Form 10-Q
period 1993-12-31
LEGG MASON INC
filed 1994-02-14
CIK 704051

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

              For Quarter Ended December 31, 1993

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

                  Commission file number 1-8529

                        LEGG MASON, INC.
     (Exact name of registrant as specified in its charter)

            MARYLAND                           52-1200960
  (State or other jurisdiction of            (I.R.S. Employer
   incorporation or organization)             Identification No.)


     111 South Calvert Street - Baltimore, MD    21203-1476
      (Address of principal executive offices)     (Zip code)

                          (410) 539-0000
      (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X        No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

11,715,569 shares of Common Stock as of the close of business on February 1, 1994.

                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                LEGG MASON, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                         (in thousands)

                                          December 31, 1993  March 31, 1993
                                             (Unaudited)
ASSETS:
 Cash and cash equivalents.............       $ 69,944         $ 24,998
 Cash and securities segregated for
  regulatory purposes..................        137,767          106,065
 Resale agreements.....................        142,474           73,801
 Receivable from brokers and dealers...          8,674            8,296
 Receivable from customers.............        239,839          208,273
 Securities owned, at market value.....         60,949          109,097
 Securities borrowed...................        114,430           14,155
 Investment securities.................         23,209            2,986
 Office equipment and leasehold
  improvements.........................         14,577           11,071
 Intangible assets.....................         23,500           25,766
 Other.................................         75,219           55,946
                                              --------         --------
                                              $910,582         $640,454
                                              ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
 Payable to brokers and dealers........       $ 14,310         $ 14,698
 Payable to customers..................        331,095          267,316
 Short-term borrowings.................         54,957           59,079
 Repurchase agreements.................          8,625           20,416
 Securities loaned.....................        128,349           10,840
 Securities sold, but not yet purchased,
  at market value......................          4,046            6,638
 Accrued compensation..................         18,308           15,487
 Other.................................         42,874           34,455
                                              --------         --------
                                               602,564          428,929
                                              --------         --------

Subordinated liabilities...............        102,497           34,597
                                              --------         --------
Stockholders' equity:
 Common stock..........................          1,170              900
 Additional paid-in capital............         75,595           73,498
 Retained earnings.....................        128,756          102,530
                                              --------         --------
                                               205,521          176,928
                                              --------         --------
                                              $910,582         $640,454
                                              ========         ========

         See notes to condensed consolidated financial statements.

                     LEGG MASON, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (in thousands except per share amounts)
                                (Unaudited)

                                        Three Months        Nine Months
                                     Ended December 31,  Ended December 31,
                                        1993     1992      1993      1992
Revenues:
 Commissions......................... $ 35,430  $29,717  $103,945  $ 82,225
 Principal transactions..............   12,539   11,954    40,316    40,652
 Investment advisory and related fees   16,781   12,950    47,299    37,089
 Investment banking..................   23,312   18,566    67,483    49,756
 Interest............................    7,807    6,256    22,126    17,852
 Other...............................    7,256    5,700    20,071    16,516
                                      --------  -------  --------  --------
                                       103,125   85,143   301,240   244,090
                                      --------  -------  --------  --------

Expenses:
 Compensation and benefits...........   59,094   50,188   171,723   140,987
 Occupancy and equipment rental......    6,738    5,814    19,752    17,408
 Communications......................    5,629    5,150    16,821    14,544
 Floor brokerage and clearing fees...    1,473    1,423     4,479     4,004
 Interest............................    3,969    2,974    11,241     8,832
 Other...............................    9,900    8,322    28,957    23,380
                                      --------  -------  --------  --------
                                        86,803   73,871   252,973   209,155
                                      --------  -------  --------  --------

Earnings Before Income Taxes.........   16,322   11,272    48,267    34,935

 Income taxes........................    6,433    4,227    18,886    13,442
                                      --------  -------  --------  --------
Net Earnings......................... $  9,889  $ 7,045  $ 29,381  $ 21,493
                                      ========  =======  ========  ========

Earnings per common share:
 Primary.............................  $  .81    $  .61    $ 2.43    $ 1.86
 Fully diluted.......................  $  .65    $  .55    $ 1.95    $ 1.69

Average number of common
 shares outstanding:
 Primary.............................  12,183    11,616    12,086    11,528
 Fully diluted.......................  16,425    13,251    16,112    13,211

Dividends declared per common share..  $  .10    $  .08    $  .28    $ .232

Book value per common share..........  $17.57    $15.03    $17.57    $15.03


          See notes to condensed consolidated financial statements.

                      LEGG MASON, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (Unaudited)
                                                         Nine Months
                                                      Ended December 31,
                                                     1993           1992
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings.....................................  $ 29,381       $21,493
  Noncash items included in earnings:
   Depreciation and amortization.................     6,249         6,264
Tax benefit of pooled entity.....................       264           318
Gain on sale of mortgage servicing portfolio.....                    (345)
                                                    -------       -------
                                                     35,894        27,730
(Increase)decrease in assets:
  Cash and securities segregated for regulatory
    purposes.....................................   (31,702)       10,793
  Receivable from brokers and dealers............      (378)       (7,382)
  Receivable from customers......................   (31,486)      (30,474)
  Securities owned...............................    48,148         4,806
  Securities borrowed............................  (100,275)       (9,781)
  Other..........................................   (18,856)      (14,001)
Increase(decrease) in liabilities:
  Payable to brokers and dealers.................      (388)        5,753
  Payable to customers...........................    63,779        58,480
  Securities loaned..............................   117,509        10,393
  Securities sold, but not yet purchased.........    (2,592)          848
  Accrued compensation...........................     2,794        (2,395)
  Other..........................................     8,112         7,405
                                                   --------       -------
CASH PROVIDED BY OPERATING ACTIVITIES............    90,559        62,175
                                                   --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for:
  Office equipment and leasehold improvements....    (6,197)       (3,140)
  Intangible assets..............................    (1,198)       (2,480)
 Proceeds from sale of mortgage servicing
  portfolio......................................                     474
 Net increase in investment securities...........   (20,223)      (14,594)
                                                   --------       -------
CASH USED FOR INVESTING ACTIVITIES...............   (27,618)      (19,740)
                                                   --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in resale agreements...............   (68,673)       (3,448)
 Net decrease in short-term borrowings...........    (4,122)       (8,295)
 Net (decrease)increase in repurchase
  agreements.....................................   (11,791)        9,058
 Issuance(repayment) of subordinated
  liabilities....................................    67,900          (420)
 Issuance of common stock........................     1,682         1,416
 Dividends paid..................................    (2,991)       (2,584)
                                                   --------       -------
CASH USED FOR FINANCING ACTIVITIES...............   (17,995)       (4,273)
                                                   --------       -------
NET INCREASE IN CASH AND CASH EQUIVALENTS........    44,946        38,162
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.    24,998        18,931
                                                   --------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.......  $ 69,944       $57,093
                                                   ========       =======

          See notes to condensed consolidated financial statements.

                LEGG MASON, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands of dollars)
                        December 31, 1993
                           (Unaudited)

1.  Interim Basis of Reporting:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared utilizing the interim basis of reporting and, as such, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year.

2.  Net Capital Requirements:

     The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. The Rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of December 31, 1993, the broker-dealer subsidiaries had aggregate net capital, as defined, of $97,388 which exceeded required net capital by $91,300.

3.  Legal Proceedings:

     The Company and its subsidiaries have been named as defendants in various legal actions arising primarily from securities and investment banking activities, including certain class actions which primarily allege violation of securities laws and seek unspecified damages which could be substantial. While the ultimate resolution of these actions and a range of loss and impact on operating results cannot be currently estimated, in the opinion of management, after consultation with legal counsel, the actions will be resolved with no material adverse effect on the financial position of the Company.

4.  Business Combination:

     On April 20, 1993, the Company issued 325,000 shares of its common stock in exchange for all of the outstanding common stock of The Fairfield Group, Inc., a provider of mutual fund advisory and other services to banks and bank trust departments.
     The acquisition was accounted for as a pooling of interests, but is not material to the Company's results of operations and financial position. Accordingly, the results of operations of The Fairfield Group, Inc. are included from the date of acquisition.

5.  Income Taxes:

     Effective April 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". The effect of adopting SFAS No. 109 was not material to the Company's financial position or results of operations.

6.  Subordinated Liabilities:

     On April 28, 1993, the Company issued $68,000 of 5.25%
convertible subordinated debentures.    The debentures mature on
May 1, 2003, and are convertible at any time prior to maturity into common stock of the Company at a conversion price of $25.80 per share, subject to adjustment in certain events and to prior redemption. The Company may redeem the debentures in whole or in part at 103.28% beginning May 1, 1996, and thereafter at prices declining annually to 100% of the principal amount on or after May 1, 2001. The net proceeds of the offering are included in resale agreements and investment securities.

7.  Common Stock Split:

     On September 24, 1993, the Company effected a five-for-four stock split to shareholders of record on September 8, 1993.
Accordingly, all share and per share information has been retroactively restated to reflect the stock split.

8.  Supplemental Cash Flow Information:

     Interest payments were $11,057 in 1993 and $8,839 in 1992. Income tax payments were $20,543 in 1993 and $14,199 in 1992.
     Included in Other Assets is a $414 taxable pooling non-cash benefit derived from the implementation of SFAS No. 109. The Fairfield Group's net assets of $237 were acquired through the issuance of 325,000 shares of the Company's common stock.

Item 2.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Three Months Ended December 31, 1993


     In the third fiscal quarter ended December 31, 1993, the Company's revenues were $103.1 million, a 21% increase from revenues of $85.1 million in the corresponding quarter of the prior year. Net earnings were $9.9 million, a 40% increase from net earnings of $7.0 million in the prior year's quarter. Primary earnings per share rose 33% to $.81 from $.61. Fully diluted earnings per share increased 18% to $.65 from $.55.

     Compared to the prior year's quarter, commission revenues rose 19% to $35.4 million, principally because of increases in sales of non-affiliated mutual funds, over-the-counter securities, variable annuities and listed securities. Revenues from principal transactions increased 5%, reflecting improved earnings on taxable fixed-income securities trading and increases in sales of over-the counter equity securities, substantially offset by a decline in sales of fixed-income securities. Investment advisory and related fees increased 30% because of growth in assets under management in Company-sponsored mutual funds, the Company's fixed-income investment advisory subsidiary and fee-based brokerage accounts. The Company, through its subsidiaries, now serves as investment advisor to more than $16 billion in mutual funds and institutional and private accounts. Investment banking revenues rose 26% to $23.3 million, reflecting substantially higher levels of underwritten and managed corporate offerings, particularly co-managed offerings of real estate investment trusts. Interest income increased 25% as a result of higher client margin account balances, substantially higher levels of conduit stock loan activities, and investment of proceeds of the $68.0 million subordinated debenture offering in April 1993. Increases in interest income were partially offset by a decline in interest earnings on substantially lower holdings of fixed-income securities. Other income rose 27%, reflecting increased levels of mortgage banking loan originations and restructurings and the addition of fees earned by The Fairfield Group acquired in April 1993.

     Operating expenses for the quarter were $86.8 million, an 18% increase from expenses of $73.9 million in the corresponding quarter of 1992. Compensation and benefits rose 18%, reflecting higher sales compensation on increased commission-based revenues, increased profitability-based compensation and personnel additions in certain product areas. Occupancy and equipment rental increased 16%, principally as a result of increased rent at the corporate headquarters and several office locations, as well as higher transaction volume processed by the Company's data processing service bureau. Communications expense rose 9% because of increase in office supply and telephone costs. Floor brokerage and clearing fees increased 3% because of heavier securities transaction volume. Interest expense increased 33%, attributable to debt-service on the convertible subordinated debenture offering and increased levels of conduit stock loan activity, partially offset by a decline in financing costs on lower holdings of fixed-income securities.
Other expenses increased 19% because of higher promotional and data processing-related expenses.

     The Company's pre-tax profit margin was 15.8% in the current quarter and 13.2% in the prior year's quarter. The effective income tax rate increased to 39.4% from 37.5% primarily as a result of the increase in the federal statutory corporate income tax rate.


Nine Months Ended December 31, 1993


     In the first nine months of the current fiscal year, the Company's revenues, net earnings and earnings per share exceeded those in any nine months in the Company's history. Net earnings increased 37% to $29.4 million from $21.5 million. Primary earnings per share rose 31% to $2.43 from $1.86. Fully diluted earnings per share increased 15% to $1.95 from $1.69. Revenues were $301.2 million, a 23% increase from revenues of $244.1 million in the corresponding period of the prior year.

     Compared to the prior year's nine month period, commission revenues increased 26% to $103.9 million, primarily because of increases in sales of listed securities, non-affiliated mutual funds, over-the-counter securities and variable annuities.
Principal transaction revenues declined 1% to $40.3 million because of a decline in sales of U.S. government, agency, and mortgage-backed securities, substantially offset by increased sales of over-the-counter securities. Investment advisory and related fees increased 28%, primarily because of growth in assets under management in Company-sponsored mutual funds, the Company's fixed-income investment advisory subsidiary and fee-based brokerage accounts. Investment banking revenues rose 36%, reflecting substantially higher levels of underwritten and managed corporate offerings, particularly co-managed offerings of real estate investment trusts. Interest income increased 24% as a result of higher client margin account balances, increased stock loan conduit activity and investment of proceeds of the $68.0 million subordinated debenture offering. Other income rose 22%, reflecting increased levels of mortgage banking loan originations and the addition of fees earned by The Fairfield Group.

     Operating expenses in the first nine months were $253.0 million, a 21% increase from expenses of $209.2 million in 1992. Compensation and benefits rose 22%, reflecting higher sales compensation on increased commission-based revenues, increased profitability-based compensation and personnel additions in certain product areas. Occupancy and equipment rental rose 13% to $19.8 million, principally as a result of higher transaction volume processed by the Company's data processing service bureau and increased rent at the corporate headquarters and several office locations. Communications expense rose 16% because of increased telephone and office supply costs. Floor brokerage and clearing fees increased 12% because of increased transaction volume. Interest expense rose 27% to $11.2 million, attributable to interest on the convertible subordinated debentures issued in April 1993 and increased levels of conduit stock loan activity. Other expenses increased 24% because of increased litigation-related charges and higher promotional and programming costs.

     The Company's pre-tax profit margin in the current nine month period was 16.0% compared to 14.3% in the corresponding period of the prior year. The effective income tax rate increased to 39.1% from 38.5% as a result of the increase in the corporate income tax rate.


Financial Condition


     There has been no material change in the Company's financial position since March 31, 1993. A substantial portion of the Company's assets is liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed primarily by free credit balances, equity capital, bank lines of credit, subordinated borrowings and other payables.

     On April 28, 1993, the Company issued $68.0 million of 5.25% convertible subordinated debentures in a public offering. The proceeds of the offering are intended for use as working capital for general corporate purposes, including expansion of activities in the Company's securities brokerage business and continued expansion and diversification of its investment advisory and other financial service businesses, both by internal growth and acquisition.

     The Company borrows and lends securities in the normal course of business to facilitate the settlement of its customer and firm proprietary transactions. In addition, the firm engages in conduit securities borrowing and lending activities in which the firm acts as an agent to facilitate settlement for other institutions. Beginning in August 1993, the Company substantially expanded its conduit securities business. In both firm and conduit transactions, the Company deposits or receives cash generally equal to 102% of the market value of securities exchanged and monitors the adequacy of collateral levels on a daily basis.

     During the nine months ended December 31, 1993, cash and cash equivalents increased $44.9 million. Cash flows from operating activities increased $90.6 million as a result of a decline in the firm's securities inventory, a net increase in customer payables and net earnings. The Company used $27.6 million of cash for investing activities, principally for the purchase of investment securities and office equipment. Cash of $18.0 was used for repayment of repurchase agreements and short-term borrowings. Additionally, $68.0 million was provided though issuance of subordinated debentures and was primarily utilized in acquiring resale agreements.

Item 6.  Exhibits and Reports on Form 8-K.


        (a)  Exhibits
             (11) Statement re: computation of per share earnings

        (b) No reports on Form 8-K were filed during the quarter ended December 31, 1993.

                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        LEGG MASON, INC.
                                          (Registrant)




DATE February 14, 1994        /s/ John F. Curley, Jr.
                              John F. Curley, Jr.
                              Vice Chairman of the Board





DATE February 14, 1994        /s/ F. Barry Bilson
                              F. Barry Bilson
                              Vice President - Finance


                        INDEX TO EXHIBITS

                                                             PAGE


11.    Statement re:  computation of per share earnings.    14-15