Form 10-K
period 1994-03-31
LEGG MASON INC
filed 1994-06-29
CIK 704051

       COVER
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-K

(Mark One)
    X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the fiscal year ended March 31, 1994
                                   or
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from            to

                       Commission File No. 1-8529


                            LEGG MASON, INC.
         (Exact name of registrant as specified in its charter)

            Maryland                                  52-1200960
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

     111 South Calvert Street                       21202
        Baltimore, Maryland                       (Zip Code)
 (Address of principal executive offices)

   Registrant's telephone number, including area code:  (410) 539-0000


Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
   Title of each class                          on which registered
Common Stock, $.10 par value                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No ___.

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of May 19, 1994, the aggregate market value of the registrant's common stock held by non-affiliates was $197,987,439.

     As of May 19, 1994, the number of shares outstanding of the registrant's common stock was 12,145,519.

                   DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement dated June 15, 1994 are incorporated by reference into Part III.

                                Part I

Item 1.   Business.

General
          Legg Mason, Inc. (the "Company") is a holding company which, through its subsidiaries, is engaged in securities brokerage and trading, investment management of Company-sponsored mutual funds and individual and institutional accounts, investment banking for corporations and municipalities, sale of insurance and annuity products, commercial mortgage banking and provision of other financial services. The Company's principal broker-dealer subsidiaries are Legg Mason Wood Walker, Incorporated ("Legg Mason Wood Walker") and Howard, Weil, Labouisse, Friedrichs Incorporated ("Howard Weil"), each of which is a regional broker-dealer and investment banking firm serving individual, institutional, corporate and municipal clients. Legg Mason Wood Walker operates primarily in the Mid-Atlantic and Mid-South regions of the United States, and Howard Weil operates primarily in the Mid-South region. The Company's other subsidiaries include Legg Mason Fund Adviser, Inc., which serves as investment adviser to or manager of Company-sponsored mutual funds with aggregate assets of approximately $3.7 billion as of March 31, 1994; Western Asset Management Company, which specializes in the management of fixed income assets for institutional accounts and had approximately $10.5 billion under management as of that date; Legg Mason Capital Management, Inc., which serves as investment adviser to individual and institutional accounts with assets of approximately $615 million as of that date; Gray, Seifert & Co., Inc., which serves as investment adviser to wealthy individual, family group, endowment and foundation accounts with assets of approximately $670 million as of that date; The Fairfield Group, Inc., which serves as investment adviser to mutual funds (with assets of approximately $560 million as of that date) structured to meet the investment needs of banks and bank trust departments; and Latimer & Buck, Inc. and Dorman & Wilson, Inc., which are primarily engaged in commercial mortgage banking and commercial loan servicing, with a total commercial loan servicing portfolio of approximately $12.0 billion at March 31, 1994.

          In the fiscal year ended March 31, 1994, the Company's total revenues were derived approximately 53% from individual investor brokerage accounts, including interest on margin accounts, 10% from institutional investor brokerage accounts, 16% from investment advisory services, and the balance from transactions as principal with other dealers, investment banking, mortgage banking and other activities.

          The Company was incorporated in Maryland in 1981 to serve as a holding company for Legg Mason Wood Walker and other subsidiaries. The predecessor company to Legg Mason Wood Walker was formed in 1970 under the name Legg Mason & Co., Inc. to combine the operations of Legg & Co., a Maryland-based broker-dealer formed in 1899, and Mason & Company, Inc., a Virginia-based broker-dealer formed in 1962. The

Company's subsequent growth has occurred through internal expansion as well as through its acquisitions of Wood Walker & Co., a New York broker-dealer, in 1973; Mason & Lee, Incorporated, a Virginia broker-dealer, in 1981; C. C. Collings and Company, Inc. and A. E. Masten & Co., Incorporated, two Pennsylvania broker-dealers, in 1984; Hill & Co., an Ohio broker-dealer, in 1985; Western Asset Management Company and Warren W. York & Co., a Pennsylvania broker-dealer, in 1986; Howard Weil in 1987; Latimer & Buck, Inc. in 1990; Dorman & Wilson, Inc. in 1991; The Fairfield Group, Inc. in April 1993; and Gray, Seifert & Co., Inc. in April 1994.

          Unless the context otherwise requires, all references in this Report to the Company include Legg Mason, Inc. and its predecessors and subsidiaries.

Registrations and Exchange Memberships

          Legg Mason Wood Walker and Howard Weil are registered as broker-dealers with the Securities and Exchange Commission ("SEC"), are members of the New York Stock Exchange, Inc. ("NYSE"), the New York Futures Exchange, Inc., the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investors Protection Corporation ("SIPC"), and are registered as futures commission merchants with the Commodity Futures Trading Commission. In addition, Legg Mason Wood Walker is a member of the Philadelphia Stock Exchange, Inc.

Brokerage Offices

          The following table reflects, as of March 31, 1994, certain information with respect to the Company's securities brokerage offices.

                                   Number of
                                   Investment         Number of
    Location                       Executives          Offices
United States:
  Maryland..................          214                14
  Pennsylvania..............          155                14
  Louisiana.................           89                10
  Virginia..................           89                 8
  North Carolina............           54                 7
  Massachusetts.............           38                 1
  Texas.....................           38                 5
  District of Columbia......           32                 1
  New York..................           22                 1
  Alabama...................           21                 3
  Ohio......................           21                 2
  Mississippi...............           18                 4
  Connecticut...............           17                 3
  New Jersey................           16                 4
  Delaware..................           13                 2
  West Virginia.............           13                 2
  Maine.....................           10                 1
  Tennessee.................            7                 1
  Florida...................            6                 1
  Georgia...................            6                 1
  South Carolina............            4                 1
  Illinois..................            2                 1
France:
  Paris.....................            5                 1

         TOTAL..............          890                88

Revenues by Source

         The following table sets forth certain information regarding the revenues of the Company by source.

                                    LEGG MASON, INC. AND SUBSIDIARIES

                                            Years Ended March 31,

                                  1992               1993               1994
                                           (Dollars in thousands)
                             Amount  Percent    Amount  Percent    Amount Percent
Commissions
  Listed.................. $ 53,979   18.5%   $ 58,048   17.3%   $ 67,034  16.9%
  Over-the-Counter........   29,249   10.0      26,644    7.9      29,920   7.5
  Mutual Funds............   21,100    7.2      23,927    7.1      31,364   7.9
  Insurance & Annuities...    5,096    1.7       5,972    1.8      10,660   2.7
  Options & Commodities...    3,132    1.1       2,714    0.8       2,397   0.6
      Total...............  112,556   38.5     117,305   34.9     141,375  35.6
Principal Transactions(1)
  Customer Related:
    Government & Agency...   18,266    6.2      22,258    6.6      16,235   4.1
    Municipal.............   14,843    5.1      12,907    3.9      13,173   3.3
    Corporate Debt........    3,760    1.3       2,939    0.9       2,855   0.7
    Over-the-Counter......   10,292    3.5      12,120    3.6      17,969   4.6
                             47,161   16.1      50,224   15.0      50,232  12.7
  Dealer Related:
    Government & Agency...    1,027    0.4      (1,043)  (0.3)        714   0.1
    Municipal.............      799    0.3         241    0.1        (585) (0.1)
    Corporate Debt........       42     -           72     -           45    -
    Over-the-Counter......    4,162    1.4       5,506    1.6       3,543   0.9
                              6,030    2.1       4,776    1.4       3,717   0.9
      Total...............   53,191   18.2      55,000   16.4      53,949  13.6
Investment Advisory &
  Related Fees............   42,887   14.7      50,915   15.1      65,583  16.5
Investment Banking(2)
  Corporate...............   30,721   10.5      45,432   13.5      60,838  15.3
  Municipal...............   11,576    4.0      21,143    6.3      18,445   4.6
      Total...............   42,297   14.5      66,575   19.8      79,283  19.9
Interest Income...........   25,629    8.7      23,973    7.1      29,990   7.5
Other(3)..................   15,796    5.4      22,579    6.7      27,354   6.9
      Total Revenues...... $292,356  100.0%   $336,347  100.0%   $397,534 100.0%


(1) Principal transactions (securities transactions in which the Company buys for or sells from its own inventory) are classified as "Customer Related" when such transactions are effected with a customer of the Company (whether an individual or institutional investor) and as "Dealer Related" when such transactions are effected with another dealer.
(2) Principally selling concessions from underwriting participations and fees from managed offerings.
(3)  Includes revenues from mortgage servicing and loan originations (1992:
     $5,624; 1993:  $12,198; 1994:  $14,908), real estate appraisal and consulting fees (1992:  $3,435; 1993:  $3,776; 1994:  $3,094) and gains on sales of investment securities (1992:  $1,822; 1993:  $49; 1994:  $48).

         Because the various activities and departments of the Company are interdependent, and substantially the same sales personnel and office facilities are engaged in the generation of revenues, the Company does not believe that a meaningful allocation of expenses can be made among these operations.

Retail Securities Business

         For the fiscal years ended March 31, 1992, 1993 and 1994, revenues derived from securities transactions for individual investors (excluding interest on margin accounts) constituted approximately 83%, 82% and 84%, respectively, of total revenues from securities transactions and 52%, 50% and 50%, respectively, of the Company's total revenues. Management believes that such services will continue to be the Company's primary source of revenues in the foreseeable future, although the percentage of total revenues may decrease primarily as a result of increases in investment advisory and mortgage banking revenues. Retail commissions are charged on both exchange and over-the-counter ("OTC") transactions in accordance with a schedule which the Company has formulated and may change from time to time. Discounts from the schedule may be granted in certain cases. The Company also offers certain account arrangements under which a single fee is charged based on a percentage of the assets held in a customer's account and no commissions are charged on a transaction by transaction basis. When OTC transactions are executed by the Company as a dealer, the Company receives, in lieu of commissions, mark-ups or mark-downs that are included in "Revenues by Source" as customer-related principal transactions. The Company has dealer-sales agreements with several major distributors that offer mutual fund shares through broker-dealers. In addition, the Company sells shares of Company-sponsored mutual funds. See "Company-Sponsored Mutual Funds."

Margin Accounts, Interest Income and Free Credit Balances

         Customers' securities transactions are effected on either a cash or a margin basis. In a margin account, the customer pays less than the full cost of the securities purchased and the broker-dealer makes a loan for the balance of the purchase price secured by the securities purchased or other securities owned by the investor. The amount of the loan is subject to the margin regulations (Regulation T) of the Board of Governors of the Federal Reserve System, NYSE margin requirements, and the Company's internal policies, which in some instances are more stringent than Regulation T or NYSE requirements. In permitting a customer to purchase securities on margin, the Company is subject to the risk that a market decline could reduce the value of its collateral below the amount of the customer's indebtedness and that the customer might be unable otherwise to repay the indebtedness.

         Interest is charged on amounts borrowed by customers (debit balances) to finance their margin transactions. The rate of interest charged to customers is the brokers' call money rate (the interest rate on bank loans to brokers collateralized by securities) plus an additional amount that varies depending upon the size of the customer's debit balances and level of account activity. For the fiscal years ended March 31, 1992, 1993 and 1994, interest income derived from these sources constituted approximately 3% of the Company's total revenues in each year. Interest is also earned on securities owned by the Company and on operating and segregated cash balances.

         Free credit balances (excess funds kept by customers in their brokerage accounts), equity capital, subordinated liabilities and bank lines of credit are the primary sources of funds to finance customers' margin account borrowings. Legg Mason Wood Walker pays interest on certain free credit balances in customers' accounts when the customer has indicated that the funds will be used for reinvestment at a future date. The rate of interest on these customer balances has generally been below money market fund rates. In fiscal 1994, Legg Mason Wood Walker paid interest on approximately 77% of customer free credit balances.

Institutional Business

         The Company is engaged in executing securities transactions for institutional investors such as banks, mutual funds, insurance companies and pension and profit-sharing plans. Such investors normally purchase and sell securities in large quantities which require special marketing and trading expertise. The Company believes that a significant portion of its institutional brokerage commissions is received as a consequence of provision to institutions of research opinions and services regarding specific corporations and industries and other matters affecting the securities markets. See "Research."

         Transactions are executed by the Company acting as broker or as principal. The Company permits discounts from its commission schedule to its institutional customers. The size of such discounts varies with the size of particular transactions and other factors. For the fiscal years ended March 31, 1992, 1993 and 1994, revenues derived from securities transactions for institutional investors constituted approximately 17%, 18% and 16%, respectively, of total revenues from securities transactions and 10%, 11% and 10%, respectively, of the Company's total revenues.

Principal Transactions

         The Company is an active market maker and distributor of municipal bonds, particularly bonds issued by municipalities located in the Mid-Atlantic and Mid-South regions. The Company also makes primary markets in equity securities that are traded OTC, particularly securities of companies located in the Mid-Atlantic and Mid-South regions.

         As of March 31, 1994, the Company made markets in equity securities of approximately 490 corporations, including corporations for which the Company has acted as a managing or co-managing underwriter. The Company has 26 traders involved in trading corporate equity and debt securities, 16 in trading municipal securities, and 8 in trading government securities.

         The Company's market-making activities are also conducted with other dealers through a network of direct wires, and with institutional and individual customers of its branch office system.
In making markets in equity and debt securities, the Company maintains positions in such securities to service its customers and accordingly exposes its own capital to the risk of fluctuations in market value. While the Company seeks to avoid substantial market risk, and may engage in hedging transactions to minimize risk, it does, nonetheless, realize profits and losses from market fluctuations. Trading profits (or losses) depend upon the skills of the employees engaged in market making, the amount of capital allocated to positions in securities and the general level of activity and trend of prices in the securities markets.

Investment Banking

         Corporate and Municipal Finance

         The Company participates as an underwriter in public offerings of corporate debt and equity issues as well as municipal securities, generally as a member of underwriting syndicates managed by others. The Company also serves as manager or co-manager of corporate equity and municipal offerings, generally involving issuers located in the Mid-Atlantic and Mid-South regions.

         The following tables set forth, for the periods indicated,
(i) the total number and dollar amount of corporate stock and bond and municipal bond offerings managed or co-managed by the Company, and
(ii) the total number and dollar amount of its underwriting participations in those offerings and in offerings managed by others.

                          Managed or Co-Managed Offerings
Calendar Year      Number of Issues         Amount of Offering
                 Corporate  Municipal    Corporate       Municipal
  1989               18         138    $3,144,263,000 $ 3,053,183,000
  1990               18         125     2,006,152,000   2,327,652,000
  1991               23         215     3,792,939,000   4,813,803,000
  1992               62         314     7,361,066,000  10,091,755,000
  1993               81         340     9,949,500,000  15,715,724,000

                             Underwriting Participations
Calendar Year      Number of Issues      Amount of Participation
                 Corporate  Municipal    Corporate       Municipal
  1989               336        195    $  477,148,000  $  908,231,000
  1990               237        191       246,831,000     547,234,000
  1991               380        313       595,406,000   1,654,210,000
  1992               500        362     1,139,104,000   1,845,151,000
  1993               598        458     1,396,410,000   6,017,729,000

         As the above tables indicate, the number and size of corporate and municipal offerings managed or underwritten by the Company increased sharply in 1991, 1992 and 1993, largely because of favorable conditions in the equity and debt markets, and refinancings resulting from substantial declines in interest rates. The 1992 and 1993 increases included a substantial volume of closed-end fund offerings and the 1993 increase included a substantial volume of real estate investment trust offerings.

         Underwriting involves both economic and regulatory risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase, or if it is forced to liquidate its commitments at less than the agreed purchase price. In addition, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to underwritten offerings. See "Item 3. Legal Proceedings" describing certain proceedings in which claims for substantial damages have been asserted against a subsidiary of the Company relating to certain underwritings. Furthermore, because underwriting commitments require a charge against net capital, the Company's broker-dealer subsidiaries could find it necessary to limit their underwriting participations to remain in compliance with regulatory net capital requirements. See "Net Capital Requirements."

         Other Investment Banking Activities

         The Company's investment banking activities also include private debt and equity placements and initiation and advice with respect to merger and acquisition transactions, as well as provision of financial advisory services to corporate and municipal clients.

         The Company sells interests in both private and public limited partnership investments and has originated real estate securities partnership offerings, although activities in this area have not been significant for several years. In self-originated offerings, subsidiaries of the Company serve as general partners of limited partnerships sponsored by the Company, which may subject the Company to the potential liabilities that can arise as a result of such service.

         At March 31, 1994, the Company had 65 professionals engaged in investment banking activities, including 31 in municipal finance,

32 in corporate finance and 2 in limited partnership investment activities.

Company-Sponsored Mutual Funds

         The Company sponsors and serves as distributor for fourteen Legg Mason mutual funds, including four equity funds, seven taxable and tax-exempt fixed income funds and three taxable and tax-exempt money market funds. Legg Mason Fund Adviser, Inc., Western Asset Management Company, and Legg Mason Capital Management, Inc., wholly-owned subsidiaries of the Company, serve as investment adviser to or manager of these funds. The Company anticipates that it will sponsor additional funds in the future and that such funds will be advised by investment advisory subsidiaries of the Company.

         As of March 31, 1993 and 1994, the aggregate net assets of all Company-sponsored mutual funds were approximately $3.0 billion and $3.7 billion, respectively.

         In 1992, the National Association of Securities Dealers
(NASD) adopted amendments to its rules designed to achieve approximate economic equivalence between asset-based sales charges and other forms of mutual fund sales charges it already regulates. The Company is in compliance with the NASD amendments, which became effective in July 1993, and does not anticipate any adverse effect on the amounts it receives as asset-based sales charges. For the fiscal years ended March 31, 1992, 1993 and 1994, the Company received approximately $9.2 million, $12.3 million and $16.8 million, respectively, in asset-based sales charges from its sponsored mutual funds.

Investment Advisory Services

         Legg Mason Fund Adviser, Inc., a wholly-owned subsidiary of the Company, serves as investment adviser to or manager of the Company-sponsored mutual funds as described above.

         Legg Mason Capital Management, Inc. ("Capital Management") a wholly-owned subsidiary of the Company, manages securities portfolios of individual and institutional clients. Agreements entered into with clients provide broad discretionary account management authority to Capital Management, which manages each account in accordance with a client's general goals. At March 31, 1993 and 1994, this subsidiary managed assets with values of approximately $385 million and $615 million, respectively, including approximately $28 million and $75 million, respectively, of the Company's funds invested in short-term securities (not including assets in Company-sponsored mutual funds for which it serves as investment adviser).

         Western Asset Management Company, a wholly-owned investment advisory subsidiary located in Pasadena, California, specializes in the discretionary management of fixed-income assets for institutional clients. At March 31, 1993 and 1994, Western Asset had approximately

$8.0 billion and $10.5 billion, respectively, under management (not including assets in Company-sponsored mutual funds for which it serves as investment adviser). The Company has entered into a revenue sharing agreement with Western and certain of its key officers pursuant to which specified percentages of Western's revenues are retained by Western to pay its operating expenses, including salaries and bonuses, with specific expense and compensation allocations generally determined by Western management.

         The Fairfield Group, Inc., a wholly-owned subsidiary of the Company acquired in April 1993, offers several investment vehicles structured to meet the specialized investment needs of banks and bank trust departments. These include the Navigator taxable and tax-free money market funds, with combined assets of $560 million at March 31, 1994, and Navigator REPO/LINE, a service which invests $1.6 billion of short-term cash in repurchase agreements collateralized by U.S. government securities.

         Gray, Seifert & Co., Inc., a wholly-owned subsidiary of the Company acquired in April 1994, manages securities portfolios for wealthy individuals and family groups, endowments, and foundations. At March 31, 1994, this company managed assets with a value of approximately $670 million.

         The Company's advisory activities also include "wrap-fee" programs in which the Company's customer pays a single asset-based fee that covers all execution and advisory services, including advisory services provided by the Company's investment advisory affiliates and selected independent advisory firms. In addition, the Company provides asset allocation and advisor performance and selection consultation services.

Mortgage Banking and Real Estate Services

         Latimer & Buck, Inc., a wholly-owned subsidiary of the Company acquired in October 1990, is engaged in the commercial mortgage banking, loan servicing and pension fund advisory businesses. In its mortgage banking business, Latimer & Buck originates, structures, places and services commercial mortgages on income-producing properties for insurance companies, pension funds and other investors. In its pension fund advisory business, Latimer & Buck manages mortgage portfolios on behalf of two state pension funds. Latimer & Buck's headquarters are located in Philadelphia, Pennsylvania, and it has offices located in the Mid-Atlantic and Southeastern regions of the United States.

         In May 1991, the Company acquired the net assets of Dorman & Wilson, Inc., a mortgage banking firm engaged in commercial mortgage
banking and loan servicing.   Headquartered in White Plains, New York,
Dorman & Wilson has offices in New York and New Jersey.

         During fiscal 1994, the Company acquired commercial mortgage servicing portfolios totalling approximately $1.0 billion. As of March 31, 1994, the Company's aggregate commercial mortgage servicing portfolio was approximately $12.0 billion.

         Legg Mason Realty Group, Inc., a wholly-owned subsidiary of the Company with offices in Baltimore, Washington, D.C. and Philadelphia, provides market feasibility, consulting and appraisal services regarding residential, retail, commercial and industrial real estate to a diverse clientele.

Insurance and Financial Planning

         Approximately 600 of the Company's investment executives are licensed to sell insurance. Legg Mason Financial Services, Inc., a wholly-owned subsidiary of the Company, acts as general agent for several life insurance companies and sells fixed and variable annuities and insurance. The Company also offers comprehensive financial planning services to individuals.

Other Services

         At March 31, 1994, the Company served as a non-bank custodian for approximately 92,000 IRA's, 2,700 Keogh Plans, and 5,900
Simplified Employee Pension Plans.

         The Company effects the purchase and sale of options and commodities transactions on behalf of clients.

         In March 1993, the Company established the Legg Mason Trust Company, a state chartered, non-depository bank, to provide services as a trustee for trusts established by the Company's individual and employee benefit plan clients. The Company provides brokerage and advisory services for a significant portion of the assets held in the Trust Company's accounts.

Research

         The Company employs 24 analysts who develop investment recommendations and market information with respect to companies and industries, a significant number of which are headquartered in the Mid-Atlantic and Mid-South regions. Legg Mason Wood Walker's research emphasizes the identification of securities of financially sound, well managed companies that appear to be undervalued in relation to their long-term earning power or the value of underlying assets. Legg Mason refers to this investment strategy as the "Value Approach" to investing. Howard Weil's analysts concentrate on the oil and gas exploration, pipeline and service industries. The Company's research services are supplemented by research services purchased from outside consultants.

         The Company's clients do not pay for research services directly, although the Company is often compensated for its research services by institutional clients through the direction of brokerage transactions to the Company for execution. The Company believes that its research activities are extremely important in attracting and retaining individual and institutional brokerage and investment advisory clients.

Operations

         Administrative and operations personnel are responsible for the processing of securities transactions; receipt, identification and delivery of funds and securities; internal financial controls; office services; custody of customers' securities and the handling of margin accounts. At March 31, 1994, the Company had approximately 300 full-time employees performing such functions.

         There is considerable fluctuation during any year and from year to year in the volume of transactions the Company must process. During the fiscal years ended March 31, 1992, 1993 and 1994, the Company processed approximately 1,456,000, 1,721,000 and 2,146,000 securities transactions, respectively. The Company records transactions and posts its books on a daily basis. Operations personnel monitor day-to-day operations to determine compliance with applicable laws, rules and regulations. Failure to keep current and accurate books and records can render the Company liable to disciplinary action by governmental and self-regulatory authorities.

         Legg Mason Wood Walker clears most of its securities transactions as a participant in the National Securities Clearing
Corporation and the Depository Trust Company ("DTC"). Legg Mason Wood Walker also has joined the Midwest Securities Trust Company for custody of non-DTC eligible securities and clears U.S. government and agency securities through a member bank of the Federal Reserve.

         The Company's broker-dealer subsidiaries execute and compare their NYSE and other exchange transactions (including transactions on exchanges of which they are not a member) through the Pershing Division of Donaldson, Lufkin & Jenrette Securities Corporation. The subsidiaries execute and compare their own OTC transactions. The subsidiaries clear options and foreign securities transactions through Pershing. Pershing also processes orders and floor reports, matches trades, and transmits execution reports to the subsidiaries' offices and records data pertinent to trades in listed securities.

         The Company believes that its internal controls and safeguards are adequate, although fraud and misconduct by customers and employees and the possibility of theft of securities are risks inherent in the securities industry. As required by the NYSE and certain other authorities, the Company carries a fidelity bond covering loss or theft of securities as well as forgery of checks and drafts and embezzlement and misplacement of securities. The bond provides total coverage of $30,000,000 (subject to a $1,000,000 deductible per claim).

Employees

         At March 31, 1994, the Company had approximately 2,650 employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory. However, competition for experienced financial services personnel, especially investment executives and investment management professionals, is keen and from time to time the Company may experience a loss of valuable personnel.

         The Company recognizes the importance of hiring and training investment executives. The Company trains new investment executives who are required to take examinations given by the NYSE, the NASD and various states in order to be registered and qualified. The Company also requires ongoing training for investment executives.

Competition

         The Company is engaged in an extremely competitive business. Its competition includes, with respect to one or more aspects of its business, numerous national, regional and local broker-dealer and investment advisory firms, and commercial banks and thrift institutions. Many of these organizations have substantially greater personnel and financial resources than the Company. Discount brokerage firms oriented to the retail market, including firms affiliated with commercial banks and thrift institutions, are devoting substantial funds to advertising and direct solicitation of customers in order to increase their share of commission dollars and other securities-related income. In many instances, the Company is competing directly with such organizations. The Company also competes for investment funds with banks, insurance companies and investment companies. The principal competitive factors relating to the Company's business are the quality of advice and services provided to investors and the price of those services.

         Competition in the Company's business periodically has been affected by significant developments in the securities industry. See "Factors Affecting the Company and the Securities Industry -- Industry Changes and Competitive Factors."

Regulation

         The securities industry in the United States is subject to extensive regulation under both Federal and state laws. The SEC is the Federal agency charged with administration of the Federal securities laws. Much of the regulation of broker-dealers has been delegated to self-regulatory authorities, principally the NASD and the securities exchanges. These self-regulatory organizations conduct periodic examinations of member broker-dealers in accordance with rules they have adopted and amended from time to time, subject to approval by the SEC. Securities firms are also subject to regulation by state securities commissions in those states in which they do business.

         Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trading practices among broker-dealers, uses and safekeeping of customers' funds and securities, capital structure and financial soundness of securities firms, recordkeeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and self-regulatory authorities, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. The SEC, self-regulatory authorities and state securities commissions may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and can have an adverse impact on the reputation of a broker dealer. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of the regulated entity.

         The Company's investment advisory subsidiaries and the Company-sponsored mutual funds are also subject to extensive Federal and state regulation by the SEC and state securities commissions.

         The Company's broker-dealer subsidiaries are required by Federal law to belong to the SIPC. When the SIPC fund falls below a certain amount, members are required to pay annual assessments. The Company's broker-dealer subsidiaries are currently contributing .00054% of their adjusted gross revenues to the fund. The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. The Company purchases insurance that provides additional protection for securities of up to $9,500,000 per customer.

Net Capital Requirements

         Every registered broker-dealer doing business with the public is subject to the Uniform Net Capital Rule (Rule 15c3-1) promulgated by the SEC. The Rule, which is designed to measure the financial soundness and liquidity of broker-dealers, specifies minimum net capital requirements. Since the Company is not itself a registered broker-dealer, it is not directly subject to the Uniform Net Capital Rule. However, its broker-dealer subsidiaries are subject to the Rule, and a provision of the Rule requires that a broker-dealer notify the SEC prior to the withdrawal of equity capital by a parent company if the withdrawal would exceed the greater of $500,000 or 30 percent of the broker-dealer's excess net capital.

         Rule 15c3-1 provides that a broker-dealer doing business with the public shall not permit its aggregate indebtedness to exceed 15 times its net capital (the "primary method") or, alternatively, that it not permit its net capital to be less than 2% of its aggregate debit items (primarily receivables from customers and broker-dealers) computed in accordance with such Rule (the "alternative method").
Legg Mason Wood Walker and Howard Weil use the alternative method of calculation. As of March 31, 1994, these broker-dealer subsidiaries had aggregate net capital of $104.8 million, which exceeded the minimum net capital requirements by $98.9 million.

         In computing net capital under the Rule, various adjustments are made to net worth with a view to excluding assets not readily convertible into cash and to provide a conservative statement of other assets, such as a firm's position in securities. To that end, a deduction is made against the market value of securities to reflect the possibility of a market decline prior to their disposition. For every dollar that net capital is reduced, by means of such deductions or otherwise (for example, through operating losses or capital distributions), the maximum aggregate debit items which a firm may carry is reduced. Thus, net capital rules, which are unique to the securities industry, impose financial restrictions upon the Company's business that are more severe than those imposed on other types of businesses.

         Under NYSE Rule 326, Legg Mason Wood Walker and Howard Weil, as member organizations that carry customer accounts, would be required to reduce their business activities if their net capital, as defined, was less than 4% of aggregate debit items, as defined, and would be precluded from expanding their business if their net capital was less than 5% of aggregate debit items.

         Compliance with applicable net capital rules could limit operations of the Company's broker-dealer subsidiaries, particularly operations such as underwriting and trading activities that require use of significant amounts of capital. A significant operating loss or an extraordinary charge against net capital could adversely affect the ability of the broker-dealers to expand or even maintain their present levels of business.

Outstanding Subordinated Liabilities

         Legg Mason Wood Walker has incurred subordinated liabilities ("Subordinated Liabilities") which it is permitted to treat as capital for the purposes of the Uniform Net Capital Rule and NYSE Rules 325 and 326. The Subordinated Liabilities instruments issued by Legg Mason Wood Walker provide that such liabilities shall be subordinated in right of payment to the prior payment in full, or provision for such payment, of all obligations to all other present and future creditors of Legg Mason Wood Walker (except for other Subordinated Liabilities similarly subordinated). At March 31, 1994, Legg Mason Wood Walker had $15.0 million of Subordinated Liabilities outstanding, all of which was due to Legg Mason, Inc. The Subordinated Liabilities due to Legg Mason, Inc. may, with the prior written consent of the NYSE, be prepaid in whole or in part at any time after such Subordinated Liabilities have been outstanding for more than one year. Legg Mason Wood Walker may not pay or permit the payment or withdrawal of any Subordinated Liability if, after giving effect to such payment or withdrawal, its net capital would be less than 5% (6% in the case of Subordinated Liabilities due to Legg Mason, Inc.) of aggregate debit items. See Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Factors Affecting the Company and the Securities Industry

         The securities industry is characterized by frequent change, the effects of which have been difficult to predict. In addition to an evolving regulatory environment, the industry has been subject to radical changes in pricing structure, alternating periods of contraction and expansion and intense competition from within and outside the industry.

         Fluctuating Securities Volume and Prices

         The securities industry is subject to substantial fluctuations in volume and price levels of securities transactions. These fluctuations can occur on a daily basis as well as over longer periods as a result of national and international economic and political events, and broad trends in business and finance. Reduced volume and prices generally result in lower commissions and investment banking revenues, as well as losses from trading as principal and from underwriting. Profitability is adversely affected in periods of reduced volume because fixed costs remain relatively unchanged. To the extent that purchases of securities are permitted to be made on margin, securities firms also are subject to risks inherent in extending credit, especially during periods of rapidly declining markets, in that a market decline could reduce collateral value below the amount of a customer's indebtedness. In the past, heavy trading volume has caused clearance and processing problems for many securities firms, and this could occur in the future. In addition, there is risk of loss from errors that can occur in the execution and settlement process. See "Operations."

         Industry Changes and Competitive Factors

         Considerable consolidation has occurred in the securities industry since the late 1960's as numerous securities firms have either ceased operations or been acquired by other securities firms, in many cases resulting in firms with greater financial resources than firms such as the Company. In addition, a number of substantial companies not previously engaged in the securities business have made investments in and acquired securities firms. Increasing competitive pressures in the securities industry require regional securities firms to offer to their customers many of the financial services that are provided by much larger securities firms that have substantially greater resources than the Company. A sizeable number of new investment advisory firms and mutual funds have been established in recent years, increasing competition in that area of the Company's activities.

         Fixed minimum commissions for securities transactions were eliminated in 1975, resulting in substantial discounts of commissions earned from institutional customers and in the establishment of an increasing number of firms, including affiliates of banks and thrift institutions, that offer discount brokerage services to retail customers. These firms generally effect transactions at lower commission rates on an "execution only" basis, without offering other services such as investment advice and research that are provided by "full-service" brokerage firms such as the Company. In addition, some discount brokerage firms have increased the range of services that they offer. Continued increases in the number of discount brokerage firms and services provided by such firms may adversely affect the Company.

         Certain institutions, notably commercial banks and thrift institutions, have become a competitive factor in the securities industry by offering certain investment banking and corporate and individual financial services traditionally provided only by securities firms. The Federal Reserve Board has approved applications of major commercial banks to underwrite and deal in certain types of securities that such banks had not been permitted to underwrite and deal in previously, subject to limitations on the resulting underwriting volume and market share. Commercial banks, generally, are expanding their securities activities, as well as their activities relating to the provision of financial services. Also, major corporations have acquired large securities firms. While it presently is not possible to predict the type and extent of competitive services that banks and other institutions ultimately may offer or the extent to which administrative or legislative barriers will be repealed or modified, to the extent that such services are offered on a large scale, securities firms such as the Company that are heavily oriented to individual retail customers may be adversely affected.

         Regulation

         The business of the Company and its subsidiaries in the securities industry is subject to regulation by various regulatory authorities that are charged with protecting the interests of broker-dealers' customers. See "Regulation."

         Effect of Net Capital Requirements

         The SEC and the NYSE have stringent rules with respect to the net capital requirements of securities firms. A significant operating loss or extraordinary charge against net capital may adversely affect the ability of the Company's broker-dealer subsidiaries to expand or even maintain their present levels of business. See "Net Capital Requirements."

         Litigation

         Many aspects of the Company's business involve substantial risks of liability. In the normal course of business, the Company's subsidiaries have been named as defendants or co-defendants in lawsuits seeking substantial damages. There has been an increased incidence of litigation in the securities industry in recent years, including class action suits which generally seek substantial damages. See "Item 3. Legal Proceedings."

Item 2.  Properties.

         The Company leases all of its office space. The Company's Baltimore headquarters and sales office are located in an office building in which the Company is the major tenant. The Company currently occupies approximately 97,000 square feet for a term expiring in February 1998. Annual base rental for the current leased space is approximately $2.3 million.

         Information concerning location of the Company's sales offices is contained in Item 1 of this Report. See Note 7 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Item 3.  Legal Proceedings.

         Taxable Municipal Bond Litigation

         From April 1990 through January 1991, a number of purported class actions were filed in various federal courts naming Howard, Weil, Labouisse, Friedrichs Incorporated as one of the defendants in connection with seven different public offerings involving a total of $1.55 billion in taxable municipal bonds issued by six state financing authorities. The seven offerings were made in the period from July through November 1986. Howard Weil was one of the co-managing underwriters in the offerings, each of which had Drexel Burnham Lambert Incorporated as the senior managing underwriter. All of these actions, which generally are based on similar factual and legal allegations, as discussed below, have been transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the Eastern District of Louisiana (the "MDL Court") for coordinated and consolidated pre-trial proceedings under the caption In Re Taxable Municipal Bond Securities Litigation. Pursuant to a pre-trial order of the MDL Court, the various actions have been consolidated and a single complaint has been filed to cover all actions relating to each of the public offerings. In addition, a single complaint has been filed to cover the allegations made under RICO with respect to all of the offerings. The following schedule sets forth with respect to each offering the identification and amount of the offering, including the percentage underwritten by Howard Weil, and the title of the consolidated action in the MDL Court.

Bond Offering                             Title of Action
$150 Million Louisiana                    First National Bank v.
Housing Finance Agency                    Louisiana Housing
8.61% Securitized Multifamily             Finance Agency, et al.
Housing Revenue Bonds,
Series 1986A
Howard Weil Underwriting
Percentage:  11.0%

$300 Million Southeast Texas              Texas State Bank, et
Housing Finance Corporation               al. v. Southeast Texas
8.6% Securitized Multifamily              Housing Finance
Housing Revenue Bond Series 1986A         Corporation, et al.
Howard Weil Underwriting
Percentage:  13.3%

$150 Million Louisiana Agricultural       Bloomfield State Bank,
Finance Authority 8.25% Agricultural      et al. v. Louisiana
Revenue Bonds Series 1986A                Agricultural Finance
Howard Weil Underwriting                  Authority, et al.
Percentage:  23.0%

$150 Million Louisiana Agricultural       Associated Kellogg Bank,
Finance Authority 8.80% Securitized       et al. v. Louisiana
Agricultural Revenue Bonds Series 1986A   Agricultural Finance
Howard Weil Underwriting                  Authority, et al.
Percentage:  17.8%

$400 Million Health, Educational          Janet Virgin, et al. v.
and Housing Facility Board of the City    Health, Educational and
of Memphis, Tennessee 8.68% Securitized   Housing Facility Board of
Multifamily Housing Revenue Bonds,        the City of Memphis,
Series 1986                               Tennessee, et al.
Howard Weil Underwriting
Percentage:  11.1%

$200 Million El Paso Housing Finance      Farm Bureau Town & Country
Corporation 8.8% Securitized Multifamily  Insurance Company of
Housing Revenue Bonds, Series 1986A       Missouri, et al. v.
Howard Weil Underwriting                  El Paso Housing Finance
Percentage:  19.7%                        Corporation, et al.

$200 Million Nebraska Investment Finance  Washington National Life
Authority Agricultural Revenue Bonds,     Insurance Company of New
Series 1986A and Series 1986B             York, et al. v. Morgan
Howard Weil Underwriting                  Stanley & Co.
Percentage:  19.3%                        Incorporated, et al.

         Generally, each action alleges, among other things, that the official statement by which the public offering was made contained misrepresentations and omissions in violation of federal and state securities laws, common law fraud, negligent misrepresentation and RICO. The complaints generally allege misstatements and omissions regarding, among other things, (i) the likelihood that the proceeds of each offering that were placed in a guaranteed investment contract ("GIC") issued by Executive Life Insurance Company would remain invested in the GIC rather than being used to purchase, and collateralize the bonds with, agricultural or multifamily housing loans; (ii) an alleged scheme between Drexel Burnham Lambert Incorporated, the senior managing underwriter of the offering, and Executive Life relating to retention of the proceeds in the GIC;
(iii) Executive Life's substantial investment of its funds in junk bonds; and (iv) the possibility that the GICs would not be treated as insurance products entitled to pro rata treatment with other Executive Life insurance products in the event of an Executive Life insolvency. In each action, the plaintiff class purportedly consists of all persons who purchased the bonds either in the initial offering or in the open market through April 1990. Following the deterioration of the junk bond market in early 1990, the ratings of both Executive Life and the bonds that had been issued in the seven offerings were downgraded and the bonds experienced substantial market price declines. In addition, the bonds have defaulted in interest payments as a result of Executive Life having been placed in conservatorship in April 1991 and ceasing payments on the GICs, and the amount of future payments of principal and interest is dependent upon successful resolution of the pending conservatorship. The various complaints seek actual and punitive damages in unspecified amounts, pre and post judgment interest, as well as costs and attorneys' fees. If any of these actions were determined adversely to Howard Weil, substantial liabilities could result, with a significant adverse effect on Howard Weil's financial condition and operations.

         During 1992, the MDL Court issued orders denying the motions to dismiss of Howard Weil and the other principal defendants with respect to virtually all counts of the complaint. Based on the pre-trial order of the MDL Court, the discovery process has been substantially completed and the case will proceed through successive pre-trial stages, including class certification.

         In September 1993, all class plaintiffs except Washington National Life Insurance Company of New York, a putative class representative in the case relating to the Nebraska Investment Finance Authority bonds, voluntarily dismissed the plaintiffs' joint complaint covering allegations made under RICO. Howard Weil and other defendants filed a motion for summary judgment with respect to Washington National's RICO claim. This motion has been granted.

         In August 1993, Howard Weil and other defendants filed motions for summary judgment with respect to the issue of whether plaintiffs' claims under Rule 10b-5 should be dismissed in any case in which plaintiffs did not actually rely on the official statements that are alleged to have been false and misleading. These motions are pending.

         In May 1991, an action captioned Texas Commerce Bank-El Paso, N.A., et al. v. Garamendi, et al. was commenced seeking a declaration as to the liquidation priority of the Executive Life GICs and alleging, in the alternative, among other things, that Howard, Weil, Labouisse, Friedrichs Incorporated and a co-managing underwriter, in connection with the taxable bonds issued by the El Paso Housing Finance Corporation ("El Paso"), violated the common law and the Texas Securities Act by (i) representing to El Paso and to Texas Commerce Bank-El Paso, N.A. ("TCB"), the indenture trustee of the El Paso bonds, that the GIC issued by Executive Life Insurance Company to TCB was a policy of insurance and that TCB would be treated as a "policyholder" for purposes of priorities upon liquidation of Executive Life under the California Insurance Code, or (ii) failing to inform El Paso and TCB that there was reason to believe that the GIC would not be treated as an insurance policy. Plaintiffs in the present action seek a declaration by the court that they will be entitled to damages and/or equitable indemnity from Howard Weil and the other defendants for any liability incurred as a result of a determination that TCB is not entitled to treatment as a policyholder with respect to the Executive Life GIC. Howard Weil and the other defendants have filed a motion to dismiss this action and simultaneously moved to stay all proceedings on the alternative claims pending resolution of the proceedings in the MDL Court. On November 15, 1991, the California Superior Court ruled that Executive Life GICs issued in connection with the taxable municipal bonds should be treated in the same liquidation priority as Executive Life insurance policies. On November 30, 1992, the California Court of Appeals affirmed the decision of the Superior Court.

         In January 1991, an action captioned Magnolia Life Insurance Company v. Howard, Weil, Labouisse, Friedrichs Incorporated was commenced in the 14th Judicial District Court, Parish of Calcasieu, State of Louisiana, alleging misrepresentation by Howard Weil in the sale to Magnolia in April 1988 of approximately $830,000 of taxable municipal bonds issued by the Louisiana Agricultural Finance Authority ("LAFA"). These bonds had been part of the bonds issued in the 1986 LAFA public offering described above. The plaintiff alleges that Howard Weil misrepresented to it that the bonds were secured by government guaranteed loans. In September 1991, the plaintiff filed a motion for summary judgment. The hearing on the motion and discovery in this action have been stayed pending the commencement of proceedings in other taxable bond cases that are not included within the MDL proceedings.

         In addition to the matters described above, the Company's subsidiaries have been named as defendants or co-defendants in various other lawsuits alleging substantial damages. Some of these proceedings relate to public offerings of securities in which one or more subsidiaries of the Company participated as a member of the underwriting syndicate. The Company is also aware of litigation against certain underwriters of offerings in which one or more subsidiaries of the Company was a participant, but where the subsidiary is not now a defendant. In these latter cases, it is possible that a subsidiary may be called upon to contribute to settlements or judgments. While the ultimate resolution of pending litigation cannot be predicted with certainty, in the opinion of management, after consultation with legal counsel, pending litigation will not have a material adverse effect on the consolidated financial statements of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 4A. Executive Officers of the Company.

         Information (not included in the Company's definitive proxy statement for the 1993 Annual Meeting of Stockholders) regarding certain executive officers of the Company is as follows:

              F. Barry Bilson, age 41, was elected Vice
President-Finance of the Company in June 1984. He served as Controller of the Company from October 1983 until September 1988, and as Controller of Legg Mason Wood Walker from April 1981 to September 1988. From December 1978 to March 1981, he was Assistant Controller of the Coatings Division of Dutch Boy, Inc. Mr. Bilson is a certified public accountant.

              Theodore S. Kaplan, age 51, became Senior Vice President and General Counsel of the Company in April 1993. From 1970 until he joined the Company, he was engaged in the private practice of law with the firm of Weinberg and Green. Prior to 1970, Mr. Kaplan served as an attorney in the Office of the General Counsel and Division of Corporation Finance of the Securities and Exchange Commission.

              Eileen M. O'Rourke, age 36, became Controller of the Company and of Legg Mason Wood Walker in September 1988 and was elected Vice President-Finance of the Company in March 1989, having served as Assistant Controller since December 1984. Mrs. O'Rourke is a certified public accountant and was an audit manager with Peat Marwick Main & Co. prior to joining the Company in 1984.

              Timothy C. Scheve, age 36, became Treasurer of the
Company and of Legg Mason Wood Walker in January 1992. Mr. Scheve has served in various financial and administrative capacities since joining the Company in 1984. Mr. Scheve was a management consultant with Price Waterhouse & Co. prior to joining the Company.

              Elisabeth N. Spector, age 46, became a Senior Vice
President of the Company and Legg Mason Wood Walker in January 1994. She has general responsibilities in business and financial strategy.

From November 1989 until she joined the Company, Ms. Spector was employed by the Resolution Trust Corporation, where, among other things, she served as the initial Director of the RTC's Capital Markets Division. From 1975 to November 1989 she was an investment banker with Merrill Lynch & Co., Inc.

              Edward A. Taber III, age 50, became an Executive Vice President of the Company in September 1992. He is responsible for supervising the Company's investment management activities. From 1973 until he joined the Company, Mr. Taber held various positions with T. Rowe Price Associates, Inc., an investment management firm, last serving as Director of that firm's taxable fixed income division. Prior to 1973, Mr. Taber served as the Treasurer and Chief Financial Officer of the Federal Home Loan Bank of Boston. Mr. Taber is a Director of the Legg Mason Value Trust, Inc., the Legg Mason Total Return Trust, Inc., the Legg Mason Special Investment Trust, Inc., the Legg Mason Tax Free Income Fund, the Legg Mason Global Trust, Inc., and the Legg Mason Investors Trust, Inc.


                               PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.


         Shares of Legg Mason, Inc. common stock are listed and traded on the New York Stock Exchange (symbol LM). As of March 31, 1994, there were 1,366 shareholders of record of the Company's common stock. Information with respect to the Company's dividends and stock prices is as follows:

                                                    Quarter ended*
                                  Mar. 31     Dec. 31     Sept. 30     June 30
1994
Cash dividend per share           $   .10     $   .10      $   .10     $   .08
Stock price range:
  High                             25.250      25.250       24.125      22.625
  Low                              20.375      22.125       21.750      19.375

1993
Cash dividend per share           $   .08     $   .08      $   .08     $  .072
Stock price range:
  High                             23.750      21.625       19.500      19.875
  Low                              20.250      17.000       15.250      15.250
*Adjusted to reflect the 5-for-4 stock split paid September 1993.

Item 6.  Selected Financial Data.

(Dollars in thousands except per share amounts)

                                                   Years ended March 31,
                                   1994        1993        1992        1991       1990
OPERATING RESULTS
Revenues                       $397,534    $336,347    $292,356    $251,021   $253,364
Expenses                        338,320     287,364     257,341     228,795    232,089
Earnings before income taxes     59,214      48,983      35,015      22,226     21,275
Income taxes                     23,166      18,780      13,898       8,702      8,373
Net earnings                   $ 36,048    $ 30,203    $ 21,117    $ 13,524   $ 12,902
PER COMMON SHARE*
Primary earnings               $   2.98    $   2.61    $   1.85    $   1.21   $   1.15
Fully diluted earnings         $   2.41    $   2.37    $   1.70    $   1.14   $   1.10
Dividends declared             $    .38    $   .312    $    .28    $   .248   $   .216
Book value                     $  18.04    $  15.73    $  13.38    $  11.96   $  11.04
Average shares outstanding:
   Primary                   12,109,820  11,574,018  11,386,148  11,142,970 11,235,695
   Fully diluted             16,138,100  13,276,250  13,089,271  12,873,789 12,853,999
FINANCIAL CONDITION
Total assets                   $811,488    $640,454    $579,883    $502,678   $440,198
Subordinated liabilities       $102,487    $ 34,597    $ 35,020    $ 35,120   $ 35,120
Total stockholders' equity     $211,686    $176,928    $147,957    $130,264   $119,504
*Adjusted to reflect the 5-for-4 stock split paid September 1993.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.


         Legg Mason, Inc. and its subsidiaries ("the Company") are principally engaged in providing securities brokerage, investment advisory, investment banking and mortgage banking services to individuals, institutions, corporations and municipalities. The Company's profitability is sensitive to a variety of factors including the volume of trading in securities, the volatility and general level of market prices, and the demand for investment banking and mortgage banking services.

         Favorable conditions in the securities industry, including record underwriting levels, increased commission revenues, and strong trading profits, prevailed during most of the Company's fiscal year ended March 31, 1994. The Company achieved record net earnings for the fifth consecutive year, as generally lower interest rates contributed to substantially higher revenues from securities brokerage, investment advisory and investment banking activities. However, during the March 1994 quarter, interest rates rose, depressing bond and stock prices, and adversely impacting the Company's investment banking revenues, trading profits and net earnings. It is uncertain whether the market conditions experienced in the March 1994 quarter will continue in fiscal 1995, or longer.

         The Company's investment advisory activities and their contribution to profitability have grown significantly over the past ten years. Assets under management for institutions, Company-sponsored mutual funds and private accounts were $16.7 billion at March 31, 1994, up 27% from $13.1 billion a year earlier and from $300 million ten years ago. Earnings from investment advisory services tend to be more stable than those from securities brokerage and investment banking activities because they are less affected by changes in securities market conditions.

         Results of any individual period should not be considered representative of future profitability. Many of the Company's activities have fixed operating costs which do not decline with reduced levels of volume. While the Company attempts to reduce costs, particularly during periods of low volume, it does not, as a general rule, attempt to do so through personnel reduction. Accordingly, sustained periods of unfavorable market conditions may adversely affect profitability.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, items in the Consolidated Statements of Earnings as percentages of total revenues and the increase (decrease) by item as a percentage of the amount for the previous period:

                                    Percentage of Total Revenues   Period to Period Change
                                                                       1994         1993
                                       Years Ended March 31,         Compared     Compared
                                    1994        1993        1992      to 1993      to 1992
REVENUES
 Commissions......................  35.6%       34.9%       38.5%       20.5%        4.2%
 Principal transactions...........  13.6        16.4        18.2        (1.9)        3.4
 Investment advisory and
   related fees...................  16.5        15.1        14.7        28.8        18.7
 Investment banking...............  19.9        19.8        14.5        19.1        57.4
 Interest.........................   7.5         7.1         8.7        25.1        (6.5)
 Other............................   6.9         6.7         5.4        21.1        42.9

                                   100.0       100.0       100.0        18.2        15.0
EXPENSES
 Compensation and benefits........  57.6        57.6        56.3        18.1        17.8
 Occupancy and equipment rental...   6.8         7.0         7.8        14.8         3.1
 Communications...................   5.8         6.0         6.1        13.7        12.2
 Floor brokerage and clearing fees   1.4         1.7         2.3         4.3       (18.6)
 Interest.........................   3.9         3.4         4.6        32.4       (13.4)
 Other............................   9.6         9.7        10.9        17.1         3.0

                                    85.1        85.4        88.0        17.7        11.7

EARNINGS BEFORE INCOME TAXES......  14.9        14.6        12.0        20.9        39.9
 Income taxes.....................   5.8         5.6         4.8        23.4        35.1

NET EARNINGS......................   9.1%        9.0%        7.2%       19.4%       43.0%

         In fiscal 1994, revenues and net earnings reached record levels. Revenues were $397.5 million, an 18% increase from revenues of $336.3 million in fiscal 1993. Net earnings increased 19% to $36.0 million from $30.2 million in the prior fiscal year.

         Revenues derived from securities transactions for individual investors constituted approximately 50% of the Company's total revenues and the Company believes this will continue to be the largest single source of its revenues in the foreseeable future.

Revenues

Commissions

         Commissions rose 21% to $141.4 million in fiscal 1994, principally because of increases in sales of listed securities, non-affiliated mutual funds, variable annuities and over-the-counter securities. During most of fiscal 1994, commission revenues benefited from an active and rising stock market, attributable in part to investors seeking higher investment returns than those available on certificates of deposit and money market accounts.

         In fiscal 1993, commissions rose 4% from levels in fiscal 1992, principally because of increases in listed securities transaction volume and sales of non-affiliated mutual funds, offset in part by a decline in over-the-counter securities transaction volume from the prior year's then-record levels.

Principal Transactions

         Revenues from principal transactions fell 2% to $53.9 million in fiscal 1994 as a result of lower sales of taxable fixed-income securities and a decline in profits on firm-owned securities positions. These declines were substantially offset by increased sales of over-the-counter securities.

         In fiscal 1993, principal transactions rose 3% to $55.0 million because of increases in sales of U.S. government, mortgage-backed and over-the-counter securities. Losses on certain fixed-income securities positions and reduced revenues from secondary-market municipal bond transactions partially offset gains in this category.

Investment Advisory and Related Fees

         Investment advisory and related fees rose 29% and 19% in fiscal 1994 and 1993, respectively, because of growth in assets under management in Company-sponsored mutual funds and the Company's fixed-income advisory subsidiary, as well as growth in various types of fee-based brokerage accounts. Assets under management in mutual funds and individual and institutional accounts managed by the Company's subsidiaries were $16.7 billion at March 31, 1994. Fees from assets under management and from fee-based brokerage accounts accounted for 16.5% of total revenues in fiscal 1994.

         The graph here depicts the growth in Investment Advisory and Related Fee revenue and Assets Under Management for the five fiscal periods ended March 31, 1994.

                            1990     1991     1992     1993     1994
Assets Under Management
(in millions)            $ 8,517  $11,021  $10,873  $13,069  $16,653
Investment Advisory Fees
(in thousands)           $35,020  $38,259  $42,887  $50,915  $65,583

Investment Banking

         Investment banking revenues rose 19% to a record $79.3 million in fiscal 1994 as a result of selling concessions and management fees earned on a substantially higher level of corporate underwritings, particularly co-managed offerings of real estate investment trusts. In fiscal 1993, investment banking revenues increased 57% to $66.6 million, reflecting strong increases in both corporate and municipal underwriting activity. Low interest rates and higher securities valuations were important factors in the growth of investment banking revenues during fiscal years 1994 and 1993.


Other Revenues

         Other revenues rose 21% to $27.4 million in fiscal 1994, primarily because of increased mortgage banking loan origination fees and the addition of certain fees earned by The Fairfield Group subsequent to its acquisition in April 1993. With the real estate industry gradually emerging from its prolonged downward cycle, the Company's mortgage banking subsidiaries benefited from an increased volume of loan originations.

         In fiscal 1993, other revenues rose 43% to $22.6 million because of a significant increase in commercial mortgage banking origination and servicing fees, offset in part by a reduction in gains on sales of investment securities.


Expenses

Compensation and Benefits

         Compensation and benefits rose 18% to $229.0 million in fiscal 1994, following an 18% increase to $193.9 million in fiscal 1993. The increases in both years reflect higher sales compensation on increased commission-based revenues, personnel additions in certain product and support areas, and higher profitability-based compensation.

         A substantial part of compensation expense fluctuates in proportion to the level of business activity and generally does not affect the Company's profit margins. Other compensation costs, primarily salaries and benefits, are fixed and may not decline with reduced levels of volume. Therefore, profitability may be adversely affected by sustained periods of unfavorable market conditions or slow revenue growth in new or acquired businesses or product areas.

Occupancy and Equipment Rental

         Occupancy and equipment rental rose 15% to $26.9 million in fiscal 1994 because of increased transaction-related data processing costs and higher rental payments at corporate headquarters and certain branch office locations. In fiscal 1993, occupancy and equipment rental rose 3%, principally because of additional investment banking and brokerage office locations.

Communications

         Communications rose 14% and 12% in fiscal 1994 and 1993, respectively, reflecting increases in telephone and transaction-related variable costs attributable to increased business activity.

Floor Brokerage and Clearing Fees

         Floor brokerage and clearing fees increased 4% to $5.8 million in fiscal 1994 because of higher securities transaction volume. In fiscal 1993, floor brokerage and clearing fees fell 19% because of a reduction in costs for clearing services, attributable in part to conversion to self-clearing of fixed-income securities transactions beginning in June 1991.


Other Expense

         Other expense rose 17% to $38.3 million in fiscal 1994 because of increased litigation-related expenses and higher promotional and programming expenses. In fiscal 1993, other expense rose 3% because of increased advertising expenses, offset by lower legal costs and amortization of intangibles.

Interest Revenue and Expense

         Interest revenue increased 25% to $30.0 million in fiscal 1994 as a result of increased stock loan conduit activity, larger customer margin account balances and investment of proceeds of the Company's $68.0 million convertible subordinated debenture offering completed in April 1993. These increases were partially offset by lower interest revenues on reduced holdings of fixed-income securities. Interest expense increased 32% to $15.4 million, primarily because of debt service on the convertible subordinated debentures and increased stock loan conduit activity.

         Interest revenue declined 6% to $24.0 million in fiscal 1993 as a result of substantially lower interest rates, offset in part by interest earned on larger holdings of fixed-income securities. Interest expense fell 13% because of substantially lower interest rates, offset in part by interest on higher short-term borrowings.

         As a result of issuance of the convertible subordinated debentures in April 1993, the Company's net interest margin declined in fiscal 1994 to 48.7% from 51.5% in fiscal 1993.

Income Taxes

         Income taxes increased 23% to $23.2 million in fiscal 1994 because of higher pre-tax earnings. The Company's effective tax rate increased to 39.1% from 38.3% as a result of higher corporate income tax rates following the enactment of the 1993 Omnibus Budget
Reconciliation Act.

         The Company's effective tax rate declined to 38.3% in fiscal 1993 from 39.7% in fiscal 1992 as a result of a lower effective state income tax rate.


LIQUIDITY AND CAPITAL RESOURCES

         A substantial portion of the Company's assets is liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed primarily by free credit balances, equity capital, convertible debentures, bank lines of credit and other payables.

         During the year ended March 31, 1994, cash and cash equivalents increased $15.2 million. Cash flow from operating activities was $73.3 million, resulting primarily from reductions in the Company's securities inventories and from net earnings, adjusted for depreciation and amortization. The Company used $60.2 million of cash for investing activities, principally for the purchase of investment securities, resale agreements and quotation and office equipment. Cash flow from financing activities was $2.1 million, resulting from issuance of $68.0 million of 5.25% convertible subordinated debentures, offset by cash used for repayment of short-term borrowings and repurchase agreements. The proceeds of the convertible debenture offering have been invested in resale agreements and investment securities. The proceeds are intended for use as working capital for general corporate purposes, including expansion of the Company's securities brokerage business and continued expansion and diversification of its investment advisory and other financial services businesses, both by internal growth and acquisition.

         The Company's broker-dealer subsidiaries are subject to the requirements of the SEC's net capital rule which is designed to measure the general financial soundness and liquidity of broker-dealers. At March 31, 1994, the brokerage subsidiaries had aggregate net capital of $105.3 million, which exceeded minimum net capital requirements by $99.2 million.

         The graph here depicts the growth of regulatory net capital as defined by SEC Rule 15c3-1 for the five fiscal periods ended March 31, 1994.

Regulatory Net Capital  1990      1991      1992      1993      1994
(In thousands)
Required             $ 5,874   $ 4,368   $ 4,084   $ 4,823  $  6,116

Total                $56,031   $62,971   $73,497   $87,547  $105,335

         The principal sources of the Company's funds are its investment advisory and broker-dealer subsidiaries. The amount of the broker-dealers' net assets which may be distributed is subject to restrictions under applicable net capital rules. In addition, the Company has a revolving bank line of credit in the amount of $23.0 million, none of which is currently outstanding, and the Company's subsidiaries have committed bank lines of credit, aggregating $116.3 million, pursuant to which they may borrow on a short-term demand basis generally at prevailing broker call rates. Management believes that funds available from operations and its lines of credit are sufficient to meet its present and reasonably foreseeable capital needs, although the Company may augment its capital funds for continued expansion by internal growth and acquisition.

         The Company borrows and lends securities in the normal course of business to facilitate the settlement of its customer and proprietary transactions. In addition, the Company engages in conduit securities borrowing and lending activities in which it acts as an agent to facilitate settlement for other institutions. In both firm and conduit transactions, the Company deposits or receives cash generally equal to 102% of the market value of securities exchanged and monitors the adequacy of collateral levels on a daily basis.

EFFECTS OF INFLATION

         The Company's assets are not significantly affected by inflation because they are primarily monetary, consisting of cash, resale agreements, securities owned and receivables. However, the rate of inflation affects various expenses, including employee compensation, occupancy, and communications, which may not be readily recoverable in charges for services provided by the Company.

RECENT ACCOUNTING DEVELOPMENT

         Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," was issued by the Financial Accounting Standards Board in May 1993. Statement No. 115 is effective for fiscal years beginning after December 15, 1993. The Company will adopt the provisions of Statement No. 115 prospectively, beginning in fiscal 1995. The impact of adoption will not be material to the Company's financial position or results of operations.

Item 8.  Financial Statements and Supplementary Data.


                  REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders, Legg Mason, Inc.

         We have audited the accompanying consolidated statements of financial condition of Legg Mason, Inc. and Subsidiaries as of March 31, 1994 and 1993, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audits.
         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Legg Mason, Inc. and Subsidiaries as of March 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1994, in conformity with generally accepted accounting principles.



                                           /s/ COOPERS & LYBRAND

Baltimore, Maryland
May 5, 1994

CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands except per share amounts)

                                                    Years ended March 31,
                                             1994           1993          1992
Revenues
  Commissions                            $141,375       $117,305      $112,556
  Principal transactions                   53,949         55,000        53,191
  Investment advisory and related fees     65,583         50,915        42,887
  Investment banking                       79,283         66,575        42,297
  Interest                                 29,990         23,973        25,629
  Other                                    27,354         22,579        15,796
                                          397,534        336,347       292,356
EXPENSES
  Compensation and benefits               228,998        193,857       164,595
  Occupancy and equipment rental           26,902         23,437        22,741
  Communications                           22,943         20,186        17,988
  Floor brokerage and clearing fees         5,816          5,575         6,847
  Interest                                 15,396         11,629        13,433
  Other                                    38,265         32,680        31,737
                                          338,320        287,364       257,341
EARNINGS BEFORE INCOME TAXES               59,214         48,983        35,015
  Income taxes                             23,166         18,780        13,898
NET EARNINGS                             $ 36,048       $ 30,203       $21,117
EARNINGS PER COMMON SHARE
  Primary                                $   2.98       $   2.61       $  1.85
  Fully diluted                          $   2.41       $   2.37       $  1.70
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

                                                               March 31,
                                                         1994            1993
ASSETS
  Cash and cash equivalents                          $ 40,208        $ 24,998
  Cash and securities segregated
    for regulatory purposes                           127,003         106,065
  Resale agreements                                    97,950          73,801
  Receivable from brokers and dealers                   5,074           8,296
  Receivable from customers                           250,237         208,273
  Securities owned, at market value                    57,617         109,097
  Securities borrowed                                  96,030          14,156
  Investment securities                                29,754           4,454
  Office equipment and leasehold
    improvements                                       15,679          11,071
  Intangible assets                                    23,727          25,766
  Other                                                68,209          54,477
                                                     $811,488        $640,454
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Payable to brokers and dealers                     $ 10,629        $ 14,698
  Payable to customers                                298,943         267,316
  Short-term borrowings                                15,546          59,079
  Repurchase agreements                                  -             20,416
  Securities loaned                                   108,065          10,840
  Securities sold, but not yet purchased,
    at market value                                     8,513           6,638
  Accrued compensation                                 15,651          15,487
  Other                                                39,968          34,455
                                                      497,315         428,929
COMMITMENTS AND CONTINGENCIES
SUBORDINATED LIABILITIES                              102,487          34,597
STOCKHOLDERS' EQUITY
  Common stock, par value $.10; authorized
    20,000,000 shares;issued 11,734,573 in
    1994 and 8,998,555 shares in 1993                   1,173             900
  Additional paid-in capital                           76,249          73,498
  Retained earnings                                   134,264         102,530
                                                      211,686         176,928

                                                     $811,488        $640,454
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands except share amounts)

                                                                                  Total
                                   Common Stock       Additional     Retained Stockholders'
                                  Shares  Amount    Paid-in Capital  Earnings    Equity
BALANCE MARCH 31, 1991         8,716,514  $  871        $70,316      $ 59,077   $130,264
Issuance of common stock         132,839      14            991                    1,005
Dividends declared
  ($.28 per share)*                                                    (3,072)    (3,072)
Pro forma tax provision of
  pooled entity                                                           (63)       (63)
Equity distributions of
  pooled entity                                            (215)         (895)    (1,110)
Adjustment to conform fiscal
  year of pooled entity                                                  (355)      (355)
Tax benefit of pooled entity                                171                      171
Net earnings                                                           21,117     21,117
BALANCE MARCH 31, 1992         8,849,353   $ 885        $71,263      $ 75,809   $147,957
Issuance of common stock         157,391      16          1,952                    1,968
Repurchase of common stock        (8,189)     (1)          (153)                    (154)
Dividends declared
  ($.312 per share)*                                                   (3,482)    (3,482)
Tax benefit of pooled entity                                436                      436
Net earnings                                                           30,203     30,203
BALANCE MARCH 31, 1993         8,998,555   $ 900        $73,498      $102,530   $176,928
Issuance of common stock         410,828      41          2,312           104      2,457
5-for-4 stock split            2,325,190     232           (239)                      (7)
Dividends declared
  ($.38 per share)*                                                    (4,418)    (4,418)
Tax benefit of pooled entity                                678                      678
Net earnings                                                           36,048     36,048
BALANCE MARCH 31, 1994        11,734,573  $1,173        $76,249      $134,264   $211,686
* Adjusted to reflect the 5-for-4 stock split paid September 1993.
  See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                Years ended March 31,
                                                               1994      1993      1992
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                            $ 36,048   $30,203   $21,117
     Noncash items included in earnings:
       Depreciation and amortization                          8,328     8,404     9,474
       Pro forma tax provision of pooled entity                                     (63)
     Gains on sales of investment securities                    (48)      (49)   (1,822)
     Tax benefit of pooled entity                               352       436       171
     Gain on sale of mortgage servicing portfolio                        (345)
     Adjustment to conform fiscal year of pooled entity                            (355)
                                                             44,680    38,649    28,522

  (Increase) decrease in assets:
     Cash and securities segregated for regulatory purposes (20,938)   19,755   (15,019)
     Receivable from brokers and dealers                      3,222    (2,763)   (1,584)
     Receivable from customers                              (41,884)  (43,313)   12,979
     Securities owned                                        51,480   (18,342)  (28,134)
     Securities borrowed                                    (81,874)   (2,436)    1,040
     Other                                                  (13,405)  (11,810)   (7,978)
   Increase (decrease) in liabilities:
     Payable to brokers and dealers                          (4,069)    8,626      (259)
     Payable to customers                                    31,627    30,337    (4,525)
     Securities loaned                                       97,225       306     3,551
     Securities sold, but not yet purchased                   1,875     3,197      (363)
     Accrued compensation                                       137    (1,406)    6,846
     Other                                                    5,201     5,126     3,153
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES             73,277    25,926    (1,771)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for:
     Office equipment and leasehold improvements             (8,365)   (4,313)   (3,460)
     Intangible assets                                       (2,539)   (2,537)     (601)
   Net (increase) decrease in resale agreements             (24,149)    3,285   (54,476)
   Purchases of investment securities                      (118,083)     (563)   (1,875)
   Proceeds from sales of investment securities              92,934        49     1,837
   Proceeds from sale of mortgage servicing portfolio                     474
CASH USED FOR INVESTING ACTIVITIES                          (60,202)   (3,605)  (58,575)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in short-term borrowings         (43,533)  (30,864)   47,494
   Net increase (decrease) in repurchase agreements         (20,416)   16,701     3,715
   Issuance (repayment) of subordinated liabilities          67,900      (423)     (100)
   Issuance of common stock                                   2,329     1,968     1,005
   Repurchase of common stock                                            (154)
   Equity distributions of pooled entity                                         (1,110)
   Dividends paid                                            (4,145)   (3,482)   (3,072)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES              2,135   (16,254)   47,932
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         15,210     6,067   (12,414)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               24,998    18,931    31,345
CASH AND CASH EQUIVALENTS AT END OF YEAR                   $ 40,208   $24,998   $18,931
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share amounts)


1. SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include the accounts of Legg Mason, Inc. and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated. Where appropriate, prior years' financial statements have been reclassified to conform with the 1994 presentation.

Cash and Cash Equivalents

         Cash equivalents are highly liquid investments with original maturities of less than 90 days, other than those held for sale in the ordinary course of business.

Resale and Repurchase Agreements

         Resale and repurchase agreements are carried at the amounts at which the securities will be reacquired or resold as specified in the respective agreements, plus accrued interest.

         The Company invests in short-term resale agreements collateralized by U.S. government and agency securities. The market value of the underlying collateral as determined daily, plus accrued interest thereon, must exceed the face amount of the transaction. It is the Company's policy to have such underlying collateral deposited in the Company's accounts at its custodian banks.

Securities

         Securities transactions are recorded on a settlement date basis which does not differ materially from a trade date basis. Commission revenues and related expenses for unsettled transactions are recorded on a trade date basis. Securities owned by the Company's broker-dealer subsidiaries are valued at market and resulting unrealized gains and losses are reflected in earnings.

         Securities held for investment consist primarily of U.S. government and agency securities and high grade corporate debt and marketable equity securities. Debt securities are recorded at unamortized cost and marketable equity securities are carried at lower of cost or market. At March 31, 1994 and 1993, aggregate cost was $29,754 and $4,454, and aggregate market values were $30,368 and $6,653, respectively.

Depreciation and Amortization

         Office equipment and leasehold improvements are reported at cost, net of accumulated depreciation and amortization of $28,025 and $24,434 at March 31, 1994 and 1993, respectively.

         Depreciation and amortization are determined by use of the straight line method over the estimated useful life of the asset or the remaining life of the lease. Maintenance and repair costs are expensed as incurred.

Intangible Assets

         Intangible assets consist principally of goodwill, mortgage servicing and asset management contracts attributable to business combinations. Intangibles are amortized using straight line and accelerated methods over periods ranging from four to forty years. Accumulated amortization at March 31, 1994 and 1993, was $36,714 and $32,136, respectively.

Investment Advisory and Related Fees

         The Company earns investment advisory fees on assets in accounts managed by its subsidiaries, distribution fees on assets in Company-sponsored equity and bond mutual funds, and asset based fees on various types of "single-fee" brokerage accounts.

Income Taxes

         The Company adopted Statement of Financial Accounting
Standards No. 109, "Accounting for Income Taxes," as of April 1, 1993. The impact of adoption was not material to the Company's financial position or results of operations. Prior years' financial statements were not restated.

Earnings Per Share

         Primary earnings per share are computed by dividing net earnings by the weighted average number of shares outstanding and dilutive common stock equivalents. The Company's common stock equivalents are shares of common stock issuable under various stock option plans.

         Fully diluted earnings per share assumes both the exercise of dilutive common stock equivalents and conversion of subordinated debentures.

         The weighted average number of shares is as follows:

                                                  Years ended March 31,
                                         1994            1993            1992
Primary.......................     12,109,820      11,574,018      11,386,148
Fully diluted.................     16,138,100      13,276,250      13,089,271

2. BUSINESS COMBINATIONS

         On May 31, 1991, the Company completed the acquisition of the net assets of Dorman & Wilson, Inc. ("D&W"), a mortgage banking firm primarily engaged in commercial loan origination and servicing. The Company issued 517,060 shares of common stock in conjunction with the acquisition.

         The acquisition was accounted for as a pooling of interests. Accordingly, the consolidated financial statements have been restated to include the accounts of D&W for all periods presented. In order to conform to the Company's fiscal year, D&W's operating loss of $355 for the quarter ended March 31, 1991 was reflected as an adjustment to retained earnings. In addition, D&W's pre-acquisition operating results include a pro forma income tax provision of $(63) for the two months ended May 31, 1991. The provision, not applicable to D&W in its status as a Subchapter S Corporation, was included to provide comparability with the Company's historical operating results.

         In April 1993, the Company acquired The Fairfield Group, Inc., a provider of mutual fund advisory and other services to banks and bank trust departments, through the issuance of common stock. The acquisition was accounted for as a pooling of interests, but was not material to the Company's results of operations and financial position. Accordingly, the results of operations of The Fairfield Group, Inc. have been included from the date of acquisition.

3. RECEIVABLE FROM AND PAYABLE TO CUSTOMERS

         Receivable from and payable to customers represent balances arising from cash and margin transactions. Securities owned by customers are held as collateral for the receivable balances. Included in payable to customers are free credit balances of approximately $261,803 as of March 31, 1994, and $232,427 as of March 31, 1993. The
Company pays interest on certain customer free credit balances held for reinvestment purposes.

4. SECURITIES, AT MARKET

         Securities positions consist of the following at March 31:

                                                              Securities owned
                                                               1994       1993
U.S. government and federal agencies................        $12,347   $ 56,483
State and municipal bonds...........................         34,153     40,607
Corporate debt and equity...........................         11,117     12,007
                                                            $57,617   $109,097


                                                              Securities sold,
                                                           but not yet purchased
                                                               1994        1993
U.S. government and federal agencies................         $1,048      $1,019
State and municipal bonds...........................            383       1,299
Corporate debt and equity...........................          7,082       4,320
                                                             $8,513      $6,638


5. SHORT-TERM BORROWINGS

         Short-term borrowings at March 31 are as follows:

                                                               1994       1993
Bank loans..........................................        $14,924    $58,937
Loans from clearing and other organizations.........            622        142
                                                            $15,546    $59,079

         Short-term borrowings include loans from banks and a clearing organization totalling $14,591 which bear interest at rates ranging from 4.5% to 5.5% and are collateralized by securities having a market value of $15,000.

         The Company has a revolving credit agreement which permits it to borrow up to $23,000, repayable over three years, at fixed and floating rates as specified in the agreement. Under the terms of the agreement, the Company is required, among other things, to maintain consolidated net worth of not less than $125,446 plus 50% of consolidated annual net earnings subsequent to March 31, 1994. No borrowings were outstanding under this agreement at March 31, 1994. Together with certain subsidiaries, the Company has jointly entered into revolving credit agreements which permit it to borrow up to $40,000, repayable within 30 days. No borrowings were outstanding under these agreements at March 31, 1994. In addition, subsidiaries of the Company have bank lines of credit of $116,250, which are generally subject to termination at either party's discretion.

         Interest payments were $12,704 in 1994, $10,941 in 1993 and $13,489 in 1992.

6. SUBORDINATED LIABILITIES

         The Company's subordinated liabilities at March 31, 1994 and 1993 are as follows:

                                                              1994        1993
7% Convertible subordinated debentures due 2011.....      $ 34,487     $34,497
5.25% Convertible subordinated debentures due 2003..        68,000         -
Other...............................................          -            100
                                                          $102,487     $34,597

         The 7% and 5.25% debentures mature on June 15, 2011 and May 1, 2003, respectively, and are convertible at any time prior to maturity into common stock of the Company. The per share conversion price is $21.76 for the 7% debentures and $25.80 for the 5.25% debentures. Each conversion price is subject to adjustment in certain events.

         The Company may redeem the debentures prior to maturity, in whole or in part, subject to certain conditions. The 7% debentures are redeemable at 102.1% of the principal until June 15, 1994, and thereafter at prices declining annually to 100% on or after June 15, 1996. The 5.25% debentures are redeemable at 103.28% of the principal at May 1, 1996, and thereafter at prices declining annually to 100% on or after May 1, 2001.

         The 7% debentures require annual sinking fund payments of $1,500 beginning June 15, 1997 calculated to retire 61% of the debentures prior to maturity.

7. COMMITMENTS AND CONTINGENCIES

         The Company leases office facilities and equipment under non-cancellable operating leases which expire on varying dates through 2005. Certain leases provide for renewal options and contain escalation clauses providing for increased rentals. As of March 31, 1994, the minimum annual aggregate rentals are as follows:

1995...............................................................    $13,108
1996...............................................................     10,991
1997...............................................................      9,296
1998...............................................................      7,510
1999...............................................................      3,651
Thereafter.........................................................      7,610
                                                                       $52,166

         The Company leases office space from a partnership in which the Company and some of its officers, stockholders and directors have a combined controlling interest. As of March 31, 1994, minimum annual rentals under these lease agreements, which are included in the amounts above, aggregate $2,146 through 1998. In addition, during fiscal 1994, the Company acquired for $5,000 the mortgage collateralized by the partnership's property.

         Total rental expense, including cancellable equipment leases, was $27,761, $24,768 and $23,478 for 1994, 1993 and 1992,
respectively, which includes payment of $811 in 1994, $690 in 1993 and $688 in 1992 to the aforementioned partnership.

         The Company enters into when-issued and underwriting commitments. Had the open transactions relating to these commitments as of March 31, 1994 been closed, the effect on the consolidated financial statements of the Company would not have been material.

         The Company and its subsidiaries have been named as defendants in various legal actions arising primarily from securities and investment banking activities, including certain class actions which primarily allege violations of securities laws and seek unspecified damages which could be substantial. While the ultimate resolution of these actions cannot be currently determined, in the opinion of management, after consultation with legal counsel, the actions will be resolved with no material adverse effect on the consolidated financial statements of the Company.

8. EMPLOYEE BENEFITS

         The Company, through its subsidiaries, maintains various defined contribution plans covering substantially all employees. Discretionary contributions charged to operations amounted to $7,241, $6,181 and $4,796 in 1994, 1993 and 1992, respectively. In addition, employees can make voluntary contributions under certain plans.

9. INCOME TAXES

         The Company and its subsidiaries file a consolidated federal income tax return. The provision for income taxes consists of:

                                              1994          1993          1992
Federal..............................      $19,005       $15,569       $11,028
State and local......................        4,161         3,211         2,870
Provision for income taxes...........      $23,166       $18,780       $13,898

         The 1994, 1993 and 1992 income tax provisions consist of taxes currently payable of $23,390, $19,861 and $15,519, offset by deferred tax benefits of $224, $1,081 and $1,621, respectively.

         At March 31, 1994, the Company had deferred tax assets and liabilities totalling $8,804 and $828, respectively. The sources and amounts of deferred tax assets are primarily accrued compensation of $3,419, net operating loss carryforwards of $1,250, pooled entity tax benefits of $852, income deferred for financial reporting purposes of $780 and deferred rent of $653. The primary source and amount of the deferred tax liability is income deferred for tax purposes of $639. At March 31, 1994, the Company had a deferred tax valuation allowance of $1,288, primarily for benefits related to net operating losses. Operating loss benefits of $96 expire through fiscal 1999 and the remaining benefits of $1,154 expire through fiscal 2009.

         At March 31, 1993 and 1992, deferred taxes are related primarily to accrued compensation and other income reportable for tax, not financial reporting, purposes.

         In August 1993, the Omnibus Budget Reconciliation Act of 1993 ("Revenue Act") was enacted. The Revenue Act increased the Company's corporate statutory income tax rate to 35% from 34%.

         A reconciliation of the difference between the effective income tax rate and the statutory federal income tax rate follows:

                                              1994          1993          1992
Taxes at statutory rates.................     35.0%         34.0%         34.0%
State income taxes, net of federal
  income tax benefit.....................      4.6           4.3           5.4
Tax-exempt interest income, net..........     (0.8)         (0.9)         (0.8)
Other, net...............................      0.3           0.9           1.1
Effective income tax rates...............     39.1%         38.3%         39.7%

         Income tax payments were $26,114 in 1994, $19,529 in 1993 and $15,369 in 1992.

10. CAPITAL STOCK

         At March 31, 1994, the authorized numbers of common and preferred shares were 20,000,000 and 4,000,000, respectively, of which 4,220,540 common shares were reserved for issuance upon conversion of the Company's convertible subordinated debentures. In addition, at March 31, 1994 and 1993, there were 2,239,870 and 2,242,816 shares of common stock reserved for issuance under the Company's stock option plans.

         On September 24, 1993, the Company paid a 5-for-4 stock split to shareholders of record on September 8, 1993. All references in the consolidated financial statements to the number of common shares and per share amounts have been adjusted retroactively to reflect the

5-for-4 stock split, except for the number of issued common shares presented in the consolidated financial statements.

11. STOCK PLANS

         Options under the Company's employee stock option plans have been granted at prices not less than 100% of the fair market value of the shares on the date of grant. Options granted are generally exercisable in cumulative 20% increments over five years and have a term of not more than ten years from the date of grant. Transactions under the plans during the three years ending March 31, 1994 are summarized below:

                                                               Number of Shares
Options outstanding at
  March 31, 1991 (687,101 exercisable).......................         1,113,795
  Granted....................................................           144,355
  Exercised..................................................          (134,259)
    Per share option price: $1.85-$15.12
  Cancelled..................................................           (12,706)
Options outstanding at
  March 31, 1992 (683,448 exercisable).......................         1,111,185
  Granted....................................................           185,883
  Exercised..................................................          (138,815)
    Per share option price: $2.33-$15.12
  Cancelled..................................................           (18,929)
Options outstanding at
  March 31, 1993 (679,888 exercisable).......................         1,139,324
  Granted....................................................           214,025
  Exercised..................................................          (117,683)
    Per share option price: $5.82-$18.28
  Cancelled..................................................           (16,405)
Options outstanding at
  March 31, 1994 (691,499 exercisable).......................         1,219,261
    Per share option price: $6.11-$24.75

         The Company has also adopted the "Legg Mason 1988 Non-Employee Director Option Plan." Options granted under the plan are immediately exercisable at a price equal to the fair market value of the shares on the date of grant. Options issuable under the plan, limited to 175,000 shares in aggregate, have a term of not more than ten years from the date of grant. At March 31, 1994, options on 55,000 shares have been granted, of which 50,000 are currently outstanding. The Company makes no charge to income with respect to its stock option plans.

         The Company has an Employee Stock Purchase Plan covering substantially all employees. Shares of common stock are purchased in the open market on behalf of participating employees, subject to a 625,000 total share limit under the plan. Purchases are made through payroll deductions with the Company matching 5% of the employees' contributions. Charges to earnings were not significant with respect to this plan.

12. OFF-BALANCE SHEET RISK AND CONCENTRATION OF CREDIT

         In the normal course of business, the Company executes, settles and finances customer and proprietary securities transactions. These activities expose the Company to off-balance sheet risk in the event that customers or other parties fail to satisfy their obligations.

         In accordance with industry practice, securities transactions are recorded on settlement date, generally five business days after trade date. Should a customer or broker fail to deliver cash or securities as agreed, the Company may be required to purchase or sell securities at unfavorable market prices.

         The Company extends credit to customers, collateralized by cash and securities, and subject to regulatory and internal requirements. Customer margin transactions include sales of securities not yet purchased, option contracts and commodity futures contracts. The Company continually monitors margin requirements and requests customers to deposit additional collateral or reduce positions when necessary. Such transactions expose the Company to risk in the event that margin requirements are insufficient to fully cover customer losses.

         The Company borrows and lends securities to finance transactions and facilitate the settlement process, utilizing both firm proprietary positions and customer margin securities held as collateral. The Company deposits or receives cash equal to 102% of the market value of securities exchanged and monitors the adequacy of collateral levels on a daily basis. The Company periodically borrows from banks and a clearing organization on a collateralized basis, utilizing firm and customer margin securities in compliance with Securities and Exchange Commission rules. Should the counterparty fail to return customer securities pledged, the Company is subject to the risk of acquiring the securities at prevailing market prices in order to satisfy its customer obligations. The Company sells securities it does not currently own, and is obligated to subsequently purchase such securities at prevailing market prices. The Company is exposed to risk of loss if prices of the securities increase prior to closing the transactions.

13. REGULATORY REQUIREMENTS

         The Company's broker-dealer subsidiaries must maintain separate accounts for the exclusive benefit of customers in accordance with Securities and Exchange Commission Rule 15c3-3 and comply with segregation requirements under Section 4d(2) of the Commodity Exchange Act, as determined by periodic computations. The rules allow the broker-dealers to maintain the required amounts in cash or in qualified securities.

         The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. The rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of March 31, 1994, the broker-dealer subsidiaries had aggregate net capital, as defined, of $105,335 which exceeded required net capital by $99,219.

14. BUSINESS SEGMENT INFORMATION

         The Company, through its subsidiaries, operates predominately in a single business segment-the securities industry. Within this segment, the Company is primarily engaged in securities brokerage, investment advisory and investment banking activities.

QUARTERLY FINANCIAL DATA
(Dollars in thousands except per share amounts)
(Unaudited)

                                                   Quarter ended*
1994                             Mar. 31      Dec. 31      Sept. 30      June 30
Revenues                         $96,294     $103,125      $106,767      $91,348
Expenses                          85,347       86,803        88,025       78,145
Earnings before income taxes      10,947       16,322        18,742       13,203
Income taxes                       4,280        6,433         7,382        5,071
Net earnings                     $ 6,667     $  9,889      $ 11,360      $ 8,132
Earnings per share:

  Primary                        $   .55     $    .81      $    .94      $   .68
  Fully diluted                  $   .45     $    .65      $    .74      $   .57


1993                             Mar. 31      Dec. 31      Sept. 30      June 30
Revenues                         $92,257     $ 85,143      $ 77,728      $81,219
Expenses                          78,209       73,871        66,508       68,776
Earnings before income taxes      14,048       11,272        11,220       12,443
Income taxes                       5,338        4,227         4,376        4,839
Net earnings                     $ 8,710     $  7,045      $  6,844      $ 7,604
Earnings per share:

  Primary                        $   .74     $    .61      $    .60      $   .66
  Fully diluted                  $   .68     $    .55      $    .54      $   .61
* Adjusted to reflect the 5-for-4 stock split paid September 1993.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                              PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information required by this item is contained under the caption "Election of Directors" on pages 1 through 4 of the Company's definitive proxy statement for the 1994 Annual Meeting of Stockholders. Such information is incorporated herein by reference to the proxy statement. See Part I, Item 4A of this Report for information regarding certain executive officers of the Company.

Item 11. Executive Compensation.

         The information required by this item is contained under the caption "Executive Compensation" on pages 6 through 7 of the Company's definitive proxy statement for the 1994 Annual Meeting of Stockholders. Such information is incorporated herein by reference to the proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

         The information required by this item is contained under the caption "Security Ownership of Management and Principal Stockholders" on page 5 of the Company's definitive proxy statement for the 1994 Annual Meeting of Stockholders. Such information is incorporated herein by reference to the proxy statement.

Item 13. Certain Relationships and Related Transactions.

         The information required by this item is contained under the caption "Certain Transactions" on pages 10 through 11 of the Company's definitive proxy statement for the 1994 Annual Meeting of Stockholders. Such information is incorporated herein by reference to the proxy statement.

                               PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
         8-K.

         (a) Documents filed as a part of the report:

         1. The following consolidated financial statements are included in Item 8 of this Report:

                                                      Page Number in
                                                        this Report

                    Report of Independent
                      Accountants                           33

                    Consolidated Statements
                      of Earnings                           34

                    Consolidated Statements
                      of Financial Condition                35

                    Consolidated Statements of
                      Changes in Stockholders'
                      Equity                                36

                    Consolidated Statements
                      of Cash Flows                         37

                    Notes to Consolidated
                      Financial Statements               38  -  47

         2. Financial Statement Schedules (included on pages S-1 to S-7 of this Report):

             Report of Independent Accountants on
               Financial Statement Schedules

             Schedule III - Condensed Financial Statement of
               Registrant

             Schedule IX - Short-Term Borrowings

             Schedule X - Supplemental Income Statement
               Information

         All other schedules to the consolidated financial statements for which provision is made in the accounting regulations of the Securities and Exchange Commission are not applicable or are not required and therefore have been omitted.

         3.  Exhibits
             3.1     -      Articles of Incorporation of the Company,
                            as amended (incorporated by reference to
                            Form 10-Q for the quarter ended June 30,
                            1988)

             3.2     -      By-laws of the Company as amended and
                            restated April 25, 1988 (incorporated by
                            reference to the Company's Annual Report
                            on Form 10-K for the year ended March 31,
                            1988)

             4.1     -      The Company hereby agrees, pursuant to
                            Item 601(b)(4)(iii)(A) of Regulation S-K,
                            to furnish to the Commission upon request
                            a copy of each instrument with respect to
                            the rights of holders of long-term debt
                            of the Company or its subsidiaries.

             10.1.1  -      Limited Partnership Agreement of 7 East
                            Redwood Street Limited Partnership dated
                            October 13, 1978 and amendment thereto
                            dated January 1982 (incorporated by
                            reference to Form S-1 Registration
                            Statement (No. 2-84659) filed with the
                            Commission on June 21, 1983)

             10.1.2  -      Amendment dated April 26, 1984 to Limited
                            Partnership Agreement of 7 East Redwood
                            Street Limited Partnership (incorporated
                            by reference to the Company's Annual
                            Report on Form 10-K for the year ended
                            March 31, 1984)

             10.2.1  -      Lease dated September 11, 1987 between
                            Baltimore Center Associates Limited
                            Partnership and Legg Mason Tower, Inc.
                            with respect to the Company's premises at
                            111 South Calvert Street, Baltimore,
                            Maryland (incorporated by reference to
                            Form 10-Q for the quarter ended
                            September 30, 1987)

             10.2.2  -      First Amendment of Agreement of Lease
                            dated August 1, 1988 with respect to
                            lease dated September 11, 1987
                            (incorporated by reference to the
                            Company's Annual Report on Form 10-K for
                            the year ended March 31, 1989)

             10.2.3  -      Second Amendment of Agreement of Lease
                            dated December 19, 1988 with respect to

                            lease dated September 11, 1987
                            (incorporated by reference to the
                            Company's Annual Report on Form 10-K for the year ended March 31, 1989)

             10.2.4  -      Third Amendment of Agreement of Lease
                            dated as of October 1, 1990 with respect
                            to lease dated September 11, 1987
                            (incorporated by reference to the
                            Company's Annual Report on Form 10-K for
                            the year ended March 31, 1991)

             10.2.5  -      Fourth Amendment of Agreement of Lease
                            dated August 3, 1992 with respect to
                            lease dated September 11, 1987
                            (incorporated by reference to the
                            Company's Annual Report on Form 10-K for
                            the year ended March 31, 1993)

             10.2.6  -      Lease dated July 30, 1991 with respect to
                            a portion of the Company's premises at
                            7 East Redwood Street, Baltimore,
                            Maryland (incorporated by reference to
                            the Company's Annual Report on Form 10-K
                            for the year ended March 31, 1993)

             10.2.7  -      Lease dated October 12, 1992 with respect
                            to a portion of the Company's premises at
                            7 East Redwood Street, Baltimore,
                            Maryland (incorporated by reference to
                            the Company's Annual Report on Form 10-K
                            for the year ended March 31, 1993)

             10.3    -      Legg Mason, Inc. 1981 Stock Option Plan,
                            as amended through January 26, 1988
                            (incorporated by reference to the
                            Company's Annual Report on Form 10-K for
                            the year ended March 31, 1988)*

             10.4    -      Legg Mason, Inc. 1981 Incentive Stock
                            Option Plan, as amended through June 2,
                            1988 (incorporated by reference to the
                            Company's Annual Report on Form 10-K for
                            the year ended March 31, 1988)*

             10.5    -      Legg Mason, Inc. 1988 Non-Employee
                            Director Stock Option Plan (incorporated
                            by reference to the Company's Annual
                            Report on Form 10-K for the year ended
                            March 31, 1993)*

             10.6    -      Legg Mason Wood Walker, Incorporated
                            Deferred Compensation/Phantom Stock Plan
                            (incorporated by reference to
                            Registration No. 33-28609 on Form S-8)*

             10.7.1  -      Legg Mason, Inc. 1991 Omnibus Long-Term
                            Compensation Plan (incorporated by
                            reference to the definitive proxy
                            statement for the Company 1991 Annual
                            Meeting of Stockholders)*

             10.7.2  -      Form of Option Agreement under Legg
                            Mason, Inc. 1991 Omnibus Long-Term
                            Compensation Plan (incorporated by
                            reference to the Company's Annual Report
                            on Form 10-K for the year ended March 31,
                            1993)*


             11.1    -      Statement regarding computation of per
                            share earnings, filed herewith

             21.1    -      Subsidiaries of the Company, filed
                            herewith

             23.1    -      Consent of independent accountants, filed
                            herewith

_______________

    *These exhibits are management contracts or compensatory plans or arrangements.


         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1994.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LEGG MASON, INC.



                                  By:  /s/ Raymond A. Mason
                                       Raymond A. Mason, Chairman
                                       of the Board, President and
                                       Chief Executive Officer


                                  Date:  June 28, 1994



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

      Signature                      Title                 Date


/s/ Raymond A. Mason         Chairman of the Board,   June 28, 1994
Raymond A. Mason             President and Chief
                             Executive Officer
                             (Principal Executive
                             Officer)



/s/ F. Barry Bilson          Vice President-Finance   June 28, 1994
F. Barry Bilson              (Principal Financial
                             Officer)



/s/ Eileen O'Rourke          Controller (Principal    June 28, 1994
Eileen M. O'Rourke           Accounting Officer)



/s/ John J. Curley, Jr.              Director         June 28, 1994
John F. Curley, Jr.


/s/ James W. Brinkley                Director         June 28, 1994
James W. Brinkley



/s/ Edmund J. Cashman, Jr.           Director         June 28, 1994
Edmund J. Cashman, Jr.



/s/ Charles A. Bacigalupo            Director         June 28, 1994
Charles A. Bacigalupo



/s/ Harry M. Ford, Jr.               Director         June 28, 1994
Harry M. Ford, Jr.



/s/ Kenneth S. Battye                Director         June 28, 1994
Kenneth S. Battye



/s/ Joseph W. Sener, Jr.             Director         June 28, 1994
Joseph W. Sener, Jr.



/s/ Nicholas J. St. George           Director         June 28, 1994
Nicholas J. St. George



/s/ Richard J. Himelfarb             Director         June 28, 1994
Richard J. Himelfarb



                                     Director
James E. Ukrop



/s/ John B. Levert, Jr.              Director         June 28, 1994
John B. Levert, Jr.


/s/ Harold L. Adams                  Director         June 28, 1994
Harold L. Adams



/s/ John E. Koerner, III             Director         June 28, 1994
John E. Koerner, III



/s/ Roger W. Schipke                 Director         June 28, 1994
Roger W. Schipke



                                     Director
W. Curtis Livingston



/s/ Edward I. O'Brien                Director         June 28, 1994
Edward I. O'Brien



/s/ Peter F. O'Malley                Director         June 28, 1994
Peter F. O'Malley