Form 10-Q
period 1994-06-30
LEGG MASON INC
filed 1994-08-15
CIK 704051

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended June 30, 1994

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

12,158,507 shares of Common Stock as of the close of business on August 1, 1994.

                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                LEGG MASON, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (in thousands of dollars)

                                             June 30, 1994   March 31, 1994
                                              (Unaudited)
ASSETS:
 Cash and cash equivalents..............       $ 87,547        $ 40,208
 Cash and securities segregated for
  regulatory purposes...................         61,120         127,003
 Resale agreements......................         73,798          97,950
 Receivable from brokers and dealers....          8,462           5,074
 Receivable from customers..............        290,096         250,237
 Securities owned, at market value......         71,619          57,617
 Securities borrowed....................         39,482          96,030
 Investment securities..................         49,852          29,754
 Office equipment and leasehold
  improvements..........................         16,244          15,679
 Intangible assets......................         24,107          23,727
 Other..................................         72,020          68,209
                                               --------        --------
                                               $794,347        $811,488
                                               ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
 Payable to brokers and dealers.........       $  7,544        $ 10,629
 Payable to customers...................        287,090         298,943
 Short-term borrowings..................         61,619          15,546
 Repurchase agreements..................          9,335             -
 Securities loaned......................         45,213         108,065
 Securities sold, but not yet purchased,
  at market value.......................          5,886           8,513
 Accrued compensation...................         21,228          15,651
 Other..................................         35,900          39,968
                                               --------        --------
                                                473,815         497,315
                                               --------        --------

Subordinated liabilities................        102,487         102,487
                                               --------        --------
Stockholders' equity:
 Common stock...........................          1,215           1,173
 Additional paid-in capital.............         78,554          76,249
 Retained earnings......................        137,735         134,264
 Net unrealized appreciation of
  investment securities.................            541             -
                                               --------        --------
                                                218,045         211,686
                                               --------        --------
                                               $794,347        $811,488
                                               ========        ========

    See notes to condensed consolidated financial statements.

                   LEGG MASON, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
       (in thousands of dollars except per share amounts)
                           (Unaudited)


                                                Three Months
                                               Ended June 30,
                                               1994       1993
Revenues:
   Commissions..........................    $ 29,191   $ 33,841
   Principal transactions...............      13,759     12,821
   Investment advisory and related fees.      19,501     14,689
   Investment banking...................      12,929     17,412
   Interest.............................       8,021      6,865
   Other................................       6,434      5,720
                                            --------   --------
                                              89,835     91,348
                                            --------   --------
Expenses:
   Compensation and benefits............      53,172     52,978
   Occupancy and equipment rental.......       7,143      6,365
   Communications.......................       5,979      5,468
   Floor brokerage and clearing fees....       1,274      1,645
   Interest.............................       3,613      3,228
   Other................................      10,315      8,461
                                            --------   --------
                                              81,496     78,145
                                            --------   --------
Earnings Before Income Taxes............       8,339     13,203

   Income taxes.........................       3,336      5,071
                                            --------   --------
Net Earnings............................    $  5,003   $  8,132
                                            ========   ========
Earnings per common share:
   Primary..............................    $    .40   $    .68
   Fully diluted........................    $    .35   $    .57

Average number of common shares
outstanding:
   Primary..............................      12,383     11,968
   Fully diluted........................      16,603     15,435

Dividends declared per common share.....    $    .10   $    .08

Book value per common share.............    $  17.94   $  15.98

    See notes to condensed consolidated financial statements.


                   LEGG MASON, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (in thousands of dollars)
                           (Unaudited)
                                                         Three Months
                                                        Ended June 30,
                                                     1994           1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings.....................................  $ 5,003        $ 8,132
  Noncash items included in earnings:
   Depreciation and amortization.................    2,342          2,074
Tax benefit of pooled entity.....................       76             92
                                                   -------        -------
                                                     7,421         10,298
(Increase)decrease in assets excluding
  acquisition:
  Cash and securities segregated for regulatory
    purposes.....................................   65,883        (21,165)
  Receivable from brokers and dealers............   (3,388)           134
  Receivable from customers......................  (39,188)       (25,423)
  Securities owned...............................  (14,002)        (3,946)
  Securities borrowed............................   56,548          2,337
  Other..........................................   (2,689)        (7,270)
Increase(decrease) in liabilities excluding
  acquisition:
  Payable to brokers and dealers.................   (3,085)           124
  Payable to customers...........................  (11,853)        20,288
  Securities loaned..............................  (62,852)          (248)
  Securities sold, but not yet purchased.........   (2,627)          (785)
  Accrued compensation...........................    5,577          2,016
  Other..........................................   (5,673)         6,098
                                                   -------        -------
CASH USED FOR OPERATING ACTIVITIES...............   (9,928)       (17,542)
                                                   -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for:
  Office equipment and leasehold improvements....   (1,533)        (1,056)
  Intangible assets..............................     (177)           (67)
 Net decrease in resale agreements...............   24,152         11,191
 Purchases of investment securities..............  (21,684)       (31,061)
 Proceeds from sales of investment securities....    1,549            -
                                                   -------        -------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES.    2,307        (20,993)
                                                   -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in short-term borrowings   46,073           (910)
 Net increase in repurchase agreements...........    9,335         22,592
 Issuance of subordinated liabilities............      -           68,000
 Issuance of common stock........................      724            372
 Dividends paid..................................   (1,172)          (927)
                                                   -------        -------
CASH PROVIDED BY FINANCING ACTIVITIES............   54,960         89,127
                                                   -------        -------
NET INCREASE IN CASH AND CASH EQUIVALENTS........   47,339         50,592
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.   40,208         24,998
                                                   -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.......  $87,547        $75,590
                                                   =======        =======

          See notes to condensed consolidated financial statements.

                LEGG MASON, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands of dollars)
                          June 30, 1994
                           (Unaudited)

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

2.  Net Capital Requirements:

     The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. The Rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of June 30, 1994, the broker-dealer subsidiaries had aggregate net capital, as defined, of $104,518 which exceeded required net capital by $97,825.

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

4.  Investment Securities:

     Effective April 1, 1994, the Company prospectively adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, investment securities held as available-for-sale are included in the statement of financial condition at market value and related net unrealized gains ($541 at June 30, 1994, net of tax) are recorded in stockholders' equity. The adoption of SFAS No. 115 had no impact on the Company's results of operations.

5.  Supplemental Cash Flow Information:

     Interest payments were $5,027 in 1994 and $3,168 in 1993.
Income tax payments were $112 in 1994 and $1,470 in 1993.
     On April 25, 1994, in exchange for common stock, the Company acquired GSH & Co., Inc.'s net assets of $1,306.

Item 2.    Management's Discussion and Analysis of
          Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Quarter Ended June 30, 1994 Compared to Quarter Ended June 30, 1993

In the first quarter of the Company's fiscal 1995, the securities industry was adversely affected by rising interest rates and uncertain equity markets, compared to more favorable market conditions which prevailed during the corresponding quarter of the prior year.

The Company's net earnings for the quarter declined 38% to $5.0 million from $8.1 million in the prior year's quarter. Revenues fell 2% to $89.8 million from $91.3 million. Primary earnings per share were $.40, a decrease of 41% from $.68. Fully diluted earnings per share declined 39% to $.35 from $.57.

Commission revenues fell 14% to $29.2 million because of reduced sales of listed and over-the-counter securities.

Revenues from principal transactions rose 7% to $13.8 million as a result of increased sales of municipal bond and over-the-counter securities, partially offset by lower sales of U.S. government, agency and mortgage-backed securities.

Investment advisory and related fees increased for the 17th consecutive quarter and were 33% higher than in the corresponding quarter of the prior year because of growth in assets under management in Company-sponsored mutual funds and the Company's fixed-income investment advisory subsidiary. Additionally, the current quarter includes fees earned by Gray, Seifert & Co., Inc., an investment advisory firm acquired in April 1994. Company subsidiaries now serve as investment advisors to individual and institutional accounts and mutual funds with assets of $17.3 billion, up from $13.8 billion at June 30, 1993.

Investment banking revenues fell 26% to $12.9 million, principally because of lower municipal underwriting activity. Municipal underwriting revenues in the prior year's quarter benefited from a substantial number of refinancings designed to take advantage of lower interest rates. The pace of refinancings has slowed considerably in calendar 1994, in part because of rising interest rates but also because many municipalities have completed their refinancing programs.

Other revenues were $6.4 million, a 12% increase from the prior year's quarter, primarily because of increased mortgage banking loan origination and servicing fees and the addition of a full quarter's fees of The Fairfield Group, acquired on April 20, 1993.

In the current year's quarter, compensation and benefits were substantially unchanged at $53.2 million, as personnel additions in new and existing product areas were offset, in part, by lower commission and profitability-based incentive compensation.

Occupancy and equipment rental rose 12% to $7.1 million because of increased data processing expenses and higher depreciation expenses incurred as a result of new securities quotation systems.

Communications expense rose 9% to $6.0 million because of increased telephone and supplies usage.

Floor brokerage and clearing fees fell 23%, principally because of lower trading volume.

Other expense rose 22% to $10.3 million, principally because of increased promotional, programming and acquisition-related expenses.

Interest revenue rose 17% to $8.0 million because of higher interest rates on larger customer margin account balances and higher levels of stock loan conduit activity offset, in part, by reduced earnings on substantially lower holdings of fixed-income securities.

Interest expense increased 12% to $3.6 million as a result of issuance of $68.0 million of convertible subordinated debentures on April 28, 1993, higher customer interest expense because of rising interest rates, and an increase in stock loan conduit business. These increases were partially offset by a decline in interest expense related to lower short-term borrowings.

Income taxes fell 34% to $3.3 million, principally because of a decline in pre-tax earnings, offset in part by an increase in the effective tax rate to 40.0% from 38.4% as a result of federal tax law changes.

Liquidity and Capital Resources

There has been no material change in the Company's financial position since March 31, 1994. The Company's assets are primarily liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed by free credit balances, equity capital, bank lines of credit, subordinated borrowings and other payables.

During the quarter ended June 30, 1994, cash and cash equivalents increased $47.3 million. The Company used $10.0 million of cash in operating activities primarily to finance increases in customer receivables and purchases of proprietary securities. These increases were substantially offset by a reduction in the Company's regulatory cash requirement. Investing activities provided $2.3 million of cash as a result of reductions in resale agreements, the proceeds of which were used, in part, to purchase investment securities. Cash flow from financing activities was $55.0 million because of higher short-term borrowings by the Company's mortgage banking subsidiaries and increased repurchase agreements.

Item 6.  Exhibits and Reports on Form 8-K.

        (a)  Exhibits
             (11) Statement re: computation of per share earnings

        (b) No reports on Form 8-K were filed during the quarter ended June 30, 1994.

                                 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        LEGG MASON, INC.
                                          (Registrant)




DATE  August 12, 1994         /s/ John F. Curley, Jr.
                              John F. Curley, Jr.
                              Vice Chairman of the Board





DATE  August 12, 1994         /s/ F. Barry Bilson
                              F. Barry Bilson
                              Vice President - Finance

INDEX TO EXHIBITS



11.    Statement re:  computation of per share earnings.