Form 10-Q
period 1994-09-30
LEGG MASON INC
filed 1994-11-14
CIK 704051

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

            For the Quarter Ended September 30, 1994

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

12,184,267 shares of Common Stock as of the close of business on November 1, 1994.

                PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                LEGG MASON, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (in thousands of dollars)

                                         September 30,1994   March 31,1994
                                            (Unaudited)
ASSETS:
 Cash and cash equivalents..............       $ 88,326        $ 40,208
 Cash and securities segregated for
  regulatory purposes...................         61,886         127,003
 Resale agreements......................         96,875          97,950
 Receivable from brokers and dealers....            886           5,074
 Receivable from customers..............        284,924         250,237
 Securities owned, at market value......         65,724          57,617
 Securities borrowed....................         57,193          96,030
 Investment securities..................         26,353          29,754
 Property and equipment.................         22,112          15,679
 Intangible assets......................         23,012          23,727
 Other..................................         74,029          68,209
                                               --------        --------
                                               $801,320        $811,488
                                               ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
 Payable to brokers and dealers.........       $ 10,681        $ 10,629
 Payable to customers...................        278,148         298,943
 Short-term borrowings..................         74,561          15,546
 Securities loaned......................         54,423         108,065
 Securities sold, but not yet purchased,
  at market value.......................         11,083           8,513
 Accrued compensation...................         15,893          15,651
 Other..................................         34,055          39,968
                                               --------        --------
                                                478,844         497,315
                                               --------        --------

Subordinated liabilities................        102,487         102,487
                                               --------        --------
Stockholders' equity:
 Common stock...........................          1,217           1,173
 Additional paid-in capital.............         78,553          76,249
 Retained earnings......................        139,814         134,264
 Net unrealized appreciation on
  investment securities.................            405            -
                                               --------        --------
                                                219,989         211,686
                                               --------        --------
                                               $801,320        $811,488
                                               ========        ========

    See notes to condensed consolidated financial statements.

                        LEGG MASON, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               (in thousands of dollars except per share amounts)
                                   (Unaudited)


                                         Three Months           Six Months
                                      Ended September 30,   Ended September 30,
                                        1994       1993        1994      1993
Revenues:
 Commissions......................... $29,364   $ 34,674    $ 58,555  $ 68,515
 Principal transactions..............  13,271     14,956      27,030    27,777
 Investment advisory and related fees  20,953     15,829      40,454    30,518
 Investment banking..................   8,368     26,759      21,297    44,171
 Interest............................   9,204      7,454      17,225    14,319
 Other...............................   7,292      7,095      13,726    12,815
                                      -------   --------    --------  --------
                                       88,452    106,767     178,287   198,115
                                      -------   --------    --------  --------
Expenses:
 Compensation and benefits...........  51,905     59,651     105,077   112,629
 Occupancy and equipment rental......   7,193      6,649      14,336    13,014
 Communications......................   6,167      5,724      12,146    11,192
 Floor brokerage and clearing fees...   1,173      1,361       2,447     3,006
 Interest............................   3,940      4,044       7,553     7,272
 Other................................ 12,722     10,596      23,037    19,057
                                      -------   --------    --------  --------
                                       83,100     88,025     164,596   166,170
                                      -------   --------    --------  --------
Earnings Before Income Taxes.........   5,352     18,742      13,691    31,945
 Income taxes........................   2,251      7,382       5,587    12,453
                                      -------   --------    --------  --------
Net Earnings......................... $ 3,101   $ 11,360    $  8,104  $ 19,492
                                      =======   ========    ========  ========

Earnings per common share:
 Primary............................. $   .25   $    .94    $    .65  $   1.62
 Fully diluted....................... $   .23   $    .74    $    .57  $   1.28

Average number of common shares
 outstanding:
 Primary.............................  12,518     12,106      12,451    12,037
 Fully diluted.......................  16,739     16,353      16,672    16,307

Dividends declared per common share  $    .11   $    .10    $    .21  $    .18

Book value per common share..........$  18.08   $  16.85    $  18.08  $  16.85

            See notes to condensed consolidated financial statements.

                      LEGG MASON, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)
                                 (Unaudited)
                                                         Six Months
                                                     Ended September 30
                                                     1994           1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings.....................................  $ 8,104       $ 19,492
  Noncash items included in earnings:
   Depreciation and amortization.................    4,590          4,098
  Loss on sale of investment securities..........      124            -
Tax benefit of pooled entity.....................      147            183
                                                   -------       --------
                                                    12,965         23,773
(Increase) decrease in assets excluding
  acquisition:
  Cash and securities segregated for regulatory
    purposes.....................................   65,117        (11,878)
  Receivable from brokers and dealers............    4,188         (5,611)
  Receivable from customers......................  (34,016)       (36,113)
  Securities owned...............................  ( 8,107)        19,007
  Securities borrowed............................   38,837        (87,054)
  Other..........................................   (4,622)       (15,842)
 Increase(decrease) in liabilities excluding
  acquisition:
  Payable to brokers and dealers.................       52          6,474
  Payable to customers...........................  (20,795)         8,181
  Securities loaned..............................  (53,642)       107,516
  Securities sold, but not yet purchased.........    2,570            622
  Accrued compensation...........................      242          8,153
  Other..........................................   (7,695)           248
                                                   -------       --------
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES.   (4,906)        17,476
                                                   -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for:
  Property and equipment.........................   (8,510)        (3,627)
  Intangible assets..............................     (221)          (931)
 Net decrease in resale agreements...............    1,075         (6,335)
 Purchases of investment securities..............  (28,863)       (39,744)
 Proceeds from sales of investment securities....   31,874            -
                                                   -------       ---------
CASH (USED FOR) INVESTING ACTIVITIES.............   (4,645)       (50,637)
                                                   -------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in short-term borrowings...........   59,015         24,027
 Net decrease in repurchase agreements...........      -           (8,905)
 Issuance of subordinated liabilities............      -           68,000
 Issuance of common stock........................    1,182            898
 Repurchase of common stock......................     (140)           -
 Dividends paid..................................   (2,388)        (1,827)
                                                   -------       --------
CASH PROVIDED BY FINANCING ACTIVITIES............   57,669         82,193
                                                   -------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS........   48,118         49,032
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.   40,208         24,998
                                                   -------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.......  $88,326       $ 74,030
                                                   =======       ========

          See notes to condensed consolidated financial statements.

                LEGG MASON, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands of dollars)
                       September 30, 1994
                           (Unaudited)

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

2.  Net Capital Requirements:

     The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. The Rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of September 30, 1994, the broker-dealer subsidiaries had aggregate net capital, as defined, of $92,048 which exceeded required net capital by $85,420.

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

4.  Investment Securities:

     Effective April 1, 1994, the Company prospectively adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, investment securities held as available-for-sale are included in the statement of financial condition at market value and related unrealized gains, net of tax ($405 at September 30, 1994) are recorded in stockholders' equity. The adoption of SFAS No. 115 had no impact on the Company's results of operations.

5.  Litigation Settlement Charge:

    Other expense for the quarter and six months ended September 30, 1994, includes a charge of $2,000 ($950 after tax) related to the proposed settlement of class action litigation arising from taxable municipal bond offerings underwritten in 1986 by one of the Company's subsidiaries. See "Part II. Other Information--Item 1. Legal Proceedings" for further discussion related to this matter.

6.  Supplemental Cash Flow Information:
     Interest payments were $7,397 in 1994 and $5,649 in 1993.
Income tax payments were $7,001 in 1994 and $14,093 in 1993.
     On April 25, 1994, in exchange for common stock, the Company acquired GSH & Co., Inc.'s net assets of $1,306.

7.  Subsequent Event:

    On October 12, 1994, the Company entered into an agreement to acquire the assets of Batterymarch Financial Management ("Batterymarch"), an investment advisory firm that manages equity portfolios for institutional clients. The acquisition, which is expected to be completed by December 31, 1994, subject to satisfaction of various closing conditions, provides for a purchase price to be paid in two installments, the first of which will be a cash payment at closing of up to $60 million, and the second of which will be a contingent performance payment in early 1998 in an amount up to $120 million less the amount of the first installment. If the amount of the second installment exceeds $40 million, the Company will have the right to pay all or any portion of the excess in the form of shares of the Company's common stock.

Item 2.      Management's Discussion and Analysis of
          Results of Operations and Financial Condition

RESULTS OF OPERATIONS

During the Company's second quarter and six months ended September 30, 1994, the securities industry was adversely affected by rising interest rates and uncertain equity markets as compared to the favorable market conditions experienced during the corresponding periods of the prior year.

Quarter Ended September 30, 1994 Compared to Quarter Ended
September 30, 1993


In the second fiscal quarter ended September 30, 1994, the Company's net earnings declined 73% to $3.1 million from the record $11.4 million achieved in the prior year's quarter. Revenues fell 17% to $88.5 million from $106.8 million. Primary earnings per share were $.25, down 73% from $.94. Fully diluted earnings per share declined 69% to $.23 from $.74.

Commission revenues fell 15% to $29.4 million because of reduced sales of listed securities, non-affiliated mutual funds and over-the-counter securities.

Revenues from principal transactions fell 11% to $13.3 million, mainly because of lower sales of U.S. government, agency and mortgage-backed securities and a decline in trading profits on firm proprietary positions. These declines were offset in part by increased sales of over-the-counter and municipal securities.

Investment advisory and related fees increased for the 18th consecutive quarter and were 32% higher than in the corresponding quarter of the prior year because of growth in assets under management in Company-sponsored mutual funds, the Company's fixed-income investment advisory subsidiary and fee-based brokerage accounts. Additionally, the current quarter includes fees earned by Gray, Seifert & Co., Inc., an investment advisory firm acquired in April 1994. At quarter end, Company subsidiaries served as investment advisors to individual and institutional accounts and mutual funds with assets of $17.8 billion, up from $15.4 billion at September 30, 1993.

Investment banking revenues were $8.4 million, 69% lower than in the corresponding quarter of the prior year, principally reflecting a substantial decline in corporate underwritings following sharp increases in interest rates. Included in the September 1993 record quarter were significant revenues from sizable co-managed offerings of real estate investment trust securities.

Other revenues of $7.3 million were substantially unchanged from $7.1 million in the prior year's quarter.

Compensation and benefits declined 13% to $51.9 million, as lower commission and profitability-based compensation was partially offset by personnel additions in new and existing product areas.

Occupancy and equipment rental increased 8% to $7.2 million because of the addition of four retail brokerage offices and the acquisition of Gray, Seifert & Co.

Communications expense increased 8% to $6.2 million because of increased quotation service expense and printing and supplies costs.

Floor brokerage and clearing fees declined 14% to $1.2 million, reflecting reduced transaction volume and lower execution charges.

Other expense increased 20% to $12.7 million, principally because of a charge for the proposed settlement of class action litigation and increased marketing and promotional expenses.

Interest revenue increased 23% to $9.2 million, reflecting higher interest rates charged on larger customer margin account balances.

Interest expense fell 3% to $3.9 million because of a decline in financing costs on reduced holdings of fixed-income securities, partially offset by higher interest rates paid on customer credit balances.

Income taxes declined 70% to $2.3 million as a result of a decrease in pre-tax earnings. The effective tax rate increased to 42.1% from 39.4% as a result of currently unusable state net operating losses.

Six Months Ended September 30, 1994 Compared to Six Months Ended
September 30, 1993

The Company's net earnings in the six months ended September 30, 1994 declined 58% to $8.1 million from $19.5 million in the prior year's corresponding period. Revenues fell 10% to $178.3 million from $198.1 million. Primary earnings per share were $.65, down 60% from $1.62. Fully diluted earnings per share declined 55% to $.57 from $1.28.

Commission revenues fell 15% to $58.6 million because of declines in sales of listed securities, non-affiliated mutual funds and over-the-counter securities.

Revenues from principal transactions fell 3% to $27.0 million because of lower sales of U.S. government, agency and mortgage-backed securities and losses on fixed-income proprietary positions attributable to rising interest rates. These declines were substantially offset by increased sales of over-the-counter equity securities and municipal bonds.

Investment advisory and related fees increased 33% to $40.5 million, reflecting growth in assets under management in Company-sponsored mutual funds, fee-based brokerage accounts and the Company's fixed-income investment advisory subsidiary. Additionally, the current period includes fees earned by Gray, Seifert & Co., Inc.

Investment banking revenues fell 52% to $21.3 million from record levels achieved in the corresponding period of the prior year as both corporate and municipal underwriting declined because of rising interest rates.

Other revenues rose 7% to $13.7 million, primarily because of increased mortgage servicing, loan origination and repurchase agreement placement fees.

Compensation and benefits declined 7% to $105.1 million, as lower commission and profitability-based compensation was partially offset by personnel additions in new and existing product areas.

Occupancy and equipment rental increased 10% to $14.3 million because of higher depreciation expense related to a new securities quotation system, increased data processing costs and inclusion of the expenses of Gray, Seifert & Co.

Communications expense increased 9% to $12.1 million because of increased printing, supplies, telephone and quote services expenses.

Floor brokerage and clearing fees fell 19% to $2.4 million, reflecting reduced transaction volume and lower listed securities execution charges.

Other expense increased 21% to $23.0 million, principally because of a charge for the proposed settlement of class action litigation and increased marketing and promotional expenses.

Interest revenue increased 20% to $17.2 million because of higher interest rates earned on larger customer margin account balances and higher levels of conduit stock loan activity, offset in part by lower earnings on proprietary positions in fixed-income securities.

Interest expense increased 4% to $7.6 million because of higher interest rates paid on customer credit balances, increased levels of stock loan conduit activity and the issuance of $68.0 million of convertible subordinated debentures on April 28, 1993. These increases were substantially offset by lower financing costs on reduced holdings of proprietary, fixed-income securities.

Income taxes declined 55% to $5.6 million, principally because of a decrease in pre-tax earnings. The effective tax rate increased to 40.8% from 40.0% as a result of currently unusable state net operating losses.

Liquidity and Capital Resources

There has been no material change in the Company's financial position since March 31, 1994. A substantial portion of the Company's assets is liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed primarily by free credit balances, equity capital, bank lines of credit, subordinated borrowings and other payables.

During the six months ended September 30, 1994, cash and cash equivalents increased $48.1 million. Cash flows from financing activities generated $57.7 million, attributable to higher short-term borrowings by the Company's mortgage banking operations. The Company used an additional $4.9 million of cash in operating activities, primarily because of increases in net customer receivable balances and securities loans, substantially offset by reduced regulatory deposits. Cash flows from investing activities used $4.6 million, principally related to purchases of property and equipment.

The Company expects to utilize cash of up to $60.0 million in the third fiscal quarter of 1995 to finance the first installment in its acquisition of Batterymarch Financial Management. See Note 7 of Notes to Condensed Consolidated Financial Statements regarding the anticipated payment.

                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     Taxable Municipal Bond Litigation.

     Reference is made to the discussion under the caption "Taxable Municipal Bond Litigation" in Item 3 of Registrant's 10-K Report for the fiscal year ended March 31, 1994. During the quarter ended September 30, 1994, lead counsel in the class actions reached a preliminary understanding with respect to the principal terms of a settlement of the class actions. The understanding, which is subject to the completion of a definitive settlement agreement and approval of the agreement by the MDL Court, would require Howard, Weil, Labouisse, Friedrichs Incorporated, as one of the underwriter defendants, to contribute approximately $3.6 million toward a total settlement amount of $25.6 million. The settlement agreement , as currently proposed, would permit the settling defendants to terminate the settlement if plaintiffs, having more than a specified aggregate dollar amount of claims elect to "opt out" of participation in the settlement. The amount of opt outs that will allow this termination option to be exercised is to be filed under seal with the MDL Court.

Item 4.   Submission of matters to a Vote of Security Holders.

     Registrant's annual meeting of stockholders was held July
28, 1994. In the election of directors, the five director nominees were elected with the following votes:

                          Votes
                           Cast           For        Withhold
Charles A. Bacigalupo    10,582,151    10,582,151     216,212
Harry M. Ford, Jr.       10,578,652    10,578,652     219,711
James E. Ukrop           10,582,151    10,582,151     216,212
John E. Koerner, III     10,582,151    10,582,151     216,212
Peter F. O'Malley        10,582,151    10,582,151     216,212


The stockholders voted in favor of the ratification of the appointment of Coopers & Lybrand as independent auditors of the Registrant as follows:

                      Votes
                       Cast              For      Against   Abstain
Ratification of
Appointment of
Auditors             10,780,529     10,775,099      5,430    17,833


Item 6. Exhibits and Reports on Form 8-K.


       (a)  Exhibits
            (11) Statements re:   computation of per share
            earnings
            (27) Financial Data Schedules

       (b) No reports on Form 8-K were filed during the quarter ended September 30, 1994.

                       SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        LEGG MASON, INC.
                                          (Registrant)




DATE November 14, 1994       /s/ John F. Curley, Jr.
                              John F. Curley, Jr.
                              Vice Chairman of the Board





DATE November 14, 1994       /s/ F. Barry Bilson
                              F. Barry Bilson
                              Vice President - Finance

                        INDEX TO EXHIBITS

                                                             PAGE

11.   Statement re:  computation of per share earnings.      15-16

27.   Statement re:  Financial Data Schedules.               17