Form 10-Q
period 1994-12-31
LEGG MASON INC
filed 1995-02-14
CIK 704051

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended December 31, 1994

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

12,240,017 shares of Common Stock as of the close of business on February 1, 1995.

                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                LEGG MASON, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (in thousands of dollars)

                                         December 31,1994   March 31,1994
                                           (Unaudited)
ASSETS:
 Cash and cash equivalents..............       $125,904        $ 40,208
 Cash and securities segregated for
  regulatory purposes...................         35,916         127,003
 Resale agreements......................         83,682          97,950
 Receivable from brokers and dealers....          1,395           5,074
 Receivable from customers..............        297,272         250,237
 Securities owned, at market value......         71,377          57,617
 Securities borrowed....................        112,976          96,030
 Investment securities..................         45,806          29,754
 Property and equipment.................         23,316          15,679
 Intangible assets......................         22,095          23,727
 Other..................................         81,607          68,209
                                               --------        --------
                                               $901,346        $811,488
                                               ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
 Payable to brokers and dealers.........       $  9,993        $ 10,629
 Payable to customers...................        351,538         298,943
 Short-term borrowings..................         54,399          15,546
 Securities loaned......................        100,563         108,065
 Securities sold, but not yet purchased,
  at market value.......................          6,954           8,513
 Accrued compensation...................         19,408          15,651
 Other..................................         32,804          39,968
                                               --------        --------
                                                575,659         497,315
                                               --------        --------

Subordinated liabilities................        102,487         102,487
                                               --------        --------
Stockholders' equity:
 Common stock...........................          1,221           1,173
 Additional paid-in capital.............         79,160          76,249
 Retained earnings......................        142,606         134,264
 Net unrealized appreciation on
  investment securities.................            213            -
                                               --------        --------
                                                223,200         211,686
                                               --------        --------
                                               $901,346        $811,488
                                               ========        ========

    See notes to condensed consolidated financial statements.

                        LEGG MASON, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               (in thousands of dollars except per share amounts)
                                   (Unaudited)


                                         Three Months          Nine Months
                                      Ended December 31,    Ended December 31,
                                        1994       1993        1994      1993
Revenues:
 Commissions......................... $29,987   $ 35,430    $ 88,542  $103,945
 Principal transactions..............  15,347     12,539      42,377    40,316
 Investment advisory and related fees  21,167     16,781      61,621    47,299
 Investment banking..................   8,488     23,312      29,785    67,483
 Interest............................  10,690      7,807      27,915    22,126
 Other...............................   7,208      7,256      20,934    20,071
                                      -------   --------    --------  --------
                                       92,887    103,125     271,174   301,240
                                      -------   --------    --------  --------
Expenses:
 Compensation and benefits...........  54,817     59,094     159,894   171,723
 Occupancy and equipment rental......   7,258      6,738      21,594    19,752
 Communications......................   6,266      5,629      18,412    16,821
 Floor brokerage and clearing fees...   1,227      1,473       3,674     4,479
 Interest............................   4,378      3,969      11,931    11,241
 Other...............................  11,953      9,900      34,990    28,957
                                      -------   --------    --------  --------
                                       85,899     86,803     250,495   252,973
                                      -------   --------    --------  --------
Earnings Before Income Taxes.........   6,988     16,322      20,679    48,267
 Income taxes........................   2,855      6,433       8,442    18,886
                                      -------   --------    --------  --------
Net Earnings......................... $ 4,133   $  9,889    $ 12,237  $ 29,381
                                      =======   ========    ========  ========

Earnings per common share:
 Primary............................. $   .33   $    .81    $    .98  $   2.43
 Fully diluted....................... $   .29   $    .65    $    .86  $   1.95

Average number of common shares
 outstanding:
 Primary.............................  12,565     12,183      12,489    12,086
 Fully diluted.......................  16,804     16,425      16,737    16,112

Dividends declared per common share   $   .11   $    .10    $    .32  $    .28

Book value per common share.......... $ 18.28   $  17.57    $  18.28  $  17.57









            See notes to condensed consolidated financial statements.


                        LEGG MASON, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)
                                 (Unaudited)
                                                        Nine Months
                                                      Ended December 31,
                                                     1994          1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings..................................... $ 12,237      $ 29,381
  Noncash items included in earnings:
   Depreciation and amortization.................    6,977         6,249
   Loss(gain) on sale of investment securities...      124           (41)
Tax benefit of pooled entity.....................      213           264
                                                  --------      --------
                                                    19,551        35,853
(Increase) decrease in assets excluding
  acquisition:
  Cash and securities segregated for regulatory
    purposes.....................................   91,087       (31,702)
  Receivable from brokers and dealers............    3,679          (378)
  Receivable from customers......................  (46,364)      (31,486)
  Securities owned...............................  (13,760)       48,148
  Securities borrowed............................  (16,946)     (100,275)
  Other..........................................  (12,199)      (20,324)
 Increase(decrease) in liabilities excluding
  acquisition:
  Payable to brokers and dealers.................     (636)         (388)
  Payable to customers...........................   52,595        63,779
  Securities loaned..............................   (7,502)      117,509
  Securities sold, but not yet purchased.........   (1,559)       (2,592)
  Accrued compensation...........................    3,757         2,794
  Other..........................................   (8,888)        8,112
                                                  --------      --------
CASH PROVIDED BY OPERATING ACTIVITIES............   62,815        89,050
                                                  --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for:
  Property and equipment.........................  (10,923)       (6,197)
  Intangible assets..............................     (482)       (1,198)
 Net decrease(increase) in resale agreements.....   14,268       (68,673)
 Purchases of investment securities..............  (48,877)     (113,599)
 Proceeds from sales of investment securities....   32,115        94,885
                                                  --------      --------
CASH USED FOR INVESTING ACTIVITIES...............  (13,899)      (94,782)
                                                  --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase(decrease) in short-term borrowings.   38,853        (4,122)
 Net decrease in repurchase agreements...........      -         (11,791)
 Issuance of subordinated liabilities............      -          67,900
 Issuance of common stock........................    1,794         1,682
 Repurchase of common stock......................     (140)          -
 Dividends paid..................................   (3,727)       (2,991)
                                                  --------      --------
CASH PROVIDED BY FINANCING ACTIVITIES............   36,780        50,678
                                                  --------      --------
NET INCREASE IN CASH AND CASH EQUIVALENTS........   85,696        44,946
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.   40,208        24,998
                                                  --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD....... $125,904      $ 69,944
                                                  ========      ========

          See notes to condensed consolidated financial statements.

                LEGG MASON, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands of dollars)
                         December 31, 1994
                           (Unaudited)

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

2.  Net Capital Requirements:

     The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. The Rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of December 31, 1994, the broker-dealer subsidiaries had aggregate net capital, as defined, of $97,121 which exceeded required net capital by $89,617.

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

4.  Investment Securities:

     Effective April 1, 1994, the Company prospectively adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, investment securities held as available-for-sale are included in the statement of financial condition at market value and related unrealized gains, net of tax ($213 at December 31, 1994) are recorded in stockholders' equity. The adoption of SFAS No. 115 had no impact on the Company's results of operations.

5.  Litigation Settlement Charge:

    Other expense for the nine months ended December 31, 1994, includes a charge of $2,000 ($950 after tax) related to the proposed settlement of class action litigation arising from taxable municipal bond offerings underwritten in 1986 by one of the Company's subsidiaries. See "Part II. Other Information--Item 1. Legal Proceedings" for further discussion related to this matter.

6.  Supplemental Cash Flow Information:

     Interest payments were $13,198 in 1994 and $11,057 in 1993.
Income tax payments were $8,899 in 1994 and $20,543 in 1993.
     On April 25, 1994, in exchange for common stock, the Company acquired GSH & Co., Inc.'s net assets of $1,306.

7.  Subsequent Event:

    On January 5, 1995, the Company acquired the assets of Batterymarch Financial Management ("Batterymarch"), an investment advisory firm that manages equity portfolios for institutional clients. The Company paid $52.4 million cash at closing and will pay an additional $2.1 million cash in March 1995. A possible supplemental closing payment of $5.5 million cash will be due at or before January 1996 if Batterymarch reaches a specified annualized revenue level in any month during calendar 1995, and a final contingent performance payment that could increase the total consideration to $120 million will be due in early 1998 based on Battermarch's achievement of specified levels of actual fee revenues for calendar 1997. If the amount of the 1998 payment would exceed $40 million, the Company will have the right to pay all or any portion of the excess in the form of shares of the Company's common stock.

Item 2.      Management's Discussion and Analysis of
          Results of Operations and Financial Condition

RESULTS OF OPERATIONS

During the Company's third fiscal quarter and nine months ended
December 31, 1994, the securities industry was adversely affected by rising interest rates and uncertain equity markets as compared to more favorable market conditions experienced during the corresponding periods of the prior year.

Quarter Ended December 31, 1994 Compared to Quarter Ended December
31, 1993


In the third fiscal quarter ended December 31, 1994, the Company's net earnings declined 58% to $4.1 million from $9.9 million in the prior year's quarter. Revenues fell 10% to $92.9 million from $103.1 million. Primary earnings per share were $.33, down 59% from $.81. Fully diluted earnings per share were $.29 down 55% from $.65.

Commission revenues fell 15% to $30.0 million because of reduced sales of over-the-counter securities and non-affiliated mutual funds.

Revenues from principal transactions rose 22% to $15.3 million, reflecting increased sales of municipal and corporate debt securities, offset in part by a decline in sales of over-the-counter equity securities.

Investment advisory and related fees increased for the 19th consecutive quarter and were 26% higher than in the corresponding quarter of the prior year because of growth in assets under management in Company-sponsored mutual funds, the Company's fixed-income investment advisory subsidiary and fee-based brokerage accounts. Additionally, the current quarter includes fees earned by Gray, Seifert & Co., Inc., an investment advisory firm acquired in April 1994. At quarter end, Company subsidiaries served as investment advisors to individual and institutional accounts and mutual funds with assets of $18.0 billion, up from $15.9 billion at December 31, 1993.

Investment banking revenues were $8.5 million, 64% lower than in the corresponding quarter of the prior year, principally reflecting a substantial decline in corporate and municipal underwritings following sharp increases in interest rates. Included in the December 1993 quarter were significant revenues from sizable co-managed offerings of real estate investment trust securities.

Compensation and benefits declined 7% to $54.8 million, as lower commission and profitability-based compensation was partially offset by increased staffing in new and existing product areas and the addition of new retail brokerage offices.

Occupancy and equipment rental increased 8% to $7.3 million because of higher depreciation expense and the inclusion of the expenses of Gray, Seifert & Co.

Communications expense increased 11% to $6.3 million because of increased quotation service expense and higher printing costs.

Floor brokerage and clearing fees declined 17% to $1.2 million, reflecting reduced transaction volume and lower execution charges.

Other expense increased 21% to $12.0 million, principally because of increased litigation, marketing and promotional expenses.

Interest revenue increased 37% to $10.7 million, reflecting higher interest rates earned on larger customer margin account balances, firm investments and fixed-income securities positions.

Interest expense increased 10% to $4.4 million because of higher interest rates paid on customer credit balances, offset in part by a decline in interest expense related to short-term borrowings.

Income taxes declined 56% to $2.9 million as a result of lower pre-tax earnings. The effective tax rate increased to 40.9% from 39.4% as a result of an increased effective state tax rate and federal tax law changes.

Nine Months Ended December 31, 1994 Compared to Nine Months Ended
December 31, 1993

The Company's net earnings in the nine months ended December 31, 1994 declined 58% to $12.2 million from a record $29.4 million in the prior year's corresponding period. Revenues fell 10% to $271.2 million from $301.2 million. Primary earnings per share were $.98, down 60% from $2.43. Fully diluted earnings per share were $.86, down 56% from $1.95.

Commission revenues fell 15% to $88.5 million because of declines in sales of listed securities, non-affiliated mutual funds and over-the-counter securities.

Revenues from principal transactions increased 5% to $42.4 million because of increased sales of municipal, corporate debt and over-the-counter equity securities. These increases were substantially offset by lower sales of U.S. government and agency securities and a decline in trading profits on firm proprietary positions.

Investment advisory and related fees increased 30% to $61.6 million, reflecting growth in assets under management in Company-sponsored mutual funds, the Company's fixed-income investment advisory subsidiary and fee-based brokerage accounts. Additionally, the current period includes fees earned by Gray, Seifert & Co.

Investment banking revenues fell 56% to $29.8 million from record levels achieved in the corresponding period of the prior year as both corporate and municipal underwriting declined because of rising interest rates.

Other revenues rose 4% to $20.9 million, primarily because of increased loan origination and mortgage servicing fees.

Compensation and benefits declined 7% to $159.9 million, as lower commission and profitability-based compensation was partially offset by personnel additions in new retail brokerage offices and new and existing product areas. In addition, the current period includes expenses of Gray, Seifert & Co.

Occupancy and equipment rental increased 9% to $21.6 million because of higher depreciation and rent expense related to branch and product area expansion, and the acquisition of Gray, Seifert & Co.

Communications expense increased 9% to $18.4 million because of higher quote services, printing, and telephone expenses, related principally to business expansion.

Floor brokerage and clearing fees fell 18% to $3.7 million, reflecting reduced transaction volume and lower listed securities execution charges.

Other expense increased 21% to $35.0 million, principally because of increased litigation, marketing and promotional expenses.

Interest revenue increased 26% to $27.9 million because of higher interest rates earned on larger customer margin account balances and higher rates earned on firm investments.

Interest expense increased 6% to $11.9 million because of higher interest rates paid on customer credit balances and the issuance of $68.0 million of convertible subordinated debentures on April 28, 1993. These increases were substantially offset by lower financing costs on reduced holdings of fixed-income securities.

Income taxes declined 55% to $8.4 million, principally because of lower pre-tax earnings. The effective tax rate increased to 40.8% from 39.1% as a result of an increased effective state tax rate and federal tax law changes.


Liquidity and Capital Resources

There has been no material change in the Company's financial position since March 31, 1994. A substantial portion of the Company's assets is liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed primarily by free credit balances, equity capital, bank lines of credit, subordinated borrowings and other payables.

During the nine months ended December 31, 1994, cash and cash equivalents increased $85.7 million. Cash flows from operating activities provided $62.8 million, primarily because of increases in regulatory deposits and net earnings, offset in part by higher securities inventory positions. Additionally, cash flows from financing activities provided $36.8 million, attributable to higher short-term borrowings by the Company's mortgage banking operations. Cash flows from investing activities used $13.9 million, principally related to purchases of property, equipment and investment securities.

On January 5, 1995, the Company completed the acquisition of Batterymarch Financial Management, utilizing $52.4 million in cash. See Note 7 of Notes to Condensed Consolidated Financial Statements regarding additional future payments that may be required in the business combination.



<PAGE 11>

                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     Taxable Municipal Bond Litigation.
     Reference is made to the discussion under the caption "Taxable Municipal Bond Litigation" in Item 3 of Registrant's 10-K Report for the fiscal year ended March 31, 1994 and Part II, Item 1 of Registrant's 10-Q Report for the quarter ended September 30, 1994. In February 1995, the MDL Court preliminarily approved the principal terms of a proposed settlement of the class actions as set forth in a settlement agreement among the defendants and the representatives of the putative plaintiff class. The settlement agreement will require Howard, Weil, Labouisse, Friedrichs Incorporated, as one of the underwriter defendants, to contribute approximately $3.6 million toward a total settlement amount of $25.6 million. The settlement agreement permits the settling defendants to terminate the settlement if plaintiffs having more than a specified aggregate dollar amount of claims elect to "opt out" of participation in the settlement. The amount of opt outs that will allow this termination option to be exercised has been filed under seal with the MDL Court.

     In February 1995, the MDL Court established a settlement notice mailing date of February 28, 1995, an opt-out and objection notice date of April 14, 1995 and a settlement hearing date of July 31, 1995.

Item 6. Exhibits and Reports on Form 8-K.


       (a)  Exhibits
            (11) Statements re:   computation of per share
            earnings
            (27) Financial Data Schedules

       (b) No reports on Form 8-K were filed during the quarter ended December 31, 1994.

                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        LEGG MASON, INC.
                                          (Registrant)




DATE February 14, 1995       /s/ John F. Curley, Jr.
                              John F. Curley, Jr.
                              Vice Chairman of the Board





DATE February 14, 1995       /s/ F. Barry Bilson
                              F. Barry Bilson
                              Vice President - Finance

                        INDEX TO EXHIBITS

                                                             PAGE

11.   Statement re:  computation of per share earnings.      15-16

27.   Statement re:  Financial data schedules.               17