Form 10-K
period 1995-03-31
LEGG MASON INC
filed 1995-06-29
CIK 704051

       COVER

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-K

(Mark One)
    X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the fiscal year ended March 31, 1995
                                    or
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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



     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of May 18, 1995, the aggregate market value of the registrant's common stock held by non-affiliates was $268,734,674.

     As of May 18, 1995, the number of shares outstanding of the registrant's common stock was 12,298,865.

                   DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement dated June 15, 1995 are incorporated by reference into Part III.

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

     The Company's principal broker-dealer subsidiary is Legg
Mason Wood Walker, Incorporated ("Legg Mason Wood Walker"), a full service regional broker-dealer and investment banking firm operating primarily in the Eastern and Mid-South regions of the United
States. Another broker-dealer subsidiary, Howard, Weil, Labouisse, Friedrichs Incorporated ("Howard Weil"), engages in public finance in the Mid-South region as well as energy-related investment banking and institutional brokerage.

     Investment advisory subsidiaries of the Company, and their respective assets under management as of March 31, 1995, include Legg Mason Fund Adviser, Inc., which serves as investment adviser to or manager of Company-sponsored mutual funds, with assets of approximately $4.1 billion; Western Asset Management Company, which manages fixed-income assets for institutional accounts, with approximately $12.5 billion under management; Batterymarch Financial Management, Inc., which manages emerging markets, international and U.S. equity portfolios for institutional clients, with approximately $4.9 billion under management; Legg Mason Capital Management, Inc., which serves as investment adviser to individual and institutional accounts, with approximately $740 million under management; Gray, Seifert & Co., Inc., which serves as investment adviser to wealthy individual, family group, endowment and foundation accounts, with approximately $680 million under management; The Fairfield Group, Inc., which serves as investment adviser to mutual funds (with assets of approximately $310 million) structured to meet the investment needs of banks and bank trust departments.

     The Company's principal real estate finance subsidiaries are Legg Mason Real Estate Services, Inc. (formerly named Latimer & Buck, Inc.) and Dorman & Wilson, Inc. which are primarily engaged in commercial mortgage banking and commercial loan servicing.

     In the fiscal year ended March 31, 1995, the Company's total revenues were derived approximately 51% from individual investor brokerage accounts, including interest on margin accounts, 6% from institutional investor brokerage accounts, 24% from investment advisory services, and the balance from transactions as principal with other dealers, investment banking, mortgage banking and other activities.

     The Company was incorporated in Maryland in 1981 to serve as a holding company for Legg Mason Wood Walker and other subsidiaries. The predecessor company to Legg Mason Wood Walker was formed in 1970 under the name Legg Mason & Co., Inc. to combine the operations of Legg & Co., a Maryland-based broker-dealer formed in 1899, and Mason & Company, Inc., a Virginia-based broker-dealer formed in 1962. The Company's subsequent growth has occurred through internal expansion as well as through its acquisitions of Wood Walker & Co., a New York broker-dealer, in 1973; Mason & Lee, Incorporated, a Virginia broker-dealer, in 1981; C. C. Collings and Company, Inc. and A. E. Masten & Co., Incorporated, two Pennsylvania broker-dealers, in 1984; Hill & Co., an Ohio broker-dealer, in 1985; Western Asset Management Company and Warren W. York & Co., a Pennsylvania broker-dealer, in 1986; Howard Weil in 1987; Latimer & Buck, Inc. in 1990; Dorman & Wilson, Inc. in 1991; The Fairfield Group, Inc. in April 1993; Gray, Seifert & Co., Inc. in April 1994; and Batterymarch Financial Management in January 1995.

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

Brokerage Offices

     The following table reflects, as of March 31, 1995, certain information with respect to the Company's securities brokerage offices.


                                   Number of
                                   Investment         Number of
    Location                       Executives          Offices
United States:
  Maryland..................          227                16
  Pennsylvania..............          165                18
  Louisiana.................           93                 9
  Virginia..................           83                 9
  North Carolina............           60                 7
  Texas.....................           45                 4
  Massachusetts.............           40                 1
  District of Columbia......           30                 1
  Ohio......................           24                 3
  New York..................           22                 2
  Alabama...................           21                 3
  New Jersey................           21                 4
  Florida...................           19                 5
  Mississippi...............           19                 3
  Connecticut...............           15                 3
  West Virginia.............           15                 2
  Delaware..................           11                 2
  Maine.....................           11                 1
  Tennessee.................            8                 1
  South Carolina............            6                 1
  Georgia...................            3                 1
  Illinois..................            2                 1

France:
  Paris.....................            5                 1

         TOTAL..............          945                98

Revenues by Source

     The following table sets forth certain information regarding the revenues of the Company by source.


                                    LEGG MASON, INC. AND SUBSIDIARIES

                                            Years Ended March 31,
                                  1993               1994               1995
                                           (Dollars in thousands)
                             Amount  Percent    Amount  Percent    Amount  Percent
Commissions
  Listed.................. $ 58,048   17.3%   $ 67,034   16.9%   $ 59,057   15.9%
  Over-the-Counter........   26,644    7.9      29,920    7.5      24,519    6.6
  Mutual Funds............   23,927    7.1      31,364    7.9      23,314    6.3
  Insurance & Annuities...    5,972    1.8      10,660    2.7      11,621    3.1
  Options & Commodities...    2,714    0.8       2,397    0.6       2,224    0.6
      Total...............  117,305   34.9     141,375   35.6     120,735   32.5

Principal Transactions(1)
  Customer Related:
    Government & Agency...   22,258    6.6      16,235    4.1      12,986    3.5
    Municipal.............   12,907    3.9      13,173    3.3      17,901    4.8
    Corporate Debt........    2,939    0.9       2,855    0.7       5,989    1.6
    Equities..............   12,120    3.6      17,969    4.6      18,467    5.0
                             50,224   15.0      50,232   12.7      55,343   14.9
  Dealer Related:
    Government & Agency...   (1,043)  (0.3)        714    0.1         903    0.2
    Municipal.............      241    0.1        (585)  (0.1)        (75)    -
    Corporate Debt........       72     -           45     -          515    0.1
    Equities..............    5,506    1.6       3,543    0.9       2,784    0.8
                              4,776    1.4       3,717    0.9       4,127    1.1
      Total...............   55,000   16.4      53,949   13.6      59,470   16.0
Investment Advisory &
  Related Fees............   50,915   15.1      65,583   16.5      88,345   23.8
Investment Banking(2)
  Corporate...............   45,432   13.5      60,838   15.3      27,078    7.3
  Municipal...............   21,143    6.3      18,445    4.6       7,575    2.0
      Total...............   66,575   19.8      79,283   19.9      34,653    9.3
Interest Income...........   23,973    7.1      29,990    7.5      39,265   10.6
Other(3)..................   22,579    6.7      27,354    6.9      29,123    7.8
      Total Revenues...... $336,347  100.0%   $397,534  100.0%   $371,591  100.0%


(1) Principal transactions (securities transactions in which the Company buys for or sells from its own inventory) are classified as "Customer Related" when such transactions are effected with a customer of the Company (whether an individual or institutional investor) and as "Dealer Related" when such transactions are effected with another dealer.
(2) Principally selling concessions from underwriting participations and fees from managed offerings.
(3)  Includes revenues from mortgage servicing and loan originations (1993:
     $12,198; 1994:  $14,908; 1995:  $14,603) and real estate appraisal and consulting fees (1993:  $3,776; 1994:  $3,094; 1995: $2,805); and
     retirement account fees (1993:  $2,205; 1994:  $1,922; 1995:  $2,391).

Retail Securities Business

     For the fiscal years ended March 31, 1993, 1994 and 1995, revenues derived from securities transactions for individual investors (excluding interest on margin accounts) constituted approximately 82%, 84% and 88%, respectively, of total revenues from securities transactions and 50%, 50% and 45%, respectively, of the Company's total revenues. Management believes that such services will continue to be the Company's primary source of revenues in the foreseeable future, although the percentage of total revenues may decrease primarily as a result of increases in investment advisory revenues. Retail commissions are charged on both exchange and over-the-counter ("OTC") transactions in accordance with a schedule which the Company has formulated and may change from time to time. Discounts from the schedule are granted in certain cases. The Company also offers certain account arrangements under which a single fee is charged based on a percentage of the assets held in a customer's account and no commissions are charged on a transaction by transaction basis. When OTC transactions are executed by the Company as a dealer, the Company receives, in lieu of commissions, mark-ups or mark-downs that are included in "Revenues by Source" as customer-related principal transactions. The Company has dealer-sales agreements with several major distributors that offer mutual fund shares through broker-dealers. In addition, the Company sells shares of Company-sponsored mutual funds. See "Company-Sponsored Mutual Funds."

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

     Interest is charged on amounts borrowed by customers (debit balances) to finance their margin transactions. The rate of interest charged to customers is the brokers' call money rate (the interest rate on bank loans to brokers collateralized by securities) plus an additional amount that varies depending upon the size of the customer's debit balance and level of account activity. For the fiscal years ended March 31, 1993, 1994 and 1995, interest income derived from these sources constituted approximately 3%, 3% and 5%, respectively, of the Company's total revenues. Interest is also earned on securities owned by the Company and on operating and segregated cash balances.

     Free credit balances (excess funds kept by customers in their brokerage accounts), equity capital and bank lines of credit are the primary sources of funds to finance customers' margin account borrowings. Legg Mason Wood Walker pays interest on certain free credit balances in customers' accounts when the customer has indicated that the funds will be used for reinvestment at a future date. The rate of interest on these customer balances has generally been below money market fund rates. In fiscal 1995, Legg Mason Wood Walker paid interest on approximately 76% of customer free credit balances.

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

     Transactions are executed by the Company acting as broker or as principal. The Company permits discounts from its commission schedule to its institutional customers. The size of such discounts varies with the size of particular transactions and other factors. For the fiscal years ended March 31, 1993, 1994 and 1995, revenues derived from securities transactions for institutional investors constituted approximately 18%, 16% and 12%, respectively, of total revenues from securities transactions and 11%, 10% and 6%, respectively, of the Company's total revenues.

Principal Transactions

     The Company is an active market maker and distributor of municipal bonds, particularly bonds issued by municipalities located in the Mid-Atlantic and Mid-South regions. The Company also makes primary markets in equity securities that are traded OTC, particularly securities of companies located in the Mid-Atlantic and Mid-South regions.

     As of March 31, 1995, the Company made markets in equity securities of approximately 460 corporations, including corporations for which the Company has acted as a managing or co-managing underwriter. The Company has 23 traders involved in trading corporate equity and debt securities, 14 in trading municipal securities, and 9 in trading government securities.

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


                          Managed or Co-Managed Offerings
Calendar Year       Number of Issues         Amount of Offering
                  Corporate  Municipal    Corporate       Municipal

  1990               18         125    $2,006,152,000  $ 2,327,652,000
  1991               23         215     3,792,939,000    4,813,803,000
  1992               62         314     7,361,066,000   10,091,755,000
  1993               81         340     9,949,500,000   15,715,724,000
  1994               24         227     3,764,956,000    5,779,156,000


                             Underwriting Participations
Calendar Year        Number of Issues      Amount of Participation
                   Corporate  Municipal   Corporate       Municipal
  1990               237        191    $  246,831,000  $   547,234,000
  1991               380        313       595,406,000    1,654,210,000
  1992               500        362     1,139,104,000    1,845,151,000
  1993               598        458     1,396,410,000    6,017,729,000
  1994               411        309       776,258,000    1,187,236,000

     As the above tables indicate, the number and size of corporate and municipal offerings managed or underwritten by the Company increased sharply in 1991, 1992 and 1993, largely because of favorable conditions in the equity and debt markets, and refinancings resulting from substantial declines in interest rates. The 1992 and 1993 increases included a substantial volume of closed-end fund offerings and the 1993 increase included a substantial volume of real estate investment trust offerings. In 1994, higher interest rate levels resulted in industry-wide declines in the volume and size of corporate and municipal securities offerings.

     Underwriting involves both economic and regulatory risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase, or if it is forced to liquidate its commitments at less than the agreed purchase price. In addition, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to underwritten offerings. See "Item 3. Legal Proceedings." Furthermore, because underwriting commitments require a charge against net capital, the Company's broker-dealer subsidiaries could find it necessary to limit their underwriting participations to remain in compliance with regulatory net capital requirements. See "Net Capital Requirements."

     Other Investment Banking Activities

     The Company's investment banking activities also include private debt and equity placements and initiation and advice with respect to merger and acquisition transactions, as well as provision of financial advisory services to corporate and municipal clients.

     The Company sells interests in both private and public limited partnership investments and in the past has originated real estate securities partnership offerings, although activities in this area have not been significant for several years. In self-originated offerings, subsidiaries of the Company serve as general partners of limited partnerships sponsored by the Company, which may subject the Company to the potential liabilities that can arise as a result of such service.

     At March 31, 1995, the Company had 72 professionals engaged in investment banking activities, including 34 in municipal finance, 37 in corporate finance and 3 in limited partnership investment activities.

Company-Sponsored Mutual Funds

     The Company sponsors and serves as distributor for fifteen
Legg Mason mutual funds, including five equity funds, seven taxable and tax-exempt fixed-income funds and three taxable and tax-exempt money market funds. Legg Mason Fund Adviser, Inc., Western Asset Management Company, Batterymarch Financial Management, Inc. and Legg

Mason Capital Management, Inc., wholly-owned subsidiaries of the Company, serve as investment adviser to or manager of these funds. The Company anticipates that it will sponsor additional funds in the future and that such funds will be advised by investment advisory subsidiaries of the Company.

     As of March 31, 1994 and 1995, the aggregate net assets of all Company-sponsored mutual funds were approximately $3.7 billion and $4.1 billion, respectively.

     For the fiscal years ended March 31, 1993, 1994 and 1995, the Company received approximately $12.3 million, $16.8 million and $21.0 million, respectively, in asset-based sales charges from its sponsored mutual funds.

Investment Advisory Services

     Legg Mason Fund Adviser, Inc. serves as investment adviser to or manager of the Company-sponsored mutual funds as described above.

     Western Asset Management Company specializes in the management of fixed-income assets for institutional clients. At March 31, 1994 and 1995, Western had approximately $10.5 billion and $12.5 billion, respectively, under management (not including assets in Company-sponsored mutual funds for which it serves as investment adviser).

     Batterymarch Financial Management, Inc., acquired in January
1995, manages emerging markets, international, and U.S. equity portfolios for institutional clients. At March 31, 1995, Batterymarch managed assets with a value of approximately
$4.9 billion.

     Gray, Seifert & Co., Inc., acquired in April 1994, manages securities portfolios for wealthy individuals and family groups, endowments, and foundations. At March 31, 1994 and 1995, Gray Seifert managed assets with a value of approximately $670 million and $680 million, respectively.

     The Company has revenue sharing agreements with Western, Batterymarch, and Gray Seifert and certain of their key officers pursuant to which a specified percentage of the subsidiary's revenues is distributed to Legg Mason, Inc., and the balance of the revenues is retained by the subsidiary to pay its operating expenses, including salaries and bonuses, with specific expense and compensation allocations being determined by the subsidiary's management.

     Legg Mason Capital Management, Inc. manages securities portfolios of individual and institutional clients. At March 31, 1994 and 1995, this subsidiary managed assets with values of approximately
$615 million and $740 million, respectively, including approximately
$75 million and $55 million, respectively, of the Company's funds invested in short-term securities (not including assets in Company-sponsored mutual funds for which it serves as investment adviser).

     The Fairfield Group, Inc., acquired in April 1993, offers several investment vehicles structured to meet the specialized investment needs of banks and bank trust departments. These include the Navigator taxable and tax-free money market funds, with combined assets of approximately $560 million and $310 million at March 31, 1994 and 1995, respectively, and Navigator REPO/LINE, a service which invested approximately $1.6 billion and $1.3 billion at March 31, 1994 and 1995, respectively, of short-term cash in repurchase agreements collateralized by U.S. government and government agency securities.

     The Company's advisory activities also include wrap-fee programs in which the Company's customer pays a single asset-based fee that covers all execution and advisory services, including advisory services provided by the Company's investment advisory affiliates and selected independent advisory firms. In addition, the Company provides asset allocation and advisor performance and selection consultation services.

Mortgage Banking and Real Estate Services

     Legg Mason Real Estate Services, Inc. ("LMRES"), formerly named Latimer & Buck, Inc., is engaged in the commercial mortgage banking, loan servicing and pension fund advisory businesses. In its mortgage banking business, LMRES originates, structures, places and services commercial mortgages on income-producing properties for insurance companies, pension funds and other investors. In its pension fund advisory business, LMRES manages mortgage portfolios on behalf of two state pension funds. LMRES' headquarters are located in Philadelphia, Pennsylvania, and it has offices located in the Mid-Atlantic and Southeastern regions of the United States.

     Dorman & Wilson, Inc. is a mortgage banking firm engaged in commercial mortgage banking and loan servicing. Headquartered in White Plains, New York, Dorman & Wilson has offices in New York and New Jersey.

     As of March 31, 1994 and 1995, the combined commercial mortgage servicing portfolios of LMRES and Dorman & Wilson totaled approximately $12.0 and $10.8 billion, respectively.

     Legg Mason Realty Group, Inc., with offices in Baltimore, Washington, D.C. and Philadelphia, provides market feasibility, consulting and appraisal services regarding residential, retail, commercial and industrial real estate to a diverse clientele.

Insurance and Financial Planning

     Approximately 725 of the Company's investment executives are licensed to sell insurance. Legg Mason Financial Services, Inc., a wholly-owned subsidiary of the Company, acts as general agent for several life insurance companies and sells fixed and variable annuities and insurance. The Company also offers comprehensive financial planning services to individuals.

Other Services

     At March 31, 1995, the Company served as a non-bank custodian for approximately 96,000 IRA's, 2,600 Keogh Plans, and 8,200
Simplified Employee Pension Plans.

     The Company effects the purchase and sale of options and commodities contracts on behalf of clients.

     In March 1993, the Company established the Legg Mason Trust Company, a state chartered, non-depository bank, to provide services as a trustee for trusts established by the Company's individual and employee benefit plan clients. The Company provides brokerage and advisory services for a significant portion of the assets held in the Trust Company's accounts.

Research

     The Company employs 26 analysts who develop investment recommendations and market information with respect to companies and industries. Legg Mason Wood Walker's research emphasizes the identification of securities of financially sound, well managed companies that appear to be undervalued in relation to their long-term earning power or the value of underlying assets. Legg Mason refers to this investment strategy as the "Value Approach" to investing. Howard Weil's analysts concentrate on the oil and gas exploration, pipeline and service industries. The Company's research services are supplemented by research services purchased from outside consultants.

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

Operations

     Administrative and operations personnel are responsible for the processing of securities transactions; receipt, identification and delivery of funds and securities; internal financial controls; office services; custody of customers' securities and the handling of margin accounts. At March 31, 1995, the Company had approximately 250 full-time employees performing such functions.

     There is considerable fluctuation during any year and from year to year in the volume of transactions the Company must process. During the fiscal years ended March 31, 1993, 1994 and 1995, the Company processed approximately 1,721,000, 2,146,000 and 2,056,000 securities transactions, respectively. The Company records transactions and posts its books on a daily basis. Operations personnel monitor day-to-day operations to determine compliance with applicable laws, rules and regulations. Failure to keep current and accurate books and records can render the Company liable to disciplinary action by governmental and self-regulatory authorities.

     Legg Mason Wood Walker clears all of its own securities transactions as a participant in various depositories. It executes transactions in listed securities on the NYSE and other exchanges through the Pershing Division of Donaldson, Lufkin & Jenrette Securities Corporation. Pershing also processes orders and floor reports, matches trades and transmits execution reports and records data pertinent to trades in listed securities. All over-the-counter and foreign securities transactions are compared by Legg Mason Wood Walker through its participation in various clearing corporations.

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

Employees

     At March 31, 1995, the Company had approximately 2,900 employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory. However, competition for experienced financial services personnel, especially investment executives and investment management professionals, is keen and from time to time the Company may experience a loss of valuable personnel.

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

     Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trading practices among broker-dealers, uses and safekeeping of customers' funds and securities, capital structure and financial soundness of securities firms, recordkeeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and self-regulatory authorities, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. The SEC, self-regulatory authorities and state securities commissions may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and can have an adverse impact on the reputation of a broker-dealer. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of the regulated entity.

     The Company's investment advisory subsidiaries and the Company-sponsored mutual funds are also subject to extensive Federal and state regulation by the SEC and state securities commissions.

     The Company's broker-dealer subsidiaries are required by Federal law to belong to the SIPC. When the SIPC fund falls below a certain amount, members are required to pay annual assessments. The Company's broker-dealer subsidiaries are currently contributing
 .00073% of their adjusted gross revenues to the fund. The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. The Company purchases insurance that provides additional protection for securities of up to $24,500,000 per customer.

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

     Rule 15c3-1 provides that a broker-dealer doing business with the public shall not permit its aggregate indebtedness to exceed 15 times its net capital (the "primary method") or, alternatively, that it not permit its net capital to be less than 2% of its aggregate debit items (primarily receivables from customers and broker-dealers) computed in accordance with such Rule (the "alternative method"). Legg Mason Wood Walker and Howard Weil use the alternative method of calculation. As of March 31, 1995, these broker-dealer subsidiaries had aggregate net capital of $89.6 million, which exceeded the minimum net capital requirements by $82.1 million.

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

     Under NYSE Rule 326, Legg Mason Wood Walker as a member organization that carries customer accounts, would be required to reduce its business activities if its net capital, as defined, was less than 4% of aggregate debit items, as defined, and would be precluded from expanding its business if its net capital was less than 5% of aggregate debit items.

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

Outstanding Subordinated Liabilities

     Legg Mason Wood Walker has incurred subordinated liabilities ("Subordinated Liabilities") which it is permitted to treat as capital for the purposes of the Uniform Net Capital Rule and NYSE Rules 325 and 326. The Subordinated Liabilities instruments issued by Legg Mason Wood Walker provide that such liabilities shall be subordinated in right of payment to the prior payment in full, or provision for such payment, of all obligations to all other present and future creditors of Legg Mason Wood Walker (except for other Subordinated Liabilities similarly subordinated). At March 31, 1995, Legg Mason Wood Walker had a $5.0 million Subordinated Liability outstanding, due to Legg Mason, Inc. The Subordinated Liability may, with the prior written consent of the NYSE, be prepaid in whole or in part at any time after such Subordinated Liability has been outstanding for more than one year. Legg Mason Wood Walker may not pay or permit the payment or withdrawal of any Subordinated Liability if, after giving effect to such payment or withdrawal, its net capital would be less than 5% (6% in the case of the Subordinated Liability due to Legg Mason, Inc.) of aggregate debit items. See Note 14 of Notes to Consolidated Financial Statements in Item 8 of this Report.

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

     Fluctuating Securities Volume and Prices

     The securities industry is subject to substantial fluctuations in volume and price levels of securities transactions. These fluctuations can occur on a daily basis as well as over longer periods as a result of national and international economic and political events, and broad trends in business and finance. Reduced volume and prices generally result in lower brokerage and investment banking revenues, as well as losses from trading as principal and from underwriting. Profitability is adversely affected in periods of reduced volume because fixed costs remain relatively unchanged. To the extent that purchases of securities are permitted to be made on margin, securities firms also are subject to risks inherent in extending credit, especially during periods of rapidly declining markets, in that a market decline could reduce collateral value below the amount of a customer's indebtedness. In the past, heavy trading volume has caused clearance and processing problems for many securities firms, and this could occur in the future. In addition, there is risk of loss from errors that can occur in the execution and settlement process. See "Operations."

     Industry Changes and Competitive Factors

     Considerable consolidation has occurred in the securities industry as numerous securities firms have either ceased operations or been acquired by other securities firms, in many cases resulting in firms with greater financial resources than firms such as the Company. In addition, a number of substantial companies not previously engaged in the securities business have made investments in and acquired securities firms. Increasing competitive pressures in the securities industry require regional securities firms to offer to their customers many of the financial services that are provided by much larger securities firms that have substantially greater resources than the Company. A sizeable number of new investment advisory firms and mutual funds have been established in recent years, increasing competition in that area of the Company's activities.

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

     Litigation

     Many aspects of the Company's business involve substantial risks of liability. In the normal course of business, the Company's subsidiaries have been named as defendants or co-defendants in lawsuits seeking substantial damages. There has been an increased incidence of litigation in the securities industry in recent years, including customer claims as well as class action suits seeking substantial damages. See "Item 3. Legal Proceedings."

Item 2.  Properties.

     The Company leases a substantial portion of its office space.
The Company's headquarters are located in an office building in which the Company is the major tenant. The Company currently occupies approximately 101,000 square feet in that building for a term expiring in February 1998. Annual base rent for the current leased space is approximately $2.4 million.

     The Company's administrative and operations personnel are located in an office building owned by the Company. The building, located in Baltimore, consists of a total of 162,000 square feet, of which approximately 103,000 square feet is occupied by the Company and 48,000 square feet is leased to unrelated tenants.

     Information concerning location of the Company's sales offices is contained in Item 1 of this Report. See Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Item 3.  Legal Proceedings.

     Taxable Municipal Bond Litigation

     From April 1990 through January 1991, a number of purported class actions were filed in various federal courts naming Howard, Weil, Labouisse, Friedrichs Incorporated as one of the defendants in connection with seven different public offerings involving a total of $1.55 billion in taxable municipal bonds issued by six state financing authorities. The seven offerings were made in the period from July through November 1986. Howard Weil was one of the co-managing underwriters in the offerings, each of which had Drexel Burnham
Lambert Incorporated as the senior managing underwriter. All of these actions, which generally are based on similar factual and legal allegations, as discussed below, were transferred by the Judicial
Panel on Multidistrict Litigation to the United States District Court for the Eastern District of Louisiana (the "MDL Court") for coordinated and consolidated pre-trial proceedings under the caption In Re Taxable Municipal Bond Securities Litigation. Pursuant to a pre-trial order of the MDL Court, the various actions have been consolidated and a single complaint has been filed to cover all actions relating to each of the public offerings. In addition, a single complaint has been filed to cover the allegations made under RICO with respect to all of the offerings. The following schedule sets forth with respect to each offering the identification and amount of the offering, including the percentage underwritten by Howard Weil, and the title of the consolidated action in the MDL Court.



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

     During 1992, the MDL Court issued orders denying the motions to dismiss of Howard Weil and the other principal defendants with respect to virtually all counts of the complaint. In September 1993, all class plaintiffs except Washington National Life Insurance Company of New York, a putative class representative in the case relating to the Nebraska Investment Finance Authority bonds, voluntarily dismissed the plaintiffs' joint complaint covering allegations made under RICO. Howard Weil and other defendants filed a motion for summary judgment with respect to Washington National's RICO claim. This motion was granted. In August 1993, Howard Weil and other defendants filed motions for summary judgment with respect to the issue of whether plaintiffs' claims under Rule 10b-5 should be dismissed in any case in which plaintiffs did not actually rely on the official statements that are alleged to have been false and misleading. These motions are pending.

     In February 1995, the MDL Court preliminarily approved the principal terms of a proposed settlement of the class actions as set forth in a settlement agreement among the defendants and the representatives of the putative plaintiff class. The settlement agreement will require Howard Weil, as one of the underwriter defendants, to contribute approximately $3.6 million toward a total settlement amount of $25.6 million. A settlement notice has been sent to putative class members and a settlement hearing before the MDL Court is scheduled for July 31, 1995.

     In January 1991, an action captioned Magnolia Life Insurance Company v. Howard, Weil, Labouisse, Friedrichs Incorporated was commenced in the 14th Judicial District Court, Parish of Calcasieu, State of Louisiana, alleging misrepresentation by Howard Weil in the sale to Magnolia in April 1988 of approximately $830,000 of taxable municipal bonds issued by the Louisiana Agricultural Finance Authority

("LAFA"). These bonds had been part of the bonds issued in the 1986 LAFA public offering described above. The plaintiff alleges that Howard Weil misrepresented to it that the bonds were secured by government guaranteed loans. In September 1991, the plaintiff filed a motion for summary judgment. This motion is pending. A stay of this proceeding by the MDL Court was lifted in December 1994 permitting the case to proceed to discovery and ultimate resolution.

     Nasdaq Market-Makers Antitrust Litigation

     Legg Mason Wood Walker and approximately thirty other broker-dealer firms have been named as defendants in a number of purported class actions filed in various federal courts alleging violation of federal antitrust laws. The first of these actions was filed in May 1994, and in October 1994 the actions were consolidated in the United States District Court for the Southern District of New York under the caption In re Nasdaq Market-Makers Antitrust Litigation. The consolidated complaint alleges that the defendants violated the antitrust laws by conspiring to raise, fix and maintain the "spreads" on certain securities traded on Nasdaq by refusing to quote bids and asks in so-called "odd-eighths." The actions purport to be brought on behalf of all persons who purchased or sold these securities on Nasdaq during the approximately five year period preceding commencement of the litigation. The plaintiffs seek treble damages in an unspecified amount, injunctive relief, and attorneys' fees and costs. In February
1995, the defendants filed a motion to dismiss the actions. The decision on the motion is pending.

     Following the commencement of the antitrust litigation, the Antitrust Division of the United States Department of Justice and the Securities and Exchange Commission commenced investigations relating to the allegations in the litigation. Legg Mason Wood Walker, together with other broker-dealer firms, has received requests for information from both government agencies.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 4A. Executive Officers of the Company.

     Information (not included in the Company's definitive proxy statement for the 1995 Annual Meeting of Stockholders) regarding certain executive officers of the Company is as follows:

     F. Barry Bilson, age 42, was elected Vice President-Finance of the Company in June 1984. He served as Controller of the Company from October 1983 until September 1988, and as Controller of Legg Mason Wood Walker from April 1981 to September 1988. From December 1978 to March 1981, he was Assistant Controller of the Coatings Division of Dutch Boy, Inc. Mr. Bilson is a certified public accountant.

     Theodore S. Kaplan, age 52, became Senior Vice President and General Counsel of the Company in April 1993. From 1970 until he joined the Company, he was engaged in the private practice of law with the firm of Weinberg and Green. Prior to 1970, Mr. Kaplan served as an attorney in the Office of the General Counsel and Division of Corporation Finance of the Securities and Exchange Commission.

     Eileen M. O'Rourke, age 37, became Controller of the Company and of Legg Mason Wood Walker in September 1988 and was elected Vice President-Finance of the Company in March 1989, having served as Assistant Controller since December 1984. Mrs. O'Rourke is a certified public accountant and was an audit manager with Peat Marwick Main & Co. prior to joining the Company in 1984.

     Timothy C. Scheve, age 37, has been Treasurer of the Company and of Legg Mason Wood Walker since January 1992. He became a Vice President of the Company in August 1993 and a Senior Vice President of Legg Mason Wood Walker in August 1994. Mr. Scheve has served in various financial and administrative capacities since joining the Company in 1984. Mr. Scheve was a management consultant with Price Waterhouse & Co. prior to joining the Company.

     Elisabeth N. Spector, age 47, became a Senior Vice President of the Company and Legg Mason Wood Walker in January 1994. She has general responsibilities in business and financial strategy. From November 1989 until she joined the Company, Ms. Spector was employed by the Resolution Trust Corporation, where, among other things, she served as the initial Director of the RTC's Capital Markets Division. From 1975 to November 1989 she was an investment banker with Merrill Lynch & Co., Inc.

     Edward A. Taber III, age 51, became an Executive Vice
President of the Company in September 1992. He is responsible for supervising the Company's investment management activities. From 1973 until he joined the Company, Mr. Taber held various positions with T. Rowe Price Associates, Inc., an investment management firm, last serving as Director of that firm's taxable fixed income division. Prior to 1973, Mr. Taber served as the Treasurer and Chief Financial Officer of the Federal Home Loan Bank of Boston. Mr. Taber is a Director of the Legg Mason Value Trust, Inc., the Legg Mason Total Return Trust, Inc., the Legg Mason Special Investment Trust, Inc., a trustee of the Legg Mason Tax-Free Income Fund, President and a director of the Legg Mason Income Trust, Inc., the Legg Mason Global Trust, Inc., and the Legg Mason Investors Trust, Inc., and Vice President of the Worldwide Value Fund, Inc.

                               PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.

     Shares of Legg Mason, Inc. common stock are listed and traded on the New York Stock Exchange (symbol LM). As of March 31, 1995, there were 1,385 shareholders of record of the Company's common stock. Information with respect to the Company's dividends and stock prices is as follows:

                                                Quarter ended*

                               Mar. 31       Dec. 31       Sept. 30      June 30

1995
Cash dividend per share       $    .11      $    .11        $   .11      $   .10
Stock price range:
   High                         23.750        22.000         22.875       22.000
   Low                          20.625        19.750         18.500       18.125


1994
Cash dividend per share       $    .10       $   .10        $   .10      $   .08
Stock price range:
   High                         25.250        25.250         24.125       22.625
   Low                          20.375        22.125         21.750       19.375

*Adjusted to reflect the 5-for-4 stock split paid September 1993.

Item 6.  Selected Financial Data.


(Dollars in thousands except per share amounts)

                                                   Years ended March 31,
                                   1995         1994        1993        1992        1991

OPERATING RESULTS
Revenues                       $371,591     $397,534    $336,347    $292,356    $251,021
Expenses                        343,902      338,320     287,364     257,341     228,795

Earnings before income taxes     27,689       59,214      48,983      35,015      22,226
Income taxes                     11,431       23,166      18,780      13,898       8,702

Net earnings                   $ 16,258     $ 36,048    $ 30,203    $ 21,117    $ 13,524

PER COMMON SHARE*
Primary earnings               $   1.30     $   2.98    $   2.61    $   1.85    $   1.21
Fully diluted earnings         $   1.13     $   2.41    $   2.37    $   1.70    $   1.14
Dividends declared             $    .43     $    .38    $   .312    $    .28    $   .248
Book value                     $  18.49     $  18.04    $  15.73    $  13.38    $  11.96
Average shares outstanding:
   Primary                   12,529,239   12,109,820  11,574,018  11,386,148  11,142,970
   Fully diluted             16,853,846   16,138,100  13,276,250  13,089,271  12,873,789

FINANCIAL CONDITION
Total assets                   $816,658     $811,488    $640,454    $579,883    $502,678
Subordinated liabilities       $102,487     $102,487    $ 34,597    $ 35,020    $ 35,120
Total stockholders' equity     $226,453     $211,686    $176,928    $147,957    $130,264

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

     During the fiscal year ended March 31, 1995, interest rate levels rose sharply, adversely impacting the Company's investment banking and securities brokerage revenues. In contrast, the prior year's results were the most successful in the Company's history and were achieved in a very favorable corporate and municipal finance environment.

     The Company's investment advisory activities and their contribution to operating results have grown significantly, through both internal growth and acquisition, over the past ten years. During fiscal 1995, the Company acquired Batterymarch Financial Management, Inc. ("Batterymarch") and Gray, Seifert & Co. ("Gray Seifert"), as described in Note 2 of Notes to Consolidated Financial Statements. Batterymarch, acquired in January 1995, manages approximately $5 billion in emerging markets, international and U.S. equity portfolios for institutional clients. Gray Seifert, acquired in April 1994, manages $680 million in equity and balanced accounts for individuals and family groups, endowments and foundations. With these two additions, assets under management for institutions, Company-sponsored mutual funds and private accounts managed by the Company's subsidiaries were $24.6 billion at March 31, 1995, up 47% from $16.7 billion a year earlier and from $526 million ten years ago. Earnings from investment advisory services tend to be more stable than those from securities brokerage and investment banking activities because they are less affected by changes in securities market conditions.

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

 RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, items in the Consolidated Statements of Earnings as percentages of total revenues and the increase (decrease) by item as a percentage of the amount for the previous period:

                                          Percentage of Total Revenues     Period to Period Change
                                                                            1995            1994
                                           Years Ended March 31,          Compared        Compared
                                         1995      1994      1993         to 1994         to 1993

REVENUES
 Commissions......................       32.5%     35.6%     34.9%         (14.6)%         20.5%
 Principal transactions...........       16.0      13.6      16.4           10.2           (1.9)
 Investment advisory and
   related fees...................       23.8      16.5      15.1           34.7           28.8
 Investment banking...............        9.3      19.9      19.8          (56.3)          19.1
 Interest.........................       10.6       7.5       7.1           30.9           25.1
 Other............................        7.8       6.9       6.7            6.5           21.1

                                        100.0     100.0     100.0           (6.5)          18.2
EXPENSES
 Compensation and benefits........       58.4      57.6      57.6           (5.2)          18.1
 Occupancy and equipment rental...        8.0       6.8       7.0           10.7           14.8
 Communications...................        7.0       5.8       6.0           13.0           13.7
 Floor brokerage and clearing fees        1.3       1.4       1.7          (13.2)           4.3
 Interest.........................        4.6       3.9       3.4           11.3           32.4
 Other............................       13.2       9.6       9.7           28.0           17.1

                                         92.5      85.1      85.4            1.6           17.7

EARNINGS BEFORE INCOME TAXES......        7.5      14.9      14.6          (53.2)          20.9
 Income taxes.....................        3.1       5.8       5.6          (50.7)          23.4

NET EARNINGS......................        4.4%      9.1%      9.0%         (54.9)%         19.4%

     In fiscal 1995, revenues, net earnings and earnings per share declined from record levels reached in the prior fiscal year. Revenues were $371.6 million, a 7% decrease from revenues of $397.5 million in fiscal 1994. Net earnings were $16.3 million, down 55% from net earnings of $36.0 million in the prior fiscal year.
Primary earnings per share declined 56% to $1.30 from $2.98.

     Revenues derived from securities transactions for individual investors constituted approximately 50% of the Company's total revenues in fiscal 1995, and the Company believes this will continue to be the largest single source of its revenues in the foreseeable future.

Revenues

Commissions

     Commissions fell 15% to $120.7 million in fiscal 1995, principally as a result of lower sales of non-affiliated mutual funds and listed and over-the-counter securities. Commission revenues were adversely affected by rising interest rates and investor caution, particularly on the part of individual investors.

     In fiscal 1994, commissions rose 21% to $141.4 million from levels in fiscal 1993, principally because of increases in sales of listed securities, non-affiliated mutual funds, variable annuities and over-the-counter securities. During most of fiscal 1994, commission revenues benefited from an active and rising stock market, attributable in part to investors seeking higher investment returns than those available on money market accounts and other short-term investments.

Principal Transactions

     Revenues from principal transactions rose 10% to $59.5 million in fiscal 1995, principally as a result of increased sales of municipal and corporate debt securities, offset in part by lower sales of mortgage-backed securities. Higher sales of municipal securities in the secondary markets substantially offset sharp declines in municipal new issue volume. Sales of corporate debt securities benefited from the Company's expansion of its taxable fixed-income marketing capabilities.

     In fiscal 1994, principal transactions fell 2% to $53.9 million because of lower sales of taxable fixed-income securities and a decline in profits on firm-owned securities positions, substantially offset by increased sales of over-the-counter securities.

Investment Advisory and Related Fees

     Investment advisory and related fees rose 35% in fiscal
1995 to $88.3 million, principally as a result of the addition of fees earned by Batterymarch and Gray Seifert and growth in assets under management in Company-sponsored mutual funds and the Company's fixed-income advisory subsidiary. Excluding fees earned by Batterymarch and Gray Seifert, investment advisory and related fees rose 19% in fiscal 1995. Fees from assets under management and from fee-based brokerage accounts accounted for 24% of total revenues in fiscal 1995, up from 16% in the prior year.

     In fiscal 1994, investment advisory and related fees rose
29% because of growth in assets under management in Company-sponsored mutual funds and the Company's fixed-income advisory subsidiary, as well as growth in various types of fee-based brokerage accounts.

The graph here depicts the growth in Investment Advisory and Related Fees Revenue and Assets Under Management for the five fiscal periods ended March 31, 1995.


                             1991       1992       1993       1994       1995
Assets Under Management
(in millions)             $11,021    $10,873    $13,069    $16,653    $24,561
Investment Advisory
 and Related Fees
(in thousands)            $38,259    $42,887    $50,915    $65,583    $88,345




Investment Banking

     Investment banking revenues declined 56% to $34.7 million in fiscal 1995 from record levels achieved in the prior fiscal year as significantly higher interest rates led to industry-wide declines in corporate and municipal securities offerings.

     In fiscal 1994, investment banking revenues rose 19% to $79.3 million as a result of selling concessions and management fees earned on a substantially higher level of corporate underwritings, particularly co-managed offerings of real estate investment trusts and closed-end fund issuances. Low interest rates and higher securities valuations were important factors in the growth of investment banking revenues during fiscal 1994.

Other Revenues

     Other revenues rose 6% to $29.1 million, primarily because of increased account maintenance fees and rental income from an office building purchased in fiscal 1995.

     In fiscal 1994, other revenues rose 21%, primarily because of increased mortgage banking loan origination fees and the addition of certain fees earned by The Fairfield Group subsequent to its acquisition in April 1993.

Expenses

Compensation and Benefits

     Compensation and benefits fell 5% to $217.0 million in fiscal 1995, as lower commission and profitability-based compensation was partially offset by personnel additions in certain product and support areas and in twelve new branch office locations.

     In fiscal 1994, compensation and benefits rose 18% to $229.0 million, reflecting higher sales compensation on increased commission-based revenues, personnel additions, and higher profitability-based compensation.

     A substantial part of compensation expense fluctuates in proportion to the level of business activity. Other compensation costs, primarily salaries and benefits, are fixed and may not decline with reduced levels of volume. Therefore, profitability may be adversely affected by sustained periods of unfavorable market conditions or slow revenue growth in acquired businesses or new product areas.

Occupancy and Equipment Rental

     Occupancy and equipment rental rose 11% to $29.8 million because of the inclusion of expenses of Batterymarch and Gray
Seifert and higher depreciation and data processing expenses related to branch office and product area expansion.

     In fiscal 1994, occupancy and equipment rental rose 15% to $26.9 million, principally because of increased transaction-related data processing costs and higher rental payments at corporate headquarters and certain branch office locations.

Communications

     Communications costs rose 13% to $25.9 million in fiscal
1995, principally reflecting increased quote services for branch offices and product areas, and higher printing and paper expenses.

     In fiscal 1994, communications costs rose 14%, reflecting increases in telephone and transaction-related variable expenses attributable to increased business activity.

Floor Brokerage and Clearing Fees

     Floor brokerage and clearing fees fell 13% to $5.0 million in fiscal 1995, following a 4% increase in fiscal 1994, reflecting changes in securities transaction volume.

Other Expense

     Other expense rose 28% and 17% in fiscal 1995 and 1994, respectively, because of increased litigation-related expenses (including a $2.0 million current year charge for the proposed settlement of a class action lawsuit discussed in Note 8 of Notes to Consolidated Financial Statements) and higher promotional and programming expense. In addition, fiscal 1995 includes the expenses of Batterymarch and Gray Seifert subsequent to their acquisitions.

Interest Revenue and Expense

     Interest revenue increased 31% to $39.3 million in fiscal 1995, primarily as a result of higher interest rates earned on substantially larger customer margin account balances and stock loan conduit activity, offset in part by a reduction in interest earned on proprietary securities positions. Interest expense increased 11% to $17.1 million because of higher interest rates paid on customer credit and conduit stock loan balances, offset in part by a decline in interest paid on short-term borrowings.

     In fiscal 1994, interest revenue increased 25% to $30.0 million, as a result of increased stock loan conduit activity, larger customer margin account balances and investment of proceeds of the Company's $68.0 million convertible subordinated debenture offering completed in April 1993. These increases were partially offset by lower interest earnings on proprietary fixed-income securities positions. Interest expense increased 32% to $15.4 million, primarily because of debt service on the convertible subordinated debentures and increased stock loan conduit activity.

     As a result of substantially larger customer margin account balances and higher interest rates, the Company's net interest margin increased to 56.4% in fiscal 1995 from 48.7% in fiscal 1994.

The graph here depicts Interest Revenue and Interest Expense for the five fiscal periods ended March 31, 1995.


                        1991         1992         1993        1994       1995
Interest Revenue
(in thousands)       $28,267      $25,629      $23,973     $29,990    $39,265
Interest Expense
(in thousands)       $14,394      $13,433      $11,629     $15,396    $17,135

Income Taxes

     Income taxes fell 51% to $11.4 million in fiscal 1995 because of lower pre-tax earnings. The Company's effective tax rate increased to 41.3% from 39.1% as a result of federal tax law changes and higher effective state income tax rates.

     In fiscal 1994, income taxes increased 23% because of higher pre-tax earnings. The Company's effective tax rate increased to 39.1% from 38.3% as a result of higher corporate income tax rates following the enactment of the 1993 Omnibus Budget
Reconciliation Act.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's assets are primarily liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed primarily by free credit balances, equity capital, convertible debentures, bank lines of credit and other payables.

     During the year ended March 31, 1995, cash and cash equivalents increased $17.1 million. Cash flows from operating activities provided $62.3 million, primarily attributable to a reduction in regulatory deposits and to fiscal 1995 net earnings, adjusted for depreciation and amortization, offset in part by increased customer receivables. The Company invested cash of $26.7 million, principally related to the acquisition of Batterymarch, offset in part by a net decrease in resale agreements and investment securities. Cash flows from financing activities used $18.5 million primarily to repay short-term borrowings.

     During fiscal 1995, the Company acquired Batterymarch utilizing $54.1 million in cash. See Note 2 of Notes to Consolidated Financial Statements regarding future payments that may be required in the business combination.

     The Company's broker-dealer subsidiaries are subject to the requirements of the SEC's net capital rule which is designed to measure the general financial soundness and liquidity of broker-dealers. At March 31, 1995, the brokerage subsidiaries had aggregate net capital of $90.7 million, which exceeded minimum net capital requirements by $82.9 million.

     The principal sources of the Company's funds are its investment advisory and broker-dealer subsidiaries. The amount of the broker-dealers' net assets that may be distributed is subject to restrictions under applicable net capital rules. In addition, the Company has a revolving bank line of credit in the amount of $50.0 million, none of which is currently outstanding, and the Company's subsidiaries have lines of credit, aggregating $96.0 million, pursuant to which they may borrow on a short-term demand basis generally at prevailing broker call rates. Management believes that funds available from operations and its lines of credit are sufficient to meet its present and reasonably foreseeable capital needs, although the Company may augment its capital funds for continued expansion by internal growth and acquisition.

     The Company borrows and lends securities in the normal course of business to facilitate the settlement of its customer and proprietary transactions. In addition, the Company engages in conduit securities borrowing and lending activities in which it acts as an agent to facilitate settlement for other institutions. In both firm and conduit transactions, the Company deposits or receives cash, generally equal to 102% of the market value of securities exchanged, and monitors the adequacy of collateral levels on a daily basis.

EFFECTS OF INFLATION

     The Company's assets are not significantly affected by inflation because they are primarily monetary, consisting of cash, resale agreements, securities and receivables. However, the rate of inflation affects various expenses, including employee compensation, occupancy, and communications, which may not be readily recoverable in charges for services provided by the Company.


RECENT ACCOUNTING DEVELOPMENT

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," was issued by the Financial Accounting Standards Board in March 1995. The Company expects to adopt the provisions of Statement No. 121 beginning in fiscal 1996. Based on the Company's current evaluation, the impact of adoption will not be material to the Company's financial position or results of operations.

Item 8.  Financial Statements and Supplementary Data.

         REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders, Legg Mason, Inc.

     We have audited the accompanying consolidated statements of financial condition of Legg Mason, Inc. and Subsidiaries as of March 31, 1995 and 1994, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Legg Mason, Inc. and Subsidiaries as of March 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1995, in conformity with generally accepted accounting principles.


                                        /s/COOPERS & LYBRAND L.L.P.

Baltimore, Maryland
May 2, 1995

CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands except per share amounts)

                                                     Years ended March 31,
                                                1995           1994          1993

Revenues
  Commissions                               $120,735       $141,375      $117,305
  Principal transactions                      59,470         53,949        55,000
  Investment advisory and related fees        88,345         65,583        50,915
  Investment banking                          34,653         79,283        66,575
  Interest                                    39,265         29,990        23,973
  Other                                       29,123         27,354        22,579

                                             371,591        397,534       336,347

Expenses
  Compensation and benefits                  217,028        228,998       193,857
  Occupancy and equipment rental              29,775         26,902        23,437
  Communications                              25,933         22,943        20,186
  Floor brokerage and clearing fees            5,047          5,816         5,575
  Interest                                    17,135         15,396        11,629
  Other                                       48,984         38,265        32,680

                                             343,902        338,320       287,364

Earnings Before Income Taxes                  27,689         59,214        48,983
  Income taxes                                11,431         23,166        18,780

Net Earnings                                $ 16,258       $ 36,048      $ 30,203

Earnings per Common Share
  Primary                                   $   1.30       $   2.98      $   2.61
  Fully diluted                             $   1.13       $   2.41      $   2.37

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)
                                                              March 31,
                                                       1995              1994
ASSETS
  Cash and cash equivalents                        $ 57,300          $ 40,208
  Cash and securities segregated
    for regulatory purposes                          30,528           127,003
  Resale agreements                                  63,960            97,950
  Receivable from customers                         306,004           250,237
  Receivable from brokers and dealers                   902             5,074
  Securities borrowed                               120,402            96,030
  Securities owned, at market value                  51,890            57,617
  Investment securities, at market value             22,112            29,754
  Property and equipment, net                        25,871            15,679
  Intangible assets                                  72,463            23,727
  Other                                              65,226            68,209

                                                   $816,658          $811,488

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Payable to customers                             $320,830          $298,943
  Payable to brokers and dealers                      3,929            10,629
  Securities loaned                                 104,304           108,065
  Short-term borrowings                                -               15,546
  Securities sold, but not yet purchased,
    at market value                                   6,362             8,513
  Accrued compensation                               15,866            15,651
  Other                                              36,427            39,968

                                                    487,718           497,315

COMMITMENTS AND CONTINGENCIES

SUBORDINATED LIABILITIES                            102,487           102,487

STOCKHOLDERS' EQUITY
  Common stock, par value $.10; authorized
    20,000,000 shares; issued 12,250,047
    shares in 1995 and 11,734,573 in 1994             1,225             1,173
  Additional paid-in capital                         79,591            76,249
  Retained earnings                                 145,279           134,264
  Net unrealized appreciation on
    investment securities                               358              -

                                                    226,453           211,686

                                                   $816,658          $811,488
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands except share amounts)

                                                                     Net Unrealized
                                                                      Appreciation
                                              Additional                   on         Total
                              Common Stock     Paid-in     Retained    Investment Stockholders'
                             Shares  Amount    Capital     Earnings    Securities     Equity
BALANCE MARCH 31, 1992    8,849,353  $  885    $71,263     $ 75,809                $147,957

Issuance of common stock    157,391      16      1,952                                1,968
Repurchase of common stock   (8,189)     (1)      (153)                                (154)
Dividends declared
  ($.312 per share)*                                         (3,482)                 (3,482)
Tax benefit of pooled                              436                                  436
 entity
Net earnings                                                 30,203                  30,203

BALANCE MARCH 31, 1993    8,998,555  $  900    $73,498     $102,530                $176,928

Issuance of common stock    410,828      41      2,312          104                   2,457
5-for-4 stock split       2,325,190     232       (239)                                  (7)
Dividends declared
 ($.38 per share)*                                           (4,418)                 (4,418)
Tax benefit of pooled                              678                                  678
 entity
Net earnings                                                 36,048                  36,048

BALANCE MARCH 31, 1994   11,734,573  $1,173    $76,249     $134,264                $211,686

Issuance of common stock    522,974      53      3,482                                3,535
Repurchase of common stock   (7,500)     (1)      (140)                                (141)
Dividends declared
 ($.43 per share)                                            (5,243)                 (5,243)
Net unrealized appreciation
  on investment securities                                                  $358        358
Net earnings                                                 16,258                  16,258

BALANCE MARCH 31, 1995   12,250,047  $1,225    $79,591     $145,279         $358   $226,453

* Adjusted to reflect the 5-for-4 stock split paid September 1993.
  See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                   Years ended March 31,
                                                                1995      1994       1993
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                                $16,258  $ 36,048    $30,203
  Noncash items included in earnings:
   Depreciation and amortization                              10,461     8,328      8,404
 (Gain) loss on sales of investment securities                   124       (48)       (49)
  Tax benefit of pooled entity                                   275       352        436
  Gain on sale of mortgage servicing portfolio                                       (345)

                                                              27,118    44,680     38,649

 (Increase) decrease in assets excluding
   acquisitions:
    Cash and securities segregated for
     regulatory purposes                                      96,475   (20,938)    19,755
    Receivable from customers                                (55,096)  (41,884)   (43,313)
    Receivable from brokers and dealers                        4,172     3,222     (2,763)
    Securities borrowed                                      (24,372)  (81,874)    (2,436)
    Securities owned                                           5,727    51,480    (18,342)
    Other                                                      4,183   (13,405)   (11,810)
  Increase (decrease) in liabilities excluding
   acquisitions:
    Payable to customers                                      21,887    31,627     30,337
    Payable to brokers and dealers                            (6,700)   (4,069)     8,626
    Securities loaned                                         (3,761)   97,225        306
    Securities sold, but not yet purchased                    (2,151)    1,875      3,197
    Accrued compensation                                         215       137     (1,406)
    Other                                                     (5,428)    5,201      5,126

CASH PROVIDED BY OPERATING ACTIVITIES                         62,269    73,277     25,926

CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for:
   Property and equipment                                    (13,451)   (8,365)    (4,313)
   Intangible assets                                            (554)   (2,539)    (2,537)
   Acquisition, net of cash acquired                         (53,808)
 Net (increase) decrease in resale agreements                 33,990   (24,149)     3,285
 Purchases of investment securities                          (29,294) (118,083)      (563)
 Proceeds from sales of investment securities                 36,467    92,934         49
 Proceeds from sale of mortgage servicing portfolio                                   474

CASH USED FOR INVESTING ACTIVITIES                           (26,650)  (60,202)    (3,605)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net decrease in short-term borrowings                       (15,546)  (43,533)   (30,864)
 Net increase (decrease) in repurchase agreements                      (20,416)    16,701
 Issuance (repayment) of subordinated liabilities                       67,900       (423)
 Issuance of common stock                                      2,228     2,329      1,968
 Repurchase of common stock                                     (141)                (154)
 Dividends paid                                               (5,068)   (4,145)    (3,482)

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES             (18,527)    2,135    (16,254)

NET INCREASE IN CASH AND CASH EQUIVALENTS                     17,092    15,210      6,067
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                40,208    24,998     18,931

CASH AND CASH EQUIVALENTS AT END OF YEAR                     $57,300  $ 40,208    $24,998

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousand except per share amounts)


1.   Summary of Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of Legg Mason, Inc. ("Parent") and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated. Where appropriate, prior years' financial statements have been reclassified to conform with the 1995 presentation.

Cash and Cash Equivalents

     Cash equivalents are highly liquid investments with original maturities of less than 90 days, other than those held for sale in the ordinary course of business.

Resale Agreements

     The Company invests in short-term resale agreements collateralized by U.S. government and agency securities. The market value of the underlying collateral as determined daily, plus accrued interest thereon, must exceed the face amount of the transaction. It is the Company's policy to have such underlying collateral deposited in the Company's accounts at its custodian banks. Resale agreements are carried at the amounts at which the securities will be subsequently resold as specified in the agreements, plus accrued interest.

Securities

     Securities transactions are recorded on a settlement date basis which does not differ materially from a trade date basis. Commission revenues and related expenses for unsettled transactions are recorded on a trade date basis. Securities owned by the Company's broker-dealer subsidiaries, both for trading and investing, are valued at market and resulting unrealized gains and losses are reflected in earnings.

     The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in fiscal 1995. Accordingly, investment securities of the Parent and its non-broker-dealer subsidiaries held as available-for-sale are valued at market and resulting unrealized gains and losses are reflected in stockholders' equity.

Depreciation and Amortization

     Property and equipment are reported at cost, net of accumulated depreciation and amortization of $32,193 and $28,025 at March 31, 1995 and 1994, respectively.

     Depreciation and amortization are determined by use of the straight line method over the estimated useful life of the asset or the remaining life of the lease. Maintenance and repair costs are expensed as incurred.

Intangible Assets

     Intangible assets consist principally of goodwill, asset management and mortgage servicing contracts, attributable to business combinations. Intangibles are amortized using straight line and accelerated methods over periods ranging from three to forty years. Accumulated amortization at March 31, 1995 and 1994 was $41,794 and $36,714, respectively.

     The Company periodically reviews its accounting for goodwill and other intangible assets, considering such factors as historical profitability and projected operating cash flows, to determine that the assets are realizable and the amortization periods are appropriate.

Investment Advisory and Related Fees

     The Company earns investment advisory fees on assets in accounts managed by its subsidiaries, distribution fees on assets in Company-sponsored equity and bond mutual funds, and asset based fees on various types of single-fee brokerage accounts.

Earnings Per Share

     Primary earnings per share are computed by dividing net earnings by the weighted average number of shares outstanding and dilutive common stock equivalents. The Company's common stock equivalents are shares of common stock issuable under various stock option plans.

     Fully diluted earnings per share assumes both the exercise of dilutive common stock equivalents and conversion of subordinated debentures.

     The weighted average number of shares is as follows:


                                               Years ended March 31,
                                       1995            1994             1993

Primary......................    12,529,239      12,109,820       11,574,018
Fully diluted................    16,853,846      16,138,100       13,276,250

2. BUSINESS COMBINATIONS

     On January 5, 1995, the Company acquired the assets of Batterymarch Financial Management ("Batterymarch"), an investment advisory firm that manages equity portfolios for institutional clients. The Company paid $54,141 cash at closing. A supplemental closing payment of $5,859 is due on or before January 1996 if Batterymarch reaches a specified annualized revenue level in any month during calendar 1995. An additional payment, due in early 1998 and based on Batterymarch's achievement of specified revenue levels for calendar 1997, could increase the total consideration up to $120,000. If the amount of the 1998 payment exceeds $40,000, the Company may pay all or any portion of the excess in the form of shares of the Company's common stock.

         The acquisition was accounted for under the purchase method of accounting; accordingly, the total purchase price was allocated to the net assets acquired, principally goodwill and asset management contracts, based on estimated fair market values. The results of operations have been included in the consolidated financial statements from the date of acquisition.

     The Company acquired Gray Seifert and Co. ("Gray Seifert") and The Fairfield Group ("Fairfield"), in April 1994 and 1993, respectively, through the issuance of common stock. Gray Seifert provides investment advisory services to individuals, endowments and foundations. Fairfield is a provider of mutual fund advisory and other services to banks and bank trust departments. The acquisitions were accounted for as poolings of interests, but were not material to the Company's results of operations and financial position. Accordingly, the results of operations of Gray Seifert and Fairfield have been included from the dates of acquisition.

3. RECEIVABLE FROM AND PAYABLE TO CUSTOMERS

     Receivable from and payable to customers represent balances arising from cash and margin transactions. Securities owned by customers are held as collateral for the receivable balances. Included in payable to customers are free credit balances of approximately $269,825 as of March 31, 1995, and $261,803 as of March 31, 1994. The Company pays interest on certain customer free credit balances held for reinvestment purposes.

4. SECURITIES, AT MARKET

     Securities positions consist of the following at March 31:


                                                             Securities owned
                                                             1995        1994

U.S. government and federal agencies.............         $11,779     $12,347
State and municipal bonds........................          27,205      34,153
Corporate debt and equity........................          12,906      11,117

                                                          $51,890     $57,617

                                                             Securities sold,
                                                         but not yet purchased
                                                             1995        1994
U.S. government and federal agencies.............          $1,122      $1,048
State and municipal bonds........................             251         383
Corporate debt and equity........................           4,989       7,082

                                                           $6,362      $8,513



5. INVESTMENT SECURITIES

     The Company's investment securities, including the type and maturity range for available-for-sale securities, are as follows:


                                  Cost/        Gross        Gross        Fair
                                amortized    unrealized   unrealized    market
                                  cost         gains        losses       value
Non-broker-dealer:
   Corporate debt:
    within one year......        $ 2,006                   $ (18)      $ 1,988
    one to five years....          7,107                    (193)        6,914
   U.S. governments:
    within one year......          4,003                     (54)        3,949
    one to five years....          2,502                     (91)        2,411
   Other securities:
    one to five years....          1,359    $   17           (38)        1,338
    money-markets........          1,649                                 1,649
    equities.............            110       990           (16)        1,084

                                 $18,736    $1,007         $(410)      $19,333

Broker-dealer............                                                2,779

                                                                       $22,112


     The proceeds of debt securities held as available-for-sale which matured or were sold during fiscal 1995 were $35,882, with a gross realized loss of $124.

     At March 31,1994, prior to adoption of SFAS 115, investment securities were carried at unamortized cost of $29,754 and had a market value of $30,368.

6. SHORT-TERM BORROWINGS

     The Company has a revolving credit agreement which permits it to borrow up to $50,000, repayable generally over five years, at floating rates. Under the terms of the agreement, the Company is required, among other things, to maintain consolidated net worth plus subordinated liabilities of not less than $252,011 plus 50% of consolidated annual net earnings subsequent to March 31, 1995. Together with certain subsidiaries, the Company has jointly entered into revolving credit agreements which permit it to borrow up to $40,000, repayable within 30 days. In addition, subsidiaries of the Company have bank lines of credit of $96,000, which are generally subject to termination at either party's discretion. No borrowings were outstanding under these agreements at March 31, 1995.

     Short-term borrowings at March 31, 1994, primarily loans from banks, totalled $15,546.

     Interest payments were $17,190 in 1995, $12,704 in 1994 and $10,941 in 1993.

7. SUBORDINATED LIABILITIES

     The Company's subordinated liabilities at March 31, 1995 and 1994 are as follows:


5.25% Convertible subordinated debentures due May 1, 2003........     $ 68,000
7%  Convertible subordinated debentures due June 15, 2011........       34,487

                                                                      $102,487


     The 5.25% and 7% debentures are convertible at any time prior to maturity into common stock of the Company at per share conversion prices of $25.80 and $21.76, respectively. The conversion prices are subject to adjustment in certain events.

     The Company may redeem the debentures prior to maturity, in whole or in part, subject to certain conditions. The 5.25% debentures are redeemable at 103.28% of the principal on May 1, 1996, and thereafter at prices declining annually to 100% on or after May 1, 2001. At March 31, 1995, the 7% debentures are redeemable at 101.4%, declining to 100% on or after June 15, 1996.

     The 7% debentures require annual sinking fund payments of $1,500 beginning June 15, 1997 calculated to retire 61% of the debentures prior to maturity.

8. COMMITMENTS AND CONTINGENCIES

     The Company leases office facilities and equipment under non-cancellable operating leases which expire on varying dates through 2005. Certain leases provide for renewal options and contain escalation clauses providing for increased rentals. As of March 31, 1995, the minimum annual aggregate rentals are as follows:


1996...............................................................    $13,764
1997...............................................................     12,162
1998...............................................................     10,939
1999...............................................................      7,104
2000...............................................................      4,574
Thereafter.........................................................      9,943

                                                                       $58,486


     Total rental expense, including cancellable equipment leases, was $23,510, $27,761 and $24,768 for 1995, 1994 and 1993,
respectively.

     The Company leased office space from a partnership in which the Company and some of its officers, stockholders and directors had a combined controlling interest through July 1994, at which time the Company acquired the property for $5,000. Rent expense includes payments of $240 in 1995, $811 in 1994, and $690 in 1993 to the aforementioned partnership.

     The Company enters into when-issued and underwriting commitments. Had the open transactions relating to these commitments as of March 31, 1995 been closed, the effect on the consolidated financial statements of the Company would not have been material.

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

     Fiscal 1995 earnings include a charge of $2,000 ($950 after tax) relating to the proposed settlement of class action litigation arising from taxable municipal bond offerings underwritten in 1986 by one of the Company's subsidiaries. The settlement is subject to final court approval, to be considered at a hearing scheduled for July 1995. "Item 3. Legal Proceedings" of this Report contains additional information concerning this matter.

9. EMPLOYEE BENEFITS

     The Company, through its subsidiaries, maintains various defined contribution plans covering substantially all employees. Discretionary contributions charged to operations amounted to $3,417, $7,241 and $6,181 in 1995, 1994 and 1993, respectively. In addition, employees can make voluntary contributions under certain plans.

10. INCOME TAXES

     The Company and its subsidiaries file a consolidated federal income tax return. The provision for income taxes consists of:



                                            1995           1994           1993
Federal..........................        $ 8,822        $19,005        $15,569
State and local..................          2,609          4,161          3,211

                                         $11,431        $23,166        $18,780

Current..........................         12,344         23,390         19,861
Deferred.........................           (913)          (224)        (1,081)

                                         $11,431        $23,166        $18,780


     A reconciliation of the difference between the effective income tax rate and the statutory federal income tax rate follows:


                                            1995           1994           1993
Taxes at statutory rates.........           35.0%          35.0%          34.0%
State income taxes, net of
  federal income tax benefit.....            6.1            4.6            4.3
Tax-exempt interest
  income, net....................           (1.9)          (0.8)          (0.9)
Other, net.......................            2.1            0.3            0.9

Effective income tax rates.......           41.3%          39.1%          38.3%

     Components of the Company's deferred tax assets and liabilities are as follows:


                                                           1995           1994
Deferred tax assets:
  Accrued compensation
    and benefits.................                       $ 4,759         $3,419
  Accrued expenses...............                         2,845          1,837
  Operating loss carryforwards...                         1,369          1,250
  Amortization of leasehold
    improvements.................                           998            884
  Other..........................                         1,769          2,285
  Valuation allowance............                        (1,501)        (1,288)

                                                        $10,239         $8,387

Deferred tax liabilities:
  Depreciation...................                       $ 1,309         $  883
  Deferred income................                           841            639
  Other..........................                           488            177

                                                        $ 2,638         $1,699


     At March 31, 1995 and 1994, the deferred tax valuation allowance was primarily for benefits related to net operating losses which expire from 2000 to 2010.

     Income tax payments were $12,047 in 1995, $26,114 in 1994, and $19,529 in 1993.

11. CAPITAL STOCK

     At March 31, 1995, the authorized numbers of common and preferred shares were 20,000,000 and 4,000,000, respectively, of which 4,220,540 common shares were reserved for issuance upon conversion of the Company's convertible subordinated debentures. In addition, at March 31, 1995 and 1994, there were 2,157,456 and 2,239,870 shares of common stock reserved for issuance under the Company's stock option plans.

     On September 24, 1993, the Company paid a 5-for-4 stock split to shareholders of record on September 8, 1993. All references in the consolidated financial statements to the number of common shares and per share amounts have been adjusted retroactively to reflect the 5-for-4 stock split, except for the number of issued common shares presented in the consolidated financial statements.

12. STOCK PLANS

     Options under the Company's employee stock option plans have been granted at prices not less than 100% of the fair market value of the shares on the date of grant. Options granted are generally exercisable in cumulative 20% increments over five years and have a term of not more than ten years from the date of grant.

     Transactions under the plans during the three years ending
March 31, 1995 are summarized below:


                                                             Number of Shares
Options outstanding at
   March 31, 1992 (683,448 exercisable)....................         1,111,185
   Granted.................................................           185,883
   Exercised...............................................          (138,815)
     Per share option price: $2.33-$15.12
   Cancelled...............................................           (18,929)

Options outstanding at
   March 31, 1993 (679,888 exercisable)....................         1,139,324
   Granted.................................................           214,025
   Exercised...............................................          (117,683)
     Per share option price: $5.82-$18.28
   Cancelled...............................................           (16,405)

Options outstanding at
   March 31, 1994 (691,499 exercisable)....................         1,219,261
   Granted.................................................           407,307
   Exercised...............................................           (73,269)
     Per share option price: $6.11-$17.40
   Cancelled...............................................           (22,905)

Options outstanding at
   March 31, 1995 (763,163 exercisable)....................         1,530,394
     Per share option price: $8.22-$24.75

     The Company has also adopted the "Legg Mason 1988 Non-Employee Director Option Plan." Options granted under the plan are immediately exercisable at a price equal to the fair market value of the shares on the date of grant. Options issuable under the plan, limited to 175,000 shares in aggregate, have a term of not more than ten years from the date of grant. At March 31, 1995, options on 69,000 shares have been granted, of which 64,000 are currently outstanding. The Company makes no charge to income with respect to its stock option plans.

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

13. OFF-BALANCE SHEET RISK AND CONCENTRATION OF CREDIT

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

     The Company borrows and lends securities to finance transactions and facilitate the settlement process, utilizing both firm proprietary positions and customer margin securities held as collateral. The Company deposits or receives cash generally equal to 102% of the market value of securities exchanged and monitors the adequacy of collateral levels on a daily basis. The Company periodically borrows from banks on a collateralized basis utilizing firm and customer margin securities in compliance with Securities and Exchange Commission rules. Should the counterparty fail to return customer securities pledged, the Company is subject to the risk of acquiring the securities at prevailing market prices in order to satisfy its customer obligations. The Company sells securities it does not currently own, and is obligated to subsequently purchase such securities at prevailing market prices. The Company is exposed to risk of loss if securities prices increase prior to closing the transactions.

14. REGULATORY REQUIREMENTS

     The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. The rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of March 31, 1995, the broker-dealer subsidiaries had aggregate net capital, as defined, of $90,711 which exceeded required net capital by $82,949.

     The Company's principal broker-dealer subsidiary must maintain a separate account for the exclusive benefit of customers in accordance with Securities and Exchange Commission Rule 15c3-3, as determined by periodic computations. The rule allows the broker-dealer to maintain the required amounts in cash or qualified securities.


15. BUSINESS SEGMENT INFORMATION

     The Company, through its subsidiaries, operates predominantly in a single business segment-the securities industry. Within this segment, the Company is primarily engaged in securities brokerage, investment advisory and investment banking activities.

QUARTERLY FINANCIAL DATA*
(Dollars in thousands except per share amounts)
(Unaudited)

                                                  Quarter ended

1995                          Mar.  31      Dec.  31       Sept. 30      June 30
Revenues                      $100,417      $ 92,887       $ 88,452      $89,835
Expenses                        93,407        85,899         83,100       81,496

Earnings before income taxes     7,010         6,988          5,352        8,339
Income taxes                     2,989         2,855          2,251        3,336

Net earnings                  $  4,021      $  4,133       $  3,101      $ 5,003

Earnings per share:
   Primary                    $    .32      $    .33       $   .25       $   .40
   Fully diluted              $    .28      $    .29       $   .23       $   .35


1994                          Mar.  31      Dec.  31       Sept. 30      June 30
Revenues                      $ 96,294      $103,125       $106,767      $91,348
Expenses                        85,347        86,803         88,025       78,145

Earnings before income taxes    10,947        16,322         18,742       13,203
Income taxes                     4,280         6,433          7,382        5,071
Net earnings                  $  6,667      $  9,889       $ 11,360      $ 8,132

Earnings per share:
   Primary                    $    .55      $    .81       $    .94      $   .68
   Fully diluted              $    .45      $    .65       $    .74      $   .57

* Adjusted to reflect the 5-for-4 stock split paid September 1993.


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

         None.


                             PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information required by this item is contained under the caption "Election of Directors" on pages 1 through 4 of the Company's definitive proxy statement for the 1995 Annual Meeting of Stockholders and the caption "Compliance With Section 16(a) of the Securities Exchange Act of 1934" on page 13 of such proxy statement. Such information is incorporated herein by reference to the proxy statement. See Part I, Item 4A of this Report for information regarding certain executive officers of the Company.

Item 11. Executive Compensation.

     The information required by this item is contained under the caption "Executive Compensation" on pages 6 and 7 of the Company's definitive proxy statement for the 1995 Annual Meeting of Stockholders. Such information is incorporated herein by reference to the proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

     The information required by this item is contained under the caption "Security Ownership of Management and Principal
Stockholders" on page 5 of the Company's definitive proxy statement for the 1995 Annual Meeting of Stockholders. Such information is incorporated herein by reference to the proxy statement.

Item 13. Certain Relationships and Related Transactions.

     The information required by this item is contained under the caption "Certain Transactions" on page 10 of the Company's definitive proxy statement for the 1995 Annual Meeting of Stockholders. Such information is incorporated herein by reference to the proxy statement.

                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K.

            (a) Documents filed as a part of the report:

            1. The following consolidated financial statements are included in Item 8 of this Report:

                                                    Page Number in
                                                      this Report

                    Report of Independent
                      Accountants                         34

                    Consolidated Statements
                      of Earnings                         35

                    Consolidated Statements
                      of Financial Condition              36

                    Consolidated Statements of
                      Changes in Stockholders'
                      Equity                              37

                    Consolidated Statements
                      of Cash Flows                       38

                    Notes to Consolidated
                      Financial Statements              39-49

            2. Financial Statement Schedules (included on pages S-1 to S-5 of this Report):

                 Report of Independent Accountants on Financial Statement Schedules

                 Schedule I - Condensed Financial Statement of Registrant

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


            3.             Exhibits
                           3.1     - Articles of Incorporation of the
                                     Company, as amended (incorporated by
                                     reference to Form 10-Q for the quarter
                                     ended June 30, 1988)

                           3.2     - By-laws of the Company as amended and
                                     restated April 25, 1988 (incorporated
                                     by reference to the Company's Annual




                                     Report on Form 10-K for the year ended
                                     March 31, 1988)

                           4       - The Company hereby agrees, pursuant to
                                     Item 601(b)(4)(iii)(A) of Regulation
                                     S-K, to furnish to the Commission upon
                                     request a copy of each instrument with
                                     respect to the rights of holders of
                                     long-term debt of the Company or its
                                     subsidiaries.

                           10.1.1  - Lease dated September 11, 1987 between
                                     Baltimore Center Associates Limited
                                     Partnership and Legg Mason Tower, Inc.
                                     with respect to the Company's premises
                                     at 111 South Calvert Street,
                                     Baltimore, Maryland (incorporated by
                                     reference to Form 10-Q for the quarter
                                     ended September 30, 1987)

                           10.1.2  - First Amendment of Agreement of Lease
                                     dated August 1, 1988 with respect to
                                     lease dated September 11, 1987
                                     (incorporated by reference to the
                                     Company's Annual Report on Form 10-K
                                     for the year ended March 31, 1989)

                           10.1.3  - Second Amendment of Agreement of Lease
                                     dated December 19, 1988 with respect
                                     to lease dated September 11, 1987
                                     (incorporated by reference to the
                                     Company's Annual Report on Form 10-K
                                     for the year ended March 31, 1989)

                           10.1.4  - Third Amendment of Agreement of Lease
                                     dated as of October 1, 1990 with
                                     respect to lease dated September 11,
                                     1987 (incorporated by reference to the
                                     Company's Annual Report on Form 10-K
                                     for the year ended March 31, 1991)

                           10.1.5  - Fourth Amendment of Agreement of Lease
                                     dated August 3, 1992 with respect to
                                     lease dated September 11, 1987
                                     (incorporated by reference to the
                                     Company's Annual Report on Form 10-K
                                     for the year ended March 31, 1993)

                           10.2    - Legg Mason, Inc. 1981 Stock Option
                                     Plan, as amended through January 26,
                                     1988 (incorporated by reference to the
                                     Company's Annual Report on Form 10-K
                                     for the year ended March 31, 1988)*

                           10.3    - Legg Mason, Inc. 1981 Incentive Stock
                                     Option Plan, as amended through
                                     June 2, 1988 (incorporated by
                                     reference to the Company's Annual



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

                           10.5    - Legg Mason Wood Walker, Incorporated
                                     Deferred Compensation/Phantom Stock
                                     Plan (incorporated by reference to
                                     Registration No. 33-28609 on
                                     Form S-8)*

                           10.6.1  - Legg Mason, Inc. 1991 Omnibus
                                     Long-Term Compensation Plan
                                     (incorporated by reference to Exhibit
                                     A to the definitive proxy statement
                                     for the Company's 1991 Annual Meeting
                                     of Stockholders)*

                           10.6.2  - Form of Option Agreement under Legg
                                     Mason, Inc. 1991 Omnibus Long-Term
                                     Compensation Plan (incorporated by
                                     reference to the Company's Annual
                                     Report on Form 10-K for the year ended
                                     March 31, 1993)*

                           10.7    - Legg Mason, Inc. Executive Incentive
                                     Compensation Plan (incorporated by
                                     reference to Appendix A to the
                                     definitive proxy statement for the
                                     Company's 1995 Annual Meeting of
                                     Stockholders)*

                           11      - Statement regarding computation of per
                                     share earnings, filed herewith

                           21      - Subsidiaries of the Company, filed
                                     herewith

                           23      - Consent of independent accountants,
                                     filed herewith

                           27      - Financial Data  Schedule


         *These exhibits are management contracts or compensatory plans or arrangements.

            (b) No reports on Form 8-K were filed during the quarter ended March 31, 1995.

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


                            Date:  June 28, 1995



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signature                  Title                 Date



/s/ Raymond A. Mason        Chairman of the Board,   June 28, 1995
Raymond A. Mason            President and Chief
                            Executive Officer
                            (Principal Executive
                            Officer)




/s/ F. Barry Bilson         Vice President-Finance   June 28, 1995
F. Barry Bilson             (Principal Financial
                            Officer)




/S/ Eileen M. O'Rourke       Controller (Principal   June 28, 1995
Eileen M. O'Rourke          Accounting Officer)




/s/ John F. Curley, Jr.             Director         June 28, 1995
John F. Curley, Jr.




                                    Director
James W. Brinkley




                                    Director
Edmund J. Cashman, Jr.




/s/ Charles A. Bacigalupo            Director        June 28, 1995
Charles A. Bacigalupo




/s/ Harry M. Ford, Jr.              Director         June 28, 1995
Harry M. Ford, Jr.




/s/ Kenneth S. Battye               Director         June 28, 1995
Kenneth S. Battye




/s/ Nicholas J. St. George          Director         June 28, 1995
Nicholas J. St. George




/s/ Richard J. Himelfarb            Director         June 28, 1995
Richard J. Himelfarb




/s/ James E. Ukrop                  Director         June 28, 1995
James E. Ukrop




/s/ John E. Levert, Jr.             Director         June 28, 1995
John B. Levert, Jr.




/s/ Harold L. Adams                 Director         June 28, 1995
Harold L. Adams




/s/ John E. Koerner, III            Director         June 28, 1995
John E. Koerner, III




/s/ Roger W. Schipke                Director         June 28, 1995
Roger W. Schipke




/s/ W. Curtis Livingston            Director         June 28, 1995
W. Curtis Livingston




/s/ Edward I. O'Brien               Director         June 28, 1995
Edward I. O'Brien




/s/ Peter F. O'Malley               Director         June 28, 1995
Peter F. O'Malley
