Form 10-Q
period 1995-06-30
LEGG MASON INC
filed 1995-08-11
CIK 704051

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended June 30, 1995

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

12,335,985 shares of Common Stock as of the close of business on August 1, 1995.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                LEGG MASON, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (in thousands of dollars)

                                            June 30,1995   March 31,1995
                                             (Unaudited)
ASSETS:
 Cash and cash equivalents                     $131,322        $ 59,823
 Cash and securities segregated for
  regulatory purposes                            57,762          30,528
 Resale agreements                               57,046          63,960
 Receivable from customers                      309,901         306,004
 Receivable from brokers and dealers              1,949             902
 Securities borrowed                            175,904         120,402
 Securities owned, at market value               81,288          51,890
 Investment securities, at market value          19,335          19,589
 Property and equipment, net                     27,605          25,871
 Intangible assets                               70,706          72,463
 Other                                           65,924          65,226
                                               --------        --------
                                               $998,742        $816,658
                                               ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
 Payable to customers                          $354,826        $320,830
 Payable to brokers and dealers                  19,267           3,929
 Securities loaned                              152,529         104,304
 Short-term borrowings                           69,127             -
 Securities sold, but not yet purchased,
  at market value                                 4,462           6,362
 Accrued compensation                            23,686          15,866
 Other                                           38,636          36,427
                                               --------        --------
                                                662,533         487,718
                                               --------        --------

Subordinated liabilities                        102,482         102,487
                                               --------        --------
Stockholders' equity:
 Common stock                                     1,233           1,225
 Additional paid-in capital                      80,383          79,591
 Retained earnings                              151,751         145,279
 Net unrealized appreciation on
  investment securities                             360             358
                                               --------        --------
                                                233,727         226,453
                                               --------        --------
                                               $998,742        $816,658
                                               ========        ========




    See notes to condensed consolidated financial statements.



                    LEGG MASON, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
           (in thousands of dollars, except per share amounts)
                              (Unaudited)


                                              Three Months
                                             Ended June 30,
                                             1995       1994
Revenues:
 Commissions                              $ 36,879    $29,191
 Principal transactions                     16,931     13,759
 Investment advisory and related fees       28,781     19,501
 Investment banking                          9,154     12,929
 Interest                                   12,140      8,021
 Other                                       7,436      6,434
                                          --------    -------
                                           111,321     89,835
                                          --------    -------
Expenses:
 Compensation and benefits                  62,914     53,172
 Occupancy and equipment rental              8,593      7,143
 Communications                              6,839      5,979
 Floor brokerage and clearing fees           1,334      1,274
 Interest                                    5,847      3,613
 Other                                      12,534     10,315
                                          --------    -------
                                            98,061     81,496
                                          --------    -------
Earnings Before Income Taxes                13,260      8,339

 Income taxes                                5,433      3,336
                                          --------    -------
Net Earnings                              $  7,827    $ 5,003
                                          ========    =======

Earnings per common share:
 Primary                                  $    .61    $   .40
 Fully diluted                            $    .50    $   .35

Average number of common shares
 outstanding:
 Primary                                    12,820     12,383
 Fully diluted                              17,080     16,603

Dividends declared per common share       $    .11    $   .10

Book value per common share               $  18.96    $ 17.94


            See notes to condensed consolidated financial statements.



                        LEGG MASON, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                 (Unaudited)
                                                        Three Months
                                                        Ended June 30,
                                                     1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                      $  7,827       $ 5,003
  Noncash items included in earnings:
   Depreciation and amortization                     3,459         2,342
                                                  --------       -------
                                                    11,286         7,345
(Increase) decrease in assets:
  Cash and securities segregated for regulatory
    purposes                                       (27,234)       65,883
  Receivable from customers                         (3,897)      (39,188)
  Receivable from brokers and dealers               (1,047)       (3,388)
  Securities borrowed                              (55,502)       56,548
  Securities owned                                 (29,398)      (14,002)
  Other                                               (698)       (2,689)
Increase(decrease) in liabilities:
  Payable to customers                              33,996       (11,853)
  Payable to brokers and dealers                    15,338        (3,085)
  Securities loaned                                 48,225       (62,852)
  Securities sold, but not yet purchased            (1,900)       (2,627)
  Accrued compensation                               7,820         5,577
  Other                                              2,200        (5,597)
                                                  --------       -------
CASH USED FOR OPERATING ACTIVITIES                    (811)       (9,928)
                                                  --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for:
  Property and equipment                            (3,252)       (1,533)
  Intangible assets                                   (181)         (177)
 Net decrease in resale agreements                   6,914        24,152
 Purchases of investment securities                     -        (21,684)
 Proceeds from sales of investment securities          255         1,549
                                                  --------       -------
CASH PROVIDED BY INVESTING ACTIVITIES                3,736         2,307
                                                  --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in short-term borrowings              69,127        46,073
 Net increase in repurchase agreements                  -          9,335
 Issuance of common stock                              794           724
 Dividends paid                                     (1,347)       (1,172)
                                                  --------       -------
CASH PROVIDED BY FINANCING ACTIVITIES               68,574        54,960
                                                  --------       -------
NET INCREASE IN CASH AND CASH EQUIVALENTS           71,499        47,339
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    59,823        40,208
                                                  --------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $131,322       $87,547
                                                  ========       =======






          See notes to condensed consolidated financial statements.

                 LEGG MASON, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (in thousands of dollars, except share amounts)
                           June 30, 1995
                           (Unaudited)



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



2.  Net Capital Requirements:

     The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. The Rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of June 30, 1995, the broker-dealer subsidiaries had aggregate net capital, as defined, of $94,690 which exceeded required net capital by $86,599.



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



4.  Supplemental Cash Flow Information:

     Interest payments were $7,104 in 1995 and $5,027 in 1994.
Income tax payments were $312 in 1995 and $112 in 1994.

5.  Subsequent Event:

     On July 26, 1995, the Company called for redemption on August 25, 1995 (the "Redemption Date"), the entire $34.5 million aggregate principal amount outstanding of its 7%
Convertible Subordinated Debentures due June 15, 2011
(the "Debentures").

     Holders may, in lieu of having their Debentures redeemed for cash, convert any or all of their Debentures into 45.96 shares of Common Stock of Legg Mason for each $1 thousand principal amount of Debentures (based on the conversion price of $21.76 per share of Common Stock), with cash to be paid in lieu of fractional shares. All Debentures not converted into Common Stock will be redeemed at 100.7% of the principal amount on the Redemption Date.

Item 2.      Management's Discussion and Analysis of
          Results of Operations and Financial Condition


Quarter Ended June 30, 1995 Compared to Quarter Ended
June 30, 1994

In the quarter ended June 30, 1995, the first quarter of the Company's fiscal year, the securities industry experienced favorable market conditions as a result of declining interest rates and substantially higher securities transaction volume and price levels. In contrast, the corresponding quarter of the prior year was adversely affected by rising interest rates and uncertain equity markets.

RESULTS OF OPERATIONS

The Company's net earnings for the quarter rose 56% to $7.8 million from $5.0 million in the prior year's quarter.
Revenues rose 24% to $111.3 million from $89.8 million.
Primary earnings per share increased 53% to $.61 from $.40.
Fully diluted earnings per share increased 43% to $.50 from $.35.

Commission revenues rose 26% to $36.9 million, principally as a result of increased sales of listed and over-the-counter securities.

Revenues from principal transactions rose 23% to $16.9 million, reflecting increased sales of corporate debt and over-the-counter equity securities and higher trading profits on firm proprietary positions, partially offset by a decline in sales of municipal securities.

Investment advisory and related fees increased for the 21st consecutive quarter and were 48% higher than in the corresponding quarter of the prior year, principally as a result of the addition of fees earned by Batterymarch Financial Management, acquired in January 1995, as well as growth in assets under management in Company-sponsored mutual funds and the Company's fixed-income advisory subsidiary. Company subsidiaries now serve as investment advisors to individual and institutional accounts and mutual funds with assets of $26.2 billion, up from $17.3 billion at June 30, 1994.

Investment banking revenues declined 29% to $9.2 million, principally because of a significant decline in the number and size of co-managed offerings of real estate investment trusts.

Other revenues rose 16% to $7.4 million, primarily because of increased mortgage banking loan originations.

Compensation and benefits rose 18% to $62.9 million, reflecting higher sales compensation on increased commission-based revenues, the addition of expenses of Batterymarch and personnel additions in new brokerage office locations and expanded product areas.

Occupancy and equipment rental rose 20% to $8.6 million, principally as a result of increased rent related to new brokerage offices as well as higher transaction volume processed by the Company's data processing service bureau. In addition, the current year's period reflects the addition of Batterymarch.

Communications costs rose 14% to $6.8 million, reflecting increased quote and telephone services related to brokerage office and product area expansion.

Other expense rose 22% to $12.5 million, attributable to the addition of Batterymarch, including amortization of intangibles, as well as litigation-related expenses. Amortization of acquisition-related intangibles reduces the Company's reported operating results but not operating cash flow.

Interest revenue increased 51% to $12.1 million because of higher interest rates earned on larger customer margin account balances and higher levels of stock loan conduit activity.

Interest expense increased 62% to $5.8 million because of higher interest rates paid on larger customer credit balances and increased conduit stock loan balances.

Income taxes rose 63% to $5.4 million because of higher pre-tax earnings. The Company's effective tax rate increased to 41.0% from 40.0% as a result of higher effective state income tax rates.


Liquidity and Capital Resources

There has been no material change in the Company's financial position since March 31, 1995. The Company's assets are primarily liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed primarily by free credit balances, equity capital, convertible debentures, bank lines of credit and other payables.

During the quarter ended June 30, 1995, cash and cash equivalents increased $71.5 million. Cash flows from financing activities were $68.6 million because of higher short-term borrowings by the Company's mortgage banking subsidiaries. Investing activities provided cash of $3.7 million, principally related to a decline in resale agreements. Cash flows from operating activities decreased $.8 million, with increases in securities inventories and regulatory cash requirements substantially offset by higher payables to customers, brokers and dealers.

On January 5, 1995, the Company acquired the assets of
Batterymarch Financial Management ("Batterymarch"), an investment advisory firm that manages equity portfolios for institutional clients. The Company paid $54.1 million cash at closing. A supplemental closing payment of $5.9 million is due on or before January 1996 if Batterymarch reaches a specified annualized revenue level in any month during calendar 1995.  An additional payment, due in early 1998 and based on Batterymarch's achievement of specified revenue levels for calendar 1997, could increase the total
consideration up to  $120 million.  If  the  amount  of any  1998 payment exceeds $40 million, the Company may pay all or any portion of the excess in the form of shares of the Company's common stock.

On July 26, 1995, the Company called for redemption on August 25,
1995 (the "Redemption Date"), the entire $34.5 million aggregate principal amount outstanding of its 7% Convertible Subordinated
Debentures due June 15, 2011 (the "Debentures").

Holders may, in lieu of having their Debentures redeemed for cash, convert any or all of their Debentures into 45.96 shares of Common Stock of Legg Mason for each $1 thousand principal amount of Debentures (based on the conversion price of $21.76 per share of Common Stock), with cash to be paid in lieu of fractional shares. All Debentures not converted into Common Stock will be redeemed at 100.7% of the principal amount on the Redemption Date.

PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.


       (a)  Exhibits
            (11) Statements re:   computation of per share
            earnings
            (27) Financial Data Schedules

       (b) No reports on Form 8-K were filed during the quarter ended June 30, 1995.

            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        LEGG MASON, INC.
                                          (Registrant)




DATE: August 11, 1995         /s/ John F. Curley, Jr.
                              John F. Curley, Jr.
                              Vice Chairman of the Board





DATE: August 11, 1995         /s/ F. Barry Bilson
                              F. Barry Bilson
                              Vice President - Finance

                        INDEX TO EXHIBITS

                                                             PAGE

11.   Statement re:  computation of per share earnings.        13

27.   Statement re:  Financial data schedules.                 14