Form 10-Q
period 1995-09-30
LEGG MASON INC
filed 1995-11-14
CIK 704051

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended September 30, 1995

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

13,975,303 shares of Common Stock as of the close of business on November 1, 1995.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                  LEGG MASON, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (in thousands of dollars)

                                         September 30,1995  March 31,1995
                                             (Unaudited)

ASSETS:
 Cash and cash equivalents                   $  113,333        $ 59,823
 Cash and securities segregated for
  regulatory purposes                            57,700          30,528
 Resale agreements                               13,954          63,960
 Receivable from customers                      343,417         306,004
 Securities borrowed                            170,534         120,402
 Securities owned, at market value              130,188          51,890
 Investment securities, at market value          15,102          19,589
 Property and equipment,net                      29,731          25,871
 Intangible assets                               68,863          72,463
 Other                                           81,363          66,128
                                             ----------        --------
                                             $1,024,185        $816,658
                                             ==========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
 Payable to customers                        $  365,889        $320,830
 Payable to brokers and dealers                  14,621           3,929
 Securities loaned                              112,720         104,304
 Short-term borrowings                          100,607             -
 Securities sold, but not yet purchased,
  at market value                                21,778           6,362
 Accrued compensation                            28,668          15,866
 Other                                           35,741          36,427
                                             ----------        --------
                                                680,024         487,718
                                             ----------        --------

Subordinated liabilities                         68,000         102,487
                                             ----------        --------
Stockholders' equity:
 Common stock                                     1,397           1,225
 Additional paid-in capital                     115,167          79,591
 Retained earnings                              159,309         145,279
 Net unrealized appreciation on
  investment securities                             288             358
                                             ----------        --------
                                                276,161         226,453
                                             ----------        --------
                                             $1,024,185        $816,658
                                             ==========        ========






See notes to condensed consolidated financial statements.


                       LEGG MASON, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               (in thousands of dollars, except per share amounts)
                                   (Unaudited)


                                         Three Months          Six Months
                                     Ended September 30,   Ended September 30,
                                        1995       1994        1995      1994
Revenues:
 Commissions                         $ 41,063   $ 29,364    $ 77,942  $ 58,555
 Principal transactions                15,765     13,271      32,696    27,030
 Investment advisory and related fees  31,466     20,953      60,247    40,454
 Investment banking                     9,996      8,368      19,150    21,297
 Interest                              13,678      9,204      25,818    17,225
 Other                                  7,925      7,292      15,361    13,726
                                     --------   --------    --------  --------
                                      119,893     88,452     231,214   178,287
                                     --------   --------    --------  --------
Expenses:
 Compensation and benefits             68,447     51,905     131,361   105,077
 Occupancy and equipment rental         8,560      7,193      17,153    14,336
 Communications                         6,307      6,167      13,146    12,146
 Floor brokerage and clearing fees      1,319      1,173       2,653     2,447
 Interest                               5,996      3,940      11,843     7,553
 Other                                 13,635     12,722      26,169    23,037
                                     --------   --------    --------  --------
                                      104,264     83,100     202,325   164,596
                                     --------   --------    --------  --------
Earnings Before Income Taxes           15,629      5,352      28,889    13,691
 Income taxes                           6,396      2,251      11,829     5,587
                                     --------   --------    --------  --------
Net Earnings                         $  9,233   $  3,101    $ 17,060  $  8,104
                                     ========   ========    ========  ========

Earnings per common share:
 Primary                             $    .67   $    .25    $   1.28  $    .65
 Fully diluted                       $    .56   $    .23    $   1.06  $    .57

Average number of common shares
 outstanding:
 Primary                               13,741     12,518      13,289    12,451
 Fully diluted                         17,216     16,739      17,199    16,672

Dividends declared per common share  $    .12   $    .11    $    .23  $    .21

Book value per common share          $  19.77   $  18.08    $  19.77  $  18.08












          See notes to condensed consolidated financial statements.


                        LEGG MASON, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                 (Unaudited)
                                                         Six Months
                                                     Ended September 30,
                                                     1995           1994

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                     $ 17,060       $  8,104
  Noncash items included in earnings:
   Depreciation and amortization                     6,931          4,590
  Loss on sale of investment securities                -              124
                                                  --------       --------
                                                    23,991         12,818
(Increase) decrease in assets:
  Cash and securities segregated for regulatory
    purposes                                       (27,172)        65,117
  Receivable from customers                        (37,413)       (34,016)
  Securities borrowed                              (50,132)        38,837
  Securities owned                                 (78,298)       ( 8,107)
  Other                                            (15,728)       (   434)
 Increase(decrease) in liabilities:
  Payable to customers                              45,059        (20,795)
  Payable to brokers and dealers                    10,692             52
  Securities loaned                                  8,416        (53,642)
  Securities sold, but not yet purchased            15,416          2,570
  Accrued compensation                              12,802            242
  Other                                               (965)       ( 7,548)
                                                  --------       --------
CASH USED FOR OPERATING ACTIVITIES                 (93,332)       ( 4,906)
                                                  --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for:
  Property and equipment                            (6,893)        (8,510)
  Intangible assets                                   (298)        (  221)
 Net decrease in resale agreements                  50,006          1,075
 Purchases of investment securities                     -         (28,863)
 Proceeds from sales of investment securities        4,371         31,874
                                                  --------       --------
CASH PROVIDED BY(USED FOR) INVESTING ACTIVITIES     47,186        ( 4,645)
                                                  --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in short-term borrowings             100,607         59,015
 Repayment of subordinated liabilities                 (69)            -
 Issuance of common stock                            1,819          1,182
 Repurchase of common stock                             -            (140)
 Dividends paid                                     (2,701)        (2,388)
                                                  --------       --------
CASH PROVIDED BY FINANCING ACTIVITIES               99,656         57,669
                                                  --------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS           53,510         48,118
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    59,823         40,208
                                                  --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $113,333       $ 88,326
                                                  ========       ========




     See notes to condensed consolidated financial statements.

               LEGG MASON, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands of dollars)
                        September 30, 1995
                           (Unaudited)

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

2.  Net Capital Requirements:

     The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. The Rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of September 30, 1995, the broker-dealer subsidiaries had aggregate net capital, as defined, of $93,443 which exceeded required net capital by $84,314.

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


4.  Supplemental Cash Flow Information:

     Interest payments were $11,960 in 1995 and $7,397 in 1994.
Income tax payments were $12,344 in 1995 and $7,001 in 1994.

5.  Convertible Subordinated Debenture Redemption:

    On July 26, 1995, the Company called for redemption on August
25, 1995 the $34.5 million aggregate principal amount outstanding of its 7% Convertible Subordinated Debentures due June15, 2011
(the "Debentures").

     Substantially all holders converted their Debentures into
45.96 shares of Common Stock of Legg Mason for each $1 thousand principal amount of Debentures (based on the conversion price of $21.76 per share of Common Stock) for a total issuance of 1,581,939 new common shares. Cash was paid in lieu of fractional shares.

6.   Litigation Settlement Charge:

     Other expense for the quarter and six months ended September 30, 1994, includes a charge of $2,000 ($950 after tax) related to the proposed settlement of class action litigation arising from taxable municipal bond offerings underwritten in 1986 by one of the Company's subsidiaries. See "Part II. Other Information--Item 1. Legal Proceedings" for further discussion related to this matter.

7.   Subsequent Event:

     On October 23, 1995, the Company signed a definitive merger agreement to acquire Bartlett & Co., an investment advisory firm, for approximately $37.1 million to be paid in the form of Company common stock. The number of shares to be issued will be determined on the basis of the average market price of such stock during the ten trading days prior to closing (the "Average Market Price").
If the Average Market Price is less than $27, it will be deemed to be $27, and if it is greater than $33, it will be deemed to be $33. The Company will have the right to terminate the agreement if the Average Market Price is greater than $36 and Bartlett will have the right to terminate the agreement if the Average Market Price is less than $24. The merger is expected to be completed in January 1996 and will be accounted for as a pooling of interests.

8.   Recent Accounting Development:

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation". Statement No. 123 is effective for fiscal years beginning after December 15, 1995. The Company is currently evaluating the provisions of Statement No. 123, and has yet to quantify the impact, if any, on its financial statements.

Item 2.      Management's Discussion and Analysis of
          Results of Operations and Financial Condition

RESULTS OF OPERATIONS

During the Company's second quarter and six months ended September 30, 1995, the securities industry benefitted from higher securities transaction volume, rising equity markets and declining interest rates as compared to the unfavorable market conditions experienced during the corresponding periods of the prior year.

Quarter Ended September 30, 1995 Compared to Quarter Ended
September 30, 1994


In the second fiscal quarter ended September 30, 1995, the Company's net earnings increased 198% to $9.2 million from $3.1 million in the prior year's quarter. Revenues rose 36% to $119.9 million from $88.5 million. Primary earnings per share were $.67, up 168% from $.25. Fully diluted earnings per share increased 143% to $.56 from $.23.

Commission revenues rose 40% to $41.1 million because of increased sales of listed and over-the-counter securities and non-affiliated mutual funds.

Revenues from principal transactions rose 19% to $15.8 million, mainly because of higher sales of over-the-counter stocks and corporate bonds and higher trading profits on firm proprietary positions.

Investment advisory and related fees were 50% higher than in the corresponding quarter of the prior year as a result of the addition of fees earned by Batterymarch Financial Management ("Batterymarch"), acquired in January 1995, as well as growth in assets under management in Company-sponsored mutual funds and the Company's fixed-income investment advisory subsidiary. Company subsidiaries now serve as investment advisors to individual and institutional accounts and mutual funds with assets of $29.2 billion, up from $17.8 billion at September 30, 1994.

Investment banking revenues were $10.0 million, 19% higher than in the corresponding quarter of the prior year, reflecting an increase in energy-related public offerings and fees from other corporate finance activities, partially offset by a substantial decline in public offerings of real estate investment trust securities.

Other revenues increased 9% to $7.9 million because of increased loan originations by the Company's mortgage banking subsidiaries.

Compensation and benefits increased 32% to $68.4 million as a result of higher sales and profitability-based compensation and the addition of expenses of Batterymarch.

Occupancy and equipment rental increased 19% to $8.6 million, primarily because of the addition of retail brokerage office locations, expenses of Batterymarch and higher transaction volume processed by the Company's data processing service bureau.

Communications expense of $6.3 million rose slightly from $6.2 million in the prior year's quarter.

Floor brokerage and clearing fees increased 12% to $1.3 million, reflecting increased securities transaction volume.

Other expense increased 7% to $13.6 million, attributable to the addition of expenses of Batterymarch, including amortization of intangibles, substantially offset by lower litigation-related expenses. The prior year's quarter included a special charge for the settlement of class action litigation.

Interest revenue increased 49% to $13.7 million because of higher interest rates earned on larger customer margin account balances and higher conduit stock loan balances.

Interest expense increased 52% to $6.0 million, reflecting higher interest rates paid on increased customer credit balances and increased conduit stock loan balances, partially offset by reduced interest expense as a result of conversion of the Company's 7% Convertible Subordinated Debentures in August 1995.

Income taxes rose 184% to $6.4 million as a result of an increase in pre-tax earnings. The effective tax rate declined to 40.9% from 42.1%, attributable to unusable state net operating losses in the prior year period.

Six Months Ended September 30, 1995 Compared to Six Months Ended
September 30, 1994

The Company's net earnings in the six months ended September 30, 1995 increased 111% to $17.1 million from $8.1 million in the prior year's corresponding period. Revenues rose 30% to $231.2 million from $178.3 million. Primary earnings per share were $1.28, up 97% from $.65. Fully diluted earnings per share increased 86% to $1.06 from $.57.

Commission revenues rose 33% to $77.9 million because of increases in sales of listed and over-the counter stocks and non-affiliated mutual funds.

Revenues from principal transactions increased 21% to $32.7 million because of increased sales of corporate bonds and over-the-counter stocks and higher trading profits on firm proprietary positions.

Investment advisory and related fees increased 49% to $60.2 million, reflecting the addition of fees earned by Batterymarch, and growth in assets under management in Company-sponsored mutual funds and the Company's fixed-income investment advisory subsidiary.

Investment banking revenues fell 10% to $19.2 million as a result of a substantial decline in the number and size of co-managed offerings of real estate investment trusts, offset in part by an increase in energy-related public offerings and fees from other corporate finance activities.

Other revenues rose 12% to $15.4 million, primarily because of increased loan originations at the Company's mortgage banking subsidiaries.

Compensation and benefits increased 25% to $131.4 million as a result of higher sales and profitability-based compensation and the addition of expenses of Batterymarch.

Occupancy and equipment rental increased 20% to $17.2 million because of the addition of retail brokerage office locations, the addition of expenses of Batterymarch and higher transaction volume processed by the Company's data processing service bureau.

Communications expense increased 8% to $13.1 million, primarily because of increased quote services related to brokerage office and product area expansion.

Floor brokerage and clearing fees rose 8% to $2.7 million, reflecting higher transaction volume.

Other expense increased 14% to $26.2 million, attributable to the addition of expenses of Batterymarch, including amortization of intangibles.

Interest revenue increased 50% to $25.8 million because of higher interest rates earned on larger customer margin account balances and higher levels of conduit stock loan and firm proprietary stock loan balances.

Interest expense increased 57% to $11.8 million because of higher interest rates paid on larger customer credit balances and increased levels of conduit stock loan balances.

Income taxes increased 112% to $11.8 million, principally because of an increase in pre-tax earnings. Effective tax rates were 40.9% and 40.8% in the current and prior year periods, respectively.


Liquidity and Capital Resources

On July 26, 1995, the Company called for redemption on August 25,
1995 (the "Redemption Date"), the $34.5 million aggregate principal amount outstanding of its 7% Convertible Subordinated Debentures due June 15, 2011 (the "Debentures").

Substantially all holders converted their Debentures into 45.96 shares of Common Stock for each $1 thousand principal amount of Debentures (based on the conversion price of $21.76 per share of Common Stock), with cash paid in lieu of fractional shares.

Except for the Debenture redemption described above and the use of short-term borrowing facilities, there has been no material change in the Company's financial position since March 31, 1995. A substantial portion of the Company's assets is liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed primarily by free credit balances, equity capital, bank lines of credit, subordinated borrowings and other payables.

During the six months ended September 30, 1995, cash and cash equivalents increased $53.5 million. Cash flows from financing activities generated $99.7 million, attributable to higher short -term borrowings by the Company's mortgage banking and securities brokerage affiliates. The Company used $93.3 million of cash in operating activities, primarily to fund higher securities inventories. Cash flows from investing activities provided $47.2 million, principally from reduced levels of investments in resale agreements.

On January 5, 1995, the Company acquired the assets of Batterymarch Financial Management ("Batterymarch"). The Company paid $54.1 million cash at closing. A supplemental closing payment of $5.9 million is due on or before January 1996 if Batterymarch reaches a specified annualized revenue level in any month during calendar 1995. An additional payment, due in early 1998 and based on Batterymarch's achievement of specified revenue levels for calendar 1997, could increase the total consideration up to $120.0 million. If the amount of any 1998 payment exceeds $40.0 million, the Company may pay all or any portion of the excess in the form of shares of the Company's common stock.

Recent Accounting Development

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation". Statement No. 123 is effective for fiscal years beginning after December 15, 1995. The Company is currently evaluating the provisions of Statement No. 123, and has yet to quantify the impact, if any, on its financial statements.

                   PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

     Taxable Municipal Bond Litigation.

     Reference is made to the discussion under the caption "Taxable Municipal Bond Litigation" in Item 3 of Registrant's 10-K Report for the fiscal year ended March 31, 1995 (the "10-K Report"). By order dated October 10, 1995, the MDL Court approved the settlement of the class actions on the terms described in the 10-K Report.

     The action captioned Magnolia Life Insurance Company v. Howard, Weil, Labouisse, Friedrichs Incorporated, as described in the 10-K Report, and an action by Washington National Life Insurance Company, a class plaintiff in the action involving Nebraska Investment Finance Authority Agricultural Revenue Bonds, are continuing. In the opinion of management, after consultation with legal counsel, these continuing actions will not have a material adverse effect on the consolidated financial statements of the Company.

     Nasdaq Market-Makers Antitrust Litigation

     Reference is made to the discussion under the caption "Nasdaq Market-Makers Antitrust Litigation" in Item 3 of Registrant's 10-K Report for the fiscal year ended March 31, 1995. On August 3, 1995, defendants' motion to dismiss the complaint in the class actions was granted on the ground that the complaint had failed to identify specific securities that were the subject of the alleged violations. The order of dismissal included leave to file an amended complaint. On August 22, 1995, plaintiffs filed an amended complaint that identifies specific securities.

Item 4.   Submission of Matters to a Vote of Security Holders.

     Registrant's annual meeting of stockholders was held July 27, 1995. In the election of directors, the seven director nominees were elected with the following votes:


                           Votes
                           Cast         For      Withhold

Edmund J. Cashman, Jr.   10,084,487  10,084,487   138,570
John F. Curley, Jr.      10,081,107  10,081,107   141,950
John B. Levert, Jr.       9,968,981   9,968,981   254,076
William Wirth            10,080,970  10,080,970   142,087
Harold L. Adams           9,982,786   9,982,786   240,271
W. Curtis Livingston      9,977,746   9,977,746   245,311
Margaret DeB. Tutwiler   10,080,235  10,080,235   142,822



The stockholders voted in favor of the amendment of the Legg Mason, Inc. Employee Stock Purchase Plan, the approval of the Legg Mason, Inc. Executive Incentive Compensation Plan and the ratification of the appointment of Coopers & Lybrand L.L.P. as independent auditors of the Registrant as follows:



                  Votes
                   Cast        For       Against   Abstain   Non-Vote
Amendment of
Legg Mason, Inc.
Employee Stock
Purchase Plan   8,504,789   7,171,837   1,332,952   46,471  1,671,797

Approval of
Legg Mason, Inc.
Executive Incen-
tive Compensa-
tion Plan      10,212,614   9,680,418     532,196   10,443     --

Ratification of
Appointment of
Auditors       10,111,660  10,104,860       6,800  111,397     --


Item 6. Exhibits and Reports on Form 8-K.


       (a)  Exhibits
            (11) Statements re: computation of per share earnings
            (27) financial data schedules

       (b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.

            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        LEGG MASON, INC.
                                          (Registrant)




DATE November 14, 1995       /s/ John F. Curley, Jr.
                              John F. Curley, Jr.
                              Vice Chairman of the Board





DATE November 14, 1995       /s/ F. Barry Bilson
                              F. Barry Bilson
                              Vice President - Finance

                        INDEX TO EXHIBITS

                                                             PAGE

11.   Statement re:  computation of per share earnings.      16-17

27.   Statement re:  financial data schedules.                18