Form 10-Q
period 1995-12-31
LEGG MASON INC
filed 1996-02-14
CIK 704051

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended December 31, 1995

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

15,383,321 shares of Common Stock as of the close of business on February 1, 1996.

                     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                LEGG MASON, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (in thousands of dollars)


                                          December 31,1995   March 31,1995
                                             (Unaudited)
ASSETS:
 Cash and cash equivalents                   $  176,639        $ 59,823
 Cash and securities segregated for
  regulatory purposes                            99,302          30,528
 Resale agreements                              107,268          63,960
 Receivable from customers                      368,109         306,004
 Securities borrowed                            145,735         120,402
 Securities owned, at market value               78,267          51,890
 Investment securities, at market value          14,744          19,589
 Property and equipment,net                      30,956          25,871
 Intangible assets                               67,060          72,463
 Other                                           81,423          66,128
                                             ----------        --------
                                             $1,169,503        $816,658
                                             ==========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
 Payable to customers                        $  523,993        $320,830
 Payable to brokers and dealers                  19,595           3,929
 Securities loaned                              117,885         104,304
 Short-term borrowings                           70,211             -
 Securities sold, but not yet purchased,
  at market value                                 6,782           6,362
 Accrued compensation                            38,524          15,866
 Other                                           40,227          36,427
                                             ----------        --------
                                                817,217         487,718
                                             ----------        --------

Subordinated liabilities                         68,000         102,487
                                             ----------        --------
Stockholders' equity:
 Common stock                                     1,400           1,225
 Additional paid-in capital                     115,763          79,591
 Retained earnings                              166,787         145,279
 Net unrealized appreciation on
  investment securities                             336             358
                                             ----------        --------
                                                284,286         226,453
                                             ----------        --------
                                             $1,169,503        $816,658
                                             ==========        ========



See notes to condensed consolidated financial statements.



                         LEGG MASON, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (in thousands, except per share amounts)
                                   (Unaudited)


                                         Three Months          Nine Months
                                      Ended December 31,    Ended December 31,
                                        1995       1994        1995      1994
Revenues:
 Commissions                         $ 40,950   $ 29,987    $118,892  $ 88,542
 Principal transactions                15,238     15,347      47,934    42,377
 Investment advisory and related fees  33,224     21,167      93,471    61,621
 Investment banking                    10,130      8,488      29,280    29,785
 Interest                              14,342     10,690      40,160    27,915
 Other                                  8,604      7,208      23,965    20,934
                                     --------   --------    --------  --------
                                      122,488     92,887     353,702   271,174
                                     --------   --------    --------  --------
Expenses:
 Compensation and benefits             71,231     54,817     202,592   159,894
 Occupancy and equipment rental         8,810      7,258      25,963    21,594
 Communications                         6,707      6,266      19,853    18,412
 Floor brokerage and clearing fees      1,021      1,227       3,674     3,674
 Interest                               6,204      4,378      18,047    11,931
 Other                                 13,109     11,953      39,278    34,990
                                     --------   --------    --------  --------
                                      107,082     85,899     309,407   250,495
                                     --------   --------    --------  --------
Earnings Before Income Taxes           15,406      6,988      44,295    20,679
 Income taxes                           6,248      2,855      18,077     8,442
                                     --------   --------    --------  --------
Net Earnings                         $  9,158   $  4,133    $ 26,218  $ 12,237
                                     ========   ========    ========  ========

Earnings per common share:
 Primary                             $    .63   $    .33    $   1.91  $    .98
 Fully diluted                       $    .56   $    .29    $   1.62  $    .86

Average number of common shares
 outstanding:
 Primary                               14,609     12,565      13,727    12,489
 Fully diluted                         17,245     16,804      17,161    16,737

Dividends declared per common share  $    .12   $    .11    $    .35  $    .32

Book value per common share          $  20.30   $  18.28    $  20.30  $  18.28





          See notes to condensed consolidated financial statements.



                       LEGG MASON, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                 (Unaudited)
                                                         Nine Months
                                                      Ended December 31,
                                                     1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                     $ 26,218       $ 12,237
  Noncash items included in earnings:
   Depreciation and amortization                    10,475          6,977
                                                  --------       --------
                                                    36,693         19,214
(Increase) decrease in assets:
  Cash and securities segregated for regulatory
    purposes                                       (68,774)        91,087
  Receivable from customers                        (62,105)       (46,364)
  Securities borrowed                              (25,333)       (16,946)
  Securities owned                                 (26,377)       (13,760)
  Other                                            (15,788)       ( 8,520)
 Increase(decrease) in liabilities:
  Payable to customers                             203,163         52,595
  Payable to brokers and dealers                    15,666           (636)
  Securities loaned                                 13,581         (7,502)
  Securities sold, but not yet purchased               420         (1,559)
  Accrued compensation                              22,658          3,757
  Other                                              3,483         (8,675)
                                                  --------       --------
CASH PROVIDED BY OPERATING ACTIVITIES               97,287         62,691
                                                  --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for:
  Property and equipment                            (9,711)       (10,923)
  Intangible assets                                   (445)          (482)
 Net (increase) decrease in resale agreements      (43,308)        14,268
 Purchases of investment securities                     -         (48,877)
 Proceeds from sales of investment securities        4,808         32,239
                                                  --------       --------
CASH USED FOR INVESTING ACTIVITIES                 (48,656)       (13,775)
                                                  --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in short-term borrowings              70,211         38,853
 Repayment of subordinated liabilities                 (69)            -
 Issuance of common stock                            2,420          1,794
 Repurchase of common stock                             -            (140)
 Dividends paid                                     (4,377)        (3,727)
                                                  --------       --------
CASH PROVIDED BY FINANCING ACTIVITIES               68,185         36,780
                                                  --------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS          116,816         85,696
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    59,823         40,208
                                                  --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $176,639       $125,904
                                                  ========       ========



     See notes to condensed consolidated financial statements.

                LEGG MASON, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands of dollars)
                        December 31, 1995
                           (Unaudited)

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

2.  Net Capital Requirements:

     The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. The Rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of December 31, 1995, the broker-dealer subsidiaries had aggregate net capital, as defined, of $102,008 which exceeded required net capital by $92,983.

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


4.  Supplemental Cash Flow Information:

     Interest payments were $18,847 1995 and $13,198 in 1994.
Income tax payments were $17,551 in 1995 and $8,899 in 1994.

5.  Convertible Subordinated Debenture Redemption:

    On July 26, 1995, the Company called for redemption on August
25, 1995 the $34.5 million aggregate principal amount outstanding of its 7% Convertible Subordinated Debentures due June 15, 2011
(the "Debentures").

     Substantially all holders converted their Debentures into
45.96 shares of Common Stock of the Company for each $1 thousand principal amount of Debentures (based on the conversion price of $21.76 per share of Common Stock) for a total issuance of 1,581,939 new common shares. Cash was paid in lieu of fractional shares.

6.   Litigation Settlement Charge:

     Other expense for the nine months ended December 31, 1994, includes a charge of $2,000 ($950 after tax) related to the proposed settlement of class action litigation arising from taxable municipal bond offerings underwritten in 1986 by one of the Company's subsidiaries.

7.   Recent Accounting Development:

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation". Statement No. 123 is effective for fiscal years beginning after December 15, 1995. The Company is currently evaluating whether to adopt the elective compensation measurement provisions of Statement No. 123.

8.   Subsequent Events:

     On January 2, 1996, the Company completed the acquisition of Bartlett & Co., an investment advisory firm located in Cincinnati, Ohio, through the issuance of 1,324,091 shares of common stock of the Company. The transaction will be accounted for as a pooling of interests.

     On February 9, 1996, the Company initiated a public offering of $100.0 million of 6.50% Senior Notes due February 15, 2006. The proceeds from the offering will be used for general corporate purposes.

Item 2.      Management's Discussion and Analysis of
          Results of Operations and Financial Condition

RESULTS OF OPERATIONS

During the Company's third quarter and nine months ended December 31, 1995, the securities industry benefitted from higher securities transaction volume, rising equity markets and declining interest rates as compared with the unfavorable market conditions experienced during the corresponding periods of the prior year.

Quarter Ended December 31, 1995 Compared to Quarter Ended December
31, 1994


In the third fiscal quarter ended December 31, 1995, the Company's net earnings increased 122% to $9.2 million from $4.1 million in the prior year's quarter. Revenues rose 32% to $122.5 million from $92.9 million. Primary earnings per share were $.63, up 91% from $.33. Fully diluted earnings per share increased 93% to $.56 from $.29.

Commission revenues rose 37% to $41.0 million because of increased sales of listed securities, non-affiliated mutual funds and over-the-counter securities.

Revenues from principal transactions fell 1% to $15.2 million, with lower sales of municipal, U.S. government and agency securities substantially offset by higher trading profits on firm proprietary positions and higher sales of over-the-counter and corporate debt securities.

Investment advisory and related fees increased for the 23rd consecutive quarter and were 57% higher than in the corresponding quarter of the prior year as a result of the addition of fees earned by Batterymarch Financial Management, acquired in January 1995, and growth in assets under management in Company-sponsored mutual funds and the Company's fixed-income investment advisory subsidiary. Company subsidiaries now serve as investment advisors to individual and institutional accounts and mutual funds with assets of $30.9 billion, up from $18.0 billion at December 31, 1994.

Investment banking revenues were $10.1 million, 19% higher than in the corresponding quarter of the prior year, reflecting an increase in fees from energy-related securities offerings.

Other revenues increased 19% to $8.6 million because of an increase in loan originations by the Company's mortgage banking subsidiaries.

Compensation and benefits increased 30% to $71.2 million, reflecting higher sales and profitability-based compensation and the addition of expenses of Batterymarch.

Occupancy and equipment rental increased 21% to $8.8 million, principally as a result of increased location costs for new retail brokerage offices, higher transaction volume processed by the Company's data processing service bureau and increased computer depreciation expense. In addition, the current quarter includes the expenses of Batterymarch.

Communications expense of $6.7 million rose 7% because of the addition of Batterymarch and new retail brokerage office locations.

Floor brokerage and clearing fees decreased 17% to $1.0 million, as a result of installation of a new order processing system beginning in November 1995.

Other expense increased 10% to $13.1 million, attributable to the addition of expenses of Batterymarch, including amortization of intangibles, and higher consulting and programming expenses, offset in part by lower litigation-related expenses.

Interest revenue increased 34% to $14.3 million, because of higher interest rates earned on larger customer margin account and firm investment balances, as well as higher conduit stock loan activity.

Interest expense increased 42% to $6.2 million as a result of larger customer credit balances and conduit stock loan balances, partially offset by reduced interest expense following conversion of the Company's 7% Convertible Subordinated Debentures in August 1995.

Income taxes rose 119% to $6.2 million because of an increase in pre-tax earnings. The effective tax rate was 40.6% compared with 40.9% in the prior year's quarter.

Nine Months Ended December 31, 1995 Compared to Nine Months Ended
December 31, 1994

The Company's net earnings in the nine months ended December 31, 1995 increased 114% to $26.2 million from $12.2 million in the prior year's corresponding period. Revenues rose 30% to $353.7 million from $271.2 million. Primary earnings per share were $1.91, up 95% from $.98. Fully diluted earnings per share increased 88% to $1.62 from $.86.

Commission revenues rose 34% to $118.9 million because of increases in sales of listed and over-the counter securities and non-affiliated mutual funds.

Revenues from principal transactions increased 13% to $47.9 million, mainly because of higher sales of over-the-counter stocks and corporate bonds and higher trading profits on firm proprietary positions, partially offset by a decline in sales of municipal securities.

Investment advisory and related fees increased 52% to $93.5 million, principally as a result of the addition of fees earned by Batterymarch, growth in assets under management in Company-sponsored mutual funds and in the Company's fixed-income investment advisory subsidiary.

Investment banking revenues fell 2% to $29.3 million as a result of a substantial decline in the number and size of co-managed offerings of real estate investment trusts, substantially offset by an increase in fees from energy- and banking-related stock offerings, as well as increased private placement activities.

Other revenues rose 14% to $24.0 million, primarily because of increased loan origination fees at the Company's mortgage banking subsidiaries.

Compensation and benefits increased 27% to $202.6 million because of higher sales and profitability-based compensation and the addition of expenses of Batterymarch.

Occupancy and equipment rental increased 20% to $26.0 million because of increased rent and depreciation expense related to new retail brokerage office locations and expanded product areas, the addition of expenses of Batterymarch and higher transaction volume processed by the Company's data processing service bureau.

Communications expense increased 8% to $19.9 million, primarily because of the addition of retail brokerage office locations, the addition of expenses of Batterymarch and increased quote services related to brokerage office and product area expansion.

Other expense increased 12% to $39.3 million, attributable to the addition of expenses of Batterymarch, including amortization of intangibles, and increased programming and computer data service costs, offset in part by lower litigation-related and promotional expenses.

Interest revenue increased 44% to $40.2 million because of higher interest rates earned on larger customer margin account and higher stock loan balances.

Interest expense increased 51% to $18.0 million because of higher interest rates paid on larger customer credit balances and higher conduit stock loan balances, offset in part by reduced interest expense as a result of conversion of the Company's 7% Convertible Subordinated Debentures.

Income taxes rose 114% to $18.1 million, principally because of an increase in pre-tax earnings. The effective tax rate was 40.6% and 40.8% in the current and prior year periods, respectively.


Liquidity and Capital Resources

On July 26, 1995, the Company called for redemption on August 25,
1995, the $34.5 million aggregate principal amount outstanding of its 7% Convertible Subordinated Debentures due June 15, 2011 (the
"Debentures").

Substantially all holders converted their Debentures into 45.96 shares of Common Stock for each $1 thousand principal amount of Debentures (based on the conversion price of $21.76 per share of Common Stock), with cash paid in lieu of fractional shares.

Except for the Debenture redemption described above, the use of short-term borrowing facilities and larger customer credit balances, which historically increase at calendar year end, there has been no material change in the Company's financial position since March 31, 1995. A substantial portion of the Company's assets is liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed primarily by free credit balances, equity capital, bank lines of credit, subordinated borrowings and other payables.

During the nine months ended December 31, 1995, cash and cash equivalents increased $116.8 million. Cash flows from operating activities provided the Company with $97.3 million of cash, principally from increased customer payables. Cash flows from financing activities contributed $68.2 million, attributable to higher short-term borrowings by the Company's mortgage banking and securities brokerage affiliates. Cash flows from investing activities used $48.7 million as a result of reduced levels of investments in resale agreements.

On January 5, 1995, the Company acquired the assets of Batterymarch Financial Management ("Batterymarch"). The Company paid $54.1 million in cash at closing. An additional payment, due in early 1998 and based on Batterymarch's achievement of specified revenue levels for calendar 1997, could increase the total consideration up to $120.0 million. If the amount of any 1998 payment exceeds $40.0 million, the Company may pay all or any portion of the excess in the form of shares of the Company's common stock.


On February 9, 1996, the Company initiated a public offering of $100.0 million of 6.50% Senior Notes due February 15, 2006. The proceeds from the offering will be used for general corporate purposes. The Company has available for offering an additional $50.0 million of debt and convertible debt securities pursuant to a shelf registration filed on January 11, 1996.

Recent Accounting Development

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation". Statement No. 123 is effective for fiscal years beginning after December 15, 1995. The Company is currently evaluating whether to adopt the elective compensation measurement provisions of Statement No. 123.

Subsequent Event

On January 2, 1996, the Company completed the acquisition of Bartlett & Co., an investment advisory firm located in Cincinnati, Ohio, through the issuance of 1,324,091 shares of common stock of the Company. The transaction will be accounted for as a pooling of interests.

                   PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.


       (a)  Exhibits
            (11) Statements re:   computation of per share
            earnings
            (27) Financial Data Schedules

       (b) No reports on Form 8-K were filed during the quarter ended December 31, 1995.

                       SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        LEGG MASON, INC.
                                          (Registrant)




DATE: February 14, 1996       /s/ John F. Curley, Jr.
                              John F. Curley, Jr.
                              Vice Chairman of the Board





DATE: February 14, 1996       /s/ F. Barry Bilson
                              F. Barry Bilson
                              Vice President - Finance

                        INDEX TO EXHIBITS

                                                             PAGE

11.   Statement re:  computation of per share earnings.      15-16

27.   Statement re:  financial data schedules.                17