Form 10-K
period 1996-03-31
LEGG MASON INC
filed 1996-06-28
CIK 704051

       COVER

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

(Mark One)
    X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended March 31, 1996
                                        or
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of May 20, 1996, the aggregate market value of the registrant's common stock held by non-affiliates was $446,742,355.

     As of May 20, 1996, the number of shares outstanding of the registrant's common stock was 15,402,627.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement dated June 14, 1996 are incorporated by reference into Part III.

Part I

Item 1.   Business.

General

          Legg Mason, Inc. is a holding company which, through its subsidiaries, is engaged in securities brokerage and trading, investment management of individual and institutional accounts and Company-sponsored mutual funds, investment banking for corporations and municipalities, commercial mortgage banking and provision of other financial services.

          The Company's principal broker-dealer subsidiary is Legg Mason Wood Walker, Incorporated ("Legg Mason Wood Walker"), a full service regional broker-dealer and investment banking firm operating primarily in the Eastern and Mid-South regions of the United States. Another broker-dealer subsidiary, Howard, Weil, Labouisse, Friedrichs Incorporated ("Howard Weil"), engages primarily in energy-related investment banking and institutional brokerage.

          Investment advisory subsidiaries of the Company, and their respective assets under management as of March 31, 1996, include Legg Mason Fund Adviser, Inc., which serves as investment adviser to or manager of Company-sponsored mutual funds, with assets of approximately $5.6 billion; Western Asset Management Company, which manages fixed-income assets for institutional accounts, with approximately $17.8 billion under management; Batterymarch Financial Management, Inc., which manages emerging markets, international and U.S. equity portfolios for institutional clients, with approximately $4.0 billion under management; Legg Mason Capital Management, Inc., which serves as investment adviser to individual and institutional accounts, with approximately $820 million under management; Gray, Seifert & Co., Inc., which serves as investment adviser to wealthy individual, family group, endowment and foundation accounts, with approximately $840 million under management; The Fairfield Group, Inc., which serves as investment adviser to mutual funds (with assets of approximately $260 million) structured to meet the investment needs of banks and bank trust departments; Bartlett & Co., which serves as investment adviser to high net worth individuals and institutions, with approximately $2.2 billion under management; and Western Asset Global Management Limited, which manages international fixed-income securities and currencies, with approximately $2.7 billion under management.

          The Company's principal real estate finance subsidi-aries are Legg Mason Real Estate Services, Inc. (formerly named Latimer & Buck, Inc.) and Dorman & Wilson, Inc., which are primarily engaged in commercial mortgage banking and commercial loan servicing.

          In the fiscal year ended March 31, 1996, the Company's total revenues were derived approximately 48% from individual investor brokerage accounts, including interest on margin accounts, 6% from institutional investor brokerage accounts, 28% from investment advisory services, and the balance from transactions as principal with other dealers, investment banking, commercial mortgage banking and other activities.

          The Company was incorporated in Maryland in 1981 to serve as a holding company for Legg Mason Wood Walker and other subsidiaries. The predecessor company to Legg Mason Wood Walker was formed in 1970 under the name Legg Mason & Co., Inc. to combine the operations of Legg & Co., a Maryland-based broker-dealer formed in 1899, and Mason & Company, Inc., a Virginia-based broker-dealer formed in 1962. The Company's subsequent growth has occurred through internal expansion as well as through its acquisitions of broker-dealer, investment management and commercial mortgage banking firms.

          Unless the context otherwise requires, all references in this Report to the Company include Legg Mason, Inc. and its predecessors and subsidiaries.

Recent Acquisitions

          On January 2, 1996, the Company issued 1,324,091 shares of its common stock to acquire Bartlett & Co. ("Bartlett"), an investment management firm located in Cincinnati that manages equity, fixed income, and balanced accounts for high net worth individuals and institutions. The acquisition was accounted for as a pooling of interests. Accordingly, all financial data contained in this Report has been restated to include the accounts of Bartlett for all periods presented.

          On February 13, 1996, the Company acquired Lehman Brothers Global Asset Management Limited (since renamed Western Asset Global Management Limited), an investment management firm located in London that specializes in international fixed-income and currency management. The acquisition was accounted for under the purchase method of accounting.

Registrations and Exchange Memberships

          Legg Mason Wood Walker and Howard Weil are registered as broker-dealers with the Securities and Exchange Commission ("SEC"), are members of the New York Stock Exchange, Inc. ("NYSE"), the New York Futures Exchange, Inc., the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investors Protection Corporation ("SIPC"), and are registered as futures commission merchants with the Commodity Futures Trading Commission. In addition, Legg Mason Wood Walker is a member of the Philadelphia, Pacific and Chicago Stock Exchanges.

Brokerage Offices

          The following table reflects, as of March 31, 1996, certain information with respect to the Company's securities brokerage offices.


                                   Number of
                                   Investment         Number of
    Location                       Executives          Offices
United States:
  Maryland                            242                16
  Pennsylvania                        167                19
  Virginia                             92                 9
  Louisiana                            85                 9
  North Carolina                       61                 7
  Massachusetts                        44                 2
  Texas                                40                 4
  Ohio                                 38                 3
  District of Columbia                 33                 1
  Florida                              27                 7
  New Jersey                           26                 4
  Alabama                              24                 3
  New York                             22                 2
  Connecticut                          17                 3
  West Virginia                        16                 2
  Delaware                             15                 2
  Mississippi                          14                 3
  Maine                                11                 1
  Tennessee                             9                 1
  South Carolina                        6                 1
  Rhode Island                          5                 1
  Illinois                              2                 1

United Kingdom:
  London                                3                 1
France:
  Paris                                 1                 1

         TOTAL                      1,000               103


Revenues by Source

             The following table sets forth certain information regarding the revenues of the Company by source.



                                            Years Ended March 31,
                                1994               1995               1996
                                           (Dollars in thousands)
                           Amount  Percent   Amount  Percent    Amount  Percent
Commissions
  Listed                 $ 68,583   16.5%  $ 60,356   15.5%   $ 79,976   15.5%
  Over-the-Counter         30,706    7.4     25,414    6.5      36,211    7.0
  Mutual Funds             31,367    7.5     23,315    6.0      35,276    6.8
  Insurance & Annuities    10,660    2.6     11,621    3.0      14,409    2.8
  Options & Commodities     2,459    0.6      2,270    0.6       3,309    0.7

     Total                143,775   34.6    122,976   31.6     169,181   32.8

Principal Transactions(1)
  Customer Related:
    Government & Agency    16,235    3.9     12,986    3.3      12,406    2.4
    Municipal              13,173    3.2     17,901    4.6      14,845    2.9
    Corporate Debt          2,855    0.7      5,989    1.5       8,817    1.7
    Equities               17,969    4.3     18,467    4.8      24,112    4.7

                           50,232   12.1     55,343   14.2      60,180   11.7

  Dealer Related:
    Government & Agency       714    0.2        903    0.2       1,171    0.2
    Municipal                (585)  (0.1)       (75)    -         (205)    -
    Corporate Debt             45     -         515    0.2         398    0.1
    Equities                3,543    0.8      2,784    0.7       4,326    0.8

                            3,717    0.9      4,127    1.1       5,690    1.1

     Total                 53,949   13.0     59,470   15.3      65,870   12.8

Investment Advisory &
  Related Fees             79,958   19.2    102,518   26.4     144,790   28.0

Investment Banking(2)
  Corporate                60,838   14.6     27,078    7.0      36,495    7.1
  Municipal                18,445    4.4      7,575    1.9       6,833    1.3

     Total                 79,283   19.0     34,653    8.9      43,328    8.4

Interest Income            30,332    7.3     39,697   10.2      57,098   11.1

Other(3)                   28,639    6.9     29,751    7.6      35,776    6.9

     Total Revenues      $415,936  100.0%  $389,065  100.0%   $516,043  100.0%


(1) Principal transactions (securities transactions in which the Company buys for or sells from its own inventory) are classified as "Customer Related" when such transactions are effected with a customer of the Company (whether an individual or institutional investor) and as "Dealer Related" when such transactions are effected with another dealer.
(2) Principally selling concessions from underwriting participations and fees from managed and co-managed offerings.
(3)      Includes revenues from mortgage servicing and loan originations (1994:
         $14,908; 1995: $14,603; 1996: $19,192).

Retail Securities Business

              For the fiscal years ended March 31, 1994, 1995 and 1996, revenues derived from securities transactions for individual investors (excluding interest on margin accounts) constituted approximately 83%, 87% and 88%, respectively, of total revenues from securities transactions and 48%, 44% and 42%, respectively, of the Company's total revenues. Management believes that such services will continue to be the Company's primary source of revenues in the foreseeable future, although the percentage of total revenues may decrease primarily as a result of increases in investment advisory revenues. Retail commissions are charged on both exchange and over-the-counter ("OTC") transactions in accordance with a schedule which the Company has formulated and may change from time to time. Discounts from the schedule are granted in certain cases. The Company also offers certain account arrangements under which a single fee is charged based on a percentage of the assets held in a customer's account and no commissions are charged on a transaction-by-transaction basis. When OTC transactions are executed by the Company as a dealer, the Company receives, in lieu of commissions, mark-ups or mark-downs that are included in the "Revenues by Source" table as customer-related principal transactions. The Company has dealer-sales agreements with several major distributors that offer mutual fund shares through broker-dealers. In addition, the Company sells shares of Company-sponsored mutual funds. See "Company-Sponsored Mutual Funds."

Margin Accounts, Interest Income and Free Credit Balances

              Customers' securities transactions are effected on either a cash or a margin basis. In a margin account, the customer pays less than the full cost of the securities purchased and the broker-dealer makes a loan for the balance of the purchase price secured by the securities purchased or other securities owned by the customer. The amount of the loan is subject to the margin regulations (Regulation T) of the Board of Governors of the Federal Reserve System, NYSE margin requirements, and the Company's internal policies, which in some instances are more stringent than Regulation T or NYSE requirements. In permitting a customer to purchase securities on margin, the Company is subject to the risk that a market decline could reduce the value of its collateral below the amount of the customer's indebtedness and that the customer might be unable otherwise to repay the indebtedness.

              Interest is charged on amounts borrowed by customers (debit balances) to finance their margin transactions. The rate of interest charged to customers is the brokers' call money rate (the interest rate on bank loans to brokers collateralized by securities) plus an additional amount that varies depending upon the size of the customer's debit balance and level of account activity. For the fiscal years ended March 31, 1994, 1995 and 1996, interest income derived from these sources constituted approximately 3%, 5% and 5%, respectively, of the Company's total revenues. Interest is also earned on securities owned by the Company and on operating and segregated cash balances.

              Free credit balances (excess funds kept by customers in their brokerage accounts) and equity capital are the primary sources of funds used to finance customers' margin account borrowings. Legg Mason Wood Walker pays interest on certain free credit balances in customers' accounts when the customer has indicated that the funds will be used for reinvestment at a future date. In fiscal 1996, Legg Mason Wood Walker paid interest on approximately 74% of customer free credit balances.

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

              Transactions are executed by the Company acting as broker or as principal. The Company permits discounts from its commission schedule to its institutional customers. The size of such discounts varies with the size of particular transactions and other factors. For the fiscal years ended March 31, 1994, 1995 and 1996, revenues derived from securities transactions for institutional investors constituted approximately 17%, 13% and 12%, respectively, of total revenues from securities transactions and 9%, 6% and 6%, respectively, of the Company's total revenues.

Principal Transactions

              The Company makes primary markets in equity securities that are traded OTC, particularly securities of companies located in the Mid-Atlantic and Mid-South regions. The Company is also an active market maker and distributor of municipal bonds, particularly bonds issued by municipalities located in the Mid-Atlantic and Mid-South regions.

              As of March 31, 1996, the Company made markets in equity securities of approximately 400 corporations, including corporations for which the Company has acted as a managing or co-managing underwriter. The Company has 29 traders involved in trading corporate equity and debt securities, 10 in trading municipal securities, and 12 in trading government securities.

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


                      Managed or Co-Managed Offerings
Calendar Year     Number of Issues             Amount of Offering
                Corporate  Municipal       Corporate       Municipal
  1991             23         215       $3,792,939,000  $ 4,813,803,000
  1992             62         314        7,361,066,000   10,091,755,000
  1993             81         340        9,949,500,000   15,715,724,000
  1994             24         227        3,764,956,000    5,779,156,000
  1995             22         165          958,377,000    4,112,580,000



                           Underwriting Participations
Calendar Year     Number of Issues          Amount of Participation
                Corporate   Municipal      Corporate       Municipal
  1991             380        313       $  595,406,000  $ 1,654,210,000
  1992             500        362        1,139,104,000    1,845,151,000
  1993             598        458        1,396,410,000    6,017,729,000
  1994             411        309          776,258,000    1,187,236,000
  1995             354        232          675,257,000      627,973,000


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

              At March 31, 1996, the Company had 70 professionals engaged in investment banking activities, including 35 in municipal finance and 35 in corporate finance.

Company-Sponsored Mutual Funds

              The Company, through various subsidiaries, sponsors and serves as investment advisor and distributor for domestic and international equity, fixed-income and money market mutual funds and offshore investment funds. As of March 31, 1995 and 1996, the aggregate net assets of all of these proprietary funds were approximately $4.7 billion and $7.5 billion, respectively. Approximately 43% of this increase resulted from the Company's acquisition of Bartlett & Co. and Western Asset Global Management Limited in the fourth quarter of fiscal 1996.

              For the fiscal years ended March 31, 1994, 1995 and 1996, the Company received approximately $16.8 million, $21.0 million and $26.0 million, respectively, in asset-based sales charges from its sponsored mutual funds.

Investment Advisory Services

              Legg Mason Fund Adviser, Inc. serves as investment adviser to or manager of various Company-sponsored mutual funds.

              Western Asset Management Company specializes in the management of fixed-income assets for institutional clients. At March 31, 1995 and 1996, Western had approximately $12.5 billion and $17.8 billion, respectively, under management (not including assets in Company-sponsored mutual funds for which it serves as investment adviser).

              Batterymarch Financial Management, Inc., acquired in January 1995, manages emerging markets, international, and U.S.
equity portfolios for institutional clients. At March 31, 1995 and 1996, Batterymarch managed assets with a value of approximately $4.9 billion and $4.0 billion, respectively.

              Gray, Seifert & Co., Inc., manages securities portfolios for wealthy individuals and family groups, endowments, and foundations. At March 31, 1995 and 1996, Gray Seifert managed assets with a value of approximately $680 million and $840 million, respectively.

              Bartlett & Co., acquired in January 1996, manages securities portfolios for high net worth individuals, family groups and institutions. At March 31,1996, Bartlett managed assets with a value of approximately $2.2 billion.

              Western Asset Global Management Limited, acquired in February 1996, manages international fixed-income securities and currencies for institutions worldwide. At March 31, 1996, Western Asset Global managed assets with a value of approximately
$2.7 billion.

              The Company has revenue sharing agreements with Western, Batterymarch, Gray Seifert and Bartlett and certain of their key officers pursuant to which a specified percentage of the subsidiary's revenues is distributed to Legg Mason, Inc., and the balance of the revenues is retained by the subsidiary to pay its operating expenses, including salaries and bonuses, with specific expense and compensation allocations being determined by the subsidiary's management.

              Legg Mason Capital Management, Inc. manages securities portfolios of individual and institutional clients. At March 31, 1995 and 1996, this subsidiary managed assets with values of approximately $740 million and $820 million, respectively, including approximately $55 million and $125 million, respectively, of the Company's funds invested in short-term securities (not including assets in Company-sponsored mutual funds for which it serves as investment adviser).

              The Fairfield Group, Inc., offers several investment vehicles structured to meet the specialized investment needs of banks and bank trust departments. These include the Navigator taxable and tax-free money market funds, with combined assets of approximately $310 million and $260 million at March 31, 1995 and 1996, respectively, and Navigator REPO/LINE, a service which invested approximately $1.3 billion and $1.1 billion at March 31, 1995 and 1996, respectively, of short-term cash in repurchase agreements collateralized by U.S. government and government agency securities.

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

Mortgage Banking and Real Estate Services

              Legg Mason Real Estate Services, Inc. ("LMRES") and Dorman & Wilson, Inc. are engaged in the commercial mortgage banking business. These firms originate, structure, place and service commercial mortgages on income-producing properties for insurance companies, pension funds and other investors.
LMRES is also engaged in the business of managing commercial mortgage portfolios on behalf of pension funds, with a major portion of this business consisting of management services provided to two state pension funds. LMRES' headquarters are located in Philadelphia, Pennsylvania, and it has offices located in the Mid-Atlantic and Southeastern regions of the United States.
Dorman & Wilson is headquartered in White Plains, New York, and has offices in New York and New Jersey.

              As of March 31, 1995 and 1996, the combined commercial mortgage servicing portfolios of LMRES and Dorman & Wilson totaled approximately $10.8 and $10.0 billion, respectively.

              Legg Mason Realty Group, Inc., with offices in
Baltimore, Washington, D.C. and Philadelphia, provides market feasibility, consulting and appraisal services regarding residential, retail, commercial and industrial real estate to a diverse clientele.

Insurance Brokerage and Financial Planning

              Approximately 825 of the Company's investment executives are licensed to sell insurance. Legg Mason Financial Services, Inc., a wholly-owned subsidiary of the Company, acts as general agent for several life insurance companies and sells fixed and variable annuities and insurance. The Company also offers comprehensive financial planning services to individuals.

Other Services

              At March 31, 1996, the Company served as a non-bank custodian for approximately 109,000 IRA's, 2,800 Keogh Plans, and
11,200 Simplified Employee Pension Plans.

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

Operations

              Administrative and operations personnel are responsible for the processing of securities transactions; receipt, identification and delivery of funds and securities; internal financial controls; office services; custody of customers' securities and the handling of margin accounts. At March 31, 1996, the Company had approximately 265 full-time employees performing such functions.

              There is considerable fluctuation during any year and from year to year in the volume of transactions the Company must process. During the fiscal years ended March 31, 1994, 1995 and 1996, the Company processed approximately 2,146,000, 2,056,000 and 2,586,000 securities transactions, respectively. The Company records transactions and posts its books on a daily basis. Operations personnel monitor day-to-day operations to determine compliance with applicable laws, rules and regulations. Failure to keep current and accurate books and records can render the Company liable to disciplinary action by governmental and self-regulatory authorities.

              Legg Mason Wood Walker executes and clears all of its own securities transactions as a member of the NYSE and various regional exchanges, clearing corporations and depositories.

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

Employees

              At March 31, 1996, the Company had approximately 3,200 employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory. However, competition for experienced financial services personnel, especially investment executives and investment management professionals, is keen and from time to time the Company may experience a loss of valuable personnel.

              The Company recognizes the importance of hiring and training investment executives. The Company trains new investment executives who are required to take examinations given by the NYSE, the NASD and various states in order to be registered and qualified, and maintains ongoing training for investment executives.

Competition

              The Company is engaged in an extremely competitive business. Its competition includes, with respect to one or more aspects of its business, numerous national, regional and local broker-dealer and investment advisory firms, and commercial banks and thrift institutions. Many of these organizations have substantially greater personnel and financial resources than the Company. Discount brokerage firms oriented to the retail market, including firms affiliated with banks and mutual fund organizations, are devoting substantial funds to advertising and direct solicitation of customers in order to increase their share of commission dollars and other securities-related income. In many instances, the Company is competing directly with such organizations. The Company also competes for investment funds with banks, insurance companies and investment companies. The principal competitive factors relating to the Company's business are the quality of advice and services provided to investors and the price of those services.

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

              The Company's broker-dealer subsidiaries are required by federal law to belong to the SIPC. When the SIPC fund falls below a certain amount, members are required to pay annual assessments of up to 1% of adjusted gross revenues. The
Company's broker-dealer subsidiaries paid an annual assessment in the amount of .0007% of their adjusted gross revenues in fiscal 1996. The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. The Company purchases insurance that provides additional protection for securities of up to $24,500,000 per customer.

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

              Rule 15c3-1 provides that a broker-dealer doing business with the public shall not permit its aggregate indebtedness to exceed 15 times its net capital (the "primary method") or, alternatively, that it not permit its net capital to be less than 2% of its aggregate debit items (primarily receivables from customers and broker-dealers) computed in accordance with such Rule. As of March 31, 1996, the Company's broker-dealer subsidiaries had aggregate net capital of $102.4 million, which exceeded the minimum net capital requirements by $92.9 million.

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

Outstanding Subordinated Liabilities

              Legg Mason Wood Walker has incurred subordinated liabilities ("Subordinated Liabilities") which it is permitted to treat as capital for the purposes of the Uniform Net Capital Rule and NYSE Rules 325 and 326. The Subordinated Liabilities instruments issued by Legg Mason Wood Walker provide that such liabilities shall be subordinated in right of payment to the prior payment in full, or provision for such payment, of all obligations to all other present and future creditors of Legg Mason Wood Walker (except for other Subordinated Liabilities similarly subordinated). At March 31, 1996, Legg Mason Wood Walker had a $5.0 million Subordinated Liability outstanding, due to Legg Mason, Inc. The Subordinated Liability may, with the prior written consent of the NYSE, be prepaid in whole or in part at any time after such Subordinated Liability has been outstanding for more than one year. Legg Mason Wood Walker may not pay or permit the payment or withdrawal of any Subordinated Liability if, after giving effect to such payment or withdrawal, its net capital would be less than 5% (6% in the case of the Subordinated Liability due to Legg Mason, Inc.) of aggregate debit items. See Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Report.

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

              Fixed minimum commissions for securities transactions were eliminated in 1975, resulting in substantial discounts of commissions earned from institutional customers and in the establishment of an increasing number of firms, including affiliates of banks and mutual fund organizations, that offer discount brokerage services to retail customers. These firms generally effect transactions at lower commission rates on an "execution only" basis, without offering other services such as investment advice and research that are provided by "full-
- -service" brokerage firms such as the Company. In addition, some discount brokerage firms have increased the range of services that they offer. Continued increases in the number of discount brokerage firms and services provided by such firms may adversely affect the Company.

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

Item 2.       Properties.

              The Company leases a substantial portion of its office space. The Company's headquarters are located in an office building in which the Company is the major tenant. The Company currently occupies approximately 93,200 square feet in that building for a term expiring in February 1998. Annual base rent for the current leased space is approximately $2.2 million.

              The Company's administrative and operations personnel are located in an office building owned by the Company. The building, located in Baltimore, consists of a total of 155,000 square feet, of which approximately 107,400 square feet is occupied by the Company and 47,600 square feet is leased to unrelated tenants.

              Information concerning location of the Company's sales offices is contained in Item 1 of this Report. See Note 9 of Notes to Consolidated Financial Statements in Item 8 of this
Report.

Item 3.       Legal Proceedings.

              Nasdaq Market-Makers Antitrust Litigation

              Legg Mason Wood Walker and approximately thirty other broker-dealer firms have been named as defendants in a number of purported class actions filed in various federal courts alleging violation of federal antitrust laws. The first of these actions was filed in May 1994, and in October 1994 the actions were consolidated in the United States District Court for the Southern District of New York under the caption In re Nasdaq Market-Makers Antitrust Litigation. The consolidated complaint alleges that the defendants violated the antitrust laws by conspiring to raise, fix and maintain the "spreads" on certain securities traded on Nasdaq by refusing to quote bids and asks in so-called "odd-eighths." The actions purport to be brought on behalf of all persons who purchased or sold these securities on Nasdaq during the approximately five year period preceding commencement of the litigation. The plaintiffs seek treble damages in an unspecified amount, injunctive relief, and attorneys' fees and costs. In August 1995, a motion to dismiss was granted based on failure of the complaint to identify specific securities that were the subject of the alleged violations, with leave for plaintiffs to amend the complaint. On August 23, 1995, an amended complaint was filed identifying specific securities.

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

Item 4.       Submission of Matters to a Vote of Security Holders.

              None.

Item 4A.      Executive Officers of the Company.

              Information (not included in the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders) regarding certain executive officers of the Company is as follows:

              F. Barry Bilson, age 43, was elected Vice
President-Finance of the Company in June 1984. He served as Controller of the Company from October 1983 until September 1988, and as Controller of Legg Mason Wood Walker from April 1981 to September 1988. From December 1978 to March 1981, he was Assistant Controller of the Coatings Division of Dutch Boy, Inc. Mr. Bilson is a certified public accountant.

              Theodore S. Kaplan, age 53, became Senior Vice President and General Counsel of the Company in April 1993. From 1970 until he joined the Company, he was engaged in the private practice of law with the firm of Weinberg and Green. Prior to 1970, Mr. Kaplan served as an attorney in the Office of the General Counsel and Division of Corporation Finance of the Securities and Exchange Commission.

              Timothy C. Scheve, age 38, has been Treasurer of the Company and of Legg Mason Wood Walker since January 1992. He became a Vice President of the Company in August 1993 and a Senior Vice President of Legg Mason Wood Walker in August 1994. Mr. Scheve has served in various financial and administrative capacities since joining the Company in 1984. Mr. Scheve was a management consultant with Price Waterhouse & Co. prior to joining the Company.

              Elisabeth N. Spector, age 48, became a Senior Vice President of the Company and Legg Mason Wood Walker in January 1994. She has general responsibilities in business and financial strategy. From November 1989 until she joined the Company, Ms. Spector was employed by the Resolution Trust Corporation, where, among other things, she served as the initial Director of the RTC's Capital Markets Division. From 1975 to November 1989 she was an investment banker with Merrill Lynch & Co., Inc.

              Edward A. Taber III, age 52, became an Executive Vice President of the Company in September 1992 and a Senior Executive Vice President in July 1995. He is responsible for supervising the Company's investment management activities. From 1973 until he joined the Company, Mr. Taber held various positions with T. Rowe Price Associates, Inc., an investment management firm, last serving as Director of that firm's taxable fixed income division. Prior to 1973, Mr. Taber served as the Treasurer and Chief Financial Officer of the Federal Home Loan Bank of Boston. Mr. Taber is a Director of the Legg Mason Value Trust, Inc., the Legg Mason Total Return Trust, Inc., the Legg Mason Special Investment Trust, Inc., a trustee of the Legg Mason Tax-Free Income Fund and the Legg Mason Cash Reserve Trust, President and a director of the Legg Mason Income Trust, Inc., the Legg Mason Global Trust, Inc., and the Legg Mason Investors Trust, Inc., and Vice
President of the Worldwide Value Fund, Inc.

                             PART II

Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters.

              Shares of Legg Mason, Inc. common stock are listed and traded on the New York Stock Exchange (symbol LM). As of
March 31, 1996, there were 1,480 shareholders of record of the Company's common stock. Information with respect to the Company's dividends and stock prices is as follows:


                                                Quarter ended

                               Mar. 31       Dec. 31       Sept. 30      June 30
1996
Cash dividend per share       $    .12      $    .12        $   .12      $   .11
Stock price range:
   High                         31.125        31.375         30.625       28.625
   Low                          26.500        27.375         26.500       23.125

1995
Cash dividend per share       $    .11      $   .11         $   .11      $   .10
Stock price range:
   High                         23.750        22.000         22.875       22.000
   Low                          20.625        19.750         18.500       18.125



Item 6.       Selected Financial Data.*


(Dollars in thousands except per share amounts)

                                                   Years ended March 31,
                                   1996         1995        1994        1993        1992
OPERATING RESULTS
Revenues                     $  516,043     $389,065    $415,936    $353,523    $309,670
Expenses                        452,189      361,362     356,313     304,487     274,572

Earnings before income taxes     63,854       27,703      59,623      49,036      35,098
Income taxes                     25,987       11,436      23,326      18,800      13,931

Net earnings                 $   37,867     $ 16,267    $ 36,297    $ 30,236    $ 21,167

PER COMMON SHARE**
Primary earnings             $     2.48     $   1.17    $   2.70    $   2.34    $   1.67
Fully diluted earnings       $     2.15     $   1.05    $   2.24    $   2.15    $   1.55
Dividends declared           $      .47     $    .43    $    .38    $   .312    $    .28
Book value                   $    19.43     $  16.98    $  16.52    $  14.36    $  12.23
Average shares outstanding:
   Primary                   15,273,113   13,853,330  13,433,911  12,898,109  12,710,239
   Fully diluted             18,533,089   18,177,937  17,462,191  14,600,341  14,413,362

FINANCIAL CONDITION
Total assets                 $1,314,500     $825,082    $819,984    $649,373    $591,563
Senior notes                 $   99,534        ---         ---         ---         ---
Subordinated liabilities     $   68,000     $102,487    $102,487    $ 34,597    $ 35,020
Total stockholders' equity   $  298,906     $230,457    $215,676    $180,510    $151,486

* Restated due to pooling of interests transaction.
**Adjusted to reflect the 5-for-4 stock split paid September 1993.



Item 7.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition.

              Legg Mason, Inc. and its subsidiaries (the "Company") are principally engaged in providing securities brokerage, investment advisory, investment banking and commercial mortgage banking services to individuals, institutions, corporations and municipalities. The Company's profitability is sensitive to a variety of factors including the volume of trading in securities, the volatility and general level of market prices, and the demand for investment banking and mortgage banking services.

              During the fiscal year ended March 31, 1996, the Company benefited from favorable conditions in the U.S. securities markets. U.S. equity markets achieved record trading volumes and price levels, principally because of rising corporate profits, declining interest rates and low inflation. As a result of the favorable environment and healthy revenue gains in each of the Company's business areas-securities brokerage, investment advisory services and investment and mortgage banking-the Company achieved record earnings in fiscal 1996. It is uncertain if the favorable conditions experienced in fiscal 1996 will continue in fiscal 1997, or longer.

              The Company's investment advisory activities and their contribution to operating results have grown significantly, through both internal growth and acquisition, over the past ten years. During fiscal 1996, the Company acquired Bartlett & Co. ("Bartlett") and Lehman Brothers Global Asset Management Limited, since renamed Western Asset Global Management Limited ("Western Asset Global"), as described in Note 2 of Notes to Consolidated Financial Statements. Bartlett, acquired in January 1996, manages approximately $2.2 billion for high net worth individuals, family groups and institutions. Western Asset Global, acquired in February 1996, manages assets of approximately $2.7 billion, invested principally in international fixed-income securities and currencies. With these two additions, assets under management for institutions, Company-sponsored mutual funds and private accounts managed by the Company's subsidiaries were $35.4 billion at March 31, 1996, up 44% from $24.6 billion a year earlier and from $1.2 billion ten years ago. Earnings from investment advisory services tend to be more stable than those from securities brokerage and investment banking activities because they are less affected by changes in securities market conditions.

              The Company's financial statements for all periods presented have been restated to include the results of Bartlett, acquired on a pooling of interests basis in January 1996.

              Results of any individual period should not be considered representative of future profitability. Many of the

Company's activities have fixed operating costs which do not decline with reduced levels of volume. While the Company attempts to reduce costs, particularly during periods of low volume, it does not, as a general rule, attempt to do so through personnel reductions. Accordingly, sustained periods of unfavorable market conditions may adversely affect profitability.

RESULTS OF OPERATIONS

              The following table sets forth, for the periods indicated, items in the Consolidated Statements of Earnings as percentages of total revenues and the increase (decrease) by item as a percentage of the amount for the previous period:


                                     Percentage of Total Revenues    Period to Period Change
                                                                     1996            1995
                                        Years Ended March 31,       Compared        Compared
                                      1996      1995      1994      to 1995         to 1994


REVENUES
 Commissions                          32.8%     31.6%     34.6%       37.6%          (14.5)%
 Principal transactions               12.8      15.3      13.0        10.8            10.2
 Investment advisory and
   related fees                       28.0      26.4      19.2        41.2            28.2
 Investment banking                    8.4       8.9      19.0        25.0           (56.3)
 Interest                             11.1      10.2       7.3        43.8            30.9
 Other                                 6.9       7.6       6.9        20.3             3.9

                                     100.0     100.0     100.0        32.6            (6.5)
EXPENSES
 Compensation and benefits            58.0      59.3      58.4        30.0            (5.0)
 Occupancy and equipment rental        7.1       7.9       6.7        18.0            10.2
 Communications                        5.4       6.8       5.7         5.9            12.9
 Floor brokerage and clearing fees     1.0       1.4       1.5        (7.4)          (12.3)
 Interest                              5.1       4.4       3.7        51.9            11.4
 Other                                11.0      13.1       9.7        12.0            25.8

                                      87.6      92.9      85.7        25.1             1.4

EARNINGS BEFORE INCOME TAXES          12.4       7.1      14.3       130.5           (53.5)
 Income taxes                          5.1       2.9       5.6       127.2           (51.0)

NET EARNINGS                           7.3%      4.2%      8.7%      132.8%          (55.2)%



              In fiscal 1996, revenues and net earnings reached record levels and were substantially higher than the prior fiscal year. Primary and fully diluted earnings per share, although not records, also rose significantly from year-earlier amounts. Revenues were $516.0 million, a 33% increase from revenues of $389.1 million in fiscal 1995. Net earnings were $37.9 million, up 133% from net earnings of $16.3 million in the prior fiscal year. Primary earnings per share increased 112% to $2.48 from $1.17. Fully diluted earnings per share were $2.15, a 105% increase from $1.05 in fiscal 1995. Fiscal year 1996 includes a full year's results of Batterymarch Financial Management ("Batterymarch"), an investment advisory firm that manages international, emerging market, and U.S. equity portfolios for institutional clients, acquired in January 1995.

              During fiscal 1995, interest rate levels rose sharply, adversely impacting the Company's investment banking and securities brokerage revenues. In contrast, fiscal 1994 results were, prior to fiscal 1996, the most successful in the Company's history and were achieved in a very favorable corporate and municipal finance environment.

              Revenues derived from securities transactions for individual investors constituted approximately 50% of the Company's total revenues in fiscal 1996, and the Company believes this will continue to be the largest single source of its revenues in the foreseeable future.

Revenues

Commissions

              Commission revenues rose 38% to $169.2 million in fiscal 1996, principally as a result of increases in sales of listed securities, non-affiliated mutual funds and over-the-counter securities. During fiscal 1996, commission revenues benefited from an active and rising stock market, attributable in part to increased corporate profits and declining interest rates.

              In fiscal 1995, commission revenues fell 14% to $123.0 million from levels in fiscal 1994, because of lower sales of non-affiliated mutual funds and listed and over-the-counter securities. Commission revenues were adversely affected by rising interest rates and investor caution, particularly on the part of individual investors.

Principal Transactions

              Revenues from principal transactions increased 11% to $65.9 million, principally as a result of increased sales of over-the-counter stocks and corporate debt securities and higher trading profits on firm proprietary positions, partially offset by a decline in sales of municipal securities. Sales and trading profits of over-the-counter securities were impacted by favorable equity securities markets. Sales of corporate debt securities reflect a full year's results from the Company's expansion of its taxable fixed-income marketing capability during the prior fiscal year.

              In fiscal 1995, principal transactions rose 10% to $59.5 million, principally because of increased sales of municipal and corporate debt securities, offset in part by lower sales of mortgage-backed securities. Higher sales of municipal securities in the secondary markets substantially offset sharp declines in municipal new issue volume.

Investment Advisory and Related Fees

              Investment advisory and related fees increased 41% to $144.8 million, as a result of fees earned by Batterymarch, coupled with growth in assets under management in Company-sponsored mutual funds and in the Company's fixed-income investment advisory subsidiary. Excluding fees earned by Batterymarch, investment advisory and related fees rose 26% in fiscal 1996.

              In fiscal 1995, investment advisory and related fees rose 28% to $102.5 million, principally because of the addition of fees earned by Batterymarch and Gray, Seifert & Co. ("Gray Seifert"), growth in assets under management in Company-sponsored mutual funds and the Company's fixed-income advisory subsidiary.

The graph here depicts the growth in Assets Under Management and Investment Advisory and Related Fees Revenue for the five fiscal periods ended March 31, 1996.


                              1992         1993          1994          1995          1996
Assets Under Management
(in millions)              $10,873      $13,069       $16,653       $24,561       $35,355
Investment Advisory
 and Related Fees
 (in thousands)            $56,059      $64,361       $79,958      $102,518      $144,790


Investment Banking

          Investment banking revenues rose 25% to $43.3 million, principally as a result of increased fees from private placement and financial advisory engagements. Gains in fees from corporate stock offerings were substantially offset by a decline in the number and size of co-managed offerings of real estate investment trusts.

          In fiscal 1995, investment banking revenues declined 56% to $34.7 million from record levels achieved in the prior fiscal year as significantly higher interest rates led to industry-wide declines in corporate and municipal securities offerings.

Other

          Other revenues rose 20% to $35.8 million, principally as a result of increased loan origination fees at the Company's commercial mortgage banking subsidiaries.

          In fiscal 1995, other revenues increased 4% to $29.8 million, primarily because of increased account maintenance fees and rental income from an office building purchased in fiscal 1995, partially offset by a gain on the sale of an exchange seat in the prior fiscal year.

Expenses

Compensation and Benefits

          Compensation and benefits increased 30% to $299.6 million, reflecting higher sales and profitability-based compensation and personnel additions as a result of increased business activity. Additionally, the current year includes the expenses of Batterymarch.

          In fiscal 1995, compensation and benefits fell 5% to $230.5 million as lower commission and profitability-based compensation was partially offset by personnel additions in certain product and support areas and in twelve new branch office locations.

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

Occupancy and Equipment Rental

          Occupancy and equipment rental increased 18% to $36.4 million because of increased rent and depreciation expense related to new branch office locations and expanded product areas, higher transaction volume processed by the Company's data processing service bureau and the addition of expenses of Batterymarch.

          In fiscal 1995, occupancy and equipment rental rose 10% to $30.9 million because of the inclusion of expenses of Batterymarch and Gray Seifert and higher depreciation and data processing expenses related to branch office and product area expansion.

Communications

          Communication costs increased 6% to $28.1 million, principally because of increased quote service costs and the addition of expenses of Batterymarch.

          In fiscal 1995, communication costs rose 13% to $26.5 million as a result of higher quote service expenses in branch offices and product areas, and higher printing and paper expenses.

Floor Brokerage and Clearing Fees

          Despite increased trading volume, floor brokerage and clearing fees fell 7% to $5.1 million, reflecting lower execution expenses from more efficient order routing and execution capabilities.

          In fiscal 1995, floor brokerage and clearing fees fell
12% to $5.5 million, reflecting a decline in securities transaction volume.

Other

          Other expense increased 12% to $56.9 million, attributable to the addition of Batterymarch, including amortization of related intangible assets, which reduces net earnings but not operating cash flows. In addition, fiscal 1996 includes expenses related to the acquisition of Bartlett offset by lower litigation-related expenses.

          In fiscal 1995, other expense rose 26% to $50.8 million because of increased litigation-related expenses (including a $2.0 million charge for the settlement of a class action lawsuit), the inclusion of expenses of Batterymarch and Gray Seifert subsequent to their acquisition and higher promotional and programming expense.

Interest Revenue and Expense

          Interest revenue increased 44% to $57.1 million because of higher interest earned on customer margin accounts, conduit stock loan balances and firm investments due to larger account balance levels and higher average interest rates. Interest expense increased 52% to $26.2 million because of higher interest paid on larger customer credit and conduit stock loan balances and higher average interest rates.

          In fiscal 1995, interest revenue increased 31% to $39.7 million, primarily as a result of higher interest rates earned on substantially larger customer margin account balances and stock loan conduit activity, offset in part by a reduction in interest earned on proprietary securities positions. Interest expense increased 11% to $17.2 million because of higher interest rates paid on customer credit and conduit stock loan balances, offset in part by a decline in interest paid on short-term borrowings.

          As a result of higher levels of conduit stock loan activity, the Company's net interest margin declined to 54.2% in fiscal 1996 from 56.6% in fiscal 1995.

The graph here depicts Interest Revenue and Interest Expense for the five fiscal periods ended March 31, 1996.


                             1992          1993          1994          1995          1996
Interest Revenue
(in thousands)            $26,062       $24,321       $30,332       $39,697       $57,098
Interest Expense
(in thousands)            $13,658       $11,990       $15,468       $17,237       $26,177


Income Taxes

          Income taxes rose 127% to $26.0 million, principally because of an increase in pre-tax earnings. The Company's effective tax rate declined to 40.7% from 41.3% as a result of lower effective state income tax rates.

          In fiscal 1995, income taxes fell 51% to $11.4 million because of lower pre-tax earnings. The Company's effective tax rate increased to 41.3% from 39.1% as a result of federal tax law changes and higher effective state income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's assets are primarily liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed primarily by free credit balances, equity capital, senior notes payable, subordinated borrowings, bank lines of credit and other payables.

          During the year ended March 31, 1996, cash and cash equivalents increased $29.3 million. Cash flows from financing activities provided $103.3 million, primarily as a result of the issuance of $100 million principal amount of senior notes. Cash flows from operating activities of $49.9 million were attributable to fiscal 1996 net earnings, adjusted for depreciation and amortization. The Company invested cash of $123.9 million, provided from financing and operating activities, in investment securities, resale agreements and equipment.

          In February 1996, the Company issued $100 million of 6.50% Senior Notes due February 15, 2006. The proceeds of the offering are being used for general corporate purposes. The Company has available for offering an additional $50 million of debt or convertible debt securities pursuant to a shelf registration filed in January 1996.

          In July 1995, the Company called for redemption the $34.5 million aggregate principal amount outstanding of its 7% Convertible Subordinated Debentures due June 15, 2011 (the "Debentures"). Substantially all holders converted their Debentures into common stock.

          During fiscal 1995, the Company acquired the assets of Batterymarch Financial Management, utilizing $54.1 million in cash. See Note 2 of Notes to Consolidated Financial Statements regarding a future payment that may be required in the business combination.

          The Company's broker-dealer subsidiaries are subject to the requirements of the SEC's net capital rule which is designed to measure the general financial soundness and liquidity of broker-dealers. At March 31, 1996, the brokerage subsidiaries had aggregate net capital of $102.4 million, which exceeded minimum net capital requirements by $92.9 million.

The graph here depicts Regulatory Net Capital Requirements

Required Net Capital at 3/31/96 $  9,524

Excess Net Capital at 3/31/96   $ 92,870

Total Net Capital at 3/31/96    $102,394


          The principal sources of the Company's funds are its investment advisory and broker-dealer subsidiaries. The amount of the broker-dealers' net assets that may be distributed is subject to restrictions under applicable net capital rules. In addition to the $50 million available under a shelf registration, the Company has a revolving bank line of credit in the amount of $50 million, none of which is currently outstanding. The Company's subsidiaries have bank lines of credit, aggregating $272.3 million, typically subject to termination at either party's discretion, pursuant to which they may borrow on a short-term demand basis generally at prevailing broker call rates. Management believes that funds available from operations and its lines of credit are sufficient to meet its present and reasonably foreseeable capital needs, although the Company may augment its capital funds for continued expansion by internal growth and acquisition.

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

RECENT ACCOUNTING DEVELOPMENTS

          During fiscal 1996, the Financial Accounting Standards
Board issued Statement No. 122, "Accounting for Mortgage
Servicing Rights" and Statement No. 123, "Accounting for
Stock-Based Compensation," both effective for fiscal years beginning after December 15, 1995.

          The impact of adopting Statement No. 122 in fiscal 1997 will not be material to the Company's financial position or results of operations.

          The Company will adopt Statement No. 123 in fiscal
1997, but has not yet made a determination as to whether it will adopt the compensation or disclosure provisions of that statement.

Item 8.   Financial Statements and Supplementary Data.


               REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders, Legg Mason, Inc.

          We have audited the accompanying consolidated statements of financial condition of Legg Mason, Inc. and Subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Legg Mason, Inc. and Subsidiaries as of March 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.




                                   /s/ COOPERS & LYBRAND L.L.P.



Baltimore, Maryland
May 1, 1996


CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands except per share amounts)

                                                   Years ended March 31,
                                            1996             1995         1994

Revenues
  Commissions                           $169,181         $122,976     $143,775
  Principal transactions                  65,870           59,470       53,949
  Investment advisory and related fees   144,790          102,518       79,958
  Investment banking                      43,328           34,653       79,283
  Interest                                57,098           39,697       30,332
  Other                                   35,776           29,751       28,639

                                         516,043          389,065      415,936
Expenses
  Compensation and benefits              299,562          230,483      242,713
  Occupancy and equipment rental          36,403           30,855       28,008
  Communications                          28,081           26,519       23,497
  Floor brokerage and clearing fees        5,063            5,467        6,232
  Interest                                26,177           17,237       15,468
  Other                                   56,903           50,801       40,395

                                         452,189          361,362      356,313

Earnings Before Income Taxes              63,854           27,703       59,623
  Income taxes                            25,987           11,436       23,326

Net Earnings                            $ 37,867         $ 16,267     $ 36,297

Earnings per Common Share
  Primary                               $   2.48         $   1.17     $   2.70
  Fully diluted                         $   2.15         $   1.05     $   2.24


See notes to consolidated financial statements.




CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

                                                              March 31,
                                                        1996             1995
ASSETS
  Cash and cash equivalents                       $   89,378         $ 60,097
  Cash and securities segregated
    for regulatory purposes                          168,859           31,028
  Resale agreements                                  108,413           63,960
  Receivable from customers                          398,375          310,083
  Securities borrowed                                196,569          120,402
  Securities owned, at market value                   84,219           51,890
  Investment securities, at market value              83,497           19,975
  Property and equipment, net                         33,339           26,645
  Intangible assets                                   67,370           72,463
  Other                                               84,481           68,539

                                                  $1,314,500         $825,082

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Payable to customers                            $  564,698         $322,635
  Payable to brokers and dealers                       3,854            3,929
  Securities loaned                                  170,829          104,304
  Short-term borrowings                                6,800              805
  Securities sold, but not yet purchased,
    at market value                                   10,693            6,362
  Accrued compensation                                41,168           15,866
  Other                                               50,018           38,237
  Senior notes                                        99,534             -

                                                     947,594          492,138

COMMITMENTS AND CONTINGENCIES

SUBORDINATED LIABILITIES                              68,000          102,487

STOCKHOLDERS' EQUITY
  Common stock, par value $.10; authorized
    20,000,000 shares; issued 15,383,493
    shares in 1996 and 13,574,138 in 1995              1,538            1,357
  Additional paid-in capital                         120,960           83,328
  Retained earnings                                  176,098          145,414
  Net unrealized appreciation on
    investment securities                                310              358

                                                     298,906          230,457

                                                  $1,314,500         $825,082


See notes to consolidated financial statements.




CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands except per share amounts)

                                                                     Net Unrealized
                                                                      Appreciation
                                               Additional                  on        Total
                               Common Stock     Paid-in     Retained  Investment Stockholders'
                              Shares   Amount   Capital     Earnings  Securities   Equity
BALANCE MARCH 31, 1993,
  as previously reported   8,998,555   $  900  $ 73,498     $102,530              $176,928
Adjustments for pooling
 of interests              1,324,091      133     3,337          112                 3,582

Balance March 31, 1993,
  restated                10,322,646   $1,033  $ 76,835     $102,642       ---    $180,510

Issuance of common stock     410,828       41     2,312          104                 2,457
5-for-4 stock split        2,325,190      232      (239)                                (7)
Dividends declared
  ($.38 per share)*                                           (4,418)               (4,418)
Tax benefit of pooled
 entity                                             678                                678
Pro forma tax provision
 of pooled entity                                                159                   159
Pooled entity
 recapitalization                                   400         (400)                  ---
Net earnings                                                  36,297                36,297

BALANCE MARCH 31, 1994    13,058,664   $1,306  $ 79,986     $134,384       ---    $215,676

Issuance of common stock     522,974       52     3,482                              3,534
Repurchase of common stock    (7,500)      (1)     (140)                              (141)
Dividends declared
 ($.43 per share)                                             (5,243)               (5,243)
Net unrealized gain on
 investment securities                                                    $358         358
Pro forma tax provision of
 pooled entity                                                     6                     6
Net earnings                                                  16,267                16,267

BALANCE MARCH 31, 1995    13,574,138   $1,357  $ 83,328     $145,414      $358    $230,457

Issuance of common stock     227,187       23     3,864                              3,887
Conversion of
  subordinated debentures  1,582,168      158    33,768                             33,926
Dividends declared
 ($.47 per share)                                             (6,557)               (6,557)
Net unrealized loss
 on investment securities                                                  (48)        (48)
Pro forma tax provision
 of pooled entity                                               (626)                 (626)
Net earnings                                                  37,867                37,867

BALANCE MARCH 31, 1996    15,383,493   $1,538  $120,960     $176,098      $310    $298,906


*Adjusted to reflect the 5-for-4 stock split paid September 1993.
 See notes to consolidated financial statements.




CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
                                                                      Years ended March 31,
                                                                   1996      1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                                  $ 37,867   $16,267  $ 36,297
  Noncash items included in earnings:
   Depreciation and amortization                                 14,245    10,745     8,729
   Pro forma tax provision of pooled entity                        (626)        6       159
  Gain on sale of exchange seat                                                        (600)
  Deferred income taxes                                          (2,978)     (913)     (224)

                                                                 48,508    26,105    44,361
(Increase) decrease in assets excluding acquisitions:
   Cash and securities segregated for regulatory purposes      (137,831)   96,472   (20,933)
   Receivable from customers                                    (88,292)  (54,805)  (41,688)
   Securities borrowed                                          (76,167)  (24,372)  (81,874)
   Securities owned                                             (32,329)    5,727    51,480
   Other                                                        (16,433)    8,322    (9,886)
 Increase (decrease) in liabilities excluding acquisitions:
   Payable to customers                                         242,063    21,627    30,802
   Payable to brokers and dealers                                   (75)   (6,700)   (4,068)
   Securities loaned                                             66,525    (3,761)   97,225
   Securities sold, but not yet purchased                         4,331    (2,151)    1,875
   Accrued compensation                                          25,302       215       137
   Other                                                         14,290    (3,921)    5,990

CASH PROVIDED BY OPERATING ACTIVITIES                            49,892    62,758    73,421

CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for:
  Property and equipment                                        (12,777)  (13,888)   (8,603)
  Intangible assets                                                (389)     (554)   (2,539)
  Acquisitions, net of cash acquired                             (2,674)  (53,808)
 Net (increase) decrease in resale agreements                   (44,453)   33,990   (24,149)
 Purchases of investment securities                             (86,534)  (29,320) (118,183)
 Proceeds from sales and maturities of investment securities     22,933    39,114    92,886
 Proceeds from sale of exchange seat                                                    650

CASH USED FOR INVESTING ACTIVITIES                             (123,894)  (24,466)  (59,938)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in short-term borrowings                 5,995   (15,691)  (43,753)
 Net decrease in repurchase agreements                                              (20,416)
 Issuance (repayment) of subordinated liabilities                   (69)             67,900
 Issuance of senior notes                                        99,528
 Issuance of common stock                                         3,887     2,228     2,329
 Repurchase of common stock                                                  (141)
 Dividends paid                                                  (6,058)   (5,068)   (4,145)

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                103,283   (18,672)    1,915

NET INCREASE IN CASH AND CASH EQUIVALENTS                        29,281    19,620    15,398
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   60,097    40,477    25,079

CASH AND CASH EQUIVALENTS AT END OF YEAR                       $ 89,378   $60,097  $ 40,477


See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share amounts)


1.   Summary of Significant Accounting Policies

Basis of Presentation

          Legg Mason, Inc. ("Parent") and its wholly-owned subsidiaries (collectively, the "Company") are principally engaged in providing securities brokerage, investment advisory, investment banking and commercial mortgage banking services to individuals, institutions, corporations and municipalities. The Company's profitability is sensitive to a variety of factors including the volume of trading in securities, the volatility and general level of market prices, and the demand for investment banking and mortgage banking services.

          The consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The consolidated financial statements have been restated to reflect the business combination (as discussed in Note 2) accounted for as a pooling of interests. Where appropriate, prior years' financial statements have been reclassified to conform with the 1996 presentation.

          The consolidated financial statements are prepared in accordance with generally accepted accounting principles which require management to make assumptions and estimates that affect the amounts and disclosures presented. Actual amounts could differ from those estimates.

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

Depreciation and Amortization

          Property and equipment are reported at cost, net of accumulated depreciation and amortization of $38,180 and $34,372 at March 31, 1996 and 1995, respectively.

          Depreciation and amortization are determined by use of the straight line method over the estimated useful life of the asset or the remaining life of the lease. Maintenance and repair costs are expensed as incurred.

Intangible Assets

          Intangible assets consist principally of goodwill, asset management and mortgage servicing contracts, attributable to business combinations. Intangibles are amortized using straight line and accelerated methods over periods ranging from three to forty years. Accumulated amortization at March 31, 1996 and 1995 was $49,196 and $41,794, respectively.

          The Company periodically reviews its accounting for goodwill and other intangible assets, considering such factors as historical profitability and projected operating cash flows, to determine that the assets are realizable and the amortization periods are appropriate.

Fair Value of Financial Instruments

          At March 31, 1996 and 1995, financial instruments are carried at fair value or amounts which approximate fair value.

Investment Advisory and Related Fees

          The Company earns investment advisory fees on assets in accounts managed by its subsidiaries, distribution fees on assets in Company-sponsored equity and bond mutual funds and asset-based fees on various types of single fee brokerage accounts.

Earnings Per Share

          Primary earnings per share are computed by dividing net earnings by the weighted average number of shares outstanding and dilutive common stock equivalents. The Company's common stock equivalents are shares of common stock issuable under various stock option plans.

          Fully diluted earnings per share assumes both the exercise of dilutive common stock equivalents and conversion of subordinated debentures.

          The weighted average number of shares is as follows:

                                               Years ended March 31,
                                        1996             1995            1994
Primary                           15,273,113       13,853,330      13,433,911
Fully diluted                     18,533,089       18,177,937      17,462,191


2.   Business Combinations

          On January 2, 1996, the Company issued 1,324,091 shares of its common stock to acquire Bartlett & Co. ("Bartlett"), an investment management firm that manages equity, fixed income, and balanced accounts for high net worth individuals and institutions.

          The acquisition was accounted for as a pooling of interests. Accordingly, the consolidated financial statements have been restated to include the accounts of Bartlett for all periods presented. Bartlett's pre-acquisition operating results include pro forma income tax provisions of $(626) for the nine months ended December 31, 1995 and $6 and $159, for the years ended March 31, 1995 and 1994, respectively. The provisions, not applicable to Bartlett in its status as a Subchapter S Corporation, were included to provide comparability with the Company's historical operating results.

          Financial information for the periods prior to the business combination is summarized below:


                                (Unaudited)
                             Nine months ended
                                 December 31,          Years ended March 31,
                                   1995                1995             1994
Revenues:
  Legg Mason                     $353,702          $371,591         $397,534
  Bartlett                         14,553            17,474           18,402
  Combined                       $368,255          $389,065         $415,936
Net earnings:
  Legg Mason                     $ 26,218          $ 16,258         $ 36,048
  Bartlett                           (844)                9              249
  Combined                       $ 25,374          $ 16,267         $ 36,297
Combined earnings per share:
  Primary                        $   1.69          $   1.17         $   2.70
  Fully diluted                  $   1.46          $   1.05         $   2.24


          On February 13, 1996, the Company acquired Lehman Brothers Global Asset Management Limited, an investment management firm that specializes in international fixed-income and currency management. The acquisition, which was not material to the Company's results of operations and financial position, was accounted for under the purchase method of accounting.Accordingly, the results of operations have been included from the date of acquisition.

          On January 5, 1995, the Company acquired the assets of Batterymarch Financial Management ("Batterymarch"), an investment advisory firm that manages equity portfolios for institutional clients. The Company paid $54,141 cash at closing. An additional payment, due in early 1998 and based on Batterymarch's achievement of specified revenue levels for calendar 1997, could increase the total consideration to a maximum of $120,000. If the amount of the 1998 payment exceeds $40,000, the Company may pay all or any portion of the excess in the form of shares of the Company's common stock. The acquisition was accounted for under the purchase method of accounting; accordingly, the total purchase price was allocated to the net assets acquired, principally goodwill and asset management contracts, based on estimated fair market values. The results of operations have been included in the consolidated financial statements from the date of acquisition.

3.   Receivable from and Payable to Customers

          Receivable from and payable to customers represent balances arising from cash and margin transactions. Securities owned by customers are held as collateral for the receivable balances. Included in payable to customers are free credit balances of approximately $463,477 as of March 31, 1996, and $271,289 as of March 31, 1995. The Company pays interest on certain customer free credit balances held for reinvestment purposes.

4.   Securities, at Market

          Securities positions consist of the following at March 31:

                                                              Securities owned
                                                             1996           1995
U.S. government and federal agencies                      $17,735        $11,779
State and municipal bonds                                  29,586         27,205
Corporate debt and equity                                  36,898         12,906

                                                          $84,219        $51,890


                                                                Securities sold,
                                                            but not yet purchased
                                                             1996           1995
U.S. government and federal agencies                      $ 2,638        $ 1,122
State and municipal bonds                                     259            251
Corporate debt and equity                                   7,796          4,989

                                                          $10,693        $ 6,362


5.   Investment Securities

          The Company's investment securities, including the type and maturity range for available-for-sale securities, are as follows:

                                            at March 31, 1996

                                Cost/       Gross        Gross         Fair
                              amortized   unrealized   unrealized     market
                                cost         gains       losses       value
Non-broker-dealer:
 Corporate debt:
  within one year              $13,916                    $ (2)     $13,914
  one to five years              6,024                     (55)       5,969
 U.S. governments:
  within one year               53,892                      (7)      53,885
  one to five years              2,501                     (17)       2,484
 Other securities:
  one to five years                211        $ 20          (9)         222
  equities                       3,733         590          (4)       4,319

                               $80,277        $610        $(94)     $80,793

Broker-dealer                                                         2,704

                                                                    $83,497


                                            at March 31, 1995


                                 Cost/       Gross        Gross        Fair
                              amortized   unrealized   unrealized     market
                                 cost        gains       losses       value

Non-broker-dealer:
 Corporate debt:
  within one year              $ 2,006                  $ (18)      $ 1,988
  one to five years              7,107                   (193)        6,914
 U.S. governments:
  within one year                4,003                    (54)        3,949
  one to five years              2,502                    (91)        2,411
 Other securities:
  one to five years              1,359      $   17        (38)        1,338
  equities                         110         990        (16)        1,084

                               $17,087      $1,007      $(410)      $17,684

Broker-dealer                                                         2,291

                                                                    $19,975


          The proceeds of debt securities held as
available-for-sale which matured during fiscal 1996 and 1995 were $22,546 and $33,382, respectively. The proceeds of debt securities held as available-for-sale which were sold during fiscal 1995 were $2,500, with a gross realized loss of $124.

6.   Short-Term Borrowings

          Short-term borrowings consist of loans from banks totalling $6,800 and $805, at March 31, 1996 and 1995, respectively. The Company's subsidiaries have secured and unsecured bank lines of credit totalling $272,300, which are generally subject to termination at either party's discretion. At March 31, 1996, the subsidiaries had $3,800 outstanding under an unsecured agreement which bears interest at 5.6%. At March 31, 1995, $805 was outstanding at a rate of 7.75% and was collateralized by securities with a market value of $4,456.

          Together with certain subsidiaries, the Parent has jointly entered into revolving credit agreements which permit it to borrow up to $60,000, repayable within 30 days. At March 31, 1996, the Company had $3,000 outstanding under these agreements which bear interest at 6.07% and was collateralized by a security with a market value of $5,600.

          In addition, the Parent has a revolving credit agreement which permits it to borrow up to $50,000 (none of which is currently outstanding), repayable generally over four years, at floating rates. Under the terms of the agreement, the Company is required, among other things, to maintain consolidated net worth plus subordinated liabilities of not less than $271,329 plus 50% of consolidated annual net earnings subsequent to March 31, 1996.

          Interest payments were $25,543 in 1996, $17,307 in 1995 and $13,057 in 1994.

7.   Senior Notes

          In February 1996, the Company issued $100 million principal amount of senior notes due February 15, 2006, which bear interest at 6.5%. The notes were sold at a discount to yield 6.57%. The Company has available for offering an additional $50 million of debt or convertible debt securities pursuant to a shelf registration filed in January 1996.

8.   Subordinated Liabilities

          The Company's subordinated liabilities at March 31,
1996 and 1995 are as follows:


                                                                 1996       1995
5.25% Convertible subordinated debentures due May 1, 2003     $68,000   $ 68,000
7%  Convertible subordinated debentures due June 15, 2011        --       34,487

                                                              $68,000   $102,487

          The 5.25% debentures are convertible at any time prior to maturity into common stock of the Company at a per share conversion price of $25.80, subject to adjustment in certain events.

          The Company may redeem the 5.25% debentures prior to maturity, in whole or in part, subject to certain conditions, at

103.28% of the principal on May 1, 1996 and thereafter at prices declining annually to 100% on or after May 1, 2001.

          During fiscal 1996, the Company called for redemption the $34,487 aggregate principal amount outstanding of its 7% Convertible Subordinated Debentures. Substantially all holders converted their 7% debentures into 45.96 shares of common stock for each one thousand dollars of principal amount of the debentures (based on the conversion price of $21.76 per share of common stock), with cash paid in lieu of fractional shares.

9.   Commitments and Contingencies

          The Company leases office facilities and equipment under non-cancellable operating leases which expire on varying dates through 2011. Certain leases provide for renewal options and contain escalation clauses providing for increased rentals. As of March 31, 1996, the minimum annual aggregate rentals are as follows:

1997                                                                   $16,755
1998                                                                    13,273
1999                                                                     9,786
2000                                                                     7,538
2001                                                                     5,100
Thereafter                                                              14,210

                                                                       $66,662

          Total rental expense, including cancellable equipment leases, was $26,503, $24,285 and $28,418 for 1996, 1995 and 1994,
respectively.

          The Company leased office space from a partnership in which the Company and some of its officers, stockholders and directors had a combined controlling interest through July 1994, at which time the Company acquired the property for $5,000. Rent expense includes payments of $240 in 1995 and $811 in 1994 to the aforementioned partnership.

          The Company enters into when-issued and underwriting commitments. Had the open transactions relating to these commitments as of March 31, 1996 been closed, the effect on the consolidated financial statements of the Company would not have been material. The Company and its subsidiaries have been named as defendants in various legal actions arising primarily from securities and investment banking activities, including certain class actions which primarily allege violations of securities laws and seek unspecified damages which could be substantial. While the ultimate resolution of these actions cannot be currently determined, in the opinion of management, after consultation with legal counsel, the actions will be resolved with no material adverse effect on the consolidated financial statements of the Company.

          Fiscal 1995 earnings include a charge of $2,000 ($950 after tax) relating to the settlement of class action litigation arising from taxable municipal bond offerings underwritten in 1986 by one of the Company's subsidiaries.

10.  Employee Benefits

          The Company, through its subsidiaries, maintains various defined contribution plans covering substantially all employees. Discretionary contributions charged to operations amounted to $7,742, $3,679 and $7,490 in 1996, 1995 and 1994,
respectively. In addition, employees can make voluntary contributions under certain plans.

11.  Income Taxes

          The Company and its subsidiaries file a consolidated federal income tax return. The provision for income taxes consists of:

                                          1996           1995            1994
Federal                                $20,809        $ 8,826         $19,137
State and local                          5,178          2,610           4,189

                                       $25,987        $11,436         $23,326

Current                                $28,965        $12,349         $23,550
Deferred                                (2,978)          (913)           (224)

                                       $25,987        $11,436         $23,326

          A reconciliation of the difference between the effective income tax rate and the statutory federal income tax rate follows:


                                           1996          1995          1994
Taxes at statutory rates                   35.0%         35.0%         35.0%
State income taxes, net of
  federal income tax benefit                5.3           6.1           4.6
Tax-exempt interest income, net            (0.8)         (1.9)         (0.8)
Other, net                                  1.2           2.1           0.3

Effective income tax rates                 40.7%         41.3%         39.1%


          Components of the Company's deferred tax assets and liabilities are as follows:


                                                         1996            1995
Deferred tax assets:
  Accrued compensation and benefits                   $ 8,213         $ 4,759
  Accrued expenses                                      3,027           2,845
  Operating loss carryforwards                          1,177           1,369
  Amortization of
    leasehold improvements                              1,261             998
  Other                                                 1,818           1,769
  Valuation allowance                                  (1,435)         (1,501)

                                                      $14,061         $10,239

Deferred tax liabilities:
  Depreciation                                        $ 1,695         $ 1,309
  Deferred income                                         859             841
  Other                                                   928             488

                                                      $ 3,482         $ 2,638

          At March 31, 1996 and 1995, the deferred tax valuation allowance was primarily for benefits related to net operating losses which expire from 2002 to 2011.

          Income tax payments were $24,792 in 1996, $12,047 in 1995 and $26,114 in 1994.

12.  Capital Stock

          At March 31, 1996, the authorized numbers of common and preferred shares were 20,000,000 and 4,000,000, respectively, of which 2,635,658 common shares were reserved for issuance upon conversion of the Company's convertible subordinated debentures. In addition, at March 31, 1996 and 1995, there were 1,931,189 and 2,157,456 shares of common stock reserved for issuance under the Company's stock option plans.

          On September 24, 1993, the Company paid a 5-for-4 stock split to shareholders of record on September 8, 1993. All references in the consolidated financial statements to the number of common shares and per share amounts have been adjusted retroactively to reflect the 5-for-4 stock split, except for the number of issued common shares presented in the consolidated financial statements.

13.  Stock Plans

          Options under the Company's employee stock option plans have been granted at prices not less than 100% of the fair market value of the shares on the date of grant. Except for the fiscal 1996 option grants, options are generally exercisable in cumulative 20% increments over five years and expire within ten years from the date of grant. The options granted in fiscal 1996 are exercisable in 25% increments over four years and expire five years from the date of grant. Transactions under the plans during the three years ending March 31, 1996 are summarized below:


                                                             Number of shares
Options outstanding at
   March 31, 1993 (679,888 exercisable)                             1,139,324
   Granted                                                            214,025
   Exercised                                                         (117,683)
    Per share option price: $5.82-$18.28
   Cancelled                                                          (16,405)

Options outstanding at
   March 31, 1994 (691,499 exercisable)                             1,219,261
   Granted                                                            407,307
   Exercised                                                          (73,269)
    Per share option price: $6.11-$17.40
   Cancelled                                                          (22,905)

Options outstanding at
   March 31, 1995 (763,163 exercisable)                             1,530,394
   Granted                                                            416,800
   Exercised                                                         (213,892)
    Per share option price: $8.22-$24.75
   Cancelled                                                          (23,560)

Options outstanding at
   March 31, 1996 (743,678 exercisable)                             1,709,742
    Per share option price: $10.00-$29.69


          The Company has also adopted the "Legg Mason 1988 Non-Employee Director Option Plan." Options granted under the plan are immediately exercisable at a price equal to the fair market value of the shares on the date of grant. Options issuable under the plan, limited to 175,000 shares in aggregate, have a term of not more than ten years from the date of grant. At March 31, 1996, options on 87,000 shares have been granted, of which 80,000 are currently outstanding. The Company makes no charge to income with respect to its stock option plans.

          The Company has an Employee Stock Purchase Plan covering substantially all employees. Shares of common stock are purchased in the open market on behalf of participating employees, subject to a 1,625,000 total share limit under the plan. Purchases are made through payroll deductions with the Company matching 5% of the employees' contributions. Charges to earnings were not significant with respect to this plan.

14.  Off-Balance Sheet Risk and Concentration of Credit

          In the normal course of business, the Company executes, settles and finances customer and proprietary securities transactions. These activities expose the Company to off-balance sheet risk in the event that customers or other parties fail to satisfy their obligations.

          In accordance with industry practice, securities transactions are recorded on settlement date, generally three business days after trade date. Should a customer or broker fail to deliver cash or securities as agreed, the Company may be required to purchase or sell securities at unfavorable market prices.

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

15.  Regulatory Requirements

          The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. The rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of March 31, 1996, the broker-dealer subsidiaries had aggregate net capital, as defined, of $102,394 which exceeded required net capital by $92,870.

          The Company's principal broker-dealer subsidiary must maintain a separate account for the exclusive benefit of customers in accordance with Securities and Exchange Commission Rule 15c3-3, as determined by periodic computations. The rule allows the broker-dealer to maintain the required amounts in cash or qualified securities.

16.  Business Segment Information

          The Company, through its subsidiaries, operates predominantly in a single business segment - the securities industry. Within this segment, the Company is primarily engaged in securities brokerage, investment advisory and investment banking activities.


QUARTERLY FINANCIAL DATA*
(Dollars in thousands except per share amounts)
(Unaudited)
                                                   Quarter ended

1996                                Mar. 31     Dec. 31    Sept. 30    June 30
Revenues                           $147,788    $127,549    $124,709   $115,997
Expenses                            126,801     113,566     109,083    102,739

Earnings before income taxes         20,987      13,983      15,626     13,258
Income taxes                          8,494       5,666       6,395      5,432

Net earnings                       $ 12,493    $  8,317    $  9,231   $  7,826

Earnings per share:
  Primary                          $    .78    $    .52    $    .61   $    .55
  Fully diluted                    $    .70    $    .47    $    .52   $    .46


1995                                Mar. 31     Dec. 31    Sept. 30    June 30
Revenues                           $104,763    $ 97,326    $ 92,708   $ 94,268
Expenses                             97,748      90,340      87,353     85,921

Earnings before income taxes          7,015       6,986       5,355      8,347
Income taxes                          2,991       2,854       2,251      3,340

Net earnings                       $  4,024    $  4,132    $  3,104   $  5,007

Earnings per share:
  Primary                          $    .29    $    .30    $    .22   $    .37
  Fully diluted                    $    .26    $    .27    $    .21   $    .32

* Restated due to pooling of interests transaction.


Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

          None.

                             PART III

Item 10.  Directors and Executive Officers of the Registrant.

          The information required by this item is contained under the caption "Election of Directors" on pages 1 through 4 of the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders and the caption "Compliance With Section 16(a) of the Securities Exchange Act of 1934" on page 17 of such proxy statement. Such information is incorporated herein by reference to the proxy statement. See Part I, Item 4A of this Report for information regarding certain executive officers of the Company.

Item 11.  Executive Compensation.

          The information required by this item is contained under the caption "Executive Compensation" on pages 6 and 7 of the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders. Such information is incorporated herein by reference to the proxy statement.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

          The information required by this item is contained under the caption "Security Ownership of Management and Principal Stockholders" on page 6 of the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders. Such information is incorporated herein by reference to the proxy statement.

Item 13.  Certain Relationships and Related Transactions.

          The information required by this item is contained under the caption "Certain Transactions" on page 10 of the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders. Such information is incorporated herein by reference to the proxy statement.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

            (a) Documents filed as a part of the report:

            1. The following consolidated financial statements are included in Item 8 of this Report:


                                                   Page Number in
                                                      this Report

                    Report of Independent
                      Accountants                       33

                    Consolidated Statements
                      of Earnings                       34

                    Consolidated Statements
                      of Financial Condition            35

                    Consolidated Statements of
                      Changes in Stockholders'
                      Equity                            36

                    Consolidated Statements
                      of Cash Flows                     37

                    Notes to Consolidated
                      Financial Statements            38-48

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

                           3.2   -   By-laws of the Company as
                                     amended and restated April 25,
                                     1988 (incorporated by reference
                                     to the Company's Annual Report
                                     on Form 10-K for the year ended
                                     March 31, 1988)

                           4     -   The Company hereby agrees,
                                     pursuant to Item 601(b)(4)(iii)
                                     (A) of Regulation S-K, to
                                     furnish to the Commission upon
                                     request a copy of each
                                     instrument with respect to the
                                     rights of holders of long-term
                                     debt of the Company or its
                                     subsidiaries.

                           10.1.1-   Lease dated September 11, 1987
                                     between Baltimore Center
                                     Associates Limited Partnership
                                     and Legg Mason Tower, Inc. with
                                     respect to the Company's
                                     premises at 111 South Calvert
                                     Street, Baltimore, Maryland
                                     (incorporated by reference to
                                     Form 10-Q for the quarter ended
                                     September 30, 1987)

                           10.1.2-   First Amendment of Agreement of
                                     Lease dated August 1, 1988 with
                                     respect to lease dated September 11,
                                     1987 (incorporated by reference
                                     to the Company's Annual Report
                                     on Form 10-K for the year ended
                                     March 31, 1989)

                           10.1.3-   Second Amendment of Agreement
                                     of Lease dated December 19,
                                     1988 with respect to lease
                                     dated September 11, 1987
                                     (incorporated by reference to
                                     the Company's Annual Report on
                                     Form 10-K for the year ended
                                     March 31, 1989)

                           10.1.4-   Third Amendment of Agreement of
                                     Lease dated as of October 1,
                                     1990 with respect to lease
                                     dated September 11, 1987
                                     (incorporated by reference to
                                     the Company's Annual Report on
                                     Form 10-K for the year ended
                                     March 31, 1991)


                           10.1.5-   Fourth Amendment of Agreement
                                     of Lease dated August 3, 1992
                                     with



                                     respect to lease dated
                                     September 11, 1987
                                     (incorporated by reference to
                                     the Company's Annual Report on
                                     Form 10-K for the year ended
                                     March 31, 1993)

                           10.2  -   Legg Mason, Inc. 1981 Incentive
                                     Stock Option Plan, as amended
                                     through June 2, 1988
                                     (incorporated by reference to
                                     the Company's Annual Report on
                                     Form 10-K for the year ended
                                     March 31, 1988)*

                           10.3  -   Legg Mason, Inc. 1988
                                     Non-Employee Director Stock
                                     Option Plan (incorporated
                                     by reference to the Company's
                                     Annual Report on Form 10-K
                                     for the year ended March 31,
                                     1993)*

                           10.4  -   Legg Mason Wood Walker,
                                     Incorporated Deferred
                                     Compensation/Phantom Stock
                                     Plan (incorporated by reference
                                     to Registration No. 33-28609 on
                                     Form S-8)*

                           10.5.1-   Legg Mason, Inc. 1991 Omnibus
                                     Long-Term Compensation Plan
                                     (incorporated by reference to
                                     Exhibit A to the definitive
                                     proxy statement for the
                                     Company's 1991 Annual Meeting
                                     of Stockholders)*

                           10.5.2-   Form of Option Agreement under
                                     Legg Mason, Inc. 1991 Omnibus
                                     Long-Term Compensation Plan
                                     (incorporated by reference to
                                     the Company's Annual Report on
                                     Form 10-K for the year ended
                                     March 31, 1993)*

                           10.6  -   Legg Mason, Inc. Executive
                                     Incentive Compensation Plan
                                     (incorporated by reference to
                                     Appendix A to the definitive
                                     proxy statement for the
                                     Company's 1995 Annual Meeting
                                     of Stockholders)*

                           10.7.1-   Legg Mason, Inc. 1996 Equity
                                     Incentive  Plan (incorporated
                                     by reference to Appendix A to
                                     the definitive proxy statement
                                     for the Company's 1996 Annual
                                     Meeting of Stockholders)*



                           10.7.2-   Form of Option Agreement under
                                     Legg Mason, Inc. 1996 Equity
                                     Incentive Plan, filed herewith*

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


            (b) An 8-K Report was filed February 12, 1996 reporting under Items 5 and 7.




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

                            LEGG MASON, INC.


                            By: /s/ Raymond A. Mason
                                 Raymond A. Mason, Chairman
                                 of the Board, President and
                                 Chief Executive Officer

                            Date:  June 28, 1996



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         Signature                  Title                 Date

/s/ Raymond A. Mason        Chairman of the Board,   June 28, 1996
Raymond A. Mason            President and Chief
                            Executive Officer
                            (Principal Executive
                            Officer)


/s/ F. Barry Bilson         Vice President-Finance   June 28, 1996
F. Barry Bilson             (Principal Financial
                            and Accounting Officer)


/s/ John F. Curley, Jr.             Director                   June 28, 1996
John F. Curley, Jr.


/s/ James W. Brinkley               Director                   June 28, 1996
James W. Brinkley


/s/ Edmund J. Cashman, Jr.          Director                   June 28, 1996
Edmund J. Cashman, Jr.


/s/ Charles A. Bacigalupo           Director                   June 28, 1996
Charles A. Bacigalupo






/s/ Harry M. Ford, Jr.              Director                   June 28, 1996
Harry M. Ford, Jr.


/s/ Nicholas J. St. George          Director                   June 28, 1996
Nicholas J. St. George


/s/ Richard J. Himelfarb            Director                   June 28, 1996
Richard J. Himelfarb


/s/ James E. Ukrop                  Director                   June 28, 1996
James E. Ukrop


/s/ John B. Levert, Jr.             Director                   June 28, 1996
John B. Levert, Jr.


/s/ Harold L. Adams                 Director                   June 28, 1996
Harold L. Adams


/s/ John E. Koerner, III            Director                   June 28, 1996
John E. Koerner, III


/s/ Roger W. Schipke                Director                   June 28, 1996
Roger W. Schipke


/s/ W. Curtis Livingston            Director                   June 28, 1996
W. Curtis Livingston


/s/ Edward I. O'Brien               Director                   June 28, 1996
Edward I. O'Brien


/s/ Peter F. O'Malley               Director                   June 28, 1996
Peter F. O'Malley


/s/ Margaret DeB.Tutwiler           Director                   June 28, 1996
Margaret DeB. Tutwiler


/s/ William Wirth                   Director                   June 28, 1996
William Wirth
