Form 10-Q
period 1996-06-30
LEGG MASON INC
filed 1996-08-13
CIK 704051

                SECURITIES AND EXCHANGE COMMISSION


                     Washington, D.C.  20549

                            FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended June 30, 1996

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

18,062,831 shares of Common Stock as of the close of business on August 1, 1996.

               PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                LEGG MASON, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (in thousands of dollars)


                                           June 30,1996      March 31,1996
                                           (Unaudited)
ASSETS:
 Cash and cash equivalents                  $  152,934        $   89,378
 Cash and securities segregated for
  regulatory purposes                          139,300           168,859
 Resale agreements                              98,942           108,413
 Receivable from customers                     450,220           398,375
 Securities borrowed                           235,093           196,569
 Securities owned, at market value              98,127            84,219
 Investment securities, at market value         75,403            83,497
 Mortgage notes held for resale                 66,589              -
 Property and equipment,net                     34,015            33,339
 Intangible assets                              65,674            67,370
 Other                                          83,998            84,481
                                            ----------        ----------
                                            $1,500,295        $1,314,500
                                            ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
 Payable to customers                       $  580,447        $  564,698
 Payable to brokers and dealers                  5,595             3,854
 Securities loaned                             190,250           170,829
 Short-term borrowings                         133,877             6,800
 Securities sold, but not yet purchased,
  at market value                               23,551            10,693
 Accrued compensation                           34,747            41,168
 Other                                          53,624            50,018
 Senior notes                                   99,546            99,534
                                            ----------        ----------
                                             1,121,637           947,594
                                            ----------        ----------

Subordinated liabilities                        68,000            68,000
                                            ----------        ----------
Stockholders' equity:
 Common stock                                    1,542             1,538
 Additional paid-in capital                    121,635           120,960
 Retained earnings                             187,149           176,098
 Net unrealized appreciation on
  investment securities                            332               310
                                            ----------        ----------
                                               310,658           298,906
                                            ----------        ----------
                                            $1,500,295        $1,314,500
                                            ==========        ==========



          See notes to condensed consolidated financial statements.

                       LEGG MASON, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (in thousands, except per share amounts)
                                   (Unaudited)


                                                       Three Months
                                                      Ended June 30,
                                                   1996           1995
   Revenues:
    Commissions                                 $ 47,586       $ 37,492
    Principal transactions                        18,344         16,931
    Investment advisory and related fees          42,483         32,487
    Investment banking                            14,141          9,154
    Interest                                      17,958         12,274
    Other                                          8,325          7,659
                                                --------       --------
                                                 148,837        115,997
                                                --------       --------
   Expenses:
    Compensation and benefits                     84,447         66,460
    Occupancy and equipment rental                10,125          8,856
    Communications                                 7,131          6,992
    Floor brokerage and clearing fees              1,533          1,453
    Interest                                       9,462          5,890
    Other                                         14,153         13,088
                                                --------       --------
                                                 126,851        102,739
                                                --------       --------

   Earnings Before Income Taxes                   21,986         13,258

    Income taxes                                   9,086          5,432
                                                --------       --------
   Net Earnings                                 $ 12,900       $  7,826
                                                ========       ========

   Earnings per common share:
    Primary                                     $    .80       $    .55
    Fully diluted                               $    .71       $    .46

   Average number of common shares
   outstanding:
    Primary                                       16,050         14,144
    Fully diluted                                 18,728         18,404

   Dividends declared per common share          $    .12       $    .11

   Book value per common share                  $  20.15       $  17.42




          See notes to condensed consolidated financial statements.




                       LEGG MASON, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                 (Unaudited)
                                                        Three Months
                                                        Ended June 30,

                                                     1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                     $ 12,900       $  7,826
  Noncash items included in earnings:
   Depreciation and amortization                     3,734          3,518
                                                  --------       --------
                                                    16,634         11,344
(Increase) decrease in assets:
  Cash and securities segregated for regulatory
    purposes                                        29,559        (27,249)
  Receivable from customers                        (51,845)       ( 4,440)
  Securities borrowed                              (38,524)       (55,502)
  Securities owned                                 (13,908)       (29,398)
  Mortgage notes held for resale                   (66,589)           -
  Other                                                483         (6,242)
 Increase(decrease) in liabilities:
  Payable to customers                              15,749         35,259
  Payable to brokers and dealers                     1,741         15,338
  Securities loaned                                 19,421         48,225
  Securities sold, but not yet purchased            12,858        ( 1,900)
  Accrued compensation                              (6,421)         7,820
  Other                                              3,588          2,564
                                                  --------       --------
CASH USED FOR OPERATING ACTIVITIES                 (77,254)        (4,181)
                                                  --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for:
  Property and equipment                            (2,679)       ( 3,326)
  Intangible assets                                    (13)          (181)
Net decrease in resale agreements                    9,471          6,914
Purchases of investment securities                 (38,589)            -
Proceeds from sales of investment securities        46,720            336
                                                  --------       --------
CASH PROVIDED BY INVESTING ACTIVITIES               14,910          3,743
                                                  --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in short-term borrowings             127,077         72,257
 Issuance of common stock                              669            794
 Dividends paid                                     (1,846)        (1,347)
                                                  --------       --------
CASH PROVIDED BY FINANCING ACTIVITIES              125,900         71,704
                                                  --------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS           63,556         71,266
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    89,378         60,097
                                                  --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $152,934       $131,363
                                                  ========       ========



     See notes to condensed consolidated financial statements.

                 LEGG MASON, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands of dollars)
                          June 30, 1996
                           (Unaudited)

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

2.  Net Capital Requirements:

     The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. The Rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of June 30, 1996, the broker-dealer subsidiaries had aggregate net capital, as defined, of $111,114 which exceeded required net capital by $100,727.

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

4.  Interim Mortgage Transaction:

     On June 26, 1996, a subsidiary of the Company purchased
$66,589 of multi-family residential mortgages for resale on a pre-committed basis to the Federal Home Loan Mortgage Corporation ("Freddie Mac"). The mortgages were delivered to Freddie Mac and the short-term borrowing was repaid in July 1996.

5.  Supplemental Cash Flow Information:

     Interest payments were $8,573 1996 and $7,148 in 1995. Income tax payments were $3,515 in 1996 and $312 in 1995.

6.   Subsequent Event:

      On July 2, 1996 the Company called for redemption on August 1, 1996 the entire $68.0 million aggregate principal amount outstanding of its 5.25% Convertible Subordinated Debentures due
May 1, 2003 (the "Debentures").   Substantially all holders
converted their Debentures into 38.76 shares of Common Stock of Legg Mason for each $1 thousand principal amount of Debentures (based on the conversion price of $25.80 per share of Common Stock) for a total issuance of 2,634,515 new common shares. Cash was paid in lieu of fractional shares.

Item 2.         Management's Discussion and Analysis of
               Results of Operations and Financial Condition

RESULTS OF OPERATIONS

During the three months ended June 30, 1996, the first quarter of the Company's fiscal year, the securities markets reacted to continued favorable market trends and a stable interest rate environment with higher securities transaction volume, increased underwriting activity and rising equity markets. Favorable conditions also prevailed in the prior year's period as the financial markets benefitted from declining interest rates and increasing securities price levels and transaction volumes.

Quarter Ended June 30, 1996 Compared to Quarter Ended June 30, 1995


In the first fiscal quarter ended June 30, 1996, the Company's net earnings increased 65% to $12.9 million from $7.8 million in the prior year's quarter. Revenues rose 28% to $148.8 million from $116.0 million. Primary earnings per share were $.80, up 45% from $.55. Fully diluted earnings per share increased 54% to $.71 from $.46.

Commission revenues rose 27% to $47.6 million attributable to increased sales of non-affiliated mutual funds, variable annuities and listed securities.

Revenues from principal transactions increased 8% to $18.3 million, reflecting increased sales of over-the-counter securities, offset in part by a decline in trading profits on firm proprietary positions and in sales of corporate debt securities.

Investment advisory and related fees increased for the 25th consecutive quarter and were 31% higher than in the corresponding quarter of the prior year, as a result of increased assets under management in Company-sponsored mutual funds, the Company's fixed-income investment advisory subsidiary and fee-based brokerage accounts. In addition, the current year's quarter includes fees earned by Western Asset Global Management, a manager of global fixed-income and currency investments, acquired in February 1996. Company subsidiaries now serve as investment advisors to individual and institutional accounts and mutual funds with assets of $36.1 billion, up from $26.2 billion at June 30, 1995.

Investment banking revenues were $14.1 million, 54% higher than in the corresponding quarter of the prior year, reflecting an increase in energy-related corporate finance offerings.

Other revenues rose 9% to $8.3 million because of an increase in fees as a result of increased investor activity.

Compensation and benefits increased 27% to $84.4 million, reflecting higher sales and profitability-based compensation and personnel additions in new brokerage office locations.

Occupancy and equipment rental increased 14% to $10.1 million as a result of the acquisition of Western Asset Global, higher transaction volume processed by the Company's data processing service bureau and increased technology-related depreciation expense.

Communications expense of $7.1 million rose slightly from $7.0 million in the prior year's quarter.

Floor brokerage and clearing fees rose 6%, despite a 12% increase in transaction volume, as a result of the installation of a new order processing system beginning in November 1995.

Other expenses increased 8% to $14.2 million, primarily attributable to increased consulting and promotional expenses, offset in part by lower litigation-related fees.

Interest revenue increased 46% to $18.0 million because of larger firm investment and customer margin account balances.

Interest expense increased 61% to $9.5 million as a result of larger customer credit balances and the issuance of $100 million in Senior Notes in February 1996.

Income taxes rose 67% to $9.1 million because of an increase in pre-tax earnings. The effective tax rate was 41.3% compared with 41.0% in the prior year's quarter.


Liquidity and Capital Resources

There has been no material change in the Company's financial position since March 31, 1996. A substantial portion of the Company's assets is liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed primarily by free credit balances, equity capital, senior notes, subordinated borrowings, bank lines of credit and other payables.

During the three months ended June 30, 1996, cash and cash equivalents increased $63.6 million. Cash flows from financing activities generated $125.9 million, attributable to higher short-term borrowings by the Company's mortgage banking affiliates, primarily for the funding of multi-family residential mortgages for pre-committed delivery to the Federal Home Loan Mortgage Corporation ("Freddie Mac"). The mortgages were delivered to Freddie Mac and the loan was repaid in July 1996. The Company used $77.3 million of cash in operating activities primarily to fund the aforementioned multi-family residential mortgages and higher customer margin account balances. Cash flows from investing activities provided $14.9 million, principally from investment securities transactions including repurchase and resale agreements.

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

On July 2, 1996, the Company called for redemption on August 1, 1996 the entire $68.0 million aggregate principal amount outstanding of its 5.25% Convertible Subordinated Debentures due May 1, 2003 (the "Debentures"). Substantially all holders converted their Debentures into 38.76 shares of Common Stock of Legg Mason for each $1 thousand principal amount of Debentures (based on the conversion price of $25.80 per share of Common Stock) for a total issuance of 2,634,515 new common shares. Cash was paid in lieu of fractional shares.

                  PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.


       (a)  Exhibits
            (11) Statements re:   computation of per share
            earnings
            (27) Financial data schedules

       (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        LEGG MASON, INC.
                                          (Registrant)




DATE: August 13, 1996       /s/ John F. Curley, Jr.
                            John F. Curley, Jr.
                            Vice Chairman of the Board


DATE: August 13, 1996       /s/ F. Barry Bilson
                            F. Barry Bilson
                            Vice President - Finance

                        INDEX TO EXHIBITS

                                                             PAGE

11.   Statement re:  computation of per share earnings.       13
27.   Statement re:  financial data schedules.                14