Form 10-Q
period 1996-09-30
LEGG MASON INC
filed 1996-11-14
CIK 704051

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                             	FORM 10-Q
(Mark One)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       	SECURITIES EXCHANGE ACT OF 1934

              	For the Quarter Ended September 30, 1996

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

18,106,502 shares of Common Stock as of the close of business on November 1, 1996.

                    	PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  LEGG MASON, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    	(in thousands of dollars)

                                          September 30,1996   March 31,1996
                                            (Unaudited)
ASSETS:
 Cash and cash equivalents..............     $  157,186       $   89,378
 Cash and securities segregated for
  regulatory purposes...................        175,501          168,859
 Resale agreements......................        139,077          108,413
 Receivable from customers..............        480,018          398,375
 Securities borrowed....................        220,560          196,569
 Securities owned, at market value......         94,372           84,219
 Investment securities, at market value.         54,687           83,497
 Property and equipment, net............         34,162           33,339
 Intangible assets......................         63,950           67,370
 Other..................................         92,456           84,481
                                             ----------       ----------
                                             $1,511,969       $1,314,500
                                             ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
 Payable to customers...................     $  666,439       $  564,698
 Payable to brokers and dealers.........          7,850            3,854
 Securities loaned......................        190,993          170,829
 Short-term borrowings..................         38,558            6,800
 Securities sold, but not yet purchased,
  at market value.......................         25,249           10,693
 Accrued compensation...................         40,741           41,168
 Other..................................         52,166           50,018
 Senior notes...........................         99,557           99,534
                                             ----------       ----------
                                              1,121,553          947,594
                                             ----------       ----------

Subordinated liabilities................           -              68,000
                                             ----------       ----------
Stockholders' equity:
 Common stock...........................          1,809            1,538
 Additional paid-in capital.............        189,501          120,960
 Retained earnings......................        198,694          176,098
 Net unrealized appreciation on
  investment securities.................            412              310
                                             ----------       ----------
                                               	390,416          298,906
                                             ----------       ----------
                                             $1,511,969       $1,314,500
                                             ==========       ==========




See notes to condensed consolidated financial statements.

                    LEGG MASON, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (in thousands, except per share amounts)
                              (Unaudited)


                                        Three Months           Six Months
                                     Ended September 30,   Ended September 30,
                                      1996       1995        1996      1995
Revenues:
 Commissions.........................$ 41,718   $ 41,629    $ 89,304  $ 79,121
 Principal transactions..............  16,610     15,765      34,954    32,696
 Investment advisory and related fees  42,881     35,343      85,364    67,830
 Investment banking..................  18,750      9,996      32,891    19,150
 Interest............................  18,944     13,836      36,902    26,110
 Other...............................   8,391      8,140      16,716    15,799
                                     --------   --------    --------  --------
                                      147,294    124,709     296,131   240,706
                                     --------   --------    --------  --------
Expenses:
 Compensation and benefits...........  82,765     72,242     167,212   138,702
 Occupancy and equipment rental......  10,071      8,851      20,196    17,707
 Communications......................   6,736      6,460      13,867    13,452
 Floor brokerage and clearing fees...   1,271      1,443       2,804     2,896
 Interest............................   8,534      6,036      17,996    11,926
 Other...............................  14,742     14,051      28,895    27,139
                                     --------   --------    --------  --------
                                      124,119    109,083     250,970   211,822
                                     --------   --------    --------  --------
Earnings Before Income Taxes.........  23,175     15,626      45,161    28,884
 Income taxes........................   9,279      6,395      18,365    11,827
                                     --------   --------    --------  --------
Net Earnings.........................$ 13,896   $  9,231    $ 26,796  $ 17,057
                                     ========   ========    ========  ========

Earnings per common share:
 Primary.............................$    .78   $    .61    $   1.58  $   1.17
 Fully diluted.......................$    .74   $    .52    $   1.44  $    .98

Average number of common shares
 outstanding:
 Primary.............................  17,861     15,065      16,961    14,613
 Fully diluted.......................  18,766     18,540      18,743    18,524

Dividends declared per common share..$    .13   $    .12    $    .25  $    .23

Book value per common share..........$  21.58   $  18.32    $  21.58  $  18.32












See notes to condensed consolidated financial statements.

                       LEGG MASON, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                        Six Months
                                                    Ended September 30,
                                                    1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings.................................... $ 26,796       $ 17,057
  Noncash items included in earnings:
   Depreciation and amortization.................    7,621          7,052
                                                  --------       --------
                                                    34,417         24,109
(Increase)decrease in assets:
  Cash and securities segregated for regulatory
    purposes.....................................   (6,642)       (27,232)
  Receivable from customers......................  (81,643)       (37,829)
  Securities borrowed............................  (23,991)       (50,132)
  Securities owned...............................  (10,153)       (78,298)
  Other..........................................   (8,822)       (18,237)
 Increase(decrease)in liabilities:
  Payable to customers...........................  101,741         46,254
  Payable to brokers and dealers.................    3,996         10,692
  Securities loaned..............................   20,164          8,416
  Securities sold, but not yet purchased.........   14,556         15,416
  Accrued compensation...........................     (427)        12,802
  Other..........................................    1,574            156
                                                  --------       --------
CASH PROVIDED BY(USED FOR)OPERATING ACTIVITIES...   44,770        (93,883)
                                                  --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for:
  Property and equipment.........................   (4,936)        (6,983)
  Intangible assets..............................      (32)          (298)
 Net(increase)decrease in resale agreements......  (30,664)        50,006
 Purchases of investment securities..............  (82,837)           -
 Proceeds from sales of investment securities....  111,817          4,431
                                                  --------       --------
CASH PROVIDED BY(USED FOR)INVESTING ACTIVITIES...   (6,652)        47,156
                                                  --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in short-term borrowings...........   31,758        101,002
 Repayment of subordinated liabilities...........      (29)           (69)
 Issuance of common stock........................    1,656          1,819
 Dividends paid..................................   (3,695)        (2,701)
                                                  --------       --------
CASH PROVIDED BY FINANCING ACTIVITIES............   29,690        100,051
                                                  --------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS........   67,808         53,324
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..  89,378         60,097
                                                  --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD....... $157,186       $113,421
                                                  ========       ========




See notes to condensed consolidated financial statements.

                    	LEGG MASON, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands of dollars)
                           September 30, 1996
                               (Unaudited)

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

2.  Net Capital Requirements:

The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule.
The Rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of September 30, 1996, the broker-dealer subsidiaries had aggregate net capital, as defined, of $119,017 which exceeded required net capital by $107,865.

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


4.  Supplemental Cash Flow Information:

Interest payments were $19,225 1996 and $12,043 in 1995. Income tax payments were $23,824 in 1996 and $12,344 in 1995.

5.  Convertible Subordinated Debenture Redemption:

On July 2, 1996, the Company called for redemption on August 1, 1996 the $68.0 million aggregate principal amount outstanding of its 5.25% Convertible Subordinated Debentures due May 1, 2003
(the "Debentures"). Substantially all holders converted their Debentures into 38.76 shares of Common Stock of the Company for each $1 thousand principal amount of Debentures (based on the conversion price of $25.80 per share of Common Stock) for a total issuance of 2,634,515 new common shares. Cash was paid in lieu of fractional shares.

Item 2.      Management's Discussion and Analysis of
          Results of Operations and Financial Condition

RESULTS OF OPERATIONS

During the quarter and six months ended September 30, 1996, the Company benefited from continued favorable market conditions, despite a brief decline in equity prices in July 1996. Stable interest rates, higher securities transaction volume, increased underwriting activity and rising equity markets contributed to the Company's strong revenues and earnings in both periods.

Quarter Ended September 30, 1996 Compared to Quarter Ended
September 30, 1995


In the second fiscal quarter ended September 30, 1996, the Company's net earnings increased 51% to $13.9 million from $9.2 million in the prior year's quarter. Revenues rose 18% to $147.3 million from $124.7 million in the corresponding quarter of the prior year. Fully diluted earnings per share increased 42% to $.74 from $.52.

Commission revenues were $41.7 million, up slightly from $41.6 million in the prior year, reflecting increased sales of listed securities, annuities and non-affiliated mutual funds, offset in part by a decline in sales of over-the-counter securities.

Revenues from principal transactions rose 5% to $16.6 million, as higher sales of U.S. government, agency and over-the-counter securities were partially offset by losses on energy-related equity securities positions.

Investment advisory and related fees increased for the 26th consecutive quarter and were 21% higher than in the corresponding quarter of the prior year as a result of growth in assets under management in Company-sponsored mutual funds, the Company's fixed-income investment advisory subsidiary and fee-based brokerage accounts. In addition, the current year's quarter includes fees earned by Western Asset Global Management ("Western Asset Global"), a manager of global fixed-income and currency investments, acquired in February 1996. Company subsidiaries now serve as investment advisors to individual and institutional accounts and mutual funds with assets of $38.1 billion, up from $29.2 billion at September 30, 1995.

Investment banking revenues were $18.8 million, 88% higher than in the corresponding quarter of the prior year, reflecting an increase in public offerings of securities and financial advisory services.

Other revenues rose 3% to $8.4 million because of an increase in fee income from increased investor activity.

Compensation and benefits increased 15% to $82.8 million, reflecting higher sales and profitability-based compensation and personnel additions in new and existing brokerage offices and product areas.

Occupancy and equipment rental increased 14% to $10.1 million as a result of increased rent and depreciation expense and higher transaction volume processed by the Company's data processing service bureau.

Communications expense rose 4% to $6.7 million because of new brokerage office locations and the addition of expenses of Western Asset Global.

Despite increased transaction volume, floor brokerage and clearing fees decreased 12% to $1.3 million as a result of the installation of a new order processing system in November 1995.

Other expense increased 5% to $14.7 million, attributable to increased promotional, marketing and professional fee expenses, offset in part by lower litigation-related expenses. In addition, the current quarter includes expenses of Western Asset Global.

Interest revenue increased 37% to $18.9 million because of larger firm investment and customer margin account balances.

Interest expense increased 41% to $8.5 million as a result of higher interest paid on larger customer credit balances.

Income taxes rose 45% to $9.3 million because of an increase in pre-tax earnings. The effective tax rate was 40.0% compared with 40.9% in the prior year's quarter.

Six Months Ended September 30, 1996 Compared to Six Months Ended
September 30, 1995

The Company's net earnings in the six months ended September 30, 1996 increased 57% to $26.8 million from $17.1 million in the prior year's corresponding period. Revenues rose 23% to $296.1 million from $240.7 million. Fully diluted earnings per share increased 47% to $1.44 from $.98.

Commission revenues rose 13% to $89.3 million because of increases in sales of non-affiliated mutual funds, listed securities and annuities, partially offset by a decline in sales of over-the-counter securities.

Revenues from principal transactions increased 7% to $35.0 million, as higher sales of over-the-counter stocks and U.S. government and agency securities were partially offset by losses on energy-related equity positions.

Investment advisory and related fees increased 26% to $85.4 million, principally as a result of growth in assets under management in Company-sponsored mutual funds, the Company's fixed-income investment advisory subsidiary, fee-based brokerage accounts and the addition of fees earned by Western Asset Global.

Investment banking revenues rose 72% to $32.9 million as a result of increased corporate finance activity related to public offerings of securities and financial advisory services.

Other revenues rose 6% to $16.7 million as a result of an increase in fee income from increased investor activity, partially offset by a decline in loan originations at the Company's mortgage banking subsidiaries.

Compensation and benefits increased 21% to $167.2 million because of higher sales and profitability-based compensation and personnel additions in new and existing brokerage offices and product areas.

Occupancy and equipment rental increased 14% to $20.2 million because of increased depreciation and rent expense, higher transaction volume processed by the Company's data processing service bureau and the addition of expenses of Western Asset Global.

Communications expense increased 3% to $13.9 million, primarily because of brokerage office expansion and the addition of expenses of Western Asset Global.

Despite increased transaction volume, floor brokerage and clearing fees decreased 3% to $2.8 million as a result of the installation of a new order processing system.

Other expense increased 6% to $28.9 million, attributable to increased consulting and promotional expenses and the addition of expenses of Western Asset Global, offset in part by lower litigation-related expenses.

Interest revenue increased 41% to $36.9 million because of larger firm investment and customer margin account balances.

Interest expense increased 51% to $18.0 million because of higher interest paid on larger customer credit and conduit stock loan balances and the issuance of $100 million in Senior Notes in February 1996.

Income taxes rose 55% to $18.4 million because of an increase in pre-tax earnings. The effective tax rate was 40.7% and 40.9% in the current and prior year periods, respectively.


Liquidity and Capital Resources

On July 2, 1996, the Company called for redemption on August 1, 1996, the $68.0 million aggregate principal amount outstanding of its 5.25% Convertible Subordinated Debentures due May 1, 2003 (the "Debentures"). Substantially all holders converted their Debentures into 38.76 shares of Common Stock for each $1 thousand principal amount of Debentures (based on the conversion price of $25.80 per share of Common Stock), with cash paid in lieu of fractional shares.

Except for the Debenture redemption, there has been no material change in the Company's financial position since March 31, 1996.
A substantial portion of the Company's assets is liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed primarily by free credit balances, equity capital, bank lines of credit, senior notes and other payables.

During the six months ended September 30, 1996, cash and cash equivalents increased $67.8 million. Cash flows from operating activities provided the Company with $44.8 million of cash, principally from net earnings, adjusted for depreciation and amortization, and higher net customer payables. Cash flows from financing activities contributed $29.7 million, attributable to higher short-term borrowings by the Company's mortgage banking affiliates. Cash flows from investing activities used $6.7 million, principally for computer equipment purchases.

On January 5, 1995, the Company acquired the assets of Batterymarch Financial Management ("Batterymarch"). The Company paid $54.1 million in cash at closing. An additional payment, due in early 1998 if Batterymarch achieves specified revenue levels for calendar 1997, could increase the total consideration up to $120.0 million. If the amount of any 1998 payment exceeds $40.0 million, the Company may pay all or any portion of the excess in the form of shares of the Company's common stock.

                  	PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Nasdaq Market-Makers Antitrust Litigation

Reference is made to the discussion under the caption "Nasdaq Market-Makers Antitrust Litigation" in Item 3 of Registrant's 10-K Report for the fiscal year ended March 31, 1996. In July 1996, the Antitrust Division of the Department of Justice concluded its investigation and entered into a Stipulation and Order with certain of the broker dealer firms from whom it had sought information. At that time, the Antitrust Division advised Legg Mason Wood Walker, Incorporated that it would not be named as a defendant and need not enter into any Stipulation and Order. The private class litigation in which Legg Mason Wood Walker is one of the defendants remains pending.

Item 4. Submission of Matters to a Vote of Security Holders.

Registrant's annual meeting of stockholders was held July 24, 1996. In the election of directors, the six director nominees were elected with the following votes:

                           Votes
                            Cast         For       Withhold
Raymond A. Mason         13,575,341  13,575,341    79,024
James W. Brinkley        13,574,818  13,574,818    79,547
Nicholas J. St. George   13,582,667  13,582,667    71,698
Richard J. Himelfarb     13,555,431  13,555,431    98,934
Roger W. Schipke         13,582,667  13,582,667    71,698
Edward I. O'Brien        13,583,010  13,583,010    71,355


The stockholders voted in favor of the approval of the Legg Mason, Inc. 1996 Equity Incentive Plan, the amendment of the Legg Mason,
Inc. Articles of Incorporation and the ratification of the appointment of Coopers & Lybrand L.L.P. as independent auditors of the Registrant as follows:

                   Votes
                   Cast         For     Against   Abstain   Non-Vote
Approval of
Legg Mason, Inc.
1996 Equity
Incentive Plan   11,899,551   9,181,090  2,718,461  123,933  1,630,881

Amendment of the
Legg Mason, Inc.
Articles of
Incorporation    11,832,570   9,686,312  2,718,461  123,933  1,535,258

Ratification of
Appointment of
Auditors         13,632,361  13,619,892     12,469   22,005      ---


Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits

3.1     Articles of Incorporation and
       	Articles of Amendment of Legg
       	Mason, Inc. through July 24, 1996

10.1    Form of Non-Qualified Stock
       	Option Agreement under Legg
        Mason, Inc. 1996 Equity Incentive Plan*

11.     Statement re:  computation of per share earnings

27.     Statement re:  financial data schedules

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.



*These exhibits are management contracts or compensatory plans or arrangements.

                            	SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




					LEGG MASON, INC.
					  (Registrant)




DATE: November 14, 1996                      /s/ John F. Curley, Jr.
                                             John F. Curley, Jr.
                                             Vice Chairman of the Board





DATE: November 14, 1996                      /s/ F. Barry Bilson
                                             F. Barry Bilson
                                             Vice President - Finance

                           	INDEX TO EXHIBITS


                                                                 PAGE


3.1             Articles of Incorporation and
                Articles of Amendment of Legg
                Mason, Inc. through July 24, 1996

10.1            Form of Non-Qualified Stock Option
                Agreement under Legg Mason, Inc.
                1996 Equity Incentive Plan*

11.             Statement re:  computation of per
                share earnings

27.             Statement re:  financial data
                schedules


*These exhibits are management contracts or compensatory plans or arrangements.