Form 10-Q
period 1996-12-31
LEGG MASON INC
filed 1997-02-14
CIK 704051

                     SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q
(Mark One)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarter Ended December 31, 1996

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

18,218,326 shares of Common Stock as of the close of business on February 3, 1997.

		                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


    		                    LEGG MASON, INC. AND SUBSIDIARIES
  	            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
		                          (in thousands of dollars)

                                        December 31, 1996   March 31, 1996
                                             (Unaudited)
ASSETS:
 Cash and cash equivalents..............     $  236,512       $   89,378
 Cash and securities segregated for
  regulatory purposes...................        404,600          168,859
 Resale agreements......................        196,311          108,413
 Receivable from customers..............        502,667          398,375
 Securities borrowed....................        206,355          196,569
 Securities owned, at market value......         67,174           84,219
 Investment securities, at market value.         63,202           83,497
 Office equipment,leasehold improvements
  and property..........................         28,909           33,339
 Intangible assets......................         62,693           67,370
 Other..................................         99,013           84,481
                                             ----------       ----------
                                             $1,867,436       $1,314,500
                                             ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
 Payable to customers...................     $  958,683       $  564,698
 Payable to brokers and dealers.........          6,283            3,854
 Securities loaned......................        191,581          170,829
 Short-term borrowings..................         68,747            6,800
 Securities sold, but not yet purchased,
  at market value.......................         17,888           10,693
 Accrued compensation...................         59,328           41,168
 Other..................................         59,780           50,018
 Senior notes...........................         99,569           99,534
                                             ----------       ----------
                                              1,461,859          947,594
                                             ----------       ----------

Subordinated liabilities................          -               68,000
                                             ----------       ----------
Stockholders' equity:
 Common stock...........................          1,820            1,538
 Additional paid-in capital.............        191,600          120,960
 Retained earnings......................        211,628          176,098
 Net unrealized appreciation on
  investment securities.................            529              310
                                             ----------       ----------
                                                405,577          298,906
                                             ----------       ----------
                                             $1,867,436       $1,314,500
                                             ==========       ==========





See notes to condensed consolidated financial statements.


              		     LEGG MASON, INC. AND SUBSIDIARIES
	              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
		                (in thousands, except per share amounts)
			                             (Unaudited)


                                       Three Months            Nine Months
                                     Ended December 31,     Ended December 31,
                                        1996       1995        1996      1995
Revenues:
 Commissions........................ $ 49,071   $ 41,476    $138,375  $120,597
 Principal transactions..............  17,869     15,238      52,823    47,934
 Investment advisory and related fees  46,690     37,222     132,054   105,052
 Investment banking..................  21,807     10,129      54,698    29,279
 Interest............................  22,490     14,487      59,392    40,597
 Other...............................   9,340      8,997      26,056    24,796
                                     --------   --------    --------  --------
                                      167,267    127,549     463,398   368,255
                                     --------   --------    --------  --------
Expenses:
 Compensation and benefits...........  93,564     75,715     260,776   214,417
 Occupancy and equipment rental......  11,681      9,095      31,877    26,802
 Communications......................   7,570      6,878      21,437    20,330
 Floor brokerage and clearing fees...   1,447      1,143       4,251     4,039
 Interest............................  11,798      6,230      29,794    18,156
 Other...............................  15,707     14,505      44,602    41,644
                                     --------   --------    --------  --------
                                      141,767    113,566     392,737   325,388
                                     --------   --------    --------  --------
Earnings Before Income Taxes.........  25,500     13,983      70,661    42,867
 Income taxes........................  10,200      5,666      28,565    17,493
                                     --------   --------    --------  --------
Net Earnings.........................$ 15,300   $  8,317    $ 42,096  $ 25,374
                                     ========   ========    ========  ========

Earnings per common share:
 Primary.............................$    .81   $    .52    $   2.39  $   1.69
 Fully diluted.......................$    .80   $    .47    $   2.22  $   1.46

Average number of common shares
 outstanding:
 Primary.............................  18,975     15,933      17,634    15,051
 Fully diluted.......................  19,084     18,569      18,999    18,485

Dividends declared per common share..$    .13   $    .12    $    .38  $    .35

Book value per common share..........$  22.29   $  18.75    $  22.29  $  18.75












See notes to condensed consolidated financial statements.


                                    LEGG MASON, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (in thousands of dollars)
                                                (Unaudited)

                                                        Nine Months
                                                     Ended December 31,
                                                      1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings.................................... $  42,096       $ 25,374
  Noncash items included in earnings:
   Depreciation and amortization.................    12,352         10,664
                                                   --------       --------
                                                     54,448         36,038
(Increase) decrease in assets:
  Cash and securities segregated for regulatory
    purposes.....................................  (235,741)       (69,495)
  Receivable from customers......................  (104,292)       (64,935)
  Securities borrowed............................    (9,786)       (25,333)
  Securities owned...............................    17,045        (26,377)
  Other..........................................   (15,405)       (14,984)
 Increase(decrease) in liabilities:
  Payable to customers...........................   393,985        204,862
  Payable to brokers and dealers.................     2,429         15,666
  Securities loaned..............................    20,752         13,581
  Securities sold, but not yet purchased.........     7,195            420
  Accrued compensation...........................    18,160         22,658
  Other..........................................     9,152          5,892
                                                   --------       --------
CASH PROVIDED BY OPERATING ACTIVITIES............   157,942         97,993
                                                   --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for:
  Property and equipment.........................    (8,924)        (9,821)
  Intangible assets..............................      (367)          (445)
 Sale of property................................     6,154            -
 Net increase in resale agreements...............   (87,898)       (43,308)
 Purchases of investment securities..............  (125,992)           -
 Proceeds from sales of investment securities....   146,596          4,972
                                                   --------       --------
CASH USED FOR INVESTING ACTIVITIES...............   (70,431)       (48,602)
                                                   --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in short-term borrowings...........    61,947         69,406
 Repayment of subordinated liabilities...........       (29)           (69)
 Issuance of common stock........................     3,752          2,420
 Dividends paid..................................    (6,047)        (4,377)
                                                   --------       --------
CASH PROVIDED BY FINANCING ACTIVITIES............    59,623         67,380
                                                   --------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS........   147,134        116,771
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.    89,378         60,097
                                                   --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD....... $ 236,512       $176,868
                                                   ========       ========




See notes to condensed consolidated financial statements.

                       LEGG MASON, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (in thousands of dollars)
                              December 31, 1996
                                  (Unaudited)

1.  Interim Basis of Reporting:

The accompanying unaudited condensed consolidated financial statements of Legg Mason, Inc. and its wholly-owned subsidiaries (the "Company")have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared utilizing the interim basis of reporting and, as such, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year.

2.  Net Capital Requirements:

The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. The Rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of December 31, 1996, the broker-dealer subsidiaries had aggregate net capital, as defined, of $132,368 which exceeded required net capital by $120,953.

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


4.  Supplemental Cash Flow Information:

Interest payments were $29,198 in 1996 and $18,956 in 1995.
 Income tax payments were $33,926 in 1996 and $17,551 in 1995.

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

Item 2.      Management's Discussion and Analysis of
	  Results of Operations and Financial Condition

RESULTS OF OPERATIONS

During the quarter and nine months ended December 31, 1996, Legg Mason, Inc. and its subsidiaries (the "Company") benefited from continued favorable market conditions. Rising equity markets, higher securities transaction volume, increased underwriting activity and stable interest rates contributed to the Company's strong revenues and earnings in both periods.

Quarter Ended December 31, 1996 Compared to Quarter Ended
December 31, 1995


In the third fiscal quarter ended December 31, 1996, the Company's net earnings increased 84% to $15.3 million from $8.3 million in the prior year's quarter. Revenues rose 31% to $167.3 million from $127.5 million in the corresponding quarter of the prior year. Fully diluted earnings per share increased 70% to $.80 from $.47.

Commission revenues were $49.1 million, up 18% from $41.5 million in the prior year, reflecting increased sales of listed securities, annuities and non-affiliated mutual funds, offset in part by a decline in sales of over-the-counter securities.

Revenues from principal transactions rose 17% to $17.9 million, as a result of higher sales of fixed income and equity proprietary positions, partially offset by losses on energy-related equity securities positions.

Investment advisory and related fees increased for the 27th consecutive quarter and were 25% higher than in the corresponding quarter of the prior year as a result of growth in assets under management in Company-sponsored mutual funds, the Company's fixed-income investment advisory subsidiary and fee-based brokerage accounts. Company subsidiaries now serve as investment advisors to individual and institutional accounts and mutual funds with assets of $41.3 billion, up from $30.9 billion at December 31, 1995.

Investment banking revenues were $21.8 million, 115% higher than in the corresponding quarter of the prior year, reflecting an increase in corporate finance activities, primarily public offerings of energy-related securities and real estate investment trusts.

Other revenues increased 4% to $9.3 million as a result of higher fees from increased investor activity, partially offset by a decline in loan originations at the Company's mortgage banking subsidiaries.

Compensation and benefits increased 24% to $93.6 million, as a result of higher sales and profitability-based compensation and personnel additions related to expansion of securities brokerage and investment advisory activities.

Occupancy and equipment rental increased 28% to $11.7 million as a result of an accelerated write-off of retired computer equipment, increased depreciation expense, higher transaction volume processed by the data processing service bureau used by the Company, and an increase in rent expense because of new brokerage office locations.

Communication expense rose 10% to $7.6 million because of higher quote and printing expenses and the addition of expenses of Western Asset Global Management, acquired in February 1996.

Floor brokerage and clearing fees increased 27% to $1.4 million as a result of increased transaction volume.

Other expense increased 8% to $15.7 million attributable to higher promotional expenses.

Interest revenue increased 55% to $22.5 million because of larger firm investment, customer margin account and conduit stock loan balances.

Interest expense increased 89% to $11.8 million as a result of larger interest-bearing customer credit balances and larger conduit stock loan balances.

Income taxes rose 80% to $10.2 million because of an increase in pre-tax earnings. The effective tax rate was 40.0% compared with 40.5% in the prior year's quarter.

Nine Months Ended December 31, 1996 Compared to Nine Months Ended
December 31, 1995

The Company's net earnings in the nine months ended December 31, 1996 increased 66% to $42.1 million from $25.4 million in the prior year's corresponding period. Revenues rose 26% to $463.4 million from $368.3 million. Fully diluted earnings per share increased 52% to $2.22 from $1.46.

Commission revenues rose 15% to $138.4 million because of increases in sales of listed securities, non-affiliated mutual funds and annuities, partially offset by a decline in sales of over-the-counter securities.

Revenues from principal transactions increased 10% to $52.8 million, as a result of higher sales of fixed income and equity proprietary positions, partially offset by losses on energy-related equity securities positions.

Investment advisory and related fees increased 26% to $132.1 million, principally as a result of growth in assets under management in Company-sponsored mutual funds, the Company's fixed-income investment advisory subsidiary and fee-based brokerage accounts.

Investment banking revenues rose 87% to $54.7 million as a result of increased corporate finance activity, principally energy and real estate related public offerings of securities, and financial advisory services.

Other revenues increased 5% to $26.1 million as a result of higher fees from increased investor activity, partially offset by a decline in loan originations at the Company's mortgage banking subsidiaries.

Compensation and benefits increased 22% to $260.8 million because of higher sales and profitability-based compensation and personnel additions in new and existing brokerage offices and product areas. In addition, the current year period includes the expenses of Western Asset Global Management.

Occupancy and equipment rental increased 19% to $31.9 million because of increased depreciation expense, higher transaction volume processed by the data processing service bureau used by the Company, the accelerated write-off of retired computer equipment and the addition of expenses of Western Asset Global Management.

Communications expense rose 5% to $21.4 million because of the addition of expenses of Western Asset Global Management and higher printing and office supply expenses.

Floor brokerage and clearing fees increased 5% to $4.3 million as a result of increased transaction volume.

Other expense increased 7% to $44.6 million, attributable to increased promotional and consulting expenses and the addition of expenses of Western Asset Global, offset in part by lower litigation-related expenses.

Interest revenue increased 46% to $59.4 million because of larger firm investment, customer margin account and conduit stock loan balances.

Interest expense increased 64% to $29.8 million because of larger interest-bearing customer credit balances, larger conduit stock loan balances and the issuance of $100 million in Senior Notes in February 1996.

Income taxes rose 63% to $28.6 million because of an increase in pre-tax earnings. The effective tax rate was 40.4% and 40.8% in the current and prior year periods, respectively.


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

Except for the Debenture redemption, there has been no material change in the Company's financial position since March 31, 1996. A substantial portion of the Company's assets is liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed primarily by free credit balances, equity capital, senior notes, bank lines of credit and other payables.

During the nine months ended December 31, 1996, cash and cash equivalents increased $147.1 million. Cash flows from operating activities provided the Company with $157.9 million of cash, principally from higher net customer payables and net earnings, adjusted for depreciation and amortization, partially offset by increased regulatory cash and securities funding requirements. Cash flows from financing activities contributed $59.6 million, attributable to higher short-term borrowings by the Company's mortgage banking affiliates. Cash flows from investing activities used $70.4 million for increased investment in resale agreements.

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

                             	PART II.  OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K.


(a)  Exhibits

10.1.   Executive Convertible Debenture
        Purchase and Loan Agreement
        between Legg Mason, Inc. and an
        Executive Officer of Legg Mason,
        Inc., dated as of August 29,
        1996*

10.2.   Legg Mason, Inc. Executive
        Convertible Subordinated
        Debenture Due August 29, 2000
        issued to an Executive Officer
        of Legg Mason, Inc.*

10.3.   Promissory Note of Executive
        Officer of Legg Mason, Inc. to
        Legg Mason, Inc., dated as of
        August 29, 1996*

10.4.   Pledge Agreement by and between
        an Executive Officer of Legg
        Mason, Inc. as Pledgor, and Legg
        Mason, Inc. as Pledgee, dated as
        of August 29, 1996*


11.     Statements re:   computation of
        per share earnings

27.     Statements re:    financial data
        schedules

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1996.


*These exhibits are management contracts or compensatory plans or arrangements.

					                                       SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




					                                            LEGG MASON, INC.
					                                              (Registrant)




DATE: February 14, 1997                          /s/ John F. Curley, Jr.
			                                              John F. Curley, Jr.
			                                              Vice Chairman of the Board





DATE: February 14, 1997                         /s/ F. Barry Bilson
			                                             F. Barry Bilson
			                                             Vice President - Finance

                        		       INDEX TO EXHIBITS

                                                     PAGE

10.1    Executive   Convertible   Debenture          14-36
        Purchase and Loan Agreement between
        Legg Mason, Inc. and an Executive
        Officer of Legg Mason, Inc., dated
        as of August 29, 1996*

10.2    Legg  Mason,  Inc.   Executive               37-46
        Convertible Subordinated Debenture
        August 29, 2000 issued to an
        Executive Officer of Legg Mason,
        Inc.*

10.3    Promissory   Note  of   Executive            47-49
        Officer of Legg Mason, Inc. to Legg
        Mason, Inc., dated as of August 29,
        1996*

10.4    Pledge Agreement by and between an           50-55
        Executive Officer of Legg Mason,
        Inc. as Pledgor, and Legg Mason,
        Inc. as Pledgee, dated as of August
        29, 1996*

11.     Statement re: computation of per             56-57
        share earnings

27.     Statement re: financial data                    58
        schedules

*These exhibits are management contracts or compensatory plans or arrangements.