Form 10-K
period 1997-03-31
LEGG MASON INC
filed 1997-06-27
CIK 704051

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-K

(Mark One)
    X  	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 1997
                                                            or
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of May 16, 1997, the aggregate market value of the registrant's common stock held by non-affiliates was $750,052,000.

     As of May 16, 1997, the number of shares outstanding of the registrant's common stock was 18,303,307.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement dated June 13, 1997 are incorporated by reference into Part III.

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

     Investment advisory subsidiaries of the Company, and their respective assets under management as of March 31, 1997, include
Legg Mason Fund Adviser, Inc., which serves as investment adviser to or manager of Company-sponsored mutual funds, with assets of approximately $7.1 billion; Western Asset Management Company, which manages fixed-income assets for institutional accounts, with approximately $24.6 billion under management; Batterymarch Financial Management, Inc., which manages emerging markets, international and U.S. equity portfolios for institutional clients, with approximately
$4.1 billion under management; Bartlett & Co., which serves as investment adviser to high net worth individuals and institutions, with approximately $2.4 billion under management; Legg Mason Capital Management, Inc., which serves as investment adviser to individual and institutional accounts, with approximately $980 million under management; Gray, Seifert & Co., Inc., which serves as investment adviser to wealthy individual, family group, endowment and foundation accounts, with approximately $950 million under management; Western Asset Global Management Limited, which manages international fixed-income securities and currencies, with approximately $2.1 billion under management; and Fairfield Group, Inc., which serves as investment adviser to mutual funds (with assets of approximately $210 million) structured to meet the investment needs of banks and bank trust departments.

     The Company's principal real estate finance subsidiaries are Legg Mason Real Estate Services, Inc. and Legg Mason Dorman & Wilson, Inc., which are primarily engaged in commercial mortgage banking and commercial loan servicing.

     In the fiscal year ended March 31, 1997, the Company's total revenues were derived approximately 44% from individual investor brokerage accounts, including interest on margin accounts, 7% from institutional investor brokerage accounts, 29% from investment advisory services, and the balance from transactions as principal with other dealers, investment banking, commercial mortgage banking and other activities.

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

Brokerage Offices

      The following table reflects, as of March 31, 1997, certain information with respect to the Company's securities brokerage offices.


                                   Number of
                                   Financial          Number of
    Location                       Advisors            Offices

United States:
  Maryland.....................        261                16
  Pennsylvania.................        190                20
  Virginia.....................        101                 9
  Louisiana....................         80                 9
  North Carolina...............         64                 8
  Massachusetts................         50                 3
  Texas........................         44                 4
  District of Columbia.........         40                 1
  Florida......................         37                 9
  Ohio.........................         35                 3
  New York.....................         27                 3
  Alabama......................         18                 3
  Connecticut..................         17                 3
  New Jersey...................         15                 5
  Mississippi..................         15                 3
  Delaware.....................         13                 2
  Maine........................         13                 1
  West Virginia................         12                 2
  Tennessee....................          9                 1
  South Carolina...............          7                 1
  Rhode Island.................          5                 1

United Kingdom:
  London.......................          4                 1
France:
  Paris........................          3                 1

         TOTAL.................      1,060               109


Revenues by Source

     The following table sets forth certain information regarding the revenues of the Company by source.


                               LEGG MASON, INC. AND SUBSIDIARIES


                                          Years Ended March 31,
                               1995               1996              1997
                                         (Dollars in thousands)
                          Amount  Percent    Amount  Percent   Amount  Percent
Commissions
  Listed & Over-the-
    Counter.............  $ 85,770   22.0%   $116,187   22.5%   $124,841   19.5%
  Mutual Funds..........    23,315    6.0      35,276    6.8      41,054    6.4
  Insurance & Annuities.    11,621    3.0      14,409    2.8      20,436    3.2
  Options & Commodities.     2,270    0.6       3,309    0.7       3,649    0.6

  Total...............     122,976   31.6     169,181   32.8     189,980   29.7

Principal Transactions(1)
  Customer Related:
    Government & Agency.    12,986    3.3      12,406    2.4      14,660    2.3
    Municipal...........    17,901    4.6      14,845    2.9      15,662    2.4
    Corporate Debt......     5,989    1.5       8,817    1.7       8,437    1.3
    Over-the-Counter....    18,467    4.8      24,112    4.7      31,327    4.9

                            55,343   14.2      60,180   11.7      70,086   10.9
  Dealer Related:
    Government & Agency.      903     0.2       1,171    0.2       1,602    0.3
    Municipal...........      (75)      -        (205)    -           46    -
    Corporate Debt......      515     0.2         398    0.1         295    0.0
    Over-the-Counter....    2,784     0.7       4,326    0.8       1,152    0.2

                            4,127     1.1       5,690    1.1       3,095    0.5

     Total..............   59,470    15.3      65,870   12.8      73,181   11.4

Investment Advisory &
  Related Fees..........  102,518    26.4     144,790   28.0     183,401   28.7

Investment Banking(2)
  Corporate.............    27,078    7.0       36,495   7.1      63,850   10.0
  Municipal.............     7,575    1.9        6,833   1.3       8,212    1.3
     Total..............    34,653    8.9       43,328   8.4      72,062   11.3

Interest Income.........    39,697   10.2       57,098  11.1      84,076   13.1

Other(3)................    29,751    7.6       35,776   6.9      37,006    5.8

     Total Revenues.....  $389,065 100.0%     $516,043 100.0%   $639,706  100.0%




(1)	Principal transactions (securities transactions in which the Company buys for or sells from its own inventory) are classified as "Customer Related" when such transactions are effected with a customer of the Company (whether an individual or institutional investor) and as "Dealer Related" when such transactions are effected with another dealer.
(2)	Principally selling concessions from underwriting participations and fees from managed and co-managed offerings.
(3)	Includes revenues from mortgage servicing and loan originations
       (1995: $14,603; 1996: $19,192; 1997: $16,922).

Retail Securities Business

        For the fiscal years ended March 31, 1995, 1996 and 1997, revenues derived from securities transactions for individual investors (excluding interest on margin accounts) constituted approximately 87%, 88% and 84%, respectively, of total revenues from securities transactions and 44%, 42% and 39%, respectively, of the Company's total revenues. Management believes that such services will continue to be the Company's primary source of revenues in the foreseeable future, although the percentage of total revenues may decrease primarily as a result of increases in investment advisory and investment banking revenues. Retail commissions are charged on both exchange and over-the-counter ("OTC") transactions in accordance with a schedule which the Company has formulated and may change from time to time. Discounts from the schedule are granted in certain cases.
The Company also offers certain account arrangements under which a single fee is charged based on a percentage of the assets held in a customer's account and no commissions are charged on a transaction-by-transaction basis. When OTC transactions are executed by the Company as a dealer, the Company receives, in lieu of commissions, mark-ups or mark-downs that are included in the "Revenues by Source" table as customer-related principal transactions. The Company has dealer-sales agreements with several major distributors that offer mutual fund shares through broker-dealers. In addition, the Company sells shares of Company-sponsored mutual funds. See "Company-Sponsored Mutual Funds."


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

      Interest is charged on amounts borrowed by customers (debit balances) to finance their margin transactions. The rate of interest charged to customers is the brokers' call money rate (the interest rate on bank loans to brokers collateralized by securities) plus an additional amount that varies depending upon the size of the customer's debit balance and level of account activity. Interest income derived from these sources constituted approximately 5% of the Company's total revenues for each of the fiscal years ended March 31, 1995, 1996 and 1997. Interest is also earned on securities owned by the Company and on operating and segregated cash balances.

      Free credit balances (excess funds kept by customers in their brokerage accounts) and equity capital are the primary sources of funds used to finance customers' margin account borrowings. Legg Mason Wood Walker pays interest on certain free credit balances in customers' accounts when the customer has indicated that the funds will be used for reinvestment at a future date. In fiscal 1997, Legg Mason Wood Walker paid interest on approximately 90% of customer free credit balances.

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

       Transactions are executed by the Company acting as broker or as principal. The Company permits discounts from its commission schedule to its institutional customers. The size of such discounts varies with the size of particular transactions and other factors. For the fiscal years ended March 31, 1995, 1996 and 1997, revenues derived from securities transactions for institutional investors constituted approximately 13%, 12% and 16%, respectively, of total revenues from securities transactions and 6%, 6% and 7%, respectively, of the Company's total revenues.

Principal Transactions

       The Company makes primary markets in equity securities that are traded OTC, particularly securities of companies located in the Mid-Atlantic and Mid-South regions. The Company is also an active market maker and distributor of municipal bonds, particularly bonds issued by municipalities located in the Mid-Atlantic and Mid-South regions.

       As of March 31, 1997, the Company made markets in equity securities of approximately 360 corporations, including corporations for which the Company has acted as a managing or co-managing underwriter. The Company has 33 traders involved in trading corporate equity and debt securities, 9 in trading municipal securities, and 13 in trading government securities.

      The Company's market-making activities are also conducted with other dealers, and with institutional and individual customers of its branch office system. In making markets in equity and debt securities, the Company maintains positions in such securities to service its customers and accordingly exposes its own capital to the risk of fluctuations in market value. While the Company seeks to avoid substantial market risk, and may engage in hedging transactions to minimize risk, it does, nonetheless, realize profits and losses from market fluctuations. Trading profits or losses) depend upon the skills of the employees engaged in market making, the amount of capital allocated to positions in securities and the general level of activity and trend of prices in the securities markets.

Investment Banking

Corporate and Municipal Finance

      The Company participates as an underwriter in public offerings of corporate debt and equity issues as well as municipal securities.
The Company also serves as manager or co-manager of corporate equity and municipal offerings, generally involving issuers located in the Mid-Atlantic and Mid-South regions.

      The following tables set forth, for the periods indicated, (i) the total number and dollar amount of corporate stock and bond and municipal bond offerings managed or co-managed by the Company, and (ii) the total number and dollar amount of its underwriting participations in those offerings and in offerings managed by others.


                             Managed or Co-Managed Offerings
Calendar Year       Number of Issues                Amount of Offering
                  Corporate  Municipal        Corporate            Municipal

  1992             62            314        $7,361,066,000    $10,091,755,000
  1993             81            340         9,949,500,000     15,715,724,000
  1994             24            227         3,764,956,000      5,779,156,000
  1995             22            165           958,377,000      4,112,580,000
  1996             33            258         3,808,000,000      5,555,638,000



                              Underwriting Participations
Calendar Year       Number of Issues             Amount of Participation
                  Corporate  Municipal         Corporate           Municipal

  1992            500             362        $1,139,104,000    $1,845,151,000
  1993            598             458         1,396,410,000     6,017,729,000
  1994            411             309           776,258,000     1,187,236,000
  1995            354             232           675,257,000       627,973,000
  1996            427             246         1,313,233,000       587,548,000


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

     At March 31, 1997, the Company had 76 professionals engaged in investment banking activities, including 45 in corporate finance and 31 in municipal finance.

Company-Sponsored Mutual Funds

     The Company, through various subsidiaries, sponsors and serves as investment advisor and distributor for domestic and international equity, fixed-income and money market mutual funds and offshore investment funds. As of March 31, 1996 and 1997, the aggregate net assets of all of these proprietary funds were approximately $7.1 billion and $9.1 billion, respectively.

     For the fiscal years ended March 31, 1995, 1996 and 1997, the Company received approximately $21.0 million, $26.0 million and $37.8 million, respectively, in asset-based sales charges from its proprietary mutual funds.

Investment Advisory Services

     Legg Mason Fund Adviser, Inc. serves as investment adviser to or manager of various Company-sponsored mutual funds.

     Western Asset Management Company specializes in the management of fixed-income assets for institutional clients. At March 31, 1996 and 1997, Western had approximately $17.8 billion and $24.6 billion, respectively, under management (not including assets in Company-sponsored mutual funds for which it serves as investment adviser).

     Batterymarch Financial Management, Inc. manages emerging markets, international, and U.S. equity portfolios for institutional clients.
At March 31, 1996 and 1997, Batterymarch managed assets with a value of approximately $4.0 billion and $4.1 billion, respectively.

     Bartlett & Co., acquired in January 1996, manages securities portfolios for high net worth individuals, family groups and institutions. At March 31, 1996 and 1997, Bartlett managed assets with a value of approximately $2.2 billion and $2.4 billion, respectively.

     Gray, Seifert & Co., Inc. manages securities portfolios for wealthy individuals and family groups, endowments, and foundations. At
 March 31, 1996 and 1997, Gray Seifert managed assets with a value of approximately $840 million and $950 million, respectively.

     Western Asset Global Management Limited, acquired in February 1996, manages international fixed-income securities and currencies for institutions worldwide. At March 31, 1996 and 1997, Western Asset Global managed assets with a value of approximately $2.7 billion and $2.1 billion, respectively.

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

     Legg Mason Capital Management, Inc. manages securities portfolios of individual and institutional clients. At March 31, 1996 and 1997, this subsidiary managed assets with values of approximately $820 million and $980 million, respectively, including approximately $125 million and $145 million, respectively, of the Company's funds invested in short-term securities (not including assets in Company-sponsored mutual funds for which it serves as investment adviser).

     Fairfield Group, Inc., offers several investment vehicles structured to meet the specialized investment needs of banks and bank trust departments. These include the Navigator taxable and tax-free money market funds, with combined assets of approximately $260 million and $210 million at March 31, 1996 and 1997, respectively, and Navigator REPO/LINE, a service which invested approximately $1.1 billion and $1.4 billion at March 31, 1996 and 1997, respectively, of short-term cash in repurchase agreements collateralized by U.S. government and government agency securities.

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

Mortgage Banking and Real Estate Services

     Legg Mason Real Estate Services, Inc. ("LMRES") and Legg Mason Dorman & Wilson, Inc. are engaged in the commercial mortgage banking business. These firms originate, structure, place and service commercial mortgages on income-producing properties for insurance companies, pension funds and other investors. LMRES is also engaged in the business of managing commercial mortgage portfolios on behalf of pension funds, with a major portion of this business consisting of management services provided to four public pension funds. In addition, LMRES provides real estate consulting services, specializing in sports arena and facility feasibility, analysis and financing, as well as in providing corporate real estate services and equity sales. LMRES' headquarters are located in Philadelphia, Pennsylvania, and it has offices located in the Mid-Atlantic and Southeastern regions of the United States. Legg

Mason Dorman & Wilson is headquartered in White Plains, New York, and has offices in New York, New Jersey and Massachusetts.

     As of March 31, 1996 and 1997, the combined commercial mortgage servicing portfolios of LMRES and Legg Mason Dorman & Wilson totaled approximately $10.0 billion.

Insurance Brokerage and Financial Planning

     Approximately 930 of the Company's financial advisors are licensed to sell insurance. Legg Mason Financial Services, Inc., a wholly-owned subsidiary of the Company, acts as general agent for several life insurance companies and sells fixed and variable annuities and insurance. The Company also offers comprehensive financial planning services to individuals.

Other Services

     At March 31, 1997, the Company served as a non-bank custodian for approximately 122,000 IRA's, 13,500 Simplified Employee Pension Plans and 3,000 Qualified Plans.

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

Research

     The Company employs 36 analysts who develop investment recommendations and market information with respect to companies and industries. Legg Mason Wood Walker's research emphasizes the identification of securities of financially sound, well-managed companies that appear to be undervalued in relation to their long-term earning power or the value of underlying assets. Legg Mason refers to this investment strategy as the "Value Approach" to investing. Howard Weil's analysts concentrate on the oil and gas exploration, pipeline and service industries. The Company's research services are supplemented by research services purchased from outside consultants.

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

Operations

     Administrative and operations personnel are responsible for the processing of securities transactions; receipt, identification and delivery of funds and securities; internal financial controls; office services; custody of customers' securities and the handling of margin accounts. At March 31, 1997, the Company had approximately 300 full-time employees performing such functions.

     There is considerable fluctuation during any year and from year to year in the volume of transactions the Company must process. During the fiscal years ended March 31, 1995, 1996 and 1997, the Company processed approximately 2,056,000, 2,586,000 and 3,097,000 securities transactions, respectively. The Company records transactions and posts its books on a daily basis. Operations personnel monitor day-to-day operations to determine compliance with applicable laws, rules and regulations. Failure to keep current and accurate books and records can render the Company liable to disciplinary action by governmental and self-regulatory authorities.

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

Employees

     At March 31, 1997, the Company had approximately 3,460 employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory. However, competition for experienced financial services personnel, especially financial advisors and investment management professionals, is keen and from time to time the Company may experience a loss of valuable personnel.

     The Company recognizes the importance of hiring and training financial advisors. The Company trains new financial advisors who are required to take examinations given by the NYSE, the NASD and various states in order to be registered and qualified, and maintains ongoing training for financial advisors.

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

Regulation

     The securities industry in the United States is subject to extensive regulation under both Federal and state laws. The SEC is the Federal agency charged with administration of the Federal securities laws. Much of the regulation of broker-dealers has been delegated to self-regulatory authorities, principally the NASD and the securities exchanges. These self-regulatory organizations conduct periodic examinations of member broker-dealers in accordance with rules they have adopted and amended from time to time, subject to approval by the SEC. Securities firms are also subject to regulation by state securities commissions in those states in which they do business. In addition, securities firms are subject to regulation by various foreign governments, securities exchanges, central banks and regulatory bodies, particularly in those countries where they have established an office.

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

     The Company's broker-dealer subsidiaries are required by federal law to belong to the SIPC. When the SIPC fund falls below a certain amount, members are required to pay annual assessments of up to 1% of adjusted gross revenues. As a result of adequate fund levels, the Company's broker-dealer subsidiaries each were required to pay the minimum annual assessment of $150 in fiscal 1997. The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. The Company purchases insurance that provides additional protection for securities of up to $24,500,000 per customer.

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

     Rule 15c3-1 provides that a broker-dealer doing business with the public shall not permit its aggregate indebtedness to exceed 15 times its net capital (the "primary method") or, alternatively, that it not permit its net capital to be less than 2% of its aggregate debit items (primarily receivables from customers and broker-dealers) computed in accordance with such Rule. As of March 31, 1997, the Company's broker-dealer subsidiaries had aggregate net capital of $132.7 million, which exceeded the minimum net capital requirements by $120.8 million.

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

Outstanding Subordinated Liabilities

    Legg Mason Wood Walker has incurred subordinated liabilities ("Subordinated Liabilities") which it is permitted to treat as capital for the purposes of the Uniform Net Capital Rule and NYSE Rules 325 and 326.
The Subordinated Liabilities instruments issued by Legg Mason Wood Walker provide that such liabilities shall be subordinated in right of payment to the prior payment in full, or provision for such payment, of all obligations to all other present and future creditors of Legg Mason Wood Walker (except for other Subordinated Liabilities similarly subordinated). At March 31, 1997, Legg Mason Wood Walker had a $5.0 million Subordinated Liability outstanding, due to Legg Mason, Inc. The Subordinated Liability may, with the prior written consent of the NYSE, be prepaid in whole or in part at any time after such Subordinated Liability has been outstanding for more than one year. Legg Mason Wood Walker may not pay or permit the payment or withdrawal of any Subordinated Liability if, after giving effect to such payment or withdrawal, its net capital would be less than 5% (6% in the case of the Subordinated Liability due to Legg Mason, Inc.) of aggregate debit items. See Note 15 of Notes to Consolidated Financial Statements in
Item 8 of this Report.

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

    An increasing number of firms, including affiliates of banks and mutual fund organizations, that offer discount brokerage services to retail customers have been established in recent years. These firms generally effect transactions at lower commission rates on an "execution only" basis, without offering other services such as investment advice and research that are provided by "full-service" brokerage firms such as the Company. In addition, some discount brokerage firms have increased the range of services that they offer. Continued increases in the number of discount brokerage firms and services provided by such firms may adversely affect the Company.

    Certain institutions, notably commercial banks and thrift institutions, have become a competitive factor in the securities industry by offering certain investment banking and corporate and individual financial services traditionally provided only by securities firms. The Federal Reserve Board has approved applications of major commercial banks to underwrite and deal in certain types of securities that such banks had not been permitted to underwrite and deal in previously, subject to limitations on the resulting underwriting volume and market share. Commercial banks, generally, are expanding their securities activities, as well as their activities relating to the provision of financial services, and are deriving more revenue from such activities. Continued expansion of the type and extent of competitive services that banks and other institutions offer or further repeal or modification of administrative or legislative barriers may adversely affect securities firms such as the Company that are heavily oriented to individual retail customers.

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


Item 2.       Properties.

    The Company currently leases all of its office space. The Company's headquarters are located in an office building in which the Company is the major tenant. The Company currently occupies approximately 93,000 square feet in that building for a term expiring in February 1998. An additional 107,000 square feet in a different location is occupied by the Company's administrative and operations functions.

    In October 1997 the Company entered into a lease for approximately 270,000 square feet in a building in which the Company will be the major tenant and in which its headquarters, administrative and operations functions will be consolidated. The initial term of the lease will expire in 2009 and annual base rent will be approximately $5.8 million. The lease has two renewal options of eight years each.

    Information concerning location of the Company's sales offices is contained in Item 1 of this Report. See Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Report.


Item 3.         Legal Proceedings.

              Nasdaq Market-Makers Antitrust Litigation

    Legg Mason Wood Walker and approximately thirty other broker-dealer firms have been named as defendants in a number of purported class actions filed in various federal courts alleging violation of federal antitrust laws. The first of these actions was filed in May 1994, and in October 1994 the actions were consolidated in the United States District Court for the Southern District of New York under the caption In re Nasdaq Market-Makers Antitrust Litigation. The consolidated complaint alleges that the defendants violated the antitrust laws by conspiring to raise, fix and maintain the "spreads" on certain securities traded on Nasdaq by refusing to quote bids and asks in so-called "odd-eighths." The actions purport to be brought on behalf of all persons who purchased or sold these securities on Nasdaq during the approximately five-year period preceding commencement of the litigation. The plaintiffs seek treble damages in an unspecified amount, injunctive relief, and attorneys' fees and costs. The Court has certified a class, and discovery proceedings have commenced.

    Following the commencement of the antitrust litigation, the Securities and Exchange Commission commenced an investigation relating to the allegations in the litigation. Legg Mason Wood Walker, together with other broker-dealer firms, has received requests for information from the Commission.

    In addition to the matter described above, the Company's subsidiaries have been named as defendants or co-defendants in various other lawsuits alleging substantial damages. Some of these proceedings relate to public offerings of securities in which one or more subsidiaries of the Company participated as a member of the underwriting syndicate. The Company is also aware of litigation against certain underwriters of offerings in which one or more subsidiaries of the Company was a participant, but where the subsidiary is not now a defendant. In these latter cases, it is possible that a subsidiary may be called upon to contribute to settlements or judgments. While the ultimate resolution of pending litigation cannot be predicted with certainty, in the opinion of management, after consultation with legal counsel, pending litigation will not have a material adverse effect on the consolidated financial statements of the Company.

Item 4.       Submission of Matters to a Vote of Security Holders.

              None.

Item 4A.      Executive Officers of the Company.

              Information (not included in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders) regarding certain executive officers of the Company is as follows:

              F. Barry Bilson, age 44, was elected Vice President-Finance of the Company in June 1984. He served as Controller of the Company from October 1983 until September 1988, and as Controller of Legg Mason Wood Walker from April 1981 to September 1988. From December 1978 to March 1981, he was Assistant Controller of the Coatings Division of Dutch Boy, Inc. Mr. Bilson is a certified public accountant.

              Robert A. Frank, age 47, became Executive Vice President of the Company and Executive Vice President, Director of Research and Co-head of the Capital Markets Committee of Legg Mason Wood Walker in August 1996. From 1975 until he joined the Company, he was employed by Alex. Brown Incorporated in various capacities, including as a Managing Director and Head of the Real Estate Securities Research Group. Mr. Frank is a former Governor of the National Association of Real Estate Investment Trusts, past president of the Real Estate Analyst Group of New York, a Fellow of the Financial Analysts Federation and a trustee of the Mid-Atlantic Realty Trust.

              Theodore S. Kaplan, age 54, became Senior Vice President and General Counsel of the Company in April 1993. From 1970 until he joined the Company, he was engaged in the private practice of law with the firm of Weinberg and Green. Prior to 1970, Mr. Kaplan served as an attorney in the Office of the General Counsel and Division of Corporation Finance of the Securities and Exchange Commission.

              Timothy C. Scheve, age 39, has been Treasurer of the Company and of Legg Mason Wood Walker since January 1992. He became a Vice President of the Company in August 1993 and a Senior Vice President of Legg Mason Wood Walker in August 1994. Mr. Scheve has served in various financial and administrative capacities since joining the Company in 1984. Mr. Scheve was a management consultant with Price Waterhouse & Co. prior to joining the Company.

              Elisabeth N. Spector, age 49, became a Senior Vice President of the Company and Legg Mason Wood Walker in January 1994. She has general responsibilities in business and financial strategy.

From November 1989 until she joined the Company, Ms. Spector was employed by the Resolution Trust Corporation, where, among other things, she served as the initial Director of the RTC's Capital Markets Division. From 1975 to November 1989 she was an investment banker with Merrill Lynch & Co., Inc.

             Edward A. Taber III, age 53, became an Executive Vice President of the Company in September 1992 and a Senior Executive Vice President in July 1995. He is responsible for supervising the Company's investment management activities. From 1973 until he joined the Company, Mr. Taber held various positions with T. Rowe Price Associates, Inc., an investment management firm, last serving as Director of that firm's taxable fixed income division. Prior to 1973, Mr. Taber served as the Treasurer and Chief Financial Officer of the Federal Home Loan Bank of Boston. Mr. Taber is a Director of the Legg Mason Value Trust, Inc., the Legg Mason Total Return Trust, Inc., the Legg Mason Special Investment Trust, Inc., a trustee of the Legg Mason Tax-Free Income Fund and the Legg Mason Cash Reserve Trust, President and a director of the Legg Mason Income Trust, Inc., the Legg Mason Global Trust, Inc., and the Legg Mason Investors Trust, Inc., and Vice President of the Worldwide Value Fund, Inc.

PART II


Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.

          Shares of Legg Mason, Inc. common stock are listed and traded on the New York Stock Exchange (symbol LM). As of March 31, 1997, there were 1,598 shareholders of record of the Company's common stock. Information with respect to the Company's dividends and stock prices is as follows:

                                                 Quarter ended

                              Mar. 31       Dec. 31      Sept. 30      June 30

1997
Cash dividend per share       $   .13       $   .13       $   .13      $   .12
Stock price range:
   High                        51.375        39.375        34.000       33.625
   Low                         37.750        31.750        28.000       27.500

1996
Cash dividend per share       $   .12       $   .12       $   .12    $     .11
Stock price range:
   High                        31.125        31.375        30.625       28.625
   Low                         26.500        27.375        26.500       23.125



Item 6.   Selected Financial Data *


(Dollars in thousands except per share amounts)


                                                        Years ended March 31,
                                      1997          1996          1995          1994          1993

OPERATING RESULTS
Revenues                        $  639,706    $  516,043      $389,065      $415,936      $353,523
Expenses                           544,504       452,189       361,362       356,313       304,487


Earnings before income taxes        95,202        63,854        27,703        59,623        49,036
Income taxes                        38,609        25,987        11,436        23,326        18,800


Net earnings                    $   56,593    $   37,867      $ 16,267      $ 36,297      $ 30,236


PER COMMON SHARE
Primary earnings                $     3.13    $     2.48      $   1.17      $   2.70      $   2.34
Fully diluted earnings          $     2.97    $     2.15      $   1.05      $   2.24      $   2.15
Dividends declared              $      .51    $      .47      $    .43      $    .38      $   .312
Book value                      $    22.91    $    19.43      $  16.98      $  16.52      $  14.36
Average shares outstanding:
        Primary                 18,058,511    15,273,113    13,853,330    13,433,911    12,898,109
        Fully diluted           19,132,714    18,533,089    18,177,937    17,462,191    14,600,341


FINANCIAL CONDITION
Total assets                    $1,878,968    $1,314,500      $825,082      $819,984      $649,373
Senior notes                    $   99,581    $   99,534        ----          ----          ----
Subordinated liabilities            ----      $   68,000      $102,487      $102,487      $ 34,597
Total stockholders' equity      $  418,629    $  298,906      $230,457      $215,676      $180,510


*  Restated due to pooling of interests transaction.


Item 7.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition

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

              The favorable conditions in the U.S. securities markets that prevailed in fiscal 1996 continued in fiscal 1997. In fiscal 1997, U.S. equity markets achieved record trading volume and price levels, principally because of continuing economic growth, gains in corporate earnings and modest inflation. As a result, each of the Company's core businesses - securities brokerage, investment advisory services and investment banking - contributed to a second consecutive year of record earnings. It is uncertain if the favorable conditions experienced in the past two fiscal years will continue in fiscal 1998, or longer.

              The Company's investment advisory activities and their contribution to operating results have grown significantly, through both internal growth and acquisition, over the past ten years. During fiscal 1996, the Company acquired Bartlett & Co. ("Bartlett") and Lehman Brothers Global Asset Management Limited, since renamed Western Asset Global Management Limited ("Western Asset Global"), as described in Note 2 of Notes to Consolidated Financial Statements. Bartlett, acquired in January 1996, manages approximately $2.4 billion for high net worth individuals, family groups and institutions. Western Asset Global, acquired in February 1996, manages assets of approximately $2.1 billion, invested principally in international fixed-income securities and currencies. Total assets under management for institutions, Company-sponsored mutual funds and private accounts managed by the Company's subsidiaries were $43.8 billion at March 31, 1997, up 24% from $35.4 billion a year earlier and from $5.2 billion ten years ago. Earnings from investment advisory services tend to be more stable than those from securities brokerage and investment banking activities because they are less affected by changes in securities market conditions.

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

RESULTS OF OPERATIONS
              The following table sets forth, for the periods indicated, items in the Consolidated Statements of Earnings as percentages of total revenues and the increase (decrease) by item as a percentage of the amount for the previous period:


	                       Percentage of Total Revenues            Period to Period Change
                                                                         1997       1996
                                    Years Ended March 31,              Compared   Compared
                                   1997      1996      1995            to 1996    to 1995

REVENUES
 Commissions                       29.7%     32.8%     31.6%              12.3%      37.6%
 Principal transactions            11.4      12.8      15.3               11.1       10.8
 Investment advisory and
  related fees                     28.7      28.0      26.4               26.7       41.2
 Investment banking                11.3       8.4       8.9               66.3       25.0
 Interest                          13.1      11.1      10.2               47.2       43.8
 Other                              5.8       6.9       7.6                3.4       20.3
                                  100.0     100.0     100.0               24.0       32.6
EXPENSES
 Compensation and benefits         56.7      58.0      59.3               21.1       30.0
 Occupancy and equipment rental     6.7       7.1       7.9               18.2       18.0
 Communications                     4.8       5.4       6.8                8.7        5.9
 Floor brokerage and clearing fees   .9       1.0       1.4               16.8       (7.4)
 Interest                           6.8       5.1       4.4               65.6       51.9
 Other                              9.2      11.0      13.1                3.3       12.0
                                   85.1      87.6      92.9               20.4       25.1

EARNINGS BEFORE INCOME TAXES       14.9      12.4       7.1               49.1      130.5
 Income taxes                       6.1       5.1       2.9               48.6      127.2
NET EARNINGS                        8.8%      7.3%      4.2%              49.5%     132.8%


              In fiscal 1997, revenues, net earnings and earnings per share reached record levels and were substantially higher than in the prior fiscal year. Revenues were $639.7 million, a 24% increase from revenues of $516.0 million in fiscal 1996. Net earnings were $56.6 million, up 49% from net earnings of $37.9 million in the prior fiscal year. Primary earnings per share increased 26% to $3.13 from $2.48. Fully diluted earnings per share were $2.97, a 38% increase from $2.15 in fiscal 1996.

Revenues

Commissions

              Commission revenues rose 12% to $190.0 million in fiscal
1997 because of increases in sales of listed securities, variable annuities and non-affiliated mutual funds.

              In fiscal 1996, commission revenues rose 38% to $169.2 million from levels in fiscal 1995 because of increases in sales of listed securities, non-affiliated mutual funds and over-the-counter securities.

              During both fiscal 1997 and 1996, commission revenues benefited from an active and rising stock market.


Principal Transactions

              Revenues from principal transactions increased 11% to $73.2 million, primarily because of higher sales of over-the-counter stocks and fixed-income securities, partially offset by losses on proprietary positions in energy-related equity securities. Sales of over-the-counter securities benefited from the favorable equity securities markets.

              In fiscal 1996, revenues from principal transactions increased 11% to $65.9 million, principally as a result of increased sales of over-the-counter stocks and corporate debt securities and higher trading profits on firm proprietary positions, partially offset by a decline in sales of municipal securities. Sales of corporate debt securities reflect a full year's results from the Company's expansion of its taxable fixed-income marketing capability during the prior fiscal year.


Investment Advisory and Related Fees

              Investment advisory and related fees increased 27% to $183.4 million, principally as a result of growth in assets under management in Company-sponsored mutual funds, the Company's fixed-income investment advisory subsidiary and fee-based brokerage accounts. In addition, fiscal 1997 includes a full year of fees earned by Western Asset Global.

              In fiscal 1996, investment advisory and related fees rose
41% to $144.8 million, as a result of fees earned by Batterymarch, coupled with growth in assets under management in Company-sponsored mutual funds and in the Company's fixed-income investment advisory subsidiary. Excluding fees earned by Batterymarch, investment advisory and related fees rose 26% in fiscal 1996.


                      Investment Advisory Revenues and
                          Assets Under Management

 The graph here depicts the growth in Assets Under Management and Investment Advisory and Related Fees Revenue for the five Fiscal periods ended March 31, 1997.

                              1993       1994       1995       1996       1997
Assets Under Management
(in Millions)              $13,069    $16,653    $24,561    $35,355    $43,771

Investment Advisory
  and Related Fees
(in thousands)             $64,361    $79,958   $102,518   $144,790   $183,401


Investment Banking

              Investment banking revenues rose 66% to $72.1 million, principally as a result of increased corporate finance activities, particularly co-managed public offerings of energy and real estate investment trust-related securities and financial advisory services.

              In fiscal 1996, investment banking revenues rose 25% to $43.3 million, principally as a result of increased fees from private placement and financial advisory engagements. Gains in fees from corporate stock offerings were substantially offset by a decline in the number and size of co-managed offerings of real estate investment trusts.


Other Revenues

              Other revenues rose 3% to $37.0 million, principally as a result of higher transaction-related fees, partially offset by a decline in loan origination fees at the Company's commercial mortgage banking subsidiaries.

              In fiscal 1996, other revenues rose 20% to $35.8 million, principally as a result of increased loan origination fees at the Company's commercial mortgage banking subsidiaries.

Expenses

Compensation and Benefits

              Compensation and benefits increased 21% to $362.9 million, reflecting higher sales and profitability-based compensation and personnel additions in sales, product and support areas.

              In fiscal 1996, compensation and benefits increased 30% to $299.6 million, reflecting higher sales and profitability-based compensation and personnel additions as a result of increased business activity. Additionally, fiscal 1996 includes the expenses of Batterymarch.

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


Occupancy and Equipment Rental

              Occupancy and equipment rental increased 18% to $43.0 million because of higher depreciation expense related to increased investments in technology, higher transaction volume processed by the Company's data processing service bureau and the addition of expenses of Western Asset Global.

              In fiscal 1996, occupancy and equipment rental increased 18% to $36.4 million because of increased rent and depreciation expense related to new branch office locations and expanded product areas, higher transaction volume processed by the Company's data processing service bureau and the addition of expenses of Batterymarch.


Communications

              Communications costs increased 9% to $30.5 million, primarily because of higher printing and office supply expense as a result of increased business activity and the addition of expenses of Western Asset Global.

              In fiscal 1996, communications costs increased 6% to $28.1 million, principally because of increased quote service costs and the addition of expenses of Batterymarch.

Floor Brokerage and Clearing Fees

              Floor brokerage and clearing fees increased 17% to $5.9 million, reflecting an increase in securities transaction volume.

              In fiscal 1996, despite increased trading volume, floor brokerage and clearing fees fell 7% to $5.1 million, reflecting lower execution expenses from more efficient order routing and execution capabilities implemented during fiscal 1996.


Other Expense

              Other expense increased 3% to $58.8 million, attributable to increased promotional and consulting expenses and the addition of expenses of Western Asset Global, offset in part by lower litigation-related expenses.

              In fiscal 1996, other expense increased 12% to $56.9 million, attributable to the addition of Batterymarch, including amortization of related intangible assets, which reduces net earnings but not operating cash flows. In addition, fiscal 1996 includes expenses related to the acquisition of Bartlett, offset by lower litigation-related expenses.


Interest Revenue and Expense

             Interest revenue increased 47% to $84.1 million because of larger firm investments, predominantly funds segregated for regulatory cash purposes, and customer margin account and conduit stock loan balances. Interest expense increased 66% to $43.4 million because of larger interest-bearing customer credit and conduit stock loan balances. Additionally, increased debt service related to $100 million of 6.50% Senior Notes issued in February 1996 was partially offset by elimination of debt service on the Company's 5.25% Convertible Subordinated Debentures, which were converted into common stock in August 1996.

             In fiscal 1996, interest revenue increased 44% to $57.1 million because of higher interest earned on customer margin accounts, conduit stock loan balances and firm investments, reflecting larger account balance levels and higher average interest rates. Interest expense increased 52% to $26.2 million because of higher interest payments on larger customer credit and conduit stock loan balances and higher average interest rates.

             As a result of substantially higher levels of interest bearing customer credit balances, the Company's net interest margin fell to 48.4% in fiscal 1997 from 54.2% in fiscal 1996.



Interest Revenue and Expense
(millions of dollars)

The graph here depicts Interest Revenue and Interest Expense for the five fiscal periods ended March 31, 1997.

                        1993     1994      1995     1996     1997

Interest Revenue
(in thousands)       $24,321  $30,332   $39,697  $57,098  $84,076

Interest Expense
(in thousands)       $11,990  $15,468   $17,237  $26,177  $43,357



Income Taxes

            Income taxes rose 49% to $38.6 million in fiscal 1997 and 127% to $26.0 million in fiscal 1996, principally because of increases in pre-tax earnings. The Company's effective tax rate was 40.6%, 40.7% and 41.3% in fiscal 1997, 1996 and 1995, respectively.
The declines in fiscal 1997 and 1996 are attributable to lower effective state income tax rates.


LIQUIDITY AND CAPITAL RESOURCES

            The Company's assets are primarily liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed primarily by free credit balances, equity capital, senior notes payable, bank lines of credit and other payables.

            During the year ended March 31, 1997, cash and cash equivalents increased $61.6 million. Cash flows from operating activities of $80.0 million were attributable to fiscal 1997 net earnings, adjusted for depreciation and amortization. The Company invested cash of $21.6 million, primarily in purchases of equipment. Cash flows from financing activities provided $3.1 million, primarily from higher levels of short-term borrowings and common stock issuance, offset by increased dividends on common stock.

            In July 1996, the Company called for redemption the $68.0 million aggregate principal amount outstanding of its 5.25%

Convertible Subordinated Debentures due May 1, 2003 (the "Debentures"). Substantially all holders converted their Debentures into common stock.

            In February 1996, the Company issued $100 million of 6.50% Senior Notes due February 15, 2006. The proceeds of the offering are being used for general corporate purposes. The Company has available for offering an additional $50 million of debt or convertible debt securities pursuant to a shelf registration filed in January 1996.

            In July 1995, the Company called for redemption the $34.5 million aggregate principal amount outstanding of its 7% Convertible Subordinated Debentures due June 15, 2011. Substantially all holders converted their 7% debentures into common stock.

            In January 1995, the Company acquired the assets of Batterymarch Financial Management utilizing $54.1 million in cash. An additional payment, due in early 1998 and based on Batterymarch's achievement of specified revenue levels for calendar 1997, could increase the total consideration to a maximum of $120.0 million. Based on current revenues, it is anticipated that no additional payment will be required.

            The Company's broker-dealer subsidiaries are subject to the requirements of the SEC's net capital rule which is designed to measure the general financial soundness and liquidity of broker-dealers. At March 31, 1997, the brokerage subsidiaries had aggregate net capital of $132.7 million, which exceeded minimum net capital requirements by $120.8 million.


                           Regulatory Net Capital

The graph here depicts Regulatory Net Capital Requirements

Required Net Capital at 3/31/97         $11,974

Excess Net Capital at 3/31/97          $120,762

Total Net Capital at 3/31/97           $132,736


            The principal sources of the Company's funds are its investment advisory and broker-dealer subsidiaries. The amount of the broker-dealers' net assets that may be distributed is subject to restrictions under applicable net capital rules. The Company has a revolving bank line of credit in the amount of $50 million, none of which is currently outstanding, and the Company's subsidiaries have lines of credit, aggregating $292.5 million, pursuant to which they may borrow on a short-term demand basis generally at prevailing broker call rates. Management believes that funds available from operations and its lines of credit are sufficient to meet its present and reasonably foreseeable capital needs, although the Company may augment its capital funds for continued expansion by internal growth and acquisition.

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


RECENT ACCOUNTING DEVELOPMENTS

            In June 1996, the Financial Accounting Standards Board issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," effective for transfers occurring after December 31, 1996. In December 1996, Statement No. 127 was issued which deferred the effective date of certain provisions of Statement No.
125 for transactions occurring after December 31, 1997. The impact of adoption will not be material to the Company's financial position or results of operations.

            In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Statement No. 128 simplifies the standards for computing earnings per share and makes them comparable to international earnings per share standards. The Statement also requires restatement of all prior-period earnings per share data presented. The impact of adopting Statement No. 128 will not affect the Company's financial position or results of operations.

Item 8.	Financial Statements and Supplementary Data.



                REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders, Legg Mason, Inc.



             We have audited the accompanying consolidated statements of financial condition of Legg Mason, Inc. and Subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

             In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Legg Mason, Inc. and Subsidiaries as of March 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.


                                              /s/ COOPERS & LYBRAND L.L.P.



Baltimore, Maryland
May 2, 1997

CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands except per share amounts)




                                                        Years ended March 31,

                                                1997            1996             1995

REVENUES
      Commissions                           $189,980        $169,181         $122,976
      Principal transactions                  73,181          65,870           59,470
      Investment advisory and related fees   183,401         144,790          102,518
      Investment banking                      72,062          43,328           34,653
      Interest                                84,076          57,098           39,697
      Other                                   37,006          35,776           29,751


                                             639,706         516,043          389,065


EXPENSES
      Compensation and benefits              362,876         299,562          230,483
      Occupancy and equipment rental          43,043          36,403           30,855
      Communications                          30,528          28,081           26,519
      Floor brokerage and clearing fees        5,912           5,063            5,467
      Interest                                43,357          26,177           17,237
      Other                                   58,788          56,903           50,801

                                             544,504         452,189          361,362


EARNINGS BEFORE INCOME TAXES                  95,202          63,854           27,703
      Income taxes                            38,609          25,987           11,436


NET EARNINGS                                $ 56,593        $ 37,867         $ 16,267


EARNINGS PER COMMON SHARE
      Primary                               $   3.13        $   2.48         $   1.17
      Fully diluted                         $   2.97        $   2.15         $   1.05


See notes to consolidated financial statements.




CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

                                                          March 31,
                                                     1997           1996
ASSETS
  Cash and cash equivalents                    $  150,976     $   89,378
  Cash and securities segregated
    for regulatory purposes                       442,305        168,859
  Resale agreements                               132,801        108,413
  Receivable from customers                       527,456        398,375
  Securities borrowed                             263,612        196,569
  Securities owned, at market value                78,862         84,219
  Investment securities, at market value           66,983         83,497
  Equipment, leasehold improvements
    and property, net                              35,809         33,339
  Intangible assets                                61,423         67,370
  Other                                           118,741         84,481


                                               $1,878,968     $1,314,500


LIABILITES AND STOCKHOLDERS' EQUITY
Liabilities
  Payable to customers                         $  960,646      $ 564,698
  Payable to brokers and dealers                    7,112          3,854
  Securities loaned                               250,804        170,829
  Short-term borrowings                            13,400          6,800
  Securities sold, but not yet purchased,
    at market value                                12,507         10,693
  Accrued compensation                             58,893         41,168
  Other                                            57,396         50,018
  Senior notes                                     99,581         99,534


COMMITMENTS AND CONTINGENCIES                   1,460,339        947,594


SUBORDINATED LIABILITIES                           ----           68,000


STOCKHOLDERS' EQUITY
  Common stock, par value $.10; authorized
    100,000,000 shares; issued 18,271,436
    shares in 1997 and 15,383,493 in 1996          1,827          1,538
  Additional paid-in capital                     192,817        120,960
  Retained earnings                              223,752        176,098
  Net unrealized appreciation on
    investment securities                            233            310


                                                 418,629        298,906


                                              $1,878,968     $1,314,500


See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands except share amounts)

                                                                  Net Unrealized
                                                                  Appreciation
                                            Additional                  on          Total
                               Common Stock   Paid-in   Retained    Investment    Stockholders'
                              Shares  Amount  Capital   Earnings    Securities       Equity


Balance March 31, 1994    13,058,664  $1,306 $ 79,986    $134,384     ----       $215,676


Issuance of common stock     522,974      52    3,482                               3,534
Repurchase of common stock    (7,500)     (1)    (140)                               (141)
Dividends declared
($.43 per share)                                           (5,243)                 (5,243)
Net unrealized gain on
 investment securities                                               $   358          358
Pro forma tax provision
 of pooled entity                                               6                       6
Net earnings                                               16,267                  16,267


Balance March 31, 1995    13,574,138  $1,357 $ 83,328    $145,414    $   358     $230,457


Issuance of common stock     227,187      23    3,864          	                    3,887
Conversion of
 subordinated debentures   1,582,168     158   33,768                              33,926
Dividends declared
 ($.47 per share)                                          (6,557)                 (6,557)
Net unrealized loss
 on investment securities                                                (48)         (48)
Pro forma tax provision
 of pooled entity                                            (626)                   (626)
Net earnings                                               37,867                  37,867


Balance March 31, 1996    15,383,493   $1,538 $120,960   $176,098    $   310     $298,906


Issuance of common stock     253,428       25    4,951                              4,976
Conversion of
 subordinated debentures   2,634,515      264   66,906                             67,170
Dividends declared
($.51 per share)                                           (8,939)                 (8,939)
Net unrealized loss
 on investment securities                                                (77)         (77)
Net earnings                                               56,593                  56,593


BALANCE MARCH 31, 1997    18,271,436   $1,827  $192,817  $223,752     $  233     $418,629


See notes to consolidated financial statements.





CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                  Years ended March 31,
                                                               1997        1996      1995

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                              $ 56,593    $ 37,867  $ 16,267
   Noncash items included in earnings:
     Depreciation and amortization                           17,213      14,245    10,745
     Pro forma tax provision of pooled entity                              (626)        6
     Deferred income taxes                                   (3,417)     (2,978)     (913)

                                                             70,389      48,508    26,105
 (Increase) decrease in assets excluding acquisitions:
   Cash and securities segregated for regulatory purposes  (273,446)   (137,831)   96,472
   Receivable from customers                               (129,081)    (88,292)  (54,805)
   Securities borrowed                                      (67,043)    (76,167)  (24,372)
   Securities owned                                           5,357     (32,329)    5,727
   Other                                                    (35,112)    (16,433)    8,322
 Increase (decrease) in liabilities excluding acquisitions:
   Payable to customers                                     395,948     242,063    21,627
   Payable to brokers and dealers                             3,258         (75)   (6,700)
   Securities loaned                                         79,975      66,525    (3,761)
   Securities sold, but not yet purchased                     1,814       4,331    (2,151)
   Accrued compensation                                      17,725      25,302       215
   Other                                                     10,243      14,290    (3,921)


CASH PROVIDED BY OPERATING ACTIVITIES                        80,027      49,892    62,758


CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for:
    Equipment, leasehold improvements and property          (19,016)    (12,777)  (13,888)
    Intangible assets                                          (653)       (389)     (554)
    Acquisitions, net of cash acquired                                   (2,674)  (53,808)
  Sale of property                                            6,154
  Net (increase) decrease in resale agreements              (24,387)    (44,453)   33,990
  Purchases of investment securities                       (178,858)    (86,534)  (29,320)
  Proceeds from sales and maturities of
    investment securities                                   195,196      22,933    39,114


CASH USED FOR INVESTING ACTIVITIES                          (21,564)   (123,894)  (24,466)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in short-term borrowings            6,600       5,995   (15,691)
  Repayment of subordinated liabilities                         (29)        (69)
  Issuance of senior notes                                               99,528
  Issuance of common stock                                    4,976       3,887     2,228
  Repurchase of common stock                                                         (141)
  Dividends paid                                             (8,412)     (6,058)   (5,068)


CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES              3,135     103,283   (18,672)


NET INCREASE IN CASH AND CASH EQUIVALENTS                    61,598      29,281    19,620
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               89,378      60,097    40,477


CASH AND CASH EQUIVALENTS AT END OF YEAR                   $150,976    $ 89,378  $ 60,097


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

           The consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated. Where appropriate, prior years' financial statements have been reclassified to conform with the 1997 presentation.

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


Depreciation and Amortization

           Equipment, leasehold improvements and property are reported at cost, net of accumulated depreciation and amortization of $43,013 and $38,180 at March 31, 1997 and 1996, respectively.

           Depreciation and amortization are determined by use of the straight line method over the estimated useful life of the asset or the remaining life of the lease. Maintenance and repair costs are expensed as incurred.


Intangible Assets

           Intangible assets consist principally of goodwill, asset management and mortgage servicing contracts, attributable to business combinations. Intangibles are amortized using straight line and accelerated methods over periods not exceeding forty years. Accumulated amortization at March 31, 1997 and 1996 was $54,726 and $49,196, respectively.

           The Company periodically reviews its accounting for goodwill and other intangible assets, considering such factors as historical profitability and projected operating cash flows, to determine that the assets are realizable and the amortization periods are appropriate.


Fair Value of Financial Instruments

           At March 31, 1997 and 1996, substantially all financial instruments are carried at fair value or amounts which approximate fair value. Fair values of Senior Notes are disclosed in Note 7.

Investment Advisory and Related Fees

           The Company earns investment advisory fees on assets in accounts managed by its subsidiaries, distribution fees on assets in the Company-sponsored mutual funds and asset-based fees on various types of single-fee brokerage accounts.

Earnings Per Share

            Primary earnings per share are computed by dividing net earnings by the weighted average number of shares outstanding and dilutive common stock equivalents. The Company's common stock equivalents are shares of common stock issuable under various stock option plans.

            Fully diluted earnings per share assumes both the exercise of dilutive common stock equivalents and conversion of subordinated debentures.

            The weighted average number of shares is as follows:



                                       Years ended March 31,
                           1997                1996                1995

Primary              18,058,511          15,273,113          13,853,330
Fully diluted        19,132,714          18,533,089          18,177,937


2. Business Combinations

            On January 2, 1996, the Company issued 1,324,091 shares of its common stock to acquire Bartlett & Co. ("Bartlett"), an investment management firm that manages equity, fixed income, and balanced accounts for high net worth individuals and institutions.

            The acquisition was accounted for as a pooling of interests. Accordingly, the consolidated financial statements have been restated to include the accounts of Bartlett for all periods presented. Bartlett's pre-acquisition operating results include pro forma income tax provisions of $(626) for the nine months ended December 31, 1995 and $6 for the year ended March 31, 1995. The provisions, not applicable to Bartlett in its status as a Subchapter S Corporation, were included to provide comparability with the Company's historical operating results.

            On February 13, 1996, the Company acquired Lehman Brothers Global Asset Management Limited (since renamed Western Asset Global Management Limited), an investment management firm that specializes in international fixed-income and currency management. The acquisition, which was not material to the Company's results of operations and financial position, was accounted for under the purchase method of accounting.

Accordingly, the results of operations have been included from the date of acquisition.

            On January 5, 1995, the Company acquired the assets of Batterymarch Financial Management ("Batterymarch"), an investment advisory firm that manages equity portfolios for institutional clients. The Company paid $54,141 cash at closing. An additional payment, due in early 1998 and based on Batterymarch's achievement of specified revenue levels for calendar 1997, could increase the total consideration to a maximum of $120,000. Based on current revenues, it is anticipated that no additional payment will be required. The acquisition was accounted for under the purchase method of accounting; accordingly, the total purchase price was allocated to the net assets acquired, principally goodwill and asset management contracts, based on estimated fair market values. The results of operations have been included in the consolidated financial statements from the date of acquisition.


3. Receivable from and Payable to Customers

            Receivable from and payable to customers represent balances arising from cash and margin transactions. Securities owned by customers are held as collateral for the receivable balances. Included in payable to customers are free credit balances of approximately $867,413 as of March 31, 1997, and $463,477 as of March 31, 1996. The Company pays interest on certain customer free credit balances held for investment purposes.


4. Securities, at Market

        Securities positions consist of the following at March 31:


                                                               Securities owned
                                                              1997         1996
U.S. government and federal agencies                       $22,564      $17,735
State and municipal bonds                                   27,228       29,586
Corporate debt and equity                                   29,070       36,898
                                                           $78,862      $84,219



                                                              Securities sold,
                                                          but not yet purchased
                                                              1997         1996
U.S. government and federal agencies                       $ 6,568      $ 2,638
State and municipal bonds                                      324          259
Corporate debt and equity                                    5,615        7,796
                                                           $12,507      $10,693


5. Investment Securities

            The Company's investment securities, including the type and maturity range for available-for-sale securities, are as follows:

                                          at March 31, 1997
                             Cost/        Gross          Gross           Fair
                           amortized    unrealized     unrealized       market
                             cost         gains         losses          value
Non-broker-dealer:
 Corporate debt:
  within one year          $ 8,954                        $  (60)      $ 8,894
  one to five years          1,997                            (6)        1,991
 U.S. governments:
  within one year           41,121                           (10)       41,111
  one to five years
 Other securities:
   one to five years
   equities                  2,050         $635             (156)        2,529
                           $54,122         $635           $ (232)      $54,525

Broker-dealer                                                           12,458

                                                                       $66,983




                                          at March 31, 1996

                             Cost/        Gross          Gross           Fair
                           amortized    unrealized     unrealized       market
                             cost         gains         losses          value

Non-broker-dealer:
 Corporate debt:
  within one year          $13,916                        $  (2)       $13,914
  one to five years          6,024                          (55)         5,969
 U.S. governments:
  within one year           53,892                           (7)        53,885
  one to five years          2,501                          (17)         2,484
 Other securities:
  one to five years            211         $ 20              (9)           222
  equities                   3,733          590              (4)         4,319

                           $80,277         $610           $ (94)       $80,793

Broker-dealer                                                             2,704

                                                                       $83,497


The proceeds of debt securities held as available-for-sale which matured during fiscal 1997 and 1996 were $192,166 and $22,546, respectively.
The proceeds of equity securities held as available-for-sale which were sold during fiscal 1997 were $3,030 with a gross realized gain of $1.

6. Short-Term Borrowings

            Short-term borrowings consist of loans from banks totaling $13,400 and $6,800 at March 31, 1997 and 1996, respectively.

            The Company's subsidiaries have secured and unsecured bank lines of credit totaling $292,500 that are generally subject to termination at either party's discretion. No borrowings were outstanding under these agreements at March 31, 1997. At March 31, 1996, $3,800 was outstanding under an unsecured agreement at an interest rate of 5.6%.

            Together with certain subsidiaries, the Parent has jointly entered into revolving credit agreements which permit it to borrow up to $55,000, generally repayable within 30 days. At March 31, 1997 and 1996 the Company had $13,400 and $3,000, respectively, outstanding under these agreements which bear interest at 6.25% and 6.07%, respectively. The borrowings were collateralized by securities with market values of $14,500 at March 31, 1997 and $5,600 at March 31, 1996.

            In addition, the Parent has a revolving credit agreement that permits it to borrow up to $50,000, repayable generally over three years, at floating rates. Under the terms of the agreement, the Company is required, among other things, to maintain consolidated net worth plus subordinated liabilities of not less than $299,626 plus 50% of consolidated annual net earnings subsequent to March 31, 1997.

            Interest payments were $45,066 in 1997, $25,543 in 1996 and $17,307 in 1995.


7. Senior Notes

            In February 1996, the Company issued $100 million principal amount of senior notes due February 15, 2006, which bear interest at 6.5%. The notes were sold at a discount to yield 6.57%. The fair value of the senior notes, estimated using current market prices, was $92,375 and $95,238 at March 31, 1997 and 1996, respectively. The Company has available for offering an additional $50 million of debt or convertible debt securities, pursuant to a shelf registration filed in January 1996.


8. Subordinated Liabilities

            At March 1996, $68,000 of 5.25% Convertible Subordinated Debentures due May 1, 2003, were outstanding.

            During fiscal 1997, the Company called for redemption the full principal amount outstanding of its 5.25% Convertible Subordinated Debentures. Substantially all holders converted their debentures into 38.76 shares of common stock for each one thousand dollars principal amount of the debentures (based on the conversion price of $25.80 per share of common stock), with cash paid in lieu of fractional shares.

            During fiscal 1996, the Company called for redemption the $34,487 aggregate principal amount outstanding of its 7% Convertible Subordinated Debentures. Substantially all holders converted their debentures into 45.96 shares of common stock for each one thousand dollars principal amount of the debentures (based on the conversion price of $21.76 per share of common stock), with cash paid in lieu of fractional shares.


9. Commitments and Contingencies

           The Company leases office facilities and equipment under non-cancellable operating leases which expire on varying dates through 2011. Certain leases provide for renewal options and contain escalation clauses providing for increased rentals. As of March 31, 1997, the minimum annual aggregate rentals are as follows:


1998	                                              $ 22,533
1999	                                                19,267
2000	                                                15,609
2001	                                                12,469
2002	                                                11,088
Thereafter                                              55,778

                                                      $136,744


            Total rental expense, including cancellable equipment leases, was $29,570, $26,503 and $24,285 for 1997, 1996 and 1995, respectively.

            The Company has entered into an agreement with a service provider which, if completed, will require the Company to make payments of approximately $27,000 over a five year period.

            The Company enters into when-issued and underwriting commitments. Had the open transactions relating to these commitments as of March 31, 1997 been closed, the effect on the consolidated financial statements of the Company would not have been material.

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

            Fiscal 1995 earnings include a charge of $2,000 ($950 after tax) relating to the settlement of a class action litigation arising from taxable municipal bond offerings underwritten in 1986 by one of the Company's subsidiaries.


10. Employee Benefits

            The Company, through its subsidiaries, maintains various defined contribution plans covering substantially all employees. Discretionary contributions charged to operations amounted to $11,574, $7,742 and $3,679 in 1997, 1996 and 1995, respectively. In addition, employees can make voluntary contributions under certain plans.


11. Income Taxes

            The Company and its subsidiaries file a consolidated federal income tax return. The provision for income taxes consists of:


                                  1997        1996         1995

Federal                        $31,489     $20,809      $ 8,826
State and local                  7,120       5,178        2,610

                               $38,609     $25,987      $11,436


Current                        $42,026     $28,965      $12,349
Deferred                        (3,417)     (2,978)        (913)

                               $38,609     $25,987      $11,436


	           A reconciliation of the difference between the effective income tax rate and the statutory federal income tax rate follows:


                                   1997        1996         1995

Taxes at statutory rates           35.0%       35.0%        35.0%
State income taxes, net of
   federal income tax benefit       4.9         5.3          6.1
Tax-exempt interest
   income, net                     (0.6)       (0.8)        (1.9)
Other, net                          1.3         1.2          2.1

Effective income tax rates         40.6%       40.7%        41.3%


             Components of the Company's deferred tax assets and liabilities are as follows:




                                          1997          1996

Deferred tax assets:
  Accrued compensation
   and benefits                        $11,973       $ 8,213
  Accrued expenses                       2,761         3,027
  Operating loss carryforwards             771         1,177
  Amortization of
   leasehold improvements                1,256         1,261
  Other                                  2,212         1,818
  Valuation allowance                   (1,071)       (1,435)

                                       $17,902       $14,061

Deferred tax liabilities:
  Depreciation                         $ 1,667       $ 1,695
  Deferred expenses                      1,184           781
  Deferred income                          907           859
  Other                                    148           147

                                       $ 3,906       $ 3,482



       	At March 31, 1997 and 1996, the deferred tax valuation allowance was primarily for benefits related to net operating losses which expire from 2004 to 2012.

	Income tax payments were $45,054 in 1997, $24,792 in 1996 and $12,047 in 1995.


12. Capital Stock

       	At March 31, 1997, the authorized numbers of common and preferred shares were 100,000,000 and 4,000,000, respectively. In addition, at March 31, 1997 and 1996, there were 4,735,091 and 1,931,189 shares of common stock reserved for issuance under the Company's stock option plans.


13. Stock Plans

       	Options under the Company's employee stock option plans have been granted at prices not less than 100% of the fair market value of the shares on the date of grant. Options granted prior to fiscal 1996 generally become exercisable in cumulative 20% increments over five years and expire within ten years from the date of grant. Options granted in fiscal 1997 and 1996 generally become exercisable in 25% increments over four years and expire five years from the date of grant. At March 31, 1997, 4,250,000 shares were authorized to be issued under the Company's employee stock option plans.

             Transactions under the plans during the three years ending March 31, 1997 are summarized below:

                                                                  Weighted
                                                                  average
                                                   Number of      exercise
                                                    shares          price
Options outstanding at
  March 31, 1994                                   1,219,261        $15.37
Granted                                              407,307        $20.01
Exercised                                            (73,269)       $10.37
Canceled                                             (22,905)       $17.94


Options outstanding at
  March 31, 1995                                   1,530,394        $16.81
Granted                                              416,800        $27.69
Exercised                                           (213,892)       $13.58
Canceled                                             (23,560)       $17.94


Options outstanding at
  March 31, 1996                                   1,709,742        $19.85
Granted                                              409,850        $29.35
Exercised                                           (197,348)       $16.15
Canceled                                             (32,080)       $25.69


Options outstanding at
  March 31, 1997                                   1,890,164        $22.19


     	At March 31, 1997, 1996 and 1995, options were exercisable on 810,889, 743,678, and 763,163 shares, respectively, and the weighted average exercise prices were $17.25, $15.10 and $13.71, respectively.

    	The following information summarizes the Company's stock options outstanding at March 31, 1997:


                                    Weighted          Weighted
                     Option         average           average
Exercise             shares         exercise      remaining life
price range       outstanding         price         (in years)

$10.00-$14.99	     380,536          $11.73             2.47
$15.00-$20.99	     521,243          $19.32             6.64
$21.00-$29.99	     949,085          $27.49             4.63
$30.00-$41.99	      39,300          $33.84             5.82



         The following information summarizes the Company's stock options exercisable at March 31, 1997:



                                     Weighted
                       Option        average
Exercise               shares        exercise
price range          exercisable      price

$10.00-$14.99         369,814        $11.64
$15.00-$20.99         259,046        $19.02
$21.00-$29.99         182,029        $26.10


          The Company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," rather than the fair value method in Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation costs were charged to earnings for options granted under the Company's plans. Pro forma results based on the fair value method prescribed in Statement No. 123 are as follows:


                      1997               1996

Net earnings
  As reported      $56,593            $37,867
  Pro forma        $55,799            $37,448

Earnings per share
  As reported:
    Primary        $  3.13            $  2.48
    Fully diluted  $  2.97            $  2.15
  Pro forma:
    Primary        $  3.09            $  2.45
    Fully diluted  $  2.92            $  2.13


             The weighted-average fair value of stock options granted in fiscal 1997 and 1996, using the Black-Scholes option-pricing model, is $7.30 and $7.86 per option share, respectively. The following weighted-average assumptions were used in the model for grants in fiscal 1997 and 1996, respectively: expected dividend yield of 1.85% and 1.72%;
risk-free interest rate of 6.58% and 6.21%; expected volatility of 21.62% and 25.98%; and expected lives of 4.33 years and 4.83 years.

             Pro forma compensation expense associated with option grants is recognized over the vesting period. The initial impact of applying
Statement No. 123 is not representative of the potential impact on pro forma net earnings for future years, which will include compensation expense related to vesting of fiscal 1997, fiscal 1996 and subsequent grants.

             The Company has also adopted the "Legg Mason 1988 Non-Employee Director Option Plan." Options granted under the plan are immediately exercisable at a price equal to the fair market value of the shares on the date of grant. Options issuable under the plan, limited to 175,000 shares in aggregate, have a term of not more than ten years from the date of grant. At March 31, 1997, options on 105,000 shares have been granted, of which 98,000 are currently outstanding.

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

      	The Company borrows and lends securities to finance transactions and facilitate the settlement process, utilizing both firm proprietary positions and customer margin securities held as collateral. In addition, the Company engages in conduit securities borrowing and lending activities in which it acts as an agent to facilitate settlement for other institutions. In both firm and conduit transactions, the Company deposits or receives cash generally equal to 102% of the market value of the securities exchanged and monitors the adequacy of collateral levels on a daily basis. The Company periodically borrows from banks on a collateralized basis, utilizing firm and customer margin securities in compliance with Securities and Exchange Commission rules. Should the counterparty fail to return customer securities pledged, the Company is subject to the risk of acquiring the securities at prevailing market prices in order to satisfy its customer obligations. The
Company sells securities it does not currently own, and is obligated to subsequently purchase such securities at prevailing market prices. The Company is exposed to risk of loss if securities prices increase prior to closing the transactions.

15. Regulatory Requirements

      	The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. The rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of March 31, 1997, the broker-dealer subsidiaries had aggregate net capital, as defined, of $132,736 which exceeded required net capital by $120,762.

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

QUARTERLY FINANCIAL DATA
(Dollars in thousands except per share amounts)
(Unaudited)

                                                 Quarter ended



1997                             Mar. 31     Dec. 31     Sept. 30      June 30

Revenues                        $176,308    $167,267     $147,294     $148,837
Expenses                         151,767     141,767      124,119      126,851

Earnings before income taxes      24,541      25,500       23,175       21,986
Income taxes                      10,044      10,200        9,279        9,086

Net earnings                    $ 14,497    $ 15,300     $ 13,896     $ 12,900


Earnings per share:
  Primary                       $    .75    $    .81     $    .78     $    .80
  Fully diluted                 $    .75    $    .80     $    .74     $    .71




1996*                            Mar. 31     Dec. 31     Sept. 30      June 30


Revenues                        $147,788    $127,549     $124,709     $115,997
Expenses                         126,801     113,566      109,083      102,739

Earnings before income taxes      20,987      13,983       15,626       13,258
Income taxes                       8,494       5,666        6,395        5,432

Net earnings                    $ 12,493    $  8,317     $  9,231     $  7,826

Earnings per share:
  Primary                       $    .78    $    .52     $    .61     $    .55
  Fully diluted                 $    .70    $    .47     $    .52     $    .46


*Restated due to pooling of interests transaction.


Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

          None.

                                PART III

Item 10.  Directors and Executive Officers of the Registrant.

          The information required by this item is contained under the caption "Election of Directors" on pages 1 through 4 of the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders and the caption "Compliance With Section 16(a) of the Securities Exchange Act of 1934" on page 11 of such proxy statement. Such information is incorporated herein by reference to the proxy statement. See Part I, Item 4A of this Report for information regarding certain executive officers of the Company.

Item 11.  Executive Compensation.

          The information required by this item is contained under the caption "Executive Compensation" on pages 6 and 7 of the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders. Such information is incorporated herein by reference to the proxy statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          The information required by this item is contained under the caption "Security Ownership of Management and Principal Stockholders" on page 5 of the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders. Such information is incorporated herein by reference to the proxy statement.

Item 13.  Certain Relationships and Related Transactions.

          The information required by this item is contained under the caption "Certain Transactions" on page 10 of the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders. Such information is incorporated herein by reference to the proxy statement.

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

             (a) Documents filed as a part of the report:

              1. The following consolidated financial statements are included in Item 8 of this Report:

                                                   Page Number in
                                                      this Report

                    Report of Independent
                      Accountants                          30

                    Consolidated Statements
                      of Earnings                          31

                    Consolidated Statements
                      of Financial Condition               32

                    Consolidated Statements of
                      Changes in Stockholders'
                      Equity                               33

                    Consolidated Statements
                      of Cash Flows                        34

                    Notes to Consolidated
                      Financial Statements               35-47


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

              3.      Exhibits

                      3.1  -  Articles of Incorporation of the Company,
                              as amended (incorporated by reference to Form 10-Q for the quarter ended
                              September 30, 1996)

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

                      10.1 - Legg Mason, Inc. 1981 Incentive Stock Option Plan, as amended through June 2, 1988 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended March 31, 1988)*

                      10.2 - Legg Mason, Inc. 1988 Non-Employee Director Stock Option Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended March 31, 1993)*

                      10.3 - Legg Mason Wood Walker, Incorporated Deferred Compensation/Phantom Stock Plan (incorporated by reference to Registration No. 33-28609 on Form S-8)*

                      10.4 - Legg Mason, Inc. 1991 Omnibus Long-Term Compensation Plan (incorporated by reference to Exhibit A to the definitive proxy statement for the Company's 1991 Annual Meeting of Stockholders)*


                      10.5 - Form of Option Agreement under Legg Mason, Inc. 1991 Omnibus Long-Term Compensation Plan (incorporated by reference to the Company's Annual

                              Report on Form 10-K for the year ended
                              March 31, 1993)*

                      10.6 -  Legg Mason, Inc. Executive Incentive
                              Compensation Plan (incorporated by reference to Appendix A to the definitive proxy statement for the Company's 1995 Annual Meeting of Stockholders)*

                      10.7 - Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Appendix A to the definitive proxy statement for the Company's 1996 Annual Meeting of Stockholders)*

                      10.8 - Form of Option Agreement under Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended March 31, 1996)*

                      10.9 - Form of Non-Qualified Stock Option Agreement under Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Form 10-Q for the quarter ended September 30, 1996)*

                      10.10- Executive Convertible Debenture Purchase and Loan Agreement between Legg Mason, Inc. and an Executive Officer of Legg Mason, Inc., dated as of August 29, 1996 (incorporated by reference to Form 10-Q for the quarter ended December 31, 1996)*

                      10.11- Legg Mason, Inc. Executive Convertible Subordinated Debenture Due August 29, 2000 issued to an Executive Officer of Legg Mason, Inc. (incorporated by reference to Form 10-Q for the quarter ended December 31, 1996)*

                      10.12- Promissory Note of Executive Officer of Legg Mason, Inc., dated as of August 29, 1996 (incorporated by reference to Form 10-Q for the quarter ended December 31, 1996)*

                      10.13- Pledge Agreement by and between an Executive Officer of Legg Mason, Inc. as Pledgor, and Legg Mason, Inc. as Pledgee, dated as of August 29, 1996 (incorporated by reference to Form 10-Q for the quarter ended
                              December 31, 1996)*

                      11   -  Statement regarding computation of per share
                              earnings, filed herewith

                      21   -  Subsidiaries of the Company, filed herewith

                      23   -  Consent of independent accountants, filed
                              herewith

                      27   -  Financial Data Schedule, filed here- with



     *These exhibits are management contracts or compensatory plans or arrangements.


      (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

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

                                Date:  June 27, 1997



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                        Title                Date


/s/ Raymond A. Mason           Chairman of the Board,    June 27, 1997
Raymond A. Mason               President and Chief
                               Executive Officer
                               (Principal Executive
                               Officer)


/s/ F. Barry Bilson             Vice President-Finance   June 27, 1997
F. Barry Bilson                 (Principal Financial
                                and Accounting Officer)


/s/ John F. Curley, Jr.         Director                 June 27, 1997
John F. Curley, Jr.


/s/ James. W. Brinkley          Director                 June 27, 1997
James W. Brinkley


                                Director                 June   , 1997
Edmund J. Cashman, Jr.


/s/ Charles A. Bacigalupo       Director                 June 27, 1997
Charles A. Bacigalupo

/s/ Harry M. Ford, Jr.          Director                 June 27, 1997
Harry M. Ford, Jr.


/s/ Nicholas J. St. George      Director                 June 27, 1997
Nicholas J. St. George


/s/ Richard J. Himelfarb        Director                 June 27, 1997
Richard J. Himelfarb


/s/ James E. Ukrop              Director                 June 27, 1997
James E. Ukrop


/s/ John B. Levert, Jr.         Director                 June 27, 1997
John B. Levert, Jr.


/s/ Harold L. Adams             Director                 June 27, 1997
Harold L. Adams


/s/ John E. Koerner, III        Director                 June 27, 1997
John E. Koerner, III


/s/ Roger W. Schipke            Director                 June 27, 1997
Roger W. Schipke


/s/ W. Curtis Livingston        Director                 June 27, 1997
W. Curtis Livingston


/s/ Edward I. O'Brien           Director                 June 27, 1997
Edward I. O'Brien


/s/ Peter F. O'Malley           Director                 June 27, 1997
Peter F. O'Malley


/s/ Margaret DeB. Tutwiler      Director                 June 27, 1997
Margaret DeB. Tutwiler


/s/ William Wirth               Director                 June 27, 1997
William Wirth