Form 10-Q
period 1997-06-30
LEGG MASON INC
filed 1997-08-14
CIK 704051

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q
(Mark One)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the Quarter Ended June 30, 1997

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

 18,364,991 shares of Common Stock as of the close of business on August 1, 1997.

                          PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                          LEGG MASON, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                              (in thousands of dollars)

                                           June 30,1997    March 31,1997
                                           (Unaudited)
ASSETS:
 Cash and cash equivalents..............     $  205,891       $  150,976
 Cash and securities segregated for
  regulatory purposes...................        491,967          442,305
 Resale agreements......................         77,795          132,801
 Receivable from customers..............        576,102          527,456
 Securities borrowed....................        418,756          263,612
 Securities owned, at market value......        119,855           78,862
 Investment securities, at market value.         52,028           66,983
 Office equipment and leasehold
  improvements..........................         42,141           35,809
 Intangible assets......................         60,556           61,423
 Other..................................        169,201          118,741
                                             ----------       ----------
                                             $2,214,292       $1,878,968
                                             ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
 Payable to customers...................     $1,066,606       $  960,646
 Payable to brokers and dealers.........          7,028            7,112
 Securities loaned......................        371,580          250,804
 Short-term borrowings..................         96,557           13,400
 Securities sold, but not yet purchased,
  at market value.......................         25,835           12,507
 Accrued compensation...................         48,153           58,893
 Other..................................         65,012           57,396
 Senior notes...........................         99,593           99,581
                                             ----------       ----------
                                              1,780,364        1,460,339
                                             ----------       ----------
Stockholders' equity:
 Common stock...........................          1,834            1,827
 Additional paid-in capital.............        194,620          192,817
 Retained earnings......................        237,158          223,752
 Net unrealized appreciation on
  investment securities.................            316              233
                                             ----------       ----------
                                                433,928          418,629
                                             ----------       ----------
                                             $2,214,292       $1,878,968
                                             ==========       ==========




              See notes to condensed consolidated financial statements.

                               LEGG MASON, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                            (in thousands, except per share amounts)
                                           (Unaudited)


                                                 Three Months
                                                 Ended June 30,
                                                1997       1996
Revenues:
 Commissions.........................       $ 51,609   $ 47,586
 Principal transactions..............         22,050     18,344
 Investment advisory and related fees         55,403     42,483
 Investment banking..................         14,921     14,141
 Interest............................         26,805     17,958
 Other...............................          8,452      8,325
                                            --------   --------
                                             179,240    148,837
                                            --------   --------
Expenses:
 Compensation and benefits...........        100,832     84,447
 Occupancy and equipment rental......         11,834     10,125
 Communications......................          9,242      7,131
 Floor brokerage and clearing fees...          1,185      1,533
 Interest............................         14,675      9,462
 Other...............................         14,524     14,153
                                            --------   --------
                                             152,292    126,851
                                            --------   --------
Earnings Before Income Taxes.........         26,948     21,986
 Income taxes........................         11,158      9,086
                                            --------   --------
Net Earnings.........................       $ 15,790   $ 12,900
                                            ========   ========

Earnings per common share:
 Primary.............................       $    .82   $    .80
 Fully diluted.......................       $    .81   $    .71

Average number of common shares
 outstanding:
 Primary.............................         19,366     16,050
 Fully diluted.......................         19,494     18,728

Dividends declared per common share..       $    .13   $    .12

Book value per common share..........       $  23.66   $  20.15




              See notes to condensed consolidated financial statements.

                          LEGG MASON, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands of dollars)
                                    (Unaudited)


                                                        Three Months
                                                        Ended June 30,
                                                      1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings.................................... $ 15,790       $ 12,900
  Noncash items included in earnings:
   Depreciation and amortization.................    4,141          3,734
                                                  --------       --------
                                                    19,931         16,634
(Increase) decrease in assets:
  Cash and securities segregated for regulatory
    purposes.....................................  (49,662)        29,559
  Receivable from customers......................  (48,646)       (51,845)
  Securities borrowed............................ (155,144)       (38,524)
  Securities owned...............................  (40,993)       (13,908)
  Other..........................................  (50,488)       (66,106)

 Increase(decrease) in liabilities:
  Payable to customers...........................  105,960         15,749
  Payable to brokers and dealers.................      (84)         1,741
  Securities loaned..............................  120,776         19,421
  Securities sold, but not yet purchased.........   13,328         12,858
  Accrued compensation...........................  (10,740)        (6,421)
  Other..........................................    7,553          3,588
                                                  --------       --------
CASH USED FOR OPERATING ACTIVITIES...............  (88,209)       (77,254)
                                                  --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for:
  Office equipment and leaseholds................   (8,983)        (2,679)
  Intangible assets..............................     (585)           (13)
 Net decrease in resale agreements...............   55,006          9,471
 Purchases of investment securities..............  (33,473)       (38,589)
 Proceeds from maturities of investment securities  48,567         46,720
                                                  --------        --------
CASH PROVIDED BY INVESTING ACTIVITIES............   60,532         14,910
                                                  --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in short-term borrowings...........   83,157        127,077
 Issuance of common stock........................    1,810            669
 Dividends paid..................................   (2,375)        (1,846)
                                                  --------       --------
CASH PROVIDED BY FINANCING ACTIVITIES............   82,592        125,900
                                                  --------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS........   54,915         63,556
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.  150,976         89,378
                                                  --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD....... $205,891       $152,934
                                                  ========       ========


              See notes to condensed consolidated financial statements.

                         LEGG MASON, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (in thousands of dollars)
                                June 30, 1997
                                 (Unaudited)

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

2.  Net Capital Requirements:

     The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. The Rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of June 30, 1997, the broker-dealer subsidiaries had aggregate net capital, as defined, of $134,650 which exceeded required net capital by $121,408.

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


4.  Supplemental Cash Flow Information:

      Interest payments were $12,865 in 1997 and $8,573 in 1996. Income tax payments were $941 in 1997 and $3,515 in 1996.

5.  Subsequent Event:

     On July 24, 1997, the Company declared a four-for-three stock split, payable September 24, 1997 to shareholders of record on September 8, 1997.

     Pro forma earnings per share data assuming restatement based on the four-for-three stock split is as follows:


                        For the Three Months Ended June 30,
                           1997                 1996

Earnings Per Share:

  Primary
    As Reported            $.82                 $.80
    Restated               $.61                 $.60

  Fully Diluted
    As Reported            $.81                 $.71
    Restated               $.61                 $.53


Weighted Average Common
and Common Equivalent
Shares Outstanding:

  Primary
    As Reported          19,366               16,050
    Restated             25,814               21,395

  Fully Diluted
    As Reported          19,494               18,728
    Restated             25,986               24,964



6.  Recent Accounting Developments:

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires the disclosure of an amount that represents total comprehensive income and the components of comprehensive income in a financial statement.
The Company has not yet determined the impact on the financial statements from adopting Statement No. 130.

     In June 1997, Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued and is effective for financial statements for periods beginning after December 15, 1997.
This Statement establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed in both annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has not yet determined the impact on the financial statements from adopting Statement No. 131.

Item 2.                Management's Discussion and Analysis of
                    Results of Operations and Financial Condition

RESULTS OF OPERATIONS

     During its first fiscal quarter ended June 30, 1997, Legg Mason, Inc. and its subsidiaries (the "Company") continued to benefit from favorable conditions in the securities markets. Rising equity markets and higher securities transaction volume contributed to record revenues, net earnings and fully diluted earnings per share.

Quarter Ended June 30, 1997 Compared to Quarter Ended
June 30, 1996


In the first fiscal quarter ended June 30, 1997, the Company's net earnings increased 22% to $15.8 million from $12.9 million in the corresponding quarter of the prior year. Revenues rose 20% to $179.2 million from $148.8 million. Fully diluted earnings per share increased 14% to $.81 from $.71. Primary earnings per share were $.82, up 3% from $.80.

Commission revenues were $51.6 million, up 8% from $47.6 million in the prior year's quarter, reflecting an increased volume of listed securities transactions.

Revenues from principal transactions rose 20% to $22.0 million, as a result of improved trading results, principally with respect to energy-related equity positions and municipal securities.

Investment advisory and related fees increased for the 29th consecutive quarter and were 30% higher than in the corresponding quarter of the prior year as a result of growth in assets under management in Company-sponsored mutual funds, fee-based brokerage accounts and the Company's fixed-income investment advisory subsidiary. Company subsidiaries now serve as investment advisors to individual and institutional accounts and mutual funds with assets of $48.2 billion, up from $36.1 billion at June 30, 1996.

Investment banking revenues were $14.9 million, 6% higher than in the corresponding quarter of the prior year, primarily because of an increase in fees from managed municipal finance offerings. Corporate finance revenues rose modestly, despite a decline in revenues from public offerings of energy-related securities.

Other revenues increased 2% to $8.5 million because of higher fees from increased investor activity.

Compensation and benefits increased 19% to $100.8 million, reflecting higher sales and profitability-based compensation and an increase in the average number of full-time employees as a result of business expansion.

Occupancy and equipment rental increased 17% to $11.8 million as a result of increased technology-related expenditures.

Communications expense rose 30% to $9.2 million as a result of higher telephone, printing and quote service costs related to increased business activity.

Although transaction volume rose, floor brokerage and clearing fees declined 23% to $1.2 million, reflecting lower execution expenses from more efficient order routing and execution systems and procedures.

Other expense increased 3% to $14.5 million, primarily because of higher promotional and litigation-related expenses, substantially offset by lower programming and intangible amortization expenses.

Interest revenue increased 49% to $26.8 million because of larger firm investment, customer margin account, and conduit stock loan balances.

Interest expense increased 55% to $14.7 million as a result of larger, interest-bearing customer credit balances.

Income taxes rose 23% to $11.2 million because of an increase in pre-tax earnings. The effective tax rate was 41.4% compared with 41.3% in the prior year's quarter.

Liquidity and Capital Resources

There has been no material change in the Company's financial position since March 31, 1997. A substantial portion of the Company's assets is liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed principally by free credit balances, equity capital, bank lines of credit, senior notes and other payables.

During the three months ended June 30, 1997, cash and cash equivalents increased $54.9 million. Cash flows from financing activities contributed $82.6 million, attributable to higher short-term borrowings by the Company's mortgage banking affiliates, primarily for the funding of multi-family residential mortgages for pre-committed resale to the Federal Home Loan Mortgage Corporation ("Freddie Mac"). The mortgages were sold to Freddie Mac and the loans repaid by August 1997. Cash flows from investing activities provided $60.5 million, principally from reduced levels of investments in resale agreements. The Company used $88.2 million of cash in operating activities, principally to fund increased regulatory cash requirements, the aforementioned multi-family residential mortgages and securities holdings, partially offset by higher net customer payables.

                        PART II.  OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K.

       (a)  Exhibits
            10.1    Stock option agreement granted
                    under the Legg Mason, Inc. 1996
                    Equity Incentive Plan to an
                    executive officer of Legg Mason, Inc.,
                    dated May 8, 1997*

            11.     Statements re:   computation of
                    per share earnings

            27.     Statements re:    financial data
                    schedules

       (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.




* This exhibit is a management contract or compensatory plan or arrangement.

                             SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        LEGG MASON, INC.
                                          (Registrant)




DATE: August 14, 1997       /s/ John F. Curley, Jr.
                            John F. Curley, Jr.
                            Vice Chairman of the Board


DATE: August 14, 1997       /s/ F. Barry Bilson
                            F. Barry Bilson
                            Vice President - Finance

                             INDEX TO EXHIBITS

                                                             PAGE

           10.1	   Stock option agreement granted
                   under the Legg Mason, Inc.
                   1996 Equity Incentive Plan to
                   an executive officer of Legg
                   Mason, Inc., dated May 8,
                   1997*

           11.     Statement re: computation of per
                   share earnings

           27.     Statement re: financial data
                   schedules


* This exhibit is a management contract or compensatory plan or arrangement.