Form 10-Q
period 1997-09-30
LEGG MASON INC
filed 1997-11-14
CIK 704051

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q
(Mark One)

[x]    	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	       SECURITIES EXCHANGE ACT OF 1934

	       For the Quarter Ended September 30, 1997

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

24,709,746 shares of Common Stock as of the close of business on November 3, 1997.

                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                            LEGG MASON, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                               (in thousands of dollars)

                                      September 30,1997    March 31,1997
                                         (Unaudited)


ASSETS:
 Cash and cash equivalents..............     $  230,562       $  150,976
 Cash and securities segregated for
  regulatory purposes...................        515,401          442,305
 Resale agreements......................         72,653          132,801
 Receivable from customers..............        695,713          527,456
 Securities borrowed....................        420,443          263,612
 Securities owned, at market value......        108,881           78,862
 Investment securities, at market value.         93,748           66,983
 Equipment and leasehold
  improvements, net.....................         43,320           35,809
 Intangible assets......................         61,097           61,423
 Other..................................        157,826          118,741
                                             ----------       ----------
                                             $2,399,644       $1,878,968
                                             ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
 Payable to customers...................     $1,222,156       $  960,646
 Payable to brokers and dealers.........          7,589            7,112
 Securities loaned......................        354,576          250,804
 Short-term borrowings..................         93,569           13,400
 Securities sold, but not yet purchased,
  at market value.......................         37,208           12,507
 Accrued compensation...................         69,316           58,893
 Other..................................         62,450           57,396
 Senior notes...........................         99,605           99,581
                                             ----------       ----------
                                              1,946,469        1,460,339
                                             ----------       ----------
Stockholders' equity:
 Common stock...........................          2,462            1,827
 Additional paid-in capital.............        196,998          192,817
 Retained earnings......................        253,290          223,752
 Net unrealized appreciation on
  investment securities.................            425              233
                                             ----------       ----------
                                                453,175          418,629
                                             ----------       ----------
                                             $2,399,644       $1,878,968
                                             ==========       ==========




                   See notes to condensed consolidated financial statements.

                                LEGG MASON, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           (in thousands, except per share amounts)
                                           (Unaudited)


                                          Three Months          Six Months
                                      Ended September 30,   Ended September 30,
                                         1997      1996        1997      1996
Revenues:
 Commissions......................... $ 63,870  $ 41,718    $115,479  $ 89,304
 Principal transactions..............   20,840    16,610      42,890    34,954
 Investment advisory and related fees   63,176    42,881     118,579    85,364
 Investment banking..................   25,232    18,750      40,153    32,891
 Interest............................   30,519    18,944      57,324    36,902
 Other...............................    9,213     8,391      17,665    16,716
                                      --------  --------    --------  --------
                                       212,850   147,294     392,090   296,131
                                      --------  --------    --------  --------
Expenses:
 Compensation and benefits...........  120,578    82,765     221,410   167,212
 Occupancy and equipment rental......   13,952    10,071      25,786    20,196
 Communications......................   10,464     6,736      19,706    13,867
 Floor brokerage and clearing fees...    1,500     1,271       2,685     2,804
 Interest............................   17,929     8,534      32,604    17,996
 Other .......................          16,345    14,742      30,869    28,895
                                      --------  --------     -------   -------
                                       180,768   124,119     333,060   250,970
                                      --------  --------     -------   -------
Earnings Before Income Taxes.........   32,082    23,175      59,030    45,161
 Income taxes........................   13,238     9,279      24,396    18,365
                                      --------  --------     -------   -------
Net Earnings......................... $ 18,844  $ 13,896    $ 34,634  $ 26,796
                                      ========  ========    ========  ========

Earnings per common share:
 Primary............................. $    .72   $   .58    $   1.33  $   1.19
 Fully diluted....................... $    .72   $   .56    $   1.32  $   1.08

Average number of common shares
 outstanding:
 Primary.............................   26,165    23,808      25,983    22,609
 Fully diluted.......................   26,350    25,016      26,251    24,985

Dividends declared per common share.. $    .11  $   .098    $   .208  $   .188

Book value per common share.......... $  18.41  $  16.19    $  18.41  $  16.19



                     See notes to condensed consolidated financial statements.

                         LEGG MASON, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                  (Unaudited)

                                                         Six Months
                                                     Ended September 30,
                                                     1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings.................................... $ 34,634       $ 26,796
  Noncash items included in earnings:
   Depreciation and amortization.................    9,313          7,621
                                                  --------       --------
                                                    43,947         34,417
(Increase) decrease in assets:
  Cash and securities segregated for regulatory
    purposes.....................................  (73,096)        (6,642)
  Receivable from customers...................... (168,257)       (81,643)
  Securities borrowed............................ (156,831)       (23,991)
  Securities owned...............................  (30,019)       (10,153)
  Other..........................................  (39,202)        (8,822)

 Increase(decrease) in liabilities:
  Payable to customers...........................  261,510        101,741
  Payable to brokers and dealers.................      477          3,996
  Securities loaned..............................  103,772         20,164
  Securities sold, but not yet purchased.........   24,701         14,556
  Accrued compensation...........................   10,423           (427)
  Other..........................................    4,587          1,574
                                                  --------       --------
CASH (USED FOR)PROVIDED BY OPERATING ACTIVITIES..  (17,988)        44,770
                                                  --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for:
  Equipment and leasehold improvements...........  (13,757)        (4,936)
  Intangible assets..............................   (2,600)           (32)
 Net decrease in resale agreements...............   60,148        (30,664)
 Purchases of investment securities..............  (97,568)       (82,837)
 Proceeds from maturities of investment securities  71,121        111,817
                                                  --------       --------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES.   17,344         (6,652)
                                                  --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in short-term borrowings...........   80,169         31,758
 Repayment of subordinated liabilities ..........      -              (29)
 Issuance of common stock........................    4,819          1,656
 Dividends paid..................................   (4,758)        (3,695)
                                                  --------       --------
CASH PROVIDED BY FINANCING ACTIVITIES............   80,230         29,690
                                                  --------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS........   79,586         67,808
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.  150,976         89,378
                                                  --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD....... $230,562       $157,186
                                                  ========       ========



                   See notes to condensed consolidated financial statements.

                        LEGG MASON, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (in thousands of dollars)
                              September 30, 1997
                                  (Unaudited)

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

2.  Net Capital Requirements:

    The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. The Rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of September 30, 1997, the broker-dealer subsidiaries had aggregate net capital, as defined, of $138,933 which exceeded required net capital by $123,236.

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

4.  Supplemental Cash Flow Information:

    Interest payments for the six months ended September 30, 1997 and September 30, 1996 were $32,305 and $19,225, respectively. Income tax payments for the six months ended September 30, 1997 and September 30, 1996 were $25,893 and $23,824, respectively.

5.  Common Stock Split:

    On July 24, 1997, the Company declared a four-for-three stock split, paid September 24, 1997 to shareholders of record on September 8, 1997. Accordingly, all share and per share information has been retroactively restated to reflect the stock split.

6.  Recent Accounting Developments:

    In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires the disclosure of an amount that represents total comprehensive income and the components of comprehensive income in a financial statement. The impact of adoption will not affect the Company's financial position or results of operations.

    In June 1997, Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued and is effective for financial statements for periods beginning after December 15, 1997. This Statement establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed in both annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The impact of adoption will not affect the Company's financial position or results of operations.

Item 2.               Management's Discussion and Analysis of
                   Results of Operations and Financial Condition

RESULTS OF OPERATIONS

During its second fiscal quarter and the six months ended September 30, 1997, Legg Mason, Inc. and its subsidiaries (the "Company") continued to benefit from the favorable conditions in the securities markets that prevailed during the periods. Rising equity markets and higher securities transaction volume contributed to record revenues, net earnings and earnings per share.

Quarter Ended September 30, 1997 Compared to Quarter Ended
September 30, 1996

In the second fiscal quarter ended September 30, 1997, the Company's net earnings increased 36% to $18.8 million from $13.9 million in the corresponding quarter of the prior year. Revenues rose 45% to $212.9 million from $147.3 million. Primary earnings per share increased 24% to $.72 from $.58. Fully diluted earnings per share were $.72, up 29% from $.56.

Commission revenues were $63.9 million, up 53% from $41.7 million in the prior year's quarter, reflecting an increased volume of listed and over-the-counter securities transactions and sales of non-affiliated mutual funds.

Revenues from principal transactions rose 25% to $20.8 million, principally as a result of higher sales of over-the-counter securities and corporate bonds. Despite losses on energy-related equity positions, profits on firm proprietary positions increased from the prior year's quarter.

Investment advisory and related fees increased for the 30th consecutive quarter to $63.2 million and were 47% higher as a result of growth in assets under management in Company-sponsored mutual funds, the Company's fixed-income investment advisory subsidiary and fee-based brokerage accounts. Company subsidiaries now serve as investment advisors to individual and institutional accounts and mutual funds with assets of $51.7 billion, up from $37.9 billion at September 30, 1996.

Investment banking revenues were $25.2 million, 35% higher than in the corresponding quarter of the prior year, reflecting an increase in corporate finance activities, particularly public offerings of real estate investment trusts.

Other revenues increased 10% to $9.2 million because of higher fees from increased investor activity.

Compensation and benefits increased 46% to $120.6 million, reflecting higher sales and profitability-based compensation and an increase in the average number of full-time employees as a result of business expansion.

Occupancy and equipment rental increased 39% to $14.0 million as a result of increased technology-related expenses and additional costs related to the Company's relocation of its corporate headquarters scheduled to be completed in February 1998.

Communications expense rose 55% to $10.5 million because of increased telephone, quote service and postage expenses related to increased business activity.

Floor brokerage and clearing fees increased 18% to $1.5 million, as a result of substantially higher transaction volume.

Other expense increased 11% to $16.3 million, primarily because of higher litigation-related and promotional expenses, offset in part by lower programming expenses.

Interest revenue increased 61% to $30.5 million because of larger firm investment, customer margin account and conduit stock loan balances.

Interest expense increased 110% to $17.9 million as a result of larger interest-bearing customer credit and conduit stock loan balances.

Income taxes rose 43% to $13.2 million because of an increase in pre-tax earnings. The effective tax rate was 41.3% compared with 40.0% in the prior year's quarter as a result of non-deductible foreign operating losses.

Six Months Ended September 30, 1997 Compared to Six Months Ended September 30, 1996

The Company's revenues were $392.1 million, a 32% increase from revenues of $296.1 million in the corresponding period of the prior year. Net earnings rose 29% to $34.6 million from $26.8 million. Primary earnings per share increased 12% to $1.33 from $1.19. Fully diluted earnings per share increased 22% to $1.32 from $1.08.

Commission revenues were $115.5 million, up 29% from $89.3 million in the prior year, reflecting an increased volume of transactions in listed securities and non-affiliated mutual funds.

Revenues from principal transactions rose 23% to $42.9 million, because of increased sales of over-the-counter securities and profits on firm proprietary positions.

Investment advisory and related fees increased 39% to $118.6 million, principally as a result of growth in assets under management in Company -sponsored mutual funds, the Company's fixed-income investment advisory subsidiary and fee-based brokerage accounts.

Investment banking revenues were $40.2 million, 22% higher than in the corresponding period of the prior year, reflecting increased corporate finance activities, particularly public offerings of real estate investment trusts.

Other revenues increased 6% to $17.7 million because of higher fees from increased customer activity.

Compensation and benefits increased 32% to $221.4 million, reflecting higher sales and profitability-based compensation and an increase in the average number of full-time employees as a result of business expansion.

Occupancy and equipment rental increased 28% to $25.8 million as a result of increased technology-related expenses and additional costs related to the Company's relocation of its corporate headquarters scheduled to be completed in February 1998.

Communications expense of $19.7 million rose 42% as a result of higher telephone, quote service and printing expenses related to increased business activity.

Other expense increased 7% to $30.9 million, primarily due to higher promotional and litigation-related expenses, offset in part by lower programming expenses.

Interest revenue increased 55% to $57.3 million because of larger firm investment, customer margin and conduit stock loan balances.

Interest expense increased 81% to $32.6 million as a result of larger interest -bearing customer credit balances.

Income taxes rose 33% to $24.4 million because of an increase in pre-tax earnings. The effective tax rate was 41.3% compared with

40.7% in the prior year period as a result of non-deductible foreign operating losses.

Liquidity and Capital Resources

There has been no material change in the Company's financial position since March 31, 1997. A substantial portion of the Company's assets is liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed principally by free credit balances, equity capital, bank lines of credit, senior notes and other payables.

During the six months ended September 30, 1997, cash and cash equivalents increased $79.6 million. Cash flows from financing activities increased $80.2 million, attributable to higher short-term borrowings by the Company's mortgage banking affiliates. Cash flows from investing activities increased $17.3 million, principally from reduced levels of investments, offset in large part by purchases of equipment and leasehold improvements. The Company used $18.0 million of cash in operating activities, principally to fund increased regulatory cash requirements, higher stock borrowed levels and clearing deposits, substantially offset by higher net customer payables and net earnings adjusted for depreciation and amortization.

                        PART II.  OTHER INFORMATION


Item 4.	Submission of Matters to a Vote of Security Holders.

        Registrant's annual meeting of stockholders was held July 24, 1997. In the election of directors, the six director nominees were elected with the following votes:

                            Votes
                            Cast        For       Withhold

Charles A. Bacigalupo    15,483,072  15,483,072     76,131
Harry M. Ford, Jr.       15,485,636  15,485,636     73,566
Margaret DeB. Tutwiler   15,491,249  15,491,249     67,952
James E. Ukrop           13,663,990  13,663,990  1,895,212
John E. Koerner, III     15,484,808  15,484,808     74,394
Peter F. O'Malley        15,492,973  15,492,973     66,229


The stockholders voted in favor of the ratification of the appointment of Coopers & Lybrand L.L.P. as independent auditors of the Registrant as follows:

                            Votes
                            Cast        For      Against  Abstain  Non-Vote
Ratification of
Appointment of
Auditors                 15,546,855  15,537,530    9,325   12,347     ---


Item 6.	Exhibits and Reports on Form 8-K.

                 (a)     Exhibits

                         3.1 Articles of Incorporation of the Company, as amended (incorporated by reference to Form 10-Q for the quarter ended September 30, 1996)

                         3.2   By-laws of the Company as amended and
                               restated April 25, 1988 (incorporated by
                               reference to the Company's Annual Report
                               on Form 10-K for the year ended March 31,
                               1988)

                         11.   Statement re:  computation of per share
                               earnings

                         27.   Statement re:  financial data schedules

                 (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                             SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         LEGG MASON, INC.
                                           (Registrant)




DATE: November 14, 1997       /s/ John F. Curley, Jr.
                              John F. Curley, Jr.
                              Vice Chairman of the Board





DATE: November 14, 1997       /s/ F. Barry Bilson
                              F. Barry Bilson
                              Vice President - Finance

                             INDEX TO EXHIBITS




11.	Statement re: computation of per
		share earnings

27.	Statement re: financial   data
		schedules