Form 10-Q
period 1997-12-31
LEGG MASON INC
filed 1998-02-13
CIK 704051

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended December 31, 1997

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


                 100 Light Street - Baltimore, MD    21203-1476
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

27,437,096 shares of Common Stock as of the close of business on January 30, 1998

                   PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements


                  LEGG MASON, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (in thousands of dollars)

                                       December 31,1997    March 31,1997
                                         (Unaudited)

ASSETS:
 Cash and cash equivalents..............     $  239,888       $  150,976
 Cash and securities segregated for
  regulatory purposes...................        613,181          442,305
 Resale agreements......................        211,968          132,801
 Receivable from customers..............        755,088          527,456
 Securities borrowed....................        398,441          263,612
 Securities owned, at market value......        116,886           78,862
 Investment securities, at market value.         70,042           66,983
 Equipment and leasehold
  improvements, net.....................         48,963           35,809
 Intangible assets......................         59,750           61,423
 Other..................................        105,005          118,741
                                             ----------       ----------
                                             $2,619,212       $1,878,968
                                             ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
 Payable to customers...................     $1,419,837       $  960,646
 Payable to brokers and dealers.........         12,268            7,112
 Securities loaned......................        358,157          250,804
 Short-term borrowings..................         80,505           13,400
 Securities sold, but not yet purchased,
  at market value.......................         16,170           12,507
 Accrued compensation...................         87,510           58,893
 Other..................................         70,932           57,396
 Senior notes...........................         99,616           99,581
                                             ----------       ----------
                                              2,144,995        1,460,339
                                             ----------       ----------
Stockholders' equity:
 Common stock...........................          2,478            1,827
 Additional paid-in capital.............        200,064          192,817
 Retained earnings......................        271,252          223,752
 Net unrealized appreciation on
  investment securities.................            423              233
                                             ----------       ----------
                                                474,217          418,629
                                             ----------       ----------
                                             $2,619,212       $1,878,968
                                             ==========       ==========



      See notes to condensed consolidated financial statements.

                 LEGG MASON, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
             (in thousands, except per share amounts)
                           (Unaudited)

                                          Three Months          Nine Months
                                      Ended December 31,   Ended December 31,
                                         1997      1996        1997      1996

Revenues:
 Commissions......................... $ 60,847  $ 49,071    $176,326  $138,375
 Principal transactions..............   19,989    17,869      62,879    52,823
 Investment advisory and related fees   68,595    46,690     187,174   132,054
 Investment banking..................   33,313    21,807      73,466    54,698
 Interest............................   33,751    22,490      91,075    59,392
 Other...............................   10,583     9,340      28,248    26,056
                                      --------  --------    --------  --------
                                       227,078   167,267     619,168   463,398
                                      --------  --------    --------  --------
Expenses:
 Compensation and benefits...........  129,221    93,564     350,631   260,776
 Occupancy and equipment rental......   14,118    11,681      39,904    31,877
 Communications......................   10,081     7,570      29,787    21,437
 Floor brokerage and clearing fees...    1,346     1,447       4,031     4,251
 Interest............................   19,348    11,798      51,952    29,794
 Other ..............................   18,165    15,707      49,034    44,602
                                      --------  --------    --------  --------
                                       192,279   141,767     525,339   392,737
                                      --------  --------    --------  --------
Earnings Before Income Taxes.........   34,799    25,500      93,829    70,661
 Income taxes........................   14,111    10,200      38,507    28,565
                                      --------  --------    --------  --------
Net Earnings......................... $ 20,688  $ 15,300    $ 55,322  $ 42,096
                                      ========  ========    ========  ========

Earnings per common share:
 Basic............................... $    .84  $    .63    $   2.25  $   1.87
 Diluted............................. $    .78  $    .60    $   2.12  $   1.69

Average number of common shares
 outstanding:
 Basic...............................   24,724    24,186      24,560    22,562
 Diluted.............................   26,434    25,323      26,112    25,068

Dividends declared per common share.. $    .11  $   .098    $   .318  $   .285

Book value per common share.......... $  19.14  $  16.72    $  19.14  $  16.72



         See notes to condensed consolidated financial statements.

                 LEGG MASON, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (in thousands of dollars)
                           (Unaudited)

                                                         Nine Months
                                                      Ended December 31,
                                                     1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings.................................... $ 55,322       $ 42,096
  Noncash items included in earnings:
   Depreciation and amortization.................   14,632         12,352
   Unrealized gains on investment securities.....   (1,454)  -
                                                  --------       --------
                                                    68,500         54,448
(Increase) decrease in assets:
  Cash and securities segregated for regulatory
    purposes..................................... (170,876)      (235,741)
  Receivable from customers...................... (227,632)      (104,292)
  Securities borrowed............................ (134,829)        (9,786)
  Securities owned...............................  (38,024)        17,045
  Other..........................................   13,591        (15,405)

 Increase in liabilities:
  Payable to customers...........................  459,191        393,985
  Payable to brokers and dealers.................    5,156          2,429
  Securities loaned..............................  107,353         20,752
  Securities sold, but not yet purchased.........    3,663          7,195
  Accrued compensation...........................   28,617         18,160
  Other..........................................   13,057          9,152
                                                  --------       --------
CASH PROVIDED BY OPERATING ACTIVITIES............  127,767        157,942
                                                  --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for:
  Equipment and leasehold improvements...........  (23,287)        (8,924)
  Intangible assets..............................   (2,646)          (367)
 Sale of property................................      -            6,154
 Net increase in resale agreements...............  (79,167)       (87,898)
 Purchases of investment securities.............. (135,741)      (125,992)
 Proceeds from maturities of investment securities 134,455        146,596
                                                  --------       --------
CASH USED FOR INVESTING ACTIVITIES.               (106,386)       (70,431)
                                                  --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in short-term borrowings...........   67,105         61,947
 Repayment of subordinated liabilities ..........      -              (29)
 Issuance of common stock........................    7,898          3,752
 Dividends paid..................................   (7,472)        (6,047)
                                                  --------       --------
CASH PROVIDED BY FINANCING ACTIVITIES............   67,531         59,623
                                                  --------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS........   88,912        147,134
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.  150,976         89,378
                                                  --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD....... $239,888       $236,512
                                                  ========       ========


        See notes to condensed consolidated financial statements.

                      LEGG MASON, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (in thousands of dollars)
                              December 31, 1997
                                 (Unaudited)

1.  Interim Basis of Reporting:

     The accompanying unaudited condensed consolidated financial statements of Legg Mason, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared utilizing the interim basis of reporting and, as such, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year.

2.  Net Capital Requirements:

     The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. The Rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of December 31, 1997, the broker-dealer subsidiaries had aggregate net capital, as defined, of $180,956 which exceeded required net capital by $165,152.

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

4.  Supplemental Cash Flow Information:

     Interest payments for the nine months ended December 31, 1997 and December 31, 1996 were $49,977 and $29,198, respectively.  Income tax payments for the nine months ended
December 31, 1997 and December 31, 1996 were $40,938 and $33,926, respectively.

5.  Common Stock Split:

     On July 24, 1997, the Company declared a four-for-three stock split, paid September 24, 1997 to shareholders of record on September 8, 1997. Accordingly, all share and per share information has been retroactively restated to reflect the stock split.

6.  Recent Accounting Developments:

     In December 1997, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." Accordingly, the consolidated financial statements have been restated to conform with Statement No. 128's provisions. This Statement simplifies the standards for computing earnings per share and makes them comparable to international earnings per share standards.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires the disclosure of an amount that represents total comprehensive income and the components of comprehensive income in a financial statement. The impact of adoption will not have a material affect on the Company's financial position or results of operations.

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


7.  Subsequent Event:

     On January 16, 1998, the Company issued 2,574,156 shares of its common stock to acquire Brandywine Asset Management, Inc.("Brandywine"), on a pooling of interests basis.
Additionally, the Company issued 225,836 stock options to replace outstanding Brandywine options. In accordance with generally accepted accounting principles, the consolidated financial statements do not yet reflect the restatement for the acquisition.

Item 2.      Management's Discussion and Analysis of
          Results of Operations and Financial Condition

RESULTS OF OPERATIONS

During its third fiscal quarter and the nine months ended December 31, 1997, Legg Mason, Inc. and its subsidiaries (the "Company") achieved record revenues, net earnings and earnings per share as a result of continued favorable, yet volatile market conditions, including higher securities transaction volume and equity price levels, a favorable interest rate environment as well as modest inflation.

Quarter Ended December 31, 1997 Compared to Quarter Ended
December 31, 1996


In the third fiscal quarter ended December 31, 1997, the Company's net earnings increased 35% to $20.7 million from $15.3 million in the corresponding quarter of the prior year. Revenues rose 36% to $227.1 million from $167.3 million. Basic earnings per share increased 33% to $.84 from $.63. Diluted earnings per share were $.78, up 30% from $.60.

Commission revenues were $60.8 million, up 24% from $49.1 million in the prior year's quarter, reflecting an increased volume of listed and over-the-counter securities transactions and sales of non-affiliated mutual funds.

Revenues from principal transactions rose 12% to $20.0 million, principally as a result of increased profits from sales of over-the-counter and fixed-income securities.

Investment advisory and related fees increased for the 31st consecutive quarter to $68.6 million and were 47% higher as a result of growth in assets under management in Company-sponsored mutual funds, the Company's fixed-income investment advisory subsidiary and fee-based brokerage accounts. Company subsidiaries served as investment advisors to individual and institutional accounts and mutual funds with assets of $55.2 billion at December 31, 1997, up 34% from $41.3 billion at December 31, 1996.

Investment banking revenues were $33.3 million, 53% higher than in the corresponding quarter of the prior year, reflecting an increase in corporate finance activities, particularly public offerings of real estate investment trusts.

Other revenues increased 13% to $10.6 million because of an increase in loan originations by the Company's mortgage banking subsidiaries. The prior year's quarter included gains from the sale of merchant banking-related investments.

Compensation and benefits increased 38% to $129.2 million, principally reflecting higher sales and profitability-based compensation, as well as an increase in the average number of full-time employees as a result of business expansion.

Occupancy and equipment rental increased 21% to $14.1 million as a result of additional costs related to the Company's relocation of its corporate headquarters scheduled to be completed in February 1998 and increased technology-related expenses.

Communications expense rose 33% to $10.1 million because of increased business activity.

Other expense increased 16% to $18.2 million, primarily because of higher promotional and litigation-related expenses, offset in part by lower service bureau expenses.

Interest revenue increased 50% to $33.8 million because of larger customer margin account, firm investment (predominantly funds segregated for regulatory purposes), and conduit stock loan balances.

Interest expense increased 64% to $19.3 million as a result of larger interest-bearing customer credit and conduit stock loan balances.

Income taxes rose 38% to $14.1 million because of an increase in pre-tax earnings. The effective tax rate increased to 40.6% from 40.0% in the prior year's quarter as a result of non-deductible foreign operating losses.

Nine Months Ended December 31, 1997 Compared to Nine Months Ended
December 31, 1996

The Company's net earnings were $55.3 million, a 31% increase from net earnings of $42.1 million in the corresponding period of the prior year. Revenues rose 34% to $619.2 million from $463.4 million. Basic earnings per share increased 20% to $2.25 from $1.87. Diluted earnings per share increased 25% to $2.12 from $1.69.

Commission revenues were $176.3 million, up 27% from $138.4 million in the prior year, reflecting an increased volume of transactions in listed securities and sales of non-affiliated mutual funds.

Revenues from principal transactions rose 19% to $62.9 million, principally as a result of increased sales of over-the-counter and fixed-income securities and higher profits on firm proprietary positions.

Investment advisory and related fees increased 42% to $187.2 million, principally as a result of growth in assets under management in Company-sponsored mutual funds, the Company's fixed-income investment advisory subsidiary and fee-based brokerage accounts.

Investment banking revenues were $73.5 million, 34% higher than in the corresponding period of the prior year, reflecting increased corporate finance activities, particularly public offerings of real estate investment trusts.

Other revenues increased 8% to $28.2 million primarily because of an increase in loan originations at the Company's mortgage banking subsidiaries.

Compensation and benefits increased 34% to $350.6 million, principally reflecting higher sales and profitability-based compensation, as well as an increase in the average number of full-time employees as a result of business expansion.

Occupancy and equipment rental increased 25% to $39.9 million as a result of increased technology-related expenses and additional costs related to the Companys relocation of its corporate headquarters.

Communications expense of $29.8 million rose 39% as a result of increased business activity.

Other expense increased 10% to $49.0 million, primarily due to higher promotional and litigation-related expenses, offset in part by lower service bureau expenses.

Interest revenue increased 53% to $91.1 million because of larger firm investment (predominantly funds segregated for regulatory cash purposes), customer margin account and conduit stock loan balances.

Interest expense increased 74% to $52.0 million as a result of larger interest-bearing customer credit and conduit stock loan balances.

Income taxes rose 35% to $38.5 million because of an increase in pre-tax earnings. The effective tax rate increased to 41.0% from 40.4% in the prior years period as a result of non-deductible foreign operating losses.

Liquidity and Capital Resources

There has been no material change in the Company's financial position since March 31, 1997. A substantial portion of the Company's assets is liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed principally by free credit balances, equity capital, senior notes, bank lines of credit and other payables.

During the nine months ended December 31, 1997, cash and cash equivalents increased $88.9 million. Cash flows from operating activities increased $127.8 million, attributable to higher net customer payables and net earnings adjusted for depreciation and amortization, substantially offset by increased fundings for regulatory cash requirements. Cash flows from financing activities increased by $67.5 million as a result of increased levels of short-term borrowings by the Companys mortgage banking affiliates. The Company utilized cash of $106.4 million in investing activities, principally to fund larger levels of resale agreements and purchases of equipment and leasehold improvements.


Year 2000

The Company is in the process of evaluating its internal and third party software as well as its service providers' computer systems for their ability to accurately process in the Year 2000. The Company is utilizing both internal and external resources to make the necessary modifications to the Company's internal systems to properly process in the next millennium.

In November 1997, the Company converted its securities brokerage processing system to a vendor that is the principle service provider of this type to the securities brokerage industry. The vendor has substantially completed the necessary coding modifications with user testing to begin in the Spring of 1998. Confirmation has been received from the vendor that its modification and testing plan is on schedule for Year 2000 compliance. The Company is pursuing similar confirmation from its other vendors and service providers.

The Company believes that the costs associated with modifications for internal systems will not be material to the Company's financial statements. However, the Company could be adversely affected if many other organizations, including those mentioned above, are unsuccessful in completing the required Year 2000 systems modifications.

                PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

        Nasdaq Market-Makers Antitrust Litigation

        Reference is made to the discussion under the caption "Nasdaq Market-Makers Antitrust Litigation" in Item 3 of Registrant's 10-K Report for the fiscal year ended March 31, 1997. In December 1997, the Registrant, together with other defendants in the litigation, entered into a settlement agreement that requires Registrant to pay approximately $2.8 million toward a total settlement amount of $900 million for all defendants.
The agreement, which has been preliminarily approved by the court, is subject to final approval by the court following the mailing of notice to the plaintiff class and a fairness hearing presently scheduled for September, 1998.


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

         (b) No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                          SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        LEGG MASON, INC.
                                          (Registrant)




DATE: February 13, 1998       /s/ Timothy C. Scheve
                              Timothy C. Scheve
                              Executive Vice President




DATE: February 13, 1998       /s/ F. Barry Bilson
                              F. Barry Bilson
                              Vice President - Finance

                     INDEX TO EXHIBITS




        11.     Statement re: computation of per
                share earnings

        27.     Statement re: financial   data
                schedules