Form 10-K
period 1998-03-31
LEGG MASON INC
filed 1998-06-29
CIK 704051

_____________________________________________________________________________
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-K
(Mark One)
    X  		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended March 31, 1998
                                   or
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934
 For the transition period from            to

                         Commission File No. 1-8529
                           ______________________

                              LEGG MASON, INC.
          (Exact name of registrant as specified in its charter)
                            _____________________

                   Maryland                                     52-1200960
           (State or other jurisdiction of  (I.R.S. Employer Identification No.)
            incorporation or organization)

                   100 Light Street                              21202
                Baltimore, Maryland                            (Zip Code)
	(Address of principal executive offices)

         Registrant's telephone number, including area code:  (410) 539-0000
                            ______________________

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of May 14, 1998, the aggregate market value of the registrant's common stock held by non-affiliates was $1,520,492,000.

    As of May 14, 1998, the number of shares outstanding of the registrant's common stock was 27,572,660.

                        DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive proxy statement dated June 12, 1998 are incorporated by reference into Part III.

                                 Part I

Item 1.	Business.

General

          Legg Mason, Inc. is a holding company which, through its subsidiaries, is engaged in securities brokerage and trading, investment management of institutional and individual accounts and Company-sponsored mutual funds, investment banking for corporations and municipalities, commercial mortgage banking and provision of other financial services.

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

         The Company's principal investment advisory subsidiaries are Legg Mason Fund Adviser, Inc., which serves as investment adviser to or manager of Company-sponsored mutual funds; Western Asset Management Company, which manages fixed-income assets for institutional clients; Brandywine Asset Management, Inc., which was acquired in January 1998 and primarily manages equity portfolios for institutional and high net worth individual clients; Batterymarch Financial Management, Inc., which manages emerging markets, international and U.S. equity portfolios for institutional clients; Bartlett & Co., which manages equity, balanced and fixed-income portfolios for high net worth individuals and institutional clients; Legg Mason Capital Management, Inc., which manages equity and fixed-income portfolios for individual and institutional accounts; Gray, Seifert & Co., Inc., which primarily manages equity portfolios for wealthy individual, family group, endowment and foundation clients; and Western Asset Global Management Limited, which manages international fixed-income and currency assets for institutional clients. In addition to Legg Mason Fund Adviser, all of the above firms also serve as investment advisor to Company-sponsored mutual funds and/or other Company-structured investment products.

          As of March 31, 1998, the Company's investment advisory subsidiaries had approximately $71.0 billion of assets under management, of which approximately 35% were equity assets and approximately 65% were fixed-income assets.

          The Company's principal real estate finance subsidiaries are Legg Mason Real Estate Services, Inc. and Legg Mason Dorman & Wilson, Inc., which are primarily engaged in commercial mortgage banking and commercial loan servicing.

          The Company was incorporated in Maryland in 1981 to serve as a holding company for Legg Mason Wood Walker and other subsidiaries. The predecessor company to Legg Mason Wood Walker was formed in 1970 under the name Legg Mason & Co., Inc. to combine the operations of Legg &

Co., a Maryland-based broker-dealer formed in 1899, and Mason &
Company, Inc., a Virginia-based broker-dealer formed in 1962. The Company's subsequent growth has occurred through internal expansion as well as through its acquisitions of investment management, broker-dealer and commercial mortgage banking firms.

          Unless the context otherwise requires, all references in this Report to the Company include Legg Mason, Inc. and its predecessors and subsidiaries.

Registrations and Exchange Memberships

          Legg Mason Wood Walker and Howard Weil are registered as broker-dealers with the Securities and Exchange Commission ("SEC"), are members of the New York Stock Exchange, Inc. ("NYSE"), the New York Futures Exchange, Inc., the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investors Protection Corporation ("SIPC"), and are registered as futures commission merchants with the Commodity Futures Trading Commission. In addition, Legg Mason Wood Walker is a member of the Philadelphia, Pacific, Cincinnati and Chicago Stock Exchanges.

Brokerage Offices

          The following table reflects, as of March 31, 1998, certain information with respect to the Company's securities brokerage offices.



                                        Number of
                                        Financial            Number of
    Location                            Advisors              Offices


United States:
    Maryland . . . . . . . . . . . .      278                    16
    Pennsylvania . . . . . . . . . .      199                    22
    Virginia . . . . . . . . . . . .      104                    10
    Louisiana. . . . . . . . . . . .       86                     9
    North Carolina . . . . . . . . .       62                     8
    Massachusetts. . . . . . . . . .       58                     3
    Florida. . . . . . . . . . . . .       51                     9
    Texas. . . . . . . . . . . . . .       44                     4
    District of Columbia . . . . . .       43                     1
    New York . . . . . . . . . . . .       35                     3
    Ohio . . . . . . . . . . . . . .       34                     4
    New Jersey . . . . . . . . . . .       32                     5
    Alabama. . . . . . . . . . . . .       29                     3
    Connecticut. . . . . . . . . . .       19                     3
    Mississippi. . . . . . . . . . .       14                     3
    Maine. . . . . . . . . . . . . .       14                     1
    West Virginia. . . . . . . . . .       12                     2
    Delaware . . . . . . . . . . . .       10                     1
    Tennessee. . . . . . . . . . . .       10                     1
    South Carolina . . . . . . . . .        9                     1
    Rhode Island . . . . . . . . . .        4                     1
    California . . . . . . . . . . .        1                     1

United Kingdom:
    London . . . . . . . . . . . . .        6                     1

Switzerland:
    Geneva/Nyon  . . . . . . . . . .        5                     2

France:
    Paris. . . . . . . . . . . . . .        1                     1

             TOTAL . . . . . . . . .    1,160                   115



Revenues by Source

		The following table sets forth certain information regarding the revenues of the Company by source.



	                       LEGG MASON, INC. AND SUBSIDIARIES (1)

                                        Years Ended March 31,

                             1996                1997                1998
                                        (Dollars in thousands)

                          Amount   Percent    Amount  Percent    Amount  Percent
Commissions
 Listed and Over-the-
  Counter . . . . . . . .$116,187    21.8%   $124,841   18.8%   $164,022   18.4%
 Mutual Funds . . . . . .  35,276     6.6      41,054    6.2      48,687    5.5
 Insurance and Annuities.  14,409     2.7      20,436    3.1      22,613    2.5
 Options and Commodities.   3,309     0.6       3,649    0.5       5,962    0.7

         Total. . . . . . 169,181    31.7     189,980   28.6     241,284   27.1

Principal Transactions (2)
 Customer Related:
  Government and Agency .  12,406     2.3      14,660    2.2      15,405    1.7
  Municipal . . . . . . .  14,845     2.8      15,662    2.4      17,102    1.9
  Corporate Debt. . . . .   8,817     1.7       8,437    1.3      11,301    1.3
  Over-the-Counter. . . .  24,112     4.5      31,327    4.7      34,179    3.9

                           60,180    11.3      70,086   10.6      77,987    8.8
 Dealer Related:
  Government and Agency .   1,171     0.2       1,602    0.2       2,312    0.3
  Municipal . . . . . . .    (205)     -           46     -        1,159    0.1
  Corporate Debt. . . . .     398     0.1         295     -        1,035    0.1
  Over-the-Counter. . . .   4,326     0.8       1,152    0.2       4,255    0.5

                            5,690     1.1       3,095    0.4       8,761    1.0

         Total. . . . . .  65,870    12.4      73,181   11.0      86,748    9.8


Investment Advisory and
 Related Fees . . . . . . 162,063    30.4     208,243   31.3     295,645   33.3

Investment Banking (3)
 Corporate. . . . . . . .  36,495     6.8      63,850    9.6      90,123   10.1
 Municipal. . . . . . . .   6,833     1.3       8,212    1.2       7,015    0.8

         Total. . . . . .  43,328     8.1      72,062   10.8      97,138   10.9

Interest Income . . . . .  57,125    10.7      84,129   12.7     127,268   14.3

Other (4) . . . . . . . .  35,776     6.7      37,006    5.6      40,977    4.6

         Total Revenues .$533,343   100.0%   $664,601  100.0%   $889,060  100.0%



(1) All financial information has been restated for the acquisition, on a pooling of interests basis, of Brandywine Asset Management, Inc. on January 16, 1998.
(2) Principal transactions (securities transactions in which the Company buys for or sells from its own inventory) are classified as "Customer Related" when such transactions are effected with a customer of the Company (whether an individual or institutional investor) and as "Dealer Related" when such transactions are effected with another dealer.
(3) Principally selling concessions from underwriting participations and fees from managed and co-managed offerings.
(4)  Includes revenues from mortgage servicing and loan originations
(1996: $19,192; 1997: $16,922;1998: $21,475).

Retail Securities Business

          For the fiscal years ended March 31, 1996, 1997 and 1998, revenues derived from securities transactions for individual investors (excluding interest on margin accounts) constituted approximately 88%, 84% and 83%, respectively, of total revenues from securities transactions and 41%, 37% and 34%, respectively, of the Company's total revenues. Management believes that such services will continue to be a significant source of revenues in the foreseeable future, although the percentage of total revenues may continue to decrease primarily as a result of increases in investment advisory and investment banking revenues. Retail commissions are charged on both exchange and over-the-counter ("OTC") transactions in accordance with a schedule which the Company has formulated and may change from time to time.
Discounts from the schedule are granted in certain cases. The Company also offers certain account arrangements under which a single fee is charged based on a percentage of the assets held in a customer's account and no commissions are charged on a transaction-by-transaction basis. When OTC transactions are executed by the Company as a dealer, the Company receives, in lieu of commissions, mark-ups or mark-downs that are included in the "Revenues by Source" table as customer-related principal transactions. The Company has dealer-sales agreements with several major distributors that offer mutual fund shares through broker-dealers. In addition, the Company sells shares of Company-sponsored mutual funds. See "Company-Sponsored Mutual Funds."

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

          Interest is charged on amounts borrowed by customers (debit balances) to finance their margin transactions. The rate of interest charged to customers is the prime rate plus or minus an additional amount that varies depending upon the size of the customer's debit balance and level of account activity. Interest income derived from these sources constituted approximately 5%, 5% and 6% of the Company's total revenues for the fiscal years ended March 31, 1996, 1997 and 1998, respectively. Interest is also earned on securities owned by the Company and on operating and segregated cash balances.

          Free credit balances (excess funds kept by customers in their brokerage accounts) is the primary source of funds used to finance customers' margin account borrowings. Legg Mason Wood Walker pays interest on certain free credit balances in customers' accounts when the customer has indicated that the funds will be used for reinvestment at a future date. In fiscal 1998, Legg Mason Wood Walker paid interest on approximately 93% of customer free credit balances.

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

           Transactions are executed by the Company acting as broker or as principal. The Company permits discounts from its commission schedule to its institutional customers. The size of such discounts varies with the size of particular transactions and other factors. For the fiscal years ended March 31, 1996, 1997 and 1998, revenues derived from securities transactions for institutional investors constituted approximately 12%, 16% and 17%, respectively, of total revenues from securities transactions and 6%, 7% and 7%, respectively, of the Company's total revenues.

Principal Transactions

          The Company makes primary markets in equity securities that are traded OTC, particularly securities of companies located in the Mid-Atlantic and Mid-South regions. The Company is also an active market maker and distributor of municipal bonds, particularly bonds issued by municipalities located in the Mid-Atlantic and Mid-South regions.

          As of March 31, 1998, the Company made markets in equity securities of approximately 435 corporations, including corporations for which the Company has acted as a managing or co-managing underwriter. The Company has 40 traders involved in trading corporate equity and debt securities, 16 in trading municipal securities, and 10 in trading government securities.

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




                                    Managed or Co-Managed Offerings
Calendar Year             Number of Issues           Amount of Offering
                        Corporate  Municipal        Corporate        Municipal


   1993                     81       340        $9,949,500,000   $15,715,724,000
   1994                     24       227         3,764,956,000     5,779,156,000
   1995                     22       165           958,377,000     4,112,580,000
   1996                     33       258         3,808,000,000     5,555,638,000
   1997                     76       224         8,453,000,000     7,208,000,000





                                      Underwriting Participations
Calendar Year             Number of Issues          Amount of Participation
                       Corporate   Municipal       Corporate        Municipal

   1993                    598       458        $1,396,410,000   $ 6,017,729,000
   1994                    411       309           776,258,000     1,187,236,000
   1995                    354       232           675,257,000       627,973,000
   1996                    427       246         1,313,233,000       587,548,000
   1997                    298       198         1,380,000,000       936,668,000



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

          At March 31, 1998, the Company had 83 professionals engaged in investment banking activities, including 60 in corporate finance and 23 in municipal finance.

Company-Sponsored Mutual Funds

          Through various subsidiaries, the Company sponsors and serves as investment advisor and distributor for domestic and international equity, fixed-income and money market mutual funds and offshore investment funds. As of March 31, 1997 and 1998, the aggregate net assets of all of these proprietary funds were approximately $9.1 billion and $13.8 billion, respectively.

          For the fiscal years ended March 31, 1996, 1997 and 1998, the Company received approximately $26.0 million, $37.8 million and $66.5 million, respectively, in asset-based sales charges from its proprietary mutual funds and offshore investment funds.

Investment Advisory Services

          Legg Mason Fund Adviser, Inc. serves as investment adviser to or manager of various Company-sponsored mutual funds. In addition, all of the firms described in the following paragraphs also serve as investment advisor to Company-sponsored mutual funds and/or other Company-structured investment products. The amounts indicated as assets under management by those firms include the assets in such funds and/or other products.

          Western Asset Management Company manages fixed-income assets for institutional clients. At March 31, 1997 and 1998, Western managed assets with a value of approximately $27.1 billion and $39.6 billion, respectively, under management.

          Brandywine Asset Management, Inc., acquired in January, 1998, primarily manages equity portfolios for institutional and high net worth individual clients. At March 31, 1997 and 1998, Brandywine managed assets with a value of approximately $6.5 billion and $8.2 billion, respectively.

          Batterymarch Financial Management, Inc. manages emerging markets, international and U.S. equity portfolios for institutional clients. At March 31, 1997 and 1998, Batterymarch managed assets with a value of approximately $4.3 billion.

          Bartlett & Co. manages equity, balanced and fixed-income portfolios for high net worth individuals and institutional clients. At March 31, 1997 and 1998, Bartlett managed assets with a value of approximately $2.4 billion and $3.1 billion, respectively.

           Gray, Seifert & Co., Inc. primarily manages equity portfolios for wealthy individuals and family groups, endowments and foundations. At March 31, 1997 and 1998, Gray Seifert managed assets with a value of approximately $950 million and $1.4 billion, respectively.

          The Company has revenue sharing agreements with Western Asset Management Company, Brandywine, Batterymarch, Gray Seifert and Bartlett and certain of their key officers pursuant to which a specified percentage of the subsidiary's revenues is required to be distributed to Legg Mason, Inc., and the balance of the revenues is retained by the subsidiary to pay its operating expenses, including salaries and bonuses, with specific expense and compensation allocations being determined by the subsidiary's management.

          Western Asset Global Management Limited manages international fixed-income and currency assets for institutions worldwide. At March 31, 1997 and 1998, Western Asset Global managed assets with a value of approximately $2.1 billion and $1.9 billion, respectively.

          Legg Mason Capital Management, Inc. manages equity and fixed-income portfolios for individual and institutional clients.
At March 31, 1997 and 1998, this subsidiary managed assets with values of approximately $1.5 billion and $2.7 billion, respectively.

          Fairfield Group, Inc. offers the Navigator REPO/LINE, a service structured to meet the specialized investment needs of banks and bank trust departments. This service invested approximately $1.4 billion and $1.7 billion at March 31, 1997 and 1998, respectively, of short-term cash in repurchase agreements collateralized by U.S. government and government agency securities. Fairfield also markets certain of the Company-sponsored mutual funds. Two money market funds managed by Fairfield, with combined assets of approximately $195 million at March 31, 1998, are expected to be liquidated during fiscal 1999.

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

           As of March 31, 1997 and 1998, the commercial mortgage servicing portfolio of LMRES was $4.1 billion and $4.6 billion, respectively, and of Legg Mason Dorman & Wilson was $5.9 billion and $4.9 billion, respectively.

Insurance Brokerage and Financial Planning

           Approximately 950 of the Company's financial advisors are licensed to sell insurance. Legg Mason Financial Services, Inc., a wholly-owned subsidiary of the Company, acts as general agent for several life insurance companies and sells fixed and variable annuities and insurance. The Company also offers comprehensive financial planning services to individuals. See "Revenues by Source" for information regarding revenue generated by insurance brokerage activities.

Other Services

           At March 31, 1998, the Company served as a non-bank custodian for approximately 179,000 IRA's, 18,000 Simplified
Employee Pension Plans and 9,400 Qualified Plans.

           The Company effects the purchase and sale of options and commodities contracts on behalf of clients.

           Legg Mason Trust Company, a state chartered, non-depository bank, provides services as a trustee for trusts established by the Company's individual and employee benefit plan clients. The Company provides brokerage and advisory services for a significant portion of the assets held in the Trust Company's accounts.

Research

           The Company employs 48 analysts who develop investment recommendations and market information with respect to companies and industries. Legg Mason Wood Walker's research generally focuses on the identification of securities of financially sound, well-managed companies that appear to be undervalued in relation to their long-term earning power or the value of underlying assets. Legg Mason refers to this investment strategy as the "Value Approach" to investing. Howard Weil's analysts concentrate on the oil and gas exploration, pipeline and service industries. The Company's research services are supplemented by research services purchased from outside consultants.

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

Operations

          Administrative and operations personnel are responsible for the processing of securities transactions; receipt, identification and delivery of funds and securities; internal financial controls; office services; custody of customers' securities and the handling of margin accounts. At March 31, 1998, the Company had approximately 350 full-time employees performing such functions.

          There is considerable fluctuation during any year and from year to year in the volume of transactions the Company must process. The Company records transactions and posts its books on a daily basis. Operations personnel monitor day-to-day operations to determine compliance with applicable laws, rules and regulations. Failure to keep current and accurate books and records can render the Company liable to disciplinary action by governmental and self-regulatory authorities, as well as to claims by its clients.

          Legg Mason Wood Walker executes and clears all of its own securities transactions as a member of the NYSE and various regional exchanges, clearing corporations and depositories.

          The Company believes that its internal controls and safeguards are adequate, although fraud and misconduct by customers and employees and the possibility of theft of securities are risks inherent in the securities industry. As required by the NYSE and certain other authorities, the Company carries a fidelity bond covering loss or theft of securities as well as forgery of checks and drafts and embezzlement and misplacement of securities. The bond provides total coverage of $30,000,000 (subject to a $1,000,000 deductible per claim). See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources -- Year 2000" regarding the potential impact of "Year 2000" issues.


Employees

          At March 31, 1998, the Company had approximately 3,950 employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory. However, competition for experienced financial services personnel, especially financial advisors and investment management professionals, is keen and from time to time the Company may experience a loss of valuable personnel.

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

           The Company's investment advisory subsidiaries and the Company-sponsored mutual funds are also subject to extensive federal regulation by the SEC.

           The Company's broker-dealer subsidiaries are required by federal law to belong to the SIPC. When the SIPC fund falls below a certain amount, members are required to pay annual assessments of up to 1% of adjusted gross revenues. As a result of adequate fund levels, the Company's broker-dealer subsidiaries each were required to pay the minimum annual assessment of $150 in fiscal 1998. The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. The Company purchases insurance that provides additional protection for securities of up to $24,500,000 per customer.

Net Capital Requirements

          Every registered broker-dealer doing business with the public is subject to the Uniform Net Capital Rule ("Rule 15c3-1") promulgated by the SEC. Rule 15c3-1, which is designed to measure the financial soundness and liquidity of broker-dealers, specifies minimum net capital requirements. Since the Company is not itself a registered broker-dealer, it is not directly subject to Rule 15c3-1. However, its broker-dealer subsidiaries are subject to Rule 15c3-1, and a provision of Rule 15c3-1 requires that a broker-dealer notify the SEC prior to the withdrawal of equity capital by a parent company if the withdrawal would exceed the greater of $500,000 or 30 percent of the broker-dealer's excess net capital.

          Rule 15c3-1 provides that a broker-dealer doing business with the public shall not permit its aggregate indebtedness to exceed 15 times its net capital (the "primary method") or, alternatively, that it not permit its net capital to be less than 2% of its aggregate debit items (primarily receivables from customers and broker-dealers) computed in accordance with Rule 15c3-1. As of March 31, 1998, the Company's broker-dealer subsidiaries had aggregate net capital of $192.5 million, which exceeded the minimum net capital requirements by $178.0 million.

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

Outstanding Subordinated Liabilities

          Legg Mason Wood Walker has incurred subordinated liabilities ("Subordinated Liabilities") which it is permitted to treat as capital for the purposes of the Uniform Net Capital Rule and NYSE Rules 325 and 326. The Subordinated Liabilities instruments issued by Legg Mason Wood Walker provide that such liabilities shall be subordinated in right of payment to the prior payment in full, or provision for such payment, of all obligations to all other present and future creditors of Legg Mason Wood Walker (except for other Subordinated Liabilities similarly subordinated). At March 31, 1998, Legg Mason Wood Walker had a $40.0 million Subordinated Liability outstanding, due to Legg Mason, Inc. The Subordinated Liability may, with the prior written consent of the NYSE, be prepaid in whole or in part at any time after such Subordinated Liability has been outstanding for more than one year. Legg Mason Wood Walker may not pay or permit the payment or withdrawal of any Subordinated Liability if, after giving effect to such payment or withdrawal, its net capital would be less than 5% (6% in the case of the Subordinated Liability due to Legg Mason, Inc.) of aggregate debit items. See Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Report.

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

Fluctuating Securities Volume and Prices

           The securities industry is subject to substantial fluctuations in volume and price levels of securities transactions. These fluctuations can occur on a daily basis as well as over longer periods as a result of national and international economic and political events, and broad trends in business and finance, as well as interest rate movements. Reduced volume and prices generally result in lower brokerage and investment banking revenues, as well as losses from trading as principal and from underwriting. Profitability is adversely affected in periods of reduced volume because fixed costs remain relatively unchanged. To the extent that purchases of securities are permitted to be made on margin, securities firms also are subject to risks inherent in extending credit, especially during periods of rapidly declining markets, in that a market decline could reduce collateral value below the amount of a customer's indebtedness. In the past, heavy trading volume has caused clearance and processing problems for many securities firms, and this could occur in the future. In addition, there is risk of loss from errors that can occur in the execution and settlement process. See "Operations."

Industry Changes and Competitive Factors

           Considerable consolidation has occurred in the securities industry as numerous securities firms have either been acquired by other securities firms or ceased operations, in many cases resulting in firms with greater financial resources than firms such as the Company. In addition, a number of heavily capitalized companies not previously engaged in the securities business have made investments in and acquired securities firms. Increasing competitive pressures in the securities industry require regional securities firms to offer to their customers many of the financial services that are provided by much larger securities firms that have substantially greater resources than the Company. A sizable number of new investment advisory firms and mutual funds have been established in recent years, increasing competition in that area of the Company's activities.

           An increasing number of firms, including affiliates of banks and mutual fund organizations, that offer discount brokerage services to retail customers have been established in recent years. These firms generally effect transactions at substantially lower commission rates on an "execution only" basis, including through the Internet, without offering other services such as investment and financial advice and research that are provided by "full-service" brokerage firms such as the Company. In addition, some discount brokerage firms have increased the range of services that they offer. Continued increases in the number of discount brokerage firms and services provided by such firms may adversely affect the Company.

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

Regulation

           The business of the Company and its subsidiaries in the securities industry is subject to regulation by various regulatory authorities that are charged with protecting the interests of broker-dealers' and investment advisers' customers. See
"Regulation."

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

Item 2.    Properties.

           The Company currently leases all of its office space. The Company's headquarters, Baltimore sales office and operations functions are located in an office building in which the Company is the major tenant, currently occupying approximately 285,000 square feet. The initial term of the lease will expire in 2009 and annual base rent is approximately $6.1 million. The lease has two renewal options of eight years each.

           Information concerning the location of the Company's sales offices is contained in Item 1 of this Report. See Note 9 of Notes to Consolidated Financial Statements in Item 8 of this
Report.

Item 3.    Legal Proceedings.

           Nasdaq Market-Makers Antitrust Litigation

           Legg Mason Wood Walker and approximately thirty other broker-dealer firms have been named as defendants in a number of purported class actions filed in various federal courts alleging violation of federal antitrust laws. The first of these actions was filed in May 1994, and in October 1994 the actions were consolidated in the United States District Court for the Southern District of New York under the caption In re Nasdaq Market-Makers Antitrust Litigation. The consolidated complaint alleges that the defendants violated the antitrust laws by conspiring to raise, fix and maintain the "spreads" on certain securities traded on Nasdaq by refusing to quote bids and asks in so-called "odd-eighths."
The actions purport to be brought on behalf of all persons who purchased or sold these securities on Nasdaq during the approximately five-year period preceding commencement of the litigation. The plaintiffs seek treble damages in an unspecified amount, injunctive relief, and attorneys' fees and costs. The Court has certified a class.

          In December 1997, Legg Mason Wood Walker, together with other defendants in the litigation, entered into a settlement agreement that requires Legg Mason Wood Walker to pay approximately $2.8 million toward a total settlement amount of $900 million for all defendants. The agreement, which has been preliminarily approved by the court, is subject to final approval by the court following the mailing of notice to the plaintiff class and a fairness hearing presently scheduled for September 1998.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

          None.


Item 4A. Executive Officers of the Company.

          Information (not included in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders) regarding certain executive officers of the Company is as follows:

          F. Barry Bilson, age 45, was elected Vice President-Finance of the Company in June 1984. He served as Controller of the Company from October 1983 until September 1988, and as Controller of Legg Mason Wood Walker from April 1981 to September 1988. From December 1978 to March 1981, he was Assistant Controller of the Coatings Division of Dutch Boy, Inc. Mr. Bilson is a certified public accountant.

          Robert G. Donovan, age 53, was elected an Executive Vice President of the Company in January 1998 and of Legg Mason Wood Walker in February 1998. He became a Senior Vice President of Legg Mason Wood Walker in 1990. Mr. Donovan has responsibility for the securities brokerage operations function of Legg Mason Wood Walker. From May 1968 to July 1989, Mr. Donovan was employed by Goldman, Sachs & Co. in various capacities.

          Robert A. Frank, age 48, became Executive Vice President of the Company and Executive Vice President, Director of Research and Co-head of the Capital Markets Committee of Legg Mason Wood Walker in August 1996. From 1975 until he joined the Company, he was employed by Alex. Brown Incorporated in various capacities, including as a Managing Director and Head of the Real Estate Securities Research Group. Mr. Frank is a former Governor of the National Association of Real Estate Investment Trusts, past president of the Real Estate Analyst Group of New York, a Fellow of the Financial Analysts Federation and a trustee of the Mid-Atlantic Realty Trust.

          Theodore S. Kaplan, age 55, became Senior Vice President and General Counsel of the Company in April 1993. From 1970 until he joined the Company, he was engaged in the private practice of law. Prior to 1970, Mr. Kaplan served as an attorney in the Office of the General Counsel and Division of Corporation Finance of the Securities and Exchange Commission.

          Timothy C. Scheve, age 40, has been Executive Vice President of the Company and of Legg Mason Wood Walker since January 1998 and Treasurer of the Company and of Legg Mason Wood Walker since January 1992. He became a Vice President of the Company in August 1993 and a Senior Vice President of Legg Mason Wood Walker in

August 1994. Mr. Scheve has served in various financial and administrative capacities since joining the Company in 1984, and presently has primary responsibility for the Company's administrative functions. Mr. Scheve was a management consultant with Price Waterhouse & Co. prior to joining the Company.

          Andrew M. Silton, age 44, became a Senior Vice President of the Company in May 1998. He has various responsibilities in connection with the Company's investment management activities. From January 1996 until December 1997, Mr. Silton was the President of Trade Street Investment Associates, a registered investment adviser. From April 1994 until December 1997, he was a Senior Vice President of NationsBank Corporation responsible for oversight of asset management and trust operations and, from May 1993 until April 1994, he was the President of Cooperative Ventures, a financial services consulting firm.

          Elisabeth N. Spector, age 50, became a Senior Vice President of the Company and Legg Mason Wood Walker in January 1994. She has general responsibilities in business and financial strategy. From November 1989 until she joined the Company, Ms. Spector was employed by the Resolution Trust Corporation, where, among other things, she served as the initial Director of the RTC's Capital Markets Division. From 1975 to November 1989 she was an investment banker with Merrill Lynch & Co., Inc.

          Edward A. Taber III, age 54, became an Executive Vice President of the Company in September 1992 and a Senior Executive Vice President in July 1995. He has overall responsibility for the Company's investment management activities. From 1973 until he joined the Company, Mr. Taber held various positions with T. Rowe Price Associates, Inc., an investment management firm, last serving as Director of that firm's taxable fixed income division. Prior to 1973, Mr. Taber served as the Treasurer and Chief Financial Officer of the Federal Home Loan Bank of Boston. Mr. Taber is a Director of the Legg Mason Value Trust, Inc., the Legg Mason Total Return Trust, Inc., the Legg Mason Special Investment Trust, Inc. and LM Institutional Fund Advisors I, Inc., Chairman and President of LM Institutional Fund Advisors II, Inc., a trustee of the Legg Mason Tax-Free Income Fund and the Legg Mason Cash Reserve Trust, President of the Legg Mason Income Trust, Inc., President and a director of the Legg Mason Global Trust, Inc. and the Legg Mason Investors Trust, Inc.

PART II

Item 5.	Market for Registrant's Common Equity and Related
        Stockholder Matters.

          Shares of Legg Mason, Inc. common stock are listed and traded on the New York Stock Exchange (symbol LM). As of March 31, 1998, there were 1,847 shareholders of record of the Company's common stock. Information with respect to the Company's dividends and stock prices is as follows:





                                                 Quarter ended*

                                Mar. 31     Dec. 31      Sept. 30      June 30

Fiscal 1998
Cash dividend per share         $  .110     $  .110      $  .110       $  .098
Stock price range:
    High                         63.875      56.313       54.000        40.500
    Low                          46.750      44.938       39.063        31.500

Fiscal 1997
Cash dividend per share         $  .098     $  .098      $  .098       $  .090
Stock price range:
    High                         38.500      29.500       25.500        25.188
    Low                          28.313      23.813       21.000        20.626


* Adjusted to reflect the 4-for-3 stock split paid September 1997.



          On January 16, 1998, in connection with the Company's acquisition of Brandywine Asset Management, Inc. ("Brandywine"), the Company issued an aggregate of 2,574,156 shares of Common Stock to the eighteen former stockholders of Brandywine in exchange for all of the then outstanding shares of Brandywine common stock. The Company also issued an aggregate of 225,836 stock options to purchase Common Stock at exercise prices ranging from $2.46 to $14.61 per share to six Brandywine employees to replace then outstanding Brandywine stock options held by these individuals. The issuances of these securities were deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof.

Item 6.	Selected Financial Data *




(Dollars in thousands except per share amounts)
                                          Years ended March 31,
                       1998       1997         1996        1995        1994
OPERATING RESULTS
Revenues             $  889,060 $  664,601   $  533,343  $   404,234 $  427,009
Expenses                760,681    568,391      468,792      375,959    365,886
Earnings before
   income taxes         128,379     96,210       64,551       28,275     61,123
Income taxes             52,258     39,018       26,270       11,673     23,912

Net earnings         $   76,121 $   57,192   $   38,281  $    16,602 $   37,211
PER COMMON SHARE **
Basic earnings       $     2.80 $     2.24   $     1.73  $       .81 $     1.87
Diluted earnings     $     2.63 $     2.05   $     1.47  $       .73 $     1.54
Dividends declared   $     .428 $     .383   $     .353  $      .323 $     .285
Book value           $    18.17 $    15.71   $    13.09  $     11.28 $    10.90

Average shares outstanding:
     Basic           27,215,479 25,569,128   22,157,031   20,545,003 19,870,331
     Diluted         29,003,334 27,992,706   27,392,748   26,754,938 25,921,010

FINANCIAL CONDITION
Total assets         $2,832,329 $1,886,736   $1,320,820  $   829,538 $  824,154
Senior notes         $   99,628 $   99,581   $   99,534        - -       - -
Subordinated
   liabilities           - -         - -     $   68,000  $   102,487 $  102,487
Total stockholders'
   equity            $  500,095 $  423,039   $  302,189  $   233,061 $  217,883

*  Restated to reflect all pooling of interests transactions.
** Adjusted to reflect all stock splits.



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

          The U.S. financial markets set records for the third consecutive fiscal year. In fiscal 1998, U.S. equity markets achieved record trading volume and price levels, principally because of continuing economic growth, stable interest rates, gains in corporate earnings and modest inflation. As a result, each of the Company's core businesses-securities brokerage, investment advisory and investment banking- contributed to a third consecutive year of record revenues and net earnings. It is uncertain if the favorable conditions experienced in the past three fiscal years will continue in fiscal 1999, or longer.

         The Company's investment advisory activities and their contribution to operating results have grown significantly, through both internal growth and acquisition, over the past ten years. During fiscal 1998, the Company acquired Brandywine Asset Management, Inc. ("Brandywine"), as described in Note 2 of Notes to Consolidated Financial Statements. Brandywine, acquired in January 1998, currently manages approximately $8.2 billion for institutional clients and high net worth individuals.

         During fiscal 1996, the Company acquired Bartlett & Co. ("Bartlett") and Lehman Brothers Global Asset Management Limited, since renamed Western Asset Global Management Limited ("Western Asset Global"), as described in Note 2 of Notes to Consolidated Financial Statements. Bartlett, acquired in January 1996, currently manages approximately $3.1 billion for high net worth individuals, family groups and institutions. Western Asset Global, acquired in February 1996, now manages assets of approximately $1.9 billion, invested principally in international fixed-income securities and currencies.

         Total assets under management for institutions, Company-sponsored mutual funds and private accounts managed by the Company's subsidiaries were $71.0 billion at March 31, 1998, up 62% from $43.8 billion a year earlier and from $6.2 billion ten years ago. Earnings from investment advisory services tend to be more stable than those from securities brokerage and investment banking activities because they are less affected by changes in securities market conditions. Revenues from investment advisory activities now represent 33% of the Company's total revenues, up from 20% five years ago.

         Net interest income continued to be a growing source of earnings, primarily as a result of significant growth in retail brokerage account balances.

         The Company's financial statements for all periods presented have been restated to include the results of Brandywine and Bartlett, both acquired on a pooling of interests basis in January, 1998 and 1996, respectively.

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

RESULTS OF OPERATIONS
          The following table sets forth, for the periods indicated, items in the Consolidated Statements of Earnings as percentages of total revenues and the increase (decrease) by item as a percentage of the amount for the previous period:





                                Percentage of Total Revenues	  Period to Period Change
                                                                1998      1997
                                     Years ended March 31,    Compared  Compared
                                     1998    1997    1996     to 1997   to 1996
REVENUES
  Commissions......................  27.1%   28.6%   31.7%      27.0%     12.3%
  Principal transactions...........   9.8    11.0    12.4       18.5      11.1
  Investment advisory and
   related fees....................  33.3    31.3    30.4       42.0      28.5
  Investment banking...............  10.9    10.8     8.1       34.8      66.3
  Interest.........................  14.3    12.7    10.7       51.3      47.3
  Other............................   4.6     5.6     6.7       10.7       3.4
                                    100.0   100.0   100.0       33.8      24.6

EXPENSES
  Compensation and benefits........  57.5    57.6    58.7       33.6      22.4
  Occupancy and equipment rental...   6.4     6.6     6.9       29.6      18.3
  Communications...................   4.8     4.7     5.3       37.5       9.1
  Floor brokerage and clearing fees   0.6     0.9     1.0       (7.6)     16.8
  Interest.........................   8.3     6.5     4.9       70.0      65.6
  Other............................   8.0     9.2    11.1       15.1       3.7
                                     85.6    85.5    87.9       33.8      21.2

EARNINGS BEFORE INCOME TAXES         14.4    14.5    12.1       33.4      49.0
  Income taxes.....................   5.8     5.9     4.9       33.9      48.5
NET EARNINGS.......................   8.6%    8.6%    7.2%      33.1%     49.4%


          In fiscal 1998, revenues, net earnings and earnings per share reached record levels and were substantially higher than in the prior fiscal year. Revenues were $889.1 million, a 34% increase from revenues of $664.6 million in fiscal 1997. Net earnings were $76.1 million, up 33% from net earnings of $57.2 million in the prior fiscal year. Basic earnings per share increased by 25% to $2.80 from $2.24. Diluted earnings per share increased 28% to $2.63 from $2.05.

Revenues

Commissions

          Commission revenues rose 27% to $241.3 million in fiscal 1998 because of increases in sales of listed and over-the-counter securities, non-affiliated mutual funds and variable annuities.

          In fiscal 1997, commission revenues rose 12% to $190.0 million from levels in fiscal 1996 because of increases in sales of listed securities, variable annuities and non-affiliated mutual funds.

          During both fiscal 1998 and 1997, commission revenues benefited from an active and rising equity market.

Principal Transactions

          Revenues from principal transactions increased 19% to $86.7 million, principally because of increased sales of fixed-income and over-the-counter securities, coupled with a reduction in losses on proprietary positions in energy-related equity securities.

          In fiscal 1997, revenues from principal transactions increased 11% to $73.2 million, primarily as a result of higher sales of over-the-counter and fixed-income securities, partially offset by losses on proprietary positions in energy-related equity securities.

          In fiscal 1998 and 1997, sales of over-the-counter securities benefited from the favorable equity market.

Investment Advisory and Related Fees

          Investment advisory and related fees increased 42% to $295.6 million, and 28% to $208.2 million in fiscal 1998 and 1997, respectively, as a result of growth in assets under management in Company-sponsored equity mutual funds, the Company's fixed-income investment advisory subsidiary and fee-based brokerage accounts. In addition, fiscal 1997 includes a full year of fees earned by Western Asset Global.




              Investment Advisory Revenues and
                   Assets Under Management

The graph here depicts the growth in Assets Under Management and Investment
Advisory and Related Fees Revenue for the five fiscal periods ended
March 31, 1998.




                                   1994      1995      1996      1997       1998

Assets Under Management        $ 16,653  $ 24,561  $ 35,355  $ 43,771   $ 71,041
  (in millions)

Investment Advisory
  and Related Fees             $ 91,020  $117,656  $162,063  $208,243   $295,645
  (in thousands)




Investment Banking

          Investment banking revenues rose 35% to $97.1 million, primarily as a result of increased corporate finance activities, particularly co-managed public offerings of real estate investment trusts.

          In fiscal 1997, investment banking revenues rose 66% to $72.1 million, principally as a result of increased corporate finance activities, particularly co-managed public offerings of energy and real estate investment trust-related securities and financial advisory services.

Other Revenues

          Other revenues rose 11% to $41.0 million as a result of an increase in loan origination fees at the Company's commercial mortgage banking subsidiaries.

          In fiscal 1997, other revenues rose 3% to $37.0 million, principally as a result of higher transaction-related fees, partially offset by a decline in loan origination fees at the Company's commercial mortgage banking subsidiaries.


Expenses

Compensation and Benefits

          Compensation and benefits increased 34% to $511.4 million, and 22% to $382.9 million in fiscal 1998 and 1997, respectively, reflecting higher sales and profitability-based compensation and personnel additions in sales, product and support areas.

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

Occupancy and Equipment Rental

          Occupancy and equipment rental increased 30% to $56.7 million because of higher depreciation expense from continued investments in technology and additional costs related to the Company's relocation of its corporate headquarters, completed in February 1998.

          In fiscal 1997, occupancy and equipment rental increased 18% to $43.8 million because of higher depreciation expense related to increased investments in technology, higher transaction volume processed by the Company's data processing service bureau and the addition of expenses of Western Asset Global.

Communications

          Communications costs increased 38% to $42.7 million as a result of expansion of the Company's data network and higher business volume which gave rise to increased costs for printed materials, quote services, postage and telephone usage.

          In fiscal 1997, communications costs increased 9% to $31.1 million, primarily because of higher printing and office supply expense as a result of increased business activity and the addition of expenses of Western Asset Global.

Floor Brokerage and Clearing Fees

          Despite increased trading volume, floor brokerage and clearing fees declined 8% to $5.5 million, reflecting lower execution costs from more efficient order routing.

          In fiscal 1997, floor brokerage and clearing fees increased 17% to $5.9 million, reflecting an increase in securities transaction volume.

Other Expenses

          Other expenses increased 15% to $70.6 million, attributable to higher promotional and litigation-related expenses.

          In fiscal 1997, other expenses increased 4% to $61.3 million, attributable to increased promotional and consulting expenses and the addition of expenses of Western Asset Global, offset in part by lower litigation-related expenses.

Interest Revenue and Expense

          Interest revenue increased 51% to $127.3 million, and 47% to $84.1 million in fiscal 1998 and 1997, respectively, because of larger firm investments, predominantly funds segregated for regulatory purposes and customer margin account and conduit stock loan balances.

          Interest expense increased 70% to $73.7 million, and 66% to $43.4 million in fiscal 1998 and 1997, respectively, because of larger interest-bearing customer credit and conduit stock loan balances.

          In addition, fiscal 1997 included a full year of debt service related to $100 million of 6.50% Senior Notes issued in February 1996, which was partially offset by elimination of debt service on the Company's 5.25% Convertible Subordinated Debentures. The 5.25% debentures were converted into common stock in August 1996.

          As a result of significantly higher levels of interest-bearing customer credit balances, the Company's net interest margin fell to 42.1% in fiscal 1998 from 48.5% in fiscal 1997.



                          Interest Revenue and Expense
                            (thousands of dollars)

The graph here depicts Interest Revenue and Interest Expense for the five fiscal periods ended March 31, 1998.



                                     1994      1995      1996     1997      1998
Interest Revenue                 $ 30,343  $ 39,728  $ 57,125 $ 84,129  $127,268

Interest Expense                 $ 15,493  $ 17,249  $ 26,187 $ 43,364  $ 73,706


Income Taxes

          Income taxes rose 34% to $52.3 million in fiscal 1998 and 49% to $39.0 million in fiscal 1997, principally because of increases in pre-tax earnings. The Company's effective tax rate was 40.7%, 40.6% and 40.7% in fiscal 1998, 1997 and 1996, respectively.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's assets are primarily liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed primarily by free credit balances, equity capital, senior notes, bank lines of credit, and other payables.

         During the fiscal year ended March 31, 1998, cash and cash equivalents increased $55.1 million. Cash flows from operating activities of $98.1 million were attributable to fiscal
1998 net earnings, adjusted for depreciation and amortization. The
Company invested cash of $42.6 million, primarily in purchases of computer equipment and leasehold improvements. Cash flows from financing activities utilized $.4 million as increased dividends on common stock were substantially offset by common stock issuances.

         In July 1996, the Company called for redemption the $68.0 million aggregate principal amount outstanding of its 5.25%
Convertible Subordinated Debentures due May 1, 2003. Substantially all holders converted their 5.25% debentures into common stock.





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

         The Company's broker-dealer subsidiaries are subject to the requirements of the Securities and Exchange Commission's
Uniform Net Capital Rule which is designed to measure the general financial soundness and liquidity of broker-dealers. At March 31, 1998, the brokerage subsidiaries had aggregate net capital of $192.5 million, which exceeded minimum net capital requirements by $178.0 million.



                              Regulatory Net Capital
                                (in thousands)

The graph here depicts Regulatory Net Capital at 3/31/98.

Required Net Capital                                    $ 14,472
Excess Net Capital                                      $177,995
Total Net Capital                                       $192,467





          The principal sources of the Company's funds are its investment advisory and broker-dealer subsidiaries. The amount of the broker-dealers' net assets that may be distributed is subject to restrictions under applicable net capital rules. The Company has a revolving bank line of credit in the amount of $50 million, none of which is currently outstanding, and the Company's subsidiaries have lines of credit, aggregating $297.5 million, pursuant to which they may borrow on a short-term demand basis generally at prevailing broker call rates. Management believes that funds available from operations and its lines of credit are sufficient to meet its present and reasonably foreseeable capital needs, although the Company may augment its capital funds for continued expansion by internal growth and acquisition.

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

Year 2000

         The Year 2000 issue affects the ability of computer systems to correctly process dates after December 31, 1999. The Company has evaluated its internal and third party software, as well as its service providers' computer systems, for their ability to accurately process in the next millennium. The Company has identified and assessed those computer systems and processes that require modification and is utilizing both internal and external resources to make the necessary modifications. In addition to internal testing, the Company will actively participate in systems testing among securities brokerage firms, securities exchanges, clearing organizations, and other vendors.

         In November 1997, the Company converted its securities brokerage processing system to a vendor that is the principal service provider of this type to the securities brokerage industry. The vendor has substantially completed the necessary coding modifications with user testing to begin in the Summer of 1998. Confirmation has been received from the vendor that its modification and testing plan is on schedule for Year 2000 compliance. The Company is pursuing similar confirmation from its other vendors and service providers.

         The Company believes that the costs associated with modifications for internal systems will not be material to the Company's financial statements. However, the Company could be adversely affected if other organizations, including those mentioned above, are unsuccessful in completing the required Year 2000 system modifications.

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


RECENT ACCOUNTING DEVELOPMENTS

          In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. Statement No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires the disclosure of an amount that represents total comprehensive income and the components of comprehensive income in a financial statement.

          In June 1997, Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued and is effective for financial statements for periods beginning after December 15, 1997. Statement No. 131 establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed in both annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

          The impact of adoption of Statements No. 130 and No. 131 will have a financial statement disclosure impact only and will not have a material affect on the Company's financial statements.

Item 8.		Financial Statements and Supplementary Data.


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders, Legg Mason, Inc.

          We have audited the accompanying consolidated statements of financial condition of Legg Mason, Inc. and Subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Legg Mason, Inc. and Subsidiaries as of March 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.



                                        /s/ COOPERS & LYBRAND L.L.P.
Baltimore, Maryland
May 4, 1998

CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands except per share amounts)


                                                     Years ended March 31,
                                            1998            1997           1996
REVENUES
  Commissions                           $241,284        $189,980       $169,181
  Principal transactions                  86,748          73,181         65,870
  Investment advisory and related fees   295,645         208,243        162,063
  Investment banking                      97,138          72,062         43,328
  Interest                               127,268          84,129         57,125
  Other                                   40,977          37,006         35,776

                                         889,060         664,601        533,343
EXPENSES
  Compensation and benefits              511,413         382,909        312,870
  Occupancy and equipment rental          56,740          43,793         37,016
  Communications                          42,726          31,067         28,472
  Floor brokerage and clearing fees        5,464           5,912          5,063
  Interest                                73,706          43,364         26,187
  Other                                   70,632          61,346         59,184

                                         760,681         568,391        468,792

EARNINGS BEFORE INCOME TAXES             128,379          96,210         64,551
  Income taxes                            52,258          39,018         26,270
NET EARNINGS                            $ 76,121        $ 57,192       $ 38,281

EARNINGS PER COMMON SHARE
  Basic                                    $2.80           $2.24          $1.73
  Diluted                                  $2.63           $2.05          $1.47

See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)
                                                                 March 31,
                                                            1998          1997
ASSETS
  Cash and cash equivalents                           $  206,245     $  151,188
  Cash and securities segregated for
     regulatory purposes                                 921,606        442,305
  Resale agreements                                      175,623        132,800
  Receivable from customers                              713,391        534,018
  Securities borrowed                                    448,453        263,612
  Securities owned, at market value                       81,457         78,862
  Investment securities, at market value                  30,853         66,983
  Equipment and leasehold improvements, net               51,991         36,584
  Intangible assets, net                                  61,304         61,423
  Other                                                  141,406        118,961

                                                      $2,832,329     $1,886,736

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Payable to customers                                $1,562,997     $  960,646
  Payable to brokers and dealers                           5,284          7,112
  Securities loaned                                      453,030        250,804
  Short-term borrowings                                   13,880         13,900
  Securities sold, but not yet purchased,
    at market value                                       14,132         12,507
  Accrued compensation                                    97,912         60,432
  Other                                                   85,371         58,715
  Senior notes                                            99,628         99,581

                                                       2,332,234      1,463,697
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, par value $.10; authorized
    100,000,000 shares; issued 27,524,880
    shares in 1998 and 20,845,592 in 1997                  2,753          2,085
  Additional paid-in capital                             203,133        194,044
  Retained earnings                                      293,263        226,677
  Net unrealized appreciation on
    investment securities                                    946            233

                                                         500,095        423,039

                                                      $2,832,329     $1,886,736

See notes to consolidated financial statements.





CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands except share amounts)

                                                                         Net Unrealized
                                                 Additional               Appreciation       Total
                               Common Stock        Paid-in    Retained    on Investment    Stockholders
                              Shares     Amount    Capital    Earnings      Securities       Equity

Balance March 31, 1995,
  as previously reported  13,574,138     $1,357    $83,328    $145,414          $358         $230,457

Adjustments for pooling
  of interests             2,574,156        258      1,125       1,221                          2,604

Balance March 31, 1995,
  restated                16,148,294     $1,615    $84,453    $146,635          $358         $233,061

Issuance of common stock     227,187         23      3,864                                      3,887
Conversion of
 subordinated debentures   1,582,168        158     33,768                                     33,926
Dividends declared
 ($.353 per share)*                                            (6,557)                         (6,557)
Net unrealized loss
 on investment securities                                                        (48)             (48)
Adjustments of pooled entities                        (18)       (343)                           (361)
Net earnings                                                   38,281                          38,281

Balance March 31, 1996    17,957,649     $1,796  $122,067    $178,016           $310         $302,189

Issuance of common stock     253,428         25     4,951                                       4,976
Conversion of
 subordinated debentures   2,634,515        264    66,906                                      67,170
Dividends declared
 ($.383 per share)*                                           (8,939)                          (8,939)
Net unrealized loss
 on investment securities                                                        (77)             (77)
Adjustments of pooled entity                          120        408                              528
Net earnings                                                  57,192                           57,192

Balance March 31, 1997    20,845,592     $2,085  $194,044   $226,677            $233         $423,039

Issuance of common stock     524,061         52     9,725                                       9,777
4-for-3 stock split        6,155,227        616      (636)                                        (20)
Dividends declared
 ($.428 per share)*                                         (10,847)                          (10,847)
Net unrealized gain
 on investment securities                                                        713              713
Adjustment to conform fiscal
 year of pooled entity                                         920                                920
Adjustments of pooled entity                                   392                                392
Net earnings                                                76,121                             76,121

Balance March 31, 1998    27,524,880     $2,753  $203,133 $293,263              $946         $500,095

* Adjusted to reflect the 4-for-3 stock split paid September 1997.

  See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
                                                         Years ended March 31,
                                                       1998         1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                     $ 76,121     $ 57,192   $ 38,281
    Noncash items included in earnings:
      Depreciation and amortization                  21,986       17,422     14,439
      Adjustments of pooled entities                  1,058          688        183
    Adjustment to conform fiscal year of
        pooled entity                                   920
    Deferred income taxes                            (7,712)      (3,417)    (2,978)
 (Increase) decrease in assets
       excluding acquisition:
    Cash and securities segregated for
       regulatory purposes                         (479,301)    (273,446)  (137,831)
    Receivable from customers                      (179,373)    (130,724)   (89,595)
    Securities borrowed                            (184,841)     (67,043)   (76,167)
    Securities owned                                 (2,595)       5,357    (32,329)
    Other                                           (16,087)     (34,956)   (16,376)

  Increase (decrease) in liabilities
        excluding acquisition:

    Payable to customers                            602,351      395,948    242,063
    Payable to brokers and dealers                   (1,828)       3,258        (75)
    Securities loaned                               202,226       79,975     66,525
    Securities sold, but not yet purchased            1,625        1,814      4,331
    Accrued compensation                             37,480       17,305     25,812
    Other                                            26,053       10,559     14,086

CASH PROVIDED BY OPERATING ACTIVITIES                98,083       79,932     50,369

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for:
    Equipment and leasehold improvements            (31,687)     (19,390)   (13,081)
    Intangible assets                                (5,587)        (653)      (389)
    Acquisition, net of cash acquired                                        (2,674)
  Sale of property                                                 6,154
  Net increase in resale agreements                 (42,823)     (24,387)   (44,453)
  Purchases of investment securities               (149,745)    (178,858)   (86,534)
  Proceeds from sales and maturities of
    investment securities                           187,256      195,196     22,933

CASH USED FOR INVESTING ACTIVITIES                  (42,586)     (21,938)  (124,198)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in short-term borrowings      (20)       6,746      6,349
  Repayment of subordinated liabilities                              (29)       (69)
  Issuance of senior notes                                                   99,528
  Issuance of common stock                            9,777        4,976      3,887
  Dividends paid                                    (10,197)      (8,412)    (6,058)

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES       (440)       3,281    103,637

NET INCREASE IN CASH AND CASH EQUIVALENTS            55,057       61,275     29,808
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR      151,188       89,913     60,105

CASH AND CASH EQUIVALENTS AT END OF YEAR           $206,245     $151,188    $89,913

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

         The consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The consolidated financial statements have been restated to reflect the business combinations (as described in Note 2) accounted for as pooling of interests. Where appropriate, prior years' financial statements have been reclassified to conform with the 1998 presentation.

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

Resale Agreements

         The Company invests in short-term resale agreements collateralized by U.S. government and agency securities. Resale agreements are accounted for as collateralized financings. It is the policy of the Company to obtain possession of collateral with a market value in excess of the principal amount loaned. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral when appropriate.

Resale agreements are carried at the amounts at which the securities will be subsequently resold as specified in the respective agreements, plus accrued interest.

Securities

         Securities transactions are recorded on a settlement date basis which does not differ materially from a trade date basis. Commission revenues and related expenses for unsettled transactions are recorded on a trade date basis. Securities owned and securities sold, but not yet purchased by the Company's broker-dealer subsidiaries, both for trading and investing, are valued at market and resulting unrealized gains and losses are reflected in earnings. Market values are determined based on quoted market, dealer prices or pricing models. Investment securities of the Parent and its non-broker-dealer subsidiaries held as available-for-sale are valued at market and resulting unrealized gains and losses are reflected in stockholders' equity.

Securities Lending

         Securities borrowed and loaned are accounted for as collateralized financings and recorded at the amount of collateral advanced or received. Securities borrowed transactions require the Company to deposit cash or other collateral with the lender. The Company generally receives collateral in the form of cash for securities loaned. The fee received or paid by the Company is recorded as interest revenue or expense. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded, as necessary.

Depreciation and Amortization

         Equipment and leasehold improvements are reported at cost, net of accumulated depreciation and amortization of $49,874 and $43,951 at March 31, 1998 and 1997, respectively.

         Depreciation and amortization are determined by use of the straight line method over the estimated useful life of the asset or the remaining life of the lease. Maintenance and repair costs are expensed as incurred.

Intangible Assets

         Intangible assets consist principally of goodwill, asset management and mortgage servicing contracts, attributable to business combinations and are reported at cost net of accumulated amortization. Intangibles are amortized using straight line and accelerated methods over periods not exceeding forty years. Accumulated amortization at March 31, 1998 and 1997 was $54,209 and $54,726, respectively.

         The Company periodically reviews its accounting for goodwill and other intangible assets, considering such factors as historical profitability and projected operating cash flows, to determine that the assets are realizable and the amortization periods are appropriate.

Fair Value of Financial Instruments

         At March 31, 1998 and 1997, substantially all financial instruments are carried at fair value or amounts which approximate fair value. Fair values of senior notes are disclosed in Note 7.

Investment Advisory and Related Fees

         The Company earns investment advisory fees on assets in accounts managed by its subsidiaries, distribution fees on assets in the Company's proprietary mutual funds and asset-based fees on various types of single-fee brokerage accounts. Revenues from investment advisory and related activities are accrued over the period in which services are performed.

Earnings Per Share

         Effective in fiscal 1998, earnings per common share ("EPS") are computed in accordance with Financial Accounting Standards Board Statement No.128. Under Statement No. 128, basic and diluted EPS replace primary and fully diluted EPS. Accordingly, all periods presented have been restated to conform to the provisions of Statement No. 128. Basic EPS is calculated by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of potential common shares.

         The following table presents the computations of basic and diluted EPS:

                                                 Years ended March 31,
  (shares in thousands)                    1998           1997           1996
Weighted-average common
   shares outstanding............        27,215         25,569         22,157

Potential common shares:
   Employee stock options........         1,764          1,245            925
Shares issuable upon
   conversion of
   debentures....................            24          1,179          4,311

Total weighted-average
   diluted common shares                 29,003         27,993         27,393

Net earnings.....................       $76,121        $57,192        $38,281
Interest expense on
   convertible debentures, net...            18            153          1,955

Net earnings applicable to
   diluted common shares.........       $76,139        $57,345        $40,236

Basic EPS........................       $  2.80        $  2.24        $  1.73
Diluted EPS......................       $  2.63        $  2.05        $  1.47


         At March 31, 1997 and 1996, options to purchase 15,731 and 4,666 shares, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average price of the common shares for the period.

2.  Business Combinations

         The Company acquired Brandywine Asset Management, Inc. ("Brandywine") and Bartlett & Co. ("Bartlett") in January, 1998 and 1996, respectively. Brandywine provides investment management services for predominantly equity accounts for institutions and high net worth individuals. Bartlett is an investment management firm that manages equity, fixed income, and balanced accounts for high net worth individuals and institutions.

         The Company issued 2,574,156 shares and 1,765,455 shares of its common stock to acquire Brandywine and Bartlett, respectively, in transactions accounted for as pooling of interests. Additionally, under the terms of the acquisition agreement with Brandywine, 225,836 stock options were granted to certain employees of Brandywine to replace outstanding Brandywine stock options. The consolidated financial statements have been restated to include the accounts of Brandywine and Bartlett for all periods presented. In order to conform to the Company's fiscal year, Brandywine's operating profit of $920 for the quarter ended March 31, 1997 was reflected as an adjustment to retained earnings. The acquisitions were not material to the Company's financial statements.

         On February 13, 1996, the Company acquired Lehman Brothers Global Asset Management Limited (since renamed Western Asset Global Management Limited), an investment management firm that specializes in international fixed-income and currency management. The acquisition, which was not material to the Company's financial statements, was accounted for under the purchase method of accounting. Accordingly, the results of operations have been included from the date of acquisition.

3.  Receivable from and Payable to Customers

         Receivable from and payable to customers represent balances arising from cash and margin transactions. Securities owned by customers are held as collateral for the receivable balances. Included in payable to customers are free credit balances of approximately $1,447,286 as of March 31, 1998, and $867,413 as of March 31, 1997. The Company pays interest on certain customer free credit balances held for investment purposes.

4.  Securities, at Market

         Securities positions consist of the following at March 31:

                                                           Securities owned
                                                           1998         1997
U.S. government and federal agencies......              $18,757      $22,564
State and municipal bonds.................               36,342       27,228
Corporate debt and equity.................               26,358       29,070

                                                        $81,457      $78,862

                                                           Securities sold,
                                                       but not yet purchased
                                                           1998         1997
U.S. government and federal agencies......              $ 4,073      $ 6,568
State and municipal bonds.................                1,570          324
Corporate debt and equity.................                8,489        5,615

                                                        $14,132      $12,507




5.  Investment Securities

         The Company's investment securities, including the type and maturity range for available-for-sale securities, are as follows:

                                                 March 31, 1998


                                   Cost/     Gross         Gross           Fair
                                amortized  unrealized    unrealized       market
                                   cost      gains         losses          value

Non-broker-dealer:
Corporate debt:
 within one year............     $ 1,998                   $   (5)      $ 1,993
U.S. governments:
 within one year............         697                       (1)          696
 one to five years..........       1,107    $    1             (2)        1,106
Equities....................       8,348     2,363           (572)       10,139

                                 $12,150    $2,364          $(580)      $13,934

Broker-dealer...............                                             16,919

                                                                        $30,853

                                                   March 31, 1997


                                  Cost/      Gross        Gross           Fair
                               amortized  unrealized    unrealized       Market
                                  cost      gains         losses          value

Non-broker-dealer:
Corporate debt:
 within one year............     $ 8,954                     $ (60)      $ 8,894
 one to five years..........       1,997                        (6)        1,991
U.S. governments:
 within one year............      41,121                       (10)       41,111
Equities....................       2,050      $635            (156)        2,529

                                 $54,122      $635           $(232)      $54,525

Broker-dealer...............                                              12,458

                                                                         $66,983

The proceeds and gross realized gains (losses) from the sale of available-for-sale securities are as follows:


                                                Years ended March 31,
                                          1998          1997          1996
Proceeds.....................         $187,256      $195,196       $22,546
Gross realized gains.........              260             1           ---
Gross realized losses........              (25)          ---           ---


6. Short-Term Borrowings

         Short-term borrowings consist of loans from banks totaling $13,880 and $13,900 at March 31, 1998 and 1997, respectively.

         The Company's subsidiaries have secured and unsecured bank lines of credit totaling $297,500 that are generally subject to termination at either party's discretion. At March 31, 1998 and 1997, the subsidiaries had $13,880 and $500, respectively, outstanding under these agreements which bear interest at weighted average rates of 7.71% and 8.25%, respectively. The borrowings were collateralized by assets with market values of $19,048 at March 31, 1998 and $7,768 at March 31, 1997.

         Together with certain subsidiaries, the Parent has jointly entered into revolving credit agreements which permit it to borrow up to $55,000, generally repayable within 30 days. At March 31, 1998, there were no borrowings outstanding under these agreements. At March 31,1997, the Company had $13,400 outstanding under these agreements which bear interest at 6.25%. The borrowings were collateralized by securities with a market value of $14,500 at March 31, 1997.

         In addition, the Parent has a revolving credit agreement that permits it to borrow up to $50,000, repayable generally over two years, at floating rates. Under the terms of the agreement, the Company is required, among other things, to maintain consolidated net worth plus subordinated liabilities of not less than $339,047 plus 50% of consolidated annual net earnings subsequent to March 31, 1998.

         Interest payments were $73,406 in 1998, $45,072 in 1997 and $25,553 in 1996.

7. Senior Notes

         In February 1996, the Company issued $100 million principal amount of senior notes due February 15, 2006, which bear interest at 6.5%. The notes were sold at a discount to yield 6.57%. The fair value of the senior notes, estimated using current market prices, was $98,958 and $92,375 at March 31, 1998 and 1997, respectively. The Company has available for offering an additional $50 million of debt or convertible debt securities pursuant to a shelf registration filed in January 1996.

8. Subordinated Liabilities

         During fiscal 1997, the Company called for redemption the full principal amount outstanding of its 5.25% Convertible Subordinated Debentures. Substantially all holders converted their debentures into 51.68 shares of common stock for each one thousand dollars of principal amount of the debentures (based on the conversion price of $19.35 per share of common stock), with cash paid in lieu of fractional shares.

9. Commitments and Contingencies

         The Company leases office facilities and equipment under non-cancelable operating leases and also has multi-year agreements for data processing and other services. These leases and service agreements expire on varying dates through 2011. Certain leases provide for renewal options and contain escalation clauses providing for increased rentals. As of March 31, 1998, the minimum annual aggregate rentals are as follows:

1999.................................................. $36,110
2000.................................................. 	33,251
2001.................................................. 	26,167
2002.................................................. 	22,978
2003..................................................  17,253
Thereafter............................................  51,224

                                                     $ 186,983

         Total rental expense, including cancelable equipment leases, was $37,908, $30,050, and $26,908 for 1998, 1997 and 1996,
respectively.

         The Company enters into when-issued and underwriting commitments. Had the open transactions relating to these commitments as of March 31, 1998 been closed, the effect on the consolidated financial statements of the Company would not have been material.

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

10. Income Taxes

         The Company and its subsidiaries file a consolidated federal income tax return. The provision for income taxes consists of:

                                                  1998         1997        1996
Federal......................                  $43,162      $31,823     $21,034
State and local..............                    9,096        7,195       5,236

                                               $52,258      $39,018     $26,270

Current......................                  $59,970      $42,435     $29,248
Deferred.....................                   (7,712)      (3,417)     (2,978)

                                               $52,258      $39,018     $26,270

         A reconciliation of the difference between the effective income tax rate and the statutory federal income tax rate follows:

                                               1998          1997          1996
Taxes at statutory rates.............          35.0%         35.0%         35.0%
State income taxes, net of
  federal income tax benefit.........           4.6           4.9           5.3
Tax-exempt interest income, net......          (0.5)         (0.6)         (0.8)
Other, net...........................           1.6           1.3           1.2

Effective income tax rates...........          40.7%         40.6%         40.7%


         Components of the Company's deferred tax assets and liabilities, included in other assets and other liabilities, are as follows:

                                                         1998            1997
Deferred tax assets:
Accrued compensation and
  benefits......................                      $18,556         $11,973
Accrued expenses................                        4,247           2,761
Operating loss carryforwards....                          731             771
Amortization of leasehold
improvements....................                        1,479           1,256
Other...........................                        2,208           2,212
Valuation allowance.............                       (1,039)         (1,071)

                                                      $26,182         $17,902

Deferred tax liabilities:
Depreciation....................                      $ 1,971         $ 1,667
Deferred expenses...............                        1,126           1,184
Deferred income.................                        1,229             907
Other...........................                          148             148

                                                      $ 4,474         $ 3,906

         At March 31, 1998 and 1997, the deferred tax valuation allowance was primarily for benefits related to net operating losses which expire from 2004 to 2013.

         Income tax payments were $56,019 in 1998, $45,054 in 1997 and $24,792 in 1996.

11. Employee Benefits

         The Company, through its subsidiaries, maintains various defined contribution plans covering substantially all employees.
Discretionary contributions charged to operations amounted to $17,155, $12,144 and $8,112 in 1998, 1997 and 1996, respectively.
In addition, employees can make voluntary contributions under certain plans.

12. Capital Stock

         At March 31, 1998, the authorized numbers of common and preferred shares were 100,000,000 and 4,000,000, respectively. In addition, at March 31, 1998 and 1997, there were 5,732,216 and 6,313,455 shares of common stock, respectively, reserved for issuance under the Company's stock option plans.

         On September 24, 1997, the Company paid a 4-for-3 stock split to shareholders of record on September 8, 1997. All references in the consolidated financial statements to the number of common shares and per share amounts have been adjusted retroactively to reflect the 4-for-3 stock split, except for the number of issued common shares presented in the consolidated financial statements.


13. Stock Plans


         Options under the Company's employee stock option plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in 20% or 25% increments over 4 to 5 years and expire within 5 to 10 years from the date of grant.

         At March 31, 1998, 4,000,000 shares were authorized to be issued under the Company's employee stock option plans.
Transactions under the plans during the three years ending March
31, 1998 are summarized below:


                                                Weighted
                                                average
                                 Number of      exercise
                                  shares         price

Options outstanding
 at March 31, 1995.............  2,168,517       $12.19
Granted........................    647,561       $19.21
Exercised......................	  (285,987)      $10.18
Canceled.......................	   (31,140)      $13.58

Options outstanding
 at March 31, 1996.............  2,498,951       $14.22
Granted........................    551,545       $21.94
Exercised......................	  (263,086)      $12.11
Canceled.......................	   (44,102)      $19.33

Options outstanding
 at March 31, 1997.............  2,743,308       $15.89
Granted........................    684,021       $41.08
Exercised......................	  (488,413)      $13.29
Canceled.......................	   (58,236)      $22.44

Options outstanding
 at March 31, 1998.............  2,880,680       $22.18


         The following information summarizes the Company's stock options outstanding at March 31, 1998:

                                                Weighted          Weighted
                          Option                average            average
Exercise                  shares                exercise       remaining life
price range             outstanding              price           (in years)

$ 2.46-$  9.99....         383,795              $ 7.51               2.3
$10.00-$ 19.99....         922,459              $15.05               5.5
$20.00-$ 29.99....         886,339              $21.48               2.9
$30.00-$ 43.56....         688,087              $40.82               6.0


         At March 31, 1998, 1997 and 1996, options were exercisable on 1,232,373, 1,080,361, and 944,168 shares, respectively, and the weighted average exercise prices were $13.77, $12.93 and $11.33, respectively.

         The following information summarizes the Company's stock options exercisable at March 31, 1998:


                                                               Weighted
                                          Option                average
Exercise                                  shares               exercise
price range                             exercisable              price

$ 2.46-$ 9.99............                 383,795                 $ 7.51
$10.00-$19.99............                 609,201                 $14.67
$20.00-$29.99............                 235,903                 $21.38
$30.00-$43.56............                   3,474                 $31.18


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


                               1998             1997             1996
NET EARNINGS
 As reported............    $76,121           $57,192         $38,281
 Pro forma..............    $73,225           $56,398         $37,862
EARNINGS PER SHARE
 As reported:
  Basic................       $2.80             $2.24           $1.73
  Diluted..............       $2.63             $2.05           $1.47
 Pro forma:
  Basic................       $2.69             $2.21           $1.71
  Diluted..............       $2.53             $2.02           $1.45


         The weighted-average fair value of stock options granted in fiscal 1998, 1997 and 1996, using the Black-Scholes option-pricing model, was $11.00, $7.30 and $7.86 per option share, respectively. The following weighted-average assumptions were used in the model for grants in fiscal 1998, 1997 and 1996, respectively: expected dividend yield of 1.55%, 1.85% and 1.72%; risk-free interest rate of 6.06%, 6.58% and 6.21%; expected volatility of 21.99%, 21.62% and 25.98%; and expected lives of
4.90 years, 4.37 years and 4.85 years.

         Pro forma compensation expense associated with option grants is recognized over the vesting period. The initial impact of applying Statement No. 123 is not representative of the potential impact on pro forma net earnings for future years, which will include compensation expense related to vesting of fiscal 1996, 1997, 1998 and subsequent grants.

         The Company has also adopted the "Legg Mason 1988 Non-Employee Director Option Plan." Options granted under the plan are immediately exercisable at a price equal to the fair market value of the shares on the date of grant. Options issuable under the plan, limited to 233,333 shares in aggregate, have a term of not more than ten years from the date of grant. At March 31, 1998, options on 163,960 shares have been granted, of which 131,635 are currently outstanding.

         The Company has an Employee Stock Purchase Plan covering substantially all employees. Shares of common stock are purchased in the open market on behalf of participating employees, subject to a 2,166,667 total share limit under the plan. Purchases are made through payroll deductions with the Company matching 5% of the employees' contributions. Charges to earnings were not significant with respect to this plan.

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

         The Company extends credit to customers, collateralized by cash and securities, and subject to regulatory and internal requirements. Customer margin transactions include sales of securities, not yet purchased, option contracts and commodity futures contracts. The Company continually monitors margin requirements and requests customers to deposit additional collateral or reduce positions when necessary. Such transactions expose the Company to risk in the event that margin requirements are insufficient to fully cover customer losses.

         The Company borrows and lends securities to finance transactions and facilitate the settlement process, utilizing both firm proprietary positions and customer margin securities held as collateral. In addition, the Company engages in conduit securities borrowing and lending activities in which it acts as an agent to facilitate settlement for other institutions. In both firm and conduit transactions, the Company deposits or receives cash generally equal to 102% of the market value of the securities exchanged and monitors the adequacy of collateral levels on a daily basis. The Company periodically borrows from banks on a collateralized basis, utilizing firm and customer margin securities in compliance with Securities and Exchange Commission rules. Should the counterparty fail to return customer securities pledged, the Company is subject to the risk of acquiring the securities at prevailing market prices in order to satisfy its customer obligations. The Company sells securities it does not currently own and is obligated to subsequently purchase such securities at prevailing market prices. The Company is exposed to risk of loss if securities prices increase prior to closing the transactions.

15. Regulatory Requirements

         The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. The rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of March 31, 1998, the broker-dealer subsidiaries had aggregate net capital, as defined, of $192,467 which exceeded required net capital by $177,995.

         The Company's principal broker-dealer subsidiary must maintain a separate account for the exclusive benefit of customers in accordance with Securities and Exchange Commission Rule 15c3-3, as determined by periodic computations. The rule allows the broker-dealer to maintain the required amounts in cash or qualified securities.

16. Business Segment Information

         The Company, through its subsidiaries, operates predominantly in a single business segment the securities industry. Within this segment, the Company is primarily engaged in securities brokerage, investment advisory and investment banking activities.

QUARTERLY FINANCIAL DATA *
(Dollars in thousands except per share amounts)
(Unaudited)

                                            	  Quarter ended
1998                           Mar. 31     Dec. 31     Sept. 30      June 30

Revenues                      $246,345    $235,212     $220,923     $186,580
Expenses                       207,182     206,602      188,059      158,838

Earnings before income taxes    39,163      28,610       32,864       27,742
Income taxes                    15,642      11,574       13,559       11,483
Net earnings                  $ 23,521    $ 17,036     $ 19,305     $ 16,259

Earnings per share: **
   Basic                      $    .86    $    .63     $    .71     $    .60
   Diluted                         .80         .59          .67          .57

1997                           Mar. 31     Dec. 31     Sept. 30      June 30

Revenues                      $182,533    $173,490     $153,517     $155,061
Expenses                       157,699     147,751      130,105      132,836

Earnings before income taxes    24,834      25,739       23,412       22,225
Income taxes                    10,163      10,297        9,375        9,183

Net earnings                  $ 14,671    $ 15,442     $ 14,037     $ 13,042

Earnings per share: **
   Basic                      $   .55     $    .58     $    .55     $    .56
   Diluted                        .51          .55          .50          .49

*  Restated to reflect pooling of interests transaction.
** Adjusted to reflect the 4-for-3 stock split paid September 1997.


Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

          None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information required by this item is contained under the caption "Election of Directors" on pages 1 through 3 of the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders and the caption "Compliance With Section 16(a) of the Securities Exchange Act of 1934" on page 12 of such proxy statement. Such information is incorporated herein by reference to the proxy statement. See Part I, Item 4A of this Report for information regarding certain executive officers of the Company.

Item 11. Executive Compensation.

         The information required by this item is contained under the caption "Executive Compensation" on pages 6 and 7 of the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders. Such information is incorporated herein by reference to the proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

         The information required by this item is contained under the caption "Security Ownership of Management and Principal Stockholders" on page 5 of the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders. Such information is incorporated herein by reference to the proxy statement.

Item 13. Certain Relationships and Related Transactions.

         The information required by this item is contained under the caption "Certain Transactions" on page 11 of the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders. Such information is incorporated herein by reference to the proxy statement.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

          (a)     Documents filed as a part of the report:

          1. The following consolidated financial statements are included in Item 8 of this Report:

                                                         Page Number in
                                                           this Report

                   Report of Independent Accountants          32

                   Consolidated Statements of Earnings        33

                   Consolidated Statements of Financial
                       Condition                              34

                   Consolidated Statements of Changes in
                       Stockholders' Equity                   35

                   Consolidated Statements of Cash Flows      36

                   Notes to Consolidated Financial
                       Statements                           37-50

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

                4 The Company hereby agrees, pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, to furnish to the Commission upon request a copy of each instrument with respect to the rights of holders of long-term debt of the Company or its subsidiaries.

              10.1 Legg Mason, Inc. 1981 Incentive Stock Option Plan, as amended through June 2, 1988 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended March 31, 1988)*

              10.2     	Legg Mason, Inc. 1998 Stock Option Plan For
                        Non-Employee Directors, filed herewith*

              10.3      Legg Mason Wood Walker, Incorporated
                        Deferred Compensation/Phantom Stock Plan
                        (incorporated by reference to Registration
                        No. 33-28609 on Form S-8)*

              10.4     	Legg Mason, Inc. 1991 Omnibus Long-Term
                        Compensation Plan (incorporated by
                        reference to Exhibit A to the definitive proxy statement for the Company's 1991 Annual Meeting of Stockholders)*

              10.5     	Form of Option Agreement under Legg Mason,
                        Inc. 1991 Omnibus Long-Term Compensation
                        Plan (incorporated by reference to the
                        Company;s Annual Report on Form 10-K for the year ended March 31, 1993)*

              10.6     	Legg Mason, Inc. Executive Incentive
                        Compensation Plan (incorporated by
                        reference to Appendix A to the definitive proxy statement for the Company's 1995
                        Annual Meeting of Stockholders)*

              10.7      Legg Mason, Inc. 1996 Equity Incentive
                        Plan (incorporated by reference to Appendix
                        A to the definitive proxy statement for the Company's 1996 Annual Meeting of
                        Stockholders)*

              10.8     	Form of Option Agreement under Legg Mason,
                        Inc. 1996 Equity Incentive Plan
                        (incorporated by reference to the Company's
                        Annual Report on Form 10-K for the year
                        ended March 31, 1996)*

              10.9     	Form of Non-Qualified Stock Option
                        Agreement under Legg Mason, Inc. 1996
                        Equity Incentive Plan (incorporated by
                        reference to Form 10-Q for the quarter
                        ended September 30, 1996)*

             10.10 Executive Convertible Debenture Purchase and Loan Agreement between Legg Mason, Inc. and an Executive Officer of Legg Mason, Inc., dated as of August 29, 1996 (incorporated by reference to Form 10-Q for the quarter ended December 31, 1996)*

             10.11     	Legg Mason, Inc. Executive Convertible
                        Subordinated Debenture Due August 29, 2000 issued to an Executive Officer of Legg Mason, Inc. (incorporated by reference to Form 10-Q for the quarter ended December 31, 1996)*

             10.12     	Promissory Note of Executive Officer of
                        Legg Mason, Inc., dated as of August 29,
                        1996 (incorporated by reference to Form 10-
                        Q for the quarter ended December 31, 1996)*

             10.13     	Pledge Agreement by and between an
                        Executive Officer of Legg Mason, Inc. as
                        Pledgor, and Legg Mason, Inc. as Pledgee, dated as of August 29, 1996 (incorporated by reference to Form 10-Q for the quarter ended December 31, 1996)*

             10.14     	Agreement between RTKL Associates, Inc. and
                        a subsidiary of the Company relating to
                        architectural and engineering services
                        provided to the subsidiary by RTKL, of
                        which Harold Adams, a director of the
                        Company, is the President and Chairman,
                        filed herewith

                21      Subsidiaries of the Company, filed herewith

                23 Consent of independent accountants, filed herewith

                27      Financial data schedule, filed herewith
_______________

	*These exhibits are management contracts or compensatory plans or arrangements.

               (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

			LEGG MASON, INC.


			By: /s/ Raymond A. Mason
				Raymond A. Mason, Chairman
				of the Board, President and
				Chief Executive Officer

				Date:  June 29, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                    Title                 Date



/s/Raymond A. Mason          Chairman of the Board,      June 29, 1998
Raymond A. Mason             President and Chief
			     Executive Officer
			     (Principal Executive
			     Officer)



/s/ F. Barry Bilson           Vice President-Finance     June 29, 1998
F. Barry Bilson               (Principal Financial
                              and Accounting Officer)



/s/ James W. Brinkley        Director                    June 29, 1998
James W. Brinkley



/s/ Edmund J. Cashman, Jr.   Director                    June 29, 1998
Edmund J. Cashman, Jr.



/s/ Charles A. Bacigalupo    Director                    June 29, 1998
Charles A. Bacigalupo

/s/ Harry M. Ford, Jr.       Director                    June 29, 1998
Harry M. Ford, Jr.



/s/ Nicholas J. St. George   Director                    June 29, 1998
Nicholas J. St. George



/s/ Richard J. Himelfarb     Director                    June 29, 1998
Richard J. Himelfarb



/s/ James E. Ukrop           Director                    June 29, 1998
James E. Ukrop



/s/ John B. Levert, Jr.      Director                    June 29, 1998
John B. Levert, Jr.



/s/ Harold L. Adams          Director                    June 29, 1998
Harold L. Adams



/s/ John E. Koerner, III     Director                    June 29, 1998
John E. Koerner, III


/s/ Roger W. Schipke         Director                    June 29, 1998
Roger W. Schipke



/s/ W. Curtis Livingston     Director                    June 29, 1998
W. Curtis Livingston



/s/ Edward I. O'Brien        Director                    June 29, 1998
Edward I. O'Brien


/s/ Peter F. O'Malley        Director                    June 29, 1998
Peter F. O'Malley

/s/ Margaret DeB. Tutwiler   Director                    June 29, 1998
Margaret DeB. Tutwiler


/s/ William Wirth            Director                    June 29, 1998
William Wirth

                          REPORT OF INDEPENDENT ACCOUNTANTS
                          ON FINANCIAL STATEMENT SCHEDULES

                                       ________



          Our report on the consolidated financial statements of Legg Mason, Inc. and Subsidiaries is included on page 32 in this Form
10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 53 of this Form 10-K.

          In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements takes as a whole, present fairly, in all material respects, the information required to be included therein.






                                       /s/ COOPERS & LYBRAND L.L.P.



Baltimore, Maryland
May 4, 1998

SCHEDULE I


                             LEGG MASON, INC.
                          (Parent Company Only)

                    STATEMENTS OF FINANCIAL CONDITION
                          (Dollars in thousands)



                                                     March 31,

                                                1997             1998
ASSETS
Cash and cash equivalents                    $ 38,558          $ 95,314
Resale agreements                              73,801            42,623
Investment securities                          54,023            11,171
Investments in and advances
 to subsidiaries                              358,159           452,851
Other                                           2,689             4,000
                                             $527,230          $605,959

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Dividends payable                            $  2,375          $  3,025
Other                                           2,235             3,211
Senior notes                                   99,581            99,628
                                              104,191           105,864

Stockholders' equity
Common stock, par value $.10;
 authorized 100,000,000 shares;
 issued 20,845,592 in 1997
 and 27,524,880 in 1998                         2,085             2,753
Additional paid-in capital                    194,044           203,133
Retained earnings                             226,677           293,263
Net unrealized appreciation
 on investment securities                         233               946
                                              423,039           500,095
                                             $527,230          $605,959






                            See notes to financial statements.

SCHEDULE I



                                    LEGG MASON, INC.
                                 (Parent Company Only)

                               STATEMENTS OF EARNINGS
                               (Dollars in thousands)



                                          Years Ended March 31,
                                           1996        1997       1998
Revenue
  Interest income                       $ 8,906     $13,082    $14,962
  Gain on sale of
    investment securities                   -           -          249

                                          8,906      13,082     15,211
Expense
  Interest expense                        6,113       8,076      7,781
  Operating expenses                      1,050       1,423      2,788

                                          7,163       9,499     10,569

Earnings before income taxes and equity
  in net earnings of subsidiaries         1,743       3,583      4,642

Federal and state income taxes              714       1,434      1,859

Earnings before equity in net earnings
  of subsidiaries                         1,029       2,149      2,783

Equity in net earnings of
  subsidiaries                           37,252      55,043     73,338

Net earnings                            $38,281     $57,192    $76,121



                            See notes to financial statements.

SCHEDULE I
                                     LEGG MASON, INC.
                                  (Parent Company Only)

                                 STATEMENTS OF CASH FLOWS
                                  (Dollars in thousands)



                                                          Years Ended March 31,
                                                       1996      1997      1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                     $ 38,281  $ 57,192  $ 76,121
  Equity in earnings of subsidiaries                (37,252)  (55,043)  (73,338)
 (Increase) decrease in assets excluding
   acquisitions                                      (1,401)    1,202    (1,264)
  Increase (decrease) in liabilities excluding
     acquisitions                                     2,587    (1,609)    2,231

CASH PROVIDED BY OPERATING ACTIVITIES                 2,215     1,742     3,750

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease (increase) in resale agreements      (29,453)  (14,388)   31,178
  Purchases of investment securities                (85,718) (168,510) (127,737)
  Proceeds from sales and maturities of investment
     securities                                      22,546   195,166   171,339
  Investments in and advances to subsidiary           5,738    17,705   (21,354)
  Acquisitions, net of cash acquired                 (2,674)     -         -


CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES    (89,561)   29,973    53,426

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of subordinated liabilities                 (69)      (29)     -
  Issuance of senior notes                           99,528         -      -
  Issuance of common stock                            3,887     4,976     9,777
  Dividends paid                                     (6,058)   (8,412)  (10,197)


CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES     97,288    (3,465)     (420)

NET INCREASE IN CASH AND CASH EQUIVALENTS             9,942    28,250    56,756
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          366    10,308    38,558


CASH AND CASH EQUIVALENTS AT END OF YEAR            $10,308  $ 38,558  $ 95,314


Interest payments were $4,828 in 1996, $9,406 in 1997 and $7,481 in 1998.
No income tax payments were made in 1996, 1997, and 1998.


                     See notes to financial statements.

                                LEGG MASON, INC.
                             (Parent Company Only)

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)


Basis of Presentation

	The Parent Company Only financial statements include the accounts of Legg Mason, Inc. and its wholly-owned subsidiaries.

	The Notes to the Consolidated Financial Statements of Legg Mason, Inc. and Subsidiaries included in Item 8 of this Report include disclosures with respect to the Parent Company Only.


Transactions with Affiliates

	Parent Company interest income for 1996, 1997, and 1998 includes $5,503, $4,509 and $3,993 arising from a promissory note between the Parent Company and an investment advisory subsidiary of the Company. The note, $46,714 at March 31, 1997 and $39,812 at March 31, 1998, is included in investment in and advances to subsidiaries.

	In addition, interest income for 1996, 1997, and 1998 includes $407, $363, and $1,576, respectively, principally arising from senior subordinated loans to a broker-dealer subsidiary of the Company. The indebtedness, $5,000 at March 31, 1997 and $40,000 at March 31, 1998, is included in investment in and advances to subsidiaries.

Business Combination

 The Company acquired Brandywine Asset Management, Inc. ("Brandywine") in January 1998, through the issuance of 2,574,156 shares of its common stock in a transaction accounted for as a pooling of interests. Accordingly, the Parent Company Only financial statements have been restated to include the accounts of Brandywine for all periods presented. See Note 2 in Notes to Consolidated Financial Statements of Legg Mason, Inc. and Subsidiaries included in Item 8. of this Report.