Form 10-Q
period 1998-06-30
LEGG MASON INC
filed 1998-08-14
CIK 704051

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended June 30, 1998

                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________  to ______________
                  Commission file number 1-8529


                     LEGG MASON, INC.
    (Exact name of registrant as specified in its charter)

           MARYLAND                          52-1200960
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)          Identification No.)


           100 Light Street - Baltimore, MD        21202
    (Address of principal executive offices)    (Zip code)


                    (410) 539-0000
      (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X        No _____

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

27,709,316 shares of common stock as of the close of business on July 31, 1998

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                LEGG MASON, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (in thousands of dollars)



                                          June 30,1998      March 31,1998
                                           (Unaudited)
ASSETS:

 Cash and cash equivalents..................  $  283,375         $  206,245
 Cash and securities segregated for
  regulatory purposes.......................     865,373            921,606
 Resale agreements..........................      97,844            175,623
 Receivable from customers..................     874,499            713,391
 Securities borrowed........................     399,770            448,453
 Securities owned, at market value..........     165,389             81,457
 Investment securities, at market value.....      45,553             30,853
 Equipment and leasehold improvements, net..      52,130             51,991
 Intangible assets, net.....................      60,265             61,304
 Other......................................     165,278            141,406

                                              $3,009,476         $2,832,329



LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:

 Payable to customers.......................  $1,671,063         $1,562,997
 Payable to brokers and dealers.............      10,767              5,284
 Securities loaned..........................     387,079            453,030
 Short-term borrowings......................     115,791             13,880
 Securities sold, but not yet purchased,
  at market value...........................      42,385             14,132
 Accrued compensation.......................      70,071             97,912
 Other......................................      89,332             85,371
 Senior notes...............................      99,640             99,628

                                              $2,486,128         $2,332,234

Stockholders' Equity:

 Common stock...............................       2,765              2,753
 Additional paid-in capital.................     205,550            203,133
 Retained earnings..........................     314,589            293,263
 Accumulated other comprehensive income,net.         444                946

                                                 523,348            500,095

                                              $3,009,476         $2,832,329







        See notes to condensed consolidated financial statements.

               LEGG MASON, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
         (in thousands, except per share amounts)
                        (Unaudited)

                                                        Three Months
                                                       Ended June 30,
                                                     1998           1997
Revenues:
 Commissions.............................         $  64,961      $  51,609
 Principal transactions..................            22,410         22,050
 Investment advisory and related fees....            90,403         62,717
 Investment banking......................            20,935         14,921
 Interest................................            40,185         26,831
 Other...................................             9,849          8,452

                                                    248,743        186,580

Expenses:
 Compensation and benefits...............           137,149        106,062
 Occupancy and equipment rental..........            15,836         12,077
 Communications..........................            12,004          9,483
 Floor brokerage and clearing fees.......             1,504          1,185
 Interest................................            24,228         14,676
 Other...................................            17,083         15,355

                                                    207,804        158,838

Earnings Before Income Taxes............             40,939         27,742
 Income taxes...........................             16,575         11,483

Net Earnings............................          $  24,364      $  16,259

Earnings per common share:
 Basic...................................         $    0.88      $    0.60
 Diluted.................................         $    0.83      $    0.57

Average number of common shares
 outstanding:
 Basic...................................            27,577         26,985
 Diluted.................................            29,448         28,597

Dividends declared per common share.....          $    0.11      $   0.098

Book value per common share.............          $   18.93      $   16.29








          See notes to condensed consolidated financial statements.

                 LEGG MASON, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands of dollars)
                              (Unaudited)

                                                             Three Months
                                                            Ended June 30,

                                                           1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings.....................................     $  24,364    $  16,259
 Noncash items included in earnings:
   Depreciation and amortization.................         5,058        4,200
   Adjustment for pooled entity..................             -          355
 Adjustment to conform fiscal year of pooled
   entity........................................             -          920

(Increase) decrease in assets:
 Cash and securities segregated for regulatory
   purposes......................................        56,233      (49,662)
 Receivable from customers.......................      (161,108)     (49,851)
 Securities borrowed.............................        48,683     (155,144)
 Securities owned................................       (83,932)     (40,993)
 Other...........................................       (23,946)     (50,602)

Increase (decrease) in liabilities:
 Payable to customers............................       108,066      105,959
 Payable to brokers and dealers..................         5,483          (84)
 Securities loaned...............................       (65,951)     120,776
 Securities sold, but not yet purchased..........        28,253       13,328
 Accrued compensation............................       (27,841)     (10,425)
 Other...........................................         4,260        7,494

CASH USED FOR OPERATING ACTIVITIES...............       (82,378)     (87,470)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for:
  Office equipment and leaseholds................        (3,724)      (9,107)
  Intangible assets..............................          (404)        (585)
Net decrease(increase) in resale agreements......        77,779       55,005
Purchases of investment securities...............       (20,059)     (33,473)
Proceeds from maturities of investment securities         4,610       48,567

CASH PROVIDED BY INVESTING ACTIVITIES............        58,202       60,407

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings............       101,911       82,657
Issuance of common stock.........................         2,420        1,810
Dividends paid...................................        (3,025)      (2,375)

CASH PROVIDED BY FINANCING ACTIVITIES............       101,306       82,092

NET INCREASE IN CASH AND CASH EQUIVALENTS........        77,130       55,029
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.       206,245      151,188

CASH AND CASH EQUIVALENTS AT END OF PERIOD.......     $ 283,375    $ 206,217

         See notes to condensed consolidated financial statements.


                   LEGG MASON, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands of dollars)
                          June 30, 1998
                           (Unaudited)

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

2.  Comprehensive Income:

	In April 1998, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 130,
"Reporting Comprehensive Income". Statement No. 130 requires reporting of comprehensive income for all gains and losses that result from transactions not included in net earnings. The components of comprehensive income are as follows:

                                                       Three Months
                                                      Ended June 30,
                                                     1998        1997
Net earnings....................................  $ 24,364    $ 16,259

Other comprehensive income:
Net unrealized holding gains (losses)
    arising during the period...................      (824)        139
Deferred income taxes...........................       322         (55)

    Total other comprehensive income............      (502)         84

Comprehensive income............................  $ 23,862    $ 16,343

3. Net Capital Requirements:

	The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule.
The Rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of June 30, 1998, the broker-dealer subsidiaries had aggregate net capital, as defined, of $193,479 which exceeded required net capital by $175,696.

4. Legal Proceedings:

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

5. Supplemental Cash Flow Information:

	Interest payments for the three months ended June 30, 1998 and 1997 were $22,528 and $12,865, respectively. Income tax payments for the three months ended June 30, 1998 and 1997 were $7,879 and $941, respectively.

6. Recent Accounting Developments:

	In June, 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for all fiscal periods beginning after June 15, 1999. Statement No. 133 establishes standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The impact of adoption of Statement No. 133 will not have a material effect on the Company's financial statements.

7. Subsequent Event:

	On July 23, 1998, the Company declared a two-for-one stock split, payable September 25, 1998 to shareholders of record on September 9, 1998. In accordance with generally accepted accounting principles, the share and per share information have not been restated for the split.

Pro forma earnings per share data assuming restatement based on the two-for-one stock split is as follows:


                                                     Three Months
                                                    Ended June 30,
                                                    1998        1997
Earnings per Share:
  Basic
     As Reported                                  $  0.88     $  0.60
     Restated                                     $  0.44     $  0.30

  Diluted
     As Reported                                  $  0.83     $  0.57
     Restated                                     $  0.41     $  0.28

Weighted Average Common and
Common Equivalent Shares Outstanding:
  Basic
     As Reported                                   27,577      26,985
     Restated                                      55,155      53,970

  Diluted
     As Reported                                   29,448      28,597
     Restated                                      58,896      57,193


Item 2.       Management's Discussion and Analysis of
           Results of Operations and Financial Condition

RESULTS OF OPERATIONS

During its first fiscal quarter ended June 30, 1998, Legg Mason, Inc. and its subsidiaries (the "Company") continued to benefit from favorable conditions in the securities markets. Rising equity markets and higher securities transaction volume contributed to record revenues, net earnings and basic and diluted earnings per share.

Quarter Ended June 30, 1998 Compared to Quarter Ended June 30,
1997

In the quarter, revenues were $248,743,000, a 33% increase from revenues of $186,580,000, in the corresponding quarter of the prior year. Net earnings were $24,364,000, up 50% from net earnings of $16,259,000 in the prior year's quarter. Basic earnings per share increased by 47% to $.88 from $.60. Diluted earnings per share increased 46% to $.83 from $.57.

Commission revenues were $65.0 million, up 26% from $51.6 million in the prior year's quarter due to higher sales of listed and over-the-counter securities and non-affiliated mutual funds.

Revenues from principal transactions rose 2% to $22.4 million, principally as a result of increased sales of fixed-income securities, partially-offset by a decline in profits on firm-proprietary positions.

Investment advisory and related fees increased for the 33rd consecutive quarter to $90.4 million and were 44% higher than in the corresponding quarter of the prior year as a result of growth in assets under management in Company-sponsored mutual funds, fixed-income investment advisory and fee-based brokerage accounts. Company subsidiaries now serve as investment advisors to individual and institutional accounts and mutual funds with assets of $74.4 billion, up 54% from $48.2 billion at June 30, 1997.

Investment banking revenues were $20.9 million, 40% higher than in the corresponding quarter of the prior year, primarily attributable to increased corporate finance activities, particularly public offerings of real estate investment trusts.
Revenues from municipal finance activities also rose, reflecting higher levels of managed offerings.

Other revenues increased 17% to $9.8 million principally as a result of an increased volume of loan originations at the Company's mortgage banking subsidiaries.

Compensation and benefits increased 29% to $137.1 million, reflecting higher sales and profitability-based compensation and personnel additions in branch office locations and support areas.

Occupancy and equipment rental increased 31% to $15.8 million as a result of the relocation of the Company's corporate headquarters to a larger facility, increased investments in technology and higher rent at new and existing branch office locations.

Communications expense rose 27% to $12.0 million as a result of higher business volume which gave rise to increased costs for postage, printed materials, quote services and telephone usage.

Floor brokerage and clearing fees increased 27% to $1.5 million reflecting an increase in securities transaction volume.

Other expenses increased 11% to $17.1 million, primarily as a result of higher promotional expenses.

Interest revenue increased 50% to $40.2 million because of larger firm investment (predominantly funds segregated for regulatory purposes), customer margin account and conduit stock loan balances.

Interest expense increased 65% to $24.2 million as a result of larger interest-bearing customer credit and conduit stock loan balances.

Income taxes rose 44% to $16.6 million as a result of the increase in pre-tax earnings. The effective tax rate decreased to 40.5% from 41.4% as a result of a decline in the effective state tax rate and non-deductible foreign operating losses.

Liquidity and Capital Resources

There has been no material change in the Company's financial position since March 31, 1998. A substantial portion of the Company's assets is liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed principally by free credit balances, equity capital, senior notes, bank lines of credit and other payables.

During the three months ended June 30, 1998, cash and cash equivalents increased $77.1 million. Cash flows from financing activities increased $101.3 million as a result of increased levels of short-term borrowings by the Company's mortgage banking affiliates. Investing activities provided $58.2 million, principally as a result of a decline in fundings of resale agreements, offset in part by increased purchases of investment securities. Cash flows from operating activities used $82.4 million, attributable to increased levels of securities inventory and higher net customer receivables.

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

	In November 1997, the Company converted its securities brokerage processing system to a vendor that is the principal service provider of this type to the securities brokerage industry. The vendor has substantially completed the necessary coding modifications with user testing scheduled for the summer and fall of 1998. Confirmation has been received from the vendor that its modification and testing plan is on schedule for Year 2000 compliance. The Company is pursuing similar confirmation from its other vendors and service providers.

The Company believes that the costs associated with modifications for internal systems will not be material to the Company's financial statements. However, the Company could be adversely affected if other organizations, including those mentioned above, are unsuccessful in completing the required Year
2000 systems modifications.

PART II.  OTHER INFORMATION

Item 5.	Other Information

	Pursuant to Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, stockholder proposals submitted outside the processes of Securities and Exchange Commission Proxy Role 14a-8 intended to be presented at the 1999 Annual Meeting of Stockholders of Legg Mason, Inc. shall be considered timely if they are delivered to the Secretary of Legg Mason, Inc., 100 Light Street, Baltimore, Maryland 21202 on or before April 28, 1999.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits

              3.1   Articles of Incorporation of
                    the Company, as amended
                    (incorporated by reference to
                    Form 10-Q for the quarter ended
                    September 30, 1996)

              3.2   By-laws of the Company as
                    amended and restated April 25, 1988
                    (incorporated by reference to the
                    Company's Annual Report on Form 10-
                    K for the year ended March 31,
                    1988)

              10.1  Form of Option Agreement under Legg
                    Mason, Inc. Stock Option Plan For Non-
                    Employee Directors, filed herewith*

              10.2  Agreement between RTKL Associates, Inc.
                    and a subsidiary of the Company relating to architectural and engineering services provided to the subsidiary by RTKL, of which Harold Adams, a director of the Company, is the President and Chairman, filed herewith

              11.   Statement re: computation of
                    per share earnings

              27.   Statement re: financial data
                    schedule

------------------
        *These exhibits are management contracts or compensatory plans or arrangements.

          (b) A Form 8-K Report was filed on
              June 22, 1998 reporting under Items
              5 and 7.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      LEGG MASON, INC.
                        (Registrant)


DATE: 8/13/98                       /s/Timothy C. Scheve
                                    Timothy C. Scheve
                                    Executive Vice President




DATE: 8/13/98                       /s/F. Barry Bilson
                                    F. Barry Bilson
                                    Vice President-Finance