Form 10-Q
period 1998-09-30
LEGG MASON INC
filed 1998-11-13
CIK 704051

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                        FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

            For the Quarter Ended September 30, 1998

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

55,810,190 shares of common stock as of the close of business on November 6, 1998.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                     LEGG MASON, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (in thousands of dollars)

                                           September 30,    March 31,
                                               1998          1998
                                            (Unaudited)
ASSETS:

 Cash and cash equivalents..................$  238,628    $  206,245
 Cash and securities segregated for
  regulatory purposes.......................   949,620       921,606
 Resale agreements..........................   217,487       175,623
 Receivable from customers..................   855,906       713,391
 Securities borrowed........................   274,164       448,453
 Securities owned, at market value..........   102,405        81,457
 Investment securities, at market value.....    30,228        30,853
 Equipment and leasehold improvements, net..    53,482        51,991
 Intangible assets, net.....................    58,822        61,304
 Other......................................   152,326       141,406

                                            $2,933,068    $2,832,329


LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
 Payable to customers.......................$1,731,642    $1,562,997
 Payable to brokers and dealers.............     8,152         5,284
 Securities loaned..........................   289,449       453,030
 Short-term borrowings......................    90,322        13,880
 Securities sold, but not yet purchased,
  at market value...........................     8,415        14,132
 Accrued compensation.......................    82,944        97,912
 Other......................................    78,981        85,371
 Senior notes...............................    99,652        99,628

                                            $2,389,557    $2,332,234


Stockholders' Equity:
 Common stock...............................     5,566         2,753
 Additional paid-in capital.................   205,389       203,133
 Retained earnings..........................   332,668       293,263
 Accumulated other comprehensive income,net.      (112)          946

                                               543,511       500,095

                                            $2,933,068    $2,832,329



           See notes to condensed consolidated financial statements.



                  LEGG MASON, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
             (in thousands, except per share amounts)
                             (Unaudited)

                                          Three Months        Six Months
                                       Ended September 30, Ended September 30,
                                          1998      1997      1998      1997
 Revenues:
   Commissions.........................$ 65,956  $ 63,870  $130,917  $115,479
   Principal transactions..............  22,044    20,840    44,454    42,890
   Investment advisory and related fees  93,318    71,222   183,721   133,939
   Investment banking..................  16,244    25,232    37,179    40,153
   Interest............................  39,959    30,546    80,144    57,377
   Other...............................  10,082     9,213    19,931    17,665

                                        247,603   220,923   496,346   407,503

 Expenses:
   Compensation and benefits........... 138,136   126,655   275,285   232,717
   Occupancy and equipment rental......  15,004    14,204    30,840    26,281
   Communications......................  12,589    10,682    24,593    20,165
   Floor brokerage and clearing fees...   1,758     1,500     3,262     2,685
   Interest............................  23,377    17,929    47,605    32,605
   Other...............................  20,066    17,089    37,149    32,444

                                        210,930   188,059   418,734   346,897

 Earnings Before Income Taxes .........  36,673    32,864    77,612    60,606
   Income taxes........................  14,973    13,559    31,548    25,042

 Net Earnings .........................$ 21,700  $ 19,305  $ 46,064  $ 35,564

 Earnings per common share:
   Basic...............................$    .39  $    .36  $    .83  $    .66
   Diluted.............................$    .37  $    .33  $    .78  $    .62

 Average number of common shares
  outstanding:
   Basic...............................  55,497    54,238    55,323    54,105
   Diluted.............................  58,861    57,901    58,876    57,528

 Dividends declared per common share...$   .065  $   .055  $    .12  $   .104

 Book value per common share...........$   9.76  $   8.46  $   9.76  $   8.46


            See notes to condensed consolidated financial statements.



                 LEGG MASON, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands of dollars)
                            (Unaudited)
                                                       Six Months
                                                    Ended September 30,
                                                     1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings..................................... $ 46,064     $ 35,564
 Noncash items included in earnings:
   Depreciation and amortization.................   10,288        9,442
   Adjustment for pooled entity..................       -           704
 Adjustment to conform fiscal year of pooled
   entity........................................       -           920

(Increase) decrease in assets:
 Cash and securities segregated for regulatory
   purposes......................................  (28,014)     (73,096)
 Receivable from customers....................... (142,515)    (169,866)
 Securities borrowed.............................  174,289     (156,831)
 Securities owned................................  (20,948)     (30,019)
 Other...........................................  (10,920)     (39,316)

Increase (decrease) in liabilities:
 Payable to customers............................  168,645      261,510
 Payable to brokers and dealers..................    2,868          477
 Securities loaned............................... (163,581)     103,772
 Securities sold, but not yet purchased..........   (5,717)      24,702
 Accrued compensation............................  (14,968)      10,725
 Other...........................................   (6,024)       4,584

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES.    9,467      (16,728)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for:
  Equipment and leasehold improvements...........   (8,795)     (14,016)
  Intangible assets..............................     (418)      (2,600)
Net decrease(increase) in resale agreements......  (41,864)      60,147
Purchases of investment securities...............  (24,111)     (97,568)
Proceeds from maturities and sales of
  investment securities..........................   22,673       71,121

CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES.  (52,515)      17,084

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings............   76,442       79,668
Issuance of common stock.........................    5,051        4,819
Dividends paid...................................   (6,062)      (4,758)

CASH PROVIDED BY FINANCING ACTIVITIES............   75,431       79,729

NET INCREASE IN CASH AND CASH EQUIVALENTS........   32,383       80,085
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.  206,245      151,188

CASH AND CASH EQUIVALENTS AT END OF PERIOD....... $238,628     $231,273

       See notes to condensed consolidated financial statements.


                     LEGG MASON, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands of dollars)
                          September 30, 1998
                            (Unaudited)

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

2.  Comprehensive Income:

	In April 1998, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income". Statement No. 130 requires reporting of comprehensive income for all gains and losses that result from transactions not included in net earnings. The components of comprehensive income are as follows:

                                        Three Months          Six Months
                                     Ended September 30,  Ended September 30,
                                        1998      1997      1998      1997

Net earnings........................  $21,700   $19,305   $46,064   $35,564

Other comprehensive income:
Net unrealized holding gains(losses)
   arising during the period........     (905)      179    (1,729)      318
Deferred income taxes...............      349       (71)      671      (126)

   Total other comprehensive income.     (556)      108    (1,058)      192

Comprehensive income................  $21,144   $19,413   $45,006   $35,756


3. Net Capital Requirements:

        The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. The Rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of September 30, 1998, the broker-dealer subsidiaries had aggregate net capital, as defined, of $212,950 which exceeded required net capital by $195,775.

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

5. Supplemental Cash Flow Information:

	Interest payments for the six months ended September 30, 1998 and 1997 were $47,418 and $32,305, respectively. Income tax payments for the six months ended September 30, 1998 and 1997 were $43,268 and $25,893, respectively.

6. Recent Accounting Development:

	In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for all fiscal periods beginning after June 15, 1999. Statement No. 133 establishes standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The impact of adoption of Statement No. 133 will not have a material effect on the Company's financial statements.

7.  Common Stock Split:

	On July 23, 1998 the Company declared a two-for-one stock split, paid September 25, 1998 to shareholders of record on September 9, 1998. Accordingly, all share and per share information has been retroactively restated to reflect the stock split, except for the number of shares presented in "Item 4, Submission of Matters to a Vote of Security Holders."

Item 2.       Management's Discussion and Analysis of
           Results of Operations and Financial Condition

RESULTS OF OPERATIONS

During its second fiscal quarter and the six months ended September 30, 1998, Legg Mason, Inc. and its subsidiaries (the "Company") showed continued growth from the corresponding periods of a year ago.
Despite volatile market conditions, the Company recorded increased revenue and net earnings as a result of growth in fee-based revenues and higher net interest profit, partially offset by a sharp decline in investment banking revenues.

The Company's profitability may vary significantly from period to period as a result of a variety of factors, including the volume of trading in securities, the volatility and general level of market prices, and the demand for investment banking and mortgage banking services. Accordingly, sustained periods of unfavorable market conditions may adversely affect profitability.

Quarter Ended September 30, 1998 Compared to Quarter Ended September
30, 1997

In the second fiscal quarter ended September 30, 1998, the Company's net earnings increased 12% to $21.7 million from $19.3 million in the prior year's quarter. Revenues rose 12% to $247.6 million from $220.9 million in the corresponding quarter of the prior year. Basic earnings per share increased by 8% to $.39 from $.36. Diluted earnings per share increased by 12% to $.37 from $.33.

Commission revenues were $66.0 million, up 3% from $63.9 million in the prior year's quarter as a result of a higher volume of listed securities transactions, partially offset by a decline in the volume of over-the-counter securities transactions. Commission revenues from non-affiliated mutual funds also increased, primarily attributable to higher levels of 12b-1 commissions.

Revenues from principal transactions were $22.0 million, up 6% from $20.8 million in the prior year's quarter as a result of improved trading results on energy-related equity positions and increased sales of fixed-income securities, offset in part by a decline in sales of over-the-counter securities.

Revenues from investment advisory and related fees grew for the 34th consecutive quarter, to a record $93.3 million, up 31% from $71.2 million a year ago, as a result of growth in assets under management in Company-sponsored mutual funds, fixed-income investment advisory and fee-based brokerage accounts. At September 30, 1998, Legg Mason subsidiaries served as investment advisors to individuals, institutions and mutual funds with assets of $74.8 billion, up from $51.7 billion at September 30, 1997.

Investment banking revenues were $16.2 million, down 36% from $25.2 million in the prior year's quarter, attributable to a decline in public offerings of equity securities, specifically real estate investment trusts.

Other revenues increased 9% to $10.1 million because of an increase in loan originations by the Company's mortgage banking subsidiaries, offset in part by unrealized losses on firm investment securities.

Compensation and benefits was $138.1 million, up 9% from $126.7 million in the corresponding quarter a year ago, reflecting an increase in the number of full-time employees in product and support areas and in branch office locations.

Occupancy and equipment rental was $15.0 million, up 6% from $14.2 million in the prior year's quarter as a result of the relocation of the Company's corporate headquarters to a larger facility, increased investments in technology and higher rent at new and existing branch office locations.

Communications expense rose 18% to $12.6 million as a result of higher business volume which gave rise to increased costs for printing expense, office supplies and telephone expense.

Floor brokerage and clearing fees increased 17% to $1.8 million, reflecting an increase in securities transaction volume.

Other expenses increased 17% to $20.1 million, primarily as a result of higher promotional expenses.

Interest revenue increased 31% to $40.0 million because of larger firm investment (predominantly funds segregated for regulatory purposes) and customer margin account balances.

Interest expense increased 30% to $23.4 million as a result of larger interest-bearing customer credit balances.

Income taxes rose 10% to $15.0 million because of an increase in pre-tax earnings. The effective tax rate decreased to 40.8% from 41.3% as a result of a decline in non-deductible foreign operating losses.

Six Months Ended September 30, 1998 Compared to Six Months Ended
September 30, 1997

The Company's revenues were $496.3 million, a 22% increase from revenues of $407.5 million in the corresponding period of the prior year. Net earnings rose 30% to $46.1 million from $35.6 million in the prior year's period. Basic earnings per share increased by 26% to $.83 from $.66. Diluted earnings per share increased 26% to $.78 from $.62.

Commission revenues were $130.9 million, up 13% from $115.5 million in the prior year's period, reflecting an increased volume of transactions in listed and over-the-counter securities and higher sales of non-affiliated mutual funds.

Revenues from principal transactions were $44.5 million, up 4% from $42.9 million in the prior year's period as a result of improved trading results on energy-related equity positions and increased sales of fixed-income securities, offset in part by a decline in volume from over-the-counter principal transactions.

Investment advisory and related fees increased 37% to $183.7 million, principally as a result of growth in assets under management in Company-sponsored mutual funds, fixed-income investment advisory and fee-based brokerage accounts.

Investment banking revenues declined 7% to $37.2 million, attributable to a decline in corporate finance activities, particularly public offerings of real estate investment trusts, offset in part by increased revenues from managed municipal bond offerings.

Other revenues increased 13% to $19.9 million because of an increase in loan originations by the Company's mortgage banking subsidiaries, offset in part by unrealized losses on firm investment securities.

Compensation and benefits rose 18% to $275.3 million reflecting an increase in the number of full-time employees in product and support areas and in branch office locations.

Occupancy and equipment rental increased 17% to $30.8 million as a result of the relocation of the Company's corporate headquarters to a larger facility, increased investments in technology and higher rent at new and existing branch office locations.

Communications expense rose 22% to $24.6 million as a result of higher business volume which gave rise to increased costs for printing expense, postage, office supplies and telephone expense.

Floor brokerage and clearing fees increased 21% to $3.3 million, reflecting an increase in securities transaction volume.

Other expenses increased 15% to $37.1 million, primarily as a result of higher promotional expenses.

Interest revenue increased 40% to $80.1 million because of larger firm investment (predominantly funds segregated for regulatory purposes) and customer margin account balances.

Interest expense increased 46% to $47.6 million as a result of larger interest-bearing customer credit balances.

Income taxes rose 26% to $31.5 million because of an increase in pre-tax earnings. The effective tax rate decreased to 40.6% from 41.3% as a result of decreases in non-deductible foreign operating losses combined with a decline in the effective state tax rate.

Liquidity and Capital Resources

There has been no material change in the Company's financial position since March 31, 1998. A substantial portion of the Company's assets is liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed principally by free credit balances, equity capital, senior notes, bank lines of credit and other payables.

During the six months ended September 30, 1998, cash and cash equivalents increased $32.4 million. Cash flows from financing activities provided $75.4 million as a result of increased levels of short-term borrowings by the Company's mortgage banking affiliates. Investing activities used $52.5 million, principally as a result of an increase in fundings of resale agreements and purchases of equipment and leasehold improvements. Cash flows from operating activities provided $9.5 million, attributable to net earnings, adjusted for depreciation and amortization, and increased net customer payables, offset in part by higher levels of segregated cash and proprietary securities inventories and a decline in operating liabilities.

Year 2000

The Year 2000 issue affects the ability of computer systems to correctly process dates after December 31, 1999. The Company has substantially completed the inventory and assessment phases of its Year 2000 project plan through an evaluation of its internal and third party software, as well as its service providers' computer systems, to determine their ability to accurately process in the next millennium. The Company has also assessed the Year 2000 status of its non-information technology systems and equipment which may contain embedded hardware or software. Having substantially identified and assessed those computer systems, processes and equipment that require modification, the Company is currently in the remediation and testing phases of its project plan and is utilizing both internal and external resources to make the necessary modifications. The Company expects to complete the remediation of its key internal systems by the end of the first quarter of 1999. In addition to internal testing, the Company is actively participating in systems testing among securities brokerage firms, securities exchanges, clearing organizations, and other vendors. These industry-wide tests will continue throughout 1999, as necessary.

In November 1997, the Company converted its securities brokerage processing system to a vendor that is the principal service provider of this type to the securities brokerage industry. The vendor has confirmed to the Company that it has substantially completed the necessary coding modifications and that its testing plan is on schedule with expected completion during the second quarter of 1999. The Company has received similar confirmation for its proprietary mutual funds from the vendors to the Company that are the principal service providers to the mutual fund industry.

The Company is also continuing to communicate with its remaining vendors and other third parties, including its landlords and utility suppliers, to determine the likely extent to which the Company may be affected by third parties' Year 2000 plans and target dates. The
Company expects its critical third party vendors to demonstrate or provide assurances of their Year 2000 compliance by the end of the second quarter of 1999.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. While the Company does not have a current expectation of any material loss as a result of the Year 2000 issue, there can be no assurance that the Company's internal systems or the systems of external parties on which the Company relies will be remediated on a timely basis, or that a failure to remediate by another party, or a remediation or conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company has not yet developed contingency plans in the event that external parties fail to achieve their Year 2000 plans and target dates but plans to do so by the end of the first quarter of 1999. There can be no assurance that any such contingency plans will fully mitigate the effects of any such failure.

Based on information currently available, including information provided by third party vendors, the Company expects its aggregate expenditures for its Year 2000 project plan to be approximately $2.0 million, of which an estimated $.7 million has been incurred as of September 30, 1998. A significant portion of these costs will not be incremental costs to the Company, but rather will represent the redeployment of existing information technology and operations resources, primarily to test the remediation efforts of the Company's third party vendors. The Company expects to fund all Year 2000 related costs through operating cash flows and a reallocation of the Company's overall information technology developmental spending. In accordance with generally accepted accounting principles, Year 2000 expenditures will be expensed as incurred. The costs of the Company's Year 2000 project and the date on which the Company plans to complete the Year
2000 modifications are based on management's best current estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party compliance plans and other factors. However, there can be no assurance that these estimates will prove correct and actual results could differ materially from those plans.

In addition to the Company's Year 2000 project, modifications to certain of the Company's computer systems and programs are also being made in preparation for the adoption of the "Euro" as the legal currency of participating member states of the European Union. The Euro conversion will primarily impact the Company's asset management business, but is not anticipated to have a material adverse effect on the business, operations or financial condition of the Company.

Forward-Looking Statements

The Company has made in this report, and from time to time may otherwise make in its public filings, press releases and statements by Company management, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company's operations, economic performance and financial condition. The words or phrases "can be", "expects", "may affect", "may depend", "believes", "estimate", "project" and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions readers that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond the Company's control, in addition to those discussed elsewhere herein and in the Company's other public filings, press releases and statements by Company management, including (i) the volatile and competitive nature of the securities business, (ii) changes in domestic and foreign economic and market conditions, (iii) the effect of federal, state and foreign regulation on the Company's business, (iv) market, credit and liquidity risks associated with the Company's underwriting, securities trading, market-making and investment management activities, (v) failure of the Company, its vendors or other third parties to achieve Year 2000 compliance or Euro conversion, (vi) impairment of acquired client contracts, (vii) potential restrictions on the business of, and withdrawal of capital from, certain subsidiaries of the Company due to net capital requirements, (viii) potential liability under federal and state securities laws and (ix) the effect of any future acquisitions. Due to such risks, uncertainties and other factors, the Company cautions each person receiving such forward-looking information not to place undue reliance on such statements. All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

                     PART II.  OTHER INFORMATION


Item 4.	Submission of Matters to a Vote of Security Holders.

 Share information in this item has not been restated to reflect the two-for-one stock split paid September 25, 1998 to shareholders of record on September 9, 1998.

 Registrant's annual meeting of stockholders was held July 23, 1998. In the election of directors, the four director nominees were elected with the following votes:

                            Votes
                            Cast           For          Withhold
Edmund J. Cashman, Jr.   23,555,692      23,555,692     471,088
William Wirth            23,564,601      23,564,601     462,179
Harold L. Adams          23,548,137      23,548,137     478,643
W. Curtis Livingston     23,564,182      23,564,182     462,598


 The stockholders voted in favor of the approval of the amendment of the Legg Mason, Inc. 1988 Stock Option Plan For Non-Employee Directors and the ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors of the Registrant as follows:

                      Votes
                      Cast        For        Against    Abstain  Non-Vote

Approval of
Amendment of Legg
Mason, Inc. 1988
Stock Option Plan
For Non-Employee
Directors             23,275,538  22,306,350  969,188    751,242   ---

Ratification of
appointment of
auditors              24,012,565  24,000,336   12,229     14,215   ---


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


                              11.   Statement re: computation of
                                    earnings per share


                              27.   Statement re: financial data
                                    schedule




                      (b)     No reports on Form 8-K were filed
                              during the quarter ended September
                              30, 1998.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                LEGG MASON, INC.
                                  (Registrant)


DATE: 11/13/98                      /s/Timothy C. Scheve
                                    Timothy C. Scheve
                                    Executive Vice President




DATE: 11/13/98                      /s/F. Barry Bilson
                                    F. Barry Bilson
                                    Senior Vice President

                            INDEX TO EXHIBITS

                      3.1    Articles of Incorporation of the
                             Company, as amended (incorporated
                             by reference to Form 10-Q for the
                             quarter ended September 30, 1996)

                      3.2    By-laws of the Company as
                             amended and restated April 25, 1988
                             (incorporated by refenence to the
                             Company's Annual Report on Form 10-
                             K for the year ended March 31,
                             1988)

                      11.    Statement re: computation of
                             earnings per share

                      27.    Statement re: financial data schedule