Form 10-Q
period 1998-12-31
LEGG MASON INC
filed 1999-02-12
CIK 704051

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended December 31, 1998

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________  to _______________

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

56,237,949 shares of common stock as of the close of business on February 2, 1999.

<Page 2>

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   LEGG MASON, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (in thousands of dollars)


                                            December 31,  March 31,
                                                 1998       1998
                                            (Unaudited)
ASSETS:
 Cash and cash equivalents..................$  263,564  $  206,245
 Cash and securities segregated for
  regulatory purposes....................... 1,259,438     921,606
 Resale agreements..........................   230,884     175,623
 Receivable from customers..................   858,314     713,391
 Securities borrowed........................   169,106     448,453
 Securities inventory, at market value......   126,904      81,457
 Investment securities, at market value.....    27,590      30,853
 Equipment and leasehold improvements, net..    54,201      51,991
 Intangible assets, net.....................    57,508      61,304
 Other......................................   173,192     141,406

                                            $3,220,701  $2,832,329


LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
 Payable to customers.......................$2,111,772  $1,562,997
 Payable to brokers and dealers.............     8,022       5,284
 Securities loaned..........................   172,070     453,030
 Short-term borrowings......................    55,581      13,880
 Securities sold, but not yet purchased,
  at market value...........................     6,646      14,132
 Accrued compensation.......................   107,808      97,912
 Other......................................    93,264      85,371
 Senior notes...............................    99,664      99,628

                                            $2,654,827  $2,332,234

Stockholders' equity:
 Common stock...............................     5,617       2,753
 Additional paid-in capital.................   213,900     203,133
 Employee stock transactions................    (5,631)        --
 Retained earnings..........................   351,875     293,263
 Accumulated other comprehensive income, net       113         946

                                               565,874     500,095

                                            $3,220,701  $2,832,329



       See notes to condensed consolidated financial statements.


<Page 3>

                  LEGG MASON, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               (in thousands, except per share amounts)
                          (Unaudited)




                                          Three Months        Nine Months
                                       Ended December 31,  Ended December 31,
                                          1998      1997      1998      1997
Revenues:
 Investment advisory and related fees  $ 95,389  $ 76,704  $279,110  $210,643
 Commissions.........................    70,212    60,847   201,129   176,326
 Principal transactions..............    23,169    19,989    67,623    62,879
 Investment banking..................    20,061    33,313    57,240    73,466
 Interest............................    39,243    33,776   119,387    91,153
 Other...............................    12,440    10,583    32,371    28,248

                                        260,514   235,212   756,860   642,715

Expenses:
 Compensation and benefits...........   146,967   142,231   422,252   374,948
 Occupancy and equipment rental......    16,498    14,401    47,338    40,682
 Communications......................    10,868    10,369    35,461    30,534
 Floor brokerage and clearing fees...     1,652     1,346     4,914     4,031
 Interest............................    23,324    19,348    70,929    51,953
 Other...............................    22,759    18,907    59,908    51,351

                                        222,068   206,602   640,802   553,499

Earnings Before Income Taxes ........    38,446    28,610   116,058    89,216
 Income taxes........................    15,622    11,574    47,170    36,616

Net Earnings ........................  $ 22,824  $ 17,036  $ 68,888  $ 52,600

Earnings per common share:
 Basic...............................  $    .41  $    .31  $   1.24  $    .97
 Diluted.............................  $    .39  $    .29  $   1.17  $    .91

Average number of common shares
 outstanding:
  Basic..............................    55,841    54,596    55,494    54,269
  Diluted............................    58,863    58,402    58,874    57,747

Dividends declared per common share..  $   .065  $   .055  $   .185  $   .159

Book value per common share..........  $  10.07  $   8.72  $  10.07  $   8.72

          See notes to condensed consolidated financial statements.


<Page 4>

                    LEGG MASON, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (in thousands of dollars)
                           (Unaudited)

                                                    Nine Months Ended
                                                       December 31,
                                                     1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings..................................... $ 68,888    $ 52,600
 Noncash items included in earnings:
   Depreciation and amortization.................   15,653      14,846
   Adjustment for pooled entity..................       --      (1,058)
 Adjustment to conform fiscal year of pooled
  entity.........................................       --         920

(Increase) decrease in assets:
 Cash and securities segregated for regulatory
  purposes....................................... (337,832)   (170,876)
 Receivable from customers....................... (144,923)   (229,743)
 Securities borrowed.............................  279,347    (134,829)
 Securities owned................................  (45,447)    (38,024)
 Other...........................................  (31,786)     13,687

Increase (decrease) in liabilities:
 Payable to customers............................  548,775     459,191
 Payable to brokers and dealers..................    2,738       5,156
 Securities loaned............................... (280,960)    107,353
 Securities sold, but not yet purchased..........   (7,486)      3,663
 Accrued compensation............................    9,896      33,209
 Other...........................................    5,532      11,463

CASH PROVIDED BY OPERATING ACTIVITIES............   82,395     127,558

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for:
  Equipment and leasehold improvements...........  (13,385)    (23,644)
  Intangible assets..............................     (566)     (2,646)
Net increase in resale agreements................  (55,261)    (79,168)
Purchases of investment securities...............  (37,510)   (135,741)
Proceeds from maturities and sales of
  investment securities..........................   41,645     134,455

CASH USED FOR INVESTING ACTIVITIES...............  (65,077)   (106,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings............   41,701      67,519
Issuance of common stock.........................    7,984       7,897
Dividends paid...................................   (9,684)     (7,472)

CASH PROVIDED BY FINANCING ACTIVITIES............   40,001      67,944

NET INCREASE IN CASH AND CASH EQUIVALENTS........   57,319      88,758
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.  206,245     151,188

CASH AND CASH EQUIVALENTS AT END OF PERIOD....... $263,564    $239,946

           See notes to condensed consolidated financial statements


<Page 5>



                     LEGG MASON, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands of dollars)
                           December 31, 1998
                             (Unaudited)

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

2.  Comprehensive Income:

	In April 1998, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income". Statement No. 130 requires reporting of comprehensive income for all gains and losses that result from transactions not included in net earnings. The components of comprehensive income are as follows:

                                        Three Months        Nine Months
                                     Ended December 31,  Ended December 31,
                                        1998     1997     1998     1997

Net earnings........................  $22,824  $17,036  $68,888  $52,600

Other comprehensive income:
Net unrealized holding gains(losses)
   arising during the period........      413        2   (1,316)     320
Deferred income taxes...............     (188)      (3)     483     (129)

   Total other comprehensive income.      225       (1)    (833)     191

Comprehensive income................  $23,049  $17,035  $68,055  $52,791


<Page 6>


3. Net Capital Requirements:

        The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. The Rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of December 31, 1998, the broker-dealer subsidiaries had aggregate net capital, as defined, of $223,859 which exceeded required net capital by $205,618.

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

5. Employee Stock Transactions:

	In December 1998, the Company granted a restricted stock award to a key employee; the award is subject to vesting in equal installments over a four-year period and will be expensed over the vesting period. In addition, in December 1998 the Company granted a $3.4 million loan to a key employee to purchase shares of the Company's common stock. Both amounts are shown as reductions to stockholders' equity until the restricted stock is vested and the loan is no longer outstanding.

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


<Page 7>



Item 2.         Management's Discussion and Analysis of
              Results of Operations and Financial Condition

RESULTS OF OPERATIONS

During its third fiscal quarter and the nine months ended December 31, 1998, Legg Mason, Inc. and its subsidiaries (the "Company") showed increased revenues, net earnings, and earnings per share. The Company's growth was fueled by increased assets under management and higher transaction volume, in volatile market conditions.

The Company's profitability may vary significantly from period to period as a result of a variety of factors, including the volume of trading in securities, the volatility and general level of market prices, and the demand for investment banking and mortgage banking services. Accordingly, sustained periods of unfavorable market conditions may adversely affect profitability.

Quarter Ended December 31, 1998 Compared to Quarter Ended December 31, 1997

In the third fiscal quarter ended December 31, 1998, the Company's net earnings increased 34% to $22.8 million from $17.0 million in the corresponding quarter of the prior year. Revenues rose 11% to $260.5 million from $235.2 million. Basic earnings per share increased 32% to $.41 from $.31. Diluted earnings per share increased 34%, to $.39 from $.29.

Revenues from investment advisory and related fees increased to a record $95.4 million, up 24% from $76.7 million in the prior year. The increase is primarily a result of growth in assets under management in Company-sponsored mutual funds and fixed-income investment advisory accounts. At December 31, 1998, Legg Mason subsidiaries served as investment advisors to individuals, institutions and mutual funds with assets of $82 billion, up from $55 billion at December 31, 1997. Commission revenues were $70.2 million, up 15% from $60.8 million in the prior year's quarter, reflecting an increase in securities transaction volume. Revenues from principal transactions were $23.2 million, up 16% from $20.0 million in the prior year's quarter, primarily as a result of higher fixed-income revenues. Interest revenue increased 16% to $39.2 million as a result of increased Firm investment (predominately funds segregated for regulatory purposes) and margin loan balances, partially offset by lower interest rates. Investment banking revenues were $20.0 million, a decline of 40% from $33.3 million in the corresponding period of last year. The decrease is primarily attributable to a decline in revenues from public offerings, particularly offerings of real estate investment trusts. Other revenues were $12.4 million, an 18% increase from the prior year's quarter, as a result of gains on Firm investment securities.

<Page 8>

The Company's compensation and benefits totaled $147.0 million, up 3% from $142.2 in the corresponding quarter of the prior year. This rate of increase reflects the inclusion of approximately $6.3 million of additional compensation expense in the third quarter of the prior year, reflecting costs of the Company's Brandywine Asset Management subsidiary in connection with its acquisition by the Company in January 1998. Without these expenses, the Company's compensation expense would have increased 8% over the prior year as a result of an increase in the number of full-time employees and higher commission expense attributable to increased transaction volume. Occupancy and equipment rental expense totaled $16.5 million, up 15% from $14.4 million in the prior year's quarter as a result of increased investments in technology and higher rent at new and existing branch office locations. Communications expense rose 5% to $10.9 million, principally as a result of increased business activity. Interest expense increased 21% to $23.3 million as a result of increased interest-bearing customer account balances, which were partially offset by lower interest rates. Floor brokerage and clearing fees increased 23% to $1.7 million, reflecting an increase in securities transaction volume. Other expenses increased 20% to $22.8 million, primarily reflecting higher business volume. Income taxes rose 35% to $15.6 million in line with the increase in pre-tax earnings.

Nine Months Ended December 31, 1998 Compared to Nine Months Ended December 31, 1997

The Company's revenues were $756.9 million, an 18% increase from $642.7 million in the corresponding period of the prior year. Net earnings rose 31% to $68.9 million from $52.6 million. Basic earnings per share increased 28% to $1.24 from $.97. Diluted earnings per share increased 29% to $1.17 from $.91.

Revenues from investment advisory and related fees increased to $279.1 million, up 33% from $210.6 million in the corresponding period of the prior year. The increase is primarily a result of growth in assets under management in Company-sponsored mutual funds and fixed-income investment advisory accounts. Commission revenues were $201.1 million, up 14% from $176.3 million in the prior year's period, reflecting an increase in securities transaction volume. Revenues from principal transactions were $67.6 million, up 8% from the prior year, primarily as a result of higher fixed-income revenues. Interest revenue increased 31% to $119.4 million as a result of increased Firm investment (predominantly funds segregated for regulatory purposes) and margin loan balances, partially offset by lower interest rates. Investment banking revenues were $57.2 million, a decline of 22% from $73.5 million. The decrease is primarily attributable to a decline in revenues from public offerings of equity securities, particularly offerings of real estate investment trusts. Other revenues were $32.4 million, a 15% increase from $28.2 million due to an increase in loan originations by the Company's mortgage banking subsidiaries and gains on Firm investment securities.

<Page 9>

Compensation and benefits totaled $422.3 million, up 13% from $374.9 million in the corresponding period of the prior year. This rate of increase reflects the inclusion of approximately $6.3 million of additional compensation expense in the third quarter of the prior year, reflecting costs of the Company's Brandywine Asset Management subsidiary in connection with its acquisition by the Company in January 1998. Without these expenses, the Company's compensation expense would have increased 15% over the prior year's period as a result of an increase in the number of full-time employees and increased commission expense attributable to increased transaction volume. Occupancy and equipment rental expense totaled $47.3 million, up 16% from $40.7 million as a result of the relocation of the Company's corporate headquarters to a larger facility, increased investments in technology and higher rent at branch office locations. Communications expense rose 16% to $35.5 million, principally as a result of increased business activity. Interest expense increased 37% to $70.9 million as a result of increased interest-bearing customer account balances, which were partially offset by lower interest rates. Floor brokerage and clearing fees increased 22% to $4.9 million, reflecting an increase in securities transaction volume. Other expenses increased 17% to $59.9 million, primarily reflecting higher business volume. Income taxes rose 29% to $47.2 million in line with the increase in pre-tax earnings.

Liquidity and Capital Resources

There has been no material change in the Company's financial position since March 31, 1998. A substantial portion of the Company's assets is liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed principally by free credit balances, equity capital, senior notes, bank lines of credit and other payables.

During the nine months ended December 31, 1998, cash and cash equivalents increased $57.3 million. Cash flows from operating activities provided $82.4 million, attributable to net earnings, adjusted for depreciation and amortization. Cash flows from financing activities provided $40.0 million as a result of increased levels of short-term borrowings by the Company's mortgage banking affiliates. Investing activities used $65.1 million, principally as a result of an increase in fundings of resale agreements and purchases of equipment and leasehold improvements.

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

<Page 10>

Having substantially identified and assessed those computer systems, processes and equipment that require modification, the Company is currently in the remediation and testing phases of its project plan and is utilizing both internal and external resources to make the necessary modifications. The Company has completed the remediation of its key internal applications systems. In addition to internal testing, the Company is actively participating in systems testing among securities brokerage firms, securities exchanges, clearing organizations, and other vendors. These industry-wide tests will continue throughout 1999, as necessary.

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

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. While the Company does not have a current expectation of any material loss as a result of the Year 2000 issue, there can be no assurance that the Company's internal systems or the systems of external parties on which the Company relies will be remediated on a timely basis, or that a failure to remediate by another party, or a remediation or conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company is currently developing contingency plans in the event that external parties fail to achieve their Year 2000 plans and target dates and expects to finalize its contingency plans by the end of the first quarter of 1999. There can be no assurance that any such contingency plans will fully mitigate the effects of any such failure.

Based on information currently available, including information provided by third party vendors, the Company expects its aggregate expenditures for its Year 2000 project plan to be approximately $2.0 million, of which an estimated $.9 million has been incurred as of December 31, 1998. A significant portion of these costs will not be incremental costs to the Company, but rather will represent the redeployment of existing information technology and operations resources, primarily to test the remediation efforts of the Company's third party vendors. The Company expects to fund all Year 2000 related costs through operating cash flows and a reallocation of the Company's overall information technology developmental spending. In accordance with generally accepted accounting principles, Year 2000 expenditures will be expensed as incurred. The costs of the Company's Year 2000 project and the date on which the Company plans to complete the Year

<Page 11>

2000 modifications are based on management's best current estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party compliance plans and other factors. However, there can be no assurance that these estimates will prove correct and actual results could differ materially from those plans.

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

<Page 12>


                   PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

		In November 1998, the United States District Court for the Southern District of New York approved a settlement in the litigation captioned In re: Nasdaq Market-Makers Antitrust
Litigation in which Legg Mason Wood Walker, Incorporated, the
Company's principal broker-dealer subsidiary ("Legg Mason Wood
Walker"), together with other defendants in the litigation have agreed to pay an aggregate $1.027 billion to the plaintiffs in such litigation. Legg Mason Wood Walker's share of the total settlement amount was approximately $2.8 million.

		In January 1999, the Securities and Exchange Commission ("SEC") issued an order accepting Legg Mason Wood Walker's offer of settlement to certain related public administrative proceedings, which imposed sanctions on Legg Mason Wood Walker, including a $425,000 civil penalty, in connection with Legg Mason
Wood Walker's activities as a market-maker in certain securities quoted on The Nasdaq Stock Market.

		These two settlements terminated Legg Mason Wood
Walker's involvement in and liability for the In re:  Nasdaq
Market-Makers Antitrust Litigation and related SEC investigation.


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


              10.1  Executive Stock Purchase and Loan
                    Agreement between Legg Mason,
                    Inc. and an Executive Officer of
                    Legg Mason, Inc., dated as of
                    December 8, 1998

<Page 13>

              10.2  Restricted Stock Agreement
                    between Legg Mason, Inc. and an
                    Executive Officer of Legg Mason,
                    Inc., dated as of December
                    8,1998


              10.3  Promissory Note of Executive
                    Officer of Legg Mason, Inc.,
                    dated as of December 8, 1998


              10.4  Pledge Agreement by and between
                    Legg Mason, Inc. and an Executive
                    Officer of Legg Mason, Inc.,
                    dated as of December 8, 1998


              11.   Statement re: computation of
                    earnings per share


              27.   Statement re: financial data
                    schedule

         (b)     No reports on Form 8-K were filed
                 during the quarter ended December 31,
                 1998.



<Page 14>

                          SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       LEGG MASON, INC.
                        (Registrant)


DATE: 2/12/99                       /s/Timothy C. Scheve
                                    Timothy C. Scheve
                                    Executive Vice President




DATE: 2/12/99                       /s/Beverly L. Wright
                                    Beverly L. Wright
                                    Principal Accounting Officer


<Page 15>


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

              10.1  Executive Stock Purchase and Loan
                    Agreement between Legg Mason,
                    Inc. and an Executive Officer of
                    Legg Mason, Inc., dated as of
                    December 8, 1998


              10.2  Restricted Stock Agreement
                    between Legg Mason, Inc. and an
                    Executive Officer of Legg Mason,
                    Inc., dated as of December
                    8,1998


              10.3  Promissory Note of Executive
                    Officer of Legg Mason, Inc.,
                    dated as of December 8, 1998


              10.4  Pledge Agreement by and between
                    Legg Mason, Inc. and an Executive
                    Officer of Legg Mason, Inc.,
                    dated as of December 8, 1998


              11.   Statement re: computation of
                    earnings per share


              27.   Statement re: financial data
                    schedule