Form 10-Q/A
period 1998-12-31
LEGG MASON INC
filed 1999-06-07
CIK 704051

SECURITIES AND EXCHANGE COMMISSION

			Washington, D.C.  20549

			     FORM 10Q/A
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		 SECURITIES EXCHANGE ACT OF 1934

		   For the Quarter Ended December 31, 1998

				OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		  SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to _______________

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


                                              December 31, 1998
                                               As Restated
                                               (see Note 8)
                                                March 31, 1998
                                                 (Unaudited)
ASSETS:
 Cash and cash equivalents..................  $  264,017     $  206,245
 Cash and securities segregated for
  regulatory purposes.......................   1,259,438        921,606
 Resale agreements..........................     230,884        175,623
 Receivable from customers..................     858,314        713,391
 Securities borrowed........................     169,106        448,453
 Securities inventory, at market value......     126,904         81,457
 Investment securities, at market value.....      27,590         30,853
 Equipment and leasehold improvements, net..      54,201         51,991
 Intangible assets, net.....................      57,508         61,304
 Other......................................     184,230        141,406

                                              $3,232,192     $2,832,329


LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
 Payable to customers.......................  $2,111,772     $1,562,997
 Payable to brokers and dealers.............       8,022          5,284
 Securities loaned..........................     172,070        453,030
 Short-term borrowings......................      55,581         13,880
 Securities sold, but not yet purchased,
  at market value...........................       6,646         14,132
 Accrued compensation.......................     107,808         97,912
 Deferred compensation trust................      44,341            --
 Other......................................      93,264         85,371
 Senior notes...............................      99,664         99,628

                                              $2,699,168     $2,332,234

Stockholders' equity:
 Common stock...............................       5,617          2,753
 Additional paid-in capital.................     213,900        203,133
 Employee stock trust.......................     (16,773)           --
 Appreciation of employee stock trust, net       (11,732)           --
 Employee stock transactions................      (5,631)           --
 Retained earnings..........................     347,530        293,263
 Accumulated other comprehensive income, net         113            946

                                                 533,024        500,095

                                              $3,232,192     $2,832,329

       See notes to condensed consolidated financial statements.



          LEGG MASON, INC. AND SUBSIDIARIES
	     CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
	       (in thousands, except per share amounts)
			    (Unaudited)

                                    Three Months         Nine Months
                              Ended December 31,   Ended December 31,
                                1998      1997       1998        1997
                                  As Restated        As Restated
                                   (see Note 8)       (see Note 8)

Revenues:
 Investment advisory and related fees $ 95,389  $ 76,704   $279,110   $210,643
 Commissions.........................   70,212    60,847    201,129    176,326
 Principal transactions..............   23,169    19,989     67,623     62,879
 Investment banking..................   20,061    33,313     57,240     73,466
 Interest............................   39,243    33,776    119,387     91,153
 Other...............................   12,440    10,583     32,371     28,248

                                       260,514   235,212    756,860    642,715

Expenses:
 Compensation and benefits...........  146,967   142,231    422,252    374,948
 Occupancy and equipment rental......   16,498    14,401     47,338     40,682
 Communications......................   10,868    10,369     35,461     30,534
 Floor brokerage and clearing fees...    1,652     1,346      4,914      4,031
 Interest............................   23,324    19,348     70,929     51,953
 Non-cash deferred compensation .....    7,482       --       7,242        --
 Other...............................   22,759    18,907     59,908     51,351

                                       229,550   206,602    648,044    553,499

Earnings Before Income Taxes ........   30,964    28,610    108,816     89,216
 Income taxes........................   12,629    11,574     44,273     36,616

Net Earnings ........................ $ 18,335  $ 17,036   $ 64,543   $ 52,600

Earnings per common share:
 Basic............................... $    .34  $    .31   $   1.19   $    .97
 Diluted............................. $    .32  $    .29   $   1.12   $    .91

Average number of common shares
 outstanding:
  Basic..............................   54,477    54,596     54,188     54,269
  Diluted............................   57,499    58,402     57,568     57,747

Dividends declared per common share.. $   .065  $   .055   $   .185   $   .159

Book value per common share.......... $   9.73  $   8.72   $   9.73   $   8.72

	   See notes to condensed consolidated financial statements.



		    LEGG MASON, INC. AND SUBSIDIARIES
	       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
		     (in thousands of dollars)
			  (Unaudited)

                                                     Nine Months Ended
                                                     December 31,
                                                   1998         1997
                                                      As Restated
                                                      (see Note 8)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings.....................................    $ 64,543    $ 52,600
Non-cash items included in earnings:
   Deferred compensation ........................       7,242         --
   Depreciation and amortization.................      15,653      14,846
   Adjustment for pooled entity..................         --       (1,058)
 Adjustment to conform fiscal year of pooled
  entity.........................................         --          920
(Increase) decrease in assets:
 Cash and securities segregated for regulatory
  purposes.......................................    (337,832)   (170,876)
 Receivable from customers.......................    (144,923)   (229,743)
 Securities borrowed.............................     279,347    (134,829)
 Securities owned................................     (45,447)    (38,024)
 Other...........................................     (35,163)     13,687
Increase (decrease) in liabilities:
 Payable to customers............................     548,775     459,191
 Payable to brokers and dealers..................       2,738       5,156
 Securities loaned...............................    (280,960)    107,353
 Securities sold, but not yet purchased..........      (7,486)      3,663
 Accrued compensation............................       9,896      33,209
 Deferred compensation trust.....................         933         --
 Other...........................................       5,532      11,463

CASH PROVIDED BY OPERATING ACTIVITIES............      82,848     127,558

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for:
  Equipment and leasehold improvements...........     (13,385)    (23,644)
  Intangible assets..............................        (566)     (2,646)
Net increase in resale agreements................     (55,261)    (79,168)
Purchases of investment securities...............     (37,510)   (135,741)
Proceeds from maturities and sales of
  investment securities..........................      41,645     134,455

CASH USED FOR INVESTING ACTIVITIES...............     (65,077)   (106,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings............      41,701      67,519
Issuance of common stock.........................       7,984       7,897
Dividends paid...................................      (9,684)     (7,472)

CASH PROVIDED BY FINANCING ACTIVITIES............      40,001      67,944

NET INCREASE IN CASH AND CASH EQUIVALENTS........      57,772      88,758
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.     206,245     151,188

CASH AND CASH EQUIVALENTS AT END OF PERIOD.......    $264,017    $239,946

	See notes to condensed consolidated financial statements.


		    LEGG MASON, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, AS RESTATED
		      (in thousands of dollars)
			   December 31, 1998
				 (Unaudited)

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

2.  Comprehensive Income:

	In April 1998, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income". Statement No. 130 requires reporting of comprehensive income for all gains and losses that result from transactions not included in net earnings. The components of comprehensive income are as follows:



                                        Three Months        Nine Months
                                    Ended December 31,  Ended December 31,
                                     1998      1997      1998      1997
                                     As Restated           As Restated
                                     (see Note 8)           (see Note 8)
Net earnings........................    $18,335   $17,036  $64,543   $52,600

Other comprehensive income:
Net unrealized holding gains(losses)
   arising during the period........        413         2   (1,316)      320
Deferred income taxes...............       (188)       (3)     483      (129)

   Total other comprehensive income.        225        (1)    (833)      191

Comprehensive income................    $18,560   $17,035  $63,710   $52,791


3. Net Capital Requirements:

	The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. The Rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of December 31, 1998, the broker-dealer subsidiaries had aggregate net capital, as defined, of $205,995 which exceeded required net capital by $187,754.

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

6. Recent Accounting Developments:

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

	In July 1998, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested" ("EITF 97-14"). Under EITF 97-14, assets of the trust should be consolidated with those of the employer, and the employer's stock held in the rabbi trust should be classified in stockholders' equity and generally accounted for in a manner similar to treasury stock. In certain situations, the corresponding deferred compensation liability should be recorded as a liability at the fair market value of the shares held in the trust and changes in the fair market value of the deferred compensation liability after September 30, 1998 should be recognized in earnings. The Company adopted EITF 97-14 as of September 30, 1998. The shares of the Company's stock are shown in stockholders equity similar to treasury stock, at cost, and the deferred compensation obligation is recorded in liabilities at the fair market value of the shares in the trust. The difference between the cost and fair market value through September 30, 1998 has been presented as a separate component of stockholders' equity.
In accordance with EITF 97-14,for the three and nine month periods ended

December 31, 1998, the Company recorded a non-cash charge to earnings of $7,482 and $7,242, respectively.

7. Common Stock Split:

	On July 23, 1998 the Company declared a two-for-one stock split, paid September 25, 1998 to shareholders of record on September 9, 1998. Accordingly, all share and per share information has been retroactively restated to reflect the stock split.

8. Restatement

	The three and nine month financial statements have been restated from the Company's original 10-Q Filing to reflect the provisions of EITF 97-14. At December 31, the Company stock held in the rabbi trust is presented similarly to treasury stock in equity at a cost of $16,773 and the deferred compensation obligation is presented at the fair market value of the Company stock held of $44,341. Additionally, the Company recorded a non-cash charge to earnings for changes in the fair value of the Company stock for the period from September 30, 1998 to December 31, 1998. The following is a summary of the impacts of applying the provisions of EITF 97-14:



		     Consolidated Statement of Earnings

			  Three Months                 Nine Months
		    Ended December 31, 1998       Ended December 31, 1998

		   As Reported   As Restated   As Reported   As Restated
Revenues             $260,514      $260,514      $756,860      $756,860
Operating Expenses    222,068       229,550       640,802       648,044
Income Taxes           15,622        12,629        47,170        44,273
Net Income             22,824        18,335        68,888        64,543
Comprehensive Income   23,049        18,560        68,055        63,710

Earnings per Common
 Share:

Basic              $      .41    $      .34    $     1.24    $     1.19
Diluted            $      .39    $      .32    $     1.17    $     1.12




		 Consolidated Statement of Financial Condition

                                     December 31, 1998
                                 As Reported   As Restated
Total Assets                      $3,220,701     $3,232,192
Total Liabilities                  2,654,827      2,699,168
Total Stockholders' Equity           565,874        533,024


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

Quarter Ended December 31, 1998 Compared to Quarter Ended December 31, 1997

In the third fiscal quarter ended December 31, 1998, the Company's net earnings increased 8% to $18.3 million from $17.0 million in the corresponding quarter of the prior year. Revenues rose 11% to $260.5 million from $235.2 million. Basic earnings per share increased 10% to $.34 from $.31. Diluted earnings per share increased 10%, to $.32 from $.29.

In accordance with Emerging Issues Task Force ("EITF") 97-14, results for the third fiscal quarter ended December 31, 1998, include a non-cash increase in deferred compensation expense of $7.5 million related to a change to variable plan accounting treatment for a non-qualified deferred compensation stock plan and related compensation arrangements. See Notes 6 and 8 of Notes to Condensed Consolidated Financial Statements.

Excluding this charge, net earnings were $22.8 million up 34% from net earnings in the prior fiscal quarter. Basic earnings per share increased 32% to $.41 from $.31. Diluted earnings per share increased 34% to $.39 from $.29.

Revenues from investment advisory and related fees increased to a record $95.4 million, up 24% from $76.7 million in the prior year. The increase is primarily a result of growth in assets under management in Company-sponsored mutual funds and fixed-income investment advisory accounts. At December 31, 1998, Legg Mason subsidiaries served as investment advisors to individuals, institutions and mutual funds with assets of $82 billion, up from $55 billion at December 31, 1997. Commission revenues were $70.2 million, up 15% from $60.8 million in the prior year's quarter, reflecting an increase in securities transaction volume. Revenues from principal transactions were $23.2 million, up 16% from $20.0 million in the prior year's quarter, primarily as a result of higher fixed-income revenues. Interest revenue increased 16% to $39.2 million as a result of increased

<Page 9>


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

The Company's compensation and benefits totaled $147.0 million, up 3% from $142.2 in the corresponding quarter of the prior year. This rate of increase reflects the inclusion of approximately $6.3 million of additional compensation expense in the third quarter of the prior year, reflecting costs of the Company's Brandywine Asset Management subsidiary in connection with its acquisition by the Company in January 1998. Without these expenses, the Company's compensation expense would have increased 8% over the prior year as a result of an increase in the number of full-time employees and higher commission expense attributable to increased transaction volume. Occupancy and equipment rental expense totaled $16.5 million, up 15% from $14.4 million in the prior year's quarter as a result of increased investments in technology and higher rent at new and existing branch office locations. Communications expense rose 5% to $10.9 million, principally as a result of increased business activity. Interest expense increased 21% to $23.3 million as a result of increased interest-bearing customer account balances, which were partially offset by lower interest rates. Floor brokerage and clearing fees increased 23% to $1.7 million, reflecting an increase in securities transaction volume. In the third fiscal quarter, in accordance with EITF 97-14, the Company incurred a non-cash deferred compensation charge of $7.5 million related to a change to variable plan accounting treatment for a non-qualified deferred compensation stock plan and related compensation arrangements. See Notes 6 and 8 of Notes to the Condensed Consolidated Financial Statements. Other expenses increased 20% to $22.8 million, primarily reflecting higher business volume. Income taxes rose 9% to $12.6 million in line with the increase in pre-tax earnings.

Nine Months Ended December 31, 1998 Compared to Nine Months Ended December 31, 1997

The Company's revenues were $756.9 million, an 18% increase from $642.7 million in the corresponding period of the prior year. Net earnings rose 23% to $64.5 million from $52.6 million. Basic earnings per share increased 23% to $1.19 from $.97. Diluted earnings per share increased 23% to $1.12 from $.91.

In accordance with EITF 97-14, results for the nine months ended December 31, 1998, include a non-cash increase in deferred compensation expense of $7.2 million related to a change to variable plan accounting treatment for a non-qualified deferred compensation stock plan and related compensation arrangements. See Notes 6 and 8 of Notes to Condensed Consolidated Financial Statements.

Excluding this charge, net earnings were $68.9 million, up 31% from net earnings in the prior nine month period. Basic earnings per share increased

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

Compensation and benefits totaled $422.3 million, up 13% from $374.9 million in the corresponding period of the prior year. This rate of increase reflects the inclusion of approximately $6.3 million of additional compensation expense in the third quarter of the prior year, reflecting costs of the Company's Brandywine Asset Management subsidiary in connection with its acquisition by the Company in January 1998. Without these expenses, the Company's compensation expense would have increased 15% over the prior year's period as a result of an increase in the number of full-time employees and increased commission expense attributable to increased transaction volume. Occupancy and equipment rental expense totaled $47.3 million, up 16% from $40.7 million as a result of the relocation of the Company's corporate headquarters to a larger facility, increased investments in technology and higher rent at branch office locations. Communications expense rose 16% to $35.5 million, principally as a result of increased business activity. Interest expense increased 37% to $70.9 million as a result of increased interest-bearing customer account balances, which were partially offset by lower interest rates. Floor brokerage and clearing fees increased 22% to $4.9 million, reflecting an increase in securities transaction volume. In the nine months ended
December 31, 1998, in accordance with EITF 97-14, the Company incurred a non-cash deferred compensation charge of $7.2 million related to a change to variable plan accounting treatment for a non-qualified deferred compensation stock plan and related compensation arrangements. See Notes 6 and 8 of Notes to the Condensed Consolidated Financial Statements. Other expenses increased 17% to $59.9 million, primarily reflecting higher business volume. Income taxes rose 21% to $44.3 million in line with the increase in pre-tax earnings.

Liquidity and Capital Resources

There has been no material change in the Company's financial position since March 31, 1998. A substantial portion of the Company's assets is liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed principally by free credit balances, equity capital, senior notes, bank lines of credit and other payables.

During the nine months ended December 31, 1998, cash and cash equivalents increased $57.8 million. Cash flows from operating activities provided $82.8 million, attributable to net earnings, adjusted for depreciation and amortization. Cash flows from financing activities provided $40.0 million as a result of increased levels of short-term borrowings by the Company's mortgage banking affiliates. Investing activities used $65.1 million, principally as a result of an increase in fundings of resale agreements and purchases of equipment and leasehold improvements.

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

	      10.1  Executive Stock Purchase and Loan
		    Agreement between Legg Mason,
		    Inc. and an Executive Officer of
		    Legg Mason, Inc., dated as of
		    December 8, 1998 (incorporated by reference to Form 10-Q for the quarter ended September
		    30, 1998)


	      10.2  Restricted Stock Agreement
		    between Legg Mason, Inc. and an
		    Executive Officer of Legg Mason,
		    Inc., dated as of December 8,1998
		    (incorporated by reference to Form 10-Q for the quarter ended September 30, 1998)

	      10.3  Promissory Note of Executive
		    Officer of Legg Mason, Inc.,
		    dated as of December 8, 1998 (incorporated by reference to Form 10-Q for the quarter ended September 30, 1998)


	      10.4  Pledge Agreement by and between
		    Legg Mason, Inc. and an Executive
		    Officer of Legg Mason, Inc.,
		    dated as of December 8, 1998 (incorporated by reference to Form 10-Q for the quarter ended September 30, 1998)


	      11.   Statement re: computation of
		    earnings per share


	      27.   Statement re: financial data
		    schedule




	    (b)     No reports on Form 8-K were filed
		    during the quarter ended December 31,
		    1998

			SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


		     LEGG MASON, INC.
			(Registrant)


DATE: 6/4/99                        /s/Timothy C. Scheve
                                    Timothy C. Scheve
                                    Executive Vice President




DATE: 6/4/99                        /s/Charles J. Daley, Jr.
                                    Charles J. Daley, Jr.
                                    Principal Accounting Officer

			     INDEX TO EXHIBITS


	      3.1   Articles of Incorporation of the
		    Company, as amended (incorporated by
		    reference to Form 10-Q for the
		    quarter ended September 30, 1996)


	      3.2   By-laws of the Company as
		    amended and restated April 25, 1988
		    (incorporated by reference to the
		    Company's Annual Report on Form 10-K for the year ended March 31, 1988)

	      10.1  Executive Stock Purchase and Loan
		    Agreement between Legg Mason,
		    Inc. and an Executive Officer of
		    Legg Mason, Inc., dated as of
		    December 8, 1998 (incorporated by reference to Form 10-Q for the quarter ended
		    September 30, 1998)


	      10.2  Restricted Stock Agreement
		    between Legg Mason, Inc. and an
		    Executive Officer of Legg Mason,
		    Inc., dated as of December 8, 1998
		    (incorporated by reference to Form
		    10-Q for the quarter ended September 30, 1998)

	      10.3  Promissory Note of Executive
		    Officer of Legg Mason, Inc.,
		    dated as of December 8, 1998 (incorporated by reference to Form 10-Q for the quarter ended September 30, 1998)


	      10.4  Pledge Agreement by and between
		    Legg Mason, Inc. and an Executive
		    Officer of Legg Mason, Inc.,
		    dated as of December 8, 1998 (incorporated by reference to Form 10-Q for the quarter ended September 30, 1998)


	      11.   Statement re: computation of
		    earnings per share


	      27.   Statement re: financial data
		    schedule