Form 10-Q/A
period 1998-12-31
LEGG MASON INC
filed 1999-06-07
CIK 704051

SECURITIES AND EXCHANGE COMMISSION

			 Washington, D.C.  20549

			     FORM 10-Q/A
(Mark One)

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

			  Yes   X        No _____

  Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

55,810,190 shares of common stock as of the close of business on November 6, 1998

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



				LEGG MASON, INC. AND SUBSIDIARIES
	     CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
					  (in thousands of dollars)

                                                September 30,        March 31,
                                                   1998              1998
                                                         As Restated
                                                         (see Note 8)
                                                          (Unaudited)
ASSETS:


 Cash and cash equivalents..................       $  238,991        $  206,245
 Cash and securities segregated for
  regulatory purposes.......................          949,620           921,606
 Resale agreements..........................          217,487           175,623
 Receivable from customers..................          855,906           713,391
 Securities borrowed........................          274,164           448,453
 Securities owned, at market value..........          102,405            81,457
 Investment securities, at market value.....           30,228            30,853
 Equipment and leasehold improvements, net..           53,482            51,991
 Intangible assets, net.....................           58,822            61,304
 Other......................................          160,369           141,406

                                                   $2,941,474        $2,832,329

LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
 Payable to customers.......................       $1,731,642        $1,562,997
 Payable to brokers and dealers.............            8,152             5,284
 Securities loaned..........................          289,449           453,030
 Short-term borrowings......................           90,322            13,880
 Securities sold, but not yet purchased,
  at market value...........................            8,415            14,132
 Accrued compensation.......................           82,944            97,912
 Deferred compensation trust................           35,107              -
 Other......................................           78,981            85,371
 Senior notes...............................           99,652            99,628

                                                   $2,424,664        $2,332,234
Stockholders' Equity:
 Common stock...............................            5,566             2,753
 Additional paid-in capital.................          205,389           203,133
 Employee stock trust.......................          (15,113)             -
 Appreciation of employee stock trust, net..          (11,732)             -
 Retained earnings..........................          332,812           293,263
 Accumulated other comprehensive income, net             (112)              946

                                                      516,810           500,095

                                                   $2,941,474        $2,832,329

		 See notes to condensed consolidated financial statements.






			      LEGG MASON, INC. AND SUBSIDIARIES
			 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
			    (in thousands, except per share amounts)
					  (Unaudited)

                                               Three Months         Six Months
                                           Ended September 30,  Ended September 30,
                                             1998      1997         1998     1997.
                                               As Restated          As Restated
                                                (see Note 8)         (see Note 8)

 Revenues:
   Commissions.........................$ 65,956  $ 63,870   $130,917  $115,479
   Principal transactions..............  22,044    20,840     44,454    42,890
   Investment advisory and related fees  93,318    71,222    183,721   133,939
   Investment banking..................  16,244    25,232     37,179    40,153
   Interest............................  39,959    30,546     80,144    57,377
   Other...............................  10,082     9,213     19,931    17,665

                                        247,603   220,923    496,346   407,503
 Expenses:
   Compensation and benefits........... 138,136   126,655    275,285   232,717
   Occupancy and equipment rental......  15,004    14,204     30,840    26,281
   Communications......................  12,589    10,682     24,593    20,165
   Floor brokerage and clearing fees...   1,758     1,500      3,262     2,685
   Interest............................  23,377    17,929     47,605    32,605
   Non-cash deferred compensation......    (240)    --          (240)    --
   Other...............................  20,066    17,089     37,149    32,444

                                        210,690   188,059    418,494    346,897

 Earnings Before Income Taxes .........  36,913    32,864     77,852    60,606
   Income taxes........................  15,069    13,559     31,644    25,042

 Net Earnings ........................ $ 21,844  $ 19,305   $ 46,208  $ 35,564

 Earnings per common share:
   Basic...............................$    .39   $    .36  $    .84  $    .66
   Diluted.............................$    .37   $    .33  $    .78  $    .62

 Average number of common shares
  outstanding:
   Basic...............................  55,438      54,238   55,287    54,105
   Diluted.............................  58,861      57,901   58,876    57,528

 Dividends declared per common share...$   .065   $   .055  $    .12   $  .104

 Book value per common share...........$   9.51   $   8.46  $   9.51  $   8.46






	 See notes to condensed consolidated financial statements


                               LEGG MASON, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands of dollars)
                                       (Unaudited)
                                                        Six Months
                                                    Ended September 30,
                                                       As Restated
                                                        (see Note 8)

                                                       1998         1997


CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings.....................................  $ 46,208     $ 35,564
Non-cash items included in earnings:
   Deferred compensation.........................      (240)       -
   Depreciation and amortization.................     10,288       9,442
   Adjustment for pooled entity..................         -          704
 Adjustment to conform fiscal year of pooled
   entity........................................         -          920
(Increase) decrease in assets:
 Cash and securities segregated for regulatory
   purposes......................................    (28,014)    (73,096)
 Receivable from customers.......................   (142,515)   (169,866)
 Securities borrowed.............................    174,289    (156,831)
 Securities owned................................    (20,948)    (30,019)
 Other...........................................    (11,302)    (39,316)
Increase (decrease) in liabilities:
 Payable to customers............................    168,645     261,510
 Payable to brokers and dealers..................      2,868         477
 Securities loaned...............................   (163,581)    103,772
 Securities sold, but not yet purchased..........     (5,717)     24,702
 Accrued compensation............................    (14,968)     10,725
 Deferred compensation trust.....................        841        -
 Other...........................................     (6,024)      4,584

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES.      9,830     (16,728)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for:
  Equipment and leasehold improvements...........     (8,795)    (14,016)
  Intangible assets..............................       (418)     (2,600)
Net decrease(increase) in resale agreements......    (41,864)     60,147
Purchases of investment securities...............    (24,111)    (97,568)
Proceeds from maturities and sales of
  investment securities..........................     22,673      71,121

CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES.    (52,515)     17,084

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term borrowings............     76,442      79,668
Issuance of common stock.........................      5,051       4,819
Dividends paid...................................     (6,062)     (4,758)

CASH PROVIDED BY FINANCING ACTIVITIES............     75,431      79,729

NET INCREASE IN CASH AND CASH EQUIVALENTS........     32,746      80,085
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.    206,245     151,188

CASH AND CASH EQUIVALENTS AT END OF PERIOD.......   $238,991    $231,273

	   See notes to condensed consolidated financial statements



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

2.  Comprehensive Income:

	In April 1998, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income". Statement No. 130 requires reporting of comprehensive income for all gains and losses that result from transactions not included in net earnings. The components of comprehensive income are as follows:



                                          Three Months          Six Months
                                     Ended September 30,  Ended September 30
                                         As Restated            As Restated
                                         (see Note 8)           (see Note 8)
                                         1998      1997       1998       1997

Net earnings........................  $21,844   $19,305    $46,208    $35,564


Other comprehensive income:
Net unrealized holding gains(losses)
   arising during the period........     (905)      179     (1,729)       318
Deferred income taxes...............      349       (71)       671       (126)

   Total other comprehensive income.     (556)      108     (1,058)       192


Comprehensive income................  $21,288   $19,413    $45,150    $35,756



3. Net Capital Requirements:

	The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. The Rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of September 30, 1998, the broker-dealer subsidiaries had aggregate net capital, as defined, of $202,541 which exceeded required net capital by $185,366.

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

	In July 1998, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested" ("EITF 97-14"). Under EITF 97-14, assets of the Trust should be consolidated with those of the employer, and employer's stock held in the rabbi trust should be classified in shareholders' equity and generally accounted for in a manner similar to treasury stock. In certain situations, the corresponding deferred compensation liability should be recorded as a liability at the fair market value of the shares held in the trust and changes in the fair market value of the deferred compensation liability after September 30, 1998 should be recognized in earnings. The Company adopted EITF 97-14 as of September 30, 1998. The shares of the Company's stock are shown in stockholders' equity similar to treasury stock, at cost, and the deferred compensation obligation is recorded in liabilities at the fair market value of the shares in the trust. The difference between the cost and fair market value through September 30, 1998, has been presented as a separate component of stockholders' equity. In accordance with EITF 97-14, for the three and six month periods ended September 30, 1998, the Company recorded non-cash income of $240.

7.  Common Stock Split:

	On July 23, 1998 the Company declared a two-for-one stock split, paid September 25, 1998 to shareholders of record on September 9, 1998. Accordingly, all share and per share information has been retroactively restated to reflect the stock split, except for the number of shares presented in "Item 4, Submission of Matters to a Vote of Security Holders."

8. Restatement

The three and six month financial statements have been restated from the Company's original 10-Q filing to reflect the provisions of EITF 97-14. At September 30, 1998 the Company stock held in the rabbi trust is presented similarly to treasury stock in equity at a cost of $15,113 and the deferred compensation obligation is presented at the fair market value of the Company stock held in the trust of $35,107. The following is a summary of the impacts of applying the provisions of EITF 97-14:





                            Consolidated Statement of Earnings
                           Three Months                Six Months
                      Ended September 30, 1998   Ended September 30, 1998

                      As Reported   As Restated   As Reported   As Restated
Revenues             $247,603     $247,603     $496,346      $496,346
Operating Expenses    210,930      210,690      418,734       418,494
Income Taxes           14,973       15,069       31,548        31,644
Net Income             21,700       21,844       46,064        46,208

Earnings per Common
Share:

Basic              $      .39   $      .39   $      .83    $      .84
Diluted            $      .37   $      .37   $      .78    $      .78







		  Consolidated Statement of Financial Condition

                       September 30, 1998
                    As Reported   As Restated
Total Assets        $2,933,068    $2,941,474

Total Liabilities    2,389,557     2,424,664

Total Stockholder's
Equity                 543,511       516,810



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

Quarter Ended September 30, 1998 Compared to Quarter Ended September
30, 1997

In the second fiscal quarter ended September 30, 1998, the Company's net earnings increased 13% to $21.8 million from $19.3 million in the prior year's quarter. Revenues rose 12% to $247.6 million from $220.9 million in the corresponding quarter of the prior year. Basic earnings per share increased by 8% to $.39 from $.36. Diluted earnings per share increased by 12% to $.37 from $.33.

In accordance with Emerging Issues Task Force ("EITF")97-14, results for the second fiscal quarter ended September 30, 1998, include a non-cash decrease in deferred compensation expense of $.2 million related to a change to variable plan accounting treatment for a non-qualified deferred compensation stock plan and related compensation arrangements. See Notes 6 and 8 of Notes to Condensed Consolidated Financial Statements.

Excluding this adjustment, net earnings were $21.7 million up 12% from net earnings in the prior fiscal quarter. Basic earnings per share increased 8% to $.39 from $.36. Diluted earnings per share increased 12% to $.37 from $.33.

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

In the second fiscal quarter, in accordance with EITF 97-14, the Company incurred non-cash compensation income of $.2 million related to a change to variable plan accounting treatment for a non-qualified deferred compensation stock plan and related compensation arrangements. See Notes 6 and 8 of Notes to the Condensed
Consolidated Financial Statements.

Other expenses increased 17% to $20.1 million, primarily as a result of higher promotional expenses.

Interest revenue increased 31% to $40.0 million because of larger firm investment (predominantly funds segregated for regulatory purposes) and customer margin account balances.

Interest expense increased 30% to $23.4 million as a result of larger interest-bearing customer credit balances.

Income taxes rose 11% to $15.1 million because of an increase in pre-tax earnings. The effective tax rate decreased to 40.8% from 41.3% as a result of a decline in non-deductible foreign operating losses.

Six Months Ended September 30, 1998 Compared to Six Months Ended
September 30, 1997

The Company's revenues were $496.3 million, a 22% increase from revenues of $407.5 million in the corresponding period of the prior year. Net earnings rose 30% to $46.2 million from $35.6 million in the prior year's period. Basic earnings per share increased by 27% to $.84 from $.66. Diluted earnings per share increased 26% to $.78 from $.62.

In accordance with EITF 97-14, results for the six months ended September 30, 1998, include a non-cash decrease in deferred compensation expense of $.2 million related to a change to variable plan accounting treatment for a non-qualified deferred compensation stock plan and related compensation arrangements. See Notes 6 and 8 of Notes to Condensed Consolidated Financial Statements.

Excluding this charge, net earnings were $46.1 million up 30% from net earnings in the prior six month period. Basic earnings per share increased 26% to $.83 from $.66. Diluted earnings per share increased 26% to $.78 from $.62.

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

In the six months ended September 30, 1998, in accordance with EITF 97-14, the Company incurred non-cash compensation income of $.2 million related to a change to variable plan accounting treatment for a non-qualified deferred compensation stock plan and related compensation arrangements. See Notes 6 and 8 of Notes to the Condensed Consolidated Financial Statements.

Other expenses increased 15% to $37.1 million, primarily as a result of higher promotional expenses.

Interest revenue increased 40% to $80.1 million because of larger firm investment (predominantly funds segregated for regulatory purposes) and customer margin account balances.

Interest expense increased 46% to $47.6 million as a result of larger interest-bearing customer credit balances.

Income taxes rose 26% to $31.6 million because of an increase in pre-tax earnings. The effective tax rate decreased to 40.6% from 41.3% as a result of decreases in non-deductible foreign operating losses combined with a decline in the effective state tax rate.

Liquidity and Capital Resources

There has been no material change in the Company's financial position since March 31, 1998. A substantial portion of the Company's assets is liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed principally by free credit balances, equity capital, senior notes, bank lines of credit and other payables.

During the six months ended September 30, 1998, cash and cash equivalents increased $32.7 million. Cash flows from financing activities provided $75.4 million as a result of increased levels of short-term borrowings by the Company's mortgage banking affiliates. Investing activities used $52.5 million, principally as a result of an increase in fundings of resale agreements and purchases of equipment and leasehold improvements. Cash flows from operating activities provided $9.8 million, attributable to net earnings, adjusted for depreciation and amortization, and increased net customer payables, offset in part by higher levels of segregated cash and proprietary securities inventories and a decline in operating liabilities.

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







<Page 15>


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


					   LEGG MASON, INC.
					   (Registrant)


	  DATE: 6/4/99                           /s/Timothy C. Scheve
                                          Timothy C. Scheve
                                          Executive Vice President




	  DATE: 6/4/99                           /s/Charles J. Daley, Jr.
                                          Charles J Daley, Jr.
                                          Principal Accounting Officer







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





