Form 10-K
period 1999-03-31
LEGG MASON INC
filed 1999-06-28
CIK 704051

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
    X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  -----
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended March 31, 1999

                                       OR

  -----           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to

                           Commission File No. 1-8529
                             ----------------------

                                LEGG MASON, INC.
             (Exact name of registrant as specified in its charter)
                             ---------------------

         Maryland                                        52-1200960
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

           100 Light Street                                21202
         Baltimore, Maryland                             (Zip Code)
(Address of principal executive offices)

       Registrant's Telephone Number, Including Area Code: (410) 539-0000
                             ----------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
         Title of each class                       on which registered
         -------------------                      ---------------------
    Common Stock, $.10 par value                 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No    .
                                              ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of May 18, 1999, the aggregate market value of the registrant's common stock held by non-affiliates was $1,873,409,000.

         As of May 18, 1999, the number of shares outstanding of the registrant's common stock was 56,507,106

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement dated June 17, 1999 are incorporated by reference into Part III.

================================================================================

                                Part I

Item 1.               BUSINESS.

GENERAL

             Legg Mason, Inc. is a holding company which, through its subsidiaries, is engaged in investment management of institutional and individual accounts and Company-sponsored mutual funds, securities brokerage and trading, investment banking for corporations and municipalities, commercial mortgage banking and other related financial services.

             The Company's principal investment advisory subsidiaries are Legg Mason Fund Adviser, Inc., which serves as investment adviser to or manager of Company-sponsored mutual funds; Western Asset Management Company, which manages fixed income assets for institutional clients; Brandywine Asset Management, Inc., which primarily manages equity portfolios for institutional and high net worth individual clients; Batterymarch Financial Management, Inc., which manages U.S., international and emerging markets equity portfolios for institutional clients; Bartlett & Co., which manages equity, balanced and fixed income portfolios for high net worth individuals and institutional clients; Legg Mason Capital Management, Inc., which manages equity and fixed income portfolios for individual and institutional accounts; Gray, Seifert & Co., Inc., which primarily manages equity portfolios for wealthy individual, family group, endowment and foundation clients; and Western Asset Global Management Limited, which manages international fixed income and currency assets for institutional clients. In addition to Legg Mason Fund Adviser, all of the above firms also serve as investment advisor to Company-sponsored mutual funds and/or other Company-structured investment products.

             As of March 31, 1999, the Company's investment advisory subsidiaries had approximately $89 billion of assets under management, of which approximately 38% were equity assets and approximately 62% were fixed income assets.

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

             The Company's real estate finance subsidiary is Legg Mason Real Estate Services, Inc., which is primarily engaged in commercial mortgage banking and commercial loan servicing. On April 1, 1999, Legg Mason Dorman & Wilson, Inc., the Company's other real estate finance subsidiary, was merged into Legg Mason Real Estate Services, Inc.

             See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Business Description" for the revenues and pre-tax earnings of each of the Company's business segments.

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

REGISTRATIONS AND EXCHANGE MEMBERSHIPS

             Legg Mason Wood Walker and Howard Weil are registered as broker-dealers with the Securities and Exchange Commission ("SEC"), are members of the New York Stock Exchange, Inc. ("NYSE"), the New York Futures Exchange, Inc., the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investors Protection Corporation ("SIPC"), and are registered as futures commission merchants with the Commodity Futures Trading Commission. In addition, Legg Mason Wood Walker is a member of the Philadelphia, Pacific, Cincinnati, Boston and Chicago Stock Exchanges.

BROKERAGE OFFICES

    The following table reflects, as of March 31, 1999, certain information with respect to the Company's securities brokerage offices.

                                                    Number of
                                                    Financial          Number of
              Location                              Advisors            Offices
              --------                              ---------          ---------
         United States:
              Maryland                                    292              17
              Pennsylvania                                203              23
              Virginia                                    108              13
              Louisiana                                    90              10
              North Carolina                               71              10
              Florida                                      63              10
              Massachusetts                                60               3
              Texas                                        45               5
              Ohio                                         44               6
              New York                                     42               3
              New Jersey                                   38               5
              District of Columbia                         36               1
              Alabama                                      27               3
              Connecticut                                  17               3
              South Carolina                               17               3
              Maine                                        16               1
              Mississippi                                  15               3
              West Virginia                                15               2
              Delaware                                      9               1
              Tennessee                                     6               1
              Rhode Island                                  6               1
              Illinois                                      4               1
              California                                    3               1

         United Kingdom:
              London                                        6               1

         Switzerland:
              Geneva                                        7               1
                                                    ---------           -----

                                     Total              1,240             128
                                                    =========           =====

REVENUES BY SOURCE

              The following table sets forth certain information regarding the revenues of the Company by source.

                                                                   LEGG MASON, INC. AND SUBSIDIARIES (1)

                                                                            Years Ended March 31,
                                            ---------------------------------------------------------------------------------------
                                                      1997                           1998                            1999
                                                      ----                           ----                            ----
                                                                         (Dollars in thousands)
                                              AMOUNT        PERCENT         AMOUNT          PERCENT          AMOUNT        PERCENT
                                             --------       -------        ---------        -------         ---------      -------
Investment Advisory and
  Related Fees                               $ 208,243         31.3%       $ 295,645           33.3%        $ 390,216         37.3%

Commissions
  Listed and Over-the-Counter                  124,841         18.8          164,022           18.4           187,560         17.9
  Mutual Funds                                  41,054          6.2           48,687            5.5            57,586          5.5
  Insurance and Annuities                       20,436          3.1           22,613            2.5            26,172          2.5
  Options and Commodities                        3,649          0.5            5,962            0.7             7,818          0.8
                                          ------------  -----------     -------------   -----------     -------------  -----------

              Total                            189,980         28.6          241,284           27.1           279,136         26.7
                                          ------------  -----------     -------------   -----------     -------------  -----------

Principal Transactions (2)
  Customer Related:
    Government and Agency                       14,660          2.2           15,405            1.7            17,631          1.7
    Municipal                                   15,662          2.4           17,102            1.9            22,387          2.1
    Corporate Debt                               8,437          1.3           11,301            1.3            15,580          1.5
    Over-the-Counter                            31,327          4.7           34,179            3.9            26,976          2.6
                                          ------------  -----------     -------------   -----------     -------------  -----------

                                                70,086         10.6           77,987            8.8            82,574          7.9
                                          ------------  -----------     -------------   -----------     -------------  -----------

  Dealer Related:
    Government and Agency                        1,602          0.2            2,312            0.3             2,575          0.2
    Municipal                                       46            -            1,159            0.1               816          0.1
    Corporate Debt                                 295            -            1,035            0.1             1,645          0.2
    Over-the-Counter                             1,152          0.2            4,255            0.5             6,495          0.6
                                          ------------  -----------     -------------   -----------     -------------  -----------

                                                 3,095          0.4            8,761            1.0            11,531          1.1
                                          ------------  -----------     -------------   -----------     -------------  -----------

              Total                             73,181         11.0           86,748            9.8            94,105          9.0
                                          ------------  -----------     -------------   -----------     -------------  -----------

Investment Banking (3)
  Corporate                                     63,850          9.6           90,123           10.1            66,640          6.4
  Municipal                                      8,212          1.2            7,015            0.8             9,478          0.9
                                          ------------  -----------     -------------   -----------     -------------  -----------

              Total                             72,062         10.8           97,138           10.9            76,118          7.3
                                          ------------  -----------     -------------   -----------     -------------  -----------

Interest Income                                 84,129         12.7          127,268           14.3           160,292         15.3

Other Sources (4)                               37,006          5.6           40,977            4.6            46,139          4.4
                                          ------------  -----------     -------------   -----------     -------------  -----------

              Total Revenues                 $ 664,601        100.0%       $ 889,060          100.0%       $1,046,006        100.0%
                                          ============  ===========     =============   ===========     =============  ===========

(1) All financial information includes the results of Brandywine Asset Management, Inc., acquired on a pooling of interests basis on January 16, 1998.
(2) Principal transactions (securities transactions in which the Company buys for or sells from its own inventory) are classified as "Customer Related" when such transactions are effected with a customer of the Company (whether an individual or institutional investor) and as "Dealer Related" when such transactions are effected with another dealer.
(3) Principally selling concessions from underwriting participations and fees from managed and co-managed offerings.
(4) Includes revenues from mortgage servicing and loan originations (1997:
    $16,922; 1998: $21,475; 1999: $22,618).

INVESTMENT ADVISORY BUSINESS SEGMENT

                  The Investment Advisory business segment provides investment advisory services to Company-sponsored mutual funds and asset management for institutional and individual clients.

         COMPANY-SPONSORED MUTUAL FUNDS

                  Through various subsidiaries, the Company sponsors and serves as investment advisor and distributor for domestic and international equity, fixed-income and money market mutual funds and offshore investment funds. As of March 31, 1998 and 1999, the aggregate net assets of all of these proprietary funds were approximately $13.8 billion and $20.8 billion, respectively.

                  For the fiscal years ended March 31, 1997, 1998 and 1999, the Company received approximately $37.8 million, $66.5 million and $102.7 million, respectively, in asset-based sales charges from its proprietary mutual funds and offshore investment funds.

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

                  Western Asset Management Company manages fixed-income assets for institutional clients. At March 31, 1998 and 1999, Western managed assets with a value of approximately $39.6 billion and $49.2 billion, respectively.

                  Brandywine Asset Management, Inc. primarily manages equity portfolios for institutional and high net worth individual clients. At March 31, 1998 and 1999, Brandywine managed assets with a value of approximately $8.2 billion and $7.0 billion, respectively.

                  Bartlett & Co. manages equity, balanced and fixed-income portfolios for high net worth individuals and institutional clients. At March 31, 1998 and 1999, Bartlett managed assets with a value of approximately $3.1 billion and $3.0 billion, respectively.

                  Gray, Seifert & Co., Inc. primarily manages equity portfolios for wealthy individuals and family groups, endowments and foundations. At March 31, 1998 and 1999, Gray Seifert managed assets with a value of approximately $1.4 billion and $1.2 billion, respectively.

                  Batterymarch Financial Management, Inc. manages U.S., international and emerging markets equity portfolios for institutional clients. At March 31, 1998 and 1999, Batterymarch managed assets with a value of approximately $4.3 billion and $4.5 billion, respectively.

                  Western Asset Global Management Limited manages international fixed-income and currency assets for institutions worldwide. At March 31, 1998 and 1999, Western Asset Global managed assets with a value of approximately $1.9 billion and $3.3 billion, respectively.

                  Legg Mason Capital Management, Inc. manages equity and fixed-income portfolios for individual and institutional clients. At March 31, 1998 and 1999, this subsidiary managed assets with values of approximately $2.7 billion and $4.3 billion, respectively.

                  The Company has revenue sharing agreements with Legg Mason Fund Adviser, Western Asset Management Company, Brandywine, Bartlett and Gray Seifert and/or certain of their key officers pursuant to which a specified percentage of the subsidiary's revenues is required to be distributed to Legg Mason, Inc., and the balance of the revenues is retained to pay operating expenses, including salaries and bonuses, with specific expense and compensation allocations being determined by the subsidiary's management.

                  The Company is terminating the operations of its Fairfield Group, Inc. subsidiary. Fairfield's Navigator REPO/LINE, a service structured to meet the specialized investment needs of banks and bank trust departments, was assigned to a third party in May 1999.

PRIVATE CLIENT BUSINESS SEGMENT

         The Private Client business segment, principally consisting of the operations of Legg Mason Wood Walker, distributes a wide range of financial products through its branch distribution network, including equity and fixed income securities, proprietary and non-affiliated mutual funds and annuities.

         RETAIL SECURITIES BUSINESS

                  For the fiscal years ended March 31, 1997, 1998 and 1999, revenues derived from securities transactions for individual investors (excluding interest on margin accounts) constituted approximately 84%, 83% and 82%, respectively, of total revenues from securities transactions and 37%, 34% and 30%, respectively, of the Company's total revenues. Management believes that such services will continue to be a significant source of revenues in the foreseeable future, although the percentage of total revenues may continue to decrease primarily as a result of increases in investment advisory and investment banking revenues. Retail commissions are charged on both exchange and over-the-counter ("OTC") transactions in accordance with a schedule which the Company has formulated and may change from time to time. Discounts from the schedule are granted in certain cases. The Company also offers certain account arrangements under which a single fee is charged based on a percentage of the assets held in a customer's account and no commissions are charged on a transaction-by-transaction basis. This fee covers all execution and advisory services, including advisory services provided by the Company's investment advisory affiliates and selected independent advisory firms. In addition, the Company provides asset allocation and advisor performance and selection consultation services. When OTC transactions are executed by the Company as a dealer, the Company receives, in lieu of commissions, mark-ups or mark-downs that are included in the "Revenues by Source" table as customer-related principal transactions. The Company has dealer-sales agreements with major distributors that offer mutual fund shares through broker-dealers. In addition, the Company sells shares of Company-sponsored mutual funds. See "Investment Advisory Business Segment--Company-Sponsored Mutual Funds."

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

                  Interest is charged on amounts borrowed by customers (debit balances) to finance their margin transactions. The rate of interest charged to customers is the prime rate plus or minus an additional amount that varies depending upon the size of the customer's average debit balance. Interest income derived from these sources constituted approximately 5%, 6% and 6% of the Company's total revenues for the fiscal years ended March 31, 1997, 1998 and 1999, respectively. Interest is also earned on securities owned by the Company and on operating and segregated cash balances.

                  Free credit balances (excess funds kept by customers in their brokerage accounts) is the primary source of funds used to finance customers' margin account borrowings. Legg Mason Wood Walker pays interest on certain free credit balances in customers' accounts when the customer has indicated that the funds will be used for reinvestment at a future date. In fiscal 1999, Legg Mason
Wood Walker paid interest on approximately 94% of customer free credit balances.

         INSURANCE BROKERAGE AND FINANCIAL PLANNING

                  Approximately 1,100 of the Company's financial advisors are licensed to sell insurance. Legg Mason Financial Services, Inc., a wholly-owned subsidiary of the Company, acts as general agent for several life insurance companies and sells fixed and variable annuities and insurance. The Company also offers comprehensive financial planning services to individuals. See "Revenues by Source" for information regarding revenue generated by insurance brokerage activities.

         OTHER SERVICES

                  At March 31, 1999, the Company served as a non-bank custodian for approximately 245,000 IRA's, 26,000 Simplified Employee Pension Plans and 9,000 Qualified Plans.

                  Legg Mason Trust Company, a state chartered, non-depository bank, provides services as a trustee for trusts established by the Company's individual and employee benefit plan clients. The Company provides brokerage and advisory services for a significant portion of the assets held in the Trust Company's accounts. The Company's application to establish a unitary thrift institution with authority to exercise trust powers was granted by the United States Office of Thrift Supervision on May 21, 1999, subject to satisfaction of certain conditions. The Company expects to establish the thrift, to be named Legg Mason Trust Bank, F.S.B., during fiscal year 2000. Legg Mason Trust Company will be merged into the new entity, which will continue to provide the same trust services as are presently provided by Legg Mason Trust Company.

CAPITAL MARKETS BUSINESS SEGMENT

                  The Capital Markets business segment, which is conducted through Legg Mason Wood Walker and Howard Weil, consists of the Company's equity and fixed income institutional sales and trading, syndicate, corporate and public finance activities.

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

                  Transactions are executed by the Company acting as broker or as principal. The Company permits discounts from its commission schedule to its institutional customers. The size of such discounts varies with the size of particular transactions and other factors. For the fiscal years ended March 31, 1997, 1998 and 1999, revenues derived from securities transactions for institutional investors constituted approximately 16%, 17% and 18%, respectively, of total revenues from securities transactions and 7% of the Company's total revenues in each year.

         PRINCIPAL TRANSACTIONS

                  The Company makes primary markets in equity securities that are traded OTC, particularly securities of companies located in the Mid-Atlantic and Mid-South regions. The Company is also an active market maker and distributor of municipal bonds, particularly bonds issued by municipalities located in the Mid-Atlantic and Mid-South regions.

                  As of March 31, 1999, the Company made markets in equity securities of approximately 400 corporations, including corporations for which the Company has acted as a managing or co-managing underwriter. The Company has 46 traders involved in trading corporate equity and debt securities, 22 in trading municipal securities, and 11 in trading government securities.

                  The Company's market-making activities are also conducted with other dealers, and with institutional and individual customers of its branch office system. Mark ups and mark downs from market-marking activities are allocated to the Private Client business segment when the transaction involves an individual client. In making markets in equity and debt securities, the Company maintains positions in such securities to service its customers and accordingly exposes its own capital to the risk of fluctuations in market value. While the Company seeks to avoid substantial market risk, and may engage in hedging transactions to minimize risk, it does, nonetheless, realize profits and losses from market fluctuations. Trading profits (or losses) depend upon the skills of the employees engaged in market making, the amount of capital allocated to positions in securities and the general level of activity and trend of prices in the securities markets.

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

                                              Managed or Co-Managed Offerings
                           --------------------------------------------------------------------------
Calendar Year                     Number Of Issues                     Amount Of Offering
-------------              ------------------------           ---------------------------------------
                           Corporate      Municipal              Corporate               Municipal
                           ---------      ---------           --------------           --------------
     1994                      24              227            $3,764,956,000           $5,779,156,000
     1995                      22              165               958,377,000            4,112,580,000
     1996                      33              258             3,808,000,000            5,555,638,000
     1997                      76              224             8,453,000,000            7,208,000,000
     1998                      45              223             8,090,054,000            8,381,696,000

                                                  Underwriting Participations
                          ---------------------------------------------------------------------------
Calendar Year                  Number Of Issues                       Amount Of Participation
-------------              ------------------------           ---------------------------------------
                           Corporate      Municipal              Corporate               Municipal
                           ---------      ---------           --------------           --------------
     1994                     411              309            $  776,258,000           $1,187,236,000
     1995                     354              232               675,257,000              627,973,000
     1996                     427              246             1,313,233,000              587,548,000
     1997                     298              198             1,380,000,000              936,668,000
     1998                     153              237               827,443,000            1,476,674,000

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

                  At March 31, 1999, the Company had 102 professionals engaged in investment banking activities, including 80 in corporate finance and 22 in municipal finance.

         MERCHANT BANKING

                  Legg Mason Merchant Banking, Inc. manages private equity funds sponsored by the Company. As of March 31, 1999, Legg Mason Merchant Banking, Inc. managed approximately $25 million of invested capital for Legg Mason Capital Partners, L.P., a private equity fund raised by the Company in September 1996.

OTHER BUSINESS SEGMENT

                  The Other businesses are principally the Company's real estate business, conducted through Legg Mason Real Estate Services, Inc., and unallocated corporate revenues and expenses.

         MORTGAGE BANKING AND REAL ESTATE SERVICES

                  Legg Mason Real Estate Services, Inc. ("LMRES") is engaged in the commercial mortgage banking business. On April 1, 1999, Legg Mason Dorman & Wilson, Inc. was merged into LMRES. The firm originates, structures, places and services commercial mortgages on income-producing properties for insurance companies, pension funds and other investors. LMRES is also engaged in the business of managing commercial mortgage portfolios on behalf of pension funds, with a major portion of this business consisting of management services provided to four public pension funds. In addition, LMRES provides real estate consulting services, specializing in sports arena and facility feasibility, analysis and financing, as well as in providing corporate real estate services and equity sales. LMRES' headquarters are located in Philadelphia, Pennsylvania, and it has offices located in the Mid-Atlantic and Southeastern regions of the United States.

                  As of March 31, 1998 and 1999, prior to the merger of LMRES and Legg Mason Dorman & Wilson, Inc., the commercial mortgage servicing portfolio of LMRES was $4.6 billion and $4.6 billion, respectively, and of Legg Mason Dorman & Wilson was $4.9 billion and $4.3 billion, respectively.

RESEARCH

                  The Company employs approximately 40 analysts who develop investment recommendations and market information with respect to companies and industries. Legg Mason Wood Walker's research generally focuses on the identification of securities of financially sound, well-managed companies that appear to be undervalued in relation to their long-term earning power or the value of underlying assets. Legg Mason refers to this investment strategy as the "Value Approach" to investing. Legg Mason Wood Walker's research also covers certain other companies and industries. Howard Weil's analysts concentrate on the oil and gas exploration, pipeline and service industries. The Company's research services are supplemented by research services purchased from outside firms.
                  The Company's clients do not pay for research services directly, although the Company is often compensated for its research services by institutional clients through the direction of brokerage transactions to the Company for execution. The Company believes that its research activities are extremely important in attracting and retaining institutional and individual brokerage clients.

ADMINISTRATION

                  Administrative and operations personnel are responsible for the processing of securities transactions; receipt, identification and delivery of funds and securities; internal financial controls; office services; custody of customers' securities and the handling of margin accounts. At March 31, 1999, the Company had approximately 340 full-time employees performing such functions.

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

                  Legg Mason Wood Walker executes and clears securities transactions as a member of the NYSE and various regional exchanges, and a participant in both The Depository Trust Company and National Securities Clearing Corporation. Legg Mason Wood Walker also provides clearing services to affiliated and unaffiliated broker-dealers.

                  During the past several years the Company has increased its staff and expenditures on technology, especially as it relates to expanding its client support and building new business opportunities using the Internet.

                  The Company believes that its internal controls and safeguards are adequate, although fraud and misconduct by customers and employees and the possibility of theft of securities are risks inherent in the securities industry. As required by the NYSE and certain other authorities, the Company carries a fidelity bond covering loss or theft of securities as well as forgery of checks and drafts and embezzlement and misplacement of securities. See "Item
7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources -- Year 2000 Processing Issue" regarding the potential impact of "Year 2000" issues.

EMPLOYEES

                  At March 31, 1999, the Company had approximately 4,350 employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory. However, competition for experienced financial services personnel, especially financial advisors and investment management professionals, is keen and from time to time the Company may experience a loss of valuable personnel.

                  The Company recognizes the importance of hiring and training financial advisors. The Company trains new financial advisors who are required to take examinations given by the NYSE, the NASD and various states in order to be registered and qualified, and maintains ongoing training for financial advisors.

COMPETITION

                  The Company is engaged in an extremely competitive business. Its competition includes, with respect to one or more aspects of its business, numerous national, regional and local broker-dealer and investment advisory firms, and commercial banks and thrift institutions. Many of these organizations have substantially greater personnel and financial resources than the Company. Discount brokerage firms oriented to the retail market, including firms affiliated with banks and mutual fund organizations and on-line brokerage firms, are devoting substantial funds to advertising and direct solicitation of customers in order to increase their share of commission dollars and other securities-related income. In many instances, the Company is competing directly with such organizations. The Company also competes for investment funds with banks, insurance companies and investment companies. The principal competitive factors relating to the Company's business are the quality of advice and services provided to investors and the price of those services.

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

                  The Company's investment advisory subsidiaries and the Company-sponsored mutual funds are also subject to extensive federal regulation by the SEC. The investment advisory subsidiaries of the Company are registered as investment advisers with the SEC. The investment advisory subsidiaries are also required to make notice filings in certain states. Virtually all aspects of the investment advisory business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit the investment advisory clients and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict an investment adviser from carrying on its investment advisory business in the event that it fails to comply with such laws and regulations. Possible sanctions which may be imposed for such failure include the suspension of individual employees, limitations on the investment advisory subsidiary engaging in the investment advisory business for specified periods of time, the revocation of registrations, other censures and fines.

                  The Company's broker-dealer subsidiaries are required by federal law to belong to the SIPC. When the SIPC fund falls below a certain amount, members are required to pay annual assessments of up to 1% of adjusted gross revenues. As a result of adequate fund levels, the Company's broker-dealer subsidiaries each were required to pay the minimum annual assessment of $150 in fiscal 1999. The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. The Company purchases insurance that provides additional protection for securities of up to $24,500,000 per customer.

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

                  Rule 15c3-1 provides that a broker-dealer doing business with the public shall not permit its aggregate indebtedness to exceed 15 times its net capital (the "primary method") or, alternatively, that it not permit its net capital to be less than 2% of its aggregate debit items (primarily receivables from customers and broker-dealers) computed in accordance with Rule 15c3-1. As of March 31, 1999, the Company's broker-dealer subsidiaries had aggregate net capital of $206.0 million, which exceeded the minimum net capital requirements by $186.5 million.

                  Under NYSE Rule 326, Legg Mason Wood Walker as a member organization that carries customer accounts, would be required to reduce its business activities if its net capital, as defined, was less than 4% of aggregate debit items, as defined, and would be precluded from expanding its business if its net capital was less than 5% of aggregate debit items.

                  Compliance with applicable net capital rules could limit operations of the Company's broker-dealer subsidiaries, particularly operations such as underwriting and trading activities that require use of significant amounts of capital. A significant operating loss or an extraordinary charge against net capital could adversely affect the ability of the broker-dealers to expand or even maintain their present levels of business. See Note 16 of Notes to Consolidated Financial Statements in Item 8 of this Report.

OUTSTANDING SUBORDINATED LIABILITIES

                  Legg Mason Wood Walker has incurred subordinated liabilities ("Subordinated Liabilities") which it is permitted to treat as capital for the purposes of the Uniform Net Capital Rule and NYSE Rules 325 and 326. The Subordinated Liabilities instruments issued by Legg Mason Wood Walker provide that such liabilities shall be subordinated in right of payment to the prior payment in full, or provision for such payment, of all obligations to all other present and future creditors of Legg Mason Wood Walker (except for other Subordinated Liabilities similarly subordinated). At March 31, 1999, Legg Mason Wood Walker had $35.0 million of Subordinated Liabilities outstanding, due to Legg Mason, Inc. The Subordinated Liabilities may, with the prior written consent of the NYSE, be prepaid in whole or in part at any time after such Subordinated Liabilities have been outstanding for more than one year. Legg Mason Wood Walker may not pay or permit the payment or withdrawal of any Subordinated Liability if, after giving effect to such payment or withdrawal, its net capital would be less than 5% (6% in the case of the Subordinated Liability due to Legg Mason, Inc.) of aggregate debit items. See Note 16 of Notes to Consolidated Financial Statements in Item 8 of this Report.

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

                  Fluctuating Securities Volume and Prices

                  The securities industry is subject to substantial fluctuations in volume and price levels of securities transactions. These fluctuations can occur on a daily basis as well as over longer periods as a result of national and international economic and political events, and broad trends in business and finance, as well as interest rate movements. Reduced volume and prices generally result in lower brokerage and investment banking revenues, as well as losses from trading as principal and from underwriting. Profitability is adversely affected in periods of reduced volume because fixed costs remain relatively unchanged. To the extent that purchases of securities are permitted to be made on margin, securities firms also are subject to risks inherent in extending credit, especially during periods of rapidly declining markets, in that a market decline could reduce collateral value below the amount of a customer's indebtedness. In the past, heavy trading volume has caused clearance and processing problems for many securities firms, and this could occur in the future. In addition, there is risk of loss from errors that can occur in the execution and settlement process. See "Administration."

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

                  An increasing number of firms, including on-line brokerage firms and affiliates of banks and mutual fund organizations, that offer discount brokerage services to retail customers have been established in recent years. These firms generally effect transactions at substantially lower commission rates on an "execution only" basis, including through the Internet, without offering other services such as investment and financial advice and research that are provided by "full-service" brokerage firms such as the Company.
Some of these discount brokerage firms have increased the range of services that they offer. Continued increases in the number of discount brokerage firms and services provided by such firms may adversely affect the Company.

                  Furthermore, certain full-service brokerage firms have begun to provide certain discount services, including on-line trading over the Internet. In response to the substantial recent growth in the availability of, and investor demand for, on-line securities trading, the Company intends to offer its clients the ability to execute certain securities transactions on-line during fiscal year 2000. The growing demand for and availability of on-line securities trading, including the Company's intended provision of on-line trading services at competitive prices, may have an adverse effect on the Company's retail business.

                  Certain institutions, notably commercial banks and thrift institutions, have become a competitive factor in the securities industry by offering certain investment banking and corporate and individual financial services traditionally provided only by securities firms. The Federal Reserve Board has approved applications of major commercial banks to underwrite and deal in certain types of securities that such banks had not been permitted to underwrite and deal in previously, subject to limitations on the resulting underwriting volume and market share. Commercial banks, generally, are expanding their securities activities, as well as their activities relating to the provision of financial services, and are deriving more revenue from such activities. In addition, legislation proposing repeal of statutes that limit the securities, insurance and other non-banking activities of any company that controls an insured bank came closer to passage last year than any financial modernization bill to date and resolved certain issues that had long stood as obstacles to the progress of prior modernization bills. Continued expansion of the type and extent of competitive services that banks and other institutions offer or further repeal or modification of administrative or legislative barriers may adversely affect securities firms such as the Company that are heavily oriented to individual retail customers.

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

Item 2.           PROPERTIES.

                  The Company currently leases all of its office space. The Company's headquarters, Baltimore sales office and operations functions are located in an office building in which the Company is the major tenant, currently occupying approximately 344,000 square feet. The initial term of the lease will expire in 2009 and annual base rent is approximately $7.3 million. The lease has two renewal options of eight years each.

                  Information concerning the location of the Company's sales offices is contained in Item 1 of this Report. See Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Item 3.           LEGAL PROCEEDINGS.

                  In November 1998, the United States District Court for the Southern District of New York approved a settlement in the litigation captioned IN RE: NASDAQ MARKET-MAKERS ANTITRUST LITIGATION in which Legg Mason Wood Walker together with other defendants in the litigation have agreed to pay an aggregate $1.027 billion to the plaintiffs in such litigation. Legg Mason Wood Walker's share of the total settlement amount was approximately $2.8 million.

                  In January 1999, the SEC issued an order accepting Legg Mason Wood Walker's offer of settlement to certain related public administrative proceedings, which imposed sanctions on Legg Mason Wood Walker, including a $425,000 civil penalty, in connection with Legg Mason Wood Walker's activities as a market-maker in certain securities quoted on The Nasdaq Stock Market.

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

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.

Item 4A.          EXECUTIVE OFFICERS OF THE COMPANY.

                  Information (not included in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders) regarding certain executive officers of the Company is as follows:

                  F. Barry Bilson, age 46, was elected Senior Vice President of the Company in October 1998. Mr. Bilson was Vice President-Finance of the Company from June 1984 through October 1998, and he served as Controller of the Company from October 1983 until September 1988, and as Controller of Legg Mason Wood Walker from April 1981 to September 1988. Mr. Bilson has served in various financial management capacities since joining the Company in 1981, and presently has responsibility for business development projects and proprietary mutual fund accounting. Mr. Bilson is a certified public accountant.

                  Robert G. Donovan, age 54, was elected an Executive Vice President of the Company in January 1998 and of Legg Mason Wood Walker in February 1998. He became a Senior Vice President of Legg Mason Wood Walker in 1990. Mr. Donovan has responsibility for the securities brokerage operations function of Legg Mason Wood Walker.

                  Robert A. Frank, age 49, became Executive Vice President of the Company and Executive Vice President, Director of Research and Co-head of the Capital Markets Committee of Legg Mason Wood Walker in August 1996. From 1975 until he joined the Company, he was employed by Alex. Brown Incorporated in various capacities, including as a Managing Director and Head of the Real Estate Securities Research Group. Mr. Frank is a former Governor of the National Association of Real Estate Investment Trusts, past president of the Real Estate Analyst Group of New York, a Fellow of the Financial Analysts Federation and a trustee of the Mid-Atlantic Realty Trust.

                  Theodore S. Kaplan, age 56, became Senior Counsel of the Company in November 1998 and became Senior Vice President of the Company in April 1993. He served as General Counsel of the Company from April 1993 until November 1998.

                  Robert F. Price, age 51, became Senior Vice President and General Counsel of the Company and Legg Mason Wood Walker in November 1998. From September 1991 through August 1997, Mr. Price was Secretary and General Counsel of Alex. Brown Incorporated. From September 1997 until October 1998, Mr. Price was a Managing Director of BT Alex. Brown Incorporated, a wholly owned subsidiary of Bankers Trust Corporation.

                  Timothy C. Scheve, age 41, has been Executive Vice President of the Company and of Legg Mason Wood Walker since January 1998 and was Treasurer of the Company from January 1992 to April 1999 and of Legg Mason Wood Walker from August 1992 to January 1999. He became a Vice President of the Company in July 1993 and a Senior Vice President of Legg Mason Wood Walker in August 1994. Mr. Scheve has served in various financial and administrative capacities since joining the Company in 1984, and presently has primary responsibility for the Company's administrative functions.

                  Andrew M. Silton, age 45, became a Senior Vice President of the Company in May 1998. He has various responsibilities in connection with the Company's investment management activities. From January 1996 until December 1997, Mr. Silton was the President of Trade Street Investment Associates, a registered investment adviser. From April 1994 until December 1997, he was a Senior Vice President of NationsBank Corporation responsible for oversight of asset management and trust operations and, from May 1993 until April 1994, he was the President of Cooperative Ventures, a financial services consulting firm.

                  Elisabeth N. Spector, age 51, became a Senior Vice President of the Company and Legg Mason Wood Walker in January 1994. She has general responsibilities in business and financial strategy. From November 1989 until she joined the Company, Ms. Spector was employed by the Resolution Trust Corporation, where, among other things, she served as the initial Director of the RTC's Capital Markets Division.

                  Edward A. Taber III, age 55, became an Executive Vice President of the Company in September 1992 and a Senior Executive Vice President in July 1995. He has overall responsibility for the Company's investment management activities. Mr. Taber is a Director of the Legg Mason Value Trust, Inc., the Legg Mason Total Return Trust, Inc., the Legg Mason Special Investment Trust, Inc. and LM Institutional Fund Advisors I, Inc., Chairman and President of LM Institutional Fund Advisors II, Inc., a trustee of the Legg Mason Tax-Free Income Fund and the Legg Mason Cash Reserve Trust, President of the Legg Mason Income Trust, Inc., President and a director of the Legg Mason Global Trust, Inc. and the Legg Mason Investors Trust, Inc.

                                     PART II

Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

                  Shares of Legg Mason, Inc. common stock are listed and traded on the New York Stock Exchange (symbol LM). As of March 31, 1999, there were 2,151 shareholders of record of the Company's common stock. Information with respect to the Company's dividends and stock prices is as follows:

                                                                       Quarter ended*
--------------------------------------------------------------------------------------------------------
                                            Mar. 31           Dec. 31           Sept. 30         June 30
--------------------------------------------------------------------------------------------------------
FISCAL 1999
Cash dividend per share                      $.065             $.065             $.065            $.055
Stock price range:
  High                                      35.875            31.563            31.344           32.281
  Low                                       26.438            17.313            20.156           26.813

FISCAL 1998
Cash dividend per share                      $.055             $.055             $.055            $.049
Stock price range:
  High                                      31.938            28.156            27.000           20.250
  Low                                       23.375            22.469            19.531           15.750
--------------------------------------------------------------------------------------------------------

*Adjusted to reflect the 2-for-1 stock split paid September 1998.

Item 6.           SELECTED FINANCIAL DATA*

(Dollars in thousands except per share amounts)

                                                                 Years ended March 31,
                                          1999            1998           1997            1996           1995
------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Revenues                            $1,046,006      $  889,060     $  664,601      $  533,343     $  404,234
Expenses                               897,231         760,681        568,391         468,792        375,959
------------------------------------------------------------------------------------------------------------
Earnings before income taxes           148,775         128,379         96,210          64,551         28,275
Income taxes                            59,441          52,258         39,018          26,270         11,673
------------------------------------------------------------------------------------------------------------
Net earnings                        $   89,334      $   76,121     $   57,192      $   38,281     $   16,602
------------------------------------------------------------------------------------------------------------
PER COMMON SHARE**
Basic earnings                      $     1.64      $     1.40     $     1.12      $      .86     $      .40
Diluted earnings                    $     1.55      $     1.31     $     1.02      $      .73     $      .36
Dividends declared                  $     .250      $     .214     $     .191      $     .176     $     .161
Book value                          $    10.08      $     9.08     $     7.85      $     6.55     $     5.64
Average shares outstanding:
   Basic                            54,336,821      54,430,958     51,138,256      44,314,062     41,090,006
   Diluted                          57,656,632      58,006,668     55,985,412      54,785,496     53,509,876
------------------------------------------------------------------------------------------------------------
FINANCIAL CONDITION
Total assets                        $3,473,687     $ 2,832,329     $1,886,736      $1,320,820     $  829,538
Senior notes                        $   99,676     $    99,628     $   99,581      $   99,534             --
Subordinated liabilities                    --              --             --      $   68,000     $  102,487
Total stockholders' equity          $  554,177     $   500,095     $  423,039      $  302,189     $  233,061
============================================================================================================

 *  Restated to reflect all pooling of interests transactions.
**  Adjusted to reflect all stock splits.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

BUSINESS DESCRIPTION
Legg Mason, Inc. and its subsidiaries (the "Company") are principally engaged in providing investment advisory, securities brokerage, investment banking, and commercial mortgage banking services to individuals, institutions, corporations and municipalities. The Company's profitability is sensitive to a variety of factors including the volume of trading in securities, the volatility and general level of market prices, and the demand for investment banking and mortgage banking services.
   In fiscal 1999, U.S. equity markets achieved record trading volume and price levels, principally because of continuing economic growth, stable interest rates, gains in corporate earnings and modest inflation. As a result, the Company achieved a fourth consecutive year of record revenues and net earnings, attributable to growth in its investment advisory and securities brokerage businesses.
   Total assets under management for institutions, Company-sponsored mutual funds and private accounts managed by the Company's subsidiaries were $89 billion at March 31, 1999, up 25% from $71 billion a year earlier. Earnings from investment advisory services tend to be more stable than those from securities brokerage and investment banking activities because they are less affected by changes in securities market conditions. Revenues from investment advisory activities represented 37% of the Company's total revenues in fiscal 1999.
   The Company's investment advisory activities and their contribution to operating results have grown significantly, through both internal growth and acquisition, over the past ten years. During fiscal 1998, the Company acquired Brandywine Asset Management, Inc. ("Brandywine"), as described in Note 2 of Notes to Consolidated Financial Statements. Brandywine, acquired in January 1998, manages approximately $6.9 billion* for institutional clients and high net worth individuals.
   During fiscal 1996, the Company acquired Bartlett & Co. ("Bartlett") and Lehman Brothers Global Asset Management Limited, since renamed Western Asset Global Management Limited ("Western Asset Global"). Bartlett, acquired in January 1996, manages approximately $2.9 billion* for high net worth individuals, family groups and institutions. Western Asset Global, acquired in February 1996, manages assets of approximately $3.3 billion,* invested principally in international fixed-income securities.

* At March 31, 1999, excluding assets managed in Legg Mason Funds.

   Net interest income continued to be a stable, growing source of earnings, primarily as a result of significant growth in retail brokerage margin loan and credit account balances.
   Results of any individual period should not be considered representative of future profitability. Many of the Company's activities have fixed operating costs which do not decline with reduced levels of volume. While the Company attempts to reduce costs, particularly during periods of low volume, it does not, as a general rule, attempt to do so through personnel reductions. Accordingly, sustained periods of unfavorable market conditions may adversely affect profitability.
   The Company operates within four business segments: Investment Advisory; Private Client; Capital Markets and Other. Operations contained within each business segment and each segment's financial information for the most recent fiscal years are summarized below:

 INVESTMENT ADVISORY
 (in millions)
                                                 Years ended March 31,
                                          ----------------------------------
                                             1999         1998          1997
 ---------------------------------------------------------------------------
 Revenues                                 $ 266.7      $ 215.2      $  162.4
 Pre-tax earnings                         $  79.0      $  53.7      $   40.4

   Businesses contained within the Investment Advisory segment primarily provide investment advisory services to Company-sponsored mutual funds and management of assets for institutional and individual clients through the Company's asset management subsidiaries.

 PRIVATE CLIENT
 (in millions)
                                                 Years ended March 31,
                                          ----------------------------------
                                             1999         1998          1997
 ---------------------------------------------------------------------------
 Revenues                                 $ 610.5      $ 513.6      $  380.9
 Pre-tax earnings                         $  67.0      $  53.3      $   44.5

   Private Client distributes a wide range of financial products through its branch distribution network, including equity and fixed-income securities, proprietary and non-affiliated mutual funds and annuities. Net interest profit from customers' margin loan and credit account balances is included in this segment.

 CAPITAL MARKETS
 (in millions)
                                                 Years ended March 31,
                                          ----------------------------------
                                             1999         1998          1997
 ---------------------------------------------------------------------------
 Revenues                                 $ 131.0      $ 128.1      $   92.3
 Pre-tax earnings                         $  12.0      $  20.4      $   10.2

   The Capital Markets segment includes the Company's equity and fixed-income capital markets businesses, including origination, institutional sales and trading.

 OTHER
 (in millions)
                                                 Years ended March 31,
                                          -----------------------------------
                                              1999         1998          1997
 ----------------------------------------------------------------------------
 Revenues                                  $  37.8      $  32.2      $   29.0
 Pre-tax earnings                          $  (9.2)     $   1.0      $    1.1

   The Other business segment primarily includes the Company's real estate service businesses and unallocated corporate revenues and expenses. In 1999, pre-tax earnings include a non-cash increase in deferred compensation expense of $10.4 million related to a change in accounting treatment for a non-qualified deferred compensation stock plan and related compensation arrangements. See Note 14 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, items in the Consolidated Statements of Earnings as percentages of total revenues and the increase (decrease) by item as a percentage of the amount for the previous period:

                                                            Percentage of Total Revenues           Period to Period Change
                                                       ---------------------------------------------------------------------
                                                                Years ended March 31,                1999           1998
                                                       -------------------------------------       Compared       Compared
                                                         1999          1998           1997          to 1998        to 1997
----------------------------------------------------------------------------------------------------------------------------
Revenues
   Investment advisory and related fees                  37.3%          33.3%         31.3%          32.0%          42.0%
   Commissions                                           26.7           27.1          28.6           15.7           27.0
   Principal transactions                                 9.0            9.8          11.0            8.5           18.5
   Investment banking                                     7.3           10.9          10.8          (21.6)          34.8
   Interest                                              15.3           14.3          12.7           25.9           51.3
   Other                                                  4.4            4.6           5.6           12.6           10.7
                                                        -----          -----         -----
                                                        100.0          100.0         100.0           17.7           33.8
                                                        -----          -----         -----
Expenses
   Compensation and benefits                             55.9           57.5          57.6           14.4           33.6
   Occupancy and equipment rental                         6.2            6.4           6.6           13.3           29.6
   Communications                                         4.6            4.8           4.7           12.3           37.5
   Floor brokerage and clearing fees                      0.6            0.6           0.9           22.2           (7.6)
   Interest                                               9.1            8.3           6.5           28.8           70.0
   Non-cash deferred compensation                         1.0             --            --             NM             --
   Other                                                  8.4            8.0           9.2           24.9           15.1
                                                        -----          -----         -----
                                                         85.8           85.6          85.5           18.0           33.8
                                                        -----          -----         -----

Earnings Before Income Taxes                             14.2           14.4          14.5           15.9           33.4
   Income taxes                                           5.7            5.8           5.9           13.7           33.9
                                                        -----          -----         -----
Net Earnings                                              8.5%           8.6%          8.6%          17.4%          33.1%
                                                        =====          =====         =====

----------------------------------------------------------------------------------------------------------------------------

NM-Not meaningful

FISCAL 1999 AS COMPARED TO FISCAL 1998

In fiscal 1999, revenues, net earnings and earnings per share reached record levels and were substantially higher than in the prior fiscal year. Revenues were $1.05 billion, an increase of 18% from revenues of $889.1 million in fiscal 1998. Net earnings were $89.3 million, up 17% from net earnings in the prior fiscal year. Basic earnings per share increased by 17% to $1.64 from $1.40. Diluted earnings per share increased 18% to $1.55 from $1.31.
   In accordance with Emerging Issues Task Force ("EITF") 97-14, results for fiscal 1999 include a non-cash increase in deferred compensation expense of $10.4 million related to a change in accounting treatment for a non-qualified deferred compensation stock plan and related compensation arrangements. See Note 14 of Notes to Consolidated Financial Statements.

REVENUES

INVESTMENT ADVISORY AND RELATED FEES
Investment advisory and related fees increased 32% to $390.2 million as a result of growth in assets under management in Company-sponsored mutual funds, fixed-income investment advisory accounts and fee-based brokerage accounts.

INVESTMENT ADVISORY REVENUES AND
ASSETS UNDER MANAGEMENT

Bar chart appears here depicting the growth of assets under management and investment advisory and related fee revenues for the last five fiscal years

                          Investment
                           Advisory                       Assets
                          and Related                     Under
                          Fee Revenues                  Management
                       (in millions, "M")           (in billions, "B")
                       ------------------           ------------------
     1995                   $117.7M                       $24.6B
     1996                   $162.1M                       $35.4B
     1997                   $208.2M                       $43.8B
     1998                   $295.6M                       $71.0B
     1999                   $390.2M                       $88.9B

COMMISSIONS
Commission revenues rose 16% to $279.1 million in fiscal 1999, primarily as a result of increases in securities transaction volume.

PRINCIPAL TRANSACTIONS
Revenues from principal transactions increased 8% to $94.1 million, principally as a result of increases in fixed-income sales and equity trading operations.

INVESTMENT BANKING
Investment banking revenues declined 22% to $76.1 million, primarily as a result of decreased public offerings of equity securities, particularly co-managed public offerings of real estate investment trusts.

INTEREST REVENUE AND EXPENSE
(millions of dollars)

Bar chart appears here depicting interest revenue and interest expense for the last five fiscal years

                     Interest Expense        Interest Revenue
                     ----------------        ----------------
          1995            $17.2                   $ 39.7
          1996             26.2                     57.1
          1997             43.4                     84.1
          1998             73.7                    127.3
          1999             94.9                    160.3

INTEREST REVENUE AND EXPENSE
Interest revenue increased 26% to $160.3 million as a result of increased firm investments, predominantly funds segregated for regulatory purposes and customer margin loan account balances.
   Interest expense increased 29% to $94.9 million, primarily due to larger interest-bearing customer credit balances.
   As a result of significantly higher levels of interest-bearing customer credit balances, the Company's net interest margin declined to 40.8% in fiscal 1999 from 42.1% in fiscal 1998.
   The Company's net interest profit increased 22% to $65.4 million in fiscal 1999 from $53.6 million in fiscal 1998.

OTHER REVENUES
Other revenues rose 13% to $46.1 million, primarily as a result of proceeds from a key man life insurance policy and an increase in remarketing fees and loan originations at the Company's commercial mortgage banking subsidiaries.

EXPENSES

COMPENSATION AND BENEFITS
Compensation and benefits increased 14% to $584.8 million as a result of higher sales compensation on increased revenues and higher fixed compensation costs, primarily attributable to an increased number of employees.
   A substantial part of compensation expense fluctuates in proportion to the level of business activity. Other compensation costs, primarily salaries and benefits, are fixed and may not decline with reduced levels of volume. Therefore, profitability may be adversely affected by sustained periods of unfavorable market conditions or slow revenue growth in acquired businesses or new product areas.

OCCUPANCY AND EQUIPMENT RENTAL
Occupancy and equipment rental increased 13% to $64.3 million as a result of continued investments in technology, a full year of expenses related to the Company's new corporate headquarters and additional and expanded branch office locations.

COMMUNICATIONS
Communications expense increased 12% to $48.0 million, due to higher business volume which gave rise to increased costs for telephone usage, quote services, printed materials and postage.

FLOOR BROKERAGE AND CLEARING FEES
Floor brokerage and clearing fees increased 22% to $6.7 million, reflecting higher securities transaction volume.

NON-CASH DEFERRED COMPENSATION
In fiscal 1999, in accordance with EITF 97-14, the Company incurred a non-cash deferred compensation charge of $10.4 million related to a change in accounting treatment for a non-qualified deferred compensation stock plan and related compensation arrangements. See Note 14 of Notes to Consolidated Financial Statements.

OTHER EXPENSES
Other expenses increased 25% to $88.2 million, attributable to increased loss, error and litigation charges, and higher promotional expenses.

INCOME TAXES
Income taxes rose 14% to $59.4 million in fiscal 1999 as a result of increased pre-tax earnings. The Company's effective tax rate was 40.0% in fiscal 1999 as compared to 40.7% in the prior year.

FISCAL 1998 AS COMPARED TO FISCAL 1997

REVENUES

INVESTMENT ADVISORY AND RELATED FEES
Investment advisory and related fees increased 42% to $295.6 million as a result of growth in assets under management in Company-sponsored mutual funds, the Company's fixed-income investment advisory subsidiary and fee-based brokerage accounts.

COMMISSIONS
Commission revenues rose 27% to $241.3 million in fiscal 1998 because of increases in sales of listed and over-the-counter securities, non-affiliated mutual funds and variable annuities. During fiscal 1998, commission revenues benefited from an active and rising equity market.

PRINCIPAL TRANSACTIONS
Revenues from principal transactions increased 19% to $86.7 million, principally because of increased sales of fixed-income and over-the-counter securities, coupled with a reduction in losses on proprietary positions in energy-related equity securities. In fiscal 1998, sales of over-the-counter securities benefited from the favorable equity market.

INVESTMENT BANKING
Investment banking revenues rose 35% to $97.1 million, primarily as a result of increased corporate finance activities, particularly co-managed public offerings of real estate investment trusts.

INTEREST REVENUE AND EXPENSE
Interest revenue increased 51% to $127.3 million because of larger firm investments, predominantly funds segregated for regulatory purposes and customer margin account and conduit stock loan balances.
   Interest expense increased 70% to $73.7 million because of larger interest-bearing customer credit and conduit stock loan balances.
   As a result of significantly higher levels of interest-bearing customer credit balances, the Company's net interest margin fell to 42.1% in fiscal 1998 from 48.5% in fiscal 1997.

OTHER REVENUES
Other revenues rose 11% to $41.0 million as a result of an increase in loan origination fees at the Company's commercial mortgage banking subsidiaries.

EXPENSES

COMPENSATION AND BENEFITS
Compensation and benefits increased 34% to $511.4 million in fiscal 1998, reflecting higher sales and profitability-based compensation and personnel additions in sales, product and support areas.

OCCUPANCY AND EQUIPMENT RENTAL
Occupancy and equipment rental increased 30% to $56.7 million because of higher depreciation expense from continued investments in technology and additional costs related to the Company's relocation of its corporate headquarters, completed in February 1998.

COMMUNICATIONS
Communications expense increased 38% to $42.7 million as a result of expansion of the Company's data network and higher business volume which gave rise to increased costs for printed materials, quote services, postage and telephone usage.

FLOOR BROKERAGE AND CLEARING FEES
Despite increased trading volume, floor brokerage and clearing fees declined 8% to $5.5 million, reflecting lower execution costs from more efficient order routing.

OTHER EXPENSES
Other expenses increased 15% to $70.6 million, attributable to higher promotional and litigation-related expenses.

INCOME TAXES
Income taxes rose 34% to $52.3 million, principally because of increased pre-tax earnings. The Company's effective tax rate was 40.7% in fiscal 1998 and 40.6% in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES
The Company's assets are primarily liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed primarily by customer credit balances, equity capital, Senior Notes, bank lines of credit, and other payables.
   During the year ended March 31, 1999, cash and cash equivalents increased $1.9 million. Cash flows from financing activities provided $31.6 million, attributable to increases in short-term borrowings, offset in part by dividends paid to common stockholders. Investing activities provided $29.5 million as a result of reduced investments in resale agreements and net sales and maturities of investment securities, partially offset by purchases of equipment and leasehold improvements. Operating activities utilized $59.2 million, principally as a result of higher levels of segregated cash and proprietary securities inventory positions, offset in part by increased net customer payables and net earnings, adjusted for depreciation and amortization and non-cash deferred compensation.
   The Company has outstanding $100 million principal amount of 6.5% Senior Notes due February 15, 2006. The proceeds of these notes are being used for general corporate purposes. The Company has available for offering an additional $50 million of debt or convertible debt securities pursuant to a shelf registration filed in January 1996.
   The Company's broker-dealer subsidiaries are subject to the requirements of the Securities and Exchange Commission's Uniform Net Capital Rule which is designed to measure the general financial soundness and liquidity of broker-dealers. At March 31, 1999, the brokerage subsidiaries had aggregate net capital of $206.0 million, which exceeded minimum net capital requirements by $186.5 million. The amount of the broker-dealers' net assets that may be distributed is subject to restrictions under applicable net capital rules.
   The principal sources of the Company's funds are its investment advisory and broker-dealer subsidiaries. The Company has a revolving bank line of credit in the amount of $50 million, none of which is currently outstanding, and the Company's subsidiaries have lines of credit, aggregating $261.5 million, pursuant to which they may borrow on a short-term demand basis at varying rates based upon the Federal Funds rate. Management believes that funds available from operations and its lines of credit are sufficient to meet its present and reasonably foreseeable capital needs, although the Company may augment its capital funds for continued expansion by internal growth and acquisition.

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

RISK MANAGEMENT
In 1997, the Securities and Exchange Commission issued risk management disclosure requirements designed to assist investors in assessing market risks and how those risks are managed. Certain of the Company's business activities expose it to market risk, including its securities inventory positions and securities held for investment. The Company's market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates and equity prices or changes in credit ratings of issuers of debt securities.
   Interest rate risk arises from the exposure of holding interest sensitive financial instruments such as government, corporate and municipal bonds and certain preferred equities. The Company manages its exposure to interest rate risk by setting and monitoring limits and, where feasible, hedging with offsetting positions in securities with similar interest rate risk characteristics. The Company's securities inventories are marked to market, accordingly there are no unrecorded gains or losses in value. While a significant portion of the Company's securities inventories have contractual maturities in excess of five years, these inventories, on average, turn over in excess of twelve times per year. Accordingly, the exposure to interest rate risk inherent in the Company's securities inventories is less than that of similar financial instruments held by firms in other industries. At March 31, 1999, the Company's securities inventories comprised of debt and preferred equity securities owned and securities sold, but not yet purchased were approximately $140 million and $10 million, respectively. The weighted average interest rates in these inventories (excluding the preferred equities) were 6.1% and 5.0%, respectively. Additionally, the Company held, as investments, debt securities, principally U.S. Treasury securities, aggregating approximately $10 million, with average maturities of less than one year and a weighted average interest rate of 5.9%. The Company has performed an evaluation of its potential interest rate risk and management is of the opinion that the exposure to interest rate risk would not be material to its financial position.
   The Company also has outstanding $100 million principal amount of Senior Notes maturing in February 2006 which bear interest at 6.5%. The fair value of the Senior Notes, estimated using current market prices, was $100,837 and $98,958 at March 31, 1999 and 1998, respectively.

   The Company's equity securities inventories are exposed to risk of loss in the event of unfavorable price movements. The Company's equity securities inventories are marked to market and there are no unrecorded gains or losses. At March 31, 1999, the balances of the Company's equity securities positions, excluding preferred equities, owned and sold, but not yet purchased were approximately $5 million and $2 million, respectively. The Company also has investments in equity securities, primarily seed money investments in Company-sponsored mutual funds with a carrying value of $7.2 million at March 31, 1999. In the opinion of management, the potential exposure to equity price risk would not be material to the Company's financial position.
   The Company is also subject to credit risk arising from non-performance by trading counterparties, customers and issuers of debt securities owned. The Company manages this risk by imposing and monitoring position limits, monitoring trading counterparties, reviewing security concentrations, holding and marking to market collateral and conducting business through clearing organizations which guarantee performance. The Company does not trade or have positions in complex derivative financial instruments and owned approximately $.4 million of non-investment grade debt securities at March 31, 1999. For an additional discussion of this risk, see Note 15 of Notes to Consolidated Financial Statements.

EFFECTS OF INFLATION
The Company's assets are not significantly affected by inflation because they are primarily monetary, consisting of cash, resale agreements, securities and receivables. However, the rate of inflation affects various expenses, including employee compensation, occupancy, and communications, which may not be readily recoverable in charges for services provided by the Company.

RECENT ACCOUNTING DEVELOPMENTS
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes standards for accounting and reporting for derivative instruments and hedging activities. In May 1999, the FASB issued an exposure draft to delay the effective date for all fiscal quarters for all fiscal years beginning after June 15, 2000. The impact of adopting Statement No. 133 will not be material to the Company's consolidated financial statements.

YEAR 2000 PROCESSING ISSUE
The Year 2000 issue affects the ability of computer systems to correctly process dates after December 31, 1999. The Company has completed the inventory and assessment phases of its Year 2000 project plan through an evaluation of its internal and third party software, as well as its service providers' computer systems, to determine their ability to accurately process in the next millennium. The Company has also assessed the Year 2000 status of its non-information technology systems and equipment which may contain embedded hardware or software.
   Having identified and assessed those computer systems, processes and equipment that require modification, the Company has substantially completed the remediation and testing phases of its project plan. The Company has completed the remediation and testing of its critical internal applications systems. In addition to internal testing, the Company actively participated in testing among securities brokerage firms, securities exchanges, clearing organizations, and other vendors.
   In November 1997, the Company converted its securities brokerage processing system to a vendor that is the principal service provider of this type to the securities brokerage industry. The vendor has confirmed to the Company that it has substantially completed the necessary coding modifications and that its testing plan is on schedule with expected completion during the second quarter of 1999. The Company has received similar confirmation for its proprietary mutual funds from the vendors that are the principal service providers to the mutual fund industry.
   The Company is also continuing to communicate with its remaining vendors and other third parties, including its landlords and utility suppliers, to determine the likely extent to which the Company may be affected by third parties' Year 2000 plans and target dates. The Company expects its critical third party vendors to demonstrate or provide assurances of their Year 2000 compliance by the end of the second quarter of 1999.
   The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. While the Company does not have a current expectation of any material loss as a result of the Year 2000 issue, there can be no assurance that the Company's internal systems or the systems of third parties on which the Company relies will be remediated on a timely basis, or that a failure to remediate by another party, or a remediation or conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company has developed contingency plans in the event that third parties fail to achieve their Year 2000 plans and target dates. However, there can be no assurance that any such contingency plans will fully mitigate the effects of any such failure.

   Based on information currently available, including information provided by third party vendors, the Company expects its aggregate expenditures for its Year 2000 project plan to be approximately $3.1 million, of which an estimated $1.6 million has been incurred as of March 31, 1999. A significant portion of these costs will not be incremental costs to the Company, but rather will represent the redeployment of existing information technology and operations resources, primarily to test the remediation efforts of the Company's third party vendors. The Company expects to fund all Year 2000 related costs through operating cash flows and a reallocation of the Company's overall information technology spending. In accordance with generally accepted accounting principles, Year 2000 expenditures will be expensed as incurred. The costs of the Company's Year 2000 project and the dates on which the Company plans to complete the Year 2000 modifications are based on management's best current estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party compliance plans and other factors. However, there can be no assurance that these estimates will prove correct and actual results could differ materially from those plans.

FORWARD-LOOKING STATEMENTS
Information or statements provided by or on behalf of the Company from time to time, including those within this Fiscal 1999 Annual Report, may contain certain "forward-looking information," including information relating to anticipated growth in revenues or earnings per share, anticipated changes in its businesses or in the amount of client assets under management, anticipated expense levels, and expectations regarding financial market conditions. The Company cautions readers that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information as a result of various factors, including but not limited to those discussed below. Further, such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.
   In addition to those factors discussed above with respect to the Year 2000 processing issue, the Company's future revenues may fluctuate due to other factors such as: the volume of trading in securities; the volatility and general level of market prices; the total value and composition of assets under management; the relative investment performance of Company-sponsored mutual funds as compared to competing offerings and market indices; sentiment and investor confidence; the ability of the Company to maintain investment management and administrative fees at current levels; competitive conditions in each of the Company's business segments and the demand for investment banking and mortgage banking services.
   The Company's future operating results are also dependent upon the level of operating expenses, which are subject to fluctuation for the following or other reasons: variations in the level of compensation expense incurred by the Company as a result of changes in the number of total employees, competitive factors, or other reasons; expenses and capital costs, including depreciation, amortization and other non-cash charges incurred by the Company to maintain its administrative infrastructure, including costs incurred with respect to readiness for Year 2000 processing; unanticipated costs that may be incurred by the Company from time to time to protect client goodwill; and third-party noncompliance in Year 2000 processing.
   The Company's business is also subject to substantial governmental regulation, and changes in legal, regulatory, accounting, tax, and compliance requirements may have a substantial effect on the Company's business and results of operations.

Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources - Risk Management" for disclosure about market risk.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders, Legg Mason, Inc.

In our opinion, the accompanying consolidated statements of financial condition of Legg Mason, Inc. and Subsidiaries (the "Company") and the related consolidated statements of earnings, changes in stockholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of Legg Mason, Inc. and Subsidiaries at March 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
------------------------------

Baltimore, Maryland
June 2, 1999

CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands except per share amounts)

                                                                         Years ended March 31,
                                                             1999                1998                 1997
----------------------------------------------------------------------------------------------------------
REVENUES
   Investment advisory and related fees               $   390,216           $ 295,645            $ 208,243
   Commissions                                            279,136             241,284              189,980
   Principal transactions                                  94,105              86,748               73,181
   Investment banking                                      76,118              97,138               72,062
   Interest                                               160,292             127,268               84,129
   Other                                                   46,139              40,977               37,006
----------------------------------------------------------------------------------------------------------
                                                        1,046,006             889,060              664,601
----------------------------------------------------------------------------------------------------------
EXPENSES
   Compensation and benefits                              584,830             511,413              382,909
   Occupancy and equipment rental                          64,289              56,740               43,793
   Communications                                          47,963              42,726               31,067
   Floor brokerage and clearing fees                        6,677               5,464                5,912
   Interest                                                94,910              73,706               43,364
   Non-cash deferred compensation                          10,352                  --                   --
   Other                                                   88,210              70,632               61,346
----------------------------------------------------------------------------------------------------------
                                                          897,231             760,681              568,391
----------------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                              148,775             128,379               96,210
   Income taxes                                            59,441              52,258               39,018
----------------------------------------------------------------------------------------------------------
NET EARNINGS                                          $    89,334           $  76,121            $  57,192
==========================================================================================================
EARNINGS PER COMMON SHARE
   Basic                                              $      1.64           $    1.40            $    1.12
   Diluted                                            $      1.55           $    1.31            $    1.02
==========================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

                                                                                         March 31,
                                                                                   1999              1998
----------------------------------------------------------------------------------------------------------
ASSETS
   Cash and cash equivalents                                                $   208,142       $   206,245
   Cash and securities segregated for regulatory purposes                     1,374,255           921,606
   Resale agreements                                                            141,016           175,623
   Receivable from customers                                                    921,267           713,391
   Securities borrowed                                                          308,719           448,453
   Securities inventory, at market value                                        143,998            81,457
   Investment securities, at market value                                        17,230            30,853
   Equipment and leasehold improvements, net                                     55,807            51,991
   Intangible assets, net                                                        56,127            61,304
   Other                                                                        247,126           141,406
----------------------------------------------------------------------------------------------------------
                                                                            $ 3,473,687       $ 2,832,329
==========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Payable to customers                                                     $ 2,170,588       $ 1,562,997
   Payable to brokers and dealers                                                10,430             5,284
   Securities loaned                                                            311,818           453,030
   Short-term borrowings                                                         49,262            13,880
   Securities sold, but not yet purchased, at market value                       11,822            14,132
   Accrued compensation                                                         115,480            97,912
   Deferred compensation trust                                                   48,986                --
   Other                                                                        101,448            85,371
   Senior notes                                                                  99,676            99,628
----------------------------------------------------------------------------------------------------------
                                                                              2,919,510         2,332,234
----------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
----------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
   Common stock, par value $.10; authorized 100,000,000 shares;
     issued 56,376,253 shares in 1999 and 27,524,880 in 1998                      5,638             2,753
   Additional paid-in capital                                                   215,387           203,133
   Deferred compensation and employee note receivable                            (5,362)               --
   Employee stock trust                                                         (18,475)               --
   Appreciation of employee stock trust, net                                    (11,470)               --
   Retained earnings                                                            368,632           293,263
   Accumulated other comprehensive income, net                                     (173)              946
----------------------------------------------------------------------------------------------------------
                                                                                554,177           500,095
----------------------------------------------------------------------------------------------------------
                                                                            $ 3,473,687       $ 2,832,329
==========================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands except share amounts)


                                                                    Deferred              Appreciation
                                                                  Compensation                 of                 Accumulated
                                     Common Stock     Additional       and       Employee   Employee                 Other
                                -------------------     Paid-in   Employee Note    Stock      Stock    Retained  Comprehensive
                                  Shares    Amount      Capital    Receivable      Trust   Trust, net  Earnings   Income, net
-------------------------------------------------------------------------------------------------------------------------------
BALANCE MARCH 31, 1996          17,957,649  $ 1,796   $ 122,067        --            --        --      $178,016      $  310
-------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock           253,428       25       4,951
Conversion of subordinated
   debentures                    2,634,515      264      66,906
Dividends declared
   ($.191 per share)*                                                                                   (8,939)
Adjustments of pooled entity                                120                                            408
Comprehensive income:
   Net earnings                                                                                         57,192
   Unrealized holding loss
     on investment securities
     (net of taxes of $23)                                                                                              (77)
Comprehensive income
-------------------------------------------------------------------------------------------------------------------------------
BALANCE MARCH 31, 1997          20,845,592  $ 2,085   $ 194,044        --            --        --     $226,677       $  233
-------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock           524,061       52       9,725
4-for-3 stock split              6,155,227      616        (636)
Dividends declared
   ($.214 per share)*                                                                                  (10,847)
Adjustments to conform
   fiscal year of pooled entity                                                                            920
Adjustments of pooled entity                                                                               392
Comprehensive income:
   Net earnings                                                                                         76,121
   Unrealized holding gain on
     investment securities
     (net of taxes of ($496))                                                                                           713
Comprehensive income
-------------------------------------------------------------------------------------------------------------------------------
BALANCE MARCH 31, 1998          27,524,880  $ 2,753   $ 203,133        --            --        --     $293,263       $  946
-------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock           843,472       84       9,424
2-for-1 stock split             27,807,901    2,781      (2,781)
Dividends declared
   ($.25 per share)*                                                                                   (13,965)
Employee stock transactions        200,000       20       5,611     $(5,362)     $(18,475)  $(11,470)
Comprehensive income:
   Net earnings                                                                                         89,334
   Unrealized holding loss
     on investment securities
     (net of taxes of $671)                                                                                          (1,119)
Comprehensive income
-------------------------------------------------------------------------------------------------------------------------------
BALANCE MARCH 31, 1999          56,376,253  $ 5,638   $ 215,387     $(5,362)     $(18,475)  $(11,470) $368,632       $ (173)
===============================================================================================================================

                                     Total
                                  Stockholders'
                                    Equity
-----------------------------------------------
BALANCE MARCH 31, 1996             $  302,189
-----------------------------------------------
Issuance of common stock                4,976
Conversion of subordinated
   debentures                          67,170
Dividends declared
   ($.191 per share)*                  (8,939)
Adjustments of pooled entity              528
Comprehensive income:
   Net earnings
   Unrealized holding loss
     on investment securities
     (net of taxes of $23)
Comprehensive income                   57,115
-----------------------------------------------
BALANCE MARCH 31, 1997             $  423,039
-----------------------------------------------
Issuance of common stock                9,777
4-for-3 stock split                       (20)
Dividends declared
   ($.214 per share)*                 (10,847)
Adjustments to conform
   fiscal year of pooled entity           920
Adjustments of pooled entity              392
Comprehensive income:
   Net earnings
   Unrealized holding gain on
     investment securities
     (net of taxes of ($496))
Comprehensive income                   76,834
-----------------------------------------------
BALANCE MARCH 31, 1998             $  500,095
-----------------------------------------------
Issuance of common stock                9,508
2-for-1 stock split                        --
Dividends declared
   ($.25 per share)*                  (13,965)
Employee stock transactions           (29,676)
Comprehensive income:
   Net earnings
   Unrealized holding loss
     on investment securities
     (net of taxes of $671)
Comprehensive income                   88,215
-----------------------------------------------
BALANCE MARCH 31, 1999             $  554,177
===============================================

* Adjusted to reflect all stock splits.
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                                            Years ended March 31,
                                                                                     1999           1998            1997
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                 $  89,334      $  76,121        $ 57,192
     Non-cash items included in earnings:
        Depreciation and amortization                                              21,566         21,986          17,422
        Deferred compensation                                                      10,352             --              --
        Adjustments of pooled entities                                                 --          1,058             688
     Adjustment to conform fiscal year of pooled entity                                --            920              --
     Deferred income taxes                                                         (6,296)        (7,712)         (3,417)
   (Increase) decrease in assets:
     Cash and securities segregated for regulatory purposes                      (452,649)      (479,301)       (273,446)
     Receivable from customers                                                   (207,876)      (179,373)       (130,724)
     Securities borrowed                                                          139,734       (184,841)        (67,043)
     Securities inventory                                                         (62,541)        (2,595)          5,357
     Other                                                                        (89,432)       (16,087)        (34,956)
   Increase (decrease) in liabilities:
     Payable to customers                                                         607,591        602,351         395,948
     Payable to brokers and dealers                                                 5,146         (1,828)          3,258
     Securities loaned                                                           (141,212)       202,226          79,975
     Securities sold, but not yet purchased                                        (2,310)         1,625           1,814
     Accrued compensation                                                          17,568         37,480          17,305
     Deferred compensation trust                                                    1,028             --              --
     Other                                                                         10,792         26,053          10,559
-------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                  (59,205)        98,083          79,932
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for:
     Equipment and leasehold improvements                                         (19,138)       (31,687)        (19,390)
     Intangible assets                                                               (655)        (5,587)           (653)
   Sale of property                                                                    --             --           6,154
   Net (increase) decrease in resale agreements                                    34,607        (42,823)        (24,387)
   Purchases of investment securities                                             (36,677)      (149,745)       (178,858)
   Proceeds from sales and maturities of investment securities                     51,395        187,256         195,196
-------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                                   29,532        (42,586)        (21,938)
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in short-term borrowings                                35,382            (20)          6,746
   Repayment of subordinated liabilities                                               --             --             (29)
   Issuance of common stock                                                         9,508          9,777           4,976
   Dividends paid                                                                 (13,320)       (10,197)         (8,412)
-------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                   31,570           (440)          3,281
-------------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                           1,897         55,057          61,275
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    206,245        151,188          89,913
-------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $ 208,142      $ 206,245        $151,188
=========================================================================================================================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
Legg Mason, Inc. ("Parent") and its wholly-owned subsidiaries (collectively, the "Company") are principally engaged in providing investment advisory, securities brokerage, investment banking and commercial mortgage banking services to individuals, institutions, corporations and municipalities.
   The consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated. Where appropriate, prior years' financial statements have been reclassified to conform with the 1999 presentation.
     The consolidated financial statements are prepared in accordance with generally accepted accounting principles which require management to make assumptions and estimates that affect the amounts and disclosures presented. Actual amounts could differ from those estimates.

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

SECURITIES
Securities transactions are recorded on a settlement date basis which does not differ materially from a trade date basis. Commission revenues and related expenses for unsettled transactions are recorded on a trade date basis. Securities inventory and securities sold, but not yet purchased by the Company's broker-dealer subsidiaries, both for trading and investing, are valued at market and resulting unrealized gains and losses are reflected in earnings. Market values are determined based on quoted market, dealer prices or pricing models. Investment securities of the Parent and its non-broker-dealer subsidiaries held as available-for-sale are valued at market and resulting unrealized gains and losses are reflected in stockholders' equity and comprehensive income.

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

DEPRECIATION AND AMORTIZATION
Equipment and leasehold improvements are reported at cost, net of accumulated depreciation and amortization of $58,910 and $49,874 at March 31, 1999 and 1998, respectively.
   Depreciation and amortization are determined by use of the straight line method over the estimated useful life of the asset or the remaining life of the lease. Maintenance and repair costs are expensed as incurred.

INTANGIBLE ASSETS
Intangible assets consist principally of goodwill, asset management and mortgage servicing contracts, attributable to business combinations and are reported at cost net of accumulated amortization. Intangibles are amortized using straight line and accelerated methods over periods not exceeding forty years. Accumulated amortization at March 31, 1999 and 1998 was $43,914 and $54,209, respectively.
   The Company periodically reviews its accounting for goodwill and other intangible assets, considering such factors as historical profitability and projected operating cash flows, to determine that the assets are realizable and the amortization periods are appropriate.

FAIR VALUE OF FINANCIAL INSTRUMENTS
At March 31, 1999 and 1998, substantially all financial instruments are carried at fair value or amounts which approximate fair value. The fair value of the Senior Notes, estimated using current market prices, was $100,837 and $98,958 at March 31, 1999 and 1998, respectively.

INVESTMENT ADVISORY AND RELATED FEES
The Company earns investment advisory fees on assets in accounts managed by its subsidiaries, distribution fees on assets in Company-sponsored mutual funds and asset-based fees on various types of single-fee brokerage accounts. Revenues from investment advisory and related activities are accrued over the period in which services are performed.

EARNINGS PER SHARE
Basic earnings per common share ("EPS") is calculated by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of potential common shares.
   The following table presents the computations of basic and diluted EPS:

                                             Years ended March 31,
(shares in thousands)                     1999      1998       1997
--------------------------------------------------------------------
Weighted-average common
  shares outstanding                    54,337    54,431     51,138

Potential common shares:
  Employee stock
   options                               3,272     3,528      2,490
  Shares issuable upon
   conversion of
   debentures                               48        48      2,357
--------------------------------------------------------------------
Total weighted-average
  diluted common shares                 57,657    58,007     55,985
--------------------------------------------------------------------
Net earnings                           $89,334   $76,121    $57,192

Interest expense on
  convertible debentures, net               18        18        153
--------------------------------------------------------------------
Net earnings applicable to
  diluted common shares                $89,352   $76,139    $57,345
--------------------------------------------------------------------

Basic EPS                              $  1.64   $  1.40    $  1.12
Diluted EPS                            $  1.55   $  1.31    $  1.02
--------------------------------------------------------------------

   At March 31, 1999 and 1997, options to purchase 2,718,200 and 31,462 shares, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average price of the common shares for the period. In addition, at March 31, 1999, 1,423,619 shares held in an employee stock trust were antidilutive and therefore excluded from the computation of diluted earnings per share.

2. BUSINESS COMBINATIONS
     The Company acquired Brandywine Asset Management, Inc. ("Brandywine") in January 1998. Brandywine provides investment management services for institutions and high net worth individuals.
   The Company issued 5,148,312 shares of its common stock to acquire Brandywine in a transaction accounted for as a pooling of interests. Accordingly, all years presented include the results of Brandywine. In order to conform to the Company's fiscal year, Brandywine's operating profit of $920 for the quarter ended March 31, 1997 was reflected as an adjustment to retained earnings. The acquisition was not material to the Company's financial statements.

3. RECEIVABLE FROM AND PAYABLE TO CUSTOMERS
Receivable from and payable to customers represent balances arising from cash and margin transactions. Securities owned by customers are held as collateral for the receivable balances. Included in payable to customers are free credit balances of approximately $2,069,350 as of March 31, 1999, and $1,447,286 as of March 31, 1998. The Company pays interest on certain customer free credit balances held for investment purposes.

4. SECURITIES, AT MARKET
Securities positions consist of the following at March 31:

                                              Securities inventory
                                                1999         1998
--------------------------------------------------------------------
U.S. government and federal
   agencies                                 $ 70,991      $18,757
State and municipal bonds                     39,982       36,342
Corporate debt and equity                     33,025       26,358
--------------------------------------------------------------------
                                            $143,998      $81,457
--------------------------------------------------------------------

                                                 Securities sold,
                                              but not yet purchased
                                                1999         1998
--------------------------------------------------------------------
U.S. government and federal
   agencies                                  $ 8,688      $ 4,073
State and municipal bonds                        728        1,570
Corporate debt and equity                      2,406        8,489
--------------------------------------------------------------------
                                             $11,822      $14,132
--------------------------------------------------------------------

5. INVESTMENT SECURITIES
The Company's investment securities, including the type and maturity range for available-for-sale securities, are as follows:

-------------------------------------------------------------------------------------------------------------------------
                                      MARCH 31, 1999                                        March 31, 1998
------------------------------------------------------------------           --------------------------------------------
                         COST/       GROSS        GROSS      FAIR              Cost/       Gross         Gross      Fair
                       AMORTIZED  UNREALIZED   UNREALIZED   MARKET           amortized  unrealized    unrealized   market
                         COST        GAINS       LOSSES      VALUE             cost        gains        losses      value
------------------------------------------------------------------           --------------------------------------------
Non-broker-dealer:
  Corporate debt:
   within one year                                                           $ 1,998                   $  (5)     $ 1,993
  U.S. governments:
   within one year      $1,351         $  4                $ 1,355               697                      (1)         696
   one to five years       252                                 252             1,107      $    1          (2)       1,106
  Equities               4,425          937     $(997)       4,365             8,348       2,363        (572)      10,139
------------------------------------------------------------------           --------------------------------------------
                        $6,028         $941     $(997)     $ 5,972           $12,150      $2,364       $(580)     $13,934
------------------------------------------------------------------           --------------------------------------------
Broker-dealer                                               11,258                                                 16,919
------------------------------------------------------------------           --------------------------------------------
                                                           $17,230                                                $30,853
-------------------------------------------------------------------------------------------------------------------------

The proceeds and gross realized gains (losses) from the sales and maturities of available-for-sale securities are as follows:

                                           Years ended March 31,
                                       1999        1998        1997
--------------------------------------------------------------------

Proceeds                            $51,395    $187,256    $195,196
Gross realized gains                     --         260           1
Gross realized losses                    --         (25)         --
--------------------------------------------------------------------

6. SHORT-TERM BORROWINGS
Short-term borrowings consist of loans from banks totaling $49,262 and $13,880 at March 31, 1999 and 1998, respectively.
   The Company's subsidiaries have secured and unsecured bank lines of credit totaling $261,500 that are generally subject to termination at either party's discretion. At March 31, 1999 and 1998, the subsidiaries had $14,962 and $13,880, respectively, outstanding under these agreements which bear interest at a weighted average rate of 7.7%. The borrowings were collateralized by assets with market values of $17,271 at March 31, 1999 and $19,048 at March 31, 1998.
   Together with certain subsidiaries, the Parent has jointly entered into revolving credit agreements which permit it to borrow up to $110,000, generally repayable within 30 days. At March 31,1999, the Company had $34,300 outstanding under these agreements which bear interest at 5.6%. At March 31, 1998, there were no borrowings outstanding under these agreements.
   In addition, the Parent has a revolving credit agreement that permits it to borrow up to $50,000, repayable in January 2000, at floating rates. At March 31, 1999 and 1998, there were no borrowings outstanding under this agreement. Under the terms of the agreement, the Company is required, among other things, to maintain consolidated net worth plus subordinated liabilities of not less than $383,714 plus 50% of consolidated annual net earnings subsequent to March 31, 1999.
   Interest payments were $94,610 in 1999, $73,406 in 1998 and $45,072 in 1997.

7. SENIOR NOTES
In February 1996, the Company issued $100 million principal amount of Senior Notes due February 15, 2006, which bear interest at 6.5%. The notes were sold at a discount to yield 6.57%. The Company has available for offering an additional $50 million of debt or convertible debt securities pursuant to a shelf registration filed in January 1996.

8. SUBORDINATED LIABILITIES
During fiscal 1997, the Company called for redemption the full principal amount outstanding of its 5.25% Convertible Subordinated Debentures. Substantially all holders converted their debentures into 103.36 shares of common stock for each one thousand dollars of principal amount of the debentures (based on the conversion price of $9.68 per share of common stock), with cash paid in lieu of fractional shares.

9. COMMITMENTS AND CONTINGENCIES
The Company leases office facilities and equipment under non-cancellable operating leases and also has multi-year agreements for data processing and other services. These leases and service agreements expire on varying dates through 2011. Certain leases provide for renewal options and contain escalation clauses providing for increased rentals. As of March 31, 1999, the minimum annual aggregate rentals are as follows:

--------------------------------------------------------------------
2000                                                       $ 44,219
2001                                                         37,672
2002                                                         34,107
2003                                                         27,313
2004                                                         20,122
Thereafter                                                   63,385
--------------------------------------------------------------------
                                                           $226,818
--------------------------------------------------------------------

   Total rental expense, including cancellable equipment leases, was $42,818, $37,908 and $30,050 for 1999, 1998 and 1997, respectively.
   The Company enters into when-issued and underwriting commitments. Had the open transactions relating to these commitments as of March 31, 1999 been closed, the effect on the consolidated financial statements of the Company would not have been material.
   The Company and its subsidiaries have been named as defendants in various legal actions arising primarily from securities and investment banking activities, including certain class actions which primarily allege violations of securities laws and seek unspecified damages which could be substantial. While the ultimate resolution of these actions cannot be currently determined, in the opinion of management, after consultation with legal counsel, the actions will be resolved with no material adverse effect on the consolidated financial statements of the Company. However, if during any period a potential adverse contingency should become probable, the results of operations in that period could be materially affected.

10. INCOME TAXES
The Company and its subsidiaries file a consolidated federal income tax return. The provision for income taxes consists of:

--------------------------------------------------------------------
                                        1999        1998       1997
--------------------------------------------------------------------
Federal                              $49,515     $43,162    $31,823
State and local                        9,926       9,096      7,195
--------------------------------------------------------------------
                                     $59,441     $52,258    $39,018
--------------------------------------------------------------------
Current                              $65,737     $59,970    $42,435
Deferred                              (6,296)     (7,712)    (3,417)
--------------------------------------------------------------------
                                     $59,441     $52,258    $39,018
--------------------------------------------------------------------

   A reconciliation of the difference between the effective income tax rate and the statutory federal income tax rate follows:

--------------------------------------------------------------------
                                         1999       1998       1997
--------------------------------------------------------------------
Taxes at statutory rates                  35.0%      35.0%     35.0%
State income taxes, net of
  federal income tax benefit               4.4        4.6       4.9
Tax-exempt interest
  income, net                             (0.5)      (0.5)     (0.6)
Life insurance proceeds                   (0.7)        --        --
Other, net                                 1.8        1.6       1.3
--------------------------------------------------------------------
Effective income tax rates                40.0%      40.7%     40.6%
--------------------------------------------------------------------

   Components of the Company's deferred tax assets and liabilities, included in other assets and liabilities, are as follows:

--------------------------------------------------------------------
                                                   1999        1998
--------------------------------------------------------------------
Deferred tax assets:
   Accrued compensation
      and benefits                              $32,905     $18,556
   Accrued expenses                               5,751       4,247
   Operating loss carryforwards                     548         731
   Amortization of leasehold
      improvements                                1,691       1,479
   Other                                          2,052       2,208
   Valuation allowance                             (477)     (1,039)
--------------------------------------------------------------------
                                                $42,470     $26,182
--------------------------------------------------------------------
Deferred tax liabilities:
   Depreciation                                 $ 4,785     $ 1,971
   Deferred expenses                                600       1,126
   Deferred income                                1,225       1,229
   Other                                            195         148
--------------------------------------------------------------------
                                                $ 6,805     $ 4,474
--------------------------------------------------------------------


   At March 31, 1999 and 1998, the deferred tax valuation allowance was primarily for benefits related to net operating losses of subsidiaries which expire from 2004 to 2019.
   Income tax payments were $70,452 in 1999, $56,019 in 1998 and $45,054 in 1997.

11. EMPLOYEE BENEFITS
The Company, through its subsidiaries, maintains various defined contribution plans covering substantially all employees. Discretionary contributions charged to operations amounted to $18,693, $17,155 and $12,144 in 1999, 1998 and 1997,
respectively. In addition, employees can make voluntary contributions under certain plans.

12. CAPITAL STOCK
At March 31, 1999, the authorized numbers of common and preferred shares were 100,000,000 and 4,000,000, respectively. In addition, at March 31, 1999 and 1998, there were 11,507,227 and 11,916,102 shares of common stock, respectively, reserved for issuance under the Company's stock plans. Dividends declared but not paid at March 31, 1999, 1998 and 1997 were $3,660, $3,025 and $2,375, respectively.

   The Company paid a 2-for-1 stock split and a 4-for-3 stock split in fiscal 1999 and 1998, respectively. All references in the consolidated financial statements to the number of common shares and per share amounts have been adjusted retroactively to reflect the stock splits, except for the number of issued common shares presented in the consolidated financial statements.

13. STOCK PLANS
At March 31, 1999, 8,000,000 shares were authorized to be issued under the Company's employee stock plans. Options under the Company's employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in 20% or 25% increments over 4 to 5 years and expire within 5 to 10 years from the date of grant.
   Stock option transactions under the plans during the three years ending March 31, 1999 are summarized below:

--------------------------------------------------------------------
                                                           Weighted-
                                                            average
                                              Number of    exercise
                                               shares        price
--------------------------------------------------------------------
Options outstanding
   at March 31, 1996                          4,997,902     $ 7.11
Granted                                       1,103,090     $10.97
Exercised                                      (526,172)    $ 6.06
Canceled                                        (88,204)    $ 9.67
--------------------------------------------------------------------
Options outstanding
   at March 31, 1997                          5,486,616     $ 7.95
Granted                                       1,368,042     $20.54
Exercised                                      (976,826)    $ 6.65
Canceled                                       (116,472)    $11.22
--------------------------------------------------------------------
Options outstanding
   at March 31, 1998                          5,761,360     $11.09
Granted                                       2,734,332     $29.95
Exercised                                      (982,668)    $ 7.14
Canceled                                       (139,889)    $17.55
--------------------------------------------------------------------
OPTIONS OUTSTANDING
   AT MARCH 31, 1999                          7,373,135     $18.49
--------------------------------------------------------------------

   The following information summarizes the Company's stock options outstanding at March 31, 1999:

--------------------------------------------------------------------
                                           Weighted-     Weighted-
                               Option       average       average
Exercise                       shares      exercise   remaining life
price range                  outstanding     price      (in years)
--------------------------------------------------------------------
$ 1.23-$ 9.99                 1,817,582     $ 6.61          3.9
$10.00-$19.99                 1,970,333     $12.30          2.4
$20.00-$29.99                 2,129,820     $25.99          7.5
$30.00-$30.74                 1,455,400     $30.72          7.3
--------------------------------------------------------------------

   At March 31, 1999, 1998 and 1997, options were exercisable on 2,679,080, 2,464,746 and 2,160,722 shares, respectively, and the weighted-average exercise prices were $10.38, $6.89 and $6.47, respectively.

   The following information summarizes the Company's stock options exercisable at March 31, 1999:

--------------------------------------------------------------------
                                                           Weighted-
                                              Option        average
Exercise                                      shares       exercise
price range                                 exercisable      price
--------------------------------------------------------------------
$ 1.23-$ 9.99                               1,545,159       $ 6.40
$10.00-$19.99                                 769,682       $11.09
$20.00-$29.99                                 364,239       $25.79
$30.00-$30.74                                      --           --
--------------------------------------------------------------------

   During fiscal 1999, the Company granted 80,000 restricted shares of common stock at a fair market value of $28.16 per share. The restricted shares, granted under the Company's employee stock plans, vest in 25% increments over four years. Compensation expense is being recognized over the four year vesting period. The restricted stock award was a non-cash transaction. Additionally, during fiscal 1999, the Company entered into a stock purchase and related loan transaction in which an officer purchased 120,000 shares of common stock valued at $3,379.
   The Company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," rather than the fair value method in Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation." In fiscal 1999, the Company recognized $269 in compensation expense for grants made under the Company's stock plans. Pro forma results based on the fair value method prescribed in Statement No. 123 are as follows:

--------------------------------------------------------------------
                                        1999        1998       1997
--------------------------------------------------------------------
NET EARNINGS
   As reported                       $89,334     $76,121    $57,192
   Pro forma                         $84,833     $73,225    $56,398
EARNINGS PER SHARE
   As reported:
     Basic                           $  1.64     $  1.40    $  1.12
     Diluted                         $  1.55     $  1.31    $  1.02
   Pro forma:
     Basic                           $  1.56     $  1.35    $  1.10
     Diluted                         $  1.47     $  1.26    $  1.01
--------------------------------------------------------------------

   The weighted-average fair value of stock options granted in fiscal 1999, 1998 and 1997, using an option-pricing model, was $9.27, $5.50 and $3.65 per option share, respectively. The following weighted-average assumptions were used in the model for grants in fiscal 1999, 1998 and 1997, respectively: expected dividend yield of 1.34%, 1.55% and 1.85%; risk-free interest rate of 5.40%, 6.06% and 6.58%; expected volatility of 23.46%, 21.99% and 21.62%; and expected lives of
6.37 years, 4.90 years and 4.37 years.
   Pro forma compensation expense associated with option grants is recognized over the vesting period. The initial impact of applying Statement No. 123 is not representative of the potential impact on pro forma net earnings for future years, which will include compensation expense related to vesting of fiscal 1996 and subsequent grants.
   The Company has also adopted the "Legg Mason, Inc., Stock Option Plan For Non-Employee Directors." Options granted under the plan are immediately exercisable at a price equal to the fair market value of the shares on the date of grant. Options issuable under the plan, limited to 1,100,000 shares in aggregate, have a term of not more than ten years from the date of grant. At March 31, 1999, options on 381,920 shares have been granted, of which 305,274 are currently outstanding.
   The Company has an Employee Stock Purchase Plan covering substantially all employees. Shares of common stock are purchased in the open market on behalf of participating employees, subject to a 4,333,334 total share limit under the plan. Purchases are made through payroll deductions with the Company matching 5% of the employees' contributions. Charges to earnings were not significant with respect to this plan.

14. DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
In July 1998, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested" ("EITF 97-14"). Under EITF 97-14, assets of the Trust must be consolidated with those of the employer, and the value of the employer's stock held in the rabbi trust must be classified in stockholders' equity and generally accounted for in a manner similar to treasury stock. In certain situations, the corresponding deferred compensation liability must be recorded at the fair market value of the shares held in the rabbi trust and the changes in the fair market value of the deferred compensation liability after September 30, 1998 must be recognized in earnings. The Company adopted EITF 97-14 as of September 30, 1998. The shares of the Company's stock (1,423,619 at March 31, 1999) are shown in stockholders' equity similar to treasury stock, at cost, and the deferred compensation obligation is recorded in liabilities at the fair market value of the stock held in the trust. The difference between the cost and fair market value through September 30, 1998 has been presented as a separate component of stockholders' equity. In accordance with EITF 97-14, for the fiscal year ended March 31, 1999, the Company recorded a non-cash charge to earnings of $10,352.
   The Company has amended the plan so that subsequent to the first quarter of fiscal 2000, changes in the value of the stock held by the plan will no longer affect the Company's earnings and stockholders' equity will be substantially restored.

15. OFF-BALANCE SHEET RISK AND CONCENTRATION OF CREDIT
In the normal course of business, the Company executes, settles and finances customer and proprietary securities transactions. These activities expose the Company to off-balance sheet risk in the event that customers or other parties fail to satisfy their obligations.
   In accordance with industry practice, securities transactions are recorded on settlement date, generally three business days after trade date. Should a customer or broker fail to deliver cash or securities as agreed, the Company may be required to purchase or sell securities at unfavorable market prices.
   The Company extends credit to customers, collateralized by cash and securities, and subject to regulatory and internal requirements. Customer margin transactions include sales of securities, not yet purchased, option contracts and commodity futures contracts. The Company continually monitors margin requirements and requests customers to deposit additional collateral or reduce positions when necessary. Such transactions expose the Company to risk in the event that margin requirements are insufficient to fully cover customer losses.
   The Company invests in short-term resale agreements collateralized by U.S. government and agency securities. The Company generally takes possession of securities purchased under these agreements. Such transactions expose the Company to risk in the event the counterparty does not repurchase the securities and the value of the collateral held is less than the underlying receivable. The Company monitors the value of the collateral daily and requests additional collateral when necessary.
   The Company borrows and lends securities to finance transactions and facilitate the settlement process, utilizing both firm proprietary positions and customer margin securities held as collateral. In addition, the Company engages in conduit securities borrowing and lending activities in which it acts as an agent to facilitate settlement for other institutions. In both firm and conduit transactions, the Company deposits or receives cash generally equal to 102% of the market value of the securities exchanged and monitors the adequacy of collateral levels on a daily basis. The Company periodically borrows from banks on a collateralized basis, utilizing firm and customer margin securities in compliance with Securities and Exchange Commission rules. Should the counterparty fail to return customer securities pledged, the Company is subject to the risk of acquiring the securities at prevailing market prices in order to satisfy its customer obligations. The Company sells securities it does not currently own, and is obligated to subsequently purchase such securities at prevailing market prices. The Company is exposed to risk of loss if securities prices increase prior to closing the transactions.

16. REGULATORY REQUIREMENTS
The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. The rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of March 31, 1999, the broker-dealer subsidiaries had aggregate net capital, as defined, of $206,016 which exceeded required net capital by $186,484.
   The Company's principal broker-dealer subsidiary must maintain a separate account for the exclusive benefit of customers in accordance with Securities and Exchange Commission Rule 15c3-3, as determined by periodic computations. The rule allows the broker-dealer to maintain the required amounts in cash or qualified securities.

17. BUSINESS SEGMENT INFORMATION
The Company provides financial services through four business segments:
Investment Advisory; Private Client; Capital Markets and Other. Segment results include all direct revenues and expenses of the operating units in each segment and allocations of indirect expenses based on specific methodologies.
   Investment Advisory provides investment advisory services to Company-sponsored mutual funds and asset management for institutional and individual clients. Subadvisory revenues and expenses are eliminated in consolidated segment reporting.
   Private Client distributes a wide range of financial products through its branch distribution network, including equity and fixed-income securities, proprietary and non-affiliated mutual funds and annuities. Net interest profit from customers' margin loan and credit account balances is included in this segment.
   Capital Markets consists of the Company's equity and fixed-income institutional sales and trading, syndicate, corporate and public finance activities. Sales credits associated with underwritten offerings are reported in Private Client when sold through retail distribution channels and in Capital Mar-kets when sold through institutional distribution channels.
   Other businesses are principally the Company's real estate business and unallocated corporate revenues and expenses. In 1999, pre-tax earnings include a non-cash increase in deferred compensation expense of $10,352. See Note 14 of Notes to Consolidated Financial Statements.
   Business segment financial results are as follows:

--------------------------------------------------------------------
                                         1999       1998       1997
--------------------------------------------------------------------
Revenues:
   Investment Advisory             $  266,740   $215,167   $162,386
   Private Client                     610,529    513,641    380,920
   Capital Markets                    130,949    128,048     92,303
   Other                               37,788     32,204     28,992
--------------------------------------------------------------------
                                   $1,046,006   $889,060   $664,601
--------------------------------------------------------------------
Earnings before income taxes:
   Investment Advisory             $   79,020   $ 53,691   $ 40,440
   Private Client                      67,039     53,314     44,543
   Capital Markets                     11,955     20,345     10,160
   Other                               (9,239)     1,029      1,067
--------------------------------------------------------------------
                                   $  148,775   $128,379   $ 96,210
--------------------------------------------------------------------

   The Company's revenues and earnings presented above are substantially derived from domestic operations. Results of international operations are not significant. The Company does not report asset information by business segment.

QUARTERLY FINANCIAL DATA
(Dollars in thousands except per share amounts)
(Unaudited)

                                                  1999                                             1998
--------------------------------------------------------------------------      --------------------------------------------
Quarter ended*                  MAR. 31    DEC. 31    SEPT. 30     JUNE 30       Mar. 31     Dec. 31    Sept. 30    June 30
--------------------------------------------------------------------------      --------------------------------------------
REVENUES                       $289,146   $260,514    $247,603    $248,743      $246,345    $235,212    $220,923   $186,580
EXPENSES                        249,187    229,550     210,690     207,804       207,182     206,602     188,059    158,838
--------------------------------------------------------------------------      --------------------------------------------
EARNINGS BEFORE INCOME
   TAXES                         39,959     30,964      36,913      40,939        39,163      28,610      32,864     27,742
   Income taxes                  15,168     12,629      15,069      16,575        15,642      11,574      13,559     11,483
--------------------------------------------------------------------------      --------------------------------------------
NET EARNINGS                   $ 24,791   $ 18,335    $ 21,844    $ 24,364      $ 23,521    $ 17,036    $ 19,305   $ 16,259
==========================================================================      ============================================
EARNINGS PER SHARE:
   Basic                       $    .45   $    .34    $    .39    $    .44      $    .43    $    .31    $    .36   $    .30
   Diluted                          .43        .32         .37         .41           .40         .29         .33        .28
CASH DIVIDEND PER SHARE            .065       .065        .065        .055          .055        .055        .055       .049
STOCK PRICE RANGE:
   High                          35-7/8    31-9/16    31-11/32     32-9/32      31-15/16     28-5/32    27           20-1/4
   Low                          26-7/16    17-5/16     20-5/32    26-13/16        23-3/8    22-15/32    19-17/32     15-3/4
--------------------------------------------------------------------------      --------------------------------------------

* Adjusted to reflect all stock splits.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.


                                    PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  The information required by this item is contained under the caption "Election of Directors" on pages 1 through 3 of the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders and the caption "Compliance With Section 16(a) of the Securities Exchange Act of 1934" on page 19 of such proxy statement. Such information is incorporated herein by reference to the proxy statement. See Part I, Item 4A of this Report for information regarding certain executive officers of the Company.

Item 11.          EXECUTIVE COMPENSATION.

                  The information required by this item is contained under the caption "Compensation of Directors" on page 4 of the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders and the caption "Executive Compensation" on pages 7 and 8 of the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders. Such information is incorporated herein by reference to the proxy statement.

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

                  The information required by this item is contained under the caption "Security Ownership of Management and Principal Stockholders" on pages 5 and 6 of the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders. Such information is incorporated herein by reference to the proxy statement.

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  The information required by this item is contained under the caption "Certain Transactions" on page 13 of the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders. Such information is incorporated herein by reference to the proxy statement.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

              (a) Documents filed as a part of the report:

        1. The following consolidated financial statements are included in Item 8 of this Report:
                                                                  Page Number in
                                                                   This Report
                                                                  --------------

                       Report of Independent Accountants                26

                       Consolidated Statements of Earnings              27

                       Consolidated Statements of Financial
                       Condition                                        28

                       Consolidated Statements of  Changes in
                       Stockholders' Equity                             29

                       Consolidated Statements of Cash Flows            30

                       Notes to Consolidated Financial
                       Statements                                      31-37

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

       3.               Exhibits

                        3.1 Articles of Incorporation of the Company, as amended (incorporated by reference to Form 10-Q for the quarter ended September 30, 1996)

                        3.2 By-laws of the Company as amended and restated April 25, 1988 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended March 31, 1988)

                        4. The Company hereby agrees, pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, to furnish to the Commission upon request a copy of each instrument with respect to the rights of holders of long-term debt of the Company or its subsidiaries.

                        10.1 Legg Mason, Inc. 1981 Incentive Stock Option Plan, as amended through June 2, 1988 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended March 31, 1988)*

                        10.2 Legg Mason, Inc. 1998 Stock Option Plan For Non-Employee Directors, (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended March 31, 1998)*

                        10.3 Form of Option Agreement under Legg Mason, Inc. 1998 Stock Option Plan for Non-Employee Directors (incorporated by reference to Form 10-Q for the quarter ended June 30, 1998)*

                        10.4 Legg Mason Wood Walker, Incorporated Deferred Compensation/Phantom Stock Plan (June 1999 Amending Restatement), filed herewith*

                        10.5 Legg Mason, Inc. 1991 Omnibus Long-Term Compensation Plan (incorporated by reference to Exhibit A to the definitive proxy statement for the Company's 1991 Annual Meeting of Stockholders)*

                        10.6 Form of Option Agreement under Legg Mason, Inc. 1991 Omnibus Long-Term Compensation Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended March 31, 1993)*

                        10.7 Legg Mason, Inc. Executive Incentive Compensation Plan (incorporated by reference to Appendix A to the definitive proxy statement for the Company's 1995 Annual Meeting of Stockholders)*

                        10.8 Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Appendix A to the definitive proxy statement for the Company's 1996 Annual Meeting of Stockholders)*

                        10.9 Form of Option Agreement under Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended March 31, 1996)*

                        10.10 Form of Non-Qualified Stock Option Agreement under Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Form 10-Q for the quarter ended September 30, 1996)*

                        10.11 Executive Convertible Debenture Purchase and Loan Agreement between Legg Mason, Inc. and an Executive Officer of Legg Mason, Inc., dated as of August 29, 1996 (incorporated by reference to Form 10-Q for the quarter ended December 31,
                               1996)*

                        10.12 Legg Mason, Inc. Executive Convertible Subordinated Debenture Due August 29, 2000 issued to an Executive Officer of Legg Mason, Inc. (incorporated by reference to Form 10-Q for the quarter ended December 31, 1996)*

                        10.13 Promissory Note of Executive Officer of Legg Mason, Inc., dated as of August 29, 1996 (incorporated by reference to Form 10-Q for the quarter ended December 31, 1996)*

                        10.14 Pledge Agreement by and between an Executive Officer of Legg Mason, Inc. as Pledgor, and Legg Mason, Inc. as Pledgee, dated as of August 29, 1996 (incorporated by reference to Form 10-Q for the quarter ended December 31, 1996)*

                      10.15 Executive Stock Purchase and Loan Agreement between Legg Mason, Inc. and an Executive Officer of Legg Mason, Inc., dated as of December 8, 1998 (incorporated by reference to Form 10-Q for the quarter ended December 31, 1998)*

                      10.16 Restricted Stock Agreement between Legg Mason, Inc. and an Executive Officer of Legg Mason, Inc., dated as of December 8, 1998 (incorporated by reference to Form 10-Q for the quarter ended December 31, 1998)*

                      10.17 Promissory Note of Executive Officer of Legg Mason, Inc., dated as December 8, 1998 (incorporated by reference to Form 10-Q for the quarter ended December 31, 1998)*

                      10.18 Pledge Agreement by and between Legg Mason, Inc. and an Executive Officer of Legg Mason, Inc., dated as of December 8, 1998 (incorporated by reference to Form 10-Q for the quarter ended December 31, 1998)*

                      21.      Subsidiaries of the Company, filed herewith

                      23. Consent of independent accountants, filed herewith

                      27.      Financial data schedule, filed herewith
---------------

               *These exhibits are management contracts or compensatory plans or arrangements.

               (b) No reports on Form 8-K were filed during the quarter ended
                   March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LEGG MASON, INC.


                                          By: /s/ Raymond A. Mason
                                              _________________________________
                                              Raymond A. Mason, Chairman of the
                                              the Board, President and
                                              Chief Executive Officer

                                              Date:  June 28, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                             Date
       ---------                     -----                             ----

/s/ Raymond A. Mason
__________________________     Chairman of the Board,              June 28, 1999
Raymond A. Mason               President and Chief
                               Executive Officer
                               (Principal Executive Officer)


/s/ Timothy C. Scheve
__________________________     Executive Vice President            June 28, 1999
Timothy C. Scheve              (Principal Financial Officer)


/s/ Charles J. Daley, Jr.
__________________________     Principal Accounting Officer        June 28, 1999
Charles J. Daley, Jr.


/s/ James W. Brinkley
__________________________     Director                            June 28, 1999
James W. Brinkley


/s/ Edmund J. Cashman, Jr.
__________________________     Director                            June 28, 1999
Edmund J. Cashman, Jr.


/s/ Charles A. Bacigalupo
__________________________     Director                            June 28, 1999
Charles A. Bacigalupo

/s/ Harry M. Ford, Jr.
__________________________     Director                            June 28, 1999
Harry M. Ford, Jr.


/s/ Nicholas J. St. George
__________________________     Director                            June 28, 1999
Nicholas J. St. George


/s/ Richard J. Himelfarb
__________________________     Director                            June 28, 1999
Richard J. Himelfarb


/s/ James E. Ukrop
__________________________     Director                            June 28, 1999
James E. Ukrop


/s/ Harold L. Adams
__________________________     Director                            June 28, 1999
Harold L. Adams


/s/ John E. Koerner, III
__________________________     Director                            June 28, 1999
John E. Koerner, III


/s/ Roger W. Schipke
__________________________     Director                            June 28, 1999
Roger W. Schipke


/s/ W. Curtis Livingston
__________________________     Director                            June 28, 1999
W. Curtis Livingston


/s/ Edward I. O'Brien
__________________________     Director                            June 28, 1999
Edward I. O'Brien


/s/ Peter F. O'Malley
__________________________     Director                            June 28, 1999
Peter F. O'Malley

/s/ Margaret DeB. Tutwiler
__________________________     Director                            June 28, 1999
Margaret DeB. Tutwiler


/s/ William Wirth
__________________________     Director                            June 28, 1999
William Wirth

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

                                    --------



         Our report on the consolidated financial statements of Legg Mason, Inc. and Subsidiaries is included on page 26 in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 39 of this form 10-K.

         In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                                  /s/ PRICEWATERHOUSECOOPERS LLP
                                                      --------------------------



Baltimore, Maryland
June 2, 1999

                                                                      SCHEDULE I
                                       LEGG MASON, INC.
                                     (PARENT COMPANY ONLY)

                               STATEMENTS OF FINANCIAL CONDITION
                                    (Dollars in thousands)

                                                                      March 31,
                                                       -----------------------------------------
                                                           1998                       1999
                                                       --------------             --------------
ASSETS
Cash and cash equivalents                                   $ 95,314                   $ 77,161
Resale agreements                                             42,623                     73,016
Investment securities                                         11,171                      4,070
Investments in and advances
  to subsidiaries                                            452,851                    496,759
Other                                                          4,000                     15,758
                                                       --------------             --------------
                                                           $ 605,959                  $ 666,764
                                                       ==============             ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Dividends payable                                            $ 3,025                    $ 3,660
Other                                                          3,211                      9,251
Senior notes                                                  99,628                     99,676
                                                       --------------             --------------
                                                             105,864                    112,587
                                                       --------------             --------------

STOCKHOLDERS' EQUITY
Common stock, par value $.10;
  authorized 100,000,000 shares;
  issued 27,524,880 in 1998
  and 56,376,253 in 1999                                       2,753                      5,638
Additional paid-in capital                                   203,133                    215,387
Deferred compensation and employee note
   receivable                                                      -                     (5,362)
Employee stock trust                                               -                    (18,475)
Appreciation of employee stock trust, net                          -                    (11,470)
Retained earnings                                            293,263                    368,632
Net unrealized appreciation
  on investment securities                                       946                       (173)
                                                       --------------             --------------
                                                             500,095                    554,177
                                                       --------------             --------------

                                                           $ 605,959                  $ 666,764
                                                       ==============             ==============

                       See notes to financial statements.

                                                                      SCHEDULE I
                                          LEGG MASON, INC.
                                       (PARENT COMPANY ONLY)

                                       STATEMENTS OF EARNINGS
                                       (Dollars in thousands)

                                                               Years Ended March 31,
                                                -----------------------------------------------------
                                                    1997                1998               1999
                                                --------------     ---------------     --------------
REVENUE

Interest income                                      $ 13,082            $ 14,962           $ 14,916
Other                                                       -                 249              1,200
                                                --------------     ---------------     --------------
                                                       13,082              15,211             16,116

EXPENSE

Interest expense                                        8,076               7,781              7,671
Operating expenses                                      1,423               2,788              9,110
                                                --------------     ---------------     --------------
                                                        9,499              10,569             16,781
                                                --------------     ---------------     --------------

Earnings before income taxes and
  equity in net earnings of
  subsidiaries                                          3,583               4,642               (665)

Federal and state income taxes                          1,434               1,859             (1,493)
                                                --------------     ---------------     --------------

Earnings before equity in net
  earnings of subsidiaries                              2,149               2,783                828

Equity in net earnings of
  subsidiaries                                         55,043              73,338             88,506
                                                --------------     ---------------     --------------

Net earnings                                         $ 57,192            $ 76,121           $ 89,334
                                                --------------     ---------------     --------------

Other comprehensive income:
  Unrealized holding gain (loss) on
  investment securities                                  (100)              1,209             (1,790)

Income tax related to other
  comprehensive income                                     23                (496)               671
                                                --------------     ---------------     --------------

Other comprehensive income                                (77)                713             (1,119)
                                                --------------     ---------------     --------------

Comprehensive income                                 $ 57,115            $ 76,834           $ 88,215
                                                ==============     ===============     ==============

                       See notes to financial statements.

                                                                      SCHEDULE I
                                LEGG MASON, INC.
                              (PARENT COMPANY ONLY)

                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                             Years Ended March 31,
                                                                             ------------------------------------------------------
                                                                                  1997               1998                1999
                                                                             ---------------    ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                     $ 57,192           $ 76,121            $ 89,334
    Equity in earnings of subsidiaries                                              (55,043)           (73,338)            (88,506)

    Depreciation and amortization                                                         -                  -                 269
    (Increase) decrease in assets                                                     1,202             (1,264)            (11,710)
    Increase (decrease) in liabilities                                               (1,609)             2,231               6,035
                                                                             ---------------    ---------------     ---------------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                      1,742              3,750              (4,578)
                                                                             ---------------    ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease (increase) in resale agreements                                      (14,388)            31,178             (30,393)
  Purchase of investment securities                                                (168,510)          (127,737)            (25,544)
  Proceeds from sales and maturities of investment
      securities                                                                    195,166            171,339              31,521
  Investments in and advances to subsidiaries                                          17,705            (21,354)             14,653
                                                                             ---------------    ---------------     ---------------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                                     29,973             53,426              (9,763)
                                                                             ---------------    ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of subordinated liabilities                                                 (29)                 -                   -
  Issuance of common stock                                                            4,976              9,777               9,508
  Dividends paid                                                                     (8,412)           (10,197)            (13,320)
                                                                             ---------------    ---------------     ---------------

CASH USED FOR FINANCING ACTIVITIES                                                   (3,465)              (420)             (3,812)
                                                                             ---------------    ---------------     ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 28,250             56,756             (18,153)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       10,308             38,558              95,314
                                                                             ---------------    ---------------     ---------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                           $ 38,558           $ 95,314            $ 77,161
                                                                             ===============    ===============     ===============

Interest payments were $9,406 in 1997, $7,481 in 1998 and $7,371 in 1999. No income tax payments were made by Legg Mason, Inc. in 1997, 1998 or 1999.

                       See notes to financial statements.

                                LEGG MASON, INC.
                              (PARENT COMPANY ONLY)

                          NOTES TO FINANCIAL STATEMENTS
                             (Dollars in thousands)

BASIS OF PRESENTATION

         The Parent Company Only financial statements include the accounts of Legg Mason, Inc. In addition, all the assets and liabilities of its wholly-owned subsidiaries are presented in Investments in and advances to subsidiaries.

         The Notes to the Consolidated Financial Statements of Legg Mason, Inc. and Subsidiaries included in Item 8 of this Report include disclosures with respect to the Parent Company Only.

TRANSACTIONS WITH AFFILIATES

         Parent Company interest income for 1997, 1998 and 1999 includes $4,509, $3,993 and $3,367, respectively, arising from a promissory note between the Parent Company and an investment advisory subsidiary of the Company. The note, $39,812 at March 31, 1998 and $28,519 at March 31, 1999, is included in Investments in and advances to subsidiaries.

         In addition, interest income for 1997, 1998 and 1999 includes $363, $1,576 and $2,865, respectively, principally arising from senior subordinated loans to a broker-dealer subsidiary of the Company. The indebtedness, $40,000 at March 31, 1998 and $35,000 at March 31, 1999, is included in Investments in and advances to subsidiaries.

         All income tax payments are paid by Legg Mason Wood Walker, Inc., a wholly-owned subsidiary.

EMPLOYEE STOCK TRUST

         In July 1998, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 97-14, "Accounting for Deferred Compensation Where Amounts Earned Are Held in a Rabbi Trust and Invested" ("EITF 97-14"). Under EITF 97-14, assets of the Trust must be consolidated with those of the employer, and the value of the employer's stock held in the rabbi trust must be classified in stockholders' equity and generally accounted for in a manner similar to treasury stock. In certain situations, the corresponding deferred compensation liability must be recorded at the fair market value of the shares held in the rabbi trust and the changes in the fair market value of the deferred compensation liability after September 30, 1998 must be recognized in earnings. A subsidiary of the Company adopted EITF 97-14 as of September 30, 1998. The shares of the Parent Company's stock (1,423,619 at March 31, 1999) are shown in stockholders' equity similar to treasury stock, at cost, and the deferred compensation obligation is recorded in liabilities at the fair market value of the stock held in trust. The difference between the cost and fair market value through September 30, 1998, has been presented as a separate component of stockholders' equity. In accordance with EITF 97-14, for the fiscal year ended March 31, 1999, the subsidiary of the Company recorded a non-cash charge to earnings of $10,352 which is included in equity in net earnings of subsidiaries.

        The subsidiary of the Company has amended the plan so that subsequent to the first quarter of fiscal 2000, changes in the value of the stock held by the plan will no longer affect the Company's earnings and stockholders' equity will be substantially restored.