Form 10-Q
period 1999-06-30
LEGG MASON INC
filed 1999-08-12
CIK 704051

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                             FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		 SECURITIES EXCHANGE ACT OF 1934

		   For the Quarter Ended June 30, 1999

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

56,804,824 shares of common stock as of the close of business on July 31, 1999


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	                 	  LEGG MASON, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
		                        (in thousands of dollars)



                                             June 30,1999  March 31,1999

                                             (Unaudited)
ASSETS:


 Cash and cash equivalents..................  $  353,064    $  208,142
 Cash and securities segregated for
  regulatory purposes.......................   1,290,777     1,374,255
 Resale agreements..........................     114,962       141,016
 Receivable from customers..................   1,044,070       921,267
 Securities borrowed........................     497,207       308,719
 Securities inventory, at market value......     162,267       143,998
 Investment securities, at market value.....      14,062        17,230
 Equipment and leasehold improvements, net..      57,051        55,807
 Intangible assets, net.....................      54,851        56,127
 Other......................................     222,138       247,126

                                              $3,810,449    $3,473,687



LIABILITIES AND STOCKHOLDERS' EQUITY:
 Liabilities:
  Payable to customers......................  $2,254,903    $2,170,588
  Payable to brokers and dealers............      13,194        10,430
  Securities loaned.........................     472,924       311,818
  Short-term borrowings.....................     113,654        49,262
  Securities sold, but not yet purchased,
   at market value..........................      21,979        11,822
  Accrued compensation......................      93,268       115,480
  Deferred compensation trust...............          -         48,986
  Other.....................................     117,740       101,448
  Senior notes..............................      99,687        99,676

                                               3,187,349     2,919,510

 Stockholders' Equity:
  Common stock..............................       5,669         5,638
  Additional paid-in capital................     224,491       215,387
  Deferred compensation and employee note
   receivable...............................      (5,350)       (5,362)
  Employee stock trust......................     (21,331)      (18,475)
  Employee deferred compensation stock trust      21,331       (11,470)
  Retained earnings.........................     397,768       368,632
  Accumulated other comprehensive income,net         522          (173)

                                                 623,100       554,177

                                              $3,810,449    $3,473,687


           	 See notes to condensed consolidated financial statements.



           		      LEGG MASON, INC. AND SUBSIDIARIES
	                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
	                	 (in thousands, except per share amounts)
                               (Unaudited)

                                                    Three Months
                                                   Ended June 30,
                                                 1999         1998
Revenues:
 Investment advisory and related fees....     $123,033      $ 90,403
 Commissions.............................       82,452        64,961
 Principal transactions..................       28,470        22,410
 Investment banking......................       22,096        20,935
 Interest................................       46,686        40,185
 Other...................................       11,869         9,849

                                               314,606       248,743

Expenses:
 Compensation and benefits...............      176,134       137,149
 Occupancy and equipment rental..........       18,960        15,836
 Communications..........................       12,568        12,004
 Floor brokerage and clearing fees.......        2,001         1,504
 Interest................................       27,663        24,228
 Other...................................       21,904        17,083

                                               259,230       207,804

Earnings Before Income Taxes.............       55,376        40,939
 Income taxes............................       22,558        16,575

Net Earnings.............................     $ 32,818      $ 24,364

Earnings per common share:
 Basic...................................     $   0.59      $   0.44
 Diluted.................................     $   0.54      $   0.41

Average number of common shares
 outstanding:
 Basic...................................       55,422        55,155
 Diluted.................................       60,060        58,896

Dividends declared per common share......     $  0.065      $  0.055

Book value per common share..............     $  10.99      $   9.46


	  See notes to condensed consolidated financial statements.




                   		      LEGG MASON, INC. AND SUBSIDIARIES
		                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
		                           	 (in thousands of dollars)
			                                    (Unaudited)

                                                        Three Months
                                                       Ended June 30,
                                                       1999    1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings......................................  $ 32,818  $ 24,364
 Noncash items included in earnings:
  Depreciation and amortization...................     5,907     5,058
  Deferred compensation...........................    (1,063)       -

(Increase) decrease in assets:
  Cash and securities segregated for regulatory
   purposes.......................................    83,478    56,233
  Receivable from customers.......................  (122,803) (161,108)
  Securities borrowed.............................  (188,488)   48,683
  Securities inventory............................   (18,269)  (83,932)
  Other...........................................    13,783   (24,473)

 Increase (decrease) in liabilities:
  Payable to customers............................    84,315   108,066
  Payable to brokers and dealers..................     2,764     5,483
  Securities loaned...............................   161,106   (65,951)
  Securities sold, but not yet purchased..........    10,157    28,253
  Accrued compensation............................   (22,212)  (27,841)
  Other...........................................    14,702     4,260

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES..    56,195   (82,905)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for:
  Equipment and leaseholds improvements...........    (5,844)   (3,197)
  Intangible assets...............................      (150)     (404)
 Net decrease in resale agreements................    26,054    77,779
 Purchases of investment securities...............      (551)  (20,059)
 Proceeds from maturities of investment securities     4,908     4,610

CASH PROVIDED BY INVESTING ACTIVITIES.............    24,417    58,729

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in short-term borrowings............    64,392   101,911
 Issuance of common stock.........................     3,578     2,420
 Dividends paid...................................    (3,660)   (3,025)

CASH PROVIDED BY FINANCING ACTIVITIES.............    64,310   101,306

NET INCREASE IN CASH AND CASH EQUIVALENTS.........   144,922    77,130
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..   208,142   206,245

CASH AND CASH EQUIVALENTS AT END OF PERIOD........  $353,064  $283,375



	See notes to condensed consolidated financial statements.


                        LEGG MASON, INC. AND SUBSIDIARIES
	           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          (in thousands of dollars)
                                (Unaudited)

                                                      Three Months
                                                     Ended June 30,
                                                     1999        1998
Net earnings....................................    $32,818    $24,364

Other comprehensive income (loss):
 Net unrealized holding gains (losses)
    arising during the period...................      1,070       (824)
 Deferred income taxes..........................       (375)       322

    Total other comprehensive income (loss).....        695       (502)

Comprehensive income............................    $33,513    $23,862





          See notes to condensed consolidated financial statements.

                       LEGG MASON, INC. AND SUBSIDIARIES
	               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (in thousands of dollars)
                               June 30, 1999
                                (Unaudited)

1. Interim Basis of Reporting:

	The accompanying unaudited condensed consolidated financial statements of Legg Mason, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. The interim financial statements have been prepared utilizing the interim basis of reporting and, as such, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year.

	The information contained in the interim financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. Where appropriate, prior years' financial statements have been reclassified to conform with the 1999 presentation.

2. Net Capital Requirements:

	The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule.
The Rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of June 30, 1999, the broker-dealer subsidiaries had aggregate net capital, as defined, of $219,435 which exceeded required net capital by $197,328.

3. Legal Proceedings:

	The Company has been named as a defendant in various legal actions arising primarily from securities and investment banking activities, including certain class actions which primarily allege violations of securities laws and seek unspecified damages which could be substantial. While the ultimate resolution of these actions cannot currently be determined, in the opinion of management, after consultation with legal counsel, the actions will be resolved with no material adverse effect on the consolidated financial statements of the Company. However, if during any period a potential adverse contingency should become probable, the results of operations in that period could be materially affected.

4. Recent Accounting Developments:

	In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". In May 1999, the effective date for implementation was delayed until fiscal years beginning after June 15, 2000. The impact of adopting Statement No. 133 will not be material to the Company's consolidated financial statements.

5. Deferred Compensation Employee Stock Trust:

  In July 1998, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested." Under EITF 97-14, assets of the Trust must be consolidated with those of the employer, and the value of the employer's stock held in the rabbi trust must be classified in stockholders' equity and generally accounted for in a manner similar to treasury stock. In certain situations, the corresponding deferred compensation liability must be recorded at the fair market value of the shares held in the rabbi trust and the changes in the fair market value of the deferred compensation liability after September 30, 1998 must be recognized in earnings. The Company adopted EITF 97-14 to account for its Deferred Compensation Employee Stock Trust Plan ("Plan") effective September 30, 1998.

  During the quarter ended June 30, 1999, the Company recorded a non-cash gain of $1,063, which is included in compensation and benefit expense. This gain represents the change in the fair market value of the stock held in trust from April 1, 1999 to June 2, 1999.

  On June 2, 1999, the Company amended the Plan to limit distributions of Plan assets to shares of the Company's common stock. In accordance with the provisions of EITF 97-14, changes in the value of the stock held by the Plan subsequent to June 2, 1999 will no longer affect the Company's earnings. In addition, as a result of the Plan amendment, the obligation previously recorded as a deferred compensation liability has been reclassified to stockholders' equity. Accordingly, the Trust shares and the corresponding liability are presented as components of stockholders' equity in the Statements of Financial Condition.

6. Business Segment Information:

  The Company provides financial services through four business segments: Investment Advisory; Private Client; Capital
Markets; and Other. Segment results include all direct revenues and expenses of the operating units in each segment and allocations of indirect expenses based on specific methodologies.

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

  Capital Markets consists of the Company's equity and fixed-income institutional sales and trading, syndicate, corporate and public finance activities. Sales credits associated with underwritten offerings are reported in Private Client when sold through retail distribution channels and in Capital Markets when sold through institutional distribution channels.

  Other businesses are principally the Company's real estate business and unallocated corporate revenues and expenses.


	Segment financial results are as follows:


                                               Three months
                                              ending June 30,

                                             1999           1998
Revenues:
 Investment Advisory.........             $ 77,996       $ 62,342
 Private Client..............              180,396        147,092
 Capital Markets.............               49,303         30,971
 Other.......................                6,911          8,338

                                          $314,606       $248,743

Earnings before income taxes:
 Investment Advisory.........             $ 25,295       $ 20,356
 Private Client..............               18,957         14,542
 Capital Markets.............               10,444          5,170
 Other.......................                  680            871

                                          $ 55,376       $ 40,939


	The Company's revenues and earnings presented above are substantially derived from domestic operations. Results of international operations are not significant.

Item 2.     Management's Discussion and Analysis of Results of
            Operations and Financial Condition

RESULTS OF OPERATIONS

During the first fiscal quarter ended June 30, 1999, Legg Mason, Inc. and its subsidiaries (the "Company") continued to benefit from favorable conditions in the securities markets. Active and rising equity markets and higher securities transaction volume contributed to record revenues, net earnings and basic and diluted earnings per share.

Quarter Ended June 30, 1999 Compared to Quarter Ended June 30,
1998

For the quarter ended June 30, 1999, revenues, net earnings and earnings per share were substantially higher than in the quarter ended June 30, 1998. Revenues increased 26% in the quarter to $314.6 million from $248.7 million in the corresponding quarter of the prior year. Net earnings were $32.8 million, up 35% from $24.4 million in the prior year's quarter. Basic earnings per share increased by 34% to $.59 from $.44. Diluted earnings per share increased 32% to $.54 from $.41.

Revenues:

Investment advisory and related fees increased to a record $123.0 million, 36% higher than in the corresponding quarter of the prior year. This increase was a result of growth in assets under management in Company-sponsored mutual funds, fixed-income investment advisory and fee-based brokerage accounts. As of June 30, 1999, Legg Mason subsidiaries served as investment advisors to individual and institutional accounts and mutual funds with an asset value of $93 billion, up 26% from $74 billion at June 30, 1998.

Commission revenues of $82.5 million increased 27% from $65.0 million in the prior year's quarter due to increased sales of listed and over-the-counter securities and variable annuities.

Revenues from principal transactions increased 27% to $28.5 million, principally as a result of increased sales of fixed-income and over-the-counter securities.

Investment banking revenues were $22.1 million, up 6% from $20.9 million in the prior year's quarter, primarily as a result of increased corporate banking activities, principally public offerings of equity securities and increased advisory fees. Offsetting these increases were decreases in public offerings of real estate investment trusts and lower fees from municipal banking activities.

Other revenues increased 21% to $11.9 million, from $9.8 million in the prior year's quarter, due to a gain on the sale of a merchant banking investment and increased customer activity, partially offset by a decrease in the volume of loan originations at the Company's mortgage banking subsidiary and losses on firm investments.

Expenses:

Compensation and benefits increased 28% to $176.1 million, from $137.1 million in the prior year's quarter, reflecting higher profitability-based and sales-based compensation on increased revenues, as well as higher fixed compensation costs, primarily attributable to an increased number of employees. Included in compensation and benefit expense during the quarter ended June 30, 1999 was a non-cash gain of $1,063 (see Note 5 of Notes to Condensed Consolidated Financial Statements).

Occupancy and equipment rental increased 20% to $19.0 million, from $15.8 million in the prior year's quarter, primarily attributable to increased investments in technology and higher rent at new and existing branch office locations.

Communications expense rose 5% to $12.6 million from $12.0 million in the prior year's quarter as a result of an increase in business activity, which gave rise to increased costs for telephone usage, quote services and printed materials.

Floor brokerage and clearing fees increased 33% to $2.0 million reflecting an increase in securities transaction volume.

Other expenses increased 28% to $21.9 million from $17.1 million in the prior year's quarter primarily as a result of higher litigation-related and promotional expenses.

Interest:

Interest revenue increased 16% to $46.7 million from $40.2 million because of larger firm investment (predominantly funds segregated for regulatory purposes)and customer margin account balances, partially offset by lower average interest rates.

Interest expense increased 14% to $27.7 million from $24.2 million in the prior year's quarter as a result of larger interest-bearing customer credit balances, partially offset by lower average interest rates.

Income taxes:

Income taxes rose 36% to $22.6 million as a result of the increase in pre-tax earnings. The effective tax rate increased to 40.7% from 40.5% as a result of increased foreign operating losses.

Liquidity and Capital Resources

There has been no material change in the Company's financial position since March 31, 1999. A substantial portion of the Company's assets is liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed primarily by free credit balances, equity capital, Senior Notes, bank lines of credit and other payables.

During the three months ended June 30, 1999, cash and cash equivalents increased $144.9 million. Cash flows from financing activities provided $64.3 million as a result of net proceeds from short-term borrowings. Cash flows from operating activities provided $56.2 million, attributable to lower levels of segregated cash and net earnings, partially offset by increases in net customer receivables and net securities borrowed. Cash flows from investing activities provided $24.4 million, principally as a result of a decline in investments in resale agreements.

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

Having identified and assessed those computer systems and equipment that require modification, the Company has substantially completed the remediation and testing phases of its project plan. The Company has also completed the remediation, testing and implementation of its critical internal systems. In addition to internal testing, the Company actively participated in testing among securities brokerage firms, securities exchanges, clearing organizations, and other vendors.

In November 1997, the Company converted its securities brokerage processing system to a vendor that is the principal service provider of this type to the securities brokerage industry. The vendor has confirmed to the Company that it has substantially completed the necessary coding modifications and completed its Year 2000 testing in the second quarter of 1999, as scheduled. The vendor has offered additional testing opportunities, in which the Company will participate. The Company has received similar confirmation of Year 2000 readiness for its proprietary mutual funds from the vendors that are the principal service providers to the mutual fund industry.

The Company is also continuing to communicate with its remaining vendors and other third parties, including its landlords and utility suppliers, to determine the likely extent to which the Company may be affected by third parties' Year 2000 plans and target dates. The Company has received from its critical third party vendors assurances or certification of their Year 2000 compliance.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. While the Company does not have a current expectation of any material loss as a result of the Year 2000 issue, there can be no assurance that the Company's internal systems or the systems of third parties on which the Company relies will be remediated on a timely basis, or that a failure to remediate by another party, or a remediation or conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company has developed contingency plans in the event of Year 2000 failures. However, there can be no assurance that any such contingency plans will fully mitigate the effects of any such failure.

Based on information currently available, including information provided by third party vendors, the Company expects its aggregate expenditures for its Year 2000 project plan to be approximately $4.0 million, of which an estimated $2.2 million has been incurred as of June 30, 1999. A significant portion of these costs will not be incremental costs to the Company, but rather will represent the redeployment of existing information technology and operations resources, primarily to test the remediation efforts of the Company's third party vendors. The Company expects to fund all Year 2000 related costs through operating cash flows and a reallocation of the Company's overall information technology spending. In accordance with generally accepted accounting principles, Year 2000 expenditures will be expensed as incurred. The costs of the Company's Year 2000 project and the dates on which the Company plans to complete the Year 2000 modifications are based on management's best current estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party compliance plans and other factors. However, there can be no assurance that these estimates will prove correct and actual results could differ materially from those plans.

Forward-Looking Statements

The Company has made in this report, and from time to time may otherwise make in its public filings, press releases and statements by Company management, "forward-looking statements" within the meaning of the Private Securities Litigation Reform
Act of 1995 concerning the Company's operations, economic performance and financial condition. The words or phrases "can be", "expects", "may affect", "may depend", "believes", "estimate", "project" and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions readers that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond the Company's control, in addition to those discussed elsewhere herein and in the Company's other public filings, press releases and statements by Company management, including (i) the volatile and competitive nature of the securities business, (ii) changes in domestic and foreign economic and market conditions, (iii) the effect of federal, state and foreign regulation on the Company's business, (iv) market, credit and liquidity risks associated with the Company's underwriting, securities trading, market-making and investment management activities, (v) failure of the Company, its vendors or other third parties to achieve Year 2000 compliance,
(vi) impairment of acquired client contracts, (vii) potential restrictions on the business of, and withdrawal of capital from, certain subsidiaries of the Company due to net capital requirements, (viii) potential liability under federal and state securities laws and (ix) the effect of any future acquisitions.
Due to such risks, uncertainties and other factors, the Company cautions each person receiving such forward-looking information not to place undue reliance on such statements. All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market
Risk

During the quarter ended June 30, 1999, there were no material changes to the information contained in Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended
March 31, 1999.

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


	  (b) A Form 8-K Report was filed on
	      June 3, 1999 reporting under Items
	      5 and 7

                  			      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    LEGG MASON, INC.
                      (Registrant)


DATE:  August 12, 1999         /s/Timothy C. Scheve
                               Timothy C. Scheve
                               Executive Vice President




DATE:  August 12, 1999         /s/Charles J. Daley, Jr.
                               Charles J. Daley, Jr.
                               Vice President

                   			      INDEX TO EXHIBITS



   Item no.   Description

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