Form 10-Q
period 1999-09-30
LEGG MASON INC
filed 1999-11-12
CIK 704051

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                               FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		 SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended September 30, 1999

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

57,186,376 shares of common stock as of the close of business on November 4, 1999.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                      LEGG MASON, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (in thousands of dollars)

                                              September 30,      March 31,
                                                 1999             1999
                                               (Unaudited)
ASSETS:


 Cash and cash equivalents..................   $  333,619      $  208,142
 Cash and securities segregated for
  regulatory purposes.......................    1,149,926       1,374,255
 Resale agreements..........................      242,254         141,016
 Receivable from customers..................    1,083,095         921,267
 Securities borrowed........................      401,573         308,719
 Securities inventory, at market value......      126,682         143,998
 Investment securities, at market value.....       13,973          17,230
 Equipment and leasehold improvements, net..       58,215          55,807
 Intangible assets, net.....................       71,067          56,127
 Other......................................      235,932         247,126

                                               $3,716,336      $3,473,687



LIABILITIES AND STOCKHOLDERS' EQUITY:


 Liabilities:

  Payable to customers......................   $2,217,999      $2,170,588
  Payable to brokers and dealers............       12,147          10,430
  Securities loaned.........................      387,855         311,818
  Short-term borrowings.....................      112,318          49,262
  Securities sold, but not yet purchased,
   at market value..........................       28,470          11,822
  Accrued compensation......................      113,917         115,480
  Deferred compensation trust...............           -           48,986
  Other.....................................       91,049         101,448
  Senior notes..............................       99,699          99,676

                                                3,063,454       2,919,510

 Stockholders' Equity:

  Common stock..............................        5,707           5,638
  Additional paid-in capital................      230,737         215,387
  Deferred compensation and employee note
   receivable...............................       (5,433)         (5,362)
  Employee stock trust......................      (22,995)        (18,475)
  Employee deferred compensation stock trust       22,995         (11,470)
  Retained earnings.........................      421,525         368,632
  Accumulated other comprehensive income,net          346            (173)

                                                  652,882         554,177

                                               $3,716,336      $3,473,687




            See notes to condensed consolidated financial statements.



                         LEGG MASON, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share amounts)
                                    (Unaudited)

                                            Three months        Six months
                                        ended September 30, ended September 30,
                                           1999    1998      1999      1998
 Revenues:
   Investment advisory and related fees $126,347 $ 93,318  $249,380  $183,721
   Commissions.........................   73,243   65,956   155,695   130,917
   Principal transactions..............   27,976   22,044    56,446    44,454
   Investment banking..................   13,459   16,244    35,555    37,179
   Interest............................   49,502   39,959    96,188    80,144
   Other...............................   11,084   10,082    22,953    19,931

                                         301,611  247,603   616,217   496,346
 Expenses:
   Compensation and benefits...........  170,497  137,896   346,631   275,045
   Occupancy and equipment rental......   18,336   15,004    37,296    30,840
   Communications......................   13,386   12,589    25,954    24,593
   Floor brokerage and clearing fees...    1,900    1,758     3,901     3,262
   Interest............................   28,873   23,377    56,536    47,605
   Other...............................   21,424   20,066    43,328    37,149

                                         254,416  210,690   513,646   418,494

 Earnings Before Income Tax............   47,195   36,913   102,571    77,852
   Income tax provision................   18,871   15,069    41,429    31,644

 Net Earnings ......................... $ 28,324 $ 21,844  $ 61,142  $ 46,208

 Earnings per common share:
   Basic............................... $   0.50 $   0.39  $   1.09  $   0.84
   Diluted............................. $   0.47 $   0.37  $   1.00  $   0.78

 Weighted average number of common
  shares outstanding:
   Basic...............................   56,789   55,438    56,104    55,287
   Diluted.............................   60,450   58,861    60,239    58,876

 Dividends declared per common share... $   0.08 $  0.065  $  0.145  $   0.12

 Book value per common share...........                    $  11.44  $   9.51




         See notes to condensed consolidated financial statements.



                     LEGG MASON, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands of dollars)
                                (Unaudited)
                                                         Six months
                                                      ended September 30,
                                                        1999       1998
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings.....................................   $ 61,142    $ 46,208
  Non-cash items included in earnings:
   Depreciation and amortization..................     12,063      10,288
   Employee deferred compensation stock trust.....     (1,063)       (240)

 (Increase) decrease in assets excluding
    acquisitions:
  Cash and securities segregated for regulatory
    purposes......................................    224,329     (28,014)
  Receivable from customers.......................   (161,828)   (142,515)
  Securities borrowed.............................    (92,854)    174,289
  Securities inventory............................     17,316     (20,948)
  Other...........................................     10,023     (11,302)

 Increase (decrease) in liabilities excluding
    acquisitions:
  Payable to customers............................     47,411     168,645
  Payable to brokers and dealers..................      1,717       2,868
  Securities loaned...............................     76,037    (163,581)
  Securities sold, but not yet purchased..........     16,648      (5,717)
  Accrued compensation............................     (1,563)    (14,968)
  Other...........................................    (12,301)     (5,183)

CASH PROVIDED BY OPERATING ACTIVITIES.............    197,077       9,830

CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for:
   Equipment and leasehold improvements...........    (11,450)     (8,795)
   Intangible assets..............................       (235)       (418)
   Acquisitions, net of cash acquired.............    (27,875)         -
 Net increase in resale agreements................   (101,238)    (41,864)
 Purchases of investment securities...............     (1,687)    (24,111)
 Proceeds from maturities of investment securities      5,638      22,673

CASH USED FOR INVESTING ACTIVITIES................   (136,847)    (52,515)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in short-term borrowings............     63,056      76,442
 Issuance of common stock.........................      9,533       5,051
 Dividends paid...................................     (7,342)     (6,062)

CASH PROVIDED BY FINANCING ACTIVITIES.............     65,247      75,431

NET INCREASE IN CASH AND CASH EQUIVALENTS.........    125,477      32,746

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..    208,142     206,245

CASH AND CASH EQUIVALENTS AT END OF PERIOD........   $333,619    $238,991

       See notes to condensed consolidated financial statements.



                  LEGG MASON, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                       (in thousands of dollars)
                             (Unaudited)


                                       Three months ended   Six months ended
                                          September 30,       September 30,
                                         1999      1998      1999       1998

Net earnings..........................  $28,324  $21,844    $61,142   $46,208

Other comprehensive income (loss):
 Net unrealized holding gains (losses)
    arising during the period.........     (295)    (905)       775    (1,729)
 Deferred income taxes................      119      349       (256)      671

  Total other comprehensive
    income (loss).....................     (176)    (556)       519    (1,058)

Comprehensive income..................  $28,148  $21,288    $61,661   $45,150








      See notes to condensed consolidated financial statements.

                 LEGG MASON, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands of dollars)
                          September 30, 1999
                             (Unaudited)

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


2. Net Capital Requirements:

	The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. The Rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of September 30, 1999, the broker-dealer subsidiaries had aggregate net capital, as defined, of $247,831 which exceeded required net capital by $224,943.

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

4. Recent Accounting Development:

	In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." In May 1999, the effective date for implementation was delayed until fiscal years beginning after June 15, 2000. The impact of adopting Statement No. 133 will not be material to the Company's consolidated financial statements.

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

6. Acquisitions:

On September 2, 1999, the Company acquired the assets of Berkshire Asset Management, Inc. ("Berkshire") for $18,000. Berkshire provides investment management services for predominantly domestic equity and fixed-income accounts for high net worth individuals and institutions. The acquisition was accounted for as a purchase and, accordingly, the net assets and results of operations are included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the tangible net assets acquired is being amortized on a straight-line basis over twelve years.

 In addition, on September 30, 1999, the Company entered into a joint venture with Bingham Dana LLP, a Boston-based law firm, to acquire a 50% interest in its trust administration business for $10,000. The investment in this joint venture will be accounted for under the equity method.

7. Subsequent Event:

	On October 18, 1999, the Company announced a tender offer to acquire all of the issued share capital of Johnson Fry Holdings PLC ("Johnson Fry"), a London-based retail fund management company, for 275 pence per share. Based on the exchange rate on October 18, 1999, the cost of the acquisition will be approximately $70,000. This acquisition will be accounted for as a purchase and, accordingly, the net assets and results of operations will be included in the Company's consolidated financial statements from the date of acquisition, which is expected to occur in the third fiscal quarter.

8. Business Segment Information:

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

	Other consists principally of the Company's real estate business and unallocated corporate revenues and expenses.

Segment financial results are as follows:

                                     Three months ended    Six months ended
                                       September 30,         September 30,
                                     1999       1998       1999        1998
Revenues:
 Investment Advisory.........     $ 82,520     $ 65,066  $161,983   $127,779
 Private Client..............      178,641      146,879   360,557    293,600
 Capital Markets.............       30,921       27,299    77,237     58,281
 Other.......................        9,529        8,359    16,440     16,686

                                  $301,611     $247,603  $616,217   $496,346

Earnings before income taxes:
 Investment Advisory.........     $ 30,162     $ 19,072  $ 55,383   $ 39,364
 Private Client..............       18,314       15,119    37,887     29,726
 Capital Markets.............       (2,300)       2,038     8,187      7,219
 Other.......................        1,019          684     1,114      1,543

                                  $ 47,195     $ 36,913  $102,571   $ 77,852

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

RESULTS OF OPERATIONS

During its second fiscal quarter and the six months ended September 30, 1999, Legg Mason, Inc. and its subsidiaries (the "Company") reported substantial growth in revenues, net earnings, and earnings per share from the corresponding periods in the prior year. The increase in revenues and net earnings was primarily the result of growth in fee-based revenues, securities brokerage activities and net interest profit, partially offset by a decline in investment banking revenues.

Quarter Ended September 30, 1999 Compared to Quarter Ended September
30, 1998

In the quarter ended September 30, 1999, the Company's net earnings increased 30% to $28.3 million from $21.8 million in the prior year's quarter. Revenues rose 22% to $301.6 million from $247.6 million in the corresponding quarter of the prior year. Basic earnings per share increased by 28% to $.50 from $.39. Diluted earnings per share increased by 27% to $.47 from $.37.

Revenues:

The growth in revenues from the corresponding quarter of the prior year was primarily due to increases in the Company's investment advisory and securities brokerage activities, offset in part by a decline in revenues from investment banking activities.

Investment advisory and related fees:

Investment advisory and related fees grew for the 38th consecutive quarter to a record $126.3 million, up 35% from $93.3 million a year ago. This increase was primarily the result of growth in assets under management in Company-sponsored mutual funds. At September 30, 1999, Legg Mason subsidiaries served as investment advisors to individual and institutional accounts and mutual funds with an asset value of $95 billion, up 27% from $75 billion at September 30, 1998.

Commissions:

Commission revenues of $73.2 million increased 11% from $66.0 million in the prior year's quarter as a result of higher sales of variable annuities, over-the-counter securities and non-affiliated mutual funds, partially offset by a decline in the volume of listed securities transactions.

Principal transactions:

Principal transaction revenues were $28.0 million, up 27% from $22.0 million in the prior year's quarter as a result of increased profits from sales of fixed-income securities.

Investment banking:

Investment banking revenues of $13.5 million were down 17% from $16.2 million in the corresponding prior year quarter, attributable to a decline in the volume of corporate and municipal finance activity.

Other:

Other revenues increased 10% to $11.1 million from $10.1 million in the prior year's quarter primarily as a result of an increase in the volume of loan originations from the Company's mortgage banking subsidiary and increased customer activity.

Expenses:

Compensation and benefits:

Compensation and benefits increased 24% to $170.5 million from $137.9 million in the corresponding prior year quarter, reflecting higher sales and profitability-based compensation on increased revenues, as well as higher fixed compensation costs, primarily attributable to an increase in the number of employees.

Occupancy and equipment rental:

Occupancy and equipment rental was $18.3 million, up 22% from $15.0 million in the corresponding prior year quarter primarily due to higher costs resulting from the opening of new branch office locations, expansion of space at the Company's headquarters and increased investments in technology.

Communications:

Communications expense rose 6% to $13.4 million from $12.6 million in the corresponding prior year quarter as a result of increased business activity, which gave rise to increased costs for quote services and telephone usage.

Floor brokerage and clearing fees:

Floor brokerage and clearing fees increased 8% to $1.9 million, reflecting an increase in securities transaction volume.

Other:

Other expenses increased 7% to $21.4 million from $20.1 million in the corresponding prior year quarter primarily as a result of an increase in litigation-related expenses.

Interest:

Interest revenue increased 24% to $49.5 million from $40.0 million in the corresponding prior year quarter because of larger firm investments (predominantly funds segregated for regulatory purposes) and customer margin account balances, partially offset by lower average interest rates.

Interest expense increased 24% to $28.9 million from $23.4 million in the corresponding prior year quarter as a result of larger interest-bearing customer credit balances, partially offset by lower average interest rates.

Income tax provision:

The income tax provision rose 25% to $18.9 million because of an increase in pre-tax earnings.

Six Months Ended September 30, 1999 Compared to Six Months Ended
September 30, 1998

The Company's revenues were $616.2 million, a 24% increase from revenues of $496.3 million in the corresponding period of the prior year. Net earnings rose 32% to $61.1 million from $46.2 million in the corresponding prior year period. Basic earnings per share increased by 30% to $1.09 from $.84. Diluted earnings per share increased 28% to $1.00 from $.78.

Revenues:

The growth in revenues from the corresponding period of the prior year was primarily due to increases in the Company's investment advisory and securities brokerage activities.

Investment advisory and related fees:

Investment advisory and related fees increased 36% to $249.4 million from $183.7 million in the corresponding prior year period, principally as a result of growth in assets under management in Company-sponsored mutual funds and fee-based brokerage and fixed-income investment advisory accounts.

Commissions:

Commission revenues of $155.7 million increased 19% from $130.9 million in the corresponding prior year period, reflecting increased volume of listed securities transactions and increased sales of variable annuities and over-the-counter securities.

Principal transactions:

Principal transaction revenues were $56.4 million, up 27% from $44.5 million in the corresponding prior year period as a result of increased profits from sales of fixed-income securities.

Investment banking:

Investment banking revenues declined 4% to $35.6 million from $37.2 million in the corresponding prior year period, reflecting lower fees from municipal banking activities.

Other:

Other revenues increased 15% to $23.0 million from $19.9 million in the corresponding prior year period, due to a gain on the sale of a merchant banking investment and increased customer activity, partially offset by losses on firm investments.

Expenses:

Compensation and benefits:

Compensation and benefits rose 26% to $346.6 million from $275.0 million in the corresponding prior year period, reflecting higher sales and profitability-based compensation on increased revenues, as well as higher fixed compensation costs, primarily attributable to an increase in the number of employees.

Occupancy and equipment rental:

Occupancy and equipment rental increased 21% to $37.3 million from $30.8 million in the corresponding prior year period, as a result of higher costs resulting from the opening of new branch office locations, expansion of space at the Company's headquarters and increased investments in technology.

Communications:

Communications expense rose 6% to $26.0 million from $24.6 million in the corresponding prior year period as a result of increased business activity, which gave rise to increased costs for quote services, printed materials and telephone usage.

Floor brokerage and clearing fees:

Floor brokerage and clearing fees increased 20% to $3.9 million, reflecting an increase in securities transaction volume.

Other:

Other expenses increased 17% to $43.3 million from $37.1 million in the prior year primarily as a result of higher litigation-related expenses and promotional expenses.

Interest:

Interest revenue increased 20% to $96.2 million from $80.1 million in the comparative prior year period because of larger firm investments (predominantly funds segregated for regulatory purposes) and customer margin account balances, partially offset by lower average interest rates.

Interest expense increased 19% to $56.5 million from $47.6 million in the comparative prior year period as a result of larger interest-bearing customer credit balances, partially offset by lower average interest rates.

Income tax provision:

The income tax provision rose 31% to $41.4 million because of an increase in pre-tax earnings.

Liquidity and Capital Resources

There has been no material change in the Company's financial position since March 31, 1999. A substantial portion of the Company's assets are liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed principally by free credit balances, equity capital, senior notes, bank lines of credit and other payables.

During the six months ended September 30, 1999, cash and cash equivalents increased $125.5 million. Cash flows from operating activities provided $197.1 million, which is attributable to lower levels of segregated cash and an increase in net earnings adjusted for depreciation and amortization, partially offset by an increase in net customer receivables. Cash flows from financing activities provided $65.2 million as a result of increased levels of short-term borrowings by the Company's mortgage banking affiliates. Investing activities used $136.8 million, principally as a result of an increase in the funding of resale agreements, acquisitions and purchases of equipment and leasehold improvements. As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, the Company acquired Berkshire Asset Management, Inc. for $18.0 million. Additionally, the

Company acquired a 50% interest in the trust administration business of Bingham Dana LLP.

As discussed in Note 7 of Notes to Condensed Consolidated Financial Statements, the Company has made a tender offer to acquire all of the issued and outstanding share capital of Johnson Fry. If all shareholders accept the offer, the Company expects the cost of the acquisition to be approximately (pounds sterling)43 million or $70 million, which will be funded by the Company's available cash and cash equivalents. To reduce the economic impact of foreign currency fluctuations on the purchase price, the Company has purchased approximately 75% of the pounds sterling necessary to fund the acquisition.

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

Having identified and assessed those computer systems and equipment that require modification, the Company has completed the remediation, testing and implementation phases of its Year 2000 project plan. In addition to internal testing, the Company actively participated in testing among securities brokerage firms, securities exchanges, clearing organizations, and other vendors.

In November 1997, the Company converted its securities brokerage processing system to a vendor that is the principal service provider of this type to the securities brokerage industry. The vendor has confirmed to the Company that it has completed the necessary coding modifications and completed its Year 2000 testing in the second quarter of 1999, as scheduled. The vendor offered additional testing opportunities, in which the Company participated. The Company has received similar confirmation of Year 2000 readiness for its proprietary mutual funds from the vendors that are the principal service providers to the mutual fund industry.

The Company has received from its critical third party vendors, and substantially all of its non-critical third party vendors, assurances or certification of their Year 2000 compliance. The Company is continuing to communicate with its vendors and other third parties, including its landlords and utility suppliers, to confirm their continued Year 2000 compliance.

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

Based on information currently available, including information provided by third party vendors, the Company expects its aggregate expenditures for its Year 2000 project plan to be approximately $3.7 million, of which an estimated $2.6 million has been incurred as of September 30, 1999. A significant portion of these costs are not incremental costs to the Company, but rather represent the redeployment of existing information technology and operations resources, primarily to test the remediation efforts of the Company's third party vendors. The Company expects to fund all Year 2000 related costs through operating cash flows and a reallocation of the Company's overall information technology spending. In accordance with generally accepted accounting principles, Year 2000 expenditures are expensed as incurred. The costs of the Company's Year 2000 project are based on management's best current estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party compliance plans and other factors. However, there can be no assurance that these estimates will prove correct and actual results could differ materially from those plans.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the quarter ended September 30, 1999, there were no material changes to the information contained in Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

Registrant's annual meeting of stockholders was held July 27, 1999. In the election of directors, the six director nominees were elected with the following votes:

                            Votes
                            Cast          For           Withhold
Raymond A. Mason          52,241,288    51,203,198      1,038,090
James W. Brinkley         52,241,288    51,251,112        990,176
Nicholas J. St. George    52,241,288    48,503,547      3,737,741
Richard J. Himelfarb      52,241,288    51,308,471        932,817
Roger W. Schipke          52,241,288    51,290,636        950,652
Edward I. O'Brien         52,241,288    51,302,999        938,289


 The stockholders voted in favor of the approval of the amendment of the Legg Mason, Inc. 1996 Equity Incentive Plan as follows:


             Votes Cast            44,158,006
             For                   31,666,207
             Against               12,491,799
             Abstain                  494,465
             Non-Vote               7,588,817


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

       10.   Legg Mason, Inc. 1996 Equity
             Incentive Plan, as amended July 27,
             1999 (incorporated by reference to
             Registration Statement No. 333-
             86869 on Form S-8)

       11.   Statement re: computation of
             earnings per share


       27.   Statement re: financial data
             schedule

     (b)     No reports on Form 8-K were filed
             during the quarter ended September
             30, 1999.

                             SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


	                            LEGG MASON, INC.
                              (Registrant)


        DATE: November 12, 1999         /s/Timothy C. Scheve
                                        Timothy C. Scheve
                                        Executive Vice President




        DATE: November 12, 1999         /s/Thomas L. Souders
                                        Thomas L. Souders
                                        Senior Vice President and
                                        Treasurer

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

          10.     Legg Mason, Inc. 1996 Equity
                  Incentive Plan, as amended July 27,
                  1999 (incorporated by reference to
                  Registration Statement No. 333-
                  86869 on Form S-8)

          11.     Statement re: computation of
                  earnings per share

          27.     Statement re: financial data
                  schedule