Form 10-Q
period 1999-12-31
LEGG MASON INC
filed 2000-02-11
CIK 704051

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                           FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		 SECURITIES EXCHANGE ACT OF 1934

		   For the Quarter Ended December 31, 1999

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

57,608,555 shares of common stock as of the close of business on January 31, 2000.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          		  LEGG MASON, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
		               (in thousands of dollars)

                                                  December 31,  March 31,
                                                      1999        1999
                                                  (Unaudited)
ASSETS:

 Cash and cash equivalents....................    $  583,730   $  208,142
 Cash and securities segregated for
  regulatory purposes.........................     1,421,657    1,374,255
 Resale agreements............................        85,401      141,016
 Receivables:
  Customers...................................     1,205,781      921,267
  Brokers, dealers and clearing organizations.       173,055      111,526
  Other.......................................        64,935       40,944
 Securities borrowed..........................       468,108      308,719
 Securities inventory, at market value........        55,342      143,998
 Investment securities, at market value.......        18,852       17,230
 Investments of finance subsidiaries..........       244,212           -
 Equipment and leasehold improvements, net....        62,037       55,807
 Intangible assets, net.......................       130,250       56,127
 Other........................................       108,602       94,656

                                                  $4,621,962   $3,473,687
LIABILITIES AND STOCKHOLDERS' EQUITY:

 Liabilities:
  Payables:
   Customers..................................    $2,634,830   $2,170,588
   Brokers and dealers........................         8,659       10,430
  Securities loaned...........................       508,735      311,818
  Short-term borrowings.......................       152,583       49,262
  Securities sold, but not yet purchased,
   at market value............................         9,730       11,822
  Accrued compensation........................       140,450      115,480
  Deferred compensation trust.................            -        48,986
  Other.......................................       135,465      101,448
  Notes payable of finance subsidiaries.......       245,106           -
  Senior notes................................        99,711       99,676

                                                   3,935,269    2,919,510
 Stockholders' Equity:
  Common stock................................         5,741        5,638
  Additional paid-in capital..................       236,603      215,387
  Deferred compensation and employee note
   receivable.................................        (5,265)      (5,362)
  Employee stock trust........................       (26,394)     (18,475)
  Deferred compensation employee stock trust..        26,394      (11,470)
  Retained earnings...........................       450,283      368,632
  Accumulated other comprehensive income, net.          (669)        (173)

                                                     686,693      554,177

                                                  $4,621,962   $3,473,687

      See notes to condensed consolidated financial statements.


          		   LEGG MASON, INC. AND SUBSIDIARIES
	        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
		          (in thousands, except per share amounts)
			                      (Unaudited)

                                            Three months        Nine months
                                         ended December 31,  ended December 31,
                                           1999     1998      1999     1998
 Revenues:
   Investment advisory and related fees  $136,510 $ 95,389  $385,890 $279,110
   Commissions.........................    92,555   70,212   248,250  201,129
   Principal transactions..............    30,190   23,169    86,636   67,623
   Investment banking..................    11,772   20,061    47,327   57,240
   Interest............................    60,171   39,243   156,359  119,387
   Other...............................    11,531   12,440    34,484   32,371

                                          342,729  260,514   958,946  756,860
 Expenses:
   Compensation and benefits...........   185,819  146,967   533,513  422,252
   Occupancy and equipment rental......    21,119   16,498    58,415   47,338
   Communications......................    13,646   10,868    39,600   35,461
   Floor brokerage and clearing fees...     1,895    1,652     5,796    4,914
   Interest............................    36,565   23,324    93,101   70,929
   Non-cash deferred compensation......        -     7,482    (1,063)   7,242
   Other...............................    28,002   22,759    71,330   59,908

                                          287,046  229,550   800,692  648,044

 Earnings Before Income Taxes..........    55,683   30,964   158,254  108,816
   Income tax provision................    22,341   12,629    63,770   44,273

 Net Earnings .........................  $ 33,342 $ 18,335  $ 94,484 $ 64,543

 Earnings per common share:
   Basic...............................  $   0.58 $   0.34  $   1.67 $   1.19
   Diluted.............................  $   0.55 $   0.32  $   1.56 $   1.12

 Weighted average number of common
  shares outstanding:
   Basic...............................    57,142   54,477    56,453   54,188
   Diluted.............................    60,449   57,499    60,315   57,568

 Dividends declared per common share...  $   0.08 $  0.065  $  0.225 $  0.185

 Book value per common share...........                     $  11.96 $   9.73


See notes to condensed consolidated financial statements.


             LEGG MASON, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               (in thousands of dollars)
                    (Unaudited)
                                                        Nine months
                                                     ended December 31,


                                                      1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings..................................... $ 94,484    $ 64,543
  Non-cash items included in earnings:
   Depreciation and amortization..................   19,511      15,653
   Deferred compensation employee stock trust.....   (1,063)      7,242

 (Increase) decrease in assets excluding
    acquisitions:
  Cash and securities segregated for regulatory
    purposes......................................  (47,402)   (337,832)
  Receivable from customers....................... (284,514)   (144,923)
  Other receivables...............................  (75,800)    (18,803)
  Securities borrowed............................. (159,389)    279,347
  Securities inventory............................   88,656     (45,447)
  Other...........................................  (10,378)    (16,360)

 Increase (decrease) in liabilities excluding
    acquisitions:
  Payable to customers............................  464,242     548,775
  Payable to brokers and dealers..................   (1,771)      2,738
  Securities loaned...............................  196,917    (280,960)
  Securities sold, but not yet purchased..........   (2,092)     (7,486)
  Accrued compensation............................   24,970       9,896
  Deferred compensation trust.....................       -          933
  Other...........................................   10,608       5,532

CASH PROVIDED BY OPERATING ACTIVITIES.............  316,979      82,848

CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for:
   Equipment and leasehold improvements...........  (18,857)    (13,385)
   Intangible assets..............................     (168)       (566)
   Acquisitions, net of cash acquired.............  (85,179)         -
 Net decrease (increase) in resale agreements.....   55,615     (55,261)
 Purchases of investment securities...............  (22,890)    (37,510)
 Proceeds from sales and maturities
   of investment securities.......................   23,244      41,645

CASH USED FOR INVESTING ACTIVITIES................  (48,235)    (65,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in short-term borrowings............  103,321      41,701
 Issuance of common stock.........................   15,433       7,984
 Dividends paid...................................  (11,910)     (9,684)

CASH PROVIDED BY FINANCING ACTIVITIES.............  106,844      40,001

NET INCREASE IN CASH AND CASH EQUIVALENTS.........  375,588      57,772
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..  208,142     206,245

CASH AND CASH EQUIVALENTS AT END OF PERIOD........ $583,730    $264,017


     See notes to condensed consolidated financial statements.


              LEGG MASON, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                (in thousands of dollars)
                       (Unaudited)

                                        Three months ended  Nine months ended
                                            December 31,      December 31,
                                           1999    1998      1999    1998

Net earnings..........................   $33,342  $18,335  $94,484  $64,543

Other comprehensive income (loss):
 Foreign currency translation
    adjustment........................      (954)      -      (954)      -
 Net unrealized holding gains (losses)
    arising during the period.........      (108)     413      667   (1,316)
 Deferred income taxes................        47     (188)    (209)     483

  Total other comprehensive
    income (loss).....................    (1,015)     225     (496)    (833)

Comprehensive income..................   $32,327  $18,560  $93,988  $63,710



See notes to condensed consolidated financial statements.

          LEGG MASON, INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands of dollars)
                  December 31, 1999
                     (Unaudited)

1. Interim Basis of Reporting:

The accompanying unaudited condensed consolidated financial statements of Legg Mason, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. The interim financial statements have been prepared utilizing the interim basis of reporting and, as such, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of the results for a full year.

The information contained in the interim financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. Where appropriate, prior years' financial statements have been reclassified to conform with the current year's presentation.

2. Net Capital Requirements:

The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. The Rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of December 31, 1999, the broker-dealer subsidiaries had aggregate net capital, as defined, of $261,207 which exceeded required net capital by $235,443.

3. Legal Proceedings:

The Company has been named as a defendant in various legal actions arising primarily from securities and investment banking activities, including certain class actions which primarily allege violations of securities laws and seek unspecified damages which could be substantial, and has been involved in certain governmental and self regulatory agency investigations and proceedings. While the ultimate resolution of these matters cannot be currently determined, in the opinion of management, after consultation with legal counsel, the matters will be resolved with no material adverse effect on the consolidated financial statements of the Company. However, if during any period a potential adverse contingency should become probable, the results of operations in that period could be materially affected.

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

During the quarter ended June 30, 1999, the Company recorded a non-cash gain of $1,063. This gain represents the change in the fair market value of the stock held in trust from April 1, 1999 to June 2, 1999.

During the quarter and nine months ended December 31, 1998, the Company recorded a non-cash charge to earnings of $7,482 and $7,242, respectively. These charges represent the change in the fair market value of the stock held in trust from the beginning of the respective periods to December 31, 1998.

On June 2, 1999, the Company amended the Plan to limit distributions of Plan assets to shares of the Company's common stock. In accordance with the provisions of EITF 97-14, changes in the value of the stock held by the Plan subsequent to June 2, 1999 will no longer affect the Company's earnings. In addition, as a result of the Plan amendment, the obligation previously recorded as a deferred compensation liability has been reclassified to stockholders' equity. Accordingly, the Trust shares and the corresponding liability are presented as components of stockholders' equity in the Condensed Consolidated Statements of Financial Condition.

6. Acquisitions:

On October 18, 1999, the Company announced a tender offer to acquire all of the issued and outstanding share capital of Johnson Fry Holdings PLC ("Johnson Fry"), a London-based retail fund management company, for 275 pence per share. The acquisition became effective on December 6, 1999, when the tender offer was declared wholly unconditional. At that time, the Company had acquired approximately 80% of the outstanding shares of Johnson Fry. By December 31, 1999, the Company owned essentially 100% of the outstanding shares.

The acquisition was accounted for as a purchase. Accordingly, the net assets and results of operations are included in the Company's consolidated financial statements from the date of acquisition. The total purchase price was approximately $72,000, including $64,000 of cash and $8,000 in liabilities, primarily loan notes issued to certain Johnson Fry shareholders. The excess of the purchase price over the tangible net assets acquired is being amortized on a straight-line basis over 20 years.

Johnson Fry has two wholly-owned finance subsidiaries. The objectives of the finance companies are to raise funds by issuing secured fixed-rate loan securities, with a minimum maturity of five years, and to use the proceeds to invest in a portfolio of bonds issued by various financial institutions which are not generally available to the public in tranches small enough for the retail investor. The investments are considered "held to maturity" and are therefore reflected at their amortized cost.

On September 30, 1999, the Company entered into a joint venture with Bingham Dana LLP, a Boston-based law firm, to acquire a 50% interest in its trust administration business for $10,000. The investment in this joint venture is being accounted for under the equity method.

On September 2, 1999, the Company acquired the assets of Berkshire Asset Management, Inc. ("Berkshire") for $18,000. Berkshire provides investment management services for predominantly domestic equity and fixed-income accounts for high net worth individuals and institutions. The acquisition was accounted for as a purchase. Accordingly, the net assets and results of operations are included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the tangible net assets acquired is being amortized on a straight-line basis over 12 years.

The following unaudited pro forma consolidated results are presented as though the acquisitions of Johnson Fry and Berkshire had occurred as of the beginning of each period presented, adjusted for amortization of the excess of cost over the net tangible assets acquired.



                               Three months ended   Nine months ended
                                  December 31,          December 31,

                                1999      1998         1999       1998
                Revenues     $350,073  $272,854     $990,311   $796,165
                Net earnings   30,686    17,152       87,191     60,331


                Earnings per common share:
                  Basic      $   0.54  $   0.31     $   1.54   $   1.11
                  Diluted    $   0.51  $   0.30     $   1.45   $   1.05



7. Business Segment Information:

The Company provides financial services through four business segments: Investment Advisory; Private Client; Capital Markets; and Other. Segment results include all direct revenues and expenses of the operating units in each segment and allocations of indirect expenses based on specific methodologies.

Investment Advisory provides investment advisory services to Company-sponsored mutual funds and asset management for institutional and individual clients. Intercompany subadvisory revenues and expenses are eliminated in consolidated segment reporting.

Private Client distributes a wide range of financial products through its branch distribution network, including equity and fixed-income securities, proprietary and non-affiliated mutual funds and annuities. Net interest profit from customers' margin loan and credit account balances is included in this segment.

Capital Markets consists of the Company's equity and fixed-income institutional sales and trading, syndicate, and corporate and public finance activities. Sales credits associated with underwritten offerings are reported in Private Client when sold through retail distribution channels and in Capital Markets when sold through institutional distribution channels.

Other consists principally of the Company's real estate business and unallocated corporate revenues and expenses.


Segment financial results are as follows:

                                 Three months ended  Nine months ended
                                   December 31,        December 31,

                                  1999      1998      1999      1998
Revenues:
 Investment Advisory.........  $ 94,817  $ 65,962  $256,807  $193,741
 Private Client..............   207,495   149,377   568,056   442,972
 Capital Markets.............    31,408    34,955   108,643    93,234
 Other.......................     9,009    10,220    25,440    26,913

                               $342,729  $260,514  $958,946  $756,860
Earnings before income taxes:
 Investment Advisory.........  $ 29,468  $ 19,439  $ 84,771  $ 59,225
 Private Client..............    28,786    15,757    66,749    45,477
 Capital Markets.............    (2,943)    2,008     5,233     9,247
 Other.......................       372    (6,240)    1,501    (5,133)

                               $ 55,683  $ 30,964  $158,254  $108,816


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

RESULTS OF OPERATIONS

During its third fiscal quarter and the nine months ended December 31, 1999, Legg Mason, Inc. and its subsidiaries (the "Company") reported growth in revenues, net earnings, and earnings per share from the corresponding periods in the prior year. The increase in revenues and net earnings was primarily the result of growth in fee-based revenues, securities brokerage activities and net interest profit, partially offset by a decline in investment banking revenues.

Quarter Ended December 31, 1999 Compared to Quarter Ended December 31,
1998

In the quarter ended December 31, 1999, the Company's net earnings increased 82% to $33.3 million from $18.3 million in the prior year's quarter. Revenues rose 32% to $342.7 million from $260.5 million in the corresponding quarter of the prior year. Basic earnings per share increased by 71% to $.58 from $.34. Diluted earnings per share increased by 72% to $.55 from $.32.

Revenues:

The growth in revenues from the corresponding quarter of the prior year was primarily due to increases in the Company's investment advisory and securities brokerage activities, offset in part by a decline in revenues from investment banking activities.

Investment advisory and related fees:

Investment advisory and related fees grew for the 39th consecutive quarter to a record $136.5 million, up 43% from $95.4 million a year ago, primarily as a result of growth in assets under management in Company-sponsored equity mutual funds. At December 31, 1999, Legg Mason subsidiaries served as investment advisors to individual and institutional accounts and mutual funds with an asset value of $104 billion, up 27% from $82 billion at December 31, 1998.

Commissions:

Commission revenues of $92.6 million increased 32% from $70.2 million in the prior year's quarter as a result of higher sales of non-affiliated mutual funds, an increased volume of over-the-counter and listed securities transactions and increased sales of variable annuities.

Principal transactions:

Principal transaction revenues were $30.2 million, up 30% from $23.2 million in the prior year's quarter as a result of an increased volume of fixed-income and over-the-counter securities transactions.

Investment banking:

Investment banking revenues of $11.8 million were down 41% from $20.1 million in the corresponding prior year's quarter, reflecting a decline in corporate banking advisory fees.

Other:

Other revenues declined 7% to $11.5 million from $12.4 million in the prior year's quarter, primarily as a result of a decrease in gains recognized on firm investments and a decrease in the volume of loan originations at the Company's mortgage banking subsidiary, offset in part by the recognition of equity in the earnings of a 50% owned joint venture and increased customer activity.

Expenses:

Compensation and benefits:

Compensation and benefits increased 26% to $185.8 million from $147.0 million in the corresponding quarter of the prior year, reflecting higher sales and profitability-based compensation on increased revenues, as well as higher fixed compensation costs, primarily attributable to an increase in the number of employees.

Occupancy and equipment rental:

Occupancy and equipment rental was $21.1 million, up 28% from $16.5 million in the corresponding quarter of the prior year, primarily due to higher costs resulting from the opening of new branch office locations, expansion of space at the Company's headquarters and increased investments in technology.

Communications:

Communications expense rose 25% to $13.6 million from $10.9 million in the corresponding quarter of the prior year as a result of increased business activity, which gave rise to increased costs for printed materials, postage, quote services and telephone usage.

Floor brokerage and clearing fees:

Floor brokerage and clearing fees increased slightly to $1.9 million, reflecting an increase in securities transaction volume.

Non-cash deferred compensation:

In the third fiscal quarter ended December 31, 1998, the Company incurred a non-cash deferred compensation charge of $7.5 million related to a change in accounting treatment for a non-qualified deferred compensation stock plan and related compensation arrangements in accordance with Emerging Issues Task Force ("EITF") 97-14. There are no comparable charges in the current period as a result of a change in the plan, which occurred in June, 1999. See Note 5 of the Notes to Condensed Consolidated Financial Statements.

Other:

Other expenses increased 23% to $28.0 million from $22.8 million in the corresponding prior year quarter primarily as a result of an increase in litigation-related costs, promotional expenses and additional intangible amortization from acquisitions.

Interest:

Interest revenue increased 54% to $60.2 million from $39.2 million in the corresponding prior year's quarter because of larger firm investments (predominantly funds segregated for regulatory purposes) and increased customer margin account balances and higher average interest rates.

Interest expense increased 57% to $36.6 million from $23.3 million in the corresponding quarter of the prior year as a result of larger interest-bearing customer credit balances and higher average interest rates.

Income tax provision:

The income tax provision rose 77% to $22.3 million because of an increase in pre-tax earnings. The effective tax rate decreased to 40.1% for the quarter ended December 31, 1999 from 40.8% for the comparable prior year period as a result of reduced pre-tax losses of foreign subsidiaries for which there is no tax benefit.

Nine Months Ended December 31, 1999 Compared to Nine Months Ended
December 31, 1998

The Company's revenues increased 27% to $958.9 million from revenues of $756.9 million in the corresponding period of the prior year. Net earnings rose 46% to $94.5 million from $64.5 million in the corresponding prior year period. Basic earnings per share increased by 40% to $1.67 from $1.19. Diluted earnings per share increased 39% to $1.56 from $1.12.

Revenues:

The growth in revenues from the corresponding period of the prior year was primarily due to increases in the Company's investment advisory and securities brokerage activities.

Investment advisory and related fees:

Investment advisory and related fees increased 38% to $385.9 million from $279.1 million in the corresponding prior year period, principally as a result of growth in assets under management in Company-sponsored equity mutual funds and fee-based brokerage and fixed-income investment advisory accounts.

Commissions:

Commission revenues of $248.3 million increased 23% from $201.1 million in the corresponding prior year period, reflecting increased sales of non-affiliated mutual funds, an increased volume of over-the-counter securities, listed securities, and variable annuity transactions.

Principal transactions:

Principal transaction revenues were $86.6 million, up 28% from $67.6 million in the corresponding prior year period as a result of an increased volume of fixed-income and over-the-counter securities transactions.

Investment banking:

Investment banking revenues declined 17% to $47.3 million from $57.2 million in the corresponding prior year period, reflecting lower corporate and municipal banking revenues.

Other:

Other revenues increased 6% to $34.5 million from $32.4 million in the corresponding prior year period due to a gain on the sale of a merchant banking investment and increased customer activity, partially offset by a decline in commercial banking loan origination fees.

Expenses:

Compensation and benefits:

Compensation and benefits rose 26% to $533.5 million from $422.3 million in the corresponding prior year period, reflecting higher sales and profitability-based compensation on increased revenues, as well as higher fixed compensation costs, primarily attributable to an increase in the number of employees.

Occupancy and equipment rental:

Occupancy and equipment rental increased 23% to $58.4 million from $47.3 million in the corresponding prior year period as a result of higher costs resulting from the opening of new branch office locations, expansion of space at the Company's headquarters and increased investments in technology.

Communications:

Communications expense rose 12% to $39.6 million from $35.5 million in the corresponding prior year period as a result of increased business activity, which gave rise to increased costs for printed materials, quote services and telephone usage.

Floor brokerage and clearing fees:

Floor brokerage and clearing fees increased slightly to $5.8 million, reflecting an increase in securities transaction volume.

Non-cash deferred compensation:

The Company incurred a non-cash deferred compensation gain of $1.1 million in the nine months ended December 31, 1999 and a charge of $7.2 million in the nine months ended December 31, 1998 related to a change in accounting treatment for a non-qualified deferred compensation stock plan and related compensation arrangements in accordance with EITF 97-14. See Note 5 of the Notes to Condensed Consolidated Financial Statements.

Other:

Other expenses increased 19% to $71.3 million from $59.9 million in the prior year primarily as a result of higher litigation-related expenses and promotional expenses.

Interest:

Interest revenue increased 31% to $156.4 million from $119.4 million in the comparative prior year period because of larger firm investments (predominantly funds segregated for regulatory purposes) and increased customer margin account balances, partially offset by lower average interest rates.

Interest expense increased 31% to $93.1 million from $70.9 million in the comparative prior year period as a result of larger interest-bearing customer credit balances, partially offset by lower average interest rates.

Income tax provision:

The income tax provision rose 44% to $63.8 million because of an increase in pre-tax earnings. The effective income tax rate decreased to 40.3% for the nine months ended December 31, 1999 from 40.7% for the comparable prior year period as a result of reduced pre-tax losses of foreign subsidiaries for which there is no tax benefit.

Liquidity and Capital Resources

Except for the acquisitions described below, there has been no material change in the Company's financial position since March 31, 1999. A substantial portion of the Company's assets are liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed principally by free credit balances, equity capital, senior notes, bank lines of credit and other payables.

During the nine months ended December 31, 1999, cash and cash equivalents increased $375.6 million. Cash flows from operating activities provided $317.0 million, attributable to net earnings adjusted for depreciation and amortization, an increase in net customer payables and decreased levels of proprietary securities inventories. Cash flows from financing activities provided $106.8 million as a result of increased levels of short-term borrowings by the Company's mortgage banking affiliates. Investing activities used $48.2 million, principally as a result of business acquisitions and purchases of equipment and leasehold improvements, partially offset by a decrease in the funding of resale agreements. As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, the Company completed the acquisition of Johnson Fry Holdings PLC ("Johnson Fry"), a London-based retail fund management company. The Company acquired Johnson Fry for approximately $64 million of cash and approximately $8 million of liabilities, principally loan notes issued to certain Johnson Fry shareholders.

As further discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, the Company acquired Berkshire Asset Management, Inc. for $18.0 million. Additionally, the Company acquired a 50% interest in the trust administration business of Bingham Dana LLP for $10.0 million.

Year 2000

Through December 31, 1999, the Company incurred approximately $3.5 million to implement and test its Year 2000 remediation plans. A significant portion of these costs were not incremental costs to the Company, but rather represented the redeployment of existing information technology and operations resources, primarily to test the remediation efforts of the Company's third party vendors. In accordance with generally accepted accounting principles, Year 2000 expenditures were expensed as incurred.

The Company completed its assessment of all critical and non-critical systems and has not experienced any material problems in the conversion to year 2000. The Company does not expect to incur any material expenditures in the fourth fiscal quarter or beyond.
However, there can be no assurance that the Company will not be adversely affected by an undiscovered Year 2000 problem, including any failure of a third party vendor to correct a material Year 2000 problem.

Forward-Looking Statements

The Company has made in this report, and from time to time may otherwise make in its public filings, press releases and statements by Company management, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company's operations, economic performance and financial condition. The words or phrases "can be", "expects", "may affect", "may depend", "believes", "estimate", "project" and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and the Company cautions readers that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond the Company's control, in addition to those discussed elsewhere herein and in the Company's other public filings, press releases and statements by Company management, including (i) the volatile and competitive nature of the securities business, (ii) changes in domestic and foreign economic and market conditions, (iii) the effect of federal, state and foreign regulation on the Company's business, (iv) market, credit and liquidity risks associated with the Company's underwriting, securities trading, market-making and investment management activities, (v) impairment of acquired client contracts, (vi) potential restrictions on the business of, and withdrawal of capital from, certain subsidiaries of the Company due to net capital requirements, (vii) potential liability under federal and state securities laws and (viii) the effect of any future acquisitions. Due to such risks, uncertainties and other factors, the Company cautions each person receiving such forward-looking information not to place undue reliance on such statements. All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the quarter ended December 31, 1999, there were no material changes to the information contained in Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

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

       11.  Statement re: computation of
            earnings per share

       27.  Statement re: financial data
            schedule

  (b)  No reports on Form 8-K were filed
       during the quarter ended December
       31, 1999.

                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  LEGG MASON, INC.
                                   (Registrant)


DATE: February 11, 2000         /s/Timothy C. Scheve
                                Timothy C. Scheve
                                Executive Vice President




DATE: February 11, 2000        /s/Thomas L. Souders
                               Thomas L. Souders
                               Senior Vice President and
                               Treasurer

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