Form 10-K
period 2000-03-31
LEGG MASON INC
filed 2000-06-28
CIK 704051

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)
    X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   --- SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended March 31, 2000

                                       or

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE --- SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of May 16, 2000, the aggregate market value of the registrant's common stock held by non-affiliates was $2,335,711,000.

     As of May 16, 2000, the number of shares outstanding of the registrant's common stock was 58,847,530.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement dated June 15, 2000 are incorporated by reference into Part III.

                                    Part I

Item 1.  Business.
------   ---------

General
-------

   Legg Mason, Inc. is a holding company which, through its subsidiaries, is principally engaged in providing asset management, securities brokerage, investment banking and related financial services to individuals, institutions, corporations and municipalities.

   The Company's principal asset management subsidiaries are Legg Mason Fund Adviser, Inc., which serves as investment advisor to or manager of Company-sponsored mutual funds; Western Asset Management Company and Western Asset Management Company Limited (formerly known as Western Asset Global Management Limited), which manage fixed-income assets for institutional clients; Batterymarch Financial Management, Inc., which manages U.S., international and emerging markets equity portfolios for institutional clients; Legg Mason Capital Management, Inc., which manages equity and fixed-income portfolios primarily for institutional accounts; Brandywine Asset Management, Inc., which primarily manages equity portfolios for institutional and high net worth individual clients; Bartlett & Co., which manages equity, balanced and fixed-income portfolios for high net worth individuals and institutional clients; LeggMason Investors Holdings plc (formerly Johnson Fry Holdings PLC), which primarily manages equity retail funds in the United Kingdom; Gray, Seifert & Co., Inc., which primarily manages equity portfolios for wealthy individual, family group, endowment and foundation clients; and Berkshire Asset Management, Inc., which manages equity and fixed-income portfolios for high net worth individuals and family groups. In addition to Legg Mason Fund Adviser, all of the above firms also serve as investment advisor to Company-sponsored mutual funds and/or other Company-sponsored investment products. On March 9, 2000, the Company signed an agreement to acquire all of the outstanding securities of Perigee Inc., a manager for pension plans and mutual funds in Canada. This transaction was completed on May 26, 2000.

   As of March 31, 2000, the Company's asset management subsidiaries had approximately $112 billion of assets under management, of which approximately 40% were equity assets and approximately 60% were fixed-income assets.

   The Company's principal broker-dealer subsidiary is Legg Mason Wood Walker, Incorporated ("Legg Mason Wood Walker"), a full service broker-dealer and investment banking firm operating primarily in the Eastern and Southern regions of the United States. Subsequent to March 31, 2000, the Company merged the operations of another broker-dealer subsidiary, Howard, Weil, Labouisse, Freidrichs Incorporated, into Legg Mason Wood Walker.

   The Company's real estate finance subsidiary is Legg Mason Real Estate Services, Inc., which is primarily engaged in commercial mortgage banking involving loan placement, loan servicing and supervision of investors' mortgage portfolios, discretionary and non-discretionary management of commercial real estate-related assets for institutional investors and real estate development advisory services

   See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Business Description" for the net revenues and pre-tax earnings of each of the Company's business segments.

   The Company was incorporated in Maryland in 1981 to serve as a holding company for Legg Mason Wood Walker and other subsidiaries. The predecessor company to Legg Mason Wood Walker was formed in 1970 under the name Legg Mason & Co., Inc. to combine the operations of Legg & Co., a Maryland-based broker-dealer formed in 1899, and Mason & Company, Inc., a Virginia-based broker-dealer formed in 1962. The Company's subsequent growth has occurred through internal expansion as well as through its acquisitions of asset management, broker-dealer and commercial mortgage banking firms.

   Unless the context otherwise requires, all references in this Report to the Company include Legg Mason, Inc. and its predecessors and subsidiaries.

Registrations and Exchange Memberships
--------------------------------------

   Legg Mason Wood Walker is registered as a broker-dealer with the Securities and Exchange Commission ("SEC"), is a member of the New York Stock Exchange, Inc. ("NYSE"), the New York Futures Exchange, Inc., the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investors Protection Corporation ("SIPC"), and is registered as a futures commission merchant with the Commodity Futures Trading Commission. In addition, Legg Mason Wood Walker is a member of the Philadelphia, Pacific, Cincinnati, Boston and Chicago stock exchanges.

Brokerage Offices
-----------------

   The following table reflects, as of March 31, 2000, certain information with respect to the Company's securities brokerage offices.

                                           Number of
                                           Financial           Number of
 Location                                  Advisors             Offices
 --------                                  ---------           ---------
United States:
 Maryland                                     320                 17
 Pennsylvania                                 193                 22
 Virginia                                     120                 13
 Louisiana                                    100                 10
 North Carolina                                82                 10
 Florida                                       77                 11
 Massachusetts                                 60                  3
 Ohio                                          48                  6
 Texas                                         40                  4
 New York                                      40                  4
 District of Columbia                          37                  1
 New Jersey                                    34                  5
 Alabama                                       23                  4
 South Carolina                                23                  5
 West Virginia                                 19                  2
 Mississippi                                   18                  3
 Maine                                         16                  1
 Connecticut                                   15                  3
 Delaware                                       8                  1
 Tennessee                                      7                  1
 Illinois                                       7                  1
 Rhode Island                                   6                  1
 California                                     4                  1

United Kingdom:
 London                                         6                  1

Switzerland:
 Geneva                                         7                  1
                                            -----                ---
                        Total               1,310                131
                                            =====                ===

Revenues by Source
------------------

   The following table sets forth certain information regarding the revenues of the Company by source.

                      LEGG MASON, INC. AND SUBSIDIARIES (1)

                                                                  Years Ended March 31,
                               --------------------------------------------------------------------------------------------------
                                            1998                             1999                               2000
                                            ----                             ----                               ----
                                                                   (Dollars in thousands)
                                  Amount            Percent          Amount           Percent          Amount           Percent
                                  ------            -------          ------           -------          ------           -------
Investment Advisory and
  Related Fees                    $ 295,645           36.3%         $ 390,216           41.0%         $ 534,896           43.3%

Commissions
  Listed and Over-the-
    Counter                         164,022           20.1            187,560           19.7            229,930           18.6
  Mutual Funds                       48,687            6.0             57,586            6.1             82,949            6.7
  Insurance and Annuities            22,613            2.8             26,172            2.8             40,247            3.3
  Options and Commodities             5,962            0.7              7,818            0.7              9,761            0.8
                                  ---------         ------          ---------         ------         ----------         ------
              Total                 241,284           29.6            279,136           29.3            362,887           29.4

Principal Transactions (2)
  Customer Related:
    Government and Agency            15,405            1.9             17,631            1.9             16,783            1.4
    Municipal                        17,102            2.1             22,387            2.4             39,244            3.2
    Corporate Debt                   11,301            1.4             15,580            1.6             21,157            1.7
    Equities                         34,179            4.2             26,976            2.8             36,183            2.9
                                  ---------         ------          ---------         ------         ----------         ------
                                     77,987            9.6             82,574            8.7            113,367            9.2
  Dealer Related:
    Government and Agency             2,312            0.3              2,575            0.2              2,327            0.2
    Municipal                         1,159            0.1                816            0.1                932            0.1
    Corporate Debt                    1,035            0.1              1,645            0.2                405            0.0
    Equities                          4,255            0.5              6,495            0.7              9,236            0.7
                                  ---------         ------          ---------         ------         ----------         ------
                                      8,761            1.0             11,531            1.2             12,900            1.0
                                  ---------         ------          ---------         ------         ----------         ------
              Total                  86,748           10.6             94,105            9.9            126,267           10.2

Investment Banking (3)
  Corporate                          90,123           11.0             66,640            7.0             60,792            4.9
  Municipal                           7,015            0.9              9,478            1.0              8,113            0.7
                                  ---------         ------          ---------         ------         ----------         ------
              Total                  97,138           11.9             76,118            8.0             68,905            5.6

Interest Income                     127,268           15.6            160,292           16.9            222,901           18.0

Other Sources (4)                    40,977            5.0             46,139            4.9             54,948            4.4
                                  ---------         ------          ---------         ------         ----------         ------
              Total Revenues        889,060          109.0          1,046,006          110.0          1,370,804          110.9

Interest Expense                     73,706            9.0             94,910           10.0            134,322           10.9
                                  ---------         ------          ---------         ------         ----------         ------
              Net Revenues        $ 815,354          100.0%         $ 951,096          100.0%        $1,236,482          100.0%
                                  =========         ======          =========         ======         ==========         ======

(1) All financial information has been restated for the acquisition, on a pooling of interests basis, of Brandywine Asset Management, Inc. on January 16, 1998.
(2) Principal transactions (securities transactions in which the Company buys for or sells from its own inventory) are classified as "Customer Related" when such transactions are effected with a customer of the Company (whether an individual or institutional investor) and as "Dealer Related" when such transactions are effected with another dealer.
(3) Principally selling concessions from underwriting participations and fees from managed and co-managed offerings.
(4) Includes revenues from commercial mortgage servicing and commercial loan originations (1998: $21,475; 1999: $22,618; 2000: $20,491).

Asset Management Business Segment
---------------------------------

         The Asset Management business segment provides investment advisory services to Company-sponsored mutual funds and asset management for institutional and individual clients.

     Company-Sponsored Mutual Funds
     ------------------------------

         Through various subsidiaries, the Company sponsors and serves as investment advisor and distributor for domestic and international equity, fixed-income and money market mutual funds and offshore investment funds. As of March 31, 1999 and 2000, the aggregate net assets of all of these proprietary funds were approximately $20.8 billion and $25.4 billion, respectively.

         For the fiscal years ended March 31, 1998, 1999 and 2000, the Company received approximately $66.5 million, $102.7 million and $158.8 million, respectively, in asset-based sales charges from its proprietary mutual funds and offshore investment funds.

     Asset Management Services
     -------------------------

         Legg Mason Fund Adviser, Inc. serves as investment advisor to or manager of various Company-sponsored mutual funds. In addition, all of the firms described in the following paragraphs also serve as investment advisor to Company-sponsored mutual funds and/or other Company-sponsored investment products. The amounts indicated as assets under management by those firms include the assets in such funds and/or products.

         Western Asset Management Company manages fixed-income assets for institutional clients. At March 31, 1999 and 2000, Western managed assets with a value of approximately $49.2 billion and $58.9 billion, respectively.

         Western Asset Management Company Limited manages international fixed-income assets for institutional clients. At March 31, 1999 and 2000, Western Asset Management Company Limited managed assets with a value of approximately $3.3 billion and $4.3 billion, respectively.

          Batterymarch Financial Management, Inc. manages U.S., international and emerging markets equity portfolios for institutional clients. At March 31, 1999 and 2000, Batterymarch managed assets with a value of approximately $4.5 billion and $6.8 billion, respectively.

          Legg Mason Capital Management, Inc. manages equity and fixed-income portfolios primarily for institutional clients. At March 31, 1999 and 2000, this subsidiary managed assets with a value of approximately $4.3 billion and $6.6 billion, respectively. Subsequent to March 31, 2000, the fixed-income portfolios, management team and fund advisory contracts of Legg Mason Capital Management were transferred to Legg Mason Trust, fsb.

         Brandywine Asset Management, Inc. primarily manages equity portfolios for institutional and high net worth individual clients. At March 31, 1999 and 2000, Brandywine managed assets with a value of approximately $7.0 billion and $6.5 billion, respectively.

         Bartlett & Co. manages equity, balanced and fixed-income portfolios for high net worth individuals and institutional clients. At March 31, 1999 and 2000, Bartlett managed assets with a value of approximately $3.0 billion and $2.7 billion, respectively.

         LeggMason Investors Holdings plc (formerly Johnson Fry Holdings PLC), which was acquired in December 1999, primarily manages equity retail funds in the United Kingdom. At March 31, 2000, LeggMason Investors managed assets with a value of approximately $1.6 billion.

         Gray, Seifert & Co., Inc. primarily manages equity portfolios for wealthy individuals and family groups, endowments and foundations. At March 31, 1999 and 2000, Gray Seifert managed assets with a value of approximately $1.2 billion and $1.1 billion, respectively.

         Berkshire Asset Management, Inc., which was acquired in September 1999, manages equity and fixed-income portfolios for high net worth individuals and family groups. At March 31, 2000, Berkshire managed assets with a value of approximately $600 million.

          The Company has revenue sharing agreements with Legg Mason Fund Adviser, Western Asset Management Company, Brandywine, Bartlett, Gray Seifert and Berkshire and/or certain of their key officers pursuant to which a specified percentage of the subsidiary's revenues is required to be distributed to Legg Mason, Inc., and the balance of the revenues is retained to pay operating expenses, including salaries and bonuses, with specific expense and compensation allocations being determined by the subsidiary's management.

          On March 9, 2000, the Company agreed to acquire all of the outstanding securities of Perigee Inc., a manager for pension plans and mutual funds in Canada. The acquisition was completed on May 26, 2000. At March 31, 2000, Perigee managed assets with a value of approximately $14.5 billion.

          In September 1999, the Company entered into a joint venture with Bingham Dana LLP, a Boston-based law firm, to acquire a 50% interest in its trust administration business. At March 31, 2000, this joint venture, Bingham Legg Advisers LLC, managed assets with a value of approximately $1.5 billion.
In addition, in June 1999, the Company entered into a 50% joint venture with one of its employees that manages a newly created equity mutual fund.

     Other Services
     --------------

         Legg Mason Trust, fsb, a federally chartered unitary thrift institution with authority to exercise trust powers, provides services as a trustee for trusts established by the Company's individual and employee benefit plan clients. The Company provides brokerage and asset management services for a significant portion of the assets held in Legg Mason Trust's accounts. Legg Mason Trust, fsb was established in September 1999 and the state chartered Legg Mason Trust Company, which had been established by the Company in 1993, was merged into it on that date.

Private Client Business Segment
-------------------------------

         The Private Client business segment consists principally of the operations of Legg Mason Wood Walker and distributes a wide range of financial products through its branch distribution network, including equity and fixed-income securities, proprietary and non-affiliated mutual funds and annuities.

     Retail Securities Business
     --------------------------

         For the fiscal years ended March 31, 1998, 1999 and 2000, revenues derived from securities transactions for individual investors (excluding interest on margin accounts) constituted approximately 83%, 82% and 80%, respectively, of total revenues from securities transactions and 37%, 33% and 32%, respectively, of the Company's net revenues. Management believes that such services will continue to be a significant source of revenues in the foreseeable future, although the percentage of net revenues may continue to decrease primarily as a result of increases in asset management revenues. Retail commissions are charged on both exchange and over-the-counter ("OTC") transactions in accordance with a schedule which the Company has formulated and may change from time to time. Discounts from the schedule are granted in certain cases. The Company also offers certain account arrangements under which a single fee is charged based on a percentage of the assets held in a customer's account and no commission is charged on a transaction-by-transaction basis. This single fee covers all execution and advisory services, including advisory services provided by the Company's asset management affiliates and selected independent advisory firms. The Company also provides asset allocation and advisor performance and selection consultation services. When OTC transactions are executed by the Company as a dealer, the Company receives, in lieu of commissions, mark-ups or mark-downs that are included in the "Revenues by Source" table as customer-related principal transactions. The Company has dealer-sales agreements with major distributors that offer mutual fund shares through broker-dealers. In addition, the Company sells shares of Company-sponsored mutual funds through its retail sales network. See "Asset Management Business Segment -- Company-Sponsored Mutual Funds."

     Margin Accounts, Interest Income and Free Credit Balances
     ---------------------------------------------------------

         Customers' securities transactions are effected on either a cash or a margin basis. In a margin account, the customer pays less than the full cost of the securities purchased and the broker-dealer makes a loan for the balance of the purchase price secured by the securities purchased or other securities owned by the customer. The amount of the loan is subject to the margin regulations (Regulation T) of the Board of Governors of the Federal Reserve System, NYSE margin requirements and the Company's internal policies, which in some instances are more stringent than Regulation T or NYSE requirements. In permitting a customer to purchase securities on margin, the Company is subject to the risk that a market decline could reduce the value of its collateral below the amount of the customer's indebtedness and that the customer might be unable otherwise to repay the indebtedness.

         Interest is charged on amounts borrowed by customers (debit balances) to finance their margin transactions. The rate of interest charged to customers is the prime rate plus or minus an additional amount that varies depending upon the amount of the customer's average debit balance. Interest income derived from these sources constituted approximately 6%, 6% and 7% of the Company's net revenues for the fiscal years ended March 31, 1998, 1999 and 2000, respectively. Interest is also earned on securities owned by the Company and on operating and segregated cash balances.

         Free credit balances (excess funds held by customers in their brokerage accounts) is the principal source of funds used to finance customers' margin account borrowings. Legg Mason Wood Walker pays interest on certain free credit balances in customers' accounts when the customer has indicated that the funds will be used for reinvestment at a future date. In fiscal 2000, Legg Mason Wood Walker paid interest on approximately 90% of customer free credit balances.

     Insurance Brokerage and Financial Planning
     ------------------------------------------

         Substantially all of the Company's financial advisors are licensed to sell insurance. Legg Mason Financial Services, Inc., a wholly owned subsidiary of the Company, acts as general agent for several life insurance companies and sells fixed and variable annuities and insurance. The Company also offers comprehensive financial planning services to individuals. See "Revenues by Source" for information regarding revenues generated by insurance brokerage activities.

     Other Services
     --------------

         At March 31, 2000, the Company served as a non-bank custodian for approximately 332,000 IRA's, 28,000 Simplified Employee Pension Plans and 15,000 Qualified Plans.

Capital Markets Business Segment
--------------------------------

         The Capital Markets business segment, which is conducted through Legg Mason Wood Walker, consists of the Company's equity and fixed-income institutional sales and trading, syndicate, corporate and public finance activities.

     Institutional Business
     ----------------------

         The Company is engaged in executing securities transactions for institutional investors such as banks, mutual funds, insurance companies and pension and profit-sharing plans. Such investors normally purchase and sell securities in large quantities which require special marketing and trading expertise. The Company believes that a significant portion of its institutional brokerage commissions is received as a consequence of providing research opinions and services regarding specific corporations and industries and other matters affecting the securities markets. See "Research."

  Transactions are executed by the Company acting as broker or as principal.
The Company permits discounts from its commission schedule to its institutional customers. The size of such discounts varies with the size of particular transactions and other factors. For the fiscal years ended March 31, 1998, 1999 and 2000, revenues derived from securities transactions for institutional investors constituted approximately 17%, 18% and 20%, respectively, of total revenues from securities transactions and 8%, 7% and 8% of the Company's net revenues.

     Principal Transactions
     ----------------------

         The Company makes primary markets in equity securities that are traded on the Nasdaq Stock Market. The Company is also an active market maker and distributor of municipal bonds, particularly bonds issued by municipalities located in the Mid-Atlantic and Southern regions.

         As of March 31, 2000, the Company made markets in equity securities of approximately 270 corporations, including corporations for which the Company has acted as a managing or co-managing underwriter. The Company has 54 traders involved in trading corporate equity and debt securities, 12 in trading municipal securities, 7 in trading government securities and 5 in trading mortgage-backed securities.

         The Company's market-making activities are also conducted with other dealers, and with institutional and individual customers of its branch office system. Mark ups and mark downs from market-making activities are allocated to the Private Client business segment when the transaction involves an individual client. In making markets in equity and debt securities, the Company maintains positions in such securities to service its customers and accordingly exposes its own capital to the risk of fluctuations in market value. While the Company seeks to avoid substantial market risk, and may engage in hedging transactions to minimize risk, it does, nonetheless, realize profits and losses from market fluctuations. Trading profits (or losses) depend upon the skills of the employees engaged in market making, the amount of capital allocated to positions in securities and the general level of activity and trend of prices in the securities markets.

     Investment Banking
     ------------------

         Corporate and Municipal Finance

         The Company participates as an underwriter in public offerings of corporate debt and equity issues as well as municipal securities. The Company also serves as manager or co-manager of corporate equity and municipal offerings, generally involving issuers located in the Mid-Atlantic and Mid-South regions.

         The following tables set forth, for the periods indicated, (i) the total number and dollar amount of corporate stock, corporate bond and municipal bond offerings managed or co-managed by the Company, and (ii) the total number and dollar amount of its underwriting participations in those offerings and in offerings managed by others.

                                   Managed or Co-Managed Offerings
                   ------------------------------------------------------------------
Calendar Year          Number of Issues                   Amount of Offering
-------------      -------------------------      -----------------------------------
                   Corporate       Municipal        Corporate            Municipal
                   ---------       ---------      --------------      ---------------
  1995                 22             165         $  958,377,000      $ 4,112,580,000
  1996                 33             258          3,808,000,000        5,555,638,000
  1997                 76             224          8,453,000,000        7,208,000,000
  1998                 45             223          8,090,054,000        8,381,696,000
  1999                 40             158          5,270,873,000       10,167,029,000

                                    Underwriting Participations
                   ------------------------------------------------------------------
Calendar Year          Number of Issues                 Amount of Participation
-------------      -------------------------      -----------------------------------
                   Corporate       Municipal        Corporate            Municipal
                   ---------       ---------      --------------      ---------------
  1995                354             232         $  675,257,000       $  627,973,000
  1996                427             246          1,313,233,000          587,548,000
  1997                298             198          1,380,000,000          936,668,000
  1998                153             237            827,443,000        1,476,674,000
  1999                206             159            697,336,000        1,118,887,000

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

         At March 31, 2000, the Company had 108 professionals engaged in investment banking activities, including 87 in corporate finance and 21 in municipal finance.

     Merchant Banking
     ----------------

         Legg Mason Merchant Banking, Inc. manages private equity funds sponsored by the Company. As of March 31, 2000, Legg Mason Merchant Banking, Inc. managed Legg Mason Capital Partners, L.P., a private equity fund raised by the Company in September 1996 which has commitments for approximately $41 million in capital, and Legg Mason Capital Partners II, L.P., a private equity fund raised in February 2000 which has commitments for approximately $90 million in capital.

Other Business Segment
----------------------

         The Other businesses are principally the Company's real estate business, conducted through Legg Mason Real Estate Services, Inc., and unallocated corporate revenues and expenses.

     Mortgage Banking and Real Estate Services
     -----------------------------------------

         Legg Mason Real Estate Services, Inc. ("LMRES") is engaged in the commercial mortgage banking business. The firm originates, structures, places and services commercial mortgages on income-producing properties for insurance companies, pension funds and other investors. LMRES is also engaged in the business of discretionary and non-discretionary management of commercial real estate-related assets for institutional clients. In addition, LMRES provides real estate consulting services, specializing in sports arena and facility feasibility, analysis and financing, as well as in providing corporate real estate services and equity sales. LMRES' headquarters are located in Philadelphia, Pennsylvania, and it has offices located in the Mid-Atlantic and Southeastern regions of the United States.

         As of March 31, 1999 and 2000, the commercial mortgage servicing portfolio of LMRES was $8.9 billion and $9.4 billion, respectively.

Research
--------

         The Company employs approximately 40 analysts who develop investment recommendations and market information with respect to companies and industries. Legg Mason Wood Walker's research has focused on the identification of securities of financially sound, well-managed companies that appear to be undervalued in relation to their long-term earning power or the value of underlying assets. The Company's equity research focuses on companies in certain business sectors, including companies in the biotechnology, consumer services, financial services, industrial, real estate investment trust, technology and telecommunications sectors. The Company's research services are supplemented by research services purchased from outside firms.

         The Company's clients do not pay for research services directly, although the Company is often compensated for its research services by institutional clients through the direction of brokerage transactions to the Company for execution. The Company believes that its research activities are extremely important in attracting and retaining institutional and individual brokerage clients.

Administration
--------------

         Administrative and operations personnel are responsible for the processing of securities transactions; receipt, identification and delivery of funds and securities; internal financial controls; office services; custody of customers' securities; and the handling of margin accounts. At March 31, 2000, the Company had approximately 325 full-time employees performing such functions.

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

         Legg Mason Wood Walker executes and clears securities transactions as a member of the NYSE and various regional exchanges, and is a participant in both The Depository Trust Company and National Securities Clearing Corporation. Legg Mason Wood Walker also provides clearing services to affiliated and unaffiliated broker-dealers.

         During the past several years, the Company has increased its staff and expenditures on technology, particularly as it relates to expanding its client support and building new business opportunities using the Internet.

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

Employees
---------

         At March 31, 2000, the Company had approximately 4,820 employees.
None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory. However, competition for experienced financial services personnel, especially financial advisors and investment management professionals, is keen and from time to time the Company may experience a loss of valuable personnel.

         The Company recognizes the importance of hiring and training financial advisors. The Company trains new financial advisors who are required to take examinations given by the NYSE, the NASD and various states in order to be registered and qualified, and maintains ongoing training for financial advisors.

Competition
-----------

         The Company is engaged in an extremely competitive business. Its competition includes, with respect to one or more aspects of its business, numerous national, regional and local broker-dealer and asset management firms, and commercial banks and thrift institutions. Many of these organizations have substantially more personnel and greater financial resources than the Company. Discount brokerage firms oriented to the retail market, including firms affiliated with banks and mutual fund organizations and on-line brokerage firms, are devoting substantial funds to advertising and direct solicitation of customers in order to increase their share of commission dollars and other securities-related income. In many instances, the Company is competing directly with such organizations. The Company also competes for investment funds with banks, insurance companies and investment companies. The principal competitive factors relating to the Company's business are the quality of advice and services provided to investors and the price of those services.

         Competition in the Company's business periodically has been affected by significant developments in the securities industry. See "Factors Affecting the Company and the Securities Industry -- Industry Changes and Competitive Factors."

Regulation
----------

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

         The Company's asset management subsidiaries and the Company-sponsored mutual funds are also subject to extensive federal regulation by the SEC. The asset management subsidiaries of the Company are registered as investment advisers with the SEC. The asset management subsidiaries are also required to make notice filings in certain states. Virtually all aspects of the asset management business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit the asset management clients and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict an investment advisor from carrying on its asset management business in the event that it fails to comply with such laws and regulations. Possible sanctions which may be imposed for such failure include the suspension of individual employees, limitations on the asset management subsidiary engaging in the asset management business for specified periods of time, the revocation of registrations, other censures and fines.

         The Company's broker-dealer subsidiaries are required by federal law to belong to the SIPC. When the SIPC fund falls below a certain amount, members are required to pay annual assessments of up to 1% of adjusted gross revenues. As a result of adequate fund levels, each of the Company's broker-dealer subsidiaries was required to pay the minimum annual assessment of $150 in fiscal 2000. The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. The Company purchases a bond that provides additional protection for securities of up to $24,500,000 per customer.

Net Capital Requirements
------------------------

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

         Rule 15c3-1 provides that a broker-dealer doing business with the public shall not permit its aggregate indebtedness to exceed 15 times its net capital (the "primary method") or, alternatively, that it not permit its net capital to be less than 2% of its aggregate debit items (primarily receivables from customers and broker-dealers) computed in accordance with Rule 15c3-1. As of March 31, 2000, the Company's broker-dealer subsidiaries had aggregate net capital of $263 million, which exceeded the minimum net capital requirements by $233 million.

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

Outstanding Subordinated Liabilities
------------------------------------

         Legg Mason Wood Walker has incurred subordinated liabilities ("Subordinated Liabilities") which it is permitted to treat as capital for the purposes of the Uniform Net Capital Rule and NYSE Rules 325 and 326. The Subordinated Liabilities instruments issued by Legg Mason Wood Walker provide that such liabilities shall be subordinated in right of payment to the prior payment in full, or provision for such payment, of all obligations to all other present and future creditors of Legg Mason Wood Walker (except for other Subordinated Liabilities similarly subordinated). At March 31, 2000, Legg Mason Wood Walker had $35 million of Subordinated Liabilities outstanding, due to Legg Mason, Inc. The Subordinated Liabilities may, with the prior written consent of the NYSE, be prepaid in whole or in part at any time after such Subordinated Liabilities have been outstanding for more than one year. Legg Mason Wood Walker may not pay or permit the payment or withdrawal of any Subordinated Liability if, after giving effect to such payment or withdrawal, its net capital would be less than 5% (6% in the case of the Subordinated Liability due to Legg Mason, Inc.) of aggregate debit items. See Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Factors Affecting the Company and the Securities Industry
---------------------------------------------------------

         The securities industry is characterized by frequent change, the effects of which have been difficult to predict. In addition to an evolving regulatory environment, the industry has been subject to radical changes in pricing structure, alternating periods of contraction and expansion and intense competition from within and outside the industry. As used in this section, the terms "we," "us" and "our" refer to Legg Mason, Inc. and its subsidiaries.

     Fluctuating Securities Volume and Prices
     ----------------------------------------

         There are substantial fluctuations in volume and price levels of securities transactions in the securities industry. These fluctuations can occur on a daily basis and over longer periods as a result of national and international economic and political events, and broad trends in business and finance, as well as interest rate movements. Reduced volume and prices generally result in lower brokerage and investment banking revenues and losses from trading as principal and from underwriting. In periods of reduced volume, profitability is adversely affected because fixed costs remain relatively unchanged. To the extent that purchases of securities are permitted to be made on margin, securities firms also are subject to risks inherent in extending credit. These risks are particularly high during periods of rapidly declining markets because a market decline could reduce collateral value below the amount of a customer's indebtedness. In the past, heavy trading volume has caused clearance and processing problems for securities firms, and this could occur in the future. In addition, securities firms face risk of loss from errors that can occur in the execution and settlement process. See "Administration."

     Industry Changes and Competitive Factors
     ----------------------------------------

         The securities industry has had considerable consolidation as numerous securities firms have either been acquired by other securities firms or ceased operations. In many cases, this has resulted in firms with greater financial resources than firms such as the Company. In addition, a number of heavily capitalized companies that were not previously engaged in the securities business have made investments in and acquired securities firms. Increasing competitive pressures in the securities industry require regional securities firms to offer to their customers many of the financial services that are provided by much larger securities firms that have substantially greater resources than us. A sizable number of new asset management firms and mutual funds have been established in recent years, increasing competition in that area of our activities.

         An increasing number of firms that offer discount brokerage services to retail customers have been established in recent years. Included in these firms are on-line brokerage firms and affiliates of banks and mutual fund organizations. These firms generally effect transactions at substantially lower commission rates on an "execution only" basis, including through the Internet, without offering other services like investment and financial advice and research that are provided by "full-service" brokerage firms such as us. Some of these discount brokerage firms have increased the range of services that they offer. Continued increases in the number of discount brokerage firms and services provided by these firms may adversely affect us.

         In addition, some full-service brokerage firms have begun to provide to customers discount services, including on-line trading over the Internet. In response to the substantial recent growth in the availability of, and investor demand for, on-line securities trading, we began to offer our clients the ability to execute certain securities transactions on-line during fiscal year 2000. Our retail business may be adversely affected by the growing demand for and availability of on-line securities trading, including our provision of on-line trading services at competitive prices.

         Certain institutions, notably commercial banks and thrift institutions, have become a competitive factor in the securities industry by offering investment banking and corporate and individual financial services traditionally provided only by securities firms. The Federal Reserve Board has approved, subject to certain limitations on underwriting volume and market share, applications of major commercial banks to deal in and underwrite certain types of securities that previously such banks had not been permitted to deal in and underwrite. Commercial banks, generally, are expanding their securities activities and their activities relating to the provision of financial services, and are deriving more revenue from these activities. In addition, in November 1999, legislation was passed that effectively repealed certain laws that separated commercial banking, investment banking and insurance activities. This legislation allows commercial banks, securities firms and insurance firms to affiliate, which may accelerate consolidation and lead to increasing competition in markets traditionally dominated by investment banks and retail securities firms. Continued expansion of the type and extent of competitive services that banks and other institutions offer or further repeal or modification of administrative or legislative barriers may adversely affect securities firms such as us that are heavily oriented to individual retail customers.

     Regulation
     ----------

         Our business in the securities industry is subject to regulation by various regulatory authorities that are charged with protecting the interests of broker-dealers' and investment advisers' customers. See "Regulation."

     Effect of Net Capital Requirements
     ----------------------------------

         The SEC and the NYSE have stringent rules with respect to the net capital requirements of securities firms. A significant operating loss or extraordinary charge against net capital may adversely affect the ability of our broker-dealer subsidiaries to expand or even maintain their present levels of business. See "Net Capital Requirements."

     Litigation
     ----------

         Many aspects of our business involve substantial risks of liability.
In the normal course of business, our subsidiaries have been named as defendants or co-defendants in lawsuits seeking substantial damages. We are also involved from time to time in governmental and self-regulatory agency investigations and proceedings. There has been an increased incidence of litigation in the securities industry in recent years, including customer claims as well as class action suits seeking substantial damages. See "Item 3. Legal Proceedings."

Item 2.  Properties.
------   ----------

         The Company currently leases all of its office space. The Company's headquarters, Baltimore sales office and operations functions are located in an office building in which the Company is the major tenant, currently occupying approximately 359,000 square feet. The initial term of the lease will expire in 2009 and annual base rent is approximately $7.8 million. The lease has two renewal options of eight years each.

          Information concerning the location of the Company's sales offices is contained in Item 1 of this Report. See Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Item 3.  Legal Proceedings.
------   -----------------

         The Company's subsidiaries have been named as defendants or co-defendants in various lawsuits alleging substantial damages and have been involved in certain governmental and self-regulatory agency investigations and proceedings. Some of these proceedings relate to public offerings of securities in which one or more subsidiaries of the Company participated as a member of the underwriting syndicate. The Company is also aware of litigation against certain underwriters of offerings in which one or more subsidiaries of the Company was a participant, but where the subsidiary is not now a defendant. In these latter cases, it is possible that a subsidiary may be called upon to contribute to settlements or judgments. While the ultimate resolution of pending litigation and other matters cannot be predicted with certainty, in the opinion of management, after consultation with legal counsel, pending litigation will not have a material adverse effect on the consolidated financial condition of the Company. However, if during any period a potential adverse contingency should become probable, the results of operations in that period could be materially affected.

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

         None.

Item 4A. Executive Officers of the Company.
-------  ---------------------------------

         Information (not included in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders) regarding certain executive officers of the Company is as follows:

         F. Barry Bilson, age 47, was elected Senior Vice President of the Company in October 1998. Mr. Bilson was Vice President-Finance of the Company from June 1984 through October 1998, and he served as Controller of the Company from October 1983 until September 1988, and as Controller of Legg Mason Wood Walker from April 1981 to September 1988. Mr. Bilson has served in various financial management capacities since joining the Company in 1981, and presently has responsibility for business development projects and proprietary mutual fund accounting. Mr. Bilson is a certified public accountant.

         Robert G. Donovan, age 55, was elected an Executive Vice President of the Company in January 1998 and of Legg Mason Wood Walker in February 1998. He became a Senior Vice President of Legg Mason Wood Walker in 1990. Mr. Donovan has responsibility for the securities brokerage operations function of Legg Mason Wood Walker.

         Robert F. Price, age 52, became Senior Vice President and General Counsel of the Company and Legg Mason Wood Walker in November 1998. From September 1991 through August 1997, Mr. Price was Secretary and General Counsel of Alex. Brown Incorporated. From September 1997 until October 1998, Mr. Price was a Managing Director of BT Alex. Brown Incorporated, a wholly owned subsidiary of Bankers Trust Corporation.

         Timothy C. Scheve, age 42, has been Executive Vice President of the Company and of Legg Mason Wood Walker since January 1998 and was Treasurer of the Company from January 1992 to April 1999 and of Legg Mason Wood Walker from August 1992 to January 1999. He became a Vice President of the Company in July 1993 and a Senior Vice President of Legg Mason Wood Walker in August 1994. Mr. Scheve has served in various financial and administrative capacities since joining the Company in 1984, and presently has primary responsibility for the Company's administrative functions.

         Thomas L. Souders, age 53, became Senior Vice President and Treasurer of the Company on October 26, 1999 and became Senior Vice President and Chief Financial Officer of Legg Mason Wood Walker on September 10, 1999. From August 1998 until September 1999, he was engaged in private investment activities. From April 1986 until July 1998, he was the Chief Financial Officer of Wheat First Butcher Singer, Inc., a financial services company. Mr. Souders is the Chief Financial Officer of the Company.

         Elisabeth N. Spector, age 52, became a Senior Vice President of the Company and Legg Mason Wood Walker in January 1994. She has general responsibilities in business and financial strategy.

         Edward A. Taber III, age 56, became an Executive Vice President of the Company in September 1992 and a Senior Executive Vice President in July 1995. He has overall responsibility for the Company's investment management activities. Mr. Taber is a Director or trustee of nine funds and President of five funds within the Legg Mason mutual funds complex.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
------   ----------------------------------------------------------------------

         Shares of Legg Mason, Inc. common stock are listed and traded on the New York Stock Exchange (symbol LM). As of March 31, 2000, there were 2,202 shareholders of record of the Company's common stock. Information with respect to the Company's dividends and stock prices is as follows:

                                             Quarter ended*
 ------------------------------------------------------------------------
                             Mar. 31     Dec. 31     Sept. 30     June 30
 ------------------------------------------------------------------------
Fiscal 2000
Cash dividend per share      $   .08      $   .08    $   .08      $  .065
Stock price range:
  High                        51.250       41.750     40.938       42.875
  Low                         30.688       30.625     32.563       31.063

Fiscal 1999
Cash dividend per share      $  .065      $  .065    $  .065      $  .055
Stock price range:
  High                        35.875       31.563     31.344       32.281
  Low                         26.438       17.313     20.156       26.813
 ------------------------------------------------------------------------

*Adjusted to reflect the 2-for-1 stock split paid September 1998.

ITEM 6. SELECTED FINANCIAL DATA(1)
(Dollars in thousands except per share amounts)

                                                                                Years ended March 31,
                                                           2000           1999           1998            1997          1996
---------------------------------------------------------------------------------------------------------------------------
Operating Results
Total revenues                                      $ 1,370,804    $ 1,046,006    $   889,060     $   664,601    $  533,343
Interest expense                                        134,322         94,910         73,706          43,364        26,187
---------------------------------------------------------------------------------------------------------------------------
Net revenues                                          1,236,482        951,096        815,354         621,237       507,156
Non-interest expenses                                   997,341        802,321        686,975         525,027       442,605
---------------------------------------------------------------------------------------------------------------------------
Earnings before income tax provision                    239,141        148,775        128,379          96,210        64,551
Income tax provision                                     96,616         59,441         52,258          39,018        26,270
---------------------------------------------------------------------------------------------------------------------------
Net earnings                                        $   142,525    $    89,334    $    76,121     $    57,192    $   38,281
---------------------------------------------------------------------------------------------------------------------------
Per Common Share Data(2)
Earnings per share:
   Basic                                            $      2.51    $      1.64    $      1.40     $      1.12    $      .86
   Diluted                                                 2.33           1.55           1.31            1.02           .73
Weighted average shares outstanding (in thousands):
   Basic                                                 56,688         54,337         54,431          51,138        44,314
   Diluted                                               60,787         57,657         58,007          55,985        54,785
Dividends declared                                  $      .305    $      .250    $      .214     $      .191    $     .176
Book value                                                12.83          10.08           9.08            7.85          6.55
---------------------------------------------------------------------------------------------------------------------------
Financial Condition
Total assets                                        $ 4,785,053    $ 3,473,687    $ 2,832,329     $ 1,886,736    $1,320,820
Senior notes                                             99,723         99,676         99,628          99,581        99,534
Notes payable of finance subsidiaries(3)                239,268             --             --              --            --
Subordinated liabilities                                     --             --             --              --        68,000
Total stockholders' equity                              751,929        554,177        500,095         423,039       302,189
---------------------------------------------------------------------------------------------------------------------------
Financial Ratios
Profit margin:(4)
   Pre-tax                                                 19.3%          15.6%          15.7%           15.5%         12.7%
   After tax                                               11.5            9.4            9.3             9.2           7.5
Return on average assets:
   Pre-tax                                                  5.9            4.8            5.4             5.9           6.0
   After tax                                                3.5            2.9            3.2             3.5           3.6
Return on average stockholders' equity:
   Pre-tax                                                 36.6           28.3           27.9            26.1          23.9
   After tax                                               21.8           17.0           16.5            15.5          14.2
---------------------------------------------------------------------------------------------------------------------------
Other Company Data
Total employees                                           4,820          4,350          3,950           3,440         3,200
Financial advisors                                        1,310          1,240          1,160           1,060         1,000
Brokerage offices                                           131            128            115             109           103
===========================================================================================================================

(1)Restated to reflect all pooling of interests transactions.
(2)Adjusted to reflect all stock splits.
(3)Non-recourse, secured fixed-rate notes of Johnson Fry finance subsidiaries, the proceeds of which are invested in financial instruments with similar maturities. See Note 2 of Notes to Consolidated Financial Statements.
(4)Calculated based on net revenues.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Business Description

Legg Mason, Inc. ("Parent") and its wholly owned subsidiaries (collectively, the "Company") are principally engaged in providing asset management, securities brokerage, investment banking and related financial services to individuals, institutions, corporations and municipalities. The Company's profitability is sensitive to a variety of factors including the volume of trading in securities, the volatility and general level of securities prices, and the demand for investment banking and mortgage banking services.

   In fiscal 2000, U.S. equity markets experienced record trading volume and price levels, principally because of continuing economic growth, gains in corporate earnings and modest inflation. As a result, the Company achieved a fifth consecutive year of record net revenues and net earnings, attributable to growth in its asset management and private client businesses. Total assets under management for institutions, Company-sponsored mutual funds and private accounts managed by the Company's subsidiaries were $112 billion at March 31, 2000, up 26% from $89 billion a year earlier. Earnings from asset management services tend to be more stable than those from private client and capital markets activities because they are affected less by changes in securities market conditions. Revenues from asset management activities, which are included in both the asset management and private client segments, represented 43% of the Company's net revenues in fiscal 2000.

   The Company's asset management activities and their contribution to operating results have grown significantly through both internal growth and acquisition over the past ten years. During this past fiscal year, the Company acquired Berkshire Asset Management, Inc. ("Berkshire") and Johnson Fry Holdings PLC ("Johnson Fry") and entered into a joint venture with Bingham Dana LLP. During fiscal 1998, the Company acquired Brandywine Asset Management, Inc. ("Brandywine"). See Note 2 of Notes to Consolidated Financial Statements for additional information regarding these acquisitions. Berkshire manages assets of approximately $600 million, Johnson Fry manages approximately $1.6 billion and Brandywine manages approximately $6.5 billion* for institutional clients and high net worth individuals.

   Net interest income continued to be a stable, growing source of earnings, primarily as a result of significant growth in retail brokerage margin loan and customer credit balances and larger firm investment balances.

   Results of any individual period should not be considered representative of future profitability. Many of the Company's activities have fixed operating costs that do not decline with reduced levels of volume. While the Company attempts to reduce costs, particularly during periods of low volume, it does not, as a general rule, attempt to do so through personnel reductions. Accordingly, sustained periods of unfavorable market conditions may affect profitability adversely.

   The Company operates within four business segments: Asset Management, Private Client, Capital Markets and Other. Operations contained within each business segment and each segment's financial information for the last three fiscal years are summarized below:

Asset Management
(in millions)

                                 Years ended March 31,
                          ----------------------------------
                             2000         1999         1998
------------------------------------------------------------
Net revenues............  $ 349.2      $ 264.8      $  213.1
Pre-tax earnings........    114.3         79.3          53.4

   Businesses contained within the Asset Management segment primarily provide asset management services to Company-sponsored mutual funds and management of assets for institutional and individual clients through the Company's asset management subsidiaries.

Private Client
(in millions)

                                 Years ended March 31,
                          -----------------------------------
                             2000         1999         1998
-------------------------------------------------------------
Net revenues............  $ 689.5      $ 520.3      $  444.5
Pre-tax earnings........    110.8         67.2          53.6

   Private Client distributes a wide range of financial products through its branch distribution network, including equity and fixed-income securities, proprietary and non-affiliated mutual funds and annuities. Net interest profit from customers' margin loan and credit balances is included in this segment.

* At March 31, 2000, excluding assets managed in Legg Mason Funds.

Capital Markets
(in millions)

                                 Years ended March 31,
                          -----------------------------------
                             2000         1999         1998
-------------------------------------------------------------
Net revenues............  $ 160.6      $ 130.3      $  126.4
Pre-tax earnings........      8.9         12.0          20.4

   The Capital Markets segment includes the Company's equity and fixed-income capital markets businesses, including originations, institutional sales and trading. This segment also includes realized and unrealized gains and losses on merchant banking activities and warrants acquired in connection with investment banking activities.

Other
(in millions)

                                 Years ended March 31,
                          -----------------------------------
                             2000         1999         1998
-------------------------------------------------------------
Net revenues.............  $ 37.2        $35.7        $ 31.4
Pre-tax earnings.........     5.1         (9.7)          1.0

   The Other business segment primarily includes the Company's real estate service business and unallocated corporate revenues and expenses. In 1999, pre-tax earnings included a non-cash deferred compensation expense of $10.4 million related to a change in accounting treatment for a non-qualified deferred compensation stock plan. See Note 13 of Notes to Consolidated Financial Statements.

Results of Operations

The following table sets forth, for the periods indicated, items in the Consolidated Statements of Earnings as percentages of net revenues and the increase (decrease) by item as percentages of the amount for the previous period:

                                                             Percentage of Net Revenues            Period to Period Change
                                                        -----------------------------------       -------------------------
                                                                Years ended March 31,                2000           1999
                                                        -----------------------------------        Compared       Compared
                                                         2000          1999           1998          to 1999        to 1998
---------------------------------------------------------------------------------------------------------------------------
Revenues
   Investment advisory and related fees..............    43.3%          41.0%         36.3%          37.1%          32.0%
   Commissions.......................................    29.4           29.3          29.6           30.0           15.7
   Principal transactions............................    10.2            9.9          10.6           34.2            8.5
   Investment banking................................     5.6            8.0          11.9           (9.5)         (21.6)
   Interest..........................................    18.0           16.9          15.6           39.1           25.9
   Other.............................................     4.4            4.9           5.0           19.1           12.6
                                                        -----          -----         -----
     Total revenues..................................   110.9          110.0         109.0           31.1           17.7
   Interest expense..................................    10.9           10.0           9.0           41.5           28.8
                                                        -----          -----         -----
     Net revenues....................................   100.0          100.0         100.0           30.0           16.6
                                                        -----          -----         -----
Non-Interest Expenses
   Compensation and benefits.........................    60.2           61.5          62.7           27.2           14.4
   Occupancy and equipment rental....................     6.5            6.8           7.0           25.4           13.3
   Communications....................................     4.4            5.0           5.2           13.5           12.3
   Floor brokerage and clearing fees.................     0.6            0.7           0.7           17.2           22.2
   Non-cash deferred compensation....................    (0.1)           1.1            --             NM            NM
   Other.............................................     9.1            9.3           8.7           26.6           24.9
                                                        -----          -----         -----
     Total non-interest expenses.....................    80.7           84.4          84.3           24.3           16.8
                                                        -----          -----         -----
Earnings Before Income Tax Provision.................    19.3           15.6          15.7           60.7           15.9
   Income tax provision..............................     7.8            6.2           6.4           62.5           13.7
                                                        -----          -----         -----
Net Earnings.........................................    11.5%           9.4%          9.3%          59.5%          17.4%
                                                        =====          =====         =====
---------------------------------------------------------------------------------------------------------------------------

NM-Not meaningful

FISCAL 2000 COMPARED WITH FISCAL 1999

In fiscal 2000, revenues, net earnings and earnings per share reached record levels and were substantially higher than in the prior fiscal year. Net revenues increased 30% to $1.2 billion. Total revenues were $1.4 billion, an increase of 31% from revenues of $1.0 billion in fiscal 1999. Net earnings were $142.5 million, up 60% from net earnings in the prior fiscal year. Basic earnings per share increased 53% to $2.51 from $1.64. Diluted earnings per share increased 50% to $2.33 from $1.55.

   In accordance with Emerging Issues Task Force ("EITF") 97-14, results for fiscal 2000 and fiscal 1999 include a non-cash deferred compensation credit of $1.1 million and a non-cash expense of $10.4 million, respectively, related to a change in accounting treatment for a non-qualified deferred compensation stock plan and related compensation arrangements. See Note 13 of Notes to Consolidated Financial Statements.

Revenues

Investment Advisory and Related Fees

Investment advisory and related fees increased 37% to $534.9 million as a result of growth in assets under management in Company-sponsored mutual funds, fee-based brokerage accounts and fixed-income investment advisory accounts.

Investment Advisory Revenues and
Assets Under Management

                              [GRAPH APPEARS HERE]

             Investment Advisory
               and Related Fee                 Assets Under
                  Revenues                      Management
             (in millions, "M")             (in billions, "B")

1996               $162.1                        $ 35.4
1997               $208.2                        $ 43.8
1998               $295.6                        $ 71.0
1999               $390.2                        $ 88.9
2000               $534.9                        $111.8


Commissions

Commission revenues rose 30% to $362.9 million in fiscal 2000, primarily as a result of increases in listed and over-the-counter securities transactions and increases in sales of non-affiliated mutual funds and annuity products.

Principal Transactions

Revenues from principal transactions increased 34% to $126.3 million, principally as a result of increases in sales and trading revenues from equity and fixed-income securities.

Investment Banking

Investment banking revenues declined 9% to $68.9 million, primarily as a result of a decline in corporate banking advisory fees.

Interest Revenue and Expense
(millions of dollars)

                              [GRAPH APPEARS HERE]

                  Interest Expense         Interest Revenue

1996                  $ 26,187                 $ 57,125
1997                  $ 43,364                 $ 84,129
1998                  $ 73,706                 $127,268
1999                  $ 94,910                 $160,292
2000                  $134,322                 $222,901


Interest Revenue and Expense

Interest revenue increased 39% to $222.9 million as a result of increased firm investments, predominantly funds segregated for regulatory purposes, customer margin loan balances and stock borrow balances.

   Interest expense increased 42% to $134.3 million, primarily due to larger interest-bearing customer credit balances and stock loan balances.

   As a result of significantly higher levels of stock borrow and stock loan balances, the Company's net interest margin declined to 39.7% in fiscal 2000 from 40.8% in fiscal 1999.

   The Company's net interest profit increased 35% to $88.6 million in fiscal 2000 from $65.4 million in fiscal 1999.

Other Revenues

Other revenues rose 19% to $54.9 million, primarily as a result of an unrealized gain on warrants acquired in connection with a private placement for a company which went public in the fourth quarter, a gain on the sale of a merchant banking investment and revenue recorded from capitalizing mortgage servicing assets on loans originated in fiscal 2000 as required by the Financial Accounting Standards Board ("FASB") Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

Expenses

Compensation and Benefits

Compensation and benefits increased 27% to $743.9 million as a result of higher sales and incentive compensation on increased revenues and profits and higher fixed compensation costs, primarily attributable to an increase in the number of employees.

   A substantial part of compensation expense fluctuates in proportion to the level of business activity. Other compensation costs, primarily salaries and benefits, are fixed and may not decline with reduced levels of volume. Therefore, profitability may be affected adversely by sustained periods of unfavorable market conditions or slow revenue growth in acquired businesses or new product areas.

Occupancy and Equipment Rental

Occupancy and equipment rental increased 25% to $80.6 million as a result of increased costs of acquired companies, additional and expanded branch office locations and continued investments in technology.

Communications

Communications expense increased 14% to $54.4 million, due to higher business volume, which gave rise to increased costs for quote services, printed materials, postage and telephone usage.

Floor Brokerage and Clearing Fees

Floor brokerage and clearing fees increased 17% to $7.8 million, reflecting higher securities transaction volume.

Non-Cash Deferred Compensation

In fiscal 2000 and fiscal 1999, in accordance with EITF 97-14, the Company recorded a non-cash deferred compensation credit of $1.1 million and a non-cash deferred compensation charge of $10.4 million, respectively, related to a change in accounting treatment for a non-qualified deferred compensation stock plan and related compensation arrangements. See Note 13 of Notes to Consolidated Financial Statements.

Other Expenses

Other expenses increased 27% to $111.7 million. This increase is primarily attributable to the addition of expenses of Johnson Fry, increased intangible amortization expense related to acquired companies and higher loss, error and litigation charges.

Income Tax Provision

The income tax provision rose 63% to $96.6 million in fiscal 2000 as a result of increased pre-tax earnings. The Company's effective tax rate increased to 40.4% in fiscal 2000 compared with 40.0% in the prior year.

FISCAL 1999 COMPARED WITH FISCAL 1998

In fiscal 1999, revenues, net earnings and earnings per share reached then-record levels and were substantially higher than in the prior fiscal year. Net revenues were $951.1 million, an increase of 17% over the prior year. Total revenues were $1.0 billion, an increase of 18% from revenues of $889.1 million in fiscal 1998. Net earnings were $89.3 million, up 17% from net earnings in the prior fiscal year. Basic earnings per share increased by 17% to $1.64 from $1.40. Diluted earnings per share increased 18% to $1.55 from $1.31.

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

Interest Revenue and Expense

Interest revenue increased 26% to $160.3 million as a result of increased firm investments, predominantly funds segregated for regulatory purposes, and customer margin loan balances.

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

Other Expenses

Other expenses increased 25% to $88.2 million, attributable to increased loss, error and litigation charges and higher promotional expenses.

Income Tax Provision

The income tax provision rose 14% to $59.4 million in fiscal 1999 as a result of increased pre-tax earnings. The Company's effective tax rate was 40.0% in fiscal 1999 compared with 40.7% in the prior year.

Liquidity and Capital Resources

The Company's total assets increased to $4.8 billion at March 31, 2000 from $3.5 billion at March 31, 1999 primarily reflecting higher customer receivables and securities borrowed. The Company's assets consist primarily of cash and cash equivalents, collateralized short-term receivables and securities. The collateralized receivables consist primarily of margin loans, securities purchased under agreements to resell and securities borrowed, all of which are secured by U.S. government and agency securities and corporate debt and equity securities. The highly liquid nature of the Company's assets provides the Company with flexibility in financing and managing its business.

   For the year ended March 31, 2000, cash and cash equivalents increased $0.9 million. Cash flows from operating activities provided $164.7 million, primarily attributable to net earnings, adjusted for non-cash charges. Funds provided by operations were the primary source of funds used for investing activities. These investing activities include payments of $87.6 million for the acquisitions of Berkshire, Johnson Fry and a 50% interest in a joint venture. See Note 2 of Notes to Consolidated Financial Statements for a description of these acquisitions. Other investing activities include $23.1 million in capital expenditures for enhancements in technology, expansion at the Company's headquarters and additional branch offices that opened in fiscal 2000. In addition, an increase in securities purchased under agreements to resell utilized $29.6 million in cash and cash equivalents.

   The primary objective of the Company's capital structure and funding practices is to ensure that the capital base can appropriately support the Company's business strategies as well as the regulatory capital requirements of its subsidiaries and provide needed liquidity at all times.

   The Company emphasizes diversification of funding sources and seeks to minimize exposure to refinancing risk. The Company's assets are funded by payables to customers, securities loaned, bank loans, long-term debt and equity. The Company obtains short-term financing primarily on a secured basis. The secured financing is obtained through the use of securities lending agreements and secured bank loans, which are primarily collateralized by U.S. government and agency securities and corporate debt and equity securities. Short-term funding is generally obtained at rates related to federal funds, LIBOR and money market rates. The Company maintains uncommitted credit facilities from several banks and financial institutions. Uncommitted facilities consist of credit lines that the Company has been advised are available but for which no contractual lending obligations exist.

   The Company has a committed, unsecured revolving credit facility of $50 million that matures on June 30, 2000. The facility has restrictive covenants that require, among other things, the Company to maintain specified levels of net worth. There were no borrowings outstanding under the facility at March 31, 2000.

   The Company is in the process of obtaining a $100 million committed, unsecured revolving credit facility to become effective when the current facility expires.

   The Company has outstanding $100 million of senior notes due February 15, 2006, which bear interest at 6.5%. The notes were originally issued at a discount to yield 6.57%. At March 31, 2000, the Company had $50 million available for the issuance of additional debt or convertible debt securities pursuant to a shelf registration statement. The Company expects a $450 million shelf registration statement filed with the Securities and Exchange Commission for the issuance of debt or convertible debt securities to become effective in fiscal 2001. The shelf filings permit the Company to register securities in advance and then sell them when financing needs arise or market conditions are favorable. The Company intends to use the shelf for general corporate purposes including the expansion and diversification of its asset management and private client businesses. As described in Note 17 of Notes to Consolidated Financial Statements, the Company has completed the acquisition of Perigee Inc., a Canadian money manager. Under the terms of the agreement, the Company issued approximately 5.2 million exchangeable shares which are the economic equivalent of the Company's common shares.

   The Company's broker-dealer subsidiaries are subject to the requirements of the Securities and Exchange Commission's Uniform Net Capital Rule, which is designed to measure the general financial soundness and liquidity of broker-dealers. At March 31, 2000, the brokerage subsidiaries had aggregate net capital of $262.7 million, which exceeded minimum net capital requirements by $233.0 million. The amount of the broker-dealers' net assets that may be distributed is subject to restrictions under applicable net capital rules.

   The Company's overall capital and funding needs are continually reviewed to ensure that its capital base can support the estimated needs of its businesses. The Company continues to explore potential acquisition opportunities as a means of expanding its businesses. Such opportunities may involve acquisitions that are material in size and may require the raising of additional capital.

Risk Management

Risk is an inherent part of the Company's business and activities. The extent to which the Company properly and effectively identifies, assesses, monitors and manages each of the various types of risk involved in its activities is critical to its soundness and profitability. The Company seeks to identify, assess, monitor and manage the following principal risks involved in the Company's business activities: funding, market, credit, operational and legal.

   Risk management at the Company is a multi-faceted process that requires communication, judgment and knowledge of financial products and markets. The Company's senior management takes an active role in the risk management process and requires specific administrative and business functions to assist in the identification, assessment and control of various risks. The Company's risk management policies, procedures and methodologies are evolutionary in nature and are subject to ongoing review and modification. Funding risk is discussed in the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Results of Operations and Financial Condition."

Market Risk

The potential for changes in the value of the Company's financial instruments owned is referred to as "market risk." The Company's market risk generally represents the risk of loss that may result from a change in the value of a financial instrument as a result of fluctuations in interest rates, credit spreads, equity prices and the correlation among them, along with the level of volatility. Interest rate risks result primarily from exposure to changes in the yield curve, the volatility of interest rates, mortgage prepayments and credit spreads. Equity price risks result from exposure to changes in prices and volatilities of individual equities, equity baskets and equity indices.

   The Company makes dealer markets in equity and debt securities. As such, to facilitate customer order flow, the Company may be required to own equity and debt securities in its trading and inventory accounts. The Company hedges its exposure to market risk by managing its net long or short position. For example, the Company may hedge a municipal portfolio by taking an offsetting position in a related futures contract. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Each day, consolidated position and exposure reports are prepared and distributed to various levels of Company management, which enable management to monitor inventory levels and results of the trading groups. The Company also monitors inventory aging, pricing, concentration and securities ratings.

   In accordance with the Securities and Exchange Commission's risk disclosure requirements, the following table categorizes the Company's market risk sensitive financial instruments.

Financial Instruments with Market Risk at March 31, 2000

                                                                                 Years to Maturity
                                                     ----------------------------------------------------------------------
                                                      1 or less         1 to 5        5 to 10        Over 10         Total
---------------------------------------------------------------------------------------------------------------------------
Fair Value
   U.S. government and agencies.....................   $ 94,859        $(5,364)      $ (4,649)      $  6,617     $  91,463
   Corporate debt...................................      1,888          3,111          8,454          2,481        15,934
   State and municipal bonds........................     17,880          9,847          6,745         20,912        55,384
---------------------------------------------------------------------------------------------------------------------------
     Total debt securities..........................    114,627          7,594         10,550         30,010       162,781
   Equity & other securities........................         --             --             --         20,482        20,482
---------------------------------------------------------------------------------------------------------------------------
     Total..........................................   $114,627        $ 7,594       $ 10,550       $ 50,492     $ 183,263
===========================================================================================================================
Weighted Average Yield
   U.S. government and agencies.....................       5.34%          5.41%          6.25%          7.05%
   Corporate debt...................................       5.93           6.85           7.08           7.79
   State and municipal bonds........................       4.62           4.61           4.92           5.15
---------------------------------------------------------------------------------------------------------------------------

   The table includes net long and short fair values, which is consistent with the way risk exposure is managed. See Notes 4 and 5 of Notes to Consolidated Financial Statements for the related gross long and short fair values of financial instruments owned and investments. The table also includes $90.3 million in treasury securities segregated for regulatory purposes.


   The purpose of the Johnson Fry finance subsidiaries (see Note 2 of Notes to Consolidated Financial Statements) is to raise funds by issuing secured fixed-rate loan securities and to use the proceeds to invest in a portfolio of bonds issued by various financial institutions which are not generally available to the public in tranches small enough for the retail investor. The $241.6 million in Investments of finance subsidiaries and the $239.3 million in Notes payable of finance subsidiaries are directly related and have offsetting risk characteristics and do not represent a material market risk to the Company. Additionally, claims of the note holders are limited to the assets of the finance subsidiaries, which limits the Company's exposure to default risk on the investments.

   In addition to the financial instruments included in the table, the Company has $100 million senior notes payable that mature in 2006 and bear a fixed coupon of 6.5%. The notes were issued at a discount to yield 6.57%.

   Exposure to foreign currency and commodity market risk is not material.

Credit Risk

Credit risk represents the loss that the Company would incur if a counterparty or issuer of securities or other instruments held by the Company fails to perform its contractual obligations to the Company. Credit risk related to various investing and financing activities is reduced by the industry practice of obtaining and maintaining collateral.

   Credit exposure associated with the Company's private client business consists primarily of customer margin accounts, which are monitored daily. The Company monitors exposure to industry sectors and individual securities and performs sensitivity analysis on a regular basis in connection with its margin lending activities. The Company adjusts its margin requirements if it believes its risk exposure is not appropriate based on market conditions.

Operational Risk

Operational risk refers generally to the risk of loss resulting from the Company's operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in the Company's operating systems and inadequacies or breaches in the Company's control process. The Company operates different businesses in diverse markets and is reliant on the ability of its employees and systems to process high numbers of transactions. In the event of a breakdown or improper operation of systems or improper action by employees, the Company could suffer financial loss, regulatory sanctions and damage to its reputation. In order to mitigate and control operational risk, the Company has developed and continues to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels. For example, the Company has procedures that require that all transactions are accurately recorded and properly reflected in the

Company's books and records and are confirmed on a timely basis; that position valuations are subject to periodic independent review procedures and that collateral and adequate documentation are obtained from counterparties in appropriate circumstances. Disaster recovery plans exist for critical systems, and redundancies are built into the systems as deemed appropriate. The Company also uses periodic self-assessments and internal audit reviews as a further check on operational risk.

Legal Risk

Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements. The Company is generally subject to extensive regulation in the different jurisdictions in which it conducts its business. The Company has various procedures addressing issues, such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, credit granting, collection activities, money-laundering and record keeping.

Effects of Inflation

The Company's assets are not significantly affected by inflation because they are primarily monetary, consisting of cash, securities purchased under agreements to resell, securities and receivables. However, the rate of inflation affects various expenses, including employee compensation, occupancy and communications, which may not be readily recoverable in charges for services provided by the Company.

Recent Accounting Developments

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes standards for accounting and reporting for derivative instruments and hedging activities. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" which delayed the effective date for all fiscal quarters for fiscal years beginning after June 15, 2000. The impact of adopting Statement No. 133 is not expected to be material to the Company's consolidated financial statements.

Year 2000 Processing Issue

During fiscal 2000, the Company spent approximately $1.9 million to ensure that its internal information and non-information technology systems and service providers' systems were prepared to process in the Year 2000. The total cost of Year 2000-related planning, testing and upgrades or replacements of hardware and software was approximately $3.5 million. The Company experienced no significant disruptions to its internal systems because of the change in year from 1999 to 2000.

Forward-Looking Statements

Information or statements provided by or on behalf of the Company from time to time, including those within this report on Form 10-K, may contain certain "forward-looking information," including information relating to anticipated growth in revenues or earnings per share, anticipated changes in its businesses or in the amount of client assets under management, anticipated expense levels and expectations regarding financial market conditions. The Company cautions readers that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information as a result of various factors, including but not limited to those discussed below. Further, such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligations to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

   The Company's future revenues may fluctuate due to numerous factors, such as: the volume of trading in securities; the volatility and general level of market prices; the total value and composition of assets under management; the relative investment performance of Company-sponsored mutual funds compared with competing offerings and market indices; sentiment and investor confidence; the ability of the Company to maintain investment management and administrative fees at current levels; competitive conditions in each of the Company's business segments; the demand for investment banking and mortgage banking services; and the effects of acquisitions.

   The Company's future operating results are also dependent upon the level of operating expenses, which are subject to fluctuation for the following or other reasons: variations in the level of compensation expense incurred by the Company as a result of changes in the number of total employees, competitive factors, or other reasons; variations in expenses and capital costs, including depreciation, amortization and other non-cash charges incurred by the Company to maintain its administrative infrastructure; unanticipated costs that may be incurred by the Company from time to time to protect client goodwill or in connection with litigation; and the effects of acquisitions.

   The Company's business is also subject to substantial governmental regulation, and changes in legal, regulatory, accounting, tax and compliance requirements may have a substantial effect on the Company's business and results of operations.


ITEM 7A. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources--Risk Management" for disclosure about market risk.

ITEM8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


To the Board of Directors
and Stockholders of Legg Mason, Inc.

In our opinion, the accompanying consolidated statements of financial condition of Legg Mason, Inc. and Subsidiaries (the "Company") and the related consolidated statements of earnings, changes in stockholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of Legg Mason, Inc. and Subsidiaries at March 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
------------------------------

Baltimore, Maryland
May 4, 2000, except for
Note 17, as to which
the date is May 26, 2000

Consolidated Statements of Earnings
(Dollars in thousands except per share amounts)

                                                                          Years ended March 31,
                                                             2000                1999                 1998
----------------------------------------------------------------------------------------------------------
Revenues
   Investment advisory and related fees               $   534,896         $   390,216            $ 295,645
   Commissions                                            362,887             279,136              241,284
   Principal transactions                                 126,267              94,105               86,748
   Investment banking                                      68,905              76,118               97,138
   Interest                                               222,901             160,292              127,268
   Other                                                   54,948              46,139               40,977
----------------------------------------------------------------------------------------------------------
     Total revenues                                     1,370,804           1,046,006              889,060
   Interest expense                                       134,322              94,910               73,706
----------------------------------------------------------------------------------------------------------
     Net revenues                                       1,236,482             951,096              815,354
----------------------------------------------------------------------------------------------------------
Non-Interest Expenses
   Compensation and benefits                              743,867             584,830              511,413
   Occupancy and equipment rental                          80,602              64,289               56,740
   Communications                                          54,440              47,963               42,726
   Floor brokerage and clearing fees                        7,828               6,677                5,464
   Non-cash deferred compensation                          (1,063)             10,352                   --
   Other                                                  111,667              88,210               70,632
----------------------------------------------------------------------------------------------------------
     Total non-interest expenses                          997,341             802,321              686,975
----------------------------------------------------------------------------------------------------------
Earnings Before Income Tax Provision                      239,141             148,775              128,379
   Income tax provision                                    96,616              59,441               52,258
----------------------------------------------------------------------------------------------------------
Net Earnings                                          $   142,525         $    89,334            $  76,121
==========================================================================================================
Earnings per Common Share
   Basic                                              $      2.51         $      1.64            $    1.40
   Diluted                                                   2.33                1.55                 1.31
==========================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Financial Condition
(Dollars in thousands)

                                                                                         March 31,
                                                                                   2000              1999
----------------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents                                                $   209,038       $   208,142
   Cash and securities segregated for regulatory purposes                     1,419,021         1,374,255
   Securities purchased under agreements to resell                              170,643           141,016
   Receivables:
     Customers                                                                1,417,596           921,267
     Brokers, dealers and clearing organizations                                163,263           111,526
     Others                                                                      71,564            40,944
   Securities borrowed                                                          671,252           308,719
   Financial instruments owned, at fair value                                   102,907           143,998
   Investment securities, at fair value                                          17,765            17,230
   Investments of finance subsidiaries                                          241,639                --
   Equipment and leasehold improvements, net                                     60,548            55,807
   Intangible assets, net                                                       130,573            56,127
   Other                                                                        109,244            94,656
----------------------------------------------------------------------------------------------------------
                                                                            $ 4,785,053       $ 3,473,687
==========================================================================================================
Liabilities and Stockholders' Equity
   Liabilities
     Payables:
        Customers                                                           $ 2,633,542       $ 2,170,588
        Brokers and dealers                                                      15,245            10,430
     Securities loaned                                                          688,331           311,818
     Short-term borrowings                                                       23,290            49,262
     Financial instruments sold, but not yet purchased, at fair value            27,713            11,822
     Accrued compensation                                                       144,521           115,480
     Deferred compensation trust                                                     --            48,986
     Other                                                                      161,491           101,448
     Notes payable of finance subsidiaries                                      239,268                --
     Senior notes                                                                99,723            99,676
----------------------------------------------------------------------------------------------------------
                                                                              4,033,124         2,919,510
----------------------------------------------------------------------------------------------------------
   Commitments and Contingencies (Note 8)
----------------------------------------------------------------------------------------------------------
   Stockholders' Equity
     Common stock, par value $.10; authorized 100,000,000 shares;
        issued 58,599,058 shares in 2000 and 56,376,253 shares in 1999            5,860             5,638
     Additional paid-in capital                                                 271,687           215,387
     Deferred compensation and employee note receivable                         (19,003)           (5,362)
     Employee stock trust                                                       (50,699)          (18,475)
     Deferred compensation employee stock trust                                  50,699           (11,470)
     Retained earnings                                                          493,652           368,632
     Accumulated other comprehensive loss, net                                     (267)             (173)
----------------------------------------------------------------------------------------------------------
                                                                                751,929           554,177
----------------------------------------------------------------------------------------------------------
                                                                            $ 4,785,053       $ 3,473,687
==========================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands except share amounts)

                                                               Deferred               Deferred           Accumulated
                                                             Compensation           Compensation            Other
                                  Common Stock    Additional     and       Employee   Employee           Comprehensive      Total
                             --------------------   Paid-in  Employee Note   Stock      Stock   Retained Income(Loss), Stockholders'
                               Shares    Amount    Capital   Receivable      Trust      Trust   Earnings      net          Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997    20,845,592  $2,085   $194,044  $     --      $     --   $     --   $226,677    $   233      $ 423,039
------------------------------------------------------------------------------------------------------------------------------------
Common stock issued for:
   Stock option exercises       463,298      46      6,355        --            --         --         --         --          6,401
   Deferred compensation trust   60,763       6      3,370        --            --         --         --         --          3,376
4-for-3 stock split           6,155,227     616       (636)       --            --         --         --         --            (20)
Dividends declared
   ($.214 per share)*                --      --         --        --            --         --    (10,847)        --        (10,847)
Adjustment to conform
   fiscal year of pooled entity      --      --         --        --            --         --        920         --            920
Adjustments of pooled entity         --      --         --        --            --         --        392         --            392
Comprehensive income:
   Net earnings                      --      --         --        --            --         --     76,121         --
   Unrealized holding gain
     on investment securities
     (net of taxes of ($402))        --      --         --        --            --         --         --        854
   Reclassification adjustment
     for gains included in
     net income                      --      --         --        --            --         --         --       (141)
Comprehensive income                 --      --         --        --            --         --         --         --         76,834
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998    27,524,880  $2,753   $203,133  $     --      $     --   $     --   $293,263    $   946      $ 500,095
------------------------------------------------------------------------------------------------------------------------------------
Common stock issued for:
   Stock option exercises       703,382      70      3,368        --            --         --         --         --          3,438
   Deferred compensation trust  105,651      11      5,131        --       (17,550)   (11,470)        --         --        (23,878)
   Deferred compensation        234,439      23      6,536    (5,362)         (925)        --         --         --            272
2-for-1 stock split          27,807,901   2,781     (2,781)       --            --         --         --         --             --
Dividends declared
   ($.25 per share)*                 --      --         --        --            --         --    (13,965)        --        (13,965)
Comprehensive income:
   Net earnings                      --      --         --        --            --         --     89,334         --
   Unrealized holding loss
     on investment securities
     (net of taxes of $671)          --      --         --        --            --         --         --     (1,119)
Comprehensive income                 --      --         --        --            --         --         --         --         88,215
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999    56,376,253  $5,638   $215,387  $ (5,362)     $(18,475)  $(11,470)  $368,632    $  (173)     $ 554,177
------------------------------------------------------------------------------------------------------------------------------------
Common stock issued for:
   Stock option exercises     1,300,757     130     17,440        --            --         --         --         --         17,570
   Deferred compensation trust  208,506      21     13,411        --        (7,239)    37,700         --         --         43,893
   Deferred compensation        713,542      71     25,449   (13,641)      (24,985)    24,469         --         --         11,363
Dividends declared
   ($.305 per share)                 --      --         --        --            --         --    (17,505)        --        (17,505)
Comprehensive income:
   Net earnings                      --      --         --        --            --         --    142,525         --
   Unrealized holding gain
     on investment securities
     (net of taxes of $152)          --      --         --        --            --         --         --        714
   Reclassification adjustment
     for losses included in
     net income                      --      --         --        --            --         --         --         42
   Foreign currency translation
     adjustment                      --      --         --        --            --         --         --       (850)
Comprehensive income                 --      --         --        --            --         --         --         --        142,431
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000    58,599,058  $5,860   $271,687  $(19,003)     $(50,699)  $ 50,699   $493,652    $  (267)     $ 751,929
====================================================================================================================================

* Adjusted to reflect all stock splits.

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Dollars in thousands)

                                                                                            Years ended March 31,
                                                                                     2000           1999            1998
---------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net earnings                                                                 $ 142,525      $  89,334        $ 76,121
     Non-cash items included in earnings:
        Depreciation and amortization                                              29,320         21,297          21,986
        Deferred compensation                                                       6,131         17,812           3,394
        Adjustments of pooled entity                                                   --             --           1,058
     Adjustment to conform fiscal year of pooled entity                                --             --             920
     Deferred income taxes                                                         (5,207)        (6,296)         (7,712)
   (Increase) decrease in assets excluding acquisitions:
     Cash and securities segregated for regulatory purposes                       (44,766)      (452,649)       (479,301)
     Receivables from customers                                                  (496,329)      (207,876)       (179,373)
     Other receivables                                                            (82,357)       (66,617)        (24,100)
     Securities borrowed                                                         (362,533)       139,734        (184,841)
     Financial instruments owned                                                   41,091        (62,541)         (2,595)
     Other                                                                          4,484        (23,023)          7,842
   Increase (decrease) in liabilities excluding acquisitions:
     Payable to customers                                                         462,954        607,591         602,351
     Payable to brokers and dealers                                                 4,815          5,146          (1,828)
     Securities loaned                                                            376,513       (141,212)        202,226
     Financial instruments sold, but not yet purchased                             15,891         (2,310)          1,625
     Accrued compensation                                                          34,629         17,568          37,480
     Deferred compensation trust                                                       --          1,028             --
     Other                                                                         37,525          3,809          22,830
---------------------------------------------------------------------------------------------------------------------------
Cash Provided by (Used for) Operating Activities                                  164,686        (59,205)         98,083
---------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
   Payments for:
     Equipment and leasehold improvements                                         (23,103)       (19,138)        (31,687)
     Intangible assets                                                             (2,780)          (655)         (5,587)
     Acquisitions, net of cash acquired                                           (87,637)            --              --
   Net (increase) decrease in securities purchased under agreements to resell     (29,627)        34,607         (42,823)
   Purchases of investment securities                                             (52,384)       (36,677)       (149,745)
   Proceeds from sales and maturities of investment securities                     54,104         51,395         187,256
---------------------------------------------------------------------------------------------------------------------------
Cash Provided by (Used for) Investing Activities                                 (141,427)        29,532         (42,586)
---------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
   Net increase (decrease) in short-term borrowings                               (25,972)        35,382             (20)
   Repayment of notes payable of finance subsidiaries                                (678)            --              --
   Issuance of common stock                                                        20,780          9,508           9,777
   Dividends paid                                                                 (16,493)       (13,320)        (10,197)
---------------------------------------------------------------------------------------------------------------------------
Cash Provided by (Used for) Financing Activities                                  (22,363)        31,570            (440)
---------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                             896          1,897          55,057
Cash and Cash Equivalents at Beginning of Year                                    208,142        206,245         151,188
---------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                        $ 209,038      $ 208,142        $206,245
===========================================================================================================================
Supplementary Disclosure
   Cash paid for:
     Income taxes                                                               $  88,973      $  70,452        $ 56,019
     Interest                                                                     127,163         94,610          73,406

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(Dollars in thousands except per share amounts)

1. Summary of Significant Accounting Policies

Basis of Presentation

Legg Mason, Inc. ("Parent") and its wholly owned subsidiaries (collectively, the "Company") are principally engaged in providing asset management, securities brokerage, investment banking and related financial services to individuals, institutions, corporations and municipalities.

   The consolidated financial statements include the accounts of the Parent and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. Where appropriate, prior years' financial statements have been reclassified to conform to the current year presentation.

   The consolidated financial statements are prepared in accordance with generally accepted accounting principles which require management to make assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of 90 days or less, other than those held for sale in the ordinary course of business.

Securities Purchased Under Agreements to Resell

The Company invests in short-term securities purchased under agreements to resell collateralized by U.S. government and agency securities. Securities purchased under agreements to resell are accounted for as collateralized financings. It is the policy of the Company to obtain possession of collateral with a fair value in excess of the principal amount loaned. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral when appropriate. Securities purchased under agreements to resell are carried at the amounts at which the securities will be subsequently resold as specified in the respective agreements, plus accrued interest.

Securities Transactions

Customer securities transactions are recorded on a settlement date basis, with related commission revenues and expenses recorded on a trade date basis.

Financial Instruments Owned

Financial instruments used in the Company's trading activities are recorded on a trade date basis and carried at fair value with unrealized gains and losses reflected in earnings. The fair values are generally based on listed market prices or dealer price quotations for similar instruments.

   Equity securities purchased or received in connection with private equity and other activities are carried at their original cost. The carrying value of such equity securities is marked to market when changes in underlying fair values are readily ascertainable, generally as evidenced by listed market prices or transactions which directly affect the value of such equity securities. Downward adjustments relating to such equity securities are made in the event that the Company determines that the eventual net realizable value is less than the quoted value.

Securities Lending

Securities borrowed and loaned are accounted for as collateralized financings and recorded at the amount of cash collateral advanced or received. Securities borrowed transactions require the Company to deposit cash or other collateral with the lender. The Company generally receives collateral in the form of cash for securities loaned. The fee received or paid by the Company is recorded as interest revenue or expense. The Company monitors the fair value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded, as necessary.

Investments

The Company holds debt and equity investments which are classified as available-for-sale and held-to-maturity. Debt and equity securities classified as available-for-sale are reported at fair value and resulting unrealized gains and losses are reflected in stockholders' equity and comprehensive income.

   Debt securities held by the Company's finance subsidiaries, for which there is positive intent and ability to hold to maturity, are classified as held-to-maturity. These investments are recorded at amortized cost and amortization of discount or premium is included in current period earnings.

Depreciation and Amortization

Equipment and leasehold improvements are reported at cost, net of accumulated depreciation and amortization of $65,788 and $58,910 at March 31, 2000 and 1999, respectively.

   Depreciation and amortization are determined by use of the straight-line method over the estimated useful life of the asset or the remaining life of the lease. Maintenance and repair costs are expensed as incurred.

Intangible Assets

Intangible assets consist principally of goodwill and asset management and mortgage servicing contracts attributable to business combinations and are reported at cost net of accumulated amortization. The Company capitalizes costs incurred in acquiring mortgage servicing rights through loan origination activities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Intangibles are amortized using straight-line and accelerated methods principally over periods not exceeding twenty years. Accumulated amortization at March 31, 2000 and 1999 was $48,517 and $43,914, respectively.

   The Company periodically reviews its accounting for goodwill and other intangible assets, considering such factors as historical profitability and projected operating cash flows, to determine that the assets are realizable and that the amortization periods are appropriate.

Fair Value of Financial Instruments

At March 31, 2000 and 1999, substantially all financial instruments are carried at fair value or amounts which approximate fair value. The fair value of the senior notes, estimated using current market prices, was $93,150 and $100,837 at March 31, 2000 and 1999, respectively.

Translation of Foreign Currencies

Assets and liabilities of foreign subsidiaries that are denominated in non-U.S. dollar functional currencies are translated at exchange rates at the statement of financial condition date. Revenues and expenses are translated at average exchange rates during the year. The gains or losses resulting from translating foreign currency financial statements are reported in stockholders' equity and comprehensive income. Gains or losses resulting from foreign currency transactions are included in earnings.

Investment Advisory and Related Fees

The Company earns investment advisory fees on assets in accounts managed by its subsidiaries, distribution fees on assets in Company-sponsored mutual funds and asset-based fees on various types of single-fee brokerage accounts. Revenues from investment advisory and related activities are recognized over the period in which services are performed.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." The Company's stock-based compensation plans include stock options, restricted awards, stock bonus awards, stock purchase plans and deferred compensation payable in stock.

   In accordance with APB No. 25, compensation expense is not recognized for stock options that have no intrinsic value on the date of grant. The pro forma effects of SFAS No. 123 on net income and earnings per share are presented in
Note 12.

Earnings Per Share

Basic earnings per common share ("EPS") is calculated by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of potential common shares.

   The following table presents the computations of basic and diluted EPS:

                                          Years ended March 31,
(shares in thousands)                 2000        1999        1998
------------------------------------------------------------------
Weighted-average common
  shares outstanding............    56,688      54,337      54,431

Potential common shares:
  Employee stock options........     3,794       3,272       3,528
  Shares related to
   deferred compensation........       257          --          --
  Shares issuable upon
   conversion of
   debentures...................        48          48          48
------------------------------------------------------------------
Total weighted-average
  diluted common shares.........    60,787      57,657      58,007
------------------------------------------------------------------
Net earnings.................... $ 142,525    $ 89,334    $ 76,121

Adjustment related to
  deferred compensation,
  net of tax....................      (638)         --          --

Interest expense on
  convertible debentures,
  net of tax....................        18          18          18
------------------------------------------------------------------
Net earnings applicable to
  diluted common shares......... $ 141,905    $ 89,352    $ 76,139
------------------------------------------------------------------
Basic EPS....................... $    2.51    $   1.64    $   1.40
Diluted EPS.....................      2.33        1.55        1.31
------------------------------------------------------------------

   At March 31, 2000 and 1999, options to purchase 57,000 and 2,718,200 shares, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average price of the common shares for the period. In addition, at March 31, 2000 and 1999, 69,405 and 1,423,619 shares, respectively, held in an employee stock trust were antidilutive and therefore excluded from the computation of diluted earnings per share.

2. Business Combinations

In December 1999, the Company completed the acquisition of Johnson Fry Holdings PLC ("Johnson Fry"), a London-based retail fund management company.

   The acquisition was accounted for as a purchase. Accordingly, the net assets and results of operations are included in the Company's consolidated financial statements from the date of acquisition. The total purchase price was approximately $72,000, including $67,000 of cash and $5,000 in liabilities. The excess of the purchase price over the tangible net assets acquired of $63,978 is being amortized on a straight-line basis over 20 years.

   Johnson Fry has two wholly owned finance subsidiaries. The purpose of the finance companies is to raise funds by issuing secured fixed-rate loan securities, with a minimum maturity of five years, and to use the proceeds to invest in a portfolio of bonds issued by various financial institutions which are not generally available to the public in tranches small enough for the retail investor. See Notes 5 and 7.

   On September 30, 1999, the Company entered into a joint venture with Bingham Dana LLP, a Boston-based law firm, to acquire a 50% interest in its trust administration business for $10,000. The investment in this joint venture is being accounted for under the equity method.

   On September 2, 1999, the Company acquired the assets of Berkshire Asset Management, Inc. ("Berkshire") for $18,000. Berkshire provides investment management services for predominantly domestic equity and fixed-income accounts for high net worth individuals and institutions. The acquisition was accounted for as a purchase. Accordingly, the net assets and results of operations are included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the tangible net assets acquired of $17,745 is being amortized on a straight-line basis over 12 years.

   The following unaudited pro forma consolidated results are presented as though the acquisitions of Johnson Fry and Berkshire had occurred as of the beginning of each period presented, adjusted for amortization of the excess of cost over the net tangible assets acquired.

                                     Years ended March 31,
                                       2000           1999
----------------------------------------------------------
Net revenues..................  $ 1,254,175      $ 984,301
Net earnings..................      130,557         83,440

Earnings per common share:
   Basic......................  $      2.30      $    1.54
   Diluted....................         2.15           1.45
----------------------------------------------------------

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

3. Receivable from and Payable to Customers

Receivable from and payable to customers represent balances arising from cash and margin transactions. Securities owned by customers are held as collateral for the receivable balances. Included in payable to customers are free credit balances of approximately $2,438,020 and $2,069,350 as of March 31, 2000, and 1999, respectively. The Company pays interest on certain customer free credit balances held for investment purposes.

4. Financial Instruments, at Fair Value
Securities positions consist of the following at March 31:

                                     Financial instruments
                                              owned
                                       2000           1999
------------------------------------------------------------
U.S. government and
   agencies....................  $    9,136      $  70,991
Corporate debt.................      22,839         18,764
State and municipal bonds......      55,529         38,906
Equities and other.............      15,403         15,337
------------------------------------------------------------
                                 $  102,907      $ 143,998
------------------------------------------------------------
                                 Financial instruments sold,
                                    but not yet purchased
                                       2000           1999
------------------------------------------------------------
U.S. government and
   agencies....................  $   17,894      $   8,688
Corporate debt.................       8,017          1,031
State and municipal bonds......         145            567
Equities and other.............       1,657          1,536
------------------------------------------------------------
                                 $   27,713      $  11,822
------------------------------------------------------------

5. Investments

The Company has two categories of investments: Investment securities and Investments of finance subsidiaries. These investments are classified as available-for-sale and held-to-maturity as described in Note 1.

   Investment securities consist of highly liquid debt and equity securities. Investments of finance subsidiaries consist of bonds issued by various financial institutions.

   Investments as of March 31, 2000 and 1999 are as follows:

-----------------------------------------------------------
                                           2000       1999
-----------------------------------------------------------
Investment securities:
   Available-for-sale............... $   12,982   $  5,972
   Non-qualifying (1)...............      4,783     11,258
-----------------------------------------------------------
                                     $   17,765   $ 17,230
-----------------------------------------------------------
Investments of finance subsidiaries:
   Available-for-sale............... $  102,585   $     --
   Held-to-maturity.................    139,054         --
-----------------------------------------------------------
                                     $  241,639   $     --
-----------------------------------------------------------

(1) Non-qualifying for SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," purposes.


Information regarding the Company's investments, categorized by maturity date, is as follows:

---------------------------------------------------------------------------------------------------------------------------
                                      March 31, 2000                                        March 31, 1999
---------------------------------------------------------------------------------------------------------------------------
                         Cost/       Gross        Gross                        Cost/       Gross         Gross
                       amortized  unrealized   unrealized    Fair            amortized  unrealized    unrealized    Fair
                         cost        gains       losses      value             cost        gains        losses      value
---------------------------------------------------------------------------------------------------------------------------
Available-for-sale:
  Corporate debt:
   Within one year    $     232     $    --     $   --    $     232          $   --         $  --      $   --      $   --
  U.S. governments:
   Within one year          490          --         (1)         489           1,351             4          --       1,355
   One to five years        940          --        (10)         930             252            --          --         252
   Five to ten years        323           2         --          325              --            --          --          --
   Over ten years         4,123          --         (8)       4,115              --            --          --          --
  Other debt:
   One to five years        880          --         --          880              --            --          --          --
   Five to ten years    102,649         127       (191)     102,585              --            --          --          --
  Equities                5,172       1,025       (186)       6,011           4,425           937        (997)      4,365
---------------------------------------------------------------------------------------------------------------------------
                      $ 114,809     $ 1,154     $ (396)   $ 115,567          $6,028         $ 941      $ (997)     $5,972
Held-to-maturity:
  Other debt:
   One to five years  $ 139,054     $    --     $ (285)   $ 138,769          $   --         $  --      $   --      $   --
---------------------------------------------------------------------------------------------------------------------------

The proceeds and gross realized gains and losses from the sales and maturities of available-for-sale investments are as follows:

                                  Years ended March 31,
                              2000        1999        1998
-----------------------------------------------------------
Proceeds................  $ 54,104    $ 51,395   $ 187,256
Gross realized gains....       423          --         260
Gross realized losses...      (493)         --         (25)
-----------------------------------------------------------

6. Short-Term Borrowings

The Company obtains short-term financing primarily on a secured basis. The secured financing is obtained through the use of securities lending agreements and secured bank loans, which are primarily collateralized by U.S. government and agency securities and corporate debt and equity securities. The Company had outstanding loan balances of $23,290 and $49,262 at March 31, 2000 and 1999, respectively. The Company's weighted average interest rates were 6.32% and 6.25%, respectively.

   The Company has a committed, unsecured revolving credit facility of $50,000 that matures on June 30, 2000. The facility has restrictive covenants that require, among other things, the Company to maintain specified levels of net worth. There were no borrowings outstanding under the facility at March 31, 2000 and 1999. The Company has maintained compliance with the applicable covenants for this facility at all times.

7. Long-Term Debt

The Company has outstanding $100,000 of senior notes due February 15, 2006 which bear interest at 6.5%. The notes were issued at a discount to yield 6.57%. At March 31, 2000, the Company had $50,000 available for the issuance of additional debt or convertible debt securities pursuant to a shelf registration.

   As described in Note 2, the Company's finance subsidiaries issued a series of secured, fixed-rate notes with a minimum maturity of five years. These obligations become due beginning August 2000 through March 2003 at interest rates ranging from 6.3% to 7.0%. Notes outstanding at March 31, 2000, based on their contractual terms, mature as follows:

-----------------------------------------------------------
2001..........................................    $ 114,739
2002..........................................       29,731
2003..........................................      112,657
-----------------------------------------------------------
                                                  $ 257,127
-----------------------------------------------------------

8. Commitments and Contingencies

The Company leases office facilities and equipment under non-cancelable operating leases and also has multi-year agreements for data processing and other services. These leases and service agreements expire on varying dates through 2013. Certain leases provide for renewal options and contain escalation clauses providing for increased rentals. As of March 31, 2000, the minimum annual aggregate rentals and service commitments are as follows:

-----------------------------------------------------------
2001..........................................    $  50,837
2002..........................................       44,599
2003..........................................       35,607
2004..........................................       27,253
2005..........................................       22,907
Thereafter....................................       67,153
-----------------------------------------------------------
                                                  $ 248,356
-----------------------------------------------------------

   Total rental expense under all operating leases and service contracts was $51,512, $42,818, and $37,908 for 2000, 1999, and 1998, respectively.

   The Company enters into when-issued and underwriting commitments. Had the open transactions relating to these commitments as of March 31, 2000 been closed, the effect on the consolidated financial statements of the Company would not have been material.

   The Company has been named as a defendant in various legal actions arising primarily from securities and investment banking activities, including certain class actions which primarily allege violations of securities laws and seek unspecified damages which could be substantial, and has been involved in certain governmental and self regulatory agency investigations and proceedings. While the ultimate resolution of these matters cannot be currently determined, in the opinion of management, after consultation with legal counsel, the matters will be resolved with no material adverse effect on the consolidated financial condition of the Company. However, if during any period a potential adverse contingency should become probable, the results of operations in that period could be materially affected.

9. Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. The provision for income taxes consists of:

----------------------------------------------------------
                               2000       1999       1998
----------------------------------------------------------
Federal.................  $  81,499    $49,515   $ 43,162
State and local.........     15,117      9,926      9,096
----------------------------------------------------------
                          $  96,616    $59,441   $ 52,258
----------------------------------------------------------
Current.................  $ 101,823    $65,737   $ 59,970
Deferred................     (5,207)    (6,296)    (7,712)
----------------------------------------------------------
                          $  96,616    $59,441   $ 52,258
----------------------------------------------------------

   A reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate follows:

-----------------------------------------------------------
                                  2000      1999      1998
-----------------------------------------------------------
Taxes at statutory rates..... $ 83,699  $ 52,071  $ 44,933
State income taxes, net of
  federal income tax
  benefit....................    9,985     6,307     5,912
Tax-exempt interest
  income, net................     (403)     (665)     (630)
Life insurance proceeds......       --    (1,050)       --
Goodwill amortization........    1,326       483       142
Foreign losses...............    1,417     1,265     1,014
Other, net...................      592     1,030       887
-----------------------------------------------------------
                              $ 96,616  $ 59,441  $ 52,258
-----------------------------------------------------------

   Components of the Company's deferred tax assets and liabilities, included in other assets and liabilities, are as follows:

-----------------------------------------------------------
                                            2000      1999
-----------------------------------------------------------
Deferred tax assets:
  Accrued compensation
   and benefits......................   $ 32,221  $ 32,905
  Accrued expenses...................      5,537     5,751
  Operating loss carryforwards.......      3,697       548
  Amortization of leasehold
   improvements......................      1,479     1,691
  Other..............................      3,452     2,052
  Valuation allowance................     (3,656)     (477)
-----------------------------------------------------------
                                        $ 42,730  $ 42,470
-----------------------------------------------------------
Deferred tax liabilities:
  Depreciation.......................   $  2,720  $  4,785
  Deferred expenses..................      1,479       600
  Deferred income....................      3,941     1,225
  Other..............................      1,379       195
-----------------------------------------------------------
                                        $  9,519  $  6,805
-----------------------------------------------------------

   At March 31, 2000 and 1999, the deferred tax valuation allowance was primarily for benefits related to net operating losses. These net operating losses have two components, domestic (state) and foreign. The state net operating losses expire between 2004 and 2019. The foreign net operating losses will continue until utilized and otherwise have no expiration date.

10. Employee Benefits

The Company, through its subsidiaries, maintains various defined contribution plans covering substantially all employees. In addition to discretionary contributions, the Company matches 50% of employee 401(k) contributions up to 6% of employee compensation with a maximum of two thousand five hundred dollars per year. Contributions charged to operations amounted to $29,478, $18,693 and $17,155 in 2000, 1999 and 1998, respectively. In addition, employees can make voluntary contributions under certain plans.

11. Capital Stock

At March 31, 2000, the authorized numbers of common and preferred shares were 100 million and 4 million, respectively. In addition, at March 31, 2000 and 1999, there were approximately 15.1 million and 11.5 million shares of common stock, respectively, reserved for issuance under the Company's stock option plans and 5.2 million shares reserved in connection with the Perigee Inc. ("Perigee") transaction (See Note 17). Dividends declared but not paid at March 31, 2000, 1999 and 1998 were $4,676, $3,660 and $3,025, respectively.

   The Company effected a 2-for-1 stock split and a 4-for-3 stock split in fiscal 1999 and 1998, respectively. All references in consolidated financial statements to the number of common shares and per share amounts have been adjusted retroactively to reflect the stock splits, except for the number of issued common shares presented in the consolidated financial statements.

12. Stock Plans

At March 31, 2000, 13.0 million shares were authorized to be issued under the Company's employee stock plans. Options under the Company's employee stock plans have been granted at prices not less than 100% of the fair value. Options are generally exercisable in 20% or 25% increments over 4 to 5 years and expire within 5 to 10 years from the date of grant.

   Stock option transactions under the plans during the three years ended March 31, 2000 are summarized below:

-----------------------------------------------------------
                                                  Weighted-
                                                   average
                                     Number of    exercise
                                      shares        price
-----------------------------------------------------------
Options outstanding
   at March 31, 1997...............  5,486,616     $  7.95
Granted............................  1,368,042       20.54
Exercised..........................   (976,826)       6.65
Canceled...........................   (116,472)      11.22
-----------------------------------------------------------
Options outstanding
   at March 31, 1998...............  5,761,360     $ 11.09
Granted............................  2,734,332       29.95
Exercised..........................   (982,668)       7.14
Canceled...........................   (139,889)      17.55
-----------------------------------------------------------
Options outstanding
   at March 31, 1999...............  7,373,135     $ 18.49
Granted............................  1,613,600       35.84
Exercised.......................... (1,349,288)      10.75
Canceled...........................   (193,002)      27.02
-----------------------------------------------------------
Options outstanding
   at March 31, 2000...............  7,444,445      $23.43
-----------------------------------------------------------


   The following information summarizes the Company's stock options outstanding at March 31, 2000:

-----------------------------------------------------------
                                  Weighted-     Weighted-
                      Option       average       average
Exercise              shares      exercise   remaining life
price range         outstanding     price      (in years)
-----------------------------------------------------------
$ 1.23-$ 9.99......  1,246,326    $  6.68          3.1
 10.00- 19.99......  1,316,645      13.02          1.8
 20.00- 29.99......  2,004,322      26.21          6.6
 30.00- 40.53......  2,877,152      33.52          6.9
-----------------------------------------------------------

   At March 31, 2000, 1999 and 1998, options were exercisable on 2,790,652, 2,679,080 and 2,464,746 shares, respectively, and the weighted-average exercise prices were $14.54, $10.38 and $6.89, respectively.

   The following information summarizes the Company's stock options exercisable at March 31, 2000:

-----------------------------------------------------------
                                                Weighted-
                                   Option        average
Exercise                           shares       exercise
price range                      exercisable      price
-----------------------------------------------------------
$ 1.23-$ 9.99.................    1,198,524      $  6.62
 10.00- 19.99.................      688,200        11.47
 20.00- 29.99.................      691,393        26.36
 30.00- 40.53.................      212,535        30.74
-----------------------------------------------------------

   During fiscal 1999, the Company granted 80,000 restricted shares of common stock at a fair value of $28.16 per share. The restricted shares, granted under the Company's employee stock plans, vest in 25% increments over four years. Compensation expense is being recognized over the four-year vesting period. The restricted stock award was a non-cash transaction. Additionally, during fiscal 1999, the Company entered into a stock purchase and related loan transaction in which an officer purchased 120,000 shares of common stock valued at $3,379. In fiscal 2000, the Company recognized $674 in compensation expense for grants made under the Company's stock plans. Pro forma results based on the fair value method prescribed in Statement No. 123 are as follows:

------------------------------------------------------------
                                2000       1999        1998
------------------------------------------------------------
Net earnings
   As reported..........   $ 142,525   $ 89,334    $ 76,121
   Pro forma............     136,003     84,833      73,225
Earnings per share
   As reported:
     Basic..............   $    2.51   $   1.64    $   1.40
     Diluted............        2.33       1.55        1.31
   Pro forma:
     Basic..............   $    2.40   $   1.56    $   1.35
     Diluted............        2.23       1.47        1.26
------------------------------------------------------------

   The weighted-average fair value of stock options granted in fiscal 2000, 1999 and 1998 using an option-pricing model, was $13.00, $9.27 and $5.50 per option share, respectively. The following weighted-average assumptions were used in the model for grants in fiscal 2000, 1999 and 1998, respectively: expected dividend yield of 1.10%, 1.34% and 1.55%; risk-free interest rate of 6.02%, 5.40% and 6.06%; expected volatility of 27.68%, 23.46% and 21.99%; and expected lives of
6.03 years, 6.37 years and 4.90 years.

   Pro forma compensation expense associated with option grants is recognized over the vesting period. The initial impact of applying SFAS No. 123 is not representative of the potential impact on pro forma net earnings for future years, which will include compensation expense related to vesting of fiscal 1996 and subsequent grants.

   The Company has also adopted the "Legg Mason, Inc., Stock Option Plan For Non-Employee Directors." Options granted under the plan are immediately exercisable at a price equal to the fair value of the shares on the date of grant. Options issuable under the plan, limited to 1.1 million shares in aggregate, have a term of not more than ten years from the date of grant. At March 31, 2000, options on 435,920 shares were granted, of which 352,610 are currently outstanding.

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

13. Deferred Compensation Employee Stock Trust

In July 1998, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested." Under EITF 97-14, assets of the Trust must be consolidated with those of the employer, and the value of the employer's stock held in the rabbi trust must be classified in stockholders' equity and generally accounted for in a manner similar to treasury stock. In certain situations, the corresponding deferred compensation liability must be recorded at the fair value of the shares held in the rabbi trust and the changes in the fair value of the deferred compensation liability after September 30, 1998 must be recognized in earnings. The Company adopted EITF 97-14 to account for its Deferred Compensation Employee Stock Trust Plan ("Plan") effective September 30, 1998.

   During fiscal 2000, the Company recorded a non-cash credit of $1,063. This credit represents the change in the fair value of the stock held in trust from April 1, 1999 to June 2, 1999.

   During fiscal 1999, the Company recorded a non-cash charge to earnings of $10,352. This charge represents the change in the fair value of the stock held in trust from September 30, 1998 through March 31, 1999.

   On June 2, 1999, the Company amended the Plan to limit distributions of Plan assets to shares of the Company's common stock. In accordance with the provisions of EITF 97-14, changes in the value of the stock held by the Plan subsequent to June 2, 1999 no longer affect the Company's earnings. In addition, as a result of the Plan amendment, the obligation previously recorded as a deferred compensation liability has been reclassified to stockholders' equity. Accordingly, the Trust shares (2,345,667 at March 31, 2000) and the corresponding liability are presented as components of stockholders' equity at March 31, 2000.

14. Off-Balance Sheet Risk and Concentration of Credit

In the normal course of business, the Company executes, settles and finances customer and proprietary securities transactions. These activities expose the Company to off- balance sheet risk in the event that customers or other parties fail to satisfy their obligations.

   Securities transactions generally settle three business days after trade date. Should a customer or broker fail to deliver cash or securities as agreed, the Company may be required to purchase or sell securities at unfavorable market prices.

   The Company extends credit to customers, collateralized by cash and securities, subject to regulatory and internal requirements. Customer margin transactions include purchases of securities, sales of securities not yet purchased and option contracts. The Company continually monitors margin requirements and requests customers to deposit additional collateral or reduce positions when necessary. Such transactions expose the Company to risk in the event that margin requirements are insufficient to fully cover customer losses.

   The Company invests in short-term securities purchased under agreements to resell collateralized by U.S. government and agency securities. The Company generally takes possession of securities purchased under these agreements. Such transactions expose the Company to risk in the event the counterparty does not repurchase the securities and the value of the collateral held is less than the underlying receivable. The Company monitors the value of the collateral daily and requests additional collateral when necessary. The Company borrows and lends securities to finance transactions and facilitate the settlement process, utilizing both firm proprietary positions and customer margin securities held as collateral. In addition, the Company engages in conduit securities borrowing and lending activities to facilitate settlement for other institutions. In both firm and conduit transactions, the Company deposits or receives cash generally equal to 102% of the fair value of the securities exchanged and monitors the adequacy of collateral levels on a daily basis. The Company sells securities it does not currently own, and is obligated to subsequently purchase such securities at prevailing market prices. The Company is exposed to risk of loss if securities prices increase prior to closing the transactions.

   The Company periodically borrows from banks on a collateralized basis, utilizing firm and customer margin securities in compliance with Securities and Exchange Commission rules. Should the counterparty fail to return customer securities pledged, the Company is subject to the risk of acquiring the securities at prevailing market prices in order to satisfy its customer obligations.

15. Regulatory Requirements

The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. The rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of March 31, 2000, the broker-dealer subsidiaries had aggregate net capital, as defined, of $262,674, which exceeded required net capital by $232,969.

   The Company's principal broker-dealer subsidiary must maintain a separate account for the exclusive benefit of customers in accordance with Securities and Exchange Commission Rule 15c3-3, as determined by periodic computations. The rule allows the broker-dealer to maintain the required amounts in cash or qualified securities.

16. Business Segment Information

The Company provides financial services through four business segments: Asset Management, Private Client, Capital Markets and Other. Segment results include all direct revenues and expenses of the operating units in each segment and allocations of indirect expenses based on specific methodologies.

   Asset Management provides investment advisory services to Company-sponsored mutual funds and asset management for institutional and individual clients.

   Private Client distributes a wide range of financial products through its branch distribution network, including equity and fixed-income securities, proprietary and non-affiliated mutual funds and annuities. Net interest profit from customers' margin loan and credit balances is included in this segment.

   Capital Markets consists of the Company's equity and fixed-income institutional sales and trading, syndicate, corporate and public finance activities. Sales credits associated with underwritten offerings are reported in Private Client when sold through retail distribution channels and in Capital Markets when sold through institutional distribution channels. This segment also includes realized and unrealized gains and losses on merchant banking activities and warrants acquired in connection with investment banking activities.

   Other businesses are principally the Company's real estate business and unallocated corporate revenues and expenses. In fiscal 2000, pre-tax earnings include a non-cash deferred compensation credit of $1,063. In fiscal 1999, pre-tax earnings include a non-cash deferred compensation charge of $10,352. See
Note 13.

   Business segment financial results are as follows:

-----------------------------------------------------------
                                 2000       1999       1998
-----------------------------------------------------------
Net revenues:
   Asset Management.....  $   349,200  $ 264,769  $ 213,145
   Private Client.......      689,524    520,308    444,486
   Capital Markets......      160,598    130,330    126,365
   Other................       37,160     35,689     31,358
-----------------------------------------------------------
                          $ 1,236,482  $ 951,096  $ 815,354
-----------------------------------------------------------

Earnings before income
tax provision:
   Asset Management.....  $   114,368  $  79,286  $  53,394
   Private Client.......      110,769     67,198     53,611
   Capital Markets......        8,897     12,040     20,345
   Other................        5,107     (9,749)     1,029
-----------------------------------------------------------
                          $   239,141  $ 148,775  $ 128,379
-----------------------------------------------------------

   The Company's revenues and earnings presented above are substantially derived from domestic operations. Results of international operations are not significant. The Company does not report asset information by business segment.

17. Subsequent Event

On May 26, 2000, the Company completed the acquisition of Perigee, one of Canada's leading institutional investment managers. Under the terms of the agreement, each outstanding share of Perigee was exchanged for 0.387 of an exchangeable share of Legg Mason Canada Holdings, a subsidiary of the Company. These exchangeable shares are the economic equivalent of common shares of the Company and may be exchanged for those shares on a one-for-one basis at any time. The Company issued approximately 5.2 million exchangeable shares in this transaction.

   The acquisition will be accounted for as a pooling of interests. Presented below are the unaudited pro forma combined net revenues and net earnings for the years ended March 31, 2000 and 1999, respectively, as though the acquisition had been completed at the beginning of each period presented.

                                     Years ended March 31,
                                          2000        1999
----------------------------------------------------------
Net revenues....................   $ 1,265,199   $ 975,700
Net earnings....................       150,413      93,274

Earnings per common share:
   Basic........................   $      2.43   $    1.57
   Diluted......................          2.28        1.48
----------------------------------------------------------

Quarterly Financial Data
(Dollars in thousands except per share amounts)
(Unaudited)

                                                                          Quarter ended
----------------------------------------------------------------------------------------------------------
2000                                                   Mar. 31       Dec. 31       Sept. 30        June 30
----------------------------------------------------------------------------------------------------------
Revenues                                             $ 411,858     $ 342,729      $ 301,611     $  314,606
Interest expense                                        41,221        36,565         28,873         27,663
----------------------------------------------------------------------------------------------------------
   Net revenues                                        370,637       306,164        272,738        286,943
----------------------------------------------------------------------------------------------------------
Non-interest expenses                                  289,750       250,481        225,543        231,567
----------------------------------------------------------------------------------------------------------
Earnings before income tax provision                    80,887        55,683         47,195         55,376
   Income tax provision                                 32,846        22,341         18,871         22,558
----------------------------------------------------------------------------------------------------------
Net earnings                                         $  48,041     $  33,342      $  28,324     $   32,818
==========================================================================================================
Earnings per share:
   Basic                                             $     .83     $     .58      $     .50     $      .59
   Diluted                                                 .78           .55            .47            .54
Cash dividend per share                                    .08           .08            .08           .065
Stock price range:
   High                                                 51-1/4        41-3/4       40-15/16         42-7/8
   Low                                                30-11/16        30-5/8        32-9/16        31-1/16

                                                                         Quarter ended*
----------------------------------------------------------------------------------------------------------

1999                                                   Mar. 31       Dec. 31       Sept. 30        June 30
----------------------------------------------------------------------------------------------------------
Revenues                                             $ 289,146     $ 260,514      $ 247,603     $  248,743
Interest expense                                        23,981        23,324         23,377         24,228
----------------------------------------------------------------------------------------------------------
   Net revenues                                        265,165       237,190        224,226        224,515
----------------------------------------------------------------------------------------------------------
Non-interest expenses                                  225,206       206,226        187,313        183,576
----------------------------------------------------------------------------------------------------------
Earnings before income tax provision                    39,959        30,964         36,913         40,939
   Income tax provision                                 15,168        12,629         15,069         16,575
----------------------------------------------------------------------------------------------------------
Net earnings                                         $  24,791     $  18,335      $  21,844     $   24,364
==========================================================================================================
Earnings per share:
   Basic                                             $     .45     $     .34      $     .39     $      .44
   Diluted                                                 .43           .32            .37            .41
Cash dividend per share                                   .065          .065           .065           .055
Stock price range:
   High                                                 35-7/8       31-9/16       31-11/32        32-9/32
   Low                                                 26-7/16       17-5/16        20-5/32       26-13/16
----------------------------------------------------------------------------------------------------------

* Adjusted to reflect all stock splits.

Item 9.     Changes in and Disagreements with Accountants on Accounting and
------      ---------------------------------------------------------------
            Financial Disclosure.
            ---------------------

            None.


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.
-------     --------------------------------------------------

            The information required by this item is contained under the caption "Election of Directors" on pages 1 through 3 of the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders and the caption "Compliance With Section 16(a) of the Securities Exchange Act of 1934" on page 16 of such proxy statement. Such information is incorporated herein by reference to the proxy statement. See Part I, Item 4A of this Report for information regarding certain executive officers of the Company.

Item 11.    Executive Compensation.
-------     ----------------------

            The information required by this item is contained under the caption "Compensation of Directors" on page 4 of the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders and the caption "Executive Compensation" on pages 7 and 8 of the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders. Such information is incorporated herein by reference to the proxy statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.
-------     --------------------------------------------------------------

            The information required by this item is contained under the caption "Security Ownership of Management and Principal Stockholders" on pages 5 and 6 of the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders. Such information is incorporated herein by reference to the proxy statement.

Item 13.    Certain Relationships and Related Transactions.
-------     ----------------------------------------------

            The information required by this item is contained under the caption "Certain Transactions" on page 13 of the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders. Such information is incorporated herein by reference to the proxy statement.

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------     ----------------------------------------------------------------

            (a) Documents filed as a part of the report:

      1.    The following consolidated financial statements are included in
            Item 8 of this Report:

                                                                 Page Number in
                                                                  this Report
                                                                 --------------

             Report of Independent Accountants                         27

             Consolidated Statements of Earnings                       28

             Consolidated Statements of Financial
             Condition                                                 29

             Consolidated Statements of  Changes in
             Stockholders' Equity                                      30

             Consolidated Statements of Cash Flows                     31

             Notes to Consolidated Financial
             Statements                                               32-40

      2. Financial Statement Schedules (included on pages S-1 to S-6 of this Report):

             Report of Independent Accountants on Financial Statement Schedules

             Schedule I - Condensed Financial Statements of Registrant

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

      3.    Exhibits

            3.1 Articles of Incorporation of the Company, as amended (incorporated by reference to Form 10-Q for the quarter ended September 30, 1996)

            3.2 By-laws of the Company as amended and restated April 25, 1988 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended March 31, 1988)

            4. The Company hereby agrees, pursuant to Item 601(b)(4)(iii)(A) of Regulation SK, to furnish to the Commission upon request a copy of each instrument with respect to the rights of holders of long-term debt of the Company or its subsidiaries.

            10.1 Legg Mason, Inc. 1981 Incentive Stock Option Plan, as amended through June 2, 1988 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended March 31, 1988)*

            10.2 Legg Mason, Inc. 1998 Stock Option Plan For Non-Employee Directors, (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended March 31, 1998)*

            10.3 Form of Option Agreement under Legg Mason, Inc. 1998 Stock Option Plan for Non-Employee Directors (incorporated by reference to Form 10-Q for the quarter ended June 30, 1998)*

            10.4  Legg Mason Wood Walker, Incorporated Deferred
                  Compensation/Phantom Stock Plan (June 1999 Amending Restatement), (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended March 31, 1999)*

            10.5 Legg Mason, Inc. 1991 Omnibus Long-Term Compensation Plan (incorporated by reference to Exhibit A to the definitive proxy statement for the Company's 1991 Annual Meeting of Stockholders)*

            10.6 Form of Option Agreement under Legg Mason, Inc. 1991 Omnibus Long-Term Compensation Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended March 31, 1993)*

            10.7 Legg Mason, Inc. Executive Incentive Compensation Plan (incorporated by reference to Appendix A to the definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders)*

            10.8 Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Registration Statement No. 333-08721 on Form S-8)*

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

         (b)  An 8-K Report was filed on March 10, 2000 reporting under Item 5.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LEGG MASON, INC.


                                  By:   /s/ Raymond A. Mason
                                        ---------------------------------
                                        Raymond A. Mason, Chairman of
                                        the Board, President and
                                        Chief Executive Officer

                                        Date:  June 28, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature              Title                              Date
       ---------              -----                              ----

/s/ Raymond A. Mason          Chairman of the Board,          June 28, 2000
--------------------------    President and Chief
Raymond A. Mason              Executive Officer
                              (Principal Executive Officer)


/s/ Thomas L. Souders         Senior Vice President          June 28, 2000
--------------------------    and Treasurer
Thomas L. Souders             (Principal Financial and
                              Accounting Officer)


/s/ James W. Brinkley         Director                       June 28, 2000
--------------------------
James W. Brinkley


/s/ Edmund J. Cashman, Jr.    Director                       June 28, 2000
--------------------------
Edmund J. Cashman, Jr.


/s/ Charles A. Bacigalupo     Director                       June 28, 2000
--------------------------
Charles A. Bacigalupo


/s/ Harry M. Ford, Jr.        Director                       June 28, 2000
--------------------------
Harry M. Ford, Jr.

/s/ Nicholas J. St. George    Director                       June 28, 2000
--------------------------
Nicholas J. St. George


/s/ Richard J. Himelfarb      Director                       June 28, 2000
--------------------------
Richard J. Himelfarb


/s/ James E. Ukrop            Director                       June 28, 2000
--------------------------
James E. Ukrop


/s/ Harold L. Adams           Director                       June 28, 2000
--------------------------
Harold L. Adams


/s/ John E. Koerner, III      Director                       June 28, 2000
--------------------------
John E. Koerner, III


/s/ Roger W. Schipke          Director                       June 28, 2000
--------------------------
Roger W. Schipke


/s/ W. Curtis Livingston      Director                       June 28, 2000
--------------------------
W. Curtis Livingston


/s/ Edward I. O'Brien         Director                       June 28, 2000
--------------------------
Edward I. O'Brien


/s/ Peter F. O'Malley         Director                       June 28, 2000
--------------------------
Peter F. O'Malley


/s/ Margaret DeB. Tutwiler    Director                       June 28, 2000
--------------------------
Margaret DeB. Tutwiler


/s/ William Wirth             Director                       June 28, 2000
--------------------------
William Wirth

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULES




Our report on the consolidated financial statements of Legg Mason, Inc. and Subsidiaries is included on page 27 in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 43 of this form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                                  /s/ PRICEWATERHOUSECOOPERS LLP



Baltimore, Maryland
May 4, 2000, except for
Note 4, as to which the
date is May 26, 2000

                                                                      Schedule I

                                LEGG MASON, INC.
                              (Parent Company Only)

                        STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                                        March 31,
                                                           ------------------------------------
                                                               1999                    2000
                                                           ------------            ------------
ASSETS
    Cash and cash equivalents                                $  77,161               $  45,188
    Securities purchased under agreements to resell             73,016                 110,643
    Investment securities, at fair value                         4,070                   1,272
    Investments in and advances
      to subsidiaries                                          496,759                 685,276
    Other                                                       15,758                  21,343
                                                             ----------              ----------
                                                             $ 666,764               $ 863,722
                                                             ==========              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
    Liabilities
      Dividends payable                                      $   3,660               $   4,676
      Other                                                      9,251                   7,394
      Senior notes                                              99,676                  99,723
                                                             ----------              ----------
                                                               112,587                 111,793
    Stockholders' equity
      Common stock, par value $.10;
        authorized 100,000,000 shares;
        issued 56,376,253 in 1999
        and 58,599,058 in 2000                                   5,638                   5,860
      Additional paid-in capital                               215,387                 271,687
      Deferred compensation and employee note
         receivable                                             (5,362)                (19,003)
      Employee stock trust                                     (18,475)                (50,699)
      Deferred compensation employee stock trust               (11,470)                 50,699
      Retained earnings                                        368,632                 493,652
      Accumulated other comprehensive loss, net                   (173)                   (267)
                                                             ----------              ----------
                                                               554,177                 751,929
                                                             ----------              ----------

                                                             $ 666,764               $ 863,722
                                                             ==========              ==========

                       See notes to financial statements.

                                                                      Schedule I

                                LEGG MASON, INC.
                              (Parent Company Only)

                STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                             (Dollars in thousands)

                                                              Years Ended March 31,
                                                  ----------------------------------------------
                                                     1998             1999             2000
                                                  ------------     ------------     ------------
Revenues
    Interest income                                  $ 14,962         $ 14,916        $  16,012
    Equity in earnings of unconsolidated
      subsidiaries                                          -                -              678
    Other                                                 249            1,200              353
                                                     ---------        ---------       ----------
                                                       15,211           16,116           17,043
Expenses
    Interest expense                                    7,781            7,671            7,357
    Operating expenses                                  2,788            9,110            3,644
                                                     ---------        ---------       ----------
                                                       10,569           16,781           11,001
Earnings before income tax provision
  and equity in net earnings of
  subsidiaries                                          4,642             (665)           6,042

    Federal and state income tax provision              1,859           (1,493)             958
                                                     ---------        ---------       ----------
Earnings before equity in net
  earnings of subsidiaries                              2,783              828            5,084

    Equity in net earnings of
      subsidiaries                                     73,338           88,506          137,441
                                                     ---------        ---------       ----------

Net earnings                                         $ 76,121         $ 89,334        $ 142,525
                                                     ---------        ---------       ----------
Other comprehensive income:
    Unrealized holding gains (losses) on
      investment securities                             1,256           (1,790)             866

    Reclassification adjustment for losses
      (gains) included in net income                     (141)               -               42

    Foreign currency translation adjustment                 -                -             (850)

    Income tax provision related to other
      comprehensive income                               (402)             671             (152)
                                                     ---------        ---------       ----------

    Other comprehensive income                            713           (1,119)             (94)

Comprehensive income                                 $ 76,834         $ 88,215        $ 142,431
                                                     =========        =========       ==========

                       See notes to financial statements.

                                                                      Schedule I


                                LEGG MASON, INC.
                              (Parent Company Only)

                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                Years Ended March 31,
                                                                                  -------------------------------------------------
                                                                                     1998               1999               2000
                                                                                  -----------        -----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings                                                                     $  76,121           $ 89,334          $ 142,525
    Equity in earnings of subsidiaries                                               (73,338)           (88,506)          (137,441)

    Depreciation and amortization                                                          -                269                985
    (Increase) decrease in assets excluding
      acquisitions                                                                    (1,264)           (11,710)             4,439
    Increase (decrease) in liabilities excluding
      acquisitions                                                                     2,231              6,035             (2,703)
                                                                                   ----------          ---------         ----------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                       3,750             (4,578)             7,805
                                                                                   ----------          ---------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease (increase) in securities purchased under agreements to resell          31,178            (30,393)           (37,627)
  Purchase of investment securities                                                 (127,737)           (25,544)            (3,772)
  Proceeds from sales and maturities of investment securities                        171,339             31,521              7,038
  Investments in and advances to subsidiaries                                        (21,354)            14,653             77,933
  Acquisitions, net of cash acquired                                                       -                  -            (87,637)
                                                                                   ----------          ---------         ----------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                                      53,426             (9,763)           (44,065)
                                                                                   ----------          ---------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                             9,777              9,508             20,780
  Dividends paid                                                                     (10,197)           (13,320)           (16,493)
                                                                                   ----------          ---------         ----------

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                        (420)            (3,812)             4,287
                                                                                   ----------          ---------         ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  56,756            (18,153)           (31,973)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        38,558             95,314             77,161
                                                                                   ----------          ---------         ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                           $  95,314           $ 77,161          $  45,188
                                                                                   ==========          =========         ==========

Interest payments were $7,481 in 1998, $7,371 in 1999 and $6,832 in 2000.
No income tax payments were made in 1998, 1999 and 2000.

                       See notes to financial statements.

                               LEGG MASON, INC.
                             (Parent Company Only)

                         NOTES TO FINANCIAL STATEMENTS
                             (Dollars in thousands)


1.   Basis of Presentation
     ---------------------

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

2.   Transactions with Affiliates
     ----------------------------

     Parent Company interest income for 1998, 1999 and 2000 includes $3,993, $3,367 and $2,876, respectively, arising from a promissory note between the Parent Company and an asset management subsidiary of the Company. The note, $28,519 at March 31, 1999 and $31,146 at March 31, 2000, is included in Investments in and advances to subsidiaries.

     In addition, interest income for 1998, 1999 and 2000 includes $1,576, $2,865 and $2,526, respectively, principally arising from senior subordinated loans to a broker-dealer subsidiary of the Company. The indebtedness, $35,000 at March 31, 1999 and 2000, is included in Investments in and advances to subsidiaries.

     During 2000 the Company issued notes in the amount of $25,551 to a subsidiary of the Company. The notes are included in Investments in and advances to subsidiaries.

     All income tax payments are made by Legg Mason Wood Walker, Inc., a wholly-owned subsidiary.

3.   Deferred Compensation Employee Stock Trust
     ------------------------------------------

     In July 1998, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested" ("EITF 97-14"). Under EITF 97-14, assets of the Trust must be consolidated with those of the employer, and the value of the employer's stock held in the rabbi trust must be classified in stockholders' equity and generally accounted for in a manner similar to treasury stock. In certain situations, the corresponding deferred compensation liability must be recorded at the fair value of the shares held in the rabbi trust and the changes in the fair value of the deferred compensation liability after September 30, 1998 must be recognized in earnings. A subsidiary of the Company adopted EITF 97-14 to account for its Deferred Compensation Employee Stock Trust Plan ("Plan") effective September 30, 1998.

     During fiscal 2000, the subsidiary of the Company recorded a non-cash credit of $1,063. This credit represents the change in the fair value of the stock held in trust from April 1, 1999 to June 2, 1999.

     During fiscal 1999, the subsidiary of the Company recorded a non-cash charge to earnings of $10,352. This charge represents the change in the fair value of the stock held in trust from September 30, 1998 through March 31, 1999.

     On June 2, 1999, the subsidiary of the Company amended the Plan to limit distributions of Plan assets to shares of the Company's common stock. In accordance with the provisions of EITF 97-14, changes in the value of the stock held by the Plan subsequent to June 2, 1999 no longer affect the Company's earnings. In addition, as a result of the Plan amendment, the obligation previously recorded as a deferred compensation liability has been reclassified to stockholders' equity. Accordingly, the Trust shares (2,345,667 at March 31, 2000) and the corresponding liability are presented as components of stockholders' equity at March 31, 2000.