Form 10-Q
period 2000-06-30
LEGG MASON INC
filed 2000-08-10
CIK 704051

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended June 30, 2000

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

60,972,021 shares of common stock and 3,735,773 exchangeable shares as of the close of business on August 7, 2000. The exchangeable shares, which were issued by Legg Mason Canada Holdings in connection with the acquisition of Perigee Inc., are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting and other rights equivalent to common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                  LEGG MASON, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     (in thousands of dollars)
                           (Unaudited)

                                               June 30, 2000	  March 31, 2000

ASSETS:
 Cash and cash equivalents....................   $  286,817      $  213,203
 Cash and securities segregated for
  regulatory purposes.........................    1,140,512       1,419,021
 Securities purchased under agreements to
  resell......................................      295,202         170,643
 Receivables:
  Customers...................................    1,316,162       1,386,676
  Brokers, dealers and clearing organizations.      168,971         163,263
  Other.......................................      133,965         109,846
 Securities borrowed..........................      493,061         671,252
 Financial instruments owned, at fair value...       59,921         102,907
 Investment securities, at fair value.........       14,730          17,765
 Investments of finance subsidiaries..........      228,353         241,639
 Equipment and leasehold improvements, net....       60,849          61,243
 Intangible assets, net.......................      142,335         145,142
 Other........................................      129,697         109,507

                                                 $4,470,575      $4,812,107
LIABILITIES AND STOCKHOLDERS' EQUITY:
 Liabilities:
  Payables:
   Customers..................................   $2,386,632      $2,633,542
   Brokers and dealers........................       21,696          15,245
  Securities loaned...........................      537,892         688,331
  Short-term borrowings.......................       98,763          23,290
  Financial instruments sold, but not yet
    purchased, at fair value..................       21,271          27,713
  Accrued compensation........................      101,321         147,188
  Other.......................................      164,295         167,000
  Notes payable of finance subsidiaries.......      226,689         239,268
  Senior notes................................       99,735          99,723

                                                  3,658,294       4,041,300
 Stockholders' Equity:
  Common stock................................        5,935           5,860
  Shares exchangeable into common stock.......       18,988          19,527
  Additional paid-in capital..................      285,232         271,686
  Deferred compensation and employee note
   receivable.................................      (23,140)        (19,003)
  Employee stock trust........................      (59,286)        (50,699)
  Deferred compensation employee stock trust..       59,286          50,699
  Retained earnings...........................      526,403         493,696
  Accumulated other comprehensive income, net.       (1,137)           (959)

                                                    812,281         770,807

                                                 $4,470,575      $4,812,107

       See notes to condensed consolidated financial statements.


                    LEGG MASON, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (in thousands, except per share amounts)
                             (Unaudited)

                                                  Three months
                                                 Ended June 30,
                                                2000	       1999
 Revenues:
   Investment advisory and related fees       $157,458    $129,806
   Commissions.........................         91,636      82,452
   Principal transactions..............         33,491      28,470
   Investment banking..................         22,395      22,096
   Interest............................         70,689      46,726
   Other...............................         11,148      11,869

     Total revenues....................        386,817     321,419
   Interest expense....................         43,687      27,681

     Net revenues......................        343,130     293,738

 Non-interest Expenses:
   Compensation and benefits...........        199,909     177,700
   Occupancy and equipment rental......         22,120      19,171
   Communications......................         14,873      12,671
   Floor brokerage and clearing fees...          2,122       2,001
   Other...............................         35,135      23,214

     Total non-interest expenses.......        274,159     234,757

 Earnings Before Income Tax Provision..         68,971      58,981
   Income tax provision................         28,587      24,311

 Net Earnings .........................       $ 40,384    $ 34,670

 Earnings per common share:
   Basic...............................       $   0.63    $   0.57
   Diluted.............................       $   0.60    $   0.52

 Weighted average number of common
  shares outstanding:
   Basic...............................         63,823      60,602
   Diluted.............................         67,821      65,240

 Dividends declared per common share...       $   0.08    $  0.065

 Book value per common share...........       $  12.61    $  10.36




See notes to condensed consolidated financial statements.


                  LEGG MASON, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (in thousands of dollars)
                          (Unaudited)

                                                          Three months
                                                          ended June 30,
                                                         2000        1999
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net earnings........................................ $ 40,384    $ 34,670
  Non-cash items included in earnings:
   Depreciation and amortization.....................    8,597       6,276
   Deferred compensation.............................    1,310         885
  Adjustment to conform fiscal year of pooled entity.      (74)         -
 (Increase) decrease in assets excluding
   acquisitions:
  Cash and securities segregated for regulatory
   purposes..........................................  278,509      83,478
  Receivable from customers..........................   70,018    (122,803)
  Other receivables..................................  (30,179)      9,896
  Securities borrowed................................  178,191    (188,488)
  Financial instruments owned........................   42,986     (18,269)
  Other..............................................  (21,157)      4,661

 Increase (decrease) in liabilities excluding
    acquisitions:
  Payable to customers............................... (246,910)     84,315
  Payable to brokers and dealers.....................    6,451       2,764
  Securities loaned.................................. (150,439)    161,106
  Financial instruments sold, but not yet purchased..   (6,442)     10,157
  Accrued compensation...............................  (45,784)    (26,002)
  Other..............................................      349      11,398

CASH PROVIDED BY OPERATING ACTIVITIES................  125,810      54,044

CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for:
   Equipment and leasehold improvements..............   (5,251)     (5,844)
   Intangible assets.................................     (555)       (150)
   Acquisitions, net of cash acquired................     (268)         -
 Net (increase) decrease in securities purchased
  under agreements to resell......................... (124,559)     26,054
 Purchases of investment securities..................   (1,785)       (551)
 Proceeds from sales and maturities of investment
   securities........................................    5,561       4,908

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES..... (126,857)     24,417

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in short-term borrowings...............   75,473      64,392
 Issuance of common stock............................    7,099       3,578
 Dividends paid......................................   (7,232)     (5,616)

CASH PROVIDED BY FINANCING ACTIVITIES................   75,340      62,354

EFFECT OF EXCHANGE RATE CHANGES ON CASH..............     (679)         40

NET INCREASE IN CASH AND CASH EQUIVALENTS............   73,614     140,855
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....  213,203     212,725

CASH AND CASH EQUIVALENTS AT END OF PERIOD........... $286,817    $353,580



See notes to condensed consolidated financial statements.


                   LEGG MASON, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                      (in thousands of dollars)
                            (Unaudited)

                                                   Three months
                                                  ended June 30,
                                                  2000     1999

Net earnings..........................         $40,384   $34,670

Other comprehensive income (loss):
 Foreign currency translation
    adjustments.......................            (884)      298
 Net unrealized holding gains arising
    during the period.................             946     1,070
 Deferred income taxes................            (240)     (375)

  Total other comprehensive
    income (loss).....................            (178)      993

Comprehensive income..................         $40,206   $35,663








See notes to condensed consolidated financial statements.

                 LEGG MASON, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands of dollars)
                         June 30, 2000
                          (Unaudited)

1. Interim Basis of Reporting:

 The accompanying unaudited condensed consolidated financial statements of Legg Mason, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. The interim financial statements have been prepared utilizing the accrual basis of accounting and, as such, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of the results for a full year.

 The information contained in the interim financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. The financial statements have been restated for the acquisition on a pooling of interests basis of Perigee Inc. ("Perigee") on May 26, 2000. Where appropriate, prior years' financial statements have been reclassified to conform with the current year's presentation.

2. Net Capital Requirements:

 The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. The Rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of June 30, 2000, the broker-dealer subsidiaries had aggregate net capital, as defined, of $243,831 which exceeded required net capital by $215,855.

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

5. Acquisitions

 On May 26, 2000 the Company completed the acquisition of Perigee, one of Canada's leading institutional investment managers. Under the terms of the agreement, each outstanding share of Perigee was exchanged for 0.387 of an exchangeable share of Legg Mason Canada Holdings, a subsidiary of the Company. These exchangeable shares are the economic equivalent of common shares of the Company and may be exchanged for those shares on a one-for-one basis at any time. The Company issued approximately 5.2 million exchangeable shares in this transaction. The acquisition was accounted for as a pooling of interests and, accordingly, all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of Perigee.

 Prior to the acquisition, Perigee's fiscal year-end was December
31. In recording the business combination, Perigee's prior period financial statements have been restated to conform to the Company's fiscal year-end. The change in year-end resulted in an adjustment of ($0.4) million, which is included in retained earnings, and represents Perigee's results of operations and dividend for the three months ended March 31, 2000. In addition, the Company incurred approximately $3.9 million in acquisition costs, of which $2.0 million was incurred in the three months ended June 30, 2000.

 Adjustments were made to conform accounting practices of Perigee to accounting principles generally accepted in the U.S. with respect to business combinations which occurred in 1996 and 1998. The result of the adjustments was to establish intangible assets for the excess of the purchase price over the tangible net assets of the businesses acquired by Perigee, which are being amortized over 15 years from the date of each acquisition. The restated net earnings for June 30, 1999 presented below includes amortization expense of $0.3 million.

 Net revenue and net earnings of the Company and Perigee for the three months ended June 30, 1999 were as follows:

                                       Net Revenues    Net Earnings

Three months ended
June 30, 1999 (unaudited):
  Legg Mason, Inc., as
  previously reported                      $286,943       $32,818
  Perigee                                     6,795         1,852

  Combined                                 $293,738       $34,670


 Additionally, during the fiscal year ended March 31, 2000, the Company acquired LeggMason Investors Holdings PLC ("LeggMason Investors") (formerly Johnson Fry Holdings PLC) and Berkshire Asset Management, Inc. ("Berkshire"). The following unaudited pro forma consolidated results are presented as though the acquisitions of LeggMason Investors and Berkshire had occurred as of the beginning of the three month period ended June 30, 1999, adjusted for amortization of the excess of cost over the net tangible assets acquired.

    Net revenues			$300,760
    Net earnings			$ 32,879

    Earnings per share:
        Basic  				$   0.54
        Diluted				$   0.49

6. Business Segment Information:

 The Company provides financial services through four business segments: Asset Management; Private Client; Capital Markets; and Other. Segment results include all direct revenues and expenses of the operating units in each segment and allocations of indirect expenses based on specific methodologies.

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

 Capital Markets consists of the Company's equity and fixed income institutional sales and trading, syndicate, and corporate and public finance activities. Sales credits associated with underwritten offerings are reported in Private Client when sold through retail distribution channels and in Capital Markets when sold through institutional distribution channels.

 Other consists principally of the Company's real estate business.


Segment financial results are as follows:

                                         Three months ended
                                              June 30,
                                          2000        1999
Net revenues:
  Asset Management............         $107,924    $ 85,617
  Private Client..............          180,237     156,554
  Capital Markets.............           47,226      45,540
  Other.......................            7,743       6,027

                                       $343,130    $293,738

Earnings before income tax
 provision:
  Asset Management............         $ 30,397    $ 29,183
  Private Client..............           30,784      19,524
  Capital Markets.............            7,083       9,815
  Other.......................              707         459

                                       $ 68,971    $ 58,981


 The Company's revenues and earnings presented above are substantially derived from domestic operations. Results of international operations are not significant. The Company does not report asset information by business segment.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Legg Mason, Inc. and its subsidiaries' (the "Company") profitability may vary significantly from period to period as a result of a variety of factors, including the volume of trading in securities, the volatility and general level of securities' prices, and the demand for investment banking and mortgage banking services. Accordingly, sustained periods of unfavorable market conditions may adversely affect profitability.

RESULTS OF OPERATIONS

During the first fiscal quarter ended June 30, 2000, the Company reported growth in net revenues, net earnings and earnings per share from the corresponding quarter in fiscal 1999. The increase in net revenues and net earnings was primarily the result of growth in fee-based revenues from asset management activities, securities brokerage activities and net interest profit. On May 26, 2000, the Company acquired Perigee Inc., a Canadian money manager, in a transaction accounted for as a pooling of interests. As required by pooling of interests accounting, the consolidated financial statements have been restated to include the results of operations of Perigee for all periods presented.

Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999

Revenues:

In the quarter, net revenues increased 17% to $343.1 million from $293.7 million in the corresponding quarter of the prior year.

Investment advisory and related fees increased to $157.5 million, up 21% from the June 1999 quarter as a result of growth in Company-sponsored mutual funds, fee-based brokerage accounts and fixed income investment advisory accounts. In addition, the June 2000 quarter includes the addition of revenues ($5.7 million) from LeggMason Investors (formerly Johnson Fry), acquired in December 1999. Legg Mason subsidiaries served as investment advisors to individual and institutional accounts and mutual funds with an asset value of $126.6 billion, up 36% from $93.4 billion a year ago (excluding assets of approximately $13.4 billion managed by Perigee) and from $111.8 billion or 13% from March 31, 2000. The increase since March 31, 2000 was predominantly as a result of the acquisition of Perigee, whose assets under management aggregate $14.3 billion.

Commission revenues of $91.6 million increased 11% from $82.5 million in the prior year's quarter, primarily due to increased sales of non-affiliated mutual funds and variable annuities.

Revenues from principal transactions rose 18% to $33.5 million, principally as a result of an increase in sales of over-the-counter and fixed income securities.

Investment banking revenues were $22.4 million, up 1% from $22.1 million in the prior year's quarter, primarily as a result of increased merger and advisory activities, offset in part by a decline in public offerings of equity securities.

Other revenues declined 6% to $11.1 million from the June 1999 quarter, primarily due to a gain on the sale of a merchant banking investment recognized last year. Excluding the gain, other revenues increased 35% as a result of the addition of earnings from two joint ventures commenced in fiscal 2000.

Expenses:

Compensation and benefits increased 12% to $199.9 million, from $177.7 million in the prior year's quarter, reflecting higher profitability-based and sales-based compensation on increased revenues, as well as higher fixed compensation costs primarily attributable to an increased number of employees. In addition, the June 2000 quarter includes the addition of expenses of LeggMason Investors.

Occupancy and equipment rental increased 15% to $22.1 million, from $19.2 million in the prior year as a result of increased rent at new and existing branch office locations and increased investments in technology.

Communications expense rose 17% to $14.9 million as a result of an increase in business activity and branch office locations, which gave rise to increased costs for quote services, postage and telephone usage.

Floor brokerage and clearing fees increased 6% to $2.1 million, reflecting an increase in securities transaction volume.

Other expenses increased 51% to $35.1 million, principally as a result of the addition of expenses of LeggMason Investors, Perigee acquisition costs and payments to third party distributors.

Interest:

Interest revenue increased 51% to $70.7 million, from $46.7 million in the prior year's quarter because of higher interest rates earned on larger customer margin account and conduit stock loan balances. In addition, interest revenue increased as a result of the addition of revenues from LeggMason Investors. LeggMason Investors has two wholly owned finance subsidiaries. The purpose of these finance subsidiaries is to raise funds by issuing secured fixed-rate loan securities and to use the proceeds to invest in a portfolio of bonds issued by various financial institutions, which are generally not available to the public in tranches small enough for the retail investor.

Interest expense increased 58% to $43.7 million as a result of increased interest rates on larger customer credit account and conduit stock loan balances. In addition, interest expense increased as a result of the addition of expenses of the LeggMason Investors finance subsidiaries described above.

Income tax provision:

The provision for income taxes rose 18% to $28.6 million, from $24.3 million as a result of the increase in pre-tax earnings.

Liquidity and Capital Resources

There has been no material change in the Company's financial position since March 31, 2000. A substantial part of the Company's assets is liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed primarily by free credit balances, equity capital, senior notes, bank lines of credit and other payables.

During the quarter ended June 30, 2000, the Company arranged a new three-year, committed, unsecured $100 million credit facility, which replaced a similar $50 million facility which expired in June. The facility has restrictive covenants that require the Company, among other things, to maintain specified levels of net worth and debt-to-equity ratios. The Company intends to use the facility for general corporate purposes including the expansion and diversification of its business. There were no borrowings outstanding under the facility at June 30, 2000.

During the quarter ended June 30, 2000, cash and cash equivalents increased $73.6 million. Cash flows from operating activities provided $125.8 million, due to lower levels of cash and securities segregated for regulatory purposes, net earnings adjusted for depreciation and amortization, and decreased levels of proprietary securities inventories, partially offset by a decrease in net customer payables. Cash flows from financing activities provided $75.3 million as a result of increased levels of short-term borrowings by the Company's mortgage banking affiliate. Investing activities used $126.9 million, primarily as a result of increases of securities purchased under agreements to resell.

Forward-Looking Statement

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

During the quarter ended June 30, 2000, there were no material changes to the information contained in Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits

              3.1	Articles of Incorporation of the
                  Company, as amended
                  (incorporated by reference to
                  Form 10-Q for the quarter ended
                  September 30, 1996)

              3.2	By-laws of the Company as
                  amended and restated April 25,
                  1988 (incorporated by reference
                  to the Company's Annual Report
                  on Form 10-K for the year ended
                  March 31, 1988)

              11.	Statement re: computation of
                  earnings per share

              27.	Statement re: financial data
                  schedule

          (b)	8-K Reports were filed on each of
              April 14, 2000 and May 9, 2000,
              each reporting under Item 5.  The
              April 14, 2000 Form 8-K contained
              unaudited pro forma financial
              statements of Legg Mason giving
              effect to the acquisition of
              Perigee in accordance with Canadian
              requirements.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      LEGG MASON, INC.
                        (Registrant)

DATE: August 10, 2000                  /s/Timothy C. Scheve
                                       Timothy C. Scheve
                                       Senior Executive Vice President

DATE: August 10, 2000                  /s/Thomas L. Souders
                                       Thomas L. Souders
                                       Senior Vice President and
                                       Treasurer

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