Form 10-Q
period 2000-09-30
LEGG MASON INC
filed 2000-11-13
CIK 704051

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                                FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		 SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended September 30, 2000

                                  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _______________

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

61,878,641 shares of common stock and 3,152,081 exchangeable shares as of the close of business on November 6, 2000. The exchangeable shares, which were issued by Legg Mason Canada Holdings in connection with the acquisition of Perigee Inc., are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting and other rights equivalent to common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                 		    LEGG MASON, INC. AND SUBSIDIARIES
	         CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    			 (in thousands of dollars)

                                        September 30, 2000   March 31, 2000
                                            (Unaudited)

ASSETS:

Cash and cash equivalents...................$  276,118         $  213,203
Cash and securities segregated for
 regulatory purposes........................ 1,114,582          1,419,021
Securities purchased under agreements
 to resell..................................   265,414            170,643
Receivables:
 Customers.................................. 1,425,408          1,386,676
 Brokers,dealers and clearing organizations.   189,897            163,263
 Others.....................................   108,804            109,846
Securities borrowed.........................   372,795            671,252
Financial instruments owned, at fair value..   121,875            102,907
Investment securities, at fair value........    16,016             17,765
Investments of finance subsidiaries.........   214,670            241,639
Equipment and leasehold improvements, net...    63,094             61,243
Intangible assets, net......................   145,377            145,142
Other.......................................   131,972            109,507

                                            $4,446,022         $4,812,107

LIABILITIES AND STOCKHOLDERS' EQUITY:

Liabilities:
 Payables:
  Customers.................................$2,435,988         $2,633,542
  Brokers and dealers.......................    65,369             15,245
 Securities loaned..........................   375,119            688,331
 Short-term borrowings......................    93,814             23,290
 Financial instruments sold, but not yet
  purchased, at fair value..................    52,816             27,713
 Accrued compensation.......................   126,811            147,188
 Other......................................   128,276            166,999
 Notes payable of finance subsidiaries......   213,030            239,268
 Senior notes...............................    99,746             99,723

                                             3,590,969          4,041,299

Stockholders' Equity:
 Common stock...............................     6,164              5,860
 Shares exchangeable into common stock......    12,442             19,527
 Additional paid-in capital.................   305,519            271,687
 Deferred compensation and employee note
  receivable................................   (26,897)           (19,003)
 Employee stock trust.......................   (65,073)           (50,699)
 Deferred compensation employee stock trust.    65,073             50,699
 Retained earnings..........................   557,762            493,696
 Accumulated other comprehensive income,net.        63               (959)

                                               855,053            770,808

                                            $4,446,022         $4,812,107


	          See notes to condensed consolidated financial statements.


	                    		LEGG MASON, INC. AND SUBSIDIARIES
		             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
		                 (in thousands, except per share amounts)
				                            (Unaudited)

                                          Three months        Six months
                                       ended September 30, ended September 30,
                                          2000      1999       2000       1999


Revenues:

Investment advisory and related fees.   $164,638 $133,553    $322,096 $263,359
Commissions..........................     89,209   73,243     180,845  155,695
Principal transactions...............     27,742   27,976      61,233   56,446
Investment banking...................     10,104   13,459      32,499   35,555
Interest.............................     73,085   49,511     143,774   96,237
Other................................     10,991   11,083      22,139   22,952
 Total revenues......................    375,769  308,825     762,586  630,244
Interest expense.....................     45,865   28,888      89,552   56,569
 Net revenues........................    329,904  279,937     673,034  573,675

Non-Interest Expenses:
 Compensation and benefits...........    197,736  172,021     397,645  349,721
 Occupancy and equipment rental......     23,379   18,556      45,499   37,727
 Communications......................     14,297   13,462      29,170   26,133
 Floor brokerage and clearing fees...      1,974    1,900       4,096    3,901
 Other...............................     29,722   22,961      64,857   46,175
  Total non-interest expenses........    267,108  228,900     541,267  463,657


Earnings Before Income Tax Provision.     62,796   51,037     131,767  110,018
 Income tax provision................     25,590   20,732      54,177   45,043
Net Earnings.........................   $ 37,206 $ 30,305    $ 77,590 $ 64,975


Earnings per common share:
 Basic...............................   $   0.58 $   0.49    $   1.22 $   1.06
 Diluted.............................   $   0.55 $   0.46    $   1.15 $   0.98


Weighted average number of common
shares outstanding:
 Basic...............................     63,724   61,969      63,465   61,284
 Diluted.............................     68,187   65,630      67,730   65,419


Dividends declared per common share..   $   0.09 $   0.08    $   0.17 $  0.145


Book value per common share..........                        $  13.17 $  10.78



	  See notes to condensed consolidated financial statements.


                      LEGG MASON, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands of dollars)
                                 (Unaudited)

                                                        Six months ended
                                                           September 30,
                                                          2000      1999
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings........................................   $ 77,590 $ 64,975
  Non-cash items included in earnings:
   Depreciation and amortization.....................     17,325   12,473
   Deferred compensation.............................      2,269    3,345
  Adjustment to conform fiscal year of pooled entity.        (74)       -
 (Increase) decrease in assets excluding
   acquisitions:
  Cash and securities segregated for regulatory
   purposes..........................................    304,439  224,329
  Receivable from customers..........................    (38,731)(164,618)
  Other receivables..................................    (26,668)  10,330
  Securities borrowed................................    298,457  (92,854)
  Financial instruments owned........................    (18,967)  17,316
  Other..............................................    (26,290)   2,593

Increase (decrease) in liabilities excluding
   acquisitions:
  Payable to customers...............................   (197,554)  47,411
  Payable to brokers and dealers.....................     50,124    1,717
  Securities loaned..................................   (313,212)  76,037
  Financial instruments sold, but not yet purchased..     25,104   16,648
  Accrued compensation...............................    (20,275)  (6,854)
  Other..............................................    (33,952) (14,704)


CASH PROVIDED BY OPERATING ACTIVITIES................     99,585  198,144


CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for:
   Equipment and leasehold improvements..............    (13,181) (11,460)
   Intangible assets.................................     (1,843)    (235)
   Acquisitions, net of cash acquired................          -  (27,875)
 Net increase in securities purchased
  under agreements to resell.........................    (94,771)(101,238)
 Purchases of investment securities..................     (5,634)  (1,687)
 Proceeds from sales and maturities of investment
   securities........................................     22,333    5,638


CASH USED FOR INVESTING ACTIVITIES...................    (93,096)(136,857)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in short-term borrowings...............     70,524   63,056
 Repayment of notes payable of finance subsidiaries..    (13,827)       -
 Issuance of common stock............................     13,500    9,533
 Dividends paid......................................    (13,079) (11,303)


CASH PROVIDED BY FINANCING ACTIVITIES................     57,118   61,286


EFFECT OF EXCHANGE RATE CHANGES ON CASH..............       (692)     155



NET INCREASE IN CASH AND CASH EQUIVALENTS............     62,915  122,728
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....    213,203  212,725

CASH AND CASH EQUIVALENTS AT END OF PERIOD...........   $276,118 $335,453


  	    See notes to condensed consolidated financial statements.


                     LEGG MASON, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                         (in thousands of dollars)
                                  (Unaudited)

                                        Three months ended    Six months ended
                                          September 30,         September 30,
                                          2000    1999        2000     1999

Net earnings..........................  $37,206   $30,305    $77,590  $64,975


Other comprehensive income:
 Foreign currency translation
  adjustments.........................      674       473       (211)     771
 Net unrealized holding gains (losses)
  arising during the period...........      657      (295)     1,603      775
 Deferred income taxes................     (131)      119       (370)    (256)

  Total other comprehensive income....    1,200       297      1,022    1,290

Comprehensive income..................  $38,406   $30,602    $78,612  $66,265



         See notes to condensed consolidated financial statements.

             		      LEGG MASON, INC. AND SUBSIDIARIES
           		NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (in thousands, except per share amounts)
                           September 30, 2000
                              (Unaudited)

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

	The information contained in the interim financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. The financial statements have been restated for the acquisition on a pooling of interests basis of Perigee Inc. ("Perigee") on May 26, 2000. Where appropriate, prior years' financial statements have been reclassified to conform with the current year's presentation. Unless otherwise noted, all per share amounts include both common shares of the Company and shares issued in connection with the Perigee acquisition which are exchangeable into common shares of the Company on a one for one basis at any time.


2. Net Capital Requirements:

	The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. The Rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of September 30, 2000, the broker-dealer subsidiaries had aggregate net capital, as defined, of $262,835 which exceeded required net capital by $233,000.

3. Earnings Per Share

 The following tables present the computations of basic and diluted earnings per share for the three and six months ended
September 30, 2000 and 1999.



                                       Three months ended September 30,
                                            2000                1999
                                       Basic    Diluted    Basic   Diluted

Weighted average shares
outstanding:
 Common stock                           63,724   63,724     61,969   61,969
 Shares available under
  options                                    -    3,897          -    3,582
 Shares related to
  deferred compensation                      -      566          -       32
 Issuable upon conversion
  of debentures                              -        -          -       47



Weighted average common
 and common equivalent
 shares outstanding                     63,724   68,187     61,969   65,630


Net earnings                           $37,206  $37,206    $30,305  $30,305
Interest expense, net,
  on debentures                              -        -          -        5


Net earnings applicable                $37,206  $37,206    $30,305  $30,310
  to common stock

Per share                              $  0.58  $  0.55    $  0.49  $  0.46



                                         Six months ended September 30,
                                             2000                1999
                                       Basic    Diluted    Basic   Diluted


Weighted average shares
outstanding:
 Common stock                          63,465    63,465     61,284  61,284
 Shares available under
  options                                   -     3,737          -   3,544
 Shares related to
  deferred compensation                     -       528          -     544
 Issuable upon conversion
  of debentures                             -         -          -      47


Weighted average common
 and common equivalent
 shares outstanding                    63,465    67,730     61,284  65,419


Net earnings                          $77,590   $77,590    $64,975 $64,975
Adjustment related to
  deferred compensation                     -         -          -    (638)
Interest expense, net,
 on debentures                              -         -          -       9

Net earnings applicable
  to common stock                     $77,590   $77,590    $64,975 $64,346


Per share                             $  1.22   $  1.15    $  1.06 $  0.98


4. Legal Proceedings:

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


5. Acquisitions

     On May 26, 2000, the Company completed the acquisition of Perigee, one of Canada's leading institutional investment managers. Under the terms of the agreement, each outstanding share of Perigee was exchanged for 0.387 of an exchangeable share of Legg Mason Canada Holdings, a subsidiary of the Company. Holders of exchangeable shares have dividend, voting, and other rights equivalent to those of common
stockholders.   These exchangeable shares are the economic equivalent of
common shares of the Company and may be exchanged for those shares on a one-for-one basis at any time. The Company issued approximately 5.2 million exchangeable shares in this transaction. The acquisition was accounted for as a pooling of interests and, accordingly, all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of Perigee.

     Prior to the acquisition, Perigee's fiscal year-end was December
31. In recording the business combination, Perigee's prior period financial statements have been adjusted to conform to the Company's fiscal year-end. The change in year-end resulted in an adjustment of ($0.4) million, which is included in retained earnings, and represents Perigee's results of operations and dividend for the three months ended March 31, 2000. In addition, the Company incurred approximately $3.9 million in acquisition costs, of which $2.0 million was incurred in the three months ended June 30, 2000.

     Adjustments were made to conform accounting practices of Perigee to accounting principles generally accepted in the U.S. with respect to business combinations which occurred in 1996 and 1998. The result of the adjustments was to establish intangible assets for the excess of the purchase price over the tangible net assets of the businesses acquired by Perigee, which are being amortized over 15 years from the date of each acquisition. The restated net earnings for the three and six months ended September 30, 1999, presented below include amortization expense of $0.3 million and $0.6 million, respectively.

     Net revenues and net earnings of the Company and Perigee for the three and six months ended September 30, 1999 were as follows:


(unaudited)                      Net Revenues     Net Earnings

Three months ended
September 30, 1999
  Legg Mason, Inc., as
     previously reported           $272,738         $28,324
  Perigee                             7,199           1,981
  Combined                         $279,937         $30,305

Six months ended
September 30, 1999
  Legg Mason, Inc., as
     previously reported           $559,681         $61,142
  Perigee                            13,994           3,833
  Combined                         $573,675         $64,975



	Additionally, during the fiscal year ended March 31, 2000, the Company acquired LeggMason Investors Holdings PLC ("LeggMason Investors") (formerly Johnson Fry Holdings PLC) and Berkshire Asset Management, Inc. ("Berkshire"). The following unaudited pro forma consolidated results are presented as though the acquisitions of LeggMason Investors and Berkshire had occurred as of the beginning of the three and six month periods ended September 30, 1999, adjusted for amortization of the excess of cost over the net tangible assets acquired.


                             Three months ended       Six months ended
                             September 30, 1999      September 30, 1999

Net Revenues                      $286,702                $587,462
Net Earnings                        26,152                  59,031

Earnings per common share:
   Basic                          $   0.42                $   0.96
   Diluted                        $   0.40                $   0.89



6. Business Segment Information

 The Company provides financial services through four business segments: Asset Management; Private Client; Capital Markets; and Other. Segment results include all direct revenues and expenses of the operating units in each segment and allocations of indirect revenues and expenses based on specific methodologies.

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

 Other consists principally of the Company's real estate service business.



Segment financial results are as follows:

                                    Three months ended    Six months ended
                                     September 30,          September 30,
                                    2000        1999         2000       1999

Net revenues:
 Asset Management...........      $111,851    $ 88,641     $219,775   $174,258
 Private Client.............       179,353     152,685      360,184    310,347
 Capital Markets............        30,606      29,934       77,238     74,366
 Other......................         8,094       8,677       15,837     14,704
                                  $329,904    $279,937     $673,034   $573,675


Earnings before income tax
 provision:
 Asset Management...........      $ 37,552    $ 33,862     $ 67,949   $ 63,045
 Private Client.............        28,496      22,111       59,814     42,733
 Capital Markets............        (4,599)     (6,216)       1,950      2,501
 Other......................         1,347       1,280        2,054      1,739
                                  $ 62,796    $ 51,037     $131,767   $110,018



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

RESULTS OF OPERATIONS

During its second fiscal quarter and the six months ended September 30, 2000, the Company reported growth in net revenues, net earnings, and earnings per share from the corresponding periods in fiscal 2000. The increase in net revenues and net earnings was primarily the result of growth in assets under management in Company-sponsored mutual funds, fee-based brokerage accounts and fixed income advisory accounts, as well as increased net interest profit. In addition, net revenues include fees earned by LeggMason Investors(formerly Johnson
Fry), a UK fund manager acquired in December 1999. All periods presented include the results of Perigee Inc, a Canadian pension fund manager, acquired on May 26, 2000 in a transaction accounted for as a pooling of interests.

Quarter Ended September 30, 2000 Compared to Quarter Ended September
30, 1999

Revenues:

In the quarter ended September 30, 2000, net revenues increased 18% to $329.9 million from $279.9 million in the prior year's quarter.

Investment advisory and related fees:

Investment advisory and related fees increased to $164.6 million, up 23% from the September 1999 quarter as a result of growth in Company-sponsored mutual funds, fee-based brokerage accounts and fixed income investment advisory accounts. In addition, the current year quarter includes fees earned by LeggMason Investors. Legg Mason subsidiaries served as investment advisors to individual and institutional accounts and mutual funds with an asset value of $133.8 billion, up 41% from $94.9 billion a year ago(excluding assets of approximately $14.0 billion managed by Perigee) and from $126.6 billion or 6% from June 30, 2000.

Commissions:

Commission revenues of $89.2 million increased 22% from $73.2 million in the prior year's quarter as a result of a higher volume of listed and over-the-counter securities transactions and non-affiliated mutual funds.

Principal transactions:

Principal transactions revenues were $27.7 million, down 1% from $28.0 million in the prior year's quarter as a result of a decline in fixed income trading revenues, substantially offset by an increase in equity trading revenues.

Investment banking:

Investment banking revenues of $10.1 million were down 25% from $13.5 million in the corresponding prior year quarter, attributable to a decrease in corporate advisory and underwriting fees.

Other:

Other revenues decreased 1% to $11.0 million from $11.1 million in the prior year's quarter, primarily as a result of a decrease in the volume of loan originations at the Company's mortgage banking subsidiary, offset substantially by fees from increased customer activity.

Expenses:

Compensation and benefits:

Compensation and benefits increased 15% to $197.7 million from $172.0 million in the corresponding prior year quarter, primarily attributable to increased incentive compensation related to higher profits, higher commission expense on increased commission-generating revenues, and increased fixed compensation and benefit expenses as a result of an increase in the number of employees.

Occupancy and equipment rental:

Occupancy and equipment rental was $23.4 million, up 26% from $18.6 million in the corresponding prior year quarter, primarily due to higher costs resulting from increased rent at new and existing branch office locations and increased investments in technology.

Communications:

Communications expense rose 6% to $14.3 million from $13.5 million in the corresponding prior year quarter as a result of increased business activity, which gave rise to increased costs for quote services and telephone usage.

Floor brokerage and clearing fees:

Floor brokerage and clearing fees increased 5% to $2.0 million, reflecting an increase in securities transaction volume.

Other:

Other expenses increased 29% to $29.7 million from $23.0 million in the corresponding prior year quarter primarily as a result of the addition of expenses of LeggMason Investors and increased promotional related expenses.

Interest:

Interest revenue increased 48% to $73.1 million from $49.5 million in the corresponding prior year quarter because of higher interest rates earned on larger customer margin account balances, firm investments (predominantly funds segregated for regulatory purposes) and conduit stock loan balances. In addition, interest revenue increased as a result of the addition of revenues from LeggMason Investors. LeggMason Investors has two wholly owned finance subsidiaries. The purpose of these finance subsidiaries is to raise funds by issuing secured fixed-rate loan securities and to use the proceeds to invest in a portfolio of bonds issued by various financial institutions, which are generally not available to the public in tranches small enough for the retail investor.

Interest expense increased 59% to $45.9 million from $28.9 million in the corresponding prior year quarter as a result of increased interest rates on larger customer credit account and conduit stock loan balances. In addition, interest expense increased as a result of the addition of expenses of the LeggMason Investors finance subsidiaries described above.

Income tax provision:

The income tax provision rose 23% to $25.6 million because of an increase in pre-tax earnings. The effective tax rate increased to 40.8% for the quarter ended September 30, 2000 from 40.6% for the comparable prior year quarter as a result of an increase in non-deductible losses from foreign subsidiaries.


Six Months Ended September 30, 2000 Compared to Six Months Ended
September 30, 1999

Revenues:

In the six months ended September 30, 2000, net revenues increased 17% to $673.0 million from $573.7 million in the prior year period.

Investment advisory and related fees:

Investment advisory and related fees increased 22% to $322.1 million from $263.4 million in the corresponding prior year period, principally as a result of growth in assets under management in Company-sponsored mutual funds, fee-based brokerage accounts and fixed income investment advisory accounts. In addition, the current year period includes fees earned by LeggMason Investors.

Commissions:

Commission revenues of $180.8 million increased 16% from $155.7 million in the corresponding prior year period, reflecting increased volume of transactions in non-affiliated mutual funds and listed securities.

Principal transactions:

Principal transactions revenues were $61.2 million, up 9% from $56.4 million in the corresponding prior year period as a result of increased volume of equity trading revenues.

Investment banking:

Investment banking revenues declined 9% to $32.5 million from $35.6 million in the corresponding prior year period, reflecting a decline in corporate underwriting activities.

Other:

Other revenues decreased 4% to $22.1 million from $23.0 million in the corresponding prior year period due to a gain in the prior year from the sale of a merchant banking investment, offset in part by fees from increased customer activities.

Expenses:

Compensation and benefits:

Compensation and benefits rose 14% to $397.6 million from $349.7 million, primarily attributable to increased incentive compensation due to higher profits, higher commission expense on increased commission-generating revenues, and increased fixed compensation and benefit expenses as a result of an increased number of employees.

Occupancy and equipment rental:

Occupancy and equipment rental increased 21% to $45.5 million from $37.7 million in the corresponding prior year period, as a result of higher costs resulting from increased rent at new and existing branch office locations and increased investments in technology.

Communications:

Communications expense rose 12% to $29.2 million from $26.1 million in the corresponding prior year period as a result of increased business activity, which gave rise to increased costs for quote services and telephone usage.

Floor brokerage and clearing fees:

Floor brokerage and clearing fees increased 5% to $4.1 million, reflecting an increase in securities transaction volume.

Other:

Other expenses increased 40% to $64.9 million from $46.2 million in the prior year primarily as a result of higher promotional related expenses and the addition of expenses related to LeggMason Investors. In addition, the current period includes acquisition costs related to the acquisition of Perigee.

Interest:

Interest revenue increased 49% to $143.8 million from $96.2 million in the comparative prior year period because of larger firm investments (predominantly funds segregated for regulatory purposes) and customer margin account balances, as well as higher average interest rates. In addition, interest revenue increased as a result of the addition of LeggMason Investors.

Interest expense increased 58% to $89.6 million from $56.6 million in the comparative prior year period as a result of higher interest rates on larger interest-bearing customer credit balances. In addition, interest expense increased as a result of the addition of LeggMason Investors.

Income tax provision:

The income tax provision rose 20% to $54.2 million because of an increase in pre-tax earnings. The effective tax rate increased to 41.1% for the six months ended September 30, 2000 from 40.9% for the comparable prior year period as a result of an increase in non-deductible losses from foreign subsidiaries.


Liquidity and Capital Resources

There has been no material change in the Company's financial position since March 31, 2000. A substantial portion of the Company's assets is liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed principally by free credit balances, equity capital, senior notes, bank lines of credit and other payables.

During the six months ended September 30, 2000, cash and cash equivalents increased $62.9 million. Cash flows from operating activities provided $104.4 million, which is attributable to lower levels of segregated cash and an increase in net earnings adjusted for depreciation and amortization, partially offset by a decrease in net customer payables. Cash flows from financing activities provided $57.1 million as a result of increased levels of short-term borrowings by the Company's mortgage banking affiliates. Investing activities used $98.1 million, principally as a result of an increase in the funding of securities purchased under agreements to resell.


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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the quarter ended September 30, 2000, there were no material changes to the information contained in Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

Registrant's annual meeting of stockholders was held July 24, 2000. In the election of directors, the five director nominees were elected with the following votes:


                            Votes
                            Cast         For           Withhold

Harry M. Ford, Jr.        52,113,612   51,788,792        324,820
Margaret DeB. Tutwiler    52,113,612   51,817,163        296,449
James E. Ukrop            52,113,612   51,804,461        309,151
John E. Koerner, III      52,113,612   51,817,419        296,193
Peter F. O'Malley         52,113,612   51,818,349        295,263


The stockholders voted in favor of the approval of the amendment of the Legg Mason, Inc. Articles of Incorporation as follows

Votes Cast                      51,864,139
For                             48,850,376
Against                          3,013,763
Abstain                            249,473
Non-Vote                             --

The stockholders voted in favor of the reapproval of the Legg
Mason, Inc. Executive Incentive Compensation Plan as follows:


Votes Cast                      51,998,233
For                             49,796,219
Against                          2,202,014
Abstain                            115,379
Non-Vote                             --

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

                   27.   Statement re: financial data
                         schedule

                (b) No reports on Form 8-K were filed
                    during the quarter ended September
                    30, 2000.

                          			  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           LEGG MASON, INC.
                                           (Registrant)


DATE: November 10, 2000            /s/Timothy C. Scheve
                                   Timothy C. Scheve
                                   Senior Executive Vice President





DATE: November 10, 2000            /s/Thomas L. Souders
                                   Thomas L. Souders
                                   Senior Vice President and
                                   Treasurer

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

          27.     Statement re: financial data
                  schedule