Form 10-Q
period 2000-12-31
LEGG MASON INC
filed 2001-02-09
CIK 704051

SECURITIES AND EXCHANGE COMMISSION

			     Washington, D.C.  20549

				    FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		 SECURITIES EXCHANGE ACT OF 1934

		For the Quarter Ended December 31, 2000

				 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________  to _______________

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

62,316,149 shares of common stock and 2,905,552 exchangeable shares as of the close of business on February 5, 2001. The exchangeable shares, which were issued by Legg Mason Canada Holdings in connection with the acquisition of Perigee Inc., are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting and other rights equivalent to common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


			       LEGG MASON, INC. AND SUBSIDIARIES
	       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
				 (in thousands of dollars)


					    December 31, 2000  March 31, 2000
						(Unaudited)

ASSETS:

 Cash and cash equivalents...................   $  275,151       $  213,203
 Cash and securities segregated for
  regulatory purposes........................    1,734,155        1,419,021
 Securities purchased under agreements
  to resell..................................      404,316          170,643
 Receivables:
  Customers..................................    1,201,525        1,386,676
  Brokers,dealers and clearing organizations.      147,754          163,263
  Others.....................................      193,368          110,157
 Securities borrowed.........................      253,305          671,252
 Financial instruments owned, at fair value..      111,755          102,907
 Investment securities, at fair value........       15,164           17,765
 Investments of finance subsidiaries.........      140,859          241,639
 Equipment and leasehold improvements, net...       65,136           61,243
 Intangible assets, net......................      144,173          145,142
 Other.......................................      137,351          109,196

						$4,824,012       $4,812,107

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Liabilities:
  Payables:
   Customers.................................   $2,890,804       $2,633,542
   Brokers and dealers.......................       10,128           14,333
   Securities loaned.........................      251,619          688,331
  Short-term borrowings......................      161,410           23,290
  Financial instruments sold, but not yet
   purchased, at fair value..................       59,887           27,713
  Accrued compensation.......................      146,988          147,188
  Other......................................      168,211          167,911
  Notes payable of finance subsidiaries......      138,649          239,268
  Senior notes...............................       99,758           99,723

						 3,927,454        4,041,299

 Stockholders' Equity:
  Common stock...............................        6,215            5,860
  Shares exchangeable into common stock......       11,219           19,527
  Additional paid-in capital.................      313,248          271,687
  Deferred compensation and employee note
   receivable................................      (27,830)         (19,003)
  Employee stock trust.......................      (69,967)         (50,699)
  Deferred compensation employee stock trust.       69,967           50,699
  Retained earnings..........................      593,224          493,696
  Accumulated other comprehensive income,net.          482             (959)

						   896,558          770,808

						$4,824,012       $4,812,107


	       See notes to condensed consolidated financial statements.



				 LEGG MASON, INC. AND SUBSIDIARIES
			    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
			      (in thousands, except per share amounts)
						 (Unaudited)

					  Three months          Nine months
				       ended December 31,   ended December 31,
					 2000     1999       2000        1999

Revenues:

 Investment advisory and related fees  $165,564  $143,650   $487,660  $407,009
 Commissions.........................    92,705    92,555    273,550   248,250
 Principal transactions..............    30,038    30,190     91,271    86,636
 Investment banking..................    15,746    11,772     48,245    47,327
 Interest............................    73,343    60,198    217,117   156,435
 Other...............................    16,260    11,531     38,399    34,483

   Total revenues....................   393,656   349,896  1,156,242   980,140
 Interest expense....................    44,571    36,577    134,123    93,146

   Net revenues......................   349,085   313,319  1,022,119   886,994

Non-Interest Expenses:
 Compensation and benefits...........   206,031   187,411    603,676   537,132
 Occupancy and equipment rental......    23,549    21,317     69,048    59,044
 Communications......................    15,429    13,684     44,599    39,817
 Floor brokerage and clearing fees...     1,710     1,895      5,806     5,796
 Other...............................    32,615    29,470     97,472    75,645

  Total non-interest expenses........   279,334   253,777    820,601   717,434


Earnings Before Income Tax Provision.    69,751    59,542    201,518   169,560
 Income tax provision................    28,430    24,208     82,607    69,251

Net Earnings ........................  $ 41,321  $ 35,334  $ 118,911  $100,309


Earnings per common share:
   Basic.............................  $   0.65  $   0.57  $   1.87   $   1.63
   Diluted...........................  $   0.61  $   0.54  $   1.75   $   1.52


Weighted average number of common
 shares outstanding:
 Basic...............................    64,010    62,322     63,660    61,633
 Diluted.............................    68,134    65,629     67,874    65,495


Dividends declared per common share..  $   0.09  $   0.08  $   0.26   $  0.225


Book value per common share...........                     $  13.77   $  11.27



	       See notes to condensed consolidated financial statements.



			    LEGG MASON, INC. AND SUBSIDIARIES
		     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
				 (in thousands of dollars)
				       (Unaudited)

							Nine months ended
							  December 31,
							   2000      1999

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings........................................   $ 118,911   $ 100,309
  Non-cash items included in earnings:
   Depreciation and amortization.....................      27,166      20,117
   Deferred compensation.............................       3,602       5,093
 Adjustment to conform fiscal year of pooled entity..         (74)          -
 (Increase) decrease in assets excluding
   acquisitions:
  Cash and securities segregated for regulatory
   purposes..........................................    (315,134)    (47,402)
  Receivable from customers..........................     185,151    (286,914)
  Other receivables..................................     (68,830)    (80,071)
  Securities borrowed................................     417,947    (159,389)
  Financial instruments owned........................      (8,848)     88,656
  Other..............................................     (30,140)     (4,013)

 Increase (decrease) in liabilities excluding
   acquisitions:
  Payable to customers...............................     257,262     464,242
  Payable to brokers and dealers.....................      (4,206)     (1,771)
  Securities loaned..................................    (436,712)    196,917
  Financial instruments sold, but not yet purchased..      32,174      (2,092)
  Accrued compensation...............................         (86)     18,672
  Other..............................................       5,211       8,810

CASH PROVIDED BY OPERATING ACTIVITIES................     183,394     321,164

CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for:
   Equipment and leasehold improvements..............     (22,261)    (19,045)
   Intangible assets.................................      (3,746)       (168)
   Acquisitions, net of cash acquired................          -      (85,179)
 Net (increase) decrease in securities purchased
  under agreements to resell.........................    (233,673)     55,615
 Purchases of investment securities..................      (9,320)    (22,890)
 Proceeds from sales and maturities of investment
  securities.........................................     102,862      23,244

CASH USED FOR INVESTING ACTIVITIES...................    (166,138)    (48,423)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in short-term borrowings...............     138,120     103,321
 Repayments of notes payable of finance subsidiaries.     (91,795)         -
 Issuance of common stock............................      17,627      15,433
 Dividends paid......................................     (18,939)    (17,883)

CASH PROVIDED BY FINANCING ACTIVITIES................      45,013     100,871

EFFECT OF EXCHANGE RATE CHANGES ON CASH..............        (321)        198

NET INCREASE IN CASH AND CASH EQUIVALENTS............      61,948     373,810
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....     213,203     212,725

CASH AND CASH EQUIVALENTS AT END OF PERIOD...........   $ 275,151   $ 586,535


	   See notes to condensed consolidated financial statements.


			     LEGG MASON, INC. AND SUBSIDIARIES
	       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
				 (in thousands of dollars)
				      (Unaudited)


 				       Three months ended    Nine months ended
					    December 31,        December 31,
					  2000     1999       2000      1999

Net earnings.......................... $41,321  $35,334    $118,911  $100,309


Other comprehensive income:
 Foreign currency translation
   adjustments........................    (268)    (850)       (479)      (79)
 Unrealized gains (losses) on
   securities:
     Unrealized holding gains (losses)
      arising during the period.......     419     (108)       2,022      667
     Reclassification adjustment for
      losses realized in net income...      39        -           39        -

     Net unrealized gains(losses).....     458     (108)       2,061      667

 Deferred income taxes................     229       47         (141)    (209)

  Total other comprehensive income....     419     (911)       1,441      379

Comprehensive income.................. $41,740  $34,423     $120,352 $100,688




	       See notes to condensed consolidated financial statements.

			   LEGG MASON, INC. AND SUBSIDIARIES
		 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
		     (in thousands, except per share amounts)
				   December 31, 2000
					(Unaudited)


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

	The information contained in the interim financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. The financial statements have been restated for the acquisition, on a pooling of interests basis, of Perigee Inc. ("Perigee") on May 26, 2000. Where appropriate, prior years' financial statements have been reclassified to conform with the current year's presentation. Unless otherwise noted, all per share amounts include both common shares of the Company and shares issued in connection with the Perigee acquisition, which are exchangeable into common shares of the Company on a one-for-one basis at any time.


2. Net Capital Requirements:

	The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. The Rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of December 31, 2000, the broker-dealer subsidiaries had aggregate net capital, as defined, of $291,571, which exceeded required net capital by $267,143.

3. Earnings Per Share:

	The following tables present the computations of basic and diluted earnings per share for the three and nine months ended
December 31, 2000 and 1999.




 				       Three months ended December 31,      .
					    2000              1999
				       Basic   Diluted   Basic  Diluted


Weighted average shares
outstanding:
  Common stock                        64,010    64,010   62,322   62,322
  Stock options                           -      3,588        -    3,230
  Shares related to
     deferred compensation                -        536        -       30
  Shares issuable upon
     conversion of debentures             -         -         -       47


Weighted average common
  and common equivalent
  shares outstanding                  64,010    68,134   62,322   65,629


Net earnings                         $41,321   $41,321  $35,334  $35,334
Interest expense, net,
  on debentures                            -         -        -        5


Net earnings applicable
 to common stock                     $41,321   $41,321  $35,334  $35,339


Earnings per common share            $  0.65   $  0.61  $  0.57  $  0.54







				   Nine months ended December 31,
					 2000             1999
				    Basic   Diluted    Basic   Diluted


Weighted average shares
outstanding:
 Common stock                       63,660   63,660    61,633   61,633
 Stock options                           -    3,693         -    3,440
 Shares related to
    deferred compensation                -      521         -      375
 Shares issuable upon
    conversion of debentures             -        -         -       47

Weighted average common
  and common equivalent
  shares outstanding                63,660   67,874    61,633   65,495


Net earnings                      $118,911 $118,911  $100,309 $100,309
Adjustment related to
  deferred compensation                  -        -         -     (638)
Interest expense, net,
  on debentures                          -        -         -       13

Net earnings applicable
  to common stock                 $118,911 $118,911  $100,309 $ 99,684


Earnings per common share         $   1.87 $   1.75  $   1.63 $   1.52



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


5. Acquisitions:

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

     Adjustments were made to conform accounting practices of Perigee to accounting principles generally accepted in the U.S. with respect to business combinations which occurred in 1996 and 1998. The result of the adjustments was to establish intangible assets for the excess of the purchase price over the tangible net assets of the businesses acquired by Perigee, which are being amortized over 15 years from the date of each acquisition. The restated net earnings for the three and nine months ended December 31, 1999, presented below include amortization expense of $0.3 million and $0.9 million, respectively.

     Net revenues and net earnings of the Company and Perigee for the three and nine months ended December 31, 1999 were as follows:



				      Net Revenues     Net Earnings

Three months ended
December 31, 1999
  Legg Mason, Inc., as
     previously reported              $306,164          $ 33,342
  Perigee                                7,155             1,992

  Combined                            $313,319          $ 35,334

Nine months ended
December 31, 1999
  Legg Mason, Inc., as
     previously reported              $865,845          $ 94,484
  Perigee                               21,149             5,825

  Combined                            $886,994          $100,309


	Additionally, during the fiscal year ended March 31, 2000, the Company acquired LeggMason Investors Holdings PLC ("LeggMason Investors"), formerly Johnson Fry Holdings PLC, and Berkshire Asset Management, Inc. ("Berkshire"). The following unaudited pro forma consolidated results are presented as though the acquisitions of LeggMason Investors and Berkshire had occurred as of the beginning of the three and nine month periods ended December 31, 1999, adjusted for amortization of the excess of cost over the net tangible assets acquired.



			      Three months ended            Nine months ended
			      December 31, 1999             December 31, 1999

Net Revenues                  $317,225                      $904,687

Net Earnings                  $ 29,310                      $ 88,341

Earnings per common share:
   Basic                      $   0.47                      $   1.43
   Diluted                    $   0.45                      $   1.34



6. Accounting Developments:

	In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". In May 1999, the effective date of the implementation was delayed until fiscal years beginning after June 15, 2000. This standard, which will be implemented by the Company effective April 1, 2001, requires that all derivative instruments be reported on the financial statements at their fair values.

	The Company is in the process of evaluating the potential impact of Statement No. 133, but does not significantly engage in the use of derivative instruments in its normal course of business. Therefore, the impact of adopting this standard is not expected to be material to the Company's consolidated financial statements.

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


Segment financial results are as follows:


				Three months ended    Nine months ended
				   December 31,           December 31,
				   2000    1999          2000   1999

Net revenues:
 Asset Management...........   $113,427   $ 96,721   $  333,202  $270,980
 Private Client.............    176,813    177,033      536,997   487,378
 Capital Markets............     50,113     31,133      127,351   105,500
 Other......................      8,732      8,432       24,569    23,136

			       $349,085   $313,319   $1,022,119  $886,994


Earnings before income tax
 provision:
 Asset Management...........   $ 35,316   $ 34,220   $  103,301  $ 97,353
 Private Client.............     23,369     28,406       83,154    70,839
 Capital Markets............      9,926     (3,755)      11,871    (1,042)
 Other......................      1,140        671        3,192     2,410

			       $ 69,751   $ 59,542   $  201,518  $169,560



	The Company's revenues and earnings presented above are substantially derived from domestic operations. Results of international operations are not significant. The Company does not report asset information by business segment.

8. Subsequent Event:

	On February 5, 2001, the Company acquired an approximately 70% ownership interest in Barrett Associates, Inc. ("Barrett"), a high net worth asset manager for individuals, families, endowments and foundations. The Company acquired this controlling interest for $19.0 million. Under the terms of the acquisition agreement, the remaining 30% interest will be acquired over the next five years for an additional amount up to $22.5 million based on Barrett's revenues in the second and fifth years. The acquisition will be accounted for as a purchase and accordingly, the net assets and results of operations will be included in the Company's consolidated financial statements from the date of acquisition. The ownership interest not owned by the Company will be recorded as minority interest.

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

RESULTS OF OPERATIONS

During its third fiscal quarter and the nine months ended December 31, 2000, the Company reported growth in net revenues, net earnings and earnings per share from the corresponding periods in fiscal 2000. The increases in net revenues and net earnings were primarily the result of growth in assets under management in fixed income advisory and fee based brokerage accounts, a gain on the sale of a merchant banking investment and increased net interest profit. In addition, net revenues include fees earned by LeggMason Investors(formerly Johnson
Fry), a UK fund manager acquired in December 1999. All periods presented include the results of Perigee Inc, a Canadian pension fund manager, acquired on May 26, 2000 in a transaction accounted for as a pooling of interests.

Quarter Ended December 31, 2000 Compared to Quarter Ended December 31,
1999

Revenues:

In the quarter ended December 31,2000, net revenues increased 11% to $349.1 million from $313.3 million in the prior year's quarter.

Investment advisory and related fees:

Investment advisory and related fees increased to $165.6 million, up 15% from the December 1999 quarter as a result of growth in fixed income investment advisory accounts and fee-based brokerage accounts. In addition, the current year quarter included a full quarter of fees earned by LeggMason Investors. Legg Mason subsidiaries served as investment advisors to individual and institutional accounts and mutual funds with an asset value of $136.9 billion, up 31% from $104.2 billion a year ago(excluding assets of approximately $14.0 billion managed by Perigee) and up 2% from $133.8 from September 30, 2000.

Commissions:

Commission revenues of $92.7 million were relatively flat from $92.6 million in the prior year's quarter as a result of a higher volume of institutional listed securities transactions, substantially offset by a decrease in the volume of over-the-counter retail securities transactions.

Principal transactions:

Principal transactions revenues were $30.0 million, down 1% from $30.2 million in the prior year's quarter as a result of a decline in fixed income trading revenues, substantially offset by an increase in the volume of over-the-counter equity securities transactions.

Investment banking:

Investment banking revenues of $15.7 million increased 34% from $11.8 million in the corresponding prior year quarter, attributable to higher corporate banking advisory fees, partially offset by a decline in corporate underwriting and municipal banking activities.

Other:

Other revenues increased 41% to $16.3 million from $11.5 million in the prior year's quarter, primarily as a result of a realized gain on the sale of a merchant banking investment.

Expenses:

Compensation and benefits:

Compensation and benefits increased 10% to $206.0 million from $187.4 million in the corresponding prior year quarter, primarily attributable to increased incentive compensation resulting from higher profits, increased fixed compensation and benefit expenses as a result of an increase in the number of employees and increased costs related to deferred compensation arrangements.

Occupancy and equipment rental:

Occupancy and equipment rental was $23.5 million, up 10% from $21.3 million in the corresponding prior year quarter, primarily due to increased investments in technology and higher costs resulting from opening new, and expanding existing, branch office locations.

Communications:

Communications expense rose 13% to $15.4 million in the corresponding prior year quarter as a result of increased business activity, which gave rise to increased costs for quote services and telephone usage.

Other:

Other expenses increased 11% to $32.6 million from $29.5 million in the corresponding prior year quarter primarily as a result of the addition of expenses of LeggMason Investors and increased promotional expenses, offset by a decrease in litigation-related costs.

Interest:

Interest revenue increased 22% to $73.3 million from $60.2 million in the corresponding prior year quarter because of higher interest rates earned on larger customer margin account balances and firm investments (predominantly funds segregated for regulatory purposes).

Interest expense increased 22% to $44.6 million from $36.6 million in the corresponding prior year quarter as a result of increased interest rates on larger customer credit account balances.

Income tax provision:

The income tax provision rose 17% to $28.4 million because of an increase in pre-tax earnings. The effective tax rate increased to 40.8% for the quarter ended December 31, 2000 from 40.7% for the comparable prior year quarter.

Nine Months Ended December 31, 2000 Compared to Nine Months Ended
December 31, 1999

Revenues:

In the nine months ended December 31, 2000, net revenues increased 15% to $1.0 billion from $887.0 million in the prior year period.

Investment advisory and related fees:

Investment advisory and related fees increased 20% to $487.7 million from $407.0 million in the corresponding prior year period, principally as a result of growth in assets under management in Company-sponsored mutual funds, fee-based brokerage accounts and fixed income investment advisory accounts. In addition, the current year period includes fees earned by LeggMason Investors.

Commissions:

Commission revenues of $273.6 million increased 10% from $248.3 million in the corresponding prior year period, reflecting increased sales of non-affiliated mutual funds and an increase in volume of institutional securities transactions.

Principal transactions:

Principal transactions revenues were $91.3 million, up 5% from $86.6 million in the corresponding prior year period as a result of increased volume of equity trading revenues, partially offset by decreases in fixed income trading revenues.

Investment banking:

Investment banking revenues increased 2% to $48.2 million from $47.3 million in the corresponding prior year period, reflecting an increase in corporate banking advisory fees, offset in part by a decline in revenues from offerings of public equity securities.

Other:

Other revenues increased 11% to $38.4 million from $34.5 million in the corresponding prior year period due to fees from increased customer activity. Both periods included realized gains on the sale of merchant banking investments.

Expenses:

Compensation and benefits:

Compensation and benefits rose 12% to $603.7 million from $537.1 million, primarily attributable to increased incentive compensation due to higher profits, increased fixed compensation and benefit expenses as a result of an increased number of employees and higher commission expense on increased commission-generating revenues.

Occupancy and equipment rental:

Occupancy and equipment rental increased 17% to $69.0 million from $59.0 million in the corresponding prior year period, primarily due to increased investments in technology and higher costs resulting from opening new, and expanding existing, branch office locations.


Communications:

Communications expense rose 12% to $44.6 million from $39.8 million in the corresponding prior year period as a result of increased business activity, which gave rise to increased costs for quote services and telephone usage.

Other:

Other expenses increased 29% to $97.5 million from $75.6 million in the prior year primarily as a result of the addition of expenses related to LeggMason Investors and higher promotional expenses. In addition, the current period includes costs related to the acquisition of Perigee.

Interest:

Interest revenue increased 39% to $217.1 million from $156.4 million in the comparative prior year period because of higher rates earned on larger customer margin account balances and larger firm investments (predominantly funds segregated for regulatory purposes). In addition, interest revenue increased as a result of the addition of LeggMason Investors.

Interest expense increased 44% to $134.1 million from $93.1 million in the comparative prior year period as a result of higher interest rates on larger interest-bearing customer credit balances. In addition, interest expense increased as a result of the addition of LeggMason Investors.

Income tax provision:

The income tax provision rose 19% to $82.6 million because of an increase in pre-tax earnings. The effective tax rate increased to 41.0% for the nine months ended December 31, 2000 from 40.8% for the comparable prior year period.

Liquidity and Capital Resources

There has been no material change in the Company's financial position since March 31, 2000. A substantial portion of the Company's assets is liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed principally by free credit balances, equity capital, senior notes, bank lines of credit and other payables.

During the nine months ended December 31, 2000, cash and cash equivalents increased $61.9 million. Cash flows from operating activities provided $183.4 million, which is attributable to an increase in customer payables, a decline in customer receivables and net earnings adjusted for depreciation and amortization, partially offset by higher levels of segregated cash. Cash flows from financing activities provided $45.0 million as a result of increased levels of short-term borrowings by the Company's mortgage banking affiliates, partially offset by repayments of notes payable of the Company's finance subsidiaries. Investing activities used $166.1 million, principally as a result of an increase in the funding of securities purchased under agreements to resell, partially offset by proceeds from sales and maturities of investment securities. As discussed in
Note 8 of Notes to Condensed Consolidated Financial Statements, the Company acquired approximately 70% of Barrett on February 5, 2001 for $19.0 million. The remaining 30% interest will be acquired over the next five years for an additional amount up to $22.5 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the quarter ended December 31, 2000, there were no material changes to the information contained in Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.


	   (a) Exhibits


	      3.1   Articles of Incorporation of
		    the Company, as amended
		    (incorporated by reference to
		    Form 10-Q for the quarter ended
		    September 30, 2000)

	      3.2   By-laws of the Company as
		    amended and restated April 25, 1988
		    (incorporated by reference to the
		    Company's Annual Report on Form 10-
		    K for the year ended March 31,
		    1988)


	   (b) No reports on Form 8-K were filed
	       during the quarter ended December
	       31, 2000.

			     SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				      LEGG MASON, INC.
					(Registrant)


DATE: February 9, 2001          /s/Timothy C. Scheve
				Timothy C. Scheve
				Senior Executive Vice President





DATE: February 9, 2001          /s/Thomas L. Souders
				Thomas L. Souders
				Senior Vice President and
				Treasurer

				INDEX TO EXHIBITS

		  3.1     Articles of Incorporation of
			  the Company, as amended
			  (incorporated by reference to
			  Form 10-Q for the quarter ended
			  September 30, 2000)

		  3.2     By-laws of the Company as
			  amended and restated April 25, 1988
			  (incorporated by reference to the
			  Company's Annual Report on Form 10-
			  K for the year ended March 31,
			  1988)