Form 10-K
period 2001-03-31
LEGG MASON INC
filed 2001-06-20
CIK 704051

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


            For the fiscal year ended March 31, 2001

                                    or

 ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            ______________________

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
          Title of each class                      on which registered
          -------------------                    ------------------------
      Common Stock, $.10 par value               New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                              ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of May 25, 2001, the aggregate market value of the registrant's voting stock, consisting of the registrant's common stock and the exchangeable shares discussed below, held by non-affiliates was $2,885,535,900.

     As of May 25, 2001, the number of shares outstanding of the registrant's common stock was 63,192,901. In addition, on that date a subsidiary of the registrant had outstanding 2,721,886 exchangeable shares which are convertible on a one-for-one basis at any time into shares of common stock of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement dated June 21, 2001 are incorporated by reference into Part III.

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

               The Company's principal asset management subsidiaries are Legg Mason Funds Management, Inc., which serves as investment advisor to or manager of certain Company-sponsored mutual funds; Western Asset Management Company and Western Asset Management Company Limited, which manage fixed income and currency assets for institutional clients; Perigee Investment Counsel Inc., which is an institutional investment manager in Canada; Brandywine Asset Management, Inc., which primarily manages equity portfolios for institutional clients; Batterymarch Financial Management, Inc., which manages U.S., international and emerging markets equity portfolios for institutional clients; Legg Mason Capital Management, Inc., which manages equity portfolios primarily for institutional accounts; Bartlett & Co., which manages balanced, equity and fixed income portfolios for high net worth individuals and institutional clients; LeggMason Investors Holdings plc, which primarily manages equity retail funds in the United Kingdom; Barrett Associates, Inc., which is an asset manager for high net worth individuals, families, endowments and foundations; Gray, Seifert & Co., Inc., which primarily manages equity portfolios for high net worth individuals and family group, endowment and foundation clients; and Berkshire Asset Management, Inc., which primarily manages equity and fixed income portfolios for high net worth individuals and family groups. In addition to Legg Mason Funds Management, all of the above firms also serve as investment advisor to Company-sponsored mutual funds and/or other Company-sponsored investment products. On May 29, 2001, the Company entered into an agreement to acquire all of the ownership interests in Private Capital Management, L.P., which manages equity assets for high net worth individuals, families, endowments, foundations and selected institutions.

               As of March 31, 2001, the Company's asset management subsidiaries had approximately $140 billion of assets under management, of which approximately 33% were equity assets and approximately 67% were fixed income assets.

               The Company's principal broker-dealer subsidiary is Legg Mason Wood Walker, Incorporated ("Legg Mason Wood Walker"), a full service broker-dealer and investment banking firm operating primarily in the Eastern and Southern regions of the United States.

               The Company's real estate finance subsidiary is Legg Mason Real Estate Services, Inc., which is primarily engaged in commercial mortgage banking and servicing and discretionary and non-discretionary management of commercial real estate-related assets.

               See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Business Description" for the net revenues and pre-tax earnings of each of the Company's business segments. See Note 16 of Notes to Consolidated Financial Statements in Item 8 of this Report for the net revenues and pre-tax earnings generated by the Company in each principal geographic area in which it conducts business.

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


Brokerage Offices
-----------------

     The following table reflects, as of March 31, 2001, certain information with respect to the Company's securities brokerage offices.

                                                         Number of
                                                         Financial              Number of
    Location                                              Advisors               Offices
    --------                                              --------               -------
 United States:
    Maryland                                                318                     17
    Pennsylvania                                            181                     21
    Virginia                                                141                     19
    North Carolina                                           86                     11
    Louisiana                                                83                      9
    Florida                                                  79                     15
    Ohio                                                     68                      8
    Massachusetts                                            63                      3
    New Jersey                                               46                      6
    New York                                                 41                      4
    Texas                                                    39                      4
    South Carolina                                           36                      4
    District of Columbia                                     33                      1
    Mississippi                                              30                      4
    Alabama                                                  23                      4
    Maine                                                    20                      1
    Georgia                                                  19                      1
    West Virginia                                            14                      2
    Tennessee                                                13                      2
    Connecticut                                              12                      3
    Illinois                                                 12                      1
    Delaware                                                  6                      1
    Rhode Island                                              6                      1
    California                                                5                      1
    New Hampshire                                             2                      1

 United Kingdom:
    London                                                    8                      1

 Switzerland:
    Geneva                                                    6                      1
                                                    -------------------     -------------------

                                            Total         1,390                    146
                                                    ===================     ===================

Revenues by Source
------------------

          The following table sets forth certain information regarding the revenues of the Company by source.

                                                        LEGG MASON, INC. AND SUBSIDIARIES (1)

                                                                 Years Ended March 31,
                                   ----------------------------------------------------------------------------

                                            2001                        2000                       1999
                                            ----                        ----                       ----
                                                              (Dollars in thousands)

                                     Amount      Percent         Amount      Percent        Amount      Percent
                                     ------      -------         ------      -------        ------      -------
Investment Advisory and
  Related Fees                     $ 653,992        48.1%      $ 563,463        44.5%      $ 414,732       42.5%

Commissions:
  Listed and Over-the-
    Counter                          217,769        16.0         229,930        18.2         187,560       19.3
  Mutual Funds                        90,363         6.6          82,949         6.6          57,586        5.9
  Insurance and Annuities             40,931         3.0          40,247         3.2          26,172        2.7
  Options                              9,499         0.7           9,761         0.7           7,818        0.8
                                  -----------  ----------     -----------  ----------    ------------ ----------

            Total                    358,562        26.3         362,887        28.7         279,136       28.7

Principal Transactions (2)
  Customer Related:
    Government and Agency             17,340         1.3          16,783         1.3          17,631        1.8
    Municipal                         34,178         2.5          39,244         3.1          22,387        2.3
    Corporate Debt                    23,723         1.7          21,157         1.7          15,580        1.6
    Equities                          39,716         2.9          36,183         2.9          26,976        2.7
                                  -----------  ----------     -----------  ----------    ------------ ----------

                                     114,957         8.4         113,367         9.0          82,574        8.4

  Dealer Related:
    Government and Agency              2,406         0.2           2,327         0.2           2,575        0.2
    Municipal                            977         0.1             932         0.1             816        0.1
    Corporate Debt                     1,837         0.2             405         0.0           1,645        0.2
    Equities                           4,379         0.3           9,236         0.7           6,495        0.7
                                  -----------  ----------     -----------  ----------    ------------ ----------

                                       9,599         0.8          12,900         1.0          11,531        1.2
                                  -----------  ----------     -----------  ----------    ------------ ----------

            Total                    124,556         9.2         126,267        10.0          94,105        9.6

Investment Banking:
  Corporate                           59,607         4.4          60,792         4.8          66,640        6.8
  Municipal                            6,270         0.4           8,113         0.7           9,478        1.0
                                  -----------  ----------     -----------  ----------    ------------ ----------

            Total                     65,877         4.8          68,905         5.5          76,118        7.8

Interest Income                      282,201        20.7         223,030        17.6         160,433       16.4

Other (3)                             51,065         3.8          55,033         4.3          46,146        4.7
                                  -----------  ----------     -----------  ----------    ------------ ----------

            Total Revenues         1,536,253       112.9       1,399,585       110.6       1,070,670      109.7

Interest Expense                     175,389        12.9         134,382        10.6          94,974        9.7
                                 ------------  ----------     -----------  ----------    ------------ ----------

            Net Revenues         $ 1,360,864       100.0%     $1,265,203       100.0%      $ 975,696      100.0%
                                 ============  ==========     ===========  ==========    ============ ==========


(1) All financial information has been restated for the acquisition, on a pooling of interests basis, of Perigee Inc. on May 26, 2000.
(2) Principal transactions (securities transactions in which the Company buys for or sells from its own inventory) are classified as "Customer Related" when such transactions are effected with a customer of the Company (whether an individual or institutional investor) and as "Dealer Related" when such transactions are effected with another dealer.
(3) Includes revenues from commercial mortgage servicing and commercial loan originations in fiscal year 2001, 2000 and 1999 of $20,648, $23,176 and $22,618, respectively.

Asset Management Business Segment
---------------------------------

          The Asset Management business segment provides investment advisory services to Company-sponsored mutual funds and asset management for institutional and individual clients.

     Company-Sponsored Mutual Funds
     ------------------------------

          Through various subsidiaries, the Company sponsors and serves as investment advisor and distributor for domestic and international equity, fixed income and money market mutual funds and offshore investment funds. As of March 31, 2001 and 2000, the aggregate net assets of all of these proprietary funds were approximately $27.3 billion and $25.4 billion, respectively.

          For the fiscal years ended March 31, 2001, 2000 and 1999, the Company earned approximately $168.2 million, $158.8 million and $102.7 million, respectively, in asset-based sales charges from its proprietary mutual funds and offshore investment funds, which are included in the Private Client business segment.

     Asset Management Services
     -------------------------

          Legg Mason Funds Management, Inc. serves as investment advisor to or manager of certain Company-sponsored mutual funds. In August 2000, the asset management business of Legg Mason Fund Adviser was transferred to Legg Mason Funds Management. At March 31, 2001 and 2000, Legg Mason Funds Management managed assets with a value of approximately $15.8 billion and $18.2 billion, respectively. In addition, all of the firms described in the following paragraphs also serve as investment advisor to Company-sponsored mutual funds and/or other Company-sponsored investment products. The amounts indicated as assets under management by those firms include the assets in such funds and/or products and exclude assets subadvised by third parties.

          Western Asset Management Company manages fixed income and currency assets for institutional clients. At March 31, 2001 and 2000, Western Asset managed assets with a value of approximately $73.9 billion and $58.9 billion, respectively.

          Western Asset Management Company Limited manages international fixed income and currency assets for institutional clients. At March 31, 2001 and 2000, Western Asset Management Company Limited managed assets with a value of approximately $6.8 billion and $4.3 billion, respectively.

          Perigee Investment Counsel Inc., which was acquired in May 2000, is an institutional investment manager in Canada. At March 31, 2001, Perigee managed assets with a value of approximately $12.3 billion.

          Brandywine Asset Management, Inc. primarily manages equity portfolios for institutional and, through wrap accounts, high net worth individual clients. At March 31, 2001 and 2000, Brandywine managed assets with a value of approximately $6.7 billion and $6.5 billion, respectively.

          Batterymarch Financial Management, Inc. manages U.S., international and emerging markets equity portfolios for institutional clients. At March 31, 2001 and 2000, Batterymarch managed assets with a value of approximately $5.6 billion and $6.8 billion, respectively.

          Legg Mason Capital Management, Inc. manages equity portfolios primarily for institutional accounts. At March 31, 2001 and 2000, this subsidiary managed assets with a value of approximately $5.2 billion and $6.6 billion, respectively. In June 2000, the fixed income portfolios (aggregating approximately $1.2 billion) management team and fund advisory contracts of Legg Mason Capital Management were transferred to Legg Mason Trust, fsb.

          Bartlett & Co. manages balanced, equity and fixed income portfolios for high net worth individuals and institutional clients. At March 31, 2001 and 2000, Bartlett managed assets with a value of approximately $2.4 billion and $2.7 billion, respectively.

          LeggMason Investors Holdings plc primarily manages equity retail funds in the United Kingdom. At March 31, 2001 and 2000, LeggMason Investors managed assets with a value of approximately $1.8 billion and $1.6 billion, respectively.

          Barrett Associates, Inc., approximately 70% of the outstanding stock of which was acquired in February 2001, primarily manages assets for high net worth individuals, families, endowments and foundations. At March 31, 2001, Barrett managed assets with a value of approximately $1.5 billion.

          Gray, Seifert & Co., Inc. primarily manages equity portfolios for high net worth individuals and family groups, endowments and foundations. At March 31, 2001 and 2000, Gray Seifert managed assets with a value of approximately $0.8 billion and $1.1 billion, respectively.

          Berkshire Asset Management, Inc. primarily manages equity and fixed income portfolios for high net worth individuals and family groups. At March 31, 2001 and 2000, Berkshire managed assets with a value of approximately $500 million and $600 million, respectively.

          The Company has revenue sharing agreements with Legg Mason Funds Management, Western Asset Management Company, Brandywine, Bartlett, Gray Seifert, Barrett and Berkshire and/or certain of their key officers pursuant to which a specified percentage of the subsidiary's revenues is required to be distributed to Legg Mason, Inc., and the balance of the revenues is retained to pay operating expenses, including salaries and bonuses, with specific expense and compensation allocations being determined by the subsidiary's management.

          On May 29, 2001, the Company agreed to acquire all of the ownership interests in Private Capital Management, L.P. ("PCM") and an affiliated entity. PCM, which is privately owned, manages equity assets for high net worth individuals, families, endowments, foundations and selected institutions. At March 31, 2001, PCM managed assets with a value of approximately $7.1 billion.

          The Company owns 50% of a joint venture with Bingham Dana LLP, a Boston-based law firm. At March 31, 2001 and 2000, this joint venture, Bingham Legg Advisers LLC, managed assets with a value of approximately $1.5 billion. In addition, the Company owns 50% of a joint venture with one of its employees that manages an equity mutual fund. As of March 31, 2001, this mutual fund had assets with a value of approximately $1.3 billion.

     Other Services
     --------------

          Legg Mason Trust, fsb, a federally chartered unitary thrift institution with authority to exercise trust powers, provides services as a trustee for trusts established by the Company's individual and employee benefit plan clients and manages fixed income and equity assets. The Company provides brokerage and asset management services for a significant portion of the assets held in Legg Mason Trust's accounts. In June 2000, the fixed income portfolios (aggregating approximately $1.2 billion), management team and fund advisory contracts of Legg Mason Capital Management were transferred to Legg Mason Trust. As of March 31, 2001, Legg Mason Trust managed assets with a value of approximately $1.6 billion (excluding assets managed for the Company).

Private Client Business Segment
-------------------------------

          The Private Client business segment consists principally of the operations of Legg Mason Wood Walker and distributes a wide range of financial products through its branch distribution network, including equity and fixed income securities, proprietary and non-affiliated mutual funds and annuities.

     Private Client Securities Business
     ----------------------------------

          For the fiscal years ended March 31, 2001, 2000 and 1999, revenues derived from securities transactions for individual investors (excluding interest on margin accounts) constituted approximately 79%, 80% and 82%, respectively, of total revenues from securities transactions and 29%, 32% and 33%, respectively, of the Company's net revenues. Management believes that such services will continue to be a significant source of revenues in the foreseeable future, although the percentage of net revenues may continue to decrease primarily as a result of increases in asset management revenues. Retail commissions are charged on both exchange and over-the-counter ("OTC") transactions in accordance with a schedule which the Company has formulated and may change from time to time. Discounts from the schedule are granted in certain cases. The Company also offers certain account arrangements under which a single fee is charged based on a percentage of the assets held in a customer's account and no commission is charged on a transaction-by-transaction basis. This single fee covers all execution and advisory services, including advisory services provided by the Company's asset management affiliates and selected independent advisory firms. The Company also provides asset allocation and advisor performance and selection consultation services. When OTC transactions are executed by the Company as a dealer, the Company receives, in lieu of commissions, mark-ups or mark-downs that are included in the "Revenues by Source" table as customer-related principal transactions. The Company has dealer-sales agreements with major distributors that offer mutual fund shares through broker-dealers. In addition, the Company sells shares of Company-sponsored mutual funds through its retail sales network. See "Asset Management Business Segment -- Company-Sponsored Mutual Funds."

     Margin Accounts, Interest Income and Free Credit Balances
     ---------------------------------------------------------

          Customers' securities transactions are effected on either a cash or a margin basis. In a margin account, the customer pays less than the full cost of the securities purchased and the broker-dealer makes a loan for the balance of the purchase price secured by the securities purchased or other securities owned by the customer. The amount of the loan is subject to the margin regulations (Regulation T) of the Board of Governors of the Federal Reserve System, New York Stock Exchange, Inc. ("NYSE") margin requirements and the Company's internal policies, which in some instances are more stringent than Regulation T or NYSE requirements. In permitting a customer to purchase securities on margin, the Company is subject to the risks that a market decline could reduce the value of its collateral below the amount of the customer's indebtedness and that the customer might be unable otherwise to repay the indebtedness.

          Interest is charged on amounts borrowed by customers (debit balances) to finance their margin transactions. The rate of interest charged to customers is the prime rate plus or minus an additional amount that varies depending upon the amount of the customer's average debit balance. Interest income derived from these sources constituted approximately 8%, 6% and 6% of the Company's net revenues for the fiscal years ended March 31, 2001, 2000 and 1999, respectively. Interest is also earned on securities owned by the Company and on operating and segregated cash balances.

          Free credit balances (excess funds held by customers in their brokerage accounts) are the principal source of funds used to finance customers' margin account borrowings. Legg Mason Wood Walker pays interest on certain free credit balances in customers' accounts when the customer has indicated that the funds will be used for reinvestment at a future date. In fiscal 2001, Legg Mason Wood Walker paid interest on approximately 90% of customer free credit balances.

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

     Other Services
     --------------

          At March 31, 2001, the Company served as a non-bank custodian for approximately 352,000 IRA's, 29,000 Simplified Employee Pension Plans and 15,000 Qualified Plans.

     Registrations and Exchange Memberships
     --------------------------------------

          Legg Mason Wood Walker is registered as a broker-dealer with the Securities and Exchange Commission ("SEC"), is a member of the NYSE, the American Stock Exchange, the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investors Protection Corporation ("SIPC"), and is registered as a futures commission merchant with the Commodity Futures Trading Commission. In addition, Legg Mason Wood Walker is a member of the Philadelphia, Pacific, Cincinnati, Boston and Chicago stock exchanges.

Capital Markets Business Segment
--------------------------------

          The Capital Markets business segment, which is conducted primarily through Legg Mason Wood Walker, consists of the Company's equity and fixed income institutional sales and trading, syndicate, and corporate and public finance activities.

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

          Transactions are executed by the Company acting as broker or as principal. The Company offers discounts from its commission schedule to its institutional customers. The size of such discounts varies with the size of particular transactions and other factors. For the fiscal years ended March 31, 2001, 2000 and 1999, revenues derived from securities transactions for institutional investors constituted approximately 21%, 20% and 18%, respectively, of total revenues from securities transactions and 8%, 8% and 7% of the Company's net revenues.

     Principal Transactions
     ----------------------

          The Company makes primary markets in equity securities that are traded on the Nasdaq Stock Market. The Company is also an active market maker and distributor of municipal bonds, particularly bonds issued by municipalities located in the Mid-Atlantic and Southern regions.

          As of March 31, 2001, the Company made markets in equity securities of approximately 250 corporations, including corporations for which the Company has acted as a managing or co-managing underwriter. The Company has 49 traders involved in trading corporate equity and debt securities, 15 in trading municipal securities, 6 in trading government securities and 6 in trading mortgage-backed securities.

          The Company's market-making activities are also conducted with other dealers, and with institutional and individual customers of its branch office system. Mark-ups and mark-downs from market-making activities are allocated to the Private Client business segment when the transaction involves an individual client. In making markets in equity and debt securities, the Company maintains positions in such securities to service its customers and accordingly exposes its own capital to the risk of fluctuations in market value. While the Company seeks to avoid substantial market risk, and may engage in hedging transactions to minimize risk, it does, nonetheless, realize profits and losses from market fluctuations. Trading profits (or losses) depend upon the skills of the employees engaged in market making, the amount of capital allocated to positions in securities and the general level of activity and trend of prices in the securities markets.

     Investment Banking
     ------------------

          Corporate and Municipal Finance

          The Company participates as an underwriter in public offerings of corporate debt and equity issues as well as municipal securities. The Company also serves as manager or co-manager of corporate and municipal offerings.

          The following tables set forth, for the periods indicated, (i) the total number and dollar amount of corporate stock and bond and municipal bond offerings managed or co-managed by the Company, and (ii) the total number and dollar amount of its underwriting participations in those offerings and in offerings managed by others.

                                 Managed or Co-Managed Offerings
                 ---------------------------------------------------------------
Calendar Year            Number of Issues            Amount of Offering
-------------            ----------------            ------------------
                  Corporate        Municipal    Corporate         Municipal
                  ---------        ---------    ---------         ---------

  1996               33               258    $3,808,000,000   $ 5,555,638,000
  1997               76               224     8,453,000,000     7,208,000,000
  1998               45               223     8,090,054,000     8,381,696,000
  1999               40               158     5,270,873,000    10,167,029,000
  2000               25               158     4,821,910,000     4,350,577,000

                                    Underwriting Participations
                  ------------------------------------------------------------
Calendar Year         Number of Issues              Amount of Participation
-------------         ----------------              -----------------------
                  Corporate        Municipal    Corporate         Municipal
                  ---------        ---------    ---------         ---------

  1996              427               246    $1,313,233,000   $   587,548,000
  1997              298               198     1,380,000,000       936,668,000
  1998              153               237       827,443,000     1,476,674,000
  1999              206               159       697,336,000     1,118,887,000
  2000              146               162       705,899,000       409,059,000

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

          At March 31, 2001, the Company had 115 professionals engaged in investment banking activities, including 78 in corporate finance and 37 in municipal finance.

     Merchant Banking
     ----------------

          Legg Mason Merchant Banking, Inc. manages private equity funds sponsored by the Company. As of March 31, 2001, Legg Mason Merchant Banking, Inc. managed Legg Mason Capital Partners, L.P., a private equity fund raised by the Company in September 1996 which has commitments for approximately $41 million in capital, and Legg Mason Capital Partners II, L.P., a private equity fund raised in February 2000 which has commitments for approximately $100 million in capital.

Other Business Segment
----------------------

          The Other businesses are principally the Company's real estate service business, conducted through Legg Mason Real Estate Services, Inc.

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

          As of March 31, 2001 and 2000, the commercial mortgage servicing portfolio of LMRES was $7.6 billion and $9.4 billion, respectively.

Research
--------

          The Company employs 42 analysts who develop investment recommendations and market information with respect to companies and industries. Legg Mason Wood Walker's research has focused on the identification of securities of financially sound, well-managed companies that appear to be undervalued in relation to their long-term earning power or the value of underlying assets. The Company's equity research also focuses on companies in certain business sectors, including companies in the biotechnology, consumer services, financial services, industrial, real estate investment trust, technology and telecommunications sectors. The Company's research services are supplemented by research services purchased from outside firms.

          The Company's clients do not pay for research services directly, although the Company is often compensated for its research services by institutional clients through the direction of brokerage transactions to the Company for execution. The Company believes that its research activities are important in attracting and retaining institutional and individual brokerage clients.

Administration
--------------

          Administrative and operations personnel are responsible for the processing of securities transactions; receipt, identification and delivery of funds and securities; internal financial controls; office services; custody of customers' securities; and the handling of margin accounts. At March 31, 2001, the Company had approximately 335 full-time employees performing such functions.

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

Employees
---------

          At March 31, 2001, the Company had approximately 5,380 employees.
None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory. However, competition for experienced financial services personnel, especially financial advisors and investment management professionals, is keen and from time to time the Company may experience a loss of valuable personnel.

          The Company recognizes the importance of hiring and training financial advisors. The Company trains new financial advisors who are required to take examinations given by the NYSE, the NASD and various states in order to be registered and qualified, and maintains ongoing training for financial advisors.

Competition
-----------

          The Company is engaged in an extremely competitive business. Its competition includes, with respect to one or more aspects of its business, numerous national, regional and local asset management firms and broker-dealers, and commercial banks and thrift institutions. Many of these organizations have substantially more personnel and greater financial resources than the Company. Discount brokerage firms oriented to the individual investor market, including firms affiliated with banks and mutual fund organizations and on-line brokerage firms, are devoting substantial funds to advertising and direct solicitation of customers in order to increase their share of commission dollars and other securities-related income. In many instances, the Company is competing directly with such organizations. The Company also competes for investment funds with banks, insurance companies and investment companies. The principal competitive factors relating to the Company's business are the quality of advice and services provided to investors and the price of those services.

          Competition in the Company's business periodically has been affected by significant developments in the securities industry. See "Factors Affecting the Company and the Financial Services Industry -- Industry Changes and Competitive Factors."

Regulation
----------

          The financial services industry in the United States is subject to extensive regulation under both Federal and state laws. The SEC is the Federal agency charged with administration of the Federal securities laws. Financial services firms are also subject to regulation by state securities commissions in those states in which they do business. In addition, securities firms are subject to regulation by various foreign governments, securities exchanges, central banks and regulatory bodies, particularly in those countries where they have established offices.

          The Company's asset management subsidiaries and the Company-sponsored mutual funds are subject to extensive regulation. The U.S. asset management subsidiaries of the Company are registered as investment advisers with the SEC. The U.S. asset management subsidiaries are also required to make notice filings in certain states. Virtually all aspects of the asset management business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit the asset management clients and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict an investment advisor from conducting its asset management business in the event that it fails to comply with such laws and regulations. Possible sanctions which may be imposed for such failure include the suspension of individual employees, limitations on the asset management subsidiary engaging in the asset management business for specified periods of time, the revocation of registrations, other censures and fines. A regulatory proceeding, regardless of whether it results in a sanction, can require substantial expenditures and can have an adverse effect on the reputation of an asset manager.

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

          The Company's broker-dealer subsidiaries are required by federal law to belong to the SIPC. When the SIPC fund falls below a certain amount, members are required to pay annual assessments of up to 1% of adjusted gross revenues. As a result of adequate fund levels, each of the Company's broker-dealer subsidiaries was required to pay the minimum annual assessment of $150 in fiscal 2001. The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. The Company purchases a bond that provides additional protection for securities of up to $24,500,000 per customer.

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

          Rule 15c3-1 provides that a broker-dealer doing business with the public shall not permit its aggregate indebtedness to exceed 15 times its net capital (the "primary method") or, alternatively, that it not permit its net capital to be less than 2% of its aggregate debit items (primarily receivables from customers and broker-dealers) computed in accordance with Rule 15c3-1. As of March 31, 2001, the Company's broker-dealer subsidiaries had aggregate net capital of $291 million, which exceeded the minimum net capital requirements by $269 million.

          Under NYSE Rule 326, Legg Mason Wood Walker as a member organization that carries customer accounts, would be required to reduce its business activities if its net capital, as defined, was less than 4% of aggregate debit items, as defined, and would be precluded from expanding its business if its net capital was less than 5% of aggregate debit items. As of March 31, 2001, Legg Mason Wood Walker's net capital was 26% of its aggregate debit items.

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

Outstanding Subordinated Liabilities
------------------------------------

          Legg Mason Wood Walker has incurred subordinated liabilities ("Subordinated Liabilities") which it is permitted to treat as capital for the purposes of the Uniform Net Capital Rule and NYSE Rules 325 and 326. The Subordinated Liabilities instruments issued by Legg Mason Wood Walker provide that such liabilities shall be subordinated in right of payment to the prior payment in full, or provision for such payment, of all obligations to all other present and future creditors of Legg Mason Wood Walker (except for other Subordinated Liabilities similarly subordinated). At March 31, 2001, Legg Mason Wood Walker had $35 million of Subordinated Liabilities outstanding, due to Legg Mason, Inc. The Subordinated Liabilities may, with the prior written consent of the NYSE, be prepaid in whole or in part at any time after such Subordinated Liabilities have been outstanding for more than one year. Legg Mason Wood Walker may not pay or permit the payment or withdrawal of any Subordinated Liability if, after giving effect to such payment or withdrawal, its net capital would be less than 5% (6% in the case of the Subordinated Liability due to Legg Mason, Inc.) of aggregate debit items. See Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Factors Affecting the Company and the Financial Services Industry
-----------------------------------------------------------------

          The financial services industry is characterized by frequent change, the effects of which have been difficult to predict. In addition to an evolving regulatory environment, the industry has been subject to radical changes in pricing structure, alternating periods of contraction and expansion and intense competition from within and outside the industry. As used in this section, the terms "we," "us" and "our" refer to Legg Mason, Inc. and its subsidiaries.

  Importance of Investment Performance
  ------------------------------------

          We believe that investment performance is one of the most important factors affecting the growth of assets under management for a company in the asset management business. Poor investment performance could impair the revenues and growth of a company like us because:

     . existing clients might withdraw funds in favor of better performing products, which would result in lower investment advisory fees; or

     . the company's ability to attract funds from existing and new clients might diminish.

        If revenues decline without a commensurate reduction in expenses, net income will be reduced.

  Assets Under Management May Be Withdrawn
  ----------------------------------------

        Investment advisory and administrative contracts are generally terminable at will or upon relatively short notice, and mutual fund investors may redeem their investments in the funds at any time without prior notice. Institutional and individual clients can terminate their relationships with an asset manager, reduce the aggregate amount of assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, loss of key investment management personnel, and financial market performance. In a declining stock market the pace of mutual fund accelerate. Poor performance relative to other investment management firms tends to result in decreased purchases of fund shares, increased redemptions of fund shares, and the loss of institutional or individual accounts. The decrease in revenues that could result from any such event could have a material adverse effect on our business.

     Fluctuating Securities Volume and Prices
     ----------------------------------------

          There are substantial fluctuations in volume and price levels of securities transactions in the financial services industry. These fluctuations can occur on a daily basis and over longer periods as a result of national and international economic and political events, and broad trends in business and finance, as well as interest rate movements. Reduced volume and prices generally result in lower brokerage and investment banking revenues, losses from trading as principal and from underwriting, and loss or reduction in incentive and performance fees. Periods of reduced volume will adversely affect profitability because fixed costs remain relatively unchanged. To the extent that purchases of securities are permitted to be made on margin, securities firms also are subject to risks inherent in extending credit. These risks are particularly high during periods of rapidly declining markets because a market decline could reduce collateral value below the amount of a customer's indebtedness. The business cycle of our different operations and subsidiaries may occur contemporaneously. Consequently, the effect of an economic downturn may have a magnified negative effect on our business. In a period of reduced margin usage by clients, the interest profit of a securities firm may be adversely affected. In the past, heavy trading volume has caused clearance and processing problems for securities firms, and this could occur in the future. In addition, securities firms face risk of loss from errors that can occur in the execution and settlement process. See "Administration."

          A large portion of our revenues are derived from investment advisory contracts with clients. Under these contracts, the investment advisory fees we receive are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities generally may cause our revenues and income to decline by:

     . causing the value of our assets under management to decrease, which would result in lower investment advisory fees; or

     . causing our clients to withdraw funds in favor of investments they perceive offer greater opportunity or lower risk, which would also result in lower investment advisory fees.

          If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced.

     Industry Changes and Competitive Factors
     ----------------------------------------

          The financial services industry has had considerable consolidation as numerous financial services firms have either been acquired by other financial services firms or ceased operations. In many cases, this has resulted in firms with greater financial resources than us. In addition, a number of heavily capitalized companies that were not previously engaged in the financial services business have made investments in and acquired financial services firms. Increasing competitive pressures in the financial services industry require firms of our size to offer to their customers many of the services that are provided by much larger firms that have substantially greater resources than us. A sizable number of new asset management firms and mutual funds have been established in recent years, increasing competition in that area of our activities.

          An increasing number of firms that offer discount brokerage services to individual investors have been established in recent years. Included in these firms are on-line brokerage firms and affiliates of banks and mutual fund organizations. These firms generally effect transactions at substantially lower commission rates on an "execution only" basis, including through the Internet, without offering other services like investment and financial advice and research that are provided by "full-service" brokerage firms such as us. Some of these discount brokerage firms have increased the range of services that they offer. Continued increases in the number of discount brokerage firms and services provided by these firms may adversely affect us.

          In addition, some full-service brokerage firms have begun to provide to customers discount services, including on-line trading over the Internet. In response to the substantial recent growth in the availability of, and investor demand for, on-line securities trading, we began to offer our clients the ability to execute certain securities transactions on-line during fiscal year 2000. Our private client business may be adversely affected by the growing demand for and availability of on-line securities trading, including our provision of on-line trading services at competitive prices.

          Certain institutions, notably commercial banks and thrift institutions, have become a competitive factor in the financial services industry by offering investment banking and corporate and individual financial services traditionally provided only by securities firms. Commercial banks, generally, are expanding their securities activities and their activities relating to the provision of financial services, and are deriving more revenue from these activities. In addition, in November 1999, legislation was passed that effectively repealed certain laws that separated commercial banking, investment banking and insurance activities. This legislation allows commercial banks, securities firms and insurance firms to affiliate, which may accelerate consolidation and lead to increasing competition in markets traditionally dominated by investment banks and brokerage firms. Continued expansion of the type and extent of competitive services that banks and other institutions offer or further repeal or modification of administrative or legislative barriers may adversely affect firms such as us that are heavily oriented to individual investors.

     Acquisitions
     ------------

          As part of our business strategy, we review acquisitions in the ordinary course and regularly engage in discussions with respect to potential acquisitions, some of which may be material. Acquisitions involve a number of risks and present financial, managerial and operational challenges, including:

     . adverse effects on our reported earnings per share under current accounting rules, which are expected to change, due to the amortization of intangible assets associated with the acquisitions;

     .    existence of unknown liabilities; and

     .    potential disputes with the sellers.

An acquisition increases the risk that any business may lose customers or employees, including key employees of the acquired business. An acquired business could underperform relative to our expectations and we may not realize the value we expect from the acquisition. Adverse market conditions or poor investment or other performance by an acquired company may adversely affect revenue and, in the case of an asset manager, its assets under management. We could also experience financial or other setbacks if an acquired company has problems of which we are not aware. Future acquisitions may further increase our leverage or, if we issue equity securities to pay for the acquisitions, dilute the holdings of our existing stockholders.

     Regulation
     ----------

          Our business is subject to regulation by various regulatory authorities that are charged with protecting the interests of broker-dealers' and investment advisers' customers. See "Regulation."

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

     Litigation
     ----------

          Many aspects of our business involve substantial risks of liability. In the normal course of business, our subsidiaries have been named as defendants or co-defendants in lawsuits seeking substantial damages. We are also involved from time to time in governmental and self-regulatory agency investigations and proceedings. There has been an increased incidence of litigation in the financial services industry in recent years, including customer claims as well as class action suits seeking substantial damages. See "Item 3. Legal Proceedings."

     International Operations
     ------------------------

     A number of our subsidiaries operate in Canada and the United Kingdom on behalf of Canadian and UK clients. Our international operations require us to comply with the legal requirements of foreign jurisdictions and expose us to the political consequences of operating in foreign jurisdictions. Our foreign business operations are also subject to the following risks:

       . difficulty in managing, operating and marketing our international operations;

       . fluctuations in currency exchange rates which may result in substantial negative effects on assets under management; and

       . significant adverse changes in foreign legal and regulatory environments.

Item 2.   Properties.
------    ----------

          The Company currently leases all of its office space. The Company's headquarters, Baltimore sales office and other functions are located in an office building in which the Company is the major tenant, currently occupying approximately 370,000 square feet with annual base rent of approximately $7.8 million. The initial term of the lease will expire in 2009, with two renewal options of eight years each.

          During 2001, the Company's brokerage operations and technology functions were relocated to a new office building in which the Company is the sole tenant, currently occupying approximately 120,000 square feet with annual base rent of approximately $1.9 million. The initial term of the lease will expire in 2011, with three renewal options of five years each.


          Information concerning the location of the Company's sales offices is contained in Item 1 of this Report. See Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Item 3.   Legal Proceedings.
------    -----------------

          The Company's subsidiaries have been named as defendants or co-defendants in various lawsuits alleging substantial damages and have been involved in certain governmental and self-regulatory agency investigations and proceedings. Some of these proceedings relate to public offerings of securities in which one or more subsidiaries of the Company participated as a member of the underwriting syndicate. The Company is also aware of litigation against certain underwriters of offerings in which one or more subsidiaries of the Company was a participant, but where the subsidiary is not now a defendant. In these latter cases, it is possible that a subsidiary may be called upon to contribute to settlements or judgments. While the ultimate resolution of pending litigation and other matters cannot be currently determined, in the opinion of management, after consultation with legal counsel, pending litigation will not have a material adverse effect on the consolidated financial statements of the Company. However, if during any period a potential adverse contingency should become probable, the results of operations in that period could be materially affected.

Item 4.   Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------

          None.

Item 4A.  Executive Officers of the Company.
-------   ---------------------------------

          Information (not included in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders) regarding certain executive officers of the Company is as follows:

          Peter L. Bain, age 42, was named head of the wealth managers investment advisory group of the Company in June 2000. From 1995 to 2000, Mr. Bain was a Managing Director of Berkshire Capital Corporation, a privately held investment bank, and from 1997 to 2000 he was a member of the Management Committee of that company. Mr. Bain is responsible for the strategic direction of the Company's wealth managers investment advisory subsidiaries and for ongoing acquisition strategy in the wealth managers market sector.

          F. Barry Bilson, age 48, was elected Senior Vice President of the Company in October 1998. Mr. Bilson was Vice President-Finance of the Company from June 1984 through October 1998. Mr. Bilson has served in various financial management capacities since joining the Company in 1981, and presently has responsibility for business development projects and proprietary mutual fund accounting. Mr. Bilson is a certified public accountant.

          Charles J. Daley, Jr., age 39, became Vice President of the Company in July 1999 and of Legg Mason Wood Walker in January 1999. He has served as Controller of the Company and of Legg Mason Wood Walker since September 1997. From September 1988 through September 1997, he served as Assistant Controller of the Company and Legg Mason Wood Walker. Mr. Daley is a certified public accountant.

          Robert G. Donovan, age 56, was elected an Executive Vice President of the Company in January 1998 and of Legg Mason Wood Walker in February 1998. He became a Senior Vice President of Legg Mason Wood Walker in 1990. Mr. Donovan has responsibility for the securities brokerage operations function of Legg Mason Wood Walker.

          Thomas P. Mulroy, age 40, was elected Senior Vice President of the Company in July 2000 and an Executive Vice President of Legg Mason Wood Walker in November 2000. He became a Senior Vice President of Legg Mason Wood Walker in September 1998. From 1986 through 1998, Mr. Mulroy held various positions in Legg Mason Wood Walker's capital markets operations. Mr. Mulroy has responsibility for Legg Mason Wood Walker's equity research, institutional equity sales and trading departments and New York Stock Exchange floor operations.

          Robert F. Price, age 53, became Secretary of the Company in July 2000 and of Legg Mason Wood Walker in November 2000, and has been Senior Vice President and General Counsel of the Company and of Legg Mason Wood Walker since November 1998. From September 1991 through August 1997, Mr. Price was Secretary and General Counsel of Alex. Brown Incorporated. From September 1997 until October 1998, Mr. Price was a Managing Director of BT Alex. Brown Incorporated, a wholly owned subsidiary of Bankers Trust Corporation.

          Robert G. Sabelhaus, age 53, became Senior Vice President of the Company in July 2000 and Executive Vice President of Legg Mason Wood Walker in August 1993. Mr. Sabelhaus is an executive officer in the private client brokerage division of Legg Mason Wood Walker.

          Timothy C. Scheve, age 43, became a Senior Executive Vice President of the Company in July 2000 and of Legg Mason Wood Walker in November 2000. He had been Executive Vice President of the Company and of Legg Mason Wood Walker since January 1998 and was Treasurer of the Company from January 1992 to April 1999 and of Legg Mason Wood Walker from August 1992 to January 1999. Mr. Scheve has served in various financial and administrative capacities since joining the Company in 1984, and presently has primary responsibility for the Company's administrative functions.

          Thomas L. Souders, age 54, became Senior Vice President and Treasurer of the Company in October 1999 and became Senior Vice President and Chief Financial Officer of Legg Mason Wood Walker in September 1999. From August 1998 until September 1999, he was engaged in private investment activities. From April 1986 until July 1998, he was the Chief Financial Officer of Wheat First Butcher Singer, Inc., a financial services company. Mr. Souders is the Chief Financial Officer of the Company.

          Elisabeth N. Spector, age 53, became a Senior Vice President of the Company and Legg Mason Wood Walker in January 1994. She has general responsibilities in business and financial strategy.

          Joseph A. Sullivan, age 43, became a Senior Vice President of the Company in July 2000 and of Legg Mason Wood Walker in August 1994. He manages Legg Mason Wood Walker's fixed income capital markets operations and has responsibility for the oversight of the taxable and municipal fixed income banking, trading, institutional sales, and research departments of Legg Mason Wood Walker. He is a member of the Board of Directors of the Bond Market Association.

          Edward A. Taber, III, age 57, became a Senior Executive Vice President of the Company in July 1995 and an Executive Vice President of the Company in September 1992. He has overall responsibility for the Company's investment management activities. Mr. Taber is a director or trustee of ten funds and President of six funds within the Legg Mason mutual funds complex.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
------   ----------------------------------------------------------------------

         Shares of Legg Mason, Inc. common stock are listed and traded on the New York Stock Exchange (symbol LM). As of March 31, 2001, there were 2,331 holders of record of the Company's common stock. Information with respect to the Company's dividends and stock prices is as follows:


                                       Quarter ended

-------------------------------------------------------------------------------
                               Mar. 31     Dec. 31    Sept. 30    June 30
-------------------------------------------------------------------------------
Fiscal 2001
Cash dividend per share/(1)/   $  .09      $  .09      $  .09     $  .08
Stock price range:
  High                          56.99       59.63       60.25      52.38
  Low                           40.15       42.88       47.63      35.13


Fiscal 2000
Cash dividend per share/(2)/   $  .08      $  .08      $  .08     $ .065
Stock price range:
  High                          51.25       41.75       40.94      42.88
  Low                           30.69       30.63       32.56      31.06

-------------------------------------------------------------------------------
(1) Excluding $.16 per share declared by Perigee Inc. prior to being acquired in the quarter ended June 30, 2000.
(2)  Excluding $.60 per share declared by Perigee Inc. in fiscal 2000.

Item 6. Selected Financial Data/(1)/
------  ----------------------------
(Dollars in thousands except per share amounts)

                                                                                    Years ended March 31,
                                                                2001          2000          1999          1998          1997
----------------------------------------------------------------------------------------------------------------------------------
Operating Results
Total revenues                                            $1,536,253    $1,399,585    $1,070,670    $  909,306    $  678,033
Interest expense                                             175,389       134,382        94,974        73,776        43,388
----------------------------------------------------------------------------------------------------------------------------------
Net revenues                                               1,360,864     1,265,203       975,696       835,530       634,645
Non-interest expenses                                      1,095,044     1,010,765       818,885       707,965       538,847
----------------------------------------------------------------------------------------------------------------------------------
Earnings before income tax provision                         265,820       254,438       156,811       127,565        95,798
Income tax provision                                         109,590       104,025        63,537        52,258        39,020
----------------------------------------------------------------------------------------------------------------------------------
Net earnings                                              $  156,230    $  150,413    $   93,274    $   75,307    $   56,778
----------------------------------------------------------------------------------------------------------------------------------
Per Common Share/(2)/
Earnings per share:
 Basic                                                    $     2.45    $     2.43    $     1.57    $     1.26    $     1.01
 Diluted                                                        2.30          2.27          1.48          1.19           .93
Weighted average shares outstanding (in thousands):
 Basic                                                        63,793        61,868        59,516        59,611        56,318
 Diluted                                                      67,916        65,967        62,836        63,187        61,165
Dividends declared/(3)/                                   $     .350    $     .305    $     .250    $     .214    $     .191
Book value                                                     14.14         12.09          9.51          8.48          7.37
----------------------------------------------------------------------------------------------------------------------------------
Financial Condition
Total assets                                              $4,687,626    $4,812,107    $3,500,202    $2,856,389    $1,907,510
Senior notes                                                  99,770        99,723        99,676        99,628        99,581
Notes payable of finance subsidiaries/(4)/                   119,200       239,268            --            --            --
Stockholders' equity                                         927,720       770,808       571,969       510,808       435,043
----------------------------------------------------------------------------------------------------------------------------------

/(1)/Restated to reflect all pooling of interests transactions.
/(2)/Adjusted to reflect all stock splits.
/(3)/Excluding $.16, $.60 and $.19 per share declared by Perigee Inc. prior to acquisition in 2001, 2000 and 1999, respectively.
/(4)/Non-recourse, secured fixed-rate notes of LeggMason Investors finance subsidiaries, the proceeds of which are invested in financial instruments with similar maturities. See Notes 2 and 7 of Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of
------  ---------------------------------------
Results of Operations and Financial Condition
---------------------------------------------

Business Description

Legg Mason, Inc. ("Parent") and its subsidiaries (collectively, the "Company") are principally engaged in providing asset management, securities brokerage, investment banking and related financial services to individuals, institutions, corporations and municipalities. The Company's profitability is sensitive to a variety of factors including the volume of trading in securities, the volatility and general level of securities prices, and the demand for investment banking and mortgage banking services.

  During fiscal 2001, U.S. equity markets were volatile and weakened from the unprecedented strong market and economic conditions experienced during fiscal 2000. Despite weak U.S. and global markets, the Company achieved a sixth consecutive year of record net revenues and net earnings, attributable to growth in its asset management activities. Total assets under management for institutions, Company-sponsored mutual funds and private accounts managed by the Company's subsidiaries were $140 billion at March 31, 2001, up 25% from $112 billion a year earlier (excluding assets of approximately $14 billion managed by Perigee Investment Counsel Inc. ("Perigee")). Revenues from asset management activities tend to be more stable than those from private client and capital markets activities because they are affected less by changes in securities market conditions. Revenues from asset management activities, portions of which are included in the asset management and private client segments, represented 48% of the Company's net revenues in fiscal 2001.

  The Company's asset management activities and their contribution to operating results have grown significantly through both internal growth and acquisition over the past ten years. On February 5, 2001, the Company acquired an approximate 70% interest in Barrett Associates, Inc. ("Barrett"), a high net worth asset manager, in a transaction accounted for as a purchase. On May 26, 2000, the Company acquired Perigee, one of Canada's leading institutional investment managers. This acquisition was accounted for as a pooling of interests and, therefore, the financial statements have been restated as though the acquisition had been completed at the beginning of each period presented. During fiscal 2000, the Company acquired Berkshire Asset Management, Inc. ("Berkshire") and LeggMason Investors Holdings plc ("LeggMason Investors"), formerly Johnson Fry Holdings PLC, and entered into a joint venture with Bingham Dana LLP. At March 31, 2001, Berkshire managed assets of approximately $500 million, and LeggMason Investors managed assets of approximately $1.8 billion. See Note 2 of Notes to Consolidated Financial Statements for additional information regarding these acquisitions.

  During fiscal 2001, net interest income continued to be a stable, growing source of earnings, primarily as a result of substantial growth in retail brokerage margin loan and customer credit balances and larger firm investment balances. However, during the fourth fiscal quarter, net interest income declined due to lower retail brokerage margin loan balances.

  Results of any individual period should not be considered representative of future profitability. Many of the Company's activities have fixed operating costs that do not decline with reduced levels of business activity. While the Company attempts to reduce costs, particularly during periods of low volume, it does not, as a general rule, attempt to do so through personnel reductions. Accordingly, sustained periods of unfavorable market conditions may affect profitability adversely.

  The Company operates within four business segments: Asset Management, Private Client, Capital Markets and Other. Operations contained within each business segment and each business segment's financial information for the last three fiscal years are summarized below:


Asset Management
(in millions)
                                                     Years ended March 31,
                                                   -------------------------
                                                     2001     2000     1999
----------------------------------------------------------------------------
Net revenues..................................     $445.0   $376.7   $289.4
Pre-tax earnings..............................      132.3    129.5     87.3

  Asset Management provides investment advisory services to Company-sponsored mutual funds and asset management for institutional and individual clients.


Private Client
(in millions)
                                                     Years ended March 31,
                                                   -------------------------
                                                     2001     2000     1999
----------------------------------------------------------------------------
Net revenues..................................     $707.4   $694.2   $523.8
Pre-tax earnings..............................      113.3    114.2     70.7

  Private Client distributes a wide range of financial products through its branch distribution network, including equity and fixed income securities, proprietary and non-affiliated mutual funds and annuities. Net interest profit from customers' margin loan and credit account balances is included in this business segment.


Capital Markets
(in millions)
                                                     Years ended March 31,
                                                   -------------------------
                                                     2001     2000     1999
----------------------------------------------------------------------------
Net revenues..................................     $174.3   $157.1   $126.8
Pre-tax earnings..............................       15.5      5.0      8.5

  Capital Markets consists of the Company's equity and fixed income institutional sales and trading, syndicate, and corporate and public finance activities. Sales credits associated with underwritten offerings are reported in Private Client when sold through retail distribution channels and in Capital Markets when sold through institutional distribution channels. This business segment also includes realized and unrealized gains and losses on merchant banking activities, private equity activities and warrants acquired in connection with investment banking activities.


Other
(in millions)
                                                     Years ended March 31,
                                                   -------------------------
                                                     2001     2000     1999
----------------------------------------------------------------------------
Net revenues..................................      $34.2    $37.2    $35.7
Pre-tax earnings..............................        4.7      5.7     (9.7)

  Other consists principally of the Company's real estate service business. In 1999, pre-tax earnings included a non-cash deferred compensation expense of $10.4 million related to a change in accounting treatment for a non-qualified deferred compensation stock plan. See Note 13 of Notes to Consolidated Financial Statements.

Results of Operations

The following table sets forth, for the periods indicated, items in the Consolidated Statements of Earnings as percentages of net revenues and the increase (decrease) by item as percentages of the amount for the previous period:

                                                Percentage of Net Revenues      Period to Period Change
                                           -----------------------------------  -----------------------
                                                    Years ended March 31,          2001        2000
                                           -----------------------------------   Compared    Compared
                                            2001          2000          1999     to 2000     to 1999
-------------------------------------------------------------------------------------------------------
Revenues
 Investment advisory and related fees....   48.1%         44.5%         42.5%      16.1%      35.9%
 Commissions.............................   26.3          28.7          28.7       (1.2)      30.0
 Principal transactions..................    9.2          10.0           9.6       (1.4)      34.2
 Investment banking......................    4.8           5.5           7.8       (4.4)      (9.5)
 Interest................................   20.7          17.6          16.4       26.5       39.0
 Other...................................    3.8           4.3           4.7       (7.2)      19.3
  Total revenues.........................  112.9         110.6         109.7        9.8       30.7
 Interest expense........................   12.9          10.6           9.7       30.5       41.5
  Net revenues...........................  100.0         100.0         100.0        7.6       29.7
Non-Interest Expenses
 Compensation and benefits...............   59.1          59.3          60.4        7.3       27.4
 Communications and technology...........    7.6           7.0           7.5       16.3       19.9
 Occupancy...............................    3.8           3.8           4.2        7.3       16.0
 Floor brokerage and clearing fees.......    0.6           0.6           0.7       (1.5)      17.2
 Non-cash deferred compensation..........     --          (0.1)          1.1         NM         NM
 Other...................................    9.4           9.3          10.0        9.3       20.1
  Total non-interest expenses............   80.5          79.9          83.9        8.3       23.4
Earnings Before Income Tax Provision.....   19.5          20.1          16.1        4.5       62.3
 Income tax provision....................    8.0           8.2           6.5        5.3       63.7
Net Earnings.............................   11.5%         11.9%          9.6%       3.9       61.3
-------------------------------------------------------------------------------------------------------

NM-Not meaningful

Fiscal 2001 Compared with Fiscal 2000

In fiscal 2001, revenues, net earnings and earnings per share were higher than in the prior fiscal year as the Company achieved record levels for the sixth consecutive year. Net revenues increased 8% to $1.4 billion. Total revenues were $1.5 billion, an increase of 10% from revenues of $1.4 billion in fiscal 2000. Net earnings were $156.2 million, up 4% from net earnings in the prior fiscal year. Basic earnings per share increased 1% to $2.45 from $2.43. Diluted earnings per share increased 1% to $2.30 from $2.27.

Revenues

Investment Advisory and Related Fees

Investment advisory and related fees increased 16% to $654.0 million as a result of growth in average assets under management in fixed income investment advisory accounts, fee-based brokerage accounts and Company-sponsored mutual funds. In addition, fiscal 2001 includes a full year of fees earned by LeggMason Investors, acquired in December 1999.

Investment Advisory Revenues and
Assets Under Management


Investment Advisory
  and Related Fee             Assets Under
     Revenues                  Management
 (in millions, "M")        (in billions, "B")

      $654.0M                   $139.9B
      $563.5M                   $111.8B
      $414.7M                   $88.9B
      $315.8M                   $71.0B
      $221.6M                   $43.8B

Commissions

Commission revenues declined 1% to $358.6 million in fiscal 2001, primarily as a result of a decrease in the volume of over-the-counter retail securities transactions, partially offset by an increase in the volume of listed institutional securities transactions and sales of non-proprietary mutual funds.

Principal Transactions

Revenues from principal transactions decreased 1% to $124.6 million, principally as a result of lower equity trading profits.

Investment Banking

Investment banking revenues declined 4% to $65.9 million, primarily as a result of a decline in fees from equity and municipal underwritings.

Interest Revenue and Expense

Interest revenue increased 27% to $282.2 million as a result of increases in customer margin loan balances and firm investments, predominantly funds segregated for regulatory purposes, and higher average interest rates.

  Interest expense increased 31% to $175.4 million, primarily due to larger interest-bearing customer credit balances and higher average interest rates.

  The Company's net interest profit increased 21% to $106.8 million in fiscal 2001 from $88.6 million in fiscal 2000.

Other Revenues

Other revenues declined 7% to $51.1 million, primarily as a result of an unrealized gain recognized in fiscal 2000 on warrants acquired in connection with a private placement for a company which went public last year. In addition, during fiscal 2001, the Company recorded unrealized losses on these warrants reflecting a decline in market value. Both periods also include gains on the sale of merchant banking investments.

Expenses

Compensation and Benefits

Compensation and benefits expense increased 7% to $804.8 million as a result of higher fixed compensation costs, primarily attributable to an increase in the number of employees, and higher incentive and sales compensation related to asset management activities.

  A substantial part of compensation expense fluctuates in proportion to the level of business activity. Other compensation costs, primarily salaries and benefits, are fixed and may not decline with reduced levels of business activity. Therefore, profitability may be affected adversely by sustained periods of unfavorable market conditions or slow revenue growth in acquired businesses or new product areas.

Communications and Technology

Communications and technology expense increased 16% to $102.8 million due to new and expanded branch office locations, increased investments in technology, and increased quote and telephone usage due to an increase in the number of employees.

Occupancy

Occupancy costs increased 7% to $51.7 million as a result of additional costs for new and expanded branch office locations and the impact of acquired companies.

Floor Brokerage and Clearing Fees

Floor brokerage and clearing fees decreased 2% to $7.7 million, reflecting the decline in securities transaction volume.

Other Expenses

Other expenses increased 9% to $128.1 million. This increase is primarily attributable to the impact of a full year of expenses of LeggMason Investors, increased promotional expenses, costs associated with the acquisition of Perigee and increased intangible amortization expense related to acquired companies.

Income Tax Provision

The income tax provision rose 5% to $109.6 million in fiscal 2001 as a result of increased pre-tax earnings and an increase in the Company's effective tax rate to 41.2% in fiscal 2001 from 40.9% in the prior year. The increase in the effective tax rate is primarily attributable to non-deductible foreign losses and higher statutory tax rates in foreign jurisdictions.

Fiscal 2000 Compared with Fiscal 1999

In fiscal 2000, revenues, net earnings and earnings per share reached then-record levels and were substantially higher than in the prior fiscal year. Net revenues increased 30% to $1.3 billion. Total revenues were $1.4 billion, an increase of 31% from revenues of $1.1 billion in fiscal 1999. Net earnings were $150.4 million, up 61% from net earnings in the prior fiscal year. Basic earnings per share increased 55% to $2.43 from $1.57. Diluted earnings per share increased 53% to $2.27 from $1.48.

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

Revenues

Investment Advisory and Related Fees

Investment advisory and related fees increased 36% to $563.5 million as a result of growth in assets under management in Company-sponsored mutual funds, fee-based brokerage accounts and fixed income investment advisory accounts.

Commissions

Commission revenues rose 30% to $362.9 million in fiscal 2000, primarily as a result of increases in listed and over-the-counter securities transactions and increases in sales of non-affiliated mutual funds and annuity products.

Principal Transactions

Revenues from principal transactions increased 34% to $126.3 million, principally as a result of increases in sales and trading revenues from equity and fixed income securities.

Investment Banking

Investment banking revenues declined 9% to $68.9 million, primarily as a result of a decline in corporate banking advisory fees.

Interest Revenue and Expense

Interest revenue increased 39% to $223.0 million as a result of increased firm investments, predominantly funds segregated for regulatory purposes, customer margin loan balances and stock borrow balances.

  Interest expense increased 42% to $134.4 million, primarily due to larger interest-bearing customer credit balances and stock loan balances.

  As a result of significantly higher levels of stock borrow and stock loan balances, the Company's net interest margin declined to 39.7% in fiscal 2000 from 40.8% in fiscal 1999.

  The Company's net interest profit increased 35% to $88.6 million in fiscal 2000 from $65.5 million in fiscal 1999.

Other Revenues

Other revenues rose 19% to $55.0 million, primarily as a result of an unrealized gain on warrants acquired in connection with a private placement for a company which went public in the fourth quarter, a gain on the sale of a merchant banking investment and revenue recorded from capitalizing mortgage servicing assets on loans originated in fiscal 2000 as required by Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

Expenses

Compensation and Benefits

Compensation and benefits expense increased 27% to $750.2 million as a result of higher sales and incentive compensation on increased revenues and profits and higher fixed compensation costs, primarily attributable to an increase in the number of employees.

Communications and Technology

Communications and technology expense increased 20% to $88.4 million due to higher business volume, which gave rise to increased costs for trade processing, quote services, printed materials, postage and telephone usage, and increased investments in technology.

Occupancy

Occupancy costs increased 16% to $48.2 million as a result of increased costs of acquired companies and additional and expanded branch office locations.

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

Other Expenses

Other expenses increased 20% to $117.2 million. This increase is primarily attributable to the addition of expenses of LeggMason Investors, increased intangible amortization expense related to acquired companies and higher loss, error and litigation charges.

Income Tax Provision

The income tax provision rose 64% to $104.0 million in fiscal 2000 as a result of increased pre-tax earnings. The Company's effective tax rate increased to 40.9% in fiscal 2000 compared with 40.5% in the prior year.

Liquidity and Capital Resources

The Company's total assets decreased to $4.7 billion at March 31, 2001 from $4.8 billion at March 31, 2000, primarily reflecting a decline in customer margin account balances and securities borrowed. The Company's assets consist primarily of cash and cash equivalents, collateralized short-term receivables and securities. The collateralized receivables consist primarily of margin loans, securities purchased under agreements to resell and securities borrowed, all of which are secured by U.S. government and agency securities and corporate debt and equity securities. During fiscal 2001, the Company shifted its exess cash to institutional money market funds, which are included in cash equivalents, to enhance yields. Previously, the Company's excess cash was invested in securities purchased under agreements to resell. The highly liquid nature of the Company's assets provides the Company with flexibility in financing and managing its business.

  For the year ended March 31, 2001, cash and cash equivalents increased $342.9 million. Cash flows from operating activities provided $223.6 million, primarily attributable to net earnings, adjusted for non-cash charges. Investing activities include the net payment of $16.6 million for the acquisition of Barrett (see Note 2 of Notes to Consolidated Financial Statements), and $34.3 million in capital expenditures for enhancements in technology, relocation of the Company's operations and technology center and additional branch offices that opened in fiscal 2001. In addition, the decrease in securities purchased under agreements to resell, as described above, provided $170.6 million of the increase in cash and cash equivalents. Proceeds of $128.7 million, primarily from maturity of a portion of investments held by the Company's finance subsidiaries, were used to repay the related notes payable of $105.9 million which became due in fiscal 2001.

  The primary objective of the Company's capital structure and funding practices is to appropriately support the Company's business strategies as well as the regulatory capital requirements of its subsidiaries and provide needed liquidity at all times.

  The Company emphasizes diversification of funding sources and seeks to manage exposure to refinancing risk. The Company's assets are funded by payables to customers, securities loaned, bank loans, long-term debt and equity. The Company obtains short-term financing primarily on a secured basis. The secured financing is obtained through the use of securities lending agreements and secured bank loans, which are primarily collateralized by U.S. government and agency securities and corporate debt and equity securities. Short-term funding is generally obtained at rates related to federal funds, LIBOR and money market rates. The Company maintains uncommitted credit facilities from several banks and financial institutions. Uncommitted facilities consist of credit lines that the Company has been advised are available but for which no contractual lending obligations exist.

  During the quarter ended June 30, 2000, the Company arranged a new three-year, committed, unsecured $100 million credit facility, which replaced a similar $50 million facility which expired in June. The facility has restrictive covenants that require the Company, among other things, to maintain specified levels of net worth and debt-to-equity ratios. The facility is available to be used by the Company for general corporate purposes. There were no borrowings outstanding under the current facility at March 31, 2001, or under the prior facility at March 31, 2000.

  The Company has outstanding $100 million of senior notes due February 15, 2006, which bear interest at 6.5%. The notes were originally issued at a discount to yield 6.57%. At March 31, 2001, the Company had $500 million available for the issuance of additional debt or convertible debt securities pursuant to a shelf registration statement. A shelf filing permits a company to register securities in advance and then sell them when financing needs arise or market conditions are favorable. The Company intends to use the shelf for general corporate purposes including the expansion of its business. As described in Note 2 of Notes to Consolidated Financial Statements, the Company completed the acquisition of Perigee, a Canadian money manager. Under the terms of the agreement, the Company issued approximately 5.2 million exchangeable shares which are the economic equivalent of, and have the same voting, dividend and other rights as the Company's common shares.

  The Company's broker-dealer subsidiaries are subject to the requirements of the Securities and Exchange Commission's Uniform Net Capital Rule, which is designed to measure the general financial soundness and liquidity of broker-dealers. At March 31, 2001, the broker-dealer subsidiaries had aggregate net capital of $291.4 million, which exceeded minimum net capital requirements by $269.2 million. The amount of the broker-dealers' net assets that may be distributed is subject to restrictions under applicable net capital rules.

  The Company's overall capital and funding needs and capital base are continually reviewed to support the estimated needs of its businesses. The Company continues to explore potential acquisition opportunities as a means of expanding its businesses. Such opportunities may involve acquisitions that are material in size and may require the raising of additional capital.

  On May 29, 2001, the Company entered into an agreement to acquire Private Capital Management, L.P. ("PCM"), a privately owned, high net worth investment management firm. At March 31, 2001, PCM managed assets of approximately $7.1 billion. Under the terms of the agreement, the Company will pay $682 million in cash at closing, which is expected to occur during the second quarter of fiscal 2002. The transaction also includes two contingent payments based on PCM's revenue growth as of the third and fifth anniversaries of closing, with the aggregate purchase price to be no more than $1.382 billion. The acquisition will be accounted for as a purchase.

  Of the $682 million in cash required at closing, $150 million will be available from the Company's excess cash and $250 million is being raised through the private offering of zero coupon convertible notes, as described below. The Company is currently assessing its financing options with respect to the remainder of the purchase price.

  On May 31, 2001, the Company entered into a purchase agreement for the sale of $567 million principal amount at maturity of zero coupon convertible notes due in 2031 resulting in gross proceeds of approximately $250 million (including an amount covered by an exercised overallotment option). The convertible notes are being offered to qualified institutional buyers at an initial offering price of $440.70 per $1,000 principal amount at maturity. The issue price represents a yield to maturity of 2.75% per annum, with an initial conversion premium of 25% to the market value of the Company's common stock on the purchase date. Upon certain events, each note is convertible into 7.7062 shares of the Company's common stock, subject to adjustment. The Company may redeem the convertible securities for cash on or after June 6, 2006 at their accreted value. In addition, the Company may be required to repurchase the convertible securities at their accreted value, at the option of the holders, on various dates beginning on June 6, 2003. Such repurchases can be paid in cash, shares of the Company's common stock or a combination of both.

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

  In accordance with the Securities and Exchange Commission's risk disclosure requirements, the following table categorizes the Company's market risk sensitive financial instruments:


Financial Instruments with Market Risk at March 31, 2001
                                                                                  Years to Maturity
                                                              ----------------------------------------------------------
                                                              1 or less      1 to 5    5 to 10    Over 10       Total
------------------------------------------------------------------------------------------------------------------------
Fair Value
 U.S. government and agencies.............................     $ 65,061    $(23,928)   $   358    $ 4,861    $ 46,352
 Corporate debt...........................................        3,698      10,939      7,184     15,158      36,979
 State and municipal bonds................................          755       8,901     22,670     40,226      72,552
------------------------------------------------------------------------------------------------------------------------
  Total debt securities...................................       69,514      (4,088)    30,212     60,245     155,883
 Equity & other securities................................           --          --         --     10,892      10,892
------------------------------------------------------------------------------------------------------------------------
  Total...................................................     $ 69,514    $ (4,088)   $30,212    $71,137    $166,775
========================================================================================================================
Weighted Average Yield
 U.S. government and agencies.............................         5.29%       5.27%      5.03%      6.03%
 Corporate debt...........................................         5.43        6.86       6.39       7.76
 State and municipal bonds................................         4.61        4.09       4.07       4.53
------------------------------------------------------------------------------------------------------------------------


Financial Instruments with Market Risk at March 31, 2000
                                                                                  Years to Maturity
                                                              ----------------------------------------------------------
                                                              1 or less      1 to 5    5 to 10    Over 10       Total
------------------------------------------------------------------------------------------------------------------------
Fair Value
 U.S. government and agencies.............................     $ 94,859    $ (5,364)   $(4,649)   $ 6,617    $ 91,463
 Corporate debt...........................................        1,888       3,111      8,454      2,481      15,934
 State and municipal bonds................................       17,880       9,847      6,745     20,912      55,384
------------------------------------------------------------------------------------------------------------------------
  Total debt securities...................................      114,627       7,594     10,550     30,010     162,781
 Equity & other securities................................           --          --         --     20,482      20,482
------------------------------------------------------------------------------------------------------------------------
  Total...................................................     $114,627    $  7,594    $10,550    $50,492    $183,263
========================================================================================================================
Weighted Average Yield
 U.S. government and agencies.............................         5.34%       5.41%      6.25%      7.05%
 Corporate debt...........................................         5.93        6.85       7.08       7.79
 State and municipal bonds................................         4.62        4.61       4.92       5.15
------------------------------------------------------------------------------------------------------------------------

  The tables primarily represent trading inventory associated with our customer facilitation and market-making activities, and include net long and short fair values, which is consistent with the way risk exposure is managed. See Notes 4 and 5 of Notes to Consolidated Financial Statements for the related gross long and short fair values of financial instruments owned and investments. The tables also include treasury securities segregated for regulatory purposes of $64.4 million and $90.3 million at March 31, 2001 and 2000, respectively.

  The purpose of the LeggMason Investors finance subsidiaries (see Note 2 of Notes to Consolidated Financial Statements) is to raise funds by issuing secured fixed-rate loan securities and to use the proceeds to invest in a portfolio of bonds issued by various financial institutions which are not generally available to the public in tranches small enough for the retail investor. The Investments of finance subsidiaries and the Notes payable of finance subsidiaries are directly related and have offsetting risk characteristics and do not represent a material market risk to the Company. Additionally, claims of the note holders are limited to the assets of the finance subsidiaries, which limits the Company's exposure to default risk on the investments.

  In addition to the financial instruments included in the table, the Company has $100 million senior notes payable that mature in 2006 and bear a fixed coupon of 6.5%. The notes were issued at a discount to yield 6.57%.

  The Company's net investments in foreign subsidiaries are impacted by fluctuations of foreign exchange rates. These fluctuations are recorded as a component of Stockholders' equity and are not material to the Company's financial condition. The impact of currency fluctuations on the Company's results of operations is not material.

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

Operational Risk

Operational risk generally refers to the risk of loss resulting from the Company's operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in the Company's operating systems and inadequacies or breaches in the Company's control process. The Company operates different businesses in diverse markets and is reliant on the ability of its employees and systems to process high numbers of transactions. In the event of a breakdown or improper operation of systems or improper action by employees, the Company could suffer financial loss, regulatory sanctions and damage to its reputation. In order to mitigate and control operational risk, the Company has developed and continues to enhance specific policies and procedures that are designed to identify and manage operational risk at appropriate levels. For example, the Company has procedures that require that all transactions are accurately recorded and properly reflected in the Company's books and records and are confirmed on a timely basis; that position valuations are subject to periodic independent review procedures and that collateral and adequate documentation are obtained from counterparties in appropriate circumstances. Disaster recovery plans exist for critical systems, and redundancies are built into the systems as deemed appropriate. The Company also uses periodic self-assessments and internal audit reviews as a further check on operational risk.

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

Effects of Inflation

The Company's assets are not significantly affected by inflation because they are primarily monetary, consisting of cash and cash equivalents, securities and receivables. However, the rate of inflation affects various expenses, including employee compensation, communications and technology, and occupancy, which may not be readily recoverable in charges for services provided by the Company.

Recent Accounting Developments

Effective April 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the Company to report derivative instruments as assets or liabilities on the balance sheet and to measure those instruments at fair value. Generally, the Company does not engage in derivative or hedging activities, except for limited trading-related activities at the Company's primary broker-dealer subsidiary. Since such derivatives are accounted for on a mark-to-market basis through earnings, the adoption of Statement No. 133 did not impact the Company's financial statements.

  In September 2000, the Financial Accounting Standards Board ("FASB") released SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB No. 125." For fiscal year 2001, the Company has adopted the provisions of SFAS No. 140 that require the Company to classify financial assets owned and pledged as collateral, if the secured party has the right to sell or repledge the collateral. (See Notes 4 and 14 of Notes to Consolidated Financial Statements.) Adoption of these provisions of SFAS No. 140 did not have a material impact on the Company's financial statements. Other provisions of SFAS No. 140 are not required to be adopted until after March 31, 2001. These provisions provide guidance for distinguishing whether a transfer of assets should be accounted for as a sale or a secured borrowing. The impact of adopting the provisions of SFAS No. 140 that became effective after March 31, 2001 is not material to the Company's financial statements.

  In February 2001, the FASB released a proposed accounting standard that, if adopted, would change the accounting for goodwill. If the standard is adopted, goodwill would no longer be amortized. Since goodwill represented approximately 65% of the unamortized intangible asset balance at March 31, 2001, under similar circumstances in the future, the Company's net income and earnings per share may be higher for this reason. There can be no assurance that this standard will be adopted in its proposed form, or at all.

Forward-Looking Statements

Information or statements provided by or on behalf of the Company from time to time, including those within this Report, may contain certain "forward-looking information," including information relating to anticipated growth in revenues or earnings per share, anticipated changes in its businesses or in the amount of client assets under management, anticipated expense levels and expectations regarding financial market conditions. The Company cautions readers that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information as a result of various factors, including but not limited to those discussed below and elsewhere in this Report. Further, such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligations to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk
-------        ----------------------------------------------------------

               See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources - Risk Management" for disclosure about market risk.

Item 8. Financial Statements and Supplementary Data
----    -------------------------------------------

To the Board of Directors
and Stockholders of Legg Mason, Inc.

In our opinion, the accompanying consolidated statements of financial condition of Legg Mason, Inc. and Subsidiaries (the "Company") and the related consolidated statements of earnings, changes in stockholders' equity, comprehensive income and cash flows present fairly, in all material respects, the consolidated financial position of Legg Mason, Inc. and Subsidiaries at March 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PriceWaterhouseCoopers LLP


Baltimore, Maryland
May 3, 2001, except for
Note 17, as to which
the date is May 31, 2001

CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands except per share amounts)

                                                      Years ended March 31,
                                                  2001         2000          1999
---------------------------------------------------------------------------------
Revenues
 Investment advisory and related fees       $  653,992   $  563,463    $  414,732
 Commissions                                   358,562      362,887       279,136
 Principal transactions                        124,556      126,267        94,105
 Investment banking                             65,877       68,905        76,118
 Interest                                      282,201      223,030       160,433
 Other                                          51,065       55,033        46,146
---------------------------------------------------------------------------------
  Total revenues                             1,536,253    1,399,585     1,070,670
 Interest expense                              175,389      134,382        94,974
---------------------------------------------------------------------------------
  Net revenues                               1,360,864    1,265,203       975,696
---------------------------------------------------------------------------------
Non-Interest Expenses
 Compensation and benefits                     804,776      750,210       588,986
 Communications and technology                 102,764       88,375        73,723
 Occupancy                                      51,670       48,175        41,535
 Floor brokerage and clearing fees               7,709        7,828         6,677
 Non-cash deferred compensation                     --       (1,063)       10,352
 Other                                         128,125      117,240        97,612
---------------------------------------------------------------------------------
  Total non-interest expenses                1,095,044    1,010,765       818,885
---------------------------------------------------------------------------------
Earnings Before Income Tax Provision           265,820      254,438       156,811
 Income tax provision                          109,590      104,025        63,537
---------------------------------------------------------------------------------
Net Earnings                                $  156,230   $  150,413    $   93,274
=================================================================================
Earnings per Common Share
 Basic                                           $2.45        $2.43         $1.57
 Diluted                                          2.30         2.27          1.48
=================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

                                                                    March 31,
                                                               2001          2000
-----------------------------------------------------------------------------------
Assets
 Cash and cash equivalents                               $  556,148    $  213,203
 Cash and securities segregated for regulatory
  purposes                                                1,942,110     1,419,021
 Securities purchased under agreements
  to resell                                                      --       170,643
 Receivables:
  Customers                                               1,102,920     1,386,676
  Brokers, dealers and clearing
   organizations                                            108,560       163,263
  Others                                                    121,600       110,157
 Securities borrowed                                        247,229       671,252
 Financial instruments owned, at fair
  value                                                     127,188       102,907
 Investment securities, at fair value                        14,050        17,765
 Investments of finance subsidiaries                        115,226       241,639
 Equipment and leasehold improvements,
  net                                                        71,645        61,243
 Intangible assets, net                                     149,449       145,142
 Other                                                      131,501       109,196
-----------------------------------------------------------------------------------
                                                         $4,687,626    $4,812,107
===================================================================================
Liabilities and Stockholders' Equity
 Liabilities
  Payables:
    Customers                                            $2,909,147    $2,633,542
    Brokers and dealers                                      45,787        14,333
  Securities loaned                                         252,925       688,331
  Short-term borrowings                                       4,900        23,290
  Financial instruments sold, but not yet purchased,
   at fair value                                             38,814        27,713
  Accrued compensation                                      146,279       147,188
  Other                                                     143,084       167,911
  Notes payable of finance subsidiaries                     119,200       239,268
  Senior notes                                               99,770        99,723
-----------------------------------------------------------------------------------
                                                          3,759,906     4,041,299
-----------------------------------------------------------------------------------
 Commitments and Contingencies (Note 8)
-----------------------------------------------------------------------------------
 Stockholders' Equity
  Common stock, par value $.10;
   authorized 250,000,000 shares;
    issued 62,849,994 shares in 2001 and 58,599,058
     shares in 2000                                           6,285         5,860
  Shares exchangeable into common stock                      10,439        19,527
  Additional paid-in capital                                330,394       271,687
  Deferred compensation and employee note receivable        (36,406)      (19,003)
  Employee stock trust                                      (81,225)      (50,699)
  Deferred compensation employee stock
   trust                                                     81,225        50,699
  Retained earnings                                         624,665       493,696
  Accumulated other comprehensive loss,
   net                                                       (7,657)         (959)
-----------------------------------------------------------------------------------
                                                            927,720       770,808
-----------------------------------------------------------------------------------
                                                         $4,687,626    $4,812,107
===================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)

                                        Years ended March 31,
                                    2001        2000        1999
-------------------------------------------------------------------
Common Stock
 Beginning balance              $  5,860    $  5,638    $  2,753
 Shares issued for:
  Stock option exercises             115         130          70
  Deferred compensation trust         19          21          11
  Deferred compensation               50          71          23
  Exchangeable shares                241          --          --
  2-for-1 stock split                 --          --       2,781
-------------------------------------------------------------------
 Ending balance                    6,285       5,860       5,638
-------------------------------------------------------------------
Shares Exchangeable into Common Stock
 Beginning balance                19,527      19,527      12,426
 Adjustment for business
  combination                         --          --       7,101
 Exchanges                        (9,088)         --          --
-------------------------------------------------------------------
 Ending balance                   10,439      19,527      19,527
-------------------------------------------------------------------
Additional Paid-In Capital
 Beginning balance               271,687     215,387     203,133
 Stock option exercises           17,073      17,440       3,368
 Deferred compensation trust       9,128      13,411       5,131
 Deferred compensation            23,659      25,449       6,536
 Exchangeable shares               8,847          --          --
 2-for-1 stock split                  --          --      (2,781)
-------------------------------------------------------------------
 Ending balance                  330,394     271,687     215,387
-------------------------------------------------------------------
Deferred Compensation and Employee Note Receivable
 Beginning balance               (19,003)     (5,362)         --
 Increase in unearned
  compensation                   (22,820)    (14,342)     (5,362)
-------------------------------------------------------------------
 Amortization of deferred
  compensation                     5,417         701          --
-------------------------------------------------------------------
 Ending balance                  (36,406)    (19,003)     (5,362)
-------------------------------------------------------------------
Employee Stock Trust
 Beginning balance               (50,699)    (18,475)         --
 Shares issued to employee
  stock trust, net               (30,526)    (32,224)    (18,475)
-------------------------------------------------------------------
 Ending balance                  (81,225)    (50,699)    (18,475)
-------------------------------------------------------------------
Deferred Compensation Employee Stock Trust
 Beginning balance                50,699     (11,470)         --
 Net increase in deferred
  compensation                    30,526      62,169     (11,470)
-------------------------------------------------------------------
 Ending balance                   81,225      50,699     (11,470)
-------------------------------------------------------------------
Retained Earnings
 Beginning balance               493,696     368,804     292,035
 Dividends declared              (24,817)    (25,521)    (16,505)
 Adjustment to conform fiscal
  year of pooled entity             (444)         --          --
 Net earnings                    156,230     150,413      93,274
-------------------------------------------------------------------
 Ending balance                  624,665     493,696     368,804
-------------------------------------------------------------------
Accumulated Other Comprehensive Income (Loss), net
 Beginning balance                  (959)     (2,080)        461
 Unrealized holding gains
  (losses) on investment
  securities, net/(1)/             2,995         714      (1,119)
 Reclassification adjustment
  for (gains) losses
  included in net income            (582)         42          --
 Foreign currency
  translation adjustment          (9,111)        365      (1,422)
-------------------------------------------------------------------
 Ending balance                   (7,657)       (959)     (2,080)
-------------------------------------------------------------------
Total Stockholders' Equity      $927,720    $770,808    $571,969
===================================================================

/(1)/Net of deferred income taxes of ($235) in 2001, ($152) in 2000 and $671 in
     1999.
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

                                                                  Years ended March 31,
                                                               2001        2000       1999
---------------------------------------------------------------------------------------------
Net Earnings                                               $156,230    $150,413    $93,274
 Other comprehensive income (loss):
  Foreign currency translation adjustment                    (9,111)        365     (1,422)
---------------------------------------------------------------------------------------------
  Unrealized gains (losses) on investment securities:
    Unrealized holding gains (losses) arising
     during the period                                        3,230         866     (1,790)
    Reclassification adjustment for (gains) losses
     included in net income                                    (582)         42         --
---------------------------------------------------------------------------------------------
    Net unrealized gains (losses)                             2,648         908     (1,790)
  Deferred income taxes                                        (235)       (152)       671
---------------------------------------------------------------------------------------------
 Total other comprehensive income (loss)                     (6,698)      1,121     (2,541)
---------------------------------------------------------------------------------------------
Comprehensive Income                                       $149,532    $151,534    $90,733
=============================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                                          Years ended March 31,
                                                                                      2001         2000         1999
----------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
 Net earnings                                                                    $ 156,230    $ 150,413    $  93,274
  Non-cash items included in earnings:
    Depreciation and amortization                                                   36,495       30,821       22,675
    Originated mortgage servicing rights                                            (1,827)      (2,685)          --
    Deferred compensation                                                            5,417        6,131       17,812
  Deferred income taxes                                                             (4,959)      (5,207)      (6,296)
 Decrease (increase) in assets excluding acquisitions:
  Cash and securities segregated for regulatory purposes                          (523,089)     (44,766)    (452,649)
  Receivables from customers                                                       283,756     (500,174)    (205,667)
  Other receivables                                                                 41,250      (79,518)     (68,956)
  Securities borrowed                                                              424,023     (362,533)     139,734
  Financial instruments owned                                                      (24,281)      41,091      (62,541)
  Other                                                                            (29,845)       4,585      (23,996)
 Increase (decrease) in liabilities excluding acquisitions:
  Payable to customers                                                             275,605      462,954      607,591
  Payable to brokers and dealers                                                    31,454        4,815        5,146
  Securities loaned                                                               (435,406)     376,513     (141,212)
  Financial instruments sold, but not yet purchased                                 11,101       15,891       (2,310)
  Accrued compensation                                                              (1,951)      34,630       12,788
  Deferred compensation trust                                                           --           --        1,028
  Other                                                                            (20,324)      36,505        3,738
----------------------------------------------------------------------------------------------------------------------
Cash Provided by (Used for) Operating Activities                                   223,649      169,466      (59,841)
----------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
 Payments for:
  Equipment and leasehold improvements                                             (34,311)     (23,297)     (19,456)
  Management contracts and mortgage servicing portfolios                            (3,818)         (95)        (655)
  Acquisitions, net of cash acquired                                               (16,601)     (87,637)          --
 Proceeds from sale of assets                                                        2,417           --           --
 Net (increase) decrease in securities purchased under agreements to resell        170,643      (29,627)      34,607
 Purchases of investment securities                                                (13,151)     (52,384)     (36,677)
 Proceeds from sales and maturities of investment securities                       128,697       54,104       51,395
----------------------------------------------------------------------------------------------------------------------
Cash Provided by (Used for) Investing Activities                                   233,876     (138,936)      29,214
----------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
 Net increase (decrease) in short-term borrowings                                  (18,390)     (25,972)      35,382
 Repayment of notes payable of finance subsidiaries                               (105,909)        (678)          --
 Issuance of common stock                                                           21,037       20,780       10,995
 Dividends paid                                                                    (23,615)     (24,509)     (15,860)
----------------------------------------------------------------------------------------------------------------------
Cash Provided by (Used for) Financing Activities                                  (126,877)     (30,379)      30,517
----------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                                             12,297          327         (229)
Net Increase (Decrease) in Cash and Cash Equivalents                               342,945          478         (339)
Cash and Cash Equivalents at Beginning of Year                                     213,203      212,725      213,064
----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                         $ 556,148    $ 213,203    $ 212,725
======================================================================================================================
Supplementary Disclosure
 Cash paid for:
  Income taxes                                                                   $  98,804    $  97,280    $  70,487
  Interest                                                                         176,460      127,224       94,673

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share amounts)

1. Summary of Significant Accounting Policies

Basis of Presentation

Legg Mason, Inc. ("Parent") and its subsidiaries (collectively, the "Company") are principally engaged in providing asset management, securities brokerage, investment banking and related financial services to individuals, institutions, corporations and municipalities.

  The consolidated financial statements include the accounts of the Parent and its subsidiaries. All material intercompany balances and transactions have been eliminated. The consolidated financial statements have been restated to reflect the business combination (as described in Note 2) of Perigee Investment Counsel Inc. ("Perigee") accounted for as a pooling of interests. Unless otherwise noted, all per share amounts include both common shares of the Company and shares issued in connection with the Perigee acquisition, which are exchangeable into common shares of the Company on a one-for-one basis at any time. Where appropriate, prior years' financial statements have been reclassified to conform to the current year presentation.

  The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of 90 days or less, other than those held for sale in the ordinary course of business.

Securities Purchased Under Agreements to Resell

The Company invests in short-term securities purchased under agreements to resell collateralized by U.S. government and agency securities. Securities purchased under agreements to resell are accounted for as collateralized financings. It is the policy of the Company to obtain possession of collateral with a market value in excess of the principal amount loaned. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral when appropriate. Securities purchased under agreements to resell are carried at the amounts at which the securities will be subsequently resold, as specified in the respective agreements, plus accrued interest.

Securities Transactions

Customer securities transactions are recorded on a settlement date basis, with related commission revenues and expenses recorded on a trade date basis.

Financial Instruments Owned

Financial instruments used in the Company's trading activities are recorded on a trade date basis and carried at fair value with unrealized gains and losses reflected in earnings. The fair values are generally based on listed market prices or dealer price quotations for similar instruments. The Company carries its private equity investments at fair value based upon the Company's assessment of the underlying investments.

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

Investments

The Company holds debt and equity investments which are generally classified as available-for-sale and held-to-maturity. Debt and equity securities classified as available-for-sale are reported at fair value and resulting unrealized gains and losses are reflected in stockholders' equity and comprehensive income.

  Debt securities held by the Company's finance subsidiaries, for which there is positive intent and ability to hold to maturity, are classified as held-to-maturity. These investments are recorded at amortized cost and amortization of discount or premium is included in current period earnings.

Depreciation and Amortization

Equipment and leasehold improvements are reported at cost, net of accumulated depreciation and amortization of $71,895 and $67,151 at March 31, 2001 and 2000, respectively.

  Depreciation and amortization are determined by use of the straight-line method over the estimated useful life of the asset or the remaining life of the lease. Maintenance and repair costs are expensed as incurred.

Intangible Assets

Intangible assets consist principally of goodwill and asset management and mortgage servicing contracts and are reported at cost net of accumulated amortization. The Company capitalizes costs incurred in acquiring mortgage servicing rights through loan origination activities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Intangibles are amortized using straight-line methods principally over periods not exceeding twenty years. Accumulated amortization at March 31, 2001 and 2000 was $43,708 and $52,005, respectively.

  The Company periodically reviews its accounting for goodwill and other intangible assets, considering such factors as historical profitability and projected operating cash flows, to determine that the assets are realizable and that the amortization periods are appropriate.

Fair Value of Financial Instruments

At March 31, 2001 and 2000, substantially all financial instruments are carried at fair value or amounts which approximate fair value. The fair values of the senior notes, estimated using current market prices, were $97,480 and $93,150 at March 31, 2001 and 2000, respectively.

Translation of Foreign Currencies

Assets and liabilities of foreign subsidiaries that are denominated in non-U.S. dollar functional currencies are translated at exchange rates at the statement of financial condition date. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars are included in stockholders' equity and comprehensive income. Gains or losses resulting from foreign currency transactions are included in earnings.

Investment Advisory and Related Fees

The Company earns investment advisory fees on assets in accounts managed by its subsidiaries, distribution fees on assets in Company-sponsored mutual funds and asset-based fees on various types of single-fee brokerage accounts. In addition, the Company earns fees for performing certain administrative services for its funds. Revenues from investment advisory and related activities are recognized over the period in which services are performed. Performance fees are recognized at the end of the performance period.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." The Company's stock-based compensation plans include stock options, restricted awards, stock purchase plans and deferred compensation payable in stock.

 In accordance with APB No. 25, compensation expense is not recognized for stock options that have no intrinsic value on the date of grant. The pro forma effects of SFAS No. 123 on net income and earnings per share are presented in Note 12.

Earnings Per Share

Earnings per share ("EPS") is calculated by dividing net earnings by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of potential common shares.

 The following table presents the computations of basic and diluted EPS:

                                       Years ended March 31,
(shares in thousands)               2001       2000       1999
--------------------------------------------------------------
Weighted average common
 shares outstanding...........    63,793     61,868     59,516

Potential common shares:
 Employee stock options.......     3,622      3,794      3,272
 Shares related to
  deferred compensation.......       501        257         --
 Shares issuable upon
  conversion of
  debentures..................        --         48         48
--------------------------------------------------------------
Total weighted average
 diluted common shares........    67,916     65,967     62,836
--------------------------------------------------------------
Net earnings..................  $156,230   $150,413    $93,274

Adjustment related to
 deferred compensation,
 net of tax...................        --       (638)        --

Interest expense on
 convertible debentures,
 net of tax...................        --         18         18
--------------------------------------------------------------
Net earnings applicable to
 diluted common shares........  $156,230   $149,793    $93,292
--------------------------------------------------------------
Basic EPS.....................  $   2.45   $   2.43    $  1.57
Diluted EPS...................      2.30       2.27       1.48
--------------------------------------------------------------

At March 31, 2001 and 2000, options to purchase 1,897,850 and 57,000 shares, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average price of the common shares for the period. In addition, at March 31, 2001, 2000 and 1999, 633,967, 69,405 and 1,423,619 shares, respectively, held in an employee stock trust were antidilutive and therefore excluded from the computation of diluted earnings per share.

2. Business Combinations

On February 5, 2001, the Company acquired an approximate 70% ownership interest in Barrett Associates, Inc. ("Barrett"), a high net worth asset manager for individuals, families, endowments and foundations. The Company acquired this controlling interest for approximately $18,500. Under the terms of the acquisition agreement, the remaining 30% interest will be acquired over the next five years for an additional amount up to $22,500 based on Barrett's revenues in the second and fifth years. The acquisition was accounted for as a purchase and, accordingly, the net assets and results of operations are included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the interest in the net assets acquired of approximately $17,000 is being amortized on a straight-line basis over periods up to 15 years. The ownership interest not owned by the Company is recorded as minority interest and is not material.

  On May 26, 2000, the Company completed the acquisition of Perigee, one of Canada's leading institutional investment managers. In April 2001, Perigee Inc. was merged into its operating subsidiary, Perigee Investment Counsel Inc. Under the terms of the acquisition agreement, each outstanding share of Perigee was exchanged for 0.387 of an exchangeable share of Legg Mason Canada Holdings, a subsidiary of the Company. Holders of exchangeable shares have dividend, voting, and other rights equivalent to those of common stockholders. These exchangeable shares are the economic equivalent of common shares of the Company and may be exchanged for those shares on a one-for-one basis at any time. The Company issued approximately 5.2 million exchangeable shares in this transaction. The acquisition was accounted for as a pooling of interests and, accordingly, all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of Perigee.

  Net revenues and net income of the Company and Perigee for the years ended March 31, 2000 and 1999 were as follows:

                             Years ended March 31,
                                   2000       1999
--------------------------------------------------
Net revenues
 As previously reported...   $1,236,482   $951,096
 Perigee..................       28,721     24,600
--------------------------------------------------
Combined..................   $1,265,203   $975,696
--------------------------------------------------
Net earnings
 As previously reported...   $  142,525   $ 89,334
 Perigee..................        7,888      3,940
--------------------------------------------------
Combined..................   $  150,413   $ 93,274
--------------------------------------------------

  In December 1999, the Company completed the acquisition of LeggMason Investors Holdings plc ("LeggMason Investors"), formerly Johnson Fry Holdings PLC, a London-based retail fund management company. The acquisition was accounted for as a purchase. Accordingly, the net assets and results of operations are included in the Company's consolidated financial statements from the date of acquisition. The total purchase price was approximately $72,000, including $67,000 of cash and $5,000 in liabilities. The excess of the purchase price over the tangible net assets acquired of approximately $64,000 is being amortized on a straight-line basis over 20 years.

  LeggMason Investors has two finance subsidiaries. The purpose of the finance companies is to raise funds by issuing secured fixed-rate loan securities, with a minimum maturity of five years, and to use the proceeds to invest in a portfolio of bonds issued by various financial institutions that are not generally available to the public in tranches small enough for the retail investor. See Notes 5 and 7.

  On September 30, 1999, the Company entered into a joint venture with Bingham Dana LLP, a Boston-based law firm, to acquire a 50% interest in its trust administration business for $10,000. The investment in this joint venture is being accounted for under the equity method.

  On September 2, 1999, the Company acquired the assets of Berkshire Asset Management, Inc. ("Berkshire") for $18,000. Berkshire provides investment management services for high net worth individuals and institutions. The acquisition was accounted for as a purchase. Accordingly, the net assets and results of operations are included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price over the tangible net assets acquired of $17,745 is being amortized on a straight-line basis over periods up to 12 years.

  The following unaudited pro forma consolidated results are presented as though the acquisitions of LeggMason Investors and Berkshire had occurred as of the beginning of fiscal 2000, adjusted for amortization of the excess of cost over the net tangible assets acquired.

                                 March 31,
                                   2000
------------------------------------------
Net revenues..................  $1,282,896
Net earnings..................     138,445

Earnings per common share:
 Basic........................  $     2.24
 Diluted......................        2.09

3. Receivable from and Payable to Customers

Receivable from and payable to customers represent balances arising from cash and margin transactions. Securities owned by customers are held as collateral for the receivable balances. Included in payable to customers are free credit balances of approximately $2,746,055 and $2,438,020 as of March 31, 2001, and 2000, respectively. The Company pays interest on certain customer free credit balances held for investment purposes.

4. Financial Instruments Owned, at Fair Value

Securities positions consist of the following at March 31:

                                Financial instruments
                                        owned
                                      2001       2000
-----------------------------------------------------
U.S. government and agencies..... $ 10,945   $  9,136
Corporate debt...................   37,522     22,839
State and municipal bonds........   73,314     55,529
Equities and other...............    5,407     15,403
-----------------------------------------------------
                                  $127,188   $102,907
-----------------------------------------------------
                          Financial instruments sold,
                             but not yet purchased
                                      2001       2000
-----------------------------------------------------
U.S. government and agencies..... $ 34,288   $ 17,894
Corporate debt...................    2,727      8,017
State and municipal bonds........      762        145
Equities and other...............    1,037      1,657
-----------------------------------------------------
                                  $ 38,814   $ 27,713
-----------------------------------------------------

  At March 31, 2001, the Company had pledged securities owned of $352 as collateral to counterparties for securities loaned transactions and for commodities clearing requirements, which can be sold or repledged.


5. Investments

The Company has two categories of investments: Investment securities and Investments of finance subsidiaries. These investments are generally classified as available-for-sale and held-to-maturity as described in Note 1.

  Investment securities consist of highly liquid debt and equity securities. Investments of finance subsidiaries consist of bonds issued by various financial institutions.
 Investments as of March 31, 2001 and 2000 are as follows:

---------------------------------------------------------------------
                                                    2001         2000
---------------------------------------------------------------------
Investment securities:
 Available-for-sale............................ $ 13,116     $ 12,102
 Held-to-maturity..............................      784          880
 Trading.......................................      150           --
 Non-qualifying /(1)/..........................       --        4,783
---------------------------------------------------------------------
Total.......................................... $ 14,050     $ 17,765
---------------------------------------------------------------------
Investments of finance
 subsidiaries:
 Available-for-sale............................ $ 96,320     $102,585
 Held-to-maturity..............................   18,906      139,054
---------------------------------------------------------------------
                                                $115,226     $241,639
---------------------------------------------------------------------

/(1)/ Non-qualifying for SFAS No. 115, "Accounting for Certain
Investments in Debt and Equity Securities," purposes.

Information regarding the Company's investments, categorized by maturity date, is as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                            March 31, 2001                                    March 31, 2000
-----------------------------------------------------------------------------------------------------------------------------
                            Cost/        Gross         Gross                   Cost/        Gross         Gross
                          amortized    unrealized    unrealized      Fair    amortized    unrealized    unrealized      Fair
                            cost         gains         losses       value      cost         gains         losses       value
-----------------------------------------------------------------------------------------------------------------------------
Available-for-sale:
 Corporate debt:
  Within one year        $  1,469       $     --     $    (69)   $  1,400    $    232     $   --        $  --    $    232
  Five to ten years        94,032          2,288           --      96,320     102,649        127         (191)    102,585
 U.S. government and
 agency securities:
  Within one year             697             10           --         707         490         --           (1)        489
  One to five years           249              7           --         256         940         --          (10)        930
  Five to ten years           266             15           --         281         323          2           --         325
  Over ten years            3,941            160           --       4,101       4,123         --           (8)      4,115
Equities                    5,291          1,125          (45)      6,371       5,172      1,025         (186)      6,011
-----------------------------------------------------------------------------------------------------------------------------
                         $105,945       $  3,605     $   (114)   $109,436    $113,929     $1,154        $(396)   $114,687
-----------------------------------------------------------------------------------------------------------------------------
Held-to-maturity:
 Corporate debt:
  Within one year        $ 19,581       $    169     $    (68)   $ 19,682    $    880     $   --        $  --    $    880
  One to five years            --             --           --          --     138,556         --         (285)    138,271
 Other debt securities:
  One to five years           109              1           --         110         498         --           --         498
-----------------------------------------------------------------------------------------------------------------------------
                         $ 19,690       $    170     $    (68)   $ 19,792    $139,934     $   --        $(285)   $139,649
-----------------------------------------------------------------------------------------------------------------------------

The proceeds and gross realized gains and losses from sales and maturities of available-for-sale investments are as follows:

                                  Years ended March 31,
                               2001       2000       1999
---------------------------------------------------------
Proceeds.................. $128,697    $54,104    $51,395
Gross realized gains......      621        423         --
Gross realized losses.....      (39)      (493)        --
---------------------------------------------------------

6. Short-Term Borrowings

The Company obtains short-term financing primarily on a secured basis. The secured financing is obtained through the use of securities lending agreements and secured bank loans, which are primarily collateralized by agency, corporate, and equity securities. The Company had outstanding loan balances of $4,900 and $23,290 at March 31, 2001 and 2000, respectively. The Company's weighted average interest rates were 5.58% and 6.32%, respectively.

  The Company has a committed, unsecured revolving credit facility of $100,000 that matures on June 30, 2003. The facility has restrictive covenants that require the Company, among other things, to maintain specified levels of net worth and debt-to-equity ratios. The Company intends to use the facility for general corporate purposes including the expansion and diversification of its business. There were no borrowings outstanding under the facility at March 31, 2001 and 2000. The Company has maintained compliance with the applicable covenants of the facility at all times.

7. Long-term Debt

The Company has outstanding $100,000 of senior notes due February 15, 2006, which bear interest at 6.5%. The notes were issued at a discount to yield 6.57%. At March 31, 2001, the Company had $500,000 available for the issuance of additional debt or convertible debt securities pursuant to a shelf registration.

  As described in Note 2, the Company's finance subsidiaries issued a series of secured, fixed-rate notes with a minimum maturity of five years. These obligations become due beginning May 2001 through March 2003 at interest rates ranging from 6.354% to 7.0%.

  The aggregate maturities of long-term debt for each of the five years subsequent to March 31, 2001 are as follows:

----------------------------
2002................$ 26,497
2003................ 100,402
2004................      --
2005................      --
2006................ 100,000
----------------------------
Total...............$226,899
----------------------------

8. Commitments and Contingencies

The Company leases office facilities and equipment under non-cancelable operating leases and also has multi-year agreements for data processing and other services. These leases and service agreements expire on varying dates through 2013. Certain leases provide for renewal options and contain escalation clauses providing for increased rentals based upon maintenance, utility and tax increases. As of March 31, 2001, the minimum annual aggregate rentals are as follows:

----------------------------
2002................$ 62,007
2003................  51,385
2004................  38,062
2005................  28,258
2006................  21,403
Thereafter..........  57,099
----------------------------
                    $258,214
----------------------------

  The table above does not include aggregate rental commitments of $637 for furniture and equipment under capital leases, most of which is due in 2002.

  Rental expense, under all operating leases and service contracts, is $66,945, $51,935 and $43,370 for 2001, 2000 and 1999, respectively. Rental expense is net of any sublease income received, which is not material in each of the three years.

  As of March 31, 2001 and 2000, the Company had commitments to invest $9,778 and $15,670, respectively, in limited partnerships that make private equity investments. These commitments will be funded as required through the end of the respective investment periods ranging from 2005 to 2010.

  The Company enters into when-issued and underwriting commitments. Had the open transactions relating to these commitments as of March 31, 2001 been closed, the effect on the consolidated financial statements of the Company would not have been material.

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

9. Income Taxes

The components of income tax expense are as follows:

----------------------------------------------------
                         2001        2000       1999
----------------------------------------------------
Federal............. $ 85,067    $ 81,499    $49,515
Foreign.............    7,365       7,409      4,096
State and local.....   17,158      15,117      9,926
----------------------------------------------------
                     $109,590    $104,025    $63,537
----------------------------------------------------
Current............. $114,549    $109,232    $69,833
Deferred............   (4,959)     (5,207)    (6,296)
----------------------------------------------------
                     $109,590    $104,025    $63,537
----------------------------------------------------

  A reconciliation of the difference between the effective income tax rate and the statutory federal income tax rate follows:

-------------------------------------------------------------
                                  2001        2000       1999
-------------------------------------------------------------
Taxes at statutory rates..... $ 93,061    $ 89,053    $54,883
State income taxes,
 net of federal income
 tax benefit.................   11,153       9,985      6,307
Tax-exempt interest
 income, net.................     (727)       (403)      (665)
Life insurance proceeds......       --          --     (1,050)
Goodwill amortization........    2,017       1,851        963
Foreign losses...............    1,684       1,417      1,265
Higher tax rates
 applicable to non-U.S.
 earnings....................    1,408       1,530        804
Other, net...................      994         592      1,030
-------------------------------------------------------------
                              $109,590    $104,025    $63,537
-------------------------------------------------------------

  Components of the Company's deferred tax assets and liabilities, included in other assets and liabilities, are as follows:

-----------------------------------------------------
                                      2001       2000
-----------------------------------------------------
Deferred tax assets:
 Accrued compensation
  and benefits.................... $17,395    $31,800
 Accrued expenses.................   9,440      5,892
 Operating loss carryforwards.....   6,896      3,697
 Amortization of leasehold
  improvements....................   2,965      2,803
 Other............................   1,201      1,017
 Valuation allowance..............  (6,875)    (3,656)
-----------------------------------------------------
                                   $31,022    $41,553
-----------------------------------------------------
Deferred tax liabilities:
 Depreciation..................... $   931    $ 2,922
 Deferred expenses................   1,003      1,479
 Deferred income..................   1,071      3,941
-----------------------------------------------------
                                   $ 3,005    $ 8,342
-----------------------------------------------------

  At March 31, 2001 and 2000, the deferred tax valuation allowance was primarily for benefits related to net operating losses. These operating losses have two components, domestic (state) and foreign. The state net operating losses expire between 2004 and 2020. The foreign net operating losses will continue until utilized and otherwise have no expiration date.

10. Employee Benefits

The Company, through its subsidiaries, maintains various defined contribution plans covering substantially all employees. In addition to discretionary contributions, the Company matches 50% of employee 401(k) contributions up to 6% of employee compensation with a maximum of two thousand five hundred dollars per year. Contributions charged to operations amounted to $27,782, $29,478 and $18,693 in 2001, 2000 and 1999, respectively. In addition, employees can make voluntary contributions under certain plans.

11. Capital Stock

At March 31, 2001, the authorized numbers of common, preferred and exchangeable shares were 250 million, 4 million and an unlimited number, respectively. In addition, at March 31, 2001 and 2000, there were 13.9 million and 15.1 million shares of common stock, respectively, reserved for issuance under the Company's stock option plans and 2.8 million and 5.2 million common shares, respectively, reserved for exchangeable shares in connection with the Perigee transaction (see
Note 2). Dividends declared but not paid at March 31, 2001, 2000 and 1999 were $5,878, $4,676 and $3,660, respectively.

  The Company effected a 2-for-1 stock split in fiscal 1999. All references in consolidated financial statements to the number of common shares and per share amounts have been adjusted retroactively to reflect the stock split, except for the number of issued common shares presented in the consolidated financial statements.

12. Stock Plans

At March 31, 2001, 13.9 million shares were authorized to be issued under the Company's omnibus employee stock plans. In addition, certain employees have the ability to defer compensation which is payable in shares of Company stock when vested. There is no limit on the number of shares authorized to be issued under these deferred arrangements. Options under the Company's employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in 20% or 25% increments over 4 to 5 years and expire within 5 to 10 years from the date of grant.

  Stock option transactions under the plans during the three years ended March 31, 2001 are summarized below:

-------------------------------------------------------
                                              Weighted-
                                               average
                               Number of      exercise
                                shares          price
-------------------------------------------------------
Options outstanding
 at March 31, 1998.........  5,761,360         $11.09
Granted....................  2,734,332          29.95
Exercised..................   (982,668)          7.14
Forfeited..................   (139,889)         17.55
-------------------------------------------------------
Options outstanding
 at March 31, 1999.........  7,373,135         $18.49
Granted....................  1,613,600          35.84
Exercised.................. (1,349,288)         10.75
Forfeited..................   (193,002)         27.02
-------------------------------------------------------
Options outstanding
 at March 31, 2000.........  7,444,445         $23.43
Granted....................  2,023,310          51.71
Exercised.................. (1,181,885)         11.80
Forfeited..................   (204,501)         31.72
-------------------------------------------------------
Options outstanding
 at March 31, 2001.........  8,081,369         $32.00
-------------------------------------------------------

 The following information summarizes the Company's stock options outstanding at March 31, 2001:

---------------------------------------------------------------
                                   Weighted-       Weighted-
                       Option       average         average
Exercise               shares       exercise     remaining life
price range          outstanding     price         (in years)
---------------------------------------------------------------
$ 5.48-$12.99...      1,170,016      $ 8.61           1.9
 13.00- 22.99...      1,074,906       20.23           3.0
 23.00- 34.99...      2,452,529       29.96           6.2
 35.00- 53.88...      3,383,918       45.32           6.9
---------------------------------------------------------------

  At March 31, 2001, 2000 and 1999, options were exercisable on 2,972,113, 2,790,652, and 2,679,080 shares, respectively, and the weighted average exercise prices were $20.28, $14.54 and $10.38, respectively.

  The following information summarizes the Company's stock options exercisable at March 31, 2001:

----------------------------------------------------
                                           Weighted-
                               Option      average
   Exercise                    shares      exercise
 price range                 exercisable    price
----------------------------------------------------
 $ 5.48-$12.99.............. 1,162,124      $ 8.61
  13.00- 22.99..............   528,783       20.30
  23.00- 34.99.............. 1,041,338       29.69
  35.00- 53.88..............   239,868       35.89
----------------------------------------------------


  During fiscal 1999, the Company granted 80,000 restricted shares of common stock at a fair value of $28.16 per share. The restricted shares, granted under the Company's employee stock plans, vest in 25% increments over four years. Compensation expense is being recognized over the four-year vesting period. The restricted stock award was a non-cash transaction. Additionally, during fiscal 1999, the Company entered into a stock purchase and related loan transaction in which an officer purchased 120,000 shares of common stock valued at $3,379. In fiscal 2001, 2000 and 1999, the Company recognized $787, $674 and $269, respectively, in compensation expense for grants made under the Company's stock plans.

 Pro forma results based on the fair value method prescribed in SFAS No. 123 are as follows:

-----------------------------------------------------
                            2001       2000      1999
-----------------------------------------------------
Net earnings
 As reported........... $156,230   $150,413   $93,274
 Pro forma.............  146,364    143,903    89,908
Earnings per share
 As reported:
  Basic................ $   2.45   $   2.43   $  1.57
  Diluted..............     2.30       2.27      1.48
 Pro forma:
  Basic................ $   2.29   $   2.33   $  1.49
  Diluted..............     2.16       2.17      1.42
-----------------------------------------------------

  The weighted average fair value of stock options granted in fiscal 2001, 2000 and 1999 using an option-pricing model, was $20.15, $13.00 and $9.27 per option share, respectively. The following weighted average assumptions were used in the model for grants in fiscal 2001, 2000 and 1999, respectively: expected dividend yield of .85%, 1.10% and 1.34%; risk-free interest rate of 6.18%, 6.02% and 5.40%; expected volatility of 32.15%, 27.68% and 23.46%; and expected lives of
5.70 years, 6.03 years and 6.37 years.

  Pro forma compensation expense associated with option grants is recognized over the vesting period.

  The Company also has a stock option plan for non-employee directors. Options granted under the plan are immediately exercisable at a price equal to the fair value of the shares on the date of grant. Options issuable under the plan, limited to 1.1 million shares in aggregate, have a term of not more than ten years from the date of grant. At March 31, 2001, options on 489,920 shares have been granted, of which 389,948 are currently outstanding.

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

  On June 2, 1999, the Company amended the Plan to limit distributions of Plan assets to shares of the Company's common stock. In accordance with the provisions of EITF 97-14, changes in the value of the stock held by the Plan subsequent to June 2, 1999 no longer affect the Company's earnings. In addition, as a result of the Plan amendment, the obligation previously recorded as a deferred compensation liability has been reclassified to stockholders' equity. Accordingly, the Trust shares (2,855,192 at March 31, 2001 and 2,345,667 at March 31, 2000) and the corresponding liability are presented as components of stockholders' equity.

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

  The Company's customer financing and securities lending activities require the Company to pledge customer securities as collateral for various financing sources such as bank loans and securities lending. At March 31, 2001, the Company had approximately $1.4 billion of customer securities under customer margin loans that are available to be pledged, of which the Company has repledged approximately $29,094 under securities loan agreements. In addition, the Company has received collateral of approximately $234,307 under securities lending agreements, of which the Company has repledged approximately $231,848. The Company has also received collateral of approximately $2.0 billion under reverse repurchase agreements for its customer reserve requirement, none of which has been repledged.

15. Regulatory Requirements

The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. The rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of March 31, 2001, the broker-dealer subsidiaries had aggregate net capital, as defined, of $291,437, which exceeded required net capital by $269,192.

  The Company's principal broker-dealer subsidiary must maintain a separate account for the exclusive benefit of customers in accordance with Securities and Exchange Commission Rule 15c3-3, as determined by periodic computations. The rule allows the broker-dealer to maintain the required amounts in cash or qualified securities.

16. Business Segment Information

The Company provides financial services through four business segments: Asset Management, Private Client, Capital Markets and Other. Business segment results include all direct revenues and expenses of the operating units in each business segment and allocations of indirect expenses based on specific methodologies.

  Asset Management provides investment advisory services to Company-sponsored mutual funds and asset management for institutional and individual clients.

  Private Client distributes a wide range of financial products through its branch distribution network, including equity and fixed income securities, proprietary and non-affiliated mutual funds and annuities. Net interest profit from customers' margin loan and credit balances is included in this business segment.

  Capital Markets consists of the Company's equity and fixed income institutional sales and trading, syndicate, and corporate and public finance activities. Sales credits associated with underwritten offerings are reported in Private Client when sold through retail distribution channels and in Capital Markets when sold through institutional distribution channels. This business segment also includes realized and unrealized gains and losses on merchant banking and private equity activities and warrants acquired in connection with investment banking activities.

  Other consists principally of the Company's real estate service business and unallocated corporate revenues and expenses. In fiscal 2000, pre-tax earnings include a non-cash deferred compensation credit of $1,063. In fiscal 1999, pre-tax earnings include a non-cash deferred compensation charge of $10,352. See
Note 13.

 Business segment financial results are as follows:

--------------------------------------------------------------
                                  2001         2000       1999
--------------------------------------------------------------
Net revenues:
 Asset Management.......... $  445,029   $  376,660   $289,369
 Private Client............    707,366      694,214    523,851
 Capital Markets...........    174,274      157,137    126,787
 Other.....................     34,195       37,192     35,689
--------------------------------------------------------------
                            $1,360,864   $1,265,203   $975,696
--------------------------------------------------------------

Earnings before income
tax provision:
 Asset Management.......... $  132,284   $  129,536   $ 87,322
 Private Client............    113,280      114,215     70,741
 Capital Markets...........     15,571        5,027      8,497
 Other.....................      4,685        5,660     (9,749)
--------------------------------------------------------------
                            $  265,820   $  254,438   $156,811
--------------------------------------------------------------

 The Company does not analyze asset information by business segment.

  The Company principally operates in the United States, United Kingdom and Canada. Results by geographic region are as follows:

----------------------------------------------------------------
                                  2001          2000        1999
----------------------------------------------------------------
Net revenues:
 United States............  $1,291,898    $1,217,589    $941,405
 United Kingdom...........      36,422        18,894       9,691
 Canada...................      32,544        28,720      24,600
----------------------------------------------------------------
                            $1,360,864    $1,265,203    $975,696
----------------------------------------------------------------

Earnings before income
tax provision:
 United States............  $  259,466    $  244,873    $152,390
 United Kingdom...........      (8,663)       (5,732)     (3,615)
 Canada...................      15,017        15,297       8,036
----------------------------------------------------------------
                            $  265,820    $  254,438    $156,811
----------------------------------------------------------------

17. Subsequent Events

On May 29, 2001, the Company entered into an agreement to acquire Private Capital Management, L.P. ("PCM"), a privately owned, high net worth investment management firm. At March 31, 2001, PCM managed assets of approximately $7.1 billion. Under the terms of the agreement, the Company will pay $682 million in cash at closing, which is expected to occur during the second quarter of fiscal 2002. The transaction also includes two contingent payments based on PCM's revenue growth as of the third and fifth anniversaries of closing, with the aggregate purchase price to be no more than $1.382 billion. The acquisition will be accounted for as a purchase.

 Of the $682 million in cash required at closing, $150 million will be available from the Company's excess cash and $250 million is being raised through the private offering of zero coupon convertible notes, as described below. The Company is currently assessing its financing options with respect to the remainder of the purchase price.

  On May 31, 2001, the Company entered into a purchase agreement for the sale of $567 million principal amount at maturity of zero coupon convertible notes due in 2031 resulting in gross proceeds of approximately $250 million (including an amount covered by an exercised overallotment option). The convertible notes are being offered to qualified institutional buyers at an initial offering price of $440.70 per $1,000 principal amount at maturity. The issue price represents a yield to maturity of 2.75% per annum, with an initial conversion premium of 25% to the market value of the Company's common stock on the purchase date. Upon certain events, each note is convertible into 7.7062 shares of the Company's common stock. The Company may redeem the convertible securities for cash on or after June 6, 2006 at their accreted value. In addition, the Company may be required to repurchase the convertible securities at their accreted value, at the option of the holders, on various dates beginning on June 6, 2003. Such repurchases can be paid in cash, shares of the Company's common stock or a combination of both.

QUARTERLY FINANCIAL DATA
(Dollars in thousands except per share amounts)
(Unaudited)

                                                                   Quarter ended
----------------------------------------------------------------------------------------------
2001                                                  Mar. 31    Dec. 31   Sept. 30   June 30
----------------------------------------------------------------------------------------------
Revenues                                             $380,011   $393,656   $375,769   $386,817
Interest expense                                       41,266     44,571     45,865     43,687
----------------------------------------------------------------------------------------------
 Net revenues                                         338,745    349,085    329,904    343,130
----------------------------------------------------------------------------------------------
Non-interest expenses                                 274,443    279,334    267,108    274,159
----------------------------------------------------------------------------------------------
Earnings before income tax provision                   64,302     69,751     62,796     68,971
 Income tax provision                                  26,983     28,430     25,590     28,587
----------------------------------------------------------------------------------------------
Net earnings                                         $ 37,319   $ 41,321   $ 37,206   $ 40,384
Earnings per share:
==============================================================================================
 Basic                                               $    .58   $    .65   $    .58   $    .63
 Diluted                                                  .55        .61        .55        .60
Cash dividend per share/(1)/                              .09        .09        .09        .08
Stock price range:
 High                                                   56.99      59.63      60.25      52.38
 Low                                                    40.15      42.88      47.63      35.13


                                                                   Quarter ended
----------------------------------------------------------------------------------------------
2000                                                  Mar. 31    Dec. 31   Sept. 30   June 30
----------------------------------------------------------------------------------------------
Revenues                                             $419,445   $349,896   $308,825   $321,419
Interest expense                                       41,236     36,577     28,888     27,681
----------------------------------------------------------------------------------------------
 Net revenues                                         378,209    313,319    279,937    293,738
----------------------------------------------------------------------------------------------
Non-interest expenses                                 293,331    253,777    228,900    234,757
----------------------------------------------------------------------------------------------
Earnings before income tax provision                   84,878     59,542     51,037     58,981
 Income tax provision                                  34,774     24,208     20,732     24,311
----------------------------------------------------------------------------------------------
Net earnings                                         $ 50,104   $ 35,334   $ 30,305   $ 34,670
==============================================================================================
Earnings per share:
 Basic                                               $    .80   $    .57   $    .49   $    .57
Diluted                                                   .75        .54        .46        .52
Cash dividend per share/(2)/                              .08        .08        .08       .065
Stock price range:
 High                                                   51.25      41.75      40.94      42.88
 Low                                                    30.69      30.63      32.56      31.06
----------------------------------------------------------------------------------------------

/(1)/ Excluding $.16 per share declared by Perigee prior to acquisition in quarter ended June 30, 2000.
/(2)/ Excluding $.60 per share declared by Perigee in fiscal 2000.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
------    ---------------------------------------------------------------
Financial Disclosure.
--------------------

          None.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

          The information required by this item is contained under the caption "Election of Directors" on pages 2 and 3 of the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders and the caption "Compliance With Section 16(a) of the Securities Exchange Act of 1934" on page 25 of such proxy statement. Such information is incorporated herein by reference to the proxy statement. See Part I, Item 4A of this Report for information regarding certain executive officers of the Company.

Item 11.  Executive Compensation.
-------   ----------------------

          The information required by this item is contained under the caption "Compensation of Directors" on page 4 of the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders and the caption "Executive Compensation" on pages 7 and 8 of the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders. Such information is incorporated herein by reference to the proxy statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------   --------------------------------------------------------------

          The information required by this item is contained under the caption "Security Ownership of Management and Principal Stockholders" on pages 5 and 6 of the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders. Such information is incorporated herein by reference to the proxy statement.

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

          The information required by this item is contained under the caption "Certain Transactions" on page 14 of the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders. Such information is incorporated herein by reference to the proxy statement.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------   ----------------------------------------------------------------

          (a)  Documents filed as a part of the report:

      1.  The following consolidated financial statements are included in Item 8 of this Report:
                                                                  Page Number in
                                                                     this Report
                                                                    ------------

               Report of Independent Accountants                          28

               Consolidated Statements of Earnings                        29

               Consolidated Statements of Financial
               Condition                                                  30

               Consolidated Statements of Changes in
               Stockholders' Equity                                       31

               Consolidated Statements of Comprehensive Income            32

               Consolidated Statements of Cash Flows                      33

               Notes to Consolidated Financial
               Statements                                                34-42

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

               10.11 Executive Stock Purchase and Loan Agreement between Legg
                     Mason, Inc. and an Executive Officer of Legg Mason, Inc., dated as of December 8, 1998 (incorporated by reference to Form 10-Q for the quarter ended December 31, 1998)*

               10.12 Restricted Stock Agreement between Legg Mason, Inc. and an
                     Executive Officer of Legg Mason, Inc., dated as of December 8, 1998 (incorporated by reference to Form 10-Q for the quarter ended December 31, 1998)*

               10.13 Promissory Note of Executive Officer of Legg Mason, Inc.,
                     dated as December 8, 1998 (incorporated by reference to Form 10-Q for the quarter ended December 31, 1998)*

               10.14 Pledge Agreement by and between Legg Mason, Inc. and an
                     Executive Officer of Legg Mason, Inc., dated as of December 8, 1998 (incorporated by reference to Form 10-Q for the quarter ended December 31, 1998)*

               10.15 Form of Restricted Stock Agreement under the Legg Mason,
                     Inc. 1996 Equity Incentive Plan*, filed herewith

               10.16 Legg Mason Wood Walker, Incorporated Private Client Group
                     Deferred compensation Plan*, filed herewith

               21.   Subsidiaries of the Company, filed herewith

               23.   Consent of independent accountants, filed herewith

_______________

          *These exhibits are management contracts or compensatory plans or arrangements.

          (b) No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LEGG MASON, INC.


                                  By:   /s/ Raymond A Mason
                                     -------------------------------------
                                        Raymond A. Mason, Chairman of the
                                        the Board, President and
                                        Chief Executive Officer

                                        Date: June 20, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                           Date
       ---------                     -----                           ----


/s/ Raymond A. Mason          Chairman of the Board,             June 20, 2001
---------------------------   President and Chief
Raymond A. Mason              Executive Officer
                              (Principal Executive Officer)


/s/ Thomas L. Souders         Senior Vice President              June 20, 2001
---------------------------   and Treasurer
Thomas L. Souders             (Principal Financial and
                              Accounting Officer)


/s/ James W. Brinkley         Director                           June 20, 2001
---------------------------
James W. Brinkley


/s/ Edmund J. Cashman, Jr.    Director                           June 20, 2001
---------------------------
Edmund J. Cashman, Jr.


/s/ Harry M. Ford, Jr.        Director                           June 20, 2001
---------------------------
Harry M. Ford, Jr.


/s/ Nicholas J. St. George    Director                           June 20, 2001
---------------------------
Nicholas J. St. George


/s/ Richard J. Himelfarb      Director                           June 20, 2001
---------------------------
Richard J. Himelfarb

/s/ James E. Ukrop            Director                           June 20, 2001
---------------------------
James E. Ukrop


                              Director                           June 20, 2001
---------------------------
Harold L. Adams


/s/ John E. Koerner, III      Director                           June 20, 2001
---------------------------
John E. Koerner, III


/s/ Roger W. Schipke          Director                           June 20, 2001
---------------------------
Roger W. Schipke


                              Director                           June 20, 2001
---------------------------
W. Curtis Livingston


/s/ Edward I. O'Brien         Director                           June 20, 2001
---------------------------
Edward I. O'Brien


/s/ Peter F. O'Malley         Director                           June 20, 2001
---------------------------
Peter F. O'Malley


/s/ Margaret DeB. Tutwiler    Director                           June 20, 2001
---------------------------
Margaret DeB. Tutwiler


/s/ William Wirth             Director                           June 20, 2001
---------------------------
William Wirth

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULES



     Our report on the consolidated financial statements of Legg Mason, Inc. and Subsidiaries is included on page 28 in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 45 of this Form 10-K.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                                  /s/ PRICEWATERHOUSECOOPERS LLP



Baltimore, Maryland
May 3, 2001, except
for Note 5, as to
which the date
is May 31, 2001

                                                                      Schedule 1

                               LEGG MASON, INC.
                             (Parent Company Only)

                       STATEMENTS OF FINANCIAL CONDITION
                            (Dollars in thousands)

                                                                  March 31,
                                                     ---------------------------------
                                                          2001                 2000
                                                     -------------         -----------
ASSETS
 Cash and cash equivalents                            $   217,033           $  45,188
 Securities purchased under agreements to resell                -             110,643
 Investment securities, at fair value                       3,707               1,272
 Intangible assets, net                                    21,565                   -
 Investments in and advances
   to subsidiaries                                        780,754             704,155
 Other                                                     16,118              21,343
                                                    -------------          ----------
                                                      $ 1,039,177           $ 882,601
                                                    =============          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities
   Dividends payable                                  $     5,624           $   4,676
   Other                                                    6,063               7,394
   Senior notes                                            99,770              99,723
                                                    -------------          ----------
                                                          111,457             111,793

Stockholders' equity
   Common stock, par value $.10;
    authorized 250,000,000 shares;
    issued 62,849,994 in 2001
    and 58,599,058 in 2000                                  6,285               5,860
   Shares exchangeable into common stock                   10,439              19,527
   Additional paid-in capital                             330,394             271,687
   Deferred compensation and employee note
    receivable                                            (36,406)            (19,003)
   Employee stock trust                                   (81,225)            (50,699)
   Deferred compensation employee stock trust              81,225              50,699
   Retained earnings                                      624,665             493,696
   Accumulated other comprehensive loss, net               (7,657)               (959)
                                                    -------------          ----------
                                                          927,720             770,808
                                                    -------------          ----------

                                                      $ 1,039,177           $ 882,601
                                                    =============          ==========


                      See notes to financial statements.

                                                                      Schedule I
                               LEGG MASON, INC.
                             (Parent Company Only)

                STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                            (Dollars in thousands)


                                                                  Years Ended March 31,
                                                            ------------------------------------
                                                             2001          2000         1999
                                                            --------     ---------    ----------
Revenues

  Interest income                                           $ 24,107     $  16,012      $ 14,916
  Other                                                        2,805           353         1,200
                                                           ---------     ---------    ----------
                                                              26,912        16,365        16,116

Expenses

  Interest expense                                             6,619         7,357         7,671
  Operating expenses                                           6,718         3,644         9,110
                                                           ---------     ---------    ----------
                                                              13,337        11,001        16,781

Earnings before income tax provision and
  equity in net earnings of
  subsidiaries                                                13,575         5,364          (665)

   Federal and state income tax provision                      5,339           958        (1,493)
                                                           ---------     ---------    ----------

Earnings before equity in net
  earnings of subsidiaries                                     8,236         4,406           828

   Equity in net earnings of
    subsidiaries                                             147,994       146,007        92,446
                                                           ---------     ---------    ----------

Net earnings                                                $156,230     $ 150,413      $ 93,274
                                                           ---------     ---------    ----------

Other comprehensive income (loss);
    Foreign currency translation adjustment                   (9,111)          365        (1,422)
                                                           ---------     ---------    ----------

   Unrealized gains (losses) on investment securities:
     Unrealized holding gains (losses) arising
        during the period                                      3,230           866        (1,790)
     Reclassification adjustment for (gains) losses
        included in net income                                  (582)           42             -
                                                           ---------     ---------    ----------
     Net unrealized gains (losses)                             2,648           908        (1,790)

   Deferred income taxes                                        (235)         (152)          671
                                                           ---------     ---------    ----------

   Total other comprehensive income (loss)                    (6,698)        1,121        (2,541)
                                                           ---------     ---------    ----------

Comprehensive income                                        $149,532     $ 151,534      $ 90,733
                                                           =========     =========    ==========



                      See notes to financial statements.

                                                                      Schedule I
                                LEGG MASON, INC.
                              (Parent Company Only)

                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                              Years Ended March 31,
                                                                    -----------------------------------------
                                                                      2001            2000             1999
                                                                    ---------       ---------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings                                                      $ 156,230       $ 150,413        $ 93,274
    Equity in earnings of subsidiaries                               (144,114)       (145,329)        (92,446)

    Depreciation and amortization                                       1,193             985             269
    (Increase) decrease in assets excluding
      acquisitions                                                       (220)          4,439         (11,710)
    Increase (decrease) in liabilities excluding
      acquisitions                                                      4,373          (2,703)          6,035
                                                                    ---------       ---------        --------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                       17,462           7,805          (4,578)
                                                                    ---------       ---------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease (increase) in securities purchased under agreements
      to resell                                                       110,643         (37,627)        (30,393)
  Purchase of investment securities                                    (4,499)         (3,772)        (25,544)
  Proceeds from sales and maturities of investment securities           2,003           7,038          31,521
  Investments in and advances to subsidiaries                          65,415          85,949          15,706
  Acquisitions, net of cash acquired                                  (16,601)        (87,637)              -
                                                                    ---------       ---------        --------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                      156,961         (36,049)         (8,710)
                                                                    ---------       ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                             21,037          20,780          10,995
  Dividends paid                                                      (23,615)        (24,509)        (15,860)
                                                                    ---------       ---------        --------

CASH USED FOR FINANCING ACTIVITIES                                     (2,578)         (3,729)         (4,865)
                                                                    ---------       ---------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  171,845         (31,973)        (18,153)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         45,188          77,161          95,314
                                                                    ---------       ---------        --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                            $ 217,033       $  45,188        $ 77,161
                                                                    =========       =========        ========

Interest payments were $6,500 in 2001, $6,832 in 2000 and $7,371 in 1999.
No income tax payments were made in 2001, 2000 and 1999.


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

2. Transactions with Affiliates
   ----------------------------

     Parent Company interest income for 2001, 2000 and 1999 includes $7,448, $4,091 and $3,558, respectively, arising from promissory notes between the Parent Company and asset management subsidiaries of the Company. The notes, $82,369 at March 31, 2001 and $82,938 at March 31, 2000, are included in Investments in and advances to subsidiaries.

     In addition, interest income for 2001, 2000 and 1999 includes $2,876, $2,526 and $2,865, respectively, principally arising from subordinated loans to a broker-dealer subsidiary of the Company. The indebtedness, $35,000 at March 31, 2001 and 2000, is included in Investments in and advances to subsidiaries.

     All income tax payments are made by Legg Mason Wood Walker, Inc., a wholly-owned subsidiary.

3. Intangible Assets
   -----------------

     Intangible assets consist principally of goodwill and asset management contracts acquired in the purchase of Barrett Associates, Inc. and a 50% interest in a joint venture with Bingham Dana LLP. Intangible assets are amortized using a straight-line method over periods not exceeding twenty years. Accumulated amortization at March 31, 2001 is $570. For a description of the business combinations, see Note 2 in Notes to Consolidated Financial Statements of Legg Mason, Inc. and Subsidiaries included in Item 8 of this Report.

4. Deferred Compensation Employee Stock Trust
   ------------------------------------------

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

     On June 2, 1999, the subsidiary of the Company amended the Plan to limit distributions of Plan assets to shares of the Company's common stock. In accordance with the provisions of EITF 97-14, changes in the value of the stock held by the Plan subsequent to June 2, 1999 no longer affect the Company's earnings. In addition, as a result of the Plan amendment, the obligation previously recorded as a deferred compensation liability has been reclassified to stockholders' equity. Accordingly, the Trust shares (2,855,192 at March 31, 2001 and 2,345,667 at March 31, 2000) and the corresponding liability are presented as components of stockholders' equity at March 31, 2001.

5. Subsequent Events
   -----------------

     On May 29, 2001, the Company entered into an agreement to acquire all of the ownership interests in Private Capital Management, L.P.("PCM"), which manages assets for high net worth individuals, families, endowments, foundations and selected institutions. Under the terms of the agreement, the Company will pay $682 million in cash at closing, which is expected to occur during the second quarter of fiscal 2002. The transaction also includes two contingent payments based on PCM's revenue growth as of the third and fifth anniversaries of closing, with the aggregate purchase price to be no more than $1.382 billion.

  Of the $682 million in cash required at closing, $150 million will be available from the Company's excess cash and $250 million is being raised through the private offering of zero coupon convertible notes, as described below. The Company is currently assessing its financing options with respect to the remainder of the purchase price.

 On May 31, 2001, the Company entered into a purchase agreement for the sale of $567 million principal amount at maturity of zero coupon convertible notes due in 2031 resulting in gross proceeds of approximately $250 million (including an amount covered by an exercised overallotment option). The convertible notes are being offered to qualified institutional buyers at an initial offering price of $440.70 per $1,000 principal amount at maturity. The issue price represents a yield to maturity of 2.75% per annum, with an initial conversion premium of 25% to the market value of the Company's common stock on the purchase date. Upon certain events, each note is convertible into 7.7062 shares of the Company's common stock. The Company may redeem the convertible securities for cash on or after June 6, 2006 at their accreted value. In addition, the Company may be required to repurchase the convertible securities at their accreted value, at the option of the holders, on various dates beginning on June 6, 2003. Such repurchases can be paid in cash, shares of the Company's common stock or a combination of both. See Note 17 in Notes to Consolidated Financial Statements of Legg Mason, Inc. and Subsidiaries included in Item 8 of this Report.