Form 10-Q
period 2001-06-30
LEGG MASON INC
filed 2001-08-10
CIK 704051

SECURITIES AND EXCHANGE COMMISSION

			Washington, D.C.  20549

			      FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		 SECURITIES EXCHANGE ACT OF 1934

		   For the Quarter Ended June 30, 2001

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

63,739,792 shares of common stock and 2,721,886 exchangeable shares as of the close of business on August 6, 2001. The exchangeable shares, which were issued by Legg Mason Canada Holdings in connection with the acquisition of Perigee Inc., are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting and other rights equivalent to common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



			LEGG MASON, INC. AND SUBSIDIARIES
		 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
			    (in thousands of dollars)

					       June 30, 2001  March 31, 2001
					       (Unaudited)

ASSETS:

 Cash and cash equivalents....................  $  741,104     $  556,148
 Cash and securities segregated for
  regulatory purposes.........................   1,973,746      1,942,110
 Receivables:
  Customers...................................   1,070,639      1,102,920
  Brokers, dealers and clearing organizations.     183,614        108,560
  Others......................................     116,964        121,600
 Securities borrowed..........................     276,468        247,229
 Financial instruments owned, at fair value...     147,598        127,188
 Investment securities, at fair value.........      13,332         14,050
 Investments of finance subsidiaries..........     103,045        115,226
 Equipment and leasehold improvements, net....      70,832         71,645
 Intangible assets, net.......................      66,747         61,748
 Goodwill.....................................      88,612         87,701
 Other........................................     155,373        131,501

						$5,008,074     $4,687,626

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Liabilities:
  Payables:
   Customers..................................  $2,909,911     $2,909,147
   Brokers and dealers........................      19,640         45,787
  Securities loaned...........................     259,621        252,925
  Short-term borrowings.......................     128,349          4,900
  Financial instruments sold, but not yet
    purchased, at fair value..................      29,560         38,814
  Accrued compensation........................     108,434        146,279
  Other.......................................     129,961        143,084
  Notes payable of finance subsidiaries.......     104,320        119,200
  Long-term debt..............................     350,259         99,770

						 4,040,055      3,759,906

 Stockholders' Equity:
  Common stock................................       6,345          6,285
  Shares exchangeable into common stock.......      10,255         10,439
  Additional paid-in capital..................     343,700        330,394
  Deferred compensation and employee note
   receivable.................................     (38,634)       (36,406)
  Employee stock trust........................     (87,801)       (81,225)
  Deferred compensation employee stock trust..      87,801         81,225
  Retained earnings...........................     654,083        624,665
  Accumulated other comprehensive loss, net...      (7,730)        (7,657)

						   968,019        927,720

						$5,008,074     $4,687,626



	      See notes to consolidated financial statements.

			LEGG MASON, INC. AND SUBSIDIARIES
		       CONSOLIDATED STATEMENTS OF EARNINGS
		    (in thousands, except per share amounts)
				   (Unaudited)

						       Three months
						       ended June 30,
						   2001            2000

 Revenues:

    Investment advisory and related fees          $169,453     $157,458
    Commissions........... .............            83,343       91,636
    Principal transactions..............            33,246       33,491
    Investment banking..................            20,404       22,395
    Interest............................            54,743       70,689
    Other...............................            19,811       11,148

      Total revenues....................           381,000      386,817
    Interest expense....................            34,678       43,687

      Net revenues......................           346,322      343,130

 Non-Interest Expenses:
   Compensation and benefits...........            213,619      199,863
   Communications and technology.......             26,181       24,874
   Occupancy...........................             14,855       12,241
   Floor brokerage and clearing fees...              2,476        2,122
   Other...............................             29,848       35,059

     Total non-interest expenses.......            286,979      274,159

 Earnings Before Income Tax Provision..             59,343       68,971
   Income tax provision................             23,982       28,587

 Net Earnings .........................           $ 35,361     $ 40,384


 Earnings per common share:
   Basic...............................           $   0.55     $   0.63
   Diluted.............................           $   0.52     $   0.60

 Weighted average number of common
  shares outstanding:
   Basic...............................             64,650       63,823
   Diluted.............................             68,005       67,821


 Dividends declared per common share...           $   0.09     $   0.08


 Book value per common share...........           $  14.63     $  12.61



	       See notes to consolidated financial statements.


		       LEGG MASON, INC. AND SUBSIDIARIES
		     CONSOLIDATED STATEMENTS OF CASH FLOWS
			  (in thousands of dollars)
				 (Unaudited)

							    Three months
							   ended June 30,
							  2001       2000
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings........................................   $ 35,361  $ 40,384
  Non-cash items included in earnings:
   Depreciation and amortization.....................      8,198     8,597
   Originated mortgage servicing rights..............       (218)     (330)
   Deferred compensation.............................      2,006     1,310
   Deferred income taxes.............................     (8,602)   (7,111)
   Other.............................................      1,251      (614)
  (Increase) decrease in assets excluding
    acquisition:
  Cash and securities segregated for regulatory
   purposes..........................................    (31,636)  278,509
  Receivables from customers.........................     32,282    70,018
  Other receivables..................................    (70,182)  (30,179)
  Securities borrowed................................    (29,239)  178,191
  Financial instruments owned........................    (20,410)   42,986
  Other..............................................     (8,607)  (13,487)
 Increase (decrease) in liabilities excluding
   acquisition:
  Payable to customers...............................        764  (246,910)
  Payable to brokers and dealers.....................    (26,147)    6,451
  Securities loaned..................................      6,695  (150,439)
  Financial instruments sold, but not yet purchased..     (9,254)   (6,442)
  Accrued compensation...............................    (37,886)  (45,784)
  Other..............................................    (12,818)      349

CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES.....   (168,442)  125,499

CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for:
   Equipment and leasehold improvements..............     (5,550)   (5,251)
   Asset management and mortgage servicing contracts.        (41)     (493)
   Acquisition.......................................     (7,250)       -
 Net increase in securities purchased under
  agreements to resell...............................        -    (124,559)
 Purchases of investment securities..................     (4,443)   (1,804)
 Proceeds from sales and maturities of investment
   securities........................................     15,880     5,561


CASH USED FOR INVESTING ACTIVITIES...................     (1,404) (126,546)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in short-term borrowings...............    123,449    75,473
 Issuance of long-term debt..........................    244,375        -
 Repayment of notes payable of finance subsidiaries..    (15,418)       -
 Issuance of common stock............................      7,961     7,099
 Dividends paid......................................     (5,878)   (7,232)


CASH PROVIDED BY FINANCING ACTIVITIES................    354,489    75,340
EFFECT OF EXCHANGE RATE CHANGES ON CASH..............        313      (679)

NET INCREASE IN CASH AND CASH EQUIVALENTS............    184,956    73,614
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....    556,148   213,203

CASH AND CASH EQUIVALENTS AT END OF PERIOD...........   $741,104  $286,817



		    See notes to consolidated financial statements.


		       LEGG MASON, INC. AND SUBSIDIARIES
	     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
			 (in thousands of dollars)
			       (Unaudited)


							 Three months
							 ended June 30,
							 2001        2000

Net Earnings...............................            $35,361     $40,384

Other comprehensive income (loss):
  Foreign currency translation
    adjustment.............................                606        (884)
  Unrealized gains (losses) on investment
    securities:
      Unrealized holding gains (losses)
       arising during the period...........               (318)        946
      Reclassification adjustment for
       gains included in net income........               (160)         -
     Net unrealized gains (losses).........               (478)        946

  Deferred income taxes....................               (201)       (240)

   Total other comprehensive loss...........               (73)       (178)

Comprehensive Income.......................            $35,288     $40,206




		  See notes to consolidated financial statements.

		   LEGG MASON, INC. AND SUBSIDIARIES
	       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	       (in thousands, except per share amounts)
			     June 30, 2001
			      (Unaudited)

1. Interim Basis of Reporting:

	The accompanying unaudited consolidated financial statements of Legg Mason, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. The interim financial statements have been prepared utilizing the interim basis of reporting and, as such, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of the results for a full year.

	The information contained in the interim financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. Where appropriate, prior years' financial statements have been reclassified to conform with the current year's presentation. Unless otherwise noted, all per share amounts include both common shares of the Company and shares issued in connection with the acquisition of Perigee Inc., which are exchangeable into common shares of the Company on a one-for-one basis at any time.


2. Net Capital Requirements:

	The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. The Rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of June 30, 2001, the broker-dealer subsidiaries had aggregate net capital, as defined, of $285,648, which exceeded required net capital by $263,559.

3. Financial Instruments Owned, at Fair Value:

	At June 30, 2001, the Company had pledged securities owned of $677 as collateral to counterparties for securities loaned transactions and for commodities clearing requirements, which can be sold or repledged by the counterparties.


4. Long-Term Debt:

	The Company's long-term debt consists of zero-coupon convertible senior notes of $250,477 and 6.50% senior notes of $99,782.

	On June 6, 2001, the Company issued $567,000 principal amount at maturity of zero-coupon convertible notes due on June 6, 2031,resulting in gross proceeds of approximately $250,000. The convertible notes were issued in a private placement to qualified institutional buyers at an initial offering price of $440.70 per $1,000 principal amount at maturity. The discounted price reflects a yield to maturity of 2.75% per year.
Upon certain events, each note is convertible into 7.7062 shares of the Company's common stock, subject to adjustment. The Company may redeem the convertible notes for cash on or after June 6, 2006 at their accreted value. In addition, the Company may be required to repurchase the convertible notes at their accreted value, at the option of the holders, on various dates beginning on June 6, 2003. Such repurchases can be paid in cash, shares of the Company's common stock or a combination of both. The net proceeds of the offering were $244,375, after payment of debt issuance costs. The debt issuance costs are included in other assets and are being amortized over a two-year period up to the date of the first repurchase option of the holders. Approximately 4.4 million shares of common stock are reserved for issuance upon conversion.

	The 6.50% notes are due in February 2006 and pay interest semi-annually.

5. Earnings Per Share:

	The following table presents the computations of basic and diluted earnings per share for the three months ended June 30, 2001 and 2000:


					    Three months ended June 30,
					  2001                    2000

				       Basic    Diluted     Basic   Diluted

Weighted average shares
outstanding:
  Common stock                         64,650   64,650      63,823   63,823
  Stock options                           -      2,861         -      3,527
  Shares related to
     deferred compensation                -        494         -        471
Weighted average common
  and common equivalent
  shares outstanding                   64,650   68,005      63,823   67,821


Net earnings applicable
  to common stock                     $35,361  $35,361     $40,384  $40,384


Earnings per common share             $  0.55  $  0.52     $  0.63  $  0.60



6. Accounting Developments:

	The results for the quarter ended June 30, 2001, include the effect of adopting Statement of Financial Accounting Standards
("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", which resulted in a $1,850 reduction in expenses ($1,600 net of tax) and a $0.02 increase in basic and diluted earnings per share. SFAS No. 141 provides that all business combinations initiated after June 30, 2001 shall be accounted for using the purchase method. In addition, it provides that the cost of an acquired entity must be allocated to the assets acquired, including identifiable intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. The excess cost over the fair value of the net assets acquired must be recognized as goodwill. SFAS No. 142 provides that goodwill is no longer amortized and the value of an identifiable intangible asset must be amortized over its useful life, unless the asset is determined to have an indefinite useful life. Goodwill must be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is adopted. In accordance with SFAS No. 142, the Company has six months from the initial date of adoption to complete its impairment testing. The $1,850 pre-tax reduction of intangible amortization expense recognized this quarter represents the amount of amortization of goodwill and indefinite-life intangible assets that arose from prior acquisitions and are no longer amortized. Amounts assigned to indefinite-life intangible assets primarily represent the value of contracts to manage assets in mutual funds and similar pooled investment products, which are deemed to have indeterminable lives.

	The following table reflects consolidated results adjusted as though the adoption of SFAS Nos. 141 and 142 occurred as of the beginning of the three-month period ended June 30, 2000:


						    Three months
						    ended June 30,
						  2001          2000

Net Earnings:
As reported                                     $ 35,361      $ 40,384
Goodwill amortization                               -            1,148
Indefinite-life intangibles amortization            -              271
As adjusted                                     $ 35,361      $ 41,803


Basic Earnings Per Share:
As reported                                     $   0.55      $   0.63
Goodwill amortization                                 -           0.02
Indefinite-life intangibles amortization              -             -
As adjusted                                     $   0.55      $   0.65

Diluted Earnings Per Share:
As reported                                     $   0.52      $   0.60
Goodwill amortization                                 -           0.02
Indefinite-life intangibles amortization              -             -
As adjusted                                     $   0.52      $   0.62



	The following table reflects the components of intangible assets as of June 30, 2001:


				       Gross Carrying    Accumulated
					  Amount         Amortization

Amortized intangible assets:
  Asset management contracts                $64,885        $15,201
  Mortgage servicing contracts                8,078          3,941

  Total amortized intangible assets         $72,963        $19,142

Non-amortized intangible assets:
  Fund management contracts                 $12,926        $    -


	 Adjusted amortization expense for the three months ended June 30, 2001 was $1,813. Estimated amortization expense (excluding the impact of amortizable intangible assets from business combinations subsequent to June 30, 2001, see Note 9) for each of the five succeeding fiscal years is as follows:


     Fiscal year ended March 31:                   Amount
       2002                                        $7,735
       2003                                         7,540
       2004                                         6,458
       2005                                         6,169
       2006                                         5,862

The Company's carrying value of goodwill of approximately $88,612 at June 30, 2001 is attributable to its asset management reporting unit, which is also a reporting segment. The Company has not yet completed its impairment testing of goodwill as of April 1, 2001 for the asset management reporting segment. The increase in the carrying value of goodwill since March 31, 2001 reflects the acquisition of the assets of Arthur Karafin Investment Advisors, which was not material to the Company's financial statements, and the impact of changes in foreign currency exchange rates.

7. Legal Proceedings:

	The Company has been named as a defendant in various legal actions arising primarily from securities and investment banking activities, including certain class actions which primarily allege violations of securities laws and seek unspecified damages which could be substantial, and has been involved in certain governmental and self regulatory agency investigations and proceedings. While the ultimate resolution of these actions cannot be currently determined, in the opinion of management, after consultation with legal counsel, the actions are expected to be resolved with no material adverse effect on the consolidated financial statements of the Company. However, if during any period a potential adverse contingency should become probable, the results of operations in that period could be materially affected.


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


Business segment financial results are as follows:



						Three months ended
						     June 30,
						  2001          2000


Net revenues:
  Asset Management...........                   $117,300     $106,894
  Private Client.............                    157,980      181,978
  Capital Markets............                     64,048       46,658
  Other......................                      6,994        7,600

						$346,322     $343,130

Earnings before income tax
 provision:
  Asset Management...........                   $ 34,180     $ 28,897
  Private Client.............                     12,639       33,964
  Capital Markets............                     12,597        5,652
  Other......................                        (73)         458

						$ 59,343     $ 68,971




	The Company principally operates in the United States, United Kingdom and Canada. Results by geographic region are as follows:



						 Three months ended
						       June 30,
						   2001        2000


Net revenues:
  United States..............                   $327,473     $325,936
  United Kingdom.............                     11,209        9,091
  Canada.....................                      7,640        8,103

						$346,322     $343,130

Earnings before income tax
 provision:
  United States..............                   $ 57,569     $ 69,219
  United Kingdom.............                     (1,371)      (2,363)
  Canada.....................                      3,145        2,115

						$ 59,343     $ 68,971


9. Subsequent Events:

     a) Debt Issuance

     On July 2, 2001, the Company issued $425,000 principal amount of senior notes due July 2, 2008, which bear interest at 6.75%. The notes were sold at a discount to yield 6.80%. A portion of the proceeds from the notes of approximately $421,000 were used to fund the purchase of Private Capital Management, L.P.("PCM"), as described below.

     b) Acquisition of Royce & Associates, Inc.

     On July 18, 2001, the Company announced an agreement to acquire Royce & Associates, Inc. ("R&A"), which manages small-cap and micro-cap mutual funds. R&A managed a total of approximately $5.3 billion in assets as of July 18, 2001. Under the terms of the agreement, the Company will acquire R&A for an initial payment of $115,000. The transaction also includes three contingent payments based on a multiple of R&A's revenue for the years ending on the third, fourth and fifth anniversaries of closing, with the aggregate purchase price to be no more than $215,000. The Company has the option to pay as much as 50% of the purchase price in common stock. The transaction is expected to close in the third fiscal quarter. The acquisition of R&A fits the Company's strategic objective to grow its asset management business. The determination of the purchase price was made on the basis of, among other things, the revenues, profitability and growth rates of R&A.

     c) Acquisition of PCM and certain affiliated entities

     On August 1, 2001, the Company acquired PCM and its affiliated entities for cash of approximately $682,000 plus acquisition costs of $1,000. In accordance with SFAS No. 141, the acquisition was accounted for as a purchase. PCM, a leading high net worth investment manager, manages assets of approximately $8.6 billion. The acquisition of PCM fits the Company's strategic objective to grow its asset management business. The determination of the purchase price was made on the basis of, among other things, the revenues, profitability and growth rates of PCM.

     A summary of the fair values of the net assets acquired is as follows:

Current assets, net                                 $   4,228
Fixed assets                                            1,903
Trade name                                             47,000
Asset management contracts                            298,000
Goodwill                                              331,869

Total purchase price, including acquisition costs   $ 683,000



    The fair value of the asset management contracts of $298,000 will be amortized over an average life of eighteen years. The value of the trade name will not be subject to amortization.

    The total amount of goodwill will be deductible for tax purposes and is attributable to the asset management segment.

    The transaction also includes two contingent payments after the third and fifth anniversaries of closing based on PCM's revenue growth, with the aggregate purchase price to be no more than $1.382 billion.
Any additional payments required as a result of the contingency will be allocated to goodwill.

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

RESULTS OF OPERATIONS

During the first fiscal quarter ended June 30, 2001, net revenues rose 1% to $346.3 million. Net earnings and diluted earnings per share declined from the corresponding quarter in fiscal 2001 to $35,361 and $.52, respectively. The decrease in net earnings was primarily the result of higher expenses, a decrease in commission revenues and a significant decline in net interest profit, driven by lower average interest rates and lower margin account balances. The results of the June 2001 quarter include the effect of adoption of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", which resulted in a $1.9 million reduction in other expenses and a $0.02 increase in basic and diluted earnings per share.


Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

Revenues:

In the quarter, net revenues rose 1% to $346.3 million from $343.1 million in the corresponding quarter of the prior year.

Investment advisory and related fees:

Investment advisory and related fees increased to $169.5 million, up 8% from the June 2000 quarter. This increase is primarily attributable to growth and performance fees in fixed income advisory accounts and the addition of fees earned by Barrett Associates, which was acquired in February 2001. Legg Mason subsidiaries served as investment advisors to individual and institutional accounts and mutual funds with an asset value of $145.6 billion, up 15% from $126.6 billion a year ago and up 4% from $139.9 billion at March 31, 2001.

Commissions:

Commission revenues of $83.3 million decreased 9% from $91.6 million in the prior year's quarter, primarily as a result of a decrease in volume of over-the-counter retail securities transactions and decreased sales of non-affiliated mutual funds and variable annuities, partially offset by a higher volume of institutional listed securities transactions.

Principal transactions:

Principal transactions revenues were $33.2 million, down 1% from $33.5 million in the prior year's quarter as a result of a decrease in the volume of over-the-counter equity securities transactions, offset by increased fixed income securities revenues.

Investment banking:

Investment banking revenues were $20.4 million, down 9% from $22.4 million in the prior year's quarter, attributable to a decrease in corporate banking activity, partially offset by an increase in municipal banking fees.

Interest:

Interest revenue decreased 23% to $54.7 million, from $70.7 million in the prior year's quarter, due to significantly lower average interest rates and lower client margin loan balances, partially offset by increases in firm investment balances (predominantly funds segregated for regulatory purposes and proceeds from the zero-coupon convertible notes).

Interest expense decreased 21% to $34.7 million from $43.7 million as a result of significantly lower interest rates on client credit account balances, partially offset by interest accretion on the convertible notes issued in June 2001.

Other:

Other revenues increased 78% to $19.8 million from $11.1 million in the prior year's quarter, primarily as a result of unrealized gains on warrants acquired in connection with private placements.

Expenses:

Compensation and benefits:

Compensation and benefits increased 7% to $213.6 million, from $199.9 million in the prior year's quarter, primarily attributable to higher salaries and incentive-related expenses and fixed compensation costs resulting from an increase in the number of full time employees.

Communications and technology:

Communications and technology expense rose 5% to $26.2 million from $24.9 in the prior year's quarter as a result of increased investments in technology and other fixed costs associated with branch office expansion over the past year.

Occupancy:

Occupancy and equipment rental was $14.9 million, up 22% from $12.2 million in the corresponding prior year quarter, primarily due to higher costs resulting from opening new, and expanding existing branch office locations and additional costs for the firm's new operation and technology center.

Other:

Other expenses decreased 15% to $29.8 million from $35.1 million in the prior year's quarter, principally as a result of declines in advertising and loss and error charges. In addition, the current period reflects the adoption of SFAS No. 141 and 142, which resulted in a $1.9 million reduction of expense related to amortization of goodwill and indefinite-life intangible assets.

Income tax provision:

The provision for income taxes declined 16% to $24.0 million, from $28.6 million primarily as a result of the decrease in pre-tax earnings. In addition, the effective tax rate declined to 40.4% in the June 2001 quarter from 41.4% in the June 2000 quarter due to the impact of adopting the new accounting rules for goodwill and other intangible assets, most of which is non-deductible for tax purposes.

Liquidity and Capital Resources

Except for the issuance of long-term debt and commitments for business combinations described herein, there has been no material change in the Company's financial position since March 31, 2001. A substantial portion of the Company's assets is liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed principally by free credit balances, equity capital, long-term notes, bank lines of credit and other payables.

During the three months ended June 30, 2001, cash and cash equivalents increased $185.0 million. Cash flows from operating activities used approximately $168.4 million, attributable to a net increase in broker-dealer receivables, payments of accrued compensation and higher levels of segregated cash. Cash flows from financing activities provided $354.4 million, of which $244.4 million represents net proceeds from the issuance of the convertible notes and $123.4 million resulted from an increase in short-term borrowings. On August 1, 2001, the proceeds from the issuance of the convertible notes were used for the acquisition of Private Capital Management, L.P. ("PCM"). Investing activities used $1.4 million, including payments for the acquisition of the assets of Arthur Karafin Investment Advisors and purchases of equipment, leasehold improvements and investment securities, offset by proceeds from sales and maturities of investment securities.

On July 2, 2001, the Company issued $425 million principal amount of senior notes due July 2, 2008, which bear interest at 6.75%. The notes were issued at a discount for net proceeds of approximately $421 million, which were used to fund the purchase of PCM, as well as for general corporate purposes. In addition, a portion of the proceeds are expected to be used to purchase Royce and Associates, Inc. ("R&A") for $115 million. This acquisition is expected to close in the third fiscal quarter. The transaction also includes three contingent payments based on R&A's revenue for the years ending on the third, fourth and fifth anniversary of closing, with the aggregate purchase price to be no more than $215 million. The Company has the option to pay as much as 50% of the purchase price in common stock.

Forward-Looking Statements

The Company has made in this report, and from time to time may otherwise make in its public filings, press releases and statements by Company management, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning the Company's operations, economic performance and financial condition. The words or phrases "can be", "expects", "may affect", "may depend", "believes", "estimate", "project" and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and the Company cautions readers that any forward-looking information provided by or on behalf of the Company is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond the Company's control, in addition to those discussed elsewhere herein and in the Company's other public filings, press releases and statements by Company management, including (i) the volatile and competitive nature of the financial services business, (ii) changes in domestic and foreign economic and market conditions, (iii) the effect of federal, state and foreign regulation on the Company's business, (iv) market, credit and liquidity risks associated with the Company's investment management, underwriting, securities trading and market-making activities, (v) impairment of acquired intangible assets and goodwill,
(vi) potential restrictions on the business of, and withdrawal of capital from, certain subsidiaries of the Company due to net capital requirements, (vii) potential liability under federal and state securities laws and (viii) the effect of acquisitions. Due to such risks, uncertainties and other factors, the Company cautions each person receiving such forward-looking information not to place undue reliance on such statements. All such forward-looking statements are current only as of the date on which such statements were made. The Company does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the quarter ended June 30, 2001, there were no material changes to the information contained in Part II, Item 7A of the Company's
Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

On June 6, 2001, the Company issued $567,000,000 aggregate principal amount at maturity of Liquid Yield Option Notes due
2031 (the "Notes"). The Notes were issued at a price of $440.70 per $1,000 principal amount at maturity, resulting in gross proceeds of approximately $250,000,000 and net proceeds, net of certain offering expenses and an initial purchaser's discount of $9.92 per $1,000 principal amount at maturity of Notes, of $244,375,000. The Notes were issued in a private placement to Merrill Lynch, Pierce, Fenner & Smith Incorporated, which then re-offered the Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Upon the occurrence of a conversion trigger event (as discussed below), each $1,000 principal amount at maturity of Notes is convertible into 7.7062 shares of the Company's common stock, subject to adjustment in the event of distributions or dividends on Company common stock that are paid in shares of stock, subdivisions or reclassifications of Company common stock and certain other extraordinary distributions on shares of common stock. The conversion trigger events are (i) the sale price of Company common stock for at least 20 trading days during the last
30 trading days of any calendar quarter after the quarter ended
June 30, 2001 exceeding a percentage (beginning at 120% and declining
 .08474 percentage points per quarter thereafter) of the accreted conversion price per share on the last day of the quarter (calculated as the issue price of a Note plus the accrued original issue discount to that date, divided by the number of shares of common stock issuable upon conversion of the Note), (ii) the Notes being rated by Moody's or Standard and Poor's at or below Ba1 or BB, respectively, (iii) the Notes being called for redemption and (iv) the Company being party to a specified corporate transaction in which shares of its common stock are converted into cash, securities or other property. The net proceeds of the offering of the Notes were used on August 1, 2001 to pay a portion of the purchase price in the acquisition of PCM.



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

		  10.    Purchase Agreement dated as
			 of May 29, 2001 by and among
			 Legg Mason Inc., Carnes
			 Capital Corporation, Private
			 Capital Management, L.P.,
			 PCM-GP, Inc., MCC-PCM, Inc.,
			 Miles C. Collier, Bruce S.
			 Sherman, and Gregg J. Powers

		  12.    Computation of consolidated
			 ratios of earnings to fixed
			 charges

	       (b) A Report on Form 8-K/A was filed
		   May 31, 2001 reporting under Item
		   5 and amending and correcting two
		   8-K reports filed on May 30,2001.
		   In addition, 8-K Reports were
		   filed on each of June 1, 2001,
		   reporting under Item 2, and June
		   26, 2001, reporting under Item 5.
		   The June 1, 2001 Form 8-K
		   contained restated financial
		   statements of Legg Mason, Inc. for
		   the fiscal year ended March 31,
		   2000, giving effect to the
		   acquisition of Perigee Inc. on a
		   pooling of interest basis.

		     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


			      LEGG MASON, INC.
				(Registrant)


DATE: August 10, 2001          /s/Timothy C. Scheve
			       Timothy C. Scheve
			       Senior Executive Vice President





DATE: August 10, 2001          /s/Thomas L. Souders
			       Thomas L. Souders
			       Senior Vice President and
			       Treasurer

			      INDEX TO EXHIBITS

		  3.1   Articles of Incorporation of
			the Company, as amended
			(incorporated by reference to
			Form 10-Q for the quarter ended
			September 30, 2000)

		  3.2   By-laws of the Company as
			amended and restated April 25, 1988
			(incorporated by reference to the
			Company's Annual Report on Form 10-
			K for the year ended March 31,
			1988)

		 10.    Purchase Agreement dated as
			of May 29, 2001 by and among
			Legg Mason Inc., Carnes
			Capital Corporation, Private
			Capital Management, L.P.,
			PCM-GP, Inc., MCC-PCM, Inc.,
			Miles C. Collier, Bruce S.
			Sherman, and Gregg J. Powers

		 12.    Computation of consolidated
			ratios of earnings to fixed
			charges