Form 10-Q
period 2001-09-30
LEGG MASON INC
filed 2001-11-14
CIK 704051

SECURITIES AND EXCHANGE COMMISSION

			Washington, D.C.  20549

			       FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		 SECURITIES EXCHANGE ACT OF 1934

		   For the Quarter Ended September 30, 2001

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

63,987,156 shares of common stock and 2,651,106 exchangeable shares as of the close of business on November 6, 2001. The exchangeable shares, which were issued by Legg Mason Canada Holdings in connection with the acquisition of Perigee Inc., are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting and other rights equivalent to common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

		    LEGG MASON, INC. AND SUBSIDIARIES
	       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
			 (in thousands of dollars)

					   September 30, 2001  March 31, 2001
						(Unaudited)

ASSETS:

Cash and cash equivalents...................     $  383,109       $  556,148
Cash and securities segregated for
 regulatory purposes........................      2,168,644        1,942,110
Securities purchased under agreements
 to resell..................................        115,000                -
Receivables:
 Customers..................................      1,028,524        1,102,920
 Brokers, dealers and clearing organizations        153,552          108,560
 Others.....................................        132,184          121,600
Securities borrowed.........................        251,686          247,229
Financial instruments owned, at fair value..        233,925          127,188
Investment securities, at fair value........         16,623           14,050
Investments of finance subsidiaries.........         99,723          115,226
Equipment and leasehold improvements, net...         71,309           71,645
Intangible assets, net......................        403,062           61,748
Goodwill....................................        429,535           87,701
Other.......................................        160,696          131,501

						 $5,647,572       $4,687,626

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
 Payables:
  Customers..................................    $3,029,617       $2,909,147
   Brokers and dealers.......................        96,906           45,787
  Securities loaned..........................       211,927          252,925
  Short-term borrowings......................        89,431            4,900
  Financial instruments sold, but not yet
   purchased, at fair value..................        63,320           38,814
  Accrued compensation.......................       135,775          146,279
  Other......................................       140,925          143,084
  Notes payable of finance subsidiaries......        99,143          119,200
  Long-term debt.............................       775,890           99,770

						  4,642,934        3,759,906

Stockholders' Equity:
 Common stock................................         6,394            6,285
 Shares exchangeable into common stock.......         9,990           10,439
 Additional paid-in capital..................       352,460          330,394
 Deferred compensation and employee note
  receivable.................................       (36,829)         (36,406)
 Employee stock trust........................       (90,689)         (81,225)
 Deferred compensation employee stock trust..        90,689           81,225
 Retained earnings...........................       677,812          624,665
 Accumulated other comprehensive income,net..        (5,189)          (7,657)

						  1,004,638          927,720

						 $5,647,572       $4,687,626


		   See notes to consolidated financial statements.

		      LEGG MASON, INC. AND SUBSIDIARIES
		     CONSOLIDATED STATEMENTS OF EARNINGS
		  (in thousands, except per share amounts)
				(Unaudited)

					  Three months         Six months
				      ended September 30,  ended September 30,
					  2001      2000       2001     2000
Revenues:

   Investment advisory and related fees $181,819  $164,638  $351,272  $322,096
   Commissions.........................   79,402    89,209   162,745   180,845
   Principal transactions..............   31,207    27,742    64,453    61,233
   Investment banking..................   27,214    10,104    47,618    32,499
   Interest............................   48,843    73,085   103,586   143,774
   Other...............................    4,467    10,991    24,278    22,139

     Total revenues....................  372,952   375,769   753,952   762,586
   Interest expense....................   37,884    45,865    72,562    89,552

     Net revenues......................  335,068   329,904   681,390   673,034

Non-Interest Expenses:
   Compensation and benefits...........  202,616   197,684   416,235   397,547
   Communications and technology.......   24,960    24,390    51,141    49,264
   Occupancy...........................   16,132    13,224    30,987    25,465
   Amortization of intangibles.........    4,531     2,944     6,344     6,045
   Other...............................   35,851    28,866    66,362    62,946

    Total non-interest expenses........  284,090   267,108   571,069   541,267

Earnings Before Income Tax Provision...   50,978    62,796   110,321   131,767
   Income tax provision................   20,588    25,590    44,570    54,177

Net Earnings .......................... $ 30,390  $ 37,206  $ 65,751  $ 77,590


Earnings per common share:
  Basic................................ $   0.47  $   0.58  $   1.01  $   1.22
  Diluted.............................. $   0.45  $   0.55  $   0.97  $   1.15


Weighted average number of common
 shares outstanding:
  Basic................................   65,171    63,724    64,912    63,465
   Diluted.............................   68,055    68,187    68,042    67,730

Dividends declared per common share.... $   0.10  $   0.09  $   0.19  $   0.17


Book value per common share............                     $  15.09  $  13.17




		   See notes to consolidated financial statements.


		       LEGG MASON, INC. AND SUBSIDIARIES
		     CONSOLIDATED STATEMENTS OF CASH FLOWS
			  (in thousands of dollars)
				 (Unaudited)

							  Six months ended
							    September 30,
							  2001        2000

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings........................................   $ 65,751    $ 77,590
  Non-cash items included in earnings:
   Depreciation and amortization.....................     19,312      17,325
   Originated mortgage servicing rights..............       (981)     (1,217)
   Deferred compensation.............................      4,339       2,269
   Unrealized gains/losses on firm investments.......     (1,727)      1,984
   Other.............................................      2,232         360
  Deferred income taxes..............................     (6,511)     (5,323)
 (Increase) decrease in assets excluding
   business acquisitions:
  Cash and securities segregated for regulatory
   purposes..........................................   (226,533)    304,439
  Receivable from customers..........................     74,396     (38,731)
  Other receivables..................................    (54,443)    (26,668)
  Securities borrowed................................     (4,458)    298,457
  Financial instruments owned........................   (106,737)    (18,967)
  Other..............................................     (7,888)    (23,413)
 Increase (decrease)in liabilities excluding
    business acquisitions:
  Payable to customers...............................    120,469    (197,554)
  Payable to brokers and dealers.....................     51,119      50,124
  Securities loaned..................................    (40,999)   (313,212)
  Financial instruments sold, but not yet purchased..     24,506      25,104
  Accrued compensation...............................    (10,494)    (20,275)
  Other..............................................     (6,311)    (33,952)

CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES.....   (104,958)     98,340

CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for:
   Equipment and leasehold improvements..............    (10,691)    (13,181)
   Asset management and mortgage servicing contracts.     (2,163)       (626)
   Business acquisitions, net of cash acquired.......   (688,736)          -
 Net increase in securities purchased
  under agreements to resell.........................   (115,000)    (94,771)
 Purchases of investment securities..................     (6,716)     (5,606)
 Proceeds from sales and maturities of investment
   securities........................................     27,925      22,333

CASH USED FOR INVESTING ACTIVITIES...................   (795,381)    (91,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in short-term borrowings...............     84,531      70,524
 Issuance of long-term debt..........................    664,837           -
 Repayment of notes payable of finance subsidiaries..    (26,676)    (13,827)
 Issuance of common stock............................     15,244      13,500
 Dividends paid......................................    (11,822)    (13,079)

CASH PROVIDED BY FINANCING ACTIVITIES................    726,114      57,118

EFFECT OF EXCHANGE RATE CHANGES ON CASH..............      1,186        (692)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.   (173,039)     62,915
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....    556,148     213,203


CASH AND CASH EQUIVALENTS AT END OF PERIOD...........   $383,109    $276,118

		  See notes to consolidated financial statements.


		    LEGG MASON, INC. AND SUBSIDIARIES
	    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
		     (in thousands of dollars)
			   (Unaudited)


					Three months ended   Six months ended
					  September 30,        September 30,
					    2001      2000     2001   2000

Net earnings...........................  $30,390    $37,206  $65,751  $77,590

Other comprehensive income:
 Foreign currency translation
   adjustments.........................    1,608        674    2,214     (211)
 Unrealized gains(losses)on investment
   securities:
    Unrealized holding gains (losses)
     arising during the period.........      968        657      650    1,603
    Reclassification adjustment for
     gains included in net income......       -          -      (160)      -
    Net unrealized gains (losses)......      968        657      490    1,603

 Deferred income taxes.................      (35)      (131)    (236)    (370)

  Total other comprehensive income.....    2,541      1,200    2,468    1,022

Comprehensive income...................  $32,931    $38,406  $68,219  $78,612




		 See notes to consolidated financial statements.

		  LEGG MASON, INC. AND SUBSIDIARIES
	      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	       (in thousands, except per share amounts)
			 September 30, 2001
			   (Unaudited)


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


2. Net Capital Requirements:

	The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. The Rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of September 30, 2001, the broker-dealer subsidiaries had aggregate net capital, as defined, of $270,935 which exceeded required net capital by $248,909.


3. Financial Instruments Owned, at Fair Value:

	At September 30, 2001, the Company had pledged securities owned of $269 as collateral to counterparties for securities loaned transactions and for commodities clearing requirements, which can be sold or repledged by the counterparties.

4. Long-Term Debt:

	The Company's long-term debt at September 30, 2001 consists of 6.75% senior notes of $423,898, zero-coupon convertible senior notes of $252,199,and 6.50% senior notes of $99,793.

	On July 2, 2001, the Company issued $425,000 principal amount of senior notes due July 2, 2008, which bear interest at 6.75%. The notes were sold at a discount to yield 6.80%. A portion of the approximately $421,000 proceeds from the notes was used to fund the purchase of Private Capital Management, L.P.("PCM"). Additionally, a portion of these proceeds was used to fund the purchase of Royce & Associates, Inc. ("R&A")(see Note 10).

	On June 6, 2001 the Company issued $567,000 principal amount at maturity of zero-coupon convertible senior notes due on June 6, 2031, resulting in gross proceeds of approximately $250,000. The convertible notes were issued in a private placement to qualified institutional buyers at an initial offering price of $440.70 per $1,000 principal amount at maturity. The discounted price reflects a yield to maturity of 2.75% per year. Upon certain events, each note is convertible into
7.7062 shares of the Company's common stock, subject to adjustment. The Company may redeem the convertible notes for cash on or after June 6, 2006 at their accreted value. In addition, the Company may be required to repurchase the convertible notes at their accreted value, at the option of the holders, on various dates beginning on June 6, 2003. Such repurchases can be paid in cash, shares of the Company's common stock or a combination of both. The net proceeds of the offering were $244,375, after payment of debt issuance costs. The debt issuance costs are included in other assets and are being amortized over a two-year period up to the date of the first repurchase option of the holders. Approximately 4.4 million shares of common stock are reserved for issuance upon conversion.

	The Company also has outstanding $100,000 of senior notes due February 15, 2006, which bear interest at 6.5%. The notes were issued at a discount to yield 6.57%.

5. Earnings Per Share:

	The following tables present the computations of basic and diluted earnings per share for the three and six months ended September 30, 2001 and 2000.



				  Three months ended September 30,
				    2001                 2000
			       Basic   Diluted      Basic     Diluted

Weighted average shares
outstanding:
  Common stock                 65,171   65,171      63,724    63,724
  Stock options                     -    2,394           -     3,897
  Shares related to
   deferred compensation            -      490           -       566
Weighted average common
 and common equivalent
 shares outstanding            65,171   68,055      63,724    68,187


Net earnings applicable
  to common stock             $30,390  $30,390     $37,206   $37,206


Earnings per common share     $  0.47  $  0.45     $  0.58   $  0.55




				  Six months ended September 30,
				    2001                 2000
			       Basic    Diluted      Basic    Diluted


Weighted average shares
outstanding:
  Common stock                 64,912   64,912      63,465    63,465
  Stock options                     -    2,629           -     3,737
  Shares related to
     deferred compensation          -      501           -       528
Weighted average common
 and common equivalent
 shares outstanding            64,912   68,042      63,465    67,730


Net earnings applicable
  to common stock             $65,751  $65,751     $77,590   $77,590


Earnings per common share     $  1.01  $  0.97     $  1.22   $  1.15



6. Accounting Developments:

	The results for the quarter and six months ended September 30, 2001 include the effect of adopting Statement of Financial Accounting
Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", which resulted in expense reductions of $1,920 ($1,658 net of tax) for the quarter and $3,883 ($3,360 net of tax) for the six months and a $0.02 increase in basic and diluted earnings per share for the quarter and $0.05 increase in basic and diluted earnings per share for the six months. SFAS No. 141 provides that all business combinations initiated after June 30, 2001 shall be accounted for using the purchase method. In addition, it provides that the cost of an acquired entity must be allocated to the assets acquired, including identifiable intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. The excess cost over the fair value of the net assets acquired must be recognized as goodwill. SFAS No. 142 provides that goodwill is no longer amortized and the value of an identifiable intangible asset must be amortized over its useful life, unless the asset is determined to have an indefinite useful life. Goodwill must be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is adopted. The Company has completed its testing of goodwill and has determined that there is no impairment as of April 1, 2001. The $1,920 and $3,883 pre-tax reduction of intangible amortization expense for the quarter and six months, respectively, represents the amount of amortization of goodwill and indefinite-life intangible assets that arose from acquisitions prior to June 30, 2001 and are no longer amortized. Amounts assigned to indefinite-life intangible assets primarily represent the value of contracts to manage assets in mutual funds and similar pooled investment products, which are deemed to have indeterminable lives.

	The following table reflects consolidated results adjusted as though the adoption of SFAS Nos. 141 and 142 occurred as of the beginning of the three and six month periods ended September 30, 2000:


				 Three months            Six months
			      ended September 30,    ended September 30,
			       2001         2000      2001       2000

Net Earnings:
As reported                  $ 30,390     $ 37,206   $ 65,751   $ 77,590
Goodwill amortization             -          1,169       -         2,371
Indefinite-life intangibles
  amortization                    -            260       -           531
As adjusted                  $ 30,390     $ 38,635   $ 65,751   $ 80,492


Basic Earnings Per Share:
As reported                  $   0.47     $   0.58   $   1.01   $   1.22
Goodwill amortization             -           0.02        -         0.04
Indefinite-life intangibles
 amortization                     -           0.01        -         0.01
As adjusted                  $   0.47     $   0.61   $   1.01   $   1.27

Diluted Earnings Per Share:
As reported                  $   0.45     $   0.55   $   0.97   $   1.15
Goodwill amortization             -           0.02        -         0.03
Indefinite-life intangibles
 amortization                     -             -         -         0.01
As adjusted                  $   0.45     $   0.57   $   0.97   $   1.19


The following table reflects the components of intangible assets as of September 30, 2001:

				       Gross Carrying     Accumulated
					   Amount         Amortization
Amortized intangible assets:
  Asset management contracts                $355,366       $ 18,726
  Mortgage servicing contracts                10,240          4,256
  Total amortized intangible assets         $365,606       $ 22,982

Non-amortized intangible assets:
  Fund management contracts                 $ 13,438       $    -
  Trade name                                  47,000
					    $ 60,438       $    -

       Estimated amortization expense (excluding the impact of amortizable intangible assets from business combinations subsequent to September 30, 2001, see Note 10) for each of the five succeeding fiscal years is as follows:

     Fiscal year ended March 31:             Amount
	   2002                              $18,787
	   2003                               24,118
	   2004                               23,036
	   2005                               22,747
	   2006                               22,439


The Company's carrying value of goodwill of approximately $429,535 at September 30, 2001 is primarily attributable to its asset management reporting segment. The increase in the carrying value of goodwill since March 31, 2001 reflects the acquisition of PCM and its affiliated entities, the acquisition of the assets of Arthur Karafin Investment Advisors, which was not material to the Company's financial statements, and the impact of changes in foreign currency exchange rates.

7. Legal Proceedings:

	The Company has been the subject of customer complaints and has also been named as a defendant in various legal actions arising primarily from securities and investment banking activities, including certain class actions which primarily allege violations of securities laws and seek unspecified damages which could be substantial, and has been involved in certain governmental and self regulatory agency investigations and proceedings. While the ultimate resolution of these actions cannot be currently determined, in the opinion of management, after consultation with legal counsel, the actions are expected be resolved with no material adverse effect on the Company's financial position. However, if during any period a potential adverse contingency should become probable, the results of operations in that period could be materially affected. During the quarter ended September 30, 2001, the Company increased its litigation reserves by approximately $7.5 million, in large part in response to an asserted claim that was settled subsequent to September
30, 2001.


8. Acquisitions:

       On August 1, 2001, the Company completed the acquisition of PCM and its affiliated entities for cash of approximately $682,000 plus acquisition costs of $1,000. In accordance with SFAS No. 141, the acquisition was accounted for as a purchase. PCM, a leading high net worth investment manager, managed assets of approximately $8.6 billion at the date of acquisition. The acquisition of PCM fits the Company's strategic objective to grow its asset management business. The determination of the purchase price was made on the basis of, among other things, the revenues, profitability and growth rates of PCM.

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




       The fair value of the asset management contracts of $298,000 are being amortized over an average life of eighteen years. The value of the trade name is not subject to amortization.

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

	The following unaudited pro-forma consolidated results are presented as though the acquisition of PCM and its affiliated entities had occurred as of the beginning of each period presented.


			     Three months ended       Six months ended
				 September 30,         September 30,
			      2001     2000         2001       2000

Net Revenues               $339,504  $338,645      $704,718   $689,352

Net Earnings               $ 31,592  $ 37,704      $ 72,486   $ 78,026

Earnings per common share:
   Basic                   $   0.48  $   0.59      $   1.12   $   1.23
   Diluted                 $   0.46  $   0.55      $   1.07   $   1.15



9. Business Segment Information:

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

Business segment financial results are as follows:


				Three months ended    Six months ended
				 September 30,          September 30,
				2001      2000           2001      2000

Net revenues:
  Asset Management........... $124,150   $110,847     $241,658  $217,741
  Private Client.............  151,440    180,293      309,499   362,271
  Capital Markets............   49,846     30,610      113,977    77,268
  Other......................    9,632      8,154       16,256    15,754

			      $335,068   $329,904     $681,390  $673,034


Earnings before income tax
 provision:
  Asset Management........... $ 30,490   $ 35,849     $ 64,878  $ 64,746
  Private Client.............   14,035     30,653       26,753    64,617
  Capital Markets............    5,658     (4,959)      18,338       693
  Other......................      795      1,253          352     1,711

			      $ 50,978   $ 62,796     $110,321  $131,767

	The Company principally operates in the United States, United Kingdom and Canada. Results by geographic region are as follows:


				Three months ended      Six months ended
				 September 30,            September 30,
				   2001      2000         2001     2000

Net revenues:
  United States..............  $318,883  $314,061      $648,763   $640,726
  United Kingdom.............     8,868     7,305        17,670     15,668
  Canada.....................     7,317     8,538        14,957     16,640
			       $335,068  $329,904      $681,390   $673,034



Earnings before income tax
 provision:
  United States..............  $ 47,471  $ 62,121      $106,793   $132,068
  United Kingdom.............      (355)   (3,490)       (3,479)    (6,581)
  Canada.....................     3,862     4,165         7,007      6,280
			       $ 50,978  $ 62,796      $110,321   $131,767


10.     Subsequent Events:

	On October 1, 2001, the Company acquired R&A, which manages small-cap and micro-cap mutual funds. As of September 30, 2001, R&A managed a total of approximately $4.7 billion in assets. The Company acquired R&A for an initial cash payment of $115,000. In accordance with SFAS No. 141, the acquisition was accounted for as a purchase. The acquisition of R&A fits the Company's strategic objective to grow its asset management business. The determination of the purchase price was made on the basis of, among other things, the revenues, profitability and growth rates of R&A.

	The net book value of R&A on October 1, 2001 was approximately $4.4 million. The Company is in the process of valuing the net assets acquired in order to allocate the purchase price.

	The transaction also includes three contingent payments based on a multiple of R&A's revenue for the years ending on the third, fourth and fifth anniversaries of closing, with the aggregate purchase price to be no more than $215,000. The Company has the option to pay as much as 50% of the remaining purchase price in common stock. Any additional payments required as a result of the contingency will be allocated to goodwill.

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

RESULTS OF OPERATIONS

During the second fiscal quarter and the six months ended September 30, 2001, net revenues rose 2% to $335.1 million and 1% to $681.4 million, respectively. Net earnings decreased 18% and 15% during the quarter and
six months ended September 30, 2001, respectively.   Diluted earnings per
share decreased 18% and 16% during the quarter and six months ended September 30, 2001, respectively. The decrease in net earnings in both the quarter and six months was primarily the result of a significant decline in net interest profit, driven by lower average interest rates and lower margin account balances and an increase in long-term debt, higher expenses and a decline in commission revenue. In addition, the quarter and six months include two months of revenues earned by Private Capital Management, L.P. ("PCM"), a leading high net worth investment
manager, acquired August 1, 2001.   The results also include the effect
of adopting Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", which resulted in expense reductions of $1.9 million and $3.9 million and an increase of $0.02 and $0.05 in diluted earnings per share for the quarter and six months, respectively.

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30,
2000

Revenues:

In the quarter ended September 30, 2001, net revenues increased 2% to $335.1 million from $329.9 million in the prior year's quarter.

Investment advisory and related fees:

Investment advisory and related fees increased to $181.8 million, up 10% from the September 2000 quarter. This increase is primarily attributable to the addition of fees earned by PCM and Barrett Associates, Inc., which were acquired in August 2001 and February 2001, respectively. Additionally, growth and performance fees in fixed income investment advisory accounts also increased. These increases were partially offset by a decline in fees from Company-sponsored mutual funds. Legg Mason subsidiaries served as investment advisors to individual and institutional accounts and mutual funds with an asset value of $157.4 billion, up 18% from $133.8 billion a year ago and up 8% from $145.6 billion at June 30, 2001.

Commissions:

Commission revenues of $79.4 million decreased 11% from $89.2 million in the prior year's quarter, primarily as a result of a decrease in the volume of retail securities transactions and sales of non-affiliated mutual funds and variable annuities, partially offset by a higher volume of institutional securities transactions. Additionally, the September 2001 quarter includes the addition of commission revenues of $3.6 million from PCM.

Principal transactions:

Principal transactions revenues were $31.2 million, up 13% from $27.7 million in the prior year's quarter as a result of an increase in fixed income securities transaction volume, partially offset by a decrease in the volume of over-the-counter equity securities transactions.

Investment banking:

Investment banking revenues of $27.2 million were up 169% from $10.1 million in the corresponding prior year quarter, attributable to an increase in corporate banking activity, primarily selling concessions and private placement fees and an increase in municipal banking fees.

Interest:

Interest revenue decreased 33% to $48.8 million, from $73.1 million in the prior year's quarter, due to significantly lower average interest rates and lower client margin account balances, partially offset by an increase in average firm investment balances (predominantly funds segregated for regulatory purposes and temporarily-invested proceeds from debt issued for business acquisitions).

Interest expense decreased 17% to $37.9 million from $45.9 million as a result of significantly lower interest rates on client credit account and conduit stock loan balances, partially offset by larger customer credit account balances and increased interest on debt issued in connection with business acquisitions.

Other:

Other revenues declined 59% to $4.5 million from $11.0 million in the prior year's quarter, primarily as a result of unrealized losses on warrants acquired in connection with private placements and other firm investments, partially offset by an increase in loan origination fees.


Expenses:

Compensation and benefits:

Compensation and benefits increased 2% to $202.6 million from $197.7 million in the corresponding prior year quarter, primarily attributable to higher salaries and vesting of an increased volume of deferred compensation arrangements related to business expansion and higher profitability based incentive compensation expense related to capital market activities, offset in part by a decline in sales commission expense.

Communications and technology:

Communications and technology expense rose 2% to $25.0 million from $24.4 million in the prior year's quarter as a result of increased costs associated with business expansion.

Occupancy:

Occupancy was $16.1 million, up 22% from $13.2 million in the corresponding prior year quarter, primarily due to higher costs resulting from opening new, and expanding existing, branch office locations and additional costs for the firm's new operations and technology center.

Amortization of intangibles:

Amortization of intangibles increased to $4.5 million, up 54% from $2.9 million in the corresponding prior year quarter as a result of the addition of amortization of intangibles, principally investment management contracts, acquired in the PCM acquisition, offset by a decrease resulting from the impact of adopting SFAS No. 142, as discussed previously.

Other:

Other expenses increased 24% to $35.9 million from $28.9 million in the corresponding prior year quarter primarily as a result of an increase in the provision for litigation reserves (see Note 7 of Notes to Consolidated Financial Statements), offset in part by a decline in promotional expenses.

Income tax provision:

The income tax provision declined 20% to $20.6 million because of a decrease in pre-tax earnings. In addition, the effective tax rate declined to 40.4% in the September 2001 quarter from 40.8% in the September 2000 quarter primarily due to the impact of adopting the provisions of SFAS No. 141 and SFAS No. 142, eliminating the earnings charge for certain intangibles, which are non-deductible for tax purposes.


Six Months Ended September 30, 2001 Compared to Six Months Ended
September 30, 2000

Revenues:

In the six months ended September 30, 2001, net revenues increased 1% to $681.4 million from $673.0 million in the prior year period.

Investment advisory and related fees:

Investment advisory and related fees increased 9% to $351.3 million from $322.1 million in the corresponding prior year period, principally as a result of growth in assets under management in fixed income investment advisory accounts and fees earned by PCM and Barrett Associates, Inc., which were acquired in August 2001 and February 2001, respectively.

Commissions:

Commission revenues of $162.7 million decreased 10% from $180.8 million in the corresponding prior year period, reflecting decreased volume of retail securities transactions and sales of non-affiliated mutual funds and variable annuities, partially offset by a higher volume of institutional securities transactions.

Principal transactions:

Principal transactions revenues were $64.5 million, up 5% from $61.2 million in the corresponding prior year period as a result of increased volume of fixed income securities transactions, substantially offset by lower equity trading profits.

Investment banking:

Investment banking revenues increased 47% to $47.6 million from $32.5 million in the corresponding prior year period, reflecting an increase in corporate and municipal banking activity.

Interest:

Interest revenue decreased 28% to $103.6 million from $143.8 million in the comparative prior year period because of significantly lower average interest rates and lower client margin account balances, offset, in part, by an increase in average firm investment balances (predominately funds segregated for regulatory purposes and temporarily-invested proceeds from debt issued for business acquisitions).

Interest expense decreased 19% to $72.6 million from $89.6 million in the comparative prior year period as a result of significantly lower interest rates on larger interest-bearing customer credit balances. This decrease was partially offset by the impact of interest expense on debt related to business acquisitions.

Other:

Other revenues increased 10% to $24.3 million from $22.1 million in the corresponding prior year period principally due to unrealized gains on warrants acquired in connection with private placements and an increase in loan origination fees. These increases were offset in part by unrealized losses on other private equity investments.

Expenses:

Compensation and benefits:

Compensation and benefits rose 5% to $416.2 million from $397.5 million, in the prior year's period, primarily attributable to higher salaries and vesting of an increased volume of deferred compensation arrangements related to business expansion and higher profitability based incentive compensation expense related to capital market activities, offset in part by a decline in sales commission expense.

Communications and technology:

Communications and technology expense rose 4% to $51.1 million from $49.3 million in the corresponding prior year period as a result of increased costs associated with business expansion.

Occupancy:

Occupancy increased 22% to $31.0 million from $25.5 million in the corresponding prior year period, as a result of higher costs resulting from opening new, and expanding existing branch office locations and additional costs for the firm's new operations and technology center.

Amortization of intangibles:

Amortization of intangible assets increased 5% to $6.3 million from $6.0 million in the corresponding prior year period, as a result of the addition of amortization of intangibles, principally investment management contracts, acquired in the PCM acquisition, offset by a decrease resulting from the impact of adopting SFAS No. 142, as discussed previously.

Other:

Other expenses increased 5% to $66.4 million from $62.9 million in the prior year primarily as a result of an increase in the provision for litigation reserves (see Note 7 of Notes to Consolidated Financial Statements), offset in part by declines in promotional expenses.


Income tax provision:

The income tax provision decreased 18% to $44.6 million because of a decrease in pre-tax earnings. The effective tax rate decreased to 40.4% for the six months ended September 30, 2001 from 41.1% for the comparable prior year period primarily due to the impact of adopting the provisions of SFAS No. 141 and SFAS No. 142, eliminating the earnings charge for certain intangibles, which are non-deductible for tax purposes.

Liquidity and Capital Resources

Except for the issuance of long-term debt, the proceeds of which were used for business combinations described herein, there has been no material change in the Company's financial position since March 31, 2001. A substantial portion of the Company's assets is liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed principally by free credit balances, equity capital, long-term notes, bank lines of credit and other payables.


During the six months ended September 30, 2001, cash and cash equivalents decreased $173.0 million. Investing activities used $795.4 million, principally resulting from payments for the acquisition of PCM and its affiliates and a net increase in securities purchased under agreements to resell. Cash flows from financing activities provided $726.1 million, principally as a result of proceeds of $664.8 of long-term debt issued to fund the acquisitions of PCM and R&A. On October 1, 2001, the Company acquired R&A for an initial payment of $115 million. Cash flows from operating activities used approximately $105.0 million, attributable to increases in segregated cash and proprietary securities inventories, partially offset by net earnings, adjusted for depreciation and amortization.

The Company may be required to make additional payments of up to approximately $800 million under business acquisition agreements (see Notes 8 and 10 of Notes to Consolidated Financial Statements).


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


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the period ended September 30, 2001, the Company issued $425,000 principal amount of senior notes due July 2, 2008, which bear interest at 6.75% and $567,000 principal amount at maturity of zero-coupon convertible senior notes due June 6, 2031. Except for the debt issued during the period ended September 30, 2001, there were no material changes to the information contained in Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

Part II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

Registrant's annual meeting of stockholders was held July 24, 2001. In the election of directors, the four director nominees were elected with the following votes:

			  Votes
			   Cast            For          Withhold

Raymond A. Mason          59,217,543   54,103,349       5,114,194
James W. Brinkley         59,217,543   54,113,733       5,103,810
Edmund J. Cashman, Jr.    59,217,543   54,106,480       5,111,063
Harold L. Adams           59,217,543   58,728,420         489,123

The stockholders voted in favor of the approval of the amendment of the Legg Mason Wood Walker, Incorporated Deferred Compensation Phantom Stock Plan as follows:

Votes Cast                      59,106,743
For                             56,008,580
Against                          3,098,163
Abstain                            110,800
Non-Vote                              --

The stockholders voted in favor of the reapproval of the Legg Mason, Inc. 1996 Equity Incentive Plan as follows:


Votes Cast                      59,122,849
For                             39,278,104
Against                         19,844,745
Abstain                             94,694
Non-Vote                             --


The stockholders voted in favor of the approval of the Legg
Mason, Inc. Employee Stock Purchase Plan as follows:


Votes Cast                      59,110,074
For                             57,700,009
Against                          1,410,065
Abstain                            107,469
Non-Vote                              --

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

		10.1  Stock purchase agreement, dated as
		      of July 16, 2001, by and among Legg
		      Mason, Inc., Royce & Associates, Inc.,
		      the shareholders of Royce & Associates,
		      Inc. and Royce Management Company

		10.2  Legg Mason Wood Walker, Incorporated
		      Deferred Compensation Phantom Stock
		      Plan (November 1, 2000 amending
		      restatement, as amended July 24, 2001)
		      (incorporated by reference to Appendix
		      A to the definitive proxy statement
		      for the Company's 2001 Annual Meeting
		      of Stockholders)*

		12.   Computation of consolidated
		      ratios of earnings to fixed
		      charges

	     (b) A report on Form 8-K was filed on
		 August 15, 2001 reporting under Item
		 2. This Report contained the following
		 financial statements: financial
		 statements of Private Capital
		 Management, Inc. and affiliates as of
		 and for the six months ended June 29,
		 2000; financial statements of Private
		 Capital Management, L.P. and
		 affiliates as of and for the six
		 months ended December 31, 2000;
		 financial statements of Carnes Capital
		 Corporation as of and for the year
		 ended December 31, 2000; financial
		 statements of Private Capital

		 Management, L.P. and affiliates as of
		 and for the six months ended June 30,
		 2001; financial statements of Carnes
		 Capital Corporation as of and for the
		 six months ended June 30, 2001, and
		 pro forma combined financial
		 information of Legg Mason, Inc. giving
		 effect to the acquisition of Private
		 Capital Management, L.P. and
		 affiliates.

		 * This exhibit is a management contract or a compensatory plan or arrangement.

			    SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


		       LEGG MASON, INC.
			(Registrant)


DATE: November 14, 2001             /s/Timothy C. Scheve
				    Timothy C. Scheve
				    Senior Executive Vice President





DATE: November 14, 2001             /s/Thomas L. Souders
				    Thomas L. Souders
				    Senior Vice President and
				    Treasurer

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

	      10.1   Stock purchase agreement, dated as
		     of July 16, 2001, by and among Legg
		     Mason, Inc., Royce & Associates, Inc.,
		     the shareholders of Royce &
		     Associates, Inc. and Royce Management
		     Company

	      10.2   Legg Mason Wood Walker, Incorporated
		     Deferred Compensation Phantom Stock
		     Plan (November 1, 2000 amending
		     restatement, as amended July 24, 2001)
		     (incorporated by reference to Appendix
		     A to the definitive proxy statement
		     for the Company's 2001 Annual Meeting
		     of Stockholders)


	      12.    Computation of consolidated
		     ratios of earnings to fixed
		     charges