Form 10-Q
period 2001-12-31
LEGG MASON INC
filed 2002-02-13
CIK 704051

SECURITIES AND EXCHANGE COMMISSION

			     Washington, D.C.  20549

				    FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		 SECURITIES EXCHANGE ACT OF 1934

		   For the Quarter Ended December 31, 2001

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

64,264,082 shares of common stock and 2,529,949 exchangeable shares as of the close of business on February 6,2002. The exchangeable shares, which were issued by Legg Mason Canada Holdings in connection with the acquisition of Perigee Inc., are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting and other rights equivalent to common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


			 LEGG MASON, INC. AND SUBSIDIARIES
		    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
			     (in thousands of dollars)

					    December 31,2001    March 31, 2001
					      (Unaudited)
ASSETS:

Cash and cash equivalents...................   $  635,281         $  556,148
Cash and securities segregated for
 regulatory purposes........................    2,327,269          1,942,110
Securities purchased under agreements
 to resell..................................       20,000                -
Receivables:
 Customers..................................    1,027,246          1,102,920
 Brokers,dealers and clearing organizations.      158,090            108,560
 Others.....................................      144,204            121,600
Securities borrowed.........................      343,316            247,229
Financial instruments owned, at fair value..      173,145            127,188
Investment securities, at fair value........       18,649             14,050
Investments of finance subsidiaries.........       99,119            115,226
Equipment and leasehold improvements, net...       69,955             71,645
Intangible assets, net......................      512,362             61,748
Goodwill....................................      429,003             87,701
Other.......................................      142,780            131,501

					       $6,100,419         $4,687,626

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
 Payables:
  Customers.................................   $3,371,704         $2,909,147
  Brokers and dealers.......................       23,622             45,787
 Securities loaned..........................      300,228            252,925
 Short-term borrowings......................      100,367              4,900
 Financial instruments sold, but not yet
  purchased, at fair value..................       49,147             38,814
 Accrued compensation.......................      167,169            146,279
 Other......................................      168,261            143,084
 Notes payable of finance subsidiaries......       98,888            119,200
 Long-term debt.............................      777,668             99,770

						5,057,054          3,759,906


Stockholders' Equity:
 Common stock...............................        6,408              6,285
 Shares exchangeable into common stock......        9,748             10,439
 Additional paid-in capital.................      358,049            330,394
 Deferred compensation and employee note
  receivable................................      (34,750)           (36,406)
 Employee stock trust.......................      (90,864)           (81,225)
 Deferred compensation employee stock trust.       90,864             81,225
 Retained earnings..........................      712,233            624,665
  Accumulated other comprehensive loss, net..      (8,323)            (7,657)

						1,043,365            927,720

					       $6,100,419         $4,687,626

		   See notes to consolidated financial statements.


		       LEGG MASON, INC. AND SUBSIDIARIES
		      CONSOLIDATED STATEMENTS OF EARNINGS
		   (in thousands, except per share amounts)
				   (Unaudited)

					  Three months        Nine months
				       ended December, 31   ended December 31,
					 2001      2000       2001       2000
Revenues:

 Investment advisory and related fees  $208,003  $165,564  $ 559,275 $ 487,660
 Commissions.........................    80,861    92,705    243,606   273,550
 Principal transactions..............    37,856    30,038    102,309    91,271
 Investment banking..................    24,443    15,746     72,061    48,245
 Interest............................    33,496    73,343    137,082   217,117
 Other...............................    19,146    16,260     43,424    38,399

   Total revenues....................   403,805   393,656  1,157,757 1,156,242
 Interest expense....................    29,039    44,571    101,601   134,123

   Net revenues......................   374,766   349,085  1,056,156 1,022,119

Non-Interest Expenses:
 Compensation and benefits...........   226,470   205,993    642,705   603,540
 Communications and technology.......    24,187    26,618     75,328    75,882
 Occupancy...........................    15,232    12,879     46,219    38,344
 Amortization of intangibles.........     6,258     2,917     12,602     8,962
 Other...............................    35,615    30,927    101,977    93,873

  Total non-interest expenses........   307,762   279,334    878,831   820,601



Earnings Before Income Tax Provision.    67,004    69,751    177,325   201,518
 Income tax provision................    25,916    28,430     70,486    82,607

Net Earnings ........................  $ 41,088  $ 41,321  $ 106,839 $ 118,911


Earnings per common share:
 Basic...............................  $   0.63  $   0.65  $    1.64 $    1.87
 Diluted.............................  $   0.60  $   0.61  $    1.57 $    1.75


Weighted average number of common
 shares outstanding:
  Basic..............................    65,399    64,010     65,075    63,660
  Diluted............................    68,198    68,134     68,093    67,874


Dividends declared per common share..  $   0.10  $   0.09  $    0.29 $    0.26


Book value per common share..........                      $   15.65 $   13.77



		See notes to consolidated financial statements.



		     LEGG MASON, INC. AND SUBSIDIARIES
		   CONSOLIDATED STATEMENTS OF CASH FLOWS
		       (in thousands of dollars)
			      (Unaudited)

							  Nine months ended
							     December 31,
							    2001       2000

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings........................................      $106,839  $118,911
  Non-cash items included in earnings:
   Depreciation and amortization.....................        32,448    27,166
   Originated mortgage servicing rights..............        (1,602)   (1,519)
   Deferred compensation.............................         6,300     3,602
   Unrealized gains/losses on firm investments.......        (2,282)    3,044
   Other.............................................         6,978     2,575
  Deferred income taxes..............................        12,056    (5,656)
 (Increase) decrease in assets excluding
   business acquisitions:
  Cash and securities segregated for regulatory
   purposes..........................................      (385,159) (315,134)
  Receivable from customers..........................        75,674   185,151
  Other receivables..................................       (45,867)  (68,830)
  Securities borrowed................................       (96,087)  417,947
  Financial instruments owned........................       (45,957)   (8,848)
  Other..............................................        (9,517)  (30,212)
 Increase (decrease) in liabilities excluding
    business acquisitions:
  Payable to customers...............................       462,557   257,262
  Payable to brokers and dealers.....................       (22,165)   (4,206)
  Securities loaned..................................        47,303  (436,712)
  Financial instruments sold, but not yet purchased..        10,333    32,174
  Accrued compensation...............................        (6,227)      (86)
  Other..............................................         7,954     5,211

CASH PROVIDED BY OPERATING ACTIVITIES................       153,579   181,840


CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for:
   Equipment and leasehold improvements..............       (14,973)  (22,261)
   Asset management and mortgage servicing contracts.        (2,658)   (2,227)
   Business acquisitions, net of cash acquired.......      (794,522)     -
 Net increase in securities purchased
  under agreements to resell.........................       (20,000) (233,673)
 Purchases of investment securities..................        (8,649)   (9,285)
 Proceeds from sales and maturities of investment
   securities........................................        33,004   102,862

CASH USED FOR INVESTING ACTIVITIES...................      (807,798) (164,584)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in short-term borrowings...............        95,467   138,120
 Issuance of long-term debt..........................       664,554      -
 Repayment of notes payable of finance subsidiaries..       (26,676)  (91,795)
 Issuance of common stock............................        16,983    17,627
 Dividends paid......................................       (18,481)  (18,939)

CASH PROVIDED BY FINANCING ACTIVITIES................       731,847    45,013

EFFECT OF EXCHANGE RATE CHANGES ON CASH..............         1,505      (321)


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.        79,133    61,948
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....       556,148   213,203

CASH AND CASH EQUIVALENTS AT END OF PERIOD...........      $635,281  $275,151


		       See notes to consolidated financial statements.


			  LEGG MASON, INC. AND SUBSIDIARIES
		    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
			      (in thousands of dollars)
				     (Unaudited)


				      Three months ended    Nine months ended
					   December 31,        December 31,
					 2001      2000      2001      2000

Net earnings........................... $41,088  $41,321   $106,839  $118,911

Other comprehensive income:
 Foreign currency translation
   adjustments.........................    (822)    (268)     1,392      (479)
 Unrealized gains(losses)on investment
   securities:
    Unrealized holding gains (losses)
     arising during the period.........  (3,003)     419     (2,353)    2,022
    Reclassification adjustment for
     losses(gains) included in net
     income............................    (680)      39       (840)       39

    Net unrealized gains (losses)......  (3,683)     458     (3,193)    2,061

 Deferred income taxes.................   1,371      229      1,135      (141)

  Total other comprehensive income.....  (3,134)     419       (666)    1,441

Comprehensive income................... $37,954  $41,740   $106,173  $120,352


		    See notes to consolidated financial statements.

		      LEGG MASON, INC. AND SUBSIDIARIES
		 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		  (in thousands, except per share amounts)
			       December 31, 2001
				  (Unaudited)

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


2. Net Capital Requirements:

	The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. The Rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of December 31, 2001, the broker-dealer subsidiaries had aggregate net capital, as defined, of $294,461 which exceeded required net capital by $274,064.


3. Financial Instruments Owned, at Fair Value:

	At December 31, 2001, the Company had pledged $211 of securities as collateral to counterparties for securities loaned transactions and for commodities clearing requirements, which can be sold or repledged by the counterparties.

4. Long-Term Debt:

	The Company's long-term debt at December 31, 2001 consists of $423,938 of 6.75% senior notes, $253,924 of zero-coupon convertible senior notes, and $99,806 of 6.50% senior notes.

	On July 2, 2001, the Company issued $425,000 principal amount of senior notes due July 2, 2008, which bear interest at 6.75%. The notes were sold at a discount to yield 6.80%. A portion of the approximately $421,000 proceeds from the notes was used to fund the purchase of Private Capital Management, L.P.("PCM"). Additionally, a portion of these proceeds was used to fund the purchase of Royce & Associates, Inc. ("Royce")(see Note 8).

	On June 6, 2001 the Company issued $567,000 principal amount at maturity of zero-coupon convertible senior notes due on June 6, 2031, resulting in gross proceeds of approximately $250,000. The convertible notes were issued in a private placement to qualified institutional buyers at an initial offering price of $440.70 per $1,000 principal amount at maturity. The discounted price reflects a yield to maturity of 2.75% per year. Upon certain events, including the sale price of the Company's common stock reaching certain thresholds, the convertible notes being rated below specified credit ratings and the convertible notes being called for redemption, each note is convertible into 7.7062 shares of the Company's common stock, subject to adjustment. The Company may redeem the convertible notes for cash on or after June 6, 2006 at their accreted value. In addition, the Company may be required to repurchase the convertible notes at their accreted value, at the option of the holders, on various dates beginning on June 6, 2003, or upon a change of control of the Company. Such repurchases can be paid in cash, shares of the Company's common stock or a combination of both. The net proceeds of the offering were $244,375, after payment of debt issuance costs. The debt issuance costs are included in other assets and are being amortized over a two-year period up to the date of the first repurchase option of the holders. Approximately 4.4 million shares of common stock are reserved for issuance upon conversion.

	The Company also has outstanding $100,000 of senior notes due February 15, 2006, which bear interest at 6.50%. The notes were issued at a discount to yield 6.57%.

5. Earnings Per Share:

	The following tables present the computations of basic and diluted earnings per share for the three and nine months ended December 31, 2001 and 2000.


				     Three months ended December 31,
					 2001                 2000
				   Basic  Diluted       Basic    Diluted




Weighted average shares
outstanding:
  Common stock                     65,399   65,399        64,010   64,010
  Stock options                       -      2,309            -     3,587
  Shares related to
   deferred compensation              -        490            -       537
Weighted average common
  and common equivalent
  shares outstanding               65,399   68,198        64,010   68,134


Net earnings applicable
  to common stock                 $41,088  $41,088       $41,321  $41,321


Earnings per common share         $  0.63  $  0.60       $  0.65  $  0.61





				     Nine months ended December 31,
					 2001                 2000
				  Basic   Diluted        Basic    Diluted


Weighted average shares
outstanding:
  Common stock                     65,075    65,075       63,660    63,660
  Stock options                       -       2,522          -       3,693
  Shares related to
     deferred compensation            -         496          -         521
Weighted average common
  and common equivalent
  shares outstanding               65,075    68,093       63,660    67,874


Net earnings applicable
  to common stock                $106,839  $106,839     $118,911  $118,911


Earnings per common share        $   1.64  $   1.57     $   1.87  $   1.75


6. Accounting Developments:

	The results for the quarter and nine months ended December 31, 2001 include the effect of adopting Statement of Financial Accounting
Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", which resulted in expense reductions of $1,898 ($1,637 net of tax) for the quarter and $5,776 ($4,992 net of tax) for the nine months. These expense reductions increased basic and diluted earnings per share by $0.03 and $0.02 respectively, for the quarter and $0.08 and $0.07, respectively, for the nine months ended December 31, 2001. SFAS No. 141 provides that all business combinations initiated after June 30, 2001 shall be accounted for using the purchase method. In addition, it provides that the cost of an acquired entity must be allocated to the assets acquired, including identifiable intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. The excess cost over the fair value of the net assets acquired must be recognized as goodwill. SFAS No. 142 provides that goodwill is no longer amortized and the value of an identifiable intangible asset must be amortized over its useful life, unless the asset is determined to have an indefinite useful life. Goodwill must be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is adopted. The Company has completed its testing of goodwill and has determined that there is no impairment as of April 1, 2001. The $1,898 and $5,776 pre-tax reduction of intangible amortization expense for the quarter and nine months, respectively, represents the amount of amortization of goodwill and indefinite-life intangible assets that arose from acquisitions prior to June 30, 2001 and are no longer amortized. Amounts assigned to indefinite-life intangible assets primarily represent the value of contracts to manage assets in mutual funds and similar pooled investment products, which are deemed to have indeterminable lives.

	The following table reflects consolidated results adjusted as though the adoption of SFAS Nos. 141 and 142 occurred as of the beginning of the three and nine month periods ended December 31, 2000:


				 Three months            Nine months
			      ended December 31,    ended December, 31
			       2001         2000      2001       2000

Net Earnings:
As reported                  $ 41,088     $ 41,321   $106,839   $118,911
Goodwill amortization             -          1,154       -         3,524
Indefinite-life intangibles
  amortization                    -            256       -           788
As adjusted                  $ 41,088     $ 42,731   $106,839   $123,223


Basic Earnings Per Share:
As reported                  $   0.63     $   0.65   $   1.64   $   1.87
Goodwill amortization             -           0.02        -         0.06
Indefinite-life intangibles
 amortization                     -            -          -         0.01
As adjusted                  $   0.63     $   0.67   $   1.64   $   1.94

Diluted Earnings Per Share:
As reported                  $   0.60     $   0.61   $   1.57   $   1.75
Goodwill amortization             -           0.02        -         0.05
Indefinite-life intangibles
 amortization                     -             -         -         0.02
As adjusted                  $   0.60     $   0.63   $   1.57   $   1.82


	The following table reflects the components of intangible assets as of December 31, 2001:

				       Gross Carrying     Accumulated
					   Amount         Amortization
Amortized intangible assets:
  Asset management contracts                $362,999       $ 24,080
  Mortgage servicing contracts                10,898          4,650

  Total amortized intangible assets         $373,897       $ 28,730

Non-amortized intangible assets:
  Fund management contracts                 $112,495       $    -
  Trade name                                  54,700            -

  Total non-amortized intangible assets     $167,195       $    -



	During the quarter, the Company recorded an impairment charge of $1,200, representing the fair value of asset management contracts, acquired in a business combination, that were terminated during the period.

	Estimated amortization expense for each of the five succeeding fiscal years is as follows:

     Fiscal year ended March 31:           Amount
       2002                               $18,615
       2003                                24,350
       2004                                23,267
       2005                                22,985
       2006                                22,678


The Company's carrying value of goodwill of approximately $429,003 at December 31, 2001 is primarily attributable to its asset management reporting segment. The increase in the carrying value of goodwill since March 31, 2001 reflects the acquisition of PCM and its affiliated entities, the acquisition of Royce and the acquisition of the assets of a Pennsylvania-based investment advisor, which was not material to the Company's financial statements, and the impact of changes in foreign currency exchange rates.

7. Legal Proceedings:

	The Company has been the subject of customer complaints and has also been named as a defendant in various legal actions arising primarily from securities brokerage, asset management and investment banking activities, including certain class actions which primarily allege violations of securities laws and seek unspecified damages which could be substantial, and has been involved in certain governmental and self regulatory agency investigations and proceedings. While the ultimate resolution of these actions cannot be currently determined, in the opinion of management, after consultation with legal counsel, the actions are expected to be resolved with no material adverse effect on the Company's financial position. However, if during any period a potential adverse contingency should become probable, the results of operations in that period could be materially affected. During the quarter and nine months ended December 31, 2001, the Company recorded charges for litigation of $4.5 million and $12.0 million, respectively, net of an insurance reimbursement of $5.0 million related to settlements prior to the quarter.

8. Acquisitions:

	On October 1, 2001, the Company completed the acquisition of Royce, which manages small-cap and micro-cap mutual funds. At the date of acquisition, Royce managed assets of approximately $4.7 billion. The Company acquired Royce for an initial cash payment of $115,000 plus acquisition costs of $800. In accordance with SFAS No. 141, the acquisition was accounted for as a purchase. The acquisition of Royce fits the Company's strategic objective to grow its asset management business. The determination of the purchase price was made on the basis of, among other things, the revenues, profitability and growth rates of Royce.

A summary of the fair values of the net assets acquired is as follows:

Current assets, net                    $   3,121
Fixed assets                               1,272
Trade name                                 7,700
Asset management contracts                 5,200
Mutual fund contracts                     99,200

Fair value of net assets acquired      $ 116,493




	The fair value of the asset management contracts of $5,200 is being amortized over an average life of seven years. The value of the trade name and mutual fund contracts are not subject to amortization.

	The fair value of net assets acquired exceeds the purchase price of $115,800 (including acquisition costs of $800) by $693. In accordance with SFAS No. 141, this excess is recognized as a liability until the contingent payments are settled. The transaction also includes three contingent payments based on a multiple of Royce's revenue for the years ending on the third, fourth and fifth anniversaries of closing, with the aggregate purchase price to be no more than $215,000. The Company has the option to pay as much as 50% of the remaining purchase price in common stock.

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

	The total amount of goodwill is deductible for tax purposes and is attributable to the asset management segment.

	The transaction also includes two contingent payments, after the third and fifth anniversaries of closing, based on PCM's revenue growth, with the aggregate purchase price to be no more than $1.382 billion. Any additional payments required as a result of the contingency will be allocated to goodwill.

	The following unaudited pro-forma consolidated results are presented as though the acquisitions of PCM and Royce and their affiliated entities had occurred as of the beginning of each period presented.

			     Three months ended         Nine months ended
				December 31,               December 31,

				    2000                   2001        2000
Net Revenues                    $364,835              $1,103,142  $1,066,822

Net Earnings                    $ 42,191              $  116,899  $  121,255

Earnings per common share:
   Basic                        $   0.66              $     1.80  $     1.90
   Diluted                      $   0.62              $     1.72  $     1.79


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


Business segment financial results are as follows:


			       Three months ended       Nine months ended
				   December 31,            December 31,
				  2001      2000          2001      2000

Net revenues:
  Asset Management...........  $152,868  $113,042     $  394,526   $  330,783
  Private Client.............   151,823   176,881        461,322      539,152
  Capital Markets............    62,512    50,454        176,489      127,722
  Other......................     7,563     8,708         23,819       24,462

			       $374,766  $349,085     $1,056,156   $1,022,119

Earnings before income tax
 provision:
  Asset Management...........  $ 39,925  $ 34,220     $  104,803   $   98,966
  Private Client.............    15,212    25,454         41,965       90,071
  Capital Markets............    11,300     9,162         29,638        9,855
  Other......................       567       915            919        2,626

			       $ 67,004  $ 69,751     $  177,325   $  201,518



	The Company principally operates in the United States, United Kingdom and Canada. Results by geographic region are as follows:


				  Three months ended     Nine months ended
				    December, 31           December, 31
				     2001    2000         2001        2000

Net revenues:
  United States..............    $360,015  $331,923    $1,010,727  $  973,972
  United Kingdom.............       7,631     9,218        23,352      23,562
  Canada.....................       7,120     7,944        22,077      24,585

				 $374,766  $349,085    $1,056,156  $1,022,119

Earnings before income tax
 provision:
  United States..............    $ 67,248  $ 67,759    $  173,908  $  199,842
  United Kingdom.............      (1,753)   (1,716)       (5,100)     (8,312)
  Canada.....................       1,509     3,708         8,517       9,988

				 $ 67,004  $ 69,751    $  177,325  $  201,518



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

RESULTS OF OPERATIONS

During the third fiscal quarter ended December 31, 2001, net revenues rose 7% to $374.8 million and net earnings and diluted earnings per share declined from the corresponding quarter to $41.1 million and $0.60, respectively. During the nine months ended December 31, 2001, net revenues rose 3% to $1.1 billion and net earnings and diluted earnings per share declined 10% to $106.8 million and $1.57, respectively, from the prior corresponding period. The decrease in net earnings in both the quarter and nine months was primarily the result of a significant decline in net interest profit, driven by lower average interest rates, lower margin account balances and higher acquisition-related debt costs, and lower retail securities transaction volume, offset in part by the addition of earnings of Private Capital Management ("PCM") and Royce & Associates ("Royce"). PCM, a high net worth investment manager, was acquired August 1, 2001 and Royce, which manages small-cap and micro-cap
mutual funds, was acquired October 1, 2001.   The results also include
the effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", which resulted in expense reductions of $1.9 million and $5.8 million and an increase of $0.02 and $0.07 in diluted earnings per share for the quarter and nine months, respectively.

Quarter Ended December 31, 2001 Compared to Quarter Ended December 31,
2000


Revenues:

In the quarter ended December 31, 2001, net revenues increased 7% to $374.8 million from $349.1 million in the prior year's quarter.

Investment advisory and related fees:

Investment advisory and related fees increased to $208.0 million, up 26% from the December 2000 quarter, substantially attributable to the addition of fees earned by PCM & Royce. Legg Mason subsidiaries served as investment advisors to individual and institutional accounts and mutual funds with an asset value of $170.1 billion, up 24% from $136.9 billion a year ago and up 8% from $157.4 billion at September 30, 2001.

Commissions:

Commission revenues of $80.9 million decreased 13% from $92.7 million in the prior year's quarter, primarily as a result of a decrease in the volume of retail securities transactions, and sales of variable annuities and non-affiliated mutual funds, partially offset by a higher volume of institutional securities transactions. Additionally, the December 2001 quarter includes the addition of commission revenues of $2.1 million from PCM.

Principal transactions:

Revenues from principal transactions were $37.9 million, up 26% from $30.0 million in the prior year's quarter as a result of an increase in fixed income securities transaction volume, partially offset by a decrease in the volume of over-the-counter equity securities transactions.

Investment banking:

Investment banking revenues of $24.4 million were up 55% from $15.7 million in the corresponding prior year quarter, attributable to an increase in corporate banking activity, primarily selling concessions, and municipal banking fees.

Other:

Other revenues increased 18% to $19.1 million from $16.3 million in the prior year's quarter, primarily as a result of both net realized and unrealized gains on firm investments.


Interest:

Interest revenue decreased 54% to $33.5 million, from $73.3 million in the prior year's quarter, due to significantly lower average interest rates and lower client margin account balances, partially offset by an increase in average firm investment balances (predominantly funds segregated for regulatory purposes).

Interest expense decreased 35% to $29.0 million from $44.6 million as a result of significantly lower average interest rates on client credit account balances, partially offset by increased interest on debt issued in connection with business acquisitions.


Expenses:

Compensation and benefits:

Compensation and benefits increased 10% to $226.5 million from $206.0 million in the corresponding prior year quarter, primarily attributable to the addition of expenses related to PCM and Royce and higher profitability-based incentives related to asset management activities.

Communications and technology:

Communications and technology expense declined 9% to $24.2 million from $26.6 million in the prior year's quarter as a result of decreased costs for quote and printing services.

Occupancy:

Occupancy was $15.2 million, up 18% from $12.9 million in the corresponding prior year quarter, primarily due to higher costs resulting from a new operations and technology center and prior year expansion at branch office locations, and the addition of expenses of acquired entities.

Amortization of intangibles:

Amortization of intangibles increased to $6.3 million from $2.9 million as a result of investment management contracts acquired in the PCM and Royce acquisitions, offset by the impact of adopting SFAS No. 142, as discussed previously.

Other:

Other expenses increased 15% to $35.6 million from $30.9 million in the corresponding prior year quarter, primarily as a result of an increase in the provision for litigation (see Note 7 of Notes to Consolidated Financial Statements) and the addition of costs from acquired entities, offset in part by a decline in promotional expenses. Additionally, the current quarter includes a $1.2 million charge related to acquired intangibles.

Income tax provision:

The income tax provision declined 9% to $25.9 million because of a decrease in pre-tax earnings. In addition, the effective income tax rate declined to 38.7% in the December 2001 quarter from 40.8% in the December 2000 quarter as a result of reduced state income taxes and the impact of adopting the provisions of SFAS No. 141 and SFAS No. 142, which eliminated amortization of goodwill and certain intangibles, which are non-deductible for tax purposes.


Nine Months Ended December 31, 2001 Compared to Nine Months Ended
December 31, 2000

Revenues:

In the nine months ended December 31, 2001, net revenues increased 3% to $1.1 billion from $1.0 billion in the prior year period.

Investment advisory and related fees:

Investment advisory and related fees increased 15% to $559.3 million from $487.7 million in the corresponding prior year period, principally as a result of fees earned by PCM and Royce, and growth in assets under management in fixed income investment advisory accounts.

Commissions:

Commission revenues of $243.6 million decreased 11% from $273.6 million in the corresponding prior year period, reflecting decreased volume of retail securities transactions and sales of non-affiliated mutual funds and variable annuities, partially offset by a higher volume of institutional securities transactions.

Principal transactions:

Revenues from principal transactions were $102.3 million, up 12% from $91.3 million in the corresponding prior year period as a result of increased volume of fixed income securities transactions, substantially offset by lower over-the-counter trading profits.

Investment banking:

Investment banking revenues increased 49% to $72.1 million from $48.2 million in the corresponding prior year period, attributable to an increase in corporate banking activity, primarily selling concessions, and municipal banking fees.

Other:

Other revenues increased 13% to $43.4 million from $38.4 million in the corresponding prior year period primarily as a result of both net realized and unrealized gains on firm investments and an increase in activity at the Company's mortgage banking subsidiary.


Interest:

Interest revenue decreased 37% to $137.1 million from $217.1 million in the comparative prior year period because of significantly lower average interest rates and lower client margin account balances, offset in part, by an increase in average firm investment balances (predominately funds segregated for regulatory purposes and temporarily-invested proceeds from debt issued for business acquisitions).

Interest expense decreased 24% to $101.6 million from $134.1 million in the comparative prior year period as a result of significantly lower average interest rates on larger interest-bearing customer credit balances. This decrease was partially offset by the impact of the addition of interest expense on debt related to business acquisitions.


Expenses:

Compensation and benefits:

Compensation and benefits rose 7% to $642.7 million from $603.5 million, in the prior year's period, primarily attributable to higher profitability-based incentive expense, higher salaries and vesting of deferred compensation arrangements, partially offset by a decline in variable sales commissions.

Communications and technology:

Communications and technology expense declined 1% to $75.3 million from $75.9 million in the corresponding prior year period as a result of decreased costs for printing and quote services, offset in part by the addition of expenses of acquired entities.

Occupancy:

Occupancy increased 21% to $46.2 million from $38.3 million in the corresponding prior year period, as a result of prior year expansion, including new branch offices and a new operations and technology center, and the addition of expenses of acquired entities.

Amortization of intangibles:

Amortization of intangible assets increased 41% to $12.6 million from $9.0 million in the corresponding prior year period, primarily as a result of investment management contracts acquired in the PCM and Royce acquisitions, offset by a decrease resulting from the impact of adopting SFAS No. 142, as discussed previously.

Other:

Other expenses increased 9% to $102.0 million from $93.9 million in the prior year period, primarily as a result of an increase in the provision for litigation (see Note 7 of Notes to Consolidated Financial
Statements), offset in part by declines in promotional expenses.

Income tax provision:

The income tax provision decreased 15% to $70.5 million because of a decrease in pre-tax earnings. The effective income tax rate decreased to 39.8% for the nine months ended December 31, 2001 from 41.0% for the comparable prior year period primarily as a result of reduced state income taxes and the impact of adopting the provisions of SFAS No. 141 and SFAS No. 142, which eliminated amortization of goodwill and certain intangibles, which are non-deductible for tax purposes.

Liquidity and Capital Resources

Except for the issuance of long-term debt, the proceeds of which were used for business acquisitions described herein, there has been no material change in the Company's financial position since March 31, 2001. A substantial portion of the Company's assets is liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed principally by free credit balances, equity capital, long-term notes, bank lines of credit and other payables.


During the nine months ended December 31, 2001, cash and cash equivalents increased $79.1 million. Investing activities used $807.8 million, principally resulting from payments for the acquisitions of PCM and Royce and a net increase in securities purchased under agreements to resell, partially offset by proceeds from sales and maturities of investment securities. Cash flows from financing activities provided $731.8 million, principally as a result of proceeds of $664.6 of long-term debt issued to fund the acquisitions of PCM and Royce. Cash flows from operating activities provided approximately $153.6 million, attributable to a net increase in customer payables and net earnings adjusted for depreciation and amortization, partially offset by higher levels of segregated cash and proprietary securities inventories.

The Company may be required to make additional payments of up to approximately $800 million under business acquisition agreements (see
Note 8 of Notes to Consolidated Financial Statements).

In addition, at certain specified dates in the future, the first of which is June 6, 2003, or upon a change of control of the Company, the Company may be required to purchase the zero coupon convertible senior notes at the option of the holders at a price equal to the accreted value of the notes. For repurchase on the specified dates, the Company may elect to pay the purchase price in cash, shares of common stock, or any combination of cash and stock, while for repurchases upon change of control of the Company, the purchase price must be paid in cash. The maximum aggregate purchase price that the Company may be required to pay on June 6, 2003, is approximately $264 million.

The Company expects to fund these commitments either through operations, available lines of credit or the capital markets.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended December 31, 2001, the Company issued $425,000 principal amount of senior notes due July 2, 2008, which bear interest at 6.75% and $567,000 principal amount at maturity of zero-coupon convertible senior notes due June 6, 2031. Except for the debt issued during the period ended December 31, 2001, there were no material changes to the information contained in Part II, Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

Part II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K


	      (a)  Exhibits

		   3.1   Articles of Incorporation of the
			 Company, as amended (incorporated
			 by reference to Form 10-Q for the
			 quarter ended September 30, 2000)

		   3.2   By-laws of the Company as
			 amended and restated April 25, 1988
			 (incorporated by reference to the
			 Company's Annual Report on Form 10-K
			 for the year ended March 31, 1988)

		  12.    Computation of consolidated
			 ratios of earnings to fixed
			 charges

	      (b)        No reports on Form 8-K were
			 filed during the quarter ended
			 December 31, 2001.

			      SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				       LEGG MASON, INC.
					(Registrant)

DATE:February 13,2002                /s/Timothy C. Scheve
				     Timothy C. Scheve
				     Senior Executive Vice President



DATE:February 13,2002                /s/Charles J. Daley Jr.
				     Charles J. Daley Jr.
				     Senior Vice President and
				     Treasurer

			     INDEX TO EXHIBITS

		  3.1     Articles of Incorporation of the
			  Company, as amended (incorporated
			  by reference to Form 10-Q for the
			  quarter ended September 30, 2000)

		  3.2     By-laws of the Company as
			  amended and restated April 25, 1988
			  (incorporated by reference to the
			  Company's Annual Report on Form 10-K
			  for the year ended March 31, 1988)


		   12.    Computation of consolidated
			  ratios of earnings to fixed
			  charges