Form 10-K
period 2002-03-31
LEGG MASON INC
filed 2002-06-28
CIK 704051

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

         For the fiscal year ended March 31, 2002

                                       or

 ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

                             ______________________

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
         Title of each class                            on which registered
         -------------------                           -----------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

         As of May 24, 2002, the aggregate market value of the registrant's voting stock, consisting of the registrant's common stock and the exchangeable shares discussed below, held by non-affiliates was $3,346,385,000

         As of May 24, 2002, the number of shares outstanding of the registrant's common stock was 64,861,185. In addition, on that date a subsidiary of the registrant had outstanding 2,431,094 exchangeable shares which are convertible on a one-for-one basis at any time into shares of common stock of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement dated June 20, 2002 are incorporated by reference into Part III.

================================================================================

                                     PART I

Item 1.  Business.

General

                  We are a holding company that, through our subsidiaries, is principally engaged in providing the following services to individuals, institutions, corporations, governments and government agencies:

              .   asset management;
              .   securities brokerage;
              .   investment banking; and
              .   other related financial services.

We currently operate through four business segments: Asset Management, Private Client, Capital Markets and Other.

                  In our Asset Management business segment, we provide investment advisory services to company-sponsored investment funds and asset management services to institutional and individual investors. As of March 31, 2002, our subsidiaries had an aggregate of $177.0 billion of assets under management. We divide our asset management business into three groups: Mutual Funds, Institutional and Wealth Management.

                  In our Mutual Funds business, we sponsor domestic and international equity, fixed income and money market mutual and closed-end funds and other proprietary funds. We have two asset management subsidiaries that primarily focus on managing proprietary investment funds:

              . Legg Mason Funds Management, Inc., which is located in Baltimore Maryland; and
              .   Royce & Associates, LLC, which is located in New York, New
                  York.

                  Our Institutional asset management subsidiaries provide a wide range of asset management services and products to domestic and international institutional clients. Our Institutional asset management subsidiaries are:

              . Western Asset Management Company and Western Asset Management Company Limited, which are primarily located in Pasadena, California and London, England;
              . Perigee Investment Counsel Inc., which is primarily located in Toronto, Canada;
              . Brandywine Asset Management, LLC, which is located in Wilmington, Delaware;
              . Batterymarch Financial Management, Inc., which is primarily located in Boston, Massachusetts;
              . Legg Mason Capital Management, Inc., which is located in Baltimore, Maryland; and
              . Legg Mason Investors Holdings plc, which is located in London, England.

                  Our Wealth Management subsidiaries provide customized, discretionary investment management services and products to high net worth individuals and families, endowments and foundations and institutions. Our Wealth Management subsidiaries are:

              .   Private Capital Management, L.P., which is located in Naples,
                  Florida;
              .   Bartlett & Co., which is primarily located in Cincinnati Ohio;
              .   Barrett Associates, Inc., which is located in New York,
                  New York;
              .   Gray, Seifert & Co., Inc., which is located in New York,
                  New York;

              .   Berkshire Asset Management, Inc., which is located in Wilkes-
                  Barre, Pennsylvania;
              .   Legg Mason Focus Capital, Inc., which is primarily located in
                  Bala Cynwyd, Pennsylvania; and
              .   Legg Mason Trust, fsb, which is located in Baltimore Maryland.

                  Our Private Client and Capital Markets business segments are primarily conducted through Legg Mason Wood Walker, Incorporated ("Legg Mason Wood Walker"), our principal broker-dealer subsidiary. Legg Mason Wood Walker is a full service broker-dealer, investment adviser and investment banking firm operating primarily in the Eastern and Southern regions of the United States.

                  Our Other business segment consists primarily of the operations of Legg Mason Real Estate Services, Inc., our principal real estate finance subsidiary. Legg Mason Real Estate Services is primarily engaged in commercial mortgage banking and servicing and discretionary and non-discretionary management of commercial real estate-related assets.

                  See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Fiscal 2002 Compared With Fiscal 2001 - Revenues By Segment" for the net revenues and pre-tax earnings of each of our business segments. See Note 17 of Notes to Consolidated Financial Statements in
Item 8 of this Report for the net revenues and pre-tax earnings generated by Legg Mason in each of the four principal geographic areas in which we conduct business.

                  Legg Mason, Inc. was incorporated in Maryland in 1981 to serve as a holding company for Legg Mason Wood Walker and other subsidiaries. The predecessor company to Legg Mason Wood Walker was formed in 1970 under the name Legg Mason & Co., Inc. to combine the operations of Legg & Co., a Maryland-based broker-dealer formed in 1899, and Mason & Company, Inc., a Virginia-based broker-dealer formed in 1962. Our subsequent growth has occurred through internal expansion as well as through the acquisition of asset management, broker-dealer and commercial mortgage banking firms.

                  Unless the context otherwise requires, all references in this Report to "we," "us," "our" and "Legg Mason" include Legg Mason, Inc. and its predecessors and subsidiaries.

Revenues by Source

        This table shows information about our revenues by source.


                        LEGG MASON, INC. AND SUBSIDIARIES

                                                                         Years Ended March 31,
                                     ----------------------------------------------------------------------------------------------
                                                 2002                             2001                             2000
                                                 ----                             ----                             ----
                                                                        (Dollars in thousands)

                                         Amount         Percent           Amount         Percent           Amount         Percent
                                         ------         -------           ------         -------           ------         -------
Investment Advisory and
  Related Fees                       $     781,572          53.9%      $    653,992           48.1%     $     563,463          44.5%

Commissions:
  Listed and Over-the-
    Counter                                212,531          14.6            217,769           16.0            229,930          18.2
  Mutual Funds                              80,276           5.5             90,363            6.6             82,949           6.6
  Insurance and Annuities                   31,547           2.2             40,931            3.0             40,247           3.2
  Options                                    6,539           0.5              9,499            0.7              9,761           0.7
                                     -------------   -----------       ------------    -----------      -------------   -----------

              Total                        330,893          22.8            358,562           26.3            362,887          28.7

Principal Transactions (1)
  Customer Related:
    Government and Agency                   43,725           3.0             17,340            1.3             16,783           1.3
    Municipal                               28,809           2.0             34,178            2.5             39,244           3.1
    Corporate Debt                          28,829           2.0             23,723            1.7             21,157           1.7
    Equities                                25,513           1.8             39,716            2.9             36,183           2.9
                                     -------------   -----------       ------------    -----------      -------------   -----------

                                           126,876           8.8            114,957            8.4            113,367           9.0

  Dealer Related:
    Government and Agency                    3,143           0.2              2,406            0.2              2,327           0.2
    Municipal                                1,626           0.1                977            0.1                932           0.1
    Corporate Debt                           2,602           0.2              1,837            0.2                405           0.0
    Equities                                 4,653           0.3              4,379            0.3              9,236           0.7
                                     -------------   -----------       ------------    -----------      -------------   -----------

                                            12,024           0.8              9,599            0.8             12,900           1.0
                                     -------------   -----------       ------------    -----------      -------------   -----------

              Total                        138,900           9.6            124,556            9.2            126,267          10.0

Investment Banking:
  Corporate                                 88,424           6.1             59,607            4.4             60,792           4.8
  Municipal                                 13,760           0.9              6,270            0.4              8,113           0.7
                                     -------------   -----------       ------------    -----------      -------------   -----------

              Total                        102,184           7.0             65,877            4.8             68,905           5.5

Interest Income                            168,073          11.6            282,201           20.7            223,030          17.6

Other (2)                                   56,990           3.9             51,065            3.8             55,033           4.3
                                     -------------   -----------       ------------    -----------      -------------   -----------

              Total Revenues             1,578,612         108.8          1,536,253          112.9          1,399,585         110.6

Interest Expense                           127,271           8.8            175,389           12.9            134,382          10.6
                                     -------------   -----------       ------------    -----------      -------------   -----------

              Net Revenues           $   1,451,341         100.0%      $  1,360,864          100.0%     $   1,265,203         100.0
                                     =============   ===========       ============    ===========      =============   ===========




(1) Principal transactions (securities transactions in which we buy for or sell from our own inventory) are classified as "Customer Related" when they are effected with a customer (whether an individual or institutional investor) and as "Dealer Related" when they are effected with another dealer.

(2) Includes revenues from commercial mortgage servicing and commercial loan originations in fiscal years 2002, 2001 and 2000 of $23,751, $20,648 and $23,176, respectively.

Asset Management Business Segment

                  Our Asset Management business segment provides investment advisory services to company-sponsored investment funds and asset management services to institutional and individual investors. Operating out of offices primarily located in the United States, and also located in Canada, the United Kingdom and Singapore, our asset management subsidiaries provide a broad array of investment management products and services. Our investment products include proprietary mutual funds ranging from money market and fixed income funds to equity funds managed in a wide variety of investing styles, non-United States funds and unregistered, alternative investment products.

                  As of March 31, 2002, our subsidiaries had an aggregate of $177.0 billion of assets under management, of which approximately 38% was in equity related products and approximately 62% was in fixed income related products. During the year ended March 31, 2002, our assets under management grew by 27%, primarily as a result of acquisitions of, and subsequent growth of acquired, asset management companies and growth in assets managed in fixed income advisory accounts resulting from net client inflows.

                  Our asset management business has had steady growth over the last ten years, both in absolute terms and in terms of the percentage of our revenues and profits that it generates. During that period, our assets under management have grown from $10.9 billion to $177.0 billion and our investment advisory and related fee revenues, which include distribution and service revenues that are included in the Private Client business segment, have grown from $67.9 million to $781.6 million. This growth in our asset management business has occurred through both internal growth and strategic acquisitions of asset management businesses. It is Legg Mason's strategy to continue to grow our asset management business, both in absolute terms and as percentages of our total revenues and profits.

                  We conduct our asset management business primarily through 16 subsidiaries. Each of these subsidiaries generally focuses on a different aspect of the asset management business in terms of the types of assets managed (primarily equity or fixed income), the types of products and services offered, the investment styles utilized, the distribution channels used and the types and geographic locations of its clients. These subsidiaries are generally operated as individual businesses, in many cases with certain administrative functions being provided by the parent company, that market their products and services under their own brand names. Consistent with this approach, we have in place revenue sharing agreements with Legg Mason Funds Management, Legg Mason Capital Management, Royce & Associates, Western Asset Management Company, Brandywine Asset Management, Batterymarch Financial Management, Private Capital Management, Bartlett & Co., Barrett Associates and Berkshire Asset Management and/or certain of their key officers. Pursuant to these revenue sharing agreements, a specified percentage of the subsidiary's revenues is required to be distributed to us, and the balance of the revenues is retained to pay operating expenses, including salaries and bonuses, with specific expense and compensation allocations being determined, subject to our approval, by the subsidiary's management.

                  We divide our asset management business into three groups:
Mutual Funds, Institutional and Wealth Management. Mutual Funds encompasses the subsidiaries that are primarily engaged in providing investment advisory services to proprietary mutual and closed-end funds and the proprietary funds operations of our other asset managers. Our Institutional managers are our subsidiaries that focus on providing asset management services for institutional clients. Our Wealth Managers are our subsidiaries that focus on providing asset management services for high net worth individuals and family groups. There is overlap among the three groups of subsidiaries as many of our Institutional and Wealth Management subsidiaries also manage mutual funds that are included in Mutual Funds and each manager may provide asset management services to other types of clients. These groups are described in more detail below.

                  Our assets under management mix is as follows: Mutual Funds- $37.3 billion; Institutional-$119.3 billion and Wealth Management-$20.4 billion. Mutual Funds includes all assets in our proprietary investment funds and all separate accounts managed by our Mutual Funds subsidiaries. Institutional includes all non-proprietary investment fund assets managed by our Institutional managers. Wealth Management includes all non-proprietary investment fund assets managed by our Wealth Managers. In addition, assets managed by other subsidiaries that are not part of our Asset Management business segment are included in Institutional or Wealth Management as appropriate.

         Mutual Funds

                  In our Mutual Funds group, we sponsor domestic and international equity, fixed income and money market mutual and closed-end funds and other proprietary funds. Our mutual funds business primarily consists of two families of proprietary mutual and closed-end funds, the Legg Mason Funds and the Royce Funds. The Legg Mason Funds are 22 separate mutual funds that invest in a wide range of domestic and international equity and fixed income securities utilizing a number of different investment styles. The Royce Funds are 14 separate mutual funds and three closed-end funds that invest in small- and micro-cap domestic company stocks using a value investment approach. Of our $37.3 billion in Mutual Funds assets as of March 31, 2002, $27.2 billion were in these two proprietary mutual fund families.

                  The Legg Mason Funds consist of 22 separate mutual funds. Of these funds, three are money market portfolios, seven invest primarily in taxable or tax-free fixed income securities, nine invest primarily in domestic equity securities and three invest primarily in international equity securities. Investment objectives for the Legg Mason Funds include a variety of strategies. Equity investment strategies may emphasize large-cap, mid-cap or small-cap investing and capital appreciation and/or income investment objectives. The largest of the Legg Mason Funds is Legg Mason Value Trust, Inc., which has received wide recognition for its investment performance over the last eleven calendar years.

                  Legg Mason Funds Management, Inc. is the primary equity investment advisor to the Legg Mason Funds. Legg Mason Funds Management serves as investment advisor to four of the equity funds in the Legg Mason Funds family, including Legg Mason Value Trust, Inc. Legg Mason Funds Management also subadvises the mutual fund managed by the joint venture described below and investment products sponsored by Perigee and Legg Mason Investors. Legg Mason Funds Management's investment process uses a variety of qualitative and quantitative techniques to develop an estimate of the worth of a business over the long term. The objective is to identify companies where the value of the business is significantly higher than the current stock price. We also own 50% of a joint venture with one of our employees that serves as investment manager of one equity fund within the Legg Mason Funds family.

                  In addition to Legg Mason Funds Management and the joint venture, a number of our other subsidiaries manage Legg Mason Funds. Western Asset Management Company is investment advisor to four taxable fixed income funds and two taxable money market funds, Legg Mason Trust, fsb serves as investment adviser to three tax-exempt fixed income funds and one tax-exempt money market fund, Batterymarch Financial Management serves as investment advisor to two international funds, Brandywine Asset Management serves as investment advisor to two equity funds, and Bartlett & Co. and Gray, Seifert each serve as investment advisor to one equity fund. In addition, one international fund is managed by an unaffiliated investment advisor.

                  The Royce Funds consist of 14 separate mutual funds and three closed-end funds that invest in small-cap and micro-cap domestic company stocks. The investment objective of each of these funds is long-term appreciation of capital using a value approach. Several of the funds also have a secondary objective of providing current income. The funds differ in whether they are invested in small-cap stocks, micro-cap stocks or a mix of the two and in whether they are invested in the securities of a concentrated, small number of companies or a diversified, larger number of companies. Further, two of the funds are used as investment vehicles for insurance products.

                  Royce & Associates, LLC is investment advisor to all of the Royce Funds. In addition, Royce & Associates also manages other accounts that invest primarily in small-cap and micro-cap company stocks, using a value approach. Royce & Associates' stock selection process seeks to identify companies with strong balance sheets, solid records of growth, and the ability to generate free cash flow. Royce & Associates pursues securities that are priced below their estimate of current worth. We acquired Royce & Associates in October 2001.

                  Our proprietary mutual funds are distributed through a number of channels. Legg Mason Wood Walker is the principal underwriter for the Legg Mason Funds. The Legg Mason Funds are primarily distributed to retail investors through our Private Client Group financial advisors and through proprietary funds marketing departments. The Royce Funds are primarily distributed through non-affiliated funds supermarkets, non-affiliated wrap programs, direct distribution and our Private Client Group financial advisors. In addition, two of the portfolios in the Royce Funds are distributed only through insurance companies. For the fiscal years ended March 31, 2002, 2001 and 2000, we received from our proprietary mutual funds and offshore investment funds approximately $157.5 million, $168.2 million and $158.8 million, respectively, in asset-based distribution and service fees, which are included in the Private Client business segment.

                  Our Mutual Funds group also includes the Western Asset Funds, a proprietary family of mutual funds that are marketed primarily to institutional investors. Western Asset Management Company sponsors these funds, and manages them using a team approach under the supervision of Western Asset's investment committee. The funds primarily invest in fixed income securities. The Western Asset Funds, and the institutional and financial intermediary classes of the Legg Mason Funds are marketed to institutional investors by a proprietary funds marketing department.

                  Our Mutual Funds group also includes four groups of proprietary funds that are sponsored and managed by our Institutional managers and Legg Mason Funds Management and are offered and sold only outside the U.S. to non-U.S. persons. Both the Legg Mason Global Funds, a family of 13 funds that are managed by Western Asset, Legg Mason Funds Management and Batterymarch Financial Management, and three other funds that are managed by Western Asset are domiciled in the Netherlands Antilles. Domiciled in Ireland are four funds managed by Western Asset and an equity fund managed by Legg Mason Funds Management. The Legg Mason Worldwide family of funds is three funds domiciled in Luxembourg and managed by Batterymarch Financial Management. Finally, Brandywine Asset Management operates a hedge fund that is based in the Cayman Islands.

         Institutional

                  Our Institutional managers provide a wide range of asset management services and products to domestic and international institutional clients. These subsidiaries manage a range of domestic, international and global equity, balanced, fixed income and cash management portfolios for their institutional clients. Our domestic and international institutional clients include pension and other retirement funds, corporations, insurance companies, endowments and foundations and governments. Our seven Institutional asset management subsidiaries are described below.

                  As of March 31, 2002 and 2001, our Institutional asset management subsidiaries managed assets with a value of $118.5 billion and $101.9 billion, respectively (excluding assets with a value of $12.0 billion and $10.4 billion, respectively, in proprietary funds managed by these subsidiaries). These numbers also exclude $0.8 billion and $1.7 billion, respectively, of institutional assets managed by subsidiaries outside of our Asset Management business segment. Over 75% of the assets managed by our Institutional managers are in fixed income accounts managed by Western Asset and Western Asset Limited. Similarly, the growth in assets managed by these subsidiaries during the fiscal year primarily resulted from growth in fixed income accounts managed by Western Asset and Western Asset Limited, supplemented by growth in assets managed by Brandywine, Legg Mason Capital Management and Batterymarch, and partially offset by a decline in assets managed by Perigee.

                  Western Asset Management Company is a leading fixed income asset manager for institutional clients. Among the services Western Asset Management provides are management of separate accounts and management of mutual funds, closed-end funds and other structured investment products. Based in Pasadena, California, Western Asset Management offers over 25 fixed income asset management products, including its "core" and "core plus" products. Western Asset targets four key areas in managing fixed income portfolios -sector allocation, issue selection, duration exposure and term structure weighting. For global portfolios, country/currency allocation is a fifth key area.

                  Western Asset Management Company Limited contains the United Kingdom operations of Western Asset Management Company. Based in London, Western Asset Management Company Limited manages non-United States dollar currency and fixed income assets for many of the international clients of Western Asset Management.

                  Perigee Investment Counsel Inc. is an institutional investment manager in Canada. The types of clients for whom Perigee provides investment management services include: pension plans for public and private sector entities, managed on both a separate account and pooled basis; third-party mutual funds; government sponsored funds; insurance companies; trusts and foundations; and individual investors, whose portfolios are managed separately or on a pooled basis. Perigee offers products managed in a number of different equity and fixed income investment styles.

                Brandywine Asset Management, LLC manages equity portfolios for institutional and, through wrap accounts, high net worth individual clients and manages global fixed income accounts for institutional clients. Brandywine, based in Wilmington, Delaware, pursues one investment approach-value investing-and is known for its "classic" or "deep" value equity management style.

                  Batterymarch Financial Management, Inc. manages U.S., international and emerging markets equity portfolios for institutional clients. Batterymarch also subadvises investment products sponsored by Perigee. Based in Boston, Massachusetts, Batterymarch is known for its quantitative approach to asset management. The firm's investment process for U.S. and international portfolios is designed to enhance the fundamental investment disciplines by using quantitative tools to process fundamental data.

                Legg Mason Capital Management, Inc. manages equity portfolios primarily for institutional accounts. Legg Mason Capital Management and Legg Mason Funds Management are generally operated as a single business, and Legg Mason Capital Management manages client portfolios using the same management style and approaches that are used by Legg Mason Funds Management to manage its proprietary funds.

                Legg Mason Investors Holdings plc primarily manages unit and investment trusts, which are similar to open and closed-end funds in the United States, for investors in the United Kingdom. Legg Mason Investors utilizes a team-oriented, research-driven approach to investment management. The firm's approach is to seek industries that it believes are poised for future growth and invest in companies within those industries based on market leadership, management compabilities, cash flow generation and valuation. Legg Mason Investors generally employs a growth investment style.

                Wealth Management

                Our Wealth Managers provide customized, discretionary investment management services and products to high net worth individuals and families, endowments and foundations and institutions. Our Wealth Managers seek to provide portfolio management, client service and other financial services in a disciplined manner that is tailored to meet our clients' particular needs and objectives. This group includes six asset management subsidiaries, our trust company subsidiary and a joint venture, all of which are described in more detail below.

                  As of March 31, 2002 and 2001, our Wealth Management subsidiaries managed assets with a value of $17.6 billion and $5.9 billion, respectively (excluding assets with a value of $0.9 billion and $0.9 billion, respectively, in proprietary funds managed by these subsidiaries). These numbers also exclude $2.8 billion and $2.6 billion, respectively, of wealth management assets managed by subsidiaries outside of our Asset Management business segment. A majority of the assets managed by our Wealth Managers are managed by Private Capital Management,L.P. Similarly, the growth in assets under management by these subsidiaries during the fiscal year primarily resulted from the acquisition and subsequent growth of Private Capital Management.

                  Private Capital Management, L.P. manages equity assets for high net worth individuals and families, institutions, endowments and foundations in separate accounts and limited partnerships. Based in Naples, Florida, Private Capital Management's value-focused investment philosophy is based on an analysis of a company's free cash flow. In executing this philosophy, Private Capital Management seeks to build a portfolio consisting of securities of companies that possess several basic elements, including significant free cash flow, a substantial resource base, and a management team with the ability to correct problems that have been excessively or inappropriately discounted by the public markets. Ultimately, Private Capital Management seeks to find and to capture for its clients undiscovered value that is not yet recognized in a company's stock price. Legg Mason acquired Private Capital Management in August 2001.

                  Bartlett & Co. manages balanced, equity and fixed income portfolios for high net worth individual and institutional clients. Bartlett operates out of offices in Cincinnati and Dayton, Ohio and Indianapolis, Indiana. Bartlett follows a value investment philosophy. Bartlett's research and stock selection criteria emphasize a variety of fundamental factors, and they seek to invest in companies that generally possess some combination of the following characteristics: financial strength, potential for growth of earnings and dividends, attractive profitability characteristics, sustainable competitive advantage, and shareholder-oriented management.

                  Barrett Associates, Inc. (70% owned), is an equity asset manager for high net worth individuals and family groups, endowments and foundations. Based in New York, New York, Barrett Associates' focus is to build wealth for their clients through the selection of stocks of high quality companies. Barrett delivers services through separately managed portfolios for individuals and institutions as well as through their proprietary mutual fund, the Barrett Growth Fund.

                  Gray, Seifert & Co., Inc. primarily manages equity portfolios for high net worth individuals and family groups, endowments and foundations. Based in New York, New York, Gray, Seifert's approach to portfolio management is geared toward long-term creation and preservation of wealth. Gray, Seifert uses a current earnings approach to equity investing, and follows six principles of investing: investment themes, current earnings growth, dividend growth, strong balance sheet, relative value, and hands-on research.

                  Berkshire Asset Management, Inc. provides equity, balanced, and intermediate duration high quality fixed income money management services to individuals and institutions through separate accounts and limited partnerships. Based in Wilkes-Barre, Pennsylvania, Bershire seeks to invest in high quality businesses that are selling at prices below Berkshire's estimate of intrinsic value. They believe over the long-term, equity prices are driven by an issuer's ability to generate free cash flow and purchasing securities of these businesses at discounts to intrinsic value provides for appreciation potential and reduces risk.

                  Legg Mason Focus Capital, Inc. is focused on serving the investment needs of high net worth investors and their related accounts. They are primarily equity investors and feature three products: Focus Global Equity, Whole Market Equity and Core Equity Income Plus. Focus Capital believes that the market reflects all available public information, and that active management adds value to an index over time by distinguishing information which is reflected accurately from that which is distorted.

                  Legg Mason Trust, fsb is a federally chartered unitary thrift institution with authority to exercise trust powers. Legg Mason Trust provides services as a trustee for trusts established by our individual and employee benefit plan clients and manages fixed income and equity assets. Through various subsidiaries, Legg Mason provides brokerage and asset management services for a significant portion of the assets held in Legg Mason Trust's accounts.

                  Bingham Legg Advisers LLC is a joint venture that is equally owned by Legg Mason and Bingham Dana LLP, a Boston-based law firm. Bingham Legg Advisers seeks to provide a coordinated approach to the financial needs of the high net worth market. Bingham Legg limits its focus to clients with a minimum of $1 million to invest and then seeks to provide them a high level of personal service.

                  Each Wealth Management subsidiary retains its own investment style and regional operations, seeking to generate ongoing growth in its core business through direct new business efforts in its market. In addition to these core efforts, we offer a new wealth management program, directAdvantage(SM), which is designed to provide our Private Client Group financial advisors with a single platform through which they can deliver the full range of our wealth management investment advisory services to our brokerage clients. The directAdvantage initiative is a fee-based program enabling brokerage clients to pay a single, asset-based fee and receive custody, recordkeeping, consolidated reporting, transaction execution, and investment advisory services.

Private Client Business Segment

                  Our Private Client business segment distributes a wide range of financial products through its branch distribution network, including equity and fixed income securities, proprietary and non-affiliated mutual funds and annuities. This business segment consists principally of the operations of Legg Mason Wood Walker.

         Private Client Securities Business

                  For the fiscal years ended March 31, 2002, 2001 and 2000, our revenues derived from securities transactions for individual investors (excluding interest on margin accounts) constituted approximately 66%, 78% and 80%, respectively, of our total revenues from securities transactions and 24%, 29% and 32%, respectively, of our net revenues. Despite a significant decline in the percentage of revenues contributed by our Private Client securities business as a result of difficult market conditions and an increase in asset management revenues, we believe that these services will continue to be a significant source of our revenues in the foreseeable future, although the percentage of net revenues they provide may continue to decrease primarily as a result of increases in asset management revenues. We charge retail commissions on both exchange and over-the-counter ("OTC") transactions in accordance with an internal schedule. We will grant discounts from the schedule in certain cases. We also offer account arrangements under which a single fee is charged based on a percentage of the assets held in a customer's account and no charge is imposed on a transaction-by-transaction basis. This single fee covers all execution and advisory services, including advisory services provided by our asset management subsidiaries and selected independent advisory firms. In addition, we provide asset allocation and advisor performance and selection consultation services. When we execute OTC transactions as a dealer, we receive, in lieu of commissions, mark-ups or mark-downs that are included in the "Revenues by Source" table as customer-related principal transactions. We have entered into dealer-sales agreements with a number of major distributors that offer mutual fund shares through broker-dealers. In addition, we sell shares of our proprietary mutual funds through our retail sales network. See "Asset Management Business Segment -- Mutual Funds."

Brokerage Offices

     This table shows, as of March 31, 2002, information with respect to our retail securities brokerage offices.

                                                  Number of
                                                  Financial            Number of
    Location                                      Advisors             Offices
    --------                                      ---------            ---------

  United States:
      Maryland                                    304                  18
      Pennsylvania                                178                  21
      Virginia                                    141                  17
      Florida                                      84                  12
      North Carolina                               76                  10
      Louisiana                                    76                   7
      Ohio                                         51                   8
      Massachusetts                                48                   3
      South Carolina                               45                   4
      New Jersey                                   44                   5
      Mississippi                                  40                   4
      Texas                                        39                   4
      New York                                     37                   4
      District of Columbia                         37                   1
      Alabama                                      26                   4
      Tennessee                                    20                   3
      Maine                                        15                   1
      West Virginia                                14                   2
      Georgia                                      12                   1
      Connecticut                                  10                   2
      Rhode Island                                  7                   1
      Delaware                                      6                   1
      New Hampshire                                 2                   1
                                                -----                ----

                                   Total        1,312                 134
                                                =====                ====


         Margin Accounts, Interest Income and Free Credit Balances

                  We effect customers' securities transactions on either a cash or margin basis. In a cash transaction, the customer pays the price for the securities in cash. In a margin transaction, the customer pays less than the full cost of the securities purchased and we make a loan for the balance of the purchase price. The loan is secured by the securities purchased or other securities owned by the customer. The amount of the loan is subject to the margin regulations (Regulation T) of the Board of Governors of the Federal Reserve System, New York Stock Exchange, Inc. ("NYSE") margin requirements and our internal policies. In some instances, our internal policies are more stringent than Regulation T or NYSE requirements. In permitting a customer to purchase securities on margin, we are subject to the risks that a market decline could reduce the value of our collateral below the amount of the customer's indebtedness and that the customer might be unable otherwise to repay the indebtedness.

         We charge interest on amounts borrowed by customers (debit balances) to finance their margin transactions. The rate of interest we charge is the prime rate plus or minus an additional amount that varies depending upon the amount of the customer's average debit balance. Interest income derived from these sources constituted approximately 3%, 5% and 5%, of our net revenues for the 2002, 2001 and 2000 fiscal years, respectively. We also earn interest on securities we own and on operating and segregated cash balances.

         We finance customers' margin account borrowings primarily through free credit balances (excess funds held by customers in their brokerage accounts). We pay interest on free credit balances in Legg Mason Wood Walker customers' accounts when the customer has indicated that the funds will be used for reinvestment at a future date. In fiscal 2002, we paid interest on approximately 92% of Legg Mason Wood Walker's retail customer free credit balances.

     Insurance Brokerage and Financial Planning

         Substantially all of our financial advisors are licensed to sell insurance. Our subsidiary Legg Mason Financial Services, Inc. acts as general agent for several life insurance companies and sells fixed and variable annuities and insurance. We also offer, through Legg Mason Wood Walker, financial planning services to individuals. See "Revenues by Source" for information regarding revenues generated by insurance brokerage activities.

     Other Services

         At March 31, 2002, Legg Mason Wood Walker served as a non-bank custodian for approximately 384,000 IRAs, 30,000 Simplified Employee Pension Plans and 16,000 Qualified Plans.

     Registrations and Exchange Memberships

         Legg Mason Wood Walker is registered as a broker-dealer with the Securities and Exchange Commission ("SEC"), is a member of the NYSE, the National Association of Securities Dealers, Inc. ("NASD") and the Securities Investors Protection Corporation ("SIPC"), and is registered as a futures commission merchant with the Commodity Futures Trading Commission. In addition, Legg Mason Wood Walker is a member of the Philadelphia, Boston and Chicago stock exchanges.

Capital Markets Business Segment

         Our Capital Markets business segment is conducted primarily through Legg Mason Wood Walker. This segment consists of our:

     .   equity and fixed income institutional sales and trading;

     .   syndicate; and

     .   corporate and public finance activities.

     Institutional Business

         We execute securities transactions for institutional investors such as banks, mutual funds, insurance companies and pension and profit-sharing plans. These investors typically purchase and sell securities in large quantities that require special marketing and trading expertise. We believe that we receive a significant portion of our institutional brokerage commissions as a consequence of providing research opinions and services regarding specific corporations and industries and other matters affecting the securities markets. See "Research."

         We execute transactions as a broker or as a principal. We generally offer discounts from our commission schedule to our institutional customers. The size of these discounts varies with the size of particular transactions and other factors. For the fiscal years ended March 31, 2002, 2001 and 2000, the revenues we derived from securities transactions for institutional investors constituted approximately 34%, 22% and 20%, respectively, of our total revenues from securities transactions and 12%, 8% and 8% of our net revenues.

     Principal Transactions

         We are a market maker in equity securities that are traded on the Nasdaq Stock Market. We also are an active market maker and distributor of municipal bonds, particularly bonds issued by municipalities located in the Mid-Atlantic and Southern regions.

         As of March 31, 2002, we made markets in equity securities of approximately 255 corporations, including corporations for which we have acted as a managing or co-managing underwriter. Among our traders, 49 are involved in trading corporate equity and debt securities, 14 are involved in trading municipal securities, 6 involved in trading government securities and 6 are involved in trading mortgage-backed securities.

         Our market-making activities are also conducted with other dealers, and with institutional and individual customers of our branch office system. We allocate mark-ups and mark-downs from market-making activities to the Private Client business segment when the transaction involves an individual client. In making markets in equity and debt securities, we maintain positions in the securities to service our customers and accordingly expose our capital to the risk of fluctuations in market value. We realize profits and losses from market fluctuations in these securities, although we generally seek to avoid substantial market risk, and may engage in hedging transactions to reduce risk. Trading profits (or losses) depend upon the skills of the employees engaged in market making, the amount of capital allocated to positions in securities and the general level of activity and trend of prices in the securities markets.

     Investment Banking

         Corporate and Municipal Finance

         We participate as an underwriter in public offerings of corporate debt and equity issues and municipal securities. We also manage or co-manage some of these offerings.

         The following tables show, for the periods indicated, (i) the total number and dollar amount of corporate stock and bond and municipal bond offerings we managed or co-managed, and (ii) the total number and dollar amount of our underwriting participations in both those offerings and offerings managed by others.

                         Managed or Co-Managed Offerings
              ------------------------------------------------------
Calendar Year  Number of Issues             Amount of Offering
-------------  ----------------             ------------------
              Corporate Municipal       Corporate       Municipal
              --------- ---------       ---------       ---------

     1997         76        224     $ 8,453,000,000  $ 7,208,000,000
     1998         45        223       8,090,054,000    8,381,696,000
     1999         40        158       5,270,873,000   10,167,029,000
     2000         25        158       4,821,910,000    4,350,577,000
     2001         59        301      11,636,469,000    8,485,172,000

                                Underwriting Participations
                 -------------------------------------------------------
Calendar Year       Number of Issues          Amount of Participation
-------------       ----------------          -----------------------
                Corporate      Municipal     Corporate       Municipal
                ---------      ---------     ---------       ---------
     1997          298            198     $1,380,000,000  $  936,668,000
     1998          153            237        827,443,000   1,476,674,000
     1999          206            159        697,336,000   1,118,887,000
     2000          146            162        705,899,000     409,059,000
     2001          210            323      2,199,901,000   1,453,477,000

         Underwriting involves both economic and regulatory risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase, or if it is forced to liquidate its commitments at less than the agreed purchase price. In addition, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to underwritten offerings. See "Item 3. Legal Proceedings." Furthermore, because underwriting commitments require a charge against net capital, we could find it necessary to limit our underwriting participations to remain in compliance with regulatory net capital requirements. See "Net Capital Requirements."

         Other Investment Banking Activities

         Our investment banking activities also include debt and equity private placements and advice with respect to merger and acquisition transactions, and provision of financial advisory services to corporate and municipal clients.

         At March 31, 2002, we had 95 professionals engaged in investment banking activities, including 62 in corporate finance and 33 in municipal finance.

     Merchant Banking

         Our subsidiary Legg Mason Merchant Banking, Inc. manages and sponsors private equity funds. As of March 31, 2002, Legg Mason Merchant Banking, Inc. managed Legg Mason Capital Partners, L.P., a private equity fund raised in September 1996 which has commitments for approximately $41 million in capital, and Legg Mason Capital Partners II, L.P., a private equity fund raised in February 2000 which has commitments for approximately $100 million in capital.

Other Business Segment

         Our Other businesses are principally our real estate service business and unallocated corporate revenues and expenses. The real estate service business is conducted through Legg Mason Real Estate Services, Inc. ("LMRES").

     Real Estate Services

         LMRES is engaged in the commercial mortgage banking business. The firm originates, structures, places and services commercial mortgages on income-producing properties for insurance companies, pension funds and other investors. LMRES is also engaged in the business of discretionary and non-discretionary management of commercial real estate-related assets for institutional clients. In addition, LMRES provides real estate consulting services, specializing in sports arena and facility feasibility, analysis and financing, as well as in providing corporate real estate services and equity sales. LMRES' headquarters are located in Philadelphia, Pennsylvania, and it has offices located in the Mid-Atlantic and Southeastern regions of the United States.

         As of March 31, 2002 and 2001, the commercial mortgage servicing portfolio of LMRES was $8.3 billion and $7.6 billion, respectively.

Research

                  Legg Mason Wood Walker employs 45 equity analysts who develop investment recommendations and market information with respect to companies and industries. Legg Mason Wood Walker's research has focused on the identification of securities of financially sound, well-managed companies that appear to be undervalued in relation to their long-term earning power or the value of their underlying assets. Our equity research also focuses on companies in certain business sectors, including companies in the following sectors:

               .  biotechnology;
               .  consumer services;
               .  financial services;
               .  industrial;
               .  real estate investment trust;
               .  technology; and
               .  telecommunications.

These research services are supplemented by research services purchased from outside firms.

                  Our clients do not pay for research services directly, although we are often compensated for our research services by institutional clients through the direction of brokerage transactions to Legg Mason Wood Walker for execution. We believe that our research activities are important in attracting and retaining institutional and individual brokerage clients.

Administration

                  Our administrative and operations personnel are responsible for the processing of securities transactions; receipt, identification and delivery of funds and securities; internal financial controls; office services; custody of customers' securities; and the handling of margin accounts. At March 31, 2002, we had approximately 270 full-time employees performing these functions.

                  There is considerable fluctuation during any year and from year to year in the volume of transactions we must process. We record transactions and post our books on a daily basis. Our operations personnel monitor day-to-day operations to determine compliance with applicable laws, rules and regulations. Any failure to keep current and accurate books and records can render Legg Mason Wood Walker liable to disciplinary action by governmental and self-regulatory authorities, as well as to claims by its clients.

                  Legg Mason Wood Walker executes and clears securities transactions as a member of the NYSE and various regional exchanges, and is a participant in both The Depository Trust Company and National Securities Clearing Corporation. Legg Mason Wood Walker also provides clearing services to affiliated and unaffiliated broker-dealers.

                  We believe that our internal controls and safeguards are adequate, although fraud and misconduct by customers and employees and the possibility of theft of securities are risks inherent in the financial services industry. As required by the NYSE and certain other authorities, we carry a fidelity bond covering loss or theft of securities, forgery of checks and drafts and embezzlement and misplacement of securities.

Employees

                  At March 31, 2002, we had approximately 5,290 employees. None of our employees is covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory. However, competition for experienced financial services personnel, especially financial advisors and investment management professionals, is intense and from time to time we may experience a loss of valuable personnel.

                  We recognize the importance to our private client business of hiring and training financial advisors. We train new financial advisors who are required to take examinations given by the NYSE, the NASD and various states in order to be registered and qualified, and maintain ongoing training for financial advisors.

Competition

                  We are engaged in an extremely competitive business. Our competition includes, with respect to one or more aspects of our business, numerous national, regional and local asset management firms and broker-dealers, and commercial banks and thrift institutions. Many of these organizations have substantially more personnel and greater financial resources than we have. Discount brokerage firms oriented to the individual investor market, including firms affiliated with banks and mutual fund organizations and on-line brokerage firms, are devoting substantial funds to advertising and direct solicitation of customers in order to increase their share of commission dollars and other securities-related income. In many instances, we are competing directly with these organizations. We also compete for investment funds with banks, insurance companies and investment companies. The principal competitive factors relating to our business are the quality of advice and services provided to investors and the price of those services.

                  Competition in our business periodically has been affected by significant developments in the financial services industry. See "Factors Affecting the Company and the Financial Services Industry -- Industry Changes and Competitive Factors."

Regulation

                  The financial services industry in the United States is subject to extensive regulation under both Federal and state laws. The SEC is the Federal agency charged with administration of the Federal securities laws. Financial services firms are also subject to regulation by state securities commissions in those states in which they conduct business. In addition, financial services firms are subject to regulation by various foreign governments, securities exchanges, central banks and regulatory bodies, particularly in those countries where they have established offices.

                  Our asset managers and sponsored mutual funds are subject to extensive regulation. Our U.S. asset managers are registered as investment advisers with the SEC and are also required to make notice filings in certain states. Virtually all aspects of the asset management business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit the asset management clients and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict an investment advisor from conducting its asset management business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed for a failure include the suspension of individual employees, limitations on the asset managers engaging in the asset management business for specified periods of time, the revocation of registrations, other censures and fines. A regulatory proceeding, regardless of whether it results in a sanction, can require substantial expenditures and can have an adverse effect on the reputation of an asset manager.

                  Broker-dealers are subject to regulations that cover all aspects of the securities business, including:

             .    sales methods;
             .    trading practices among broker-dealers;
             .    uses and safekeeping of customers'funds and securities;
             .    capital structure and financial soundness of securities firms;
             .    recordkeeping; and
             .    the conduct of directors, officers and employees.

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

                  Our broker-dealer subsidiaries are required by federal law to belong to the SIPC. When the SIPC fund falls below a certain amount, members are required to pay annual assessments of up to 1% of adjusted gross revenues. As a result of adequate fund levels, each of our broker-dealer subsidiaries was required to pay the minimum annual assessment of $150 in fiscal 2002. The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. Legg Mason Wood Walker purchases a bond that provides additional protection for securities of up to $24,500,000 per customer.

Net Capital Requirements

                  Every registered broker-dealer doing business with the public is subject to the Uniform Net Capital Rule ("Rule 15c3-1") promulgated by the SEC. Rule 15c3-1, which is designed to measure the financial soundness and liquidity of broker-dealers, specifies minimum net capital requirements. Since Legg Mason, Inc. is not itself a registered broker-dealer, it is not directly subject to Rule 15c3-1. However, our broker-dealer subsidiaries are subject to Rule 15c3-1, and a provision of Rule 15c3-1 requires that a broker-dealer notify the SEC prior to the withdrawal of equity capital by a parent company if the withdrawal would exceed the greater of $500,000 or 30 percent of the broker-dealer's excess net capital.

                  Rule 15c3-1 provides that a broker-dealer doing business with the public shall not permit its aggregate indebtedness to exceed 15 times its net capital (the "primary method") or, alternatively, that it not permit its net capital to be less than 2% of its aggregate debit items (primarily receivables from customers and broker-dealers) computed in accordance with Rule 15c3-1. As of March 31, 2002, our broker-dealer subsidiaries had aggregate net capital of $310.6 million, which exceeded the minimum net capital requirements by $289.4 million.

                  Under NYSE Rule 326, Legg Mason Wood Walker as a member organization that carries customer accounts, would be required to reduce its business activities if its net capital, as defined, was less than 4% of aggregate debit items, as defined, and would be precluded from expanding its business if its net capital was less than 5% of aggregate debit items. As of March 31, 2002, Legg Mason Wood Walker's net capital was 29% of its aggregate debit items.

                  Compliance with applicable net capital rules could limit the operations of our broker-dealer subsidiaries, particularly operations such as underwriting and trading activities that require use of significant amounts of capital. A significant operating loss or an extraordinary charge against net capital could adversely affect the ability of our broker-dealers to expand or even maintain their present levels of business. See Note 16 of Notes to Consolidated Financial Statements in Item 8 of this Report.

                  Legg Mason Wood Walker has in the past incurred subordinated liabilities ("Subordinated Liabilities") to Legg Mason, Inc. which it was permitted to treat as capital for the purposes of the Uniform Net Capital Rule and NYSE Rules 325 and 326. During fiscal 2002, Legg Mason Wood Walker repaid all outstanding Subordinated Liabilities.

Factors Affecting the Company and the Financial Services Industry

                  The financial services industry is characterized by frequent changes, the effects of which have been difficult to predict. In addition to an evolving regulatory environment, the industry has been subject to radical changes in pricing structure, alternating periods of contraction and expansion and intense competition from within and outside the industry.

         Importance of Investment Performance

                  We believe that investment performance is one of the most important factors for the growth of assets under management for a company like us in the asset management business. Poor investment performance could impair the revenues and growth of a company like us because:

             . existing clients might withdraw funds in favor of better performing products, which would result in lower investment advisory fees; or

             . our ability to attract funds from existing and new clients might diminish.

If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced.

         Assets Under Management May Be Withdrawn

                  Investment advisory and administrative contracts are generally terminable at will or upon relatively short notice, and mutual fund investors may redeem their investments in the funds at any time without prior notice. Institutional and individual clients can terminate their relationships with an asset manager, reduce the aggregate amount of assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, loss of key investment management personnel and financial market performance. In a declining stock market the pace of mutual fund redemptions could accelerate. Poor performance relative to other investment management firms tends to result in decreased purchases of fund shares, increased redemptions of fund shares, and the loss of institutional or individual accounts. The decrease in revenues that could result from any such event could have a material adverse effect on our business.

         Fluctuating Securities Volume and Prices

                  There are substantial fluctuations in volume and price levels of securities transactions in the financial services industry. These fluctuations can occur on a daily basis and over longer periods as a result of national and international economic and political events, broad trends in business and finance, and interest rate movements. Reduced volume and prices generally result in lower brokerage and investment banking revenues, trading losses as both principal and underwriter, and loss or reduction in incentive and performance fees. Periods of reduced volume will adversely affect profitability because fixed costs remain relatively unchanged. To the extent that purchases of securities are permitted to be made on margin, securities firms also are subject to risks inherent in extending credit. These risks are particularly high during periods of rapidly declining markets because a market decline could reduce collateral value below the amount of a customer's indebtedness. The business cycles of our different operations and subsidiaries may occur contemporaneously. Consequently, the effect of an economic downturn may have a magnified negative effect on our business. In a period of reduced margin usage by clients, the interest profit of a securities firm may be adversely affected. In the past, heavy trading volume has caused clearance and processing problems for securities firms, and this could occur in the future. In addition, securities firms face risk of loss from errors that can occur in the execution and settlement process. See "Administration."

                  A large portion of our revenues is derived from investment advisory contracts with clients. Under these contracts, the investment advisory fees we receive are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities generally may cause our revenues and income to decline by:

     . causing the value of our assets under management to decrease, which would result in lower investment advisory fees;

     . causing our clients to withdraw funds in favor of investments they perceive offer greater opportunity or lower risk, which would also result in lower investment advisory fees; or

     . decreasing the performance fees earned by our asset management subsidiaries.

If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced.

         Industry Changes and Competitive Factors

                  The financial services businesses we are engaged in are extremely competitive. Competition includes numerous national, regional and local asset management firms and broker-dealers, and commercial bank and thrift institutions. Many of these organizations have substantially more personnel and greater financial resources than we do. Discount brokerage firms oriented to the individual investor market, including firms affiliated with banks and mutual fund organizations and on-line brokerage firms, are devoting substantial funds to advertising and direct solicitation of customers in order to increase their share of commission dollars and other securities-related income. We also compete for investment funds with banks, insurance companies and investment companies.

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

                  An increasing number of firms that offer discount brokerage services to individual investors have been established in recent years. Included in these firms are on-line brokerage firms and affiliates of banks and mutual fund organizations. These firms generally effect transactions at substantially lower commission rates on an "execution only" basis, including through the Internet, without offering other services like investment and financial advice and research that are provided by "full-service" brokerage firms such as us. Some of these discount brokerage firms have increased the range of services that they offer. Continued increases in the number of discount brokerage firms or services provided by these firms may adversely affect us.

                  In addition, some full-service brokerage firms have begun to provide to customers discount services, including on-line trading over the Internet. Our private client business may be adversely affected by the demand for and availability of on-line securities trading.

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

         Acquisitions

                  As part of our business strategy, we review acquisitions in the ordinary course and regularly engage in discussions with respect to potential acquisitions, some of which may be material. Acquisitions involve a number of risks and present financial, managerial and operational challenges, including:

               . adverse effects on our reported earnings per share in the event acquired intangible assets become impaired;

               .  existence of unknown liabilities; and

               .  potential disputes with the sellers.

An acquisition increases the risk that any business may lose customers or employees, including key employees of the acquired business. An acquired business could underperform relative to our expectations and we may not realize the value we expect from the acquisition. Adverse market conditions or poor investment or other performance by an acquired company may adversely affect revenue and, in the case of an asset manager, its assets under management and performance fees. We could also experience financial or other setbacks if an acquired company has problems of which we are not aware. Future acquisitions may further increase our leverage or, if we issue equity securities to pay for the acquisitions, dilute the holdings of our existing stockholders.

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

         Importance of Key Personnel

                  We are dependent on the continued services of our management team, including our Chief Executive Officer, and a number of our key asset management and securities personnel. The loss of such personnel without adequate replacement could have a material adverse effect on us. Additionally, we need qualified managers and skilled employees with financial services experience in order to operate our business successfully. If we are unable to attract and retain qualified individuals or our costs to do so increase significantly, our operations would be materially adversely affected.

         Operational Risks

                  There is considerable fluctuation during any year and from year-to-year in the volume of transactions we must process. We record transactions and post our books on a daily basis. Operations personnel monitor day-to-day operations to determine compliance with applicable laws, rules and regulations. Failure to keep current and accurate books and records can render us liable to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our clients.

         We depend on our headquarters and operations center for the continued operation of our business. A disaster directly affecting our headquarters or operations center may have a material adverse impact on our ability to continue to operate our business without interruption. Although we have disaster recovery programs in place, there can be no assurance that these will be sufficient to mitigate the harm that may result from such a disaster. In addition, insurance and other safeguards might only partially reimburse us for our losses.

         International Operations

         A number of our subsidiaries operate in Canada and the United Kingdom on behalf of Canadian and UK clients. We also have offices in Spain, Singapore and Switzerland. Our international operations require us to comply with the legal requirements of foreign jurisdictions and expose us to the political consequences of operating in foreign jurisdictions. Our foreign business operations are also subject to the following risks:

              . difficulty in managing, operating and marketing our international operations;

              . fluctuations in currency exchange rates which may result in substantial negative effects on assets under management; and

              . significant adverse changes in foreign legal and regulatory environments.

Item 2.           Properties.

                  We lease all of our office space. Our headquarters, Baltimore sales office and other functions are located in an office building in which we are the major tenant. In that building, we currently occupy approximately 370,000 square feet with annual base rent of approximately $7.8 million. The initial term of the lease will expire in 2009, with two renewal options of eight years each.

                  Our brokerage operations and technology functions are housed in a separate office building in which we are the sole tenant, currently occupying approximately 120,000 square feet with annual base rent of approximately $1.9 million. The initial term of the lease will expire in 2011, with three renewal options of five years each.

                  Information concerning the location of Legg Mason's retail sales offices is contained in Item 1 of this Report. See Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Report for a discussion of our lease obligations.

Item 3.           Legal Proceedings.

                  Our subsidiaries are the subject of customer complaints, have been named as defendants or co-defendants in various lawsuits alleging substantial damages and have been involved in certain governmental and self-regulatory agency investigations and proceedings. These proceedings arise primarily from securities brokerage, asset management and investment banking activities. Some of these proceedings relate to public offerings of securities in which one or more of our subsidiaries participated as a member of the underwriting syndicate. We are also aware of litigation against certain underwriters of offerings in which one or more of our subsidiaries was a participant, but where the subsidiary is not now a defendant. In these latter cases, it is possible that a subsidiary may be called upon to contribute to settlements or judgments. While the ultimate resolution of pending litigation and other matters cannot be currently determined, in the opinion of our management, after consultation with legal counsel, these actions are expected to be resolved with no material adverse effect on our financial condition. However, if during any period a potential adverse contingency should become probable or resolved, the results of operations in that period could be materially affected.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  None.

Item 4A.          Executive Officers of the Company.

                  Information (not included in our definitive proxy statement for the 2002 Annual Meeting of Stockholders) regarding certain of our executive officers is as follows:

                  Peter L. Bain, age 43, was elected Executive Vice President of Legg Mason in July 2001, and was named head of our wealth management investment advisory group in June 2000. From 1995 to 2000, Mr. Bain was a Managing Director of Berkshire Capital Corporation, a privately held investment bank, and from 1997 to 2000 he was a member of the Management Committee of that company. Mr. Bain is responsible for the strategic direction of our wealth management investment advisory subsidiaries and for ongoing acquisition strategy in the wealth management market sector.

                  F. Barry Bilson, age 48, was elected Senior Vice President of Legg Mason in October 1998. Mr. Bilson was Vice President-Finance of Legg Mason from June 1984 through October 1998. Mr. Bilson has served in various financial management capacities since joining us in 1981, and presently has responsibility for business development projects. Mr. Bilson is a certified public accountant.

                  Charles J. Daley, Jr., age 40, became Senior Vice President and Treasurer of Legg Mason in January 2002 and Senior Vice President, Chief Financial Officer and Treasurer of Legg Mason Wood Walker in December 2001. He had been Vice President of Legg Mason since July 1999 and of Legg Mason Wood Walker since 1997. From September 1988 through September 1997, he served as Assistant Controller of Legg Mason and of Legg Mason Wood Walker. Mr. Daley is a certified public accountant.

                  Mark R. Fetting, age 47, was elected Executive Vice President of Legg Mason in July 2001. From June 2000 until July 2001, he served as a Senior Advisor to Legg Mason. From 1991 to 2000, Mr. Fetting was Division President and Senior Officer to Prudential Financial Group, Inc., a financial services company. Mr. Fetting has responsibility for our mutual funds business. Mr. Fetting is a director of 4 funds within the Legg Mason mutual funds complex and 17 funds within the Royce & Associates mutual funds complex.

                  Thomas P. Mulroy, age 41, was elected Senior Vice President of Legg Mason in July 2000 and an Executive Vice President of Legg Mason Wood Walker in November 2000. He became a Senior Vice President of Legg Mason Wood Walker in August 1998. From 1986 through 1998, Mr. Mulroy held various positions in Legg Mason Wood Walker's equity capital markets operations. Mr. Mulroy has responsibility for Legg Mason Wood Walker's equity capital markets operations.

                  Robert F. Price, age 54, became Secretary of Legg Mason in July 2000 and of Legg Mason Wood Walker in November 2000, and has been Senior Vice President and General Counsel of Legg Mason and of Legg Mason Wood Walker since November 1998. From September 1991 through August 1997, Mr. Price was Secretary and General Counsel of Alex. Brown Incorporated. From September 1997 until October 1998, Mr. Price was a Managing Director of BT Alex. Brown Incorporated, a wholly owned subsidiary of Bankers Trust Corporation.

                  Robert G. Sabelhaus, age 54, was elected Executive Vice President of Legg Mason in July 2001 and Executive Vice President of Legg Mason Wood Walker in August 1993. Mr. Sabelhaus is an executive officer in the private client brokerage division of Legg Mason Wood Walker.

                  Timothy C. Scheve, age 44, became a Senior Executive Vice resident of Legg Mason in July 2000 and of Legg Mason Wood Walker in November 2000. He had been Executive Vice President of Legg Mason and of Legg Mason Wood Walker since January 1998 Mr. Scheve has served in various financial and administrative capacities since joining us in 1984, and presently has primary responsibility for our administrative functions.

                  Elisabeth N. Spector, age 54, became a Senior Vice President of Legg Mason in January 1994. She has general responsibilities in business strategy.

                  Joseph A. Sullivan, age 44, became a Senior Vice President of Legg Mason in July 2000 and of Legg Mason Wood Walker in August 1994. He manages Legg Mason Wood Walker's fixed income capital markets operations and has responsibility for the oversight of the taxable and municipal fixed income banking, trading, institutional sales, and research departments of Legg Mason Wood Walker. He is a former member of the Board of Directors of the Bond Market Association.

                  Edward A. Taber, III, age 58, became a Senior Executive
Vice President of Legg Mason in July 1995. He has overall responsibility for our institutional investment management activities. Mr. Taber is a director of the Western Asset Funds, Inc., a mutual fund consisting of six portfolios.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

                  Shares of Legg Mason, Inc. common stock are listed and traded on the New York Stock Exchange (symbol LM). As of March 31, 2002, there were 2,008 holders of record of Legg Mason's common stock. Information with respect to our dividends and stock prices is as follows:

                                                                       Quarter ended
------------------------------------------------------------------------------------------------------
                                          Mar. 31      Dec. 31      Sept. 30      June 30
------------------------------------------------------------------------------------------------------
Fiscal 2002
Cash dividend per share                  $    0.10    $   0.10      $   0.10      $  0.09
Stock price range:
  High                                       57.10       50.80         50.93        51.50
  Low                                        48.36       38.35         34.25        38.06

Fiscal 2001
Cash dividend per share(1)               $    0.09    $   0.09      $   0.09      $  0.08
Stock price range:
  High                                       56.99       59.63         60.25        52.38
  Low                                        40.15       42.88         47.63        35.13

_________________________
/(1)/ Excluding $.16 per share declared by Perigee Inc. prior to being acquired in the quarter ended June 30, 2000.


Equity Compensation Plan Information

                  The following table provides information about our equity compensation plans as of March 31, 2002.

----------------------------------------------------------------------------------------------------------------------
                                              (a)                       (b)                       (c)
----------------------------------------------------------------------------------------------------------------------
Plan category                        Number of securities to     Weighted-average         Number of securities
                                     be issued upon exercise     exercise price of        remaining available for
                                     of outstanding options,     outstanding options,     future issuance under
                                     warrants and rights         warrants and rights      equity compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column (a))
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved         11,285,130(1)            $   37.55(2)              6,193,828(3) (4)
by stockholders
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not               1,219,075(5)                   --(6)                      --(7)
approved by stockholders
----------------------------------------------------------------------------------------------------------------------
Total                                     12,504,205(1)(5)          $ 37.55(2)(6)              6,193,828(3)(7)
----------------------------------------------------------------------------------------------------------------------

(1) Includes 1,879,425 shares of Legg Mason Common Stock ("Common Stock") that are currently held in a trust pending distribution of phantom stock units. The phantom stock units, which are converted into shares of Common Stock on a one-for-one basis upon distribution, were granted to plan participants upon their deferral of compensation or dividends paid on phantom stock units. When amounts are deferred, participants receive a number of phantom stock units equal to the deferred amount divided by 90% to 100% of the fair market value of a share of Common Stock.

     (2) Does not include phantom stock units that are converted into Common Stock on a one-for-one basis upon distribution at no additional cost, but were acquired as described in footnote (1).

     (3) In addition, an unlimited number of shares of Common Stock may be issued under the Legg Mason Wood Walker, Incorporated Deferred Compensation/Phantom Stock Plan upon the distribution of phantom stock units that may be acquired in the future as described in footnote (1).

     (4) 2,682,970 of these shares may be issued under our omnibus equity plan as stock options, restricted or unrestricted stock grants or any other form of equity compensation. 2,945,446 of these shares may be purchased under our employee stock purchase plan, which acquires the shares that are purchased thereunder in the open market.

     (5) Includes 1,164,988 shares of Common Stock that are currently held in a trust pending distribution of phantom stock units. The phantom stock units, which are converted into shares of Common Stock on a one-for-one basis upon distribution, were granted to plan participants upon their deferral of compensation or dividends paid on phantom stock units. When amounts are deferred, participants receive a number of phantom stock units equal to the deferred amount divided by the fair market value, or 95% of the fair market value, of a share of Common Stock. Also includes 54,087 shares of Common Stock issuable under the Howard Weil Plan (as defined below).

     (6) Phantom stock units are converted into Common Stock on a one-for-one basis upon distribution at no additional cost, but were acquired as described in footnote (5). The Howard Weil Plan provides for the issuance of shares of Common Stock upon the occurrence of certain events at no additional cost to the recipient, however, these rights were acquired upon the recipients' deferral of compensation or dividends on rights held with a value equal to the market value of the shares acquirable under the plan.

     (7) There is an unlimited number of shares of Common Stock that may be issued under the phantom stock plans described below upon distribution of phantom stock units that may be acquired in the future as described in footnote (5). Under the Howard Weil Plan, 54,087 shares of Common Stock are currently held in a trust to be issued under the plan, however, dividends on these shares are reinvested in the right to receive additional shares of Common Stock which are purchased in the market to fulfill this obligation.

                  Set forth below is a brief description of the material terms of our equity compensation plans that have not been approved by our stockholders. For all of our phantom stock plans described below, we issue to a trust shares of our Common Stock that are available for distribution under the plans.

Legg Mason Wood Walker, Incorporated Private Client Group Deferred Compensation Plan ("PCG Plan")

                  Under the PCG Plan, financial advisors in our Private Client Group are eligible to earn deferred bonuses in each calendar year based upon several performance measures. Deferred bonuses under the PCG Plan may be deemed invested in either an interest account or a "phantom stock" account. Amounts deemed invested in phantom stock accounts are credited as a number of phantom stock units based on a unit price equal to the market price for a share of Legg Mason Common Stock. The number of phantom stock units credited to an account will be adjusted over the deferral period to account for any stock dividends, stock splits and similar events. Dividends paid on Common Stock are credited to phantom stock accounts by adding a number of phantom stock units based on a unit price equal to 95% of the market price for a share of Common Stock. Amounts deemed invested in interest accounts are annually credited with interest. Deferred bonuses under the PCG Plan vest at the end of the sixth calendar year after they are credited, and are subject to forfeiture if the recipient's employment with us terminates prior to the vesting date, other than a termination as a result of death, disability or retirement. Vested deferred bonuses are distributed to the recipient, at the election of the recipient, upon either (i) the date they vest or (ii) the date the recipient's employment with us terminates. Upon a distribution, the participant receives (in a lump sum or in periodic installments, at the participant's election) a number of shares of Common Stock equal to the number of phantom stock units that are to be distributed, or cash in the amount of the balance of the interest account.

                  In 2002, the PCG Plan was replaced with the Legg Mason Wood Walker, Incorporated Financial Advisor Deferred Compensation Plan (the "FA Plan"). All future deferred bonuses will be awarded under the FA Plan, however the PCG Plan continues to apply to deferred bonuses for prior years. The FA Plan is substantially similar to the PCG Plan, except that all distributions are made in a lump sum at the time the deferred bonuses vest.

Legg Mason Wood Walker, Incorporated Key Employee Phantom Stock Agreements (the "Key Employee Agreements")

                  Under the Key Employee Agreements, certain employees, as part of their recruitment by our Private Client Group, are offered deferred compensation bonuses credited within the first year of their employment. Deferral amounts under the Key Employee Agreements are deemed invested in "phantom stock" units based on a unit price equal to the market price for a share of Legg Mason Common Stock. The number of phantom stock units credited to an account will be adjusted over the deferral period to account for any stock dividends, stock splits and similar events. Dividends paid on Common Stock are credited to phantom stock accounts by adding a number of phantom stock units based on a unit price equal to 95% of the market price for a share of Common Stock. A portion of the deferred amounts under the Key Employee Agreements vest each year over a period of five years, and are subject to forfeiture if the recipient's employment with us terminates prior to the vesting date, other than a termination as a result of death or disability. Vested deferred amounts are distributed to the recipient, at the election of the recipient, upon one of (i) the date they vest, (ii) the date the entire deferred amount vests, or (iii) the date the recipient's employment with us terminates. Upon a distribution, the participant receives (in a lump sum or in periodic installments, at the participant's election) a number of shares of Common Stock equal to the number of phantom stock units that are to be distributed.

Legg Mason Wood Walker, Incorporated Professional Branch Manager Phantom Stock Agreements (the "Branch Manager Plan")

                  Under the Branch Manager Plan, certain of the branch managers in our Private Client Group may elect to defer up to $12,000 of compensation in any calendar year. We "match" dollar-for-dollar all amounts deferred under the Branch Manager Plan. Deferred and match amounts under the Branch Manager Plan are deemed invested in "phantom stock" units based on a unit price equal to the market price for a share of Common Stock. The number of phantom stock units credited to an account will be adjusted over the deferral period to account for any stock dividends, stock splits and similar events. Dividends paid on Common Stock are credited to phantom stock accounts by adding a number of phantom stock units based on a unit price equal to 95% of the market price for a share of Common Stock. Phantom stock units resulting from the Legg Mason "match" vest six full years after they are credited, and are subject to forfeiture if the recipient's employment with us terminates prior to the vesting date, other than a termination as a result of death, disability or retirement. Vested deferred amounts are distributed to the recipient, at the election of the recipient, upon either (i) the date they vest or (ii) the date the recipient's employment with us terminates. In a distribution, the participant receives (in a lump sum or in periodic installments, at the participant's election) a number of shares of Common Stock equal to the number of phantom stock units that are to be distributed.

Howard, Weil, Labouisse, Friedrichs, Inc. Equity Incentive Plan (the "Howard Weil Plan")

                  Under the Howard Weil Plan, certain employees of Howard, Weil, Labouisee, Friedrichs, Inc. ("Howard Weil") were entitled to defer their receipt of compensation. The deferred amounts were deemed invested in Voting Stock of Howard Weil. When we acquired Howard Weil in 1987, the deferred amounts were funded by placing Howard Weil stock into a trust, and the stock in the trust was converted into Legg Mason Common Stock. Since the acquisition, no additional amounts have been deferred under the Howard Weil Plan. However, the Howard Weil plan governs the distribution of shares from the trust to participants. In addition, dividends paid on the shares held in the trust are used to purchase additional shares of Legg Mason Common Stock in the open market, which are then credited to the accounts of participants.

Item 6. Selected Financial Data.

(Dollars in thousands except per share amounts)


                                                                                Years ended March 31,
                                                           2002           2001           2000            1999          1998
---------------------------------------------------------------------------------------------------------------------------
Operating Results
Total revenues                                      $ 1,578,612    $ 1,536,253    $ 1,399,585     $ 1,070,670    $  909,306
Interest expense                                        127,271        175,389        134,382          94,974        73,776
---------------------------------------------------------------------------------------------------------------------------
Net revenues                                          1,451,341      1,360,864      1,265,203         975,696       835,530
Non-interest expenses                                 1,198,092      1,095,044      1,010,765         818,885       707,965
---------------------------------------------------------------------------------------------------------------------------
Earnings before income tax provision                    253,249        265,820        254,438         156,811       127,565
Income tax provision                                    100,313        109,590        104,025          63,537        52,258
---------------------------------------------------------------------------------------------------------------------------
Net earnings                                        $   152,936    $   156,230    $   150,413     $    93,274    $   75,307
---------------------------------------------------------------------------------------------------------------------------
Per Common Share/(1)/
Earnings per share:
   Basic                                            $      2.35    $      2.45    $      2.43     $      1.57    $     1.26
   Diluted                                                 2.24           2.30           2.27            1.48          1.19
Weighted average shares outstanding (in thousands):
   Basic                                                 65,211         63,793         61,868          59,516        59,611
   Diluted                                               68,262         67,916         65,967          62,836        63,187
Dividends declared/(2)/                             $      .390    $      .350    $      .305     $      .250    $     .214
Book value                                                16.20          14.14          12.09            9.51          8.48
---------------------------------------------------------------------------------------------------------------------------
Financial Condition
Total assets                                        $ 5,939,614    $ 4,687,626    $ 4,812,107     $ 3,500,202    $2,856,389
Long-term debt                                          779,463         99,770         99,723          99,676        99,628
Notes payable of finance subsidiaries/(3)/               97,659        119,200        239,268              --            --
Stockholders' equity                                  1,084,548        927,720        770,808         571,969       510,808
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

/(1)/ Adjusted to reflect all stock splits.

/(2)/ Excluding $.16, $.60 and $.19 per share declared by Perigee Inc. prior to acquisition in 2001, 2000 and 1999, respectively.

/(3)/ Non-recourse, secured fixed-rate notes of Legg Mason Investors' finance subsidiaries, the proceeds of which are invested in financial instruments with similar maturities. See Notes 2 and 8 of Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.


Business Description

Legg Mason, Inc. (the "Parent"), a holding company, and its subsidiaries (collectively with the Parent, "Legg Mason") are principally engaged in providing asset management, securities brokerage, investment banking and related financial services to individuals, institutions, corporations and municipalities. Terms such as "we," "us," "our" and "company" refer to Legg Mason.

   Legg Mason has operations principally in the United States of America, the United Kingdom and Canada and also has offices in Spain, Switzerland and Singapore. The financial services industry in which Legg Mason operates is very competitive and highly regulated. Our profitability is sensitive to a variety of factors including the amount of our assets under management, the volume of trading in securities, the volatility and general level of securities prices and interest rates, the level of customer margin and credit account balances and the demand for investment banking services. In addition, overall market conditions, the diversification of services and products offered, investment performance and client relations are significant factors in determining whether we are successful in retaining and attracting clients. In the past decade, we have experienced substantial expansion due to internal growth and the strategic acquisition of asset management firms that provided, among other things, a broader range of investment expertise, additional product diversification and increased assets under management.

   Legg Mason currently operates through four business segments: Asset Management, Private Client, Capital Markets and Other. The business segments are based upon factors such as the services provided and distribution channels utilized. Certain services that we offer are provided to clients through more than one of our business segments. As such, the same revenue category may be reflected in multiple segments. We allocate certain common income and expense items among our business segments based upon various methodologies and factors.

   The Asset Management segment provides investment advisory services to company-sponsored investment funds and asset management services to institutional and individual clients. Investment advisory and related fees earned by Asset Management vary based upon factors such as the type of underlying investment product, the amount of assets under management and the type of services that are provided. In addition, performance fees may be earned on certain investment advisory contracts for exceeding performance benchmarks.

   The Private Client segment distributes a wide range of financial products through its branch distribution network, including equity and fixed income securities, proprietary and non-affiliated mutual funds and annuities. At March 31, 2002, Private Client's financial advisors operated out of 134 retail branch offices. The primary sources of net revenues for Private Client are commissions and principal credits earned on equity and fixed income transactions in customer brokerage accounts, distribution fees earned on mutual funds, fees earned on fee-based brokerage and managed accounts and net interest from customers' margin loan and credit account balances. Sales credits associated with underwritten offerings initiated in the Capital Markets segment are reported in Private Client when sold through its branch distribution network.

   The Capital Markets segment consists of our equity and fixed income institutional sales and trading and corporate and public finance advisory and underwriting activities. Fixed income institutional sales and trading include transactions in both taxable and municipal products. Although we maintain securities in inventory primarily to facilitate customer transactions, Capital Markets also realizes profits and losses from trading activities. Sales credits associated with underwritten offerings are reported in Capital Markets when sold through institutional distribution channels. The results of this business segment also include realized and unrealized gains and losses on investments acquired in connection with merchant banking and investment banking activities.

   The Other segment consists principally of our real estate service business and unallocated corporate revenues and expenses.

   All references to fiscal 2002, 2001 or 2000 refer to our March 31 fiscal year then ended.

Business Environment

For the U.S. economy, fiscal 2002 was a period of slower economic growth, declines in corporate earnings and rising unemployment levels. During fiscal 2002, the equity markets continued to be volatile and weak, particularly in the technology and telecommunications sectors. Corporate failures and the associated accounting questions have also contributed to the negative market conditions and low investor confidence. Finally, the events of the September 11 terrorist attacks and the political unrest abroad have also contributed to the sluggish economy. In an effort to stimulate the lagging economy, the U.S. Federal Reserve significantly lowered the overnight interest rate 11 times or 6.5% over the last 15 months. Although we were not physically impacted by the events of September 11, its effect on the economy and investor confidence negatively impacted our business and, in particular, our Private Client business. Despite the difficult market conditions, we were able to achieve record net revenues primarily as a result of the addition of fees from acquired entities and growth in fixed income investment advisory accounts.

Results of Operations

Our financial position and results of operations are materially affected by the overall trends and conditions of the financial markets, particularly in the United States. Results of any individual period should not be considered representative of future results. Many of our activities have fixed operating costs that do not decline with reduced levels of business activity. Accordingly, sustained periods of unfavorable market conditions are likely to affect our profitability adversely.

   The following table sets forth, for the periods indicated, items in the Consolidated Statements of Earnings as percentages of net revenues and the increase (decrease) by item as a percentage of the amount for the previous period:

                                                             Percentage of Net Revenues            Period to Period Change
                                                        -------------------------------------------------------------------
                                                                Years ended March 31,                2002           2001
                                                        -------------------------------------     Compared       Compared
                                                         2002           2001          2000         to 2001        to 2000
---------------------------------------------------------------------------------------------------------------------------
Revenues
   Investment advisory and related fees ...........      53.9%          48.1%         44.5%          19.5%          16.1%
   Commissions ....................................      22.8           26.3          28.7           (7.7)          (1.2)
   Principal transactions .........................       9.6            9.2          10.0           11.5           (1.4)
   Investment banking .............................       7.0            4.8           5.5           55.1           (4.4)
   Interest .......................................      11.6           20.7          17.6          (40.4)          26.5
   Other ..........................................       3.9            3.8           4.3           11.6           (7.2)
                                                        -----          -----         -----
     Total revenues. ..............................     108.8          112.9         110.6            2.8            9.8
   Interest expense ...............................       8.8           12.9          10.6          (27.4)          30.5
                                                        -----          -----         -----
     Net revenues .................................     100.0          100.0         100.0            6.6            7.6
                                                        =====          =====         =====
Non-Interest Expenses
   Compensation and benefits ......................      60.9           59.1          59.2            9.8            7.4
   Communications and technology ..................       6.8            7.6           7.0           (3.7)          16.3
   Occupancy ......................................       4.3            3.8           3.8           20.4            7.3
   Amortization of intangible assets ..............       1.3            0.9           0.9           51.8           13.1
   Other ..........................................       9.3            9.1           9.0            9.1            8.2
                                                        -----          -----         -----
     Total non-interest expenses ..................      82.6           80.5          79.9            9.4            8.3
                                                        -----          -----         -----
Earnings Before Income Tax Provision ..............      17.4           19.5          20.1           (4.7)           4.5
   Income tax provision ...........................       6.9            8.0           8.2           (8.5)           5.3
                                                        -----          -----         -----
Net Earnings ......................................      10.5%          11.5%         11.9%          (2.1)           3.9
                                                        =====          =====         =====
---------------------------------------------------------------------------------------------------------------------------

Fiscal 2002 Compared with Fiscal 2001

Financial Overview

In fiscal 2002, net revenues reached record levels and increased 7% to $1.45 billion, primarily as a result of an increase in investment advisory and related fees. On August 1, 2001, we acquired Private Capital Management, L.P. and its affiliated entities ("PCM"), a high net worth investment manager in Naples, Florida. At acquisition date, PCM managed $8.6 billion of assets, primarily in small to mid-cap stocks. On October 1, 2001, we acquired Royce & Associates, Inc. ("Royce"), an investment manager located in New York City. At acquisition date, Royce managed $4.7 billion of assets, primarily in small and micro-cap mutual funds. Both acquisitions were accounted for as purchase transactions. Under purchase accounting, the net assets and results of operations of both PCM and Royce are included in our financial statements from the respective dates of their acquisition. Revenues from investment advisory and related activities (including distribution fees from mutual funds) rose $127.6 million or 20% to $781.6 million in fiscal 2002, primarily as a result of the acquisitions of PCM and Royce, which contributed $97.1 million of the increase. The remainder of the increase is primarily attributable to growth in assets under management in fixed income advisory accounts.

     Revenues from securities brokerage activities, including both commissions and principal transactions, declined 3% to $469.8 million as a result of a decrease in retail securities transactions and non-affiliated mutual fund and variable annuity sales. These declines were offset in part by increases in fixed income and equity institutional securities transaction volume. Revenues from investment banking activities increased 55% to $102.2 million primarily due to a $34.2 million increase in new issue sales concessions and increased municipal banking fees. Other revenues increased 12% to $57.0 million primarily as a result of realized and unrealized gains on firm investments and an increase in loan origination fees, partially offset by the sale of a merchant banking related investment in the prior fiscal year. Our net interest profit declined 62% to $40.8 million from $106.8 million in the prior fiscal year as a result of lower average interest rates earned on firm investments, lower customer margin account balances and an increase in acquisition-related debt. Net interest profit accounted for 16% of consolidated pre-tax profits, down significantly from 40% in the prior fiscal year.

     Despite the increase in net revenues during fiscal 2002, net earnings declined 2% to $152.9 million from fiscal 2001 as a result of increased expenses, including profitability-based incentive compensation, the addition of expenses of acquired entities and litigation-related costs. In fiscal 2002, basic earnings per share declined 4% to $2.35 from $2.45 in fiscal 2001. Diluted earnings per share in fiscal 2002 declined 3% to $2.24 from $2.30 in fiscal 2001.

     The results for fiscal 2002 also include the effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which resulted in an expense reduction of $7.8 million ($6.7 million net of tax). This expense reduction increased both basic and diluted earnings per share by $0.10 in fiscal 2002.

Investment Advisory Revenues and
Assets Under Management

              Assets Under Management      Investment Advisory and Related Fee
                 (in billions,"B")             Revenues  (in millions, "M")

98                    $ 71.0B                            $315.8M

99                    $ 88.9B                            $414.7M

00                    $111.8B                            $563.5M

01                    $139.9B                            $654.0M

02                    $177.0B                            $781.6M

Revenues By Segment

The following table sets forth, for the periods indicated, net revenues and pre-tax earnings by segment:

                                                  Years ended March 31,
                                           ------------------------------------
(in millions)                                 2002          2001         2000
-------------------------------------------------------------------------------
Net revenues:
  Asset Management ....................    $  557.9      $  445.0      $  376.7
  Private Client ......................       618.2         707.4         694.2
  Capital Markets .....................       242.2         174.3         157.1
  Other ...............................        33.0          34.2          37.2
-------------------------------------------------------------------------------
Total .................................    $1,451.3      $1,360.9      $1,265.2
-------------------------------------------------------------------------------

Pre-tax earnings:
  Asset Management ....................    $  159.2      $  132.3      $  129.5
  Private Client ......................        53.3         113.3         114.2
  Capital Markets .....................        39.3          15.5           5.0
  Other ...............................         1.4           4.7           5.7
-------------------------------------------------------------------------------
Total .................................    $  253.2      $  265.8      $  254.4
-------------------------------------------------------------------------------

Asset Management

Net revenues in Asset Management increased 25% to $557.9 million primarily as a result of the acquisitions of PCM and Royce. Asset Management represented 38% of consolidated net revenues in fiscal 2002, an increase from 33% in fiscal 2001. Revenues from Asset Management tend to be more stable than those from Private Client and Capital Markets because they are less affected by changes in securities market conditions. Total assets under management were $177.0 billion as of March 31, 2002, an increase of $37.1 billion or 27% from March 31, 2001. As of March 31, 2002, approximately $67.2 billion or 38% of assets under management were in equity related products and $109.8 billion or 62% were in fixed income related products. In fiscal 2002, PCM and Royce contributed fees of $97.1 million and the internal growth of our core fixed income institutional manager increased revenues by $29.2 million. Performance fees, which are included in investment advisory and related fees, increased to $20.6 million in fiscal 2002 from $6.0 million in fiscal 2001, principally due to fees earned by PCM and Royce, as well as additional fees earned by other subsidiaries.

Private Client

The difficult market conditions in fiscal 2002, as well as significantly lower interest rates and lower retail transaction volume, negatively impacted Private Client. Accordingly, net revenues decreased 13% to $618.2 million for fiscal 2002. Private Client represented 43% of consolidated net revenues in fiscal 2002, a decrease from 52% in the prior fiscal year. Net interest profit in Private Client decreased 35% to $57.1 million in fiscal 2002 because of significantly lower average interest rates and lower average customer margin account balances, offset in part by an increase in average firm investment balances, principally funds segregated for regulatory purposes.
Commissions from retail securities transactions, including listed and over-the-counter trading, decreased approximately $38.6 million or 26% during fiscal 2002 from the prior year. Net revenues also declined from decreases in retail generated principal transactions and sales of non-affiliated mutual funds and annuities.

Capital Markets

Capital Markets achieved record net revenues in fiscal 2002. Net revenues increased 39% to $242.2 million in fiscal 2002, primarily as a result of higher institutional equity and fixed income transaction volume. Capital Markets represented 17% of consolidated net revenues in fiscal 2002, an increase from 13% in fiscal 2001.

Other

Other consists principally of the results of our real estate service business and unallocated corporate revenues and expenses. Net revenues were down slightly for the fiscal year from $34.2 million to $33.0 million, primarily due to a decrease in interest income resulting from lower interest rates.

Expenses

Interest Expense

Interest expense primarily consists of interest paid to customers on their credit account balances and interest incurred in connection with our long and short-term borrowings. Interest expense declined $48.1 million or 27% in fiscal 2002, principally due to the sharp decrease in average interest rates paid on customer credit account balances and stock borrow balances. Offsetting these declines, we incurred $30.2 million of interest expense on long-term debt issued in fiscal 2002 to fund the acquisitions of PCM and Royce. See Note 8 of Notes to Consolidated Financial Statements for information regarding Legg Mason's long-term debt.

Compensation and Benefits

Compensation and benefits expense increased 10% to $883.4 million, primarily attributable to significantly higher profitability-based incentive compensation which increased by $36.9 million, the addition of $28.2 million in expenses as a result of the acquisitions of PCM and Royce and an increase in vested deferred compensation of $10.8 million during fiscal 2002. These increases were offset in part by a decline in variable sales commissions of $10.6 million. A substantial part of compensation expense fluctuates in proportion to the level of business activity. Other compensation costs, primarily salaries and benefits, are fixed and typically do not decline with reduced levels of business activity.

Communications and Technology

Communications and technology expense declined 4% to $99.0 million as a result of decreased costs for telephone usage, quote services and printing, offset in part by the addition of expenses of acquired entities.

Occupancy

Occupancy costs increased 20% to $62.2 million in fiscal 2002 from $51.7 million in fiscal 2001 as a result of a full year impact of prior year expansion, including an operations center and new branch offices, as well as the addition of expenses of acquired entities.

Amortization of Intangible Assets

Amortization of intangible assets increased $6.4 million or 52% to $18.8 million from the prior fiscal year, primarily attributable to $11.0 million of amortization of PCM's asset management contracts, offset in part by the impact of adopting SFAS No. 142, under which goodwill and indefinite life intangible assets are no longer amortized. See Note 6 of Notes to Consolidated Financial Statements.

Other Expenses

Other expenses increased 9% to $134.7 million, primarily attributable to an increase in litigation-related costs of $12.7 million (net of recoveries of $11.1 million). Fiscal 2002 net litigation-related costs were $15.1 million compared to $2.4 million in fiscal 2001.

Income Tax Provision

The income tax provision decreased 9% to $100.3 million in fiscal 2002 due to lower pre-tax earnings and lower state income taxes. Legg Mason's effective income tax rate was 39.6% in fiscal 2002, down from 41.2% in fiscal 2001 due to lower state income taxes and the impact of adopting SFAS No. 142, which eliminated non-deductible amortization of goodwill for book purposes.

Fiscal 2001 Compared with Fiscal 2000

Financial Overview

In fiscal 2001, revenues, net earnings and earnings per share were higher than fiscal 2000 as we achieved record levels. Net revenues increased 8% to $1.4 billion and total revenues were $1.5 billion, an increase of 10% from revenues of $1.4 billion in fiscal 2000. Investment advisory and related fees increased 16% to $654 million, primarily as a result of growth in assets under management in fixed income advisory accounts, fee-based brokerage accounts and company-sponsored mutual funds as well as the results of acquired subsidiaries. Net interest profit increased 21% to $106.8 million in fiscal 2001 from $88.6 million in fiscal 2000 due to increased interest income on higher margin account balances and average firm investments as well as higher average interest rates. Net earnings were $156.2 million, up 4% from net earnings in the prior fiscal year. Basic earnings per share increased 1% to $2.45 from $2.43. Diluted earnings per share increased 1% to $2.30 from $2.27.

Revenues By Segment

Asset Management

Net revenues in Asset Management rose 18% to $445.0 million in fiscal 2001, primarily as a result of growth in assets under management in fixed income investment advisory accounts and company-sponsored mutual funds and a full year of fees earned by Legg Mason Investors Holdings plc ("Legg Mason Investors"), which was acquired in December 1999. Total assets under management as of March 31, 2001 were $139.9 billion, up 25% from $111.8 billion as of March 31, 2000. Of the total assets under management as of March 31, 2001, approximately 33% were in equity related products and approximately 67% were in fixed income related products.

Private Client

Net revenues in Private Client were up 2% from $694.2 million in fiscal 2000 to $707.4 million in fiscal 2001, primarily as a result of a 14% increase in net interest income to $88.4 million driven by higher average interest rates and higher levels of customer margin account balances and firm investments, predominately funds segregated for regulatory purposes. Sales of non-proprietary mutual funds also increased. Offsetting these increases were lower volumes of retail over-the-counter, listed and fixed income transactions.

Capital Markets

In fiscal 2001, net revenues in Capital Markets increased 11% to $174.3 million as a result of an increase in institutional equity securities transaction volume and sales and trading profits on taxable fixed income products. These increases were offset in part by a decline in investment banking fees, primarily from equity and municipal underwritings.

Other

In fiscal 2001, net revenues declined 8% to $34.2 million as a result of a decline in loan origination fees at the Parent's real estate services subsidiary.

Expenses

Interest Expense

Interest expense increased 31% to $175.4 million, primarily due to higher interest-bearing customer credit account balances and higher average interest rates.

Compensation and Benefits

Compensation and benefits expense increased 7% to $804.8 million as a result of higher fixed compensation costs, primarily attributable to an increase in the number of employees and higher incentive and sales compensation related to asset management activities.

Communications and Technology

Communications and technology expense increased 16% to $102.8 million due to new and expanded branch office locations, increased investments in technology and increased quote and telephone usage due to an increase in the number of employees.

Occupancy

Occupancy costs increased 7% to $51.7 million as a result of additional costs for new and expanded branch office locations and the impact of acquired companies.

Amortization of Intangible Assets

Amortization of intangible assets increased $1.4 million or 13% due to business acquisitions.

Other Expenses

Other expenses increased 8% to $123.4 million. This increase is primarily attributable to the impact of a full year of expenses of Legg Mason Investors, increased promotional expenses and costs associated with the acquisition of Perigee Investment Counsel Inc. These increases were offset in part by a decrease in floor brokerage and clearing fees.

Income Tax Provision

The income tax provision rose 5% to $109.6 million in fiscal 2001 as a result of increased pre-tax earnings and an increase in Legg Mason's effective tax rate to 41.2% in fiscal 2001 from 40.9% in the prior year. The increase in the effective tax rate is primarily attributable to non-deductible foreign losses and higher statutory tax rates in foreign jurisdictions.

Liquidity and Capital Resources

The primary objective of our capital structure and funding practices is to appropriately support Legg Mason's business strategies, as well as the regulatory capital requirements of our subsidiaries, and to provide needed liquidity at all times. Liquidity and the access to liquidity are essential to the success of our on-going operations. Our overall funding needs and capital base are continually reviewed to determine if the capital base meets the expected needs of our businesses. We continue to explore potential acquisition opportunities as a means of diversifying our businesses. These opportunities may involve acquisitions that are material in size and may require, among other things, the raising of additional capital and/or the issuance of additional debt.

   We emphasize diversification of funding sources and seek to manage exposure to refinancing risk. Legg Mason has committed short-term financing on both a secured and unsecured basis. Secured financing is obtained through the use of securities lending agreements and secured bank loans, which are primarily collateralized by short-term U.S. government and agency securities, highly-rated corporate debt, money market funds and equity securities. Short-term funding is generally obtained at rates based upon benchmarks such as federal funds, LIBOR or money market rates.

   We maintain a committed, unsecured revolving credit facility of $100 million that matures on June 30, 2003 for general corporate purposes. The facility has restrictive covenants that require us, among other things, to maintain specified levels of net worth and debt-to-equity ratios. There were no borrowings outstanding under the facility as of March 31, 2002 and 2001. Our real estate service subsidiary has two committed short-term financing facilities that mature on September 15, 2002 and are used in connection with its business operations. The first is a $50 million warehouse line of credit from a national bank ($3.6 million and $4.9 million outstanding at March 31, 2002 and 2001, respectively) that is used to provide interim financing for the funding of commercial mortgage loans. The Parent is a guarantor on this credit facility. The weighted average interest rates for fiscal 2002 and fiscal 2001 were 3.80% and 5.58%, respectively. The second credit facility is a financing agreement with the same national bank that allows for borrowing funds for short-term investing of up to $125 million at an interest rate of 0.80% based upon the amount of customer escrow funds that are on deposit with the same bank. The credit facility is collateralized by the securities that are purchased with the funds, which are primarily short-term U.S. government and agency securities, highly rated corporate commercial paper and money market funds. There were no outstanding balances on this line as of March 31, 2002 and 2001. We have maintained compliance with all applicable covenants of these facilities throughout the year. In the event that we fail to meet the covenants specified by these credit facilities, these lines of credit may not be available to us.

   Legg Mason also maintains uncommitted credit facilities from several banks and financial institutions. Uncommitted facilities consist of lines of credit that we have been advised are available, but for which no contractual lending obligation exists. As such, these uncommitted facilities would likely be unavailable to us if any material adverse effect on our financial condition occurred. We have not relied on the issuance of short-term commercial paper to fund our operating needs nor do we utilize unconsolidated special purpose entities to provide operating liquidity.

   Legg Mason's assets consist primarily of cash and cash equivalents, collateralized short-term receivables, investment advisory fee receivables, securities owned and borrowed, intangible assets and goodwill. Our assets are principally funded by payables to customers, securities loaned, bank loans, long-term debt and equity. The collateralized short-term receivables consist primarily of customer margin loans, securities purchased under agreements to resell and securities borrowed, all of which are secured by U.S. government and agency securities and corporate debt and equity securities. The investment advisory fee receivables, although not collateralized, are short-term in nature and collectibility is reasonably certain. Excess cash is currently invested primarily in institutional money market funds. The highly liquid nature of our assets provides us with flexibility in financing and managing our anticipated operating needs.

   Legg Mason's total assets increased $1.2 billion from $4.7 billion at March 31, 2001 to $5.9 billion at March 31, 2002. This increase was principally due to a net increase in intangible assets and goodwill of $446.6 million and $341.3 million, respectively, primarily the result of the acquisitions of PCM and Royce. The increase in intangible assets and goodwill was accompanied by a corresponding increase in long-term debt of $679.7 million, which was the primary source of funds for the acquisitions of PCM and Royce. Stockholders' equity surpassed the one billion dollar mark for the first time in Legg Mason's history. As of March 31, 2002, stockholders' equity was $1.1 billion. Cash and cash equivalents decreased $87.8 million, which primarily reflects the use of cash in connection with the acquisitions of PCM and Royce. For fiscal 2002, cash flows from operating activities provided approximately $86.3 million, primarily attributable to net earnings, adjusted for non-cash charges. Cash and securities segregated for regulatory purposes or deposited with clearing organizations increased $486.3 million reflecting an increase in customer credit account balances and a decrease in customer margin account balances.

   As of March 31, 2002, Legg Mason had three long-term fixed rate debt facilities. We had $100 million outstanding of senior notes due February 15, 2006, which bear interest at a stated rate of 6.5%. The notes were originally issued in February 1996 at a discount to yield 6.57%. During fiscal 2002, we issued long-term fixed rate debt to fund acquisitions.

   On June 6, 2001, we issued $567 million principal amount at maturity of zero-coupon contingent convertible senior notes due on June 6, 2031, resulting in net proceeds of approximately $244 million. The convertible notes were issued in a private placement to qualified institutional buyers at an initial offering price of $440.70 per $1,000 principal amount at maturity. The discounted price reflects a yield to maturity of 2.75% per year. Upon certain events, including the sale price of our stock reaching certain thresholds, the convertible notes being rated below specified credit ratings and the convertible notes being called for redemption, each note is convertible into 7.7062 shares of our common stock, subject to adjustment. We may redeem the convertible notes for cash on or after June 6, 2006 at their accreted value. In addition, we may be required to repurchase the convertible notes at their accreted value, at the option of the holders, on June 6, 2003, 2005, 2007, 2011 and every five years thereafter until 2026 or upon a change in control of Legg Mason. Such repurchases can be paid in cash, shares of our common stock or a combination of both. Approximately 4.4 million shares of common stock are reserved for issuance upon conversion.

   On July 2, 2001, we issued $425 million principal amount of senior notes due July 2, 2008, which bear interest at 6.75%. The notes were sold at a discount to yield 6.80%. The net proceeds were approximately $421 million.

   On August 1, 2001, Legg Mason purchased PCM for cash of $682 million, excluding acquisition costs. The transaction includes two contingent payments based on PCM's revenue growth for the years ending on the third and fifth anniversaries of closing, with the aggregate purchase price to be no more than $1.4 billion. As such, we may be required to make maximum payments in the amount of $400 million on August 1, 2004 and $300 million on August 1, 2006 if certain conditions are met. On October 1, 2001, we completed the acquisition of Royce for cash of $115 million, excluding acquisition costs. The transaction includes three contingent payments based on Royce's revenue growth for the years ending on the third, fourth and fifth anniversaries of closing, with the aggregate purchase price to be no more than $215 million. We may, therefore, be required to make a maximum payment in the amount of $100 million on October 1, 2004 as part of this acquisition if certain conditions are met. We have the option to pay as much as 50% of the remaining purchase price for Royce in common stock. We expect to fund these commitments through operations, available lines of credit or the capital markets. In addition to PCM and Royce, we acquired two smaller investment management firms for approximately $7.6 million in cash.

   As of March 31, 2002, we had $75 million remaining for the issuance of additional debt or convertible debt securities pursuant to a shelf registration statement. A shelf filing permits us to register securities in advance and then sell them when financing needs arise or market conditions are favorable. We intend to use the shelf registration for general corporate purposes including the expansion of our business. There are no assurances as to the terms of any securities that may be issued pursuant to the shelf registration since they depend on market conditions and interest rates at the time of issuance.

   Certain finance subsidiaries of Legg Mason previously issued secured, fixed rate long-term debt in connection with their investment operations. The long-term debt of the finance subsidiaries is scheduled to mature in fiscal 2003. As described in Market Risk below, there are specific assets that were purchased with the proceeds of the debt that will mature or will be available for sale to meet this obligation.

   During fiscal 2002, the Board of Directors authorized Legg Mason, at its discretion, to purchase up to 3 million shares of its own common stock. As of March 31, 2002, we repurchased 136,800 shares for $7.1 million. In fiscal 2002 and 2001, we paid cash dividends of $25.1 million and $23.6 million, respectively.

   The Parent's broker-dealer subsidiaries are subject to the requirements of the Securities and Exchange Commission's Uniform Net Capital Rule, which is designed to measure the general financial soundness and liquidity of broker-dealers. As of March 31, 2002, the broker-dealer subsidiaries had aggregate net capital of $310.6 million, which exceeded minimum net capital requirements by $289.4 million. The amount of the broker-dealers' net assets that may be distributed is subject to restrictions under applicable net capital rules. The Parent's trust subsidiary is subject to the requirements of the Office of Thrift Supervision, which requires compliance with two overlapping sets of regulatory capital standards. We believe that the trust subsidiary has met all capital adequacy requirements to which it is subject.

Contractual and Contingent Obligations

Legg Mason has contractual obligations to make future payments in connection with our short and long-term debt and non-cancelable lease agreements. In addition, we may also be required to make contingent payments under business purchase agreements if certain future events occur. See Notes 2, 7, 8 and 9 of Notes to Consolidated Financial Statements for additional disclosure related to our commitments.

The following table sets forth these contractual and contingent obligations by fiscal year:

Contractual and Contingent Obligations

(in millions)                                            2003      2004     2005      2006     2007  Thereafter     Total
--------------------------------------------------------------------------------------------------------------------------
Contractual Obligations:
Short-term borrowings by contract maturity .........  $   3.6  $     --  $    --  $     --  $    --  $       --  $     3.6
Long-term borrowings by contract maturity (a) ......    100.9     264.0       --     100.0       --       425.0      889.9
Coupon interest on long-term borrowings ............     35.2      35.2     35.2      35.2     31.9        43.0      215.7
Minimum rental commitments .........................     61.8      47.5     34.9      26.0     21.1        47.3      238.6
--------------------------------------------------------------------------------------------------------------------------
   Total Contractual Obligations ...................  $ 201.5  $  346.7  $  70.1  $  161.2  $  53.0  $    515.3  $ 1,347.8
--------------------------------------------------------------------------------------------------------------------------

Contingent Obligations:
Contingent payments related to business
   acquisitions (b) ................................      3.6       1.0    500.0      13.8    300.0          --      818.4
--------------------------------------------------------------------------------------------------------------------------
Total Contractual and Contingent Obligations (c) ...  $ 205.1  $  347.7  $ 570.1  $  175.0  $ 353.0  $    515.3  $ 2,166.2
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

(a) The amount reflected for long-term borrowings due in 2003 represents notes payable of finance subsidiaries. This obligation will be funded by proceeds from the related investments, which will mature or will be available for sale in 2003. Payments in 2004 reflect amounts that may be due to holders of the zero-coupon contingent convertible senior notes, which represents the accreted value on the earliest possible date that the holders may require us to purchase the notes. Legg Mason may choose to pay the purchase price in cash, shares of our common stock or a combination of both.

(b) The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of business purchase agreements.

(c) The table above does not include approximately $10.3 million in capital commitments to investment partnerships in which Legg Mason is a limited partner. These obligations will be funded, as required, through the end of the commitment periods that range from 2005 to 2010.


Risk Management

Risk is an inherent part of our business and activities. The extent to which we properly and effectively identify, assess, monitor and manage each of the various types of risk involved in our activities is critical to our soundness and profitability. We seek to identify, assess, monitor and manage the following principal risks involved in our business activities: funding, market, credit, operational and legal.

   Risk management at Legg Mason is a multi-faceted process that requires communication, judgment and knowledge of financial products and markets. Senior management takes an active role in the risk management process and requires specific administrative and business functions to assist in the identification, assessment and control of various risks. Currently, we have four formal risk management committees: credit, capital markets commitments, new products and new business. Our risk management policies, procedures and methodologies are fluid in nature and are subject to ongoing review and modification. Funding risk is discussed in "Liquidity and Capital Resources."

Market Risk

The potential for changes in the value of the financial instruments we own is referred to as market risk. Our market risk generally represents the risk of loss that may result from a change in the value of a financial instrument as a result of fluctuations in interest rates, credit spreads, equity prices and the correlation among them, along with the level of volatility. Interest rate risks result primarily from exposure to changes in the yield curve, the volatility of interest rates, mortgage prepayments and credit spreads. Equity price risks result from exposure to changes in prices and volatilities of individual equities, equity baskets and equity indices.

   Legg Mason makes dealer markets in equity and debt securities. To facilitate customer order flow, we may be required to own equity and debt securities in our trading and inventory accounts. The majority of our trading and inventory accounts consist of fixed income debt instruments. We attempt to hedge our exposure to market risk by managing our net long or short position. For example, we may hedge a municipal portfolio by taking an offsetting position in a related futures contract. Due to imperfections in correlations, gains and losses can occur even for positions that are hedged. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Each day, consolidated position and exposure reports are prepared and distributed to various levels of management, which enable management to monitor inventory levels and results of the trading groups. We also monitor inventory aging, pricing, concentration and securities ratings.

     The following table categorizes Legg Mason's market risk sensitive financial instruments:

Financial Instruments with Market Risk at March 31, 2002

                                                                                            Years to Maturity
                                                                    ----------------------------------------------------------------
(in thousands)                                                      1 or less       1 to 5       5 to 10       Over 10        Total
------------------------------------------------------------------------------------------------------------------------------------
Fair Value of Trading Securities:
   U.S. government and agencies ................................    $      --    $ (21,169)    $    (984)    $   9,870    $ (12,283)
   Corporate debt ..............................................        7,076        7,254         1,172         4,657       20,159
   State and municipal bonds ...................................       52,886        2,173         3,148        19,482       77,689
------------------------------------------------------------------------------------------------------------------------------------
     Total debt securities .....................................       59,962      (11,742)        3,336        34,009       85,565
   Equity and other securities .................................           --           --            --        10,235       10,235
------------------------------------------------------------------------------------------------------------------------------------
     Total trading securities ..................................    $  59,962    $ (11,742)    $   3,336     $  44,244    $  95,800
------------------------------------------------------------------------------------------------------------------------------------
Fair Value of Other Financial Instruments:
   U.S. government and agencies ................................    $ 123,114    $     996     $     206     $   2,765    $ 127,081
   Corporate debt ..............................................        6,657           --            --            --        6,657
------------------------------------------------------------------------------------------------------------------------------------
     Total debt securities .....................................      129,771          996           206         2,765      133,738
   Equity and other securities .................................           --           --            --        16,858       16,858
------------------------------------------------------------------------------------------------------------------------------------
     Total other financial instruments .........................    $ 129,771    $     996     $     206     $  19,623    $ 150,596
------------------------------------------------------------------------------------------------------------------------------------
     Total trading and other financial instruments .............    $ 189,733    $ (10,746)    $   3,542     $  63,867    $ 246,396
====================================================================================================================================
Weighted Average Yield:
   U.S. government and agencies ................................         3.10%        4.67%         5.41%         5.40%
   Corporate debt ..............................................         2.26         5.47          6.07          6.47
   State and municipal bonds ...................................         1.37         3.86          4.54          4.99
------------------------------------------------------------------------------------------------------------------------------------

Financial Instruments with Market Risk at March 31, 2001

                                                                                            Years to Maturity
                                                                    ----------------------------------------------------------------
(in thousands)                                                      1 or less       1 to 5       5 to 10       Over 10        Total
------------------------------------------------------------------------------------------------------------------------------------
Fair Value of Trading Securities:
   U.S. government and agencies ................................    $       3    $ (24,183)    $      77     $     760    $ (23,343)
   Corporate debt ..............................................        1,514       10,939         7,184        15,158       34,795
   State and municipal bonds ...................................          755        8,901        22,670        40,226       72,552
------------------------------------------------------------------------------------------------------------------------------------
     Total debt securities .....................................        2,272       (4,343)       29,931        56,144       84,004
   Equity and other securities .................................           --           --            --         4,370        4,370
------------------------------------------------------------------------------------------------------------------------------------
     Total trading securities ..................................    $   2,272    $  (4,343)    $  29,931     $  60,514    $  88,374
------------------------------------------------------------------------------------------------------------------------------------
Fair Value of Other Financial Instruments:
   U.S. government and agencies ................................    $  65,156    $     256     $     281     $   4,101    $  69,794
   Corporate debt ..............................................        2,184           --            --            --        2,184
------------------------------------------------------------------------------------------------------------------------------------
     Total debt securities .....................................       67,340          256           281         4,101       71,978
   Equity and other securities .................................           --           --            --         6,521        6,521
------------------------------------------------------------------------------------------------------------------------------------
     Total other financial instruments .........................    $  67,340    $     256     $     281     $  10,622    $  78,499
------------------------------------------------------------------------------------------------------------------------------------
     Total trading and other financial instruments .............    $  69,612    $  (4,087)    $  30,212     $  71,136    $ 166,873
====================================================================================================================================
Weighted Average Yield:
   U.S. government and agencies ................................         5.29%        5.27%         5.03%         6.03%
   Corporate debt ..............................................         5.43         6.86          6.39          7.76
   State and municipal bonds ...................................         4.61         4.09          4.07          4.53
------------------------------------------------------------------------------------------------------------------------------------

The tables include net long and short values, which is consistent with the way the firm manages risk exposure. See Notes 4 and 5 of Notes to Consolidated Financial Statements for the related gross long and short fair values of financial instruments owned and investments. Fair value of other financial instruments includes U.S. treasury securities segregated for regulatory purposes of $122.9 million and $64.4 million at March 31, 2002 and 2001, respectively.

     The purpose of Legg Mason Investors' finance subsidiaries (see Note 2 of Notes to Consolidated Financial Statements) is to raise funds by issuing secured fixed rate loan securities and to use the proceeds to invest in a portfolio of bonds issued by various financial institutions which are not generally available to the public in tranches small enough for the retail investor. The Investments of finance subsidiaries and the Notes payable of finance subsidiaries on the Consolidated Statements of Financial Condition are directly related, have offsetting risk characteristics and do not represent a material market risk to Legg Mason. Additionally, claims of the note holders are limited to the assets of the finance subsidiaries, which limits our exposure to default risk on the investments. The assets and liabilities of the finance subsidiaries mature or are available for sale during fiscal 2003.

     In addition to the financial instruments included in the table, we have three long-term debt facilities, which are described in "Liquidity and Capital Resources." Our net investments in foreign subsidiaries are impacted by fluctuations of foreign exchange rates. These fluctuations are recorded as a component of stockholders' equity and are not material to our financial condition. For fiscal 2002, the impact of currency fluctuations on our results of operations was not material.

Credit Risk

Credit risk represents the loss that we would incur if a client, counterparty or issuer of securities or other instruments held by Legg Mason fails to perform its contractual obligations to us. We follow industry practice to reduce credit risk related to various investing and financing activities by obtaining and maintaining collateral. Credit exposure associated with our private client business consists primarily of customer margin accounts, which are monitored daily. We monitor exposure to industry sectors and individual securities and perform sensitivity analyses on a regular basis in connection with our margin lending activities. We adjust margin requirements if we believe the risk exposure is not appropriate based on market conditions.

Operational Risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our operating systems, business disruptions and inadequacies or breaches in our internal control processes. We operate different businesses in diverse markets and we are reliant on the ability of our employees and systems to process high numbers of transactions often within short time frames. In the event of a breakdown or improper operation of systems, human error or improper action by employees, Legg Mason could suffer financial loss, regulatory sanctions or damage to its reputation. In order to mitigate and control operational risk, we have developed and continue to enhance policies and procedures that are designed to identify and manage operational risk at appropriate levels. For example, we have procedures that require that all transactions are confirmed on a timely basis, that position valuations are subject to periodic independent review procedures and that collateral and adequate documentation are obtained from counterparties in appropriate circumstances. September 11 heightened the need for comprehensive disaster recovery plans. Disaster recovery plans exist for our critical systems, and redundancies are built into the systems as deemed appropriate. We believe that our disaster recovery program, including off-site back-up technology and operational facilities, is adequate to handle a reasonable business disruption. However, there can be no assurances that a disaster directly affecting our headquarters or our operations center would not have a material adverse impact. Insurance and other safeguards might only partially reimburse us for our losses. We also use periodic self-assessments, internal audit reviews and independent consultants as a further check on operational risk and exposure.

Legal Risk

Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements. Legg Mason is subject to extensive regulation in the different jurisdictions in which we conduct our business. We have various procedures addressing issues such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, credit granting, collection activities, money-laundering and record keeping.

Critical Accounting Policies

Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding the reported results of operations and the financial position of Legg Mason. See Note 1 of Notes to Consolidated Financial Statements for a discussion of our significant accounting policies and other information. Certain critical accounting policies require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements. Due to their nature, estimates involve judgment based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on our consolidated financial statements.

     We consider the following to be among Legg Mason's current accounting policies that involve significant estimates or judgments.

Valuation of Financial Instruments

Substantially all financial instruments are reflected in the financial statements at fair value or amounts that approximate fair value. Cash and securities segregated for regulatory purposes or deposited with clearing organizations, Financial instruments owned, Investment securities, Investments of finance subsidiaries and Financial instruments sold, but not yet purchased on the Consolidated Statements of Financial Condition include forms of financial instruments. Unrealized gains and losses related to these financial instruments are reflected in net earnings or other comprehensive income, depending on the underlying purpose of the instrument. Where available, we use prices from independent sources such as listed market prices or broker or dealer price quotations. For investments in illiquid and privately held securities that do not have readily determinable fair values, the determination of fair value requires management to estimate the value of the securities based upon available information such as projected cash flows and a review of the financial and market conditions of the underlying company. In instances where a security is subject to transfer restrictions, the value of the security is based primarily on the quoted price of the same security without restriction but may be reduced by an amount estimated to reflect such restrictions. In addition, even where the value of a security is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. For instance, we generally assume that the size of positions in securities that we hold would not be large enough to affect the quoted price of the securities if we sell them, and that any such sale would happen in an orderly manner. However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value.

     We evaluate our non-trading securities for "other than temporary" impairment. Impairment may exist when the fair value of an investment security has been below the current value for an extended period of time. If an "other than temporary" impairment is determined to exist, the difference between the value of the investment security recorded on the financial statements and its current fair value is recognized as a charge to earnings in the period in which the impairment is determined.

     As of March 31, 2002, we own approximately $4.6 million of financial instruments that are valued solely on our assumptions or estimates.

Intangible Assets and Goodwill

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, it provides that the cost of an acquired entity must be allocated to the assets acquired, including identifiable intangible assets, and liabilities assumed based on their estimated fair values at date of acquisition. The excess cost over the fair value of the net assets acquired must be recognized as goodwill.

     SFAS No. 142 provides that goodwill is no longer amortized and the value of an identifiable intangible asset must be amortized over its useful life, unless the asset is determined to have an indefinite useful life.

     In allocating the purchase price of an acquisition to intangible assets, we must determine the fair value of the assets acquired. We determine fair values of intangible assets acquired, primarily asset management contracts and trade names, based upon certain estimates and assumptions including projected future cash flows, growth or attrition rates for acquired contracts based upon historical experience, estimated contract lives, discount rates and investment performance. The determination of estimated contract lives requires judgement based upon historical client turnover and attrition rates and the probability that contracts with termination dates will be renewed.

     The value of contracts to manage assets in mutual funds and the value of trade names are classified as indefinite-life intangible assets. The assignment of indefinite lives to mutual fund contracts is based upon the assumption that there is no foreseeable limit on the contract period to manage mutual funds due to the likelihood of continued renewal at little or no cost. The assignment of indefinite lives to trade names is based on the assumption that they are expected to generate cash flows indefinitely.

     For significant acquisitions, including PCM and Royce, we engage the services of third party consultants to perform independent valuations of assets acquired and liabilities assumed.

     As of March 31, 2002, we had $443.4 million in goodwill, $158.7 million in indefinite-life intangible assets and $335.3 million in amortizable intangible assets. The estimated useful lives of our amortizable intangible assets range from 5 to 20 years.

     Intangible assets subject to amortization are reviewed for impairment at each reporting period utilizing an undiscounted cash flow analysis. SFAS No. 142 requires intangible assets with indefinite lives and goodwill to be reviewed for impairment at least annually based on a fair value analysis. If an asset is impaired, the difference between the value of the asset reflected on our financial statements and its current fair value must be recognized as an expense in the period in which the impairment occurs. For intangible assets with indefinite lives, fair value is determined based on anticipated discounted cash flows.

     Goodwill is impaired when the carrying amount of a reporting unit exceeds the fair value of the reporting unit. In estimating the fair value of the reporting unit, we use valuation techniques based on multiples of revenues and discounted cash flows, similar to the models we employ in analyzing the purchase price of an acquisition target. Substantially all of our goodwill is assigned to our asset management operating segment. We have defined our asset management reporting units to be wealth management, institutional and mutual funds, which are one level below the operating segment.

     During fiscal 2002, Legg Mason recognized an impairment charge of $1.2 million related to terminated asset management contracts acquired in a prior business combination. As of March 31, 2002, we have determined that our goodwill and indefinite life intangible assets have not been impaired, based upon the methods described above.

     Some of our business acquisitions, such as PCM and Royce, involved closely held companies in which certain key employees were also owners of those companies. In establishing the overall purchase price, we may include contingent consideration whereby only a portion of the purchase price is paid on the acquisition date. These contingent payments are consistent with our methods of valuing and establishing the purchase price, and we record these payments as additional purchase price and not compensation when the contingencies are met. Generally contingent payments are recorded as additional goodwill.

Reserves for Losses and Contingencies

Legg Mason is the subject of customer complaints and has also been named as a defendant in various legal actions arising primarily from securities brokerage, asset management and investment banking activities, including certain class actions which primarily allege violations of securities laws and seek unspecified damages which could be substantial. Legg Mason has also been involved in governmental and self regulatory agency investigations and proceedings. In accordance with SFAS No. 5 "Accounting for Contingencies," we have established reserves for potential losses that may result from such complaints, legal actions, investigations and proceedings. In establishing these reserves, we use our judgment to determine the probability that losses may be incurred and a reasonable estimate of the amount of the losses. In making these decisions, we base our judgments on our knowledge of the situations, consultation with legal counsel and our experience. If our judgments prove to be incorrect, our reserves may not accurately reflect actual losses that result from these actions, which could materially affect results in the period the expenses are ultimately determined. See Note 9 of Notes to Consolidated Financial Statements for additional disclosures regarding contingencies.

Special Purpose Entities

Special purpose entities ("SPEs") are trusts, partnerships, corporations or other vehicles that are established for a limited business purpose. SPEs generally involve the transfer of assets and liabilities in which the transferor may or may not have continued involvement, derive continued benefit, exhibit control or have recourse. We do not utilize SPEs as a form of financing or to provide liquidity, nor have we recognized any gains from the sale of assets to SPEs.

     Our primary relationship with SPEs involves one of our asset management subsidiaries, which is the collateral manager of a Collateralized Debt Obligation ("CDO") SPE. The CDO was established during fiscal 2002 as a vehicle for investors and issued approximately $383 million of debt and acquired a portfolio consisting primarily of high quality asset-backed securities. We did not sell any assets to the CDO. For our services as collateral manager, we receive senior and subordinated management fees up to approximately $1.5 million annually. We may be removed as collateral manager under certain conditions. Currently, we do not own an equity interest in the entity, however, we have entered into a derivative contract whereby we may purchase $4.2 million of preference shares (approximately 1% of the entity) in four years. Other than this derivative, we have no financial commitments or guarantees to the CDO and the underlying debt is non-recourse to us as collateral manager. As such, we do not consolidate this entity.

     The FASB has currently undertaken a project to address accounting for SPEs and we will continue to monitor the FASB's project to determine whether or not consolidation of the CDO will be required in the future.

Earnings Per Share

Basic earnings per share ("EPS") is calculated by dividing net earnings by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of potential common shares. Diluted EPS does not include 4.4 million shares that may be issued upon conversion of the zero-coupon contingent convertible senior notes due to the contingent nature of the conversion feature, which provides for conversion only in limited circumstances, including the sale price of our common stock reaching certain thresholds, the notes being rated below specified credit ratings and the notes being called for redemption. In the event that the notes become convertible into shares of common stock, or the shares are required to be included in EPS, diluted EPS will likely be negatively impacted.

Forward-Looking Statements

Information or statements provided by or on behalf of Legg Mason from time to time, including those within this Report, may contain certain
"forward-looking information," including information relating to anticipated growth in revenues or earnings per share, anticipated changes in our businesses or in the amount of client assets under management, anticipated expense levels, the expected effects of acquisitions and expectations regarding financial market conditions. We caution readers that any forward-looking information provided by or on behalf of Legg Mason is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are outside of our control, including but not limited to those discussed below and in "Item 1. Business-Factors Affecting the Company and the Financial Services Industry." Further, such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligations to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

     Legg Mason's future revenues may fluctuate due to numerous factors, such as: the total value and composition of assets under management; the volume of trading in securities; the volatility and general level of securities prices and interest rates; the relative investment performance of company-sponsored investment funds and other asset management products compared with competing offerings and market indices; investor sentiment and confidence; general economic conditions; the ability of Legg Mason to maintain investment management and administrative fees at current levels; the level of margin and customer account balances; competitive conditions in each of our business segments; the demand for investment banking services; the ability to attract and retain key personnel and the effects of acquisitions, including prior acquisitions.

     Our future operating results are also dependent upon the level of operating expenses, which are subject to fluctuation for the following or other reasons: variations in the level of compensation expense incurred by Legg Mason as a result of changes in the number of total employees, competitive factors, or other reasons; variations in expenses and capital costs, including depreciation, amortization and other non-cash charges incurred by us to maintain our administrative infrastructure; unanticipated costs that may be incurred by Legg Mason from time to time to protect client goodwill or in connection with litigation; and the effects of acquisitions.

     Legg Mason's business is also subject to substantial governmental regulation and changes in legal, regulatory, accounting, tax and compliance requirements that may have a substantial effect on our business and results of operations.

Effects of Inflation

Based on today's modest inflationary rates and because our assets are primarily monetary in nature, consisting of cash and cash equivalents, securities and receivables, we believe that our assets are not significantly affected by inflation. The rate of inflation, however, can affect various expenses, including employee compensation, communications and technology and occupancy, which may not be readily recoverable in charges for services provided by us.

Recent Accounting Developments

The FASB issued the following pronouncements that will be adopted by Legg Mason during fiscal 2003.

     SFAS No. 143, "Accounting for Asset Retirement Obligations" requires the fair value of a liability to be recorded for costs associated with the retirement of tangible long-lived assets in the period in which the liability is incurred if it can be reasonably estimated.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement principally deals with implementation issues of SFAS No. 121, including developing a single accounting model for long-lived assets to be disposed of by sale.

     SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS No. 145 primarily provides guidance for reporting gains and losses from extinguishments of debt and sale-leaseback transactions.

     We are currently evaluating the provisions of SFAS Nos. 143, 144 and 145 to determine the potential impacts, if any, to Legg Mason's consolidated financial statements.


Item 7A. Quantitative and Qualitative Disclosures About Market Risks.

     See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources--Risk Management" for disclosure about market risk.

Item 8. Financial Statements and Supplementary Data.



Management's Discussion on Responsibility for Financial Reporting


The management of Legg Mason, Inc. and its subsidiaries (collectively "Legg Mason") is responsible for the preparation and fair presentation of the accompanying Consolidated Financial Statements and related Notes. Management is also responsible for the fair presentation of other financial data that is included in the Annual Report and believes that this information is accurate and consistent with the Consolidated Financial Statements and Notes, where applicable.

     Management understands and recognizes the importance of safeguarding Legg Mason's assets. In connection with this, management believes that Legg Mason maintains a system of internal controls that is adequate to ensure that transactions are properly authorized, that its assets are safeguarded and that its financial records are reliable. The system of internal controls includes, but is not limited to, maintaining risk and operational management committees, maintaining internal audit, legal and compliance departments, establishing formal written policies and procedures and segregating key duties and functions, where appropriate. Due to the fact that the operational environment in which Legg Mason operates is constantly changing, management periodically evaluates and implements changes to improve its system of internal controls.

     The Audit Committee of the Board of Directors participates in reviewing the adequacy of the system of internal controls and financial reporting. The Audit Committee consists of directors who are independent from Legg Mason. They meet regularly with management, the internal auditors as well as the independent accountants to review the scope of their work and findings.

     Finally, the independent accounting firm of PricewaterhouseCoopers LLP has performed an audit of Legg Mason's financial statements. As part of the audit, management believes it has made available to PricewaterhouseCoopers LLP all of the financial records, related data and minutes of stockholders' and directors' meetings that PricewaterhouseCoopers LLP believed was necessary in order to render their independent audit report. As part of its audit, PricewaterhouseCoopers LLP obtains specific representations from management of Legg Mason. Management believes that all representations made to PricewaterhouseCoopers LLP during its audit were valid and accurate. A copy of the independent accountants' audit report follows.



/s/ Raymond A. Mason

Raymond A. Mason
Chairman, President and Chief Executive Officer



/s/ Timothy C. Scheve

Timothy C. Scheve
Senior Executive Vice President
Chief Administrative Officer



/s/ Charles J. Daley, Jr.

Charles J. Daley, Jr.
Senior Vice President and Treasurer
Principal Financial Officer

Report of Independent Accountants




To the Board of Directors
and Stockholders of Legg Mason, Inc.

In our opinion, the accompanying consolidated statements of financial condition of Legg Mason, Inc. and Subsidiaries ("Legg Mason") and the related consolidated statements of earnings, changes in stockholders' equity, comprehensive income and cash flows present fairly, in all material respects, the consolidated financial position of Legg Mason at March 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Legg Mason's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 6 of Notes to Consolidated Financial Statements, effective April 1, 2001, Legg Mason adopted the provisions of Statements of Financial Accounting Standards No. 141 "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets."



/s/ PricewaterhouseCoopers LLP


Baltimore, Maryland
May 3, 2002

Consolidated Statements of Earnings
(Dollars in thousands except per share amounts)

                                                                       Years ended March 31,
                                                             2002                2001                 2000
------------------------------------------------------------------------------------------------------------
Revenues
   Investment advisory and related fees               $   781,572        $    653,992          $   563,463
   Commissions                                            330,893             358,562              362,887
   Principal transactions                                 138,900             124,556              126,267
   Investment banking                                     102,184              65,877               68,905
   Interest                                               168,073             282,201              223,030
   Other                                                   56,990              51,065               55,033
------------------------------------------------------------------------------------------------------------
     Total revenues                                     1,578,612           1,536,253            1,399,585
   Interest expense                                       127,271             175,389              134,382
------------------------------------------------------------------------------------------------------------
     Net revenues                                       1,451,341           1,360,864            1,265,203
------------------------------------------------------------------------------------------------------------

Non-Interest Expenses
   Compensation and benefits                              883,426             804,776              749,147
   Communications and technology                           98,956             102,764               88,375
   Occupancy                                               62,186              51,670               48,175
   Amortization of intangible assets                       18,808              12,387               10,953
   Other                                                  134,716             123,447              114,115
------------------------------------------------------------------------------------------------------------
     Total non-interest expenses                        1,198,092           1,095,044            1,010,765
------------------------------------------------------------------------------------------------------------
Earnings Before Income Tax Provision                      253,249             265,820              254,438
   Income tax provision                                   100,313             109,590              104,025
------------------------------------------------------------------------------------------------------------
Net Earnings                                          $   152,936        $    156,230          $   150,413
============================================================================================================

Earnings per Common Share
   Basic                                              $      2.35        $       2.45          $      2.43
   Diluted                                                   2.24                2.30                 2.27
============================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Financial Condition
(Dollars in thousands)

                                                                                         March 31,
                                                                                   2002              2001
------------------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents                                                $   468,377       $   556,148
   Cash and securities segregated for regulatory purposes or deposited
     with clearing organizations                                              2,501,613         2,015,348
   Receivables:
     Customers                                                                  996,123         1,102,920
     Brokers and dealers                                                         69,466            35,322
     Others                                                                     164,138           121,600
   Securities borrowed                                                          324,417           247,229
   Financial instruments owned, at fair value                                   133,709           127,188
   Investment securities, at fair value                                          27,737            14,050
   Investments of finance subsidiaries                                           97,263           115,226
   Equipment and leasehold improvements, net                                     69,146            71,645
   Intangible assets, net                                                       494,001            47,375
   Goodwill                                                                     443,422           102,074
   Other                                                                        150,202           131,501
------------------------------------------------------------------------------------------------------------
Total Assets                                                                $ 5,939,614       $ 4,687,626
============================================================================================================

Liabilities and Stockholders' Equity
   Liabilities
     Payables:
        Customers                                                           $ 3,249,522       $ 2,909,147
        Brokers and dealers                                                      35,009            45,787
     Securities loaned                                                          279,615           252,925
     Short-term borrowings                                                        3,560             4,900
     Financial instruments sold, but not yet purchased, at fair value            37,909            38,814
     Accrued compensation                                                       202,433           146,279
     Other                                                                      169,896           143,084
     Notes payable of finance subsidiaries                                       97,659           119,200
     Long-term debt                                                             779,463            99,770
------------------------------------------------------------------------------------------------------------
   Total Liabilities                                                          4,855,066         3,759,906
------------------------------------------------------------------------------------------------------------
   Commitments and Contingencies (Note 9)
------------------------------------------------------------------------------------------------------------

   Stockholders' Equity
     Common stock, par value $.10; authorized 250,000,000 shares;
        issued 64,443,574 shares in 2002 and 62,849,994 shares in 2001            6,444             6,285
     Shares exchangeable into common stock                                        9,400            10,439
     Additional paid-in capital                                                 358,972           330,394
     Deferred compensation and employee note receivable                         (32,007)          (36,406)
     Employee stock trust                                                       (90,674)          (81,225)
     Deferred compensation employee stock trust                                  90,674            81,225
     Retained earnings                                                          751,635           624,665
     Accumulated other comprehensive loss, net                                   (9,896)           (7,657)
------------------------------------------------------------------------------------------------------------
   Total Stockholders' Equity                                                 1,084,548           927,720
------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                  $ 5,939,614       $ 4,687,626
============================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands)

                                                                                                      Years ended March 31,
                                                                                               2002            2001            2000
------------------------------------------------------------------------------------------------------------------------------------
Common Stock
   Beginning balance                                                                    $     6,285     $     5,860     $     5,638
   Shares issued for:
     Stock option exercises                                                                     109             115             130
     Deferred compensation trust                                                                 25              19              21
     Deferred compensation                                                                       12              50              71
     Exchangeable shares                                                                         27             241              --
   Shares retired                                                                               (14)             --              --
------------------------------------------------------------------------------------------------------------------------------------
   Ending balance                                                                             6,444           6,285           5,860
------------------------------------------------------------------------------------------------------------------------------------

Shares Exchangeable into Common Stock
   Beginning balance                                                                         10,439          19,527          19,527
   Exchanges                                                                                 (1,039)         (9,088)             --
------------------------------------------------------------------------------------------------------------------------------------
   Ending balance                                                                             9,400          10,439          19,527
------------------------------------------------------------------------------------------------------------------------------------

Additional Paid-In Capital
   Beginning balance                                                                        330,394         271,687         215,387
   Stock option exercises                                                                    17,607          17,073          17,440
   Deferred compensation trust                                                               11,517           9,128          13,411
   Deferred compensation                                                                      5,558          23,659          25,449
   Exchangeable shares                                                                        1,012           8,847              --
   Shares retired                                                                            (7,116)             --              --
------------------------------------------------------------------------------------------------------------------------------------
   Ending balance                                                                           358,972         330,394         271,687
------------------------------------------------------------------------------------------------------------------------------------

Deferred Compensation and Employee Note Receivable
   Beginning balance                                                                        (36,406)        (19,003)         (5,362)
   Increase in unearned compensation                                                         (5,076)        (22,820)        (14,342)
   Repayment of employee note receivable                                                        634              --              --
   Amortization of deferred compensation                                                      8,841           5,417             701
------------------------------------------------------------------------------------------------------------------------------------
   Ending balance                                                                           (32,007)        (36,406)        (19,003)
------------------------------------------------------------------------------------------------------------------------------------

Employee Stock Trust
   Beginning balance                                                                        (81,225)        (50,699)        (18,475)
   Shares issued to employee stock trust, net                                                (9,449)        (30,526)        (32,224)
------------------------------------------------------------------------------------------------------------------------------------
   Ending balance                                                                           (90,674)        (81,225)        (50,699)
------------------------------------------------------------------------------------------------------------------------------------

Deferred Compensation Employee Stock Trust
   Beginning balance                                                                         81,225          50,699         (11,470)
   Net increase in deferred compensation                                                      9,449          30,526          62,169
------------------------------------------------------------------------------------------------------------------------------------
   Ending balance                                                                            90,674          81,225          50,699
------------------------------------------------------------------------------------------------------------------------------------

Retained Earnings
   Beginning balance                                                                        624,665         493,696         368,804
   Dividends declared                                                                       (25,966)        (24,817)        (25,521)
   Adjustment to conform fiscal year of pooled entity                                            --            (444)             --
   Net earnings                                                                             152,936         156,230         150,413
------------------------------------------------------------------------------------------------------------------------------------
   Ending balance                                                                           751,635         624,665         493,696
------------------------------------------------------------------------------------------------------------------------------------

Accumulated Other Comprehensive Income (Loss), net
   Beginning balance                                                                         (7,657)           (959)         (2,080)
   Unrealized holding gains (losses) on investment securities, net of taxes                    (681)          2,767             731
   Reclassification adjustment for (gains) losses included in net income, net of taxes       (1,161)           (354)             25
   Unrealized losses on cash flow hedges, net of taxes                                         (172)             --              --
   Foreign currency translation adjustment                                                     (225)         (9,111)            365
------------------------------------------------------------------------------------------------------------------------------------
   Ending balance                                                                            (9,896)         (7,657)           (959)
------------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                              $ 1,084,548     $   927,720     $   770,808
====================================================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
(Dollars in thousands)

                                                                                      Years ended March 31,
                                                                                 2002            2001           2000
---------------------------------------------------------------------------------------------------------------------
Net Earnings                                                              $   152,936     $   156,230     $  150,413
   Other comprehensive income (loss):
     Foreign currency translation adjustment                                     (225)         (9,111)           365
---------------------------------------------------------------------------------------------------------------------
     Unrealized gains (losses) on investment securities:
        Unrealized holding gains (losses) arising
          during the year                                                        (348)          3,230            866
        Reclassification adjustment for (gains) losses
          included in net income                                               (1,865)           (582)            42
---------------------------------------------------------------------------------------------------------------------
        Net unrealized gains (losses) on investment securities                 (2,213)          2,648            908
---------------------------------------------------------------------------------------------------------------------
     Deferred losses on cash flow hedges                                         (277)             --             --
---------------------------------------------------------------------------------------------------------------------
     Deferred income taxes                                                        476            (235)          (152)
---------------------------------------------------------------------------------------------------------------------
   Total other comprehensive income (loss)                                     (2,239)         (6,698)         1,121
---------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                      $   150,697     $   149,532     $  151,534
=====================================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Dollars in thousands)

                                                                                                   Years ended March 31,
                                                                                               2002            2001           2000
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net earnings                                                                         $   152,936     $   156,230     $  150,413
     Non-cash items included in earnings:
        Depreciation and amortization                                                        48,202          36,448         30,774
        Accretion and amortization of securities discounts and premiums, net                  6,909           2,884            394
        Originated mortgage servicing rights                                                 (2,068)         (1,827)        (2,685)
        Deferred compensation                                                                 8,841           5,417          6,131
        Unrealized gains/losses on investments                                               (2,029)          4,490         (4,802)
        Other                                                                                 1,620            (582)            70
     Deferred income taxes                                                                    4,358           4,959         (5,207)
   Decrease (increase) in assets excluding acquisitions:
     Cash and securities segregated for regulatory purposes
        or deposited with clearing organizations                                           (486,265)       (496,637)       (93,937)
     Receivables from customers                                                             106,797         283,756       (500,174)
     Other receivables                                                                      (50,634)         14,798        (30,347)
     Securities borrowed                                                                    (77,188)        424,023       (362,533)
     Financial instruments owned                                                             (6,521)        (24,281)        41,091
     Other                                                                                  (13,778)        (37,227)         8,965
   Increase (decrease) in liabilities excluding acquisitions:
     Payable to customers                                                                   340,375         275,605        462,954
     Payable to brokers and dealers                                                         (10,778)         31,454          4,815
     Securities loaned                                                                       26,690        (435,406)       376,513
     Financial instruments sold, but not yet purchased                                         (905)         11,101         15,891
     Accrued compensation                                                                    29,562          (1,951)        34,630
     Other                                                                                   10,174         (30,242)        36,505
-----------------------------------------------------------------------------------------------------------------------------------
Cash Provided by Operating Activities                                                        86,298         223,012        169,461
-----------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
   Payments for:
     Equipment and leasehold improvements                                                   (20,785)        (34,311)       (23,297)
     Asset management contracts and mortgage servicing portfolios                            (2,657)         (3,818)           (95)
     Acquisitions, net of cash acquired                                                    (792,856)        (16,601)       (87,637)
   Proceeds from sale of assets                                                                  --           2,417             --
   Net (increase) decrease in securities purchased under agreements to resell                    --         170,643        (29,627)
   Purchases of investment securities                                                       (25,304)        (13,096)       (52,309)
   Proceeds from sales and maturities of investment securities                               36,707         129,279         54,034
-----------------------------------------------------------------------------------------------------------------------------------
Cash Provided by (Used for) Investing Activities                                           (804,895)        234,513       (138,931)
-----------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
   Net decrease in short-term borrowings                                                     (1,340)        (18,390)       (25,972)
   Net proceeds from issuance of long-term debt                                             664,714              --             --
   Repayment of notes payable of finance subsidiaries                                       (26,676)       (105,909)          (678)
   Issuance of common stock                                                                  26,707          21,037         20,780
   Repurchase of common stock                                                                (7,130)             --             --
   Dividends paid                                                                           (25,149)        (23,615)       (24,509)
-----------------------------------------------------------------------------------------------------------------------------------
Cash Provided by (Used for) Financing Activities                                            631,126        (126,877)       (30,379)
-----------------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash                                                        (300)         12,297            327
Net Increase (Decrease) in Cash and Cash Equivalents                                        (87,771)        342,945            478
Cash and Cash Equivalents at Beginning of Year                                              556,148         213,203        212,725
-----------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                                $   468,377     $   556,148     $  213,203
===================================================================================================================================
Supplementary Disclosure
   Cash paid for:
     Income taxes                                                                       $    88,389     $    98,804     $   97,280
     Interest                                                                               100,788         176,460        127,224

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(Dollars in thousands except per share amounts or unless otherwise noted)


1. Summary of Significant Accounting Policies

Basis of Presentation

Legg Mason, Inc. ("Parent") and its subsidiaries (collectively, "Legg Mason") are principally engaged in providing asset management, securities brokerage, investment banking and related financial services to individuals, institutions, corporations and municipalities.

     The consolidated financial statements include the accounts of the Parent and its subsidiaries. All material intercompany balances and transactions have been eliminated. Unless otherwise noted, all per share amounts include both common shares of Legg Mason and shares issued in connection with the acquisition of Perigee Investment Counsel Inc. ("Perigee"), which are exchangeable into common shares of Legg Mason on a one-for-one basis at any time. Where appropriate, prior years' financial statements have been reclassified to conform to the current year presentation.

Use of Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from those estimates and the differences could have a material impact on the consolidated financial statements.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of 90 days or less, other than those held for sale in the ordinary course of business.

Securities Purchased Under Agreements to Resell

Legg Mason invests in short-term securities purchased under agreements to resell collateralized by U.S. government and agency securities, which are included in Cash and securities segregated for regulatory purposes or deposited with clearing organizations. Securities purchased under agreements to resell are accounted for as collateralized financings. It is the policy of Legg Mason to obtain possession of collateral with a market value in excess of the principal amount loaned. Collateral is valued daily and Legg Mason may require counterparties to deposit additional collateral when appropriate. Securities purchased under agreements to resell are carried at the amounts at which the securities will be subsequently resold, as specified in the respective agreements, plus accrued interest.

Securities Transactions

Customer securities transactions are recorded on a settlement date basis, with related commission revenues and expenses recorded on a trade date basis. Receivables from and payables to customers represent balances arising from cash and margin transactions. Securities owned by customers held as collateral for the receivable balances are not reflected in the consolidated financial statements. See Note 15 for a discussion of off-balance sheet risk.

Securities Lending

Securities borrowed and loaned are accounted for as collateralized financings and recorded at the amount of collateral advanced or received. Securities borrowed transactions require Legg Mason to deposit cash or other collateral with the lender. Legg Mason generally receives collateral in the form of cash for securities loaned. The fee received or paid by Legg Mason is recorded as interest income or expense. Legg Mason monitors the fair value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded, as necessary.

Financial Instruments

Substantially all financial instruments are reflected in the financial statements at fair value or amounts that approximate fair value. Cash and securities segregated for regulatory purposes or deposited with clearing organizations, Financial instruments owned, Investment securities, Investments of finance subsidiaries and Financial instruments sold, but not yet purchased on the Consolidated Statements of Financial Condition include forms of financial instruments.

     The Parent and its non-broker-dealer subsidiaries hold debt and marketable equity investments which are generally classified as available-for-sale and held-to-maturity. Debt and marketable equity securities classified as available-for-sale are reported at fair value and resulting unrealized gains and losses are reflected in stockholders' equity and comprehensive income, net of applicable income taxes.

     Debt securities held by Legg Mason's finance subsidiaries, for which there is positive intent and ability to hold to maturity, are classified as held-to-maturity. These investments are recorded at amortized cost and amortization of discount or premium is included in current period earnings.

     Financial instruments used in trading activities of the Parent's primary broker-dealer subsidiary are recorded on a trade date basis and carried at fair value with unrealized gains and losses reflected in current period earnings. In addition, investments held by one of Legg Mason's asset management subsidiaries are classified as trading securities. These investments are recorded at fair value and unrealized gains and losses are included in earnings. Realized gains and losses for all investments are included in current period earnings.

     Fair values are generally based upon prices from independent sources, such as listed market prices or broker or dealer price quotations. For investments in illiquid and privately-held securities that do not have readily determinable fair values, the determination of the fair value requires management to estimate the value of the security based upon available information, such as projected cash flows and a review of the financial and market conditions of the underlying company. In instances where a security is subject to transfer restrictions, the value of the security is based primarily on the quoted price of the same security without restriction, but may be reduced by an amount estimated to reflect such restrictions. In addition, even where the value of a security is derived from an independent market price or broker or dealer quote, certain assumptions may be required to deter-mine the fair value. Legg Mason generally assumes that the size of positions in securities that it holds would not be large enough to affect the quoted price of the securities if sold, and that any such sale would happen in an orderly manner. However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value.

     Legg Mason evaluates its non-trading securities for "other than temporary" impairment. Impairment may exist when the fair value of an investment security has been below the current value for an extended period of time. If an "other than temporary" impairment is determined to exist, the difference between the value of the investment security recorded on the financial statements and its current value is recognized as a charge to earnings in the period the impairment is determined.

     As of March 31, 2002, Legg Mason has approximately $4.6 million of financial instruments that are valued solely based upon management's assumptions or estimates.

Equipment and Leasehold Improvements

Equipment and leasehold improvements consists primarily of furniture, communications and technology hardware and software and leasehold improvements. Equipment and leasehold improvements are reported at cost, net of accumulated depreciation and amortization of $78,015 and $71,895 at March 31, 2002 and 2001, respectively.

     Depreciation and amortization are determined by use of the straight-line method. Equipment is depreciated over the estimated useful life of the asset, while leasehold improvements are generally amortized over the term of the lease. Maintenance and repair costs are expensed as incurred. Depreciation and amortization expense was $25,801, $23,348 and $19,532 for 2002, 2001 and 2000,
respectively.

Intangible Assets and Goodwill

Intangible assets consist principally of asset management contracts and trade names. Legg Mason also capitalizes costs incurred in acquiring mortgage servicing rights through loan origination activities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Intangible assets are amortized over their estimated useful lives, ranging from five to twenty years, using the straight-line method, unless the asset is determined to have an indefinite useful life. Amounts assigned to indefinite-life intangible assets primarily represent the value of contracts to manage assets in mutual funds, for which there is no foreseeable limit on the contract period and trade names.

     Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," indefinite-life intangible assets and goodwill are not amortized.

     Legg Mason periodically reviews its intangible assets and goodwill, considering factors such as projected cash flows and revenue multiples, to determine whether the value of the assets are impaired and the amortization periods are appropriate. If an asset is impaired, the difference between the value of the asset reflected on the financial statements and its current fair value is recognized as an expense in the period in which the impairment occurs. Intangible assets subject to amortization are reviewed for impairment at each reporting period using an undiscounted cash flow analysis. For intangible assets with indefinite lives, fair value is determined based on anticipated discounted cash flows. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. In estimating the fair value of the reporting unit, Legg Mason uses valuation techniques based on multiples of revenues and discounted cash flows similar to models employed in analyzing the purchase price of an acquisition target. Substantially all of Legg Mason's goodwill is assigned to the asset management operating segment. Legg Mason has defined the asset management reporting units to be wealth management, institutional and mutual funds, which are one level below the operating segment. See Note 6 for additional information regarding intangible assets and goodwill.

Translation of Foreign Currencies

Assets and liabilities of foreign subsidiaries that are denominated in non-U.S. dollar functional currencies are translated at exchange rates as of the statement of financial condition date. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars are included in stockholders' equity and comprehensive income. Gains or losses resulting from foreign currency transactions are included in earnings.

Investment Advisory and Related Fees

Legg Mason earns investment advisory fees on assets in accounts managed by its subsidiaries, distribution fees on assets in company-sponsored mutual funds and asset-based fees on various types of single-fee brokerage accounts. In addition, Legg Mason earns fees for performing certain administrative services for its funds. Revenues from investment advisory and related activities are recognized over the period in which services are performed. Performance fees are recognized at the end of the performance period.

Investment Banking

Underwriting revenues and fees from advisory assignments are recorded when the underlying transaction is completed under the terms of the engagement. Expenses related to securities offerings in which Legg Mason acts as principal or agent are deferred until the related revenue is recognized. Expense reimbursements related to advisory activities are recorded as a reduction of related expenses.

Stock-Based Compensation

Legg Mason accounts for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" as permitted by SFAS No. 123, "Accounting for Stock-Based

Compensation." Legg Mason's stock-based compensation plans include stock options, restricted awards, stock purchase plans and deferred compensation payable in stock.

     In accordance with APB No. 25, compensation expense is not recognized for stock options that have no intrinsic value (the exercise price is not less than the market price) on the date of grant. The pro forma effects of SFAS No. 123 on net income and earnings per share are presented in Note 13.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss represents cumulative foreign currency translation adjustments and net gains and losses on investment securities and cash flow hedges that are not reflected in earnings. At March 31, 2002 and 2001, Legg Mason's accumulated other comprehensive loss consists of $10,879 and $10,654, respectively, of foreign currency translation loss adjustments, $1,155 and $2,997, respectively, of unrealized gains on investment securities and $172 and $0, respectively, of unrealized losses on cash flow hedges.

Earnings Per Share

Basic earnings per share ("EPS") is calculated by dividing net earnings by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of potential common shares.

     The following table presents the computations of basic and diluted EPS:

                                                                         Years ended March 31,
(shares in thousands)                                                2002            2001           2000
---------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding .................       65,211          63,793         61,868
Potential common shares:
  Employee stock options ...................................        2,567           3,622          3,794
  Shares related to deferred compensation ..................          484             501            257
  Shares issuable upon conversion of debentures ............           --              --             48
---------------------------------------------------------------------------------------------------------
Total weighted average diluted common shares ...............       68,262          67,916         65,967
---------------------------------------------------------------------------------------------------------
Net earnings                                                  $   152,936     $   156,230     $  150,413
Adjustment related to deferred compensation, net of tax ....           --              --           (638)
Interest expense on convertible debentures, net of tax .....           --              --             18
---------------------------------------------------------------------------------------------------------
Net earnings applicable to diluted common shares ...........  $   152,936     $   156,230     $  149,793
---------------------------------------------------------------------------------------------------------
Basic EPS ..................................................  $      2.35     $      2.45     $     2.43
---------------------------------------------------------------------------------------------------------
Diluted EPS ................................................         2.24            2.30           2.27
---------------------------------------------------------------------------------------------------------

At March 31, 2002, 2001 and 2000, options to purchase 3,680,690 shares, 1,897,850 shares and 57,000 shares, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average price of the common shares for the period. In addition, at March 31, 2002, 2001 and 2000, 591,816 shares, 633,967 shares and 69,405 shares, respectively, held in an employee stock trust were antidilutive and therefore excluded from the computation of diluted earnings per share.

     Diluted EPS does not include 4.4 million shares that may be issued upon conversion of the zero-coupon contingent convertible senior notes due to the contingent nature of the conversion features, which provides for conversion only in limited circumstances, including the sale price of our common stock reaching certain thresholds, the notes being rated below specified credit ratings and the notes being called for redemption.

Derivative Instruments

Effective April 1, 2001, Legg Mason adopted the provisions of SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires Legg Mason to report derivative instruments as assets or liabilities on the balance sheet and to measure those instruments at fair value. Legg Mason generally does not engage in derivative or hedging activities, except for limited trading-related activities at the Parent's primary broker-dealer subsidiary and in a transaction with a special purpose entity ("SPE").

     The primary broker-dealer subsidiary uses futures contracts as a means of hedging interest rate risk in its trading activities. Gains and losses on these transactions are included in Principal transactions on the Consolidated Statements of Earnings. In addition, one of the Parent's asset management subsidiaries is the collateral manager of a Collateralized Debt Obligation ("CDO") SPE. Legg Mason entered into a forward purchase agreement to purchase a 1% interest in the entity. The value of derivatives at March 31, 2002 is not material to the consolidated financial statements.

Special Purpose Entities

SPEs are trusts, partnerships, corporations or other vehicles that are established for a limited business purpose. SPEs generally involve the transfer of assets and liabilities in which the transferor may or may not have continued involvement, derive continued benefit, exhibit control or have recourse. Legg Mason does not utilize SPEs as a form of financing or to provide liquidity.

     One of the Parent's asset management subsidiaries is the collateral manager of a CDO SPE. The CDO was established during fiscal 2002 as a vehicle for investors and issued approximately $383 million of debt and acquired a portfolio consisting primarily of high quality asset-backed securities. Legg Mason did not sell any assets to the CDO. For its services as collateral manager, Legg Mason receives senior and subordinated management fees up to approximately $1.5 million annually. Legg Mason may be removed as collateral manager under certain conditions.

Currently Legg Mason does not own an equity interest in the CDO; however, a derivative contract was entered into whereby Legg Mason may purchase $4.2 million of preference shares (approximately 1% of the entity) in four years. Other than this derivative, Legg Mason has no financial commitments or guarantees to the CDO and the underlying debt is non-recourse to Legg Mason as collateral manager. As such, this entity is not consolidated.

   The Financial Accounting Standards Board ("FASB") has undertaken a project to address the accounting for SPEs and Legg Mason will continue to monitor that project to determine whether or not consolidation of the CDO will be required in the future.

2. Business Combinations

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," which provides that all business combinations initiated after June 30, 2001 shall be accounted for using the purchase method. Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. In addition, SFAS No. 141 provides that the cost of an acquired entity must be allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess cost over the fair value of the net assets acquired must be recognized as goodwill.

   On October 1, 2001, Legg Mason completed the acquisition of Royce & Associates, Inc. ("Royce") which manages small and micro-cap mutual funds. At the date of acquisition, Royce managed assets of approximately $4.7 billion. Legg Mason acquired Royce for an initial cash payment of $115,000 plus acquisition costs of $1,059. The acquisition of Royce fits Legg Mason's strategic objective to grow its asset management business. The determination of the purchase price was made on the basis of, among other things, the revenues, profitability and growth rates of Royce.

   A summary of the fair values of the net assets acquired is as follows:

Liabilities, net ......................................      $    (829)
Fixed assets ..........................................          1,272
Trade name ............................................          7,700
Asset management contracts ............................          5,700
Mutual fund contracts .................................         99,200
Goodwill ..............................................          3,016
-----------------------------------------------------------------------
Total purchase price ..................................      $ 116,059
-----------------------------------------------------------------------

The fair value of the asset management contracts of $5,700 is being amortized over an average life of seven years. The value of the trade name, mutual fund contracts and goodwill are not subject to amortization.Goodwill is deductible for tax purposes and is attributable to the Asset Management segment.

   The transaction also includes three contingent payments based on Royce's revenue growth for the years ending on the third, fourth and fifth anniversaries of closing, with the aggregate purchase price to be no more than $215,000. Legg Mason has the option to pay as much as 50% of the remaining purchase price in common stock. Any additional payments required as a result of the contingency will be allocated to goodwill.

   On August 1, 2001, Legg Mason completed the acquisition of Private Capital Management, L.P. and its affiliated entities ("PCM") for cash of approximately $682,000 plus acquisition costs of $1,000. PCM, a leading high net worth investment manager, managed assets of approximately $8.6 billion at the date of acquisition. The acquisition of PCM fits Legg Mason's strategic objective to grow its asset management business. The determination of the purchase price was made on the basis of, among other things, the revenues, profitability and growth rates of PCM.

   A summary of the fair values of the net assets acquired is as follows:

Current assets, net ..................................      $   4,228
Fixed assets .........................................          1,903
Trade name ...........................................         47,000
Asset management contracts ...........................        298,000
Goodwill .............................................        331,869
---------------------------------------------------------------------
Total purchase price .................................      $ 683,000
---------------------------------------------------------------------

The fair value of the asset management contracts of $298,000 are being amortized over an average life of eighteen years. The value of the trade name and goodwill is not subject to amortization.Goodwill is deductible for tax purposes and is attributable to the Asset Management segment.

   The transaction also includes two contingent payments based on PCM's revenue growth for the years ending on the third and fifth anniversaries of closing, with the aggregate purchase price to be no more than $1.382 billion. Any additional payments required as a result of the contingency will be allocated to goodwill.

   The following unaudited pro forma consolidated results are presented as though the acquisitions of PCM and Royce had occurred as of the beginning of each period presented.

                                                 Years ended March 31,
                                                  2002            2001
----------------------------------------------------------------------
Net revenues .....................          $  1,498,484   $ 1,425,568
Net earnings .....................          $    163,123   $   161,298

Earnings per common share:
   Basic .........................          $       2.50   $      2.53
   Diluted .......................          $       2.39   $      2.37

On February 5, 2001, Legg Mason acquired an approximate 70% ownership interest in Barrett Associates, Inc. ("Barrett"), a high net worth asset manager for individuals, families, endowments and foundations. Legg Mason acquired this controlling interest for approximately $15,900, after a contingent purchase price adjustment. The acquisition was accounted for as a purchase. The fair value of the asset management contracts acquired of $5,747 is being amortized over 15 years. The excess of the purchase price over the fair value of assets acquired of $8,787 was recognized as goodwill. The ownership interest not owned by Legg Mason is recorded as minority interest and is not material. In April 2002, minority shareholders representing 11.6% of the outstanding shares of Barrett notified Legg Mason of their intention to exercise their rights to put shares to Legg Mason on June 30, 2002, for a purchase price of $3,116. Under the terms of the acquisition agreement, the remaining 18.4% interest will be acquired in 2006 for an additional amount up to $13,798 based on Barrett's revenues in the fifth year.

   On May 26, 2000, Legg Mason completed the acquisition of Perigee, one of Canada's leading institutional investment managers. In April 2001, Perigee Inc. was merged into its operating subsidiary, Perigee Investment Counsel Inc. Under the terms of the acquisition agreement, each outstanding share of Perigee was exchanged for 0.387 of an exchangeable share of Legg Mason Canada Holdings, a subsidiary of Legg Mason. Holders of exchangeable shares have dividend, voting and other rights equivalent to those of common stockholders. These exchangeable shares are the economic equivalent of common shares of Legg Mason and may be exchanged for those shares on a one-for-one basis at any time. Legg Mason issued approximately 5.2 million exchangeable shares in this transaction. The acquisition was accounted for as a pooling of interests and, accordingly, all prior period consolidated financial statements were restated to include the combined results of operations, financial position and cash flows of Perigee.

   In December 1999, Legg Mason completed the acquisition of Legg Mason Investors Holdings plc ("Legg Mason Investors"), formerly Johnson Fry Holdings PLC, a London-based retail fund management company. The acquisition was accounted for as a purchase. The total purchase price was approximately $72,000, including $67,000 of cash and $5,000 in liabilities. The excess of the purchase price over the tangible net assets acquired consists of goodwill of approximately $56,000 and intangible assets of approximately $8,000. The intangible assets represent contracts to manage assets in investment funds, which are deemed to have indefinite lives.

   Legg Mason Investors has two finance subsidiaries. The purpose of the finance companies is to raise funds by issuing secured fixed rate loan securities, with a minimum maturity of five years, and to use the proceeds to invest in a portfolio of bonds issued by various financial institutions that are not generally available to the public in tranches small enough for the retail investor. See Notes 5 and 8.

   On September 30, 1999, Legg Mason entered into a joint venture with Bingham Dana LLP, a Boston-based law firm, to acquire a 50% interest in its trust administration business for $10,000. The investment in this joint venture is being accounted for under the equity method.

   On September 2, 1999, Legg Mason acquired the assets of Berkshire Asset Management, Inc. ("Berkshire") for $18,000. Berkshire provides investment management services for predominantly domestic equity and fixed income accounts for high net worth individuals and institutions. The acquisition was accounted for as a purchase. The fair value of the asset management contracts acquired of $7,587 is being amortized over 12 years. The excess of the purchase price over the fair value of net assets acquired of $10,033 was recognized as goodwill.

3. Receivable from and Payable to Customers

Receivable from and payable to customers represent balances arising from cash and margin transactions. Securities owned by customers are held as collateral for the receivable balances. Included in payable to customers are free credit balances of approximately $3,067,134 and $2,746,055 as of March 31, 2002, and 2001, respectively. Legg Mason pays interest on certain customer free credit balances held for investment purposes.

4. Financial Instruments Owned, at Fair Value

Securities positions used in Legg Mason's trading activities consist of the following at March 31:

                                                 Financial instruments
                                                          owned
                                                   2002           2001
----------------------------------------------------------------------
U.S. government and agencies ........        $   18,448      $  10,945
Corporate debt ......................            26,073         37,522
State and municipal bonds ...........            77,853         73,314
Equity and other. ...................            11,335          5,407
---------------------------------------------------------------------
Total ...............................        $  133,709      $ 127,188
---------------------------------------------------------------------

                                               Financial instruments sold,
                                                 but not yet purchased
                                                      2002           2001
-------------------------------------------------------------------------
U.S. government and agencies .........           $   30,731      $  34,288
Corporate debt .......................                5,914          2,727
State and municipal bonds ............                  164            762
Equity and other .....................                1,100          1,037
-------------------------------------------------------------------------
Total ................................           $   37,909      $  38,814
--------------------------------------------------------------------------

   At March 31, 2002 and 2001, Legg Mason had pledged securities owned of $300 and $352, respectively, as collateral to counterparties for securities loaned transactions and for commodities clearing requirements, which can be sold or repledged.

5.   Investments

Legg Mason has two categories of investments: Investment securities and Investments of finance subsidiaries. These investments are generally classified as available-for-sale, held-to-maturity and trading as described in Note 1.

     Investment securities consist of highly liquid debt and equity securities. Investments of finance subsidiaries consist of bonds issued by various financial institutions.

     The proceeds and gross realized gains and losses from sales and maturities of available-for-sale and held-to-maturity investments are as follows:

                                                  Years ended March 31,
                                              2002       2001       2000
--------------------------------------------------------------------------------
Available-for-sale:
Proceeds .............................    $ 16,760   $ 17,525   $ 54,034
Gross realized gains .................       1,865        621        423
Gross realized losses ................          --        (39)      (493)

Held-to-maturity:
Proceeds .............................    $ 19,947   $111,754   $     --


Investments as of March 31, 2002 and 2001 are as follows:

                                              2002       2001
--------------------------------------------------------------------------------
Investment securities:
   Available-for-sale ...............     $  12,067  $ 13,116
   Held-to-maturity .................            --       784
   Trading ..........................         8,605       150
   Non-qualifying/(1)/ ..............         7,065        --
--------------------------------------------------------------------------------
Total ...............................     $  27,737  $ 14,050
--------------------------------------------------------------------------------
Investments of finance
   subsidiaries:
   Available-for-sale ...............     $  97,155  $ 96,320
   Held-to-maturity .................           108    18,906
--------------------------------------------------------------------------------
Total ...............................     $  97,263  $115,226
--------------------------------------------------------------------------------

/(1)/ Non-qualifying for purposes of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities;" contains investments in private equity securities that do not have readily determinable fair values and non-trading securities held by the Parent's broker-dealer subsidiaries.


Information regarding Legg Mason's available-for-sale and held-to-maturity investments, categorized by maturity date, is as follows:

----------------------------------------------------------------------------------------------------------------------------
                                      March 31, 2002                                        March 31, 2001
----------------------------------------------------------------------------------------------------------------------------
                           Cost/       Gross        Gross                       Cost/       Gross        Gross
                         amortized  unrealized   unrealized     Fair          amortized  unrealized   unrealized    Fair
                           cost        gains       losses       value           cost        gains       losses      value
----------------------------------------------------------------------------------------------------------------------------
Available-for-sale:

  Corporate debt:
     Within one year    $ 102,762    $ 1,203      $ (153)    $  103,812     $   1,469     $   --       $ (69)    $   1,400
     One to five years         --         --          --             --        94,032      2,288          --        96,320
  U.S. government and
   agency securities:
     Within one year          250          5          --            255           697         10          --           707
     One to five years        989          9          (2)           996           249          7          --           256
     Five to ten years        193         13          --            206           266         15          --           281
     Over ten years         2,674         96          (5)         2,765         3,941        160          --         4,101
  Equities                  1,102        153         (67)         1,188         5,291      1,125         (45)        6,371
----------------------------------------------------------------------------------------------------------------------------
Total                   $ 107,970    $ 1,479      $ (227)    $  109,222     $ 105,945     $3,605       $(114)    $ 109,436
----------------------------------------------------------------------------------------------------------------------------

Held-to-maturity:

  Corporate debt:
   Within one year      $      --    $    --      $   --     $       --     $  19,581     $  169       $ (68)    $  19,682
  Other debt securities:
   Within one year            108         --          --            108            --         --          --            --
   One to five years           --         --          --             --           109          1          --           110
----------------------------------------------------------------------------------------------------------------------------
Total                   $     108    $    --      $   --     $      108     $  19,690     $  170       $ (68)    $  19,792
----------------------------------------------------------------------------------------------------------------------------

6. Intangible Assets and Goodwill

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 provides that goodwill is no longer amortized and the value of an identifiable intangible asset must be amortized over its useful life, unless the asset is determined to have an indefinite useful life. Goodwill and indefinite-life intangible assets must be tested for impairment at least annually. Legg Mason completed its testing of goodwill and indefinite-life intangible assets and has determined that there is no impairment as of March 31, 2002.

     The results for the fiscal year ended March 31, 2002 include the effect of adopting SFAS No. 142, which resulted in an expense reduction of $7,785 ($6,737 net of tax). This expense reduction increased both basic and diluted earnings per share by $0.10 for the fiscal year ended March 31, 2002.

     The pre-tax reduction of intangible amortization expense for the fiscal year represents the amount of amortization of goodwill and indefinite-life intangible assets that arose from acquisitions prior to June 30, 2001 and are no longer amortized. Amounts assigned to indefinite-life intangible assets primarily represent the value of contracts to manage assets in mutual funds and trade names.

     The following table reflects consolidated results adjusted as if the adoption of SFAS No. 142 occurred as of the beginning of the fiscal year ended March 31, 2001:

                                                           Years ended March 31,
                                                             2002           2001
--------------------------------------------------------------------------------
Net earnings:
As reported .........................................    $152,936       $156,230
Goodwill amortization ...............................          --          4,791
Indefinite-life intangibles amortization ............          --          1,039
--------------------------------------------------------------------------------
As adjusted .........................................    $152,936       $162,060
--------------------------------------------------------------------------------

Basic earnings per share:
As reported .........................................    $   2.35       $   2.45
Goodwill amortization ...............................          --           0.07
Indefinite-life intangibles amortization ............          --           0.02
--------------------------------------------------------------------------------
As adjusted .........................................    $   2.35       $   2.54
--------------------------------------------------------------------------------

Diluted earnings per share:
As reported .........................................    $   2.24       $   2.30
Goodwill amortization ...............................          --           0.07
Indefinite-life intangibles amortization ............          --           0.02
--------------------------------------------------------------------------------
As adjusted .........................................    $   2.24       $   2.39
--------------------------------------------------------------------------------

     The following tables reflect the components of intangible assets as of March 31:

                                                            2002           2001
--------------------------------------------------------------------------------
Amortized intangible assets, cost:
Asset management contracts .......................     $ 358,630      $  51,242
Mortgage servicing contracts .....................         8,926          7,821
-------------------------------------------------------------------------------
   Total .........................................     $ 367,556      $  59,063
-------------------------------------------------------------------------------

Amortized intangible assets, accumulated
amortization:
Asset management contracts .......................     $ (29,617)     $ (12,741)
Mortgage servicing contracts .....................        (2,655)        (3,708)
-------------------------------------------------------------------------------
   Total .........................................     $ (32,272)     $ (16,449)
-------------------------------------------------------------------------------

Indefinite-life intangible assets:
Fund management contracts ........................     $ 104,017      $   4,761
Trade names ......................................        54,700             --
-------------------------------------------------------------------------------
   Total .........................................     $ 158,717      $   4,761
-------------------------------------------------------------------------------

     During fiscal year 2002, Legg Mason recorded an impairment charge of $1,164, net of tax, representing the fair value of asset management contracts, acquired in a prior business combination, that were terminated during the period.

     Estimated amortization expense for each of the next five fiscal years is as follows:

--------------------------------------------------------------------------------
2003 ................................................................  $ 24,586
2004 ................................................................    23,481
2005 ................................................................    23,178
2006 ................................................................    22,745
2007 ................................................................    22,059
--------------------------------------------------------------------------------

     Legg Mason's carrying value of goodwill of $443,422 at March 31, 2002 is primarily attributable to its asset management reporting segment. The increase in the carrying value of goodwill since March 31, 2001 reflects the acquisitions of PCM, Royce and a Pennsylvania-based investment advisor (which was not material to Legg Mason's financial statements).

7. Short-Term Borrowings

Legg Mason obtains short-term financing on a secured and unsecured basis. The secured financing is obtained through the use of securities lending agreements and secured bank loans, which are primarily collateralized by agency, corporate and equity securities.

     Legg Mason has a committed, secured compensating balance line of credit which allows for borrowings of up to $125,000, based on the amount of underlying customer escrow funds, that matures on September 15, 2002. Legg Mason intends to use the facility for short-term investing, with interest accruing at 0.80%. The facility is collateralized by the securities that are purchased with the funds. There were no borrowings outstanding under the facility at March 31, 2002 and 2001.

     Legg Mason has a committed, unsecured revolving credit facility of $100,000 that matures on June 30, 2003. The facility has restrictive covenants that require Legg Mason, among other things, to maintain specified levels of net worth and debt-to-equity ratios. Legg Mason intends to use the facility for general corporate purposes including the expansion and diversification of its business. Interest on this facility is based upon federal funds rates, prime rates or LIBOR. There were no borrowings outstanding under the facility at March 31, 2002 and 2001.

     Legg Mason has a committed, secured warehouse line of credit of $50,000 that matures on September 15, 2002. Legg Mason uses the facility to fund commercial mortgage loans. Outstanding loan balances were $3,560 and $4,900 at March 31, 2002 and 2001 with weighted average interest rates of 3.80% and 5.58%, respectively.

     Legg Mason has maintained compliance with the applicable covenants of these facilities.

8. Long-term Debt

Legg Mason's long-term debt at March 31, 2002 consists of $423,979 of 6.75% senior notes, $255,667 of zero-coupon contingent convertible senior notes and $99,817 of 6.50% senior notes. During 2002, Legg Mason issued long-term fixed rate debt to fund acquisitions.

     On July 2, 2001, Legg Mason issued $425,000 principal amount of senior notes due July 2, 2008, which bear interest at 6.75%. The notes were sold at a discount to yield 6.80%. The net proceeds of the notes were approximately $421,000, after payment of debt issuance costs.

     On June 6, 2001, Legg Mason issued $567,000 principal amount at maturity of zero-coupon contingent convertible senior notes due on June 6, 2031, resulting in gross proceeds of approximately $250,000. The convertible notes were issued in a private placement to qualified institutional buyers at an initial offering price of $440.70 per $1,000 principal amount at maturity. The discounted price reflects a yield to maturity of 2.75% per year. Upon certain events, including the sale price of Legg Mason's common stock reaching certain thresholds, the convertible notes being rated below specified credit ratings and the convertible notes being called for redemption, each note is convertible into 7.7062 shares of Legg Mason's common stock, subject to adjustment. Legg Mason may redeem the convertible notes for cash on or after June 6, 2006 at their accreted value. In addition, Legg Mason may be required to repurchase the convertible notes at their accreted value, at the option of the holders, on June 6, 2003, 2005, 2007, 2011 and every five years thereafter until 2026 or upon a change of control in Legg Mason. Such repurchases can be paid in cash, shares of Legg Mason's common stock or a combination of both. The net proceeds of the offering were $244,375, after payment of debt issuance costs. The debt issuance costs are included in other assets and are being amortized over a two-year period up to the date of the first repurchase option of the holders. Approximately 4.4 million shares of common stock are reserved for issuance upon conversion.

     Legg Mason also has outstanding $100,000 principal amount of senior notes due February 15, 2006, which bear interest at 6.50%. The notes were issued at a discount to yield 6.57%.

     As described in Note 2, Legg Mason's finance subsidiaries issued a series of secured, fixed rate notes with a minimum maturity of five years. These obligations become due beginning October 2002 through March 2003 at interest rates ranging from 6.829% to 7.0%.

     At March 31, 2002, Legg Mason had $75,000 available for the issuance of additional debt or convertible debt securities pursuant to a shelf registration statement.

     As of March 31, 2002, the aggregate maturities of long-term debt, based on their contractual terms, are as follows:

--------------------------------------------------------------------------------
2003 .............................................................  $   100,851
2004 .............................................................           --
2005 .............................................................           --
2006 .............................................................      100,000
2007 .............................................................           --
Thereafter .......................................................      992,000
--------------------------------------------------------------------------------
Total ............................................................  $ 1,192,851
--------------------------------------------------------------------------------

     The fair value of long-term debt at March 31, 2002 and 2001, was $798,942 and $97,480, respectively. These fair values are estimated using current market prices.

9. Commitments and Contingencies

Legg Mason leases office facilities and equipment under non-cancelable operating leases and also has multi-year agreements for data processing and other services. These leases and service agreements expire on varying dates through 2013. Certain leases provide for renewal options and contain escalation clauses providing for increased rentals based upon maintenance, utility and tax increases. As of March 31, 2002, the minimum annual aggregate rentals are as follows:

--------------------------------------------------------------------------------
2003 ...............................................................  $  61,762
2004 ...............................................................     47,483
2005 ...............................................................     34,906
2006 ...............................................................     26,047
2007 ...............................................................     21,066
Thereafter .........................................................     47,336
--------------------------------------------------------------------------------
Total ..............................................................  $ 238,600
--------------------------------------------------------------------------------

The minimum rental commitments shown above have not been reduced by $17,627 of minimum sublease rentals to be received in the future under non-cancelable subleases. The table above also does not include aggregate rental commitments of $339 for furniture and equipment under capital leases, most of which is due in 2003.

     Rental expense, under all operating leases and service contracts, was $70,024, $66,945 and $51,935 for 2002, 2001 and 2000, respectively. Rental expense was net of any sublease income received, which is not material in each of the three years.

   As of March 31, 2002 and 2001, Legg Mason had commitments to invest $10,252 and $9,778, respectively, in limited partnerships that make private equity investments. These commitments will be funded as required through the end of the respective investment periods ranging from 2005 to 2010.

   As discussed in Note 2, Legg Mason has contingent payments related to acquisitions. These payments are payable through fiscal 2007 and will not exceed $818,400.

   Legg Mason enters into when-issued and underwriting commitments. Had the open transactions relating to these commitments as of March 31, 2002 been closed, the effect on the consolidated financial statements of Legg Mason would not have been material.

   Legg Mason has been the subject of customer complaints and has also been named as a defendant in various legal actions arising primarily from securities brokerage, asset management and investment banking activities, including certain class actions, which primarily allege violations of securities laws and seek unspecified damages which could be substantial. Legg Mason has also been involved in governmental and self regulatory agency investigations and proceedings. In accordance with SFAS No. 5 "Accounting for Contingencies," Legg Mason has established reserves for potential losses that may result from pending complaints, legal actions, investigations and proceedings. While the ultimate resolution of these actions cannot be currently determined, in the opinion of management, after consultation with legal counsel, the actions are expected to be resolved with no material adverse effect on Legg Mason's financial condition. However, if during any period a potential adverse contingency should become probable or resolved, the results of operations in that period could be materially affected. In addition, the ultimate costs of litigation-related charges can vary significantly from period to period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits and recoveries from indemnification, contribution or insurance reimbursement. During 2002, 2001, and 2000, Legg Mason recorded litigation-related charges of approximately $15,100 (net of recoveries of $11,100), $2,400 and $8,300, respectively.

10. Income Taxes

The components of income tax expense are as follows:

--------------------------------------------------------------------------------
                                                   2002        2001       2000
--------------------------------------------------------------------------------
Federal ..................................    $   83,180  $   85,067  $  81,499
Foreign ..................................         4,657       7,365      7,409
State and local ..........................        12,476      17,158     15,117
-------------------------------------------------------------------------------
Total ....................................    $  100,313  $  109,590  $ 104,025
-------------------------------------------------------------------------------
Current ..................................    $   95,955  $  104,631  $ 109,232
Deferred .................................         4,358       4,959     (5,207)
--------------------------------------------------------------------------------
Total ....................................    $  100,313  $  109,590  $ 104,025
--------------------------------------------------------------------------------

   A reconciliation of the difference between the effective income tax rate and the statutory federal income tax rate follows:

--------------------------------------------------------------------------------
                                                    2002       2001       2000
--------------------------------------------------------------------------------
Taxes at statutory rates ....................  $  88,637  $  93,061   $  89,053
State income taxes,
  net of federal income
  tax benefit ...............................      8,109     11,153       9,985
Tax-exempt interest
  income, net ...............................       (937)      (727)       (403)
Goodwill amortization .......................         --      2,017       1,851
Foreign losses with no
  tax benefit ...............................      1,197      1,684       1,417
Differences in tax rates
  applicable to non-U.S.
  earnings ..................................        595      1,408       1,530
Other non-deductible
  expenses ..................................      1,220      1,099       1,110
Other, net ..................................      1,492       (105)       (518)
--------------------------------------------------------------------------------
Total ....................................... $  100,313  $ 109,590   $ 104,025
--------------------------------------------------------------------------------

   Components of Legg Mason's deferred tax assets and liabilities, included in other assets and liabilities, are as follows:

--------------------------------------------------------------------------------
                                                           2002       2001
--------------------------------------------------------------------------------
Deferred tax assets:
  Accrued compensation
   and benefits .....................................   $ 16,971   $ 17,395
  Accrued expenses ..................................     15,820      9,440
  Operating loss carryforwards ......................      4,801      6,896
  Amortization ......................................         --      2,965
  Other .............................................      3,801      1,201
  Valuation allowance ...............................     (4,697)    (6,875)
--------------------------------------------------------------------------------
Total ...............................................   $ 36,696   $ 31,022
--------------------------------------------------------------------------------
Deferred tax liabilities:
  Depreciation ......................................   $  1,454   $    931
  Deferred expenses .................................        631      1,003
  Deferred income ...................................      1,559      1,071
  Purchased intangibles .............................      7,071         --
  Amortization ......................................      7,890         --
  Imputed interest ..................................      1,239         --
--------------------------------------------------------------------------------
Total ...............................................   $ 19,844   $  3,005
--------------------------------------------------------------------------------

   At March 31, 2002 and 2001, the deferred tax valuation allowance was primarily for benefits related to net operating losses. These operating losses have two components: domestic (state) and foreign. The state net operating losses expire between 2004 and 2020. The foreign net operating losses will continue until utilized and otherwise have no expiration date.

11. Employee Benefits

Legg Mason, through its subsidiaries, maintains various defined contribution plans covering substantially all employees. In addition to discretionary contributions, Legg Mason matches 50% of employee 401(k) contributions up to 6% of employee compensation with a maximum of two thousand five hundred dollars per year. Contributions charged to operations amounted to $27,858, $27,782 and $29,478 in 2002, 2001 and 2000, respectively. In addition, employees can make voluntary contributions under certain plans.

12. Capital Stock

At March 31, 2002, the authorized numbers of common, preferred and exchangeable shares were 250 million, 4 million and an unlimited number, respectively. In addition, at March 31, 2002 and 2001, there were 12.8 million and 13.9 million shares of common stock, respectively, reserved for issuance under Legg Mason's stock option plans and 2.5 million and 2.8 million common shares, respectively, reserved for exchangeable shares in connection with the Perigee transaction (see
Note 2). Additionally, at March 31, 2002, Legg Mason has approximately 4.4 million shares of common stock reserved for issuance upon conversion of the zero-coupon contingent convertible senior notes. Dividends declared but not paid at March 31, 2002, 2001 and 2000 were $6,695, $5,878 and $4,676, respectively.

   During fiscal 2002, the Board of Directors approved a stock repurchase plan. Under this plan, Legg Mason is authorized to repurchase up to 3 million shares on the open market at its discretion. As of March 31, 2002, Legg Mason repurchased and retired 136,800 shares at a cost of $7,130.

13. Employee Incentive Plans

At March 31, 2002, 13.0 million shares were authorized to be issued under Legg Mason's active omnibus employee stock plan. In addition, deferred compensation payable in shares of Legg Mason common stock has been granted to certain employees in mandatory and elective plans. The vesting in the plans can range from immediate to periods up to six years and dividends are reinvested in common stock at a 5% discount. There is no limit on the number of shares authorized to be issued under these deferred arrangements. Options under Legg Mason's employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in 20%, 25% or 33 1/3% increments over 3 to 5 years and expire within 5 to 10 years from the date of grant.

   Stock option transactions under the plans during the three years ended March 31, 2002 are summarized below:

-----------------------------------------------------------
                                                  Weighted-
                                                   average
                                     Number of    exercise
                                      shares        price
-----------------------------------------------------------
Options outstanding at
   March 31, 1999 ................   7,373,135     $ 18.49
Granted ..........................   1,613,600       35.84
Exercised ........................  (1,349,288)      10.75
Canceled .........................    (193,002)      27.02
-----------------------------------------------------------
Options outstanding at
   March 31, 2000 ................   7,444,445     $ 23.43
Granted ..........................   2,023,310       51.71
Exercised ........................  (1,181,885)      11.80
Canceled .........................    (204,501)      31.72
-----------------------------------------------------------
Options outstanding at
   March 31, 2001 ................   8,081,369     $ 32.00
Granted ..........................   2,334,950       48.52
Exercised ........................  (1,117,867)      16.22
Canceled .........................    (286,039)      41.13
-----------------------------------------------------------
Options outstanding at
   March 31, 2002 ................   9,012,413     $ 37.95
-----------------------------------------------------------

   The following information summarizes Legg Mason's stock options outstanding at March 31, 2002:

-----------------------------------------------------------
                                  Weighted-     Weighted-
                      Option       average       average
Exercise              shares      exercise   remaining life
price range         outstanding     price      (in years)
-----------------------------------------------------------

$  6.30-$ 26.94 ...  1,334,182    $ 15.73          2.1
  26.95-  32.32 ...  2,218,313      29.87          5.3
  32.33-  48.49 ...  1,890,228      38.68          5.9
  48.50-  53.88 ...  3,569,690      50.90          6.8
-----------------------------------------------------------

   At March 31, 2002, 2001 and 2000, options were exercisable on 3,248,279 shares, 2,972,113 shares and 2,790,652 shares, respectively, and the weighted average exercise prices were $28.03, $20.28 and $14.54, respectively.

   The following information summarizes Legg Mason's stock options exercisable at March 31, 2002:

---------------------------------------------------------
                                                Weighted-
                                   Option        average
Exercise                           shares       exercise
price range                      exercisable      price
---------------------------------------------------------

$  6.30-$ 26.94 ...............  1,079,231      $ 14.61
  26.95-  32.32 ...............  1,353,626        29.66
  32.33-  48.49 ...............    472,008        36.00
  48.50-  53.88 ...............    343,414        52.87
---------------------------------------------------------

   During fiscal 2002, Legg Mason granted 22,448 shares of restricted common stock at a fair value of $46.64 per share. The restricted shares, granted under Legg Mason's employee stock plans, vest in 33 1/3% increments over three years. Compensation expense is being recognized over the three-year vesting period. The restricted stock awards were non-cash transactions. In fiscal 2002, 2001 and 2000, Legg Mason recognized $952, $787 and $674, respectively, in compensation expense for grants made under Legg Mason's stock plans. In addition, $7,929, $4,631 and $6,399 was recognized as compensation expense in fiscal 2002, 2001 and 2000, respectively, for deferred compensation arrangements payable in shares of common stock.

   The following table reflects pro forma results as if compensation expense associated with option grants is recognized over the vesting period:

--------------------------------------------------------------------------------
                                                    2002        2001        2000
--------------------------------------------------------------------------------
Net earnings
   As reported .............................  $  152,936   $ 156,230   $ 150,413
   Pro forma ...............................     137,853     146,364     143,903
Earnings per share
   As reported:
     Basic .................................  $     2.35   $    2.45   $    2.43
     Diluted ...............................        2.24        2.30        2.27
   Pro forma:
     Basic .................................  $     2.11   $    2.29   $    2.33
     Diluted ...............................        2.02        2.16        2.17
--------------------------------------------------------------------------------

   The weighted average fair value of stock options granted in fiscal 2002, 2001 and 2000 using an option-pricing model, was $18.59, $20.15 and $13.00 per option share, respectively.

   The following weighted average assumptions were used in the model for grants in fiscal 2002, 2001 and 2000:

--------------------------------------------------------------------------------
                                                     2002       2001       2000
--------------------------------------------------------------------------------
Expected dividend yield ..........................   0.81%      0.85%      1.10%
Risk-free interest rate ..........................   4.65%      6.18%      6.02%
Expected volatility ..............................  35.58%     32.15%     27.68%
Expected lives(in years) .........................   5.66       5.70       6.03


   Legg Mason also has a stock option plan for non-employee directors. Options granted under the plan are immediately exercisable at a price equal to the fair value of the shares on the date of grant. Options issuable under the plan, limited to 1.1 million shares in aggregate, have a term of not more than ten years from the date of grant. At March 31, 2002, options on 531,920 shares have been granted, of which 372,292 are currently outstanding.

   Legg Mason has a qualified Employee Stock Purchase Plan covering substantially all employees. Shares of common stock are purchased in the open market on behalf of participating employees, subject to a 3 million total share limit under the plan. Purchases are made through payroll deductions and Legg Mason provides a 10% contribution towards purchases, which is charged to stockholders' equity.

14. Deferred Compensation Stock Trust

In accordance with Emerging Issues Task Force ("EITF") Issue 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts are Held in a Rabbi Trust and Invested," assets of rabbi trusts are to be consolidated with those of the employer, and the value of the employer's stock held in the rabbi trusts should be classified in stockholders' equity and generally accounted for in a manner similar to treasury stock. Therefore, the shares Legg Mason has issued to its rabbi trust and the corresponding liability related to the deferred compensation plans are presented as components of stockholders' equity as employee stock trust and deferred compensation employee stock trust, respectively. Shares held by the Plan at March 31, 2002 and 2001 were 3,044,413 and 2,855,192, respectively.

15. Off-Balance Sheet Risk and Concentration of Credit

In the normal course of business, Legg Mason executes, settles and finances customer and proprietary securities transactions. These activities expose Legg Mason to off-balance sheet risk in the event that customers or other parties fail to satisfy their obligations.

   Securities transactions generally settle three business days after trade date. Should a customer or broker fail to deliver cash or securities as agreed, Legg Mason may be required to purchase or sell securities at unfavorable market prices.

   Legg Mason extends credit to customers, collateralized by cash and securities, subject to regulatory and internal requirements. Customer margin transactions include purchases of securities, sales of securities not yet purchased and option contracts. Legg Mason continually monitors margin requirements and requests customers to deposit additional collateral or reduce positions when necessary. Such transactions expose Legg Mason to risk in the event that margin requirements are insufficient to fully cover customer losses.

   Legg Mason invests in short-term resale agreements collateralized by U.S. government and agency securities. Legg Mason generally takes possession of securities purchased under these agreements. Such transactions expose Legg Mason to risk in the event the counterparty does not repurchase the securities and the value of the collateral held is less than the underlying receivable. Legg Mason monitors the value of the collateral daily and requests additional collateral when necessary. Legg Mason borrows and lends securities to finance transactions and facilitate the settlement process, utilizing both firm proprietary positions and customer margin securities held as collateral. In addition, Legg Mason engages in conduit securities borrowing and lending activities in which it acts as an agent to facilitate settlement for other institutions. In both firm and conduit transactions, Legg Mason deposits or receives cash generally equal to 102% of the market value of the securities exchanged and monitors the adequacy of collateral levels on a daily basis. Legg Mason sells securities it does not currently own, and is obligated to subsequently purchase such securities at prevailing market prices. Legg Mason is exposed to risk of loss if securities prices increase prior to closing the transactions.

   Legg Mason periodically borrows from banks on a collateralized basis utilizing firm securities. Should the counterparty fail to return customer securities pledged, Legg Mason is subject to the risk of acquiring the securities at prevailing market prices in order to satisfy its customer obligations.

   Legg Mason's customer financing and securities lending activities require Legg Mason to pledge customer securities as collateral for various financing sources such as bank loans and securities lending. At March 31, 2002, Legg Mason had approximately $1.3 billion of customer securities under customer margin loans that are available to be pledged, of which Legg Mason has repledged approximately $18,974 under securities loan agreements. In addition, Legg Mason has received collateral of approximately $312,712 under securities lending agreements, of which Legg Mason has repledged approximately $258,665. Legg Mason has also received collateral of approximately $2.3 billion under reverse repurchase agreements for its customer reserve requirement, none of which has been repledged.

16. Regulatory Requirements

The Parent's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. The rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of March 31, 2002, the broker-dealer subsidiaries had aggregate net capital, as defined, of $310,644, which exceeded required net capital by $289,361.

   The Parent's principal broker-dealer subsidiary must maintain a separate account for the exclusive benefit of customers in accordance with Securities and Exchange Commission Rule 15c3-3, as determined by periodic computations. The rule allows the broker-dealer to maintain the required amounts in cash or qualified securities.

   The Parent's trust subsidiary is subject to the requirements of the Office of Thrift Supervision, which requires compliance with two overlapping sets of regulatory capital standards. As of March 31, 2002, the trust subsidiary met all capital adequacy requirements to which it is subject.

17. Business Segment Information

Legg Mason currently operates through four business segments: Asset Management, Private Client, Capital Markets and Other. The business segments are based upon factors such as the services provided and distribution channels served. Certain services that Legg Mason offers are provided to clients through more than one of our business segments. Legg Mason allocates certain common income and expense items among our business segments based upon various methodologies and factors.

   The Asset Management segment provides investment advisory services to company-sponsored investment funds and asset management services to institutional and individual clients. Investment advisory and related fees earned by Asset Management vary based upon factors such as the type of underlying investment product, the amount of assets under management and the type of services that are provided. In addition, performance fees may be earned on certain investment advisory contracts for meeting or exceeding performance benchmarks.

   The Private Client segment distributes a wide range of financial products through its branch distribution network, including equity and fixed income securities, proprietary and non-affiliated mutual funds and annuities. Private Client consists of net interest from customers' margin loan and credit account balances, commissions and principal credits earned on equity and fixed income transactions in customer brokerage accounts, distribution fees earned on mutual funds and fees earned on fee-based brokerage and managed accounts. Sales credits associated with underwritten offerings initiated in the Capital Markets segment are reported in Private Client when sold through its branch distribution network.

   The Capital Markets segment consists of Legg Mason's equity and fixed income institutional sales and trading and corporate and public finance advisory and underwriting activities. Sales credits associated with underwritten offerings are reported in Capital Markets when sold through institutional distribution channels. The results of this business segment also include realized and unrealized gains and losses on investments acquired in connection with merchant banking and investment banking activities.

   The Other segment consists principally of Legg Mason's real estate service business and unallocated corporate revenues and expenses.

   Business segment financial results are as follows:

-------------------------------------------------------------------------------
                                                  2002         2001        2000
-------------------------------------------------------------------------------
Net revenues:
  Asset Management ....................... $   557,876  $   445,029  $  376,660
  Private Client .........................     618,252      707,366     694,214
  Capital Markets ........................     242,168      174,274     157,137
  Other ..................................      33,045       34,195      37,192
-------------------------------------------------------------------------------
Total .................................... $ 1,451,341  $ 1,360,864  $1,265,203
-------------------------------------------------------------------------------
Earnings before income
tax provision:
  Asset Management ....................... $   159,171  $   132,260  $  129,536
  Private Client .........................      53,345      113,304     114,215
  Capital Markets ........................      39,294       15,571       5,027
  Other ..................................       1,439        4,685       5,660
-------------------------------------------------------------------------------
Total .................................... $   253,249  $   265,820  $  254,438
-------------------------------------------------------------------------------

   Legg Mason does not analyze asset information in all business segments.

   Legg Mason principally operates in the United States, United Kingdom and Canada. Revenues and expenses for geographic purposes are generally allocated based on the location of the office providing the service. Results by geographic region are as follows:

-------------------------------------------------------------------------------
                                                   2002        2001        2000
-------------------------------------------------------------------------------
Net revenues:
  United States ........................... $ 1,376,193  $1,285,453  $1,211,200
  United Kingdom ..........................      37,312      36,422      18,894
  Canada ..................................      29,006      32,544      28,720
  Other ...................................       8,830       6,445       6,389
-------------------------------------------------------------------------------
Total ..................................... $ 1,451,341  $1,360,864  $1,265,203
-------------------------------------------------------------------------------
Earnings before income
tax provision:
  United States ........................... $   242,935  $  257,224  $  246,950
  United Kingdom ..........................      (3,783)     (8,663)     (5,732)
  Canada ..................................      11,945      15,017      15,297
  Other ...................................       2,152       2,242      (2,077)
-------------------------------------------------------------------------------
Total ..................................... $   253,249  $  265,820  $  254,438
-------------------------------------------------------------------------------

Quarterly Financial Data
(Dollars in thousands except per share amounts)
(Unaudited)


                                                                          Quarter ended
------------------------------------------------------------------------------------------------------------------------------------
Fiscal 2002                                            Mar. 31       Dec. 31      Sept. 30        June 30
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                             $ 420,855     $ 403,805      $ 372,952     $  381,000
Interest expense                                        25,670        29,039         37,884         34,678
------------------------------------------------------------------------------------------------------------------------------------
   Net revenues                                        395,185       374,766        335,068        346,322
------------------------------------------------------------------------------------------------------------------------------------
Non-interest expenses                                  319,261       307,762        284,090        286,979
------------------------------------------------------------------------------------------------------------------------------------
Earnings before income tax provision                    75,924        67,004         50,978         59,343
   Income tax provision                                 29,827        25,916         20,588         23,982
------------------------------------------------------------------------------------------------------------------------------------
Net earnings                                         $  46,097     $  41,088      $  30,390     $   35,361
====================================================================================================================================
Earnings per share:
   Basic                                             $     .70     $     .63      $     .47     $      .55
   Diluted                                                 .67           .60            .45            .52
Cash dividend per share                                    .10           .10            .10            .09
Stock price range:
   High                                                  57.10          50.80         50.93          51.50
   Low                                                   48.36          38.35         34.25          38.06
------------------------------------------------------------------------------------------------------------------------------------

As of May 28, 2002, the closing price of Legg Mason's common stock was $54.39.

                                                                          Quarter ended
------------------------------------------------------------------------------------------------------------------------------------
Fiscal 2001                                            Mar. 31       Dec. 31       Sept. 30        June 30
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                             $ 380,011     $ 393,656      $ 375,769     $  386,817
Interest expense                                        41,266        44,571         45,865         43,687
------------------------------------------------------------------------------------------------------------------------------------
   Net revenues                                        338,745       349,085        329,904        343,130
------------------------------------------------------------------------------------------------------------------------------------
Non-interest expenses                                  274,443       279,334        267,108        274,159
------------------------------------------------------------------------------------------------------------------------------------
Earnings before income tax provision                    64,302        69,751         62,796         68,971
   Income tax provision                                 26,983        28,430         25,590         28,587
------------------------------------------------------------------------------------------------------------------------------------
Net earnings                                         $  37,319     $  41,321      $  37,206     $   40,384
====================================================================================================================================
Earnings per share:
   Basic                                             $     .58     $     .65      $     .58     $      .63
   Diluted                                                 .55           .61            .55            .60
Cash dividend per share/(1)/                               .09           .09            .09            .08
Stock price range:
   High                                                  56.99         59.63          60.25          52.38
   Low                                                   40.15         42.88          47.63          35.13
------------------------------------------------------------------------------------------------------------------------------------

(1) Excluding $0.16 per share declared by Perigee Inc. prior to acquisition in quarter ended June 30, 2000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.

            The information required by this item is contained under the caption "Election of Directors" on pages 2 and 3 of our definitive proxy statement for the 2002 Annual Meeting of Stockholders and the caption "Compliance With Section 16(a) of the Securities Exchange Act of 1934" on page 16 of that proxy statement. That information is incorporated herein by reference to the proxy statement. See Part I, Item 4A of this Report for information regarding certain of our executive officers.

Item 11.    Executive Compensation.

            The information required by this item is contained under the caption "Compensation of Directors" on page 4 of our definitive proxy statement for the 2002 Annual Meeting of Stockholders and the captions "Executive Compensation" and "Stock Options" on pages 7 and 8 of our definitive proxy statement for the 2002 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

            The information required by this item is contained under the caption "Security Ownership of Management and Principal Stockholders" on pages 5 and 6 of our definitive proxy statement for the 2002 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

Item 13.    Certain Relationships and Related Transactions.

            The information required by this item is contained under the caption "Certain Transactions" on page 15 of our definitive proxy statement for the 2002 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

            (a)  Documents filed as a part of the report:

       1. The following consolidated financial statements are included in Item 8 of this Report:
                                                                  Page Number in
                                                                     this Report

                 Report of Independent Accountants                       41

                 Consolidated Statements of Earnings                     42

                 Consolidated Statements of Financial
                 Condition                                               43

                 Consolidated Statements of Changes in
                 Stockholders' Equity                                    44

                 Consolidated Statements of Comprehensive
                 Income                                                  45

                 Consolidated Statements of Cash Flows                   46

                 Notes to Consolidated Financial
                 Statements                                            47-58

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

       3.        Exhibits

                 3.1 Articles of Incorporation of Legg Mason, as amended (incorporated by reference to Form 10-Q for the quarter ended September 30, 2000)

                 3.2 By-laws of Legg Mason as amended and restated April 25, 1988 (incorporated by reference to Legg Mason's Annual Report on Form 10-K for the year ended March 31, 1988)

                 4. Legg Mason hereby agrees, pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, to furnish to the Commission upon request a copy of each instrument with respect to the rights of holders of long-term debt of Legg Mason or its subsidiaries.

                10.1 Legg Mason, Inc. Stock Option Plan For Non-Employee Directors (incorporated by reference to Legg Mason's Annual Report on Form 10-K for the year ended March 31,
                        1998)*

                 10.2 Form of Option Agreement under Legg Mason, Inc. Stock Option Plan for Non-Employee Directors (incorporated by reference to Form 10-Q for the quarter ended June 30,
                        1998)*

                 10.3 Legg Mason Wood Walker, Incorporated Deferred Compensation/Phantom Stock Plan (June 1999 Amending Restatement, as amended July 2001) (incorporated by reference to Appendix A to the definitive proxy statement for Legg Mason's 2001 Annual Meeting of Stockholders)

                 10.4 Legg Mason, Inc. 1991 Omnibus Long-Term Compensation Plan (incorporated by reference to Exhibit A to the definitive proxy statement for Legg Mason's 1991 Annual Meeting of Stockholders)*

                 10.5 Form of Option Agreement under Legg Mason, Inc. 1991 Omnibus Long-Term Compensation Plan (incorporated by reference to Legg Mason's Annual Report on Form 10-K for the year ended March 31, 1993)*

                 10.6 Legg Mason, Inc. Executive Incentive Compensation Plan (incorporated by reference to Appendix A to the definitive proxy statement for Legg Mason's 2000 Annual Meeting of Stockholders)*

                 10.7 Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Registration Statement No. 333-08721 on Form S-8)*

                 10.8 Form of Option Agreement under Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason's Annual Report on Form 10-K for the year ended March 31, 1996)*

                 10.9 Form of Non-Qualified Stock Option Agreement under Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Form 10-Q for the quarter ended September 30, 1996)*

                 10.10 Executive Stock Purchase and Loan Agreement between Legg Mason, Inc. and an Executive Officer of Legg Mason, Inc., dated as of December 8, 1998 (incorporated by reference to Form 10-Q for the quarter ended December 31, 1998)*

                 10.11 Restricted Stock Agreement between Legg Mason, Inc. and an Executive Officer of Legg Mason, Inc., dated as of December 8, 1998 (incorporated by reference to Form 10-Q for the quarter ended December 31, 1998)*

                 10.12 Promissory Note of Executive Officer of Legg Mason, Inc., dated as of December 8, 1998 (incorporated by reference to Form 10-Q for the quarter ended December 31, 1998)*

                 10.13 Pledge Agreement by and between Legg Mason, Inc. and an Executive Officer of Legg Mason, Inc., dated as of December 8, 1998 (incorporated by reference to Form 10-Q for the quarter ended December 31, 1998)*

                 10.14 Form of Restricted Stock Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason's Annual Report on Form 10-K for the year ended March 31, 2001)*

                 10.15 Legg Mason Wood Walker, Incorporated Private Client Group Deferred Compensation Plan (incorporated by reference to Legg Mason's Annual Report on Form 10-K for the year ended March 31, 2001)*

             10.16 Legg Mason Wood Walker, Incorporated Financial Advisor Deferred Compensation Plan, filed herewith*

             10.17 Form of Legg Mason Wood Walker, Incorporated Key Employee Phantom Stock Agreements (incorporated by reference to Registration Statement No. 333-59841 on Form S-8)*

             10.18 Form of Legg Mason Wood Walker, Incorporated Professional Branch Manager Phantom Stock Agreements (incorporated by reference to Registration Statement No. 333-53102 on Form S-8)*

             10.19 Purchase Agreement dated as of May 29, 2001 by and among Legg Mason, Inc., Carnes Capital Corporation, Private Capital Management, L.P., PCM-GP, Inc., MCC-PCM, Inc., Miles
                    S. Collier, Bruce S. Sherman and Gregg J. Powers (incorporated by reference to Form 10-Q for the quarter ended June 30, 2001)

             10.20 Stock Purchase Agreement, dated as of July 16, 2001, by and among Legg Mason, Inc,, Royce & Associates, Inc., the shareholders of Royce & Associates, Inc. and Royce Management Company (incorporated by reference to Form 10-Q for the quarter ended September 30, 2001)

             12 Computation of consolidated ratios of earnings to fixed charges, (filed herewith)

             21     Subsidiaries of the Company, filed herewith

             23     Consent of independent accountants, filed herewith

---------------

          *These exhibits are management contracts or compensatory plans or arrangements.

          (b) No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LEGG MASON, INC.

                                        By:   /s/ Raymond A. Mason
                                              ----------------------------------
                                              Raymond A. Mason, Chairman of the
                                              the Board, President and
                                              Chief Executive Officer

                                              Date:  June 28, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                              Title                             Date
              ---------                              -----                             ----
/s/ Raymond A. Mason
---------------------------                Chairman of the Board,                  June 28, 2002
Raymond A. Mason                           President and Chief
                                           Executive Officer
                                           (Principal Executive Officer)

/s/ Charles J. Daley, Jr.
---------------------------                Senior Vice President                   June 28, 2002
Charles J. Daley, Jr.                      and Treasurer
                                           (Principal Financial and
                                           Accounting Officer)

/s/ James W. Brinkley
---------------------------                Director                                June 28, 2002
James W. Brinkley

/s/ Harry M. Ford, Jr.
---------------------------                Director                                June 28, 2002
Harry M. Ford, Jr.

/s/ Nicholas J. St. George
---------------------------                Director                                June 28, 2002
Nicholas J. St. George

/s/ Richard J. Himelfarb
---------------------------                Director                                June 28, 2002
Richard J. Himelfarb

/s/ James E. Ukrop
---------------------------                Director                                June 28, 2002
James E. Ukrop

/s/ Harold L. Adams
---------------------------                Director                                June 28, 2002
Harold L. Adams

/s/ John E. Koerner, III
---------------------------                Director                                June 28, 2002
John E. Koerner, III

/s/ Roger W. Schipke
---------------------------                Director                                June 28, 2002
Roger W. Schipke

/s/ Edward I. O'Brien
---------------------------                Director                                June 28, 2002
Edward I. O'Brien

/s/ Peter F. O'Malley
---------------------------                Director                                June 28, 2002
Peter F. O'Malley

/s/ Kurt L Schmoke
---------------------------                Director                                June 28, 2002
Kurt L Schmoke

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES



         Our report on the consolidated financial statements of Legg Mason, Inc. and Subsidiaries is included on page 41 in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 61 of this Form 10-K.

         In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



/s/ PRICEWATERHOUSECOOPERS LLP




Baltimore, Maryland
May 3, 2002

                                                                     Schedule I

                                LEGG MASON, INC.
                              (Parent Company Only)

                        STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                                            March 31,
                                                           ------------------------------------------
                                                                2002                        2001
                                                           ---------------             --------------
ASSETS
    Cash and cash equivalents                                $     166,293               $    217,033
    Investment securities, at fair value                               639                      3,707
    Intangible assets, net                                           9,674                     10,307
    Goodwill                                                         9,200                     11,258
    Investments in and advances
      to subsidiaries                                            1,665,820                    780,754
    Other                                                           30,904                     16,118
                                                           ---------------             --------------
                                                             $   1,882,530               $  1,039,177
                                                           ===============             ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
    Liabilities
      Dividends payable                                      $       6,445               $      5,624
      Other                                                         12,074                      6,063
      Long-term debt                                               779,463                     99,770
                                                           ---------------             --------------
                                                                   797,982                    111,457
                                                           ---------------             --------------
    Stockholders' equity
      Common stock, par value $.10;
        authorized 250,000,000 shares;
        issued 64,443,574 in 2002
        and 62,849,994 in 2001                                       6,444                      6,285
      Shares exchangeable into common stock                          9,400                     10,439
      Additional paid-in capital                                   358,972                    330,394
      Deferred compensation and employee note
         receivable                                                (32,007)                   (36,406)
      Employee stock trust                                         (90,674)                   (81,225)
      Deferred compensation employee stock trust                    90,674                     81,225
      Retained earnings                                            751,635                    624,665
      Accumulated other comprehensive loss, net                     (9,896)                    (7,657)
                                                           ---------------             --------------
                                                                 1,084,548                    927,720
                                                           ---------------             --------------

                                                             $   1,882,530               $  1,039,177
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

                                                                      Schedule I

                                LEGG MASON, INC.
                              (Parent Company Only)

                 STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                             (Dollars in thousands)

                                                                               Years Ended March 31,
                                                                    --------------------------------------------
                                                                       2002            2001             2000
                                                                    -----------     ------------     -----------
Revenues
    Interest                                                          $ 16,156         $ 24,107         $ 16,012
    Other                                                               (2,711)           2,805              353
                                                                    ----------      -----------      -----------
                                                                        13,445           26,912           16,365
                                                                    ----------      -----------      -----------

Expenses
    Interest                                                            37,121            6,619            7,357
    Other                                                                1,992            6,718            3,644
                                                                    ----------      -----------      -----------
                                                                        39,113           13,337           11,001
                                                                    ----------      -----------      -----------

Earnings before income tax provision (benefit) and
  equity in net earnings of subsidiaries                               (25,668)          13,575            5,364

    Federal and state income tax provision                              (9,626)           5,339              958
                                                                    ----------      -----------      -----------

Earnings before equity in net
  earnings of subsidiaries                                             (16,042)           8,236            4,406

    Equity in net earnings of
      subsidiaries                                                     168,978          147,994          146,007
                                                                    ----------      -----------      -----------

Net earnings                                                           152,936          156,230          150,413
                                                                    ----------      -----------      -----------

Other comprehensive income (loss):

    Foreign currency translation adjustment                               (225)          (9,111)             365
                                                                    ----------      -----------      -----------

    Unrealized gains (losses) on investment securities:
        Unrealized holding gains (losses) arising
            during the period                                             (348)           3,230              866
        Reclassification adjustment for (gains) losses
            included in net income                                      (1,865)            (582)              42
                                                                    ----------      -----------      -----------
        Net unrealized gains (losses) on investment securities          (2,213)           2,648              908

    Deferred losses on cash flow hedges                                   (277)               -                -
                                                                    ----------      -----------      -----------

    Deferred income taxes                                                  476             (235)            (152)
                                                                    ----------      -----------      -----------

    Total other comprehensive income (loss)                             (2,239)          (6,698)           1,121
                                                                    ----------      -----------      -----------

Comprehensive income                                                  $150,697         $149,532         $151,534
                                                                    ==========      ===========      ===========



                       See notes to financial statements.

                                                                      Schedule I

                                LEGG MASON, INC.
                             (Parent Company Only)

                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                              Years Ended March 31,
                                                                         -------------------------------
                                                                           2002        2001       2000
                                                                         ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings                                                           $ 152,936  $ 156,230  $ 150,413
    Equity in earnings of subsidiaries                                    (168,978)  (147,994)  (146,007)
    Amortization                                                             3,636        569        366
    Accretion and amortization of securities discounts and premiums, net     5,836         47         47
    Other                                                                      992        577        572
    (Increase) decrease in assets excluding acquisitions                    (7,646)      (220)     4,439
    Increase (decrease) in liabilities excluding acquisitions                9,377      4,373     (2,703)
                                                                         ---------  ---------  ---------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                            (3,847)    13,582      7,127
                                                                         ---------  ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease (increase) in securities purchased under agreements to
  resell                                                                         -    110,643    (37,627)
  Purchases of investment securities                                          (251)    (4,499)    (3,772)
  Proceeds from sales and maturities of investment securities                1,299      2,003      7,038
  Investments in and advances to subsidiaries                               85,773     69,295     86,627
  Acquisitions, net of cash acquired                                      (792,856)   (16,601)   (87,637)
                                                                         ---------  ---------  ---------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                          (706,035)   160,841    (35,371)
                                                                         ---------  ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of long-term debt                             664,714          -          -
  Issuance of common stock                                                  26,707     21,037     20,780
  Repurchase of common stock                                                (7,130)         -          -
  Dividends paid                                                           (25,149)   (23,615)   (24,509)
                                                                         ---------  ---------  ---------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                           659,142     (2,578)    (3,729)
                                                                         ---------  ---------  ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (50,740)   171,845    (31,973)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             217,033     45,188     77,161
                                                                         ---------  ---------  ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $ 166,293  $ 217,033  $  45,188
                                                                         =========  =========  =========

Interest payments were $20,844 in 2002, $6,500 in 2001 and $6,832 in 2000.
No income tax payments were made in 2002, 2001 and 2000.

                       See notes to financial statements.

                                LEGG MASON, INC.
                              (Parent Company Only)

                          NOTES TO FINANCIAL STATEMENTS
                             (Dollars in thousands)

1.     Basis of Presentation

   The Parent Company Only financial statements include the accounts of Legg Mason, Inc ("the Parent Company"). In addition, all the assets and liabilities of its subsidiaries are presented in Investments in and advances to subsidiaries.

   The Notes to the Consolidated Financial Statements of Legg Mason, Inc. and Subsidiaries included in Item 8 of this Report include disclosures with respect to the Parent Company Only.

2.     Transactions with Affiliates

   Parent Company interest income for 2002, 2001 and 2000 includes $6,890, $10,324 and $6,617, respectively, arising from promissory notes between the Parent Company and its subsidiaries. The notes, $76,027 at March 31, 2002 and $117,369 at March 31, 2001, are included in Investments in and advances to subsidiaries. During the fiscal year, a broker-dealer subsidiary of the Parent Company repaid a $35,000 subordinated loan.

   All income tax payments are made by Legg Mason Wood Walker, Inc., a wholly-owned subsidiary.

3.     Firm Investments

   Firm investments include investments in marketable and private equity securities and limited partnerships that make private equity investments. Unrealized gains and losses on marketable equity securities are included in accumulated other comprehensive loss unless an "other than temporary" impairment is determined to exist in which case the unrealized loss is charged to earnings. Realized and unrealized gains and losses on private equity securities are included in other revenue. The Parent Company shares ratably in the income and expenses of its investments in limited partnerships and records its interest on the equity method.

4.     Intangible Assets and Goodwill

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, it provides that the cost of an acquired entity must be allocated to the assets acquired, including identifiable intangible assets, and liabilities assumed based on their estimated fair values at date of acquisition. The excess cost over the fair value of the net assets acquired must be recognized as goodwill.

   SFAS No. 142 provides that goodwill is no longer amortized and the value of an identifiable intangible asset must be amortized over its useful life, unless the asset is determined to have an indefinite useful life. Goodwill must be tested for impairment at least annually. The testing of goodwill has been completed and there was no impairment as of March 31, 2002.

    Intangible assets, consisting of asset management contracts are reported at cost, net of accumulated amortization of $1,073 and $440, at March 31, 2002 and 2001, respectively. Estimated amortization expense for each of the five years subsequent to March 31, 2002 is $633 per year.

   The carrying value of goodwill of $9,200 and $11,258 at March 31, 2002 and 2001, respectively, is attributable to the asset management reporting segment.

5.     Long-term Debt

   The Parent Company's long-term debt at March 31, 2002 consists of $423,979 of 6.75% senior notes, $255,667 of zero-coupon contingent convertible senior notes and $99,817 of 6.50% senior notes. During 2002, the Parent Company issued long-term fixed rate debt to fund acquisitions.

   On July 2, 2001, the Parent Company issued $425,000 principal amount of senior notes due July 2, 2008, which bear interest at 6.75%. The notes were sold at a discount to yield 6.80%. The net proceeds of the notes were approximately $421,000, after payment of debt issuance costs.

   On June 6, 2001, the Parent Company issued $567,000 principal amount at maturity of zero-coupon contingent convertible senior notes due on June 6, 2031, resulting in gross proceeds of approximately $250,000. The convertible notes were issued in a private placement to qualified institutional buyers at an initial offering price of $440.70 per $1,000 principal amount at maturity. The discounted price reflects a yield to maturity of 2.75% per year. Upon certain events, including the sale price of the Parent Company's common stock reaching certain thresholds, the convertible notes being rated below specified credit ratings and the convertible notes being called for redemption, each note is convertible into 7.7062 shares of the Parent Company's common stock, subject to adjustment. The Parent Company may redeem the convertible notes for cash on or after June 6, 2006 at their accreted value. In addition, the Parent Company may be required to repurchase the convertible notes at their accreted value, at the option of the holders, on June 6, 2003, 2005, 2007, 2011 and every five years thereafter until 2026 or upon a change of control in the Parent Company. Such repurchases can be paid in cash, shares of the Parent Company's common stock or a combination of both. The net proceeds of the offering were $244,375, after payment of debt issuance costs. The debt issuance costs are included in other assets and are being amortized over a two-year period up to the first repurchase option of the holders. Approximately 4.4 million shares of common stock are reserved for issuance upon conversion.

   The Parent Company also has outstanding $100,000 principal amount of senior notes due February 15, 2006, which bear interest at 6.50%. The notes were issued at a discount to yield 6.57%.

   At March 31, 2002, the Parent Company had $75,000 available for the issuance of additional debt or convertible debt securities pursuant to a shelf registration.

   At March 31, 2002, the aggregate maturities of long-term debt, based on their contractual terms, are as follows:

---------------------------------------------------------------
 2003 ............................................   $       --
 2004 ............................................           --
 2005 ............................................           --
 2006 ............................................      100,000
 2007 ............................................           --
 Thereafter ......................................      992,000
---------------------------------------------------------------
                                                     $1,092,000
---------------------------------------------------------------

6.       Deferred Compensation Stock Trust

   In accordance with Emerging Issues Task Force ("EITF") Issue 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested," assets of rabbi trusts are to be consolidated with those of the employer, and the value of the employer's stock held in the rabbi trusts should be classified in stockholders' equity and generally accounted for in a manner similar to treasury stock. Therefore, the shares the Parent Company has issued to its rabbi trust and the corresponding liability related to the deferred compensation plans are presented as components of stockholders' equity as employee stock trust and deferred compensation employee stock trust, respectively. Shares held by the Plan at March 31, 2002 and 2001 were 3,044,413 and 2,855,192, respectively.

7.       Stock Repurchase

   During fiscal 2002, the Board of Directors approved a stock repurchase plan. Under this plan, the Parent Company is authorized to repurchase up to 3 million shares on the open market at its discretion. As of March 31, 2002, the Parent Company repurchased and retired 136,800 shares at a cost of $7,130.

8.       Commitments and Contingencies

   As of March 31, 2002, the Parent Company has contingent obligations of up to $818,400 related to its business acquisitions that are payable through March 31, 2007.

   In addition, the Parent Company is guarantor on certain leases for office facilities and equipment under non-cancelable operating leases. The Parent Company also guarantees a secured warehouse line of credit used by a subsidiary to fund commercial mortgage loans.