Form 10-Q
period 2002-06-30
LEGG MASON INC
filed 2002-08-06
CIK 704051

SECURITIES AND EXCHANGE COMMISSION

			  Washington, D.C.  20549

				FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		 SECURITIES EXCHANGE ACT OF 1934

		   For the Quarter Ended June 30, 2002

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

64,878,166 shares of common stock and 2,419,894 exchangeable shares as of the close of business on July 29, 2002. The exchangeable shares, which were issued by Legg Mason Canada Holdings in connection with the acquisition of Perigee Inc., are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting and other rights equivalent to common stock.

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

		      LEGG MASON, INC. AND SUBSIDIARIES
		    CONSOLIDATED STATEMENTS OF EARNINGS
		 (In thousands, except per share amounts)
				  (Unaudited)



						   Three months ended
							 June 30,

						   2002        2001
Revenues

  Investment advisory and related fees            $223,357    $169,453
  Commissions.........................              84,828      83,343
  Principal transactions..............              36,235      33,246
  Investment banking..................              31,535      20,404
  Interest............................              29,540      54,743
  Other...............................              11,882      19,811

    Total revenues....................             417,377     381,000
  Interest expense....................              24,953      34,678

    Net revenues......................             392,424     346,322


Non-Interest Expenses
  Compensation and benefits...........             235,091     213,619
  Communications and technology.......              22,660      26,181
  Occupancy...........................              15,979      14,855
  Amortization of intangible assets...               6,318       1,813
  Other...............................              32,018      30,511

    Total non-interest expenses.......             312,066     286,979


Earnings Before Income Tax Provision..              80,358      59,343
  Income tax provision................              31,340      23,982

Net Earnings .........................            $ 49,018    $ 35,361


Earnings per Common Share
  Basic...............................            $   0.74    $   0.55
  Diluted.............................                0.71        0.52


Weighted Average Number of Common
 Shares Outstanding
  Basic...............................              65,938      64,650
  Diluted.............................              69,054      68,005


Dividends Declared per Common Share...           $   0.10     $   0.09


Book Value per Common Share...........           $  16.88     $  14.63



		 See notes to consolidated financial statements.


		       LEGG MASON, INC. AND SUBSIDIARIES
		CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
			     (Dollars in thousands)


						June 30, 2002  March 31, 2002
						 (Unaudited)
Assets

Cash and cash equivalents....................    $  480,011     $  468,377
Cash and securities segregated for regulatory
 purposes or deposited with clearing
 organizations...............................     2,430,978      2,501,613
Receivables:
 Customers...................................       972,746        996,123
 Brokers and dealers.........................       111,512         69,466
 Others......................................       157,967        164,138
Securities borrowed..........................       268,698        324,417
Financial instruments owned, at fair value...       252,252        133,709
Investment securities, at fair value.........        25,806         27,737
Investments of finance subsidiaries..........       104,729         97,263
Equipment and leasehold improvements, net....        70,583         69,146
Intangible assets, net.......................       490,035        494,001
Goodwill.....................................       449,498        443,422
Other........................................       149,765        150,202

Total Assets.................................    $5,964,580     $5,939,614

Liabilities and Stockholders' Equity:
Liabilities
 Payables:
  Customers..................................    $3,179,921     $3,249,522
  Brokers and dealers........................        17,239         35,009
 Securities loaned...........................       177,868        279,615
 Short-term borrowings.......................       159,993          3,560
 Financial instruments sold, but not yet
   purchased, at fair value..................        95,170         37,909
 Accrued compensation........................       117,811        202,433
 Other.......................................       194,878        169,896
 Notes payable of finance subsidiaries.......       105,343         97,659
 Long-term debt..............................       781,258        779,463

Total Liabilities............................     4,829,481      4,855,066

 Commitments and Contingencies (Note 8)

Stockholders' Equity
 Common stock................................         6,482          6,444
 Shares exchangeable into common stock.......         9,117          9,400
 Additional paid-in capital..................       369,516        358,972
 Deferred compensation and employee note
  receivable.................................       (36,677)       (32,007)
 Employee stock trust........................      (100,568)       (90,674)
 Deferred compensation employee stock trust..       100,568         90,674
 Retained earnings...........................       793,926        751,635
 Accumulated other comprehensive loss, net...        (7,265)        (9,896)

Total Stockholders' Equity...................     1,135,099      1,084,548

Total Liabilities and Stockholders' Equity...    $5,964,580     $5,939,614




		 See notes to consolidated financial statements.


		      LEGG MASON, INC. AND SUBSIDIARIES
		    CONSOLIDATED STATEMENTS OF CASH FLOWS
			     (Dollars in thousands)
				  (Unaudited)

						      Three months ended
							    June 30,

							  2002      2001

Cash Flows from Operating Activities:
 Net earnings........................................  $ 49,018    $ 35,361
  Non-cash items included in earnings:
   Depreciation and amortization.....................    13,815       8,198
   Accretion and amortization of securities discounts
     and premiums, net...............................     1,945         668
   Originated mortgage servicing rights..............      (319)       (218)
   Deferred compensation.............................     2,502       2,006
   Unrealized gains/losses on investments............       651         (27)
   Other.............................................       309         399
  Deferred income taxes..............................     8,865       8,803

 Decrease(increase) in assets excluding acquisitions:
  Cash and securities segregated for regulatory
   purposes or deposited with clearing organizations.    70,635     (31,636)
  Receivables from customers.........................    23,377      32,282
  Other receivables..................................   (35,188)    (70,182)
  Securities borrowed................................    55,719     (29,239)
  Financial instruments owned........................  (118,543)    (20,410)
  Other..............................................      (104)    (25,818)
 Increase (decrease) in liabilities excluding
   acquisitions:
  Payable to customers...............................   (69,601)        764
  Payable to brokers and dealers.....................   (17,770)    (26,147)
  Securities loaned..................................  (101,747)      6,695
  Financial instruments sold, but not yet purchased..    57,261      (9,254)
  Accrued compensation...............................   (84,839)    (37,886)
  Other..............................................     9,737     (13,012)

Cash Used for Operating Activities...................  (134,277)   (168,653)

Cash Flows from Investing Activities:
 Payments for:
   Equipment and leasehold improvements..............    (8,120)     (5,550)
   Asset management contracts and mortgage servicing
    portfolios.......................................       -           (41)
   Acquisitions, net of cash acquired................       -        (7,250)
 Purchases of investment securities..................    (5,572)     (4,443)
 Proceeds from sales and maturities of investment
   securities........................................     8,967      15,880

Cash Used for Investing Activities...................    (4,725)     (1,404)





		     LEGG MASON, INC. AND SUBSIDIARIES
		   CONSOLIDATED STATEMENTS OF CASH FLOWS
				(continued)
			  (Dollars in thousands)
			       (Unaudited)


							Three months ended
							      June 30,

							  2002       2001

Cash Flows from Financing Activities:
 Net increase in short-term borrowings...............   156,433    123,449
 Net proceeds from issuance of long-term debt........      -       244,375
 Repayment of notes payable of finance subsidiaries..      -       (15,418)
 Issuance of common stock............................     8,089      8,172
 Repurchase of common stock..........................    (8,090)       -
 Dividends paid......................................    (6,695)    (5,878)

Cash Provided by Financing Activities................   149,737    354,700

Effect of Exchange Rate Changes on Cash..............       899        313

Net Increase in Cash and Cash Equivalents............    11,634    184,956
Cash and Cash Equivalents at Beginning of Period.....   468,377    556,148

Cash and Cash Equivalents at End of Period...........  $480,011   $741,104


SUPPLEMENTAL DISCLOSURE:

Noncash activity:

The value of common stock issued in connection with a business acquisition was $3,262 for the quarter ended June 30, 2002. Of that amount, $1,783 was attributable to goodwill, $1,416 was attributable to intangible assets and $63 was attributable to tangible net assets.



	       See notes to consolidated financial statements.


			LEGG MASON, INC. AND SUBSIDIARIES
	       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
			     (Dollars in thousands)
				  (Unaudited)



						       Three months
						      ended June 30,
						     2002        2001

Net Earnings................................       $49,018      $35,361

 Other comprehensive income (loss):
  Foreign currency translation adjustment...         5,007          606
  Unrealized gains (losses) on investment
    securities:
      Unrealized holding losses arising
	during the period...................          (291)        (318)
      Reclassification adjustment for
	gains included in net income........            -          (160)

      Net unrealized losses on investment
	securities..........................          (291)        (478)

  Deferred losses on cash flow hedges.......        (3,412)          -

  Deferred income taxes.....................         1,327         (201)

 Total other comprehensive income (loss)....         2,631          (73)

Comprehensive Income........................       $51,649      $35,288


		  See notes to consolidated financial statements.

		    LEGG MASON, INC. AND SUBSIDIARIES
		 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		  (In thousands, except per share amounts)
				June 30, 2002
				 (Unaudited)

1. Interim Basis of Reporting:

   The accompanying unaudited interim consolidated financial statements of Legg Mason, Inc. and its subsidiaries (collectively "Legg Mason") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The interim consolidated financial statements have been prepared utilizing the interim basis of reporting and, as such, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The nature of Legg Mason's business is such that the results of any interim period are not necessarily indicative of the results for a full year.

   The information contained in the interim consolidated financial statements should be read in conjunction with Legg Mason's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. Where appropriate, prior year's financial statements have been reclassified to conform to the current year's presentation. Unless otherwise noted, all per share amounts include both common shares of Legg Mason and shares issued in connection with the acquisition of Perigee Inc., which are exchangeable into common shares of Legg Mason on a one-for-one basis at any time.

   The interim consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make assumptions and estimates that affect the amounts reported in the interim consolidated financial statements and accompanying notes. Actual amounts could differ from those estimates and the differences could have a material impact on the interim consolidated financial statements.

2. Net Capital Requirements:

   Legg Mason's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. The Rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of June 30, 2002, the broker-dealer subsidiaries had aggregate net capital, as defined, of $326,217, which exceeded required net capital by $305,786.

3. Financial Instruments Owned, at Fair Value:

   At June 30, 2002, Legg Mason had pledged securities owned of $406 as collateral to counterparties for securities loaned transactions, which can be sold or repledged by the counterparties.

4. Intangible Assets and Goodwill:

   The following table reflects the components of intangible assets as of June 30, 2002:


						  Cost         Accumulated
							       Amortization
Amortized intangible assets:
  Asset management contracts                     $360,623        $35,805
  Mortgage servicing contracts                      9,246          3,047

 Total amortized intangible assets               $369,869        $38,852


Indefinite-life intangible assets:
  Fund management contracts                      $104,318        $   -
  Trade names                                      54,700            -

 Total indefinite-life intangible assets         $159,018        $   -


    Estimated amortization expense for each of the next five fiscal years is as follows:

	   Fiscal year ended March 31:               Amount
	   2003                                     $24,827
	   2004                                      23,657
	   2005                                      23,351
	   2006                                      22,914
	   2007                                      22,214


    The carrying value of goodwill of $449,498 at June 30, 2002 is primarily attributable to Legg Mason's asset management reporting segment. The increase in the carrying value of goodwill since March 31, 2002 reflects the acquisition of the assets of an investment advisor, which was not material to Legg Mason's financial statements, and the impact of changes in foreign currency exchange rates.

5.  Short-Term Borrowings:

    At June 30, 2002, Legg Mason had an outstanding borrowing of $94,993 under an existing compensating balance arrangement. The proceeds of the borrowing were used to purchase short-term, highly rated liquid securities. These securities are pledged as collateral for the credit facility and, due to their characteristics, are classified as cash equivalents on the June 30, 2002 Statement of Financial Condition. As the securities mature, the cash proceeds are used to pay-down the outstanding balance of the credit facility or to purchase additional securities, which are then pledged as collateral for the borrowing. In addition, on June 28, 2002, Legg Mason borrowed $65,000, on an overnight basis, for the temporary facilitation of customer transaction settlements.

6.  Earnings Per Share:

    Basic earnings per share ("EPS") is calculated by dividing net earnings by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of potential common shares.

    The following table presents the computations of basic and diluted EPS for the three months ended June 30, 2002 and 2001 (shares in thousands):


					     Three months ended June 30,

					       2002               2001

					  Basic    Diluted   Basic    Diluted

Weighted average common
 shares outstanding                       65,938   65,938    64,650    64,650
Potential common shares:
  Employee stock options                      -     2,576       -       2,861
  Shares related to
    deferred compensation                     -       540       -         494

Weighted average common
  and common equivalent
  shares outstanding                       65,938  69,054    64,650    68,005

Net earnings applicable
   to common stock                        $49,018 $49,018   $35,361   $35,361

Earnings per common share                 $  0.74 $  0.71   $  0.55   $  0.52


7. Accounting Developments:

   The Financial Accounting Standards Board ("FASB") issued the following pronouncements, which were adopted by Legg Mason during the quarter ended June 30, 2002.

   Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" requires the fair value of a liability to be recorded for costs associated with the retirement of tangible long-lived assets in the period in which the liability is incurred if it can be reasonably estimated.

   SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement principally deals with implementation issues of SFAS

No. 121, including developing a single accounting model for long-lived assets to be disposed of by sale.

   SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" primarily provides guidance for reporting gains and losses from extinguishments of debt and sale-leaseback transactions.

   SFAS Nos. 143, 144 and 145 did not have an impact on Legg Mason's interim consolidated financial statements at June 30, 2002.


8. Legal Proceedings:

   Legg Mason has been the subject of customer complaints and has also been named as a defendant in various legal actions arising primarily from securities brokerage, asset management and investment banking activities, including certain class actions, which primarily allege violations of securities laws and seek unspecified damages, which could be substantial. Legg Mason has also been involved in governmental and self regulatory agency investigations and proceedings. In accordance with SFAS No. 5, "Accounting for Contingencies," Legg Mason has established reserves for potential losses that may result from pending complaints, legal actions, investigations and proceedings. While the ultimate resolution of these actions cannot be currently determined, in the opinion of management, after consultation with legal counsel, the actions are expected to be resolved with no material adverse effect on Legg Mason's financial condition. However, if during any period a potential adverse contingency should become probable or resolved, the results of operations in that period could be materially affected. In addition, the ultimate costs of litigation-related charges can vary significantly from period to period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits and recoveries from indemnification, contribution or insurance reimbursement.

9. Business Combinations:

   Legg Mason acquired Royce & Associates, Inc. ("Royce") on October 1, 2001, and Private Capital Management, L.P. ("PCM") on August 1, 2001. The following unaudited pro forma consolidated results are presented as though the acquisitions of Royce and PCM had occurred as of the beginning of the three month period ended June 30, 2001.

					 Three months ended
					    June 30, 2001

	    Net revenues                       $377,286

	    Net earnings                       $ 42,535

	    Earnings per common share:
		Basic                          $   0.66
		Diluted                            0.63


Legg Mason has contractual obligations to make future payments in connection with business acquisitions if the acquired entities achieve certain revenue levels. These payments are payable through fiscal 2007 and will not exceed $818,400.

10. Business Segment Information:

    Legg Mason currently operates through four business segments: Asset Management, Private Client, Capital Markets and Other. The business segments are based upon factors such as the services provided and distribution channels served. Certain services that Legg Mason offers are provided to clients through more than one of its business segments. Legg Mason allocates certain common income and expense items among its business segments based upon various methodologies and factors.

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

    The Private Client segment distributes a wide range of financial products through its branch distribution network, including equity and fixed income securities, proprietary and non-affiliated mutual funds and annuities. Private Client's primary source of income consists of net interest from customers' margin loan and credit account balances, commissions and principal credits earned on equity and fixed income transactions in customer brokerage accounts, distribution fees earned on mutual funds and fees earned on fee-based brokerage and managed accounts. Sales credits associated with underwritten offerings initiated in the Capital Markets segment are reported in Private Client when sold through its branch distribution network.

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

   Business segment financial results are as follows:



					       Three months ended
						   June 30,


						 2002         2001

Net revenues:
  Asset Management...........                 $163,031     $117,508
  Private Client.............                  157,049      158,059
  Capital Markets............                   65,225       64,131
  Other......................                    7,119        6,624

					      $392,424     $346,322

Earnings before income tax
 provision:
  Asset Management...........                 $ 46,343     $ 34,388
  Private Client.............                   22,274       12,718
  Capital Markets............                   12,130       12,680
  Other......................                     (389)        (443)

					      $ 80,358     $ 59,343


   Legg Mason does not analyze asset information in all business segments.

   Legg Mason principally operates in the United States of America, the United Kingdom and Canada. Revenues and expenses for geographic purposes are generally allocated based on the location of the office providing the service.

   Results by geographic region are as follows:


					      Three months ended
						   June 30,

						2002        2001

Net revenues:
  United States...........                    $373,900    $328,016
  United Kingdom..........                       9,549       8,802
  Canada..................                       6,687       7,614
  Other...................                       2,288       1,890

					      $392,424    $346,322
Earnings before income tax
 provision:
  United States...........                    $ 78,116    $ 58,788
  United Kingdom..........                      (1,367)     (3,123)
  Canada..................                       2,773       3,096
  Other...................                         836         582

					      $ 80,358    $ 59,343


Item 2.   Management's Discussion and Analysis of Results of
	  Operations and Financial Condition

Legg Mason, Inc., a holding company, and its subsidiaries (collectively "Legg Mason") are principally engaged in providing asset management, securities brokerage, investment banking and related financial services to individuals, institutions, corporations and municipalities. Legg Mason currently operates through four business segments: Asset Management, Private Client, Capital Markets and Other.

Legg Mason's profitability may vary significantly from period to period as a result of a variety of factors, including the amount of assets under management, the volume of trading in securities, the volatility and general level of securities prices and interest rates, the level of customer margin and credit account balances and the demand for investment banking services. Accordingly, sustained periods of unfavorable market conditions may adversely affect profitability. For a further discussion of factors that may affect Legg Mason's results of operations, refer to Item 1 - "Business - Factors Affecting the Company and the Financial Services Industry" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

Terms such as "we," "us," "our," and "company" refer to Legg Mason.

Business Environment

Market conditions continued to be volatile and weak during the quarter ended June 30, 2002 as the economic outlook remained uncertain. The difficult equity market conditions continued to plague investors and our industry. Corporate governance and quality of financial reporting issues in the U.S. further eroded investor confidence. The Dow Jones Industrial Average, the Nasdaq Composite Index and the S&P 500 were down 11%, 21% and 14%, respectively, for the quarter ended June 30, 2002.


Results Of Operations

Despite the difficult equity market conditions, we were able to achieve significant gains in net revenues, net earnings and diluted earnings per share (up 13%, 39% and 37%, respectively) as compared to the prior year's quarter, primarily as a result of the addition of fees and earnings from Private Capital Management, L.P. ("PCM") and Royce & Associates, Inc. ("Royce"), acquired on August 1, 2001 and October 1, 2001, respectively. Compared to the quarter ended March 31, 2002, net revenues declined 1% as a result of lower revenues from our securities brokerage activities and lower net interest profit, offset in part by increased revenues from investment advisory and investment banking activities. If weaknesses in the equity markets and low investor confidence continue for the remainder of fiscal 2003, our revenues and profits are likely to be negatively impacted.

During the fiscal quarter ended June 30, 2002, net revenues rose to $392.4 million from $346.3 million in the prior year's quarter. Net earnings and diluted earnings per share were $49.0 million and $0.71.

The increase in net earnings was principally the result of a 32% increase in investment advisory and related fees primarily resulting from the acquisitions of PCM and Royce, offset in part by a significant decline in net interest profit.

Revenues from securities brokerage activities, including both commissions and principal transactions, increased 4% to $121.1 million as a result of the addition of commissions earned by PCM's brokerage operations and an increase in the volume of fixed income securities transactions. These increases were offset in part by a decline in listed and over-the-counter retail securities transactions. Revenues from investment banking activities increased 55% to $31.5 million primarily due to a $5.0 million increase in corporate banking new issue selling concessions and a $2.1 million increase in private placement revenue. Other revenues declined 40% to $11.9 million, primarily as a result of unrealized gains on warrants acquired in connection with private placements in the prior year's quarter. Net interest profit declined 77% to $4.6 million from $20.1 million in the prior year's quarter as a result of an increase in acquisition-related debt and significantly lower average interest rates earned on firm investments and customer margin account balances, offset in part by a decrease in interest paid on customer credit account balances due to the decrease in interest rates. Net interest profit accounted for 6% of consolidated pre-tax profits, down significantly from 34% in the prior year's quarter.

Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

Revenues By Segment:

The following table sets forth, for the periods indicated, net revenues and pre-tax earnings by business segment. Where appropriate, prior fiscal year information has been reclassified to conform to the current year's presentation.


					      Three months ended
						  June 30,

						2002      2001

Net revenues:
  Asset Management...........                $163,031   $117,508
  Private Client.............                 157,049    158,059
  Capital Markets............                  65,225     64,131
  Other......................                   7,119      6,624

					     $392,424   $346,322

Earnings before income tax
 provision:
  Asset Management...........                $ 46,343   $ 34,388
  Private Client.............                  22,274     12,718
  Capital Markets............                  12,130     12,680
  Other......................                    (389)      (443)

					     $ 80,358   $ 59,343


Asset Management

Net revenues in Asset Management increased 39% to $163.0 million from $117.5 million in the prior year's quarter primarily as a result of the addition of net revenues from PCM and Royce. During the quarter ended June 30, 2002, PCM and Royce contributed net revenues, net of the impact of debt issued to fund the acquisitions, of approximately $42.7 million. Asset Management represented 42% of consolidated net revenues for the quarter ended June 30, 2002, an increase from 34% in the corresponding quarter of the prior year. Total assets under management were $177.7 billion as of June 30, 2002, an increase of $32.1 billion or 22% from June 30, 2001, including assets of $20.2 billion managed by PCM and Royce. As of June 30, 2002, approximately $63.6 billion or 36% of assets under management were equity related and $114.1 billion or 64% were fixed income related. Our assets under management mix as of June 30, 2002 was as follows: Mutual Funds - $36.0 billion (20%); Institutional - $121.8 billion (69%); and Wealth Management - $19.9 billion (11%).

Private Client

Private Client net revenues decreased slightly to $157.0 million from $158.1 million for the prior year's quarter. Private Client represented 40% of consolidated net revenues in June 2002, a decrease from 46% in the prior year's quarter. Net interest profit in Private Client decreased 23% to $12.6 million for the quarter ended June 30, 2002, primarily due to significantly lower average interest rates earned on firm investments and customer margin account balances, offset in part by a decrease in interest paid on customer credit account balances. This decrease was offset in part by an increase of $2.9 million in sales credits on underwritten offerings.

Capital Markets

Capital Markets net revenues of $65.2 million increased 2% from $64.1 million in the prior year's quarter. The increase in net revenues was attributable to an increase in corporate banking activity, primarily new issue selling concessions and private placements, and higher institutional fixed income transaction volume, offset in part by the prior year quarter's unrealized gains on warrants acquired in connection with private placements. Capital Markets represented 17% of consolidated net revenues for the quarter June 30, 2002, a decrease from 19% in the prior year's quarter.

Other

Other revenues consist principally of the results of our real estate service business and unallocated corporate revenues and expenses. Net revenues increased 8% to $7.1 million from $6.6 million in the corresponding prior year period, primarily due to an increase in loan origination and servicing fees and realized losses on firm investments in the prior year's quarter, offset in part by a decrease in net interest profit resulting from lower interest rates.

Expenses

Interest expense

Interest expense primarily consists of interest paid to customers on their credit account balances and interest incurred in connection with Legg Mason's long and short-term borrowings. Interest expense declined $9.7 million or 28% for the quarter ended June 30, 2002, principally due to a decrease in average interest rates paid on customer credit account balances, partially offset by an increase in acquisition-related debt of $9.1 million.

Compensation and benefits:

Compensation and benefits increased 10% to $235.1 million from $213.6 million in the prior year's quarter, primarily attributable to the addition of expenses of PCM and Royce. These increases were offset in part by a decline in commissions of $3.5 million, primarily due to lower payout rates on proprietary fund distribution fees.

Communications and technology:

Communications and technology expense declined 13% to $22.7 million from $26.2 in the prior year's quarter, primarily as a result of decreased costs for quote, printing services and technology consulting fees.

Occupancy:

Occupancy was $16.0 million, up 8% from $14.9 million in the corresponding prior year quarter, primarily due to the addition of expenses of acquired entities.

Amortization of intangible assets:

Amortization of intangible assets increased to $6.3 million for the quarter ended June 30, 2002 from $1.8 million primarily as a result of amortization of asset management contracts acquired in the PCM acquisition.

Other:

Other expenses increased 5% to $32.0 million from $30.5 million in the prior year's quarter, primarily as a result of an increase in expenses from Royce, principally commissions paid to third party distributors of Royce funds. This increase was offset in part by a decline in promotional expenses.

Income tax provision:

The provision for income taxes increased 31% to $31.3 million, from $24.0 million in the prior year's quarter primarily as a result of the increase in pre-tax earnings. In addition, the effective tax rate declined to 39.0% in the June 2002 quarter from 40.4% in the June 2001 quarter due to lower state income taxes and a reduced foreign tax rate.

Liquidity and Capital Resources

The primary objective of our capital structure and funding practices is to appropriately support Legg Mason's business strategies, as well as the regulatory capital requirements of our subsidiaries, and to provide needed liquidity at all times. Liquidity and the access to liquidity are essential to the success of our on-going operations. For a further discussion of our principal liquidity and capital resources policies, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

Except for the use of Legg Mason's short-term credit facilities and the increase in stockholder's equity from the results of operations for the quarter ended June 30, 2002, there has been no material change in our financial condition since March 31, 2002.

At June 30, 2002, Legg Mason had an outstanding borrowing of $95 million under an existing compensating balance arrangement. The proceeds of the borrowing were used to purchase short-term, highly rated liquid securities. These securities are pledged as collateral for the credit facility and, due to their characteristics, are classified as cash equivalents on our June 30, 2002 Statement of Financial Condition. As the securities mature, the cash proceeds are used to pay-down the outstanding balance of the credit facility or to purchase additional securities, which are then pledged as collateral for the borrowing. In addition, on June 28, 2002, Legg Mason borrowed $65 million, on an overnight basis, for the temporary facilitation of customer transaction settlements.

Legg Mason's assets consist primarily of cash and cash equivalents, collateralized short-term receivables, investment advisory fee receivables, securities owned and borrowed, intangible assets and goodwill. Our assets are principally funded by payables to customers, securities loaned, bank loans, long-term debt and equity.

At June 30, 2002, Legg Mason's total assets and stockholder's equity were $6.0 billion and $1.1 billion, respectively. During the three months ended June 30, 2002, cash and cash equivalents increased $11.6 million. Cash flows from operating activities used approximately $134.3 million, primarily attributable to higher levels of firm securities inventory and the payment of accrued compensation costs. These uses were offset in part by net cash earnings for the quarter. Cash flows from investing activities used $4.7 million, which included payments for equipment and leasehold improvements and purchases of investment securities, offset in part by proceeds from sales and maturities of investment securities. Financing activities provided $149.7 million, of which $156.4 million, net of repayments, resulted from the increase in short-term borrowings described above. During the quarter ended June 30, 2002, we repurchased 156,000 shares of our stock for $8.1 million and we paid cash dividends of $6.7 million.

Our broker-dealer subsidiaries are subject to the requirements of the Securities and Exchange Commission's Uniform Net Capital Rule, which is designed to measure the general financial soundness and liquidity of broker-dealers. As of June 30, 2002, the broker-dealer subsidiaries had aggregate net capital of $326.2 million, which exceeded minimum net capital requirements by $305.8 million. The amount of the broker-dealers' net assets that may be distributed is subject to restrictions under applicable net capital rules.

Contractual and Contingent Obligations

Legg Mason has contractual obligations to make future payments in connection with our short and long-term debt and non-cancelable lease agreements. In addition, we may also be required to make contingent payments under business purchase agreements if certain future events occur. During the quarter ended June 30, 2002, except for the short-term borrowings described above, there were no material changes to Legg Mason's contractual and contingent obligations as discussed under the heading "Contractual and Contingent Obligations" in Part II, Item 7 of Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

In August 2002, one of our subsidiaries entered into a ten year lease commitment commencing in May 2004 to replace its current lease when it expires. The minimum annual aggregate rental payments by fiscal year are as follows: 2005 - $2.7 million, 2006 - $4.2 million, 2007 - $4.7 million, thereafter - $35.2 million. Legg Mason, Inc. is a guarantor on the lease.


Critical Accounting Policies

Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding the reported results of operations and the financial position of Legg Mason. Certain critical accounting policies require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements. Due to their nature, estimates involve judgment based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on our consolidated financial statements. During the quarter ended June 30, 2002, there were no material changes to the matters discussed under the heading "Critical Accounting Policies" in Part II, Item 7 of Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

Forward-Looking Statements

Legg Mason has made in this report, and from time to time may otherwise make in its public filings, press releases and statements by Company management, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning Legg

Mason's operations, economic performance and financial condition. The words or phrases "can be", "may be", "expects", "may affect", "may depend", "believes", "estimate", "project" and similar words and phrases are intended to identify such forward-looking statements.
Such forward-looking statements are subject to various known and unknown risks and uncertainties and Legg Mason cautions readers that any forward-looking information provided by or on behalf of Legg Mason is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond Legg Mason's control, in addition to those discussed elsewhere herein, in Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2002 under the heading "Business-Factors Affecting the Company and the Financial Services Industry," and in Legg Mason's other public filings, press releases and statements by Company management, including (i) the volatile and competitive nature of the financial services business, (ii) changes in domestic and foreign economic and market conditions, (iii) the effect of federal, state and foreign regulation on Legg Mason's business, (iv) market, credit and liquidity risks associated with Legg Mason's investment management, underwriting, securities trading and market-making activities, (v) impairment of acquired intangible assets and goodwill, (vi) potential restrictions on the business of, and withdrawal of capital from, certain subsidiaries of Legg Mason due to net capital requirements,
(vii) potential liability under federal and state securities laws and other laws and regulations governing Legg Mason's business, (viii) the relative investment performance of Legg Mason-sponsored investment funds and other asset management products compared with competing offerings and market indices, (ix) the ability of Legg Mason to maintain investment management and administrative fees at current levels, (x) the level of margin and customer account balances, (xi) the ability to attract and retain key personnel and (xii) the effect of acquisitions, including prior acquisitions. Due to such risks, uncertainties and other factors, Legg Mason cautions each person receiving such forward-looking information not to place undue reliance on such statements. All such forward-looking statements are current only as of the date on which such statements were made. Legg Mason does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the quarter ended June 30, 2002, there were no material changes to the information contained in Part II, Item 7A of Legg Mason's
Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

	On April 5, 2002, in connection with the acquisition by Bartlett & Co., a wholly owned subsidiary of Legg Mason, of substantially all of the assets and business of Wallington Asset Management, Inc. ("Wallington"), Legg Mason issued an aggregate of 59,943 shares of its common stock, par value $.10 per share, to the sole stockholder of Wallington as payment of the purchase price in the acquisition. The issuance of these securities was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Section
4(2) thereof.


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

     (b) No reports on Form 8-K were filed during the quarter ended June 30, 2002

			   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


			       LEGG MASON, INC.
				  (Registrant)


DATE: August 6, 2002             /s/Timothy C. Scheve
				 Timothy C. Scheve
				 Senior Executive Vice President





DATE: August 6, 2002             /s/Charles J. Daley, Jr.
				 Charles J. Daley, Jr.
				 Senior Vice President and
				 Treasurer

		      INDEX TO EXHIBITS

3.1 Articles of Incorporation of Legg Mason, as amended (incorporated by reference to Form 10-Q for the quarter ended September
     30, 2000)

3.2  By-laws of Legg Mason as amended and restated
     April 25, 1988 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended March 31, 1988)

12.  Computation of consolidated ratios of
     earnings to fixed charges