Form 10-Q
period 2002-09-30
LEGG MASON INC
filed 2002-11-13
CIK 704051

Legg Mason, Inc.
	Computation of Consolidated Ratios of Earnings to Fixed Charges
				(Dollars in thousands)




		      Six                        Years ended March 31,
		  Months ended
		  September,2002 2002     2001      2000      1999      1998
Earnings before
income taxes       $152,603  $253,249  $265,820  $254,438  $156,811  $127,565

Fixed Charges
 Interest expense   149,102   127,271   175,389   134,383    94,974    73,776
 Portion of rental
 expense representative
 of interest factor*  9,665    23,341    22,315    17,312    14,457    12,823

Earnings available
 for fixed charges $211,370  $403,861  $463,524  $406,133  $266,242  $214,164


Fixed Charges:
 Interest expense  $ 49,102  $127,271  $175,389  $134,383  $ 94,974  $ 73,776
 Portion of rental
 expense representative
 of interest factor*  9,665    23,341   22,315    17,312    14,457    12,823

Total fixed charges $58,767  $150,612 $197,704  $151,695  $109,431  $ 86,599

Consolidated ratio
 of earnings to
 fixed charges        3.6       2.7      2.3       2.7       2.4       2.5






* The portion of rental expense representative of interest factor is calculated as one-third of the total of Rent, DP Service Bureau and Equipment Rental expenses.