Form 10-Q
period 2002-12-31
LEGG MASON INC
filed 2003-02-13
CIK 704051

SECURITIES AND EXCHANGE COMMISSION

			     Washington, D.C.  20549

				    FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		 SECURITIES EXCHANGE ACT OF 1934

		   For the Quarter Ended December 31, 2002

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

64,778,842 shares of common stock and 2,340,917 exchangeable shares as of the close of business on February 6, 2003. The exchangeable shares, which were issued by Legg Mason Canada Holdings in connection with the acquisition of Perigee Inc., are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting and other rights equivalent to common stock.

PART I.  FINANCIAL INFORMATION




Item 1.  Financial Statements

			LEGG MASON, INC. AND SUBSIDIARIES
		       CONSOLIDATED STATEMENTS OF EARNINGS
		    (In thousands, except per share amounts)
				   (Unaudited)


					   Three months          Nine months
				       ended December 31,     ended December 31,

					  2002      2001      2002       2001

Revenues

   Investment advisory and related fees $215,911  $208,003 $  641,392 $  559,275
   Commissions.........................   79,741    80,861    243,707    243,606
   Principal transactions..............   39,811    37,856    117,234    102,309
   Investment banking..................   23,384    24,443     82,994     72,061
   Interest............................   26,588    33,496     86,394    137,082
   Other...............................   15,536    19,146     42,142     43,424

     Total revenues....................  400,971   403,805  1,213,863  1,157,757
   Interest expense....................   21,216    29,039     70,318    101,601

     Net revenues......................  379,755   374,766  1,143,545  1,056,156


Non-Interest Expenses
   Compensation and benefits...........  225,078   226,470    677,692    642,705
   Communications and technology.......   22,519    24,187     68,044     75,328
   Occupancy...........................   16,044    15,232     49,167     46,219
   Amortization of intangibles.........    6,207     6,258     18,752     12,602
   Other...............................   33,086    35,615    100,466    101,977

     Total non-interest expenses.......  302,934   307,762    914,121    878,831


Earnings Before Income Tax Provision...   76,821    67,004    229,424    177,325
   Income tax provision................   28,967    25,916     87,181     70,486

Net Earnings .......................... $ 47,854  $ 41,088 $  142,243 $  106,839


Earnings per common share
   Basic............................... $   0.73  $   0.63 $     2.16 $     1.64
   Diluted............................. $   0.70  $   0.60 $     2.07 $     1.57


Weighted average number of common
 shares outstanding
   Basic...............................   65,982    65,399     65,999     65,075
   Diluted.............................   68,737    68,198     68,782     68,093


Dividends declared per common share.... $   0.11  $   0.10 $     0.32 $     0.29


Book value per common share at end
 of period.............................                    $    18.02 $    15.65




	       See notes to consolidated financial statements.



			LEGG MASON, INC. AND SUBSIDIARIES
		 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
			      (Dollars in thousands)


						December 31,    March 31, 2002
						   2002
						(Unaudited)


Assets

 Cash and cash equivalents....................    $  825,091       $  468,377
 Cash and securities segregated for regulatory
  purposes or deposited with clearing
  organizations...............................     2,616,639        2,501,613
 Receivables:
  Customers...................................       923,207          996,123
  Investment advisory and related fees........       124,611          114,546
  Brokers and dealers and other...............       106,139          119,058
 Securities borrowed..........................       241,240          324,417
 Financial instruments owned, at fair value...       173,110          133,709
 Investment securities, at fair value.........        30,900           27,737
 Investments of finance subsidiaries..........        17,767           97,263
 Equipment and leasehold improvements, net....        71,115           69,146
 Intangible assets, net.......................       477,659          494,001
 Goodwill.....................................       454,956          443,422
 Other........................................       153,065          150,202

Total Assets..................................    $6,215,499       $5,939,614


Liabilities and Stockholders' Equity
 Liabilities
  Payables:
   Customers..................................    $3,396,482       $3,249,522
   Brokers and dealers........................        32,029           35,009
  Securities loaned...........................       207,690          279,615
  Short-term borrowings.......................       112,207            3,560
  Financial instruments sold, but not yet
    purchased, at fair value..................        62,237           37,909
  Accrued compensation........................       191,812          202,433
  Other.......................................       188,611          169,896
  Notes payable of finance subsidiaries.......        30,672           97,659
  Long-term debt..............................       784,909          779,463

 Total Liabilities............................     5,006,649        4,855,066

 Commitments and Contingencies (Note 8)

 Stockholders' Equity
  Common stock................................         6,474            6,444
  Shares exchangeable into common stock.......         8,820            9,400
  Additional paid-in capital..................       357,891          358,972
  Deferred compensation and employee note
   receivable.................................       (31,348)         (32,007)
  Employee stock trust........................      (105,252)         (90,674)
  Deferred compensation employee stock trust..       105,252           90,674
  Retained earnings...........................       872,378          751,635
  Accumulated other comprehensive loss, net...        (5,365)          (9,896)

 Total Stockholders' Equity...................     1,208,850        1,084,548

Total Liabilities and Stockholders' Equity....    $6,215,499       $5,939,614




		See notes to consolidated financial statements.



			LEGG MASON, INC. AND SUBSIDIARIES
		      CONSOLIDATED STATEMENTS OF CASH FLOWS
			    (Dollars in thousands)
				 (Unaudited)

						      Nine months ended
							December 31,
							2002       2001

Cash Flows from Operating Activities:
 Net earnings........................................ $142,243    $106,839
  Non-cash items included in earnings:
   Depreciation and amortization.....................   41,491      32,448
   Accretion and amortization of securities discounts
     and premiums, net...............................    5,762       5,776
   Originated mortgage servicing rights..............     (956)     (1,602)
   Deferred compensation.............................    7,452       6,300
   Unrealized (gains)losses on investments...........    2,148      (3,331)
   Other.............................................    1,389       1,441
  Deferred income taxes..............................    6,320      12,056

 Decrease(increase) in assets excluding acquisitions:
  Cash and securities segregated for regulatory
   purposes or deposited with clearing organizations. (115,026)   (393,651)
  Receivable from customers..........................   72,916      75,674
  Receivable from investment advisory and related
   fees..............................................   (9,795)     (1,444)
  Receivable from brokers and dealers and other......   13,464     (35,999)
  Securities borrowed................................   83,177     (96,087)
  Financial instruments owned........................  (39,401)    (45,957)
  Other..............................................   (1,740)     (9,517)
 Increase (decrease) in liabilities excluding
   acquisitions:
  Payable to customers...............................  146,960     462,557
  Payable to brokers and dealers.....................   (2,980)    (22,165)
  Securities loaned..................................  (71,925)     47,303
  Financial instruments sold, but not yet purchased..   24,328      10,333
  Accrued compensation...............................  (10,864)     (6,227)
  Other..............................................    4,890       7,954

Cash Provided by Operating Activities................  299,853     152,701

Cash Flows from Investing Activities:
 Payments for:
   Equipment and leasehold improvements..............  (22,257)    (14,973)
   Asset management contracts and mortgage servicing
    portfolios.......................................        -      (2,658)
   Acquisitions, net of cash acquired................   (3,217)   (794,522)
 Net increase in securities purchased under
   agreements to resell..............................        -     (20,000)
 Purchases of investment securities..................  (25,584)     (8,649)
 Proceeds from sales and maturities of investment
   securities........................................  113,305      33,814


Cash Provided by (Used for) Investing Activities.....   62,247    (806,988)



			LEGG MASON, INC. AND SUBSIDIARIES
		      CONSOLIDATED STATEMENTS OF CASH FLOWS
				  (continued)
			     (Dollars in thousands)
				  (Unaudited)


						      Nine months ended
							 December 31,

							2002       2001


Cash Flows from Financing Activities:
 Net increase in short-term borrowings...............  108,647      95,467
 Net proceeds from issuance of long-term debt........        -     664,554
 Repayment of notes payable of finance subsidiaries..  (80,368)    (26,676)
 Issuance of common stock............................   19,440      16,983
 Repurchase of common stock..........................  (33,438)          -
 Dividends paid......................................  (20,810)    (18,481)

Cash (Used for) Provided by Financing Activities.....   (6,529)    731,847

Effect of Exchange Rate Changes on Cash..............    1,143       1,573
Net Increase in Cash and Cash  Equivalents...........  356,714      79,133
Cash and Cash Equivalents at Beginning of Period.....  468,377     556,148

Cash and Cash Equivalents at End of Period........... $825,091    $635,281




SUPPLEMENTAL DISCLOSURE:

Noncash activity:

The value of common stock issued in connection with a business acquisition was $3,262 for the nine months ended December 31, 2002.




		See notes to consolidated financial statements.



			LEGG MASON, INC. AND SUBSIDIARIES
		CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
			      (Dollars in thousands)
				  (Unaudited)


					Three months ended   Nine months ended
					   December 31,        December 31,

					  2002      2001      2002      2001


Net earnings........................... $47,854    $41,088  $142,243  $106,839


Other comprehensive income:
 Foreign currency translation
   adjustment..........................   1,729       (822)    6,920     1,392
 Unrealized gains(losses)on investment
   securities:
    Unrealized holding gains (losses)
     arising during the period.........    (469)    (3,003)     (896)   (2,353)
    Reclassification adjustment for
     (gains)losses included in net
     income............................     152       (680)      242      (840)

    Net unrealized gains (losses)......    (317)    (3,683)     (654)   (3,193)

Deferred gains (losses) on cash flow
  hedges...............................       -          -    (2,726)        -

Deferred income taxes..................     (61)     1,371       991     1,135

 Total other comprehensive income......   1,351     (3,134)    4,531      (666)

Comprehensive income................... $49,205    $37,954  $146,774  $106,173





		See notes to consolidated financial statements.

			LEGG MASON, INC. AND SUBSIDIARIES
		     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		      (In thousands, except per share amounts)
				December 31, 2002
				   (Unaudited)


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

2. Net Capital Requirements:

	Legg Mason's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. The Rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of December 31, 2002, the broker-dealer subsidiaries had aggregate net capital, as defined, of $331,190, which exceeded required net capital by $311,523.

3. Financial Instruments Owned, at Fair Value:

	At December 31, 2002, Legg Mason had pledged securities of $754 as collateral to counterparties for securities loaned transactions, which can be sold or repledged by the counter parties.

4. Intangible Assets and Goodwill:

	The following table reflects the components of intangible assets as of December 31, 2002:


						Cost   Accumulated
						       Amortization


Amortized intangible assets:
  Asset management contracts                  $359,392      $47,018
  Mortgage servicing contracts                   9,883        3,858

 Total amortized intangible assets            $369,275      $50,876


Indefinite-life intangible assets:
  Fund management contracts                   $104,560      $   -
  Trade names                                   54,700          -

 Total indefinite-life intangible assets      $159,260      $   -



	Included in other expenses on the consolidated statements of earnings and other non-cash items included in earnings on the consolidated statements of cash flows are impairment charges of $687 and $1,200 for the nine months ended December 31, 2002 and 2001, respectively, related to Legg Mason's Asset Management segment. These charges represent the unamortized balance of acquired asset management contracts that were terminated.

	Estimated amortization expense for each of the next five fiscal years is as follows:

	   Fiscal year ended March 31:                  Amount

	   2003                                        $24,888
	   2004                                         23,655
	   2005                                         23,347
	   2006                                         22,870
	   2007                                         22,116


	The carrying value of goodwill of $454,956 at December 31, 2002 is primarily attributable to Legg Mason's asset management reporting segment. The increase in the carrying value of goodwill since March 31, 2002 primarily reflects approximately $6,400 from the impact of changes in foreign currency exchange rates, approximately $3,000 related to an increase in ownership interest in Barrett Associates, Inc. and approximately $1,800 from the acquisition of the assets of an investment advisor which was not material to Legg Mason's financial statements.

5. Short-Term Borrowings:

	At December 31, 2002, Legg Mason had an outstanding borrowing of $112,207 under a compensating balance arrangement. The proceeds of the borrowing were used to purchase short-term, highly liquid securities. These securities are pledged as collateral for the credit facility and, due to their characteristics, are classified as cash equivalents on the December 31, 2002 Statement of Financial Condition. As the securities mature, the cash proceeds are used to pay-down the outstanding balance of the credit facility or to purchase additional securities, which are then pledged as collateral for the borrowing.

6. Earnings Per Share:

	Basic earnings per share ("EPS") is calculated by dividing net earnings by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of potential common shares.

	The following tables present the computations of basic and diluted EPS for the three and nine months ended December 31, 2002 and 2001 (shares in thousands):




					 Three months ended December 31,

					      2002              2001

					  Basic   Diluted   Basic   Diluted

Weighted average common
 shares outstanding                       65,982  65,982    65,399  65,399
Potential common shares:
  Employee stock options                       -   2,233         -   2,309
  Shares related to
    deferred compensation                      -     522         -     490

Weighted average common
  and common equivalent
  shares outstanding                      65,982  68,737    65,399  68,198

Net earnings applicable
   to common stock                       $47,854 $47,854   $41,088 $41,088

Earnings per common share                $  0.73 $  0.70   $  0.63 $  0.60





					 Nine months ended December 31,

					     2002              2001

					Basic   Diluted    Basic   Diluted

Weighted average common
 shares outstanding                       65,999   65,999     65,075   65,075
Potential common shares:
  Employee stock options                       -    2,255          -    2,522
  Shares related to
    deferred compensation                      -      528          -      496

Weighted average common
  and common equivalent
  shares outstanding                      65,999   68,782     65,075   68,093

Net earnings applicable
   to common stock                      $142,243 $142,243   $106,839 $106,839

Earnings per common share               $   2.16 $   2.07   $   1.64 $   1.57




7. Accounting Developments:

	The following pronouncements have been issued by the Financial Accounting Standards Board ("FASB") since March 31, 2002.

	Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" requires the fair value of a liability to be recorded for costs associated with the retirement of tangible long-lived assets in the period in which the liability is incurred if it can be reasonably estimated.

	SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."
This statement principally addresses implementation issues of SFAS No. 121, including developing a single accounting model for long-lived assets to be disposed of by sale.

	SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" primarily provides guidance for reporting gains and losses from extinguishments of debt and sale-leaseback transactions.

	SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces the existing guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

	SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9". This statement provides guidance on the accounting for the acquisition of a financial institution, which had previously been addressed in SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations", and SFAS No. 142, " Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include long-term customer-relationship intangible assets, other than those with indefinite lives, and would require these assets to be subject to an undiscounted cash flow recoverability impairment test that SFAS No.
144 requires for other long-lived assets that are held and used.

	SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" amends SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS 148 are effective for Legg Mason's March 31, 2003 financial statements and interim periods thereafter.

	FASB Interpretation Number ("FIN") 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No.
5, 57 and 107 and rescission of FASB Interpretation No. 34" expands the disclosure requirements to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. FIN 45 also requires, under certain circumstances, the recognition, at the inception of a guarantee, of a liability for the fair value of the obligation as a result of issuing the guarantee. Guarantees of an entity's own future performance are not within the scope of FIN 45.

	FIN 46 "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" requires the consolidation of the assets, liabilities and results of operations of variable interest entities ("VIE") by the primary beneficiary. FIN 46 also requires the disclosure of information concerning variable interest entities by entities that hold significant variable interests but may not be the primary beneficiary. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and is effective for interim periods beginning after June 15, 2003 for interests in variable interest entities that were acquired before February 1, 2003. FIN 46 also requires the disclosure of the nature, purpose, size and activities of variable interest entities, as well as the maximum exposure to loss in connection with VIE's for any financial statements issued after January 31, 2003 if it is reasonably possible that an entity will consolidate or disclose information about a VIE when FIN 46 becomes effective.

	During the nine months ended December 31, 2002, SFAS Nos. 143, 144, 145, 146 and 147 became effective and did not materially impact the consolidated financial statements. We have adopted the disclosure requirements of FIN 45 and 46 and are in the process of evaluating the impact of the remaining provisions, which are effective in subsequent periods. We will adopt the disclosure requirements of SFAS No. 148 for our March 31, 2003 financial statements.

8. Commitments and Contingencies:

	Legg Mason leases office facilities and equipment under non-cancelable operating leases and also has multi-year agreements for data processing and other services. These leases and service agreements expire on varying dates through 2015. Certain leases provide for renewal options and contain escalation clauses providing for increased rentals based upon maintenance, utility and tax increases.

	The minimum annual aggregate rentals for each fiscal year are as follows:

	    Remaining 2003....................      $  17,107
	    2004..............................         60,464
	    2005..............................         50,324
	    2006..............................         42,146
	    2007..............................         36,560
	    Thereafter........................        115,946
	    Total.............................      $ 322,547


	In August 2002, one of Legg Mason's subsidiaries entered into a ten-year lease commitment commencing May 2004 to replace its current lease when it expires. Legg Mason, Inc. is a guarantor on the lease. Additionally, in November 2002, another of Legg Mason's subsidiaries entered into a ten-year lease commitment commencing August 2003 to replace its current lease when it expires. The minimum annual aggregate rentals under these leases are included in the table above. Legg Mason, Inc. is also the guarantor of a lease for office space of an unconsolidated joint venture. The lease extends through December 2010. At December 31, 2002, the maximum amount of future rental payments that could be required under this guarantee is $7,962 over the remaining term of the lease, and is excluded from the table above. If required to pay under this guarantee, Legg Mason, Inc. would be eligible to seek partial recovery from the other party to the joint venture.

	Legg Mason has been the subject of customer complaints and has also been named as a defendant in various legal actions arising primarily from securities brokerage, asset management and investment banking activities, including certain class actions, which primarily allege violations of securities laws and seek unspecified damages, which could be substantial. Legg Mason has also been involved in governmental and self regulatory agency investigations and proceedings. In accordance with SFAS No. 5, "Accounting for Contingencies," Legg Mason has established reserves for potential losses that may result from pending complaints, legal actions, investigations and proceedings. While the ultimate resolution of these actions cannot be currently determined, in the opinion of management, after consultation with legal counsel, the actions are expected to be resolved with no material adverse effect on Legg Mason's financial condition. However, if during any period a potential adverse contingency should become probable or resolved, the results of operations in that period could be materially affected. In addition, the ultimate costs of litigation-related charges can vary significantly from period to period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution or insurance reimbursement.

9. Business Combinations and Dispositions:

	Legg Mason acquired Royce & Associates, Inc. ("Royce") on October 1, 2001, and Private Capital Management, L.P. ("PCM") on August 1,
2001. The following unaudited pro-forma consolidated results are presented as though the acquisitions of Royce and PCM had occurred at the beginning of the period presented.

						    Nine months ended
						    December 31, 2001

Net revenues                                            $1,101,571

Net earnings                                            $  115,954

Earnings per common share:
	Basic                                           $     1.78
	Diluted                                         $     1.70

	Legg Mason has contractual obligations to make future payments in connection with business acquisitions if the acquired entities achieve certain revenue levels. These payments are payable through fiscal 2007 and will not exceed approximately $814,900.

	During the nine months ended December 31, 2002, Legg Mason sold certain contracts in its bank brokerage network for proceeds of $1,600, which resulted in a pre-tax gain of $1,300. Additionally, the sale provides for future contingent proceeds over the next two years based on certain performance provisions. The total sales price is not expected to exceed $3,200. The effect of the sale of these contracts on Legg Mason's continuing net revenues and earnings before income taxes is not material.

10. Business Segment Information:

	Legg Mason currently operates through four business segments:
Asset Management, Private Client, Capital Markets and Other. The business segments are based upon factors such as the services provided and distribution channels served. Certain services that Legg Mason offers are provided to clients through more than one of its business segments. Legg Mason allocates certain common income and expense items among its business segments based upon various methodologies and factors. These methodologies are by their nature subjective and are reviewed periodically by management. Business segment results in the future may reflect reallocations of revenues and expenses that result from changes in methodologies, but such reallocations will have no effect on Legg Mason's consolidated results of operations.

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

	The Private Client segment distributes a wide range of financial products through its branch distribution network, including equity and fixed income securities, proprietary and non-affiliated mutual funds and annuities. Private Client's primary sources of revenues consist of commissions and principal credits earned on equity and fixed income transactions in customer brokerage accounts, distribution fees earned on mutual funds, fees earned on fee-based brokerage and managed accounts and net interest from customers' margin loan and credit account balances. Sales credits associated with underwritten offerings initiated in the Capital Markets segment are reported in Private
Client when sold through its branch distribution network.

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

	Business segment financial results are as follows:




			       Three months ended    Nine months ended
				 December 31,           December 31,

				2002        2001        2002        2001

Net revenues:
  Asset Management........... $165,810    $152,868  $  480,477  $  394,526
  Private Client.............  143,125     151,823     445,182     461,322
  Capital Markets............   61,332      62,512     194,861     176,489
  Other......................    9,488       7,563      23,025      23,819

			      $379,755    $374,766  $1,143,545  $1,056,156


Earnings before income tax
 provision:
  Asset Management........... $ 47,540    $ 39,925  $  134,010  $  104,803
  Private Client.............   16,389      15,212      56,002      41,965
  Capital Markets............   12,021      11,300      39,773      29,638
  Other......................      871         567        (361)        919

			      $ 76,821    $ 67,004  $  229,424  $  177,325



	Legg Mason does not analyze asset information in all business segments.

	Legg Mason principally operates in the United States of America, the United Kingdom and Canada. Revenues and expenses for geographic purposes are allocated based on the location of the office providing the service.

	Results by geographic region are as follows:



				Three months ended    Nine months ended
				  December 31,           December 31,

				  2002       2001        2002      2001

Net revenues:
  United States.............   $361,742   $355,982   $1,090,194  $1,001,309
  United Kingdom............      9,298      8,739       27,232      26,409
  Canada....................      5,726      7,152       18,351      22,068
  Other.....................      2,989      2,893        7,768       6,370

			       $379,755   $374,766   $1,143,545  $1,056,156


Earnings before income tax
 provision:
  United States.............   $ 74,852   $ 65,714   $  224,760  $  171,591
  United Kingdom............       (697)    (1,785)      (2,916)     (5,264)
  Canada....................      2,018      1,507        5,987       8,450
  Other.....................        648      1,568        1,593       2,548

			       $ 76,821   $ 67,004   $  229,424  $  177,325



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

Our profitability may vary significantly from period to period as a result of a variety of factors, including the amount of assets under management, the volume of trading in securities, the volatility and general level of securities prices and interest rates, the level of customer margin and credit account balances and the demand for investment banking services. Accordingly, sustained periods of unfavorable market conditions may adversely affect our profitability. For a further discussion of factors that may affect our results of operations, refer to Item 1 "Business Factors Affecting the Company and the Financial Services Industry" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

Terms such as "we," "us," "our," and "company" refer to Legg Mason.


Business Environment

Despite increases in the major equity market indices during the quarter ended December 31, 2002, market conditions continued to be volatile and the future outlook uncertain due to a number of issues, including the state of the domestic economy, the situations in Iraq and North Korea and industry and corporate governance lapses in the United States. The Dow Jones Industrial Average, the Nasdaq Composite Index and the S&P 500 were up 10%, 14% and 8%, respectively, for the quarter, but were down 20%, 28% and 23%, respectively, for the nine months ended December 31, 2002. During January 2003, the gains for the quarter as measured by the major indices were erased. To help stimulate the economy, the U.S. Federal Reserve lowered interest rates by 0.50% to 1.25%, the lowest level since 1961. In addition, regulatory proceedings and investigations of the relationships between research analysts and investment banking operations at financial services companies has created uncertainty as to whether companies in the industry will be required to make significant changes in their research or investment banking operations.


Consolidated Results of Operations

Net revenues, net earnings and diluted earnings per share were up 1% to $379.8 million, 16% to $47.9 million and 17% to $0.70, respectively as compared to the prior year's quarter, and were up 8% to $1.14 billion, 33% to $142.2 million and 32% to $2.07, respectively, as compared to the prior nine month period. These increases were primarily the result of the inclusion, and subsequent growth, of Royce & Associates, Inc. ("Royce") and Private Capital Management, L.P. ("PCM"). Royce and PCM contributed increases in net revenues of $10.6 million and $79.8 million for the quarter and nine months ended December 31, 2002, respectively.

Growth at our fixed income institutional investment advisor contributed increased net revenues of $10.6 million for the quarter and $29.3 million for the nine months ended December 31, 2002. Additionally, net earnings increased over the prior year periods as a result of decreases in litigation related costs and cost savings initiatives. The increases in the quarter and nine months ended December 31, 2002 were offset in part by declines in revenues from company-sponsored equity mutual funds of $9.7 million and $29.8 million, respectively. The increases in the nine months ended December 31, 2002 were also offset in part by a decline of $19.4 million in net interest profit. Compared to the quarter ended September 30, 2002, net revenues, net earnings and diluted earnings per share increased 2%, 5% and 6%, respectively. These increases were primarily the result of a $7.6 million increase in performance related investment advisory fees and reduced litigation related expenses. If weaknesses in the equity markets and low investor confidence continue, our revenues and profits are likely to be negatively impacted.

Investment advisory and related fee revenue increased 4% to $215.9 million during the quarter ended December 31, 2002 as a result of a 9% increase in assets under management and a $3.3 million increase in performance fees earned at our fixed income institutional investment advisor, as well as higher revenues of $6.6 million from Royce and $2.6 million from PCM. These increases were partially offset by declines of $9.7 million in revenues from our company-sponsored equity mutual funds, whose asset values decreased approximately 17% primarily as a result of market depreciation, and lower revenues at our non-U.S. based investment
advisors of $3.2 million.   Investment advisory and related fee revenue
for the nine months ended December 31, 2002 increased 15% to $641.4 million. This increase is primarily the result of the addition of $89.3 million of fees from Royce and PCM, and growth of $29.3 million in fees from our fixed income institutional investment advisor, offset in part by declines in fees from company-sponsored equity mutual funds of $29.8 million and lower revenues at our non-U.S. based investment advisors of $9.5 million.

Revenues from securities brokerage activities, including both commissions and principal transactions, increased 1% to $119.6 million during the quarter ended December 31, 2002, primarily as a result of an increase in sales of annuities and higher retail fixed income transaction volume, offset in part by declines in listed and over-the-counter retail securities transactions. Securities brokerage revenues increased 4% to $360.9 million during the nine months ended December 31, 2002 as a result of increases in the volume of both retail and institutional fixed income transactions and the addition of a full period of commissions earned by PCM's brokerage operations. These increases were offset in part by a decline in listed and over-the-counter retail transaction volume.

Revenues from investment banking activities decreased 4% to $23.4 million during the quarter ended December 31, 2002, primarily due to a decline in private placement and advisory revenues, partially offset by an increase in institutional equity selling concessions and municipal banking fees. Investment banking revenues increased 15% to $83.0 million during the nine months ended December 31, 2002, primarily due to an increase in corporate selling concessions and an increase in municipal banking fees.

Other revenues during the quarter ended December 31, 2002 decreased 19% to $15.5 million, primarily as a result of $5.9 million of unrealized gains on firm investments in the prior year's quarter. This decrease was offset in part by an increase in loan origination fees earned at our mortgage banking subsidiary. Other revenues during the nine months ended December 31, 2002 decreased 3% to $42.1 million, primarily as a result of $4.8 million of gains on firm investments in the prior year period. This decline was offset in part by an increase in customer related account fees and a $1.3 million realized gain on the sale of certain contracts in our bank brokerage network.

Net interest profit increased 21% to $5.4 million from $4.5 million in the prior year's quarter, primarily as a result of a decrease in interest expense of $6.3 million on customer credit account balances, due to lower average interest rates paid, and increased revenue of $1.2 million on higher firm investment balances. These increases in interest profit were partially offset by a decrease of $7.0 million in interest earned on customer margin and firm investment balances due to lower average interest rates. Net interest profit declined 55% to $16.1 million from $35.5 million in the prior nine month period, primarily as a result of a decrease of $45.4 million in interest revenue due to lower average interest rates earned on customer account and firm investment balances and an increase in interest expense of $9.2 million as a result of an increase in acquisition-related debt. These decreases in net interest profit were partially offset by a decrease in interest expense of $35.0 million as a result of lower average interest rates paid on customer credit account balances.
During the quarter and nine months ended December 31, 2002, net interest profit accounted for 7% of consolidated pre-tax profits, remaining flat from the prior year's quarter, and down significantly from 20% in the prior nine month period.

Quarter Ended December 31, 2002 Compared to Quarter Ended December 31,
2001

Revenues By Segment

The following table sets forth, for the periods indicated, net revenues and pre-tax earnings by business segment.




					   Three months ended
					      December 31,

					    2002        2001

Net revenues:
  Asset Management...........               $165,810    $152,868
  Private Client.............                143,125     151,823
  Capital Markets............                 61,332      62,512
  Other......................                  9,488       7,563

					    $379,755    $374,766


Earnings before income tax
 provision:
  Asset Management...........               $ 47,540    $ 39,925
  Private Client.............                 16,389      15,212
  Capital Markets............                 12,021      11,300
  Other......................                    871         567

					    $ 76,821    $ 67,004




Asset Management:

Net revenues in the Asset Management segment increased to $165.8 million, up 8% over the prior year's quarter. Pre-tax earnings were
$47.5 million, a 19% increase over the December 2001 quarter.   The
increase in net revenues was primarily the result of increases in assets under management at our fixed income institutional advisor, as well as growth at Royce and PCM, offset in part by declines in fees from company-sponsored equity mutual funds and lower revenues at our non-U.S. based investment advisors. Expenses rose 3% as a result of increased compensation costs on higher revenues, partially offset by $3.0 million in increased litigation related costs and a $1.2 million intangible asset impairment charge in the prior period. The pre-tax profit margin increased to 29% from 26%. Asset Management represented 44% of consolidated net revenues for the quarter ended December 31, 2002, an increase from 41% in the corresponding quarter of the prior year. Total assets under management were $184.7 billion as of December 31, 2002, an increase of $14.6 billion or 9% from December 31, 2001. As of December 31, 2002, approximately $124.0 billion or 67% of assets under management were fixed income related and $60.7 billion or 33% were equity related. As of December 31, 2001, approximately $106.5 billion or 63% of assets under management were fixed income related and $63.6 billion or 37% were equity related. Our assets under management mix as of December 31, 2002 was as follows: Mutual Funds - $35.7 billion (19%); Institutional - $129.5 billion (70%); and Wealth Management - $19.5 billion (11%).

Private Client:

Despite a decline in net revenues of $8.7 million or 6%, Private Client's pre-tax earnings increased by $1.2 million or 8% over the prior year's quarter. Improved pre-tax earnings resulted primarily from lower compensation and profit sharing costs. These decreases in expenses more than offset the $7.1 million reduction in net revenues that resulted from a decline in distribution fee revenue on company-sponsored equity mutual funds and lower retail securities transaction volume. The pre-tax profit margin increased to 11% from 10%. Private Client represented 38% of consolidated net revenues in December 2002, a decrease from 41% in the prior year's quarter.

Capital Markets:

Capital Markets net revenues of $61.3 million decreased 2% from $62.5 million in the prior year's quarter and pre-tax earnings rose $0.7 million to $12.0 million. The decline in net revenue was the result of decreased corporate banking activities, lower volume of listed institutional transactions and a decline in unrealized gains on warrants acquired in connection with private placements. These decreases were partially offset by an increase in municipal banking revenues and fixed income trading profits. The improvement in pre-tax earnings was primarily due to lower incentive compensation costs. The pre-tax profit margin increased to 20% from 18%. Capital Markets represented 16% of consolidated net revenues for the quarter December 31, 2002, a decrease from 17% in the prior year's quarter.

Other:

Other revenues consist principally of the results of our real estate service business and unallocated corporate revenues and expenses. Net revenues increased 25% to $9.5 million from $7.6 million in the corresponding prior year period, primarily due to an increase in loan origination fees at our mortgage banking subsidiary, offset in part by losses from limited partnership investments in the prior period.


Consolidated Expenses

Compensation and benefits:

Compensation and benefits decreased 1% to $225.1 million from $226.5 million in the prior year's quarter, primarily attributable to declines in sales commissions on retail securities transactions and distribution fees and lower costs related to our profit sharing plan. These decreases were partially offset by an increase in incentive expense related to Asset Management activities.

Communications and technology:

Communications and technology expense declined 7% to $22.5 million from $24.2 million in the prior year's quarter, primarily as a result of decreases in costs for consulting fees and leased computer equipment.

Occupancy:

Occupancy was $16.0 million, up 5% from $15.2 million in the corresponding prior year quarter, primarily due to an increase in rent as a result of additional expenses at our fixed income institutional investment advisor and higher operating expenses at our corporate headquarters.

Amortization of intangible assets:

Amortization of intangible assets of $6.2 million for the quarter ended December 31, 2002 remained relatively unchanged from the prior year quarter.

Other:

Other expenses decreased 7% to $33.1 million from $35.6 million in the prior year's quarter, primarily as a result of a decrease in litigation expenses of approximately $3.0 million and the impact of a $1.2 million intangible asset impairment charge in the prior year's quarter, offset in part by higher expenses related to advances to financial advisors.

Income tax provision:

The provision for income taxes increased 12% to $29.0 million, from $25.9 million in the prior year's quarter, primarily as a result of the increase in pre-tax earnings. The effective tax rate declined to 37.7% in the December 2002 quarter from 38.7% in the December 2001 quarter as a result of lower effective state income tax rates.


Nine Months Ended December 31, 2002 Compared to Nine Months Ended
December 31, 2001

Revenues By Segment

The following table sets forth, for the periods indicated, net revenues and pre-tax earnings by business segment.




						Nine months ended
						   December 31,

						2002        2001

Net revenues:
  Asset Management...........                $  480,477   $  394,526
  Private Client.............                   445,182      461,322
  Capital Markets............                   194,861      176,489
  Other......................                    23,025       23,819

					     $1,143,545   $1,056,156

Earnings before income tax
 provision:
  Asset Management...........                $  134,010   $  104,803
  Private Client.............                    56,002       41,965
  Capital Markets............                    39,773       29,638
  Other......................                      (361)         919

					     $  229,424   $  177,325


Asset Management:

Net revenues in Asset Management increased by $86.0 million or 22% and pre-tax earnings increased $29.2 million or 28% over the prior year's period, principally as a result of the addition of $79.8 million of net revenues and $31.8 million of pre-tax earnings from Royce and PCM (including an increase of $14.0 million in interest expense related to the debt issued to finance the acquisitions). Revenue growth at our fixed income institutional investment advisor was offset in part by declines in fees from company-sponsored equity mutual funds and declines in net revenues from our non-U.S. based investment advisors. In addition, interest revenue decreased $4.4 million, primarily as a result of lower average interest rates earned on firm investments. Included in the prior year period is $2.3 million of interest earned on proceeds from debt issued to finance acquisitions. The pre-tax profit margin increased to 28% from 27%. Asset Management represented 42% of consolidated net revenues for the nine months ended December 31, 2002, an increase from 37% in the prior year's period.

Private Client:

Private Client net revenues for the nine months ended December 31, 2002 decreased $16.1 million or 3%, while pre-tax earnings increased by $14.0 million or 33%, over the prior year's period. Net revenues declined primarily due to a decrease of $14.8 million in distribution fee revenues on company-sponsored equity mutual funds. The pre-tax profit margin increased to 13% from 9%. The improvements in net earnings and profit margin are due to a decline in non-interest expenses, primarily attributable to expense reduction initiatives implemented last year, including consolidated branches, a reduced number of full-time employees, and lower costs for communication services. Private Client represented 39% of consolidated net revenues in December 2002, a decrease from 44% in the prior year's period. Net interest profit in Private Client decreased 16% to $37.1 million for the nine months ended December 31, 2002, primarily due to a decline in interest earned on customer margin account and firm investment balances, both of which resulted from significantly lower average interest rates. These decreases in interest revenue were offset in part by a decrease in interest paid on customer credit account balances.

Capital Markets:

Capital Markets net revenues were $194.9 million, an increase of 10% from $176.5 million, while pre-tax earnings were $39.8 million, an increase of 34% from the prior year's period. The increase in net revenues was attributable to higher institutional fixed income and equity transaction volume and increases in municipal banking fees and fixed income trading profits. These increases were partially offset by a change in mark-to-market adjustments related to warrants acquired in connection with private placements. The pre-tax profit margin increased to 20% from 17%. Capital Markets represented 17% of consolidated net revenues in both the nine months ended December 31, 2002 and 2001.

Other:

Other revenues consist principally of the results of our real estate service business and unallocated corporate revenues and expenses. In the nine months ended December 31, 2002, net revenues and pre-tax earnings declined $0.8 million and $1.3 million, respectively, from the prior year's period, reflecting a reduction in net interest profit and fees from our mortgage banking subsidiary, partially offset by an impairment charge related to private equity investments in the prior year period.


Consolidated Expenses

Compensation and benefits:

Compensation and benefits increased 5% to $677.7 million from $642.7 million in the prior year's period, primarily attributable to the addition of expenses of PCM and Royce and higher profitability-based incentive expense related to Asset Management activities. These increases were offset in part by a decline in retail sales and distribution fee commissions and reduced expenses due to a lower number of Private Client employees.

Communications and technology:

Communications and technology expense declined 10% to $68.0 million from $75.3 million in the prior year's period, primarily as a result of decreased costs for consulting fees and leased computer equipment.

Occupancy:

Occupancy was $49.2 million, up 6% from $46.2 million in the prior year's period, primarily due to the addition of expenses of acquired entities, higher operating expenses at our corporate headquarters and additional space occupied by our fixed income institutional investment advisor.

Amortization of intangible assets:

Amortization of intangible assets increased to $18.8 million for the nine months ended December 31, 2002 from $12.6 million in the prior year, primarily as a result of $5.5 million related to amortization of asset management contracts acquired in the PCM acquisition.

Other:

Other expenses decreased 2% to $100.5 million from $102.0 million in the prior year's period, primarily as a result of a decline in litigation related expenses of approximately $6.1 million, offset in part by an increase in expenses from commissions paid to third party distributors of Royce funds and an increase of $1.9 million for expenses related to advances to financial advisors.

Income tax provision:

The provision for income taxes increased 24% to $87.2 million, from $70.5 million in the prior year's period, primarily as a result of the increase in pre-tax earnings. The effective tax rate declined to 38.0% in the nine months ended December 31, 2002 from 39.7% in the prior year's period due to lower state income taxes, $2.0 million in one-time net state income tax refunds and a lower effective foreign tax rate.

Business Segments

We allocate certain common income and expense items among our business segments based upon various methodologies and factors. These methodologies are by their nature subjective and are reviewed periodically by management. Business segment results in the future may reflect reallocations of revenues and expenses that result from changes in methodologies, but any reallocations will have no effect on our consolidated results of operations.

Liquidity and Capital Resources

The primary objective of our capital structure and funding practices is to appropriately support Legg Mason's business strategies, as well as the regulatory capital requirements of our subsidiaries, and to provide needed liquidity at all times. Liquidity and the access to liquidity are essential to our on-going operations. For a further discussion of our principal liquidity and capital resources policies, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

Except for the use of Legg Mason's short-term credit facilities to finance a compensating balance arrangement described below, and the increase in stockholder's equity from the results of operations for the nine months ended December 31, 2002, there has been no material change in our financial condition since March 31, 2002. Excess cash is typically invested primarily in institutional money market funds or securities purchased under agreements to resell.

At December 31, 2002, Legg Mason had an outstanding borrowing of $112.2 million under a compensating balance arrangement. The proceeds of the borrowing were used to purchase short-term, highly liquid securities. These securities are pledged as collateral for the credit facility and, due to their characteristics, are classified as cash equivalents on our December 31, 2002 Statement of Financial Condition. As the securities mature, the cash proceeds are used to pay-down the outstanding balance of the credit facility or to purchase additional securities, which are then pledged as collateral for the borrowing. In addition, from time to time, we may borrow from our committed, unsecured revolving credit facility for short-term general corporate purposes.

Legg Mason's assets consist primarily of cash and cash equivalents, collateralized short-term receivables, investment advisory fee receivables, securities owned and borrowed, intangible assets and goodwill. Our assets are principally funded by payables to customers, securities loaned, bank loans, long-term debt and equity.

At December 31, 2002, Legg Mason's total assets and stockholders' equity were $6.2 billion and $1.2 billion, respectively. During the nine months ended December 31, 2002, cash and cash equivalents increased $356.7 million. Cash flows from operating activities provided approximately $299.9 million, primarily attributable to an increase in net customer payables and net earnings adjusted for depreciation and amortization, offset in part by an increase in cash and securities segregated for regulatory purposes. Cash flows from investing activities provided $62.2 million, which included proceeds from sales and maturities of investment securities, offset in part by purchases of investment securities and payments for equipment and leasehold improvements. Financing activities used $6.5 million, as a result of the repayment of notes payable of finance subsidiaries and the repurchase of common stock, partially offset by an increase in short-term borrowings, net of repayments, as described above. During the nine months ended December 31, 2002, we repurchased 708,800 shares of our stock for $33.4 million and we paid cash dividends of $20.8 million.

Our broker-dealer subsidiaries are subject to the requirements of the Securities and Exchange Commission's Uniform Net Capital Rule, which is designed to measure the general financial soundness and liquidity of broker-dealers. As of December 31, 2002, the broker-dealer subsidiaries had aggregate net capital of $331.2 million, which exceeded minimum net capital requirements by $311.5 million. The amount of the broker-dealers' net assets that may be distributed is subject to restrictions under applicable net capital rules.

Contractual and Contingent Obligations

Legg Mason has contractual obligations to make future payments in connection with our short and long-term debt and non-cancelable lease agreements. In addition, we may also be required to make contingent payments under business purchase agreements if certain future events occur.

The following table sets forth these contractual and contingent obligations by fiscal year:




			 Remaining                             There-
(in millions)              2003     2004   2005   2006   2007   after   Total

Contractual Obligations:
Short-term borrowings by
 contract maturity         $112.2  $   -  $   -  $   -  $   -  $   -  $  112.2
Long-term borrowings by
 contract maturity (a)       30.7   264.0     -   100.0     -   425.0    819.7
Coupon interest on long-
 term borrowings             17.6    35.2   35.2   35.2   31.9   43.0    198.1
Minimum rental commitments   17.1    60.5   50.3   42.1   36.6  115.9    322.5

Total Contractual
 Obligations                177.6   359.7   85.5  177.3   68.5  583.9  1,452.5

Contingent Obligations:
Contingent payments related
 to business acquisitions(b)  0.1     1.0  500.0   13.8  300.0     -     814.9

Total Contractual and
 Contingent Obligations(c) $177.7  $360.7 $585.5 $191.1 $368.5 $583.9 $2,267.4



a) The amount reflected for long-term borrowings due in 2003 represents notes payable of finance subsidiaries. This obligation will be funded by proceeds from the related investments, which will mature in 2003. Payments in 2004 reflect amounts that may be due to holders of the zero coupon convertible senior notes, which represents the accreted value on the earliest possible date that the holders may require us to purchase the notes. Legg Mason has the option to pay the purchase price in cash, shares of common stock or a combination of both.

b) The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of business purchase agreements.

c) The table above does not include approximately $23.9 million in capital commitments to investment partnerships in which Legg Mason is a limited partner. These obligations will be funded, as required, through the end of the commitment periods that range from 2003 to 2010. These capital commit-ments also include $1.3 million of commitments to lend employees funds to invest in one of these partnerships.


Critical Accounting Policies

Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding the reported results of operations and the financial position of Legg Mason. Certain critical accounting policies require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements. Due to their nature, estimates involve judgment based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on our consolidated financial statements. During the nine months ended December 31, 2002, except for the Collateralized Debt Obligations ("CDO") described below, there were no material changes to the matters discussed under the heading "Critical Accounting Policies" in Part II, Item 7 of Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

During the nine months ended December 31, 2002, one of our asset management subsidiaries became the collateral manager of two CDOs.
These CDOs are investment vehicles for investors and issued, in total, approximately $952 million of debt, which was used to acquire portfolios consisting primarily of high quality asset-backed securities. Legg Mason did not sell any assets to these CDOs. For our services as collateral manager, we are entitled to receive senior management fees and may be eligible under certain circumstances to receive subordinated management fees. We may be removed as collateral manager under certain conditions.

Currently, we do not own an equity interest in any of the CDOs. Other than the derivative contract described at March 31, 2002, we have no financial commitments or guarantees to the CDOs and the underlying debt is non-recourse to us as collateral manager. As such, these CDOs are not consolidated. Our maximum exposure to loss as collateral manager at December 31, 2002 is the loss of management fees earned but unpaid,
which approximates $0.5 million.   We have also recorded an unrealized
loss of $3.0 million at December 31, 2002 related to the derivative contract.

All of the CDOs described above are Special Purpose Entities and are likely to qualify as Variable Interest Entities ("VIEs") under FASB Interpretation Number ("FIN") 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" as described in the "Recent Accounting Developments" section of this 10-Q. We have adopted the disclosure requirements of FIN 46 for the CDOs and are in the process of evaluating the impact of the remaining provisions of FIN 46, which become effective in our quarter ending September 30, 2003. In addition, in the normal course of our business activities we become the general partner and in some cases a limited partner in investment partnerships and the investment manager and/or managing member in limited liability companies and we are currently evaluating the impact of FIN 46 on these entities.

Forward-Looking Statements

Legg Mason has made in this report, and from time to time may otherwise make in its public filings, press releases and statements by Company management, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning Legg Mason's operations, economic performance and financial condition. The words or phrases "can be", "may be", "expects", "may affect", "may depend", "believes", "estimate", "project" and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and Legg Mason cautions readers that any forward-looking information provided by or on behalf of Legg Mason is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond Legg Mason's control, in addition to those discussed elsewhere herein, in Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2002 under the heading "Business-Factors Affecting the Company and the Financial Services Industry," and in Legg Mason's other public filings, press releases and statements by Company management, including (i) the volatile and competitive nature of the financial services business, (ii) changes in domestic and foreign economic and market conditions, including, without limitation, the duration and severity of the current difficult conditions in the equity markets and in the domestic economy, (iii) the effect of federal, state and foreign regulation on Legg Mason's business, including, without limitation, the effects that the current regulatory proceedings and investigations into research analyst conflicts in the financial services industry may have on Legg Mason's investment banking, institutional sales or retail brokerage businesses, all of which have historically received support from Legg Mason's equity research department, the effects on the Company of the current brokerage industry-wide regulatory inquiry into whether retail customers have received the full benefit of available reductions in mutual fund load fees and the effects of the performance and potential regulatory issues in the investment trust business in the United Kingdom, (iv) market, credit and liquidity risks associated with Legg Mason's investment management, underwriting, securities trading and market-making activities, (v) impairment of acquired intangible assets and goodwill,
(vi) potential restrictions on the business of, and withdrawal of capital from, certain subsidiaries of Legg Mason due to net capital requirements, (vii) potential liability under federal and state securities laws and other laws and regulations governing Legg Mason's business, (viii) the relative investment performance of Legg Mason-sponsored investment funds and other asset management products compared with competing offerings and market indices, (ix) the ability of Legg Mason to maintain investment management and administrative fees at current levels, (x) the level of margin and customer account balances,
(xi) the ability to attract and retain key personnel and (xii) the effect of acquisitions, including prior acquisitions. Due to such risks, uncertainties and other factors, Legg Mason cautions each person receiving such forward-looking information not to place undue reliance on such statements. All such forward-looking statements are current only as of the date on which such statements were made. Legg Mason does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Recent Accounting Developments

The following pronouncements have been issued by the Financial
Accounting Standards Board ("FASB") since March 31, 2002.

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

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces the existing guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9". This statement provides guidance on the accounting for the acquisition of a financial institution, which had previously been addressed in SFAS No. 72, "Accounting for Certain Acquisitions of

Banking or Thrift Institutions," and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations", and SFAS No. 142, " Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include long-term customer-relationship intangible assets, other than those with indefinite lives, and would require these assets to be subject to an undiscounted cash flow recoverability impairment test that SFAS No. 144 requires for other long-lived assets that are held and used.

SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" amends SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS 148 are effective for Legg Mason's March 31, 2003 financial statements and interim periods thereafter.

FIN 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34" expands the disclosure requirements to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. FIN 45 also requires, under certain circumstances, the recognition, at the inception of a guarantee, of a liability for the fair value of the obligation as a result of issuing the guarantee. Guarantees of an entity's own future performance are not within the scope of FIN 45.

FIN 46 requires the consolidation of the assets, liabilities and results of operations of variable interest entities by the primary beneficiary. FIN 46 also requires the disclosure of information concerning variable interest entities by entities that hold significant variable interests but may not be the primary beneficiary. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and is effective for interim periods beginning after June 15, 2003 for interests in variable interest entities that were acquired before February 1, 2003. FIN 46 also requires the disclosure of the nature, purpose, size and activities of variable interest entities, as well as Legg Mason's maximum exposure to loss in connection with VIE's for any financial statements issued after January 31, 2003 if it is reasonably possible that an entity will consolidate or disclose information about a VIE when FIN 46 becomes effective.

During the nine months ended December 31, 2002, SFAS Nos. 143, 144, 145, 146 and 147 became effective and did not materially impact the consolidated financial statements. We have adopted the disclosure requirements of FIN 45 and 46 and are in the process of evaluating the impact of the remaining provisions, which are effective in subsequent periods. We will adopt the disclosure requirements of SFAS No. 148 for our March 31, 2003 financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended December 31, 2002, there were no material changes to the information contained in Part II, Item 7A of Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

Item 4. Controls and Procedures

As of a date within 90 days of the filing of this Form 10-Q, Legg Mason's management, including the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Principal Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and the Principal Financial Officer, of material information about Legg Mason required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There have been no significant changes in Legg Mason's internal controls or in other factors that could significantly affect its internal controls subsequent to the date of the evaluation.

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


	(b) No reports on Form 8-K were filed during the quarter ended December 31, 2002.

				SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				 LEGG MASON, INC.
				  (Registrant)


DATE:  February 13, 2003               /s/Timothy C. Scheve
				       Timothy C. Scheve
				       Senior Executive Vice President





DATE:  February 13, 2003               /s/Charles J. Daley, Jr.
				       Charles J. Daley, Jr.
				       Senior Vice President and
				       Treasurer

			       CERTIFICATIONS

I, Raymond A. Mason, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Legg
Mason, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





DATE:  February 13, 2003       /s/Raymond A. Mason
				Raymond A. Mason
				Chairman, President and
				Chief Executive Officer

I, Charles J. Daley, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Legg
Mason, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





DATE:  February 13, 2003        /s/Charles J. Daley, Jr.
				Charles J. Daley, Jr.
				Principal Financial Officer

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