Form 10-K
period 2003-03-31
LEGG MASON INC
filed 2003-06-18
CIK 704051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from             to

Commission File No. 1-8529

LEGG MASON, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1200960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Light Street Baltimore, Maryland	21202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (410) 539-0000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

As of September 30, 2002, the aggregate market value of the registrant’s voting stock, consisting of the registrant’s common stock and the exchangeable shares discussed below, held by non-affiliates was $2,571,640,000.

As of May 23, 2003, the number of shares outstanding of the registrant’s common stock was 65,069,442. In addition, on that date a subsidiary of the registrant had outstanding 2,256,745 exchangeable shares which are convertible on a one-for-one basis at any time into shares of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement dated June 18, 2003 are incorporated by reference into Part III.

PART I

Item 1.	Business.

General

We are a holding company that, through our subsidiaries, is principally engaged in providing the following services to individuals, institutions, corporations, governments and government agencies:

•	asset management;
•	securities brokerage;
•	investment banking; and
•	other related financial services.

We currently operate through four business segments: Asset Management, Private Client, Capital Markets and Other.

In our asset management business, we provide asset management services to institutional and individual clients and investment advisory services to company-sponsored investment funds. As of March 31, 2003, our subsidiaries had an aggregate of $192.2 billion of assets under management. We classify our asset management business into three groups: Mutual Funds, Institutional and Wealth Management.

In our Mutual Funds business, we sponsor domestic and international equity, fixed income and money market mutual and closed-end funds and other proprietary funds. We have two asset management subsidiaries that primarily focus on managing proprietary investment funds:

•	Legg Mason Funds Management, Inc., which is located in Baltimore, Maryland; and
•	Royce & Associates, LLC, which is located in New York, New York.

Our Institutional asset management subsidiaries provide a wide range of asset management services and products to domestic and international institutional clients. Our Institutional asset management subsidiaries are:

•	Western Asset Management Company and Western Asset Management Company Limited, which are primarily located in Pasadena, California and London, England;
•	Perigee Investment Counsel Inc., which is primarily located in Toronto, Canada;
•	Brandywine Asset Management, LLC, which is located in Wilmington, Delaware;
•	Batterymarch Financial Management, Inc., which is located in Boston, Massachusetts;
•	Legg Mason Capital Management, Inc., which is located in Baltimore, Maryland; and
•	Legg Mason Investments Holdings Limited, which is located in London, England.

Our Wealth Management subsidiaries provide customized discretionary investment management services and products to high net worth individuals and families, endowments and foundations and institutions. Our Wealth Management subsidiaries are:

•	Private Capital Management, L.P., which is located in Naples, Florida;
•	Bartlett & Co., which is primarily located in Cincinnati, Ohio;
•	Barrett Associates, Inc., which is located in New York, New York;
•	Berkshire Asset Management, Inc., which is located in Wilkes-Barre, Pennsylvania;

•	Legg Mason Focus Capital, Inc., which is primarily located in Bryn Mawr, Pennsylvania; and
•	Legg Mason Trust, fsb, which is primarily located in Baltimore, Maryland.

Our Private Client and Capital Markets business segment activities are primarily conducted through Legg Mason Wood Walker, Incorporated (“Legg Mason Wood Walker”), our principal broker-dealer subsidiary. Legg Mason Wood Walker is a full service broker-dealer, investment advisor and investment banking firm operating primarily in the Eastern and Southern regions of the United States.

Our Other business segment consists primarily of the operations of Legg Mason Real Estate Services, Inc., our real estate finance and mortgage banking subsidiary. Legg Mason Real Estate Services is primarily engaged in commercial mortgage banking and servicing and discretionary and non-discretionary management of commercial real estate-related assets.

See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition—Fiscal 2003 Compared with Fiscal 2002—Results by Segment” for the net revenues and pre-tax earnings of each of our business segments. See Note 17 of Notes to Consolidated Financial Statements in Item 8 of this Report for the net revenues and pre-tax earnings generated by Legg Mason in each of the four principal geographic areas in which we conduct business.

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

Additional information about Legg Mason is available on our website at http://www.leggmason.com. We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and our proxy statements. Investors can find this information under the “Inside Legg Mason-About—Investor Relations” section of our website. These reports are available through our website as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission. The information on our website is not incorporated by reference into this Report.

Unless the context otherwise requires, all references in this Report to “we,” “us,” “our” and “Legg Mason” include Legg Mason, Inc. and its predecessors and subsidiaries.

Revenues by Source

This table shows certain information about our revenues by source.

LEGG MASON, INC. AND SUBSIDIARIES

	Years Ended March 31,
	2003		2002		2001

	(Dollars in thousands)

	Amount	Percent	Amount	Percent	Amount	Percent

Investment Advisory and Related Fees:
Separate Accounts	$488,614	32.0%	$423,745	29.2%	$306,390	22.5%
Mutual Funds:
Advisory Fees	223,540	14.6	186,642	12.9	168,711	12.4
Distribution Fees	137,024	9.0	159,961	11.0	170,345	12.5
Related Fees	11,153	0.7	10,244	0.7	8,546	0.7

Total	860,331	56.3	780,592	53.8	653,992	48.1

Commissions:
Listed and Over-the-Counter	197,339	12.9	212,531	14.6	217,769	16.0
Mutual Funds	77,671	5.1	80,276	5.5	90,363	6.6
Insurance and Annuities	36,408	2.4	31,547	2.2	40,931	3.0
Options	5,301	0.3	6,539	0.5	9,499	0.7

Total	316,719	20.7	330,893	22.8	358,562	26.3

Principal Transactions:
U.S. Government and Agency	58,500	3.9	46,868	3.2	19,746	1.5
Municipal	31,777	2.1	30,435	2.1	35,155	2.6
Corporate Debt	35,569	2.3	31,431	2.2	25,560	1.9
Equities	32,348	2.1	30,166	2.1	44,095	3.2

Total	158,194	10.4	138,900	9.6	124,556	9.2

Investment Banking:
Corporate	93,350	6.1	88,424	6.1	59,607	4.4
Municipal	15,681	1.0	13,760	0.9	6,270	0.4

Total	109,031	7.1	102,184	7.0	65,877	4.8

Interest Income	108,781	7.1	168,073	11.6	282,201	20.7

Other (1)	62,326	4.1	57,970	4.0	51,065	3.8

Total Revenues	1,615,382	105.7	1,578,612	108.8	1,536,253	112.9

Interest Expense	87,136	5.7	127,271	8.8	175,389	12.9

Net Revenues	$1,528,246	100.0%	$1,451,341	100.0%	$1,360,864	100.0%

(1)	Includes revenues from commercial mortgage servicing and commercial loan originations in fiscal years 2003, 2002 and 2001 of $24,760, $23,751 and $18,821, respectively.

Asset Management Business Segment

Our Asset Management business segment provides asset management services to institutional and individual clients and investment advisory services to company-sponsored investment funds. Operating in offices primarily located in the United States, and also located in the United Kingdom, Canada and Singapore, our asset management subsidiaries provide a broad array of investment management products and services. Our investment products include proprietary mutual funds ranging from money market and fixed income funds to equity funds managed in a wide variety of investing styles, non-United States funds and numerous unregistered, alternative investment products.

As of March 31, 2003, our subsidiaries had an aggregate of $192.2 billion of assets under management, of which approximately 31% was in equity related products and approximately 69% was in fixed income related products. During the year ended March 31, 2003, our assets under management grew by 9%, primarily as a result of growth in assets managed by Western Asset Management Company and Western Asset Management Company Limited.

Our asset management business has had steady growth over the last ten years, both in absolute terms and in terms of the percentage of our revenues and profits that it generates. During that period, our assets under management have grown from $13.1 billion to $192.2 billion and our investment advisory and related fee revenues, which include distribution fees that are included in the Private Client business segment, have grown from $79.6 million to $860.3 million. This growth in our asset management business has occurred through both internal growth and strategic acquisitions of asset management businesses. It is our strategy to continue to grow the asset management business, both in absolute terms and as percentages of our total revenues and profits.

We conduct our asset management business primarily through 15 subsidiaries. Each of these subsidiaries generally focuses on a different aspect of the asset management business in terms of the types of assets managed (primarily equity or fixed income), the types of products and services offered, the investment styles utilized, the distribution channels used and the types and geographic locations of its clients. These subsidiaries are generally operated as individual businesses, in many cases with certain administrative functions being provided by the parent company and other affiliates, that market their products and services under their own brand names. Consistent with this approach, we have in place revenue sharing agreements with Legg Mason Funds Management, Legg Mason Capital Management, Royce & Associates, Western Asset Management Company and Western Asset Management Company Limited, Brandywine Asset Management, Batterymarch Financial Management, Private Capital Management, Bartlett & Co., Barrett Associates and Berkshire Asset Management and/or certain of their key officers. Pursuant to these revenue sharing agreements, a specified percentage of the subsidiary’s revenues is required to be distributed to us, and the balance of the revenues is retained to pay operating expenses, including salaries and bonuses, with specific expense and compensation allocations being determined, subject to our approval, by the subsidiary’s management.

We classify our asset management business into three groups: Mutual Funds, Institutional and Wealth Management. Mutual Funds encompasses the subsidiaries that are primarily engaged in providing investment advisory services to proprietary mutual and closed-end funds and the proprietary funds operations of our other asset managers. Our Institutional managers are subsidiaries that focus on providing asset management services for institutional clients. Our Wealth Managers are subsidiaries that focus on providing asset management services for high net worth individuals and family groups. There is overlap among the three groups of subsidiaries as many of our Institutional subsidiaries and Wealth Managers also manage mutual funds that are included in Mutual Funds and each subsidiary may provide asset management services to other types of clients. These groups are described in more detail below.

Our assets under management mix is as follows: Mutual Funds—$35.9 billion, Institutional—$136.8 billion and Wealth Management—$19.5 billion. Mutual Funds includes all assets in our proprietary investment funds and all separate accounts managed by our Mutual Funds subsidiaries. Institutional includes all non-proprietary investment fund assets managed by our Institutional managers. Wealth Management includes all non-proprietary investment fund assets managed by our Wealth Managers. In addition, assets managed by other subsidiaries that are not part of our Asset Management business segment are included in Institutional or Wealth Management as appropriate.

For the fiscal years ended March 31, 2003, 2002 and 2001, our Asset Management segment produced net revenues of $648.1 million, $557.9 million and $445.0 million, respectively. Our net revenues by group within Asset Management for the fiscal year ended March 31, 2003 was as follows: Mutual Funds—$200.0 million; Institutional—$328.1 million and Wealth Management—$120.0 million. In reporting our net revenues by Asset Management group, we include in each group all revenues of the subsidiaries within the group, including revenues earned for providing investment advisory services to proprietary funds. Revenues for the Mutual Funds group also include revenues for certain administrative, marketing, sales and distribution services (excluding those distribution and service fee revenues that are included in our Private Client business segment) provided to proprietary retail mutual funds. Revenues for the Institutional group also include revenues for certain administrative, marketing, sales and distribution services provided to proprietary institutional mutual funds and offshore funds.

Mutual Funds

In our Mutual Funds group, we sponsor domestic and international equity, fixed income and money market mutual funds, closed-end funds and other proprietary funds. Our mutual funds business primarily consists of two families of proprietary mutual and closed-end funds, the Legg Mason Funds and the Royce Funds. The Legg Mason Funds are 21 separate mutual funds that invest in a wide range of domestic and international equity and fixed income securities utilizing a number of different investment styles. The Royce Funds are 14 mutual funds and three closed-end funds that invest primarily in small-cap domestic company stocks using a value investment approach. Of our $35.9 billion in Mutual Funds assets as of March 31, 2003, $24.2 billion were in these two proprietary fund families.

The Legg Mason Funds consist of 21 separate mutual funds. Of these funds, three are money market funds, seven invest primarily in taxable or tax-free fixed income securities, nine invest primarily in domestic equity securities and two invest primarily in international equity securities. Investment objectives for the Legg Mason Funds range from capital appreciation to current income. Equity investment strategies may emphasize large-cap, mid-cap or small-cap investing. The largest of the Legg Mason Funds is Legg Mason Value Trust, Inc., which has received recognition for its investment performance over the last twelve calendar years.

Legg Mason Funds Management, Inc. is the primary equity investment advisor to the Legg Mason Funds. Legg Mason Funds Management serves as investment advisor to four of the equity funds in the Legg Mason Funds family, including Legg Mason Value Trust, Inc. Legg Mason Funds Management also subadvises the mutual fund managed by the joint venture described below and investment products sponsored by Perigee and Legg Mason Investments. Legg Mason Funds Management’s investment process uses a variety of qualitative and quantitative techniques to develop an estimate of the worth of a business over the long term. The objective is to identify companies where the value of the business is significantly higher than the current stock price. With one of our employees, we own 50% of a joint venture that serves as investment manager of one equity fund, Legg Mason Opportunity Trust, within the Legg Mason Funds family.

In addition to Legg Mason Funds Management and the joint venture, a number of our other subsidiaries manage Legg Mason Funds. Western Asset Management Company is investment advisor to four taxable fixed income funds and two taxable money market funds; Legg Mason Trust, fsb serves as investment advisor to three tax-exempt fixed income funds and one tax-exempt money market fund; Batterymarch Financial Management serves as investment advisor to two international funds; Brandywine Asset Management serves as investment advisor to two equity funds; and Bartlett & Co. and Barrett Associates (since May 1, 2003) each serve as investment advisor to one equity fund.

The Royce Funds consist of 14 mutual funds and three closed-end funds that invest primarily in small-cap domestic company stocks. The investment objective of each of these funds is long-term appreciation of capital using a value approach. The funds differ in their approaches to investing in small or micro-cap companies and the universe of securities from which they can select. Further, two of the funds are used as funding vehicles for insurance products.

Royce & Associates, LLC is investment advisor to all of the Royce Funds. In addition, Royce & Associates also manages other accounts that invest primarily in small-cap domestic company stocks, using a value approach. Royce & Associates’ stock selection process seeks to identify companies with strong balance sheets and the ability to generate free cash flow. Royce & Associates pursues securities that are priced below their estimate of current worth. We acquired Royce & Associates in October 2001.

Our proprietary mutual funds are distributed through a number of channels. Legg Mason Wood Walker is the principal underwriter for the Legg Mason Funds. The Legg Mason Funds are primarily distributed to retail investors through our Private Client Group financial advisors and through our funds marketing departments. The Royce Funds are primarily distributed through non-affiliated funds supermarkets, non-affiliated wrap programs, direct distribution and our Private Client Group financial advisors. In addition, two of the portfolios in the Royce Funds are distributed only through insurance companies. For the fiscal years ended March 31, 2003, 2002 and 2001, we received from our proprietary mutual funds and offshore investment funds approximately $137.0 million, $160.0 million, and $170.3 million, respectively, in asset-based distribution and service fees, of which $112.7 million, $132.5 million and $141.1 million, respectively, are included in the Private Client business segment.

Our Mutual Funds group also includes the Western Asset Funds, a proprietary family of mutual funds that are marketed primarily to institutional investors. Western Asset Management Company sponsors these funds and manages them using a team approach under the supervision of Western Asset’s investment committee. The funds primarily invest in fixed income securities. Western Asset also manages two closed-end funds. The Western Asset Funds, and the institutional and financial intermediary classes of the Legg Mason Funds, are marketed to institutional investors primarily through our institutional funds marketing department.

Our Mutual Funds group also includes five groups of proprietary funds that are sponsored and managed by our Institutional managers, Mutual Funds managers and Private Capital Management and are offered and sold only outside the U.S. to non-U.S. persons. The Legg Mason Global Offshore Funds, a family of 12 Netherlands Antilles domiciled funds, are managed by Western Asset, Legg Mason Funds Management, Private Capital Management and Batterymarch Financial Management. Domiciled in Ireland, the Legg Mason Global Fund plc, is a family of five funds managed by Western Asset, Legg Mason Funds Management, Legg Mason Investments and Royce & Associates that are primarily offered to investors in Europe. The Legg Mason Worldwide family of funds includes two funds domiciled in Luxembourg that are managed by Batterymarch Financial Management. Perigee manages a group of 17 funds that are sold in Canada. Finally, Legg Mason Investments manages 8 unit trusts in the United Kingdom.

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

As of March 31, 2003 and 2002, our Institutional asset management subsidiaries managed assets with a value of $135.8 billion and $118.5 billion, respectively (excluding assets with a value of $13.2 billion and $12.0 billion, respectively, in proprietary funds managed by these subsidiaries). These amounts also exclude $1.0 billion and $0.8 billion, respectively, of institutional assets managed by subsidiaries, primarily Legg Mason Real Estate Services, outside of our Asset Management business segment. Over 80% of the assets managed by our Institutional managers are in fixed income assets managed by Western Asset and Western Asset Limited. The growth in assets managed by our Institutional subsidiaries during the fiscal year primarily resulted from growth in fixed income accounts managed by Western Asset and Western Asset Limited, supplemented by growth in assets at Batterymarch, and partially offset by declines in assets managed by our other Institutional subsidiaries.

Western Asset Management Company is a leading fixed income asset manager for institutional clients. Among the services Western Asset provides are management of separate accounts and management of mutual funds, closed-end funds and other structured investment products. Based in Pasadena, California, Western Asset offers over 30 fixed income asset management products, including its “core” and “core plus” products. Western Asset targets four key areas in managing fixed income portfolios—sector allocation, issue selection, duration exposure and term structure weighting. For global portfolios, country/currency allocation is a fifth key area.

Western Asset Management Company Limited contains the United Kingdom operations of Western Asset Management Company. Based in London, Western Asset Limited manages non-United States dollar currency and fixed income assets for many of the international clients of Western Asset.

Perigee Investment Counsel Inc. is an institutional investment manager in Canada. The types of clients for whom Perigee provides investment management services include: pension plans for public and private sector entities, managed on both a separate account and pooled basis; third party mutual funds; government sponsored funds; insurance companies; trusts and foundations; and individual investors, whose portfolios are managed separately or on a pooled basis. Perigee offers products managed in a number of different equity and fixed income investment styles.

Brandywine Asset Management, LLC manages equity portfolios for institutional and, through wrap accounts, high net worth individual clients and manages global and international fixed income accounts for institutional clients. Brandywine, based in Wilmington, Delaware, pursues one equity investment approach—value investing—and is known for its “classic” or “deep” value equity management style.

Batterymarch Financial Management, Inc. manages U.S., international and emerging markets equity portfolios for institutional clients. Based in Boston, Massachusetts, Batterymarch primarily uses a quantitative approach to asset management. The firm’s investment process for U.S. and international portfolios is designed to enhance the fundamental investment disciplines by using quantitative tools to process fundamental data.

Legg Mason Capital Management, Inc. manages equity portfolios primarily for institutional accounts. Legg Mason Capital Management and Legg Mason Funds Management are generally operated as a single business, and Legg Mason Capital Management manages client portfolios using the same management style and approaches that are used by Legg Mason Funds Management to manage its proprietary funds.

Legg Mason Investments Holdings Limited primarily manages, for investors in the United Kingdom, unit and investment trusts, which are similar to open and closed-end funds in the United States, and has increasingly focused on distribution of asset management products rather than management of assets. Legg Mason Investments utilizes a team-oriented, research-driven approach to investment management and generally employs a growth investment style.

Wealth Management

Our Wealth Managers provide customized discretionary investment management services and products to high net worth individuals and families, endowments and foundations and institutions. Our Wealth Managers seek to provide portfolio management, client service and other financial services in a disciplined manner that is tailored to meet our clients’ particular needs and objectives. This group includes five asset management subsidiaries, our trust company subsidiary and a joint venture, all of which are described in more detail below.

As of March 31, 2003 and 2002, our Wealth Management subsidiaries managed assets with a value of $17.0 billion and $17.6 billion, respectively (excluding assets with a value of $0.9 billion on each date in proprietary funds managed by these subsidiaries). These amounts also exclude $2.5 billion and $2.8 billion, respectively, of wealth management assets managed by subsidiaries outside of our Asset Management business segment. A majority of the assets managed by our Wealth Managers are managed by Private Capital Management. The growth in assets under management by Private Capital Management during the fiscal year was offset by declines in assets managed by most of the other subsidiaries in this group.

Private Capital Management, L.P. manages equity assets for high net worth individuals and families, institutions, endowments and foundations in separate accounts and limited partnerships. Based in Naples, Florida, Private Capital Management’s value-focused investment philosophy is based on an analysis of a company’s free cash flow. In executing this philosophy, Private Capital Management seeks to build a portfolio consisting primarily of securities of mid-cap companies that possess several basic elements, including significant free cash flow, a substantial resource base, and a management team with the ability to correct problems that Private Capital Management believes have been excessively or inappropriately discounted by the public markets. We acquired Private Capital Management in August 2001.

Bartlett & Co. manages balanced, equity and fixed income portfolios for high net worth individual and institutional clients and follows a value investment philosophy. Bartlett operates out of offices in Cincinnati, Ohio and Indianapolis, Indiana. Bartlett’s research and stock selection criteria emphasize a variety of fundamental factors, and they seek to invest in companies that generally possess some combination of the following characteristics: financial strength, potential for growth of earnings and dividends, attractive profitability characteristics, sustainable competitive advantage, and shareholder-oriented management.

Barrett Associates, Inc., (82% owned as of March 31, 2003), is an equity asset manager for high net worth individuals and family groups, endowments and foundations. Based in New York, New York, Barrett Associates’ focus is to build wealth for their clients through the selection of stocks of high quality companies. Barrett delivers services through separately managed portfolios for individuals and institutions as well as through their proprietary mutual fund, the Barrett Growth Fund. In May 2003, the business and operations of another Wealth Management subsidiary, Gray Seifert & Co., Inc., were transferred to Barrett to reduce costs, where they operate as the Seifert Group within Barrett.

Berkshire Asset Management, Inc. provides equity, balanced, and intermediate duration high quality fixed income asset management services to individuals and institutions through separate accounts and limited partnerships. Based in Wilkes-Barre, Pennsylvania, Berkshire seeks to invest in high quality businesses that are selling at prices below Berkshire’s estimate of intrinsic value.

Legg Mason Focus Capital, Inc. primarily serves equity investors and features three products: Focus Global Equity, Whole Market Equity and Core Equity Income Plus. Focus Capital

believes that the market reflects all available public information, and that active management adds value to an index over time by distinguishing information which is reflected accurately from that which is distorted.

Legg Mason Trust, fsb is a federally chartered unitary thrift institution with authority to exercise trust powers. Legg Mason Trust provides services as a trustee for trusts established by our individual and employee benefit plan clients and manages fixed income and equity assets. Through various subsidiaries, Legg Mason provides brokerage and asset management services for a significant portion of the assets held in Legg Mason Trust’s accounts.

Bingham Legg Advisers LLC is a joint venture that is equally owned by Legg Mason and Bingham McCutchen LLP, a Boston-based law firm. Because Bingham Legg is a joint venture, we do not include the assets it manages within our assets under management. Bingham Legg limits its focus to clients with a minimum of $1 million to invest and then seeks to provide them a high level of personal service.

Each Wealth Management subsidiary retains its own investment style and regional operations, seeking to generate ongoing growth in its core business through direct new business efforts in its market. In addition to these core efforts, we offer a wealth management program, directAdvantage,SM which is designed to provide our Private Client Group financial advisors with a single platform through which they can deliver the full range of our wealth management investment advisory services to our brokerage clients. The directAdvantage initiative is a fee-based program enabling brokerage clients to pay a single, asset-based fee and receive custody, recordkeeping, consolidated reporting, transaction execution, and investment advisory services.

Private Client Business Segment

Our Private Client business segment distributes a wide range of financial products through its branch distribution network, including equity and fixed income securities, proprietary and non-affiliated mutual funds and annuities. This business segment is conducted primarily through Legg Mason Wood Walker.

Private Client Securities Business

For the fiscal years ended March 31, 2003, 2002 and 2001, our revenues derived from securities transactions for individual investors (excluding interest on margin accounts) constituted approximately 64%, 66% and 78%, respectively, of our total revenues from securities transactions and 22%, 24% and 29%, respectively, of our net revenues. Despite a significant decline in the percentage of revenues contributed by our Private Client securities business as a result of difficult market conditions and an increase in Asset Management revenues, we believe that this business will continue to be a significant source of our revenues in the foreseeable future, although the percentage of net revenues it provides may continue to decrease primarily as a result of increases in Asset Management revenues. We charge retail commissions on both exchange and over-the-counter (“OTC”) transactions in accordance with an internal schedule. We grant discounts from the schedule in certain cases. When we execute OTC transactions with an individual client, we allocate commissions to Private Client which are included in the Revenues by Source table as Principal Transactions. We also offer account arrangements under which a single fee is charged based on a percentage of the assets held in a customer’s account and no charge is imposed on a transaction-by-transaction basis. This single fee covers all execution and advisory services, including advisory services provided by our asset management subsidiaries and selected independent advisory firms. In addition, we provide asset allocation and advisor performance and selection consultation services. We have entered into dealer-sales agreements with a number of major distributors that offer mutual fund shares through broker-dealers. We also sell shares of our proprietary mutual funds though our retail sales network. See “Asset Management Business Segment—Mutual Funds.”

Brokerage Offices

This table shows, as of March 31, 2003, information with respect to our retail securities brokerage offices.

Location	Number of Financial Advisors	Number of Offices
United States:
Maryland	302	18
Pennsylvania	180	20
Virginia	142	17
North Carolina	82	10
Florida	75	14
Louisiana	74	7
New Jersey	49	4
Ohio	48	8
Massachusetts	45	4
South Carolina	39	4
Mississippi	39	4
District of Columbia	38	1
New York	37	4
Texas	36	4
Alabama	25	4
Tennessee	24	4
Maine	14	1
West Virginia	13	2
Georgia	13	1
Connecticut	9	2
Rhode Island	7	1
Delaware	7	1
New Hampshire	2	1

Total	1,300	136

Margin Accounts, Interest Income and Free Credit Balances

We effect customers’ securities transactions on either a cash or margin basis. In a cash transaction, the customer pays the price for the securities in cash. In a margin transaction, the customer pays less than the full cost of the securities purchased and borrows the balance of the purchase price from us. The loan is secured by the securities purchased or other securities owned by the customer. The amount of the loan is subject to the margin regulations (Regulation T) of the Board of Governors of the Federal Reserve System, New York Stock Exchange, Inc. (“NYSE”) margin requirements and our internal policies. In some instances, our internal policies are more stringent than Regulation T or NYSE requirements. In permitting a customer to purchase securities on margin, we are subject to the risks that a market decline could reduce the value of our collateral below the amount of the customer’s indebtedness and that the customer might be unable otherwise to repay the indebtedness.

We charge interest on amounts borrowed by customers (debit balances) to finance their margin transactions. The rate of interest we charge is the prime rate plus or minus an additional amount that varies depending upon the amount of the customer’s average debit balance. Interest revenue derived from these sources constituted approximately 2%, 4% and 8%, of our net revenues for the 2003, 2002 and 2001 fiscal years, respectively. We also earn interest on securities we own and on operating and segregated cash balances.

We finance customers’ margin account borrowings primarily through free credit balances (excess funds held by customers in their brokerage accounts). We pay interest on free credit balances in Legg Mason Wood Walker customers’ accounts when the funds will be used for reinvestment at a future date. In fiscal year 2003, we paid interest on approximately 95% of Legg Mason Wood Walker’s retail customer free credit balances.

Insurance Brokerage and Financial Planning

Substantially all of our financial advisors are licensed to sell insurance. Our subsidiary, Legg Mason Financial Services, Inc., acts as general agent for several life insurance companies and sells fixed and variable annuities and insurance. We also offer, through Legg Mason Wood Walker, financial planning services to individuals. See “Revenues by Source” for information regarding revenues generated by insurance brokerage activities.

Other Services

At March 31, 2003, Legg Mason Wood Walker served as a non-bank custodian for approximately 378,000 IRAs, 29,000 Simplified Employee Pension Plans and 12,000 Qualified Plans.

Registrations and Exchange Memberships

Legg Mason Wood Walker is registered as a broker-dealer with the Securities and Exchange Commission (“SEC”), is a member of the NYSE, the National Association of Securities Dealers, Inc. (“NASD”), the American Stock Exchange (“AMEX”) and the Securities Investors Protection Corporation (“SIPC”), and is registered as a futures commission merchant with the Commodity Futures Trading Commission. In addition, Legg Mason Wood Walker is a member of the Philadelphia, Boston and Chicago stock exchanges.

Capital Markets Business Segment

Our Capital Markets business segment is conducted primarily through Legg Mason Wood Walker. This segment consists of our:

•	equity and fixed income institutional sales and trading;

•	investment banking;

•	syndicate; and

•	merchant banking.

Institutional Sales

In our institutional sales business, we execute equity and fixed income securities transactions for institutional investors such as banks, mutual funds, insurance companies and pension and profit-sharing plans. These investors typically purchase and sell securities in large quantities that require special marketing and trading expertise. We believe that we receive a significant portion of our institutional brokerage commissions as a consequence of providing research opinions and services regarding specific corporations and industries and other matters affecting the securities markets. See “Research.”

We execute transactions for institutional investors as a broker or as a principal. We generally offer discounts from our commission schedule to our institutional customers. The size of these discounts varies with the size of particular transactions and other factors. For the fiscal years ended March 31, 2003, 2002 and 2001, the revenues we derived from securities transactions for institutional investors constituted approximately 36%, 34% and 22%, respectively, of our total revenues from securities transactions and 13%, 12% and 8% of our net revenues.

Trading

We are a market maker in equity securities that are traded on the Nasdaq Stock Market. As of March 31, 2003, we made markets in equity securities of approximately 276 corporations, including corporations for which we have acted as a managing or co-managing underwriter. We also are an active market maker and distributor of municipal bonds, particularly bonds issued by municipalities located in the Mid-Atlantic and Southern regions.

Our trading activities are also conducted with other dealers, and with institutional and individual customers of our branch office system. We designate an amount from trading activities representing a commission to the Private Client business segment when the transaction involves a retail client. In trading equity and debt securities, we maintain positions in the securities to service our customers and accordingly expose our capital to the risk of fluctuations in market value. We realize profits and losses from market fluctuations in these securities, although we generally seek to avoid substantial market risk, and may engage in hedging transactions to reduce risk. Trading profits (or losses) depend upon the skills of the employees engaged in trading activities, the amount of capital allocated to positions in securities and the general level of activity and trend of prices in the securities markets.

Among our traders, 49 are involved in trading corporate equity and debt securities, 18 are involved in trading municipal securities, 7 are involved in trading mortgage-backed securities, and 6 are involved in trading government securities.

Investment Banking

Corporate and Municipal Finance

For the fiscal years ended March 31, 2003, 2002 and 2001, the revenues we derived from investment banking activities constituted approximately 7%, 7% and 5%, respectively, of our net revenues. At March 31, 2003, we had 109 professionals engaged in investment banking activities, including 75 in corporate finance and 34 in municipal finance.

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

	Managed or Co-Managed Offerings
	Number of Issues		Amount of Offerings
Calendar Year	Corporate	Municipal	Corporate	Municipal
1998	45	223	$8,090,054,000	$8,381,696,000
1999	40	158	5,270,873,000	10,167,029,000
2000	25	158	4,821,910,000	4,350,577,000
2001	59	301	11,636,469,000	8,485,172,000
2002	89	280	20,514,528,000	15,029,046,000

	Underwriting Participations
	Number of Issues		Amount of Participation
Calendar Year	Corporate	Municipal	Corporate	Municipal
1998	153	237	$827,443,000	$1,467,674,000
1999	206	159	697,336,000	1,118,887,000
2000	146	162	705,899,000	409,059,000
2001	210	323	2,199,901,000	1,453,477,000
2002	229	286	2,487,938,000	2,275,553,000

Underwriting involves both economic and litigation risks. An underwriter may incur losses if it is unable to resell the securities it is committed to purchase, or if it is forced to liquidate its commitments at less than the agreed purchase price. In addition, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to underwritten offerings. See “Item 3. Legal Proceedings.” Furthermore, because underwriting commitments require a charge against net capital, we could find it necessary to limit our underwriting participations to remain in compliance with regulatory net capital requirements. See “Net Capital Requirements.”

Other Investment Banking Activities

Our investment banking activities also include debt and equity private placements and advice with respect to merger and acquisition transactions, and provision of financial advisory services to corporate and municipal clients.

Syndicate

Our corporate syndicate department performs underwriting and marketing for initial public offerings of debt and equity (common and preferred), secondary public offerings of companies whose securities are already traded, and public offerings of closed-end funds.

Merchant Banking

Legg Mason Merchant Banking, Inc. manages and sponsors private equity funds. As of March 31, 2003, Legg Mason Merchant Banking, Inc. managed Legg Mason Capital Partners, L.P., a $41 million private equity fund formed in September 1996, Legg Mason Capital Partners II, L.P., a $100 million private equity fund formed in February 2000, and Legg Mason Mezzanine Fund, L.P., a $75 million private mezzanine debt fund formed in February 2003.

Other Business Segment

Our Other businesses are principally our real estate service and mortgage banking business and unallocated corporate revenues and expenses. The real estate service and mortgage banking business is conducted through Legg Mason Real Estate Services, Inc. (“LMRES”).

Real Estate Services

LMRES is engaged in the commercial mortgage banking business. The firm originates, structures, places and services commercial mortgages on income-producing properties for insurance companies, pension funds and other investors. LMRES is also engaged in the business of discretionary and non-discretionary management of commercial real estate-related assets for institutional clients. In addition, LMRES provides real estate consulting services, specializing in sports arena and facility feasibility, analysis and financing, as well as in providing corporate real estate services and equity sales. LMRES’ headquarters are located in Philadelphia, Pennsylvania, and it has offices located in the Mid-Atlantic and Southeastern regions of the United States.

As of March 31, 2003 and 2002, the commercial mortgage servicing portfolio of LMRES was $9.1 billion and $8.6 billion, respectively.

Research

Legg Mason Wood Walker employs 50 equity analysts who develop investment recommendations and market information with respect to companies and industries. Legg Mason Wood Walker’s research has focused on the identification of securities of financially sound, well-managed companies that appear to be undervalued in relation to their long-term earning power or the value of their underlying assets. Our equity research also focuses on companies in certain business sectors, including:

•	biotechnology;

•	consumer services;

•	financial services;

•	industrial;

•	real estate investment trust;

•	technology; and

•	telecommunications.

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

Securities Brokerage Operations

Our Securities Brokerage Operations personnel are responsible for the processing of securities transactions; receipt, identification and delivery of funds and securities; internal financial controls; office services; custody of customers’ securities; and the handling of margin accounts. At March 31, 2003, we had approximately 270 full-time employees performing these functions.

There is considerable fluctuation during any year and from year to year in the volume of transactions we must process. We record transactions and post our books on a daily basis. Our operations personnel monitor day-to-day operations to determine compliance with applicable laws, rules and regulations. Any failure to keep current and accurate books and records can render Legg Mason Wood Walker subject to disciplinary action by governmental and self-regulatory authorities, as well as to claims by its clients.

Legg Mason Wood Walker executes and clears securities transactions as a member of the NYSE and various regional exchanges, and is a participant in both The Depository Trust Company and National Securities Clearing Corporation. Legg Mason Wood Walker also provides clearing services to affiliated and unaffiliated broker-dealers.

We believe that our internal controls and safeguards are adequate, although fraud and misconduct by customers and employees and the possibility of theft of securities are risks inherent in the financial services industry. As required by the NYSE and certain other authorities, we carry a fidelity bond covering loss, theft, embezzlement or misplacement of securities, and forgery of checks and drafts.

Employees

At March 31, 2003, we had approximately 5,290 employees. None of our employees is covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory. However, competition for experienced financial services personnel, especially financial advisors and investment management professionals, is intense and from time to time we may experience a loss of valuable personnel.

We recognize the importance to our Private Client business of hiring and training financial advisors. We train new financial advisors who are required to take examinations recognized by the NYSE, the NASD and various states in order to be registered and qualified, and maintain ongoing training for financial advisors.

Competition

We are engaged in an extremely competitive business. Our competition includes, with respect to one or more aspects of our business, numerous national, regional and local asset management firms and broker-dealers, and commercial banks and thrift institutions. Many of these organizations have substantially more personnel and greater financial resources than we have. Discount brokerage firms oriented to the individual investor market, including firms affiliated with banks and mutual fund organizations and on-line brokerage firms, have devoted substantial funds to advertising and direct solicitation of customers in order to increase their share of commission dollars and other securities-related income. In many instances, we are competing directly with these organizations. We also compete for investment funds with banks, insurance companies and investment companies. The principal competitive factors relating to our business are the quality of advice and services provided to investors and the price of those services.

Competition in our business periodically has been affected by significant developments in the financial services industry. See “Factors Affecting the Company and the Financial Services Industry—Industry Changes and Competitive Factors.”

Regulation

The financial services industry in the United States is subject to extensive regulation under both Federal and state laws. The SEC is the Federal agency charged with administration of the Federal securities laws. Financial services firms are also subject to regulation by securities exchanges, other self-regulatory authorities and state securities commissions in those states in which they conduct business. In addition, financial services firms are subject to regulation by various foreign governments, securities exchanges, central banks and regulatory bodies, particularly in those countries where they have established offices.

Our asset managers and proprietary mutual funds are subject to extensive regulation. Our U.S. asset managers are registered as investment advisors with the SEC and are also required to make notice filings in certain states. Virtually all aspects of the asset management business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit the asset management clients and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict an investment advisor from conducting its asset management business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed for a failure include the suspension of individual employees, limitations on the asset managers engaging in the asset management business for specified periods of time, the revocation of registrations, other censures and fines. A regulatory proceeding, regardless of whether it results in a sanction, can require substantial expenditures and can have an adverse effect on the reputation of an asset manager.

Broker-dealers are subject to regulations that cover all aspects of the securities business, including:

•	sales methods;

•	trading practices among broker-dealers;

•	uses and safekeeping of customers’ funds and securities;

•	capital structure and financial soundness of securities firms;

•	recordkeeping; and

•	the conduct of directors, officers and employees.

Additional legislation, changes in rules promulgated by the SEC and self-regulatory authorities, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. Much of the regulation of broker-dealers has been delegated to self-regulatory authorities, principally the NASD and the securities exchanges. These self-regulatory organizations conduct periodic examinations of member broker-dealers in accordance with rules they have adopted and amended from time to time, subject to approval by the SEC. The SEC, self-regulatory authorities and state securities commissions may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. These administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and can have an adverse impact on the reputation of a broker-dealer. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of the regulated entity.

Our broker-dealer subsidiaries are required by Federal law to belong to the SIPC. When the SIPC fund falls below a certain amount, members are required to pay annual assessments of up to 1% of adjusted gross revenues, as defined. As a result of adequate fund levels, each of our broker-dealer subsidiaries was required to pay the minimum annual assessment of $150 in fiscal year 2003. The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances.

Net Capital Requirements

Every registered broker-dealer is subject to the Uniform Net Capital Rule (“Rule 15c3-1”) promulgated by the SEC. Rule 15c3-1, which is designed to measure the financial soundness and liquidity of broker-dealers, specifies minimum net capital requirements. Since Legg Mason, Inc. is not itself a registered broker-dealer, it is not directly subject to Rule 15c3-1. However, our broker-dealer subsidiaries are subject to Rule 15c3-1, and a provision of Rule 15c3-1 requires that a broker-dealer notify the SEC prior to the withdrawal of equity capital by a parent company if the withdrawal would exceed the greater of $500,000 or 30 percent of the broker-dealer’s excess net capital.

Rule 15c3-1 provides that a broker-dealer doing business with the public shall not permit its aggregate indebtedness to exceed 15 times its net capital or, alternatively, that it not permit its net capital to be less than 2% of its aggregate debit items (primarily receivables from customers and broker-dealers) computed in accordance with Rule 15c3-3. As of March 31, 2003, our broker-dealer subsidiaries had aggregate net capital of $363.4 million, which exceeded the minimum net capital requirements by $342.8 million.

Under NYSE Rule 326, Legg Mason Wood Walker, as a member organization that carries customer accounts, would be required to reduce its business activities if its net capital, as defined, was less than 4% of aggregate debit items, as defined, and would be precluded from expanding its business if its net capital was less than 5% of aggregate debit items. As of March 31, 2003, Legg Mason Wood Walker’s net capital was 36% of its aggregate debit items.

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

Importance of Investment Performance

We believe that investment performance is one of the most important factors for the growth of assets under management for a company in the asset management business like us. Poor investment performance could impair the revenues and growth of a company like ours because:

•	existing clients might withdraw funds in favor of better performing products, which would result in lower investment advisory fees; or

•	our ability to attract funds from existing and new clients might diminish.

If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced. If our revenues decline at an asset management subsidiary with a revenue sharing agreement, our net income from that subsidiary will be reduced.

Assets Under Management May Be Withdrawn

Investment advisory and administrative contracts are generally terminable at will or upon relatively short notice, and mutual fund investors may redeem their investments in the funds at any time without prior notice. Institutional and individual clients can terminate their relationships with an asset manager, reduce the aggregate amount of assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, loss of key investment management personnel and financial market performance. In a declining stock market, the pace of mutual fund redemptions and withdrawal of assets from other accounts could accelerate. Poor performance relative to other investment management firms tends to result in decreased purchases of fund shares, increased redemptions of fund shares, and the loss of institutional or individual accounts. The decrease in revenues that could result from any such event could have a material adverse effect on our business.

Fluctuating Securities Volume and Prices

There are substantial fluctuations in volume and price levels of securities transactions in the financial services industry. These fluctuations can occur on a daily basis and over longer periods as a result of national and international economic and political events, broad trends in business and finance, and interest rate movements. Reduced volume and prices generally result in lower brokerage and investment banking revenues, trading losses as both principal and underwriter, and loss or reduction in incentive and performance fees. Periods of reduced volume will adversely affect profitability because fixed costs remain relatively unchanged. To the extent that purchases of securities are permitted to be made on margin, securities firms also are subject to risks inherent in extending credit. These risks are particularly high during periods of rapidly declining markets because a market decline could reduce collateral value below the amount of a customer’s indebtedness. The business cycles of our different operations and subsidiaries may occur contemporaneously. Consequently, the effect of an economic downturn may have a magnified negative effect on our business. In a period of reduced margin usage by clients, our interest profit may be adversely affected. In the past, heavy trading volume has caused clearance and processing problems for securities firms, and this could occur in the future. In addition, securities firms face risk of loss from errors that can occur in the execution and settlement process. See “Securities Brokerage Operations.”

A large portion of our revenues is derived from investment advisory contracts with clients. Under these contracts, the investment advisory fees we receive are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities generally may cause our revenues and income to decline by:

•	causing the value of our assets under management to decrease, which would result in lower investment advisory fees;

•	causing our clients to withdraw funds in favor of investments they perceive offer greater opportunity or lower risk, which would also result in lower investment advisory fees; or

•	decreasing the performance fees earned by our asset management subsidiaries.

If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced. If our revenues decline at an asset management subsidiary with a revenue sharing agreement, our net income from that subsidiary will be reduced.

Industry Changes and Competitive Factors

The financial services businesses in which we are engaged are extremely competitive. Competition includes numerous national, regional and local asset management firms and broker-dealers, and commercial bank and thrift institutions. Many of these organizations have substantially more personnel and greater financial resources than we do. Discount brokerage firms oriented to the individual investor market, including firms affiliated with banks and mutual fund organizations and on-line brokerage firms, have devoted substantial funds to advertising and direct solicitation of customers in order to increase their share of commission dollars and other securities-related income. We also compete for investment funds with banks, insurance companies and investment companies.

The financial services industry has had considerable consolidation as numerous financial services firms have either been acquired by other financial services firms or ceased operations. In many cases, this has resulted in firms with greater financial resources than ours. In addition, a number of heavily capitalized companies that were not previously engaged in the financial services business have made investments in and acquired financial services firms. Increasing competitive pressures in the financial services industry require firms of our size to offer to their customers many of the services that are provided by much larger firms that have substantially greater resources than we do. A sizable number of new asset management firms and mutual funds have been established in the last ten years, increasing competition in that area of our activities. In addition, access to mutual funds distribution channels has become increasingly competitive.

An increasing number of firms that offer discount brokerage services to individual investors have been established in recent years. Included in these firms are on-line brokerage firms and affiliates of banks and mutual fund organizations. These firms generally effect transactions at substantially lower commission rates on an “execution only” basis, including through the Internet, without offering other services, like investment and financial advice and research, that are provided by “full-service” brokerage firms such as ours. Some of these discount brokerage firms have increased the range of services that they offer. Increases in the number of discount brokerage firms or services provided by these firms may adversely affect us.

In addition, some full-service brokerage firms provide customers discount services, including on-line trading over the Internet. Our Private Client business may be adversely affected by the demand for and availability of on-line securities trading.

Certain institutions, notably commercial banks and thrift institutions, have become a competitive factor in the financial services industry by offering investment banking and corporate and individual financial services traditionally provided only by securities firms. Commercial banks, generally, are expanding their securities activities and their activities relating to the provision of financial services, and are deriving more revenue from these activities. In addition, in November 1999, legislation was passed that effectively repealed certain laws that separated commercial banking, investment banking and insurance activities. This legislation allows commercial banks, securities firms and insurance firms to affiliate, which may lead to additional consolidation and increasing competition in markets traditionally dominated by investment banks and brokerage firms. Continued expansion of the type and extent of competitive services that banks and other institutions offer or further repeal or modification of administrative or legislative barriers may adversely affect firms such as us that are heavily oriented to individual investors.

Acquisitions

As part of our business strategy, we review possible acquisitions in the ordinary course and regularly engage in discussions with respect to potential acquisitions, some of which may be material. Acquisitions involve a number of risks and present financial, managerial and operational challenges, including:

•	adverse effects on our reported earnings per share in the event acquired intangible assets become impaired;

•	existence of unknown liabilities; and

•	potential disputes with the sellers.

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

Regulatory Matters

Our business is subject to regulation by various regulatory authorities that are charged with protecting the interests of broker-dealers’ and investment advisors’ customers. See “Regulation.” Our business and results of operations can be adversely affected by Federal, state and foreign regulatory issues and proceedings, including, without limitation, the effects that the current regulatory proceedings and investigations into research analyst conflicts in the financial services industry may have on our investment banking, institutional sales or retail brokerage businesses, all of which have historically received support from our equity research department; the effects on Legg Mason of the current brokerage industry-wide regulatory inquiry into whether retail customers have received the full benefit of available reductions in mutual fund load fees; and the effects of the performance and potential regulatory issues in the investment trust business in the United Kingdom.

Recent financial scandals have led to insecurity and uncertainty in the financial markets. In response to these scandals, the Sarbanes-Oxley Act of 2002 effected significant changes to corporate governance, accounting requirements and corporate reporting. This law generally applies to all companies, including us, with equity or debt securities registered under the Securities Exchange Act of 1934.

Effect of Net Capital Requirements

The SEC and the NYSE have stringent rules with respect to the net capital requirements of securities firms. A significant operating loss or extraordinary charge against net capital may adversely affect the ability of our broker-dealer subsidiaries to expand or even maintain their present levels of business. See “Net Capital Requirements.”

Litigation

Many aspects of our business involve substantial risks of liability. In the normal course of business, our subsidiaries have been named as defendants or co-defendants in lawsuits seeking substantial damages. We are also involved from time to time in governmental and self-regulatory agency investigations and proceedings. There has been an increased incidence of litigation in the financial services industry in recent years, including customer claims as well as class action suits seeking substantial damages. See “Item 3. Legal Proceedings.”

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

International Operations

A number of our subsidiaries operate in Canada and the United Kingdom on behalf of international clients. We also have offices in Spain, Singapore and Switzerland. Our international operations require us to comply with the legal requirements of foreign jurisdictions and expose us to the political consequences of operating in foreign jurisdictions. Our foreign business operations are also subject to the following risks:

•	difficulty in managing, operating and marketing our international operations;

•	fluctuations in currency exchange rates which may result in substantial negative effects on assets under management; and

•	significant adverse changes in foreign legal and regulatory environments.

Item 2.	Properties.

We lease all of our office space. Our headquarters, Baltimore sales office and certain other functions are located in an office building in which we are the major tenant. In that building, we currently occupy approximately 377,000 square feet with annual base rent of approximately $7.8 million. The initial term of the lease will expire in 2009, with two renewal options of eight years each.

Our brokerage operations and technology functions are housed in a separate office building in which we are the sole tenant, currently occupying approximately 120,000 square feet with annual base rent of approximately $1.9 million. The initial term of the lease will expire in 2011, with two renewal options of five years each.

Information concerning the location of our retail sales offices is contained in Item 1 of this Report. See Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Report for a discussion of our lease obligations.

Item 3.	Legal Proceedings.

Our subsidiaries are the subject of customer complaints, have been named as defendants or codefendants in various lawsuits alleging substantial damages and have been involved in certain governmental and self-regulatory agency investigations and proceedings. These proceedings arise primarily from securities brokerage, asset management and investment banking activities. Some of these proceedings relate to public offerings of securities in which one or more of our subsidiaries participated as a member of the underwriting syndicate. We are also aware of litigation against certain underwriters of offerings in which one or more of our subsidiaries was a participant, but where the subsidiary is not now a defendant. In these latter cases, it is possible that a subsidiary may be called upon to contribute to settlements or judgments. While the ultimate resolution of pending litigation and other matters cannot be currently determined, in the opinion of our management, after consultation with legal counsel, these actions are expected to be resolved with no material adverse effect on our financial condition. However, if during any period a potential adverse contingency should become probable or resolved, the results of operations in that period could be materially affected. See Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 4A.	Executive Officers of the Company.

Information (not included in our definitive proxy statement for the 2003 Annual Meeting of Stockholders) regarding certain of our executive officers is as follows:

Peter L. Bain, age 44, was elected Executive Vice President of Legg Mason in July 2001, and was named head of our wealth management investment advisory group in June 2000. From 1995 to 2000, Mr. Bain was a Managing Director of Berkshire Capital Corporation, a privately held investment bank, and from 1997 to 2000 he was a member of the Management Committee of that company. Mr. Bain is responsible for the strategic direction of our wealth management investment advisory subsidiaries and for ongoing acquisition strategy in the wealth management market sector.

F. Barry Bilson, age 50, was elected Senior Vice President of Legg Mason in October 1998. Mr. Bilson was Vice President-Finance of Legg Mason from June 1984 through October 1998. Mr. Bilson has served in various financial management capacities since joining us in 1981, and presently has responsibility for business development projects. Mr. Bilson is a certified public accountant.

Charles J. Daley, Jr., age 41, became Senior Vice President and Treasurer of Legg Mason in January 2002 and Senior Vice President, Chief Financial Officer and Treasurer of Legg Mason Wood Walker in December 2001. He had been Vice President of Legg Mason since July 1999 and of Legg Mason Wood Walker since 1997. From 1988 through September 1997, he served as Assistant Controller of Legg Mason and of Legg Mason Wood Walker. Mr. Daley is a certified public accountant.

Mark R. Fetting, age 48, was elected Executive Vice President of Legg Mason in July 2001. From June 2000 until July 2001, he served as a Senior Advisor to Legg Mason. From 1991 to 2000, Mr. Fetting was Division President and Senior Officer of Prudential Financial Group, Inc., a financial services company. Mr. Fetting has responsibility for our mutual funds business. Mr. Fetting is a director of 21 funds within the Legg Mason mutual funds complex and 14 funds within the Royce & Associates mutual funds complex.

Thomas P. Mulroy, age 42, was elected Executive Vice President of Legg Mason in July 2002 and an Executive Vice President of Legg Mason Wood Walker in November 2000. He became a Senior Vice President of Legg Mason in July 2000 and Legg Mason Wood Walker in August 1998. From 1986 through 1998, Mr. Mulroy held various positions in Legg Mason Wood Walker’s equity capital markets operations. Mr. Mulroy has responsibility for Legg Mason Wood Walker’s equity institutional sales, trading and research.

Robert G. Sabelhaus, age 55, was elected Executive Vice President of Legg Mason in July 2001 and Executive Vice President of Legg Mason Wood Walker in August 1993. Mr. Sabelhaus is an executive officer in the private client brokerage division of Legg Mason Wood Walker.

Timothy C. Scheve, age 45, became a Senior Executive Vice President of Legg Mason in July 2000 and of Legg Mason Wood Walker in November 2000. He had been Executive Vice President of Legg Mason and of Legg Mason Wood Walker since January 1998. Mr. Scheve has served in various financial and administrative capacities since joining us in 1984, and presently has primary responsibility for our administrative functions.

Elisabeth N. Spector, age 55, became a Senior Vice President of Legg Mason in January, 1994. She has general responsibilities in business strategy.

Joseph A. Sullivan, age 45, became a Senior Vice President of Legg Mason in July 2000 and of Legg Mason Wood Walker in August 1994. He manages Legg Mason Wood Walker’s fixed income capital markets operations and has responsibility for the oversight of the taxable and municipal fixed income banking, trading, institutional sales, and research departments of Legg Mason Wood Walker. He is a former member of the Board of Directors of the Bond Market Association.

Edward A. Taber, III, age 59, became a Senior Executive Vice President of Legg Mason in July 1995. He has overall responsibility for our institutional investment management activities. Mr. Taber is a director of the Western Asset Funds, Inc., a mutual fund consisting of six portfolios.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Shares of Legg Mason, Inc. common stock are listed and traded on the New York Stock Exchange (symbol LM). As of March 31, 2003, there were 2,655 holders of record of Legg Mason’s common stock. Information with respect to our dividends and stock prices is as follows:

	Quarter ended
	Mar. 31	Dec. 31	Sept. 30	June 30
Fiscal 2003
Cash dividend per share	$ 0.11	$ 0.11	$ 0.11	$ 0.10
Stock price range:
High	52.99	52.73	48.50	56.97
Low	45.49	38.16	38.40	47.90

Fiscal 2002
Cash dividend per share	$ 0.10	$ 0.10	$ 0.10	$ 0.09
Stock price range:
High	57.10	50.80	50.93	51.50
Low	48.36	38.35	34.25	38.06

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of March 31, 2003.

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	12,124,702	(1)	$38.40	(2)	5,037,991	(3)(4)

Equity compensation plans not approved by stockholders	1,338,657	(5)	—	(6)	—	(7)

Total	13,463,359	(1)(5)	$38.40	(2)(6)	5,037,991	(3)(4)(7)

(1)	Includes 2,075,053 shares of Legg Mason Common Stock (“Common Stock”) that are currently held in a trust pending distribution of phantom stock units. The phantom stock units, which are converted into shares of Common Stock on a one-for-one basis upon distribution, were granted to plan participants upon their deferral of compensation or dividends paid on phantom stock units. When amounts are deferred, participants receive a number of phantom stock units equal to the deferred amount divided by 90% to 95% of the fair market value of a share of Common Stock.

(2)	Does not include phantom stock units that are converted into Common Stock on a one-for-one basis upon distribution at no additional cost, but were acquired as described in footnote (1).

(3)	In addition, an unlimited number of shares of Common Stock may be issued under the Legg Mason Wood Walker, Incorporated Deferred Compensation/Phantom Stock Plan upon the distribution of phantom stock units that may be acquired in the future as described in footnote (1).

(4)	1,774,689 of these shares may be issued under our omnibus equity plan as stock options, restricted or unrestricted stock grants or any other form of equity compensation. 517,412 of these shares may be issued under the Legg Mason, Inc. Stock Option Plan for Non-Employee Directors as stock options. 2,745,890 of these shares may be purchased under our employee stock purchase plan, which acquires the shares that are purchased thereunder in the open market.

(5)	Includes 1,294,696 shares of Common Stock that are currently held in a trust pending distribution of phantom stock units. The phantom stock units, which are converted into shares of Common Stock on a one-for-one basis upon distribution, were granted to plan participants upon their deferral of compensation or dividends paid on phantom stock units or receipt of the right to receive deferred bonuses. When amounts are deferred, participants receive a number of phantom stock units equal to the deferred amount divided by the fair market value, or 95% of the fair market value, of a share of Common Stock. Also includes 43,961 shares of Common Stock issuable under the Howard Weil Plan (as defined below).

(6)	Phantom stock units are converted into Common Stock on a one-for-one basis upon distribution at no additional cost, but were acquired as described in footnote (5). The Howard Weil Plan provides for the issuance of shares of Common Stock upon the occurrence of certain events at no additional cost to the recipient, however, these rights were acquired upon the recipients’ deferral of compensation or dividends on rights held with a value equal to the market value of the shares acquirable under the plan.

(7)	There is an unlimited number of shares of Common Stock that may be issued under the phantom stock plans described below upon distribution of phantom stock units that may be acquired in the future as described in footnote (5). Under the Howard Weil Plan, 43,961 shares of Common Stock are currently held in a trust to be issued under the plan, however, dividends on these shares are reinvested in the right to receive additional shares of Common Stock which are purchased in the market to fulfill this obligation.

Set forth below is a brief description of the material terms of our equity compensation plans that have not been approved by our stockholders. For all of our phantom stock plans and retention plans described below, we issue to a trust shares of our Common Stock that are available for distributions under the plans.

Legg Mason Wood Walker, Incorporated Private Client Group Deferred Compensation Plan (“PCG Plan”)

Under the PCG Plan, financial advisors in our Private Client Group were eligible to earn deferred bonuses in each calendar year based upon several performance measures. Deferred bonuses under the PCG Plan were deemed invested in either an interest account or a “phantom stock” account. Amounts deemed invested in phantom stock accounts were credited as a number of phantom stock units based on a unit price equal to the market price for a share of Legg Mason Common Stock. The number of phantom stock units credited to an account will be adjusted over the deferral period to account for any stock dividends, stock splits and similar events. Dividends paid on Common Stock are credited to phantom stock accounts by adding a number of phantom stock units based on a unit price equal to 95% of the market price for a share of Common Stock. Amounts deemed invested in interest accounts are annually credited with interest. Deferred bonuses under the PCG Plan vest at the end of the sixth calendar year after they are credited, and are subject to forfeiture if the recipient’s employment with us terminates prior to the vesting date, other than a termination as a result of death, disability or retirement. Vested deferred bonuses are distributed to the recipient, at the election of the recipient, upon either (i) the date they vest or (ii) the date the recipient’s employment with us terminates. Upon a distribution, the participant receives (in a lump sum or in periodic installments, at the participant’s election) a number of shares of Common Stock equal to the number of phantom stock units that are to be distributed, or cash in the amount of the balance of the interest account to be distributed. Commencing in calendar year 2002, we ceased issuing bonuses under the PCG Plan; however, this Plan still applies to deferred bonuses that have yet to vest.

Legg Mason Wood Walker, Incorporated Financial Advisor Retention Plan, formerly named the Legg Mason Wood Walker, Incorporated Financial Advisor Deferred Compensation Plan (the “FA Plan”)

In calendar year 2002, the PCG Plan was replaced with the FA Plan. Under the FA Plan, financial advisors in our Private Client Group are eligible to earn in each calendar year the right to receive future retention bonuses based upon several performance measures. When the right to receive a future retention bonus is awarded, the retention bonus is deemed invested in either an interest account or a “phantom stock” account. Amounts deemed invested in phantom stock accounts are credited as a number of phantom stock units based on a unit price equal to the market price for a share of Legg Mason Common Stock. The number of phantom stock units credited to an account will be adjusted over the period until the bonus is payable to account for any stock dividends, stock splits and similar events. Dividends paid on Common Stock are credited to phantom stock accounts by adding a number of phantom stock units based on a unit price equal to 95% of the market price for a share of Common Stock. Amounts deemed invested in interest accounts are annually credited with interest. Retention bonuses under the FA Plan are payable at the end of the sixth calendar year after the rights to receive them are granted, and rights to receive bonuses are subject to forfeiture if the recipient’s employment with us terminates prior to the end of that sixth year, other than a termination as a result of death, disability or retirement. When retention bonuses are paid, the recipient receives a number of shares of Common Stock equal to the number of phantom stock units that are to be distributed, or cash in the amount of the balance of the interest account to be distributed.

Legg Mason Wood Walker, Incorporated Key Employee Phantom Stock Agreements (the “Key Employee Agreements”)

Under the Key Employee Agreements, certain employees, as part of their recruitment by our Private Client Group, are offered deferred compensation bonuses credited within the first year of their employment. Deferral amounts under the Key Employee Agreements are deemed invested in “phantom stock” units based on a unit price equal to the market price for a share of Legg Mason Common Stock. The number of phantom stock units credited to an account will be adjusted over the deferral period to account for any stock dividends, stock splits and similar events. Dividends paid on Common Stock are credited to phantom stock accounts by adding a number of phantom stock units based on a unit price equal to 95% of the market price for a share of Common Stock. A portion of the deferred amounts under the Key Employee Agreements vests each year over a period of five years, and deferred amounts are subject to forfeiture if the recipient’s employment with us terminates prior to the vesting date, other than a termination as a result of death or disability. Vested deferred amounts are distributed to the recipient, at the election of the recipient, upon (i) the date they vest, (ii) the date the entire deferred amount vests, or (iii) the date the recipient’s employment with us terminates. Upon a distribution, the participant receives (in a lump sum or in periodic installments, at the participant’s election) a number of shares of Common Stock equal to the number of phantom stock units that are to be distributed.

Legg Mason Wood Walker, Incorporated Professional Branch Manager Phantom Stock Agreements (the “Branch Manager Agreements”)

Under the Branch Manager Agreements, certain of the branch managers in our Private Client Group may elect to defer up to $12,000 of compensation in any calendar year. We “match” dollar-for-dollar all amounts deferred under the Branch Manager Agreements. Deferred and match amounts under the Branch Manager Agreements are deemed invested in “phantom stock” units based on a unit price equal to the market price for a share of Common Stock. The number of phantom stock units credited to an account will be adjusted over the deferral period to account for any stock dividends, stock splits and similar events. Dividends paid on Common Stock are credited to phantom stock accounts by adding a number of phantom stock units based on a unit price equal to 95% of the market price for a share of Common Stock. Phantom stock units resulting from the Legg Mason “match” vest six full years after they are credited, and are subject to forfeiture if the recipient’s employment with us terminates prior to the vesting date, other than a termination as a result of death, disability or retirement. Vested deferred amounts are distributed to the recipient, at the election of the recipient, upon either (i) the date they vest or (ii) the date the recipient’s employment with us terminates. In a distribution, the participant receives (in a lump sum or in periodic installments, at the participant’s election) a number of shares of Common Stock equal to the number of phantom stock units that are to be distributed.

Legg Mason Wood Walker, Incorporated Producing Branch Manager Retention Plan (the “Branch Manager Plan”)

Under the Branch Manager Plan, certain branch managers in our Private Client Group are eligible to earn the right to receive deferred bonuses and retention bonuses. Rights to receive deferred and retention bonuses are awarded in tandem under the Branch Manager Plan following each fiscal year based on the income earned by eligible branch managers during the fiscal year. When the right to receive a deferred bonus and retention bonus is awarded, the bonuses are deemed invested in either an interest account or a “phantom stock” account. Amounts deemed invested in phantom stock accounts are credited as a number of phantom stock units based on a unit price equal to the market price for a share of Legg Mason Common Stock. The number of phantom stock units credited to an account will be adjusted over the period until the bonuses are payable to account for any stock dividends, stock splits and similar events. Dividends paid on Common Stock are credited to phantom stock accounts by adding a number of phantom stock units based on a unit price equal to 95% of the market price for a share of Common Stock. Amounts deemed invested in interest accounts are annually credited with interest. Deferred bonuses under the Branch Manager Plan are payable on the earlier of (i) the end of the sixth fiscal year after the rights to receive them are granted and (ii) the date the applicable recipient’s employment with us terminates. Retention bonuses under the Branch Manager Plan are payable at the end of the sixth fiscal year after the rights to receive them are granted, and rights to receive retention bonuses are subject to forfeiture if the applicable recipient’s employment with us terminates prior to the end of that sixth year, other than a termination as a result of death, disability or retirement. When bonuses are paid under the Branch Manager Plan, the recipient receives a number of shares of Common Stock equal to the number of phantom stock units that are to be distributed, or cash in the amount of the balance of the interest account to be distributed. We adopted the Branch Manager Plan during fiscal year 2003 and the first rights to receive bonuses under the Plan will be granted after March 31, 2003.

Howard, Weil, Labouisse, Friedrichs, Inc. Equity Incentive Plan (the “Howard Weil Plan”)

Under the Howard Weil Plan, certain employees of Howard, Weil, Labouisee, Friedrichs, Inc. (“Howard Weil”) were entitled to defer their receipt of compensation. The deferred amounts were deemed invested in Voting Stock of Howard Weil. When we acquired Howard Weil in 1987, the deferred amounts were funded by placing Howard Weil stock into a trust, and the stock in the trust was converted into Legg Mason Common Stock. Since the acquisition, no additional amounts have been deferred under the Howard Weil Plan. However, the Howard Weil Plan governs the distribution of shares from the trust to participants. In addition, dividends paid on the shares held in the trust are used to purchase additional shares of Legg Mason Common Stock in the open market, which are then credited to the accounts of participants.

Item 6.	Selected Financial Data.

(Dollars in thousands except per share amounts)

	Years Ended March 31,
	2003	2002	2001	2000	1999

Operating Results
Total revenues	$1,615,382	$1,578,612	$1,536,253	$1,399,585	$1,070,670
Interest expense	87,136	127,271	175,389	134,382	94,974

Net revenues	1,528,246	1,451,341	1,360,864	1,265,203	975,696
Non-interest expenses	1,219,925	1,198,092	1,095,044	1,010,765	818,885

Earnings before income tax provision	308,321	253,249	265,820	254,438	156,811
Income tax provision	117,412	100,313	109,590	104,025	63,537

Net earnings	$190,909	$152,936	$156,230	$150,413	$93,274

Per Common Share(1)
Earnings per share:
Basic	$2.89	$2.35	$2.45	$2.43	$1.57
Diluted	2.78	2.24	2.30	2.27	1.48
Weighted average shares outstanding (in thousands):
Basic	66,001	65,211	63,793	61,868	59,516
Diluted	68,760	68,262	67,916	65,967	62,836
Dividends declared(2)	$.430	$.390	$.350	$.305	$.250
Book value	18.59	16.20	14.14	12.09	9.51

Financial Condition
Total assets	$6,067,450	$5,939,614	$4,687,626	$4,812,107	$3,500,202
Long-term debt	786,753	779,463	99,770	99,723	99,676
Notes payable of finance subsidiaries(3)	—	97,659	119,200	239,268	—
Stockholders’ equity	1,247,957	1,084,548	927,720	770,808	571,969

(1)	Adjusted to reflect all stock splits.
(2)	Excluding $.16, $.60 and $.19 per share declared by Perigee Inc. prior to acquisition in 2001, 2000 and 1999, respectively.
(3)	Non-recourse, secured fixed-rate notes of Legg Mason Investments’ finance subsidiaries, the proceeds of which were invested in financial instruments with similar maturities. See Note 8 of Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Business Description

Legg Mason, Inc. (the “Parent”), a holding company, and its subsidiaries (collectively with the Parent, “Legg Mason”) are principally engaged in providing asset management, securities brokerage, investment banking and related financial services to individuals, institutions, corporations and municipalities. Terms such as “we,” “us,” “our” and “company” refer to Legg Mason.

Legg Mason has operations principally in the United States of America, the United Kingdom and Canada and also has offices in Spain, Switzerland and Singapore. The financial services industry in which Legg Mason operates is very competitive and highly regulated. Our profitability is sensitive to a variety of factors, including the amount and composition of our assets under management, the volume of trading in securities, the volatility and general level of securities prices and interest rates, the level of customer margin and credit account balances and the demand for investment banking services. In addition, overall market conditions, the diversification of services and products offered, investment performance and client relations are significant factors in determining whether we are successful in retaining and attracting clients. In the past decade, we have experienced substantial expansion due to internal growth and the strategic acquisition of asset management firms that provided, among other things, a broader range of investment expertise, additional product diversification and increased assets under management.

Legg Mason currently operates through four business segments: Asset Management, Private Client, Capital Markets, and Other. The business segments are based upon factors such as the services provided and distribution channels utilized. Certain services that we offer are provided to clients through more than one of our business segments. As such, the same revenue category may be reflected in multiple segments. We allocate certain common income and expense items among our business segments based upon various methodologies and factors.

The Asset Management segment provides asset management services to institutional and individual clients and investment advisory services to company-sponsored investment funds. Investment advisory and related fees earned by Asset Management vary based upon factors such as the type of underlying investment product, the amount of assets under management and the type of services that are provided. In addition, performance fees may be earned on certain investment advisory contracts for exceeding performance benchmarks. Distribution fees earned on company-sponsored investment funds are reported in Private Client when sold through its branch distribution network.

The Private Client segment distributes a wide range of financial products through its branch distribution network, including equity and fixed income securities, proprietary and non-affiliated mutual funds and annuities. At March 31, 2003, Private Client’s financial advisors operated out of 136 retail branch offices. The primary sources of net revenues for Private Client are commissions and principal credits earned on equity and fixed income transactions in customer brokerage accounts, distribution fees earned from mutual funds, fees earned from fee-based brokerage and managed accounts and net interest from customers’ margin loan and credit account balances. Sales credits associated with underwritten offerings initiated in the Capital Markets segment are reported in Private Client when sold through its branch distribution network.

The Capital Markets segment consists of our equity and fixed income institutional sales and trading, corporate and public finance advisory and underwriting activities, as well as corporate structured financing activities. Fixed income institutional sales and trading include transactions in both corporate and municipal products. Although we maintain securities in inventory primarily to facilitate customer transactions, Capital Markets also realizes trading profits and losses from trading activities. Sales credits associated with underwritten offerings are reported in Capital Markets when sold through institutional distribution channels. The results of this business segment also include realized and unrealized gains and losses on investments acquired in connection with merchant and investment banking activities.

The Other segment consists principally of our real estate service and mortgage banking business and unallocated corporate revenues and expenses.

All references to fiscal 2003, 2002 or 2001 refer to our March 31 fiscal year then ended.

Business Environment

The weak U.S. and global financial market conditions experienced in the prior fiscal year continued during fiscal 2003 as the uncertainty surrounding the economic outlook remained. The equity markets were plagued by slow economic activity, corporate governance, regulatory and accounting issues, concerns over terrorism and the growing tension and ultimate war in the Middle East. Domestically, the Dow Jones Industrial Average, the Nasdaq Composite Index and the S&P 500 were down 23%, 28% and 26%, respectively, during the year ended March 31, 2003. The fixed income markets benefited during the year due to declining interest rates and the volatility of the equity markets. During fiscal 2003, the U.S. Federal Reserve lowered interest rates by 0.50% to 1.25%, the lowest level since 1961.

The Sarbanes-Oxley Act of 2002 (the “Act”), as well as regulations established by the various market exchanges, were in response to the corporate governance and accounting scandals. The Act provides additional oversight to protect investors’ interests and addresses many issues including the independence of public accountants and boards of directors, and managements’ responsibility for fair and accurate disclosures. In addition, regulatory proceedings and investigations of the relationships between research analysts and investment banking operations at financial services companies have created uncertainty as to whether companies in the industry will be required to make significant changes in their research or investment banking operations. This difficult regulatory environment, coupled with the uncertain economic outlook, provided for a challenging business environment.

Despite the difficult market conditions, we were able to achieve strong results of operations, primarily as a result of the addition and subsequent growth of revenues from entities acquired during fiscal 2002, a robust fixed income environment and the benefit of a full year of cost savings and efficiency initiatives.

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

The following table sets forth, for the periods indicated, items in the Consolidated Statements of Earnings as a percentage of net revenues and the increase (decrease) by item as a percentage of the amount for the previous period:

	Percentage of Net Revenues Years Ended March 31,			Period to Period Change
	2003	2002	2001	2003 Compared to 2002	2002 Compared to 2001

Revenues
Investment advisory and related fees	56.3%	53.8%	48.1%	10.2%	19.4%
Commissions	20.7	22.8	26.3	(4.3)	(7.7)
Principal transactions	10.4	9.6	9.2	13.9	11.5
Investment banking	7.1	7.0	4.8	6.7	55.1
Interest	7.1	11.6	20.7	(35.3)	(40.4)
Other	4.1	4.0	3.8	7.5	13.5

Total revenues	105.7	108.8	112.9	2.3	2.8
Interest expense	5.7	8.8	12.9	(31.5)	(27.4)

Net revenues	100.0	100.0	100.0	5.3	6.6

Non-Interest Expenses
Compensation and benefits	58.7	60.9	59.1	1.6	9.8
Communications and technology	6.0	6.8	7.6	(7.0)	(3.7)
Occupancy	4.3	4.3	3.8	4.9	20.4
Amortization of intangible assets	1.6	1.3	0.9	32.5	51.8
Other	9.2	9.3	9.1	4.1	9.1

Total non-interest expenses	79.8	82.6	80.5	1.8	9.4

Earnings Before Income Tax Provision	20.2	17.4	19.5	21.7	(4.7)
Income tax provision	7.7	6.9	8.0	17.0	(8.5)

Net Earnings	12.5%	10.5%	11.5%	24.8	(2.1)

FISCAL 2003 COMPARED WITH FISCAL 2002

Financial Overview

Net revenues, net earnings and diluted earnings per share were up 5% to $1.53 billion, 25% to $190.9 million and 24% to $2.78, respectively. On August 1, 2001, we acquired Private Capital Management, L.P. (“PCM”), a high net worth investment manager in Naples, Florida. At acquisition, PCM managed $8.6 billion of assets, primarily in small to mid-cap stocks. On October 1, 2001, we acquired Royce & Associates, Inc. (“Royce”), an investment manager located in New York City. At acquisition, Royce managed $4.7 billion of assets, primarily in small and micro-cap mutual funds. As of March 31, 2003, PCM and Royce managed $11.5 billion and $8.2 billion of assets, respectively. The benefit of a full year of results and growth of Royce and PCM increased net revenues by approximately $80.0 million (net of interest expense). Additionally, net earnings increased as a result of lower compensation costs as a percentage of net revenues, decreases in litigation-related costs and the benefit of a full year of cost savings initiatives implemented in the prior year.

Net Revenues

Investment advisory and related fees, including distribution fees from investment funds, increased 10% to $860.3 million, primarily as a result of additional investment advisory fees of $90.5 million from Royce and PCM and growth of $40.9 million from our fixed income institutional investment advisor. Excluding acquisitions, these increases were offset in part by declines in investment advisory and distribution fees from company-sponsored equity investment funds of $42.7 million and lower fees at certain non-U.S. based investment advisors of $10.2 million.

Investment Advisory Revenues and Assets Under Management

	Assets Under Management (in billions, “B”)	Investment Advisory and Related Fee Revenues (in millions, “M”)
99	$88.9B	$414.7M
00	$111.8B	$563.5M
01	$139.9B	$654.0M
02	$177.0B	$780.6M
03	$192.2B	$860.3M

Securities brokerage revenues, including both commissions and principal transactions, increased 1 % to $474.9 million as a result of increases in the volume of both institutional and retail fixed income transactions, sales of annuities and the impact of a full year of commissions earned by PCM’s brokerage operations. These increases were offset in part by declines in listed retail equity transaction volume and sales of non-proprietary mutual funds. Investment banking revenues increased 7% to $109.0 million, primarily due to increases in new issue and underwriting revenues, and increased merger and advisory fees. Other revenues increased 8% to $62.3 million, primarily as a result of a $3.1 million increase in annual retirement account fees due to more accounts being charged a fee and increases in the fee rates, higher loan origination fees at our mortgage banking subsidiary and a $1.3 million realized gain on the sale of certain contracts in our bank brokerage network, offset in part by unrealized losses on firm investments.

Net interest profit declined 47% to $21.6 million primarily as a result of a decrease of $53.1 million in interest revenue due to lower average interest rates earned on customer account and firm investment balances, partially offset by a decrease in interest expense of $42.8 million as a result of lower average interest rates paid on customer credit account balances. In addition, interest expense increased $9.2 million as a result of acquisition-related debt. Net interest profit accounted for 7.0% of consolidated pre-tax profits, down significantly from 16.1% in the prior fiscal year.

Non-Interest Expenses

Compensation and benefits increased 2% to $897.5 million, primarily due to a full year’s impact of PCM and Royce, which resulted in an increase of $32.4 million in compensation-related expenses, and higher profitability-based asset management incentive expense, offset in part by a decline in sales and distribution fee commissions of $27.6 million. Compensation as a percentage of net revenues decreased to 58.7% in fiscal 2003 from 60.9% in fiscal 2002 primarily due to our Private Client and Capital Market segments. A substantial part of compensation expense fluctuates in proportion to the level of business activity. Other compensation costs, primarily salaries and benefits, are fixed and typically do not decline with reduced levels of business activity.

Communications and technology expense declined 7% to $92.0 million, primarily as a result of declines in costs for quote services, consulting fees and leased computer equipment.

Occupancy increased 5% to $65.2 million, primarily due to the impact of a full year of expenses of acquired entities, higher operating expenses at our corporate headquarters and the addition of office space leased by our fixed income institutional investment advisor.

Amortization of intangible assets increased 32% to $24.9 million, primarily as a result of a $5.5 million increase related to a full year of amortization of asset management contracts acquired in the PCM acquisition. We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective April 1, 2001, under which goodwill and indefinite life intangible assets are no longer amortized. See Note 6 of Notes to Consolidated Financial Statements.

Other expenses increased 4% to $140.3 million, primarily as a result of the impact of a full year of commissions paid to third party distributors of Royce funds, the addition of expenses of acquired entities and an increase of $2.1 million in reserves for recruiting-related advances to financial advisors. These increases were offset in part by a decline in litigation-related expenses of approximately $5.7 million and lower promotional expenses.

The provision for income taxes increased 17% to $117.4 million in fiscal 2003, primarily as a result of the increase in pretax earnings. The effective tax rate declined to 38.1% from 39.6% in the prior year due to lower average effective state income tax rates resulting from changes in state apportionment factors, $2.6 million in one-time net state income tax refunds and a lower average effective foreign tax rate as a result of realizing the tax benefits of U.K. net operating loss carryforwards. We do not expect that the changes in state apportionment factors will continue to further reduce effective state tax rates.

Results by Segment

Asset Management

	Years Ended March 31,
	2003	2002
	(In millions)
Net revenues	$648.1	$557.9
Non-interest expenses	469.4	398.7

Pre-tax earnings	$178.7	$159.2

Profit margin	27.6%	28.5%

Net revenues in Asset Management increased 16% to $648.1 million and pre-tax earnings increased 12% to $178.7 million, principally as a result of the impact of a full year of results and growth at PCM and Royce, as well as growth at our fixed income institutional investment advisor. Revenues from Asset Management tend to be more stable than those from Private Client and Capital Markets because they are less affected by changes in securities market conditions. Compensation as a percentage of net revenues increased to 48.3% in fiscal 2003 from 46.7% in fiscal 2002 and the pre-tax profit margin decreased to 27.6% in fiscal 2003 from 28.5% in fiscal 2002 because a higher percentage of revenues were generated by subsidiaries that retain a larger percentage of revenues, under revenue-sharing agreements, as incentive compensation. Asset Management represented 42.4% of consolidated net revenues in fiscal 2003, an increase from 38.4% in fiscal 2002. In fiscal 2003, PCM and Royce contributed an additional $90.5 million of investment advisory fees and $31.3 million of pre-tax earnings. In addition, investment advisory fees grew $40.9 million at our fixed income institutional investment advisor. These increases were offset in part by declines of $19.2 million in advisory fees from company-sponsored equity investment funds and $10.2 million in advisory fees from certain non-U.S. based investment advisors. In addition, net interest profit decreased $11.9 million primarily as a result of lower average interest rates earned on firm investment balances and an increase in acquisition-related debt. Included in the current fiscal year are charges of $2.8 million related to write-downs of previously acquired asset management contracts. Total assets under management were $192.2 billion as of March 31, 2003, an increase of $15.2 billion or 9% from March 31, 2002. As of March 31, 2003, approximately $132.1 billion or 68.7% of assets under management were in fixed income related products and $60.1 billion or 31.3% were in equity related products. Our assets under management mix was as follows: Institutional-$136.8 billion (71.2%); Mutual Funds-$35.9 billion (18.7%); and Wealth Management-$19.5 billion (10.1%).

Private Client

	Years Ended March 31,
	2003	2002
	(In millions)
Net revenues	$588.6	$618.2
Non-interest expenses	511.0	564.9

Pre-tax earnings	$77.6	$53.3

Profit margin	13.2%	8.6%

Despite a decline in Private Client’s net revenues of 5% to $588.6 million, pre-tax earnings increased 46% to $77.6 million. Compensation as a percentage of net revenues decreased to 58.1% in fiscal 2003 from 61.9% in fiscal 2002 as a result of lower effective commission payout rates and incentive compensation. The pre-tax profit margin increased to 13.2% in fiscal 2003 from 8.6% in fiscal 2002. Private Client represented 38.5% of consolidated net revenues in fiscal 2003, a decrease from 42.6% in the prior year. Net revenues declined primarily due to a decrease of $19.8 million in distribution fee revenues on company-sponsored investment funds, principally equity funds, and lower retail transaction volume. Improved pre-tax earnings and profit margin are attributable to a decline in non-interest expenses, driven by cost savings initiatives implemented last year, including the impact of branch consolidations, a reduction in the number of full-time employees and lower costs for communication services. Net interest profit in Private Client decreased 12% to $49.9 million, primarily due to a decline in average interest rates earned on firm investment balances.

Capital Markets

	Years Ended March 31,
	2003	2002
	(In millions)
Net revenues	$259.7	$242.2
Non-interest expenses	207.2	202.9

Pre-tax earnings	$52.5	$39.3

Profit margin	20.2%	16.2%

Net revenues in Capital Markets increased 7% to $259.7 million, while pre-tax earnings increased 34% to $52.5 million. Compensation as a percentage of net revenues declined to 56.4% in fiscal 2003 from 60.6% in fiscal 2002 due to lower effective percentage payouts for incentive compensation on higher revenues. The pre-tax profit margin increased to 20.2% in fiscal 2003 from 16.2% in fiscal 2002. Capital Markets represented 17.0% of consolidated net revenues in fiscal 2003 and 16.7% in fiscal 2002. The increase in net revenues was primarily attributable to higher institutional fixed income transaction volume and trading profits, as well as increases in municipal banking fees, offset in part by a decline in corporate banking fees and unrealized losses related to warrants acquired in connection with private placements.

Other

	Years Ended March 31,
	2003	2002
	(In millions)
Net revenues	$31.8	$33.0
Non-interest expenses	32.3	31.6

Pre-tax earnings	$(0.5)	$1.4

Profit margin	(1.6)%	4.2%

Other consists principally of the results of our real estate service and mortgage banking business and unallocated corporate revenues and expenses. Net revenues and pre-tax earnings declined $1.2 million and $1.9 million, respectively, from the prior year, reflecting a reduction in net interest profit at our real estate service and mortgage banking subsidiary, partially offset by increased mortgage banking fees.

FISCAL 2002 COMPARED WITH FISCAL 2001

Financial Overview

In fiscal 2002, net revenues reached then-record levels and increased 7% to $1.45 billion, primarily as a result of an increase in investment advisory and related fees. Despite the increase in net revenues during fiscal 2002, net earnings declined 2% to $152.9 million from fiscal 2001 as a result of increased expenses, including profitability-based incentive compensation, the addition of expenses of acquired entities and litigation-related costs. In fiscal 2002, diluted earnings per share declined 3% to $2.24 from $2.30 in fiscal 2001.

The results for fiscal 2002 also include the effect of adopting SFAS No. 142, which resulted in an expense reduction of $7.8 million ($6.7 million net of tax). This expense reduction increased both basic and diluted earnings per share by $0.10 in fiscal 2002.

Net Revenues

Revenues from investment advisory and related activities rose $126.6 million or 19% to $780.6 million in fiscal 2002, primarily as a result of the acquisitions of PCM and Royce, which contributed $97.1 million to the increase. The remainder of the increase was primarily attributable to growth in assets under management in fixed income investment advisory accounts. Revenues from securities brokerage activities declined 3% to $469.8 million as a result of a decrease in retail securities transactions and non-affiliated mutual fund and variable annuity sales. These declines were offset in part by increases in fixed income and equity institutional securities transaction volume. Revenues from investment banking activities increased 55% to $102.2 million primarily due to a $34.2 million increase in new issue sales concessions and increased municipal banking fees. Other revenues increased 14% to $58.0 million primarily as a result of realized and unrealized gains on firm investments and an increase in loan origination fees, partially offset by the sale of a merchant banking related investment in the prior fiscal year.

Our net interest profit declined 62% to $40.8 million from $106.8 million in the prior fiscal year, primarily as a result of a decrease of $92.0 million in interest revenue, due to lower average interest rates earned on customer margin account and firm investment balances, and an increase in interest expense of $30.2 million as a result of an increase in acquisition-related debt. These decreases in net interest profit were partially offset by a decrease in interest expense of $69.3 million as a result of lower average interest rates paid on customer credit account balances. Net interest profit accounted for 16.1% of consolidated pre-tax profits, down significantly from 40.2% in the prior fiscal year.

Non-Interest Expenses

Compensation and benefits expense increased 10% to $883.4 million, primarily attributable to significantly higher profitability-based incentive compensation, which increased by $36.9 million, the addition of $28.2 million in expenses as a result of the acquisitions of PCM and Royce and an increase in vested deferred compensation of $10.8 million during fiscal 2002. These increases were offset in part by a decline in variable sales commissions of $10.6 million.

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

Amortization of intangible assets increased $6.4 million or 52% to $18.8 million from the prior fiscal year, primarily attributable to $11.0 million of amortization of PCM’s asset management contracts, offset in part by the impact of adopting SFAS No. 142, under which goodwill and indefinite life intangible assets are no longer amortized. See Note 6 of Notes to Consolidated Financial Statements.

Other expenses increased 9% to $134.7 million, primarily attributable to an increase in litigation-related costs of $12.7 million (net of recoveries of $9.8 million). Fiscal 2002 net litigation-related costs were $15.1 million compared to $2.4 million in fiscal 2001.

The income tax provision decreased 9% to $100.3 million in fiscal 2002 due to lower pre-tax earnings and lower state income taxes. Legg Mason’s effective income tax rate was 39.6% in fiscal 2002, down from 41.2% in fiscal 2001 due to lower average effective state income tax rates and the impact of adopting SFAS No. 142, which eliminated non-deductible amortization of goodwill for book purposes.

Results by Segment

Asset Management

	Years Ended March 31,
	2002	2001
	(In millions)
Net revenues	$557.9	$445.0
Non-interest expenses	398.7	312.7

Pre-tax earnings	$159.2	$132.3

Profit margin	28.5%	29.7%

Net revenues in Asset Management increased 25% to $557.9 million, and pre-tax earnings increased 20% to $159.2 million, primarily as a result of the acquisitions of PCM and Royce. The pre-tax profit margin decreased to 28.5% in fiscal 2002 from 29.7% in fiscal 2001. Asset Management represented 38.4% of consolidated net revenues in fiscal 2002, an increase from 32.7% in fiscal 2001. In fiscal 2002, PCM and Royce contributed fees of $97.1 million and the internal growth of our core fixed income institutional manager increased revenues by $29.2 million. Performance fees, which are included in investment advisory and related fees, increased to $20.6 million in fiscal 2002 from $6.0 million in fiscal 2001, principally due to fees earned by PCM and Royce, as well as additional fees earned by other subsidiaries. Interest expense in Asset Management increased to $44.6 million in fiscal 2002 primarily due to an increase in acquisition-related debt. The increase in non-interest expenses is primarily attributable to the addition of expenses of acquired entities and an increase in profitability-based incentives at our fixed income institutional investment advisor. Total assets under management were $177.0 billion as of March 31, 2002, an increase of $37.1 billion or 27% from March 31, 2001. As of March 31, 2002, approximately $67.2 billion or 38.0% of assets under management were in equity related products and $109.8 billion or 62.0% were in fixed income related products.

Private Client

	Years Ended March 31,
	2002	2001
	(In millions)
Net revenues	$618.2	$707.4
Non-interest expenses	564.9	594.1

Pre-tax earnings	$53.3	$113.3

Profit margin	8.6%	16.0%

        The difficult market conditions in fiscal 2002, as well as significantly lower interest rates and lower retail transaction volume, negatively impacted Private Client. Accordingly, net revenues decreased 13% to $618.2 million for fiscal 2002 and pre-tax earnings declined 53% to $53.3 million. The pre-tax profit margin declined to 8.6% in fiscal 2002 from 16.0% in fiscal 2001. Private Client represented 42.6% of consolidated net revenues in fiscal 2002, a decrease from 52.0% in the prior fiscal year. Net interest profit in Private Client decreased 39% to $56.7 million in fiscal 2002 because of significantly lower average interest rates and lower average margin account balances, offset in part by an increase in average firm investment balances, principally funds segregated for regulatory purposes. Commissions from retail securities transactions, including listed and over-the-counter trading, decreased approximately $38.6 million or 26% during fiscal 2002 from the prior year. Net revenues also declined from decreases in retail generated principal transactions and sales of non-affiliated mutual funds and annuities. Non-interest expenses decreased 5% to $564.9 million, primarily as a result of lower variable sales commissions.

Capital Markets

	Years Ended March 31,
	2002	2001
	(In millions)
Net revenues	$242.2	$174.3
Non-interest expenses	202.9	158.8

Pre-tax earnings	$39.3	$15.5

Profit margin	16.2%	8.9%

Capital Markets achieved then-record net revenues in fiscal 2002. Net revenues increased 39% to $242.2 million in fiscal 2002, primarily as a result of higher institutional equity and fixed income transaction volume. Pre-tax earnings increased 154% to $39.3 million and the pre-tax profit margin increased to 16.2% in fiscal 2002 from 8.9% in fiscal 2001. Capital Markets represented 16.7% of consolidated net revenues in fiscal 2002, an increase from 12.8% in fiscal 2001. Non-interest expenses increased 28% to $202.9 million, driven by increased compensation costs, including variable sales commissions and incentives.

Other

	Years Ended March 31,
	2002	2001
	(In millions)
Net revenues	$33.0	$34.2
Non-interest expenses	31.6	29.5

Pre-tax earnings	$1.4	$4.7

Profit margin	4.2%	13.7%

Other consists principally of the results of our real estate service and mortgage banking business and unallocated corporate revenues and expenses. Net revenues were down slightly for the fiscal year from $34.2 million to $33.0 million, primarily due to a decrease in interest income resulting from lower interest rates.

Liquidity and Capital Resources

The primary objective of our capital structure and funding practices is to appropriately support Legg Mason’s business strategies, as well as the regulatory capital requirements of certain of our subsidiaries, and to provide needed liquidity at all times. Liquidity and the access to liquidity are essential to the success of our ongoing operations. Our overall funding needs and capital base are continually reviewed to determine if the capital base meets the expected needs of our businesses. We continue to explore potential acquisition opportunities as a means of diversifying and strengthening our business. These opportunities may from time to time involve acquisitions that are material in size and may require, among other things, the raising of additional capital and/or the issuance of additional debt.

As part of our liquidity strategy, we emphasize diversification of funding sources and seek to manage exposure to refinancing risk. Legg Mason has available committed short-term financing on both a secured and unsecured basis. Secured financing is obtained through the use of securities lending agreements and secured bank loans, which are primarily collateralized by short-term U.S. government and agency securities, highly rated corporate debt, money market funds and equity securities. Short-term funding is generally obtained at rates based upon benchmarks such as federal funds, prime rates, LIBOR or money market rates.

We maintain a committed, unsecured revolving credit facility of $100 million that matures on June 30, 2003, for general corporate purposes. The facility has restrictive covenants that require us, among other things, to maintain specified levels of net worth and debt-to-equity ratios. There were no borrowings outstanding under the facility as of March 31, 2003 and 2002. We are in the process of negotiating a new $100 million three-year revolving credit facility with substantially the same terms as the current facility. We expect the new facility to be in place by June 30, 2003. Our real estate service and mortgage banking subsidiary has two committed short-term financing facilities that mature on September 15, 2003 and are used in connection with its business operations. The first is a $50 million warehouse line of credit from a national bank ($24.8 million and $3.6 million outstanding at March 31, 2003 and 2002, respectively) that is used to provide interim financing for the funding of commercial mortgage loans. The Parent is a guarantor on this credit facility. The weighted average interest rates for fiscal 2003 and 2002 were 2.03% and 3.80%, respectively. The second credit facility is a financing agreement with the same national bank that allows for borrowing funds for short-term investing of up to $125 million at an interest rate of 0.80% based upon the amount of available customer escrow funds that are on deposit with the same bank. The credit facility is collateralized by the securities that are purchased with the funds, which are primarily short-term U.S. government and agency securities, highly rated corporate commercial paper and money market funds. There were no outstanding balances on this line as of March 31, 2003 and 2002. We have maintained compliance with all applicable covenants of these facilities throughout the year. In the event that we fail to meet the covenants specified by these credit facilities, these lines of credit may not be available to us.

Legg Mason also maintains uncommitted credit facilities from numerous banks and financial institutions. Uncommitted facilities consist of lines of credit that we have been advised are available, but for which no contractual lending obligation exists. As such, these uncommitted facilities would likely be unavailable to us if any material adverse effect on our financial condition occurred. We have not relied on the issuance of short-term commercial paper to fund our operating needs nor do we utilize unconsolidated special purpose entities to provide operating liquidity.

        Legg Mason’s assets consist primarily of cash and cash equivalents, collateralized short-term receivables, investment advisory fee receivables, securities owned and borrowed, intangible assets and goodwill. Our assets are principally funded by payables to customers, securities loaned, bank loans, long-term debt and equity. The collateralized short-term receivables consist primarily of margin loans, securities purchased under agreements to resell and securities borrowed, all of which are collateralized by U.S. government and agency securities and corporate debt and equity securities. The investment advisory fee receivables, although not collateralized, are short-term in nature and collectibility is reasonably certain. Excess cash is generally invested in institutional money market funds and securities purchased under agreements to resell. The highly liquid nature of our assets provides us with flexibility in financing and managing our anticipated operating needs.

Legg Mason’s total assets increased $127.8 million to $6.1 billion at March 31, 2003, principally as a result of a net increase in cash of $222.4 million, offset by the maturity of the investments of our finance subsidiaries of $97.3 million. The maturity of those investments was offset by a corresponding decrease in long-term notes payable of the finance subsidiaries of $97.7 million. Cash and securities segregated for regulatory purposes or deposited with clearing organizations increased $81.8 million, primarily reflecting a decrease in customer margin account balances of $62.2 million. Customer credit account balances remained relatively unchanged. Securities borrowed and securities loaned decreased $69.2 million and $59.7 million, respectively, reflecting a decline in demand for equity securities stemming from the weak equity market conditions. As of March 31, 2003, stockholders’ equity was $1.25 billion, a 15% increase over March 31, 2002. For fiscal 2003, cash flows from operating activities provided approximately $305.7 million, primarily attributable to net earnings, adjusted for non-cash charges. We expect that cash flows provided by operating activities will be the primary source of working capital for the next year.

As of March 31, 2003, Legg Mason had three long-term fixed rate debt facilities with an outstanding balance of $786.7 million, an increase of $7.3 million over the prior year due to accretion of our zero-coupon notes. We had outstanding $100.0 million principal amount of senior notes due February 15, 2006, which bear interest at a stated rate of 6.5%. The balance at March 31, 2003, was $99.9 million. The notes were originally issued in February 1996 at a discount to yield 6.57%. We also had outstanding $567.0 million principal amount at maturity of zero-coupon contingent convertible senior notes due on June 6, 2031, that resulted in net proceeds of $244.4 million. The balance at March 31, 2003 was $262.7 million. The convertible notes were issued in a private placement to qualified institutional buyers at an initial offering price of $440.70 per $1,000 principal amount at maturity. The discounted price reflects a yield to maturity of 2.75% per year. Upon certain events, including the sale price of our stock reaching certain thresholds, the convertible notes being rated below specified credit ratings and the convertible notes being called for redemption, each note is convertible into 7.7062 shares of our common stock, subject to adjustment. We may redeem the convertible notes for cash on or after June 6, 2006 at their accreted value. In addition, we may be required to repurchase the convertible notes at their accreted value, at the option of the holders, on June 6, 2005, 2007, 2011, and every five years thereafter until 2026 or upon a change in control of Legg Mason that occurs on or before June 6, 2006. Such repurchases can be paid in cash, shares of our common stock or a combination of both. Approximately 4.4 million shares of common stock are reserved for issuance upon conversion. We also had outstanding $425.0 million principal amount of senior notes due July 2, 2008, which bear interest at 6.75%. The notes were issued at a discount to yield 6.80%. The balance at March 31, 2003 was $424.1 million. Proceeds from our long-term debt were used to fund the acquisition of asset management entities.

Our debt ratings at March 31, 2003 were BBB for Standard and Poor’s Rating Services and A3 for Moody’s Investor Service, Inc. The Moody’s Investor Service, Inc. rating increased in November 2002 from Baal.

On August 1, 2001, Legg Mason purchased PCM for cash of approximately $682.0 million, excluding acquisition costs. The transaction includes two contingent payments based on PCM’s revenue growth for the years ending on the third and fifth anniversaries of closing, with the aggregate purchase price to be no more than $1.4 billion. As such, we may be required to make maximum payments in the amount of $400.0 million on August 1, 2004 and $300.0 million on August 1, 2006, if certain conditions are met. Based upon the current level of assets under management and the associated revenue growth at PCM, we anticipate it is likely that a significant contingent payment will be made on August 1, 2004. On October 1, 2001, we completed the acquisition of Royce for cash of $115.0 million, excluding acquisition costs. The transaction includes three contingent payments based on Royce’s revenue growth for the years ending on the third, fourth and fifth anniversaries of closing, with the aggregate purchase price to be no more than $215.0 million. We may, therefore, be required to make a maximum payment in the amount of $100.0 million on October 1, 2004 as part of this acquisition, if certain conditions are met. We have the option to pay as much as 50% of the remaining purchase price for Royce in common stock. Based upon the current level of assets under management and the associated revenue growth at Royce, we anticipate it is likely that a significant contingent payment in the form of cash, stock or a combination of both will be made on October 1, 2004. We expect to fund these commitments through cash available from operations, available lines of credit or by raising funds through the capital markets.

As of March 31, 2003, we had $575.0 million available for the issuance of additional debt or equity securities pursuant to a shelf registration statement. A shelf filing permits us to register securities in advance and then sell them when financing needs arise or market conditions are favorable. We intend to use the shelf registration for general corporate purposes, including the expansion of our business. There are no assurances as to the terms of any securities that may be issued pursuant to the shelf registration since they are dependent on market conditions and interest rates at the time of issuance.

During fiscal 2002, the Board of Directors authorized Legg Mason, at its discretion, to purchase up to 3 million shares of its own common stock. During fiscal 2003 and 2002, we repurchased 884,900 shares for $42.0 million and 136,800 shares for $7.1 million, respectively. In fiscal 2003 and 2002, we paid cash dividends of $28.2 million and $25.1 million, respectively. We anticipate that we will continue to pay quarterly dividends and to repurchase shares on a discretionary basis.

The Parent’s broker-dealer subsidiaries are subject to the requirements of the Securities and Exchange Commission’s Uniform Net Capital Rule, which is designed to measure the general financial soundness and liquidity of broker-dealers. As of March 31, 2003, the broker-dealer subsidiaries had aggregate net capital of $363.4 million, which exceeded minimum net capital requirements by $342.8 million. The amount of the broker-dealers’ net assets that may be distributed is subject to restrictions under applicable net capital rules. The Parent’s trust subsidiary is subject to the requirements of the Office of Thrift Supervision, which requires compliance with regulatory capital standards. As of March 31, 2003, the trust subsidiary met all capital adequacy requirements to which it is subject.

Contractual Obligations and Contingent Payments

Legg Mason has contractual obligations to make future payments in connection with our short and long-term debt, non-cancelable lease agreements and a forward purchase agreement. In addition, as noted in Liquidity and Capital Resources above, we may be required to make contingent payments under business purchase agreements if certain future events occur. See Notes 2, 7, 8 and 9 of Notes to Consolidated Financial Statements for additional disclosures related to our commitments.

The following table sets forth these contractual and contingent obligations by fiscal year:

Contractual and Contingent Obligations (In millions)	2004	2005	2006	2007	2008	Thereafter	Total

Contractual Obligations
Short-term borrowings by contract maturity	$29.5	$—	$—	$—	$—	$—	$29.5
Long-term borrowings by contract maturity(a)	—	—	378.9	—	—	425.0	803.9
Coupon interest on long-term borrowings	35.2	35.2	31.9	28.7	28.7	14.3	174.0
Minimum rental commitments	61.8	52.0	44.5	39.4	35.1	93.0	325.8
Forward purchase agreement(b)	—	—	4.2	—	—	—	4.2

Total Contractual Obligations	$126.5	$87.2	$459.5	$68.1	$63.8	$532.3	$1,337.4

Contingent Obligations
Contingent payments related to business acquisitions(c)	1.0	500.0	6.8	300.0	—	—	807.8

Total Contractual and Contingent Obligations(d)	$127.5	$587.2	$466.3	$368.1	$63.8	$532.3	$2,145.2

(a)	Included in the payments in 2006 is $278.9, reflecting amounts that may be due to holders of the zero coupon convertible senior notes, which represents the accreted value on the next possible date that the holders may require us to purchase the notes. Legg Mason has the option to pay the purchase price in cash or common stock or a combination of both.
(b)	See Note 1 of Notes to Consolidated Financial Statements, “Derivative Instruments.”
(c)	The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of business purchase agreements.
(d)	The table above does not include approximately $27.5 in capital commitments to investment partnerships in which Legg Mason is a limited partner. These obligations will be funded, as required, through the end of the commitment periods that range from fiscal 2004 to 2011. These capital commitments also include $1.3 of commitments to lend employees funds to invest in one of these partnerships.

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

Risk management at Legg Mason is a multi-faceted process that requires communication, judgment and knowledge of financial products and markets. Senior management takes an active role in the risk management process and requires specific administrative and business functions to assist in the identification, assessment and control of various risks. Formal risk management committees review extensions of credit, capital markets commitments, equity and fixed income market making activities and new product and business proposals. Our risk management policies, procedures and methodologies are fluid in nature and are subject to ongoing review and modification. Funding risk is discussed in “Liquidity and Capital Resources.”

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

Legg Mason makes dealer markets in equity and debt securities. To facilitate customer orders, we may be required to own equity and debt securities in our trading and inventory accounts. The majority of our trading and inventory accounts consist of debt instruments. We attempt to reduce our exposure to market risk by managing our net long or short position. For example, we may hedge a municipal portfolio by taking an offsetting position in a related futures contract. Due to imperfections in correlations, gains and losses can occur even for positions that are hedged. Position limits in trading and inventory accounts are established and monitored on an ongoing basis. Each day, consolidated position and exposure reports are prepared and distributed to various levels of management, which enable management to monitor inventory levels and the results of the trading groups. We also monitor inventory aging, pricing, concentration and securities ratings.

The following tables categorize Legg Mason’s market risk sensitive financial instruments by type of security and maturity date. The Fair Value of Trading Securities below reflects our Trading assets net of our Trading liabilities, which is consistent with the way we manage our risk exposure. See Note 4 of Notes to Consolidated Financial Statements for the related gross long and short fair values of our trading securities. The Fair Value of Other Financial Instruments includes Investment securities, in addition to treasury securities of $82.6 million and $122.9 million at March 31, 2003 and 2002, respectively, included in Cash and securities segregated for regulatory purposes or deposited with clearing organizations.

Financial Instruments with Market Risk at March 31, 2003

	Fiscal Year
(In thousands)	2004	2005	2006	2007	2008	Thereafter	Total

Fair Value of Trading Securities
U.S. government and agencies	$—	$(4,035)	$3,199	$2,124	$4,506	$6,788	$12,582
Corporate debt	221	1,640	379	4,190	316	11,939	18,685
State and municipal bonds	3,033	1,404	8,857	1,366	3,352	52,123	70,135

Total debt securities	3,254	(991)	12,435	7,680	8,174	70,850	101,402

Equity and other securities	—	—	—	—	—	2,477	2,477

Total trading securities	$3,254	$(991)	$12,435	$7,680	$8,174	$73,327	$103,879

Fair Value of Other Financial Instruments
U.S. government and agencies	$87,949	$—	$—	$882	$1,265	$12,574	$102,670
Corporate debt	1,628	510	259	—	—	21	2,418

Total debt securities	89,577	510	259	882	1,265	12,595	105,088
Equity and other securities	—	—	—	—	—	20,054	20,054

Total other financial instruments	$89,577	$510	$259	$882	$1,265	$32,649	$125,142

Total trading and other financial instruments	$92,831	$(481)	$12,694	$8,562	$9,439	$105,976	$229,021

Weighted Average Yield
U.S. government and agencies	2.19%	1.04%	3.34%	3.56%	2.47%	4.56%
Corporate debt	3.72	6.17	5.45	5.87	4.76	5.54
State and municipal bonds	1.62	4.77	2.31	3.64	2.57	3.69

Financial Instruments with Market Risk at March 31, 2002

	Fiscal Year
(In thousands)	2003	2004	2005	2006	2007	Thereafter	Total

Fair Value of Trading Securities
U.S. government and agencies	$—	$(4,558)	$2,242	$551	$(19,404)	$8,886	$(12,283)
Corporate debt	7,076	(53)	1,205	866	5,236	5,829	20,159
State and municipal bonds	52,886	579	919	281	394	22,630	77,689

Total debt securities	59,962	(4,032)	4,366	1,698	(13,774)	37,345	85,565
Equity and other securities	—	—	—	—	—	10,235	10,235

Total trading securities	$59,962	$(4,032)	$4,366	$1,698	$(13,774)	$47,580	$95,800

Fair Value of Other Financial Instruments
U.S. government and agencies	$123,114	$480	$516	$—	$—	$2,971	$127,081
Corporate debt	6,657	—	—	—	—	—	6,657

Total debt securities	129,771	480	516	—	—	2,971	133,738
Equity and other securities	—	—	—	—	—	16,858	16,858

Total other financial instruments	$129,771	$480	$516	$—	$—	$19,829	$150,596

Total trading and other financial instruments	$189,733	$(3,552)	$4,882	$1,698	$(13,774)	$67,409	$246,396

Weighted Average Yield
U.S. government and agencies	3.10%	3.64%	5.15%	5.00%	4.87%	5.40%
Corporate debt	2.26	4.71	5.50	5.82	5.59	6.33
State and municipal bonds	1.37	3.84	3.75	3.65	4.31	4.93

In addition to the financial instruments included in the table, we have three long-term debt facilities, which are described in “Liquidity and Capital Resources.”

Our net investments in foreign subsidiaries are impacted by fluctuations of foreign exchange rates. These fluctuations are recorded as a component of Stockholders’ equity and are not material to our financial condition. The impact of currency fluctuations on our results of operations was not material.

Credit Risk

Credit risk represents the loss that we would incur if a client, counter party or issuer of securities or other instruments held by Legg Mason fails to perform its contractual obligations to us. We follow industry practice to reduce credit risk related to various investing and financing activities by obtaining and maintaining collateral. Credit exposure associated with our private client business consists primarily of customer margin accounts, which are monitored daily. We monitor exposure to industry sectors and individual securities and perform sensitivity analyses on a regular basis in connection with our margin lending activities. We adjust margin requirements if we believe the risk exposure is not appropriate based on market conditions.

Operational Risk

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our operating systems, business disruptions and inadequacies or breaches in our internal control processes. We operate different businesses in diverse markets and we are reliant on the ability of our employees and systems to process high numbers of transactions often within short time frames. In the event of a breakdown or improper operation of systems, human error or improper action by employees, Legg Mason could suffer financial loss, regulatory sanctions or damage to its reputation. In order to mitigate and control operational risk, we have developed and continue to enhance policies and procedures that are designed to identify and manage operational risk at appropriate levels. For example, we have procedures requiring that all securities transactions must be confirmed on a timely basis, that position valuations are subject to periodic independent review procedures and that collateral and adequate documentation are obtained from counter parties in appropriate circumstances. We also use periodic self-assessments, internal audit reviews and independent consultants as a further check on operational risk and exposure.

Disaster recovery plans exist for our critical systems, and redundancies are built into the systems as deemed appropriate. We believe that our disaster recovery program, including offsite back-up technology and operational facilities, is adequate to handle a reasonable business disruption. However, there can be no assurances that a disaster directly affecting our headquarters or our operations centers would not have a material adverse impact. Insurance and other safeguards might only partially reimburse us for our losses.

Legal Risk

Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements. Legg Mason is subject to extensive regulation in the different jurisdictions in which we conduct our business. We have various procedures addressing issues, such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, credit granting, protection of client information, collection activities, money-laundering and record keeping.

Critical Accounting Policies

Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding the reported results of operations and the financial position of Legg Mason. See Note 1 of Notes to Consolidated Financial Statements for a discussion of our significant accounting policies and other information. Certain critical accounting policies require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements. Due to their nature, estimates involve judgment based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on the consolidated financial statements.

We consider the following to be among Legg Mason’s current accounting policies that involve significant estimates or judgments.

Valuation of Financial Instruments

Substantially all financial instruments are reflected in the financial statements at fair value or amounts that approximate fair value. Cash and securities segregated for regulatory purposes or deposited with clearing organizations, Securities purchased under agreements to resell, Trading assets, Investment securities, Investments of finance subsidiaries and Trading liabilities on the Consolidated Statements of Financial Condition include forms of financial instruments. Unrealized gains and losses related to these financial instruments are reflected in net earnings or other comprehensive income, depending on the underlying purpose of the instrument. Where available, we use prices from independent sources such as listed market prices or broker or dealer price quotations. For investments in illiquid and privately held securities that do not have readily determinable fair values, the determination of fair value requires management to estimate the value of the securities based upon available information. In instances where a security is subject to transfer restrictions, the value of the security is based primarily on the quoted price of the same security without restriction, but may be reduced by an amount estimated to reflect such restrictions. In addition, even where the value of a security is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. For instance, we generally assume that the size of positions in securities that we hold would not be large enough to affect the quoted price of the securities if we were to sell them, and that any such sale would occur in an orderly manner. However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value.

We evaluate our non-trading securities for “other than temporary” impairment. Impairment may exist when the fair value of an investment security has been below the adjusted cost for an extended period of time. If an “other than temporary” impairment is determined to exist, the difference between the adjusted cost of the investment security and its current fair value is recognized as a charge to earnings in the period in which the impairment is determined.

As of March 31, 2003, we owned approximately $5.3 million of financial instruments that were valued solely on our assumptions or estimates. Additionally, we had less than $0.1 million of unrealized losses on investment securities at March 31, 2003.

Intangible Assets and Goodwill

Effective April 1, 2001, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) SFAS No. 141, “Business Combinations,” and SFAS No. 142. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, it provides that the cost of an acquired entity must be allocated to the assets acquired, including identifiable intangible assets, and liabilities assumed based on their estimated fair values at date of acquisition. The excess cost over the fair value of the net assets acquired must be recognized as goodwill.

SFAS No. 142 provides that goodwill is no longer amortized and the value of an identifiable intangible asset must be amortized over its useful life, unless the asset is determined to have an indefinite useful life.

In allocating the purchase price of an acquisition to intangible assets, we must determine the fair value of the assets acquired. We determine fair values of intangible assets acquired, primarily asset management contracts and trade names, based upon certain estimates and assumptions including projected future cash flows, growth or attrition rates for acquired contracts based upon historical experience, estimated contract lives, discount rates and investment performance. The determination of estimated contract lives requires judgment based upon historical client turnover and attrition rates and the probability that contracts with termination dates will be renewed.

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

For significant acquisitions, such as PCM and Royce, we engage the services of third party consultants to perform independent valuations of assets acquired and liabilities assumed.

As of March 31, 2003, we had $454.5 million in goodwill, $159.2 million in indefinite-life intangible assets and $311.2 million in amortizable intangible assets. Generally, the estimated useful lives of amortizable intangible assets range from 5 to 20 years.

We review our intangible assets and goodwill on a quarterly basis, considering factors such as projected cash flows and revenue multiples, to determine whether the value of the assets is impaired and the amortization periods are appropriate. If an asset is impaired, the difference between the value of the asset reflected on the financial statements and its current fair value is recognized as an expense in the period in which the impairment occurs. Intangible assets subject to amortization are reviewed for impairment at each reporting period using an undiscounted cash flow analysis. For intangible assets with indefinite lives, fair value is determined based on anticipated discounted cash flows. Goodwill is evaluated at the reporting unit level, which is one level below the operating segment, and is deemed to be impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. In estimating the fair value of the reporting unit, we use valuation techniques based on multiples of revenues and discounted cash flows similar to models employed in analyzing the purchase price of an acquisition target. Substantially all of our goodwill is assigned to the asset management operating segment. We have defined the asset management reporting units to be wealth management, institutional and mutual funds.

During fiscal 2003, Legg Mason recorded an impairment charge of $2.8 million, of which $2.0 million represented the fair value of asset management contracts, acquired in a prior business combination, that were deemed to be impaired due to declining profit margins. The remainder of the impairment charge represented the fair value of asset management contracts, acquired in a prior business combination, that were terminated during the period. If actual results vary from the estimates and assumptions used to determine the fair values assigned to assets, we may be required to recognize an impairment charge that could be material to our results.

Some of our business acquisitions, such as PCM and Royce, involved closely held companies in which certain key employees were also owners of those companies. In establishing the overall purchase price, we may include contingent consideration whereby only a portion of the purchase price is paid on the acquisition date. The determination of these contingent payments is consistent with our methods of valuing and establishing the purchase price, and we record these payments as additional purchase price and not compensation when the contingencies are met. Generally, contingent payments are recorded as additional goodwill. See Note 6 of Notes to Consolidated Financial Statements for additional information regarding intangible assets and goodwill.

Reserves for Losses and Contingencies

Legg Mason is the subject of customer complaints and has also been named as a defendant in various legal actions arising primarily from securities brokerage, asset management and investment banking activities, including certain class actions, which primarily allege violations of securities laws and seek unspecified damages, which could be substantial. Legg Mason has also been involved in governmental and self-regulatory agency investigations and proceedings. In accordance with SFAS No. 5 “Accounting for Contingencies,” we have established reserves for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these reserves, we use our judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of the losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our experience. If our judgments prove to be incorrect, our reserves may not accurately reflect actual losses that result from these actions, which could materially affect results in the period the expenses are ultimately determined. See Note 9 of Notes to Consolidated Financial Statements for additional disclosures regarding contingencies.

Special Purpose Entities

Special purpose entities (“SPEs”) are trusts, partnerships, corporations or other vehicles that are established for a limited business purpose. SPEs generally involve the transfer of assets and liabilities in which the transferor may or may not have continued involvement, derive continued benefit, exhibit control or have recourse. We do not utilize SPEs as a form of financing or to provide liquidity, nor have we recognized any gains from the sale of assets to SPEs.

Our primary relationship with SPEs involves one of our asset management subsidiaries, which is the collateral manager of four Collateralized Debt Obligations (“CDOs”). The first CDO was established during fiscal 2002 as a vehicle for investors and issued approximately $383.0 million of debt and acquired a portfolio consisting primarily of high quality asset-backed securities. We did not sell any assets to the CDO. For our services as collateral manager, we receive senior management fees and may be eligible, under certain circumstances, to receive subordinated management fees up to approximately $1.5 million annually. We may be removed as collateral manager under certain conditions. Currently, we do not own an equity interest in the entity; however, we have entered into a cash flow hedge whereby we may purchase a $4.2 million equity interest (approximately 1% of the assets of the entity) in three years. Since March 31, 2002, we became the collateral manager of three additional CDOs. These CDOs are vehicles for investors that issued, in total, approximately $1.1 billion of debt, the proceeds of which were used to acquire portfolios consisting primarily of high quality asset-backed securities. Legg Mason did not sell any assets to these CDOs. For our services as collateral manager, we are entitled to receive senior management fees and may be eligible, under certain circumstances, to receive subordinated management fees up to approximately $2.2 million annually. We may be removed as collateral manager under certain conditions.

Currently, we do not own an equity interest in any of the CDOs. Other than the cash flow hedge described above, we have no financial commitments or guarantees to the CDOs and the underlying debt is non-recourse to us as collateral manager. These CDOs are not consolidated. As of March 31, 2003, we have recorded an unrealized loss of $1.5 million, net of tax, related to the cash flow hedge.

In January 2003, the FASB issued FASB Interpretation Number (“FIN”) 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51.” FIN 46 provides guidance with respect to consolidation of SPEs that are deemed to be variable interest entities (“VIEs”). A VIE is an entity in which equity investors do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from investors. We believe all of the CDOs described above are VIEs and, accordingly, the primary beneficiary, if any, would be required to consolidate the VIEs. The primary beneficiary is the entity that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s residual returns, or both.

We are currently in the process of assessing the impact of FIN 46 on these CDOs; however, we believe it is reasonably possible that we will have to consolidate the assets, liabilities and results of some, if not all, of the CDOs described above as of and for the quarter ended September 30, 2003. If we are required to consolidate all four of these CDOs, we estimate that we would record additional assets and liabilities on the Consolidated Statement of Financial Condition of approximately $1.8 billion. If such liabilities are required to be recorded, we would disclose that such liabilities are without recourse to Legg Mason, as our role of collateral manager for such CDO pools does not expose us to risk of loss.

In addition, in the normal course of our business activities, we become the general partner, and in some cases a limited partner, in investment partnerships and the investment manager and/or managing member in limited liability companies. We are currently in the process of assessing the impact of FIN 46 on these entities; however, we believe it is unlikely that we will have to consolidate these entities.

See “Recent Accounting Developments” for additional details regarding the requirements of FIN 46.

Stock-Based Compensation

Our stock-based compensation plans include stock options, stock purchase plans, restricted stock awards and deferred compensation payable in stock. We account for stock-based compensation in accordance with the intrinsic value method prescribed by Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. We grant stock option awards with an exercise price equal to the market price on the date of grant, and accordingly, do not recognize compensation expense for stock option awards. Under the stock purchase plan, shares of common stock are purchased in the open market on behalf of participating employees and we provide a 10% contribution towards purchases, which is charged to stockholders’ equity. Restricted stock awards and deferred compensation payable in stock are recognized as expense over their vesting periods.

In accordance with the provisions of SFAS No. 123, we provide disclosure in the Notes to Consolidated Financial Statements of the pro forma results under the fair value based method, as if compensation expense associated with stock option grants and the stock purchase plan had been recognized over the vesting period. The fair value of each option grant is determined using the Black-Scholes option-pricing model. If we accounted for stock option grants and the stock purchase plan under the fair value based method, net earnings would have been reduced by $22.6 million, $20.5 million and $15.1 million in 2003, 2002 and 2001, respectively.

On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123.” SFAS No. 148 permits three alternative methods of transition for a voluntary change to the fair value based method. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the applied method on reported results.

We are currently in the process of determining whether to make a voluntary change to the fair value based method of accounting for stock-based employee compensation.

Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net earnings by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of potential common shares. Diluted EPS does not include 4.4 million shares that may be issued upon conversion of the zero-coupon contingent convertible senior notes, due to the contingent nature of the conversion feature, which provides for conversion only in limited circumstances, including the sale price of our common stock reaching certain thresholds, the notes being rated below specified credit ratings and the notes being called for redemption. If the notes had been converted as of April 1, 2002, diluted EPS for fiscal 2003 would have been negatively impacted by approximately $0.08 per share.

Forward-Looking Statements

Information or statements provided by or on behalf of Legg Mason from time to time, including those within this Annual Report on Form 10-K, may contain certain “forward-looking information,” including information relating to anticipated growth in revenues or earnings per share, anticipated change in our businesses or in the amount of client assets under management, anticipated expense levels, changes in expenses, the expected effects of acquisitions and expectations regarding financial market conditions. We caution readers that any forward-looking information provided by or on behalf of Legg Mason is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are outside of our control, including but not limited to those discussed below and elsewhere in this Annual Report on Form 10-K. Further, such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligations to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Legg Mason’s future revenues may fluctuate due to numerous factors, such as: the total value and composition of assets under management; the volume of trading in securities; the volatility and general level of securities prices and interest rates; the relative investment performance of company-sponsored investment funds and other asset management products compared with competing offerings and market indices; investor sentiment and confidence; general economic conditions; the ability of Legg Mason to maintain investment management and administrative fees at current levels; the level of margin and customer account balances; competitive conditions in each of our business segments; the demand for investment banking services; the ability to attract and retain key personnel and the effects of acquisitions, including prior acquisitions.

Our future operating results are also dependent upon the level of operating expenses, which are subject to fluctuation for the following or other reasons: variations in the level of compensation expense incurred by Legg Mason as a result of changes in the number of total employees, competitive factors, changes in the percentages of net revenues paid as compensation or other reasons; variations in expenses and capital costs, including depreciation, amortization and other non-cash charges incurred by us to maintain our administrative infrastructure; unanticipated costs that may be incurred by Legg Mason from time to time to protect client goodwill or in connection with litigation; and the effects of acquisitions.

Legg Mason’s business is also subject to substantial governmental regulation and changes in legal, regulatory, accounting, tax and compliance requirements that may have a substantial effect on our business and results of operations.

Effects of Inflation

Based on today’s low inflationary rates and because our assets are primarily monetary in nature, consisting of cash and cash equivalents, securities and receivables, we believe that our assets are not significantly affected by inflation. The rate of inflation, however, can affect various expenses, including employee compensation, communications and technology and occupancy, which may not be readily recoverable in charges services provided by us.

Recent Accounting Developments

The following pronouncements have been issued by the FASB during the fiscal year.

SFAS No.143. “Accounting for Asset Retirement Obligations,” requires the fair value of a liability to be recorded for costs associated with the retirement of tangible long-lived assets in the period in which the liability is incurred, if it can be reasonably estimated.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This statement principally addresses implementation issues of SFAS No. 121, including developing a single accounting model for long-lived assets to be disposed of by sale.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002,” primarily provides guidance for reporting gains and losses from extinguishments of debt and sale-leaseback transactions.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces the existing guidance provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

SFAS No. 147, “Acquisitions of Certain Financial Institutions—an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” This statement provides guidance on the accounting for the acquisition of a financial institution, which had previously been addressed in SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” and requires those transactions to be accounted for in accordance with SFAS No. 141 and SFAS No. 142. In addition, this statement amends SFAS No. 144 to include long-term customer-relationship intangible assets, other than those with indefinite lives, and would require these assets to be subject to an undiscounted cash flow recoverability impairment test that SFAS No. 144 requires for other long-lived assets that are held and used.

SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 are effective for our March 31, 2003 financial statements and interim periods thereafter.

FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34” expands the disclosure requirements to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. For guarantees issued or modified after December 31, 2002, FIN 45 also requires, under certain circumstances, the recognition, at the inception of a guarantee, of a liability for the fair value of the obligation as a result of issuing the guarantee. Guarantees of an entity’s own future performance are not within the scope of FIN 45.

As previously discussed in Special Purpose Entities under “Critical Accounting Policies,” FIN 46 requires the consolidation of the assets, liabilities and results of operations of VIEs by the primary beneficiary. FIN 46 also requires the disclosure of information concerning VIEs by entities that hold significant variable interests, but may not be the primary beneficiary. The provisions of FIN 46 apply immediately to VIEs created after January 31, 2003, and is effective for interim periods beginning after June 15, 2003 for interests in VIEs that were acquired before February 1, 2003. FIN 46 also requires the disclosure of the nature, purpose, size and activities of VIEs, as well as the maximum exposure to loss in connection with VIEs for any financial statements issued after January 31, 2003, if it is reasonably possible that an entity will consolidate or disclose information about a VIE.

SFAS Nos. 143 through 148 and FIN 45 and 46, became effective during the fiscal year and did not materially impact the consolidated financial statements at March 31, 2003. We are in the process of evaluating certain provisions of FIN 46, which are effective in subsequent periods.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” EITF 02-3 precludes mark-to-market accounting for energy-trading contracts that are not derivatives pursuant to SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities.” The provisions of this statement are effective for contracts entered into subsequent to November 22, 2002 and did not materially impact the consolidated financial statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses the accounting for arrangements under which a vendor will perform multiple revenue-generating activities. The provisions of this statement are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect this statement to materially impact the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks.

See “Item 7. Managements Discussion and Analysis of Results of Operations and Financial Condition—Risk Management” for disclosure about market risk.

Item 8.	Financial Statements and Supplementary Data.

MANAGEMENT’S DISCUSSION ON RESPONSIBILITY FOR FINANCIAL REPORTING

The management of Legg Mason, Inc. and its subsidiaries (collectively “Legg Mason”) is responsible for the preparation and fair presentation of the accompanying Consolidated Financial Statements and related Notes. Management is also responsible for the fair presentation of Management’s Discussion and Analysis that is included in this Annual Report on Form 10-K and believes that this information is accurate and consistent with the Consolidated Financial Statements and Notes, where applicable.

Management understands and recognizes the importance of safeguarding Legg Mason’s assets. In connection with this, management believes that Legg Mason maintains a system of internal controls that management believes is adequate to ensure that transactions are properly authorized, that its assets are safeguarded and that its financial records are reliable. The system of internal controls includes, but is not limited to, maintaining risk and operational management committees, maintaining internal audit, legal and compliance departments, establishing formal written policies and procedures and segregating key duties and functions, where appropriate. Due to the fact that the operational environment in which Legg Mason operates is constantly changing, management periodically evaluates and implements changes to improve its system of internal controls. During the year, Legg Mason established a Disclosure Committee to assist the Chief Executive Officer and Principal Financial Officer in fulfilling their formal certification responsibilities for establishing and maintaining disclosure controls and procedures. The Disclosure Committee is made up of senior representatives from the Financial and Risk Management areas of the firm and is advised by the Legal department. The Disclosure Committee meets regularly to review events and disclosures and their impact on Legg Mason’s 10-Q and 10-K reports and Proxy Statement.

The Audit Committee of the Board of Directors participates in reviewing the adequacy of the system of internal controls and financial reporting. The Audit Committee consists of directors who are independent from Legg Mason. They meet regularly with management and the internal auditors, and they also meet regularly with the independent accountants to review the scope of their work and findings.

Finally, the independent accounting firm of PricewaterhouseCoopers LLP has performed an audit of Legg Mason’s financial statements. As part of the audit, management believes it has made available to PricewaterhouseCoopers LLP all of the financial records, related data and minutes of stockholders’ and directors’ meetings that PricewaterhouseCoopers LLP believed were necessary in order to render their independent audit report. As part of its audit, PricewaterhouseCoopers LLP obtains specific representations from management of Legg Mason. Management believes that all representations made to PricewaterhouseCoopers LLP during its audit were valid and accurate. A copy of the independent accountants’ audit report follows.

Raymond A. Mason

Chairman, President and Chief Executive Officer

Timothy C. Scheve

Senior Executive Vice President

Chief Administrative Officer

Charles J. Daley, Jr.

Senior Vice President and Treasurer

Principal Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors

and Stockholders of Legg Mason, Inc.

In our opinion, the accompanying consolidated statements of financial condition of Legg Mason, Inc. and Subsidiaries (“Legg Mason”) and the related consolidated statements of earnings, changes in stockholders’ equity, comprehensive income and cash flows present fairly, in all material respects, the consolidated financial position of Legg Mason at March 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Legg Mason’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 6 of Notes to Consolidated Financial Statements, effective April 1, 2001, Legg Mason adopted the provisions of Statements of Financial Accounting Standards No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.”

Baltimore, Maryland

May 1, 2003

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands except per share amounts)

	Years Ended March 31,
	2003	2002	2001

Revenues
Investment advisory and related fees	$860,331	$780,592	$653,992
Commissions	316,719	330,893	358,562
Principal transactions	158,194	138,900	124,556
Investment banking	109,031	102,184	65,877
Interest	108,781	168,073	282,201
Other	62,326	57,970	51,065

Total revenues	1,615,382	1,578,612	1,536,253
Interest expense	87,136	127,271	175,389

Net revenues	1,528,246	1,451,341	1,360,864

Non-Interest Expenses
Compensation and benefits	897,480	883,426	804,776
Communications and technology	92,014	98,956	102,764
Occupancy	65,246	62,186	51,670
Amortization of intangible assets	24,915	18,808	12,387
Other	140,270	134,716	123,447

Total non-interest expenses	1,219,925	1,198,092	1,095,044

Earnings before Income Tax Provision	308,321	253,249	265,820
Income tax provision	117,412	100,313	109,590

Net Earnings	$190,909	$152,936	$156,230

Earnings Per Common Share
Basic	$2.89	$2.35	$2.45
Diluted	2.78	2.24	2.30

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	March 31,
	2003	2002

Assets
Cash and cash equivalents	$690,752	$468,377
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	2,583,437	2,501,613
Securities purchased under agreements to resell	35,000	—
Receivables:
Customers	933,970	996,123
Investment advisory and related fees	121,209	114,546
Brokers and dealers	62,488	69,466
Others	36,854	49,592
Securities borrowed	255,230	324,417
Trading assets, at fair value	163,462	133,709
Investment securities, at fair value	42,519	27,737
Investments of finance subsidiaries	—	97,263
Equipment and leasehold improvements, net	69,814	69,146
Intangible assets, net	470,408	494,001
Goodwill	454,512	443,422
Other	147,795	150,202

Total Assets	$6,067,450	$5,939,614

Liabilities and Stockholders’ Equity
Liabilities
Payables:
Customers	$3,246,285	$3,249,522
Brokers and dealers	75,017	35,009
Securities loaned	219,954	279,615
Short-term borrowings	29,478	3,560
Trading liabilities, at fair value	59,583	37,909
Accrued compensation	235,971	202,433
Other	166,452	169,896
Notes payable of finance subsidiaries	—	97,659
Long-term debt	786,753	779,463

Total Liabilities	4,819,493	4,855,066

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Common stock, par value $.10; authorized 250,000,000 shares; issued 64,827,344 shares in 2003 and 64,443,574 shares in 2002	6,483	6,444
Shares exchangeable into common stock	8,736	9,400
Additional paid-in capital	357,622	358,972
Deferred compensation and officer note receivable	(34,578)	(32,007)
Employee stock trust	(109,803)	(90,674)
Deferred compensation employee stock trust	109,803	90,674
Retained earnings	913,670	751,635
Accumulated other comprehensive loss, net	(3,976)	(9,896)

Total Stockholders’ Equity	1,247,957	1,084,548

Total Liabilities and Stockholders’ Equity	$6,067,450	$5,939,614

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Years Ended March 31,
	2003	2002	2001

Common Stock
Beginning balance	$6,444	$6,285	$5,860
Shares issued for:
Stock option exercises	50	109	115
Deferred compensation trust	26	25	19
Deferred compensation	28	12	50
Exchangeable shares	17	27	241
Business acquisition	6	—	—
Shares retired	(88)	(14)	—

Ending balance	6,483	6,444	6,285

Shares Exchangeable into Common Stock
Beginning balance	9,400	10,439	19,527
Exchanges	(664)	(1,039)	(9,088)

Ending balance	8,736	9,400	10,439

Additional Paid-In Capital
Beginning balance	358,972	330,394	271,687
Stock option exercises	10,193	17,607	17,073
Deferred compensation trust	12,286	11,517	9,128
Deferred compensation	14,143	5,558	23,659
Exchangeable shares	647	1,012	8,847
Business acquisition	3,256	—	—
Shares retired	(41,875)	(7,116)	—

Ending balance	357,622	358,972	330,394

Deferred Compensation and Officer Note Receivable
Beginning balance	(32,007)	(36,406)	(19,003)
Increase in unearned compensation	(13,594)	(5,076)	(22,820)
Repayment of officer note receivable	874	634	—
Amortization of deferred compensation	10,149	8,841	5,417

Ending balance	(34,578)	(32,007)	(36,406)

Employee Stock Trust
Beginning balance	(90,674)	(81,225)	(50,699)
Shares issued to employee stock trust, net	(19,129)	(9,449)	(30,526)

Ending balance	(109,803)	(90,674)	(81,225)

Deferred Compensation Employee Stock Trust
Beginning balance	90,674	81,225	50,699
Net increase in deferred compensation	19,129	9,449	30,526

Ending balance	109,803	90,674	81,225

Retained Earnings
Beginning balance	751,635	624,665	493,696
Dividends declared	(28,874)	(25,966)	(24,817)
Adjustment to conform fiscal year of pooled entity	—	—	(444)
Net earnings	190,909	152,936	156,230

Ending balance	913,670	751,635	624,665

Accumulated Other Comprehensive Income (Loss), net
Beginning balance	(9,896)	(7,657)	(959)
Unrealized holding gains (losses) on investment securities, net of taxes	(991)	(681)	2,767
Reclassification adjustment for (gains) losses included in net income, net of taxes	90	(1,161)	(354)
Unrealized loss on cash flow hedge, net of taxes	(1,326)	(172)	—
Foreign currency translation adjustment	8,147	(225)	(9,111)

Ending balance	(3,976)	(9,896)	(7,657)

Total Stockholders’ Equity	$1,247,957	$1,084,548	$927,720

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended March 31,
	2003	2002	2001

Net Earnings	$190,909	$152,936	$156,230
Other comprehensive income (loss):
Foreign currency translation adjustment	8,147	(225)	(9,111)

Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during the year	(907)	(348)	3,230
Reclassification adjustment for (gains) losses included in net income	86	(1,865)	(582)

Net unrealized gains (losses) on investment securities	(821)	(2,213)	2,648

Deferred losses on cash flow hedge	(2,138)	(277)	—

Deferred income taxes	732	476	(235)

Total other comprehensive income (loss)	5,920	(2,239)	(6,698)

Comprehensive Income	$196,829	$150,697	$149,532

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended March 31,
	2003	2002	2001

Cash Flows from Operating Activities
Net earnings	$190,909	$152,936	$156,230
Non-cash items included in earnings:
Depreciation and amortization	55,888	48,202	36,448
Accretion and amortization of securities discounts and premiums, net	7,737	6,909	2,884
Originated mortgage servicing rights	(1,817)	(2,068)	(1,827)
Deferred compensation	10,149	8,841	5,417
Unrealized (gains) losses on firm investments	1,885	(2,029)	4,490
Intangible asset impairments	2,787	1,164	—
Other	964	456	(582)
Deferred income taxes	8,091	4,358	4,959
Gain on sale of assets	(1,331)	—	—
Purchases of trading investments, net	(18,744)	(8,593)	(150)
Decrease (increase) in assets excluding acquisitions:
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	(81,824)	(486,265)	(496,637)
Receivables from customers	62,153	106,797	283,756
Receivables for investment advisory and related fees	(6,030)	(5,507)	(20,543)
Receivables from brokers and dealers and other	20,222	(45,127)	35,341
Securities borrowed	69,187	(77,188)	424,023
Trading assets	(29,753)	(6,521)	(24,281)
Other	2,385	(13,778)	(37,227)
Increase (decrease) in liabilities excluding acquisitions:
Payable to customers	(3,237)	340,375	275,605
Payable to brokers and dealers	40,008	(10,778)	31,454
Securities loaned	(59,661)	26,690	(435,406)
Trading liabilities	21,674	(905)	11,101
Accrued compensation	33,094	29,562	(1,951)
Other	(19,001)	10,174	(30,242)

Cash Provided by Operating Activities	305,735	77,705	222,862

Cash Flows from Investing Activities
Payments for:
Equipment and leasehold improvements	(28,828)	(20,785)	(34,311)
Asset management contracts and mortgage servicing portfolios	—	(2,657)	(3,818)
Acquisitions, net of cash acquired	(3,243)	(792,856)	(16,601)
Net proceeds from sale of assets	1,451	—	2,417
Net (increase) decrease in securities purchased under agreements to resell	(35,000)	—	170,643
Purchases of investment securities	(26,008)	(16,694)	(12,946)
Proceeds from sales and maturities of investment securities	139,063	36,690	129,279

Cash Provided by (Used for) Investing Activities	47,435	(796,302)	234,663

Cash Flows from Financing Activities
Net increase (decrease) in short-term borrowings	25,918	(1,340)	(18,390)
Net proceeds from issuance of long-term debt	—	664,714	—
Repayment of notes payable of finance subsidiaries	(111,631)	(26,676)	(105,909)
Issuance of common stock	22,678	26,707	21,037
Repurchase of common stock	(41,963)	(7,130)	—
Dividends paid	(28,195)	(25,149)	(23,615)

Cash Provided by (Used for) Financing Activities	(133,193)	631,126	(126,877)

Effect of Exchange Rate Changes on Cash	2,398	(300)	12,297
Net Increase (Decrease) in Cash and Cash Equivalents	222,375	(87,771)	342,945
Cash and Cash Equivalents at Beginning of Year	468,377	556,148	213,203

Cash and Cash Equivalents at End of Year	$690,752	$468,377	$556,148

Supplementary Disclosure
Cash paid for:
Income taxes	$121,639	$88,389	$98,804
Interest	69,879	100,788	176,460

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts or unless otherwise noted)

1. Summary of Significant Accounting Policies

Basis of Presentation

Legg Mason, Inc. (“Parent”) and its subsidiaries (collectively, “Legg Mason”) are principally engaged in providing asset management, securities brokerage, investment banking and related financial services to individuals, institutions, corporations and municipalities.

The consolidated financial statements include the accounts of the Parent and its subsidiaries. All material intercompany balances and transactions have been eliminated. Unless otherwise noted, all per share amounts include both common shares of Legg Mason and shares issued in connection with the acquisition of Perigee Investment Counsel Inc. (“Perigee”), which are exchangeable into common shares of Legg Mason on a one-for-one basis at any time. Where appropriate, prior years’ financial statements have been reclassified to conform to the current year presentation.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of 90 days or less, other than those used for trading purposes.

Repurchase Agreements

Legg Mason invests in short-term securities purchased under agreements to resell collateralized by U.S. government and agency securities, which are also included in Cash and securities segregated for regulatory purposes or deposited with clearing organizations. Securities purchased under agreements to resell and securities sold under agreements to repurchase are accounted for as collateralized financings. It is the policy of Legg Mason to obtain possession of collateral with a market value in excess of the principal amount loaned. Collateral is valued daily, and Legg Mason may require counterparties to deposit additional collateral when appropriate. Securities purchased under agreements to resell and securities sold under agreements to repurchase are carried at contractual amounts, plus accrued interest. Securities sold under agreements to repurchase are included in Short-term borrowings. See Note 7 for a discussion of short-term borrowings.

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

Financial Instruments

Substantially all financial instruments are reflected in the financial statements at fair value or amounts that approximate fair value. Cash and securities segregated for regulatory purposes or deposited with clearing organizations, Securities purchased under agreements to resell, Trading assets, Investment securities, Investments of finance subsidiaries and Trading liabilities on the Consolidated Statements of Financial Condition include forms of financial instruments.

The Parent and its non-broker-dealer subsidiaries hold debt and marketable equity investments which are classified as available-for-sale, held-to-maturity and trading. Debt and marketable equity securities classified as available-for-sale are reported at fair value and resulting unrealized gains and losses are reflected in stockholders’ equity and comprehensive income, net of applicable income taxes. Debt securities, for which there is positive intent and ability to hold to maturity, are classified as held-to-maturity and are recorded at amortized cost. Amortization of discount or premium is included in earnings.

Financial instruments used in trading activities of the Parent’s broker-dealer subsidiaries are recorded on a trade date basis and carried at fair value with unrealized gains and losses reflected in current period earnings. In addition, investment securities held by one of Legg Mason’s asset management subsidiaries are classified as trading securities. These investments are recorded at fair value and unrealized gains and losses are included in earnings. Realized gains and losses for all investments are included in current period earnings.

Fair values are generally based upon prices from independent sources, such as listed market prices or broker or dealer price quotations. For investments in illiquid and privately-held securities that do not have readily determinable fair values, the determination of the fair value requires management to estimate the value of the security based upon available information. In instances where a security is subject to transfer restrictions, the value of the security is based primarily on the quoted price of the same security without restriction, but may be reduced by an amount to reflect such restrictions. In addition, even where the value of a security is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. Legg Mason generally assumes that the size of positions in securities that it holds would not be large enough to affect the quoted price of the securities if sold, and that any such sale would happen in an orderly manner. However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value.

Legg Mason evaluates its non-trading securities for “other than temporary” impairment. Impairment may exist when the fair value of an investment security has been below the adjusted cost for an extended period of time. If an “other than temporary” impairment is determined to exist, the difference between the value of the investment security recorded on the financial statements and its fair value is recognized as a charge to earnings in the period the impairment is determined.

As of March 31, 2003, Legg Mason has approximately $5.3 million of financial instruments that are valued solely based upon management’s assumptions or estimates.

In addition to the financial instruments described above, other financial instruments that are carried at fair value or amounts that approximate fair value include Cash and cash equivalents, Receivables from customers, Securities borrowed, Securities loaned, Short-term borrowings and Payables to customers. The fair value of Long-term debt at March 31, 2003 and 2002, was $869,043 and $798,942 respectively. These fair values were estimated using current market prices.

Equipment and Leasehold Improvements

Equipment and leasehold improvements consists primarily of furniture, communications and technology hardware and software and leasehold improvements. Equipment and leasehold improvements are reported at cost, net of accumulated depreciation and amortization of $95,916 and $78,015 at March 31, 2003 and 2002, respectively.

Depreciation and amortization are determined by use of the straight-line method. Equipment is depreciated over the estimated useful lives of the assets, generally ranging from three to eight years. Leasehold improvements are generally amortized over the term of the lease. Maintenance and repair costs are expensed as incurred. Depreciation and amortization expense was $27,383, $25,801, and $23,348 for 2003, 2002, and 2001, respectively.

Intangible Assets and Goodwill

Intangible assets consist principally of asset management contracts and trade names. Legg Mason also capitalizes costs incurred in acquiring mortgage servicing rights through loan origination activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Intangible assets are amortized over their estimated useful lives, using the straight-line method, unless the asset is determined to have an indefinite useful life. As of March 31, 2003, intangible assets are being amortized over a weighted-average life of 14 years. The value of contracts to manage assets in mutual funds and the value of trade names are classified as indefinite-life intangible assets. The assignment of indefinite lives to mutual fund contracts is based upon the assumption that there is no foreseeable limit on the contract period to manage mutual funds due to the likelihood of continued renewal at little or no cost. The assignment of indefinite lives to trade names is based on the assumption that they are expected to generate cash flows indefinitely.

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” indefinite-life intangible assets and goodwill are not amortized.

Legg Mason reviews its intangible assets and goodwill on a quarterly basis, considering factors such as projected cash flows and revenue multiples, to determine whether the value of the assets is impaired and the amortization periods are appropriate. If an asset is impaired, the difference between the value of the asset reflected on the financial statements and its current fair value is recognized as an expense in the period in which the impairment occurs. Intangible assets subject to amortization are reviewed for impairment at each reporting period using an undiscounted cash flow analysis. For intangible assets with indefinite lives, fair value is determined based on anticipated discounted cash flows. Goodwill is evaluated at the reporting unit level, which is one level below the operating segment, and is deemed to be impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. In estimating the fair value of the reporting unit, Legg Mason uses valuation techniques based on multiples of revenues and discounted cash flows similar to models employed in analyzing the purchase price of an acquisition target. Substantially all of Legg Mason’s goodwill is assigned to the asset management operating segment. Legg Mason has defined the asset management reporting units to be wealth management, institutional and mutual funds. See Note 6 for additional information regarding intangible assets and goodwill.

Translation of Foreign Currencies

Assets and liabilities of foreign subsidiaries that are denominated in non-U.S. dollar functional currencies are translated at exchange rates as of the statement of financial condition date. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars are included in stockholders’ equity and comprehensive income. Gains or losses resulting from foreign currency transactions are included in earnings.

Investment Advisory and Related Fees

Legg Mason earns investment advisory fees on assets in investment funds and accounts managed by its subsidiaries, distribution fees on assets in company-sponsored investment funds and asset-based fees on various types of single-fee brokerage accounts. In addition, Legg Mason earns fees for performing certain administrative services for its funds. Revenues from investment advisory and related activities are recognized over the period in which services are performed. Performance fees may be earned on certain investment advisory contracts for exceeding performance benchmarks and are generally recognized at the end of the performance measurement period.

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

Stock-Based Compensation

Legg Mason’s stock-based compensation plans include stock options, stock purchase plans, restricted stock awards and deferred compensation payable in stock. Legg Mason accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. In accordance with APB No. 25, compensation expense is not recognized for stock options that have no intrinsic value (the exercise price is not less than the market price) on the date of grant.

Legg Mason has a qualified Employee Stock Purchase Plan covering substantially all employees. Shares of common stock are purchased in the open market on behalf of participating employees, subject to a 3 million total share limit under the plan. Purchases are made through payroll deductions and Legg Mason provides a 10% contribution towards purchases, which is charged to stockholders’ equity. During the fiscal year ended March 31, 2003, approximately 200 shares have been purchased in the open market on behalf of participating employees.

The following table reflects pro forma results as if compensation expense associated with option grants and the stock purchase plan is recognized over the vesting period:

	2003	2002	2001
Net earnings, as reported	$190,909	$152,936	$156,230
Less: stock-based compensation, net of taxes	(22,581)	(20,488)	(15,114)

Pro forma net earnings	$168,328	$132,448	$141,116

Earnings per share:
As reported:
Basic	$2.89	$2.35	$2.45
Diluted	2.78	2.24	2.30
Pro forma:
Basic	$2.55	$2.03	$2.21
Diluted	2.45	1.94	2.08

The weighted average fair value of stock options granted in fiscal 2003, 2002 and 2001 using the Black-Scholes option-pricing model, was $15.88, $18.59 and $20.15 per option share, respectively.

The following weighted average assumptions were used in the model for grants in fiscal 2003, 2002 and 2001.

	2003	2002	2001
Expected dividend yield	0.81%	0.81%	0.85%
Risk-free interest rate	4.09%	4.65%	6.18%
Expected volatility	34.31%	35.58%	32.15%
Expected lives (in years)	6.65	5.66	5.70

During fiscal 2003, Legg Mason granted 27 shares of restricted common stock at a fair value of $51.17 per share. The restricted shares, granted under Legg Mason’s employee stock plans, vest in equal increments over three years. Compensation expense is being recognized over the three-year vesting period.

The restricted stock awards were non-cash transactions. In fiscal 2003, 2002 and 2001, Legg Mason recognized $1,515, $952 and $787, respectively, in compensation expense for grants made under Legg Mason’s stock plans, primarily restricted stock awards.

In addition, deferred compensation payable in shares of Legg Mason common stock has been granted to certain employees in mandatory and elective plans. The vesting in the plans ranges from immediate to periods up to six years. The plans provide for discounts of up to 10% on contributions and dividends. There is no limit on the number of shares authorized to be issued under these deferred arrangements. In fiscal 2003, 2002 and 2001, Legg Mason recognized $9,843, $8,394 and $4,935, respectively, in compensation expense for deferred compensation arrangements payable in shares of common stock. During the fiscal year ended March 31, 2003, Legg Mason issued 509 shares under deferred compensation arrangements with a weighted-average fair value per share at grant date of $47.05.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss represents cumulative foreign currency translation adjustments and net gains and losses on investment securities and a cash flow hedge that are not reflected in earnings. At March 31, 2003 and 2002, Legg Mason’s accumulated other comprehensive loss consists of $2,733 and $10,879, respectively, of foreign currency translation loss adjustments, $254 and $1,155, respectively, of unrealized gains on investment securities and $1,497 and $172, respectively, of unrealized losses on a cash flow hedge.

Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net earnings by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of potential common shares.

The following table presents the computations of basic and diluted EPS:

	Years Ended March 31,
	2003	2002	2001
Weighted average common shares outstanding	66,001	65,211	63,793
Potential common shares:
Employee stock options	2,272	2,567	3,622
Shares related to deferred compensation	487	484	501

Total weighted average diluted common shares	68,760	68,262	67,916

Net earnings applicable to basic and diluted common shares	$190,909	$152,936	$156,230

Basic EPS	$ 2.89	$ 2.35	$ 2.45
Diluted EPS	2.78	2.24	2.30

At March 31, 2003, 2002 and 2001, options to purchase 3,524, 3,681 and 1,898 shares, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average price of the common shares for the period. In addition, at March 31, 2003, 2002 and 2001, 674, 592 and 634 shares, respectively, held in an employee stock trust were antidilutive and therefore excluded from the computation of diluted earnings per share.

Diluted EPS does not include 4.4 million shares that may be issued upon conversion of the zero-coupon contingent convertible senior notes due to the contingent nature of the conversion features, which provide for conversion only in limited circumstances, including the sale price of our common stock reaching certain thresholds, the notes being rated below specified credit ratings and the notes being called for redemption.

Derivative Instruments

Effective April 1, 2001, Legg Mason adopted the provisions of SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires Legg Mason to report derivative instruments as assets or liabilities on the balance sheet and to measure those instruments at fair value. Legg Mason generally does not engage in derivative or hedging activities, except for limited trading-related activities at the Parent’s primary broker-dealer subsidiary and in a transaction with a Collateralized Debt Obligation (“CDO”).

        The primary broker-dealer subsidiary uses futures contracts, on a limited basis, as a means of hedging interest rate risk in its trading activities. Gains and losses on these transactions are included in Principal transactions on the Consolidated Statements of Earnings. In addition, one of the Parent’s asset management subsidiaries is the collateral manager of a CDO and has entered into a forward purchase agreement as a cash flow hedge to purchase a $4,200 interest in the CDO in three years. During fiscal 2003, Legg Mason recorded an unrealized loss of approximately $1,326, net of tax, related to the cash flow hedge, which is reflected in Other Comprehensive Income. At March 31, 2003, the accumulated unrealized loss was approximately $1,497, net of tax. As of March 31, 2003, Legg Mason does not expect that any of the unrealized loss will be recognized in earnings in the next fiscal year.

Special Purpose Entities

Special purpose entities (“SPEs”) are trusts, partnerships, corporations or other vehicles that are established for a limited business purpose. SPEs generally involve the transfer of assets and liabilities in which the transferor may or may not have continued involvement, derive continued benefit, exhibit control or have recourse. Legg Mason does not utilize SPEs as a form of financing or to provide liquidity, nor has Legg Mason recognized any gains from the sale of assets to SPEs.

Legg Mason’s primary relationship with SPEs involves one of Legg Mason’s asset management subsidiaries, which is the collateral manager of four CDOs. The first CDO was established during fiscal 2002 as a vehicle for investors and issued approximately $383,000 of debt and acquired a portfolio consisting primarily of high quality asset-backed securities. Legg Mason did not sell any assets to the CDO. For Legg Mason’s services as collateral manager, Legg Mason receives senior management fees and may be eligible, under certain circumstances, to receive subordinated management fees of up to approximately $1,500 annually. Legg Mason may be removed as collateral manager under certain conditions. Currently, Legg Mason does not own an equity interest in the entity; however, Legg Mason has entered into a cash flow hedge whereby Legg Mason may purchase $4,200 of preference shares in three years.

Since fiscal 2002, Legg Mason became the collateral manager of three additional CDOs. These CDOs are investment vehicles for investors that issued, in total, approximately $1,149,000 of debt, the proceeds of which were used to acquire portfolios consisting primarily of high quality asset-backed securities. Legg Mason did not sell any assets to these CDOs. For Legg Mason’s services as collateral manager, Legg Mason is entitled to receive senior management fees and may be eligible, under certain circumstances, to receive subordinated management fees of up to $2,153. Legg Mason may be removed as collateral manager under certain conditions.

Currently, Legg Mason does not own an equity interest in any of the CDOs. Other than the cash flow hedge described above, Legg Mason has no financial commitments or guarantees to the CDOs and the underlying debt is non-recourse to Legg Mason as collateral manager. As of March 31, 2003, these CDOs were not consolidated.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 .” FIN 46 provides guidance with respect to consolidation of SPEs that are deemed to be variable interest entities (“VIEs”). A VIE is an entity in which equity investors do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from investors. Legg Mason believes all of the CDOs described above are VIEs and, accordingly, the primary beneficiary, if any, would be required to consolidate the VIEs. The primary beneficiary is the entity that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s residual returns, or both.

Legg Mason is currently in the process of assessing the impact of FIN 46 on these CDOs; however, Legg Mason believes it is reasonably possible that Legg Mason will have to consolidate the assets, liabilities and results of some, if not all, of the CDOs described above as of and for the quarter ended September 30, 2003. If Legg Mason is required to consolidate all of these CDOs, Legg Mason estimates that the effect would result in recording additional assets and liabilities on the Consolidated Statement of Financial Condition of approximately $1.8 billion. If such liabilities are required to be recorded, Legg Mason would disclose that such liabilities are without recourse to Legg Mason, as Legg Mason’s role of collateral manager for such CDO pools does not expose Legg Mason to risk of loss.

In addition, in the normal course of our business activities, we become the general partner, and in some cases a limited partner, in investment partnerships and the investment manager and/or managing member in limited liability companies. We are in the process of assessing the impact of FIN 46 on these entities; however, we believe it is unlikely that we will have to consolidate these entities.

New Accounting Pronouncements

The following pronouncements have been issued by the FASB during the fiscal year.

SFAS No. 143, “Accounting for Asset Retirement Obligations,” requires the fair value of a liability to be recorded for costs associated with the retirement of tangible long-lived assets in the period in which the liability is incurred if it can be reasonably estimated.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This statement principally addresses implementation issues of SFAS No. 121, including developing a single accounting model for long-lived assets to be disposed of by sale.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002,” primarily provides guidance for reporting gains and losses from extinguishments of debt and sale-leaseback transactions.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces the existing guidance provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

SFAS No. 147, “Acquisitions of Certain Financial Institutions-an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” This statement provides guidance on the accounting for the acquisition of a financial institution, which had previously been addressed in SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” and requires that those transactions be accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” In addition, this statement amends SFAS No. 144 to include long-term customer-relationship intangible assets, other than those with indefinite lives, and would require these assets to be subject to an undiscounted cash flow recoverability impairment test that SFAS No. 144 requires for other long-lived assets that are held and used.

SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure-an amendment of FASB Statement No. 123,” amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 are effective for Legg Mason’s March 31, 2003 financial statements and interim periods thereafter. Legg Mason is currently in the process of determining whether to make a voluntary change to the fair value based method of accounting for stock-based employee compensation.

FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others-an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34” expands the disclosure requirements to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. For guarantees issued or modified after December 31, 2002, FIN 45 also requires, under certain circumstances, the recognition, at the inception of a guarantee, of a liability for the fair value of the obligation as a result of issuing the guarantee. Guarantees of an entity’s own future performance are not within the scope of FIN 45.

FIN 46 requires the consolidation of the assets, liabilities and results of operations of VIEs by the primary beneficiary. A VIE is one in which control is deemed to exist through means other than voting rights. FIN 46 also requires the disclosure of information concerning VIEs by entities that hold significant variable interests but may not be the primary beneficiary. FIN 46 applies immediately to VIEs created after January 31, 2003 and is effective for interim periods beginning after June 15, 2003 for interests in VIEs that were acquired before February 1, 2003. FIN 46 also requires the disclosure of the nature, purpose, size and activities of VIEs, as well as the maximum exposure to loss in connection with VIEs for any financial statements issued after January 31, 2003, if it is reasonably possible that an entity will consolidate or disclose information about a VIE.

SFAS Nos. 143 through 148 and FIN 45 and 46 became effective during fiscal 2003 and did not materially impact the consolidated financial statements at March 31, 2003. Legg Mason is in the process of evaluating certain provisions of FIN 46, which are effective in subsequent periods.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” EITF 02-3 precludes mark-to-market accounting for energy-trading contracts that are not derivatives pursuant to SFAS No. 133. The provisions of this statement are effective for contracts entered into subsequent to November 22, 2002 and did not materially impact the consolidated financial statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses the accounting for arrangements under which a vendor will perform multiple revenue-generating activities. The provisions of this statement are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Legg Mason does not expect this statement to materially impact the consolidated financial statements.

2. Business Combinations and Dispositions

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” which provides that all business combinations initiated after June 30, 2001 shall be accounted for using the purchase method. Under the purchase method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. In addition, SFAS No. 141 provides that the cost of an acquired entity must be allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess cost over the fair value of the net assets acquired must be recognized as goodwill.

On October 1, 2001, Legg Mason completed the acquisition of Royce & Associates, Inc. (“Royce”) which manages small and micro-cap mutual funds. At the date of acquisition, Royce managed assets of approximately $4.7 billion. Legg Mason acquired Royce for an initial cash payment of $115,000 plus acquisition costs of $1,059. The acquisition of Royce fits Legg Mason’s strategic objective to grow its asset management business. The determination of the purchase price was made on the basis of, among other things, the revenues, profitability and growth rates of Royce.

A summary of the fair values of the net assets acquired is as follows:

Liabilities, net	$(829)
Fixed assets	1,272
Trade name	7,700
Asset management contracts	5,700
Mutual fund contracts	99,200
Goodwill	3,016

Total purchase price	$116,059

The fair value of the asset management contracts of $5,700 is being amortized over an average life of seven years. The value of the trade name, mutual fund contracts and goodwill are not subject to amortization. Goodwill is deductible for tax purposes and is attributable to the Asset Management segment.

The transaction also includes three contingent payments based on Royce’s revenue growth for the years ending on the third, fourth and fifth anniversaries of closing, with the aggregate purchase price to be no more than $215,000. Legg Mason has the option to pay as much as 50% of the remaining purchase price in common stock. Any additional payments required as a result of the contingency will be allocated to goodwill.

On August 1, 2001, Legg Mason completed the acquisition of Private Capital Management, L.P. and its affiliated entities (“PCM”) for cash of approximately $682,000 plus acquisition costs of $1,000. PCM, a high net worth investment manager, managed assets of approximately $8.6 billion at the date of acquisition. The acquisition of PCM fits Legg Mason’s strategic objective to grow its asset management business. The determination of the purchase price was made on the basis of, among other things, the revenues, profitability and growth rates of PCM.

A summary of the fair values of the net assets acquired is as follows:

Current assets, net	$4,228
Fixed assets	1,903
Trade name	47,000
Asset management contracts	298,000
Goodwill	331,869

Total purchase price	$683,000

The fair value of the asset management contracts of $298,000 is being amortized over an average life of eighteen years. The value of the trade name and goodwill is not subject to amortization. Goodwill is deductible for tax purposes and is attributable to the Asset Management segment.

The transaction also includes two contingent payments based on PCM’s revenue growth for the years ending on the third and fifth anniversaries of closing, with the aggregate purchase price to be no more than $1.382 billion. Any additional payments required as a result of the contingency will be allocated to goodwill.

The following unaudited pro forma consolidated results are presented as though the acquisitions of PCM and Royce had occurred as of the beginning of the period presented.

Year Ended March 31, 2002
Net revenues	$1,498,484
Net earnings	$163,123
Earnings per common share:
Basic	$2.50
Diluted	$2.39

On February 5, 2001, Legg Mason acquired an approximate 70% ownership interest in Barrett Associates, Inc. (“Barrett”), a high net worth asset manager for individuals, families, endowments and foundations. Legg Mason acquired this controlling interest for approximately $15,900, after a contingent purchase price adjustment. The acquisition was accounted for as a purchase. The fair value of the asset management contracts acquired of $5,747 is being amortized over 15 years. The excess of the purchase price over the fair value of assets acquired of $8,787 was recognized as goodwill. In April 2002, minority shareholders representing approximately 12% of the outstanding shares of Barrett exercised their rights to put shares to Legg Mason on June 30, 2002, for a purchase price of $3,116. In April 2003, minority shareholders representing 9% of the outstanding shares of Barrett notified Legg Mason of their intention to exercise their rights to put shares to Legg Mason in the June 2003 quarter, for a purchase price of $2,081. Under the terms of the acquisition agreement, the remaining 9% interest will be acquired in, or prior to, 2006 for an additional amount of up to $6,759, based on Barrett’s revenues in the fifth year. The ownership interest not owned by Legg Mason is recorded as minority interest and is not material to Legg Mason’s consolidated financial statements.

On May 26, 2000, Legg Mason completed the acquisition of Perigee, a Canadian institutional investment manager. Under the terms of the acquisition agreement, each outstanding share of Perigee was exchanged for 0.387 of an exchangeable share of Legg Mason Canada Holdings, a subsidiary of Legg Mason. Holders of exchangeable shares have dividend, voting and other rights equivalent to those of common stockholders. These exchangeable shares are the economic equivalent of common shares of Legg Mason and may be exchanged for those shares on a one-for-one basis at any time. Legg Mason issued approximately 5.2 million exchangeable shares in this transaction. The acquisition was accounted for as a pooling of interests and, accordingly, all prior period consolidated financial statements were restated to include the results of operations, financial position and cash flows of Perigee.

During the fiscal year ended March 31, 2003, Legg Mason sold certain contracts in its bank brokerage network for proceeds of $1,600, which resulted in a pre-tax gain of $1,331. Additionally, the sale provides for future contingent proceeds over the next two years based on certain performance provisions. The total sales price is not expected to exceed $3,200. The effect of the sale of these contracts on Legg Mason’s continuing net revenues and earnings before income taxes is not material to Legg Mason’s consolidated financial statements.

3. Receivable from and Payable to Customers

Receivable from and payable to customers represent balances arising from cash and margin transactions. Securities owned by customers are held as collateral for the receivable balances. Included in payable to customers are free credit balances of approximately $3,123,083 and $3,067,134 as of March 31, 2003, and 2002, respectively. Legg Mason pays interest on certain customer free credit balances held for investment purposes.

4. Trading Assets and Liabilities

Securities positions used in Legg Mason’s trading activities consist of the following at March 31:

Trading Assets	2003	2002
U.S. government and agencies	$68,294	$18,448
Corporate debt	21,386	26,073
State, county and municipal bonds	70,360	77,853
Equity and other	3,422	11,335

Total	$163,462	$133,709

Trading Liabilities	2003	2002
U.S. government and agencies	$55,712	$30,731
Corporate debt	2,701	5,914
State, county and municipal bonds	225	164
Equity and other	945	1,100

Total	$59,583	$37,909

At March 31, 2003 and 2002, Legg Mason had pledged securities owned of $149 and $300, respectively, as collateral to counterparties for securities loaned transactions, which can be sold or repledged.

5. Investments

Legg Mason has two categories of investments: Investment securities and Investments of finance subsidiaries. These investments are generally classified as available-for-sale, held-to-maturity and trading as described in Note 1.

Investment securities consist of debt and equity securities. Investments of finance subsidiaries consisted of bonds issued by various financial institutions.

The proceeds and gross realized gains and losses from sales and maturities of available-for-sale and held-to-maturity investments are as follows:

	Years Ended March 31,
	2003	2002	2001

Available-for-sale
Proceeds	$139,033	$16,760	$17,525
Gross realized gains	6	1,865	621
Gross realized losses	(92)	—	(39)
Held-to-maturity
Proceeds	$116	$19,947	$111,754

Investments as of March 31, 2003 and 2002 are as follows:

	2003	2002
Investment securities
Available-for-sale	$7,431	$12,067
Trading(1)	27,845	8,605
Non-qualifying(2)	7,243	7,065

Total	$42,519	$27,737

Investments of finance subsidiaries
Available-for-sale	$—	$97,155
Held-to-maturity	—	108

Total	$—	$97,263

(1)	Investments held by one of the Parent’s non-broker-dealer subsidiaries.
(2)	Non-qualifying for SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities;” contains investments in private equity securities that do not have readily determinable fair values and non-trading securities held by the Parent’s broker-dealer subsidiaries.

Information regarding Legg Mason’s available-for-sale and held-to-maturity investments, categorized by maturity date, is as follows:

		March 31, 2003				March 31, 2002
	Cost/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
Corporate debt:
Within one year	$1,627	$1	$—	$1,628	$102,555	$1,203	$—	$103,758
One to five years	764	7	(2)	769	713	9	(153)	569
Over ten years	21	—	—	21	—	—	—	—
U.S. government and agency securities:
Within one year	411	3	—	414	250	5	—	255
One to five years	—	—	—	—	483	—	(2)	481
Five to ten years	633	17	—	650	193	13	—	206
Over ten years	2,606	167	(17)	2,756	2,674	96	(5)	2,765
Equities	939	305	(51)	1,193	1,102	153	(67)	1,188

Total	$7,001	$500	$(70)	$7,431	$107,970	$1,479	$(227)	$109,222

Held-to-maturity
Other debt securities:
Within one year	$—	$—	$—	$—	$108	$—	$—	$108

Total	$—	$—	$—	$—	$108	$—	$—	$108

6. Intangible Assets and Goodwill

In April 2001, Legg Mason adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 provides that goodwill is no longer amortized and the value of an identifiable intangible asset must be amortized over its useful life, unless the asset is determined to have an indefinite useful life. Goodwill and indefinite-life intangible assets are tested for impairment quarterly. Legg Mason completed its testing of goodwill and indefinite-life intangible assets and has determined that there is no impairment as of March 31, 2003 or 2002.

If the adoption of SFAS No. 142 occurred as of the beginning of the fiscal year ended March 31, 2001, net earnings would have been $162,060 and diluted EPS would have been $2.39.

The following tables reflect the components of intangible assets as of March 31:

	2003	2002

Amortized Intangible Assets, Cost
Asset management contracts	$351,714	$358,630
Mortgage servicing contracts	10,743	8,926

Total	$362,457	$367,556

Amortized Intangible Assets, Accumulated Amortization
Asset management contracts	$(46,900)	$(29,617)
Mortgage servicing contracts	(4,317)	(2,655)

Total	$(51,217)	$(32,272)

Indefinite-Life Intangible Assets, Cost
Fund management contracts	$104,468	$104,017
Trade name	54,700	54,700

Total	$159,168	$158,717

During the fiscal year ended March 31, 2003, Legg Mason recorded in Other expenses an impairment charge of $2,787, of which $2,000 represented the fair value of asset management contracts, acquired in a prior business combination, that were deemed to be impaired due to declining profit margins. The remainder of the impairment charge represented the fair value of asset management contracts, acquired in a prior business combination, that were terminated during the period.

During the fiscal year ended March 31, 2002, Legg Mason recorded in Other expenses an impairment charge of $1,164, representing the fair value of asset management contracts, acquired in a prior business combination, that were terminated during the period.

Estimated amortization expense for each of the next five fiscal years is as follows:

2004	$23,264
2005	22,953
2006	22,506
2007	21,859
2008	20,053

Legg Mason’s carrying value of goodwill of $454,512 at March 31, 2003 is primarily attributable to its asset management segment. The increase in the carrying value of goodwill since March 31, 2002 primarily reflects approximately $5,900 from the impact of changes in foreign currency exchange rates, approximately $3,000 related to an increase in ownership interest in Barrett and approximately $1,800 from the acquisition of the assets of an investment advisor which was not material to Legg Mason’s financial statements.

7. Short-Term Borrowings

Legg Mason obtains short-term financing on a secured and unsecured basis. The secured financing is obtained through the use of securities lending agreements and secured bank loans, which are primarily collateralized by agency, corporate and equity securities.

        Legg Mason has a committed, unsecured revolving credit facility of $100,000 that matures on June 30, 2003. The facility has restrictive covenants that require Legg Mason, among other factors, to maintain specified levels of net worth and debt-to-equity ratios. Legg Mason intends to use the facility for general corporate purposes including the expansion and diversification of its business. Interest on this facility is based upon federal funds rates, prime rates or LIBOR. There were no borrowings outstanding under the facility at March 31, 2003 and 2002.

Legg Mason’s real estate service and mortgage banking subsidiary has a committed, secured compensating balance line of credit, which allows for borrowings of up to $125,000, based on the amount of underlying customer escrow funds, that matures on September 15, 2003. Legg Mason intends to use the facility for short-term investing, with interest accruing at 0.80% per year. The facility is collateralized by the securities that are purchased with the funds. There were no borrowings outstanding under the facility at March 31, 2003 and 2002.

In addition, this same subsidiary has a committed, secured warehouse line of credit of $50,000 that matures on September 15, 2003. Legg Mason uses the facility to provide interim financing of commercial mortgage loans. Outstanding loan balances were $24,770 and $3,560 at March 31, 2003 and 2002 with weighted average interest rates of 2.03% and 3.80%, respectively.

Certain subsidiaries maintain lines of credit for general corporate purposes. Interest is generally based upon prevailing rates. In total, these lines of credit are not material to Legg Mason. There were no borrowings outstanding under these facilities as of March 31, 2003 and 2002.

Legg Mason has maintained compliance with the applicable covenants of these facilities.

Legg Mason had a security sold under agreement to repurchase of $4,708 at March 31, 2003, with an interest rate of 1.34% that matured on April 1, 2003.

8. Long-Term Debt

Legg Mason’s long-term debt at March 31, 2003 consisted of $424,143 of 6.75% senior notes, $262,746 of zero-coupon contingent convertible senior notes and $99,864 of 6.50% senior notes. During 2002, Legg Mason issued long-term fixed rate debt primarily to fund asset management acquisitions.

On July 2, 2001, Legg Mason issued $425,000 principal amount of senior notes due July 2, 2008, which bear interest at 6.75%. The notes were sold at a discount to yield 6.80%. The net proceeds of the notes were approximately $421,000, after payment of debt issuance costs.

On June 6, 2001, Legg Mason issued $567,000 principal amount at maturity of zero-coupon contingent convertible senior notes due on June 6, 2031, resulting in gross proceeds of approximately $250,000. The convertible notes were issued in a private placement to qualified institutional buyers at an initial offering price of $440.70 per $1,000 principal amount at maturity. The discounted price reflects a yield to maturity of 2.75% per year. Upon certain events, including the sale price of Legg Mason’s common stock reaching certain thresholds, the convertible notes being rated below specified credit ratings and the convertible notes being called for redemption, each note is convertible into 7.7062 shares of Legg Mason’s common stock, subject to adjustment. Legg Mason may redeem the convertible notes for cash on or after June 6, 2006 at their accreted value. In addition, Legg Mason may be required to repurchase the convertible notes at their accreted value, at the option of the holders, on June 6, 2005, 2007, 2011 and every five years thereafter until 2026 or upon a change in control of Legg Mason that occurs on or before June 6, 2006. Such repurchases can be paid in cash, shares of Legg Mason’s common stock or a combination of both.

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

Legg Mason’s finance subsidiaries issued a series of secured, fixed rate notes with a minimum maturity of five years. These obligations were repaid in full during the fiscal year ended March 31, 2003.

At March 31, 2003, Legg Mason had $575,000 available for the issuance of additional debt or equity securities pursuant to a shelf registration statement.

As of March 31, 2003, the aggregate maturities of long-term debt, based on their contractual terms, are as follows:

2004	$—
2005	—
2006	100,000
2007	—
2008	425,000
Thereafter	567,000

Total	$1,092,000

9. Commitments and Contingencies

Legg Mason leases office facilities and equipment under non-cancelable operating leases and also has multi-year agreements for data processing and other services. These leases and service agreements expire on varying dates through 2014. Certain leases provide for renewal options and contain escalation clauses providing for increased rentals based upon maintenance, utility and tax increases.

As of March 31, 2003, the minimum annual aggregate rentals are as follows:

2004	$61,789
2005	51,994
2006	44,552
2007	39,351
2008	35,133
Thereafter	93,013

Total	$325,832

The minimum rental commitments shown above have not been reduced by $16,435 of minimum sublease rentals to be received in the future under non-cancelable subleases. The table above also does not include aggregate rental commitments of $221 for furniture and equipment under capital leases, most of which are due in 2004.

Rental expense, under all operating leases and service contracts, was $67,407, $70,024 and $66,945 for 2003, 2002 and 2001, respectively. Rental expense is net of any sublease income received, which was not material in each of the three years.

As of March 31, 2003 and 2002, Legg Mason had commitments to invest $27,450 and $10,252, respectively, in limited partnerships that make private equity investments. These commitments will be funded as required through the end of the respective investment periods ranging from 2005 to 2010 and include $1,250 of commitments to lend employees funds to invest in one of these partnerships.

As discussed in Note 2, Legg Mason has contingent payments related to acquisitions. These payments are payable through fiscal 2007 and will not exceed $807,797.

In the normal course of business, Legg Mason enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. Legg Mason’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against Legg Mason that have not yet occurred.

Legg Mason enters into when-issued and underwriting commitments. Had the open transactions relating to these commitments as of March 31, 2003 been closed, the effect on the consolidated financial statements of Legg Mason would not have been material.

Legg Mason has been the subject of customer complaints and has also been named as a defendant in various legal actions arising primarily from securities brokerage, asset management and investment banking activities, including certain class actions, which primarily allege violations of securities laws and seek unspecified damages, which could be substantial. Legg Mason has also been involved in governmental and self-regulatory agency investigations and proceedings. In accordance with SFAS No. 5 “Accounting for Contingencies,” Legg Mason has established reserves for potential losses from pending complaints, legal actions, investigations and proceedings. While the ultimate resolution of these actions cannot be currently determined, in the opinion of management, after consultation with legal counsel, the actions are expected to be resolved with no material adverse effect on Legg Mason’s financial condition. However, if during any period a potential adverse contingency should become probable or resolved, the results of operations in that period could be materially affected. In addition, the ultimate costs of litigation-related charges can vary significantly from period to period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits and recoveries from indemnification, contribution or insurance reimbursement. During 2003, 2002 and 2001, Legg Mason recorded litigation-related charges of approximately $9,400, $15,100 and $2,400, respectively (net of recoveries of $50, $11,100 and $1,319, respectively).

10. Income Taxes

The components of income tax expense are as follows:

	2003	2002	2001

Federal	$105,297	$83,180	$85,067
Foreign	3,040	4,657	7,365
State and local	9,075	12,476	17,158

Total	$117,412	$100,313	$109,590

Current	$109,321	$95,955	$104,631
Deferred	8,091	4,358	4,959

Total	$117,412	$100,313	$109,590

A reconciliation of the difference between the effective income tax rate and the statutory federal income tax rate follows:

	2003	2002	2001

Taxes at statutory rates	$107,912	$88,637	$93,061
State income taxes, net of federal income tax benefit	5,899	8,109	11,153
Tax-exempt interest income, net	(608)	(937)	(727)
Goodwill amortization	—	—	2,017
Foreign losses with no tax benefit	943	1,197	1,684
Differences in tax rates applicable to non-U.S. earnings	255	595	1,408
Other non-deductible expenses	1,214	1,220	1,099
Other, net	1,797	1,492	(105)

Total	$117,412	$100,313	$109,590

Components of Legg Mason’s deferred tax assets and liabilities, included in Other assets and Other liabilities, respectively, are as follows:

	2003	2002

Deferred tax assets:
Accrued compensation and benefits	$27,136	$16,971
Accrued expenses	14,997	15,820
Operating loss carryforwards	9,834	4,801
Deferred income	249	—
Other	1,366	3,801
Valuation allowance	(7,605)	(4,697)

Total	$45,977	$36,696

Deferred tax liabilities:
Depreciation	$365	$1,454
Deferred expenses	399	631
Deferred income	—	1,559
Purchased intangibles	6,644	7,071
Amortization	22,168	7,890
Imputed interest	6,500	1,239

Total	$36,076	$19,844

At March 31, 2003 and 2002, the deferred tax valuation allowance was primarily for benefits related to net operating losses. These operating losses have two components, domestic (state) and foreign. The state net operating losses expire between 2009 and 2023. The foreign net operating losses will continue until utilized and otherwise have no expiration date.

11. Employee Benefits

Legg Mason, through its subsidiaries, maintains various defined contribution plans covering substantially all employees. Through its primary plan, Legg Mason makes discretionary contributions and matches 50% of employee 401(k) contributions up to 6% of employee compensation with a maximum of two thousand five hundred dollars per year. Contributions charged to operations amounted to $27,207, $27,858 and $27,782 in 2003, 2002 and 2001, respectively. In addition, employees can make voluntary contributions under certain plans.

12. Capital Stock

At March 31, 2003, the authorized numbers of common, preferred and exchangeable shares were 250 million, 4 million and an unlimited number, respectively. In addition, at March 31, 2003 and 2002, there were 12.6 million and 13.1 million shares of common stock, respectively, reserved for issuance under Legg Mason’s stock option plans and 2.3 million and 2.5 million common shares, respectively, reserved for exchangeable shares in connection with the Perigee transaction (see Note 2). Additionally, at March 31, 2003, Legg Mason has approximately 4.4 million shares of common stock reserved for issuance upon conversion of the zero-coupon contingent convertible senior notes.

Changes in common stock and shares exchangeable into common stock for the three years ended March 31, 2003 are as follows:

	Years Ended March 31,
	2003	2002	2001

Common Stock
Beginning balance	64,444	62,850	58,599
Shares issued for:
Stock option exercises	496	1,088	1,150
Deferred compensation trust	256	247	185
Deferred compensation	281	120	504
Exchangeable shares	176	276	2,412
Purchased business	60	—	—
Shares retired	(885)	(137)	—

Ending balance	64,828	64,444	62,850

Shares Exchangeable into Common Stock
Beginning balance	2,495	2,771	5,183
Exchanges	(176)	(276)	(2,412)

Ending balance	2,319	2,495	2,771

Dividends declared but not paid at March 31, 2003, 2002 and 2001 were $7,374, $6,695 and $5,878, respectively.

During the fiscal year ended March 31, 2002, the Board of Directors approved a stock repurchase plan. Under this plan, Legg Mason is authorized to repurchase up to 3 million shares on the open market at its discretion. During the fiscal years ended March 31, 2003 and 2002, Legg Mason repurchased and retired 885 shares for $41,963 and 137 shares for $7,130, respectively.

13. Employee Stock Option Plans

At March 31, 2003, 13.3 million shares were authorized to be issued under Legg Mason’s equity incentive stock plans. Options under Legg Mason’s employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in equal increments over 3 to 5 years and expire within 5 to 10 years from the date of grant. See Note 1 for a further discussion of stock-based compensation.

Stock option transactions under the plans during the three years ended March 31, 2003 are summarized below:

	Number of Shares	Weighted- Average Exercise Price Per Share
Options outstanding at March 31, 2000	7,444	$23.43
Granted	2,023	51.71
Exercised	(1,182)	11.80
Canceled	(204)	31.72

Options outstanding at March 31, 2001	8,081	$32.00
Granted	2,335	48.52
Exercised	(1,118)	16.22
Canceled	(286)	41.13

Options outstanding at March 31, 2002	9,012	$37.95
Granted	1,436	40.36
Exercised	(502)	20.89
Canceled	(333)	46.15

Options outstanding at March 31, 2003	9,613	$38.92

The following information summarizes Legg Mason’s stock options outstanding at March 31, 2003:

Exercise Price Range	Option Shares Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Life (in years)

$ 6.30 – $28.75	1,527	$20.59	2.7
28.76 – 33.00	1,626	30.22	4.0
33.01 – 46.64	3,013	39.20	5.8
46.65 – 53.88	3,447	50.90	5.8

At March 31, 2003, 2002 and 2001, options were exercisable on 4,522, 3,248, and 2,973 shares, respectively, and the weighted-average exercise prices were $33.03, $28.03 and $20.28, respectively.

The following information summarizes Legg Mason’s stock options exercisable at March 31, 2003:

Exercise Price Range	Option Shares Exercisable	Weighted- Average Exercise Price Per Share

$ 6.30 – $28.75	1,522	$20.58
28.76 – 33.00	1,198	30.06
33.01 – 46.64	780	37.63
46.65 – 53.88	1,022	51.50

Legg Mason also has a stock option plan for non-employee directors. Options granted under the plan are immediately exercisable at a price equal to the fair value of the shares on the date of grant. Options issuable under the plan, limited to 1.1 million shares in aggregate, have a term of not more than ten years from the date of grant. At March 31, 2003, options on 598 shares have been granted, of which 396 are currently outstanding.

14. Deferred Compensation Stock Trust

In accordance with EITF Issue 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts are Held in a Rabbi Trust and Invested,” assets of rabbi trusts are to be consolidated with those of the employer, and the value of the employer’s stock held in the rabbi trusts should be classified in stockholders’ equity and generally accounted for in a manner similar to treasury stock. Therefore, the shares Legg Mason has issued to its rabbi trust and the corresponding liability related to the deferred compensation plans are presented as components of stockholders’ equity as Employee stock trust and Deferred compensation employee stock trust, respectively. Shares held by the Plan at March 31, 2003 and 2002 were 3,370 and 3,044, respectively.

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

Legg Mason periodically borrows from financial institutions on a collateralized basis, utilizing firm securities. Should the counterparty fail to return customer securities pledged, Legg Mason is subject to the risk of acquiring the securities at prevailing market prices in order to satisfy its customer obligations.

Legg Mason’s customer financing and securities lending activities require Legg Mason to pledge customer securities as collateral for various financing sources such as bank loans and securities lending. At March 31, 2003, Legg Mason had approximately $1.2 billion of customer securities under customer margin loans that are available to be pledged, of which Legg Mason has repledged approximately $25,649 under securities loan agreements. In addition, Legg Mason has received collateral of approximately $244,465 under securities lending agreements, of which Legg Mason has repledged approximately $182,973. Legg Mason has also received collateral of approximately $2.4 billion under reverse repurchase agreements for its customer reserve requirement, none of which has been repledged.

Legg Mason’s real estate service and mortgage banking subsidiary has agreements that allow it to invest certain of the escrow funds it manages in the name of the customer. The funds are invested in liquid, short-term, highly rated money market funds. The subsidiary is responsible for investment losses incurred, if any. The interest earned on these investments is considered part of the servicing fees it is entitled to receive. At March 31, 2003, $51,258 was invested in one money market fund.

16. Regulatory Requirements

The Parent’s broker-dealer subsidiaries are subject to the Securities and Exchange Commission’s Uniform Net Capital Rule. The rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of March 31, 2003, the broker-dealer subsidiaries had aggregate net capital, as defined, of $363,353, which exceeded required net capital by $342,832.

The Parent’s principal broker-dealer subsidiary must maintain a separate account for the exclusive benefit of customers in accordance with Securities and Exchange Commission Rule 15c3-3, as determined by periodic computations. The rule allows the broker-dealer to maintain the required amounts in cash or qualified securities.

The Parent’s trust subsidiary is subject to the requirements of the Office of Thrift Supervision, which requires compliance with regulatory capital standards. As of March 31, 2003, the trust subsidiary met all capital adequacy requirements to which it is subject.

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

The Private Client segment distributes a wide range of financial products through its branch distribution network, including equity and fixed income securities, proprietary and non-affiliated mutual funds and annuities. Private Client consists of net interest from customers’ margin loan and credit account balances, commissions and principal credits earned on equity and fixed income transactions in customer brokerage accounts, distribution fees earned from mutual funds and fee earned from fee-based brokerage and managed accounts. Sales credits associated with underwritten offerings initiated in the Capital Markets segment are reported in Private Client when sold through its branch distribution network.

The Capital Markets segment consists of Legg Mason’s equity and fixed income institutional sales and trading, corporate and public finance advisory and underwriting activities, as well as corporate structured financing activities. Sales credits associated with underwritten offerings are reported in Capital Markets when sold through institutional distribution channels. The results of this business segment also include realized and unrealized gains and losses on investments acquired in connection with merchant and investment banking activities.

The Other segment consists principally of Legg Mason’s real estate service and mortgage banking business and unallocated corporate revenues and expenses.

Business segment financial results are as follows:

	2003	2002	2001

Net revenues:
Asset Management	$648,128	$557,876	$445,029
Private Client	588,596	618,252	707,366
Capital Markets	259,709	242,168	174,274
Other	31,813	33,045	34,195

Total	$1,528,246	$1,451,341	$1,360,864

Earnings before income tax provision:
Asset Management	$178,668	$159,171	$132,260
Private Client	77,616	53,345	113,304
Capital Markets	52,524	39,294	15,571
Other	(487)	1,439	4,685

Total	$308,321	$253,249	$265,820

Net interest profit:
Asset Management	$(34,783)	$(22,910)	$6,856
Private Client	49,879	56,650	93,622
Capital Markets	5,054	4,144	856
Other	1,495	2,918	5,478

Total	$21,645	$40,802	$106,812

Legg Mason does not analyze asset information in all business segments.

Legg Mason principally operates in the United States, United Kingdom and Canada. Revenues and expenses for geographic purposes are generally allocated based on the location of the office providing the service. Results by geographic region are as follows:

	2003	2002	2001

Net revenues:
United States	$1,456,297	$1,378,651	$1,288,354
United Kingdom	37,181	34,851	33,506
Canada	24,396	29,008	32,566
Other	10,372	8,831	6,438

Total	$1,528,246	$1,451,341	$1,360,864

Earnings before income tax provision:
United States	$303,476	$245,498	259,877
United Kingdom	(4,356)	(6,261)	(11,579)
Canada	7,342	11,860	15,037
Other	1,859	2,152	2,485

Total	$308,321	$253,249	$265,820

QUARTERLY FINANCIAL DATA

(Dollars in thousands except per share amounts)

(Unaudited)

	Quarter Ended

Fiscal 2003	Mar. 31	Dec. 31	Sept. 30	Jun. 30

Revenues	$401,519	$400,971	$395,515	$417,377
Interest expense	16,818	21,216	24,149	24,953

Net revenues	384,701	379,755	371,366	392,424

Non-interest expenses	305,804	302,934	299,121	312,066

Earnings before income tax provision	78,897	76,821	72,245	80,358
Income tax provision	30,231	28,967	26,874	31,340

Net earnings	$48,666	$47,854	$45,371	$49,018

Earnings per share:
Basic	$0.74	$0.73	$0.69	$0.74
Diluted	0.71	0.70	0.66	0.71
Cash dividend per share	0.11	0.11	0.11	0.10
Stock price range:
High	52.99	52.73	48.50	56.97
Low	45.49	38.16	38.40	47.90

As of May 27, 2003, the closing price of Legg Mason’s common stock was $60.50.

	Quarter Ended

Fiscal 2002	Mar. 31	Dec. 31	Sept. 30	Jun. 30

Revenues	$420,855	$403,805	$372,952	$381,000
Interest expense	25,670	29,039	37,884	34,678

Net revenues	395,185	374,766	335,068	346,322

Non-interest expenses	319,261	307,762	284,090	286,979

Earnings before income tax provision	75,924	67,004	50,978	59,343
Income tax provision	29,827	25,916	20,588	23,982

Net earnings	$46,097	$41,088	$30,390	$35,361

Earnings per share:
Basic	$0.70	$0.63	$0.47	$0.55
Diluted	0.67	0.60	0.45	0.52
Cash dividend per share	0.10	0.10	0.10	0.09
Stock price range:
High	57.10	50.80	50.93	51.50
Low	48.36	38.35	34.25	38.06

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item is contained under the caption “Election of Directors” on pages 2 and 3 of our definitive proxy statement for the 2003 Annual Meeting of Stockholders and the caption “Section 16(A) Beneficial Ownership Reporting Compliance” on page 16 of that proxy statement. That information is incorporated herein by reference to the proxy statement. See Part I, Item 4A of this Report for information regarding certain of our executive officers.

Item 11. Executive Compensation.

The information required by this item is contained under the caption “Compensation of Directors” on page 4 of our definitive proxy statement for the 2003 Annual Meeting of Stockholders and the captions “Executive Compensation” and “Stock Options” on pages 7 and 8 of our definitive proxy statement for the 2003 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is contained under the caption “Security Ownership of Management and Principal Stockholders” on pages 5 and 6 of our definitive proxy statement for the 2003 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement. See Part II, Item 5 of this Report for information regarding our equity compensation plans.

Item 13. Certain Relationships and Related Transactions.

The information required by this item is contained under the caption “Certain Transactions” on page 15 of our definitive proxy statement for the 2003 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

Item 14.	Controls and Procedures

As of a date within 90 days of the filing of this Report, Legg Mason’s management, including the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason’s disclosure controls and procedures. Based on that evaluation, Legg Mason’s management, including its Chief Executive Officer and its Principal Financial Officer, concluded that Legg Mason’s disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and the Principal Financial Officer, of material information about Legg Mason required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There have been no significant changes in Legg Mason’s internal controls or in other factors that could significantly affect its internal controls subsequent to the date of the evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Documents filed as a part of the report:

1.	The following consolidated financial statements are included in Item 8 of this Report:

		Page Number in this Report

	Report of Independent Accountants	47

	Consolidated Statements of Earnings	48

	Consolidated Statements of Financial Condition	49

	Consolidated Statements of Changes in Stockholders’ Equity	50

	Consolidated Statements of Comprehensive Income	51

	Consolidated Statements of Cash Flows	52

	Notes to Consolidated Financial Statements	53-69

2.	Financial Statement Schedules (included on pages S-1 to S-7 of this Report):

	Report of Independent Accountants on Financial Statement Schedules

	Schedule I—Condensed Financial Statements of Registrant

All other schedules to the consolidated financial statements for which provision is made in the accounting regulations of the Securities and Exchange Commission are not applicable or are not required and therefore have been omitted.

3.	Exhibits

3.1	Articles of Incorporation of Legg Mason, as amended (incorporated by reference to Form 10-Q for the quarter ended September 30, 2000)

3.2	By-laws of Legg Mason as amended and restated April 25, 1988 (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 1988)

4.	Legg Mason hereby agrees, pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, to furnish to the SEC upon request a copy of each instrument with respect to the rights of holders of long-term debt of Legg Mason or its subsidiaries.

10.1	Legg Mason, Inc. Stock Option Plan For Non-Employee Directors (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 1998)*

10.2	Form of Option Agreement under Legg Mason, Inc. Stock Option Plan for Non-Employee Directors (incorporated by reference to Form 10-Q for the quarter ended June 30, 1998)*

10.3	Legg Mason Wood Walker, Incorporated Deferred Compensation/Phantom Stock Plan (June 1999 Amending Restatement, as amended July 2001) (incorporated by reference to Appendix A to the definitive proxy statement for Legg Mason’s 2001 Annual Meeting of Stockholders)

10.4	Legg Mason, Inc. 1991 Omnibus Long-Term Compensation Plan (incorporated by reference to Exhibit A to the definitive proxy statement for Legg Mason’s 1991 Annual Meeting of Stockholders)*

10.5	Form of Option Agreement under Legg Mason, Inc. 1991 Omnibus Long-Term Compensation Plan (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 1993)*

10.6	Legg Mason, Inc. Executive Incentive Compensation Plan (incorporated by reference to Appendix A to the definitive proxy statement for Legg Mason’s 2000 Annual Meeting of Stockholders)*

10.7	Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Registration Statement No. 333-08721 on Form S-8)*

10.8	Form of Option Agreement under Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 1996)*

10.9	Form of Non-Qualified Stock Option Agreement under Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Form 10-Q for the quarter ended September 30, 1996)*

10.10	Executive Stock Purchase and Loan Agreement between Legg Mason, Inc. and an Executive Officer of Legg Mason, Inc., dated as of December 8, 1998 (incorporated by reference to Form 10-Q for the quarter ended December 31, 1998)*

10.11	Restricted Stock Agreement between Legg Mason, Inc. and an Executive Officer of Legg Mason, Inc., dated as of December 8, 1998 (incorporated by reference to Form 10-Q for the quarter ended December 31, 1998)*

10.12	Promissory Note of Executive Officer of Legg Mason, Inc., dated as of December 8, 1998 (incorporated by reference to Form 10-Q for the quarter ended December 31, 1998)*

10.13	Pledge Agreement by and between Legg Mason, Inc. and an Executive Officer of Legg Mason, Inc., dated as of December 8, 1998 (incorporated by reference to Form 10-Q for the quarter ended December 31, 1998)*

10.14	Form of Restricted Stock Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 2001)*

10.15	Legg Mason Wood Walker, Incorporated Private Client Group Deferred Compensation Plan (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 2001)*

10.16	Legg Mason Wood Walker, Incorporated Financial Advisor Retention Plan, as amended, filed herewith*

10.17	Legg Mason Wood Walker, Incorporated Producing Branch Manager Retention Plan, as amended, filed herewith*

10.18	Form of Legg Mason Wood Walker, Incorporated Key Employee Phantom Stock Agreements (incorporated by reference to Registration Statement No. 333-59841 on Form S-8)*

10.19	Form of Legg Mason Wood Walker, Incorporated Professional Branch Manager Phantom Stock Agreements (incorporated by reference to Registration Statement No. 333-53102 on Form S-8)*

12	Computation of consolidated ratios of earnings to fixed charges

21	Subsidiaries of the Company, filed herewith

23	Consent of independent accountants, filed herewith

*	These exhibits are management contracts or compensatory plans or arrangements.

(b)	No reports on Form 8-K were filed during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGG MASON, INC.

By:	/s/ Raymond A. Mason
Raymond A. Mason, Chairman of the the Board, President and Chief Executive Officer

Date: June 18, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond A. Mason Raymond A. Mason	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	June 18, 2003

/s/ Charles J. Daley, Jr. Charles J. Daley, Jr.	Senior Vice President and Treasurer (Principal Financial and Accounting Officer)	June 18, 2003

/s/ Harold L. Adams Harold L. Adams	Director	June 18, 2003

/s/ Dennis R. Beresford Dennis R. Beresford	Director	June 18, 2003

/s/ Carl Bildt Carl Bildt	Director	June 18, 2003

/s/ James W. Brinkley James W. Brinkley	Director	June 18, 2003

/s/ Harry M. Ford, Jr. Harry M. Ford, Jr.	Director	June 18, 2003

/s/ Richard J. Himelfarb Richard J. Himelfarb	Director	June 18, 2003

/s/ John E. Koerner, III John E. Koerner, III	Director	June 18, 2003

/s/ Edward I. O’Brien Edward I. O’Brien	Director	June 18, 2003

/s/ Peter F. O’Malley Peter F. O’Malley	Director	June 18, 2003

/s/ Nicholas J. St. George Nicholas J. St. George	Director	June 18, 2003

/s/ Roger W. Schipke Roger W. Schipke	Director	June 18, 2003

/s/ Kurt L. Schmoke Kurt L. Schmoke	Director	June 18, 2003

/s/ James E. Ukrop James E. Ukrop	Director	June 18, 2003

CERTIFICATION

I, Raymond A. Mason, certify that:

1.	I have reviewed this annual report on Form 10-K of Legg Mason, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: June 18, 2003	/s/ Raymond A. Mason
Raymond A. Mason, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, Charles J. Daley, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of Legg Mason, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: June 18, 2003	/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr., Senior Vice President and Treasurer (Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULES

Our report on the consolidated financial statements of Legg Mason, Inc. and Subsidiaries is included on page 47 in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 72 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

/s/ PRICEWATERHOUSECOOPERS LLP

Baltimore, Maryland

May 1, 2003

Schedule I

LEGG MASON, INC.

(Parent Company Only)

STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	March 31,
	2003	2002
ASSETS
Cash and cash equivalents	$302,870	$166,293
Investment securities, at fair value	931	639
Intangible assets, net	9,041	9,674
Goodwill	12,221	9,200
Investments in and advances to subsidiaries	1,703,943	1,668,358
Other	27,558	30,904

Total Assets	$2,056,564	$1,885,068

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Dividends payable	$7,117	$6,445
Other	14,737	14,612
Long-term debt	786,753	779,463

Total Liabilities	808,607	800,520

Stockholders’ Equity
Common stock, par value $.10; authorized 250,000,000 shares; issued 64,827,344 in 2003 and 64,443,574 in 2002	6,483	6,444
Shares exchangeable into common stock	8,736	9,400
Additional paid-in capital	357,622	358,972
Deferred compensation and employee note receivable	(34,578)	(32,007)
Employee stock trust	(109,803)	(90,674)
Deferred compensation employee stock trust	109,803	90,674
Retained earnings	913,670	751,635
Accumulated other comprehensive loss, net	(3,976)	(9,896)

Total Stockholders’ Equity	1,247,957	1,084,548

Total Liabilities and Stockholders’ Equity	$2,056,564	$1,885,068

See notes to financial statements.

Schedule I

LEGG MASON, INC.

(Parent Company Only)

STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended March 31,
	2003	2002	2001
Revenues
Interest	$7,195	$16,156	$24,107
Other	(866)	(2,711)	2,805

Total Revenues	6,329	13,445	26,912

Expenses
Interest	46,092	37,121	6,619
Other	6,602	1,992	6,718

Total Expenses	52,694	39,113	13,337

Earnings (loss) before income tax provision (benefit) and equity in net earnings of subsidiaries	(46,365)	(25,668)	13,575
Federal and state income tax provision (benefit)	(17,546)	(9,626)	5,339

Earnings (loss) before equity in net earnings of subsidiaries	(28,819)	(16,042)	8,236
Equity in net earnings of subsidiaries	219,728	168,978	147,994

Net earnings	190,909	152,936	156,230

Other comprehensive income (loss):
Foreign currency translation adjustment	8,147	(225)	(9,111)

Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during the year	(907)	(348)	3,230
Reclassification adjustment for (gains) losses included in net income	86	(1,865)	(582)

Net unrealized gains (losses) on investment securities	(821)	(2,213)	2,648
Deferred losses on cash flow hedge	(2,138)	(277)	—

Deferred income taxes	732	476	(235)

Total other comprehensive income (loss)	5,920	(2,239)	(6,698)

Comprehensive income	$196,829	$150,697	$149,532

See notes to financial statements.

Schedule I

LEGG MASON, INC.

(Parent Company Only)

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended March 31,
	2003	2002	2001
Cash Flows from Operating Activities
Net earnings	$190,909	$152,936	$156,230
Non-cash items included in earnings:
Equity in net earnings of subsidiaries	(219,728)	(168,978)	(147,994)
Amortization	4,223	3,636	569
Accretion and amortization of discounts	7,290	5,836	47
Other	309	992	577
Decrease in assets excluding acquisitions	(244)	(7,646)	(220)
Increase (decrease) in liabilities excluding acquisitions	855	11,915	4,373

Cash Provided by (Used for) Operating Activities	(16,386)	(1,309)	13,582

Cash Flows from Investing Activites
Net decrease in securities purchased under agreements to resell	—	—	110,643
Purchases of investment securities	(5,256)	(251)	(4,499)
Proceeds from sales and maturities of investment securities	4,652	1,299	2,003
Investments in and advances to subsidiaries	204,970	83,235	69,295
Acquisitions, net of cash acquired	(3,243)	(792,856)	(16,601)

Cash Provided by (Used for) Investing Activities	201,123	(708,573)	160,841

Cash Flows from Financing Activities
Net proceeds from issuance of long-term debt	—	664,714	—
Issuance of common stock	22,677	26,707	21,037
Repurchase of common stock	(41,963)	(7,130)	—
Dividends paid	(28,874)	(25,149)	(23,615)

Cash Provided by (Used for) Financing Activities	(48,160)	659,142	(2,578)

Net Increase (Decrease) in Cash and Cash Equivalents	136,577	(50,740)	171,845
Cash and Cash Equivalents at Beginning of Year	166,293	217,033	45,188

Cash and Cash Equivalents at End of Year	$302,870	$166,293	$217,033

Supplement Cash Disclosures:

Interest payments were $35,188 in 2003, $20,844 in 2002 and $6,500 in 2001.

No income tax payments were made in 2003, 2002 and 2001.

See notes to financial statements.

LEGG MASON, INC.

(Parent Company Only)

NOTES TO FINANCIAL STATEMENTS

(Amounts in thousands)

1. Basis of Presentation

The Parent Company Only financial statements include the accounts of Legg Mason, Inc (the “Parent Company”). In addition, all the assets and liabilities of its subsidiaries are presented in Investments in and advances to subsidiaries.

The Notes to the Consolidated Financial Statements of Legg Mason, Inc. and Subsidiaries included in Item 8 of this Report include disclosures with respect to the Parent Company Only.

2. Transactions with Affiliates

Parent Company interest income for 2003, 2002 and 2001 includes $3,131, $6,890 and $10,324, respectively, arising from promissory notes payable to the Parent Company by its subsidiaries. The promissory notes, $38,511 at March 31, 2003 and $76,027 at March 31, 2002, are included in Investments in and advances to subsidiaries. The promissory notes payable at March 31, 2003 consisted of a $36,265 note with an interest rate of 6.55% due April 1, 2015 and a $2,246 note with an interest rate of 5.25% due January 6, 2004.

Parent Company interest expense for 2003 and 2002 includes $25 and $256, respectively, arising from promissory notes payable by the Parent Company to its subsidiaries. The notes, $1,000 at March 31, 2003 and 2002, are included in Investments in and advances to subsidiaries.

The Parent Company issued shares to Legg Mason Wood Walker (“LMWW”), a wholly owned subsidiary, in connection with its deferred compensation plans. The value of the shares issued to LMWW during fiscal 2003, 2002 and 2001 were $14,172, $5,570 and $23,280, respectively.

All income tax payments are made by LMWW.

3. Firm Investments

Firm investments include investments in marketable and private equity securities and limited partnerships that make private equity investments. Unrealized gains and losses on marketable equity securities are included in accumulated other comprehensive loss unless an “other than temporary” impairment is determined to exist, in which case the unrealized loss is charged to earnings. Realized and unrealized gains and losses on private equity securities are included in Other revenue. The Parent Company shares ratably in the income and expenses of its investments in limited partnerships and records its interest on the equity method.

4. Intangible Assets and Goodwill

In April 2001, the Parent Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 provides that goodwill is no longer amortized and the value of an identifiable intangible asset must be amortized over its useful life. Goodwill and intangible assets are tested for impairment quarterly. The Parent Company completed its testing of goodwill and intangible assets and has determined that there is no impairment as of March 31, 2003 or 2002.

Intangible assets, consisting of asset management contracts, are reported at cost, net of accumulated amortization of $1,706 and $1,073, at March 31, 2003 and 2002, respectively. Estimated amortization expense for each of the five years subsequent to March 31, 2003 is $633 per year.

The carrying value of goodwill of $12,221 and $9,200 at March 31, 2003 and 2002, respectively, is attributable to the asset management reporting segment.

5. Long-term Debt

The Parent Company’s long-term debt at March 31, 2003 consisted of $424,143 of 6.75% senior notes, $262,746 of zero-coupon contingent convertible senior notes and $99,864 of 6.50% senior notes. The Parent Company issued long-term debt to fund asset management acquisitions.

On July 2, 2001, the Parent Company issued $425,000 principal amount of senior notes due July 2, 2008, which bear interest at 6.75%. The notes were issued at a discount to yield 6.80%. The net proceeds of the notes were approximately $421,000, after payment of debt issuance costs.

On June 6, 2001, the Parent Company issued $567,000 principal amount at maturity of zero-coupon contingent convertible senior notes due on June 6, 2031, resulting in gross proceeds of approximately $250,000. The convertible notes were issued in a private placement to qualified institutional buyers at an initial offering price of $440.70 per $1,000 principal amount at maturity. The discounted price reflects a yield to maturity of 2.75% per year. Upon certain events, including the sale price of the Parent Company’s common stock reaching certain thresholds, the convertible notes being rated below specified credit ratings and the convertible notes being called for redemption, each note is convertible into 7.7062 shares of the Parent Company’s common stock, subject to adjustment. The Parent Company may redeem the convertible notes for cash on or after June 6, 2006 at their accreted value. In addition, the Parent Company may be required to repurchase the convertible notes at their accreted value, at the option of the holders, on June 6, 2005, 2007, 2011 and every five years thereafter until 2026 or upon a change of control in the Parent Company that occurs on or before June 6, 2006. Such repurchases can be paid in cash, shares of the Parent Company’s common stock or a combination of both. The net proceeds of the offering were $244,375, after payment of debt issuance costs. The debt issuance costs are included in Other assets and are being amortized over a two-year period up to the date of the first repurchase option of the holders. Approximately 4.4 million shares of common stock are reserved for issuance upon conversion.

The Parent Company also has outstanding $100,000 principal amount of senior notes due February 15, 2006, which bear interest at 6.50%. The notes were issued at a discount to yield 6.57%.

At March 31, 2003, the Parent Company had $575,000 available for the issuance of additional debt or equity securities pursuant to a shelf registration statement.

At March 31, 2003, the aggregate maturities of long-term debt, based on their contractual terms, are as follows:

2004	$—
2005	—
2006	100,000
2007	—
2008	425,000
Thereafter	567,000

Total	$1,092,000

6. Deferred Compensation Stock Trust

In accordance with Emerging Issues Task Force Issue 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts are Held in a Rabbi Trust and Invested,” assets of rabbi trusts are to be consolidated with those of the employer, and the value of the employer’s stock held in the rabbi trusts should be classified in stockholders’ equity and generally accounted for in a manner similar to treasury stock. Therefore, the shares the Parent Company has issued to its rabbi trust and the corresponding liability related to the deferred compensation plans are presented as components of stockholders’ equity as Employee stock trust and Deferred compensation employee stock trust, respectively. Shares held by the Plan at March 31, 2003 and 2002 were 3,370 and 3,044, respectively.

7. Stock Repurchase

During the fiscal year ended March 31, 2002, the Board of Directors approved a stock repurchase plan. Under this plan, the Parent Company is authorized to repurchase up to 3 million shares on the open market at its discretion. During the fiscal years ended March 31, 2003 and 2002, the Parent Company repurchased and retired 885 shares for $41,963 and 137 shares for $7,130, respectively.

8. Commitments, Contingencies and Guarantees

As of March 31, 2003, the Parent Company has contingent obligations of up to $807,797 related to its business acquisitions that are payable through March 31, 2007.

Financial Accounting Standards Board Interpretation Number 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), expands the disclosure requirements to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. For guarantees issued or modified after December 31, 2002, FIN 45 also requires, under certain circumstances, the recognition, at the inception of a guarantee, of a liability for the fair value of the obligation as a result of issuing the guarantee. Guarantees of an entity’s own future performance are not within the scope of FIN 45.

In the normal course of business the Parent Company enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Parent Company’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Parent Company that have not yet occurred.

The Parent Company is guarantor on various agreements entered into by its subsidiaries and an unconsolidated joint venture to lease office facilities and equipment. The aggregate commitment under these non-cancelable lease agreements, which expire on varying dates through 2014, is $97,019. If the Parent Company is required to make a payment under its guaranty for the unconsolidated joint venture, it is eligible to seek partial recovery of $3,500 from the other party to the joint venture.

The Parent Company guarantees a secured warehouse line of credit used by a subsidiary to fund commercial mortgage loans. Escrow deposits collateralize the warehouse line of credit. As of March 31, 2003, there was $24,770 of outstanding borrowings under the facility.

The Parent Company has capital commitments to investment partnerships in which it is limited partner. As of March 31, 2003, there were $27,500 of such capital commitments that range from fiscal 2004 to 2011.

Under an insurance policy for certain of its subsidiaries, the Parent Company guarantees to reimburse the insurance carrier for any claims incurred on the policy up to the policy’s limit of $1,225.

As of March 31, 2003, the Parent Company has not recorded any liability for any obligations under the guarantees described above.