Form 10-Q
period 2003-06-30
LEGG MASON INC
filed 2003-08-07
CIK 704051

SECURITIES AND EXCHANGE COMMISSION

			  Washington, D.C.  20549

				 FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		       SECURITIES EXCHANGE ACT OF 1934

		     For the Quarter Ended June 30, 2003

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

65,731,238 shares of common stock and 2,124,951 exchangeable shares as of the close of business on July 29, 2003. The exchangeable shares, which were issued by Legg Mason Canada Holdings in connection with the acquisition of Perigee Inc., are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting and other rights equivalent to common stock.


<Page 2>


PART I. FINANCIAL INFORMATION



Item 1.         Financial Statements

		      LEGG MASON, INC. AND SUBSIDIARIES
		     CONSOLIDATED STATEMENTS OF EARNINGS
		  (In thousands, except per share amounts)
				 (Unaudited)


					      Three months ended
						   June 30,

					     2003            2002

Revenues

   Investment advisory and related fees   $ 241,825       $ 222,348
   Commissions                               84,306          84,828
   Principal transactions                    42,946          36,235
   Investment banking                        31,467          31,535
   Interest                                  22,580          29,540
   Other                                     17,026          12,891

     Total revenues                         440,150         417,377
   Interest expense                          16,811          24,953

     Net revenues                           423,339         392,424


Non-Interest Expenses
   Compensation and benefits                245,728         234,814
   Communications and technology             23,048          22,660
   Occupancy                                 16,709          15,979
   Amortization of intangible assets          5,992           6,318
   Other                                     36,804          32,295

     Total non-interest expenses            328,281         312,066


Earnings Before Income Tax Provision         95,058          80,358
   Income tax provision                      36,692          31,340

Net Earnings                              $  58,366       $  49,018


Earnings per Common Share
   Basic                                  $    0.88       $    0.74
   Diluted                                     0.83            0.71

Weighted Average Number of Common
 Shares Outstanding
   Basic                                     66,173          65,938
   Diluted                                   70,125          69,054

Dividends Declared per Common Share       $    0.11       $    0.10

Book Value per Common Share,
 at end of period                         $   19.58       $   16.88




	       See notes to consolidated financial statements.



		      LEGG MASON, INC. AND SUBSIDIARIES
	       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
			    (Dollars in thousands)


					   June 30, 2003     March 31, 2003

					    (Unaudited)

Assets

 Cash and cash equivalents                   $  575,786       $  690,752
 Cash and securities segregated for
  regulatory purposes or deposited with
  clearing organizations                      2,566,868        2,583,437
 Securities purchased under agreements
  to resell                                           -           35,000
 Receivables:
  Customers                                   1,052,508          933,970
  Investment advisory and related fees          140,683          121,209
  Brokers and dealers                            77,737           62,488
  Others                                         39,094           36,854
 Securities borrowed                            311,617          255,230
 Trading assets, at fair value                  233,666          163,462
 Investment securities, at fair value            55,915           42,519
 Equipment and leasehold improvements, net       68,765           69,814
 Intangible assets, net                         465,581          470,408
 Goodwill                                       460,205          454,512
 Other                                          160,656          147,795

Total Assets                                 $6,209,081       $6,067,450


Liabilities and Stockholders' Equity
 Liabilities
  Payables:
   Customers                                 $3,267,010       $3,246,285
   Brokers and dealers                           69,906           75,017
  Securities loaned                             252,053          219,954
  Short-term borrowings                          58,675           29,478
  Trading liabilities, at fair value             73,191           59,583
  Accrued compensation                          153,344          235,971
  Other                                         221,497          166,452
  Long-term debt                                788,603          786,753

Total Liabilities                             4,884,279        4,819,493

Commitments and Contingencies (Note 5)

Stockholders' Equity
 Common stock                                     6,549            6,483
 Shares exchangeable into common stock            8,153            8,736
 Additional paid-in capital                     377,434          357,622
 Deferred compensation and officer note
  receivable                                    (32,895)         (34,578)
 Employee stock trust                          (113,033)        (109,803)
 Deferred compensation employee stock trust     113,033          109,803
 Retained earnings                              964,613          913,670
 Accumulated other comprehensive income
  (loss), net                                       948           (3,976)

Total Stockholders' Equity                    1,324,802        1,247,957

Total Liabilities and Stockholders' Equity   $6,209,081       $6,067,450




	       See notes to consolidated financial statements.


		      LEGG MASON, INC. AND SUBSIDIARIES
		CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
			   (Dollars in thousands)
				(Unaudited)


						 Three months ended
						      June 30,

						2003            2002


Net Earnings                                  $ 58,366        $ 49,018

Other comprehensive income (loss):
 Foreign currency translation adjustment         5,033           5,007
 Unrealized gains (losses) on investment
  securities:
   Unrealized holding losses arising during
    the period                                     (95)           (291)
   Reclassification adjustment for (gains)
    losses included in net income                  (82)             --

   Net unrealized losses on investment
    securities                                    (177)           (291)

   Deferred losses on cash flow hedge               --          (3,412)

   Deferred income taxes                            68           1,327

 Total other comprehensive income                4,924           2,631

Comprehensive Income                          $ 63,290        $ 51,649





	       See notes to consolidated financial statements.



		      LEGG MASON, INC. AND SUBSIDIARIES
		    CONSOLIDATED STATEMENTS OF CASH FLOWS
			    (Dollars in thousands)
				  (Unaudited)

						     Three months ended
							  June 30,

						    2003            2002

Cash Flows from Operating Activities
 Net earnings                                    $  58,366       $  49,018
   Non-cash items included in earnings:
    Depreciation and amortization                   13,489          13,815
    Accretion and amortization of securities
     discounts and premiums, net                     1,858           1,945
    Originated mortgage servicing rights              (548)           (319)
    Deferred compensation                            2,715           2,502
    Unrealized (gains) losses on firm investments     (817)            651
    Other                                             (175)            309
   Deferred income taxes                            (2,455)          8,865
 Purchases of trading investments, net             (12,221)         (2,217)

 Decrease (increase) in assets excluding
  acquisitions:
   Cash and securities segregated for regulatory
    purposes or deposited with clearing
    organizations                                   16,569          70,635
   Receivables from customers                     (118,538)         23,377
   Receivables for investment advisory and
    related fees                                   (18,987)           (517)
   Receivables from brokers and dealers and other  (17,274)        (34,671)
   Securities borrowed                             (56,387)         55,719
   Trading assets                                  (70,204)       (118,543)
   Other                                           (11,242)           (104)
 Increase (decrease) in liabilities excluding
  acquisitions:
   Payable to customers                             20,725         (69,601)
   Payable to brokers and dealers                   (5,111)        (17,770)
   Securities loaned                                32,099        (101,747)
   Trading liabilities                              13,608          57,261
   Accrued compensation                            (83,390)        (84,839)
   Other                                            56,821           9,737

Cash Used for Operating Activities                (181,099)       (136,494)

Cash Flows from Investing Activities
 Payments for:
   Equipment and leasehold improvements             (5,667)         (8,120)
   Acquisitions, net of cash acquired               (2,702)             --
 Net decrease in securities purchased under
  agreements to resell                              35,000              --
 Purchases of investment securities                 (4,785)         (3,355)
 Proceeds from sales and maturities of
  investment securities                              4,886           8,967


Cash Provided by (Used for) Investing Activities    26,732          (2,508)




		      LEGG MASON, INC. AND SUBSIDIARIES
		    CONSOLIDATED STATEMENTS OF CASH FLOWS
				 (continued)
			    (Dollars in thousands)
				 (Unaudited)


						      Three months ended
							   June 30,

						     2003            2002

Cash Flows from Financing Activities
 Net increase in short-term borrowings              29,197         156,433
 Issuance of common stock                           16,322           8,089
 Repurchase of common stock                             --          (8,090)
 Dividends paid                                     (7,374)         (6,695)

Cash Provided by Financing Activities               38,145         149,737

Effect of Exchange Rate Changes on Cash              1,256             899
Net Increase (Decrease) in Cash and Cash
 Equivalents                                      (114,966)         11,634
Cash and Cash Equivalents at Beginning of Period   690,752         468,377

Cash and Cash Equivalents at End of Period        $575,786        $480,011




SUPPLEMENTARY DISCLOSURE:

Noncash activity:

The value of common stock issued in connection with a business acquisition was $3,262 for the quarter ended June 30, 2002. Of that amount, $1,783 was attributable to goodwill, $1,416 was attributable to intangible assets and $63 was attributable to tangible net assets.




	       See notes to consolidated financial statements.

		      LEGG MASON, INC. AND SUBSIDIARIES
		  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
		   (In thousands, except per share amounts)
				June 30, 2003
				 (Unaudited)

1. Interim Basis of Reporting

	The accompanying unaudited interim consolidated financial statements of Legg Mason, Inc. and its subsidiaries (collectively "Legg Mason") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The interim consolidated financial statements have been prepared using the interim basis of reporting and, as such, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The nature of Legg Mason's business is such that the results of any interim period are not necessarily indicative of the results for a full year.

	The information contained in the interim consolidated financial statements should be read in conjunction with Legg Mason's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. Where appropriate, prior year financial statements have been reclassified to conform to the current year's presentation. Unless otherwise noted, all per share amounts include both common shares of Legg Mason and shares issued in connection with the acquisition of Perigee Inc., which are exchangeable into common shares of Legg Mason on a one-for-one basis at any time.

	The preparation of interim consolidated financial statements requires management to make assumptions and estimates that affect the amounts reported in the interim consolidated financial statements and accompanying notes. Actual amounts could differ from those estimates and the differences could have a material impact on the interim consolidated financial statements.

2. Trading Assets, at Fair Value

	At June 30, 2003, Legg Mason had pledged securities owned of $294 as collateral to counterparties for securities loaned transactions, which can be sold or repledged by the counterparties.

3. Intangible Assets and Goodwill

	The following table reflects the components of intangible assets as of:


					June 30, 2003     March 31, 2003

Amortized Intangible Assets, Cost
  Asset management contracts                $ 352,500          $ 351,714
  Mortgage servicing contracts                 11,291             10,743

    Total                                   $ 363,791          $ 362,457

Amortized Intangible Assets,
 Accumulated Amortization
  Asset management contracts                $ (52,847)         $ (46,900)
  Mortgage servicing contracts                 (4,747)            (4,317)

    Total                                   $ (57,594)         $ (51,217)

Indefinite-Life Intangible Assets
  Fund management contracts                 $ 104,684          $ 104,468
  Trade name                                   54,700             54,700

    Total                                   $ 159,384          $ 159,168


	Estimated amortization expense for each of the next five fiscal years is as follows:

	   Fiscal year ended March 31:                  Amount

	   Remaining 2004                            $  17,578
	   2005                                         22,047
	   2006                                         21,754
	   2007                                         21,289
	   2008                                         19,623
	   2009                                         19,214


	The carrying value of goodwill of $460,205 at June 30, 2003 is primarily attributable to Legg Mason's asset management reporting segment. The increase in the carrying value of goodwill since March 31, 2003 primarily reflects approximately $3,235 from the impact of changes in foreign currency exchange rates, approximately $1,915 related to an increase in ownership interest in Barrett Associates, Inc. and approximately $543 related to a subsequent contingent payment in connection with the acquisition of the assets of an investment advisor which was not material to Legg Mason's financial statements.

4. Short-Term Borrowings

	At June 30, 2003, Legg Mason had an outstanding borrowing of $37,037 under a compensating balance arrangement. The proceeds of the borrowing were used to purchase short-term, highly liquid securities, which are pledged as collateral for the credit facility and are classified as cash equivalents on the June 30, 2003 Statement of Financial Condition. As the securities mature, the cash proceeds are used to pay down the outstanding balance of the credit facility or to purchase additional securities, which are then pledged as collateral for the borrowing. In addition, on June 30, 2003, Legg Mason borrowed $20,000, on an overnight basis, to facilitate customer transaction settlements.

	Legg Mason also had a security sold under agreement to repurchase of $1,638 at June 30, 2003, with an interest rate of 1.12%, that matured on July 1, 2003.

5. Commitments and Contingencies

	Legg Mason leases office facilities and equipment under non-cancelable operating leases and also has multi-year agreements for data processing and other services. These leases and service agreements expire on varying dates through 2018. Certain leases provide for renewal options and contain escalation clauses providing for increased rentals based upon maintenance, utility and tax increases.

	As of June 30, 2003, the minimum annual aggregate rentals are as follows:


	     Remaining 2004                        $   46,190
	     2005                                      54,220
	     2006                                      46,595
	     2007                                      41,133
	     2008                                      36,859
	     Thereafter                               102,024

	     Total                                 $  327,021

	Legg Mason has been the subject of customer complaints and has also been named as a defendant in various legal actions arising primarily from securities brokerage, asset management and investment banking activities, including certain class actions, which primarily allege violations of securities laws and seek unspecified damages, which could be substantial. Legg Mason has also been involved in governmental and self-regulatory agency investigations and proceedings. In accordance with SFAS No. 5, "Accounting for Contingencies," Legg Mason has established reserves for potential losses from pending complaints, legal actions, investigations and proceedings. While the ultimate resolution of these actions cannot be currently determined, in the opinion of management, after consultation with legal counsel, the actions are expected to be resolved with no material adverse effect on Legg Mason's financial condition. However, if during any period a potential adverse contingency should become probable or resolved, the results of operations in that period could be materially affected. In addition, the ultimate costs of litigation-related charges can vary significantly from period to period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits and recoveries from indemnification, contribution or insurance reimbursement.

6. Earnings Per Share

	Basic earnings per share ("EPS") is calculated by dividing net earnings by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of potential common shares.

	The following table presents the computations of basic and diluted EPS:



					    Three months ended June 30,

					      2003                2002

					 Basic    Diluted    Basic    Diluted

Weighted average common
 shares outstanding                      66,173   66,173     65,938   65,938
Potential common shares:
  Employee stock options                     --    3,345         --    2,576
  Shares related to
    deferred compensation                    --      607         --      540

Weighted average common and
  common equivalent shares
  outstanding                            66,173   70,125     65,938   69,054

Net earnings applicable
  to common stock                       $58,366  $58,366    $49,018  $49,018

Earnings per common share               $  0.88  $  0.83    $  0.74  $  0.71




	As discussed in Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2003, the zero-coupon contingent convertible senior notes contain conversion features which are triggered by certain events, including the sale price of Legg Mason's common stock reaching specified thresholds. If the closing sale price of Legg Mason's common stock for at least 20 trading days in any period of 30 consecutive trading days ending on the last trading day of a calendar quarter is more than a specified conversion price, then commencing on the first day of the following quarter, holders may convert their convertible notes into shares of common stock. For the quarters ended September 30 and December 31, 2003, the conversion prices are $72.70 and
$73.15, respectively.   At July 29, 2003, the closing sale price of Legg
Mason's common stock was $69.49. If the senior notes are converted into shares of common stock, approximately 4.4 million shares will be included in diluted earnings per share at the beginning of the quarter in which the conditions are met, and will reduce diluted earnings per share for the quarter by approximately $0.03.

7. Stock Based Compensation

	Legg Mason's stock-based compensation plans include stock options, stock purchase plans, restricted stock awards and deferred compensation and retention bonuses payable in stock. Legg Mason accounts for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended. In accordance with APB No. 25, compensation expense is not recognized for stock options that have no intrinsic value (the exercise price is not less than the market price) on the date of grant.

	The following table reflects pro forma results as if compensation expense associated with option grants and the stock purchase plan is recognized over the vesting period:


					    Three Months Ended,
						 June 30,

					   2003             2002

Net Earnings, as reported               $ 58,366         $ 49,018
Less: stock-based compensation,
  net of taxes                            (5,080)          (5,121)

Pro forma net earnings                  $ 53,286         $ 43,897

Earnings per share:
  As reported:
    Basic                               $   0.88         $   0.74
    Diluted                                 0.83             0.71

  Pro forma:
    Basic                               $   0.81         $   0.67
    Diluted                                 0.76             0.64




	The weighted average fair value of stock options granted in the three months ended June 30, 2003 and 2002 estimated using the Black-Scholes option-pricing model, was $20.76 and $20.82 per share, respectively.

	The following weighted average assumptions were used in the model for grants.


					    Three Months Ended
						 June 30,

					   2003            2002

Expected dividend yield                    0.82 %          0.82 %
Risk-free interest rate                    3.34 %          4.95 %
Expected volatility                       35.51 %         33.90 %
Expected lives (in years)                  6.51            6.62


8. Net Capital Requirements

	Legg Mason's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. The Rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of June 30, 2003, the broker-dealer subsidiaries had aggregate net capital, as defined, of $345,202, which exceeded required net capital by $322,342.

9. Recent Accounting Developments

	The Financial Accounting Standards Board ("FASB") has issued the following pronouncements since March 31, 2003.

	In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In addition, the statement clarifies when a contract is a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective prospectively for contracts entered into or modified, and hedging relationships designated, after June 30, 2003. Legg Mason does not expect adoption to materially impact the consolidated financial statements.

	In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are generally effective for financial instruments entered into or modified after May 31, 2003. Legg Mason must apply the provisions of SFAS No. 150 to all financial instruments at the beginning of its second quarter of fiscal 2004. Legg Mason does not expect adoption to materially impact the consolidated financial statements.

10. Business Segment Information

	Legg Mason currently operates through four business segments: Asset Management, Private Client, Capital Markets, and Other. The business segments are based upon factors such as the services provided and distribution channels utilized. Certain services that Legg Mason offers are provided to clients through more than one of its business segments. As such, the same revenue category may be reflected in multiple segments. Legg Mason allocates certain common income and expense items among its business segments based upon various methodologies and factors. These methodologies are by their nature subjective and are reviewed periodically by management. Business segment results in the future may reflect reallocations of revenues and expenses that result from changes in methodologies, but any reallocations will have no effect on Legg Mason's consolidated results of operations.

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

	The Private Client segment distributes a wide range of financial products through its branch distribution network, including equity and fixed income securities, proprietary and non-affiliated mutual funds and annuities. The primary sources of net revenues for Private Client are commissions and principal credits earned on equity and fixed income transactions in customer brokerage accounts, distribution fees earned from mutual funds, fees earned from fee-based brokerage and managed accounts and net interest from customers' margin loan and credit account balances. Sales credits associated with underwritten offerings initiated in the Capital Markets segment are reported in Private Client when sold through its branch distribution network.

	The Capital Markets segment consists of Legg Mason's equity and fixed income institutional sales and trading, corporate and public finance advisory and underwriting activities, as well as corporate structured financing activities. Fixed income institutional sales and trading include transactions in both corporate and municipal products. Although Legg Mason maintains securities in inventory primarily to facilitate customer transactions, Capital Markets also realizes trading profits and losses from trading activities. Sales credits associated with underwritten offerings are reported in Capital Markets when sold through institutional distribution channels. The results of this business segment also include realized and unrealized gains and losses on investments acquired in connection with merchant and investment banking activities.

	The Other segment consists principally of Legg Mason's real estate service and mortgage banking business and unallocated corporate revenues and expenses. See Note 11 of Notes to Consolidated Financial Statements for discussion of the subsequent sale of Legg Mason's commercial mortgage banking and mortgage servicing operations.

	Business segment financial results are as follows:


						   Three months ended
							June 30,

						  2003            2002

Net revenues:
  Asset Management                              $188,861        $163,187
  Private Client                                 158,744         156,152
  Capital Markets                                 68,275          66,240
  Other                                            7,459           6,845

    Total                                       $423,339        $392,424

Earnings (loss) before income
 tax provision:
  Asset Management                              $ 54,805        $ 46,296
  Private Client                                  28,355          21,486
  Capital Markets                                 12,263          13,273
  Other                                             (365)           (697)

    Total                                       $ 95,058        $ 80,358




	Legg Mason does not analyze asset information in all business segments.

	Legg Mason principally operates in the United States of America, the United Kingdom and Canada. Revenues and expenses for geographic purposes are generally allocated based on the location of the office providing the service.

	Results by geographic region are as follows:



						   Three months ended
							June 30,

						  2003            2002

Net revenues:
  United States                                 $401,196        $373,900
  United Kingdom                                  12,757           9,549
  Canada                                           6,637           6,687
  Other                                            2,749           2,288

    Total                                       $423,339        $392,424

Earnings (loss) before income tax
 provision:
  United States                                 $ 91,172        $ 78,116
  United Kingdom                                   1,056          (1,367)
  Canada                                           1,824           2,773
  Other                                            1,006             836

    Total                                       $ 95,058        $ 80,358




11. Subsequent Events

	In July 2003, Legg Mason entered into an agreement to sell assets comprising the commercial mortgage banking and mortgage servicing operations of its wholly owned subsidiary, Legg Mason Real Estate Services, Inc. ("LMRES"). LMRES will continue to operate its real estate investment advisory business. The sales price for the assets is $23,100, subject to potential pricing adjustments, including $16,200 in cash at closing and $6,900 in a non-interest bearing note due four years from closing. Based on the estimated present value of the sales price, Legg Mason expects to record a gain, net of transaction costs, of approximately $11.0 million ($6.6 million, net of tax). The completion of the sale, which is anticipated to occur in the September quarter, is subject to customary closing conditions.

	At June 30, 2003, the total assets and liabilities of LMRES that were sold were $52,092 and $38,580, respectively, and were primarily made up of mortgages held for sale, cash equivalents, intangible assets, short-term borrowings and accrued liabilities. The net revenues and pre-tax losses of the operations that were sold, which are included in the Other segment, were $5,942 and $354, respectively, for the quarter ended June 30, 2003, and $5,859 and $257, respectively, for the quarter ended June 30, 2002, after elimination of intercompany transactions.

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

Our profitability may vary significantly from period to period as a result of a variety of factors, including the amount of assets under management, the volume of trading in securities, the volatility and general level of securities prices and interest rates, the level of customer margin and credit account balances and the demand for investment banking services. Accordingly, sustained periods of unfavorable market conditions may adversely affect our profitability. For a further discussion of factors that may affect our results of operations, refer to Item 1 "Business Factors Affecting the Company and the Financial Services Industry" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

Terms such as "we," "us," "our," and "company" refer to Legg Mason.

Business Environment
The weak U.S. equity market conditions experienced in the prior two fiscal years improved during the first quarter of fiscal 2004, although uncertainty in the economic outlook remained. The Dow Jones Industrial Average, the Nasdaq Composite Index and the S&P 500 were up 12%, 21% and 15%, respectively. The fixed income markets continued to benefit during the quarter from declining interest rates and the volatility of the equity markets. During the quarter, the U.S. Federal Reserve lowered interest rates by 0.25% to 1.00%, the lowest level in 45 years.

Results of Operations
The results of operations for the June 30, 2003 quarter were very strong for Legg Mason as we set records in net revenues, net earnings and earnings per share. Compared to the quarter ended June 30, 2002, net revenues increased
8% to $423.3 million, primarily due to increased fees from asset management and institutional taxable fixed income activities. Net earnings increased
19% to $58.4 million. Diluted earnings per share were $0.83, an increase of 17% from $0.71. Assets under management increased 22% to $216.6 billion. Included in this increase is $1.2 billion resulting from a definitional change according to which we added certain assets of joint ventures that we had previously excluded. The pre-tax profit margin increased to 22.5% from 20.5%, primarily due to an increase in revenues and a lower effective incentive compensation payout rate. Compared to the quarter ended March 31, 2003, net revenues and net earnings increased 10% and 20%, respectively, and diluted earnings per share were up 17% from $0.71. Assets under management increased 13% from $192.2 billion.

Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

Net Revenues
Investment advisory and related fees, including distribution fees from investment funds, increased 9% to $241.8 million, primarily as a result of $18.8 million in combined growth from Western Asset Management Company and Western Asset Management Company Ltd. (combined, "Western Asset"), our primary fixed income manager and Private Capital Management, LP ("PCM"), our largest wealth manager. Investment advisory and related fees represented 57.1% of consolidated net revenues, up slightly from 56.7% in the prior year's quarter.

Securities brokerage revenues, including both commissions and principal transactions, increased 5% to $127.3 million primarily as a result of an increase in the volume of institutional taxable fixed income transactions. Investment banking revenues were $31.5 million, relatively unchanged from the prior year's quarter. Increases in retail selling concessions and public finance fees were offset by a decline in corporate advisory revenue and institutional selling concessions. Other revenues increased 32% to $17.0 million, primarily as a result of realized and unrealized gains on firm investments in the current quarter, along with unrealized losses in the prior year's quarter.

Despite a decrease of $5.1 million in both interest revenues and expenses due to lower interest rates, net interest profit increased 26% to $5.8 million, primarily as a result of an increase in revenues of $0.9 million due to higher firm investment balances. In addition, interest revenue and expense both declined $2.4 million due to the maturity of finance subsidiary investments and notes payable in the prior year. The current quarter's net interest profit margin increased to 26% from 16% and net interest profit accounted for 6% of consolidated pre-tax profits, unchanged from the prior year's quarter.

Non-Interest Expenses
Compensation and benefits increased 5% to $245.7 million, primarily due to increases in profitability-based incentive expense and increased salaries at Western Asset resulting from an increase in the number of full-time employees. However, compensation as a percentage of net revenues decreased to 58.0% from 59.8% in the prior year's quarter, which resulted from increased revenues and lower effective incentive compensation payout rates.

Communications and technology expense increased 2% to $23.0 million, primarily as a result of increased technology costs.

Occupancy increased 5% to $16.7 million, primarily due to expenses accrued related to the consolidation of certain office locations.

Amortization of intangible assets declined 5% to $6.0 million, primarily as a result of fully amortized asset management contracts.

Other expenses increased 14% to $36.8 million, primarily due to increases in third-party commissions on sales of offshore funds, professional fees and a contribution of $1.5 million to our charitable foundation trust.

The provision for income taxes increased 17% to $36.7 million, as a result of the increase in pre-tax earnings. The effective tax rate declined to 38.6% from 39.0% in the prior year's quarter due to a lower average effective foreign tax rate.

Results By Segment

Asset Management



					    Three months ended June 30,

(in millions)                               2003                  2002

Net revenues                              $ 188.9               $ 163.2
Non-interest expenses                       134.1                 116.9

Pre-tax earnings                          $  54.8               $  46.3

Profit margin                               29.0%                 28.4%



Net revenues in Asset Management increased 16% to $188.9 million and pre-tax earnings increased 18% to $54.8 million, principally as a result of increased investment advisory revenues, resulting from higher assets under management at Western Asset and PCM, which together accounted for $18.8 million of the increase in net revenues. In addition, higher commissions at PCM's brokerage operations and unrealized gains on firm investments also contributed to the increase in net revenues. Compensation as a percentage of net revenues was 47.5% in June 2003 and 47.7% in June 2002. The pre-tax profit margin increased to 29.0% from 28.4% in the prior year's quarter as a result of higher revenues generated at subsidiaries that retain a lower percentage of revenues under revenue-sharing agreements. Asset Management represented 44.6% of consolidated net revenues at June 2003, an increase from 41.6% in the prior year's quarter. Total assets under management were $216.6 billion as of June 30, 2003, an increase of $38.9 billion or 22% from June 30, 2002. As of June 30, 2003, approximately $139.6 billion or 64.5% of assets under management were in fixed income related products and approximately $77.0 billion or 35.5% were in equity related products. Our assets under management mix was as follows:
Institutional - $147.9 billion (68.3%); Mutual Funds - $44.9 billion (20.7%); and Wealth Management - $23.8 billion (11.0%). Net revenues by division within Asset Management for the quarter ended June 30, 2003 were as follows:
Institutional - $96.2 million; Mutual Funds - $55.2 million; and Wealth Management - $37.5 million.


Private Client



					    Three months ended June 30,

(in millions)                               2003                  2002

Net revenues                              $ 158.7               $ 156.2
Non-interest expenses                       130.3                 134.7

Pre-tax earnings                          $  28.4               $  21.5

Profit margin                               17.9%                 13.8%



Private Client net revenues increased slightly to $158.7 million from $156.2 million for the prior year's quarter, primarily as a result of an increase in corporate selling concessions, offset by a reduction in fee-based brokerage, managed accounts and distribution fees, and the impact of the prior year's sale of contracts in our bank brokerage network. Compensation as a percentage of net revenues declined to 58.2% in June 2003 from 59.9% in June 2002, primarily due to lower commission rates paid on company-sponsored mutual fund distribution fees and the elimination of bank brokerage commissions. The pre-tax profit margin increased to 17.9% from 13.8% in the prior year's quarter, as a result of higher revenues combined with reduced compensation expenses and the impact of continued cost savings. Private Client represented 37.5% of consolidated net revenues in June 2003, a decrease from 39.8% in the prior year's quarter.


Capital Markets



					    Three months ended June 30,

(in millions)                               2003                   2002

Net revenues                              $  68.3                $  66.2
Non-interest expenses                        56.0                   52.9

Pre-tax earnings                          $  12.3                $  13.3

Profit margin                               18.0%                  20.0%



Capital Markets net revenues of $68.3 million increased 3% from $66.2 million in the prior year's quarter. Higher institutional fixed income and equity transaction volume and an increase due to the prior year quarter's unrealized losses on warrants acquired in connection with private placements, were offset in part by declines in corporate banking activity, primarily new issue selling concessions and advisory fees. Compensation as a percentage of net revenues declined to 56.8% in June 2003 from 57.3% in June 2002 primarily as a result of lower effective incentive compensation arrangements on increased revenues. The pre-tax profit margin decreased to 18.0% from 20.0% in the prior year's quarter as a result of increased allocated support costs and higher technology costs. Capital Markets represented 16.1% of consolidated net revenues for the quarter ended June 30, 2003, a decrease from 16.9% in the prior year's quarter.


Other



					    Three months ended June 30,

(in millions)                               2003                   2002

Net revenues                              $   7.4                $   6.8
Non-interest expenses                         7.8                    7.5

Pre-tax earnings                          $  (0.4)               $  (0.7)

Profit margin                               (4.9)%                (10.2)%



Other consists principally of the results of our real estate service and mortgage banking business and unallocated corporate revenues and expenses. Net revenues and pretax earnings increased 9% to $7.4 million and 48% to $(0.4) million, respectively, from the corresponding prior year period, driven by fees earned from the acquisition of real estate for a managed portfolio and lower corporate overhead allocations.

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

Liquidity and Capital Resources
The primary objective of our capital structure and funding practices is to appropriately support Legg Mason's business strategies, as well as the regulatory capital requirements of certain of our subsidiaries, and to provide needed liquidity at all times. Liquidity and the access to liquidity are essential to the success of our ongoing operations. For a further discussion of our principal liquidity and capital resources policies, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

Except for the use of Legg Mason's short-term credit facilities described below and the increase in stockholders' equity from the results of operations for the quarter ended June 30, 2003, there has been no material change in our financial condition since March 31, 2003. Excess cash is typically invested primarily in institutional money market funds or securities purchased under agreements to resell.

During the quarter ended June 30, 2003, Legg Mason arranged a new three-year, committed, unsecured $100 million credit facility, which replaced a similar $100 million facility which expired in June. The facility has restrictive covenants that require Legg Mason, among other things, to maintain specified levels of net worth and debt-to-equity ratios. Legg Mason intends to use the facility for general corporate purposes that may include short-term funding needs.

At June 30, 2003, Legg Mason had an outstanding borrowing of $37.0 million under a compensating balance arrangement. The proceeds of the borrowing were used to purchase short-term, highly liquid securities which are pledged as collateral for the credit facility and are classified as cash equivalents on our June 30, 2003 Statement of Financial Condition. As the securities mature, the cash proceeds are used to pay-down the outstanding balance of the credit facility or to purchase additional securities, which are then pledged as collateral for the borrowing. In addition, on June 30, 2003, Legg Mason borrowed $20.0 million, on an overnight basis, to facilitate customer transaction settlements.

Legg Mason's assets consist primarily of cash and cash equivalents, collateralized short-term receivables, investment advisory fee receivables, securities owned and borrowed, intangible assets and goodwill. Our assets are principally funded by payables to customers, securities loaned, bank loans, long-term debt and equity.

At June 30, 2003, Legg Mason's total assets and stockholders' equity were $6.2 billion and $1.3 billion, respectively. During the three months ended June 30, 2003, cash and cash equivalents decreased $115.0 million. Cash flows from operating activities used approximately $181.1 million, primarily attributable to an increase in net customer receivables, the payment of accrued compensation costs and higher levels of firm net trading assets, offset in part by net earnings adjusted for depreciation and amortization. Cash flows from investing activities provided $26.7 million, which included a net decrease in securities purchased under agreements to resell, offset in part by payments for equipment and leasehold improvements and purchases of investment securities. Financing activities provided $38.1 million, as a result of an increase in short-term borrowings, net of repayments, as described above, and issuance of common stock resulting from stock option exercises. During the quarter ended June 30, 2003, we paid cash dividends of $7.4 million ($0.11 per share). On July 22, 2003, the Board of Directors approved a 36% increase in the quarterly dividend to $0.15 per share. There were no share repurchases during the quarter ended June 30, 2003.

In July 2003, we entered into an agreement to sell assets comprising the commercial mortgage banking and mortgage servicing operations of our wholly owned subsidiary, Legg Mason Real Estate Services, Inc. ("LMRES"). LMRES will continue to operate its real estate investment advisory business. The sales price for the assets was $23,100, subject to potential pricing adjustments, including $16,200 in cash at closing and $6,900 in a non-interest bearing note due four years from closing. The completion of the sale, which is anticipated to occur in the September quarter, is subject to customary closing conditions. The pre-tax earnings and cash flows from the operations of LMRES are not material to our consolidated operations. See Note 11 of Notes to Consolidated Financial Statements.

Under certain events, our zero-coupon contingent convertible senior notes can become convertible into shares of our common stock. See Note 6 of Notes to Consolidated Financial Statements for the potential negative impact on our earnings per share.

Our broker-dealer subsidiaries are subject to the requirements of the Securities and Exchange Commission's Uniform Net Capital Rule, which is designed to measure the general financial soundness and liquidity of broker-dealers. As of June 30, 2003, the broker-dealer subsidiaries had aggregate net capital of $345.2 million, which exceeded minimum net capital requirements by $322.3 million. The amount of the broker-dealers' net assets that may be distributed is subject to restrictions under applicable net capital rules.

Contractual Obligations and Contingent Payments
Legg Mason has contractual obligations to make future payments in connection with our short and long-term debt, non-cancelable lease agreements and a forward purchase agreement. In addition, we may be required to make contingent payments under business purchase agreements if certain future events occur.

The following table sets forth these contractual and contingent obligations by fiscal year:



			 Remaining                              There-
(In millions)              2004     2005   2006   2007   2008    after  Total

Contractual Obligations
Short-term borrowings by
 contract maturity         $ 58.7  $  --  $  --  $  --  $  --  $  --    $ 58.7
Long-term borrowings by
 contract maturity (a)        --      --   378.9    --     --   425.0    803.9
Coupon interest on long-
 term borrowings             35.2    35.2   31.9   28.7   28.7   14.3    174.0
Minimum rental commitments   46.2    54.2   46.6   41.1   36.9  102.0    327.0
Forward purchase
 agreement (b)                --      --     4.2    --     --     --       4.2

Total Contractual
 Obligations                140.1    89.4  461.6   69.8   65.6  541.3  1,367.8

Contingent Obligations:
Contingent payments related
to business acquisitions(c)   0.4   500.0    6.8  300.0     --     --    807.2

Total Contractual and
Contingent Obligations (d) $140.5  $589.4 $468.4 $369.8 $ 65.6 $541.3 $2,175.0



a) Included in the payments in 2006 is $278.9, reflecting amounts that may be due to holders of the zero coupon convertible senior notes, which represents the accreted value on the next possible date that the holders may require us to purchase the notes. Legg Mason has the option to pay the purchase price in cash or common stock or a combination of both.

b) See Note 1 of Notes to Consolidated Financial Statements, "Derivative Instruments," contained in Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

c) The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of business purchase agreements.

d) The table above does not include approximately $26.8 in capital commitments to investment partnerships in which Legg Mason is a limited partner. These obligations will be funded, as required, through the end of the commitment periods that range from fiscal 2004 to 2011. These capital commitments also include $1.3 of commitments to lend employees funds to invest in one of these partnerships.


Critical Accounting Policies
Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding the reported results of operations and the financial position of Legg Mason. Certain critical accounting policies require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements. Due to their nature, estimates involve judgment based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on our consolidated financial statements. During the quarter ended June 30, 2003, there were no material changes to the matters discussed under the heading "Critical Accounting
Policies" in Part II, Item 7 of Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

Forward-Looking Statements
Legg Mason has made in this report, and from time to time may otherwise make in its public filings, press releases and statements by Company management, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning Legg Mason's operations, economic performance and financial condition. The words or phrases "can be", "may be", "expects", "may affect", "may depend", "believes", "estimate", "project" and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and Legg Mason cautions readers that any forward-looking information provided by or on behalf of Legg Mason is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond Legg Mason's control, including those discussed elsewhere herein, in Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2003 under the heading "Business-Factors Affecting the Company and the Financial Services Industry," and in Legg Mason's other public filings, press releases and statements by Company management. Due to such risks, uncertainties and other factors, Legg Mason cautions each person receiving such forward-looking information not to place undue reliance on such statements. All such forward-looking statements are current only as of the date on which such statements were made. Legg Mason does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Recent Accounting Developments
The Financial Accounting Standards Board ("FASB") has issued the following pronouncements since March 31, 2003.

In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In addition, the statement clarifies when a contract is a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective prospectively for contracts entered into or modified, and hedging relationships designated, after June 30, 2003. Legg Mason does not expect adoption to materially impact the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are generally effective for financial instruments entered into or modified after May 31, 2003. Legg Mason must apply the provisions of SFAS No. 150 to all financial instruments at the beginning of our second quarter of fiscal 2004. Legg Mason does not expect adoption to materially impact the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the quarter ended June 30, 2003, there were no material changes to the information contained in Part II, Item 7A of Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.


Item 4. Controls and Procedures

As of June 30, 2003, Legg Mason's management, including the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Principal Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and the Principal Financial Officer, of material information about Legg Mason required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There have been no changes in Legg Mason's internal control over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.

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

	   12 Computation of consolidated ratios of earnings to fixed charges

	   31.1    Certification of Chief Executive Officer

	   31.2    Certification of Principal Financial Officer

	   32.1    Certification of Chief Executive Officer

	   32.2    Certification of Principal Financial Officer


      (b)  A report on Form 8-K was filed on May 6, 2003 reporting under
	   Item 12. This report contained consolidated statements of earnings for the quarters and fiscal years ended March 31, 2003 and 2002.

				 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				       LEGG MASON, INC.
				       (Registrant)




DATE:  August 7, 2003                  /s/Raymond A. Mason
				       Raymond A. Mason
				       Chairman, President and
				       Chief Executive Officer





DATE:  August 7, 2003                  /s/Charles J. Daley, Jr.
				       Charles J. Daley, Jr.
				       Senior Vice President and
				       Treasurer

			      INDEX TO EXHIBITS



	3.1   Articles of Incorporation of Legg Mason, as amended
	      (incorporated by reference to Form 10-Q for the quarter ended September 30, 2000)

	3.2 By-laws of Legg Mason as amended and restated April 25, 1988 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended March 31, 1988)

	12 Computation of consolidated ratios of earnings to fixed charges

	31.1  Certification of Chief Executive Officer

	31.2  Certification of Principal Financial Officer

	32.1  Certification of Chief Executive Officer

	32.2  Certification of Principal Financial Officer