Form 10-Q
period 2003-09-30
LEGG MASON INC
filed 2003-11-14
CIK 704051

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 1-8529

LEGG MASON, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	No. 52-1200960

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Light Street - Baltimore, MD	21202

(Address of principal executive offices)	(Zip Code)

(410) 539-0000

(Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

66,200,845 shares of common stock and 2,072,451 exchangeable shares as of the close of business on November 6, 2003. The exchangeable shares, which were issued by Legg Mason Canada Holdings in connection with the acquisition of Perigee Inc., are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting and other rights equivalent to common stock.

PART I.    FINANCIAL INFORMATION
Item 1.      Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three months		Six months
	ended September 30,		ended September 30,
	2003	2002	2003	2002

Revenues
Investment advisory and related fees	$ 281,812	$ 203,133	$ 523,637	$ 425,481
Commissions	83,719	79,138	168,025	163,966
Principal transactions	41,407	41,188	84,353	77,423
Investment banking	39,220	28,075	70,687	59,610
Interest	20,027	29,708	41,861	58,587
Other	6,536	8,889	18,055	16,219

Total revenues	472,721	390,131	906,618	801,286
Interest expense	14,992	23,816	31,547	48,442

Net revenues	457,729	366,315	875,071	752,844

Non-Interest Expenses
Compensation and benefits	259,036	212,906	500,745	443,882
Communications and technology	21,923	22,418	44,567	44,765
Occupancy	16,402	16,502	32,490	31,835
Amortization of intangible assets	5,296	5,824	10,858	11,749
Litigation award charge	17,500	-	17,500	-
Other	40,938	35,573	76,953	67,047

Total non-interest expenses	361,095	293,223	683,113	599,278

Earnings from Continuing Operations
before Income Tax Provision	96,634	73,092	191,958	153,566
Income tax provision	37,260	27,246	74,108	58,724

Net Earnings from Continuing Operations	59,374	45,846	117,850	94,842
Discontinued operations, net of taxes	785	(475)	675	(453)
Gain on sale of discontinued operations, net of taxes	6,481	-	6,481	-

Net Earnings	$ 66,640	$ 45,371	$ 125,006	$ 94,389

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(continued)
(In thousands, except per share amounts)
(Unaudited)

	Three months		Six months
	ended September 30,		ended September 30,
	2003	2002	2003	2002

Earnings per Common Share
Basic:
Continuing operations	$ 0.89	$ 0.70	$ 1.77	$ 1.44
Discontinued operations	0.01	(0.01)	0.01	(0.01)
Gain on sale of discontinued operations	0.10	-	0.10	-

	$ 1.00	$ 0.69	$ 1.88	$ 1.43

Diluted:
Continuing operations	$ 0.83	$ 0.67	$ 1.66	$ 1.38
Discontinued operations	0.01	(0.01)	0.01	(0.01)
Gain on sale of discontinued operations	0.09	-	0.09	-

	$ 0.93	$ 0.66	$ 1.76	$ 1.37

Weighted Average Number of Common Shares
Outstanding
Basic	66,747	66,020	66,461	66,008
Diluted	71,584	68,446	70,914	68,785

Dividends Declared per Common Share	$ 0.15	$ 0.11	$ 0.26	$ 0.21

Book Value per Common Share, at end of period	$ 20.52	$ 17.40	$ 20.52	$ 17.40

See notes to consolidated financial statements.

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

	September 30, 2003	March 31, 2003
	(Unaudited)

Assets
Cash and cash equivalents	$ 499,515	$ 690,752
Cash and securities segregated for regulatory purposes or
deposited with clearing organizations	2,736,047	2,583,437
Securities purchased under agreements to resell	-	35,000
Receivables:
Customers	1,042,561	933,970
Investment advisory and related fees	156,227	121,209
Brokers and dealers	43,956	62,488
Others	54,311	36,854
Securities borrowed	388,836	255,230
Trading assets, at fair value	414,646	163,462
Investment securities, at fair value	36,379	42,519
Equipment and leasehold improvements, net	69,550	69,814
Intangible assets, net	453,589	470,408
Goodwill	459,273	454,512
Other	156,312	147,795

Total Assets	$ 6,511,202	$ 6,067,450

Liabilities and Stockholders' Equity
Liabilities
Payables:
Customers	$ 3,388,893	$ 3,246,285
Brokers and dealers	74,433	75,017
Securities loaned	279,206	219,954
Short-term borrowings	-	29,478
Trading liabilities, at fair value	130,247	59,583
Accrued compensation	219,998	235,971
Other	232,587	166,452
Long-term debt	790,471	786,753

Total Liabilities	5,115,835	4,819,493

Commitments and Contingencies (Note 6)
Stockholders' Equity
Common stock	6,588	6,483
Shares exchangeable into common stock	7,959	8,736
Additional paid-in capital	387,638	357,622
Deferred compensation and officer note receivable	(30,674)	(34,578)
Employee stock trust	(113,683)	(109,803)
Deferred compensation employee stock trust	113,683	109,803
Retained earnings	1,021,049	913,670
Accumulated other comprehensive income (loss), net	2,807	(3,976)

Total Stockholders' Equity	1,395,367	1,247,957

Total Liabilities and Stockholders' Equity	$ 6,511,202	$ 6,067,450

See notes to consolidated financial statements.

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2003	2002	2003	2002

Net Earnings	$ 66,640	$ 45,371	$ 125,006	$ 94,389
Other comprehensive income (loss):
Foreign currency translation adjustment	427	184	5,460	5,191

Unrealized gains (losses) on investment securities:
Unrealized holding losses arising during the period	(100)	(136)	(195)	(427)
Reclassification adjustment for (gains) losses
included in net income	(6)	90	(88)	90

Net unrealized losses on investment securities	(106)	(46)	(283)	(337)

Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during the period	743	686	743	(2,726)
Reclassification adjustments for losses realized
in net income	1,672	-	1,672	-

Net unrealized gain (losses)	2,415	686	2,415	(2,726)

Deferred income taxes	(877)	(275)	(809)	1,052

Total other comprehensive income	1,859	549	6,783	3,180

Comprehensive Income	$ 68,499	$ 45,920	$ 131,789	$ 97,569

See notes to consolidated financial statements.

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended
	September 30,
	2003	2002

Cash Flows from Operating Activities
Net earnings	$ 125,006	$ 94,389
Non-cash items included in earnings:
Depreciation and amortization	25,579	27,597
Accretion and amortization of securities discounts and premiums, net	3,743	3,828
Originated mortgage servicing rights	(919)	(758)
Deferred compensation	8,020	4,951
Unrealized (gains) losses on firm investments	(318)	2,482
Other	1,540	913
Deferred income taxes	(5,020)	7,402
Gain on sale of assets	-	(1,331)
Gain on sale of discontinued operations	(10,861)	-
Sales (purchases) of trading investments, net	5,212	(144)
Decrease (increase) in assets excluding acquisitions:
Cash and securities segregated for regulatory purposes
or deposited with clearing organizations	(152,610)	(77,769)
Receivables from customers	(108,591)	56,000
Receivables for investment advisory and related fees	(34,485)	7,213
Receivables from brokers and dealers and other	(42,363)	38,998
Securities borrowed	(133,606)	85,418
Trading assets	(251,184)	(28,675)
Other	(2,937)	(5,819)
Increase (decrease) in liabilities excluding acquisitions:
Payable to customers	142,608	(15,101)
Payable to brokers and dealers	(584)	2,520
Securities loaned	59,252	(81,160)
Trading liabilities	70,350	(1,360)
Accrued compensation	(16,324)	(50,121)
Other	68,026	(6,534)

Cash Provided by (Used for) Operating Activities	(250,466)	62,939

Cash Flows from Investing Activities
Payments for:
Equipment and leasehold improvements	(13,787)	(16,011)
Acquisitions, net of cash acquired	(2,701)	(3,115)
Proceeds from sale of assets	63,530	1,451
Net decrease (increase) in securities purchased under agreements to resell	35,000	(63,000)
Purchases of investment securities	(9,332)	(8,165)
Proceeds from sales and maturities of investment securities	10,045	24,288

Cash Provided by (Used for) Investing Activities	82,755	(64,552)

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(Dollars in thousands)
(Unaudited)

	Six months ended
	September 30,
	2003	2002

Cash Flows from Financing Activities
Net increase (decrease) in short-term borrowings	(29,478)	114,987
Issuance of common stock	41,117	13,327
Repurchase of common stock	(21,730)	(22,291)
Dividends paid	(14,797)	(13,422)

Cash Provided by (Used for) Financing Activities	(24,888)	92,601

Effect of Exchange Rate Changes on Cash	1,362	524
Net Increase (Decrease) in Cash and Cash Equivalents	(191,237)	91,512
Cash and Cash Equivalents at Beginning of Period	690,752	468,377

Cash and Cash Equivalents at End of Period	$ 499,515	$ 559,889

SUPPLEMENTARY DISCLOSURE:

Noncash activity:

The value of common stock issued in connection with a business acquisition was $3,262 for the six months ended September 30, 2002. Of that amount, $1,783 was attributable to goodwill, $1,416 was attributable to intangible assets and $63 was attributable to tangible net assets. Additionally, in connection with the sale of the mortgage banking and servicing business of Legg Mason Real Estate Services, Legg Mason received a $6,900 non-interest bearing note due September 30, 2007, with a net present value of $5,100.

See notes to consolidated financial statements.

LEGG MASON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
September 30, 2003
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

          The information contained in the interim consolidated financial statements should be read in conjunction with Legg Mason's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. Where appropriate, the prior year's financial statements have been reclassified to conform to the current year's presentation. Unless otherwise noted, all per share amounts include both common shares of Legg Mason and shares issued in connection with the acquisition of Perigee Inc., which are exchangeable into common shares of Legg Mason on a one-for-one basis at any time.

          The preparation of interim consolidated financial statements requires management to make assumptions and estimates that affect the amounts reported in the interim consolidated financial statements and accompanying notes. Actual amounts could differ from those estimates and the differences could have a material impact on the interim consolidated financial statements.

2. Significant Accounting Policies

Special Purpose Entities

          In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation Number ("FIN") 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51." FIN 46 requires that all special purpose entities be designated as either voting interest or variable interest entities ("VIE"), with VIEs subject to consolidation if the consolidating entity is deemed to be the primary beneficiary. The primary beneficiary is the entity that will absorb a majority of the VIE's expected losses, or if there is no such entity, the entity that will receive a majority of the VIE's expected residual returns. The implementation of FIN 46 was required for periods beginning after June 15, 2003; however, on October 9, 2003, the FASB deferred the effective date for interests in VIEs that were created before February 1, 2003 until the end of the first interim period ending after December 15, 2003.

          Legg Mason, through one of its asset management subsidiaries, is the collateral manager of five Collateralized Debt Obligation entities ("CDOs"). CDOs are pooled investment vehicles in which equity and debt investors earn a return based on the performance of the underlying assets purchased with the invested capital. The debt is divided into different tranches or classes with varying credit ratings and coupon rates, which allows investors to gain exposure to a diversified pool of assets at their desired risk/return levels. The cash flow generated from the pool of assets is used to pay administrative expenses and service the issued debt; any excess cash flow is paid to the equity holders.

          Legg Mason had entered into a forward purchase contract as a cash flow hedge to purchase a $4,200 equity interest in one of the CDOs. During the quarter ended September 30, 2003, Legg Mason sold the forward purchase contract to a third party and recognized a pre-tax loss on the sale of $1,672 ($1,000 net of tax).

          Legg Mason became involved with one of the CDOs in September 2003, to which the provisions of FIN 46 have been applied. This CDO acquired a $500,000 portfolio of investment grade asset-backed securities and issued approximately $480,000 of debt. Legg Mason does not have the right to use the assets of the CDO, and the liabilities of the CDO are without recourse to Legg Mason. For its services as collateral manager, Legg Mason is entitled to receive senior management fees, which are not material to Legg Mason' results of operations. Legg Mason may be removed as collateral manager under certain conditions. Legg Mason did not sell or transfer assets to the CDO and does not have an equity interest in the CDO.

          Because Legg Mason does not have an equity interest in the CDO, it is not expected to have a significant amount of the expected losses of the entity. Legg Mason's maximum exposure to loss is the amount of earned but uncollected management fees, which are not material at September 30, 2003. Currently, Legg Mason does not believe that anyone will absorb a majority of expected losses. To calculate expected residual returns, Legg Mason used a discounted cash flow model, similar to that used by rating agencies, which incorporates a variety of assumptions regarding the underlying collateral of the portfolio. These assumptions reflect analysis of debt ratings and prices of the underlying collateral, probability of default, default timing and subsequent recovery, and an appropriate discount rate. Legg Mason is required to include the gross amount of the fees it earns for providing collateral management services, in addition to the variability of those fees, when calculating its portion of expected residual return (as compared to only the variability in expected returns for the investors). Based upon the modeling that was performed, Legg Mason has determined that it is not the primary beneficiary, and accordingly, did not consolidate this CDO.

          Because the other four CDOs were created prior to February 1, 2003, Legg Mason has deferred the implementation of FIN 46 until December 31, 2003, as permitted by FASB Staff Position No. FIN 46-6. However, based upon the modeling that has been performed, Legg Mason has determined that it is not the primary beneficiary for any of the CDOs, and accordingly, does not expect to consolidate those entities at December 31, 2003.

          In addition, in the normal course of Legg Mason's business activities, Legg Mason, through its subsidiaries, becomes the general partner, and in some cases, a limited partner, in investment partnerships and the investment manager and/or managing member in limited liability companies. Legg Mason is in the process of assessing the impact of FIN 46 on these entities.

Stock Based Compensation

          Legg Mason's stock-based compensation plans include stock options, employee stock purchase plans, restricted stock awards and deferred compensation and retention bonuses payable in stock. Prior to April 1, 2003, Legg Mason accounted for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended. In accordance with APB No. 25, compensation expense is not recognized for stock options that have no intrinsic value (the exercise price is not less than the market price) on the date of grant.

          During the quarter ended September 30, 2003, Legg Mason adopted the fair value method of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," prospectively for all stock options granted and stock purchase plan transactions after April 1, 2003, using the Black-Scholes option pricing model. Under the prospective method allowed under SFAS No. 148, compensation expense is recognized based on the fair value of new stock options granted after April 1, 2003 over the applicable vesting period. No compensation expense is recognized for stock options granted prior to April 1, 2003. Therefore, the expense related to stock-based employee compensation included in the determination of net income for September 30, 2003 is less than that which would have been recognized if the fair value method had been applied to all awards.

          The following table reflects pro forma results as if compensation expense associated with all option grants (regardless of grant date) and the stock purchase plan were recognized over the vesting period:

	Three months ended		Six months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net Earnings, as reported	$ 66,640	$ 45,371	$ 125,006	$ 94,389
Add: stock-based compensation included
in reported net earnings, net of taxes	1,984	309	2,428	740
Less: stock-based compensation determined
under fair value based method, net of taxes	(6,121)	(6,506)	(11,479)	(11,908)

Pro forma net earnings	$ 62,503	$ 39,174	$ 115,955	$ 83,221

Earnings per share:
As reported:
Basic	$ 1.00	$ 0.69	$ 1.88	$ 1.43
Diluted	0.93	0.66	1.76	1.37
Pro forma:
Basic	$ 0.94	$ 0.59	$ 1.74	$ 1.26
Diluted	0.87	0.57	1.64	1.21

             The fair value of each option grant of $29.69 and $15.84 per share for the six months ended September 30, 2003 and 2002, respectively, included in the pro forma net income shown above is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the six months ended September 30, 2003 and 2002:

	Six Months Ended,
		September 30,
	2003		2002

Expected dividend yield	0.82%		0.81%
Risk-free interest rate	3.43%		4.10%
Expected volatility	41.40%		34.30%
Expected lives (in years)	6.52		6.65

3. Trading Assets, at Fair Value

             At September 30, 2003, Legg Mason had pledged securities owned of $764 as collateral to counterparties for securities loaned transactions, which can be sold or repledged by the counterparties.

4. Intangible Assets and Goodwill

             The following table reflects the components of intangible assets as of:

	September 30, 2003	March 31, 2003

Amortized Intangible Assets, Cost
Asset management contracts	$ 350,394	$ 351,714
Mortgage servicing contracts	-	10,743

Total	$ 350,394	$ 362,457

Amortized Intangible Assets,
Accumulated Amortization
Asset management contracts	$ (56,216)	$ (46,900)
Mortgage servicing contracts	-	(4,317)

Total	$ (56,216)	$ (51,217)

Indefinite-Life Intangible Assets
Fund management contracts	$ 104,711	$ 104,468
Trade name	54,700	54,700

Total	$ 159,411	$ 159,168

             Included in other expenses on the Consolidated Statements of Earnings are impairment charges of $188 and $687 for the six months ended September 30, 2003 and 2002, respectively, related to Legg Mason's Asset Management reporting segment. These charges represent the unamortized balance of acquired asset management contracts that were terminated.

             Estimated amortization expense for each of the next five fiscal years is as follows:

Fiscal year ended March 31:	Amount

Remaining 2004	$ 10,815
2005	21,553
2006	21,396
2007	21,053
2008	19,466
2009	19,122

          The carrying value of goodwill of $459,273 at September 30, 2003 is primarily attributable to Legg Mason's Asset Management reporting segment. The increase in the carrying value of goodwill since March 31, 2003 primarily reflects approximately $3,579 from the impact of changes in foreign currency exchange rates, approximately $1,914 related to the purchase of an increased ownership interest in Barrett Associates, Inc. and approximately $543 related to a contingent payment for a prior acquisition, partially offset by a decrease of approximately $1,275 related to the sale of the mortgage banking and servicing business of Legg Mason Real Estate Services, Inc. ("LMRES"). See Note 11 for information regarding the sale.

5. Short-Term Borrowings

          During the six months ended September 30, 2003, Legg Mason renewed the committed, unsecured revolving credit facility of $100,000 for three years. In connection with the sale of the mortgage banking and servicing business of LMRES as discussed in Note 11, the committed, secured compensating balance line of credit and the secured warehouse line of credit utilized by LMRES were terminated.

6. Commitments and Contingencies

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

          As of September 30, 2003, the minimum annual aggregate rentals are as follows:

Remaining 2004	$ 33,824
2005	65,734
2006	54,394
2007	46,930
2008	42,428
Thereafter	113,314

Total	$ 356,624

          Legg Mason has been the subject of customer complaints and has also been named as a defendant in various legal actions arising primarily from securities brokerage, asset management and investment banking activities, including certain class actions, which primarily allege violations of securities laws and seek unspecified damages, which could be substantial. Legg Mason has also been involved in governmental and self-regulatory agency inquiries, investigations and proceedings. In accordance with

SFAS No. 5, "Accounting for Contingencies," Legg Mason has established reserves for potential losses from pending complaints, legal actions, investigations and proceedings. While the ultimate resolution of these actions cannot be currently determined, in the opinion of management, after consultation with legal counsel, the actions are expected to be resolved with no material adverse effect on Legg Mason's financial condition. However, if during any period a potential adverse contingency should become probable or resolved, the results of operations in that period could be materially affected. On October 3, 2003, a federal district court jury rendered an approximately $20,000 verdict against Legg Mason in a civil copyright lawsuit. As a result of the verdict, Legg Mason recorded a $17,500 pre-tax charge in the quarter ended September 30, 2003. On October 21, 2003, Legg Mason filed a motion for New Trial and Judgment as a Matter of Law and is awaiting the trial judge's action on that motion.

          In addition, the ultimate costs of litigation and regulatory matters can vary significantly from period to period, depending on factors such as market conditions, the size and volume of customer complaints and claims (including class action suits), the frequency and scope of regulatory investigations and proceedings and recoveries from indemnification, contribution or insurance reimbursement.

          Like numerous other firms, starting in September 2003, Legg Mason received a subpoena from the New York Attorney General's office and inquiries from the Securities and Exchange Commission (the "SEC") relating to their investigations of possible late trading, market timing and selective disclosure of portfolio holdings in connection with mutual funds. Legg Mason has responded to the subpoena and the inquiries, is cooperating with an examination by the SEC, and has been conducting its own internal review. Based on the progress of the inquiries and examination to date, Legg Mason is not currently able to determine the eventual outcome of the regulatory inquiries and examination, or to predict what effect, if any, these matters will have on its business, results of operations or assets under management.

          On November 4, 2003, Legg Mason Wood Walker, Incorporated ("LMWW") was informed by representatives of the enforcement divisions of the SEC and the National Association of Securities Dealers that they intend to seek authority to initiate disciplinary proceedings against LMWW for its failure to provide clients the benefit of breakpoint discounts in connection with client purchases of non-proprietary mutual fund Class A shares. The regulators have proposed a settlement consisting of a censure, cease and desist order and fine of approximately $2,300 and a requirement that LMWW: (a) conduct a comprehensive review of all purchases of non-proprietary mutual fund Class A shares since January 1, 2001 to determine whether clients were provided applicable breakpoint discounts and (b) reimburse any clients who did not receive applicable breakpoint discounts. Legg Mason is considering the proposed settlement, but does not expect that any reimbursements to clients will be material to Legg Mason's results of operations.

7. Earnings Per Share

          Basic earnings per share ("EPS") is calculated by dividing net earnings by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of potential common shares.

             The following tables present the computations of basic and diluted EPS:

	Three months ended September 30,
	2003		2002
	Basic	Diluted	Basic	Diluted

Weighted average common shares outstanding	66,747	66,747	66,020	66,020
Potential common shares:
Employee stock options	-	4,134	-	1,962
Shares related to deferred compensation	-	703	-	464

Weighted average common and common equivalent shares outstanding	66,747	71,584	66,020	68,446

Net earnings applicable to common stock	$ 66,640	$ 66,640	$ 45,371	$ 45,371

Earnings per common share:
Continuing operations	$ 0.89	$ 0.83	$ 0.70	$ 0.67
Discontinued operations	0.01	0.01	(0.01)	(0.01)
Gain on sale of discontinued operations	0.10	0.09	-	-

	$ 1.00	$ 0.93	$ 0.69	$ 0.66

	Six months ended September 30,
	2003		2002
	Basic	Diluted	Basic	Diluted

Weighted average common shares outstanding	66,461	66,461	66,008	66,008
Potential common shares:
Employee stock options	-	3,789	-	2,263
Shares related to deferred compensation	-	664	-	514

Weighted average common and common equivalent shares outstanding	66,461	70,914	66,008	68,785

Net earnings applicable to common stock	$ 125,006	$ 125,006	$ 94,389	$ 94,389

Earnings per common share:
Continuing operations	$ 1.77	$ 1.66	$ 1.44	$ 1.38
Discontinued operations	0.01	0.01	(0.01)	(0.01)
Gain on sale of discontinued operations	0.10	0.09	-	-

	$ 1.88	$ 1.76	$ 1.43	$ 1.37

          Included in Long-term debt are $568,000 face value zero-coupon contingent convertible senior notes which contain conversion features which are triggered by certain events, including the sale price of Legg Mason's common stock reaching specified thresholds. If the closing sale price of Legg Mason's common stock for at least 20 trading days in any period of 30 consecutive trading days ending on the last trading day of a calendar quarter is more than a specified conversion price, then commencing on the first day of the following quarter, holders may convert their convertible notes into shares of common stock. This threshold was not met for the quarter ended September 30, 2003. For the quarters ended December 31, 2003 and March 31, 2004, the conversion prices are $73.15 and $73.60, respectively. At November 4, 2003, the closing sale price of Legg Mason's common stock was $84.20. If the senior notes become convertible into shares of common stock, approximately 4.4 million shares will be included in diluted earnings per share at the beginning of the quarter in which the conditions are met, and if they would have become convertible in the September 2003 quarter, would have reduced diluted earnings per share for that quarter by approximately $0.04.

8. Net Capital Requirements

          Legg Mason's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. The Rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of September 30, 2003, the broker-dealer subsidiaries had aggregate net capital, as defined, of $350,338 which exceeded required net capital by $326,986.

9. Recent Accounting Developments

          The Financial Accounting Standards Board ("FASB") has issued the following pronouncements since March 31, 2003.

          In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In addition, the statement clarifies when a contract is a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective prospectively for contracts entered into or modified, and hedging relationships designated, after June 30, 2003. Adoption of SFAS No. 149 did not materially impact Legg Mason's consolidated financial statements.

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are generally effective for financial instruments entered into or modified after May 31, 2003. Legg Mason applied the provisions of SFAS No. 150 to all such financial instruments at the beginning of its second quarter of fiscal 2004. Adoption of SFAS No. 150 did not materially impact Legg Mason's consolidated financial statements.

          Additionally, on October 9, 2003, the FASB issued FIN No. 46-6, which addresses the deferral of FIN 46. See Note 2 under Special Purpose Entities for a further discussion of the effects of FIN 46-6.

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

          The Other segment previously included the results of the mortgage banking and servicing operation of LMRES, which was sold during the quarter ended September 30, 2003. Consolidated results have been restated to reflect the results of the sold business as discontinued operations. This segment now includes only unallocated corporate revenues and expenses, including gains and losses on certain firm investments, and for the quarter ended September 30, 2003, the litigation award charge described in Note 6.

          Business segment financial results are as follows:

	Three Months Ended,		Six Months Ended,
	September 30,		September 30,

	2003	2002	2003	2002

Net Revenues:
Asset Management	$ 221,340	$ 151,791	$ 410,202	$ 314,978
Private Client	164,973	145,295	323,717	301,447
Capital Markets	72,748	69,161	142,488	136,298
Other	(1,332)	68	(1,336)	121

Total	$ 457,729	$ 366,315	$ 875,071	$ 752,844

Earnings (loss) from continuing operations
before income tax provision:
Asset Management	$ 70,516	$ 40,535	$ 125,321	$ 86,831
Private Client	32,232	18,317	60,383	39,803
Capital Markets	12,720	14,262	25,304	27,006
Other	(18,834)	(22)	(19,050)	(74)

Total	$ 96,634	$ 73,092	$ 191,958	$ 153,566

          Legg Mason does not analyze asset information in all business segments.

          Legg Mason principally operates in the United States of America, the United Kingdom and Canada. Revenues and expenses for geographic purposes are allocated based on the location of the office providing the service.

          Results by geographic region are as follows:

	Three Months Ended,		Six Months Ended,
	September 30,		September 30,

	2003	2002	2003	2002

Net Revenues:
United States	$ 432,815	$ 349,512	$ 828,014	$ 717,518
United Kingdom	15,489	8,373	28,246	17,922
Canada	6,627	5,938	13,264	12,625
Other	2,798	2,492	5,547	4,779

Total	$ 457,729	$ 366,315	$ 875,071	$ 752,844

Earnings (loss) from continuing operations
before income tax provision:
United States	$ 94,161	$ 72,648	$ 185,599	$ 150,881
United Kingdom	1,907	(862)	2,964	(2,230)
Canada	315	1,196	2,140	3,969
Other	251	110	1,255	946

Total	$ 96,634	$ 73,092	$ 191,958	$ 153,566

11. Discontinued Operations

          On September 30, 2003, Legg Mason sold certain assets and liabilities comprising the commercial mortgage banking and mortgage servicing operations of its wholly owned subsidiary, LMRES. LMRES will continue to operate its real estate investment group, which is now included in the Capital Markets segment. The sales price for the net assets was approximately $68,630, including $63,530 in cash at closing (which included $40,900 which was used for the repayment of the outstanding balance on the secured warehouse line of credit) and $6,900 in a non-interest bearing note due four years from closing, which was discounted by Legg Mason at 8%. Legg Mason recorded a gain, net of transaction costs, of $10,861 ($6,481, net of tax). This gain is reflected as Gain on Sale of Discontinued Operations on the Consolidated Statement of Earnings for the quarter ended September 30, 2003. The sale of certain assets of LMRES was a result of Legg Mason's long term strategic objective to focus on Legg Mason's core businesses. Results of prior periods have been restated to reflect the results of the sold business as discontinued operations. The net assets, pre-tax earnings and cash flows from the operations of LMRES that were sold were not material to Legg Mason's consolidated operations. In connection with the transaction, the investments securing the committed, secured compensating balance line of credit were liquidated and the line was re-paid. Both the secured warehouse line of credit and the committed, secured compensating balance line of credit were terminated.

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

Our profitability may vary significantly from period to period as a result of a variety of factors, including the amount of assets under management, the volume of trading in securities, the volatility and general level of securities prices and interest rates, the level of customer margin and credit account balances and the demand for investment banking services. Accordingly, sustained periods of unfavorable market conditions may adversely affect our profitability. For a further discussion of factors that may affect our results of operations, refer to Item 1 - "Business - Factors Affecting the Company and the Financial Services Industry" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

Terms such as "we," "us," "our," and "company" refer to Legg Mason.

Business Environment
The U.S. equity market conditions continued to improve during the first two quarters of fiscal 2004. The Dow Jones Industrial Average, the Nasdaq Composite Index and the S&P 500 were up 12%, 21% and 15%, respectively, for the quarter ended June 30, 2003 and up 3%, 10% and 2%, respectively, for the three months ended September 30, 2003. The fixed income markets experienced selling pressure due to the market's perception that the Federal Reserve is less concerned about deflationary pressures. Anticipation by the markets for lower interest rates diminished. During the quarter, the U.S. Federal Reserve held interest rates steady at 1.00%, the lowest level in 45 years.

Regulatory investigations into mutual fund trading practices within the financial services industry have uncovered instances of conflicts of interest and insufficient internal controls related to mutual funds and have resulted in a negative public perception of the mutual fund industry and a strict regulatory environment. Like numerous other firms, starting in September 2003, we received a subpoena from the New York Attorney General's office and inquiries from the Securities and Exchange Commission (the "SEC") relating to their investigations of possible late trading, market timing and selective disclosure of portfolio holdings in connection with mutual funds. We have responded to the subpoena and the inquiries, are cooperating with an examination by the SEC, and have been conducting our own internal review. Based on the progress of the inquiries and examination to date, we are not currently able to determine the eventual outcome of the regulatory inquiries and examination, or to predict what effect, if any, these matters will have on our business, results of operations or assets under management. See Note 6 of Notes to Consolidated Financial Statements for additional information regarding our commitments and contingencies.

Results of Operations
Legg Mason reported record results in net revenues, net earnings and diluted earnings per share for the quarter ended September 30, 2003. Compared to the quarter ended September 30, 2002, net revenues increased 25% to $457.7 million, primarily due to increased fees from a record level of assets under management. Net earnings increased 47% to $66.6 million and diluted earnings per share were $0.93, an increase of 41% from $0.66. The pre-tax profit margin from continuing operations increased to 21.1% from 20.0%, primarily due to an increase in investment advisory related revenues. Included in earnings this quarter is a litigation award charge of $17.5 million. The Company recognized stock option expense on a prospective method of $2.7 million, which decreased net earnings by $0.02 per diluted share. The gain on the sale of the mortgage servicing operations, included in discontinued operations, increased net earnings by $6.5 million or $0.09 per diluted share. Assets under management increased 34% to $236.9 billion.

Compared to the prior year period, net revenues, net earnings and diluted earnings per share increased 16% to $875.1 million, 32% to $125.0 million and 28% to $1.76 per share, respectively, for the six months ended September 30, 2003. The pre-tax profit margin from continuing operations increased to 22.0% from 20.4%, again primarily due to increased investment advisory related revenues, offset in part by the litigation award charge and stock option expense discussed above. As noted above, the gain on the sale of the mortgage servicing operations also increased net earnings and diluted earnings per share.

Compared to the quarter ended June 30, 2003, net revenues and net earnings increased 10% and 14%, respectively, and diluted earnings per share were up 12% from $0.83. Assets under management increased 9% from $216.6 billion, as a result of approximately $14.0 billion of positive cash flows, with the remaining increase coming from market appreciation. Additionally, each of our Asset Management divisions experienced strong positive net flows.

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002

Net Revenues
Investment advisory and related fees, including distribution fees from company-sponsored mutual and offshore funds, increased 39% to $281.8 million, primarily as a result of $52.9 million in combined growth from Western Asset Management Company ("Western Asset"), Private Capital Management, LP ("PCM"), Royce & Associates ("Royce") and Legg Mason Funds/Capital Management. Additionally, distribution fees from proprietary investment funds increased $12.3 million. Investment advisory and related fees represented 61.6% of consolidated net revenues, up from 55.5% in the prior year's quarter.

Securities brokerage revenues, including both commissions and principal transactions, increased 4% to $125.1 million primarily as a result of an increase in the volume of retail over-the-counter and fixed income securities transactions and non-affiliated mutual fund commissions. Investment banking revenues were $39.2 million, up 40% from the prior year's quarter, primarily as a result of an increase in retail and institutional selling concessions and higher corporate banking management and advisory fees. Other revenues decreased 27% to $6.5 million, primarily as a result of realized and unrealized losses on firm investments in the current quarter, along with a realized gain on the sale of certain contracts in our bank brokerage network in the prior year's quarter.

Net interest profit decreased 15% to $5.0 million, primarily as a result of a decrease in revenues of $7.8 million due to lower rates earned on firm investment and customer margin account balances and a decline in interest earned on our proprietary trading assets, offset in part by lower interest of $5.4 million paid on customer credit account balances. In addition, interest revenue and expense both declined $2.5 million due to the maturity of finance subsidiary investments and related notes payable in the prior year. The current quarter's net interest profit margin increased to 25.1% from 19.8% and net interest profit accounted for 5.2% of consolidated pre-tax profits, a decrease from 8.1% in the prior year's quarter.

Non-Interest Expenses
Compensation and benefits increased 22% to $259.0 million, primarily due to increases in profitability-based incentives and sales commissions. Compensation as a percentage of net revenues decreased to 56.6% from 58.1% in the prior year's quarter, which resulted from increased revenues and lower effective incentive compensation rates.

Communications and technology expense decreased 2% to $21.9 million, primarily as a result of lower costs for leasing technology equipment and lower depreciation as a result of fully depreciated assets.

Occupancy costs were relatively flat, as higher operating expenses in the prior year were offset by reserves established for the consolidation of two investment advisory subsidiary locations.

Amortization of intangible assets declined 9% to $5.3 million, primarily as a result of fully amortized asset management contracts and the impact of reductions in certain contracts for which impairment charges were taken in prior periods.

A litigation award charge of $17.5 million was incurred in the current quarter as a result of a jury award in a copyright infringement lawsuit (see Note 6 of Notes to Consolidated Financial Statements).

Other expenses increased 15% to $40.9 million, primarily due to increases in commissions paid to third-party distributors on sales of mutual funds and $1.8 million of expense for stock options awarded to our non-employee directors, which vested immediately, offset in part by a decline in the provision for litigation reserves (excluding the litigation award charge discussed above).

The provision for income taxes increased 37% to $37.3 million, as a result of the increase in pre-tax earnings. The effective tax rate increased to 38.6% from 37.3% in the prior year's quarter as a result of state income tax refunds received in the prior year's quarter.

Results By Segment

Asset Management

	Three Months Ended September 30,
(in millions)	2003	2002

Net revenues	$ 221.3	$ 151.8
Non-interest expenses	150.8	111.3

Earnings from continuing operations
before income tax provision	$ 70.5	$ 40.5

Profit Margin	31.9%	26.7%

Net revenues in Asset Management increased 46% to $221.3 million and pre-tax earnings increased 74% to $70.5 million, principally as a result of increased investment advisory revenues, resulting from higher equity and fixed income assets under management. Revenues from PCM, Western, Legg Mason Funds/Capital Management and Royce, combined, accounted for $52.9 million (or 79%) of the increase in investment advisory revenues. In addition, higher commissions at PCM's brokerage operations also contributed to the increase in net revenues. Compensation as a percentage of net revenues was 47.1% in

September 2003 and 48.1% in September 2002. The profit margin increased to 31.9% from 26.7% in the prior year's quarter as a result of a greater portion of revenues generated at subsidiaries that retain a lower percentage of revenues under 41.4% in the prior year's quarter. Total assets under management were $236.9 billion as of September 30, 2003, an increase of $60.3 billion or 34% from September 30, 2002. As of September 30, 2003, approximately $151.8 billion or 64% of assets under management were in fixed income related products and approximately $85.1 billion or 36% were in equity related products. Our assets under management mix was as follows: Institutional - $160.7 billion (67.8%); Mutual Funds - $49.7 billion (21%); and Wealth Management - $26.5 billion (11.2%). Net revenues by division within Asset Management for the quarter ended September 30, 2003 were as follows: Institutional - $103.9 million; Mutual Funds - $71.9 million; and Wealth Management - $45.5 million.

Private Client

	Three Months Ended September 30,
(in millions)	2003	2002

Net revenues	$ 165.0	$ 145.3
Non-interest expenses	132.8	127.0

Earnings from continuing operations
before income tax provision	$ 32.2	$ 18.3

Profit Margin	19.5%	12.6%

Private Client net revenues increased 14% to $165.0 million from $145.3 million for the prior year's quarter, primarily as a result of increases in distribution fees from company-sponsored mutual funds and fees earned from fee-based brokerage accounts. In addition, revenues benefited from an increase in transaction volume of listed and over-the-counter securities and non-affiliated mutual funds, as well as an increase in corporate banking selling concessions. These increases were partially offset by the impact of the prior year's sale of contracts in our bank brokerage network, which resulted in a gain of $1.3 million. Compensation as a percentage of net revenues declined to 55.7% in September 2003 from 56.3% in September 2002, primarily due to a reduction in commission rates paid on sales of company-sponsored mutual funds and the elimination of bank brokerage commissions as a result of the sale of our bank brokerage network in the prior year. The profit margin increased to 19.5% from 12.6% in the prior year's quarter, as a result of higher revenues combined with lower effective compensation expenses and reduced litigation related expenses. Private Client represented 36.0% of consolidated net revenues in September 2003, a decrease from 39.7% in the prior year's quarter.

Capital Markets

	Three Months Ended September 30,
(in millions)	2003	2002

Net revenues	$ 72.7	$ 69.2
Non-interest expenses	60.0	54.9

Earnings from continuing operations
before income tax provision	$ 12.7	$ 14.3

Profit Margin	17.5%	20.6%

Capital Markets net revenues of $72.7 million increased 5% from $69.2 million in the prior year's quarter. Higher corporate banking activity, primarily new issue selling concessions and management and advisory fees, an increase in fees from structured finance activities and an increase due to the prior year quarter's unrealized losses on warrants acquired in connection with private placements, were offset in part by a decline in institutional taxable fixed income transaction volume. Compensation as a percentage of net revenues increased to 56.9% in September 2003 from 55.8% in September 2002, primarily as a result of higher effective incentive compensation on increased corporate banking revenues. The profit margin decreased to 17.5% from 20.6% in the prior year's quarter, primarily as a result of increased compensation and allocated support costs. Capital Markets represented 15.9% of consolidated net revenues for the quarter ended September 30, 2003, a decrease from 18.9% in the prior year's quarter.

Other

	Three Months Ended September 30,
(in millions)	2003	2002

Net revenues (losses)	$ (1.3)	$ 0.1
Non-interest expenses	17.5	0.1

Earnings (losses) from continuing operations
before income tax provision	$ (18.8)	$ -

Profit Margin	nm	nm

nm - not meaningful

The Other segment previously included the results of the mortgage banking and servicing operation of LMRES, which was sold during the quarter ended September 30, 2003. Consolidated results have been restated to reflect the results of the sold business as discontinued operations. This segment now includes only unallocated corporate revenues and expenses, including losses on certain firm investments. The current quarter also includes a $17.5 million charge for a single litigation award.

Six Months Ended September 30, 2003 Compared to Six Months Ended September 30, 2002

Net Revenues
Investment advisory and related fees, including distribution fees from company-sponsored mutual and offshore funds, increased 23% to $523.6 million, primarily as a result of $72.6 million in combined growth from Western Asset, PCM, Royce and Legg Mason Funds/Capital Management. Additionally, distribution fees from company-sponsored mutual and offshore funds increased $12.0 million. Investment advisory and related fees represented 59.8% of consolidated net revenues in the six months ended September 30, 2003, up from 56.5% in the prior year's period.

Securities brokerage revenues, including both commissions and principal transactions, increased 5% to $252.4 million, primarily as a result of increases in fixed income and over-the-counter securities transaction volume, as well as sales of annuities, partially offset by a decrease in non-affiliated mutual fund commissions. Investment banking revenues were $70.7 million, an increase of 19% over the prior year period, primarily as a result of an increase in retail selling concessions. Other revenues increased 11% to $18.1 million, primarily as the result of a decline in unrealized losses on warrants acquired in corporate banking activities.

Net interest profit of $10.3 million is relatively unchanged from $10.1 million in the prior year period. Interest revenue decreased 29% to $41.9 million as a result of a decrease of $12.5 million in interest earned on customer margin and firm investment account balances due to lower average interest rates. Interest expense decreased 35% to $31.5 million as a result of a decrease of $10.5 million in interest paid on customer account balances due to lower average interest rates. Additionally, interest revenue and interest expense declined $4.9 million and $4.8 million, respectively, due to the maturity of the finance subsidiary investments and related notes payable in the prior year. The net interest profit margin in the current period increased to 24.6% from 17.3% in the prior year period, and accounted for 5.4% of earnings from continuing operations before income tax provision, down from 6.6% in the prior year period.

Non-Interest Expenses
Compensation and benefits increased 13% to $500.7 million, as a result of increases in profitability-based incentive expense, primarily asset management related, and increases in both retail and institutional variable sales commissions. However, compensation as a percentage of net revenues decreased to 57.2% from 59.0% in the prior year period, as a result of increased revenues and lower effective incentive compensation rates.

Communications and technology expense of $44.6 million was relatively unchanged from the prior year period.

Occupancy increased 2% to $32.5 million, primarily due to reserves established for the consolidation of two investment advisory subsidiary locations.

Amortization of intangible assets declined 8% to $10.9 million, primarily as a result of fully amortized asset management contracts.

A litigation award charge of $17.5 million was incurred in the current period as a result of a jury award in a copyright infringement lawsuit (see Note 6 of Notes to Consolidated Financial Statements).

Other expenses increased 15% to $77.0 million primarily as a result of increases in commissions paid to third-party distributors on sales of mutual funds, a $1.8 million expense for stock options awarded to our non-employee directors, which vested immediately, and an increase of $1.3 million in contributions to our charitable foundation. These increases were partially offset by a decrease in litigation related expenses (excluding the litigation award charge discussed above).

Results By Segment

Asset Management

	Six Months Ended September 30,
(in millions)	2003	2002

Net revenues	$ 410.2	$ 315.0
Non-interest expenses	284.9	228.2

Earnings from continuing operations
before income tax provision	$ 125.3	$ 86.8

Profit Margin	30.6%	27.6%

Net revenues in Asset Management increased 30% to $410.2 million and pre-tax earnings increased 44% to $125.3 million, principally as a result of increased investment advisory revenues, resulting from higher equity and fixed income assets under management. Revenues from Western, PCM, Royce and Legg Mason Funds/Capital Management, combined, accounted for $72.6 million (or 82%) of the increase in investment advisory revenues. In addition, higher commissions at PCM's brokerage operations also contributed to the increase in net revenues. Compensation as a percentage of net revenues was 47.4% in the six months ended September 30, 2003 and 48.0% in the six months ended September 30, 2002. The profit margin increased to 30.6% from 27.6% in the prior year's period as a result of higher revenues generated at subsidiaries that retain a lower percentage of revenues under revenue-sharing agreements. Asset Management represented 46.9% of consolidated net revenues at September 30, 2003, an increase from 41.8% in the prior year period.

Private Client

	Six Months Ended September 30,
(in millions)	2003	2002

Net revenues	$ 323.7	$ 301.4
Non-interest expenses	263.3	261.6

Earnings from continuing operations
before income tax provision	$ 60.4	$ 39.8

Profit Margin	18.7%	13.2%

Private Client net revenues increased 7% to $323.7 million from $301.4 million in the prior year period, primarily as a result of increases in corporate selling concessions, listed and over-the-counter securities transaction volume and distribution fees on company-sponsored mutual funds, partially offset by the impact of the prior year's sale of contracts in our bank brokerage network. Compensation as a percentage of net revenues declined to 57.0% in September 2003 from 58.2% in September 2002, primarily due to lower commission rates paid on distribution fees from company-sponsored mutual funds and the elimination of bank brokerage commissions, as a result of the sale of our bank brokerage network in the prior year. The profit margin increased to 18.7% from 13.2% in the prior year period, as a result of higher revenues combined with lower effective compensation expense and reduced litigation related expenses. Private Client represented 37.0% of consolidated net revenues in the six months ended September 30, 2003, a decrease from 40.0% in the prior year period.

Capital Markets

	Six Months Ended September 30,
(in millions)	2003	2002

Net revenues	$ 142.5	$ 136.3
Non-interest expenses	117.2	109.3

Earnings from continuing operations
before income tax provision	$ 25.3	$ 27.0

Profit Margin	17.8%	19.8%

Capital Markets net revenues of $142.5 million increased 5% from $136.3 million in the prior year period as a result of increased institutional fixed income and equity transaction volume and corporate banking management fees, offset in part by a decline in fees from structured finance activities. Compensation as a percentage of net revenues remained unchanged at 56.9% in the six months ended September 30, 2003. The profit margin decreased to 17.8% from 19.8% in the prior year period as a result of increased allocated support costs. Capital Markets represented 16.3% of consolidated net revenues for the six months ended September 30, 2003, a decrease from 18.1% in the prior year period.

Other

	Six Months Ended September 30,
(in millions)	2003	2002

Net revenues (losses)	$ (1.3)	$ 0.1
Non-interest expenses	17.7	0.2

Earnings (losses) from continuing operations
before income tax provision	$ (19.0)	$ (0.1)

Profit Margin	nm	nm

nm - not meaningful

The Other segment previously included the results of the mortgage banking and servicing operation of LMRES, which was sold during the quarter ended September 30, 2003. Consolidated results have been restated to reflect the results of the sold business as discontinued operations. This segment now includes only unallocated corporate revenues and expenses, including gains and losses on certain firm investments. The current period also includes a $17.5 million charge for a single litigation award.

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

There has been no material change in our financial condition since March 31, 2003 except for the increase in stockholders' equity from the results of operations for the six months ended September 30, 2003 and short-term changes in our trading assets net of trading liabilities. The decrease in cash and cash equivalents of $191.2 million between March 31, 2003 and September 30, 2003 occurred at the quarter end primarily due to the funding of a temporary increase in our net trading inventory levels. Trading assets, net of trading liabilities, increased $180.5 million to $284.4 at September 30, 2003 as a result of increased client activity. Excess cash is typically invested primarily in institutional money market funds or securities purchased under agreements to resell.

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

At September 30, 2003, Legg Mason's total assets and stockholders' equity were $6.5 billion and $1.4 billion, respectively. During the six months ended September 30, 2003, cash and cash equivalents decreased $191.2 million primarily due to a temporary increase in our net trading inventory described above. Cash flows from operating activities used approximately $250.5 million, primarily attributable to a net increase in trading securities and an increase in cash and securities segregated for regulatory purposes offset in part by net cash earnings and a corresponding increase in payables to customers. Cash flows from investing activities provided $82.8 million, which included proceeds from securities purchased under agreements to resell and proceeds from the sale of the mortgage banking and servicing operation of LMRES, offset in part by payments for equipment and leasehold improvements. Financing activities used $24.9 million, primarily as a result of the repayment of short-term borrowings, as described below. During the six months ended September 30, 2003, we repurchased 302,500 shares of our stock for $21.7 million and we paid cash dividends of $14.8 million ($0.22 per share).

On September 30, 2003, we sold certain assets and liabilities comprising the commercial mortgage banking and mortgage servicing operations of our wholly owned subsidiary, LMRES. LMRES will continue to operate its real estate investment group. The cash received at closing for the sale of the assets was approximately $63.5 million, which included $40.9 million which was used to pay off the outstanding balance of the secured warehouse line of credit. The cash at closing excluded a $6.9 million non-interest bearing note due four years from closing. In addition, the short-term investments securing the outstanding borrowings under the committed, secured compensating balance line of credit were liquidated and the line of credit, used by the mortgage banking and servicing operations, was repaid. Both of these lines of credit are no longer part of LMRES's continuing operations. The pre-tax earnings and cash flows from the operations of LMRES that were sold are not material to our consolidated operations. The results of operations of the operations sold are reflected as discontinued operations on our Consolidated Statement of Earnings. See Note 11 of Notes to Consolidated Financial Statements for additional information on the sale.

Under certain events, our zero-coupon contingent convertible senior notes can become convertible into shares of our common stock. See Note 7 of Notes to Consolidated Financial Statements for the potential negative impact on our earnings per share.

Our broker-dealer subsidiaries are subject to the requirements of the Securities and Exchange Commission's Uniform Net Capital Rule, which is designed to measure the general financial soundness and liquidity of broker-dealers. As of September 30, 2003, the broker-dealer subsidiaries had aggregate net capital of $350.3 million, which exceeded minimum net capital requirements by $327.0 million. The amount of the broker-dealers' net assets that may be distributed is subject to restrictions under applicable net capital rules.

Contractual Obligations and Contingent Payments
Legg Mason has contractual obligations to make future payments in connection with our short and long-term debt and non-cancelable lease agreements. In addition, we may be required to make contingent payments under business purchase agreements if certain future events occur.

The following table sets forth these contractual and contingent obligations by fiscal year:

	Remaining
(In millions)	2004	2005	2006	2007	2008	Thereafter	Total

Contractual Obligations:
Short-term borrowings by contract maturity	$ --	$ --	$ --	$ --	$ --	$ --	$ --
Long-term borrowings by contract maturity(a)	--	--	378.9	--	--	425.0	803.9
Coupon interest on long-term borrowings	17.6	35.2	31.9	28.7	28.7	14.3	156.4
Minimum rental commitments	33.8	65.8	54.4	46.9	42.4	113.3	356.6

Total Contractual Obligations	$ 51.4	$ 101.0	$ 465.2	$ 75.6	$ 71.1	$ 552.6	$ 1,316.9

Contingent Obligations:
Contingent payments related to
business acquisitions(b)	0.1	500.0	6.7	300.0	--	--	806.8

Total Contractual and
Contingent Obligations(c)	$ 51.5	$ 601.0	$ 471.9	$ 375.6	$ 71.1	$ 552.6	$ 2,123.7

a) Included in the payments in 2006 is $278.9, reflecting amounts that may be due to holders of the zero coupon convertible senior notes, which represents the accreted value on the next possible date that the holders may require us to purchase the notes. Legg Mason has the option to pay the purchase price in cash or common stock or a combination of both. See Note 7 of Notes to Consolidated Financial Statements for a discussion of the convertibility of these notes.

b) The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of business purchase agreements.

c) The table above does not include approximately $22.4 in capital commitments to investment partnerships in which Legg Mason is a limited partner. These obligations will be funded, as required, through the end of the commitment periods that range from fiscal 2004 to 2011. These capital commitments also include $1.0 of commitments to lend employees funds to invest in one of these partnerships.

Critical Accounting Policies
Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding the reported results of operations and the financial position of Legg Mason. Certain critical accounting policies require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements. Due to their nature, estimates involve judgment based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on our consolidated financial statements. During the quarter ended September 30, 2003, the only material change to the matters discussed under the heading "Critical Accounting Policies" in Part II, Item 7 of Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2003 is described below.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation Number ("FIN") 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51." FIN 46 requires that all special purpose entities be designated as either voting interest or variable interest entities ("VIE"), with VIEs subject to consolidation if the consolidating entity is deemed to be the primary beneficiary. The primary beneficiary is the entity that will absorb a majority of the VIE's expected losses, or if there is no such entity, the entity that will receive a majority of the VIE's expected residual returns. The implementation of FIN 46 was required for periods beginning after June 15, 2003; however, on October 9, 2003, the FASB deferred the effective date for interests in VIEs that were created before February 1, 2003 until the end of the first interim period ending after December 15, 2003.

Legg Mason, through one of its asset management subsidiaries, is the collateral manager of five Collateralized Debt Obligation entities ("CDOs"). CDOs are pooled investment vehicles in which equity and debt investors earn a return based on the performance of the underlying assets purchased with the invested capital. The debt is divided into different tranches or classes with varying credit ratings and coupon rates, which allows investors to gain exposure to a diversified pool of assets at their desired risk/return levels. The cash flow generated from the pool of assets is used to pay administrative expenses and service the issued debt; any excess cash flow is paid to the equity holders.

Legg Mason became involved with one of the CDOs in September 2003, to which the provisions of FIN 46 have been applied. This CDO acquired a $500 million portfolio of investment grade asset-backed securities and issued approximately $480 million of debt. Legg Mason does not have the right to use the assets of the CDO, and the liabilities of the CDO are without recourse to Legg Mason. For our services as collateral manager, we are entitled to receive senior management fees, which are not material to our results of operations. Legg Mason may be removed as collateral manager under certain conditions. Legg Mason did not sell or transfer assets to the CDO and does not have an equity interest in the CDO.

Because Legg Mason does not have an equity interest in the CDO, it is not expected to have a significant amount of the expected losses of the entity. Legg Mason's maximum exposure to loss is the amount of earned but uncollected management fees, which are not material at September 30, 2003. Currently, Legg Mason does not believe that anyone will absorb a majority of expected losses. To calculate expected residual returns, Legg Mason used a discounted cash flow model, similar to that used by rating agencies, which incorporates a variety of assumptions regarding the underlying collateral of the portfolio. These assumptions reflect analysis of debt ratings and prices of the underlying collateral, probability of default, default timing and subsequent recovery, and an appropriate discount rate. Legg Mason is required to include the gross amount of the fees it earns for providing collateral management services in addition to the variability of those fees, when calculating its portion of expected residual return (as compared to only the variability in expected returns for the investors). Based upon the modeling that was performed, Legg Mason has determined that it is not the primary beneficiary, and accordingly, did not consolidate this CDO.

Because the other four CDOs were created prior to February 1, 2003, Legg Mason has deferred the implementation of FIN 46 until December 31, 2003, as permitted by FASB Staff Position No. FIN 46-6. However, based upon the modeling that has been performed, Legg Mason has determined that it is not the primary beneficiary for any of the CDOs, and accordingly does not expect to consolidate those entities at December 31, 2003.

In addition, in the normal course of our business activities, we become, through our subsidiaries, the general partner, and in some cases a limited partner, in investment partnerships and the investment manager and/or managing member in limited liability companies. We are in the process of assessing the impact of FIN 46 on these entities.

Forward-Looking Statements
Legg Mason has made in this report, and from time to time may otherwise make in its public filings, press releases and statements by Company management, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning Legg Mason's operations, economic performance and financial condition. The words or phrases "can be", "may be", "expects", "may affect", "may depend", "believes", "estimate", "project" and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and Legg Mason cautions readers that any forward-looking information provided by or on behalf of Legg Mason is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond Legg Mason's control, including (i) those discussed elsewhere herein, in Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2003 under the heading "Business-Factors Affecting the Company and the Financial Services Industry," and in Legg Mason's other public filings, press releases and statements by Company management and (ii) the potential effects on Legg Mason of the current regulatory inquiries into mutual fund sales practices in the financial services industry, including at Legg Mason. Due to such risks, uncertainties and other factors, Legg Mason cautions each person receiving such forward-looking information not to place undue reliance on such statements. All such forward-looking statements are current only as of the date on which such statements were made. Legg Mason does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Recent Accounting Developments
The Financial Accounting Standards Board ("FASB") has issued the following pronouncements since March 31, 2003.

In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In addition, the statement clarifies when a contract is a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective prospectively for contracts entered into or modified, and hedging relationships designated, after June 30, 2003. Adoption of SFAS No. 149 did not materially impact Legg Mason's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are generally effective for financial instruments entered into or modified after May 31, 2003. We applied the provisions of SFAS No. 150 to all such financial instruments at the beginning of our second quarter of fiscal 2004. Adoption of SFAS No. 150 did not materially impact our consolidated financial statements.

Additionally, on October 9, 2003, the FASB issued FIN No. 46-6, which addresses the deferral of FIN 46. See Critical Accounting Policies for a further discussion of the effects of FIN 46-6.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

During the six months ended September 30, 2003, there were no material changes to the information contained in Part II, Item 7A of Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

Item 4.     Controls and Procedures

As of September 30, 2003, Legg Mason's management, including the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Principal Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and the Principal Financial Officer, of material information about Legg Mason required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There have been no changes in Legg Mason's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1.           Legal Proceedings

On November 4, 2003, Legg Mason Wood Walker, Incorporated ("LMWW") was informed by representatives of the enforcement divisions of the Securities and Exchange Commission and the National Association of Securities Dealers that they intend to seek authority to initiate disciplinary proceedings against LMWW for its failure to provide clients the benefit of breakpoint discounts in connection with client purchases of non-proprietary mutual fund Class A shares. The regulators have proposed a settlement consisting of a censure, cease and desist order and fine of approximately $2.3 million and a requirement that LMWW: (a) conduct a comprehensive review of all purchases of non-proprietary mutual fund Class A shares since January 1, 2001 to determine whether clients were provided applicable breakpoint discounts and (b) reimburse any clients who did not receive applicable breakpoint discounts. Legg Mason is considering the proposed settlement, but does not expect that any reimbursements to clients will be material to Legg Mason's results of operations.

Item 4.           Submission of Matters to a Vote of Security Holders

Registrant's annual meeting of stockholders was held July 22, 2003. In the election of directors, the six director nominees were elected with the following votes:

	Votes Cast	For	Withhold
Carl Bildt	61,524,168	59,961,655	1,562,513
Harry M. Ford, Jr.	61,524,168	46,810,320	14,713,848
John E. Koerner, III	61,524,168	58,407,746	3,116,422
Peter F. O'Malley	61,524,168	59,933,518	1,590,650
James E. Ukrop	61,524,168	58,627,834	2,896,334
Dennis R. Beresford	61,524,168	59,959,494	1,564,674

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

                      31.1       Certification of Chief Executive Officer

                      31.2       Certification of Principal Financial Officer

                      32.1       Certification of Chief Executive Officer pursuant to 18
                                    U.S.C. Section 1350, as adopted pursuant to Section 906
                                    of the Sarbanes-Oxley Act of 2002

                      32.2       Certification of Principal Financial Officer pursuant to 18
                                    U.S.C. Section 1350, as adopted pursuant to Section 906
                                    of the Sarbanes-Oxley Act of 2002

            (b)      No reports on Form 8-K were filed during the quarter ended September 30, 2003.
                       However a report on Form 8-K, reporting under Item 12, was furnished to the Securities and Exchange Commission on July 17, 2003. That report contained consolidated statements of earnings for the quarters ended June 30, 2003 and 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGG MASON, INC
(Registrant)

DATE: November 14, 2003	/s/Raymond A. Mason
Raymond A. Mason
Chairman, President and
Chief Executive Officer

DATE: November 14, 2003	/s/Charles J. Daley, Jr.
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

                      31.1       Certification of Chief Executive Officer

                      31.2       Certification of Principal Financial Officer

                      32.1       Certification of Chief Executive Officer pursuant to 18
                                    U.S.C. Section 1350, as adopted pursuant to Section 906
                                    of the Sarbanes-Oxley Act of 2002

                      32.2       Certification of Principal Financial Officer pursuant to 18
                                    U.S.C. Section 1350, as adopted pursuant to Section 906
                                    of the Sarbanes-Oxley Act of 2002