Form 10-Q
period 2003-12-31
LEGG MASON INC
filed 2004-02-11
CIK 704051

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

66,357,759 shares of common stock and 2,066,751 exchangeable shares as of the close of business on February 3, 2004. The exchangeable shares, which were issued by Legg Mason Canada Holdings in connection with the acquisition of Legg Mason Canada Inc. (formerly Perigee Inc.), are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting and other rights equivalent to common stock.

PART I.    FINANCIAL INFORMATION
Item 1.      Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three months		Nine months
	ended December 31,		ended December 31,

	2003	2002	2003	2002

Revenues
Investment advisory and related fees	$ 326,458	$ 215,911	$ 850,095	$ 641,392
Commissions	85,307	79,741	253,332	243,707
Principal transactions	39,922	39,811	124,275	117,234
Investment banking	34,259	23,384	104,946	82,994
Interest	21,145	25,731	63,006	84,318
Other	14,075	7,379	32,130	23,598

Total revenues	521,166	391,957	1,427,784	1,193,243
Interest expense	14,744	20,887	46,291	69,329

Net revenues	506,422	371,070	1,381,493	1,123,914

Non-Interest Expenses
Compensation and benefits	278,622	219,092	779,367	662,974
Communications and technology	22,871	22,119	67,438	66,884
Occupancy	16,001	15,403	48,491	47,238
Amortization of intangible assets	5,412	5,800	16,270	17,549
Litigation award charge	-	-	17,500	-
Other	49,817	33,252	126,770	100,299

Total non-interest expenses	372,723	295,666	1,055,836	894,944

Earnings from Continuing Operations
before Income Tax Provision	133,699	75,404	325,657	228,970
Income tax provision	52,866	28,516	126,974	87,240

Net Earnings from Continuing Operations	80,833	46,888	198,683	141,730
Discontinued operations, net of taxes	-	966	675	513
Gain on sale of discontinued operations, net of taxes	-	-	6,481	-

Net Earnings	$ 80,833	$ 47,854	$ 205,839	$ 142,243

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(continued)
(In thousands, except per share amounts)
(Unaudited)

	Three months		Nine months
	ended December 31,		ended December 31,

	2003	2002	2003	2002

Earnings per Common Share:
Basic
Continuing operations	$ 1.21	$ 0.72	$ 2.98	$ 2.15
Discontinued operations	-	0.01	0.01	0.01
Gain on sale of discontinued operations	-	-	0.10	-

	$ 1.21	$ 0.73	$ 3.09	$ 2.16

Diluted
Continuing operations	$ 1.07	$ 0.69	$ 2.74	$ 2.06
Discontinued operations	-	0.01	0.01	0.01
Gain on sale of discontinued operations	-	-	0.09	-

	$ 1.07	$ 0.70	$ 2.84	$ 2.07

Weighted Average Number of Common Shares Outstanding:
Basic	67,074	65,982	66,666	65,999
Diluted	76,514	68,737	72,823	68,782

Dividends Declared per Common Share	$ 0.15	$ 0.11	$ 0.41	$ 0.32

Book Value per Common Share, at end of period	$ 21.76	$ 18.02	$ 21.76	$ 18.02

See notes to consolidated financial statements.

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

	December 31, 2003	March 31, 2003
	(Unaudited)

Assets
Cash and cash equivalents	$ 930,400	$ 690,752
Cash and securities segregated for regulatory purposes or
deposited with clearing organizations	2,645,761	2,583,437
Securities purchased under agreements to resell	-	35,000
Receivables:
Customers	1,048,965	933,970
Investment advisory and related fees	187,974	121,209
Brokers and dealers	10,496	62,488
Others	65,211	36,854
Securities borrowed	416,476	255,230
Trading assets, at fair value	311,754	163,462
Investment securities, at fair value	45,755	42,519
Equipment and leasehold improvements, net	75,910	69,814
Intangible assets, net	449,528	470,408
Goodwill	464,271	454,512
Other	161,878	147,795

Total Assets	$ 6,814,379	$ 6,067,450

Liabilities and Stockholders' Equity
Liabilities
Payables:
Customers	$ 3,527,974	$ 3,246,285
Brokers and dealers	31,525	75,017
Securities loaned	266,216	219,954
Short-term borrowings	-	29,478
Trading liabilities, at fair value	163,158	59,583
Accrued compensation	278,000	235,971
Other	269,409	166,452
Long-term debt	792,346	786,753

Total Liabilities	5,328,628	4,819,493

Commitments and Contingencies (Note 6)
Stockholders' Equity
Common stock	6,622	6,483
Shares exchangeable into common stock	7,791	8,736
Additional paid-in capital	398,857	357,622
Deferred compensation and officer note receivable	(28,095)	(34,578)
Employee stock trust	(115,770)	(109,803)
Deferred compensation employee stock trust	115,770	109,803
Retained earnings	1,091,646	913,670
Accumulated other comprehensive income (loss), net	8,930	(3,976)

Total Stockholders' Equity	1,485,751	1,247,957

Total Liabilities and Stockholders' Equity	$ 6,814,379	$ 6,067,450

See notes to consolidated financial statements.

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months		Nine months
	ended December 31,		ended December 31,

	2003	2002	2003	2002

Net Earnings	$ 80,833	$ 47,854	$ 205,839	$ 142,243
Other comprehensive income (loss):
Foreign currency translation adjustment	6,067	1,729	11,527	6,920

Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during the period	93	(469)	(102)	(896)
Reclassification adjustment for (gains) losses included
in net income	-	152	(88)	242

Net unrealized gains (losses) on investment securities	93	(317)	(190)	(654)

Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during the period	-	-	743	(2,726)
Reclassification adjustment for losses realized
in net income	-	-	1,672	-

Net unrealized gains (losses)	-	-	2,415	(2,726)

Deferred income taxes	(37)	(61)	(846)	991

Total other comprehensive income	6,123	1,351	12,906	4,531

Comprehensive Income	$ 86,956	$ 49,205	$ 218,745	$ 146,774

See notes to consolidated financial statements.

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended
	December 31,
	2003	2002

Cash Flows from Operating Activities
Net earnings	$ 205,839	$ 142,243
Non-cash items included in earnings:
Depreciation and amortization	36,694	41,763
Accretion and amortization of securities discounts and premiums, net	5,623	5,762
Originated mortgage servicing rights	(919)	(956)
Deferred compensation	11,714	7,452
Unrealized (gains) losses on firm investments	(2,522)	2,148
Other	1,344	1,117
Deferred income taxes	(7,943)	6,320
Gain on sale of assets	-	(1,331)
Gain on sale of discontinued operations	(10,861)	-
Sales (purchases) of trading investments, net	3,728	(2,492)
Decrease (increase) in assets excluding acquisitions:
Cash and securities segregated for regulatory purposes
or deposited with clearing organizations	(62,324)	(115,026)
Receivables from customers	(114,995)	72,916
Receivables for investment advisory and related fees	(64,131)	(9,795)
Receivables from brokers and dealers and other	(19,547)	13,464
Securities borrowed	(161,246)	83,177
Trading assets	(148,292)	(39,401)
Other	(2,907)	(1,740)
Increase (decrease) in liabilities excluding acquisitions:
Payable to customers	281,689	146,960
Payable to brokers and dealers	(43,492)	(2,980)
Securities loaned	46,262	(71,925)
Trading liabilities	103,261	24,328
Accrued compensation	39,684	(10,864)
Other	106,076	4,770

Cash Provided by Operating Activities	202,735	295,910

Cash Flows from Investing Activities
Payments for:
Equipment and leasehold improvements	(25,422)	(22,257)
Acquisitions, net of cash acquired	(4,153)	(3,217)
Proceeds from sale of assets	63,531	1,451
Net decrease in securities purchased under agreements to resell	35,000	-
Purchases of investment securities	(18,011)	(23,092)
Proceeds from sales and maturities of investment securities	13,233	113,305

Cash Provided by Investing Activities	64,178	66,190

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(Dollars in thousands)
(Unaudited)

	Nine months ended
	December 31,
	2003	2002

Cash Flows from Financing Activities
Net increase (decrease) in short-term borrowings	(29,478)	108,647
Repayment of notes payable of finance subsidiaries	-	(80,368)
Issuance of common stock	55,073	19,440
Repurchase of common stock	(30,388)	(33,438)
Dividends paid	(25,001)	(20,810)

Cash Used for Financing Activities	(29,794)	(6,529)

Effect of Exchange Rate Changes on Cash	2,529	1,143
Net Increase in Cash and Cash Equivalents	239,648	356,714
Cash and Cash Equivalents at Beginning of Period	690,752	468,377

Cash and Cash Equivalents at End of Period	$ 930,400	$ 825,091

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
(In thousands, except per share amounts or unless otherwise noted)
December 31, 2003
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

          The information contained in the interim consolidated financial statements should be read in conjunction with Legg Mason's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. Where appropriate, the prior year's financial statements have been reclassified to conform to the current year's presentation. Unless otherwise noted, all per share amounts include both common shares of Legg Mason and shares issued in connection with the acquisition of Legg Mason Canada Inc. (formerly Perigee Inc.), which are exchangeable into common shares of Legg Mason on a one-for-one basis at any time.

          The preparation of interim consolidated financial statements requires management to make assumptions and estimates that affect the amounts reported in the interim consolidated financial statements and accompanying notes. Actual amounts could differ from those estimates and the differences could have a material impact on the interim consolidated financial statements.

2. Significant Accounting Policies

Special Purpose Entities

          In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation Number ("FIN") 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51." FIN 46 requires that all special purpose entities ("SPEs") be designated as either voting interest or variable interest entities ("VIE"), with VIEs subject to consolidation by the party deemed to be the primary beneficiary, if any. A VIE is an entity that does not have sufficient equity at risk to finance its activities without additional subordinate financial support or in which the equity investors do not have the characteristics of a controlling financial interest. The primary beneficiary is the entity that will absorb a majority of the VIE's expected losses, or if there is no such entity, the entity that will receive a majority of the VIE's expected residual returns.

          The implementation of FIN 46 was required for periods beginning after June 15, 2003; however, during October 2003, the FASB deferred the effective date for interests in VIEs that were created before February 1, 2003 until the end of the first interim period ending after December 15, 2003. In December 2003, the FASB revised FIN 46 ("FIN 46-R") to incorporate certain modifications. These modifications, among other things, removed the requirement to include gross fees paid to a decision maker in the determination of expected residual returns. As a result of these modifications, Legg Mason will not likely be the primary beneficiary for VIEs created to manage assets for clients. Legg Mason has adopted FIN 46-R as of December 31, 2003.

          Legg Mason, through one of its asset management subsidiaries, is the collateral manager of five Collateralized Debt Obligation entities ("CDOs"). CDOs are pooled investment vehicles in which equity and debt investors earn a return based on the performance of the underlying assets purchased with the invested capital. The debt is divided into different tranches or classes with varying credit ratings and coupon rates, which allows investors to gain exposure to a diversified pool of assets at their desired risk/return levels. The cash flow generated from the pool of assets is used to pay administrative expenses and service the issued debt; any excess cash flow is paid to the equity holders. For its services as collateral manager, Legg Mason is entitled to receive senior management fees and may be eligible, under certain circumstances, to receive subordinate management fees. Legg Mason may be removed as collateral manager under certain conditions. Legg Mason did not sell or transfer assets to the CDOs. Legg Mason believes that these CDOs qualify as VIEs that are subject to all of the provisions of FIN 46-R as of December 31, 2003.

          The Company's involvement with each of these CDOs began on varying dates from fiscal year ended March 31, 2002 through September 2003. As of December 31, 2003, the total assets of these five CDOs were $2.0 billion. Legg Mason had entered into a forward purchase contract as a cash flow hedge to purchase a $4,200 equity interest in one of the CDOs. During the quarter ended September 30, 2003, Legg Mason sold the forward purchase contract to a third party and recognized a pre-tax loss on the sale of $1,672 ($1,000 net of tax). As of December 31, 2003, Legg Mason had no equity interest in any of the CDOs and as such does not have an exposure to loss related to these entities. To calculate expected residual returns, Legg Mason used a discounted cash flow model, similar to that used by rating agencies, which incorporates a variety of assumptions regarding the underlying collateral of the portfolio. These assumptions reflect analysis of debt ratings and prices of the underlying collateral, probability of default, default timing and subsequent recovery, and an appropriate discount rate. Based upon the modeling that was performed, Legg Mason has determined that it is not the primary beneficiary, and accordingly, did not consolidate any of these CDOs.

          In addition, in the normal course of its business activities, Legg Mason, through its subsidiaries, is the general partner, and in some cases a limited partner, in investment partnerships and is the investment manager and/or managing member in limited liability companies and off-shore investment vehicles. Application of FIN 46-R for these entities is effective as of March 31, 2004. Legg Mason does not believe it is the primary beneficiary of any of these entities and, therefore, the application of the requirements of FIN 46-R will not require consolidation of the VIEs. These entities are primarily investment vehicles and include many types of investment strategies including real estate, equity and fixed income portfolios. Legg Mason's exposure to risk in these entities is generally limited to any equity investment it has made or is required to make and any earned but uncollected management fees. These uncollected fees are not material at December 31, 2003.

          The following table is a recap of the VIEs in which Legg Mason believes it has a significant variable interest:

			Legg Mason's	Legg Mason's
	Number of		Equity Investment at	Remaining Capital
Entity Type	Entities	Total Assets*	December 31, 2003*	Commitments*

CDOs	5	$ 1,971	$ -	$ -
Trusts	4	951	-	-
Limited Partenerships/REIT	10	457	12	19
Offshore Investment Vehicles	4	113	-	-
Limited Liability Companies(1)	2	24	-	-

Total	25	$ 3,516	$ 12	$ 19

*in millions
(1) Excludes 4 limited liability companies in which one of Legg Mason's asset management subsidiaries has approximately $17.2 million invested by its long-term incentive plan. Legg Mason does not have a direct valuable interest since it does not earn any fees on these assets.

Stock Based Compensation

          Legg Mason's stock-based compensation plans include stock options, employee stock purchase plans, restricted stock awards and deferred compensation and retention bonuses payable in stock. Legg Mason's stock option compensation plans issue stock options to officers, key employees and non-employee members of the Board of Directors. Prior to April 1, 2003, Legg Mason accounted for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended. In accordance with APB No. 25, compensation expense is not recognized for stock options that have no intrinsic value (the exercise price is not less than the market price) on the date of grant.

          During the quarter ended September 30, 2003, Legg Mason adopted the fair value method of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," prospectively for all stock options granted and stock purchase plan transactions after April 1, 2003, using the Black-Scholes option pricing model. Under the prospective method allowed under SFAS No. 148, compensation expense is recognized based on the fair value of stock options granted after April 1, 2003 over the applicable vesting period. No compensation expense is recognized for stock options granted prior to April 1, 2003. Therefore, the expense related to stock-based employee compensation included in the determination of net income for December 31, 2003 is less than that which would have been included if the fair value method had been applied to all awards.

          The following table reflects pro forma results as if compensation expense associated with all option grants (regardless of grant date) and the stock purchase plan were recognized over the vesting period:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net Earnings, as reported	$ 80,833	$ 47,854	$ 205,839	$ 142,243
Add: stock-based compensation included
in reported net earnings, net of taxes	931	274	3,351	1,013
Less: stock-based compensation determined
under fair values based method, net of taxes	(4,535)	(5,662)	(16,508)	(17,167)

Pro forma net earnings	$ 77,229	$ 42,466	$ 192,682	$ 126,089

Earnings per share:
As reported:
Basic	$ 1.21	$ 0.73	$ 3.09	$ 2.16
Diluted	1.07	0.70	2.84	2.07
Pro forma:
Basic	$ 1.15	$ 0.64	$ 2.89	$ 1.91
Diluted	1.02	0.62	2.66	1.83

             The fair value of each option grant of $29.76 and $15.86 per share for the nine months ended December 31, 2003 and 2002, respectively, included in the pro forma net income shown above is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the nine months ended December 31, 2003 and 2002:

	Nine Months Ended,
		December 31,
	2003		2002

Expected dividend yield	0.82%		0.81%
Risk-free interest rate	3.44%		4.09%
Expected volatility	41.40%		34.31%
Expected lives (in years)	6.52		6.65

3. Trading Assets, at Fair Value

             At December 31, 2003, Legg Mason had pledged securities owned of $249 as collateral to counterparties for securities loaned transactions, which can be sold or repledged by the counterparties.

4. Intangible Assets and Goodwill

             The following table reflects the components of intangible assets as of:

	December 31, 2003	March 31, 2003

Amortized Intangible Assets, Cost
Asset management contracts	$ 351,750	$ 351,714
Mortgage servicing contracts	-	10,743

Total	$ 351,750	$ 362,457

Amortized Intangible Assets,
Accumulated Amortization
Asset management contracts	$ (61,989)	$ (46,900)
Mortgage servicing contracts	-	(4,317)

Total	$ (61,989)	$ (51,217)

Indefinite-Life Intangible Assets
Fund management contracts	$ 105,067	$ 104,468
Trade name	54,700	54,700

Total	$ 159,767	$ 159,168

             Estimated amortization expense for each of the next five fiscal years is as follows:

Fiscal year ended March 31:	Amount

Remaining 2004	$ 5,468
2005	21,795
2006	21,623
2007	21,278
2008	19,640
2009	19,141

          The carrying value of goodwill of $464,271 at December 31, 2003 is primarily attributable to Legg Mason's Asset Management reporting segment. The increase in the carrying value of goodwill since March 31, 2003 primarily reflects $8,071 from the impact of changes in foreign currency exchange rates, $1,914 related to the purchase of an increased ownership interest in Barrett Associates, Inc., $543 related to a contingent payment for a prior acquisition, and $506 related to the acquisition of the business of Rothschild Asset Management (Singapore) Limited, which is not material to Legg Mason's results, partially offset by a decrease of approximately $1,275 related to the sale of the mortgage banking and servicing business of Legg Mason Real Estate Services, Inc. ("LMRES"). See Note 11 for information regarding the sale.

5. Short-Term Borrowings

          During the period ended September 30, 2003, Legg Mason renewed the committed, unsecured revolving credit facility of $100,000 for three years. There were no borrowings outstanding under the facility as of December 31, 2003. In connection with the sale of the mortgage banking and servicing business of LMRES as discussed in Note 11, the committed, secured compensating balance line of credit and the secured warehouse line of credit utilized by LMRES were terminated.

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

          As of December 31, 2003, the minimum annual aggregate rentals are as follows:

Remaining 2004	$ 16,818
2005	66,216
2006	55,016
2007	47,522
2008	42,994
Thereafter	115,609

Total	$ 344,175

          Legg Mason has been the subject of customer complaints and has also been named as a defendant in various legal actions arising primarily from securities brokerage, asset management and investment banking activities, including certain class actions, which primarily allege violations of securities laws and seek unspecified damages, which could be substantial. Legg Mason is also involved in governmental and self-regulatory agency inquiries, investigations and proceedings. Legg Mason has established provisions for estimated losses from pending complaints, legal actions, investigations and proceedings. While the ultimate resolution of these actions cannot be currently determined, in the opinion of management, after consultation with legal counsel, the actions are expected to be resolved with no material adverse effect on Legg Mason's financial condition. However, the results of operations could be materially affected during any period if liabilities in that period differ from Legg Mason's prior estimates. On October 3, 2003, a federal district court jury rendered an approximately $20,000 verdict against Legg Mason in a civil copyright lawsuit. As a result of the verdict, Legg Mason recorded a $17,500 pre-tax charge in the quarter ended September 30, 2003. On October 21, 2003, Legg Mason filed a motion for New Trial and Judgment as a Matter of Law and is awaiting the trial judge's action on that motion.

          In addition, the ultimate costs of litigation and regulatory matters can vary, and have varied significantly from period to period, depending on factors such as market conditions, the size and volume of customer complaints and claims (including class action suits), the frequency and scope of regulatory investigations and proceedings and recoveries from indemnification, contribution or insurance reimbursement.

          Like numerous other firms, starting in September 2003, Legg Mason received a subpoena from the office of the New York Attorney General ("NY AG") and inquiries from the Securities and Exchange Commission (the "SEC") relating to their investigations of sales practices, late trading, market timing and selective disclosure of portfolio holdings in connection with mutual funds. Legg Mason has responded to the NY AG subpoena and the SEC inquiries and is cooperating with two separate SEC investigations. Legg Mason is not currently able to determine whether any regulators will initiate enforcement actions as a result of their investigations, or to predict what effect, if any, the mutual fund investigations will have on its business, results of operations or assets under management.

          On November 4, 2003, Legg Mason Wood Walker, Incorporated ("LMWW") was informed by representatives of the enforcement divisions of the SEC and the National Association of Securities Dealers ("NASD") that they intended to seek authority to initiate disciplinary proceedings against LMWW for its failure to provide certain clients the benefit of breakpoint discounts in connection with purchases of non-proprietary mutual fund Class A shares. LMWW has offered to settle the matter with the SEC and NASD. Under the proposed settlement, LMWW would consent to findings that it violated Section 17(a)(2) of the Securities Act of 1933, Rule 10b-10 under the Securities Exchange Act of 1934, and NASD Conduct Rule 2110. LMWW would also agree to remedial measures that include a censure, a cease and desist order, fines totaling approximately $2,300 and a requirement that LMWW: (a) conduct a comprehensive review of purchases of non-proprietary mutual fund Class A shares since January 1, 2001 to determine whether clients were provided applicable breakpoint discounts; (b) reimburse any clients who did not receive applicable breakpoint discounts; (c) report to the NASD on its refund program; and (d) provide certifications to the SEC and NASD that LMWW has implemented procedures designed to prevent and detect failures to provide applicable breakpoint discounts. Legg Mason expects the SEC and the NASD to act on the proposed settlement very soon. Legg Mason has elected to conduct a comprehensive review of purchases for a longer period than that contemplated by the proposed settlement, and for the quarter and nine months ended December 31, 2003, Legg Mason has accrued $4,000 and $4,300, respectively, for client reimbursements. These accrued amounts are in addition to the fines discussed above.

7. Earnings Per Share

          Basic earnings per share ("EPS") is calculated by dividing net earnings by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of potential common shares.

          Diluted earnings per share for the quarter and nine months ended December 31, 2003 includes the weighted average amount of shares issuable upon conversion of our zero-coupon contingent convertible senior notes. The senior notes contain conversion features which are triggered by certain events, including the sale price of Legg Mason's common stock reaching specified thresholds. The threshold of $73.15 was met for the quarter ended December 31, 2003. Therefore, approximately 4.4 million and 1.5 million shares were included in weighted average shares outstanding for the quarter and nine months ended December 31, 2003, respectively. As a result, diluted earnings per share for the quarter and nine months ended December 31, 2003 were reduced by $0.05 and $0.04 per share, respectively.

             The following table presents the computations of basic and diluted EPS:

	Three months ended December 31,
	2003		2002
	Basic	Diluted	Basic	Diluted

Weighted average common shares outstanding	67,074	67,074	65,982	65,982
Potential common shares:
Employee stock options	-	4,311	-	2,233
Shares related to deferred compensation	-	757	-	522
Shares issuable upon conversion of debentures	-	4,372	-	-

Weighted average common and common
equivalent shares outstanding	67,074	76,514	65,982	68,737

Net Earnings	$ 80,833	$ 80,833	$ 47,854	$ 47,854
Interest expense on convertible debentures,
net of tax	-	1,112	-	-

Net earnings applicable to common stock	$ 80,833	$ 81,945	$ 47,854	$ 47,854

Earnings per common share:
Continuing operations	$ 1.21	$ 1.07	$ 0.72	$ 0.69
Discontinued operations	-	-	0.01	0.01

	$ 1.21	$ 1.07	$ 0.73	$ 0.70

	Nine months ended December 31,
	2003		2002
	Basic	Diluted	Basic	Diluted

Weighted average common shares outstanding	66,666	66,666	65,999	65,999
Potential common shares:
Employee stock options	-	3,981	-	2,255
Shares related to deferred compensation	-	713	-	528
Shares issuable upon conversion of debentures	-	1,463	-	-

Weighted average common and common
equivalent shares outstanding	66,666	72,823	65,999	68,782

Net Earnings	$ 205,839	$ 205,839	$ 142,243	$ 142,243
Interest expense on convertible debentures,
net of tax	-	1,112	-	-

Net earnings applicable to common stock	$ 205,839	$ 206,951	$ 142,243	$ 142,243

Earnings per common share:
Continuing operations	$ 2.98	$ 2.74	$ 2.15	$ 2.06
Discontinued operations	0.01	0.01	0.01	0.01
Gain on sale of discontinued operations	0.10	0.09	-	-

	$ 3.09	$ 2.84	$ 2.16	$ 2.07

8. Net Capital Requirements

          Legg Mason's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. The Rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of December 31, 2003, the broker-dealer subsidiaries had aggregate net capital, as defined, of $318,072 which exceeded required net capital by $294,980.

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

          In December, 2003, the FASB revised FIN No. 46 ("FIN 46-R"), with certain modification provisions, which, among other things, removed the requirement to include the gross fees paid to a decision maker in the determination of who receives a majority of the expected residual returns. See Note 2, Special Purpose Entities, for a further discussion of FIN 46-R.

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

          The Asset Management segment provides asset management services to institutional and individual clients and investment advisory services to company-sponsored investment funds. Investment advisory and related fees earned by Asset Management vary based upon factors such as the type of underlying investment product, the amount of assets under management and the type of services that are provided. In addition, performance fees may be earned on certain investment advisory contracts for exceeding performance benchmarks. Distribution fees earned on company-sponsored investment funds are reported in the Private Client segment when sold through its branch distribution network.

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

          The Other segment previously included the results of the mortgage banking and servicing operation of LMRES, which was sold during the quarter ended September 30, 2003. Consolidated results have been restated to reflect the results of the sold business as discontinued operations. This segment now includes unallocated corporate revenues and expenses, including gains and losses on certain firm investments, and the litigation award charge recognized in the quarter ended September 30, 2003, described in Note 6.

          Business segment financial results are as follows:

	Three Months Ended,		Nine Months Ended,
	December 31,		December 31,

	2003	2002	2003	2002

Net revenues:
Asset Management	$ 263,848	$ 165,963	$ 674,050	$ 480,941
Private Client	171,206	142,854	494,923	444,301
Capital Markets	71,177	62,640	213,666	198,938
Other	191	(387)	(1,146)	(266)

Total	$ 506,422	$ 371,070	$ 1,381,493	$ 1,123,914

Earnings (loss) from continuing operations
before income tax provision:
Asset Management	$ 88,137	$ 47,719	$ 213,458	$ 134,550
Private Client	32,837	16,504	93,220	56,307
Capital Markets	12,689	11,612	37,993	38,617
Other	36	(431)	(19,014)	(504)

Total	$ 133,699	$ 75,404	$ 325,657	$ 228,970

          Legg Mason does not analyze asset information in all business segments.

          Legg Mason principally operates in the United States of America, the United Kingdom and Canada. Revenues and expenses for geographic purposes are allocated based on the location of the office providing the service.

          Results by geographic region are as follows:

	Three Months Ended,		Nine Months Ended,
	December 31,		December 31,

	2003	2002	2003	2002

Net revenues:
United States	$ 479,061	$ 352,922	$ 1,307,074	$ 1,070,440
United Kingdom	17,497	9,432	45,744	27,355
Canada	6,602	5,726	19,865	18,351
Other	3,262	2,990	8,810	7,768

Total	$ 506,422	$ 371,070	$ 1,381,493	$ 1,123,914

Earnings (loss) from continuing operations
before income tax provision:
United States	$ 130,213	$ 73,302	$ 315,813	$ 224,183
United Kingdom	1,506	(563)	4,469	(2,793)
Canada	1,102	2,018	3,241	5,987
Other	878	647	2,134	1,593

Total	$ 133,699	$ 75,404	$ 325,657	$ 228,970

11. Discontinued Operations

          On September 30, 2003, Legg Mason sold certain assets and liabilities comprising the commercial mortgage banking and mortgage servicing operations of its wholly owned subsidiary, LMRES. LMRES will continue to operate its real estate investment group, which is now included in the Capital Markets segment. The sales price for the net assets was approximately $68,630, including $63,530 in cash at closing (which included $40,900 which was used for the repayment of the outstanding balance on the secured warehouse line of credit) and $6,900 in a non-interest bearing note due four years from closing, which was discounted by Legg Mason at 8%. Legg Mason recorded a gain, net of transaction costs, of $10,861 ($6,481, net of tax). This gain is reflected as Gain on Sale of Discontinued Operations on the Consolidated Statement of Earnings during the quarter ended September 30, 2003. The sale of certain assets of LMRES was a result of Legg Mason's long term strategic objective to focus on Legg Mason's core businesses. Results of prior periods have been restated to reflect the results of the sold business as discontinued operations. The net assets, net revenues, pre-tax earnings and cash flows from the operations of LMRES that were sold were not material to Legg Mason's consolidated operations. In connection with the transaction, the investments securing the committed, secured compensating balance line of credit were liquidated and the line was re-paid. Both the secured warehouse line of credit and the committed, secured compensating balance line of credit were terminated.

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

Terms such as "we," "us," "our," and "company" refer to Legg Mason.

Business Environment
The U.S. equity market conditions continued to improve during the first three quarters of fiscal 2004. The Dow Jones Industrial Average, the Nasdaq Composite Index and the S&P 500 were up 13%, 12% and 12%, respectively, for the three months ended December 31, 2003 and up 31%, 49% and 31%, respectively, for the nine months ended December 31, 2003. During the quarter ended December 31, 2003, the U.S. Federal Reserve held interest rates steady at 1.00%, the lowest level in 45 years, although recently the Federal Reserve indicated that the economy was improving and interest rates were less likely to remain at their current levels for a considerable period.

Regulatory investigations into mutual fund trading practices within the financial services industry have uncovered instances of conflicts of interest and insufficient internal controls related to mutual funds and have resulted in a negative public perception of the mutual fund industry, numerous regulatory rule proposals, a strict regulatory environment and significant fines and penalties against, and fee reductions by a number of financial services companies. Like numerous other firms, starting in September 2003, we received a subpoena from the office of the New York Attorney General ("NY AG") and inquiries from the Securities and Exchange Commission (the "SEC") relating to their investigations of sales practices, late trading, market timing and selective disclosure of portfolio holdings in connection with mutual funds. We have responded to the NY AG subpoena and the SEC inquiries and are cooperating with two separate SEC investigations. We are not currently able to determine whether any regulators will initiate enforcement actions as a result of their investigations, or to predict what effect, if any, the mutual fund investigations will have on our business, results of operations or assets under management. See Note 6 of Notes to Consolidated Financial Statements for additional information regarding our commitments and contingencies.

Results of Operations
Legg Mason reported record results in net revenues, net earnings and diluted earnings per share for the quarter ended December 31, 2003. Compared to the quarter ended December 31, 2002, net revenues increased 37% to $506.4 million, primarily due to increased fees from higher assets under management. Net earnings increased 69% to $80.8 million and diluted earnings per share were $1.07, an increase of 53%. As a result of meeting the stock price conversion threshold, the calculation of diluted earnings per share included an additional 4.4 million shares that would be issuable upon conversion of our zero-coupon contingent convertible senior notes, which reduced the quarter's diluted earnings per share by $0.05. The pre-tax profit margin increased to 26.4% from 20.3%, primarily due to an increase in investment advisory related revenues and a lower overall effective compensation rate. Assets under management increased 43% to $264.9 billion.

Compared to the prior year period, net revenues, net earnings and diluted earnings per share increased 23% to $1.381 billion, 45% to $205.8 million and 37% to $2.84 per share, respectively, for the nine months ended December 31, 2003. The pre-tax profit margin increased to 23.6% from 20.4%, again primarily due to increased investment advisory related revenues and a lower overall effective compensation rate.

Compared to the quarter ended September 30, 2003, net revenues and net earnings increased 11% and 21%, respectively, and diluted earnings per share were up 15% to $1.07. Assets under management increased 12% from $236.9 billion, as a result of approximately equal increases in positive net client cash flows and market appreciation and approximately $1.0 billion from the acquisition of the business of Rothschild Asset Management (Singapore) Limited. Additionally, each of our Asset Management divisions experienced positive net flows. Included in earnings in the September 2003 quarter is a single litigation award charge of $17.5 million as well as the impact of the sale of the mortgage servicing operations of Legg Mason Real Estate Services, Inc. ("LMRES"), which increased net earnings by $6.5 million or $0.09 per diluted share.

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002

Net Revenues
Investment advisory and related fees, including distribution fees from company-sponsored mutual and offshore funds, increased 51% to $326.5 million, primarily as a result of $70.2 million in combined growth from Royce & Associates ("Royce"), Private Capital Management, LP ("PCM"), Western Asset Management Company ("Western Asset") and Legg Mason Funds/Capital Management. Additionally, distribution fees from proprietary investment funds increased $17.7 million. Assets under management at December 31, 2003 were $264.9 billion, up 43% from December 31, 2002. Investment advisory revenue increases were driven by the increased assets under management, which rose primarily as a result of appreciation in the equity securities markets and client inflows. Investment advisory and related fees represented 64.5% of consolidated net revenues, up from 58.2% in the prior year's quarter.

Securities brokerage revenues, including both commissions and principal transactions, increased 5% to $125.2 million, primarily as a result of increases in listed and over-the-counter agency commissions on retail trades, offset in part by lower fixed income transaction volume. An increase in mutual fund commissions of $4.7 million was offset by a $4.0 million provision for anticipated reimbursements to clients for Legg Mason Wood Walker's failure to provide breakpoint discounts in connection with client purchases of non-proprietary Class A mutual fund shares. Additionally, these increases in securities brokerage revenues were partially offset by decreases in retail and institutional fixed income transaction volume. Investment banking revenues were $34.3 million, up 47% from the prior year's quarter, primarily as a result of increases in retail and institutional selling concessions and corporate banking management and advisory fees, partially offset by a decrease in municipal banking revenues. Other revenues increased 91% to $14.1 million, primarily as a result of net gains in firm investments and the recognition of annual servicing fees earned in our retail brokerage business.

Net interest profit increased 32% to $6.4 million, primarily as a result of significantly lower interest rates paid on customer credit account balances and the absence of amortized issue costs relating to our zero-

coupon contingent convertible senior notes, which were fully amortized in the quarter ended June 30, 2003. These decreases in interest expense were partially offset by lower interest rates earned on higher average customer and firm investment balances. In addition, interest revenue and interest expense both declined by $1.5 million and $1.4 million, respectively, due to the maturity of investments and related notes payable in our finance subsidiary in the prior year. The current quarter's net interest profit margin increased to 30.3% from 18.8% and net interest profit accounted for 4.8% of earnings before income tax provision, a decrease from 6.4% in the prior year's quarter.

Non-Interest Expenses
Compensation and benefits increased 27% to $278.6 million, primarily as a result of increases in profitability-based incentive expense, primarily asset management related, and increases in both retail and institutional variable sales commissions. Compensation as a percentage of net revenues decreased to 55.0% from 59.0% in the prior year's quarter, as a result of the impact of fixed compensation costs on increased revenues and a lower percentage of pre-tax profits accrued for corporate executive incentive compensation.

Communications and technology expense increased 3% to $22.9 million, primarily as a result of increased investments in technology, as well as higher costs for printing, quote services and postage. These increases were partially offset by lower depreciation as a result of assets that became fully depreciated in a prior period.

Occupancy expense increased 4% to $16.0 million, primarily as a result of increased rent expense at certain asset management subsidiaries.

Amortization of intangible assets declined 7% to $5.4 million, primarily as a result of fully amortized asset management contracts and the impact of reductions in certain contracts for which impairment charges were recognized in prior periods.

Other expenses increased 50% to $49.8 million, primarily due to increases in commissions paid to third-party distributors on sales of mutual funds of approximately $7.1 million and increased legal and accounting fees. Additionally, the current quarter includes fines levied by the SEC and NASD of approximately $2.3 million as a result of our failure to provide certain clients the benefit of breakpoint discounts in connection with their purchases of non-proprietary mutual fund Class A shares. See Note 6 of Notes to Consolidated Financial Statements.

The provision for income taxes increased 85% to $52.9 million, primarily as a result of the increase in pre-tax earnings. The effective tax rate increased to 39.5% from 37.8% primarily as a result of the non-deductible fine described above.

Results By Segment

Asset Management

	Three months ended December 31,
(in millions)	2003	2002

Net revenues	$ 263.8	$ 165.9
Non-interest expenses	175.7	118.2

Earnings from continuing operations
before income tax provision	$ 88.1	$ 47.7

Profit Margin	33.4%	28.8%

Net revenues in Asset Management increased 59% to $263.8 million and pre-tax earnings increased 85% to $88.1 million, principally as a result of increased investment advisory revenues resulting from higher equity and fixed income assets under management. Investment advisory revenues from Royce, PCM, Western Asset and Legg Mason Funds/Capital Management, combined, accounted for $70.2 million (or 76%) of the increase in investment advisory revenues. Increased investment advisory revenues at Batterymarch Financial Management ("Batterymarch") and Brandywine Asset Management ("Brandywine") contributed an additional $9.8 million. Included in the increase in investment advisory revenues is an increase of $4.9 million, to $14.5 million, in performance fees. Compensation as a percentage of net revenues was 46.8% in December 2003 and 48.5% in December 2002. The profit margin increased to 33.4% from 28.8% in the prior year's quarter as a result of a greater portion of revenues generated at subsidiaries that retain a lower percentage of revenues under revenue sharing agreements. Asset Management represented 52.1% of consolidated net revenues for the quarter ended December 31, 2003, an increase from 44.7% in the prior year's quarter.

Total assets under management were $264.9 billion as of December 31, 2003, an increase of $80.2 billion or 43% from December 31, 2002. As of December 31, 2003, approximately $162.4 billion or 61% of assets under management were in fixed income related products and approximately $102.5 billion or 39% were in equity related products. As of December 31, 2002, approximately $124.0 billion or 67% of assets under management were in fixed income related products and approximately $60.7 billion or 33% were in equity related products. Our assets under management mix as of December 31, 2003 was as follows: Institutional - $174.8 billion (66%); Mutual Funds - $58.3 billion (22%); and Wealth Management - $31.8 billion (12%). Our assets under management mix as of December 31, 2002 was as follows: Institutional - $129.5 billion (70%); Mutual Funds - $35.7 billion (19%); and Wealth Management - $19.5 billion (11%). Net revenues by division within Asset Management for the quarter ended December 31, 2003 were as follows: Institutional - $122.7 million; Mutual Funds - $85.5 million; and Wealth Management - $55.6 million. Net revenues by division within Asset Management for the quarter ended December 31, 2002 were as follows: Institutional - $83.9 million; Mutual Funds - $48.7 million; and Wealth Management - $33.3 million.

Private Client

	Three months ended December 31,
(in millions)	2003	2002

Net revenues	$ 171.2	$ 142.9
Non-interest expenses	138.4	126.4

Earnings from continuing operations
before income tax provision	$ 32.8	$ 16.5

Profit Margin	19.2%	11.6%

Private Client also benefited from the improved equity market conditions as net revenues increased 20% to $171.2 million from $142.9 million for the prior year's quarter, primarily as a result of increases in distribution fees from company-sponsored mutual funds, commissions from sales of non-affiliated mutual funds and fees earned from fee-based brokerage accounts. Additionally, revenues benefited from an increase in transaction volume of listed securities and an increase in corporate banking selling concessions. These increases were partially offset by the impact of a $4.0 million reduction in mutual fund commissions for anticipated breakpoint reimbursements to clients. Compensation as a percentage of net revenues declined to 56.0% in December 2003 from 58.1% in December 2002, primarily due to a reduction in commission rates paid on sales of company-sponsored mutual funds and the elimination of bank brokerage commissions, as a result of the sale of our bank brokerage network in the prior year. The profit margin increased to 19.2% from 11.6% in the prior year's quarter, as a result of higher revenues combined with lower effective compensation rates and higher expenses related to advances to financial advisors in the prior year quarter. Additionally, the current quarter includes the breakpoint fine of $2.3 million. Although net revenues increased, Private Client represented 33.8% of consolidated net revenues in December 2003, a decrease from 38.5% in the prior year's quarter as a result of the significant increase in net revenues in our Asset Management segment.

Capital Markets

	Three months ended December 31,
(in millions)	2003	2002

Net revenues	$ 71.2	$ 62.6
Non-interest expenses	58.5	51.0

Earnings from continuing operations
before income tax provision	$ 12.7	$ 11.6

Profit Margin	17.8%	18.5%

Capital Markets net revenues of $71.2 million increased 14% from $62.6 million in the prior year's quarter. Higher corporate banking activity, primarily new issue selling concessions and management, advisory and underwriting fees, were partially offset by a decrease in municipal banking revenues. Compensation as a percentage of net revenues of 55.7% increased slightly from 55.1% in the prior year's quarter. The profit margin decreased slightly to 17.8% from 18.5% in the prior year's quarter, primarily as a result of increased compensation and allocated support costs. Capital Markets represented 14.1% of consolidated net revenues for the quarter ended December 31, 2003, a decrease from 16.9% in the prior year's quarter due to the significant increase in net revenues in our Asset Management segment.

Other

	Three months ended December 31,
(in millions)	2003	2002

Net revenues (losses)	$ 0.2	$ (0.4)
Non-interest expenses	0.1	-

Earnings from continuing operations
before income tax provision	$ 0.1	$ (0.4)

Profit Margin	nm	nm

nm - not meaningful

The Other segment previously included the results of the mortgage banking and servicing operation of Legg Mason Real Estate Services, Inc. ("LMRES"), which was sold during the quarter ended September 30, 2003. Consolidated results have been restated to reflect the results of the sold business as discontinued operations. This segment now includes unallocated corporate revenues and expenses, including gains and losses on certain firm investments.

Nine Months Ended December 31, 2003 Compared to Nine Months Ended December 31, 2002

Net Revenues
Investment advisory and related fees, including distribution fees from company-sponsored mutual and offshore funds, increased 33% to $850.1 million, primarily as a result of $143.0 million in combined growth from Western Asset, PCM, Royce and Legg Mason Funds/Capital Management. Additionally, distribution fees from company-sponsored mutual and offshore funds increased $29.6 million. Investment advisory and related fees represented 61.5% of consolidated net revenues in the nine months ended December 31, 2003, up from 57.1% in the prior year's period.

Securities brokerage revenues, including both commissions and principal transactions, increased 5% to $377.6 million, primarily as a result of increases in listed and over-the-counter equity transaction volume and an increase in commissions from non-affiliated mutual funds. These increases were partially offset by a reduction in commissions of $4.3 million for anticipated reimbursements to clients for breakpoint discounts and the impact of the sale of our bank brokerage network in the prior year. Investment banking revenues were $104.9 million, an increase of 26% over the prior year period, primarily as a result of increases in retail and institutional selling concessions and corporate banking management and advisory fees, partially offset by a decrease in corporate banking private placement fees. Other revenues increased 36% to $32.1 million, primarily as a result of net gains on firm investments and annual servicing fees earned in our retail brokerage business.

Net interest profit of $16.7 million increased 12% from $15.0 million in the prior year period. Interest revenue decreased 25% to $63.0 million as a result of significantly lower interest rates earned on higher average customer and firm investment balances. Interest expense decreased 33% to $46.3 million as a result of significantly lower interest rates paid on customer credit account balances and lower amortized issue costs relating to our zero-coupon contingent convertible senior notes, which were fully amortized in the quarter ended June 30, 2003. Additionally, interest revenue and interest expense declined $6.3 million and $6.2 million, respectively, due to the maturity of the finance subsidiary investments and related notes payable in the prior year. The net interest profit margin in the current period increased to

26.5% from 17.8% in the prior year period, and accounted for 5.1% of earnings before income tax provision, down from 6.5% in the prior year period.

Non-Interest Expenses
Compensation and benefits increased 18% to $779.4 million, as a result of increases in profitability-based incentive expense, primarily asset management related, and increases in both retail and institutional variable sales commissions. However, compensation as a percentage of net revenues decreased to 56.4% from 59.0% in the prior year period, as a result of the impact of fixed compensation costs on increased revenues and a lower percentage of pre-tax profits accrued for corporate executive incentive compensation.

Communications and technology expense of $67.4 million was relatively unchanged from the prior year period, as increased investments in technology were offset by the impact of lower depreciation as a result of assets that become fully depreciated in a prior period.

Occupancy expense increased 3% to $48.5 million in the current year period, primarily due to amounts accrued for the consolidation of the offices of two investment advisory subsidiary locations.

Amortization of intangible assets declined 7% to $16.3 million, primarily as a result of fully amortized asset management contracts.

A litigation award charge of $17.5 million was incurred in the September 2003 quarter as a result of a jury award in a copyright infringement lawsuit (see Note 6 of Notes to Consolidated Financial Statements).

Other expenses increased 26% to $126.8 million in the current year period, as a result of an increase in commissions paid to third-party distributors on sales of mutual funds, increased legal and accounting fees, the breakpoint fine (described previously), stock options expense of $2.1 million for immediately vested stock options awarded to our non-employee directors and an increase of $1.0 million in contributions to our charitable foundation. These increases were partially offset by a decrease in litigation related expenses (excluding the litigation award charge discussed above) and lower expenses related to advances to financial advisors.

The provision for income taxes increased 46% to $127.0 million, as a result of the increase in pre-tax earnings. The effective tax rate increased to 39.0% from 38.1% in the prior year period primarily as a result of the non-deductible fine levied by the SEC and the NASD described previously.

Results By Segment

Asset Management

	Nine months ended December 31,
(in millions)	2003	2002

Net revenues	$ 674.0	$ 480.9
Non-interest expenses	460.5	346.4

Earnings from continuing operations
before income tax provision	$ 213.5	$ 134.5

Profit Margin	31.7%	28.0%

Net revenues in Asset Management increased 40% to $674.0 million and pre-tax earnings increased 59% to $213.5 million, principally as a result of increased investment advisory revenues resulting from higher equity and fixed income assets under management. Investment advisory revenues from Western Asset, PCM, Royce and Legg Mason Funds/Capital Management, combined, accounted for $143.0 million (or 79%) of the increase in investment advisory revenues. In addition, increased investment advisory revenues at Batterymarch also contributed to the increase in net revenues. Included in the increase in investment advisory revenues is an increase of $12.5 million, to $26.4 million, in performance fees. Compensation as a percentage of net revenues was 47.2% in the nine months ended December 31, 2003 and 48.2% in the nine months ended December 31, 2002. The profit margin increased to 31.7% from 28.0% in the prior year's period as a result of a greater portion of revenues generated at subsidiaries that retain a lower percentage of revenues under revenue sharing agreements. Asset Management represented 48.8% of consolidated net revenues for the period ended December 31, 2003, an increase from 42.8% in the prior year period.

Private Client

	Nine months ended December 31,
(in millions)	2003	2002

Net revenues	$ 494.9	$ 444.3
Non-interest expenses	401.7	388.0

Earnings from continuing operations
before income tax provision	$ 93.2	$ 56.3

Profit Margin	18.8%	12.7%

Private Client net revenues increased 11% to $494.9 million from $444.3 million in the prior year period, as a result of increases in distribution fees on company-sponsored mutual funds, corporate selling concessions and an increased volume of listed and over-the-counter securities transaction volume. Additionally, commissions on sales of non-affiliated mutual funds and fees earned from fee-based brokerage accounts contributed to the increase in net revenues. These increases were partially offset by decreases resulting from the impact of the sale of contracts in our bank brokerage network in the prior year and the impact of a $4.3 million reduction in mutual fund commissions for potential breakpoint reimbursements to clients. Compensation as a percentage of net revenues declined to 56.6% in December 2003 from 58.2% in December 2002, primarily due to lower commission rates paid on distribution fees from company-sponsored mutual funds and the elimination of bank brokerage commissions, as a result of the sale of our bank brokerage network in the prior year. The profit margin increased to 18.8% from 12.7% in the prior year period, as a result of higher revenues combined with lower effective compensation expense and reduced litigation expense, partially offset by the breakpoint fine, described previously. Private Client represented 35.8% of consolidated net revenues in the nine months ended December 31, 2003, a decrease from 39.5% in the prior year period due to the significant increase in net revenues in our Asset Management segment.

Capital Markets

	Nine months ended December 31,
(in millions)	2003	2002

Net revenues	$ 213.7	$ 199.0
Non-interest expenses	175.7	160.3

Earnings from continuing operations
before income tax provision	$ 38.0	$ 38.7

Profit Margin	17.8%	19.4%

Capital Markets net revenues of $213.7 million increased 7% from $199.0 million in the prior year period as a result of increased institutional equity over-the-counter transaction volume, increased institutional fixed income trading profits and higher corporate banking management and advisory fees and selling concessions. These increases were partially offset by a decline in fees from structured finance activities. Compensation as a percentage of net revenues remained relatively unchanged at 56.5%, compared to 56.3% in the prior year period. The profit margin decreased to 17.8% from 19.4% in the prior year period as a result of increased allocated support costs. Capital Markets represented 15.5% of consolidated net revenues for the nine months ended December 31, 2003, a decrease from 17.7% in the prior year period due to the significant increase in net revenues in our Asset Management segment.

Other

	Nine months ended December 31,
(in millions)	2003	2002

Net revenues (losses)	$ (1.1)	$ (0.3)
Non-interest expenses	17.9	0.2

Earnings from continuing operations
before income tax provision	$ (19.0)	$ (0.5)

Profit Margin	nm	nm

nm - not meaningful

The Other segment previously included the results of the mortgage banking and servicing operation of LMRES, which was sold during the quarter ended September 30, 2003. Consolidated results have been restated to reflect the results of the sold business as discontinued operations. This segment now includes unallocated corporate revenues and expenses, including gains and losses on certain firm investments. The current period also includes a $17.5 million charge for a single litigation award (see Note 6 of Notes to Consolidated Financial Statements).

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

There has been no material change in our financial condition since March 31, 2003 except for the increases in cash and cash equivalents and stockholders' equity primarily from our results of operations for the nine months ended December 31, 2003. Increases in our customer payables and other liabilities were offset by increases in trading assets, net of trading liabilities, securities borrowed, receivables from customers and cash and securities segregated for regulatory purposes or deposited with clearing organizations. Cash and cash equivalents increased $239.6 million from $690.8 million at March 31, 2003 to $930.4 million December 31, 2003. Excess cash is generally invested in institutional money market funds or reverse repurchase agreements.

During the period ended September 30, 2003, Legg Mason arranged a new three-year, committed, unsecured $100 million credit facility, which replaced a similar $100 million facility which expired in that same quarter. The facility has restrictive covenants that require Legg Mason, among other things, to maintain specified levels of net worth and debt-to-equity ratios. Legg Mason intends to use the facility for general corporate purposes that may include short-term funding needs.

Legg Mason's assets consist primarily of cash and cash equivalents, collateralized short-term receivables, investment advisory fee receivables, securities owned and borrowed, intangible assets and goodwill. Our assets are principally funded by payables to customers, securities loaned, bank loans, long-term debt and equity.

At December 31, 2003, Legg Mason's total assets and stockholders' equity were $6.8 billion and $1.5 billion, respectively. During the nine months ended December 31, 2003, cash and cash equivalents increased $239.6 million. Cash flows from operating activities provided approximately $202.7 million, primarily from the net earnings for the period as increases in our customer payables and other liabilities were offset by increases in net trading securities, securities borrowed, receivables from customers and cash and securities segregated for regulatory purposes. Cash flows from investing activities provided $64.2 million, which included proceeds from securities purchased under agreements to resell and proceeds from the sale of the mortgage banking and servicing operation of LMRES, offset in part by payments for equipment and leasehold improvements. Financing activities used $29.8 million, primarily as a result of the repurchase of common stock, repayment of short-term borrowings, as described below, and dividends paid to stockholders. These increases were offset in part primarily by the issuance of common stock in connection with stock options. During the nine months ended December 31, 2003, we repurchased 407,500 shares of our stock for $30.4 million and we paid cash dividends of $25.0 million ($0.37 per share).

On September 30, 2003, we sold certain assets and liabilities comprising the commercial mortgage banking and mortgage servicing operations of our wholly owned subsidiary, LMRES. LMRES will continue to operate its real estate investment advisory group. The cash received at closing for the sale of the assets was approximately $63.5 million, which included $40.9 million which was used to pay off the outstanding balance of the secured warehouse line of credit. The cash at closing excluded a $6.9 million non-interest bearing note due four years from closing. In addition, the short-term investments securing the outstanding borrowings under the committed, secured compensating balance line of credit were liquidated and the line of credit, used by the mortgage banking and servicing operations, was repaid.

Both of these lines of credit are no longer part of LMRES's continuing operations. The pre-tax earnings and cash flows from the operations of LMRES that were sold are not material to our consolidated results of operations. The financial results of the operations sold are reflected as discontinued operations on our Consolidated Statement of Earnings.

During the quarter ended December 31, 2003, the price of our common stock exceeded the conversion trigger price of our zero-coupon contingent convertible senior notes of $73.15 for at least 20 trading days in the last 30 trading days of the quarter. As a result, our $567 million principal amount at maturity senior notes due 2031 became convertible, commencing on January 2, 2004, into approximately 4.4 million shares of our common stock. See Note 7 of Notes to Consolidated Financial Statements for the impact on our earnings per share.

Our broker-dealer subsidiaries are subject to the requirements of the Securities and Exchange Commission's Uniform Net Capital Rule, which is designed to measure the general financial soundness and liquidity of broker-dealers. As of December 31, 2003, the broker-dealer subsidiaries had aggregate net capital of $318.1 million, which exceeded minimum net capital requirements by $295.0 million. The amount of the broker-dealers' net assets that may be distributed is subject to restrictions under applicable net capital rules.

Contractual Obligations and Contingent Payments
Legg Mason has contractual obligations to make future payments in connection with our short and long-term debt and non-cancelable lease agreements. In addition, we may be required to make contingent payments under business purchase agreements if certain future events occur.

The following table sets forth these contractual and contingent obligations by fiscal year:

	Remaining
(In millions)	2004	2005	2006	2007	2008	Thereafter	Total

Contractual Obligations:
Long-term borrowings by contract maturity(a)	$ --	$ --	$ 378.9	$ --	$ --	$ 425.0	$ 803.9
Coupon interest on long-term borrowings	17.6	35.2	31.9	28.7	28.7	14.3	156.4
Minimum rental commitments	16.8	66.3	55.0	47.5	43.0	115.6	344.2

Total Contractual Obligations	$ 34.4	$ 101.5	$ 465.8	$ 76.2	$ 71.7	$ 554.9	$ 1,304.5

Contingent Obligations:
Contingent payments related to
business acquisitions(b)	0.1	502.5	6.7	300.0	--	--	809.3

Total Contractual and
Contingent Obligations(c)	$ 34.5	$ 604.0	$ 472.5	$ 376.2	$ 71.7	$ 554.9	$ 2,113.8

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

c) The table above does not include approximately $19.4 in capital commitments to investment partnerships in which Legg Mason is a limited partner. These obligations will be funded, as required, through the end of the commitment periods that range from fiscal 2004 to 2011. These capital commitments also include $0.6 of commitments to lend employees funds to invest in one of these partnerships.

Critical Accounting Policies
Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding the reported results of operations and the financial position of Legg Mason. Certain critical accounting policies require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements. Due to their nature, estimates involve judgment based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on our consolidated financial statements. During the quarter ended December 31, 2003, the only material change to the matters discussed under the heading "Critical Accounting Policies" in Part II, Item 7 of Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2003 is described below.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation Number ("FIN") 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51." FIN 46 requires that all special purpose entities ("SPEs") be designated as either voting interest or variable interest entities ("VIE"), with VIEs subject to consolidation by the party deemed to be the primary beneficiary, if any. A VIE is an entity that does not have sufficient equity at risk to finance its activities without additional subordinate financial support or the equity investors do not have the characteristics of a controlling financial interest. The primary beneficiary is the entity that will absorb a majority of the VIE's expected losses, or if there is no such entity, the entity that will receive a majority of the VIE's expected residual returns.

The implementation of FIN 46 was required for periods beginning after June 15, 2003; however, during October 2003, the FASB deferred the effective date for interests in VIEs that were created before February 1, 2003 until the end of the first interim period ending after December 15, 2003. In December 2003, the FASB revised FIN 46 ("FIN 46-R") to incorporate certain modifications. These modifications, among other things, removed the requirement to include gross fees paid to a decision maker in the determination of expected residual returns. As a result of these modifications, we will not likely be the primary beneficiary for VIEs created to manage assets for clients. We adopted FIN 46-R as of the December 31, 2003.

Legg Mason, through one of its asset management subsidiaries, is the collateral manager of five Collateralized Debt Obligation entities ("CDOs"). CDOs are pooled investment vehicles in which equity and debt investors earn a return based on the performance of the underlying assets purchased with the invested capital. The debt is divided into different tranches or classes with varying credit ratings and coupon rates, which allows investors to gain exposure to a diversified pool of assets at their desired risk/return levels. The cash flow generated from the pool of assets is used to pay administrative expenses and service the issued debt; any excess cash flow is paid to the equity holders. For its services as collateral manager, we are entitled to receive senior management fees and may be eligible, under certain circumstances, to receive subordinate management fees. We can be removed as collateral manager under certain conditions. We did not sell or transfer assets to the CDOs. We believe that these CDOs qualify as VIEs that are subject to all of the provisions of FIN 46-R as of December 31, 2003.

Our involvement with each of these CDOs began on varying dates from fiscal year ended March 31, 2002 through September 2003. As of December 31, 2003, the total assets of these five CDOs were $2.0 billion. We entered into a forward purchase contract as a cash flow hedge to purchase a $4.2 million equity interest in one of the CDOs. During the quarter ended September 30, 2003, we sold the forward purchase contract to a third party and recognized a pre-tax loss on the sale of $1.672 million ($1.0 million net of tax). As of December 31, 2003, we have no equity interest in any of the CDOs and as such do not have an exposure to loss related to these entities. To calculate expected residual returns, we used a discounted cash flow model, similar to that used by rating agencies, which incorporates a variety of assumptions regarding the underlying collateral of the portfolio. These assumptions reflect analysis of debt ratings and prices of the underlying collateral, probability of default, default timing and subsequent recovery, and an appropriate discount rate. Based upon the modeling that was performed, we have determined that we are not the primary beneficiary, and accordingly, did not consolidate any of these CDOs.

In addition, in the normal course of our business activities, Legg Mason, through its subsidiaries, is the general partner, and in some cases a limited partner, in investment partnerships and is the investment manager and/or managing member in limited liability companies and off-shore investment vehicles. Application of FIN 46-R for these entities is effective as of March 31, 2004. We do not believe we are the primary beneficiary of any of these entities and, therefore, the application of the requirements of FIN 46-R will not require consolidation of the VIEs. These entities are primarily investment vehicles and include many types of investment strategies including real estate, equity and fixed income portfolios. Our exposure to risk in these entities is generally limited to any equity investment we have made or are required to make and any earned but uncollected management fees. These uncollected fees are not material at December 31, 2003.

The following table is a recap of the VIEs in which we believe we have a significant variable interest:

			Legg Mason's	Legg Mason's
	Number of		Equity Investment at	Remaining Capital
Entity Type	Entities	Total Assets*	December 31, 2003*	Commitments*

CDOs	5	$ 1,971	$ -	$ -
Trusts	4	951	-	-
Limited Partenerships/REIT	10	457	12	19
Offshore Investment Vehicles	4	113	-	-
Limited Liability Companies(1)	2	24	-	-

Total	25	$ 3,516	$ 12	$ 19

*in millions
(1) Excludes 4 limited liability companies in which one of Legg Mason's asset management subsidiaries has approximately $17.2 million invested by its long-term incentive plan. Legg Mason does not have a direct valuable interest since it does not earn any fees on these assets.

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

In December, 2003, the FASB revised FIN No. 46 ("FIN 46-R"), to incorporate certain modifications. These modifications, among other things, removed the requirement to include the gross fees paid to a decision maker in the determination of the expected residual returns. Legg Mason adopted FIN 46-R as of December 31, 2003. Except for added disclosures, this did not materially impact our consolidated financial statements.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended December 31, 2003, there were no material changes to the information contained in Part II, Item 7A of Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

Item 4.     Controls and Procedures

As of December 31, 2003, Legg Mason's management, including the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Principal Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and the Principal Financial Officer, of material information about Legg Mason required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There have been no changes in Legg Mason's internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1.           Legal Proceedings

On November 4, 2003, Legg Mason Wood Walker, Incorporated ("LMWW") was informed by representatives of the enforcement divisions of the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers ("NASD") that they intended to seek authority to initiate disciplinary proceedings against LMWW for its failure to provide certain clients the benefit of breakpoint discounts in connection with purchases of non-proprietary mutual fund Class A shares. LMWW has offered to settle the matter with the SEC and NASD. Under the proposed settlement, LMWW would consent to findings that it violated Section 17(a)(2) of the Securities Act of 1933, Rule 10b-10 under the Securities Exchange Act of 1934, and NASD Conduct Rule 2110. LMWW would also agree to remedial measures that include a censure, a cease and desist order, fines totaling approximately $2.3 million and a requirement that LMWW: (a) conduct a comprehensive review of purchases of non-proprietary mutual fund Class A shares since January 1, 2001 to determine whether clients were provided applicable breakpoint discounts; (b) reimburse any clients who did not receive applicable breakpoint discounts; (c) report to the NASD on its refund program; and (d) provide certifications to the SEC and NASD that LMWW has implemented procedures designed to prevent and detect failures to provide applicable breakpoint discounts. LMWW expects the SEC and the NASD to act on the proposed settlement very soon. LMWW has elected to conduct a comprehensive review of purchases for a longer period than that contemplated by the proposed settlement, and for the quarter and nine months ended December 31, 2003, Legg Mason has accrued $4.0 million and $4.3 million, respectively, for client reimbursements. These accrued amounts are in addition to the fines discussed above.

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

                      32.2       Certification of Principal Financial Officer pursuant to 18
                                    U.S.C. Section 1350, as adopted pursuant to Section 906
                                    of the Sarbanes-Oxley Act of 2002

            (b)      No reports on Form 8-K were filed during the quarter ended December 31, 2003.
                       However a report on Form 8-K, reporting under Item 12, was furnished to the Securities and Exchange Commission on October 22, 2003. That report contained consolidated statements of earnings for the quarters and six months ended September 30, 2003 and
                       2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGG MASON, INC
(Registrant)

DATE: February 11, 2004	/s/Raymond A. Mason
Raymond A. Mason
Chairman, President and
Chief Executive Officer

DATE: February 11, 2004	/s/Charles J. Daley, Jr.
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