Form 10-K
period 2004-03-31
LEGG MASON INC
filed 2004-06-04
CIK 704051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

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

As of September 30, 2003, the aggregate market value of the registrant’s voting stock, consisting of the registrant’s common stock and the exchangeable shares discussed below, held by non-affiliates was $4,417,879,301.

As of May 21, 2004, the number of shares outstanding of the registrant’s common stock was 66,804,704. In addition, on that date a subsidiary of the registrant had outstanding 1,931,667 exchangeable shares which are convertible on a one-for-one basis at any time into shares of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on July 20, 2004 are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS.

General

We are a holding company that, through our subsidiaries, is principally engaged in providing the following services to individuals, institutions, corporations, governments and government agencies:

•	asset management;

•	securities brokerage;

•	investment banking; and

•	other related financial services.

We currently operate through three business segments: Asset Management, Private Client and Capital Markets; however, in reporting our results, we include a fourth segment — Corporate.

In our asset management business, we provide investment advisory services to institutional and individual clients and company-sponsored investment funds. We classify our asset management business into three divisions: Mutual Funds, Institutional and Wealth Management.

In our Mutual Funds business, we sponsor domestic and international equity, fixed income and money market mutual and closed-end funds and other proprietary funds. We have two asset management subsidiaries that primarily focus on managing proprietary investment funds:

•	Legg Mason Funds Management, Inc., an equity asset manager located in Baltimore, Maryland; and

•	Royce & Associates, LLC, a primarily small-cap value equity manager located in New York, New York.

Our Institutional asset management subsidiaries provide a wide range of asset management services and products to domestic and international institutional clients. Our Institutional asset management subsidiaries are:

•	Western Asset Management Company and Western Asset Management Company Limited, fixed income asset managers located in Pasadena, California; London, England and Singapore;

•	Brandywine Asset Management, LLC, an equity and fixed income manager headquartered in Wilmington, Delaware;

•	Batterymarch Financial Management, Inc., a U.S., international and emerging markets equity manager headquartered in Boston, Massachusetts;

•	Legg Mason Capital Management, Inc., an equity asset manager located in Baltimore, Maryland;

•	Legg Mason Canada Inc. (formerly Perigee Investment Counsel Inc.), an equity and fixed income manager headquartered in Toronto, Canada; and

•	Legg Mason Investments Holdings Limited, which primarily distributes company-sponsored offshore funds and is headquartered in London, England.

Our Wealth Management subsidiaries provide customized discretionary investment management services and products to high net worth individuals and families, endowments and foundations and institutions. Our Wealth Management subsidiaries are:

•	Private Capital Management, L.P., an equity asset manager located in Naples, Florida;

•	Bartlett & Co., a balanced, equity and fixed income portfolio manager headquartered in Cincinnati, Ohio;

•	Barrett Associates, Inc., an equity asset manager located in New York, New York;

•	Berkshire Asset Management, Inc., an equity, balanced and fixed income portfolio manager located in Wilkes-Barre, Pennsylvania;

•	Legg Mason Focus Capital, Inc., an equity asset manager headquartered in Bryn Mawr, Pennsylvania; and

•	Legg Mason Trust, fsb, a federal chartered thrift organization that manages fixed income and equity assets and is headquartered in Baltimore, Maryland.

Our Private Client and Capital Markets business segment activities are primarily conducted through Legg Mason Wood Walker, Incorporated (“Legg Mason Wood Walker”), our principal broker-dealer subsidiary. Legg Mason Wood Walker is a full service broker-dealer, investment advisor and investment banking firm operating primarily in the Eastern and Southern regions of the United States.

Our Corporate business segment currently consists primarily of unallocated corporate revenues and expenses. Before the September 30, 2003 sale of the mortgage banking and servicing operations of Legg Mason Real Estate Services, Inc. (“LMRES”), our real estate finance and mortgage banking subsidiary, we included these unallocated corporate revenues and expenses in an Other business segment that consisted primarily of the operations of LMRES.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Fiscal 2004 Compared with Fiscal 2003 — Results by Segment” for the net revenues and pre-tax earnings of each of our business segments. See Note 18 of Notes to Consolidated Financial Statements in Item 8 of this Report for the net revenues and pre-tax earnings generated by Legg Mason in each of the four principal geographic areas in which we conduct business.

Legg Mason, Inc. was incorporated in Maryland in 1981 to serve as a holding company for Legg Mason Wood Walker and other subsidiaries. The predecessor company to Legg Mason Wood Walker was formed in 1970 under the name Legg Mason & Co., Inc. to combine the operations of Legg & Co., a Maryland-based broker-dealer formed in 1899, and Mason & Company, Inc., a Virginia-based broker-dealer formed in 1962. Our subsequent growth has occurred primarily through internal expansion and the acquisition of asset management and broker-dealer firms.

Additional information about Legg Mason is available on our website at http://www.leggmason.com. We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and our proxy statements. Investors can find this information under the “Inside Legg Mason-Investor Relations” section of our website. These reports are available through our website as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission. In addition, the Legg Mason, Inc. Corporate Governance Principles, Code of Conduct for all employees and directors and charters for the committees of our Board of Directors are also available on our corporate website at http://www.leggmason.com under the “Inside Legg Mason-Investor Relations” section. A copy of any of these materials may also be obtained, free of charge, by sending a written request to Corporate Secretary, Legg Mason, Inc., 100 Light Street, Baltimore, Maryland 21202. Within the time frames required by the Securities and Exchange Commission or the New York Stock Exchange, we will post on our website any amendments to the Code of Conduct and any waiver of the Code of Conduct applicable to any executive officer, director, principal financial officer, principal accounting officer or controller. The information on our website is not incorporated by reference into this Report.

Unless the context otherwise requires, all references in this Report to “we,” “us,” “our” and “Legg Mason” include Legg Mason, Inc. and its predecessors and subsidiaries.

Revenues by Source (1)

LEGG MASON, INC. AND SUBSIDIARIES

	Years Ended March 31,
	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Investment Advisory and Related Fees:
Separate Accounts	$678,867	35.0%	$488,614	32.6%	$423,745	29.8%
Mutual Funds:
Advisory Fees	329,908	17.0	223,540	14.9	186,642	13.1
Distribution Fees	190,073	9.8	137,024	9.1	159,961	11.2
Related Fees	18,182	0.9	11,152	0.7	10,244	0.7

Total	1,217,030	62.7	860,330	57.3	780,592	54.8
Commissions:
Listed and Over-the-Counter	223,395	11.5	197,339	13.2	212,531	14.9
Mutual Funds	79,021	4.1	77,671	5.2	80,276	5.6
Insurance and Annuities	35,974	1.8	36,408	2.4	31,547	2.2
Options	5,129	0.3	5,301	0.3	6,539	0.5

Total	343,519	17.7	316,719	21.1	330,893	23.2
Principal Transactions:
U.S. Government and Agency	55,638	2.9	58,500	3.9	46,868	3.3
Municipal	27,254	1.4	31,777	2.1	30,435	2.2
Corporate Debt	47,547	2.4	35,569	2.4	31,431	2.2
Equities	35,042	1.8	32,348	2.1	30,166	2.1

Total	165,481	8.5	158,194	10.5	138,900	9.8
Investment Banking:
Corporate	135,608	7.0	93,350	6.2	88,424	6.2
Municipal	14,489	0.7	15,681	1.1	13,760	1.0

Total	150,097	7.7	109,031	7.3	102,184	7.2
Interest Income	84,314	4.3	106,220	7.1	163,460	11.5

Other	43,826	2.3	35,849	2.4	32,864	2.3

Total Revenues	2,004,267	103.2	1,586,343	105.7	1,548,893	108.8
Interest Expense	63,155	3.2	85,997	5.7	125,342	8.8

Net Revenues	$1,941,112	100.0%	$1,500,346	100.0%	$1,423,551	100.0%

(1)	Restated to reflect discontinued mortgage banking and servicing operations, where applicable.

Asset Management Business Segment

Our Asset Management business segment provides investment advisory services to institutional and individual clients and company-sponsored investment funds. Operating in offices primarily located in the United States, and also located in the United Kingdom, Canada and Singapore, our asset management subsidiaries provide a broad array of investment management products and services. Our investment products include proprietary mutual funds ranging from money market and fixed income funds to equity funds managed in a wide variety of investing styles, domestic and offshore funds and certain unregistered, alternative investment products.

In our asset management business, our subsidiaries primarily earn revenues by charging fees for managing the investment assets of clients. Fees are typically calculated as a percentage of the value of assets under management and vary with the type of account managed, the asset manager and the type of client. Our asset management subsidiaries also may earn performance fees from certain accounts if the investment performance of the assets in the account exceeds a specified benchmark during a measurement period. Accordingly, the fee income of each of our asset management subsidiaries will typically increase or decrease as its average assets under management increases or decreases. Increases in assets under management generally result from appreciation in the value of client assets and from inflows of additional assets from new and existing clients. Conversely, decreases in assets under management generally result from asset value depreciation and from client redemptions and withdrawals.

As of March 31 of each of the last three years, our subsidiaries had the following aggregate assets under management:

	Total Assets Under Management (billions)	Total Equity- Related Assets Under Management (billions)	% of Total in Equity Assets	Total Fixed Income-Related Assets Under Management (billions)	% of Total in Fixed Income Assets
2004	$286.4	$112.3	39.2%	$174.1	60.8%
2003	192.2	60.1	31.3	132.1	68.7
2002	177.0	67.2	38.0	109.8	62.0

Our asset management business has had steady growth over the last ten years, both in absolute terms and in terms of the percentage of our revenues and profits that it generates. During that period, our assets under management have grown from $16.7 billion to $286.4 billion and our investment advisory and related fee revenues, which include distribution fees that are included in the Private Client business segment, have grown from $96.9 million to $1.2 billion. This growth in our asset management business has occurred through both internal growth and strategic acquisitions of asset management businesses. More recently, we have sought to grow our asset management business internationally, and, as a result, $48.5 billion of our assets under management are either in offshore funds or are managed by our non-U.S.-based subsidiaries. It is our strategy to continue to grow our asset management business, both in absolute terms and as percentages of our total revenues and profits.

We believe that market conditions and the investment performance of our asset management subsidiaries will be critical elements in our attempts to grow our assets under management and asset management business. When securities markets are strong, our assets under management will tend to increase because of market growth, resulting in increased asset management revenues. Similarly, if our asset management subsidiaries can produce strong investment results relative to those of other investment managers, our assets under management will tend to increase as a result of the investment performance. In addition, strong market conditions or strong relative investment performance can result in increased inflows in assets from existing and new clients. Conversely, in periods when securities markets are weak or declining, or when our asset management subsidiaries have not produced strong relative performance, it is likely to be more difficult to grow our assets under management and asset management business and, in such periods, our assets under management and asset management business are more likely to decline.

Our asset management subsidiaries manage the accounts of their clients pursuant to written investment management contracts between the client and the subsidiary. These contracts generally specify the management fees to be paid by the client and the investment strategy for the account, and are generally terminable by either party on relatively short notice. Investment management contracts may not be assigned (including as a result of transactions, such as a direct or indirect change of control of the asset management subsidiary, that would constitute an assignment under the Investment Advisers Act of 1940) without the prior consent of the client. When the asset management client is a registered mutual fund or closed-end fund (whether or not a Legg Mason subsidiary has sponsored the fund), the fund’s board of directors must annually approve the investment management contract, and any material changes to the contract or assignment of the contract (including as a result of transactions, such as a direct or indirect change of control of the asset management subsidiary, that would constitute an assignment under the Investment Company Act of 1940) must be approved by the investors in the fund.

We conduct our asset management business primarily through 15 subsidiaries. Each of these subsidiaries generally focuses on a different aspect of the asset management business in terms of the types of assets managed (primarily equity or fixed income), the types of products and services offered, the investment styles utilized, the distribution channels used and the types and geographic locations of its clients. These subsidiaries are generally operated as individual businesses, in many cases with certain administrative functions being provided by the parent company and other affiliates, that market their products and services under their own brand names. Consistent with this approach, we have in place revenue sharing agreements with Legg Mason Funds Management and Legg Mason Capital Management, Royce & Associates, Western Asset Management Company and Western Asset Management Company Limited, Brandywine Asset Management, Batterymarch Financial Management, Private Capital Management, Bartlett & Co., Barrett Associates and Berkshire Asset Management and/or certain of their key officers. Pursuant to these revenue sharing agreements, a specified percentage of the subsidiary’s revenues is required to be distributed to us, and the balance of the revenues is retained to pay operating expenses, including salaries and bonuses, with specific expense and compensation allocations being determined, subject to our approval, by the subsidiary’s management.

We classify our asset management business into three divisions: Mutual Funds, Institutional and Wealth Management. Mutual Funds encompasses the subsidiaries that are primarily engaged in providing investment advisory services to proprietary mutual and closed-end funds and the proprietary funds operations of our other asset managers. Our Institutional managers are subsidiaries that focus on providing asset management services for institutional clients. Our Wealth Managers are subsidiaries that primarily focus on providing asset management services for high net worth individuals and family groups and endowments. There is overlap among the three groups of subsidiaries as many of our Institutional subsidiaries and Wealth Managers also manage investment funds that are part of the Mutual Funds division and each subsidiary may provide asset management services to other types of clients. Our asset management divisions are described in more detail below.

Our assets under management by division (in billions) as of March 31 of each of the three years indicated below was as follows:

	2004	2003	2002
Mutual Funds	$64.3	$35.9	$37.3
Institutional	187.0	136.8	119.3
Wealth Management	35.1	19.5	20.4

Total	$286.4	$192.2	$177.0

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

For the fiscal years ended March 31, 2004, 2003 and 2002, our Asset Management segment produced aggregate net revenues of $969.3 million, $648.1 million and $557.9 million, respectively. Our net revenues by division (in millions) within our Asset Management segment for each of those fiscal years was as follows:

	2004	2003	2002
Mutual Funds	$311.0	$202.9	$173.8
Institutional	458.0	325.2	290.6
Wealth Management	200.3	120.0	93.5

Total	$969.3	$648.1	$557.9

We calculate our net revenues by Asset Management division in a different manner from the way we calculate our assets under management by Asset Management division. In reporting our net revenues by Asset Management division, we include in each division all revenues of the subsidiaries within the division, including revenues earned for providing investment advisory services to proprietary funds, rather than crediting revenues from proprietary funds to the Mutual Funds division. Revenues for the Mutual Funds division also include revenues for certain administrative, marketing, sales and distribution services (excluding those distribution and service fee revenues that are included in our Private Client business segment) provided to proprietary mutual funds. Revenues for the Institutional division also include revenues for certain administrative, marketing, sales and distribution services provided to proprietary offshore funds.

Mutual Funds

In our Mutual Funds division, we sponsor domestic and international equity, fixed income and money market mutual funds, closed-end funds and other proprietary funds. As of March 31, 2004 and 2003 our Mutual Funds division managed assets with value of $64.3 billion and $35.9 billion, respectively. Approximately 47% of the growth in assets managed by this division during the fiscal year resulted from positive net client cash flows, and almost all of the remainder of the growth resulted from asset appreciation. Our mutual funds business primarily consists of two families of proprietary mutual and closed-end funds, the Legg Mason Funds and the Royce Funds. The Legg Mason Funds invest in a wide range of domestic and international equity and fixed income securities utilizing a number of different investment styles. The Royce Funds invest primarily in small-cap domestic company stocks using a value investment approach. Of our $64.3 billion in Mutual Funds assets as of March 31, 2004, $43.5 billion were in these two proprietary fund families.

The Legg Mason Funds consist of 22 separate mutual funds. Of these funds, three are money market funds, eight invest primarily in taxable or tax-free fixed income securities, nine invest primarily in domestic equity securities and two invest primarily in international equity securities. Investment objectives for the Legg Mason Funds range from capital appreciation to current income. Equity investment strategies may emphasize large-cap, mid-cap or small-cap investing. The largest of the Legg Mason Funds is Legg Mason Value Trust, Inc., which had $14.2 billion in assets as of March 31, 2004 and has received recognition for its investment performance over the last 13 calendar years.

Legg Mason Funds Management, Inc. is the primary equity investment advisor to the Legg Mason Funds. Legg Mason Funds Management serves as investment advisor to four of the equity funds in the Legg Mason Funds family, including Legg Mason Value Trust, Inc. Legg Mason Funds Management also sub-advises the mutual fund managed by the joint venture described below and investment products sponsored by Legg Mason Canada and Legg Mason Investments. Legg Mason Funds Management’s investment process uses a variety of techniques to develop an estimate of the worth of a business over the long term. The objective is to identify companies where the intrinsic value of the business is significantly higher than the current market value.

We and one of our employees each own 50% of a joint venture subsidiary that serves as investment manager of one equity fund, Legg Mason Opportunity Trust, within the Legg Mason Funds family. All of the assets managed by this joint venture, $3.2 billion at March 31, 2004, are included in our assets under management.

In addition to Legg Mason Funds Management and the joint venture, a number of our other subsidiaries manage Legg Mason Funds. Western Asset Management Company serves as investment advisor to five taxable fixed income funds and two taxable money market funds; Legg Mason Trust, fsb serves as investment advisor to three tax-exempt fixed income funds and one tax-exempt money market fund; Batterymarch Financial Management serves as investment advisor to two international equity funds; Brandywine Asset Management serves as investment advisor to two equity funds; and Bartlett & Co. and Barrett Associates each serve as investment advisor to one equity fund.

The Royce Funds consist of 18 mutual funds and three closed-end funds that invest primarily in small-cap domestic company stocks. The investment objective of each of these funds is long-term appreciation of capital using a value approach. The funds differ in their approaches to investing in small or micro-cap companies and the universe of securities from which they can select. Further, two of the funds are used as funding vehicles for insurance products.

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

Our proprietary mutual funds are distributed through a number of channels. Legg Mason Wood Walker is the principal underwriter for the Legg Mason Funds, which are primarily distributed to retail investors through our Private Client Group financial advisors and through our funds marketing departments. The Royce Funds are primarily distributed through non-affiliated funds supermarkets, non-affiliated wrap programs, direct distribution and our Private Client Group financial advisors. In addition, two of the portfolios in the Royce Funds are distributed only through insurance companies. For the fiscal years ended March 31, 2004, 2003 and 2002, we received from our proprietary mutual funds and offshore investment funds approximately $190.1 million, $137.0 million and $160.0 million, respectively, in asset-based distribution and service fees, of which $147.9 million, $112.7 million and $132.5 million, respectively, are included in the Private Client business segment.

Our Mutual Funds division also includes the Western Asset Funds, a proprietary family of mutual funds that are marketed primarily to institutional investors. Western Asset Management Company sponsors these funds and manages them using a team approach under the supervision of Western Asset’s investment committee. The funds primarily invest in fixed income securities. Western Asset also manages four closed-end funds. The Western Asset Funds, and the institutional and financial intermediary classes of the Legg Mason Funds, are marketed to institutional investors primarily through our institutional funds marketing department.

Our Mutual Funds division also includes seven groups of proprietary funds that are sponsored and managed by our Institutional managers, Mutual Funds managers and Private Capital Management and are offered and sold only outside of the United States to non-U.S. persons. Domiciled in Ireland, the Legg Mason Global Funds plc is a family of 14 funds managed by Western Asset Management Company, Legg Mason Funds Management, Batterymarch Financial Management, Brandywine Asset Management, and Royce & Associates. The U.S. Select Value Fund, a sub-fund of the Legg Mason Select Funds plc, is also an Ireland domiciled fund that is managed by Private Capital Management. Western Asset Management Company Limited sponsors and manages the Western Asset Funds plc, another Ireland domiciled funds family that consists of 41 fixed income funds. The Legg Mason Worldwide family of funds consists of two funds domiciled in Luxembourg that are managed by Batterymarch Financial Management. Legg Mason Canada manages a group of 17 Canadian funds that are sold in Canada. Legg Mason Investments sponsors a group of ten funds domiciled in the United Kingdom. Finally, Legg Mason Asset Management (Asia) Pte Ltd manages and sponsors a family of seven unit trusts domiciled in Singapore.

Institutional

Our Institutional managers provide a wide range of asset management services and products to domestic and international institutional clients. These subsidiaries manage a range of domestic, international and global equity, balanced, fixed income and cash management portfolios for their institutional clients. Our domestic and international institutional clients include pension and other retirement funds, corporations, insurance companies, endowments and foundations and governments. Our seven primary Institutional asset management subsidiaries are described below.

As of March 31, 2004 and 2003, our Institutional asset management subsidiaries managed assets with a value of $186.3 billion and $135.8 billion, respectively (excluding assets with a value of $18.7 billion and $13.2 billion, respectively, in proprietary funds managed by these subsidiaries). These amounts also exclude $0.7 billion and $1.0 billion, respectively, of institutional assets managed by subsidiaries, primarily LMRES, outside of our Asset Management business segment. Over 75% of the assets managed by our Institutional managers (excluding assets in proprietary funds managed by these subsidiaries) are in fixed income assets managed by Western Asset and Western Asset Limited. Similarly, over 70% of the growth in assets managed by our Institutional managers during the fiscal year (excluding assets in proprietary funds managed by these subsidiaries) resulted from growth in fixed income assets managed by Western Asset and Western Asset Limited, supplemented by growth in assets managed by Brandywine, Batterymarch, and Legg Mason Capital Management. Approximately 53% of the growth in assets managed by the subsidiaries in this division during the fiscal year (excluding assets in proprietary funds managed by these subsidiaries) resulted from positive net client cash flows, and almost all of the remainder of the growth resulted from asset appreciation.

Western Asset Management Company is a leading fixed income asset manager for institutional clients. Among the services Western Asset provides are management of separate accounts and management of mutual funds, closed-end funds and other structured investment products. Based in Pasadena, California, Western Asset offers over 30 fixed income asset management products, including its “core” and “core plus” products. In December 2003, we acquired the Singapore business of Rothschild Asset Management (Singapore) Limited, which is housed in a separate subsidiary, Legg Mason Asset Management (Asia) Pte Ltd, and is managed by Western Asset. Western Asset targets four key areas in managing fixed income portfolios — sector allocation, issue selection, duration exposure and term structure weighting. A fifth key area — country/currency allocation — is targeted for global portfolios.

Western Asset Management Company Limited contains the United Kingdom operations of Western Asset Management Company. Based in London, Western Asset Limited manages non-U.S. dollar currency and fixed income assets for many of the international clients of Western Asset.

Brandywine Asset Management, LLC manages equity and fixed income, including global and international fixed income, portfolios for institutional and, through wrap accounts, high net worth individual clients. Brandywine, based in Wilmington, Delaware, pursues a value investing approach in its management of both equity and fixed income assets.

Batterymarch Financial Management, Inc. manages U.S., international and emerging markets equity portfolios for institutional clients. Based in Boston, Massachusetts, Batterymarch primarily uses a quantitative approach to asset management. The firm’s investment process for U.S. and international portfolios, other than emerging market portfolios, is designed to enhance the fundamental investment disciplines by using quantitative tools to process fundamental data.

Legg Mason Capital Management, Inc. manages equity portfolios primarily for institutional accounts. Legg Mason Capital Management and Legg Mason Funds Management are generally operated as a single business, and Legg Mason Capital Management manages client portfolios using the same management style and approaches that are used by Legg Mason Funds Management.

Legg Mason Canada is an institutional investment manager located and operating in Canada. The types of clients for whom Legg Mason Canada provides investment management services include: pension plans for public and private sector entities, managed on both a separate account and pooled basis; third party mutual funds; government sponsored funds; insurance companies; trusts and foundations; and individual investors, whose portfolios are managed separately or on a pooled basis. Legg Mason Canada offers Canadian products managed in a number of different equity and fixed income investment styles, and, through sub-advisory or other arrangements with other subsidiaries, management of non-Canadian assets.

Our Institutional asset management division also includes Legg Mason Investments Holdings Limited. Located in the United Kingdom, Legg Mason Investments previously managed, through its subsidiaries, unit and investment trusts, which are similar to open and closed-end funds in the United States. During the fiscal year ended March 31, 2004, the business of Legg Mason Investments transitioned from managing assets to distributing company-sponsored offshore funds that are managed by other investment management subsidiaries. As part of this transition, Legg Mason Investments has entered into sub-advisory agreements with other asset management subsidiaries to provide portfolio management services to its clients.

Wealth Management

Our Wealth Managers provide customized discretionary investment management services and products to high net worth individuals and families, endowments and foundations and institutions. Our Wealth Managers seek to provide portfolio management, client service and other financial services in a disciplined manner that is tailored to meet our clients’ particular needs and objectives. This division includes five asset management subsidiaries, our trust company subsidiary and a joint venture, all of which are described in more detail below.

As of March 31, 2004 and 2003, our Wealth Management subsidiaries managed assets with a value of $31.7 billion and $17.0 billion, respectively (excluding assets with a value of $1.1 billion and $0.9 billion, respectively, in proprietary funds managed by these subsidiaries). These amounts also exclude $3.4 billion and $2.5 billion, respectively, of wealth management assets managed by subsidiaries outside of our Asset Management business segment, principally Legg Mason Wood Walker. Over 75% of the assets managed by our Wealth Managers (excluding assets in proprietary funds managed by these subsidiaries) are managed by Private Capital Management. Similarly, approximately 90% of the growth in assets managed by our Wealth Managers during the fiscal year (excluding assets in proprietary funds managed by these subsidiaries) resulted from growth in assets managed by Private Capital Management, supplemented by an increase in reported assets managed by Bingham Legg as a result of our decision during the fiscal year to include one-half of their managed assets in our reported assets under management. Approximately 52% of the growth in assets managed by the subsidiaries in this division during the fiscal year (excluding assets in proprietary funds managed by these subsidiaries) resulted from positive net client cash flows, and the remainder of the growth resulted from asset appreciation.

Private Capital Management, L.P. manages equity assets for high net worth individuals and families, institutions, endowments and foundations in separate accounts and through limited partnerships. Based in Naples, Florida, Private Capital Management’s value-focused investment philosophy is based on an analysis of a company’s free cash flow. In executing this philosophy, Private Capital Management seeks to build a portfolio consisting primarily of securities of mid-cap companies that possess several basic elements, including significant free cash flow, a substantial resource base, and a management team with the ability to correct problems that Private Capital Management believes have been excessively or inappropriately discounted by the public markets.

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

Barrett Associates, Inc. (91% owned as of March 31, 2004), including its Seifert Group division, is an equity asset manager for high net worth individuals and family groups, endowments and foundations. Based in New York, New York, Barrett Associates’ focus is to build wealth for its clients through the selection of stocks of high quality companies. Barrett delivers services through separately managed portfolios for individuals and institutions as well as through a proprietary mutual fund, the Barrett Growth Fund.

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

Bingham Legg Advisers LLC is a joint venture that is equally owned by Legg Mason and Bingham McCutchen LLP, a Boston-based law firm. Because Bingham Legg is a joint venture in which we own 50%, we include 50% of the assets it manages within our assets under management. Bingham Legg focuses on clients with a minimum of $1 million to invest.

Each Wealth Management subsidiary retains its own investment style and regional operations, seeking to generate ongoing growth in its core business through direct new business efforts in its market. In addition to these core efforts, we offer a wealth management program, directAdvantage,SM which is a fee based program designed to provide our Private Client Group financial advisors with the ability to deliver the full range of our wealth management investment advisory services to our brokerage clients.

Private Client Business Segment

Our Private Client business segment distributes a wide range of financial products through its branch distribution network, including equity and fixed income securities, proprietary and non-affiliated mutual funds and annuities. This business segment is conducted primarily through Legg Mason Wood Walker.

Private Client Securities Business

For the fiscal years ended March 31, 2004, 2003 and 2002, our revenues derived from securities transactions for individual investors (excluding interest on margin accounts) in our Private Client business constituted approximately 62%, 61% and 64%, respectively, of our total revenues from securities transactions and 19%, 21% and 23%, respectively, of our net revenues. While there has been a significant decline in the percentage of our revenues contributed by our Private Client securities business, this percentage has decreased primarily as a result of increases in Asset Management revenues. We charge retail commissions on both exchange and over-the-counter (“OTC”) transactions in accordance with an internal schedule. We grant discounts from the schedule in certain cases. When we execute OTC transactions with an individual client, we allocate commissions to Private Client which are included in Revenues by Source table as Principal Transactions. We also offer account arrangements under which a single fee is charged based on a percentage of the assets held in a customer’s account and no charge is imposed on a transaction-by-transaction basis. This single fee covers all execution and advisory services, including advisory services provided by our asset management subsidiaries and selected independent advisory firms. In addition, we provide asset allocation and advisor performance and selection consultation services. We have entered into dealer-sales agreements with a number of major distributors that offer mutual fund shares through broker-dealers. In addition, we sell shares of our proprietary mutual funds though our retail sales network. See “Asset Management Business Segment — Mutual Funds.” The total client assets held by our Private Client Group accounts as of March 31, 2004, 2003 and 2002 were $85.9 billion, $65.3 billion and $69.6 billion, respectively, including assets invested in proprietary mutual funds and other asset management accounts that are included in our assets under management.

One of our strategic goals in our Private Client business has been to emphasize the percentage of Private Client revenues that are fee-based, rather than transaction-based. We believe that fee-based revenues tend to be less volatile, particularly in times of weak equity markets, than transaction-based revenues. In the fiscal year ended March 31, 2004, the percentage of Private Client revenues that was fee-based was approximately 44%. In calculating the fee-based percentage of Private Client revenues, we include in fee-based revenues distribution fees from proprietary and non-proprietary mutual funds and asset-based account management fees.

Brokerage Offices

This table shows, as of March 31, 2004, information with respect to our retail securities brokerage offices.

Location	Number of Financial Advisors	Number of Offices
United States:
Maryland	310	18
Pennsylvania	192	19
Virginia	141	14
North Carolina	84	11
Florida	70	14
Louisiana	69	7
Ohio	55	8
New Jersey	49	4
District of Columbia	42	1
Massachusetts	41	4
Texas	38	4
New York	37	4
Mississippi	35	4
South Carolina	34	4
Tennessee	23	4
Alabama	22	4
West Virginia	15	2
Georgia	15	1
Maine	14	1
Connecticut	10	1
Rhode Island	10	1
Delaware	3	1
New Hampshire	2	1

Total	1,311	132

Margin Accounts, Interest Income and Free Credit Balances

We effect customers’ securities transactions on either a cash or margin basis. In a cash transaction, the customer pays the price for the securities in cash. In a margin transaction, the customer pays less than the full cost of the securities purchased and borrows the balance of the purchase price from us. The loan is secured by the securities purchased or other securities owned by the customer. The amount of the loan is subject to the margin regulations (Regulation T) of the Board of Governors of the Federal Reserve System, New York Stock Exchange, Inc. (“NYSE”) margin requirements and our internal policies. In some instances, our internal policies are more stringent than Regulation T or NYSE requirements. In permitting a customer to purchase securities on margin, we are subject to the risks that a market decline could reduce the value of our collateral below the amount of the customer’s indebtedness and that the customer might be otherwise unable to repay the indebtedness.

We charge interest on amounts borrowed by customers (debit balances) to finance their margin transactions. The rate of interest we charge is the prime rate plus or minus an additional amount that varies depending upon the amount of the customer’s average debit balance. Interest revenue derived from these sources constituted approximately 2%, 2% and 4%, of our net revenues for the fiscal years ended March 31, 2004, 2003 and 2002, respectively. We also earn interest on securities we own and on operating and segregated cash balances.

We finance customers’ margin account borrowings primarily through free credit balances (excess funds held by customers in their brokerage accounts). We pay interest on free credit balances in Legg Mason Wood Walker customers’ accounts when the funds will be used for reinvestment at a future date. In fiscal year 2004, we paid interest on approximately 94% of Legg Mason Wood Walker’s retail customer free credit balances.

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

Other Services

At March 31, 2004, Legg Mason Wood Walker served as a non-bank custodian for approximately 370,000 IRAs, 28,000 Simplified Employee Pension Plans and 24,000 Qualified Plans.

Registrations and Exchange Memberships

Legg Mason Wood Walker is registered as a broker-dealer with the Securities and Exchange Commission (“SEC”), is a member of the NYSE, the National Association of Securities Dealers, Inc. (“NASD”), the American Stock Exchange, the Securities Investors Protection Corporation (“SIPC”), the National Futures Association and the New York Mercantile Exchange and is registered as a futures commission merchant with the Commodity Futures Trading Commission. In addition, Legg Mason Wood Walker is a member of the Philadelphia, Boston and Chicago stock exchanges.

Capital Markets Business Segment

Our Capital Markets business segment is conducted primarily through Legg Mason Wood Walker, however, it includes the operations of another subsidiary, Howard Weil Incorporated. This segment consists of our:

•	equity and fixed income institutional sales and trading;

•	investment banking;

•	syndicate;

•	structured products; and

•	research.

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

We execute transactions for institutional investors as a broker or as a principal. We generally offer discounts from our commission schedule to our institutional customers. The size of these discounts varies with the size of particular transactions and other factors. For the fiscal years ended March 31, 2004, 2003 and 2002, the revenues we derived from securities transactions for institutional investors in our Capital Markets business constituted approximately 35%, 36% and 34%, respectively, of our total revenues from securities transactions and 11%, 13% and 12%, respectively, of our net revenues.

Trading

We are a market maker in certain equity securities that are traded on the Nasdaq Stock Market. As of March 31, 2004, we made markets in equity securities of approximately 375 corporations, including corporations for which we have acted as a managing or co-managing underwriter of securities offerings. We also are an active market maker and distributor of municipal bonds, particularly bonds issued by municipalities located in the Mid-Atlantic and Southern regions.

Our trading activities are also conducted with other dealers, and with institutional and individual customers of our branch office system. We designate an amount from trading activities representing a commission to the Private Client business segment when the transaction involves a retail client. In trading equity and debt securities, we maintain positions in the securities to service our customers and accordingly expose our capital to the risk of fluctuations in market value. We realize profits and losses from market fluctuations in these securities, although we generally seek to avoid substantial market risk, and may engage in hedging transactions to reduce risk. Trading profits (or losses) depend upon the skills of the employees engaged in trading activities, the amount of capital allocated to positions in securities, the interest rate environment and the general level of activity and trend of prices in the securities markets.

Among our traders, 56 are involved in trading corporate equity and debt securities, 19 are involved in trading municipal securities, six are involved in trading mortgage-backed securities, and seven are involved in trading government securities.

Investment Banking

For the fiscal years ended March 31, 2004, 2003 and 2002, the revenues we derived from investment banking activities constituted approximately 8%, 7% and 7%, respectively, of our net revenues. At March 31, 2004, we had 109 professionals engaged in investment banking activities, including 78 in corporate finance and 31 in municipal finance. Within our corporate finance investment banking group, our professionals are generally engaged in covering the following industries/practice areas: real estate, life sciences, telecommunications, information technology, financial institutions, education, transportation, strategic advisory and private placements.

Our investment banking activities include public offerings and private placements of debt and equity securities and the provision of financial advisory services principally in connection with debt and equity private placements and with respect to merger and acquisition transactions. Within our corporate investment banking business, the Structured Finance Group provides investment banking services to arrange and finance net lease financing transactions, other lease financings and other securitizations or similar financing transactions. Our investment banking clients include private and public companies, municipalities and other non-profit organizations.

We participate as an underwriter in public offerings of corporate debt and equity issues and municipal securities. We also manage or co-manage some of these offerings.

The following tables show for each of the last three fiscal years (i) the total number and dollar amount of corporate stock and bond and municipal bond offerings we managed or co-managed, and (ii) the total number and dollar amount of our underwriting participations in both those offerings and offerings managed by others.

Fiscal Year Ended March 31,	Managed or Co-Managed Offerings
	Number of Issues		Amount of Offerings
	Corporate	Municipal	Corporate	Municipal
2002	67	296	$13,855,984,000	$10,121,141,000
2003	81	297	23,299,850,000	11,111,485,000
2004	112	325	47,778,472,000	6,476,916,000

Fiscal Year Ended March 31,	Underwriting Participations
	Number of Issues		Amount of Participation
	Corporate	Municipal	Corporate	Municipal
2002	215	314	$2,271,910,000	$1,658,996,000
2003	210	311	3,208,279,000	3,121,886,000
2004	201	383	3,228,090,000	3,320,378,000

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

Syndicate

Our corporate syndicate departments perform underwriting and marketing for initial public offerings of debt and equity (common and preferred), public offerings of companies whose securities are already traded and public offerings of closed-end funds.

Structured Products

We include two distinct businesses under this group within our Capital Markets segment. Legg Mason Real Estate Investors is in the business of sponsoring and managing funds that make and invest in real estate loans and other real estate backed securities. LMRES engages in the discretionary and non-discretionary management of commercial real estate-related assets primarily for institutional clients. In addition, our merchant banking operation, which had been included within our Capital Markets businesses, was sold in December 2003.

Research

Legg Mason Wood Walker employs 51 equity analysts who develop investment recommendations and market information with respect to companies and industries. Legg Mason Wood Walker’s research has focused on the identification of securities of financially sound, well-managed companies that appear to be undervalued in relation to their long-term earning power or the value of their underlying assets. Our equity research also focuses on companies in certain business sectors, including:

•	real estate investment trust;

•	industrial;

•	biotechnology;

•	consumer services;

•	financial services, including commercial banking;

•	technology; and

•	telecommunications.

These research services are supplemented by research services purchased from outside firms.

Our clients do not pay for research services directly; however, we believe that our research activities are important in attracting and retaining brokerage clients.

Corporate Segment

Our Corporate segment consists primarily of unallocated corporate revenues and expenses. We previously included these revenues and expenses in our Other segment that consisted primarily of the results of the mortgage banking and servicing operations of LMRES, which was sold on September 30, 2003. The real estate asset management business of LMRES, which we retained, is now included in our Capital Markets business segment.

Securities Brokerage Operations

Our securities brokerage operations personnel are responsible for the processing of securities transactions; receipt, identification and delivery of funds and securities; internal financial controls; office services; custody of customers’ securities; and the handling of margin accounts. At March 31, 2004, we had approximately 260 full-time employees performing these functions.

There is considerable fluctuation during any year and from year to year in the volume of transactions we must process. We record transactions and post our books on a daily basis. Our operations personnel monitor day-to-day operations to determine compliance with applicable laws, rules and regulations. Any failure to keep current and accurate books and records can subject Legg Mason Wood Walker to disciplinary action by governmental and self-regulatory authorities, as well as to claims by its clients.

Legg Mason Wood Walker executes and clears securities transactions as a member of the NYSE and various regional exchanges, and is a participant in both The Depository Trust Company and National Securities Clearing Corporation. Legg Mason Wood Walker also provides clearing services to affiliated and unaffiliated broker-dealers.

We believe that our internal controls and safeguards are adequate, although fraud and misconduct by customers and employees and the possibility of theft of securities are risks inherent in the financial services industry. As required by the NYSE and certain other authorities, we carry a fidelity bond covering loss, theft, embezzlement or misplacement of securities and forgery of checks and drafts.

Employees

At March 31, 2004, we had approximately 5,250 employees. None of our employees is covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory. However, competition for experienced financial services personnel, especially financial advisors and investment management professionals, is intense and from time to time we may experience a loss of valuable personnel.

We recognize the importance to our Asset Management and Capital Markets businesses of hiring and retaining skilled professionals and to our Private Client business of hiring and training financial advisors. We train new financial advisors who are required to take examinations recognized by the NYSE, the NASD and various states in order to be registered and qualified, and maintain ongoing training for financial advisors.

Competition

We are engaged in an extremely competitive business. Our competition includes, with respect to one or more aspects of our business, numerous national, regional and local asset management firms and broker-dealers, and commercial banks and thrift institutions. Many of these organizations have substantially more personnel and greater financial resources than we have. Discount brokerage firms oriented to the individual investor market, including firms affiliated with banks and mutual fund organizations and on-line brokerage firms, have devoted substantial funds to advertising and direct solicitation of customers in order to increase their share of commission dollars and other securities-related income. In many instances, we are competing directly with these organizations. We also compete for investment funds with banks, insurance companies and investment companies. The principal competitive factors relating to our business are the quality of advice and services provided to investors, the reputation of the company providing the services, and the price of the services.

Competition in our business periodically has been affected by significant developments in the financial services industry. See “Factors Affecting the Company and the Financial Services Industry — Industry Changes and Competitive Factors.”

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

Our asset managers and proprietary mutual funds are subject to extensive regulation. Our U.S. asset managers are registered as investment advisors with the SEC and are also required to make notice filings in certain states. Virtually all aspects of the asset management business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit the asset management clients and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict an investment advisor from conducting its asset management business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, limitations on the asset managers engaging in the asset management business for specified periods of time, the revocation of registrations, censures and fines. A regulatory proceeding, regardless of whether it results in a sanction, can require substantial expenditures and can have an adverse effect on the reputation of an asset manager.

During the last year, abuses by certain participants in the mutual fund industry, including activities relating to market timing, late trading and selective disclosure of portfolio holdings, prompted legislative and regulatory scrutiny of a wide range of fund-related activities. This scrutiny resulted in the adoption of new rules and a number of legislative and regulatory proposals relating to fund practices. In this regard, the SEC proposed rules designed to strengthen existing prohibitions relating to late trading and adopted rules to enhance required disclosure of market timing and pricing policies. The SEC also adopted and proposed additional rules requiring corporate governance changes including the adoption of compliance policies and the requirement that funds and investment advisors designate a chief compliance officer. It is expected that these actions and any additional legislative and regulatory actions taken to address abuses will affect the manner in which funds and their service providers conduct business and could increase fund expenses, or lower management fees, and therefore adversely affect the revenues or profitability of mutual fund businesses.

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

Our broker-dealer subsidiaries are required by Federal law to belong to the SIPC. When the SIPC fund falls below a certain amount, members are required to pay annual assessments of up to 1% of adjusted gross revenues, as defined. As a result of adequate fund levels, each of our broker-dealer subsidiaries was required to pay only the minimum annual assessment of $150 in the fiscal year ended March 31, 2004. The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. We also purchase, from a captive insurance company that we joined with other major U.S. securities brokerage firms to create in December 2003, a bond that provides additional protection for securities held in customer accounts of the net equity in the account in excess of $500,000.

Net Capital Requirements

Every registered broker-dealer is subject to the Uniform Net Capital Rule (“Rule 15c3-1”) promulgated by the SEC. Rule 15c3-1, which is designed to measure the financial soundness and liquidity of broker-dealers, specifies minimum net capital requirements. Since Legg Mason, Inc. is not itself a registered broker-dealer, it is not directly subject to Rule 15c3-1. However, our broker-dealer subsidiaries are subject to Rule 15c3-1, and a provision of Rule 15c3-1 requires that a broker-dealer notify the SEC prior to the withdrawal of equity capital by a parent company if the withdrawal would exceed the greater of $500,000 or 30% of the broker-dealer’s excess net capital.

Rule 15c3-1 provides that a broker-dealer doing business with the public shall not permit its aggregate indebtedness to exceed 15 times its net capital or, alternatively, that it not permit its net capital to be less than 2% of its aggregate debit items (primarily receivables from customers and broker-dealers) computed in accordance with Rule 15c3-3. As of March 31, 2004, our broker-dealer subsidiaries had aggregate net capital of $408.6 million, which exceeded the minimum net capital requirements by $383.3 million.

Under NYSE Rule 326, Legg Mason Wood Walker, as a member organization that carries customer accounts, would be required to reduce its business activities if its net capital, as defined, was less than 4% of aggregate debit items, as defined, and would be precluded from expanding its business if its net capital was less than 5% of aggregate debit items. As of March 31, 2004, Legg Mason Wood Walker’s net capital was 33.6% of its aggregate debit items.

Compliance with applicable net capital rules could limit the operations of our broker-dealer subsidiaries, particularly operations such as underwriting and trading activities that require use of significant amounts of capital. A significant operating loss or an extraordinary charge against net capital could adversely affect the ability of our broker-dealers to expand or even maintain their present levels of business. See Note 17 of Notes to Consolidated Financial Statements in Item 8 of this Report.

Factors Affecting the Company and the Financial Services Industry

The financial services industry is characterized by frequent changes, the effects of which have been, and will continue to be, difficult to predict. In addition to an evolving regulatory environment, the industry has been subject to radical changes in pricing structure, alternating periods of contraction and expansion and intense competition from within and outside the industry.

Importance of Investment Performance

We believe that investment performance is one of the most important factors for the growth of assets under management for a company in the asset management business. Poor investment performance could impair our revenues and growth because:

•	existing clients might withdraw funds in favor of better performing products, which would result in lower investment advisory fees; or

•	our ability to attract funds from existing and new clients might diminish.

If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced, and, if our revenues decline at an asset management subsidiary with a revenue sharing agreement, our net income from that subsidiary will be reduced.

One key component of investment performance is the availability of suitable investment opportunities for new assets. If an asset management firm is not able to invest new assets in a timely manner, the firm’s investment performance could be adversely affected. Alternatively, an asset management firm that does not have sufficient investment opportunities for new assets may elect to limit its growth, and reduce the rate at which it receives new assets, in order to protect its investment performance. Depending on, among other factors, prevailing market conditions and the market sectors and types of opportunities in which an asset management firm typically invests (such as less capitalized companies in which relatively smaller investments are typically made), the risks of not having sufficient investment opportunities may increase when an asset management firm increases its assets under management very quickly. A number of our asset management subsidiaries, including Royce & Associates and Private Capital Management, have had large increases in their assets under management over the last two years, and Royce & Associates has closed three of the Royce Funds to new investors. Royce & Associates primarily invests in small-cap and micro-cap companies. Private Capital Management is an all-cap manager that primarily focuses on companies with market capitalizations between $500 million and $20 billion. If our asset management subsidiaries are not able to identify sufficient investment opportunities for new assets, their investment performance or ability to continue to grow may be reduced.

Assets Under Management May Be Withdrawn

Investment advisory and administrative contracts are generally terminable at will or upon relatively short notice, and mutual fund investors may redeem their investments in the funds at any time without prior notice. Institutional and individual clients can terminate their relationships with an asset manager, reduce the aggregate amount of assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, changes in investment preferences of clients, changes in the manager’s reputation in the marketplace, changes in management or control of clients or third party distributors with whom the manager has relationships, loss of key investment management personnel and financial market performance. In a declining stock market, the pace of mutual fund redemptions and withdrawal of assets from other accounts could accelerate. Poor performance relative to other investment management firms tends to result in decreased purchases of fund shares, increased redemptions of fund shares, and the loss of institutional or individual accounts. The decrease in revenues that could result from any such event could have a material adverse effect on our business.

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

A large portion of our revenues is derived from investment advisory contracts with clients. Under these contracts, the investment advisory fees we receive are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities generally may cause our revenues and income to decline by:

•	causing the value of our assets under management to decrease, which would result in lower investment advisory and distribution fees;

•	causing our clients to withdraw funds in favor of investments they perceive offer greater opportunity or lower risk, which would also result in lower investment advisory fees; or

•	decreasing the performance fees earned by our asset management subsidiaries.

If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced, and if our revenues decline at an asset management subsidiary with a revenue sharing agreement, our net income from that subsidiary will be reduced.

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

The financial services industry has had considerable consolidation as numerous financial services firms have either been acquired by other financial services firms or ceased operations. In many cases, this has resulted in firms with greater financial resources than ours. In addition, a number of heavily capitalized companies that were not previously engaged in the financial services business have made investments in and acquired financial services firms. Increasing competitive pressures in the financial services industry require firms of our size to offer to their customers many of the services that are provided by much larger firms that have substantially greater resources than we do. A sizable number of new asset management firms and mutual funds have been established in the last ten years, increasing competition in that area of our activities. In addition, access to mutual funds distribution channels has become increasingly competitive. To the extent that we are forced to compete on the basis of price in any of our businesses, we may not be able to maintain our current fee structure in that business, which could adversely affect our revenues and earnings.

An increasing number of firms that offer discount brokerage services to individual investors have been established in recent years. Included in these firms are on-line brokerage firms and affiliates of banks and mutual fund organizations. These firms generally effect transactions at substantially lower commission rates on an “execution only” basis, including through the Internet, without offering other services, like investment and financial advice and research, that are provided by “full-service” brokerage firms such as us. Some of these discount brokerage firms have increased the range of services that they offer. Increases in the number of discount brokerage firms or services provided by these firms may adversely affect us.

In addition, some full-service brokerage firms provide customers discount services, including on-line trading over the Internet. Our Private Client business may be adversely affected by the demand for and availability of on-line securities trading.

Certain institutions, notably commercial banks and thrift institutions, have become a competitive factor in the financial services industry by offering investment banking and corporate and individual financial services traditionally provided only by securities firms. Commercial banks, generally, are expanding their securities activities and their activities relating to the provision of financial services, and are deriving more revenue from these activities, particularly since the November 1999 adoption of legislation that allows commercial banks, securities firms and insurance firms to affiliate. This trend and the legislation may lead to additional consolidation and increasing competition in markets traditionally dominated by investment banks and brokerage firms. Continued expansion of the type and extent of competitive services that banks and other institutions offer or further repeal or modification of administrative or legislative barriers may adversely affect firms such as us that are heavily oriented to individual investors.

In the investment banking business, competitors have increasingly been utilizing their capital in order to secure business from potential clients. For example, competitors will make loans to potential clients or agree to make principal investments in investment banking transactions or in situations that are expected to lead to investment banking transactions. Our ability to maintain and grow our investment banking business could be harmed by this trend. If we utilize our capital to compete for investment banking business, we will be subject to typical investment risks, including that we fail to receive any return from the investment or that we lose all or a portion of the capital invested.

Ability to Maintain Fee Levels

Our profit margins and earnings are dependent in part on our ability to maintain current fee levels for the products and services that our subsidiaries offer. Competition within the financial services industry could lead to our subsidiaries reducing the fees that they charge their clients for products and services. See “Competition.” In addition, our subsidiaries may be required to reduce their fee levels, or restructure the fees they charge, as a result of regulatory initiatives or proceedings that are either industry-wide, or specifically targeted. For example, several firms in the mutual fund business have agreed to reduce the management fees that they charge registered mutual funds as part of regulatory settlements. A reduction or other change in the fees that our subsidiaries charge for their products and services could reduce our revenues and earnings. See “Regulation.”

In the fiscal years ended March 31, 2004 and 2003, we received $190.1 million and $137.0 million, respectively, in revenues from asset-based investment fund distribution and service fees. A substantial majority of these revenues were distribution fees paid to Legg Mason Wood Walker by the Legg Mason Funds in accordance with Rule 12b-1 promulgated under the Investment Company Act of 1940 (“Rule 12b-1”). We believe that these distribution fees are a critical element in the distribution of the Legg Mason Funds. There have recently been suggestions from regulatory agencies and other industry participants that Rule 12b-1 distribution fees in the mutual fund industry should be reconsidered and, potentially, reduced or eliminated. We believe that distribution related fees paid to financial advisors will remain a key element in the mutual fund industry. However an industry-wide reduction or restructuring of Rule 12b-1 distribution fees could have a material adverse effect on our ability to distribute Legg Mason sponsored mutual funds and on our revenues and earnings.

Acquisitions

As part of our business strategy, we review possible acquisitions in the ordinary course and regularly engage in discussions with respect to potential acquisitions, some of which may be material. Acquisitions involve a number of risks and present financial, managerial and operational challenges, including:

•	adverse effects on our reported earnings per share in the event acquired intangible assets or goodwill become impaired;

•	existence of unknown liabilities; and

•	potential disputes with the sellers.

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

Regulatory Matters/Conflicts of Interest

Our business is subject to regulation by various regulatory authorities that are charged with protecting the interests of broker-dealers’ and investment advisors’ customers. See “Regulation.” Our business and results of operations can be adversely affected by Federal, state and foreign regulatory issues and proceedings, including the effects of the performance and potential regulatory issues in the investment trust business in the United Kingdom.

Regulatory investigations into mutual fund trading practices within the financial services industry have uncovered instances of conflicts of interest and insufficient internal controls related to mutual funds and have resulted in a negative public perception of the mutual fund industry, numerous regulatory rule proposals, a strict regulatory environment and significant fines and penalties against, and fee reductions by, a number of financial services companies. Like numerous other firms, starting in September 2003, we received a subpoena from the office of the New York Attorney General (“NY AG”) and inquiries from the SEC relating to their investigations of sales practices, late trading, market timing and selective disclosure of portfolio holdings in connection with mutual funds. We have responded to the NY AG subpoena and the SEC inquiries and are cooperating with two separate SEC investigations. We are not currently able to determine whether any regulators will initiate enforcement actions as a result of their investigations, or to predict what effect, if any, the mutual fund investigations will have on our business, results of operations or assets under management.

Our reputation is one of our most important assets. As we have expanded the scope of our businesses and our client base, we increasingly have to address conflicts of interest. We have procedures and controls that are designed to address these issues. However, appropriately dealing with conflicts of interest is complex and difficult and if we fail, or appear to fail, to deal appropriately with conflicts of interest, we could face reputational damage, litigation or regulatory proceedings or penalties, any of which may adversely affect our revenues or earnings.

Financial scandals have led to insecurity and uncertainty in the financial markets. In response to these scandals, the Sarbanes-Oxley Act of 2002 effected significant changes to corporate governance, accounting requirements and corporate reporting. This law generally applies to all companies, including us, with equity or debt securities registered under the Securities Exchange Act of 1934. We have taken numerous actions, and incurred substantial expenses, over the last year and a half to comply with the Sarbanes-Oxley Act, related regulations promulgated by the SEC and other corporate governance requirements of the NYSE.

Effect of Net Capital Requirements

The SEC and the NYSE have stringent rules with respect to the net capital requirements of securities firms. A significant operating loss or extraordinary charge against net capital may adversely affect the ability of our broker-dealer subsidiaries to expand or even maintain their present levels of business. See “Net Capital Requirements.”

Litigation/Insurance Availability

Many aspects of our business involve substantial risks of liability. In the normal course of business, our subsidiaries have been named as defendants or co-defendants in lawsuits seeking substantial damages. We are also involved from time to time in governmental and self-regulatory agency investigations and proceedings. There has been an increased incidence of litigation and regulatory investigations in the financial services industry in recent years, including customer claims as well as class action suits seeking substantial damages. See “Item 3. Legal Proceedings.”

Our businesses entail the inherent risk of liability related to litigation from clients or third party vendors and actions taken by regulatory agencies. To help protect against these potential liabilities, we purchase insurance in amounts, and against risks, that we consider appropriate. There can be no assurance, however, that a claim or claims will be covered by insurance or, if covered, will not exceed the limits of available insurance coverage, that any insurer will remain solvent and will meet its obligations to provide us with coverage or that insurance coverage will continue to be available with sufficient limits at a reasonable cost. Over the last several years, insurance expenses have increased and we expect further increases to be significant going forward. In addition, certain insurance coverage may not be available or may only be available at prohibitive costs. Renewals of insurance policies may expose Legg Mason to additional costs through higher premiums or the assumption of higher deductibles or co-insurance liability.

Importance of Key Personnel

We are dependent on the continued services of our management team, including our Chief Executive Officer, and a number of our key asset management and securities personnel. The loss of any of such personnel without adequate replacement could have a material adverse effect on us. Moreover, since certain of our asset management subsidiaries contribute significantly to our revenues and earnings, the loss of even a small number of key personnel at these subsidiaries could have a disproportionate impact on our business. Additionally, we need qualified managers and skilled employees with financial services experience in order to operate our business successfully. The market for experienced asset management and securities professionals is extremely competitive and is increasingly characterized by the frequent movement of employees among different firms. In addition, since many of the individual employees at our asset management and securities subsidiaries often maintain a strong, personal relationship with their clients that is based on the clients’ trust in the employee, the departure of one or more of these employees could cause the subsidiary to lose client accounts, which could have a material adverse effect on our results of operations and financial condition. If we are unable to attract and retain qualified individuals or our costs to do so increase significantly, our operations and financial results would be materially adversely affected.

Operational Risks

There is considerable fluctuation during any year and from year-to-year in the volume of transactions we must process. We record transactions and post our books on a daily basis. Operations personnel monitor day-to-day operations to determine compliance with applicable laws, rules and regulations. Any failure to keep current and accurate books and records can render us liable to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our clients. If any of our financial, accounting or other data processing systems do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer an impairment to our liquidity, a financial loss, a disruption of our businesses, liability to clients, regulatory problems or damage to our reputation. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that have a security impact. If one or more of such events occur, it potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations. We may be required to spend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against fully or not fully covered through any insurance that we maintain.

We depend on our headquarters and operations center for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our businesses, including a disruption involving electrical communications, transportation or other services used by us or third parties with whom we conduct business, directly affecting our headquarters or operations center may have a material adverse impact on our ability to continue to operate our business without interruption. Although we have disaster recovery programs in place, there can be no assurance that these will be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses.

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

ITEM 2. PROPERTIES.

We lease all of our office space. Our headquarters, Baltimore sales office and certain other functions are located in an office building in which we are the major tenant. In that building, we currently occupy approximately 377,000 square feet with annual base rent of approximately $7.8 million. The initial term of the lease will expire in September 2009, with two renewal options of eight years each.

Our brokerage operations and technology functions are housed in a separate office building in which we are the sole tenant, currently occupying approximately 120,000 square feet with annual base rent of approximately $2.0 million. The initial term of the lease will expire in April 2011, and it contains two renewal options of five years each.

Western Asset Management is housed in an office building in Pasadena, California in which Western Asset Management occupies approximately 130,000 square feet. Under the lease, the first year base rent is $2.9 million and base rent increases annually to approximately $5.4 million in the last year of the term, the square footage increases in 2006 to approximately 173,000 square feet, and the term of the lease expires in April 2014, with two renewal options of five years each.

Information concerning the location of our retail sales offices is contained in Item 1 of this Report. See Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Report for a discussion of our lease obligations.

ITEM 3. LEGAL PROCEEDINGS.

Our subsidiaries are the subject of customer complaints, have been named as defendants or codefendants in various lawsuits alleging substantial damages and have been involved in certain governmental and self-regulatory agency investigations and proceedings. These proceedings arise primarily from securities brokerage, asset management and investment banking activities. Some of these proceedings relate to public offerings of securities in which one or more of our subsidiaries participated as a member of the underwriting syndicate. We are also aware of litigation against certain underwriters of offerings in which one or more of our subsidiaries was a participant, but where the subsidiary is not now a defendant. In these latter cases, it is possible that a subsidiary may be called upon to contribute to settlements or judgments. While the ultimate resolution of pending litigation and other matters cannot be currently determined, in the opinion of our management, after consultation with legal counsel, we have no reason to believe that the resolution of these matters will have a material adverse effect on our financial condition. However, our results of operations could be materially affected during any period if liabilities in that period differ from our prior estimates. On October 3, 2003, a federal district court jury rendered an approximately $20.0 million verdict against us in a civil copyright lawsuit, which was confirmed in a subsequent judgment in the case. As a result of the verdict, we recorded a $17.5 million pre-tax charge in the quarter ended September 30, 2003. We have filed an appeal of the judgment, and this appeal is pending. See Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Report.

During the fourth quarter of the fiscal year ended March 31, 2004, Legg Mason Wood Walker entered into a settlement with the SEC and NASD resulting from its failure to provide certain clients the benefits of breakpoint discounts in connection with purchases of non-proprietary mutual fund front-end load shares. Under the settlement, Legg Mason Wood Walker consented to findings that it violated Section 17(a)(2) of the Securities Act of 1933, Rule 10b-10 under the Securities Exchange Act of 1934, and NASD Conduct Rule 2110. Legg Mason Wood Walker also agreed to remedial measures that include a censure, a cease and desist order, fines totaling approximately $2.3 million and a requirement that Legg Mason Wood Walker: (a) conduct a comprehensive review of purchases of non-proprietary mutual fund front-end load shares since January 1, 2001 to determine whether clients were provided applicable breakpoint discounts; (b) reimburse any clients who did not receive applicable breakpoint discounts; (c) report to the NASD on its refund program; and (d) provide certifications to the SEC and NASD that Legg Mason Wood Walker has implemented procedures designed to prevent and detect failures to provide applicable breakpoint discounts. Legg Mason Wood Walker has elected to conduct a comprehensive review of purchases for a longer period than that required by the settlement, and we estimate that the total reimbursements owed to clients will be approximately $9.0 million; however, we expect to recover approximately $800,000 from mutual fund companies. These amounts are in addition to the fines discussed above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY.

Information (not included in our definitive proxy statement for the 2004 Annual Meeting of Stockholders) regarding certain of our executive officers is as follows:

Peter L. Bain, age 45, was elected Executive Vice President of Legg Mason in July 2001, and currently has primary responsibility for our administrative functions. Mr. Bain was head of our wealth management investment advisory group from June 2000 through July 2003. From 1995 to 2000, Mr. Bain was a Managing Director of Berkshire Capital Corporation, a privately held investment bank, and from 1997 to 2000 he was a member of the Management Committee of that company.

F. Barry Bilson, age 51, was elected Senior Vice President of Legg Mason in October 1998. Mr. Bilson was Vice President-Finance of Legg Mason from June 1984 through October 1998. Mr. Bilson has served in various financial management capacities since joining us in 1981, and presently has responsibility for business development projects. Mr. Bilson is a certified public accountant.

Deepak Chowdhury, age 45, was elected Senior Vice President of Legg Mason in October 2003 and of Legg Mason Wood Walker in August 2003. Mr. Chowdhury has served in a number of capacities in our asset management business since joining us in 1997, and is presently the Chief Executive Officer of Legg Mason Investments and responsible for the Wealth Management division of our asset management business.

Charles J. Daley, Jr., age 42, was elected Senior Vice President, Principal Financial Officer and Treasurer of Legg Mason in January 2002 and Senior Vice President, Chief Financial Officer and Treasurer of Legg Mason Wood Walker in December 2001. He had been Vice President of Legg Mason since July 1999 and of Legg Mason Wood Walker since 1997. From 1988 through September 1997, he served as Assistant Controller of Legg Mason and of Legg Mason Wood Walker. Mr. Daley serves as Legg Mason’s Principal Financial Officer and is a certified public accountant.

Mark R. Fetting, age 49, was elected Executive Vice President of Legg Mason in July 2001. From June 2000 until July 2001, he served as a Senior Advisor to Legg Mason. From 1991 to 2000, Mr. Fetting was Division President and Senior Officer of Prudential Financial Group, Inc., a financial services company. Mr. Fetting functions as President of our Asset Management business segment, and has primary responsibility for our asset management business. Mr. Fetting is a director of 22 funds within the Legg Mason mutual funds complex, Batterymarch U.S. Small Capitalization Equity Portfolio and 21 funds within the Royce & Associates mutual funds complex.

Thomas P. Mulroy, age 43, was elected Executive Vice President of Legg Mason in July 2002 and an Executive Vice President of Legg Mason Wood Walker in November 2000. He became a Senior Vice President of Legg Mason in July 2000 and Legg Mason Wood Walker in August 1998. From 1986 through 1998, Mr. Mulroy held various positions in Legg Mason Wood Walker’s equity capital markets operations. Mr. Mulroy has responsibility for Legg Mason Wood Walker’s equity institutional sales, trading and research.

Robert G. Sabelhaus, age 56, was elected Executive Vice President of Legg Mason in July 2001 and Executive Vice President of Legg Mason Wood Walker in August 1993. Mr. Sabelhaus is an executive officer in the private client brokerage division of Legg Mason Wood Walker.

Timothy C. Scheve, age 46, was elected Senior Executive Vice President of Legg Mason in July 2000, President of Legg Mason Wood Walker in August 2003 and Chief Executive Officer of Legg Mason Wood Walker in February 2004. He had been Executive Vice President of Legg Mason and of Legg Mason Wood Walker since January 1998. Mr. Scheve has served in various financial and administrative capacities since joining us in 1984, and presently has primary responsibility for our private client brokerage business.

Elisabeth N. Spector, age 56, was elected Senior Vice President of Legg Mason in January, 1994. She has general responsibilities in business strategy.

Joseph A. Sullivan, age 46, was elected Executive Vice President of Legg Mason in July 2003 and a Senior Vice President of Legg Mason in July 2000 and of Legg Mason Wood Walker in August 1994. Mr. Sullivan manages Legg Mason Wood Walker’s fixed income group and has responsibility for the general oversight of the municipal and taxable fixed income banking, research, institutional sales, trading and underwriting functions of Legg Mason Wood Walker.

Edward A. Taber, III, age 60, was elected Executive Vice President of Legg Mason in July 1995. He has overall responsibility for our institutional investment management activities. Mr. Taber is a director of the Western Asset Funds, Inc., a mutual fund consisting of eight portfolios.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Shares of Legg Mason, Inc. common stock are listed and traded on the New York Stock Exchange (symbol LM). As of March 31, 2004, there were 2,801 holders of record of Legg Mason’s common stock. Information with respect to our dividends and stock prices is as follows:

	Quarter ended
	Mar. 31	Dec. 31	Sept. 30	June 30
Fiscal 2004
Cash dividend per share	$0.15	$0.15	$0.15	$0.11
Stock price range:
High	94.83	85.00	76.70	66.38
Low	78.38	73.88	66.75	49.09
Fiscal 2003
Cash dividend per share	$0.11	$0.11	$0.11	$0.10
Stock price range:
High	52.99	52.73	48.50	56.97
Low	45.49	38.16	38.40	47.90

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of March 31, 2004.

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by stockholders	10,544,833	(1)	41.71	(2)	4,254,537	(3)(4)

Equity compensation plans not approved by stockholders	1,243,322	(5)	—	(6)	—	(7)

Total	11,788,155	(1)(5)	41.71	(2)(6)	4,254,537	(3)(4)(7)

(1)	Includes 2,190,152 shares of Legg Mason Common Stock (“Common Stock”) that are held in a trust pending distribution of phantom stock units. The phantom stock units, which are converted into shares of Common Stock on a one-for-one basis upon distribution, were granted to plan participants upon their deferral of compensation or dividends paid on phantom stock units. When amounts are deferred, participants receive a number of phantom stock units equal to the deferred amount divided by 90% to 95% of the fair market value of a share of Common Stock.
(2)	Does not include phantom stock units that will be converted into Common Stock on a one-for-one basis upon distribution at no additional cost, but were acquired as described in footnote (1).
(3)	In addition, an unlimited number of shares of Common Stock may be issued under the Legg Mason Wood Walker, Incorporated Deferred Compensation/Phantom Stock Plan upon the distribution of phantom stock units that may be acquired in the future as described in footnote (1).

(4)	1,195,754 of these shares may be issued under our omnibus equity plan as stock options, restricted or unrestricted stock grants or any other form of equity compensation. 451,412 of these shares may be issued under the Legg Mason, Inc. Stock Option Plan for Non-Employee Directors as stock options. 2,607,371 of these shares may be purchased under our employee stock purchase plan, which acquires the shares that are purchased thereunder in the open market.
(5)	Includes 1,204,149 shares of Common Stock that are held in a trust pending distribution of phantom stock units. The phantom stock units, which are converted into shares of Common Stock on a one-for-one basis upon distribution, were granted to plan participants upon their deferral of compensation or dividends paid on phantom stock units or receipt of the right to receive deferred bonuses. When amounts are deferred, participants receive a number of phantom stock units equal to the deferred amount divided by the fair market value, or 95% of the fair market value, of a share of Common Stock. Also includes 39,173 shares of Common Stock issuable under the Howard Weil Plan (as defined below).
(6)	Phantom stock units are converted into Common Stock on a one-for-one basis upon distribution at no additional cost, but were acquired as described in footnote (5). The Howard Weil Plan provides for the issuance of shares of Common Stock upon the occurrence of certain events at no additional cost to the recipient. However, these rights were acquired upon the recipients’ deferral of compensation or dividends on rights held with a value equal to the market value of the shares acquirable under the plan.
(7)	As of March 31, 2004, there was an unlimited number of shares of Common Stock that may be issued under the phantom stock, deferred compensation and retention plans described below upon distribution of phantom stock units that may be acquired in the future as described in footnote (5). Subsequent to March 31, 2004, we adopted programs under our stockholder-approved omnibus equity plan to replace our active phantom stock and retention plans that have not been approved by our stockholders, and we ceased issuing additional phantom stock units under these plans. As a result, the only shares of Common Stock that will be distributed under these plans in the future are the shares currently held in the trust pending distribution of phantom stock units. Under the Howard Weil Plan, 39,173 shares of Common Stock are currently held in a trust to be issued under the plan. However, dividends on these shares are reinvested in the right to receive additional shares of Common Stock, which are purchased in the market to fulfill this obligation.

Our equity compensation plans that have not been approved by our stockholders are:

•	Legg Mason Wood Walker, Incorporated Private Client Group Deferred Compensation Plan;

•	Legg Mason Wood Walker, Incorporated Financial Advisor Retention Plan;

•	Legg Mason Wood Walker, Incorporated Key Employee Phantom Stock Agreements;

•	Legg Mason Wood Walker, Incorporated Professional Branch Manager Phantom Stock Agreements;

•	Legg Mason Wood Walker, Incorporated Producing Branch Manager Retention Plan; and

•	Howard, Weil, Labouisse, Friedrichs, Inc. Equity Incentive Plan (the “Howard Weil Plan”).

Subsequent to March 31, 2004, we have stopped granting additional deferred bonuses or other awards, or deferring income, under all of these plans. These plans (other than the Howard Weil Plan) have been replaced for purposes of future awards with programs under our stockholder-approved omnibus equity plan. As a result, these plans (other than the Howard Weil Plan) will apply in the future only to the distribution of phantom stock units and interest accounts that were previously granted. For all of these plans, we have issued to a trust shares of our Common Stock that are available for distributions under the plans. Set forth below is a brief description of these plans.

Legg Mason Wood Walker, Incorporated Private Client Group Deferred Compensation Plan (“PCG Plan”) and Financial Advisor Retention Plan (“FA Plan”)

Under the PCG Plan, financial advisors in our Private Client Group were eligible to earn deferred bonuses in each calendar year based upon several performance measures. In calendar year 2002, the PCG Plan was replaced with the FA Plan. Under the FA Plan, financial advisors in our Private Client Group were eligible to earn in each calendar year the right to receive future retention bonuses based upon several performance measures. Deferred bonuses under the PCG Plan and future retention bonuses under the FA Plan were deemed invested in either an interest account or a “phantom stock” account. Amounts deemed invested in phantom stock accounts were credited as a number of phantom stock units based on a unit price equal to the market price for a share of Legg Mason Common Stock. The number of phantom stock units credited to an account will be adjusted over the deferral period, in the case of the PCG Plan, or over the period until the bonus is payable, in the case of the FA Plan, to account for any stock dividends, stock splits and similar events. Dividends paid on Common Stock were credited to phantom stock accounts by adding a number of phantom stock units based on a unit price equal to 95% of the market price for a share of Common Stock. However, we have replaced this feature of the plans with deferred grants of stock, in the same amounts and under the same terms, under our omnibus equity plan. Amounts deemed invested in interest accounts are annually credited with interest. Deferred bonuses under the PCG Plan vest at the end of the sixth calendar year after they are credited. Retention bonuses under the FA Plan are payable at the end of the sixth calendar year after the rights to receive them are granted. Deferred bonuses under the PCG Plan and retention bonuses under the FA Plan are subject to forfeiture if the recipient’s employment with us terminates prior to the vesting or payment date, other than a termination as a result of death, disability or retirement. Vested deferred bonuses are distributed to the recipient, at the election of the recipient, upon either (i) the date they vest or (ii) the date the recipient’s employment with us terminates. Upon a distribution under the PCG Plan, the participant receives (in a lump sum or in periodic installments, at the participant’s election) a number of shares of Common Stock equal to the number of phantom stock units that are to be distributed, or cash in the amount of the balance of the interest account to be distributed. When retention bonuses are paid under the FA Plan, the recipient receives a number of shares of Common Stock equal to the number of phantom stock units that are to be distributed, or cash in the amount of the balance of the interest account to be distributed.

Legg Mason Wood Walker, Incorporated Key Employee Phantom Stock Agreements (the “Key Employee Agreements”)

Under the Key Employee Agreements, certain employees, as part of their recruitment by our Private Client Group, were offered deferred compensation bonuses credited within the first year of their employment. Deferral amounts under the Key Employee Agreements were deemed invested in “phantom stock” units based on a unit price equal to the market price for a share of Legg Mason Common Stock. The number of phantom stock units credited to an account will be adjusted over the deferral period to account for any stock dividends, stock splits and similar events. Dividends paid on Common Stock were credited to phantom stock accounts by adding a number of phantom stock units based on a unit price equal to 95% of the market price for a share of Common Stock. A portion of the deferred amounts under the Key Employee Agreements vests each year over a period of five years, and deferred amounts are subject to forfeiture if the recipient’s employment with us terminates prior to the vesting date, other than a termination as a result of death or disability. Vested deferred amounts are distributed to the recipient, at the election of the recipient, upon one of (i) the date they vest, (ii) the date the entire deferred amount vests, or (iii) the date the recipient’s employment with us terminates. Upon a distribution, the participant receives (in a lump sum or in periodic installments, at the participant’s election) a number of shares of Common Stock equal to the number of phantom stock units that are to be distributed.

Legg Mason Wood Walker, Incorporated Professional Branch Manager Phantom Stock Agreements (the “Branch Manager Agreements”)

Under the Branch Manager Agreements, certain of the branch managers in our Private Client Group were able to elect to defer up to $12,000 of compensation in any calendar year. We would “match” dollar-for-dollar all amounts deferred under the Branch Manager Agreements. Deferred and match amounts under the Branch Manager Agreements were deemed invested in “phantom stock” units based on a unit price equal to the market price for a share of Common Stock. The number of phantom stock units credited to an account will be adjusted over the deferral period to account for any stock dividends, stock splits and similar events. Dividends paid on Common Stock were credited to phantom stock accounts by adding a number of phantom stock units based on a unit price equal to 95% of the market price for a share of Common Stock. Phantom stock units resulting from the Legg Mason “match” vest six full years after they are credited, and are subject to forfeiture if the recipient’s employment with us terminates prior to the vesting date, other than a termination as a result of death, disability or retirement. Vested deferred amounts are distributed to the recipient, at the election of the recipient, upon either (i) the date they vest or (ii) the date the recipient’s employment with us terminates. In a distribution, the participant receives (in a lump sum or in periodic installments, at the participant’s election) a number of shares of Common Stock equal to the number of phantom stock units that are to be distributed.

Legg Mason Wood Walker, Incorporated Producing Branch Manager Retention Plan (the “Branch Manager Plan”)

Under the Branch Manager Plan, certain branch managers in our Private Client Group were eligible to earn the right to receive deferred bonuses and retention bonuses. Rights to receive deferred and retention bonuses were awarded in tandem under the Branch Manager Plan following each fiscal year based on the income earned by eligible branch managers during the fiscal year. When the right to receive a deferred bonus and retention bonus was awarded, the bonuses were deemed invested in either an interest account or a “phantom stock” account. Amounts deemed invested in phantom stock accounts were credited as a number of phantom stock units based on a unit price equal to the market price for a share of Legg Mason Common Stock. The number of phantom stock units credited to an account will be adjusted over the period until the bonuses are payable to account for any stock dividends, stock splits and similar events. Dividends paid on Common Stock were credited to phantom stock accounts by adding a number of phantom stock units based on a unit price equal to 95% of the market price for a share of Common Stock. Amounts deemed invested in interest accounts are annually credited with interest. Deferred bonuses under the Branch Manager Plan are payable on the earlier of (i) the end of the sixth fiscal year after the rights to receive them are granted and (ii) the date the applicable recipient’s employment with us terminates. Retention bonuses under the Branch Manager Plan are payable at the end of the sixth fiscal year after the rights to receive them are granted, and rights to receive retention bonuses are subject to forfeiture if the applicable recipient’s employment with us terminates prior to the end of that sixth year, other than a termination as a result of death, disability or retirement. When bonuses are paid under the Branch Manager Plan, the recipient receives a number of shares of Common Stock equal to the number of phantom stock units that are to be distributed, or cash in the amount of the balance of the interest account to be distributed.

Howard, Weil, Labouisse, Friedrichs, Inc. Equity Incentive Plan

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

Purchases of our Common Stock

The following table sets out information regarding our purchases of Legg Mason Common Stock during the quarter ended March 31, 2004:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs (2)	(d) Maximum number of shares that may yet be purchased under the plans or programs (2)
January 1, 2004 Through January 31, 2004	20,605	$84.61	5,000	1,565,800
February 1, 2004 Through February 29, 2004	170,673	92.07	162,000	1,403,800
March 1, 2004 Through March 31, 2004	222,527	91.34	214,800	1,189,000

Total	413,805	$91.31	381,800	1,189,000

(1)	Includes shares acquired (i) in open-market purchases under the share repurchase authority discussed in the following footnote and (ii) through the surrender of shares by option holders to pay the exercise price of stock options.
(2)	On October 23, 2001, we announced via press release that our board of directors had authorized Legg Mason, Inc. to purchase up to 3 million shares of Legg Mason Common Stock in open-market purchases. There was no expiration date attached to the authorization.

ITEM 6. SELECTED FINANCIAL DATA.

	Years Ended March 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share amounts)
Operating Results(1)
Total revenues	$2,004,267	$1,586,343	$1,548,893	$1,505,952	$1,367,320
Interest expense	63,155	85,997	125,342	173,359	131,534

Net revenues	1,941,112	1,500,346	1,423,551	1,332,593	1,235,786
Non-interest expenses	1,468,803	1,193,490	1,172,408	1,071,324	985,395

Earnings from continuing operations before income tax provision	472,309	306,856	251,143	261,269	250,391
Income tax provision	181,701	117,424	99,476	107,818	102,490

Net earnings from continuing operations	290,608	189,432	151,667	153,451	147,901
Discontinued operations, net of taxes	675	1,477	1,269	2,779	2,512
Gain on sale of discontinued operations, net of taxes	6,481	—	—	—	—

Net earnings	$297,764	$190,909	$152,936	$156,230	$150,413

Per Common Share
Earnings per share:
Basic	$4.45	$2.89	$2.35	$2.45	$2.43
Diluted	4.06	2.78	2.24	2.30	2.27
Weighted average shares outstanding (in thousands):
Basic	66,861	66,001	65,211	63,793	61,868
Diluted	73,846	68,760	68,262	67,916	65,967
Dividends declared(2)	$.560	$.430	$.390	$.350	$.305
Book value	22.77	18.59	16.20	14.14	12.09

Financial Condition
Total assets	$7,262,981	$6,067,450	$5,939,614	$4,687,626	$4,812,107
Long-term debt	794,238	786,753	779,463	99,770	99,723
Notes payable of finance subsidiaries(3)	—	—	97,659	119,200	239,268
Stockholders’ equity	1,559,610	1,247,957	1,084,548	927,720	770,808

(1)	Restated to reflect discontinued mortgage banking and servicing operations, where applicable.
(2)	Excluding $.16 and $.60 per share declared by Legg Mason Canada Inc. (formerly Perigee Inc.) prior to acquisition in 2001 and 2000, respectively.
(3)	Non-recourse, secured fixed-rate notes of Legg Mason Investments’ finance subsidiaries, the proceeds of which were invested in financial instruments with similar maturities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

Legg Mason, Inc. (the “Parent”), a holding company, and its subsidiaries (collectively with the Parent, “Legg Mason”) are principally engaged in providing asset management, securities brokerage, investment banking and related financial services to individuals, institutions, corporations and municipalities. We have operations principally in the United States of America, the United Kingdom and Canada and also have offices in Spain, Switzerland and Singapore. Terms such as “we,” “us,” “our” and “company” refer to Legg Mason.

Legg Mason currently operates through three business segments: Asset Management, Private Client and Capital Markets. The business segment classifications are based upon factors such as the services provided and distribution channels utilized. Certain services that Legg Mason offers are provided to clients through more than one of its business segments. Therefore, the revenue categories are allocated to multiple segments. Legg Mason allocates certain common income and expense items among its business segments based upon various methodologies and factors. These methodologies are by their nature subjective and are reviewed periodically by management. Business segment results in the future may reflect reallocations of revenues and expenses that result from changes in methodologies, but any reallocations will have no effect on Legg Mason’s consolidated results of operations.

Asset Management provides investment advisory services to institutional and individual clients and to company-sponsored investment funds. The primary sources of revenue in Asset Management are investment advisory, distribution and administrative fees, which typically are calculated as a percentage of the assets in the account and vary based upon factors such as the type of underlying investment product, the amount of assets under management and the type of services that are provided. In addition, performance fees may be earned on certain investment advisory contracts for exceeding performance benchmarks. Distribution fees earned on company-sponsored investment funds are reported in Asset Management when the fund is sold through direct marketing channels and in the Private Client segment when the fund is sold through its branch distribution network. Revenues from Asset Management tend to be more stable than those from Private Client and Capital Markets because they are less affected by changes in securities market conditions.

Private Client distributes a wide range of financial products through its branch distribution network, including equity and fixed income securities, proprietary and non-affiliated mutual funds and annuities. The primary sources of net revenues for Private Client are commissions and principal credits earned on equity and fixed income transactions in customer brokerage accounts, distribution fees earned from mutual funds, fees earned from fee-based brokerage and managed accounts, and net interest from customers’ margin loan and credit account balances. Sales credits associated with underwritten offerings initiated in the Capital Markets segment are reported in Private Client when sold through its branch distribution network.

Capital Markets consists of Legg Mason’s equity and fixed income institutional sales and trading and corporate and public finance investment banking. The primary sources of revenue for equity and fixed income institutional sales and trading include commissions and principal credits on transactions in both corporate and municipal products. Legg Mason maintains proprietary fixed income and equity securities inventory primarily to facilitate customer transactions and realizes trading profits and losses from proprietary trading activities. Investment banking revenues include underwriting fees and advisory fees from private placements and mergers and acquisitions. Sales credits associated with underwritten offerings are reported in Capital Markets when sold through institutional distribution channels. The results of this business segment also include realized and unrealized gains and losses on investments acquired in connection with merchant and investment banking activities.

In September 2003, we sold the mortgage banking and servicing operations of Legg Mason Real Estate Services, Inc. (“LMRES”), which had been previously reported in a fourth segment: Other. Other also included certain unallocated corporate revenues and expenses. Consolidated results have been restated to reflect the historical results of the sold business as discontinued operations and the remaining operations of LMRES in Capital Markets. The corporate revenues and expenses that are not allocated to the business segments are now reported separately as Corporate.

The most significant component of our cost structure is Compensation and benefits, of which a majority is variable in nature and includes sales commissions that are based upon certain revenues and incentive bonuses that are based upon production levels and/or profitability. Certain other operating costs are fixed in nature, such as occupancy, depreciation and amortization, equipment leasing and minimum contract commitments for market data, communication and technology services, and may not decline with reduced levels of business activity or, conversely, may not rise proportionately with increased business activity.

Our financial position and results of operations are materially affected by the overall trends and conditions of the financial markets, particularly in the United States. Results of any individual period should not be considered representative of future results. Our profitability is sensitive to a variety of factors, including the amount and composition of our assets under management, the volume of trading in securities, the volatility and general level of securities prices and interest rates, the level of customer margin and credit account balances and the demand for investment banking services, among other things. Sustained periods of unfavorable market conditions are likely to affect our profitability adversely. In addition, the diversification of services and products offered, investment performance, access to distribution channels, reputation in the market, attracting and retaining key employees and client relations are significant factors in determining whether we are successful in attracting and retaining clients. In the past decade, we have experienced substantial expansion due to internal growth and the strategic acquisition of asset management firms that provided, among other things, a broader range of investment expertise, additional product diversification and increased assets under management.

The financial services businesses in which we are engaged are extremely competitive. Our competition includes numerous national, regional and local asset management firms and broker-dealers and commercial banks. The industry has been affected by the consolidation of financial services firms through mergers or acquisitions. The increasing competitive pressures require us to offer our customers many of the services provided by much larger firms. The industry in which we operate is also subject to extensive regulation under federal and state laws and by securities exchanges and other self-regulatory authorities. Like most firms, we have been impacted by the regulatory and legislative changes in the post-Enron era. In addition, the financial services industry has been the subject of a number of regulatory proceedings and requirements over the last two years, including changes in the relationships of research analysts and investment banking and proceedings regarding a number of mutual funds sales practices. The Sarbanes-Oxley Act of 2002 has required us to implement new policies or review existing policies with respect to corporate governance, auditor independence and disclosure controls. In addition, various regulatory organizations adopted changes to their rules and policies in response to certain abuses and corporate scandals.

All references to fiscal 2004, 2003 or 2002 refer to our March 31 fiscal year then ended.

Business Environment

Fiscal 2004 began with continued economic uncertainty, fueled by the conflict in Iraq and continued focus on corporate governance, regulatory and accounting issues. Despite these factors, the equity markets improved substantially in fiscal 2004 as the Dow Jones Industrial Average, the Nasdaq Composite Index and the S&P 500 were up 30%, 49% and 33%, respectively, for the fiscal year ended March 31, 2004. During fiscal 2004, the U.S. Federal Reserve lowered the federal funds rate to 1.00%, the lowest level in 45 years. However, there was increased volatility in long-term yields, as investor sentiment shifted between fears of deflation to fears of inflation. Recent economic growth has led to some speculation that the Federal Reserve is likely to raise short-term interest rates during calendar 2004. As a result, equity and fixed income markets continue to be volatile and uncertain as we begin fiscal 2005, and we are unable to predict the impact this will have on our results.

The financial services industry continues to be impacted by legislative and regulatory changes. Regulatory investigations into mutual fund trading practices within the financial services industry have uncovered instances of conflicts of interest and insufficient internal controls related to mutual funds and have resulted in a negative public perception of the mutual fund industry, numerous regulatory rule proposals, a strict regulatory environment and significant fines and penalties against, and fee reductions by, a number of financial services companies. Like numerous other firms, starting in September 2003, we received a subpoena from the office of the New York Attorney General (“NY AG”) and inquiries from the Securities and Exchange Commission (the “SEC”) relating to their investigations of sales practices, late trading, market timing and selective disclosure of portfolio holdings in connection with mutual funds. We have responded to the NY AG subpoena and the SEC inquiries and are cooperating with two separate SEC investigations. We are not currently able to determine whether any regulators will initiate enforcement actions as a result of their investigations, or to predict what effect, if any, the mutual fund investigations will have on our business, results of operations or assets under management.

Results of Operations

The following table sets forth, for the periods indicated, items in the Consolidated Statements of Earnings as a percentage of net revenues and the increase (decrease) by item as a percentage of the amount for the previous period:

	Percentage of Net Revenues			Period to Period Change
	Years Ended March 31,			2004 Compared to 2003	2003 Compared to 2002
	2004	2003	2002

Revenues
Investment advisory and related fees	62.7%	57.3%	54.8%	41.5%	10.2%
Commissions	17.7	21.1	23.2	8.5	(4.3)
Principal transactions	8.5	10.5	9.8	4.6	13.9
Investment banking	7.7	7.3	7.2	37.7	6.7
Interest	4.3	7.1	11.5	(20.6)	(35.0)
Other	2.3	2.4	2.3	22.3	9.1

Total revenues	103.2	105.7	108.8	26.3	2.4
Interest expense	3.2	5.7	8.8	(26.6)	(31.4)

Net revenues	100.0	100.0	100.0	29.4	5.4

Non-Interest Expenses
Compensation and benefits	56.0	58.7	60.8	23.6	1.6
Communications and technology	4.8	6.0	6.9	2.3	(7.3)
Occupancy	3.4	4.2	4.2	6.1	5.0
Distribution and service fees	2.5	1.6	1.2	94.4	49.1
Amortization of intangible assets	1.1	1.5	1.2	(6.5)	33.5
Litigation award charge	0.9	—	—	n/m	n/m
Other	7.0	7.5	8.1	20.4	(2.5)

Total non-interest expenses	75.7	79.5	82.4	23.1	1.8

Earnings from Continuing Operations before Income Tax Provision	24.3	20.5	17.6	53.9	22.2
Income tax provision	9.3	7.9	7.0	54.7	18.0

Net Earnings from Continuing Operations	15.0	12.6	10.6	53.4	24.9
Discontinued operations, net of taxes	—	0.1	0.1	n/m	16.4
Gain on sale of discontinued operations, net of taxes	0.3	—	—	n/m	n/m

Net Earnings	15.3%	12.7%	10.7%	56.0	24.8

n/m—not meaningful

FISCAL 2004 COMPARED WITH FISCAL 2003

Financial Overview

Legg Mason reported record net revenues, net earnings and diluted earnings per share in fiscal 2004. Net revenues increased 29% to $1.941 billion, primarily due to increased revenues from higher assets under management. Assets under management increased 49% to $286.4 billion as a result of approximately equal increases in net client cash flows and market appreciation. Net earnings increased 56% to $297.8 million and diluted earnings per share were $4.06, an increase of 46%. The pre-tax profit margin increased to 24.3% from 20.5%. Included in fiscal 2004 is a single litigation award charge of $17.5 million. Our earnings were also affected by the impact of the sale of the mortgage servicing operations of LMRES, which increased net earnings by $6.5 million. Our diluted earnings per share included the impact of 4.4 million shares that would be issuable upon conversion of our zero-coupon contingent convertible senior notes, which became convertible in January 2004, when our stock price reached a convertibility threshold in the prior quarter, reducing diluted earnings per share by $0.09.

Net Revenues

Investment advisory and related fees, including distribution fees from company-sponsored mutual and offshore funds, increased 42% to $1.217 billion, primarily as a result of the combined growth from assets managed by Private Capital Management, L.P. (“PCM”), Western Asset Management Company (“Western Asset”), Royce & Associates, LLC (“Royce”) and Legg Mason Funds Management, Inc. (“LMFM”). Distribution fees from proprietary investment funds increased $53.0 million to $190.1 million. Investment advisory and related fees represented 63% of consolidated net revenues, up from 57% in the prior year.

Investment Advisory Revenues and Assets Under Management

Assets under management at March 31, 2004 were $286.4 billion, up 49% from March 31, 2003. Changes in the business environment during fiscal 2004, which gave rise to improvements in the equity markets, resulted in dramatic growth in our equity assets under management. Over $50 billion of the $94 billion increase in assets was in equity assets. Because we earn higher fees on our equity products, pre-tax earnings rose 77% in our Asset Management segment.

Assets under management as of March 31, 2004 and 2003 by type are as follows:

	2004*	% of Total	2003*	% of Total	% Change

Equity	$112.3	39.2	$60.1	31.3	86.9%
Fixed Income	174.1	60.8	132.1	68.7	31.8%

Total	$286.4	100.0	$192.2	100.0	49.0%

*  In billions

Assets Under Management by Division (In billions)

Securities brokerage revenues, including both commissions and principal transactions, increased 7% to $509.0 million, primarily as a result of increases in retail client transaction volume, particularly listed and over-the-counter equities and non-affiliated mutual funds. Commission revenues in fiscal 2004 were reduced by $7.4 million for reimbursements to clients for Legg Mason Wood Walker’s failure to provide breakpoint discounts in connection with client purchases of non-proprietary front-end load mutual fund shares and $5.6 million as a result of the impact of the sale of our bank brokerage network in fiscal 2003. Investment banking revenues were $150.1 million, an increase of 38% over the prior year, primarily as a result of increases in retail and institutional selling concessions and corporate banking management fees from new issues. Other revenues increased 22% to $43.8 million, primarily as a result of net gains on firm investments.

Net interest profit of $21.2 million increased 5% from $20.2 million in the prior year. Interest revenue declined 21% to $84.3 million as a result of significantly lower interest rates earned on higher average customer and firm investment balances. Interest expense declined 27% to $63.2 million as a result of significantly lower interest rates paid on customer credit account balances and lower amortized issue costs relating to our zero-coupon contingent convertible senior notes, which were fully amortized in the quarter ended June 30, 2003. The net interest profit margin in the current period increased to 25.1% from 19.0% in the prior year, and accounted for 4.5% of earnings before income tax provision, down from 6.6% in the prior year.

Non-Interest Expenses

Compensation and benefits increased 24% to $1.087 billion, as a result of increases in profitability-based incentive costs, primarily asset management related, and increased retail financial advisor sales compensation. However, compensation as a percentage of net revenues declined to 56.0% from 58.7% in the prior year, as a result of the impact of fixed compensation costs on increased revenues, a lower percentage of pre-tax profits accrued for corporate executive incentive compensation and lower effective compensation rates.

Communications and technology expense of $92.5 million was relatively unchanged from the prior year, as increased investments in technology were offset by the impact of lower depreciation as a result of assets that became fully depreciated in a prior year.

Occupancy expense rose 6% to $66.5 million in the current year, primarily as a result of increased rent, equipment depreciation and relocation costs of $1.7 million related to Western Asset’s move to a new office location. We also incurred $1.0 million of additional costs to consolidate two investment advisory subsidiary office locations in New York City.

Amortization of intangible assets declined 7% to $21.8 million, primarily as a result of asset management contracts that were fully amortized during the year.

During fiscal 2004, we recorded a litigation award charge of $17.5 million as a result of a judgment in a copyright infringement lawsuit (see Note 9 of Notes to Consolidated Financial Statements).

Distribution and service fees increased 94% to $47.8 million, primarily as a result of an increase in distribution fees paid to third-party distributors on sales of offshore and Royce funds.

Other expenses increased 20% to $135.4 million in the current fiscal year, primarily due to: an increase of $8.0 million in audit and consulting fees as a result of a more stringent legislative and regulatory environment and legal fees for litigation; a $2.3 million fine levied by the SEC and National Association of Securities Dealers (“NASD”) as a result of our failure to provide certain clients the benefit of breakpoint discounts in connection with their purchases of non-proprietary front-end load mutual fund shares; stock-based compensation expense of $2.1 million for stock option grants to our non-employee directors; and an increase of $2.0 million in contributions to the Legg Mason charitable foundation. These increases were partially offset by lower expenses related to advances to financial advisors and impairment charges taken on intangible assets in fiscal 2003.

The income tax provision increased 55% to $181.7 million, primarily as a result of the increase in pre-tax earnings. The effective tax rate was 38.5% in the current fiscal year and 38.3% in the prior year. The current year reflects a lower average effective foreign tax rate, while the prior year benefited from $2.6 million in state income tax refunds.

Results by Segment

Asset Management

	Years Ended March 31,
(In millions)	2004	2003

Net revenues	$969.3	$648.1
Non-interest expenses	653.0	469.4

Earnings from continuing operations before income tax provision	$316.3	$178.7

Profit margin	32.6%	27.6%

Net revenues in Asset Management increased 50% to $969.3 million and pre-tax earnings increased 77% to $316.3 million, principally as a result of increased revenues from higher levels of assets under management. Investment advisory revenues at PCM, Western Asset, Royce and LMFM, combined, accounted for $224.5 million (or 73%) of the increase, including performance fees. Performance fees rose $20.0 million to $41.5 million. Compensation as a percentage of net revenues was 46.6% for fiscal 2004 and 48.5% in the prior fiscal year. The profit margin increased to 32.6% from 27.6% in the prior year as a result of a greater portion of revenues generated at subsidiaries that retain a lower percentage of revenues under revenue sharing agreements. Asset Management represented 49.9% of consolidated net revenues for the year ended March 31, 2004, an increase from 43.2% in the prior year.

Net Revenues by Division within Asset Management (In millions)

Private Client

	Years Ended March 31,
(In millions)	2004	2003

Net revenues	$677.8	$588.6
Non-interest expenses	557.1	511.0

Earnings from continuing operations before income tax provision	$120.7	$77.6

Profit margin	17.8%	13.2%

Private Client net revenues increased 15% to $677.8 million from $588.6 million in the prior year and pre-tax earnings increased 56% to $120.7 million, principally as a result of increases in distribution fees on company-sponsored mutual funds, corporate selling concessions and an increased volume of listed and over-the-counter securities transactions. Additionally, increased commissions on sales of non-affiliated mutual funds and fees earned from fee-based brokerage accounts contributed to the increase in net revenues. These increases were partially offset by the impact of the sale of contracts in our bank brokerage network in the prior year of $9.9 million and the impact of a $7.4 million reduction in mutual fund commissions for breakpoint reimbursements to clients. Compensation as a percentage of net revenues declined to 57.4% in fiscal 2004 from 58.1% in fiscal 2003, primarily as a result of lower commission rates paid on distribution fees from company-sponsored mutual funds and the elimination of bank brokerage commissions, as a result of the sale of our bank brokerage network in the prior year. The profit margin rose to 17.8% from 13.2% in the prior year as a result of increased revenues and lower effective compensation costs. Private Client represented 34.9% of consolidated net revenues in the year ended March 31, 2004, a decrease from 39.2% in the prior year due to the significant increase in Asset Management net revenues. Net interest profit in Private Client declined 2% to $48.9 million.

Capital Markets

	Years Ended March 31,
(In millions)	2004	2003

Net revenues	$295.8	$264.2
Non-interest expenses	240.7	212.6

Earnings from continuing operations before income tax provision	$55.1	$51.6

Profit margin	18.6%	19.5%

Capital Markets net revenues increased 12% to $295.8 million from $264.2 million in the prior year as a result of higher corporate banking management fees and selling concessions on new issues, higher corporate advisory fees and increased institutional equity over-the-counter transaction volume. Compensation as a percentage of net revenues was 56.9%, compared to 56.8% in the prior year. The profit margin decreased to 18.6% from 19.5% in the prior year as a result of increased direct and allocated support costs. Capital Markets represented 15.2% of consolidated net revenues for the year ended March 31, 2004, a decrease from 17.6% in the prior year, primarily due to the significant increase in net revenues in our Asset Management segment.

Corporate

	Years Ending March 31,
(In millions)	2004	2003

Net revenues (losses)	$(1.8)	$(0.6)
Non-interest expenses	18.0	0.5

Earnings (losses) from continuing operations before income tax provision	$(19.8)	$(1.1)

Profit margin	n/m	n/m

n/m—not meaningful

Corporate includes unallocated revenues and expenses, primarily gains and losses on certain firm investments and the $17.5 million litigation award charge.

FISCAL 2003 COMPARED WITH FISCAL 2002

Financial Overview

Net revenues, net earnings and diluted earnings per share were up 5% to $1.50 billion, 25% to $190.9 million and 24% to $2.78, respectively. On August 1, 2001, we acquired PCM, which at the acquisition date managed $8.6 billion of assets. On October 1, 2001, we acquired Royce, which at the acquisition date managed $4.7 billion of assets. As of March 31, 2003, PCM and Royce managed $11.5 billion and $8.2 billion of assets, respectively. The benefit of a full year of results and growth of Royce and PCM increased net revenues by approximately $80.0 million (net of interest expense). Additionally, net earnings increased as a result of lower compensation costs as a percentage of net revenues, decreases in litigation-related costs and the benefit of a full year of cost savings initiatives implemented in the prior year.

Net Revenues

Investment advisory and related fees, including distribution fees from investment funds, increased 10% to $860.3 million, primarily as a result of additional investment advisory fees of $90.5 million from Royce and PCM and growth of $40.9 million from Western Asset. These increases were offset in part by declines in investment advisory and distribution fees from company-sponsored equity investment funds of $42.7 million and lower fees at certain non-U.S. based investment advisors of $10.2 million.

Securities brokerage revenues increased 1% to $474.9 million as a result of increases in the volume of both institutional and retail fixed income transactions, sales of annuities and the impact of a full year of commissions earned by PCM’s brokerage operations. These increases were offset in part by declines in listed retail equity transaction volume and sales of non-proprietary mutual funds. Investment banking revenues increased 7% to $109.0 million, primarily due to increases in new issue and underwriting revenues, and increased merger and advisory fees. Other revenues increased 9% to $35.8 million, primarily as a result of a $3.1 million increase in annual retirement account fees due to more accounts being charged a fee and increases in the fee rates and a $1.3 million realized gain on the sale of certain contracts in our bank brokerage network, offset in part by unrealized losses on firm investments.

Net interest profit declined 47% to $20.2 million primarily as a result of a decrease of $53.1 million in interest revenue due to lower average interest rates earned on customer account and firm investment balances, partially offset by a decrease in interest expense of $42.8 million as a result of lower average interest rates paid on customer credit account balances. In addition, interest expense increased $9.2 million as a result of acquisition-related debt. Net interest profit accounted for 6.6% of consolidated pre-tax profits, down significantly from 15.2% in the prior fiscal year.

Non-Interest Expenses

Compensation and benefits increased 2% to $880.1 million, primarily due to a full year’s impact of PCM and Royce, which resulted in an increase of $32.4 million in compensation-related expenses, and higher profitability-based asset management incentive expense, offset in part by a decline in sales and distribution fee commissions of $27.6 million. Compensation as a percentage of net revenues decreased to 58.7% in fiscal 2003 from 60.8% in fiscal 2002 primarily due to our Private Client and Capital Market segments.

Communications and technology expense declined 7% to $90.5 million, primarily as a result of declines in costs for quote services, consulting fees and leased computer equipment.

Occupancy increased 5% to $62.7 million, primarily due to the impact of a full year of expenses of acquired entities, higher operating expenses at our corporate headquarters and the addition of office space leased by Western Asset.

Amortization of intangible assets increased 34% to $23.3 million, primarily as a result of a $5.5 million increase related to a full year of amortization of asset management contracts acquired in the PCM acquisition. We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective April 1, 2001, under which goodwill and indefinite life intangible assets are no longer amortized. See Note 6 of Notes to Consolidated Financial Statements.

Distribution and service fees increased 49% to $24.6 million, primarily as a result of the impact of a full year of commissions paid to third-party distributors of Royce funds.

Other expenses decreased 3% to $112.5 million, primarily as a result of a decline in litigation-related expenses of approximately $5.7 million and lower promotional expenses. These decreases were offset in part by the addition of expenses of acquired entities and an increase of $2.1 million in allowances for recruiting-related advances to financial advisors.

The income tax provision increased 18% to $117.4 million in fiscal 2003, primarily as a result of the increase in pre-tax earnings. The effective tax rate declined to 38.3% from 39.6% in the prior year due to lower average effective state income tax rates resulting from changes in state apportionment factors, $2.6 million in one-time net state income tax refunds and a lower average effective foreign tax rate as a result of realizing the tax benefits of U.K. net operating loss carryforwards.

Results by Segment

Asset Management

	Years Ended March 31,
(In millions)	2003	2002

Net revenues	$648.1	$557.9
Non-interest expenses	469.4	398.7

Earnings from continuing operations before income tax provision	$178.7	$159.2

Profit margin	27.6%	28.5%

Net revenues in Asset Management increased 16% to $648.1 million and pre-tax earnings increased 12% to $178.7 million, principally as a result of the impact of a full year of results and growth at PCM and Royce, as well as growth at Western Asset. Compensation as a percentage of net revenues increased to 48.3% in fiscal 2003 from 46.7% in fiscal 2002 and the pre-tax profit margin decreased to 27.6% in fiscal 2003 from 28.5% in fiscal 2002 because a higher percentage of revenues were generated by subsidiaries that retain a larger percentage of revenues, under revenue-sharing agreements, as incentive compensation. Asset Management represented 43.2% of consolidated net revenues in fiscal 2003, an increase from 39.2% in fiscal 2002. In fiscal 2003, PCM and Royce contributed an additional $90.5 million of investment advisory fees and $31.3 million of pre-tax earnings. In addition, investment advisory fees grew $40.9 million at Western Asset. These increases were offset in part by declines of $19.2 million in advisory fees from company-sponsored equity investment funds and $10.2 million in advisory fees from certain non-U.S. based investment advisors. In addition, net interest profit decreased $11.9 million primarily as a result of lower average interest rates earned on firm investment balances and an increase in acquisition-related debt. Included in the current fiscal year are charges of $2.8 million related to write-downs of previously acquired asset management contracts.

Net Revenues by Division within Asset Management (In millions)

Private Client

	Years Ended March 31,
(In millions)	2003	2002

Net revenues	$588.6	$618.2
Non-interest expenses	511.0	564.9

Earnings from continuing operations before income tax provision	$77.6	$53.3

Profit margin	13.2%	8.6%

Despite a decline in Private Client’s net revenues of 5% to $588.6 million, pre-tax earnings increased 46% to $77.6 million. Compensation as a percentage of net revenues decreased to 58.1% in fiscal 2003 from 61.9% in fiscal 2002 as a result of lower effective commission payout rates and incentive compensation. The pre-tax profit margin increased to 13.2% in fiscal 2003 from 8.6% in fiscal 2002. Private Client represented 39.2% of consolidated net revenues in fiscal 2003, a decrease from 43.4% in the prior year. Net revenues declined primarily due to a decrease of $19.8 million in distribution fee revenues on company-sponsored investment funds, principally equity funds, and lower retail transaction volume. Improved pre-tax earnings and profit margin are attributable to a decline in non-interest expenses, driven by cost savings initiatives implemented last year, including the impact of branch consolidations, a reduction in the number of full-time employees and lower costs for communication services. Net interest profit in Private Client decreased 12% to $49.9 million, primarily due to a decline in average interest rates earned on firm investment balances.

Capital Markets

	Years Ended March 31,
(In millions)	2003	2002

Net revenues	$264.2	$247.6
Non-interest expenses	212.6	208.6

Earnings from continuing operations before income tax provision	$51.6	$39.0

Profit margin	19.5%	15.8%

Net revenues in Capital Markets increased 7% to $264.2 million, while pre-tax earnings increased 32% to $51.6 million. Compensation as a percentage of net revenues declined to 56.8% in fiscal 2003 from 60.9% in fiscal 2002 due to lower effective percentage payouts for incentive compensation on higher revenues. The pre-tax profit margin increased to 19.5% in fiscal 2003 from 15.8% in fiscal 2002. Capital Markets represented 17.6% of consolidated net revenues in fiscal 2003 and 17.4% in fiscal 2002. The increase in net revenues was primarily attributable to higher institutional fixed income transaction volume and trading profits, as well as increases in municipal banking fees, offset in part by a decline in corporate banking fees and unrealized losses related to warrants acquired in connection with private placements.

Corporate

	Years Ended March 31,
(In millions)	2003	2002

Net revenues (losses)	$(0.6)	$(0.1)
Non-interest expenses	0.5	0.2

Earnings (losses) from continuing operations before income tax provision	$(1.1)	$(0.3)

Profit margin	n/m	n/m

n/m—not meaningful

Corporate includes unallocated revenues and expenses, including gains and losses on certain firm investments.

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

We maintain a committed, unsecured revolving credit facility of $100 million that matures on June 30, 2006, for general corporate purposes that may include short-term funding needs. The facility has restrictive covenants that require us, among other things, to maintain specified levels of net worth and debt-to-equity ratios. There were no borrowings outstanding under the facility as of March 31, 2004 and 2003.

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

On September 30, 2003, we sold certain assets and liabilities comprising the commercial mortgage banking and mortgage servicing operations of our wholly owned subsidiary, LMRES. LMRES will continue to operate its real estate investment advisory group. The cash received at closing for the sale of the assets was approximately $63.5 million, which included $40.9 million that was used to repay the outstanding balance of a secured warehouse line of credit. The cash at closing excluded a $6.9 million non-interest bearing note due four years from closing. In addition, the short-term investments securing the outstanding borrowings under a committed, secured compensating balance line of credit were liquidated and the line of credit, used by the mortgage banking and servicing operations, was repaid. Both of these lines of credit are no longer part of LMRES’s continuing operations. The pre-tax earnings and cash flows from the operations of LMRES that were sold are not material to our consolidated results of operations. The financial results of the operations sold are reflected as discontinued operations on our Consolidated Statement of Earnings.

Legg Mason’s assets consist primarily of cash and cash equivalents, collateralized short-term receivables, investment advisory fee receivables, securities owned and borrowed, intangible assets and goodwill. Our assets are principally funded by payables to customers, securities loaned, bank loans, long-term debt and equity. The collateralized short-term receivables consist primarily of margin loans, securities purchased under agreements to resell and securities borrowed, all of which are collateralized by U.S. government and agency securities, corporate debt and equity securities. The investment advisory fee receivables, although not collateralized, are short-term in nature and collectibility is reasonably certain. Excess cash is generally invested in institutional money market funds, commercial paper and securities purchased under agreements to resell. The highly liquid nature of our assets provides us with flexibility in financing and managing our anticipated operating needs.

Legg Mason’s total assets increased $1.2 billion to $7.3 billion at March 31, 2004, primarily as a result of increases in securities borrowed of $313.2 million, cash and securities segregated for regulatory purposes or deposited with clearing organizations of $293.0 million, cash of $177.3 million and an increase in receivables from customers of $170.9 million. The increase in securities borrowed was accompanied by a corresponding increase in securities loaned of $267.8 million, reflecting a higher demand for equity securities. The increase in securities segregated for regulatory purposes or deposited with clearing organizations was accompanied by a corresponding increase in payables to customers of $329.8 million. As of March 31, 2004, stockholders’ equity was $1.560 billion, a 25% increase over March 31, 2003, primarily from the results of operations for the year. For fiscal 2004, cash flows from operating activities provided approximately $189.4 million, primarily attributable to net earnings, adjusted for non-cash charges. We expect that cash flows provided by operating activities will be the primary source of working capital for the next year.

As of March 31, 2004, Legg Mason had three long-term fixed rate debt facilities with an outstanding balance of $794.2 million, an increase of $7.5 million over the prior year due to accretion of our zero-coupon notes. We had outstanding $100.0 million principal amount of senior notes due February 15, 2006, which bear interest at a stated rate of 6.5%. The balance at March 31, 2004, was $99.9 million. The notes were originally issued in February 1996 at a discount to yield 6.57%. We also had outstanding $567.0 million principal amount at maturity of zero-coupon contingent convertible senior notes due on June 6, 2031, that resulted in net proceeds of $244.4 million. The balance at March 31, 2004 was $270.0 million. The convertible notes were issued in a private placement to qualified institutional buyers at an initial offering price of $440.70 per $1,000 principal amount at maturity. The discounted price reflects a yield to maturity of 2.75% per year. During the quarter ended December 31, 2003, the price of our common stock exceeded the conversion trigger price of $73.15 for at least 20 trading days in the last 30 trading days of the quarter. As a result, each note became convertible into 7.7062 shares of our common stock, or 4.4 million shares in aggregate, subject to adjustment, commencing on January 2, 2004. We may redeem the convertible notes for cash on or after June 6, 2006 at their accreted value; however, the notes may be converted prior to any redemption. In addition, we may be required to repurchase the convertible notes at their accreted value, at the option of the holders, on June 6, 2005, 2007, 2011, and every five years thereafter until 2026 or upon a change in control of Legg Mason that occurs on or before June 6, 2006. Such repurchases can be paid in cash, shares of our common stock or a combination of both. We also had outstanding $425.0 million principal amount of senior notes due

July 2, 2008, which bear interest at 6.75%. The notes were issued at a discount to yield 6.80%. The balance at March 31, 2004 was $424.3 million. Proceeds from our long-term debt were used to fund the acquisition of asset management entities.

Our debt ratings at March 31, 2004 were BBB+ for Standard and Poor’s Rating Services and A3 for Moody’s Investor Service, Inc. The Standard and Poor’s Rating Services rating increased in November 2003 from BBB.

On August 1, 2001, Legg Mason purchased PCM for cash of approximately $682.0 million, excluding acquisition costs. The transaction includes two contingent payments based on PCM’s revenue growth for the years ending on the third and fifth anniversaries of closing, with the aggregate purchase price to be no more than $1.382 billion. Based on current revenue levels of PCM, we will be required to make the third anniversary payment of $400.0 million. Additionally, if PCM’s revenues remain at current levels or increase, it is likely we will be required to make the fifth anniversary payment of $300.0 million. On October 1, 2001, we completed the acquisition of Royce for cash of $115.0 million, excluding acquisition costs. The transaction includes three contingent payments based on Royce’s revenue growth for the years ending on the third, fourth and fifth anniversaries of closing, with the aggregate purchase price to be no more than $215.0 million. Based on current revenue levels of Royce, we will be required to make an additional payment of the remaining $100.0 million in fiscal 2005. We have the option to pay as much as 50% of the remaining purchase price for Royce in common stock. We currently expect to fund these fiscal 2005 commitments with available cash.

As of March 31, 2004, we had $575.0 million available for the issuance of additional debt or equity securities pursuant to a shelf registration statement. A shelf filing permits us to register securities in advance and then sell them when financing needs arise or market conditions are favorable. We intend to use the shelf registration for general corporate purposes, including the expansion of our business. There are no assurances as to the terms of any securities that may be issued pursuant to the shelf registration since they are dependent on market conditions and interest rates at the time of issuance.

During fiscal 2002, the Board of Directors authorized Legg Mason, at its discretion, to purchase up to three million shares of its own common stock. During fiscal 2004, 2003 and 2002, we repurchased 789,300 shares for $65.4 million, 884,900 shares for $42.0 million and 136,800 shares for $7.1 million, respectively. In fiscal 2004, 2003 and 2002, we paid cash dividends of $35.2 million, $28.2 million and $21.5 million, respectively. We anticipate that we will continue to pay quarterly dividends and to repurchase shares on a discretionary basis.

The Parent’s broker-dealer subsidiaries are subject to the requirements of the Securities and Exchange Commission’s Uniform Net Capital Rule, which is designed to measure the general financial soundness and liquidity of broker-dealers. As of March 31, 2004, the broker-dealer subsidiaries had aggregate net capital of $408.6 million, which exceeded minimum net capital requirements by $383.3 million. The amount of the broker-dealers’ net assets that may be distributed is subject to restrictions under applicable net capital rules. The Parent’s trust subsidiary is subject to the requirements of the Office of Thrift Supervision, which requires compliance with regulatory capital standards. As of March 31, 2004, the trust subsidiary met all capital adequacy requirements to which it is subject.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements, as defined by the SEC, include certain contractual arrangements pursuant to which a company has an obligation, such as under contingent obligations, certain guarantee contracts, retained or contingent interest in assets transferred to an unconsolidated entity, certain derivative instruments classified as equity or material variable interests in unconsolidated entities that provide financing, liquidity, market risk or credit risk support. Disclosure is required for any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity or capital resources. We generally do not enter into off-balance sheet arrangements, as defined, other than those described in the Contractual Obligations and Contingent Payments section that follows and Special Purposes Entities under Critical Accounting Policies. In connection with the sale of certain assets of LMRES, we provided customary indemnifications to the purchaser. We do not believe there will be any material obligations from these indemnifications. In addition, our broker-dealer subsidiaries enter into transactions in the normal course of business that expose us to off-balance sheet risk, which are described in Note 15 of Notes to Consolidated Financial Statements.

Contractual Obligations and Contingent Payments

Legg Mason has contractual obligations to make future payments in connection with our long-term debt and non-cancelable lease agreements. In addition, as described in Liquidity and Capital Resources above, we expect to make contingent payments under business purchase agreements. See Notes 2, 7, 8 and 9 of Notes to Consolidated Financial Statements for additional disclosures related to our commitments.

The following table sets forth these contractual and contingent obligations by fiscal year:

Contractual and Contingent Obligations at March 31, 2004

(In millions)	2005	2006	2007	2008	2009	Thereafter	Total

Contractual Obligations
Long-term borrowings by contract maturity(a)	$—	$378.9	$—	$—	$425.0	$—	$803.9
Coupon interest on long-term borrowings	35.2	31.9	28.7	28.7	14.3	—	138.8
Minimum rental commitments	66.8	56.4	48.8	44.1	39.3	77.7	333.1

Total Contractual Obligations	$102.0	$467.2	$77.5	$72.8	$478.6	$77.7	$1,275.8

Contingent Obligations
Contingent payments related to business acquisitions(b)	504.3	2.1	300.0	—	—	—	806.4

Total Contractual and Contingent Obligations(c)	$606.3	$469.3	$377.5	$72.8	$478.6	$77.7	$2,082.2

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

(c)   The table above does not include approximately $18.1 in capital commitments to investment partnerships in which Legg Mason is a limited partner. These obligations will be funded, as required, through the end of the commitment periods that range from fiscal 2005 to 2011. These capital commitments also include $0.5 of commitments to lend employees funds to invest in one of these partnerships.

Risk Management

Risk is an inherent part of our business. The extent to which we properly and effectively identify, assess, monitor and manage each of the various types of risk involved in our activities is critical to our soundness and profitability. The primary risks which we seek to manage are: market, credit, operational, legal and funding.

Risk management at Legg Mason is a multi-faceted process that requires communication, judgment and knowledge of financial products and markets. Senior management takes an active role in the risk management process and utilizes specific administrative and business functions to assist in the identification, assessment and control of various risks. We utilize a variety of committees in our risk management framework.

The Risk Management Committee (“RMC”) sets broad-based risk policies consistent with the business objectives of Legg Mason. We also have committees that report to the RMC, all of which have representation by senior management of both the relevant business units and the support and control functions within Legg Mason. These committees are intended to ensure that risk policies and procedures, exceptions to risk limits, new products and businesses, and transactions with risk elements undergo a thorough review.

Equity and Fixed Income Commitment Committees approve our participation in the underwriting of equity and fixed income securities.

The PCG and Capital Markets New Business and Products (“NB&P”) Committee evaluates and approves proposed new business initiatives, or proposed changes to existing businesses which may increase the risk profile of the firm. In evaluating a proposed new initiative or business change, the NB&P Committee is assisted by Legg Mason support units such as legal, compliance, operations, finance, regulatory and information technology.

The Asset Management Risk Management Committee evaluates and approves proposed new business initiatives, or proposed changes to existing businesses, in our Asset Management segment. It also establishes and monitors procedures to control the operational, compliance, market, credit and legal risks specific to our Asset Management segment.

The Credit Committee establishes policies for, and monitors the related risks of, counterparty credit and market risk exposure created through margin lending, equity and fixed income proprietary trading, securities lending, correspondent clearing and institutional sales. In addition, the Credit Committee establishes policies including size and aging limits for trading securities owned by the firm that are used to facilitate customer securities transactions.

Our risk management policies, procedures and methodologies are fluid in nature and are subject to ongoing review and modification. Because risk management is a continuous process that seeks to manage rather than eliminate risks, no assurance can be given as to the effect on Legg Mason of any risk, or that any or all risks will actually be properly managed. Funding risk is discussed in “Liquidity and Capital Resources.”

Market Risk

Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, implied volatilities, correlations, or other market factors such as liquidity, will result in losses for a position or portfolio. We make dealer markets in a variety of debt and equity securities and accordingly hold these securities in our inventory accounts. We also hold security positions in inventory to facilitate customer orders. These holdings subject us to market risk.

The majority of our trading security inventory consists of debt instruments for which we attempt to hedge or reduce the market risk by holding offsetting positions in other trading securities with similar characteristics or financial instruments such as options or futures. Due to imperfections in correlations between the trading security being hedged and the hedging instrument, gains and losses can occur even for security positions that are hedged. The equity securities in our trading security inventory primarily result from our acting as a market maker for certain securities traded on NASDAQ, and from executing and clearing large blocks of equity securities for our clients.

Virtually all of our trading inventory is denominated in U.S. dollars, therefore minimizing foreign exchange risk. We do not deal in, or hold, interest rate or currency swaps or other similar off-balance sheet instruments. We generally do not deal in, or hold, commodity futures.

Sound market risk management is an integral part of our culture. We have established a variety of limits, at business unit and trading desk levels, to lessen our exposure to market risk. These limits include aggregate long market value, aggregate short market value, aging, and concentration. Our various business units and trading desks are responsible for ensuring that market risk exposures are well-managed on an intra-day basis and within the limits as set by management. Compliance with these limits is also monitored on a daily basis by a support area independent of the business units. Limit exceptions, if any, are communicated to both the applicable business unit and senior management on a daily basis, and to the Credit Committee.

The following tables categorize Legg Mason’s market risk sensitive financial instruments by type of security and maturity date. The Fair Value of Trading Securities below reflects our Trading assets net of our Trading liabilities, excluding those of consolidated variable interest entities, which is consistent with the way we manage our risk exposure. See Note 4 of Notes to Consolidated Financial Statements for the related gross long and short fair values of our trading securities. The Fair Value of Other Financial Instruments includes Investment securities, in addition to treasury securities of $242.2 million and $82.6 million at March 31, 2004 and 2003, respectively, included in Cash and securities segregated for regulatory purposes or deposited with clearing organizations.

Financial Instruments with Market Risk at March 31, 2004

	Fiscal Year
(In thousands)	2005	2006	2007	2008	2009	Thereafter	Total

Fair Value of Trading Securities
U.S. Government and agencies	$(25)	$(15,918)	$7,291	$4,727	$(22,386)	$33,775	$7,464
Corporate debt	136	9	228	(7,861)	2,833	6,338	1,683
State and municipal bonds	5,614	4,244	737	4,435	1,647	108,521	125,198

Total debt securities	5,725	(11,665)	8,256	1,301	(17,906)	148,634	134,345
Equity and other securities	—	—	—	—	—	7,308	7,308

Total trading securities	$5,725	$(11,665)	$8,256	$1,301	$(17,906)	$155,942	$141,653

Fair Value of Other Financial Instruments
U.S. Government and agencies	$242,185	$—	$—	$—	$480	$2,714	$245,379
Corporate debt	1,550	742	1,593	389	—	—	4,274

Total debt securities	243,735	742	1,593	389	480	2,714	249,653
Equity and other securities	—	—	—	—	—	30,807	30,807

Total other financial instruments	$243,735	$742	$1,593	$389	$480	$33,521	$280,460

Total trading and other financial instruments	$249,460	$(10,923)	$9,849	$1,690	$(17,426)	$189,463	$422,113

Weighted Average Yield
U.S. Government and agencies	4.08%	1.09%	2.30%	1.67%	2.16%	4.15%
Corporate debt	1.89	5.62	3.53	3.90	4.45	5.01
State and municipal bonds	4.45	3.05	3.63	3.54	2.80	3.79

Financial Instruments with Market Risk at March 31, 2003
	Fiscal Year
(In thousands)	2004	2005	2006	2007	2008	Thereafter	Total

Fair Value of Trading Securities
U.S. Government and agencies	$4,913	$(4,035)	$3,199	$3,006	$5,771	$15,955	$28,809
Corporate debt	221	1,640	379	4,190	316	11,939	18,685
State and municipal bonds	3,033	1,404	8,857	1,366	3,352	52,123	70,135

Total debt securities	8,167	(991)	12,435	8,562	9,439	80,017	117,629
Equity and other securities	—	—	—	—	—	2,477	2,477

Total trading securities	$8,167	$(991)	$12,435	$8,562	$9,439	$82,494	$120,106

Fair Value of Other Financial Instruments
U.S. Government and agencies	$83,036	$—	$—	$—	$—	$3,408	$86,444
Corporate debt	1,628	510	259	—	—	21	2,418

Total debt securities	84,664	510	259	—	—	3,429	88,862
Equity and other securities	—	—	—	—	—	20,054	20,054

Total other financial instruments	$84,664	$510	$259	$—	$—	$23,483	$108,916

Total trading and other financial instruments	$92,831	$(481)	$12,694	$8,562	$9,439	$105,977	$229,022

Weighted Average Yield
U.S. Government and agencies	2.19%	1.04%	3.34%	3.56%	2.47%	4.56%
Corporate debt	3.72	6.17	5.45	5.87	4.76	5.54
State and municipal bonds	1.62	4.77	2.31	3.64	2.57	3.69

In addition to the financial instruments included in the table, we have three long-term debt facilities, which are described in “Liquidity and Capital Resources.”

Our net investments in foreign subsidiaries are impacted by fluctuations of foreign exchange rates. These fluctuations are recorded as a component of Stockholders’ Equity and are not material to our financial condition. The impact of currency fluctuations during the year on our results of operations was not material.

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

Operational Risk

Operational risk generally refers to the risk of loss resulting from operating activities, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our operating systems, business disruptions and inadequacies or breaches in our internal control processes. We operate different businesses in diverse markets and we are reliant on the ability of our employees and systems to process high volumes of transactions often within limited time frames. In the event of a breakdown or improper operation of systems, human error or improper action by employees, we could suffer financial loss, regulatory sanctions or damage to our reputation. In order to mitigate and control operational risk, we have developed and continue to enhance policies and procedures that are designed to identify and manage operational risk at appropriate levels. For example, we have procedures requiring that all securities transactions must be confirmed on a timely basis, that position valuations are subject to periodic independent review procedures and that collateral and adequate documentation are obtained from counterparties in appropriate circumstances. We also use periodic self-assessments, internal audit reviews and independent consultants as a further check on operational risk and exposure.

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

Legal Risk

Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements. We are subject to extensive regulation in the different jurisdictions in which we conduct our business. We have various procedures addressing issues, such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, credit granting, protection of client information, collection activities, money-laundering and record keeping.

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

We consider the following to be among our current accounting policies that involve significant estimates or judgments.

Valuation of Financial Instruments

Substantially all financial instruments are reflected in the financial statements at fair value or amounts that approximate fair value. Cash and securities segregated for regulatory purposes or deposited with clearing organizations, Securities purchased under agreements to resell, Trading assets, Investment securities and Trading liabilities on the Consolidated Statements of Financial Condition include forms of financial instruments. Unrealized gains and losses related to these financial instruments are reflected in net earnings or other comprehensive income, depending on the underlying purpose of the instrument. Where available, we use prices from independent sources such as listed market prices, broker or dealer price quotations or external pricing sources. For investments in illiquid and privately held securities for which market prices or quotations are not readily available, the determination of fair value requires management to estimate the value of the securities based upon available information. In instances where a security is subject to transfer restrictions, the value of the security is based primarily on the quoted price of the same security without restriction, but may be reduced by an amount estimated to reflect such restrictions. In addition, even where the value of a security is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. We generally assume that the size of positions in securities that we hold would not be large enough to affect the quoted price of the securities if sold, and that any such sale would occur in an orderly manner. However, these assumptions may be incorrect and the actual value received upon disposition could be different from the current carrying value.

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

As of March 31, 2004 and 2003, we owned approximately $3.2 million and $5.3 million, respectively, of non-trading financial instruments that were valued on our assumptions or estimates. Additionally, we had approximately $0.1 million of unrealized losses on investment securities at March 31, 2004 and 2003.

Intangible Assets and Goodwill

SFAS No. 141, “Business Combinations,” requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, it provides that the cost of an acquired entity must be allocated to the assets acquired, including identifiable intangible assets, and liabilities assumed based on their estimated fair values at date of acquisition. The excess cost over the fair value of the net assets acquired must be recognized as goodwill.

SFAS No. 142, “Goodwill and Other Intangible Assets,” provides that goodwill is no longer amortized and the value of an identifiable intangible asset must be amortized over its useful life, unless the asset is determined to have an indefinite useful life.

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

The value of contracts to manage assets in proprietary mutual funds and the value of trade names are classified as indefinite-life intangible assets. The assignment of indefinite lives to proprietary mutual fund contracts is based upon the assumption that there is no foreseeable limit on the contract period to manage proprietary mutual funds due to the likelihood of continued renewal at little or no cost. The assignment of indefinite lives to trade names is based on the assumption that they are expected to generate cash flows indefinitely.

As of March 31, 2004, we had $466.2 million in goodwill, $159.9 million in indefinite-life intangible assets and $284.5 million in amortizable intangible assets. Generally, the estimated useful lives of amortizable intangible assets range from 5 to 20 years.

We review our intangible assets and goodwill on a quarterly basis, considering factors such as projected cash flows and revenue multiples, to determine whether the value of the assets is impaired and the amortization periods are appropriate. If an asset is determined to be impaired, the difference between the value of the asset reflected on the financial statements and its current fair value is recognized as an expense in the period in which the impairment occurs. Intangible assets subject to amortization are reviewed for impairment at each reporting period using an undiscounted cash flow analysis. For intangible assets with indefinite lives, fair value is determined based on anticipated discounted cash flows. Goodwill is evaluated at the reporting unit level, which is one level below the operating segment, and is deemed to be impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. In estimating the fair value of the reporting unit, we use valuation techniques based on multiples of revenues and discounted cash flows similar to models employed in analyzing the purchase price of an acquisition target. Substantially all of our goodwill is assigned to the asset management operating segment. We have defined the asset management reporting units to be wealth management, institutional and mutual funds.

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

Some of our business acquisitions, such as PCM and Royce, involved closely held companies in which certain key employees were also owners of those companies. In establishing the purchase price, we may include contingent consideration whereby only a portion of the purchase price is paid on the acquisition date. The determination of these contingent payments is consistent with our methods of valuing and establishing the purchase price, and we record these payments as additional purchase price and not compensation when the contingencies are met. Generally, contingent payments are recorded as additional goodwill. See Note 6 of Notes to Consolidated Financial Statements for additional information regarding intangible assets and goodwill.

Reserves for Losses and Contingencies

Legg Mason is the subject of customer complaints and has also been named as a defendant in various legal actions arising primarily from securities brokerage, asset management and investment banking activities, including certain class actions, which primarily allege violations of securities laws and seek unspecified damages, which could be substantial. Legg Mason has also been involved in governmental and self-regulatory agency investigations and proceedings. In accordance with SFAS No. 5 “Accounting for Contingencies,” we have established reserves for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these reserves, we use our judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of the losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our experience. If our judgments prove to be incorrect, our reserves may not accurately reflect actual losses that result from these actions, which could materially affect results in the period the expenses are ultimately determined. As of March 31, 2004 and 2003, our reserves for losses and contingencies were $31.8 million and $9.2 million, respectively. A substantial amount of the increase is due to a copyright infringement lawsuit. See Note 9 of Notes to Consolidated Financial Statements for additional disclosures regarding contingencies.

Special Purpose Entities

Special purpose entities (“SPEs”) are trusts, partnerships, corporations or other vehicles that are established for a limited business purpose. SPEs generally involve the transfer of assets and liabilities in which the transferor may or may not have continued involvement, derive continued benefit, exhibit control or have recourse. As of March 31, 2004, we do not utilize SPEs as a form of financing or to provide liquidity, nor have we recognized any gains or losses from the sale of assets to SPEs.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 46. FIN 46 requires that all SPEs be designated as either a voting interest entity or a variable interest entity (“VIE”), with VIEs subject to consolidation by the party deemed to be the primary beneficiary, if any. A VIE is an entity that does not have sufficient equity at risk to finance its activities without additional subordinate financial support or in which the equity investors do not have the characteristics of a controlling financial interest. The primary beneficiary is the entity that will absorb a majority of the VIE’s expected losses, or if there is no such entity, the entity that will receive a majority of the VIE’s expected residual returns, if any. The initial implementation of FIN 46 was required for periods beginning after June 15, 2003; however, during October 2003, the FASB deferred the effective date for interests in VIEs that were created before February 1, 2003 until the end of the first interim period ending after December 15, 2003. In December 2003, the FASB revised FIN 46 (“FIN 46-R”) to incorporate certain modifications, which among other things, removed the requirement to include gross fees paid to a decision maker in the determination of expected residual returns. As a result, it is unlikely we will be the primary beneficiary for VIEs created to manage assets for clients unless our ownership interest in VIEs were to be substantial. The Company adopted the provisions of FIN 46-R as of December 31, 2003.

In the normal course of our business activities, we obtain variable interests in VIEs that we manage primarily for our clients. We are the collateral manager of collateralized debt obligation entities, the general partner, and in some cases a limited partner, in investment partnerships and the investment manager and/or managing member in limited liability companies, trusts and offshore investment vehicles. These entities are investment vehicles and include many types of investment strategies including real estate, equity and fixed income portfolios. For our services, we are entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinate management fees or other incentive fees. We did not sell or transfer assets to any of the VIEs. Our exposure to risk in these entities is generally limited to any equity investment we have made or are required to make and any earned but uncollected management fees. We do not issue any performance guarantees to these VIEs or their investors. Uncollected management fees from these VIEs were immaterial at March 31, 2004.

In determining whether we are the primary beneficiary of these VIEs, we consider both qualitative and quantitative factors such as the voting rights of the equity holders, economic participation of all parties, including how fees are earned by and paid to us, related party ownership and guarantees. In determining the primary beneficiary, we must make assumptions and estimates about, among other things, the future performance of the underlying assets held by the VIE including investment returns, cash flows and credit risks. These assumptions and estimates have a significant bearing on the determination of the primary beneficiary. If our assumptions or estimates were to be materially incorrect, we might be required to consolidate additional VIEs. Consolidation of these VIEs would result in an increase to assets with a corresponding increase in liabilities on the Consolidated Statements of Financial Condition and an increase in net revenues with a corresponding increase in expenses on the Consolidated Statements of Earnings.

As a result of the adoption of FIN 46-R, at March 31, 2004, we were required to consolidate one investment partnership and two investment trusts with total assets of $13.1 million solely due to the underlying ownership of these entities being comprised of employees’ interests. See Note 4 of Notes to Consolidated Financial Statements for the trading assets and liabilities of the consolidated VIEs. We do not have an ownership interest in these entities and as such the net equity of these entities is reflected as minority interest in Other liabilities on the Consolidated Statements of Financial Condition. Our assets, exclusive of the assets of the consolidated VIEs, are not subject to claims of creditors of these consolidated VIEs and likewise the assets of the consolidated VIEs are not available to our creditors. In addition, the results of operations of these consolidated VIEs are immaterial.

As of March 31, 2004, the following table is a summary of the VIEs in which we have a significant variable interest but are not the primary beneficiary (dollars in millions):

Entity Type	Number of Entities	Total Assets	Equity Investment	Capital Commitments	Date of Earliest Involvement

CDOs	5	$1,972	$—	$—	August 2000
Offshore Investment Vehicles(1)	3	1,197	—	—	August 1995
Trusts	13	1,010	—	—	November 1993
Limited Partnerships/REITs	11	494	14	17	September 1986
Limited Liability Companies(2)	3	26	—	—	March 2001

Total	35	$4,699	$14	$17

(1)   Includes one money market fund with assets of $1.1 billion in which we believe we have less than a 1% variable interest.

(2)   Excludes 4 limited liability companies in which one of our asset management subsidiaries has approximately $17.9 million invested by its long-term incentive plan. We do not have a direct variable interest since we do not earn any fees on these assets.

Stock-Based Compensation

Our stock-based compensation plans include stock options, employee stock purchase plans, restricted stock awards and deferred compensation and retention bonuses payable in stock. Under our stock compensation plans, we issue stock options to officers, key employees and non-employee members of the Board of Directors. Prior to April 1, 2003, we accounted for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. In accordance with APB No. 25, compensation expense was not recognized for stock options that have no intrinsic value (the exercise price is not less than the market price) on the date of grant prior to fiscal 2004.

During fiscal 2004, we adopted the fair value method of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” prospectively for all stock options granted and stock purchase plan transactions after April 1, 2003, using the Black-Scholes option pricing model. Under the prospective method allowed under SFAS No. 148, compensation expense is recognized based on the fair value of stock options granted after April 1, 2003 over the applicable vesting period. No compensation expense is recognized for stock options granted prior to April 1, 2003. Therefore, the expense related to stock-based employee compensation included in the determination of net income for March 31, 2004 is less than that which would have been included if the fair value method had been applied to all awards.

Under the stock purchase plan, shares of common stock are purchased in the open market on behalf of participating employees and we provide a 10% contribution towards purchases, which is recognized as expense. Restricted stock awards and deferred compensation payable in stock are recognized as expense over the vesting periods.

In accordance with the provisions of SFAS No. 148, we provide disclosure in Note 1 of the Notes to Consolidated Financial Statements of the pro forma results under the modified prospective fair value based method, as if compensation expense associated with prior years’ stock option grants had been recognized over the vesting period. The fair value of each option grant is determined using the Black-Scholes option-pricing model. If we accounted for prior years’ stock option grants under the modified prospective fair value based method, net earnings would have been reduced by $17.3 million, $22.1 million and $20.9 million in fiscal 2004, 2003 and 2002, respectively.

Income Taxes

We make certain estimates and judgments in determining our income tax provision for financial statement purposes. These estimates and judgments are used in determining the tax basis of assets and liabilities, and in the calculation of certain tax assets and liabilities which arise from differences in the timing of revenue and expense recognition for tax and financial statement purposes.

We also assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our income tax provision by recording a valuation allowance against deferred tax assets that we estimate will not be ultimately recoverable. We recorded a valuation allowance related to U.S. state net operating loss carryforwards and non-U.S. net operating and capital loss carryforwards, since it is unlikely that these benefits will be realized.

In addition, the calculation of our tax liabilities involves uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax uncertainties in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which additional taxes will be due. If we determine that our estimates have changed, the income tax provision will be adjusted in the period in which that determination is made.

Forward-Looking Statements

Information or statements provided by or on behalf of Legg Mason from time to time, including those within this Report on Form 10-K, may contain certain “forward-looking information,” including information relating to anticipated growth in revenues or earnings per share, anticipated changes in our businesses or in the amount of client assets under management, anticipated expense levels, changes in expenses, the expected effects of acquisitions and expectations regarding financial market conditions. We caution readers that any forward-looking information provided by or on behalf of Legg Mason is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are outside of our control, including but not limited to those discussed below, those discussed under the heading “Factors Affecting the Company and the Financial Services Industry” and those discussed elsewhere in this Report on Form 10-K. Further, such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligations to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Our future revenues may fluctuate due to numerous factors, such as: the total value and composition of assets under management; the volume of trading in securities; the volatility and general level of securities prices and interest rates; the relative investment performance of company-sponsored investment funds and other asset management products compared with competing offerings and market indices; investor sentiment and confidence; general economic conditions; our ability to maintain investment management and administrative fees at current levels; the level of margin and customer account balances; competitive conditions in each of our business segments; the demand for investment banking services; the ability to attract and retain key personnel and the effects of acquisitions, including prior acquisitions.

Our future operating results are also dependent upon the level of operating expenses, which are subject to fluctuation for the following or other reasons: variations in the level of compensation expense incurred as a result of changes in the number of total employees, competitive factors, changes in the percentages of net revenues paid as compensation or other reasons; variations in expenses and capital costs, including depreciation, amortization and other non-cash charges incurred by us to maintain our administrative infrastructure; unanticipated costs that may be incurred by Legg Mason from time to time to protect client goodwill or in connection with litigation or regulatory proceedings; and the effects of acquisitions.

Our business is also subject to substantial governmental regulation and changes in legal, regulatory, accounting, tax and compliance requirements that may have a substantial effect on our business and results of operations.

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

Recent Accounting Developments

The FASB has issued the following pronouncements during fiscal 2004.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In addition, the statement clarifies when a contract is a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective prospectively for contracts entered into or modified, and hedging relationships designated, after June 30, 2003. Adoption of SFAS No. 149 did not materially impact our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are generally effective for financial instruments entered into or modified after May 31, 2003. Adoption of SFAS No. 150 did not materially impact our consolidated financial statements.

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” as it relates to disclosures of SFAS No. 115 securities. In addition to the disclosures already required by SFAS No. 115, EITF Issue 03-01 requires both quantitative and qualitative disclosures for marketable equity and debt securities. The new disclosure requirements are required to be applied to financial statements for fiscal years ending after December 15, 2003. Adoption of EITF 03-01 did not materially impact our consolidated financial statements.

In December 2003, the FASB issued FIN 46-R, as previously discussed. Adoption of FIN 46-R, except for added disclosure, did not materially impact our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” for disclosure about market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

and Stockholders of Legg Mason, Inc.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of earnings, changes in stockholders’ equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of Legg Mason, Inc. and subsidiaries (“Legg Mason”) at March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Legg Mason’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Baltimore, Maryland

May 27, 2004

Consolidated Statements of Earnings

(Dollars in thousands, except per share amounts)

	Years Ended March 31,
	2004	2003	2002

Revenues
Investment advisory and related fees	$1,217,030	$860,330	$780,592
Commissions	343,519	316,719	330,893
Principal transactions	165,481	158,194	138,900
Investment banking	150,097	109,031	102,184
Interest	84,314	106,220	163,460
Other	43,826	35,849	32,864

Total revenues	2,004,267	1,586,343	1,548,893
Interest expense	63,155	85,997	125,342

Net revenues	1,941,112	1,500,346	1,423,551

Non-Interest Expenses
Compensation and benefits	1,087,388	880,062	865,954
Communications and technology	92,511	90,461	97,564
Occupancy	66,492	62,675	59,690
Distribution and service fees	47,773	24,572	16,477
Amortization of intangible assets	21,753	23,253	17,422
Litigation award charge	17,500	—	—
Other	135,386	112,467	115,301

Total non-interest expenses	1,468,803	1,193,490	1,172,408

Earnings from Continuing Operations before Income Tax Provision	472,309	306,856	251,143
Income tax provision	181,701	117,424	99,476

Net Earnings from Continuing Operations	290,608	189,432	151,667
Discontinued operations, net of taxes	675	1,477	1,269
Gain on sale of discontinued operations, net of taxes	6,481	—	—

Net Earnings	$297,764	$190,909	$152,936

Net Earnings Per Common Share
Basic
Continuing operations	$4.34	$2.87	$2.33
Discontinued operations	0.01	0.02	0.02
Gain on sale of discontinued operations	0.10	—	—

	$4.45	$2.89	$2.35

Diluted
Continuing operations	$3.96	$2.76	$2.22
Discontinued operations	0.01	0.02	0.02
Gain on sale of discontinued operations	0.09	—	—

	$4.06	$2.78	$2.24

See notes to consolidated financial statements.

Consolidated Statements of Financial Condition

(Dollars in thousands)

	March 31,
	2004	2003

Assets
Cash and cash equivalents	$868,060	$690,752
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	2,876,413	2,583,437
Securities purchased under agreements to resell	—	35,000
Receivables:
Customers	1,104,830	933,970
Investment advisory and related fees	202,845	121,209
Brokers and dealers	70,067	62,488
Others	79,941	36,854
Securities borrowed	568,399	255,230
Trading assets, at fair value	264,095	179,689
Investment securities, at fair value	38,275	26,291
Equipment and leasehold improvements, net	91,753	69,814
Intangible assets, net	444,434	470,408
Goodwill	466,207	454,512
Other	187,662	147,796

Total Assets	$7,262,981	$6,067,450

Liabilities and Stockholders’ Equity
Liabilities
Payables:
Customers	$3,576,059	$3,246,285
Brokers and dealers	81,044	75,017
Securities loaned	487,717	219,954
Short-term borrowings	—	29,478
Trading liabilities, at fair value	119,088	59,583
Accrued compensation	355,268	235,971
Other	289,957	166,452
Long-term debt	794,238	786,753

Total Liabilities	5,703,371	4,819,493

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Common stock, par value $.10; authorized 250,000,000 shares; issued 66,548,716 shares in 2004 and 64,827,344 shares in 2003	6,655	6,483
Shares exchangeable into common stock	7,351	8,736
Additional paid-in capital	391,597	357,622
Deferred compensation and officer note receivable	(30,224)	(34,578)
Employee stock trust	(117,331)	(109,803)
Deferred compensation employee stock trust	117,331	109,803
Retained earnings	1,173,282	913,670
Accumulated other comprehensive income (loss), net	10,949	(3,976)

Total Stockholders’ Equity	1,559,610	1,247,957

Total Liabilities and Stockholders’ Equity	$7,262,981	$6,067,450

See notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands)

	Years Ended March 31,
	2004	2003	2002

Common Stock
Beginning balance	$6,483	$6,444	$6,285
Shares issued for:
Stock option exercises	185	50	109
Deferred compensation trust	19	26	25
Deferred compensation	10	28	12
Exchangeable shares	37	17	27
Business acquisition	—	6	—
Shares retired	(79)	(88)	(14)

Ending balance	6,655	6,483	6,444

Shares Exchangeable into Common Stock
Beginning balance	8,736	9,400	10,439
Exchanges	(1,385)	(664)	(1,039)

Ending balance	7,351	8,736	9,400

Additional Paid-In Capital
Beginning balance	357,622	358,972	330,394
Stock option exercises	76,238	10,193	17,607
Deferred compensation trust	13,252	12,286	11,517
Deferred compensation	8,457	14,143	5,558
Exchangeable shares	1,348	647	1,012
Business acquisition	—	3,256	—
Shares retired	(65,320)	(41,875)	(7,116)

Ending balance	391,597	357,622	358,972

Deferred Compensation and Officer Note Receivable
Beginning balance	(34,578)	(32,007)	(36,406)
Increase in unearned compensation	(7,664)	(13,594)	(5,076)
Repayment of officer note receivable	1,084	874	634
Amortization of deferred compensation	10,934	10,149	8,841

Ending balance	(30,224)	(34,578)	(32,007)

Employee Stock Trust
Beginning balance	(109,803)	(90,674)	(81,225)
Shares issued to plan	(20,306)	(25,113)	(16,066)
Distributions/forfeitures	12,778	5,984	6,617

Ending balance	(117,331)	(109,803)	(90,674)

Deferred Compensation Employee Stock Trust
Beginning balance	109,803	90,674	81,225
Shares issued to plan	20,306	25,113	16,066
Distributions/forfeitures	(12,778)	(5,984)	(6,617)

Ending balance	117,331	109,803	90,674

Retained Earnings
Beginning balance	913,670	751,635	624,665
Dividends declared	(38,152)	(28,874)	(25,966)
Net earnings	297,764	190,909	152,936

Ending balance	1,173,282	913,670	751,635

Accumulated Other Comprehensive Income (Loss), net
Beginning balance	(3,976)	(9,896)	(7,657)
Unrealized holding losses on investment securities, net of taxes	(72)	(991)	(681)
Reclassification adjustment for (gains) losses on investment securities included in net income, net of taxes	(44)	90	(1,161)
Unrealized gains (losses) on cash flow hedge, net of taxes	461	(1,326)	(172)
Reclassification adjustment for loss on cash flow hedge, net of taxes	1,036	—	—
Foreign currency translation adjustment	13,544	8,147	(225)

Ending balance	10,949	(3,976)	(9,896)

Total Stockholders’ Equity	$1,559,610	$1,247,957	$1,084,548

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Years Ended March 31,
	2004	2003	2002

Net Earnings	$297,764	$190,909	$152,936
Other comprehensive income (loss):
Foreign currency translation adjustment	13,544	8,147	(225)

Unrealized gains (losses) on investment securities:
Unrealized holding losses arising during the period	(96)	(907)	(348)
Reclassification adjustment for (gains) losses included in net income	(83)	86	(1,865)

Net unrealized losses	(179)	(821)	(2,213)

Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during the period	743	(2,138)	(277)
Reclassification adjustment for loss included in net income	1,672	—	—

Net unrealized gains (losses)	2,415	(2,138)	(277)

Deferred income taxes (benefit)	(855)	732	476

Total other comprehensive income (loss)	14,925	5,920	(2,239)

Comprehensive Income	$312,689	$196,829	$150,697

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended March 31,
	2004	2003	2002

Cash Flows from Operating Activities
Net earnings	$297,764	$190,909	$152,936
Non-cash items included in earnings:
Depreciation and amortization	49,958	55,888	48,202
Accretion and amortization of securities discounts and premiums, net	7,528	7,737	6,909
Originated mortgage servicing rights	(919)	(1,817)	(2,068)
Deferred compensation	15,564	10,149	8,841
Unrealized (gains) losses on firm investments	(3,346)	1,885	(2,029)
Intangible asset impairments	—	2,787	1,164
Other	3,704	964	456
Deferred income taxes	(16,948)	8,091	4,358
Gain on sale of assets	—	(1,331)	—
Gain on sale of discontinued operations	(10,861)	—	—
Purchases of trading investments, net	(9,971)	(2,517)	(8,593)
Decrease (increase) in assets excluding acquisitions:
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	(292,976)	(81,824)	(486,265)
Receivables from customers	(170,860)	62,153	106,797
Receivables for investment advisory and related fees	(79,019)	(6,030)	(5,507)
Receivables from brokers and dealers and other	(93,764)	20,222	(45,127)
Securities borrowed	(313,169)	69,187	(77,188)
Trading assets	(84,134)	(45,980)	(6,521)
Other	(22,740)	2,385	(13,778)
Increase (decrease) in liabilities excluding acquisitions:
Payable to customers	329,774	(3,237)	340,375
Payable to brokers and dealers	6,027	40,008	(10,778)
Securities loaned	267,763	(59,661)	26,690
Trading liabilities	59,845	21,674	(905)
Accrued compensation	116,373	33,094	29,562
Other	133,815	(19,001)	10,174

Cash Provided by Operating Activities	189,408	305,735	77,705

Cash Flows from Investing Activities
Payments for:
Equipment and leasehold improvements	(51,031)	(28,828)	(20,785)
Asset management contracts and mortgage servicing portfolios	—	—	(2,657)
Acquisitions, net of cash acquired	(4,510)	(3,243)	(792,856)
Net proceeds from sale of assets	64,777	1,451	—
Net (increase) decrease in securities purchased under agreements to resell	35,000	(35,000)	—
Purchases of investment securities	(15,604)	(26,008)	(16,694)
Proceeds from sales and maturities of investment securities	16,105	139,063	36,690

Cash Provided by (Used for) Investing Activities	44,737	47,435	(796,302)

Cash Flows from Financing Activities
Net increase (decrease) in short-term borrowings	(29,478)	25,918	(1,340)
Net proceeds from issuance of long-term debt	—	—	664,714
Repayment of notes payable of finance subsidiaries	—	(111,631)	(26,676)
Issuance of common stock	70,394	22,678	26,707
Repurchase of common stock	(65,399)	(41,963)	(7,130)
Dividends paid	(35,238)	(28,195)	(25,149)

Cash Provided by (Used for) Financing Activities	(59,721)	(133,193)	631,126

Effect of Exchange Rate Changes on Cash	2,884	2,398	(300)
Net Increase (Decrease) in Cash and Cash Equivalents	177,308	222,375	(87,771)
Cash and Cash Equivalents at Beginning of Year	690,752	468,377	556,148

Cash and Cash Equivalents at End of Year	$868,060	$690,752	$468,377

Supplementary Disclosure
Cash paid for:
Income taxes	$166,212	$121,639	$88,389
Interest	53,157	69,879	100,788

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share amounts or unless otherwise noted)

1.  Summary of Significant Accounting Policies

Basis of Presentation

Legg Mason, Inc. (“Parent”) and its subsidiaries (collectively, “Legg Mason”) are principally engaged in providing asset management, securities brokerage, investment banking and related financial services to individuals, institutions, corporations and municipalities. The consolidated financial statements include the accounts of the Parent and its subsidiaries in which it has a controlling financial interest. Generally, an entity is considered to have a controlling financial interest when it owns a majority of the voting interest in an entity. Legg Mason is also required to consolidate any variable interest entity (“VIE”) in which it is considered to be the primary beneficiary. See discussion of Special Purpose Entities that follows as well as Note 16 for a further discussion of variable interest entities. All material intercompany balances and transactions have been eliminated. Unless otherwise noted, all per share amounts include both common shares of Legg Mason and shares issued in connection with the acquisition of Legg Mason Canada Inc. (formerly Perigee Inc.), which are exchangeable into common shares of Legg Mason on a one-for-one basis at any time. Where appropriate, prior years’ financial statements have been reclassified to conform to the current year presentation.

Use of Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes, including fair value of financial instruments, intangible assets and goodwill, reserves for losses and contingencies, variable interest entities, stock-based compensation and income taxes. Actual amounts could differ from those estimates and the differences could have a material impact on the consolidated financial statements.

Cash and Cash Equivalents

Cash equivalents, other than those used for trading purposes, are highly liquid investments with original maturities of 90 days or less.

Repurchase Agreements

Legg Mason invests in short-term securities purchased under agreements to resell collateralized by U.S. government and agency securities, which are also included in Cash and securities segregated for regulatory purposes or deposited with clearing organizations. Securities purchased under agreements to resell and securities sold under agreements to repurchase are accounted for as collateralized financings. It is the policy of Legg Mason to obtain possession of collateral with a market value in excess of the principal amount loaned. Collateral is valued daily, and Legg Mason may require counterparties to deposit additional collateral when appropriate. Securities purchased under agreements to resell and securities sold under agreements to repurchase are carried at contractual amounts, plus accrued interest. Securities sold under agreements to repurchase, if any, are included in Short-term borrowings.

Securities Transactions

Customer securities transactions are recorded on a settlement date basis, which is not materially different from the trade date amount. Related commission revenues and expenses recorded on a trade date basis. Receivables from and payables to customers represent balances arising from cash and margin transactions. Securities owned by customers held as collateral for the receivable balances are not reflected in the consolidated financial statements. See Note 15 for a discussion of off-balance sheet risk.

Securities Lending

Securities borrowed and loaned are accounted for as collateralized financings and recorded at the amount of cash collateral advanced or received. Securities borrowed transactions require Legg Mason to deposit cash with the lender. Legg Mason generally receives cash as collateral for securities loaned. The fee received or paid by Legg Mason is recorded as interest income or expense. Legg Mason monitors the fair value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded, as necessary.

Financial Instruments

Substantially all financial instruments are reflected in the financial statements at fair value or amounts that approximate fair value. Cash and securities segregated for regulatory purposes or deposited with clearing organizations, Securities purchased under agreements to resell, Trading assets, Investment securities and Trading liabilities on the Consolidated Statements of Financial Condition include forms of financial instruments.

The Parent and its non-broker-dealer subsidiaries hold debt and marketable equity investments which are classified as available-for-sale, held-to-maturity or trading. Debt and marketable equity securities classified as available-for-sale are reported at fair value and resulting unrealized gains and losses are reflected in stockholders’ equity and comprehensive income, net of applicable income taxes. Debt securities, for which there is positive intent and ability to hold to maturity, are classified as held-to-maturity and are recorded at amortized cost. Amortization of discount or premium is included in earnings.

Financial instruments used in trading activities of the Parent’s broker-dealer subsidiaries are recorded on a trade date basis and carried at fair value with unrealized gains and losses reflected in current period earnings. In addition, certain investment securities held by non broker-dealer subsidiaries are classified as trading securities. These investments are recorded at fair value and unrealized gains and losses are also included in earnings. Realized gains and losses for all investments are included in current period earnings.

Fair values are generally obtained from quoted market prices in active markets, broker or dealer price quotations, or external pricing sources. For investments in illiquid and privately-held securities for which market prices or quotations are not readily available, the determination of the fair value requires management to estimate the value of the security based upon available information. In instances where a security is subject to transfer restrictions, the value of the security is based primarily on the quoted price of the same security without restriction, but may be reduced by an amount to reflect such restrictions. In addition, even where the value of a security is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. Legg Mason generally assumes that the size of positions that it holds in securities would not be large enough to affect the quoted price of the securities if sold, and that any such sale would happen in an orderly manner. However, these assumptions may be incorrect and the actual value received upon disposition could be different from the current carrying value.

Legg Mason evaluates its non-trading securities for “other than temporary” impairment. Impairment may exist when the fair value of an investment security has been below the adjusted cost for an extended period of time. If an “other than temporary” impairment is determined to exist, the difference between the value of the investment security recorded on the financial statements and its fair value is recognized as a charge to earnings in the period the impairment is determined. As of March 31, 2004 and 2003, the amount of unrealized losses in investment securities not recognized in earnings is not material.

As of March 31, 2004 and 2003, Legg Mason had approximately $3,166 and $5,323, respectively, of non-trading financial instruments that are valued based upon management’s assumptions or estimates.

In addition to the financial instruments described above, other financial instruments that are carried at fair value or amounts that approximate fair value include Cash and cash equivalents, Receivables from customers, Securities borrowed, Securities loaned, Short-term borrowings and Payables to customers. The fair value of Long-term debt at March 31, 2004 and 2003, was $1,007,931 and $869,043 respectively. These fair values were estimated using current market prices.

Equipment and Leasehold Improvements

Equipment and leasehold improvements consists primarily of furniture, communications and technology hardware and software and leasehold improvements. Equipment and leasehold improvements are reported at cost, net of accumulated depreciation and amortization of $97,184 and $95,916 at March 31, 2004 and 2003, respectively.

Depreciation and amortization are determined by use of the straight-line method. Equipment is depreciated over the estimated useful lives of the assets, generally ranging from three to eight years. Leasehold improvements are generally amortized over the term of the lease. Maintenance and repair costs are expensed as incurred. Depreciation and amortization expense was $26,307, $26,472, and $24,990 for 2004, 2003, and 2002, respectively.

Intangible Assets and Goodwill

Intangible assets consist principally of asset management contracts and trade names. Intangible assets are amortized over their estimated useful lives, using the straight-line method, unless the asset is determined to have an indefinite useful life. As of March 31, 2004, intangible assets are being amortized over a weighted-average life of 15 years. The value of contracts to manage assets in proprietary mutual funds and the value of trade names are classified as indefinite-life intangible assets. The assignment of indefinite lives to proprietary mutual fund contracts is based upon the assumption that there is no foreseeable limit on the contract period to manage proprietary mutual funds due to the likelihood of continued renewal at little or no cost. The assignment of indefinite lives to trade names is based on the assumption that they are expected to generate cash flows indefinitely. Prior to the sale of the commercial mortgage banking and mortgage servicing operations of Legg Mason Real Estate Services, Inc. (“LMRES”), Legg Mason capitalized costs incurred in acquiring mortgage servicing rights through loan origination activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” indefinite-life intangible assets and goodwill are not amortized.

Legg Mason reviews its intangible assets and goodwill on a quarterly basis, considering factors such as projected cash flows and revenue multiples, to determine whether the value of the assets is impaired and the amortization periods are appropriate. If an asset is impaired, the difference between the value of the asset reflected on the financial statements and its current fair value is recognized as an expense in the period in which the impairment occurs. Intangible assets subject to amortization are reviewed for impairment at each reporting period using an undiscounted cash flow analysis. For intangible assets with indefinite lives, fair value is determined based on anticipated discounted cash flows. Goodwill is evaluated at the reporting unit level, which is one level below the operating segment, and could be deemed to be impaired if the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. In estimating the fair value of the reporting unit, Legg Mason uses valuation techniques based on multiples of revenues and discounted cash flows similar to models employed in analyzing the purchase price of an acquisition target. Substantially all of Legg Mason’s goodwill is assigned to the asset management operating segment. Legg Mason has defined the asset management reporting units to be wealth management, institutional and mutual funds. See Note 6 for additional information regarding intangible assets and goodwill.

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

Investment Banking

Underwriting revenues and fees from advisory assignments are recorded when the underlying transaction is substantially completed under the terms of the engagement. Expenses related to securities offerings in which Legg Mason acts as principal or agent are deferred until the related revenue is recognized or the offering is deemed unlikely. Expense reimbursements related to advisory activities are recorded as a reduction of related expenses. The reimbursable expenses are reviewed for impairment at each reporting date.

Stock-Based Compensation

Legg Mason’s stock-based compensation plans include stock options, employee stock purchase plans, restricted stock awards and deferred compensation and retention bonuses payable in stock. Under its stock compensation plans, Legg Mason issues stock options to officers, key employees and non-employee members of the Board of Directors. Prior to April 1, 2003, Legg Mason accounted for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. In accordance with APB No. 25, compensation expense is not recognized for stock options that have no intrinsic value (the exercise price is not less than the market price) on the date of grant.

During fiscal 2004, Legg Mason adopted the fair value method of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” prospectively for all stock options granted and stock purchase plan transactions after April 1, 2003, using the Black-Scholes option pricing model. Under the prospective method allowed under SFAS No. 148, compensation expense is recognized based on the fair value of stock options granted after April 1, 2003 over the applicable vesting period. No compensation expense is recognized for stock options granted prior to April 1, 2003. Therefore, the expense related to stock-based employee compensation included in the determination of net income for March 31, 2004 is less than that which would have been included if the fair value method had been applied to all awards. The impact of adopting SFAS No. 123, as amended, reduced net earnings $3,310, or $0.05 per diluted share.

Legg Mason has a qualified Employee Stock Purchase Plan covering substantially all employees. Shares of common stock are purchased in the open market on behalf of participating employees, subject to a three million total share limit under the plan. Purchases are made through payroll deductions and Legg Mason provides a 10% contribution towards purchases, which is charged to earnings. During the fiscal year ended March 31, 2004, 2003 and 2002, approximately 139, 200 and 175 shares, respectively, have been purchased in the open market on behalf of participating employees.

Restricted stock awards and deferred compensation payable in stock are recognized as expense over the vesting periods.

The following table reflects pro forma results as if compensation expense associated with all option grants (regardless of grant date) and the stock purchase plan were recognized over the vesting period:

	2004	2003	2002

Net earnings, as reported	$297,764	$190,909	$152,936
Add: stock-based compensation included in reported net earnings, net of taxes	4,162	723	402
Less: stock-based compensation, net of taxes	(21,434)	(23,400)	(21,382)

Pro forma net earnings	$280,492	$168,232	$131,956

Earnings per share:
As reported:
Basic	$4.45	$2.89	$2.35
Diluted	4.06	2.78	2.24
Pro forma:
Basic	$4.20	$2.55	$2.02
Diluted	3.83	2.45	1.93

The weighted average fair value of stock options granted in fiscal 2004, 2003 and 2002 using the Black-Scholes option-pricing model, was $29.77, $15.88 and $18.59 per option share, respectively.

The following weighted average assumptions were used in the model for grants in fiscal 2004, 2003 and 2002.

	2004	2003	2002

Expected dividend yield	0.82%	0.81%	0.81%
Risk-free interest rate	3.44%	4.09%	4.65%
Expected volatility	41.39%	34.31%	35.58%
Expected lives (in years)	6.52	6.65	5.66

During fiscal 2004, 2003 and 2002, Legg Mason granted 26, 27 and 22 shares of restricted common stock, respectively, at a fair value of $54.24, $51.17 and $46.64, respectively, per share. The restricted shares vest in equal increments over three years. Compensation expense is being recognized over the three-year vesting period. The restricted stock awards were non-cash transactions. In fiscal 2004, 2003 and 2002, Legg Mason recognized $1,283, $1,515 and $952, respectively, in compensation expense for grants made under restricted stock awards.

In addition, deferred compensation payable in shares of Legg Mason common stock has been granted to certain employees in mandatory and elective plans. The vesting in the plans ranges from immediate to periods up to six years. The plans provide for discounts of up to 10% on contributions and dividends. There is no limit on the number of shares authorized to be issued under these deferred arrangements, however, subsequent to March 31, 2004, Legg Mason adopted programs under its equity incentive plan that replace all of these deferred arrangements that have not been approved by Legg Mason’s stockholders. In fiscal 2004, 2003 and 2002, Legg Mason recognized $10,814, $9,843 and $8,394, respectively, in compensation expense for deferred compensation arrangements payable in shares of common stock. During fiscal 2004, 2003 and 2002, Legg Mason issued 266, 510 and 344 shares, respectively, under deferred compensation arrangements with a weighted-average fair value per share at grant date of $76.25, $49.24 and $46.64, respectively.

At March 31, 2004, the balance of the officer note receivable related to a stock purchase transaction was $895.

Accumulated Other Comprehensive Income/(Loss)

Accumulated other comprehensive income/(loss) represents cumulative foreign currency translation adjustments and net gains and losses on investment securities and a cash flow hedge that are not reflected in earnings. The summary of Legg Mason’s accumulated other comprehensive income/(loss) as of March 31, 2004 and 2003 is as follows:

	2004	2003

Foreign currency translation adjustments	$10,811	$(2,733)
Unrealized gains on investment securities, net	138	254
Unrealized loss on cash flow hedge	—	(1,497)

Total	$10,949	$(3,976)

Supplemental Cash Flow Information

Non-cash activities are excluded from the Consolidated Statements of Cash Flows. In connection with the sale of the mortgage banking and servicing business of LMRES during fiscal 2004, Legg Mason received a $6,900 non-interest bearing note due September 30, 2007, with a net present value of $5,100. Additionally, the value of common stock issued in connection with business acquisition was $3,262 for fiscal 2003. Of that amount, $1,783 was attributable to goodwill, $1,416 was attributable to intangible assets and $63 was attributable to tangible net assets.

Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net earnings by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of potential common shares.

The following table presents the computations of basic and diluted EPS:

	Years Ended March 31,
	2004	2003	2002

Weighted average common shares outstanding	66,861	66,001	65,211
Potential common shares:
Employee stock options	4,169	2,272	2,567
Shares related to deferred compensation	630	487	484
Shares issuable upon conversion of debentures	2,186	—	—

Total weighted average diluted common shares	73,846	68,760	68,262

Net earnings	$297,764	$190,909	$152,936
Interest expense on convertible debentures, net of tax	2,234	—	—

Net earnings applicable to basic and diluted common shares	$299,998	$190,909	$152,936

Basic EPS	$4.45	$2.89	$2.35
Diluted EPS	4.06	2.78	2.24

At March 31, 2004, 2003 and 2002, options to purchase 2, 3,524 and 3,681 shares, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average price of the common shares for the period. In addition, at March 31, 2004, 2003 and 2002, 391, 674 and 592 shares, respectively, held in an employee stock trust were antidilutive and therefore excluded from the computation of diluted earnings per share.

Diluted earnings per share for the fiscal year ended March 31, 2004 includes the weighted average amount of shares issuable upon conversion of our zero-coupon contingent convertible senior notes. The senior notes contain conversion features which are triggered by certain events, including the sale price of Legg Mason’s common stock reaching specified thresholds. The threshold of $73.15 was met during the quarter ended December 31, 2003. Therefore, of the 4.4 million total potential convertible shares, approximately 2.2 million shares were included in weighted average shares outstanding for the year ended March 31, 2004. As a result, diluted earnings per share for fiscal 2004 were reduced by $0.09 per share.

Derivative Instruments

Derivative instruments are recorded as assets or liabilities on the balance sheet and are measured at fair value. Legg Mason generally does not engage in derivative or hedging activities, except for limited trading-related activities at the Parent’s primary broker-dealer subsidiary and in a previous transaction related to a Collateralized Debt Obligation (“CDO”).

The primary broker-dealer subsidiary uses futures contracts or options on futures contracts, on a limited basis, as a means of hedging interest rate risk in its trading activities. Gains and losses on these transactions are included in Principal transactions on the Consolidated Statements of Earnings. In addition, one of the Parent’s asset management subsidiaries is the collateral manager of a CDO and entered into a forward purchase agreement as a cash flow hedge to purchase a $4,200 interest in the CDO in three years. During fiscal 2004, the cash flow hedge was sold and Legg Mason recorded a realized loss of approximately $1,036, net of tax.

Special Purpose Entities

Special purpose entities (“SPEs”) are trusts, partnerships, corporations or other vehicles that are established for a limited business purpose. SPEs generally involve the transfer of assets and liabilities in which the transferor may or may not have continued involvement, derive continued benefit, exhibit control or have recourse. As of March 31, 2004, Legg Mason does not utilize SPEs as a form of financing or to provide liquidity, nor has Legg Mason recognized any gains or losses from the sale of assets to SPEs.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation Number (“FIN”) 46, “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51.” FIN 46 requires that all SPEs be designated as either a voting interest entity or a VIE, with VIEs subject to consolidation by the party deemed to be the primary beneficiary, if any. A VIE is an entity that does not have sufficient equity at risk to finance its activities without additional subordinate financial support or in which the equity investors do not have the characteristics of a controlling financial interest. The primary beneficiary is the entity that will absorb a majority of the VIE’s expected losses, or if there is no such entity, the entity that will receive a majority of the VIE’s expected residual returns, if any. The initial implementation of FIN 46 was required for periods beginning after June 15, 2003; however, during October 2003, the FASB deferred the effective date for interests in VIEs that were created before February 1, 2003 until the end of the first interim period ending after December 15, 2003. In December 2003, the FASB revised FIN 46 (“FIN 46-R”) to incorporate certain modifications. These modifications, which among other things, removed the requirement to include gross fees paid to a decision maker in the determination of expected residual returns. As a result, it is unlikely that Legg Mason will be the primary beneficiary for VIEs created to manage assets for clients unless our ownership interest in VIEs were to be substantial. The Company adopted the provisions of FIN 46-R as of December 31, 2003. See Note 16 of Notes to the Consolidated Financial for additional information on SPEs.

New Accounting Pronouncements

The FASB has issued the following pronouncements during the fiscal year.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In addition, the statement clarifies when a contract is a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective prospectively for contracts entered into or modified, and hedging relationships designated, after June 30, 2003. Adoption of SFAS No. 149 did not materially impact Legg Mason’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are generally effective for financial instruments entered into or modified after May 31, 2003. Adoption of SFAS No. 150 did not materially impact Legg Mason’s consolidated financial statements.

In November, 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” as it relates to disclosures of SFAS No. 115 securities. In addition to the disclosures already required by SFAS No. 115, EITF Issue 03-01 requires both quantitative and qualitative disclosures for marketable equity and debt securities. The new disclosure requirements are required to be applied to financial statements for fiscal years ending after December 15, 2003. Adoption of EITF 03-01 did not materially impact Legg Mason’s consolidated financial statements.

In December, 2003, the FASB issued FIN 46-R, as previously discussed.

2.  Business Combinations and Dispositions

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

A summary of the fair values of the net assets acquired is as follows:

Current liabilities, net	$(829)
Fixed assets	1,272
Trade name	7,700
Asset management contracts	5,700
Mutual fund contracts	99,200
Goodwill	3,016

Total purchase price	$116,059

The fair value of the asset management contracts of $5,700 is being amortized over an average life of seven years. The values of the trade name, mutual fund contracts and goodwill are not subject to amortization. Goodwill is deductible for tax purposes and is attributable to the Asset Management segment.

The transaction also includes three contingent payments based on Royce’s revenue growth for the years ending on the third, fourth and fifth anniversaries of closing, with the aggregate purchase price to be no more than $215,000. Legg Mason has the option to pay as much as 50% of the remaining purchase price in common stock. All additional payments required as a result of the contingency will be allocated to goodwill. Based on current revenue levels of Royce, Legg Mason will be required to make an additional payment of the remaining $100,000 in fiscal 2005.

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

The fair value of the asset management contracts of $298,000 is being amortized over an average life of eighteen years. The values of the trade name and goodwill are not subject to amortization. Goodwill is deductible for tax purposes and is attributable to the Asset Management segment.

The transaction also includes two contingent payments based on PCM’s revenue growth for the years ending on the third and fifth anniversaries of closing, with the aggregate purchase price to be no more than $1.382 billion. All additional payments required as a result of the contingency will be allocated to goodwill. Based on current revenue levels of PCM, Legg Mason will be required to make the third anniversary payment of $400,000. Additionally, if PCM’s revenues remain at current levels or increase, it is likely Legg Mason will be required to make the fifth anniversary payment of $300,000.

On September 30, 2003, Legg Mason sold certain assets and liabilities comprising the commercial mortgage banking and mortgage servicing operations of its wholly owned subsidiary, LMRES. LMRES will continue to operate its real estate investment group, which is now included in the Capital Markets segment. The sales price for the net assets was approximately $68,630, including $63,530 in cash at closing (including $40,900 that was used to repay the outstanding balance on the secured warehouse line of credit) and $6,900 in a non-interest bearing note due four years from closing, which was discounted at 8%. Legg Mason recognized a gain, net of transaction costs, of $10,861 ($6,481, net of taxes of $4,380). This gain is reflected as Gain on Sale of Discontinued Operations on the Consolidated Statement of Earnings. The sale of certain assets of LMRES was a result of Legg Mason’s long term strategic objective to focus on Legg Mason’s core businesses. Results of prior periods have been restated to reflect the results of the sold business as discontinued operations. The net assets, net revenues, pre-tax earnings, net earnings and cash flows from the operations of LMRES that were sold were not material to Legg Mason’s consolidated operations. In connection with the transaction, the investments securing the committed, secured compensating balance line of credit were liquidated and the line was repaid. Both the secured warehouse line of credit and the committed, secured compensating balance line of credit were terminated.

3.   Receivable from and Payable to Customers

Receivable from and payable to customers represent balances arising from cash and margin transactions. Securities owned by customers are held as collateral for the receivable balances. Included in payable to customers are free credit balances of approximately $3,386,477 and $3,123,083 as of March 31, 2004, and 2003, respectively. Legg Mason pays interest on certain customer free credit balances held for investment purposes.

4.  Trading Assets and Liabilities

Securities positions used in Legg Mason’s trading activities consist of the following at March 31:

Trading Assets	2004	2003

U.S. government and agencies	$101,483	$84,521
Corporate debt	20,659	21,386
State and municipal bonds	125,198	70,360
Equity and other	8,573	3,422

Subtotal	255,913	179,689
VIEs	8,182	—

Total	$264,095	$179,689

Trading Liabilities	2004	2003

U.S. government and agencies	$94,019	$55,712
Corporate debt	18,976	2,701
State and municipal bonds	—	225
Equity and other	1,265	945

Subtotal	114,260	59,583
VIEs	4,828	—

Total	$119,088	$59,583

At March 31, 2004 and 2003, Legg Mason had pledged securities owned of $1,219 and $149, respectively, as collateral to counterparties for securities loaned transactions, which can be sold or repledged by the counterparties.

5.  Investments

Legg Mason has investments in debt and equity securities that are generally classified as available-for-sale and trading as described in Note 1.

Investments as of March 31, 2004 and 2003 are as follows:

	2004	2003

Investment securities
Available-for-sale	$6,908	$7,431
Trading	26,999	11,617
Other(1)	4,368	7,243

Total	$38,275	$26,291

(1) Contains investments in private equity securities that do not have readily determinable fair values and non-trading securities held by the Parent’s broker-dealer subsidiaries.

The proceeds and gross realized gains and losses from sales and maturities of available-for-sale and held-to-maturity investments are as follows:

	Years Ended March 31,
	2004	2003	2002

Available-for-sale:
Proceeds	$16,023	$139,033	$16,760
Gross realized gains	89	6	1,865
Gross realized losses	(7)	(92)	—
Held-to-maturity:
Proceeds	$—	$116	$19,947

Net unrealized gains from investment securities classified as trading included in the 2004 and 2003 Consolidated Statements of Financial Condition were $3,583 and $260, respectively.

Information regarding Legg Mason’s available-for-sale investments, categorized by maturity date, is as follows:

	March 31, 2004				March 31, 2003

	Cost/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:
Corporate debt:
Within one year	$1,570	$2	$(22)	$1,550	$1,627	$1	$—	$1,628
One to five years	810	12	(10)	812	764	7	(2)	769
Over ten years	—	—	—	—	21	—	—	21
U.S. government and agency securities:
Within one year	—	—	—	—	411	3	—	414
One to five years	468	12	—	480	—	—	—	—
Five to ten years	17	—	—	17	633	17	—	650
Over ten years	2,627	72	(2)	2,697	2,606	167	(17)	2,756
Equities	1,166	284	(98)	1,352	939	305	(51)	1,193

Total	$6,658	$382	$(132)	$6,908	$7,001	$500	$(70)	$7,431

6.  Intangible Assets and Goodwill

SFAS No. 142, “Goodwill and Other Intangible Assets,” provides that goodwill is no longer amortized and the value of an identifiable intangible asset must be amortized over its useful life, unless the asset is determined to have an indefinite useful life. Goodwill and indefinite-life intangible assets are analyzed for impairment quarterly. Based upon analysis performed as of March 31, 2004 and 2003, no impairment charges were required.

The following tables reflect the components of intangible assets as of March 31:

	2004	2003

Amortizable Intangible Assets, Cost
Asset management contracts	$352,037	$351,714
Mortgage servicing contracts	—	10,743

Total	$352,037	$362,457

Amortizable Intangible Assets, Accumulated Amortization
Asset management contracts	$(67,537)	$(46,900)
Mortgage servicing contracts	—	(4,317)

Total	$(67,537)	$(51,217)

Indefinite-Life Intangible Assets, Cost
Fund management contracts	$105,234	$104,468
Trade name	54,700	54,700

Total	$159,934	$159,168

Total Intangible assets, net	$444,434	$470,408

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

Estimated amortization expense is as follows:

2005	$21,860
2006	21,681
2007	21,336
2008	19,682
2009	19,136
Thereafter	180,805

Total	$284,500

The carrying value of goodwill of $466,207 at March 31, 2004 is primarily attributable to the Asset Management segment. The increase in the carrying value of goodwill since March 31, 2003 primarily reflects approximately $9,892 from the impact of changes in foreign currency exchange rates, $1,915 related to an increase in the ownership interest in Barrett Associates, Inc., $620 related to the acquisition of the business of Rothschild Asset Management (Singapore) Limited, which is not material to Legg Mason’s results and $543 related to a contingent payment for a prior acquisition, partially offset by $1,275 related to the sale of the mortgage banking and servicing business of LMRES.

7.  Short-Term Borrowings

Legg Mason obtains short-term financing on a secured and unsecured basis. The secured financing is obtained through the use of securities lending agreements and secured bank loans, which are primarily collateralized by agency, corporate and equity securities.

Legg Mason has a committed, unsecured revolving credit facility of $100,000 that matures on June 30, 2006, for general corporate purposes that may include short-term funding needs. The facility has restrictive covenants that require Legg Mason, among other things, to maintain specific levels of net worth and debt-to-equity ratios. There were no borrowings outstanding under the facility as of March 31, 2004 and 2003.

Certain subsidiaries maintain lines of credit for general corporate purposes. Interest is generally based upon prevailing rates. In total, these lines of credit are not material to Legg Mason. There were no borrowings outstanding under these facilities as of March 31, 2004 and 2003.

In connection with the sale of the mortgage banking and servicing business of LMRES, a committed, secured compensating balance line of credit and a secured warehouse line of credit utilized by LMRES were terminated.

Legg Mason has maintained compliance with the applicable covenants of these facilities.

8.  Long-Term Debt

Legg Mason’s long-term debt at March 31, 2004 consisted of $424,306 of 6.75% senior notes, $270,021 of zero-coupon contingent convertible senior notes and $99,911 of 6.50% senior notes. During fiscal 2002, Legg Mason issued long-term fixed rate debt primarily to fund asset management acquisitions.

On July 2, 2001, Legg Mason issued $425,000 principal amount of senior notes due July 2, 2008, which bear interest at 6.75%. The notes were sold at a discount to yield 6.80%. The net proceeds of the notes were approximately $421,000, after payment of debt issuance costs.

On June 6, 2001, Legg Mason issued $567,000 principal amount at maturity of zero-coupon contingent convertible senior notes due on June 6, 2031, resulting in gross proceeds of approximately $250,000. The convertible notes were issued in a private placement to qualified institutional buyers at an initial offering price of $440.70 per $1,000 principal amount at maturity. The discounted price reflects a yield to maturity of 2.75% per year. During the quarter ended December 31, 2003, the price of Legg Mason’s common stock exceeded the conversion trigger price of $73.15 for at least 20 trading days in the last 30 trading days of the quarter. As a result, each note became convertible into 7.7062 shares of Legg Mason’s common stock, subject to adjustment, commencing on January 2, 2004, which may result in the issuance of up to an additional 4.4 million shares. Legg Mason may redeem the convertible notes for cash on or after June 6, 2006 at their accreted value. In addition, Legg Mason may be required to repurchase the convertible notes at their accreted value, at the option of the holders, on June 6, 2005, 2007, 2011 and every five years thereafter until 2026 or upon a change in control of Legg Mason that occurs on or before June 6, 2006. Such repurchases can be paid in cash, shares of Legg Mason’s common stock or a combination of both. The net proceeds of the offering were $244,375, after payment of debt issuance costs. The debt issuance costs were included in Other assets and were amortized over a two-year period that ended on June 6, 2003.

Legg Mason also has outstanding $100,000 principal amount of senior notes due February 15, 2006, which bear interest at 6.50%. The notes were issued at a discount to yield 6.57%.

At March 31, 2004, Legg Mason had $575,000 available for the issuance of additional debt or equity securities pursuant to a shelf registration statement.

As of March 31, 2004, the aggregate maturities of long-term debt, based on their contractual terms, are as follows:

2005	$—
2006	100,000
2007	—
2008	—
2009	425,000
Thereafter	567,000

Total	$1,092,000

9.  Commitments and Contingencies

Legg Mason leases office facilities and equipment under non-cancelable operating leases and also has multi-year agreements for data processing and other services. These leases and service agreements expire on varying dates through fiscal 2019. Certain leases provide for renewal options and contain escalation clauses providing for increased rentals based upon maintenance, utility and tax increases.

As of March 31, 2004, the minimum annual aggregate rentals are as follows:

2005	$66,780
2006	56,374
2007	48,845
2008	44,147
2009	39,257
Thereafter	77,692

Total	$333,095

The minimum rental commitments shown above have not been reduced by $16,684 of minimum sublease rentals to be received in the future under non-cancelable subleases. The table above also does not include aggregate rental commitments of

$171 for furniture and equipment under capital leases, most of which are due in 2005.

Rental expense, under all operating leases and service agreements, was $64,662, $65,281 and $68,065 for fiscal 2004, 2003 and 2002, respectively. Rental expense is net of any sublease income received of $1,158, $1,185 and $488 for fiscal 2004, 2003 and 2002, respectively.

As of March 31, 2004 and 2003, Legg Mason had commitments to invest $18,055 and $27,450, respectively, in limited partnerships that make private investments. These commitments will be funded as required through the end of the respective investment periods ranging from fiscal 2005 to 2011 and include $536 of commitments to lend employees funds to invest in one of these partnerships. As of March 31, 2004, the outstanding balance of these loans was $289.

As discussed in Note 2, Legg Mason has contingent payment obligations related to acquisitions. These payments are payable through fiscal 2007 and will not exceed $806,400.

In the normal course of business and in connection with the sale of certain assets of LMRES, Legg Mason enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. Legg Mason’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against Legg Mason that have not yet occurred.

Legg Mason has been the subject of customer complaints and has also been named as a defendant in various legal actions arising primarily from securities brokerage, asset management and investment banking activities, including certain class actions, which primarily allege violations of securities laws and seek unspecified damages, which could be substantial. Legg Mason is also involved in governmental and self-regulatory agency inquiries, investigations and proceedings. In accordance with SFAS No. 5 “Accounting for Contingencies,” Legg Mason has established provisions for estimated losses from pending complaints, legal actions, investigations and proceedings. While the ultimate resolution of these actions cannot be currently determined, in the opinion of management, after consultation with legal counsel, Legg Mason has no reason to believe that the resolution of these actions will have a material adverse effect on Legg Mason’s financial condition. However, the results of operations could be materially affected during any period if liabilities in that period differ from Legg Mason’s prior estimates. On October 3, 2003, a federal district court jury rendered an approximately $20,000 verdict against Legg Mason in a civil copyright lawsuit, which was confirmed in a subsequent judgment in the case. As a result of the verdict, we recorded a $17,500 pre-tax charge in the quarter ended September 30, 2003. Legg Mason has filed an appeal of the judgment, and this appeal is pending.

In addition, the ultimate costs of litigation-related charges can vary significantly from period to period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits and recoveries from indemnification, contribution or insurance reimbursement. During fiscal 2004, 2003 and 2002, Legg Mason recorded litigation-related charges of approximately $27,900 (which includes $17,500 related to the civil copyright lawsuit), $9,400 and $15,100, respectively (net of recoveries of $50 and $11,100 in fiscal 2003 and 2002, respectively).

10. Income Taxes

The components of income tax expense from continuing operations are as follows:

	2004	2003	2002

Federal	$156,464	$105,450	$82,524
Foreign	5,294	3,040	4,657
State and local	19,943	8,934	12,295

	$181,701	$117,424	$99,476

Current	$198,649	$109,333	$95,118
Deferred	(16,948)	8,091	4,358

Total	$181,701	$117,424	$99,476

A reconciliation of the difference between the effective income tax rate and the statutory federal income tax rate are as follows:

	2004	2003	2002

Taxes at statutory rates	$165,308	$107,399	$87,900
State income taxes, net of federal income tax benefit	12,963	5,807	7,992
Tax-exempt interest income, net	(620)	(608)	(937)
Foreign losses with no tax benefit	268	943	1,197
Differences in tax rates applicable to non-U.S. earnings	(499)	255	595
Other non-deductible expenses	1,559	1,214	1,220
Other, net	2,722	2,414	1,509

Total	$181,701	$117,424	$99,476

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Statements of Financial Condition. These temporary differences result in taxable or deductible amounts in future years. Details of Legg Mason’s deferred tax assets and liabilities follow:

	2004	2003

Deferred tax assets:
Accrued compensation and benefits	$52,399	$27,136
Accrued expenses	26,799	14,997
Depreciation	1,184	—
Operating loss carryforwards	14,007	15,207
Capital loss carryforwards	12,106	12,106
Deferred income	—	249
Other	2,195	1,366
Valuation allowance	(25,341)	(25,084)

Total	$83,349	$45,977

Deferred tax liabilities:
Depreciation	$—	$365
Deferred expenses	555	399
Deferred income	529	—
Business combinations	6,792	6,644
Amortization	37,342	22,168
Imputed interest	12,526	6,500

Total	$57,744	$36,076

At March 31, 2004, Legg Mason has U.S. state net operating loss carryforwards totaling $3,276 expiring in various years after 2010. In addition, Legg Mason has non-U.S. net operating loss and capital loss carryforwards of $10,731 and $12,106, respectively, which can be carried forward indefinitely.

At March 31, 2004 and 2003, Legg Mason recorded a valuation allowance for deferred tax assets primarily related to U.S. state net operating losses, and non-U.S. net operating and capital loss carryforwards established in accordance with SFAS No. 109, “Accounting for Income Taxes,” as it is management’s opinion that it is more likely than not that these benefits may not be realized.

Legg Mason intends to reinvest cumulative undistributed earnings of its non-U.S. subsidiaries. No deferred U.S. federal income taxes have been provided for the undistributed earnings to the extent that they are permanently reinvested in Legg Mason’s non-U.S. operations. It is not practical to determine the U.S. federal income tax liability, if any, that would be payable if such earnings were not reinvested indefinitely.

11.  Employee Benefits

Legg Mason, through its subsidiaries, maintains various defined contribution plans covering substantially all employees. Through its primary plan, Legg Mason makes discretionary contributions and matches 50% of employee 401(k) contributions up to 6% of employee compensation with a maximum of two thousand five hundred dollars per year through December 31, 2003. Beginning on January 1, 2004, the maximum 401(k) matching contribution increased to three thousand dollars per year. Contributions charged to operations amounted to $33,095, $27,207 and $27,858 in fiscal 2004, 2003 and 2002, respectively. In addition, employees can make voluntary contributions under certain plans.

12.  Capital Stock

At March 31, 2004, the authorized numbers of common, preferred and exchangeable shares were 250 million, 4 million and an unlimited number, respectively. In addition, at March 31, 2004 and 2003, there were 10.8 million and 12.6 million shares of common stock, respectively, reserved for issuance under Legg Mason’s stock option plans and 2.0 million and 2.3 million common shares, respectively, reserved for exchangeable shares in connection with the acquisition of Legg Mason Canada Inc. Additionally, at March 31, 2004, Legg Mason has approximately 4.4 million shares of common stock reserved for issuance upon conversion of the zero-coupon contingent convertible senior notes.

Changes in common stock and shares exchangeable into common stock for the three years ended March 31, 2004 are as follows:

	Years Ended March 31,
	2004	2003	2002

Common Stock
Beginning balance	64,827	64,444	62,850
Shares issued for:
Stock option exercises	1,850	496	1,088
Deferred compensation trust	193	256	247
Deferred compensation	100	280	120
Exchangeable shares	368	176	276
Purchased business	—	60	—
Shares retired	(789)	(885)	(137)

Ending balance	66,549	64,827	64,444

Shares Exchangeable into Common Stock
Beginning balance	2,319	2,495	2,771
Exchanges	(368)	(176)	(276)

Ending balance	1,951	2,319	2,495

Dividends declared but not paid at March 31, 2004, 2003 and 2002 were $10,289, $7,374 and $6,695, respectively.

During the fiscal year ended March 31, 2002, the Board of Directors approved a stock repurchase plan. Under this plan, Legg Mason is authorized to repurchase up to 3 million shares on the open market at its discretion. During the fiscal years ended March 31, 2004, 2003 and 2002, Legg Mason repurchased and retired 789 shares for $65,399, 885 shares for $41,963 and 137 shares for $7,130, respectively.

13.  Employee Stock Option Plans

At March 31, 2004, 13.3 million shares were authorized to be issued under Legg Mason’s equity incentive stock plans. Options under Legg Mason’s employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in equal increments over 3 to 5 years and expire within 5 to 10 years from the date of grant. See Note 1 for a further discussion of stock-based compensation.

Stock option transactions under the plans during the three years ended March 31, 2004 are summarized below:

	Number of Shares	Weighted- Average Exercise Price Per Share

Options outstanding at March 31, 2001	8,081	$32.00
Granted	2,335	48.52
Exercised	(1,118)	16.22
Canceled	(286)	41.13

Options outstanding at March 31, 2002	9,012	$37.95
Granted	1,436	40.36
Exercised	(502)	20.89
Canceled	(333)	46.15

Options outstanding at March 31, 2003	9,613	$38.92
Granted	544	68.87
Exercised	(1,895)	32.66
Canceled	(371)	46.28

Options outstanding at March 31, 2004	7,891	$42.14

The following information summarizes Legg Mason’s stock options outstanding at March 31, 2004:

Exercise Price Range	Option Shares Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Life (in years)

$ 6.30–$28.75	900	$23.56	2.8
28.76– 33.00	1,267	30.13	3.2
33.01– 46.64	2,409	39.48	4.9
46.65– 69.59	3,315	53.71	5.2

At March 31, 2004, 2003 and 2002, options were exercisable on 4,163, 4,522, and 3,248 shares, respectively, and the weighted average exercise prices were $36.86, $33.03 and $28.03, respectively.

The following information summarizes Legg Mason’s stock options exercisable at March 31, 2004:

Exercise Price Range	Option Shares Exercisable	Weighted- Average Exercise Price Per Share

$ 6.30–$28.75	900	$23.56
28.76– 33.00	1,095	30.04
33.01– 46.64	945	38.82
46.65– 69.59	1,223	51.23

Legg Mason also has a stock option plan for non-employee directors. Options granted under the plan are immediately exercisable at a price equal to the fair value of the shares on the date of grant. Options issuable under the plan, limited to 1.1 million shares in aggregate, have a term of not more than ten years from the date of grant. At March 31, 2004, options on 664 shares have been granted, of which 412 are currently outstanding.

14.  Deferred Compensation Stock Trust

In accordance with EITF Issue 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts are Held in a Rabbi Trust and Invested,” assets of rabbi trusts are to be consolidated with those of the employer, and the value of the employer’s stock held in the rabbi trusts should be classified in stockholders’ equity and generally accounted for in a manner similar to treasury stock. Therefore, the shares Legg Mason has issued to its rabbi trust and the corresponding liability related to the deferred compensation plans are presented as components of stockholders’ equity as Employee stock trust and Deferred compensation employee stock trust, respectively. Shares held by the Plan at March 31, 2004 and 2003 were 3,394 and 3,370, respectively.

15.  Off-Balance Sheet Risk and Concentration of Credit

In the normal course of business, Legg Mason executes, settles and finances customer and proprietary securities transactions. These activities expose Legg Mason to off-balance sheet risk in the event that customers or other parties fail to satisfy their obligations.

Securities transactions generally settle within three business days of trade date. Should a customer or broker fail to deliver cash or securities as agreed, Legg Mason may be required to purchase or sell securities at unfavorable market prices.

Legg Mason extends credit to customers, collateralized by cash and securities, subject to regulatory and internal requirements. Customer margin transactions include purchases of securities, sales of securities not yet purchased and purchases and sales of option contracts. Legg Mason continually monitors compliance with margin requirements and requests customers to deposit additional collateral or reduce positions when necessary. Such transactions expose Legg Mason to risk in the event that margin deposits are insufficient to fully cover customer losses.

Legg Mason invests in short-term resale agreements collateralized by U.S. government and agency securities. The collateral securities are generally delivered either to Legg Mason, or in the case of tri-party resale agreements, to a custodian bank. Such transactions expose Legg Mason to risk in the event the counterparty does not repurchase the securities and the value of the collateral held is less than the underlying receivable. Legg Mason monitors the value of the collateral daily and requests additional collateral when necessary. Legg Mason borrows and lends securities to finance transactions and facilitate the settlement process, utilizing both firm proprietary positions and customer margin securities held as collateral. In addition, Legg Mason engages in conduit securities borrowing and lending activities in which it acts as an agent to facilitate settlement for other institutions. In both firm and conduit transactions, Legg Mason deposits or receives cash generally equal to 102% of the market value of the securities exchanged and monitors the adequacy of collateral levels on a daily basis. Legg Mason sells securities it does not currently own, and is obligated to subsequently purchase such securities at prevailing market prices. Legg Mason is exposed to risk of loss if securities prices increase prior to closing the transactions.

Legg Mason periodically borrows funds from financial institutions on a collateralized basis, utilizing customer margin securities. Should the counterparty fail to return customer securities pledged, Legg Mason is subject to the risk of acquiring the securities at prevailing market prices in order to satisfy its customer obligations.

Legg Mason’s customer financing and securities lending activities require Legg Mason to pledge customer securities as collateral for various financing sources such as bank loans and securities lending. At March 31, 2004, Legg Mason had approximately $1.4 billion of customer securities under customer margin loans that are available to be repledged, of which Legg Mason has repledged approximately $70,384 under securities loan agreements. In addition, Legg Mason has received collateral of approximately $550,325 under securities borrowings agreements, of which Legg Mason has repledged approximately $464,246. Legg Mason has also received collateral of approximately $2.6 billion under reverse repurchase agreements for its customer reserve requirement, none of which has been repledged.

16.  Special Purpose Entities

In the normal course of its business activities, Legg Mason is the collateral manager of collateralized debt obligation entities, the general partner, and in some cases a limited partner, in investment partnerships and the investment manager and/or managing member in limited liability companies, trusts and off shore investment vehicles. Accordingly, Legg Mason may obtain variable interests in the VIEs that it manages. These entities are investment vehicles and include many types of investment strategies including real estate, equity and fixed income portfolios. For its services, Legg Mason is entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinate management fees or other incentive fees. Legg Mason did not sell or transfer assets to any of the VIEs. Legg Mason’s exposure to risk in these entities is generally limited to any equity investment it has made or is required to make and any earned but uncollected management fees. Legg Mason does not issue any performance guarantees to these VIEs or its investors. Uncollected management fees from these VIEs were not material at March 31, 2004.

In determining whether it is the primary beneficiary of these VIEs, Legg Mason considers both qualitative and quantitative factors such as the voting rights of the equity holders, economic participation of all parties, including how fees are earned by and paid to Legg Mason, related party ownership and guarantees. In determining the primary beneficiary, Legg Mason must make assumptions and estimates about, among other things, the future performance of the underlying assets held by the VIE including investment returns, cash flows and credit risks. These assumptions and estimates have a significant bearing on the determination of the primary beneficiary. If Legg Mason’s assumptions or estimates were to be materially incorrect, Legg Mason might be required to consolidate additional VIEs. Consolidation of these VIEs would result in an increase to assets with a corresponding increase in liabilities on the Consolidated Statements of Financial Condition and an increase in net revenues with a corresponding increase in expenses on the Consolidated Statements of Earnings.

As a result of the adoption of FIN 46-R, at March 31, 2004, Legg Mason was required to consolidate one investment partnership and two investment trusts with total assets of $13,137 solely due to the underlying ownership of these entities being comprised of employees’ interests. See Note 4 for the trading assets and liabilities of the consolidated VIEs. Legg Mason does not have an ownership interest in these entities and as such the net equity of these entities is reflected as minority interest in Other liabilities on the Consolidated Statements of Financial Condition. Legg Mason’s assets, exclusive of the assets of the consolidated VIEs, are not subject to claims of creditors of these consolidated VIEs and likewise the assets of the consolidated VIEs are not available to Legg Mason’s creditors. In addition, the results of operations of these consolidated VIEs are immaterial.

As of March 31, 2004, the following table is a summary of the VIEs in which Legg Mason has a significant variable interest but is not the primary beneficiary (dollars in millions):

Entity Type	Number of Entities	Total Assets	Equity Investment	Capital Commitments	Date of Earliest Involvement

CDOs	5	$1,972	$—	$—	August 2000
Offshore Investment Vehicles(1)	3	1,197	—	—	August 1995
Trusts	13	1,010	—	—	November 1993
Limited Partnerships/REITs	11	494	14	17	September 1986
Limited Liability Companies(2)	3	26	—	—	March 2001

Total	35	$4,699	$14	$17

(1)	Includes one money market fund with assets of $1.1 billion that Legg Mason believes it has less than a 1% variable interest.
(2)	Excludes 4 limited liability companies in which one of Legg Mason’s asset management subsidiaries has approximately $17.9 million invested by its long-term incentive plan. Legg Mason does not have a direct variable interest since it does not earn any fees on these assets.

17.  Regulatory Requirements

The Parent’s broker-dealer subsidiaries are subject to the Securities and Exchange Commission’s Uniform Net Capital Rule. The rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of March 31, 2004, the broker-dealer subsidiaries had aggregate net capital, as defined, of $408,611, which exceeded required net capital by $383,306.

The Parent’s principal broker-dealer subsidiary must maintain a separate account for the exclusive benefit of customers in accordance with Securities and Exchange Commission Rule 15c3-3, as determined by periodic computations. The rule allows the broker-dealer to maintain the required amounts in cash or qualified securities. As of March 31, 2004, the amount segregated under rule 15c3-3 was $2,769,053.

The Parent’s trust subsidiary is subject to the requirements of the Office of Thrift Supervision, which requires compliance with regulatory capital standards. As of March 31, 2004, the trust subsidiary met all capital adequacy requirements to which it is subject.

18.  Business Segment Information

Legg Mason currently operates through three business segments: Asset Management, Private Client and Capital Markets. The business segment classifications are based upon factors such as the services provided and distribution channels utilized. Certain services that Legg Mason offers are provided to clients through more than one of its business segments. Therefore, the revenue categories are allocated to multiple segments. Legg Mason allocates certain common income and expense items among its business segments based upon various methodologies and factors. These methodologies are by their nature subjective and are reviewed periodically by management. Business segment results in the future may reflect reallocations of revenues and expenses that result from changes in methodologies, but any reallocations will have no effect on Legg Mason’s consolidated results of operations.

Asset Management provides investment advisory services to institutional and individual clients and to company-sponsored investment funds. The primary sources of revenue in Asset Management are investment advisory, distribution and administrative fees, which typically are calculated as a percentage of the assets in the account and vary based upon factors such as the type of underlying investment product, the amount of assets under management and the type of services that are provided. In addition, performance fees may be earned on certain investment advisory contracts for exceeding performance benchmarks. Distribution fees earned on company-sponsored investment funds are reported in Asset Management when the fund is sold through direct marketing channels and in the Private Client segment when the fund is sold through its branch distribution network. Revenues from Asset Management tend to be more stable than those from Private Client and Capital Markets because they are less affected by changes in securities market conditions.

Private Client distributes a wide range of financial products through its branch distribution network, including equity and fixed income securities, proprietary and non-affiliated mutual funds and annuities. The primary sources of net revenues for Private Client are commissions and principal credits earned on equity and fixed income transactions in customer brokerage accounts, distribution fees earned from mutual funds, fee-based brokerage and managed account fees and net interest from customers’ margin loan and credit account balances. Sales credits associated with underwritten offerings initiated in the Capital Markets segment are reported in Private Client when sold through its branch distribution network.

Capital Markets consists of Legg Mason’s equity and fixed income institutional sales and trading and corporate and public finance investment banking. The primary sources of revenue for equity and fixed income institutional sales and trading include commissions and principal credits on transactions in both corporate and municipal products. Legg Mason maintains proprietary fixed income and equity securities inventory primarily to facilitate customer transactions and realizes trading profits and losses from proprietary trading activities. Investment banking revenues include underwriting fees and advisory fees from private placements and mergers and acquisitions. Sales credits associated with underwritten offerings are reported in Capital Markets when sold through institutional distribution channels. The results of this business segment also include realized and unrealized gains and losses on investments acquired in connection with merchant and investment banking activities.

In September 2003, Legg Mason sold the mortgage banking and servicing operation of LMRES, which had been previously reported in a fourth segment: Other. Other also included certain unallocated corporate revenues and expenses. Consolidated results have been restated to reflect the historical results of the sold business as discontinued operations and the remaining operations of LMRES in Capital Markets. The corporate revenues and expenses that are not allocated to the business segments are now reported separately as Corporate.

Business segment financial results are as follows:

	2004	2003	2002

Net revenues:
Asset Management	$969,328	$648,128	$557,876
Private Client	677,781	588,596	618,251
Capital Markets	295,796	264,191	247,572
Corporate	(1,793)	(569)	(148)

Total	$1,941,112	$1,500,346	$1,423,551

Earnings before income tax provision:
Asset Management	$316,341	$178,668	$159,171
Private Client	120,735	77,616	53,344
Capital Markets	55,041	51,632	38,990
Corporate	(19,808)	(1,060)	(362)

Total	$472,309	$306,856	$251,143

Net interest profit/(loss):
Asset Management	$(32,724)	$(34,783)	$(23,747)
Private Client	48,945	49,879	56,539
Capital Markets	5,350	5,088	4,111
Corporate	(412)	39	1,214

Total	$21,159	$20,223	$38,117

Legg Mason does not analyze asset information in all business segments.

Legg Mason principally operates in the United States, United Kingdom and Canada. Revenues and expenses for geographic purposes are generally allocated based on the location of the office providing the service. Results by geographic region are as follows:

	2004	2003	2002

Net revenues:
United States	$1,830,765	$1,428,134	$1,350,861
United Kingdom	70,250	37,444	34,851
Canada	26,615	24,396	29,008
Other	13,482	10,372	8,831

Total	$1,941,112	$1,500,346	$1,423,551

Earnings before income tax provision:
United States	$454,814	$301,748	$243,392
United Kingdom	10,721	(4,093)	(6,261)
Canada	4,107	7,342	11,860
Other	2,667	1,859	2,152

Total	$472,309	$306,856	$251,143

Quarterly Financial Data

(Dollars in thousands, except per share amounts)

(Unaudited)

	Quarter Ended

Fiscal 2004	Mar. 31	Dec. 31	Sept. 30	Jun. 30

Revenues	$576,483	$521,166	$472,721	$433,897
Interest expense	16,864	14,744	14,992	16,555

Net revenues	559,619	506,422	457,729	417,342

Non-interest expenses	412,967	372,723	361,095	322,018

Earnings from continuing operations before income tax provision	146,652	133,699	96,634	95,324
Income tax provision	54,727	52,866	37,260	36,848

Net earnings from continuing operations	91,925	80,833	59,374	58,476
Discontinued operations, net of taxes	—	—	785	(110)
Gain on sale of discontinued operations, net of taxes	—	—	6,481	—

Net earnings	$91,925	$80,833	$66,640	$58,366

Earnings per share:
Basic	$1.36	$1.21	$1.00	$0.88
Diluted	1.21	1.07	0.93	0.83
Cash dividend per share	0.15	0.15	0.15	0.11
Stock price range:
High	94.83	85.00	76.70	66.38
Low	78.38	73.88	66.75	49.09

As of May 24, 2004, the closing price of Legg Mason’s common stock was $85.83.

	Quarter Ended

Fiscal 2003	Mar. 31	Dec. 31	Sept. 30	Jun. 30

Revenues	$393,100	$391,957	$390,131	$411,155
Interest expense	16,668	20,887	23,816	24,626

Net revenues	376,432	371,070	366,315	386,529

Non-interest expenses	298,546	295,666	293,223	306,055

Earnings from continuing operations before income tax provision	77,886	75,404	73,092	80,474
Income tax provision	30,184	28,516	27,246	31,478

Net earnings from continuing operations	47,702	46,888	45,846	48,996
Discontinued operations, net of taxes	964	966	(475)	22

Net earnings	$48,666	$47,854	$45,371	$49,018

Earnings per share:
Basic	$0.74	$0.73	$0.69	$0.74
Diluted	0.71	0.70	0.66	0.71
Cash dividend per share	0.11	0.11	0.11	0.10
Stock price range:
High	52.99	52.73	48.50	56.97
Low	45.49	38.16	38.40	47.90

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

As of March 31, 2004, Legg Mason’s management, including the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason’s disclosure controls and procedures. Based on that evaluation, Legg Mason’s management, including its Chief Executive Officer and its Principal Financial Officer, concluded that Legg Mason’s disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and the Principal Financial Officer, of material information about Legg Mason required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There have been no changes in Legg Mason’s internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, Legg Mason’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information about our Directors required by this item will be contained under the caption “Election of Directors” in our definitive proxy statement for the 2004 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this item will be contained under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in that proxy statement. All of that information is incorporated herein by reference to the proxy statement. See Part I, Item 4A of this Report for information regarding certain of our executive officers.

Information about our Board of Directors’ determination regarding the service of an audit committee financial expert on the Audit Committee of the Board of Directors and the name and independence of such expert will be contained in the second paragraph under the caption “Election of Directors — Audit Committee” in our definitive proxy statement for the 2004 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement. Information about the identities of the members of the Audit Committee of the Board of Directors will be contained in such proxy statement under the heading “Election of Directors — Audit Committee” and is also incorporated herein by reference.

We have adopted a corporate Code of Conduct that applies to all directors and employees of Legg Mason and its subsidiaries, including Legg Mason’s Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer and Controller. This Code of Conduct is designed to deter wrongdoing and to, among other things, promote honest and ethical conduct; full, fair, accurate, timely and understandable disclosure; compliance with applicable governmental laws, rules and regulations; prompt internal reporting of violations of the Code; and accountability for adherence to the Code. The Code of Conduct is posted on our corporate website at http://www.leggmason.com under the “Inside Legg Mason-Investor Relations” section. In addition, a copy of the Code of Conduct may be obtained, free of charge, upon written request to Corporate Secretary, Legg Mason, Inc., 100 Light Street, Baltimore, Maryland 21202. We will post any amendments to the Code of Conduct, and any waivers that are required to be disclosed by the rules of the SEC or the NYSE, on our corporate website at the foregoing address.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item will be contained under the caption “Election of Directors — Compensation of Directors” in our definitive proxy statement for the 2004 Annual Meeting of Stockholders and the captions “Executive Compensation” and “Stock Options” in our definitive proxy statement for the 2004 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item will be contained under the caption “Security Ownership of Management and Principal Stockholders” in our definitive proxy statement for the 2004 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement. See Part II, Item 5 of this Report for information regarding our equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item will be contained under the caption “Certain Transactions” in our definitive proxy statement for the 2004 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be contained under the captions “Independent Registered Public Accounting Firm — Audit Fees” and “Independent Registered Public Accounting Firm — Pre-approval of Independent Registered Public Accounting Firm Services” in our definitive proxy statement for the 2004 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Documents filed as a part of the report:

1.	The following consolidated financial statements are included in Item 8 of this Report:

2.	Financial Statement Schedule (included on pages S-1 to S-7 of this Report):

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

Schedule I — Condensed Financial Statements of Registrant

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

4.	Legg Mason hereby agrees, pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, to furnish to the SEC upon request a copy of each instrument with respect to the rights of holders of long-term debt of Legg Mason or its subsidiaries

10.1	Legg Mason, Inc. Stock Option Plan For Non-Employee Directors (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 1998)*

10.2	Form of Option Agreement under Legg Mason, Inc. Stock Option Plan for Non-Employee Directors (incorporated by reference to Form 10-Q for the quarter ended June 30, 1998)*

10.3	Legg Mason Wood Walker, Incorporated Deferred Compensation/Phantom Stock Plan (June 1999 Amending Restatement, as amended July 2001) (incorporated by reference to Appendix A to the definitive proxy statement for Legg Mason’s 2001 Annual Meeting of Stockholders)

10.4	Legg Mason, Inc. 1991 Omnibus Long-Term Compensation Plan (incorporated by reference to Exhibit A to the definitive proxy statement for Legg Mason’s 1991 Annual Meeting of Stockholders)*

10.5	Form of Option Agreement under Legg Mason, Inc. 1991 Omnibus Long-Term Compensation Plan (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 1993)*

10.6	Legg Mason, Inc. Executive Incentive Compensation Plan (incorporated by reference to Appendix A to the definitive proxy statement for Legg Mason’s 2000 Annual Meeting of Stockholders)*

10.7	Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Registration Statement No. 333-08721 on Form S-8)*

10.8	Form of Option Agreement under Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 1996)*

10.9	Form of Non-Qualified Stock Option Agreement under Legg Mason, Inc. 1996 Equity Incentive Plan, filed herewith*

10.10	Executive Stock Purchase and Loan Agreement between Legg Mason, Inc. and an Executive Officer of Legg Mason, Inc., dated as of December 8, 1998 (incorporated by reference to Form 10-Q for the quarter ended December 31, 1998)*

10.11	Promissory Note of Executive Officer of Legg Mason, Inc., dated as of December 8, 1998 (incorporated by reference to Form 10-Q for the quarter ended December 31, 1998)*

10.12	Pledge Agreement by and between Legg Mason, Inc. and an Executive Officer of Legg Mason, Inc., dated as of December 8, 1998 (incorporated by reference to Form 10-Q for the quarter ended December 31, 1998)*

10.13	Form of Restricted Stock Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan, filed herewith*

10.14	Legg Mason Wood Walker, Incorporated Private Client Group Deferred Compensation Plan (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 2001)*

10.15	Legg Mason Wood Walker, Incorporated Financial Advisor Retention Plan, as amended (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 2003)*

10.16	Legg Mason Wood Walker, Incorporated Producing Branch Manager Retention Plan, as amended (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 2003)*

10.17	Form of Legg Mason Wood Walker, Incorporated Key Employee Phantom Stock Agreements (incorporated by reference to Registration Statement No. 333-59841 on Form S-8)*

10.18	Form of Legg Mason Wood Walker, Incorporated Professional Branch Manager Phantom Stock Agreements (incorporated by reference to Registration Statement No. 333-53102 on Form S-8)*

12	Computation of consolidated ratios of earnings to fixed charges, filed herewith

21	Subsidiaries of the Company, filed herewith

23	Consent of Independent Registered Public Accounting Firm, filed herewith

31.1	Certification of Chief Executive Officer, filed herewith

31.2	Certification of Principal Financial Officer, filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

*	These exhibits are management contracts or compensatory plans or arrangements.

(b) No reports on Form 8-K were filed during the quarter ended March 31, 2004. However, a report on Form 8-K, reporting under Item 12, was furnished to the Securities and Exchange Commission on January 21, 2004. That report contained consolidated statements of earnings for the quarters and nine months ended December 31, 2003 and 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGG MASON, INC.

By:	/s/ RAYMOND A. MASON
Raymond A. Mason, Chairman of the the Board, President and Chief Executive Officer

Date: June 4, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/s/	RAYMOND A. MASON	Chairman of the Board, President and	June 4, 2004

	Raymond A. Mason	Chief Executive Officer (Principal Executive Officer)

/s/	CHARLES J. DALEY, JR.	Senior Vice President and Treasurer	June 4, 2004

	Charles J. Daley, Jr.	(Principal Financial and Accounting Officer)

/s/	HAROLD L. ADAMS	Director	June 4, 2004

Harold L. Adams

/s/	DENNIS R. BERESFORD	Director	June 4, 2004

Dennis R. Beresford

/s/	Carl Bildt	Director	June 4, 2004

Carl Bildt

/s/	JAMES W. BRINKLEY	Director	June 4, 2004

James W. Brinkley

/s/	HARRY M. FORD, JR.	Director	June 4, 2004

Harry M. Ford, Jr.

/s/	RICHARD J. HIMELFARB	Director	June 4, 2004

Richard J. Himelfarb

/s/	JOHN E. KOERNER, III	Director	June 4, 2004

John E. Koerner, III

/s/	EDWARD I. O’BRIEN	Director	June 4, 2004

Edward I. O’Brien

	Signature	Title	Date

/s/	PETER F. O’MALLEY	Director	June 4, 2004

Peter F. O’Malley

/s/	MARGARET MILNER RICHARDSON	Director	June 4, 2004

Margaret Milner Richardson

/s/	NICHOLAS J. ST. GEORGE	Director	June 4, 2004

Nicholas J. St. George

/s/	ROGER W. SCHIPKE	Director	June 4, 2004

Roger W. Schipke

/s/	KURT L. SCHMOKE	Director	June 4, 2004

Kurt L. Schmoke

/s/	JAMES E. UKROP	Director	June 4, 2004

James E. Ukrop

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

Our report on the consolidated financial statements of Legg Mason, Inc. and Subsidiaries is included on page 54 in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 80 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

/s/ PRICEWATERHOUSECOOPERS LLP

Baltimore, Maryland

May 27, 2004

Schedule I

LEGG MASON, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	March 31,
	2004	2003
ASSETS
Cash and cash equivalents	$416,065	$302,870
Investment securities, at fair value	48	931
Intangible assets, net	8,408	9,041
Goodwill	14,136	12,221
Investments in and advances to subsidiaries	1,919,730	1,703,943
Other	31,326	27,558

Total Assets	$2,389,713	$2,056,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Dividends payable	$9,983	$7,117
Other	25,882	14,737
Long-term debt	794,238	786,753

Total Liabilities	830,103	808,607

Stockholders’ Equity
Common stock, par value $.10; authorized 250,000,000 shares; issued 66,548,716 in 2004 and 64,827,344 in 2003	6,655	6,483
Shares exchangeable into common stock	7,351	8,736
Additional paid-in capital	391,597	357,622
Deferred compensation and employee note receivable	(30,224)	(34,578)
Employee stock trust	(117,331)	(109,803)
Deferred compensation employee stock trust	117,331	109,803
Retained earnings	1,173,282	913,670
Accumulated other comprehensive income (loss), net	10,949	(3,976)

Total Stockholders’ Equity	1,559,610	1,247,957

Total Liabilities and Stockholders’ Equity	$2,389,713	$2,056,564

See notes to condensed financial statements.

Schedule I

LEGG MASON, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended March 31,
	2004	2003	2002
Revenues
Interest	$5,900	$7,195	$16,156
Other	(15)	(866)	(2,711)

Total Revenues	5,885	6,329	13,445

Expenses
Interest	43,718	46,092	37,121
Other	6,394	6,602	1,992

Total Expenses	50,112	52,694	39,113

Earnings (loss) before income tax provision (benefit) and equity in net earnings of subsidiaries	(44,227)	(46,365)	(25,668)
Federal and state income tax provision (benefit)	(6,116)	(17,546)	(9,626)

Earnings (loss) before equity in net earnings of subsidiaries	(38,111)	(28,819)	(16,042)
Equity in net earnings of subsidiaries	335,875	219,728	168,978

Net earnings	297,764	190,909	152,936

Other comprehensive income (loss):
Foreign currency translation adjustment	13,544	8,147	(225)

Unrealized gains (losses) on investment securities:
Unrealized holding losses arising during the year	(96)	(907)	(348)
Reclassification adjustment for (gains) losses included in net income	(83)	86	(1,865)

Net unrealized losses on investment securities	(179)	(821)	(2,213)
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during the year	743	(2,138)	(277)
Reclassification adjustment for losses included in net income	1,672	—	—

Net unrealized gains (losses) on investment securities	2,415	(2,138)	(277)
Deferred income taxes	(855)	732	476

Total other comprehensive income (loss)	14,925	5,920	(2,239)

Comprehensive income	$312,689	$196,829	$150,697

See notes to condensed financial statements.

Schedule I

LEGG MASON, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended March 31,
	2004	2003	2002
Cash Flows from Operating Activities
Net earnings	$297,764	$190,909	$152,936
Non-cash items included in earnings:
Equity in net earnings of subsidiaries	(335,875)	(219,728)	(168,978)
Amortization	1,031	4,223	3,636
Deferred compensation	2,075	—	—
Accretion and amortization of discounts	7,485	7,290	5,836
Other	2,580	309	992
Decrease in assets excluding acquisitions	(4,799)	(244)	(7,646)
Increase (decrease) in liabilities excluding acquisitions	11,097	855	11,915

Cash Used for Operating Activities	(18,642)	(16,386)	(1,309)

Cash Flows from Investing Activities
Purchases of investment securities	(49)	(5,256)	(251)
Proceeds from sales and maturities of investment securities	22	4,652	1,299
Investments in and advances to subsidiaries, net of cash received	(46,760)	20,868	(50,550)
Dividends received from subsidiaries	210,782	184,102	133,785
Acquisitions, net of cash acquired	(1,915)	(3,243)	(792,856)

Cash Provided by (Used for) Investing Activities	162,080	201,123	(708,573)

Cash Flows from Financing Activities
Net proceeds from issuance of long-term debt	—	—	664,714
Issuance of common stock	70,394	22,677	26,707
Repurchase of common stock	(65,399)	(41,963)	(7,130)
Dividends paid	(35,238)	(28,874)	(25,149)

Cash Provided by (Used for) Financing Activities	(30,243)	(48,160)	659,142

Net Increase (Decrease) in Cash and Cash Equivalents	113,195	136,577	(50,740)
Cash and Cash Equivalents at Beginning of Year	302,870	166,293	217,033

Cash and Cash Equivalents at End of Year	$416,065	$302,870	$166,293

Supplement Cash Disclosures:
Interest payments were $35,188 in 2004, $35,188 in 2003 and $20,844 in 2002.
No income tax payments were made in 2004, 2003 and 2002.

See notes to condensed financial statements.

LEGG MASON, INC.

(Parent Company Only)

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Amounts in thousands)

1. Basis of Presentation

The Parent Company Only condensed financial statements include the accounts of Legg Mason, Inc. (the “Parent Company”). In addition, all the assets and liabilities of its subsidiaries are presented in Investments in and advances to subsidiaries.

The Notes to the Consolidated Financial Statements of Legg Mason, Inc. and Subsidiaries included in Item 8 of this Report include disclosures with respect to the Parent Company Only.

2. Transactions with Affiliates

Parent Company interest income for 2004, 2003 and 2002 includes $1,457, $3,131 and $6,890, respectively, arising from promissory notes receivable. The promissory notes, $2,198 at March 31, 2004 and $38,511 at March 31, 2003, are included in Investments in and advances to subsidiaries. A promissory note payable by a subsidiary of $36,265 was settled in November 2003 through the issuance of preferred stock to the Parent Company. At March 31, 2004, the outstanding promissory note payable has an interest rate of 4.85%.

Parent Company interest expense for 2004 and 2003 includes $25 and $25, respectively, arising from promissory notes payable by the Parent Company to its subsidiaries. The notes, $1,000 at March 31, 2004 and 2003, are included in Investments in and advances to subsidiaries.

The Parent Company issued shares to Legg Mason Wood Walker (“LMWW”), a wholly owned subsidiary, in connection with its deferred compensation plans. The value of the shares issued to LMWW during fiscal 2004, 2003 and 2002 were $8,466, $14,172 and $5,570, respectively.

All income tax payments are made by LMWW.

3. Firm Investments

Firm investments include investments in marketable and private equity securities and limited partnerships that make private investments. Unrealized gains and losses on marketable equity securities are included in accumulated other comprehensive income (loss) unless an “other-than-temporary” impairment is determined to exist, in which case the unrealized loss is charged to earnings. Realized gains and losses on marketable equity securities and realized and unrealized gains and losses on private equity securities are included in Other revenue. The Parent Company shares ratably in the income and expenses of its investments in limited partnerships and records its interest on the equity method.

4. Intangible Assets and Goodwill

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” provides that goodwill is no longer amortized and the value of an identifiable intangible asset must be amortized over its useful life. Goodwill and intangible assets are tested for impairment quarterly. Based upon analysis performed as of March 31, 2004 and 2003, no impairment charges were required.

Intangible assets, consisting of asset management contracts, are reported at cost, net of accumulated amortization of $2,340 and $1,706, at March 31, 2004 and 2003, respectively. Estimated amortization expense for each of the five years subsequent to March 31, 2004 is $633 per year.

The carrying value of goodwill of $14,136 and $12,221 at March 31, 2004 and 2003, respectively, is attributable to its asset management subsidiaries. The change in the carrying value of goodwill is related to the purchase of an increased ownership interest in Barrett Associates, Inc.

5. Long-term Debt

The Parent Company’s long-term debt at March 31, 2004 consisted of $424,306 of 6.75% senior notes, $270,021 of zero-coupon contingent convertible senior notes and $99,911 of 6.50% senior notes. The Parent Company issued long-term debt to fund asset management acquisitions.

On July 2, 2001, the Parent Company issued $425,000 principal amount of senior notes due July 2, 2008, which bear interest at 6.75%. The notes were issued at a discount to yield 6.80%. The net proceeds of the notes were approximately $421,000, after payment of debt issuance costs.

On June 6, 2001, the Parent Company issued $567,000 principal amount at maturity of zero-coupon contingent convertible senior notes due on June 6, 2031, resulting in gross proceeds of approximately $250,000. The convertible notes were issued in a private placement to qualified institutional buyers at an initial offering price of $440.70 per $1,000 principal amount at maturity. The discounted price reflects a yield to maturity of 2.75% per year. During the quarter ended December 31, 2003, the price of the Parent Company’s common stock exceeded the conversion trigger price of $73.15 for at least 20 trading days in the last 30 trading days the quarter. As a result, each note became convertible into 7.7062 shares of the Parent Company’s common stock, subject to adjustment, commencing on January 2, 2004, which may result in the issuance of up to an additional 4.4 million shares. The Parent Company may redeem the convertible notes for cash on or after June 6, 2006 at their accreted value. In addition, the Parent Company may be required to repurchase the convertible notes at their accreted value, at the option of the holders, on June 6, 2005, 2007, 2011 and every five years thereafter until 2026 or upon a change in control of the Parent Company that occurs on or before June 6, 2006. Such repurchases can be paid in cash, shares of the Parent Company’s common stock or a combination of both. The net proceeds of the offering were $244,375, after payment of debt issuance costs. The debt issuance costs were included in Other assets and were amortized over a two-year period that ended on June 6, 2003.

The Parent Company also has outstanding $100,000 principal amount of senior notes due February 15, 2006, which bear interest at 6.50%. The notes were issued at a discount to yield 6.57%.

At March 31, 2004, the Parent Company had $575,000 available for the issuance of additional debt or equity securities pursuant to a shelf registration statement.

At March 31, 2004, the aggregate maturities of long-term debt, based on their contractual terms, are as follows:

2005	$—
2006	100,000
2007	—
2008	—
2009	425,000
Thereafter	567,000

Total	$1,092,000

6. Deferred Compensation Stock Trust

In accordance with Emerging Issues Task Force Issue 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts are Held in a Rabbi Trust and Invested,” assets of rabbi trusts are to be consolidated with those of the employer, and the value of the employer’s stock held in the rabbi trusts should be classified in stockholders’ equity and generally accounted for in a manner similar to treasury stock. Therefore, the shares the Parent Company has issued to its rabbi trust and the corresponding liability related to the deferred compensation plans are presented as components of stockholders’ equity as Employee stock trust and Deferred compensation employee stock trust, respectively. Shares held by the Plan at March 31, 2004 and 2003 were 3,394 and 3,370, respectively.

7. Stock Repurchase

During the fiscal year ended March 31, 2002, the Board of Directors approved a stock repurchase plan. Under this plan, the Parent Company is authorized to repurchase up to 3 million shares on the open market at its discretion. During the fiscal years ended March 31, 2004, 2003 and 2002, the Parent Company repurchased and retired 789 shares for $65,399, 885 shares for $41,963, and 137 shares for $7,130 respectively.

8. Commitments, Contingencies and Guarantees

As of March 31, 2004, the Parent Company has contingent obligations of up to $806,400 related to its business acquisitions that are payable through March 31, 2007.

Financial Accounting Standards Board Interpretation Number 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), expands the disclosure requirements to be made by a guarantor regarding its obligations under certain guarantees that it has issued. FIN 45 requires, under certain circumstances, the recognition, at the inception of a guarantee, of a liability for the fair value of the obligation as a result of issuing the guarantee. Guarantees of an entity’s own future performance are not within the scope of FIN 45 and the Parent Company is not required to record a liability for guarantees of its subsidiaries’ obligations.

In the normal course of business and in connection with the sale of certain assets of Legg Mason Real Estate Services, Inc., the Parent Company enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Parent Company’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Parent Company that have not yet occurred.

The Parent Company is guarantor on various agreements entered into by its subsidiaries and an unconsolidated joint venture to lease office facilities and equipment. The aggregate commitment under these non-cancelable lease agreements, which expire on varying dates through 2014 is $119,897. If the Parent Company is required to make a payment under its guaranty for the unconsolidated joint venture, it is eligible to seek partial recovery of $3,077 from the other party to the joint venture.

Under an insurance policy for certain of its subsidiaries, the Parent Company guarantees to reimburse the insurance carrier for any claims incurred on the policy up to the policy’s limit of $1,225. A subsidiary of the Parent Company is an investor in a captive insurance company to provide excess Securities Investors Protection Corporation coverage. The Parent Company has provided a guarantee in the event a claim is incurred that the subsidiary cannot pay.

As of March 31, 2004, the Parent Company has not recorded a liability for any obligations under the guarantees described above.

The Parent Company became a guarantor in April 2004 of a $20,000 loan facility used by one of its subsidiaries to finance tenant improvements on real property. Tenant improvements purchased with the loan facility are pledged as collateral for the outstanding balance.

The Parent Company has capital commitments to investment partnerships in which it is a limited partner. As of March 31, 2004, there were $18,055 of such capital commitments that range from fiscal 2005 to 2011.