Form 10-Q
period 2004-06-30
LEGG MASON INC
filed 2004-08-06
CIK 704051

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

67,160,264 shares of common stock and 1,920,667 exchangeable shares as of the close of business on July 29, 2004. The exchangeable shares, which were issued by Legg Mason Canada Holdings in connection with the acquisition of Legg Mason Canada Inc., are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting and other rights equivalent to common stock.

PART I.    FINANCIAL INFORMATION
Item 1.      Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	June 30,
	2004	2003

Revenues
Investment advisory and related fees	$ 368,796	$ 241,825
Commissions	86,285	84,306
Principal transactions	42,049	42,946
Investment banking	26,517	31,467
Interest	21,807	21,834
Other	9,473	11,519

Total revenues	554,927	433,897
Interest expense	15,990	16,555

Net revenues	538,937	417,342

Non-Interest Expenses
Compensation and benefits	300,210	241,709
Communications and technology	24,924	22,644
Occupancy	17,187	16,088
Distribution and service fees	16,034	7,735
Amortization of intangible assets	5,439	5,562
Other	36,442	28,280

Total non-interest expenses	400,236	322,018

Earnings from Continuing Operations
before Income Tax Provision	138,701	95,324
Income tax provision	52,287	36,848

Net Earnings from Continuing Operations	86,414	58,476
Discontinued operations, net of taxes	-	(110)

Net Earnings	86,414	58,366

Net Earnings Per Common Share
Basic	$ 1.28	$ 0.88
Diluted	1.14	0.83

Weighted Average Number of Common Shares
Outstanding:
Basic	67,715	66,173
Diluted	77,046	70,125

Dividends Declared Per Common Share	$ 0.15	$ 0.11

Book Value Per Common Share, at end of period	$ 23.93	$ 19.58

See notes to consolidated financial statements.

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

	June 30, 2004
	(Unaudited)	March 31, 2004

Assets
Cash and cash equivalents	$ 818,046	$ 868,060
Cash and securities segregated for regulatory purposes or
deposited with clearing organizations	2,592,246	2,876,413
Receivables:
Customers	1,177,969	1,104,830
Investment advisory and related fees	203,967	202,845
Brokers and dealers	75,109	70,067
Others	80,676	79,941
Securities borrowed	524,747	568,399
Trading assets, at fair value	292,014	264,095
Investment securities, at fair value	43,565	38,275
Equipment and leasehold improvements, net	101,690	91,753
Intangible assets, net	438,640	444,434
Goodwill	969,116	466,207
Other	178,638	187,662

Total Assets	$ 7,496,423	$ 7,262,981

Liabilities and Stockholders' Equity
Liabilities
Payables:
Customers	$ 3,302,998	$ 3,576,059
Brokers and dealers	78,843	81,044
Securities loaned	428,999	487,717
Short-term borrowings	21,100	-
Trading liabilities, at fair value	146,077	119,088
Accrued compensation	216,345	355,268
Accrued purchase consideration	500,000	-
Other	305,418	289,957
Long-term debt	847,710	794,238

Total Liabilities	5,847,490	5,703,371

Commitments and Contingencies (Note 7)
Stockholders' Equity
Common stock	6,697	6,655
Shares exchangeable into common stock	7,278	7,351
Additional paid-in capital	409,514	391,597
Deferred compensation and officer note receivable	(32,915)	(30,224)
Employee stock trust	(122,495)	(117,331)
Deferred compensation employee stock trust	122,495	117,331
Retained earnings	1,249,370	1,173,282
Accumulated other comprehensive income (loss), net	8,989	10,949

Total Stockholders' Equity	1,648,933	1,559,610

Total Liabilities and Stockholders' Equity	$ 7,496,423	$ 7,262,981

See notes to consolidated financial statements.

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended
	June 30,
	2004	2003

Net Earnings	$ 86,414	$ 58,366
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,910)	5,033
Unrealized gains (losses) on investment securities:
Unrealized holding losses arising during the period	(118)	(95)
Reclassification adjustment for (gains) losses
included in net income	21	(82)

Net unrealized losses on investment securities	(97)	(177)

Deferred income taxes	47	68

Total other comprehensive income	(1,960)	4,924

Comprehensive Income	$ 84,454	$ 63,290

See notes to consolidated financial statements.

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended
	June 30,
	2004	2003

Cash Flows from Operating Activities
Net earnings	$ 86,414	$ 58,366
Non-cash items included in earnings:
Depreciation and amortization	13,035	13,489
Accretion and amortization of securities discounts and premiums, net	2,022	1,858
Originated mortgage servicing rights	-	(548)
Deferred compensation	4,154	2,715
Unrealized (gains) losses on firm investments	170	(817)
Other	125	(175)
Deferred income taxes	505	(2,455)
Purchases of trading investments, net	(5,581)	(12,221)
Decrease (increase) in assets excluding acquisitions:
Cash and securities segregated for regulatory purposes
or deposited with clearing organizations	284,167	16,569
Receivables from customers	(73,139)	(118,538)
Receivables for investment advisory and related fees	(1,296)	(18,987)
Receivables from brokers and dealers and other	(6,178)	(17,274)
Securities borrowed	43,652	(56,387)
Trading assets	(27,919)	(70,204)
Other	16,685	(11,242)
Increase (decrease) in liabilities excluding acquisitions:
Payable to customers	(273,061)	20,725
Payable to brokers and dealers	(2,201)	(5,111)
Securities loaned	(58,718)	32,099
Trading liabilities	26,989	13,608
Accrued compensation	(138,839)	(83,390)
Other	13,098	56,821

Cash Used for Operating Activities	(95,916)	(181,099)

Cash Flows from Investing Activities
Payments for:
Equipment and leasehold improvements	(17,640)	(5,667)
Acquisitions, net of cash acquired	(1,451)	(2,702)
Net decrease in securities purchased under agreements to resell	-	35,000
Purchases of investment securities	(3,225)	(4,785)
Proceeds from sales and maturities of investment securities	3,207	4,886

Cash Provided by (Used for) Investing Activities	$ (19,109)	$ 26,732

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(Dollars in thousands)
(Unaudited)

	Three months ended
	June 30,
	2004	2003

Cash Flows from Financing Activities
Net increase in short-term borrowings	21,100	29,197
Net proceeds from issuance of long-term debt	51,583	-
Repayment of principle on long-term debt	(11)	-
Issuance of common stock	14,437	16,322
Repurchase of common stock	(11,219)	-
Dividends paid	(10,289)	(7,374)

Cash Provided by Financing Activities	65,601	38,145

Effect of Exchange Rate Changes on Cash	(590)	1,256
Net Decrease in Cash and Cash Equivalents	(50,014)	(114,966)
Cash and Cash Equivalents at Beginning of Period	868,060	690,752

Cash and Cash Equivalents at End of Period	$ 818,046	$ 575,786

See notes to consolidated financial statements.

LEGG MASON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
June 30, 2004
(Unaudited)

1. Interim Basis of Reporting

          The accompanying unaudited interim consolidated financial statements of Legg Mason, Inc. and its subsidiaries (collectively "Legg Mason") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The interim consolidated financial statements have been prepared using the interim basis of reporting and, as such, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The nature of our business is such that the results of any interim period are not necessarily indicative of the results for a full year.

          The information contained in the interim consolidated financial statements should be read in conjunction with our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. Where appropriate, the prior year's financial statements have been reclassified to conform to the current year's presentation. Unless otherwise noted, all per share amounts include both common shares of Legg Mason and shares issued in connection with the acquisition of Legg Mason Canada Inc., which are exchangeable into common shares of Legg Mason on a one-for-one basis at any time.

          The preparation of interim consolidated financial statements requires management to make assumptions and estimates that affect the amounts reported in the interim consolidated financial statements and accompanying notes. Actual amounts could differ from those estimates and the differences could have a material impact on the interim consolidated financial statements.

          Terms such as "we," "us," "our," and "company" refer to Legg Mason.

2. Significant Accounting Policies

Special Purpose Entities

          In the normal course of our business activities, we are the general partner, and in some cases a limited partner, in investment partnerships and are the investment manager and/or managing member in limited liability companies and off-shore investment vehicles. These entities are primarily vehicles to facilitate investments by our customers in many types of investment strategies including real estate, equity and fixed income portfolios. Our exposure to risk in these entities is generally limited to any equity investment we have made or are required to make and any earned but uncollected management fees. These uncollected fees are not material at June 30, 2004.

          The following table is a recap of the Variable Interest Entities ("VIEs") in which we believe we have a significant variable interest but are not the primary beneficiary and therefore these VIEs are not subject to consolidation by us:

			Legg Mason's	Legg Mason's
	Number of		Equity Investment at	Remaining Capital
Entity Type	Entities	Total Assets*	June 30, 2004*	Commitments*

CDOs	5	$ 1,933	$ -	$ -
Offshore Investment Vehicles(1)	3	1,109	-	-
Trusts	14	1,060	-	-
Limited Partnerships/REITS	10	535	17	13
Limited Liability Companies(2)	2	163	-	-

Total	34	$ 4,800	$ 17	$ 13

*in millions

(1) Includes one money market fund with assets of $1.0 billion in which we believe we have less than a 1% variable interest.
(2) Excludes four limited liability companies in which one of our asset management subsidiaries has approximately $17.6 million invested by its long-term incentive plan. We do not have a direct variable interest since we do not earn any fees on these assets.

          During the quarter, we provided a $1,200 subordinated loan to an unaffiliated entity, which became the sole equity investor in a VIE. The VIE simultaneously issued $31,583 of debt instruments to third-party investors. As a result of our loan to the sole equity investor in the VIE, we consider ourselves the primary beneficiary of the VIE. Accordingly, we are required to consolidate this entity as of, and for the three months ended, June 30, 2004.

          Our Statement of Financial Condition at June 30, 2004 includes $45,852 of assets attributable to consolidated VIEs, of which $31,128 is in cash and cash equivalents, and $45,960 of liabilities attributable to consolidated VIEs, of which $31,572 is in long-term debt. Our assets, exclusive of the assets of consolidated VIEs, are not subject to the claims of the creditors of these consolidated VIEs and likewise the assets of the consolidated VIEs are not available to our creditors.

Stock Based Compensation

          During fiscal 2004, we adopted the fair value method of accounting for stock-based compensation on a prospective basis for all stock options granted and stock purchase plan transactions after April 1, 2003, using the Black-Scholes option pricing model. Under the prospective method allowed under Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," compensation expense was recognized based on the fair value of stock options granted after April 1, 2003 over the applicable vesting period. No compensation expense was recognized for stock options granted prior to April 1, 2003. Therefore, the expense related to stock-based employee compensation included in the determination of net income for June 30, 2004 is less than that which would have been included if the fair value method had been applied to all awards.

          The following table reflects pro forma results as if compensation expense associated with all option grants (regardless of grant date) and the stock purchase plan were recognized over the vesting period:

	Three months ended
	June 30,
	2004	2003

Net earnings, as reported	$ 86,414	$ 58,366
Add: stock-based compensation included
in reported net earnings, net of taxes	939	276
Less: stock-based compensation determined
under fair value based method, net of taxes	(5,096)	(5,692)

Pro forma net earnings	$ 82,257	$ 52,950

Earnings per share:
As reported:
Basic	$ 1.28	$ 0.88
Diluted	1.14	0.83
Pro forma:
Basic	$ 1.21	$ 0.80
Diluted	1.08	0.76

             The weighted average fair value of option grants of $39.73 and $20.72 per share for the three months ended June 30, 2004 and 2003, respectively, included in the pro forma net income shown above is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended,
		June 30,
	2004		2003

Expected dividend yield	0.80%		0.82%
Risk-free interest rate	3.80%		3.32%
Expected volatility	41.86%		35.51%
Expected lives (in years)	5.88		6.51

Restricted Cash

             Included in Cash and cash equivalents at June 30, 2004 is $46,185 which is restricted as to its use by Legg Mason. As discussed previously under Special Purpose Entities, during the quarter, we were required to consolidate a VIE which had $25,704 of cash in escrow to finance the construction of an office building. In April 2004, we funded an escrow account for $20,481 in connection with our appeal of a civil copyright lawsuit. These cash balances are considered restricted and are not available to Legg Mason for general corporate use.

3. Trading Assets, at Fair Value

             At June 30, 2004, we had pledged securities owned of $675 as collateral to counter-parties for securities loaned transactions, which can be sold or repledged by the counterparties.

4. Intangible Assets and Goodwill

             The following table reflects the components of intangible assets as of:

	June 30, 2004	March 31, 2004

Amortizable Asset Management Contracts:
Cost	$ 351,639	$ 352,037
Accumulated Amortization	(72,857)	(67,537)

Net	$ 278,782	$ 284,500

Indefinite-Life Intangible Assets:
Fund management contracts	$ 105,158	$ 105,234
Trade name	54,700	54,700

Total	$ 159,858	$ 159,934

Total Intangible Assets, net	$ 438,640	$ 444,434

             Estimated amortization expense for each of the next five fiscal years is as follows:

Fiscal year ended March 31:	Amount

Remaining 2005	$ 16,338
2006	21,620
2007	21,275
2008	19,634
2009	19,126
2010	18,797

          During the quarter ended June 30, 2004, we determined that as a result of both Private Capital Management, L.P. ("PCM") and Royce & Associates, LLC ("Royce") meeting certain revenue levels as specified in the acquisition agreements, we will be required to make contingent acquisition payments of $400,000 to the prior owners of PCM in the second fiscal quarter and $100,000 to the prior owners of Royce in the third fiscal quarter. Accordingly, we recorded additional Goodwill and Accrued purchase consideration of $500,000 in the Statement of Financial Condition as of June 30, 2004.

          The carrying value of goodwill of $969,116 at June 30, 2004 is primarily attributable to the Asset Management reporting segment. The increase in the carrying value of goodwill since March 31, 2004 primarily reflects $500,000 for accrued purchase consideration described above; $2,527 related to a contingent acquisition payment for the business of Rothschild Asset Management (Singapore) Limited; and $1,336 related to the purchase of an increased ownership interest in Barrett Associates, Inc., partially offset by approximately $1,000 from the impact of changes in foreign currency rates.

5. Short-Term Borrowings

          At June 30, 2004, we had an outstanding borrowing of $21,100 at 1.75% on an overnight basis, to facilitate customer transaction settlements in our principal broker dealer subsidiary.

6. Long-Term Debt

          In April 2004, a subsidiary of Legg Mason entered into a $20,000 term loan agreement with a commercial bank to finance tenant improvements on real property at the subsidiary's new headquarters. The loan bears interest at the 7-year treasury rate plus 30 basis points, 4.19% at closing, and is collateralized by the property and equipment of the subsidiary, with a maturity date of October 2010. The subsidiary is required to maintain a compensating balance over the life of the loan beginning with $5,000 at the funding date and decreasing to zero at a predetermined rate. This compensating balance is not legally restricted; however, failure to maintain the appropriate balance will result in additional bank charges and possible acceleration of the maturity if such charges are not paid. The loan also provides for restrictive covenants at the subsidiary relating to the maintenance of specified financial performance ratios such as tangible net worth and debt service coverage. At June 30, 2004, we were in compliance with all covenants related to this and all facilities.

          In April 2004, we entered into a transaction with a VIE that issued $31,583 in long-term debt to finance the construction of a building. The debt bears interest at 5.6% and matures in March 2030. See Note 2 for a further discussion of this VIE.

          As of June 30, 2004, the aggregate maturities of long-term debt (current accreted value of $847,710), based on the contractual terms, are as follows:

Remaining 2005	$ 53
2006	103,145
2007	3,603
2008	3,801
2009	429,010
Thereafter	603,960

Total	$ 1,143,572

7. Commitments and Contingencies

          We lease office facilities and equipment under non-cancelable operating leases and also have multi-year agreements for data processing and other services. These leases and service agreements expire on varying dates through 2019. Certain leases provide for renewal options and contain escalation clauses providing for increased rentals based upon maintenance, utility and tax increases.

          As of June 30, 2004, the minimum annual aggregate rentals are as follows:

Remaining 2005	$ 51,336
2006	58,068
2007	50,366
2008	45,872
2009	40,515
Thereafter	79,351

Total	$ 325,508

          We have been the subject of customer complaints and have also been named as a defendant in various legal actions arising primarily from securities brokerage, asset management and investment banking activities, including certain class actions, which primarily allege violations of securities laws and seek unspecified damages, which could be substantial. We are also involved in governmental and self-regulatory agency inquiries, investigations and proceedings. In accordance with SFAS No. 5 "Accounting for Contingencies," we have established provisions for estimated losses from pending complaints, legal actions, investigations and proceedings. While the ultimate resolution of these actions cannot be currently determined, in the opinion of management, after consultation with legal counsel, we have no reason to believe that the resolution of these actions will have a material adverse effect on our financial condition. However, the results of operations could be materially affected during any period if liabilities in that period differ sufficiently from our estimates. In addition, the ultimate costs of litigation-related charges can vary significantly from period to period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits and recoveries from indemnification, contribution or insurance reimbursement.

8. Earnings Per Share

          Basic earnings per share ("EPS") is calculated by dividing net earnings by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of potential common shares.

          Beginning in the quarter ended December 31, 2003, our zero-coupon contingent convertible senior notes have been prospectively included in the calculation of diluted earnings per share because the sales price of our common stock exceeded the conversion threshold. As a result, diluted earnings per share for the quarter ended June 30, 2004 includes 4.4 million shares issuable upon conversion of the senior notes.

             The following table presents the computations of basic and diluted EPS:

	Three months ended June 30,
	2004		2003
	Basic	Diluted	Basic	Diluted

Weighted average common shares outstanding	67,715	67,715	66,173	66,173
Potential common shares:
Employee stock options	-	4,287	-	3,345
Shares related to deferred compensation	-	672	-	607
Shares issuable upon conversion of senior notes	-	4,372	-	-

Weighted average common and common equivalent shares outstanding	67,715	77,046	66,173	70,125

Net Earnings	$ 86,414	$ 86,414	$ 58,366	$ 58,366
Interest expense on convertible senior notes, net of tax	-	1,145	-	-

Net earnings applicable to common stock	$ 86,414	$ 87,559	$ 58,366	$ 58,366

Net earnings per common share	$ 1.28	$ 1.14	$ 0.88	$ 0.83

9. Net Capital Requirements

          Our broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. The rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of June 30, 2004, the broker-dealer subsidiaries had aggregate net capital, as defined, of $426,803 which exceeded required net capital by $400,922.

10. Business Segment Information

          We currently operate through three business segments: Asset Management, Private Client and Capital Markets. The business segment classifications are based upon factors such as the services provided and distribution channels utilized. Certain services that we offer are provided to clients through more than one of our business segments. Therefore, the revenue categories are allocated to multiple segments. We allocate certain common income and expense items among our business segments based upon various methodologies and factors. These methodologies are by their nature subjective and are reviewed periodically by management. Business segment results in the future may reflect reallocations of revenues and expenses that result from changes in methodologies, but any reallocations will have no effect on our consolidated results of operations.

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

          Private Client distributes a wide range of financial products through its branch distribution network, including equity and fixed income securities, proprietary and non-affiliated mutual funds and annuities. The primary sources of net revenues for Private Client are commissions and principal credits earned on equity and fixed income transactions in customer brokerage accounts, distribution fees earned from mutual funds, fee-based brokerage and managed account fees and net interest from customers' margin loan and credit account balances. Sales credits associated with underwritten offerings initiated in the Capital Markets segment are reported in Private Client when sold through its branch distribution network.

          Capital Markets consists of our equity and fixed income institutional sales and trading and corporate and public finance investment banking. The primary sources of revenue for equity and fixed income institutional sales and trading include commissions and principal credits on transactions in both corporate and municipal products. We maintain proprietary fixed income and equity securities inventory primarily to facilitate customer transactions and realize trading profits and losses from proprietary trading activities. Investment banking revenues include underwriting fees and advisory fees from private placements and mergers and acquisitions. Sales credits associated with underwritten offerings are reported in Capital Markets when sold through institutional distribution channels. The results of this business segment also include realized and unrealized gains and losses on investments acquired in connection with merchant and investment banking activities.

          In September 2003, we sold the mortgage banking and servicing operation of Legg Mason Real Estate Services, Inc. ("LMRES"), which had been previously reported in a fourth segment: Other. Other also included certain unallocated corporate revenues and expenses. Consolidated results have been restated to reflect the historical results of the sold business as discontinued operations and the remaining operations of LMRES in Capital Markets. The corporate revenues and expenses that are not allocated to the business segments are now reported separately as Corporate. Corporate net revenues for the three months ended June 30, 2004 includes the elimination of $2,000 of revenues involving an intercompany transaction with a consolidated VIE.

          Business segment financial results are as follows:

	Three Months Ended,
		June 30,

	2004		2003

Net Revenues:
Asset Management	$ 294,903		$ 188,861
Private Client	175,127		158,744
Capital Markets	71,212		69,740
Corporate	(2,305)		(3)

Total	$ 538,937		$ 417,342

Earnings (loss) from continuing operations
before income tax provision:
Asset Management	$ 100,889		$ 54,805
Private Client	29,981		28,151
Capital Markets	10,333		12,584
Corporate	(2,502)		(216)

Total	$ 138,701		$ 95,324

          We do not analyze asset information in all business segments.

          We principally operate in the United States of America, the United Kingdom and Canada. Revenues and expenses for geographic purposes are generally allocated based on the location of the office providing the service.

          Results by geographic region are as follows:

	Three Months Ended,
		June 30,

	2004		2003

Net Revenues:
United States	$ 503,201		$ 395,199
United Kingdon	25,545		12,757
Canada	5,929		6,637
Other	4,262		2,749

Total	$ 538,937		$ 417,342

Earnings (loss) from continuing operations
before income tax provision:
United States	$ 131,089		$ 91,438
United Kingdom	7,162		1,056
Canada	701		1,824
Other	(251)		1,006

Total	$ 138,701		$ 95,324

11. Subsequent Event

          On July 20, 2004, we declared a three-for-two stock split, payable September 24, 2004 to shareholders of record on September 8, 2004. In accordance with generally accepted accounting principles, the share and per share information has not been restated for the split as of June 30, 2004.

          Pro forma earnings per share data, assuming restatement based on the three-for-two stock split, are as follows:

	Three Months Ended,
		June 30,
	2004		2003

Earnings per Share:
Basic
As Reported	$ 1.28		$ 0.88
Restated	0.85		0.59

Diluted
As Reported	$ 1.14		$ 0.83
Restated	0.76		0.55

Weighted Average Common and Common Equivalent Shares Outstanding:
Basic
As Reported	67,715		66,173
Restated	101,573		99,260

Diluted
As Reported	77,046		70,125
Restated	115,569		105,188

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Legg Mason, Inc., a holding company, and its subsidiaries (collectively "Legg Mason") are principally engaged in providing asset management, securities brokerage, investment banking and related financial services to individuals, institutions, corporations and municipalities. We currently operate through three business segments: Asset Management, Private Client and Capital Markets.

Our profitability may vary significantly from period to period as a result of a variety of factors, including the amount of assets under management, the volume of trading in securities, the volatility and general level of securities prices and interest rates, the level of customer margin and credit account balances and the demand for investment banking services. Accordingly, sustained periods of unfavorable market conditions may adversely affect our profitability. For a further discussion of factors that may affect our results of operations, refer to Item 1 - "Business - Factors Affecting the Company and the Financial Services Industry" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

Terms such as "we," "us," "our," and "company" refer to Legg Mason.

Business Environment
Although the equity markets were challenging, the U.S. economy continued to show signs of recovery over the quarter. On June 30, 2004, the U.S. Federal Reserve, as part of their efforts to balance inflation risks and economic growth, raised the federal funds rate by 0.25%, the first increase in four years. The current expectation is that the U.S. Federal Reserve will continue to slowly increase interest rates over the remainder of calendar 2004. The Dow Jones Industrial Average, the Nasdaq Composite Index and the S&P 500 were up modestly at 1%, 3% and 1%, respectively, for the quarter. Activity in the fixed income markets has slowed dramatically from the pace of recent years. Many retail and institutional investors have reduced their trading activity in anticipation of further rate increases. Some depository institutions have experienced increases in loan demand from their customers, thereby reducing their fixed income investment activity.

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

Results of Operations
We had significant gains in net revenues, net earnings and diluted earnings per share (up 29%, 48% and 37%, respectively) as compared to the June quarter of the prior year. Compared to the quarter ended

June 30, 2003, net revenues increased $121.6 million or 29% to $538.9 million, primarily due to increased revenues from higher levels of assets under management. Net earnings increased $28.0 million or 48% to $86.4 million. Diluted earnings per share were $1.14, an increase of 37% from $0.83. Diluted shares in the June 2004 quarter include 4.4 million potential shares issuable upon conversion of our zero-coupon contingent convertible senior notes, which are not included in the June 2003 quarter since the sales price of our common stock first exceeded the conversion threshold in the December 2003 quarter. Assets under management increased 37% to $295.7 billion primarily as a result of increases in net client cash flows. The pre-tax profit margin increased to 25.7% from 22.8%, primarily due to higher margins in our asset management segment.

Compared to the quarter ended March 31, 2004, net revenues and net earnings decreased 4% and 6%, respectively, and diluted earnings per share were down 6% from $1.21. Net revenues decreased principally due to a significant decline in investment banking revenues, primarily retail selling concessions and private placement fees. Assets under management increased 3% from $286.4 billion. Pre-tax profit margin decreased slightly from 26.2% to 25.7%.

Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003

Net Revenues
Investment advisory and related fees, including distribution fees from investment funds, increased 53% to $368.8 million, primarily as a result of growth at Private Capital Management, L.P. ("PCM"); Royce and Associates, LLC ("Royce"); Legg Mason Funds Management, Inc. ("LMFM"); and Western Asset Management Company ("Western Asset") and of increased fee-based brokerage revenues in Private Client wrap accounts. Investment advisory and related fees represented 68% of consolidated net revenues, up from 58% in the prior year's quarter.

Securities brokerage revenues, including both commissions and principal transactions, were $128.3 million compared to $127.3 million a year ago, as increased retail transaction volume in non-affiliated mutual funds, fixed income and over-the counter equity securities was offset by decreases in institutional fixed income revenues.

Investment banking revenues were $26.5 million, down 16% from the prior year's quarter. Substantial decreases in retail selling concessions and municipal banking revenues more than offset increases in underwriting and corporate advisory revenues.

Other revenues decreased 18% to $9.5 million, primarily as a result of higher amounts of realized and unrealized gains on firm investments in the prior year quarter.

Net interest profit of $5.8 million increased 10% from $5.3 million in the prior year quarter. Interest revenue was $21.8 million in both the current and prior year quarters. Interest expense declined 3% to $16.0 million, benefiting from lower average interest rates and issue costs relating to our zero-coupon contingent convertible senior notes becoming fully amortized during the prior year quarter. The current quarter's net interest profit margin increased to 27% from 24% and net interest profit accounted for 4% of consolidated pre-tax profits.

Non-Interest Expenses
Compensation and benefits increased 24% to $300.2 million, as a result of increases in profitability-based incentive costs, primarily asset management related, and increased retail commissions due to an increase in mutual fund distribution revenues. Compensation as a percentage of net revenues, however, decreased to 55.7% from 57.9% in the prior year's quarter, as a result of the impact of increased revenues and lower effective incentive compensation payout rates in our asset management segment.

Communications and technology expense increased 10% to $24.9 million, primarily as a result of higher depreciation on equipment and software and increased data processing costs.

Occupancy increased 7% to $17.2 million, primarily due to the relocation of Western Asset to a new office facility.

Distribution and service fees increased 107% to $16.0 million, primarily as a result of an increase in distribution fees paid to third-party distributors on sales of offshore funds and Royce mutual funds.

Amortization of intangible assets declined to $5.4 million from $5.6 million in the prior year quarter.

Other expenses increased 29% to $36.4 million, primarily due to increases in the provision for litigation reserve of $3.3 million, increased travel, entertainment, legal and accounting costs.

The provision for income taxes increased 42% to $52.3 million, as a result of the increase in pre-tax earnings. The effective tax rate declined to 37.7% from 38.7% in the prior year's quarter due to a lower provision for income tax contingencies, reduced effective state income tax rates as a result of changes in apportionment, and a lower average effective foreign tax rate as a result of utilization of net operating losses.

Results By Segment

Asset Management

	Three Months Ended June 30,
(in millions)	2004	2003

Net revenues	$ 294.9	$ 188.9
Non-interest expenses	194.0	134.1

Pre-tax earnings	$ 100.9	$ 54.8

Profit Margin	34.2%	29.0%

The net revenues of our Asset Management business segment totaled $294.9 million, up 56% from $188.9 million in the year ago quarter, and pre-tax earnings increased 84% to $100.9 million, principally as a result of increased revenues from significantly higher levels of equity and fixed income assets under management. Investment advisory revenues, including performance fees, increased $107.9 million, with PCM, Royce, LMFM and Western, combined, accounting for 72% of the increase. Compensation as a percentage of net revenues was 45.5% in June 2004 and 48.4% in June 2003. The profit margin increased to 34.2% from 29.0% in the prior year as a result of a greater portion of revenues generated at subsidiaries that retain a lower percentage of revenues under revenue sharing agreements. Asset Management represented 55% of consolidated net revenues for the quarter ended June 30, 2004, an increase from 45% in the prior year's quarter.

Total assets under management were $295.7 billion as of June 30, 2004, an increase of $79.1 billion or 37% from June 30, 2003. As of June 30, 2004, approximately $177.3 billion or 60% of assets under management were in fixed income related products and approximately $118.4 billion or 40% were in equity related products. As of June 30, 2003, approximately $139.9 billion or 65% of assets under management were in fixed income related products and approximately $76.7 billion or 35% were in equity related products.

Our assets under management mix by division (in billions) as of June 30 was as follows:

	2004	2003

Institutional	$ 190.7	$ 147.9
Mutual Funds	68.2	44.9
Wealth Management	36.8	23.8

Total	$ 295.7	$ 216.6

Our net revenues by division (in millions) as of June 30 was as follows:

	Three Months Ended June 30,
	2004	2003

Institutional	$ 130.5	$ 95.1
Mutual Funds	99.7	56.1
Wealth Management	64.7	37.7

Total	$ 294.9	$ 188.9

Private Client

	Three Months Ended June 30,
(in millions)	2004	2003

Net revenues	$ 175.1	$ 158.7
Non-interest expenses	145.1	130.6

Pre-tax earnings	$ 30.0	$ 28.1

Profit Margin	17.1%	17.7%

Private Client net revenues increased 10% to $175.1 million from $158.7 million in the prior year's quarter and pre-tax earnings increased 7% to $30.0 million. Increases in distribution fees on company-sponsored mutual funds, fees earned from fee-based brokerage accounts, and commissions on sales of non-affiliated mutual funds and mortgage backed securities were partially offset by a decline in retail corporate selling concessions. Compensation as a percentage of net revenues declined slightly to 58.5%

in June 2004 from 59.2% in June 2003 primarily due to lower incentive compensation. The profit margin also declined slightly to 17.1% from 17.7% in the prior year's quarter primarily as a result of increased corporate overhead costs. Private Client represented 32% of consolidated net revenues in the quarter ended June 30, 2004, a decrease from 38% in the prior year's quarter due to the significant increase in Asset Management net revenues. Net interest profit in Private Client increased 4% to $12.8 million.

Capital Markets

	Three Months Ended June 30,
(in millions)	2004	2003

Net revenues	$ 71.2	$ 69.7
Non-interest expenses	60.9	57.1

Pre-tax earnings	$ 10.3	$ 12.6

Profit Margin	14.5%	18.0%

Capital Markets net revenues increased 2% to $71.2 million from $69.7 million in the prior year's quarter. Higher corporate banking activity, primarily advisory and underwriting fees and new issue selling concessions, coupled with increased institutional equity transaction volume, was substantially offset by lower institutional fixed income transaction volume, proprietary trading profits and municipal banking revenues. Compensation as a percentage of net revenues was 60.8%, compared to 58.6% for the quarter ended June 30, 2003 as the result of higher incentive and stock-based compensation costs and increased salaries expense. The profit margin decreased to 14.5% from 18.0% in the prior year's period as a result of increased compensation costs and professional fees. Capital Markets represented 13% of consolidated net revenues for the quarter ended June 30, 2004, a decrease from 17% in the year ago quarter, primarily due to the significant increase in net revenues in our Asset Management segment.

Corporate

	Three Months Ended June 30,
(in millions)	2004	2003

Net revenues	$ (2.3)	$ -
Non-interest expenses	0.2	0.2

Pre-tax earnings	$ (2.5)	$ (0.2)

Profit Margin	nm	nm

nm - not meaningful

In September 2003, we sold the mortgage banking and servicing operation of Legg Mason Real Estate Services, Inc. ("LMRES"), which had previously been reported in a fourth segment: Other. Other also included certain unallocated corporate revenues and expenses. Consolidated results have been restated to reflect the historical results of the sold business as discontinued operations and the remaining operations of LMRES in Capital Markets. The corporate revenues and expenses that are not allocated to the business segments are now reported separately as Corporate. Corporate net revenues for the three months ended June 30, 2004 include the elimination of $2.0 million of revenues involving an intercompany transaction with a consolidated variable interest entity ("VIE").

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

Liquidity and Capital Resources
The primary objective of our capital structure and funding practices is to appropriately support Legg Mason's business strategies, as well as the regulatory capital requirements of certain of our subsidiaries, and to provide needed liquidity at all times. Liquidity and the access to liquidity are essential to the success of our ongoing operations. For a further discussion of our principal liquidity and capital resources policies, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

Legg Mason's assets consist primarily of cash and cash equivalents, collateralized short-term receivables, investment advisory fee receivables, securities owned and borrowed, intangible assets and goodwill. Our assets are principally funded by payables to customers, accrued purchase consideration, securities loaned, long-term debt and equity.

During the quarter, Legg Mason accrued contingent acquisition payments of $500 million in connection with the acquisitions of PCM ($400 million) and Royce ($100 million) as a result of their meeting certain revenue levels as specified in the acquisition agreements. These payments will be paid in full from cash on hand at June 30, 2004 by November 30, 2004. The contingent payments are recorded as additional goodwill and accrued purchase consideration in the June 30, 2004 Consolidated Statement of Financial Condition. A decrease in cash and securities segregated for regulatory purposes or deposited with clearing organizations of $284.2 million was offset by a corresponding decrease in customer payables of $273.1 million. Accrued compensation declined $138.9 million as a result of payment of fiscal 2004 bonuses. In addition, stockholders' equity increased $89.3 million primarily from our results of operations for the quarter ended June 30, 2004.

Long-term debt increased $53.5 million primarily due to the consolidation of a VIE that issued long-term debt of $31.6 million. Our assets, exclusive of the assets of the consolidated VIEs, are not subject to the claims of the creditors of the consolidated VIEs and likewise the assets of the consolidated VIEs are not available to our creditors. See Note 2 of Notes to Consolidated Financial Statements for more information on VIEs. In addition, a subsidiary of Legg Mason also entered into a long-term loan agreement of $20 million maturing in October 2010 and bearing interest at the rate of 4.19% at closing, to finance its expansion into a new office facility. Legg Mason is a guarantor on this loan agreement. See Note 6 of Notes to Consolidated Financial Statements for more information on long-term debt.

In addition, on June 30, 2004, Legg Mason borrowed $21.1 million, on an overnight basis, to facilitate customer transaction settlements in our securities brokerage business.

At June 30, 2004, Legg Mason's total assets and stockholders' equity were $7.5 billion and $1.6 billion, respectively. During the three months ended June 30, 2004, cash and cash equivalents decreased $50.0 million. Cash flows from operating activities used $95.9 million, primarily attributable to the payment of accrued compensation costs and an increase in net customer receivables, offset in part by net earnings adjusted for depreciation and amortization. Cash flows from investing activities used $19.1 million, primarily attributable to payments for equipment and leasehold improvements. Financing activities provided $65.6 million as a result of the consolidation of a VIE and the debt incurred on the office expansion described previously and the increase in short-term borrowings.

During the quarter ended June 30, 2004, we paid cash dividends of $10.3 million ($0.15 per share). We repurchased 126,600 shares of common stock for $11.2 million during the quarter ended June 30, 2004. On July 20, 2004, the Board of Directors approved a 3-for-2 stock split and a 50% increase in the quarterly dividend to $0.225 per share before the stock split and $0.15 per share after the stock split effective September 24, 2004.

Our broker-dealer subsidiaries are subject to the requirements of the Securities and Exchange Commission's Uniform Net Capital Rule, which is designed to measure the general financial soundness and liquidity of broker-dealers. As of June 30, 2004, the broker-dealer subsidiaries had aggregate net capital of $426.8 million, which exceeded minimum net capital requirements by $400.9 million. The amount of the broker-dealers' net assets that may be distributed is subject to restrictions under applicable net capital rules.

Contractual Obligations and Contingent Payments
Legg Mason has contractual obligations to make future payments in connection with our short and long-term debt and non-cancelable lease agreements. In addition, we may be required to make contingent payments under business purchase agreements if certain future events occur.

The following table sets forth these contractual and contingent obligations by fiscal year:

	Remaining
(In millions)	2005	2006	2007	2008	2009	Thereafter	Total

Contractual Obligations:
Short-term borrowings by contract maturity	$ 21.1	$ --	$ --	$ --	$ --	$ --	$ 21.1
Long-term borrowings by contract maturity(a)(b)	0.1	382.0	3.6	3.8	429.0	37.0	855.5
Coupon interest on long-term borrowings(b)	37.2	34.5	31.1	30.9	16.4	23.8	173.9
Minimum rental commitments	51.3	58.1	50.4	45.9	40.5	79.3	325.5

Total Contractual Obligations	$ 109.7	$ 474.6	$ 85.1	$ 80.6	$ 485.9	$ 140.1	$ 1,376.0

Contingent Obligations:
Contingent payments related to
business acquisitions(c)	502.8	2.1	300.0	--	--	--	804.9

Total Contractual and
Contingent Obligations(d)	$ 612.5	$ 476.7	$ 385.1	$ 80.6	$ 485.9	$ 140.1	$ 2,180.9

a) Included in the payments in 2006 is $278.9, reflecting amounts that may be due to holders of the zero coupon convertible senior notes, which represents the accreted value on the next possible date that the holders may require us to purchase the notes. Legg Mason has the option to pay the purchase price in cash or common stock or a combination of both.

b) Includes obligations of a VIE which is described in Note 2 of Notes to Consolidated Financial Statements.

c) The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of business purchase agreements.

d) The table above does not include approximately $13.9 in capital commitments to investment partnerships in which Legg Mason is a limited partner. These obligations will be funded, as required, through the end of the commitment periods that range from fiscal 2005 to 2011. These capital commitments also include $0.4 of commitments to lend employees funds to invest in one of these partnerships.

Critical Accounting Policies
Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding the reported results of operations and the financial position of Legg Mason. Certain critical accounting policies require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements. Due to their nature, estimates involve judgment based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on our consolidated financial statements. During the quarter ended June 30, 2004, there were no material changes to the matters discussed under the heading "Critical Accounting Policies" in Part II, Item 7 of Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

Forward-Looking Statements
Legg Mason has made in this report, and from time to time may otherwise make in its public filings, press releases and statements by Company management, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning Legg Mason's operations, economic performance and financial condition. The words or phrases "can be", "may be", "expects", "may affect", "may depend", "believes", "estimate", "project" and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and Legg Mason cautions readers that any forward-looking information provided by or on behalf of Legg Mason is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond Legg Mason's control, including those discussed elsewhere herein, in Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2004 under the heading "Business-Factors Affecting the Company and the Financial Services Industry," and in Legg Mason's other public filings, press releases and statements by Company management. Due to such risks, uncertainties and other factors, Legg Mason cautions each person receiving such forward-looking information not to place undue reliance on such statements. All such forward-looking statements are current only as of the date on which such statements were made. Legg Mason does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

During the quarter ended June 30, 2004, there were no material changes to the information contained in Part II, Item 7A of Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

Item 4.     Controls and Procedures

As of June 30, 2004, Legg Mason's management, including the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Principal Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and the Principal Financial Officer, of material information about Legg Mason required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There have been no changes in Legg Mason's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds

The following table sets out information regarding our purchases of Legg Mason Common Stock during the quarter ended June 30, 2004:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs(2)

April 1, 2004 Through April 30, 2004	2,052	$ 95.87	--	1,189,000
May 1, 2004 Through May 31, 2004	55,666	86.43	38,500	1,150,500
June 1, 2004 Through June 30, 2004	94,652	89.50	88,100	1,062,400

June Quarter Total	152,370	$ 88.52	126,600	1,062,400

(1) Includes an aggregate of (i) 126,600 shares acquired in open-market purchases under the share repurchase authority discussed in the following footnote and (ii) 25,770 shares acquired through the surrender of shares by option holders to pay the exercise price of stock options.
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

                        10.1    Amendment No. 1 to Legg Mason Wood Walker, Incorporated
                                   Financial Advisor Retention Plan*

                        10.2    Amendment No. 1 to Legg Mason Wood Walker, Incorporated
                                   Private Client Group Deferred Compensation Plan*

                        10.3    Amendment No. 1 to Legg Mason Wood Walker, Incorporated
                                   Producing Branch Manager Retention Plan*

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

            (b)      No reports on Form 8-K were filed during the quarter ended June 30, 2004.
                      However a report on Form 8-K, reporting under Item 12, was furnished to the
                      Securities and Exchange Commission on May 5, 2004. That report contained consolidated statements of earnings for the quarters and fiscal years ended
                      March 31, 2004 and 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGG MASON, INC
(Registrant)

DATE: August 6, 2004	/s/Raymond A. Mason
Raymond A. Mason
Chairman, President and
Chief Executive Officer

DATE: August 6, 2004	/s/Charles J. Daley, Jr.
Charles J. Daley, Jr.
Senior Vice President,
Treasurer and Principal
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

                      10.1      Amendment No. 1 to Legg Mason Wood Walker, Incorporated
                                   Financial Advisor Retention Plan*

                      10.2      Amendment No. 1 to Legg Mason Wood Walker, Incorporated
                                   Private Client Group Deferred Compensation Plan*

                      10.3      Amendment No. 1 to Legg Mason Wood Walker, Incorporated
                                   Producing Branch Manager Retention Plan*

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

                      32.2       Certification of Principal Financial Officer pursuant to 18
                                    U.S.C. Section 1350, as adopted pursuant to Section 906
                                    of the Sarbanes-Oxley Act of 2002

                       * These exhibits are management contracts or compensatory plans or arrangements.