Form 10-Q
period 2004-09-30
LEGG MASON INC
filed 2004-11-05
CIK 704051

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark one)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

100,765,945 shares of common stock and 2,856,801 exchangeable shares as of the close of business on October 28, 2004. The exchangeable shares, which were issued by Legg Mason Canada Holdings in connection with the acquisition of Legg Mason Canada Inc., are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting and other rights equivalent to common stock.

PART I.    FINANCIAL INFORMATION
Item 1.      Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three months		Six months
	ended September 30,		ended September 30,
	2004	2003	2004	2003

Revenues
Investment advisory and related fees	$ 393,900	$ 281,812	$ 762,696	$ 523,637
Commissions	82,549	83,719	168,834	168,025
Principal transactions	40,356	41,407	82,405	84,353
Investment banking	31,141	39,220	57,658	70,687
Interest	25,436	20,027	47,243	41,861
Other	12,134	6,536	21,607	18,055

Total revenues	585,516	472,721	1,140,443	906,618
Interest expense	17,551	14,992	33,541	31,547

Net revenues	567,965	457,729	1,106,902	875,071

Non-Interest Expenses
Compensation and benefits	313,474	259,036	613,684	500,745
Communications and technology	26,238	21,923	51,162	44,567
Occupancy	17,514	16,402	34,701	32,490
Distribution and service fees	18,182	10,307	34,216	18,042
Amortization of intangible assets	5,464	5,296	10,903	10,858
Litigation award charge	-	17,500	-	17,500
Other	38,413	30,631	74,855	58,911

Total non-interest expenses	419,285	361,095	819,521	683,113

Earnings from Continuing Operations
before Income Tax Provision	148,680	96,634	287,381	191,958
Income tax provision	57,018	37,260	109,305	74,108

Net Earnings from Continuing Operations	91,662	59,374	178,076	117,850
Discontinued operations, net of income taxes	-	785	-	675
Gain on sale of discontinued operations,
net of income taxes	-	6,481	-	6,481

Net Earnings	$ 91,662	$ 66,640	$ 178,076	$ 125,006

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(continued)
(In thousands, except per share amounts)
(Unaudited)

	Three months		Six months
	ended September 30,		ended September 30,
	2004	2003	2004	2003

Earnings per Common Share
Basic:
Continuing operations	$ 0.90	$ 0.60	$ 1.75	$ 1.18
Discontinued operations	-	0.01	-	0.01
Gain on sale of discontinued operations	-	0.06	-	0.06

	$ 0.90	$ 0.67	$ 1.75	$ 1.25

Diluted:
Continuing operations	$ 0.81	$ 0.55	$ 1.57	$ 1.11
Discontinued operations	-	0.01	-	0.01
Gain on sale of discontinued operations	-	0.06	-	0.06

	$ 0.81	$ 0.62	$ 1.57	$ 1.18

Weighted Average Number of Common Shares
Outstanding:
Basic	101,932	100,121	101,754	99,692
Diluted	114,742	107,376	115,181	106,370

Dividends Declared per Common Share	$ 0.15	$ 0.10	$ 0.25	$ 0.17

Book Value per Common Share, at end of period			$ 16.69	$ 13.68

See notes to consolidated financial statements.

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

	September 30, 2004
	(Unaudited)	March 31, 2004

Assets
Cash and cash equivalents	$ 589,641	$ 868,060
Cash and securities segregated for regulatory purposes or
deposited with clearing organizations	2,238,554	2,876,413
Receivables:
Customers	1,196,413	1,104,830
Investment advisory and related fees	224,860	202,845
Brokers and dealers	86,035	70,067
Others	72,028	79,941
Securities borrowed	476,024	568,399
Trading assets, at fair value	359,706	264,095
Investment securities, at fair value	66,575	38,275
Equipment and leasehold improvements, net	108,213	91,753
Intangible assets, net	433,391	444,434
Goodwill	969,650	466,207
Other	206,881	187,662

Total Assets	$ 7,027,971	$ 7,262,981

Liabilities and Stockholders' Equity
Liabilities
Payables:
Customers	$ 3,129,050	$ 3,576,059
Brokers and dealers	24,170	81,044
Securities loaned	362,143	487,717
Trading liabilities, at fair value	200,516	119,088
Accrued compensation	298,228	355,268
Accrued purchase consideration	100,000	-
Other	335,931	289,957
Long-term debt	849,611	794,238

Total Liabilities	5,299,649	5,703,371

Commitments and Contingencies (Note 7)
Stockholders' Equity
Common stock	10,067	6,655
Shares exchangeable into common stock	7,194	7,351
Additional paid-in capital	403,325	391,597
Deferred compensation and officer note receivable	(28,992)	(30,224)
Employee stock trust	(123,775)	(117,331)
Deferred compensation employee stock trust	123,775	117,331
Retained earnings	1,325,482	1,173,282
Accumulated other comprehensive income, net	11,246	10,949

Total Stockholders' Equity	1,728,322	1,559,610

Total Liabilities and Stockholders' Equity	$ 7,027,971	$ 7,262,981

See notes to consolidated financial statements.

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2004	2003	2004	2003

Net Earnings	$ 91,662	$ 66,640	$ 178,076	$ 125,006
Other comprehensive income (loss):
Foreign currency translation adjustment	2,229	427	319	5,460

Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during the period	41	(100)	(77)	(195)
Reclassification adjustment for (gains) losses included
in net income	(1)	(6)	20	(88)

Net unrealized gains (losses) on investment securities	40	(106)	(57)	(283)

Unrealized gains on cash flow hedges:
Unrealized holding gains arising during the period	-	743	-	743
Reclassification adjustment for losses realized
in net income	-	1,672	-	1,672

Net unrealized gains	-	2,415	-	2,415

Deferred income taxes	(12)	(877)	35	(809)

Total other comprehensive income	2,257	1,859	297	6,783

Comprehensive Income	$ 93,919	$ 68,499	$ 178,373	$ 131,789

See notes to consolidated financial statements.

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended
	September 30,
	2004	2003

Cash Flows from Operating Activities
Net earnings	$ 178,076	$ 125,006
Non-cash items included in earnings:
Depreciation and amortization	26,595	25,579
Accretion and amortization of securities discounts and premiums, net	4,076	3,743
Originated mortgage servicing rights	-	(919)
Deferred compensation	9,808	8,020
Unrealized gains on firm investments	(249)	(318)
Other	229	1,540
Deferred income taxes	24,173	(5,020)
Gain on sale of discontinued operations	-	(10,861)
Sales (purchases) of trading investments, net	(28,789)	5,212
Decrease (increase) in assets:
Cash and securities segregated for regulatory purposes
or deposited with clearing organizations	637,859	(152,610)
Receivables from customers	(91,583)	(108,591)
Receivables for investment advisory and related fees	(21,861)	(34,485)
Receivables from brokers and dealers and other	(8,440)	(42,363)
Securities borrowed	92,375	(133,606)
Trading assets	(95,611)	(251,184)
Other	(7,749)	(2,937)
Increase (decrease) in liabilities:
Payables to customers	(447,009)	142,608
Payables to brokers and dealers	(56,874)	(584)
Securities loaned	(125,574)	59,252
Trading liabilities	81,428	70,350
Accrued compensation	(57,110)	(16,324)
Other	17,108	68,026

Cash Provided by (Used for) Operating Activities	130,878	(250,466)

Cash Flows from Investing Activities
Payments for:
Equipment and leasehold improvements	(32,294)	(13,787)
Contractual acquisition earnouts	(403,951)	(2,701)
Proceeds from sale of assets	-	63,530
Net decrease in securities purchased under agreements to resell	-	35,000
Purchases of investment securities	(4,985)	(9,332)
Proceeds from sales and maturities of investment securities	5,611	10,045

Cash Provided by (Used for) Investing Activities	(435,619)	82,755

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(Dollars in thousands)
(Unaudited)

	Six months ended
	September 30,
	2004	2003

Cash Flows from Financing Activities
Net decrease in short-term borrowings	-	(29,478)
Net proceeds from issuance of long-term debt	51,583	-
Repayment of principal on long-term debt	(28)	-
Issuance of common stock	31,808	41,117
Repurchase of common stock	(37,123)	(21,730)
Dividends paid	(20,615)	(14,797)

Cash Provided by (Used for) Financing Activities	25,625	(24,888)

Effect of Exchange Rate Changes on Cash	697	1,362
Net Decrease in Cash and Cash Equivalents	(278,419)	(191,237)
Cash and Cash Equivalents at Beginning of Period	868,060	690,752

Cash and Cash Equivalents at End of Period	$ 589,641	$ 499,515

SUPPLEMENTARY DISCLOSURE:

Non-cash activity:

During the quarter ended June 30, 2004, a contingent acquisition payment of $100,000 to the prior owners of Royce was accrued. At September 30, 2004, the $100,000 was recorded as additional goodwill and accrued purchase consideration. The $100,000 Royce payment was paid from available cash during October 2004.

In connection with the sale of the mortgage banking and servicing business of Legg Mason Real Estate Services, Legg Mason received a $6,900 non-interest bearing note due September 30, 2007, with a net present value of $5,100.

See notes to consolidated financial statements.

LEGG MASON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
September 30, 2004
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

          Terms such as "we," "us," "our," and "company" refer to Legg Mason.

2. Significant Accounting Policies

Special Purpose Entities

          In the normal course of our business activities, we are the general partner, and in some cases a limited partner, in investment partnerships and are the investment manager and/or managing member in limited liability companies and off-shore investment vehicles. These entities are primarily vehicles to facilitate investments by our customers in many types of investment strategies including real estate, equity and fixed income portfolios. Our exposure to risk in these entities is generally limited to any equity investment we have made and any earned but uncollected management fees. Uncollected fees from these entities were not material at September 30, 2004.

          The following table is a recap of the Variable Interest Entities ("VIEs") in which we believe we have a variable interest but are not the primary beneficiary and therefore these VIEs are not subject to consolidation by us:

			Legg Mason's	Legg Mason's
	Number of		Equity Investment at	Remaining Capital
Entity Type	Entities	Total Assets*	September 30, 2004*	Commitments*

Trusts	41	$ 4,649	$ -	$ -
Collateralized Debt Obligations	7	4,044	-	-
Offshore Investment Vehicles(1)	3	1,152	-	-
Limited Partnerships/REITS	10	597	20	10
Limited Liability Companies(2)	2	25	-	-

TOTAL	63	$ 10,467	$ 20	$ 10

*in millions

(1)  Includes one money market fund with assets of $1.1 billion in which we believe we have less than a 1% variable interest.
(2) Excludes four limited liability companies in which one of our asset management subsidiaries has approximately $37 million invested by its long-term incentive plan. We do not have a direct variable interest since we do not earn any fees on these assets.

          During the six months ended September 30, 2004, we provided a $1,200 subordinated loan to an unaffiliated entity, which became the sole equity investor in a VIE. The VIE simultaneously issued $31,583 of debt instruments to third-party investors. As a result of our loan to the sole equity investor in the VIE, we consider ourselves the primary beneficiary of the VIE. Accordingly, we are required to consolidate this entity as of, and for the six months ended, September 30, 2004. In October 2004, the subordinated loan was repaid and, as a result, we will no longer be required to consolidate this VIE.

          Our Statement of Financial Condition at September 30, 2004 includes $47,258 of assets attributable to consolidated VIEs, of which $25,483 is in cash and cash equivalents, $10,362 is in equipment and leasehold improvements, $8,836 is in trading assets, and $47,258 of liabilities attributable to consolidated VIEs, of which $31,555 is in long-term debt, $9,180 is minority interest included in other liabilities, and $5,348 is in trading liabilities. Our assets, exclusive of the assets of consolidated VIEs, are not subject to the claims of the creditors of these consolidated VIEs and likewise the assets of the consolidated VIEs are not available to our creditors.

Stock Based Compensation

          During fiscal 2004, we adopted the fair value method of accounting for stock-based compensation on a prospective basis for all stock options granted and stock purchase plan transactions after April 1, 2003, using the Black-Scholes option pricing model. Under the prospective method allowed under Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," compensation expense was recognized based on the fair value of stock options granted after April 1, 2003 over the applicable vesting period. No compensation expense was recognized for stock options granted prior to April 1, 2003. Therefore, the expense related to stock-based employee compensation included in the determination of net income for September 30, 2004 is less than that which would have been included if the fair value method had been applied to all awards.

          The following table reflects pro forma results as if compensation expense associated with all option grants (regardless of grant date) and the stock purchase plan were recognized over the vesting period:

	Three months ended		Six months ended
	September 30,		September 30,
	2004	2003	2004	2003

Net earnings, as reported	$ 91,662	$ 66,640	$ 178,076	$ 125,006
Add: stock-based compensation included
in reported net earnings, net of taxes	1,861	2,146	2,800	2,422
Less: stock-based compensation determined
under fair value based method, net of taxes	(5,375)	(6,290)	(10,471)	(11,982)

Pro forma net earnings	$ 88,148	$ 62,496	$ 170,405	$ 115,446

Earnings per share:
As reported:
Basic	$ 0.90	$ 0.67	$ 1.75	$ 1.25
Diluted	0.81	0.62	1.57	1.18
Pro forma:
Basic	$ 0.86	$ 0.62	$ 1.67	$ 1.16
Diluted	0.78	0.58	1.50	1.09

             The weighted average fair value of option grants of $22.55 and $19.79 per share for the six months ended September 30, 2004 and 2003, respectively, included in the pro forma net income shown above is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six months ended
		September 30,
	2004		2003

Expected dividend yield	0.79%		0.82%
Risk-free interest rate	4.04%		3.43%
Expected volatility	41.01%		41.40%
Expected lives (in years)	6.14		6.52

Restricted Cash

             Included in cash and cash equivalents at September 30, 2004 is $40,452, which is restricted as to its use by Legg Mason. As discussed previously under Special Purpose Entities, we were required to consolidate a VIE, which had $19,931 of cash in escrow at September 30, 2004, to finance the construction of an office building. We also funded an escrow account in connection with our appeal of a civil copyright lawsuit. At September 30, 2004, the balance of the escrow account was $20,521. These cash balances are considered restricted and are not available to Legg Mason for general corporate use.

Recent Accounting Developments

             The Financial Accounting Standards Board ("FASB") has issued the following pronouncements since March 31, 2004.

             The Emerging Issues Task Force ("EITF") affirmed its previous consensus regarding Issue 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share." The guidance in this Issue requires contingently convertible instruments to be included retroactively in diluted earnings per share computations (if dilutive) from the date of issuance of the instruments. The effective date of this EITF is expected to be for reporting periods ending after December 15, 2004. For both the quarter and six months ended September 30, 2003, the inclusion of these convertible senior notes in the diluted earnings per share computation would have resulted in a reduction in diluted earnings per share of $0.03 and $0.05 per share, respectively.

             The EITF reached a consensus on Issue 04-10, "Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds." This EITF requires individual operating segments that do not meet the quantitative thresholds set forth in SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, for separate reporting may be aggregated only if the segments meet certain requirements. These requirements are applicable for fiscal years ending after October 13, 2004. The adoption of EITF 04-10 will not impact Legg Mason's identified segments.

             The EITF reached a consensus on Issue 02-14, "Whether the Equity Method of Accounting Applies When an Investor Does Not Have an Investment in Voting Stock of an Investee but Exercises Significant Influence through Other Means." The consensus reached indicates that in situations where an investor has the ability to exercise significant influence over the investee, an investor should apply the equity method of accounting only when it has either common stock or "in-substance" common stock of a corporation. EITF 02-14 is effective for reporting periods beginning after September 15, 2004. The adoption of EITF 02-14 will not materially impact our Consolidated Financial Statements.

             The EITF issued EITF 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128." EITF 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and requires retroactive adjustment of prior period earnings per share to ensure comparability. The adoption of EITF 03-6 did not impact Legg Mason's basic or diluted earnings per share.

             The EITF reached a consensus on Issue 03-16, "Accounting for Investments in Limited Liability Companies." This EITF requires that an investment in a Limited Liability Company ("LLC") that maintains a "specific ownership account" for each investor - similar to a partnership capital account structure - should be viewed as similar to an investment in a limited partnership for purposes of determining whether a non-controlling investment in an LLC should be accounted for using the cost method or the equity method. These requirements are applicable for reporting periods beginning after June 15, 2004. The adoption of EITF 03-16 did not materially impact Legg Mason's Consolidated Financial Statements.

3. Trading Assets, at Fair Value

             At September 30, 2004, Legg Mason had pledged securities owned of $1,314 as collateral to counterparties for securities loaned transactions, which can be sold or repledged by the counterparties.

4. Intangible Assets and Goodwill

             The following table reflects the components of intangible assets as of:

	September 30, 2004	March 31, 2004

Amortizable Asset Management Contracts:
Cost	$ 352,095	$ 352,037
Accumulated Amortization	(78,554)	(67,537)

Net	$ 273,541	$ 284,500

Indefinite-Life Intangible Assets:
Fund management contracts	$ 105,150	$ 105,234
Trade name	54,700	54,700

Total	$ 159,850	$ 159,934

Total Intangible Assets, net	$ 433,391	$ 444,434

             Estimated amortization expense for each of the next five fiscal years is as follows:

Fiscal year ended March 31:	Amount

Remaining 2005	10,902
2006	21,655
2007	21,311
2008	19,668
2009	19,155
2010	18,827

          During the quarter ended June 30, 2004, we determined that, as a result of both Private Capital Management, L.P. ("PCM") and Royce & Associates, LLC ("Royce") meeting certain revenue levels as specified in the acquisition agreements, a contingent acquisition payment of $400,000 was due to the prior owners of PCM and a contingent acquisition payment of $100,000 was due to the prior owners of Royce. During the quarter ended September 30, 2004, payments totaling $400,000 were made from available cash to the prior owners of PCM. The $100,000 Royce payment, which at September 30, 2004 was recorded as accrued purchase consideration, was paid from available cash during October 2004.

          The carrying value of goodwill of $969,650 at September 30, 2004 is primarily attributable to the Asset Management reporting segment. The increase in the carrying value of goodwill since March 31, 2004 primarily reflects $500,000 for additional purchase consideration described above, which is deductible for tax purposes, and $2,500 related to a contingent acquisition payment for the business of Rothschild Asset Management (Singapore) Limited.

5. Common Stock Split

          On July 20, 2004 the Company declared a three-for-two stock split, paid as a dividend on September 24, 2004 to stockholders of record on September 8, 2004. Accordingly, all share and per share information has been retroactively restated to reflect the stock split, except for the number of shares presented in "Item 4, Submission of Matters to a Vote of Security Holders" and the common stock and additional paid-in capital presented in the Consolidated Statement of Financial Condition.

6. Long-Term Debt

          In April 2004, a subsidiary of Legg Mason entered into a $20,000 term loan agreement with a commercial bank to finance tenant improvements on real property at the subsidiary's new headquarters. The loan bears interest at 4.19% and is collateralized by the property and equipment of the subsidiary, with a maturity date of October 2010. The subsidiary is required to maintain a compensating balance over the life of the loan beginning with $5,000 at the funding date and decreasing to zero at a predetermined rate. This compensating balance is not legally restricted; however, failure to maintain the appropriate balance will result in additional bank charges and possible acceleration of the maturity if such charges are not paid. The loan also provides for restrictive covenants at the subsidiary relating to the maintenance of specified financial performance ratios such as tangible net worth and debt service coverage. At September 30, 2004, we were in compliance with all covenants related to this and all facilities.

          During the quarter ended June 30, 2004, we entered into a transaction with a VIE that issued $31,583 in long-term debt to finance the construction of a building. The debt bears interest at 5.6% and matures in March 2030. See Note 2 for a further discussion of this VIE.

          As of September 30, 2004, the aggregate maturities of long-term debt (current accreted value of $849,611), based on the contractual terms, are as follows:

Remaining 2005	$ 35
2006	103,145
2007	3,603
2008	3,801
2009	429,010
Thereafter	603,960

Total	$ 1,143,554

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

          As of September 30, 2004, the minimum annual aggregate rentals are as follows:

Remaining 2005	$ 34,847
2006	60,950
2007	53,711
2008	49,108
2009	43,095
Thereafter	86,178

Total	$ 327,889

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

          Starting in September 2003, Legg Mason has responded to inquiries from the Securities and Exchange Commission (the "SEC") relating to its industry-wide mutual fund probes. Legg Mason Wood Walker ("LMWW") has been cooperating with two separate investigations undertaken by the SEC staff (the "Staff") that arose out of those inquiries. One investigation is ongoing, and Legg Mason is not currently able to predict the outcome of that investigation, or to predict what effect, if any, that investigation will have on Legg Mason's business or results of operations. With respect to the Staff's other investigation, LMWW recently commenced negotiations with the Staff to resolve all aspects of that investigation and recorded a $1.2 million charge in the September quarter. While no settlement with the SEC has been reached and no assurance can be given that this matter will be settled consistent with the amount reserved, Legg Mason does not expect that a settlement of that investigation will be material to Legg Mason's business or results of operations.

8. Earnings Per Share

          Basic earnings per share ("EPS") is calculated by dividing net earnings by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of potential common shares.

          Beginning in the quarter ended December 31, 2003, our zero-coupon contingent convertible senior notes have been included in the calculation of diluted earnings per share because the senior notes became convertible during that quarter. As a result, diluted earnings per share for the quarter and the six months ended September 30, 2004 includes 6.6 million shares issuable upon conversion of the senior notes.

             The following tables present the computations of basic and diluted EPS:

	Three months ended September 30,
	2004		2003
	Basic	Diluted	Basic	Diluted

Weighted average common shares outstanding	101,932	101,932	100,121	100,121
Potential common shares:
Employee stock options	-	5,303	-	6,201
Shares related to deferred compensation	-	949	-	1,054
Shares issuable upon conversion of debentures	-	6,558	-	-

Weighted average common and common equivalent shares outstanding	101,932	114,742	100,121	107,376

Net Earnings from Continuing Operations	$ 91,662	$ 91,662	$ 59,374	$ 59,374
Discontinued operations, net of taxes	-	-	785	785
Gain on sale of discontinued operations, net of taxes	-	-	6,481	6,481

Net Earnings	$ 91,662	$ 91,662	$ 66,640	$ 66,640

Interest expense on convertible senior notes,
net of tax	-	1,157	-	-

Net earnings applicable to common stock	$ 91,662	$ 92,819	$ 66,640	$ 66,640

Earnings per common share:
Continuing operations	$ 0.90	$ 0.81	$ 0.60	$ 0.55
Discontinued operations	-	-	0.01	0.01
Gain on sale of discontinued operations	-	-	0.06	0.06

	$ 0.90	$ 0.81	$ 0.67	$ 0.62

	Six months ended September 30,
	2004		2003
	Basic	Diluted	Basic	Diluted

Weighted average common shares outstanding	101,754	101,754	99,692	99,692
Potential common shares:
Employee stock options	-	5,891	-	5,683
Shares related to deferred compensation	-	978	-	995
Shares issuable upon conversion of debentures	-	6,558	-	-

Weighted average common and common equivalent shares outstanding	101,754	115,181	99,692	106,370

Net Earnings from Continuing Operations	$ 178,076	$ 178,076	$ 117,850	$ 117,850
Discontinued operations, net of taxes	-	-	675	675
Gain on sale of discontinued operations, net of taxes	-	-	6,481	6,481

Net Earnings	$ 178,076	$ 178,076	$ 125,006	$ 125,006

Interest expense on convertible senior notes,
net of tax	-	2,302	-	-

Net earnings applicable to common stock	$ 178,076	$ 180,378	$ 125,006	$ 125,006

Earnings per common share:
Continuing operations	$ 1.75	$ 1.57	$ 1.18	$ 1.11
Discontinued operations	-	-	0.01	0.01
Gain on sale of discontinued operations	-	-	0.06	0.06

	$ 1.75	$ 1.57	$ 1.25	$ 1.18

9. Net Capital Requirements

          Our broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. The rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of September 30, 2004, the broker-dealer subsidiaries had aggregate net capital, as defined, of $444,060, which exceeded required net capital by $418,324. During October 2004, Legg Mason Wood Walker, Incorporated, our primary broker-dealer subsidiary, paid a $100,000 dividend from its available cash to its parent company, Legg Mason, Inc. The payment will reduce the aggregate net capital and the excess net capital of the broker-dealer subsidiaries described above.

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

          Capital Markets consists of our equity and fixed income institutional sales and trading and corporate and public finance investment banking. The primary sources of revenue for equity and fixed income institutional sales and trading include commissions and principal credits on transactions in both corporate and municipal products. We maintain proprietary fixed income and equity securities inventory primarily to facilitate customer transactions and recognize trading profits and losses from proprietary trading activities. Investment banking revenues include underwriting fees and advisory fees from private placements and mergers and acquisitions. Sales credits associated with underwritten offerings are reported in Capital Markets when sold through institutional distribution channels. The results of this business segment also include realized and unrealized gains and losses on investments acquired in connection with merchant and investment banking activities.

          In September 2003, we sold the mortgage banking and servicing operation of Legg Mason Real Estate Services, Inc. ("LMRES"), which had been previously reported in a fourth segment: Other. Other also included certain unallocated corporate revenues and expenses. Consolidated results have been restated to reflect the historical results of the sold business as discontinued operations and the remaining operations of LMRES in Capital Markets. The corporate revenues and expenses that are not allocated to the business segments are now reported separately as Corporate. Corporate net revenues for the six months ended September 30, 2004 includes the elimination of $2,000 of revenues as a result of a consolidation of a VIE. The Corporate loss from continuing operations for the quarter and six months ended September 30, 2003 includes the litigation award charge of $17,500.

          Business segment financial results are as follows:

	Three months ended		Six months ended
	September 30,		September 30,

	2004	2003	2004	2003

Net revenues:
Asset Management	$ 322,375	$ 221,340	$ 617,278	$ 410,202
Private Client	173,397	164,973	348,524	323,717
Capital Markets	71,663	72,748	142,875	142,488
Corporate	530	(1,332)	(1,775)	(1,336)

Total	$ 567,965	$ 457,729	$1,106,902	$ 875,071

Earnings (loss) from continuing operations
before income tax provision:
Asset Management	$ 106,064	$ 70,516	$ 206,556	$ 125,321
Private Client	29,997	32,232	60,416	60,383
Capital Markets	12,432	12,720	22,724	25,304
Corporate	187	(18,834)	(2,315)	(19,050)

Total	$ 148,680	$ 96,634	$ 287,381	$ 191,958

          We do not analyze asset information in all business segments.

          We principally operate in the United States of America, the United Kingdom and Canada. Revenues and expenses for geographic purposes are generally allocated based on the location of the office providing the service.

          Results by geographic region are as follows:

	Three months ended		Six months ended
	September 30,		September 30,

	2004	2003	2004	2003

Net revenues:
United States	$ 529,846	$ 432,815	$1,033,049	$ 828,014
United Kingdom	27,460	15,489	53,004	28,246
Canada	6,003	6,627	11,932	13,264
Other	4,656	2,798	8,917	5,547

Total	$ 567,965	$ 457,729	$1,106,902	$ 875,071

Earnings (loss) from continuing operations
before income tax provision:
United States	$ 141,791	$ 94,161	$ 272,881	$ 185,599
United Kingdom	6,827	1,907	13,989	2,964
Canada	231	315	931	2,140
Other	(169)	251	(420)	1,255

Total	$ 148,680	$ 96,634	$ 287,381	$ 191,958

11. Discontinued Operations

          On September 30, 2003, Legg Mason sold certain assets and liabilities comprising the commercial mortgage banking and mortgage servicing operations of its wholly owned subsidiary, LMRES. LMRES will continue to operate its real estate investment group, which is now included in the Capital Markets segment. Legg Mason recorded a gain, net of transaction costs, of $10,861 ($6,481, net of income tax). This gain is reflected as Gain on Sale of Discontinued Operations on the Consolidated Statement of Earnings for the quarter ended September 30, 2003. The sale of certain assets of LMRES was a result of Legg Mason's long term strategic objective to focus on Legg Mason's core businesses. Results of prior periods have been restated to reflect the results of the sold business as discontinued operations. The net assets, pre-tax earnings and cash flows from the operations of LMRES that were sold were not material to Legg Mason's consolidated operations.

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

Terms such as "we," "us," "our," and "company" refer to Legg Mason.

Business Environment
The equity markets continued to face uncertainty as oil prices surged to record highs, the presidential election loomed, and the federal funds rate was raised by 0.25% on August 10, 2004 and September 21, 2004, for a total increase of 0.50% during the quarter. The Dow Jones Industrial Average, the Nasdaq Composite Index and the S&P 500 were down 3%, 7% and 2%, respectively, for the quarter ended September 30, 2004, and were down 3%, 5% and 1%, respectively, for the six months ended September 30, 2004. Activity in the fixed income markets has slowed dramatically from the pace of recent years. Many retail and institutional investors have reduced their trading activity due to political and economic considerations, as well as an uncertain outlook on the direction of interest rates. Financial institutions continued to experience an increase in loan demand from their customers, thereby reducing their fixed income trading activity.

Results of Operations
Despite the generally unfavorable market conditions, Legg Mason reported record net revenues, diluted earnings per share and assets under management for the quarter ended September 30, 2004. Compared to the quarter ended September 30, 2003, net revenues increased 24% to $568.0 million, primarily due to increased fees from a higher level of assets under management. Net earnings increased 38% to $91.7 million and diluted earnings per share were $0.81, an increase of 31% from $0.62. The pre-tax profit margin increased to 26.2% from 21.1%, primarily due to the $17.5 million litigation award charge in the prior year and an increase in investment advisory related revenues in the Asset Management segment. Also included in the prior year earnings was a gain on the sale of discontinued operations of $6.5 million. Assets under management increased 31% to $311.0 billion.

All share and earnings per share numbers have been restated for the 3-for-2 stock split, effective September 24, 2004.

Compared to the prior year six month period, net revenues, net earnings and diluted earnings per share increased 27% to $1.11 billion, 43% to $178.1 million and 33% to $1.57 per share, respectively, for the six months ended September 30, 2004. The pre-tax profit margin increased to 26.0% from 21.9%, again primarily due to the $17.5 million litigation award charge in the prior year.

Compared to the quarter ended June 30, 2004, net revenues and net earnings increased 5% and 6%, respectively, and diluted earnings per share were up 7% from $0.76. Assets under management increased 5% from $295.7 billion.

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003

Net Revenues
Investment advisory and related fees, including distribution fees from company-sponsored mutual and offshore funds, increased 40% to $393.9 million, primarily as a result of combined investment advisory revenue growth of $76.4 million from Private Capital Management ("PCM"), Western Asset Management Company ("Western Asset"), Legg Mason Capital Management ("LMCM", which includes the combined operations of Legg Mason Funds Management and Legg Mason Capital Management) and Royce & Associates ("Royce") as a result of increased assets managed. Additionally, distribution fees from company-sponsored mutual and offshore funds increased $13.5 million and our fee-based brokerage revenue in our Private Client Group increased $6.5 million. Investment advisory and related fees represented 69.4% of consolidated net revenues, up from 61.6% in the prior year's quarter.

Securities brokerage revenues, including both commissions and principal transactions, declined 2% to $122.9 million. Commission revenues declined by 1%, as a decline in over-the-counter agency commissions more than offset increases in non-proprietary mutual fund and listed securities' commissions. Commissions represented 15% of the firm's consolidated net revenues in the current quarter, down from 18% a year ago. Principal transaction revenues were down 3%, as increases in over-the-counter and European markets and institutional fixed income transactions were more than offset by a decline in retail fixed income. Investment banking revenues were $31.1 million, down 21% from the prior year's quarter, primarily as a result of substantial decreases in retail selling concessions and corporate advisory fees. Other revenues increased 86% to $12.1 million, primarily due to realized losses on firm investments in the prior year's quarter and recognition of the second and final earnout proceeds from the sale of our bank brokerage network.

Net interest profit increased 57% to $7.9 million from $5.0 million, primarily as a result of higher average customer margin account balances and higher interest rates earned on those margin and firm balances (primarily funds segregated for regulatory purposes). The current quarter's net interest profit margin increased to 31% from 25% and net interest profit accounted for 5% of consolidated pre-tax profits, relatively unchanged from the prior year's quarter.

Non-Interest Expenses
Compensation and benefits increased 21% to $313.5 million, primarily as a result of increased revenue-share incentive expense on higher asset management revenues and increased fixed compensation costs as a result of an increased number of full time employees. Compensation as a percentage of net revenues decreased to 55.2% from 56.6% in the prior year's quarter, as a result of the impact of an increase in revenues from products with lower average compensation payouts and fixed compensation costs on an overall increase in revenues.

Communications and technology expenses increased 20% to $26.2 million, primarily as a result of higher technology equipment depreciation, quote service and consulting costs.

Occupancy costs increased 7% to $17.5 million, primarily due to Western Asset's relocation to a new office facility.

Distribution and service fees increased 76% to $18.2 million, primarily as a result of increased commissions to third-party distributors of our offshore and Royce funds.

Other expenses increased 25% to $38.4 million, primarily due to increases in the provision for litigation costs, audit and consulting fees and promotional costs.

The provision for income taxes increased 53% to $57.0 million, as a result of the increase in pre-tax earnings. The effective tax rate decreased to 38.3% from 38.6% in the prior year's quarter as a result of non-deductible foreign losses in the prior year period.

Results By Segment

Asset Management

	Three months ended September 30,
(in millions)	2004	2003

Net revenues	$ 322.4	$ 221.3
Non-interest expenses	216.3	150.8

Pre-tax earnings	$ 106.1	$ 70.5

Profit margin	32.9%	31.9%

The net revenues of our Asset Management business segment totaled $322.4 million, up 46% from $221.3 million in the year ago quarter, and pre-tax earnings increased 50% to $106.1 million, principally as a result of increased revenues from significantly higher levels of equity and fixed income assets under management. Investment advisory and related revenues, including performance fees, increased $98.8 million, with PCM, Western, LMCM and Royce, combined, accounting for 80% of the increase. Compensation as a percentage of net revenues was 47.1% in September 2004 and 47.6% in September 2003. The profit margin increased to 32.9% from 31.9% in the prior year as a result of higher revenues, a greater portion of which were generated at subsidiaries that retain a lower percentage of revenues under revenue sharing agreements, partially offset by an increase in the provision for litigation-related costs. Asset Management represented 57% of consolidated net revenues for the quarter ended September 30, 2004, an increase from 48% in the prior year's quarter, and 71% of pre-tax earnings versus 73% in the prior year quarter. The decline in the percentage of pre-tax earnings is due to the impact of the litigation award charge of $17.5 million in the prior year, which is reflected in the Corporate segment.

Total assets under management were $311.0 billion as of September 30, 2004, an increase of $74.1 billion or 31% from September 30, 2003. As of September 30, 2004, approximately $191.6 billion or 62% of assets under management were in fixed income related products and approximately $119.4 billion or 38% were in equity related products. As of September 30, 2003, approximately $151.8 billion or 64% of assets under management were in fixed income related products and approximately $85.1 billion or 36% were in equity related products.

Our assets under management mix by division (in billions) as of September 30 was as follows:

	2004	2003

Institutional	$ 203.9	$ 160.7
Mutual Funds	69.6	49.7
Wealth Management	37.5	26.5

Total	$ 311.0	$ 236.9

Our net revenues by division (in millions) for the three months ended September 30 were as follows:

	2004	2003

Institutional	$ 148.0	$ 103.8
Mutual Funds	103.9	71.8
Wealth Management	70.5	45.7

Total	$ 322.4	$ 221.3

Private Client

	Three months ended September 30,
(in millions)	2004	2003

Net revenues	$ 173.4	$ 165.0
Non-interest expenses	143.4	132.8

Pre-tax earnings	$ 30.0	$ 32.2

Profit margin	17.3%	19.5%

Private Client net revenues increased 5% to $173.4 million from $165.0 million in the prior year's quarter, as increases in distribution fees on company-sponsored mutual funds, fees earned from fee-based brokerage accounts and commissions on sales of non-affiliated mutual funds were partially offset by a decline in corporate selling concessions, commissions on listed and over-the-counter securities' transactions and fixed income proprietary transaction revenues. Compensation as a percentage of net revenues increased slightly to 57.0% in September 2004 from 56.5% in September 2003. Pre-tax earnings decreased 7% to $30.0 million, and the profit margin also declined to 17.3% from 19.5% in the prior year's quarter primarily as a result of increased overhead costs. Private Client represented 31% of consolidated net revenues in the quarter ended September 30, 2004, a decrease from 36% in the prior year's quarter due to the significant increase in Asset Management net revenues.

Net interest profit in Private Client increased 17% to $14.0 million, primarily due to higher average customer margin account balances and higher average interest rates earned on margin and firm investment balances (primarily funds segregated for regulatory purposes) partially offset by an increase in the interest rates credited on lower customer credit balances.

Capital Markets

	Three months ended September 30,
(in millions)	2004	2003

Net revenues	$ 71.7	$ 72.7
Non-interest expenses	59.3	60.0

Pre-tax earnings	$ 12.4	$ 12.7

Profit margin	17.3%	17.5%

Capital Markets net revenues decreased slightly to $71.7 million from $72.7 million in the prior year's quarter as lower corporate banking activity, primarily advisory and underwriting fees, was partially offset by increased institutional equity transaction volume and higher municipal banking revenues. Compensation as a percentage of net revenues was 56.5%, compared to 58.6% for the quarter ended September 30, 2003, primarily as a result of a decline in the provision for incentive costs and increased revenue in products with lower average compensation payouts. The profit margin remained relatively flat at 17.3% versus 17.5% in the prior year's period as increased expenses related to the restructuring of management contracts for certain international equity sales operations offset decreases in compensation costs. Capital Markets represented 13% of consolidated net revenues for the quarter ended September 30, 2004, a decrease from 16% in the year ago quarter, primarily due to the significant increase in net revenues in our Asset Management segment.

Corporate

	Three months ended September 30,
(in millions)	2004	2003

Net revenues (losses)	$ 0.5	$ (1.3)
Non-interest expenses	0.3	17.5

Pre-tax earnings (loss)	$ 0.2	$ (18.8)

Profit margin	n/m	n/m

n/m - not meaningful

In September 2003, we sold the mortgage banking and servicing operation of Legg Mason Real Estate Services, Inc. ("LMRES"), which had previously been reported in a fourth segment: Other. Other also included certain unallocated corporate revenues and expenses. Consolidated results have been restated to reflect the historical results of the sold business as discontinued operations and the remaining operations of LMRES in Capital Markets. The corporate revenues and expenses that are not allocated to the business segments are now reported separately as Corporate. The prior year's quarter includes a $17.5 million charge for a single litigation award.

Six Months Ended September 30, 2004 Compared to Six Months Ended September 30, 2003

Net Revenues
Investment advisory and related fees, including distribution fees from company-sponsored mutual and offshore funds, increased 46% to $762.7 million, primarily as a result of combined investment advisory revenue growth of $158.8 million from PCM, Royce, Western and LMCM. Additionally, distribution fees from company-sponsored mutual and offshore funds increased $31.2 million. Investment advisory and related fees represented 68.9% of consolidated net revenues in the six months ended September 30, 2004, up from 59.8% in the prior year's period.

Securities brokerage revenues, including both commissions and principal transactions declined to $251.2 million from $252.4 million, primarily as a result of transaction volume declines in over-the-counter equity and taxable municipal fixed income securities that were partially offset by increased non-proprietary mutual fund, listed equity and fixed income securities volume. Investment banking revenues decreased 18% to $57.7 million from $70.7 million, primarily as a result of a significant decline in retail equity selling concessions. Other revenues increased 20% to $21.6 million, primarily as a result of increased retirement account fees, revenue sharing payments from non-proprietary mutual funds and recognition of the second and final earnout proceeds from the sale of our bank brokerage network. In addition, the prior year's six-month period included $2.4 million of losses on several firm investments.

Net interest profit increased 33% to $13.7 million from $10.3 million, primarily as a result of higher average customer margin account balances and higher interest rates earned on those customer margin and firm balances (primarily funds segregated for regulatory purposes). The net interest profit margin increased to 29% from 25%, and net interest profit accounted for 5% of consolidated pre-tax profits, relatively unchanged from the prior year period.

Non-Interest Expenses
Compensation and benefits increased 23% to $613.7 million, as a result of increases in profitability-based incentive expense, primarily asset management related, and increases in both retail and institutional variable sales commissions and fixed compensation costs as a result of an increased number of full-time employees. However, compensation as a percentage of net revenues decreased to 55.4% from 57.2% in the prior year period, as a result of the impact of fixed compensation costs on increased revenues and a lower percentage of pre-tax profits accrued for corporate executive incentive compensation.

Communications and technology expense increased 15% to $51.2 million, primarily as a result of higher technology equipment depreciation, consulting and quote service costs.

Occupancy increased 7% to $34.7 million, primarily due to the relocation of Western Asset to a new office facility.

Distribution and service fees increased 90% to $34.2 million, primarily as a result of the increased commissions to third-party distributors of our offshore and Royce funds.

Other expenses increased 27% to $74.9 million, primarily as a result of a higher litigation related, audit, consulting and promotional costs.

The provision for income taxes increased 47% to $109.3 million, as a result of the increase in pre-tax earnings. The effective tax rate decreased to 38.0% from 38.6% in the prior year's period due to non-deductible foreign losses in the prior year period.

Results By Segment

Asset Management

	Six months ended September 30,
(in millions)	2004	2003

Net revenues	$ 617.3	$ 410.2
Non-interest expenses	410.7	284.9

Pre-tax earnings	$ 206.6	$ 125.3

Profit margin	33.5%	30.5%

Net revenues in Asset Management increased 50% to $617.3 million and pre-tax earnings increased 65% to $206.6 million, principally as a result of increased revenues from significantly higher levels of equity and fixed income assets under management. Investment advisory and related revenues, including performance fees, increased $206.8 million, with PCM, Royce, LMCM and Western, combined, accounting for 78% of the increase. Compensation as a percentage of net revenues was 46.3% in the six months ended September 30, 2004 and 48.0% in the six months ended September 30, 2003. The profit margin increased to 33.5% from 30.6% in the prior year's period as a result of higher revenues, a greater portion of which were generated at subsidiaries that retain a lower percentage of revenues under revenue sharing agreements, partially offset by an increase in the provision for litigation-related costs. Asset Management represented 56% of consolidated net revenues at September 30, 2004, an increase from 47% in the prior year's period.

Our net revenues by division (in millions) for the six months ended September 30 were as follows:

	2004	2003

Institutional	$ 278.5	$ 198.9
Mutual Funds	203.6	127.8
Wealth Management	135.2	83.5

Total	$ 617.3	$ 410.2

Private Client

	Six months ended September 30,
(in millions)	2004	2003

Net revenues	$ 348.5	$ 323.7
Non-interest expenses	288.1	263.3

Pre-tax earnings	$ 60.4	$ 60.4

Profit margin	17.3%	18.7%

Private Client net revenues increased 8% to $348.5 million from $323.7 million in the prior year period, as increases in distribution fees on company-sponsored mutual funds, fees earned from fee-based brokerage accounts and commissions on sales of non-affiliated mutual funds, were partially offset by a decline in retail corporate selling concessions and listed securities' commissions. Compensation as a percentage of net revenues was 57.8% in both periods. Pre-tax earnings were $60.4 million in both periods. The profit margin declined to 17.3% in the current period from 18.7% in the six months ended September 30, 2003, primarily as a result of increased overhead costs. Private Client represented 31% of consolidated net revenues in the six months ended September 30, 2004, a decrease from 37% in the prior year period due to the significant increase in Asset Management net revenues.

Net interest profit in Private Client increased 11% to $26.8 million, primarily due to higher average customer margin account balances and higher average interest rates earned on margin and firm investment balances (primarily funds segregated for regulatory purposes), partially offset by an increase in the interest rates credited on higher customer credit balances.

Capital Markets

	Six months ended September 30,
(in millions)	2004	2003

Net revenues	$ 142.9	$ 142.5
Non-interest expenses	120.2	117.2

Pre-tax earnings	$ 22.7	$ 25.3

Profit margin	15.9%	17.8%

Capital Markets net revenues increased slightly to $142.9 million from $142.5 million in the prior year period as a decline in principal transaction revenue and lower corporate banking management and advisory fees, was more than offset by increased institutional equity transaction volume and higher corporate selling concessions and underwriting fees. Compensation as a percentage of net revenues remained at 58.6%. The profit margin decreased to 15.9% from 17.8% for the six months ended September 30, 2003 primarily due to the restructuring of management contracts for certain international equity sales operations. Capital Markets represented 13% of consolidated net revenues for the six months ended September 30, 2004, a decrease from 16% in the prior year period, primarily due to the significant increase in net revenues in our Asset Management segment.

Corporate

	Six months ended September 30,
(in millions)	2004	2003

Net revenues (losses)	$ (1.8)	$ (1.3)
Non-interest expenses	0.5	17.7

Pre-tax loss	$ (2.3)	$ (19.0)

Profit margin	n/m	n/m

n/m - not meaningful

The corporate revenues and expenses that are not allocated to the business segments are reported separately as Corporate. The prior year includes a $17.5 million charge for a single litigation award.

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

Legg Mason's assets consist primarily of cash and cash equivalents, collateralized short-term receivables, investment advisory fee receivables, securities owned and borrowed, intangible assets and goodwill. Our assets are principally funded by payables to customers, securities loaned, long-term debt and equity.

During the six months ended September 30, 2004, Legg Mason made a contingent acquisition payment of $400 million to the former owners of PCM and accrued a contingent acquisition payment of $100 million for Royce as a result of their meeting certain revenue levels as specified in the acquisition agreements. The accrued contingent acquisition payable was paid to the former owners of Royce in October 2004. The contingent payments are recorded as additional goodwill, and the contingent payment for Royce is recorded as accrued purchase consideration in the September 30, 2004 Consolidated Statement of Financial Condition. A decrease in cash and securities segregated for regulatory purposes or deposited with clearing organizations of $637.9 million was offset by a decrease in customer payables of $447.0 million and an increase of customer receivables of $91.6 million. Accrued compensation declined $57.0 million, primarily as a result of payments in May 2004 of fiscal 2004 bonuses. In addition, stockholders' equity increased $168.7 million, primarily from our results of operations for the six months ended September 30, 2004.

Long-term debt increased $55.4 million, primarily due to the consolidation of a VIE that issued long-term debt of $31.6 million. Our assets, exclusive of the assets of the consolidated VIEs, are not subject to the claims of the creditors of the consolidated VIEs and likewise the assets of the consolidated VIEs are not available to our creditors. See Note 2 of Notes to Consolidated Financial Statements for more information on VIEs. In addition, a subsidiary of Legg Mason entered into a long-term loan agreement of $20 million maturing in October 2010 and bearing interest at the rate of 4.19%, to finance its expansion into a new office facility. Legg Mason is a guarantor on this loan agreement. See Note 6 of Notes to Consolidated Financial Statements for more information on long-term debt.

At September 30, 2004, Legg Mason's total assets and stockholders' equity were $7.0 billion and $1.7 billion, respectively. During the six months ended September 30, 2004, cash and cash equivalents decreased $278.4 million. Cash flows from operating activities provided $130.9 million, primarily attributable to net earnings adjusted for depreciation and amortization offset in part by the payment of accrued compensation costs. Cash flows from investing activities used $435.6 million, primarily attributable to contingent acquisition payments as discussed above. Financing activities provided $25.6 million as a result of the consolidation of a VIE and the debt incurred on the office expansion described previously, partially offset by stock repurchases and dividends paid.

During the six months ended September 30, 2004, we paid cash dividends of $20.6 million ($0.15 per share before the stock split and $0.10 per share after the stock split effective September 24, 2004). We repurchased 681,200 shares of common stock for $37.1 million during the quarter ended September 30, 2004. On July 20, 2004, the Board of Directors approved a 3-for-2 stock split and a 50% increase in the quarterly dividend to $0.225 per share before the stock split and $0.15 per share after the stock split effective September 24, 2004.

Our broker-dealer subsidiaries are subject to the requirements of the Securities and Exchange Commission's Uniform Net Capital Rule, which is designed to measure the general financial soundness and liquidity of broker-dealers. As of September 30, 2004, the broker-dealer subsidiaries had aggregate net capital of $444.1 million, which exceeded minimum net capital requirements by $418.3 million. The amount of the broker-dealers' net assets that may be distributed is subject to restrictions under applicable net capital rules. During October 2004, Legg Mason Wood Walker, Incorporated, our primary broker-dealer subsidiary, paid a $100 million dividend from its available cash to its parent company, Legg Mason, Inc. The payment will reduce the aggregate net capital and the excess net capital of the broker-dealer subsidiaries described above.

Contractual Obligations and Contingent Payments
Legg Mason has contractual obligations to make future payments in connection with our short and long-term debt and non-cancelable lease agreements. In addition, we may be required to make contingent payments under business purchase agreements if certain future events occur.

The following table sets forth these contractual and contingent obligations by fiscal year as of September 30, 2004:

	Remaining
(In millions)	2005	2006	2007	2008	2009	Thereafter	Total

Contractual Obligations:
Short-term borrowings by contract maturity	$ --	$ --	$ --	$ --	$ --	$ --	$ --
Long-term borrowings by contract maturity(a)(b)	--	382.0	3.6	3.8	429.0	37.0	855.4
Coupon interest on long-term borrowings(b)	18.9	37.7	31.1	30.9	16.4	23.8	158.8
Minimum rental commitments	34.8	61.0	53.7	49.1	43.1	86.2	327.9

Total Contractual Obligations	$ 53.7	$ 480.7	$ 88.4	$ 83.8	$ 488.5	$ 147.0	$ 1,342.1

Contingent Obligations:
Contingent payments related
to business acquisitions(c)	100.0	2.1	300.0	--	--	--	402.1

Total Contractual and Contingent
Obligations(c)	$ 153.7	$ 482.8	$ 388.4	$ 83.8	$ 488.5	$ 147.0	$ 1,744.2

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

c) The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of business purchase agreements. The amount remaining in 2005 was paid in October 2004.

d) The table above does not include approximately $10.9 in capital commitments to investment partnerships in which Legg Mason is a limited partner. These obligations will be funded, as required, through the end of the commitment periods that range from fiscal 2005 to 2011. These capital commitments also include $0.3 of commitments to lend employees funds to invest in one of these partnerships.

Critical Accounting Policies
Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding the reported results of operations and the financial position of Legg Mason. Certain critical accounting policies require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements. Due to their nature, estimates involve judgment based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on our consolidated financial statements. During the six months ended September 30, 2004, there were no material changes to the matters discussed under the heading "Critical Accounting Policies" in Part II, Item 7 of Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

Forward-Looking Statements
We have made in this report, and from time to time may otherwise make in our public filings, press releases and statements by our management, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our operations, economic performance and financial condition. The words or phrases "can be", "may be", "expects", "may affect", "may depend", "believes", "estimate", "project" and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and we caution readers that any forward-looking information provided by or on behalf of Legg Mason is not a guarantee of future performance. Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond our control, including those discussed elsewhere herein, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004 under the heading "Business-Factors Affecting the Company and the Financial Services Industry," and in our other public filings, press releases and statements by our management. Due to such risks, uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Recent Accounting Developments
The Financial Accounting Standards Board ("FASB") has issued the following pronouncements since March 31, 2004.

The Emerging Issues Task Force ("EITF") affirmed its previous consensus regarding Issue 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share." The guidance in this Issue requires contingently convertible instruments to be included retroactively in diluted earnings per share computations (if dilutive) from the date of issuance of the instruments. The effective date of this EITF is expected to be for reporting periods ending after December 15, 2004. For both the quarter and six months ended September 30, 2003, the inclusion of these convertible senior notes in the diluted earnings per share computation would have resulted in a reduction in diluted earnings per share of $0.03 and $0.05 per share, respectively.

The EITF reached a consensus on Issue 04-10, "Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds." This EITF requires individual operating segments that do not meet the quantitative thresholds set forth in SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, for separate reporting may be aggregated only if the segments meet certain requirements. These requirements are applicable for fiscal years ending after October 13, 2004. The adoption of EITF 04-10 will not impact Legg Mason's identified segments.

The EITF reached a consensus on Issue 02-14, "Whether the Equity Method of Accounting Applies When an Investor Does Not Have an Investment in Voting Stock of an Investee but Exercises Significant Influence through Other Means." The consensus reached indicates that in situations where an investor has the ability to exercise significant influence over the investee, an investor should apply the equity method of accounting only when it has either common stock or "in-substance" common stock of a corporation. EITF 02-14 is effective for reporting periods beginning after September 15, 2004. The adoption of EITF 02-14 will not materially impact our Consolidated Financial Statements.

The EITF issued EITF 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128." EITF 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and requires retroactive adjustment of prior period earnings per share to ensure comparability. The adoption of EITF 03-6 did not impact Legg Mason's basic or diluted earnings per share.

The EITF reached a consensus on Issue 03-16, "Accounting for Investments in Limited Liability Companies." This EITF requires that an investment in a Limited Liability Company ("LLC") that maintains a "specific ownership account" for each investor - similar to a partnership capital account structure - should be viewed as similar to an investment in a limited partnership for purposes of determining whether a non-controlling investment in an LLC should be accounted for using the cost method or the equity method. These requirements are applicable for reporting periods beginning after June 15, 2004. The adoption of EITF 03-16 did not materially impact Legg Mason's Consolidated Financial Statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

During the six months ended September 30, 2004, there were no material changes to the information contained in Part II, Item 7A of Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

Item 4.     Controls and Procedures

As of September 30, 2004, Legg Mason's management, including the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Principal Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and the Principal Financial Officer, of material information about Legg Mason required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There have been no changes in Legg Mason's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds

The following table, restated to reflect the three-for-two stock split, sets out information regarding our purchases of Legg Mason Common Stock in each month during the quarter ended September 30, 2004:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs(2)

July 1, 2004 Through July 31, 2004	255,040	$ 52.66	248,250	1,345,350
August 1, 2004 Through
August 31, 2004	150,289	52.11	144,300	1,201,050
September 1, 2004 Through
September 30, 2004	105,327	53.78	98,750	1,102,300

Total	510,656	$ 52.73	491,300	1,102,300

(1) Includes an aggregate of (i) 491,300 shares acquired in open-market purchases under the share repurchase authority discussed in the following footnote and (ii) 19,356 shares acquired through the surrender of shares by option holders to pay the exercise price of stock options.
(2) On October 23, 2001, we announced that our Board of Directors had authorized Legg Mason, Inc. to purchase up to 4.5 million shares of Legg Mason Common Stock in open-market purchases. There was no expiration date attached to the authorization.

Item 4.           Submission of Matters to a Vote of Security Holders

          Share information in this item has not been restated to reflect the three-for-two stock split paid September 24, 2004 to stockholders of record on September 8, 2004.

          Our annual meeting of stockholders was held July 20, 2004. In the election of directors, the five director nominees were elected with the following votes:

	Votes Cast	For	Withhold
Harold L. Adams	62,733,601	44,503,331	18,230,270
James W. Brinkley	62,733,601	61,162,781	1,570,820
Raymond A. Mason	62,733,601	60,964,987	1,768,614
Margaret Milner Richardson	62,733,601	61,410,819	1,322,782
Kurt L. Schmoke	62,733,601	60,993,044	1,740,557

          The stockholders voted in favor of the approval of the amendment of the Legg Mason, Inc. 1996 Equity Incentive Plan as follows:

Votes Cast	53,074,929
For	33,584,311
Against	19,490,618
Abstain	314,877
Non-Vote	9,343,795

          The stockholders voted in favor of the amendment to the Legg Mason, Inc. Stock Option Plan for Non-Employee Directors as follows:

Votes Cast	62,510,287
For	60,221,446
Against	2,288,841
Abstain	223,314
Non-Vote	-

Item 6.           Exhibits

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

                        10.1    Legg Mason, Inc. 1996 Equity Incentive Plan, as amended through
                                   July 2004 (incorporated by reference to Appendix A to the
                                   definitive proxy statement for Legg Mason's 2004 Annual Meeting of Stockholders)*

                        10.2    Legg Mason, Inc. Stock Option Plan for Non-Employee Directors,
                                   as amended through July 2004 (incorporated by reference to
                                   Appendix B to the definitive proxy statement for Legg Mason's
                                   2004 Annual Meeting of Stockholders)*

                        10.3    Financial Advisor Retention Program under the Legg Mason, Inc.
                                   1996 Equity Incentive Plan, as amended*

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

LEGG MASON, INC.
(Registrant)

DATE: November 5, 2004	/s/Raymond A. Mason
Raymond A. Mason
Chairman, President and
Chief Executive Officer

DATE: November 5, 2004	/s/Charles J. Daley, Jr.
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

                        10.1    Legg Mason, Inc. 1996 Equity Incentive Plan, as amended through
                                   July 2004 (incorporated by reference to Appendix A to the
                                   definitive proxy statement for Legg Mason's 2004 Annual Meeting of
                                   Stockholders)*

                        10.2    Legg Mason, Inc. Stock Option Plan for Non-Employee Directors,
                                   as amended through July 2004 (incorporated by reference to
                                   Appendix B to the definitive proxy statement for Legg Mason's
                                   2004 Annual Meeting of Stockholders)*

                        10.3    Financial Advisor Retention Program under the Legg Mason, Inc.
                                   1996 Equity Incentive Plan, as amended*

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

                        32.2     Certification of Principal Financial Officer pursuant to 18 U.S.C.
                                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
                                    Oxley Act of 2002

                       * These exhibits are management contracts or compensatory plans or arrangements.