Form 10-Q
period 2004-12-31
LEGG MASON INC
filed 2005-02-08
CIK 704051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 1-8529

LEGG MASON, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	52-1200960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Light Street - Baltimore, MD	21202
(Address of principal executive offices)	(Zip code)
(410) 539-0000
(Registrant’s telephone number, including area code)

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

Yes   X        No _____

  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

105,923,323 shares of common stock and 2,815,722 exchangeable shares as of the close of business on February 2, 2005. The exchangeable shares, which were issued by Legg Mason Canada Holdings in connection with the acquisition of Legg Mason Canada Inc., are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting and other rights equivalent to common stock.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

 (In thousands, except per share amounts)

(Unaudited)

	Three months		Nine months
	ended December 31,		ended December 31,
	2004	2003	2004	2003
Revenues
Investment advisory and related fees	$ 433,114	$ 326,458	$1,195,810	$ 850,095
Commissions	92,821	85,307	261,655	253,332
Principal transactions	39,302	39,922	121,707	124,275
Investment banking	39,044	34,259	96,702	104,946
Interest	32,229	21,145	79,472	63,006
Other	21,768	14,075	43,375	32,130
Total revenues	658,278	521,166	1,798,721	1,427,784
Interest expense	21,490	14,744	55,031	46,291
Net revenues	636,788	506,422	1,743,690	1,381,493
Non-Interest Expenses
Compensation and benefits	347,110	278,622	960,794	779,367
Communications and technology	27,776	22,871	78,938	67,438
Occupancy	17,127	16,001	51,828	48,491
Distribution and service fees	18,757	14,489	52,973	32,531
Amortization of intangible assets	5,464	5,412	16,367	16,270
Litigation award charge	-	-	-	17,500
Other	39,276	35,328	114,131	94,239
Total non-interest expenses	455,510	372,723	1,275,031	1,055,836
Earnings from Continuing Operations before Income Tax Provision	181,278	133,699	468,659	325,657
Income tax provision	68,568	52,866	177,873	126,974
Net Earnings from Continuing Operations	112,710	80,833	290,786	198,683
Discontinued operations, net of income taxes	-	-	-	675
Gain on sale of discontinued operations, net of income taxes	-	-	-	6,481
Net Earnings	$ 112,710	$ 80,833	$ 290,786	$ 205,839

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(continued)

(In thousands, except per share amounts)

(Unaudited)

	Three months		Nine months
	ended December 31,		ended December 31,
	2004	2003	2004	2003
Earnings per Common Share
Basic:
Continuing operations	$ 1.10	$ 0.80	$ 2.85	$ 1.99
Discontinued operations	-	-	-	0.01
Gain on sale of discontinued operations	-	-	-	0.06
	$ 1.10	$ 0.80	$ 2.85	$ 2.06

Diluted:
Continuing operations	$ 0.98	$ 0.71	$ 2.55	$ 1.78
Discontinued operations	-	-	-	-
Gain on sale of discontinued operations	-	-	-	0.06
	$ 0.98	$ 0.71	$ 2.55	$ 1.84

Weighted Average Number of Common Shares Outstanding:
Basic	102,771	100,611	102,087	99,999
Diluted	116,401	114,771	115,554	113,598

Dividends Declared per Common Share	$ 0.15	$ 0.10	$ 0.40	$ 0.27

Book Value per Common Share, at end of period			$ 19.94	$ 14.50

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	December 31, 2004 (Unaudited)	March 31, 2004
Assets
Cash and cash equivalents	$ 828,945	$ 868,060
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	2,458,045	2,876,413
Securities purchased under agreements to resell	175,000	-
Receivables:
Customers	1,212,167	1,104,830
Investment advisory and related fees	257,779	202,845
Brokers and dealers	92,537	70,067
Others	72,291	79,941
Securities borrowed	451,674	568,399
Trading assets, at fair value	364,773	264,095
Investment securities, at fair value	72,224	38,275
Equipment and leasehold improvements, net	98,221	91,753
Intangible assets, net	464,325	444,434
Goodwill	991,600	466,207
Other	193,646	187,662
Total Assets	$ 7,733,227	$ 7,262,981
Liabilities and Stockholders’ Equity
Liabilities
Payables:
Customers	$ 3,475,547	$ 3,576,059
Brokers and dealers	18,059	81,044
Securities loaned	330,959	487,717
Trading liabilities, at fair value	178,554	119,088
Accrued compensation	396,630	355,268
Other	350,157	289,957
Long-term debt	819,982	794,238
Total Liabilities	5,569,888	5,703,371
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Common stock	10,566	6,655
Shares exchangeable into common stock	7,093	7,351
Additional paid-in capital	733,064	391,597
Deferred compensation and officer note receivable	(27,316)	(30,224)
Employee stock trust	(126,117)	(117,331)
Deferred compensation employee stock trust	126,117	117,331
Retained earnings	1,422,628	1,173,282
Accumulated other comprehensive income, net	17,304	10,949
Total Stockholders’ Equity	2,163,339	1,559,610
Total Liabilities and Stockholders’ Equity	$ 7,733,227	$ 7,262,981

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2004	2003	2004	2003
Net Earnings	$ 112,710	$ 80,833	$ 290,786	$ 205,839
Other comprehensive income (loss):
Foreign currency translation adjustment	6,037	6,067	6,356	11,527
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during the period	37	93	(40)	(102)
Reclassification adjustment for (gains) losses included in net income	-	-	20	(88)
Net unrealized gains (losses) on investment securities	37	93	(20)	(190)
Unrealized gains on cash flow hedges:
Unrealized holding gains arising during the period	-	-	-	743
Reclassification adjustment for losses realized in net income	-	-	-	1,672
Net unrealized gain	-	-	-	2,415
Deferred income taxes	(16)	(37)	19	(846)
Total other comprehensive income	6,058	6,123	6,355	12,906
Comprehensive Income	$ 118,768	$ 86,956	$ 297,141	$ 218,745

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended December 31,
	2004	2003
Cash Flows from Operating Activities
Net earnings	$ 290,786	$ 205,839
Non-cash items included in earnings:
Depreciation and amortization	40,417	36,694
Accretion and amortization of securities discounts and premiums, net	6,137	5,623
Originated mortgage servicing rights	-	(919)
Deferred compensation	14,435	11,714
Unrealized gains on firm investments	(3,513)	(2,522)
Other	54	1,344
Deferred income taxes	39,799	(7,943)
Gain on sale of discontinued operations	-	(10,861)
Sales (purchases) of trading investments, net	(30,789)	3,728
Decrease (increase) in assets excluding acquisitions:
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	418,368	(62,324)
Receivables from customers	(107,337)	(114,995)
Receivables for investment advisory and related fees	(54,349)	(64,131)
Receivables from brokers and dealers and other	(14,336)	(19,547)
Securities borrowed	116,725	(161,246)
Trading assets	(100,678)	(148,292)
Other	12,144	(2,907)
Increase (decrease) in liabilities excluding acquisitions:
Payables to customers	(100,512)	281,689
Payables to brokers and dealers	(62,985)	(43,492)
Securities loaned	(156,758)	46,262
Trading liabilities	59,466	103,261
Accrued compensation	41,098	39,684
Other	13,836	106,076
Cash Provided by Operating Activities	422,008	202,735

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

(Dollars in thousands)

(Unaudited)

	Nine months ended December 31,
	2004	2003
Cash Flows from Investing Activities
Payments for:
Equipment and leasehold improvements	(40,747)	(25,422)
Acquisitions, net of cash acquired	(56,451)	(4,153)
Contractual acquisition earnouts	(502,500)	-
Proceeds from sale of assets	10,362	63,531
Net (increase) decrease in securities purchased under agreements to resell	(175,000)	35,000
Purchases of investment securities	(8,037)	(18,011)
Proceeds from sales and maturities of investment securities	8,303	13,233
Cash Provided by (Used for) Investing Activities	(764,070)	64,178

Cash Flows from Financing Activities
Net decrease in short-term borrowings	-	(29,478)
Net proceeds from issuance of long-term debt	51,583	-
Repayment of principal on long-term debt	(31,583)	-
Issuance of common stock (Note 6)	357,154	55,073
Repurchase of common stock	(40,729)	(30,388)
Dividends paid	(36,164)	(25,001)
Cash Provided by (Used for) Financing Activities	300,261	(29,794)
Effect of Exchange Rate Changes on Cash	2,686	2,529
Net Increase (Decrease) in Cash and Cash Equivalents	(39,115)	239,648
Cash and Cash Equivalents at Beginning of Period	868,060	690,752
Cash and Cash Equivalents at End of Period	$ 828,945	$ 930,400

SUPPLEMENTARY DISCLOSURE:

Non-cash activity:

In connection with the sale of the mortgage banking and servicing business of Legg Mason Real Estate Services during the nine months ended December 31, 2003, Legg Mason received a $6,900 non-interest bearing note due September 30, 2007, with a net present value of $5,100.

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts, unless otherwise noted)

December 31, 2004

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

The information contained in the interim consolidated financial statements should be read in conjunction with our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. Where appropriate, the prior year's financial statements have been reclassified to conform to the current year’s presentation.  Unless otherwise noted, all per share amounts include both common shares of Legg Mason and shares issued in connection with the acquisition of Legg Mason Canada Inc., which are exchangeable into common shares of Legg Mason on a one-for-one basis at any time.

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

Terms such as "we," "us," "our," and "company" refer to Legg Mason.

2. Significant Accounting Policies

Special Purpose Entities

In the normal course of our business activities, we are the general partner, and in some cases a limited partner, in investment partnerships and are the investment manager and/or managing member in limited liability companies and offshore investment vehicles.  These entities are primarily vehicles to facilitate investments by our customers in many types of investment strategies including real estate, equity and fixed income portfolios.  Our exposure to risk in these entities is generally limited to any equity investment we have made and any earned but uncollected management fees.  Uncollected fees from these entities were not material at December 31, 2004.

The following lists Variable Interest Entities ("VIEs") in which we believe we have a variable interest but are not the primary beneficiary and, therefore, these VIEs are not subject to consolidation by us:

Entity Type	Number of Entities	Total Assets*	Legg Mason's Equity Investment at December 31, 2004*	Legg Mason's Remaining Capital Commitments*
Trusts	40	$ 5,734	$ 23	$ -
Collateralized Debt Obligations	7	4,084	-	-
Limited Partnerships/REITS	11	628	20	10
Offshore Investment Vehicles (1)	2	109	-	-
Limited Liability Companies (1)	1	25	-	-
TOTAL	61	$ 10,580	$ 43	$ 10
* in millions

(1) Excludes one offshore investment vehicle and three limited liability companies in which one of our asset management subsidiaries has approximately $17.5 million invested by its long-term incentive plan.  We do not have a direct variable interest since we do not earn any fees on these assets.

During April 2004, we provided a $1,200 subordinated loan to an unaffiliated entity, which became the sole equity investor in a VIE.  The VIE simultaneously issued $31,583 of debt instruments to third-party investors.  As a result of our loan to the sole equity investor in the VIE, we considered ourselves the primary beneficiary of the VIE under Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51.”  Accordingly, we were required to consolidate this entity as of, and for the six months ended, September 30, 2004.  In October 2004, the subordinated loan was repaid and, as a result, we are no longer required to consolidate this VIE.

Our Statement of Financial Condition at December 31, 2004 includes $15,700 of assets attributable to consolidated VIEs, which primarily includes $5,970 in cash and cash equivalents and $9,625 in trading assets, and $15,700 of liabilities attributable to consolidated VIEs, which primarily includes $9,732 in minority interest included with other liabilities and $5,857 in trading liabilities.  Our assets, exclusive of the assets of consolidated VIEs, are not subject to the claims of the creditors of these consolidated VIEs and likewise the assets of the consolidated VIEs are not available to our creditors.

Stock Based Compensation

During fiscal 2004, we adopted the fair value method of accounting for stock-based compensation on a prospective basis for all stock options granted and stock purchase plan transactions after April 1, 2003, using the Black-Scholes option pricing model. Under the prospective method allowed under Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” compensation expense is recognized based on the fair value of stock options granted after April 1, 2003 over the applicable vesting period. No compensation expense was recognized for stock options granted prior to April 1, 2003. Therefore, the expense related to stock-based employee compensation included in the determination of net income for the three and nine months ended December 31, 2004 is less than that which would have been included if the fair value method had been applied to all awards.

The following table reflects pro forma results utilizing the retrospective method as if compensation expense associated with all option grants (regardless of grant date) and the stock purchase plan were recognized over the vesting period:

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003
Net earnings, as reported	$ 112,710	$ 80,833	$ 290,786	$ 205,839
Add: stock-based compensation included in reported net earnings, net of taxes	1,110	929	3,910	3,351
Less: stock-based compensation determined under fair value based method, net of taxes	(4,286)	(4,526)	(14,757)	(16,508)
Pro forma net earnings	$ 109,534	$ 77,236	$ 279,939	$ 192,682
Earnings per share:
As reported:
Basic	$ 1.10	$ 0.80	$ 2.85	$ 2.06
Diluted	0.98	0.71	2.55	1.84
Pro forma:
Basic	$ 1.07	$ 0.77	$ 2.74	$ 1.93
Diluted	0.95	0.68	2.45	1.73

The weighted average fair value of options granted during the nine months ended December 31, 2004 and 2003 using the Black-Scholes option pricing model was $22.53 and $19.85 per share, respectively.   The following weighted average assumptions were used in the model for grants during the periods:

	Nine months ended December 31,

	2004	2003
Expected dividend yield	0.79%	0.82%
Risk-free interest rate	4.03%	3.44%
Expected volatility	40.99%	41.39%
Expected lives (in years)	6.13	6.52

Restricted Cash

Included in cash and cash equivalents at December 31, 2004 is $20,578, which represents cash in an escrow account in connection with our appeal of a civil copyright lawsuit.  This cash is considered restricted and is not available to Legg Mason for general corporate use.

Recent Accounting Developments

The FASB has issued the following pronouncements since March 31, 2004.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which requires all share-based payment transactions to be valued using the fair value method.  SFAS 123R eliminates the ability to account for share-based compensation using the intrinsic value method under Accounting Principles Board Opinion (“APB”) 25.  SFAS 123R is effective for all interim periods beginning after June 15, 2005.  Retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. See table in Stock Based Compensation for the potential impact on Legg Mason’s Consolidated Financial Statements under the retrospective method.

In December 2004, the FASB issued FASB Staff Position FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004."  The American Jobs Creation Act, which was signed into law on October 22, 2004, provides for a one-time dividends received deduction on the repatriation of certain foreign earnings to U.S. taxpayers.  Historically, Legg Mason has reinvested cumulative undistributed earnings of its non-U.S. subsidiaries and accordingly, deferred U.S. federal income taxes on such undistributed earnings were not recorded.  Legg Mason is currently evaluating the income tax effects of the foreign earnings repatriation provision within the Act and cannot reasonably estimate the income tax effects, if any, at this time.

The Emerging Issues Task Force (“EITF”) reached a consensus regarding Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.”  The guidance in this EITF requires contingently convertible instruments, if dilutive, to be included retroactively in diluted earnings per share computations from the date of issuance of the instruments. The effective date of this EITF is for reporting periods ending after December 15, 2004. As a result of the adoption of this EITF, our contingently convertible senior notes are now included in our diluted earnings per share computation for the full nine months ended December 31, 2003, which has resulted in a reduction in diluted earnings per share of $0.05 for that period.

The EITF reached a consensus on Topic No. D-108, "Use of the Residual Method to Value Acquired Assets Other Than Goodwill." Companies who have applied the residual method to the valuation of intangible assets for purposes of impairment testing should perform an impairment test applying this guidance by no later than the beginning of their first fiscal year beginning after December 15, 2004. Impairments of intangible assets recognized upon application of a direct value method by entities previously applying the residual method should be reported as a cumulative effect of a change in accounting principle.  These requirements should be applied to business combinations completed after September 29, 2004.  The adoption of EITF D-108 did not impact Legg Mason's Consolidated Financial Statements.

The EITF reached a consensus on Issue 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.”  This EITF requires that individual operating segments that do not meet the quantitative thresholds set forth in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” for separate reporting may be aggregated only if the segments meet certain requirements.  These requirements are applicable for fiscal years ending after October 13, 2004.  The adoption of EITF 04-10 did not impact Legg Mason's identified segments.

The EITF reached a consensus on Issue 03-16, “Accounting for Investments in Limited Liability Companies.”  This EITF requires that an investment in a Limited Liability Company (“LLC”) that maintains a “specific ownership account” for each investor – similar to a partnership capital account structure – should be viewed as similar to an investment in a limited partnership for purposes of determining whether a non-controlling investment in an LLC should be accounted for using the cost method or the equity method.  These requirements are applicable for reporting periods beginning after June 15, 2004.  The adoption of EITF 03-16 did not materially impact Legg Mason's Consolidated Financial Statements.

3. Acquisition of Scudder Private Investment Counsel Offices

On November 12, 2004, Legg Mason Investment Counsel, LLC, a wholly owned subsidiary of Legg Mason, agreed to acquire from Deutsche Investment Management Americas the New York City, Philadelphia, Cincinnati and Chicago offices of Scudder Private Investment Counsel (the “Acquired Offices”). The acquisition of these offices fits Legg Mason’s strategic objective to grow its asset management business.  The transaction closed on December 31, 2004.  Under the terms of the agreement, Legg Mason purchased the Acquired Offices for cash of $55,000.  The transaction includes a contingent payment based on the revenues of the Acquired Offices on the first anniversary of closing, with the aggregate purchase price to be no more than $81,300.  The Acquired Offices had $5.4 billion of assets under management at December 31, 2004.  The allocation of the purchase price resulted in $17,833 of Goodwill and $35,900 of Amortizable Asset Management Contracts.  We engaged the services of a third party to perform an independent valuation of the assets acquired and the liabilities assumed to assist us in reporting the results of the acquisition.  The fair value of the asset management contracts of $35,900 will be amortized over an estimated life of 12 years.

4. Trading Assets, at Fair Value

At December 31, 2004, Legg Mason had pledged securities owned of $528 as collateral to counterparties for securities loaned transactions, which can be sold or repledged by the counterparties.

5. Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of:

	December 31, 2004	March 31, 2004
Amortizable Asset Management Contracts:
Cost	$ 388,603	$ 352,037
Accumulated amortization	(84,433)	(67,537)
Net	$ 304,170	$ 284,500
Indefinite-Life Intangible Assets:
Fund management contracts	$ 105,455	$ 105,234
Trade name	54,700	54,700
Total	$ 160,155	$ 159,934
Total Intangible Assets, net	$ 464,325	$ 444,434

Estimated amortization expense for each of the next five fiscal years is as follows:

Fiscal year ended March 31:	Amount
Remaining 2005	5,906
2006	23,483
2007	23,138
2008	21,493
2009	20,975
2010	20,646

During the quarter ended December 31, 2004, Legg Mason acquired the four offices of Scudder Private Investment Counsel as described in Note 3.  The increase in the cost of amortizable asset management contracts primarily reflects the value of the contracts acquired of $35,900.

During the quarter ended June 30, 2004, we determined that, as a result of both Private Capital Management, L.P. ("PCM") and Royce & Associates, LLC ("Royce") meeting certain revenue levels as specified in the acquisition agreements, a contingent acquisition payment of $400,000 was due to the prior owners of PCM and a contingent acquisition payment of $100,000 was due to the prior owners of Royce.  During the quarter ended September 30, 2004, payments totaling $400,000 were made from available cash to the prior owners of PCM.  During the quarter ended December 31, 2004, payments totaling $100,000 were made from available cash to the prior owners of Royce.

The carrying value of goodwill of $991,600 at December 31, 2004 is primarily attributable to the Asset Management reporting segment.  The increase in the carrying value of goodwill since March 31, 2004 primarily reflects $500,000 for additional purchase consideration described above, $17,833 related to the acquisition of the four offices of Scudder Private Investment Counsel, and $2,500 related to a contingent acquisition payment for the business of Rothschild Asset Management (Singapore) Limited.  The goodwill related to the additional purchase consideration and the acquisition of the four offices is deductible for tax purposes.

6. Common Stock

On July 20, 2004 Legg Mason declared a three-for-two stock split, paid as a dividend on September 24, 2004 to stockholders of record on September 8, 2004.  Accordingly, all share and per share information has been retroactively restated to reflect the stock split, except for the common stock and additional paid-in capital presented in the Consolidated Statement of Financial Condition.

On December 15, 2004, Legg Mason sold 4.6 million shares of common stock (including shares sold under an option to cover over-allotments) at $70.30 per share less underwriting fees for net proceeds of approximately $311,000.

7. Long-Term Debt

In April 2004, Western Asset Management Company, a subsidiary of Legg Mason, entered into a $20,000 term loan agreement with a commercial bank to finance tenant improvements on real property at the subsidiary’s new headquarters.  The loan bears interest at 4.19% and is collateralized by the property and equipment of the subsidiary, with a maturity date of October 2010.  The subsidiary is required to maintain a compensating balance over the life of the loan beginning with $5,000 at the funding date and decreasing to zero at a predetermined rate.  This compensating balance is not legally restricted; however, failure to maintain the appropriate balance will result in additional bank charges and possible acceleration of the maturity if such charges are not paid.  The loan also provides for restrictive covenants at the subsidiary relating to the maintenance of specified financial performance ratios such as tangible net worth and debt service coverage.  At December 31, 2004, we were in compliance with all covenants related to this and all facilities.

In April 2004, we entered into a transaction with a VIE that issued $31,583 in long-term debt to finance the construction of a building which we were required to consolidate under FIN 46.  As discussed in Note 2, as of December 31, 2004, we were no longer required to consolidate this VIE.

As of December 31, 2004, the aggregate maturities of long-term debt (current accreted value of $819,982), based on the contractual terms, are as follows:

Remaining 2005	$ -
2006	103,017
2007	3,429
2008	3,577
2009	428,733
Thereafter	573,244
Total	$ 1,112,000

8. Commitments and Contingencies

We lease office facilities and equipment under non-cancelable operating leases and also have multi-year agreements for data processing and other services. These leases and service agreements expire on varying dates through 2020. Certain leases provide for renewal options and contain escalation clauses providing for increased rentals based upon maintenance, utility and tax increases.

As of December 31, 2004, the minimum annual aggregate rentals are as follows:

Remaining 2005	$ 17,953
2006	64,297
2007	55,459
2008	50,656
2009	45,670
Thereafter	107,512
Total	$ 341,547

We have been the subject of customer complaints and have also been named as a defendant in various legal actions arising primarily from securities brokerage, asset management and investment banking activities, including certain class actions, which primarily allege violations of securities laws and seek unspecified damages, which could be substantial. We are also involved in governmental and self-regulatory agency inquiries, investigations and proceedings. In accordance with SFAS No. 5 “Accounting for Contingencies,” we have established provisions for estimated losses from pending complaints, legal actions, investigations and proceedings. While the ultimate resolution of these actions cannot be currently determined, in the opinion of management, after consultation with legal counsel, we have no reason to believe that the resolution of these actions will have a material adverse effect on our financial condition. However, the results of operations could be materially affected during any period if liabilities in that period differ sufficiently from our estimates.  In addition, the ultimate costs of litigation-related charges can vary significantly from period to period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits and recoveries from indemnification, contribution or insurance reimbursement.

Starting in September 2003, Legg Mason has responded to inquiries from the Securities and Exchange Commission (the “SEC”) relating to its industry-wide mutual fund probes. Legg Mason Wood Walker (“LMWW”) has been cooperating with two separate investigations undertaken by the SEC staff  (the “Staff”) that arose out of those inquiries. One investigation is ongoing, and Legg Mason is not currently able to predict the outcome of that investigation, or to predict what effect, if any, that investigation will have on Legg Mason’s business or results of operations. With respect to the Staff’s other investigation, LMWW commenced negotiations with the Staff to resolve all aspects of that investigation and recorded a $1,200 charge in the September quarter.  While no settlement with the SEC has been reached and no assurance can be given that this matter will be settled consistent with the amount reserved, Legg Mason does not expect that a settlement of that investigation will be material to Legg Mason’s business or results of operations.

The Financial Services Authority (the “FSA”) in the United Kingdom conducted an investigation into a number of fund management and brokerage firms, including Legg Mason Investments (Europe) Limited (“LMI”), involved in the split capital investment trust business in the United Kingdom.  On December 24, 2004, without admitting any wrongdoing, a number of firms, including LMI, entered into a settlement agreement with the FSA to resolve the FSA’s investigation.  Under the settlement agreement, LMI contributed to a fund that will be available for distribution to eligible investors in split capital trust investment vehicles.  LMI’s contribution to the settlement did not materially impact Legg Mason’s results of operations or financial condition.

9. Earnings Per Share

Basic earnings per share ("EPS") is calculated by dividing net earnings by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of potential common shares.

As a result of the adoption of EITF 04-08, diluted earnings per share for nine months ended December 31, 2003 have been restated to include, as of April 1, 2003, 6.6 million shares issuable upon conversion of our zero-coupon contingent convertible senior notes.  Previously our senior notes were included in the calculation of diluted earnings per share beginning in the quarter ended December 31, 2003 because the senior notes became convertible during that quarter.

The following table presents the computations of basic and diluted EPS:

	Three months ended December 31,
	2004		2003
	Basic	Diluted	Basic	Diluted

Weighted average common shares outstanding	102,771	102,771	100,611	100,611
Potential common shares:
Employee stock options	-	6,102	-	6,467
Shares related to deferred compensation	-	970	-	1,135
Shares issuable upon conversion of senior notes	-	6,558	-	6,558
Weighted average common and common equivalent shares outstanding	102,771	116,401	100,611	114,771
Net Earnings	$ 112,710	$ 112,710	$ 80,833	$ 80,833
Interest expense on convertible senior notes, net of tax	-	1,161	-	1,112
Net earnings applicable to common stock	$ 112,710	$113,871	$ 80,833	$ 81,945
Earnings per common share:	$ 1.10	$ 0.98	$ 0.80	$ 0.71

	Nine months ended December 31,
	2004		2003
	Basic	Diluted	Basic	Diluted

Weighted average common shares outstanding	102,087	102,087	99,999	99,999
Potential common shares:
Employee stock options	-	5,973	-	5,972
Shares related to deferred compensation	-	936	-	1,069
Shares issuable upon conversion of senior notes	-	6,558	-	6,558
Weighted average common and common equivalent shares outstanding	102,087	115,554	99,999	113,598
Net Earnings from Continuing Operations	$ 290,786	$ 290,786	$ 198,683	$ 198,683
Discontinued operations, net of taxes	-	-	675	675
Gain on sale of discontinued operations, net of taxes	-	-	6,481	6,481
Net Earnings	$ 290,786	$ 290,786	$ 205,839	$ 205,839
Interest expense on convertible senior notes, net of tax	-	3,463	-	3,315
Net earnings applicable to common stock	$ 290,786	$ 294,249	$ 205,839	$ 209,154
Earnings per common share:
Continuing operations	$ 2.85	$ 2.55	$ 1.99	$ 1.78
Discontinued operations	-	-	0.01	-
Gain on sale of discontinued operations	-	-	0.06	0.06
	$ 2.85	$ 2.55	$ 2.06	$ 1.84

10. Net Capital Requirements

Our broker-dealer subsidiaries are subject to the Securities and Exchange Commission’s Uniform Net Capital Rule.  The rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels.  As of December 31, 2004, the broker-dealer subsidiaries had aggregate net capital, as defined, of $383,682, which exceeded required net capital by $357,314.  During October 2004, Legg Mason Wood Walker, Incorporated, our primary broker-dealer subsidiary, paid a $100,000 dividend from its available cash to its parent company, Legg Mason, Inc.

11. Business Segment Information

We currently operate through the following business segments: Asset Management, Private Client and Capital Markets. The business segment classifications are based upon factors such as the services provided and distribution channels utilized. Certain services that we offer are provided to clients through more than one of our business segments. Therefore, the revenue categories are allocated to multiple segments. We allocate certain common income and expense items among our business segments based upon various methodologies and factors. These methodologies are by their nature subjective and are reviewed periodically by management. Business segment results in the future may reflect reallocations of revenues and expenses that result from changes in methodologies, but any reallocations will have no effect on our consolidated results of operations.

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

Private Client distributes a wide range of financial products through its branch distribution network, including equity and fixed income securities, proprietary and non-affiliated mutual funds and annuities. The primary sources of net revenues for Private Client are commissions and principal credits earned on equity and fixed income transactions in customer brokerage accounts, distribution fees earned from mutual funds, fee-based account fees and net interest from customers’ margin loan and credit account balances. Sales credits associated with underwritten offerings initiated in the Capital Markets segment are reported in Private Client when sold through its branch distribution network.

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

In September 2003, we sold the mortgage banking and servicing operation of Legg Mason Real Estate Services, Inc. ("LMRES"), which had been previously reported in Other. Other also included certain unallocated corporate revenues and expenses. Consolidated results have been restated to reflect the historical results of the sold business as discontinued operations and the remaining operations of LMRES in Capital Markets. The corporate revenues and expenses that are not allocated to the business segments are now reported separately as Corporate.  The Corporate net revenues include $2,000 resulting from the deconsolidation of a variable interest entity in the quarter ended December 31, 2004 as described in Note 2.  The Corporate loss from continuing operations for the nine months ended December 31, 2003 includes a single litigation award charge of $17,500.

Business segment financial results are as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2004	2003	2004	2003
Net revenues:
Asset Management	$ 360,585	$ 263,848	$ 977,863	$ 674,050
Private Client	193,309	171,206	541,833	494,923
Capital Markets	80,553	71,177	223,428	213,666
Corporate	2,341	191	566	(1,146)
Total	$ 636,788	$ 506,422	$ 1,743,690	$ 1,381,493

Earnings (loss) from continuing operations before income tax provision:
Asset Management	$ 124,079	$ 88,137	$ 330,634	$ 213,458
Private Client	39,711	32,837	100,127	93,220
Capital Markets	15,216	12,689	37,940	37,993
Corporate	2,272	36	(42)	(19,014)
Total	$ 181,278	$ 133,699	$ 468,659	$ 325,657

We analyze our assets on a consolidated basis and therefore do not provide this information by segment.

We principally operate in the United States of America, the United Kingdom and Canada. Revenues and expenses for geographic purposes are generally allocated based on the location of the office providing the service.

Results by geographic region are as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2004	2003	2004	2003
Net revenues:
United States	$ 592,833	$ 479,061	$ 1,625,872	$ 1,307,074
United Kingdom	32,448	17,497	85,453	45,744
Canada	5,582	6,602	17,514	19,865
Other	5,925	3,262	14,851	8,810
Total	$ 636,788	$ 506,422	$ 1,743,690	$ 1,381,493

Earnings (loss) from continuing operations before income tax provision:
United States	$ 176,340	$ 130,213	$ 450,034	$ 315,813
United Kingdom	5,365	1,506	19,354	4,469
Canada	(562)	1,102	370	3,241
Other	135	878	(1,099)	2,134
Total	$ 181,278	$ 133,699	$ 468,659	$ 325,657

12. Discontinued Operations

On September 30, 2003, Legg Mason sold certain assets and liabilities comprising the commercial mortgage banking and mortgage servicing operations of its wholly owned subsidiary, LMRES.  LMRES continues to operate its real estate investment group, which is now included in the Capital Markets segment.  Legg Mason recorded a gain, net of transaction costs, of $10,861 ($6,481, net of income tax).  This gain is reflected as Gain on Sale of Discontinued Operations on the Consolidated Statement of Earnings for the nine months ended December 31, 2003.  The sale of certain assets of LMRES was a result of Legg Mason’s long-term strategic objective to focus on Legg Mason's core businesses.  Results of prior periods have been restated to reflect the results of the sold business as discontinued operations.  The net assets, pre-tax earnings and cash flows from the operations of LMRES that were sold were not material to Legg Mason's consolidated operations.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Legg Mason, Inc., a holding company, and its subsidiaries (collectively "Legg Mason") are principally engaged in providing asset management, securities brokerage, investment banking and related financial services to individuals, institutions, corporations and municipalities. We currently operate through three business segments: Asset Management, Private Client and Capital Markets.

Our profitability may vary significantly from period to period as a result of a variety of factors, including the amount of assets under management, the volume of trading in securities, the volatility and general level of securities prices and interest rates, the level of customer margin and credit account balances and the demand for investment banking services. Accordingly, sustained periods of unfavorable market conditions may adversely affect our profitability. For a further discussion of factors that may affect our results of operations, refer to Item 1 – "Business – Factors Affecting the Company and the Financial Services Industry" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

Terms such as "we," "us," "our," and "company" refer to Legg Mason.

Business Environment

The challenging equity markets in which we operated during the first six months of fiscal 2005 improved during the third fiscal quarter.  Equity markets rose following the U.S. presidential election and as oil prices eased from record highs.  The Dow Jones Industrial Average, the Nasdaq Composite Index and the S&P 500 were up 7%, 15% and 9%, respectively, for the quarter ended December 31, 2004, and were up 4%, 9% and 8%, respectively, for the nine months ended December 31, 2004.  However, this rebound was tempered in January as the indexes were down in the first several weeks of trading.  Fixed income trading activity remained modest, as evidenced by a fairly narrow trading range, and as a result of economic indicators, which continue to send mixed signals about the health of the economy and its impact on inflation and interest rates.  The federal funds rate was raised by 0.25% on both November 10, 2004 and December 14, 2004.

Results of Operations

Legg Mason reported record net revenues, net earnings, diluted earnings per share and assets under management for the quarter ended December 31, 2004.  Compared to the quarter ended December 31, 2003, net revenues increased 26% to $636.8 million from $506.4 million, primarily due to increased fees from a higher level of assets under management.  Net earnings increased 39% to $112.7 million and diluted earnings per share were $0.98, an increase of 38% from $0.71.  The pre-tax profit margin increased to 28.5% from 26.4%, primarily due to an increase in investment advisory related revenues in the Asset Management segment.  Assets under management increased $95.6 billion or 36% to $360.5 billion.

All share and earnings per share numbers have been restated for the 3-for-2 stock split, effective September 24, 2004.  As a result of the adoption of Emerging Issues Task Force 04-08, diluted earnings per share for the nine months ended December 31, 2003 have been restated to include, as of April 1, 2003, 6.6 million shares issuable upon conversion of our senior notes.

Compared to the prior year period, net revenues, net earnings and diluted earnings per share increased 26% to $1.74 billion, 41% to $290.8 million and 39% to $2.55 per share, respectively, for the nine months ended December 31, 2004.  The pre-tax profit margin increased to 26.9% from 23.6%, again primarily due to an increase in investment advisory related revenues in the Asset Management segment and the $17.5 million litigation award charge in the prior year.  Also included in the prior year earnings was a gain on the sale of discontinued operations of $6.5 million.

Compared to the quarter ended September 30, 2004, net revenues and net earnings increased 12% and 23%, respectively, and diluted earnings per share were up 21% from $0.81.  Assets under management increased 16% from $311.0 billion.

Quarter Ended December 31, 2004 Compared to Quarter Ended December 31, 2003

Net Revenues

Investment advisory and related fees, which include distribution fees from company-sponsored mutual and offshore funds, increased 33% or $106.7 million to $433.1 million, primarily as a result of investment advisory and related fee revenue growth of $78.3 million at Private Capital Management (“PCM”), Western Asset Management Company (“Western Asset”), Royce & Associates (“Royce”) and Legg Mason Capital Management (“LMCM”, which includes the combined operations of Legg Mason Funds Management and Legg Mason Capital Management) as a result of increased assets managed.  In addition, fee-based revenues in our Private Client Group increased $12.6 million.  Investment advisory and related fees represented 68.0% of consolidated net revenues, up from 64.4% in the prior year’s quarter.

Securities brokerage revenues, including both commissions and principal transactions, increased 6% to $132.1 million.  Commission revenues increased by 9%, primarily due to increases in listed commissions and the impact of a $4.0 million provision for reimbursements of mutual fund commissions in the prior year quarter.  Commissions represented 15% of the firm's consolidated net revenues in the current quarter, down from 17% a year ago.  Principal transaction revenues were down 2%, primarily as a result of a decline in fixed income transaction volume.  Revenues from investment banking increased 14% to $39.0 million from $34.3 million, primarily as a result of increased private placement fees, partially offset by decreases in institutional and retail selling concessions and corporate advisory fees.  Other revenues were up 55%, primarily due to increased values of firm investments, customer account service fees and revenue sharing payments from non-proprietary mutual funds.

Net interest profit increased 68% to $10.7 million from $6.4 million, primarily due to higher interest rates earned on segregated customer and margin account balances, partially offset by higher rates paid on customer credit account balances.  The current quarter’s net interest profit margin increased to 33% from 30% and net interest profit accounted for 6% of consolidated pre-tax profits, up from 5% from the prior year’s quarter.

Non-Interest Expenses

Compensation and benefits increased 25% to $347.1 million, primarily as a result of increased revenue-share incentive expense on higher asset management revenues and increased fixed compensation and benefit costs primarily as a result of an increased number of full time employees.  Compensation as a percentage of net revenues decreased to 54.5% from 55.0% in the prior year’s quarter, primarily as a result of the impact of an increase in revenues from products with lower average compensation payouts and fixed components of compensation costs.

Communications and technology expenses increased 21% to $27.8 million, primarily as a result of higher technology equipment depreciation, maintenance, and consulting costs.

Occupancy costs increased 7% to $17.1 million, primarily due to Western Asset’s relocation to a new office facility.

Distribution and service fees increased 29% to $18.8 million, primarily as a result of increased commissions to third-party distributors of our offshore and Royce funds.

Other expenses increased 11% to $39.3 million, primarily due to increases in promotional costs, management fees related to our international equity sales offices, and the provision for litigation costs, partially offset by the impact of breakpoint fines levied by the SEC and NASD of $2.3 million included in the prior year quarter.

The provision for income taxes increased 30% to $68.6 million, as a result of the increase in pre-tax earnings. The effective tax rate decreased to 37.8% from 39.5% in the prior year’s quarter, primarily as a result of a lower provision for income tax uncertainties and non-deductible breakpoint fines levied by the SEC and NASD in the prior year quarter.

Results By Segment

Asset Management

	Three months ended December 31,
(in millions)	2004	2003
Net revenues	$ 360.6	$ 263.8
Non-interest expenses	236.5	175.7
Pre-tax earnings	$ 124.1	$ 88.1
Profit margin	34.4%	33.4%

The net revenues of our Asset Management business segment totaled $360.6 million, up 37% from $263.8 million in the year ago quarter, and pre-tax earnings increased 41% to $124.1 million, principally as a result of increased revenues from significantly higher levels of equity and fixed income assets under management.  Investment advisory and related revenues, including performance fees, increased $93.8 million, with PCM, Western, Royce and LMCM, combined, accounting for 83% of the increase.  Compensation as a percentage of net revenues was 48.6% in December 2004 and 47.2% in December 2003 as a result of higher incentive compensation at subsidiaries under revenue sharing agreements.  The profit margin increased to 34.4% from 33.4% in the prior year as a result of higher revenues, a greater portion of which were generated at subsidiaries that retain a lower percentage of revenues under revenue sharing agreements. Asset Management represented 57% of consolidated net revenues for the quarter ended December 31, 2004, an increase from 52% in the prior year’s quarter, and 68% of pre-tax earnings versus 66% in the prior year quarter.

Total assets under management were $360.5 billion as of December 31, 2004, an increase of $95.6 billion or 36% from December 31, 2003.  As of December 31, 2004, approximately $215.2 billion or 60% of assets under management were in fixed income related products and approximately $145.3 billion or 40% were in equity related products.  As of December 31, 2003, approximately $162.4 billion or 61% of assets under management were in fixed income related products and approximately $102.5 billion or 39% were in equity related products.

Our assets under management mix by division (in billions) as of December 31 was as follows:

	2004	2003
Institutional	$ 233.5	$ 174.8
Mutual Funds	78.7	58.3
Wealth Management	48.3	31.8
Total	$ 360.5	$ 264.9

Our net revenues by division (in millions) for the three months ended December 31 were as follows:

	2004	2003
Institutional	$ 164.1	$ 122.6
Mutual Funds	113.1	85.4
Wealth Management	83.4	55.8
Total	$ 360.6	$ 263.8

Private Client

	Three months ended December 31,
(in millions)	2004	2003
Net revenues	$ 193.3	$ 171.2
Non-interest expenses	153.6	138.4
Pre-tax earnings	$ 39.7	$ 32.8
Profit margin	20.5%	19.2%

Private Client net revenues increased 13% to $193.3 million from $171.2 million in the prior year’s quarter, as increases in distribution fees on company-sponsored mutual funds, fees earned from fee-based accounts and net interest profit were partially offset by a decline in corporate selling concessions.  In addition, the December 2003 quarter included a $4.0 million reduction in mutual fund commissions for breakpoint reimbursements to clients.  Compensation as a percentage of net revenues decreased to 55.5% in December 2004 from 56.8% in December 2003 primarily as a result of increases in noncompensable net interest profit and other revenues and decreases in deferred compensation, partially offset by an increase in profit sharing plan costs.  Net interest profit in Private Client increased 26% to $16.3 million primarily due to higher average interest rates earned on segregated customer and margin account balances, partially offset by an increase in the interest rates credited on customer credit balances.  In the December 2003 quarter, other non-interest expenses included $2.3 million in breakpoint fines.  Pre-tax earnings increased 21% to $39.7 million, and the profit margin increased to 20.5% from 19.2% in the prior year’s quarter. Private Client represented 30% of consolidated net revenues in the quarter ended December 31, 2004, a decrease from 34% in the prior year’s quarter due to the significant increase in Asset Management net revenues.

Capital Markets

	Three months ended December 31,
(in millions)	2004	2003
Net revenues	$ 80.6	$ 71.2
Non-interest expenses	65.4	58.5
Pre-tax earnings	$ 15.2	$ 12.7
Profit margin	18.9%	17.8%

Capital Markets net revenues increased 13% to $80.6 million from $71.2 million in the prior year’s quarter primarily as a result of increased private placement fees, institutional equity transaction volume, and municipal banking revenues, partially offset by a decline in corporate banking advisory and management fees and selling concessions.  Compensation as a percentage of net revenues was 56.0%, compared to 57.5% for the quarter ended December 31, 2003, primarily due to the impact of deferring a portion of commission payouts under a new restricted stock program.  Non-interest expenses in the quarter ended December 2004 also reflect an increase of $2.4 million in management fees related to our international equity sales offices.   The profit margin increased to 18.9% versus 17.8% in the prior year’s period.  Capital Markets represented 13% of consolidated net revenues for the quarter ended December 31, 2004, a decrease from 14% in the year ago quarter, primarily due to the significant increase in net revenues in our Asset Management segment.

Corporate

	Three months ended December 31,
(in millions)	2004	2003
Net revenues (losses)	$ 2.3	$ 0.2
Non-interest expenses	-	0.1
Pre-tax earnings (loss)	$ 2.3	$ 0.1
Profit margin	n/m	n/m
n/m – not meaningful

Corporate net revenues increased to $2.3 million primarily due to the recognition of $2.0 million of revenues resulting from the deconsolidation of a variable interest entity in the quarter ended December 31, 2004.

Nine Months Ended December 31, 2004 Compared to Nine Months ended December 31, 2003

Net Revenues

Investment advisory and related fees, which includes distribution fees from company-sponsored mutual and offshore funds, increased 41% or $345.7 million to $1.20 billion from $850.1 million, primarily as a result of investment advisory and related fees revenue growth of $240.2 million at PCM, Royce, Western and LMCM.  In addition, fee-based revenues in our Private Client Group increased $47.3 million.  Investment advisory and related fees represented 68.6% of consolidated net revenues in the nine months ended December 31, 2004, up from 61.5% in the prior year's period.

Securities brokerage revenues, including both commissions and principal transactions increased to $383.4 million from $377.6 million, primarily as a result of increases in both mutual fund and listed commissions, partially offset by decreases in over-the-counter commissions and both institutional taxable and municipal fixed income trading volume.  Investment banking revenues decreased 8% to $96.7 million from $104.9 million, primarily as a result of a decrease in retail equity selling concessions, partially offset by an increase in private placement fees.  Other revenues increased 35% to $43.4 million, primarily as a result of increased market values of firm investments, revenues from non-proprietary mutual fund revenue sharing agreements and customer account fees.

Net interest profit increased 46% to $24.4 million from $16.7 million, primarily as a result of higher interest rates earned on segregated customer and margin account balances, offset in part by higher rates paid on customer credit account balances.  The net interest profit margin increased to 31% from 27%, and net interest profit accounted for 5% of consolidated pre-tax profits, relatively unchanged from the prior year period.

Non-Interest Expenses

Compensation and benefits increased 23% to $960.8 million, as a result of increases in profitability-based incentive expense, primarily asset management related, and fixed compensation costs as a result of an increased number of full-time employees.  However, compensation as a percentage of net revenues decreased to 55.1% from 56.4% in the prior year period, primarily as a result of the impact of fixed compensation costs on significantly higher revenues, offset in part by increased incentive compensation, primarily asset management.

Communications and technology expense increased 17% to $78.9 million, primarily as a result of higher technology equipment depreciation, quote service and consulting costs.

Occupancy increased 7% to $51.8 million, primarily due to the relocation of Western Asset to a new office facility.

Distribution and service fees increased 63% to $53.0 million, primarily as a result of the increased commissions to third-party distributors of our offshore and Royce funds.

Other expenses increased 21% to $114.1 million, primarily as a result of higher promotional costs, increased provision for litigation related costs and increases in management fees related to our international equity sales offices, partially offset by the impact of breakpoint fines levied by the SEC and NASD of $2.3 million in the prior year period.

The provision for income taxes increased 40% to $177.9 million, primarily as a result of the increase in pre-tax earnings. The effective tax rate decreased to 38.0% from 39.0% in the prior year’s period primarily as a result of a lower provision for income tax uncertainties and the impact of non-deductible breakpoint fines levied by the SEC and NASD in the prior year.

Results By Segment

Asset Management

	Nine months ended December 31,
(in millions)	2004	2003
Net revenues	$ 977.9	$ 674.0
Non-interest expenses	647.3	460.5
Pre-tax earnings	$ 330.6	$ 213.5
Profit margin	33.8%	31.7%

Net revenues in Asset Management increased $303.8 million, or 45% to $977.9 million and pre-tax earnings increased 55% to $330.6 million, principally as a result of increased revenues from significantly higher levels of equity and fixed income assets under management. Investment advisory and related revenues, including performance fees, increased $300.5 million with PCM, Royce, Western and LMCM, combined, accounting for $240.2 million, or 80%, of the increase.  Compensation as a percentage of net revenues decreased to 47.2% compared to 47.7% in the nine months ended December 31, 2003 due to higher revenues generated at subsidiaries that retain a lower percentage of revenues under revenue sharing agreements.  Non-interest expenses also reflect an increase of $19.1 million in distribution and service fees related to increased sales of our offshore and Royce funds.  The profit margin increased to 33.8% from 31.7% in the prior year’s period. Asset Management represented 56% of consolidated net revenues at December 31, 2004, an increase from 49% in the prior year’s period.

Our net revenues by division (in millions) for the nine months ended December 31 were as follows:

	2004	2003
Institutional	$ 442.6	$ 321.5
Mutual Funds	316.7	213.2
Wealth Management	218.6	139.3
Total	$ 977.9	$ 674.0

Private Client

	Nine months ended December 31,
(in millions)	2004	2003
Net revenues	$ 541.8	$ 494.9
Non-interest expenses	441.7	401.7
Pre-tax earnings	$ 100.1	$ 93.2
Profit margin	18.5%	18.8%

Private Client net revenues increased 9% to $541.8 million from $494.9 million in the prior year period, as increases in distribution fees on company-sponsored mutual funds, fees earned from fee-based accounts and commissions on sales of non-affiliated mutual funds were partially offset by a decline in retail corporate selling concessions and listed securities’ commissions. Additionally, the nine months ended December 31, 2003 included the impact of a $4.3 million reduction in mutual fund commissions for breakpoint reimbursements to clients.  Compensation increased $24.2 million, however, compensation as a percentage of net revenues decreased slightly to 57.0% from 57.5% in the prior year due to a reduction in deferred compensation costs. Net interest profit in Private Client increased 16% to $43.1 million, primarily due to higher average interest rates earned on segregated customer and margin account balances and higher average customer margin account balances, partially offset by an increase in the interest rates credited on customer credit balances.  Non-interest expenses also include an increase in overhead costs of $7.1 million.  Pre-tax earnings increased 7.4% to $100.1 million from $93.2 million last year.  The profit margin declined slightly to 18.5% in the current period from 18.8% in the nine months ended December 31, 2003.  For the period ended December 31, 2004, Private Client represented 31% of consolidated net revenues, a decrease from 36% in the prior year period due to the significant increase in Asset Management net revenues.

Capital Markets

	Nine months ended December 31,
(in millions)	2004	2003
Net revenues	$ 223.4	$ 213.7
Non-interest expenses	185.5	175.7
Pre-tax earnings	$ 37.9	$ 38.0
Profit margin	17.0%	17.8%

Capital Markets net revenues increased to $223.4 million from $213.7 million in the prior year period, primarily due to increased institutional equity transaction volume and higher corporate banking advisory and underwriting fees and selling concessions, partially offset by a decline in principal transaction revenue and fees from structured finance activities. Compensation as a percentage of net revenues decreased to 57.7% from 58.2% in the prior year primarily due to the impact of deferring a portion of commission payouts under a new restricted stock program.  Non-interest expenses also increased primarily due to a $3.9 million increase in management fees related to our international equity sales offices. The profit margin decreased to 17.0% from 17.8% for the nine months ended December 31, 2003.  Capital Markets represented 13% of consolidated net revenues for the nine months ended December 31, 2004, a decrease from 15% in the prior year period, primarily due to the significant increase in net revenues in our Asset Management segment.

Corporate

	Nine months ended December 31,
(in millions)	2004	2003
Net revenues	$ 0.6	$ (1.1)
Non-interest expenses	0.6	17.9
Pre-tax loss	$ (0.0)	$ (19.0)
Profit margin	n/m	n/m
n/m – not meaningful

Corporate expenses in the prior year included a $17.5 million charge for a single litigation award.

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

There has been no material change in our financial condition since March 31, 2004 except for cash provided by operations, the receipt of cash proceeds from the issuance of 4.6 million shares of our common stock and the contingent acquisition payments.

On December 15, 2004, Legg Mason sold 4.6 million shares of common stock (including shares sold under an option to cover over-allotments) at $70.30 per share less underwriting fees for net proceeds of approximately $311 million.  This equity offering reduced to approximately $250 million the amount available for the issuance of additional debt or equity securities pursuant to our shelf registration statement.

During the nine months ended December 31, 2004, Legg Mason made contingent acquisition payments of $400 million and $100 million, respectively, to the former owners of PCM and Royce as a result of these subsidiaries meeting certain revenue levels as specified in the acquisition agreements. The final payment to the former owners of Royce was made in October 2004.  The contingent payments were recorded as additional goodwill.

Decreases in our securities segregated for regulatory purposes or deposited with clearing organizations, securities loaned, securities borrowed and customer payables were partially offset by increases in receivables from customers and trading assets.  Cash and cash equivalents decreased by $39.1 million from $868.1 million at March 31, 2004 to $829.0 million at December 31, 2004.  Excess cash is generally invested in institutional money market funds or reverse repurchase agreements.  At December 31, 2004, Legg Mason had $175 million invested in securities purchased under agreements to resell.

At December 31, 2004, Legg Mason’s total assets and stockholders’ equity were $7.73 billion and $2.16 billion, respectively. During the nine months ended December 31, 2004, cash and cash equivalents decreased $39.1 million. Cash flows from operating activities provided $422.0 million, primarily attributable to net earnings adjusted for depreciation and amortization.  Cash flows from investing activities used $764.1 million, primarily attributable to contingent acquisition payments as discussed above and the purchase of securities purchased under agreements to resell. Financing activities provided $300.3 million, primarily due to the equity offering discussed above and the issuance of long-term debt offset, in part, by stock repurchases and dividends paid.

During the nine months ended December 31, 2004, we paid cash dividends of $36.2 million.  On July 20, 2004, the Board of Directors approved a 3-for-2 stock split and a 50% increase in the quarterly dividend to $0.225 per share before adjusting for the stock split and $0.15 per share after adjusting for the stock split.  We repurchased 734,700 shares of common stock for $40.7 million during the nine months ended December 31, 2004.

Our broker-dealer subsidiaries are subject to the requirements of the Securities and Exchange Commission’s Uniform Net Capital Rule, which is designed to measure the general financial soundness and liquidity of broker-dealers. As of December 31, 2004, the broker-dealer subsidiaries had aggregate net capital of $383.7 million, which exceeded minimum net capital requirements by $357.3 million. The amount of the broker-dealers’ net assets that may be distributed is subject to restrictions under applicable net capital rules.  During October 2004, Legg Mason Wood Walker, Incorporated, our primary broker-dealer subsidiary, paid a $100 million dividend from its available cash to its parent company, Legg Mason, Inc.

Contractual Obligations and Contingent Payments

Legg Mason has contractual obligations to make future payments in connection with our short and long-term debt and non-cancelable lease agreements. In addition, we may be required to make contingent payments under business purchase agreements if certain future events occur.

The following table sets forth these contractual and contingent obligations by fiscal year as of December 31, 2004:

(In millions)	Remaining 2005	2006	2007	2008	2009	Thereafter	Total
Contractual Obligations
Short-term borrowings by contract Maturity	$ --	$ --	$ --	$ --	$ --	$ --	$ --
Long-term borrowings by contract maturity (a)	--	381.9	3.4	3.6	428.7	6.2	823.8
Coupon interest on long-term borrowings	17.8	36.0	29.3	29.2	14.7	0.2	127.2
Minimum rental commitments	17.9	64.3	55.5	50.7	45.7	107.5	341.6
Total Contractual Obligations	$ 35.7	$ 482.2	$ 88.2	$ 83.5	$ 489.1	$ 113.9	$ 1,292.6
Contingent Obligations:
Contingent payments related to business acquisitions (b)	--	28.4	300.0	--	--	--	328.4
Total Contractual and Contingent Obligations (c)	$ 35.7	$ 510.6	$ 388.2	$ 83.5	$ 489.1	$ 113.9	$ 1,621.0

a) Included in the payments in 2006 is $278.9, reflecting amounts that may be due to holders of the zero coupon convertible senior notes, which represents the accreted value on the next possible date that the holders may require us to purchase the notes. If the holders require us to purchase the notes on that date, Legg Mason has the option to pay the purchase price in cash or common stock or a combination of both.

b) The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of business purchase agreements.

c) The table above does not include approximately $10.8 in capital commitments to investment partnerships in which Legg Mason is a limited partner. These obligations will be funded, as required, through the end of the commitment periods that range from fiscal 2005 to 2011. These capital commitments also include $0.3 of commitments to lend employees funds to invest in one of these partnerships.

Critical Accounting Policies

Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding the reported results of operations and the financial position of Legg Mason. Certain critical accounting policies require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements. Due to their nature, estimates involve judgment based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on our consolidated financial statements.  During the nine months ended December 31, 2004, there were no material changes to the matters discussed under the heading "Critical Accounting Policies" in Part II, Item 7 of Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

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

Recent Accounting Developments

The Financial Accounting Standards Board (“FASB”) has issued accounting pronouncements since March 31, 2004.  Please see Note 2 to the Notes to the Consolidated Financial Statements for a summary of certain of these pronouncements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended December 31, 2004, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

Item 4.    Controls and Procedures

As of December 31, 2004, Legg Mason’s management, including the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason’s disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason’s management, including its Chief Executive Officer and its Principal Financial Officer, concluded that Legg Mason’s disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and the Principal Financial Officer, of material information about Legg Mason required to be included in periodic Securities and Exchange Commission filings. There have been no changes in Legg Mason’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, Legg Mason’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table, restated to reflect the three-for-two stock split, sets out information regarding our purchases of Legg Mason Common Stock in each month during the quarter ended December 31, 2004:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
October 1, 2004 Through October 31, 2004	8,581	$ 61.91	-	1,102,300
November 1, 2004 Through November 30, 2004	40,117	65.62	32,500	1,069,800
December 1, 2004 Through December 31, 2004	27,145	69.77	21,000	1,048,800
Total	75,843	$ 66.68	53,500	1,048,800

(1) Includes an aggregate of (i) 53,500 shares acquired in open-market purchases under the share repurchase authority discussed in the following footnote and (ii) 22,343 shares acquired through the surrender of shares by option holders to pay the exercise price of stock options.

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

Item 6.    Exhibits

3.1

Articles of Incorporation of Legg Mason, as amended (incorporated by reference to Form 10-Q for the quarter ended September 30, 2000)

3.2       By-laws of Legg Mason as amended and restated April 25, 1988 (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 1988)

10       Asset Purchase Agreement dated November 12, 2004 among Legg Mason Investment Counsel, LLC, Legg Mason, Inc. and Deutsche Investment Management Americas Inc.

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

DATE:  February 7, 2005

 /s/Raymond A. Mason

Raymond A. Mason

Chairman, President and

Chief Executive Officer

DATE:   February 7, 2005

/s/Charles J. Daley, Jr.

Charles J. Daley, Jr.

Senior Vice President,

Treasurer and Principal

Financial Officer

INDEX TO EXHIBITS

3.1

Articles of Incorporation of Legg Mason, as amended (incorporated by reference to Form 10-Q for the quarter ended September 30, 2000)

3.2        By-laws of Legg Mason as amended and restated April 25, 1988

            (incorporated by reference to the Company’s Annual Report on Form

            10-K for the year ended March 31, 1988)

10        Asset Purchase Agreement dated November 12, 2004 among Legg

            Mason Investment Counsel, LLC, Legg Mason, Inc. and Deutsche

            Investment Management Americas Inc.

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