Form 10-K
period 2005-03-31
LEGG MASON INC
filed 2005-06-03
CIK 704051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

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

As of September 30, 2004, the aggregate market value of the registrant’s voting stock, consisting of the registrant’s common stock and the exchangeable shares discussed below, held by non-affiliates was $4,970,216,877.

As of May 20, 2005, the number of shares outstanding of the registrant’s common stock was 107,469,506. In addition, on that date, a subsidiary of the registrant had outstanding 2,562,831 exchangeable shares which are convertible on a one-for-one basis at any time into shares of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on July 19, 2005 are incorporated by reference into Part III.

i

PART I

ITEM 1. BUSINESS.

General

We are a holding company that, through our subsidiaries, is principally engaged in providing the following to individuals, institutions, corporations, governments and government agencies:

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

In our Mutual Funds business, we sponsor domestic and international equity, fixed income and money market mutual and closed-end funds and other proprietary funds. We have three asset management subsidiaries, or business groups within subsidiaries, that primarily focus on managing or distributing proprietary investment funds:

•	Legg Mason Capital Management, Inc., an equity asset manager located in Baltimore, Maryland, that, as of April 1, 2005, combined its business with, and thus acquired substantially all of the mutual funds business of, Legg Mason Funds Management, Inc.;

•	Royce & Associates, LLC, a primarily small-cap value equity manager located in New York, New York; and

•	Legg Mason Investments Holdings Limited, which primarily distributes company-sponsored offshore funds and is headquartered in London, England.

Our Institutional asset management subsidiaries provide a wide range of asset management services and products to domestic and international institutional clients. Our Institutional asset management subsidiaries, or business groups within subsidiaries, are:

•	Western Asset Management Company, Western Asset Management Company Limited and Legg Mason Asset Management (Asia) Pte Limited, fixed income asset managers located in Pasadena, California; London, England; and Singapore;

•	Batterymarch Financial Management, Inc., a U.S., international and emerging markets equity manager headquartered in Boston, Massachusetts;

•	Brandywine Asset Management, LLC, an equity and U.S., international and global fixed income manager headquartered in Wilmington, Delaware;

•	Legg Mason Capital Management, Inc., an equity asset manager located in Baltimore, Maryland that operates, in addition to its mutual funds business that is part of our Mutual Funds division, an institutional asset management business that is part of this division; and

•	Legg Mason Canada Inc., a fixed income and equity manager headquartered in Toronto, Canada.

Our Wealth Management subsidiaries provide customized discretionary investment management services and products to high net worth individuals and families, endowments and foundations and institutions. Our Wealth Management subsidiaries are:

•	Private Capital Management, L.P., an equity asset manager located in Naples, Florida;

•	Legg Mason Investment Counsel, LLC, an equity, fixed income and balanced portfolio manager that operates out of offices in New York City, Chicago, Cincinnati and Philadelphia and is headquartered in Baltimore, Maryland;

•	Bartlett & Co., a balanced, equity and fixed income portfolio manager headquartered in Cincinnati, Ohio;

•	Legg Mason Trust, fsb, a federally chartered unitary thrift institution that manages fixed income and equity assets and is headquartered in Baltimore, Maryland;

•	Barrett Associates, Inc., an equity asset manager located in New York, New York;

•	Berkshire Asset Management, Inc., an equity, balanced and fixed income portfolio manager located in Wilkes-Barre, Pennsylvania; and

•	Legg Mason Focus Capital, Inc., an equity asset manager headquartered in Bryn Mawr, Pennsylvania.

Our Private Client and Capital Markets business segment activities are primarily conducted through Legg Mason Wood Walker, Incorporated (“Legg Mason Wood Walker”), our principal broker-dealer subsidiary. Legg Mason Wood Walker is a full service broker-dealer, investment advisor and investment banking firm operating primarily in the Eastern and Southern regions of the United States. These activities are also conducted through Howard Weil Incorporated, an institutional broker-dealer focusing on the energy business.

Our Corporate business segment consists primarily of unallocated corporate revenues and expenses.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results by Segment” for the net revenues and pre-tax earnings of each of our business segments. See Note 18 of Notes to Consolidated Financial Statements in Item 8 of this Report for our net revenues and pre-tax earnings generated in each of the four principal geographic areas in which we conduct business.

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

Revenues by Source

LEGG MASON, INC. AND SUBSIDIARIES

	Years Ended March 31,
	2005		2004		2003(1)
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Investment Advisory and Related Fees:
Separate Accounts	$931,030	38.7%	$678,867	35.0%	$488,614	32.6%
Mutual Funds:
Advisory Fees	460,629	19.1	329,908	17.0	223,540	14.9
Distribution Fees	241,218	10.0	190,073	9.8	137,024	9.1
Related Fees	23,453	1.0	18,182	0.9	11,152	0.7

Total	1,656,330	68.8	1,217,030	62.7	860,330	57.3
Commissions:
Listed and Over-the-Counter	221,379	9.2	223,395	11.5	197,339	13.2
Mutual Funds	97,850	4.1	79,021	4.1	77,671	5.2
Insurance and Annuities	35,251	1.5	35,974	1.8	36,408	2.4
Options	3,862	0.1	5,129	0.3	5,301	0.3

Total	358,342	14.9	343,519	17.7	316,719	21.1
Principal Transactions:
U.S. Government and Agency	59,680	2.5	55,638	2.9	58,500	3.9
Municipal	22,483	0.9	27,254	1.4	31,777	2.1
Corporate Debt	42,521	1.8	47,547	2.4	35,569	2.4
Equities	36,849	1.5	35,042	1.8	32,348	2.1

Total	161,533	6.7	165,481	8.5	158,194	10.5
Investment Banking:
Corporate	116,917	4.9	135,608	7.0	93,350	6.2
Municipal	20,353	0.8	14,489	0.7	15,681	1.1

Total	137,270	5.7	150,097	7.7	109,031	7.3
Interest Income	118,695	4.9	84,314	4.3	106,220	7.1
Other	57,382	2.4	43,826	2.3	35,849	2.4

Total Revenues	2,489,552	103.4	2,004,267	103.2	1,586,343	105.7
Interest Expense	80,844	3.4	63,155	3.2	85,997	5.7

Net Revenues	$2,408,708	100.0%	$1,941,112	100.0%	$1,500,346	100.0%

(1)	Restated to reflect discontinued mortgage banking and servicing operations, where applicable.

Asset Management Business Segment

Our Asset Management business segment provides investment advisory services to institutional and individual clients and company-sponsored investment funds. Operating in offices primarily located in the United States, and also located in the United Kingdom, Canada and Singapore, our asset management subsidiaries provide a broad array of investment management products and services. Our investment products include proprietary mutual funds ranging from money market and fixed income funds to equity funds managed in a wide variety of investing styles and other domestic and offshore funds offered to both retail and institutional investors. We believe that our asset management business’ diversification across asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments.

In our asset management business, our subsidiaries primarily earn revenues by charging fees for managing the investment assets of clients. Fees are typically calculated as a percentage of the value of assets under management and vary with the type of account managed, the asset manager and the type of client. Accordingly, the fee income of each of our asset management subsidiaries will typically increase or decrease as its average assets under management increases or decreases. Our asset management subsidiaries may also earn performance fees from certain accounts if the investment performance of the assets in the account meets or exceeds a specified benchmark during a measurement period. For the fiscal years ended March 31, 2005, 2004 and 2003, $48.9 million, $41.5 million and $21.6 million, respectively, of our $1.7 billion, $1.2 billion and $860.3 million in investment advisory and related fee revenues (including revenues generated outside our Asset Management business segment) were performance fees. Increases in assets under management generally result from appreciation in the value of client assets and from inflows of additional assets from new and existing clients. Conversely, decreases in assets under management generally result from asset value depreciation and from client redemptions and withdrawals.

As of March 31 of each of the last three years, our subsidiaries had the following aggregate assets under management:

	Total Assets Under Management (billions)	Total Equity- Related Assets Under Management (billions)	% of Total in Equity Assets	Total Fixed Income-Related Assets Under Management (billions)	% of Total in Fixed Income Assets
2005	$372.9	$142.9	38.3%	$230.0	61.7%
2004	286.4	112.3	39.2	174.1	60.8
2003	192.2	60.1	31.3	132.1	68.7

Our asset management business has had steady growth over the last ten years, both in absolute terms and in terms of the percentage of our revenues and profits that it generates. During that period, our assets under management have grown from $24.6 billion to $372.9 billion and our investment advisory and related fee revenues, which include distribution fees that are primarily included in the Private Client business segment, have grown from $123.9 million to $1.7 billion. This growth in our asset management business has occurred through both internal growth and strategic acquisitions of asset management businesses. More recently, we have sought to grow our asset management business internationally, and, as a result, $91.3 billion of our assets under management at March 31, 2005 were managed on behalf of clients domiciled outside the United States. It is our strategy to continue to grow our asset management business, both in absolute terms and as percentages of our total revenues and profits, through both internal growth and selected acquisitions of asset management businesses.

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

Conversely, in periods when securities markets are weak or declining, or when our asset management subsidiaries have produced poor relative performance, it is likely to be more difficult to grow our assets under management and asset management business and, in such periods, our assets under management and asset management business are more likely to decline.

Our asset management subsidiaries manage the accounts of their clients pursuant to written investment management contracts between the client and the subsidiary. These contracts generally specify the management fees to be paid by the client and the investment strategy for the account, and are generally terminable by either party on relatively short notice. Investment management contracts may not be assigned (including as a result of transactions, such as a direct or indirect change of control of the asset management subsidiary, that would constitute an assignment under the Investment Advisers Act of 1940) without the prior consent of the client. When the asset management client is a registered mutual fund or closed-end fund (whether or not one of our subsidiaries has sponsored the fund), the fund’s board of directors must annually approve the investment management contract, and any material changes to the contract or assignment of the contract (including as a result of transactions, such as a direct or indirect change of control of the asset management subsidiary, that would constitute an assignment under the Investment Company Act of 1940) must be approved by the investors in the fund.

We conduct our asset management business primarily through 17 subsidiaries. Each of these subsidiaries generally focuses on a different portion of the asset management business in terms of the types of assets managed (primarily equity or fixed income), the types of products and services offered, the investment styles utilized, the distribution channels used and the types and geographic locations of its clients. These subsidiaries are generally operated as individual businesses, in many cases with certain administrative functions being provided by the parent company and other affiliates, that market their products and services under their own brand names. Consistent with this approach, we have in place revenue sharing agreements with Legg Mason Capital Management; Royce & Associates; Western Asset Management Company, Western Asset Management Company Limited and Legg Mason Asset Management (Asia); Brandywine Asset Management; Batterymarch Financial Management; Private Capital Management; Bartlett & Co.; Barrett Associates; and Berkshire Asset Management and/or certain of their key officers. Pursuant to these revenue sharing agreements, a specified percentage of the subsidiary’s revenues is required to be distributed to us and the balance of the revenues is retained to pay operating expenses, including salaries and bonuses, with specific expense and compensation allocations being determined by the subsidiary’s management, subject to our approval. Although the revenue sharing agreements impede our ability to increase the profit margins of these subsidiaries, we believe the agreements are important because they provide management at the subsidiaries with incentives to (i) grow the subsidiary’s revenues, since management is able to participate in the revenue growth through the portion that is retained; and (ii) control operating expenses, which will increase the portion of the retained revenues that is available for incentive compensation.

We classify our asset management business into three divisions: Mutual Funds, Institutional and Wealth Management. Mutual Funds encompasses the subsidiaries that are primarily engaged in providing investment advisory or distribution services to proprietary investment funds and the proprietary funds operations of our other asset managers. Our Institutional managers are subsidiaries that focus on providing asset management services for institutional clients. Our Wealth Managers are subsidiaries that primarily focus on providing asset management services for high net worth individuals and families and endowments. One of our subsidiaries, Legg Mason Capital Management, operates two businesses — a mutual funds management business and an institutional asset management business. Legg Mason Capital Management’s mutual funds business is included in our Mutual Funds division, while its institutional business is included in our Institutional division. There is overlap among the three groups of subsidiaries as many of our Institutional subsidiaries and Wealth Managers also manage investment funds that are part of the Mutual Funds division and each subsidiary may provide asset management services to other types of clients. For example, many of our Wealth Managers provide asset management services to institutional clients as well as individuals, families and endowments. Our asset management divisions are described in more detail below.

Our assets under management by division (in billions) as of March 31 of each of the three years indicated below were as follows:

	2005	2004	2003
Mutual Funds	$78.4	$64.3	$35.9
Institutional	246.5	187.0	136.8
Wealth Management	48.0	35.1	19.5

Total	$372.9	$286.4	$192.2

Mutual Funds includes all assets in our proprietary investment funds, all non-proprietary mutual funds advised or sub-advised by Legg Mason Capital Management and all separate accounts managed by Royce & Associates. Institutional includes all non-proprietary investment fund assets managed by our Institutional managers. Wealth Management includes all non-proprietary investment fund assets managed by our Wealth Managers. In addition, assets managed by other subsidiaries that are not part of our Asset Management business segment are included in Institutional or Wealth Management as appropriate. Effective April 1, 2004, Legg Mason Investments moved from the Institutional to the Mutual Funds division. At March 31, 2005, Legg Mason Investments had $75 million in managed assets.

For the fiscal years ended March 31, 2005, 2004 and 2003, our Asset Management segment produced aggregate net revenues of $1.4 billion, $969.3 million and $648.1 million, respectively. Our net revenues by division (in millions) within our Asset Management segment for each of those fiscal years was as follows:

	2005	2004	2003
Mutual Funds	$489.4	$311.0	$202.9
Institutional	563.2	458.0	325.2
Wealth Management	302.9	200.3	120.0

Total	$1,355.5	$969.3	$648.1

We report our net revenues by Asset Management division in a different manner from the way we report our assets under management by Asset Management division. In reporting our net revenues by Asset Management division, we include in each division all revenues of the subsidiaries within the division, including revenues earned for providing investment advisory services to proprietary funds, rather than crediting revenues from proprietary funds to the Mutual Funds division. Revenues from Legg Mason Capital Management, which operates two businesses, are divided so that the revenues from its mutual funds business are credited to the Mutual Funds division and the revenues from its institutional business are credited to the Institutional division. Revenues for the Mutual Funds division also include revenues for certain administrative, marketing, sales and distribution services (excluding those distribution and service fee revenues that are included in our Private Client business segment) provided to proprietary mutual funds. The transfer of Legg Mason Investments from the Institutional to the Mutual Funds division had the effect of moving $54.7 million in fiscal year 2005 revenues, including revenues for certain administrative, marketing, sales and distribution services provided to proprietary offshore funds, from the Institutional to the Mutual Funds division.

Mutual Funds

In our Mutual Funds division, we sponsor domestic and international equity, fixed income and money market mutual funds, closed-end funds and other proprietary funds. As of March 31, 2005 and 2004 our Mutual Funds division managed assets with a value of $78.4 billion and $64.3 billion, respectively. Approximately 77% of the growth in assets managed by this division during the fiscal year resulted from positive net client cash flows, and almost all of the remainder of the growth resulted from asset appreciation. Our retail mutual funds business primarily consists of two families of proprietary mutual and closed-end funds, the Legg Mason Funds and The Royce Funds. The Legg Mason Funds invest in a wide range of domestic and international equity and fixed income securities utilizing a number of different investment styles. The Royce Funds invest primarily in small-cap domestic company stocks using a value investment approach. Of our $78.4 billion in Mutual Funds assets as of March 31, 2005, $50.9 billion were in these two proprietary fund families.

The Legg Mason Funds consist of 22 separate mutual funds, all of which are managed by our subsidiaries. Of these funds, three are money market funds, eight invest primarily in taxable or tax-free fixed income securities, nine invest primarily in domestic equity securities and two invest primarily in international equity securities. Investment objectives for the Legg Mason Funds range from capital appreciation to current income. Equity investment strategies may emphasize large-cap, mid-cap or small-cap investing. The largest of the Legg Mason Funds is Legg Mason Value Trust, Inc., which had $16.5 billion in assets as of March 31, 2005 and has received recognition for its investment performance over the last 14 calendar years.

Legg Mason Capital Management, Inc., as part of its mutual funds business, is the primary equity investment advisor to the Legg Mason Funds. Legg Mason Capital Management had been managed as a single business with another subsidiary, Legg Mason Funds Management, Inc. As of April 1, 2005, substantially all of the mutual funds business of Legg Mason Funds Management, Inc. was transferred to Legg Mason Capital Management as part of the process of creating a single business unit. Legg Mason Capital Management serves as investment advisor to four of the equity funds in the Legg Mason Funds family, including Legg Mason Value Trust, Inc. Legg Mason Capital Management also sub-advises the mutual fund managed by the joint venture described below and investment products sponsored by Legg Mason Canada and Legg Mason Investments. Legg Mason Capital Management’s investment process uses a variety of techniques to develop an estimate of the worth of a business over the long term. The objective is to identify companies where the intrinsic value of the business is significantly higher than the current market value.

We and one of our employees each own 50% of a consolidated joint venture subsidiary that serves as investment manager of one equity fund, Legg Mason Opportunity Trust, within the Legg Mason Funds family. All of the assets managed by this joint venture, $4.1 billion at March 31, 2005, are included in our assets under management.

In addition to Legg Mason Capital Management and the joint venture, a number of our other subsidiaries manage Legg Mason Funds. Western Asset Management Company serves as investment advisor to five taxable fixed income funds and two taxable money market funds; Legg Mason Trust, fsb serves as investment advisor to three tax-exempt fixed income funds and one tax-exempt money market fund; Batterymarch Financial Management serves as investment advisor to two international equity funds; Brandywine Asset Management serves as investment advisor to two equity funds; and Bartlett & Co. and Barrett Associates serve as investment advisor to one equity fund each.

The Royce Funds consist of 18 mutual funds and 3 closed-end funds that invest primarily in small-cap domestic company stocks. Each of these funds seeks long-term appreciation of capital using a value approach. The funds differ in their approaches to investing in small or micro-cap companies and the universe of securities from which they can select.

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

Our proprietary mutual funds are distributed through a number of channels. Legg Mason Wood Walker is the principal underwriter for the Legg Mason Funds, which are primarily distributed to retail investors through our Private Client financial advisors and through our funds marketing departments. The Royce Funds are primarily distributed through non-affiliated funds supermarkets, non-affiliated wrap programs, direct distribution and our Private Client financial advisors. In addition, two of the portfolios in the Royce Funds are distributed only through insurance companies. For the fiscal years ended March 31, 2005, 2004 and 2003, we earned, from our proprietary mutual funds and offshore investment funds, approximately $241.2 million, $190.1 million and $137.0 million, respectively, in asset-based distribution and service fees, of which $179.1 million, $147.9 million and $112.7 million, respectively, are included in the Private Client business segment.

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

Our Mutual Funds division also includes 8 groups of proprietary funds that are sponsored and managed by our Institutional managers, our Mutual Funds managers and Private Capital Management and are offered and sold only outside of the United States to non-U.S. persons. These 8 proprietary funds groups include a total of 61 funds and have an aggregate of $9.6 billion in assets under management. Of these 8 offshore fund groups, four are principally distributed by Legg Mason Investments, one is principally distributed by Western Asset, one is principally distributed by Legg Mason Asset Management (Asia), one is principally distributed by Legg Mason Wood Walker and one is principally distributed by Legg Mason Canada. We utilize these funds as a means to distribute our asset management services outside the United States.

Legg Mason Investments Holdings Limited became part of our Mutual Funds division as of April 1, 2004. Located in the United Kingdom, Legg Mason Investments, acting through its subsidiaries, primarily distributes our proprietary offshore funds. Legg Mason Investments used to focus on managing assets itself and it continues to manage $75 million in assets as it winds down this business. Legg Mason Investments has entered into sub-advisory agreements with certain of our other asset management subsidiaries to provide portfolio management services with respect to certain of its previously managed assets.

Institutional

Our Institutional managers provide a wide range of asset management services and products to domestic and international institutional clients. These subsidiaries manage a range of domestic, international and global equity, balanced, fixed income and cash management portfolios for their institutional clients. Our domestic and international institutional clients include pension and other retirement funds, corporations, insurance companies, endowments and foundations and governments. Our seven primary Institutional asset management subsidiaries, including the institutional business of Legg Mason Capital Management, are described below.

As of March 31, 2005 and 2004, our Institutional asset management subsidiaries managed assets with a value of $245.8 billion and $186.3 billion, respectively (excluding assets with a value of $22.3 billion and $18.7 billion, respectively, in proprietary funds managed by these subsidiaries). These amounts also exclude, on each date, $0.7 billion of institutional assets managed by subsidiaries, primarily Legg Mason Real Estate Services, outside of our Asset Management business segment. Almost 80% of the assets managed by our Institutional managers (excluding assets in proprietary funds managed by these subsidiaries) are in fixed income accounts managed by Western Asset, Western Asset Limited and Legg Mason Asset Management (Asia). Similarly, over 80% of the growth in assets managed by our Institutional managers during the fiscal year (excluding assets in proprietary funds managed by these subsidiaries) resulted from growth in fixed income assets managed by Western Asset, Western Asset Limited and Legg Mason Asset Management (Asia), supplemented by growth in assets managed by Brandywine, Batterymarch and Legg Mason Capital Management. Approximately 82% of the growth in assets managed by the subsidiaries in this division during the fiscal year (excluding assets in proprietary funds managed by these subsidiaries) resulted from positive net client cash flows, and almost all of the remainder of the growth resulted from asset appreciation.

Western Asset Management Company is a leading fixed income asset manager for institutional clients. Among the services Western Asset provides are management of separate accounts and management of mutual funds, closed-end funds and other structured investment products. Based in Pasadena, California, Western Asset offers over 15 fixed income asset management products, including its “core” and “core plus” products. Western Asset operates its Singapore business through a separate subsidiary, Legg Mason Asset Management (Asia) Pte Limited. Western Asset targets four key areas in managing fixed income portfolios — sector allocation, issue selection, duration exposure and term structure weighting. A fifth key area — country/currency allocation — is targeted for global portfolios.

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

Legg Mason Capital Management, Inc.’s institutional business manages equity portfolios primarily for institutional accounts. Legg Mason Capital Management generally uses the same management style and approaches in managing institutional accounts that it uses in managing mutual funds. Effective April 1, 2005, the business of Legg Mason Capital Management and substantially all of the business of Legg Mason Funds Management, which had generally been operated as a single business, were combined under Legg Mason Capital Management.

Legg Mason Canada is an institutional investment manager located and operating in Toronto, Canada. The types of clients for whom Legg Mason Canada provides investment management services include: pension plans for public and private sector entities, managed on both a separate account and pooled basis; government sponsored funds; insurance companies; trusts and foundations; and individual investors, whose portfolios are managed separately or on a pooled basis. Legg Mason Canada offers Canadian products managed in a number of different fixed income and equity investment styles, and, through sub-advisory or other arrangements with other asset management subsidiaries, management of non-Canadian assets.

Wealth Management

Our Wealth Managers provide customized discretionary investment management services and products to high net worth individuals and families, endowments and foundations and institutions. Our Wealth Managers seek to provide portfolio management, client service and other financial services in a manner that is tailored to meet our clients’ particular needs and objectives. This division includes six asset management subsidiaries, our trust company subsidiary and a joint venture, all of which are described in more detail below.

As of March 31, 2005 and 2004, our Wealth Management subsidiaries managed assets with a value of $43.9 billion and $31.7 billion, respectively (excluding assets with a value of $1.2 billion and $1.1 billion, respectively, in proprietary funds managed by these subsidiaries). These amounts also exclude $4.1 billion and $3.4 billion, respectively, of wealth management assets managed by subsidiaries outside of our Asset Management business segment, principally Legg Mason Wood Walker. Over 65% of the assets managed by our Wealth Managers

(excluding assets in proprietary funds managed by these subsidiaries) are managed by Private Capital Management. Similarly, over 50% of the growth in assets managed by our Wealth Managers during the fiscal year (excluding assets in proprietary funds managed by these subsidiaries) resulted from growth in assets managed by Private Capital Management. Approximately 37% of the growth in assets managed by the subsidiaries in this division during the fiscal year (excluding assets in proprietary funds managed by these subsidiaries) resulted from positive net client cash flows, approximately 42% resulted from the acquisition of four wealth management offices by Legg Mason Investment Counsel and the remainder of the growth resulted from asset appreciation.

Private Capital Management, L.P. manages equity assets for high net worth individuals and families, institutions, endowments and foundations in separate accounts and through limited partnerships. Based in Naples, Florida, Private Capital Management’s value-focused investment philosophy is based on an analysis of a company’s free cash flow. In executing this philosophy, Private Capital Management seeks to build an all-cap portfolio consisting primarily of securities of mid-cap companies that possess several basic elements, including significant free cash flow, a substantial resource base and a management team with the ability to correct problems that Private Capital Management believes have been excessively or inappropriately discounted by the public markets.

Legg Mason Investment Counsel, LLC manages equity, fixed income and balanced portfolios for high net worth individual and institutional clients. Legg Mason Investment Counsel operates out of offices in New York City, Chicago, Cincinnati and Philadelphia and is headquartered in Baltimore, Maryland. We acquired the four operating offices of Legg Mason Investment Counsel on December 31, 2004.

Bartlett & Co. manages balanced, equity and fixed income portfolios for high net worth individual and institutional clients and follows a value investment philosophy. Bartlett operates out of offices in Cincinnati, Ohio and Indianapolis, Indiana. Bartlett’s research and stock selection criteria emphasize a variety of fundamental factors, and they seek to invest in companies that generally possess some combination of the following characteristics: financial strength, potential for growth of earnings and dividends, attractive profitability characteristics, sustainable competitive advantage and shareholder-oriented management.

Legg Mason Trust, fsb is a federally chartered unitary thrift institution with authority to exercise trust powers. Operating out of Baltimore, Maryland, Legg Mason Trust provides services as a trustee for trusts established by our individual and employee benefit plan clients and manages fixed income and equity assets. Through various other subsidiaries, we provide brokerage and asset management services for a significant portion of the assets held in Legg Mason Trust’s accounts.

Barrett Associates, Inc., including its Seifert Group division, is an equity asset manager for high net worth individuals and families, endowments and foundations. Based in New York, New York, Barrett Associates’ focus is to build wealth for its clients through the selection of stocks of high quality companies. Barrett delivers services through separately managed portfolios for individuals and institutions as well as through a proprietary mutual fund, the Barrett Growth Fund. Effective April 1, 2005, Barrett Associates became a subsidiary of Legg Mason Trust, fsb.

Berkshire Asset Management, Inc. provides equity, balanced and intermediate duration high quality fixed income asset management services to individuals and institutions through separate accounts and limited partnerships. Based in Wilkes-Barre, Pennsylvania, Berkshire seeks to invest in high quality businesses that are selling at prices below Berkshire’s estimate of intrinsic value.

Legg Mason Focus Capital, Inc. primarily serves equity investors and features three products: Focus Global Equity, Whole Market Equity and Core Equity Income Plus. Operating out of offices in Bala Cynwyd, Pennsylvania and Bryn Mawr Pennsylvania, Focus Capital employs an investment strategy which generally assumes that the market reflects all available public information and active management adds value to an index over time by distinguishing information which is reflected accurately from that which is distorted.

Bingham Legg Advisers LLC is a joint venture that is equally owned by Legg Mason and Bingham McCutchen LLP, a Boston-based law firm. Because Bingham Legg is a joint venture in which we own 50%, we include 50% of the assets it manages within our assets under management. Bingham Legg focuses on clients with a minimum of $1 million to invest.

Each Wealth Management subsidiary retains its own investment style and regional operations, seeking to generate ongoing growth in its core business through direct new business efforts in its market. In addition to these core efforts, we offer a wealth management program, directAdvantage,SM which is a fee-based program designed to provide our Private Client financial advisors with the ability to deliver the full range of our wealth management investment advisory services to our brokerage clients.

Private Client Business Segment

Our Private Client business segment distributes a wide range of financial products through its branch distribution network, including equity and fixed income securities, proprietary and non-affiliated mutual funds and annuities. This business segment is conducted primarily through Legg Mason Wood Walker. Legg Mason Wood Walker is a self-clearing broker-dealer engaged in most aspects of securities distribution, trading and investment banking.

Private Client Securities Business

Our Private Client business provides securities transaction and related financial services to clients through its branch distribution network. For the fiscal years ended March 31, 2005, 2004 and 2003, our revenues derived from securities transactions for individual investors (excluding interest on margin accounts) in our Private Client business constituted approximately 60%, 62% and 61%, respectively, of our total revenues from securities transactions and 15%, 19% and 21%, respectively, of our net revenues. While there has been a significant decline in the percentage of our revenues contributed by our Private Client securities business over time, this percentage has decreased primarily as a result of increases in revenues from our Asset Management business. We charge retail commissions on both exchange and over-the-counter (“OTC”) transactions in accordance with an internal schedule. We grant discounts from the schedule in certain cases. When we execute OTC transactions with an individual client, we allocate commissions to Private Client which are included in the Revenues by Source table as Principal Transactions. We also offer account arrangements under which a single fee is charged based on a percentage of the assets held in a customer’s account and no charge is imposed on a transaction-by-transaction basis. This single fee covers all execution and advisory services, including advisory services provided by our asset management subsidiaries and selected independent advisory firms. In addition, we provide asset allocation and advisor performance and selection consultation services. We have entered into dealer-sales agreements with a number of major distributors that offer mutual fund shares through broker-dealers. In addition, we sell shares of our proprietary mutual funds though our retail sales network. See “Asset Management Business Segment — Mutual Funds.” The total client assets held by our Private Client Group accounts as of March 31, 2005, 2004 and 2003 were $92.6 billion, $85.9 billion and $65.3 billion, respectively, including assets invested in proprietary mutual funds and other asset management accounts that are included in our assets under management.

One of the strategic goals in our Private Client business has been to emphasize the percentage of Private Client revenues that are fee-based rather than transaction-based. We believe that fee-based revenues tend to be less volatile, particularly in times of weak equity markets, than transaction-based revenues. Fee-based brokerage relationships also may avoid some conflicts that arise out of commission-based relationships. In the fiscal year ended March 31, 2005, the percentage of Private Client revenues that was fee-based was approximately 53%. In calculating the fee-based percentage of Private Client revenues, we include in fee-based revenues distribution fees from proprietary and non-proprietary mutual funds and asset-based account management fees.

Brokerage Offices

This table shows, as of March 31, 2005, information with respect to our retail securities brokerage offices.

Location	Number of Financial Advisors	Number of Offices
Maryland	315	18
Pennsylvania	197	18
Virginia	147	15
North Carolina	85	10
Florida	75	12
Louisiana	75	7
Ohio	56	7
New Jersey	52	4
Texas	44	4
Massachusetts	42	4
New York	41	4
District of Columbia	38	1
South Carolina	35	3
Mississippi	32	3
Alabama	24	4
Tennessee	23	4
Maine	16	1
West Virginia	15	2
Georgia	15	1
Connecticut	10	2
Delaware	8	1
Rhode Island	7	1
New Hampshire	2	1

Total	1,354	127

Margin Accounts, Interest Income and Free Credit Balances

We effect customers’ securities transactions on either a cash or margin basis. In a cash transaction, the customer pays the price for the securities in cash. In a margin transaction, the customer pays less than the full price for the securities purchased and borrows the balance of the purchase price from us. The loan is secured by the securities purchased or other securities owned by the customer. The amount of the loan is subject to the margin regulations (Regulation T) of the Board of Governors of the Federal Reserve System, New York Stock Exchange, Inc. (“NYSE”) margin requirements and our internal policies. In some instances, our internal policies are more stringent than Regulation T or NYSE requirements. In permitting a customer to purchase securities on margin, we are subject to the risks that a market decline could reduce the value of our collateral below the amount of the customer’s indebtedness and that the customer might be otherwise unable to repay the indebtedness.

We charge interest on amounts borrowed by customers (debit balances) to finance their margin transactions. The rate of interest we charge is the prime rate plus or minus an additional amount that varies depending upon the amount of the customer’s average debit balance. Interest revenue derived from these sources constituted approximately 2% of our net revenues for each of the fiscal years ended March 31, 2005, 2004 and 2003. We also earn interest on securities we own and on operating and segregated cash balances.

We finance customers’ margin account borrowings primarily through free credit balances (excess funds held by customers in their brokerage accounts). We pay interest on free credit balances in Legg Mason Wood Walker customers’ accounts when the funds will be used for reinvestment at a future date. In fiscal year 2005, we paid interest on approximately 94% of Legg Mason Wood Walker’s retail customer free credit balances.

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

Other Services

At March 31, 2005, Legg Mason Wood Walker served as a non-bank custodian for approximately 387,000 individual retirement accounts, 29,000 Simplified Employee Pension Plans and 24,000 Qualified Plans.

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

Capital Markets Business Segment

Our Capital Markets business segment is conducted primarily through Legg Mason Wood Walker; however, also includes the operations of another subsidiary, Howard Weil Incorporated. This segment consists of our:

•	equity and fixed income institutional sales and trading;

•	investment banking;

•	syndicate;

•	structured products; and

•	research.

Institutional Sales

In our institutional sales business, we execute equity and fixed income securities transactions for institutional investors such as banks, mutual funds, hedge funds, insurance companies and pension and profit-sharing plans. These investors typically purchase and sell securities in large quantities that require special marketing and trading expertise. We believe that we receive a significant portion of our institutional brokerage commissions as a consequence of providing research opinions and services regarding specific corporations and industries and other matters affecting the securities markets. See “Research.”

We execute transactions for institutional investors as a broker or as a principal. We generally offer discounts from our commission schedule to our institutional customers. The size of these discounts varies with the size of particular transactions and other factors. For the fiscal years ended March 31, 2005, 2004 and 2003, the revenues we derived from securities transactions for institutional investors in our Capital Markets business constituted approximately 36%, 35% and 36%, respectively, of our total revenues from securities transactions and 9%, 11% and 13%, respectively, of our net revenues.

Trading

We are a market maker in certain equity securities that are traded on the Nasdaq Stock Market. As of March 31, 2005, we made markets in equity securities of approximately 518 corporations, including corporations for which we have acted as a managing or co-managing underwriter of securities offerings. We are also an active market maker and distributor of municipal bonds, particularly bonds issued by municipalities located in the Mid-Atlantic and Southern regions.

A portion of our trading activities is also conducted with other dealers and institutional and individual customers of our branch office system. We designate an amount from trading activities representing a commission to the Private Client business segment when the transaction involves a retail client. In trading equity and debt securities, we maintain positions in the securities to service our customers and accordingly expose our capital to the risk of fluctuations in market value. We realize profits and losses from market fluctuations in these securities, although we generally seek to avoid substantial market risk, and may engage in hedging transactions to reduce risk. Trading profits (or losses) depend upon the skills of the employees engaged in trading activities, the amount of capital allocated to positions in securities, the interest rate environment and the general level of activity and trend of prices in the securities markets.

Among our traders, 47 are involved in trading corporate equity and debt securities, 17 are involved in trading municipal securities, eight are involved in trading mortgage-backed securities and seven are involved in trading government securities.

Investment Banking

For the fiscal years ended March 31, 2005, 2004 and 2003, the revenues we derived from investment banking activities constituted approximately 6%, 8% and 7%, respectively, of our net revenues. At March 31, 2005, we had 115 professionals engaged in investment banking activities, including 75 in corporate finance and 40 in municipal finance. Within our corporate finance investment banking group, our professionals are generally engaged in covering the following industries/practice areas: real estate, life sciences, telecommunications, information technology, financial institutions, education, transportation, strategic advisory and private placements.

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

	Managed or Co-Managed Offerings
	Number of Issues		Amount of Offerings
Fiscal Year Ended March 31,	Corporate	Municipal	Corporate	Municipal
2005	95	261	$31,030,186,000	$6,680,929,000
2004	112	325	47,778,472,000	6,476,916,000
2003	81	297	23,299,850,000	11,111,485,000

	Underwriting Participations
	Number of Issues		Amount of Participation
Fiscal Year Ended March 31,	Corporate	Municipal	Corporate	Municipal
2005	148	285	$3,754,912,000	$3,143,612,000
2004	201	383	3,228,090,000	3,320,378,000
2003	210	311	3,208,279,000	3,121,886,000

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

Structured Products

We include two distinct businesses under this group within our Capital Markets segment. Legg Mason Real Estate Investors is in the business of sponsoring and managing funds that make and invest in real estate loans and other real estate backed securities. Legg Mason Real Estate Services, Inc. engages in the discretionary and non-discretionary management of commercial real estate-related assets primarily for institutional clients.

Research

Our Capital Markets business includes 51 equity analysts who develop investment recommendations and market information with respect to companies and industries. Our equity research has focused primarily on the identification of securities of financially sound, well-managed companies that appear to be undervalued in relation to their long-term earning power or the value of their underlying assets. Our equity research also focuses on companies in certain business sectors, including:

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

Securities Brokerage Operations

Our securities brokerage operations personnel are responsible for the processing of securities transactions; receipt, identification and delivery of funds and securities; internal financial controls; office services; custody of customers’ securities; and the handling of margin accounts. At March 31, 2005, we had 281 full-time employees performing these functions.

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

Employees

At March 31, 2005, we had approximately 5,580 employees. None of our employees is covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory. However, competition for experienced financial services personnel is intense and from time to time we may experience a loss of valuable personnel.

We recognize the importance to all of our businesses of hiring, training and retaining skilled professionals. In our Private Client Group, we train new financial advisors who are required to take examinations recognized by the NYSE, the NASD and various states in order to be registered and qualified, and maintain ongoing training for financial advisors.

Competition

We are engaged in an extremely competitive business. Our competition includes, with respect to one or more aspects of our business, numerous international, national, regional and local asset management firms, broker-dealers and investment banking firms, commercial banks and thrift institutions and other financial institutions. Many of these organizations offer products and services that are similar to, or compete with, those offered by our subsidiaries, have substantially more personnel and greater financial resources than we have and have proprietary access to greater distribution than we have. Discount brokerage firms oriented to the individual investor market, including firms affiliated with banks and mutual fund organizations and on-line brokerage firms, have devoted substantial funds to advertising and direct solicitation of customers in order to increase their share of commission dollars and other securities-related income. In many instances, we are competing directly with these organizations. We also compete for investment funds with banks, insurance companies and investment companies. The principal competitive factors relating to our business are the quality of advice and services provided to investors, the performance records of that advice and services, the reputation of the company providing the services, and the price of the services.

Competition in our business periodically has been affected by significant developments in the financial services industry. See “Factors Affecting the Company and the Financial Services Industry — Industry Changes and Competitive Factors.”

Regulation

The financial services industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Financial services firms are also subject to regulation by securities exchanges, other self-regulatory authorities and state securities commissions in those states in which they conduct business. In addition, financial services firms are subject to regulation by various foreign governments, securities exchanges, central banks and regulatory bodies, particularly in those countries where they have established offices. Due to the extensive laws and regulations to which we are subject, we must devote substantial time and effort to legal and regulatory compliance issues.

Our asset managers and proprietary mutual funds are subject to extensive regulation. Our U.S. asset managers are registered as investment advisors with the SEC and are also required to make notice filings in certain states. Virtually all aspects of the asset management business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit the asset management clients and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict an investment advisor from conducting its asset management business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, limitations on the asset managers engaging in the asset management business for specified periods of time, the revocation of registrations, censures and fines. A regulatory proceeding, regardless of whether it results in a sanction, can require substantial expenditures and can have an adverse effect on the reputation or business of an asset manager.

During the past years, abuses by certain participants in the mutual fund industry, including activities relating to market timing, late trading and selective disclosure of portfolio holdings, prompted legislative and regulatory scrutiny of a wide range of fund-related activities. This scrutiny has resulted in the adoption or proposal of a number of new regulatory rules and legislative initiatives to increase regulatory oversight of the mutual fund and asset management industries. In particular, the SEC has proposed rules designed to strengthen existing prohibitions relating to late trading and adopted or proposed numerous rules to enhance required disclosure of mutual fund policies on a number of subjects, including frequent trading, portfolio holdings dissemination, valuation, portfolio managers, contract renewals and compensation of broker-dealers. In addition, the SEC has also adopted and proposed additional rules addressing changes to mutual funds, corporate governance, the adoption of compliance policies, the designation of a chief compliance officer by funds and investment advisors and the adoption of redemption fees by funds. It is expected that these actions and any additional legislative and regulatory actions taken to address abuses will affect the manner in which funds and their service providers conduct business and could increase fund expenses, or lower management fees, and therefore adversely affect the revenues or profitability of mutual fund businesses.

Our asset management subsidiaries are also subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and related regulations, insofar as they act as a “fiduciary” under ERISA with respect to benefit plan clients. ERISA and related provisions of the Internal Revenue Code impose duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of ERISA plan clients and certain transactions by the fiduciaries (and several other related parties) to the plans. In addition, our trust company subsidiary, Legg Mason Trust, is regulated by the Office of Thrift Supervision, U.S. Department of the Treasury.

Broker-dealers are subject to regulations that cover all aspects of the securities business, including:

•	sales methods;

•	trading practices among broker-dealers;

•	uses and safekeeping of customers’ funds and securities;

•	capital structure and financial soundness of securities firms;

•	recordkeeping; and

•	the conduct of directors, officers and employees.

Additional legislation, changes in rules promulgated by the SEC and self-regulatory authorities, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. Much of the regulation of broker-dealers has been delegated to self-regulatory authorities, principally the NASD and the securities exchanges. These self-regulatory organizations conduct periodic examinations of member broker-dealers in accordance with rules they have adopted and amended from time to time, subject to approval by the SEC. The SEC, self-regulatory authorities and state securities commissions may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. These administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and can have an adverse impact on the reputation or business of a broker-dealer. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of the regulated entity.

Our broker-dealer subsidiaries are required by Federal law to belong to the SIPC. When the SIPC fund falls below a certain amount, members are required to pay annual assessments of up to 1% of adjusted gross revenues, as defined. As a result of adequate fund levels, each of our broker-dealer subsidiaries was required to pay only the minimum annual assessment of $150 in the fiscal year ended March 31, 2005. The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances. We also purchase, from a captive insurance company that we joined with other major U.S. securities brokerage firms to create in December 2003, a bond that provides additional protection for securities held in customer accounts of the net equity in the account in excess of $500,000.

Our international subsidiaries are also subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory bodies, and our offshore proprietary funds are subject to the laws and regulatory bodies of the jurisdictions in which they are domiciled and, for funds listed on exchanges, to the rules of the applicable exchange. Our United Kingdom subsidiaries are subject to the regulatory supervision and requirements of the Financial Services Authority in the United Kingdom, Legg Mason Canada is registered with, and subject to the regulatory supervision of, the Ontario Securities Commission and our Singapore subsidiaries are subject to the regulatory supervision and requirements of the Monetary Authority of Singapore. These regulatory agencies generally have broad supervisory and disciplinary powers, including, among others, the power to set minimum capital requirements, to temporarily or permanently revoke the authorization to carry on regulated business, to suspend registered employees, and to invoke censures and fines for both the regulated business and its registered employees.

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

Rule 15c3-1 provides that a broker-dealer doing business with the public shall not permit its aggregate indebtedness to exceed 15 times its net capital or, alternatively, that it not permit its net capital to be less than 2% of its aggregate debit items (primarily receivables from customers and broker-dealers) computed in accordance with Rule 15c3-3. As of March 31, 2005, our broker-dealer subsidiaries had aggregate net capital of $388.9 million, which exceeded the minimum net capital requirements by $364.6 million.

Under NYSE Rule 326, Legg Mason Wood Walker, as a member organization that carries customer accounts, would be required to reduce its business activities if its net capital, as defined, was less than 4% of aggregate debit items, as defined, and would be precluded from expanding its business if its net capital was less than 5% of aggregate debit items. As of March 31, 2005, Legg Mason Wood Walker’s net capital was 32.6% of its aggregate debit items.

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

Certain of our subsidiaries that operate outside the United States are subject to net capital requirements in the jurisdictions in which they operate. For example, our United Kingdom-based subsidiaries and our Singapore-based subsidiaries are subject to the net capital requirements of the Financial Services Authority and the Monetary Authority of Singapore, respectively.

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

Importance of Investment Performance

We believe that investment performance is one of the most important factors for the growth of our assets under management. Poor investment performance could impair our revenues and growth because:

•	existing clients might withdraw funds in favor of better performing products, which would result in lower investment advisory fees; or

•	our ability to attract funds from existing and new clients might diminish.

If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced.

An important component of investment performance is the availability of suitable investment opportunities for new client funds. If an asset management firm is not able to invest new assets in a timely manner, the firm’s investment performance could be adversely affected. Alternatively, an asset management firm that does not have sufficient investment opportunities for new funds may elect to limit its growth, and reduce the rate at which it receives new funds, in order to protect its investment performance. Depending on, among other factors, prevailing market conditions, an asset management firm’s investment style, and the market sectors and types of opportunities in which an asset management firm typically invests (such as less capitalized companies in which relatively smaller investments are typically made), the risks of not having sufficient investment opportunities may increase when an asset management firm increases its assets under management very quickly. A number of our asset management subsidiaries, including Royce & Associates and Private Capital Management, have had large increases in their assets under management in recent years. Two of The Royce Funds are currently closed to new investors. Royce & Associates primarily invests in small-cap and micro-cap companies. Private Capital Management is an all-cap manager that focuses to a significant degree on companies with market capitalizations between $500 million and $20 billion. Consistent with its investment style, the pace of Private Capital Management’s investment of new client assets may be significantly impacted by its view of the current market conditions. If our asset management subsidiaries are not able to identify sufficient investment opportunities for new client funds, their investment performance or ability to continue to grow may be reduced.

Assets Under Management May Be Withdrawn

Our investment advisory and administrative contracts are generally terminable at will or upon relatively short notice, and mutual fund investors may redeem their investments in the funds at any time without prior notice. Institutional and individual clients can terminate their relationships with us, reduce the aggregate amount of assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, changes in investment preferences of clients, changes in our reputation in the marketplace, changes in management or control of clients or third party distributors with whom we have relationships, loss of key investment management personnel and financial market performance. In a declining stock market, the pace of mutual fund redemptions and withdrawal of assets from other accounts could accelerate. Poor performance relative to other investment management firms tends to result in decreased purchases of fund shares, increased redemptions of fund shares, and the loss of institutional or individual accounts. The decrease in revenues that could result from any such event could have a material adverse effect on our business.

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

Industry Changes and Competitive Factors

The financial services businesses in which we are engaged are extremely competitive. Competition includes numerous international, national, regional and local asset management firms, broker-dealers and investment banking firms, commercial bank and thrift institutions, and other financial institutions. Many of these organizations offer products and services that are similar to, or compete with, those offered by our subsidiaries, have substantially more personnel and greater financial resources than we do and have proprietary access to more distribution than we have. We also compete for investment funds with banks, insurance companies and investment companies. Our ability to compete may be adversely affected if our subsidiaries lose key employees or underperform in comparison to relevant benchmarks or peer groups.

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

We compete with a number of firms that offer discount brokerage services to individual investors, including on-line brokerage firms and affiliates of banks and mutual fund organizations. These firms generally effect transactions at substantially lower commission rates on an “execution only” basis, including through the Internet, without offering other services, like investment and financial advice and research, that are provided by “full-service” brokerage firms such as us. Increases in the number of discount brokerage firms or services provided by these firms may adversely affect us. In addition, some full-service brokerage firms provide customers discount services, including on-line trading over the Internet. Our Private Client business may be adversely affected by the demand for and availability of on-line securities trading.

In the investment banking business, competitors have increasingly been utilizing their capital in order to secure business from potential clients. For example, competitors will make loans to potential clients or agree to make principal investments in investment banking transactions or in situations that are expected to lead to investment banking transactions. Our ability to maintain and grow our investment banking business could be harmed by this trend. To the extent we utilize our capital to compete for investment banking business, we are subject to typical investment risks, including that we fail to receive any return from the investment or that we lose all or a portion of the capital invested.

Ability to Continue Growth and Maintain Fee Levels

Our net revenues increased 24% and 29% in the fiscal years ended March 31, 2005 and 2004, respectively, while over the same periods our diluted earnings per share increased 33% and 49%. There can be no assurance that we will be able to continue to grow our business, or that our subsidiaries will be able to maintain their performance, at historical levels or at currently anticipated levels.

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

In the fiscal years ended March 31, 2005 and 2004, we earned $241.2 million and $190.1 million, respectively, in revenues from asset-based investment fund distribution and service fees. A substantial majority of these revenues were distribution fees paid to Legg Mason Wood Walker by the Legg Mason Funds in accordance with Rule 12b-1 promulgated under the Investment Company Act of 1940 (“Rule 12b-1”). We believe that these distribution fees are a critical element in the distribution of the Legg Mason Funds. There have been suggestions from regulatory agencies and other industry participants that Rule 12b-1 distribution fees in the mutual fund industry should be reconsidered and, potentially, reduced or eliminated. We believe that distribution related fees paid to financial advisors will remain a key element in the mutual fund industry. However, an industry-wide reduction or restructuring of Rule 12b-1 distribution fees could have a material adverse effect on our ability to distribute Legg Mason sponsored mutual funds and on our revenues and earnings.

Strategic Transactions

As part of our business strategy, we regularly review, and from time to time have discussions with respect to potential strategic transactions, including potential acquisitions, dispositions, consolidations, joint ventures or similar transactions, some of which may be material. There can be no assurance that we will find suitable candidates for strategic transactions at acceptable prices, have sufficient capital resources to accomplish our strategy, or be successful in entering into agreements for desired transactions. In addition, these transactions typically involve a number of risks and present financial, managerial and operational challenges, including:

•	adverse effects on our reported earnings per share in the event acquired intangible assets or goodwill become impaired;

•	existence of unknown liabilities or contingencies that arise after closing; and

•	potential disputes with counterparties.

Acquisitions also pose the risk that any business we acquire may lose customers or employees or could under-perform relative to expectations. We could also experience financial or other setbacks if transactions encounter unanticipated problems, including problems related to execution or integration. Strategic transactions typically are announced when they remain subject to numerous closing conditions, contingencies and approvals and there is no assurance that any announced transaction will actually be consummated. The failure to consummate an announced transaction could have an adverse effect on us. Future transactions may also further increase our leverage or, if we issue equity securities to pay for acquisitions, dilute the holdings of our existing stockholders.

Regulatory Matters/Conflicts of Interest

Our business is subject to regulation by various regulatory authorities that are charged with protecting the interests of broker-dealers’ and investment advisors’ customers. See “Regulation.” We could be subject to civil liability, criminal liability, or sanction, including revocation of our subsidiaries’ registrations as investment advisers or broker-dealers, revocation of the licenses of our employees, censures, fines, or temporary suspension or permanent bar from conducting business, if we violate such laws or regulations. Any such liability or sanction could have a material adverse effect on our financial condition, results of operations, and business prospects. In addition, the regulatory environment in which we operate frequently changes and has seen significant increased regulation in recent years. We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations. Our business and results of operations can also be adversely affected by Federal, state and foreign regulatory issues and proceedings.

Starting in September 2003, we have responded to inquiries from the office of the New York Attorney General and the Securities and Exchange Commission relating to their industry-wide mutual fund probes. Legg Mason Wood Walker has been cooperating with two separate investigations undertaken by the Securities and Exchange Commission staff (the “Staff”) that arose out of those inquiries. One investigation is ongoing, and we are not currently able to predict the outcome of that investigation, or to predict what effect, if any, that investigation will have on our business or results of operations. With respect to the Staff’s other investigation,

Legg Mason Wood Walker is in negotiations with the Staff to resolve all aspects of that investigation and recorded a $1.2 million charge in the September 2004 quarter. While no settlement with the Securities and Exchange Commission has been reached and no assurance can be given that this matter will be settled consistent with the amount reserved, we do not expect that a settlement of that investigation will be material to our business and results of operations.

Our reputation is one of our most important assets. As we have expanded the scope of our businesses and our client base, we increasingly have to address conflicts of interest. In addition, the SEC and other regulators have increased their scrutiny of potential conflicts of interest. We have procedures and controls that are designed to address these issues. However, appropriately dealing with conflicts of interest is complex and difficult and if we fail, or appear to fail, to deal appropriately with conflicts of interest, we could face reputational damage, litigation or regulatory proceedings or penalties, any of which may adversely affect our revenues or earnings.

Financial scandals have led to insecurity and uncertainty in the financial markets. In response to these scandals, the Sarbanes-Oxley Act of 2002 effected significant changes to corporate governance, accounting requirements and corporate reporting. This law generally applies to all companies, including us, with equity or debt securities registered under the Securities Exchange Act of 1934, as amended. We have taken numerous actions, and incurred substantial expenses, over the last two and a half years to comply with the Sarbanes-Oxley Act, related regulations promulgated by the Securities and Exchange Commission and other corporate governance requirements of the New York Stock Exchange.

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

Our businesses entail the inherent risk of liability related to litigation from clients or third party vendors and actions taken by regulatory agencies. To help protect against these potential liabilities, we purchase insurance in amounts, and against risks, that we consider appropriate. There can be no assurance, however, that a claim or claims will be covered by insurance or, if covered, will not exceed the limits of available insurance coverage, that any insurer will remain solvent and will meet its obligations to provide us with coverage or that insurance coverage will continue to be available with sufficient limits at a reasonable cost. Over the last several years, insurance expenses have increased and we expect further increases to be significant going forward. In addition, certain insurance coverage may not be available or may only be available at prohibitive costs. Renewals of insurance policies may expose us to additional costs through higher premiums or the assumption of higher deductibles or co-insurance liability.

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

Operational Risks

In our securities business, there is considerable fluctuation during any year and from year-to-year in the volume of transactions we must process. We record transactions and post our books on a daily basis. Operations personnel monitor day-to-day operations to determine compliance with applicable laws, rules and regulations. In our asset management business, we must be able to consistently and reliably obtain securities pricing information, process client and investor transactions and provide reports and other customer service to our clients and investors. Any failure to keep current and accurate books and records can render us liable to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our clients. If any of our financial, accounting or other data processing systems do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer an impairment to our liquidity, a financial loss, a disruption of our businesses, liability to clients, regulatory problems or damage to our reputation. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings.

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

Potential Impairment of Goodwill and Intangible Assets

At March 31, 2005, we had intangible assets of $456.1 million and goodwill of $993.4 million. Determining goodwill and intangible assets, and evaluating them for impairment, requires significant management estimates and judgment, including estimating value and assessing life in connection with the allocation of purchase price in the acquisition creating them. Any impairment of goodwill or intangibles could have a material adverse effect on our results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Intangible Assets and Goodwill.”

Performance-based Fee Arrangements

A portion of our investment advisory and related fee revenues is derived from performance fees. Our asset management subsidiaries earn performance fees under some of their client agreements if the investment performance in the portfolio meets or exceeds a specified benchmark. If the investment performance does not meet or exceed the investment return benchmark for a particular period, the subsidiary will not generate a performance fee for that period and, if the benchmark is based on cumulative returns, the subsidiary’s ability to earn performance fees in future periods may be impaired. During the fiscal years ended March 31, 2005, 2004 and 2003, $48.9 million, $41.5 million and $21.6 million, respectively, of our $1.7 billion, $1.2 billion and $860.3 million in investment advisory and related fee revenues were performance fees. Performance fees may become more common in our industry. An increase in performance-based fee arrangements with our clients could create greater fluctuations in our revenues.

International Operations

A number of our subsidiaries operate in Canada, the United Kingdom and Singapore on behalf of international clients. We also have offices in Spain and Switzerland and a number of proprietary funds that are domiciled outside the U.S. Our international operations require us to comply with the legal requirements of foreign jurisdictions, expose us to the political consequences of operating in foreign jurisdictions and subject us to expropriation risks, expatriation controls and potential adverse tax consequences which, among other things, make it more difficult to manage the cash that we generate outside the U.S. Our foreign business operations are also subject to the following risks:

•	difficulty in managing, operating and marketing our international operations;

•	fluctuations in currency exchange rates which may result in substantial negative effects on assets under management, revenues or net income; and

•	significant adverse changes in foreign legal and regulatory environments.

ITEM 2. PROPERTIES.

We lease all of our office space. Our headquarters, Baltimore sales office and certain other functions are located in an office building in which we are the major tenant. In that building, we currently occupy approximately 385,000 square feet with annual base rent of approximately $8.0 million. The initial term of the lease will expire in September 2009, with two renewal options of eight years each.

Our brokerage operations and technology functions are housed in a separate office building in which we are the sole tenant, currently occupying approximately 120,000 square feet with annual base rent of approximately $2.1 million. The initial term of the lease will expire in April 2011, and it contains two renewal options of five years each.

Western Asset Management is housed in an office building in Pasadena, California in which Western Asset Management currently occupies approximately 173,000 square feet with annual base rent of approximately $4.4 million. The initial term of the lease expires in April 2014, with two renewal options of five years each.

Information concerning the location of our retail sales offices is contained in Item 1 of this Report. See Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Report for a discussion of our lease obligations.

ITEM 3. LEGAL PROCEEDINGS.

Our subsidiaries are the subject of customer complaints, have been named as defendants or codefendants in various lawsuits alleging substantial damages and have been involved in certain governmental and self-regulatory agency investigations and proceedings. These proceedings arise primarily from securities brokerage, asset management and investment banking activities. Some of these proceedings relate to public offerings of securities in which one or more of our subsidiaries participated as a member of the underwriting syndicate. We are also aware of litigation against certain underwriters of offerings in which one or more of our subsidiaries was a participant, but where the subsidiary is not now a defendant. In these latter cases, it is possible that a subsidiary may be called upon to contribute to settlements or judgments. While the ultimate resolution of threatened and pending litigation and other matters cannot be currently determined, in the opinion of our management, after consultation with legal counsel, the resolution of these matters will not have a material adverse effect on our financial position. However, our results of operations could be materially affected during any period if liabilities in that period differ from our prior estimates, and our cash flows could be materially impacted during any period in which these matters are resolved. See Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY.

Information (not included in our definitive proxy statement for the 2005 Annual Meeting of Stockholders) regarding certain of our executive officers is as follows:

Peter L. Bain, age 46, was elected Senior Executive Vice President of Legg Mason in July 2004 and currently has primary responsibility for our administrative functions. Mr. Bain became Executive Vice President of Legg Mason in July 2001 and was head of our wealth management investment advisory group from June 2000 through July 2003. From 1995 to 2000, Mr. Bain was a Managing Director of Berkshire Capital Corporation, a privately held investment bank, and from 1997 to 2000 he was a member of the Management Committee of that company.

F. Barry Bilson, age 52, was elected Senior Vice President of Legg Mason in October 1998. Mr. Bilson was Vice President-Finance of Legg Mason from June 1984 through October 1998. Mr. Bilson has served in various financial management capacities since joining us in 1981 and presently has responsibility for business development projects. Mr. Bilson is a certified public accountant.

Deepak Chowdhury, age 46, was elected Senior Vice President of Legg Mason in October 2003 and of Legg Mason Wood Walker in August 2003. Mr. Chowdhury has served in a number of capacities in our asset management business since joining us in 1997. He is presently the Chief Executive Officer of Legg Mason Investments and is responsible for the Wealth Management division of our asset management business.

Charles J. Daley, Jr., age 43, was elected Senior Vice President, Principal Financial Officer and Treasurer of Legg Mason in January 2002 and of Legg Mason Wood Walker in December 2001. He had been Vice President of Legg Mason since July 1999 and of Legg Mason Wood Walker since January 1999. Mr. Daley served as Controller of Legg Mason from July 2001 to July 2002 and of Legg Mason Wood Walker from January 1999 through December 2001. Mr. Daley is a certified public accountant.

Mark R. Fetting, age 50, was elected Senior Executive Vice President of Legg Mason in July 2004. Mr. Fetting had been Executive Vice President of Legg Mason since July 2001 and, from June 2000 until July 2001, he served as a Senior Advisor to Legg Mason. From 1991 to 2000, Mr. Fetting was Division President and Senior Officer of Prudential Financial Group, Inc., a financial services company. Mr. Fetting functions as

President of our Asset Management business segment and is a director of 22 funds within the Legg Mason mutual funds complex, Batterymarch U.S. Small Capitalization Equity Portfolio and 21 funds within the Royce & Associates mutual funds complex.

Richard J. Himelfarb, age 63, has served as a director of Legg Mason since November 1983 and Legg Mason Wood Walker since January 2005. Mr. Himelfarb was elected Executive Vice President of Legg Mason and Legg Mason Wood Walker in July 1995. He is responsible for supervising our corporate and real estate finance activities.

Thomas P. Mulroy, age 44, was elected Executive Vice President of Legg Mason in July 2002 and of Legg Mason Wood Walker in November 2000. Mr. Mulroy became a Senior Vice President of Legg Mason in July 2000 and Legg Mason Wood Walker in August 1998. From 1986 through 1998, Mr. Mulroy held various positions in Legg Mason Wood Walker’s equity capital markets operations. Mr. Mulroy has responsibility for Legg Mason Wood Walker’s equity institutional sales, trading and research.

Robert G. Sabelhaus, age 57, was elected Executive Vice President of Legg Mason in July 2001 and of Legg Mason Wood Walker in August 1993. Mr. Sabelhaus is an executive officer responsible for the private client brokerage division of Legg Mason Wood Walker.

Timothy C. Scheve, age 47, was elected Senior Executive Vice President of Legg Mason in July 2000, President of Legg Mason Wood Walker in August 2003 and Chief Executive Officer of Legg Mason Wood Walker in February 2004. He had been Executive Vice President of Legg Mason and of Legg Mason Wood Walker since January 1998. Mr. Scheve has served in various financial and administrative capacities since joining us in 1984 and presently has primary responsibility for our securities brokerage business.

Elisabeth N. Spector, age 57, was elected Senior Vice President of Legg Mason in January 1994. She has general responsibilities in business strategy.

Joseph A. Sullivan, age 47, was elected Executive Vice President of Legg Mason in July 2003 and of Legg Mason Wood Walker in August 2003. Mr. Sullivan had been Senior Vice President of Legg Mason since July 2000 and of Legg Mason Wood Walker since August 1994. Mr. Sullivan manages Legg Mason Wood Walker’s fixed income group and has responsibility for the general oversight of the municipal and taxable fixed income banking, research, institutional sales, trading and underwriting functions of Legg Mason Wood Walker.

Edward A. Taber, III, age 61, was elected Executive Vice President of Legg Mason in July 1995. He is responsible for the Institutional division of our asset management business. Mr. Taber is a director of the Western Asset Funds, Inc., a mutual fund consisting of 12 portfolios.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of Legg Mason, Inc. common stock are listed and traded on the New York Stock Exchange (symbol LM). As of March 31, 2005, there were 2,456 holders of record of Legg Mason’s common stock. Information with respect to our dividends and stock prices is as follows:

	Quarter ended*
	Mar. 31	Dec. 31	Sept. 30	June 30
Fiscal 2005
Cash dividend declared per share	$0.15	$0.15	$0.15	$0.10
Stock price range:
High	85.07	73.70	60.84	66.40
Low	68.10	52.48	48.95	55.67
Fiscal 2004
Cash dividend declared per share	$0.10	$0.10	$0.10	$0.07
Stock price range:
High	63.61	56.77	51.47	44.67
Low	51.77	48.25	43.18	32.47

*	Adjusted to reflect a 3-for-2 stock split paid in September 2004.

We expect to continue paying cash dividends. However, the declaration of dividends is subject to the discretion of our Board of Directors. In determining whether to declare dividends, or how much to declare in dividends, our Board will consider factors it deems relevant, which may include our results of operations and financial condition, our financial requirements, general business conditions and the availability of funds from our subsidiaries, including all restrictions on the ability of our subsidiaries to provide funds to us.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of March 31, 2005.

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	14,383,120	(1)	$29.90	(2)	10,159,545	(3)(4)

Equity compensation plans not approved by stockholders	1,488,251	(5)	—	(6)	—	(7)

Total	15,871,371	(1)(5)	$29.90	(2)(6)	10,159,545	(3)(4)(7)

(1)	Includes 3,420,151 shares of Legg Mason Common Stock (“Common Stock”) that are held in a trust pending distribution of phantom stock units. The phantom stock units, which are converted into shares of Common Stock on a one-for-one basis upon distribution, were granted to plan participants upon their deferral of compensation or dividends paid on phantom stock units. When amounts are deferred, participants receive a number of phantom stock units equal to the deferred amount divided by 90% to 95% of the fair market value of a share of Common Stock.

(2)	Does not include phantom stock units that will be converted into Common Stock on a one-for-one basis upon distribution at no additional cost, but were acquired as described in footnote (1).
(3)	In addition, an unlimited number of shares of Common Stock may be issued under the Legg Mason Wood Walker, Incorporated Deferred Compensation/Phantom Stock Plan upon the distribution of phantom stock units that may be acquired in the future as described in footnote (1).
(4)	5,799,243 of these shares may be issued under our omnibus equity plan as stock options, restricted or unrestricted stock grants or any other form of equity compensation. 627,618 of these shares may be issued under the Legg Mason, Inc. Stock Option Plan for Non-Employee Directors as stock options. 3,732,684 of these shares may be purchased under our employee stock purchase plan, which acquires the shares that are purchased thereunder in the open market.
(5)	Includes 1,439,800 shares of Common Stock that are held in a trust pending distribution of phantom stock units. The phantom stock units, which are converted into shares of Common Stock on a one-for-one basis upon distribution, were granted to plan participants upon their deferral of compensation or dividends paid on phantom stock units or receipt of the right to receive deferred bonuses. When amounts were deferred, participants received a number of phantom stock units equal to the deferred amount divided by the fair market value, or 95% of the fair market value, of a share of Common Stock. Also includes 48,451 shares of Common Stock issuable under the Howard Weil Plan (as defined below).
(6)	Phantom stock units are converted into Common Stock on a one-for-one basis upon distribution at no additional cost, but were acquired as described in footnote (5). The Howard Weil Plan provides for the issuance of shares of Common Stock upon the occurrence of certain events at no additional cost to the recipient. However, these rights were acquired upon the recipients’ deferral of compensation or dividends on rights held with a value equal to the market value of the shares acquirable under the plan.
(7)	During the fiscal year ended March 31, 2005, we adopted programs under our stockholder-approved omnibus equity plan to replace our active phantom stock and retention plans that have not been approved by our stockholders, and we ceased issuing additional phantom stock units under these plans. As a result, the only shares of Common Stock that will be distributed under these plans in the future are the shares currently held in the trust pending distribution of phantom stock units. Under the Howard Weil Plan, 48,451 shares of Common Stock are currently held in a trust to be issued under the plan. However, dividends on these shares are reinvested in the right to receive additional shares of Common Stock, which are purchased in the market to fulfill this obligation.

We have six equity compensation plans that have not been approved by our stockholders. During the fiscal year ended March 31, 2005, we stopped granting additional deferred bonuses or other awards, deferring employee income, or granting additional shares to reflect dividends under all of these plans that were active. These plans (other than the Howard Weil Plan) have been replaced for purposes of future awards (including awards to reflect dividends paid on shares of phantom stock previously granted) with programs under our stockholder-approved omnibus equity plan. As a result, these plans (other than the Howard Weil Plan) will apply in the future only to the distribution of phantom stock units and interest accounts that were previously granted. For all of these plans, we have issued to a trust shares of our Common Stock that are available for distributions under the plans. Our equity compensation plans that have not been approved by our stockholders are:

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

Legg Mason Wood Walker, Incorporated Private Client Group Deferred Compensation Plan (“PCG Plan”) and Financial Advisor Retention Plan (“FA Plan”)

Under the PCG Plan, financial advisors in our Private Client Group were eligible to earn deferred bonuses in each calendar year based upon several performance measures. In calendar year 2002, the PCG Plan was replaced with the FA Plan. Under the FA Plan, financial advisors in our Private Client Group were eligible to earn in each calendar year the right to receive future retention bonuses based upon several performance measures. Deferred bonuses under the PCG Plan and future retention bonuses under the FA Plan were deemed invested in either an interest account or a “phantom stock” account. Amounts deemed invested in phantom stock accounts were credited as a number of phantom stock units based on a unit price equal to the market price for a share of Legg Mason Common Stock. The number of phantom stock units credited to an account will be adjusted until the bonuses are payable to account for any stock dividends, stock splits and similar events. Dividends paid on Common Stock were credited to phantom stock accounts by adding a number of phantom stock units based on a unit price equal to 95% of the market price for a share of Common Stock. Amounts deemed invested in interest accounts are credited annually with interest. Deferred bonuses under the PCG Plan vest at the end of the sixth calendar year after they are credited. Retention bonuses under the FA Plan are payable at the end of the sixth calendar year after the rights to receive them are granted. Deferred bonuses under the PCG Plan and retention bonuses under the FA Plan are subject to forfeiture if the recipient’s employment with us terminates prior to the vesting or payment date, other than a termination as a result of death, disability or retirement. Vested deferred bonuses under the PCG Plan are distributed to the recipient, at the election of the recipient, upon either (i) the date they vest or (ii) the date the recipient’s employment with us terminates. Upon a distribution under the PCG Plan, the participant receives (in a lump sum or in periodic installments, at the participant’s election) a number of shares of Common Stock equal to the number of phantom stock units that are to be distributed, or cash in the amount of the balance of the interest account to be distributed. When retention bonuses are paid under the FA Plan, the recipient receives a number of shares of Common Stock equal to the number of phantom stock units that are to be distributed, or cash in the amount of the balance of the interest account to be distributed.

Legg Mason Wood Walker, Incorporated Key Employee Phantom Stock Agreements (the “Key Employee Agreements”)

Under the Key Employee Agreements, certain employees, as part of their recruitment by our Private Client Group, were offered deferred compensation bonuses credited within the first year of their employment. Deferral amounts under the Key Employee Agreements were deemed invested in “phantom stock” units based on a unit price equal to the market price for a share of Legg Mason Common Stock. The number of phantom stock units credited to an account will be adjusted until the bonuses are payable to account for any stock dividends, stock splits and similar events. Dividends paid on Common Stock were credited to phantom stock accounts by adding a number of phantom stock units based on a unit price equal to 95% of the market price for a share of Common Stock. A portion of the deferred amounts under the Key Employee Agreements vests each year over a period of five years, and deferred amounts are subject to forfeiture if the recipient’s employment with us terminates prior to the vesting date, other than a termination as a result of death or disability. Vested deferred amounts are distributed to the recipient, at the election of the recipient, upon one of (i) the date they vest, (ii) the date the entire deferred amount vests, or (iii) the date the recipient’s employment with us terminates. Upon a distribution, the participant receives (in a lump sum or in periodic installments, at the participant’s election) a number of shares of Common Stock equal to the number of phantom stock units that are to be distributed.

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

Legg Mason Wood Walker, Incorporated Producing Branch Manager Retention Plan (the “Branch Manager Plan”)

Under the Branch Manager Plan, certain branch managers in our Private Client Group were eligible to earn the right to receive deferred bonuses and retention bonuses. Rights to receive deferred and retention bonuses were awarded in tandem under the Branch Manager Plan following each fiscal year based on the income earned by eligible branch managers during the fiscal year. When the right to receive a deferred bonus and retention bonus was awarded, the bonuses were deemed invested in either an interest account or a “phantom stock” account. Amounts deemed invested in phantom stock accounts were credited as a number of phantom stock units based on a unit price equal to the market price for a share of Legg Mason Common Stock. The number of phantom stock units credited to an account will be adjusted until the bonuses are payable to account for any stock dividends, stock splits and similar events. Dividends paid on Common Stock were credited to phantom stock accounts by adding a number of phantom stock units based on a unit price equal to 95% of the market price for a share of Common Stock. Amounts deemed invested in interest accounts are annually credited with interest. Deferred bonuses under the Branch Manager Plan are payable on the earlier of (i) the end of the sixth fiscal year after the rights to receive them are granted and (ii) the date the applicable recipient’s employment with us terminates. Retention bonuses under the Branch Manager Plan are payable at the end of the sixth fiscal year after the rights to receive them are granted, and rights to receive retention bonuses are subject to forfeiture if the applicable recipient’s employment with us terminates prior to the end of that sixth year, other than a termination as a result of death, disability or retirement. When bonuses are paid under the Branch Manager Plan, the recipient receives a number of shares of Common Stock equal to the number of phantom stock units that are to be distributed, or cash in the amount of the balance of the interest account to be distributed.

Howard, Weil, Labouisse, Friedrichs, Inc. Equity Incentive Plan

Under the Howard Weil Plan, certain employees of Howard, Weil, Labouisse, Friedrichs, Inc. (“Howard Weil”) were entitled to defer their receipt of compensation. The deferred amounts were deemed invested in Voting Stock of Howard Weil. When we acquired Howard Weil in 1987, the deferred amounts were funded by placing Howard Weil stock into a trust, and the stock in the trust was converted into Legg Mason Common Stock. Since the acquisition, no additional amounts have been deferred under the Howard Weil Plan. However, the Howard Weil Plan governs the distribution of shares from the trust to participants. In addition, dividends paid on the shares held in the trust are used to purchase additional shares of Legg Mason Common Stock in the open market, which are then credited to the accounts of participants.

Purchases of our Common Stock

The following table sets out information regarding our purchases of Legg Mason Common Stock during the quarter ended March 31, 2005:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs (2)	(d) Maximum number of shares that may yet be purchased under the plans or programs (2)
January 1, 2005 Through January 31, 2005	11,585	$73.04	—	1,048,800
February 1, 2005 Through February 28, 2005	20,927	79.77	—	1,048,800
March 1, 2005 Through March 31, 2005	3,661	83.13	—	1,048,800

Total	36,173	$77.95	—	1,048,800

(1)	All shares were acquired through the surrender of shares by option holders to pay the exercise price of stock options.
(2)	On October 23, 2001, we announced via press release that our board of directors had authorized Legg Mason, Inc. to purchase up to 4.5 million shares of Legg Mason Common Stock in open-market purchases. There was no expiration date attached to the authorization.

ITEM 6. SELECTED FINANCIAL DATA.

(Dollars in thousands, except per share amounts or unless otherwise noted)
	Years Ended March 31,
	2005	2004	2003	2002	2001
Operating Results (1)
Total revenues	$2,489,552	$2,004,267	$1,586,343	$1,548,893	$1,505,952
Interest expense	80,844	63,155	85,997	125,342	173,359
Net revenues	2,408,708	1,941,112	1,500,346	1,423,551	1,332,593
Non-interest expenses	1,750,001	1,468,803	1,193,490	1,172,408	1,071,324
Earnings from continuing operations before income tax provision	658,707	472,309	306,856	251,143	261,269
Income tax provision	250,276	181,701	117,424	99,476	107,818
Earnings from continuing operations	408,431	290,608	189,432	151,667	153,451
Discontinued operations, net of taxes	—	675	1,477	1,269	2,779
Gain on sale of discontinued operations, net of taxes	—	6,481	—	—	—
Net earnings	$408,431	$297,764	$190,909	$152,936	$156,230
Per Common Share (2)
Earnings per share:
Basic	$3.95	$2.97	$1.93	$1.56	$1.63
Diluted	3.53	2.65	1.78	1.45	1.53
Weighted average shares outstanding (in thousands):
Basic	103,428	100,292	99,002	97,816	95,690
Diluted	117,074	114,049	109,697	107,858	101,874
Dividends declared	$.550	$.373	$.287	$.260	$.233
Book value	20.97	15.18	12.39	10.80	9.43
Financial Condition
Total assets	$8,219,472	$7,282,483	$6,067,450	$5,939,614	$4,687,626
Long-term debt	811,164	794,238	786,753	779,463	99,770
Notes payable of finance subsidiaries(3)	—	—	—	97,659	119,200
Total stockholders’ equity	2,293,146	1,559,610	1,247,957	1,084,548	927,720

(1)	Restated to reflect discontinued mortgage banking and servicing operations, where applicable.
(2)	Adjusted to reflect September 2004 stock split. Diluted earnings per share and weighted average diluted shares outstanding have been restated as required by EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” where applicable.
(3)	Non-recourse, secured fixed-rate notes of Legg Mason Investments’ finance subsidiaries, the proceeds of which were invested in financial instruments with similar maturities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We currently operate in the following business segments: Asset Management, Private Client and Capital Markets. The corporate revenues and expenses that are not allocated to the business segments are reported separately as Corporate. Business segment classifications are based upon factors such as the services provided and distribution channels utilized. Certain services that we offer are provided to clients through more than one of our business segments. We allocate certain common income and expense items among our business segments based upon various methodologies and factors. These methodologies are by their nature subjective and are reviewed periodically by management. Business segment results may reflect reallocations of revenues and expenses that result from changes in methodologies, but any reallocations will have no effect on our consolidated results of operations. There were no material changes in methodologies during fiscal 2005.

Asset Management provides investment advisory services to institutional and individual clients and to company-sponsored investment funds. The primary sources of revenue in Asset Management are investment advisory, distribution and administrative fees, which typically are calculated as a percentage of the assets in the account and vary based upon factors such as the type of underlying investment product, the amount of assets under management and the type of services that are provided. In addition, performance fees may be earned on certain investment advisory contracts for exceeding performance benchmarks. Distribution fees earned on company-sponsored investment funds are reported in Asset Management when the fund is sold through its marketing channels and in the Private Client segment when the fund is sold through its branch distribution network. Revenues from Asset Management tend to be more stable than those from Private Client and Capital Markets because they are less affected by changes in securities market conditions.

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

Capital Markets consists of our equity and fixed income institutional sales and trading and corporate and public finance investment banking. The primary sources of revenue for equity and fixed income institutional sales and trading include commissions and principal credits on transactions in both corporate and municipal products. We maintain proprietary fixed income and equity securities inventory primarily to facilitate customer transactions and as a result recognize trading profits and losses from our proprietary trading activities. Investment banking revenues include underwriting fees and advisory fees from private placements and mergers and acquisitions. Sales credits associated with underwritten offerings are reported in Capital Markets when sold through institutional distribution channels. The results of this business segment also include realized and unrealized gains and losses on investments acquired in connection with merchant and investment banking activities.

In September 2003, we sold the mortgage banking and servicing operation of Legg Mason Real Estate Services, Inc. (“LMRES”), which had been previously reported in Other. Other also included certain unallocated corporate revenues and expenses. Consolidated results for fiscal 2003 have been restated to reflect the historical results of the sold business as discontinued operations and the remaining operations of LMRES in Capital Markets. The corporate revenues and expenses that are not allocated to the business segments are now reported separately as Corporate.

The most significant component of our cost structure is employee compensation and benefits, of which a majority is variable in nature and includes sales commissions that are based upon certain revenues and incentive bonuses that are primarily based upon production levels and/or profitability. Certain other operating costs are fixed in nature, such as occupancy, depreciation and amortization, equipment leasing and fixed contract commitments for market data, communication and technology services, and may not decline with reduced levels of business activity or, conversely, may not rise proportionately with increased business activity.

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

The financial services businesses in which we are engaged are extremely competitive. Our competition includes numerous national, regional and local asset management firms and broker-dealers and commercial banks. The industry has been affected by the consolidation of financial services firms through mergers or acquisitions. The increasing competitive pressures may require us to offer our customers many of the services provided by much larger firms. The industry in which we operate is also subject to extensive regulation under federal and state laws and by securities exchanges and other self-regulatory authorities. Like most firms, we have been impacted by the regulatory and legislative changes in the post-Enron era. In addition, the financial services industry has been the subject of a number of regulatory proceedings and requirements over the last three years, including changes in the relationships of research analysts and investment banking and proceedings regarding a number of mutual funds sales practices. The Sarbanes-Oxley Act of 2002 has required us to implement new policies or review existing policies with respect to corporate governance, auditor independence and internal controls over financial reporting. In addition, various regulatory organizations adopted changes to their rules and policies in response to certain abuses and corporate scandals. Responding to these changes has required us to add employees and incur costs that have impacted our profitability.

All references to fiscal 2005, 2004 or 2003 refer to our fiscal year ended March 31 of that year.

Business Environment

Fiscal 2005 began with uncertainty, as the U.S. presidential and first Iraqi elections approached and the U.S. Federal Reserve indicated plans to increase the federal funds rate at a measured pace. During fiscal 2005, the U.S. Federal Reserve implemented seven 0.25% increases to bring the federal funds rate to 2.75%, up from fiscal 2004’s 1.0%, the lowest level in 45 years. The major equity markets exhibited volatility throughout fiscal 2005. The Dow Jones Industrial Average,1 the Nasdaq2 Composite Index and the S&P 5003 were up 4%, 9% and 8%, respectively, through December 31, 2004 but ended our fiscal year up 1%, unchanged and up 5%, respectively. The market environment for fixed income investments remained extremely challenging. Interest rates, overall, have remained volatile, though with an upside bias. Fixed income investors generally remain cautious, and overall flows and activity in the bond markets have slowed significantly. Thus, the equity and fixed income markets continue to be uncertain and we are unable to predict the impact this will have on our future results.

The financial services industry continues to be impacted by legislative and regulatory changes. Participants in the industry have responded and reacted to numerous regulatory investigations and inquiries, proposals and adoptions of new regulations and revised and enhanced interpretations of existing laws and regulations. Regulatory investigations into mutual fund trading practices within the financial services industry have uncovered instances of conflicts of interest and insufficient internal controls related to mutual funds and have resulted in a negative public perception of the mutual fund industry, numerous regulatory proposals, a strict regulatory environment and significant fines and penalties against, and fee reductions by, a number of financial services companies.

[1]	Dow Jones Industrial Average is a trademark of Dow Jones & Company, which is not affiliated with Legg Mason.
[2]	Nasdaq is a trademark of the Nasdaq Stock Market, Inc., which is not affiliated with Legg Mason.
[3]	S&P 500 is a trademark of Standard & Poor’s, a division of The McGraw-Hill Companies, Inc., which is not affiliated with Legg Mason.

Results of Operations

The following table sets forth, for the periods indicated, items in the Consolidated Statements of Earnings as a percentage of net revenues and the increase (decrease) by item as a percentage of the amount for the previous period:

	Percentage of Net Revenues			Period to Period Change*
	Years Ended March 31,			2005 Compared to 2004	2004 Compared to 2003
	2005	2004	2003
Revenues
Investment advisory and related fees	68.8%	62.7%	57.3%	36.1%	41.5%
Commissions	14.9	17.7	21.1	4.3	8.5
Principal transactions	6.7	8.5	10.5	(2.4)	4.6
Investment banking	5.7	7.7	7.3	(8.5)	37.7
Interest	4.9	4.3	7.1	40.8	(20.6)
Other	2.4	2.3	2.4	30.9	22.3

Total revenues	103.4	103.2	105.7	24.2	26.3
Interest expense	3.4	3.2	5.7	28.0	(26.6)

Net revenues	100.0	100.0	100.0	24.1	29.4

Non-Interest Expenses
Compensation and benefits	54.6	56.0	58.7	21.0	23.6
Communications and technology	4.7	5.0	6.2	18.0	3.0
Occupancy	2.9	3.4	4.2	4.1	6.1
Distribution and service fees	3.1	2.5	1.6	57.5	94.4
Amortization of intangible assets	1.0	1.1	1.5	3.6	(6.5)
Litigation award charge	—	1.0	—	n/m	n/m
Other	6.4	6.7	7.3	18.1	19.0

Total non-interest expenses	72.7	75.7	79.5	19.1	23.1

Earnings from Continuing Operations before Income Tax Provision	27.3	24.3	20.5	39.5	53.9
Income tax provision	10.3	9.3	7.9	37.7	54.7

Earnings from Continuing Operations	17.0	15.0	12.6	40.5	53.4
Discontinued operations, net of taxes	—	—	0.1	n/m	n/m
Gain on sale of discontinued operations, net of taxes	—	0.3	—	n/m	n/m

Net Earnings	17.0%	15.3%	12.7%	37.2	56.0

n/m—not meaningful

* Calculated based on the change in actual amounts between fiscal years as a percentage of the prior year amount.

FISCAL 2005 COMPARED WITH FISCAL 2004

Financial Overview

Legg Mason reported record net revenues, net earnings and diluted earnings per share in fiscal 2005. Net revenues increased 24% to $2.4 billion, primarily due to increased revenues from higher assets under management. Assets under management increased 30% to $372.9 billion, primarily as a result of positive net client cash flows. Net earnings increased 37% to $408.4 million and diluted earnings per share were $3.53, an increase of 33%. The pre-tax profit margin increased to 27.3% from 24.3%. Our earnings per share in fiscal 2005 included the weighted impact of 4.6 million shares that were issued in an underwritten offering of our common stock in December 2004, for net proceeds of approximately $311 million. All share and earnings per share numbers have been restated, where appropriate, for a 3 for 2 stock split effective September 24, 2004. Included in fiscal 2004 is a single litigation award charge of $19.0 million resulting from a jury verdict and subsequent judgment in a civil copyright infringement lawsuit.

Net Revenues

Investment advisory and related fees, including distribution fees from company-sponsored mutual and offshore funds, increased 36% to $1.7 billion, primarily as a result of the combined growth from assets managed by Private Capital Management, L.P. (“PCM”), Western Asset Management Company (“Western Asset”), Royce & Associates, LLC (“Royce”) and Legg Mason Capital Management (“LMCM,” which includes the combined operations of Legg Mason Capital Management and Legg Mason Funds Management). Distribution fees from proprietary investment funds increased $51.1 million to $241.2 million. Investment advisory and related fees represented 69% of consolidated net revenues, up from 63% in the prior year.

Investment Advisory Revenues and Assets Under Management

Assets under management at March 31, 2005 were $372.9 billion, up $86.5 billion or 30% from March 31, 2004. Net client cash flows were responsible for just under 75% of the increase, with market performance, including currency translation, accounting for 20% and the December 31, 2004 acquisition of four offices of Scudder Private Investment Counsel responsible for the remainder. The strong increase in assets under management at Western Asset, our principal fixed income manager, was the primary driver in our equity assets’ declining as a percentage of our total managed assets, from 39% a year ago to 38% at March 31, 2005. Our Institutional asset management division was responsible for 66% of total managed assets at yearend, our Mutual Funds division was responsible for 21% and our Wealth Management division was responsible for 13%.

Assets under management as of March 31, 2005 and 2004 by type are as follows:

	2005*	% of Total	2004*	% of Total	% Change
Equity	$142.9	38.3	$112.3	39.2	27.3%
Fixed Income	230.0	61.7	174.1	60.8	32.1%
Total	$372.9	100.0	$286.4	100.0	30.2%

*  In billions

Assets Under Management by Division (In billions)**

**	Legg Mason Investments Holdings Limited was moved from the Institutional division to the Mutual Funds division for fiscal 2005 to reflect the change in focus of their business from managing assets to distributing investment funds. This change had no material impact on assets under management presented above.

Securities brokerage revenues, including both commissions and principal transactions, increased 2% to $519.9 million, primarily as a result of increases in distribution fees from non-proprietary mutual funds, partially offset by decreases in institutional fixed income trading volume. Commission revenues in fiscal 2004 were reduced by $7.4 million for reimbursements to certain clients for our failure to provide breakpoint discounts in connection with client purchases of non-proprietary front-end load mutual fund shares. Investment banking revenues were $137.3 million, a decrease of 9% over the prior year, primarily as a result of a 44% decrease in retail selling concessions, partially offset by increases in municipal banking and corporate advisory fees. Other revenues increased 31% to $57.4 million, primarily as a result of increased values of firm investments, revenue sharing payments from non-proprietary mutual funds and customer account service fees.

Net interest profit of $37.9 million increased 79% from $21.2 million in the prior year. Interest revenue increased 41% to $118.7 million as a result of substantially higher interest rates earned on customer margin account balances and firm investments. Interest expense increased 28% to $80.8 million as a result of significantly higher interest rates paid on customer credit balances. The net interest profit margin in the current period increased to 31.9% from 25.1% in the prior year, and net interest profit accounted for 5.7% of earnings before income tax provision, up from 4.5% in the prior year.

Non-Interest Expenses

Compensation and benefits increased 21% to $1.3 billion, as a result of increases in profitability-based incentive costs, primarily asset management related, and fixed salaries and benefits primarily as a result of an increased number of full-time employees. However, compensation as a percentage of net revenues declined to 54.6% from 56.0% in the prior year, primarily as a result of a significant increase in revenues from the Asset Management segment that has an overall lower compensation ratio and the impact of fixed compensation costs on significantly higher revenues.

Communications and technology expense increased 18% to $113.6 million from the prior year, primarily as a result of higher technology equipment depreciation, consulting costs and quote service. The relocation of Western Asset to a new office facility was a significant contributor to the increases in technology equipment depreciation and consulting costs.

Occupancy expense rose 4% to $69.2 million in the current year, primarily as a result of increased rent and operating expenses related to Western Asset’s relocation.

Amortization of intangible assets increased 4% to $22.5 million, primarily attributable to the acquisition of four wealth management offices of Scudder Private Investment Counsel by Legg Mason Investment Counsel in December 2004.

In the prior fiscal year, we recorded a litigation award charge of $19.0 million as a result of a jury verdict and subsequent judgment in a copyright infringement lawsuit (see Note 9 of Notes to Consolidated Financial Statements).

Distribution and service fees increased 57% to $75.2 million, primarily as a result of an increase in distribution fees paid to third-party distributors on increased sales and subsequent growth of offshore and Royce funds.

Other expenses increased 18% to $153.7 million in the current fiscal year, primarily as a result of higher promotional costs, increases in management fees related to our international equity sales offices and an increase in professional fees, principally audit and consulting fees as a result of increased legislative and regulatory requirements. The prior year included a $2.3 million fine levied by the Securities and Exchange Commission (“SEC”) and National Association of Securities Dealers (“NASD”) as a result of our failure to provide certain clients the benefit of breakpoint discounts in connection with their purchases of non-proprietary front-end load mutual fund shares.

The provision for income taxes increased 38% to $250.3 million, primarily as a result of the increase in pre-tax earnings. The effective tax rate declined to 38.0% from 38.5% in the prior year’s period due to a lower provision for income tax uncertainties in the current year and the impact of non-deductible breakpoint fines in the prior year.

FISCAL 2004 COMPARED WITH FISCAL 2003

Financial Overview

Legg Mason achieved then record net revenues, net earnings and diluted earnings per share in fiscal 2004. Net revenues increased 29% to $1.9 billion, primarily due to increased revenues from higher assets under management. Assets under management increased 49% to $286.4 billion as a result of approximately equal increases in net client cash flows and market appreciation. Net earnings increased 56% to $297.8 million and diluted earnings per share were $2.65, an increase of 49%. The pre-tax profit margin increased to 24.3% from 20.5%. Included in fiscal 2004 is a single litigation award charge of $19.0 million. Our fiscal 2004 earnings were also affected by the impact of the sale of the mortgage servicing operations of LMRES, which increased net earnings by $6.5 million.

Diluted earnings per share and weighted average diluted shares outstanding have been restated as required by EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” Therefore, our diluted earnings per share for both fiscal years now include the impact of 6.6 million shares that are issuable upon conversion of our zero-coupon contingent convertible senior notes. Previously, the senior notes were not included until the notes became convertible in January 2004.

Net Revenues

Investment advisory and related fees, including distribution fees from company-sponsored mutual and offshore funds, increased 42% to $1.2 billion, primarily as a result of the combined growth from assets managed by PCM, Western Asset, Royce and LMCM. Distribution fees from proprietary investment funds increased $53.0 million to $190.1 million. Investment advisory and related fees represented 63% of consolidated net revenues, up from 57% in fiscal 2003.

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

Securities brokerage revenues increased 7% to $509.0 million, primarily as a result of increases in retail client transaction volume, particularly listed and over-the-counter equities and non-affiliated mutual funds. Commission revenues in fiscal 2004 were reduced by $7.4 million for reimbursements to certain clients for our failure to provide breakpoint discounts in connection with client purchases of non-proprietary front-end load mutual fund shares and $5.6 million as a result of the impact of the sale of our bank brokerage network in fiscal 2003. Investment banking revenues were $150.1 million, an increase of 38% over the prior year, primarily as a result of increases in retail and institutional selling concessions and corporate banking management fees from new issues. Other revenues increased 22% to $43.8 million, primarily as a result of net gains on firm investments.

Net interest profit of $21.2 million increased 5% from $20.2 million in fiscal 2003. Interest revenue declined 21% to $84.3 million as a result of significantly lower interest rates earned on higher average customer and firm investment balances. Interest expense declined 27% to $63.2 million as a result of significantly lower interest rates paid on customer credit account balances and lower amortized issue costs relating to our zero-coupon contingent convertible senior notes, which were fully amortized in the quarter ended June 30, 2003. The net interest profit margin in fiscal 2004 increased to 25.1% from 19.0% in the prior year, and accounted for 4.5% of earnings before income tax provision, down from 6.6% in the prior year.

Non-Interest Expenses

Compensation and benefits increased 24% to $1.1 billion, as a result of increases in profitability-based incentive costs, primarily asset management related, and increased retail financial advisor sales compensation. However, compensation as a percentage of net revenues declined to 56.0% from 58.7% in the prior year, as a result of the impact of fixed compensation costs on increased revenues, a lower percentage of pre-tax profits accrued for corporate executive incentive compensation and lower effective compensation rates.

Communications and technology expense of $96.3 million increased 3% from $93.4 million in fiscal 2003, as increased investments in technology were partially offset by the impact of lower depreciation as a result of assets that became fully depreciated in a prior year.

Occupancy expense rose 6% to $66.5 million in fiscal 2004, primarily as a result of increased rent, equipment depreciation and relocation costs of $1.7 million related to Western Asset’s move to a new office location. We also incurred $1.0 million of additional costs to consolidate two investment advisory subsidiary office locations in New York City.

Amortization of intangible assets declined 6% to $21.8 million, primarily as a result of asset management contracts that were fully amortized during fiscal 2004.

During fiscal 2004, we recorded a litigation award charge of $19.0 million as a result of a jury verdict and subsequent judgment in a copyright infringement lawsuit (see Note 9 of Notes to Consolidated Financial Statements).

Distribution and service fees increased 94% to $47.8 million, primarily as a result of an increase in distribution fees paid to third-party distributors on sales of offshore and Royce funds.

Other expenses increased 19% to $130.1 million in fiscal 2004, primarily due to: an increase of $8.0 million in audit and consulting fees as a result of increased legislative and regulatory requirements and legal fees for litigation; a $2.3 million fine related to our failure to provide certain clients the benefit of breakpoint discounts; stock-based compensation expense of $2.1 million for stock option grants to our non-employee directors; and an increase of $2.0 million in contributions to the Legg Mason charitable foundation. These increases were partially offset by lower expenses related to advances to financial advisors and impairment charges taken on intangible assets in fiscal 2003.

The income tax provision increased 55% to $181.7 million, primarily as a result of the increase in pre-tax earnings. The effective tax rate was 38.5% in fiscal 2004 and 38.3% in fiscal 2003. Fiscal 2004 reflects a lower average effective foreign tax rate, while the prior year benefited from $2.6 million in state income tax refunds.

Results By Segment

Asset Management

				Period to Period Change
	Years Ended March 31,			2005 Compared to 2004	2004 Compared to 2003
(In millions)	2005	2004	2003
Revenues
Investment advisory and related fees	$1,356.4	$975.1	$668.4	39.1%	45.9%
Commissions	20.0	17.8	12.6	12.4	41.3
Interest	12.3	9.0	15.1	36.7	(40.4)
Other	9.5	9.1	1.9	n/m	n/m

Total revenues	1,398.2	1,011.0	698.0	38.3	44.8
Interest expense	42.7	41.7	49.9	2.4	(16.4)

Net revenues	1,355.5	969.3	648.1	39.8	49.6

Non-Interest Expenses
Compensation and benefits	638.6	455.9	318.2	40.1	43.3
Other expenses	252.0	197.1	151.2	27.9	30.4

Total non-interest expenses	890.6	653.0	469.4	36.4	39.1

Earnings from Continuing Operations before Income Tax Provision	$464.9	$316.3	$178.7	47.0	77.0

Profit margin	34.3%	32.6%	27.6%

n/m—not meaningful

Fiscal 2005 Compared with Fiscal 2004

Net revenues in Asset Management increased 40% to $1.4 billion and pre-tax earnings increased 47% to $464.9 million, principally as a result of higher revenues from significantly increased levels of assets under management. Investment advisory and related revenues, including performance fees, increased $381.3 million, with PCM, Western, Royce and LMCM, combined, accounting for $299.3 million (or 78%) of the increase. Performance fees rose $7.4 million to $48.9 million during fiscal 2005. Compensation and benefits expense increased 40%, as a result of increased incentives at subsidiaries operating under revenue sharing arrangements. Compensation as a percentage of net revenues was 47.1% for fiscal 2005, relatively unchanged from 47.0% for fiscal 2004. Other expenses increased $54.9 million, which included a $23.6 million increase in distribution and service fees, primarily paid to third-party distributors on increased sales and subsequent growth of our offshore and Royce funds. In addition, other expenses included an increase of $13.6 million in communication and technology and occupancy expenses, primarily related to Western Asset’s relocation to new office space, and an increase in allocated overhead costs. The pre-tax profit margin increased to 34.3% from 32.6% in the prior year. Asset Management represented 56.3% of consolidated net revenues for the year ended March 31, 2005, an increase from 49.9% in the prior year, and 70.6% of pre-tax earnings, up from 67.0%.

Fiscal 2004 Compared with Fiscal 2003

Net revenues in Asset Management increased 50% to $969.3 million and pre-tax earnings increased 77% to $316.3 million, principally as a result of higher revenues from increased levels of assets under management. Investment advisory and related revenues at PCM, Western Asset, Royce and LMCM, combined, accounted for $238.4 million (or 74%) of the increase, including performance fees. Performance fees rose $20.0 million to $41.5 million. Compensation and benefits expense increased $137.7 million or 43%, as a result of increased incentives at subsidiaries operating under revenue sharing arrangements. Compensation as a percentage of net revenues was 47.0% for fiscal 2004 and 49.1% for fiscal 2003. Other expenses increased $45.9 million, which included a $23.7 million increase in distribution and service fees, primarily paid to third-party distributors on increased sales and subsequent growth of our offshore and Royce funds. The pre-tax profit margin increased to 32.6% from 27.6% in fiscal 2003. Asset Management represented 49.9% of consolidated net revenues for fiscal 2004, an increase from 43.2% in fiscal 2003.

Net Revenues by Division within Asset Management (In millions)*

*    Effective fiscal 2005, Legg Mason Investments Holdings Limited was moved from the Institutional division to the Mutual Funds division to reflect the change in focus of their business from managing assets to distributing investment funds. This change resulted in $54.7 million in net revenues being included in the Mutual Funds division rather than in the Institutional division.

Private Client

				Period to Period Change
	Years Ended March 31,			2005 Compared to 2004	2004 Compared to 2003
(In millions)	2005	2004	2003
Revenues
Investment advisory and related fees	$288.6	$229.3	$183.0	25.9%	25.3%
Commissions	237.9	232.8	212.3	2.2	9.7
Principal transactions	86.4	84.7	81.9	2.0	3.4
Investment banking	26.4	47.4	26.6	(44.3)	78.2
Interest	95.2	67.6	84.1	40.8	(19.6)
Other	40.7	34.7	34.9	17.3	(0.6)

Total revenues	775.2	696.5	622.8	11.3	11.8
Interest expense	34.9	18.7	34.2	86.6	(45.3)

Net revenues	740.3	677.8	588.6	9.2	15.2

Non-Interest Expenses
Compensation and benefits	422.2	394.9	345.7	6.9	14.2
Other expenses	181.7	162.2	165.3	12.0	(1.9)

Total non-interest expenses	603.9	557.1	511.0	8.4	9.0

Earnings from Continuing Operations before Income Tax Provision	$136.4	$120.7	$77.6	13.0	55.5

Profit margin	18.4%	17.8%	13.2%

Fiscal 2005 Compared with Fiscal 2004

Private Client net revenues increased 9% to $740.3 million from $677.8 million in the prior year and pre-tax earnings increased 13% to $136.4 million. Investment advisory and related fees increased $59.3 million, principally as a result of increases in distribution fees on company-sponsored mutual funds and fees earned from fee-based brokerage accounts. Commissions increased $5.1 million as increased sales of non-affiliated mutual funds and the impact of a $7.4 million reduction in mutual fund commissions for breakpoint reimbursements to clients in the prior year were partially offset by lower listed commissions. Investment banking revenues decreased $21.0 million due to a decline in retail corporate selling concessions. Net interest profit in Private Client rose 23% to $60.3 million as a result of higher average interest rates earned on segregated customer and margin account balances and higher levels of customer margin account balances, partially offset by an increase in the interest rates paid on customer credit account balances. Compensation and benefits expense increased $27.3 million, primarily due to increased commissions paid on higher distribution fees from company-sponsored mutual funds and fee-based brokerage revenues, offset in part by a decline in commissions on corporate selling concessions. Compensation as a percentage of net revenues declined to 57.0% in fiscal 2005 from 58.3% in fiscal 2004. Other expenses increased $19.5 million, primarily as a result of an increase in allocated overhead costs. The pre-tax profit margin rose to 18.4% from 17.8% in the prior fiscal year. For the period ended March 31, 2005, Private Client represented 30.7% of consolidated net revenues, a decrease from 34.9% in the prior year, and 20.7% of pre-tax earnings, down from 25.6%, primarily due to the significant increase in Asset Management net revenues, which has a higher profit margin.

Fiscal 2004 Compared with Fiscal 2003

Private Client net revenues increased 15% to $677.8 million from $588.6 million in fiscal 2003 and pre-tax earnings increased 56% to $120.7 million. Investment advisory and related fees increased $46.3 million, principally as a result of increases in distribution fees on company-sponsored mutual funds and fees earned from fee-based brokerage accounts. Commissions increased $20.5 million, primarily due to an increased volume of listed and over-the-counter securities transactions and increased commissions on sales of non-affiliated mutual funds. These increases in commissions were partially offset by the impact of the sale of contracts in our bank brokerage network in fiscal 2003 of $9.9 million and the impact of a $7.4 million reduction in mutual fund commissions for breakpoint reimbursements to clients. Additionally, investment banking revenues increased $20.8 million as a result of increases in retail corporate selling concessions. Compensation and benefits expense increased $49.2 million, primarily due to increased commissions paid on higher distribution fees from company-sponsored mutual funds, commissions and fee-based brokerage revenues. Compensation as a percentage of net revenues decreased slightly to 58.3% in fiscal 2004 from 58.7% in fiscal 2003. The pre-tax profit margin rose to 17.8% from 13.2% in fiscal 2003. Private Client represented 34.9% of consolidated net revenues in fiscal 2004, a decrease from 39.2% in fiscal 2003 due to the significant increase in Asset Management net revenues.

Capital Markets

				Period to Period Change
	Years Ended March 31,			2005 Compared to 2004	2004 Compared to 2003
(In millions)	2005	2004	2003
Revenues
Investment advisory and related fees	$11.3	$12.6	$9.0	(10.3)%	40.0%
Commissions	100.5	92.9	91.8	8.2	1.2
Principal transactions	75.1	80.8	76.2	(7.1)	6.0
Investment banking	110.9	102.7	82.7	8.0	24.2
Interest	9.9	7.5	7.0	32.0	7.1
Other	6.9	1.4	(0.6)	n/m	n/m

Total revenues	314.6	297.9	266.1	5.6	12.0
Interest expense	3.2	2.1	1.9	52.4	10.5

Net revenues	311.4	295.8	264.2	5.3	12.0

Non-Interest Expenses
Compensation and benefits	177.5	173.2	154.1	2.5	12.4
Other expenses	77.7	67.5	58.5	15.1	15.4

Total non-interest expenses	255.2	240.7	212.6	6.0	13.2

Earnings from Continuing Operations before Income Tax Provision	$56.2	$55.1	$51.6	2.0	6.8

Profit margin	18.0%	18.6%	19.5%

n/m—not meaningful

Fiscal 2005 Compared with Fiscal 2004

Capital Markets net revenues increased 5% to $311.4 million from $295.8 million in the prior year and pre-tax earnings increased 2% to $56.2 million. Commissions increased $7.6 million, primarily as a result of increased institutional equity transaction volume. Principal transactions decreased $5.7 million, primarily due to a decline in both institutional taxable and municipal fixed income trading volume. Investment banking revenues increased $8.2 million, primarily as a result of higher corporate advisory and underwriting fees and higher municipal advisory fees, partially offset by a decline in corporate banking management fees. Other revenue increased $5.5 million, primarily due to increased values of firm investments. Compensation and benefits expense increased $4.3 million, primarily as a result of an increase in fixed salaries and benefits, partially offset by a decrease in taxable fixed income commissions and the impact of deferring a portion of commission payouts under a new restricted stock program. Compensation as a percentage of net revenues decreased to 57.0% from 58.6% in the prior year. Other expenses increased $10.2 million, primarily due to an increase in management fees related to our international equity sales offices and an increase in allocated overhead costs. The pre-tax profit margin was 18.0% in fiscal 2005, compared to 18.6% in the prior year. Capital Markets represented 12.9% of consolidated net revenues for fiscal 2005, a decrease from 15.3% in the prior year, and 8.5% of pre-tax earnings, down from 11.6%, primarily due to the significant increase in net revenues in our Asset Management segment, which has a higher profit margin.

Fiscal 2004 Compared with Fiscal 2003

Capital Markets net revenues increased 12% to $295.8 million from $264.2 million in fiscal 2003 and pre-tax earnings increased 7% to $55.1 million. Principal transactions increased $4.6 million, primarily due to higher over-the-counter trading volume. Investment banking revenues increased $20.0 million, primarily as a result of higher corporate banking management fees and selling concessions on new issues and higher corporate advisory fees. Compensation and benefits expense increased 12%, primarily as a result of increased incentive compensation and institutional equity commissions. Compensation as a percentage of net revenues was 58.6%, compared to 58.3% in fiscal 2003. Other expenses increased $9.0 million as a result of increased allocated overhead and communication and technology costs. The pre-tax profit margin decreased to 18.6% from 19.5% in fiscal 2003. Capital Markets represented 15.3% of consolidated net revenues for fiscal 2004, a decrease from 17.6% in fiscal 2003, primarily due to the significant increase in net revenues in our Asset Management segment.

Corporate

	Years Ended March 31,			Period to Period Change
				2005 Compared to 2004	2004 Compared to 2003
(In millions)	2005	2004	2003
Revenues
Interest	$1.3	$0.3	$—	n/m	n/m
Other	0.2	(1.4)	(0.6)

Total revenues	1.5	(1.1)	(0.6)
Interest expense	—	0.7	—

Net revenues	1.5	(1.8)	(0.6)

Non-Interest Expenses
Compensation and benefits	—	—	1.2
Other expenses	0.3	18.0	(0.8)

Total non-interest expenses	0.3	18.0	0.4

Earnings from Continuing Operations before Income Tax Provision	$1.2	$(19.8)	$(1.0)

n/m—not meaningful

Fiscal 2005 Compared with Fiscal 2004 and 2003

Corporate includes unallocated revenues and expenses, primarily gains and losses on certain firm investments. Fiscal 2004 included $17.5 of the $19.0 million litigation award charge representing the additional amount recorded in September 2003 as a result of the jury verdict and subsequent judgment rendered in the copyright infringement lawsuit. In addition, in September 2003, we sold the mortgage banking and servicing operation of LMRES, which had been previously reported in Corporate. Consolidated results have been restated to reflect the historical results of the sold business as discontinued operations and the remaining operations of LMRES in Capital Markets.

Liquidity and Capital Resources

The primary objective of our capital structure and funding practices is to appropriately support our business strategies, as well as the regulatory capital requirements of certain of our subsidiaries, and to provide needed liquidity at all times. Liquidity and the access to liquidity are essential to the success of our ongoing operations. Our overall funding needs and capital base are continually reviewed to determine if the capital base meets the expected needs of our businesses. We continue to explore potential acquisition opportunities as a means of diversifying and strengthening our business. These opportunities may from time to time involve acquisitions that are material in size and may require, among other things, the raising of additional equity capital and/or the issuance of additional debt.

On December 21, 2004, Legg Mason sold 4.6 million shares of common stock at $70.30 per share, less underwriting fees, for net proceeds of approximately $311 million. We intend to use the proceeds for general corporate purposes, which may include acquisitions.

As part of our liquidity strategy, we emphasize diversification of funding sources and seek to manage exposure to refinancing risk. Legg Mason has available committed short-term financing on both a secured and unsecured basis. Secured financing is obtained through the use of securities lending agreements and secured bank loans, which are primarily collateralized by short-term U.S. government and agency securities, highly rated corporate debt, money market funds and equity securities. Short-term funding is generally obtained at rates based upon benchmarks such as federal funds, prime, LIBOR or money market rates.

We maintain a committed, unsecured revolving credit facility of $100 million that matures on June 30, 2006, for general corporate purposes that may include short-term funding needs. The facility has restrictive covenants that require us, among other things, to maintain specified levels of net worth and debt-to-equity ratios. There were no borrowings outstanding under the facility as of March 31, 2005 and 2004.

From time to time, we utilize uncommitted credit facilities from numerous banks and financial institutions, which consist of lines of credit that we have been advised are available, but for which no contractual lending obligation exists. As such, these uncommitted facilities would likely be unavailable to us if any material adverse effect on our financial condition occurred. We have not relied on the issuance of short-term commercial paper to fund our operating needs nor do we utilize unconsolidated special purpose entities to provide operating liquidity.

Our assets consist primarily of cash and cash equivalents, collateralized short-term receivables, investment advisory fee receivables, securities owned and borrowed, intangible assets and goodwill. Our assets are principally funded by payables to customers, securities loaned, bank loans, long-term debt and equity. The collateralized short-term receivables consist primarily of margin loans, securities purchased under agreements to resell and securities borrowed, all of which are collateralized by U.S. government and agency securities, corporate debt and equity securities. The investment advisory fee receivables, although not collateralized, are short-term in nature and collectibility is reasonably certain. Excess cash is generally invested in institutional money market funds, commercial paper and securities purchased under agreements to resell. The highly liquid nature of our assets provides us with flexibility in financing and managing our anticipated operating needs.

Our total assets increased $937.0 million to $8.2 billion at March 31, 2005, primarily as a result of increases in goodwill of $527.2 million, securities borrowed of $216.3 million, and trading assets of $175.8 million. These increases were partially offset by a decrease in cash and securities segregated for regulatory purposes or deposited with clearing organizations of $299.1 million reflecting the overall decrease in payables to customers. As of March 31, 2005, stockholders’ equity was $2.3 billion, a 47% increase over March 31, 2004, primarily from the results of operations for the year and the December 2004 equity offering, offset, in part, by dividends declared and stock repurchases. For fiscal 2005, cash flows from operating activities provided approximately $411.5 million, primarily attributable to net earnings, adjusted for non-cash charges. We expect that cash flows provided by operating activities will be the primary source of working capital for the next year.

As of March 31, 2005, we had four long-term fixed rate debt facilities with an outstanding balance of $811.2 million, an increase of $17.0 million over the prior year primarily attributable to the addition of a $20.0 million term loan agreement at Western Asset, which bears interest at 4.19%. We had outstanding $100.0 million principal amount of senior notes due February 15, 2006, which bear interest at a stated rate of 6.5%. The notes were originally issued in February 1996 at a discount to yield 6.57%. We also had outstanding $545.3 million principal amount at maturity of zero-coupon contingent convertible senior notes due on June 6, 2031. During fiscal 2005, holders of notes aggregating $22.0 million principal amount at maturity converted the notes into 254,304 shares of common stock. The convertible notes were issued in a private placement to qualified institutional buyers at an initial offering price of $440.70 per $1,000 principal amount at maturity. The discounted price reflects a yield to maturity of 2.75% per year. The accreted balance at March 31, 2005 was $266.7 million. During the quarter ended December 31, 2003, the price of our common stock exceeded the conversion trigger price. As a result, each note became convertible into 11.5593 shares of our common stock, or 6.6 million shares in aggregate, subject to adjustment, commencing on January 2, 2004. We may redeem the convertible notes for cash on or after June 6, 2006 at their accreted value; however, the notes may be converted prior to any redemption. In addition, we may be required to repurchase the convertible notes at their accreted value, at the option of the holders, on June 6, 2005, 2007, 2011, and every five years thereafter until 2026 or upon a change in control of Legg Mason that occurs on or before June 6, 2006. Such repurchases can be paid in cash, shares of our common stock or a combination of both. Based upon the current price of our stock, we do not expect there will be any convertible notes tendered for repurchase on June 6, 2005, however, if any notes are tendered, we have elected to pay cash. We also had outstanding $425.0 million principal amount of senior notes due July 2, 2008, which bear interest at 6.75%. The notes were issued at a discount to yield 6.80%. The accreted balance at March 31, 2005 was $424.5 million. Except for the Western Asset debt, which was used to fund tenant improvements at their new office location, proceeds from our long-term debt have been primarily used to fund the acquisition of asset management entities. Our debt ratings at March 31, 2005 were BBB+ for Standard and Poor’s Rating Services and A3 for Moody’s Investor Service, Inc.

On August 1, 2001, Legg Mason purchased PCM for cash of approximately $682.0 million, excluding acquisition costs. The transaction included two contingent payments based on PCM’s revenue growth for the years ending on the third and fifth anniversaries of closing, with the aggregate purchase price to be no more than $1.382 billion. During fiscal 2005, we made the maximum third anniversary payment of $400.0 million to the former owners of PCM. Additionally, if PCM’s revenues remain at current levels or increase, we will be required to make the fifth anniversary payment of $300.0 million. On October 1, 2001, we completed the acquisition of Royce for cash of $115.0 million, excluding acquisition costs. The transaction included contingent payments based on Royce’s revenue growth, with the aggregate purchase price to be no more than $215.0 million. During fiscal 2005, we made a contingent payment of $100.0 million to the former owners of Royce, which represented the maximum contingent amount due. The contingent payments were recorded as additional goodwill.

On July 20, 2004, Legg Mason declared a three-for-two stock split, paid as a dividend on September 24, 2004 to stockholders of record on September 8, 2004. Accordingly, all share and per share information has been retroactively restated, where appropriate, to reflect the stock split.

The December 21, 2004 equity offering reduced, by the gross proceeds, the amount available for the issuance of additional debt or equity securities pursuant to our shelf registration statement. In March 2005, we filed a $1.0 billion shelf registration statement, which increased to approximately $1.25 billion at March 31, 2005 the amount we had available for the issuance of additional debt or equity securities. A shelf filing permits us to register securities in advance and then sell them when financing needs arise or market conditions are favorable. We intend to use the shelf registration for general corporate purposes, including the expansion of our business. There are no assurances as to the terms of any securities that may be issued pursuant to the shelf registration since they are dependent on market conditions and interest rates at the time of issuance.

During fiscal 2002, the Board of Directors authorized Legg Mason, at its discretion, to purchase up to 4.5 million shares of its own common stock. During fiscal 2005, 2004 and 2003, we repurchased 734,700 shares for $40.7 million, 1,183,950 shares for $65.4 million, and 1,327,350 shares for $42.0 million, respectively. As of March 31, 2005, the maximum amount of shares that may yet be purchased under the program is 1,048,800. In fiscal 2005, 2004 and 2003, we paid cash dividends of $51.7 million, $35.2 million, and $28.2 million, respectively. We anticipate that we will continue to pay quarterly dividends and to repurchase shares on a discretionary basis.

The Parent’s broker-dealer subsidiaries are subject to the requirements of the Securities and Exchange Commission’s Uniform Net Capital Rule, which is designed to measure the general financial soundness and liquidity of broker-dealers. As of March 31, 2005, the broker-dealer subsidiaries had aggregate net capital of $388.9 million, which exceeded minimum net capital requirements by $364.6 million. The amount of the broker-dealers’ net assets that may be distributed is subject to restrictions under applicable net capital rules. Net capital for each broker-dealer subsidiary exceeded the required net capital. The Parent’s trust subsidiary is subject to the requirements of the Office of Thrift Supervision, which requires compliance with regulatory capital standards. As of March 31, 2005, the trust subsidiary met all capital adequacy requirements to which it is subject. Certain of our foreign subsidiaries are also subject to the requirements of local regulatory agencies. These subsidiaries met their respective capital adequacy requirements.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements, as defined by the SEC, include certain contractual arrangements pursuant to which a company has an obligation, such as under contingent obligations, certain guarantee contracts, retained or contingent interest in assets transferred to an unconsolidated entity, certain derivative instruments classified as equity or material variable interests in unconsolidated entities that provide financing, liquidity, market risk or credit risk support. Disclosure is required for any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity or capital resources. We generally do not enter into off-balance sheet arrangements, as defined, other than those described in the Contractual Obligations and Contingent Payments section that follows and Special Purposes Entities under Note 1 of Notes to the Consolidated Financial Statements. In addition, our broker-dealer subsidiaries enter into transactions in the normal course of business that expose us to off-balance sheet risk, which are described in Note 15 of Notes to Consolidated Financial Statements.

Contractual Obligations and Contingent Payments

Legg Mason has contractual obligations to make future payments in connection with our long-term debt and non-cancelable lease agreements. In addition, as described in Liquidity and Capital Resources above, we expect to make contingent payments under business purchase agreements. See Notes 7, 8 and 9 of Notes to Consolidated Financial Statements for additional disclosures related to our commitments.

The following table sets forth these contractual and contingent obligations by fiscal year:

Contractual and Contingent Obligations at March 31, 2005

(In millions)	2006	2007	2008	2009	2010	Thereafter	Total
Contractual Obligations
Long-term borrowings by contract maturity (a)	$103.0	$3.4	$286.6	$428.7	$3.9	$2.3	$827.9
Coupon interest on long-term borrowings	36.0	29.3	29.2	14.7	0.2	—	109.4
Minimum rental commitments	68.6	57.3	52.5	47.3	33.5	82.8	342.0
Total Contractual Obligations	$207.6	$90.0	$368.3	$490.7	$37.6	$85.1	$1,279.3
Contingent Obligations
Contingent payments related to business acquisitions (b)	26.3	300.0	—	—	—	—	326.3
Total Contractual and Contingent Obligations(c)	$233.9	$390.0	$368.3	$490.7	$37.6	$85.1	$1,605.6

(a)	For this table, included in the payments in 2008 is $283.1, reflecting amounts that may be due to holders of the zero-coupon convertible senior notes, which represents the accreted value on the next date that the holders may require us to purchase the notes. Legg Mason has the option to pay the purchase price in cash or common stock or a combination of both. Based upon the current price of our stock, we do not expect there will be any convertible notes tendered for repurchase on June 6, 2005, however, if any notes are tendered, we have elected to pay cash.
(b)	The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of business purchase agreements.
(c)	The table above does not include approximately $9.2 in capital commitments to investment partnerships in which Legg Mason is a limited partner. These obligations will be funded, as required, through the end of the commitment periods that range from fiscal 2006 to 2011. These capital commitments also include $0.2 of commitments to lend employees funds to invest in one of these partnerships.

Risk Management

Risk is an inherent part of our business. The extent to which we properly and effectively identify, assess, monitor and manage the various types of risks involved in our activities is critical to our soundness and profitability. The primary risks that we seek to manage are: market, credit, operational, legal and funding.

Risk management at Legg Mason is a multi-faceted process that requires communication, judgment and knowledge of financial products and markets. Senior management takes an active role in the risk management process and utilizes specific administrative and business functions to assist in the identification, assessment and control of various risks. We utilize a variety of committees in our risk management framework. The Risk Management Committee (“RMC”) sets broad-based risk policies consistent with the business objectives of Legg Mason. We also have committees that report to the RMC, all of which have representation by senior management of both the relevant business units and the support and control functions within Legg Mason. These committees are intended to provide a thorough review of risk policies and procedures, exceptions to risk limits, new products and businesses, and transactions with risk elements. These committees include:

•	Equity and Fixed Income Commitment Committees approve our participation in the underwriting of equity and fixed income securities.

•	Private Client and Capital Markets New Business and Products Committee evaluates and approves proposed new business initiatives, or proposed changes to existing businesses, which may increase the risk profile of the firm.

•	Asset Management Risk Management Committee evaluates and approves proposed new business initiatives, or proposed changes to existing businesses, in our Asset Management segment, which may increase the risk profile of the firm.

•	Credit Committee establishes policies for, and monitors the related risks of, counterparty credit and market risk exposure created through margin lending, equity and fixed income proprietary trading, securities lending, correspondent clearing and institutional sales. In addition, the Credit Committee establishes policies including limits for trading securities owned by the firm that are used to facilitate customer securities transactions.

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

The majority of our trading securities inventory consists of debt instruments for which we hedge the market risk by holding offsetting positions in other trading securities with similar characteristics or financial instruments such as options or futures. These hedges are designed to reduce, rather than eliminate, the market risk. The equity securities in our trading security inventory primarily result from our acting as a market maker for certain securities traded on NASDAQ, and from executing and clearing large blocks of equity securities for our clients.

Virtually our entire trading inventory is denominated in U.S. dollars, therefore foreign exchange risk in this inventory is minimal. We do not deal in, or hold, interest rate or currency swaps or other similar off-balance sheet instruments. We generally do not deal in, or hold, commodity futures.

Sound market risk management is an integral part of our culture. We have established a variety of limits, at business unit and trading desk levels, to lessen our exposure to market risk. These limits include aggregate long market value, aggregate short market value, aging, and concentration. Our various business units and trading desks are responsible for managing market risk exposures on an intra-day basis and within the limits set by management. Compliance with these limits is also monitored on a daily basis by a support area independent of the business units. Limit exceptions, if any, are communicated to both the applicable business unit and senior management on a daily basis, and to the Credit Committee.

The following tables categorize Legg Mason’s market risk sensitive financial instruments by type of security and maturity date. The Fair Value of Trading Securities below reflects our Trading assets net of our Trading liabilities, excluding those of consolidated variable interest entities. Trading securities in the table below also include the fair value of forward transactions in trading securities (those which settle beyond the normal settlement date), which is consistent with the way we manage our risk exposure. At March 31, 2005, the contract value of forward purchase and sales of trading securities was $3.6 million and $54.6 million, respectively. The value of forward transactions at March 31, 2004 was immaterial. See Note 4 of Notes to Consolidated Financial Statements for the related gross long and short fair values of our trading securities. The Fair Value of Other Financial Instruments includes Investment securities, in addition to treasury securities of $80.7 million and $242.2 million at March 31, 2005 and 2004, respectively, included in Cash and securities segregated for regulatory purposes or deposited with clearing organizations.

The following table categorizes Legg Mason’s market risk sensitive financial instruments:

Financial Instruments with Market Risk at March 31, 2005

	Fiscal Year
(In thousands)	2006	2007	2008	2009	2010	Thereafter	Total
Fair Value of Trading Securities
U.S. Government and agencies	$—	$(8,058)	$(138)	$1,253	$(82,126)	$112	$(88,957)
Corporate debt	576	542	(316)	(377)	571	69,939	70,935
State and municipal bonds	1,358	654	3,317	2,104	1,585	172,917	181,935
Total debt securities	1,934	(6,862)	2,863	2,980	(79,970)	242,968	163,913
Equity and other securities	—	—	—	—	—	(914)	(914)
Total trading securities	$1,934	$(6,862)	$2,863	$2,980	$(79,970)	$242,054	$162,999
Fair Value of Other Financial Instruments
U.S. Government and agencies	$80,820	$—	$—	$340	$—	$2,457	$83,617
Corporate debt	498	836	254	412	—	318	2,318
Total debt securities	81,318	836	254	752	—	2,775	85,935
Equity and other securities	—	—	—	—	—	67,638	67,638
Total other financial instruments	$81,318	$836	$254	$752	$—	$70,413	$153,573
Total trading and other financial instruments	$83,252	$(6,026)	$3,117	$3,732	$(79,970)	$312,467	$316,572
Weighted Average Yield
U.S. Government and agencies	2.66%	2.91%	2.99%	3.89%	3.92%	4.27%
Corporate debt	3.88	6.43	5.24	5.34	5.30	5.10
State and municipal bonds	3.19	4.03	4.21	3.61	3.62	3.29

Financial Instruments with Market Risk at March 31, 2004
	Fiscal Year
(In thousands)	2005	2006	2007	2008	2009	Thereafter	Total
Fair Value of Trading Securities
U.S. Government and agencies	$(25)	$(15,918)	$7,291	$4,727	$(22,386)	$33,775	$7,464
Corporate debt	136	9	228	(7,861)	2,833	6,338	1,683
State and municipal bonds	5,614	4,244	737	4,435	1,647	108,521	125,198
Total debt securities	5,725	(11,665)	8,256	1,301	(17,906)	148,634	134,345
Equity and other securities	—	—	—	—	—	7,308	7,308
Total trading securities	$5,725	$(11,665)	$8,256	$1,301	$(17,906)	$155,942	$141,653
Fair Value of Other Financial Instruments
U.S. Government and agencies	$242,185	$—	$—	$—	$480	$2,714	$245,379
Corporate debt	1,550	742	1,593	389	—	—	4,274
Total debt securities	243,735	742	1,593	389	480	2,714	249,653
Equity and other securities	—	—	—	—	—	30,807	30,807
Total other financial instruments	$243,735	$742	$1,593	$389	$480	$33,521	$280,460
Total trading and other financial instruments	$249,460	$(10,923)	$9,849	$1,690	$(17,426)	$189,463	$422,113
Weighted Average Yield
U.S. Government and agencies	4.08%	1.09%	2.30%	1.67%	2.16%	4.15%
Corporate debt	1.89	5.62	3.53	3.90	4.45	5.01
State and municipal bonds	4.45	3.05	3.63	3.54	2.80	3.79

In addition to the financial instruments included in the table, we have four long-term debt facilities, which are described in “Liquidity and Capital Resources.”

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

Operational Risk

Operational risk generally refers to the risk of loss resulting from operating activities, including, but not limited to, improper or unauthorized execution and processing of transactions, deficiencies in our operating systems, business disruptions and inadequacies or breaches in our internal control processes. We operate different businesses in diverse markets and we are reliant on the ability of our employees and systems to process high volumes of transactions often within limited time frames. In the event of a breakdown or improper operation of systems, human error or improper action by employees, we could suffer financial loss, regulatory sanctions or damage to our reputation. In order to mitigate and control operational risk, we have developed and continue to enhance policies and procedures that are designed to identify and manage operational risk at appropriate levels. For example, we have procedures requiring that all securities transactions must be confirmed on a timely basis, that position valuations be subject to periodic independent review procedures and that collateral and adequate documentation are obtained from counterparties in appropriate circumstances. We conduct periodic self-assessments, internal audits and compliance department examinations to assess the design and operational effectiveness of internal controls.

Disaster recovery plans exist for our critical systems, and redundancies are built into the systems as deemed appropriate. We believe that our disaster recovery program, including off- site back-up technology and operational facilities, is adequate to handle a reasonable business disruption. However, there can be no assurances that a disaster directly affecting our headquarters or our operations centers would not have a material adverse impact. Insurance and other safeguards might only partially reimburse us for our losses.

Legal Risk

Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements. We are subject to extensive regulation in the different jurisdictions in which we conduct our business. We have various procedures addressing some of these issues, such as regulatory capital requirements, sales and trading practices, use of and safekeeping of customer funds, credit granting, protection of client information, collection activities, money-laundering and record keeping.

Critical Accounting Policies

Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding our reported results of operations and financial position. See Note 1 of Notes to Consolidated Financial Statements for a discussion of our significant accounting policies and other information. Certain critical accounting policies require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements. Due to their nature, estimates involve judgment based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on the consolidated financial statements.

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

For Trading assets and Trading liabilities, we value equity securities using prices from independent sources such as external pricing services, broker or dealer price quotations, and closing market prices for listed instruments, when available. Fixed income securities are valued using external pricing services, third-party broker or dealer price quotations, or traders’ estimates based on spreads to actively traded benchmark debt instruments with readily available market prices. Traders’ estimates are compared to external pricing services to verify that there are no material variations, either individually or in the aggregate, and further verified through comparison to actual values realized.

In instances where a security is subject to transfer restrictions, the value of the restricted security is based primarily on the price of the same security without restriction, but may be reduced by an amount estimated to reflect such restrictions. In addition, even where the value of a security is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. We generally assume that the size of positions in securities that we hold would not be large enough to affect the quoted price of the securities if sold, and that any such sale would occur in an orderly manner. However, these assumptions may be incorrect and the actual value received upon disposition could be different from the current carrying value.

We evaluate our non-trading Investment securities for “other than temporary” impairment. Impairment may exist when the fair value of an investment security has been below the adjusted cost for an extended period of time. If an “other than temporary” impairment is determined to exist, the difference between the adjusted cost of the investment security and its current fair value is recognized as a charge to earnings in the period in which the impairment is determined.

For investments in illiquid and privately held securities for which market prices or quotations are not readily available, the determination of fair value requires us to estimate the value of the securities based upon available information. As of March 31, 2005 and 2004, we owned approximately $5.3 million and $3.2 million, respectively, of non-trading financial instruments that were valued on our assumptions or estimates.

At March 31, 2005 and 2004, we also have approximately $33.2 million and $26.2 million, respectively, of other investments, such as investment partnerships, that are included in Other Assets on the Consolidated Statements of Financial Condition. These investments are generally accounted for under the cost or equity method.

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

SFAS No. 142, “Goodwill and Other Intangible Assets,” provides that goodwill is not amortized and the value of an identifiable intangible asset must be amortized over its useful life, unless the asset is determined to have an indefinite useful life.

Our identifiable intangible assets consist primarily of asset management contracts, contracts to manage proprietary mutual funds and trade names. Management contracts are amortizable intangible assets that are capitalized at acquisition and amortized over the expected life of the contract. Contracts to manage proprietary mutual funds are indefinite-life intangible assets because we assume that there is no foreseeable limit on the contract period due to the likelihood of continued renewal at little or no cost. Similarly, trade names are considered indefinite-life intangible assets because they are expected to generate cash flows indefinitely. Goodwill represents the residual amount of acquisition cost above identified tangible and intangible assets and assumed liabilities.

In allocating the purchase price of an acquisition to intangible assets, we must determine the fair value of the assets acquired. We determine fair values of intangible assets acquired, primarily asset management contracts, proprietary mutual fund management contracts and trade names, based upon certain estimates and assumptions including as to projected future cash flows, growth or attrition rates for acquired contracts based upon historical experience, estimated contract lives, discount rates and investment performance. The determination of estimated contract lives requires judgment based upon historical client turnover and attrition rates and the probability that contracts with termination dates will be renewed.

As of March 31, 2005, we had $993.4 million in goodwill, $160.1 million in indefinite-life intangible assets and $296.0 million in amortizable intangible assets. Generally, the estimated useful lives of amortizable intangible assets range from 5 to 20 years.

Goodwill is evaluated quarterly at the reporting unit level, which is one level below the operating segment, and is deemed to be impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. In estimating the implied fair value of the reporting unit, we use valuation techniques based on discounted cash flows and multiples of revenues, similar to models employed in analyzing the purchase price of an acquisition target. Substantially all of our goodwill is assigned to the Asset Management operating segment. We have defined the Asset Management reporting units to be the Institutional, Mutual Funds, and Wealth Management divisions.

Significant assumptions used in assessing the fair value of goodwill under the discounted cash flow method include the projected cash flows generated by the reporting unit, the growth rate used in projecting the cash flows, and the discount rate used to determine the present value of the cash flows. Projected cash flows are based on annualized fiscal year to date cash flows for the reporting unit and are projected forward forty years. Annual cash flow growth rates are based on historical growth rates realized by the reporting unit.

The Wealth Management reporting unit represents approximately 80% of our goodwill. Wealth Management’s cash flows are assumed to grow 10% annually over the next five years, with a long-term annual growth rate of 5%. The projected cash flows are discounted at 16% to determine the present value. Annual cash flows would have to fall by over 50%, the discount rate increased to over 25%, or cash flow growth would have to fall to zero percent for the asset to be deemed impaired.

We review the fair value of our intangible assets on a quarterly basis, considering factors such as projected cash flows and revenue multiples, to determine whether the value of the assets is impaired and the amortization periods are appropriate. If an asset is determined to be impaired, the difference between the value of the asset reflected on the financial statements and its current fair value is recognized as an expense in the period in which the impairment is determined. If the amortization periods are not appropriate, the lives are adjusted and the impact on the fair value assessed.

The fair values of intangible assets subject to amortization are determined at each reporting period using an undiscounted cash flow analysis. Significant assumptions used in assessing the fair value of management contract intangible assets include the projected cash flows generated by the contracts, the attrition rate of the contracts and the remaining life of the contracts. Projected cash flows are based on fees generated by current assets under management levels for the applicable contracts. Contracts are assumed to turnover evenly throughout the life of the intangible asset. The expected life of the asset is based upon factors such as average client retention and client turnover rates.

The management contract intangible asset related to PCM represents approximately 80% of our total amortizable intangible assets. The contracts have an expected life of 18 years (which represents an annual contract turnover rate of 6%), with an expected remaining life of 14 years at March 31, 2005. At current expected client attrition rates, the cash flows generated by the underlying management contracts held by PCM would have to decline by approximately 70% for the asset to become impaired. Similarly, with no change to the profitability of the contracts, client attrition would have to accelerate to a rate such that our estimated useful life would decline by approximately 75% before the asset would be deemed to be impaired.

For intangible assets with lives that are indeterminable or indefinite, fair value is determined based on anticipated discounted cash flows. We have two primary types of indefinite-life intangible assets: proprietary mutual fund contracts and trade names.

Significant assumptions used in assessing the fair value of indefinite-life intangible assets related to proprietary mutual fund contracts include the projected cash flows generated by those contracts and the discount rate used to determine the present value of the cash flows. Projected cash flows are based on annualized fiscal year to date cash flows for the applicable contracts and are projected forward twenty years, assuming annual cash flow growth approximating market returns. Contracts within the same family of funds are reviewed in aggregate and are considered interchangeable because investors can freely exchange between funds. Similarly, cash flows generated by new funds added to the fund family are included when determining the fair value of the intangible asset.

Royce represents approximately 95% of our proprietary mutual fund contract intangible assets. Cash flows from these mutual fund contracts are assumed to grow 10% annually, which approximates the long-term average annual return of the Russell 20004 Index. The projected cash flows are discounted at 14% to determine the present value. Significant changes in assumptions, such as an increased discount rate or declining cash flows, could result in an impairment. At current profitability levels, cash flows generated by the Royce mutual funds contracts would have to fall approximately 85% or the discount rate used in the test would have to be raised to over 50% for the asset to be deemed impaired.

Significant assumptions used in assessing the fair value of indefinite-life intangible assets related to trade names include the projected cash flows generated by the applicable entities, the discount rate used to determine the present value of the cash flows, and the royalty fee rate. Projected cash flows are based on implied royalty fees determined by applying a 3% royalty rate to the annualized fiscal year to date revenues for the applicable entities, projected forward in perpetuity.

PCM represents approximately 85% of our trade name indefinite-life intangible assets. PCM’s revenues are assumed to grow 10% annually, which approximates the long-term average annual return of the Russell 20004 Index. The projected cash flows are discounted at 16% to determine the present value of the cash flows. If the revenue growth rate assumption were reduced to less than 3%, the discount rate increased to over 20% or the royalty rate lowered to approximately 1%, the asset would be deemed impaired.

[4]	Russell 2000 Index is a trademark of the Frank Russell Company, which is not affiliated with Legg Mason.

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

Liabilities for Losses and Contingencies

Legg Mason is the subject of customer complaints and has also been named as a defendant in various legal actions arising primarily from securities brokerage, asset management and investment banking activities, including certain class actions, which primarily allege violations of securities laws and seek unspecified damages, which could be substantial. Legg Mason has also been involved in governmental and self-regulatory agency investigations and proceedings. In accordance with SFAS No. 5 “Accounting for Contingencies,” we have established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, we use our judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of the losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed monthly and are adjusted to reflect our estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period the expenses are ultimately determined. As of March 31, 2005 and 2004, our liability for losses and contingencies was $27.0 million and $31.8 million, respectively. The most significant component of the liability balance for both periods reflects an approximate $20.0 million verdict rendered in October 2003, which was confirmed in a subsequent judgment, for a copyright infringement lawsuit that is being appealed. See Note 9 of Notes to Consolidated Financial Statements for additional disclosures regarding contingencies.

Stock-Based Compensation

Our stock-based compensation plans include stock options, employee stock purchase plans, restricted stock awards and deferred compensation and retention bonuses payable in stock. Under our stock compensation plans, we issue stock options to officers, key employees and non-employee members of our Board of Directors. Prior to April 1, 2003, we accounted for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. In accordance with APB No. 25, prior to fiscal 2004, compensation expense was not recognized for stock options because they had no intrinsic value on the date of grant, since the exercise price of the options was equal to the market value of the underlying common stock.

During fiscal 2004, we adopted the fair value method of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” prospectively for all stock options granted and stock purchase plan transactions after April 1, 2003, using the Black-Scholes option pricing model. Under the prospective method allowed under SFAS No. 148, compensation expense is recognized based on the fair value of stock options granted after April 1, 2003 over the applicable vesting period. No compensation expense is recognized for stock options granted prior to April 1, 2003. Therefore, the expense related to stock-based employee compensation included in the determination of net income for March 31, 2005 is less than that which would have been included if the fair value method had been applied to all awards.

In accordance with the provisions of SFAS No. 148, we provide disclosure in Note 1 of Notes to Consolidated Financial Statements of the pro forma results under the modified prospective fair value based method, as if compensation expense associated with all stock option grants had been recognized over their respective vesting period. If we accounted for prior years’ stock option grants under the modified prospective fair value based method, net earnings would have been reduced by $14.0 million, $17.3 million and $22.7 million in fiscal 2005, 2004 and 2003, respectively. The reduction in these amounts is a result of a decrease in the number of stock options granted and the impact of the inclusion of additional years of expense in the actual results of operations since the adoption in fiscal 2004. We granted 574,035, 914,475 and 2,243,835 stock options in fiscal 2005, 2004 and 2003, respectively.

We determine the fair value of each option grant using the Black-Scholes option pricing model, which requires management to develop estimates regarding certain input variables. The inputs for the Black-Scholes model include: stock price on the date of grant, exercise price of the option, dividend yield, volatility, expected life and the risk-free interest rate, all of which except the grant date stock price and the exercise price require estimates or assumptions. We calculate the dividend yield based upon the average of the historical quarterly dividend payments over a term equal to the vesting period of the options. We estimate volatility based upon the historical prices of our stock over a period equal to the expected life of the option. The expected life is the estimated length of time an option is held before it is either exercised or canceled, based upon our historical option exercise experience. The risk-free interest rate is the rate available for zero coupon U.S. Government issues with a remaining term equal to the expected life of the options being valued. If we used different methods to estimate our variables for the Black-Scholes model, or if we used a different type of option pricing model, the fair value of our option grants may be different.

In December 2004, the FASB revised SFAS No. 123 (“SFAS No. 123R”) requiring companies to record share-based payment transactions as compensation expense at fair market value under either the modified prospective or modified retrospective transition method. In April 2004, the SEC delayed the effective date of SFAS No. 123R until our fiscal 2007.

Income Taxes

We make certain estimates and judgments in determining our income tax provision for financial statement purposes. These estimates and judgments are used in determining the tax basis of assets and liabilities, and in the calculation of certain tax assets and liabilities that arise from differences in the timing of revenue and expense recognition for tax and financial statement purposes.

We also assess the likelihood that we will be able to recover our deferred tax assets. If it is more likely than not that the deferred tax asset will not be recovered then we must establish a valuation allowance and increase our deferred tax provision. We recorded a valuation allowance of $23.0 million and $25.3 million as of March 31, 2005 and 2004, respectively, related to U.S. state net operating loss carryforwards and non-U.S. net operating and capital loss carryforwards, since it is more likely than not that these benefits will not be realized.

In addition, the calculation of our tax liabilities involves uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax uncertainties in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If we determine that our estimates have changed, the income tax provision will be adjusted in the period in which that determination is made.

Forward-Looking Statements

Information or statements provided by or on behalf of Legg Mason from time to time, including those within this 2005 Annual Report on Form 10-K, may contain certain “forward-looking information,” including information relating to anticipated growth in revenues or earnings per share, anticipated changes in our businesses or in the amount of client assets under management, anticipated future performance of our business, anticipated expense levels, changes in expenses, the expected effects of acquisitions and expectations regarding financial market conditions. We caution readers that any forward-looking information provided by or on behalf of Legg Mason is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are outside of our control, including but not limited to those discussed below, those discussed under the heading “Factors Affecting the Company and the Financial Services Industry” and elsewhere in this Annual Report on Form 10-K. Further, such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligations to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

Recent Accounting Developments

The FASB has issued the following pronouncements during fiscal 2005.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires all share-based payment transactions to be valued using the fair value method. SFAS 123R eliminates the ability to account for share-based compensation using the intrinsic value method under Accounting Principles Board Opinion (“APB”) 25. Originally, SFAS 123R was effective for all interim periods beginning after June 15, 2005, but in April 2005 the SEC amended the date for compliance by allowing the effective date to be the annual reporting period beginning after June 15, 2005. As such, SFAS 123R is effective for fiscal 2007. See table in Stock Based Compensation of Note 1 of Notes to Consolidated Financial Statements for additional information on the potential impact on Legg Mason’s Consolidated Financial Statements.

In December 2004, the FASB issued FASB Staff Position FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act, which was signed into law on October 22, 2004, provides for a one-time dividends received deduction on the repatriation of certain foreign earnings to U.S. taxpayers. Historically, Legg Mason has reinvested cumulative undistributed earnings of its non- U.S. subsidiaries and, accordingly, deferred U.S. federal income taxes on such undistributed earnings were not recorded. Legg Mason is currently evaluating the income tax effects of the foreign earnings repatriation provision within the Act and cannot reasonably estimate the income tax effects, if any, at this time.

The Emerging Issues Task Force (“EITF”) reached a consensus regarding Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” The guidance in this EITF requires contingently convertible instruments, if dilutive, to be included retroactively in diluted earnings per share computations from the date of issuance of the instruments. The effective date of this EITF is for reporting periods ending after December 15, 2004. As a result of the adoption of this EITF, our contingently convertible senior notes are now included in our diluted earnings per share computation for fiscal 2004 and 2003, which has resulted in a reduction in diluted earnings per share of $0.06 and $0.07, respectively, for these periods.

The EITF reached a consensus on Topic No. D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill.” Companies who have applied the residual method to the valuation of intangible assets for purposes of impairment testing should perform an impairment test applying this guidance by no later than the beginning of their first fiscal year beginning after December 15, 2004. Impairments of intangible assets recognized upon application of a direct value method by entities previously applying the residual method should be reported as a cumulative effect of a change in accounting principle. These requirements should be applied to business combinations completed after September 29, 2004. The adoption of EITF D-108 did not impact Legg Mason’s Consolidated Financial Statements.

The EITF reached a consensus on Issue 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.” This EITF requires that individual operating segments that do not meet the quantitative thresholds set forth in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” for separate reporting may be aggregated only if the segments meet certain requirements. These requirements are applicable for fiscal years ending after October 13, 2004. The adoption of EITF 04-10 did not impact Legg Mason’s identified segments.

The EITF reached a consensus on Issue 03-16, “Accounting for Investments in Limited Liability Companies.” This EITF requires that an investment in a Limited Liability Company (“LLC”) that maintains a “specific ownership account” for each investor – similar to a partnership capital account structure – should be viewed as similar to an investment in a limited partnership for purposes of determining whether a non-controlling investment in an LLC should be accounted for using the cost method or the equity method. These requirements are applicable for reporting periods beginning after June 15, 2004. The adoption of EITF 03-16 did not materially impact Legg Mason’s Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” for disclosure about market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Management on Internal Control Over Financial Reporting

The management of Legg Mason, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting.

Legg Mason’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Legg Mason’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Legg Mason; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of Legg Mason are being made only in accordance with authorizations of management and directors of Legg Mason; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Legg Mason’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Legg Mason’s internal control over financial reporting as of March 31, 2005, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that assessment, management concluded that, as of March 31, 2005, Legg Mason’s internal control over financial reporting is effective based on the criteria established in the COSO framework.

Management’s assessment of the effectiveness of Legg Mason’s internal control over financial reporting as of March 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein, which expresses unqualified opinions on management’s assessment and on the effectiveness of Legg Mason’s internal control over financial reporting as of March 31, 2005.

Raymond A. Mason

Chairman, President and Chief Executive Officer

Charles J. Daley, Jr.

Senior Vice President, Treasurer and

Principal Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors

and Stockholders of Legg Mason, Inc.:

We have completed an integrated audit of Legg Mason, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of earnings, changes in stockholders’ equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of Legg Mason, Inc. and its subsidiaries at March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the Report of Management on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of March 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Baltimore, Maryland

June 2, 2005

Consolidated Statements of Earnings

(Dollars in thousands, except per share amounts)

	Years Ended March 31,
	2005	2004	2003
Revenues
Investment advisory and related fees	$1,656,330	$1,217,030	$860,330
Commissions	358,342	343,519	316,719
Principal transactions	161,533	165,481	158,194
Investment banking	137,270	150,097	109,031
Interest	118,695	84,314	106,220
Other	57,382	43,826	35,849
Total revenues	2,489,552	2,004,267	1,586,343
Interest expense	80,844	63,155	85,997
Net revenues	2,408,708	1,941,112	1,500,346
Non-Interest Expenses
Compensation and benefits	1,315,755	1,087,388	880,062
Communications and technology	113,569	96,283	93,440
Occupancy	69,195	66,492	62,675
Distribution and service fees	75,227	47,773	24,572
Amortization of intangible assets	22,527	21,753	23,253
Litigation award charge	—	19,000	150
Other	153,728	130,114	109,338
Total non-interest expenses	1,750,001	1,468,803	1,193,490
Earnings from Continuing Operations before Income Tax Provision	658,707	472,309	306,856
Income tax provision	250,276	181,701	117,424
Earnings from Continuing Operations	408,431	290,608	189,432
Discontinued operations, net of taxes	—	675	1,477
Gain on sale of discontinued operations, net of taxes	—	6,481	—
Net Earnings	$408,431	$297,764	$190,909
Net Earnings per Common Share
Basic
Continuing operations	$3.95	$2.90	$1.91
Discontinued operations	—	0.01	0.02
Gain on sale of discontinued operations	—	0.06	—
	$3.95	$2.97	$1.93
Diluted
Continuing operations	$3.53	$2.59	$1.77
Discontinued operations	—	—	0.01
Gain on sale of discontinued operations	—	0.06	—
	$3.53	$2.65	$1.78

See notes to consolidated financial statements.

Consolidated Statements of Financial Condition

(Dollars in thousands)

	March 31,
	2005	2004
Assets
Cash and cash equivalents	$977,137	$868,060
Restricted cash	20,658	—
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	2,577,295	2,876,413
Receivables:
Customers	1,130,260	1,104,830
Investment advisory and related fees	278,026	202,845
Brokers and dealers	63,309	70,067
Others	92,296	79,941
Securities borrowed	784,743	568,399
Trading assets, at fair value	439,930	264,095
Investment securities, at fair value	72,903	38,275
Equipment and leasehold improvements, net	119,536	111,255
Intangible assets, net	456,103	444,434
Goodwill	993,366	466,207
Other	213,910	187,662
Total Assets	$8,219,472	$7,282,483
Liabilities and Stockholders’ Equity
Liabilities
Payables:
Customers	$3,346,679	$3,576,059
Brokers and dealers	72,578	81,044
Securities loaned	587,912	487,717
Trading liabilities, at fair value	222,058	119,088
Accrued compensation	493,113	355,268
Other	392,822	309,459
Long-term debt	811,164	794,238
Total Liabilities	5,926,326	5,722,873
Commitments and Contingencies (Note 9)
Stockholders’ Equity
Common stock, par value $.10; authorized 250,000,000 shares; issued 106,683,861 shares in 2005 and 66,548,716 shares in 2004	10,668	6,655
Shares exchangeable into common stock	6,697	7,351
Additional paid-in capital	765,863	391,597
Deferred compensation and officer note receivable	(29,667)	(30,224)
Employee stock trust	(127,780)	(117,331)
Deferred compensation employee stock trust	127,780	117,331
Retained earnings	1,523,875	1,173,282
Accumulated other comprehensive income, net	15,710	10,949
Total Stockholders’ Equity	2,293,146	1,559,610
Total Liabilities and Stockholders’ Equity	$8,219,472	$7,282,483

See notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands)

	Years Ended March 31,
	2005	2004	2003
Common Stock
Beginning balance	$6,655	$6,483	$6,444
Shares issued for:
Stock option exercises	229	185	50
Deferred compensation trust	24	19	26
Deferred compensation	20	10	28
Exchangeable shares	26	37	17
Business acquisition	—	—	6
Shares retired	(73)	(79)	(88)
Stock split	3,327	—	—
Stock issuance	460	—	—
Ending balance	10,668	6,655	6,483
Shares Exchangeable into Common Stock
Beginning balance	7,351	8,736	9,400
Exchanges	(654)	(1,385)	(664)
Ending balance	6,697	7,351	8,736
Additional Paid-in Capital
Beginning balance	391,597	357,622	358,972
Stock option exercises	76,012	76,238	10,193
Deferred compensation trust	14,674	13,252	12,286
Deferred compensation	14,496	8,457	14,143
Exchangeable shares	628	1,348	647
Business acquisition	—	—	3,256
Shares retired	(40,656)	(65,320)	(41,875)
Stock split	(3,327)	—	—
Stock issuance	312,439	—	—
Ending balance	765,863	391,597	357,622
Deferred Compensation and Officer Note Receivable
Beginning balance	(30,224)	(34,578)	(32,007)
Increase in unearned compensation	(13,508)	(7,664)	(13,594)
Repayment of officer note receivable	895	1,084	874
Amortization of deferred compensation	13,170	10,934	10,149
Ending balance	(29,667)	(30,224)	(34,578)
Employee Stock Trust
Beginning balance	(117,331)	(109,803)	(90,674)
Shares issued to plan	(20,365)	(20,306)	(25,113)
Distributions and forfeitures	9,916	12,778	5,984
Ending balance	(127,780)	(117,331)	(109,803)
Deferred Compensation Employee Stock Trust
Beginning balance	117,331	109,803	90,674
Shares issued to plans	20,365	20,306	25,113
Distributions and forfeitures	(9,916)	(12,778)	(5,984)
Ending balance	127,780	117,331	109,803
Retained Earnings
Beginning balance	1,173,282	913,670	751,635
Dividends declared	(57,838)	(38,152)	(28,874)
Net earnings	408,431	297,764	190,909
Ending balance	1,523,875	1,173,282	913,670
Accumulated Other Comprehensive Income (Loss), net
Beginning balance	10,949	(3,976)	(9,896)
Unrealized holding losses on investment securities, net of taxes	(54)	(72)	(991)
Reclassification adjustment for (gains) losses on investment securities included in net income, net of taxes	10	(44)	90
Unrealized gains (losses) on cash flow hedge, net of taxes	—	461	(1,326)
Reclassification adjustment for loss on cash flow hedge, net of taxes	—	1,036	—
Foreign currency translation adjustment	4,805	13,544	8,147
Ending balance	15,710	10,949	(3,976)
Total Stockholders’ Equity	$2,293,146	$1,559,610	$1,247,957

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Years Ended March 31,
	2005	2004	2003
Net Earnings	$408,431	$297,764	$190,909
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	4,805	13,544	8,147
Unrealized gains (losses) on investment securities:
Unrealized holding losses arising during the period	(54)	(72)	(991)
Reclassification adjustment for (gains) losses included in net income	10	(44)	90
Net unrealized losses	(44)	(116)	(901)
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during the period	—	461	(1,326)
Reclassification adjustment for loss included in net income	—	1,036	—
Net unrealized gains (losses)	—	1,497	(1,326)
Total other comprehensive income	4,761	14,925	5,920
Comprehensive Income	$413,192	$312,689	$196,829

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended March 31,
	2005	2004	2003
Cash Flows from Operating Activities
Net earnings	$408,431	$297,764	$190,909
Non-cash items included in earnings:
Depreciation and amortization	55,277	49,958	55,888
Accretion and amortization of securities discounts and premiums, net	8,201	7,528	7,737
Originated mortgage servicing rights	—	(919)	(1,817)
Deferred compensation	19,117	15,564	10,149
Unrealized (gains) losses on firm investments	(4,467)	(3,346)	1,885
Intangible asset impairments	—	—	2,787
Other	1,463	3,704	964
Deferred income taxes	30,337	(16,948)	8,091
Gain on sale of assets	—	—	(1,331)
Gain on sale of discontinued operations	—	(10,861)	—
Purchases of trading investments, net	(30,510)	(9,971)	(2,517)
Decrease (increase) in assets excluding acquisitions:
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	299,118	(292,976)	(81,824)
Receivables from customers	(25,430)	(170,860)	62,153
Receivables for investment advisory and related fees	(74,657)	(79,019)	(6,030)
Receivables from brokers and dealers and other	(4,877)	(93,764)	20,222
Securities borrowed	(216,344)	(313,169)	69,187
Trading assets	(175,835)	(84,134)	(45,980)
Restricted cash	(20,658)	—	—
Other	(6,699)	(22,740)	2,385
Increase (decrease) in liabilities excluding acquisitions:
Payable to customers	(229,380)	329,774	(3,237)
Payable to brokers and dealers	(8,466)	6,027	40,008
Securities loaned	100,195	267,763	(59,661)
Trading liabilities	102,970	59,845	21,674
Accrued compensation	137,623	116,373	33,094
Other	46,124	153,317	(6,882)
Cash Provided by Operating Activities	411,533	208,910	317,854
Cash Flows from Investing Activities
Payments for:
Equipment and leasehold improvements	(52,644)	(70,533)	(40,947)
Contractual acquisition earnouts	(502,500)	(543)	—
Acquisitions, net of cash acquired	(57,404)	(3,967)	(3,243)
Net proceeds from sale of assets	10,362	64,777	1,451
Net (increase) decrease in securities purchased under agreements to resell	—	35,000	(35,000)
Purchases of investment securities	(10,654)	(15,604)	(26,008)
Proceeds from sales and maturities of investment securities	10,827	16,105	139,063
Cash Provided by (used for) Investing Activities	(602,013)	25,235	35,316
Cash Flows from Financing Activities
Net increase (decrease) in short-term borrowings	—	(29,478)	25,918
Net proceeds from issuance of long-term debt	51,583	—	—
Repayment of principal on long-term debt	(31,583)	—	—
Repayment of notes payable of finance subsidiaries	—	—	(111,631)
Issuance of common stock	370,336	70,394	22,678
Repurchase of common stock	(40,729)	(65,399)	(41,963)
Dividends paid	(51,728)	(35,238)	(28,195)
Cash Provided by (used for) Financing Activities	297,879	(59,721)	(133,193)
Effect of Exchange Rate Changes on Cash	1,678	2,884	2,398
Net Increase (Decrease) in Cash and Cash Equivalents	109,077	177,308	222,375
Cash and Cash Equivalents at Beginning of Year	868,060	690,752	468,377
Cash and Cash Equivalents at End of Year	$977,137	$868,060	$690,752
Supplementary Disclosure
Cash paid for:
Income taxes	$191,708	$166,212	$121,639
Interest	70,815	53,157	69,879

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share amounts or unless otherwise noted)

1.  Summary of Significant Accounting Policies

Basis of Presentation

Legg Mason, Inc. (“Parent”) and its subsidiaries (collectively, “Legg Mason”) are principally engaged in providing asset management, securities brokerage, investment banking and related financial services to individuals, institutions, corporations and municipalities. The consolidated financial statements include the accounts of the Parent and its subsidiaries in which it has a controlling financial interest. Generally, an entity is considered to have a controlling financial interest when it owns a majority of the voting interest in an entity. Legg Mason is also required to consolidate any variable interest entity (“VIE”) in which it is considered to be the primary beneficiary. See discussion of Special Purpose Entities that follows, as well as Note 16, for a further discussion of variable interest entities. All material intercompany balances and transactions have been eliminated. Unless otherwise noted, all per share amounts include both common shares of Legg Mason and shares issued in connection with the acquisition of Legg Mason Canada Inc. (formerly Perigee Inc.), which are exchangeable into common shares of Legg Mason on a one-for-one basis at any time. Where appropriate, prior years’ financial statements reflect reclassifications to conform to the current year presentation.

Use of Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes, including fair value of financial instruments, intangible assets and goodwill, liabilities for losses and contingencies, stock-based compensation and income taxes. Management believes that the estimates used are reasonable, although actual amounts could differ from those estimates and the differences could have a material impact on the consolidated financial statements.

Cash and Cash Equivalents

Cash equivalents, other than those used for trading purposes, are highly liquid investments with original maturities of 90 days or less.

Restricted Cash

Restricted cash at March 31, 2005 is $20,658, which represents cash in an escrow account in connection with our appeal of a judgment in a civil copyright lawsuit. This cash is not available to Legg Mason for general corporate use. See Note 9 for a discussion of the civil copyright lawsuit.

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

Securities Transactions

Customer securities transactions are recorded on a settlement date basis. Related commission revenues and expenses are recorded on a trade date basis. Receivables from and payables to customers represent balances arising from cash and margin transactions. Securities owned by customers held as collateral for the receivable balances are not reflected in the consolidated financial statements. See Note 15 for a discussion of off-balance sheet risk.

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

The Parent and its non-broker-dealer subsidiaries hold debt and marketable equity investments which are classified as available-for-sale, held-to-maturity or trading. Debt and marketable equity securities classified as available-for-sale are reported at fair value and resulting unrealized gains and losses are reflected in stockholders’ equity and comprehensive income, net of applicable income taxes. Debt securities, for which there is positive intent and ability to hold to maturity, are classified as held-to-maturity and are recorded at amortized cost. Amortization of discount or premium is included in interest income.

Financial instruments used in trading activities of the Parent’s broker-dealer subsidiaries are generally recorded on a trade date basis and carried at fair value with unrealized gains and losses reflected in current period earnings. However, securities transactions that are scheduled to settle beyond the normal settlement date are considered forward contracts and, therefore, are not reflected in trading assets or liabilities. However, unrealized gains and losses on these securities are reflected in Trading assets and Trading liabilities and current period earnings. In addition, certain investment securities held by non broker-dealer subsidiaries are classified as trading securities. These investments are recorded at fair value and unrealized gains and losses are also included in earnings. Realized gains and losses for all investments are included in current period earnings.

For Trading assets and Trading liabilities, fair values for equity securities are generally determined by using prices from independent sources such as external pricing services, broker or dealer price quotations, and closing market prices for listed instruments, when available. Fixed income securities are valued using external pricing services, third-party broker or dealer price quotations, or traders’ estimates based on spreads to actively traded benchmark debt instruments with readily available market prices. Traders’ estimates are compared to external pricing services to verify that there are no material variations, either individually or in the aggregate and further verified through comparison to actual values realized.

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

Legg Mason evaluates its non-trading Investment securities for “other than temporary” impairment. Impairment may exist when the fair value of an investment security has been below the adjusted cost for an extended period of time. If an “other than temporary” impairment is determined to exist, the difference between the value of the investment security recorded on the financial statements and its fair value is recognized as a charge to earnings in the period the impairment is determined. As of March 31, 2005 and 2004, the amount of unrealized losses for investment securities not recognized in earnings was not material.

For investments in illiquid and privately-held securities for which market prices or quotations are not readily available, the determination of the fair value requires management to estimate the value of the security based upon available information. As of March 31, 2005 and 2004, Legg Mason had approximately $5,253 and $3,166, respectively, of non-trading financial instruments that are valued based upon management’s assumptions or estimates.

At March 31, 2005 and 2004, Legg Mason had approximately $33,169 and $26,179, respectively, of other investments, such as investment partnerships, that are included in Other Assets on the Consolidated Statements of Financial Condition. These investments are generally accounted for under the cost or equity method.

In addition to the financial instruments described above, other financial instruments that are carried at fair value or amounts that approximate fair value include Cash and cash equivalents, Restricted cash, Receivables from customers, Securities borrowed, Securities loaned, Short-term borrowings and Payables to customers. The fair value of Long-term debt at March 31, 2005 and 2004 was $1,065,532 and $1,007,931 respectively. These fair values were estimated using current market prices.

Equipment and Leasehold Improvements

Equipment consists primarily of communications and technology hardware and software and furniture and fixtures. Equipment and leasehold improvements are reported at cost, net of accumulated depreciation and amortization. As of March 31, 2005 and 2004, equipment and leasehold improvements are as follows:

	2005	2004
Equipment	$162,445	$128,340
Leasehold improvements	95,776	89,408
Total cost	258,221	217,748

Less: accumulated depreciation	(138,685)	(106,493)
Equipment and leasehold improvements, net	$119,536	$111,255

Depreciation and amortization are determined by use of the straight-line method. Equipment is depreciated over the estimated useful lives of the assets, generally ranging from three to eight years. Leasehold improvements are amortized over the term of the lease. Maintenance and repair costs are expensed as incurred. Depreciation and amortization expense was $32,750, $26,307, and $26,472 for 2005, 2004, and 2003, respectively.

Intangible Assets and Goodwill

Intangible assets consist principally of asset management contracts, contracts to manage proprietary mutual funds and trade names. Intangible assets are amortized over their estimated useful lives, using the straight-line method, unless the asset is determined to have an indefinite useful life. Management contracts are amortizable intangible assets that are capitalized at acquisition and amortized over the expected life of the contract. As of March 31, 2005, intangible assets are being amortized over a weighted-average life of 14 years. The value of contracts to manage assets in proprietary mutual funds and the value of trade names are classified as indefinite-life intangible assets. The assignment of indefinite lives to proprietary mutual fund contracts is based upon the assumption that there is no foreseeable limit on the contract period to manage proprietary mutual funds due to the likelihood of continued renewal at little or no cost. The assignment of indefinite lives to trade names is based on the assumption that they are expected to generate cash flows indefinitely.

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” indefinite-life intangible assets and goodwill are not amortized.

Legg Mason values its intangible assets and goodwill on a quarterly basis, considering factors such as projected cash flows and revenue multiples, to determine whether the values of each asset are impaired and the amortization periods are appropriate. If an asset is impaired, the difference between the value of the asset reflected on the financial statements and its current fair value is recognized as an expense in the period in which the impairment is determined. The fair values of intangible assets subject to amortization are reviewed at each reporting period using an undiscounted cash flow analysis. For intangible assets with indefinite lives, fair value is determined based on anticipated discounted cash flows. Goodwill is evaluated at the reporting unit level, which is one level below the operating segment, and is deemed to be impaired if the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. In estimating the fair value of the reporting unit, Legg Mason uses valuation techniques based on multiples of revenues and discounted cash flows similar to models employed in analyzing the purchase price of an acquisition target. Substantially all of Legg Mason’s goodwill is assigned to the asset management operating segment. Legg Mason has defined the Asset Management reporting units to be the Institutional, Mutual Funds and Wealth Management divisions. See Note 6 for additional information regarding intangible assets and goodwill.

Translation of Foreign Currencies

Assets and liabilities of foreign subsidiaries that are denominated in non-U.S. dollar functional currencies are translated at exchange rates as of the Consolidated Statements of Financial Condition dates. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars are included in stockholders’ equity and comprehensive income. Gains or losses resulting from foreign currency transactions are included in earnings.

Investment Advisory and Related Fees

Legg Mason earns investment advisory fees on assets in investment funds and accounts managed by its subsidiaries, distribution fees on assets in company-sponsored investment funds and asset-based fees on various types of single-fee brokerage accounts. In addition, Legg Mason earns fees for performing certain administrative services for its funds. Revenues from investment advisory and related activities are recognized over the period in which services are performed. Performance fees may be earned on certain investment advisory contracts for exceeding performance benchmarks and are generally recognized at the end of the performance measurement period or when they are determined to be realizable.

Investment Banking

Underwriting revenues and fees from advisory assignments are recorded when the underlying transaction is substantially completed under the terms of the engagement and amounts are determined to be realizable. Expenses related to securities offerings in which Legg Mason acts as principal or agent are deferred until the related revenue is recognized or the offering is deemed unlikely. Expense reimbursements related to advisory activities are recorded as a reduction of related expenses. The reimbursable expenses are reviewed for collectibility at each reporting date.

Distribution and Service Fees

Distribution and service fees represent costs incurred related to the distribution and servicing of proprietary funds, and are largely asset-based expenses that are determined as a percentage of client assets. Reported amounts also include finders’ fees and referral fees paid to unaffiliated broker-dealers or introducing parties; expenses related to providing client or shareholder servicing, including record-keeping; administrative services related to proprietary funds or similar products borne by the adviser; and sub-advisory fees paid to unaffiliated asset managers.

Stock-Based Compensation

Legg Mason’s stock-based compensation plans include stock options, employee stock purchase plans, restricted stock awards and deferred compensation and retention bonuses payable in stock. Under its stock compensation plans, Legg Mason issues stock options to officers, key employees and non-employee members of the Board of Directors. Prior to April 1, 2003, Legg Mason accounted for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. In accordance with APB No. 25, prior to fiscal 2004 compensation expense was not recognized for stock options because they have no intrinsic value (the exercise price is not less than the market price) on the date of grant.

During fiscal 2004, Legg Mason adopted the fair value method of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” prospectively for all stock options granted and stock purchase plan transactions after April 1, 2003, using the Black-Scholes option pricing model. Under the prospective method allowed under SFAS No. 148, compensation expense is recognized based on the fair value of stock options granted after April 1, 2003 over the applicable vesting period. No compensation expense is recognized for stock options granted prior to April 1, 2003. Therefore, the expense related to stock-based employee compensation included in the determination of net income for fiscal 2005 and 2004 is less than that which would have been included if the fair value method had been applied to all awards. The impact of adopting SFAS No. 123, as amended, reduced net earnings for fiscal 2005 and 2004 by $4,289, or $0.04 per diluted share and $3,310, or $0.03 per diluted share, respectively.

Legg Mason has a qualified Employee Stock Purchase Plan covering substantially all employees. Shares of common stock are purchased in the open market on behalf of participating employees, subject to a 4.5 million total share limit under the plan. Purchases are made through payroll deductions and Legg Mason provides a 10% contribution towards purchases, which is charged to earnings. During the fiscal year ended March 31, 2005, 2004 and 2003, approximately 147, 209 and 300 shares, respectively, have been purchased in the open market on behalf of participating employees.

Restricted stock awards and deferred compensation payable in stock are recognized as expense over the vesting periods.

The following table reflects pro forma results as if compensation expense associated with all option grants (regardless of grant date) and the stock purchase plan were recognized over the vesting period:

	2005	2004	2003
Net earnings, as reported	$408,431	$297,764	$190,909
Add: stock-based compensation included in reported net earnings, net of taxes	5,034	4,162	723
Less: stock-based compensation, net of taxes	(19,030)	(21,434)	(23,400)
Pro forma net earnings	$394,435	$280,492	$168,232
Earnings per share:
As reported:
Basic	$3.95	$2.97	$1.93
Diluted	3.53	2.65	1.78
Pro forma:
Basic	$3.81	$2.80	$1.70
Diluted	3.41	2.48	1.53

The weighted average fair value of stock options granted in fiscal 2005, 2004 and 2003, using the Black-Scholes option pricing model, was $22.53, $19.85 and $10.59 per share, respectively.

The following weighted average assumptions were used in the model for grants in fiscal 2005, 2004 and 2003.

	2005	2004	2003
Expected dividend yield	0.79%	0.82%	0.81%
Risk-free interest rate	4.03%	3.44%	4.09%
Expected volatility	40.99%	41.39%	34.31%
Expected lives (in years)	6.13	6.52	6.65

During fiscal 2005, 2004 and 2003, Legg Mason granted 138, 40 and 40 shares of restricted common stock, respectively, at a fair value of $60.36, $36.16 and $34.11, respectively, per share. The restricted shares vest in equal increments over three years and expense is recognized over the three-year vesting period. The restricted stock awards were non-cash transactions. In fiscal 2005, 2004 and 2003, Legg Mason recognized $3,225, $1,283 and $1,515, respectively, in compensation expense for restricted stock awards.

In addition, deferred compensation payable in shares of Legg Mason common stock has been granted to certain employees in mandatory and elective plans and programs under Legg Mason’s equity incentive plan. The vesting in the plans and programs ranges from immediate to periods up to six years. The plans and programs provide for discounts of up to 10% on contributions and dividends. There is no limit on the number of shares authorized to be issued under the one remaining active deferred plan. All other plans were replaced by similar programs under Legg Mason’s equity incentive plan during fiscal 2005. In fiscal 2005, 2004 and 2003, Legg Mason recognized $11,135, $10,814 and $9,843, respectively, in compensation expense for deferred compensation arrangements payable in shares of common stock. During fiscal 2005, 2004 and 2003, Legg Mason issued 308, 399 and 765 shares, respectively, under deferred compensation arrangements with a weighted-average fair value per share at grant date of $68.03, $50.83 and $32.83, respectively.

During fiscal 2005, the officer note receivable of $895 related to a stock purchase transaction was repaid.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents cumulative foreign currency translation adjustments and net gains and losses on investment securities. The significant change in the accumulated translation adjustment for fiscal 2005 and 2004 primarily resulted from the impact of changes in the British pound and the Canadian dollar in relation to the U.S. dollar on the net assets of our United Kingdom and Canadian subsidiaries, for which the pound and the Canadian dollar are the functional currencies. The summary of Legg Mason’s accumulated other comprehensive income as of March 31, 2005 and 2004 is as follows:

	2005	2004
Foreign currency translation adjustments	$15,616	$10,811
Unrealized gains on investment securities, net of taxes of $65 and $113, respectively	94	138
Total	$15,710	$10,949

The deferred tax provision (benefit) for unrealized holding gains and losses arising from investment securities during the fiscal years ended 2005, 2004 and 2003 were ($53), ($24) and $84, respectively. The deferred tax provision (benefit) for reclassification adjustments for gains (losses) included in net income on investment securities during the fiscal years ended 2005, 2004 and 2003 were $5, ($40) and ($4), respectively. The deferred tax provision (benefit) for unrealized holding gains (losses) arising from cash flow hedges during the fiscal years ended 2004 and 2003 were $282 and ($812), respectively. The deferred tax provision (benefit) for reclassification adjustments for gains included in net income on cash flow hedges during the fiscal year ended 2004 was $635.

Supplemental Cash Flow Information

Non-cash activities are excluded from the Consolidated Statements of Cash Flows. As described in Note 8, Legg Mason has outstanding $545,285 principal amount at maturity of zero-coupon contingent convertible senior notes due on June 6, 2031. The convertible notes were issued in a private placement to qualified institutional buyers at an initial offering price of $440.70 per $1,000 principal amount at maturity. During fiscal 2005, the holders of $22,000 principal amount at maturity of the notes converted the notes into 254 shares of common stock. In connection with the sale of the mortgage banking and servicing business of Legg Mason Real Estate Services, Inc. (“LMRES”) during fiscal 2004, Legg Mason received a $6,900 non-interest bearing note due September 30, 2007, with a net present value of $5,100. Additionally, the value of common stock issued in connection with a business acquisition was $3,262 for fiscal 2003.

Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net earnings by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of potential common shares.

As a result of the adoption of Emerging Issues Task Force (“EITF”) 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” diluted earnings per share for the fiscal years ended March 31, 2004 and 2003 have been restated to include, as of April 1, 2002, 6.6 million shares issuable upon conversion of our zero-coupon contingent convertible senior notes. As a result, our diluted earnings per share for fiscal 2004 and fiscal 2003 were reduced by $0.06 and $0.07, respectively. Previously, our senior notes were included in the calculation of diluted earnings per share beginning in the quarter ended December 31, 2003 because the senior notes became convertible during that quarter.

The following table presents the computations of basic and diluted EPS:

	Years Ended March 31,
	2005	2004	2003
Weighted average common shares outstanding	103,428	100,292	99,002
Potential common shares:
Employee stock options	6,192	6,254	3,407
Shares related to deferred compensation	918	945	730
Shares issuable upon conversion of debentures	6,536	6,558	6,558
Total weighted average diluted common shares	117,074	114,049	109,697
Net earnings	$408,431	$297,764	$190,909
Interest expense on convertible debentures, net of tax	4,620	4,476	4,370
Net earnings applicable to diluted common shares	$413,051	$302,240	$195,279
Basic EPS	$3.95	$2.97	$1.93
Diluted EPS	3.53	2.65	1.78

At March 31, 2005, 2004 and 2003, options to purchase 1, 4, and 5,285 shares, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average price of the common shares for the period.

Basic and diluted earnings per share for the fiscal years ended March 31, 2005, 2004 and 2003 include all vested shares of phantom stock related to our deferred compensation plans. Diluted earnings per share for the same periods also include unvested shares of phantom stock related to those plans unless the shares are deemed antidilutive. At March 31, 2005, 2004 and 2003, 464, 587 and 1,010 unvested shares of phantom stock, respectively, were antidilutive and therefore excluded from the computation of diluted earnings per share.

Derivative Instruments

The fair values of derivative instruments are recorded as assets or liabilities on the Consolidated Statements of Financial Condition. Legg Mason generally does not engage in derivative or hedging activities, except for limited trading-related activities at the Parent’s primary broker-dealer subsidiary. The primary broker-dealer subsidiary uses forwards, futures and purchased options, on a limited basis, as a means of hedging interest rate risk in its trading activities. Realized and unrealized gains and losses on these transactions are included in Principal transactions on the Consolidated Statements of Earnings. Legg Mason does not apply hedge accounting as defined in FASB Statement No. 133, “Accounting For Derivative Instruments and Hedging Activities,” as amended, as these financial instruments are marked to market with changes in fair values reflected in earnings. Therefore, disclosures required by FASB Statement No. 133 are generally not applicable with respect to these financial instruments.

In addition, one of the Parent’s asset management subsidiaries is the collateral manager of a collateralized debt obligation (“CDO”) and entered into a forward purchase agreement in fiscal 2002 as a cash flow hedge to purchase a $4,200 interest in the CDO in fiscal 2005. During fiscal 2004, the cash flow hedge was sold and Legg Mason recorded a realized loss of approximately $1,036, net of tax.

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation Number (“FIN”) 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51.” FIN 46 requires all SPEs to be designated as either a voting interest entity or a VIE, with VIEs subject to consolidation by the party deemed to be the primary beneficiary, if any. A VIE is an entity that does not have sufficient equity at risk to finance its activities without additional subordinate financial support or in which the equity investors do not have the characteristics of a controlling financial interest. The primary beneficiary is the entity that will absorb a majority of the VIE’s expected losses, or if there is no such entity, the entity that will receive a majority of the VIE’s expected residual returns, if any. In December 2003, the FASB revised FIN 46 (“FIN 46-R”) to incorporate certain modifications. These modifications, among other things, removed the requirement to include gross fees paid to a decision maker in the determination of expected residual returns. As a result, it is unlikely that Legg Mason will be the primary beneficiary for VIEs created to manage assets for clients unless our ownership interest, including interests of related parties, as defined in FIN 46-R, in a VIE is substantial. Legg Mason adopted the provisions of FIN 46-R during fiscal 2004. See Note 16 for additional information on SPEs.

Recent Accounting Developments

The FASB has issued the following pronouncements during the fiscal year.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires all share-based payment transactions to be valued using the fair value method. SFAS 123R eliminates the ability to account for share-based compensation using the intrinsic value method under Accounting Principles Board Opinion (“APB”) 25. Originally, SFAS 123R was effective for all interim periods beginning after June 15, 2005, but in April 2005 the SEC amended the date for compliance by allowing the effective date to be the first annual reporting period beginning after June 15, 2005. As such, SFAS 123R is effective for fiscal 2007. Retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. See table in Stock Based Compensation for the impact on Legg Mason’s Consolidated Financial Statements.

In December 2004, the FASB issued FASB Staff Position FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act, which was signed into law on October 22, 2004, provides for a onetime dividends received deduction on the repatriation of certain foreign earnings to U.S. taxpayers. Historically, Legg Mason has reinvested cumulative undistributed earnings of its non-U.S. subsidiaries and accordingly, deferred U.S. federal income taxes on such undistributed earnings were not recorded. Legg Mason is currently evaluating the income tax effects of the foreign earnings repatriation provision within the Act and cannot reasonably estimate the income tax effects, if any, at this time.

The EITF reached a consensus regarding Issue 04-8. The guidance in this EITF requires contingently convertible instruments, if dilutive, to be included retroactively in diluted earnings per share computations from the date of issuance of the instruments. The effective date of this EITF is for reporting periods ending after December 15, 2004. See Earnings Per Share for discussion of the impact of adopting this EITF.

The EITF reached a consensus on Topic No. D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill.” Companies who have applied the residual method to the valuation of intangible assets for purposes of impairment testing should perform an impairment test applying this guidance by no later than the beginning of their first fiscal year beginning after December 15, 2004. Impairments of intangible assets recognized upon application of a direct value method by entities previously applying the residual method should be reported as a cumulative effect of a change in accounting principle. These requirements should be applied to business combinations completed after September 29, 2004. The adoption of EITF D-108 did not impact Legg Mason’s Consolidated Financial Statements.

The EITF reached a consensus on Issue 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.” This EITF requires that individual operating segments that do not meet the quantitative thresholds set forth in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” for separate reporting may be aggregated only if the segments meet certain requirements. These requirements are applicable for fiscal years ending after October 13, 2004. The adoption of EITF 04-10 did not impact Legg Mason’s identified segments.

The EITF reached a consensus on Issue 03-16, “Accounting for Investments in Limited Liability Companies.” This EITF requires that an investment in a Limited Liability Company (“LLC”) that maintains a “specific ownership account” for each investor — similar to a partnership capital account structure — should be viewed as similar to an investment in a limited partnership for purposes of determining whether a non-controlling investment in an LLC should be accounted for using the cost method or the equity method. These requirements are applicable for reporting periods beginning after June 15, 2004. The adoption of EITF 03-16 did not materially impact Legg Mason’s Consolidated Financial Statements.

2.  Business Combinations and Dispositions

On November 12, 2004, Legg Mason Investment Counsel, LLC, a wholly owned subsidiary of Legg Mason, agreed to acquire from Deutsche Investment Management Americas the New York City, Philadelphia, Cincinnati and Chicago offices of Scudder Private Investment Counsel (the “Acquired Offices”). The acquisition of these offices fits Legg Mason’s strategic objective to grow its asset management business. The transaction closed on December 31, 2004. Under the terms of the agreement, Legg Mason purchased the Acquired Offices for cash of $55,000. The transaction includes a contingent payment based on the revenues of the Acquired Offices on the first anniversary of closing, with the aggregate purchase price to be no more than $81, 300. The Acquired Offices had $5.4 billion of assets under management at December 31, 2004. The allocation of the purchase price resulted in $20,008 of Goodwill and $34,000 of amortizable asset management contracts. The fair value of the asset management contracts of $34,000 is being amortized over an estimated life of 12 years.

On September 30, 2003, Legg Mason sold certain assets and liabilities comprising the commercial mortgage banking and mortgage servicing operations of its wholly owned subsidiary, LMRES. LMRES continues to operate its real estate investment group, which is now included in the Capital Markets segment. The sales price for the net assets was approximately $68,630, including $63,530 in cash at closing (including $40,900 that was used to repay the outstanding balance on the secured warehouse line of credit) and $6,900 in a non-interest bearing note due four years from closing, which was discounted at 8%. Legg Mason recognized a gain, net of transaction costs, of $10,861 ($6,481, net of taxes of $4,380). This gain is reflected as Gain on sale of discontinued operations on the Consolidated Statements of Earnings. The sale of certain assets of LMRES was a result of Legg Mason’s long term strategic objective to focus on Legg Mason’s core businesses. Results for fiscal 2003 have been restated to reflect the results of the sold business as discontinued operations. The net assets, net revenues, pre-tax earnings, net earnings and cash flows from the operations of LMRES that were sold were not material to Legg Mason’s consolidated operations.

3.  Receivable from and Payable to Customers

Receivable from and payable to customers represent balances arising from cash and margin transactions. Securities owned by customers are held as collateral for the receivable balances. Included in payable to customers are free credit balances of approximately $3,191,469 and $3,386,477 as of March 31, 2005, and 2004, respectively. Legg Mason pays interest on certain customer free credit balances held for investment purposes.

4.  Trading Assets and Liabilities

Securities positions used in Legg Mason’s trading activities consist of the following at March 31:

Trading Assets	2005	2004
U.S. government and agencies	$173,294	$101,483
Corporate debt	76,120	20,659
State and municipal bonds	181,997	125,198
Equity and other	4,712	8,573
Subtotal	436,123	255,913
VIEs	3,807	8,182

Total	$439,930	$264,095

Trading Liabilities	2005	2004
U.S. government and agencies	$211,335	$94,019
Corporate debt	5,157	18,976
Equity and other	5,566	1,265
Subtotal	222,058	114,260
VIEs	—	4,828

Total	$222,058	$119,088

At March 31, 2005 and 2004, Legg Mason had pledged securities owned of $2,031 and $1,219, respectively, as collateral to counterparties for securities loaned transactions, which can be sold or repledged by the counterparties.

5.  Investments

Legg Mason has investments in debt and equity securities that are generally classified as available-for-sale and trading as described in Note 1.

Investments as of March 31, 2005 and 2004 are as follows:

	2005	2004
Investment securities:
Available-for-sale	$6,560	$6,908
Trading	61,090	26,999
Other (1)	5,253	4,368
Total	$72,903	$38,275

(1)	Includes investments in private equity and debt securities and non-trading securities, primarily warrants, held by the Parent’s broker-dealer subsidiaries that do not have readily determinable fair values.

Legg Mason uses the specific identification method to determine the cost of a security sold and the amount reclassified from accumulated other comprehensive income into earnings. The proceeds and gross realized gains and losses from sales and maturities of available-for-sale and held-to-maturity investments are as follows:

	Years Ended March 31,
	2005	2004	2003
Available-for-sale:
Proceeds	$10,843	$16,023	$139,033
Gross realized gains	21	89	6
Gross realized losses	(5)	(7)	(92)
Held-to-maturity:
Proceeds	$—	$—	$116

Net unrealized gains from investment securities classified as trading included in the 2005 and 2004 Consolidated Statements of Financial Condition were $4,467 and $3,583, respectively.

Information regarding Legg Mason’s available-for-sale investments, categorized by maturity date, is as follows:

	March 31, 2005				March 31, 2004
	Cost/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Corporate debt:
Within one year	$1,724	$18	$(13)	$1,729	$1,570	$2	$(22)	$1,550
One to five years	681	—	(15)	666	810	12	(10)	812
Five to ten years	323	—	(5)	318	—	—	—	—
U.S. government and agency securities:
Within one year	150	—	—	150	—	—	—	—
One to five years	339	2	(1)	340	468	12	—	480
Five to ten years	484	25	—	509	17	—	—	17
Over ten years	1,969	7	(27)	1,949	2,627	72	(2)	2,697
Equities	731	273	(105)	899	1,166	284	(98)	1,352
Total	$6,401	$325	$(166)	$6,560	$6,658	$382	$(132)	$6,908

6.  Intangible Assets and Goodwill

SFAS No. 142 provides that goodwill is not amortized and the value of an identifiable intangible asset must be amortized over its useful life, unless the asset is determined to have an indefinite useful life. Goodwill and indefinite-life intangible assets are analyzed for impairment quarterly. Based upon analysis performed during fiscal 2005 and 2004, no impairment charges were recognized.

The following tables reflect the components of intangible assets as of March 31:

	2005	2004
Amortizable Asset Management Contracts:
Cost	$386,506	$352,037
Accumulated amortization	(90,478)	(67,537)
Net	$296,028	$284,500
Indefinite-Life Intangible Assets:
Fund management contracts	$105,375	$105,234
Trade name	54,700	54,700
Total	$160,075	$159,934
Total intangible assets, net	$456,103	$444,434

Estimated amortization expense for each of the next five fiscal years is as follows:

2006	$24,500
2007	24,154
2008	22,510
2009	22,010
2010	21,681
Thereafter	181,173
Total	$296,028

During the quarter ended December 31, 2004, Legg Mason purchased the Acquired Offices as described in Note 2. The increase in the cost of amortizable asset management contracts primarily reflects the value of the contracts acquired of $34,000.

During fiscal 2005, as a result of both Private Capital Management, L.P. (“PCM”) and Royce & Associates, LLC (“Royce”) meeting certain revenue levels as specified in the acquisition agreements, a maximum third anniversary payment of $400,000 was made to the former owners of PCM and a contingent payment of $100,000 was made to the former owners of Royce, which represented the maximum contingent amount due.

The carrying value of goodwill of $993,366 at March 31, 2005 is primarily attributable to the Asset Management reporting segment. The increase in the carrying value of goodwill since March 31, 2004 primarily reflects $500,000 for additional purchase consideration described above and $20,008 related to the acquisition of the four offices of Scudder Private Investment Counsel. The goodwill related to the additional purchase consideration and the acquisition of the four offices is deductible for tax purposes.

7.  Short-term Borrowings

Legg Mason obtains short-term financing on a secured and unsecured basis. The secured financing is obtained through the use of securities lending agreements and secured bank loans, which are primarily collateralized by agency, corporate and equity securities.

Legg Mason has a committed, unsecured revolving credit facility of $100,000 that matures on June 30, 2006, for general corporate purposes that may include short-term funding needs. The facility has restrictive covenants that require Legg Mason, among other things, to maintain specific levels of net worth and debt-to-equity ratios. There were no borrowings outstanding under the facility as of March 31, 2005 and 2004.

Certain subsidiaries maintain lines of credit for general corporate purposes. Interest is generally based upon prevailing rates. In total, these lines of credit are not material to Legg Mason. There were no borrowings outstanding under these facilities as of March 31, 2005 and 2004.

Legg Mason has maintained compliance with the applicable covenants of these facilities.

8.  Long-Term Debt

Long-term debt as of March 31, 2005 consists of the following:

	Current Accreted Value	Unamortized Discount	Maturity Amount
6.75% Senior notes	$424,469	$531	$425,000
Zero-coupon contingently convertible senior notes	266,736	278,549	545,285
6.50% Senior notes	99,959	41	100,000
Term loan	20,000	—	20,000
	$811,164	$279,121	$1,090,285

On July 2, 2001, Legg Mason issued $425,000 principal amount of senior notes due July 2, 2008, which bear interest at 6.75%. The notes were sold at a discount to yield 6.80%. The net proceeds of the notes were approximately $421,000, after payment of debt issuance costs.

On June 6, 2001, Legg Mason issued $567,285 principal amount at maturity of zero-coupon contingent convertible senior notes due on June 6, 2031. The convertible notes were issued in a private placement to qualified institutional buyers at an initial offering price of $440.70 per $1,000 principal amount at maturity. The discounted price reflects a yield to maturity of 2.75% per year. Legg Mason is amortizing the issue discount as interest expense using the effective interest method over the term of the convertible notes. The net proceeds of the offering were $244,375, after payment of debt issuance costs. During the quarter ended December 31, 2003, the price of Legg Mason’s common stock exceeded the conversion trigger price of $48.77 for at least 20 trading days in the last 30 trading days of the quarter. As a result, each note became convertible into 11.5593 shares of Legg Mason’s common stock, subject to adjustment, commencing on January 2, 2004. During February 2005, notes aggregating $22,000 principal amount at maturity were converted into 254 shares, which reduced the principal amount at maturity to $545,285. As of March 31, 2005, the outstanding notes may result in the issuance of up to an additional 6.3 million shares. Legg Mason may redeem the convertible notes for cash on or after June 6, 2006 at their accreted value; however the notes may be converted prior to any redemption. In addition, Legg Mason may be required to repurchase the convertible notes at their accreted value, at the option of the holders, on June 6, 2005, 2007, 2011 and every five years thereafter until 2026 or upon a change in control of Legg Mason that occurs on or before June 6, 2006. Such repurchases can be paid in cash, shares of Legg Mason’s common stock or a combination of both. Based upon the current stock price, Legg Mason does not expect there will be any convertible notes tendered for repurchase on June 6, 2005, however, if any notes are tendered, Legg Mason has elected to pay cash.

Legg Mason also has outstanding $100,000 principal amount of senior notes due February 15, 2006, which bear interest at 6.50%. The notes were issued at a discount to yield 6.57%.

In April 2004, Western Asset Management, a subsidiary of Legg Mason, entered into a $20,000 term loan agreement with a commercial bank to finance tenant improvements on real property at its new headquarters. The loan bears interest at 4.19% and is collateralized by the property and equipment of Western, with a maturity date of October 2010. Western is required to maintain a compensating balance over the life of the loan beginning with $5,000 at the funding date and decreasing to zero at a predetermined rate. This compensating balance is not legally restricted; however, failure to maintain the appropriate balance will result in additional bank charges and possible acceleration of the maturity if such charges are not paid. The loan also provides for restrictive covenants at the subsidiary relating to the maintenance of specified financial performance ratios such as tangible net worth and debt service coverage.

Legg Mason has maintained compliance with the applicable covenants of these facilities. Except for the term loan, Legg Mason issued long-term debt primarily to fund asset management acquisitions.

At March 31, 2005, Legg Mason had $1.25 billion available for the issuance of additional debt or equity securities pursuant to a shelf registration statement.

As of March 31, 2005, the aggregate maturities of long-term debt (current accreted value of $811,164), based on their contractual terms, are as follows:

2006	$103,017
2007	3,429
2008	3,577
2009	428,733
2010	3,895
Thereafter	547,634
Total	$1,090,285

9.  Commitments and Contingencies

Legg Mason leases office facilities and equipment under non-cancelable operating leases and also has multi-year agreements for data processing and other services. These leases and service agreements expire on varying dates through fiscal 2021. Certain leases provide for renewal options and contain escalation clauses providing for increased rentals based upon maintenance, utility and tax increases.

As of March 31, 2005, the minimum annual aggregate rentals are as follows:

2006	$68,565
2007	57,288
2008	52,492
2009	47,365
2010	33,474
Thereafter	82,788
Total	$341,972

The minimum rental commitments shown above have not been reduced by $14,449 of minimum sublease rentals to be received in the future under non-cancelable subleases. The table above also does not include aggregate rental commitments of $63 for furniture and equipment under capital leases.

Rental expense, under all operating leases and service agreements, was $71,444, $64,662, and $65,281 for fiscal 2005, 2004 and 2003, respectively. Rental expense is net of any sublease income received of $966, $1,158 and $1,185 for fiscal 2005, 2004 and 2003, respectively.

As of March 31, 2005 and 2004, Legg Mason had commitments to invest $9,182 and $18,055, respectively, in limited partnerships that make private investments. These commitments will be funded as required through the end of the respective investment periods ranging from fiscal 2006 to 2011.

Legg Mason has contingent payment obligations related to acquisitions. These payments are payable through fiscal 2007 and will not exceed $326,300.

In the normal course of business, Legg Mason enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. Legg Mason’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against Legg Mason that have not yet occurred.

Legg Mason has been the subject of customer complaints and has also been named as a defendant in various legal actions arising primarily from securities brokerage, asset management and investment banking activities, including certain class actions, which primarily allege violations of securities laws and seek unspecified damages, which could be substantial. Legg Mason is also involved in governmental and self-regulatory agency inquiries, investigations and proceedings. In accordance with SFAS No. 5 “Accounting for Contingencies,” Legg Mason has established provisions for estimated losses from pending complaints, legal actions, investigations and proceedings. While the ultimate resolution of these matters cannot be currently determined, in the opinion of management, after consultation with legal counsel, Legg Mason does not believe that the resolution of these actions will have a material adverse effect on Legg Mason’s financial condition. However, the results of operations could be materially affected during any period if liabilities in that period differ from Legg Mason’s prior estimates, and Legg Mason’s cash flows could be materially affected during any period in which these matters are resolved.

Starting in September 2003, we have responded to inquiries from the office of the New York Attorney General and the Securities and Exchange Commission relating to their industry-wide mutual fund probes. Legg Mason Wood Walker has been cooperating with two separate investigations undertaken by the Securities and Exchange Commission staff (the “Staff”) that arose out of those inquiries. One investigation is ongoing, and we are not currently able to predict the outcome of that investigation, or to predict what effect, if any, that investigation will have on our business or results of operations. With respect to the Staff’s other investigation, Legg Mason Wood Walker is in negotiations with the Staff to resolve all aspects of that investigation and recorded a $1.2 million charge in the September 2004 quarter. While no settlement with the Securities and Exchange Commission has been reached and no assurance can be given that this matter will be settled consistent with the amount reserved, we do not expect that a settlement of that investigation will be material to Legg Mason’s business and results of operations.

On October 3, 2003, a federal district court jury rendered an approximately $19,700 verdict against Legg Mason in a civil copyright lawsuit. That verdict was confirmed in a subsequent judgment in the case. As a result of the verdict and subsequent judgment, in fiscal year 2004 Legg Mason increased its provision for this litigation by approximately $19,000. We also reclassified $1,500 in our statement of earnings for fiscal year 2004 and $150 in our statement of earnings for fiscal year 2003 from Other expense to Litigation award charge so that the entire amount of charges recorded in fiscal year 2004 and fiscal year 2003 in connection with this litigation is reflected in Litigation award charge. Legg Mason has appealed the judgment, and the appeal is pending before the U.S. Court of Appeals for the Fourth Circuit.

The ultimate costs of litigation-related charges can vary significantly from period to period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits and recoveries from indemnification, contribution or insurance reimbursement. As of March 31, 2005 and 2004, Legg Mason’s liability for losses and contingencies was $27,000 and $31,800, respectively. A significant portion of the outstanding liability is due to the civil copyright infringement lawsuit discussed above. During fiscal 2005, 2004 and 2003, Legg Mason recorded litigation-related charges of approximately $8,000, $27,900 (which includes $19,000 related to the civil copyright lawsuit) and $9,400, respectively (net of recoveries of $5,900, $600 and $400 in fiscal 2005, 2004 and 2003, respectively). During the same periods, the liability was reduced for settlement payments of approximately $18,700, $5,900 and $15,700, respectively.

10.  Income Taxes

The components of income tax expense are as follows:

	2005	2004	2003
Federal	$211,046	$156,464	$105,450
Foreign	9,261	5,294	3,040
State and local	29,969	19,943	8,934
	$250,276	$181,701	$117,424
Current	$219,939	$198,649	$109,333
Deferred	30,337	(16,948)	8,091
Total	$250,276	$181,701	$117,424

A reconciliation of the difference between the effective income tax rate and the statutory federal income tax rate is as follows:

	2005	2004	2003
Taxes at statutory rates	$230,547	$165,308	$107,399
State income taxes, net of federal income tax benefit	19,480	12,963	5,807
Tax-exempt interest income, net	(704)	(620)	(608)
Foreign losses with no tax benefit	383	268	943
Differences in tax rates applicable to non-U.S. earnings	(1,579)	(499)	255
Other non-deductible expenses	1,654	1,559	1,214
Other, net	495	2,722	2,414
Total	$250,276	$181,701	$117,424

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Statements of Financial Condition. These temporary differences result in taxable or deductible amounts in future years. Details of Legg Mason’s deferred tax assets and liabilities are as follows:

	2005	2004
Deferred tax assets:
Accrued compensation and benefits	$90,305	$52,399
Accrued expenses	25,965	26,799
Depreciation	—	1,184
Operating loss carryforwards	8,723	14,007
Capital loss carryforwards	13,201	12,106
Other	—	2,195
Valuation allowance	(22,953)	(25,341)
Total	$115,241	$83,349

	2005	2004
Deferred tax liabilities:
Depreciation	$5,233	$—
Deferred expenses	—	555
Deferred income	949	529
Business combinations	6,721	6,792
Amortization	88,116	37,342
Imputed interest	18,916	12,526
Other	1,448	—
Total	$121,383	$57,744

At March 31, 2005, Legg Mason has U.S. state net operating loss carryforwards totaling $1,491 expiring in various years after 2010. In addition, Legg Mason has non-U.S. net operating loss and capital loss carryforwards of $7,232 and $13,201, respectively, which can be carried forward indefinitely.

At March 31, 2005 and 2004, Legg Mason recorded a valuation allowance for certain deferred tax assets related to U.S. state net operating loss, and non-U.S. net operating and capital loss carryforwards established in accordance with SFAS No. 109, “Accounting for Income Taxes,” as it is management’s opinion that it is more likely than not that these benefits may not be realized.

Legg Mason intends to reinvest cumulative undistributed earnings of its non-U.S. subsidiaries in non-U.S. operations. No deferred U.S. federal income taxes have been provided for the undistributed earnings to the extent that they are permanently reinvested in Legg Mason’s non-U.S. operations. It is not practical to determine the U.S. federal income tax liability, if any, that would be payable if such earnings were not reinvested indefinitely.

11.  Employee Benefits

Legg Mason, through its subsidiaries, maintains various defined contribution plans covering substantially all employees. Through its primary plan, Legg Mason makes discretionary contributions and matches 50% of employee 401(k) contributions up to 6% of employee compensation with a maximum of three thousand dollars per year. Contributions charged to operations amounted to $41,167, $33,095 and $26,779 in fiscal 2005, 2004 and 2003, respectively. In addition, employees can make voluntary contributions under certain plans.

12.  Capital Stock

At March 31, 2005, the authorized numbers of common, preferred and exchangeable shares were 250 million, 4 million and an unlimited number, respectively. In addition, at March 31, 2005 and 2004, there were 17.5 million and 15.4 million shares of common stock, respectively, reserved for issuance under Legg Mason’s equity plans and 2.7 million and 2.9 million common shares, respectively, reserved for exchangeable shares in connection with the acquisition of Legg Mason Canada Inc. All outstanding exchangeable shares are exchangeable at any time by the holder on a one-for-one basis into shares of our common stock and are included in basic shares outstanding. Additionally, at March 31, 2005, Legg Mason has approximately 6.3 million shares of common stock reserved for issuance upon conversion of the zero-coupon contingent convertible senior notes.

Changes in common stock and shares exchangeable into common stock for the three years ended March 31, 2005 are as follows:

	Years Ended March 31,
	2005	2004	2003
Common Stock
Beginning balance	66,549	64,827	64,444
Shares issued for:
Stock option exercises	2,294	1,850	496
Deferred compensation trust	244	193	256
Deferred compensation	197	100	280
Exchangeable shares	260	368	176
Shares retired	(735)	(789)	(885)
Stock split	33,274	—	—
Stock issuance	4,600	—	—
Business purchase	—	—	60
Ending balance	106,683	66,549	64,827
Shares Exchangeable into Common Stock
Beginning balance	1,951	2,319	2,495
Exchanges	(245)	(368)	(176)
Stock split	960	—	—
Ending balance	2,666	1,951	2,319

Dividends declared but not paid at March 31, 2005, 2004 and 2003 were $16,398, $10,289 and $7,374, respectively.

During the fiscal year ended March 31, 2002, the Board of Directors approved a stock repurchase plan. Under this plan, Legg Mason is authorized to repurchase up to 4.5 million shares on the open market at its discretion. During the fiscal years ended March 31, 2005, 2004 and 2003, Legg Mason repurchased and retired 735 shares for $40,729, 1,184 shares for $65,399 and 1,327 shares for $41,963, respectively.

On July 20, 2004 Legg Mason declared a three-for-two stock split, paid as a dividend on September 24, 2004 to stockholders of record on September 8, 2004. Accordingly, all share and per share information has been retroactively restated to reflect the stock split, except for the common stock and additional paid-in capital presented in the Consolidated Statements of Financial Condition, Consolidated Statements of Changes in Stockholders’ Equity, and the table above.

On December 15, 2004, Legg Mason sold 4.6 million shares of common stock at $70.30 per share, less underwriting fees, for net proceeds of approximately $311,000.

13.  Employee Stock Option Plans

At March 31, 2005, 24 million shares were authorized to be issued under Legg Mason’s equity incentive stock plans. Options under Legg Mason’s employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in equal increments over 3 to 5 years and expire within 5 to 10 years from the date of grant. See Note 1 for a further discussion of stock-based compensation.

Stock option transactions under the plans during the three years ended March 31, 2005 are summarized below:

	Number of Shares	Weighted- Average Exercise Price Per Share
Options outstanding at March 31, 2002	13,518	$25.30
Granted	2,154	26.91
Exercised	(753)	13.93
Canceled	(499)	30.77
Options outstanding at March 31, 2003	14,420	$25.95
Granted	816	45.91
Exercised	(2,843)	21.77
Canceled	(557)	30.85
Options outstanding at March 31, 2004	11,836	$28.09
Granted	530	53.01
Exercised	(2,085)	22.67
Canceled	(168)	33.71
Options outstanding at March 31, 2005	10,113	$30.42

The following information summarizes Legg Mason’s stock options outstanding at March 31, 2005:

Exercise Price Range	Option Shares Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Life (in years)
$ 4.20 – $22.00	2,214	$19.74	2.8
22.01 – 27.00	2,453	25.47	4.2
27.01 – 35.00	2,586	32.35	4.0
35.01 – 77.72	2,860	41.21	4.8

At March 31, 2005, 2004 and 2003, options were exercisable on 6,293, 6,245, and 6,783 shares, respectively, and the weighted average exercise prices were $27.33, $24.57 and $22.02, respectively.

The following information summarizes Legg Mason’s stock options exercisable at March 31, 2005:

Exercise Price Range	Option Shares Exercisable	Weighted- Average Exercise Price Per Share
$ 4.20 – $22.00	2,066	$19.68
22.01 – 27.00	1,390	24.83
27.01 – 35.00	1,525	32.27
35.01 – 77.72	1,312	36.28

Legg Mason also has a stock option plan for non-employee directors. Options granted under the plan are immediately exercisable at a price equal to the fair value of the shares on the date of grant. Options issuable under the plan, limited to 1.65 million shares in aggregate, have a term of not more than ten years from the date of grant. At March 31, 2005, options on 1,045 shares have been granted, of which 592 are currently outstanding.

14.  Deferred Compensation Stock Trust

In accordance with EITF Issue 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts are Held in a Rabbi Trust and Invested,” assets of rabbi trusts are to be consolidated with those of the employer, and the value of the employer’s stock held in the rabbi trusts should be classified in stockholders’ equity and generally accounted for in a manner similar to treasury stock. Therefore, the shares Legg Mason has issued to its rabbi trust and the corresponding liability related to the deferred compensation plans are presented as components of stockholders’ equity as Employee stock trust and Deferred compensation employee stock trust, respectively. Shares held by the trust at March 31, 2005 and 2004 were 4,945 and 5,091, respectively.

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

Legg Mason’s customer financing and securities lending activities require Legg Mason to pledge customer securities as collateral for various financing sources such as bank loans and securities lending. At March 31, 2005, Legg Mason had approximately $1.4 billion of customer securities under customer margin loans that are available to be repledged, of which Legg Mason has repledged approximately $61,184 under securities loan agreements. In addition, Legg Mason has received collateral of approximately $762,947 under securities borrowings agreements, of which Legg Mason has repledged approximately $560,546. Legg Mason has also received collateral of approximately $2.5 billion under reverse repurchase agreements for its customer reserve requirement, none of which has been repledged.

16.  Special Purpose Entities

As described in Note 1, FIN46-R requires the consolidation of VIEs for which Legg Mason is the primary beneficiary. In the normal course of its business activities, Legg Mason is the collateral manager of collateralized debt obligation entities, the general partner, and in some cases a limited partner, in investment partnerships and the investment manager and/or managing member in limited liability companies, trusts and offshore investment vehicles. Accordingly, Legg Mason may obtain variable interests in the VIEs that it manages. These entities are investment vehicles and include many types of investment strategies including real estate, equity and fixed income portfolios. For its services, Legg Mason is entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinate management fees or other incentive fees. Legg Mason did not sell or transfer assets to any of the VIEs. Legg Mason’s exposure to risk in these entities is generally limited to any equity investment it has made or is required to make and any earned but uncollected management fees. Legg Mason does not issue any performance guarantees to these VIEs or its investors. Uncollected management fees from these VIEs were not material at March 31, 2005.

In determining whether it is the primary beneficiary of these VIEs, Legg Mason considers both qualitative and quantitative factors such as the voting rights of the equity holders, economic participation of all parties, including how fees are earned by and paid to Legg Mason, related party ownership and guarantees. In determining the primary beneficiary, Legg Mason must make assumptions and estimates about, among other things, the future performance of the underlying assets held by the VIE, including investment returns, cash flows and credit risks. These assumptions and estimates have a significant bearing on the determination of the primary beneficiary. If Legg Mason’s assumptions or estimates were to be materially incorrect, Legg Mason might be required to consolidate additional VIEs. Consolidation of these VIEs would result in an increase to assets with a corresponding increase in liabilities on the Consolidated Statements of Financial Condition and an increase in net revenues with a corresponding increase in expenses on the Consolidated Statements of Earnings.

During April 2004, we provided a $1,200 subordinated loan to an unaffiliated entity, which became the sole equity investor in a VIE. The VIE simultaneously issued $31,583 of debt instruments to third-party investors. As a result of our loan to the sole equity investor in the VIE, we considered ourselves the primary beneficiary of the VIE, and we were required to consolidate this entity as of, and for the six months ended, September 30, 2004. In October 2004, the subordinated loan was repaid and, as a result, we are no longer required to consolidate this VIE.

Legg Mason was required to consolidate two investment trusts solely due to the underlying ownership of these entities being comprised of employees’ interests. Legg Mason does not have an ownership interest in these entities and, as such, the net equity of these entities is reflected as minority interest in Other Liabilities on the Consolidated Statements of Financial Condition. Legg Mason’s Statement of Financial Condition at March 31, 2005 includes $3,814 of assets attributable to consolidated VIEs, which primarily includes $3,807 in trading assets, and $3,814 of liabilities attributable to consolidated VIEs, which primarily includes $3,779 in minority interest. See Note 4 for the trading assets and liabilities of the consolidated VIEs. Legg Mason’s assets, exclusive of the assets of consolidated VIEs, are not subject to the claims of creditors of these consolidated VIEs and likewise the assets of the consolidated VIEs are not available to Legg Mason’s creditors. The results of operations of these consolidated VIEs were not material to Legg Mason.

FIN 46-R also requires the disclosure of VIEs in which Legg Mason is considered to have a significant variable interest. In determining whether a variable interest is significant, Legg Mason considers the same factors as described above for determination of the primary beneficiary. As of March 31, 2005, Legg Mason has a significant variable interest in, but is not the primary beneficiary of, two limited partnerships and one real estate investment trust with total assets of $431,355. Legg Mason has equity investments in these entities of $19,818 and has future capital commitments of $5,687. The date of the earliest involvement with these entities was April 1996. The results of operations of these entities were not material to Legg Mason.

17.  Regulatory Requirements

The Parent’s broker-dealer subsidiaries are subject to the Securities and Exchange Commission’s Uniform Net Capital Rule. The rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of March 31, 2005, the broker-dealer subsidiaries had aggregate net capital, as defined, of $388.9 million, which exceeded required net capital by $364.6 million. Net capital for each broker-dealer subsidiary exceeded the required net capital.

The Parent’s principal broker-dealer subsidiary must maintain a separate account for the exclusive benefit of customers in accordance with Securities and Exchange Commission Rule 15c3-3, as determined by periodic computations. The rule allows the broker-dealer to maintain the required amounts in cash or qualified securities. As of March 31, 2005, the amount segregated under rule 15c3-3 was $2.5 billion.

The Parent’s trust subsidiary is subject to the requirements of the Office of Thrift Supervision, which requires compliance with regulatory capital standards. As of March 31, 2005, the trust subsidiary met all capital adequacy requirements to which it is subject.

Certain of our foreign subsidiaries are also subject to the requirements of local regulatory agencies. These subsidiaries met their respective capital adequacy requirements.

18.  Business Segment Information

Legg Mason currently operates through the following business segments: Asset Management, Private Client and Capital Markets. The corporate revenues and expenses that are not allocated to the business segments are reported separately as Corporate. Business segment classifications are based upon factors such as the services provided and distribution channels utilized. Certain services that Legg Mason offers are provided to clients through more than one of its business segments. Legg Mason allocates certain common income and expense items among its business segments based upon various methodologies and factors. These methodologies are by their nature subjective and are reviewed periodically by management. Business segment results may reflect reallocations of revenues and expenses that result from changes in methodologies, but any reallocations will have no effect on our consolidated results of operations. There were no material changes in methodologies during fiscal 2005.

Asset Management provides investment advisory services to institutional and individual clients and to company-sponsored investment funds. The primary sources of revenue in Asset Management are investment advisory, distribution and administrative fees, which typically are calculated as a percentage of the assets in the account and vary based upon factors such as the type of underlying investment product, the amount of assets under management and the type of services that are provided. In addition, performance fees may be earned on certain investment advisory contracts for exceeding performance benchmarks. Distribution fees earned on company-sponsored investment funds are reported in Asset Management when the fund is sold through its marketing channels and in the Private Client segment when the fund is sold through its branch distribution network. Revenues from Asset Management tend to be more stable than those from Private Client and Capital Markets because they are less affected by changes in securities market conditions.

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

Capital Markets consists of our equity and fixed income institutional sales and trading and corporate and public finance investment banking. The primary sources of revenue for equity and fixed income institutional sales and trading include commissions and principal credits on transactions in both corporate and municipal products. Legg Mason maintains proprietary fixed income and equity securities inventory primarily to facilitate customer transactions and recognizes trading profits and losses from proprietary trading activities. Investment banking revenues include underwriting fees and advisory fees from private placements and mergers and acquisitions. Sales credits associated with underwritten offerings are reported in Capital Markets when sold through institutional distribution channels. The results of this business segment also include realized and unrealized gains and losses on investments acquired in connection with merchant and investment banking activities.

In September 2003, Legg Mason sold the mortgage banking and servicing operation of LMRES, which had been previously reported in Other. Other also included certain unallocated corporate revenues and expenses. Consolidated results for fiscal 2003 have been restated to reflect the historical results of the sold business as discontinued operations and the remaining operations of LMRES in Capital Markets. The corporate revenues and expenses that are not allocated to the business segments are now reported separately as Corporate. The Corporate loss from continuing operations for fiscal 2004 includes $17,500 of the $19,000 single litigation award charge.

Business segment financial results are as follows:

	2005	2004	2003
Net revenues:
Asset Management	$1,355,487	$969,328	$648,128
Private Client	740,269	677,781	588,596
Capital Markets	311,416	295,796	264,191
Corporate	1,536	(1,793)	(569)
Total	$2,408,708	$1,941,112	$1,500,346
Earnings before income tax provision:
Asset Management	$464,871	$316,341	$178,668
Private Client	136,387	120,735	77,616
Capital Markets	56,235	55,041	51,632
Corporate	1,214	(19,808)	(1,060)
Total	$658,707	$472,309	$306,856
Net interest profit/(loss):
Asset Management	$(30,434)	$(32,724)	$(34,783)
Private Client	60,301	48,945	49,879
Capital Markets	6,727	5,350	5,088
Corporate	1,257	(412)	39
Total	$37,851	$21,159	$20,223

Legg Mason analyzes our assets on a consolidated basis and, therefore, does not provide asset information by segment.

Legg Mason principally operates in the United States, United Kingdom and Canada. Revenues and expenses for geographic purposes are generally allocated based on the location of the office providing the service. Results by geographic region are as follows:

	2005	2004	2003
Net revenues:
United States	$2,256,996	$1,839,359	$1,431,262
United Kingdom	111,390	65,264	35,976
Canada	18,401	22,839	22,380
Other	21,921	13,650	10,728
Total	$2,408,708	$1,941,112	$1,500,346
Earnings before income tax provision:
United States	$627,820	$453,448	$299,008
United Kingdom	33,799	12,533	(1,799)
Canada	(433)	4,107	7,342
Other	(2,479)	2,221	2,305
Total	$658,707	$472,309	$306,856

Quarterly Financial Data(1)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Quarter Ended
Fiscal 2005	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Revenues	$690,831	$658,278	$585,516	$554,927
Interest expense	25,813	21,490	17,551	15,990
Net revenues	665,018	636,788	567,965	538,937
Non-interest expenses	474,970	455,510	419,285	400,236
Earnings before income tax provision	190,048	181,278	148,680	138,701
Income tax provision	72,403	68,568	57,018	52,287
Net earnings	$117,645	$112,710	$91,662	$86,414
Earnings per share:
Basic	$1.09	$1.10	$0.90	$0.85
Diluted	0.98	0.98	0.81	0.76
Cash dividend per share	0.15	0.15	0.15	0.10
Stock price range:
High	85.07	73.70	60.84	66.40
Low	68.10	52.48	48.95	55.67

As of May 25, 2005, the closing price of Legg Mason’s common stock was $81.67.

	Quarter Ended
Fiscal 2004	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Revenues	$576,483	$521,166	$472,721	$433,897
Interest expense	16,864	14,744	14,992	16,555
Net revenues	559,619	506,422	457,729	417,342
Non-interest expenses	412,967	372,723	361,095	322,018
Earnings from continuing operations before income tax provision	146,652	133,699	96,634	95,324
Income tax provision	54,727	52,866	37,260	36,848
Net earnings from continuing operations	91,925	80,833	59,374	58,476
Discontinued operations, net of taxes	—	—	785	(110)
Gain on sale of discontinued operations, net of taxes	—	—	6,481	—
Net earnings	$91,925	$80,833	$66,640	$58,366
Earnings per share:
Basic	$0.91	$0.80	$0.67	$0.59
Diluted	0.80	0.71	0.59	0.53
Cash dividend per share	0.10	0.10	0.10	0.07
Stock price range:
High	63.61	56.77	51.47	44.67
Low	51.77	48.25	43.18	32.47

(1)	Adjusted to reflect September 2004 stock split. Diluted earnings per share have been restated as required by EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” where applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

As of March 31, 2005, Legg Mason’s management, including the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason’s disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Legg Mason’s management, including its Chief Executive Officer and its Principal Financial Officer, concluded that Legg Mason’s disclosure controls and procedures were effective on a reasonable assurances basis. There have been no changes in Legg Mason’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, Legg Mason’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information about our Directors required by this item will be contained under the caption “Election of Directors” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this item will be contained under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in that proxy statement. All of that information is incorporated herein by reference to the proxy statement. See Part I, Item 4A of this Report for information regarding certain of our executive officers.

Our Board of Directors has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Information about our Board of Directors’ determination regarding the service of an audit committee financial expert on the Audit Committee of the Board of Directors and the name and independence of such expert will be contained in the second paragraph under the caption “Election of Directors — Committees of the Board-Board Meetings” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement. Information about the identities of the members of the Audit Committee of the Board of Directors will be contained in such proxy statement under the heading “Election of Directors — Committees of the Board-Board Meetings” and is also incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item will be contained under the caption “Election of Directors — Compensation of Directors” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders and the captions “Executive Compensation” and “Stock Options” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders. All of that information is incorporated herein by reference to the proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                   AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be contained under the caption “Security Ownership of Management and Principal Stockholders” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement. See Part II, Item 5 of this Report for information regarding our equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item will be contained under the caption “Certain Transactions” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be contained under the captions “Independent Registered Public Accounting Firm — Audit Fees” and “Independent Registered Public Accounting Firm — Pre-approval of Independent Registered Public Accounting Firm Services” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as a part of the report:

1.	The following consolidated financial statements are included in Item 8 of this Report:

2.	Financial Statement Schedule (included on pages S-1 to S-8 of this Report):

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

Schedule I — Condensed Financial Statements of Registrant

All other schedules to the consolidated financial statements for which provision is made in the accounting regulations of the Securities and Exchange Commission are not applicable or are not required and therefore have been omitted.

3.	Exhibits

3.1	Articles of Incorporation of Legg Mason, as amended (incorporated by reference to Form 10-Q for the quarter ended September 30, 2000)

3.2	By-laws of Legg Mason as amended and restated April 25, 1988 (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 1988)

4	Legg Mason hereby agrees, pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, to furnish to the SEC upon request a copy of each instrument with respect to the rights of holders of long-term debt of Legg Mason or its subsidiaries

10.1	Legg Mason, Inc. Stock Option Plan For Non-Employee Directors, as amended (incorporated by reference to Exhibit B to the definitive proxy statement for Legg Mason’s 2004 Annual Meeting of Stockholders)*

10.2	Form of Option Agreement under the Legg Mason, Inc. Stock Option Plan for Non-Employee Directors, as amended, filed herewith*

10.3	Legg Mason Wood Walker, Incorporated Deferred Compensation/Phantom Stock Plan (June 1999 Amending Restatement, as amended July 2001) (incorporated by reference to Appendix A to the definitive proxy statement for Legg Mason’s 2001 Annual Meeting of Stockholders)

10.4	Legg Mason, Inc. 1991 Omnibus Long-Term Compensation Plan (incorporated by reference to Exhibit A to the definitive proxy statement for Legg Mason’s 1991 Annual Meeting of Stockholders)*

10.5	Form of Option Agreement under the Legg Mason, Inc. 1991 Omnibus Long-Term Compensation Plan (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 1993)*

10.6	Legg Mason, Inc. Executive Incentive Compensation Plan (incorporated by reference to Appendix A to the definitive proxy statement for Legg Mason’s 2000 Annual Meeting of Stockholders)*

10.7	Legg Mason, Inc. 1996 Equity Incentive Plan, as amended (incorporated by reference to Registration Statement No. 333-118761 on Form S-8)*

10.8	Form of Option Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 1996)*

10.9	Form of Non-Qualified Stock Option Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 2004)*

10.10	Form of Restricted Stock Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 2004)*

10.11	Financial Advisor Retention Program under the Legg Mason, Inc. 1996 Equity Incentive Plan, as amended, filed herewith*

10.12	Producing Branch Manager Retention Program under the Legg Mason, Inc. 1996 Equity Incentive Plan, as amended, filed herewith*

10.13	Professional Branch Manager Retention Program under the Legg Mason, Inc. 1996 Equity Incentive Plan, as amended, filed herewith*

10.14	Form of Key Employee Phantom Stock Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan, as amended, filed herewith*

10.15	Legg Mason Wood Walker, Incorporated Private Client Group Deferred Compensation Plan (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 2001)*

10.16	Legg Mason Wood Walker, Incorporated Financial Advisor Retention Plan, as amended (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 2003)*

10.17	Legg Mason Wood Walker, Incorporated Producing Branch Manager Retention Plan, as amended (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 2003)*

10.18	Form of Legg Mason Wood Walker, Incorporated Key Employee Phantom Stock Agreements (incorporated by reference to Registration Statement No. 333-59841 on Form S-8)*

10.19	Form of Legg Mason Wood Walker, Incorporated Professional Branch Manager Phantom Stock Agreements (incorporated by reference to Registration Statement No. 333-53102 on Form S-8)*

12	Computation of consolidated ratios of earnings to fixed charges, filed herewith

21	Subsidiaries of the Company, filed herewith

23	Consent of Independent Registered Public Accounting Firm, filed herewith

31.1	Certification of Chief Executive Officer, filed herewith

31.2	Certification of Principal Financial Officer, filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

*	These exhibits are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGG MASON, INC.

By:	/s/ Raymond A. Mason
Raymond A. Mason, Chairman of the Board, President and Chief Executive Officer

Date: June 2, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond A. Mason Raymond A. Mason	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	June 2, 2005

/s/ Charles J. Daley, Jr. Charles J. Daley, Jr.	Senior Vice President and Treasurer (Principal Financial and Accounting Officer)	June 2, 2005

/s/ Harold L. Adams Harold L. Adams	Director	June 2, 2005

/s/ Dennis R. Beresford Dennis R. Beresford	Director	June 2, 2005

/s/ Carl Bildt Carl Bildt	Director	June 2, 2005

/s/ James W. Brinkley James W. Brinkley	Director	June 2, 2005

/s/ Richard J. Himelfarb Richard J. Himelfarb	Director	June 2, 2005

/s/ John E. Koerner, III John E. Koerner, III	Director	June 2, 2005

/s/ Edward I. O’Brien Edward I. O’Brien	Director	June 2, 2005

/s/ Margaret Milner Richardson Margaret Milner Richardson	Director	June 2, 2005

Signature	Title	Date

/s/ Nicholas J. St. George Nicholas J. St. George	Director	June 2, 2005

/s/ Roger W. Schipke Roger W. Schipke	Director	June 2, 2005

/s/ Kurt L. Schmoke Kurt L. Schmoke	Director	June 2, 2005

/s/ James E. Ukrop James E. Ukrop	Director	June 2, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of Legg Mason, Inc:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated June 2, 2005 appearing in this Form 10-K of Legg Mason, Inc. also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Baltimore, Maryland

June 2, 2005

Schedule I

LEGG MASON, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	March 31,
	2005	2004
ASSETS
Cash and cash equivalents	$452,544	$416,065
Restricted cash	20,658	—
Investments	15	48
Intangible assets, net	3,625	8,408
Goodwill	—	14,136
Investments in subsidiaries	2,333,596	1,785,847
Advances to subsidiaries	292,312	133,883
Other	58,876	31,326

Total Assets	$3,161,626	$2,389,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Dividends payable	$15,986	$9,983
Other	61,330	25,882
Long-term debt	791,164	794,238

Total Liabilities	868,480	830,103

Stockholders’ Equity
Common stock, par value $.10; authorized 250,000,000 shares; issued 106,683,861 in 2005 and 66,548,716 in 2004	10,668	6,655
Shares exchangeable into common stock	6,697	7,351
Additional paid-in capital	765,863	391,597
Deferred compensation and employee note receivable	(29,667)	(30,224)
Employee stock trust	(127,780)	(117,331)
Deferred compensation employee stock trust	127,780	117,331
Retained earnings	1,523,875	1,173,282
Accumulated other comprehensive income, net	15,710	10,949

Total Stockholders’ Equity	2,293,146	1,559,610

Total Liabilities and Stockholders’ Equity	$3,161,626	$2,389,713

See notes to condensed financial statements.

Schedule I

LEGG MASON, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended March 31,
	2005	2004	2003
Revenues
Interest	$9,452	$5,900	$7,195
Other	591	(15)	(866)

Total Revenues	10,043	5,885	6,329

Expenses
Interest	43,912	43,718	46,092
Other	10,715	6,394	6,602

Total Expenses	54,627	50,112	52,694

Earnings (loss) before income tax provision (benefit) and equity in net earnings of subsidiaries	(44,584)	(44,227)	(46,365)

Federal and state income tax provision (benefit)	(18,085)	(15,568)	(19,649)

Earnings (loss) before equity in net earnings of subsidiaries	(26,499)	(28,659)	(26,716)

Equity in net earnings of subsidiaries	434,930	326,423	217,625

Net earnings	408,431	297,764	190,909

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	4,805	13,544	8,147

Unrealized gains (losses) on investments:
Unrealized holding losses arising during the period	(54)	(72)	(991)
Reclassification adjustment for (gains) losses included in net income	10	(44)	90

Net unrealized losses	(44)	(116)	(901)

Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during the period	—	461	(1,326)
Reclassification adjustment for losses included in net income	—	1,036	—

Net unrealized gains (losses)	—	1,497	(1,326)

Total other comprehensive income	4,761	14,925	5,920

Comprehensive income	$413,192	$312,689	$196,829

See notes to condensed financial statements.

Schedule I

LEGG MASON, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended March 31,
	2005	2004	2003
Cash Flows from Operating Activities
Net earnings	$408,431	$297,764	$190,909
Non-cash items included in earnings:
Equity in net earnings of subsidiaries	(434,930)	(326,423)	(217,625)
Amortization	1,149	1,664	4,223
Deferred compensation	1,172	2,075	—
Accretion and amortization of discounts	7,663	7,485	7,290
Other	—	910	309
Increase in restricted cash	(20,658)	—	—
Increase in other assets	(28,066)	(4,799)	(244)
Increase in other liabilities	35,448	11,145	183

Cash Used for Operating Activities	(29,791)	(10,179)	(14,955)

Cash Flows from Investing Activities
Purchases of investment securities	(8)	(49)	(5,256)
Proceeds from sales and maturities of investment securities	41	22	4,652
Additional investments in subsidiaries	(12,221)	(12,330)	(10,413)
Advances to subsidiaries	(140,315)	(38,831)	33,956
Dividends received from subsidiaries	367,224	205,759	178,275
Contractual acquisition earnouts	(372,500)	—	—
Acquisitions	(55,275)	(2,081)	(3,217)

Cash Provided by (Used for) Investing Activities	(213,054)	152,490	197,997

Cash Flows from Financing Activities
Issuance of common stock	370,336	70,394	22,678
Repurchase of common stock	(40,729)	(65,399)	(41,963)
Dividends paid	(50,283)	(34,111)	(27,180)

Cash Provided by (Used for) Financing Activities	279,324	(29,116)	(46,465)

Net Increase in Cash and Cash Equivalents	36,479	113,195	136,577
Cash and Cash Equivalents at Beginning of Year	416,065	302,870	166,293

Cash and Cash Equivalents at End of Year	$452,544	$416,065	$302,870

Supplement Cash Disclosures:

Interest payments were $35,188 in each of the fiscal years in 2005, 2004 and 2003.

No income tax payments were made in fiscal 2005, 2004 and 2003.

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

2. Transactions with Affiliates and Related Parties

Parent Company interest income for fiscal 2005, 2004 and 2003 includes $258, $1,457 and $3,131, respectively, arising from promissory notes receivable. The promissory notes, $6,527 at March 31, 2005 and $2,198 at March 31, 2004, are included in advances to subsidiaries. A promissory note payable by a subsidiary of $36,265 was settled in November 2003 through the issuance of preferred stock to the Parent Company. During fiscal 2005, the officer note receivable of $895 related to a stock purchase transaction was repaid.

Parent Company interest expense for fiscal 2005 and 2004 includes $25 arising from promissory notes payable by the Parent Company to its subsidiaries. The notes, $1,000 at March 31, 2005 and 2004, are included in advances to subsidiaries.

The Parent Company issued shares to Legg Mason Wood Walker (“LMWW”), a wholly owned subsidiary, in connection with its deferred compensation plans. The value of the shares issued to LMWW during fiscal 2005, 2004 and 2003 were $7,619, $8,467 and $14,171, respectively.

The Parent Company has ownership in several entities that are treated for tax purposes as pass-through entities that results in tax expense in the Parent Company. This tax expense is included in equity in net earnings of subsidiaries in the Condensed Statements of Earnings and Comprehensive Income and the Condensed Statements of Cash Flows. All income tax payments are made by LMWW.

3. Restricted Cash

Restricted cash at March 31, 2005 is $20,658, which represents cash in an escrow account in connection with the appeal of a civil copyright lawsuit. This cash is not available to Legg Mason for general corporate use.

4. Investments

Investments include firm investments in marketable and private equity securities and limited partnerships that make private investments. Unrealized gains and losses on marketable equity securities are included in accumulated other comprehensive income (loss) unless an “other than temporary” impairment is determined to exist, in which case the unrealized loss is charged to earnings. Realized gains and losses on marketable equity securities and realized and unrealized gains and losses on private equity securities are included in Other revenue. The Parent Company shares ratably in the income and expenses of its investments in limited partnerships and records its interest on the equity method.

LEGG MASON, INC.

(Parent Company Only)

CONDENSED NOTES TO FINANCIAL STATEMENTS — (Continued)

(Amounts in thousands)

5. Intangible Assets and Goodwill

SFAS No. 142, “Goodwill and Other Intangible Assets,” provides that goodwill is not amortized and the value of an identifiable intangible asset must be amortized over its useful life, unless the asset is determined to have an indefinite useful life. The fair values of goodwill and intangible assets are analyzed quarterly. Based upon analysis performed during fiscal 2005 and 2004, no impairment charges were required.

The following table reflects the components of intangible assets as of March 31:

	2005	2004
Amortizable Asset Management Contracts:
Cost	$6,598	$10,748
Less: Accumulated amortization	(2,973)	(2,340)

Intangible assets, net	$3,625	$8,408

Estimated amortization expense for each of the five years subsequent to March 31, 2005 is $250 per year.

In March 2005, the Parent Company’s goodwill of $14,136 and certain asset management contracts totaling $4,150 were transferred to a wholly owned asset management subsidiary in a non-cash transaction.

6. Long-term Debt

The Parent Company’s long-term debt at March 31, 2005 consisted of $424,469 of 6.75% senior notes, $266,736 of zero-coupon contingent convertible senior notes, and $99,959 of 6.50% senior notes. Unamortized discounts were $531 for 6.75% senior notes, $41 for 6.50% senior notes and $278,549 for zero-coupon contingent convertible senior notes at March 31, 2005. The Parent Company has issued long-term fixed rate debt primarily to fund asset management acquisitions.

On July 2, 2001, the Parent Company issued $425,000 principal amount of senior notes due July 2, 2008, which bear interest at 6.75%. The notes were sold at a discount to yield 6.80%. The net proceeds of the notes were approximately $421,000, after payment of debt issuance costs.

On June 6, 2001, the Parent Company issued $567,285 principal amount at maturity of zero-coupon contingent convertible senior notes due on June 6, 2031. The convertible notes were issued in a private placement to qualified institutional buyers at an initial offering price of $440.70 per $1,000 principal amount at maturity. The discounted price reflects a yield to maturity of 2.75% per year. The Parent Company is amortizing the issue discount as interest expense using the effective interest methods over the term of the convertible notes. The net proceeds of the offering were $244,375, after payment of debt issuance costs. During the quarter ended December 31, 2003, the price of the Parent Company’s common stock exceeded the conversion trigger price. As a result, each note became convertible into 11.5593 shares of the Parent Company’s common stock, subject to adjustment, commencing on January 2, 2004. During February 2005, notes aggregating $22,000 principal amount at maturity were converted into 254 shares, which reduced the principal amount at maturity to $545,285. As of March 31, 2005, the outstanding notes may result in the issuance of up to an additional 6.3 million shares. The Parent Company may redeem the convertible notes for cash on or after June 6, 2006 at their accreted value; however, the notes may be converted prior to any redemption. In addition, the Parent Company may be required to repurchase the convertible notes at their accreted value, at the option of the holders, on June 6, 2005, 2007 and 2011 and every five years thereafter until 2026 or upon a change in control of the Parent Company that

LEGG MASON, INC.

(Parent Company Only)

CONDENSED NOTES TO FINANCIAL STATEMENTS — (Continued)

(Amounts in thousands)

occurs on or before June 6, 2006. Such repurchases can be paid in cash, shares of the Parent Company’s stock or a combination of both. Based upon the Parent Company’s current stock price, it is unlikely that any convertible notes will be tendered for repurchase on June 6, 2005, however, if any notes are tendered, the Parent Company has elected to pay cash.

The Parent Company also has outstanding $100,000 principal amount of senior notes due February 15, 2006, which bear interest at 6.50%. The notes were issued at a discount to yield 6.57%.

The Parent Company has maintained compliance with the applicable covenants of these facilities.

At March 31, 2005, the Parent Company had $1.25 billion available for the issuance of additional debt or equity securities pursuant to a shelf registration statement.

As of March 31, 2005, the aggregate maturities of long-term debt (current accreted value of $791,164), based on the contractual terms, are as follows:

2006	$100,000
2007	-0-
2008	-0-
2009	425,000
2010	-0-
Thereafter	545,285

Total	$1,070,285

7. Deferred Compensation Stock Trust

In accordance with EITF Issue 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts are Held in a Rabbi Trust and Invested,” assets of rabbi trusts are to be consolidated with those of the employer, and the value of the employer’s stock held in the rabbi trusts should be classified in stockholders’ equity and generally accounted for in a manner similar to treasury stock. Therefore, the shares the Parent Company has issued to its rabbi trust and the corresponding liability related to the deferred compensation plans are presented as components of stockholders’ equity as Employee stock trust and Deferred compensation employee stock trust, respectively. Shares held by the trust at March 31, 2005 and 2004 were 4,945 and 5,091, respectively.

8. Capital Stock

During fiscal 2002, the Board of Directors approved a stock repurchase plan. Under this plan, the Parent Company is authorized to repurchase up to 4.5 million shares on the open market at its discretion. During fiscal 2005, 2004 and 2003, the Parent Company repurchased and retired 735 shares for $40,729, 1,184 shares for $65,399, and 1,327 shares for $41,963, respectively.

On July 20, 2004, the Parent Company declared a three-for-two stock split, paid as a dividend on September 24, 2004 to stockholders of record on September 8, 2004. Accordingly, all share information has been retroactively restated to reflect the stock split, except for the common stock and additional paid-in capital presented in the Condensed Statements of Financial Condition.

LEGG MASON, INC.

(Parent Company Only)

CONDENSED NOTES TO FINANCIAL STATEMENTS — (Continued)

(Amounts in thousands)

On December 15, 2004, the Parent Company sold 4.6 million shares of common stock at $70.30 per share, less underwriting fees, for net proceeds of approximately $311,000.

9. Commitments, Contingencies and Guarantees

As of March 31, 2005, the Parent Company has contingent obligations related to its business acquisitions that may be payable by either the Parent Company or one of its subsidiaries and will not exceed $326,300. These contingent payments are payable through fiscal 2007.

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

In the normal course of business, the Parent Company enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Parent Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Parent Company that have not yet occurred.

The Parent Company is guarantor on various agreements entered into by its subsidiaries and an unconsolidated joint venture to lease office facilities and equipment. The aggregate guaranteed commitment under these non-cancelable lease agreements, which expire on varying dates through fiscal 2015 is $91,567. If the Parent Company is required to make a payment under its guaranty for the unconsolidated joint venture, it is eligible to seek partial recovery of $2,660 from the other party to the joint venture. In April 2004, the Parent Company became guarantor on an agreement entered into by one of its subsidiaries to lease office facilities. The aggregate commitment under this non-cancelable lease agreement, which expires in 2015, is $10,394.

The Parent Company became a guarantor in April 2004 on a $20,000 loan facility used by one of its subsidiaries to finance tenant improvements on real property. Tenant improvements purchased with the loan facility are pledged as collateral for the outstanding balance.

Under an insurance policy for certain of its subsidiaries, the Parent Company guarantees to reimburse the insurance carrier for any claims incurred on the policy up to the policy’s limit of $1,500. A subsidiary of the Parent Company is an investor in a captive insurance company to provide excess Securities Investors Protection Corporation coverage. The Parent Company has provided a guarantee in the event a claim is incurred that the subsidiary cannot pay.

As of March 31, 2005, the Parent Company has not recorded a liability for any obligations under the guarantees described above.

The Parent Company has capital commitments to investment partnerships in which it is a limited partner. As of March 31, 2005, there were $9,182 of such capital commitments that range from fiscal 2006 to 2011.