Form 10-Q
period 2005-06-30
LEGG MASON INC
filed 2005-08-09
CIK 704051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

109,939,584 shares of common stock and 2,501,700 exchangeable shares as of the close of business on August 3, 2005. The exchangeable shares, which were issued by Legg Mason Canada Holdings in connection with the acquisition of Legg Mason Canada Inc., are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting and other rights equivalent to common stock.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,
	2005	2004
Operating Revenues
Investment advisory and related fees
Separate accounts	$ 237,050	$ 172,870
Funds	125,360	108,547
Distribution and service fees	69,547	61,715
Other	5,729	6,100
Total operating revenues	437,686	349,232
Operating Expenses
Compensation and benefits	191,782	140,889
Distribution and servicing	68,846	59,741
Communications and technology	13,776	10,682
Occupancy	7,193	6,463
Amortization of intangible assets	5,845	5,123
Litigation award settlement	(8,150)	-
Other	18,147	17,597
Total operating expenses	297,439	240,495

Operating Income	140,247	108,737
Other Income (Expense)
Interest income	9,320	3,532
Interest expense	(10,156)	(11,016)
Other	2,700	(216)
Total other income (expense)	1,864	(7,700)
Income from Continuing Operations
before Income Tax Provision	142,111	101,037
Income tax provision	52,971	37,327
Income from Continuing Operations	89,140	63,710
Income from discontinued operations, net	23,635	22,704
Net Income	$ 112,775	$ 86,414

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(continued)

(In thousands, except per share amounts)

(Unaudited)

	Three months ended
	June 30,
	2005	2004
Net Income per Common Share
Basic:
Income from continuing operations	$ 0.82	$ 0.63
Income from discontinued operations	0.22	0.22
	$ 1.04	$ 0.85

Diluted:
Income from continuing operations	$ 0.74	$ 0.56
Income from discontinued operations	0.19	0.20
	$ 0.93	$ 0.76

Weighted Average Number of Common Shares
outstanding:
Basic	108,803	101,573
Diluted	121,977	115,569

Dividends Declared per Common Share	$ 0.15	$ 0.10

Book Value per Common Share, at end of period	$ 22.22	$ 15.96

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2005	March 31, 2005
Assets
Current Assets
Cash and cash equivalents	$ 763,289	$ 795,121
Securities purchased under agreements to resell	294,400	-
Receivables:
Investment advisory and related fees	259,451	263,153
Other	24,125	43,849
Other current assets	35,762	38,834
Assets of discontinued operations held for sale	4,667,733	5,342,686
Total current assets	6,044,760	6,483,643
Restricted cash	-	20,658
Investment securities, at fair value	84,309	73,956
Equipment and leasehold improvements, net	95,361	92,351
Intangible assets, net	447,734	453,923
Goodwill	989,312	992,800
Other	107,827	102,141
Total Assets	$ 7,769,303	$ 8,219,472
Liabilities and Stockholders’ Equity
Liabilities
Current Liabilities
Accrued compensation	$ 162,868	$ 289,419
Other current liabilities	112,389	117,614
Current portion of long-term debt	103,322	103,017
Liabilities of discontinued operations held for sale	3,972,622	4,427,370
Total current liabilities	4,351,201	4,937,420
Deferred compensation	108,509	106,624
Other	179,716	174,135
Long-term debt	646,519	708,147
Total Liabilities	5,285,945	5,926,326
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Common stock	10,922	10,668
Shares exchangeable into common stock	6,348	6,697
Additional paid-in capital	876,903	765,863
Deferred compensation	(41,355)	(29,667)
Employee stock trust	(130,574)	(127,780)
Deferred compensation employee stock trust	130,574	127,780
Retained earnings	1,619,964	1,523,875
Accumulated other comprehensive income, net	10,576	15,710
Total Stockholders’ Equity	2,483,358	2,293,146
Total Liabilities and Stockholders’ Equity	$ 7,769,303	$ 8,219,472

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three months ended June 30,
	2005	2004
Net Income	$ 112,775	$ 86,414
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(5,154)	(1,910)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during the period	20	(63)
Reclassification adjustment for losses included in net income	-	13
Net unrealized gains (losses) on investment securities	20	(50)
Total other comprehensive loss	(5,134)	(1,960)
Comprehensive Income	$ 107,641	$ 84,454

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended June 30,
	2005	2004
Cash Flows from Operating Activities
Income from continuing operations	$ 89,140	$ 63,710
Non-cash items included in earnings:
Depreciation and amortization	13,202	11,160
Accretion and amortization of securities discounts and premiums, net	1,791	2,022
Deferred compensation	1,796	4,355
Unrealized (gains) losses on firm investments	(2,240)	170
Other	32	46
Deferred income taxes	26,514	3,056
Purchases of trading investments, net	(8,960)	(5,837)
Decrease (increase) in assets excluding acquisitions:
Receivables for investment advisory and related fees	3,527	(1,475)
Other receivables	19,928	763
Restricted cash	20,658	(20,481)
Other current assets	3,072	(3,158)
Other	3,315	9,325
Increase (decrease) in liabilities excluding acquisitions:
Accrued compensation	(123,827)	(104,755)
Deferred compensation	1,885	11,303
Other current liabilities	(5,225)	11,066
Other	(19,871)	(8,415)
Cash Provided by (Used for) Operating Activities	24,737	(27,145)
Cash Flows from Investing Activities
Payments for:
Equipment and leasehold improvements	(10,454)	(9,500)
Acquisitions, net of cash acquired	-	(1,478)
Net increase in securities purchased under agreements to resell	(294,400)	-
Purchases of investment securities	(2,233)	(3,225)
Proceeds from sales and maturities of investment securities	3,236	3,457
Cash Used for Investing Activities	(303,851)	(10,746)

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

(Dollars in thousands)

(Unaudited)

	Three months ended June 30,
	2005	2004
Cash Flows from Financing Activities
Net proceeds from issuance of long-term debt	-	20,000
Repayment of principal on long-term debt	(539)	-
Issuance of common stock	21,339	14,437
Repurchase of common stock	-	(11,219)
Dividends paid	(16,393)	(10,289)
Cash Provided by Financing Activities	4,407	12,929
Change in Net Assets of Discontinued Operations Held for Sale	244,518	(7,542)
Effect of Exchange Rate Changes on Cash	(1,643)	(587)
Net Decrease in Cash and Cash Equivalents	(31,832)	(33,091)
Cash and Cash Equivalents at Beginning of Period	795,121	725,571
Cash and Cash Equivalents at End of Period	$ 763,289	$ 692,480

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts, unless otherwise noted)

June 30, 2005

(Unaudited)

1. Interim Basis of Reporting

The accompanying unaudited interim consolidated financial statements of Legg Mason, Inc. and its subsidiaries (collectively "Legg Mason") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  The interim consolidated financial statements have been prepared using the interim basis of reporting and, as such, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented.  The nature of our business is such that the results of any interim period are not necessarily indicative of the results for a full year.

The information contained in the interim consolidated financial statements should be read in conjunction with our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. In connection with the announced sale of our Private Client and Capital Markets (“PC/CM”) businesses as described in Note 4, we have reflected the assets and liabilities of these business segments as Assets and Liabilities of discontinued operations held for sale on the Consolidated Balance Sheets at June 30, 2005 and March 31, 2005.   Since the Consolidated Balance Sheets no longer reflect the individual assets and liabilities of PC/CM, the balance sheets are presented in a classified format, with assets and liabilities designated as current or non-current.  We have also reflected the related results of operations of PC/CM as Income from discontinued operations on the Consolidated Statements of Income.

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

Terms such as "we," "us," "our," and "company" refer to Legg Mason.

2. Significant Accounting Policies

Variable Interest Entities

In the normal course of its business, Legg Mason is the collateral manager of various types of investment vehicles that are considered variable interest entities (“VIEs”).  For its services, Legg Mason is entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinate management fees or other incentive fees. Legg Mason did not sell or transfer assets to any of the VIEs. Legg Mason’s exposure to risk in these entities is generally limited to any equity investment it has made or is required to make and any earned but uncollected management fees. Legg Mason does not issue any performance guarantees to these VIEs or its investors. Uncollected management fees from these VIEs were not material at June 30, 2005.

In accordance with Financial Accounting Standards Board Interpretation No. 46-R (“FIN 46-R”), for the periods ended June 30, 2005 and March 31, 2005, Legg Mason was required to consolidate two investment trusts solely due to the underlying ownership of these entities being comprised of employees’ interests. Legg Mason does not have a corporate ownership interest in these entities and, as such, the net equity of these entities is reflected as minority interest in Other Liabilities on the Consolidated Balance Sheets. Assets and liabilities of these consolidated VIEs were not material to Legg Mason. Legg Mason’s assets, exclusive of the assets of consolidated VIEs, are not subject to the claims of creditors of these consolidated VIEs and likewise the assets of the consolidated VIEs are not available to Legg Mason’s creditors. The results of operations of these consolidated VIEs were not material to Legg Mason.

FIN 46-R also requires the disclosure of VIEs in which Legg Mason is considered to have a significant variable interest. In determining whether a variable interest is significant, Legg Mason considers the same factors used for determination of the primary beneficiary. As of June 30, 2005 and March 31, 2005, Legg Mason had a significant variable interest in, but was not the primary beneficiary of, two limited partnerships and two real estate investment trusts with total assets of $476,589 and $431,355, respectively, and had equity investments in these entities of $22,221 and $19,818, respectively, and future capital commitments to these entities of $23,077 as of June 30, 2005.  The results of operations of these entities were not material to Legg Mason.

Stock Based Compensation

During fiscal 2004, we adopted the fair value method of accounting for stock-based compensation on a prospective basis for all stock options granted and stock purchase plan transactions after April 1, 2003, using the Black-Scholes option pricing model. Under the prospective method allowed under Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” compensation expense was recognized based on the fair value of stock options granted after April 1, 2003 over the applicable vesting period. No compensation expense was recognized for stock options granted prior to April 1, 2003. Therefore, the expense related to stock-based employee compensation included in the determination of net income for June 30, 2005 is less than that which would have been included if the fair value method had been applied to all awards.

The following table reflects pro forma results as if compensation expense associated with all option grants (regardless of grant date) and the stock purchase plan were recognized over the vesting period:

	Three months ended June 30,
	2005	2004
Net earnings, as reported	$ 112,775	$ 86,414
Add: stock-based compensation included in reported net earnings, net of taxes	1,850	939
Less: stock-based compensation determined under fair value based method, net of taxes	(5,070)	(5,096)
Pro forma net earnings	$ 109,555	$ 82,257
Earnings per share:
As reported:
Basic	$ 1.04	$ 0.85
Diluted	0.93	0.76
Pro forma:
Basic	$ 1.01	$ 0.81
Diluted	0.91	0.72

The weighted average fair value of option grants of $28.76 and $26.49 per share for the three months ended June 30, 2005 and 2004, respectively, included in the pro forma net income shown above is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended June 30,

	2005	2004
Expected dividend yield	0.80%	0.80%
Risk-free interest rate	3.98%	3.80%
Expected volatility	38.28%	41.86%
Expected lives (in years)	5.82	5.88

Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents cumulative foreign currency translation adjustments and net gains and losses on investment securities. The change in the accumulated translation adjustment for 2005 and 2004 primarily resulted from the impact of changes in the British pound and the Canadian dollar in relation to the U.S. dollar on the net assets of our United Kingdom and Canadian subsidiaries, for which the pound and the Canadian dollar are the functional currencies.

The deferred tax provision (benefit) for unrealized holding gains and losses arising from investment securities during the quarters ended June 30, 2005, and 2004 were $15 and ($55), respectively.  The deferred tax benefit for reclassification adjustments for losses on investment securities included in net income during the quarter ended June 30, 2004 was $8.

Restricted Cash

During the quarter ended June 30, 2005, we reached a settlement agreement in the civil copyright lawsuit that resulted in a payment of $11,500.  The remaining cash of $9,158, including approximately $800 of interest expense, was released to us from the escrow account.

Recent Accounting Developments

The Financial Accounting Standards Board (“FASB”) has issued the following pronouncements since March 31, 2005.

In May 2005, the FASB issued Financial Accounting Statement (“FAS”) 154 “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No.3,” which changes the requirement for the accounting and reporting of a change in accounting principle.  Statement 154 eliminates the requirement in APB Opinion No. 20, “Accounting Changes,” to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, Statement 154 requires that changes in accounting principles are retrospectively applied, unless directed otherwise by a new pronouncement. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of Statement 154 is not expected to have a material impact on Legg Mason’s Consolidated Financial Statements.

The Emerging Issues Task Force (“EITF”) reached a consensus regarding Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” This EITF requires that a general partner of a limited partnership is presumed to control the limited partnership, unless the limited partners have substantive termination rights or participating rights.  This guidance is effective for all general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified after June 29, 2005 and for general partners in all other limited partnerships.  This consensus is effective for fiscal years beginning after December 15, 2005 and is not expected to materially impact Legg Mason’s Consolidated Financial Statements.

The EITF reached a consensus regarding Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements.”  This EITF requires that leasehold improvements acquired in a business combination should be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of acquisition. Leasehold improvements purchased significantly after, and not contemplated at the beginning of the lease term, should be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date the leasehold improvements are purchased. This EITF is effective upon FASB ratification, which is expected in June.  The adoption of EITF 05-6 will not materially impact Legg Mason’s Consolidated Financial Statements.

In March 2005, the FASB issued FSP EITF 85-24-1, “Application of EITF Issue No. 85-24, ‘Distribution Fees by Distributors of Mutual Funds That Do Not Have a Front-End Sales Charge,’ When Cash for the Right to Future Distribution Fees for Shares Previously Sold is Received from Third Parties.”  This FSP addresses whether receipt of cash for the rights to future cash flows from distribution fees can be recognized as revenue. The guidance in this FSP is effective for reporting periods beginning after March 11, 2005.  The adoption of FSP EITF 85-24-1 did not have a material impact on Legg Mason’s Consolidated Financial Statements.

3. Acquisitions

On June 23, 2005, Legg Mason and Citigroup Inc. (“Citigroup”), entered into an agreement in which Legg Mason agreed to acquire the ownership interests in Citigroup subsidiaries that constitute substantially all of Citigroup’s worldwide asset management business in exchange for the ownership interests in Legg Mason subsidiaries that constitute our PC/CM businesses and other consideration.  In a separate agreement, Legg Mason agreed to acquire an 80% interest in the Permal Group ("Permal") from Sequana Capital and Permal management.  Both agreements are expected to close during the third quarter of fiscal 2006.

Under the terms of the Citigroup transaction, Legg Mason, in addition to selling the PC/CM businesses, will issue Citigroup approximately 5.1 million shares of common stock, shares of non-voting convertible preferred stock convertible into approximately 13.5 million shares of common stock and approximately $550 million in the form of a five-year loan facility provided by Citigroup’s Corporate and Investment Bank in exchange for substantially all of Citigroup’s worldwide asset management business.  In addition, the agreement provides for a purchase price adjustment that may increase the price of Citigroup’s worldwide asset management business by up to $300 million based on the retention of certain assets under management nine months after the closing.  Any increase in the price adjustment will be settled by adjusting the outstanding amount under the five-year loan facility.  Legg Mason expects that the transaction will result in an approximately $1.1 billion gain from the sale of PC/CM (approximately $700 million after tax), subject to adjustment.

Under the terms of the Permal agreement, Legg Mason will acquire an 80% interest in Permal at closing, and the remaining outstanding equity interests in Permal will be converted into preferred shares.  The total payment at closing is expected to be approximately $800 million, subject to adjustment, of which up to 25% may, at Legg Mason’s option, be in the form of common stock, and the remainder of which will be in cash.  Under the agreement, Legg Mason has a call right to acquire the outstanding preferred shares in two tranches, following the second and fourth years after the initial closing.  If Legg Mason does not exercise either of its call rights, the current shareholders of Permal have a put right to require Legg Mason to purchase the shares in the same general time frames.  The aggregate price for 100% of Permal is capped at $1.386 billion, with a $961 million minimum payment. Legg Mason may elect to deliver up to 25% of each of the future payments in the form of shares of its common stock.

4.  Discontinued Operations

As described in Note 3, Legg Mason entered into an agreement to sell entities that comprise its PC/CM businesses to Citigroup.  Accordingly, the after-tax results of operations of PC/CM are reflected as Income from discontinued operations on the Consolidated Statements of Income for the three months ended June 30, 2005 and 2004.  In addition, the assets and liabilities of PC/CM are reflected as Assets and Liabilities of discontinued operations held for sale on the Consolidated Balance Sheets as of June 30, 2005 and March 31, 2005.

Results of operations for discontinued operations are summarized as follows:

	Three Months Ended June 30,
	2005	2004
Total revenues, net of interest expense (1)	$ 203,471	$ 197,405

Income from discontinued operations	$ 39,789	$ 37,664
Provision for income taxes	16,154	14,960
Income from discontinued operations, net	$ 23,635	$ 22,704
(1) See Note 10.

The following is a summary of the assets and liabilities of discontinued operations held for sale:

	June 30, 2005	March 31, 2005
Assets
Cash and cash equivalents	$ 119,395	$ 182,015
Cash and securities segregated for regulatory purposes on deposited with clearing organizations	2,349,572	2,577,295
Receivables	1,226,011	1,250,796
Securities borrowed	494,719	784,743
Trading assets, at fair value	364,912	436,116
Investment securities, at fair value	5,786	2,761
Equipment and leasehold improvements, net	26,241	27,186
Intangible assets, net	1,900	2,180
Goodwill	566	566
Other assets	78,631	79,028
Total assets	$ 4,667,733	$ 5,342,686
Liabilities
Payables	$ 3,240,086	$ 3,419,257
Securities loaned	401,110	587,912
Trading liabilities, at fair value	176,488	222,058
Accrued compensation	48,698	97,070
Other liabilities	106,240	101,073
Total liabilities	$ 3,972,622	$ 4,427,370

Trading Assets, at Fair Value

At June 30, 2005, Legg Mason had pledged securities owned of $419 as collateral to counterparties for securities loaned transactions, which can be sold or repledged by the counterparties.

Net Capital Requirements

Legg Mason’s broker-dealer subsidiaries that are part of discontinued operations are subject to the Securities and Exchange Commission’s Uniform Net Capital Rule.  The rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels.  As of June

30, 2005, these broker-dealer subsidiaries had aggregate net capital, as defined, of $407,377, which exceeded required net capital by $384,197.  Net capital for each broker-dealer subsidiary exceeded the required net capital.

Equipment and Leasehold Improvements and Intangible Assets

In accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Legg Mason will no longer depreciate or amortize its equipment, leasehold improvements and intangible assets while these assets are classified as held for sale.  These assets are recorded at the lower of their carrying amount or fair value less cost to sell.

5.  Equipment and Leasehold Improvements

Equipment consists primarily of communications and technology hardware and software and furniture and fixtures. Equipment and leasehold improvements are reported at cost, net of accumulated depreciation and amortization.  The following table reflects the components of equipment and leasehold improvements as of:

	June 30, 2005	March 31, 2005
Equipment	$ 123,074	$ 115,225
Leasehold improvements	71,158	69,368
Total cost	194,232	184,593
Less: accumulated depreciation	(98,871)	(92,242)
Equipment and leasehold improvements, net	$ 95,361	$ 92,351

Depreciation and amortization are determined by use of the straight-line method. Equipment is depreciated over the estimated useful lives of the assets, generally ranging from three to eight years. Leasehold improvements are amortized over the term of the lease. Maintenance and repair costs are expensed as incurred.  Depreciation and amortization expense was $7,254 and $5,304 for the quarters ended June 30, 2005 and 2004, respectively.

6. Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of:

	June 30, 2005	March 31, 2005
Amortizable Asset Management Contracts:
Cost	$ 376,107	$ 376,523
Accumulated amortization	(88,165)	(82,675)
Net	$ 287,942	$ 293,848
Indefinite-Life Intangible Assets:
Fund management contracts	$ 105,092	$ 105,375
Trade name	54,700	54,700
Total	$ 159,792	$ 160,075
Total Intangible Assets, net	$ 447,734	$ 453,923

Estimated amortization expense for each of the next five fiscal years is as follows:

Fiscal year ended March 31:	Amount
Remaining 2006	$ 17,522
2007	23,081
2008	22,499
2009	22,002
2010	21,674
Thereafter	$ 181,164

The carrying value of goodwill of $989,312 at June 30, 2005 is attributable to the Asset Management reporting segment.  The decrease in the carrying value of goodwill since March 31, 2005 reflects the impact of changes in foreign currency exchange rates.

7. Long-Term Debt

Long-term debt as of June 30, 2005 consists of the following:

	Current Accreted Value	Unamortized Discount	Maturity Amount
6.75% Senior notes	$ 424,510	$ 490	$ 425,000
Zero-coupon contingently convertible senior notes	205,900	212,159	418,059
6.50% Senior notes	99,970	30	100,000
Term loan	19,461	-	19,461
Total	$ 749,841	$ 212,679	$ 962,520

As of June 30, 2005, the aggregate maturities of long-term debt based on the contractual terms, are as follows:

Remaining 2006	$ 102,478
2007	3,429
2008	3,577
2009	428,733
2010	3,895
Thereafter	420,408
Total	$ 962,520

During the quarter ended June 30, 2005, zero-coupon notes aggregating $127,226 principal amount at maturity were converted into 1,471 shares of common stock, which reduced the principal amount at maturity to $418,059.

Legg Mason has maintained compliance with the applicable covenants of these borrowing facilities.

At June 30, 2005, Legg Mason had $1.25 billion available for the issuance of additional debt or equity securities pursuant to a shelf-registration statement.

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

As of June 30, 2005, the minimum annual aggregate rentals are as follows:

	Continuing Operations	Discontinued Operations	Total
Remaining 2006	$ 26,754	$ 29,079	$ 55,833
2007	31,674	34,278	65,952
2008	31,315	28,675	59,990
2009	30,941	23,736	54,677
2010	24,937	14,989	39,926
Thereafter	103,720	24,758	128,478

Total	$ 249,341	$ 155,515	$ 404,856

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

The following table presents the computations of basic and diluted EPS:

	Three months ended June 30,
	2005		2004
	Basic	Diluted	Basic	Diluted

Weighted average common shares outstanding	108,803	108,803	101,573	101,573
Potential common shares:
Employee stock options	-	6,544	-	6,430
Shares related to deferred compensation	-	906	-	1,008
Shares issuable upon conversion of senior notes	-	5,724	-	6,558
Weighted average common and common equivalent shares outstanding	108,803	121,977	101,573	115,569
Income from continuing operations, net	$ 89,140	$ 89,140	$ 63,710	$ 63,710
Interest expense on convertible senior notes, net of tax	-	1,004	-	1,145
Income from continuing earnings applicable to common stock	$ 89,140	$ 90,144	$ 63,710	$ 64,855
Income from discontinued operations, net	23,635	23,635	22,704	22,704
Net earnings applicable to common stock	$ 112,775	$ 113,779	$ 86,414	$ 87,559
Earnings per common share:
Continuing operations	$ 0.82	$ 0.74	$ 0.63	$ 0.56
Discontinued operations	0.22	0.19	0.22	0.20
	$ 1.04	$ 0.93	$ 0.85	$ 0.76

10. Business Segment Information

Legg Mason currently operates through the following business segments: Asset Management, Private Client and Capital Markets. As described in Note 4, the Private Client and Capital Markets segments are now reflected as discontinued operations.  The corporate revenues and expenses that are not allocated to the business segments are reported separately as Corporate. Business segment classifications are based upon factors such as the services provided and distribution channels utilized. Certain services that Legg Mason offers are provided to clients through more than one of its business segments. Legg Mason allocates certain common income and expense items among its business segments based upon various methodologies and factors. These methodologies are by their nature subjective and are reviewed periodically by management. Business segment results may reflect reallocations of revenues and expenses that result from changes in methodologies, but any reallocations will have no effect on our consolidated results of operations. As a result of discontinued operations, Parent company firm interest income and expense and general corporate overhead costs, previously allocated to all segments, are now included in Corporate as continuing operations.  All periods presented have been restated to reflect this change.  There were no other material changes during the quarter ended June 30, 2005.

Continuing Operations

Business segment financial results are as follows:

	Three months ended
	June 30,
	2005	2004
Operating Revenues:
Asset Management	$ 437,696	$ 349,232
Corporate	(10)	-
Total	$ 437,686	$ 349,232

Income before income tax provision:
Asset Management	$ 129,090	$ 101,542
Corporate	13,021	(505)
Total	$ 142,111	$ 101,037

Results by geographic region are as follows:

	Three months ended
	June 30,
	2005	2004
Operating Revenues:
United States	$ 401,288	$ 321,362
United Kingdom	30,514	22,140
Canada	3,995	4,780
Other	1,889	950
Total	$ 437,686	$ 349,232

Income before income tax provision:
United States	$ 134,617	$ 95,542
United Kingdom	9,908	7,078
Canada	(2)	701
Other	(2,412)	(2,284)
Total	$ 142,111	$ 101,037

Asset Management provides investment advisory services to institutional and individual clients and to company-sponsored investment funds. The primary sources of operating revenue in Asset Management are investment advisory, distribution, and various administrative fees, which typically are calculated as a percentage of the assets in the account and vary based upon factors such as the type of underlying investment product, the amount of assets under management and the type of services that are provided. In addition, performance fees may be earned on certain investment advisory contracts for exceeding performance benchmarks. Distribution fees earned on company-sponsored investment funds are reported in Asset Management as gross distribution fee revenue with a corresponding distribution expense reflective of Legg Mason’s continuing role as funds’ distributor.  Revenues from Asset Management tend to be more stable than those from Private Client and Capital Markets because they are less affected by changes in securities market conditions.

The corporate revenues and expenses that are not allocated to the business segments are reported separately as Corporate. Additionally, as a result of discontinued operations, Corporate Income before Income Tax Provision includes $3,316 and ($162) in the quarters ended June 2005 and June 2004, respectively, representing Parent company firm interest income and expense and general corporate overhead costs which were previously allocated to all segments.  The Corporate Income before Income Tax Provision for the quarter ended June 30, 2005 also includes a litigation award credit of $8,150 as a result of the settlement of a civil copyright infringement lawsuit.

Discontinued Operations

Business segment financial results are as follows:

	Three months ended
	June 30,
	2005 2004
Net Revenues:
Private Client	$ 187,323	$ 173,519
Capital Markets	63,187	67,644
	250,510	241,163
Reclassification (1)	(47,039)	(43,758)
Total	$ 203,471	$ 197,405

Income before Income Tax Provision:
Private Client	$ 35,338	$ 29,849
Capital Markets	4,451	7,815
Total	$ 39,789	$ 37,664

(1) Represents distribution fees from proprietary mutual funds, historically reported in Private Client, that have been reclassified to Asset Management as distribution fee revenue, with a corresponding distribution expense, to reflect Legg Mason's continuing role as funds’ distributor.

Results by geographic region are as follows:

	Three months ended
	June 30,
	2005	2004
Net Revenues:
United States	$ 197,961	$ 194,971
United Kingdom	2,142	494
Other	3,368	1,940
Total	$ 203,471	$ 197,405

Income before income tax provision:
United States	$ 38,703	$ 37,613
United Kingdom	525	134
Other	561	(83)
Total	$ 39,789	$ 37,664

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

Capital Markets consists of our equity and fixed income institutional sales and trading and corporate and public finance investment banking. The primary sources of revenues for equity and fixed income institutional sales and trading include commissions and principal credits on transactions in both corporate and municipal products. Legg Mason maintains proprietary fixed income and equity securities inventory primarily to facilitate customer transactions and recognizes trading profits and losses from proprietary trading activities. Investment banking revenues include underwriting and advisory fees from private placements and mergers and acquisitions. Sales credits associated with underwritten offerings are reported in Capital Markets when sold through institutional distribution channels. The results of this business segment also include realized and unrealized gains and losses on investments acquired in connection with merchant and investment banking activities.

11. Subsequent Events

On July 19, 2005, the independent directors of Legg Mason approved a grant to Mr. Mason, Legg Mason's Chairman, President and Chief Executive Officer, of options to acquire 500 shares of Legg Mason common stock at an exercise price of $111.53 per share, subject to certain conditions.  The grant will vest ratably over four years starting on the effective grant date, July 19, 2005, subject to Mr. Mason continuing as Legg Mason's Chairman and Chief Executive Officer for at least two years and continuing to provide agreed-upon ongoing services to the company for two years thereafter. The options are exercisable only if, within four years after the grant date, Legg Mason common stock has closed at or above $127.50 per share for 30 consecutive trading days. Once vested and exercisable, the options have an eight-year term, expiring on the eighth anniversary of the grant date. The exercise price must be paid by surrendering options with a value equal to the required consideration.  The fair value of the grant, valued using a binomial option pricing model, of approximately $19.2 million will be recognized as expense ratably over the four-year vesting period beginning in the quarter ending September 30, 2005.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Legg Mason, Inc., a holding company, and its subsidiaries (collectively "Legg Mason") are principally engaged in providing asset management, securities brokerage, investment banking and related financial services to individuals, institutions, corporations and municipalities. We currently operate through three business segments: Asset Management, Private Client and Capital Markets.  However, as a result of the pending transaction with Citigroup Inc. described below, the Asset Management segment is now reported as continuing operations and the Private Client and Capital Markets segments as discontinued operations.

We allocate certain common income and expense items among our business segments based upon various methodologies and factors. These methodologies are by their nature subjective and are reviewed periodically by management. Business segment results in the future may reflect reallocations of revenues and expenses that result from changes in methodologies, but any reallocations will have no effect on our consolidated results of operations.  As a result of discontinued operations, parent company interest income and expense and general corporate overhead costs, previously allocated to all segments, are now included in Corporate as continuing operations.  All periods presented have been restated to reflect this change.  There were no other material changes during the quarter ended June 30, 2005.

Our profitability may vary significantly from period to period as a result of a variety of factors, including the amount of assets under management, the volume of trading in securities, the volatility and general level of securities prices and interest rates, the level of customer margin and credit account balances and the demand for investment banking services. Accordingly, sustained periods of unfavorable market conditions may adversely affect our profitability. For a further discussion of factors that may affect our results of operations, refer to Item 1 – "Business – Factors Affecting the Company and the Financial Services Industry" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

Terms such as "we," "us," "our," and "company" refer to Legg Mason.

Business Environment

The challenging equity markets in which we operated during fiscal 2005 continued into the first three months of fiscal 2006.  While the Dow Jones Industrial Average1 was down 2%, the Nasdaq Composite Index2 and the S&P 5003 were up 3% and 1%, respectively, for the quarter ended June 30, 2005.  The fixed income markets have remained very challenging and client activity and trading flows continue to be subdued.  Interest rates have traded within a range, but with an upward bias, as the Federal Reserve continued to raise short-term rates during the quarter.  Until the economic picture becomes clearer, the bond markets are likely to remain volatile, which we expect will extend this period of very modest trading activity.  The Federal Reserve raised the federal funds rate by 0.25% on both May 3, 2005 and June 30, 2005.

Results of Operations

We currently operate in three business segments:  Asset Management, Private Client and Capital Markets.  We have entered into an agreement with Citigroup whereby we will sell our Private Client and Capital Markets (“PC/CM”) businesses, as a portion of the consideration, in exchange for Citigroup’s asset management business.  Consequently, the results of operations of the Private Client and Capital Markets segments are reflected in discontinued operations.  Continuing operations reflects the results of our Asset Management segment, which will be our sole line of business following the completion of the transaction.  The following discussion separately addresses the results of continuing operations and the results of our discontinued operations.

1 Dow Jones Industrial Average is a trademark of Dow Jones & Company, which is not affiliated with Legg Mason.

2 Nasdaq is a trademark of the Nasdaq Stock Market, Inc., which is not affiliated with Legg Mason.

3 S&P 500 is a trademark of Standard & Poor’s, a division of The McGraw-Hill Companies, Inc., which is not affiliated with Legg Mason.

Net income and diluted earnings per share for the three months ended June 30, 2005 increased significantly compared to the prior year quarter.  Net income increased to $112.8 million from $86.4 million, or 31%, and diluted earnings per share increased to $0.93 from $0.76, up 22%.  Income from continuing operations, which is comprised of our Asset Management business, totaled $89.1 million, up 40% from the prior year’s quarter and operating revenues increased to $437.7 million from $349.2 million, up 25%, primarily due to higher levels of assets under management.  Assets under management increased $101.8 billion or 34% to $397.5 billion, with almost 70% of the increase from net client cash flows.  During the quarter, we also reversed approximately $8.2 million in a previously recorded litigation award charge, as a result of agreeing to settle a civil copyright infringement lawsuit.  Diluted earnings per share from continuing operations were $0.74, an increase of 32% from $0.56.  The pre-tax profit margin from continuing operations was 32.5%, up from 28.9% in the June 2004 quarter.  The operating margin increased to 32.0% from 31.1% in the prior year period.  Income from discontinued operations, net of taxes, which is comprised of our Private Client and Capital Markets segments, totaled $23.6 million, up 4% from the prior year quarter and revenues increased $20.3 million or 10% to $222.7 million.   Diluted earnings per share from discontinued operations were $0.19, a decrease of 5% from $0.20.

Compared to the quarter ended March 31, 2005, net income decreased 4% from $117.7 million and diluted earnings per share were down 5% from $0.98.  Assets under management increased 7% from $372.9 billion at March 31, 2005, with almost 66% of the increase from net client cash flows.

Results of Continuing Operations

Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004

Revenues

Revenues from continuing operations in the quarter ended June 30, 2005 were $437.7 million, up 25%, from $349.2 million in the prior year quarter.  Strong growth in assets under management experienced by each of our three asset management divisions – Institutional, Mutual Funds and Wealth Management – resulted in strong growth in related fee revenue.

Investment advisory fees from separate accounts increased 37% to $237.1 million, primarily as a result of growth in assets managed at Western Asset Management Company (“Western Asset”); Private Capital Management, L.P. (“PCM”); Legg Mason Capital Management, Inc. (“LMCM”); Brandywine Asset Management, LLC; and Batterymarch Financial Management, Inc.  The business acquired by Legg Mason Investment Counsel (“LMIC”) in December 2004 also contributed to the increase.

Investment advisory fees from funds increased 15% to $125.4 million, primarily as a result of growth in assets managed at Royce and Associates, LLC (“Royce”); LMCM; and Legg Mason Investments Holdings Limited (“LMI”).

Distribution and service fees increased 13% to $69.5 million, primarily due to increases in distribution fees from proprietary mutual funds of $3.2 million to $47.0 million for the quarter ending June 30, 2005.  These fees have been reported in continuing operations to reflect our continuing role as funds’ distributor, with a corresponding distribution expense.  Also contributing to the overall increase was an increase in distribution fees paid to third-party distributors on increased sales and subsequent growth of Royce and LMI offshore funds.

Other operating revenues decreased 6% to $5.7 million, primarily as a result of decreases in commissions at PCM’s related broker-dealer.

Interest income increased $5.8 million to $9.3 million, primarily as a result of higher average interest rates earned on firm investments. Interest expense decreased $0.9 million to $10.2 million, primarily reflecting a credit of $0.8 million representing interest expense on escrow funds that were returned to us in June 2005, as a result of settling the copyright infringement lawsuit.  Other income increased $2.9 million to $2.7 million as a result of unrealized gains on firm investments, including those held in deferred compensation plans.

Our operating revenues by Asset Management division (in millions) for the three months ended June 30 were as follows:

	2005	2004
Institutional	$ 163.8	$ 118.6
Mutual Funds	182.4	158.2
Wealth Management	91.5	72.4
Total	$ 437.7	$ 349.2

Assets Under Management

Our assets under management mix by division (in billions) as of June 30 was as follows:

	2005	2004
Institutional	$ 266.0	$ 190.6
Mutual Funds	82.6	68.3
Wealth Management*	48.9	36.8
Total*	$ 397.5	$ 295.7

As of June 30, 2005, approximately 62% of assets under management were in fixed income products and approximately 38% were in equity related products.  At June 30, 2004, the composition was 60% in fixed income products and 40% in equity products.

*Assets under management included $4.9 billion, $4.6 billion and $4.0 billion, primarily in the Wealth Management division, attributable to discontinued operations as of June 30, 2005, March 31, 2005, and June 30, 2004, respectively.

Operating Expenses

Compensation and benefits increased 36% to $191.8 million, primarily as a result of increased revenue share-based incentive expense on higher revenues and increased fixed compensation and benefits costs primarily as a result of an increased number of full time employees, including an increase from LMIC’s acquisition in December 2004.  Compensation as a percentage of operating revenues was 43.8% for the quarter ended June 30, 2005, up from 40.3% as a result of increased revenues at subsidiaries that retain a higher percentage of revenues under revenue share agreements.

Distribution and servicing expenses increased 15% to $68.8 million, primarily as a result of an increase in distribution fees associated with proprietary mutual funds, in addition to increases in amounts paid to third-party distributors on sales of our offshore and Royce mutual funds.

Communications and technology expense increased 29% to $13.8 million, primarily as a result of increased technology equipment maintenance and depreciation and market data costs.

Occupancy increased 11% to $7.2 million, primarily due to increased depreciation, utilities and maintenance costs related to Western Asset’s new office facility.

Amortization of intangible assets increased 14% to $5.8 million from $5.1 million in the prior year quarter, primarily as a result of the acquisition of LMIC in December 2004.

The litigation award settlement reflects the reversal of $8.2 million of charges recorded in fiscal 2004 as a result of the settlement of a civil copyright infringement lawsuit in the current quarter.

Other expenses increased 3% to $18.1 million, primarily due to increases in consulting fees and auditing costs, primarily related to compliance with Sarbanes-Oxley regulations.

The provision for income taxes increased 42% to $53.0 million, as a result of the increase in income from continuing operations. The effective tax rate from continuing operations increased to 37.3% from 36.9% in the prior year’s quarter.

Results of Discontinued Operations

	Quarters Ended		Period to Period Change
	June 30, 2005	June 30, 2004
Revenues:
Private Client	$ 205,098	$ 177,632	15.5%
Capital Markets	64,611	68,506	(5.7)
	269,709	246,138	9.6
Reclassification (1)	(47,039)	(43,758)	7.5
Discontinued Operations	$ 222,670	$ 202,380	10.0

Net Revenues:
Private Client	$ 187,323	$ 173,519	8.0
Capital Markets	63,187	67,644	(6.6)
	250,510	241,163	3.9
Reclassification (1)	(47,039)	(43,758)	7.5
Discontinued Operations	$ 203,471	$ 197,405	3.1

Income before income tax provision:
Private Client	$ 35,338	$ 29,849	18.4
Capital Markets	4,451	7,815	(43.0)
Discontinued Operations	$ 39,789	$ 37,664	5.6

Net Income:
Private Client	$ 20,991	$ 17,993	16.7
Capital Markets	2,644	4,711	(43.9)
Discontinued Operations	$ 23,635	$ 22,704	4.1

(1) Represents distribution fees from proprietary mutual funds, historically reported in Private Client, that have been reclassified to continuing operations to reflect our continuing role as funds' distributor, with a corresponding distribution expense.

Private Client

Private Client net revenues increased 8% to $187.3 million from $173.5 million in the prior year’s quarter, as increases in fee-based brokerage revenues, including distribution fees on proprietary and non-proprietary mutual funds and investment advisory fees, and net interest profit were partially offset by a decline in principal transaction revenues.  Net interest profit in Private Client increased 36% to $16.8 million primarily due to higher average interest rates earned on segregated customer and margin account balances, partially offset by higher average interest rates paid on customer credit account balances.  Compensation and benefits expense increased $6.0 million to $107.8 million, primarily as a result of the impact of higher commission-generating revenues, coupled with an increase in fixed salaries and benefits. Compensation as a percentage of net revenues decreased to 57.6% in June 2005 from 58.7% in June 2004 due to an increase in non-compensable revenues.  Other expenses increased $2.3 million to $44.2 million, as a result of an increase in allocated overhead costs and higher communications and technology costs, partially offset by a decrease in the provision for litigation.  Income before income tax provision increased 18% to $35.3 million, and the profit margin increased to 18.9% from 17.2% in the prior year’s quarter.

Capital Markets

Capital Markets net revenues decreased 7% to $63.2 million from $67.6 million in the prior year’s quarter primarily as a result of a decline in corporate banking selling concessions and underwriting fees and decreased institutional taxable fixed income trading revenues.  These decreases were partially offset by a $2.4 million elimination of net revenue in the prior year’s period, reclassified from Corporate to discontinued operations, involving an intercompany transaction with a consolidated variable interest entity and higher municipal banking fees.  Compensation and benefits expense decreased 13% to $37.2 million, primarily as a result of decreased incentives, primarily related to taxable fixed income, and decreased sales commissions due to lower institutional equity and taxable fixed income commission-generating revenues, partially offset by an increase in fixed salaries and benefits.  These net decreases combined with the elimination of revenue in the prior year, described above, which did not have associated compensation, contributed to the decline in compensation as a percentage of net revenues to 58.8% in June 2005 from 63.3% in June 2004.  Other expenses increased $4.5 million to $21.6 million primarily due to an increase of $2.0 million in management fees related to our international equity sales offices and a $1.0 million increase in allocated overhead costs.  Income before income tax provision decreased 43% to $4.5 million, and the profit margin declined to 7.0% versus 11.6% in the prior year’s period.

Liquidity and Capital Resources

The primary objective of our capital structure and funding practices is to appropriately support Legg Mason’s business strategies, as well as the regulatory capital requirements of certain of our subsidiaries, and to provide needed liquidity at all times. Liquidity and the access to liquidity are essential to the success of our ongoing operations. For a further discussion of our principal liquidity and capital resources policies, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

Our assets from continuing operations consist primarily of cash and cash equivalents, collateralized short-term receivables, investment advisory fee receivables, intangible assets and goodwill. Our assets are principally funded by long-term debt and equity.

As discussed in Note 3 of Notes to Consolidated Financial Statements, during June 2005, we announced the agreement to purchase of substantially all of Citigroup’s worldwide asset management business in exchange for substantially all of our Private Client and Capital Markets (“PC/CM”) business segments, approximately $1.5 billion of our common and non-voting convertible preferred shares and approximately $550 million in the form of a five-year loan facility provided by Citigroup.  The total value of the transaction is approximately $3.7 billion.  In addition, the purchase of Citigroup’s asset management business provides for a potential purchase price increase of up to $300 million based on the retention of certain levels of assets under management nine months after the closing.  The purchase price adjustment will be funded by increasing the outstanding amount under the five-year loan facility. We expect that the sale of our PC/CM businesses will result in an approximately $1.1 billion gain from the sale of PC/CM (after tax gain of approximately $700 million), subject to adjustment.

In connection with the announced sale, we have reflected the assets and liabilities of PC/CM as Assets and Liabilities of discontinued operations held for sale on the Consolidated Balance Sheets at June 30, 2005 and March 31, 2005.   Since the Consolidated Balance Sheets no longer reflect the individual assets and liabilities of

PC/CM, the balance sheets are presented in a classified format, with assets and liabilities designated as current or non-current.  We consider the assets and liabilities of discontinued operations held for sale to be current because we expect the transaction to be completed during the third quarter of fiscal 2006.  See Note 4 of Notes to the Consolidated Financial Statements for information related to the Assets and Liabilities of discontinued operations held for sale.

In a separate agreement, we agreed to acquire an 80% interest in the Permal Group ("Permal"), from Sequana Capital and Permal Group management.  Under the terms of the Permal agreement, we will acquire an 80% interest in Permal at the initial closing, and the remaining outstanding equity interests in Permal will be converted into preference shares.  The total payment at the initial closing is expected to be approximately $800 million, subject to adjustment, of which up to 25% may, at our option, be in the form of common stock, and the remainder of which will be in cash.  Under the agreement, we have the right to acquire the outstanding preference shares in two tranches, following the second and fourth years after the initial closing.  If we do not exercise either of our call rights, the current shareholders of Permal have the right to require us to purchase the shares in the same general time frames.  The aggregate price for 100% of Permal is capped at $1.386 billion, with a $961 million minimum payment. We may elect to deliver up to 25% of each of the future payments in the form of shares of our common stock.  We expect this transaction to close during the third quarter of fiscal 2006.

We intend to fund the cash portion of the Permal acquisition and the payment of approximately $400 million in taxes related to the gain on the sale of PC/CM from existing cash on hand and the credit facility described below.  In anticipation of the closing of the proposed purchase agreements, we are in the process of replacing our current $100 million credit facility with a $500 million committed, unsecured revolving credit facility.  As with our current credit facility, the new facility will have restrictive covenants that require us to, among other things, maintain specific levels of net worth and leverage ratios.

At June 30, 2005, our total assets and stockholders’ equity were $7.8 billion and $2.5 billion, respectively. During the quarter ended June 30, 2005, cash and cash equivalents decreased by $31.8 million from $795.1 million at March 31, 2005 to $763.3 million at June 30, 2005.  Excess cash is generally invested in institutional money market funds or reverse repurchase agreements.  At June 30, 2005, we had $294.4 million invested in securities purchased under agreements to resell.  Cash flows from operating activities provided $24.7 million, primarily attributable to net income from continuing operations adjusted for deferred taxes, depreciation and amortization along with a decrease in restricted cash, offset in part, by a decrease in accrued compensation.  Cash flows from investing activities used $303.9 million, primarily attributable to the purchase of securities purchased under agreements to resell. Financing activities provided $4.4 million, primarily due to the issuance of common stock, offset in part, by dividends paid.  The change in net assets of discontinued operations held for sale provided cash flows of $244.5 million.

Decreases in our assets of discontinued operations held for sale were primarily from reduced levels of securities borrowed balances, offset in part by decreases in related liabilities and accrued compensation.

During the quarter ended June 30, 2005, we paid cash dividends of $16.4 million.  On July 19, 2005, the Board of Directors approved a 20% increase in the quarterly dividend to $0.18 per share.

The broker-dealer subsidiaries that are now reflected as discontinued operations are subject to the requirements of the Securities and Exchange Commission’s Uniform Net Capital Rule, which is designed to measure the general financial soundness and liquidity of broker-dealers. As of June 30, 2005, the broker-dealer subsidiaries had aggregate net capital of $407.4 million, which exceeded minimum net capital requirements by $384.2 million. The amount of the broker-dealers’ net assets that may be distributed is subject to restrictions under applicable net capital rules.

Contractual Obligations and Contingent Payments

We have contractual obligations to make future payments in connection with our short and long-term debt and non-cancelable lease agreements. In addition, we may be required to make contingent payments under business purchase agreements if certain future events occur.

The following table sets forth these contractual and contingent obligations by fiscal year as of June 30, 2005 for continuing operations, unless otherwise noted:

(In millions)	Remaining 2006	2007	2008	2009	2010	Thereafter	Total
Contractual Obligations
Short-term borrowings by contract maturity	$ --	$ --	$ --	$ --	$ --	$ --	$ --
Long-term borrowings by contract maturity (a)	102.5	3.4	220.6	428.7	3.9	2.3	761.4
Coupon interest on long-term borrowings	35.8	29.3	29.2	14.7	0.2	-	109.2
Minimum rental commitments:
Continuing operations	26.8	31.7	31.3	30.9	24.9	103.7	249.3
Discontinued operations	29.0	34.3	28.7	23.8	15.0	24.8	155.6
Total Contractual Obligations	$ 194.1	$ 98.7	$ 309.8	$ 498.1	$ 44.0	$ 130.8	$ 1,275.5
Contingent Obligations:
Contingent payments related to business acquisitions (b)	26.3	300.0	--	--	--	--	326.3
Total Contractual and Contingent Obligations (c)(d)	$ 220.4	$ 398.7	$ 309.8	$ 498.1	$ 44.0	$ 130.8	$ 1,601.8

a) Included in the payments in 2008 is $217.0, reflecting amounts that may be due to holders of the zero coupon convertible senior notes, which represents the accreted value on the next date that the holders may require us to purchase the notes. If the holders require us to purchase the notes on that date, Legg Mason has the option to pay the purchase price in cash or common stock or a combination of both.

b) The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of business purchase agreements.

c) The table above does not include approximately $26.4 in capital commitments to investment partnerships in which Legg Mason is a limited partner. These obligations will be funded, as required, through the end of the commitment periods that range from fiscal 2006 to 2011.

d) The table above does not include any commitments or contingent payments related to the Citigroup and Permal agreements discussed under Liquidity and Capital Resources.  See Note 3 of Notes to Consolidated Financial Statements for additional information.

Critical Accounting Policies

Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding the reported results of operations and the financial position of Legg Mason. Certain critical accounting policies require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements. Due to their nature, estimates involve judgment based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on our consolidated financial statements.  During the three months ended June 30, 2005, there were no material changes to the matters discussed under the heading "Critical Accounting Policies" in Part II, Item 7 of Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

Forward-Looking Statements

We have made in this report, and from time to time may otherwise make in our public filings, press releases and statements by our management, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our operations, economic performance and financial condition.  The words or phrases "can be", "may be", "expects", "may affect", "may depend", "believes", "estimate", "project" and similar words and phrases are intended to identify such forward-looking statements.  Such forward-looking statements are subject to various known and unknown risks and uncertainties and we caution readers that any forward-looking information provided by or on behalf of Legg Mason is not a guarantee of future performance.  Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond our control, including: (i) those discussed elsewhere herein, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 under the heading "Business-Factors Affecting the Company and the Financial Services Industry," and in our other public filings, press releases and statements by our management; and (ii) the effects of the pending transaction with Citigroup on our private client and capital markets businesses.  Due to such risks, uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements.  All such forward-looking statements are current only as of the date on which such statements were made.  We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

During the three months ended June 30, 2005, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.  However, principally all of the market risk is related to our trading securities’ inventory, which is now reflected in discontinued operations.

Item 4.    Controls and Procedures

As of June 30, 2005, Legg Mason’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason’s disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason’s management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason’s disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and the Principal Financial Officer, of material information about Legg Mason required to be included in periodic Securities and Exchange Commission filings. There have been no changes in Legg Mason’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, Legg Mason’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.    Legal Proceedings

During the quarter ended June 30, 2005, Legg Mason agreed to settle the civil copyright infringement lawsuit that was discussed in its Report on Form 10-K for the fiscal year ended March 31, 2004.  Legg Mason had appealed the approximately $20.0 million judgment against it in the case to the Fourth Circuit Court of Appeals and the settlement was reached prior to any ruling by the court.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets out information regarding our purchases of Legg Mason Common Stock in each month during the quarter ended June 30, 2005:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
April 1, 2005 Through April 30, 2005	3,197	$ 71.22	-	1,048,800
May 1, 2005 Through May 31, 2005	11,741	79.83	-	1,048,800
June 1, 2005 Through June 30, 2005	21,968	100.64	-	1,048,800
Total	36,906	$ 91.47	-	1,048,800

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

Item 6.    Exhibits

3.1

Articles of Incorporation of Legg Mason, as amended (incorporated by reference to Form 10-Q for the quarter ended September 30, 2000)

3.2       By-laws of Legg Mason as amended and restated April 25, 1988 (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 1988)

10.1

Transaction Agreement, dated as of June 23, 2005, between Legg Mason, Inc. and Citigroup Inc. (incorporated by reference to Exhibit 2.1 to Legg Mason’s Current Report on Form 8-K filed June 29, 2005)

10.2

Purchase Agreement, dated as of June 23, 2005, by and among Legg Mason, Inc., Sequana Capital, Permal Group SCA, Worms UK Ltd, Permal Group Ltd and the Management Shareholders of Permal Group Ltd (incorporated by reference to Exhibit 2.2 to Legg Mason’s Current Report on Form 8-K filed June 29, 2005)

10.3

Global Distribution Agreement, dated as of June 23, 2005, between Legg Mason, Inc. and Citigroup Inc. (incorporated by reference to Exhibit 10.1 to Legg Mason’s Current Report on Form 8-K filed June 29, 2005)

31.1    Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

32.1   Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2   Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGG MASON, INC.

(Registrant)

DATE:  August 8, 2005

 /s/Raymond A. Mason

Raymond A. Mason

Chairman, President and

Chief Executive Officer

DATE:   August 8, 2005

/s/Charles J. Daley, Jr.

Charles J. Daley, Jr.

Senior Vice President,

Chief Financial Officer

and Treasurer

INDEX TO EXHIBITS

3.1

Articles of Incorporation of Legg Mason, as amended (incorporated by reference to Form 10-Q for the quarter ended September 30, 2000)

3.2        By-laws of Legg Mason as amended and restated April 25, 1988

            (incorporated by reference to the Company’s Annual Report on Form

            10-K for the year ended March 31, 1988)

10.1

Transaction Agreement, dated as of June 23, 2005, between Legg Mason, Inc. and Citigroup Inc. (incorporated by reference to Exhibit 2.1 to Legg Mason’s Current Report on Form 8-K filed June 29, 2005)

10.2

Purchase Agreement, dated as of June 23, 2005, by and among Legg Mason, Inc., Sequana Capital, Permal Group SCA, Worms UK Ltd, Permal Group Ltd and the Management Shareholders of Permal Group Ltd (incorporated by reference to Exhibit 2.2 to Legg Mason’s Current Report on Form 8-K filed June 29, 2005)

10.3

Global Distribution Agreement, dated as of June 23, 2005, between Legg Mason, Inc. and Citigroup Inc. (incorporated by reference to Exhibit 10.1 to Legg Mason’s Current Report on Form 8-K filed June 29, 2005)

31.1     Certification of Chief Executive Officer

31.2     Certification of Chief Financial Officer

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002