Form 10-Q
period 2005-09-30
LEGG MASON INC
filed 2005-11-09
CIK 704051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

114,013,093 shares of common stock and 2,426,700 exchangeable shares as of the close of business on November 3, 2005. The exchangeable shares, which were issued by Legg Mason Canada Holdings in connection with the acquisition of Legg Mason Canada Inc., are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting and other rights equivalent to common stock.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three months		Six months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
Operating Revenues
Investment advisory and related fees
Separate accounts	$ 254,010	$ 194,170	$ 491,060	$ 367,040
Funds	135,139	109,406	260,499	217,953
Distribution and service fees	72,817	62,179	142,364	123,894
Other	4,422	7,856	10,151	13,956
Total operating revenues	466,388	373,611	904,074	722,843
Operating Expenses
Compensation and benefits	209,937	158,341	401,719	299,230
Distribution and servicing	72,728	59,242	141,574	118,983
Communications and technology	14,721	11,865	28,497	22,547
Occupancy	8,016	6,889	15,209	13,352
Amortization of intangible assets	5,844	5,151	11,689	10,274
Litigation award settlement	-	-	(8,150)	-
Other	16,573	18,755	34,720	36,352
Total operating expenses	327,819	260,243	625,258	500,738

Operating Income	138,569	113,368	278,816	222,105
Other Income (Expense)
Interest income	12,384	3,761	21,704	7,293
Interest expense	(10,567)	(11,343)	(20,723)	(22,359)
Other	7,321	880	10,021	664
Total other income (expense)	9,138	(6,702)	11,002	(14,402)
Income from Continuing Operations before Income Tax Provision	147,707	106,666	289,818	207,703
Income tax provision	55,572	40,016	108,543	77,343
Income from Continuing Operations	92,135	66,650	181,275	130,360
Income from discontinued operations, net	28,901	25,012	52,536	47,716
Net Income	$ 121,036	$ 91,662	$ 233,811	$ 178,076

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(continued)

(In thousands, except per share amounts)

(Unaudited)

	Three months		Six months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
Net Income per Common Share
Basic:
Income from continuing operations	$ 0.82	$ 0.65	$ 1.64	$ 1.28
Income from discontinued operations	0.26	0.25	0.48	0.47
	$ 1.08	$ 0.90	$ 2.12	$ 1.75
Diluted:
Income from continuing operations	$ 0.75	$ 0.59	$ 1.49	$ 1.15
Income from discontinued operations	0.24	0.22	0.43	0.42
	$ 0.99	$ 0.81	$ 1.92	$ 1.57
Weighted Average Number of Common Shares Outstanding:
Basic	111,682	101,932	110,251	101,754
Diluted	123,444	114,742	122,804	115,181

Dividends Declared Per Common Share	$ 0.18	$ 0.15	$ 0.33	$ 0.25

Book Value Per Common Share, at end of period			$ 23.75	$ 16.69

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2005	March 31, 2005
Assets
Current Assets
Cash and cash equivalents	$ 782,569	$ 795,121
Securities purchased under agreements to resell	358,000	-
Receivables:
Investment advisory and related fees	277,263	263,153
Other	81,317	43,849
Other current assets	42,806	37,405
Assets of discontinued operations held for sale	4,848,800	5,347,611
Total current assets	6,390,755	6,487,139
Restricted cash	-	20,658
Investment securities, at fair value	130,392	73,956
Equipment and leasehold improvements, net	113,850	92,351
Intangible assets, net	442,001	453,923
Goodwill	989,046	992,800
Other	103,303	98,645
Total Assets	$ 8,169,347	$ 8,219,472
Liabilities and Stockholders’ Equity
Liabilities
Current Liabilities
Accrued compensation	$ 259,866	$ 289,419
Other current liabilities	176,514	117,863
Current portion of long-term debt	103,358	103,017
Liabilities of discontinued operations held for sale	4,043,893	4,429,031
Total current liabilities	4,583,631	4,939,330
Deferred compensation	107,160	106,624
Other	164,512	172,225
Long-term debt	596,720	708,147
Total Liabilities	5,452,023	5,926,326
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Common stock	11,196	10,668
Shares exchangeable into common stock	6,221	6,697
Additional paid-in capital	1,002,044	765,863
Deferred compensation	(34,075)	(29,667)
Employee stock trust	(133,328)	(127,780)
Deferred compensation employee stock trust	133,328	127,780
Retained earnings	1,720,457	1,523,875
Accumulated other comprehensive income, net	11,481	15,710
Total Stockholders’ Equity	2,717,324	2,293,146
Total Liabilities and Stockholders’ Equity	$ 8,169,347	$ 8,219,472

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Income	$ 121,036	$ 91,662	$ 233,811	$ 178,076
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	904	2,229	(4,250)	319
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during the period	1	28	21	(35)
Reclassification adjustment for losses included in net income	-	-	-	13
Net unrealized gains (losses) on investment securities	1	28	21	(22)
Total other comprehensive income (loss)	905	2,257	(4,229)	297
Comprehensive Income	$ 121,941	$ 93,919	$ 229,582	$ 178,373

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended September 30,
	2005	2004
Cash Flows from Operating Activities
Income from continuing operations	$ 181,275	$ 130,360
Non-cash items included in earnings:
Depreciation and amortization	26,786	22,487
Accretion and amortization of securities discounts and premiums, net	3,170	4,077
Deferred compensation	10,246	4,304
Unrealized (gains) losses on firm investments	(5,720)	(289)
Other	28	62
Deferred income taxes	18,813	24,608
Purchases of trading investments, net	(49,376)	(28,794)
Decrease (increase) in assets excluding acquisitions:
Receivables for investment advisory and related fees	(14,018)	(23,933)
Other receivables	(40,608)	6,666
Restricted cash	20,658	(20,522)
Other current assets	32,777	6,896
Other	(4,016)	(15,993)
Increase (decrease) in liabilities excluding acquisitions:
Accrued compensation	(35,258)	(34,631)
Deferred compensation	536	4,294
Other current liabilities	78,114	(17,586)
Other	(23,255)	7,782
Cash Provided by Operating Activities	200,152	69,788
Cash Flows from Investing Activities
Payments for:
Equipment and leasehold improvements	(36,664)	(12,722)
Acquisitions, net of cash acquired	(44)	(403,951)
Net increase in securities purchased under agreements to resell	(358,000)	-
Purchases of investment securities	(5,687)	(4,985)
Proceeds from sales and maturities of investment securities	4,742	5,611
Cash Used for Investing Activities	(395,653)	(416,047)

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

(Dollars in thousands)

(Unaudited)

	Six months ended September 30,
	2005	2004
Cash Flows from Financing Activities
Net proceeds from issuance of long-term debt	-	20,000
Repayment of principal on long-term debt	(1,355)	-
Issuance of common stock	63,704	31,808
Repurchase of common stock	-	(37,123)
Dividends paid	(53,176)	(20,615)
Cash Provided by (Used for) Financing Activities	9,173	(5,930)
Change in Net Assets of Discontinued Operations Held for Sale	174,493	66,947
Effect of Exchange Rate Changes on Cash	(717)	700
Net Decrease in Cash and Cash Equivalents	(12,552)	(284,542)
Cash and Cash Equivalents at Beginning of Period	795,121	725,571
Cash and Cash Equivalents at End of Period	$ 782,569	$ 441,029

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts, unless otherwise noted)

September 30, 2005

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

The information contained in the interim consolidated financial statements should be read in conjunction with our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. In connection with the announced sale of our Private Client and Capital Markets (“PC/CM”) businesses as described in Note 4, we have reflected the assets and liabilities of these business segments as Assets and Liabilities of discontinued operations held for sale on the Consolidated Balance Sheets.  Since the Consolidated Balance Sheets no longer reflect the individual assets and liabilities of PC/CM, the balance sheets are presented in a classified format, with assets and liabilities designated as current or non-current.  We have also reflected the related results of operations of PC/CM as Income from discontinued operations on the Consolidated Statements of Income.

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

Terms such as "we," "us," "our," and "company" refer to Legg Mason.

2. Significant Accounting Policies

Variable Interest Entities

In the normal course of its business, Legg Mason is the manager of various types of investment vehicles that are considered variable interest entities (“VIEs”).  For its services, Legg Mason is entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinate management fees or other incentive fees. Legg Mason did not sell or transfer assets to any of the VIEs. Legg Mason’s exposure to risk in these entities is generally limited to any equity investment it has made or is required to make and any earned but uncollected management fees. Legg Mason does not issue any performance guarantees to these VIEs or its investors. Uncollected management fees from these VIEs were not material at September 30, 2005.

In accordance with Financial Accounting Standards Board Interpretation No. 46-R (“FIN 46-R”), for the periods ended September 30, 2005 and March 31, 2005, Legg Mason was required to consolidate two investment trusts solely due to the underlying ownership of these entities being comprised of employees’ interests. Legg Mason does not have a corporate ownership interest in these entities and, as such, the net equity of these entities is reflected as minority interest in Other Liabilities on the Consolidated Balance Sheets. Assets and liabilities of these consolidated VIEs were not material to Legg Mason. Legg Mason’s assets, exclusive of the assets of consolidated VIEs, are not subject to the claims of creditors of these consolidated VIEs and likewise the assets of the consolidated VIEs are not available to Legg Mason’s creditors. The results of operations of these consolidated VIEs were also not material to Legg Mason.

FIN 46-R also requires the disclosure of VIEs in which Legg Mason is considered to have a significant variable interest. In determining whether a variable interest is significant, Legg Mason considers the same factors used for determination of the primary beneficiary. As of September 30, 2005 and March 31, 2005, Legg Mason had a significant variable interest in, but was not the primary beneficiary of, two limited partnerships and two real estate investment trusts with total assets of $654,704 and $431,355, respectively, and had equity investments in these entities of $27,678 and $19,818, respectively, and future capital commitments to these entities of $20,131 as of September 30, 2005.  The results of operations of these entities were not material to Legg Mason.

Stock Based Compensation

During fiscal 2004, we adopted the fair value method of accounting for stock-based compensation on a prospective basis for all stock options granted and stock purchase plan transactions after April 1, 2003, using the Black-Scholes option pricing model. Under the prospective method allowed under Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” compensation expense was recognized based on the fair value of stock options granted after April 1, 2003 over the applicable vesting period. No compensation expense was recognized for stock options granted prior to April 1, 2003. Therefore, the expense related to stock-based employee compensation included in the determination of net income for September 30, 2005 is less than that which would have been included if the fair value method had been applied to all awards.

The following tables reflect pro forma results as if compensation expense associated with all applicable option grants (regardless of grant date) and the stock purchase plan were recognized over the vesting period:

Continuing Operations	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004
Income from continuing operations, net of taxes	$ 92,135	$ 66,650	$ 181,275	$ 130,360
Add: stock-based compensation included in reported net earnings, net of taxes	2,007	1,188	2,540	1,495
Less: stock-based compensation determined under fair value based method, net of taxes	(2,676)	(3,188)	(5,096)	(5,822)
Pro forma income from continuing operations	$ 91,466	$ 64,650	$ 178,719	$ 126,033
Earnings per share:
As reported:
Basic	$ 0.82	$ 0.65	$ 1.64	$ 1.28
Diluted	0.75	0.59	1.49	1.15
Pro forma:
Basic	$ 0.82	$ 0.63	$ 1.62	$ 1.24
Diluted	0.75	0.57	1.47	1.11

Discontinued Operations	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004
Income from discontinued operations, net of taxes	$ 28,901	$ 25,012	$ 52,536	$ 47,716
Add: stock-based compensation included in reported net earnings, net of taxes	644	673	1,447	1,305
Less: stock-based compensation determined under fair value based method, net of taxes	(1,277)	(2,187)	(3,413)	(4,649)
Pro forma income from discontinued operations	$ 28,268	$ 23,498	$ 50,570	$ 44,372
Earnings per share:
As reported:
Basic	$ 0.26	$ 0.25	$ 0.48	$ 0.47
Diluted	0.24	0.22	0.43	0.42
Pro forma:
Basic	$ 0.25	$ 0.23	$ 0.46	$ 0.43
Diluted	0.23	0.21	0.41	0.39

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004
Net earnings, as reported	$ 121,036	$ 91,662	$ 233,811	$ 178,076
Add: stock-based compensation included in reported net earnings, net of taxes	2,651	1,861	3,987	2,800
Less: stock-based compensation determined under fair value based method, net of taxes	(3,953)	(5,375)	(8,509)	(10,471)
Pro forma net earnings	$ 119,734	$ 88,148	$ 229,289	$ 170,405
Earnings per share:
As reported:
Basic	$ 1.08	$ 0.90	$ 2.12	$ 1.75
Diluted	0.99	0.81	1.92	1.57
Pro forma:
Basic	$ 1.07	$ 0.86	$ 2.08	$ 1.67
Diluted	0.98	0.78	1.88	1.50

The weighted average fair value of option grants of $35.45 and $22.55 per share for the six months ended September 30, 2005 and 2004, respectively, included in the pro forma net income shown in each table above is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six months ended September 30,

	2005	2004
Expected dividend yield	0.80%	0.79%
Risk-free interest rate	3.92%	4.04%
Expected volatility	37.74%	41.01%
Expected lives (in years)	5.98	6.14

On July 19, 2005, the independent directors of Legg Mason approved a grant to Raymond A. Mason, Legg Mason's Chairman, President and Chief Executive Officer, of options to acquire 500 thousand shares of Legg Mason common stock at an exercise price of $111.53 per share, subject to certain conditions.  The grant will vest ratably over four years starting on the effective grant date, July 19, 2005, subject to Mr. Mason continuing as Legg Mason's Chairman and Chief Executive Officer for at least two years and continuing to provide agreed-upon ongoing services to the company for two years thereafter. The options are exercisable only if, within four years after the grant date, Legg Mason common stock has closed at or above $127.50 per share for 30 consecutive trading days. Once vested and exercisable, the options have an eight-year term, expiring on the eighth anniversary of the grant date. The exercise price must be paid by surrendering options with a value equal to the required consideration.

The fair value of $38.42 per share for options granted to Mr. Mason during the quarter ended September 30, 2005, included in the pro forma net income shown above, is estimated on the date of grant, July 19, 2005, using the Monte Carlo Simulation option pricing model with the following assumptions:

Expected dividend yield	0.57%
Risk-free interest rate	4.04%
Expected volatility	30.47%
Expected life (in years)	6.50

A Monte Carlo Simulation model was used to value this option grant in order to properly factor the impact of both the performance and market conditions specified in the grant.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents cumulative foreign currency translation adjustments and net gains and losses on investment securities. The change in the accumulated translation adjustment for 2005 and 2004 primarily resulted from the impact of changes in the British pound and the Canadian dollar in relation to the U.S. dollar on the net assets of our United Kingdom and Canadian subsidiaries, respectively, for which the pound and the Canadian dollar are the functional currencies.

The deferred tax provision for unrealized holding gains arising from investment securities during the quarters ended September 2005 and September 2004 was $1 and $13, respectively.  The deferred tax provision (benefit) for unrealized holding gains/losses arising from investment securities during the six months ended September 2005 and September 2004 was $16 and ($42), respectively. The deferred tax benefit for reclassification adjustments for losses included in net income on investment securities during the six months ended September 2004 was $8.

Restricted Cash

During the quarter ended June 30, 2005, restricted cash of $11,500 was used to settle the civil copyright lawsuit.  The remaining cash of $9,158, including approximately $800 of interest expense, was released to us from the escrow account.

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

In July 2005, the FASB issued FSP SOP 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5.”  This FSP eliminates the concept of “important rights” of Statement 78-9 and replaces it with the concept of “kick-out rights” and “substantive participating rights” as defined in Issue 04-5.  The FSP is effective for all new and modified partnerships after June 29, 2005, and for all other partnerships at the beginning of the first reporting period in fiscal years beginning after December 15, 2005, and is not expected to have a material impact on Legg Mason’s Consolidated Financial Statements.

In August 2005, the FASB issued FSP FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R).”  This FSP requires that a freestanding financial instrument issued to an employee in exchange for past or future employee services that is subject to the provisions of FAS 123(R) should remain subject to such provisions throughout the life of the instrument, unless its terms are modified when the holder is no longer an employee.  This FSP is effective upon the adoption of FAS 123(R) beginning fiscal 2007 and its adoption will not have a material impact on Legg Mason’s Consolidated Financial Statements.

In October 2005, the FASB issued FSP FAS 123 (R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).”  This FSP clarifies the grant date of an award subject to FAS 123 (R) and is effective upon the adoption of FAS 123(R) beginning fiscal 2007.  Its adoption will not have a material impact on Legg Mason’s Consolidated Financial Statements.

In addition to the above, as disclosed previously, in December 2004, the FASB issued FASB Staff Position FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act, which was signed into law on October 22, 2004, provides for a onetime dividends received deduction on the repatriation of certain foreign earnings to U.S. taxpayers. Legg Mason is currently evaluating the income tax effects of the foreign earnings repatriation provision within the Act and cannot reasonably estimate the income tax effects, if any, at this time.

3. Acquisitions

On June 23, 2005, Legg Mason and Citigroup Inc. (“Citigroup”) entered into an agreement in which Legg Mason agreed to acquire the ownership interests in Citigroup subsidiaries that constitute substantially all of Citigroup’s worldwide asset management business in exchange for the ownership interests in Legg Mason subsidiaries that constitute our PC/CM businesses and other consideration.  In a separate agreement, Legg Mason agreed to acquire an 80% interest in the Permal Group ("Permal") from Sequana Capital and Permal management.  Both agreements are expected to close during the third quarter of fiscal 2006.

Under the terms of the Citigroup transaction, Legg Mason, in addition to selling the PC/CM businesses, will issue Citigroup approximately 18.7 million shares of common and non-voting convertible preferred stock and approximately $500 million in the form of a five-year syndicated loan facility in exchange for substantially all of Citigroup’s worldwide asset management business.  In addition, the agreement provides for a purchase price adjustment that may increase the price of Citigroup’s worldwide asset management business by up to $300 million based on the retention of certain assets under management nine months after the closing.  Any increase in the price adjustment will be settled by adjusting the outstanding amount under the five-year loan facility or similar note.  Legg Mason expects that the transaction will result in an approximately $1.1 billion gain from the sale of the PC/CM businesses (approximately $700 million after tax), subject to adjustment.

Under the terms of the Permal agreement, Legg Mason will acquire an 80% interest in Permal at closing, and the remaining outstanding equity interests in Permal will be converted into preferred shares.  The total payment at closing is expected to be $800 million, subject to adjustment, of which up to 25% may, at Legg Mason’s option, be in the form of common stock, and the remainder of which will be in cash.  Under the agreement, Legg Mason has a call right to acquire the outstanding preferred shares in two tranches, following the second and fourth years after the initial closing.  If Legg Mason does not exercise either of its call rights, the current shareholders of Permal have a put right to require Legg Mason to purchase the shares in the same general time frames.  The aggregate price for 100% of Permal is capped at $1.386 billion, with a $961 million minimum payment. Legg Mason may elect to deliver up to 25% of each of the future payments in the form of shares of its common stock.

See Note 11 for additional information on the Permal acquisition.

4.  Discontinued Operations

As described in Note 3, Legg Mason entered into an agreement to sell entities that comprise its PC/CM businesses to Citigroup.  Accordingly, the after-tax results of operations of PC/CM are reflected as Income from discontinued operations on the Consolidated Statements of Income for the quarter and six months ended September 30, 2005 and 2004.  In addition, the assets and liabilities of PC/CM are reflected as Assets and Liabilities of discontinued operations held for sale on the Consolidated Balance Sheets as of September 30, 2005 and March 31, 2005.

Results of operations of discontinued operations are summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Total revenues, net of interest expense (1)	$ 205,401	$ 201,056	$ 408,872	$ 398,461

Income from discontinued operations	$ 47,855	$ 42,014	$ 87,644	$ 79,678
Provision for income taxes	18,954	17,002	35,108	31,962
Income from discontinued operations, net	$ 28,901	$ 25,012	$ 52,536	$ 47,716
(1) See Note 10 for a further breakdown of revenues and net revenues by business segment.

The following is a summary of the Assets and Liabilities of discontinued operations held for sale:

	September 30, 2005	March 31, 2005
Assets
Cash and cash equivalents	$ 239,935	$ 182,015
Cash and securities segregated for regulatory purposes on deposit with clearing organizations	2,423,191	2,577,295
Receivables:
Customer	1,120,590	1,130,260
Other receivables	100,271	120,535
Securities borrowed	475,620	784,743
Trading assets, at fair value	372,031	436,116
Investment securities, at fair value	5,991	2,761
Equipment and leasehold improvements, net	23,670	27,186
Intangible assets, net	1,621	2,180
Goodwill	566	566
Other assets	85,314	83,954
Total assets	$ 4,848,800	$ 5,347,611
Liabilities
Payables:
Customer	$ 3,301,226	$ 3,346,679
Other payables	34,173	72,578
Securities loaned	372,695	587,912
Trading liabilities, at fair value	154,727	222,058
Accrued compensation	58,037	97,070
Other liabilities	123,035	102,734
Total liabilities	$ 4,043,893	$ 4,429,031

Trading Assets, at Fair Value

At September 30, 2005, Legg Mason had pledged securities owned of $755 as collateral to counterparties for securities loaned transactions, which can be sold or repledged by the counterparties.

Net Capital Requirements

Legg Mason’s broker-dealer subsidiaries that are part of discontinued operations are subject to the Securities and Exchange Commission’s Uniform Net Capital Rule.  The rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels.  As of September 30, 2005, these broker-dealer subsidiaries had aggregate net capital, as defined, of $481,837, which exceeded required net capital by $458,608.  Net capital for each broker-dealer subsidiary exceeded the required net capital.

Equipment and Leasehold Improvements and Intangible Assets

In accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Legg Mason no longer depreciates or amortizes its equipment, leasehold improvements and intangible assets while these assets are classified as held for sale.  These assets are recorded at the lower of their carrying amount or fair value less cost to sell.

5.  Equipment and Leasehold Improvements

Equipment consists primarily of communications and technology hardware and software and furniture and fixtures. Equipment and leasehold improvements are reported at cost, net of accumulated depreciation and amortization.  The following table reflects the components of equipment and leasehold improvements as of:

	September 30, 2005	March 31, 2005
Equipment	$ 150,843	$ 115,225
Leasehold improvements	73,222	69,368
Total cost	224,065	184,593
Less: accumulated depreciation	(110,215)	(92,242)
Equipment and leasehold improvements, net	$ 113,850	$ 92,351

Depreciation and amortization are determined by use of the straight-line method. Equipment is depreciated over the estimated useful lives of the assets, generally ranging from three to eight years. Leasehold improvements are amortized over the term of the lease. Maintenance and repair costs are expensed as incurred.  Depreciation and amortization expense was $8,169 and $5,618 for the quarters ended September 30, 2005 and 2004, respectively and $15,423 and $10,922 for the six months ended September 30, 2005 and 2004, respectively.

6. Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of:

	September 30, 2005	March 31, 2005
Amortizable Asset Management Contracts:
Cost	$ 376,575	$ 376,523
Accumulated amortization	(94,288)	(82,675)
Net	$ 282,287	$ 293,848
Indefinite-Life Intangible Assets:
Fund management contracts	$ 105,014	$ 105,375
Trade name	54,700	54,700
Total	$ 159,714	$ 160,075
Total Intangible Assets, net	$ 442,001	$ 453,923

Estimated amortization expense for each of the next five fiscal years is as follows:

Fiscal year ended March 31:	Amount
Remaining 2006	$ 11,696
2007	23,110
2008	22,528
2009	22,032
2010	21,703
Thereafter	181,218

The carrying value of goodwill of $989,046 at September 30, 2005 is attributable to the Asset Management reporting segment.  The decrease in the carrying value of goodwill since March 31, 2005 reflects the impact of changes in foreign currency exchange rates.

7. Long-Term Debt

Long-term debt as of September 30, 2005 consists of the following:

	Current Accreted Value	Unamortized Discount	Maturity Amount
6.75% Senior notes	$ 424,551	$ 449	$ 425,000
Zero-coupon contingently convertible senior notes	156,900	159,497	316,397
6.50% Senior notes	99,982	18	100,000
Term loan	18,645	-	18,645
Total	$ 700,078	$ 159,964	$ 860,042

As of September 30, 2005, the aggregate maturities of long-term debt based on the contractual terms, are as follows:

Remaining 2006	$ 101,662
2007	3,429
2008	3,577
2009	428,733
2010	3,895
Thereafter	318,746
Total	$ 860,042

During the quarter and six months ended September 30, 2005, zero-coupon notes aggregating $101,662 and $228,888, respectively, principal amount at maturity were converted into 1,175 and 2,646, respectively, shares of common stock, which reduced the outstanding principal amount at maturity to $316,397.

Legg Mason has maintained compliance with the applicable covenants of these borrowing facilities.

At September 30, 2005, Legg Mason had $1.25 billion available for the issuance of additional debt or equity securities pursuant to a shelf-registration statement.

See Note 11 for information regarding agreements for new credit facilities.

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

As of September 30, 2005, the minimum annual aggregate rentals are as follows:

	Continuing Operations	Discontinued Operations	Total
Remaining 2006	$ 16,683	$ 21,325	$ 38,008
2007	31,043	35,957	67,000
2008	30,809	29,676	60,485
2009	28,856	24,369	53,225
2010	23,372	15,024	38,396
Thereafter	85,629	24,965	110,594
Total	$ 216,392	$151,316	$ 367,708

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

The following tables present the computations of basic and diluted EPS:

	Three months ended September 30,
	2005		2004
	Basic	Diluted	Basic	Diluted

Weighted average common shares outstanding	111,682	111,682	101,932	101,932
Potential common shares:
Employee stock options	-	6,466	-	5,303
Shares related to deferred compensation	-	1,024	-	949
Shares issuable upon conversion of senior notes	-	4,272	-	6,558
Weighted average common and common equivalent shares outstanding	111,682	123,444	101,932	114,742
Income from continuing operations, net	$ 92,135	$ 92,135	$ 66,650	$ 66,650
Interest expense on convertible senior notes, net of tax	-	743	-	1,157
Income from continuing earnings applicable to common stock	$ 92,135	$ 92,878	$ 66,650	$ 67,807
Income from discontinued operations, net	28,901	28,901	25,012	25,012
Net earnings applicable to common stock	$ 121,036	$ 121,779	$ 91,662	$ 92,819
Earnings per common share:
Continuing operations	$ 0.82	$ 0.75	$ 0.65	$ 0.59
Discontinued operations	0.26	0.24	0.25	0.22
	$ 1.08	$ 0.99	$ 0.90	$ 0.81

	Six months ended September 30,
	2005		2004
	Basic	Diluted	Basic	Diluted

Weighted average common shares outstanding	110,251	110,251	101,754	101,754
Potential common shares:
Employee stock options	-	6,579	-	5,891
Shares related to deferred compensation	-	980	-	978
Shares issuable upon conversion of senior notes	-	4,994	-	6,558
Weighted average common and common equivalent shares outstanding	110,251	122,804	101,754	115,181
Income from continuing operations, net	$ 181,275	$ 181,275	$ 130,360	$ 130,360
Interest expense on convertible senior notes, net of tax	-	1,747	-	2,302
Income from continuing earnings applicable to common stock	$ 181,275	$ 183,022	$ 130,360	$ 132,662
Income from discontinued operations, net	52,536	52,536	47,716	47,716
Net earnings applicable to common stock	$ 233,811	$ 235,558	$ 178,076	$ 180,378
Earnings per common share:
Continuing operations	$ 1.64	$ 1.49	$ 1.28	$ 1.15
Discontinued operations	0.48	0.43	0.47	0.42
	$ 2.12	$ 1.92	$ 1.75	$ 1.57

10. Business Segment Information

Legg Mason currently operates through the following business segments: Asset Management, Private Client and Capital Markets. As described in Note 4, the businesses comprising our Private Client and Capital Markets segments are now reflected as discontinued operations.  The corporate revenues and expenses that are not allocated to the business segments are reported separately as Corporate. Business segment classifications are based upon factors such as the services provided and distribution channels utilized. Certain services that Legg Mason offers are provided to clients through more than one of its business segments. Legg Mason allocates certain common income and expense items among its business segments based upon various methodologies and factors. These methodologies are by their nature subjective and are reviewed periodically by management. Business segment results may reflect reallocations of revenues and expenses that result from changes in methodologies, but any reallocations will have no effect on our consolidated results of operations. As a result of discontinued operations, Parent company firm interest income and expense and general corporate overhead costs, previously allocated to all segments, are now included in Corporate as continuing operations.  All periods presented have been restated to reflect this change.  There were no other material changes during the quarter and six months ended September 30, 2005.

Continuing Operations

Business segment financial results are as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2005	2004	2005	2004
Operating Revenues:
Asset Management	$ 466,388	$ 373,611	$ 904,074	$ 722,843
Corporate	-	-	-	-
Total	$ 466,388	$ 373,611	$ 904,074	$ 722,843

Income before Income Tax Provision:
Asset Management	$ 139,659	$ 108,980	$ 268,750	$ 210,508
Corporate	8,048	(2,314)	21,068	(2,805)
Total	$ 147,707	$ 106,666	$ 289,818	$ 207,703

Results by geographic region are as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2005	2004	2005	2004
Operating Revenues:
United States	$ 428,567	$ 344,200	$ 829,855	$ 665,561
United Kingdom	31,532	23,614	62,045	45,754
Canada	4,172	4,723	8,167	9,503
Other	2,117	1,074	4,007	2,025
Total	$ 466,388	$ 373,611	$ 904,074	$ 722,843

Income (Loss) before Income Tax Provision:
United States	$ 138,422	$ 100,064	$ 270,395	$ 193,769
United Kingdom	9,880	6,974	20,280	14,173
Canada	(252)	231	(253)	931
Other	(343)	(603)	(604)	(1,170)
Total	$ 147,707	$ 106,666	$ 289,818	$ 207,703

Asset Management provides investment advisory services to institutional and individual clients and to company-sponsored investment funds. The primary sources of operating revenue in Asset Management are investment advisory, distribution, and various administrative fees, which typically are calculated as a percentage of the assets in the account and vary based upon factors such as the type of underlying investment product, the amount of assets under management and the type of services that are provided. In addition, performance fees may be earned on certain investment advisory contracts for exceeding performance benchmarks. Distribution fees earned on company-sponsored investment funds are reported in Asset Management as gross distribution fee revenue, with a corresponding distribution expense, reflective of Legg Mason’s continuing role as funds’ distributor.  Revenues from Asset Management tend to be more stable than those from Private Client and Capital Markets because they are less affected by changes in securities market conditions.

The corporate revenues and expenses that are not allocated to the business segments are reported separately as Corporate. Additionally, as a result of discontinued operations, Corporate Income before Income Tax Provision includes $4,624 and ($3,236) in the quarters ended September 2005 and September 2004, respectively, and $7,940 and ($3,398) for the six months ended September 2005 and September 2004, respectively, representing the net amount of Parent company firm interest income and expense and general corporate overhead costs which were previously allocated to all segments.  The Corporate Income before Income Tax Provision for the six months ended September 30, 2005 also includes a litigation award credit of $8,150 as a result of the settlement of a civil copyright infringement lawsuit.

Discontinued Operations

Business segment financial results are as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Revenues:
Private Client	$ 189,868	$ 171,151	$ 377,191	$ 344,670
Capital Markets	63,548	71,056	126,735	138,700
	253,416	242,207	503,926	483,370
Reclassification (1)	(48,015)	(41,151)	(95,054)	(84,909)
Total	$ 205,401	$ 201,056	$ 408,872	$ 398,461

Income before Income Tax Provision:
Private Client	$ 40,823	$ 29,482	$ 76,161	$ 59,331
Capital Markets	7,032	12,532	11,483	20,347
Total	$ 47,855	$ 42,014	$ 87,644	$ 79,678

(1) Represents distribution fees from proprietary mutual funds, historically reported in Private Client, that have been reclassified to Asset Management as distribution fee revenue, with a corresponding distribution expense, to reflect Legg Mason's continuing role as funds’ distributor.

Results by geographic region are as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Revenues:
United States	$ 200,192	$ 196,906	$ 397,333	$ 390,648
United Kingdom	2,083	624	4,226	1,117
Other	3,126	3,526	7,313	6,696
Total	$ 205,401	$ 201,056	$ 408,872	$ 398,461

Income (loss) before Income Tax Provision:
United States	$ 47,251	$ 42,540	$ 86,454	$ 80,335
United Kingdom	184	(108)	218	(96)
Other	420	(418)	972	(561)
Total	$ 47,855	$ 42,014	$ 87,644	$ 79,678

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

Capital Markets consists of our equity and fixed income institutional sales and trading and corporate and public finance investment banking. The primary sources of revenues for equity and fixed income institutional sales and trading include commissions and principal credits on transactions in both corporate and municipal products. Legg Mason maintains proprietary fixed income and equity securities inventory primarily to facilitate customer transactions and recognizes trading profits and losses from proprietary trading activities. Investment banking revenues include underwriting and advisory fees from private placements and mergers and acquisitions. Sales credits associated with underwritten offerings are reported in Capital Markets when sold through institutional distribution channels. The results of this business segment also include realized and unrealized gains and losses on investments acquired in connection with investment banking activities.

11. Subsequent Events

 In anticipation of the closing of the Citigroup transaction described in Note 3, on October 14, 2005, Legg Mason entered into an agreement to replace its $100 million credit facility with a $500 million committed, unsecured revolving credit facility.  On that same day, Legg Mason entered into a separate syndicated five-year $700 million unsecured term loan agreement to primarily fund the purchase price. The new facilities, which will become effective upon the closing of the Citigroup transaction, have restrictive covenants that require us, among other things, to maintain specific leverage ratios.

Effective November 1, 2005, Legg Mason completed the initial closing of its acquisition of Permal.  The payment at closing was $800,000, of which $200,000 was paid in the form of approximately 1,890 shares of Legg Mason common stock and the remainder was in cash.

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

We allocate certain common income and expense items among our business segments based upon various methodologies and factors. These methodologies are by their nature subjective and are reviewed periodically by management. Business segment results in the future may reflect reallocations of revenues and expenses that result from changes in methodologies, but any reallocations will have no effect on our consolidated results of operations.  As a result of discontinued operations, Parent company interest income and expense and general corporate overhead costs, previously allocated to all segments, are now included in Corporate as continuing operations.  All periods presented have been restated to reflect this change.  There were no other material changes during the quarter and six months ended September 30, 2005.

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

Terms such as "we," "us," "our," and "company" refer to Legg Mason.

Business Environment

The challenging equity markets in which we operated during the first quarter of fiscal 2006 were more favorable during the second fiscal quarter.  The Dow Jones Industrial Average1, the Nasdaq Composite Index2 and the S&P 5003 were up 3%, 5% and 3%, respectively, for the quarter ended September 30, 2005, and were up 1%, 8% and 4%, respectively, for the six months ended September 30, 2005.  The general market environment for fixed income, while remaining subdued, seemed to stabilize, despite intermittent and temporary shocks to the market due to external factors, such as an unusually active hurricane season in the Gulf Coast of the United States and rapidly increasing oil prices.  Interest rates continued to trade within a relatively narrow range, but still with an upward bias, a trend likely to continue until the state and direction of the domestic economy becomes clearer.  The Federal Reserve continued to raise short-term rates during the quarter.  The federal funds rate was raised by 0.25% on both August 9, 2005 and September 20, 2005 to 3.75%.

1 Dow Jones Industrial Average is a trademark of Dow Jones & Company, which is not affiliated with Legg Mason.

2 Nasdaq is a trademark of the Nasdaq Stock Market, Inc., which is not affiliated with Legg Mason.

3 S&P 500 is a trademark of Standard & Poor’s, a division of The McGraw-Hill Companies, Inc., which is not affiliated with Legg Mason.

Results of Operations

We currently operate in three business segments:  Asset Management, Private Client and Capital Markets.  We have entered into an agreement with Citigroup whereby we will sell our Private Client and Capital Markets (“PC/CM”) businesses, as a portion of the consideration, in exchange for Citigroup’s asset management business.  Consequently, the results of operations of the Private Client and Capital Markets segments are reflected as discontinued operations.  We believe the PC/CM segments have been negatively impacted by the pending Citigroup transaction.  Continuing operations reflects the results of our Asset Management segment, which will be our sole line of business following the completion of the transaction.  The following discussion separately addresses the results of continuing operations and the results of our discontinued operations.

Net income and diluted earnings per share for the three months ended September 30, 2005 increased significantly compared to the prior year quarter.  Net income increased to $121.0 million from $91.7 million, or 32%, and diluted earnings per share increased to $0.99 from $0.81, up 22%.  Income from continuing operations totaled $147.7 million, up 38% from the prior year’s quarter and operating revenues increased to $466.4 million from $373.6 million, up 25%, primarily due to higher levels of assets under management.  Assets under management increased $105.6 billion in the last 12 months or 34% to $416.6 billion, with 68% of the increase from net client cash flows.   Diluted earnings per share from continuing operations were $0.75, an increase of 27% from $0.59.  The pre-tax profit margin from continuing operations was 31.7%, up from 28.6% in the September 2004 quarter with the increase primarily driven by non-operating income.  The operating margin was 29.7%, down from 30.3% in the prior year period.  Income from discontinued operations, net of taxes, which is comprised of our Private Client and Capital Markets segments, totaled $28.9 million, up 16% from the prior year quarter and net revenues increased $11.2 million or 5% to $253.4 million.  Diluted earnings per share from discontinued operations were $0.24, an increase of 9% from $0.22.

Net income and diluted earnings per share for the six months ended September 30, 2005 also increased significantly compared to the prior year period.  Net income increased to $233.8 million from $178.1 million, or 31%, and diluted earnings per share increased to $1.92 from $1.57, up 22%.  Income from continuing operations totaled $289.8 million, up 40% from the prior year period and operating revenues increased to $904.1 million from $722.8 million, up 25%, primarily due to higher levels of assets under management.  Diluted earnings per share from continuing operations were $1.49, an increase of 30% from $1.15.  The pre-tax profit margin from continuing operations was 32.1%, up from 28.7% in the year ago period with the increase primarily driven by non-operating income.  The operating margin was 30.8%, up from 30.7% in the prior year’s period.  Income from discontinued operations, net of taxes, totaled $52.5 million, up 10% from the prior year period and net revenues increased $20.6 million or 4% to $503.9 million.  Diluted earnings per share from discontinued operations were $0.43, an increase of 2% from $0.42.

Compared to the quarter ended June 30, 2005, net income increased 7% from $112.8 million and diluted earnings per share were up 6% from $0.93.  In the last three months, assets under management increased by $19.1 billion, or 5%, from $397.5 billion at June 30, 2005, with almost 73% of the increase from net client cash flows.

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004

Results of Continuing Operations

Revenues

Revenues from continuing operations in the quarter ended September 30, 2005 were $466.4 million, up 25% from $373.6 million in the prior year quarter.  Strong growth in assets under management experienced by each of our three asset management divisions – Institutional, Mutual Funds and Wealth Management – resulted in strong growth in related fee revenue.

Investment advisory fees from separate accounts increased 31% to $254.0 million, primarily as a result of growth in assets managed at Western Asset Management Company (“Western Asset”).  Private Capital Management, L.P. (“PCM”); Brandywine Asset Management, LLC (“Brandywine”); Batterymarch Financial Management, Inc (“Batterymarch”); Legg Mason Capital Management, Inc. (“LMCM”); and the business acquired by Legg Mason Investment Counsel (“LMIC”) in December 2004 also contributed to the increase in revenues.

Investment advisory fees from funds increased 24% to $135.1 million, primarily as a result of growth in assets managed at Royce and Associates, LLC (“Royce”) and LMCM.

Distribution and service fees increased 17% to $72.8 million, primarily due to increases in distribution fees from proprietary mutual funds of $7.2 million to $53.3 million for the quarter ended September 30, 2005.  These fees have been reported in continuing operations to reflect our continuing role as funds’ distributor, with a corresponding distribution expense.  Also contributing to the overall increase was an increase in distribution fees on the continued growth of Legg Mason Investments Limited (“LMI”) offshore and Royce funds.

Other operating revenues decreased 44% to $4.4 million, primarily as a result of decreases in commissions earned by PCM’s related broker-dealer.

Interest income increased $8.6 million to $12.4 million, primarily as a result of higher average interest rates earned on higher average levels of firm investments. Interest expense decreased $0.8 million to $10.6 million due to the conversion of senior convertible notes.  Other income increased $6.4 million to $7.3 million as a result of unrealized gains on firm investments, including those held in deferred compensation plans.

Our operating revenues by Asset Management division (in millions) for the three months ended September 30 were as follows:

	2005	2004
Institutional	$ 177.3	$ 135.6
Mutual Funds	197.2	160.6
Wealth Management	91.9	77.4
Total	$ 466.4	$ 373.6

Assets Under Management

Our assets under management by division (in billions) as of September 30 were as follows:

	2005	2004
Institutional	$ 281.6	$ 203.8
Mutual Funds	86.2	69.7
Wealth Management*	48.8	37.5
Total*	$ 416.6	$ 311.0

*Assets under management included $5.0 billion and $4.1 billion, primarily in the Wealth Management division, attributable to discontinued operations as of September 30, 2005 and September 30, 2004, respectively.

As of September 30, 2005, approximately 62% of assets under management were in fixed income products and approximately 38% were in equity related products, unchanged from September 30, 2004.

Operating Expenses

Compensation and benefits increased 33% to $209.9 million, primarily as a result of increased revenue share-based incentive expense on higher revenues.  Compensation as a percentage of operating revenues was 45.0% for the quarter ended September 30, 2005, up from 42.4% as a result of increased revenues at subsidiaries that retain a higher percentage of revenues under revenue share agreements.

Distribution and servicing expenses increased 23% to $72.7 million, primarily as a result of an increase in distribution fees associated with proprietary mutual funds, in addition to increases in amounts paid to third-party distributors on sales of our offshore and Royce mutual funds.

Communications and technology expense increased 24% to $14.7 million, primarily as a result of increased technology equipment depreciation, printing and market data costs.

Occupancy increased 16% to $8.0 million, primarily due to increased depreciation, utilities and maintenance costs related to Western Asset’s new office facility.

Amortization of intangible assets increased 13% to $5.8 million from $5.2 million in the prior year quarter, primarily as a result of LMIC’s acquisition.

Other expenses decreased 12% to $16.6 million, primarily due to a lower provision for litigation in the current year’s quarter.

The provision for income taxes increased 39% to $55.6 million, as a result of the increase in income from continuing operations. The effective tax rate from continuing operations increased to 37.6% from 37.5% in the prior year’s quarter.

Results of Discontinued Operations

(Dollars in millions)	Quarters Ended		Period to Period Change
	September 30, 2005	September 30, 2004
Revenues:
Private Client	$ 211.9	$ 177.2	19.6%
Capital Markets	65.1	71.2	(8.6)
	277.0	248.4	11.5
Reclassification (1)	(48.0)	(41.1)	16.7
Discontinued Operations	$ 229.0	$ 207.3	10.5

Net Revenues:
Private Client	$ 189.9	$ 171.1	10.9
Capital Markets	63.5	71.1	(10.6)
	253.4	242.2	4.6
Reclassification (1)	(48.0)	(41.1)	16.7
Discontinued Operations	$ 205.4	$ 201.1	2.2

Income before income tax provision:
Private Client	$ 40.8	$ 29.5	38.5
Capital Markets	7.1	12.5	(43.9)
Discontinued Operations	$ 47.9	$ 42.0	13.9

Income from discontinued operations, net:
Private Client	$ 24.7	$ 17.5	40.6
Capital Markets	4.2	7.5	(43.3)
Discontinued Operations	$ 28.9	$ 25.0	15.5

(1) Represents distribution fees from proprietary mutual funds, historically reported in Private Client, that have been reclassified to continuing operations to reflect our continuing role as funds' distributor, with a corresponding distribution expense.

Private Client

Private Client net revenues increased 11% to $189.9 million from $171.1 million in the prior year’s quarter, as increases in fee-based brokerage revenues, including distribution fees on proprietary and non-proprietary mutual funds, and net interest profit were offset in part by a decline in principal transaction revenues.  Net interest profit in Private Client increased 28% to $17.3 million primarily due to higher average interest rates earned on segregated customer and margin account balances, partially offset by higher average interest rates paid on customer credit account balances.  Compensation and benefits expense increased $7.6 million to $105.7 million, primarily as a result of higher commission-generating revenues, coupled with an increase in payout rates on certain fee-based revenues.  Compensation as a percentage of net revenues decreased to 55.7% in September 2005 from 57.3% in September 2004 due to an increase in non-compensable revenues, including net interest profit, and a decline in deferred compensation.  Other expenses remained relatively unchanged from $43.6 million in September 2004, as a decrease from the ceasing of depreciation expense on assets held for sale in accordance with Financial Accounting Standard 144 was offset by an increase in allocated overhead costs, primarily technology.  Income before income tax provision increased 38% to $40.8 million, and the profit margin increased to 21.5% from 17.2% in the prior year’s quarter.

Capital Markets

Capital Markets net revenues decreased 11% to $63.5 million from $71.1 million in the prior year’s quarter primarily as a result of decreased institutional taxable fixed income and equity trading revenues, corporate and municipal banking selling concessions and corporate management fees.  These decreases were partially offset by increased institutional equity transaction volume, corporate advisory fees, and performance fees related to our real estate investment advisory group.  Compensation and benefits expense decreased 7% to $37.5 million, primarily as a result of decreased incentives and commissions on reduced revenues.  Compensation as a percentage of net revenues increased to 59.0% in September 2005 from 56.4% in September 2004 as a result of an increase in fixed salaries and benefits on lower net revenues.  Other expenses increased 3% to $19.0 million, primarily due to an increase of $1.0 million in management fees related to our international equity sales office.  Income before income tax provision decreased 44% to $7.1 million, and the profit margin declined to 11.1% versus 17.6% in the prior year’s period.

Six Months Ended September 30, 2005 Compared to Six Months Ended September 30, 2004

Results of Continuing Operations

Revenues

Revenues from continuing operations in the six months ended September 30, 2005 were $904.1 million, up 25% from $722.8 million in the prior six months ended.  Strong growth in assets under management experienced by each of our three asset management divisions – Institutional, Mutual Funds and Wealth Management – resulted in strong growth in related fee revenue.

Investment advisory fees from separate accounts increased 34% to $491.1 million, primarily as a result of growth in assets managed at Western Asset.  PCM, Brandywine, LMCM and the impact of the business acquired by LMIC also contributed to the increase in revenues.

Investment advisory fees from funds increased 20% to $260.5 million, primarily as a result of growth in assets managed at Royce and LMCM.

Distribution and service fees increased 15% to $142.4 million, primarily due to increases in distribution fees from proprietary mutual funds of $9.9 million to $104.5 million for the six months ended September 30, 2005.  These fees have been reported in continuing operations to reflect our continuing role as funds’ distributor, with a corresponding distribution expense.  Also contributing to the overall increase was an increase in distribution fees on the continued growth of Royce and LMI offshore funds.

Other operating revenues decreased 27% to $10.2 million, primarily as a result of decreases in commissions earned by PCM’s related broker-dealer.

Interest income increased $14.4 million to $ 21.7 million, primarily as a result of higher average interest rates earned on firm investments. Interest expense decreased $1.6 million to $20.7 million due to the conversion of  zero-coupon convertible senior notes and the refund of interest expense as a result of the settlement of a civil copyright lawsuit.  Other income increased $9.4 million to $10.0 million as a result of unrealized gains on firm investments, including those held in deferred compensation plans.

Our operating revenues by Asset Management division (in millions) for the six months ended September 30 were as follows:

	2005	2004
Institutional	$ 341.1	$ 254.2
Mutual Funds	379.6	318.8
Wealth Management	183.4	149.8
Total	$ 904.1	$ 722.8

Operating Expenses

Compensation and benefits increased 34% to $401.7 million, primarily as a result of increased revenue share-based incentive expense on higher revenues.  Compensation as a percentage of operating revenues was 44.4% for the six months ended September 30, 2005, up from 41.4% as a result of increased revenues at subsidiaries that retain a higher percentage of revenues under revenue share agreements.

Distribution and servicing expenses increased 19% to $141.6 million, primarily as a result of an increase in distribution fees associated with proprietary mutual funds, in addition to increases in amounts paid to third-party distributors on sales of our offshore and Royce mutual funds.

Communications and technology expense increased 26% to $28.5 million, primarily as a result of increased technology equipment depreciation and maintenance, printing and market data costs.

Occupancy increased 14% to $15.2 million, primarily due to increased rent, depreciation and utilities and maintenance costs related to Western Asset’s new office facilities.

Amortization of intangible assets increased 14% to $11.7 million from $10.3 million in the prior six months ended, primarily as a result of the acquisition of LMIC.

The litigation award settlement reflects the reversal of $8.2 million of charges recorded in fiscal 2004 as a result of the settlement of a civil copyright infringement lawsuit in the current period.

Other expenses decreased 4% to $34.7 million, primarily due to a lower provision for litigation in the current year period.

The provision for income taxes increased 40% to $108.5 million, as a result of the increase in income from continuing operations. The effective tax rate from continuing operations increased to 37.5% from 37.2% in the prior six months period.

Results of Discontinued Operations

(Dollars in millions)	Fiscal Year Ended		Period to Period Change
	September 30, 2005	September 30, 2004
Revenues:
Private Client	$ 417.0	$ 354.8	17.5%
Capital Markets	129.7	139.7	(7.2)
	546.7	494.5	10.5
Reclassification (1)	(95.0)	(84.9)	11.9
Discontinued Operations	$ 451.7	$ 409.6	10.2

Net Revenues:
Private Client	$ 377.2	$ 344.7	9.4
Capital Markets	126.7	138.7	(8.6)
	503.9	483.4	4.3
Reclassification (1)	(95.0)	(84.9)	11.9
Discontinued Operations	$ 408.9	$ 398.5	2.6

Income before income tax provision:
Private Client	$ 76.1	$ 59.3	28.4
Capital Markets	11.5	20.4	(43.6)
Discontinued Operations	$ 87.6	$ 79.7	10.0

Income from discontinued operations, net:
Private Client	$ 45.6	$ 35.5	28.5
Capital Markets	6.9	12.2	(43.5)
Discontinued Operations	$ 52.5	$ 47.7	10.1

(1) Represents distribution fees from proprietary mutual funds, historically reported in Private Client, that have been reclassified to continuing operations to reflect our continuing role as funds' distributor, with a corresponding distribution expense.

Private Client

Private Client net revenues increased 9% to $377.2 million from $344.7 million in the prior year, as increases in fee-based brokerage revenues, including distribution fees on non-proprietary and proprietary mutual funds, and net interest profit were partially offset by a decline in principal transaction revenues.  Net interest profit in Private Client increased 32% to $34.1 million primarily due to higher average interest rates earned on segregated customer and margin account balances, partially offset by higher average interest rates paid on customer credit account balances.  Compensation and benefits expense increased $13.7 million to $213.5 million, primarily as a result of the impact of higher commission-generating revenues, coupled with the increase in payout rates on certain fee-based revenues, and an increase in fixed salaries and benefits, partially offset by a decline in deferred compensation costs. Compensation as a percentage of net revenues decreased to 56.6% in September 2005 from 58.0% in September 2004 due to an increase in non-compensable revenues, including net interest profit.  Other expenses increased slightly to $87.6 million in September 2005 from $85.5 million in September 2004.  Income before income tax provision increased 28% to $76.1 million, and the profit margin increased to 20.2% from 17.2% in the prior year.

Capital Markets

Capital Markets net revenues decreased 9% to $126.7 million from $138.7 million in the prior year primarily as a result of decreased institutional taxable fixed income and equity trading revenues and corporate banking selling concessions and underwriting fees, partially offset by increased institutional equity transaction volume.  Compensation and benefits expense decreased 10% to $74.6 million, primarily as a result of decreased incentives and commissions on reduced revenues, partially offset by an increase in fixed salaries and benefits.  Compensation as a percentage of net revenues declined to 58.9% in September 2005 from 59.7% in September 2004 due to the $2.0 million elimination of revenue in the prior year related to an intercompany transaction with a previously consolidated variable interest entity.  Other expenses increased $5.1 million to $40.6 million primarily due to an increase of $3.0 million in management fees related to our international equity sales offices and a $1.6 million increase in allocated overhead costs, primarily technology.  Income before income tax provision decreased 44% to $11.5 million, and the profit margin declined to 9.1% versus 14.7% in the prior year.

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

Our assets from continuing operations consist primarily of cash and cash equivalents, securities purchased under agreements to resell, investment advisory fee receivables, intangible assets and goodwill. Our assets are principally funded by long-term debt and equity.

As discussed in Note 3 of Notes to Consolidated Financial Statements, during June 2005, we announced the agreement to purchase substantially all of Citigroup’s worldwide asset management business in exchange for substantially all of our Private Client and Capital Markets (“PC/CM”) business segments, approximately 18.7 million shares of common and non-voting convertible preferred stock and approximately $500 million in the form of a five-year syndicated loan facility.  The total value of the transaction is approximately $3.7 billion.  In addition, the purchase of Citigroup’s asset management business provides for a potential purchase price increase of up to $300 million based on the retention of certain levels of assets under management nine months after the closing.  The purchase price adjustment will be funded by increasing the outstanding amount under the five-year loan facility or similar note. We expect that the sale of our PC/CM businesses will result in an approximately $1.1 billion gain (after tax gain of approximately $700 million), subject to adjustment.

In connection with the announced sale, we have reflected the assets and liabilities of PC/CM as Assets and Liabilities of discontinued operations held for sale on the Consolidated Balance Sheets at September 30, 2005 and March 31, 2005.   Since the Consolidated Balance Sheets no longer reflect the individual assets and liabilities of PC/CM, the balance sheets are presented in a classified format, with assets and liabilities designated as current or non-current.  We consider the assets and liabilities of discontinued operations held for sale to be current because we expect the transaction to be completed during the third quarter of fiscal 2006.  See Note 4 of Notes to the Consolidated Financial Statements for information related to the Assets and Liabilities of discontinued operations held for sale.

In a separate agreement, we agreed to acquire an 80% interest in the Permal Group ("Permal"), from Sequana Capital and Permal Group management.  Under the terms of the Permal agreement, we acquired an 80% interest in Permal at the initial closing, and the remaining outstanding equity interests in Permal were converted into preference shares.  The total payment at the initial closing was $800 million, of which $200 million was paid in the form of approximately 1.9 million shares of Legg Mason common stock and the remainder was in cash.  Under the agreement, we have the right to acquire the outstanding preference shares in two tranches, following the second and fourth years after the initial closing.  If we do not exercise either of our call rights, the current shareholders of Permal have the right to require us to purchase the shares in the same general time frames.  The aggregate price for 100% of Permal is capped at $1.386 billion, with a $961 million minimum payment. We may elect to deliver up to 25% of each of the future payments in the form of shares of our common stock.  This transaction closed effective November 1, 2005.

We funded the cash portion of the Permal acquisition and intend to fund the payment of approximately $400 million in taxes related to the gain on the sale of PC/CM from existing cash on hand and the credit facility described below.  In anticipation of the closing of the proposed purchase agreements, on October 14, 2005, we entered into an agreement to replace our current $100 million credit facility with a $500 million committed, unsecured revolving credit facility.  On that same date, Legg Mason entered into a separate syndicated five-year $700 million unsecured term loan agreement to primarily fund the purchase price of the Citigroup transaction.  The new facilities, which will become effective upon the closing of the Citigroup transaction, have restrictive covenants that require us, among other things, to maintain specific leverage ratios.

As reflected on the Contractual Obligations and Contingent Payments schedule which follows, on February 15, 2006, our $100 million principal amount of 6.5% senior notes becomes payable.  In addition, in fiscal 2007, if PCM continues to meet certain revenue levels as specified in the acquisition agreement, the contingent acquisition payment of $300 million will become payable as well.  We intend to fund these obligations with cash from operations and available credit facilities.

At September 30, 2005, our total assets and stockholders’ equity were $8.2 billion and $2.7 billion, respectively. During the six months ended September 30, 2005, cash and cash equivalents decreased by $12.5 million from $795.1 million at March 31, 2005 to $782.6 million at September 30, 2005.  At September 30, 2005, we had $358 million invested in securities purchased under agreements to resell. Excess cash is generally invested in institutional money market funds or reverse repurchase agreements. Cash flows from operating activities provided $200.2 million, primarily attributable to net income from continuing operations adjusted for deferred taxes, depreciation and amortization along with a decrease in restricted cash, offset, in part, by a decrease in other receivables and accrued compensation.  Cash flows from investing activities used $395.7 million, primarily attributable to the purchase of securities purchased under agreements to resell. Financing activities provided $9.2 million, primarily due to the issuance of common stock, offset in part, by dividends paid.  The change in net assets of discontinued operations held for sale provided cash flows of $174.5 million.

Decreases in our assets of discontinued operations held for sale were primarily from reduced levels of securities borrowed balances, offset in part by decreases in securities loaned and trading liabilities.

During the quarter ended September 30, 2005, we paid cash dividends of $36.8 million.  On October 18, 2005, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.18 per share.

The broker-dealer subsidiaries that are now reflected as discontinued operations are subject to the requirements of the Securities and Exchange Commission’s Uniform Net Capital Rule, which is designed to measure the general financial soundness and liquidity of broker-dealers. As of September 30, 2005, the broker-dealer subsidiaries had aggregate net capital of $481.8 million, which exceeded minimum net capital requirements by $458.6 million. The amount of the broker-dealers’ net assets that may be distributed is subject to restrictions under applicable net capital rules.

Contractual Obligations and Contingent Payments

We have contractual obligations to make future payments in connection with our short and long-term debt and non-cancelable lease agreements. In addition, we may be required to make contingent payments under business purchase agreements if certain future events occur.

The following table sets forth these contractual and contingent obligations by fiscal year as of September 30, 2005 for continuing operations, unless otherwise noted:

(In millions)	Remaining 2006	2007	2008	2009	2010	Thereafter	Total
Contractual Obligations
Short-term borrowings by contract maturity	$ --	$ --	$ --	$ --	$ --	$ --	$ --
Long-term borrowings by contract maturity (a)	101.7	3.4	167.8	428.7	3.9	2.3	707.8
Coupon interest on long-term borrowings	18.0	29.3	29.2	14.7	0.2	-	91.4
Minimum rental commitments:
Continuing operations	16.7	31.0	30.8	28.9	23.4	85.6	216.4
Discontinued operations	21.3	36.0	29.7	24.3	15.0	25.0	151.3
Total Contractual Obligations	$ 157.7	$ 99.7	$ 257.5	$ 496.6	$ 42.5	$ 112.9	$ 1,166.9
Contingent Obligations:
Contingent payments related to business acquisitions (b)	26.3	300.0	--	--	--	--	326.3
Total Contractual and Contingent Obligations (c)(d)	$ 184.0	$ 399.7	$ 257.5	$ 496.6	$ 42.5	$ 112.9	$ 1,493.2

a) Included in the payments in 2008 is $164.3, reflecting amounts that may be due to holders of the zero coupon convertible senior notes, which represents the accreted value on the next date that the holders may require us to purchase the notes. If the holders require us to purchase the notes on that date, Legg Mason has the option to pay the purchase price in cash or common stock or a combination of both.

b) The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of business purchase agreements.

c) The table above does not include approximately $23.4 in capital commitments to investment partnerships in which Legg Mason is a limited partner. These obligations will be funded, as required, through the end of the commitment periods that range from fiscal 2006 to 2011.

d) The table above does not include any commitments or contingent payments related to the Citigroup and Permal agreements discussed under Liquidity and Capital Resources.  See Note 3 of Notes to Consolidated Financial Statements for additional information.

Critical Accounting Policies

Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding the reported results of operations and the financial position of Legg Mason. Certain critical accounting policies require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements. Due to their nature, estimates involve judgment based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on our consolidated financial statements.  During the six months ended September 30, 2005, there were no material changes to the matters discussed under the heading "Critical Accounting Policies" in Part II, Item 7 of Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

During the six months ended September 30, 2005, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.  However, principally all of the market risk is related to our trading securities’ inventory, which is now reflected in discontinued operations.

Item 4.    Controls and Procedures

As of September 30, 2005, Legg Mason’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason’s disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason’s management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason’s disclosure controls and procedures were effective on a reasonable assurances basis. There have been no changes in Legg Mason’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, Legg Mason’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets out information regarding our purchases of Legg Mason Common Stock in each month during the quarter ended September 30, 2005:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
July 1, 2005 Through July 31, 2005	12,548	$ 104.23	-	1,048,800
August 1, 2005 Through August 31, 2005	30,658	105.94	-	1,048,800
September 1, 2005 Through September 30, 2005	16,798	106.78	-	1,048,800
Total	60,004	$ 105.81	-	1,048,800

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

Item 4.

Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held July 19, 2005. In the election of directors, the four director nominees were elected with the following votes:

	Votes Cast	For	Withhold
Dennis R. Beresford	95,301,042	90,995,186	4,305,856
Edward I. O'Brien	95,301,042	93,297,081	2,003,961
Roger W. Schipke	95,301,042	89,914,997	5,386,045
Nicholas J. St. George	95,301,042	91,109,739	4,191,303

The stockholders voted in favor of the re-approval of the Legg Mason, Inc. Executive Incentive Compensation Plan as follows:

Votes Cast	95,301,042
For	83,662,337
Against	11,437,959
Abstain	200,746
Non-Vote	-

The stockholders voted in favor of the approval of the Legg Mason, Inc. Non-Employee Director Equity Plan for as follows:

Votes Cast	64,895,518
For	38,706,386
Against	25,972,466
Abstain	216,666
Non-Vote	-

Item 6.    Exhibits

3.1

Articles of Incorporation of Legg Mason, as amended (incorporated by reference to Form 10-Q for the quarter ended September 30, 2000)

3.2       By-laws of Legg Mason as amended and restated April 25, 1988 (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 1988)

10.1

Legg Mason, Inc. Non-Employee Director Equity Plan (incorporated by reference to Appendix B to the definitive proxy statement for the Legg Mason, Inc. 2005 Annual Meeting of Stockholders)

10.2

Form of Common Stock Grant Award Letter under the Legg Mason, Inc. Non-Employee Director Equity Plan

10.3

Form of Restricted Stock Unit Grant Award Letter under the Legg Mason, Inc. Non-Employee Director Equity Plan

10.4

Form of Option Agreement under the Legg Mason, Inc. Non-Employee Director Equity Plan

10.5

Stock Option Agreement awarded to Raymond A. Mason dated July 19, 2005

10.6

Form of Non-Qualified Stock Option Agreement with price trigger under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason's current report on Form 8-K dated October 14, 2005)

10.7

Term Loan Agreement, dated as of October 14, 2005, among Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; Citigroup Global Markets Inc., as Lead Arranger and Book Manager; Bank of America, N.A., JPMorgan Chase Bank, N.A., The Bank of New York and Deutsche Bank AG New York Branch, as Co-Syndication Agents; and the other banks party thereto (incorporated by reference to Legg Mason's current report on Form 8-K dated October 14, 2005)

10.8

5-Year Revolving Credit Agreement, dated as of October 14, 2005, among Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; Citigroup Global Markets Inc., as Lead Arranger and Book Manager; Bank of America, N.A., JPMorgan Chase Bank, N.A., The Bank of New York and Deutsche Bank AG New York Branch, as Co-Syndication Agents; and the other banks party thereto (incorporated by reference to Legg Mason's current report on Form 8-K dated October 14, 2005)

10.9

Amended and Restated Global Distribution Agreement, dated as of October 3, 2005, between Legg Mason, Inc. and Citigroup Inc.

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

DATE:   November 9, 2005

 /s/Raymond A. Mason

Raymond A. Mason

Chairman, President and

Chief Executive Officer

DATE:   November 9, 2005

/s/Charles J. Daley, Jr.

Charles J. Daley, Jr.

Senior Vice President,

Chief Financial Officer

and Treasurer

INDEX TO EXHIBITS

3.1

Articles of Incorporation of Legg Mason, as amended (incorporated by reference to Form 10-Q for the quarter ended September 30, 2000)

3.2       By-laws of Legg Mason as amended and restated April 25, 1988 (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 1988)

10.1

Legg Mason, Inc. Non-Employee Director Equity Plan (incorporated by reference to Appendix B to the definitive proxy statement for the Legg Mason, Inc. 2005 Annual Meeting of Stockholders)

10.2

Form of Common Stock Grant Award Letter under the Legg Mason, Inc. Non-Employee Director Equity Plan

10.3

Form of Restricted Stock Unit Grant Award Letter under the Legg Mason, Inc. Non-Employee Director Equity Plan

10.4

Form of Option Agreement under the Legg Mason, Inc. Non-Employee Director Equity Plan

10.5

Stock Option Agreement awarded to Raymond A. Mason dated July 19, 2005

10.6

Form of Non-Qualified Stock Option Agreement with price trigger under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason's current report on Form 8-K dated October 14, 2005)

10.7

Term Loan Agreement, dated as of October 14, 2005, among Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; Citigroup Global Markets Inc., as Lead Arranger and Book Manager; Bank of America, N.A., JPMorgan Chase Bank, N.A., The Bank of New York and Deutsche Bank AG New York Branch, as Co-Syndication Agents; and the other banks party thereto (incorporated by reference to Legg Mason's current report on Form 8-K dated October 14, 2005)

10.8

5-Year Revolving Credit Agreement, dated as of October 14, 2005, among Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; Citigroup Global Markets Inc., as Lead Arranger and Book Manager; Bank of America, N.A., JPMorgan Chase Bank, N.A., The Bank of New York and Deutsche Bank AG New York Branch, as Co-Syndication Agents; and the other banks party thereto (incorporated by reference to Legg Mason's current report on Form 8-K dated October 14, 2005)

10.9

Amended and Restated Global Distribution Agreement, dated as of October 3, 2005, between Legg Mason, Inc. and Citigroup Inc.

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