Form 10-Q
period 2005-12-31
LEGG MASON INC
filed 2006-02-09
CIK 704051

     UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

123,852,499 shares of common stock and 2,294,254 exchangeable shares as of the close of business on February 6, 2006. The exchangeable shares, which were issued by Legg Mason Canada Holdings in connection with the acquisition of Legg Mason Canada Inc., are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting and other rights equivalent to common stock.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three months		Nine months
	ended December 31,		ended December 31,
	2005	2004	2005	2004
Operating Revenues
Investment advisory fees
Separate accounts	$ 285,557	$ 219,112	$ 773,284	$ 584,497
Funds	281,748	119,483	545,580	339,091
Distribution and service fees	114,881	66,737	257,245	190,632
Other	6,803	5,539	16,954	19,494
Total operating revenues	688,989	410,871	1,593,063	1,133,714
Operating Expenses
Compensation and benefits	278,715	181,028	680,434	480,258
Transaction-related compensation	39,982	-	39,982	-
Total compensation and benefits	318,697	181,028	720,416	480,258
Distribution and servicing	148,451	64,914	290,025	183,897
Communications and technology	22,420	11,219	50,917	33,766
Occupancy	13,002	7,084	28,211	20,436
Amortization of intangible assets	10,520	5,152	22,209	15,426
Litigation award settlement	-	-	(8,150)	-
Other	21,666	16,630	56,387	52,982
Total operating expenses	534,756	286,027	1,160,015	786,765
Operating Income	154,233	124,844	433,048	346,949
Other Income (Expense)
Interest income	12,507	5,250	34,211	12,543
Interest expense	(12,825)	(11,194)	(33,548)	(33,522)
Other	14,740	6,421	24,762	7,053
Total other income (expense)	14,422	477	25,425	(13,926)
Income from Continuing Operations before Income Tax Provision and Minority Interest	168,655	125,321	458,473	333,023
Income tax provision	64,881	46,281	173,424	123,623
Income before Minority Interest	103,774	79,040	285,049	209,400
Minority interest, net of tax	(2,989)	-	(2,989)	-
Income from Continuing Operations	100,785	79,040	282,060	209,400
Income from discontinued operations, net of tax	16,076	33,670	68,612	81,386
Gain on sale of discontinued operations, net of tax	643,442	-	643,442	-
Net Income	$ 760,303	$ 112,710	$ 994,114	$ 290,786

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(continued)

(In thousands, except per share amounts)

(Unaudited)

	Three months		Nine months
	ended December 31,		ended December 31,
	2005	2004	2005	2004
Net Income per Common Share
Basic:
Income from continuing operations	$ 0.83	$ 0.77	$ 2.47	$ 2.05
Income from discontinued operations	0.13	0.33	0.60	0.80
Gain on sale of discontinued operations	5.27	-	5.64	-
	$ 6.23	$ 1.10	$ 8.71	$ 2.85
Diluted:
Income from continuing operations	$ 0.77	$ 0.69	$ 2.27	$ 1.84
Income from discontinued operations	0.12	0.29	0.55	0.71
Gain on sale of discontinued operations	4.91	-	5.13	-
	$ 5.80	$ 0.98	$ 7.95	$ 2.55
Weighted Average Number of Common Shares Outstanding:
Basic	121,999	102,771	114,181	102,087
Diluted	131,142	116,401	125,281	115,554

Dividends Declared Per Common Share	$ 0.18	$ 0.15	$ 0.51	$ 0.40

Book Value Per Common Share, at end of period			$ 45.04	$ 19.94

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	December 31, 2005	March 31, 2005
Assets
Current Assets
Cash and cash equivalents	$ 1,043,741	$ 795,121
Securities purchased under agreements to resell	295,200	-
Receivables:
Investment advisory and related fees	527,721	263,153
Other	246,438	43,849
Investment securities, at fair value	350,416	64,904
Other current assets	150,047	37,405
Assets of discontinued operations held for sale	25,831	5,347,611
Total current assets	2,639,394	6,552,043
Restricted cash	-	20,658
Investment securities, at fair value	73,530	9,052
Fixed assets, net	158,648	92,351
Intangible assets, net	4,641,410	453,923
Goodwill	1,696,472	992,800
Other	226,910	98,645
Total Assets	$ 9,436,364	$ 8,219,472

Liabilities
Current Liabilities
Accrued compensation	$ 595,153	$ 289,419
Short-term borrowings	80,629	-
Current portion of long-term debt	103,931	103,017
Income taxes payable	443,386	12,739
Other current liabilities	564,658	105,124
Liabilities of discontinued operations held for sale	22,026	4,429,031
Total current liabilities	1,809,783	4,939,330
Deferred compensation	118,363	106,624
Other	537,862	168,323
Long-term debt	1,099,916	708,147
Total Liabilities	3,565,924	5,922,424
Minority Interest	229,758	3,902
Commitments and Contingencies (Note 9)
Stockholders’ Equity
Common stock	12,284	10,668
Shares exchangeable into common stock	6,049	6,697
Additional paid-in capital	3,156,652	765,863
Deferred compensation	(4,120)	(29,667)
Employee stock trust	(45,220)	(127,780)
Deferred compensation employee stock trust	45,220	127,780
Retained earnings	2,457,723	1,523,875
Accumulated other comprehensive income, net	12,094	15,710
Total Stockholders’ Equity	5,640,682	2,293,146
	$ 9,436,364	$ 8,219,472

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2005	2004	2005	2004
Net Income	$ 760,303	$ 112,710	$ 994,114	$ 290,786
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,254	6,037	(2,997)	6,356
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) arising during the period	(93)	21	(72)	(14)
Reclassification adjustment for losses included in net income	-	-	-	13
Net unrealized gains (losses) on investment securities	(93)	21	(72)	(1)
Unrealized loss on cash flow hedge:
Unrealized holding loss on interest rate swap arising during the period	(546)	-	(546)	-
Net unrealized loss on cash flow hedge	(546)	-	(546)	-
Total other comprehensive income (loss)	615	6,058	(3,615)	6,355
Comprehensive Income	$ 760,918	$ 118,768	$ 990,499	$ 297,141

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended December 31,
	2005	2004
Cash Flows from Operating Activities
Net income	$ 994,114	$ 290,786
Income from discontinued operations	(68,612)	(81,386)
Gain on sale of discontinued operations	(643,442)	-
Non-cash items included in earnings:
Depreciation and amortization	52,934	34,691
Accretion and amortization of securities discounts and premiums, net	4,396	6,137
Deferred compensation	17,734	10,562
Unrealized (gains) losses on firm investments	(7,134)	(3,556)
Other	1,402	54
Deferred income taxes	(38,353)	39,033
Purchases of trading investments, net	(82,964)	(30,796)
Decrease (increase) in assets excluding acquisitions:
Receivables for investment advisory and related fees	(128,807)	(52,269)
Other receivables	110,167	8,248
Restricted cash	20,658	(20,578)
Other current assets	31,507	32,990
Other	13,172	(10,551)
Increase (decrease) in liabilities excluding acquisitions:
Accrued compensation	135,591	47,930
Deferred compensation	11,739	8,722
Income taxes payable	430,647	(35,019)
Other current liabilities	(163,526)	57
Other	30,284	(1,779)
Net cash provided by operating activities of discontinued operations	68,861	165,351
Cash Provided by Operating Activities	790,368	408,627
Cash Flows from Investing Activities
Payments for:
Equipment and leasehold improvements	(49,932)	(33,753)
Acquisitions, net of cash acquired	(909,188)	(56,451)
Contractual acquisition earnouts	-	(502,500)
Proceeds from sale of assets	-	10,362
Net increase in securities purchased under agreements to resell	(295,200)	(175,000)
Purchases of investment securities	(24,019)	(8,037)
Proceeds from sales and maturities of investment securities	7,407	8,303
Net cash used for investing activities of discontinued operations	(4,592)	(10,653)
Cash Used for Investing Activities	(1,275,524)	(767,729)

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

(Dollars in thousands)

(Unaudited)

	Nine months ended December 31,
	2005	2004
Cash Flows from Financing Activities
Net increase in short-term borrowings	80,629	-
Net proceeds from issuance of long-term debt	628,804	51,583
Repayment of principal on long-term debt	(2,179)	(31,583)
Issuance of common stock	100,207	357,154
Repurchase of common stock	-	(40,729)
Dividends paid	(75,779)	(36,164)
Cash Provided by Financing Activities	731,682	300,261
Effect of Exchange Rate Changes on Cash	2,094	2,776
Net Increase (Decrease) in Cash and Cash Equivalents	248,620	(56,065)
Cash and Cash Equivalents at Beginning of Period	795,121	725,571
Cash and Cash Equivalents at End of Period	$ 1,043,741	$ 669,506

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts, unless otherwise noted)

December 31, 2005

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

The information contained in the interim consolidated financial statements should be read in conjunction with our Current Report on Form 8-K, which includes revisions to the financial information contained in our most recent Annual Report on Form 10-K to reflect discontinued operations, dated December 6, 2005 filed with the Securities and Exchange Commission. In connection with the sale of our Private Client and Capital Markets (“PC/CM”) businesses as described in Note 4, we have reflected the assets and liabilities of these business segments as Assets and Liabilities of discontinued operations held for sale on the Consolidated Balance Sheet as of March 31, 2005.  We have also reflected the related results of operations of PC/CM as Income from discontinued operations on the Consolidated Statements of Income.

We are presenting our Consolidated Statements of Cash Flows for the nine months ended December 31, 2005 and 2004 to reconcile Net income to Cash provided by operating activities. Previously, we reconciled Income from continuing operations to Cash provided by operating activities.  We are also presenting our Consolidated Statements of Cash Flows to attribute cash flows from discontinued operations to operating, investing, and financing activities.  Previously, we reported cash flows from discontinued operations as a one line item Change in net assets of discontinued operations held for sale.  These matters did not change any of the account balances on the accompanying Consolidated Balance Sheets, Consolidated Statements of Income, or the net increase in cash and cash equivalents included in our Consolidated Statements of Cash Flows for the nine months ended December 31, 2005 and 2004.

On December 1, 2005, Legg Mason completed the acquisition of subsidiaries of Citigroup Inc. (“Citigroup”) that constitute substantially all of Citigroup’s worldwide asset management business (“CAM”).  Effective November 1, 2005, Legg Mason acquired 80% of the outstanding equity of Permal Group Ltd (“Permal”), a leading global funds of hedge funds manager.  Concurrent with the acquisition, Permal completed a reorganization in which the residual 20% of outstanding equity was converted to preference shares, resulting in Legg Mason owing 100% of the outstanding voting common stock of Permal.  As a result of the acquisitions, the results of our continuing operations for the quarter and nine-month periods ended December 31, 2005 include two months of results from Permal and one month of results from CAM.  Legg Mason is in the process of reorganizing and assimilating the acquired businesses of CAM and Permal, and has not yet determined the reportable segments in which it operates, or if it operates in more than one. Where appropriate, the prior year's financial statements have been reclassified to conform to the current year’s presentation.

Unless otherwise noted, all per share amounts include both common shares of Legg Mason and shares issued in connection with the acquisition of Legg Mason Canada Inc., which are exchangeable into common shares of Legg Mason on a one-for-one basis at any time.  Weighted average shares for basic and diluted purposes also include the non-voting participating preferred shares issued to Citigroup in the acquisition of CAM.

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

Terms such as "we," "us," "our," and "company" refer to Legg Mason.

2. Significant Accounting Policies

Variable Interest Entities

In the normal course of its business, Legg Mason is the manager of various types of investment vehicles that are considered variable interest entities (“VIEs”).  For its services, Legg Mason is entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinate management fees or other incentive fees. Legg Mason did not sell or transfer assets to any of the VIEs. Legg Mason’s exposure to risk in these entities is generally limited to any equity investment it has made or is required to make and any earned but uncollected management fees. Legg Mason has not issued any performance guarantees to these VIEs or their investors. Uncollected management fees from these VIEs were not material at December 31, 2005.

In accordance with Financial Accounting Standards Board Interpretation No. 46-R (“FIN 46-R”), for the periods ended December 31, 2005 and March 31, 2005, Legg Mason was required to consolidate two investment trusts solely due to the underlying ownership of these entities being comprised of employees’ interests. Assets and liabilities of these consolidated VIEs were not material to Legg Mason.  As of December 31, 2005, Legg Mason also consolidated five investment vehicles that Permal manages for its clients, with total assets of $225.5 million, for which Permal is the primary beneficiary.  Assets of these investment vehicles are primarily trading investments, which are included in Investment securities in the current asset section on the Consolidated Balance Sheets.  Legg Mason does not have a corporate ownership interest in these entities and, as such, the net equity of these entities is reflected as Minority interest on the Consolidated Balance Sheets.  Legg Mason’s assets, exclusive of the assets of consolidated VIEs, are not subject to the claims of creditors of these consolidated VIEs and likewise the assets of the consolidated VIEs are not available to Legg Mason’s creditors.  The results of operations of these consolidated VIEs were also not material to Legg Mason.

FIN 46-R also requires the disclosure of VIEs in which Legg Mason is considered to have a significant variable interest. In determining whether a variable interest is significant, Legg Mason considers the same factors used for determination of the primary beneficiary. As of December 31, 2005 and March 31, 2005, Legg Mason had a significant variable interest in, but was not the primary beneficiary of, two limited partnerships and two real estate investment trusts with total assets of $755,071 and $431,355, respectively, and had equity investments in these entities of $17,133 and $19,818, respectively, and future capital commitments to these entities of $21,634 as of December 31, 2005.  As a result of the Permal acquisition, Legg Mason acquired a significant variable interest in, but was not the primary beneficiary of, one investment fund with total assets of $19.0 million.  The results of operations of these VIEs were not material to Legg Mason.

Stock Based Compensation

During fiscal 2004, we adopted the fair value method of accounting for stock-based compensation on a prospective basis for all stock options granted and stock purchase plan transactions after April 1, 2003, using the Black-Scholes option pricing model. Under the prospective method allowed under Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” compensation expense was recognized based on the fair value of stock options granted after April 1, 2003 over the applicable vesting period. No compensation expense was recognized for stock options granted prior to April 1, 2003.  Therefore, the expense related to stock-based employee compensation included in the determination of net income for December 31, 2005 is less than that which would have been included if the fair value method had been applied to all awards.

The following tables reflect pro forma results as if compensation expense associated with all applicable option grants (regardless of grant date) and the stock purchase plan were recognized over the vesting period:

Continuing Operations	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
Income from continuing operations, net of taxes	$ 100,785	$ 79,040	$ 282,060	$ 209,400
Add: stock-based compensation included in reported income from continuing operations, net of taxes	1,837	473	4,377	1,968
Less: stock-based compensation determined under fair value based method, net of taxes	(3,134)	(2,289)	(8,851)	(8,111)
Pro forma income from continuing operations	$ 99,488	$ 77,224	$ 277,586	$ 203,257
Earnings per share:
As reported:
Basic	$ 0.83	$ 0.77	$ 2.47	$ 2.05
Diluted	0.77	0.69	2.27	1.84
Pro forma:
Basic	$ 0.82	$ 0.75	$ 2.43	$ 1.99
Diluted	0.76	0.67	2.23	1.78

Discontinued Operations	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
Income from discontinued operations, net of taxes	$ 16,076	$ 33,670	$ 68,612	$ 81,386
Add: stock-based compensation included in reported income from discontinued operations, net of taxes	(145)	637	1,302	1,942
Less: stock-based compensation determined under fair value based method, net of taxes	(741)	(1,997)	(4,526)	(6,646)
Pro forma income from discontinued operations	$ 15,190	$ 32,310	$ 65,388	$ 76,682
Earnings per share:
As reported:
Basic	$ 0.13	$ 0.33	$ 0.60	$ 0.80
Diluted	0.12	0.29	0.55	0.71
Pro forma:
Basic	$ 0.12	$ 0.32	$ 0.57	$ 0.75
Diluted	0.12	0.28	0.52	0.67

As discussed in Note 4, in connection with the sale of PC/CM, Legg Mason accelerated the vesting of stock option and other equity-based deferred compensation awards previously granted to employees of the PC/CM sold businesses.  As a result of the accelerated vesting of stock options, Legg Mason recorded a charge of $73.7 million ($61.7 after tax) reflecting the increase in the fair value of the awards as of the vesting date from the original grant date.  This charge is reflected as a reduction of the gain on the sale of the PC/CM businesses.  Approximately $43.1 million of this charge related to incentive stock options for which there is no tax benefit.

Net Income	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
Net earnings, as reported	$ 760,303	$ 112,710	$ 994,114	$ 290,786
Add: stock-based compensation included in reported net earnings, net of taxes	63,524	1,110	67,511	3,910
Less: stock-based compensation determined under fair value based method, net of taxes	(64,809)	(4,286)	(73,318)	(14,757)
Pro forma net earnings	$ 759,018	$ 109,534	$ 988,307	$ 279,939
Earnings per share:
As reported:
Basic	$ 6.23	$ 1.10	$ 8.71	$ 2.85
Diluted	5.80	0.98	7.95	2.55
Pro forma:
Basic	$ 6.22	$ 1.07	$ 8.66	$ 2.74
Diluted	5.79	0.95	7.91	2.45

T he weighted average fair value of option grants of $40.76 and $22.53 per share for the nine months ended December 31, 2005 and 2004, respectively, included in the pro forma net income shown in each table above is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine months ended December 31,

	2005	2004
Expected dividend yield	0.80%	0.79%
Risk-free interest rate	4.27%	4.03%
Expected volatility	33.99%	40.99%
Expected lives (in years)	5.65	6.13

Legg Mason has determined that using a combination of both implied and historical volatility is a better measure of expected volatility for calculating Black-Scholes option values.  Therefore, effective with grants made in the quarter ended December 31, 2005, Legg Mason will estimate expected volatility with equal weighting to both implied and historical measures.

On October 17, 2005, the Compensation Committee of Legg Mason approved grants to senior officers of options to acquire 300 thousand shares of Legg Mason common stock at an exercise price of $104.00 per share, subject to certain conditions.  The grants will vest ratably on July 17 of each of the four years following the grant date.  The options are exercisable only if, by July 17, 2009, Legg Mason common stock has closed at or above $127.50 per share for 30 consecutive trading days. Once vested and exercisable, the options have an eight-year term, expiring on July 17, 2013.

The weighted average fair value of $37.19 per share for these options, included in the pro forma net income shown above, was estimated as of the grant date using the Monte Carlo Simulation option pricing model with the following assumptions:

Expected dividend yield	0.69%
Risk-free interest rate	4.37%
Expected volatility	31.83%
Expected life (in years)	6.53

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

The fair value of $42.33 per share for options granted to Mr. Mason during the quarter ended September 30, 2005, included in the pro forma net income shown above, is estimated as of the date of grant using the Monte Carlo Simulation option pricing model with the following assumptions:

Expected dividend yield	0.57%
Risk-free interest rate	4.07%
Expected volatility	30.47%
Expected life (in years)	7.25

A Monte Carlo Simulation model was used to value these option grants in order to properly factor the impact of both the performance and market conditions specified in the grant.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents cumulative foreign currency translation adjustments and net gains and losses on investment securities and interest rate swaps. The change in the accumulated translation adjustment for 2005 and 2004 primarily resulted from the impact of changes in the British pound and the Canadian dollar in relation to the U.S. dollar on the net assets of Legg Mason’s United Kingdom and Canadian subsidiaries, respectively, for which the pound and the Canadian dollar are the functional currencies.

The deferred tax provision (benefit) for unrealized holding gains/losses arising from investment securities during the quarters ended December 2005 and December 2004 was $(62) and $16, respectively.  The deferred tax benefit for unrealized holding losses arising from investment securities during the nine months ended December 2005 and December 2004 was $(46) and $(26), respectively. The deferred tax benefit for reclassification adjustments for losses included in net income on investment securities during the nine months ended December 2004 was $7.  The deferred tax benefit for unrealized losses arising from cash flow hedges during the quarter and nine months ended December 2005 was $332.

Restricted Cash

During the quarter ended June 30, 2005, restricted cash of $11,500 was used to settle the civil copyright lawsuit.  The remaining cash of $9,158, including approximately $800 of interest, was released to us from the escrow account.

Deferred Sales Commissions

Commissions paid to financial intermediaries in connection with sales of certain classes of company-sponsored mutual funds are capitalized as deferred sales commissions.  The asset is amortized over periods not exceeding five years, which represent the periods during which deferred sales commissions are generally recovered from distribution and service fee revenues and from contingent deferred sales charges (“CDSC”) received from shareholders of those funds upon redemption of their shares.  CDSC receipts are recorded as revenue with a corresponding expense and a reduction of the unamortized deferred sales commissions when received.

Management periodically tests the deferred sales commission asset for impairment.  The most significant assumption utilized to estimate the fair value of the deferred asset is expected redemption rates.  The estimated fair value is compared to the recorded value of the deferred commission asset.  If management determines that the deferred sales commission asset is not fully recoverable, the asset will be deemed impaired and a loss will be recorded in the amount by which the recorded amount of the asset exceeds its estimated fair value.

Recent Accounting Developments

Accounting standards setting boards have issued new pronouncements since March 31, 2005 affecting the following areas.

Variable interest entities:

The Emerging Issues Task Force (“EITF”) reached a consensus in June 2005 regarding Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” that a general partner of a limited partnership is presumed to control the limited partnership, unless the limited partners have substantive termination rights or participating rights.  In July 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) SOP 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5.”  This staff position eliminates the concept of “important rights” of Statement 78-9 and replaces it with the concept of “kick-out rights” and “substantive participating rights” as defined in Issue 04-5.  The guidance from both of these standards is effective for all general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified after June 29, 2005 and is effective for fiscal years beginning after December 15, 2005 for general partners in all other limited partnerships. Adoption of these accounting standards is not expected to have a material impact on the Consolidated Financial Statements of Legg Mason.

Industry-specific:

In March 2005, the FASB issued FSP EITF 85-24-1, “Application of EITF Issue No. 85-24, ‘Distribution Fees by Distributors of Mutual Funds that Do Not Have a Front-End Sales Charge,’ When Cash for the Right to Future Distribution Fees for Shares Previously Sold is Received from Third Parties.”  This FSP addresses whether receipt of cash for the rights to future cash flows from distribution fees can be recognized as revenue. The guidance in this FSP is effective for reporting periods beginning after March 11, 2005. Adoption of this accounting standard did not have a material impact on the Consolidated Financial Statements of Legg Mason.

Other:

As disclosed previously, in December 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act, which was signed into law on October 22, 2004, provides for a one-time dividends received deduction on the repatriation of certain foreign earnings to U.S. taxpayers. Legg Mason is currently evaluating the income tax effects of the foreign earnings repatriation provision within the Act and cannot reasonably estimate the income tax effects, if any, at this time.

Supplemental Cash Flow Information

The following non-cash activities are excluded from the Consolidated Statements of Cash Flows.  As described in Note 3, Legg Mason issued 5,393,545 shares of common stock and 13.346632 shares of non-voting convertible preferred stock to Citigroup in the acquisition of CAM.  As described in Note 4, Legg Mason recognized a gain on the sale its PC/CM businesses to Citigroup, based on a value of $1.65 billion for the businesses, as a portion of the consideration to acquire Citigroup’s asset management business.

As also described in Note 3, Legg Mason issued 1,889,322 shares of common stock valued at $200 million to acquire Permal.

As described in Note 7, during the December 2005 quarter, holders of $251,030 principal amount at maturity of the zero-coupon contingent convertible senior notes converted their notes into 2.9 million shares of common stock.

3. Acquisitions

On December 1, 2005, Legg Mason completed the acquisition of subsidiaries of Citigroup that constitute substantially all of Citigroup’s worldwide asset management business in exchange for (i) all outstanding stock of Legg Mason subsidiaries that constitute its private client brokerage and capital markets businesses (see Note 4 for a discussion of discontinued operations); (ii) 5,393,545 shares of common stock and 13.346632 shares, $10 par value per share, of non-voting Legg Mason convertible preferred stock, which is convertible, upon transfer, into 13,346,632 shares of common stock; and (iii) $512 million in cash borrowed under a $700 million five-year syndicated term loan facility arranged by Citibank, N.A.  Under the terms of the agreement, the parties agreed to a post-closing purchase price adjustment that may increase the price to be paid by Legg Mason by up to $300 million based on the retention of certain assets under management nine months after the closing.  Legg Mason expects to fund any additional purchase consideration by borrowing under a $300 million five-year credit agreement with Citibank, N.A.  (see Note 7 for a discussion of long-term debt).  In accordance with EITF 99-12, in reporting the purchase price paid in the transaction, the common stock and convertible preferred stock issued in the transaction was valued at the average closing price of Legg Mason common stock immediately before and following the announcement of the transaction on June 24, 2005. This average closing price, $92.05, exceeded the $82.71 price agreed to by the parties, resulting in approximately $175.0 million in additional goodwill and additional paid-in capital.

At the time of the acquisition, CAM managed assets of approximately $408.6 billion, which excludes certain assets that are not expected to be retained by CAM.  The determination of the purchase price was made on the basis of, among other things, the revenues, profitability and growth rates of CAM.  The acquisition of CAM fits one of Legg Mason’s strategic objective to become a pure global asset management company.

A summary of the fair values of the net assets acquired, based upon the current valuation estimate, which is subject to change, is as follows:

Cash	$ 98,145
Receivables	402,954
Deferred sales commissions	87,994
Fixed assets, net	35,217
Other assets	12,927
Finite-lived asset management contracts	356,225
Indefinite-lived mutual fund contracts	2,834,977
Goodwill	693,657
Current liabilities	(566,767)
Total purchase price, including acquisition costs	$ 3,955,329

Finite-lived asset management contracts are being amortized over an average life of approximately 10.5 years, excluding certain contracts of approximately $11 million, which are being amortized over 16 months.  The value of the indefinite-lived mutual fund contracts is not subject to amortization but is evaluated for impairment. Approximately $600 million of the goodwill is deductible for tax purposes.

In connection with the acquisition of CAM and sale of the PC/CM businesses, Legg Mason and Citigroup entered into mutual transition services agreements to provide certain administrative services (other than investment advisory services) provided by the seller to the transferred business in the ordinary course prior to the date of sale. The services provided under the agreements are primarily technology-related, but also include certain accounting, payroll, employee benefits and facilities’ management.  Under each agreement, the respective services are to be provided for up to eighteen months with a provision for a six-month renewal.  The service recipient may terminate the services on an individual basis with notice. Each transition services agreement also provides for the confidentiality of information disclosed under the agreement and for a variety of indemnities. For the month of December 2005, Legg Mason recorded an expense of approximately $4.4 million for the cost of services provided to the CAM operations by Citigroup and also recorded a reduction in expense for the cost of services provided to the PC/CM businesses and charged to Citigroup of approximately $3.9 million.

In connection with the acquisition of CAM, on June 23, 2005, Legg Mason entered into a three-year Global Distribution Agreement with Citigroup pursuant to which Legg Mason intends to distribute the asset management products and services of CAM and its other subsidiaries, including the Legg Mason Funds family of mutual funds, through Citigroup’s various distribution businesses.  These businesses include Citigroup’s retail securities brokerage, retail and institutional banks and life and variable annuity representatives.  Citigroup’s retail securities brokerage will be the exclusive retail distributor of the Legg Mason Funds that are managed by Legg Mason Capital Management, subject to a few exceptions. The term of this exclusivity is for up to three years, subject to certain conditions.

The purchase price consideration includes approximately $21.6 million in liabilities for involuntary employee terminations in connection with Legg Mason’s restructuring plan of the CAM business.  Legg Mason is continuing to assess additional cost savings from restructuring and may increase this liability for exit costs.  From the date of the acquisition until December 31, 2005, Legg Mason’s workforce was reduced by approximately 100 employees under this restructuring plan. Accordingly, the restructuring liability was reduced by $1.9 million, to $19.7 million at December 31, 2005.  The remainder of the planned reductions are expected to occur by June 2006.  In addition, during the quarter ended December 31, 2005, approximately $40.0 million of transaction-related compensation costs were incurred in connection with the CAM acquisition.  Transaction-related compensation costs primarily include recognition of compensation for CAM employees deferred under prior Citigroup compensation plans and accruals for retention compensation for transitional CAM employees.

Prior to the acquisition of CAM, Smith Barney Fund Management LLC (“SBFM”), one of the entities acquired from Citigroup, in conjunction with another Citigroup entity, completed a settlement with the U.S. Securities and Exchange Commission (“SEC”) resolving an investigation by the SEC into matters relating to arrangements between certain Smith Barney mutual funds, a Citigroup affiliated transfer agent, and an unaffiliated sub-transfer agent. Under the terms of the settlement, SBFM paid $184 million to the U.S. treasury, which will be distributed pursuant to a distribution plan that will be approved by the SEC. Although the transfer agency business was not included in the acquisition of CAM, the liabilities of SBFM assumed in the acquisition include approximately $184 million for amounts to be paid pursuant to the plan of distribution, when approved.  In addition, the assets acquired include a receivable of approximately $184 million for the amount that will be returned by the U.S. Treasury for distribution pursuant to the plan.

Effective November 1, 2005, Legg Mason acquired 80% of the outstanding equity of Permal, a leading global funds of hedge funds manager.  Concurrent with the acquisition, Permal completed a reorganization in which the residual 20% of outstanding equity was converted to preference shares, resulting in Legg Mason owning 100% of the outstanding voting common stock of Permal.  Legg Mason has the right to purchase the preference shares over the next four years and, if that right is not exercised, the holders of those equity interests have the right to require Legg Mason to purchase the interests in the same general time frame for approximately the same consideration.  The aggregate consideration paid by Legg Mason at closing was $800 million, of which $200 million was in the form of 1,889,322 newly issued shares of Legg Mason common stock and the remainder was cash. It is anticipated that Legg Mason will acquire the remaining 20% ownership interest in Permal, and Legg Mason will do so in purchases that will be made two and four years after the initial closing at prices based on Permal's revenues.  The additional payments will be treated as contingent consideration.  The maximum aggregate price, including earnout payments related to each purchase and based upon future revenue levels, for all equity interests in Permal is $1.386 billion, with a $961 million minimum price, excluding acquisition costs.  Legg Mason may elect to deliver up to 25% of each of the future payments in the form of shares of its common stock.

At the time of acquisition, Permal managed assets of approximately $17.5 billion (excluding approximately $2.0 billion of assets cross-invested among its managed funds and $2.7 billion of assets that Permal did not expect to retain).  The amount of consideration paid was determined as a result of negotiations between Legg Mason and the sellers, taking into consideration, among other things, the revenue, profitability, and growth rates of Permal. The acquisition of Permal fits one of Legg Mason’s strategic objective to expand its global asset management business.

A summary of the fair values of the net assets acquired is as follows:

Cash	$ 181,406
Receivables	48,252
Investments (primarily investments of VIEs)	242,802
Other current assets	9,183
Other non-current assets	58,537
Trade name	62,100
Finite-lived asset management contracts	9,963
Indefinite-lived funds of hedge funds contracts	947,000
Current liabilities (primarily accrued compensation)	(220,759)
Other non-current liabilities	(8,838)
Minority interests in VIEs	(211,178)
Fair value of net assets acquired	1,118,468
Total minimum purchase price, including acquisition costs	969,399
Excess of fair value of net assets acquired over minimum purchase price	$ (149,069)

The fair value of the finite-lived asset management contracts of $10.0 million is being amortized over periods ranging from two to nine years.  The value of the indefinite-lived trade name and fund of hedge funds contracts is not subject to amortization but is evaluated for impairment.

The fair value of net assets acquired at acquisition exceeds the minimum purchase price of $969.4 million, including acquisition costs of $8.4 million, by $149.1 million.  This excess has been recognized as a liability, pending resolution of contingent consideration.  All payments for the preference shares, including dividends, and other contingent earnouts exceeding the $969.4 million minimum purchase price will be applied against the $149.1 million liability, until that liability is reduced to zero. When the total purchase consideration exceeds the fair value of net assets acquired, the excess will be recognized as goodwill.

The following unaudited pro forma consolidated results are presented as though the acquisitions of CAM and Permal had occurred as of the beginning of each period presented and excludes the results of discontinued operations (including the gain on sale of the PC/CM businesses).  The pro forma results include adjustments to exclude certain non-transferred CAM businesses in accordance with the terms of the transaction agreement, to conform accounting policies of the acquired entities, and to adjust for the effect of acquisition related expenses.

	Three months ended December 31,		Nine months ended December 31,
	2005	2004	2005	2004
Revenues	$ 992,838	$ 942,440	$ 2,934,371	$ 2,683,212
Income from continuing operations	$ 127,930	$ 139,526	$ 440,209	$ 389,491
Income from continuing operations per common share:
Basic	$ 0.94	$ 1.12	$ 3.31	$ 3.15
Diluted	$ 0.88	$ 1.01	$ 3.05	$ 2.83

4.  Discontinued Operations

As described in Note 3, on December 1, 2005, Legg Mason sold the entities that comprise its PC/CM businesses to Citigroup as a portion of the consideration for Citigroup’s global asset management businesses.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the after-tax results of operations of PC/CM are reflected as Income from discontinued operations on the Consolidated Income Statements for the quarter and nine months ended December 31, 2005 and 2004.  In addition, the assets and liabilities of PC/CM are reflected as Assets and Liabilities of discontinued operations held for sale on the Consolidated Balance Sheet as of March 31, 2005.

As a result of the sale, Legg Mason recognized a gain of $1.091 billion, net of $93.2 million in costs related to the sale, including $78.7 million for accelerated vesting of employee stock option and other deferred compensation awards.  The sale resulted in an after-tax gain of $643.4 million.

Assets and Liabilities of discontinued operations held for sale and Income from discontinued operations also include the assets and liabilities and results of operations, respectively, of certain other businesses held for sale, which Legg Mason expects to be sold in the short-term.  These businesses are not material to Legg Mason’s assets, liabilities or results of operations.

Results of discontinued operations for the three and nine months ended December 31, 2005 and 2004 are summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Total revenues, net of interest expense	$ 171,237	$ 271,467	$ 675,163	$ 754,837

Income from discontinued operations	$ 25,527	$ 55,958	$ 113,171	$ 135,636
Provision for income taxes	9,451	22,288	44,559	54,250
Income from discontinued operations, net	$ 16,076	$ 33,670	$ 68,612	$ 81,386

The following is a summary of the Assets and Liabilities of discontinued operations held for sale at December 31, 2005 and March 31, 2005:

	December 31, 2005	March 31, 2005
Assets
Cash and cash equivalents	$ 1,620	$ 182,015
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	-	2,577,295
Receivables:
Customer	-	1,130,260
Other receivables	5,691	120,535
Securities borrowed	-	784,743
Trading assets, at fair value	14,805	436,116
Investment securities, at fair value	38	2,761
Fixed assets, net	574	27,186
Intangible assets, net	76	2,180
Goodwill	566	566
Other assets	2,461	83,954
Total assets	$ 25,831	$ 5,347,611
Liabilities
Payables:
Customer	$ -	$ 3,346,679
Other payables	-	72,578
Securities loaned	-	587,912
Trading liabilities, at fair value	15,578	222,058
Accrued compensation	2,652	97,070
Other liabilities	3,796	102,734
Total liabilities	$ 22,026	$ 4,429,031

5.  Fixed Assets

Fixed assets consist of equipment, software and leasehold improvements.  Equipment consists primarily of communications and technology hardware and furniture and fixtures.  Software includes purchased software and internally developed software. Fixed assets are reported at cost, net of accumulated depreciation and amortization.  The following table reflects the components of fixed assets as of:

	December 31, 2005	March 31, 2005
Equipment	$ 96,607	$ 61,674
Software	89,990	53,551
Leasehold improvements	91,133	69,368
Total cost	277,730	184,593
Less: accumulated depreciation	(119,082)	(92,242)
Equipment and leasehold improvements, net	$ 158,648	$ 92,351

Depreciation and amortization are determined by use of the straight-line method. Equipment is depreciated over the estimated useful lives of the assets, generally ranging from three to eight years. Software is amortized over the estimated useful lives of the assets, which are generally three years. Internally developed software is reviewed periodically to determine if there is a change in the useful life or if an impairment in value may exist. If impairment is deemed to exist, the asset is written down to its fair value or is written off if the asset is determined to no longer have any value. Leasehold improvements are generally amortized over the term of the lease. Maintenance and repair costs are expensed as incurred.  Depreciation and amortization expense was $9,365 and $5,672 for the quarters ended December 31, 2005 and 2004, respectively and $21,955 and $16,769 for the nine months ended December 31, 2005 and 2004, respectively.

6. Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of:

	December 31, 2005	March 31, 2005
Finite-Lived Asset Management Contracts:
Cost	$ 742,491	$ 376,523
Accumulated amortization	(104,735)	(82,675)
Net	$ 637,756	$ 293,848
Indefinite-Lived Intangible Assets:
Fund management contracts	$ 3,886,854	$ 105,375
Trade name	116,800	54,700
Total	$ 4,003,654	$ 160,075
Total Intangible Assets, net	$ 4,641,410	$ 453,923

Estimated amortization expense for each of the next five fiscal years is as follows:

Fiscal year ended March 31:	Amount
Remaining 2006	$ 16,917
2007	69,093
2008	57,862
2009	54,458
2010	54,129
Thereafter	385,297

During the quarter ended December 31, 2005, Legg Mason determined that, as a result of Legg Mason Investment Counsel, LLC meeting certain revenue levels as specified in its acquisition agreement for four offices of Scudder Private Investment Counsel, a contingent payment of approximately $15,300 is due to the former owners and has been accrued as additional goodwill.  The payment will be made in the March 2006 quarter.

The increase in amortizable and indefinite life intangible assets is attributable to the acquisitions of CAM and Permal, as discussed in Note 3.  The increase in the carrying value of goodwill since March 31, 2005 is summarized below:

Balance, March 31, 2005	$ 992,800
CAM and other acquisitions	693,701
Contingent payment	15,300
Impact of changes in foreign exchange rates	(5,329)
Balance, December 31, 2005	$ 1,696,472

7. Long-Term Debt

Long-term debt as of December 31, 2005 consists of the following:

	Current Accreted Value	Unamortized Discount	Maturity Amount
6.75% senior notes	$ 424,592	$ 408	$ 425,000
Zero-coupon contingent convertible senior notes	32,637	32,730	65,367
6.50% senior notes	99,995	5	100,000
5-year term loan	600,000	-	600,000
3-year term loan	16,000	-	16,000
Other term loans	30,623	-	30,623
Subtotal	1,203,847	33,143	1,236,990
Less: current portion	103,931	5	103,936
Total	$ 1,099,916	$ 33,138	$1,133,054

The 6.50% senior notes are due February 15, 2006.  In addition, approximately $3.9 million of the Other term loans is due within the next 12 months.

During the quarter ended December 31, 2005, Legg Mason entered into the following long-term debt agreements:

5-Year Term Loan

On October 14, 2005, Legg Mason entered into an unsecured term loan agreement with a syndicate led by Citibank, N.A. for an amount not to exceed $700 million. Legg Mason used this term loan to pay a portion of the purchase price, including acquisition related costs, in the acquisition of CAM. The term loan facility will be payable in full at maturity in five years and bears interest at LIBOR plus 35 basis points. At December 31, 2005 the outstanding balance on this loan facility was $600 million. The remaining $100 million was drawn down in February 2006.

5-Year Credit Agreement

On November 23, 2005, Legg Mason entered into an unsecured 5-year floating-rate credit agreement with Citibank, N.A. in an amount not to exceed $300 million. Legg Mason borrowed $100 million under this agreement to fund a portion of the purchase price in the CAM transaction that was payable outside the United States.  This borrowing, which was payable in full at maturity five business days after the transaction closing date, was made November 25, 2005 and repaid on December 1, 2005. The entire amount of the credit facility (including repaid amounts of the initial loan) became available after December 1, 2005 to fund any additional purchase price payable in the CAM transaction at any time when Legg Mason is required to pay such additional purchase price as a result of retaining certain client accounts, and will be payable in full at maturity in November 2010.  There was no balance outstanding at December 31, 2005.

Revolving Credit Agreement

On October 14, 2005, Legg Mason and a syndicate led by Citibank, N.A. also entered into an unsecured 5-year $500 million revolving credit agreement.  Legg Mason will use this revolving credit facility to fund working capital needs and for general corporate purposes. This facility replaced the Company’s existing $100 million revolving credit facility and will be payable in full at maturity in five years. There was no balance outstanding at December 31, 2005.

3-Year Term Loan

In connection with the CAM acquisition, on December 1, 2005, a Legg Mason subsidiary in Chile entered into a $16 million, 3-year term loan with Citibank, N.A.  The loan is payable at maturity, with interest paid quarterly at a floating rate linked to the Bank of Chile offering rate.  At December 31, 2005, the interest rate was 7.18%.  The maturity date is November 30, 2008.

Other Term Loans

The Other term loans consist of two Western Asset Management agreements.  The first consists of the previously disclosed loan to finance tenant improvements.  The outstanding balance at December 31, 2005 is $17.8 million.  The second agreement involves a $12.8 million term loan agreement with a commercial bank to finance the acquisition of an aircraft.  The loan bears interest at 5.88%, is secured by the aircraft, and has a maturity date of January 1, 2016.

Interest Rate Swap

Effective December 1, 2005, Legg Mason executed a 3-year amortizing interest rate swap (“Swap”) with a large financial institution to hedge interest rate risk on a portion of its $700 million, 5-year floating-rate term loan.  Under the terms of the Swap, Legg Mason will pay a fixed interest rate of 4.9% on a notional amount of $400 million.  Quarterly payments or receipts under the Swap will effectively offset changes in the floating rate interest payments on $400 million in principal of the term loan.  Gains and losses in the market value of the swap will be recorded as a component of Other comprehensive income as long as the hedge is effective as a cash flow hedge.

All of the Citibank, N.A. borrowing facilities, including those arranged by Citibank, N.A., contain standard covenants whereby Legg Mason must maintain:  (i) a ratio of consolidated outstanding debt to trailing twelve months consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) that is no greater than 2.5 to 1; and (ii) a ratio of consolidated EBITDA to cash interest payable on all of its outstanding debt of at least 4 to 1.  Legg Mason has maintained compliance with the applicable covenants of these borrowing facilities.

Two of Legg Mason’s subsidiaries, Western Asset Management Company (“Western Asset”) and Permal, maintain independent borrowing facilities.  Western has a $50 million, 3-year revolving credit agreement with Citibank, N.A.; Permal has a $30 million credit line with Société Générale that matures May 2006.  Both facilities are for general operating purposes.

As of December 31, 2005, the aggregate maturities of long-term debt based on the contractual terms, are as follows:

Remaining 2006	$ 100,932
2007	4,022
2008	4,206
2009	445,400
2010	4,602
Thereafter	677,828
Total	$ 1,236,990

During the quarter and nine months ended December 31, 2005, zero-coupon contingent convertible senior notes aggregating $251,030 and $479,918, respectively, principal amount at maturity were converted into 2.9 million and 5.5 million, respectively, shares of common stock, which reduced the outstanding principal amount at maturity to $65,367 as of December 31, 2005.

8. Short-term borrowings

In connection with the acquisition of CAM, Legg Mason entered into two 364-day borrowing arrangements with a Citigroup subsidiary:  one is a $130 million revolving credit facility at an interest rate, including commitment fees, of LIBOR plus 27 basis points; the other is a $72 million promissory note at an interest rate of LIBOR plus 35 basis points.  Both arrangements have cross-default provisions with the Citigroup facilities described in Note 7.  As of December 31, 2005, no amounts were outstanding under the $130 million credit facility.

9. Commitments and Contingencies

We lease office facilities and equipment under non-cancelable operating leases and also have multi-year agreements for data processing and other services. These leases and service agreements expire on varying dates through 2020. Certain leases provide for renewal options and contain escalation clauses providing for increased rentals based upon maintenance, utility and tax increases.

As of December 31, 2005, the minimum annual aggregate rentals are as follows:

Remaining 2006	$ 24,359
2007	82,414
2008	59,801
2009	53,392
2010	46,366
Thereafter	175,892
Total	$ 442,224

As of December 31, 2005, Permal has commitments to invest $15.0 million in certain of its investment funds.  A banking subsidiary of Permal has extended $18.3 million of committed lines of credit to related parties, including employees, to fund investments in certain of its investment funds.  At December 31, 2005, approximately $9.1 million was outstanding under these lines of credit, of which $6.1 million was eliminated in connection with the consolidation of certain VIEs as described in Note 2.

Legg Mason has been the subject of customer complaints and has also been named as a defendant in various legal actions arising primarily from securities brokerage, asset management and investment banking activities, including certain class actions, which primarily allege violations of securities laws and seek unspecified damages, which could be substantial. Legg Mason is also involved in governmental and self-regulatory agency inquiries, investigations and proceedings. In the Citigroup transaction, Legg Mason transferred to Citigroup the subsidiaries that constituted its private client brokerage and capital markets businesses, thus transferring the entities that would have primary liability for most of the customer complaint, litigation and regulatory liabilities and proceedings arising from those businesses.  However, as part of that transaction, Legg Mason agreed to be liable to Citigroup for most customer complaint, litigation and regulatory liabilities of Legg Mason’s former private client brokerage and capital markets businesses that result from pre-closing events. Similarly, although Citigroup transferred to Legg Mason the entities that would be primarily liable for most customer complaint, litigation and regulatory liabilities and proceedings of the CAM business, Citigroup has agreed to be liable to Legg Mason for most customer complaint, litigation and regulatory liabilities of the CAM business that result from pre-closing events.  In accordance with SFAS No. 5 “Accounting for Contingencies,” Legg Mason has established provisions for estimated losses from pending complaints, legal actions, investigations and proceedings. While the ultimate resolution of these matters cannot be currently determined, in the opinion of management, after consultation with legal counsel, Legg Mason does not believe that the resolution of these actions will have a material adverse effect on Legg Mason’s financial condition. However, the results of operations could be materially affected during any period if liabilities in that period differ from Legg Mason’s prior estimates, and Legg Mason’s cash flows could be materially affected during any period in which these matters are resolved.  In addition, the ultimate costs of litigation-related charges can vary significantly from period to period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits and recoveries from indemnification, contribution or insurance reimbursement.

In September 2005, Legg Mason Wood Walker, Incorporated (“LMWW”) and the SEC completed settlement negotiations related to an SEC investigation into mutual fund order processing,

resulting in the SEC issuing an Order Instituting Administrative and Cease and Desist Proceedings, Making Findings and Imposing Remedial Sanctions and a Cease and Desist order (the “Order”). Under the Order, the SEC found that LMWW processed certain mutual fund orders in violation of Rule 22c-1(a) under the Investment Company Act of 1940 and failed to make and keep certain books and records in violation of Section 17(a)(1) of the Securities Exchange Act of 1934.  In connection with the settlement, LMWW paid a fine of $1.0 million and agreed to retain a consultant to review the corrective procedures implemented. There have been no significant developments in any of the other mutual fund investigations reported in prior filings.

10. Earnings Per Share

Basic earnings per share ("EPS") is calculated by dividing net earnings by the weighted average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of potential common shares.

As described in Note 3, in connection with the acquisition of CAM, Legg Mason issued 13.346632 shares of non-voting convertible preferred stock, which convert, upon transfer, into an aggregate of 13,346,632 shares of Legg Mason common stock.  Because they are entitled to receive dividends equal to those paid on the common stock, these non-voting convertible preferred shares are considered “participating securities” and, therefore, are included in the weighted average calculation of both basic and diluted earnings per common share.

The following tables present the computations of basic and diluted EPS:

	Three months ended December 31,
	2005		2004
	Basic	Diluted	Basic	Diluted

Weighted average common shares outstanding	121,999	121,999	102,771	102,771
Potential common shares:
Employee stock options	-	5,803	-	6,102
Shares related to deferred compensation	-	49	-	970
Shares issuable upon conversion of senior notes	-	3,291	-	6,558
Weighted average common and common equivalent shares outstanding	121,999	131,142	102,771	116,401
Income from continuing operations, net of taxes	$ 100,785	$ 100,785	$ 79,040	$ 79,040
Interest expense on convertible senior notes, net of taxes	-	448	-	1,161
Income from continuing earnings applicable to common stock	$ 100,785	$ 101,233	$ 79,040	$ 80,201
Income from discontinued operations, net of taxes	16,076	16,076	33,670	33,670
Gain on sale of discontinued operations, net of taxes	643,442	643,442	-	-
Net earnings applicable to common stock	$ 760,303	$ 760,751	$ 112,710	$ 113,871
Earnings per common share:
Continuing operations	$ 0.83	$ 0.77	$ 0.77	$ 0.69
Discontinued operations	0.13	0.12	0.33	0.29
Gain on sale of discontinued operations	5.27	4.91	-	-
	$ 6.23	$ 5.80	$ 1.10	$ 0.98

	Nine months ended December 31,
	2005		2004
	Basic	Diluted	Basic	Diluted

Weighted average common shares outstanding	114,181	114,181	102,087	102,087
Potential common shares:
Employee stock options	-	6,350	-	5,973
Shares related to deferred compensation	-	44	-	936
Shares issuable upon conversion of senior notes	-	4,706	-	6,558
Weighted average common and common equivalent shares outstanding	114,181	125,281	102,087	115,554
Income from continuing operations, net of taxes	$ 282,060	$ 282,060	$ 209,400	$ 209,400
Interest expense on convertible senior notes, net of tax	-	2,195	-	3,463
Income from continuing earnings applicable to common stock	$ 282,060	$ 284,255	$ 209,400	$ 212,863
Income from discontinued operations, net of taxes	68,612	68,612	81,386	81,386
Gain on sale of discontinued operations, net of taxes	643,442	643,442	-	-
Net earnings applicable to common stock	$ 994,114	$ 996,309	$ 290,786	$ 294,249
Earnings per common share:
Continuing operations	$ 2.47	$ 2.27	$ 2.05	$ 1.84
Discontinued operations	0.60	0.55	0.80	0.71
Gain on sale of discontinued operations	5.64	5.13	-	-
	$ 8.71	$ 7.95	$ 2.85	$ 2.55

11. Business Segment Information

Legg Mason previously operated through the following business segments: Asset Management, Private Client and Capital Markets. As described in Note 4, the businesses comprising our Private Client and Capital Markets segments were sold to Citigroup effective December 1, 2005.  As a result of the acquisitions of CAM and Permal and the sale of the PC/CM businesses, Legg Mason is in the process of reorganizing and assimilating the acquired businesses of CAM and Permal, and has not yet determined the reportable segments in which it operates, or if it operates in more than one.

Results by geographic region are as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2005	2004	2005	2004
Operating Revenues:
United States	$ 556,830	$ 379,077	$ 1,386,804	$ 1,044,731
United Kingdom	114,306	26,590	176,351	72,344
Other	17,853	5,204	29,908	16,639
Total	$ 688,989	$ 410,871	$ 1,593,063	$ 1,133,714

Income (Loss) before Income Tax Provision:
United States	$ 133,336	$ 121,029	$ 403,550	$ 314,613
United Kingdom	33,752	5,293	54,036	19,474
Other	1,567	(1,001)	887	(1,064)
Total	$ 168,655	$ 125,321	$ 458,473	$ 333,023

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Legg Mason, Inc., a holding company, with its subsidiaries (which collectively comprise "Legg Mason") is a global asset management firm.  Operating through our subsidiaries, we derive the majority of our revenues from providing investment advisory and related services to retail and institutional mutual funds and separate account clients and other investment funds in the United States and international markets.  On December 1, 2005, we completed a strategic acquisition to become a pure asset management company in which we transferred our private client and capital markets businesses (“PC/CM”) to Citigroup Inc. as a portion of the consideration in exchange for substantially all of Citigroup’s asset management business (“CAM”).  Prior to the closing of this transaction, we reported the PC/CM businesses as separate segments; however, both segments have been included in discontinued operations since the signing of the agreement.  Effective November 1, 2005, we also purchased Permal Group Ltd. (“Permal”) to expand our global asset management business.  Following the consummation of the CAM and Permal acquisitions and the sale of the PC/CM businesses, we are in the process of reorganizing and assimilating the acquired businesses.  At this time, we have not yet determined the reportable segments in which we operate, or if we operate in more than one.  See Notes 3 and 4 of Notes to the Consolidated Financial Statements for additional information related to the transaction with Citigroup and the acquisition of Permal.

Our operating revenues primarily consist of investment advisory fees from separate accounts and funds and distribution and service fees.  Investment advisory fees are generally calculated as a percentage of the assets of the investment portfolios that we manage. In addition, performance fees may be earned under certain investment advisory contracts for exceeding performance benchmarks.  Distribution and service fees are fees received for distributing investment products and services or for providing other support services to investment portfolios, and are generally calculated as a percentage of the assets in an investment portfolio or a percentage of new assets added to an investment portfolio.  Our revenues, therefore, are dependent upon the level of our assets under management, and thus are affected by factors such as securities’ market conditions, the ability to attract and maintain assets under management and key investment personnel, and investment performance.  The rates that we charge for our investment services vary based upon factors such as the type of underlying investment product, the amount of assets under management, the type of services (and investment objectives) that are provided and the specific subsidiary that is providing the services.  Rates charged for equity asset management services are generally higher than rates charged for fixed income asset management services. Accordingly, our revenues will be affected by the composition of our assets under management.

The most significant component of our cost structure is employee compensation and benefits, of which a majority is variable in nature and includes incentive compensation that is primarily based upon subsidiary revenue levels. The next largest component of our cost structure is distribution and servicing fees, which are fees paid to third party distributors for selling our asset management products and services and are also primarily variable in nature.  A majority of our distribution and service fee revenues are paid to third parties as a corresponding distribution and servicing expense. Certain other operating costs are fixed in nature, such as occupancy, depreciation and amortization, equipment leasing and fixed contract commitments for market data, communication and technology services, and usually do not decline with reduced levels of business activity or, conversely, usually do not rise proportionately with increased business activity.

As a result of the transfer of our PC/CM businesses to Citigroup, the portion of parent company interest income and expense and general corporate overhead costs that was previously allocated to these businesses is now included in our continuing operations. Distribution fees earned on company-sponsored investment funds are reported in continuing operations as gross distribution fee revenue with a corresponding distribution expense that reflects the fact that the fund’s distributors are now third parties. All periods presented have been restated to reflect this change.

Our profitability may vary significantly from period to period as a result of a variety of factors, including the amount of our assets under management, the volatility and general level of securities prices and interest rates and the investment performance of our managed assets. Accordingly, sustained periods of unfavorable market conditions may adversely affect our profitability. For a further discussion of factors that may affect our results of operations, refer to Item 1 – "Business – Factors Affecting the Company and the Financial Services Industry" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 and “Factors Affecting the Company and the Financial Services Industry” in our Current Report on Form 8-K dated December 20, 2005.

Terms such as "we," "us," "our," and "company" refer to Legg Mason.

Business Environment

The challenging equity markets in which we operated during the first six months of fiscal 2006 continued during the third fiscal quarter.  The Dow Jones Industrial Average1, Nasdaq Composite Index2 and the S&P 5003 were up 1%, 3% and 2%, respectively, for the quarter ended December 31, 2005, and were up 2%, 10% and 6%, respectively, for the nine months ended December 31, 2005.  The federal funds rate was raised by 0.25% on both November 1, 2005 and December 13, 2005.

Results of Operations

Since we announced the transaction with Citigroup, we have reflected the results of operations of the PC/CM businesses as discontinued operations.  Effective November 1, 2005, we also completed the acquisition of Permal.  As a result of the acquisitions, the results of our continuing operations for the quarter and nine-month periods ended December 31, 2005 include two months of results from Permal and one month of results from CAM.

Net income and diluted earnings per share for the three months ended December 31, 2005 increased significantly compared to the prior year quarter.  Net income increased to $760.3 million from $112.7 million, or 575%, and diluted earnings per share increased to $5.80 from $0.98, up 492%.  The increase in net income and earnings per share primarily resulted from the gain on the sale of the PC/CM businesses of $643.4 million, or $4.91 per share.  Income from continuing operations totaled $100.8 million, up 28% from the prior year’s quarter and operating revenues increased to $689.0 million from $410.9 million, up 68%, primarily due to the acquisitions of CAM and Permal as of December 1, 2005 and November 1, 2005, respectively.  Higher aggregate levels of assets under management at our other asset managers, primarily Western Asset Management Company (“Western Asset”) and Legg Mason Capital Management, Inc. (“LMCM”) also contributed to the increase.  Assets under management increased $488.8 billion in the last 12 months or 135% to $850.8 billion, with 87% of the increase from the acquisition of CAM and Permal and 11% from net client cash flows.   Diluted earnings per share from continuing operations were $0.77, an increase of 12% from $0.69.  The pre-tax profit margin from continuing operations was 24.5%, down from 30.5% in the December 2004 quarter with the decrease primarily driven by $40.0 million in transaction-related compensation costs related to the acquisition of CAM.  Income from discontinued operations, net of taxes, which primarily comprises our PC/CM businesses, totaled $16.1 million, down 52% from the prior year quarter primarily due to the fact that the current quarter1 includes only two months of activity as a result of the sale on December 1, 2005.  In addition, primarily due to the pending sale transaction, we experienced lower revenue from our

1 Dow Jones Industrial Average is a trademark of Dow Jones & Company, which is not affiliated with Legg Mason.

2 Nasdaq is a trademark of the Nasdaq Stock Market, Inc., which is not affiliated with Legg Mason.

3 S&P 500 is a trademark of Standard & Poor’s, a division of The McGraw-Hill Companies, Inc., which is not affiliated with          Legg Mason.

discontinued operations, particularly in the capital markets businesses.  Diluted earnings per share from discontinued operations were $0.12, a decrease of 59% from $0.29 in the prior year quarter.

Net income and diluted earnings per share for the nine months ended December 31, 2005 also increased significantly compared to the prior year period.  Net income increased to $994.1 million from $290.8 million, or 242%, and diluted earnings per share increased to $7.95 from $2.55, up 212%.  The increase in net income and earnings per share primarily resulted from the $643.4 million, or $5.13 per share, gain on sale of the PC/CM businesses.  Income from continuing operations totaled $282.1 million, up 35% from the prior year period and operating revenues increased to $1.6 billion from $1.1 billion, up 41%, primarily due to the acquisitions of CAM and Permal.  Higher levels of assets under management at Western Asset and LMCM also contributed to the increase.  Diluted earnings per share from continuing operations were $2.27, an increase of 23% from $1.84.  The pre-tax profit margin from continuing operations was 28.8%, down from 29.4% in the year ago period with the decrease primarily driven by transaction-related compensation costs related to the CAM acquisition and the impact of the payment of a substantial portion of distribution fee revenue to third-parties as described above, offset in part by the impact of settling a copyright infringement lawsuit that resulted in a reduction in expenses of $8.2 million in the current year.  Income from discontinued operations, net of taxes, totaled $68.6 million, down 16% from the prior year period, primarily due to the sale of the PC/CM businesses on December 1, 2005.  Diluted earnings per share from discontinued operations were $0.55, a decrease of 23% from $0.71.

Compared to the quarter ended September 30, 2005, net income increased 528% to $760.3 million and diluted earnings per share were up 486% from $0.99 to $5.80, primarily due to the gain on sale of the PC/CM businesses.  Income from continuing operations increased 9% from the September quarter and operating revenues increased 48% from $466.4 million, primarily due to the acquisitions of CAM and Permal. In the last three months, assets under management increased by $432.3 billion, or 103%, from $418.5 billion at September 30, 2005, with substantially all of the increase from the CAM and Permal acquisitions.

Quarter Ended December 31, 2005 Compared to Quarter Ended December 31, 2004

Assets Under Management

Our assets under management by division (in billions) as of December 31 were as follows:

	2005	2004
Institutional	$ 425.3	$ 241.1
Mutual Funds/Managed Services	362.6	71.6
Wealth Management	62.9	49.3
Total	$ 850.8	$ 362.0

All periods presented have been restated to include certain previously excluded client assets, principally assets subadvised by unaffiliated parties and certain non-discretionary accounts.  As a result, reported assets under management of our "legacy" advisers increased by $2.0 billion and $1.5 billion at December 31, 2005 and December 31, 2004, respectively.  Assets under management also excludes approximately $4.0 billion as of December 31, 2004 of assets under management attributable to our brokerage operations that was transferred to Citigroup as part of our disposition of this business.

The increase in assets under management was primarily due to the acquisition of CAM and Permal.  CAM's fixed income and international equity separate accounts are included in our Institutional division, while its US equity separate accounts and all mutual fund assets are included in our Mutual

Funds/Managed Services division.  Permal's assets under management are included in our Wealth Management division.

As of December 31, 2005, approximately 64% of assets under management were in fixed income related products and approximately 36% were in equity related products.  As of December 31, 2004, approximately 59% of assets under management were in fixed income related products and approximately 41% were in equity related products.

Results of Continuing Operations

Operating Revenues

Revenues from continuing operations in the quarter ended December 31, 2005 were $689.0 million, up 68% from $410.9 million in the prior year quarter, with $214.7 million, or 77% of the increase, resulting from the CAM and Permal acquisitions.  Strong growth in aggregate assets under management experienced by our other asset managers, primarily Western Asset, up $52.7 billion and LMCM, up $11.4 billion, also contributed to the increase.

Investment advisory fees from separate accounts increased 30% or $66.4 million to $285.6 million, primarily as a result of the CAM acquisition, which accounted for $33.8 million or 51% of the increase.  Growth in separate account assets managed at Western Asset, LMCM, and Brandywine Asset Management, LLC (“Brandywine”) and the addition of the business acquired by LMIC in December 2004 also contributed to the increase in revenues

Investment advisory fees from funds increased 136% to $281.7 million, with 86% of the increase attributable to the acquisitions of CAM and Permal.

Distribution and service fees increased 72% to $114.9 million, with $33.1 million, or 69% of the increase, due to the addition of CAM’s distribution and service fees.  These fees reflect our continuing role as our proprietary funds’ distributor, with a corresponding distribution expense.

Other operating revenues increased 23% to $6.8 million, primarily as a result of increases in commissions earned by Private Capital Management, L.P.’s (“PCM”) affiliated broker-dealer.

Operating revenues by division (in millions) for the three months ended December 31 were as follows:

	2005	2004
Institutional	$ 196.2	$ 137.3
Mutual Funds/Managed Services	326.4	183.8
Wealth Management	165.9	89.7
Other	0.5	0.1
Total	$ 689.0	$ 410.9

Operating Expenses

Compensation and benefits increased 76% to $318.7 million, primarily as a result of compensation costs from the acquired businesses and transaction-related compensation related to the Citigroup acquisition and increased revenue share-based incentive expense on higher revenues for our legacy subsidiaries.  Transaction-related compensation costs primarily include recognition of compensation for CAM employees deferred under prior Citigroup compensation plans and accruals for retention compensation for transitional CAM employees.  Costs for severance are included in the purchase price allocation and are not reflected in the income statement. Compensation as a percentage of operating revenues was

46.3% for the quarter ended December 31, 2005, up from 44.1% primarily resulting from to the transaction-related compensation discussed above.

Distribution and servicing expenses increased 129% to $148.5 million, primarily as a result of the addition of $75.8 million in distribution and service fees associated with CAM and Permal.

Communications and technology expense increased 100% to $22.4, million, primarily as a result of the addition of CAM’s expenses, primarily market data, consulting fees, printing and equipment depreciation.

Occupancy increased 84% to $13.0 million, primarily due to the impact of the CAM and Permal acquisitions.

Amortization of intangible assets increased 104% to $10.5 million from $5.2 million in the prior year quarter, primarily as a result of the CAM acquisition.

Other expenses increased 30% to $21.7 million, primarily due to the addition of $6.6 million of expenses attributable to CAM and Permal, primarily promotional costs and professional fees.

Other Income (Expense)

Interest income increased $7.3 million to $12.5 million, primarily as a result of higher average interest rates earned on higher average levels of firm investments. Interest expense increased $1.6 million to $12.8 million due to the additional debt incurred in connection with the CAM acquisition, offset in part by the conversion of a significant amount of the zero-coupon contingent convertible senior notes.  Other income increased $8.3 million to $14.7 million as a result of net gains on investments made by consolidated VIEs that were acquired in the Permal acquisition and other firm investments.

Provision for Income Taxes

The provision for income taxes increased 40% to $64.9 million, as a result of the increase in income from continuing operations. The effective tax rate from continuing operations increased to 38.5% from 36.9% in the prior year’s quarter, primarily due to higher effective state income tax rates attributable to the jurisdictions in which the acquired businesses operate.

Minority Interest

Legg Mason is required to consolidate certain Variable Interest Entities (“VIEs”) in which Permal is the primary beneficiary.  All revenues and expenses of these VIEs are included in our consolidated results with the amount attributable to the ownership interests of third parties reflected in Minority interest, net of tax. Therefore, there is no impact on net income for the Minority interest portion of these consolidated VIEs.

Results of Discontinued Operations

Due to the sale of the PC/CM businesses on December 1, 2005, as described in Note 4 of Notes to the Consolidated Financial Statements, the current period includes the results of these businesses for two months in the quarter ended December 31, 2005 compared to a full quarter of results in prior periods.  In addition, our discontinued operations were negatively affected in the quarter by the pending transaction.  As a result, net revenues from discontinued operations for the quarter ended December 31, 2005 decreased $100.2 million, or 37%, to $171.2 million.  Income from discontinued operations, net of tax, for the quarter ended December 31, 2005 decreased $17.6 million, or 52%, to $16.1 million. Diluted earnings per share from discontinued operations were $0.12, a decrease of 59% from $0.29 in the prior year quarter.

Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004

Results of Continuing Operations

Operating Revenues

Revenues from continuing operations in the nine months ended December 31, 2005 were $1.6 billion, up 41% from $1.1 billion in the prior nine months ended, with $214.7 million, or 47% of the increase, attributable to the addition of investment advisory fees from the CAM and Permal acquisitions.  Strong growth in assets under management at Western Asset also contributed significantly to the increase in revenues.

Investment advisory fees from separate accounts increased 32% to $773.3 million, primarily as a result of growth in separate account assets managed at Western Asset and $33.8 million from the acquisition of CAM.   Growth in assets at LMCM and Brandywine and the addition of the business acquired by LMIC in December 2004 also contributed to the increase in revenues.  PCM also contributed to the increase in revenues.

Investment advisory fees from funds increased 61% to $545.6 million, of which $139.9 million, or 68% of the increase, were a result of the acquisitions of Permal and CAM. Growth in fund assets managed by LMCM and Royce also contributed to the increase.

Distribution and service fees increased 35% to $257.2 million, with $33.1 million, or 50% of the increase, due to the impact of distribution fees from CAM proprietary mutual funds. Distribution fees from Legg Mason funds and offshore funds, including funds managed by CAM, increased $13.2 million and $8.0 million, respectively.

Other operating revenues decreased 13% to $17.0 million, primarily as a result of decreases in commissions earned by PCM’s affiliated broker-dealer.

Our operating revenues by division (in millions) for the nine months ended December 31 were as follows:

	2005	2004
Institutional	$ 522.2	$ 378.1
Mutual Funds/Managed Services	720.4	515.7
Wealth Management	349.0	239.3
Other	1.5	0.6
Total	$ 1,593.1	$ 1,133.7

Operating Expenses

Compensation and benefits increased 50% to $720.4 million, primarily as a result of increased revenue share-based incentive expense on higher revenues, the addition of $96.0 million in compensation for CAM and Permal, including $40.0 million for transaction-related costs as described above.  Compensation as a percentage of operating revenues was 45.2% for the nine months ended December 31, 2005, up from 42.4% as a result of the CAM transaction-related compensation.

Distribution and servicing expenses increased 58% to $290.0 million, primarily as a result of $75.8 million in distribution fees, or 71% of the increase, associated with CAM and Permal.

Communications and technology expense increased 51% to $50.9 million, primarily as a result of increased technology equipment depreciation and maintenance at Western Asset and the addition of $5.4 million in expenses at CAM.

Occupancy increased 38% to $28.2 million, with $4.3 million, or 56% of the increase, due to the acquisitions of CAM and Permal.

Amortization of intangible assets increased 44% to $22.2 million from $15.4 million in the prior nine-month period, primarily as a result of the acquisition of CAM.

The litigation award settlement reflects the reversal of $8.2 million of charges recorded in fiscal 2004 as a result of the settlement of a civil copyright infringement lawsuit in the current period.

Other expenses increased 6% to $56.4 million, primarily due to increased promotional costs and professional fees, offset in part by a lower provision for litigation in the current year period.

Other Income (Expense)

Interest income increased $21.7 million to $34.2 million, primarily as a result of higher average interest rates on higher average balances earned on firm investments. Interest expense remained relatively unchanged as the increase related to the borrowings for the CAM acquisition were offset by the conversion of $480 million aggregate principal amount at maturity of zero-coupon contingent convertible senior notes and the refund of $0.8 million in interest expense as a result of the settlement of the civil copyright lawsuit.  Other income increased 251% to $24.8 million as a result of gains on firm investments and gains from trading investments held by consolidated variable interest entities VIEs acquired in the Permal acquisition.

Provision for Income Taxes

The provision for income taxes increased 40% to $173.4 million, as a result of the increase in income from continuing operations. The effective tax rate from continuing operations increased to 37.8% from 37.1% in the prior nine month period.

Results of Discontinued Operations

Due to the sale of the PC/CM businesses on December 1, 2005, as described in Note 4 of Notes to the Consolidated Financial Statements, the current year period reflects results for eight months compared to nine months in the prior year’s period. As a result, revenues from discontinued operations for the nine months ended December 31, 2005 decreased $79. 7 million, or 11%, to $675.2 million.  Income from discontinued operations, net of tax, for the quarter ended December 31, 2005 decreased $12.8 million, or 16%, to $68.6 million.  Diluted earnings per share from discontinued operations were $0.55, a decrease of 23% from $0.71 in the prior year period.

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

Our assets from continuing operations consist primarily of cash and cash equivalents, intangible assets, goodwill and investment advisory fee receivables. Our assets are principally funded by equity capital and long-term debt.

On December 1, 2005, we completed the acquisition of CAM in exchange for (i) all outstanding stock of Legg Mason subsidiaries that constitute our private client brokerage and capital markets businesses; (ii) 5,393,545 shares of common stock and 13.346632 shares of non-voting Legg Mason convertible preferred stock, which is convertible, upon transfer, into 13,346,632 shares of common stock; and (iii) $512 million in cash borrowed under a $700 million five-year syndicated term loan facility arranged by Citibank, N.A.  Under the terms of the agreement, the parties agreed to a post-closing purchase price adjustment that may increase the price to be paid by us by up to $300 million based on the retention of certain assets under management nine months after the closing.  We expect to pay any additional amounts due by borrowing under a $300 million five-year credit agreement with Citibank, N.A.

Effective November 1, 2005, we also acquired 80% of the outstanding equity of Permal, a leading global funds of hedge funds manager.  Concurrent with the acquisition, Permal completed a reorganization in which the residual 20% of outstanding equity was converted to preference shares, resulting in Legg Mason owning 100% of the outstanding voting common stock of Permal.  We have the right to purchase the preference shares over the next four years and, if that right is not exercised, the holders of those equity interests have the right to require Legg Mason to purchase the interests in the same general time frame for approximately the same consideration.  The aggregate consideration paid by Legg Mason at closing was $800 million, of which $200 million was in the form of 1,889,322 newly issued shares of Legg Mason common stock and the remainder was cash. It is anticipated that we will acquire the remaining 20% ownership interest in Permal, and we will do so in purchases that will be made two and four years after the initial closing at prices based on Permal's revenues.  The maximum aggregate price, including earnout payments related to each purchase and based upon future revenue levels, for all equity interests in Permal is $1.386 billion, with a $961 million minimum price.  We may elect to deliver up to 25% of each of the future payments in the form of shares of our common stock.  In addition, we will pay a minimum of $39 million in dividends on the preference shares over 4 years.

We funded the cash portion of the Permal acquisition and intend to fund the payment of approximately $400 million in taxes related to the gain on the sale of PC/CM from existing cash.   In anticipation of the closing of the proposed purchase agreements, on October 14, 2005, we entered into an agreement to replace our current $100 million credit facility with a $500 million committed, unsecured revolving credit facility.  On that same date, Legg Mason entered into a separate syndicated five-year $700 million unsecured floating-rate term loan agreement to primarily fund the purchase price of the Citigroup transaction.  At closing, we borrowed $600 million, of which $512 million was used to fund the purchase and the remainder was used to fund acquisition related expenses.  The new facilities, which became effective upon the closing of the Citigroup transaction, have restrictive covenants that require us, among other things, to maintain specific leverage ratios.  Effective with the closing of the Citigroup transaction, we entered into a three-year amortizing interest rate swap for $400 million at a fixed rate of 4.9%. The remaining $100 million of the $700 million loan facility was drawn down in February 2006 for acquisition related costs.  In addition, one of our CAM subsidiaries is the borrower under a promissory note incurred in connection with the Citigroup transaction in the form of a $72 million, 364-day note. We also entered into a $130 million, 364-day working capital facility with Citibank, N.A., which we have not yet drawn upon.

As reflected on the Contractual Obligations and Contingent Payments schedule which follows, on February 15, 2006, our $100 million principal amount of 6.5% senior notes becomes payable.  In addition, in fiscal 2007, if PCM continues to meet certain revenue levels as specified in the acquisition agreement, the contingent acquisition payment of $300 million will become payable in the September 2006 quarter.  We intend to fund these obligations with cash from operations and available credit facilities.

At December 31, 2005, our total assets and stockholders’ equity were $9.4 billion and $5.6 billion, respectively. During the nine months ended December 31, 2005, cash and cash equivalents increased by $248.6 million from $795.1 million at March 31, 2005 to $1.04 billion at December 31, 2005.  At December 31, 2005, we had $295.2 million invested in securities purchased under agreements to resell. Excess cash is generally invested in institutional money market funds or reverse repurchase agreements. Cash flows from operating activities provided $790.4 million, primarily attributable to net income from continuing operations adjusted for income taxes payable and accrued compensation, offset, in part, by a decrease in other current liabilities and an increase in receivables for investment advisory and related fees.  Cash flows from investing activities used $1.3 billion, primarily attributable to the funding of the CAM and Permal acquisitions and the purchase of securities purchased under agreements to resell. Financing activities provided $731.7 million, primarily due to the issuance of long-term debt related to the acquisition of CAM. The amounts above include the activity attributable to net cash flows from discontinued operations.

During the quarter ended December 31, 2005, we paid cash dividends of $22.2 million.  On January 31, 2006, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.18 per share, and a dividend on the non-voting participating preferred shares issued to Citigroup in an amount equal to $180,000 per preferred share.

Contractual Obligations and Contingent Payments

We have contractual obligations to make future payments in connection with our short and long-term debt and non-cancelable lease agreements. In addition, we may be required to make contingent payments under business purchase agreements if certain future events occur.

The following table sets forth these contractual and contingent obligations by fiscal year as of December 31, 2005 for continuing operations, unless otherwise noted:

(In millions)	Remaining 2006	2007	2008	2009	2010	Thereafter	Total
Contractual Obligations
Short-term borrowings by contract maturity	$ 8.5	$ 72.1	$ --	$ --	$ --	$ --	$ 80.6
Long-term borrowings by contract maturity (a)	100.9	4.0	38.1	445.4	4.6	612.5	1,205.5
Coupon interest on long-term borrowings	25.8	61.6	61.4	46.9	32.3	18.5	246.5
Minimum rental commitments	24.4	82.4	59.8	53.4	46.4	175.9	442.3
Total Contractual Obligations	159.6	220.1	159.3	545.7	83.3	806.9	1,974.9
Contingent Obligations:
Contingent payments related to business acquisitions (b)	--	612.0	252.0	7.5	293.5	60.0	1,225.0
Total Contractual and Contingent Obligations (c)	$ 159.6	$ 832.1	$ 411.3	$ 553.2	$ 376.8	$ 866.9	$ 3,199.9

a) Included in the payments in 2008 is $33.9, reflecting amounts that may be due to holders of the zero-coupon contingent convertible senior notes, which represents the accreted value on the next date that the holders may require us to purchase the notes. If the holders require us to purchase the notes on that date, Legg Mason has the option to pay the purchase price in cash or common stock or a combination of both.

b) The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of business purchase agreements.

c) The table above does not include approximately $40.1 in capital commitments to certain investment funds in which Legg Mason is a limited partner or manager. These obligations will be funded, as required, through the end of the commitment periods that range from fiscal 2006 to 2011.

Critical Accounting Policies

Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding the reported results of operations and the financial position of Legg Mason. Certain critical accounting policies require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements. Due to their nature, estimates involve judgment based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on our consolidated financial statements.  During the nine months ended December 31, 2005, there were no material changes to the matters discussed under the heading "Critical Accounting Policies" in Part II, Item 7 of Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

Forward-Looking Statements

We have made in this report, and from time to time may otherwise make in our public filings, press releases and statements by our management, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our operations, economic performance and financial condition.  The words or phrases "can be", "may be", "expects", "may affect", "may depend", "believes", "estimate", "project" and similar words and phrases are intended to identify such forward-looking statements.  Such forward-looking statements are subject to various known and unknown risks and uncertainties and we caution readers that any forward-looking information provided by or on behalf of Legg Mason is not a guarantee of future performance.  Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond our control, including: those discussed elsewhere herein, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 under the heading "Business-Factors Affecting the Company and the Financial Services Industry," in our Current Report on Form 8-K dated December 20, 2005 under the heading “Factors Affecting the Company and the Financial Services Industry” and in our other public filings, press releases and statements by our management.  Due to such risks, uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements.  All such forward-looking statements are current only as of the date on which such statements were made.  We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

During the quarter ended December 31, 2005, there were changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.  On December 1, 2005, we transferred our private client brokerage and capital markets businesses to Citigroup Inc. as part of the consideration in the acquisition of an asset management business from Citigroup.  On December 7, 2005, Legg Mason filed a Current Report on Form 8-K that revised the information that had been incorporated by reference into Part II, Item 7A of the Annual Report for the fiscal year ended March 31, 2005, that among other things, reflects Legg Mason’s private client brokerage and capital markets businesses as discontinued operations.

As a result of the sale, disclosures about risk management in, and risks related to, our private client brokerage and capital markets businesses no longer apply to us.

Prior to the sale, we maintained an inventory of trading securities for market-making and customer order facilitation in our private client brokerage and capital markets businesses that was subject to market risk.  As a result of the sale, we no longer own such trading securities or engage in such market-making and customer order facilitation.  In addition, a portion of other financial instruments included U.S. Treasury securities owned by one of the sold businesses to meet certain regulatory deposit requirements.  As a result of the sale, these securities are no longer owned.  Investment securities on the December 31, 2005 Consolidated Balance Sheet primarily include the trading securities of consolidated Variable Interest Entities and investments held by certain deferred compensation plans.  These assets are generally matched with corresponding liabilities and thus any changes in the value of these investments as a result of changes in market conditions are generally mitigated by changes in the corresponding liabilities, primarily Minority interest.

The majority of our revenue is based on the market value of assets under management.  Accordingly, a decline in the prices of securities generally may cause our assets under management to decrease.  In addition, our fixed income assets under management are subject to the impact of interest rate fluctuations, as rising interest rates may tend to reduce the market value of bonds held in various mutual fund portfolios or separately managed accounts. Decreases in assets under management, in turn, will result in lower investment advisory and distribution fee revenues

Although we incurred substantial additional debt in the quarter, our exposure to interest rate changes on our debt issuances is not material as a substantial portion of our debt is at fixed interest rates and, with respect to a portion of our outstanding floating rate debt, we entered into an interest rate swap that reduces our exposure in a rising interest rate environment.

Item 4.    Controls and Procedures

As of December 31, 2005, Legg Mason’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason’s disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason’s management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason’s disclosure controls and procedures were effective on a reasonable assurances basis.

Legg Mason's management, including its Chief Executive Officer and its Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this quarterly report have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.   During the quarter ended December 31, 2005, Legg Mason acquired Citigroup Asset Management ("CAM") and Permal Group Ltd. ("Permal") and sold its Private Capital and Capital Markets (“PC/CM”) businesses (as described in Note 3 of Notes to Consolidated Financial Statements).  Management believes the internal controls and procedures of CAM and Permal, as well as the sale of our PC/CM businesses, have materially affected the Company’s internal control over financial reporting and management is in the process of evaluating CAM and Permal as part of its Sarbanes-Oxley Act Section 404 compliance program.

PART II.

OTHER INFORMATION

Item 1.    Legal Proceedings

The business that Legg Mason acquired from Citigroup in the strategic transaction that closed December 1, 2005 (“CAM”) is a defendant in a number of legal actions, including class action litigation, arising from pre-closing asset management activities, some of which seek substantial damages.  CAM is also involved in certain regulatory matters related to its business activities prior to the closing.  However, under the terms of the transaction agreement between Legg Mason and Citigroup, Citigroup has agreed to indemnify Legg Mason for certain legal matters, including all currently known pre-closing legal matters of the CAM business.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In the acquisition of Permal Group on November 3, 2005, Legg Mason, Inc. issued 1,889,322 shares of common stock to the stockholders of Permal as a portion of the consideration payable in the transaction.  The issuance of this common stock was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

The following table sets out information regarding our purchases of Legg Mason common stock in each month during the quarter ended December 31, 2005:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
October 1, 2005 Through October 31, 2005	1,478	$ 105.29	-	1,048,800
November 1, 2005 Through November 30, 2005	17,710	114.15	-	1,048,800
December 1, 2005 Through December 31, 2005	12,696	120.29	-	1,048,800
Total	31,884	$ 116.19	-	1,048,800

(1) All shares were acquired through the surrender of shares by option holders to pay the exercise price of stock options.

(2) On October 23, 2001, we announced that our Board of Directors had authorized Legg Mason, Inc. to purchase up to 4.5 million shares of Legg Mason common stock in open-market purchases.  There was no expiration date attached to the authorization.

Item 5.    Other Information

In the acquisition of Permal Group on November 3, 2005, Legg Mason, Inc. issued 1,889,322 shares of common stock to the stockholders of Permal as a portion of the consideration payable in the transaction.  The issuance of this common stock was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 6.    Exhibits

3.1

Articles of Incorporation of Legg Mason, as amended (incorporated by reference to Legg Mason, Inc.’s Form 10-Q for the quarter ended September 30, 2000)

3.2       By-laws of Legg Mason as amended and restated April 25, 1988 (incorporated by reference to Legg Mason, Inc.’s Annual Report on Form 10-K for the year ended March 31, 1988)

10.1

5-Year Credit Agreement, dated November 23, 2005, between Legg Mason, Inc., as Borrower; Citicorp North America, Inc., as Administrative Agent; and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Legg Mason, Inc.’s Current Report on Form 8-K filed on November 29, 2005)

10.2

Amendment Agreement, dated as of November 30, 2005, between Legg Mason, Inc. and Citigroup Inc. (incorporated by reference to Exhibit 10.2 to Legg Mason, Inc.’s Current Report on Form 8-K filed on December 7, 2005)

10.3

Registration and Investors Rights Agreement, dated as of December 1, 2005, between Legg Mason, Inc. and Citigroup Inc. (incorporated by reference to Exhibit 10.3 to Legg Mason, Inc.’s Current Report on Form 8-K filed on December 7, 2005)

10.4

Transition Services Agreement, dated as of December 1, 2005, between Citigroup Inc. and Legg Mason, Inc. (incorporated by reference to Exhibit 10.4 to Legg Mason, Inc.’s Current Report on Form 8-K filed on December 7, 2005)

10.5

Private Client Transition Services Agreement, dated as of December 1, 2005, between Citigroup Inc. and Legg Mason, Inc. (incorporated by reference to Exhibit 10.5 to Legg Mason, Inc.’s Current Report on Form 8-K filed on December 7, 2005)

10.6

Capital Markets Transition Services Agreement, dated as of December 1, 2005, between Citigroup Inc. and Legg Mason, Inc. (incorporated by reference to Exhibit 10.6 to Legg Mason, Inc.’s Current Report on Form 8-K filed on December 7, 2005)

10.7

Revolving Credit Agreement, dated as of December 1, 2005, as amended January 12, 2006, between CAM North America, LLC, as Borrower, and Citicorp North America, Inc., as Lender

10.8

Term Note, dated as of December 1, 2005, between CAM North America, LLC, as Maker, and Citicorp North America, Inc., as Lender

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

LEGG MASON, INC.

(Registrant)

DATE:   February 9, 2006

 /s/Raymond A. Mason

Raymond A. Mason

Chairman, President and

Chief Executive Officer

DATE:   February 9, 2006

/s/Charles J. Daley, Jr.

Charles J. Daley, Jr.

Senior Vice President,

Chief Financial Officer

and Treasurer

INDEX TO EXHIBITS

3.1

Articles of Incorporation of Legg Mason, as amended (incorporated by reference to Legg Mason, Inc.’s Form 10-Q for the quarter ended September 30, 2000)

3.2       By-laws of Legg Mason as amended and restated April 25, 1988 (incorporated by reference to Legg Mason, Inc.’s Annual Report on Form 10-K for the year ended March 31, 1988)

10.1

5-Year Credit Agreement, dated November 23, 2005, between Legg Mason, Inc., as Borrower; Citicorp North America, Inc., as Administrative Agent; and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Legg Mason, Inc.’s Current Report on Form 8-K filed on November 29, 2005)

10.2

Amendment Agreement, dated as of November 30, 2005, between Legg Mason, Inc. and Citigroup Inc. (incorporated by reference to Exhibit 10.2 to Legg Mason, Inc.’s Current Report on Form 8-K filed on December 7, 2005)

10.3

Registration and Investors Rights Agreement, dated as of December 1, 2005, between Legg Mason, Inc. and Citigroup Inc. (incorporated by reference to Exhibit 10.3 to Legg Mason, Inc.’s Current Report on Form 8-K filed on December 7, 2005)

10.4

Transition Services Agreement, dated as of December 1, 2005, between Citigroup Inc. and Legg Mason, Inc. (incorporated by reference to Exhibit 10.4 to Legg Mason, Inc.’s Current Report on Form 8-K filed on December 7, 2005)

10.5

Private Client Transition Services Agreement, dated as of December 1, 2005, between Citigroup Inc. and Legg Mason, Inc. (incorporated by reference to Exhibit 10.5 to Legg Mason, Inc.’s Current Report on Form 8-K filed on December 7, 2005)

10.6

Capital Markets Transition Services Agreement, dated as of December 1, 2005, between Citigroup Inc. and Legg Mason, Inc. (incorporated by reference to Exhibit 10.6 to Legg Mason, Inc.’s Current Report on Form 8-K filed on December 7, 2005)

10.7

Revolving Credit Agreement, dated as of December 1, 2005, as amended January 12, 2006, between CAM North America, LLC, as Borrower, and Citicorp North America, Inc., as Lender

10.8

Term Note, dated as of December 1, 2005, between CAM North America, LLC, as Maker, and Citicorp North America, Inc., as Lender

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