Form 10-K
period 2006-03-31
LEGG MASON INC
filed 2006-06-09
CIK 704051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 1-8529

LEGG MASON, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1200960
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

100 Light Street Baltimore, Maryland	21202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (410) 539-0000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

As of September 30, 2005, the aggregate market value of the registrant’s voting stock, consisting of the registrant’s common stock and the exchangeable shares discussed below, held by non-affiliates was $11,671,150,024.

As of May 19, 2006, the number of shares outstanding of the registrant’s common stock was 129,786,594. In addition, on that day, a subsidiary of the registrant had outstanding 2,265,454 exchangeable shares which are convertible on a one-for-one basis at any time into shares of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on July 18, 2006 are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS.

General

We are a global asset management company. Acting through our subsidiaries, we provide investment management and related services to institutional and individual clients, company-sponsored mutual funds and other investment vehicles. We offer these products and services directly and through various financial intermediaries. We divide our business into three divisions: Mutual Funds/Managed Services, Institutional and Wealth Management. See “Developments During the Fiscal Year Ended March 31, 2006 — Business acquired” for a discussion of the transition of our recently acquired business into our divisions. Within each of our divisions, we provide our services through a number of asset managers, which are individual businesses, each of which is housed in one or more different subsidiaries, which typically market their products and services under their own brand names.

In our Mutual Funds/Managed Services division, we sponsor and manage domestic and international equity, fixed income and money market mutual funds as well as closed-end funds and other proprietary funds. The asset managers in this division also provide asset management services to retail separately managed account programs, such as wrap programs. This division contains our four asset managers that primarily focus on managing proprietary investment funds or retail separately managed account programs:

•	Western Asset Management Company’s mutual funds business, one of the two businesses of this global fixed income asset manager headquartered in Pasadena, California;

•	ClearBridge Advisors, an equity asset manager headquartered in New York, New York;

•	Legg Mason Capital Management’s mutual funds business, one of the two businesses of this equity asset manager located in Baltimore, Maryland; and

•	Royce & Associates, LLC, a primarily small-cap equity manager located in New York, New York.

Our Institutional division provides a wide range of asset management services and products to domestic and international institutional clients. Our Institutional asset managers are:

•	Western Asset Management Company, a global fixed income asset manager headquartered in Pasadena, California that operates, in addition to its mutual funds business, an institutional asset management business that is part of our Institutional division;

•	Brandywine Global Investment Management, LLC, an equity and fixed income manager headquartered in Philadelphia, Pennsylvania;

•	Legg Mason Capital Management, an equity asset manager located in Baltimore, Maryland that operates, in addition to its mutual funds business, an institutional asset management business that is part of our Institutional division;

•	Batterymarch Financial Management, Inc., a U.S., international and emerging markets equity manager headquartered in Boston, Massachusetts;

•	Legg Mason International Equities, an international equity management business headquartered in London, England;

•	Legg Mason Canada Inc., a fixed income and equity manager headquartered in Toronto, Canada; and

•	Legg Mason Real Estate Investors, Inc., which sponsors and manages private investment vehicles that invest debt and equity in commercial real estate and is located in Los Angeles, California.

Our Wealth Management division provides customized discretionary asset management services and products to high net worth individuals and families, endowments, foundations and institutions. This division also includes our global funds-of-hedge funds manager that manages products distributed primarily to high net worth clients outside the United States. Our Wealth Management asset managers are:

•	Private Capital Management, L.P., an equity asset manager located in Naples, Florida;

•	Permal Group Ltd, a global funds-of-hedge funds manager headquartered in London, England;

•	Legg Mason Investment Counsel & Trust Company, National Association, a national banking association that manages fixed income and equity assets and is headquartered in Baltimore, Maryland;

•	Legg Mason Investment Counsel, LLC, an equity, fixed income and balanced portfolio manager that is headquartered in Baltimore, Maryland;

•	Barrett Associates, Inc., an equity asset manager located in New York, New York;

•	Berkshire Asset Management, Inc., an equity, balanced and fixed income portfolio manager located in Wilkes-Barre, Pennsylvania; and

•	Bartlett & Co., a balanced, equity and fixed income portfolio manager headquartered in Cincinnati, Ohio.

See Note 18 of Notes to Consolidated Financial Statements in Item 8 of this Report for our revenues and pre-tax earnings generated in, and our long-lived assets (consisting of intangible assets and goodwill) located in, each of the three principal geographic areas in which we conduct business.

Legg Mason, Inc. was incorporated in Maryland in 1981 to serve as a holding company for its brokerage and related subsidiaries. The predecessor companies to Legg Mason trace back to Legg & Co., a Maryland-based broker-dealer formed in 1899. Our subsequent growth has occurred primarily through internal expansion and the acquisition of asset management and broker-dealer firms.

Additional information about Legg Mason is available on our website at http://www.leggmason.com. We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and our proxy statements. Investors can find this information under the “Investor Relations” section of our website. These reports are available through our website as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (“SEC”). In addition, the Legg Mason, Inc. Corporate Governance Principles, our Code of Conduct for all employees and directors and the charters for the committees of our Board of Directors are also available on our corporate website at http://www.leggmason.com under the “Investor Relations” and the “Investor Relations-Board Committees” sections. A copy of any of these materials may also be obtained, free of charge, by sending a written request to Corporate Secretary, Legg Mason, Inc., 100 Light Street, Baltimore, Maryland 21202. Within the time frames required by the SEC or the New York Stock Exchange (“NYSE”), we will post on our website any amendments to the Code of Conduct and any waiver of the Code of Conduct applicable to any executive officer, director, chief financial officer, principal accounting officer or controller. The information on our website is not incorporated by reference into this Report.

Unless the context otherwise requires, all references in this Report to “we,” “us,” “our” and “Legg Mason” include Legg Mason, Inc. and its predecessors and subsidiaries, and the term “asset managers” refers to the asset management businesses operated by our subsidiaries.

Business Developments During the Fiscal Year Ended March 31, 2006

Fiscal year 2006 was a year of substantial change for Legg Mason as, on December 1, 2005, we completed a strategic transaction with Citigroup Inc. that resulted in a large expansion of our asset management business and our exit from our non-asset management businesses. During fiscal year 2006 we also acquired Permal Group Ltd, a leading global funds-of-hedge funds manager, experienced strong organic growth in other aspects of our business and announced the election of James W. Hirschmann III as President of Legg Mason.

Strategic Transaction With Citigroup

In the strategic transaction with Citigroup, we acquired the Citigroup subsidiaries that constituted substantially all of Citigroup’s worldwide asset management business, which we refer to as the “CAM” business, in exchange for:

•	our subsidiaries that constituted our private client and capital markets businesses;

•	5,393,545 shares of Legg Mason common stock;

•	13.346632 shares of non-voting convertible preferred stock, which convert automatically upon transfer to an entity that is not an affiliate of Citigroup into an aggregate of 13,346,632 shares of Legg Mason common stock; and

•	approximately $512 million in cash, which we funded through a new five-year term loan.

The transaction agreement also provides for a potential increase in the purchase price that we pay for the asset management business of up to $300 million based upon our retention of certain client relationships nine months after the closing date.

In connection with the strategic transaction, we entered into a three-year Global Distribution Agreement with Citigroup. Under this agreement, Citigroup will distribute certain of our asset management products, including those acquired in the strategic transaction, within the United States and internationally. In addition, this agreement provides Citigroup distributors with an exclusive right to distribute in the United States retail shares of the Legg Mason Funds and certain other equity products that are managed by Legg Mason Capital Management, subject to certain exceptions and conditions. The term of this exclusivity is for up to three years, subject to certain conditions.

Business acquired

The CAM business provides a wide variety of investment management services and products and related services to individual and institutional clients and CAM-sponsored investment funds from asset management offices located in the United States and in eight countries worldwide. Through these investment management services and products, CAM offers a multitude of different investment management styles, including management of equity securities utilizing investment strategies ranging from small-cap value to large-cap growth, liquidity and money market investments and management of many different fixed income securities. CAM’s investment products include domestic and offshore mutual funds and closed-end funds, retail separately managed account programs, such as wrap accounts, other investment funds and institutional separately managed accounts.

As of the closing of the strategic transaction, CAM managed assets with a market value of approximately $408.6 billion. This number excludes certain assets that CAM managed but did not expect to retain long-term. Of CAM’s assets under management, approximately 35% were equity-related, including assets in balanced accounts, approximately 30% were fixed income-related and approximately 35% were liquidity assets.

Since the closing of the strategic transaction, we have begun the process of integrating the CAM business into our divisions. While we have commenced allocating the operations and revenues of the CAM business into our divisions, we continue to determine the proper allocation of CAM’s expenses to our divisions. Western Asset Management Company currently manages or supervises substantially all of CAM’s U.S. and international fixed income business, which is being consolidated into Western Asset. CAM’s fixed income mutual fund management operations will be integrated into Western Asset’s mutual funds business, which is part of our Mutual Funds/Managed Services division, and CAM’s other fixed income management operations will be integrated into Western Asset’s institutional business, which is part of our Institutional division. ClearBridge Advisors, which consists of several of our subsidiary investment advisors under common supervision, houses most of the U.S. equity management business of CAM, including managing CAM’s separately managed account program business. ClearBridge Advisors will also manage a majority of the CAM equity funds. ClearBridge Advisors is included in our Mutual Funds/Managed Services division. We have also commenced a restructuring of the mutual funds sponsored by CAM, which has included renaming one group of those funds the Legg Mason Partners Funds. Most of CAM’s non-U.S. equity management business has been consolidated into the Legg Mason International Equities business. Legg Mason International Equities is part of our Institutional division. In addition, a portion of CAM’s domestic and international equity management business is being transferred to Batterymarch, which is in our Institutional division.

The CAM business has historically distributed its products and services primarily through Citigroup’s distributors, although it has utilized other distributors as well. Under the Global Distribution Agreement, we intend to distribute the CAM asset management products and services and certain of our other products and services through Citigroup’s various distribution businesses. These businesses include Citigroup’s retail securities brokerage, retail and institutional banks and life and variable annuity representatives. In addition, we plan to continue and expand CAM’s use of other distribution channels.

Businesses transferred

In the strategic transaction with Citigroup, we transferred to Citigroup our private client brokerage and capital markets businesses. As a result, the results of these businesses are reported in this Report as discontinued operations.

Our private client brokerage business distributed a wide range of financial products, including equity and fixed income securities, proprietary and non-affiliated mutual funds and annuities, and provided related financial services to clients through its branch distribution network. This business involved over 1,300 registered financial advisers operating out of over 120 branch offices in 22 states and the District of Columbia. Our private client business generated revenues primarily through commissions on retail securities transactions, accounts that paid asset-based fees and interest on margin loans. For the fiscal years ended March 31, 2006, 2005 and 2004, our private client business generated $502.4 million, $727.9 million and $670.3 million in net revenues, respectively, and $100.3 million, $132.8 million and $117.0 million in pre-tax income, respectively, or 12%, 20%, and 25%, respectively, of our total pre-tax income (excluding gains on sales of discontinued operations) for those years. For the fiscal year ended March 31, 2006, the net revenues and pre-tax income of our private client business reflect activity only during the 8 months we owned the business.

Our capital markets business consisted of equity and fixed income institutional sales and trading, investment banking, syndicate, structured products and research. In our institutional sales and trading operations, we executed equity and fixed income securities transactions for institutional investors and conducted securities trading activities with other dealers, institutional customers and individual customers of our private client business. Our investment banking activities included public offerings and private placements of debt and equity securities and the provision of financial advisory services principally in connection with debt and equity private placements and with respect to merger and acquisition transactions. Our research operations developed equity and fixed income investment recommendations and market information with respect to companies and industries. For the fiscal years ended March 31, 2006, 2005 and 2004, our capital markets business generated $168.8 million, $306.6 million and $291.0 million in net revenues, respectively, and $9.1 million, $55.1 million and $53.7 million in pre-tax income, respectively, or 1%, 8%, and 11%, respectively, of our total pre-tax income (excluding gains on sales of discontinued operations) for those years. For the fiscal year ended March 31, 2006, the net revenues and pre-tax income of our capital markets business reflect activity only during the 8 months we owned the business, plus an additional four months of activity from another subsidiary that was sold on March 31, 2006.

Acquisition of Permal

Effective as of November 1, 2005, we acquired 80% of the outstanding common shares of Permal Group Ltd, a leading global funds-of-hedge funds management firm. At the transaction closing, we paid $600 million in cash and

1,889,322 newly issued shares of Legg Mason common stock. The residual 20% interest in Permal, which was converted into Permal preferred shares, will be subject to calls by, and puts to, us after the second and fourth anniversaries of the closing.

Permal primarily sponsors and manages funds that are sold outside the United States to non-U.S. investors. Permal also manages private portfolios and U.S. funds, and provides advisory services in connection with structured products. At the time of acquisition, Permal managed assets with a market value of approximately $17.5 billion (excluding approximately $2.0 billion in assets cross-invested among its managed products and $2.7 billion of assets Permal did not expect to retain), of which approximately 85% were equity-related. Permal’s products currently include 28 multi-manager funds (excluding feeder funds and including one fund for which Permal serves as sub-advisor) and 16 single-manager investment funds, and its products cover a wide range of regions, strategies and target risk/return objectives.

Other Developments

During the fiscal year ended March 31, 2006, we experienced strong organic growth in our business. For example, during the fiscal year our asset managers (including CAM and Permal during the period after the acquisitions) had aggregate net client cash flows of $35.6 billion. In addition, in March 2006 we announced that our Board of Directors had elected James W. Hirschmann III President of Legg Mason, effective May 1, 2006. Mr. Hirschmann has served as the President and Chief Executive Officer of Western Asset since 1999.

Business Overview

We provide investment management and related services to institutional and individual clients, company-sponsored investment funds and retail separately managed account programs. Operating from asset management offices primarily located in the United States, and also located in nine countries worldwide, our businesses provide a broad array of investment management products and services. We offer these products and services directly and through various financial intermediaries. Our investment advisory services include discretionary management of separate investment accounts in numerous investment styles for institutional and individual investors. Our investment products include proprietary mutual funds ranging from money market and other liquidity products to fixed income and equity funds managed in a wide variety of investment styles, other domestic and offshore funds offered to both retail and institutional investors and funds-of-hedge funds primarily sold to non-U.S. high net worth investors. We believe that our asset managers’ diversification across asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments.

Our asset managers primarily earn revenues by charging fees for managing the investment assets of clients. Fees are typically calculated as a percentage of the value of assets under management and vary with the type of account managed, the asset manager and the type of client. Accordingly, the fee income of each of our asset managers will typically increase or decrease as its average assets under management increases or decreases. Our asset managers may also earn performance fees from certain accounts if the investment performance of the assets in the account meets or exceeds a specified benchmark during a measurement period. For the fiscal years ended March 31, 2006, 2005 and 2004, $101.6 million, $48.9 million and $41.5 million, respectively, of our $2.2 billion, $1.3 billion and $922.1 million in investment advisory revenues from continuing operations were performance fees. Increases in assets under management generally result from appreciation in the value of client assets (including investment income earned on the client assets) and from inflows of additional assets from new and existing clients. Conversely, decreases in assets under management generally result from asset value depreciation and from client redemptions and withdrawals.

As of March 31 of each of the last three years, we had the following aggregate assets under management*:

	Total Assets Under Management (billions)	Total Equity- Related Assets Under Management (billions)	% of Total in Equity Assets	Total Fixed Income-Related Assets Under Management (billions)	% of Total in Fixed Income Assets	Total Liquidity Assets Under Management (billions)	% of Total in Liquidity Assets
2006	$867.6	$324.9	37.5%	$394.2	45.4%	$148.5	17.1%
2005	374.5	144.7	38.6	208.4	55.7	21.4	5.7
2004	286.2	112.2	39.2	158.2	55.3	15.8	5.5

*	All periods presented have been restated to include certain previously excluded client assets, principally assets sub-advised by unaffiliated parties and certain non-discretionary accounts. As a result, our reported assets under management at our “legacy” managers increased by $3.0 billion and $1.6 billion as of March 31, 2006 and 2005, respectively.

Our asset management business has had steady growth over the last ten years. During that period, our assets under management have grown from $35.4 billion, including assets under management in businesses that were subsequently sold, to $867.6 billion and our investment advisory fee revenues have grown from $144.8 million, including revenues generated by businesses that were subsequently sold, to $2.2 billion in investment advisory revenues from continuing operations. This growth in our business has occurred through both internal growth and strategic acquisitions of asset management businesses. During that ten-year period, the percentages of our revenues and profits generated by our asset management business also increased steadily, and since the December 1, 2005 closing of the strategic transaction with Citigroup, asset management has been our sole business. We have also sought to grow our asset management business internationally, and, as a result, $258.6 billion, or 30%, of our assets under management at March 31, 2006 were managed on behalf of clients domiciled outside the United States. It is our strategy to continue to grow our business through both internal growth and select acquisitions of asset management businesses.

We believe that market conditions and our investment performance will be critical elements in our attempts to grow our assets under management and business. When securities markets are strong, our assets under management will tend to increase because of market growth, resulting in increased asset management revenues. Similarly, if we can produce strong investment results relative to those of competing investment managers, our assets under management will tend to increase as a result of the investment performance. In addition, strong market conditions or strong relative investment performance can result in increased inflows in assets from existing and new clients. Conversely, in periods when securities markets are weak or declining, or when we have produced poor investment performance, both absolute and relative, it is likely to be more difficult to grow our assets under management and business and, in such periods, our assets under management and business are more likely to decline.

We generally manage the accounts of our clients pursuant to written investment management contracts between the client and the asset manager. These contracts usually specify the management fees to be paid by the client and the investment strategy for the account, and are generally terminable by either party on relatively short notice. Typically, investment management contracts may not be assigned (including as a result of transactions, such as a direct or indirect change of control of the asset manager, that would constitute an assignment under the Investment Advisers Act of 1940) without the prior consent of the client. When the asset management client is a registered mutual fund or closed-end fund (whether or not one of our asset managers has sponsored the fund), the fund’s board of directors generally must annually approve the investment management contract, and any material changes to the contract or assignment of the contract (including as a result of transactions, such as a direct or indirect change of control of the asset manager, that would constitute an assignment under the Investment Company Act of 1940) must be approved by the investors in the fund.

We conduct our business primarily through 17 asset managers. Our asset managers are individual businesses, each of which generally focuses on a portion of the asset management industry in terms of the types of assets managed (primarily equity or fixed income), the types of products and services offered, the investment styles utilized, the distribution channels used and the types and geographic locations of its clients. Each asset manager is housed in one or more different subsidiaries, the voting stock of all of which, except for the joint ventures discussed below, is directly or indirectly wholly owned by Legg Mason. Each of our asset managers is generally operated as an individual business, in many cases with certain administrative functions being provided by the parent company and other affiliates, that typically markets its products and services under its own brand name. Consistent with this approach, we have in place revenue sharing agreements with Legg Mason Capital Management; Royce & Associates; Western Asset Management Company; Brandywine Global Investment Management; Batterymarch Financial Management; Private Capital Management; Permal Group; Bartlett & Co.; Barrett Associates; and Berkshire Asset Management and/or certain of their key officers. Pursuant to these revenue sharing agreements, a specified percentage of the asset manager’s revenues (or, in certain cases, net revenues) is required to be distributed to us and the balance of the revenues (or net revenues) is retained to pay operating expenses, including salaries and bonuses but excluding certain non-cash expenses such as equity awards and amortization of acquired intangible assets, with specific expense and compensation allocations being determined by the asset manager’s management, subject to corporate management approval. Although the revenue sharing agreements impede our ability to increase the profit margins of these businesses, we believe the agreements are important because they provide management of the businesses with incentives to (i) grow the asset managers’ revenues, since management is able to participate in the revenue growth through the portion that is retained; and (ii) control operating expenses, which will increase the portion of the retained revenues that is available to fund growth initiatives and for incentive compensation.

We divide our business into three divisions: Mutual Funds/Managed Services, Institutional and Wealth Management. Mutual Funds/Managed Services includes our asset managers that are primarily engaged in providing investment advisory services to proprietary investment funds or to retail separately managed account programs, and the proprietary funds management operations of a number of our other asset managers. Our Institutional managers are our asset managers that focus on providing asset management services to institutional clients. Our Wealth Managers are our asset managers that primarily focus on providing asset management services (either directly or through funds) to high net worth individuals and families and endowments. Two of our asset managers, Legg Mason Capital Management and Western Asset Management, operate two businesses each — a mutual funds management business and an institutional asset management business. The mutual funds businesses of Legg Mason Capital Management and Western Asset Management are included in our Mutual Funds/Managed Services division, while their institutional businesses are included in our Institutional division. There is overlap among the three groups of asset managers as many of our Institutional asset managers and Wealth Managers also manage investment funds that are part of the Mutual Funds/Managed Services division and each asset manager may provide asset management services to other types of clients. For example, many of our Wealth Managers provide asset management services to institutional clients as well as individuals, families and endowments.

Our assets under management by division (in billions) as of March 31 of each of the three years indicated below were as follows:

	2006	2005	2004
Mutual Funds/Managed Services	$356.5	$77.9	$64.3
Institutional	444.8	247.6	186.8
Wealth Management	66.3	49.0	35.1

Total	$867.6	$374.5	$286.2

Mutual Funds/Managed Services includes all assets in our proprietary investment funds (except funds managed by Permal), all retail separately managed account programs managed by ClearBridge Advisors and all separate accounts managed by Royce & Associates and ClearBridge Advisors. Institutional includes all non-proprietary investment fund assets managed by our Institutional managers. Wealth Management includes all non-proprietary investment fund assets managed by our Wealth Managers and fund assets managed by Permal. In addition, assets under management by the Institutional and Wealth Management divisions as of March 31, 2005 and 2004 include assets managed by subsidiaries that were not part of our asset management business and have since been sold.

For the fiscal years ended March 31, 2006, 2005 and 2004, our aggregate operating revenues were $2.6 billion, $1.6 billion and $1.2 billion, respectively. Our operating revenues by division (in millions) for each of those fiscal years were as follows:

	2006	2005	2004
Mutual Funds/Managed Services	$1,330.0	$724.0	$500.1
Institutional	747.0	515.4	424.8
Wealth Management	568.2	331.3	228.2

Total	$2,645.2	$1,570.7	$1,153.1

In reporting our operating revenues by division, we include in each division all revenues of the asset managers within the division, including revenues earned for providing investment advisory services to proprietary funds, rather than crediting revenues from proprietary funds to the Mutual Funds/Managed Services division. Revenues from Legg Mason Capital Management and Western Asset Management Company, both of which operate two businesses, are divided so that the revenues from their mutual funds businesses are credited to the Mutual Funds/Managed Services division and the revenues from their institutional businesses are credited to the Institutional division. Revenues for the Mutual Funds/Managed Services division also include revenues for certain administrative, marketing, sales and distribution services provided to proprietary mutual funds.

Mutual Funds/Managed Services Division

In our Mutual Funds/Managed Services division, we sponsor and manage domestic and international equity, fixed income and money market mutual funds, as well as closed-end funds and other proprietary funds. The asset managers in this division also provide investment management services to retail separately managed account programs, such as wrap programs. Our Mutual Funds/Managed Services division includes the following asset managers: the mutual funds business of Western Asset Management, ClearBridge Advisors, the mutual funds business of Legg Mason Capital Management and Royce & Associates. Our U.S. mutual fund and offshore fund administrative and distribution activities are also included in this division. This division sponsors and manages four groups of U.S. mutual funds: the Legg Mason Partners Funds (which, for purposes of this Report, include all mutual and closed-end funds sponsored by the CAM business regardless of whether the names of the funds have been changed to Legg Mason Partners), the Legg Mason Funds, The Royce Funds and the Western Asset Funds; provides investment advisory services to a number of retail separately managed account programs and sponsors and distributes a number of fund families that are domiciled outside the United States. For the fiscal years ended March 31, 2006, 2005 and 2004, the asset managers in our Mutual Funds/Managed Services division generated aggregate revenues of $1.3 billion, $724.0 million and $500.1 million, respectively.

As of March 31, 2006 and 2005 our Mutual Funds/Managed Services division managed assets with a value of $356.5 billion and $77.9 billion, respectively. Approximately 45% of the assets managed by this division at March 31, 2006 were in fixed income and liquidity funds managed or supervised by Western Asset Management’s mutual funds business and approximately 33% of the assets managed by this division were managed by ClearBridge Advisors. Almost all of the growth in assets managed by this division during the fiscal year resulted from the acquisition of the CAM business and the remainder resulted from asset appreciation, offset in part by negative aggregate net client cash flows equal to approximately 3% of the growth in assets. Of the assets managed by this division at March 31, 2006, approximately 64% was in U.S. mutual funds, approximately 15% was in retail separately managed accounts and approximately 17% was in offshore and other funds. The remaining assets managed by this division were in other products, primarily institutional separate accounts.

Asset Managers In this Division

Western Asset Management Company is a leading global fixed income asset management business headquartered in Pasadena, California that operates an institutional separate account business and a mutual funds management business. Western Asset Management’s mutual funds business is included in our Mutual Funds/Managed Services division. Western Asset manages, or supervises the manager of, all of the fixed income and liquidity funds in the Legg Mason Partners Funds, manages five of the Legg Mason Funds and sponsors and manages the Western Asset Funds.

ClearBridge Advisors is an equity asset management firm based in New York, New York that has offices in Stamford, Connecticut, San Francisco, California and Seattle, Washington. ClearBridge Advisors provides, or will provide, asset management services to a majority of the equity funds in the Legg Mason Partners Funds, to retail separately managed account programs and, primarily through separate accounts, to institutional clients. ClearBridge also sub-advises domestic mutual funds that are sponsored by third parties. ClearBridge offers a diverse array of investment styles and disciplines, designed to address a range of investment objectives. However, ClearBridge’s primary investment styles are large cap growth and core equity management. In managing assets, ClearBridge utilizes a bottom-up, primary research intensive, fundamental approach to security selection that seeks to identify companies with solid economic returns relative to their risk-adjusted valuations.

Legg Mason Capital Management is an equity asset management business based in Baltimore, Maryland that operates an institutional separate account business and a mutual funds management business. We include Legg Mason Capital Management’s mutual funds business in our Mutual Funds/Managed Services division. Legg Mason Capital Management, the primary equity advisor to the Legg Mason Funds, serves as investment advisor to four of the equity funds in the Legg Mason Funds family, including the largest fund in the family — Legg Mason Value Trust, Inc. Legg Mason Capital Management also sub-advises the mutual fund managed by the joint venture described below and investment products sponsored by our other subsidiaries, including Legg Mason Canada. Applying the principles of value investing, Legg Mason Capital Management’s investment process uses a variety of techniques to develop an estimate of the worth of a business over the long term. The objective is to identify companies where the intrinsic value of the business is significantly higher than the current market value.

We and one of our employees each own 50% of a consolidated joint venture subsidiary that serves as investment manager of one equity fund, Legg Mason Opportunity Trust, within the Legg Mason Funds family. All of the assets managed by this joint venture, $6.1 billion at March 31, 2006, are included in our assets under management.

Royce & Associates, LLC is investment advisor to all of The Royce Funds. In addition, Royce & Associates also manages other accounts, primarily institutional, that invest primarily in small-cap domestic company stocks, using a value approach. Royce & Associates’ stock selection process seeks to identify companies with strong balance sheets and the ability to generate free cash flow. Royce & Associates pursues securities that are priced below their estimate of the company’s current worth.

United States Mutual Funds

Our retail mutual funds business primarily consists of three groups of proprietary mutual and closed-end funds, the Legg Mason Partners Funds, the Legg Mason Funds and The Royce Funds. In addition, this division includes a family of fixed income mutual funds that are sold to institutions — the Western Asset Funds. Currently, both the Legg Mason Partners Funds and the Legg Mason Funds invest in a wide range of domestic and international equity and fixed income securities utilizing a number of different investment styles. The Royce Funds invest primarily in small-cap domestic company stocks using a value investment approach.

The Legg Mason Partners Funds include over 140 mutual funds and over 20 closed-end funds in the United States. The mutual and closed-end funds within the Legg Mason Partners Funds include over 70 equity funds that invest in a wide spectrum of equity securities utilizing numerous investment styles, including large- and mid-cap growth funds, international funds and sector funds. The fixed income mutual and closed-end funds within the Legg Mason Partners Funds, including liquidity funds, include over 70 funds that offer a similarly wide variety of investment strategies and objectives, including income funds, investment grade funds and municipal securities funds. We have begun a process of restructuring the Legg Mason Partners Funds that we expect to include renaming all of the funds and reducing the number of funds in the family. As of March 31, 2006, the Legg Mason Partners Funds included approximately $150.9 billion in assets in its U.S. mutual funds and closed-end funds, of which approximately 35% were equity-related, including assets in balanced funds, approximately 16% were fixed income-related and approximately 49% were liquidity assets.

The Legg Mason Funds consist of 19 separate mutual funds, all of which are managed by our subsidiary asset managers. Of these funds, eight invest primarily in taxable or tax-free fixed income securities, nine invest primarily in domestic equity securities and two invest primarily in international equity securities. Investment objectives for the Legg Mason Funds range from capital appreciation to current income. Equity investment strategies may emphasize large-cap, mid-cap or small-cap investing. As of March 31, 2006 and 2005, the Legg Mason Funds included approximately $34.7 billion and $30.3 billion in assets, respectively, of which approximately 97% and 86%, respectively, were equity-related, including assets in balanced funds, approximately 3% and 4%, respectively, were fixed income-related and approximately 0% and 10%, respectively, were liquidity assets. The largest of the Legg Mason Funds is Legg Mason Value Trust, Inc., which had $20.3 billion in assets as of March 31, 2006 and has received recognition for its investment performance over the last 15 calendar years.

In addition to Legg Mason Capital Management and the joint venture discussed above, a number of our other subsidiary asset managers manage Legg Mason Funds. Western Asset Management Company serves as investment advisor to five taxable fixed income funds; Legg Mason Investment Counsel & Trust Company serves as investment advisor to three tax-exempt fixed income funds; Batterymarch Financial Management serves as investment advisor to two international equity funds; Brandywine Global Investment Management serves as investment advisor to two equity funds; and Bartlett & Co. and Barrett Associates serve as investment advisor to one equity fund each.

The Royce Funds consist of 20 mutual funds and 3 closed-end funds that invest primarily in small-cap domestic company stocks. Each of these funds seeks long-term appreciation of capital using a value approach. The funds differ in their approaches to investing in small or micro-cap companies and the universe of securities from which they can select. As of March 31, 2006 and 2005, The Royce Funds included approximately $26.4 billion and $20.6 billion in assets, respectively, substantially all of which were equity-related.

This division also includes our U.S. mutual fund support and distribution operations. These operations support and distribute the Legg Mason Partners Funds and the Legg Mason Funds, and include our mutual fund wholesalers and our institutional funds marketing department. Our mutual fund wholesalers distribute the Legg Mason Partners Funds and the Legg Mason Funds through a number of third party distributors. The Legg Mason Partners Funds are principally distributed to retail investors through Citigroup’s distribution businesses, primarily its retail brokerage business. A number of other distributors also sell these funds. The Legg Mason Funds, which prior to the closing of the strategic transaction with Citigroup were principally distributed by our private client business, will also be primarily distributed to retail investors by Citigroup’s distribution businesses. Institutional share classes of the Legg Mason Partners Funds and the Legg Mason Funds are primarily distributed to institutional clients by our institutional funds marketing department. The Royce Funds are primarily distributed through non-affiliated funds supermarkets, non-affiliated wrap programs, and direct distribution. In addition, two of the portfolios in The Royce Funds are distributed only through insurance companies.

Our Mutual Funds/Managed Services division also includes the Western Asset Funds, a proprietary family of U.S. mutual funds that are marketed primarily to institutional investors. Western Asset Management Company sponsors these funds and manages them using a team approach under the supervision of Western Asset’s investment committee. The funds primarily invest in fixed income securities. Western Asset also manages four closed-end funds. The Western Asset Funds are marketed to institutional investors primarily through our institutional funds marketing department.

Retail Separately Managed Account Programs

ClearBridge Advisors is a leading provider of asset management services to retail separately managed account programs, such as wrap programs. These programs typically allow securities brokers, life and variable annuity agents or other distributors to offer their clients the opportunity to choose from a number of asset management services pursuing different investment strategies provided by one or more asset managers and generally charge an all-inclusive fee that covers asset management, trade execution, asset allocation and custodial and administrative services. ClearBridge Advisors provides investment management services to a number of retail separately managed account programs, including equity management services employing all-cap growth and value and large-cap growth strategies. ClearBridge’s retail separately managed account services are distributed by our wholesalers primarily through programs sponsored by Citigroup’s distributors, however ClearBridge Advisors also provides these services to programs offered by other distributors. Certain of our other asset managers that are not part of this division also provide investment advisory services to retail separately managed account programs.

Offshore and Other Funds

Our Mutual Funds/Managed Services division also includes numerous proprietary funds that are domiciled outside the United States and are sponsored and distributed by several of our subsidiaries. These funds are domiciled in countries around the world, including Ireland, Luxembourg, the United Kingdom, Poland, Hong Kong, Singapore, Japan, Australia, Chile, Brazil, Canada, the Cayman Islands and the Netherlands Antilles. Our non-U.S. funds include equity, fixed income, money market and balanced funds that are primarily managed or sub-advised by Legg Mason Capital Management, Legg Mason International Equities, ClearBridge Advisors, Western Asset Management, Batterymarch Financial Management, Royce & Associates, Private Capital Management and Brandywine. These funds are offered for sale only outside of the United States to non-U.S. persons and are a means of distributing our asset management capabilities around the world. As of March 31, 2006, we sponsored and managed over 200 of these non-U.S. funds, which had an aggregate of approximately $59.3 billion in assets under management.

Western Asset sponsors and manages non-U.S. funds that are domiciled in Ireland, the Cayman Islands and Brazil. The Ireland and Cayman Islands funds are distributed globally to non-U.S. institutional investors by Western Asset’s sales teams located in its non-U.S. offices. Western Asset distributes its Brazilian funds locally to Brazilian investors through Western Asset’s sales teams in its Sao Paulo offices. Legg Mason Canada sponsors and distributes a variety of Canadian registered mutual funds and unregistered pooled investment vehicles, which are offered to retail and institutional investors in Canada. The Legg Mason Canada funds are managed by Legg Mason Canada, a number of our other Institutional asset managers and Private Capital Management.

Institutional Division

Our Institutional division includes our asset managers that primarily provide asset management services to institutional clients. These asset managers manage a wide range of domestic, international and global equity, balanced, fixed income and cash management portfolios for their domestic and international institutional clients. Our domestic and international institutional clients include pension and other retirement funds, corporations, insurance companies, endowments and foundations and governments. All of these asset managers also manage proprietary funds that are included in our Mutual Funds/Managed Services division. For the fiscal years ended March 31, 2006, 2005 and 2004, the asset managers in our Institutional division generated aggregate revenues of $747.0 million, $515.4 million and $424.8 million, respectively. Our seven Institutional asset managers, including the institutional businesses of Legg Mason Capital Management and Western Asset Management, are described below.

As of March 31, 2006 and 2005, our Institutional asset managers managed assets with a value of $444.8 billion and $247.6 billion, respectively (excluding assets with a value of $10.8 billion and $2.0 billion, respectively, in proprietary funds managed by these asset managers). Almost 79% of the assets managed by our Institutional managers (excluding assets in proprietary funds managed by these asset managers) are in fixed income accounts managed, or supervised (as discussed below), by Western Asset Management. Similarly, approximately 44% of the growth in assets managed by these asset managers (excluding assets in proprietary funds managed by our Institutional asset managers), excluding growth resulting from the acquisition of CAM, resulted from growth in fixed income assets managed, or supervised, by Western Asset. In addition, Brandywine, Batterymarch and Legg Mason Capital Management

increased their managed assets during the fiscal year. A majority of the growth in assets managed by the asset managers in this division during the fiscal year (excluding assets in proprietary funds managed by these asset managers) resulted from the acquisition of CAM, approximately 23% of the growth in assets managed by the asset managers in this division during the fiscal year (excluding assets in proprietary funds managed by these asset managers) resulted from positive net client cash flows, and asset appreciation also contributed to the growth during the fiscal year.

United States Institutional Asset Management Operations

Western Asset Management Company is a leading global fixed income asset manager for institutional clients. Western Asset operates globally; its United States operations are discussed in this section and its international operations are discussed below. Headquartered in Pasadena, California, Western Asset offers a broad range of products spanning the yield curve and encompassing the world’s major bond markets including a suite of limited duration and core products as well as a variety of sector-oriented and global products. Among the services Western Asset provides are management of separate accounts and management of mutual funds, closed-end funds and other structured investment products.

We are in the process of integrating substantially all of the fixed income asset management operations acquired from Citigroup into Western Asset. Western Asset currently supervises the management of fixed income assets by the acquired business and, as the business is integrated into Western Asset, Western will become the manager of the assets. CAM’s U.S. fixed income management operations, based in New York, New York and Stamford, Connecticut, are in the process of being combined into Western Asset. The business that is being integrated into Western Asset includes management of “core” fixed income portfolios, emerging market and high yield portfolios, municipal portfolios and liquidity products. In addition, as part of the integration, Western Asset will become the manager of the fixed income and liquidity funds in the Legg Mason Partners Funds family.

Brandywine Global Investment Management, LLC manages equity and fixed income, including global and international fixed income, portfolios for institutional and, through wrap accounts, high net worth individual clients. Brandywine, based in Philadelphia, Pennsylvania, pursues a value investing approach in its management of both equity and fixed income assets.

Legg Mason Capital Management, Inc.’s institutional business manages equity portfolios primarily for institutional accounts. Legg Mason Capital Management generally uses the same management style and approaches in managing institutional accounts that it uses in managing mutual funds.

Batterymarch Financial Management, Inc. manages U.S., international and emerging markets equity portfolios for institutional clients. Based in Boston, Massachusetts, Batterymarch primarily uses a quantitative approach to asset management. The firm’s investment process for U.S. and international portfolios, other than emerging market portfolios, is designed to enhance the fundamental investment disciplines by using quantitative tools to process fundamental data. A portion of the equity asset management business that was acquired from Citigroup, including the “systematic equity” and “global equities” product lines, is being integrated into Batterymarch.

Legg Mason Real Estate Investors, Inc. primarily sponsors and manages private investment vehicles that invest debt and equity in commercial real estate. Legg Mason Real Estate Investors is located in Los Angeles, California and currently manages three investment vehicles.

International Institutional Asset Management Operations

Prior to the CAM acquisition, Western Asset Management Company’s international operations have been operated through Western Asset Management Company Limited in the United Kingdom and Legg Mason Asset Management (Asia) Pte Ltd in Singapore. Based in London, Western Asset Limited manages non-U.S. dollar currency and fixed income assets for many of the international clients of Western Asset. Similarly, Legg Mason Asset

Management (Asia) Pte Ltd manages non-U.S. dollar fixed income assets for many of Western Asset’s Asian clients. Both of these companies are completely integrated into, and are part of, Western Asset.

Western Asset Management’s international operations are being significantly expanded by the integration of the CAM fixed income business. Upon completion of this integration, Western Asset Management will have additional asset management operations in the United Kingdom, Japan, Brazil, Australia, Singapore and Hong Kong. Western Asset Management supervises all of these operations and ultimately will manage them, or merge them into its existing operations. CAM’s international fixed income business that will be integrated into Western Asset includes one client that represents approximately 6% of our total assets under management but generates less than 1% of our revenues. CAM’s international fixed income business includes management of liquidity products and Asian, Brazilian, European and United Kingdom local currency fixed income securities.

Legg Mason International Equities is an international equity manager that previously was part of the CAM business. Headquartered in London, England, Legg Mason International Equities also has investment management capabilities in New York, Tokyo, Hong Kong, Singapore, Melbourne, Sao Paulo and Warsaw. Legg Mason International Equities’ investment expertise spans the global emerging markets, Asia (including China and Japan), Australia, Central Europe and South America.

Legg Mason Canada is an institutional investment manager headquartered in Toronto, Canada. Legg Mason Canada provides investment management services for, among others, pension plans for public and private sector entities, managed on both a separate account and pooled basis; government sponsored funds; insurance companies; trusts and foundations; and individual investors, whose portfolios are managed separately or on a pooled basis. Legg Mason Canada offers Canadian products managed in a number of different fixed income and equity investment styles, and, through sub-advisory or other arrangements with certain of our other asset managers, management of non-Canadian assets.

International expansion has been a recent theme of our Institutional asset managers. In addition to the international business added in the Citigroup transaction, Western Asset Management has experienced strong organic growth in its international business and clients. Brandywine, Batterymarch and Legg Mason Capital Management have also all experienced growth in their assets managed for non-U.S. clients. In addition, Brandywine has an office in Singapore and Batterymarch has an office in London.

Each of our Institutional asset managers has one or more marketing groups. These marketers distribute the business’ services to potential clients, both directly and through consultants. Consultants play a large role in the institutional asset management business by helping clients select and retain asset managers. Institutional asset management clients and their consultants tend to be highly sophisticated and investment performance-driven.

Wealth Management Division

Our Wealth Management asset managers provide customized discretionary investment management services and products to high net worth individuals and families, endowments, foundations and institutions. Our Wealth Managers seek to provide portfolio management, client service and other financial services in a manner that is tailored to meet our clients’ particular needs and objectives. In addition, this division includes Permal Group, which was acquired in November 2005 and is a global funds-of-hedge funds manager that manages products primarily distributed to high net worth clients outside the United States. For the fiscal years ended March 31, 2006, 2005 and 2004, our Wealth Managers generated aggregate revenues of $568.2 million, $331.3 million and $228.2 million, respectively. The eight asset managers included in this division are described in more detail below.

As of March 31, 2006 and 2005, our Wealth Managers managed assets with a value of $66.3 billion and $44.8 billion, respectively (excluding assets with a value of $716.0 million and $1.2 billion, respectively, in proprietary funds managed by these asset managers other than Permal). The assets managed by this division as of March 31, 2005 exclude $4.1 billion of wealth management assets managed by subsidiaries that were not part of our asset management business and have subsequently been sold. Approximately 44% of the assets managed by our Wealth Managers (excluding assets in proprietary funds managed by these asset managers other than Permal) are managed by Private Capital Management and approximately 35% of the assets managed by our Wealth Managers (excluding assets in proprietary funds managed by these asset managers other than Permal) are managed by Permal. During the fiscal year, growth in assets managed by Permal after the acquisition was partially offset by a reduction in the assets managed by the other asset managers in this division, in aggregate, during the fiscal year. Virtually all of the growth in assets managed by the asset managers in this division during the fiscal year (excluding assets in proprietary funds managed by these asset managers other than Permal) resulted from the acquisition of Permal, with asset appreciation during the year being offset by negative client cash flows during the fiscal year for the division as a whole.

We have recently conducted restructurings and consolidations among our Wealth Managers. Effective April 1, 2005, Barrett Associates became a subsidiary of Legg Mason Investment Counsel & Trust Company, National Association. Effective April 1, 2006, our Wealth Manager Legg Mason Focus Capital was merged into Legg Mason Investment Counsel, LLC, and Legg Mason Investment Counsel, LLC became a subsidiary of Legg Mason Investment Counsel & Trust Company.

Traditional Wealth Management Businesses

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

Legg Mason Investment Counsel & Trust Company, National Association is a national banking association with authority to exercise trust powers. Operating out of Baltimore, Maryland, Legg Mason Investment Counsel & Trust Company provides services as a trustee for trusts established by our individual and employee benefit plan clients and manages fixed income and equity assets. Through a number of our asset managers, including subsidiaries of Legg Mason Investment Counsel & Trust Company, we provide asset management services for a significant portion of the assets held in Legg Mason Investment Counsel & Trust Company’s accounts.

Legg Mason Investment Counsel, LLC manages equity, fixed income and balanced portfolios for high net worth individual and institutional clients. Legg Mason Investment Counsel is headquartered in Baltimore, Maryland and operates out of offices in New York, Chicago, Cincinnati and Philadelphia. On April 1, 2006, Legg Mason Investment Counsel became a subsidiary of Legg Mason Investment Counsel & Trust Company.

Barrett Associates, Inc., including its Seifert Group division, is an equity asset manager for high net worth individuals and families, endowments and foundations. Based in New York, New York, Barrett Associates’ focus is to build wealth for its clients through the selection of stocks of high quality companies. Barrett delivers services through separately managed portfolios for individuals and institutions as well as through a proprietary mutual fund, the Barrett Growth Fund. Effective April 1, 2005, Barrett Associates became a subsidiary of Legg Mason Investment Counsel & Trust Company.

Berkshire Asset Management, Inc. provides equity, balanced and intermediate duration high quality fixed income asset management services to individuals and institutions through separate accounts and limited partnerships. Based in Wilkes-Barre, Pennsylvania, Berkshire seeks to invest in high quality businesses that are selling at prices below Berkshire’s estimate of intrinsic value.

Bartlett & Co. manages balanced, equity and fixed income portfolios for high net worth individual and institutional clients and follows a value investment philosophy. Bartlett operates out of offices in Cincinnati, Ohio and Indianapolis, Indiana. Bartlett’s research and stock selection criteria emphasize a variety of fundamental factors, and Bartlett seeks to invest in companies that generally possess some combination of the following characteristics: financial strength, potential for growth of earnings and dividends, attractive profitability characteristics, sustainable competitive advantage and shareholder-oriented management.

Legg Mason Focus Capital, Inc., which on April 1, 2006 was merged into Legg Mason Investment Counsel, LLC, primarily served equity investors from its offices in Bala Cynwyd and Bryn Mawr, Pennsylvania.

Bingham Legg Advisers LLC is a joint venture that is equally owned by Legg Mason and Bingham McCutchen LLP, a Boston-based law firm. Because Bingham Legg is a joint venture in which we own 50%, we include 50% of the assets it manages within our assets under management. Bingham Legg focuses on clients with a minimum of $1 million to invest.

Each of our traditional Wealth Management businesses retains its own investment style and regional operations, seeking to generate ongoing growth in its core business through direct new business efforts in its market.

Funds-of-Hedge Funds Business

Effective as of November 1, 2005, we acquired Permal Group Ltd. Permal is a leading global funds-of-hedge funds management firm that primarily sponsors and manages funds that are sold outside the United States to non-U.S. investors. Permal offers a variety of multi-manager and single-manager investment funds. Permal also manages private portfolios and U.S. funds, and provides advisory services in connection with structured products. Its products and services cover different regions, strategies and target risk/return objectives. Permal selects from among hundreds of investment managers and investment firms in designing portfolios that are intended to meet a wide variety of specific investment objectives. In managing its multi-manager funds, Permal’s objective is to participate significantly in strong markets, preserve capital in down or volatile markets and outperform market indices over a full market cycle with reduced risk, rather than seeking to achieve investment returns that are not very correlated with the returns of the overall market. Currently, Permal’s products include 20 multi-manager funds (excluding feeder funds and including one fund for which Permal serves as sub-advisor), 16 single manager funds and 8 multi-manager private equity funds, and it provides advisory services in connection with managed account portfolios and structured products.

Permal’s multi-manager and single-manager funds (other than its U.S. funds) are sold outside the United States to non-U.S. investors. These funds are distributed to high net worth clients through a network of financial intermediaries. Permal has developed strong relationships with its financial intermediaries, which has resulted in wide international distribution of the Permal funds.

Employees

At March 31, 2006, we had approximately 3,800 employees. None of our employees is covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory. However, competition for experienced asset management personnel is intense and from time to time we may experience a loss of valuable personnel. We recognize the importance to our business of hiring, training and retaining skilled professionals.

Competition

We are engaged in an extremely competitive business and are subject to substantial competition in all aspects of our business. Our competition includes, with respect to one or more aspects of our business, numerous international and domestic asset management firms and broker-dealers, mutual fund complexes, hedge funds, commercial banks, insurance companies, other investment companies and other financial institutions. Many of these organizations offer products and services that are similar to, or compete with, those we offer and have substantially more personnel and greater financial resources than we have. Some of these competitors have proprietary products and distribution channels that make it more difficult for us to compete with them. In addition, many of our competitors have long-standing and established relationships with distributors and clients. The principal competitive factors relating to our business are the quality of advice and services provided to investors, the performance records of that advice and service, the reputation of the company providing the services, the price of the services and distribution relationships and compensation.

Competition in our business periodically has been affected by significant developments in the asset management industry. See “Item 1A. Risk Factors — Competition in the Asset Management Industry Could Reduce our Revenues and Net Income.”

Regulation

The asset management industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Asset management firms are also subject to regulation by self-regulatory authorities and state securities commissions in those states in which they conduct business. In addition, asset management firms are subject to regulation by various foreign governments, securities exchanges, central banks and regulatory bodies, particularly in those countries where they have established offices. Due to the extensive laws and regulations to which we are subject, we must devote substantial time, expense and effort to legal and regulatory compliance issues.

Our asset managers and proprietary mutual funds are subject to extensive regulation. Our U.S. asset managers are registered as investment advisors with the SEC and are also required to make notice filings in certain states. Virtually all aspects of the asset management business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to protect the asset management clients and generally grant supervisory agencies and bodies broad administrative powers and other remedies, including the power to limit or restrict an investment advisor from conducting its asset management business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, limitations on the asset managers engaging in the asset management business for specified periods of time, the revocation of registrations, censures and fines. A regulatory proceeding, regardless of whether it results in a sanction, can require substantial expenditures and can have an adverse effect on the reputation or business of an asset manager. Regulators also have available a variety of informal enforcement mechanisms that could have a significant impact on our business.

During prior years, abuses by certain participants in the mutual fund industry, including activities relating to market timing, late trading and selective disclosure of portfolio holdings, prompted legislative and regulatory scrutiny of a wide range of fund-related activities. This scrutiny has resulted in the adoption or proposal of a number of new regulatory rules and legislative initiatives to increase regulatory oversight of the mutual fund and asset management industries. In particular, the SEC has proposed rules designed to strengthen existing prohibitions relating to late trading and adopted or proposed numerous rules to enhance required disclosure of mutual fund policies on a number of subjects, including frequent trading, portfolio holdings dissemination, valuation, portfolio managers, contract renewals and compensation of broker-dealers. In addition, the SEC has also adopted and proposed additional rules addressing changes to mutual funds, corporate governance, the adoption of compliance policies, the designation of a chief compliance officer by funds and investment advisors and the adoption of redemption fees by funds. These actions and any additional legislative and regulatory actions taken to address abuses are still being assimilated but have already affected the manner in which funds and their service providers conduct business. Over time, it is possible that the cumulative effect of these actions will result in increased fund expenses, or lower management or other fees, and therefore adversely affect the revenues or profitability of mutual fund businesses.

Our asset managers also may be subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and related regulations, particularly insofar as they act as a “fiduciary” under ERISA with respect to benefit plan clients. ERISA and related provisions of the Internal Revenue Code impose duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of ERISA plan clients and certain transactions by the fiduciaries (and several other related parties) to the plans. In addition, Legg Mason Investment Counsel & Trust Company, is regulated by the Office of the Comptroller of the Currency.

In our international business we have subsidiaries domiciled in the United Kingdom, Luxembourg, Poland, Chile, Brazil, Japan, Hong Kong, Taiwan, Singapore and Australia that are subject to the laws of, and to supervision by governmental authorities in, these jurisdictions. Our international subsidiaries are also authorized or licensed to offer their products and services in several other countries around the world and thus are subject to the laws of, and to supervision by governmental authorities in, these additional countries. In addition, a subsidiary of Permal is a Bahamas bank regulated by the Central Bank of the Bahamas. Our offshore proprietary funds are subject to the laws and regulatory bodies of the jurisdictions in which they are domiciled and, for funds listed on exchanges, to the rules of the applicable exchanges. Certain of our funds domiciled in Ireland and Luxembourg are also registered for public sale in several countries around the world and are subject to the laws of, and supervision by the governmental authorities of, those countries. All of these non-U.S. governmental authorities generally have broad supervisory and disciplinary powers, including, among others, the power to set minimum capital requirements, to temporarily or permanently revoke the authorization to carry on regulated business, to suspend registered employees, and to invoke censures and fines for both the regulated business and its registered employees.

Our broker-dealer subsidiaries, which primarily distribute certain of our asset management products, are subject to regulations that cover all aspects of the securities business. Much of the regulation of broker-dealers has been delegated to self-regulatory authorities, principally the NASD and the securities exchanges. These self-regulatory organizations conduct periodic examinations of member broker-dealers in accordance with rules they have adopted and amended from time to time, subject to approval by the SEC. The SEC, self-regulatory authorities and state securities commissions may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. These administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and can have an adverse impact on the reputation or business of a broker-dealer. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of the regulated entity.

Net Capital Requirements

Our broker-dealer subsidiaries, which primarily distribute our products and services, are subject to net capital rules which mandate that they maintain certain levels of capital. In addition, certain of our subsidiaries that operate outside the United States are subject to net capital requirements in the jurisdictions in which they operate. For example, our United Kingdom-based subsidiaries and our Singapore-based subsidiaries are subject to the net capital requirements of the Financial Services Authority and the Monetary Authority of Singapore, respectively.

ITEM 1A. RISK FACTORS.

Our business, and the asset management industry in general, is subject to numerous risks, uncertainties and other factors that could negatively affect our business or results of operations. These risks, uncertainties and other factors, including the ones discussed below and those discussed elsewhere herein and in our other filings with the SEC, could cause actual results to differ materially from any forward-looking statements that we or any of our employees may make.

Poor Investment Performance Could Lead to a Loss of Assets Under Management and a Decline in Revenues

We believe that investment performance is one of the most important factors for the maintenance and growth of our assets under management. Poor investment performance, either on an absolute or relative basis, could impair our revenues and growth because:

•	existing clients might withdraw funds in favor of better performing products, which would result in lower investment advisory and other fees; or

•	our ability to attract funds from existing and new clients might diminish.

If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced.

Unavailability of Appropriate Investment Opportunities Could Hamper our Investment Performance or Growth

An important component of investment performance is the availability of appropriate investment opportunities for new client funds. If any of our asset managers is not able to find sufficient investments for new client assets in a timely manner, the asset manager’s investment performance could be adversely affected. Alternatively, if one of our asset managers does not have sufficient investment opportunities for new funds, it may elect to limit its growth by reducing the rate at which it receives new funds. Depending on, among other factors, prevailing market conditions, the asset manager’s investment style, regulatory and other limits and the market sectors and types of opportunities in which the asset manager typically invests (such as less capitalized companies and other more thinly traded securities in which relatively smaller investments are typically made), the risks of not having sufficient investment opportunities may increase when an asset manager increases its assets under management, particularly when the increase occurs very quickly. A number of our asset managers, including Western Asset Management Company, Permal Group, Royce & Associates and Private Capital Management, have had relatively large increases in their assets under management in recent years. Four of The Royce Funds are currently closed to new investors. Royce & Associates primarily invests in small-cap and micro-cap companies. Private Capital Management is an all-cap manager that focuses to a significant degree on companies with market capitalizations between $500 million and $20 billion. Consistent with its investment style, the pace of Private Capital Management’s investment of new client assets may be significantly impacted by its view of current market conditions. If our asset managers are not able to identify sufficient investment opportunities for new client funds, their investment performance or ability to continue to grow may be reduced.

Assets Under Management May Be Withdrawn, Which May Reduce our Revenues and Net Income

Our investment advisory and administrative contracts are generally terminable at will or upon relatively short notice, and investors in the mutual funds that we manage may redeem their investments in the funds at any time without prior notice. Institutional and individual clients can terminate their relationships with us, reduce the aggregate amount of assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, changes in investment preferences of clients, changes in our reputation in the marketplace, changes in management or control of clients or third party distributors with whom we have relationships, loss of key investment management personnel and financial market performance. For example, in a declining stock market, the pace of mutual fund redemptions and withdrawal of assets from other accounts could accelerate. Poor investment performance generally or relative to other investment management firms tends to result in decreased purchases of fund shares, increased redemptions of fund shares, and the loss of institutional or individual accounts. A decrease in our assets under management may reduce our revenues and, if our revenues decline without a commensurate reduction in our expenses, reduce our net income.

Our Mutual Fund Management Contracts May Not Be Renewed, Which May Reduce our Revenues and Net Income

A substantial portion of our revenues comes from managing U.S. mutual funds. We generally manage these funds pursuant to management contracts with the funds that must be renewed and approved by the funds’ boards of directors annually. A majority of the directors of each mutual fund are independent from us. There can be no assurance that the board of directors of each fund that we manage will approve the fund’s management contract each year, or won’t condition its approval on the terms of the management contract being revised in a way that is adverse to us. If a mutual fund management contract is not renewed, or is revised in a way that is adverse to us, it could result in a reduction in our revenues and, if our revenues decline without a commensurate reduction in our expenses, our net income will be reduced.

Changes in Securities Markets and Prices May Affect our Revenues and Net Income

A large portion of our revenues is derived from investment advisory contracts with clients. Under these contracts, the investment advisory fees we receive are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities generally may cause our revenues and income to decline by:

•	causing the value of our assets under management to decrease, which would result in lower investment advisory and other fees;

•	causing our clients to withdraw funds in favor of investments they perceive offer greater opportunity or lower risk, which would also result in lower investment advisory and other fees; or

•	decreasing the performance fees earned by our asset managers.

If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced.

There are substantial fluctuations in price levels in the securities markets. These fluctuations can occur on a daily basis and over longer periods as a result of a variety of factors, including national and international economic and political events, broad trends in business and finance, and interest rate movements. Reduced securities market prices generally may result in reduced revenues from lower levels of assets under management and loss or reduction in incentive and performance fees. Periods of reduced market prices may adversely affect our profitability because fixed costs remain relatively unchanged. Because we operate in one industry, the business cycles of our asset managers may occur contemporaneously. Consequently, the effect of an economic downturn may have a magnified negative effect on our business.

Increases in Interest Rates Could Have Adverse Effects on our Fixed Income and Liquidity Assets Under Management

As of March 31, 2006, approximately 45.4% of our assets under management were fixed income-related and approximately 17.1% were liquidity assets. Increases in interest rates from their present levels may adversely affect the net asset values of these assets. In addition, in a rising interest rate environment institutional investors may shift liquidity assets that we manage in pooled investment vehicles to direct investments in the types of assets in which the pooled vehicles invest in order to realize higher yields. Furthermore, increases in interest rates may result in reduced prices in equity markets. Any of these effects could lower our assets under management and revenues and, if our revenues decline without a corresponding decline in our expenses, reduce our net income.

Competition in the Asset Management Industry Could Reduce our Revenues and Net Income

The asset management industry in which we are engaged is extremely competitive and we face substantial competition in all aspects of our business. We compete with numerous international and domestic asset management firms and broker-dealers, mutual fund complexes, hedge funds, commercial banks, insurance companies, other investment companies and other financial institutions. Many of these organizations offer products and services that are similar to, or compete with, those offered by our asset managers and have substantially more personnel and greater financial resources than we do. Some of these competitors have proprietary products and distribution channels that make it more difficult for us to compete with them. In addition, many of our competitors have long-standing and established relationships with distributors and clients. From time to time, our asset managers also compete with each other for clients and assets under management. Our ability to compete may be adversely affected if our asset managers lose key employees or underperform in comparison to relevant performance benchmarks or peer groups.

A sizable number of new asset management firms and mutual funds have been established in the last ten years, increasing our competition. In addition, the asset management industry has experienced consolidation as numerous asset management firms have either been acquired by other financial services firms or ceased operations. In many cases, this has resulted in firms with greater financial resources than we have. In addition, a number of heavily capitalized companies, including commercial banks and foreign entities have made investments in and acquired asset management firms. Access to mutual funds distribution channels has also become increasingly competitive. All of these factors could make it more difficult for us to compete, and no assurance can be given that we will be successful in competing and growing our assets under management and business. If clients and potential clients decide to use the services of competitors, it could reduce our revenues and growth rate, and if our revenues decrease without a corresponding decline in our expenses, our net income will be reduced. In addition, our asset managers are not typically the lowest cost provider of asset management services. To the extent that we compete on the basis of price in any of our businesses, we may not be able to maintain our current fee structure in that business, which could adversely affect our revenues and net income.

We May Not Be Able to Continue our Growth

Our operating revenues increased 68.4% and 36.2% in the fiscal years ended March 31, 2006 and 2005, respectively, while over the same periods our diluted earnings per share from continuing operations increased 30.9% and 52.4%. There may be any number of factors that reduce our growth rate, potentially including the acquisition and integration of the CAM business. Accordingly, there can be no assurance that we will be able to continue to grow our business, or that our asset managers will be able to maintain their investment or operating performance, at historical levels or at currently anticipated levels.

If We Are Unable to Maintain our Fee Levels, It Could Reduce our Revenues and Margins

Our profit margins and net income are dependent in part on our ability to maintain current fee levels for the products and services that our asset managers offer. There has been a trend toward lower fees in some segments of the asset management industry, and no assurances can be given that we will be able to maintain our current fee structure. Competition could lead to our asset managers reducing the fees that they charge their clients for products and services. See “Competition in the Asset Management Industry Could Reduce our Revenues and Net Income.” In addition, our asset managers may be required to reduce their fee levels, or restructure the fees they charge, because of, among other things, regulatory initiatives or proceedings that are either industry-wide or specifically targeted or court decisions. For example, several firms in the mutual fund business have agreed to reduce the management fees that they charge registered mutual funds as part of regulatory settlements. A reduction or other change in the fees that our asset managers charge for their products and services could reduce our revenues and net income. See “Item 1. Business — Regulation.”

We May Engage in Strategic Transactions That Could Create Risks

As part of our business strategy, we regularly review, and from time to time have discussions with respect to potential strategic transactions, including potential acquisitions, dispositions, consolidations, joint ventures or similar transactions, some of which may be material. There can be no assurance that we will find suitable candidates for strategic transactions at acceptable prices, have sufficient capital resources to accomplish our strategy, or be successful in entering into agreements for desired transactions. In addition, these transactions, including our recent acquisitions of the CAM business and Permal, typically involve a number of risks and present financial, managerial and operational challenges, including:

•	adverse effects on our reported earnings per share in the event acquired intangible assets or goodwill become impaired;

•	existence of unknown liabilities or contingencies that arise after closing; and

•	potential disputes with counterparties.

Acquisitions, including our recently completed acquisitions, also pose the risk that any business we acquire may lose customers or employees or could under-perform relative to expectations. We could also experience financial or other setbacks if transactions encounter unanticipated problems, including problems related to execution or integration. Following the completion of an acquisition, we may have to rely on the seller to provide administrative and other support, including financial reporting and internal controls, to the acquired business for a period of time. There can be no assurance that the seller will do so in a manner that is acceptable to us.

Strategic transactions typically are announced publicly even though they may remain subject to numerous closing conditions, contingencies and approvals and there is no assurance that any announced transaction will actually be consummated. The failure to consummate an announced transaction could have an adverse effect on us. Future transactions may also further increase our leverage or, if we issue equity securities to pay for acquisitions, dilute the holdings of our existing stockholders.

Regulatory Matters May Negatively Affect our Business and Results of Operations

Our business is subject to regulation by various regulatory authorities that are charged with protecting the interests of our clients. See “Item 1. Business — Regulation.” We could be subject to civil liability, criminal liability, or sanction, including revocation of our subsidiaries’ registrations as investment advisers, revocation of the licenses of our employees, censures, fines, or temporary suspension or permanent bar from conducting business, if we violate such laws or regulations. Any such liability or sanction could have a material adverse effect on our financial condition, results of operations, and business prospects. In addition, the regulatory environment in which we operate frequently changes and has seen significant increased regulation in recent years. We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations. Our business and results of operations can also be adversely affected by Federal, state and foreign regulatory issues and proceedings.

Our broker-dealer subsidiaries and many of our foreign subsidiaries are subject to net capital rules and requirements, which mandate that they maintain certain levels of capital. A significant operating loss or extraordinary charge against net capital may adversely affect the ability of these subsidiaries to expand or even maintain their present levels of business.

Financial scandals have led to insecurity and uncertainty in the financial markets. In response to these scandals, the Sarbanes-Oxley Act of 2002 effected significant changes to corporate governance, accounting requirements and corporate reporting. This law generally applies to all companies, including us, with equity or debt securities registered under the Securities Exchange Act of 1934, as amended. We have taken numerous actions, and incurred substantial expenses, over the last several years to comply with the Sarbanes-Oxley Act, related regulations promulgated by the SEC and other corporate governance requirements of the NYSE.

If our Reputation Is Harmed, We Could Suffer Losses In our Business, Revenues and Net Income

Our business depends on earning and maintaining the trust and confidence of clients and other market participants, and the resulting good reputation is critical to our business. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries, employee misconduct and rumors, among other things, can substantially damage our reputation, even if they are baseless or satisfactorily addressed. Any damage to our reputation could impede our ability to attract and retain clients and key personnel, and lead to a reduction in the amount of our assets under management, any of which could have a material adverse effect on our revenues and net income.

Failure to Properly Address Conflicts of Interest Could Harm our Reputation, Business and Results of Operations

As we have expanded the scope of our businesses and our client base, we must continue to address conflicts between our interests and those of our clients. In addition, the SEC and other regulators have increased their scrutiny of potential conflicts of interest. We have procedures and controls that are reasonably designed to address these issues. However, appropriately dealing with conflicts of interest is complex and difficult and if we fail, or appear to fail, to deal appropriately with conflicts of interest, we could face reputational damage, litigation or regulatory proceedings or penalties, any of which may adversely affect our revenues or net income.

Our Business Involves Risks of Being Engaged in Litigation and Liability Which Could Increase our Expenses and Reduce our Net Income

Many aspects of our business involve substantial risks of liability. In the normal course of business, our asset managers have been named as defendants or co-defendants in lawsuits seeking substantial damages. We are also involved from time to time in governmental and self-regulatory agency investigations and proceedings. Similarly, the investment funds that our asset managers manage are subject to lawsuits and governmental and self-regulatory investigations and proceedings, any of which could harm the investment returns or reputation of the applicable fund or result in our asset managers being liable to the funds for any resulting damages. There has been an increased incidence of litigation and regulatory investigations in the asset management industry in recent years, including customer claims as well as class action suits seeking substantial damages. In our strategic transaction with Citigroup, we transferred to Citigroup the subsidiaries that constituted our private client and capital markets businesses, thus transferring the entities that would have primary liability for a majority of the client complaint, litigation and regulatory liabilities and proceedings arising from those businesses. However, as part of that transaction, we agreed to indemnify Citigroup for most pre-closing legal matters of these businesses. Similarly, although we acquired from Citigroup the companies that would have primary liability for certain pre-closing legal matters arising from the CAM business, Citigroup has agreed to indemnify us for most pre-closing legal matters of the CAM business. There can be no assurances that Citigroup will, or will be able to, meet its indemnification obligations. See “Item 3. Legal Proceedings.”

Insurance May Not Be Available on a Cost Effective Basis to Protect us From Liability

We face the inherent risk of liability related to litigation from clients or third party vendors and actions taken by regulatory agencies. To help protect against these potential liabilities, we purchase insurance in amounts, and against risks, that we consider appropriate. There can be no assurance, however, that a claim or claims will be covered by insurance or, if covered, will not exceed the limits of available insurance coverage, that any insurer will remain solvent and will meet its obligations to provide us with coverage or that insurance coverage will continue to be available with sufficient limits at a reasonable cost. Over the last several years, insurance expenses have increased significantly and we expect further increases to be significant going forward. In addition, certain insurance coverage may not be available or may only be available at prohibitive costs. Renewals of insurance policies may expose us to additional costs through higher premiums or the assumption of higher deductibles or co-insurance liability.

Failure to Comply With Contractual Requirements or Guidelines Could Result in Liability and Loss Of Assets Under Management, Both of Which Could Cause our Net Income to Decline

The asset management contracts under which we manage client assets, including contracts with investment funds, often specify guidelines or contractual requirements that we are obligated to observe in providing asset management services. A failure to comply with these guidelines or requirements could result in damage to our reputation, liability to the client or the client reducing its assets under our management, any of which could cause our revenues and net income to decline.

Loss of Key Personnel Could Harm our Business

We are dependent on the continued services of our management team, including our Chief Executive Officer, and a number of our key asset management personnel. The loss of any of such personnel without adequate replacement could have a material adverse effect on us. Moreover, since certain of our asset managers contribute significantly to our revenues and net income, the loss of even a small number of key personnel at these businesses could have a disproportionate impact on our overall business. Additionally, we need qualified managers and skilled employees with asset management experience in order to operate our business successfully. The market for experienced asset management professionals is extremely competitive and is increasingly characterized by the movement of employees among different firms. Due to the competitive market for asset management professionals and the success of some of our employees, our costs to attract and retain key employees are significant and will likely increase over time. From time to time we may work with key employees to revise revenue sharing and other employment-related terms to reflect current circumstances. In addition, since many of the individual employees at our asset managers often maintain a strong, personal relationship with their clients that is based on the clients’ trust in the employee, the departure of one or more of these employees could cause the business to lose client accounts, which could have a material adverse effect on our results of operations and financial condition. If we are unable to attract and retain qualified individuals or our costs to do so increase significantly, our operations and financial results would be materially adversely affected.

Our Business is Subject to Numerous Operational Risks

We must be able to consistently and reliably obtain securities pricing information, process client and investor transactions and provide reports and other customer service to our clients and investors. Any failure to keep current and accurate books and records can render us liable to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our clients. If any of our financial, portfolio accounting or other data processing systems do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer an impairment to our liquidity, a financial loss, a disruption of our businesses, liability to clients, regulatory problems or damage to our reputation. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings. In addition, our operations are dependent upon information from, and communications with, third parties, and operational problems at third parties may adversely affect our ability to carry on our business.

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

We depend on our headquarters, the headquarters of our subsidiaries and our operations centers for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our asset managers, or an event disrupting the ability of our employees to perform their job functions, including a disruption involving electrical communications, transportation or other services used by us or third parties with whom we conduct business, directly affecting our headquarters, the headquarters of our subsidiaries or our operations centers may have a material adverse impact on our ability to continue to operate our business without interruption. Although we have disaster recovery programs in place, there can be no assurance that these will be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses.

Potential Impairment of Goodwill and Intangible Assets Could Increase Our Expenses and Reduce our Assets

At March 31, 2006, we had intangible assets of $4.5 billion and goodwill of $2.3 billion. Determining goodwill and intangible assets, and evaluating them for impairment, requires significant management estimates and judgment, including estimating value and assessing life in connection with the allocation of purchase price in the acquisition creating them. Our goodwill and intangible assets may become impaired as a result of any number of factors, including losses of investment management contracts or declines in the value of managed assets. Any impairment of goodwill or intangibles could have a material adverse effect on our results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Intangible Assets and Goodwill.”

Our Leverage May Affect our Business and May Restrict our Operating Results

At March 31, 2006, on a consolidated basis, we had approximately $1.2 billion in total indebtedness and total equity of $5.9 billion, and our intangible assets exceeded our stockholders’ equity by $947.0 million. In addition, we may incur additional indebtedness in the future and, in this regard, have several available credit facilities that are not currently being utilized. The level of our indebtedness could:

•	limit cash flow available for general corporate purposes due to the ongoing cash flow requirements for debt service;

•	limit our ability to obtain additional debt financing in the future or to borrow under our existing credit facilities (most of which require that (i) our ratio of total debt to earnings before interest, taxes, depreciation and amortization not exceed 2.5 to 1 and (ii) our ratio of earnings before interest, taxes, depreciation and amortization to total cash interest payments on all debt exceeds 4 to 1);

•	limit our flexibility in reacting to competitive and other changes in the industry and economic conditions generally;

•	subject us to covenants that limit our flexibility; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.

Our ability to make scheduled payments of principal of, to pay interest on, or to refinance, our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which may be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.

Performance-Based Fee Arrangements May Increase the Volatility of our Revenues

A portion of our investment advisory and related fee revenues is derived from performance fees. Our asset managers earn performance fees under certain client agreements if the investment performance in the portfolio meets or exceeds a specified benchmark. If the investment performance does not meet or exceed the investment return benchmark for a particular period, the asset manager will not generate a performance fee for that period and, if the benchmark is based on cumulative returns, the asset managers’ ability to earn performance fees in future periods may be impaired. During the fiscal years ended March 31, 2006, 2005 and 2004, $101.6 million, $48.9 million and $41.5 million, respectively, of our $2.2 billion, $1.3 billion and $922.1 million in investment advisory revenues from continuing operations were performance fees. Performance fees may become more common in our industry. An increase in performance-based fee arrangements with our clients could create greater fluctuations in our revenues.

We Are Exposed to a Number of Risks Arising From our International Operations

Our asset managers operate in a number of jurisdictions outside of the United States on behalf of international clients. We have offices in numerous countries and many proprietary funds that are domiciled outside the United States. The acquisitions of CAM and Permal substantially increased our international business and operations. Our international operations require us to comply with the legal requirements of foreign jurisdictions, expose us to the political consequences of operating in foreign jurisdictions and subject us to expropriation risks, expatriation controls and potential adverse tax consequences which, among other things, make it more difficult to expatriate to the United States the cash that we generate outside the U.S. Our foreign business operations are also subject to the following risks:

•	difficulty in managing, operating and marketing our international operations;

•	fluctuations in currency exchange rates which may result in substantial negative effects on assets under management and revenues; and

•	significant adverse changes in foreign legal and regulatory environments.

We Rely on Third Parties to Distribute our Mutual Funds and Certain Other Products

In the transaction in which we acquired the CAM business, we transferred our retail securities brokerage and capital markets businesses to Citigroup. Prior to the closing of the transaction, our retail securities brokerage business had been the primary retail distributor of the Legg Mason Funds and both our retail brokerage and our capital markets businesses had distributed a number of our other asset management products and services. As a result of the transaction, we must utilize third party distributors for many of our asset management products and services, which may expose us to risks resulting from the fact that we do not control the distributors. For example, we must compensate the distributors for selling our products and services in amounts that are agreed between them and us but which, in many cases, are largely determined by the distributor. In addition, these distributors generally offer their clients various investment products and services, including proprietary products and services, in addition to and in competition with our products and services.

Pursuant to a Global Distribution Agreement we entered with Citigroup, Citigroup has agreed to distribute certain of our asset management products and services, including the Legg Mason Funds and CAM’s products and services, through its various distribution businesses, and we have agreed that, subject to a few exceptions, Citigroup’s retail securities brokerage will be the exclusive retail distributor of the Legg Mason Funds that are managed by Legg Mason Capital Management for a period of up to three years. The CAM business has historically relied upon Citigroup’s distribution businesses to be the primary distributor of its products and services, and we expect this reliance to continue for some time despite the fact that CAM is no longer under common ownership with the distributors. While the Citigroup and other distributors are compensated for distributing our products and services, there can be no assurances that we will be successful in distributing the Legg Mason Funds and our other products and services, including those managed or offered by CAM, through Citigroup’s distributors, that we will be successful in distributing our products and services through other third party distributors, or that the transfer of our retail securities brokerage and capital markets businesses will not have an adverse effect on our ability to distribute, or the costs of distributing, our products and services. If we are unable to distribute our products and services successfully, it will adversely affect our revenues and net income, and any increase in distribution related expenses could adversely affect our net income.

Distribution fees paid to mutual fund distributors in accordance with Rule 12b-1 promulgated under the Investment Company Act of 1940 (“Rule 12b-1”) are a critical element in the distribution of a number of the mutual funds that we manage. There have been suggestions from regulatory agencies and other industry participants that Rule 12b-1 distribution fees in the mutual fund industry should be reconsidered and, potentially, reduced or eliminated. We believe that distribution related fees paid to financial advisors will remain a key element in the mutual fund industry. However, an industry-wide reduction or restructuring of Rule 12b-1 distribution fees could have a material adverse effect on our ability to distribute certain of the mutual funds we sponsor and, potentially, on our revenues and net income.

The Acquisition of the CAM Business Has Created a Number of Risks

Strategic transactions, like the acquisition of CAM, create numerous uncertainties and risks. CAM is transitioning from being a unit of Citigroup to being a part of Legg Mason, which entails many changes, including changes in senior management and in administrative and other support. We also intend to integrate, and have begun integrating, portions of CAM’s business, including substantially all of its fixed income business, into certain of our other asset managers. These transition activities are complex, and we may encounter expected or unexpected difficulties, or incur expected or unexpected costs, in any of them. If we are unable to retain the key asset management personnel of CAM, because of any of these transitions or for any other reasons, it could have an adverse impact on CAM’s business. Similarly, if CAM is unable to retain its existing, and to acquire new, client relationships as a result of any of the uncertainties discussed above or for any other reasons, it could have an adverse impact on CAM’s business. In addition, there can be no assurances that CAM will perform, financially or otherwise, in the future as well as we expect, or that we will be able to achieve the cost savings we expect from the CAM acquisition. Any of these risks could reduce our revenues or increase our costs, and thus could adversely affect our net income.

Because we transferred our securities brokerage and capital markets businesses in the Citigroup transaction, our sole business is now asset management. As a result, we may be more affected by trends and issues affecting the asset management business, such as industry-wide regulatory issues and inquiries, publicity about, and public perceptions of the industry and asset management industry market cycles.

The Acquisition of Permal has Created a Number of Risks

Through our acquisition of Permal, we have entered into the international funds-of-hedge funds business, a portion of the asset management business in which we had not previously been engaged. The funds-of-hedge funds business and Permal have both grown rapidly over the last several years, and no assurances can be given that this growth will continue or these growth rates will be maintained. The funds-of-hedge funds business typically involves clients being charged fees on two levels — at the funds-of-funds level and at the underlying funds level. In addition, as is typical in hedge funds, a performance fee equal to a percentage of any asset growth may be charged at the funds-of-funds level. There is no assurance that this fee structure will continue to be acceptable to investors, that Permal will not be forced to change this fee structure by competitive or other pressures or that this fee structure will not hamper growth at Permal. In addition, because of the performance fee component, Permal is likely to generate significant performance fees from time to time. See “Performance-Based Fee Arrangements May Increase the Volatility of our Revenues.” Because Permal operates in the funds-of-hedge funds business globally, it is exposed to a number of regulatory authorities in different jurisdictions, many of which differ from the regulatory regimes governing other asset managers in those jurisdictions.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We lease all of our office space. Our headquarters and certain other functions are located in an office building in Baltimore, Maryland in which we are the major tenant. In that building, we currently hold under lease approximately 385,000 square feet with annual base rent of approximately $8.0 million. The initial term of the lease will expire in September 2009, with two renewal options of eight years each. In connection with our strategic transaction with Citigroup, we subleased, for up to 18 months, approximately 135,000 square feet in this building to the purchasers of our private client and capital markets businesses for an aggregate annual base rent, including operating expenses and use of certain furniture, of $5.4 million.

Many of our technology functions are housed in a separate office building in suburban Baltimore, Maryland in which we are the major tenant, currently occupying approximately 120,000 square feet with annual base rent of approximately $2.1 million. The initial term of the lease will expire in April 2011, and it contains two renewal options of five years each. In connection with our strategic transaction with Citigroup, we subleased, for up to 18 months, approximately 30,000 square feet in this building to the purchaser of our private client business for an annual base rent, including operating expenses and use of certain furniture, of $1.4 million.

The headquarters of Western Asset Management is housed in an office building in Pasadena, California in which Western Asset Management currently occupies approximately 173,000 square feet with annual base rent of approximately $4.6 million. The initial term of the lease expires in April 2014, with two renewal options of five years each.

We lease approximately 95,000 square feet in an office building located in New York, New York that is used by ClearBridge Advisors and Western Asset Management. This lease is for a 12-year initial term with current annual base rent of approximately $6.2 million. In addition, we lease approximately 292,000 square feet in two office buildings located in Stamford, Connecticut that are used by our administrative services subsidiary and ClearBridge Advisors. The Stamford leases are for 5 and 7-year initial terms, with renewal options of five years, with current aggregate annual base rent of approximately $10.8 million.

See Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Report for a discussion of our lease obligations.

ITEM 3. LEGAL PROCEEDINGS.

Our current and former subsidiaries are the subject of customer complaints, have been named as defendants or codefendants in various lawsuits alleging substantial damages and have been involved in certain governmental and self-regulatory agency investigations and proceedings. These proceedings arise primarily from securities brokerage, asset management and investment banking activities. Some of these proceedings relate to public offerings of securities in which one or more of our prior subsidiaries participated as a member of the underwriting syndicate. We are also aware of litigation against certain underwriters of offerings in which one or more of our former subsidiaries was a participant, but where the former subsidiary is not now a defendant. In these latter cases, it is possible that we may be called upon to contribute to settlements or judgments. In the Citigroup transaction, we transferred to Citigroup the subsidiaries that constituted our private client brokerage and capital markets businesses, thus transferring the entities that would have primary liability for most of the customer complaint, litigation and regulatory liabilities and proceedings arising form those businesses. However, as part of that transaction, we agreed to indemnify Citigroup for most customer complaint, litigation and regulatory liabilities of our former private client brokerage and capital markets businesses that result from pre-closing events. In addition, the asset management business we acquired from Citigroup is a defendant in a number of legal actions, including class action litigation, arising from pre-closing asset management activities, some of which seek substantial damages. That business is also involved in certain regulatory matters related to its business activities prior to the closing. Under the terms of the transaction agreement with Citigroup, Citigroup has agreed to indemnify us for certain legal matters, including all currently known pre-closing legal matters, of the CAM business. While the ultimate resolution of threatened and pending litigation and other matters cannot be currently determined, in the opinion of our management, after consultation with legal counsel, the resolution of these matters will not have a material adverse effect on our financial position. However, our results of operations could be materially affected during any period if liabilities in that period differ from our prior estimates, and our cash flows could be materially impacted during any period in which these matters are resolved. See Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

Information (not included in our definitive proxy statement for the 2006 Annual Meeting of Stockholders) regarding certain of our executive officers is as follows:

Peter L. Bain, age 47, was elected Senior Executive Vice President of Legg Mason in July 2004 and currently has primary responsibility for the businesses in our Wealth Management division and directs our corporate marketing and communications department. Mr. Bain became Executive Vice President of Legg Mason in July 2001 and was responsible for our administrative functions from July 2003 through December 2005. Mr. Bain previously served as head of our Wealth Management division from June 2000 through July 2003. From 1995 to 2000, Mr. Bain was a Managing Director of Berkshire Capital Corporation, a privately held investment bank, and from 1997 to 2000 he was a member of the Management Committee of that company.

F. Barry Bilson, age 53, was elected Senior Vice President of Legg Mason in October 1998. Mr. Bilson was Vice President-Finance of Legg Mason from June 1984 through October 1998. Mr. Bilson has served in various financial management capacities since joining us in 1981 and presently has responsibility for business development projects. Mr. Bilson is a certified public accountant.

Deepak Chowdhury, age 47, was elected Senior Vice President of Legg Mason in October 2003. Mr. Chowdhury has served in a number of capacities in our asset management business since joining us in 1997, including as head of our Wealth Management division from July 2003 through December 2005. He is presently the Chief Executive Officer of Legg Mason Investments and is responsible for our international marketing and distribution.

Charles J. Daley, Jr., age 44, was elected Chief Financial Officer of Legg Mason in July 2005, and Senior Vice President, Principal Financial Officer and Treasurer of Legg Mason in January 2002. He has served in number of financial management capacities since joining us in 1988, including as Vice President of Legg Mason since July 1999 and as Controller of Legg Mason from July 2001 to July 2002. Mr. Daley is a certified public accountant.

Mark R. Fetting, age 51, was elected Senior Executive Vice President of Legg Mason in July 2004. Mr. Fetting had been Executive Vice President of Legg Mason since July 2001 and, from June 2000 until July 2001, he served as a Senior Advisor to Legg Mason. From 1991 to 2000, Mr. Fetting was Division President and Senior Officer of Prudential Financial Group, Inc., a financial services company. Mr. Fetting functions as President of our asset management business, with oversight responsibilities for the Mutual Funds/Managed Services and Institutional divisions. Mr. Fetting is a director of 19 funds within the Legg Mason Funds mutual funds complex, Batterymarch U.S. Small Capitalization Equity Portfolio and 21 funds within The Royce Funds mutual funds complex.

James W. Hirschmann III, age 45, was elected President of Legg Mason effective May 1, 2006. Mr. Hirschmann has held a number of positions at Western Asset Management Company since joining the company in 1989, and has been President and Chief Executive Officer of Western Asset since 1999.

Timothy C. Scheve, age 48, was elected Senior Executive Vice President of Legg Mason in July 2000. He had been Executive Vice President of Legg Mason since January 1998. Mr. Scheve has served in various capacities since joining us in 1984; he served as the head of our securities brokerage business from July 2003 through December 2005 and he presently has primary responsibility for our administrative functions.

Elisabeth N. Spector, age 58, was elected Senior Vice President of Legg Mason in January 1994. She has general responsibilities in business strategy.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of Legg Mason, Inc. common stock are listed and traded on the New York Stock Exchange (symbol LM). As of March 31, 2006, there were 2,148 holders of record of Legg Mason common stock. Information with respect to our dividends and stock prices is as follows:

	Quarter ended*
	Mar. 31	Dec. 31	Sept. 30	June 30
Fiscal 2006
Cash dividend declared per share	$0.18	$0.18	$0.18	$0.15
Stock price range:
High	139.00	126.33	118.02	108.14
Low	116.00	100.00	99.75	69.82
Fiscal 2005
Cash dividend declared per share	$0.15	$0.15	$0.15	$0.10
Stock price range:
High	85.07	73.70	60.84	66.40
Low	68.10	52.48	48.95	55.67

*	Adjusted to reflect stock splits.

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

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of March 31, 2006.

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	8,498,237	(1)	40.31	(2)	8,518,921	(3)(4)
Equity compensation plans not approved by stockholders	203,000	(5)	—	(6)	—	(7)

Total	8,701,237	(1)(5)	40.31	(2)(6)	8,518,921	(3)(4)(7)

(1)	Includes 1,164,804 shares of Legg Mason Common Stock (“Common Stock”) that are held in a trust pending distribution of phantom stock units. The phantom stock units, which are converted into shares of Common Stock on a one-for-one basis upon distribution, were granted to plan participants upon their deferral of compensation or dividends paid on phantom stock units. When amounts are deferred, participants receive a number of phantom stock units equal to the deferred amount divided by 90% to 95% of the fair market value of a share of Common Stock.

(2)	Does not include phantom stock units that will be converted into Common Stock on a one-for-one basis upon distribution at no additional cost, but were acquired as described in footnote (1).
(3)	In addition, an unlimited number of shares of Common Stock may be issued under the Legg Mason & Co, LLC Deferred Compensation/Phantom Stock Plan upon the distribution of phantom stock units that may be acquired in the future as described in footnote (1).
(4)	4,287,418 of these shares may be issued under our omnibus equity plan as stock options, restricted or unrestricted stock grants or any other form of equity compensation. 598,695 of these shares may be issued under the Legg Mason, Inc. Equity Plan for Non-Employee Directors as stock options, grants of stock or restricted stock units. 3,632,808 of these shares may be purchased under our employee stock purchase plan, which acquires the shares that are purchased thereunder in the open market.
(5)	Includes 166,755 shares of Common Stock that are held in a trust pending distribution of phantom stock units. The phantom stock units, which are converted into shares of Common Stock on a one-for-one basis upon distribution, were granted to plan participants upon their deferral of compensation or dividends paid on phantom stock units or receipt of the right to receive deferred bonuses. When amounts were deferred, participants received a number of phantom stock units equal to the deferred amount divided by the fair market value, or 95% of the fair market value, of a share of Common Stock. Also includes 36,245 shares of Common Stock issuable under the Howard Weil Plan (as defined below).
(6)	Phantom stock units are converted into Common Stock on a one-for-one basis upon distribution at no additional cost, but were acquired as described in footnote (5). The Howard Weil Plan provides for the issuance of shares of Common Stock upon the occurrence of certain events at no additional cost to the recipient. However, these rights were acquired upon the recipients’ deferral of compensation or dividends on rights held with a value equal to the market value of the shares acquirable under the plan.
(7)	Effective December 1, 2005, we terminated all of our phantom stock and retention plans that had not been approved by our stockholders and commenced making distributions to participants thereunder. Under the terms of these plans, distributions will be made over a period of 1-3 years. Under the Howard Weil Plan, 36,245 shares of Common Stock are currently held in a trust to be issued under the plan. However, dividends on these shares are reinvested in the right to receive additional shares of Common Stock, which are purchased in the market to fulfill this obligation.

We have five equity compensation plans that have not been approved by our stockholders. Effective December 1, 2005, in connection with the sale of our private client brokerage and capital markets businesses, we terminated all of our phantom stock and retention plans that had not been approved by our stockholders. In connection with this termination, we accelerated the vesting of awards under the plans and commenced distributing shares to participants. Under the terms of these plans, distributions will be made over a period of 1-3 years. For all of these plans, we have issued to a trust shares of our Common Stock that are available for distributions under the plans. Our equity compensation plans that have not been approved by our stockholders are:

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

Legg Mason Wood Walker, Incorporated Private Client Group Deferred Compensation Plan (“PCG Plan”) and Financial Advisor Retention Plan (“FA Plan”)

Under the PCG Plan, financial advisors in our private client brokerage business were eligible to earn deferred bonuses in each calendar year based upon several performance measures. In calendar year 2002, the PCG Plan was replaced with the FA Plan, under which financial advisors in our private client brokerage business were eligible to earn in each calendar year the right to receive future retention bonuses based upon several performance measures. Deferred bonuses under the PCG Plan and future retention bonuses under the FA Plan were deemed invested in either an interest account or a “phantom stock” account. Amounts deemed invested in phantom stock accounts were credited as a number of phantom stock units based on a unit price equal to the market price for a share of Common Stock. The number of phantom stock units credited to an account will be adjusted until the bonuses are payable to account for any stock dividends, stock splits and similar events. Effective December 1, 2005, we terminated the PCG Plan and FA Plan. In connection with this termination, we accelerated the vesting of all awards under the plans and commenced making distributions or paying deferred bonuses to participants. The majority of participants have received full distributions/deferred bonuses. However, distributions to some participants under the PCG Plan will be made over a period of three years and deferred bonuses payable to some participants under the FA Plan will be made over a period of one year. Participants in the PCG Plan receive upon distribution a number of shares of Common Stock equal to the number of phantom stock units that are to be distributed, or cash in the amount of the balance of the interest account to be distributed. Participants in the FA Plan receive as payment of retention bonuses a number of shares of Common Stock equal to the number of phantom stock units that are to be distributed, or cash in the amount of the balance of the interest account to be distributed.

Legg Mason Wood Walker, Incorporated Key Employee Phantom Stock Agreements (the “Key Employee Agreements”)

Under the Key Employee Agreements, certain former employees, as part of their recruitment by our former private client brokerage business, were offered deferred compensation bonuses credited within the first year of their employment. Deferral amounts under the Key Employee Agreements were deemed invested in “phantom stock” units based on a unit price equal to the market price for a share of Legg Mason Common Stock. The number of phantom stock units credited to an account will be adjusted until the bonuses are payable to account for any stock dividends, stock splits and similar events. Effective December 1, 2005, we terminated the Key Employee Agreements. In connection with this termination, we accelerated the vesting of all bonuses under the agreements and commenced paying the bonuses. The majority of participants have received all of their deferred bonuses. However, deferred bonuses to some participants will be distributed over a period of three years. Upon payment of deferred bonuses, participants receive a number of shares of Common Stock equal to the number of phantom stock units that are to be distributed.

Legg Mason Wood Walker, Incorporated Professional Branch Manager Phantom Stock Agreements (the “Branch Manager Agreements”)

Under the Branch Manager Agreements, certain of the branch managers in our former private client brokerage business were able to elect to defer up to $12,000 of compensation in any calendar year. We would “match” dollar-for-dollar all amounts deferred under the Branch Manager Agreements. Deferred and match amounts under the Branch Manager Agreements were deemed invested in “phantom stock” units based on a unit price equal to the market price for a share of Common Stock. The number of phantom stock units credited to an account will be adjusted over the deferral period to account for any stock dividends, stock splits and similar events. Effective December 1, 2005, we terminated the Branch Manager Agreements. In connection with this termination, we accelerated the vesting of all “match” amounts granted under the agreements and commenced distributing all deferred amounts. The majority of participants have been paid all deferred amounts. However, deferred amounts payable to some participants will be made over a period of three years. Upon payment of deferred amounts, participants receive a number of shares of Common Stock equal to the number of phantom stock units that are to be distributed.

Howard, Weil, Labouisse, Friedrichs, Inc. Equity Incentive Plan

Under the Howard Weil Plan, certain employees of Howard, Weil, Labouisse, Friedrichs, Inc. (“Howard Weil”) were entitled to defer their receipt of compensation. The deferred amounts were deemed invested in Voting Stock of Howard Weil. When we acquired Howard Weil in 1987, the deferred amounts were funded by placing Howard Weil stock into a trust, and the stock in the trust was converted into Legg Mason Common Stock. Since the acquisition, no additional amounts have been deferred under the Howard Weil Plan. However, the Howard Weil Plan governs the distribution of shares from the trust to participants. In addition, dividends paid on the shares held in the trust are used to purchase additional shares of Legg Mason Common Stock in the open market, which are then credited to the accounts of participants. Effective December 1, 2005, the participants in the Howard Weil Plan ceased to be employees of Legg Mason, thus triggering distribution of deferred amounts under the Plan. We expect this distribution to be completed in calendar year 2009.

Unregistered Issuances of our Common Stock

In March 2006 we issued 4,956,455 shares of our Common Stock upon the conversion of 4.956455 shares of our Series A Non-Voting Convertible Preferred Stock. The shares of this preferred stock convert automatically, at a ratio of 1,000,000 shares of Common Stock per share of preferred stock, upon their transfer by Citigroup Inc. to an entity that is not an affiliate of Citigroup Inc.

Purchases of our Common Stock

The following table sets out information regarding our purchases of Legg Mason Common Stock during the quarter ended March 31, 2006:

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs(2)	(d) Maximum number of shares that may yet be purchased under the plans or programs(2)
January 1, 2006 Through January 31, 2006	34,823	$129.46	—	699,200
February 1, 2006 Through February 28, 2006	7,279	133.57	—	699,200
March 1, 2006 Through March 31, 2006	4,660	126.39	—	699,200

Total	46,762	$129.79	—	699,200

(1)	All shares were acquired through the surrender of shares by option holders to pay the exercise price of stock options.
(2)	On October 23, 2001, we announced via press release that our board of directors had authorized Legg Mason, Inc. to purchase up to 3.0 million shares of Legg Mason Common Stock in open-market purchases. There was no expiration date attached to the authorization.

ITEM 6. SELECTED FINANCIAL DATA.

(Dollars in thousands, except per share amounts or unless otherwise noted)

	Years Ended March 31,
	2006	2005	2004	2003	2002
OPERATING RESULTS(1)
Operating revenues	$2,645,212	$1,570,700	$1,153,076	$803,146	$716,487
Operating expenses	1,965,482	1,081,583	826,828	588,628	536,625
Operating income	679,730	489,117	326,248	214,518	179,862
Other income (expense)	35,732	(18,359)	(24,685)	(33,316)	(11,614)
Income from continuing operations before income tax provision and minority interests	715,462	470,758	301,563	181,202	168,248
Income tax provision	275,595	175,334	114,223	67,888	67,530
Income from continuing operations before minority interests	439,867	295,424	187,340	113,314	100,718
Minority interests, net of tax	(6,160)	—	—	—	—
Income from continuing operations	433,707	295,424	187,340	113,314	100,718
Income from discontinued operations, net of tax	66,421	113,007	103,943	77,595	52,218
Gain on sale of discontinued operations, net of tax	644,040	—	6,481	—	—
Net income	$1,144,168	$408,431	$297,764	$190,909	$152,936
PER SHARE(2)
Net income per share:
Basic
Income from continuing operations	$3.60	$2.86	$1.87	$1.15	$1.03
Income from discontinued operations	0.55	1.09	1.04	0.78	0.53
Gain on sale of discontinued operations	5.35	—	0.06	—	—
	$9.50	$3.95	$2.97	$1.93	$1.56
Diluted
Income from continuing operations	$3.35	$2.56	$1.68	$1.07	$0.97
Income from discontinued operations	0.51	0.97	0.91	0.71	0.48
Gain on sale of discontinued operations	4.94	—	0.06	—	—
	$8.80	$3.53	$2.65	$1.78	$1.45
Weighted average shares outstanding:(2)
Basic	120,396	103,428	100,292	99,002	97,816
Diluted	130,279	117,074	114,049	109,697	107,858
Dividends declared	$.690	$.550	$.373	$.287	$.260
BALANCE SHEET
Total assets	$9,302,490	$8,219,472	$7,282,483	$6,067,450	$5,939,614
Long-term debt	1,202,960	811,164	794,238	786,753	779,463
Notes payable of finance subsidiaries(3)	—	—	—	—	97,659
Total stockholders’ equity	5,850,116	2,293,146	1,559,610	1,247,957	1,084,548
FINANCIAL RATIOS AND OTHER DATA
Profit margin:(4)
Pre-tax	27.0%	30.0%	26.2%	22.6%	23.5%
After-tax	16.6%	18.8%	16.2%	14.1%	14.1%
Long-term debt to capital(5)	17.1%	26.1%	33.7%	38.7%	41.8%
Assets under management(6)(in millions)	$867,550	$374,529	$286,168	$192,224	$176,987
Full-time employees	3,820	5,580	5,250	5,290	5,290

(1)	Revised to reflect discontinued private client, capital markets and mortgage banking and servicing operations, where applicable.
(2)	Adjusted to reflect September 2004 stock split. Diluted earnings per share and weighted average diluted shares outstanding have been restated as required by EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” where applicable. The non-voting convertible preferred shares are considered “participating securities” and therefore are included in the calculation of basic and diluted weighted average shares outstanding for fiscal 2006.
(3)	Non-recourse, secured fixed-rate notes of Legg Mason Investments’ finance subsidiaries, the proceeds of which were invested in financial instruments with similar maturities.
(4)	Calculated based on income from continuing operations before minority interests.
(5)	Calculated based on long-term debt as a percentage of total capital (long-term debt plus stockholders’ equity), as of March 31.
(6)	Fiscal 2005 has been restated to include certain previously excluded client assets, principally assets subadvised by unaffiliated parties and certain non-discretionary accounts. As a result, reported assets under management of our “legacy” advisers increased by $1.6 billion at March 31, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

Legg Mason, Inc., a holding company, with its subsidiaries (which collectively comprise “Legg Mason”) is a global asset management firm. Acting through our subsidiaries, we provide investment management and related services to institutional and individual clients, company-sponsored mutual funds and other investment vehicles. We offer these products and services directly and through various financial intermediaries. We have operations principally in the United States of America and the United Kingdom but also have offices in Australia, Bahamas, Brazil, Canada, Chile, Dubai, France, Germany, Hong Kong, Japan, Luxembourg, Poland, Puerto Rico, Singapore, Spain and Taiwan.

On December 1, 2005, we completed a strategic acquisition to become a pure asset management company in which we transferred our Private Client and Capital Markets businesses (“PC/CM”) to Citigroup Inc. (“Citigroup”) as a portion of the consideration in exchange for substantially all of Citigroup’s asset management business (“CAM”). Prior to the closing of this transaction, we reported the PC/CM businesses as separate operating segments; however, both businesses are now included in discontinued operations for all periods presented. Effective November 1, 2005, we also purchased Permal Group Ltd (“Permal”), a leading global funds-of-hedge funds manager, to expand our global asset management business. Following the consummation of the CAM and Permal acquisitions and the sale of the PC/CM businesses, we are in the process of reorganizing and assimilating the acquired businesses. Upon the substantial completion of these integration and organizational undertakings, we will assess the appropriate managerial and reporting structures for our business. Until such time, we are managing our continuing operations as a comprehensive Asset Management business with three divisions: Mutual Funds/ Managed Services, Institutional and Wealth Management. See Notes 2 and 3 of Notes to the Consolidated Financial Statements for additional information related to the transaction with Citigroup and the acquisition of Permal.

As a result of the sale of our PC/CM businesses to Citigroup, the portion of parent company interest income and expense and general corporate overhead costs that was previously allocated to these businesses is now included in our continuing operations. In addition, distribution fees earned on company-sponsored investment funds are reported in continuing operations as distribution fee revenue, of which a substantial portion is passed through to third parties, including parties that were related prior to the sale, as distribution and servicing expense. All periods presented have been restated to reflect these changes.

Our operating revenues primarily consist of investment advisory fees from separate accounts and funds and distribution and service fees. Investment advisory fees are generally calculated as a percentage of the assets of the investment portfolios that we manage. In addition, performance fees may be earned under certain investment advisory contracts for exceeding performance benchmarks. Distribution and service fees are fees received for distributing investment products and services or for providing other support services to investment portfolios, and are generally calculated as a percentage of the assets in an investment portfolio or a percentage of new assets added to an investment portfolio. Our revenues, therefore, are dependent upon the level of our assets under management, and thus are affected by factors such as securities market conditions, the ability to attract and maintain assets under management and key investment personnel, and investment performance. The rates that we charge for our investment services vary based upon factors such as the type of underlying investment product, the amount of assets under management, and the type of services (and investment objectives) that are provided. Rates charged for equity asset management services are generally higher than rates charged for fixed income asset management services. Accordingly, our revenues will be affected by the composition of our assets under management.

The most significant component of our cost structure is employee compensation and benefits, of which a majority is variable in nature and includes incentive compensation that is primarily based upon revenue levels and profits. The next largest component of our cost structure is distribution and servicing fees, which are primarily fees paid to third party distributors for selling our asset management products and services and are largely variable in nature. A majority of our distribution and service fee revenue is passed through to third parties as a distribution and servicing expense. Certain other operating costs are fixed in nature, such as occupancy, depreciation and amortization, and fixed contract commitments for market data, communication and technology services, and usually do not decline with reduced levels of business activity or, conversely, usually do not rise proportionately with increased business activity.

Our financial position and results of operations are materially affected by the overall trends and conditions of the financial markets, particularly in the United States, but increasingly in the other countries in which we operate. Results of any individual period should not be considered representative of future results. Our profitability is sensitive to a variety of factors, including the amount and composition of our assets under management, and the volatility and general level of securities prices and interest rates, among other things. Sustained periods of unfavorable market conditions are likely to affect our profitability adversely. In addition, the diversification of services and products offered, investment performance, access to distribution channels, reputation in the market, attracting and retaining key employees and client relations are significant factors in determining whether we are successful in attracting and retaining clients. In the past decade, we have experienced substantial expansion due to internal growth and the strategic acquisition of asset management firms that provided, among other things, a broader range of investment expertise, additional product diversification and increased assets under management.

The financial services business in which we are engaged is extremely competitive. Our competition includes numerous national, regional and local asset management firms and broker-dealers and commercial banks. The industry has been affected by the consolidation of financial services firms through mergers and acquisitions. The industry in which we operate is also subject to extensive regulation under federal, state, and foreign laws. Like most firms, we have been impacted by the regulatory and legislative changes in the post-Enron era. In addition, the financial services industry has been the subject of a number of regulatory proceedings and requirements over the last few years, including proceedings regarding a number of mutual funds sales practices. The Sarbanes-Oxley Act continues to require us to implement new policies or review existing policies with respect to corporate governance, auditor independence and internal controls over financial reporting. This had a significant impact for fiscal 2006 as a result of the acquisitions of CAM and Permal. Responding to these changes has required us to add employees and incur costs that have impacted our profitability.

Discontinued Operations

As a result of the sale of the PC/CM businesses, the Private Client and Capital Markets segments are reflected in discontinued operations.

Private Client distributed a wide range of financial products through its branch distribution network, including equity and fixed income securities, proprietary and non-affiliated mutual funds and annuities. The primary sources of net revenues for Private Client were commissions and principal credits earned on equity and fixed income transactions in customer brokerage accounts, distribution fees earned from mutual funds, fee-based account fees and net interest from customers’ margin loan and credit account balances. Sales credits associated with underwritten offerings initiated in the Capital Markets segment were reported in Private Client when sold through its branch distribution network.

Capital Markets consisted of our equity and fixed income institutional sales and trading and corporate and public finance investment banking. The primary sources of revenue for equity and fixed income institutional sales and trading included commissions and principal credits on transactions in both corporate and municipal products. We maintained proprietary fixed income and equity securities inventory primarily to facilitate customer transactions and as a result recognized trading profits and losses from our proprietary trading activities.

Investment banking revenues included underwriting fees and advisory fees from private placements and mergers and acquisitions. Sales credits associated with underwritten offerings were reported in Capital Markets when sold through institutional distribution channels. The results of this business segment also included realized and unrealized gains and losses on investments acquired in connection with merchant and investment banking activities.

All references to fiscal 2006, 2005 or 2004 refer to our fiscal year ended March 31 of that year. Terms such as “we,” “us,” “our,” and “company” refer to Legg Mason.

BUSINESS ENVIRONMENT

The financial environment in the United States during fiscal 2006 was mixed and, despite investor concerns about rising interest rates, record high fuel prices and hurricane damage to the Gulf Coast region, all three major market indexes showed strong returns for the fiscal year. The Dow Jones Industrial Average1, Nasdaq Composite Index2 and the S&P 5003 were up 6%, 17% and 10%, respectively, for the fiscal year. During fiscal 2006, the U.S. Federal Reserve raised the federal funds rate eight times to bring the federal funds rate to 4.75%, up from 2.75% at the end of fiscal 2005.

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

(1)	Dow Jones Industrial Average is a trademark of Dow Jones & Company, which is not affiliated with Legg Mason.
(2)	Nasdaq is a trademark of the Nasdaq Stock Market, Inc., which is not affiliated with Legg Mason.
(3)	S&P is a trademark of Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., which is not affiliated with Legg Mason.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, items in the Consolidated Statements of Income as a percentage of operating revenues and the increase (decrease) by item as a percentage of the amount for the previous period:

	Percentage of Operating Revenues			Period to Period Change(1)
	2006	Years Ended March 31, 2005	2004	2006 Compared to 2005	2005 Compared to 2004
Operating Revenues
Investment advisory fees
Separate accounts	43.5%	52.3%	51.4%	40.1%	38.6%
Funds	39.5	29.3	28.6	127.3	39.6
Distribution and service fees	16.1	16.7	17.9	62.7	26.8
Other	0.9	1.7	2.1	(17.8)	11.4

Total operating revenues	100.0	100.0	100.0	68.4	36.2

Operating Expenses
Compensation and benefits	40.6	42.1	41.4	62.3	38.7
Transaction-related compensation	2.0	—	—	n/m	—

Total compensation and benefits	42.6	42.1	41.4	70.3	38.7

Distribution and servicing	21.2	16.1	17.0	121.7	29.5
Communications and technology	3.4	3.0	3.0	92.7	32.3
Occupancy	1.9	1.8	2.1	85.3	15.4
Amortization of intangible assets	1.5	1.4	1.8	80.7	4.0
Litigation award settlement	(0.3)	—	1.6	n/m	n/m
Other	4.0	4.5	4.8	48.6	28.0

Total operating expenses	74.3	68.9	71.7	81.7	30.8

Operating Income	25.7	31.1	28.3	39.0	49.9

Other Income (Expense)
Interest income	1.8	1.3	1.3	139.3	40.7
Interest expense	(2.0)	(2.8)	(3.9)	17.6	n/m
Other	1.5	0.4	0.5	536.3	9.6

Total other income (expense)	1.3	(1.1)	(2.1)	294.6	25.6

Income from Continuing Operations before Income Tax Provision and Minority Interests	27.0	30.0	26.2	52.0	56.1
Income tax provision	10.4	11.2	10.0	57.2	53.5

Income from Continuing Operations before Minority Interests	16.6	18.8	16.2	48.9	57.7
Minority interests, net of tax	(0.2)	—	—	n/m	—

Income from Continuing Operations	16.4	18.8	16.2	46.8	57.7
Income from discontinued operations, net of tax	2.5	7.2	9.0	(41.2)	8.7
Gain on sale of discontinued operations, net of tax	24.4	—	0.6	n/m	n/m

Net Income	43.3%	26.0%	25.8%	180.1	37.2

n/m – not meaningful

(1)	Calculated based on the change in actual amounts between fiscal years as a percentage of the prior year amount.

FISCAL 2006 COMPARED WITH FISCAL 2005

Financial Overview

Since our strategic transaction with Citigroup was completed on December 1, 2005, in which we acquired the CAM business and sold the PC/CM businesses, we have retroactively reflected the results of operations of the PC/CM businesses as discontinued operations for all periods presented. Effective November 1, 2005, we completed the acquisition of Permal. As a result of the acquisitions, the results of our continuing operations for the fiscal year ended March 31, 2006 include five months of results from Permal and four months of results from CAM.

Operating revenues increased 68% to $2.6 billion as a result of higher revenues from significantly increased levels of assets under management primarily from the CAM and Permal acquisitions. Net income and diluted earnings per share for the year ended March 31, 2006 also increased significantly compared to the prior year. Net income increased to $1.1 billion from $408.4 million, or 180%, and diluted earnings per share increased to $8.80 from $3.53, up 149%, in part due to a net gain on the sale of discontinued operations of $644.0 million, or $4.94 per share. Income from continuing operations totaled $433.7 million, up 47% from the prior year, primarily due to the acquisitions of CAM and Permal. Higher levels of assets under management at Western Asset Management Company (“Western Asset”) and Legg Mason Capital Management, Inc. (“LMCM”) also contributed to the increase. The operating income margin was 26%, down from 31% in the prior year. The income from continuing operations before income tax margin was 27%, down from 30% in fiscal 2005. The decreases in the margins were primarily due to a significant increase in fund revenues, of which a substantial portion is passed through to third parties as distribution and servicing expense, and to transaction-related compensation costs related to the CAM acquisition. Diluted earnings per share from continuing operations were $3.35, an increase of 31% from $2.56. Weighted average diluted shares increased 11% to 130.3 million due primarily to the issuance of common and non-voting convertible preferred shares in connection with the acquisition of CAM. Income from discontinued operations, net of tax, totaled $66.4 million, down 41% from the prior year primarily due to the sale of the PC/CM businesses on December 1, 2005. Diluted earnings per share from discontinued operations were $0.51, a decrease of 47% from $0.97 for the prior year. All share and earnings per share numbers have been restated for fiscal 2005 and 2004, where appropriate, for a 3 for 2 stock split effective September 24, 2004.

Assets Under Management

The components of the changes in our assets under management (in billions) for the years ended March 31 were as follows:

	2006	2005
Beginning of period	$374.5	$286.2
Net client cash flows	35.6	65.3
Market appreciation, net	36.9	16.8
Acquisitions (dispositions), net	420.6	6.2
End of period	$867.6	$374.5

Assets under management at March 31, 2006 were $867.6 billion, up $493.1 billion or 132% from March 31, 2005. The acquisitions of CAM and Permal were responsible for approximately $426.1 billion or 86% of the net increase, with market performance, including currency translation, $36.9 billion or 8% of the increase and net client cash flows responsible for $35.6 billion or 7%. Our Institutional Asset Management division represented 51% of total assets managed at year end, our Mutual Funds/ Managed Services division represented 41% and our Wealth Management division represented 8%. Non-US domiciled clients accounted for 30% of total assets under management, which compares with 24% of non-US client assets at March 31, 2005, primarily due to the acquisition of non-US assets managed by CAM and Permal.

Our assets under management by division (in billions) as of March 31 were as follows:

	2006	2005
Mutual Funds/Managed Services	$356.5	$77.9
Institutional	444.8	247.6
Wealth Management	66.3	49.0
Total	$867.6	$374.5

Fiscal 2005 has been restated to include certain previously excluded client assets, principally assets subadvised by unaffiliated parties and certain non-discretionary accounts. As a result, reported assets under management of our “legacy” advisers increased by $1.6 billion at March 31, 2005.

CAM’s fixed income and international equity separate accounts are included in our Institutional division, while its US equity separate accounts and all mutual and other proprietary fund assets under management are included in our Mutual Funds/Managed Services division. Permal’s assets under management are included in our Wealth Management division.

Assets under management by type (in billions) as of March 31, 2006 and 2005 are as follows:

	2006	% of Total	2005	% of Total	% Change
Equity	$324.9	37.5	$144.7	38.6	124.5
Fixed Income	394.2	45.4	208.4	55.7	89.2
Liquidity	148.5	17.1	21.4	5.7	593.9
Total	$867.6	100.0	$374.5	100.0	131.7

The following discussion separately addresses the results of continuing operations and the results of our discontinued operations.

RESULTS OF CONTINUING OPERATIONS

Revenues

Revenues from continuing operations for the year ended March 31, 2006 were $2.6 billion, up 68% from $1.6 billion in the prior year as a result of growth in assets under management. The CAM and Permal acquisitions accounted for 70% of the increase in revenues. Strong growth in aggregate assets under management experienced by Western Asset and LMCM also contributed to the increase. Performance fees rose $52.7 million to $101.6 million during fiscal 2006, primarily attributable to the acquisition of Permal.

Investment advisory fees from separate accounts, including performance fees, increased 40% to $1.2 billion, primarily as a result of the acquisition of CAM and growth in assets managed at Western Asset. CAM and Western Asset accounted for 41% and 27% of the increase, respectively. Collectively, LMCM, Brandywine Global Investment Management, LLC (“Brandywine”) and Private Capital Management, L.P. (“PCM”) accounted for 23% of the increased investment advisory fees from separate accounts.

Investment advisory fees from funds increased 127% to $1.0 billion, primarily as a result of the acquisitions of CAM and Permal. CAM and Permal accounted for 84% of the increase in investment advisory fees from funds. Increases in fund assets managed by Royce and Associates, LLC (“Royce”) and LMCM accounted for 10% of the increase.

Distribution and service fees increased 63% to $425.6 million, with $120.5 million, or 73% of the increase, due to the addition of CAM’s distribution and service fees.

Other operating revenues decreased by 18% to $22.6 million, primarily as a result of declines in commissions earned by PCM’s related broker-dealer.

Our operating revenues by Asset Management division (in millions) for the years ended March 31 were as follows:

	2006	2005
Mutual Funds/Managed Services	$1,330.0	$724.0
Institutional	747.0	515.4
Wealth Management	568.2	331.3
Total	$2,645.2	$1,570.7

The increase in operating revenues in the Mutual Funds/ Managed Services and Institutional divisions was primarily due to the acquisition of CAM. The increase in the operating revenues of the Wealth Management division is primarily due to the inclusion of Permal’s revenues.

Operating Expenses

Compensation and benefits increased 70% to $1.1 billion, primarily as a result of the addition of transaction-related compensation costs from the acquired businesses, including compensation related to the CAM acquisition, and increased revenue share-based incentive expense on higher revenues at certain of our other subsidiaries. Transaction-related compensation costs primarily include recognition of previously deferred compensation for CAM employees under prior Citigroup plans and accruals for retention compensation for transitional CAM employees. Costs for severance at CAM are included in the purchase price allocation and are not reflected in our results of operations. Compensation as a percentage of operating revenues was 42.6% for the year ended March 31, 2006, up from 42.1%, resulting from the transaction-related compensation discussed above, offset in part by the significant increase in fund revenues, of which a substantial portion is passed through to third parties as distribution and servicing expense.

Distribution and servicing expenses increased 122% to $561.8 million, primarily as a result of the addition of $183.4 million in distribution and service fee expense at CAM. Permal also contributed to the increase.

Communications and technology expense increased 93% to $89.2 million, primarily as a result of the addition of CAM’s expenses, such as market data, consulting fees, technology depreciation and amortization.

Occupancy increased 85% to $50.9 million, primarily due to the impact of the CAM and Permal acquisitions.

Amortization of intangible assets increased 81% to $38.5 million from $21.3 million in the prior year, primarily as a result of the CAM acquisition.

The litigation award settlement reflects the reversal of $8.2 million of charges recorded in fiscal 2004 as a result of the settlement of a civil copyright infringement lawsuit in the current period.

Other expenses increased 49% to $106.0 million, primarily due to increased promotional costs at CAM and professional fees. In connection with the acquisition of CAM and sale of the PC/CM businesses, Legg Mason and Citigroup entered into mutual transition services agreements to provide certain administrative services (other than investment advisory services) provided by the seller to the transferred business in the ordinary course prior to the date of sale. Under each agreement, the respective services are to be provided for up to eighteen months with a provision for an additional six-month renewal. The service recipient may terminate the services on an individual basis with notice. For the four months ended March 31, 2006, Other expenses include approximately $14.9 million of costs for services provided to the CAM operations by Citigroup and $16.8 million of expense reductions for cost of services provided to Citigroup for support of sold businesses.

Other Income (Expense)

Interest income increased $27.9 million to $48.0 million, primarily as a result of higher average interest rates on higher average firm investment account balances. Interest expense increased $7.9 million to $52.6 million due to additional debt incurred in connection with the CAM acquisition, offset in part by the conversion of $479.9 million principal amount at maturity of zero-coupon contingent convertible senior notes to common stock. Other income increased $34.0 million to $40.4 million as a result of net gains on firm investments and gains from trading investments held by consolidated variable interest entities (“VIEs”) as a result of the Permal acquisition, which are offset in part by a corresponding minority interests allocation.

Provision for Income Taxes

The provision for income taxes increased 57% to $275.6 million, primarily as a result of the increase in income from continuing operations. The effective tax rate increased to 38.5% from 37.2% in the prior year’s period primarily due to a higher provision for state income taxes as a result of the acquisitions of CAM and Permal, which operate in state and local jurisdictions with higher tax rates.

Supplemental Financial Information

Cash income from continuing operations rose 46% for the fiscal year to $527.1 million or $4.06 per diluted share from $361.7 million or $3.13 per diluted share, primarily from the increase in income from continuing operations due to the acquisitions of CAM and Permal.

As supplemental information, we are providing a performance measure that is based on a methodology other than generally accepted accounting principles (“non-GAAP”) for “cash income from continuing operations.” Management uses cash income from continuing operations as a benchmark in evaluating the operating performance of the company and its subsidiaries. We define “cash income from continuing operations” as income from continuing operations, plus amortization and deferred taxes related to intangible assets and stock-based compensation costs. This measure is provided in addition to income from continuing operations, but is not a substitute for income from continuing operations and may not be comparable to non-GAAP performance measures, including measures of cash earnings or cash income, of other companies. Legg Mason considers cash income from continuing operations to be a useful representation of its operating performance because it represents Legg Mason’s income from continuing operations adjusted for certain non-cash items.

In calculating cash income from continuing operations, we add the after tax impact of the amortization of intangible assets from acquisitions, such as management contracts, to income from continuing operations to reflect the fact that this non-cash expense does not represent an actual decline in the value of the intangible assets. Deferred taxes on intangible assets, including goodwill, represent the actual tax benefits that are not expected to be realized for GAAP purposes. Since these deferred tax assets are not realized under GAAP absent an impairment charge or the disposition of the related business, we add them to income from continuing operations in the calculation of cash income from continuing operations. Stock-based compensation costs are non-cash expenses and therefore are also added to income from continuing operations to calculate cash income from continuing operations. Although depreciation and amortization on fixed assets are non-cash expenses, we do not add these charges in calculating cash income from continuing operations because these charges represent a decline in the value of the related assets that will ultimately require replacement. For the calculation of diluted cash income per share from continuing operations, the divisor is the number of total weighted average diluted common shares outstanding used in the calculation of diluted earnings per share from continuing operations.

A reconciliation of Income from continuing operations to Cash income from continuing operations is as follows:

	For the Years Ended March 31,		Period to Period Change
	2006	2005
Income from Continuing Operations	$433,707	$295,424	46.8%
Plus:
Amortization of intangible assets, net of tax	23,646	13,358	77.0
Deferred income taxes on intangible assets	59,940	50,291	19.2
Stock-based compensation, net of tax(1)	9,829	2,652	270.6

Cash Income from Continuing Operations	$527,122	$361,725	45.7

Cash Income per Diluted Share
Income from continuing operations per diluted share	$3.35	$2.56	30.9
Amortization of intangible assets	0.18	0.12	50.0
Deferred income taxes on intangible assets	0.46	0.43	7.0
Stock-based compensation	0.07	0.02	250.0

Cash Income per Diluted Share	$4.06	$3.13	29.7

(1)	Stock-based compensation can generate tax benefits from market appreciation in excess of the related amounts expensed for financial statement purposes. Because these benefits are derived from the market appreciation of our stock, we believe they would inappropriately inflate cash income and therefore are excluded from the calculation.

RESULTS OF DISCONTINUED OPERATIONS

Since the announcement of the transaction to sell the PC/CM businesses in June 2005, these businesses have been reflected as discontinued operations for all periods presented. See Notes 2 and 3 of Notes to the Consolidated Financial Statements for additional information related to the transaction with Citigroup. Prior to the sale on December 1, 2005, PC/CM were operating segments.

Due to the sale of the PC/CM businesses on December 1, 2005, the current fiscal year reflects results for eight months compared to twelve months in the prior year’s period. The results for fiscal 2006 were also negatively affected by the announcement of the transaction. As a result, net revenues from discontinued operations for the year ended March 31, 2006 decreased $310.7 million, or 36%, to $545.7 million. Income from discontinued operations before income tax decreased $78.5 million, or 42%. Diluted earnings per share from discontinued operations were $0.51, a decrease of 47% from $0.97 in the prior year.

Financial results of discontinued operations by business segment were as follows:

	2006	2005
NET REVENUES:
Private Client	$502,400	$727,888
Capital Markets	168,751	306,653
	671,151	1,034,541
Reclassification(1)	(125,436)	(178,175)
Total	$545,715	$856,366
INCOME BEFORE INCOME TAX PROVISION:
Private Client	$100,289	$132,785
Capital Markets	9,115	55,164
Total	$109,404	$187,949

(1)	Represents distribution fees from proprietary mutual funds, historically reported in Private Client, that have been reclassified to Asset Management as distribution fee revenue, with a corresponding distribution expense, to reflect Legg Mason’s continuing role as funds’ distributor.

FISCAL 2005 COMPARED WITH FISCAL 2004

Financial Overview

Revenues increased 36% to $1.6 billion, primarily as a result of higher revenues from significantly increased levels of assets under management. Net income increased 37% to $408.4 million and diluted earnings per share were $3.53, up 33%. Income from continuing operations increased 58% to $295.4 million and diluted earnings per share were $2.56, up 52%. The operating income margin was 31%, up from 28% in the prior year period. The income from continuing operations before income tax margin increased to 30% from 26%. Income from discontinued operations, net of taxes, totaled $113.0 million, up 9% from the prior year. Diluted earnings per share from discontinued operations were $0.97, an increase of 7% from $0.91. Our earnings per share in fiscal 2005 included the weighted impact of 4.6 million shares that were issued in an underwritten offering of our common stock in December 2004, for net proceeds of approximately $311 million. Included in fiscal 2004 is a single litigation award charge of $19.0 million resulting from a jury verdict and subsequent judgment in a civil copyright infringement lawsuit.

Assets Under Management

The components of the changes in our assets under management (in billions) for the years ended March 31 were as follows:

	2005	2004
Beginning of period	$286.2	$192.2
Net client cash flows	65.3	48.0
Market appreciation, net	16.8	45.0
Acquisitions (dispositions), net	6.2	1.0
End of period	$374.5	$286.2

Assets under management at March 31, 2005 were $374.5 billion, up $88.3 billion or 31% from March 31, 2004. Net client cash flows were primarily responsible for just under 75% of the increase, with market performance, including currency translation, accounting for 20% and the December 31, 2004 acquisition of four offices of Scudder Private Investment Counsel responsible for the remainder. The strong increase in assets under management at Western Asset, our principal fixed income manager, was the primary driver in our equity assets declining as a percentage of our total managed assets, from 39% a year ago to 38% at March 31, 2005. Our Institutional asset management division represented 66% of total managed assets at year end, our Mutual Funds division represented 21% and our Wealth Management division represented 13%.

Our assets under management by division (in billions) as of March 31 were as follows:

	2005	2004
Mutual Funds/Managed Services	$77.9	$64.3
Institutional	247.6	186.8
Wealth Management	49.0	35.1
Total	$374.5	$286.2

March 31, 2005 has been restated to include certain previously excluded client assets, principally assets subadvised by unaffiliated parties and certain non-discretionary accounts. As a result, reported assets under management of our “legacy” advisers increased by $1.6 billion at March 31, 2005.

The increase in assets under management in the Mutual Funds/Managed Services division was due primarily to growth in assets managed at LMCM and Royce. The strong growth in assets under management at Western Asset accounted for 80% of the increase in the Institutional division. PCM accounted for the majority of the increase in assets under management in the Wealth Management division. The acquisition of four offices of Scudder Private Investment Counsel during fiscal 2005 also contributed to the increase in assets under management in the Wealth Management division. Legg Mason Investments Holdings Limited

(“LMIH”) was moved from the Institutional division to the Mutual Fund/Managed Services division during fiscal 2005 to reflect the change in focus of their business from managing assets to distributing investment funds. This change had no material impact on assets under management presented above.

Assets under management by type (in billions) as of March 31, 2005 and 2004 are as follows:

	2005	% of Total	2004	% of Total	% Change
Equity	$144.7	38.6	$112.2	39.2	29.0
Fixed Income	208.4	55.7	158.2	55.3	31.7
Liquidity	21.4	5.7	15.8	5.5	35.4
Total	$374.5	100.0	$286.2	100.0	30.9

RESULTS OF CONTINUING OPERATIONS

Revenues

Revenues from continuing operations for the year ended March 31, 2005 were $1.6 billion, up 36% from $1.2 billion in the prior year as a result of growth in assets under management, primarily resulting from PCM, Western Asset and Royce. Assets under management increased 31% to $374.5 billion. Performance fees rose slightly to $48.9 million during fiscal 2005.

Investment advisory fees from separate accounts, including performance fees, increased 39% to $821.0 million, primarily as a result of growth in assets under management. The increase in revenues was primarily attributable to the growth of assets under management at PCM and Western, which accounted for 69% of the increase. LMCM, Brandywine and Batterymarch Financial Management, Inc. also accounted for 28% of the increase. Performance fees rose $7.4 million to $48.9 million during fiscal 2005.

Investment advisory fees from funds increased 40% to $460.6 million, primarily as a result of growth in assets managed at Royce. Increased assets managed by LMCM and Western Asset also contributed to the increase.

Distribution and service fees increased 27% to $261.6 million, primarily due to increases in distribution fees from proprietary mutual funds of $30.5 million to $196.6 million for fiscal 2005. These fees are reported in continuing operations to reflect our continuing role as funds’ distributor, with a corresponding distribution expense. Also contributing to the overall increase was the impact of increased sales and subsequent growth of Royce and offshore funds.

Other operating revenues increased by 11% to $27.5 million, primarily as a result of increases in commissions earned by PCM’s related broker-dealer.

Our operating revenues by Asset Management division (in millions) for the years ended March 31 were as follows:

	2005	2004
Mutual Funds/Managed Services	$724.0	$500.1
Institutional	515.4	424.8
Wealth Management	331.3	228.2
Total	$1,570.7	$1,153.1

The increase in operating revenues for the Mutual Fund/ Managed Services division was primarily due to increased assets under management at Royce, which accounted for 41% of the increase. For fiscal 2005, LMIH was moved from the Institutional division to the Mutual Fund/ Managed Services division to reflect the change in focus of their business from managing assets to distributing investment funds. This transfer of LMIH accounted for 31% of the increase in operating revenues in the Mutual Fund/Managed Services division. The increase in the Institutional division was primarily the result of increased assets managed by Western Asset, offset in part by the transfer of LMIH to the Mutual

Fund/Managed Services division during fiscal 2005. The increase in the Wealth Management division’s operating revenues was primarily due to a significant increase in revenues at PCM.

Operating Expenses

Compensation and benefits increased 39% to $661.8 million, primarily as a result of increased incentive compensation resulting from increased revenues at subsidiaries operating under revenue sharing agreements. Compensation and benefits as a percentage of operating revenues increased to 42.1% for fiscal year 2005 from 41.4% for fiscal 2004, primarily due to changes in the percentages of certain revenue sharing arrangements that resulted in a net increase in compensation during fiscal 2005.

Distribution and servicing expenses increased 30% to $253.4 million, as a result of an increase in distribution fees on proprietary mutual funds and distribution fees paid to third-party distributors on increased sales and subsequent growth of offshore and Royce funds.

Communications and technology expense increased 32% to $46.3 million, primarily as a result of higher technology equipment depreciation, consulting costs and market data. The relocation of Western Asset to a new office facility was a significant contributor to the increase in technology equipment depreciation and consulting costs.

Occupancy increased 15% to $27.5 million, primarily as a result of increased rent and operating expenses related to Western Asset’s relocation.

Amortization of intangible assets increased 4% to $21.3 million, primarily attributable to the acquisition of four wealth management offices of Scudder Private Investment Counsel in December 2004.

In fiscal 2004, we recorded a litigation charge of $19.0 million as a result of a jury verdict and subsequent judgment in a copyright infringement lawsuit (see Note 10 of Notes to Consolidated Financial Statements).

Other expenses increased 28% to $71.3 million, primarily as a result of increases in professional fees, principally auditing and consulting fees as a result of additional legislative and regulatory requirements, and higher promotional costs.

Other Income (Expense)

Interest income increased $5.8 million to $20.1 million, primarily as a result of substantially higher interest rates earned on firm investments. Interest expense of $44.8 million remained relatively unchanged from the prior year. Other income increased to $6.3 million, primarily as a result of unrealized gains on firm investments.

Provision for Income Taxes

The provision for income taxes increased 54% to $175.3 million, primarily as a result of the increase in income from continuing operations. The effective tax rate declined to 37.2% from 37.9% in the prior year’s period due to a lower provision for income tax uncertainties in fiscal 2005.

RESULTS OF DISCONTINUED OPERATIONS

Discontinued operations net revenues increased 6% to $1,034.5 million from $975.9 million in the prior year and pre-tax earnings increased 9% to $187.9 million from $171.6 million. Net revenues excludes the reclassification of $178.1 million and $148.5 million for fiscal 2005 and 2004, respectively, of distribution fees from proprietary mutual funds to continuing operations to reflect our continuing role as funds’ distributor.

Private Client

Private Client net revenues increased 9% to $727.9 million from $670.3 million in the prior year and pre-tax earnings increased 14% to $132.8 million. Investment advisory and related fees increased $55.5 million, principally as a result of increases in distribution fees on company-sponsored mutual funds and fees earned from fee-based brokerage accounts. Commissions increased $5.1 million as increased sales of non-affiliated mutual funds and the impact of a $7.4 million reduction in mutual fund commissions for breakpoint reimbursements to clients in fiscal 2004 were partially offset by lower listed commissions. Investment banking revenues decreased $21.0 million due to a decline in retail corporate selling concessions. Net interest profit in Private Client rose 21% to $57.2 million as a result of higher average interest rates earned on segregated customer and margin account balances and higher levels of customer margin account balances, partially offset by an increase in interest rates paid on customer credit account balances. Compensation and benefits expense increased $27.9 million, primarily due to increased commissions paid on higher distribution fees from company-sponsored mutual funds and fee-based brokerage revenues, offset in part by a decline in commissions on corporate selling concessions. Other expenses increased $13.9 million, primarily as a result of an increase in allocated overhead costs.

Capital Markets

Capital Markets net revenues increased 5% to $306.6 million from $291.0 million in the prior year and pre-tax earnings increased 3% to $55.1 million. Commissions increased $7.6 million, primarily as a result of increased institutional equity transaction volume. Principal transactions decreased $5.7 million, primarily due to a decline in both institutional taxable and municipal fixed income trading volume. Investment banking revenues increased $8.2 million, primarily as a result of higher corporate advisory and underwriting fees and higher municipal advisory fees, partially offset by a decline in corporate banking management fees. Other revenue increased $6.3 million, primarily due to increased values of firm investments. Compensation and benefits expense increased $4.4 million, primarily as a result of an increase in fixed salaries and benefits, partially offset by a decrease in taxable fixed income commissions and the impact of deferring a portion of commission payouts under a new restricted stock program. Other expenses increased $9.8 million, primarily due to an increase in management fees related to our international equity sales offices and an increase in data communication costs.

LIQUIDITY AND CAPITAL RESOURCES

The primary objective of our capital structure and funding practices is to appropriately support Legg Mason’s business strategies and to provide needed liquidity at all times. In addition, certain of our subsidiaries are subject to regulatory capital requirements. Liquidity and the access to liquidity are important to the success of our ongoing operations. Our overall funding needs and capital base are continually reviewed to determine if the capital base meets the expected needs of our businesses. The acquisitions of CAM and Permal during fiscal 2006 demonstrate our efforts to explore potential acquisition opportunities as a means of diversifying and strengthening our asset management business. These opportunities may from time to time involve acquisitions that are material in size and may require, among other things, the raising of additional equity capital and/or the issuance of additional debt.

On December 1, 2005, we completed the acquisition of CAM in exchange for (i) all outstanding stock of Legg Mason subsidiaries that constitute our PC/CM businesses; (ii) 5,393,545 shares of common stock and 13.346632 shares of non-voting Legg Mason convertible preferred stock, which is convertible, upon transfer, into 13,346,632 shares of common stock; and (iii) $512 million in cash borrowed under a $700 million five-year syndicated term loan facility. Under the terms of the agreement, the parties agreed to a post-closing purchase price adjustment that may increase the price to be paid by us up to $300 million based on the retention of certain assets under management nine months after the closing. We expect to pay any additional amounts by borrowing under a $300 million five-year credit agreement. In connection with the sale, we reflected the assets and liabilities of our PC/CM businesses as Assets and Liabilities of discontinued operations held for sale on the Consolidated Balance Sheet at March 31, 2005.

The following table summarizes the credit facilities that were executed in connection with the CAM acquisition. The credit facilities include agreements to fund working capital needs and for general corporate purposes, including acquisitions. The new facilities have restrictive covenants that require us, among other things, to maintain specific leverage ratios. We have maintained compliance with the applicable covenants of these borrowing facilities.

Type	Available Amount	Outstanding at March 31, 2006	Interest Rate	Maturity	Purpose
5-Year Term Loan	$700,000	$700,000	LIBOR + 0.35%	October 2010	Purchase price and related costs
5-Year Credit Agreement	$300,000	$—	LIBOR + 0.35%	November 2010	Contingent acquisition costs
3-Year Term Loan(1)	$16,000	$15,776	Floating + 0.35%	November 2008	Purchase price
Promissory Note	$83,227	$83,227	LIBOR + 0.35%	November 2006	Purchase price
Revolving Credit Agreement(2)	$500,000	$—	LIBOR + 0.35%	October 2010	Working capital
Revolving Credit Agreement	$130,000	$—	LIBOR + 0.27%	November 2006	Working capital

(1)	Loan denominated in Chilean Pesos. Floating rate linked to Bank of Chile offering rate.
(2)	This facility replaced our previous $100 million revolving credit facility.

On October 14, 2005, Legg Mason entered into a syndicated five-year $700 million unsecured floating-rate term loan agreement to primarily fund the cash portion of the purchase price of the Citigroup transaction. At closing, we borrowed $600 million, of which $512 million was used to fund the cash portion of the purchase and the remainder was used to fund acquisition-related expenses. The remaining $100 million of the $700 million loan facility was drawn down in February 2006 for additional acquisition related costs and the entire $700 million remains outstanding as of March 31, 2006. Effective with the closing of the Citigroup transaction, we entered into a three-year amortizing interest rate swap for $400 million of the $700 million term loan at a fixed rate of 4.9%. Also in connection with the Citigroup transaction, one of our subsidiaries is the borrower under a 364-day promissory note of $83.2 million, and another subsidiary entered into a $16.0 million, 3-year term loan. We funded the payment of approximately $445 million in taxes related to the gain on the sale of PC/CM from existing cash.

Effective November 1, 2005, we acquired 80% of the outstanding equity of Permal. Concurrent with the acquisition, Permal completed a reorganization in which the residual 20% of outstanding equity was converted to preference shares, resulting in Legg Mason owning 100% of the outstanding voting common stock of Permal. We have the right to purchase the preference shares over the next four years and, if that right is not exercised, the holders of those equity interests have the right to require Legg Mason to purchase the interests in the same general time frame for approximately the same consideration. The aggregate consideration paid by Legg Mason at closing was $800 million, of which $200 million was in the form of 1,889,322 newly issued shares of Legg Mason common stock and the remainder was cash. We funded the cash portion of the acquisition from existing cash. It is anticipated that we will acquire the remaining 20% ownership interest in Permal, and we will do so in purchases that will be made two and four years after the initial closing at prices based on Permal’s revenues. The maximum aggregate price, including earnout payments related to each purchase and based upon future revenue levels, for all equity interests in Permal is $1.386 billion, with a $961 million minimum price, excluding acquisition costs. We may elect to deliver up to 25% of each of the future payments in the form of shares of our common stock. In addition, we will pay a minimum of $39 million in dividends on the preference shares over 4 years.

Our assets from continuing operations consist primarily of intangible assets, goodwill, cash and cash equivalents and investment advisory and related fees receivables.

Our assets are principally funded by equity capital and long-term debt. The significant increase in intangible assets and goodwill during fiscal 2006 resulted from the CAM and Permal acquisitions. The investment advisory fee receivables are short-term in nature and collectibility is reasonably certain. Excess cash is generally invested in institutional money market funds, commercial paper or securities purchased under agreements to resell. The highly liquid nature of our current assets provides us with flexibility in financing and managing our anticipated operating needs.

At March 31, 2006, our total assets and stockholders’ equity were $9.3 billion and $5.9 billion, respectively. During fiscal 2006, stockholders’ equity increased approximately $3.6 billion primarily due to the issuance of shares in connection with the CAM and Permal acquisitions and the net income for the year. During the year ended March 31, 2006, cash and cash equivalents increased by $228.3 million from $795.1 million at March 31, 2005 to $1.02 billion at March 31, 2006. Cash flows from operating activities provided $544.8 million, primarily attributable to income from continuing operations and cash provided by operating activities of discontinued operations before the sale. This increase was offset in part by the approximately $445 million tax payment on the gain on sale of discontinued operations included in Other current liabilities. Cash flows from investing activities used $1.0 billion, primarily attributable to the funding of the CAM and Permal acquisitions. Financing activities provided $687.3 million, primarily due to the issuance of long-term debt related to the acquisition of CAM. The amounts above have been revised to include the activities attributable to operating, investing, and financing cash flows from discontinued operations. We expect that cash flows provided by operating activities will be the primary source of working capital for the next year.

As of March 31, 2006, we had debt with an outstanding balance of $1.2 billion, an increase of approximately $400 million over the prior year primarily attributable to the addition of the $700 million, 5-year term loan in connection with the CAM acquisition described above, offset in part, by the conversion of zero-coupon contingent convertible senior notes and by the maturity of the $100.0 million principal amount of senior notes on February 15, 2006, which bore interest at a stated rate of 6.5%. The $100.0 million senior notes were repaid with cash on hand. During fiscal 2006, holders of zero-coupon contingent convertible notes aggregating $479.9 million principal amount at maturity converted the notes into approximately 5.5 million shares of common stock. The convertible notes were issued in a private placement to qualified institutional buyers at an initial offering price of $440.70 per $1,000 principal amount at maturity. The discounted price reflects a yield to maturity of 2.75% per year. The remaining accreted balance at March 31, 2006 was $32.9 million. Legg Mason expects to redeem the convertible notes for cash on June 6, 2006 at their accreted value; however, the notes may be converted prior to redemption. Included in the outstanding debt is our $425.0 million principal amount of senior notes due July 2, 2008, which bear interest at 6.75%. The notes were issued at a discount to yield 6.80%. The accreted balance at March 31, 2006 was $424.6 million. Proceeds from our long-term debt have been primarily used to fund the acquisition of asset management entities. Our debt ratings at March 31, 2006 were BBB+ for Standard and Poor’s Rating Services and A3 for Moody’s Investor Service, Inc.

On August 1, 2001, Legg Mason purchased PCM for cash of approximately $682.0 million, excluding acquisition costs. The transaction included two contingent payments based on PCM’s revenue growth for the years ending on the third and fifth anniversaries of closing, with the aggregate purchase price to be no more than $1.382 billion. During fiscal 2005, we made the maximum third anniversary payment of $400.0 million to the former owners of PCM. Based upon revenue levels as of March 31, 2006, PCM has earned the remaining fifth anniversary payment of $300.0 million. This payment is due in the second quarter of fiscal 2007 and we intend to fund this obligation with cash from operations and available credit facilities, as necessary. During fiscal 2005, we made a final contingent payment of $100.0 million to the former owners of Royce, which represented the maximum contingent amount due. The final contingent payment for Royce was funded from cash on hand. The contingent payments were recorded as additional goodwill.

In March 2005, we filed a $1.0 billion shelf registration statement, which increased to approximately $1.25 billion the amount we had available for the issuance of additional debt or equity securities. A shelf filing permits us to register securities in advance and then sell them when financing needs arise or market conditions are favorable. We intend to use the shelf registration for general corporate purposes, including the expansion of our business. There are no assurances as to the terms of any securities that may be issued pursuant to the shelf registration since they are dependent on market conditions and interest rates at the time of issuance.

On December 21, 2004, Legg Mason sold 4.6 million shares of common stock at $70.30 per share, less underwriting fees, for net proceeds of approximately $311 million. We used the proceeds for general corporate purposes, which included acquisitions.

The Board of Directors previously authorized us, at our discretion, to purchase up to 3.0 million shares of our common stock. There were no repurchases during fiscal 2006. During fiscal 2005 and 2004, we repurchased 734,700 shares for $40.7 million and 1,183,950 shares for $65.4 million, respectively. As of March 31, 2006, the maximum amount of shares that may yet be purchased under the program is 699,200. In fiscal 2006, 2005 and 2004, we paid cash dividends of $78.6 million, $51.7 million, and $35.2 million, respectively. We anticipate that we will continue to pay quarterly dividends and to repurchase shares on a discretionary basis.

Certain of our asset management subsidiaries maintain various credit facilities for general operating purposes. See Notes 7 and 8 of Notes to Consolidated Financial Statements for additional information. Certain subsidiaries are also subject to the capital requirements of various regulatory agencies. All such subsidiaries met their respective capital adequacy requirements.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements, as defined by the Securities and Exchange Commission (“SEC”), include certain contractual arrangements pursuant to which a company has an obligation, such as certain contingent obligations, certain guarantee contracts, retained or contingent interest in assets transferred to an unconsolidated entity, certain derivative instruments classified as equity or material variable interests in unconsolidated entities that provide financing, liquidity, market risk or credit risk support. Disclosure is required for any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity or capital resources. We generally do not enter into off-balance sheet arrangements, as defined, other than those described in the Contractual Obligations and Contingent Payments section that follows and Special Purpose and Variable Interest Entities under Notes 1 and 17 of Notes to the Consolidated Financial Statements.

Contractual Obligations and Contingent Payments

Legg Mason has contractual obligations to make future payments in connection with our long-term debt and non-cancelable lease agreements. In addition, as described in Liquidity and Capital Resources above, we expect to make contingent payments under business purchase agreements. See Notes 7, 8, and 10 of Notes to Consolidated Financial Statements for additional disclosures related to our commitments.

The following table sets forth these contractual and contingent obligations by fiscal year:

Contractual and Contingent Obligations at March 31, 2006

(In millions)	2007	2008	2009	2010	2011	Thereafter	Total
Contractual Obligations
Short-term borrowings by contract maturity	$83.2	$—	$—	$—	$—	$—	$83.2
Long-term borrowings by contract maturity(1)	37.0	4.2	445.2	4.6	703.1	9.4	1,203.5
Coupon interest on long-term borrowings(2)	71.4	69.2	53.6	37.0	24.7	2.1	258.0
Minimum rental commitments	85.0	62.1	55.3	47.8	39.1	141.1	430.4
Total Contractual Obligations	276.6	135.5	554.1	89.4	766.9	152.6	1,975.1
Contingent Obligations:
Contingent payments related to business acquisitions(3)	612.0	252.0	7.5	293.5	—	60.0	1,225.0
Total Contractual and Contingent Obligations(4)	$888.6	$387.5	$561.6	$382.9	$766.9	$212.6	$3,200.1

(1)	Included in the payments in 2007 is $33.0, reflecting amounts due to holders of the zero-coupon convertible senior notes, which represents the accreted value on the exercised redemption call date of June 6, 2006.
(2)	Coupon interest on floating rate long-term debt is based on rates outstanding at March 31, 2006.
(3)	The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of business purchase agreements. Includes contingent payments in fiscal 2007 for PCM and CAM of $300.0 each.
(4)	The table above does not include approximately $42.1 in capital commitments to investment partnerships in which Legg Mason is a limited partner. These obligations will be funded, as required, through the end of the commitment periods that range from fiscal 2007 to 2011.

MARKET RISK

The following describes certain aspects of our business that are sensitive to market risk.

Revenues and Net Income

The majority of our revenue is based on the market value of our assets under management. Accordingly, a decline in the prices of securities generally may cause our assets under management to decrease. In addition, our fixed income and liquidity assets under management are subject to the impact of interest rate fluctuations, as rising interest rates may tend to reduce the market value of bonds held in various mutual fund portfolios or separately managed accounts. Performance fees may be earned on certain investment advisory contracts for exceeding performance benchmarks. Declines in market values of assets under management and underperformance of advisory contracts versus the applicable performance benchmarks will result in reduced fee revenues and net income.

Investments

Legg Mason invests in sponsored mutual funds, limited partnerships, limited liability companies and certain other investment products. The value of such held-to-maturity investments at March 31, 2006 was $17.3 million. Legg Mason has also made certain available-for-sale investments of $7.5 million at March 31, 2006. Declines in market values of these investments may negatively impact Legg Mason’s revenues, net income and comprehensive income.

Trading Assets

Of our securities owned, $142.2 million are classified as trading assets. Substantially all of these assets are related to long-term incentive compensation plans of subsidiaries that have corresponding liabilities. Accordingly, fluctuation in the market value of these assets and the related liabilities will have no impact on our operating revenues and will not have a material effect on our net income or liquidity. As a result of the sale of the PCM/CM businesses on December 1, 2005, we no longer hold an inventory of trading securities in the normal course of business and therefore have a substantially lower level of market risk related to trading assets and other financial instruments.

Foreign Exchange Sensitivity

Legg Mason operates primarily in the United States, but provides services, earns revenues and incurs expenses outside the United States. Accordingly, fluctuations in foreign exchange rates for currencies, principally in the United Kingdom, Canada, Brazil and Australia, may impact our comprehensive income. Certain of our subsidiaries have entered into forward contracts to manage the impact of fluctuations in foreign exchange rates on their results of operations. We do not expect foreign currency fluctuations to have a material effect on our net income, comprehensive income or liquidity.

Interest Rate Risk

Exposure to interest rate changes on our outstanding debt is not material as a substantial portion of our debt is at fixed interest rates. In addition, a significant portion of our outstanding floating rate debt is hedged through an interest rate swap that reduces our exposure in a rising interest rate environment. Gains and losses in the market value of the swap will be recorded as a component of other comprehensive income as long as the hedge is effective as a cash flow hedge. See Note 8 of Notes to Consolidated Financial Statements for additional disclosures regarding debt.

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

Intangible Assets and Goodwill

Our identifiable intangible assets consist primarily of asset management contracts, contracts to manage proprietary mutual funds or funds-of-hedge funds and trade names. Management contracts are amortizable intangible assets that are capitalized at acquisition and amortized over the expected life of the contract. Contracts to manage proprietary mutual funds or funds-of-hedge funds are indefinite-life intangible assets because we assume that there is no foreseeable limit on the contract period due to the likelihood of continued renewal at little or no cost. Similarly, trade names are considered indefinite-life intangible assets because they are expected to generate cash flows indefinitely.

Goodwill represents the residual amount of acquisition cost above identified tangible and intangible assets and assumed liabilities.

In allocating the purchase price of an acquisition to intangible assets, we must determine the fair value of the assets acquired. We determine fair values of intangible assets acquired based upon certain estimates and assumptions including projected future cash flows, growth or attrition rates for acquired contracts based upon historical experience, estimated contract lives, discount rates and investment performance. The determination of estimated contract lives requires judgment based upon historical client turnover and attrition rates and the probability that contracts with termination dates will be renewed.

As of March 31, 2006, we had approximately $2.3 billion in goodwill, $3.9 billion in indefinite-life intangible assets and $622.2 million in net amortizable intangible assets. The estimated useful lives of amortizable intangible assets currently range from 5 to 20 years.

Goodwill is evaluated quarterly at the reporting unit level and is considered impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. In estimating the implied fair value of the reporting unit, we use valuation techniques based on discounted cash flows and multiples of revenues, similar to models employed in analyzing the purchase price of an acquisition target. We have defined the reporting units to be the Mutual Funds/Managed Services, Institutional and Wealth Management divisions.

Significant assumptions used in assessing the implied fair value of goodwill under the discounted cash flow method include the projected cash flows generated by the reporting unit, the growth rate used in projecting the cash flows, and the discount rate used to determine the present value of the cash flows. Projected cash flows are based on annualized fiscal year to date cash flows for the reporting unit and are projected forward forty years. Annual cash flow growth rates are based on historical growth rates realized by the reporting unit.

The Wealth Management and Mutual Funds/Managed Services reporting units represent approximately 54% and 38%, respectively, of our goodwill. Wealth Management goodwill is principally attributable to PCM and Mutual Funds/Managed Services goodwill is principally attributable to CAM. Projected cash flows for these divisions are assumed to grow 10% annually over the next five years, with a long-term annual growth rate of 5%. The projected cash flows are discounted at 16% to determine the present value. The discount rate is based on risk-adjusted estimated weighted average cost of capital. For the Wealth Management reporting unit, annual cash flows would have to fall by over 40% or the discount rate increased to over 20% for the asset to be deemed impaired. For the Mutual Funds/Managed Services reporting unit, annual cash flows would have to fall by over 45% or the discount rate increased to over 25% for the asset to be deemed impaired.

We review the fair value of our intangible assets on a quarterly basis, considering factors such as projected cash flows and revenue multiples, to determine whether the assets are impaired and the amortization periods are appropriate. If an asset is determined to be impaired, the difference between the value of the asset reflected on the financial statements and its current implied fair value is recognized as an expense in the period in which the impairment is determined. If the amortization periods are not appropriate, the lives are adjusted and the impact on the fair value is assessed.

The implied fair values of intangible assets subject to amortization are determined at each reporting period using an undiscounted cash flow analysis. Significant assumptions used in assessing the implied fair value of management contract intangible assets include projected cash flows generated by the contracts, and attrition rates and the remaining lives of the contracts. Projected cash flows are based on fees generated by current assets under management for the applicable contracts. Contracts are assumed to turnover evenly throughout the life of the intangible asset. The expected life of the asset is based upon factors such as average client retention and client turnover rates.

Management contract intangible assets related to CAM and PCM represent approximately 47% and 35%, respectively, of our total amortizable intangible assets. The CAM intangible asset related to individual client contracts has an expected life of 12 years (which represents an annual contract turnover rate of 8%). Contract cash flows on the CAM contract would have to decline by approximately 45% before the asset would be deemed impaired or client attrition that decreases the estimated life by more than 50% would result in impairment.

The PCM intangible asset related to client contracts had an original expected life of 18 years (which represents an annual contract turnover rate of 6%), with an expected remaining life of 13 years at March 31, 2006. At current expected client attrition rates, the cash flows generated by the underlying management contracts held by PCM would have to decline by approximately 60% for the asset to become impaired. Similarly, with no change to the profitability of the contracts, client attrition would have to accelerate to a rate such that our estimated useful life would decline by approximately 65% before the asset would be deemed impaired.

For intangible assets with lives that are indeterminable or indefinite, fair value is determined based on anticipated discounted cash flows. We have two primary types of indefinite-life intangible assets: proprietary fund contracts and to a lesser extent, trade names.

Significant assumptions used in assessing the fair value of indefinite-life intangible assets related to proprietary fund contracts include the projected cash flows generated by those contracts and the discount rate used to determine the present value of the cash flows. Projected cash flows are based on annualized cash flows for the applicable contracts projected forward up to forty years, assuming annual cash flow growth approximating market returns. Contracts within the same family of funds are reviewed in aggregate and are considered interchangeable because investors can transfer between funds with limited restrictions. Similarly, cash flows generated by new funds added to the fund family are included when determining the fair value of the intangible asset.

The intangible assets related to the CAM domestic mutual fund contracts and the Permal funds-of-hedge funds contracts comprise approximately 65% and 24%, respectively, of our indefinite life intangible assets. Cash flows from the CAM and Permal contracts are assumed to grow at long-term annual rates of 5% and 8%, respectively, which approximates expected average market returns of the underlying fund asset classes. The projected cash flows from the CAM and Permal funds are discounted at 13% and 14%, respectively, based on the estimated weighted average cost of capital of the respective businesses. Changes in assumptions, such as an increased discount rate or declining cash flows, could result in an impairment. At current profitability levels, cash flows generated by the CAM mutual fund contracts would have to fall approximately 10% or the discount rate used in the test would have to be raised to 14% for the asset to be deemed impaired. Likewise, cash flows generated by the Permal funds-of-hedge funds contracts would have to fall by approximately 25% or the discount rate raised to 18% for the asset to be deemed impaired. Given that CAM and Permal assets were recently acquired, implied fair values at March 31, 2006 are not significantly different from the values recorded at acquisition.

Some of our business acquisitions, such as PCM, Royce and Permal involved closely held companies in which certain key employees were also owners of those companies. In establishing the purchase price, we may include contingent consideration whereby only a portion of the purchase price is paid on the acquisition date. The determination of these contingent payments is consistent with our methods of valuing and establishing the purchase price, and we record these payments as additional purchase price and not compensation when the contingencies are met. Historically, contingent payments have been recorded as additional goodwill. See Note 6 of Notes to Consolidated Financial Statements for additional information regarding intangible assets and goodwill.

Loss Contingencies

Legg Mason has been the subject of customer complaints and has also been named as a defendant in various legal actions arising primarily from securities brokerage, asset management and investment banking activities, including certain class actions, which primarily allege violations of securities laws and seek unspecified damages, which could be substantial. Legg Mason is also involved in governmental and self-regulatory agency inquiries, investigations and proceedings. With the sale of our private client and capital markets businesses, we agreed to indemnify Citigroup for most customer complaints, litigation and regulatory liabilities that result from pre-closing events. Similarly, Citigroup has agreed to be liable to Legg Mason for most customer complaints litigation and regulatory liabilities of the CAM business that result from pre-closing events. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5 “Accounting for Contingencies,” we have established liabilities for potential losses from such complaints, legal actions, investigations and proceedings. In establishing these liabilities, we use our judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of the losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed monthly and are adjusted to reflect our estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period the expenses are ultimately determined. As of March 31, 2006 and 2005, our liability for losses and contingencies was $4.3 million and $27.3 million, respectively. The most significant component of the liability balance at March 31, 2005 reflects an approximate $20.0 million verdict rendered in October 2003 for a copyright infringement lawsuit, which was subsequently settled in fiscal 2006 for $11,500. See Note 10 of Notes to Consolidated Financial Statements for additional disclosures regarding contingencies.

Stock-Based Compensation

Our stock-based compensation plans include stock options, employee stock purchase plans, restricted stock awards and deferred compensation payable in stock. Under our stock compensation plans, we issue stock options to officers, key employees and non-employee members of our Board of Directors. Prior to April 1, 2003, we accounted for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. In accordance with APB No. 25, prior to fiscal 2004, compensation expense was not recognized for stock options because they had no intrinsic value on the date of grant, since the exercise price of the options was equal to the market value of the underlying common stock.

During fiscal 2004, we adopted the fair value method of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” prospectively for stock options granted and stock purchase plan transactions after April 1, 2003, using the Black-Scholes option-pricing model. Market-based performance grants are valued with a Monte Carlo option-pricing model. Under the prospective method allowed under SFAS No. 148, compensation expense is recognized based on the fair value of stock options granted after April 1, 2003 over the applicable vesting period. No compensation expense is recognized for stock options granted prior to April 1, 2003. Therefore, the expense related to stock-based employee compensation included in the determination of net income for fiscal 2006, 2005, and 2004 is less than that which would have been included if the fair value method had been applied to all awards.

In accordance with the provisions of SFAS No. 148, we provide disclosure in Note 13 of Notes to Consolidated Financial Statements of the pro forma results under the modified prospective fair value based method, as if compensation expense associated with all stock option grants had been recognized over their respective vesting period. If we accounted for prior years’ stock option grants under the modified prospective fair value based method, net income from continuing operations would have been reduced by $3.2 million, $7.9 million and $9.8 million in fiscal 2006, 2005 and 2004, respectively. Net income from discontinued operations would have been reduced by $4.0 million, $6.1 million and $7.5 million in fiscal 2006, 2005 and 2004, respectively. These reductions are primarily the result of the impact of the inclusion of additional years of expense in the actual results of operations since the adoption in fiscal 2004. We granted 1,106,105, 574,035 and 914,475 stock options in fiscal 2006, 2005 and 2004, respectively.

We determine the fair value of each option grant using the Black-Scholes option-pricing model, except for performance or market-based grants, for which we use a Monte Carlo option-pricing model. Both models require management to develop estimates regarding certain input variables. The inputs for the Black-Scholes model include: stock price on the date of grant, exercise price of the option, dividend yield, volatility, expected life and the risk-free interest rate, all of which except the grant date stock price and the exercise price require estimates or assumptions. We calculate the dividend yield based upon the average of the historical quarterly dividend payments over a term equal to the vesting period of the options. We estimate volatility in part based upon the historical prices of our stock over a period equal to the expected life of the option and in part upon the implied volatility of market-listed options at the date of grant. The expected life is the estimated length of time an option is held before it is either exercised or canceled, based upon our historical option exercise experience. The risk-free interest rate is the rate available for zero-coupon U.S. Government issues with a remaining term equal to the expected life of the options being valued. For market-based (performance) option grants, we use a Monte Carlo option-pricing model to estimate the fair value. If we used different methods to estimate our variables for the Black-Scholes and Monte Carlo models, or if we used a different type of option-pricing model, the fair value of our option grants might be different.

In December 2004, the FASB revised SFAS No. 123 (“SFAS No. 123(R)”) requiring companies to record share-based payment transactions as compensation expense at fair market value under either the modified prospective or modified retrospective transition method. In April 2005, the SEC delayed the effective date of SFAS No. 123(R) until the start of our fiscal year 2007. Legg Mason will adopt SFAS No. 123(R) in the first quarter of its fiscal year 2007, using the modified prospective transition method. It is expected that the adoption of SFAS 123(R) will reduce fiscal 2007 net income by approximately $3.2 million.

Income Taxes

Legg Mason and its subsidiaries are subject to the income tax laws of the Federal, state and local jurisdictions of the U.S. and numerous foreign jurisdictions in which we operate. We file income tax returns representing our filing positions with each jurisdiction. Due to the inherent complexities arising from conducting business and being taxed in a substantial number of jurisdictions, we must make certain estimates and judgments in determining our income tax provision for financial statement purposes. These estimates and judgments are used in determining the tax basis of assets and liabilities, and in the calculation of certain tax assets and liabilities that arise from differences in the timing of revenue and expense recognition for tax and financial statement purposes. Management assesses the likelihood that Legg Mason will be able to realize its deferred tax assets. If it is more likely than not that the deferred tax asset will not be realized, then a valuation allowance is established with a corresponding increase to deferred tax provision. The calculation of our tax liabilities involves uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax uncertainties in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If we determine that our estimates have changed, the income tax provision will be adjusted in the period in which that determination is made. See Note 9 of Notes to Consolidated Financial Statements for additional disclosures regarding income taxes.

RECENT ACCOUNTING DEVELOPMENTS

The following relevant accounting pronouncements were recently issued.

Variable interest entities:

The Emerging Issues Task Force (“EITF”) reached a consensus in June 2005 regarding Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” that a general partner of a limited partnership is presumed to control the limited partnership, unless the limited partners have substantive termination rights or participating rights. In July 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) SOP 78-9-1, “Interaction of AICPA

Statement of Position 78-9 and EITF Issue No. 04-5.” This staff position eliminates the concept of “important rights” of Statement 78-9 and replaces it with the concept of “kick-out rights” and “substantive participating rights” as defined in Issue 04-5. The EITF also reached a consensus in June 2005 on Issue 96-16, “Investors Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” The guidance from these standards is effective for all general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified after June 29, 2005. For all other limited partnerships, it is effective for fiscal years beginning after December 15, 2005. We have adopted and will adopt the guidance in these pronouncements, as applicable. Adoption of these accounting standards is not expected to have a material impact on our Consolidated Financial Statements.

Share-based compensation:

The FASB issued SFAS No. 123 (R), “Share-Based Payment,” in December 2004. In 2005 and 2006, the FASB issued staff positions addressing implementation of SFAS No. 123 (R). The FASB also issued a staff position, FSP EITF 00-19-1, “Application of EITF Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation,” which will be effective upon the adoption of SFAS No. 123 (R). The SEC issued Staff Accounting Bulletin No. 107 concerning staff positions on share-based payment. We will adopt SFAS No. 123 (R) in the first quarter of our fiscal year 2007 and we expect that it will reduce net income for the year by approximately $3.2 million. For additional information on share-based compensation, see Note 13 of Notes to Consolidated Financial Statements.

Other:

As disclosed previously, in December 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act, which was signed into law on October 22, 2004, provided for a one-time dividends received deduction on the repatriation of certain foreign earnings to US taxpayers. We have determined that no repatriation of foreign earnings will be made, and, accordingly, there will be no effect on our U.S. income tax provision.

FORWARD-LOOKING STATEMENTS

Information or statements provided by or on behalf of Legg Mason from time to time, including those within this Annual Report on Form 10-K, may contain certain “forward-looking information,” including information relating to anticipated growth in revenues or earnings per share, anticipated changes in our businesses or in the amount of our client assets under management, anticipated future performance of our business, anticipated expense levels, changes in expenses, the expected effects of acquisitions and expectations regarding financial market conditions. We caution readers that any forward-looking information provided by or on behalf of Legg Mason is not a guarantee of future performance. Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are outside of our control, including but not limited to those discussed below and those discussed under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Further, such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligations to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Our future revenues may fluctuate due to numerous factors, such as: the total value and composition of assets under management; the volatility and general level of securities prices and interest rates; the relative investment performance of company-sponsored investment funds and other asset management products compared with competing offerings and market indices; investor sentiment and confidence; general economic conditions; our ability to maintain investment management and administrative fees at current levels; competitive conditions in our business; the ability to attract and retain key personnel and the effects of acquisitions, including prior acquisitions. Our future operating results are also dependent upon the level of operating expenses, which are subject to fluctuation for the following or other reasons: variations in the level of compensation expense incurred as a result of changes in the number of total employees, competitive factors, changes in the percentages of revenues paid as compensation or other reasons; variations in expenses and capital costs, including depreciation, amortization and other non-cash charges incurred by us to maintain our administrative infrastructure; unanticipated costs that may be incurred by Legg Mason from time to time to protect client goodwill or in connection with litigation or regulatory proceedings; and the effects of acquisitions.

Our business is also subject to substantial governmental regulation and changes in legal, regulatory, accounting, tax and compliance requirements that may have a substantial effect on our business and results of operations.

EFFECTS OF INFLATION

The rate of inflation can directly affect various expenses, including employee compensation, communications and technology and occupancy, which may not be readily recoverable in charges for services provided by us. Further, to the extent inflation adversely affects the securities markets, it may impact revenues and recorded intangible and goodwill values. See discussion of “Market Risks—Revenues and Net Income” and “Critical Accounting Policies—Intangibles and Goodwill” previously discussed.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” for disclosure about market risk.

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

Management assessed the effectiveness of Legg Mason’s internal control over financial reporting as of March 31, 2006, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of March 31, 2006, Legg Mason’s internal control over financial reporting is effective based on the criteria established in the COSO framework.

Management’s assessment of the effectiveness of Legg Mason’s internal control over financial reporting as of March 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein, which expresses unqualified opinions on management’s assessment and on the effectiveness of Legg Mason’s internal control over financial reporting as of March 31, 2006.

Raymond A. Mason

Chairman and Chief Executive Officer

Charles J. Daley, Jr.

Senior Vice President, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders of Legg Mason, Inc.:

We have completed integrated audits of Legg Mason, Inc. and its subsidiaries’ March 31, 2006 and March 31, 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2006, and an audit of its March 31, 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Legg Mason, Inc. and its subsidiaries (the “Company”) at March 31, 2006 and March 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the Report of Management on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of March 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Baltimore, Maryland

June 9, 2006

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	Years Ended March 31,
	2006	2005	2004
OPERATING REVENUES
Investment advisory fees
Separate accounts	$1,150,257	$821,009	$592,175
Funds	1,046,829	460,629	329,908
Distribution and service fees	425,554	261,587	206,321
Other	22,572	27,475	24,672
Total operating revenues	2,645,212	1,570,700	1,153,076
OPERATING EXPENSES
Compensation and benefits	1,074,120	661,785	477,198
Transaction-related compensation	53,063	—	—
Total compensation and benefits	1,127,183	661,785	477,198
Distribution and servicing	561,788	253,394	195,609
Communications and technology	89,234	46,299	35,007
Occupancy	50,919	27,472	23,807
Amortization of intangible assets	38,460	21,286	20,465
Litigation award settlement	(8,150)	—	19,000
Other	106,048	71,347	55,742
Total operating expenses	1,965,482	1,081,583	826,828

OPERATING INCOME	679,730	489,117	326,248

OTHER INCOME (EXPENSE)
Interest income	47,992	20,059	14,259
Interest expense	(52,648)	(44,765)	(44,734)
Other	40,388	6,347	5,790
Total other income (expense)	35,732	(18,359)	(24,685)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION AND MINORITY INTERESTS	715,462	470,758	301,563
Income tax provision	275,595	175,334	114,223
INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	439,867	295,424	187,340
Minority interests, net of tax	(6,160)	—	—
INCOME FROM CONTINUING OPERATIONS	433,707	295,424	187,340
Income from discontinued operations, net of tax	66,421	113,007	103,943
Gain on sale of discontinued operations, net of tax	644,040	—	6,481
NET INCOME	$1,144,168	$408,431	$297,764
NET INCOME PER SHARE
Basic:
Income from continuing operations	$3.60	$2.86	$1.87
Income from discontinued operations	0.55	1.09	1.04
Gain on sale of discontinued operations	5.35	—	0.06
	$9.50	$3.95	$2.97
Diluted:
Income from continuing operations	$3.35	$2.56	$1.68
Income from discontinued operations	0.51	0.97	0.91
Gain on sale of discontinued operations	4.94	—	0.06
	$8.80	$3.53	$2.65

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$1,023,470	$795,121
Receivables:
Investment advisory and related fees	560,407	263,153
Other	289,433	43,849
Investment securities	142,206	64,904
Other	111,215	37,405
Assets of discontinued operations held for sale	—	5,347,611
Total current assets	2,126,731	6,552,043
Restricted cash	—	20,658
Investment securities	26,272	9,052
Fixed assets, net	182,609	92,351
Intangible assets, net	4,493,316	453,923
Goodwill	2,303,799	992,800
Other	169,763	98,645
Total Assets	$9,302,490	$8,219,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued compensation	$586,899	$289,419
Short-term borrowings	83,227	—
Current portion of long-term debt	36,883	103,017
Contractual acquisition payable	300,000	—
Payables for distribution and servicing	135,607	—
Other	455,090	117,863
Liabilities of discontinued operations held for sale	—	4,429,031
Total current liabilities	1,597,706	4,939,330
Deferred compensation	97,101	106,624
Other	591,490	172,225
Long-term debt	1,166,077	708,147
Total Liabilities	3,452,374	5,926,326
Commitments and Contingencies (Note 10)

Stockholders’ Equity
Common stock, par value $.10; authorized 250,000,000 shares; issued 129,709,847 shares in 2006 and 106,683,861 shares in 2005	12,971	10,668
Convertible preferred stock, par value $10; authorized 4,000,000 shares;
8.39 shares outstanding in 2006	—	—
Shares exchangeable into common stock	5,720	6,697
Additional paid-in capital	3,287,481	765,863
Deferred compensation	(51,898)	(29,667)
Employee stock trust	(45,924)	(127,780)
Deferred compensation employee stock trust	45,924	127,780
Retained earnings	2,580,898	1,523,875
Accumulated other comprehensive income, net	14,944	15,710
Total Stockholders’ Equity	5,850,116	2,293,146
Total Liabilities and Stockholders’ Equity	$9,302,490	$8,219,472

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Years Ended March 31,
	2006	2005	2004
COMMON STOCK
Beginning balance	$10,668	$6,655	$6,483
Stock options	469	204	185
Deferred compensation trust	13	24	19
Deferred compensation, net	3	20	10
Conversion of debt	555	25	—
Exchangeable shares	39	26	37
Business acquisitions	1,224	—	—
Public offering	—	460	—
Shares repurchased and retired	—	(73)	(79)
Stock split	—	3,327	—
Ending balance	12,971	10,668	6,655
SHARES EXCHANGEABLE INTO COMMON STOCK
Beginning balance	6,697	7,351	8,736
Exchanges	(977)	(654)	(1,385)
Ending balance	5,720	6,697	7,351
ADDITIONAL PAID-IN CAPITAL
Beginning balance	765,863	391,597	357,622
Stock options	306,637	65,300	76,238
Deferred compensation trust	11,714	14,674	13,252
Deferred compensation, net	41,434	14,496	8,457
Conversion of debt	237,086	10,712	—
Exchangeable shares	938	628	1,348
Business acquisitions	1,923,809	—	—
Public issuance of stock	—	312,439	—
Shares repurchased and retired	—	(40,656)	(65,320)
Stock split	—	(3,327)	—
Ending balance	3,287,481	765,863	391,597
DEFERRED COMPENSATION AND OFFICER NOTE RECEIVABLE
Beginning balance	(29,667)	(30,224)	(34,578)
Increase in unearned compensation	(41,017)	(13,508)	(7,664)
Repayment of officer note receivable	—	895	1,084
Amortization of deferred compensation	18,786	13,170	10,934
Ending balance	(51,898)	(29,667)	(30,224)
EMPLOYEE STOCK TRUST
Beginning balance	(127,780)	(117,331)	(109,803)
Shares issued to plan	(13,355)	(20,365)	(20,306)
Distributions and forfeitures	95,211	9,916	12,778
Ending balance	(45,924)	(127,780)	(117,331)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	127,780	117,331	109,803
Shares issued to plans	13,355	20,365	20,306
Distributions and forfeitures	(95,211)	(9,916)	(12,778)
Ending balance	45,924	127,780	117,331
RETAINED EARNINGS
Beginning balance	1,523,875	1,173,282	913,670
Net income	1,144,168	408,431	297,764
Dividends declared	(87,145)	(57,838)	(38,152)
Ending balance	2,580,898	1,523,875	1,173,282
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET
Beginning balance	15,710	10,949	(3,976)
Realized and unrealized holding losses on investment securities, net of tax	(124)	(44)	(116)
Unrealized and realized gains on cash flow hedges, net of tax	1,323	—	1,497
Foreign currency translation adjustment	(1,965)	4,805	13,544
Ending balance	14,944	15,710	10,949
TOTAL STOCKHOLDERS’ EQUITY	$5,850,116	$2,293,146	$1,559,610

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended March 31,
	2006	2005	2004
NET INCOME	$1,144,168	$408,431	$297,764
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,965)	4,805	13,544
Unrealized gains (losses) on investment securities:
Unrealized holding losses	(216)	(54)	(72)
Reclassification adjustment for (gains) losses included in net income	92	10	(44)
Net unrealized losses on investment securities	(124)	(44)	(116)
Unrealized gain on cash flow hedges:
Unrealized holding gains	1,323	—	461
Reclassification adjustment for loss included in net income	—	—	1,036
Net unrealized gains on cash flow hedges	1,323	—	1,497
Total other comprehensive income	(766)	4,761	14,925
COMPREHENSIVE INCOME	$1,143,402	$413,192	$312,689

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS

OF CASH FLOWS

(Dollars in thousands)

	Years Ended March 31,
	2006	2005(1)	2004(1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,144,168	$408,431	$297,764
Income from discontinued operations	(66,421)	(113,007)	(103,943)
Gain on sale of discontinued operations	(644,040)	—	(6,481)
Non-cash items included in net income:
Depreciation and amortization	73,768	40,604	35,248
Amortization of deferred sales commissions	29,873	4,232	3,359
Accretion and amortization of securities discounts and premiums, net	4,889	8,201	8,559
Deferred compensation	35,465	9,921	11,213
Unrealized losses on firm investments	8,360	2,564	4,378
Other	161	1,265	3,137
Deferred income taxes	(17,233)	39,266	(4,613)
Decrease (increase), in assets excluding acquisitions:
Investment advisory and related fees receivable	(161,570)	(71,739)	(73,135)
Net purchases of trading investments	(93,261)	(30,701)	(11,018)
Other receivables	61,216	(10,352)	(69,313)
Restricted cash	20,658	(20,658)	—
Other current assets	(39,643)	14,752	10,864
Other non-current assets	71,896	(26,639)	(26,330)
Increase (decrease) in liabilities excluding acquisitions:
Accrued compensation	(102,803)	72,434	71,729
Deferred compensation	(9,523)	54,508	28,372
Payables for distribution and servicing	135,607	—	—
Other current liabilities	(403,047)	1,401	61,012
Other non-current liabilities	(33,939)	9,473	53,726
Net cash provided by (used for) operating activities of discontinued operations	530,180	(28,201)	(26,327)
CASH PROVIDED BY OPERATING ACTIVITIES	544,761	365,755	268,201
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for:
Fixed assets	(85,204)	(26,557)	(43,965)
Acquisitions, net of cash acquired	(880,008)	(57,404)	(3,967)
Contractual acquisition earnouts	(16,300)	(502,500)	(543)
Proceeds from sale of assets	—	—	56,923
Purchases of investment securities	(25,551)	(10,654)	(15,604)
Proceeds from sales and maturities of investment securities	8,074	10,827	16,105
Net cash used for investing activities of discontinued operations	(4,592)	(9,477)	(9,839)
CASH USED FOR INVESTING ACTIVITIES	(1,003,581)	(595,765)	(890)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in short-term borrowings	—	—	(4,708)
Net proceeds from issuance of long-term debt	728,580	20,000	—
Repayment of principal on long-term debt	(103,113)	—	—
Issuance of common stock	140,454	370,336	70,394
Repurchase of common stock	—	(40,729)	(65,399)
Dividends paid	(78,626)	(51,728)	(35,238)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	687,295	297,879	(34,951)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(126)	1,681	2,893
NET INCREASE IN CASH AND CASH EQUIVALENTS	228,349	69,550	235,253
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	795,121	725,571	490,318
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,023,470	$795,121	$725,571
SUPPLEMENTARY DISCLOSURE
Cash paid for:
Income taxes	$654,118	$191,708	$166,212
Interest	105,258	70,815	53,157

(1)	Revised to separately disclose the operating and investing portions of cash flows attributable to discontinued operations. These amounts were previously reported as an aggregate amount for fiscal years 2005 and 2004. There were no financing cash flows from discontinued operations.

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts or unless otherwise noted)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Legg Mason, Inc. (“Parent”) and its subsidiaries (collectively, “Legg Mason”) are principally engaged in providing asset management and related financial services to individuals, institutions, corporations and municipalities. On December 1, 2005, Legg Mason acquired substantially all of Citigroup Inc.’s (“Citigroup”) worldwide asset management business (“CAM”) in exchange for Legg Mason’s Private Client and Capital Markets businesses (“PC/CM”), common and preferred stock and cash. Also, effective November 1, 2005, Legg Mason acquired Permal Group Ltd (“Permal”). See Note 2 for additional information.

The consolidated financial statements include the accounts of the Parent and its subsidiaries in which it has a controlling financial interest, including CAM and Permal from the dates of acquisition. Generally, an entity is considered to have a controlling financial interest when it owns a majority of the voting interest in an entity. Legg Mason is also required to consolidate any variable interest entity (“VIE”) in which it is considered to be the primary beneficiary. See discussion of Special Purpose and Variable Interest Entities that follows for a further discussion of VIEs. All material intercompany balances and transactions have been eliminated. Unless otherwise noted, all per share amounts include both common shares of Legg Mason, shares issued in connection with the acquisition of Legg Mason Canada Inc., which are exchangeable into common shares of Legg Mason on a one-for-one basis at any time, and non-voting convertible preferred stock, which is convertible upon sale into shares of Legg Mason common stock. These non-voting convertible preferred shares are considered “participating securities” and therefore are included in the calculation of basic earnings per common share. Where appropriate, prior years’ financial statements reflect reclassifications to conform to the current year presentation.

In connection with the sale of Legg Mason’s PC/CM businesses as described in Note 3, Legg Mason reflected the assets and liabilities of these businesses as Assets and Liabilities of discontinued operations held for sale on the Consolidated Balance Sheet as of March 31, 2005. The PC/CM businesses include the Parent’s primary broker-dealer subsidiary. Accordingly, balance sheets are now presented in a classified format, with assets and liabilities designated as current or non-current. Legg Mason also reflected the related results of operations of PC/CM as Income from discontinued operations on the Consolidated Statements of Income. Operating and investing cash flows from discontinued operations are shown separately in the Consolidated Statements of Cash Flows. There were no financing cash flows from discontinued operations. Significant accounting policies summarized below reflect those of Legg Mason’s continuing operations. See Note 3 for a discussion of significant accounting policies applicable to the PC/CM discontinued operations.

All references to fiscal 2006, 2005 or 2004 refer to Legg Mason’s fiscal year ended March 31 of that year.

Use of Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes, including intangible assets and goodwill, liabilities for losses and contingencies, stock-based compensation and income taxes. Management believes that the estimates used are reasonable, although actual amounts could differ from the estimates and the differences could have a material impact on the consolidated financial statements.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of 90 days or less.

Restricted Cash

During fiscal 2006, restricted cash of $11,500 was used to settle a civil copyright lawsuit, as further explained in Note 10. The remaining cash of $9,158, including approximately $800 of interest, was released to us from an escrow account.

Financial Instruments

Substantially all financial instruments are reflected in the financial statements at fair value or amounts that approximate fair value. See Note 3 for financial instruments related to discontinued operations.

Legg Mason holds debt and marketable equity investments which are classified as available-for-sale, held-to-maturity or trading. Debt and marketable equity securities classified as available-for-sale are reported at fair value and resulting unrealized gains and losses are reflected in stockholders’ equity and comprehensive income, net of applicable income taxes. Debt securities, for which there is positive intent and ability to hold to maturity, are classified as held-to-maturity and are recorded at amortized cost.

Amortization of discount or premium is recorded under the interest method and is included in interest income.

Certain investment securities are classified as trading securities. These investments are recorded at fair value and unrealized gains and losses are included in income from continuing operations. Realized gains and losses for all investments are included in current period earnings.

Legg Mason evaluates its non-trading investment securities for “other than temporary” impairment. Impairment may exist when the fair value of an investment security has been below the adjusted cost for an extended period of time. If an “other than temporary” impairment is determined to exist, the difference between the value of the investment security recorded on the financial statements and its fair value is recognized as a charge to income in the period the impairment is determined. As of March 31, 2006 and 2005, the amount of unrealized losses for investment securities not recognized in income was not material.

For investments in illiquid and privately-held securities for which market prices or quotations are not readily available, management must estimate the value of the security based upon available information in order to determine fair value. As of March 31, 2006 and 2005, Legg Mason had approximately $1,503 and $2,492, respectively, of non-trading financial instruments in continuing operations which were valued based upon management’s assumptions or estimates, taking into consideration available financial information of the company and industry. At March 31, 2006 and 2005, Legg Mason had approximately $64,026 and $33,169, respectively, of investments in partnerships and limited liability corporations. These investments are reflected in non-current Other Assets on the Consolidated Balance Sheets and are generally accounted for under the cost or equity method.

In addition to the financial instruments described above, other financial instruments that are carried at fair value or amounts that approximate fair value include Cash and cash equivalents, Restricted cash, and Short-term borrowings. The fair value of Long-term debt at March 31, 2006 and 2005 was $1,277,508 and $1,065,532 respectively. These fair values were estimated using current market prices.

Fixed Assets

Fixed assets consist of equipment, software and leasehold improvements. Equipment consists primarily of communications and technology hardware and furniture and fixtures. Software includes both purchased software and internally developed software. Fixed assets are reported at cost, net of accumulated depreciation and amortization. Depreciation and amortization are determined by use of the straight-line method. Equipment is depreciated over the estimated useful lives of the assets, generally ranging from three to eight years. Software is amortized over the estimated useful lives of the assets, which are generally three years. Leasehold improvements are amortized over the initial term of the lease unless options to extend are likely to be exercised. Maintenance and repair costs are expensed as incurred. Internally developed software is reviewed periodically to determine if there is a change in the useful life, or if an impairment in value may exist. If impairment is deemed to exist, the asset is written down to its fair value or is written off if the asset is determined to no longer have any value.

Intangible Assets and Goodwill

Intangible assets consist principally of asset management contracts, contracts to manage proprietary funds and trade names. Intangible assets are amortized over their estimated useful lives, using the straight-line method, unless the asset is determined to have an indefinite useful life. Asset management contracts are amortizable intangible assets that are capitalized at acquisition and amortized over the expected life of the contract. The value of contracts to manage assets in proprietary funds and the value of trade names are classified as indefinite-life intangible assets. The assignment of indefinite lives to proprietary fund contracts is based upon the assumption that there is no foreseeable limit on the contract period to manage proprietary funds due to the likelihood of continued renewal at little or no cost. The assignment of indefinite lives to trade names is based on the assumption that they are expected to generate cash flows indefinitely.

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, indefinite-life intangible assets and goodwill are not amortized. Legg Mason evaluates its intangible assets and goodwill on a quarterly basis, considering factors such as projected cash flows and revenue multiples, to determine whether the value of the assets is impaired and the amortization periods are appropriate. If an asset is impaired, the difference between the value of the asset reflected on the financial statements and its current fair value is recognized as an expense in the period in which the impairment is determined. The fair values of intangible assets subject to amortization are reviewed at each reporting period using an undiscounted cash flow analysis. For intangible assets with indefinite lives, fair value is determined based on anticipated discounted cash flows. Goodwill is evaluated at the reporting unit level, and is deemed to be impaired if the carrying amount of the reporting unit exceeds its implied fair value. In estimating the fair value of the reporting unit, Legg Mason uses valuation techniques based on multiples of revenues and discounted cash flows similar to models employed in analyzing the purchase price of an acquisition target. Legg Mason defines the reporting units to be the Mutual Funds/ Managed Services, Institutional and Wealth Management divisions. See Note 6 for additional information regarding intangible assets and goodwill.

Translation of Foreign Currencies

Assets and liabilities of foreign subsidiaries that are denominated in non-U.S. dollar functional currencies are translated at exchange rates as of the Consolidated Balance Sheet dates. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars are included in stockholders’ equity and comprehensive income. Gains or losses resulting from foreign currency transactions are included in earnings.

Investment Advisory Fees

Legg Mason earns investment advisory fees on assets in separately managed accounts, investment funds, and other products managed for Legg Mason’s clients. These fees are primarily based on predetermined percentages of the market value of the assets under management, are recognized over the period in which services are performed and may be billed in advance of the period earned. Performance fees may be earned on certain investment advisory contracts for exceeding performance benchmarks and are generally recognized at the end of the performance measurement period or when they are determined to be realizable.

Distribution and Service Fees Revenue and Expense

Distribution and service fees represent fees earned from funds to reimburse the distributor for the costs of marketing and selling fund shares and servicing proprietary funds and are generally determined as a percentage of client assets. Reported amounts also include fees earned from providing client or shareholder servicing, including record keeping or administrative services to proprietary funds. Distribution fees earned on company-sponsored investment funds are reported as revenue. When Legg Mason enters into arrangements with broker-dealers or other third parties to sell or market proprietary fund shares, distribution and service fee expense is accrued for the amounts owed to third parties, including finders’ fees and referral fees paid to unaffiliated broker-dealers or introducing parties. Distribution and servicing expense also includes payments to third parties for certain shareholder administrative services and sub-advisory fees paid to unaffiliated asset managers.

Deferred Sales Commissions

Commissions paid to financial intermediaries in connection with sales of certain classes of company-sponsored mutual funds are capitalized as deferred sales commissions. The asset is amortized over periods not exceeding six years, which represent the periods during which commissions are generally recovered from distribution and service fee revenues and from contingent deferred sales charges (“CDSC”) received from shareholders of those funds upon redemption of their shares. CDSC receipts are recorded as revenue when received, with a corresponding expense and a reduction of the unamortized balance of deferred sales commissions.

Management periodically tests the deferred sales commission asset for impairment. The most significant assumption utilized to estimate the fair value of the deferred asset is expected redemption rates. The estimated fair value is compared to the recorded value of the deferred commission asset. If management determines that the deferred sales commission asset is not fully recoverable, the asset will be deemed impaired and a loss will be recorded in the amount by which the recorded amount of the asset exceeds its estimated fair value. For the years ended March 31, 2006, 2005, and 2004, no impairment charges were recorded. Deferred sales commissions, included in Other non-current assets in the Consolidated Balance Sheets, were $78.9 million and $6.5 million at March 31, 2006 and 2005, respectively.

Income Taxes

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred income tax assets are subject to a valuation allowance if, in management’s opinion, it is more likely than not that these benefits may not be realized. Legg Mason’s deferred income taxes principally relate to business combinations, amortization and accrued compensation.

Loss Contingencies

Legg Mason accrues estimates for loss contingencies related to legal actions, investigations, and proceedings when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

Stock-Based Compensation

Legg Mason’s stock-based compensation includes stock options, employee stock purchase plans, restricted stock awards and deferred compensation payable in stock. Under its stock compensation plans, Legg Mason issues stock options to officers, key employees and non-employee members of the Board of Directors.

Legg Mason uses the fair value method of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” prospectively for all stock options granted and stock purchase plan transactions after April 1, 2003, using the Black-Scholes option-pricing model, with the exception of market-based performance grants, which are valued with a Monte Carlo option-pricing model. Under the prospective method allowed under SFAS No. 148, compensation expense is recognized based on the fair value of stock options granted after April 1, 2003 over the applicable vesting period. No compensation expense is recognized for stock options granted prior to April 1, 2003 because they had no intrinsic value (the exercise price is not less than the market price) on the date of grant. Therefore, the expense related to stock-based employee compensation included in the determination of net income is less than that which would have been included if the fair value method had been applied to awards before April 1, 2003. Restricted stock awards are recognized as expense over the vesting periods, generally 2 to 4 years.

The following tables reflect pro forma results as if compensation expense associated with all option grants (regardless of grant date) and the stock purchase plan were recognized over the vesting period:

Continuing Operations	2006	2005	2004
Income from continuing operations	$433,707	$295,424	$187,340
Add: stock-based compensation included in reported net income, net of tax	7,458	2,404	2,249
Less: stock-based compensation determined under fair value based method, net of tax	(10,660)	(10,313)	(12,010)
Pro forma net income from continuing operations	$430,505	$287,515	$177,579
Earnings per share:
As reported:
Basic	$3.60	$2.86	$1.87
Diluted	3.35	2.56	1.68
Pro forma:
Basic	$3.57	$2.78	$1.78
Diluted	3.32	2.50	1.60

Discontinued Operations	2006	2005	2004
Income from discontinued operations, net of taxes	$66,421	$113,007	$103,943
Add: stock-based compensation included in reported net income, net of tax	1,102	2,630	1,913
Less: stock-based compensation determined under fair value based method, net of tax	(5,117)	(8,717)	(9,424)
Pro forma net income from discontinued operations	$62,406	$106,920	$96,432
Earnings per share:
As reported:
Basic	$0.55	$1.09	$1.04
Diluted	0.51	0.97	0.91
Pro forma:
Basic	$0.52	$1.03	$0.96
Diluted	0.48	0.91	0.85

As discussed in Note 3, in connection with the sale of PC/ CM, Legg Mason accelerated the vesting of stock option and other equity-based deferred compensation awards previously granted to employees of the PC/CM businesses. The accelerated vesting of stock options reduced the gain on sale by $73.7 million ($61.7 million after tax) reflecting the increase in the fair value of the awards as of the vesting date from the original grant date. Approximately $43.1 million of this charge related to incentive stock options for which there is no tax benefit.

Consolidated Operations	2006	2005	2004
Net income, as reported	$1,144,168	$408,431	$297,764
Add: stock-based compensation included in reported net income, net of tax	70,372	5,034	4,162
Less: stock-based compensation determined under fair value based method, net of tax	(77,589)	(19,030)	(21,434)
Pro forma net income	$1,136,951	$394,435	$280,492
Earnings per share:
As reported:
Basic	$9.50	$3.95	$2.97
Diluted	8.80	3.53	2.65
Pro forma:
Basic	$9.44	$3.81	$2.80
Diluted	8.74	3.41	2.50

See Note 13 for a discussion of stock-based compensation.

Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of shares outstanding. The calculation of weighted average shares includes common shares, shares exchangeable into common stock and convertible preferred shares that are considered participating securities. Diluted EPS is similar to basic EPS, but adjusts for the effect of potential common shares. All share and per share information have been retroactively restated to reflect the September 2004 three-for-two split. See Note 15 for additional discussion of Earnings per share.

Special Purpose and Variable Interest Entities

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

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 46 (R), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” all SPEs must be designated as either a voting interest entity or a VIE, with VIEs subject to consolidation by the party deemed to be the primary beneficiary, if any. A VIE is an entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or in which the equity investors do not have the characteristics of a controlling financial interest. The primary beneficiary is the entity that will absorb a majority of the VIE’s expected losses, or if there is no such entity, the entity that will receive a majority of the VIE’s expected residual returns, if any. Legg Mason’s determination of expected residual returns excludes gross fees paid to a decision maker. It is unlikely that Legg Mason will be the primary beneficiary for VIEs created to manage assets for clients unless its ownership interest, including interests of related parties, in a VIE is substantial, or if Legg Mason may earn significant performance fees from the VIE.

FIN 46 (R) also requires the disclosure of VIEs in which Legg Mason is considered to have a significant variable interest. In determining whether a variable interest is significant, Legg Mason considers the same factors used for determination of the primary beneficiary. In determining whether it is the primary beneficiary of these VIEs, Legg Mason considers both qualitative and quantitative factors such as the voting rights of the equity holders, economic participation of all parties, including how fees are earned by and paid to Legg Mason, related party ownership and guarantees. In determining the primary beneficiary, Legg Mason must make assumptions and estimates about, among other things, the future performance of the underlying assets held by the VIE, including investment returns, cash flows and credit risks. These assumptions and estimates have a significant bearing on the determination of the primary beneficiary. If Legg Mason’s assumptions or estimates were to be materially incorrect, Legg Mason might be required to consolidate additional VIEs. Consolidation of these VIEs would result in an increase to assets with a corresponding increase in Minority Interests on the Consolidated Balance Sheets and an increase in revenues with a corresponding increase in Minority Interests on the Consolidated Statements of Income.

Supplemental Cash Flow Information

The following non-cash activities are excluded from the Consolidated Statements of Cash Flows. As described in Note 8, during fiscal 2006 and 2005, the holders of $479,918 and $22,000 zero-coupon contingent convertible senior notes converted the notes into 5.5 million and 254 thousand shares of common stock, respectively.

As described in Note 2, during fiscal 2006, Legg Mason issued 5.4 million shares of common stock and 13.346632 shares of non-voting convertible preferred stock to Citigroup in the acquisition of CAM. During March 2006, Citigroup sold, and thus converted, approximately 4.96 shares of non-voting convertible preferred stock into 4.96 million shares of common stock. In addition, an $83.2 million promissory note, as described in Note 7, was executed as a result of finalizing the purchase price. As also described in Note 2, during fiscal 2006, Legg Mason issued 1.9 million shares of common stock valued at $200 million to acquire Permal. As described in Note 3, during fiscal 2006, Legg Mason recognized a gain on the sale of its PC/CM businesses to Citigroup, based on a value of $1.65 billion for the businesses, as a portion of the consideration to acquire CAM. Assets and liabilities of the PC/CM businesses transferred to Citigroup as part of the transaction were approximately $4.2 billion and $3.7 billion, respectively. As also described in Note 3, during fiscal 2004, in connection with the sale of the mortgage banking and servicing business of Legg Mason Real Estate Services, Inc. (“LMRES”), Legg Mason received a $6,909 non-interest bearing note due September 7, 2007, with a net present value of $5,100.

The amounts reflected in the Consolidated Statements of Cash Flows for cash paid for income taxes and interest represent both continuing and discontinued operations.

Derivative Instruments

The fair values of derivative instruments are recorded as assets or liabilities on the Consolidated Balance Sheets. Legg Mason generally does not engage in derivative or hedging activities, except to hedge interest rate risk, as described in Note 8. In addition, some of Legg Mason’s international subsidiaries use currency hedges to hedge the risk of movement in exchange rates on financial assets denominated in U.S. dollars.

In addition, one of the Parent’s asset management subsidiaries is the collateral manager of a collateralized debt obligation (“CDO”) and entered into a forward purchase agreement in fiscal 2002 as a cash flow hedge to purchase a $4,200 interest in the CDO in fiscal 2005. During fiscal 2004, the cash flow hedge was sold and Legg Mason recorded a realized loss of approximately $1,036, net of tax.

Legg Mason applies hedge accounting as defined in SFAS No. 133, “Accounting For Derivative Instruments

and Hedging Activities,” to the aforementioned interest rate risk hedging and forward purchase agreement transactions. Adjustments of these cash flow hedges are recorded in Other comprehensive income. The gain or loss on derivative instruments not designated for hedge accounting are included as Other income (expense) in the Consolidated Statements of Income.

Recent Accounting Developments

The following relevant accounting pronouncements were recently issued.

Variable interest entities:

The Emerging Issues Task Force (“EITF”) reached a consensus in June 2005 regarding Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” that a general partner of a limited partnership is presumed to control the limited partnership, unless the limited partners have substantive termination rights or participating rights. In July 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) SOP 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5.” This staff position eliminates the concept of “important rights” of Statement 78-9 and replaces it with the concept of “kick-out rights” and “substantive participating rights” as defined in Issue 04-5. The EITF also reached a consensus in June 2005 on Issue 96-16, “Investors Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” The guidance from these standards is effective for all general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified after June 29, 2005 and is effective for fiscal years beginning after December 15, 2005 for general partners in all other limited partnerships. Except for existing limited partnerships modified after June 29, 2005, Legg Mason will adopt the guidance in these pronouncements in the first quarter of its 2007 fiscal year. Adoption of these accounting standards is not expected to have a material impact on the Consolidated Financial Statements of Legg Mason.

Share-based compensation:

The FASB issued SFAS No. 123 (R), “Share-Based Payment,” in December 2004. In 2005 and 2006, the FASB issued staff positions addressing implementation of SFAS No. 123 (R). The FASB also issued a staff position, FSP EITF 00-19-1, “Application of EITF Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation,” which will be effective upon the adoption of SFAS No. 123 (R). The SEC issued Staff Accounting Bulletin No. 107 concerning staff positions on share-based payment. Legg Mason intends to adopt SFAS No. 123 (R) in the first quarter of its fiscal year 2007, using the modified prospective transition method. The effect on fiscal 2007 net income is expected to be an approximately $3.2 million reduction.

Other:

As disclosed previously, in December 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act, which was signed into law on October 22, 2004, provides for a one-time dividends received deduction on the repatriation of certain foreign earnings to U.S. taxpayers. Legg Mason has determined that no repatriation of foreign earnings will be made and, accordingly, there will be no effect on Legg Mason’s U.S. income tax provision.

2.  ACQUISITIONS

On December 1, 2005, Legg Mason completed the acquisition of CAM in exchange for (i) all outstanding stock of Legg Mason subsidiaries that constituted its PC/CM businesses (see Note 3 for a discussion of discontinued operations); (ii) approximately 5.39 million shares of common stock and 13.346632 shares, $10 par value per share, of non-voting Legg Mason convertible preferred stock, which is convertible, upon transfer, into approximately 13.35 million shares of common stock; and (iii) $512 million in cash borrowed under a $700 million five-year syndicated term loan facility. Under the terms of the agreement, the parties agreed to a post-closing purchase price adjustment that may increase the price to be paid by Legg Mason by up to $300 million based on the retention of certain assets under management nine months after the closing. Legg Mason expects to fund any additional purchase consideration by borrowing under a $300 million five-year credit agreement (see Note 8 for a discussion of long-term debt). In accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” the common stock and convertible preferred stock issued in the transaction were valued at the average closing price of Legg Mason common stock immediately before and following the announcement of the transaction on June 24, 2005 of $92.05.

At the time of the acquisition, CAM managed assets of approximately $408.6 billion, which excludes certain assets that were not expected to be retained by CAM. The determination of the purchase price was made on the basis of, among other things, the revenues, profitability and growth rates of CAM. The acquisition of CAM fits one of Legg Mason’s strategic objectives to become a pure global asset management company.

A summary of the fair values of the net assets acquired is as follows:

Cash	$109,106
Receivables	389,517
Deferred sales commissions	87,994
Fixed assets, net	35,217
Other assets	17,152
Amortizable asset management contracts	356,677
Indefinite-life mutual fund contracts	2,702,376
Goodwill	854,367
Current liabilities	(579,220)
Deferred tax liability	(12,522)
Total purchase price, including acquisition costs	$3,960,664

Amortizable asset management contracts are being amortized over periods ranging from six to twelve years, excluding certain contracts of approximately $11 million, which are being amortized over 16 months. The value of the indefinite-life mutual fund contracts is not subject to amortization but is evaluated quarterly for impairment. Approximately $739 million of the goodwill is deductible for tax purposes.

In connection with the acquisition of CAM and sale of the PC/CM businesses, Legg Mason and Citigroup entered into mutual transition services agreements to provide certain administrative services (other than investment advisory services) provided by the seller to the transferred business in the ordinary course prior to the date of sale. The services provided under the agreements are primarily technology-related, but also include certain accounting, payroll, employee benefits and facilities’ management. Under each agreement, the respective services are to be provided for up to eighteen months with a provision for an additional six-month renewal. The service recipient may terminate the services on an individual basis with notice. Each transition services agreement also provides for the confidentiality of information disclosed under the agreement and for a variety of indemnities. For the four months ended March 31, 2006, Legg Mason incurred approximately $14.9 million of costs for services provided to the CAM operations by Citigroup and also received $16.8 million of expense reductions for the cost of services provided to Citigroup for support of sold businesses. The net impact of these costs is included in Other operating expenses.

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

The purchase price consideration includes approximately $27.5 million in liabilities for reductions in workforce in connection with Legg Mason’s restructuring of the acquired business. The restructuring liability was reduced by $19.5 million to $8.0 million at March 31, 2006 to reflect implementation of the restructuring plan. The remainder of the planned reductions are expected to occur by the end of June 2006. Legg Mason is continuing to assess additional costs for integrating and restructuring the acquired business, which would increase the restructuring liability. In addition, during the four months ended March 31, 2006, approximately $53.1 million of transaction-related compensation expenses were incurred. Transaction-related compensation costs primarily include recognition of compensation previously deferred for CAM employees under prior Citigroup plans and accruals for retention compensation for transitional CAM employees.

Prior to the acquisition of CAM, Smith Barney Fund Management LLC (“SBFM”), one of the entities acquired from Citigroup, in conjunction with another Citigroup entity, completed a settlement with the U.S. Securities and Exchange Commission (“SEC”) resolving an investigation by the SEC into matters relating to arrangements between certain Smith Barney mutual funds, a Citigroup affiliated transfer agent, and an unaffiliated sub-transfer agent. Under the terms of the settlement, SBFM paid $184 million to the U.S. Treasury, which will be distributed pursuant to a distribution plan that is subject to approval by the SEC. Although the transfer agency business was not included in the acquisition of CAM, the liabilities of SBFM assumed in the acquisition include approximately $184 million for amounts to be paid pursuant to the plan of distribution, when approved. In addition, the assets acquired include a receivable of approximately $184 million for the amount that will be returned to Legg Mason by the U.S. Treasury for distribution pursuant to the plan. The asset balance is included in Other receivables and the related liability is included in Other current liabilities as of March 31, 2006.

Effective November 1, 2005, Legg Mason acquired 80% of the outstanding equity of Permal, a leading global funds-of-hedge funds manager. Concurrent with the acquisition, Permal completed a reorganization in which the residual 20% of outstanding equity was converted to preference shares, resulting in Legg Mason owning 100% of the outstanding voting common stock of Permal. Legg Mason has the right to purchase the preference shares over the next four years and, if that right is not exercised, the holders of those shares have the right to require Legg Mason to purchase the interests in the same general time frame for approximately the same consideration. The aggregate consideration paid by Legg Mason at closing was $800 million, excluding $8.5 million of acquisition-related costs, of which $200 million was in the form of approximately 1,889 newly issued shares of Legg Mason common stock and the remainder was cash. It is anticipated that Legg Mason will acquire the remaining 20% ownership interest in Permal represented by the preference shares, and Legg Mason will do so in purchases that will be made two and four years after the initial closing at prices based on Permal’s revenues. The additional payments are treated as contingent consideration. The maximum aggregate price, including earn out payments related to each purchase and based upon future revenue levels, for all equity interests in Permal is $1.386 billion, with a $969.5 million minimum price, including acquisition costs. Legg Mason may elect to deliver up to 25% of each of the future payments in the form of shares of its common stock. All payments for the preference shares, including dividends, and other contingent earn outs exceeding the $969.5 million minimum purchase price will be recognized as additional goodwill. The $161 million difference between the minimum price and the consideration paid at closing, including acquisition costs, is included in Other non-current liabilities at March 31, 2006.

At the time of acquisition, Permal managed assets of approximately $17.5 billion (excluding approximately $2.0 billion of assets cross-invested among its managed funds and $2.7 billion of assets that Permal did not expect to retain). The acquisition of Permal fits one of Legg Mason’s strategic objectives to expand its global asset management business.

A summary of the fair values of the net assets acquired is as follows:

Cash	$181,406
Receivables	48,252
Investments (primarily investments of VIEs)*	242,802
Other current assets	9,183
Other non-current assets	58,537
Amortizable asset management contracts	9,960
Indefinite-life funds-of-hedge funds contracts	947,000
Indefinite-life trade name	62,100
Goodwill	142,304
Current liabilities
(primarily accrued compensation)	(220,759)
Deferred tax liability	(291,300)
Other non-current liabilities	(8,838)
Minority interests in VIEs(1)	(211,178)
Total minimum purchase price, including acquisition costs	$969,469

(1)	Subsequent to acquisition, adjustments to certain contractual agreements occurred and the VIEs are no longer required to be consolidated.

The fair value of the amortizable asset management contracts of approximately $10.0 million is being amortized over periods ranging from two to nine years. The values of the indefinite-life trade name and funds-of-hedge funds contracts are not subject to amortization but are evaluated quarterly for impairment.

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

	Years Ended March 31,
	2006	2005
Revenues	$4,001,350	$3,636,289
Income from continuing operations	$591,857	$544,983
Income from continuing operations per common share:
Basic	$4.40	$4.37
Diluted	$4.11	$3.98

On December 31, 2004, Legg Mason Investment Counsel, LLC, a wholly owned subsidiary of Legg Mason, acquired from Deutsche Investment Management Americas the New York City, Philadelphia, Cincinnati and Chicago offices of Scudder Private Investment Counsel (the “Acquired Offices”) for cash of $55.0 million. The acquisition of these offices fits Legg Mason’s strategic objective to grow its asset management business. The transaction included a contingent payment based on the revenues of the Acquired Offices on the first anniversary of closing, with the aggregate purchase price to be no more than $81.3 million. The Acquired Offices had $6.2 billion of assets under management at December 31, 2004. The allocation of the purchase price resulted in approximately $20.0 million of Goodwill and $34.0 million of amortizable asset management contracts. The fair value of the asset management contracts of $34.0 million is being amortized over an estimated life of 12 years. As a result of the Acquired Offices meeting certain revenue levels as specified in the acquisition agreement, a contingent payment of approximately $16.3 million was made in March 2006 and recorded as additional goodwill.

3.  DISCONTINUED OPERATIONS

On December 1, 2005, Legg Mason sold the entities that comprised its PC/CM businesses to Citigroup as a portion of the consideration in the purchase of Citigroup’s global asset management businesses. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Life Assets,” the after-tax results of operations of PC/CM are reflected as Income from discontinued operations on the Consolidated Income Statements for the twelve months ended March 31, 2006, 2005 and 2004. In addition, the assets and liabilities of PC/CM are included in

Assets and Liabilities of discontinued operations held for sale on the Consolidated Balance Sheet as of March 31, 2005.

As a result of the sale, Legg Mason recognized a gain of $1.09 billion, net of $97.2 million in costs related to the sale, including $78.7 million for accelerated vesting of employee stock option and other deferred compensation awards. The sale resulted in an after-tax gain of $641.3 million.

Results of operations for discontinued operations are summarized as follows:

	Years Ended March 31,
	2006	2005	2004
Total revenues, net of interest expense(1)	$545,715	$856,366	$827,357
Income from discontinued operations	$109,404	$187,949	$171,623
Provision for income taxes	42,983	74,942	67,680
Income from discontinued operations, net	$66,421	$113,007	$103,943

(1)	See Note 18 for additional information on net revenues.

The following is a summary of the Assets and Liabilities of discontinued operations held for sale as of March 31, 2005:

ASSETS
Cash and cash equivalents	$182,015
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	2,577,295
Receivables:
Customer	1,130,260
Other receivables	120,535
Securities borrowed	784,743
Trading assets, at fair value	436,123
Investment securities, at fair value	2,754
Fixed assets, net	27,186
Intangible assets, net	2,180
Goodwill	566
Other assets	83,954
Total assets	$5,347,611
LIABILITIES
Payables:
Customer	$3,346,679
Other payables	72,578
Securities loaned	587,912
Trading liabilities, at fair value	222,058
Accrued compensation	97,070
Other liabilities	102,734
Total liabilities	$4,429,031

Trading assets and liabilities used in the PC/CM businesses

Trading assets and liabilities as of March 31, 2005 consist of the following:

TRADING ASSETS
U.S. government and agencies	$173,294
Corporate debt	76,120
State and municipal bonds	181,997
Equity and other	4,712
Total	$436,123
TRADING LIABILITIES
U.S. government and agencies	$211,335
Corporate debt	5,157
Equity and other	5,566
Total	$222,058

At March 31, 2005, Legg Mason had pledged securities owned of $2,031 as collateral to counterparties for securities loaned transactions, which could be sold or repledged by the counterparties.

On September 30, 2003, Legg Mason sold certain assets and liabilities comprising the commercial mortgage banking and mortgage servicing operations of its wholly owned subsidiary, LMRES. The sales price for the net assets was approximately $68,630, including $63,530 in cash at closing (including $40,900 that was used to repay the outstanding balance on the secured warehouse line of credit) and $6,900 in a non-interest bearing note due four years from closing, which was discounted at 8%. Legg Mason recognized a pre-tax gain, net of transaction costs, of $10,861 ($6,481, net of taxes of $4,380). On March 31, 2006, Legg Mason sold the remaining operations of LMRES. The sales price for the net assets was approximately $8,093 received in cash subsequent to closing. Legg Mason recognized a pre-tax gain, net of transaction costs, of $4,698 ($2,739, net of taxes of $1,959). The gains on both of these sales are reflected as Gain on sale of discontinued operations on the Consolidated Statements of Income. The sale of LMRES was a result of Legg Mason’s long-term strategic objective to focus on Legg Mason’s core businesses.

A summary of the significant accounting policies that were applicable to discontinued operations follows.

Financial instruments

Financial instruments used in trading activities of the PC/CM businesses were generally recorded on a trade date basis and carried at fair value with unrealized and realized gains and losses reflected in current period earnings from discontinued operations. However, securities transactions that were scheduled to settle beyond the normal settlement date were considered forward contracts and, therefore, were not reflected in trading assets or liabilities. Unrealized gains and losses on these securities were reflected in Trading assets and Trading liabilities and in current period earnings from discontinued operations.

For Trading assets and Trading liabilities, fair values for equity securities were generally determined by using prices from independent sources such as external pricing services, broker or dealer price quotations, and closing market prices for listed instruments, when available. Fixed income securities were valued using external pricing services, third-party broker or dealer price quotations, or traders’ estimates based on spreads to actively traded benchmark debt instruments with readily available market prices. Traders’ estimates were compared to external pricing services to verify that there were no material variations, either individually or in the aggregate, and further verified through comparison to actual values realized.

In instances where a security was subject to transfer restrictions, the value of the security was based primarily on the quoted price of the same security without restriction, but may have been reduced by an amount to reflect such restrictions. In addition, even where the value of a security was derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. Legg Mason generally assumed that the size of positions that it held in securities would not be large enough to affect the quoted price of the securities if sold, and that any such sale would happen in an orderly manner. However, these assumptions may have been incorrect and the actual value received upon disposition could have been different from the carrying value.

Repurchase Agreements

The PC/CM businesses invested in short-term securities purchased under agreements to resell collateralized by U.S. government and agency securities, which were included in Cash and securities segregated for regulatory purposes or deposited with clearing organizations. Securities purchased under agreements to resell and securities sold under agreements to repurchase were accounted for as collateralized financings. It was the policy of Legg Mason to obtain possession of collateral with a market value in excess of the principal amount loaned. Collateral was valued daily, and Legg Mason may have required counter-parties to deposit additional collateral when appropriate. Securities purchased under agreements to resell and securities sold under agreements to repurchase were carried at contractual amounts, plus accrued interest. Securities sold under agreements to repurchase, if any, were included in Short-term borrowings.

Securities Transactions

Customer securities transactions were recorded on a settlement date basis. Related commission revenues and expenses were recorded on a trade date basis. Receivables from and payables to customers represented balances arising from cash and margin transactions. Securities owned by customers held as collateral for the receivable balances were not reflected in the consolidated financial statements.

Securities Lending

Securities borrowed and loaned were accounted for as collateralized financings and recorded at the amount of cash collateral advanced or received. Securities borrowed transactions required Legg Mason to deposit cash with the lender. Legg Mason generally received cash as collateral for securities loaned. The fee received or paid by Legg Mason was recorded as interest income or expense. Legg Mason monitored the fair value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded, as necessary.

Receivable from and Payable to Customers

Receivable from and payable to customers, represent balances arising from cash and margin transactions. Securities owned by customers were held as collateral for the receivable balances. Included in payable to customers were free credit balances of approximately $3,191,469 as of March 31, 2005. Legg Mason paid interest on certain customer free credit balances held for investment purposes.

Investment Banking

Underwriting revenues and fees from advisory assignments were recorded when the underlying transaction was substantially completed under the terms of the engagement and amounts were determined to be realizable. Expenses related to securities offerings in which Legg Mason acted as principal or agent were deferred until the related revenue was recognized or the offering was deemed unlikely. Expense reimbursements related to advisory activities were recorded as a reduction of related expenses. The reimbursable expenses were reviewed for collectibility at each reporting date.

Equipment and Leasehold Improvements and Intangible Assets

In accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Life Assets,” Legg Mason did not depreciate or amortize the equipment, leasehold improvements and intangible assets of its discontinued operations after being identified as held for sale. These assets were recorded at their carrying amount, which approximates fair value, less cost to sell. The accumulated depreciation and amortization with respect to these assets was $54,246 as of March 31, 2005. Depreciation and amortization expense from discontinued operations, including the amounts allocated from continuing operations, was $6,685, $13,432 and $11,524 for 2006, 2005, and 2004, respectively.

Derivatives

The primary broker-dealer subsidiary used forwards, futures and purchased options, on a limited basis, as a means of hedging interest rate risk in its trading activities. Realized and unrealized gains and losses on these transactions were included in Income from discontinued operations in the Consolidated Statements of Income. Legg Mason does not apply hedge accounting as defined in FASB Statement No. 133, “Accounting For Derivative Instruments and Hedging Activities,” as amended, to these transactions and therefore the related financial instruments were marked to market with changes in fair values reflected in earnings.

Regulatory Requirements

The Parent’s former primary broker-dealer subsidiaries were subject to the SEC’s Uniform Net Capital Rule. The rule provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would fall below specified levels. As of March 31, 2005, the broker-dealer subsidiaries included in discontinued operations, had aggregate net capital, as defined, of $386.8 million, which exceeded required net capital by $363.2 million. Net capital for each broker-dealer subsidiary exceeded the required net capital.

The Parent’s principal broker-dealer subsidiary was required to maintain a separate account for the exclusive benefit of customers in accordance with Securities and Exchange Commission Rule 15c3-3, as determined by periodic computations. The rule allows the broker dealer to maintain the required amounts in cash or qualified securities. As of March 31, 2005, the amount segregated under rule 15c3-3 was $2.5 billion.

4.  INVESTMENTS

Legg Mason has investments in debt and equity securities that are generally classified as available-for-sale,

held-to-maturity and trading as described in Note 1. Investments as of March 31, 2006 and 2005 are as follows:

	2006	2005
Investment securities:
Trading(1)	$126,036	$61,097
Held to Maturity	17,255	—
Available-for-sale	7,514	6,560
VIE(2)	16,170	3,807
Other(3)	1,503	2,492
Total	$168,478	$73,956

(1)	Includes assets of deferred compensation plans of $106,170 and $59,809, respectively.
(2)	Reflects trading assets of VIEs. Trading liabilities, which are not material, are included in other non-current liabilities.
(3)	Includes investments in private equity and debt securities that do not have readily determinable fair values.

Legg Mason uses the specific identification method to determine the cost of a security sold and the amount reclassified from accumulated other comprehensive income into earnings. The proceeds and gross realized gains and losses from sales and maturities of available-for-sale investments are as follows:

	Years Ended March 31,
	2006	2005	2004
AVAILABLE-FOR-SALE:
Proceeds	$8,074	$10,827	$16,105
Gross realized gains	169	6	89
Gross realized losses	(8)	(21)	(5)

Net unrealized losses for investment securities classified as trading were $8,360, $2,564, and $4,378 for 2006, 2005, and 2004 respectively.

Information regarding Legg Mason’s available-for-sale and held-to–maturity investments, categorized by maturity date, is as follows:

	March 31, 2006				March 31, 2005
	Cost/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AVAILABLE-FOR-SALE
Corporate debt:
Within one year	—	—	—	—	$1,724	$18	$(13)	$1,729
One to five years	$665	$3	$(17)	$651	681	—	(15)	666
Five to ten years	—	—	—	—	323	—	(5)	318
U.S. government and agency securities:
Within one year	—	—	—	—	150	—	—	150
One to five years	1,218	10	(31)	1,197	339	2	(1)	340
Five to ten years	1,716	79	(61)	1,734	484	25	—	509
Over ten years	1,645	5	(117)	1,533	1,969	7	(27)	1,949
Equities	2,311	245	(157)	2,399	731	273	(105)	899
Total	$7,555	$342	$(383)	$7,514	$6,401	$325	$(166)	$6,560
HELD-TO-MATURITY
Corporate debt:
Within one year	$13,761	$15	$(225)	$13,551	—	—	—	—
One to five years	1,787	—	(67)	1,720	—	—	—	—
Five to ten years	1,707	57	—	1,764	—	—	—	—
Total	$17,255	$72	$(292)	$17,035	—	—	—	—

5.  FIXED ASSETS

The following table reflects the components of fixed assets as of the dates shown.

	March 31, 2006	March 31, 2005
Equipment	$116,967	$61,674
Software	101,698	53,551
Leasehold improvements	107,634	69,368
Total cost	326,299	184,593
Less: accumulated depreciation and amortization	(143,690)	(92,242)
Fixed assets, net	$182,609	$92,351

Depreciation and amortization expense was $35,308, $19,318, and $14,783 for fiscal 2006, 2005, and 2004, respectively, net of $4,243, $3,728 and $2,877 for fiscal 2006, 2005 and 2004, respectively, which was excluded from continuing operations and allocated to discontinued operations to reflect the use of certain fixed assets by discontinued operations prior to the sale. See Note 3 for fixed assets related to discontinued operations.

6.  INTANGIBLE ASSETS AND GOODWILL

SFAS No. 142 provides that goodwill is not amortized and the values of identifiable intangible assets are amortized over their useful life, unless the assets are determined to have an indefinite useful life. Goodwill and indefinite-life intangible assets are analyzed to determine if the fair market value of the assets exceed the book value. If the fair value is less than the book value we will record an impairment charge. There were no impairment charges during fiscal 2006, 2005 and 2004.

The following tables reflect the components of intangible assets in continuing operations as of March 31:

	2006	2005
AMORTIZABLE ASSET
MANAGEMENT CONTRACTS:
Cost	$739,789	$376,523
Accumulated amortization	(117,585)	(82,675)
Net	$622,204	$293,848
INDEFINITE-LIFE
INTANGIBLE ASSETS:
Fund management contracts	$3,754,312	$105,375
Trade names	116,800	54,700
	$3,871,112	$160,075
Intangible Assets, net	$4,493,316	$453,923

As of March 31, 2006, management contracts are being amortized over a weighted-average life of 13 years. Estimated amortization expense for each of the next five fiscal years is as follows:

2007	$67,623
2008	57,149
2009	54,895
2010	54,567
2011	54,567
Thereafter	333,403
Total	$622,204

The increase in amortizable and indefinite-life intangible assets is primarily attributable to the acquisitions of CAM and Permal as discussed in Note 2.

The increase in the carrying value of goodwill since April 1, 2004 is summarized below:

	2006	2005
Balance, beginning of year	$992,800	$465,641
Acquisitions	996,716	20,008
Contingent payments	316,300	502,500
Impact of changes in foreign exchange rates and other	(2,017)	4,651
Balance, end of year	$2,303,799	$992,800

The increase in goodwill due to acquisitions in fiscal year 2006 is attributable to CAM and Permal as discussed in Note 2.

As a result of Private Capital Management L.P. (“PCM”) meeting certain revenue levels, a contingent payment of approximately $300,000 has been accrued as additional goodwill as of March 31, 2006. The contingent payment is due during the second quarter of fiscal 2007. A contingent payment of approximately $16,300 was made in fiscal 2006 in connection with the acquisition of the Acquired Offices and was recorded as additional goodwill. The increase in the carrying value of goodwill during fiscal 2005 due to acquisitions relates to the acquisition of the Acquired Offices. In addition during fiscal 2005, as a result of PCM and Royce and Associates, LLC (“Royce”) meeting certain revenue levels as specified in the respective acquisition agreements, a maximum third year anniversary payment of $400,000 was made to the former owners of PCM and a contingent payment of $100,000 was made to the former owners of Royce, which represented the maximum contingent payment due.

7.  SHORT-TERM BORROWINGS

On October 14, 2005, Legg Mason entered into an unsecured 5-year $500 million revolving credit agreement. Legg Mason expects to use this revolving credit facility to fund working capital needs and for general corporate purposes. This facility replaced Legg Mason’s previous $100 million revolving credit facility and will be payable in full at maturity in five years. There were no borrowings outstanding under either of these facilities as of March 31, 2006 and 2005.

Two of Legg Mason’s subsidiaries, Western Asset Management Company (“Western Asset”) and Permal, maintained independent borrowing facilities. Western Asset has a $50 million, 3-year revolving credit agreement; Permal has a $40 million credit line that expires May 2009. Both facilities are for general operating purposes. There were no borrowings outstanding under these facilities as of March 31, 2006. Legg Mason has maintained compliance with the applicable covenants of these facilities.

In connection with the acquisition of CAM, Legg Mason entered into two 364-day borrowing arrangements: one is a $130 million revolving credit facility at an interest rate, including commitment fees, of LIBOR plus 27 basis points; the other is a $83.2 million promissory note at an interest rate, including commitment fees, of LIBOR plus 35 basis points. The average effective interest rate for the $83.2 million credit facility was 4.8% for the period ended March 31, 2006. There were no borrowings during the year under the $130 million credit facility. Both arrangements have cross-default provisions with the 5-year and 3-year term loans, and the 5-year credit agreement described in Note 8.

8.  LONG-TERM DEBT

Long-term debt as of March 31, 2006 and 2005 consists of the following:

	2006			2005
	Current Accreted Value	Unamortized Discount	Maturity Amount	Current Accreted Value
6.75% senior notes	$424,632	$368	$425,000	$424,469
Zero-coupon contingent convertible senior notes	32,861	162	33,023	266,736
6.5% Senior notes	—	—	—	99,959
5-year term loan	700,000	—	700,000	—
3-year term loan	15,776	—	15,776	—
Other term loans	29,691	—	29,691	20,000
Subtotal	1,202,960	530	1,203,490	811,164
Less: current portion	36,883	—	36,883	103,017
Total	$1,166,077	$530	$1,166,607	$708,147

On July 2, 2001, Legg Mason issued $425,000 principal amount of senior notes due July 2, 2008, which bear interest at 6.75%. The notes were sold at a discount to yield 6.80%. The net proceeds of the notes were approximately $421,000, after payment of debt issuance costs.

On June 6, 2001, Legg Mason issued $567,285 principal amount at maturity of zero-coupon contingent convertible senior notes due on June 6, 2031. The convertible notes were issued in a private placement to qualified institutional buyers at an initial offering price of $440.70 per $1,000 principal amount at maturity. The discounted price reflects a yield to maturity of 2.75% per year. Legg Mason is amortizing the issue discount as interest expense using the effective interest method over the term of the convertible notes. The net proceeds of the offering were $244,375, after payment of debt issuance costs. During the quarter ended December 31, 2003, the price of Legg Mason’s common stock exceeded the conversion trigger price requirements and, as a result, each note became convertible into 11.5593 shares of Legg Mason’s common stock, subject to adjustment, commencing on January 2, 2004. During the years ended March 31, 2006 and 2005, zero-coupon contingent convertible senior notes aggregating $479,918 and $22,000, respectively, principal amount at maturity were converted into 5.5 million and 254 thousand shares of common stock, respectively. As of March 31, 2006, the outstanding notes may result in the issuance of up to an additional 756 thousand shares. Legg Mason expects to redeem the convertible notes for cash on June 6, 2006 at their accreted value; however the notes may be converted prior to redemption.

Legg Mason repaid the $100,000 principal amount of its 6.5% senior notes that matured on February 15, 2006.

During the year ended March 31, 2006, Legg Mason entered into the following long-term debt agreements:

5-Year Term Loan

On October 14, 2005, Legg Mason entered into an unsecured term loan agreement for an amount not to exceed $700 million. Legg Mason used this term loan to pay a portion of the purchase price, including acquisition related costs, in the acquisition of CAM. The term loan facility will be payable in full at maturity in five years and bears interest at LIBOR plus 35 basis points. At March 31, 2006 the outstanding balance of this loan facility was $700 million.

3-Year Term Loan

In connection with the CAM acquisition, on December 1, 2005, a Legg Mason subsidiary in Chile entered into a $16 million, 3-year term loan. The loan is payable at maturity, with interest, including commitment fees, paid semi-annually at a floating rate linked to the Bank of Chile offering rate plus 35 basis points. At March 31, 2006, the interest rate was 7.18%. The maturity date is November 30, 2008.

All credit facilities entered into in connection with the Citigroup transaction contain standard covenants including leverage and interest coverage ratios. Legg Mason has maintained compliance with the applicable covenants of these borrowing facilities.

Other Term Loans

Western Asset entered into a loan in fiscal 2005 to finance leasehold improvements. The outstanding balance at March 31, 2006 is $17.0 million, which bears interest at 4.19% and is due October 31, 2010. In fiscal 2006, Western Asset entered into a $12.8 million term loan agreement with a commercial bank to finance the acquisition of an aircraft. The loan bears interest at 5.88%, is secured by the aircraft, and has a maturity date of January 1, 2016.

5-Year Credit Agreement

On November 23, 2005, Legg Mason entered into an unsecured 5-year floating-rate credit agreement in an amount not to exceed $300 million. Legg Mason borrowed $100 million under this agreement to fund a portion of the purchase price in the CAM transaction that was payable outside the U.S. This borrowing, which was payable in full at maturity five business days after the transaction closing date, was made November 25, 2005 and repaid on December 2, 2005. The entire amount of the credit facility (including repaid amounts of the initial loan) became available after December 2, 2005 to fund any additional purchase price payable in the CAM transaction at any time if and when Legg Mason is required to pay such additional purchase price as a result of retaining certain client accounts, and will be payable in full at maturity in November 2010. There was no balance outstanding at March 31, 2006.

As of March 31, 2006, the aggregate maturities of long-term debt (current accreted value of $1,202,960), based on their contractual terms, are as follows:

2007	$37,045
2008	4,206
2009	445,176
2010	4,602
2011	703,099
Thereafter	9,362
Total	$1,203,490

At March 31, 2006, Legg Mason had $1.25 billion available for the issuance of additional debt or equity securities pursuant to a shelf registration statement.

Interest Rate Swap

Effective December 1, 2005, Legg Mason executed a 3-year amortizing interest rate swap (“Swap”) with a large financial institution to hedge interest rate risk on a portion of its $700 million, 5-year floating-rate term loan. Under the terms of the Swap, Legg Mason will pay a fixed interest rate of 4.9% on a notional amount of $400 million. Quarterly payments or receipts under the Swap are matched to exactly offset changes in the floating rate interest payments on $400 million in principal of the term loan. Since the terms and conditions of the hedge are not expected to be changed, then as long as at least the unamortized balance, currently $400 million, of the Swap is outstanding on the 5-year floating-rate term loan, the Swap will continue to be an effective cash flow hedge. As a result, changes in the market value of the Swap are recorded as a component of Other comprehensive income. As of March 31, 2006, an unrealized gain of $1,323 in the market value of the Swap has been reflected in Other comprehensive income. The estimated gain included in Other comprehensive income as of March 31, 2006 that is expected to be reclassified to income within the next twelve months is $1,120. The actual amount will vary from this amount as a result of changes in market conditions. On a quarterly basis, Legg Mason assesses the effectiveness of this cash flow hedge by confirming that payments and the balance of the liability hedged match the Swap.

9.  INCOME TAXES

The components of income tax expense from continuing operations are as follows:

	2006	2005	2004
Federal	$202,839	$149,726	$101,370
Foreign	33,684	8,612	3,832
State and local	39,072	16,996	9,021
Total income tax expense	$275,595	$175,334	$114,223
Current	$292,828	$136,068	$118,836
Deferred	(17,233)	39,266	(4,613)
Total income tax expense	$275,595	$175,334	$114,223

A reconciliation of the difference between the effective income tax rate and the statutory federal income tax rate for continuing operations is as follows:

	2006	2005	2004
Tax at statutory U.S. federal income tax rate	$250,412	$164,765	$105,547
State income taxes, net of federal income tax benefit	25,397	11,046	5,864
Foreign losses with no tax benefit	29	383	268
Differences in tax rates applicable to non-U.S. earnings	(4,810)	(1,579)	(499)
Other non-deductible expenses	1,249	528	1,007
Other, net	3,318	191	2,036
Total income tax expense	$275,595	$175,334	$114,223

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Balance Sheets. These temporary differences result in taxable or deductible amounts in future years. Details of Legg Mason’s deferred tax assets and liabilities are as follows:

	2006	2005
DEFERRED TAX ASSETS:
Accrued compensation and benefits	$112,269	$57,900
Accrued expenses	15,901	17,750
Operating loss carryforwards	48,240	8,703
Capital loss carryforwards	11,621	13,201
Other	8,745	—
Gross deferred tax assets	196,776	97,554
Valuation allowance	(36,847)	(22,953)
Deferred tax assets after valuation allowance	$159,929	$74,601

	2006	2005
DEFERRED TAX LIABILITIES:
Depreciation	$4,870	$3,101
Deferred income	150	186
Basis differences for intangibles on acquisitions	310,285	6,721
Amortization	149,210	88,908
Imputed interest	21,039	18,916
Other	6,248	2,053
Gross deferred tax liability	$491,802	$119,885
Net deferred tax liability	$331,873	$45,284

Deferred tax assets and liabilities are classified as follows at March 31, 2006 and 2005:

	2006	2005
Net current deferred tax asset	$60,135	$24,091
Net non-current deferred tax liability	(392,008)	(69,375)
Net deferred tax liability	$(331,873)	$(45,284)

Certain tax benefits associated with Legg Mason’s employee stock plans are recorded directly in Stockholders’ equity. Stockholders’ equity increased by $92,376, $18,342 and $15,831 in 2006, 2005 and 2004, respectively, as a result of these tax benefits.

The acquisitions of Permal and certain non-U.S. CAM entities were stock acquisitions and were not afforded any tax basis write-up for intangibles exclusive of goodwill, thereby creating a deferred tax liability equal to the tax effect of the differences between the book basis for financial reporting purposes and the related tax cost basis. The change in the deferred tax liability related to book and tax basis differences for intangibles on acquisitions for the year ended March 31, 2006 primarily relates to an increase of $291,300 and $12,522 for Permal and CAM, respectively.

At March 31, 2006 and 2005, Legg Mason recorded a deferred tax asset of $5,495 and $1,471, respectively, for U.S. state net operating loss carryforwards expiring in various years after March 31, 2009. Also at March 31,

2006 and 2005, Legg Mason recorded a deferred tax asset of $21,575 and $7,232, respectively, for non-U.S. net operating loss carryforwards and $11,621 and $13,201, respectively, for non-U.S. capital loss carryforwards, portions of which expire in various years beginning after March 31, 2008. U.S. subsidiaries of Permal will file separate federal income tax returns, apart from Legg Mason Inc.’s consolidated federal income tax return, due to the Permal acquisition structure, and separate state income tax returns. The U.S. subsidiaries of Permal recorded a deferred tax asset of $15,964 for U.S. federal net operating loss carryforwards and $5,206 for U.S. state net operating loss carryforwards, expiring in 2025.

At March 31, 2006 and 2005, Legg Mason recorded a valuation allowance for deferred tax assets of $1,751 and $842, respectively, for U.S. state net operating loss carry-forwards. Also at March 31, 2006 and 2005, Legg Mason recorded a valuation allowance for deferred tax assets of $23,475 and $8,910, respectively, relating to non-U.S. net operating loss carryforwards and $11,621 and $13,201, respectively, relating to non-U.S. capital loss carryforwards. The valuation allowance is established in accordance with the SFAS No. 109, “Accounting for Income Taxes,” as it is management’s opinion that it is more likely than not that these benefits may not be realized. At March 31, 2006 and 2005, the valuation allowance for these deferred tax assets are $36,847 and $22,953, respectively. The change in the valuation allowance is primarily attributable to non-U.S. net operating loss carryforwards acquired in the CAM acquisition. The valuation allowance relating to the non-U.S. net operating loss carryforwards acquired in the CAM acquisition totaling $14,244 will reduce goodwill if Legg Mason subsequently recognizes the deferred tax asset.

Legg Mason intends to permanently reinvest cumulative undistributed earnings of its non-U.S. subsidiaries in non-U.S. operations. Accordingly, no U.S. federal income taxes have been provided for the undistributed earnings to the extent that they are permanently reinvested in Legg Mason’s non-U.S. operations. It is not practical at this time to determine the income tax liability that would result upon repatriation of the earnings.

10.  COMMITMENTS AND CONTINGENCIES

Legg Mason leases office facilities and equipment under non-cancelable operating leases and also has multi-year agreements for certain services. These leases and service agreements expire on varying dates through fiscal 2021. Certain leases provide for renewal options and contain escalation clauses providing for increased rentals based upon maintenance, utility and tax increases.

As of March 31, 2006, the minimum annual aggregate rentals are as follows:

Total
2007	$85,058
2008	62,088
2009	55,314
2010	47,764
2011	39,095
Thereafter	141,123
Total	$430,442

The minimum rental commitments shown above have not been reduced by $13,529 for minimum sublease rentals to be received in the future under non-cancelable subleases. The table above also does not include aggregate rental commitments of $162 for furniture and equipment under capital leases.

The following table reflects rental expense under all operating leases and servicing agreements.

	Continuing Operations			Discontinued Operations
	2006	2005	2004	2006	2005	2004
Rent expense	$51,302	$27,767	$23,432	$31,449	$44,643	$42,388
Less: sublease Income	3,395	56	223	560	910	935
Net rent expense	$47,907	$27,711	$23,209	$30,889	$43,733	$41,453

Legg Mason recognizes rent expense ratably over the lease period based upon the aggregate lease payments. The lease period is determined as the original lease term without renewals, unless and until the exercise of lease renewal options is reasonably assured, and also includes any period provided by the landlord as a “free rent” period. Aggregate lease payments include all rental payments specified in the contract, including contractual rent increases, and are reduced by any lease incentives received from the landlord, including those used for tenant improvements.

As of March 31, 2006 and 2005, Legg Mason had commitments to invest $42,101 and $9,182, respectively, in limited partnerships that make private investments. These commitments will be funded as required through the end of the respective investment periods ranging from fiscal 2007 to 2011.

As of March 31, 2006, Legg Mason has contingent payment obligations related to acquisitions. These payments are payable through fiscal 2012 and will not exceed $1,225,045.

In the normal course of business, Legg Mason enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. Legg Mason’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against Legg Mason that have not yet occurred.

Legg Mason has been the subject of customer complaints and has also been named as a defendant in various legal actions arising primarily from securities brokerage, asset management and investment banking activities, including certain class actions, which primarily allege violations of securities laws and seek unspecified damages, which could be substantial. Legg Mason is also involved in governmental and self-regulatory agency inquiries, investigations and proceedings. In the Citigroup transaction, Legg Mason transferred to Citigroup the subsidiaries that constituted its private client brokerage and capital markets businesses, thus transferring the entities that would have primary liability for most of the customer complaint, litigation and regulatory liabilities and proceedings arising from those businesses. However, as part of that transaction, Legg Mason agreed to indemnify Citigroup for most customer complaint, litigation and regulatory liabilities of Legg Mason’s former private client brokerage and capital markets businesses that result from pre-closing events. Similarly, although Citigroup transferred to Legg Mason the entities that would be primarily liable for most customer complaint, litigation and regulatory liabilities and proceedings of the CAM business, Citigroup has agreed to indemnify Legg Mason for most customer complaint, litigation and regulatory liabilities of the CAM business that result from pre-closing events. In accordance with SFAS No. 5 “Accounting for Contingencies,” Legg Mason has established provisions for estimated losses from pending complaints, legal actions, investigations and proceedings. While the ultimate resolution of these matters cannot be currently determined, in the opinion of management, after consultation with legal counsel, Legg Mason does not believe that the resolution of these actions will have a material adverse effect on Legg Mason’s financial condition. However, the results of operations could be materially affected during any period if liabilities in that period differ from Legg Mason’s prior estimates, and Legg Mason’s cash flows could be materially affected during any period in which these matters are resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period to period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution or insurance reimbursement.

Starting in September 2003, Legg Mason responded to inquiries from the office of the New York Attorney General and the Securities and Exchange Commission relating to their industry-wide mutual fund probes. Legg Mason has been cooperating with two separate investigations undertaken by the Securities and Exchange Commission staff (the “Staff”) that arose out of those inquiries. One investigation is ongoing, and Legg Mason is not currently able to predict the outcome of that investigation, or to predict what effect, if any, that investigation will have on its business or results of operations. With respect to the Staff’s other investigation, Legg Mason recorded a $1.2 million charge against income from discontinued operations in the September 2004 quarter and settled the investigation for $1 million in September 2005.

On October 3, 2003, a federal district court jury rendered an approximately $19,700 verdict against Legg Mason in a civil copyright lawsuit. That verdict was confirmed in a subsequent judgment in the case. As a result of the verdict and subsequent judgment, in fiscal year 2004 Legg Mason increased its provision for this litigation by approximately $19,000. Legg Mason also reclassified $1,500 in Legg Mason’s statement of earnings for fiscal year 2004 from Other expense to Litigation award charge so that the entire amount of charges recorded in fiscal year 2004 in connection with this litigation is reflected in Litigation award charge. On June 9, 2005, this lawsuit was settled by a payment of $11,500. The remaining cash of approximately $9,000, including approximately $800 of interest, was released from the escrow account.

As of March 31, 2006 and 2005, Legg Mason’s liability for losses and contingencies was $4,300 and $27,300, respectively. A significant portion of the liability as of March 31, 2005 relates to the civil copyright infringement lawsuit discussed above. During fiscal 2006, 2005 and 2004, Legg Mason recorded litigation-related charges for continuing operations of approximately $100, $2,500, $21,100 (which includes $19,000 related to the civil copyright lawsuit), respectively (net of recoveries of $5,300 in fiscal 2005). During fiscal 2006, 2005 and 2004, Legg Mason recorded litigation-related charges for discontinued operations of approximately $5,900, $5,500 and $6,800, respectively (net of recoveries of $800, $600 and $600 in fiscal 2006, 2005 and 2004, respectively). During the same periods, the liability was reduced for settlement payments of approximately $21,500, $18,700 and $5,900, respectively, and the reversal of accruals primarily related to the civil copyright lawsuit of $8,300 in fiscal 2006.

11.  EMPLOYEE BENEFITS

Legg Mason, through its subsidiaries, maintains various defined contribution plans covering substantially all employees. Through its primary outstanding plan, Legg Mason makes discretionary contributions and matches 50% of employee 401(k) contributions up to 6% of employee compensation with a maximum of five thousand dollars per year. Contributions charged to continuing operations amounted to $22,670, $11,538 and $9,719 in fiscal 2006, 2005 and 2004, respectively. Contributions charged to discontinued operations were $20,295, $29,629 and $23,376 in fiscal 2006, 2005 and 2004, respectively. In addition, employees can make voluntary contributions under certain plans.

12.  CAPITAL STOCK

At March 31, 2006, the authorized numbers of common, preferred and exchangeable shares were 250 million, 4 million and an unlimited number, respectively. In addition, at March 31, 2006 and 2005, there were 12.1 million and 17.5 million shares of common stock, respectively, reserved for issuance under Legg Mason’s equity plans and 2.3 million and 2.7 million common shares, respectively, reserved for exchangeable shares issued in connection with the acquisition of Legg Mason Canada Inc. Exchangeable shares are exchangeable at any time by the holder on a one-for-one basis into shares of Legg Mason’s common stock and are included in basic shares outstanding. In connection with the acquisition of CAM, Legg Mason issued 13.346632 shares, $10 par value per share, of non-voting Legg Mason convertible preferred stock, which are convertible, upon transfer into 13.3 million shares of common stock. During fiscal 2006, Legg Mason issued approximately 4.96 million common shares upon conversion of approximately 4.96 shares of convertible preferred. At March 31, 2006, there were approximately 8.39 shares of convertible preferred stock outstanding. Additionally, at March 31, 2006, Legg Mason has approximately 756 thousand shares of common stock reserved for issuance upon conversion of the zero-coupon contingent convertible senior notes.

Changes in common stock and shares exchangeable into common stock for the three years ended March 31, 2006 are as follows:

	Years Ended March 31,
	2006	2005	2004
COMMON STOCK
Beginning balance	106,683	66,549	64,827
Shares issued for:
Stock option exercises	4,692	2,040	1,850
Deferred compensation trust	126	244	193
Deferred compensation	33	197	100
Conversion of debt	5,548	254	—
Exchangeable shares	389	260	368
Shares repurchased and retired	—	(735)	(789)
Stock split	—	33,274	—
Public offering	—	4,600	—
Conversion of non-voting preferred stock	4,956	—	—
Acquisitions of CAM and Permal	7,283	—	—
Ending balance	129,710	106,683	66,549
SHARES EXCHANGEABLE INTO COMMON STOCK
Beginning balance	2,666	1,951	2,319
Exchanges	(389)	(260)	(368)
Stock split	—	975	—
Ending balance	2,277	2,666	1,951

Dividends declared per share were $0.690, $0.550 and $0.373 for fiscal 2006, 2005 and 2004, respectively. Dividends declared but not paid at March 31, 2006, 2005 and 2004 were $24,912, $16,398 and $10,289, respectively.

During the fiscal year ended March 31, 2002, the Board of Directors approved a stock repurchase plan. Under this plan, Legg Mason is authorized to repurchase up to 3 million shares on the open market at its discretion. During the fiscal year ended March 31, 2006, no shares were repurchased. In the fiscal year ended 2005 and 2004, Legg Mason repurchased and retired 735 shares for $40,729 and 1,184 shares for $65,399, respectively.

On July 20, 2004 Legg Mason declared a three-for-two stock split, paid as a dividend on September 24, 2004 to stockholders of record on September 8, 2004. Accordingly, all share and per share information has been retroactively restated to reflect the stock split, except for the common stock and additional paid-in capital presented in the Consolidated Balance Sheets, Consolidated Statements of Changes in Stockholders’ Equity, and the table above.

On December 15, 2004, Legg Mason sold 4.6 million shares of common stock at $70.30 per share, less underwriting fees, for net proceeds of approximately $311,000.

On November 1, 2005, in connection with the acquisition of Permal as described in Note 2, Legg Mason issued 1,889 shares of common stock as a portion of the consideration paid.

On December 1, 2005, in connection with the acquisition of CAM as described in Note 2, Legg Mason issued 5,394 shares of common stock as a portion of the purchase price.

13.  STOCK-BASED COMPENSATION

At March 31, 2006, 24 million shares were authorized to be issued under Legg Mason’s equity incentive stock plans. Options under Legg Mason’s employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in equal increments over 3 to 5 years and expire within 5 to 10 years from the date of grant. See Note 1 for a further discussion of stock-based compensation.

Stock option transactions under the plans during the three years ended March 31, 2006 are summarized below:

	Number of Shares(1)	Weighted-Average Exercise Price Per Share
Options outstanding at March 31, 2003	14,420	$25.95
Granted	816	45.91
Exercised	(2,843)	21.77
Canceled	(557)	30.85
Options outstanding at March 31, 2004	11,836	$28.09
Granted	530	53.01
Exercised	(2,085)	22.67
Canceled	(168)	33.71
Options outstanding at March 31, 2005	10,113	$30.42
Granted	1,075	110.14
Exercised	(4,724)	30.70
Canceled	(94)	38.15
Options outstanding at March 31, 2006	6,370	$43.56

(1)	Adjusted to reflect stock split, where appropriate.

The following information summarizes Legg Mason’s stock options outstanding at March 31, 2006:

Exercise Price Range	Option Shares Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Life (in years)
$19.17–$ 25.00	1,684	$20.34	2.1
25.01– 32.00	1,112	27.66	3.5
32.01– 40.00	1,845	33.77	2.6
40.01– 132.18	1,729	86.83	6.7

At March 31, 2006, 2005 and 2004, options were exercisable on 4,123, 6,293, and 6,245 shares, respectively, and the weighted average exercise prices were $28.02, $27.33 and $24.57, respectively.

The following information summarizes Legg Mason’s stock options exercisable at March 31, 2006:

Exercise Price Range	Option Shares Exercisable	Weighted-Average Exercise Price Per Share
$19.17–$ 25.00	1,684	$20.34
25.01– 32.00	684	28.43
32.01– 40.00	1,595	33.94
40.01– 132.18	160	48.24

Legg Mason also has an equity plan for non-employee directors that replaced its stock option plan for non-employee directors during fiscal 2006. Under the equity plan, directors may elect to receive shares of stock, options to acquire shares of stock or restricted stock units. Options granted under either plan are immediately exercisable at a price equal to the fair value of the shares on the date of grant. Options issuable under the equity plan, limited to 625 shares in aggregate, have a term of not more than ten years from the date of grant. At March 31, 2006, options on 1,122 shares have been granted, of which 452 are currently outstanding.

Legg Mason has a qualified Employee Stock Purchase Plan covering substantially all U.S. employees. Shares of common stock are purchased in the open market on behalf of participating employees, subject to a 3 million total share limit under the plan. Purchases are made through payroll deductions and Legg Mason provides a 10% contribution towards purchases, which is charged to earnings. During the fiscal year ended March 31, 2006, 2005 and 2004, approximately 91, 147 and 209 shares, respectively, have been purchased in the open market on behalf of participating employees.

The weighted average fair value of stock options granted in fiscal 2006, 2005 and 2004, using the Black-Scholes option pricing model, was $40.90, $22.53 and $19.85 per share, respectively.

The following weighted average assumptions were used in the model for grants in fiscal 2006, 2005, and 2004.

	2006	2005	2004
Expected dividend yield	0.80%	0.79%	0.82%
Risk-free interest rate	4.29%	4.03%	3.44%
Expected volatility	33.86%	40.99%	41.39%
Expected lives (in years)	5.65	6.13	6.52

During fiscal 2006, Legg Mason determined that using a combination of both implied and historical volatility is a more accurate measure of expected volatility for calculating Black-Scholes option values. Effective with stock option grants made in the quarter ended December 31, 2005, Legg Mason began estimating expected volatility with equal weighting to both implied and historical measures. This change in accounting estimate did not have a material impact on net income.

On October 17, 2005, the Compensation Committee of Legg Mason approved grants to senior officers of options to acquire 300 shares of Legg Mason common stock at an exercise price of $104.00 per share, subject to certain conditions. The grants will vest ratably on July 17 of each of the four years following the grant date. The options are exercisable only if, by July 17, 2009, Legg Mason common stock has closed at or above $127.50 per share for 30 consecutive trading days. As of March 31, 2006, this criterion has been met. The options expire on July 17, 2013. The weighted average fair value of $37.19 per share for these options, included in the pro forma net income shown above, was estimated as of the grant date using a Monte Carlo option-pricing model with the following assumptions:

Expected dividend yield	0.69%
Risk-free interest rate	4.37%
Expected volatility	31.83%
Expected life (in years)	6.53

On July 19, 2005, the independent directors of Legg Mason approved a grant to Legg Mason’s Chairman and Chief Executive Officer, of options to acquire 500 shares of Legg Mason common stock at an exercise price of $111.53 per share, subject to certain conditions. The grant will vest ratably over four years starting on the effective grant date, July 19, 2005, subject to him continuing as Legg Mason’s Chairman and Chief Executive Officer for at least two years and continuing to provide agreed-upon ongoing services to Legg Mason for two years thereafter. The options are exercisable only if, within four years after the grant date, Legg Mason common stock has closed at or above $127.50 per share for 30 consecutive trading days. As of March 31, 2006, this criterion has been met. The options expire on the eighth anniversary of the grant date. The fair value of $42.33 per share for these options granted, included in the pro forma net income shown above, is estimated as of the date of grant using a Monte Carlo option-pricing model with the following assumptions:

Expected dividend yield	0.57%
Risk-free interest rate	4.07%
Expected volatility	30.47%
Expected life (in years)	7.25

A Monte Carlo option-pricing model was used to value these option grants in order to properly factor the impact of both the performance and market conditions specified in the grant.

During fiscal 2006, 2005 and 2004, Legg Mason granted 547, 138 and 40 shares of restricted common stock, respectively, at a fair value of $117.62, $60.36 and $36.16, respectively, per share. The restricted stock awards were non-cash transactions. In fiscal 2006, 2005 and 2004, Legg Mason recognized $6,049, $708 and $754, respectively, in compensation expense for restricted stock awards related to continuing operations and $3,408, $2,517, and $529, respectively, in compensation expense for restricted stock awards related to discontinued operations. The increase for continuing operations in fiscal 2006 primarily relates to the issuance of restricted stock to CAM employees.

In addition, deferred compensation payable in shares of Legg Mason common stock has been granted to certain employees in mandatory and elective plans and programs under Legg Mason’s equity incentive plan. The vesting in the plans and programs ranges from immediate to periods up to six years. The plans and programs provide for discounts of up to 10% on contributions and dividends. There is no limit on the number of shares authorized to be issued under the one remaining active deferred plan. All other plans were replaced by similar programs under Legg Mason’s equity incentive plan during fiscal 2005. In fiscal 2006, 2005 and 2004, Legg Mason recognized $6,635, $12,032 and $11,822, respectively, in compensation expense, principally related to discontinued operations, for deferred compensation arrangements payable in shares of common stock. During fiscal 2006, 2005 and 2004, Legg Mason issued 112, 308 and 399 shares, respectively, under deferred compensation arrangements with a weighted-average fair value per share at grant date of $83.69, $68.03 and $50.83, respectively.

14.  DEFERRED COMPENSATION STOCK TRUST

Legg Mason has issued shares in connection with certain deferred compensation plans that are held in rabbi trusts. Assets of rabbi trusts are consolidated with those of the employer, and the value of the employer’s stock held in the rabbi trusts is classified in stockholders’ equity and accounted for in a manner similar to treasury stock. Therefore, the shares Legg Mason has issued to its rabbi trust and the corresponding liability related to the deferred compensation plans are presented as components of stockholders’ equity as Employee stock trust and Deferred compensation employee stock trust, respectively. Shares held by the trust at March 31, 2006 and 2005 were 1,933 and 4,945, respectively. The significant decline during fiscal 2006 is attributable to distributions made to employees of the PC/CM businesses in connection with the sale.

15.  EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing net earnings by the weighted average number of shares outstanding. The calculation of weighted average shares includes common shares, shares exchangeable into common stock and convertible preferred shares that are considered participating securities. Diluted EPS is similar to basic EPS, but adjusts for the effect of potential common shares.

As a result of the adoption of Emerging Issues Task Force (“EITF”) 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” diluted earnings per share for the fiscal year ended March 31, 2004 has been restated to include, as of April 1, 2003, 6.6 million shares issuable upon conversion of Legg Mason’s zero-coupon contingent convertible senior notes. As a result, Legg Mason’s diluted earnings per share for fiscal 2004 were reduced by $0.06. Previously, Legg Mason’s senior notes were included in the calculation of diluted earnings per share beginning in the quarter ended December 31, 2003 because the senior notes became convertible during that quarter.

As a result of the acquisition of CAM during the quarter ended December 31, 2005, Legg Mason issued 13.346632 shares of non-voting convertible preferred stock, which convert, upon transfer, into an aggregate of 13.3 million shares of Legg Mason common stock. These non-voting convertible preferred shares are considered “participating securities” and therefore are included in the calculation of weighted average shares outstanding.

The following table presents the computations of basic and diluted EPS:

	Years Ended March 31,
	2006	2005	2004
Weighted average shares outstanding	120,396	103,428	100,292
Potential common shares:
Employee stock options	6,022	6,192	6,254
Shares related to deferred compensation	57	918	945
Shares issuable upon conversion of senior notes	3,431	6,536	6,558
Shares issuable upon payment of contingent consideration	373	—	—
Total weighted average diluted shares	130,279	117,074	114,049
Income from continuing operations	$433,707	$295,424	$187,340
Interest expense on convertible senior notes, net of tax	2,334	4,620	4,476
Income from continuing operations	$436,041	$300,044	$191,816
Income from discontinued operations, net of tax	66,421	113,007	103,943
Gain on sale of discontinued operations, net of tax	644,040	—	6,481
Net income	$1,146,502	$413,051	$302,240
Net Income per Share:
Basic
Income from continuing operations	$3.60	$2.86	$1.87
Income from discontinued operations	0.55	1.09	1.04
Gain on sale of discontinued operations	5.35	—	0.06
	$9.50	$3.95	$2.97
Diluted
Income from continuing operations	$3.35	$2.56	$1.68
Income from discontinued operations	0.51	0.97	0.91
Gain on sale of discontinued operations	4.94	—	0.06
	$8.80	$3.53	$2.65

At March 31, 2006, 2005 and 2004, options to purchase 741, 1 and 4 shares, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average price of the common shares for the period.

Basic and diluted earnings per share for the fiscal years ended March 31, 2006, 2005 and 2004 include all vested shares of phantom stock related to Legg Mason’s deferred compensation plans. Diluted earnings per share for the same periods also include unvested shares of phantom stock related to those plans unless the shares are deemed antidilutive. At March 31, 2006, 2005 and 2004, 429, 464 and 587 unvested shares of phantom stock, respectively, were antidilutive and therefore excluded from the computation of diluted earnings per share.

All share and per share information has been retroactively restated to reflect the September 2004 three-for-two stock split.

16.  ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income represents cumulative foreign currency translation adjustments, net gain on interest rate swap, and net gains and losses on investment securities. The change in the accumulated translation adjustments for fiscal 2006 primarily resulted from the impact of changes in the British pound and the Brazilian real in relation to the U.S. dollar on the net assets of Legg Mason’s United Kingdom and Brazilian subsidiaries, for which the pound and the real are the functional currencies, respectively. For fiscal 2005, the change in foreign currency translation adjustments was the result of the British pound and Canadian dollar. A summary of Legg Mason’s accumulated other comprehensive income as of March 31, 2006 and 2005 is as follows:

	2006	2005
Foreign currency translation adjustments	$13,651	$15,616
Unrealized holding gain on interest rate swap	1,323	—
Unrealized gains on investment securities, net of taxes of ($10) and $65, respectively	(30)	94
Total	$14,944	$15,710

The deferred tax benefit for unrealized holding losses arising from investment securities during the fiscal years ended 2006, 2005 and 2004 were ($144), ($53) and ($24), respectively. The deferred tax provision (benefit) for reclassification adjustments for gains (losses) included in net income on investment securities during the fiscal years ended 2006, 2005 and 2004 were $69, $5 and ($40), respectively. The deferred tax provision for unrealized holding gains arising from cash flow hedges during the fiscal years ended 2006 and 2004 were $938, and $282 respectively. The deferred tax provision for reclassification adjustments for gains included in net income on cash flow hedges during the fiscal year ended 2004 was $635.

17.  SPECIAL PURPOSE AND VARIABLE INTEREST ENTITIES

In the normal course of its business, Legg Mason is the manager of various types of investment vehicles that are considered VIEs. For its services, Legg Mason is entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinate management fees or other incentive fees. Legg Mason did not sell or transfer assets to any of the VIEs. Legg Mason’s exposure to risk in these entities is generally limited to any equity investment it has made or is required to make and any earned but uncollected management fees. Legg Mason has not issued any investment performance guarantees to these VIEs or their investors. Uncollected management fees from these VIEs were not material at March 31, 2006 and 2005.

During April 2004, we provided a $1,200 subordinated loan to an unaffiliated entity, which became the sole equity investor in a VIE. The VIE simultaneously issued $31,583 of debt instruments to third-party investors. As a result of Legg Mason’s loan to the sole equity investor in the VIE, Legg Mason considered ourselves the primary beneficiary of the VIE, and Legg Mason was required to consolidate this entity as of, and for the six months ended, September 30, 2004. In October 2004, the subordinated loan was repaid and, as a result, Legg Mason was no longer required to consolidate this VIE. The results of operations, which are included in discontinued operations, of this consolidated VIE were not material to Legg Mason.

Legg Mason was required to consolidate three investment trusts as of March 31, 2006 and two investment trusts as of March 31, 2005. Legg Mason’s Consolidated Balance Sheet at March 31, 2006 and 2005 includes $16,506 and $3,814, respectively, of assets attributable to consolidated VIE’s, which includes $16,170 and $3,807, respectively, in investments, and $6,447 and $3,814, respectively, of liabilities attributable to consolidated VIE’s, which includes $6,339 and $3,779, respectively, in minority interests. See Note 4 for Investments related to consolidated VIE’s. Legg Mason’s assets, exclusive of the assets of the consolidated VIEs, are not available to Legg Mason’s creditors. The results of operations, which are included in continuing operations, of these consolidated VIEs were not material to Legg Mason.

As of March 31, 2006, Legg Mason had a significant variable interest in, but was not the primary beneficiary of, one limited partnership and one real estate investment trust. As of March 31, 2005 Legg Mason had a significant variable interest in, but was not the primary beneficiary of, two limited partnerships and one real estate investment trust. At March 31, 2006 and 2005, these VIEs had total assets of $495,788 and $431,355, respectively, and Legg Mason had equity investments in these entities of $14,642 and $19,818, respectively, and future capital commitments of $2,634 and $5,687, respectively. The date of the earliest involvement with these entities was April 1996. The results of operations of these entities were not material to Legg Mason. As a result of the Permal acquisition, Legg Mason acquired a significant variable interest in, but was not the primary beneficiary of, one investment fund with total assets of $37,515 as of March 31, 2006. The results of operations of this VIE were not material to Legg Mason.

18.  BUSINESS SEGMENT INFORMATION

Legg Mason continues to integrate and organize its ongoing operations following the consummation of the Citigroup transaction and the Permal acquisition. Upon the completion of these efforts, Legg Mason will assess the appropriate managerial and reporting structures for the business. Until such time, Legg Mason is managing its continuing operations as a single comprehensive Asset Management business. As a result of the transaction with Citigroup as described in Notes 2 and 3, Private Client and Capital Markets segments are reported as discontinued operations.

Continuing Operations

Asset Management provides investment advisory services to institutional and individual clients and to company-sponsored investment funds. The primary sources of revenue in Asset Management are investment advisory, distribution and administrative fees, which typically are calculated as a percentage of the assets under management and vary based upon factors such as the type of underlying investment product and the type of services that are provided. In addition, performance fees may be earned on certain investment advisory contracts for exceeding performance benchmarks. Distribution fees on company-sponsored investment funds are included in Asset Management, along with a corresponding expense representing fees paid to unaffiliated distributors of those funds, including parties that were related parties prior to the sale.

Legg Mason principally operates in the United States and the United Kingdom. Revenues and expenses for geographical purposes are generally allocated based on the location of the office providing the services.

Results by geographic region are as follows:

	2006	2005	2004
OPERATING REVENUES:
United States	$2,206,644	$1,444,688	$1,067,596
United Kingdom	356,783	103,354	61,924
Other	81,785	22,658	23,556
Total	$2,645,212	$1,570,700	$1,153,076
INCOME BEFORE INCOME TAX PROVISION:
United States	$604,313	$441,358	$285,963
United Kingdom	106,104	33,362	12,258
Other	5,045	(3,962)	3,342
Total	$715,462	$470,758	$301,563

Intangible assets, net and goodwill by geographic region are as follows:

	2006	2005	2004
INTANGIBLE ASSETS, NET AND GOODWILL:
United States	$5,364,786	$1,357,111	$821,707
United Kingdom	1,232,697	71,735	68,264
Other	199,632	17,877	16,683
Total	$6,797,115	$1,446,723	$906,654

Discontinued Operations

Financial results of discontinued operations’ business segments were as follows:

	2006	2005	2004
NET REVENUES:
Private Client	$502,400	$727,888	$670,269
Capital Markets	168,751	306,653	290,986
Other	—	—	14,636
	671,151	1,034,541	975,891
Reclassification(1)	(125,436)	(178,175)	(148,534)
Total	$545,715	$856,366	$827,357

INCOME BEFORE INCOME TAX PROVISION:
Private Client	$100,289	$132,785	$117,030
Capital Markets	9,115	55,164	53,716
Other	—	—	877
Total	$109,404	$187,949	$171,623

(1)	Represents distribution fees from proprietary mutual funds, historically reported in Private Client, that have been reclassified to Asset Management as distribution fee revenue, with a corresponding distribution expense, to reflect Legg Mason’s continuing role as funds’ distributor.

For the fiscal year ended March 31, 2006, the net revenues and net income of Legg Mason’s Private Client and Capital Markets businesses reflect activity only for the eight months Legg Mason owned the businesses.

Results of discontinued operations by geographic region are as follows:

	2006	2005	2004
NET REVENUES:
United States	$530,257	$833,950	$812,880
United Kingdom	5,952	5,449	2,155
Other	9,506	16,967	12,322
Total	$545,715	$856,366	$827,357
INCOME BEFORE INCOME TAX PROVISION:
United States	$107,726	$186,462	$168,362
United Kingdom	362	437	274
Other	1,316	1,050	2,987
Total	$109,404	$187,949	$171,623

Private Client distributed a wide range of financial products through its branch distribution network, including equity and fixed income securities, proprietary and non-affiliated mutual funds and annuities. The primary sources of net revenues for Private Client were commissions and principal credits earned on equity and fixed income transactions in customer brokerage accounts, distribution fees earned from mutual funds, fee-based account fees and net interest from customers’ margin loan and credit account balances. Sales credits associated with underwritten offerings initiated in the Capital Markets segment were reported in Private Client when sold through its branch distribution network.

Capital Markets consisted of Legg Mason’s equity and fixed income institutional sales and trading and corporate and public finance investment banking. The primary sources of revenue for equity and fixed income institutional sales and trading included commissions and principal credits on transactions in both corporate and municipal products. Legg Mason maintained proprietary fixed income and equity securities inventory primarily to facilitate customer transactions and as a result recognized trading profits and losses from Legg Mason’s proprietary trading activities. Investment banking revenues included underwriting fees and advisory fees from private placements and mergers and acquisitions. Sales credits associated with underwritten offerings were reported in Capital Markets when sold through institutional distribution channels. The results of this business segment also included realized and unrealized gains and losses on investments acquired in connection with merchant and investment banking activities.

QUARTERLY FINANCIAL DATA(1)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Quarter Ended
Fiscal 2006	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Operating Revenues	$1,052,149	$688,989	$466,388	$437,686
Operating Expenses	805,467	534,756	327,819	297,439
Operating Income	246,682	154,233	138,569	140,247
Other Income (Expense)	10,307	14,422	9,138	1,864
Income from Continuing Operations before
Income Tax Provision and Minority Interests	256,989	168,655	147,707	142,111
Income tax provision	102,171	64,881	55,572	52,971
Income from Continuing Operations before Minority Interests	154,818	103,774	92,135	89,140
Minority interests, net of tax	(3,171)	(2,989)	—	—
Income from Continuing Operations	151,647	100,785	92,135	89,140
Income (loss) from discontinued operations, net of taxes	(2,191)	16,076	28,901	23,635
Gain on sale of discontinued operations, net of tax	598	643,442	—	—
Net Income	$150,054	$760,303	$121,036	$112,775
Net Income per Share:
Basic:
Income from continuing operations	$1.09	$0.83	$0.82	$0.82
Income (loss) from discontinued operations	(0.02)	0.13	0.26	0.22
Gain on sale of discontinued operations	.01	5.27	—	—
Diluted:
Income from continuing operations	1.04	0.77	0.75	0.74
Income (loss) from discontinued operations	(0.01)	0.12	0.24	0.19
Gain on sale of discontinued operations	—	4.91	—	—
Cash dividend per share	0.18	0.18	0.18	0.15
Stock price range:
High	139.00	126.33	118.02	108.14
Low	116.60	100.00	99.75	69.82

As of May 19, 2006, the closing price of Legg Mason’s common stock was $99.88.

(1)	Adjusted to reflect September 2004 stock split. Due to rounding of quarterly results, total amounts for each fiscal year may differ immaterially from the annual results.

	Quarter Ended
Fiscal 2005	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Operating Revenues	$436,986	$410,871	$373,611	$349,232
Operating Expenses	294,818	286,027	260,243	240,495
Operating Income	142,168	124,844	113,368	108,737
Other Income (Expense)	(4,434)	477	(6,702)	(7,700)
Income from Continuing Operations before Income Tax Provision	137,734	125,321	106,666	101,037
Income tax provision	51,710	46,281	40,016	37,327
Income from Continuing Operations	86,024	79,040	66,650	63,710
Income from discontinued operations, net of taxes	31,621	33,670	25,012	22,704
Net Income	$117,645	$112,710	$91,662	$86,414
Net Income per Share:
Basic:
Income from continuing operations	$0.80	$0.77	$0.65	$0.63
Income from discontinued operations	0.29	0.33	0.25	0.22
Diluted:
Income from continuing operations	0.72	0.69	0.59	0.56
Income from discontinued operations	0.26	0.29	0.22	0.20
Cash dividend per share	0.15	0.15	0.15	0.10
Stock price range:
High	85.07	73.70	60.84	66.40
Low	68.10	52.48	48.95	55.67

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

As of March 31, 2006, Legg Mason’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason’s disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Legg Mason’s management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason’s disclosure controls and procedures were effective on a reasonable assurances basis. Other than system conversion activities related to the transition of support of the CAM business from Citigroup to Legg Mason, there have been no changes in Legg Mason’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, Legg Mason’s internal control over financial reporting.

Legg Mason’s Report of Management on Internal Control Over Financial Reporting and PricewaterhouseCoopers LLP’s Report of Independent Registered Public Accounting Firm, which contains its attestation report on such management report, are included in Item 8 of this Report and are incorporated herein by reference.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information about our Directors required by this item will be contained under the caption “Election of Directors” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this item will be contained under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in that proxy statement. All of that information is incorporated herein by reference to the proxy statement. See Part I, Item 4A of this Report for information regarding certain of our executive officers.

Our Board of Directors has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Information about our Board of Directors’ determination regarding the service of an audit committee financial expert on the Audit Committee of the Board of Directors and the name and independence of such expert will be contained in the second paragraph under the caption “Election of Directors — Committees of the Board — Board Meetings — Audit Committee” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement. Information about the identities of the members of the Audit Committee of the Board of Directors will be contained in such proxy statement under the heading “Election of Directors — Committees of the Board-Board Meetings — Audit Committee” and is also incorporated herein by reference.

We have adopted a corporate Code of Conduct that applies to all directors and employees of Legg Mason and its subsidiaries, including Legg Mason’s Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Controller. This Code of Conduct is designed to deter wrongdoing and to, among other things, promote honest and ethical conduct; full, fair, accurate, timely and understandable disclosure; compliance with applicable governmental laws, rules and regulations; prompt internal reporting of violations of the Code; and accountability for adherence to the Code. The Code of Conduct is posted on our corporate website at http://www.leggmason.com under the “Investor Relations” section. In addition, a copy of the Code of Conduct may be obtained, free of charge, upon written request to Corporate Secretary, Legg Mason, Inc., 100 Light Street, Baltimore, Maryland 21202. We will post any amendments to the Code of Conduct, and any waivers that are required to be disclosed by the rules of the SEC or the NYSE, on our corporate website at the foregoing address.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item will be contained under the caption “Election of Directors —Compensation of Directors” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders and the captions “Executive Compensation” and “Stock Options” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders. All of that information is incorporated herein by reference to the proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be contained under the caption “Security Ownership of Management and Principal Stockholders” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement. See Part II, Item 5 of this Report for information regarding our equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item will be contained under the caption “Certain Transactions” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be contained under the captions “Proposed Ratification of the Appointment of Independent Registered Public Accounting Firm — Fees Paid to Independent Registered Public Accounting Firm” and “Proposed Ratification of the Appointment of Independent Registered Public Accounting Firm — Pre-approval of Independent Registered Public Accounting Firm Services” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as a part of the report:

1.	The following consolidated financial statements are included in Item 8 of this Report:

All schedules to the consolidated financial statements for which provision is made in the accounting regulations of the SEC are not applicable or are not required and therefore have been omitted.

3.	Exhibits

2.1	Transaction Agreement, dated as of June 23, 2005, between Legg Mason, Inc. and Citigroup Inc. (incorporated by reference to Legg Mason’s Current Report on Form 8-K dated June 23, 2005)

2.2	Purchase Agreement, dated as of June 23, 2005, by and among Legg Mason, Inc., Sequana Capital, Permal Group SCA, Worms UK Ltd, Permal Group Ltd and the Management Shareholders of Permal Group Ltd (incorporated by reference to Legg Mason’s Current Report on Form 8-K dated June 23, 2005)

3.1	Articles of Incorporation of Legg Mason, as amended (incorporated by reference to Form 10-Q for the quarter ended September 30, 2000)

3.2	By-laws of Legg Mason as amended and restated April 25, 1988 (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 1988)

3.3	Articles Supplementary, filed November 29, 2005 (incorporated by reference to Legg Mason’s Current Report on Form 8-K dated December 1, 2005)

4	Legg Mason hereby agrees, pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, to furnish to the SEC upon request a copy of each instrument with respect to the rights of holders of long-term debt of Legg Mason or its subsidiaries

10.1	Legg Mason, Inc. Stock Option Plan For Non-Employee Directors, as amended (incorporated by reference to Exhibit B to the definitive proxy statement for Legg Mason’s 2004 Annual Meeting of Stockholders)*

10.2	Form of Option Agreement under the Legg Mason, Inc. Stock Option Plan for Non-Employee Directors, as amended, (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 2005) *

10.3	Legg Mason, Inc. Non-Employee Director Equity Plan (incorporated by reference to Appendix B to the definitive proxy statement for Legg Mason, Inc.’s 2005 Annual Meeting of Stockholders)*

10.4	Form of Common Stock Grant Award Letter under the Legg Mason, Inc. Non-Employee Director Equity Plan (incorporated by reference to Form 10-Q for the quarter ended September 30, 2005)*

10.5	Form of Restricted Stock Unit Grant Award Letter under the Legg Mason, Inc. Non-Employee Director Equity Plan (incorporated by reference to Form 10-Q for the quarter ended September 30, 2005)*

10.6	Form of Option Agreement under the Legg Mason, Inc. Non-Employee Director Equity Plan (incorporated by reference to Form 10-Q for the quarter ended September 30, 2005)*

10.7	Legg Mason & Co., LLC Deferred Compensation/Phantom Stock Plan, as amended, filed herewith*

10.8	Legg Mason, Inc. Executive Incentive Compensation Plan (incorporated by reference to Appendix A to the definitive proxy statement for Legg Mason’s 2000 Annual Meeting of Stockholders)*

10.9	Legg Mason, Inc. 1996 Equity Incentive Plan, as amended, filed herewith*

10.10	Form of Option Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 1996)*

10.11	Form of Non-Qualified Stock Option Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 2004)*

10.12	Form of Non-Qualified Stock Option Agreement with price trigger under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason’s Current Report on Form 8-K dated October 14, 2005)*

10.13	Stock Option Agreement awarded to Raymond A. Mason dated July 19, 2005 (incorporated by reference to Form 10-Q for the quarter ended September 30, 2005)*

10.14	Form of Restricted Stock Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 2004)*

10.15	Form of Restricted Stock Agreement pursuant to the Legg Mason Stock Accumulation Program under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason’s Current Report on Form 8-K dated January 31, 2006)*

10.16	Financial Advisor Retention Program under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 2005)*

10.17	Amendment to Financial Advisor Retention Program under the Legg Mason, Inc. 1996 Equity Incentive Plan filed herewith*

10.18	Professional Branch Manager Retention Program under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 2005)*

10.19	Amendment to Professional Branch Manager Retention Program under the Legg Mason, Inc. 1996 Equity Incentive Plan filed herewith*

10.20	Form of Key Employee Phantom Stock Agreement, as amended, under the Legg Mason, Inc. 1996 Equity Incentive Plan filed herewith*

10.21	Legg Mason Wood Walker, Incorporated Private Client Group Deferred Compensation Plan (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 2001)*

10.22	Amendment to Legg Mason Wood Walker, Incorporated Private Client Group Deferred Compensation Plan, filed herewith*

10.23	Legg Mason Wood Walker, Incorporated Financial Advisor Retention Plan, as amended (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 2003)*

10.24	Amendment to Legg Mason Wood Walker, Incorporated Financial Advisor Retention Plan filed herewith*

10.25	Form of Legg Mason Wood Walker, Incorporated Key Employee Phantom Stock Agreements (incorporated by reference to Registration Statement No. 333-59841 on Form S-8)*

10.26	Form of Legg Mason Wood Walker, Incorporated Professional Branch Manager Phantom Stock Agreements (incorporated by reference to Registration Statement No. 333-53102 on Form S-8)*

10.27	Amendment Agreement, dated as of November 30, 2005, between Citigroup Inc. and Legg Mason, Inc. (incorporated by reference to Legg Mason’s Current Report on Form 8-K dated December 1, 2005)

10.28	Registration and Investor Rights Agreement, dated as of December 1, 2005, between Citigroup Inc. and Legg Mason, Inc. (incorporated by reference to Legg Mason’s Current Report on Form 8-K dated December 1, 2005)

10.29	Transition Services Agreement, dated as of December 1, 2005, between Citigroup Inc. and Legg Mason, Inc. (incorporated by reference to Legg Mason’s Current Report on Form 8-K dated December 1, 2005)

10.30	Private Client Transition Services Agreement, dated as of December 1, 2005, between Citigroup Inc. and Legg Mason, Inc. (incorporated by reference to Legg Mason’s Current Report on Form 8-K dated December 1, 2005)

10.31	Capital Markets Transition Services Agreement, dated as of December 1, 2005, between Citigroup Inc. and Legg Mason, Inc. (incorporated by reference to Legg Mason’s Current Report on Form 8-K dated December 1, 2005)

10.32	Amended and Restated Global Distribution Agreement, dated as of October 3, 2005, between Legg Mason, Inc. and Citigroup Inc. (incorporated by reference to Form 10-Q for the quarter ended September 30, 2005)

10.33	5-Year Credit Agreement, dated as of November 23, 2005, between Legg Mason, Inc., as Borrower; Citicorp North America, Inc., as Administrative Agent; and the lenders party thereto (incorporated by reference to Legg Mason’s Current Report on Form 8-K dated November 23, 2005)

10.34	Term Loan Agreement, dated as of October 14, 2005, among Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; Citigroup Global Markets Inc., as Lead Arranger and Book Manager; Bank of America, N.A., JPMorgan Chase Bank, N.A., The Bank of New York and Deutsche Bank AG New York Branch, as Co-Syndication Agents; and the other banks party thereto (incorporated by reference to Legg Mason’s Current Report on Form 8-K dated October 14, 2005)

10.35	5-Year Revolving Credit Agreement, dated as of October 14, 2005, among Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; Citigroup Global Markets Inc., as Lead Arranger and Book Manager; Bank of America, N.A., JPMorgan Chase Bank, N.A., The Bank of New York and Deutsche Bank AG New York Branch, as Co-Syndication Agents; and the other banks party thereto (incorporated by reference to Legg Mason’s Current Report on Form 8-K dated October 14, 2005)

10.36	Revolving Credit Agreement, dated as of December 1, 2005, as amended January 12, 2006, between CAM North America, LLC, as Borrower, and Citicorp North America, Inc., as Lender (incorporated by reference to Form 10-Q for the quarter ended December 31, 2005)

10.37	Term Note, dated as of December 1, 2005, between CAM North America, LLC, as Maker, and Citicorp North America, Inc., as Lender (incorporated by reference to Form 10-Q for the quarter ended December 31, 2005)

12	Computation of consolidated ratios of earnings to fixed charges, filed herewith

21	Subsidiaries of the Company, filed herewith

23	Consent of Independent Registered Public Accounting Firm, filed herewith

31.1	Certification of Chief Executive Officer, filed herewith

31.2	Certification of Principal Financial Officer, filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

*	These exhibits are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGG MASON, INC.

By:	/s/ Raymond A. Mason
Raymond A. Mason, Chairman of the Board and Chief Executive Officer

Date: June 9, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond A. Mason Raymond A. Mason	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	June 9, 2006

/s/ Charles J. Daley, Jr. Charles J. Daley, Jr.	Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial and Accounting Officer)	June 9, 2006

/s/ Harold L. Adams Harold L. Adams	Director	June 9, 2006

/s/ Dennis R. Beresford Dennis R. Beresford	Director	June 9, 2006

/s/ Carl Bildt Carl Bildt	Director	June 9, 2006

/s/ John E. Koerner III John E. Koerner III	Director	June 9, 2006

/s/ Cheryl Gordon Krongard Cheryl Gordon Krongard	Director	June 9, 2006

/s/ Edward I. O’Brien Edward I. O’Brien	Director	June 9, 2006

/s/ W. Allen Reed W. Allen Reed	Director	June 9, 2006

/s/ Margaret Milner Richardson Margaret Milner Richardson	Director	June 9, 2006

Signature	Title	Date

/s/ Nicholas J. St. George Nicholas J. St. George	Director	June 9, 2006

/s/ Roger W. Schipke Roger W. Schipke	Director	June 9, 2006

/s/ Kurt L. Schmoke Kurt L. Schmoke	Director	June 9, 2006

/s/ James E. Ukrop James E. Ukrop	Director	June 9, 2006