Form 10-Q
period 2006-06-30
LEGG MASON INC
filed 2006-08-08
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

131,146,761 shares of common stock and 2,214,844 exchangeable shares as of the close of business on August 3, 2006. The exchangeable shares, which were issued by a subsidiary of the registrant are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting and other rights equivalent to common stock.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three months ended
	June 30,
	2006	2005
Operating Revenues
Investment advisory fees
Separate accounts	$ 364,601	$ 237,050
Funds	490,236	125,360
Distribution and service fees	179,582	69,547
Other	3,801	5,729
Total operating revenues	1,038,220	437,686
Operating Expenses
Compensation and benefits	373,331	191,782
Transaction-related compensation	6,251	—
Total compensation and benefits	379,582	191,782
Distribution and servicing	280,551	68,846
Communications and technology	38,439	13,776
Occupancy	22,163	7,193
Amortization of intangible assets	17,031	5,845
Litigation award settlement	—	(8,150)
Other	43,020	18,147
Total operating expenses	780,786	297,439
Operating Income	257,434	140,247
Other Income (Expense)
Interest income	12,871	9,320
Interest expense	(16,180)	(10,156)
Other	(1,142)	2,700
Total other income (expense)	(4,451)	1,864
Income from Continuing Operations
before Income Tax Provision and Minority Interests	252,983	142,111
Income tax provision	96,895	52,971
Income from Continuing Operations before Minority Interests	156,088	89,140
Minority interests, net of tax	(53)	—
Income from Continuing Operations	156,035	89,140
Income from discontinued operations, net of tax	—	23,635
Net Income	$ 156,035	$ 112,775

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(continued)

(In thousands, except per share amounts)

(Unaudited)

	Three months ended
	June 30,
	2006	2005
Net Income per Share
Basic:
Income from continuing operations	$ 1.11	$ 0.82
Income from discontinued operations	—	0.22
	$ 1.11	$ 1.04

Diluted:
Income from continuing operations	$ 1.08	$ 0.74
Income from discontinued operations	—	0.19
	$ 1.08	$ 0.93

Weighted Average Number of Shares
Outstanding:
Basic	140,247	108,803
Diluted	144,171	121,977

Dividends Declared per Share	$ 0.18	$ 0.15

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2006	March 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$ 1,108,044	$ 1,023,470
Receivables:
Investment advisory and related fees	504,268	560,407
Other	244,570	289,433
Investment securities	153,825	142,206
Deferred income taxes	48,908	60,135
Other	48,781	51,080
Total current assets	2,108,396	2,126,731
Investment securities	9,600	26,272
Fixed assets, net	192,364	182,609
Intangible assets, net	4,477,011	4,493,316
Goodwill	2,337,354	2,303,799
Other	148,476	169,763
Total Assets	$ 9,273,201	$ 9,302,490
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued compensation	$ 348,018	$ 586,899
Short-term borrowings	62,000	83,227
Current portion of long-term debt	4,067	36,883
Contractual acquisition payable	300,000	300,000
Payables for distribution and servicing	158,293	135,607
Other	484,037	455,090
Total current liabilities	1,356,415	1,597,706
Deferred compensation	104,554	97,101
Deferred income taxes	391,281	392,009
Other	194,560	199,481
Long-term debt	1,160,833	1,166,077
Total Liabilities	3,207,643	3,452,374
Commitments and Contingencies (Note 9)
Stockholders’ Equity
Common stock, par value $.10; authorized 250,000,000 shares; issued 130,762,704 shares and 129,709,847 shares, respectively	13,076	12,971
Convertible preferred stock, par value $10; authorized 4,000,000 shares; 8.39 shares outstanding	—	—
Shares exchangeable into common stock	5,590	5,720
Additional paid-in capital	3,310,704	3,235,583
Employee stock trust	(48,906)	(45,924)
Deferred compensation employee stock trust	48,906	45,924
Retained earnings	2,711,518	2,580,898
Accumulated other comprehensive income, net	24,670	14,944
Total Stockholders’ Equity	6,065,558	5,850,116
Total Liabilities and Stockholders’ Equity	$ 9,273,201	$ 9,302,490

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three months ended
	June 30,
	2006	2005
Net Income	$ 156,035	$ 112,775
Other comprehensive income gains (losses):
Foreign currency translation adjustment	8,715	(5,154)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses), net of taxes of ($32) and $15, respectively	(50)	20
Reclassification adjustment for losses included in net income	2	—
Net unrealized gains (losses) on investment securities	(48)	20
Net unrealized gain on cash flow hedge, net of tax of $751	1,059	—
Total other comprehensive income (loss)	9,726	(5,134)
Comprehensive Income	$ 165,761	$ 107,641

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended June 30,
	2006	2005(1)
Cash Flows from Operating Activities
Net Income	$ 156,035	$ 112,775
Income from discontinued operations	—	(23,635)
Non-cash items included in income:
Depreciation and amortization	31,264	13,202
Amortization of deferred sales commissions	19,812	1,251
Accretion and amortization of securities discounts and premiums, net	472	1,791
Stock-based compensation	9,812	1,796
Unrealized (gains) losses on investments	6,468	(2,240)
Other	213	32
Deferred income taxes	10,500	26,514
Decrease (increase) in assets:
Investment advisory and related fees receivable	57,132	3,527
Net purchases of trading investments	(18,089)	(8,960)
Other receivables	48,321	19,928
Restricted cash	—	20,658
Other current assets	194	3,072
Other non-current assets	6,844	2,064
Increase (decrease) in liabilities:
Accrued compensation	(235,512)	(123,827)
Deferred compensation	7,453	1,885
Payables for distribution and servicing	22,686	—
Other current liabilities	(19,408)	(5,225)
Other non-current liabilities	32,153	(19,871)
Net cash provided by operating activities of discontinued operations	—	245,954
Cash Provided by Operating Activities	136,350	270,691
Cash Flows from Investing Activities
Payments for:
Fixed assets	(23,913)	(10,454)
Acquisition related costs	(5,262)	—
Net increase in securities purchased under agreements to resell	—	(294,400)
Purchases of investment securities	(759)	(2,233)
Proceeds from sales and maturities of investment securities	16,269	3,236
Net cash used for investing activities of discontinued operations	—	(1,436)
Cash Used for Investing Activities	(13,665)	(305,287)

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

(Dollars in thousands)

(Unaudited)

	Three months ended June 30,
	2006	2005 (1)
Cash Flows from Financing Activities
Net decrease in short-term borrowings	(21,227)	—
Repayment of principal on long-term debt	(4,656)	(539)
Issuance of common stock	7,571	21,339
Dividends paid	(24,912)	(16,393)
Excess tax benefit associated with stock-based compensation	2,635	—
Cash Provided by (Used for) Financing Activities	(40,589)	4,407
Effect of Exchange Rate Changes on Cash	2,478	(1,643)
Net Increase (Decrease) in Cash and Cash Equivalents	84,574	(31,832)
Cash and Cash Equivalents at Beginning of Period	1,023,470	795,121
Cash and Cash Equivalents at End of Period	$ 1,108,044	$ 763,289

(1) Revised to separately disclose the operating and investing portions of cash flows attributable to discontinued operations.  These amounts were originally reported as an aggregate amount for the quarter ended June 30, 2005.

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts, unless otherwise noted)

June 30, 2006

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

The information contained in the interim consolidated financial statements should be read in conjunction with our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. In connection with the sale of our Private Client and Capital Markets (“PC/CM”) businesses as described in Note 4, we have reflected the related results of operations of PC/CM as Income from discontinued operations on the Consolidated Statements of Income.

We are presenting our Consolidated Statements of Cash Flows for the three months ended June 30, 2006 and 2005 to reconcile Net income to Cash provided by operating activities. We are also presenting our Consolidated Statements of Cash Flows for the three months ended June 30, 2005, to attribute cash flows from discontinued operations to operating and investing activities.  Previously, for the three months ended June 30, 2005, we reconciled Income from continuing operations to Cash provided by operating activities and also reported cash flows from discontinued operations in a single line “Change in net assets of discontinued operations held for sale.”  These changes did not affect the Consolidated Balance Sheets, Consolidated Statements of Income, or the Net decrease in cash and cash equivalents included in our Consolidated Statements of Cash Flows for the three months ended June 30, 2005.

On December 1, 2005, Legg Mason completed the acquisition of subsidiaries of Citigroup Inc. (“Citigroup”) that constituted substantially all of Citigroup’s worldwide asset management business (“CAM”).  Effective November 1, 2005, Legg Mason acquired Permal Group Ltd (“Permal”), a leading global funds-of-hedge funds manager.  As a result of the acquisitions, the results of our continuing operations for the three months ended June 30, 2006 include results from Permal and CAM whereas the results of our continuing operations for the comparable prior year three-month period do not include Permal or CAM results.  Where appropriate, the prior period financial statements have been reclassified to conform to the current period presentation.

Unless otherwise noted, all per share amounts include both common shares of Legg Mason and shares issued in connection with the acquisition of Legg Mason Canada Inc., which are exchangeable into common shares of Legg Mason on a one-for-one basis at any time.  Weighted average shares for basic and diluted purposes also include the outstanding non-voting participating preferred shares issued to Citigroup in the acquisition of CAM.  In addition, during July 2006, the number of authorized common shares was increased from 250 million to 500 million.

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

Terms such as "we," "us," "our," and "company" refer to Legg Mason.

2. Significant Accounting Policies

Stock-Based Compensation

Previously, we adopted the fair value method of accounting for stock-based compensation on a prospective basis for all stock options granted and stock purchase plan transactions after April 1, 2003, using the Black-Scholes option pricing model. Under the prospective method allowed under Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” compensation expense was recognized based on the fair value of stock options granted after April 1, 2003 over the applicable vesting period. No compensation expense was recognized for stock options granted prior to April 1, 2003.  Therefore, the expense related to stock-based employee compensation included in the determination of net income for June 30, 2005 is less than that which would have been included if the fair value method had been applied to all awards.

On April 1, 2006, we adopted SFAS No. 123 (R), “Share-Based Payment” and related pronouncements using the modified-prospective method and the related transition election.  Under this method, compensation expense for the three months ended June 30, 2006 includes compensation cost for all non-vested share-based awards at their amortized grant-date fair value, including awards granted prior to April 1, 2003 that were previously recorded at their intrinsic value.  Additionally, unamortized deferred compensation previously classified as a separate component of stockholders’ equity has been reclassified as a reduction of additional paid-in capital.  Under the modified-prospective method, the results for the three months ended June 30, 2005 have not been restated. Also under SFAS No. 123 (R), cash flows related to income tax deductions in excess of stock-based compensation expense are classified as financing cash flows for the three months ended June 30, 2006. For the three months ended June 30, 2005, such amount was $13,613 and continues to be classified as operating cash inflows.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income represents cumulative foreign currency translation adjustments and net gains and losses on investment securities and an interest rate swap. The change in the accumulated translation adjustment for the three months ended June 30, 2006 primarily resulted from the impact of changes in the British pound and the Canadian dollar in relation to the U.S. dollar on the net assets of Legg Mason’s United Kingdom and Canadian subsidiaries, respectively, for which the pound and the Canadian dollar are the functional currencies.  A summary of Legg Mason’s accumulated other comprehensive income as of June 30, 2006 is as follows:

Foreign currency translation adjustments	$ 22,368
Unrealized holding gain on interest rate swap, net of taxes of $1,689	2,382
Unrealized losses on investment securities, net of taxes of ($41)	(80)
Total	$ 24,670

Recent Accounting Developments

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), in July 2006.  FIN 48 clarifies previously issued FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and a measurement attribute in financial statements for tax positions taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, interim accounting, disclosure and transition and is effective for fiscal year 2008.  Legg Mason is evaluating its adoption of FIN 48 and cannot estimate the impact, if any, on its consolidated financial statements at this time.

3. Acquisitions

Effective as of November 1, and December 1, 2005, Legg Mason completed the acquisitions of Permal and CAM, respectively.  The consolidated financial statements include the accounts of Permal and CAM as of the respective acquisition dates.

Following the acquisition of CAM, Legg Mason formulated plans to re-align its mutual fund complex, specifically funds acquired as part of the CAM businesses. As part of the fund realignment, certain domestic funds are being merged with funds of similar strategy, certain funds are being re-domiciled, and certain funds are being liquidated.  During the quarter ended June 30, 2006, Legg Mason recorded a liability for the estimated costs associated with these plans, which primarily include proxy solicitation, including printing and mailing, termination payments to funds’ directors, and legal and accounting costs, of approximately $42.0 million, of which $1.5 million has been paid.  In addition, following the acquisition of CAM, Legg Mason began an evaluation of excess office space in several geographic regions resulting from staff reductions and business integration.  During the quarter ended June 30, 2006, Legg Mason recognized a liability of $2.7 million representing the future commitment for unused office space.  The costs for mutual fund realignment and excess office space are associated with integration of the acquired CAM business; therefore, such costs are reflected as additional goodwill.  Legg Mason expects to recognize additional liabilities (and goodwill) in the quarter ended September 30, 2006, when it completes its evaluation of the remaining locations acquired in the acquisition. Legg Mason expects all of these costs to be paid through the first quarter of fiscal year 2008.  Involuntary termination payments of $3.8 million were made during the quarter ended June 30, 2006.

The following unaudited pro forma consolidated results are presented as though the acquisitions of CAM and Permal had occurred as of the beginning of the period presented and excludes the results of discontinued operations (see Note 4).  The pro forma results include adjustments to exclude certain non-transferred CAM businesses in accordance with the terms of the transaction agreement, to conform accounting policies of the acquired entities, and to adjust for the effect of acquisition related expenses.

Three months ended June 30, 2005
Revenues	$ 951,912
Income from continuing operations	$ 148,187
Income from continuing operations per share:
Basic	$ 1.14
Diluted	$ 1.04

4.  Discontinued Operations

On December 1, 2005, Legg Mason sold the entities that comprise its PC/CM businesses to Citigroup as a portion of the consideration in the purchase of Citigroup’s global asset management businesses.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the after-tax results of operations of PC/CM are reflected as Income from discontinued operations on the Consolidated Income Statements for the three months ended June 30, 2005.

Results of discontinued operations for the three months ended June 30, 2005 are summarized as follows:

Total revenues, net of interest expense (1)	$ 203,471
Income from discontinued operations	$ 39,789
Provision for income taxes	16,154
Income from discontinued operations, net	$ 23,635
(1) See Note 11 for additional information on net revenues.

5.  Fixed Assets

Fixed assets consist of equipment, software and leasehold improvements.  Equipment consists primarily of communications and technology hardware and furniture and fixtures.  Software includes purchased software and internally developed software. Fixed assets are reported at cost, net of accumulated depreciation and amortization.  The following table reflects the components of fixed assets as of:

	June 30, 2006	March 31, 2006
Equipment	$ 127,770	$ 116,967
Software	108,916	101,698
Leasehold improvements	111,970	107,634
Total cost	348,656	326,299
Less: accumulated depreciation and amortization	(156,292)	(143,690)
Fixed assets, net	$ 192,364	$ 182,609

Depreciation and amortization are determined by use of the straight-line method. Equipment is depreciated over the estimated useful lives of the assets, generally ranging from three to eight years. Software is amortized over the estimated useful lives of the assets, which are generally three years. Internally developed software is reviewed periodically to determine if there is a change in the useful life or if impairment in value may exist. If impairment is deemed to exist, the asset is written down to its fair value or is written off if the asset is determined to no longer have any value. Leasehold improvements are generally amortized over the term of the lease. Maintenance and repair costs are expensed as incurred.  Depreciation and amortization expense of continuing operations was $14,233 and $6,018 for the quarters ended June 30, 2006 and 2005, respectively.

6. Intangible Assets and Goodwill

SFAS No. 142 provides that goodwill is not amortized and the values of identifiable intangible assets are amortized over their useful lives, unless the assets are determined to have indefinite useful lives. Goodwill and indefinite-life intangible assets are analyzed to determine if the fair market value of the assets exceeds the book value. If the fair value is less than the book value we will record an impairment charge. There were no impairment charges recorded during the three months ended June 30, 2006 and 2005.

The following tables reflect the components of intangible assets as of:

	June 30,	March 31,
	2006	2006
Amortizable asset management contracts:
Cost	$ 740,423	$ 739,789
Accumulated amortization	(134,846)	(117,585)
Net	$ 605,577	$ 622,204
Indefinite-life intangible assets:
Fund management contracts	$ 3,754,634	$ 3,754,312
Trade names	116,800	116,800
Total indefinite-life intangible assets	$ 3,871,434	$ 3,871,112
Intangible assets, net	$ 4,477,011	$ 4,493,316

As of June 30, 2006, management contracts are being amortized over a weighted-average remaining life of 11 years. Estimated amortization expense for each of the next five fiscal years is as follows:

Remaining 2007	$ 50,733
2008	57,218
2009	54,960
2010	54,632
2011	54,632
Thereafter	333,402
Total	$ 605,577

The increase in the carrying value of goodwill for the quarter ended June 30, 2006 is summarized below:

Balance, beginning of period	$ 2,303,799
Acquisition related costs (1)	44,808
Other, including changes in foreign exchange rates	(11,253)
Balance, end of period	$ 2,337,354
(1) See Note 3 for additional information on acquisition related costs.

7. Long-Term Debt

Long-term debt as of June 30, and March 31, 2006 consists of the following:

	June 30, 2006			March 31, 2006
	Current Accreted Value	Unamortized Discount	Maturity Amount	Current Accreted Value
6.75% senior notes	$ 424,673	$ 327	$ 425,000	$ 424,632
Zero-coupon contingent convertible senior notes	-	-	-	32,861
5-year term loan	700,000	-	700,000	700,000
3-year term loan	11,526	-	11,526	15,776
Other term loans	28,701	-	28,701	29,691
Subtotal	1,164,900	327	1,165,227	1,202,960
Less: current portion	4,067	-	4,067	36,883
Total	$ 1,160,833	$ 327	$ 1,161,160	$ 1,166,077

During the three months ended June 30, 2006, all remaining zero-coupon contingent convertible senior notes were converted into 756 thousand shares of common stock.

As of June 30, 2006, the aggregate maturities of long-term debt (current accreted value of $1,164,900) based on the contractual terms, are as follows:

Remaining 2007	$ 3,032
2008	4,206
2009	440,926
2010	4,602
2011	703,099
Thereafter	9,362
Total	$ 1,165,227

Interest Rate Swap

As of June 30, 2006, an unrealized gain of $2,382, net of tax of $1,689, in the market value of the $400 million 3-year amortizing variable to fixed interest rate swap (“Swap”) has been reflected in Other comprehensive income. The estimated gain included in Other comprehensive income as of June 30, 2006 that is expected to be reclassified to income within the next twelve months is $1,441, net of tax of $1,023. The actual amount will vary from this amount as a result of changes in market conditions. On a quarterly basis, Legg Mason assesses the effectiveness of this cash flow hedge by confirming that payments and the balance of the liability hedged match the Swap.

8. Stock-Based Compensation

Legg Mason’s stock-based compensation includes stock options, an employee stock purchase plan, restricted stock awards and deferred compensation payable in stock. Under its stock compensation plans, Legg Mason issues stock options to officers, key employees and non-employee members of the Board of Directors.

Grants under Legg Mason stock compensation plans are generally for newly issued shares.  At June 30, 2006, 24 million shares were authorized to be issued under Legg Mason’s equity incentive stock plans.  Options under Legg Mason’s employee stock plans have been granted at prices not less than 100% of the market value at the date of grant. Options are generally exercisable in equal increments over 3 to 5 years and expire within 5 to 10 years from the date of grant.  Restricted stock awards generally vest over 2 to 4 years.

Compensation expense for continuing operations relating to stock options, the stock purchase plan and deferred compensation for the three months ended June 30, 2006 and 2005 was $5,660 and $1,229, respectively, and the related income tax benefit was $1,914 and $458, respectively.  The effect of adopting SFAS No. 123 (R) on net income for the three months ended June 30, 2006 was a reduction of $934 or $0.01 per share.

The following tables reflect pro forma results for the three months ended June 30, 2005 as if compensation expense associated with all applicable option grants (regardless of grant date), the stock purchase plan and deferred compensation were recognized over the vesting period:

Continuing Operations
Income from continuing operations, net of taxes	$ 89,140
Add: stock-based compensation included in reported income from continuing operations, net of taxes	771
Less: stock-based compensation determined under fair value based method for all grants, net of taxes	(2,976)
Pro forma income from continuing operations	$ 86,935
Earnings per share:
As reported:
Basic	$ 0.82
Diluted	0.74
Pro forma:
Basic	$ 0.80
Diluted	0.72

Discontinued Operations
Income from discontinued operations, net of taxes	$ 23,635
Add: stock-based compensation included in reported income from discontinued operations, net of taxes	1,079
Less: stock-based compensation determined under fair value based method for all grants, net of taxes	(2,094)
Pro forma income from discontinued operations	$ 22,620
Earnings per share:
As reported:
Basic	$ 0.22
Diluted	0.19
Pro forma:
Basic	$ 0.21
Diluted	0.19

Consolidated Operations
Net earnings, as reported	$ 112,775
Add: stock-based compensation included in reported net earnings, net of taxes	1,850
Less: stock-based compensation determined under fair value based method for all grants, net of taxes	(5,070)
Pro forma net earnings	$ 109,555
Earnings per share:
As reported:
Basic	$ 1.04
Diluted	0.93
Pro forma:
Basic	$ 1.01
Diluted	0.91

Stock option transactions under the plans during the three months ended June 30, 2006 and 2005 respectively, are summarized below:

	Three Months Ended June 30,
	2006	2006	2005	2005
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Options outstanding at April 1	6,370	$ 43.56	10,113	$ 30.42
Granted	50	122.93	57	80.07
Exercised	(188)	25.53	(757)	25.37
Canceled/forfeited	(10)	31.11	(39)	37.88
Options outstanding at June 30	6,222	$ 44.76	9,374	$ 31.11

The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $14,295 and $45,365, respectively.

The following information summarizes Legg Mason’s stock options outstanding at June 30, 2006:

Exercise Price Range	Option Shares Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Life (in years)
$19.17–$ 25.00	1,562	$20.27	2.0
25.01– 32.00	1,099	27.68	3.2
32.01– 40.00	1,786	33.76	2.4
40.01– 132.18	1,775	87.94	6.5

At June 30, 2006, options were exercisable on 3,935 shares with an aggregate intrinsic value of $284,004 and the weighted-average exercise price was $28.14.  The following information summarizes Legg Mason’s stock options exercisable at June 30, 2006:

Exercise Price Range	Option Shares Exercisable	Weighted-Average Exercise Price Per Share
$19.17–$ 25.00	1,562	$20.27
25.01– 32.00	676	28.45
32.01– 40.00	1,540	33.93
40.01– 53.90	157	48.27

Stock options exercisable at June 30, 2006 have a weighted-average remaining contractual life of 2.4 years.

A summary of unvested stock options under Legg Mason’s equity incentive plans for the three months ended June 30, 2006 follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Shares unvested at April 1, 2006	2,241	$ 29.17
Granted	50	49.80
Vested (1)	-	-
Canceled/forfeited	(4)	13.29
Shares unvested at June 30, 2006	2,287	$ 29.65

(1) Generally, vesting occurs on anniversary dates in July of each year.

Unamortized compensation cost related to unvested options at June 30, 2006 was $45,297 and is expected to be recognized over a weighted-average period of 2.3 years.

Legg Mason also has an equity plan for non-employee directors that replaced its stock option plan for non-employee directors during fiscal 2006. Under the equity plan, directors may elect to receive shares of stock, options to acquire shares of stock or restricted stock units. Options granted under either plan are immediately exercisable at a price equal to the market value of the shares on the date of grant and have a term of not more than ten years. Shares, options, and restricted stock units issuable under the equity plan are limited to 625 shares in aggregate, of which 31 shares have been issued.  At June 30, 2006, there are 431 stock options and 3 restricted stock units currently outstanding under both plans.

Cash received from exercises of stock options under Legg Mason’s equity incentive plans was $4,257 and $15,107 for the three months ended June 30, 2006 and 2005, respectively.  The tax benefit expected to be realized for the tax deductions from these option exercises totaled $2,128 and $12,190 for the three months ended June 30, 2006 and 2005, respectively.  The 2005 amounts include allocations to discontinued operations.

The weighted average fair value of option grants of $49.80 and $28.76 per share for the three months ended June 30, 2006 and 2005, respectively, is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended June 30,

	2006	2005
Expected dividend yield	0.79%	0.80%
Risk-free interest rate	5.07%	3.98%
Expected volatility	32.02%	38.28%
Expected lives (in years)	6.88	5.82

Legg Mason has determined that using a combination of both implied and historical volatility is a better measure of expected volatility for calculating Black-Scholes option values.  Therefore, effective with grants made in the quarter ended December 31, 2005, Legg Mason estimates expected volatility with equal weighting to both implied and historical measures.  Prior to the quarter ended December 31, 2005, Legg Mason estimated volatility using only historical measures.

Legg Mason has a qualified Employee Stock Purchase Plan covering substantially all U.S. employees. Shares of common stock are purchased in the open market on behalf of participating employees, subject to a 4.5 million total share limit under the Plan. Purchases are made through payroll deductions and

Legg Mason provides a 10% contribution towards purchases, which is charged to earnings. During the three months ended June 30, 2006, approximately 9 shares, have been purchased in the open market on behalf of participating employees.

During the three months ended June 30, 2006 and 2005, Legg Mason granted 76 and 143 shares of restricted common stock, respectively, at a weighted average market value of $112.91 and $79.35, respectively, per share. The restricted stock awards were non-cash transactions. In the quarters ended June 30, 2006 and 2005, Legg Mason recognized $3,265 and $304, respectively, in compensation expense for restricted stock awards related to continuing operations and $0 and $1,078, respectively, in compensation expense for restricted stock awards related to discontinued operations.  The tax benefit expected to be realized for the tax deductions from restricted stock totaled $507 and $1,423 for the three months ended June 30, 2006 and 2005, respectively.  Unamortized compensation cost related to unvested restricted stock awards for 475 shares not yet recognized at June 30, 2006 was $47,239 and is expected to be recognized over a weighted-average period of 2.3 years.

In addition, deferred compensation payable in shares of Legg Mason common stock has been awarded to certain employees in an elective plan.  Vesting is immediate and the plan provides for discounts of up to 10% on contributions and dividends.  There is no limit on the number of shares authorized to be issued under the plan.

9. Commitments and Contingencies

We lease office facilities and equipment under non-cancelable operating leases and also have multi-year agreements for certain services. These leases and service agreements expire on varying dates through fiscal 2021. Certain leases provide for renewal options and contain escalation clauses providing for increased rentals based upon maintenance, utility and tax increases.

As of June 30, 2006, the minimum annual aggregate rentals are as follows:

Remaining 2007	$ 64,578
2008	65,283
2009	58,933
2010	50,748
2011	41,978
Thereafter	149,578
Total	$ 431,098

The minimum rental commitments shown above have not been reduced by $13,692 for minimum sublease rentals to be received in the future under non-cancelable subleases.

As of June 30, 2006, Legg Mason had commitments to invest $39,614 in limited partnerships that make private investments. These commitments will be funded as required through the end of the respective investment periods ranging from fiscal 2007 to 2011.

As of June 30, 2006, Legg Mason has contingent payment obligations related to acquisitions. These payments are payable through fiscal 2012 and will not exceed $1,225,045.

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

On October 3, 2003, a federal district court jury rendered a verdict against Legg Mason in a civil copyright lawsuit. That verdict was confirmed in a subsequent judgment and the case was ultimately settled on June 9, 2005 by a payment of $11,500.  As a result, approximately $8.2 million of a previously recognized litigation award settlement expense was reversed during the quarter ended June 30, 2005.

10. Earnings Per Share

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares outstanding. The calculation of weighted average shares includes common shares, shares exchangeable into common stock and convertible preferred shares that are considered participating securities.  Diluted EPS is similar to basic EPS, but adjusts for the effect of potential dilutive common shares.

The following table presents the computations of basic and diluted EPS:

	Three months ended June 30,
	2006		2005
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	140,247	140,247	108,803	108,803
Potential common shares:
Employee stock options	-	2,979	-	6,544
Shares related to deferred compensation	-	35	-	906
Shares issuable upon conversion of senior notes	-	539	-	5,724
Shares issuable upon payment of contingent consideration	-	371	-	-
Total weighted average diluted shares	140,247	144,171	108,803	121,977
Income from continuing operations	$ 156,035	$ 156,035	$ 89,140	$ 89,140
Interest expense on convertible senior notes, net of tax	-	84	-	1,004
Income from continuing operations, as adjusted	156,035	156,119	89,140	90,144
Income from discontinued operations, net of tax	-	-	23,635	23,635
Net income	$ 156,035	$ 156,119	$ 112,775	$ 113,779
Net Income per share:
Continuing operations	$ 1.11	$ 1.08	$ 0.82	$ 0.74
Discontinued operations	-	-	0.22	0.19
	$ 1.11	$ 1.08	$ 1.04	$ 0.93

Antidilutive shares of 3,688 were excluded from the computation of diluted earnings per share for the three months ended June 30, 2006.

11. Business Segment Information

Legg Mason continues to integrate and organize its ongoing operations following the consummation of the Citigroup transaction and the Permal acquisition. While much of the integration is complete, Legg Mason is still in the process of determining an appropriate method of allocating costs, primarily marketing and distribution, to determine profitability of the various business units. Legg Mason expects this process to be completed in the quarter ending September 30, 2006.  Until then, Legg Mason is managing its continuing operations as a single comprehensive Asset Management business with three divisions: Managed Investments (formerly referred to as Mutual Funds/Managed Services), Institutional and Wealth Management.   As a result of the transaction with Citigroup as described in Notes 3 and 4, former Private Client and Capital Markets segments are reported as discontinued operations.

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

Results by geographic region are as follows:

	Three months ended
	June 30,
	2006	2005
Operating Revenues:
United States	$ 804,376	$ 401,288
United Kingdom	177,446	30,514
Other	56,398	5,884
Total	$ 1,038,220	$ 437,686

Income from Continuing Operations before Income Tax Provision and Minority Interests:
United States	$ 197,112	$ 134,617
United Kingdom	45,381	9,908
Other	10,490	(2,414)
Total	$ 252,983	$ 142,111

Intangible assets, net and goodwill by geographic region are as follows at June 30, and March 31, 2006:

	June 30, 2006	March 31, 2006
Intangible Assets, Net and Goodwill:
United States	$ 5,391,642	$ 5,364,786
United Kingdom	1,222,903	1,232,697
Other	199,820	199,632
Total	$ 6,814,365	$ 6,797,115

Discontinued Operations

Financial results of discontinued operations’ businesses were as follows:

Three months
ended
June 30, 2005
Net Revenues:
Private Client	$ 187,323
Capital Markets	63,187
250,510
Reclassification (1)	(47,039)
Total	$ 203,471

Income before Income Tax Provision:
Private Client	$ 35,338
Capital Markets	4,451
Total	$ 39,789

(1)

Represents distribution fees from proprietary mutual funds, historically reported in Private Client, that have been reclassified to Asset Management as distribution fee revenue, with a corresponding distribution expense, to reflect Legg Mason's continuing role as funds’ distributor.

Results of discontinued operations by geographic region are as follows:

Three months
ended
June 30, 2005
Net Revenues:
United States	$ 197,961
United Kingdom	2,142
Other	3,368
Total	$ 203,471

Income before income tax provision:
United States	$ 38,703
United Kingdom	525
Other	561
Total	$ 39,789

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

On December 1, 2005, we completed a strategic acquisition to become a pure asset management company in which we transferred our Private Client and Capital Markets businesses (“PC/CM”) to Citigroup Inc. (“Citigroup”) as a portion of the consideration in exchange for substantially all of Citigroup’s asset management business (“CAM”). Prior to the announcement of this transaction, we reported the PC/CM businesses as separate operating segments; however, both businesses are now included in discontinued operations for all periods presented. Effective November 1, 2005, we also purchased Permal Group Ltd (“Permal”), a leading global funds-of-hedge funds manager, to expand our global asset management business. Following the consummation of the CAM and Permal acquisitions and the sale of the PC/CM businesses, we are in the process of reorganizing and assimilating the acquired businesses. While much of the integration is complete, we are still in the process of determining an appropriate method of allocating costs of marketing and distribution to determine profitability of the various businesses.  We expect this process to be completed in the quarter ending September 30, 2006.  Until then, we are managing our continuing operations as a comprehensive Asset Management business with three divisions: Managed Investments (formerly named Mutual Funds/Managed Services), Institutional and Wealth Management.

Our financial position and results of operations are materially affected by the overall trends and conditions of the financial markets, particularly in the United States, but increasingly in the other countries in which we operate. Results of any individual period should not be considered representative of future results. Our profitability is sensitive to a variety of factors, including the amount and composition of our assets under management, and the volatility and general level of securities prices and interest rates, among other things. Sustained periods of unfavorable market conditions are likely to affect our profitability adversely. In addition, the diversification of services and products offered, investment performance, access to distribution channels, reputation in the market, attracting and retaining key employees and client relations are significant factors in determining whether we are successful in attracting and retaining clients.  Accordingly, sustained periods of unfavorable market conditions may adversely affect our profitability. For a further discussion of factors that may affect our results of operations, refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Terms such as "we," "us," "our," and "company" refer to Legg Mason.

Business Environment

The financial environment in which we operate was very challenging during the first fiscal quarter of 2007 due to uncertain equity markets, record high fuel prices, and turbulence in the Middle East.  The Dow Jones Industrial Average1 was up 0.4%, while the Nasdaq Composite Index2 and the S&P 5003 were down 7%, and 2%, respectively, for the quarter ended June 30, 2006.  The federal funds rate was raised by 0.25% on both May 10, 2006 and June 29, 2006 to 5.25% as of quarter end.

Results of Operations

Since our strategic transaction with Citigroup was announced in June 2005 we retroactively reflected the results of operations of the PC/CM businesses as discontinued operations.  As a result of the acquisitions, the results of our continuing operations for the quarter ended June 30, 2006 includes results from Permal and CAM whereas the results of our continuing operations for the comparable prior year quarter do not include Permal or CAM.  Following the transaction with Citigroup, portions of the CAM business have been and continue to be integrated into certain of our other asset managers.  Where noted, amounts presented for the impact of CAM in the discussion below exclude amounts that have been integrated into other subsidiaries.

Net income and diluted earnings per share for the three months ended June 30, 2006 increased significantly compared to the prior year’s quarter.  Net income increased 38% to $156.0 million from $112.8 million and diluted earnings per share increased to $1.08 from $0.93, up 16%.  Cash income from continuing operations (see Supplemental Financial Information) increased to $202.6 million from $100.4 million and cash income per diluted share increased to $1.40 from $0.83, up 102% and 69%, respectively.  Income from continuing operations totaled $156.0 million, up 75% from the prior year’s quarter and operating revenues increased to $1.0 billion from $437.7 million, up 137%.  All of the increases are primarily due to the addition of CAM and Permal revenues and expenses.    Assets under management increased $455.5 billion, or 114% in the last 12 months to $854.7 billion, with 94% of the increase attributable to the assets of CAM and Permal on their acquisition dates, 5% from market appreciation, and 3% from net client cash flows.  These increases were partially offset by assets managed by sold businesses. Higher aggregate levels of assets under management at our other asset managers, primarily Western Asset Management Company (“Western Asset”), Legg Mason Capital Management  (“LMCM”), and Brandywine Global Investment Management (“Brandywine”) contributed to the increase over the prior year. The pre-tax profit margin from continuing operations was 24.4%, down from 32.5% respectively for the quarters ended June 2006 and 2005, primarily due to a significant increase in fund revenues, of which a substantial portion is passed through to third parties as distribution and servicing expense and the impact of the 2005 litigation award credit.  The pre-tax profit margin from continuing operations, as adjusted (see Supplemental Financial Information), was 33.4% and 38.5%, respectively, for the quarters ended June 2006 and 2005 primarily attributable to an increase

1   Dow Jones Industrial Average is a trademark of Dow Jones & Company, which is not affiliated with Legg Mason.

2   Nasdaq is a trademark of the Nasdaq Stock Market, Inc., which is not affiliated with Legg Mason.

3   S&P is a trademark of Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., which is not affiliated with Legg Mason.

in overhead expenses that were allocated to discontinued operations prior to the acquisition of CAM and the impact of the 2005 litigation award credit.  In each case, the factors decreasing the margins were partially offset by the impact of lower compensation as a percentage of revenue.  In the prior year’s quarter, income from discontinued operations, net of tax, totaled $23.6 million.  Diluted earnings per share from discontinued operations were $0.19 in the prior year quarter.

Compared to the quarter ended March 31, 2006, net income increased 4% to $156.0 million and diluted earnings per share were up 5% from $1.03 to $1.08.  Income from continuing operations increased 3% from the March quarter, primarily as a result of a reduction in compensation and benefits expense.   Operating revenues decreased 1% from $1.1 billion, primarily due to a decrease in performance fees and reduced market values and net outflows of equity assets under management.  In the last three months, assets under management decreased by $12.9 billion, or 1%, from $867.6 billion at March 31, 2006, primarily as a result of $7 billion in client cash outflows and equity asset depreciation.  Outflows in liquidity assets were offset in part by fixed income market appreciation and net client inflows into long-term fixed income assets.  Compensation and benefits expense declined by $27.2 million during the quarter, as compared with the quarter ended March 31, 2006.  The decline primarily reflects a lower number of full time employees and the elimination of certain duplicative expenses related to transitioning personnel as part of the integration of the acquired CAM business.

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005

Assets Under Management

The component changes in our assets under management (in billions) for the quarters ended June 30 were as follows:

	2006	2005
Beginning of period	$ 867.6	$ 374.5
Net client cash flows	(6.5)	16.3
Market appreciation (depreciation), net	(6.4)	8.4
End of period	$ 854.7	$ 399.2

Assets under management for the quarter ended June 30, 2006 were $854.7 billion, up $455.5 billion or 114% from the quarter ended June 30, 2005. The acquisitions of CAM and Permal accounted for approximately $426.1 billion at their acquisition dates or 94% of the net increase, with market performance, including currency translation, accounting for $21.8 billion or 5% of the increase and net client cash flows accounting for $13.1 billion or 3%.  These increases were partially offset by assets managed by sold businesses.  Our Institutional Asset Management division represented 53% of total assets managed, our Managed Investments division represented 40% and our Wealth Management division represented 7%. Non-U.S. domiciled clients accounted for 29% of total assets under management, which compares with 25% of non-U.S. client assets at June 30, 2005, with the increase primarily due to the acquisition of non-U.S. assets managed by CAM and Permal.

Our assets under management by division (in billions) as of June 30 were as follows:

		% of		% of
	2006	Total	2005	Total
Managed Investments(1)	$ 338.1	39.6%	$ 74.1	18.5%
Institutional	452.0	52.9	275.3	69.0
Wealth Management	64.6	7.5	49.8	12.5
Total	$ 854.7	100.0%	$ 399.2	100.0%

(1) The Mutual Funds/Managed Services division has been renamed the Managed Investments division.

CAM’s fixed income and international equity separate account assets under management are included in our Institutional division, while its U.S. equity separate accounts and all proprietary mutual and other fund assets under management are included in our Managed Investments division. Permal’s assets under management are included in our Wealth Management division.

Assets under management by asset class (in billions) as of June 30, 2006 and 2005 are as follows:

		% of		% of	%
	2006	Total	2005	Total	Change
Equity	$311.5	36.5%	$151.3	37.9%	105.9%
Fixed Income	420.7	49.2	239.8	60.1	75.4
Liquidity	122.5	14.3	8.1	2.0	1,412.3
Total	$854.7	100.0%	$399.2	100.0%	114.1%

Our operating revenues by Asset Management division (in millions) for the quarter ended June 30 were as follows:

	2006	2005
Managed Investments (1)	$ 588.0	$ 195.5
Institutional (1)	243.3	150.9
Wealth Management	206.9	91.3
Total	$ 1,038.2	$ 437.7

(1) Quarter ended June 2005 includes approximately $12.9 million reclassification from the Institutional division to the Managed Investments division to reflect a change in revenue classification.

The increase in operating revenues in the Managed Investments and Institutional divisions was primarily due to the acquisition of CAM. The increase in operating revenues in the Wealth Management division was primarily due to the acquisition of Permal.

Results of Continuing Operations

Operating Revenues

Revenues from continuing operations in the quarter ended June 30, 2006 were $1.0 billion, up 137% from $437.7 million in the prior year quarter, with approximately $520 million, or 85% of the increase, resulting from the CAM and Permal acquisitions, excluding certain CAM revenues that were transferred to other subsidiaries as part of the integration.  Certain of our other asset managers, primarily Western Asset, Royce & Associates, LLC (“Royce”) and LMCM, contributed to the revenue increase, driven by strong growth in assets under management since June 30, 2005.

Investment advisory fees from separate accounts increased 54% or $127.6 million to $364.6 million, primarily as a result of the CAM acquisition, which accounted for approximately $90 million or 70% of the increase, excluding certain CAM investment advisory fees from separate accounts that were transferred to other subsidiaries as part of the integration.  Growth in separate account assets managed at Western Asset, Brandywine and LMCM since June 2005 also contributed to the increase in revenues.

Investment advisory fees from funds increased 291% to $490.2 million, with approximately 91% of the increase attributable to the acquisitions of CAM and Permal.  Royce and LMCM also contributed to the increase.

Distribution and service fees increased 158% to $179.6 million, with approximately 90% of the increase due to the addition of distribution and service fees from CAM and Permal.  These fees reflect our continuing role as our proprietary funds’ distributor, with a related distribution expense.

Other operating revenues decreased 34% to $3.8 million, primarily due to changes in contractual arrangements with transfer agents.

Operating Expenses

Compensation and benefits increased 98% to $379.6 million, primarily as a result of compensation costs from the acquired businesses, including transaction-related compensation and increased revenue share-based incentive expense on higher revenues at certain of our other subsidiaries.  Transaction-related compensation costs primarily include recognition of previously deferred compensation for terminated CAM employees and accruals for retention compensation for transitional CAM employees.  Costs for severance at CAM were included in the purchase price allocation and are not reflected in our results of operations. Compensation as a percentage of operating revenues was 36.6% for the quarter ended June 30, 2006, down from 43.8% as a result of lower incentive compensation as a percentage of revenues from CAM and Permal.

Distribution and servicing expenses increased 308% to $280.6 million, primarily as a result of the addition of $196.2 million in distribution and service fees incurred by CAM and Permal.

Communications and technology expense increased 179% to $38.4, million, primarily as a result of the addition of CAM’s expenses, primarily market data and printing.

Occupancy increased 208% to $22.2 million, primarily due to the addition of expenses at CAM and Permal.

Amortization of intangible assets increased 191% to $17.0 million from $5.8 million in the prior year quarter, primarily as a result of the CAM acquisition.

The litigation award settlement during the June 30, 2005 quarter reflects the reversal of $8.2 million of charges recorded in fiscal 2004 as a result of the settlement of a civil copyright infringement lawsuit.

Other expenses increased 137% to $43.0 million, primarily due to increased promotional costs at CAM and professional fees.

Other Income (Expense)

Interest income increased $3.6 million to $12.9 million, primarily as a result of higher average interest rates earned on higher average levels of firm investments. Interest expense increased $6.0 million to $16.2 million due to the issuance of a $700 million term loan incurred in the CAM acquisition, offset in part by the conversion of the zero-coupon contingent convertible senior notes and the repayment at maturity of $100 million in senior notes during the March 31, 2006 quarter.  Other income (expense) decreased $3.8 million to a loss of $1.1 million as a result of net losses on investments in deferred compensation plans.

Provision for Income Taxes

The provision for income taxes increased 83% to $96.9 million, as a result of the increase in income from continuing operations. The effective tax rate from continuing operations increased to 38.3% from 37.3% in the prior year’s quarter, primarily due to a higher provision for state income taxes as a result of the acquisitions of CAM and Permal, which operate in state and local jurisdictions with higher effective income tax rates.

Supplemental Financial Information (Non-GAAP Information)

Cash income from continuing operations rose 102% for the quarter ended June 30, 2006 to $202.6 million or $1.40 per diluted share from $100.4 million or $0.83 per diluted share, primarily from the increase in income from continuing operations due to the acquisitions of CAM and Permal.  The pre-tax profit margin from continuing operations as adjusted for distribution and servicing expense for the quarter ended June 30, 2006 and 2005 was 33% and 39%, respectively.

Cash income from continuing operations

As supplemental information, we are providing a performance measure that is based on a methodology other than generally accepted accounting principles (“non-GAAP”) for “cash income from continuing operations.” Management uses cash income from continuing operations as a benchmark in evaluating the operating performance of the Company and its subsidiaries. We define “cash income from continuing operations” as income from continuing operations, plus amortization and deferred taxes related to intangible assets and stock-based compensation costs. This measure is provided in addition to income from continuing operations, but is not a substitute for income from continuing operations and may not be comparable to non-GAAP performance measures, including measures of cash earnings or cash income, of other companies. We consider cash income from continuing operations to be a useful representation of its operating performance because it represents Legg Mason’s income from continuing operations adjusted for certain non-cash items.

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

A reconciliation of income from continuing operations to cash income from continuing operations is as follows:

	Three months ended		Period to Period Change
	June 30,
	2006	2005
Income from Continuing Operations	$ 156,035	$ 89,140	75.0%
Amortization of intangible assets, net of tax	10,479	3,666	185.8
Deferred income taxes on intangible assets	30,739	6,970	341.0
Stock-based compensation, net of tax(1)	5,334	610	774.4
Cash Income from Continuing Operations	$ 202,587	$ 100,386	101.8

Income from Continuing Operations per Diluted Share	$ 1.08	$ 0.74	45.9
Amortization of intangible assets	0.07	0.03	133.3
Deferred income taxes on intangible assets	0.21	0.06	250.0
Stock-based compensation, net of tax (1)	0.04	-	n/m
Cash Income per Diluted Share	$ 1.40	$ 0.83	68.7

(1) Stock-based compensation can generate tax benefits from market appreciation in excess of the related amounts expensed for financial statement purposes. Because these benefits are derived from the market appreciation of our stock, we believe they would inappropriately inflate cash income and therefore are excluded from the calculation.

Pre-tax profit margin from continuing operations, as adjusted

We believe that pre-tax profit margin from continuing operations adjusted for distribution and servicing expense is an effective measure of our margin and a useful disclosure to investors because it subtracts from revenues distribution and servicing expenses that are paid to third party distributors as direct costs of selling the products. Our distribution and servicing expenses exceed our reported distribution and service fee revenue because a portion of the expenses are paid from our general corporate resources. This measure is provided in addition to the pre-tax profit margin from continuing operations calculated under GAAP, but is not a substitute for calculations of profit margin under GAAP and may not be comparable to non-GAAP performance measures, including measures of adjusted margins, of other companies.

A reconciliation of pre-tax profit margin from continuing operations adjusted for distribution and servicing expense is as follows:

	Three months ended		Period to Period Change
	June 30,
	2006	2005
Operating Revenues, GAAP basis	$ 1,038,220	$ 437,686	137.2%
Less:
Distribution and servicing expense	280,551	68,846	307.5
Operating Revenues, as adjusted	$ 757,669	$ 368,840	105.4

Income from Continuing Operations before Income Tax Provision and Minority Interests	$ 252,983	$ 142,111	78.0

Pre-tax profit margin, GAAP basis	24.4%	32.5%
Pre-tax profit margin, as adjusted	33.4	38.5

Results of Discontinued Operations

Due to the sale of the PC/CM businesses on December 1, 2005, the current period does not include financial results of these businesses. Income from discontinued operations, net of tax, for the quarter ended June 30, 2005 was $23.6 million. Diluted earnings per share from discontinued operations in that quarter was $0.19.

Liquidity and Capital Resources

The primary objective of our capital structure and funding practices is to appropriately support Legg Mason’s business strategies and to provide needed liquidity at all times.  In addition, certain of our subsidiaries are subject to regulatory capital requirements. Liquidity and the access to liquidity is important to the success of our ongoing operations. For a further discussion of our principal liquidity and capital resources policies, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Our assets from continuing operations consist primarily of intangible assets, goodwill, cash and cash equivalents and investment advisory fee receivables. Our assets are principally funded by equity capital and long-term debt.

As reflected on the Contractual Obligations and Contingent Payments schedule which follows, PCM has earned the maximum fifth anniversary payment of $300 million, which will be paid in the September 2006 quarter.  We intend to fund this obligation with cash from operations and available credit facilities.  In addition, a post-closing purchase price adjustment of up to $300 million will be paid in the September 2006 quarter based on the retention of certain assets under management acquired in the CAM acquisition.  We intend to fund this obligation with available credit facilities.

During the three months ended June 30, 2006, all remaining zero-coupon contingent convertible senior notes were converted into 756 thousand shares of common stock to extinguish the outstanding principal on these notes.

At June 30, 2006, our total assets and stockholders’ equity were $9.3 billion and $6.1 billion, respectively. During the three months ended June 30, 2006, cash and cash equivalents increased by $84.6 million from $1.02 billion at March 31, 2006 to $1.1 billion at June 30, 2006.  Cash flows from operating activities provided $136.4 million, primarily attributable to net income.  Cash flows from investing activities used $13.7 million, primarily attributable to payments for fixed assets and acquisition related costs offset in part by sales of investments.  Financing activities used $40.6 million, primarily due to the pay-down of a portion of short-term borrowings and cash dividends paid.

During the quarter ended June 30, 2006, we paid cash dividends of $24.9 million.  On July 18, 2006, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.21 per share. This was an increase of 17% over the most recent regular dividend.  The holders of 8.3902 non-voting participating preferred shares will also be paid a dividend of $210,000 per preferred share.

Contractual Obligations and Contingent Payments

We have contractual obligations to make future payments in connection with our short and long-term debt and non-cancelable lease agreements. In addition, we may be required to make contingent payments under business purchase agreements if certain future events occur.

The following table sets forth these contractual and contingent obligations by fiscal year as of June 30, 2006 for continuing operations, unless otherwise noted:

(In millions)	Remaining 2007	2008	2009	2010	2011	Thereafter	Total
Contractual Obligations
Short-term borrowings by contract maturity	$ 62.0	$ —	$ —	$ —	$ —	$ —	$ 62.0
Long-term borrowings by contract maturity	3.0	4.2	440.9	4.6	703.1	9.4	1,165.2
Coupon interest on long-term borrowings(1)	49.7	72.8	57.4	41.2	20.3	2.1	243.5
Minimum rental commitments	64.6	65.3	58.9	50.7	42.0	149.6	431.1
Total Contractual Obligations	179.3	142.3	557.2	96.5	765.4	161.1	1,901.8
Contingent Obligations:
Contingent payments related to business acquisitions(2)	612.0	252.0	7.5	293.5	—	60.0	1,225.0
Total Contractual and Contingent Obligations(3)	$ 791.3	$ 394.3	$ 564.7	$ 390.0	$ 765.4	$ 221.1	$3,126.8

 (1)

Coupon interest on floating rate long-term debt is based on rates outstanding at June 30, 2006.

(2)

The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of business purchase agreements including contingent payments in fiscal 2007 for PCM and CAM of $300.0 each.

(3)

The table above does not include approximately $39.6 in capital commitments to investment partnerships in which Legg Mason is a limited partner. These obligations will be funded, as required, through the end of the commitment periods that range from fiscal 2007 to 2011.

Restructuring Charges

Following the acquisition of CAM, the Company formulated plans to re-align its mutual fund complex, specifically funds acquired as part of the CAM businesses. As part of the fund realignment, certain domestic funds are being merged with funds of similar strategy, certain funds are being re-domiciled, and certain funds are being liquidated.  During the quarter ended June 30, 2006, the Company recorded a liability for the estimated costs associated with these plans, which primarily include proxy solicitation, including printing and mailing, termination payments to funds’ directors, and legal and accounting costs, of approximately $42.0 million, of which $1.5 million has been paid.  In addition, following the acquisition of CAM, the Company began an evaluation of excess office space in several geographic regions resulting from staff reductions and business integration.  During the quarter ended June 30, 2006, the Company recognized a liability of $2.7 million representing the future commitment for unused office space.  The costs for mutual fund realignment and excess office space are associated with integration of the acquired CAM business; therefore, such costs are reflected as additional goodwill.  The Company expects to recognize additional liabilities (and goodwill) in the quarter ended September 30, 2006, when it completes its evaluation of the remaining locations acquired in the acquisition, Legg Mason expects all of these costs to be paid through the first quarter of fiscal year 2008.  Involuntary termination cost payments of $3.8 million were made during the quarter ended June 30, 2006.

Critical Accounting Policies

Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding the reported results of operations and the financial position of Legg Mason. Certain critical accounting policies require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements. Due to their nature, estimates involve judgment based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on our consolidated financial statements.  During the three months ended June 30, 2006, there were no material changes to the matters discussed under the heading "Critical Accounting Policies" in Part II, Item 7 of Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2006; however we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No.123 (R), “Share-Based

Payment” as described in Note 8 of Notes to the Consolidated Financial Statements for the three months ended June 30, 2006.

Recent Accounting Developments

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), in July 2006.  FIN 48 clarifies previously issued FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and a measurement attribute in financial statements for tax positions taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, interim accounting, disclosure and transition and is effective for fiscal year 2008.  Legg Mason is evaluating its adoption of FIN 48 and cannot estimate the impact, if any, on its consolidated financial statements at this time.

Forward-Looking Statements

We have made in this report, and from time to time may otherwise make in our public filings, press releases and statements by our management, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our operations, economic performance and financial condition.  The words or phrases "can be", "may be", "expects", "may affect", "may depend", "believes", "estimate", "project" and similar words and phrases are intended to identify such forward-looking statements.  Such forward-looking statements are subject to various known and unknown risks and uncertainties and we caution readers that any forward-looking information provided by or on behalf of Legg Mason is not a guarantee of future performance.  Actual results could differ materially from those anticipated in such forward-looking statements due to a number of factors, some of which are beyond our control, including: those discussed elsewhere herein, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 under the heading "Risk Factors,” and in our other public filings, press releases and statements by our management.  Due to such risks, uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements.  All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

During the quarter ended June 30, 2006, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Item 4.    Controls and Procedures

As of June 30, 2006, Legg Mason’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason’s disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason’s management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason’s disclosure controls and procedures were effective on a reasonable assurances basis.  There have been no changes in Legg Mason’s internal controls over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, Legg Mason’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets out information regarding our purchases of Legg Mason common stock in each month during the quarter ended June 30, 2006:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
April 1, 2006 Through April 31, 2006	—	$ —	-	699,200
May 1, 2006 Through May 31, 2006	6,413	104.81	-	699,200
June 1, 2006 Through June 30, 2006	8,385	97.68	-	699,200
Total	14,798	$ 100.77	-	699,200

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

LEGG MASON, INC.
(Registrant)

DATE: August 8, 2006	/s/Raymond A. Mason
Raymond A. Mason
Chairman and
Chief Executive Officer

DATE: August 8, 2006	/s/Charles J. Daley, Jr.
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