Form 10-Q
period 2006-09-30
LEGG MASON INC
filed 2006-11-07
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

131,417,504 shares of common stock and 2,102,644 exchangeable shares as of the close of business on November 3, 2006. The exchangeable shares, which were issued by a subsidiary of the registrant are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting and other rights equivalent to common stock.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months		Six Months
	ended September 30,		ended September 30,
	2006	2005	2006	2005
Operating Revenues
Investment advisory fees
Separate accounts	$ 364,869	$ 250,677	$ 729,470	$ 487,727
Funds	490,569	138,472	980,805	263,832
Distribution and service fees	169,836	72,817	349,418	142,364
Other	5,411	4,422	9,212	10,151
Total operating revenues	1,030,685	466,388	2,068,905	904,074
Operating Expenses
Compensation and benefits	365,738	209,937	739,069	401,719
Transaction-related compensation	2,522	—	8,773	—
Total compensation and benefits	368,260	209,937	747,842	401,719
Distribution and servicing	294,267	72,728	574,818	141,574
Communications and technology	41,721	14,721	80,160	28,497
Occupancy	22,117	8,016	44,280	15,209
Amortization of intangible assets	17,328	5,844	34,359	11,689
Litigation award settlement	—	—	—	(8,150)
Other	51,976	16,574	94,996	34,721
Total operating expenses	795,669	327,820	1,576,455	625,259
Operating Income	235,016	138,568	492,450	278,815
Other Income (Expense)
Interest income	16,047	12,384	28,918	21,704
Interest expense	(18,680)	(10,567)	(34,860)	(20,723)
Other	6,359	7,322	5,217	10,022
Total other income (expense)	3,726	9,139	(725)	11,003
Income from Continuing Operations before
Income Tax Provision and Minority Interests	238,742	147,707	491,725	289,818
Income tax provision	95,019	55,572	191,914	108,543
Income from Continuing Operations before
Minority Interests	143,723	92,135	299,811	181,275
Minority interests, net of tax	(47)	—	(100)	—
Income from Continuing Operations	143,676	92,135	299,711	181,275
Income from discontinued operations, net of tax	—	28,901	—	52,536
Net Income	$ 143,676	$ 121,036	$ 299,711	$ 233,811

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(continued)

(In thousands, except per share amounts)

(Unaudited)

	Three Months		Six Months
	ended September 30,		ended September 30,
	2006	2005	2006	2005
Net Income per Share
Basic:
Income from continuing operations	$ 1.02	$ 0.82	$ 2.13	$ 1.64
Income from discontinued operations	—	0.26	—	0.48
	$ 1.02	$ 1.08	$ 2.13	$ 2.12

Diluted:
Income from continuing operations	$ 1.00	$ 0.75	$ 2.08	$ 1.49
Income from discontinued operations	—	0.24	—	0.43
	$ 1.00	$ 0.99	$ 2.08	$ 1.92

Weighted Average Number of Shares Outstanding:
Basic	141,229	111,682	140,728	110,251
Diluted	144,231	123,444	144,208	122,804

Dividends Declared per Share	$ 0.21	$ 0.18	$ 0.39	$ 0.33

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2006	March 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$ 1,013,204	$ 1,023,470
Receivables:
Investment advisory and related fees	520,856	560,407
Other	253,656	289,433
Investment securities	171,424	142,206
Deferred income taxes	38,333	60,135
Other	47,019	51,080
Total current assets	2,044,492	2,126,731
Investment securities	8,752	26,272
Fixed assets, net	192,829	182,609
Intangible assets, net	4,459,887	4,493,316
Goodwill	2,430,931	2,303,799
Other	139,439	169,763
Total Assets	$ 9,276,330	$ 9,302,490
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued compensation	$ 431,059	$ 586,899
Short-term borrowings	62,000	83,227
Current portion of long-term debt	4,114	36,883
Contractual acquisition payable	-	300,000
Payables for distribution and servicing	179,972	135,607
Other	486,947	455,090
Total current liabilities	1,164,092	1,597,706
Deferred compensation	142,948	97,101
Deferred income taxes	404,362	392,009
Other	196,915	199,481
Long-term debt	1,161,266	1,166,077
Total Liabilities	3,069,583	3,452,374
Commitments and Contingencies (Note 9)
Stockholders’ Equity
Common stock, par value $.10; authorized 500,000,000 shares; issued 131,329,161 shares and 129,709,847 shares, respectively	13,133	12,971
Preferred stock, par value $10; authorized 4,000,000 shares; 8.39 shares outstanding	—	—
Shares exchangeable into common stock	5,281	5,720
Additional paid-in capital	3,339,098	3,235,583
Employee stock trust	(49,639)	(45,924)
Deferred compensation employee stock trust	49,639	45,924
Retained earnings	2,825,407	2,580,898
Accumulated other comprehensive income, net	23,828	14,944
Total Stockholders’ Equity	6,206,747	5,850,116
Total Liabilities and Stockholders’ Equity	$ 9,276,330	$ 9,302,490

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months		Six Months
	ended September 30,		ended September 30,
	2006	2005	2006	2005
Net Income	$ 143,676	$ 121,036	$ 299,711	$ 233,811
Other comprehensive income gains (losses):
Foreign currency translation adjustment	550	904	9,265	(4,250)
Unrealized gains on investment securities:
Unrealized holding gains, net of taxes of $74, $1, $42 and $16, respectively	119	1	69	21
Reclassification adjustment for gains included in net income	(17)	—	(15)	—
Net unrealized gains on investment securities	102	1	54	21
Net unrealized loss on cash flow hedge, net of tax benefit of $1,060 and $308, respectively	(1,494)	—	(435)	—
Total other comprehensive income (loss)	(842)	905	8,884	(4,229)
Comprehensive Income	$ 142,834	$ 121,941	$ 308,595	$ 229,582

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended September 30,
	2006	2005(1)
Cash Flows from Operating Activities
Net Income	$ 299,711	$ 233,811
Income from discontinued operations, net of tax	—	(52,536)
Non-cash items included in income:
Depreciation and amortization	65,577	26,786
Amortization of deferred sales commissions	35,628	2,567
Accretion and amortization of securities discounts and premiums, net	743	3,170
Stock-based compensation	20,444	10,246
Unrealized (gains) losses on investments	3,307	(5,720)
Other	239	28
Deferred income taxes	34,155	18,813
Decrease (increase) in assets:
Investment advisory and related fees receivable	40,391	(14,018)
Net purchases of trading investments	(43,285)	(49,376)
Other receivables	40,084	(40,608)
Restricted cash	—	20,658
Other current assets	(1,062)	32,777
Other non-current assets	10,679	(6,583)
Increase (decrease) in liabilities:
Accrued compensation	(151,471)	(76,072)
Deferred compensation	45,847	41,350
Payables for distribution and servicing	44,365	—
Other current liabilities	(17,404)	78,114
Other non-current liabilities	35,297	(23,255)
Net cash provided by operating activities of discontinued operations	—	177,788
Cash Provided by Operating Activities	463,245	377,940
Cash Flows from Investing Activities
Payments for:
Fixed assets	(40,661)	(36,664)
Acquisitions and related costs	(17,752)	(44)
Contractual acquisition earnouts	(386,168)	—
Net increase in securities purchased under agreements to resell	—	(358,000)
Purchases of investment securities	(2,249)	(5,687)
Proceeds from sales and maturities of investment securities	18,656	4,742
Net cash used for investing activities of discontinued operations	—	(3,295)
Cash Used for Investing Activities	(428,174)	(398,948)

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

(Dollars in thousands)

(Unaudited)

	Six months ended September 30,
	2006	2005 (1)
Cash Flows from Financing Activities
Net decrease in short-term borrowings	$ (21,227)	$ —
Third party distribution financing	796	—
Repayment of principal on long-term debt	(5,655)	(1,355)
Issuance of common stock	18,937	63,704
Dividends paid	(50,327)	(53,176)
Excess tax benefit associated with stock-based compensation	8,967	—
Cash Provided by (Used for) Financing Activities	(48,509)	9,173
Effect of Exchange Rate Changes on Cash	3,172	(717)
Net Decrease in Cash and Cash Equivalents	(10,266)	(12,552)
Cash and Cash Equivalents at Beginning of Period	1,023,470	795,121
Cash and Cash Equivalents at End of Period	$ 1,013,204	$ 782,569

(1) Revised to separately disclose the operating and investing portions of cash flows attributable to discontinued operations.  These amounts were originally reported as an aggregate amount for the six months ended September 30, 2005.

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts, unless otherwise noted)

September 30, 2006

(Unaudited)

1. Interim Basis of Reporting

The accompanying unaudited interim consolidated financial statements of Legg Mason, Inc. and its subsidiaries (collectively "Legg Mason") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  The interim consolidated financial statements have been prepared using the interim basis of reporting and, as such, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented.  The nature of our business is such that the results of any interim period are not necessarily indicative of the results of a full year.

The information contained in the interim consolidated financial statements should be read in conjunction with our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). In connection with the sale of our Private Client and Capital Markets (“PC/CM”) businesses as described in Note 4, we have reflected the related results of operations of PC/CM as Income from discontinued operations on the Consolidated Statements of Income.

We are presenting our Consolidated Statements of Cash Flows for the six months ended September 30, 2006 and 2005 to reconcile Net income to Cash provided by operating activities. We are also presenting our Consolidated Statements of Cash Flows for the six months ended September 30, 2005, to attribute cash flows from discontinued operations to operating and investing activities.  Previously, for the six months ended September 30, 2005, we reconciled Income from continuing operations to Cash provided by operating activities and also reported cash flows from discontinued operations in a single line “Change in net assets of discontinued operations held for sale.”  These changes did not affect the Consolidated Balance Sheets, Consolidated Statements of Income, or the Net decrease in cash and cash equivalents included in our Consolidated Statements of Cash Flows for the six months ended September 30, 2005.

On December 1, 2005, Legg Mason completed the acquisition of subsidiaries of Citigroup Inc. (“Citigroup”) that constituted substantially all of Citigroup’s worldwide asset management business (“CAM”).  Effective November 1, 2005, Legg Mason acquired Permal Group Ltd. (“Permal”), a global funds-of-hedge funds manager.  As a result of the acquisitions, the results of our continuing operations for the three and six months ended September 30, 2006 include results from CAM and Permal whereas the results of our continuing operations for the comparable prior year periods do not include CAM or Permal results.  Where appropriate, the prior period financial statements have been reclassified to conform to the current period presentation.

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

Terms such as "we," "us," "our," and "company" refer to Legg Mason.

2. Significant Accounting Policies

Stock-Based Compensation

Previously, we adopted the fair value method of accounting for stock-based compensation on a prospective basis for all stock options granted and stock purchase plan transactions after April 1, 2003, using the Black-Scholes option pricing model. Under the prospective method allowed under Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” compensation expense was recognized based on the fair value of stock options granted after April 1, 2003 over the applicable vesting period. No compensation expense was recognized for stock options granted prior to April 1, 2003.  Therefore, the expense related to stock-based employee compensation included in the determination of net income for three and six month periods ended September 30, 2005 is less than that which would have been included if the fair value method had been applied to all awards.  See related pro forma information in Note 8.

On April 1, 2006, we adopted SFAS No. 123 (R), “Share-Based Payment” and related pronouncements using the modified-prospective method and the related transition election.  Under this method, compensation expense for the three and six months ended September 30, 2006 includes compensation cost for all non-vested share-based awards at their amortized grant-date fair value, including awards granted prior to April 1, 2003 that were previously recorded at their intrinsic value.  Additionally, unamortized deferred compensation previously classified as a separate component of stockholders’ equity has been reclassified as a reduction of additional paid-in capital.  Under the modified-prospective method, the results for the three and six months ended September 30, 2005 have not been restated. Also under SFAS No. 123 (R), cash flows related to income tax deductions in excess of stock-based compensation expense are classified as financing cash flows for the six months ended September 30, 2006. For the six months ended September 30, 2005, such amount was $42,027 and continues to be classified as operating cash inflows.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes cumulative foreign currency translation adjustments and net gains and losses on investment securities and an interest rate swap. The change in the accumulated translation adjustment for the six months ended September 30, 2006 primarily resulted from the impact of changes in the British pound and the Canadian dollar in relation to the U.S. dollar on the net assets of Legg Mason’s United Kingdom and Canadian subsidiaries, respectively, for which the pound and the Canadian dollar are the functional currencies.  A summary of Legg Mason’s accumulated other comprehensive income as of September 30, 2006 is as follows:

Foreign currency translation adjustments	$ 22,918
Unrealized holding gain on interest rate swap, net of taxes of $630	888
Unrealized gains on investment securities, net of tax benefit of $13	22
Total	$ 23,828

Recent Accounting Developments

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), in July 2006.  FIN 48 clarifies previously issued FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and a measurement attribute in financial statements for tax positions taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, interim accounting, disclosure and transition and will be effective for fiscal year 2008.  Legg Mason is evaluating the provisions of FIN 48 and cannot currently estimate the impact, if any, of adopting FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), to provide a consistent definition of fair value and establish a framework for measuring fair value in generally accepted accounting principles.  SFAS 157 has additional disclosure requirements and will be effective for fiscal year 2009.  Legg Mason is evaluating the adoption of SFAS 157 and cannot estimate the impact, if any, on its consolidated financial statements at this time.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”).  SFAS 158 requires an employer that is a business entity that sponsors one or more single-employer defined benefit plans to recognize the funded status of its plans on its balance sheet as of the balance sheet date.  SFAS 158 also requires gains or losses and prior service costs or credits that are not components of net periodic benefit costs to be cycled through other comprehensive income until recognized as net periodic benefit cost.  SFAS 158 has additional disclosure requirements and must be adopted by Legg Mason by March 31, 2007.  The adoption of SFAS 158 is not expected to have a significant impact on Legg Mason’s consolidated financial statements.

In September 2006, the SEC staff issued Staff Accountant Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”  (“SAB 108”) to eliminate diversity in how registrants quantify financial statement misstatements.  Prior to SAB 108, registrants have used one of two widely recognized methods to quantify financial statement misstatements: the “rollover” method or the “iron curtain” method.  The iron curtain method quantifies uncorrected misstatements based on the effects of correcting the misstatements existing in the balance sheet in the current year, irrespective of the year of origination of the misstatement.  The rollover method quantifies uncorrected misstatements based on the amount of misstatements originating in the current year income statement and ignores the effects of correcting the portion relating to balance sheet misstatements from prior years.    SAB 108 requires that a registrant consider both the iron curtain and rollover methods when evaluating uncorrected misstatements.  As such, uncorrected misstatements previously deemed to be immaterial under one method, may now be material under the new “dual approach” and require correction in the current year financial statements.  SAB 108 has additional disclosure requirements and must be adopted by Legg Mason by March 31, 2007.  Legg Mason is evaluating its adoption of SAB 108, but does not anticipate any impact on its consolidated financial statements.

3. Acquisitions

Effective November 1, and December 1, 2005, Legg Mason completed the acquisitions of Permal and CAM, respectively.  The consolidated financial statements include the accounts of Permal and CAM as of the respective acquisition dates.

In accordance with the terms of the acquisition of CAM, a post-closing purchase price adjustment of $86.2 million was paid to Citigroup in the September 2006 quarter based on the retention of certain acquired assets under management.  This payment was recorded as additional goodwill.

Following the acquisition of CAM, Legg Mason formulated plans to re-align its mutual fund complex, particularly funds acquired as part of the CAM business. As part of the fund realignment, certain domestic funds are being merged with funds of similar strategy and certain funds have been or are being re-domiciled or liquidated, subject to approval by the Boards of Directors of the funds or fund shareholders.  During the six months ended September 30, 2006, Legg Mason accrued costs associated with these plans, which primarily include proxy solicitation, including printing and mailing, termination payments to funds’ directors, and legal and accounting costs, of approximately $43.0 million, of which $11.7 million has been paid to date.  In addition, following the acquisition of CAM, Legg Mason began an evaluation of excess office space in several geographic regions resulting from staff reductions and business integration.  During the six months ended September 30, 2006, Legg Mason recognized a liability of $7.7 million for an early lease termination and the future commitment for unused office space.  The costs for mutual fund realignment and excess office space are associated with integration of the acquired CAM business; therefore, such costs are reflected as additional goodwill.  Legg Mason expects to recognize additional liabilities (and goodwill) as it completes its fund realignments and evaluation of the remaining office locations acquired in the acquisition. Legg Mason expects all of these costs to be paid through the first quarter of fiscal year 2008.  Involuntary termination payments of $4.4 million were made during the six months ended September 30, 2006

The following unaudited pro forma consolidated results are presented as though the acquisitions of CAM and Permal had occurred as of the beginning of the period presented and excludes the results of discontinued operations (see Note 4).  The pro forma results include adjustments to exclude certain non-transferred CAM businesses in accordance with the terms of the transaction agreement, to conform accounting policies of the acquired entities, and to adjust for the effect of acquisition related expenses.

	Three months ended September 30, 2005	Six months ended September 30, 2005
Revenues	$ 991,521	$ 1,943,433
Income from continuing operations	$ 161,439	$ 309,626
Income from continuing operations per share:
Basic	$ 1.21	$ 2.35
Diluted	$ 1.12	$ 2.17

The former owners of Private Capital Management earned the maximum fifth anniversary payment of $300 million, which was accrued as of March 31, 2006 and paid during the September 2006 quarter. This payment is subject to certain limited claw-back provisions.

4.  Discontinued Operations

On December 1, 2005, Legg Mason sold the entities that comprise its PC/CM businesses to Citigroup as a portion of the consideration in the purchase of CAM.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the after-tax results of operations of PC/CM are reflected as Income from discontinued operations on the Consolidated Income Statements for the three and six months ended September 30, 2005.

Results of discontinued operations are summarized as follows:

	Three months ended September 30, 2005	Six months ended September 30, 2005
Total revenues, net of interest expense (1)	$ 205,401	$ 408,872
Income from discontinued operations	$ 47,855	$ 87,644
Provision for income taxes	18,954	35,108
Income from discontinued operations, net	$ 28,901	$ 52,536
(1) See Note 11 for additional information on net revenues.

5.  Fixed Assets

Fixed assets consist of equipment, software and leasehold improvements.  Equipment consists primarily of communications and technology hardware and furniture and fixtures.  Software includes purchased software and internally developed software. Fixed assets are reported at cost, net of accumulated depreciation and amortization.  The following table reflects the components of fixed assets as of:

	September 30, 2006	March 31, 2006
Equipment	$ 127,719	$ 116,967
Software	115,769	101,698
Leasehold improvements	118,896	107,634
Total cost	362,384	326,299
Less: accumulated depreciation and amortization	(169,555)	(143,690)
Fixed assets, net	$ 192,829	$ 182,609

Depreciation and amortization are determined by use of the straight-line method. Equipment is depreciated over the estimated useful lives of the assets, generally ranging from three to eight years. Software is amortized over the estimated useful lives of the assets, which are generally three years. Internally developed software is reviewed periodically to determine if there is a change in the useful life or if impairment in value may exist. If impairment is deemed to exist, the asset is written down to its fair value or is written off if the asset is determined to no longer have any value. Leasehold improvements are generally amortized over the term of the lease. Maintenance and repair costs are expensed as incurred.  Depreciation and amortization expense of continuing operations was $16,283 and $6,573 for the quarters ended September 30, 2006 and 2005, respectively, and $30,516 and $12,590 for the six months ended September 30, 2006 and 2005, respectively.

6. Intangible Assets and Goodwill

SFAS No. 142 provides that goodwill is not amortized and the values of identifiable intangible assets are amortized over their useful lives, unless the assets are determined to have indefinite useful lives. Goodwill and indefinite-life intangible assets are analyzed to determine if the fair market value of the assets exceeds the book value. If the fair value is less than the book value we will record an impairment charge. There were no impairment charges recorded during the six months ended September 30, 2006 and 2005.

The following tables reflect the components of intangible assets as of:

	September 30,	March 31,
	2006	2006
Amortizable asset management contracts:
Cost	$ 740,316	$ 739,789
Accumulated amortization	(151,930)	(117,585)
Net	$ 588,386	$ 622,204
Indefinite-life intangible assets:
Fund management contracts	$ 3,754,701	$ 3,754,312
Trade names	116,800	116,800
Total indefinite-life intangible assets	$ 3,871,501	$ 3,871,112
Intangible assets, net	$ 4,459,887	$ 4,493,316

As of September 30, 2006, management contracts are being amortized over a weighted-average remaining life of 11 years. Estimated amortization expense for each of the next five fiscal years is as follows:

Remaining 2007	$ 33,468
2008	57,231
2009	54,974
2010	54,638
2011	54,636
Thereafter	333,439
Total	$ 588,386

The increase in the carrying value of goodwill for the six months ended September 30, 2006 is summarized below (see Note 3 for discussion of contractual acquisition payments and acquisition related costs):

Balance, beginning of period	$ 2,303,799
Acquisition related costs	52,493
Contractual acquisition costs	86,168
Other, including changes in foreign exchange rates	(11,529)
Balance, end of period	$ 2,430,931

7. Long-Term Debt

Long-term debt as of September 30, and March 31, 2006 consists of the following:

	September 30, 2006			March 31, 2006
	Current Accreted Value	Unamortized Discount	Maturity Amount	Current Accreted Value
6.75% senior notes	$ 424,714	$ 286	$ 425,000	$ 424,632
Zero-coupon contingent convertible senior notes	—	—	—	32,861
5-year term loan	700,000	—	700,000	700,000
3-year term loan	12,166	—	12,166	15,776
Third party distribution financing	796	—	796	—
Other term loans	27,704	—	27,704	29,691
Subtotal	1,165,380	286	1,165,666	1,202,960
Less: current portion	4,114	—	4,114	36,883
Total	$ 1,161,266	$ 286	$1,161,552	$ 1,166,077

During the three months ended June 30, 2006, all remaining zero-coupon contingent convertible senior notes were converted into 756 shares of common stock.

In connection with the CAM transaction, on November 23, 2005, Legg Mason entered into an unsecured 5-year floating-rate credit agreement in an amount not to exceed $300 million.  As a result of the final post-closing payment being made from available cash (see Note 3), this agreement was not drawn upon and has terminated in accordance with its terms.

On July 31, 2006, Permal entered into a four-year $90 million agreement with a financial institution to finance, on a non-recourse basis, commissions to be paid to financial intermediaries in connection with future sales of certain share classes of proprietary funds.  The outstanding balance at September 30, 2006 is $796, for which repayment and fees are based on the average assets under management of the respective funds.

As of September 30, 2006, the aggregate maturities of long-term debt (current accreted value of $1,165,380) based on the contractual terms, are as follows:

Remaining 2007	$ 2,035
2008	4,206
2009	441,566
2010	4,602
2011	703,099
Thereafter	10,158
Total	$ 1,165,666

Interest Rate Swap

As of September 30, 2006, an unrealized gain of $888, net of tax of $630, on the market value of the $400 million, 3-year amortizing variable to fixed interest rate swap (“Swap”) that matures December

1, 2008 has been reflected in Other comprehensive income. All of the estimated unrealized gain included in Other comprehensive income as of September 30, 2006 is expected to be reclassified to income within the next twelve months. The actual amount will vary as a result of changes in market conditions. On a quarterly basis, Legg Mason assesses the effectiveness of this cash flow hedge by confirming that payments and the balance of the liability hedged match the Swap.

8. Stock-Based Compensation

Legg Mason’s stock-based compensation includes stock options, an employee stock purchase plan, restricted stock awards and deferred compensation payable in stock. Under its stock compensation plans, Legg Mason issues stock options to officers, key employees and non-employee members of the Board of Directors.

Grants under Legg Mason stock compensation plans are generally for newly issued shares.  At September 30, 2006, 24 million shares were authorized to be issued under Legg Mason’s equity incentive stock plans.  Options under Legg Mason’s employee stock plans have been granted at prices not less than 100% of the market value at the date of grant. Options are generally exercisable in equal increments over 3 to 5 years and expire within 5 to 10 years from the date of grant.  Restricted stock awards generally vest over 2 to 4 years.

Compensation expense for continuing operations relating to stock options, the stock purchase plan and deferred compensation for the three months ended September 30, 2006 and 2005 was $5,917 and $2,844, respectively, and for the six months ended September 30, 2006 and 2005 was $11,577 and $4,073, respectively.  The related income tax benefit for the three months ended September 30, 2006 and 2005 was $2,219 and $837, respectively, and for the six months ended September 30, 2006 and 2005 was $4,127 and $1,533, respectively.  The effect of adopting SFAS No. 123 (R) on net income for the three and six months ended September 30, 2006 was a reduction of $308 and $1,242, respectively.

The following tables reflect pro forma results for the three and six months ended September 30, 2005 as if compensation expense associated with all applicable option grants (regardless of grant date), the stock purchase plan and deferred compensation were recognized over the vesting period:

Continuing Operations	Three months ended September 30, 2005	Six months ended September 30, 2005
Income from continuing operations, net of taxes	$ 92,135	$ 181,275
Add: stock-based compensation included in reported net earnings, net of taxes	2,007	2,540
Less: stock-based compensation determined under fair value based method, net of taxes	(2,676)	(5,096)
Pro forma income from continuing operations	$ 91,466	$ 178,719
Earnings per share:
As reported:
Basic	$ 0.82	$ 1.64
Diluted	0.75	1.49
Pro forma:
Basic	$ 0.82	$ 1.62
Diluted	0.75	1.47

Discontinued Operations	Three months ended September 30, 2005	Six months ended September 30, 2005
Income from discontinued operations, net of taxes	$ 28,901	$ 52,536
Add: stock-based compensation included in reported net earnings, net of taxes	644	1,447
Less: stock-based compensation determined under fair value based method, net of taxes	(1,277)	(3,413)
Pro forma income from discontinued operations	$ 28,268	$ 50,570
Earnings per share:
As reported:
Basic	$ 0.26	$ 0.48
Diluted	0.24	0.43
Pro forma:
Basic	$ 0.25	$ 0.46
Diluted	0.23	0.41

Consolidated Operations	Three months ended September 30, 2005	Six months ended September 30, 2005
Net income, as reported	$ 121,036	$ 233,811
Add: stock-based compensation included in reported net earnings, net of taxes	2,651	3,987
Less: stock-based compensation determined under fair value based method, net of taxes	(3,953)	(8,509)
Pro forma net earnings	$ 119,734	$ 229,289
Earnings per share:
As reported:
Basic	$ 1.08	$ 2.12
Diluted	0.99	1.92
Pro forma:
Basic	$ 1.07	$ 2.08
Diluted	0.98	1.88

Stock option transactions under the plans during the six months ended September 30, 2006 and 2005 respectively, are summarized below:

	Six Months Ended September 30,
	2006		2005
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Options outstanding at March 31	6,370	$ 43.56	10,113	$ 30.42
Granted	396	98.05	557	108.29
Exercised	(630)	26.76	(2,262)	28.38
Canceled/forfeited	(23)	54.10	(103)	38.00
Options outstanding at September 30	6,113	$ 48.77	8,305	$ 36.13

The total intrinsic value of options exercised during the six months ended September 30, 2006 and 2005 was $42,612 and $161,862, respectively.

The following information summarizes Legg Mason’s stock options outstanding at September 30, 2006:

Exercise Price Range	Option Shares Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Life (in years)
$19.17–$ 25.00	1,347	$20.16	2.0
25.01– 32.00	1,045	27.75	2.9
32.01– 40.00	1,631	33.79	2.2
40.01– 132.18	2,090	89.43	6.5

At September 30, 2006, options were exercisable on 4,349 shares with an aggregate intrinsic value of $147,259 and the weighted-average exercise price was $33.86.  The following information summarizes Legg Mason’s stock options exercisable at September 30, 2006:

Exercise Price Range	Option Shares Exercisable	Weighted-Average Exercise Price Per Share
$19.17–$ 25.00	1,347	$20.16
25.01– 32.00	842	28.08
32.01– 40.00	1,625	33.79
40.01– 132.18	535	77.62

Stock options exercisable at September 30, 2006 have a weighted-average remaining contractual life of 2.7 years.

A summary of unvested stock options under Legg Mason’s equity incentive plans for the six months ended September 30, 2006 follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Shares unvested at March 31, 2006	2,241	$ 29.17
Granted	396	32.27
Vested (1)	(856)	22.80
Canceled/forfeited	(17)	21.63
Shares unvested at September 30, 2006	1,764	$ 33.03
(1) Generally, vesting occurs in July of each year.

Unamortized compensation cost related to unvested options at September 30, 2006 was $50,804 and is expected to be recognized over a weighted-average period of 2.6 years.

Legg Mason also has an equity plan for non-employee directors that replaced its stock option plan for non-employee directors during fiscal 2006. Under the equity plan, directors may elect to receive compensation in the form of shares of stock, options to acquire shares of stock or restricted stock units. Options granted under either plan are immediately exercisable at a price equal to the market value of the shares on the date of grant and have a term of not more than ten years. Shares, options, and restricted stock units issuable under the equity plan are limited to 625 shares in aggregate, of which 68 shares have been issued.  At September 30, 2006, there are 447 stock options and 7 restricted stock units currently outstanding under both plans.

Cash received from exercises of stock options under Legg Mason’s equity incentive plans was $14,839 and $55,016 for the six months ended September 30, 2006 and 2005, respectively.  The tax benefit expected to be realized for the tax deductions from these option exercises totaled $8,466 and $40,604 for the six months ended September 30, 2006 and 2005, respectively.  The 2005 amounts include allocations to discontinued operations.

The weighted average fair value of option grants of $33.13 and $35.45 per share for the six months ended September 30, 2006 and 2005, respectively, is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six months ended September 30,

	2006	2005
Expected dividend yield	0.79%	0.80%
Risk-free interest rate	5.01%	3.92%
Expected volatility	31.99%	37.74%
Expected lives (in years)	4.85	5.98

Effective with grants made in the quarter ended December 31, 2005, Legg Mason estimates expected volatility with equal weighting to both implied and historical measures.  Prior to the quarter ended December 31, 2005, Legg Mason estimated volatility using only historical measures.

Legg Mason has a qualified Employee Stock Purchase Plan covering substantially all U.S. employees. Shares of common stock are purchased in the open market on behalf of participating employees, subject to a 4.5 million total share limit under the Plan. Purchases are made through payroll deductions and

Legg Mason provides a 10% contribution towards purchases, which is charged to earnings. During the six months ended September 30, 2006, approximately 20 shares have been purchased in the open market on behalf of participating employees.

During the six months ended September 30, 2006 and 2005, Legg Mason granted 76 and 143 shares of restricted common stock, respectively, at a weighted average market value of $122.23 and $79.35, respectively, per share. The restricted stock awards were non-cash transactions. In the three months ended September 30, 2006 and 2005, Legg Mason recognized $4,456 and $387, respectively, in compensation expense for restricted stock awards related to continuing operations and in the six months ended September 30, 2006 and 2005, Legg Mason recognized $7,721 and $691, respectively, in compensation expense related to continuing operations.  Compensation expense for restricted stock awards related to discontinued operations for the three and six month periods ended September 30, 2005 was $1,349 and $2,427, respectively.  The tax benefit expected to be realized for the tax deductions from restricted stock totaled $501 and $1,423 for the six months ended September 30, 2006 and 2005, respectively.  Unamortized compensation cost related to unvested restricted stock awards for 447 shares not yet recognized at September 30, 2006 was $41,896 and is expected to be recognized over a weighted-average period of 2.3 years.

In addition, deferred compensation payable in shares of Legg Mason common stock has been awarded to certain employees in an elective plan.  Vesting is immediate and the plan provides for discounts of up to 10% on contributions and dividends.  There is no limit on the number of shares authorized to be issued under the plan.

9. Commitments and Contingencies

We lease office facilities and equipment under non-cancelable operating leases and also have multi-year agreements for certain services. These leases and service agreements expire on varying dates through fiscal 2025. Certain leases provide for renewal options and contain escalation clauses providing for increased rentals based upon maintenance, utility and tax increases.  During the quarter ended September 30, 2006, we entered into a lease agreement for office space located in New York, to be used by ClearBridge Advisors and Western Asset Management Company.  The premises, totaling approximately 200,000 square feet, have an initial base rent of approximately $17.5 million per year, which will begin February 2007.  The agreement provides for an initial term of 16 years with the right to renew for either an additional 10-year term or for two 5-year terms.

As of September 30, 2006, the minimum annual aggregate rentals are as follows:

Remaining 2007	$ 44,244
2008	89,274
2009	92,953
2010	80,428
2011	63,144
Thereafter	482,183
Total	$ 852,226

The minimum rental commitments shown above have not been reduced by $17,965 for minimum sublease rental payments to be received in the future under non-cancelable subleases.

As of September 30, 2006, Legg Mason had commitments to invest $39,378 in limited partnerships that make private investments. These commitments will be funded as required through the end of the respective investment periods ranging from fiscal 2007 to 2011.

As of September 30, 2006, Legg Mason has contingent payment obligations related to acquisitions. These payments are payable through fiscal 2012 and will not exceed $625,045.

In the normal course of business, Legg Mason enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. Legg Mason’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against Legg Mason that have not yet occurred.

Legg Mason has been the subject of customer complaints and has also been named as a defendant in various legal actions arising primarily from securities brokerage, asset management and investment banking activities, including certain class actions, which primarily allege violations of securities laws and seek unspecified damages, which could be substantial. Legg Mason is also involved in governmental and self-regulatory agency inquiries, investigations and proceedings. In the Citigroup transaction, Legg Mason transferred to Citigroup the subsidiaries that constituted its PC/CM businesses, thus transferring the entities that would have primary liability for most of the customer complaint, litigation and regulatory liabilities and proceedings arising from those businesses. However, as part of that transaction, Legg Mason agreed to indemnify Citigroup for most customer complaint, litigation and regulatory liabilities of Legg Mason’s former PC/CM businesses that result from pre-closing events. Similarly, although Citigroup transferred to Legg Mason the entities that would be primarily liable for most customer complaint, litigation and regulatory liabilities and proceedings of the CAM business, Citigroup has agreed to indemnify Legg Mason for most customer complaint, litigation and regulatory liabilities of the CAM business that result from pre-closing events. In accordance with SFAS No. 5 “Accounting for Contingencies,” Legg Mason has established provisions for estimated losses from pending complaints, legal actions, investigations and proceedings. While the ultimate resolution of these matters cannot be currently determined, in the opinion of management, after consultation with legal counsel, Legg Mason does not believe that the resolution of these actions will have a material adverse effect on Legg Mason’s financial condition. However, the results of operations could be materially affected during any period if liabilities in that period differ from Legg Mason’s prior estimates, and Legg Mason’s cash flows could be materially affected during any period in which these matters are resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period to period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution or insurance reimbursement.

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

In October 2006, Legg Mason and several of its officers, former officers and directors were named as defendants in two related civil actions.  The actions allege that the defendants violated the Securities Exchange Act of 1934 by making misleading statements to the public and omitting certain material facts with respect to the acquisition of the CAM business in order to artificially inflate the price of Legg Mason common stock. Legg Mason intends to defend the actions vigorously. Legg Mason cannot accurately predict the eventual outcome of these actions at this point, or whether they will have a material adverse effect on Legg Mason.

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

The following table presents the computations of basic and diluted EPS:

	Three months ended September 30,
	2006		2005
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	141,229	141,229	111,682	111,682
Potential common shares:
Employee stock options	-	2,533	-	6,466
Shares related to deferred compensation	-	34	-	1,024
Shares issuable upon conversion of senior notes	-	-	-	4,272
Shares issuable upon payment of contingent consideration	-	435	-	-
Total weighted average diluted shares	141,229	144,231	111,682	123,444
Income from continuing operations	$ 143,676	$ 143,676	$ 92,135	$ 92,135
Interest expense on convertible senior notes, net of tax	-	-	-	743
Income from continuing operations, as adjusted	143,676	143,676	92,135	92,878
Income from discontinued operations, net of tax	-	-	28,901	28,901
Net income	$ 143,676	$ 143,676	$ 121,036	$ 121,779
Net Income per share:
Continuing operations	$ 1.02	$ 1.00	$ 0.82	$ 0.75
Discontinued operations	-	-	0.26	0.24
	$ 1.02	$ 1.00	$ 1.08	$ 0.99

	Six months ended September 30,
	2006		2005
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	140,728	140,728	110,251	110,251
Potential common shares:
Employee stock options	-	2,767	-	6,579
Shares related to deferred compensation	-	44	-	980
Shares issuable upon conversion of senior notes	-	268	-	4,994
Shares issuable upon payment of contingent consideration	-	401	-	-
Total weighted average diluted shares	140,728	144,208	110,251	122,804
Income from continuing operations	$ 299,711	$ 299,711	$ 181,275	$ 181,275
Interest expense on convertible senior notes, net of tax	-	84	-	1,747
Income from continuing operations, as adjusted	299,711	299,795	181,275	183,022
Income from discontinued operations, net of tax	-	-	52,536	52,536
Net income	$ 299,711	$ 299,795	$ 233,811	$ 235,558
Net Income per share:
Continuing operations	$ 2.13	$ 2.08	$ 1.64	$ 1.49
Discontinued operations	-	-	0.48	0.43
	$ 2.13	$ 2.08	$ 2.12	$ 1.92

Options to purchase 1,465 and 524 shares for the three months ended September 30, 2006 and 2005, respectively, and 1,091 and 524 shares for the six months ended September 30, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average price of the common shares for the period.

Basic and diluted earnings per share for the three and six months ended September 30, 2006 and 2005 include all vested shares of phantom stock related to Legg Mason’s deferred compensation plans. Diluted earnings per share for the same periods also include unvested shares of phantom stock related to those plans unless the shares are deemed antidilutive.  Unvested shares of phantom stock for the three months ended September 30, 2006 and 2005 of 404 and 318, respectively, and for the six months ended September 30, 2006 and 2005 of 396 and 363, respectively, were deemed antidilutive and therefore excluded from the computation of diluted earnings per share.

11. Business Segment Information

Legg Mason continues to integrate and organize its ongoing operations following the consummation of the Citigroup transaction and the Permal acquisition. While much of the integration is complete, Legg Mason is still in the process of determining an appropriate method of allocating costs, primarily marketing, distribution and overhead, to determine profitability of the business divisions. Legg Mason expects this process to be completed by the end of fiscal 2007.  Until then, Legg Mason is managing its continuing operations as a single comprehensive Asset Management business with three divisions: Managed Investments (formerly referred to as Mutual Funds/Managed Services), Institutional and Wealth Management.   As a result of the transaction with Citigroup as described in Notes 3 and 4, the former Private Client and Capital Markets businesses are reported as discontinued operations.

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

Results by geographic region are as follows:

	Three Months		Six Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Operating Revenues:
United States	$ 788,768	$ 428,567	$1,593,143	$ 829,855
United Kingdom	187,340	31,532	364,787	62,045
Other	54,577	6,289	110,975	12,174
Total	$1,030,685	$ 466,388	$2,068,905	$ 904,074

Income from Continuing Operations before Income Tax Provision and Minority Interests:
United States	$ 184,837	$ 138,422	$ 381,949	$ 270,395
United Kingdom	49,341	9,880	94,722	20,280
Other	4,564	(595)	15,054	(857)
Total	$ 238,742	$ 147,707	$ 491,725	$ 289,818

Intangible assets, net and goodwill by geographic region are as follows at September 30, and March 31, 2006:

	September 30, 2006	March 31, 2006
Intangible Assets, Net and Goodwill:
United States	$ 5,468,843	$ 5,364,786
United Kingdom	1,223,977	1,232,697
Other	197,998	199,632
Total	$ 6,890,818	$ 6,797,115

Discontinued Operations

Financial results of discontinued operations’ businesses were as follows:

	Three Months Ended	Six Months Ended
	September 30, 2005	September 30, 2005
Net Revenues:
Private Client	$ 189,868	$ 377,191
Capital Markets	63,548	126,735
	253,416	503,926
Reclassification (1)	(48,015)	(95,054)
Total	$ 205,401	$ 408,872

Income before Income Tax Provision:
Private Client	$ 40,823	$ 76,161
Capital Markets	7,032	11,483
Total	$ 47,855	$ 87,644

(1)

Represents distribution fees from proprietary mutual funds, historically reported in Private Client, that have been reclassified to Asset Management as distribution fee revenue, with a corresponding distribution expense, to reflect Legg Mason's continuing role as funds’ distributor.

Results of discontinued operations by geographic region are as follows:

	Three Months Ended	Six Months Ended
	September 30, 2005	September 30, 2005
Net Revenues:
United States	$ 200,192	$ 397,333
United Kingdom	2,083	4,226
Other	3,126	7,313
Total	$ 205,401	$ 408,872

Income before Income Tax Provision:
United States	$ 47,251	$ 86,454
United Kingdom	184	218
Other	420	972
Total	$ 47,855	$ 87,644

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Legg Mason, Inc., a holding company, with its subsidiaries (which collectively comprise “Legg Mason”) is a global asset management firm. Acting through our subsidiaries, we provide investment management and related services to institutional and individual clients, company-sponsored mutual funds and other investment vehicles. We offer these products and services directly and through various financial intermediaries. We have operations principally in the United States of America and the United Kingdom but also have offices in Australia, Bahamas, Brazil, Canada, Chile, Dubai, France, Germany, Hong Kong, Japan, Luxembourg, Poland, Singapore, Spain and Taiwan.

On December 1, 2005, we completed a strategic acquisition to become a pure asset management company in which we transferred our Private Client and Capital Markets businesses (“PC/CM”) to Citigroup Inc. (“Citigroup”) as a portion of the consideration in exchange for substantially all of Citigroup’s asset management business (“CAM”). Prior to the announcement of this transaction, we reported the PC/CM businesses as separate operating segments; however, both businesses are now included in discontinued operations for all periods presented. Effective November 1, 2005, we also purchased Permal Group Ltd. (“Permal”), a global funds-of-hedge funds manager, to expand our global asset management business.  Following the consummation of the CAM and Permal acquisitions and the sale of the PC/CM businesses, we are in the process of reorganizing and assimilating the acquired businesses.  We continue to analyze our methods of allocating costs, especially marketing, distribution and corporate overhead in order to determine profitability of the business divisions.  Until this process is complete, we are managing our continuing operations as a comprehensive Asset Management business with three divisions: Managed Investments (formerly named Mutual Funds/Managed Services), Institutional and Wealth Management. We expect to complete the allocation process by the end of fiscal 2007.

Our financial position and results of operations are materially affected by the overall trends and conditions of the financial markets, particularly in the United States, but increasingly in the other countries in which we operate. Results of any individual period should not be considered representative of future results. Our profitability is sensitive to a variety of factors, including the amount and composition of our assets under management, and the volatility and general level of securities prices and interest rates, among other things. Sustained periods of unfavorable market conditions are likely to affect our profitability adversely. In addition, the diversification of services and products offered, investment performance, access to distribution channels, reputation in the market, attracting and retaining key employees and client relations are significant factors in determining whether we are successful in attracting and retaining clients.  For a further discussion of factors that may affect our results of operations, refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 and Part II, Item 1A in this Report.

Terms such as "we," "us," "our," and "company" refer to Legg Mason.

Business Environment

Despite on-going uncertain geopolitical events, including events in the Middle East and North Korea, the financial environment in which we operated during the six months ended September 30, 2006, although volatile, was generally more favorable, especially for the three months then ended.  The Dow Jones Industrial Average1 and the S&P 5002 were each up 5% for the quarter ended September 30, 2006, and up 5% and 3%, respectively, for the six months ended September 30, 2006, while the Nasdaq

1 Dow Jones Industrial Average is a trademark of Dow Jones & Company, which is not affiliated with Legg Mason.

2 S&P is a trademark of Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., which is not affiliated with Legg Mason.

Composite Index3 was up 4% for the quarter ended September 30, 2006, and down 3% for the six months ended September 30, 2006.  The federal funds rate was last raised by 0.25% on June 29, 2006 to 5.25%.  The U.S. Federal Reserve did not change the federal funds rate during the quarter ended September 30, 2006.

Results of Operations

Since our strategic transaction with Citigroup was announced in June 2005, the results of operations of the PC/CM businesses have been retroactively classified as discontinued operations.  The results of our continuing operations for the three and six months ended September 30, 2006 include the results of CAM and Permal and do not include our discontinued operations.

Net income for the three months ended September 30, 2006 increased from the prior year quarter 19% to $143.7 million from $121.0 million and diluted earnings per share increased 1% to $1.00 from $0.99 despite a 17% increase in the weighted average shares outstanding.  Income from continuing operations totaled $143.7 million, up 56% from the prior year’s quarter and income from continuing operations per diluted share increased 33% to $1.00.  Operating revenues increased to $1.0 billion from $466.4 million, up 121%.  Cash income from continuing operations (see Supplemental Non-GAAP Financial Information that follows) increased to $191.1 million from $104.9 million and cash income from continuing operations per diluted share increased to $1.32 from $0.86, up 82% and 53%, respectively.  The company’s revenues, expenses and earnings all increased primarily as a result of the addition of CAM and Permal. The pre-tax profit margin from continuing operations declined from 31.7% to 23.2% over the prior year period, primarily as a result of the impact of the CAM and Permal acquisitions, principally due to the resulting increase in distribution revenues, of which a substantial portion is passed through to third parties as distribution and servicing expense, a decrease in non-operating income as well as the addition of distribution expenses related to prior periods and lower revenues in a legacy asset manager which generates relatively higher average margins.  The pre-tax profit margin from continuing operations, as adjusted (see Supplemental Non-GAAP Financial Information), declined from 37.5% to 32.4% over the prior year period, primarily as a result of the impact of the acquisition of CAM, a decrease in non-operating income as well as lower revenues in a legacy asset manager which generates relatively higher average margins.  In the prior year’s quarter, income from discontinued operations, net of tax, totaled $28.9 million; diluted earnings per share from discontinued operations were $0.24.

Net income for the six months ended September 30, 2006 increased 28% to $299.7 million from $233.8 million and diluted earnings per share increased to $2.08 from $1.92, up 8%.  Income from continuing operations totaled $299.7 million, up 65% from the prior year’s period and income from continuing operations per diluted share increased 40% to $2.08.  Operating revenues increased to $2.1 billion from $904.1 million, up 129%.  Cash income from continuing operations (see Supplemental Non-GAAP Financial Information) increased to $393.7 million from $205.3 million and cash income from continuing operations per diluted share increased to $2.73 from $1.69, up 92% and 62%, respectively.  The company’s revenues, expenses and earnings all increased as a result of the addition of CAM and Permal.  The pre-tax profit margin from continuing operations declined from 32.1% to 23.8% over the prior year period, primarily as a result of the impact of the CAM and Permal acquisitions, principally due to the resulting increase in distribution revenues, of which a substantial portion is passed through to third parties as distribution and servicing expense, a decrease in non-operating income as well as lower revenues in a legacy asset manager which generates relatively higher average margins.  The pre-tax profit margin from continuing operations, as adjusted (see Supplemental Non-GAAP Financial Information), declined from 38.0% to 32.9% over the prior year period, primarily as a result of the impact of the acquisition of CAM, a decrease in non-operating income as well as lower revenues in a legacy asset manager which generates relatively higher average margins.  In the prior year’s period,

3 Nasdaq is a trademark of the Nasdaq Stock Market, Inc., which is not affiliated with Legg Mason.

income from discontinued operations, net of tax, totaled $52.5 million; diluted earnings per share from discontinued operations were $0.43 in the prior year period.

Compared to the quarter ended June 30, 2006, net income for the September quarter decreased 8% to $143.7 million and diluted earnings per share decreased 7% from $1.08 to $1.00.  Income from continuing operations decreased 8% from the June quarter, primarily as a result of a 1% decrease in operating revenues primarily resulting from a lower level of average equity assets under management during the quarter, which led to reduced revenues from equity funds, and changes in the mix of the company’s mutual fund assets under management during the quarter toward lower revenue-generating fixed income and liquidity assets.  Recent investment performance issues at certain of our key equity asset managers contributed to net client outflows of equity assets during the quarter, which contributed to the changes in the assets under management mix.  In addition, mutual fund distribution expenses that related to prior quarters contributed to the decline in earnings during the quarter.  In the last three months, assets under management increased by $36.7 billion, or 4%, from $854.7 billion at June 30, 2006, primarily as a result of $20.3 billion in market appreciation and $16.4 billion in net client cash inflows.  The net client cash flows resulted from inflows in liquidity and fixed income assets, offset in part by net client outflows in equity assets.  Total compensation and benefits expense declined by $11.3 million during the quarter, as compared with the quarter ended June 30, 2006, primarily reflecting the elimination of certain expenses related to transitioning personnel as part of the integration of the acquired CAM business.

Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005

Assets Under Management

The component changes in our assets under management (in billions) for the quarters ended September 30 were as follows:

	2006	2005
Beginning of period	$ 854.7	$ 399.2
Net client cash flows	16.4	14.0
Market appreciation, net	20.3	6.2
Acquisitions (Dispositions), net	-	(0.9)
End of period	$ 891.4	$ 418.5

Assets under management for the quarter ended September 30, 2006 were $891.4 billion, up $472.9 billion or 113% from the quarter ended September 30, 2005. The acquisitions of CAM and Permal accounted for approximately $426.1 billion at their acquisition dates or 90% of the net increase, with market performance, including currency translation, accounting for $36.2 billion, or 8% of the increase, and net client cash flows accounting for $15.2 billion, or 3%.  In the ordinary course of business, our asset managers will reduce, or waive, the management fees charged, or cap total expenses, for certain products, including liquidity products, for particular time periods to manage investment returns, or for other reasons, and to help attract or retain client assets under management. Our Institutional Asset Management division represented 53% of total assets managed, our Managed Investments division represented 40% and our Wealth Management division represented 7%. Non-U.S. domiciled clients accounted for 29% of total assets under management, which compares with 25% of non-U.S. client assets at September 30, 2005, with the increase primarily due to the acquisition of assets of non-U.S. domiciled clients managed by CAM and Permal.

Our assets under management by division (in billions) as of September 30 were as follows:

		% of		% of
	2006	Total	2005	Total
Managed Investments(1)	$ 355.7	39.9%	$ 77.0	18.4%
Institutional	471.4	52.9	291.6	69.7
Wealth Management	64.3	7.2	49.9	11.9
Total	$ 891.4	100.0%	$ 418.5	100.0%

(1) In the June 2006 quarter, the Mutual Funds/Managed Services division was renamed the Managed Investments division.

CAM’s fixed income and international equity separate account assets under management are included in our Institutional division, while its U.S. equity separate accounts, which are primarily retail in nature, and all proprietary mutual and other fund assets under management, including assets in institutional liquidity funds, are included in our Managed Investments division. Permal’s assets under management, including its fund assets, are included in our Wealth Management division.

Assets under management by asset class (in billions) as of September 30, 2006 and 2005 are as follows:

		% of		% of	%
	2006	Total	2005	Total	Change
Equity	$ 315.6	35.4%	$ 158.8	38.0%	98.7%
Fixed Income	440.8	49.5	251.6	60.1	75.2
Liquidity	135.0	15.1	8.1	1.9	n/m
Total	$ 891.4	100.0%	$ 418.5	100.0%	113.0%
n/m- not meaningful

Our operating revenues by Asset Management division (in millions) for the quarter ended September 30 were as follows:

	2006	2005
Managed Investments (1)	$ 580.0	$ 213.7
Institutional (1)	236.9	161.9
Wealth Management	213.8	90.8
Total	$ 1,030.7	$ 466.4

(1) Quarter ended September 2005 includes a reclassification of approximately $15.4 million from the Institutional division to the Managed Investments division to reflect a change whereby the revenues generated by all proprietary funds, except those managed by Permal, are included in Managed Investments division.

The increase in operating revenues in the Managed Investments and Institutional divisions was primarily due to the acquisition of CAM. The increase in operating revenues in the Wealth Management division was primarily due to the acquisition of Permal, offset in part by decreases at Private Capital Management (“PCM”).

Results of Continuing Operations

Operating Revenues

Revenues from continuing operations in the quarter ended September 30, 2006 were $1.0 billion, up 121% from $466.4 million in the prior year quarter, with over 90% of the increase, resulting from the CAM and Permal acquisitions.

Investment advisory fees from separate accounts increased 46% or $114.2 million to $364.9 million, primarily as a result of the CAM acquisition, which accounted for over 90% of the increase.

Investment advisory fees from funds increased 254% to $490.6 million, with over 90% of the increase attributable to the acquisitions of CAM and Permal.

Distribution and service fees increased 133% to $169.8 million, with approximately 85% of the increase due to the addition of distribution and service fees from CAM.  These fees reflect our continuing role as our proprietary funds’ distributor, with a related distribution expense.  In addition, distribution and service fees from Permal contributed to the increase.

Other operating revenues increased 22% to $5.4 million, primarily due to increased commissions at PCM’s related brokerage, offset in part by changes in contractual arrangements with transfer agents.

Operating Expenses

Total compensation and benefits increased 75% to $368.3 million, primarily as a result of the addition of compensation costs from the acquired businesses and increased revenue share-based incentive expense on higher revenues at certain of our other subsidiaries. Compensation as a percentage of operating revenues was 36% for the quarter ended September 30, 2006, down from 45% in the prior period primarily as a result of lower incentive compensation as a percentage of revenues from the acquired businesses due to the significant portion of fund revenues of these businesses that are passed through to third parties as distribution and servicing expense.

Distribution and servicing expenses increased 305% to $294.3 million, with over 90% of the increase resulting from the addition of the acquired businesses. Communications and technology, occupancy, amortization of intangible assets and other expenses all increased primarily as a result of the addition of expenses related to the CAM acquisition. The increase in other expenses was primarily from professional fees, travel and promotional expenses.

Other Income (Expense)

Interest expense increased $8.1 million to $18.7 million primarily due to the issuance of a $700 million term loan incurred in the CAM acquisition, offset in part by the repayment at maturity of $100 million in senior notes during the March 31, 2006 quarter and the conversion of all of the company’s outstanding zero-coupon contingent convertible senior notes.

Provision for Income Taxes

The provision for income taxes increased 71% to $95.0 million, as a result of the increase in income from continuing operations. The effective tax rate from continuing operations increased to 39.8% from 37.6% in the prior year’s quarter, primarily due to a higher provision for state income taxes as a result of the acquisitions of CAM and Permal, which operate in state and local jurisdictions with higher effective income tax rates.

Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005

Assets Under Management

The component changes in our assets under management (in billions) for the six months ended September 30 were as follows:

	2006	2005
Beginning of period	$ 867.6	$ 374.5
Net client cash flows	9.9	30.3
Market appreciation, net	13.9	14.6
Acquisitions (Dispositions), net	-	(0.9)
End of period	$ 891.4	$ 418.5

Our operating revenues by Asset Management division (in millions) for the six months ended September 30 were as follows:

	2006	2005
Managed Investments (1)	$ 1,181.6	$ 413.1
Institutional (1)	466.9	309.8
Wealth Management	420.4	181.2
Total	$ 2,068.9	$ 904.1

(1) Six months ended September 2005 includes a reclassification of approximately $31.3 million from the Institutional division to the Managed Investments division to reflect a change whereby the revenues generated by all proprietary funds, except those managed by Permal, are included in Managed Investments division.

The increase in operating revenues in the Managed Investments and Institutional divisions was primarily due to the acquisition of CAM. The increase in operating revenues in the Wealth Management division was primarily due to the acquisition of Permal, offset in part by decreases at PCM.

Results of Continuing Operations

Operating Revenues

Revenues from continuing operations in the six months ended September 30, 2006 were $2.1 billion, up 129% from $904.1 million in the prior year six months ended September 30, 2005, with over 90% of the increase resulting from the CAM and Permal acquisitions.

Investment advisory fees from separate accounts increased 50% or $241.7 million to $729.5 million, primarily as a result of the CAM acquisition, which accounted for approximately 90% of the increase.

Investment advisory fees from funds increased 272% to $980.8 million, with over 90% of the increase attributable to the acquisitions of CAM and Permal.

Distribution and service fees increased 145% to $349.4 million, with approximately 83% of the increase primarily due to the addition of distribution and service fees from CAM.  These fees reflect our continuing role as our proprietary funds’ distributor, with a related distribution expense.  In addition, distribution and service fees from Permal contributed to the increase.

Other operating revenues decreased 9% to $9.2 million, primarily due to changes in contractual arrangements with transfer agents.

Operating Expenses

Total compensation and benefits increased 86% to $747.8 million, primarily as a result of the addition of compensation costs from the acquired businesses and increased revenue share-based incentive expense on higher revenues at certain of our other subsidiaries.  Compensation as a percentage of operating revenues was 36% for the six months ended September 30, 2006, down from 44% as a result of lower incentive compensation as a percentage of revenues from the acquired businesses due to the significant portion of fund revenues of these businesses that are passed through to third parties as distribution and servicing expense.

Distribution and servicing expenses increased 306% to $574.8 million, with over 90% of the increase resulting from the addition of the acquired businesses. Communications and technology, occupancy, amortization of intangible assets and other expenses all increased primarily as a result of the addition of expenses related to the CAM acquisition. The increase in other expenses was primarily from travel, promotional costs and professional fees.

The litigation award settlement during the 2005 period reflects the reversal of $8.2 million of charges recorded in fiscal 2004 as a result of the settlement of a civil copyright infringement lawsuit.

Other Income (Expense)

Interest expense increased $14.1 million to $34.9 million primarily due to the issuance of a $700 million term loan incurred in the CAM acquisition, offset in part by the repayment at maturity of $100 million in senior notes during the March 31, 2006 quarter and the conversion of the zero-coupon contingent convertible senior notes.

Provision for Income Taxes

The provision for income taxes increased 77% to $191.9 million, as a result of the increase in income from continuing operations. The effective tax rate from continuing operations increased to 39.0% from 37.5% in the prior year’s six months ended September 30, 2005, primarily due to a higher provision for state income taxes as a result of the acquisitions of CAM and Permal, which operate in state and local jurisdictions with higher effective income tax rates.

Supplemental Financial Information (Non-GAAP Information)

Cash income from continuing operations rose 82% for the quarter ended September 30, 2006 to $191.1 million or $1.32 per diluted share from $104.9 million or $0.86 per diluted share.  The pre-tax profit margin from continuing operations as adjusted for distribution and servicing expense for the quarters ended September 30, 2006 and 2005 was 32% and 38%, respectively.  Cash income from continuing operations rose 92% for the six months ended September 30, 2006 to $393.7 million or $2.73 per diluted share from $205.3 million or $1.69 per diluted share.  The pre-tax profit margin from continuing operations as adjusted for distribution and servicing expense for the six months ended September 30, 2006 and 2005 was 33% and 38%, respectively.

Cash income from continuing operations

As supplemental information, Legg Mason is providing a "non-GAAP" performance measure for "cash income from continuing operations" that management uses as a benchmark in evaluating the operating performance of Legg Mason and its subsidiaries.  We define "cash income from continuing operations" as income from continuing operations, plus amortization and deferred taxes related to intangible assets and stock-based compensation costs.  This measure is provided in addition to income from continuing operations, but is not a substitute for income from continuing operations and may not be comparable to non-GAAP performance measures, including measures of cash earnings or cash income, of other companies.  Legg Mason considers cash income from continuing operations to be useful to investors because it is an important metric in estimating the potential value of a company.

In calculating cash income from continuing operations, we add the after tax impact of the amortization of intangible assets from acquisitions, such as management contracts, to income from continuing operations to reflect the fact that this non-cash expense does not represent an actual decline in the value of the intangible assets.  Deferred taxes on intangible assets, including goodwill, represent the actual tax benefits that are not expected to be realized for GAAP purposes.  Since these deferred tax assets are not realized under GAAP absent an impairment charge or the disposition of the related business, we add them to income from continuing operations in the calculation of cash income from continuing operations.  Stock-based compensation is added back since it is a non-cash expense.  Although depreciation and amortization on fixed assets are non-cash expenses, we do not add these charges in calculating cash income from continuing operations because these charges are related to assets that will ultimately require replacement.  For the calculation of diluted cash income per share from continuing operations, the divisor is the number of total weighted average diluted shares outstanding used in the calculation of diluted earnings per share from continuing operations.

A reconciliation of income from continuing operations to cash income from continuing operations is as follows:

	Three months ended		Period to Period Change
	September 30,
	2006	2005
Income from Continuing Operations	$ 143,676	$ 92,135	55.9%
Amortization of intangible assets, net of tax	10,470	3,645	187.2
Deferred income taxes on intangible assets	30,742	6,973	340.9
Stock-based compensation, net of tax(1)	6,200	2,195	182.5
Cash Income from Continuing Operations	$ 191,088	$ 104,948	82.1

Income from Continuing Operations per Diluted Share	$ 1.00	$ 0.75	33.3
Amortization of intangible assets	0.07	0.03	133.3
Deferred income taxes on intangible assets	0.21	0.06	250.0
Stock-based compensation	0.04	0.02	100.0
Cash Income per Diluted Share	$ 1.32	$ 0.86	53.5

	Six months ended		Period to Period Change
	September 30,
	2006	2005
Income from Continuing Operations	$ 299,711	$ 181,275	65.3%
Amortization of intangible assets, net of tax	20,949	7,311	186.5
Deferred income taxes on intangible assets	61,481	13,943	340.9
Stock-based compensation, net of tax(1)	11,534	2,805	311.2
Cash Income from Continuing Operations	$ 393,675	$ 205,334	91.7

Income from Continuing Operations per Diluted Share	$ 2.08	$ 1.49	39.6
Amortization of intangible assets	0.14	0.06	133.3
Deferred income taxes on intangible assets	0.43	0.12	258.3
Stock-based compensation	0.08	0.02	300.0
Cash Income per Diluted Share	$ 2.73	$ 1.69	61.5

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

Pre-tax profit margin from continuing operations, as adjusted

We believe that pre-tax profit margin from continuing operations adjusted for distribution and servicing expense is a useful measure of our performance because it indicates what our margins would have been without the distribution revenues that are passed through to third parties as a direct cost of selling our products, and thus shows the effect of these revenues on our margins.  This measure is provided in addition to the company's pre-tax profit margin from continuing operations calculated under GAAP, but is not a substitute for calculations of margin under GAAP and may not be comparable to non-GAAP performance measures, including measures of adjusted margins, of other companies.

A reconciliation of pre-tax profit margin from continuing operations adjusted for distribution and servicing expense is as follows:

	Three months ended
	September 30,
	2006	2005
Operating Revenues, GAAP basis	$ 1,030,685	$ 466,388
Less:
Distribution and servicing expense	294,267	72,728
Operating Revenues, as adjusted	$ 736,418	$ 393,660

Income from Continuing Operations before Income Tax Provision and Minority Interests	$ 238,742	$ 147,707

Pre-tax profit margin, GAAP basis	23.2%	31.7%
Pre-tax profit margin, as adjusted	32.4	37.5

	Six months ended
	September 30,
	2006	2005
Operating Revenues, GAAP basis	$ 2,068,905	$ 904,074
Less:
Distribution and servicing expense	574,818	141,574
Operating Revenues, as adjusted	$ 1,494,087	$ 762,500

Income from Continuing Operations before Income Tax Provision and Minority Interests	$ 491,725	$ 289,818

Pre-tax profit margin, GAAP basis	23.8%	32.1%
Pre-tax profit margin, as adjusted	32.9	38.0

Results of Discontinued Operations

Income from discontinued operations, net of tax, for the quarter ended September 30, 2005 was $28.9 million. Diluted earnings per share from discontinued operations in that quarter was $0.24.  Income from discontinued operations, net of tax, for the six months ended September 30, 2005 was $52.5 million and diluted earnings per share from discontinued operations was $0.43.

Liquidity and Capital Resources

The primary objective of our capital structure and funding practices is to appropriately support Legg Mason’s business strategies and to provide needed liquidity at all times, including maintaining required capital in certain subsidiaries. Liquidity and the access to liquidity is important to the success of our ongoing operations. For a further discussion of our principal liquidity and capital resources policies, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Our assets from continuing operations consist primarily of intangible assets, goodwill, cash and cash equivalents and investment advisory fee receivables. Our assets are principally funded by equity capital and long-term debt.

During the quarter ended September 30, 2006, we paid the former owners of PCM the maximum fifth anniversary payment of $300 million, which was accrued as a liability, with a corresponding increase to goodwill at March 31, 2006.  In addition, a post-closing purchase price adjustment of $86.2 million was paid to Citigroup in September 2006 based on the retention of certain assets under management acquired in the CAM acquisition.  We funded both of these obligations with cash from operations.  Since the CAM contingent payment was paid from available cash, the unsecured 5-year, $300 million floating-rate credit agreement that we had entered to fund this obligation terminated in accordance with its terms.

During the quarter ended June 30, 2006, all of the remaining approximately $65 million principal amount at maturity of senior convertible notes were converted into 756 thousand shares of common stock.

At September 30, 2006, our total assets and stockholders’ equity were $9.3 billion and $6.2 billion, respectively. During the six months ended September 30, 2006, cash and cash equivalents decreased from $1.02 billion at March 31, 2006 to $1.01 billion at September 30, 2006.  Cash flows from operating activities provided $463.2 million, primarily attributable to net income.  Cash flows from investing activities used $428.2 million, primarily attributable to contractual obligation payments for PCM and CAM, payments for fixed assets, and acquisition related costs, offset in part by sales of investments.  Financing activities used $48.5 million, primarily due to the payment of cash dividends and a portion of short-term borrowings.

During the six months ended September 30, 2006, we paid cash dividends of $50.3 million.  The cash dividends paid during the six months ended September 30, 2005 of $53.2 million included amounts for three quarterly dividends due to the timing of when the cash was transferred. On October 17, 2006, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.21 per share.  In addition, the holders of 8.3902 non-voting participating preferred shares will receive a quarterly dividend of $210,000 per preferred share.

On September 21, 2006, Moody’s Investor Service upgraded the rating on our senior, unsecured debt to A2 from A3.  The company’s Standard & Poor’s senior, unsecured debt rating is BBB+.

Contractual Obligations and Contingent Payments

We have contractual obligations to make future payments in connection with our short and long-term debt and non-cancelable lease agreements. In addition, we may be required to make contingent payments under business purchase agreements if certain future events occur.

The following table sets forth these contractual and contingent obligations by fiscal year as of September 30, 2006, unless otherwise noted:

(In millions)	Remaining 2007	2008	2009	2010	2011	Thereafter	Total
Contractual Obligations
Short-term borrowings by contract maturity	$ 62.0	$ —	$ —	$ —	$ —	$ —	$ 62.0
Long-term borrowings by contract maturity	2.0	4.2	441.6	4.6	703.1	10.2	1,165.7
Coupon interest on long-term borrowings(1)	37.7	71.2	55.6	39.0	18.6	2.1	224.2
Minimum rental commitments(2)	44.2	89.3	93.0	80.4	63.1	482.2	852.2
Total Contractual Obligations	145.9	164.7	590.2	124.0	784.8	494.5	2,304.1
Contingent Obligations:
Contingent payments related to business acquisitions(3)	12.0	252.0	7.5	293.5	—	60.0	625.0
Total Contractual and Contingent Obligations(4)	$ 157.9	$ 416.7	$ 597.7	$ 417.5	$ 784.8	$ 554.5	$2,929.1

 (1)

Coupon interest on floating rate long-term debt is based on rates outstanding at September 30, 2006.

(2)

Rental commitments include approximately $17.5 per year for New York office space commencing in November 2007 pursuant to a lease executed during the quarter.

(3)

The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of business purchase agreements.

(4)

The table above does not include approximately $39.4 in capital commitments to investment partnerships in which Legg Mason is a limited partner. These obligations will be funded, as required, through the end of the commitment periods that range from fiscal 2007 to 2011.

Restructuring Charges

Following the acquisition of CAM, we formulated plans to re-align our mutual fund complex, particularly funds acquired as part of the CAM business. As part of the fund realignment, certain domestic funds are being merged with funds of similar strategy and certain funds have been or are being re-domiciled or liquidated, subject to approval by the Boards of Directors of the funds or fund shareholders.  During the six months ended September 30, 2006, we accrued costs associated with these plans, which primarily include proxy solicitation, including printing and mailing, termination payments to funds’ directors, and legal and accounting costs, of approximately $43.0 million, of which $11.7 million has been paid to date.  In addition, following the acquisition of CAM, we began an evaluation of excess office space in several geographic regions resulting from staff reductions and business integration.  During the six months ended September 30, 2006, we recognized a liability of $7.7 million for an early lease termination and the future commitment for unused office space.  The costs for mutual fund realignment and excess office space are associated with integration of the acquired CAM business; therefore, such costs are reflected as additional goodwill.  We expect to recognize additional liabilities (and goodwill) as we complete the fund realignment and our evaluation of the remaining office locations acquired in the acquisition. We expect all of these costs to be paid through the first quarter of fiscal year 2008.  Involuntary termination payments of $4.4 million were made during the six months ended September 30, 2006.

Critical Accounting Policies

Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding the reported results of operations and the financial position of Legg Mason. Certain critical accounting policies require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements. Due to their nature, estimates involve judgment based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on our consolidated financial statements.  During the six months ended September 30, 2006, there were no material changes to the matters discussed under the heading "Critical Accounting Policies" in Part II, Item 7 of Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2006; however, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No.123 (R), “Share-Based Payment” as described in Note 2 of Notes to the Consolidated Financial Statements for the six months ended September 30, 2006.

Recent Accounting Developments

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), in July 2006.  FIN 48 clarifies previously issued FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and a measurement attribute in financial statements for tax positions taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, interim accounting, disclosure and transition and is effective for fiscal year 2008.  Legg Mason is evaluating the provisions of FIN 48 and cannot currently estimate the impact, if any, of adopting FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), to provide a consistent definition of fair value and establish a framework for measuring fair value in generally accepted accounting principles.  SFAS 157 has additional disclosure requirements and is effective for fiscal year 2009.  Legg Mason is evaluating the adoption of SFAS 157 and cannot estimate the impact, if any, on its consolidated financial statements at this time.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”).  SFAS 158 requires an employer that is a business entity that sponsors one or more single-employer defined benefit plans to recognize the funded status of its plans on its balance sheet as of the balance sheet date.  SFAS 158 also requires gains or losses and prior service costs or credits that are not components of net periodic benefit costs to be cycled through other comprehensive income until recognized as net periodic benefit cost.  SFAS 158 has additional disclosure requirements and must be adopted by Legg Mason by March 31, 2007.  The adoption of SFAS 158 is not expected to have a significant impact on Legg Mason’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accountant Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”  (“SAB 108”) to eliminate diversity in how registrants quantify financial statement misstatements.  Prior to SAB 108, registrants have used one of two widely recognized methods to quantify financial statement misstatements: the “rollover” method or the “iron curtain” method.  The iron curtain method quantifies uncorrected misstatements based on the effects of correcting the misstatements existing in the balance sheet in the current year, irrespective of the year of origination of the misstatement.  The rollover method quantifies uncorrected misstatements based on the amount of misstatements originating in the current year income statement and ignores the effects of correcting the portion relating to balance sheet misstatements from prior years.    SAB 108 requires that a registrant consider both the iron curtain and rollover methods when evaluating uncorrected misstatements.  As such, uncorrected misstatements previously deemed to be immaterial under one method, may now be material under the new “dual approach” and require correction in the current year financial statements.  SAB 108 has additional disclosure requirements and must be adopted by Legg Mason by March 31, 2007.  Legg Mason is evaluating its adoption of SAB 108, but does not anticipate any impact on its consolidated financial statements.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

During the quarter ended September 30, 2006, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Item 4.    Controls and Procedures

As of September 30, 2006, Legg Mason’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason’s disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason’s management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason’s disclosure controls and procedures were effective on a reasonable assurances basis.  There have been no changes in Legg Mason’s internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, Legg Mason’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.    Legal Proceedings

In October 2006, Legg Mason, Inc. and several of its officers, former officers and directors were named as defendants in two related civil actions filed in the U.S. District Court for the Southern District of New York.  The complaints allege that the defendants violated the Securities Exchange Act of 1934 by making misleading statements to the public and omitting certain material facts with respect to the acquisition of the Citigroup asset management business in order to artificially inflate the price of Legg Mason common stock.  The complaints seek certification of a class of shareholders who purchased Legg Mason stock between June 24, 2005 and July 25, 2006 and seek unspecified damages.  Legg Mason intends to defend the actions vigorously.  Legg Mason cannot accurately predict the eventual outcome of these actions at this point, or whether they will have a material adverse effect on Legg Mason.

Item 1A.    Risk Factors

The following are updates to the risk factors set forth in our Report on Form 10-K for the fiscal year ended March 31, 2006.

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

•

our ability to attract funds from existing and new clients might diminish; or

•

negative absolute investment performance will directly reduce our managed assets.

In addition, in the ordinary course of our business we may reduce or waive investment management fees, or cap total expenses, on certain products or services for particular time periods to manage investment returns, or for other reasons, and to help retain or increase managed assets.  If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced.  Recently, several of our key equity asset managers have not produced strong investment performance, on a relative and, in some cases, an absolute basis, in certain products or accounts that they manage.  These investment performance issues may have hindered the ability of these asset managers to grow their assets under management and revenues and, in some cases, have contributed to a reduction in their assets under management and revenues.  There can be no assurance as to when, or if, these investment performance issues, or the resulting effects on the managers’ assets under management and revenues, will be resolved.

We May Not Be Able to Continue our Growth

Our operating revenues increased 68.4% and 36.2% in the fiscal years ended March 31, 2006 and 2005, respectively, while over the same periods our diluted earnings per share from continuing operations increased 30.9% and 52.4%. There may be any number of factors that reduce our growth rate, potentially including the acquisition and integration of the CAM business or our increased size resulting from the acquisition.  Based on our operating revenues and earnings per share reported for the first two quarters of fiscal year 2007, our growth rates in fiscal 2007, excluding the impact of acquisitions, will be significantly lower than our recent historical growth rates.  Accordingly, there can be no assurance that in any future period we will be able to grow our business, or that our asset managers will be able to match their recent historical investment or operating performance, at historical levels or at currently anticipated levels.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets out information regarding our purchases of Legg Mason common stock in each month during the quarter ended September 30, 2006:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
July 1, 2006 Through July 31, 2006	16,350	$ 86.13	-	699,200
August 1, 2006 Through August 31, 2006	2,067	87.61	-	699,200
September 1, 2006 Through September 30, 2006	—	—	-	699,200
Total	18,417	$ 86.30	-	699,200

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

Item 4.    Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on July 18, 2006. In the election of directors, the five director nominees were elected with the following votes:

	Votes Cast	For	Withhold
Carl Bildt	119,043,447	117,120,855	1,922,592
John E. Koerner III	119,043,447	110,016,371	9,027,076
Cheryl Gordon Krongard	119,043,447	117,413,292	1,630,155
W. Allen Reed	119,043,447	117,438,075	1,605,372
James E. Ukrop	119,043,447	110,028,825	9,014,622

The stockholders voted in favor of the Amendment of the Legg Mason, Inc. Articles of Incorporation to increase the number of authorized shares of Legg Mason common stock from 250,000,000 to 500,000,000 as follows:

Votes Cast	119,043,447
For	109,156,670
Against	8,709,019
Abstain	1,177,758
Non-Vote	-

The stockholders voted in favor of the re-approval of the Legg Mason, Inc. 1996 Equity Incentive Plan as follows:

Votes Cast	119,043,447
For	100,354,440
Against	17,445,327
Abstain	1,243,680
Non-Vote	-

The stockholders voted in favor of the ratification of the appointment of PricewaterhouseCoopers, LLP as independent registered public accounting firm for the fiscal year ending March 31, 2007 as follows:

Votes Cast	119,043,447
For	116,984,004
Against	874,864
Abstain	1,184,579
Non-Vote	-

Item 5.    Other Information

On July 31, 2006, Legg Mason’s wholly owned subsidiary, Permal Group Ltd., entered into a four-year agreement with a financial institution to finance, on a non-recourse basis, commissions to be paid to financial intermediaries in connection with future sales of certain share classes of proprietary funds.  The maximum amount that may be financed under the agreement is $90 million.

Item 6.    Exhibits

3.1

Articles of Incorporation of Legg Mason (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

3.2       By-laws of Legg Mason as amended and restated April 25, 1988 (incorporated by reference to Legg Mason, Inc.’s Annual Report on Form 10-K for the year ended March 31, 1988)

10

Lease Agreement dated August 16, 2006 between Legg Mason, Inc. and FC Eighth Ave., LLC.

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

LEGG MASON, INC.
(Registrant)

DATE: November 7, 2006	/s/Raymond A. Mason
Raymond A. Mason
Chairman and
Chief Executive Officer

DATE: November 7, 2006	/s/Charles J. Daley, Jr.
Charles J. Daley, Jr.
Senior Vice President,
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

3.1

Articles of Incorporation of Legg Mason (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

3.2       By-laws of Legg Mason as amended and restated April 25, 1988 (incorporated by reference to Legg Mason, Inc.’s Annual Report on Form 10-K for the year ended March 31, 1988)

10

Lease Agreement dated August 16, 2006 between Legg Mason, Inc. and FC Eighth Ave., LLC.

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