Form 10-Q
period 2006-12-31
LEGG MASON INC
filed 2007-02-07
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

131,508,762 shares of common stock and 2,085,222 exchangeable shares as of the close of business on February 2, 2007. The exchangeable shares, which were issued by a subsidiary of the registrant are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting and other rights equivalent to common stock.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months		Nine Months
	ended December 31,		ended December 31,
	2006	2005	2006	2005
Operating Revenues
Investment advisory fees
Separate accounts	$ 367,217	$ 274,180	$ 1,069,485	$ 744,105
Funds	514,065	265,378	1,480,444	520,664
Performance fees	63,103	27,747	104,731	54,095
Distribution and service fees	185,451	114,881	534,869	257,245
Other	3,137	6,803	12,349	16,954
Total operating revenues	1,132,973	688,989	3,201,878	1,593,063
Operating Expenses
Compensation and benefits	413,341	278,715	1,152,410	680,434
Transaction-related compensation	2,479	39,982	11,252	39,982
Total compensation and benefits	415,820	318,697	1,163,662	720,416
Distribution and servicing	303,338	148,451	878,156	290,025
Communications and technology	47,875	22,420	128,035	50,917
Occupancy	27,044	13,002	71,324	28,211
Amortization of intangible assets	17,337	10,520	51,696	22,209
Litigation award settlement	—	—	—	(8,150)
Other	58,165	21,666	153,161	56,387
Total operating expenses	869,579	534,756	2,446,034	1,160,015
Operating Income	263,394	154,233	755,844	433,048
Other Income (Expense)
Interest income	14,291	12,507	43,209	34,211
Interest expense	(18,507)	(12,825)	(53,367)	(33,548)
Other	18,656	14,740	23,873	24,762
Total other income (expense)	14,440	14,422	13,715	25,425
Income from Continuing Operations before
Income Tax Provision and Minority Interests	277,834	168,655	769,559	458,473
Income tax provision	103,652	64,881	295,566	173,424
Income from Continuing Operations before
Minority Interests	174,182	103,774	473,993	285,049
Minority interests, net of tax	(121)	(2,989)	(221)	(2,989)
Income from Continuing Operations	174,061	100,785	473,772	282,060
Income from discontinued operations, net of tax	—	16,076	—	68,612
Gain on sale of discontinued operations, net of tax	572	643,442	572	643,442
Net Income	$ 174,633	$ 760,303	$ 474,344	$ 994,114

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(continued)

(In thousands, except per share amounts)

(Unaudited)

	Three Months		Nine Months
	ended December 31,		ended December 31,
	2006	2005	2006	2005
Net Income per Share
Basic:
Income from continuing operations	$ 1.23	$ 0.83	$ 3.36	$ 2.47
Income from discontinued operations	—	0.13	—	0.60
Gain on sale of discontinued operations	—	5.27	—	5.64
	$ 1.23	$ 6.23	$ 3.36	$ 8.71

Diluted:
Income from continuing operations	$ 1.21	$ 0.77	$ 3.29	$ 2.27
Income from discontinued operations	—	0.12	—	0.55
Gain on sale of discontinued operations	—	4.91	—	5.13
	$ 1.21	$ 5.80	$ 3.29	$ 7.95

Weighted Average Number of Shares Outstanding:
Basic	141,422	121,999	140,960	114,181
Diluted	144,317	131,142	144,243	125,281

Dividends Declared per Share	$ 0.21	$ 0.18	$ 0.60	$ 0.51

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	December 31, 2006	March 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$ 1,072,013	$ 1,023,470
Receivables:
Investment advisory and related fees	587,629	560,407
Other	265,665	289,433
Investment securities	211,796	142,206
Deferred income taxes	55,767	60,135
Other	112,358	51,080
Total current assets	2,305,228	2,126,731
Investment securities	30,940	26,272
Fixed assets, net	201,641	182,609
Intangible assets, net	4,444,847	4,493,316
Goodwill	2,417,822	2,303,799
Other	135,631	169,763
Total Assets	$ 9,536,109	$ 9,302,490
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued compensation	$ 533,645	$ 586,899
Short-term borrowings	-	83,227
Current portion of long-term debt	4,160	36,883
Contractual acquisition payable	-	300,000
Payables for distribution and servicing	167,895	135,607
Other	518,191	455,090
Total current liabilities	1,223,891	1,597,706
Deferred compensation	139,374	97,101
Deferred income taxes	453,095	392,009
Other	185,626	199,481
Long-term debt	1,158,500	1,166,077
Total Liabilities	3,160,486	3,452,374
Commitments and Contingencies (Note 9)
Stockholders’ Equity
Common stock, par value $.10; authorized 500,000,000 shares; issued 131,407,019 shares and 129,709,847 shares, respectively	13,141	12,971
Preferred stock, par value $10; authorized 4,000,000 shares; 8.39 shares outstanding	—	—
Shares exchangeable into common stock	5,256	5,720
Additional paid-in capital	3,354,594	3,235,583
Employee stock trust	(42,728)	(45,924)
Deferred compensation employee stock trust	42,728	45,924
Retained earnings	2,970,235	2,580,898
Accumulated other comprehensive income, net	32,397	14,944
Total Stockholders’ Equity	6,375,623	5,850,116
Total Liabilities and Stockholders’ Equity	$ 9,536,109	$ 9,302,490

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months		Nine Months
	ended December 31,		ended December 31,
	2006	2005	2006	2005
Net Income	$ 174,633	$ 760,303	$ 474,344	$ 994,114
Other comprehensive income gains (losses):
Foreign currency translation adjustment	8,593	1,254	17,858	(2,997)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses), net of tax (expense) benefit of $33, $62, $(9) and $46, respectively	(42)	(93)	27	(72)
Reclassification adjustment for (gains) losses included in net income	1	—	(14)	—
Net unrealized gains (losses) on investment securities	(41)	(93)	13	(72)
Net unrealized gains (losses) on cash flow hedge, net of tax (expense) benefit of $(12), $332, $296 and $332, respectively	18	(546)	(417)	(546)
Total other comprehensive income (loss)	8,570	615	17,454	(3,615)
Comprehensive Income	$ 183,203	$ 760,918	$ 491,798	$ 990,499

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended December 31,
	2006	2005
Cash Flows from Operating Activities
Net Income	$ 474,344	$ 994,114
Income from discontinued operations, net of tax	—	(68,612)
Gain on sale of discontinued operations, net of tax	(572)	(643,442)
Non-cash items included in income:
Depreciation and amortization	102,223	52,934
Amortization of deferred sales commissions	50,372	12,549
Accretion and amortization of securities discounts and premiums, net	1,171	4,396
Stock-based compensation	29,731	17,734
Unrealized gains on investments	(5,888)	(7,134)
Other	7,744	1,402
Deferred income taxes	65,455	(38,353)
Decrease (increase) in assets excluding acquisitions:
Investment advisory and related fees receivable	(25,920)	(128,807)
Net purchases of trading investments	(77,688)	(82,964)
Other receivables	29,284	110,167
Restricted cash	—	20,658
Other current assets	(68,733)	31,507
Other non-current assets	560	623
Increase (decrease) in liabilities excluding acquisitions:
Accrued compensation	(52,850)	94,777
Deferred compensation	42,273	52,553
Payables for distribution and servicing	32,288	70,288
Income taxes payable	2,781	430,647
Other current liabilities	10,210	(233,814)
Other non-current liabilities	50,556	30,284
Net cash provided by operating activities of discontinued operations	572	68,861
Cash Provided by Operating Activities	667,913	790,368
Cash Flows from Investing Activities
Payments for:
Fixed assets	(74,724)	(49,932)
Acquisitions and related costs	(27,293)	(909,188)
Contractual acquisition earnouts	(384,748)	—
Net increase in securities purchased under agreements to resell	—	(295,200)
Purchases of investment securities	(20,063)	(24,019)
Proceeds from sales and maturities of investment securities	18,819	7,407
Net cash used for investing activities of discontinued operations	—	(4,592)
Cash Used for Investing Activities	(488,009)	(1,275,524)

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

(Dollars in thousands)

(Unaudited)

	Nine months ended December 31,
	2006	2005
Cash Flows from Financing Activities
Net increase (decrease) in short-term borrowings	$ (83,227)	$ 80,629
Proceeds from issuance of long-term debt	—	628,804
Third party distribution financing	2,563	—
Repayment of principal on long-term debt	(10,071)	(2,179)
Issuance of common stock	21,856	100,207
Dividends paid	(80,113)	(75,779)
Excess tax benefit associated with stock-based compensation	12,178	—
Cash Provided by (Used for) Financing Activities	(136,814)	731,682
Effect of Exchange Rate Changes on Cash	5,453	2,094
Net Increase in Cash and Cash Equivalents	48,543	248,620
Cash and Cash Equivalents at Beginning of Period	1,023,470	795,121
Cash and Cash Equivalents at End of Period	$ 1,072,013	$ 1,043,741

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts, unless otherwise noted)

December 31, 2006

(Unaudited)

1. Interim Basis of Reporting

The accompanying unaudited interim consolidated financial statements of Legg Mason, Inc. and its subsidiaries (collectively "Legg Mason") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  The interim consolidated financial statements have been prepared using the interim basis of reporting and, as such, reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented.  The nature of our business is such that the results of any interim period are not necessarily indicative of the results of a full year.

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

On December 1, 2005, Legg Mason completed the acquisition of subsidiaries of Citigroup Inc. (“Citigroup”) that constituted substantially all of Citigroup’s worldwide asset management business (“CAM”).  Effective November 1, 2005, Legg Mason acquired Permal Group Ltd. (“Permal”), a global funds-of-hedge funds manager.  As a result of the acquisitions, the results of our continuing operations for the three and nine months ended December 31, 2006 include results from CAM and Permal whereas the results of our continuing operations for the comparable prior year periods include CAM and Permal results as of their respective acquisition dates.  Where appropriate, the prior period financial statements have been reclassified to conform to the current period presentation, including the current period breakout of performance fees as a separate component of investment advisory fees.

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

Terms such as "we," "us," "our," and "company" refer to Legg Mason.

2. Significant Accounting Policies

Stock-Based Compensation

Previously, we adopted the fair value method of accounting for stock-based compensation on a prospective basis for all stock options granted and stock purchase plan transactions after April 1, 2003, using the Black-Scholes option pricing model. Under the prospective method allowed under Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” compensation expense was recognized based on the fair value of stock options granted after April 1, 2003 over the applicable vesting period. No compensation expense was recognized for stock options granted prior to April 1, 2003.  Therefore, the expense related to stock-based employee compensation included in the determination of net income for three and nine month periods ended December 31, 2005 is less than that which would have been included if the fair value method had been applied to all awards.  See related pro forma information in Note 8.

On April 1, 2006, we adopted SFAS No. 123 (R), “Share-Based Payment” and related pronouncements using the modified-prospective method and the related transition election.  Under this method, compensation expense for the three and nine months ended December 31, 2006 includes compensation cost for all non-vested share-based awards at their amortized grant-date fair value, including awards granted prior to April 1, 2003 that were previously recorded at their intrinsic value.  Additionally, unamortized deferred compensation previously classified as a separate component of stockholders’ equity has been reclassified as a reduction of additional paid-in capital.  Under the modified-prospective method, the results for the three and nine months ended December 31, 2005 have not been restated. Also under SFAS No. 123 (R), cash flows related to income tax deductions in excess of stock-based compensation expense are classified as financing cash flows for the nine months ended December 31, 2006. For the nine months ended December 31, 2005, such amount was $58,306 and continues to be classified as operating cash inflows.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes cumulative foreign currency translation adjustments and net gains and losses on investment securities and an interest rate swap. The change in the accumulated translation adjustment for the nine months ended December 31, 2006 primarily resulted from the impact of changes in the British pound in relation to the U.S. dollar on the net assets of Legg Mason’s United Kingdom subsidiaries for which the British pound is the functional currency.  A summary of Legg Mason’s accumulated other comprehensive income as of December 31, 2006 is as follows:

Foreign currency translation adjustments	$ 31,510
Unrealized holding gain on interest rate swap, net of taxes of $642	905
Unrealized losses on investment securities, net of tax benefit of $(12)	(18)
Total	$ 32,397

Recent Accounting Developments

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), in July 2006.  FIN 48 clarifies previously issued FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and a measurement attribute in financial statements for tax positions taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, interim accounting, disclosure and transition and will be effective for fiscal year 2008.  Legg

Mason is evaluating the provisions of FIN 48 and cannot currently estimate the impact of adopting FIN 48 on its consolidated financial statements.

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

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements Nos. 87, 88, 106 and 132 (R)” (“SFAS 158”).  SFAS 158 requires an employer that is a business entity that sponsors one or more single-employer defined benefit plans to recognize the funded status of its plans on its balance sheet as of the balance sheet date.  SFAS 158 also requires gains or losses and prior service costs or credits that are not components of net periodic benefit costs to be cycled through other comprehensive income until recognized as net periodic benefit cost.  SFAS 158 has additional disclosure requirements and must be adopted by Legg Mason by March 31, 2007.  The adoption of SFAS 158 is not expected to have a significant impact on Legg Mason’s consolidated financial statements.

In September 2006, the SEC staff issued Staff Accountant Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”  (“SAB 108”), to eliminate diversity in how registrants quantify financial statement misstatements.  Prior to SAB 108, registrants have used one of two widely recognized methods to quantify financial statement misstatements: the “rollover” method or the “iron curtain” method.  The iron curtain method quantifies uncorrected misstatements based on the effects of correcting the misstatements existing in the balance sheet in the current year, irrespective of the year of origination of the misstatement.  The rollover method quantifies uncorrected misstatements based on the amount of misstatements originating in the current year income statement and ignores the effects of correcting the portion relating to balance sheet misstatements from prior years.    SAB 108 requires that a registrant consider both the iron curtain and rollover methods when evaluating uncorrected misstatements.  As such, uncorrected misstatements previously deemed to be immaterial under one method, may now be material under the new “dual approach” and require correction in the current year financial statements.  SAB 108 has additional disclosure requirements and must be adopted by Legg Mason by March 31, 2007.  Legg Mason is evaluating its adoption of SAB 108, but does not anticipate any impact on its consolidated financial statements.

Supplemental Cash Flow Information

The following non-cash activities are excluded from the Consolidated Statements of Cash Flows. On December 1, 2005, Legg Mason issued 5.4 million shares of common stock and 13.346632 shares of non-voting convertible preferred stock to Citigroup in the acquisition of CAM.  Legg Mason recognized a gain on the sale of its PC/CM businesses to Citigroup, based on a value of $1.65 billion for the businesses, as a portion of the consideration to acquire CAM.  Assets and liabilities of the PC/CM businesses transferred to Citigroup as part of the transaction were approximately $4.2 billion and $3.7 billion, respectively.

On November 1, 2005, Legg Mason issued 1.9 million shares of common stock valued at $200 million as a portion of the consideration to acquire Permal.

During the December 2005 quarter, holders of $251,030 principal amount at maturity of the zero-coupon contingent convertible senior notes converted their notes into 2.9 million shares of common stock.

During the June 2006 quarter, all of the remaining approximately $65 million principal amount at maturity of senior convertible notes were converted into 756 thousand shares of common stock.

3. Acquisitions

Effective November 1, and December 1, 2005, Legg Mason completed the acquisitions of Permal and CAM, respectively.  The consolidated financial statements include the activity of Permal and CAM as of the respective acquisition dates.

In accordance with the terms of the acquisition of CAM, a post-closing purchase price adjustment of $84.7 million was paid to Citigroup in the September 2006 quarter based on the retention of certain acquired assets under management.    This payment was recorded as additional goodwill.

Following the acquisition of CAM, Legg Mason formulated plans to re-align its mutual fund complex, particularly funds acquired as part of the CAM business. As part of the fund realignment, certain domestic funds have been or are being merged with funds of similar strategy and certain funds have been or are being re-domiciled or liquidated, subject to approval by the Boards of Directors of the funds or fund shareholders.  During the nine months ended December 31, 2006, Legg Mason capitalized costs associated with these plans, which primarily include proxy solicitation, including printing and mailing, termination payments to funds’ directors, and legal and accounting costs, of approximately $43.4 million, of which $21.3 million has been paid to date.  In addition, following the acquisition of CAM, Legg Mason began an evaluation of excess office space in several geographic regions resulting from staff reductions and business integration.  During the nine months ended December 31, 2006, Legg Mason recognized a liability of $13.8 million for an early lease termination and the future commitment for unused office space, of which $2.9 million was paid.  The costs for mutual fund realignment and excess office space are associated with integration of the acquired CAM business; therefore, such costs are reflected as additional goodwill.  Legg Mason expects substantially all of these costs to be paid through the first quarter of fiscal year 2008.  Involuntary termination payments of $6.8 million, which were accrued during fiscal 2006 subsequent to the CAM acquisition, were made and an additional $1.5 million was accrued during the nine months ended December 31, 2006.

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

	Three months ended December 31, 2005	Nine months ended December 31, 2005
Revenues	$ 992,944	$ 2,936,377
Income from continuing operations	$ 128,547	$ 438,173
Income from continuing operations per share:
Basic	$ 0.95	$ 3.30
Diluted	$ 0.89	$ 3.06

The former owners of Private Capital Management earned the maximum fifth anniversary payment of $300 million, which was accrued as of March 31, 2006 and paid during the September 2006 quarter. This payment is subject to certain limited claw-back provisions.

4.  Discontinued Operations

On December 1, 2005, Legg Mason sold the entities that comprise its PC/CM businesses to Citigroup as a portion of the consideration in the purchase of CAM.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the after-tax results of operations of PC/CM are reflected as Income from discontinued operations on the Consolidated Income Statements for the three and nine months ended December 31, 2005.

As a result of the sale during the December 2005 quarter, Legg Mason recognized a gain of $1.09 billion, net of $93.2 million in costs related to the sale, including $78.7 million for accelerated vesting of employee stock option and other deferred compensation awards.  The sale resulted in an after-tax gain of $643.4 million.  During the quarter ended December 31, 2006, the Company completed the filing of its income tax return related to the sale and also adjusted a liability that was provided at the time of the sale.  These actions resulted in an adjustment to the after-tax gain from the sale of $572.

Results of discontinued operations are summarized as follows:

	Three months ended December 31, 2005	Nine months ended December 31, 2005
Total revenues, net of interest expense (1)	$ 140,855	$ 549,727
Income from discontinued operations	$ 25,527	$ 113,171
Provision for income taxes	9,451	44,559
Income from discontinued operations, net	$ 16,076	$ 68,612
(1) See Note 11 for additional information on net revenues.

5.  Fixed Assets

Fixed assets consist of equipment, software and leasehold improvements.  Equipment consists primarily of communications and technology hardware and furniture and fixtures.  Software includes purchased software and internally developed software. Fixed assets are reported at cost, net of accumulated depreciation and amortization.  The following table reflects the components of fixed assets as of:

	December 31, 2006	March 31, 2006
Equipment	$ 133,167	$ 116,967
Software	125,342	101,698
Leasehold improvements	129,253	107,634
Total cost	387,762	326,299
Less: accumulated depreciation and amortization	(186,121)	(143,690)
Fixed assets, net	$ 201,641	$ 182,609

Depreciation and amortization are primarily determined by use of the straight-line method. Equipment is depreciated over the estimated useful lives of the assets, generally ranging from three to eight years. Software is amortized over the estimated useful lives of the assets, which are generally three years. Internally developed software is reviewed periodically to determine if there is a change in the useful life or if impairment in value may exist. If impairment is deemed to exist, the asset is written down to its fair value or is written off if the asset is determined to no longer have any value. Leasehold improvements are generally amortized over the term of the lease. Maintenance and repair costs are expensed as incurred.  Depreciation and amortization expense of continuing operations was $19,309 and $9,365 for the quarters ended December 31, 2006 and 2005, respectively, and $49,825 and $21,955 for the nine months ended December 31, 2006 and 2005, respectively.

6. Intangible Assets and Goodwill

SFAS No. 142 provides that goodwill is not amortized and the values of identifiable intangible assets are amortized over their useful lives, unless the assets are determined to have indefinite useful lives. Goodwill and indefinite-life intangible assets are analyzed to determine if the fair market value of the assets exceeds the book value. If the fair value is less than the book value we will record an impairment charge. During the quarter ended December 31, 2006, a $1,100 impairment charge was recognized for certain amortizable asset management contracts. There were no impairment charges recorded during the nine months ended December 31, 2005.

The following tables reflect the components of intangible assets as of:

	December 31,	March 31,
	2006	2006
Amortizable asset management contracts:
Cost	$ 740,827	$ 739,789
Accumulated amortization	(167,737)	(117,585)
Net	$ 573,090	$ 622,204
Indefinite-life intangible assets:
Fund management contracts	$ 3,754,957	$ 3,754,312
Trade names	116,800	116,800
Total indefinite-life intangible assets	$ 3,871,757	$ 3,871,112
Intangible assets, net	$ 4,444,847	$ 4,493,316

As of December 31, 2006, management contracts are being amortized over a weighted-average remaining life of 11 years. Estimated amortization expense for each of the next five fiscal years is as follows:

Remaining 2007	$ 16,941
2008	57,407
2009	55,242
2010	54,491
2011	54,867
Thereafter	334,142
Total	$ 573,090

The increase in the carrying value of goodwill for the nine months ended December 31, 2006 is summarized below (see Note 3 for discussion of contractual acquisition payments and acquisition related costs):

Balance, beginning of period	$ 2,303,799
Acquisition related costs	61,493
Contractual acquisition costs	84,748
Impact of excess tax basis amortization on CAM acquisition	(24,401)
Other, including changes in foreign exchange rates	(7,817)
Balance, end of period	$ 2,417,822

7. Long-Term and Other Debt

Long-term debt as of December 31, and March 31, 2006 consists of the following:

	December 31, 2006			March 31, 2006
	Current Accreted Value	Unamortized Discount	Maturity Amount	Current Accreted Value
6.75% senior notes	$ 424,755	$ 245	$ 425,000	$ 424,632
Zero-coupon contingent convertible senior notes	—	—	—	32,861
5-year term loan	700,000	—	700,000	700,000
3-year term loan	8,649	—	8,649	15,776
Third-party distribution financing	2,563	—	2,563	—
Other term loans	26,693	—	26,693	29,691
Subtotal	1,162,660	245	1,162,905	1,202,960
Less: current portion	4,160	—	4,160	36,883
Total	$ 1,158,500	$ 245	$1,158,745	$ 1,166,077

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

On July 31, 2006, Permal entered into a four-year $90 million agreement with a financial institution to finance, on a non-recourse basis, commissions to be paid to financial intermediaries in connection with future sales of certain share classes of proprietary funds.  The outstanding balance at December 31, 2006 is $2,563, for which repayment and fees are based on the average assets under management of the respective funds.

As of December 31, 2006, the aggregate maturities of long-term debt (current accreted value of $1,162,660) based on the contractual terms, are as follows:

Remaining 2007	$ 1,024
2008	4,206
2009	438,049
2010	4,602
2011	703,099
Thereafter	11,925
Total	$ 1,162,905

Interest Rate Swap

As of December 31, 2006, an unrealized gain of $905, net of tax of $642, on the market value of the $400 million, 3-year amortizing variable to fixed interest rate swap (“Swap”) that matures December

1, 2008 has been reflected in Other comprehensive income. All of the estimated unrealized gain included in Other comprehensive income as of December 31, 2006 is expected to be reclassified to income within the next twelve months. The actual amount will vary as a result of changes in market conditions. On a quarterly basis, Legg Mason assesses the effectiveness of this cash flow hedge by confirming that payments and the balance of the liability hedged match the Swap.

During the nine months ended December 31, 2006, we paid from available cash the $83.2 million balance outstanding on the short-term promissory note with Citigroup.

8. Stock-Based Compensation

Legg Mason’s stock-based compensation includes stock options, an employee stock purchase plan, restricted stock awards and deferred compensation payable in stock. Under its stock compensation plans, Legg Mason issues stock options to officers, key employees and non-employee members of the Board of Directors.

Grants under Legg Mason stock compensation plans are generally for newly issued shares.  At December 31, 2006, 24 million shares were authorized to be issued under Legg Mason’s equity incentive stock plans, with 3.3 million remaining shares available for issuance.  Options under Legg Mason’s employee stock plans have been granted at prices not less than 100% of the market value at the date of grant. Options are generally exercisable in equal increments over 3 to 5 years and expire within 5 to 10 years from the date of grant.  Restricted stock awards generally vest over 2 to 4 years.

Compensation expense for continuing operations relating to stock options, the stock purchase plan and deferred compensation for the three months ended December 31, 2006 and 2005 was $5,557 and $3,024, respectively, and for the nine months ended December 31, 2006 and 2005 was $17,134 and $7,097, respectively.  The related income tax benefit for the three months ended December 31, 2006 and 2005 was $1,959 and $1,101, respectively, and for the nine months ended December 31, 2006 and 2005 was $6,078 and $2,400, respectively.  The effect of adopting SFAS No. 123 (R) on net income for the three and nine months ended December 31, 2006 was a reduction of $336 and $1,578, respectively.

The following tables reflect pro forma results for the three and nine months ended December 31, 2005 as if compensation expense associated with all applicable option grants (regardless of grant date), the stock purchase plan and deferred compensation were recognized over the vesting period:

Continuing Operations	Three months ended December 31, 2005	Nine months ended December 31, 2005
Income from continuing operations, net of taxes	$ 100,785	$ 282,060
Add: stock-based compensation included in reported net income, net of taxes	1,837	4,377
Less: stock-based compensation determined under fair value based method, net of taxes	(3,134)	(8,851)
Pro forma income from continuing operations	$ 99,488	$ 277,586
Earnings per share:
As reported:
Basic	$ 0.83	$ 2.47
Diluted	0.77	2.27
Pro forma:
Basic	$ 0.82	$ 2.43
Diluted	0.76	2.23

Discontinued Operations	Three months ended December 31, 2005	Nine months ended December 31, 2005
Income from discontinued operations, net of taxes	$ 16,076	$ 68,612
Add: stock-based compensation included in reported net income, net of taxes	(145)	1,302
Less: stock-based compensation determined under fair value based method, net of taxes	(741)	(4,526)
Pro forma income from discontinued operations	$ 15,190	$ 65,388
Earnings per share:
As reported:
Basic	$ 0.13	$ 0.60
Diluted	0.12	0.55
Pro forma:
Basic	$ 0.12	$ 0.57
Diluted	0.12	0.52

In connection with the sale of PC/CM businesses, Legg Mason accelerated the vesting of stock options and other equity-based compensation awards previously granted to employees of the PC/CM businesses. The accelerated vesting of stock options, which occurred during the three months ended December 31, 2005, reduced the gain on sale by $73.7 million ($61.7 million after tax) reflecting the increase in the fair value of the awards as of the vesting date from the original grant date. Approximately $43.1 million of this charge related to incentive stock options for which there is no tax benefit.

Consolidated Operations	Three months ended December 31, 2005	Nine months ended December 31, 2005
Net income, as reported	$ 760,303	$ 994,114
Add: stock-based compensation included in reported net income, net of taxes	63,524	67,511
Less: stock-based compensation determined under fair value based method, net of taxes	(64,809)	(73,318)
Pro forma net income	$ 759,018	$ 988,307
Net income per share:
As reported:
Basic	$ 6.23	$ 8.71
Diluted	5.80	7.95
Pro forma:
Basic	$ 6.22	$ 8.66
Diluted	5.79	7.91

Stock option transactions under the plans during the nine months ended December 31, 2006 and 2005 respectively, are summarized below:

	Nine Months Ended December 31,
	2006		2005
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Options outstanding at March 31	6,370	$ 43.56	10,113	$ 30.42
Granted	1,006	96.60	1,065	109.93
Exercised	(706)	27.35	(3,372)	30.07
Canceled/forfeited	(65)	68.22	(110)	38.68
Options outstanding at December 31	6,605	$ 53.17	7,696	$ 41.52

The total intrinsic value of options exercised during the nine months ended December 31, 2006 and 2005 was $47,344 and $256,017, respectively.

The following information summarizes Legg Mason’s stock options outstanding at December 31, 2006:

Exercise Price Range	Option Shares Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Life (in years)
$19.17–$ 25.00	1,346	$20.16	1.7
25.01– 32.00	1,009	27.79	2.6
32.01– 40.00	1,588	33.80	1.9
40.01– 132.18	2,662	91.03	6.6

At December 31, 2006, options were exercisable on 4,272 shares with an aggregate intrinsic value of $144,780 and the weighted-average exercise price was $33.89.  Stock options exercisable at December 31, 2006 have a weighted-average remaining contractual life of 2.4 years.  The following information summarizes Legg Mason’s stock options exercisable at December 31, 2006:

Exercise Price Range	Option Shares Exercisable	Weighted-Average Exercise Price Per Share
$19.17–$ 25.00	1,346	$20.16
25.01– 32.00	816	28.13
32.01– 40.00	1,582	33.81
40.01– 132.18	528	78.00

A summary of unvested stock options under Legg Mason’s equity incentive plans for the nine months ended December 31, 2006 follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Shares unvested at March 31, 2006	2,241	$ 29.17
Granted	1,006	33.17
Vested (1)	(856)	22.80
Canceled/forfeited	(58)	22.85
Shares unvested at December 31, 2006	2,333	$ 33.39
(1) Generally, vesting occurs in July of each year.

Unamortized compensation cost related to unvested options at December 31, 2006 was $65,261 and is expected to be recognized over a weighted-average period of 3.0 years.

Legg Mason also has an equity plan for non-employee directors that replaced its stock option plan for non-employee directors during fiscal 2006. Under the equity plan, directors may elect to receive compensation in the form of shares of stock, options to acquire shares of stock or restricted stock units. Options granted under either plan are immediately exercisable at a price equal to the market value of the shares on the date of grant and have a term of not more than ten years. Shares, options, and restricted stock units issuable under the equity plan are limited to 625 shares in aggregate, of which 68 shares have been issued.  At December 31, 2006, there are 447 stock options and 7 restricted stock units currently outstanding under both plans.

Cash received from exercises of stock options under Legg Mason’s equity incentive plans was $17,164 and $89,079 for the nine months ended December 31, 2006 and 2005, respectively.  The tax benefit expected to be realized for the tax deductions from these option exercises totaled $11,677 and $57,745 for the nine months ended December 31, 2006 and 2005, respectively.  The 2005 amounts include allocations to discontinued operations.

The weighted average fair value of option grants of $33.17 and $40.76 per share for the nine months ended December 31, 2006 and 2005, respectively, is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine months ended December 31,

	2006	2005
Expected dividend yield	0.79%	0.80%
Risk-free interest rate	4.68%	4.27%
Expected volatility	31.43%	33.99%
Expected lives (in years)	5.37	5.65

Effective with grants made in the quarter ended December 31, 2005, Legg Mason estimates expected volatility with equal weighting to both implied and historical measures.  Prior to the quarter ended December 31, 2005, Legg Mason estimated volatility using only historical measures.

Legg Mason has a qualified Employee Stock Purchase Plan covering substantially all U.S. employees. Shares of common stock are purchased in the open market on behalf of participating employees, subject to a 4.5 million total share limit under the Plan. Purchases are made through payroll deductions and

Legg Mason provides a 10% contribution towards purchases, which is charged to earnings. During the nine months ended December 31, 2006, approximately 32 shares have been purchased in the open market on behalf of participating employees.

During the nine months ended December 31, 2006 and 2005, Legg Mason granted 76 and 143 shares of restricted common stock, respectively, at a weighted average market value of $122.51 and $79.35, respectively, per share. The restricted stock awards were non-cash transactions. In the three months ended December 31, 2006 and 2005, Legg Mason recognized $3,616 and $2,440, respectively, in compensation expense for restricted stock awards related to continuing operations and in the nine months ended December 31, 2006 and 2005, Legg Mason recognized $11,337 and $3,130, respectively, in compensation expense for restricted stock awards related to continuing operations.  Compensation expense for restricted stock awards related to discontinued operations for the three and nine month periods ended December 31, 2005 was $981 and $3,408, respectively.  The tax benefit expected to be realized for the tax deductions from restricted stock totaled $501 and $561 for the nine months ended December 31, 2006 and 2005, respectively.  Unamortized compensation cost related to unvested restricted stock awards for 457 shares not yet recognized at December 31, 2006 was $36,435 and is expected to be recognized over a weighted-average period of 2.3 years.

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

During the quarter ended September 30, 2006, Legg Mason entered into a lease agreement for office space located in New York, to be used by ClearBridge Advisors and Western Asset Management Company.  The lease, covering a total of approximately 200,000 square feet, has an initial base rent of approximately $17.5 million per year, which will begin February 2007.  The agreement provides for an initial term of 16 years with the right to renew for either an additional 10-year term or for two 5-year terms.

As of December 31, 2006, the minimum annual aggregate rentals are as follows:

Remaining 2007	$ 21,881
2008	95,639
2009	99,506
2010	86,021
2011	67,959
Thereafter	492,125
Total	$ 863,131

The minimum rental commitments shown above have not been reduced by $18,780 for minimum sublease rental payments to be received in the future under non-cancelable subleases.

As of December 31, 2006, Legg Mason had commitments to invest $42,871 in investment vehicles. These commitments will be funded as required through the end of the respective investment periods ranging from fiscal 2007 to 2011.

As of December 31, 2006, Legg Mason has contingent payment obligations related to acquisitions. These payments are payable through fiscal 2012 and will not exceed $613,046.

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

On October 3, 2003, a federal district court jury rendered a verdict against Legg Mason in a civil copyright lawsuit. That verdict was confirmed in a subsequent judgment and the case was ultimately settled on June 9, 2005 by a payment of $11,500.  As a result, approximately $8.2 million of a previously recognized litigation award charge was reversed during the quarter ended June 30, 2005.

In October 2006, Legg Mason and several of its officers, former officers and directors were named as defendants in two related civil actions, which were subsequently consolidated into one lawsuit.  The action alleges that the defendants violated the Securities Exchange Act of 1934 by making misleading statements to the public and omitting certain material facts with respect to the acquisition of the CAM business in order to artificially inflate the price of Legg Mason common stock. Legg Mason intends to defend the action vigorously. Legg Mason cannot accurately predict the eventual outcome of the action at this point, or whether it will have a material adverse effect on Legg Mason.

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

The following table presents the computations of basic and diluted EPS:

	Three months ended December 31,
	2006		2005
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	141,422	141,422	121,999	121,999
Potential common shares:
Employee stock options	-	2,411	-	5,803
Shares related to deferred compensation	-	56	-	49
Shares issuable upon conversion of senior notes	-	-	-	3,291
Shares issuable upon payment of contingent consideration	-	428	-	-
Total weighted average diluted shares	141,422	144,317	121,999	131,142
Income from continuing operations	$ 174,061	$ 174,061	$ 100,785 100,785	$ 100,785
Interest expense on convertible senior notes, net of tax	-	-	-	448
Income from continuing operations, as adjusted	174,061	174,061	100,785	101,233
Income from discontinued operations, net of tax	-	-	16,076	16,076
Gain on sale of discontinued operations, net of taxes	572	572	643,442	643,442
Net income	$ 174,633	$ 174,633	$ 760,303	$ 760,751
Net income per share:
Continuing operations	$ 1.23	$ 1.21	$ 0.83	$ 0.77
Discontinued operations	-	-	0.13	0.12
Gain on sale of discontinued operations	-	-	5.27	4.91
	$ 1.23	$ 1.21	$ 6.23	$ 5.80

	Nine months ended December 31,
	2006		2005
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	140,960	140,960	114,181	114,181
Potential common shares:
Employee stock options	-	2,631	-	6,350
Shares related to deferred compensation	-	64	-	44
Shares issuable upon conversion of senior notes	-	178	-	4,706
Shares issuable upon payment of contingent consideration	-	410	-	-
Total weighted average diluted shares	140,960	144,243	114,181	125,281
Income from continuing operations	$ 473,772	$ 473,772	$ 282,060	$ 282,060
Interest expense on convertible senior notes, net of tax	-	84	-	2,195
Income from continuing operations, as adjusted	473,772	473,856	282,060	284,255
Income from discontinued operations, net of tax	-	-	68,612	68,612
Gain on sale of discontinued operations, net of tax	572	572	643,442	643,442
Net income	$ 474,344	$ 474,428	$ 994,114	$ 996,309
Net income per share:
Continuing operations	$ 3.36	$ 3.29	$ 2.47	$ 2.27
Discontinued operations	-	-	0.60	0.55
Gain on sale of discontinued operations	-	-	5.64	5.13
	$ 3.36	$ 3.29	$ 8.71	$ 7.95

Options to purchase 2,048 and 211 shares for the three months ended December 31, 2006 and 2005, respectively, and 1,089 and 1,034 shares for the nine months ended December 31, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the presumed proceeds from exercising such options, including related income tax benefits, exceed the average price of the common shares for the period and therefore the options are deemed antidilutive.

Basic and diluted earnings per share for the three and nine months ended December 31, 2006 and 2005 include all vested shares of phantom stock related to Legg Mason’s deferred compensation plans. Diluted earnings per share for the same periods also include unvested shares of phantom stock related to those plans unless the shares are deemed antidilutive.  Unvested shares of phantom stock for the three months ended December 31, 2006 and 2005 of 386 and 36, respectively, and for the nine months ended December 31, 2006 and 2005 of 369 and 41, respectively, were deemed antidilutive and therefore excluded from the computation of diluted earnings per share.

11. Business Segment Information

Legg Mason continues to integrate and organize its ongoing operations following the consummation of the Citigroup transaction and the Permal acquisition. While much of the integration is complete, Legg Mason is still in the process of determining an appropriate method of allocating costs, primarily marketing, distribution and overhead, to determine profitability of the business divisions. Legg Mason expects this process to be completed by the end of fiscal 2007.  Until then, Legg Mason is managing its continuing operations as a single comprehensive Asset Management business with three divisions: Managed Investments (formerly referred to as Mutual Funds/Managed Services), Institutional and Wealth Management.   As a result of the transaction with Citigroup as described in Notes 3 and 4, the former PC/CM businesses are reported as discontinued operations.

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

Results by geographic region are as follows:

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2006	2005	2006	2005
Operating Revenues:
United States	$ 831,941	$ 556,830	$ 2,425,084	$1,386,804
United Kingdom	241,777	114,306	606,564	176,351
Other	59,255	17,853	170,230	29,908
Total	$ 1,132,973	$ 688,989	$ 3,201,878	$1,593,063

Income from Continuing Operations before Income Tax Provision and Minority Interests:
United States	$ 193,177	$ 133,336	$ 575,126	$ 403,550
United Kingdom	82,876	33,752	177,598	54,036
Other	1,781	1,567	16,835	887
Total	$ 277,834	$ 168,655	$ 769,559	$ 458,473

Intangible assets, net and goodwill by geographic region are as follows at December 31, and March 31, 2006:

	December 31, 2006	March 31, 2006
Intangible Assets, Net and Goodwill:
United States	$ 5,434,447	$ 5,364,786
United Kingdom	1,228,997	1,232,697
Other	199,225	199,632
Total	$ 6,862,669	$ 6,797,115

Discontinued Operations

Financial results of discontinued operations’ businesses were as follows:

	Three Months Ended	Nine Months Ended
	December 31, 2005	December 31, 2005
Net Revenues:
Private Client	$ 125,209	$ 502,400
Capital Markets	36,620	163,355
Asset Management (1)	9,408	9,408
	171,237	675,163
Reclassification (2)	(30,382)	(125,436)
Total	$ 140,855	$ 549,727

Income before Income Tax Provision:
Private Client	$ 27,089	$ 103,251
Capital Markets	(1,733)	9,749
Asset Management (1)	171	171
Total	$ 25,527	$ 113,171

(1) Relates to discontinued operations of Permal.

(2) Represents distribution fees from proprietary mutual funds, historically reported in Private Client, that have been reclassified to Asset Management as distribution fee revenue, with a corresponding distribution expense, to reflect Legg Mason's continuing role as funds’ distributor.

Results of discontinued operations by geographic region are as follows:

	Three Months Ended	Nine Months Ended
	December 31, 2005	December 31, 2005
Net Revenues:
United States	$ 127,527	$ 524,861
United Kingdom	11,135	15,360
Other	2,193	9,506
Total	$ 140,855	$ 549,727

Income before Income Tax Provision:
United States	$ 24,867	$ 111,322
United Kingdom	316	533
Other	344	1,316
Total	$ 25,527	$ 113,171

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

Our financial position and results of operations are materially affected by the overall trends and conditions of the financial markets, particularly in the United States, but increasingly in the other countries in which we operate. Results of any individual period should not be considered representative of future results. Our profitability is sensitive to a variety of factors, including, among other things, the amount and composition of our assets under management, and the volatility and general level of securities prices and interest rates.  Sustained periods of unfavorable market conditions are likely to affect our profitability adversely. In addition, the diversification of services and products offered, investment performance, access to distribution channels, reputation in the market, attracting and retaining key employees and client relations are significant factors in determining whether we are successful in attracting and retaining clients.  For a further discussion of factors that may affect our results of operations, refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 and Part II, Item 1A in this Report.

Terms such as "we," "us," "our," and "company" refer to Legg Mason.

Business Environment

The financial environment in which we operated during the three months ended December 31, 2006, continued the generally more favorable trend of the previous quarter.  The Dow Jones Industrial Average1 and the S&P 5002 were up 7% and 6%, respectively, for the quarter ended December 31, 2006, and up 12% and 10%, respectively, for the nine months ended December 31, 2006. The Nasdaq Composite Index3 was up 7% for the quarter ended December 31, 2006, and up 3% for the nine months

1 Dow Jones Industrial Average is a trademark of Dow Jones & Company, which is not affiliated with Legg Mason.

2 S&P is a trademark of Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., which is not affiliated with Legg Mason.

3 Nasdaq is a trademark of the Nasdaq Stock Market, Inc., which is not affiliated with Legg Mason.

ended December 31, 2006.  Bond yields rose marginally in the three and nine months ending December 31, 2006, and the U.S. Federal Reserve stopped raising short-term interest rates in June 2006.  At December 31, 2006, the federal funds rate was 5.25%.

Results of Operations

Since our strategic transaction with Citigroup was announced in June 2005, the results of operations of the PC/CM businesses have been retroactively classified as discontinued operations.  The results of our continuing operations for the three and nine months ended December 31, 2005 include the results of CAM and Permal as of their respective acquisition dates and do not include our discontinued operations.

Net income for the three months ended December 31, 2006 totaled $174.6 million, a decrease of 77% from the prior year’s quarter, and net income per diluted share was $1.21, a decrease of 79%.  The decreases in net income and net income per diluted share resulted from the after-tax gain on the sale of the PC/CM businesses of $643.4 million, or $4.91 per diluted share, recognized in the prior year’s quarter.  Income from continuing operations totaled $174.1 million, up 73% from the prior year’s quarter and income from continuing operations per diluted share increased 57% to $1.21.  Operating revenues increased to $1.1 billion from $689.0 million, up 64%.  Cash income from continuing operations (see Supplemental Non-GAAP Financial Information on page 31) increased to $226.7 million from $117.6 million and cash income from continuing operations per diluted share increased to $1.57 from $0.90, up 93% and 74%, respectively.  The Company’s revenues, expenses and income from continuing operations increased primarily as a result of the addition of a full quarter’s results of CAM and Permal, including Permal’s subsequent growth since acquisition.  The pre-tax profit margin from continuing operations was 24.5% in both the current period and the prior year’s period.   Decreases in margin from the addition of a full quarter’s results of CAM and Permal, principally due to the resulting increase in distribution revenues, of which a substantial portion is passed through to third parties as distribution and servicing expense, and an increase in other non-compensation related expenses were offset by decreases in compensation and benefits as a percent of revenue, including revenue share-based incentive expense on higher revenues at certain of our other subsidiaries, and transaction-related compensation.  The pre-tax profit margin from continuing operations, as adjusted (see Supplemental Non-GAAP Financial Information), increased from 31.2% to 33.5%, primarily as a result of a decrease in transaction-related compensation, offset by increases in other non-compensation related expenses and a decrease in other non-operating income as a percent of total revenue.  In the prior year’s quarter, income from discontinued operations, net of tax, totaled $16.1 million; diluted earnings per share from discontinued operations were $0.12.

Net income for the nine months ended December 31, 2006 totaled $474.3 million, a decrease of 52% from the prior year’s period and net income per diluted share was $3.29, a decrease of 59%.  The decreases in net income and net income per diluted share resulted from the after-tax gain on the sale of the PC/CM businesses of $643.4 million, or $5.13 per diluted share, recognized in the prior year period.  Income from continuing operations totaled $473.8 million, up 68% from the prior year’s period and income from continuing operations per diluted share increased 45% to $3.29 despite a 15% increase in weighted average diluted shares outstanding.  Operating revenues increased to $3.2 billion from $1.6 billion, up 101%.  Cash income from continuing operations (see Supplemental Non-GAAP Financial Information) increased to $620.3 million from $323.0 million and cash income from continuing operations per diluted share increased to $4.30 from $2.60, up 92% and 65%, respectively.  The Company’s revenues, expenses and income from continuing operations increased primarily as a result of the addition of a full period’s results of CAM and Permal.  The pre-tax profit margin from continuing operations declined from 28.8% to 24.0% over the prior year period, primarily as a result of the addition of the results of CAM and Permal, principally due to the resulting increase in distribution revenues, of which a substantial portion is passed through to third parties as distribution and servicing expense, offset in part by decreases in compensation and benefits as a percent of revenue, including revenue share-based

incentive expense on higher revenues at certain of our other subsidiaries, and transaction-related compensation.   The pre-tax profit margin from continuing operations, as adjusted (see Supplemental Non-GAAP Financial Information), declined from 35.2% to 33.1% over the prior year period, primarily as a result of an increase in other non-compensation related expenses and a decrease in non-operating income, offset in part by reduced compensation and benefits, as a percent of total revenue and transaction-related compensation.  In the prior year’s period, income from discontinued operations, net of tax, totaled $68.6 million; diluted earnings per share from discontinued operations were $0.55 in the prior year period.

Compared to the quarter ended September 30, 2006, net income for the December quarter increased 22% to $174.6 million and diluted earnings per share increased 21% from $1.00 to $1.21.  Income from continuing operations increased 21% from the September 2006 quarter. Operating revenues increased 10% primarily as a result of higher average assets under management, reflecting favorable market conditions and net client cash flows, and a $39.4 million increase in performance fees, primarily due to performance fees earned by Permal.  Other income increased $12.3 million from the September 2006 quarter, including a $6.1 million realized gain from a firm investment.  Total operating expenses increased 9% during the quarter, as compared with the quarter ended September 30, 2006, primarily as a result of a $47.6 million, or 13%, increase in total compensation and benefits expense related to incentive accruals at certain subsidiaries resulting from increased revenues, including performance fees.  Occupancy, technology and communications costs increased $11.1 million, reflecting investments in our facilities and infrastructure to support new growth. Cash income from continuing operations (see Supplemental Non-GAAP Financial Information) increased to $226.7 million from $191.1 million and cash income from continuing operations per diluted share increased to $1.57 from $1.32, each up 19%.  The pre-tax profit margin from continuing operations increased from 23.2% to 24.5% over the prior quarter, primarily as a result of an increase of revenues at Permal, including performance fees, and the impact of prior period distribution and service expenses recorded in the September quarter, partially offset by an increase in compensation and benefits.  The pre-tax profit margin from continuing operations, as adjusted (see Supplemental Non-GAAP Financial Information), increased from 32.4% to 33.5% over the prior quarter, primarily due to an increase in non-operating income.

Quarter Ended December 31, 2006 Compared to Quarter Ended December 31, 2005

Assets Under Management

The component changes in our assets under management (in billions) for the quarters ended December 31 were as follows:

	2006	2005
Beginning of period	$ 891.4	$418.5
Net client cash flows	23.0	3.7
Market appreciation, net	30.9	7.1
Acquisitions (dispositions), net (1)	(0.5)	421.5
End of period	$ 944.8	$ 850.8
(1) Dispositions relate to sale of the private client portion of LM Canada’s business.

Assets under management at December 31, 2006 were $944.8 billion, up $94.0 billion or 11% from December 31, 2005.  Market performance, including currency translation, accounted for $62.3 billion, or 66% of the increase. Net client cash flows accounted for $32.2 billion, or 34% of the increase; however, we experienced aggregate net client outflows of equity assets over the period, resulting, in part, from lower relative investment performance and the integration of acquired businesses.  These outflows were not large relative to our total assets under management.  In the last three months, assets under management increased by $53.4 billion, or 6%, from $891.4 billion at September 30, 2006, primarily as a result of $30.9 billion in market appreciation and $23.0 billion in net client cash inflows.  The net client cash flows resulted from inflows in liquidity and fixed income assets, offset in part by net client outflows in equity assets.  In the ordinary course of business, our asset managers will reduce, or waive, the management fees charged, or cap total expenses, for certain products, including liquidity products, for particular time periods to improve investment returns, or for other reasons, and to help attract or retain client assets under management.  Assets managed for U.S.-domiciled clients accounted for 72% of total assets managed and non-U.S. domiciled clients represented 28% of total assets managed.

Our assets under management by division (in billions) as of December 31 were as follows:

		% of		% of	%
	2006	Total	2005	Total	Change
Managed Investments(1)	$ 384.8	40.7%	$ 362.6	42.6%	6.1%
Institutional	492.1	52.1	425.3	50.0	15.7
Wealth Management	67.9	7.2	62.9	7.4	7.9
Total	$ 944.8	100.0%	$ 850.8	100.0%	11.0%
(1) In the June 2006 quarter, the Mutual Funds/Managed Services division was renamed the Managed Investments division.

Assets under management by asset class (in billions) as of December 31, 2006 and 2005 are as follows:

		% of		% of	%
	2006	Total	2005 (1)	Total	Change
Equity	$ 337.1	35.7%	$ 308.3	36.2%	9.3%
Fixed Income	460.0	48.7	399.7	47.0	15.1
Liquidity	147.7	15.6	142.8	16.8	3.4
Total	$ 944.8	100.0%	$ 850.8	100.0%	11.0%
(1) Certain accounts with average maturities in excess of 90 days are included in Fixed Income, rather than Liquidity, to conform to the current period presentation.

Average assets under management by asset class (in billions) for the quarters ended December 31, 2006 and 2005 are as follows:

		% of		% of	%
	2006	Total	2005 (1)	Total	Change
Equity	$ 328.5	35.5%	$ 201.1	37.7%	63.4%
Fixed Income	453.0	49.0	290.8	54.5	55.8
Liquidity	143.5	15.5	41.8	7.8	243.3
Total	$ 925.0	100.0%	$ 533.7	100.0%	73.3%
(1) Certain accounts with average maturities in excess of 90 days are included in Fixed Income, rather than Liquidity, to conform to the current period presentation.

The increase in average assets under management in fixed income and liquidity classes was primarily due to the acquisition of CAM. The increase in average assets under management in the equity class was primarily due to the acquisitions of CAM and Permal.

Our operating revenues by Asset Management division (in millions) for the quarter ended December 31 were as follows:

	2006	2005
Managed Investments (1)	$ 620.4	$ 344.6
Institutional (1)	245.3	179.2
Wealth Management	267.3	165.2
Total	$ 1,133.0	$ 689.0

(1) Quarter ended December 2005 includes a reclassification of approximately $17.0 million from the Institutional division to the Managed Investments division to reflect a change whereby the revenues generated by all proprietary funds, except those managed by Permal, are included in Managed Investments division.

The increase in operating revenues in the Managed Investments and Institutional divisions was primarily due to including a full quarter’s results of CAM. The increase in operating revenues in the Wealth Management division was primarily due to including a full quarter’s results of Permal, including growth since acquisition, offset in part by decreases at Private Capital Management (“PCM”).

Results of Continuing Operations

Operating Revenues

Revenues from continuing operations in the quarter ended December 31, 2006 were $1.1 billion, up 64% from $689.0 million in the prior year quarter, primarily as a result of including a full quarter’s results of CAM and Permal, including Permal’s subsequent growth since acquisition, which accounted for approximately 90% of the increase.  Higher average assets under management, reflecting net client cash flows and favorable market conditions also contributed to the increase.

Investment advisory fees from separate accounts increased 34% or $93.0 million to $367.2 million, primarily as a result of the CAM acquisition, which accounted for approximately 80% of the increase, as well as higher average assets under management.

Investment advisory fees from funds increased 94% to $514.1 million, with approximately 90% of the increase attributable to the acquisitions of CAM and Permal, including Permal’s subsequent growth since acquisition.

Performance fees increased 127% to $63.1 million, primarily as a result of $33.0 million of increased performance fees earned by Permal.

Distribution and service fees increased 61% to $185.5 million, with approximately 70% of the increase due to the addition of distribution and service fees from CAM.  These fees reflect our continuing role as our proprietary funds’ distributor, with a related distribution expense.  In addition, distribution and service fees from Permal contributed to the increase.

Operating Expenses

Total compensation and benefits increased 31% to $415.8 million, primarily as a result of the addition of compensation costs from the acquired businesses and increased revenue share-based incentive expense on higher revenues at certain of our other subsidiaries, offset in part by a decrease in transaction-related compensation.  Compensation as a percentage of operating revenues was 37% for the quarter ended December 31, 2006, down from 46% in the prior period primarily as a result of higher revenues at revenue share entities, including acquired entities, which retain a lower percentage of revenues as compensation, and a decrease in transaction-related costs.  Compensation as a percentage of revenues also decreased as a result of the acquired businesses since a portion of fund revenues of the acquired businesses are passed through to third parties as distribution and servicing expense.

Distribution and servicing expenses increased 104% to $303.3 million, with over 90% of the increase resulting from the addition of the acquired businesses. Communications and technology, occupancy, amortization of intangible assets and other expenses all increased primarily as a result of the addition of expenses related to the CAM acquisition. The increase in other expenses was primarily from professional fees, travel and promotional expenses.

Other Income (Expense)

Interest expense increased $5.7 million to $18.5 million primarily due to the issuance of a $700 million term loan issued to finance the acquisition of CAM. This increase was offset in part by the repayment at maturity of $100 million in senior notes during the March 31, 2006 quarter and the conversion of all of the company’s outstanding zero-coupon contingent convertible senior notes in the June quarter.

Provision for Income Taxes

The provision for income taxes increased 60% to $103.7 million, as a result of the increase in income from continuing operations. The effective tax rate from continuing operations decreased to 37.3% from 38.5% in the prior year’s quarter, primarily reflecting increased earnings, including performance fees, in jurisdictions with lower effective tax rates.

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005

Assets Under Management

The component changes in our assets under management (in billions) for the nine months ended December 31 were as follows:

	2006 (1)	2005
Beginning of period	$ 867.6	$ 374.5
Net client cash flows	30.6	34.0
Market appreciation, net	47.1	21.7
Acquisitions (dispositions), net	(0.5)	420.6
End of period	$ 944.8	$ 850.8

(1) Net client cash flows and market appreciation for 2006 reflect a reclassification of $2.3 billion in the September quarter from the   originally reported $16.4 billion in net client cash flows to market appreciation.

Our operating revenues by Asset Management division (in millions) for the nine months ended December 31 were as follows:

	2006	2005
Managed Investments (1)	$ 1,802.4	$ 757.7
Institutional (1)	711.8	489.0
Wealth Management	687.7	346.4
Total	$ 3,201.9	$ 1593.1

(1) Nine months ended December 2005 includes a reclassification of approximately $33.2 million from the Institutional division to the Managed Investments division to reflect a change whereby the revenues generated by all proprietary funds, except those managed by Permal, are included in Managed Investments division.

The increase in operating revenues in the Managed Investments and Institutional divisions was primarily due to the acquisition of CAM. The increase in operating revenues in the Wealth Management division was primarily due to the acquisition, and subsequent growth, of Permal, offset in part by decreases at PCM.

Results of Continuing Operations

Operating Revenues

Revenues from continuing operations in the nine months ended December 31, 2006 were $3.2 billion, up 101% from $1.6 billion in the prior year nine months ended December 31, 2005, with approximately 90% of the increase resulting from the CAM and Permal acquisitions.

Investment advisory fees from separate accounts increased 44% or $325.4 million to $1,069.5 million, primarily as a result of the CAM acquisition, which accounted for approximately 85% of the increase.

Investment advisory fees from funds increased 184% to $1,480.4 million, with over 90% of the increase attributable to the acquisitions of CAM and Permal.

Performance fees increased 94% to $104.7 million, primarily as a result of $38.4 million of increased performance fees earned by Permal.

Distribution and service fees increased 108% to $534.9 million, with approximately 80% of the increase due to the addition of distribution and service fees from CAM.  These fees reflect our continuing role as our proprietary funds’ distributor, with a related distribution expense.  In addition, distribution and service fees from Permal contributed to the increase.

Operating Expenses

Total compensation and benefits increased 62% to $1,163.7 million, primarily as a result of the addition of compensation costs from the acquired businesses and increased revenue share-based incentive expense on higher revenues at certain of our other subsidiaries.  Compensation as a percentage of operating revenues was 36% for the nine months ended December 31, 2006, down from 45% from the prior year period, primarily as a result of higher revenues at revenue share entities, including acquired entities, which retain a lower percentage of revenues as compensation, and a decrease in transaction-related costs.  Compensation as a percentage of revenues also decreased as a result of the acquired businesses since a portion of fund revenues of these businesses are passed through to third parties as distribution and servicing expense.

Distribution and servicing expenses increased 203% to $878.2 million, with over 90% of the increase resulting from the addition of the acquired businesses. Communications and technology, occupancy, amortization of intangible assets and other expenses all increased primarily as a result of the addition of expenses related to the CAM acquisition. The increase in other expenses was primarily from travel, promotional costs and professional fees.

The litigation award settlement during the 2005 period reflects the reversal of $8.2 million of charges recorded in fiscal 2004 as a result of the settlement of a civil copyright infringement lawsuit.

Other Income (Expense)

Interest expense increased $19.9 million to $53.4 million primarily due to the issuance of a $700 million term loan issued to finance the acquisition of CAM.  This increase was offset in part by the repayment at maturity of $100 million in senior notes during the March 31, 2006 quarter and the conversion of the zero-coupon contingent convertible senior notes.

Provision for Income Taxes

The provision for income taxes increased 70% to $295.6 million, as a result of the increase in income from continuing operations. The effective tax rate from continuing operations increased to 38.4% from

37.8% in the prior year’s nine months ended December 31, 2005, primarily reflecting increased revenues and earnings in state and local jurisdictions with higher effective tax rates.

Supplemental Financial Information (Non-GAAP Information)

Cash income from continuing operations rose 93% for the quarter ended December 31, 2006 to $226.7 million or $1.57 per diluted share from $117.6 million or $0.90 per diluted share.  The pre-tax profit margin from continuing operations as adjusted for distribution and servicing expense for the quarters ended December 31, 2006 and 2005 was 34% and 31%, respectively.  Cash income from continuing operations rose 92% for the nine months ended December 31, 2006 to $620.3 million or $4.30 per diluted share from $323.0 million or $2.60 per diluted share.  The pre-tax profit margin from continuing operations as adjusted for distribution and servicing expense for the nine months ended December 31, 2006 and 2005 was 33% and 35%, respectively.

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

A reconciliation of income from continuing operations to cash income from continuing operations is as follows:

	Three months ended		Period to Period Change
	December 31,
	2006	2005
Income from Continuing Operations	$ 174,061	$ 100,785	72.7%
Amortization of intangible assets, net of tax	10,892	6,497	67.6
Deferred income taxes on intangible assets(1)	36,016	7,024	412.8
Stock-based compensation, net of tax(2)	5,705	3,334	71.1
Cash Income from Continuing Operations	$ 226,674	$ 117,640	92.7

Income from Continuing Operations per Diluted Share	$ 1.21	$ 0.77	57.1
Amortization of intangible assets	0.07	0.05	40.0
Deferred income taxes on intangible assets	0.25	0.05	400.0
Stock-based compensation	0.04	0.03	33.3
Cash Income per Diluted Share	$ 1.57	$ 0.90	74.4

	Nine months ended		Period to Period Change
	December 31,
	2006	2005
Income from Continuing Operations	$ 473,772	$ 282,060	68.0%
Amortization of intangible assets, net of tax	31,841	13,808	130.6
Deferred income taxes on intangible assets(1)	97,497	20,967	365.0
Stock-based compensation, net of tax(2)	17,239	6,139	180.8
Cash Income from Continuing Operations	$ 620,349	$ 322,974	92.1

Income from Continuing Operations per Diluted Share	$ 3.29	$ 2.27	44.9
Amortization of intangible assets	0.22	0.11	100.0
Deferred income taxes on intangible assets	0.67	0.17	294.1
Stock-based compensation	0.12	0.05	140.0
Cash Income per Diluted Share	$ 4.30	$ 2.60	65.4
(1) Increase from prior year periods primarily relates to deferred income taxes on intangible assets and goodwill on acquired entities.

(2) Stock-based compensation can generate tax benefits from market appreciation in excess of the related amounts expensed for financial statement purposes. Because these benefits are derived from the market appreciation of our stock, we believe they would inappropriately inflate cash income and therefore are excluded from the calculation.

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

A reconciliation of pre-tax profit margin from continuing operations adjusted for distribution and servicing expense is as follows:

	Three months ended
	December 31,
	2006	2005
Operating Revenues, GAAP basis	$ 1,132,973	$ 688,989
Less:
Distribution and servicing expense	303,338	148,451
Operating Revenues, as adjusted	$ 829,635	$ 540,538

Income from Continuing Operations before Income Tax Provision and Minority Interests	$ 277,834	$ 168,655

Pre-tax profit margin, GAAP basis	24.5%	24.5%
Pre-tax profit margin, as adjusted	33.5	31.2

	Nine months ended
	December 31,
	2006	2005
Operating Revenues, GAAP basis	$ 3,201,878	$ 1,593,063
Less:
Distribution and servicing expense	878,156	290,025
Operating Revenues, as adjusted	$ 2,323,722	$ 1,303,038

Income from Continuing Operations before Income Tax Provision and Minority Interests	$ 769,559	$ 458,473

Pre-tax profit margin, GAAP basis	24.0%	28.8%
Pre-tax profit margin, as adjusted	33.1	35.2

Results of Discontinued Operations

Income from discontinued operations, net of tax, for the quarter ended December 31, 2005 was $16.1 million. Diluted earnings per share from discontinued operations in that quarter was $0.12.  Gain from the sale of discontinued operations for the quarter and nine months ended December 31, 2005 was $643.4 million for each period, or $4.91 and $5.13 per diluted share, respectively, which relates to the sale of the Company’s brokerage business. Income from discontinued operations, net of tax, for the nine months ended December 31, 2005 was $68.6 million and diluted earnings per share from discontinued operations was $0.55.

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

Our operating activities generate positive cash flows which we can use to fund our operating activities and among other things, business acquisitions, debt repayments and stock repurchases.  Our assets from continuing operations consist primarily of intangible assets, goodwill, cash and cash equivalents and investment advisory fee receivables. Our assets are principally funded by equity capital and long-term debt.

During the quarter ended September 30, 2006, we paid the former owners of PCM the maximum fifth anniversary payment of $300 million, which was accrued as a liability with a corresponding increase to goodwill at March 31, 2006.  This payment is subject to certain limited claw-back provisions.  In addition, a post-closing purchase price adjustment of $84.7 million was paid to Citigroup in September 2006 based on the retention of certain assets under management acquired in the CAM acquisition.  We funded both of these obligations with cash from operations.  Since the CAM contingent payment was paid from available cash, the unsecured 5-year, $300 million floating-rate credit agreement that we had entered to fund this obligation was terminated.  During the nine months ended December 31, 2006, we paid from available cash the $83.2 million balance outstanding on a short-term promissory note with Citigroup.  In the March 2007 quarter, the $400 million 3-year interest rate swap (“Swap”) that we entered into to hedge a portion of the $700 million floating rate term loan in December 2005 will begin to unwind.  As a result, we intend to repay a minimum $50 million per quarter of debt.

During the quarter ended June 30, 2006, all of the remaining approximately $65 million principal amount at maturity of senior convertible notes were converted into 756 thousand shares of common stock.

At December 31, 2006, our total assets and stockholders’ equity were $9.5 billion and $6.4 billion, respectively. During the nine months ended December 31, 2006, cash and cash equivalents increased from $1.02 billion at March 31, 2006 to $1.07 billion at December 31, 2006.  Cash flows from operating activities provided $667.9 million, primarily attributable to net earnings.  Cash flows from investing activities used $488.0 million, primarily attributable to payments for PCM and the final contingent purchase price paid to Citigroup.  Financing activities used $136.8 million, primarily due to repayment of short-term borrowings and payment of cash dividends.

During the nine months ended December 31, 2006, we paid cash dividends of $80.1 million.  On January 23, 2007, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.21 per share.  In addition, the holders of 8.3902 non-voting participating preferred shares will receive a quarterly dividend of $210,000 per preferred share.

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

The following table sets forth these contractual and contingent obligations by fiscal year as of December 31, 2006, unless otherwise noted:

(In millions)	Remaining 2007	2008	2009	2010	2011	Thereafter	Total
Contractual Obligations
Long-term borrowings by contract maturity	$ 1.0	$ 4.2	$ 438.1	$ 4.6	$ 703.1	$ 11.9	$1,162.9
Coupon interest on long-term borrowings(1)	23.7	65.6	49.7	34.7	26.0	2.1	201.8
Minimum rental commitments(2)	21.9	95.6	99.5	86.0	68.0	492.1	863.1
Total Contractual Obligations	46.6	165.4	587.3	125.3	797.1	506.1	2,227.8
Contingent Obligations:
Contingent payments related to business acquisitions(3)	—	252.0	7.5	293.5	—	60.0	613.0
Total Contractual and Contingent Obligations(4)	$ 46.6	$ 417.4	$ 594.8	$ 418.8	$ 797.1	$ 566.1	$2,840.8
(1) Coupon interest on floating rate long-term debt is based on rates outstanding at December 31, 2006.
(2) Rental commitments include approximately $17.5 per year for New York office space commencing in November 2007 pursuant to a lease executed during the September quarter.
(3) The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of business purchase agreements.

(4) The table above does not include approximately $42.9 in capital commitments to invest in investment vehicles. These obligations will be funded, as required, through the end of the commitment periods that range from fiscal 2007 to 2011.

Restructuring Charges

Following the acquisition of CAM, we formulated plans to re-align our mutual fund complex, particularly funds acquired as part of the CAM business. As part of the fund realignment, certain domestic funds have been or are being merged with funds of similar strategy and certain funds have been or are being re-domiciled or liquidated, subject to approval by the Boards of Directors of the funds or fund shareholders.  During the nine months ended December 31, 2006, we capitalized costs associated with these plans, which primarily include proxy solicitation, including printing and mailing, termination payments to funds’ directors, and legal and accounting costs, of approximately $43.4 million, of which $21.3 million has been paid to date.  In addition, following the acquisition of CAM, we began an evaluation of excess office space in several geographic regions resulting from staff reductions and business integration.  During the nine months ended December 31, 2006, we recognized a liability of $13.8 million for an early lease termination and the future commitment for unused office space, of which $2.9 million was paid.  The costs for mutual fund realignment and excess office space are associated with integration of the acquired CAM business; therefore, such costs are reflected as additional goodwill.  We expect substantially all of these costs to be paid through the first quarter of fiscal year 2008.  Involuntary termination payments of $6.8 million, which were accrued during fiscal 2006 subsequent to the CAM acquisition, were made and an additional $1.5 million was accrued during the nine months ended December 31, 2006.

Critical Accounting Policies

Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding the reported results of operations and the financial position of Legg Mason. Certain critical accounting policies require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements. Due to their nature, estimates involve judgment based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on our consolidated financial statements.  During the nine months ended December 31, 2006, there were no material changes to the matters discussed under the heading "Critical Accounting Policies" in Part II, Item 7 of Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2006; however, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No.123 (R), “Share-Based Payment” as described in Note 2 of Notes to the Consolidated Financial Statements for the nine months ended December 31, 2006.

Recent Accounting Developments

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), in July 2006.  FIN 48 clarifies previously issued FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and a measurement attribute in financial statements for tax positions taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, interim accounting, disclosure and transition and is effective for fiscal year 2008.  Legg Mason is evaluating the provisions of FIN 48 and cannot currently estimate the impact of adopting FIN 48 on its consolidated financial statements.

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

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements Nos. 87, 88, 106 and 132 (R)” (“SFAS 158”).  SFAS 158 requires an employer that is a business entity that sponsors one or more single-employer defined benefit plans to recognize the funded status of its plans on its balance sheet as of the balance sheet date.  SFAS 158 also requires gains or losses and prior service costs or credits that are not components of net periodic benefit costs to be cycled through other comprehensive income until recognized as net periodic benefit cost.  SFAS 158 has additional disclosure requirements and must be adopted by Legg Mason by March 31, 2007.  The adoption of SFAS 158 is not expected to have a significant impact on Legg Mason’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accountant Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”  (“SAB 108”), to eliminate diversity in how registrants quantify financial statement misstatements.  Prior to SAB 108, registrants have used one of two widely recognized methods to quantify financial statement misstatements: the “rollover” method or the “iron curtain” method.  The iron curtain method quantifies uncorrected misstatements based on the effects of correcting the misstatements existing in the balance sheet in the current year, irrespective of the year of origination of the misstatement.  The rollover method quantifies uncorrected misstatements based on the amount of misstatements originating in the current year income statement and ignores the effects of correcting the portion relating to balance sheet misstatements from prior years.    SAB 108 requires that a registrant consider both the iron curtain and rollover methods when evaluating uncorrected misstatements.  As such, uncorrected misstatements previously deemed to be immaterial under one method, may now be material under the new “dual approach” and require correction in the current year financial statements.  SAB 108 has additional disclosure requirements and must be adopted by Legg Mason by March 31, 2007.  Legg Mason is evaluating its adoption of SAB 108, but does not anticipate any impact on its consolidated financial statements.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

During the quarter ended December 31, 2006, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Item 4.    Controls and Procedures

As of December 31, 2006, Legg Mason’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason’s disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason’s management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason’s disclosure controls and procedures were effective on a reasonable assurances basis.  There have been no changes in Legg Mason’s internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, Legg Mason’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.    Legal Proceedings

In October 2006, Legg Mason, Inc. and several of its officers, former officers and directors were named as defendants in two related civil actions filed in the U.S. District Court for the Southern District of New York.  The complaints allege that the defendants violated the Securities Exchange Act of 1934 by making misleading statements to the public and omitting certain material facts with respect to the acquisition of the Citigroup asset management business in order to artificially inflate the price of Legg Mason common stock.  The complaints seek certification of a class of shareholders who purchased Legg

Mason stock between June 24, 2005 and July 25, 2006 and seek unspecified damages.  On January 11, 2007, the two complaints were consolidated into a single legal action.  Legg Mason is waiting for an amended complaint to be filed in the consolidated action.  Legg Mason intends to defend the action vigorously.  Legg Mason cannot accurately predict the eventual outcome of the action at this point, or whether it will have a material adverse effect on Legg Mason.

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

We May Not Be Able to Continue our Growth

Our operating revenues increased 68.4% and 36.2% in the fiscal years ended March 31, 2006 and 2005, respectively, while over the same periods our diluted earnings per share from continuing operations increased 30.9% and 52.4%. There may be any number of factors that reduce our growth rate, potentially including the acquisition and integration of the CAM business or our increased size resulting from the acquisition.  Based on our operating revenues and earnings per share reported for the first three quarters of fiscal year 2007, our growth rates in fiscal 2007, excluding the impact of acquisitions, will be significantly lower than our recent historical growth rates.  Accordingly, there can be no assurance that in any future period we will be able to grow our business, or that our asset managers will be able to match their recent historical investment or operating performance, at historical levels or at currently anticipated levels.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We did not purchase any shares of Legg Mason common stock during the quarter ended December 31, 2006.  We may purchase up to 666,200 shares of Legg Mason common stock under a Board or Directors authorization to purchase up to 3 million shares of Legg Mason common stock in open market purchases that was announced on October 23, 2001.  There was no expiration date attached to the authorization.

Item 6. Exhibits

3.1	Articles of Incorporation of Legg Mason (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

3.2	By-laws of Legg Mason as amended and restated January 23, 2007 (incorporated by reference to Legg Mason, Inc.’s Current Report on Form 8-K for the event on January 23, 2007)

12	Computation of consolidated ratios of earnings to fixed charges

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGG MASON, INC.
(Registrant)

DATE: February 7, 2007	/s/Raymond A. Mason
Raymond A. Mason
Chairman and
Chief Executive Officer

DATE: February 7, 2007	/s/Charles J. Daley, Jr.
Charles J. Daley, Jr.
Senior Vice President,
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Legg Mason (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

3.2	By-laws of Legg Mason as amended and restated January 23, 2007 (incorporated by reference to Legg Mason, Inc.’s Current Report on Form 8-K for the event on January 23, 2007)

12	Computation of consolidated ratios of earnings to fixed charges

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002