Form 10-K
period 2007-03-31
LEGG MASON INC
filed 2007-05-30
CIK 704051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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

As of September 30, 2006, the aggregate market value of the registrant’s voting stock, consisting of the registrant’s common stock and the exchangeable shares discussed below, held by non-affiliates was $13,007,406,045.

As of May 21, 2007, the number of shares outstanding of the registrant’s common stock was 131,790,065. In addition, on that day, a subsidiary of the registrant had outstanding 2,060,522 exchangeable shares that are convertible on a one-for-one basis at any time into shares of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on July 19, 2007 are incorporated by reference into Part III of this Report.

PART I

ITEM 1. BUSINESS.

General

Legg Mason is a global asset management company. Acting through our subsidiaries, we provide investment management and related services to institutional and individual clients, company-sponsored mutual funds and other investment vehicles. We offer these products and services directly and through various financial intermediaries. We divide our business into three divisions: Managed Investments; Institutional; and Wealth Management. Within each of our divisions, we provide our services through a number of asset managers, each of which is an individual business that generally markets its products and services under its own brand name.

Legg Mason, Inc. was incorporated in Maryland in 1981 to serve as a holding company for its brokerage and related subsidiaries. The predecessor companies to Legg Mason trace back to Legg & Co., a Maryland-based broker-dealer formed in 1899. Our subsequent growth has occurred primarily through internal expansion and the acquisition of asset management and broker-dealer firms. In December 2005, Legg Mason completed a transaction in which it sold its broker-dealer businesses to concentrate on the asset management industry. See “Business Developments During the Fiscal Year Ended March 31, 2007 — Integration of CAM Business.”

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

Business Developments During the Fiscal Year Ended March 31, 2007

During fiscal year 2007, we have worked to integrate the asset management business we acquired on December 1, 2005 from Citigroup Inc. In addition, during the fiscal year we experienced growth in our assets under management and business.

Integration of CAM Business

On December 1, 2005, we acquired the Citigroup subsidiaries that constituted substantially all of Citigroup’s worldwide asset management business, which we refer to as the “CAM” business. In the transaction, we transferred to Citigroup, among other things, our subsidiaries that constituted our private client and capital markets brokerage business. As of the closing of the strategic transaction, CAM managed assets with a market value of approximately $408.6 billion. This number excludes certain assets that CAM managed but did not expect to retain long-term. Of

CAM’s assets under management, approximately 35% were equity assets, including assets in balanced accounts, approximately 30% were fixed income assets and approximately 35% were liquidity assets.

During fiscal 2007, we substantially completed the integration of the CAM business into our asset managers, where appropriate. Substantially all of CAM’s U.S. and international fixed income asset management business, including providing advisory services to the fixed income funds that had been sponsored by CAM, has been integrated into Western Asset Management Company. Most of the U.S. equity asset management business of CAM has been combined to create ClearBridge Advisors. ClearBridge Advisors also provides advisory services to a majority of the equity mutual funds that had been sponsored by CAM. CAM’s portfolio implementation and client servicing team for retail separately managed account programs has been moved to a new subsidiary, Legg Mason Private Portfolio Group. Together with our asset managers, who determine the securities to be purchased and sold for client accounts, Legg Mason Private Portfolio Group provides equity and fixed income asset management services to retail separately managed account programs. Most of CAM’s non-U.S. equity asset management business has been combined with a legacy equity asset management business to create our Legg Mason International Equities business. A portion of CAM’s domestic and international equity asset management business has also been integrated into Batterymarch Financial Management. In addition to these business transitions, we have substantially completed the integration of CAM’s administrative functions, including the transition of many of the technology systems supporting the CAM business into our systems.

In addition to the integration of the CAM business, we have completed a realignment of our mutual funds complex, primarily the funds that had been sponsored by the CAM business. This realignment has included renaming most of the funds that had been sponsored by CAM as the Legg Mason Partners Funds, re-domiciling most of the mutual funds in the Legg Mason Partners Funds family, consolidating the different boards of directors of the Legg Mason Partners Funds and liquidating and merging mutual funds with similar investment strategies to reduce the total number of mutual funds in the Legg Mason Partners Funds family by approximately 25%. This mutual funds realignment was completed by May 1, 2007, and all fund counts in this Report give effect to the realignment.

Other Developments

During the fiscal year ended March 31, 2007, we experienced growth in our assets under management and business. Our assets under management as of March 31, 2007 were $968.5 billion, a 12% increase over our managed assets as of March 31, 2006. Most of this growth was attributable to increases in fixed income and liquidity assets. Our revenues in fiscal year 2007 were $4.3 billion, a 64% increase from our revenues in fiscal year 2006, while our fiscal year 2007 earnings per share from continuing operations was $4.48, a 34% increase from our earnings per share from continuing operations in fiscal year 2006. Most of the increase in our revenues and earnings was attributable to the inclusion of a full year’s results of the CAM business and Permal Group, both of which were acquired during fiscal year 2006. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

See “Item 8. Financial Statements and Supplementary Data” for the revenues, net income and assets of the company, which operates in a single reportable business segment. See Note 18 of Notes to Consolidated Financial Statements in Item 8 of this Report for our revenues and pre-tax earnings generated in, and our long-lived assets (consisting of intangible assets and goodwill) located in, each of the principal geographic areas in which we conduct business.

Business Overview

Acting through our subsidiaries, we provide investment management and related services to institutional and individual clients, company-sponsored investment funds and retail separately managed account programs. Operating from asset management offices primarily located in the United States, but also located in a number of countries worldwide, our businesses provide a broad array of investment management products and services. We offer these products and services directly and through various financial intermediaries. Our investment advisory services include discretionary and non-discretionary management of separate investment accounts in numerous investment styles for institutional and individual investors. Our investment products include proprietary mutual funds ranging from money market and other liquidity products to fixed income and equity funds managed in a wide variety of investment styles, other domestic and offshore funds offered to both retail and institutional investors and funds-of-hedge funds. We believe that our asset managers’ diversification across asset classes, investment styles and distribution channels helps to mitigate our exposure to the risks created by changing market environments.

Our subsidiary asset managers primarily earn revenues by charging fees for managing the investment assets of clients. Fees are typically calculated as a percentage of the value of assets under management and vary with the type of account managed, the asset manager and the type of client. Accordingly, the fee income of each of our asset managers will typically increase or decrease as its average assets under management increases or decreases. We may also earn performance fees from certain accounts if the investment performance of the assets in the account meets or exceeds a specified benchmark during a measurement period. For the fiscal years ended March 31, 2007, 2006 and 2005, $142.2 million, $101.6 million and $48.9 million, respectively, of our $3.6 billion, $2.2 billion and $1.3 billion in investment advisory revenues from continuing operations represented performance fee revenues. Increases in assets under management generally result from inflows of additional assets from new and existing clients and from appreciation in the value of client assets (including investment income earned on the client assets). Conversely, decreases in assets under management generally result from client redemptions and withdrawals and from asset value depreciation. Our assets under management may also increase as a result of acquisitions, or decrease as a result of dispositions.

As of March 31 of each of the last three years, we had the following aggregate assets under management (in billions, except percents):

	Assets Under Management	Equity Assets	% of Total in Equity Assets	Fixed Income Assets	% of Total in Fixed Income Assets	Liquidity Assets	% of Total in Liquidity Assets
2007	$968.5	$338.0	34.9%	$470.9	48.6%	$159.6	16.5%
2006	867.6	324.9	37.5	410.6	47.3	132.1	15.2
2005*	374.5	144.7	38.6	220.9	59.0	8.9	2.4

*	Certain accounts totaling $12.5 billion with average maturities in excess of 90 days are included in Fixed Income, rather than Liquidity, to conform to current period presentation.

Our asset management business has had strong growth over the last ten years. During that period, our assets under management have grown from $43.8 billion, including assets under management in businesses that were subsequently sold, to $968.5 billion and our investment advisory fee revenues have grown from $208.2 million, including revenues generated by businesses that were subsequently sold, to $3.6 billion. This growth in our business has occurred through both internal growth and strategic acquisitions of asset management businesses. During that ten-year period, the percentages of our revenues and profits generated by our asset management business also increased steadily, and since the December 1, 2005 closing of the strategic transaction with Citigroup, asset management has been our sole business. We have also sought to grow our asset management business internationally, and, as a result, $324 billion, or 33%, of our assets under management at March 31, 2007 were managed on behalf of clients domiciled outside the United States. In reporting our assets managed on behalf of clients domiciled outside the United States, assets in funds are categorized based on the domicile of the funds. It is our strategy to continue to grow our business through both internal growth and, from time to time, acquisitions of asset management businesses.

We believe that market conditions and our investment performance will be critical elements in our attempts to grow our assets under management and business. When securities markets are strong and increasing, our assets under management will tend to increase because of market growth, resulting in increased asset management revenues. Similarly, if we can produce strong investment results, our assets under management will tend to increase as a result of the investment performance. In addition, strong market conditions or strong relative investment performance can result in increased inflows in assets from existing and new clients. Conversely, in periods when securities markets are weak or declining, or when we have produced poor investment performance, absolute or relative, it is likely to be more difficult to grow our assets under management and business and, in such periods, our assets under management and business are more likely to decline.

We generally manage the accounts of our clients pursuant to written investment management contracts between the client and the asset manager. These contracts usually specify the management fees to be paid by the client and the investment strategy for the account, and are generally terminable by either party on relatively short notice. Typically, investment management contracts may not be assigned (including as a result of transactions, such as a direct or indirect change of control of the asset manager, that would constitute an assignment under the Investment Advisers Act of 1940) without the prior consent of the client. When the asset management client is a registered mutual fund or closed-end fund (whether or not one of our asset managers has sponsored the fund), the fund’s board of directors generally must annually approve the investment management contract, and any material changes to the contract or assignment of the contract (including as a result of transactions that would constitute an assignment under the Investment Company Act of 1940) must be approved by the investors in the fund.

We conduct our business primarily through 14 asset managers. Our asset managers are individual businesses, each of which generally focuses on a portion of the asset management industry in terms of the types of assets managed (primarily equity or fixed income), the types of products and services offered, the investment styles utilized, the distribution channels used and the types and geographic locations of its clients. Each asset manager is housed in one or more different subsidiaries, the voting stock of all of which, except for the joint ventures discussed below, is directly or indirectly wholly owned by Legg Mason. Each of our asset managers is generally operated as a separate business, in many cases with certain administrative and distribution functions being provided by the parent company and other affiliates, that typically markets its products and services under its own brand name. Consistent with this approach, we have in place revenue sharing agreements with Legg Mason Capital Management; Royce & Associates; Western Asset Management Company; Brandywine Global Investment Management; Batterymarch Financial Management; Private Capital Management; Barrett Associates; Bartlett & Co.; and Permal Group and/or certain of their key officers. Pursuant to these revenue sharing agreements, a specified percentage of the asset manager’s revenues (or, in certain cases, net revenues) is required to be distributed to us and the balance of the revenues (or net revenues) is retained to pay operating expenses, including salaries and bonuses, but excluding certain non-cash expenses such as equity awards and amortization of acquired intangible assets, with specific expense and compensation allocations being determined by the asset manager’s management, subject to corporate management approval. Although the revenue sharing agreements impede our ability to increase the profit margins of these businesses, we believe the agreements are important because they provide management of the businesses with incentives to (i) grow the asset managers’ revenues, since management is able to participate in the revenue growth through the portion that is retained; and (ii) control operating expenses, which will increase the portion of the retained revenues that is available to fund growth initiatives and for incentive compensation.

We divide our business into three divisions: Managed Investments (formerly known as Mutual Funds/Managed Services), Institutional and Wealth Management. Managed Investments includes our asset managers that are primarily engaged in providing investment advisory services to proprietary investment funds or to retail separately managed account programs, and the proprietary funds management operations of our other asset managers. Our Institutional managers are our asset managers that primarily focus on providing asset management services to institutional clients. Our Wealth Managers are our asset managers that primarily focus on providing asset management services (either directly or through funds) to high net worth individuals and families and endowments. One of our Managed Investments managers, Legg Mason Capital Management, also provides asset management services to institutions, and the managed assets and revenues of this portion of its business are included in our Institutional division. There is overlap among the three groups of asset managers as many of our Wealth Managers and Institutional asset managers, particularly Western Asset Management, manage proprietary funds that are part of the Managed Investments division. In addition, each asset manager may also provide asset management services to other types of clients, and the managed assets and revenues for these services are included in the asset manager’s division. For example, many of our Wealth Managers provide asset management services to institutional clients as well as individuals, families and endowments.

Our assets under management by division (in billions) as of March 31 of each of the three years indicated below were as follows:

	2007	2006	2005*
Managed Investments	$403.2	$356.5	$71.4
Institutional	496.3	444.8	254.1
Wealth Management	69.0	66.3	49.0

Total	$968.5	$867.6	$374.5

*	$6.5 billion in managed assets have been reclassified from Managed Investments to Institutional.

Managed Investments includes all assets in our proprietary investment funds (except funds managed by Permal), all assets in retail separately managed account programs managed by ClearBridge Advisors and all assets in separate accounts managed by Royce & Associates and ClearBridge Advisors. Institutional includes all assets managed by our Institutional managers (other than assets in proprietary funds) and assets managed by the institutional business of Legg Mason Capital Management. Wealth Management includes all assets managed by our Wealth Managers (other than assets in proprietary funds) and fund assets managed by Permal. In addition, assets under management by the Institutional and Wealth Management divisions as of March 31, 2005 include assets managed by subsidiaries that were not part of our asset management business and have since been sold.

For the fiscal years ended March 31, 2007, 2006 and 2005, our aggregate operating revenues were $4.3 billion, $2.6 billion and $1.6 billion, respectively. Our operating revenues by division (in millions) in each of those fiscal years were as follows:

	2007	2006*	2005*
Managed Investments	$2,444.4	$1,364.0	$740.5
Institutional	970.0	717.6	501.8
Wealth Management	929.3	563.6	328.4

Total	$4,343.7	$2,645.2	$1,570.7

*	Fiscal years 2006 and 2005 include reclassifications of approximately $29.4 million and $13.6 million, respectively, from the Institutional division, and $4.6 million and $2.9 million, respectively, from the Wealth Management division, to the Managed Investments division to reflect a change whereby the revenues generated by all proprietary funds, except those managed by Permal, are included in the Managed Investments division.

In reporting our operating revenues by division, we include in each division all revenues of the asset managers within the division, except that revenues earned for providing investment advisory services to proprietary funds by all managers other than Permal are included in our Managed Investments division. Revenues from Legg Mason Capital Management are divided so that the revenues from their mutual funds business are credited to the Managed Investments division and the revenues from their institutional business are credited to the Institutional division. The Managed Investments division also includes revenues for certain administrative, marketing, sales and distribution services provided to proprietary mutual funds.

Managed Investments Division

In our Managed Investments division, we sponsor and manage domestic and international equity, fixed income and money market mutual funds, as well as closed-end funds and other proprietary funds. Our Managed Investments division includes the following asset managers: ClearBridge Advisors, Legg Mason Capital Management (excluding its institutional business) and Royce & Associates. This division also includes the proprietary funds operations of our other asset managers (except Permal Group), particularly Western Asset Management, and our U.S. mutual fund and offshore fund administrative and distribution activities. This division sponsors and manages four groups of U.S.

mutual funds: the Legg Mason Partners Funds (which, for purposes of this Report, include the mutual and closed-end funds previously sponsored by the CAM business regardless of whether the names of the funds have been changed to Legg Mason Partners), the Legg Mason Funds, The Royce Funds and the Western Asset Funds; provides investment advisory services to a number of retail separately managed account programs, including programs that utilize the portfolio implementation services of Legg Mason Private Portfolio Group; and sponsors and distributes a number of funds that are domiciled outside the United States. For the fiscal years ended March 31, 2007, 2006 and 2005, our Managed Investments division generated aggregate revenues of $2.4 billion, $1.4 billion and $740.5 million, respectively.

As of March 31, 2007 and 2006, our Managed Investments division managed assets with a value of $403.2 billion and $356.5 billion, respectively. As of March 31, 2007, 51% of the assets managed by this division were in fixed income and liquidity funds managed by Western Asset Management, 28% of the assets managed by this division were managed by ClearBridge Advisors, 9% were managed by Legg Mason Capital Management and 8% were managed by Royce & Associates. The growth in assets managed by this division during the fiscal year was driven by approximately equal positive aggregate net client cash flows and asset appreciation. Of the assets managed by this division at March 31, 2007, approximately 63% was in U.S. mutual funds, approximately 21% was in offshore and other funds and approximately 12% was in retail separately managed accounts. The remaining assets managed by this division were in other products, primarily institutional separate accounts.

United States Mutual Funds

Our mutual funds business primarily consists of four groups of proprietary mutual and closed-end funds, the Legg Mason Partners Funds, the Legg Mason Funds, The Royce Funds and the Western Asset Funds. The Legg Mason Partners Funds and the Legg Mason Funds invest in a wide range of domestic and international equity and fixed income securities utilizing a number of different investment styles. The Royce Funds invest primarily in small-cap company stocks using a value investment approach. The Western Asset Funds invest primarily in fixed income securities.

The Legg Mason Partners Funds include 104 mutual funds and 23 closed-end funds in the United States. We have completed a realignment of the Legg Mason Partners Funds that included reducing the number of funds in the family by approximately 25% and renaming most of the funds. The mutual and closed-end funds within the Legg Mason Partners Funds include 52 equity funds (including balanced funds) that invest in a wide spectrum of equity securities utilizing numerous investment styles, including large- and mid-cap growth funds, international funds and sector funds. The fixed income and liquidity mutual and closed-end funds within the Legg Mason Partners Funds include 75 funds that offer a similarly wide variety of investment strategies and objectives, including income funds, investment grade funds and municipal securities funds. Many of our asset managers provide investment advisory services to the Legg Mason Partners Funds. As of March 31, 2007 and 2006, the Legg Mason Partners Funds included $163.0 billion and $150.9 billion in assets, respectively, in their mutual funds and closed-end funds, of which approximately 31% and 35%, respectively, were equity assets, approximately 13% and 16%, respectively, were fixed income assets and approximately 56% and 49%, respectively, were liquidity assets.

The Legg Mason Funds consist of 16 mutual funds, all of which are managed by our subsidiary asset managers. Of these funds, six invest primarily in taxable or tax-free fixed income securities, eight invest primarily in domestic equity securities and two invest primarily in international equity securities. Investment objectives for the Legg Mason Funds range from capital appreciation to current income. Equity investment strategies may emphasize large-cap, mid-cap or small-cap investing. In addition to Legg Mason Capital Management and the joint venture discussed below, our other asset managers that manage Legg Mason Funds are Western Asset Management Company (4 funds), Legg Mason Investment Counsel & Trust Company (1 fund), Batterymarch Financial Management (3 funds) and Brandywine Global Investment Manager (3 funds). As of March 31, 2007 and 2006, the Legg Mason Funds included $36.1 billion and $34.7 billion in assets, respectively, of which approximately 97% were equity assets and approximately 3% were fixed income assets. The largest of the Legg Mason Funds is Legg Mason Value Trust, Inc., which had $20.1 billion in assets as of March 31, 2007.

The Royce Funds consist of 22 mutual funds and three closed-end funds, most of which invest primarily in small-cap company stocks. Each of these funds seeks long-term appreciation of capital using a value approach. The funds differ in their approaches to investing in small or micro-cap companies and the universe of securities from which they can select. As of March 31, 2007 and 2006, The Royce Funds included $30.3 billion and $26.4 billion in assets, respectively, substantially all of which were equity assets. The Royce Funds are primarily distributed through non-affiliated funds supermarkets, non-affiliated wrap programs, and direct distribution. In addition, two of the portfolios in The Royce Funds are distributed only through insurance companies.

Our mutual funds business also includes the Western Asset Funds, a proprietary family of nine U.S. mutual funds that are marketed primarily to institutional investors and retirement plans. Western Asset Management Company sponsors these funds and manages them using a team approach under the supervision of Western Asset’s investment committee. The funds primarily invest in fixed income securities. The Western Asset Funds also include four closed-end funds. The Western Asset Funds are marketed to institutional investors primarily through our institutional funds marketing group. As of March 31, 2007 and 2006, the Western Asset Funds included $23.0 billion and $15.6 billion in assets, respectively.

Retail Separately Managed Account Programs

Through Legg Mason Private Portfolio Group and our other asset managers, we are a leading provider of asset management services to retail separately managed account programs, such as wrap programs. These programs typically allow securities brokers or other financial intermediaries to offer their clients the opportunity to choose from a number of asset management services pursuing different investment strategies provided by one or more asset managers, and generally charge an all-inclusive fee that covers asset management, trade execution, asset allocation and custodial and administrative services. We provide investment management services to a number of retail separately managed account programs. Our retail separately managed account services are distributed through programs sponsored by Citigroup’s distributors as well as other financial institutions. Certain of our other asset managers, including several of our Institutional managers, also provide investment advisory services to retail separately managed account programs. The assets and revenues of our separately managed account program services are included in the division containing the asset manager that provides the services.

Offshore and Other Funds

Our Managed Investments division also includes numerous proprietary funds that are domiciled outside the United States and are sponsored and distributed by several of our subsidiaries. These funds are domiciled in countries around the world, including Ireland, Luxembourg, the United Kingdom, Poland, Hong Kong, Singapore, Japan, Australia, Chile, Brazil, Canada, the Cayman Islands and the Netherlands Antilles. Our non-U.S. funds include equity, fixed income, money market and balanced funds that are primarily managed or sub-advised by Legg Mason Capital Management, Legg Mason International Equities, ClearBridge Advisors, Western Asset Management, Batterymarch Financial Management, Royce & Associates, Private Capital Management and Brandywine. These funds are offered for sale only outside of the United States to non-U.S. persons and are a means of making our asset management capabilities available to investors around the world. As of March 31, 2007, we sponsored and managed over 200 of these non-U.S. funds, which had an aggregate of approximately $80 billion in assets.

Distribution

Our Managed Investments distribution groups distribute and support our U.S. mutual and closed-end funds, offshore funds and our retail separately managed account program business. In general, our Managed Investments distributors are housed in separate subsidiaries from our asset managers and are managed by different officers.

Our Managed Investments distributors include our U.S. mutual fund support and distribution operations. These operations support and distribute the Legg Mason Partners Funds and the Legg Mason Funds, and include our mutual fund wholesalers and our institutional funds marketing group. Our mutual fund wholesalers distribute the

Legg Mason Partners Funds and the Legg Mason Funds through a number of third party distributors. The Legg Mason Partners Funds are principally distributed to retail investors through Citigroup’s distribution businesses, primarily its retail brokerage business. A number of other distributors also sell these funds. The Legg Mason Funds, which prior to the closing of the strategic transaction with Citigroup were principally distributed by our former private client business, are also currently primarily distributed to retail investors by Citigroup’s distribution businesses. Pursuant to a Global Distribution Agreement we entered with Citigroup, Citigroup has agreed to distribute certain of our asset management products and services, including the Legg Mason Funds and the Legg Mason Partners Funds, through its various distribution businesses, and we have agreed that, subject to a few exceptions, Citigroup’s retail securities brokerage will be the exclusive retail distributor of the Legg Mason Funds that are managed by Legg Mason Capital Management for a period of up to three years. The majority of the aggregate assets managed by our Managed Investments division were distributed through Citigroup’s various distribution businesses. Our institutional funds marketing group distributes institutional share classes of the Legg Mason Partners Funds and the Legg Mason Funds to institutional clients and also distributes variable annuity sub-advisory services provided by our asset managers to insurance companies. Our institutional liquidity funds are primarily distributed by Western Asset’s distributors. The Royce Funds are distributed primarily by Royce & Associates and not by our wholesaling group.

Our distributors also distribute and provide administrative support to our offshore funds. Much of our international distribution is conducted under the Legg Mason Investments brand name.

In addition to distributing funds, our wholesalers also distribute our retail separately managed account services. These services are provided through programs sponsored by Citigroup’s distributors as well as other financial institutions.

Asset Managers In this Division

ClearBridge Advisors is an equity asset management firm based in New York, New York that also has an office in San Francisco, California. ClearBridge Advisors provides asset management services to 39 of the equity funds (including balanced funds) in the Legg Mason Partners Funds, to retail separately managed account programs and, primarily through separate accounts, to institutional clients. ClearBridge also sub-advises domestic mutual funds that are sponsored by third parties. ClearBridge offers a diverse array of investment styles and disciplines, designed to address a range of investment objectives. Significant ClearBridge investment styles include large cap growth and core equity management. In managing assets, ClearBridge generally utilizes a bottom-up, primary research intensive, fundamental approach to security selection that seeks to identify companies with the potential to provide solid economic returns relative to their risk-adjusted valuations.

Legg Mason Capital Management is an equity asset management business based in Baltimore, Maryland that manages both institutional separate accounts and mutual funds. Legg Mason Capital Management, the primary equity advisor to the Legg Mason Funds, manages four of the equity funds in the Legg Mason Funds family and one fund in the Legg Mason Partners Funds family. Legg Mason Capital Management also sub-advises the mutual fund managed by the joint venture described below and investment products sponsored by our other subsidiaries. Applying the principles of value investing, Legg Mason Capital Management’s investment process uses a variety of techniques to develop an estimate of the worth of a business over the long term. The objective is to identify companies where the intrinsic value of the business is significantly higher than the current market value.

We and one of our employees each own 50% of a consolidated joint venture subsidiary that serves as investment manager of one equity fund, Legg Mason Opportunity Trust, within the Legg Mason Funds family. All of the assets managed by this joint venture, $7.2 billion at March 31, 2007, are included in our assets under management.

Royce & Associates, LLC is investment advisor to all of The Royce Funds. In addition, Royce & Associates also manages other accounts, primarily institutional, that generally invest in small-cap company stocks, using a value approach. Royce & Associates’ stock selection process seeks to identify companies with strong balance sheets and the ability to generate free cash flow. Royce & Associates pursues securities that are priced below its estimate of the company’s current worth.

In addition to these asset managers, a number of our Institutional asset managers and Wealth Managers also manage proprietary funds that are part of this division. In particular, Western Asset Management Company, one of our Institutional managers, operates a large mutual and other proprietary fund business. Western Asset manages the fixed income and liquidity funds in the Legg Mason Partners Funds, manages four of the Legg Mason Funds and sponsors and manages the Western Asset Funds.

Institutional Division

Our Institutional division includes our asset managers that primarily provide asset management services to institutional clients and the institutional business of Legg Mason Capital Management. These asset managers manage a wide range of domestic, international and global equity, balanced, fixed income and cash management portfolios for their domestic and international institutional clients. Our domestic and international institutional clients include pension and other retirement plans, corporations, insurance companies, endowments and foundations and governments. All of these asset managers also manage proprietary funds that are included in our Managed Investments division. For the fiscal years ended March 31, 2007, 2006 and 2005, the asset managers in our Institutional division generated aggregate revenues of $970.0 million, $717.6 million and $501.8 million, respectively, excluding revenues generated by these managers for managing proprietary funds.

As of March 31, 2007 and 2006, our Institutional asset managers managed assets with a value of $496.3 billion and $444.8 billion, respectively (excluding assets with a value of approximately $250 billion and $200 billion, respectively, in proprietary funds managed by these asset managers). Almost 79% of these assets were in fixed income or liquidity accounts managed by Western Asset Management, 9% were managed by Brandywine and 6% were managed by Legg Mason Capital Management. Similarly, approximately 77% of the growth in assets managed by these asset managers (excluding assets in proprietary funds managed by these asset managers) during fiscal year 2007 resulted from growth in fixed income assets managed by Western Asset. In addition, Brandywine, Batterymarch and Legg Mason Capital Management increased their managed assets during the fiscal year. Approximately 59% of the growth in these assets during the fiscal year resulted from asset appreciation, and the remainder resulted from positive aggregate net client cash flows.

United States Institutional Managers

Western Asset Management Company is a leading global fixed income asset manager for institutional clients. Western Asset operates globally; its United States operations are discussed in this section and its international operations are discussed below. Headquartered in Pasadena, California, Western Asset offers a broad range of products spanning the yield curve and encompassing the world’s major bond markets, including a suite of limited duration and core products, emerging market and high yield portfolios, municipal portfolios and a variety of sector-oriented and global products. Among the services Western Asset provides are management of separate accounts and management of mutual funds, closed-end funds and other structured investment products that are included in our Managed Investments division. Substantially all of the fixed income management business of CAM has been integrated into Western Asset, including CAM’s U.S. fixed income operations in New York, New York and Stamford, Connecticut and management of the fixed income and liquidity funds in the Legg Mason Partners Funds family.

Brandywine Global Investment Management, LLC manages equity and fixed income, including global and international fixed income, portfolios for institutional and, through wrap accounts, high net worth individual clients. Brandywine, based in Philadelphia, Pennsylvania, pursues a value investing approach in its management of both equity and fixed income assets.

Legg Mason Capital Management is an equity asset management business based in Baltimore, Maryland that manages both institutional separate accounts and mutual funds. Legg Mason Capital Management generally uses the same management style and approaches in managing both institutional accounts and mutual funds.

Batterymarch Financial Management, Inc. manages U.S., international and emerging markets equity portfolios for institutional clients. Based in Boston, Massachusetts, Batterymarch primarily uses a quantitative approach to asset management. The firm’s investment process for U.S. and international portfolios, other than emerging market portfolios, is designed to enhance the fundamental investment disciplines by using quantitative tools to process fundamental data. A portion of the equity asset management business that was acquired from Citigroup, including the “systematic equity” and “global equities” product lines, was integrated into Batterymarch.

Legg Mason Real Estate Investors, Inc. primarily sponsors and manages private investment vehicles that invest debt and equity in commercial real estate. Legg Mason Real Estate Investors is located in Los Angeles, California and currently manages three investment vehicles.

International Institutional Managers

Western Asset Management Company’s international operations were dramatically increased by the addition of substantially all of the CAM international fixed income management business. Western Asset now has asset management offices in the United Kingdom, Japan, Brazil, Australia, Singapore and China. Western Asset’s international fixed income business includes management of liquidity products and Asian, Japanese, Brazilian, European and United Kingdom local currency fixed income securities.

Legg Mason International Equities is an international equity manager that is a combination of operations that were previously part of the CAM business and a legacy equity management business in Singapore. Headquartered in London, England, Legg Mason International Equities also has investment management capabilities in New York, Tokyo, Hong Kong, Singapore, Melbourne, Sao Paulo and Warsaw. Legg Mason International Equities’ investment expertise spans the global emerging markets, Asia (including China and Japan), Australia, Central Europe and South America.

Legg Mason Canada was an institutional investment manager headquartered in Toronto, Canada. We have implemented a restructuring of Legg Mason Canada that resulted in Legg Mason Canada focusing on Canadian distribution of institutional funds and other products managed by our other asset managers. In the restructuring, Legg Mason Canada’s fixed income assets under management were transferred to Western Asset and Legg Mason Canada’s equity assets under management were transferred to Batterymarch. In addition, Legg Mason Canada’s individual investor asset management business was sold during fiscal year 2007.

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

Wealth Management Division

Our Wealth Management asset managers provide customized discretionary investment management services and products to high net worth individuals and families, endowments, foundations and institutions. Our Wealth Managers seek to provide these services in a manner that is tailored to meet our clients’ particular needs and objectives. In addition, this division includes Permal Group, which was acquired in November 2005 and is a global funds-of-hedge funds manager. For the fiscal years ended March 31, 2007, 2006 and 2005, our Wealth Managers generated aggregate revenues of $929.3 million, $563.6 million and $328.4 million, respectively, excluding revenues generated by these managers (other than Permal) for managing proprietary funds.

As of March 31, 2007 and 2006, our Wealth Managers managed assets with a value of $69.0 billion and $66.3 billion, respectively (excluding assets with a value of approximately $900 million and $700 million, respectively, in proprietary funds managed by these asset managers other than Permal). As of March 31, 2007, 44% of the assets managed by our Wealth Managers (excluding assets in proprietary funds managed by these asset managers other than Permal) were managed by Permal and 35% were managed by Private Capital Management. During the fiscal year, growth in assets managed by Permal was partially offset by a reduction in the aggregate assets managed by the other asset managers in this division, particularly Private Capital Management. The growth in assets managed by the asset managers in this division during the fiscal year (excluding assets in proprietary funds managed by these asset managers other than Permal) resulted from asset appreciation partially offset by negative aggregate net client cash flows and the sale of a portion of the business of one of our Wealth Managers.

We have conducted several restructurings and consolidations within our Wealth Managers, resulting in Legg Mason Investment Counsel & Trust Company being the corporate parent of Legg Mason Investment Counsel and Barrett Associates. As part of these restructurings, we have also agreed to sell two of our smaller managers — Berkshire Asset Management and our Bingham Legg Advisors joint venture with Bingham McCutchen LLP, a Boston-based law firm.

Traditional Wealth Managers

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

Legg Mason Investment Counsel & Trust Company, National Association is a national banking association with authority to exercise trust powers. Headquartered in Baltimore, Maryland, Legg Mason Investment Counsel & Trust Company provides services as a trustee for trusts established by our individual and employee benefit plan clients and manages fixed income and equity assets. Through a number of our asset managers, we provide asset management services for a significant portion of the assets held in Legg Mason Investment Counsel & Trust Company’s accounts.

Legg Mason Investment Counsel & Trust has two subsidiary asset managers. Legg Mason Investment Counsel, LLC manages equity, fixed income and balanced portfolios for high net worth individual and institutional clients and two funds in the Legg Mason Partners Funds. Legg Mason Investment Counsel is headquartered in Baltimore, Maryland and operates out of offices in New York, Chicago, Cincinnati, Philadelphia, and Bryn Mawr, Pennsylvania. Barrett Associates, Inc. is an equity asset manager for high net worth individuals and families, endowments and foundations that is based in New York, New York. Barrett delivers services through separately managed portfolios for individuals and institutions as well as through two proprietary mutual funds that are part of our Managed Investments division.

Bartlett & Co. manages balanced, equity and fixed income portfolios for high net worth individual and institutional clients and follows a value investment philosophy. Bartlett is based in Cincinnati, Ohio. Bartlett’s research and stock selection criteria emphasize a variety of fundamental factors, and Bartlett seeks to invest in companies that generally possess some combination of the following characteristics: financial strength, potential for growth of earnings and dividends, attractive profitability characteristics, sustainable competitive advantage and shareholder-oriented management.

Each of our traditional wealth managers retains its own investment style and operations, seeking to generate ongoing growth in its core business through direct new business efforts. These asset managers distribute their services through their own marketing efforts directly to high net worth investors and indirectly through financial intermediaries.

Funds-of-Hedge Funds Business

Effective as of November 1, 2005, we acquired Permal Group Ltd., a leading global funds-of-hedge funds management firm. Permal’s products include both directional and absolute return strategies, and are available through multi-manager and single manager funds, separately managed accounts and structured products sponsored by several large financial institutions. Permal selects from among thousands of investment managers and investment firms in designing portfolios that are intended to meet a wide variety of specific investment objectives, including global, regional, class and sector specific offerings. In managing its directional offerings, Permal’s objective is to participate significantly in strong markets, preserve capital in down or volatile markets and outperform market indices over a full market cycle with reduced risk and volatility. In managing its absolute return strategies, Permal seeks to achieve positive investment returns in all market conditions with low correlation to the overall equity markets.

Permal’s products and services are sold primarily outside the United States to non-U.S. high net worth investors through a network of financial intermediaries. Permal has developed strong relationships with its financial intermediaries, which has resulted in wide international distribution of Permal’s products and services.

Employees

At March 31, 2007, we had approximately 4,030 employees. None of our employees is covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory. However, competition for experienced asset management personnel is intense and from time to time we may experience a loss of valuable personnel. We recognize the importance to our business of hiring, training and retaining skilled professionals.

Competition

We are engaged in an extremely competitive business and are subject to substantial competition in all aspects of our business. Our competition includes, with respect to one or more aspects of our business, numerous international and domestic asset management firms and broker-dealers, mutual fund complexes, hedge funds, commercial banks, insurance companies, other investment companies and other financial institutions. Many of these organizations offer products and services that are similar to, or compete with, those we offer and have substantially more personnel and greater financial resources than we have. Some of these competitors have proprietary products and distribution channels that make it more difficult for us to compete with them. In addition, many of our competitors have long-standing and established relationships with distributors and clients. The principal competitive factors relating to our business are the quality of advice and services provided to investors, the performance records of that advice and service, the reputation of the company providing the services, the price of the services, the products and services offered and distribution relationships and compensation offered to distributors.

Competition in our business periodically has been affected by significant developments in the asset management industry. See “Item 1A. Risk Factors — Competition in the Asset Management Industry Could Reduce our Revenues and Net Income.”

Regulation

The asset management industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Our distribution activities also may be subject to regulation by self-regulatory authorities and state securities commissions in those states in which we conduct business. In addition, asset management firms may be subject to regulation by various foreign governments, securities exchanges, central banks and regulatory bodies, particularly in those countries where they have established offices. Due to the extensive laws and regulations to which we are subject, we must devote substantial time, expense and effort to legal and regulatory compliance issues.

Our U.S. asset managers are registered as investment advisors with the SEC and are also required to make notice filings in certain states. Virtually all aspects of the asset management business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to protect the asset management clients and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict an investment advisor from conducting its asset management business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, limitations on asset managers engaging in the asset management business for specified periods of time, the revocation of registrations, censures and fines. A regulatory proceeding, regardless of whether it results in a sanction, can require substantial expenditures and can have an adverse effect on our reputation or business. Regulators also have available a variety of informal enforcement mechanisms that could have a significant impact on our business.

During prior years, abuses by certain participants in the mutual fund industry, including activities relating to market timing, late trading and selective disclosure of portfolio holdings, prompted legislative and regulatory scrutiny of a wide range of fund-related activities. This scrutiny has resulted in the adoption or proposal of a number of new regulatory rules and legislative initiatives to increase regulatory oversight of the mutual fund and asset management industries. Over time, the cumulative effect of these actions may result in increased fund expenses, or lower management or other fees, and therefore adversely affect the revenues or profitability of mutual fund businesses.

Our asset managers also may be subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and related regulations, particularly insofar as they act as a “fiduciary” under ERISA with respect to benefit plan clients. ERISA and related provisions of the Internal Revenue Code impose duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of ERISA plan clients and certain transactions by the fiduciaries (and several other related parties) to the plans. In addition, Legg Mason Investment Counsel & Trust Company is regulated by the Office of the Comptroller of the Currency.

In our international business we have subsidiaries domiciled in the United Kingdom, Luxembourg, Poland, Chile, Brazil, Japan, China, Taiwan, Singapore, Canada and Australia that are subject to the laws of, and to supervision by governmental authorities in, these jurisdictions. Our international subsidiaries are also authorized or licensed to offer their products and services in several other countries around the world and thus are subject to the laws of, and to supervision by governmental authorities in, these additional countries. In addition, a subsidiary of Permal is a Bahamas bank regulated by the Central Bank of the Bahamas. Our offshore proprietary funds are subject to the laws and regulatory bodies of the jurisdictions in which they are domiciled and, for funds listed on exchanges, to the rules of the applicable exchanges. Certain of our funds domiciled in Ireland and Luxembourg are also registered for public sale in several countries around the world and are subject to the laws of, and supervision by the governmental authorities of, those countries. All of these non-U.S. governmental authorities generally have broad supervisory and disciplinary powers, including, among others, the power to set minimum capital requirements, to temporarily or permanently revoke the authorization to carry on regulated business, to suspend registered employees, and to invoke censures and fines for both the regulated business and its registered employees.

Our broker-dealer subsidiaries are subject to regulations that cover all aspects of the securities business. Much of the regulation of broker-dealers has been delegated to self-regulatory authorities, principally the National Association of Securities Dealers (the “NASD”). These self-regulatory organizations conduct periodic examinations of member broker-dealers in accordance with rules they have adopted and amended from time to time, subject to approval by the SEC. The SEC, self-regulatory authorities and state securities commissions may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. These administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and can have an adverse impact on the reputation or business of a broker-dealer. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of the regulated entity.

Net Capital Requirements

Our broker-dealer subsidiaries are subject to net capital rules that mandate that they maintain certain levels of capital. In addition, certain of our subsidiaries that operate outside the United States are subject to net capital or liquidity requirements in the jurisdictions in which they operate. For example, in addition to requirements in other jurisdictions, our United Kingdom-based subsidiaries and our Singapore-based subsidiaries are subject to the net capital requirements of the Financial Services Authority and the Monetary Authority of Singapore, respectively.

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

In addition, in the ordinary course of our business we may reduce or waive investment management fees, or limit total expenses, on certain products or services for particular time periods to manage fund expenses, or for other reasons, and to help retain or increase managed assets. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced. During the last 15 months, several of our key equity asset managers have not produced strong investment performance, on a relative basis, and, in some cases, an absolute basis, in certain products or accounts that they manage. These investment performance issues may have hindered the ability of these asset managers to grow their assets under management and revenues and, in some cases, have contributed to a reduction in their assets under management and revenues. There can be no assurance as to when, or if, these investment performance issues, or the resulting effects on the managers’ assets under management and revenues, will be resolved.

Unavailability of Appropriate Investment Opportunities Could Hamper our Investment Performance or Growth

An important component of investment performance is the availability of appropriate investment opportunities for new client funds. If any of our asset managers is not able to find sufficient investments for new client assets in a timely manner, the asset manager’s investment performance could be adversely affected. Alternatively, if one of our asset managers does not have sufficient investment opportunities for new funds, it may elect to limit its growth by reducing the rate at which it receives new funds. Depending on, among other factors, prevailing market conditions, the asset manager’s investment style, regulatory and other limits and the market sectors and types of opportunities in which the asset manager typically invests (such as less capitalized companies and other more thinly traded securities in which relatively smaller investments are typically made), the risks of not having sufficient investment opportunities may increase when an asset manager increases its assets under management, particularly when the increase occurs very quickly. A number of our asset managers, including Western Asset Management Company, Permal Group, Brandywine and Royce & Associates, have had relatively large increases in their assets under management in recent years. Royce & Associates primarily invests in small-cap and micro-cap companies, and four of The Royce Funds are currently closed to new investors. If our asset managers are not able to identify sufficient investment opportunities for new client funds, their investment performance or ability to continue to grow may be reduced.

Assets Under Management May Be Withdrawn, Which May Reduce our Revenues and Net Income

Our investment advisory and administrative contracts are generally terminable at will or upon relatively short notice, and investors in the mutual funds that we manage may redeem their investments in the funds at any time without prior notice. This risk is underscored by the fact that we have one international client that represents approximately 5% of our total assets under management (although it generates less than 3% of our operating revenues). Institutional and individual clients can terminate their relationships with us, reduce the aggregate amount of assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, changes in investment preferences of clients, changes in our reputation in the marketplace, changes in management or control of clients or third party distributors with whom we have relationships, loss of key investment management personnel and financial market performance. For example, in a declining stock market, the pace of mutual fund redemptions and withdrawal of assets from other accounts could accelerate. Poor investment performance generally or relative to other investment management firms tends to result in decreased purchases of fund shares, increased redemptions of fund shares, and the loss of institutional or individual accounts. A decrease in our assets under management may reduce our revenues and, if our revenues decline without a commensurate reduction in our expenses, reduce our net income.

Our Mutual Fund Management Contracts May Not Be Renewed, Which May Reduce our Revenues and Net Income

A substantial portion of our revenues comes from managing U.S. mutual funds. We generally manage these funds pursuant to management contracts with the funds that must be renewed and approved by the funds’ boards of directors annually. A majority of the directors of each mutual fund are independent from us. Although the funds’ boards of directors have historically approved each of our management contracts, there can be no assurance that the board of directors of each fund that we manage will continue to approve the fund’s management contract each year, or won’t condition its approval on the terms of the management contract being revised in a way that is adverse to us. If a mutual fund management contract is not renewed, or is revised in a way that is adverse to us, it could result in a reduction in our revenues and, if our revenues decline without a commensurate reduction in our expenses, our net income will be reduced.

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

Increases in Interest Rates Could Have Adverse Effects on our Fixed Income and Liquidity Assets Under Management

As of March 31, 2007, approximately 48.6% of our assets under management were fixed income assets and approximately 16.5% were liquidity assets. Increases in interest rates from their present levels may adversely affect the net asset values of these assets. In addition, in a rising interest rate environment institutional investors may shift liquidity assets that we manage in pooled investment vehicles to direct investments in the types of assets in which the pooled vehicles invest in order to realize higher yields. Furthermore, increases in interest rates may result in reduced prices in equity markets. Any of these effects could lower our assets under management and revenues and, if our revenues decline without a commensurate reduction in our expenses, our net income will be reduced.

Competition in the Asset Management Industry Could Reduce our Revenues and Net Income

The asset management industry in which we are engaged is extremely competitive and we face substantial competition in all aspects of our business. We compete with numerous international and domestic asset management firms and broker-dealers, mutual fund complexes, hedge funds, commercial banks, insurance companies, other investment companies and other financial institutions. Many of these organizations offer products and services that are similar to, or compete with, those offered by our asset managers and have substantially more personnel and greater financial resources than we do. Some of these competitors have proprietary products and distribution channels that make it more difficult for us to compete with them. In addition, many of our competitors have long-standing and established relationships with distributors and clients. From time to time, our asset managers also compete with each other for clients and assets under management. Our ability to compete may be adversely affected if our asset managers lose key employees or under-perform in comparison to relevant performance benchmarks or peer groups.

A sizable number of new asset management firms and mutual funds have been established in the last ten years, increasing our competition. In addition, the asset management industry has experienced consolidation as numerous asset management firms have either been acquired by other financial services firms or ceased operations. In many cases, this has resulted in firms with greater financial resources than we have. In addition, a number of heavily capitalized companies, including commercial banks and foreign entities have made investments in and acquired asset management firms. Access to mutual fund distribution channels has also become increasingly competitive. All of these factors could make it more difficult for us to compete, and no assurance can be given that we will be successful in competing and growing our assets under management and business. If clients and potential clients decide to use the services of competitors, it could reduce our revenues and growth rate, and if our revenues decrease without a commensurate reduction in our expenses, our net income will be reduced. In addition, our asset managers are not typically the lowest cost provider of asset management services. To the extent that we compete on the basis of price in any of our businesses, we may not be able to maintain our current fee structure in that business, which could adversely affect our revenues and net income.

Because we transferred our securities brokerage and capital markets businesses in the Citigroup transaction, our sole business is asset management. As a result, we may be more affected by trends and issues affecting the asset management business, such as industry-wide regulatory issues and inquiries, publicity about, and public perceptions of the industry and asset management industry market cycles, than other financial services companies that have more diversified businesses.

We May Not Be Able to Continue our Growth

Our operating revenues increased 64% and 68% in the fiscal years ended March 31, 2007 and 2006, respectively, while over the same periods our diluted earnings per share from continuing operations increased 34% and 31%. Most of this growth resulted from acquisitions and, in the absence of other acquisitions of the scale of the CAM and Permal transactions, we may not be able to match these growth rates through internal growth. There may be any number of factors that reduce our future growth rate, potentially including the acquisition of the CAM business, our increased size resulting from the acquisition or any of the other factors discussed in this Item 1A.

Accordingly, there can be no assurance that we will be able to continue to grow our business, or that our asset managers will be able to maintain their investment or operating performance, at historical levels or at currently anticipated levels.

If We Are Unable to Maintain our Fee Levels or If Our Asset Mix Changes, our Revenues and Margins Could Be Reduced

Our profit margins and net income are dependent in part on our ability to maintain current fee levels for the products and services that our asset managers offer. There has been a trend toward lower fees in some segments of the asset management industry, and no assurances can be given that we will be able to maintain our current fee structure. Competition could lead to our asset managers reducing the fees that they charge their clients for products and services. See “Competition in the Asset Management Industry Could Reduce our Revenues and Net Income.” In addition, our asset managers may be required to reduce their fee levels, or restructure the fees they charge, because of, among other things, regulatory initiatives or proceedings that are either industry-wide or specifically targeted or court decisions. For example, several firms in the mutual fund business have agreed to reduce the management fees that they charge registered mutual funds as part of regulatory settlements. A reduction or other change in the fees that our asset managers charge for their products and services will reduce our revenues and could reduce our net income. See “Item 1. Business — Regulation.”

Our assets under management can generate very different revenues per dollar of managed assets based on factors such as the type of asset managed – equity assets generally produce greater revenues than fixed income assets, the type of client – institutional clients generally pay lower fees than other clients, the type of asset management product or service provided and the fee schedule of the asset manager providing the service. A shift in the mix of our assets under management from higher revenue-generating assets to lower revenue-generating assets may result in a decrease in our revenues even if our aggregate level of assets under management remains unchanged or increases. We experienced such a shift in the mix of our assets under management to a modest extent during certain of the quarters in fiscal year 2007. A decrease in our revenues, without a commensurate reduction in expenses, will reduce our net income.

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

Acquisitions, including completed acquisitions, also pose the risk that any business we acquire may lose customers or employees or could under-perform relative to expectations. We could also experience financial or other setbacks if transactions encounter unanticipated problems, including problems related to execution or integration. Following the completion of an acquisition, we may have to rely on the seller to provide administrative and other support, including financial reporting and internal controls, to the acquired business for a period of time. There can be no assurance that the seller will do so in a manner that is acceptable to us.

The acquisition of the CAM business gave rise to all of the risks discussed above. Although the integration of the CAM business is substantially complete, unanticipated difficulties or costs related to the business or integration may still arise. In addition, there is no assurance that we will continue to receive the expected benefits of the CAM acquisition, including expected resulting cost savings. If we are unable to retain the key asset management personnel of the former CAM business, or the business’ client relationships and managed assets, it could adversely affect our business. Any of these risks could reduce our revenues or increase our expenses, which could adversely affect our net income.

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

Our broker-dealer subsidiaries and many of our foreign subsidiaries are subject to net capital or liquidity rules and requirements, which mandate that they maintain certain levels of capital. A significant operating loss or extraordinary charge against net capital may adversely affect the ability of these subsidiaries to expand or even maintain their present levels of business.

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

Our Business Involves Risks of Being Engaged in Litigation and Liability That Could Increase our Expenses and Reduce our Net Income

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

Legg Mason and two of its officers have been named as defendants in a civil action pending before the U.S. District Court for the Southern District of New York. The complaint alleges that the defendants violated the Securities Exchange Act of 1934 and the Securities Act of 1933 by making misleading statements to the public and omitting certain material facts with respect to the acquisition of the CAM business in a prospectus for a secondary offering and in other public statements in order to artificially inflate the price of Legg Mason common stock. The complaint seeks certification of a class of shareholders who purchased Legg Mason common stock between February 1, 2006 and October 10, 2006 and who purchased stock in a secondary public offering on or about March 9, 2006 and seeks unspecified damages. We intend to defend the action vigorously. We cannot accurately predict the eventual outcome of this action at this point and there can be no assurance that the action will not have a material adverse effect on Legg Mason.

Insurance May Not Be Available on a Cost Effective Basis to Protect us From Liability

We face the inherent risk of liability related to litigation from clients, third party vendors or others and actions taken by regulatory agencies. To help protect against these potential liabilities, we purchase insurance in amounts, and against risks, that we consider appropriate. There can be no assurance, however, that a claim or claims will be covered by insurance or, if covered, will not exceed the limits of available insurance coverage, that any insurer will remain solvent and will meet its obligations to provide us with coverage or that insurance coverage will continue to be available with sufficient limits at a reasonable cost. Over the last several years, insurance expenses have increased significantly and we expect further increases to be significant going forward. In addition, certain insurance coverage may not be available or may only be available at prohibitive costs. Renewals of insurance policies may expose us to additional costs through higher premiums or the assumption of higher deductibles or co-insurance liability.

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

Loss of Key Personnel Could Harm our Business

We are dependent on the continued services of a number of our key asset management personnel and our management team, including our Chief Executive Officer. The loss of any of such personnel without adequate replacement could have a material adverse effect on us. Moreover, since certain of our asset managers contribute significantly to our revenues and net income, the loss of even a small number of key personnel at these businesses could have a disproportionate impact on our overall business. Additionally, we need qualified managers and skilled employees with asset management experience in order to operate our business successfully. The market for experienced asset management professionals is extremely competitive and is increasingly characterized by the movement of employees among different firms. Due to the competitive market for asset management professionals and the success of some of our employees, our costs to attract and retain key employees are significant and will likely increase over time. From time to time we may work with key employees to revise revenue sharing and other employment-related terms to reflect current circumstances. In addition, since the investment track record of many of our products and services is often attributed to a small number of individual employees, and sometime one person, the departure of one or more of these employees could cause the business to lose client accounts or managed assets, which could have a material adverse effect on our results of operations and financial condition. If we are unable to attract and retain qualified individuals or our costs to do so increase significantly, our operations and financial results would be materially adversely affected.

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

We depend on our headquarters, the offices of our subsidiaries and our operations centers for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our asset managers, or an event disrupting the ability of our employees to perform their job functions, including terrorist attacks or a disruption involving electrical communications, transportation or other services used by us or third parties with whom we conduct business, directly affecting our headquarters, the offices of our subsidiaries or our operations centers may have a material adverse impact on our ability to continue to operate our business without interruption. Although we have disaster recovery programs in place, there can be no assurance that these will be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses.

Potential Impairment of Goodwill and Intangible Assets Could Increase Our Expenses and Reduce our Assets

At March 31, 2007, we had intangible assets of $4.4 billion and goodwill of $2.4 billion. Determining goodwill and intangible assets, and evaluating them for impairment, requires significant management estimates and judgment, including estimating value and assessing life in connection with the allocation of purchase price in the acquisition creating them. Our goodwill and intangible assets may become impaired as a result of any number of factors, including losses of investment management contracts or declines in the value of managed assets. Any impairment of goodwill or intangibles could have a material adverse effect on our results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Intangible Assets and Goodwill.”

Our Leverage May Affect our Business and May Restrict our Operating Results

At March 31, 2007, on a consolidated basis, we had approximately $1.1 billion in total indebtedness and total equity of $6.5 billion, and our goodwill and intangible assets exceeded our stockholders’ equity by $316.8 million. In addition, we may incur additional indebtedness in the future and, in this regard, have available credit facilities that are not currently being utilized. The level of our indebtedness could:

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

Performance-Based Fee Arrangements May Increase the Volatility of our Revenues

A portion of our investment advisory and related fee revenues is derived from performance fees. Our asset managers earn performance fees under certain client agreements if the investment performance in the portfolio meets or exceeds a specified benchmark. If the investment performance does not meet or exceed the investment return benchmark for a particular period, the asset manager will not generate a performance fee for that period and, if the benchmark is based on cumulative returns, the asset managers’ ability to earn performance fees in future periods may be impaired. Our performance fees have generally increased as a result of the November 2005 acquisition of Permal, which can earn substantial performance fees. During the fiscal years ended March 31, 2007, 2006 and 2005, $142.2 million, $101.6 million and $48.9 million, respectively, of our $3.6 billion, $2.2 billion and $1.3 billion in investment advisory revenues from continuing operations represented performance fee revenues. Performance fees may become more common in our industry. An increase in performance fees, or in performance-based fee arrangements with our clients, could create greater fluctuations in our revenues.

We Are Exposed to a Number of Risks Arising From our International Operations

Our asset managers operate in a number of jurisdictions outside of the United States on behalf of international clients. We have offices in numerous countries and many proprietary funds that are domiciled outside the United States. The acquisitions of CAM and Permal substantially increased our international business and operations. Our international operations require us to comply with the legal requirements of foreign jurisdictions, expose us to the political consequences of operating in foreign jurisdictions and subject us to expropriation risks, expatriation controls and potential adverse tax consequences which, among other things, make it more difficult to repatriate to the United States the cash that we generate outside the U.S. Our foreign business operations are also subject to the following risks:

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

Pursuant to a Global Distribution Agreement we entered with Citigroup, Citigroup has agreed to distribute certain of our asset management products and services, including the Legg Mason Funds and the Legg Mason Partners Funds, through its various distribution businesses, and we have agreed that, subject to a few exceptions, Citigroup’s retail securities brokerage will be the exclusive retail distributor of the Legg Mason Funds that are managed by Legg Mason Capital Management for a period of up to three years. The CAM business has historically relied upon Citigroup’s distribution businesses to be the primary distributor of its products and services, and we expect this reliance to continue for some time despite the fact that CAM is no longer under common ownership with the distributors. The majority of the aggregate assets managed by our Managed Investments division were distributed through Citigroup’s various distribution businesses. While the Citigroup and other distributors are compensated for distributing our products and services, there can be no assurances that we will be successful in distributing the Legg Mason Funds and our other products and services, including those managed or offered by ClearBridge and other former CAM businesses, through Citigroup’s distributors, that we will be successful in distributing our products and services through other third party distributors, or that the transfer of our retail securities brokerage and capital markets businesses will not have an adverse effect on our ability to distribute, or the costs of distributing, our products and services. If we are unable to distribute our products and services successfully, it will adversely affect our revenues and net income, and any increase in distribution related expenses could adversely affect our net income.

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

Our Entry into the Funds-of-Hedge Funds Business has Created a Number of Risks

Through our acquisition of Permal, we have entered into the international funds-of-hedge funds business, a portion of the asset management business in which we had not previously been engaged. The funds-of-hedge funds business and Permal have both grown rapidly over the last several years, and no assurances can be given that this growth will continue or these growth rates will be maintained. The funds-of-hedge funds business typically involves clients being charged fees on two levels — at the funds-of-funds level and at the underlying funds level. These fees may include management fees and performance fees. There is no assurance that this fee structure will continue to be acceptable to investors, that Permal will not be forced to change its fee structures by competitive or other pressures or that Permal’s fee structures will not hamper its growth. In addition, Permal may generate significant performance fees from time to time, which could increase the volatility of our revenues. See “Performance-Based Fee Arrangements May Increase the Volatility of our Revenues.” Because Permal operates in the funds-of-hedge funds business globally, it is exposed to a number of regulatory authorities and requirements in different jurisdictions.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We lease all of our office space. Our headquarters and certain other functions are located in an office building in Baltimore, Maryland in which we currently hold under lease approximately 385,000 square feet. However, we have entered into short-term subleases for approximately 135,000 square feet within the building. We have signed a lease to move our headquarters to a new building that will be built in Baltimore when the term of our current headquarters lease expires in September 2009. In the new headquarters building, we will lease approximately 325,000 square feet.

Our asset managers and other subsidiaries are housed in office buildings in 35 cities in 17 countries around the world. The largest of the leases include:

•

ClearBridge Advisors, Western Asset Management and our distribution and administrative services subsidiaries currently occupy approximately 95,000 square feet in an office building located in New York, New York. We have entered into a lease for approximately 200,000 square feet in a new office building in New York to which we plan to move these operations. When these operations move to the new office building, our current offices will be subleased to a third party;

•	Our distribution and administrative services subsidiaries occupy approximately 292,000 square feet in an office building located in Stamford, Connecticut; and

•	Western Asset Management Company’s headquarters is housed in an office building in Pasadena, California in which we occupy approximately 194,000 square feet.

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

In October 2006, Legg Mason and several of its officers, former officers and directors were named as defendants in two related civil actions filed in the U.S. District Court for the Southern District of New York. The two civil actions were consolidated and on April 16, 2007, the plaintiffs filed an amended complaint in the consolidated action. The amended complaint names only Legg Mason, two of its current officers and the underwriter in a secondary stock offering as defendants. The complaint alleges that the defendants violated the Securities Exchange Act of 1934 and the Securities Act of 1933 by making misleading statements to the public and omitting certain material facts with respect to the acquisition of the CAM business in a prospectus for a secondary stock offering and in other public statements in order to artificially inflate the price of Legg Mason common stock. The complaint seeks certification of a class of shareholders who purchased Legg Mason common stock between February 1, 2006 and October 10, 2006 and who purchased stock in a secondary public offering around March 9, 2006 and seeks unspecified damages. We intend to defend the action vigorously. We cannot accurately predict the eventual outcome of this action at this point and there can be no assurance that the action will not have a material adverse effect on Legg Mason.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

Information (not included in our definitive proxy statement for the 2007 Annual Meeting of Stockholders) regarding certain of our executive officers is as follows:

Peter L. Bain, age 48, was elected Senior Executive Vice President of Legg Mason in July 2004 and currently has primary responsibility for the businesses in our Institutional and Wealth Management divisions (other than our Institutional asset equity managers headquartered outside the U.S.). Mr. Bain became Executive Vice President of Legg Mason in July 2001 and was responsible for our administrative functions from July 2003 through December 2005. Mr. Bain previously served as head of our Wealth Management division from June 2000 through July 2003. From 1995 to 2000, Mr. Bain was a Managing Director of Berkshire Capital Corporation, a privately held investment bank, and from 1997 to 2000 he was a member of the Management Committee of that company.

F. Barry Bilson, age 54, was elected Senior Vice President of Legg Mason in October 1998. Mr. Bilson was Vice President-Finance of Legg Mason from June 1984 through October 1998. Mr. Bilson has served in various financial management capacities since joining us in 1981 and presently has responsibility for business development projects. Mr. Bilson is a certified public accountant.

Deepak Chowdhury, age 48, was elected Senior Vice President of Legg Mason in October 2003. Mr. Chowdhury has served in a number of capacities in our asset management business since joining us in 1997, including as head of our Wealth Management division from July 2003 through December 2005. He is presently the Chief Executive Officer of Legg Mason Investments, our non-U.S. fund distributor; and is responsible for our international marketing and distribution.

Charles J. Daley, Jr., age 45, was elected Chief Financial Officer of Legg Mason in July 2005, and Senior Vice President, Principal Financial Officer and Treasurer of Legg Mason in January 2002. He has served in a number of financial management capacities since joining us in 1988, including as Vice President of Legg Mason since July 1999 and as Controller of Legg Mason from July 2001 to July 2002. Mr. Daley is a certified public accountant.

Mark R. Fetting, age 52, was elected Senior Executive Vice President of Legg Mason in July 2004. Mr. Fetting had been Executive Vice President of Legg Mason since July 2001 and, from June 2000 until July 2001, he served as a Senior Advisor to Legg Mason. From 1991 to 2000, Mr. Fetting was Division President and Senior Officer of Prudential Financial Group, Inc., a financial services company. Mr. Fetting is primarily responsible for the businesses in our Managed Investments division. Mr. Fetting is a director of 16 funds within the Legg Mason Funds mutual funds complex and 25 funds within The Royce Funds mutual funds complex.

James W. Hirschmann III, age 46, was elected President of Legg Mason effective May 1, 2006 and Chief Operating Officer of Legg Mason on July 18, 2006. Mr. Hirschmann resigned his positions at Legg Mason effective April 24, 2007, although he continues to serve as Chief Executive Officer of Western Asset. Mr. Hirschmann has held a number of positions at Western Asset Management Company since joining the company in 1989, has been Chief Executive Officer of Western Asset since 1999 and was President of Western Asset from 1999 through May 2006.

Timothy C. Scheve, age 49, was elected Senior Executive Vice President of Legg Mason in July 2000. He had been Executive Vice President of Legg Mason since January 1998. Mr. Scheve has served in various capacities since joining us in 1984; he served as the head of our securities brokerage business from July 2003 through December 2005 and he presently has primary responsibility for our administrative functions and oversight of our Institutional equity asset managers headquartered outside the U.S.

Elisabeth N. Spector, age 59, was elected Senior Vice President of Legg Mason in January 1994. She has general responsibilities in business strategy.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of Legg Mason, Inc. common stock are listed and traded on the New York Stock Exchange (symbol LM). As of March 31, 2007, there were 1,911 holders of record of Legg Mason common stock. Information with respect to our dividends and stock prices is as follows:

	Quarter ended
	Mar. 31	Dec. 31	Sept. 30	June 30
Fiscal 2007
Cash dividend declared per share	$0.21	$0.21	$0.21	$0.18
Stock price range:
High	110.17	105.88	102.73	127.47
Low	93.16	84.40	81.05	92.07
Fiscal 2006
Cash dividend declared per share	$0.18	$0.18	$0.18	$0.15
Stock price range:
High	139.00	126.33	118.02	108.14
Low	116.00	100.00	99.75	69.82

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

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of March 31, 2007.

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	7,757,789	(1)	52.80	(2)	7,321,395	(3)(4)
Equity compensation plans not approved by stockholders	85,710	(5)	—	(6)	—	(7)

Total	7,843,499	(1)(5)	52.80	(2)(6)	7,321,395	(3)(4)(7)

(1)	Includes 824,121 shares of Legg Mason Common Stock (“Common Stock”) that are held in a trust pending distribution of phantom stock units. The phantom stock units, which are converted into shares of Common Stock on a one-for-one basis upon distribution, were granted to plan participants upon their deferral of compensation or dividends paid on phantom stock units. When amounts are deferred, participants receive a number of phantom stock units equal to the deferred amount divided by 90% to 95% of the fair market value of a share of Common Stock. Also includes 7,381 restricted stock units granted to non-employee directors as equity compensation that are converted into shares of Common Stock on a one-for-one basis upon distribution.

(2)	Does not include phantom stock units or restricted stock units that will be converted into Common Stock on a one-for- one basis upon distribution at no additional cost, but were acquired as described in footnote (1).
(3)	In addition, an unlimited number of shares of Common Stock may be issued under the Legg Mason & Co, LLC Deferred Compensation/Phantom Stock Plan upon the distribution of phantom stock units that may be acquired in the future as described in footnote (1).
(4)	3,175,158 of these shares may be issued under our omnibus equity plan as stock options, restricted or unrestricted stock grants or any other form of equity compensation. 556,232 of these shares may be issued under the Legg Mason, Inc. Equity Plan for Non-Employee Directors as stock options, grants of stock or restricted stock units. 3,590,005 of these shares may be purchased under our employee stock purchase plan, which acquires the shares that are purchased thereunder in the open market.
(5)	Includes 61,693 shares of Common Stock that are held in a trust pending distribution of phantom stock units. The phantom stock units, which are converted into shares of Common Stock on a one-for-one basis upon distribution, were granted to plan participants upon their deferral of compensation or dividends paid on phantom stock units or receipt of the right to receive deferred bonuses. When amounts were deferred, participants received a number of phantom stock units equal to the deferred amount divided by the fair market value, or 95% of the fair market value, of a share of Common Stock. Also includes 24,017 shares of Common Stock issuable under the Howard Weil Plan (as defined below).
(6)	Phantom stock units are converted into Common Stock on a one-for-one basis upon distribution at no additional cost, but were acquired as described in footnote (5). The Howard Weil Plan provides for the issuance of shares of Common Stock upon the occurrence of certain events at no additional cost to the recipient. However, these rights were acquired upon the recipients’ deferral of compensation or dividends on rights held with a value equal to the market value of the shares acquirable under the plan.
(7)	Effective December 1, 2005, we terminated all of our phantom stock and retention plans that had not been approved by our stockholders and commenced making distributions to participants thereunder. Under the terms of these plans, distributions will be made over a period of 1-3 years. Under the Howard Weil Plan, 24,017 shares of Common Stock are currently held in a trust to be issued under the plan. However, dividends on these shares are reinvested in the right to receive additional shares of Common Stock, which are purchased in the market to fulfill this obligation.

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

Legg Mason Wood Walker, Incorporated Private Client Group Deferred Compensation Plan (“PCG Plan”) and Financial Advisor Retention Plan (“FA Plan”)

Under the PCG Plan, financial advisors in our private client brokerage business were eligible to earn deferred bonuses in each calendar year based upon several performance measures. In calendar year 2002, the PCG Plan was replaced with the FA Plan, under which financial advisors in our private client brokerage business were eligible to earn in each calendar year the right to receive future retention bonuses based upon several performance measures. Deferred bonuses under the PCG Plan and future retention bonuses under the FA Plan were deemed invested in either an interest account or a “phantom stock” account. Amounts deemed invested in phantom stock accounts were credited as a number of phantom stock units based on a unit price equal to the market price for a share of Common Stock. The number of phantom stock units credited to an account will be adjusted until the bonuses are payable to account for any stock dividends, stock splits and similar events. Effective December 1, 2005, we terminated the PCG Plan and FA Plan. In connection with this termination, we accelerated the vesting of all awards under the plans and commenced making distributions or paying deferred bonuses to participants. The majority of participants have received full distributions/deferred bonuses. However, distributions to some participants under the PCG Plan will be made over a period of three years and deferred bonuses payable to some participants under the FA Plan will be made over a period of two years. Participants in the PCG Plan receive upon distribution a number of shares of Common Stock equal to the number of phantom stock units that are to be distributed, or cash in the amount of the balance of the interest account to be distributed. Participants in the FA Plan receive as payment of retention bonuses a number of shares of Common Stock equal to the number of phantom stock units that are to be distributed, or cash in the amount of the balance of the interest account to be distributed.

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

Purchases of our Common Stock

The following table sets out information regarding our purchases of Common Stock during the quarter ended March 31, 2007:

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs(2)	(d) Maximum number of shares that may yet be purchased under the plans or programs(2)
January 1, 2007 Through January 31, 2007	3,579	$100.17	—	666,200
February 1, 2007 Through February 28, 2007	—	—	—	666,200
March 1, 2007 Through March 31, 2007	—	—	—	666,200

Total	3,579	$100.17	—	666,200

(1)	All shares were acquired through the surrender of shares by option holders to pay the exercise price of stock options.
(2)	On October 23, 2001, we announced via press release that our board of directors had authorized Legg Mason, Inc. to purchase up to 3.0 million shares of Legg Mason Common Stock in open-market purchases. There was no expiration date attached to the authorization.

ITEM 6. SELECTED FINANCIAL DATA.

(Dollars in thousands, except per share amounts or unless otherwise noted)

	Years Ended March 31,
	2007	2006	2005	2004	2003
OPERATING RESULTS(1)
Operating revenues	$4,343,675	$2,645,212	$1,570,700	$1,153,076	$803,146
Operating expenses	3,315,377	1,965,482	1,081,583	826,828	588,628
Operating income	1,028,298	679,730	489,117	326,248	214,518
Other income (expense)	15,556	35,732	(18,359)	(24,685)	(33,316)
Income from continuing operations before income tax provision and minority interests	1,043,854	715,462	470,758	301,563	181,202
Income tax provision	397,612	275,595	175,334	114,223	67,888
Income from continuing operations before minority interests	646,242	439,867	295,424	187,340	113,314
Minority interests, net of tax	4	(6,160)	—	—	—
Income from continuing operations	646,246	433,707	295,424	187,340	113,314
Income from discontinued operations, net of tax	—	66,421	113,007	103,943	77,595
Gain on sale of discontinued operations, net of tax	572	644,040	—	6,481	—
Net income	$646,818	$1,144,168	$408,431	$297,764	$190,909
PER SHARE(2)
Net income per share:
Basic
Income from continuing operations	$4.58	$3.60	$2.86	$1.87	$1.15
Income from discontinued operations	—	0.55	1.09	1.04	0.78
Gain on sale of discontinued operations	—	5.35	—	0.06	—
	$4.58	$9.50	$3.95	$2.97	$1.93
Diluted
Income from continuing operations	$4.48	$3.35	$2.56	$1.68	$1.07
Income from discontinued operations	—	0.51	0.97	0.91	0.71
Gain on sale of discontinued operations	—	4.94	—	0.06	—
	$4.48	$8.80	$3.53	$2.65	$1.78
Weighted average shares outstanding:(2)
Basic	141,112	120,396	103,428	100,292	99,002
Diluted	144,386	130,279	117,074	114,049	109,697
Dividends declared	$.810	$.690	$.550	$.373	$.287
BALANCE SHEET
Total assets	$9,604,488	$9,302,490	$8,219,472	$7,282,483	$6,067,450
Long-term debt	1,112,624	1,202,960	811,164	794,238	786,753
Total stockholders’ equity	6,541,490	5,850,116	2,293,146	1,559,610	1,247,957
FINANCIAL RATIOS AND OTHER DATA
Profit margin:(3)
Pre-tax	24.0%	27.0%	30.0%	26.2%	22.6%
After-tax	14.9%	16.6%	18.8%	16.2%	14.1%
Long-term debt to equity(4)	17.0%	20.6%	35.4%	50.9%	63.0%
Assets under management (in millions)	$968,510	$867,550	$374,529	$286,168	$192,224
Full-time employees	4,030	3,820	5,580	5,250	5,290

(1)	Reflects results of CAM and Permal since acquisition in fiscal 2006 and discontinued private client, capital markets and mortgage banking and servicing operations, where applicable.
(2)	Adjusted to reflect September 2004 stock split, where applicable. Diluted earnings per share and weighted average diluted shares outstanding have been restated as required by EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” where applicable. The non-voting convertible preferred shares are considered “participating securities” and therefore are included in the calculation of basic and diluted weighted average shares outstanding beginning in fiscal 2006.
(3)	Calculated based on income from continuing operations before minority interests.
(4)	Calculated based on long-term debt as a percentage of total stockholders’ equity as of March 31.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

Legg Mason, Inc., a holding company, with its subsidiaries (which collectively comprise “Legg Mason”) is a global asset management firm. Acting through our subsidiaries, we provide investment management and related services to institutional and individual clients, company-sponsored mutual funds and other investment vehicles. We offer these products and services directly and through various financial intermediaries. We have operations principally in the United States of America and the United Kingdom and also have offices in Australia, Bahamas, Brazil, Canada, Chile, China, Dubai, France, Germany, Japan, Luxembourg, Poland, Singapore, Spain and Taiwan.

On December 1, 2005, we completed a strategic acquisition to become a pure asset management company in which we transferred our Private Client and Capital Markets businesses (“PC/CM”) to Citigroup Inc. (“Citigroup”) as a portion of the consideration in exchange for substantially all of Citigroup’s asset management business (“CAM”). Prior to the closing of this transaction, we reported the PC/CM businesses as separate business segments; however, both businesses are now included in discontinued operations for all periods presented. Effective November 1, 2005, we also purchased Permal Group Ltd (“Permal”), a leading global funds-of-hedge funds manager, to expand our global asset management business. See Notes 2 and 3 of Notes to the Consolidated Financial Statements for additional information related to the transaction with Citigroup and the acquisition of Permal.

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

We now operate in one reportable business segment, Asset Management, with three divisions: Managed Investments, Institutional, and Wealth Management. Managed Investments is primarily engaged in providing investment advisory services to proprietary investment funds or to retail separately managed account programs. Institutional focuses on providing asset management services to institutional clients. Wealth Management is primarily focused on providing asset management services to high net worth individuals and families and endowments and includes our funds-of-hedge funds business. See Note 18 of Notes to Consolidated Financial Statements for additional information regarding the aggregation of operating segments for financial reporting purposes.

Our operating revenues primarily consist of investment advisory fees, from separate accounts and funds, and distribution and service fees. Investment advisory fees are generally calculated as a percentage of the assets of the investment portfolios that we manage. In addition, performance fees may be earned under certain investment advisory contracts for exceeding performance benchmarks. Distribution and service fees are fees received for distributing investment products and services or for providing other support services to investment portfolios, and are generally calculated as a percentage of the assets in an investment portfolio or a percentage of new assets added to an investment portfolio. Our revenues, therefore, are dependent upon the level of our assets under management, and thus are affected by factors such as securities market conditions, our ability to attract and maintain assets under management and key investment personnel, and investment performance. The fees that we charge for our investment services vary based upon factors such as the type of underlying investment product, the amount of assets under management, and the type of services (and investment objectives) that are provided. Fees charged for equity asset management services are generally higher than fees charged for fixed income and liquidity asset management services. Accordingly, our revenues will be affected by the composition of our assets under management. In addition, under revenue sharing agreements, our subsidiaries retain different percentages of revenues to cover their costs, including compensation.

As such, our net income, profit margin and compensation as a percentage of operating revenues are impacted based on which subsidiaries generate our revenues, and a change in assets under management at one subsidiary can have a dramatically different effect on our revenues and earnings than an equal change at another subsidiary.

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

The financial services business in which we are engaged is extremely competitive. Our competition includes numerous global, national, regional and local asset management firms, broker-dealers and commercial banks. The industry has been affected by the consolidation of financial services firms through mergers and acquisitions. The industry in which we operate is also subject to extensive regulation under federal, state, and foreign laws. Like most firms, we have been impacted by the regulatory and legislative changes in the post-Enron era. In addition, the financial services industry has been the subject of a number of regulatory proceedings and requirements over the last few years, including proceedings regarding a number of mutual funds sales practices. The Sarbanes-Oxley Act continues to require us to review existing policies with respect to corporate governance, auditor independence and internal controls over financial reporting. Responding to these changes has required us to incur costs that continue to impact our profitability.

Discontinued Operations

As a result of the sale of the PC/CM businesses in fiscal 2006, the results of Private Client and Capital Markets segments are reflected in discontinued operations.

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

Capital Markets consisted of our equity and fixed income institutional sales and trading and corporate and public finance. The primary sources of revenue for equity and fixed income institutional sales and trading included commissions and principal credits on transactions in both corporate and municipal products. We maintained proprietary fixed income and equity securities inventories primarily to facilitate customer transactions and as a result recognized trading profits and losses from our trading activities. Corporate finance revenues included underwriting fees and advisory fees from private placements and mergers and acquisitions. Sales credits associated with underwritten offerings were reported in Capital Markets when sold through institutional distribution channels. The results of this business segment also included realized and unrealized gains and losses on investments acquired in connection with merchant and investment banking activities.

All references to fiscal 2007, 2006 or 2005 refer to our fiscal year ended March 31 of that year. Terms such as “we,” “us,” “our,” and “company” refer to Legg Mason.

(1)	Dow Jones Industrial Average is a trademark of Dow Jones & Company, which is not affiliated with Legg Mason.
(2)	Nasdaq is a trademark of the Nasdaq Stock Market, Inc., which is not affiliated with Legg Mason.
(3)	S&P is a trademark of Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., which is not affiliated with Legg Mason.

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

The financial environment in the United States during fiscal 2007 was mixed and, despite investor concerns about rising interest rates, high fuel prices, a downturn in housing markets, turbulence in the Middle East, and the weakening of the U.S. dollar against other major currencies, all three major market indexes rose during the fiscal year. The Dow Jones Industrial Average(1), Nasdaq Composite Index(2) and the S&P 500(3) were up 11%, 3% and 10%, respectively, for the fiscal year. During fiscal 2007, the U.S. Federal Reserve raised the federal funds rate by 0.25% two times to bring the federal funds rate to 5.25%.

The following table sets forth, for the periods indicated, items in the Consolidated Statements of Income as a percentage of operating revenues and the increase (decrease) by item as a percentage of the amount for the previous period:

	Percentage of Operating Revenues			Period to Period Change*
	2007	Years Ended March 31, 2006	2005	2007 Compared to 2006	2006 Compared to 2005
Operating Revenues
Investment advisory fees
Separate accounts	33.3%	41.6%	49.2%	31.3%	42.6%
Funds	46.5	37.6	29.3	103.5	115.8
Performance fees	3.3	3.8	3.1	40.0	107.8
Distribution and service fees	16.5	16.1	16.7	68.3	62.7
Other	0.4	0.9	1.7	(28.7)	(17.8)

Total operating revenues	100.0	100.0	100.0	64.2	68.4

Operating Expenses
Compensation and benefits	35.8	40.6	42.1	44.9	62.3
Transaction-related compensation	0.3	2.0	—	(77.1)	n/m

Total compensation and benefits	36.1	42.6	42.1	39.2	70.3

Distribution and servicing	27.5	21.2	16.1	112.9	121.7
Communications and technology	4.0	3.4	3.0	95.2	92.7
Occupancy	2.3	1.9	1.8	96.7	85.3
Amortization of intangible assets	1.6	1.5	1.4	77.9	80.7
Litigation award settlement	—	(0.3)	—	n/m	n/m
Other	4.8	4.0	4.5	96.2	48.6

Total operating expenses	76.3	74.3	68.9	68.7	81.7

Operating Income	23.7	25.7	31.1	51.3	39.0

Other Income (Expense)
Interest income	1.4	1.8	1.3	22.8	139.3
Interest expense	(1.6)	(2.0)	(2.8)	35.8	17.6
Other	0.5	1.5	0.4	(30.4)	536.3

Total other income (expense)	0.3	1.3	(1.1)	(56.5)	294.6

Income from Continuing Operations before Income Tax Provision and Minority Interests	24.0	27.0	30.0	45.9	52.0
Income tax provision	9.1	10.4	11.2	44.3	57.2

Income from Continuing Operations before Minority Interests	14.9	16.6	18.8	46.9	48.9
Minority interests, net of tax	—	(0.2)	—	n/m	n/m

Income from Continuing Operations	14.9	16.4	18.8	49.0	46.8
Income from discontinued operations, net of tax	—	2.5	7.2	n/m	(41.2)
Gain on sale of discontinued operations, net of tax	—	24.4	—	n/m	n/m

Net Income	14.9%	43.3%	26.0%	(43.5)	180.1

n/m – not meaningful

*	Calculated based on the change in actual amounts between fiscal years as a percentage of the prior year amount.

FISCAL 2007 COMPARED WITH FISCAL 2006

Financial Overview

Since our strategic transaction with Citigroup was completed on December 1, 2005, in which we acquired the CAM business and sold the PC/CM businesses, we have retroactively reflected the results of operations of the PC/CM businesses as discontinued operations for fiscal 2006 and 2005. Effective November 1, 2005, we completed the acquisition of Permal. As a result of the acquisitions, the results of our continuing operations for the fiscal year ended March 31, 2007 include a full year of results from CAM and Permal, while the results of continuing operations for the fiscal year ended March 31, 2006 include four months of results from CAM and five months of results from Permal.

For the fiscal year, net income and diluted earnings per share declined 43%, to $646.8 million, and 49%, to $4.48, respectively, from the prior year as a result of the after-tax gain on the sale of the PC/CM businesses of $644.0 million, or $4.94 per diluted share, recognized in the prior year. Income from continuing operations totaled $646.2 million, up 49% from the prior year and income from continuing operations per diluted share increased 34% to $4.48 despite an 11% increase in weighted average diluted shares outstanding. Operating revenues increased to $4.3 billion from $2.6 billion, an increase of 64%. The Company’s revenues, expenses and income from continuing operations increased primarily as a result of the addition of a full year’s results of CAM and Permal. The pre-tax profit margin from continuing operations declined to 24.0% from 27.0% in the prior year, primarily as a result of the addition of a full year’s results of CAM and Permal. Increases in distribution revenues, of which a substantial portion is passed through to third parties as distribution and servicing expense, and an increase in other non-compensation related expenses were offset in part by decreases in compensation and benefits as a percent of revenue, due in part to higher revenue share-based incentive expense on higher revenues at certain of our subsidiaries which retain a lower percentage of revenues as compensation, transaction-related compensation, and other non-operating income. The pre-tax profit margin from continuing operations, as adjusted (see Supplemental Non-GAAP Financial Information), declined to 33.2% from 34.3% in the prior year, primarily as a result of an increase in other non-compensation related expenses and a decrease in non-operating income, offset in part by reduced compensation and benefits, as a percent of total revenue, and transaction-related compensation. In the prior year, income from discontinued operations, net of tax, totaled $66.4 million; diluted earnings per share from discontinued operations were $0.51 in the prior year.

Assets Under Management

Assets under management (“AUM”) at March 31, 2007 were $968.5 billion, up $100.9 billion or 12% from March 31, 2006. Net client cash flows for the fiscal year were $44.2 billion, representing 5% of our AUM at March 31, 2006, and were driven by approximately $27 billion in each of fixed income and liquidity flows, while negative client cash flows in equity assets resulting, in part, from lower relative investment performance, were approximately $10 billion. We generally earn higher fees and profit margins on equity AUM and outflows in this asset class will disproportionately impact our revenues and net income.

The components of the changes in our AUM (in billions) for the years ended March 31 were as follows:

	2007	2006
Beginning of period	$867.6	$374.5
Net client cash flows	44.2	35.6
Market performance and other	57.5	36.9
Acquisitions (dispositions), net	(0.8)	420.6
End of period	$968.5	$867.6

Average AUM for the years ended March 31, 2007 and 2006 were $905.8 billion and $546.9 billion, respectively.

Our AUM by asset class (in billions) as of March 31 were as follows:

	2007	% of Total	2006	% of Total	% Change
Equity	$338.0	34.9	$324.9	37.5	4.0
Fixed Income	470.9	48.6	410.6	47.3	14.7
Liquidity	159.6	16.5	132.1	15.2	20.8
Total	$968.5	100.0	$867.6	100.0	11.6

AUM by Division

Our AUM by division (in billions) as of March 31 were as follows:

	2007	% of Total	2006	% of Total	% Change
Managed Investments	$403.2	41.6	$356.5	41.1	13.1
Institutional	496.3	51.3	444.8	51.3	11.6
Wealth Management	69.0	7.1	66.3	7.6	4.1
Total	$968.5	100.0	$867.6	100.0	11.6

The components of the changes in our AUM by division (in billions) for the year ended March 31, 2007 were as follows:

	Managed Investments	Institutional	Wealth Management	Total AUM
March 31, 2006	$356.5	$444.8	$66.3	$867.6
Net client cash flows	23.5	21.7	(1.0)	44.2
Market performance and other	23.3	30.2	4.0	57.5
Acquisitions (dispositions), net	(0.1)	(0.4)	(0.3)	(0.8)
March 31, 2007	$403.2	$496.3	$69.0	$968.5

Assets managed for U.S. domiciled clients accounted for 67% and 68% of total assets managed and non-U.S. domiciled clients represented 33% and 32% of total assets managed as of March 31, 2007 and 2006, respectively. Assets managed for non-U.S. domiciled clients as of March 31, 2006 have been revised to include $19.3 billion of assets previously included as assets managed for U.S. domiciled clients, principally non-U.S. domiciled feeder funds.

The following discussion separately addresses the results of our continuing operations and our discontinued operations.

RESULTS OF CONTINUING OPERATIONS

Operating Revenues

Revenues from continuing operations for the year ended March 31, 2007 were $4.3 billion, up 64% from $2.6 billion in the prior year primarily as a result of including a full year’s results of CAM and Permal, including Permal’s growth since acquisition, which combined accounted for approximately 90% of the increase in revenues. Higher average AUM, reflecting favorable market conditions and net client cash flows, also contributed to the increase.

Investment advisory fees from separate accounts increased 31% to $1.4 billion, primarily as a result of the acquisition of CAM, which accounted for approximately 80% of the increase, as well as higher AUM at Western Asset Management Company (“Western Asset”), Brandywine Global Investment Management, LLC (“Brandywine”) and Legg Mason Capital Management, Inc. (“LMCM”), offset in part by a decline in advisory fees due to lower average assets managed by Private Capital Management, LP (“PCM”).

Investment advisory fees from funds increased 103% to $2.0 billion, with approximately 90% of the increase attributable to the acquisitions of CAM and Permal, including Permal’s growth since acquisition. Performance fees increased 40% to $142.2 million during fiscal 2007, primarily as a result of $31.9 million of increased fees earned by Permal.

Distribution and service fees increased 68% to $716.4 million with approximately 75% of the increase due to the addition of fees earned by CAM. In addition, distribution and service fees from Permal contributed approximately 10% of the increase.

Revenues by Division

Our operating revenues by division (in millions) for the years ended March 31 were as follows:

	2007	2006(1)
Managed Investments	$2,444.4	$1,364.0
Institutional	970.0	717.6
Wealth Management	929.3	563.6
Total	$4,343.7	$2,645.2

(1)	Fiscal year 2006 includes a reclassification of approximately $29.4 million and $4.6 million from the Institutional and Wealth Management divisions, respectively, to the Managed Investments division to reflect a change whereby the revenues generated by all proprietary funds, except those managed by Permal, are included in the Managed Investments division.

The increase in operating revenues in the Managed Investments and Institutional divisions was primarily due to including a full year’s results of CAM. The increase in the operating revenues in the Wealth Management division was primarily due to including a full year’s results of Permal, including growth since acquisition, offset in part by decreases at PCM.

Operating Expenses

Compensation and benefits increased 39% to $1.6 billion, primarily as a result of the addition of compensation costs from the acquired businesses and increased revenue share-based incentive expense on higher revenues at certain of our other subsidiaries. Compensation as a percentage of operating revenues was 36.1% for the year ended March 31, 2007, down from 42.6%, primarily as a result of higher revenues at revenue share entities, including revenues transferred from acquired entities, which retain a lower percentage of revenues as compensation, and a decrease in transaction-related compensation. Transaction-related compensation costs primarily include recognition of previously deferred compensation for CAM employees under prior Citigroup plans and accruals for retention compensation for transitional CAM employees. Costs for severance at CAM are included in the purchase price allocation and are not reflected in our results of operations. Compensation as a percentage of revenues also decreased as a result of the significant increase in fund revenues, of which a substantial portion is passed through to third parties as distribution and servicing expense.

Distribution and servicing expenses increased 113% to $1.2 billion, with approximately 80% of the increase resulting from the addition of the acquired businesses. The majority of distribution and servicing expenses are paid to Citigroup, who is our primary distributor.

Communications and technology, occupancy, amortization of intangible assets and other expenses all increased primarily as a result of a full year of expenses related to the CAM operations. The increase in other expenses was primarily from travel, professional fees and advertising costs.

The litigation award settlement during fiscal 2006 reflects the reversal of $8.2 million of charges recorded in fiscal 2004 as a result of the settlement of a civil copyright infringement lawsuit.

Other Income (Expense)

Interest income increased $10.9 million to $58.9 million, primarily as a result of higher average interest rates earned on higher average firm investment account balances. Interest expense increased $18.8 million to $71.5 million primarily due to the impact of a full year of interest expense on a $700 million term loan issued to finance the acquisition of CAM, offset in part by the repayment at maturity of $100 million in senior notes during fiscal 2006 and the conversion of our zero-coupon contingent convertible senior notes to common stock. Other income decreased $12.3 million to $28.1 million as a result of investments held by variable interest entities (“VIEs”) that are no longer consolidated, offset in part by corresponding minority interests.

Provision for Income Taxes

The provision for income taxes increased 44.3% to $397.6 million, primarily as a result of the increase in income from continuing operations. The effective tax rate decreased to 38.1% from 38.5% in the prior year primarily reflecting increased revenues and earnings in foreign jurisdictions with lower effective tax rates.

Supplemental Non-GAAP Financial Information

Cash income from continuing operations rose 59% for the fiscal year to $845.4 million or $5.86 per diluted share from $532.1 million or $4.10 per diluted share primarily due to including a full year’s results of CAM and Permal. The pre-tax profit margin from continuing operations as adjusted for distribution and servicing expense for fiscal years 2007 and 2006 was 33.2% and 34.3%, respectively.

Cash Income from Continuing Operations

As supplemental information, we are providing a performance measure that is based on a methodology other than generally accepted accounting principles (“non-GAAP”) for “cash income from continuing operations” that management uses as a benchmark in evaluating and comparing the period-to-period operating performance of Legg Mason, Inc. and its subsidiaries. We define “cash income from continuing operations” as income from continuing operations, plus amortization and deferred taxes related to intangible assets. We believe that cash income from continuing operations provides a good representation of our operating performance adjusted for non-cash acquisition related items and it facilitates comparison of our results to the results of other asset management firms that have not engaged in significant acquisitions. We also believe that cash income from continuing operations is an important metric in estimating the value of an asset management business. In considering acquisitions, we often calculate a target firm’s cash earnings as a metric in estimating its value. This measure is provided in addition to income from continuing operations, but is not a substitute for income from continuing operations and may not be comparable to non-GAAP performance measures, including measures of cash earnings or cash income, of other companies. Further, cash income from operations is not a liquidity measure and should not be used in place of cash flow measures determined under GAAP. Legg Mason considers cash income from continuing operations to be useful to investors because it is an important metric in measuring the economic performance of asset management companies, as an indicator of value and because it facilitates comparisons of Legg Mason’s operating results with the results of other asset management firms that have not engaged in significant acquisitions.

In calculating cash income from continuing operations, we add the impact of the amortization of intangible assets from acquisitions, such as management contracts, to income from continuing operations to reflect the fact that this non-cash expense does not represent an actual decline in the value of the intangible assets. Deferred taxes on intangible assets, including goodwill, represent actual tax benefits that are not realized under GAAP absent an impairment charge or the disposition of the related business. Because we actually receive these tax benefits, we add them to income in the calculation of cash income from continuing operations. Should a disposition or impairment charge occur, its impact on cash income from continuing operations may distort actual changes in the operating performance or value of our firm. Accordingly, we monitor changes in intangible assets and goodwill and the related impact on cash income from continuing operations for distorting effects and ensure appropriate explanations accompany disclosures of cash income from continuing operations.

Although depreciation and amortization on fixed assets are non-cash expenses, we do not add these charges in calculating cash income from continuing operations because these charges are related to assets that will ultimately require replacement.

We have revised our definition of cash income from continuing operations. The changes relate to the treatment of stock-based compensation expense and the timing of tax effects associated with the amortization of intangibles. In calculating cash income from continuing operations, we no longer adjust for stock-based compensation expense. In addition, to more consistently reflect the timing of tax effects on our non-GAAP adjustments, we now add back to income from continuing operations amortization expense for intangible assets before taxes, rather than adding such expense net of taxes. We have applied these changes to all periods presented. However, the adjustments do not have a significant aggregate impact on the amount of cash income from continuing operations for the periods presented.

A reconciliation of income from continuing operations to cash income from continuing operations (in thousands except per share) is as follows:

	For the Years Ended March 31,		Period to Period Change
	2007	2006
Income from Continuing Operations	$646,246	$433,707	49.0%
Plus:
Amortization of intangible assets	68,410	38,460	77.9
Deferred income taxes on intangible assets(1)	130,758	59,940	118.1

Cash Income from Continuing Operations	$845,414	$532,107	58.9

Cash Income per Diluted Share
Income from continuing operations per diluted share	$4.48	$3.35	33.7
Amortization of intangible assets	0.47	0.29	62.1
Deferred income taxes on intangible assets	0.91	0.46	97.8

Cash Income per Diluted Share	$5.86	$4.10	42.9

(1)	Increase from prior year primarily relates to deferred income taxes on intangible assets and goodwill on acquired entities for a full fiscal year.

Pre-tax Profit Margin from Continuing Operations, as Adjusted

We believe that pre-tax profit margin from continuing operations adjusted for distribution and servicing expense is a useful measure of our performance because it indicates what our margins would have been without the distribution revenues that are passed through to third parties as a direct cost of selling our products, and thus shows the effect of these revenues on our margins. This measure is provided in addition to the Company’s pre-tax profit margin from continuing operations calculated under GAAP, but is not a substitute for calculations of margin under GAAP and may not be comparable to non-GAAP performance measures, including measures of adjusted margins, of other companies.

A reconciliation of pre-tax profit margin from continuing operations adjusted for distribution and servicing expense (in thousands) is as follows:

	For the Years Ended March 31,
	2007	2006
Operating Revenues, GAAP basis	$4,343,675	$2,645,212
Less:
Distribution and servicing expense	1,196,019	561,788

Operating Revenues, as adjusted	$3,147,656	$2,083,424

Income from Continuing Operations before Income Tax Provision and Minority Interests	$1,043,854	$715,462

Pre-tax profit margin, GAAP basis	24.0%	27.0%
Pre-tax profit margin, as adjusted	33.2	34.3

RESULTS OF DISCONTINUED OPERATIONS

Income from discontinued operations, net of tax, for the year ended March 31, 2006, was $66.4 million, or $0.51 per diluted share. Gain on sale of discontinued operations, net of tax, for fiscal 2007 and 2006 was $0.6 million and $644.0 million, respectively. Gain on sale of discontinued operations had no impact on our earnings per share in fiscal 2007 and was responsible for $4.94 per diluted share in fiscal 2006.

FISCAL 2006 COMPARED WITH FISCAL 2005

Financial Overview

As a result of the acquisitions of Permal and CAM, the results of our continuing operations for fiscal 2006 include five months of results from Permal and four months of results from CAM.

Operating revenues increased 68% to $2.6 billion as a result of higher revenues from significantly increased levels of AUM primarily from the CAM and Permal acquisitions. Net income and diluted earnings per share for the year ended March 31, 2006 also increased significantly compared to the prior year. Net income increased to $1.1 billion from $408.4 million, or 180%, and diluted earnings per share increased to $8.80 from $3.53, up 149%, primarily due to a net gain on the sale of discontinued operations of $644.0 million, or $4.94 per share.

Income from continuing operations totaled $433.7 million, up 47% from the prior year, primarily due to the acquisitions of CAM and Permal. Higher levels of AUM at Western Asset and LMCM also contributed to the increase. The pre-tax profit margin from continuing operations was 27%, down from 30% in fiscal 2005. The decrease in the pre-tax profit margin was primarily due to a significant increase in fund revenues, of which a substantial portion is passed through to third parties as distribution and servicing expense, and to transaction-related compensation costs related to the CAM acquisition. The pre-tax profit margin from continuing operations, as adjusted (see Supplemental Non-GAAP Financial Information), declined to 34.3% from 35.7% in fiscal 2005, primarily as a result of transaction-related compensation costs related to the CAM acquisition. Diluted earnings per share from continuing operations were $3.35, an increase of 31% from $2.56. Weighted average diluted shares increased 11% to 130.3 million due primarily to the issuance of common and non-voting convertible preferred shares in connection with the acquisition of CAM. Income from discontinued operations, net of tax, totaled $66.4 million, down 41% from the prior year primarily due to the sale of the PC/CM businesses on December 1, 2005. Diluted earnings per share from discontinued operations were $0.51, a decrease of 47% from $0.97 for the prior year. All share and earnings per share numbers have been restated for fiscal 2005, where appropriate, for a 3 for 2 stock split effective September 24, 2004.

Assets Under Management

AUM at March 31, 2006 were $867.6 billion, up $493.1 billion or 132% from March 31, 2005. The acquisitions of CAM and Permal were responsible for approximately $426.1 billion or 86% of the net increase. Net client cash flows were responsible for $35.6 billion or 7% of the increase.

The components of the changes in our AUM (in billions) for the years ended March 31 were as follows:

	2006	2005
Beginning of period	$374.5	$286.2
Net client cash flows	35.6	65.3
Market performance and other	36.9	16.8
Acquisitions (dispositions), net	420.6	6.2
End of period	$867.6	$374.5

Our AUM by asset class (in billions) as of March 31 were as follows:

	2006	% of Total	2005(1)	% of Total	% Change
Equity	$324.9	37.5	$144.7	38.6	124.5
Fixed Income	410.6	47.3	220.9	59.0	85.9
Liquidity	132.1	15.2	8.9	2.4	1,384.3
Total	$867.6	100.0	$374.5	100.0	131.7

(1)	Certain accounts totaling $12.5 billion with average maturities in excess of 90 days are included in Fixed Income, rather than Liquidity, to conform to the current period presentation.

AUM by Division

Our AUM by division (in billions) as of March 31 were as follows:

	2006	% of Total	2005(1)	% of Total	% Change
Managed Investments	$356.5	41.1	$71.4	19.1	399.3
Institutional	444.8	51.3	254.1	67.8	75.0
Wealth Management	66.3	7.6	49.0	13.1	35.3
Total	$867.6	100.0	$374.5	100.0	131.7

(1)	$6.5 billion in managed assets have been reclassified from Managed Investments to Institutional.

CAM’s fixed income and international equity separate accounts are included in our Institutional division, while its U.S. equity separate accounts and all mutual and other proprietary fund AUM are included in our Managed Investments division. Permal’s AUM are included in our Wealth Management division.

The components of the changes in our AUM by division (in billions) for the years ended March 31, 2006 were as follows:

	Managed Investments	Institutional	Wealth Management	Total AUM
March 31, 2005	$71.4	$254.1	$49.0	$374.5
Net client cash flows	(8.9)	45.9	(1.4)	35.6
Market performance and other	17.8	13.3	5.8	36.9
Acquisitions (dispositions), net	276.2	131.5	12.9	420.6
March 31, 2006	$356.5	$444.8	$66.3	$867.6

Assets managed for U.S.-domiciled clients accounted for 68% and 75% of total assets managed and non-U.S. domiciled clients represented 32% and 25% of total assets managed as of March 31, 2006 and 2005, respectively.

The following discussion separately addresses the results of continuing operations and the results of our discontinued operations.

RESULTS OF CONTINUING OPERATIONS

Operating Revenues

Revenues from continuing operations for the year ended March 31, 2006 were $2.6 billion, up 68% from $1.6 billion in the prior year as a result of growth in AUM, including increases from acquisitions. The CAM and Permal acquisitions accounted for 70% of the increase in revenues. Strong growth in aggregate AUM experienced by Western Asset and LMCM also contributed to the increase.

Investment advisory fees from separate accounts increased 43% to $1.1 billion, primarily as a result of the acquisition of CAM and growth in assets managed at Western Asset. CAM and Western Asset accounted for 41% and 28% of the increase, respectively. Collectively PCM, Brandywine, and LMCM accounted for 23% of the increased investment advisory fees from separate accounts.

Investment advisory fees from funds increased 116% to $1.0 billion, primarily as a result of the acquisitions of CAM and Permal. CAM and Permal accounted for 86% of the increase in investment advisory fees from funds. Increases in fund assets managed by Royce and Associates, LLC (“Royce”) and LMCM accounted for 7% of the increase.

Performance fees rose $52.7 million to $101.6 million during fiscal 2006, primarily attributable to the acquisition of Permal. Distribution and service fees increased 63% to $425.6 million, with $120.5 million, or 73% of the increase, due to the addition of CAM.

Other operating revenues decreased by 18% to $22.6 million, primarily as a result of declines in commissions earned by PCM’s related broker-dealer.

Revenue by Division

Our operating revenues by division (in millions) for the years ended March 31 were as follows:

	2006(1)	2005(1)
Managed Investments	$1,364.0	$740.5
Institutional	717.6	501.8
Wealth Management	563.6	328.4
Total	$2,645.2	$1,570.7

(1)	Fiscal years 2006 and 2005 include reclassifications of approximately $29.4 million and $13.6 million, respectively, from the Institutional division, and $4.6 million and $2.9 million, respectively, from the Wealth Management division, to the Managed Investments division to reflect a change whereby the revenues generated by all proprietary funds, except those managed by Permal, are included in the Managed Investments division.

The increases in operating revenues in the Managed Investments and Institutional divisions were primarily due to the acquisition of CAM. The increase in the operating revenues of the Wealth Management division is primarily due to the inclusion of Permal’s revenues.

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

Communications and technology, occupancy, and amortization of intangible assets expense all increased primarily as a result of the addition of expenses related to the CAM acquisition.

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

Other Income (Expense)

Interest income increased $27.9 million to $48.0 million, primarily as a result of higher average interest rates on higher average firm investment account balances. Interest expense increased $7.9 million to $52.6 million due to additional debt incurred in connection with the CAM acquisition, offset in part by the conversion of $479.9 million principal amount at maturity of zero-coupon contingent convertible senior notes to common stock. Other income increased $34.0 million to $40.4 million as a result of net gains on firm investments and gains from trading investments held by consolidated VIEs as a result of the Permal acquisition, which are offset in part by a corresponding minority interests allocation.

Provision for Income Taxes

The provision for income taxes increased 57% to $275.6 million, primarily as a result of the increase in income from continuing operations. The effective tax rate increased to 38.5% from 37.2% in the prior year’s period primarily due to a higher provision for state income taxes as a result of the acquisition of CAM, which operates in state and local jurisdictions with higher tax rates.

Supplemental Non-GAAP Financial Information

Cash income from continuing operations rose 45% for the fiscal year to $532.1 million or $4.10 per diluted share from $367.0 million or $3.17 per diluted share, primarily from the increase in income from continuing operations due to the acquisitions of CAM and Permal. The pre-tax profit margin from continuing operations, as adjusted for distribution and servicing expense, for fiscal years 2006 and 2005 was 34.3% and 35.7%, respectively. See Supplemental Non-GAAP Financial Information in Fiscal 2007 Compared with Fiscal 2006 section regarding these non-GAAP disclosures.

A reconciliation of income from continuing operations to cash income from continuing operations (in thousands except per share) is as follows:

	For the Years Ended March 31,		Period to Period Change
	2006	2005
Income from Continuing Operations	$433,707	$295,424	46.8%
Plus:
Amortization of intangible assets	38,460	21,286	80.7
Deferred income taxes on intangible assets	59,940	50,291	19.2

Cash Income from Continuing Operations	$532,107	$367,001	45.0

Cash Income per Diluted Share
Income from continuing operations per diluted share	$3.35	$2.56	30.9
Amortization of intangible assets	0.29	0.18	61.1
Deferred income taxes on intangible assets	0.46	0.43	7.0

Cash Income per Diluted Share	$4.10	$3.17	29.3

A reconciliation of pre-tax profit margin from continuing operations adjusted for distribution and servicing expense (in thousands) is as follows:

	For the Years Ended March 31,
	2006	2005
Operating Revenues, GAAP basis	$2,645,212	$1,570,700
Less:
Distribution and servicing expense	561,788	253,394

Operating Revenues, as adjusted	$2,083,424	$1,317,306

Income from Continuing Operations before
Income Tax Provision and Minority Interests	$715,462	$470,758

Pre-tax profit margin, GAAP basis	27.0%	30.0%
Pre-tax profit margin, as adjusted	34.3	35.7

RESULTS OF DISCONTINUED OPERATIONS

Since the announcement of the transaction to sell the PC/CM businesses in June 2005, these businesses have been reflected as discontinued operations for all periods presented. See Notes 2 and 3 of Notes to the Consolidated Financial Statements for additional information related to the transaction with Citigroup. Prior to the sale on December 1, 2005, the PC/CM businesses were business segments.

Due to the sale of the PC/CM businesses on December 1, 2005, fiscal 2006 reflects results for eight months compared to twelve months in fiscal 2005. The results of discontinued operations for fiscal 2006 were also negatively affected by the announcement of the transaction. As a result, net revenues from discontinued operations for the year ended March 31, 2006 decreased $310.7 million, or 36%, to $545.7 million. Income from discontinued operations before income tax decreased $78.5 million, or 42%. Diluted earnings per share from discontinued operations were $0.51, a decrease of 47% from $0.97 in the prior year.

Financial results of discontinued operations by business segment (in thousands) were as follows:

	2006	2005
NET REVENUES
Private Client	$502,400	$727,888
Capital Markets	168,751	306,653
	671,151	1,034,541
Reclassification(1)	(125,436)	(178,175)
Total	$545,715	$856,366
INCOME BEFORE
INCOME TAX PROVISION
Private Client	$100,289	$132,785
Capital Markets	9,115	55,164
Total	$109,404	$187,949

(1)	Represents distribution fees from proprietary mutual funds, historically reported in Private Client, that have been reclassified to Asset Management as distribution fee revenue, with a corresponding distribution expense, to reflect Legg Mason’s continuing role as funds’ distributor.

LIQUIDITY AND CAPITAL RESOURCES

The primary objective of our capital structure and funding practices is to appropriately support Legg Mason’s business strategies and to provide needed liquidity at all times, including maintaining required capital in certain subsidiaries. Liquidity and the access to liquidity is important to the success of our ongoing operations. Our overall funding needs and capital base are continually reviewed to determine if the capital base meets the expected needs of our businesses. We intend to continue to explore potential acquisition opportunities as a means of diversifying and strengthening our asset management business. These opportunities may from time to time involve acquisitions that are material in size and may require, among other things, the raising of additional equity capital and/or the issuance of additional debt.

On December 1, 2005, we completed the acquisition of CAM in exchange for (i) all outstanding stock of Legg Mason subsidiaries that constituted our PC/CM businesses; (ii) 5,393,545 shares of common stock and 13.346632 shares of non-voting Legg Mason convertible preferred stock, which is convertible, upon transfer, into 13,346,632 shares of common stock; and (iii) $512 million in cash borrowed under a $700 million five-year syndicated term loan facility. Under the terms of the agreement, we paid a post-closing purchase price adjustment of $84.7 million to Citigroup in September 2006, based on the retention of certain AUM nine months after the closing. Since this contingent payment was paid from available cash, an unsecured 5-year, $300 million floating-rate credit agreement that we had entered to fund this obligation terminated in accordance with its terms. During fiscal 2006, Legg Mason issued approximately 4.96 million common shares upon conversion of approximately 4.96 shares of the convertible preferred stock that was issued in the CAM acquisition.

The following table summarizes the credit facilities that were executed in connection with the CAM acquisition. The credit facilities include agreements to fund working capital needs and for general corporate purposes, including acquisitions. The facilities have restrictive covenants that require us, among other things, to maintain specific leverage ratios. We have maintained compliance with the applicable covenants of these borrowing facilities.

Type	Available Amount	Outstanding at March 31, 2007	Outstanding at March 31, 2006	Interest Rate	Maturity	Purpose
5-Year Term Loan	$700,000	$650,000	$700,000	LIBOR + 0.35%	October 2010	Purchase price
						Contingent
5-Year Credit Agreement(1)	$300,000	$—	$—	LIBOR + 0.35%	November 2010	Acquisition costs
3-Year Term Loan(2)	$16,000	$8,543	$15,776	Floating + 0.35%	November 2008	Purchase price
Promissory Note(3)	$83,227	$—	$83,227	LIBOR + 0.35%	November 2006	Purchase price
Revolving Credit Agreement	$500,000	$—	$—	LIBOR + 0.35%	October 2010	Working capital
Revolving Credit Agreement(1)	$130,000	$—	$—	LIBOR + 0.27%	November 2006	Working capital

(1)	Terminated in fiscal 2007. There were no borrowings during fiscal 2007.
(2)	Loan denominated in Chilean Pesos. Floating rate linked to Bank of Chile offering rate.
(3)	Matured in fiscal 2007.

On October 14, 2005, Legg Mason entered into a syndicated five-year $700 million unsecured floating-rate term loan agreement to primarily fund the cash portion of the purchase price of the Citigroup transaction. At closing, we borrowed $600 million, of which $512 million was used to fund the cash portion of the purchase and the remainder was used to fund acquisition-related expenses. The remaining $100 million of the $700 million loan facility was drawn down in February 2006 for additional acquisition related costs; $650 million remains outstanding as of March 31, 2007. Effective with the closing of the Citigroup transaction, we entered into a $400 million three-year amortizing interest rate swap (“Swap”) to hedge a portion of the $700 million floating rate term loan at a fixed rate of 4.9%. During the March 2007 quarter, this Swap began to unwind and we repaid a corresponding $50 million of the debt. We currently intend to repay a minimum of $50 million per quarter of the current $650 million outstanding balance on this loan in order to match the amortization of the Swap.

Also in connection with the Citigroup transaction, one of our subsidiaries was the borrower under a 364-day promissory note of $83.2 million. During the fiscal year ended March 31, 2007, we paid from available cash the balance outstanding on this note.

Effective November 1, 2005, we acquired 80% of the outstanding equity of Permal. Concurrent with the acquisition, Permal completed a reorganization in which the residual 20% of outstanding equity was converted to preference shares, resulting in Legg Mason owning 100% of the outstanding voting common stock of Permal. We have the right to purchase the preference shares over the four years subsequent to the closing and, if that right is not exercised, the holders of those equity interests have the right to require Legg Mason to purchase the interests in the same general time frame for approximately the same consideration. The aggregate consideration paid by Legg Mason at closing was $800 million, of which $200 million was in the form of 1,889,322 newly issued shares of Legg Mason common stock and the remainder was cash. We funded the cash portion of the acquisition from existing cash. It is anticipated that we will acquire the remaining 20% ownership interest in Permal, and we will do so in purchases that will be made two and four years after the initial closing at prices based on Permal’s revenues. The maximum aggregate price, including earnout payments related to each purchase and based upon future revenue levels, for all equity interests in Permal is $1.386 billion, with a $961 million minimum price, excluding acquisition costs and dividends. Based upon current performance levels, as of March 31, 2007, $130 million of the $161 million difference between the minimum purchase price and consideration paid at closing is classified as Contractual acquisition payable, a current liability. We may elect to deliver up to 25% of each of the future payments in the form of shares of our common stock. In addition, during fiscal 2007 we paid approximately $12 million in dividends on the preference shares, and we will pay a minimum of $27 million in dividends on the preference shares over the next 3 years.

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents and investment advisory and related fees receivables. Our assets are principally funded by equity capital and long-term debt. The investment advisory fee receivables are short-term in nature and collectibility is reasonably certain. Excess cash is generally invested in institutional money market funds and commercial paper. The highly liquid nature of our current assets provides us with flexibility in financing and managing our anticipated operating needs.

At March 31, 2007, our total assets and stockholders’ equity were $9.6 billion and $6.5 billion, respectively. During fiscal 2007, stockholders’ equity increased approximately $691.4 million, primarily due to the net income for the year. During the year ended March 31, 2007, cash and cash equivalents increased by $160.1 million from $1.02 billion at March 31, 2006 to $1.18 billion at March 31, 2007. Cash flows from operating activities provided $905.5 million, primarily attributable to net income. Cash flows from investing activities used $542.1 million, primarily attributable to a contingent earnout payment to the previous owners of PCM, payments for fixed assets and the purchase price adjustment paid to Citigroup. Financing activities used $209.4 million, primarily due to payment of cash dividends and repayment of short-term and long-term borrowings. We expect that cash flows provided by operating activities will be the primary source of working capital for the next year.

As of March 31, 2007, our outstanding debt balance was $1.1 billion. In addition to the $650.0 million five-year term loan discussed previously, included in the outstanding debt is $425.0 million principal amount of senior notes due July 2, 2008, which bear interest at 6.75%. The notes were issued at a discount to yield 6.80%. The accreted balance at March 31, 2007 was $424.8 million. During fiscal 2006, holders of zero-coupon contingent convertible notes aggregating $479.9 million principal amount at maturity converted the notes into approximately 5.5 million shares of common stock. During fiscal 2007, all remaining outstanding zero-coupon contingent convertible senior notes were converted into 756 thousand shares of common stock. Proceeds from our long-term debt have been primarily used to fund the acquisition of asset management entities.

On September 21, 2006, Moody’s Investor Service, Inc. upgraded the rating on our senior, unsecured debt from A3 to A2. Our debt ratings at March 31, 2007 for Standard and Poor’s Rating Services and Fitch Ratings were BBB+ and A-, respectively.

On August 1, 2001, Legg Mason purchased PCM for cash of approximately $682.0 million, excluding acquisition costs. The transaction included two contingent payments based on PCM’s revenue growth for the years ending on the third and fifth anniversaries of closing, with the aggregate purchase price to be no more than $1.382 billion. During fiscal 2005, we made the maximum third anniversary payment of $400.0 million to the former owners of PCM. During the quarter ended September 30, 2006, we paid from available cash the maximum fifth anniversary payment of $300.0 million, which was accrued as a liability with a corresponding increase to goodwill at March 31, 2006. This payment is subject to certain limited claw-back provisions.

We maintain an unsecured revolving credit facility of $500 million that matures on October 1, 2010, to fund working capital needs and for general corporate purposes. There were no borrowings outstanding under this facility as of March 31, 2007 or 2006.

We have available under a shelf registration statement approximately $1.25 billion for the issuance of additional debt or equity securities. A shelf filing permits us to register securities in advance and then sell them when financing needs arise or market conditions are favorable. We intend to use the shelf registration for general corporate purposes, including the expansion of our business. There are no assurances as to the terms of any securities that may be issued pursuant to the shelf registration since they are dependent on market conditions and interest rates at the time of issuance.

The Board of Directors previously authorized us, at our discretion, to purchase up to 3.0 million shares of our common stock. There were no repurchases during fiscal 2007 and 2006. During fiscal 2005 we repurchased 734,700 shares for $40.7 million. As of March 31, 2007, the maximum amount of shares that may yet be purchased under the program is 666,200. In fiscal 2007, 2006 and 2005, we paid cash dividends of $109.9 million, $78.6 million, and $51.7 million, respectively. We anticipate that we will continue to pay quarterly dividends and to repurchase shares on a discretionary basis.

Certain of our asset management subsidiaries maintain various credit facilities for general operating purposes. See Notes 7 and 8 of Notes to Consolidated Financial Statements for additional information. Certain subsidiaries are also subject to the capital requirements of various regulatory agencies. All such subsidiaries met their respective capital adequacy requirements.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements, as defined by the Securities and Exchange Commission (“SEC”), include certain contractual arrangements pursuant to which a company has an obligation, such as certain contingent obligations, certain guarantee contracts, retained or contingent interest in assets transferred to an unconsolidated entity, certain derivative instruments classified as equity or material variable interests in unconsolidated entities that provide financing, liquidity, market risk or credit risk support. Disclosure is required for any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity or capital resources. We generally do not enter into off-balance sheet arrangements, as defined, other than those described in the Contractual Obligations and Contingent Payments section that follows and Special Purpose and Variable Interest Entities in Notes 1 and 17 of Notes to the Consolidated Financial Statements.

Contractual Obligations and Contingent Payments

Legg Mason has contractual obligations to make future payments in connection with our long-term debt and non-cancelable lease agreements. In addition, as described in Liquidity and Capital Resources above, we have made or expect to make contingent payments under business purchase agreements. See Notes 7, 8, and 10 of Notes to Consolidated Financial Statements for additional disclosures related to our commitments.

The following table sets forth these contractual and contingent obligations by fiscal year:

Contractual and Contingent Obligations at March 31, 2007

(In millions)	2008	2009	2010	2011	2012	Thereafter	Total
Contractual Obligations
Long-term borrowings by contract maturity	$5.1	$438.8	$5.5	$654.0	$0.8	$8.6	$1,112.8
Coupon interest on long-term borrowings(1)	65.2	48.4	33.2	24.9	0.5	1.6	173.8
Minimum rental commitments	97.2	108.8	104.1	82.7	76.2	630.9	1,099.9
Total Contractual Obligations	167.5	596.0	142.8	761.6	77.5	641.1	2,386.5
Contingent Obligations
Contingent payments related to business acquisitions(2)	252.0	7.5	293.5	—	60.0	—	613.0
Total Contractual and Contingent Obligations(3)	$419.5	$603.5	$436.3	$761.6	$137.5	$641.1	$2,999.5

(1)	Coupon interest on floating rate long-term debt is based on rates outstanding at March 31, 2007.
(2)	The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of business purchase agreements.
(3)	The table above does not include approximately $39.3 in capital commitments to investment partnerships in which Legg Mason is a limited partner. These obligations will be funded, as required, through the end of the commitment periods that range from fiscal 2008 to 2011.

Restructuring Charges

Prior to consummation of the CAM transaction, senior management assessed and formulated plans for restructuring the business of the combined entities, which included reductions in the acquired workforce, rationalization and realignment of the acquired mutual funds, and an evaluation of office lease obligations assumed in the transaction in several geographic regions. Costs associated with reductions of the acquired work force were accrued at acquisition date, at which time specific plans and the communication of those plans were finalized. Costs associated with mutual fund realignment and office space rationalization were accrued during fiscal 2007, as management finalized plans and amounts could be reasonably estimated. As part of the fund realignment, certain domestic funds have been or are being merged with funds of similar strategy and certain funds have been or are being re-domiciled or liquidated, as approved by the Boards of Directors of the funds or fund shareholders. The fund realignment costs were not associated with or incurred to generate revenues of the combined entity after the consummation date, were incremental to other costs incurred in the conduct of activities prior to the transaction date, and were incurred as a direct result of the plan to exit certain CAM activities. The determination of excess office space in several geographic regions resulted from staff reductions and business integrations. Excess office space costs include both amounts incurred under existing contractual obligations of CAM that will continue with no economic benefit and penalties incurred to cancel contractual obligations of the acquired business.

The costs for workforce reductions, mutual fund realignment and excess office space aggregating $85.4 million are associated with integration of the acquired CAM business and such costs are reflected as additional goodwill and only impact future earnings to the extent recorded goodwill becomes impaired.

A summary of all accrued restructuring costs (in millions) follows:

	Acquired Workforce Reductions	Fund Realignment	Office Leases	Total
Accrued at acquisition	$27.5	$—	$—	$27.5
Payments	(19.5)	—	—	(19.5)
Accrual at March 31, 2006	8.0	—	—	8.0
Accruals	1.2	42.4	14.3	57.9
Payments	(9.0)	(37.2)	(3.3)	(49.5)
Accrual at March 31, 2007	$0.2	$5.2	$11.0	$16.4

The purchase price allocation was completed during fiscal 2007, and we expect the remaining accrued costs to be paid as incurred or over their contractual terms in future years.

MARKET RISK

The following describes certain aspects of our business that are sensitive to market risk.

Revenues and Net Income

The majority of our revenue is based on the market value of our AUM. Accordingly, a decline in the prices of securities generally may cause our AUM to decrease. In addition, our fixed income and liquidity AUM are subject to the impact of interest rate fluctuations, as rising interest rates may tend to reduce the market value of bonds held in various mutual fund portfolios or separately managed accounts. Performance fees may be earned on certain investment advisory contracts for exceeding performance benchmarks. Declines in market values of AUM and underperformance of advisory contracts versus the applicable performance benchmarks will result in reduced fee revenues and net income.

Investments

Legg Mason invests in sponsored mutual funds, limited partnerships, limited liability companies and certain other investment products. No investments were classified as held-to-maturity at March 31, 2007. Legg Mason has also made certain available-for-sale investments of $8.3 million at March 31, 2007. Declines in market values of these investments may negatively impact Legg Mason’s revenues, net income and comprehensive income.

Trading Assets

Of our securities owned, $273.2 million and $142.2 million as of March 31, 2007 and 2006, respectively, are classified as trading assets. Approximately $153.7 million of these assets as of March 31, 2007 and substantially all of these assets as of March 31, 2006 are related to long-term incentive compensation plans of subsidiaries that have corresponding liabilities. Accordingly, fluctuation in the market value of these assets and the related liabilities will have no impact on our operating revenues and will not have a material effect on our net income or liquidity. However, it may have an impact on our compensation expense with a corresponding offset in other non-operating income. Approximately $35.3 million of these assets are seed capital investments that are economically hedged. Fluctuations in the market value of these assets will not have a material impact on our net income. Approximately $84.2 million of these assets, including approximately $37.9 million related to long-term incentive compensation, represent investments in which fluctuations in market value may impact our non-operating income and net income.

Foreign Exchange Sensitivity

Legg Mason operates primarily in the United States, but provides services, earns revenues and incurs expenses outside the United States. Accordingly, fluctuations in foreign exchange rates for currencies, principally in the United Kingdom, Canada, Brazil and Australia, may impact our comprehensive and net income. Certain of our subsidiaries have entered into forward contracts to manage the impact of fluctuations in foreign exchange rates on their results of operations. We do not expect foreign currency fluctuations to have a material effect on our comprehensive or net income or liquidity.

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

Intangible Assets and Goodwill

Our identifiable intangible assets consist primarily of asset management contracts, contracts to manage proprietary mutual funds or funds-of-hedge funds and trade names resulting from acquisitions. Management contracts are amortizable intangible assets that are capitalized at acquisition and amortized over the expected life of the contract. Contracts to manage proprietary mutual funds or funds-of-hedge funds are indefinite-life intangible assets because we assume that there is no foreseeable limit on the contract period due to the likelihood of continued renewal at little or no cost. Similarly, trade names are considered indefinite-life intangible assets because they are expected to generate cash flows indefinitely.

Goodwill represents the residual amount of acquisition cost in excess of identified tangible and intangible assets and assumed liabilities.

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

As of March 31, 2007, we had approximately $2.4 billion in goodwill, $3.9 billion in indefinite-life intangible assets and $553.5 million in net amortizable intangible assets. The estimated useful lives of amortizable intangible assets currently range from 5 to 20 years. As of March 31, 2007, amortizable intangible assets are being amortized over a remaining weighted-average life of 11 years.

Goodwill is evaluated quarterly at the reporting unit level and is considered impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. In estimating the implied fair value of the reporting unit, we use valuation techniques based on discounted cash flows, similar to techniques employed in analyzing the purchase price of an acquisition target. We have defined the reporting units to be the Managed Investments, Institutional and Wealth Management divisions, which are the same as our operating segments. Allocations of goodwill to our divisions for acquisitions and dispositions are based on relative fair values of the businesses added to or sold from the divisions. See Note 18 of Notes to Consolidated Financial Statements for additional information related to business segments.

Significant assumptions used in assessing the implied fair value of goodwill under the discounted cash flow method include the projected cash flows generated by the reporting unit, the growth rate used in projecting the cash flows, and the discount rate used to determine the present value of the cash flows. Annual cash flow growth rates are based on historical growth rates.

The Wealth Management and Managed Investments reporting units represent approximately 51% and 44%, respectively, of our goodwill. Wealth Management goodwill is principally attributable to PCM and Managed Investments goodwill is principally attributable to CAM. Projected cash flows for these divisions are assumed to grow 10% annually over the next five years, with a long-term annual growth rate of 5%. The projected cash flows are discounted at 16% to determine the present value. The discount rate is based on risk-adjusted estimated weighted average cost of capital. For the Wealth Management reporting unit, annual cash flows would have to decline by more than 35% or the discount rate increase to more than 20% for the goodwill to be deemed impaired. For the Managed Investments reporting unit, annual cash flows would have to decline by more than 50% or the discount rate increase to more than 25% for the goodwill to be deemed impaired.

We review the fair value of our intangible assets on a quarterly basis, considering projected cash flows, to determine whether the assets are impaired and the amortization periods are appropriate. If an asset is determined to be impaired, the difference between the value of the asset reflected on the financial statements and its current implied fair value is recognized as an expense in the period in which the impairment is determined to be other than temporary. If the amortization periods are not appropriate, the expected lives are adjusted and the impact on the fair value is assessed.

The implied fair values of intangible assets subject to amortization are determined at each reporting period using an undiscounted cash flow analysis. Significant assumptions used in assessing the implied fair value of management contract intangible assets include projected cash flows generated by the contracts, and attrition rates and the remaining lives of the contracts. Projected cash flows are based on fees generated by current AUM for the applicable contracts. Contracts are assumed to turnover evenly throughout the life of the intangible asset. The expected life of the asset is based upon factors such as average client retention and client turnover rates.

Management contract intangible assets related to the retail separately managed accounts acquired in the CAM acquisition and client contracts acquired with PCM represent approximately 48% and 37%, respectively, of our total amortizable intangible assets. This CAM intangible asset has an expected life of 12 years (which represents an annual contract turnover rate of 8%). For CAM contracts to be impaired, contract cash flows would have to decline by approximately 70% or client attrition would have to accelerate to a rate such that the estimated life decreases by more than 65%.

The PCM intangible asset related to client contracts had an original expected life of 18 years (which represents an annual contract turnover rate of 6%), with an expected remaining life of 12 years at March 31, 2007. At current expected client attrition rates, the cash flows generated by the underlying management contracts held by PCM would have to decline by approximately 50% for the asset to become impaired. Similarly, with no change to the profitability of the contracts, client attrition would have to accelerate to a rate such that our estimated useful life would decline by approximately 35% before the asset would be deemed impaired.

For intangible assets with lives that are indeterminable or indefinite, fair value is determined based on anticipated discounted cash flows. We have two primary types of indefinite-life intangible assets: proprietary fund contracts and to a lesser extent, trade names.

Significant assumptions used in assessing the fair value of proprietary fund contracts include the projected cash flows generated by those contracts and the discount rate used to determine the present value of the cash flows. Projected cash flows are based on annualized cash flows for the applicable contracts projected forward forty years, assuming annual cash flow growth approximating market returns. Contracts within the same family of funds are reviewed in aggregate and are considered interchangeable because investors can transfer between funds with limited restrictions. Similarly, cash flows generated by new funds added to the fund family are included when determining the fair value of the intangible asset.

The domestic mutual fund contracts acquired in the CAM acquisition and the Permal funds-of-hedge funds contracts account for approximately 65% and 25%, respectively, of our indefinite life intangible assets. Cash flows from the CAM and Permal contracts are assumed to grow at long-term annual rates of 5% and 8%, respectively, which approximates the expected average market returns. The projected cash flows from the CAM and Permal funds are discounted at 13% and 14%, respectively, based on the estimated weighted average cost of capital of the respective businesses. Changes in assumptions, such as an increased discount rate or declining cash flows, could result in an impairment. At current profitability levels, cash flows generated by the CAM mutual fund contracts would have to fall approximately 13% or the discount rate used in the test would have to be raised to 14% for the asset to be deemed impaired. Likewise, cash flows generated by the Permal funds-of-hedge funds contracts would have to decline by approximately 36% or the discount rate raised to 20% for the asset to be deemed impaired.

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

Loss Contingencies

Legg Mason has been the subject of customer complaints and has also been named as a defendant in various legal actions arising primarily from securities brokerage, asset management and investment banking activities, including certain class actions, which primarily allege violations of securities laws and seek unspecified damages, which could be substantial. Legg Mason is also involved in governmental and self-regulatory agency inquiries, investigations and proceedings. With the sale of our private client and capital markets businesses, we agreed to indemnify Citigroup for most customer complaints, litigation and regulatory liabilities that result from pre-closing events. Similarly, Citigroup has agreed to be liable to Legg Mason for most customer complaints litigation and regulatory liabilities of the CAM business that result from pre-closing events. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” we have established liabilities for potential losses from complaints, legal actions, investigations and proceedings, exclusive of legal fees. In establishing these liabilities, we use our judgment to determine the probability that losses have been incurred and a reasonable estimate of the amount of the losses. In making these decisions, we base our judgments on our knowledge of the situations, consultations with legal counsel and our historical experience in resolving similar matters. In many lawsuits, arbitrations and regulatory proceedings, it is not possible to determine whether a liability has been incurred or to estimate the amount of that liability until the matter is close to resolution. However, accruals are reviewed monthly and are adjusted to reflect our estimates of the impact of developments, rulings, advice of counsel and any other information pertinent to a particular matter. Because of the inherent difficulty in predicting the ultimate outcome of legal and regulatory actions, we cannot predict with certainty the eventual loss or range of loss related to such matters. If our judgments prove to be incorrect, our liability for losses and contingencies may not accurately reflect actual losses that result from these actions, which could materially affect results in the period the expenses are ultimately determined. As of March 31, 2007 and 2006, our liability for losses and contingencies was $2.6 million and $4.3 million, respectively. See Note 10 of Notes to Consolidated Financial Statements for additional disclosures regarding contingencies.

Stock-Based Compensation

Our stock-based compensation plans include stock options, employee stock purchase plans, restricted stock awards and deferred compensation payable in stock. Under our stock compensation plans, we issue stock options to officers, key employees and non-employee members of our Board of Directors.

During fiscal year 2007, Legg Mason adopted SFAS No. 123 (R), “Share-Based Payment” and related pronouncements using the modified-prospective method and the related transition election. Under this method, compensation expense for the year ended March 31, 2007 includes compensation cost for all non-vested share-based awards at their grant-date fair value amortized over the respective vesting periods on the straight-line method. As further described below, Legg Mason determines the fair value of stock-based compensation using the Black-Scholes option pricing model, with the exception of market-based performance grants, which are valued with a Monte Carlo option-pricing model. Prior to fiscal 2007, awards were also accounted for at grant-date fair value, except for awards granted prior to April 1, 2003, that were recorded at their intrinsic value. As a result, prior to the adoption of SFAS No. 123 (R), no related compensation expense was recognized for the awards granted prior to April 1, 2003, and the expense related to stock-based employee compensation included in the determination of net income for fiscal years 2006 and 2005 is less than that which would have been included if the fair value method had been applied to all awards. Under the modified-prospective method, the results for the years ended March 31, 2006 and 2005 have not been restated. Additionally, unamortized deferred compensation previously classified as a separate component of stockholders’ equity has been reclassified as a reduction of additional paid-in capital. Also under SFAS No. 123 (R), cash flows related to income tax deductions in excess of stock-based compensation expense are classified as financing cash flows for the year ended March 31, 2007. For the years ended March 31, 2006 and 2005, such amount was $92,376 and $18,972, respectively, and continues to be classified as operating cash inflows.

In accordance with the provisions of SFAS No. 123 (R), we provide disclosure in Note 13 of Notes to Consolidated Financial Statements of our pro forma results if compensation expense associated with all stock option grants had been recognized at grant-date fair value over their respective vesting period. If we accounted for prior years’ stock option grants at grant-date fair value, net income from continuing operations would have been reduced by $3.2 million and $7.9 million in fiscal 2006 and 2005, respectively. Net income from discontinued operations would have been reduced by $4.0 million and $6.1 million in fiscal 2006 and 2005, respectively. These reductions are the result of including additional expenses for grants made prior to April 2003.

We granted 1,037,380, 1,101,105 and 579,104 stock options, including those to non-employee directors, in fiscal 2007, 2006 and 2005, respectively. For additional information on share-based compensation, see Note 13 of Notes to Consolidated Financial Statements.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) to prescribe recognition and measurement thresholds in financial statements for tax positions. As noted below, this new accounting pronouncement is not expected to have a material impact on our consolidated financial statements.

RECENT ACCOUNTING DEVELOPMENTS

The following relevant accounting pronouncements were recently issued.

The FASB issued FIN 48 in July 2006. FIN 48 clarifies previously issued FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and a measurement attribute in financial statements for tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, interim accounting, disclosure and transition and will be effective for fiscal year 2008. We have substantially completed an analysis of adopting the provisions of FIN 48 and, based on that analysis, do not currently expect an adjustment to opening retained earnings or existing income tax reserves as of April 1, 2007, that will be material to our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), to provide a consistent definition of fair value and establish a framework for measuring fair value in generally accepted accounting principles. SFAS 157 has additional disclosure requirements and will be effective for fiscal year 2009. We are evaluating the adoption of SFAS 157 and cannot estimate the impact, if any, on our consolidated financial statements at this time.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (“SFAS 158”). SFAS 158 requires an employer that is a business entity that sponsors one or more single-employer defined benefit plans to recognize the funded status of its plans on its balance sheet as of the balance sheet date. SFAS 158 also requires gains or losses and prior service costs or credits that are not components of net periodic benefit costs to be cycled through other comprehensive income until recognized as net periodic benefit cost. SFAS 158 has additional disclosure requirements and is effective as of March 31, 2007. The adoption of SFAS 158 did not have a material impact on our consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), to eliminate diversity in how registrants quantify financial statement misstatements. Prior to SAB 108, registrants have used one of two widely recognized methods to quantify financial statement misstatements: the “rollover” method or the “iron curtain” method. The iron curtain method quantifies uncorrected misstatements based on the effects of correcting the misstatements existing in the balance sheet in the current year, irrespective of the year of origination of the misstatement. The rollover method quantifies uncorrected misstatements based on the amount of misstatements originating in the current year income statement and ignores the effects of correcting the portion relating to balance sheet misstatements from prior years. SAB 108 requires that a registrant consider both the iron curtain and rollover methods when evaluating uncorrected misstatements. As such, uncorrected misstatements previously deemed to be immaterial under one method, may now be material under the new “dual approach” and require correction in the current year financial statements. SAB 108 has additional disclosure requirements. SAB 108 has been adopted as of March 31, 2007 and did not impact our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are not mandatory and we have the option to adopt SFAS 159 for fiscal 2008 or fiscal 2009. We are in the process of evaluating the potential future effect of SFAS 159 on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

We have made in this Annual Report on Form 10-K, and from time to time may otherwise make in our public filings, press releases and statements by our management, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including information relating to anticipated growth in revenues or earnings per share, anticipated changes in our businesses or in the amount of our client AUM, anticipated future performance of our business, anticipated future investment performance of our subsidiaries, our expected future net client cash flows, anticipated expense levels, changes in expenses, the expected effects of acquisitions and expectations regarding financial market conditions. The words or phrases “can be,” “may be,” “expects,” “may affect,” “may depend,” “believes,” “estimate,” “project,” “anticipate” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and we caution readers that any forward- looking information provided by or on behalf of Legg Mason is not a guarantee of future performance.

Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are beyond our control, including but not limited to those discussed below and those discussed under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K and our other public filings, press releases and statements by our management. Due to such risks, uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligations to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Our future revenues may fluctuate due to numerous factors, such as: the total value and composition of AUM; the volatility and general level of securities prices and interest rates; the relative investment performance of company-sponsored investment funds and other asset management products compared with competing offerings and market indices; investor sentiment and confidence; general economic conditions; our ability to maintain investment management and administrative fees at current levels; competitive conditions in our business; the ability to attract and retain key personnel and the effects of acquisitions, including prior acquisitions. Our future operating results are also dependent upon the level of operating expenses, which are subject to fluctuation for the following or other reasons: variations in the level of compensation expense incurred as a result of changes in the number of total employees, competitive factors, changes in the percentages of revenues paid as compensation or other reasons; variations in expenses and capital costs, including depreciation, amortization and other non-cash charges incurred by us to maintain our administrative infrastructure; unanticipated costs that may be incurred by Legg Mason from time to time to protect client goodwill or in connection with litigation or regulatory proceedings; and the effects of acquisitions and dispositions.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk” for disclosure about market risk.

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

Management assessed the effectiveness of Legg Mason’s internal control over financial reporting as of March 31, 2007, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of March 31, 2007, Legg Mason’s internal control over financial reporting is effective based on the criteria established in the COSO framework.

Management’s assessment of the effectiveness of Legg Mason’s internal control over financial reporting as of March 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein, which expresses unqualified opinions on management’s assessment and on the effectiveness of Legg Mason’s internal control over financial reporting as of March 31, 2007.

Raymond A. Mason

Chairman and Chief Executive Officer

Charles J. Daley, Jr.

Senior Vice President, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders of Legg Mason, Inc.:

We have completed integrated audits of Legg Mason, Inc.’s consolidated financial statements and of its internal control over financial reporting as of March 31, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Legg Mason, Inc. and its subsidiaries at March 31, 2007 and March 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of March 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Baltimore, Maryland

May 30, 2007

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	Years Ended March 31,
	2007	2006	2005
OPERATING REVENUES
Investment advisory fees
Separate accounts	$1,445,796	$1,101,249	$772,103
Funds	2,023,140	994,232	460,629
Performance fees	142,245	101,605	48,906
Distribution and service fees	716,402	425,554	261,587
Other	16,092	22,572	27,475
Total operating revenues	4,343,675	2,645,212	1,570,700
OPERATING EXPENSES
Compensation and benefits	1,556,397	1,074,120	661,785
Transaction-related compensation	12,171	53,063	—
Total compensation and benefits	1,568,568	1,127,183	661,785
Distribution and servicing	1,196,019	561,788	253,394
Communications and technology	174,160	89,234	46,299
Occupancy	100,180	50,919	27,472
Amortization of intangible assets	68,410	38,460	21,286
Litigation award settlement	—	(8,150)	—
Other	208,040	106,048	71,347
Total operating expenses	3,315,377	1,965,482	1,081,583

OPERATING INCOME	1,028,298	679,730	489,117

OTHER INCOME (EXPENSE)
Interest income	58,916	47,992	20,059
Interest expense	(71,474)	(52,648)	(44,765)
Other	28,114	40,388	6,347
Total other income (expense)	15,556	35,732	(18,359)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION AND MINORITY INTERESTS	1,043,854	715,462	470,758
Income tax provision	397,612	275,595	175,334
INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	646,242	439,867	295,424
Minority interests, net of tax	4	(6,160)	—
INCOME FROM CONTINUING OPERATIONS	646,246	433,707	295,424
Income from discontinued operations, net of tax	—	66,421	113,007
Gain on sale of discontinued operations, net of tax	572	644,040	—
NET INCOME	$646,818	$1,144,168	$408,431
NET INCOME PER SHARE
Basic:
Income from continuing operations	$4.58	$3.60	$2.86
Income from discontinued operations	—	0.55	1.09
Gain on sale of discontinued operations	—	5.35	—
	$4.58	$9.50	$3.95
Diluted:
Income from continuing operations	$4.48	$3.35	$2.56
Income from discontinued operations	—	0.51	0.97
Gain on sale of discontinued operations	—	4.94	—
	$4.48	$8.80	$3.53

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$1,183,617	$1,023,470
Receivables:
Investment advisory and related fees	585,857	560,407
Other	266,128	289,433
Investment securities	273,166	142,206
Deferred income taxes	33,873	60,135
Other	48,866	51,080
Total current assets	2,391,507	2,126,731
Investment securities	9,595	26,272
Fixed assets, net	219,437	182,609
Intangible assets, net	4,425,409	4,493,316
Goodwill	2,432,840	2,303,799
Other	125,700	169,763
Total Assets	$9,604,488	$9,302,490
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued compensation	$559,390	$586,899
Short-term borrowings	—	83,227
Current portion of long-term debt	5,117	36,883
Contractual acquisition payable	130,000	300,000
Payables for distribution and servicing	160,656	135,607
Other	456,898	455,090
Total current liabilities	1,312,061	1,597,706
Deferred compensation	136,013	97,101
Deferred income taxes	444,218	392,009
Other	63,199	199,481
Long-term debt	1,107,507	1,166,077
Total Liabilities	3,062,998	3,452,374
Commitments and Contingencies (Note 10)

Stockholders’ Equity
Common stock, par value $ .10; authorized 500,000,000 shares; issued 131,776,500 shares in 2007 and 129,709,847 shares in 2006	13,178	12,971
Convertible preferred stock, par value $10; authorized 4,000,000 shares; 8.39 shares outstanding in 2007 and 2006	—	—
Shares exchangeable into common stock	5,188	5,720
Additional paid-in capital	3,372,385	3,235,583
Employee stock trust	(31,839)	(45,924)
Deferred compensation employee stock trust	31,839	45,924
Retained earnings	3,112,844	2,580,898
Accumulated other comprehensive income, net	37,895	14,944
Total Stockholders’ Equity	6,541,490	5,850,116
Total Liabilities and Stockholders’ Equity	$9,604,488	$9,302,490

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Years Ended March 31,
	2007	2006	2005
COMMON STOCK
Beginning balance	$12,971	$10,668	$6,655
Stock options and other stock-based compensation	86	469	204
Deferred compensation employee stock trust	5	13	24
Deferred compensation, net	19	3	20
Conversion of debt	76	555	25
Exchangeable shares	21	39	26
Business acquisitions	—	1,224	—
Public offering	—	—	460
Shares repurchased and retired	—	—	(73)
Stock split	—	—	3,327
Ending balance	13,178	12,971	10,668
SHARES EXCHANGEABLE INTO COMMON STOCK
Beginning balance	5,720	6,697	7,351
Exchanges	(532)	(977)	(654)
Ending balance	5,188	5,720	6,697
ADDITIONAL PAID-IN CAPITAL
Beginning balance	3,235,583	736,196	361,373
Stock options and other stock-based compensation	80,514	306,637	65,300
Deferred compensation employee stock trust	5,228	11,714	14,674
Deferred compensation, net and officer note receivable	17,675	19,203	15,053
Conversion of debt	32,874	237,086	10,712
Exchangeable shares	511	938	628
Business acquisitions	—	1,923,809	—
Public issuance of stock	—	—	312,439
Shares repurchased and retired	—	—	(40,656)
Stock split	—	—	(3,327)
Ending balance	3,372,385	3,235,583	736,196
EMPLOYEE STOCK TRUST
Beginning balance	(45,924)	(127,780)	(117,331)
Shares issued to plans	(772)	(13,355)	(20,365)
Distributions and forfeitures	14,857	95,211	9,916
Ending balance	(31,839)	(45,924)	(127,780)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	45,924	127,780	117,331
Shares issued to plans	772	13,355	20,365
Distributions and forfeitures	(14,857)	(95,211)	(9,916)
Ending balance	31,839	45,924	127,780
RETAINED EARNINGS
Beginning balance	2,580,898	1,523,875	1,173,282
Net income	646,818	1,144,168	408,431
Dividends declared	(114,872)	(87,145)	(57,838)
Ending balance	3,112,844	2,580,898	1,523,875
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET
Beginning balance	14,944	15,710	10,949
Realized and unrealized holding gains (losses) on investment securities, net of tax	97	(124)	(44)
Unrealized and realized gains (losses) on cash flow hedges, net of tax	(738)	1,323	—
Foreign currency translation adjustment	23,592	(1,965)	4,805
Ending balance	37,895	14,944	15,710
TOTAL STOCKHOLDERS’ EQUITY	$6,541,490	$5,850,116	$2,293,146

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended March 31,
	2007	2006	2005
NET INCOME	$646,818	$1,144,168	$408,431
Other comprehensive income gains (losses):
Foreign currency translation adjustment	23,592	(1,965)	4,805
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses), net of tax (provision) benefit of $(24), $144 and $ 53, respectively	37	(216)	(54)
Reclassification adjustment for losses included in net income	60	92	10
Net unrealized gains (losses) on investment securities	97	(124)	(44)
Unrealized and realized gains (losses) on cash flow hedge, net of tax (provision) benefit of $524 and $(938), respectively	(738)	1,323	—
Total other comprehensive income (loss)	22,951	(766)	4,761
COMPREHENSIVE INCOME	$669,769	$1,143,402	$413,192

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS

OF CASH FLOWS

(Dollars in thousands)

	Years Ended March 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$646,818	$1,144,168	$408,431
Income from discontinued operations, net of tax	—	(66,421)	(113,007)
Gain on sale of discontinued operations, net of tax	(572)	(644,040)	—
Non-cash items included in net income:
Depreciation and amortization	137,852	73,768	40,604
Amortization of deferred sales commissions	64,265	29,873	4,232
Accretion and amortization of securities discounts and premiums, net	1,295	4,889	8,201
Stock-based compensation	40,654	35,465	9,921
Unrealized (gains) losses on investments	(7,141)	8,360	2,564
Deferred income taxes	128,801	(17,233)	39,266
Other	8,854	161	1,265
Decrease (increase) in assets excluding acquisitions:
Investment advisory and related fees receivable	(23,797)	(161,570)	(71,739)
Net purchases of trading investments	(138,167)	(93,261)	(30,701)
Other receivables	30,354	61,216	(10,352)
Restricted cash	—	20,658	(20,658)
Other current assets	(2,947)	(39,643)	14,752
Other non-current assets	(916)	71,896	(26,639)
Increase (decrease) in liabilities excluding acquisitions:
Accrued compensation	(25,803)	(143,617)	72,434
Deferred compensation	38,912	31,291	54,508
Payables for distribution and servicing	25,049	135,607	—
Income taxes payable	(24,863)	(1,163)	(5,094)
Other current liabilities	126,757	(403,814)	6,815
Other non-current liabilities	(120,506)	(32,009)	9,153
Net cash provided by (used for) operating activities of discontinued operations	572	530,180	(28,201)
CASH PROVIDED BY OPERATING ACTIVITIES	905,471	544,761	365,755
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for:
Fixed assets	(112,026)	(85,204)	(26,557)
Business acquisitions and related costs, net of cash acquired in 2006	(60,330)	(880,008)	(57,404)
Contractual acquisition earnouts	(384,748)	(16,300)	(502,500)
Purchases of investment securities	(20,787)	(25,551)	(10,654)
Proceeds from sales and maturities of investment securities	35,788	8,074	10,827
Net cash used for investing activities of discontinued operations	—	(4,592)	(9,477)
CASH USED FOR INVESTING ACTIVITIES	(542,103)	(1,003,581)	(595,765)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in short-term borrowings	(83,227)	—	—
Proceeds from issuance of long-term debt	—	728,580	20,000
Third party distribution financing	3,617	—	—
Repayment of principal on long-term debt	(61,096)	(103,113)	—
Issuance of common stock	26,728	140,454	370,336
Repurchase of common stock	—	—	(40,729)
Dividends paid	(109,919)	(78,626)	(51,728)
Excess tax benefit associated with stock-based compensation	14,466	—	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(209,431)	687,295	297,879
EFFECT OF EXCHANGE RATE CHANGES ON CASH	6,210	(126)	1,681
NET INCREASE IN CASH AND CASH EQUIVALENTS	160,147	228,349	69,550
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,023,470	795,121	725,571
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,183,617	$1,023,470	$795,121
SUPPLEMENTARY DISCLOSURE
Cash paid for:
Income taxes	$260,015	$654,118	$191,708
Interest	71,226	105,258	70,815

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts or unless otherwise noted)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Legg Mason, Inc. (“Parent”) and its subsidiaries (collectively, “Legg Mason”) are principally engaged in providing asset management and related financial services to individuals, institutions, corporations and municipalities. On December 1, 2005, Legg Mason acquired substantially all of Citigroup Inc.’s (“Citigroup”) worldwide asset management business (“CAM”) in exchange for Legg Mason’s Private Client and Capital Markets (“PC/CM”) businesses, common and preferred stock and cash. Also, effective November 1, 2005, Legg Mason acquired Permal Group Ltd (“Permal”). See Notes 2 and 3 for additional information.

The consolidated financial statements include the accounts of the Parent and its subsidiaries in which it has a controlling financial interest, including CAM and Permal from the dates of acquisition. Generally, an entity is considered to have a controlling financial interest when it owns a majority of the voting interest in an entity. Legg Mason is also required to consolidate any variable interest entity (“VIE”) in which it is considered to be the primary beneficiary. See discussion of Special Purpose and Variable Interest Entities that follows for a further discussion of VIEs. All material intercompany balances and transactions have been eliminated. Where appropriate, prior years’ financial statements reflect reclassifications to conform to the current year presentation, including the current period breakout of performance fees as a separate component of investment advisory fees and deferred income tax assets and liabilities from other current assets and other non-current liabilities, respectively.

Unless otherwise noted, all per share amounts include common shares of Legg Mason, shares issued in connection with the acquisition of Legg Mason Canada Inc., which are exchangeable into common shares of Legg Mason on a one-for-one basis at any time, and non-voting convertible preferred stock, which is convertible upon sale into shares of Legg Mason common stock. These non-voting convertible preferred shares are considered “participating securities” and therefore are included in the calculation of basic earnings per common share. During July 2006, the number of authorized common shares was increased from 250 million to 500 million.

In connection with the sale of Legg Mason’s PC/CM businesses, Legg Mason reflected the related results of operations of PC/CM businesses as Income from discontinued operations on the Consolidated Statements of Income. Operating and investing cash flows from discontinued operations are shown separately in the Consolidated Statements of Cash Flows. There were no financing cash flows from discontinued operations. All references to fiscal 2007, 2006 or 2005 refer to Legg Mason’s fiscal year ended March 31 of that year.

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

Certain investment securities are classified as trading securities. These investments are recorded at fair value and unrealized gains and losses are included in current period earnings. Realized gains and losses for all investments are included in current period earnings.

Legg Mason evaluates its non-trading investment securities for “other than temporary” impairment. Impairment may exist when the fair value of an investment security has been below the adjusted cost for an extended period of time. If an “other than temporary” impairment is determined to exist, the difference between the value of the investment security recorded on the financial statements and its fair value is recognized as a charge to income in the period the impairment is determined to be other than temporary. As of March 31, 2007 and 2006, the amount of unrealized losses for investment securities not recognized in income was not material.

For investments in illiquid and privately-held securities for which market prices or quotations are not readily available, management must estimate the value of the security based upon available information in order to determine fair value. As of March 31, 2007 and 2006, Legg Mason had approximately $1,298 and $1,503 respectively, of non-trading financial instruments which were valued based upon management’s assumptions or estimates, taking into consideration available financial information of the company and industry. At March 31, 2007 and 2006, Legg Mason had approximately $58,265 and $64,026, respectively, of investments in partnerships and limited liability corporations. These investments are reflected in Other non-current assets on the Consolidated Balance Sheets and are accounted for under the cost or equity method.

In addition to the financial instruments described above, other financial instruments that are carried at fair value or amounts that approximate fair value include Cash and cash equivalents and Short-term borrowings. The fair value of Long-term debt at March 31, 2007 and 2006 was $1,120,253 and $1,277,508 respectively. These fair values were estimated using current market prices.

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

Intangible Assets and Goodwill

Intangible assets consist principally of asset management contracts, contracts to manage proprietary funds and trade names resulting from acquisitions. Intangible assets are amortized over their estimated useful lives, using the straight-line method, unless the asset is determined to have an indefinite useful life. Asset management contracts are amortizable intangible assets that are capitalized at acquisition and amortized over the expected life of the contract. The value of contracts to manage assets in proprietary funds and the value of trade names are classified as indefinite-life intangible assets. The assignment of indefinite lives to proprietary fund contracts is based upon the assumption that there is no foreseeable limit on the contract period to manage proprietary funds due to the likelihood of continued renewal at little or no cost. The assignment of indefinite lives to trade names is based on the assumption that they are expected to generate cash flows indefinitely.

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Indefinite-life intangible assets and goodwill are not amortized. Legg Mason evaluates its intangible assets and goodwill on a quarterly basis, considering factors such as projected cash flows and revenue multiples, to determine whether the value of the assets is impaired and the amortization periods are appropriate. If an asset is impaired, the difference between the value of the asset reflected on the financial statements and its current fair value is recognized as an expense in the period in which the impairment is determined. The fair values of intangible assets subject to amortization are reviewed at each reporting period using an undiscounted cash flow analysis. For intangible assets with indefinite lives, fair value is determined based on anticipated discounted cash flows. Goodwill is evaluated at the reporting unit level, and is deemed to be impaired if the carrying amount of the reporting unit exceeds its implied fair value. In estimating the fair value of the reporting unit, Legg Mason uses valuation techniques based on discounted cash flows similar to models employed in analyzing the purchase price of an acquisition target. Legg Mason defines the reporting units to be its Managed Investments, Institutional and Wealth Management divisions, which are the same as its operating segments. Allocations of goodwill to Legg Mason’s divisions for acquisitions and dispositions are based on relative fair values of the businesses added to or sold from the divisions. See Note 6 for additional information regarding intangible assets and goodwill and Note 18 for additional information regarding business segments.

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

Investment Advisory Fees

Legg Mason earns investment advisory fees on assets in separately managed accounts, investment funds, and other products managed for Legg Mason’s clients. These fees are primarily based on predetermined percentages of the market value of the assets under management (“AUM”), are recognized over the period in which services are performed and may be billed in advance of the period earned. Performance fees may be earned on certain investment advisory contracts for exceeding performance benchmarks and are generally recognized at the end of the performance measurement period or when they are determined to be realizable.

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

Deferred Sales Commissions

Commissions paid to financial intermediaries in connection with sales of certain classes of company-sponsored mutual funds are capitalized as deferred sales commissions. The asset is amortized over periods not exceeding six years, which represent the periods during which commissions are generally recovered from distribution and service fee revenues and from contingent deferred sales charges (“CDSC”) received from shareholders of those funds upon redemption of their shares. CDSC receipts are recorded as distribution and servicing revenue when received, with a corresponding expense and a reduction of the unamortized balance of deferred sales commissions.

Management periodically tests the deferred sales commission asset for impairment by reviewing the changes in value of the related shares, the relevant market conditions and other events and circumstances that may indicate an impairment in value has occurred. If these factors indicate an impairment in value, management compares the carrying value to the estimated undiscounted cash flows expected to be generated by the asset over its remaining life. If management determines that the deferred sales commission asset is not fully recoverable, the asset will be deemed impaired and a loss will be recorded in the amount by which the recorded amount of the asset exceeds its estimated fair value. For the years ended March 31, 2007, 2006, and 2005, no impairment charges were recorded. Deferred sales commissions, included in Other non-current assets in the Consolidated Balance Sheets, were $44.9 million and $78.9 million at March 31, 2007 and 2006, respectively.

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

Loss Contingencies

Legg Mason accrues estimates for loss contingencies related to legal actions, investigations, and proceedings, exclusive of legal fees, when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

Stock-Based Compensation

Legg Mason’s stock-based compensation includes stock options, employee stock purchase plans, restricted stock awards and deferred compensation payable in stock. Under its stock compensation plans, Legg Mason issues stock options to officers, key employees and non-employee members of the Board of Directors.

During fiscal year 2007, Legg Mason adopted SFAS No. 123 (R), “Share-Based Payment” and related pronouncements using the modified-prospective method and the related transition election. Under this method, compensation expense for the year ended March 31, 2007 includes compensation cost for all non-vested share-based awards at their grant-date fair value amortized over the respective vesting periods on the straight-line method. Legg Mason determines the fair value of stock-based compensation using the Black-Scholes option pricing model, with the exception of market-based performance grants, which are valued with a Monte Carlo option-pricing model. Prior to fiscal 2007, awards were also accounted for at grant-date fair value, except for awards granted prior to April 1, 2003, that were recorded at their intrinsic value. As a result, prior to the adoption of SFAS No. 123 (R), no related compensation expense was recognized for the awards granted prior to April 1, 2003, and the expense related to stock-based employee compensation included in the determination of net income for fiscal years 2006 and 2005 is less than that which would have been included if the fair value method had been applied to all awards. Under the modified-prospective method, the results for the years ended March 31, 2006 and 2005 have not been restated. Additionally, unamortized deferred compensation previously classified as a separate component of stockholders’ equity has been reclassified as a reduction of additional paid-in capital. Also under SFAS No. 123 (R), cash flows related to income tax deductions in excess of stock-based compensation expense of $14,466 are classified as financing cash flows for the year ended March 31, 2007. For the years ended March 31, 2006 and 2005, these cash flows were $92,376 and $18,972, respectively, and continue to be classified as operating cash inflows.

See Note 13 for additional discussion of stock-based compensation.

Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of shares outstanding. The calculation of weighted average shares includes common shares, shares exchangeable into common stock and convertible preferred shares that are considered participating securities. Diluted EPS is similar to basic EPS, but adjusts for the effect of potential common shares. All share and per share information have been retroactively restated to reflect the September 2004 three-for-two split. See Note 15 for additional discussion of EPS.

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

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46 (R), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” all SPEs are designated as either a voting interest entity or a VIE, with VIEs subject to consolidation by the party deemed to be the primary beneficiary, if any. A VIE is an entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or in which the equity investors do not have the characteristics of a controlling financial interest. The primary beneficiary is the entity that will absorb a majority of the VIE’s expected losses, or if there is no such entity, the entity that will receive a majority of the VIE’s expected residual returns, if any. In accordance with FIN 46 (R), Legg Mason’s determination of expected residual returns excludes gross fees paid to a decision maker. It is unlikely that Legg Mason will be the primary beneficiary for VIEs created to manage assets for clients unless its ownership interest, including interests of related parties, in a VIE is substantial, or unless Legg Mason may earn significant performance fees from the VIE.

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

Supplemental Cash Flow Information

The following non-cash activities are excluded from the Consolidated Statements of Cash Flows. As described in Note 8, during fiscal 2007 and 2006, the holders of the $76 million and $480 million in zero-coupon contingent convertible senior notes converted the notes into 756 thousand and 5.5 million shares of common stock, respectively. There were no zero-coupon contingent convertible senior notes outstanding after the conversion in fiscal 2007.

As described in Note 2, during fiscal 2006, Legg Mason issued 5.4 million shares of common stock and 13.346632 shares of non-voting convertible preferred stock to Citigroup in the acquisition of CAM. During March 2006, Citigroup sold, and thus converted, approximately 4.96 shares of non-voting convertible preferred stock into 4.96 million shares of common stock. In addition, an $83.2 million promissory note, as described in Note 7, was executed as a result of the final purchase price at closing. As also described in Note 2, during fiscal 2006, Legg Mason issued 1.9 million shares of common stock valued at $200 million to acquire Permal. As described in Note 3, during fiscal 2006, Legg Mason recognized a gain on the sale of its PC/CM businesses to Citigroup, based on a value of $1.65 billion for the businesses, as a portion of the consideration to acquire CAM. Assets and liabilities of the PC/CM businesses transferred to Citigroup as part of the transaction were approximately $4.2 billion and $3.7 billion, respectively.

The amounts reflected in the supplementary disclosure on the Consolidated Statements of Cash Flows as cash paid for income taxes and interest represent amounts for both continuing and discontinued operations, where applicable.

Derivative Instruments

The fair values of derivative instruments are recorded as assets or liabilities on the Consolidated Balance Sheets. Legg Mason generally does not engage in derivative or hedging activities, except to hedge interest rate risk on debt, as described in Note 8. In addition, Legg Mason uses currency and other hedges to hedge the risk of movement in exchange rates or interest rates on financial assets.

Legg Mason applies hedge accounting as defined in SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities,” to the aforementioned debt interest rate risk hedge. Adjustment of this cash flow hedge is recorded in Other comprehensive income. The gain or loss on other derivative instruments not designated for hedge accounting are included as Other income (expense) in the Consolidated Statements of Income and are not material.

Recent Accounting Developments

The following relevant accounting pronouncements were recently issued.

The FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), in July 2006. FIN 48 clarifies previously issued FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and a measurement attribute in financial statements for tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, interim accounting, disclosure and transition and will be effective for fiscal year 2008. Legg Mason has substantially completed an analysis of adopting the provisions of FIN 48 and, based on that analysis, does not currently expect an adjustment to opening retained earnings or existing income tax reserves as of April 1, 2007, that will be material to the consolidated financial statements.

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

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (“SFAS 158”). SFAS 158 requires an employer that is a business entity that sponsors one or more single-employer defined benefit plans to recognize the funded status of its plans on its balance sheet as of the balance sheet date. SFAS 158 also requires gains or losses and prior service costs or credits that are not components of net periodic benefit costs to be cycled through other comprehensive income until recognized as net periodic benefit cost. SFAS 158 has additional disclosure requirements and is effective as of March 31, 2007. The adoption of SFAS 158 did not have a material impact on Legg Mason’s consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), to eliminate diversity in how registrants quantify financial statement misstatements. Prior to SAB 108, registrants have used one of two widely recognized methods to quantify financial statement misstatements: the “rollover” method or the “iron curtain” method. The iron curtain method quantifies uncorrected misstatements based on the effects of correcting the misstatements existing in the balance sheet in the current year, irrespective of the year of origination of the misstatement. The rollover method quantifies uncorrected misstatements based on the amount of misstatements originating in the current year income statement and ignores the effects of correcting the portion relating to balance sheet misstatements from prior years. SAB 108 requires that a registrant consider both the iron curtain and rollover methods when evaluating uncorrected misstatements. As such, uncorrected misstatements previously deemed to be immaterial under one method, may now be material under the new “dual approach” and require correction in the current year financial statements. SAB 108 has additional disclosure requirements. SAB 108 has been adopted as of March 31, 2007 and did not impact Legg Mason’s consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are not mandatory and Legg Mason has the option to adopt SFAS 159 for fiscal 2008 or fiscal 2009. Legg Mason is in the process of evaluating the potential future effect of SFAS 159 on its consolidated financial statements.

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

The CAM acquisition price initially aggregated $3.96 billion, including $1.73 billion of Legg Mason stock (5.39 million shares of common stock and 13.35 million shares of common stock issuable upon conversion of convertible preferred stock, all at $92.05 per share); $1.65 billion for the PC/CM business; $512 million of cash; and related costs of $68 million. In accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” the common stock and convertible stock issued in the transaction were valued based on the average closing price of Legg Mason common stock immediately before and following June 24, 2005, the date on which the terms of the transaction were agreed by both parties and announced. The convertible preferred stock was valued on the same basis as the common stock because both classes have the same economic rights. The value assigned to the PC/CM business was based on negotiations between the buyer (Citigroup) and seller (Legg Mason) using market metrics, such as revenue, book value and earnings multiples, and was developed in conjunction with independent third-party advisors.

At the time of the acquisition, CAM managed assets of approximately $408.6 billion, which excluded certain assets that were not expected to be retained by CAM.

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

Amortizable asset management contracts are being amortized over periods ranging from six to twelve years, excluding certain contracts of approximately $11 million, which were amortized over 16 months. The value of the indefinite-life mutual fund contracts is not subject to amortization but is evaluated quarterly for impairment. Approximately $739 million of the goodwill is deductible over 15 years for tax purposes.

In accordance with the terms of the acquisition agreement for CAM, a post-closing purchase price adjustment of $84.7 million was paid to Citigroup in the September 2006 quarter based on the retention of certain acquired AUM. This payment was recorded as additional goodwill and therefore will only impact future earnings to the extent recorded goodwill becomes impaired.

Prior to consummation of the CAM transaction, senior management began to assess and formulate plans for restructuring the business of the combined entities, which included reductions in the acquired workforce, rationalization and realignment of the acquired mutual funds, and an evaluation of office lease obligations assumed in the transaction in several geographic regions. Costs associated with reductions of the acquired workforce were accrued at acquisition date, at which time specific plans and the communication of those plans were finalized. Costs associated with mutual fund realignment and office space rationalization were accrued during fiscal 2007, as management finalized plans and amounts could be reasonably estimated. As part of the fund realignment, certain domestic funds have been or are being merged with funds of similar strategy and certain funds have been or are being re-domiciled or liquidated, as approved by the Boards of Directors of the funds or fund shareholders. The fund realignment costs were not associated with or incurred to generate revenues of the combined entity after the consummation date, were incremental to other costs incurred in the conduct of activities prior to the transaction date, and were incurred as a direct result of the plan to exit certain CAM activities. The evaluation of excess office space in several geographic regions resulted from staff reductions and business integrations. Excess office space costs include both amounts incurred under existing contractual obligations of CAM that will continue with no economic benefit and penalties incurred to cancel contractual obligations of the acquired business.

The costs for workforce reductions, mutual fund realignment and excess office space aggregating $85.4 million are associated with integration of the acquired CAM business and, for the reasons described above, such costs are reflected as additional goodwill and will only impact future earnings to the extent recorded goodwill becomes impaired.

A summary of all accrued restructuring costs follows:

	Acquired Workforce Reductions	Fund Realignment	Office Leases	Total
Accrued at acquisition	$27.5	$—	$—	$27.5
Payments	(19.5)	—	—	(19.5)
Accrual at March 31, 2006	8.0	—	—	8.0
Accruals	1.2	42.4	14.3	57.9
Payments	(9.0)	(37.2)	(3.3)	(49.5)
Accrual at March 31, 2007	$0.2	$5.2	$11.0	$16.4

The purchase price allocation was completed during fiscal 2007, and Legg Mason expects the remaining accrued costs to be paid as incurred or over their contractual terms in future years.

In connection with the acquisition of CAM, effective October 3, 2005, Legg Mason entered into a three-year Global Distribution Agreement with Citigroup pursuant to which Legg Mason intends to distribute the asset management products and services of CAM and its other subsidiaries, including the Legg Mason Funds family of mutual funds, through Citigroup’s various distribution businesses. These businesses include Citigroup’s retail securities brokerage, retail and institutional banks and life and variable annuity representatives. Citigroup’s retail securities brokerage will be the exclusive retail distributor of the Legg Mason Funds that are managed by Legg Mason Capital Management, subject to a few exceptions. The term of this exclusivity is for up to three years, subject to certain conditions.

Prior to the acquisition of CAM and in conjunction with a Citigroup entity, Smith Barney Fund Management LLC (“SBFM”), one of the entities acquired from Citigroup, completed a settlement with the U.S. Securities and Exchange Commission (“SEC”) resolving an investigation by the SEC into matters relating to arrangements between certain Smith Barney mutual funds, a Citigroup affiliated transfer agent, and an unaffiliated sub-transfer agent. Under the terms of the settlement, SBFM paid $184 million to the U.S. Treasury, which will be distributed pursuant to a distribution plan that is subject to approval by the SEC. Although the transfer agency business was not included in the acquisition of CAM, the liabilities of SBFM assumed in the acquisition include approximately $184 million for amounts to be paid pursuant to the plan of distribution, when approved. In addition, the assets acquired include a receivable of approximately $184 million for the amount that will be returned to Legg Mason by the U.S. Treasury for distribution pursuant to the plan. This settlement has still not been disbursed and as such, the receivable balance is included in Other receivables and the related liability is included in Other current liabilities as of March 31, 2007 and 2006.

Effective November 1, 2005, Legg Mason acquired 80% of the outstanding equity of Permal, a leading global funds-of-hedge funds manager. Concurrent with the acquisition, Permal completed a reorganization in which the residual 20% of outstanding equity was converted to preference shares, resulting in Legg Mason owning 100% of the outstanding voting common stock of Permal. Legg Mason has the right to purchase the preference shares over the next four years and, if that right is not exercised, the holders of those shares have the right to require Legg Mason to purchase the interests in the same general time frame for approximately the same consideration. The aggregate consideration paid by Legg Mason at closing was $800 million, excluding $8.5 million of acquisition-related costs, of which $200 million was in the form of approximately 1,889 newly issued shares of Legg Mason common stock and the remainder was cash. It is anticipated that Legg Mason will acquire the remaining 20% ownership interest in Permal represented by the preference shares, and Legg Mason will do so in purchases that will be made two and four years after the initial closing at prices based on Permal’s revenues. The additional payments are treated as contingent consideration. The maximum aggregate price, including earnout payments related to each purchase and based upon future revenue levels, for all equity interests in Permal is $1.386 billion, with a $969.5 million minimum price, including acquisition costs. Legg Mason may elect to deliver up to 25% of each of the future payments in the form of shares of its common stock. All payments for the preference shares, including dividends, and other contingent earnouts exceeding the $969.5 million minimum purchase price will be recognized as additional goodwill. During fiscal 2007, Legg Mason paid approximately $12 million in dividends on the preference shares. Based upon current performance levels, as of March 31, 2007, $130 million of the $161 million difference between the minimum price and the consideration paid at closing, including acquisition costs, is classified as Contractual acquisition payable, a current liability. As of March 31, 2006, the $161 million difference was included in Other non-current liabilities.

At the time of acquisition, Permal managed assets of approximately $17.5 billion (excluding approximately $2.0 billion of assets cross-invested among its managed funds and $2.7 billion of assets that Permal did not expect to retain). The acquisition of Permal fits one of Legg Mason’s strategic objectives to expand its global asset management business.

A summary of the fair values of the net assets acquired is as follows:

Cash	$181,406
Receivables	48,252
Investments (primarily investments of VIEs)(1)	242,802
Other current assets	9,183
Other non-current assets	58,537
Amortizable asset management contracts	9,960
Indefinite-life funds-of-hedge funds contracts	947,000
Indefinite-life trade name	62,100
Goodwill	126,704
Current liabilities (primarily accrued compensation)	(220,759)
Deferred tax liability	(275,700)
Other non-current liabilities	(8,838)
Minority interests in VIEs(1)	(211,178)
Total minimum purchase price, including acquisition costs	$969,469

(1)	Subsequent to acquisition, adjustments to certain contractual agreements occurred and the VIEs are no longer required to be consolidated.

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

	Years Ended March 31,
	2006	2005
Revenues	$3,988,526	$3,636,289
Income from continuing operations	$589,820	$544,983
Income from continuing operations per common share:
Basic	$4.39	$4.37
Diluted	$4.10	$3.98

The former owners of Private Capital Management (“PCM”) earned the maximum fifth anniversary payment of $300.0 million, which was accrued as of March 31, 2006 and paid during fiscal 2007. This payment is recorded as additional goodwill and is subject to certain limited claw-back provisions.

On December 31, 2004, Legg Mason Investment Counsel, LLC, a wholly owned subsidiary of Legg Mason, acquired from Deutsche Investment Management Americas the New York City, Philadelphia, Cincinnati and Chicago offices of Scudder Private Investment Counsel (the “Acquired Offices”) for cash of $55.0 million. The acquisition of these offices fits Legg Mason’s strategic objective to grow its asset management business. The transaction included a contingent payment based on the revenues of the

Acquired Offices on the first anniversary of closing, which resulted in a payment of approximately $16.3 million in March 2006 that was recorded as additional goodwill. The Acquired Offices had $6.2 billion of AUM at December 31, 2004. The allocation of the purchase price resulted in approximately $20.0 million of goodwill and $34.0 million of amortizable asset management contracts. The fair value of the asset management contracts of $34.0 million is being amortized over an estimated life of 12 years.

3.  DISCONTINUED OPERATIONS

On December 1, 2005, Legg Mason sold the entities that comprised its PC/CM businesses to Citigroup as a portion of the consideration in the purchase of Citigroup’s global asset management businesses. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Life Assets,” the after-tax results of operations of PC/CM are reflected as Income from discontinued operations on the Consolidated Income Statements for the fiscal years ended March 31, 2006 and 2005.

As a result of the sale, Legg Mason recognized a gain of $1.09 billion, net of $97.2 million in costs related to the sale, including $78.7 million for accelerated vesting of employee stock option and other deferred compensation awards. As required by SFAS No. 123, a modification of the terms of an option award that makes it more valuable shall be treated as an exchange of the original award for a new award and the incremental value shall be measured by the difference between (a) the fair value of the modified option determined in accordance with the provisions of SFAS No. 123 and (b) the value of the old option immediately before its terms are modified, determined based on the shorter of (1) its remaining expected life or (2) the expected life of the modified option. There were 864 thousand unvested options as of the transaction date that were not exercisable under their original contractual provisions and therefore had no value. The terms of these options were modified such that their vesting periods were shortened to the December 1, 2005 transaction date, with ninety days thereafter to exercise. As modified, all options were expected to be exercised immediately, and therefore the fair value of these options had no time value component and was equal to the aggregate of the transaction date market price less the respective strike prices for each modified option.

The sale resulted in an after-tax gain of $641.3 million. During fiscal 2007, the Company completed the filing of its income tax return related to the sale and also adjusted the liabilities related to the sale. These actions resulted in an adjustment to the after-tax gain from the sale of $572.

Results of operations for discontinued operations are summarized as follows:

	Years Ended March 31,
	2006	2005
Total revenues, net of interest expense(1)	$545,715	$856,366
Income from discontinued operations	$109,404	$187,949
Provision for income taxes	42,983	74,942
Income from discontinued operations, net	$66,421	$113,007

(1)	See Note 18 for additional information on net revenues.

On March 31, 2006, Legg Mason sold the operations of its subsidiary, Legg Mason Real Estate Services (“LMRES”). The sales price for the net assets was approximately $8,093 received in cash subsequent to closing. Legg Mason recognized a pre-tax gain, net of transaction costs, of $4,698 ($2,739, net of taxes of $1,959). The gain on this sale is reflected as Gain on sale of discontinued operations on the Consolidated Statements of Income. The sale of LMRES was a result of Legg Mason’s long-term strategic objective to focus on its core asset management business.

4.  INVESTMENTS

Legg Mason has investments in debt and equity securities that are generally classified as available-for-sale, held-to-maturity and trading as described in Note 1. Investments as of March 31, 2007 and 2006 are as follows:

	2007	2006
Investment securities:
Trading(1)	$273,166	$142,206
Held to maturity	—	17,255
Available-for-sale	8,297	7,514
Other(2)	1,298	1,503
Total	$282,761	$168,478

(1)	Includes assets of deferred compensation plans of $191,684 and $106,170, respectively. The remainder is seed capital and investments in VIEs.
(2)	Includes investments in private equity and debt securities that do not have readily determinable fair values.

Legg Mason uses the specific identification method to determine the cost of a security sold and the amount reclassified from accumulated other comprehensive income into earnings. The proceeds and gross realized gains and losses from sales and maturities of available- for-sale investments are as follows:

	Years Ended March 31,
	2007	2006	2005
AVAILABLE-FOR-SALE
Proceeds	$21,745	$8,074	$10,827
Gross realized gains	259	169	6
Gross realized losses	(117)	(8)	(21)

The net unrealized gain for investment securities classi-fied as trading was $7,141 for 2007. Net unrealized losses for investment securities classified as trading were $8,360, and $2,564 for 2006 and 2005, respectively.

Legg Mason’s available-for-sale investments consist of mortgage-backed securities, U.S. government and agency securities, and equity securities. The fair value of investments classified as available-for-sale was $8,297 and $7,514, as of March 31, 2007 and 2006, respectively. Gross unrealized gains and losses for investments classified as available-for-sale were $407 and $303, respectively, as of March 31, 2007, and $342 and $383, respectively, as of March 31, 2006.

Legg Mason had no investments classified as held-to-maturity as of March 31, 2007. As of March 31, 2006, the amortized cost of investments classified as held-to-maturity was $17,255. Gross unrealized gains and losses for investment securities classified as held-to-maturity were $72 and $292, respectively, as of March 31, 2006.

5.  FIXED ASSETS

The following table reflects the components of fixed assets as of the dates shown.

	March 31, 2007	March 31, 2006
Equipment	$146,234	$116,967
Software	135,690	101,698
Leasehold improvements	137,259	107,634
Total cost	419,183	326,299
Less: accumulated depreciation and amortization	(199,746)	(143,690)
Fixed assets, net	$219,437	$182,609

Depreciation and amortization expense was $69,442, $35,308, and $19,318 for fiscal 2007, 2006, and 2005, respectively, net of $4,243 and $3,728 for fiscal 2006 and 2005, respectively, which was allocated to discontinued operations to reflect the use of certain fixed assets by discontinued operations prior to the sale.

6.  INTANGIBLE ASSETS AND GOODWILL

Goodwill and indefinite life intangible assets are not amortized and the values of identifiable intangible assets are amortized over their useful lives, unless the assets are determined to have indefinite useful lives. Goodwill and indefinite-life intangible assets are analyzed to determine if the fair market value of the assets exceed the book value. If the fair value is less than the book value, Legg Mason will record an impairment charge. During fiscal 2007, Legg Mason recognized, as other operating expense, impairment charges of approximately $2.0 million for certain amortizable asset management contracts. There were no impairment charges during fiscal 2006 and 2005.

The following tables reflect the components of intangible assets in continuing operations as of March 31:

	2007	2006
AMORTIZABLE ASSET
MANAGEMENT CONTRACTS
Cost	$737,673	$739,789
Accumulated amortization	(184,185)	(117,585)
Net	$553,488	$622,204
INDEFINITE-LIFE
INTANGIBLE ASSETS
Fund management contracts	$3,755,121	$3,754,312
Trade names	116,800	116,800
	$3,871,921	$3,871,112
Intangible Assets, net	$4,425,409	$4,493,316

As of March 31, 2007, management contracts are being amortized over a weighted-average life of 11 years.

Estimated amortization expense for each of the next five fiscal years is as follows:

2008	$56,886
2009	54,714
2010	54,367
2011	54,360
2012	51,066
Thereafter	282,095
Total	$553,488

The decrease in amortizable cost is primarily due to the previously described impairment charge and the increase in indefinite-life intangible assets is primarily attributable to the impact of foreign currency translation.

The increase in the carrying value of goodwill since April 1, 2006 is summarized below:

	2007	2006
Balance, beginning of year	$2,303,799	$992,800
Business acquisitions and related costs (see Note 2)	72,354	996,716
Contractual acquisition earnouts (see Note 2)	84,748	316,300
Impact of excess tax basis amortization on CAM acquisition	(28,969)	—
Other, including changes in foreign exchange rates	908	(2,017)
Balance, end of year	$2,432,840	$2,303,799

The increase in goodwill due to business acquisition costs and contractual acquisition earnouts in fiscal 2007 and 2006 is primarily attributable to CAM and Permal as discussed in Note 2 and the accrual of the $300.0 million final contingent payment for PCM in fiscal 2006.

During fiscal 2007, Legg Mason began recognizing the tax benefit of the amortization of excess tax basis related to the CAM acquisition. In accordance with SFAS No. 109, “Accounting for Income Taxes,” the tax benefit is recorded as a reduction of goodwill and deferred tax liabilities. In addition, a contingent payment of approximately $16,300 was made in fiscal 2006 in connection with the acquisition of the Acquired Offices and was recorded as additional goodwill.

7.  SHORT-TERM BORROWINGS

On October 14, 2005, Legg Mason entered into an unsecured 5-year $500 million revolving credit agreement. Legg Mason expects to use this revolving credit facility to fund working capital needs and for general corporate purposes. This facility replaced Legg Mason’s previous $100 million revolving credit facility and will be payable in full at maturity in five years. There were no borrowings outstanding under this facility as of March 31, 2007 and 2006.

Legg Mason maintains two additional borrowing facilities, a $50 million, 3-year revolving credit agreement and a $40 million credit line. Both facilities are for general operating purposes. There were no borrowings outstanding under these facilities as of March 31, 2007 and 2006. Legg Mason has maintained compliance with the applicable covenants of these facilities.

In connection with the acquisition of CAM, Legg Mason entered into two 364-day borrowing arrangements: one was a $130 million revolving credit facility at an interest rate, including commitment fees, of LIBOR plus 27 basis points; the other was a $83.2 million promissory note at an interest rate, including commitment fees, of LIBOR plus 35 basis points. The average effective interest rate for the

$83.2 million credit facility was 5.6% and 4.8% for the periods ended March 31, 2007 and 2006, respectively. During the fiscal year ended March 31, 2007, we paid from available cash the $83.2 million balance outstanding on this short-term promissory note with Citigroup. Legg Mason did not borrow under the $130 million credit facility before it expired in November 2006.

8.  LONG-TERM DEBT

Long-term debt as of March 31, 2007 and 2006 consists of the following:

	2007			2006
	Current Accreted Value	Unamortized Discount	Maturity Amount	Current Accreted Value
6.75% senior notes	$424,796	$204	$425,000	$424,632
Zero-coupon contingent convertible senior notes	—	—	—	32,861
5-year term loan	650,000	—	650,000	700,000
3-year term loan	8,543	—	8,543	15,776
Third party distribution	3,617	—	3,617	—
Other term loans	25,668	—	25,668	29,691
Subtotal	1,112,624	204	1,112,828	1,202,960
Less: current portion	5,117	—	5,117	36,883
Total	$1,107,507	$204	$1,107,711	$1,166,077

On July 2, 2001, Legg Mason issued $425,000 principal amount of senior notes due July 2, 2008, which bear interest at 6.75%. The notes were sold at a discount to yield 6.80%. The net proceeds of the notes were approximately $421,000, after payment of debt issuance costs.

On June 6, 2001, Legg Mason issued $567,285 principal amount at maturity of zero-coupon contingent convertible senior notes due on June 6, 2031. During the year ended March 31, 2006, zero-coupon contingent convertible senior notes aggregating $479,918 principal amount at maturity were converted into 5.5 million shares of common stock. During fiscal 2007, all remaining outstanding zero-coupon contingent convertible senior notes were converted into 756 thousand shares of common stock.

Legg Mason repaid the $100,000 principal amount of its 6.5% senior notes that matured on February 15, 2006.

During the fiscal year ended March 31, 2006, Legg Mason entered into the following long-term debt agreements:

5-Year Term Loan

On October 14, 2005, Legg Mason entered into an unsecured term loan agreement for an amount not to exceed $700 million. Legg Mason used this term loan to pay a portion of the purchase price, including acquisition related costs, in the acquisition of CAM. The term loan facility will be payable in full at maturity in calendar year 2010 and bears interest at LIBOR plus 35 basis points. During fiscal 2007, we repaid $50 million, resulting in an outstanding balance at March 31, 2007 of $650 million, which currently bears interest at a rate of 5.7%.

3-Year Term Loan

In connection with the CAM acquisition, on December 1, 2005, Legg Mason entered into a $16 million, 3-year term loan. The loan is payable at maturity, with interest, including commitment fees, paid semi-annually at a floating rate linked to the Bank of Chile offering rate plus 35 basis points. At March 31, 2007, the outstanding balance of this loan facility was $8.5 million at an interest rate of 6.4%.

All credit facilities entered into in connection with the Citigroup transaction contain standard covenants including leverage and interest coverage ratios. Legg Mason has maintained compliance with the applicable covenants of these borrowing facilities.

Third Party Distribution Financing

On July 31, 2006, Legg Mason entered into a four-year agreement with a financial institution to finance, on a non-recourse basis, up to $90.7 million for commissions paid to financial intermediaries in connection with sales of certain share classes of proprietary funds. The outstanding balance at March 31, 2007 was $3,617. Distribution fee revenues, which are used to repay distribution financing, are based on the average AUM of the respective funds. Interest has been imputed at an average rate of 5.4%.

Other Term Loans

Legg Mason entered into a loan in fiscal 2005 to finance leasehold improvements. The outstanding balance at March 31, 2007 was $13.6 million, which bears interest at 4.2% and is due October 31, 2010. In fiscal 2006, Legg Mason entered into a $12.8 million term loan agreement to finance the acquisition of an aircraft. The loan bears interest at 5.9%, is secured by the aircraft, and has a maturity date of January 1, 2016. The outstanding balance at March 31, 2007 was $12.1 million.

5-Year Credit Agreement

On November 23, 2005, Legg Mason entered into an unsecured 5-year floating-rate credit agreement in an amount not to exceed $300 million. Legg Mason borrowed $100 million under this agreement to fund a portion of the purchase price in the CAM transaction that was payable outside the U.S. This borrowing, which was payable in full at maturity five business days after the transaction closing date, was made November 25, 2005 and repaid on December 2, 2005. The entire amount of the credit facility (including repaid amounts of the initial loan) became available after December 2, 2005 to fund any additional purchase price payable in the CAM transaction. As a result of the final post-closing payment being made from available cash (see Note 2), this agreement was not drawn upon and terminated in accordance with its terms in fiscal 2007.

As of March 31, 2007, the aggregate maturities of long-term debt (current accreted value of $1,112,624), based on their contractual terms, are as follows:

2008	$5,117
2009	438,845
2010	5,504
2011	654,001
2012	794
Thereafter	8,567
Total	$1,112,828

At March 31, 2007, Legg Mason had $1.25 billion available for the issuance of additional debt or equity securities pursuant to a shelf registration statement.

Interest Rate Swap

Effective December 1, 2005, Legg Mason executed a 3-year amortizing interest rate swap (“Swap”) with a large financial institution to hedge interest rate risk on a portion of its $700 million, 5-year floating-rate term loan. Under the terms of the Swap, Legg Mason will pay a fixed interest rate of 4.9% on a notional amount of $400 million. Quarterly payments or receipts under the Swap are matched to exactly offset changes in the floating rate interest payments on $400 million in principal of the term loan. Since the terms and conditions of the hedge are not expected to be changed, then as long as at least the unamortized balance of the Swap is outstanding on the 5-year floating-rate term loan, the Swap will continue to be an effective cash flow hedge. As a result, changes in the market value of the Swap are recorded as a component of Other comprehensive income. During the March 2007 quarter, this Swap began to unwind and we repaid $50 million of the debt. As of March 31, 2007, an unrealized gain of $584, net of tax of $414, on the market value of the $350 million Swap has been reflected in Other comprehensive income. All of the estimated unrealized gain included in Other comprehensive income as of March 31, 2007 is expected to be reclassified to income within the next twelve months. The actual amount will vary as a result of changes in market conditions. On a quarterly basis, Legg Mason assesses the effectiveness of this cash flow hedge by confirming that payments and the balance of the liability hedged match the Swap.

9.  INCOME TAXES

The components of income tax expense from continuing operations are as follows:

	2007	2006	2005
Federal	$285,219	$202,839	$149,726
Foreign	57,976	33,684	8,612
State and local	54,417	39,072	16,996
Total income tax expense	$397,612	$275,595	$175,334
Current	$268,811	$292,828	$136,068
Deferred	128,801	(17,233)	39,266
Total income tax expense	$397,612	$275,595	$175,334

A reconciliation of the difference between the effective income tax rate and the statutory federal income tax rate for continuing operations is as follows:

	2007	2006	2005
Tax at statutory U.S. federal income tax rate	$365,349	$250,412	$164,765
State income taxes, net of federal income tax benefit	34,306	25,397	11,046
Foreign losses with no tax benefit	—	29	383
Differences in tax rates applicable to non-U.S. earnings	(11,602)	(4,810)	(1,579)
Other non-deductible expenses	1,757	1,249	528
Other, net	7,802	3,318	191
Total income tax expense	$397,612	$275,595	$175,334

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Balance Sheets. These temporary differences result in taxable or deductible amounts in future years. Details of Legg Mason’s deferred tax assets and liabilities are as follows:

	2007	2006
DEFERRED TAX ASSETS
Accrued compensation and benefits	$136,624	$112,269
Accrued expenses	13,160	15,901
Operating loss carryforwards	26,198	48,240
Capital loss carryforwards	11,621	11,621
Other	474	8,745
Gross deferred tax assets	188,077	196,776
Valuation allowance	(37,709)	(36,847)
Deferred tax assets after valuation allowance	$150,368	$159,929

	2007	2006
DEFERRED TAX LIABILITIES
Depreciation	$8,073	$4,870
Deferred income	2,700	150
Basis differences for intangibles on acquisitions	281,525	310,285
Amortization	260,108	149,210
Imputed interest	—	21,039
Other	8,307	6,248
Gross deferred tax liability	$560,713	$491,802
Net deferred tax liability	$410,345	$331,873

Certain tax benefits associated with Legg Mason’s employee stock plans are recorded directly in Stockholders’ equity. Stockholders’ equity increased by $14,466, $92,376 and $18,972 in 2007, 2006 and 2005, respectively, as a result of these tax benefits.

The acquisitions of Permal and certain non-U.S. CAM entities were stock acquisitions and were not afforded any tax basis write-up for intangibles exclusive of goodwill, thereby creating a deferred tax liability equal to the tax effect of the differences between the book basis for financial reporting purposes and the related tax cost basis. The change in the deferred tax liability related to book and tax basis differences for intangibles on acquisitions for the year ended March 31, 2006 primarily relates to an increase of $275,700 and $12,522 for Permal and CAM, respectively.

At March 31, 2007 and 2006, Legg Mason recorded a deferred tax asset of $2,047 and $5,495, respectively, for U.S. state net operating loss carryforwards expiring in various years after March 31, 2009. Also at March 31, 2007 and 2006, Legg Mason recorded a deferred tax asset of $24,151 and $21,575, respectively, for non-U.S. net operating loss carryforwards and $11,621 in both years for non-U.S. capital loss carryforwards, portions of which expire in various years beginning after March 31, 2008. U.S. subsidiaries of Permal file separate federal income tax returns, apart from Legg Mason Inc.’s consolidated federal income tax return, due to the Permal acquisition structure, and separate state income tax returns. At March 31, 2006, the U.S. subsidiaries of Permal recorded a deferred tax asset of $15,964 for U.S. federal net operating and capital loss carryforwards and $5,206 for U.S. state operating and capital loss carryforwards. All such carry-forwards expired or were utilized by March 31, 2007.

At March 31, 2007 and 2006, Legg Mason recorded a valuation allowance for deferred tax assets of $916 and $1,751, respectively, for U.S. state net operating loss carryforwards. Also at March 31, 2007 and 2006, Legg Mason recorded a valuation allowance for deferred tax assets of $22,818 and $21,453, respectively, relating to non-U.S. net operating loss carryforwards, $11,621 in both years relating to non-U.S. capital loss carryforwards, and $2,354 and $2,022, respectively, relating to other deferred tax assets. These valuation allowances are established in accordance with the SFAS No. 109, “Accounting for Income Taxes,” as it is management’s opinion that it is more likely than not that these benefits may not be realized. At March 31, 2007 and 2006, the valuation allowances for these deferred tax assets are $37,709 and $36,847, respectively. The valuation allowance relating to the non-U.S. net operating loss carryforwards acquired in the CAM acquisition totaling $14,244 will reduce goodwill if Legg Mason subsequently recognizes the deferred tax asset.

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

During the year ended March 31, 2007, Legg Mason entered into a lease agreement for office space located in New York, to be used primarily by ClearBridge Advisors and Western Asset. The lease has an annual base rent of approximately $18.1 million per year. The agreement provides for an initial term of 16 years with the right to renew for either an additional 10-year term or for two 5-year terms.

On February 12, 2007, Legg Mason entered into an agreement to lease new office space in Baltimore as a replacement for our current headquarters when the lease expires in fiscal 2010. The lease has an annual base rent of approximately $11.1 million. The building is currently under construction and Legg Mason anticipates taking possession of the space in the summer of 2009. The initial lease term will expire in April 2024, with two renewal options of 10 and five years.

As of March 31, 2007, the minimum annual aggregate rentals under operating leases and servicing agreements are as follows:

2008	$97,199
2009	108,814
2010	104,065
2011	82,682
2012	76,197
Thereafter	630,915
Total	$1,099,872

The minimum rental commitments shown above have not been reduced by $95,420 for minimum sublease rentals to be received in the future under non-cancelable subleases. The table above also does not include aggregate rental commitments of $155 for furniture and equipment under capital leases.

The following table reflects rental expense under all operating leases and servicing agreements.

	Continuing Operations			Discontinued Operations
	2007	2006	2005	2006	2005
Rental expense	$107,710	$51,302	$27,767	$31,449	$44,643
Less: sublease income	10,561	3,395	56	560	910
Net rent expense	$97,149	$47,907	$27,711	$30,889	$43,733

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

As of March 31, 2007 and 2006, Legg Mason had commitments to invest approximately $39,300 and $42,100, respectively, in limited partnerships that make private investments. These commitments will be funded as required through the end of the respective investment periods ranging from fiscal 2008 to 2011.

As of March 31, 2007, Legg Mason has contingent payment obligations related to acquisitions. These payments are payable through fiscal 2012 and will not exceed $613,046.

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

Legg Mason and two of its officers are named as defendants in a consolidated legal action. The action alleges that the defendants violated the Securities Exchange Act of 1934 and the Securities Act of 1933 by making misleading statements to the public and omitting certain material facts with respect to the acquisition of the CAM business in public statements and in a prospectus used in a secondary stock offering in order to artificially inflate the price of Legg Mason common stock. The action seeks certification of a class of shareholders who purchased Legg Mason common stock either between February 1, 2006 and October 10, 2006 or in a secondary public offering on or about March 9, 2006 and seeks unspecified damages.

Legg Mason intends to defend the action vigorously. Legg Mason cannot accurately predict the eventual outcome of the action at this point, or whether it will have a material adverse effect on Legg Mason.

As of March 31, 2007 and 2006, Legg Mason’s liability for losses and contingencies was $2,600 and $4,300, respectively. During fiscal 2007, 2006 and 2005, Legg Mason recorded litigation-related charges for continuing operations of approximately $100, $100 and $2,500, respectively (net of recoveries of $5,300 in fiscal 2005). During fiscal 2006 and 2005, Legg Mason recorded litigation-related charges for discontinued operations of approximately $5,900 and $5,500, respectively (net of recoveries of $800 and $600 in fiscal 2006 and 2005, respectively). During fiscal 2007, 2006, and 2005, the liability was reduced for settlement payments of approximately $1,800, $21,500 and $18,700, respectively, and the reversal of accruals in fiscal 2006 primarily related to the civil copyright lawsuit of $8,300.

11.  EMPLOYEE BENEFITS

Legg Mason, through its subsidiaries, maintains various defined contribution plans covering substantially all employees. Through its primary plan, Legg Mason can make two types of discretionary contributions. One is a profit sharing contribution to eligible Plan participants based on a percentage of qualified compensation and the other is a 50% match of employee 401(k) contributions up to 6% of employee compensation with a maximum of five thousand dollars per year. Contributions charged to continuing operations amounted to $40,686, $22,670 and $11,538 in fiscal 2007, 2006 and 2005, respectively. Contributions charged to discontinued operations were $20,295 and $29,629 in fiscal 2006 and 2005, respectively. In addition, employees can make voluntary contributions under certain plans.

12.  CAPITAL STOCK

At March 31, 2007, the authorized numbers of common, preferred and exchangeable shares were 500 million, 4 million and an unlimited number, respectively. In addition, at March 31, 2007 and 2006, there were 10.3 million and 12.1 million shares of common stock, respectively, reserved for issuance under Legg Mason’s equity plans and 2.1 million and 2.3 million common shares, respectively, reserved for exchangeable shares issued in connection with the acquisition of Legg Mason Canada Inc. Exchangeable shares are exchangeable at any time by the holder on a one-for-one basis into shares of Legg Mason’s common stock and are included in basic shares outstanding. In connection with the acquisition of CAM, Legg Mason issued 13.35 shares, $10 par value per share, of non-voting Legg Mason convertible preferred stock, which are convertible, upon transfer into 13.35 million shares of common stock. During fiscal 2006, Legg Mason issued approximately 4.96 million common shares upon conversion of approximately 4.96 shares of convertible preferred. At March 31, 2007, there were approximately 8.39 shares of convertible preferred stock outstanding.

Changes in common stock and shares exchangeable into common stock for the three years ended March 31, 2007 are as follows:

	Years Ended March 31,
	2007	2006	2005
COMMON STOCK
Beginning balance	129,710	106,683	66,549
Shares issued for:
Stock option exercises and other stock based compensation	863	4,692	2,040
Deferred compensation trust	53	126	244
Deferred compensation	183	33	197
Conversion of debt	756	5,548	254
Exchangeable shares	212	389	260
Shares repurchased and retired	—	—	(735)
Stock split	—	—	33,274
Public offering	—	—	4,600
Conversion of non-voting preferred stock	—	4,956	—
Acquisitions of CAM and Permal	—	7,283	—
Ending balance	131,777	129,710	106,683
SHARES EXCHANGEABLE INTO COMMON STOCK
Beginning balance	2,277	2,666	1,951
Exchanges	(212)	(389)	(260)
Stock split	—	—	975
Ending balance	2,065	2,277	2,666

Dividends declared per share were $0.81, $0.69 and $0.55 for fiscal 2007, 2006 and 2005, respectively. Dividends declared but not paid at March 31, 2007, 2006 and 2005 were $29,430, $24,912 and $16,398, respectively and are included in Other current liabilities.

During the fiscal year ended March 31, 2002, the Board of Directors approved a stock repurchase plan. Under this plan, Legg Mason is authorized to repurchase up to 3 million shares on the open market at its discretion. During the fiscal years ended March 31, 2007 and 2006, no shares were repurchased. In the fiscal year ended March 31, 2005, Legg Mason repurchased and retired 735 shares for $40,729.

On July 20, 2004, Legg Mason declared a three-for-two stock split, paid as a dividend on September 24, 2004 to stockholders of record on September 8, 2004. Accordingly, all share and per share information prior to that date has been retroactively restated to reflect the stock split, except for the common stock and additional paid-in capital presented in the Consolidated Statements of Changes in Stockholders’ Equity and the table above for fiscal 2005.

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

13.  STOCK-BASED COMPENSATION

Legg Mason’s stock-based compensation includes stock options, employee stock purchase plans, restricted stock awards and deferred compensation payable in stock. At March 31, 2007, 24 million shares were authorized to be issued under Legg Mason’s equity incentive stock plans, with 3.2 million remaining shares available for issuance. Options under Legg Mason’s employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in equal increments over 3 to 5 years and expire within 5 to 10 years from the date of grant. See Note 1 for a further discussion of stock-based compensation.

Compensation expense for continuing operations relating to stock options, the stock purchase plan and deferred compensation for the years ended March 31, 2007, 2006 and 2005 was $23,817, $11,877, and $3,810, respectively.

The related income tax benefit for the years ended March 31, 2007, 2006 and 2005 was $8,452, $4,255 and $976, respectively. The effect of adopting SFAS No. 123 (R) on net income for the year ended March 31, 2007 was a reduction of $1,872, net of tax.

The following tables reflect pro forma results as if compensation expense associated with all option grants (regardless of grant date) and the stock purchase plan were recognized over the vesting period:

Continuing Operations	2006	2005
Income from continuing operations	$433,707	$295,424
Add: stock-based compensation included in reported net income, net of tax	7,458	2,404
Less: stock-based compensation determined under fair value based method, net of tax	(10,660)	(10,313)
Pro forma net income from continuing operations	$430,505	$287,515
Earnings per share:
As reported:
Basic	$3.60	$2.86
Diluted	3.35	2.56
Pro forma:
Basic	$3.57	$2.78
Diluted	3.32	2.50

Discontinued Operations	2006	2005
Income from discontinued operations, net of taxes	$66,421	$113,007
Add: stock-based compensation included in reported net income, net of tax	1,102	2,630
Less: stock-based compensation determined under fair value based method, net of tax	(5,117)	(8,717)
Pro forma net income from discontinued operations	$62,406	$106,920
Earnings per share:
As reported:
Basic	$0.55	$1.09
Diluted	0.51	0.97
Pro forma:
Basic	$0.52	$1.03
Diluted	0.48	0.91

As discussed in Note 3, in connection with the sale of its PC/CM businesses, Legg Mason accelerated the vesting of stock option and other equity-based deferred compensation awards previously granted to employees of the PC/CM businesses. The accelerated vesting of stock options reduced the gain on sale by $73.7 million ($61.7 million after tax) reflecting the increase in the fair value of the awards as of the vesting date from the original grant date. Approximately $43.1 million of this charge related to incentive stock options for which there is no tax benefit in the Consolidated Statements of Income.

Consolidated Operations	2006	2005
Net income, as reported	$1,144,168	$408,431
Add: stock-based compensation included in reported net income, net of tax	70,372	5,034
Less: stock-based compensation determined under fair value based method, net of tax	(77,589)	(19,030)
Pro forma net income	$1,136,951	$394,435
Earnings per share:
As reported:
Basic	$9.50	$3.95
Diluted	8.80	3.53
Pro forma:
Basic	$9.44	$3.81
Diluted	8.74	3.41

Stock option transactions under Legg Mason’s option plans during the three years ended March 31, 2007 are summarized below:

	Number of Shares(1)	Weighted-Average Exercise Price Per Share
Options outstanding at March 31, 2004	11,836	$28.09
Granted	530	53.01
Exercised	(2,085)	22.67
Canceled	(168)	33.71
Options outstanding at March 31, 2005	10,113	$30.42
Granted	1,075	110.14
Exercised	(4,724)	30.70
Canceled	(94)	38.15
Options outstanding at March 31, 2006	6,370	$43.56
Granted	1,006	96.60
Exercised	(820)	28.17
Canceled	(78)	65.39
Options outstanding at March 31, 2007	6,478	$53.48

(1)	Adjusted to reflect stock split, where appropriate.

The total intrinsic value of options exercised during the years ended March 31, 2007, 2006 and 2005 were $55,046, $384,153 and $84,072, respectively. At March 31, 2007, the aggregate intrinsic value of options outstanding was $346,439.

The following information summarizes Legg Mason’s stock options outstanding at March 31, 2007:

Exercise Price Range	Option Shares Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Life (in years)
$19.17–$ 25.00	1,332	$20.12	1.5
25.01– 35.00	1,864	30.10	2.1
35.01– 94.00	1,295	43.35	3.1
94.01– 132.18	1,987	104.32	6.8
	6,478

At March 31, 2007, 2006 and 2005, options were exercisable on 4,156, 4,123, and 6,292 shares, respectively, and the weighted average exercise prices were $33.88, $28.02 and $27.33, respectively. Stock options exercisable at March 31, 2007 have a weighted-average remaining contractual life of 2.2 years. At March 31, 2007, the aggregate intrinsic value of options exercisable was $140,804. The following information summarizes Legg Mason’s stock options exercisable at March 31, 2007:

Exercise Price Range	Option Shares Exercisable	Weighted-Average Exercise Price Per Share
$19.17– $ 25.00	1,332	$20.12
25.01– 35.00	1,666	30.52
35.01– 94.00	917	39.56
94.01– 132.18	241	111.27
	4,156

The following information summarizes unvested stock options under Legg Mason’s equity incentive plans for the year ended March 31, 2007:

	Number of Shares	Weighted-Average Grant Date Fair Value
Shares unvested at March 31, 2006	2,247	$29.12
Granted	1,006	33.17
Vested(1)	(856)	22.80
Canceled/forfeited	(75)	22.28
Shares unvested at March 31, 2007	2,322	$33.42

(1)	Generally, vesting occurs in July of each year.

Unamortized compensation cost related to unvested options at March 31, 2007 was $59,237 and is expected to be recognized over a weighted-average period of 2.2 years.

Legg Mason also has an equity plan for non-employee directors that replaced its stock option plan for non-employee directors during fiscal 2006. Under the equity plan, directors may elect to receive shares of stock, options to acquire shares of stock or restricted stock units. Options granted under either plan are immediately exercisable at a price equal to the market value of the shares on the date of grant and have a term of not more than ten years. Shares, options, and restricted stock units issuable under the equity plan are limited to 625 shares in aggregate, of which 69 shares were issued under the plan during fiscal 2007. At March 31, 2007, there are 447 stock options and 7 restricted stock units outstanding under both plans.

Cash received from exercises of stock options under Legg Mason’s equity incentive plans was $20,690, $128,728 and $64,088 for the years ended March 31, 2007, 2006 and 2005, respectively. The tax benefit expected to be realized for the tax deductions from these option exercises totaled $13,965, $104,807 and $18,342 for the years ended March 31, 2007, 2006 and 2005, respectively. The 2006 and 2005 amounts include amounts attributable to discontinued operations.

The weighted average fair value of stock options granted in fiscal 2007, 2006 and 2005, using the Black-Scholes option pricing model, was $33.17, $40.90 and $22.53 per share, respectively.

The following weighted average assumptions were used in the model for grants in fiscal 2007, 2006, and 2005.

	2007	2006	2005
Expected dividend yield	0.79%	0.80%	0.79%
Risk-free interest rate	4.68%	4.29%	4.03%
Expected volatility	31.43%	33.86%	40.99%
Expected lives (in years)	5.37	5.65	6.13

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

Legg Mason has a qualified Employee Stock Purchase Plan covering substantially all U.S. employees. Shares of common stock are purchased in the open market on behalf of participating employees, subject to a 4.5 million total share limit under the plan. Purchases are made through payroll deductions and Legg Mason provides a 10% contribution towards purchases, which is charged to earnings. During the fiscal year ended March 31, 2007, 2006 and 2005, approximately 43, 91 and 147 shares, respectively, have been purchased in the open market on behalf of participating employees.

On October 17, 2005, the Compensation Committee of Legg Mason approved grants to senior officers of options to acquire 300 shares of Legg Mason common stock at an exercise price of $104.00 per share, subject to certain conditions. The grants will vest ratably on July 17 of each of the four years following the grant date. The options are exercisable only if, by July 17, 2009, Legg Mason common stock has closed at or above $127.50 per share for 30 consecutive trading days. This condition was met during fiscal 2006. The options expire on July 17, 2013. The weighted average fair value of $37.19 per share for these options, included in the pro forma net income shown above, was estimated as of the grant date using a Monte Carlo option-pricing model with the following assumptions:

Expected dividend yield	0.69%
Risk-free interest rate	4.37%
Expected volatility	31.83%
Expected life (in years)	6.53

On July 19, 2005, the independent directors of Legg Mason approved a grant to Legg Mason’s Chairman and Chief Executive Officer of options to acquire 500 shares of Legg Mason common stock at an exercise price of $111.53 per share, subject to certain conditions. The grant will vest ratably over four years starting on the effective grant date, July 19, 2005, subject to him continuing as Legg Mason’s Chairman and Chief Executive Officer for at least two years and continuing to provide agreed-upon ongoing services to Legg Mason for two years thereafter. The options are exercisable only if, within four years after the grant date, Legg Mason common stock has closed at or above $127.50 per share for 30 consecutive trading days. This condition was met during fiscal 2006. The options expire on the eighth anniversary of the grant date. The fair value of $42.33 per share for these options granted, included in the pro forma net income shown above, is estimated as of the date of grant using a Monte Carlo option-pricing model with the following assumptions:

Expected dividend yield	0.57%
Risk-free interest rate	4.07%
Expected volatility	30.47%
Expected life (in years)	7.25

A Monte Carlo option-pricing model was used to value these option grants in order to properly factor the impact of both the performance and market conditions specified in the grant.

During fiscal 2007, 2006 and 2005, Legg Mason granted 289, 547 and 138 shares of restricted common stock, respectively, at a weighted average market value of

$107.08, $117.62 and $60.36, respectively, per share. The restricted stock awards were non-cash transactions. In fiscal 2007, 2006 and 2005, Legg Mason recognized $17,039, $6,049 and $708, respectively, in compensation expense for restricted stock awards related to continuing operations. In fiscal 2006 and 2005, Legg Mason recognized $3,408 and $2,517, respectively, in compensation expense for restricted stock awards related to discontinued operations. The tax benefit expected to be realized for the tax deductions from the vesting of restricted stock totaled $5,320, $1,722 and $865 for years ended March 31, 2007, 2006 and 2005, respectively. Unamortized compensation cost related to unvested restricted stock awards for 563 shares not yet recognized at March 31, 2007 was $52,031 and is expected to be recognized over a weighted-average period of 2.0 years.

Deferred compensation payable in shares of Legg Mason common stock has been granted to certain employees in mandatory and elective plans and programs under Legg Mason’s equity incentive plan. The vesting in the plans and programs ranges from immediate to periods up to six years. The plans and programs provide for discounts of up to 10% on contributions and dividends. There is no limit on the number of shares authorized to be issued under the one remaining active deferred plan. All other plans were replaced by similar programs under Legg Mason’s equity incentive plan during fiscal 2005. In fiscal 2007, 2006 and 2005, Legg Mason recognized $247, $6,635 and $12,032, respectively, in compensation expense, principally related to discontinued operations, for deferred compensation arrangements payable in shares of common stock. During fiscal 2007, 2006 and 2005, Legg Mason issued 46, 112 and 308 shares, respectively, under deferred compensation arrangements with a weighted-average fair value per share at grant date of $87.26, $83.69 and $68.03, respectively.

14.  DEFERRED COMPENSATION STOCK TRUST

Legg Mason has issued shares in connection with certain deferred compensation plans that are held in rabbi trusts. Assets of rabbi trusts are consolidated with those of the employer, and the value of the employer’s stock held in the rabbi trusts is classified in stockholders’

equity and accounted for in a manner similar to treasury stock. Therefore, the shares Legg Mason has issued to its rabbi trust and the corresponding liability related to the deferred compensation plans are presented as components of stockholders’ equity as Employee stock trust and Deferred compensation employee stock trust, respectively. Shares held by the trust at March 31, 2007 and 2006 were 1,417 and 1,933, respectively.

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

The following table presents the computations of basic and diluted EPS:

	Years Ended March 31,
	2007	2006	2005
Weighted average basic shares outstanding	141,112	120,396	103,428
Potential common shares:
Employee stock options	2,646	6,022	6,192
Shares related to deferred compensation	87	57	918
Shares issuable upon conversion of senior notes	134	3,431	6,536
Shares issuable upon payment of contingent consideration	407	373	—
Total weighted average diluted shares	144,386	130,279	117,074
Income from continuing operations	$646,246	$433,707	$295,424
Interest expense on convertible senior notes, net of tax	84	2,334	4,620
Income from continuing operations	$646,330	$436,041	$300,044
Income from discontinued operations, net of tax	—	66,421	113,007
Gain on sale of discontinued operations, net of tax	572	644,040	—
Net income	$646,902	$1,146,502	$413,051
Net Income per Share:
Basic
Income from continuing operations	$4.58	$3.60	$2.86
Income from discontinued operations	—	0.55	1.09
Gain on sale of discontinued operations	—	5.35	—
	$4.58	$9.50	$3.95
Diluted
Income from continuing operations	$4.48	$3.35	$2.56
Income from discontinued operations	—	0.51	0.97
Gain on sale of discontinued operations	—	4.94	—
	$4.48	$8.80	$3.53

At March 31, 2007, 2006 and 2005, options to purchase 1,086, 741 and 1 shares, respectively, were not included in the computation of diluted earnings per share because the presumed proceeds from exercising such options, including related income tax benefits, exceed the average price of the common shares for the period and therefore the options are deemed antidilutive.

Basic and diluted earnings per share for the fiscal years ended March 31, 2007, 2006 and 2005 include all vested shares of phantom stock related to Legg Mason’s deferred compensation plans. Diluted earnings per share for the same periods also include unvested shares of phantom stock related to those plans unless the shares are deemed antidilutive. At March 31, 2007, 2006 and 2005, 526, 429 and 464 unvested shares of phantom stock, respectively, were deemed antidilutive and therefore excluded from the computation of diluted earnings per share.

All share and per share information have been retroactively restated, where appropriate, to reflect the September 2004 three-for-two stock split.

16.  ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes cumulative foreign currency translation adjustments, net of tax gain on interest rate swap, and net of tax gains and losses on investment securities. The change in the accumulated translation adjustments for fiscal 2007 and 2006 primarily resulted from the impact of changes in the

British pound and the Brazilian real in relation to the U.S. dollar on the net assets of Legg Mason’s United Kingdom and Brazilian subsidiaries, for which the pound and the real are the functional currencies, respectively. A summary of Legg Mason’s accumulated other comprehensive income as of March 31, 2007 and 2006 is as follows:

	2007	2006
Foreign currency translation adjustments	$37,245	$13,651
Unrealized holding gain on interest rate swap, net of tax provision of ($414) and ($938), respectively	585	1,323
Unrealized gains (losses) on investment securities, net of tax (provision) benefit of ($38) and $10, respectively	65	(30)
Total	$37,895	$14,944

17.  SPECIAL PURPOSE AND VARIABLE INTEREST ENTITIES

In the normal course of its business, Legg Mason is the manager of various types of investment vehicles that are considered VIEs. For its services, Legg Mason is entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinate management fees or other incentive fees. Legg Mason did not sell or transfer assets to any of the VIEs. Legg Mason’s exposure to risk in these entities is generally limited to any equity investment it has made or is required to make and any earned but uncollected management fees. Uncollected management fees from these VIEs were not material at March 31, 2007 and 2006. Legg Mason has not issued any investment performance guarantees to these VIEs or their investors. As of March 31, 2007 and 2006, Legg Mason was not required to consolidate any VIEs that are material to its consolidated financial statements. In addition, as of March 31, 2007 and 2006, there were no VIEs in which Legg Mason had a significant variable interest.

18.  BUSINESS SEGMENT INFORMATION

Legg Mason is a global asset management company that provides investment management and related services to a wide array of clients. Legg Mason operates in three divisions (operating segments): Managed Investments, Institutional and Wealth Management. The economic characteristics, products and services offered, production process, distribution methods, and regulatory aspects of each division are similar and, accordingly, Legg Mason aggregates the three divisions into one reportable business segment, Asset Management.

Continuing Operations

Asset Management provides investment advisory services to institutional and individual clients and to company-sponsored investment funds. The primary sources of revenue in Asset Management are investment advisory, distribution and administrative fees, which typically are calculated as a percentage of the AUM and vary based upon factors such as the type of underlying investment product and the type of services that are provided. In addition, performance fees may be earned on certain investment advisory contracts for exceeding performance benchmarks. Distribution fees on company-sponsored investment funds are included in Asset Management, along with a corresponding expense representing fees paid to unaffiliated distributors of those funds, including parties that were related parties prior to the sale.

Legg Mason principally operates in the United States and the United Kingdom. Revenues and expenses for geographical purposes are generally allocated based on the location of the office providing the services.

Results by geographic region are as follows:

	2007	2006	2005
OPERATING REVENUES
United States	$3,272,938	$2,206,644	$1,444,688
United Kingdom	829,368	356,783	103,354
Other	241,369	81,785	22,658
Total	$4,343,675	$2,645,212	$1,570,700

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION AND MINORITY INTERESTS
United States	$775,899	$604,313	$441,358
United Kingdom	243,477	106,104	33,362
Other	24,478	5,045	(3,962)
Total	$1,043,854	$715,462	$470,758

Intangible assets, net and goodwill by geographic region are as follows:

	2007	2006	2005
INTANGIBLE ASSETS, NET AND GOODWILL
United States	$5,413,616	$5,364,786	$1,357,111
United Kingdom	1,243,053	1,232,697	71,735
Other	201,580	199,632	17,877
Total	$6,858,249	$6,797,115	$1,446,723

Discontinued Operations

Financial results of discontinued operations’ business segments were as follows:

	2006	2005
NET REVENUES
Private Client	$502,400	$727,888
Capital Markets	168,751	306,653
	671,151	1,034,541
Reclassification(1)	(125,436)	(178,175)
Total	$545,715	$856,366

INCOME BEFORE INCOME TAX PROVISION
Private Client	$100,289	$132,785
Capital Markets	9,115	55,164
Total	$109,404	$187,949

(1)	Represents distribution fees from proprietary mutual funds, historically reported in Private Client, that have been reclassified to Asset Management as distribution fee revenue, with a corresponding distribution expense, to reflect Legg Mason’s continuing role as funds’ distributor.

For the fiscal year ended March 31, 2006, the net revenues and net income of Legg Mason’s Private Client and Capital Markets businesses reflect activity only for the eight months Legg Mason owned the businesses.

Results of discontinued operations by geographic region are as follows:

	2006	2005
NET REVENUES
United States	$530,257	$833,950
United Kingdom	5,952	5,449
Other	9,506	16,967
Total	$545,715	$856,366

INCOME BEFORE INCOME TAX PROVISION
United States	$107,726	$186,462
United Kingdom	362	437
Other	1,316	1,050
Total	$109,404	$187,949

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

Capital Markets consisted of Legg Mason’s equity and fixed income institutional sales and trading and corporate and public finance. The primary sources of revenue for equity and fixed income institutional sales and trading included commissions and principal credits on transactions in both corporate and municipal products. Legg Mason maintained proprietary fixed income and equity securities inventory primarily to facilitate customer transactions and as a result recognized trading profits and losses from Legg Mason’s trading activities. Corporate finance revenues included underwriting fees and advisory fees from private placements and mergers and acquisitions. Sales credits associated with underwritten offerings were reported in Capital Markets when sold through institutional distribution channels. The results of this business segment also included realized and unrealized gains and losses on investments acquired in connection with merchant and investment banking activities.

QUARTERLY FINANCIAL DATA(1)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Quarter Ended
Fiscal 2007	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Operating Revenues	$1,141,797	$1,132,973	$1,030,685	$1,038,220
Operating Expenses	869,343	869,579	795,669	780,786
Operating Income	272,454	263,394	235,016	257,434
Other Income (Expense)	1,841	14,440	3,726	(4,451)
Income from Continuing Operations before
Income Tax Provision and Minority Interests	274,295	277,834	238,742	252,983
Income tax provision	102,046	103,652	95,019	96,895
Income from Continuing Operations before Minority Interests	172,249	174,182	143,723	156,088
Minority interests, net of tax	225	(121)	(47)	(53)
Income from Continuing Operations	172,474	174,061	143,676	156,035
Gain on sale of discontinued operations, net of tax	—	572	—	—
Net Income	$172,474	$174,633	$143,676	$156,035
Net Income per Share:
Basic:
Income from continuing operations	$1.22	$1.23	$1.02	$1.11
Diluted:
Income from continuing operations	1.19	1.21	1.00	1.08
Cash dividend per share	0.21	0.21	0.21	0.18
Stock price range:
High	110.17	105.88	102.73	127.47
Low	93.16	84.40	81.05	92.07

(1)	Due to rounding of quarterly results, total amounts for each fiscal year may differ immaterially from the annual results.

As of May 21, 2007, the closing price of Legg Mason’s common stock was $100.05.

QUARTERLY FINANCIAL DATA(1)

(Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Quarter Ended
Fiscal 2006	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Operating Revenues	$1,052,149	$688,989	$466,388	$437,686
Operating Expenses	805,467	534,756	327,819	297,439
Operating Income	246,682	154,233	138,569	140,247
Other Income (Expense)	10,307	14,422	9,138	1,864
Income from Continuing Operations before
Income Tax Provision and Minority Interests	256,989	168,655	147,707	142,111
Income tax provision	102,171	64,881	55,572	52,971
Income from Continuing Operations before Minority Interests	154,818	103,774	92,135	89,140
Minority interests, net of tax	(3,171)	(2,989)	—	—
Income from Continuing Operations	151,647	100,785	92,135	89,140
Income (loss) from discontinued operations, net of taxes	(2,191)	16,076	28,901	23,635
Gain on sale of discontinued operations, net of tax	598	643,442	—	—
Net Income	$150,054	$760,303	$121,036	$112,775
Net Income per Share:
Basic:
Income from continuing operations	$1.09	$0.83	$0.82	$0.82
Income (loss) from discontinued operations	(0.02)	0.13	0.26	0.22
Gain on sale of discontinued operations	.01	5.27	—	—
Diluted:
Income from continuing operations	1.04	0.77	0.75	0.74
Income (loss) from discontinued operations	(0.01)	0.12	0.24	0.19
Gain on sale of discontinued operations	—	4.91	—	—
Cash dividend per share	0.18	0.18	0.18	0.15
Stock price range:
High	139.00	126.33	118.02	108.14
Low	116.60	100.00	99.75	69.82

(1)	Due to rounding of quarterly results, total amounts for each fiscal year may differ immaterially from the annual results.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

As of March 31, 2007, Legg Mason’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason’s disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Legg Mason’s management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason’s disclosure controls and procedures were effective on a reasonable assurances basis. There have been no changes in Legg Mason’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, Legg Mason’s internal control over financial reporting.

Legg Mason’s Report of Management on Internal Control Over Financial Reporting and PricewaterhouseCoopers LLP’s Report of Independent Registered Public Accounting Firm, which contains its attestation report on such management report, are included in Item 8 of this Report and are incorporated herein by reference.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information about our Directors required by this item will be contained under the caption “Election of Directors” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this item will be contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in that proxy statement. All of that information is incorporated herein by reference to the proxy statement. See Part I, Item 4A of this Report for information regarding certain of our executive officers. The process by which our stockholders may recommend nominees to our Board of Directors and any material changes to that process will be discussed in our definitive proxy statement for the 2007 Annual Meeting of Stockholders under the caption “Corporate Governance — Director Nomination Process.” That information is incorporated herein by reference to the proxy statement.

Our Board of Directors has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Information about our Board of Directors’ determination regarding the service of an audit committee financial expert on the Audit Committee of the Board of Directors and the name and independence of such expert will be contained in the second paragraph under the caption “Election of Directors — Committees of the Board-Board Meetings — Audit Committee” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement. Information about the identities of the members of the Audit Committee of the Board of Directors will be contained in such proxy statement under the heading “Election of Directors — Committees of the Board-Board Meetings — Audit Committee” and is also incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item will be contained under the captions “Election of Directors —Compensation of Directors,” “Executive Compensation” and “Compensation Committee Report” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders. All of that information is incorporated herein by reference to the proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be contained under the caption “Security Ownership of Management and Principal Stockholders” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement. See Part II, Item 5 of this Report for information regarding our equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item will be contained under the captions “Certain Transactions” and “Corporate Governance — Policies and Procedures Regarding Related Party Transactions” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be contained under the captions “Proposed Ratification of the Appointment of Independent Registered Public Accounting Firm — Fees Paid to Independent Registered Public Accounting Firm” and “Proposed Ratification of the Appointment of Independent Registered Public Accounting Firm — Pre-approval of Independent Registered Public Accounting Firm Services” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as a part of the report:

1.	The following consolidated financial statements are included in Item 8 of this Report:

Page Number in this Report
Report of Independent Registered Public Accounting Firm	61-62

Consolidated Statements of Income	63

Consolidated Balance Sheets	64

Consolidated Statements of Changes in Stockholders’ Equity	65

Consolidated Statements of Comprehensive Income	66

Consolidated Statements of Cash Flows	67

Notes to Consolidated Financial Statements	68-95

All schedules to the consolidated financial statements for which provision is made in the accounting regulations of the SEC are not applicable or are not required and therefore have been omitted.

3.	Exhibits

3.1	Articles of Incorporation of Legg Mason, as amended (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

3.2	By-laws of Legg Mason, as amended and restated January 23, 2007 (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on January 23, 2007)

3.3	Articles Supplementary, filed November 29, 2005 (incorporated by reference to Legg Mason’s Current Report on Form 8-K dated December 1, 2005)

4	Legg Mason hereby agrees, pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, to furnish to the SEC upon request a copy of each instrument with respect to the rights of holders of long-term debt of Legg Mason or its subsidiaries

10.1	Legg Mason, Inc. Stock Option Plan For Non-Employee Directors, as amended (incorporated by reference to Exhibit B to the definitive proxy statement for Legg Mason’s 2004 Annual Meeting of Stockholders)*

10.2	Form of Option Agreement under the Legg Mason, Inc. Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 2005) *

10.3	Legg Mason, Inc. Non-Employee Director Equity Plan (incorporated by reference to Appendix B to the definitive proxy statement for Legg Mason’s 2005 Annual Meeting of Stockholders)*

10.4	Form of Common Stock Grant Award Letter under the Legg Mason, Inc. Non-Employee Director Equity Plan (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

10.5	Form of Restricted Stock Unit Grant Award Letter under the Legg Mason, Inc. Non-Employee Director Equity Plan (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

10.6	Form of Option Agreement under the Legg Mason, Inc. Non-Employee Director Equity Plan (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

10.7	Legg Mason & Co., LLC Deferred Compensation/Phantom Stock Plan, as amended (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 2006)*

10.8	Legg Mason, Inc. Executive Incentive Compensation Plan (incorporated by reference to Appendix A to the definitive proxy statement for Legg Mason’s 2005 Annual Meeting of Stockholders)*

10.9	Legg Mason, Inc. 1996 Equity Incentive Plan, as amended (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 2006)*

10.10	Form of Option Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 1996)*

10.11	Form of Non-Qualified Stock Option Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 2004)*

10.12	Form of Non-Qualified Stock Option Agreement with price trigger under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason’s Current Report on Form 8-K dated October 14, 2005)*

10.13	Stock Option Agreement awarded to Raymond A. Mason dated July 19, 2005 (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

10.14	Form of Restricted Stock Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 2004)*

10.15	Form of Restricted Stock Agreement pursuant to the Legg Mason Stock Accumulation Program under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason’s Current Report on Form 8-K dated January 31, 2006)*

10.16	Financial Advisor Retention Program under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 2005)*

10.17	Amendment to Financial Advisor Retention Program under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 2006)*

10.18	Professional Branch Manager Retention Program under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 2005)*

10.19	Amendment to Professional Branch Manager Retention Program under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 2006)*

10.20	Form of Key Employee Phantom Stock Agreement, as amended, under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 2006)*

10.21	Legg Mason Wood Walker, Incorporated Private Client Group Deferred Compensation Plan (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 2001)*

10.22	Amendment to Legg Mason Wood Walker, Incorporated Private Client Group Deferred Compensation Plan (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 2006)*

10.23	Legg Mason Wood Walker, Incorporated Financial Advisor Retention Plan, as amended (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 2003)*

10.24	Amendment to Legg Mason Wood Walker, Incorporated Financial Advisor Retention Plan (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 2006)*

10.25	Form of Legg Mason Wood Walker, Incorporated Key Employee Phantom Stock Agreements (incorporated by reference to Registration Statement No. 333-59841 on Form S-8)*

10.26	Form of Legg Mason Wood Walker, Incorporated Professional Branch Manager Phantom Stock Agreements (incorporated by reference to Registration Statement No. 333-53102 on Form S-8)*

10.27	Registration and Investor Rights Agreement, dated as of December 1, 2005, between Citigroup Inc. and Legg Mason, Inc. (incorporated by reference to Legg Mason’s Current Report on Form 8-K dated December 1, 2005)

10.28	Transition Services Agreement, dated as of December 1, 2005, between Citigroup Inc. and Legg Mason, Inc. (incorporated by reference to Legg Mason’s Current Report on Form 8-K dated December 1, 2005)

10.29	Capital Markets Transition Services Agreement, dated as of December 1, 2005, between Citigroup Inc. and Legg Mason, Inc. (incorporated by reference to Legg Mason’s Current Report on Form 8-K dated December 1, 2005)

10.30	Amended and Restated Global Distribution Agreement, dated as of October 3, 2005, between Legg Mason, Inc. and Citigroup Inc. (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.31	Lease Agreement dated August 16, 2006 between Legg Mason, Inc. and FC Eighth Ave., LLC (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.32	Term Loan Agreement, dated as of October 14, 2005, among Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; Citigroup Global Markets Inc., as Lead Arranger and Book Manager; Bank of America, N.A., JPMorgan Chase Bank, N.A., The Bank of New York and Deutsche Bank AG New York Branch, as Co-Syndication Agents; and the other banks party thereto (incorporated by reference to Legg Mason’s Current Report on Form 8-K dated October 14, 2005)

10.33	5-Year Revolving Credit Agreement, dated as of October 14, 2005, among Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; Citigroup Global Markets Inc., as Lead Arranger and Book Manager; Bank of America, N.A., JPMorgan Chase Bank, N.A., The Bank of New York and Deutsche Bank AG New York Branch, as Co-Syndication Agents; and the other banks party thereto (incorporated by reference to Legg Mason’s Current Report on Form 8-K dated October 14, 2005)

12	Computation of consolidated ratios of earnings to fixed charges, filed herewith

21	Subsidiaries of the Company, filed herewith

23	Consent of Independent Registered Public Accounting Firm, filed herewith

31.1	Certification of Chief Executive Officer, filed herewith

31.2	Certification of Principal Financial Officer, filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

*	These exhibits are management contracts or compensatory plans or arrangements.

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

Signature	Title	Date

/s/ Raymond A. Mason Raymond A. Mason	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	May 30, 2007

/s/ Charles J. Daley, Jr. Charles J. Daley, Jr.	Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial and Accounting Officer)	May 30, 2007

/s/ Harold L. Adams Harold L. Adams	Director	May 30, 2007

/s/ Robert Angelica Robert Angelica	Director	May 30, 2007

/s/ Dennis R. Beresford Dennis R. Beresford	Director	May 30, 2007

/s/ John E. Koerner III John E. Koerner III	Director	May 30, 2007

/s/ Cheryl Gordon Krongard Cheryl Gordon Krongard	Director	May 30, 2007

/s/ Edward I. O’Brien Edward I. O’Brien	Director	May 30, 2007

/s/ W. Allen Reed W. Allen Reed	Director	May 30, 2007

Signature	Title	Date

/s/ Margaret Milner Richardson Margaret Milner Richardson	Director	May 30, 2007

/s/ Nicholas J. St. George Nicholas J. St. George	Director	May 30, 2007

/s/ Roger W. Schipke Roger W. Schipke	Director	May 30, 2007

/s/ Kurt L. Schmoke Kurt L. Schmoke	Director	May 30, 2007

/s/ James E. Ukrop James E. Ukrop	Director	May 30, 2007