Form 10-Q
period 2007-06-30
LEGG MASON INC
filed 2007-08-07
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to

Commission file number: 1-8529

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

132,767,045 shares of common stock and 2,055,322 exchangeable shares as of the close of business on August 3, 2007. The exchangeable shares, which were issued by a subsidiary of the registrant, are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting and other rights equivalent to common stock.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months ended
	June 30,
	2007	2006
Operating Revenues
Investment advisory fees
Separate accounts	$ 380,977	$ 351,454
Funds	577,285	485,442
Performance fees	54,349	17,941
Distribution and service fees	183,498	179,582
Other	9,859	3,801
Total operating revenues	1,205,968	1,038,220
Operating Expenses
Compensation and benefits	446,010	379,582
Distribution and servicing	321,506	280,551
Communications and technology	47,348	38,439
Occupancy	30,693	22,163
Amortization of intangible assets	15,055	17,031
Other	53,193	43,020
Total operating expenses	913,805	780,786
Operating Income	292,163	257,434
Other Income (Expense)
Interest income	16,491	12,871
Interest expense	(17,144)	(16,180)
Other	14,060	(1,142)
Total other income (expense)	13,407	(4,451)
Income from Operations before Income Tax
Provision and Minority Interests	305,570	252,983
Income tax provision	114,590	96,895
Income from Operations before Minority Interests	190,980	156,088
Minority interests, net of tax	35	(53)
Net Income	$ 191,015	$ 156,035

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(continued)

(In thousands, except per share amounts)

(Unaudited)

	Three Months ended
	June 30,
	2007	2006
Net Income per Share:
Basic	$ 1.34	$ 1.11
Diluted	$ 1.32	$ 1.08

Weighted Average Number of Shares Outstanding:
Basic	142,107	140,247
Diluted	144,778	144,171

Dividends Declared per Share	$ 0.24	$ 0.18

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2007	March 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$ 1,191,121	$ 1,183,617
Receivables:
Investment advisory and related fees	616,623	585,857
Other	264,168	266,128
Investment securities	301,772	273,166
Deferred income taxes	35,802	33,873
Other	57,172	48,866
Total current assets	2,466,658	2,391,507
Investment securities	9,398	9,595
Fixed assets, net	241,835	219,437
Intangible assets, net	4,406,131	4,425,409
Goodwill	2,433,890	2,432,840
Other	128,274	125,700
Total Assets	$ 9,686,186	$ 9,604,488
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued compensation	$ 358,240	$ 559,390
Current portion of long-term debt	6,300	5,117
Contractual acquisition payable	130,000	130,000
Payables for distribution and servicing	178,637	160,656
Other	500,640	456,898
Total current liabilities	1,173,817	1,312,061
Deferred compensation	156,541	136,013
Deferred income taxes	466,365	444,218
Other	68,019	63,199
Long-term debt	1,060,980	1,107,507
Total Liabilities	2,925,722	3,062,998
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Common stock, par value $.10; authorized 500,000,000 shares; issued 132,863,257 shares and 131,776,500 shares, respectively	13,286	13,178
Convertible preferred stock, par value $10; authorized 4,000,000 shares; 8.39 shares outstanding	—	—
Shares exchangeable into common stock	5,175	5,188
Additional paid-in capital	3,426,583	3,372,385
Employee stock trust	(35,128)	(31,839)
Deferred compensation employee stock trust	35,128	31,839
Retained earnings	3,266,173	3,112,844
Accumulated other comprehensive income, net	49,247	37,895
Total Stockholders’ Equity	6,760,464	6,541,490
Total Liabilities and Stockholders’ Equity	$ 9,686,186	$ 9,604,488

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months ended
	June 30,
	2007	2006
Net Income	$ 191,015	$ 156,035
Other comprehensive income gains (losses):
Foreign currency translation adjustment	11,232	8,715
Unrealized gains (losses) on investment securities:
Unrealized holding losses, net of tax benefit of $13 and $32, respectively	(18)	(50)
Reclassification adjustment for (gains) losses included in net income	(6)	2
Net unrealized losses on investment securities	(24)	(48)
Unrealized and realized gains on cash flow hedge, net of tax provision of $101 and $751, respectively	144	1,059
Total other comprehensive income	11,352	9,726
Comprehensive Income	$ 202,367	$ 165,761

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months ended June 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$ 191,015	$ 156,035
Non-cash items included in net income:
Depreciation and amortization	34,798	31,264
Amortization of deferred sales commissions	11,292	19,812
Accretion and amortization of securities discounts and premiums, net	194	472
Stock-based compensation	11,105	9,812
Unrealized (gains) losses on investments	(7,759)	6,468
Deferred income taxes	18,323	10,500
Other	3,531	213
Decrease (increase) in assets:
Investment advisory and related fees receivable	(30,258)	57,132
Net purchases of trading investments	(21,060)	(18,089)
Other receivables	6,939	48,321
Other current assets	(8,072)	194
Other non-current assets	(12,358)	6,844
Increase (decrease) in liabilities:
Accrued compensation	(201,492)	(235,512)
Deferred compensation	20,528	7,453
Payables for distribution and servicing	17,981	22,686
Income taxes payable	69,310	12,872
Other current liabilities	(36,010)	(34,284)
Other non-current liabilities	13,521	34,157
Cash Provided by Operating Activities	81,528	136,350
Cash Flows from Investing Activities
Payments for:
Fixed assets	(42,449)	(23,913)
Business acquisition-related costs	(1,245)	(5,262)
Purchases of investment securities	(826)	(759)
Proceeds from sales and maturities of investment securities	976	16,269
Cash Used for Investing Activities	(43,544)	(13,665)

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

(Dollars in thousands)

(Unaudited)

	Three Months ended June 30,
	2007	2006
Cash Flows from Financing Activities
Net decrease in short-term borrowings	$ —	$ (21,227)
Third-party distribution financing	5,468	—
Repayment of principal on long-term debt	(51,034)	(4,656)
Issuance of common stock	16,252	7,571
Repurchase of common stock	(3,997)	—
Dividends paid	(29,865)	(24,912)
Excess tax benefit associated with stock-based compensation	30,370	2,635
Cash Used for Financing Activities	(32,806)	(40,589)
Effect of Exchange Rate Changes on Cash	2,326	2,478
Net Increase in Cash and Cash Equivalents	7,504	84,574
Cash and Cash Equivalents at Beginning of Period	1,183,617	1,023,470
Cash and Cash Equivalents at End of Period	$ 1,191,121	$ 1,108,044

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts, unless otherwise noted)

June 30, 2007

(Unaudited)

1. Interim Basis of Reporting

The accompanying unaudited interim consolidated financial statements of Legg Mason, Inc. and its subsidiaries (collectively "Legg Mason") have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  The interim consolidated financial statements have been prepared using the interim basis of reporting and, as such, reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented.  The nature of our business is such that the results of any interim period are not necessarily indicative of the results of a full year. The fiscal year-end condensed balance sheet was derived from audited financial statements and, in accordance with interim financial information standards, does not include all disclosures required by U.S. GAAP for annual financial statements.

The information contained in the interim consolidated financial statements should be read in conjunction with our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Unless otherwise noted, all per share amounts include both common shares of Legg Mason and shares issued in connection with the acquisition of Legg Mason Canada Inc., which are exchangeable into common shares of Legg Mason on a one-for-one basis at any time.  Weighted average shares for basic and diluted purposes also include the outstanding non-voting participating preferred shares issued to Citigroup, Inc. (“Citigroup”) in the acquisition of Citigroup’s worldwide asset management business (“CAM”).

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

Terms such as "we," "us," "our," and "company" refer to Legg Mason.

2. Significant Accounting Policies

Income Taxes

Effective April 1, 2007, Legg Mason adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) that was issued by the FASB in July 2006.  FIN 48 clarifies previously issued FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and a measurement attribute in financial statements for tax positions taken or expected to be taken in a tax return.  Under FIN 48, a tax benefit should only be recognized if it is more likely than not that the position will be sustained based on its technical merits. A tax position that meets this threshold is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon settlement by the appropriate taxing authority having full knowledge of all relevant information. FIN 48 also provides guidance on derecognition, classification, interest and penalties, interim accounting, disclosure and transition.

The company’s accounting policy has been to classify interest related to tax matters as interest expense and related penalties, if any, as other operating expense. Legg Mason continues this policy with its adoption of FIN 48.

See Note 6 for additional information regarding income taxes and Legg Mason’s adoption of FIN 48.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes cumulative foreign currency translation adjustments and net gains and losses on investment securities and an interest rate swap. The change in the accumulated translation adjustment for the three months ended June 30, 2007 primarily resulted from the impact of changes in the Brazilian real and British pound in relation to the U.S. dollar on the net assets of Legg Mason’s Brazil and United Kingdom subsidiaries for which the real and the pound are the respective functional currencies.

A summary of Legg Mason’s accumulated other comprehensive income as of June 30, 2007 is as follows:

Foreign currency translation adjustments	$ 48,477
Unrealized holding gain on interest rate swap, net of tax provision of $516	728
Unrealized gains on investment securities, net of tax provision of $22	42
Total	$ 49,247

Recent Accounting Developments

In June 2007, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payments” (“EITF 06-11”) that was subsequently ratified by the FASB.  EITF 06-11 provides that realized tax benefits on dividends paid to employees on equity classified unvested shares, share units and options charged to retained earnings should be recognized as an increase in additional paid-in capital.  EITF 06-11 will be effective for Legg Mason April 1, 2008, and is not expected to have a material impact on Legg Mason’s consolidated financial statements.

In May 2007, FASB Staff Position FIN 46(R)-7, “Application of FASB Interpretation No. 46(R) to Investment Companies,” (“FSP FIN 46(R)-7”) was issued.  Under FSP FIN 46(R)-7, companies or equity investments that are accounted for under the AICPA Audit and Accounting Guide, Investment Companies, are permanently exempt from applying the provisions of FIN 46(R) to investments carried at fair value.

Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide for Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies,” (“SOP 07-1”) was issued in June 2007 by the Accounting Standards Executive Committee of the AICPA.  In addition to disclosure requirements, SOP 07-1 clarifies that an investment company is an entity regulated by the Investment Company Act of 1940 or similar requirements; or separate legal entities whose business purposes and activities are investing in substantial investments for current income, capital appreciation, or both, with investment plans that include exit strategies.

FSP FIN 46(R)-7 and SOP 07-1 will be effective for fiscal year 2009.  Legg Mason is evaluating its adoption of FSP FIN 46(R)-7 and SOP 07-1 and does not currently expect these pronouncements to have a material impact on its consolidated financial statements.

3.  Fixed Assets

Fixed assets consist of equipment, software and leasehold improvements.  Equipment consists primarily of communications and technology hardware and furniture and fixtures.  Software includes purchased software and internally developed software. Fixed assets are reported at cost, net of accumulated depreciation and amortization.  The following table reflects the components of fixed assets as of:

	June 30, 2007	March 31, 2007
Equipment	$ 144,774	$ 146,234
Software	144,341	135,690
Leasehold improvements	151,818	137,259
Total cost	440,933	419,183
Less: accumulated depreciation and amortization	(199,098)	(199,746)
Fixed assets, net	$ 241,835	$ 219,437

Depreciation and amortization are primarily determined by use of the straight-line method. Equipment is depreciated over the estimated useful lives of the assets, generally ranging from three to eight years. Software is amortized over the estimated useful lives of the assets, which are generally three years. Internally developed software is reviewed periodically to determine if there is a change in the useful life or if impairment in value may exist. If impairment is deemed to exist, the asset is written down to its fair value or is written off if the asset is determined to no longer have any value. Leasehold improvements are generally amortized over the term of the lease. Maintenance and repair costs are expensed as incurred.  Depreciation and amortization expense was $19,743 and $14,233 for the quarters ended June 30, 2007 and 2006, respectively.

4. Intangible Assets and Goodwill

The following tables reflect the components of intangible assets as of:

	June 30,	March 31,
	2007	2007
Amortizable asset management contracts:
Cost	$ 728,053	$ 737,673
Accumulated amortization	(193,993)	(184,185)
Net	$ 534,060	$ 553,488
Indefinite-life intangible assets:
Fund management contracts	$ 3,755,271	$ 3,755,121
Trade names	116,800	116,800
Total indefinite-life intangible assets	$ 3,872,071	$ 3,871,921
Intangible assets, net	$ 4,406,131	$ 4,425,409

As of June 30, 2007, management contracts are being amortized over a weighted-average remaining life of approximately 11 years.

Estimated amortization expense for each of the next five fiscal years is as follows:

Remaining 2008	$ 41,419
2009	54,069
2010	53,741
2011	53,741
2012	50,667
Thereafter	280,423
Total	$ 534,060

The increase in the carrying value of goodwill for the three months ended June 30, 2007 is summarized below:

Balance, beginning of period	$ 2,432,840
Impact of excess tax basis amortization on CAM acquisition	(4,608)
Other, including changes in foreign exchange rates	5,658
Balance, end of period	$ 2,433,890

5. Long-Term Debt

Long-term debt as of June 30, and March 31, 2007 consists of the following:

	June 30, 2007			March 31, 2007
	Accreted Value	Unamortized Discount	Maturity Amount	Accreted Value
6.75% senior notes	$ 424,837	$ 163	$ 425,000	$ 424,796
5-year term loan	600,000	—	600,000	650,000
3-year term loan	8,724	—	8,724	8,543
Third-party distribution financing	9,085	—	9,085	3,617
Other term loans	24,634	—	24,634	25,668
Subtotal	1,067,280	163	1,067,443	1,112,624
Less: current portion	6,300	—	6,300	5,117
Total	$ 1,060,980	$ 163	$ 1,061,143	$ 1,107,507

As of June 30, 2007, the aggregate maturities of long-term debt (accreted value of $1,067,280) based on the contractual terms, are as follows:

Remaining 2008	$ 5,348
2009	439,811
2010	6,393
2011	604,994
2012	2,329
Thereafter	8,568
Total	$ 1,067,443

Interest Rate Swap

 As of June 30, 2007, an unrealized gain of $728, net of tax of $516, on the market value of the $300 million, 3-year amortized variable to fixed interest rate swap (“Swap”) that matures December 1, 2008 has been reflected in Other comprehensive income. All of the estimated unrealized gain included in Other comprehensive income as of June 30, 2007 is expected to be reclassified to income within the next twelve months. The actual amount will vary as a result of changes in market conditions. On a quarterly basis, Legg Mason assesses the effectiveness of this cash flow hedge by confirming that payments and the balance of the liability hedged match the Swap.

6.  Income Taxes

As a result of the adoption of FIN 48, effective April 1, 2007 the Company recorded a decrease in beginning retained earnings and an increase in the liability for unrecognized tax benefits of approximately $3.6 million (net of the federal benefit for state tax liabilities).  All of this amount, if recognized, would reduce future income tax provisions and favorably impact effective tax rates.  Legg Mason had total gross unrecognized tax benefits of approximately $28.7 million as of April 1, 2007.  Of this total, $18.7 million (net of the federal benefit for state tax liabilities), is the amount of unrecognized benefits which if recognized, would favorably impact future income tax provisions and effective tax rates. During the quarter ended June 30, 2007, there were no material increases or decreases in unrecognized tax benefits and management does not anticipate any material increases or decreases over the next twelve months.

At April 1, 2007 and June 30, 2007, Legg Mason had approximately $3.0 million of interest accrued on tax liabilities in the Consolidated Balance Sheets. Legg Mason does not believe it is subject to any penalties related to its tax contingencies and therefore has not accrued any liability for penalties at April 1, 2007 or June 30, 2007.

The following tax years remain open to income tax examination for each of the more significant jurisdictions where Legg Mason is subject to income taxes: after fiscal year 2002 for U.S. federal; after fiscal year 2005 in the United Kingdom; after fiscal year 2000 in the state of New York and after fiscal year 2002 for the state of Maryland.

7. Stock-Based Compensation

Compensation expense relating to stock options, the stock purchase plan and deferred compensation for the three months ended June 30, 2007 and 2006 was $5,883 and $5,660, respectively.

Stock option transactions during the three months ended June 30, 2007 and 2006, respectively, are summarized below:

	Three Months Ended June 30,
	2007	2006
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Options outstanding at March 31	6,478	$ 53.48	6,370	$ 43.56
Granted	—	—	50	122.93
Exercised	(1,104)	26.57	(188)	25.53
Canceled/ forfeited	(12)	69.95	(10)	31.11
Options outstanding at June 30	5,362	$ 58.96	6,222	$ 44.76

At June 30, 2007, options were exercisable for 3,055 shares with a weighted-average exercise price of $36.51 and a weighted-average remaining contractual life of 2.4 years.  Unamortized compensation cost related to unvested options (2,307 shares) at June 30, 2007 of $53,490 is expected to be recognized over a weighted-average period of 2.3 years.

Compensation expense relating to restricted stock for the three months ended June 30, 2007 and 2006, was $5,401 and $3,265, respectively.  Restricted stock transactions during the three months ended June 30, 2007 and 2006 respectively, are summarized below:

	Three Months Ended June 30,
	2007		2006
	Number of Shares	Weighted-Average Grant Date Value	Number of Shares	Weighted-Average Grant Date Value
Unvested shares at March 31	563	$ 114.03	496	$ 120.89
Granted	170	99.85	66	122.95
Vested	(51)	92.46	(43)	67.97
Canceled/ forfeited	(51)	123.59	(40)	130.77
Unvested shares at June 30	631	111.34	479	124.89

Unamortized compensation cost related to unvested restricted stock awards (631 shares) at June 30, 2007 of $60,810 is expected to be recognized over a weighted-average period of 2.4 years.

Effective July 19, 2007, the number of shares authorized to be issued under Legg Mason’s active equity incentive stock plan was increased by 5 million to 29 million, increasing the remaining shares available for issuance to 8 million.  However, of the additional 5 million shares, Legg Mason has agreed that it will not issue more than 4 million without receiving additional stockholder approval.

8. Commitments and Contingencies

Legg Mason leases office facilities and equipment under non-cancelable operating leases and also has multi-year agreements for certain services. These leases and service agreements expire on varying dates through fiscal 2025. Certain leases provide for renewal options and contain escalation clauses providing for increased rentals based upon maintenance, utility and tax increases.

As of June 30, 2007, the minimum annual aggregate rentals under operating leases and servicing agreements are as follows:

Remaining 2008	$ 77,991
2009	113,263
2010	107,525
2011	82,959
2012	76,293
Thereafter	632,547
Total	$ 1,090,578

The minimum rental commitments shown above have not been reduced by $96,551 for minimum sublease rentals to be received in the future under non-cancelable subleases.

As of June 30, 2007, Legg Mason had commitments to invest approximately $36,202 in investment vehicles. These commitments will be funded as required through the end of the respective investment periods ranging from fiscal 2008 to 2011.

As of June 30, 2007, Legg Mason has contingent payment obligations related to acquisitions. These payments are payable through fiscal 2012 and will not exceed $613,046.

In the normal course of business, Legg Mason enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. Legg Mason’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against Legg Mason that have not yet occurred.

Legg Mason has been the subject of customer complaints and has also been named as a defendant in various legal actions arising primarily from securities brokerage, asset management and investment banking activities, including certain class actions, which primarily allege violations of securities laws and seek unspecified damages, which could be substantial. Legg Mason is also involved in governmental and self-regulatory agency inquiries, investigations and proceedings. In the fiscal 2006 Citigroup transaction, Legg Mason transferred to Citigroup the subsidiaries that constituted its Private Client and Capital Markets (“PC/CM”) businesses, thus transferring the entities that would have primary liability for most of the customer complaint, litigation and regulatory liabilities and proceedings arising from those businesses. However, as part of that transaction, Legg Mason agreed to indemnify Citigroup for most customer complaint, litigation and regulatory liabilities of Legg Mason’s former PC/CM businesses that result from pre-closing events. Similarly, although Citigroup transferred to Legg Mason the entities that would be primarily liable for most customer complaint, litigation and regulatory liabilities and proceedings of the CAM business, Citigroup has agreed to indemnify Legg Mason for most customer complaint, litigation and regulatory liabilities of the CAM business that result from pre-closing events. In accordance with SFAS No. 5 “Accounting for Contingencies,” Legg Mason has established provisions for estimated losses from pending complaints, legal actions, investigations and proceedings. While the ultimate resolution of these matters cannot be currently determined, in the opinion of management, after consultation with legal counsel, Legg Mason does not believe that the resolution of these actions will have a material adverse effect on Legg Mason’s financial condition. However, the results of operations could be materially affected during any period if liabilities in that period differ from Legg Mason’s prior estimates, and Legg Mason’s cash flows could be materially affected during any period in which these matters are resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period to period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution or insurance reimbursement.

9. Earnings Per Share

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares outstanding. The calculation of weighted average shares includes common shares, shares exchangeable into common stock and the convertible preferred shares that are considered participating securities.  Diluted EPS is similar to basic EPS, but adjusts for the effect of potential dilutive common shares.

The following table presents the computations of basic and diluted EPS:

	Three months ended June 30,
	2007		2006
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	142,107	142,107	140,247	140,247
Potential common shares:
Employee stock options	-	2,226	-	2,979
Shares related to deferred compensation	-	40	-	35
Shares issuable upon conversion of senior notes	-	-	-	539
Shares issuable upon payment of contingent consideration	-	405	-	371
Total weighted average diluted shares	142,107	144,778	140,247	144,171
Net income	$ 191,015	$ 191,015	$ 156,035	$ 156,035
Interest expense on convertible senior notes, net of tax	-	-	-	84
Net income, as adjusted	$ 191,015	$ 191,015	$ 156,035	$ 156,119
Net income per share	$ 1.34	$ 1.32	$ 1.11	$ 1.08

Options to purchase 1,085 and 794 shares for the three months ended June 30, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because the presumed proceeds from exercising such options, including related income tax benefits, exceed the average price of the common shares for the period and therefore the options are deemed antidilutive.

Basic and diluted earnings per share for the three months ended June 30, 2007 and 2006 include all vested shares of restricted stock related to Legg Mason’s deferred compensation plans. Diluted earnings per share for the same periods also include unvested shares of restricted stock related to those plans unless the shares are deemed antidilutive.  Unvested shares of phantom stock for the three months ended June 30, 2007 and 2006 of 592 and 409, respectively, were deemed antidilutive and therefore excluded from the computation of diluted earnings per share.

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

We operate in one reportable business segment, Asset Management, with three divisions:  Managed Investments, Institutional, and Wealth Management.  Managed Investments is primarily engaged in providing investment advisory services to proprietary investment funds or to retail separately managed account programs.  Institutional focuses on providing asset management services to institutional clients.  Wealth Management is primarily focused on providing asset management services to high net worth individuals and families and endowments and includes our funds-of-hedge funds business.

Our financial position and results of operations are materially affected by the overall trends and conditions of the financial markets, particularly in the United States, but increasingly in the other countries in which we operate. Results of any individual period should not be considered representative of future results. Our profitability is sensitive to a variety of factors, including, among other things, the amount and composition of our assets under management, and the volatility and general level of securities prices and interest rates.  Sustained periods of unfavorable market conditions are likely to affect our profitability adversely. In addition, the diversification of services and products offered, investment performance, access to distribution channels, reputation in the market, attracting and retaining key employees and client relations are significant factors in determining whether we are successful in attracting and retaining clients.  For a further discussion of factors that may affect our results of operations, refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Terms such as "we," "us," "our," and "company" refer to Legg Mason.

Business Environment

All three major U.S. equities market indices rose during the quarter despite investor concerns about a downturn in housing markets, continued turbulence in the Middle East, and the weakening of the U.S. dollar against other major currencies.  The Dow Jones Industrial Average1, the S&P 5002, and the Nasdaq Composite Index3 were up 9%, 6%, and 7%, respectively, for the quarter ended June 30, 2007.  The fixed income market was negatively impacted in the quarter due in part to investor concerns of inflationary pressures and long-term interest rates rising despite the federal funds rate remaining unchanged at 5.25%.

1 Dow Jones Industrial Average is a trademark of Dow Jones & Company, which is not affiliated with Legg Mason.

2 S&P is a trademark of Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., which is not affiliated with Legg Mason.

3 Nasdaq is a trademark of the Nasdaq Stock Market, Inc., which is not affiliated with Legg Mason.

Assets Under Management

The component changes in our assets under management (“AUM”) (in billions) for the three months ended June 30 were as follows:

	Three months ended
	June 30,
	2007	2006
Beginning of period	$ 968.5	$ 867.6
Net client cash flows	1.7	(6.5)
Market performance and other	23.5	(6.4)
Acquisitions (dispositions), net	(1.3)	—
End of period	$ 992.4	$ 854.7

AUM at June 30, 2007 were $992.4 billion, up $137.7 billion or 16% from June 30, 2006.  Net client cash flows accounted for $52.4 billion, or 38% of the increase, and were driven by approximately $38 billion in liquidity flows and $31 billion in fixed income flows. These flows were offset in part by approximately $17 billion in equity outflows resulting partly from lower relative investment performance, particularly in some of our largest equity products.  We generally earn higher fees and profit margins on equity AUM and outflows in this asset class will disproportionately impact our revenues and net income.

In the last three months, AUM increased by $23.9 billion, or 2%, from $968.5 billion at March 31, 2007, primarily as a result of market appreciation and $1.7 billion in net client cash inflows.  The net client cash flows resulted from net flows of approximately $8 billion and $1 billion, respectively, in fixed income and liquidity assets, offset in part by net client outflows in equity assets of approximately $7 billion resulting partly from lower relative investment performance, particularly in some of our largest equity products.

AUM by Asset Class

AUM by asset class (in billions) as of June 30 were as follows:

		% of		% of	%
	2007	Total	2006	Total	Change
Equity	$ 352.3	35.5%	$ 311.5	36.5%	13.1%
Fixed Income	479.2	48.3	420.7	49.2	13.9
Liquidity	160.9	16.2	122.5	14.3	31.3
Total	$ 992.4	100.0%	$ 854.7	100.0%	16.1%

Average AUM by asset class (in billions) for the three months ended June 30 were as follows:

		% of		% of	%
	2007	Total	2006	Total	Change
Equity	$ 349.3	35.5%	$ 319.9	37.1%	9.2%
Fixed Income	475.9	48.3	417.0	48.4	14.1
Liquidity	159.7	16.2	125.3	14.5	27.5
Total	$ 984.9	100.0%	$ 862.2	100.0%	14.2%

AUM by Division

Our AUM by division (in billions) as of June 30 were as follows:

		% of		% of	%
	2007	Total	2006	Total	Change
Managed Investments	$ 414.2	41.7%	$ 338.1	39.6%	22.5%
Institutional	506.8	51.1	452.0	52.9	12.1
Wealth Management	71.4	7.2	64.6	7.5	10.5
Total	$ 992.4	100.0%	$ 854.7	100.0%	16.1%

The component changes in our AUM by division (in billions) for the three months ended June 30, 2007 were as follows:

	Managed		Wealth
	Investments	Institutional	Management	Total
Beginning of period	$ 403.2	$ 496.3	$ 69.0	$ 968.5
Net client cash flows	(3.3)	4.6	0.4	1.7
Market performance and other	14.3	5.9	3.3	23.5
Acquisitions (dispositions), net	—	—	(1.3)	(1.3)
End of period	$ 414.2	$ 506.8	$ 71.4	$ 992.4

Assets managed for U.S. domiciled clients accounted for 66% and 67% of total assets managed and non-U.S. domiciled clients represented 34% and 33% of total assets managed as of June 30, 2007 and 2006, respectively.

Our operating revenues by division (in millions) for the three months ended June 30 were as follows:

	2007	2006
Managed Investments	$ 669.3	$ 601.5
Institutional	259.9	230.0
Wealth Management	276.8	206.7
Total	$ 1,206.0	$ 1,038.2

The increase in operating revenues in the Managed Investments division was primarily due to increased mutual fund revenue at Western Asset Management Company (“Western Asset”), Royce & Associates, LLC (“Royce”), and Legg Mason Capital Management, Inc. (“LMCM”).  The increase in operating revenues in the Institutional division was primarily due to increased performance fees at Legg Mason International Equities (“LMIE”) and increased separate account revenues at Brandywine Global Investment Management, LLC (“Brandywine”).  The increase in operating revenues in the Wealth Management division was primarily due to increased fund revenues and performance fees at Permal Group Ltd (“Permal”).

Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006

Results of Operations

Operating Revenues

Revenues in the quarter ended June 30, 2007 were $1.2 billion, up 16% from $1.0 billion in the prior year quarter, primarily as a result of a 14% increase in average assets under management, reflecting more favorable equity market conditions and fixed income and liquidity asset net client cash flows, and a significant increase in performance fees.

Investment advisory fees from separate accounts increased 8% or $29.5 million to $381.0 million, primarily as a result of higher average assets managed by Western Asset, Brandywine, Batterymarch Financial Management, Inc. (“Batterymarch”), and LMCM, offset in part by a decline in advisory fees due to lower average assets managed by Private Capital Management, LP (“PCM”).

Investment advisory fees from funds increased 19% to $577.3 million, primarily as a result of higher average assets managed by Permal, Western Asset, Royce, and LMCM.

Performance fees increased 203%, or $36.4 million, to $54.3 million, primarily as a result of increased performance fees earned by Permal.  LMIE also contributed to the increase.

Distribution and service fee revenues increased 2% to $183.5 million primarily as a result of higher average assets under management.

Operating Expenses

Compensation and benefits increased 18% to $446.0 million, primarily as a result of increased revenue share-based incentive expense on higher revenues, including performance fee revenues, at certain of our subsidiaries.  Compensation as a percentage of operating revenues increased slightly to 37.0% in the current quarter from 36.6% in the prior year quarter, primarily as a result of higher revenues, including performance fees, at revenue share entities which retained a higher percentage of revenue as compensation.

Distribution and servicing expenses increased 15% to $321.5 million as a result of higher average fund assets under management.

Communications and technology expense increased 23% to $47.3 million primarily as a result of continued investments in our infrastructure and increased market data services.

Occupancy expense increased 39% to $30.7 million, as certain office relocations have resulted in short-term duplicative occupancy costs and accelerated depreciation on certain leasehold improvements.

Other expenses increased 24% to $53.2 million, driven primarily by increased marketing, promotion and consulting expenses.

Other income increased $17.9 million to $13.4 million primarily due to market gains in assets held in deferred compensation plans and firm investments and a gain on the sale of our interest in a joint venture.

The provision for income taxes increased 18% to $114.6 million. The effective tax rate decreased to 37.5% from 38.3% in the prior year’s quarter, primarily reflecting increased earnings in foreign jurisdictions with lower effective tax rates.

Net income for the three months ended June 30, 2007 totaled $191.0 million, or $1.32 per diluted share, both an increase of 22% from the prior year’s quarter.  Cash income (see Supplemental Non-GAAP Financial Information) rose 17% for the quarter ended June 30, 2007 to $238.9 million or $1.65 per diluted share from $203.8 million or $1.41 per diluted share in the prior year quarter.  The pre-tax profit margin increased to 25.3% from 24.4% in the prior year period.  The pre-tax profit margin, as adjusted

(see Supplemental Non-GAAP Financial Information), for distribution and servicing expense for the quarters ended June 30, 2007 and 2006 was 34.5% and 33.4%, respectively.

Quarter Ended June 30, 2007 Compared to Quarter Ended March 31, 2007

Results of Operations

Compared to the quarter ended March 31, 2007, net income for the June quarter increased 11% to $191.0 million and diluted earnings per share increased 11% from $1.19 to $1.32.  Operating revenues increased 6%, from $1.1 billion in the March quarter to $1.2 billion in the June quarter, reflecting a higher level of average assets under management and a 45% increase in performance fees.  The increase in performance fees was driven primarily by Permal and also by LMIE.  Other non-operating income increased by $9.8 million, to $14.1 million, primarily due to a gain on the sale of our interest in a joint venture and market gains on assets held in deferred compensation plans and firm investments.  Operating expenses increased 5% over the March quarter to $913.8 million.  The increase in operating expenses was primarily the result of an increase in compensation and benefits related to incentive accruals on increased revenues, including performance fees, an increase in distribution expense paid to third parties as a result of increased distribution revenues that are passed through as a direct cost of selling our products, increased occupancy expense as continued office relocations have resulted in short-term duplicative occupancy costs, and increased advertising and marketing expenses as a result of the rebranding of our domestic retail distribution business.  Compared to the March 31, 2007 quarter, cash income (see Supplemental Non-GAAP Financial Information) increased to $238.9 million from $222.4 million and cash income per diluted share increased to $1.65 from $1.54, each up 7%.  The pre-tax profit margin increased from 24.0% in the prior quarter to 25.3%.  The pre-tax profit margin, as adjusted (see Supplemental Non-GAAP Financial Information), increased from 33.3% in the March 31, 2007 quarter to 34.5% in the June 30, 2007 quarter.

Supplemental Non-GAAP Financial Information

Cash Income

As supplemental information, we are providing a performance measure that is based on a methodology other than generally accepted accounting principles (“non-GAAP”) for “cash income” that management uses as a benchmark in evaluating and comparing the period-to-period operating performance of Legg Mason. We define “cash income” as net income, plus amortization and deferred taxes related to intangible assets. We believe that cash income provides a good representation of our operating performance adjusted for non-cash acquisition related items and it facilitates comparison of our results to the results of other asset management firms that have not engaged in significant acquisitions. We also believe that cash income is an important metric in estimating the value of an asset management business. In considering acquisitions, we often calculate a target firm’s cash earnings as a metric in estimating its value. This measure is provided in addition to net income, but is not a substitute for net income and may not be comparable to non-GAAP performance measures, including measures of cash earnings or cash income, of other companies. Further, cash income is not a liquidity measure and should not be used in place of cash flow measures determined under GAAP. Legg Mason considers cash income to be useful to investors because it is an important metric in measuring the economic performance of asset management companies, as an indicator of value and because it facilitates comparisons of Legg Mason’s operating results with the results of other asset management firms that have not engaged in significant acquisitions.

In calculating cash income, we add the impact of the pre-tax amortization of intangible assets from acquisitions, such as management contracts, to net income to reflect the fact that this non-cash expense does not represent an actual decline in the value of the intangible assets. Deferred taxes on intangible assets, including goodwill, represent actual tax benefits that are not realized under GAAP absent an impairment charge or the disposition of the related business. Because we actually receive these tax benefits, we add them to net income in the calculation of cash income. Should a disposition or impairment charge occur, its impact on cash income may distort actual changes in the operating performance or value of our firm. Accordingly, we monitor changes in intangible assets and goodwill and the related impact on cash income for distorting effects and ensure appropriate explanations accompany disclosures of cash income.

Although depreciation and amortization on fixed assets are non-cash expenses, we do not add these charges in calculating cash income because these charges are related to assets that will ultimately require replacement.

A reconciliation of net income to cash income (in thousands except per share) was as follows:

	Three months ended			June 2007 Compared to March 2007	June 2007 Compared to June 2006
	June 30,	March 31,	June 30,
	2007	2007	2006
Net Income	$ 191,015	$ 172,474	$ 156,035	10.8%	22.4%
Plus:
Amortization of intangible assets	15,055	16,714	17,031	(9.9)	(11.6)
Deferred income taxes on intangible assets	32,783	33,261	30,739	(1.4)	6.6
Cash Income	$ 238,853	$ 222,449	$ 203,805	7.4	17.2

Net Income per Diluted Share	$ 1.32	$ 1.19	$ 1.08	10.9	22.2
Amortization of intangible assets	0.10	0.12	0.12	(16.7)	(16.7)
Deferred income taxes on intangible assets	0.23	0.23	0.21	—	9.5
Cash Income per Diluted Share	$ 1.65	$ 1.54	$ 1.41	7.1	17.0

Pre-tax Profit Margin, as adjusted

We believe that pre-tax profit margin adjusted for distribution and servicing expense is a useful measure of our performance because it indicates what our margins would have been without the distribution revenues that are passed through to third parties as a direct cost of selling our products, and thus shows the effect of these revenues on our margins. This measure is provided in addition to the pre-tax profit margin calculated under GAAP, but is not a substitute for calculations of margin under GAAP and may not be comparable to non-GAAP performance measures, including measures of adjusted margins, of other companies.

A reconciliation of pre-tax profit margin adjusted for distribution and servicing expense is as follows:

	Three months ended
	June 30,	March 31,	June 30,
	2007	2007	2006
Operating Revenues, GAAP basis	$ 1,205,968	$ 1,141,797	$ 1,038,220
Less:
Distribution and servicing expense	321,506	317,863	280,551
Operating Revenues, as adjusted	$ 884,462	$ 823,934	$ 757,669

Income from Operations before Income Tax Provision and Minority Interests	$ 305,570	$ 274,295	$ 252,983

Pre-tax profit margin, GAAP basis	25.3%	24.0%	24.4%
Pre-tax profit margin, as adjusted	34.5	33.3	33.4

Liquidity and Capital Resources

The primary objective of our capital structure and funding practices is to appropriately support Legg Mason’s business strategies and to provide needed liquidity at all times, including maintaining required capital in certain subsidiaries. Liquidity and the access to liquidity is important to the success of our ongoing operations. For a further discussion of our principal liquidity and capital resources policies, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Our operating activities generate positive cash flows which we can use to fund our operating activities and among other things, business acquisitions, debt repayments and stock repurchases.  Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents and investment advisory fee receivables. Our assets are principally funded by equity capital and long-term debt.

In the March 2007 quarter, the $400 million 3-year interest rate swap (“Swap”) that we entered into to hedge a portion of the $700 million floating rate term loan in December 2005 began to unwind and we repaid a corresponding $50 million of the debt.  During the June 2007 quarter, we repaid an additional $50 million of the debt in order to match the amortization of the Swap.

At June 30, 2007, our total assets and stockholders’ equity were $9.7 billion and $6.8 billion, respectively. During the three months ended June 30, 2007, cash and cash equivalents increased from $1.18 billion at March 31, 2007 to $1.19 billion at June 30, 2007.  Cash flows from operating activities provided $81.5 million, primarily attributable to net income, adjusted for non-cash items, offset in part by the payment of annual incentive bonuses during the quarter.  Cash flows from investing activities used $43.5 million, primarily attributable to payments for leasehold improvements for office relocations.  Financing activities used $32.8 million, primarily due to repayment of principal on long-term debt.

The Board of Directors previously authorized us, at our discretion, to purchase up to 3.0 million shares of our common stock.  During the June 2007 quarter, we repurchased 40,150 shares for $4.0 million.  On July 19, 2007, the Board of Directors authorized us to repurchase, from time to time, up to 5.0 million shares of our common stock.  This will replace the previous share repurchase authorization.

During the quarter ended June 30, 2007, we paid cash dividends of $29.9 million.  On July 19, 2007, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.24 per share.  In addition, the holders of 8.3902 non-voting participating preferred shares will receive a quarterly dividend of $240,000 per preferred share.

Contractual Obligations and Contingent Payments

We have contractual obligations to make future payments in connection with our short and long-term debt, non-cancelable lease agreements and service agreements. In addition, we may be required to make contingent payments under business purchase agreements if certain future events occur.

The following table sets forth these contractual and contingent obligations by fiscal year as of June 30, 2007, unless otherwise noted:

(In millions)	Remaining 2008	2009	2010	2011	2012	Thereafter	Total
Contractual Obligations
Long-term borrowings by contract maturity	$ 5.3	$ 439.8	$ 6.4	$ 605.0	$ 2.3	$ 8.6	$ 1,067.4
Coupon interest on long-term borrowings(1)	53.7	45.7	30.8	23.1	0.5	1.6	155.4
Minimum rental and service commitments	78.0	113.3	107.5	83.0	76.3	632.5	1,090.6
Total Contractual Obligations	137.0	598.8	144.7	711.1	79.1	642.7	2,313.4
Contingent Obligations:
Contingent payments related to business acquisitions(2)	252.0	7.5	293.5	—	60.0	—	613.0
Total Contractual and Contingent Obligations(3)	$ 389.0	$ 606.3	$ 438.2	$ 711.1	$ 139.1	$ 642.7	$ 2,926.4
(1) Coupon interest on floating rate long-term debt is based on rates outstanding at June 30, 2007.
(2) The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of business purchase agreements.

(3) The table above does not include approximately $36.2 in capital commitments to invest in investment vehicles. These obligations will be funded, as required, through the end of the commitment periods that range from fiscal 2008 to 2011.

Critical Accounting Policies

Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding our reported results of operations and financial position. Certain critical accounting policies require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements. Due to their nature, estimates involve judgment based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on the consolidated financial statements. During the three months ended June 30, 2007, there were no material changes to the matters discussed under the heading "Critical Accounting Policies" in Part II, Item 7 of Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2007; however, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” as described in Notes 2 and 6 of Notes to Consolidated Financial Statements for the three months ended June 30, 2007.

Recent Accounting Developments

In June 2007, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on Issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payments” (“EITF 06-11”) that was subsequently ratified by the FASB.  EITF 06-11 provides that realized tax benefits on dividends paid to employees on equity classified unvested shares, share units and options charged to retained earnings should be recognized as an increase in additional paid-in capital.  EITF 06-11 will be effective for us on April 1, 2008, and is not expected to have a material impact on our consolidated financial statements.

In May 2007, FASB Staff Position FIN 46(R)-7, “Application of FASB Interpretation No. 46(R) to Investment Companies,” (“FSP FIN 46(R)-7”) was issued.  Under FSP FIN 46(R)-7, companies or equity investments that are accounted for under the AICPA Audit and Accounting Guide, Investment Companies, are permanently exempt from applying the provisions of FIN 46(R) to investments carried at fair value.

Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide for Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies,” (“SOP 07-1”) was issued in June 2007 by the Accounting Standards Executive Committee of the AICPA.  In addition to disclosure requirements, SOP 07-1 clarifies that an investment company is an entity regulated by the Investment Company Act of 1940 or similar requirements; or separate legal entities whose business purposes and activities are investing in substantial investments for current income, capital appreciation, or both, with investment plans that include exit strategies.

FSP FIN 46(R)-7 and SOP 07-1 will be effective for fiscal year 2009.  We are evaluating the adoption of FSP FIN 46(R)-7 and SOP 07-1 and do not currently expect these pronouncements to have a material impact on our consolidated financial statements.

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

Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are beyond our control, including but not limited to those discussed elsewhere herein, under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended March 31, 2007 and in our other public filings, press releases and statements by our management. Due to such risks, uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligations to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

During the quarter ended June 30, 2007, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Item 4.    Controls and Procedures

As of June 30, 2007, Legg Mason’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason’s disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason’s management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason’s disclosure controls and procedures were effective on a reasonable assurances basis.  There have been no changes in Legg Mason’s internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, Legg Mason’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.    Legal Proceedings

Legg Mason and two of its officers are named as defendants in a consolidated legal action.  The action alleges that the defendants violated the Securities Exchange Act of 1934 and the Securities Act of 1933 by making misleading statements to the public and omitting certain material facts with respect to the acquisition of the Citigroup Asset Management business in public statements and in a prospectus used in the secondary stock offering in order to artificially inflate the price of Legg Mason common stock.  The action seeks certification of a class of shareholders who purchased Legg Mason common stock either between February 1, 2006 and October 10, 2006 or in a secondary public offering on or about March 9, 2006 and seeks unspecified damages. On June 15, 2007, Legg Mason and the other defendants in the action filed a motion to dismiss the case.  This motion is pending.

Legg Mason intends to defend the action vigorously.  Legg Mason cannot accurately predict the eventual outcome of the action at this point, or whether it will have a material adverse effect on Legg Mason.

Item 1A.    Risk Factors

During the quarter ended June 30, 2007, there were no material changes to the information contained in Part I, Item 1A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets out information regarding our purchases of Legg Mason common stock in each month during the quarter ended June 30, 2007:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
April 1, 2007 Through April 30, 2007	—	$ —	—	666,200
May 1, 2007 Through May 31, 2007	160,021	98.79	—	666,200
June 1, 2007 Through June 30, 2007	50,650	99.67	40,150	626,050
Total	210,671	$ 99.00	40,150	626,050

(1)  170,521 shares were acquired through the surrender of shares by option holders to pay the exercise price of stock options.

(2)   On July 19, 2007, the Board of Directors replaced the October 23, 2001 authorization to purchase up to 3.0 million shares of Legg Mason common stock in open-market purchases with a new authorization to purchase 5.0 million shares.  There was no expiration date attached to either authorization.

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

LEGG MASON, INC.
(Registrant)

DATE: August 7, 2007	/s/Raymond A. Mason
Raymond A. Mason
Chairman, President and
Chief Executive Officer

DATE: August 7, 2007	/s/Charles J. Daley, Jr.
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