Form 10-Q
period 2007-09-30
LEGG MASON INC
filed 2007-11-09
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

132,238,791 shares of common stock and 2,039,322 exchangeable shares as of the close of business on November 1, 2007. The exchangeable shares, which were issued by a subsidiary of the registrant, are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting and other rights equivalent to common stock.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months ended		Six Months ended
	September 30,		September 30,
	2007	2006	2007	2006
Operating Revenues
Investment advisory fees
Separate accounts	$ 376,003	$ 350,814	$ 756,980	$ 702,268
Funds	590,746	480,937	1,168,031	966,379
Performance fees	24,285	23,687	78,634	41,628
Distribution and service fees	177,421	169,836	360,919	349,418
Other	3,896	5,411	13,755	9,212
Total operating revenues	1,172,351	1,030,685	2,378,319	2,068,905
Operating Expenses
Compensation and benefits	430,231	368,260	876,241	747,842
Distribution and servicing	321,108	294,267	642,614	574,818
Communications and technology	47,747	41,721	95,095	80,160
Occupancy	31,533	22,117	62,226	44,280
Amortization of intangible assets	14,375	17,328	29,430	34,359
Other	48,939	51,976	102,132	94,996
Total operating expenses	893,933	795,669	1,807,738	1,576,455
Operating Income	278,418	235,016	570,581	492,450
Other Income (Expense)
Interest income	18,154	16,047	34,645	28,918
Interest expense	(16,627)	(18,680)	(33,771)	(34,860)
Other	4,252	6,359	18,312	5,217
Total other income (expense)	5,779	3,726	19,186	(725)
Income from Operations before Income Tax
Provision and Minority Interests	284,197	238,742	589,767	491,725
Income tax provision	106,574	95,019	221,164	191,914
Income from Operations before Minority Interests	177,623	143,723	368,603	299,811
Minority interests, net of tax	(159)	(47)	(124)	(100)
Net Income	$ 177,464	$ 143,676	$ 368,479	$ 299,711

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(continued)

(In thousands, except per share amounts)

(Unaudited)

	Three Months ended		Six Months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net Income per Share:
Basic	$ 1.25	$ 1.02	$ 2.59	$ 2.13
Diluted	$ 1.23	$ 1.00	$ 2.55	$ 2.08

Weighted Average Number of Shares Outstanding:
Basic	142,427	141,229	142,255	140,728
Diluted	144,627	144,231	144,705	144,208

Dividends Declared per Share	$ 0.24	$ 0.21	$ 0.48	$ 0.39

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2007	March 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$ 1,379,503	$ 1,183,617
Receivables:
Investment advisory and related fees	593,065	585,857
Other	264,055	266,128
Investment securities	345,810	273,166
Deferred income taxes	31,982	33,873
Other	53,851	48,866
Total current assets	2,668,266	2,391,507
Investment securities	9,719	9,595
Fixed assets, net	282,376	219,437
Intangible assets, net	4,392,287	4,425,409
Goodwill	2,596,453	2,432,840
Other	131,803	125,700
Total Assets	$ 10,080,904	$ 9,604,488
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued compensation	$ 497,253	$ 559,390
Current portion of long-term debt	431,459	5,117
Contractual acquisition payable	240,000	130,000
Payables for distribution and servicing	200,174	160,656
Other	480,875	456,898
Total current liabilities	1,849,761	1,312,061
Deferred compensation	189,168	136,013
Deferred income taxes	474,925	444,218
Other	132,559	63,199
Long-term debt	587,129	1,107,507
Total Liabilities	3,233,542	3,062,998
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Common stock, par value $.10; authorized 500,000,000 shares; issued 132,007,253 shares and 131,776,500 shares, respectively	13,201	13,178
Convertible preferred stock, par value $10; authorized 4,000,000 shares; 8.39 shares outstanding	—	—
Shares exchangeable into common stock	5,123	5,188
Additional paid-in capital	3,356,066	3,372,385
Employee stock trust	(35,655)	(31,839)
Deferred compensation employee stock trust	35,655	31,839
Retained earnings	3,409,173	3,112,844
Accumulated other comprehensive income, net	63,799	37,895
Total Stockholders’ Equity	6,847,362	6,541,490
Total Liabilities and Stockholders’ Equity	$ 10,080,904	$ 9,604,488

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net Income	$ 177,464	$ 143,676	$ 368,479	$ 299,711
Other comprehensive income gains (losses):
Foreign currency translation adjustment	15,110	550	26,342	9,265
Unrealized gains (losses) on investment securities:
Unrealized holding gains, net of tax provision of $(27), $(74), $(14) and $(42), respectively	38	119	20	69
Reclassification adjustment for gains included in net income	(6)	(17)	(12)	(15)
Net unrealized gains on investment securities	32	102	8	54
Unrealized and realized losses on cash flow hedge, net of tax benefit of $419, $1,060, $317 and $308, respectively	(590)	(1,494)	(446)	(435)
Total other comprehensive income (loss)	14,552	(842)	25,904	8,884
Comprehensive Income	$ 192,016	$ 142,834	$ 394,383	$ 308,595

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months ended September 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$ 368,479	$ 299,711
Non-cash items included in net income:
Depreciation and amortization	68,740	64,875
Amortization of deferred sales commissions	21,406	35,628
Accretion and amortization of securities discounts and premiums, net	392	743
Stock-based compensation	24,085	20,444
Unrealized (gains) losses on investments	(11,213)	3,307
Deferred income taxes	18,213	34,155
Other	1,007	941
Decrease (increase) in assets:
Investment advisory and related fees receivable	(4,453)	40,391
Net purchases of trading investments	(60,677)	(43,285)
Other receivables	3,425	40,084
Other current assets	(5,155)	(1,062)
Other non-current assets	(21,068)	10,679
Increase (decrease) in liabilities:
Accrued compensation	(63,575)	(151,471)
Deferred compensation	53,155	45,847
Payables for distribution and servicing	39,518	44,365
Income taxes payable	31,414	(16,992)
Other current liabilities	10,544	(2,394)
Other non-current liabilities	19,449	37,279
Cash Provided by Operating Activities	493,686	463,245
Cash Flows from Investing Activities
Payments for:
Fixed assets	(102,335)	(40,661)
Business acquisition-related costs	(1,711)	(17,752)
Contractual acquisition earnouts	-	(386,168)
Purchases of investment securities	(4,666)	(2,249)
Proceeds from sales and maturities of investment securities	4,575	18,656
Cash Used for Investing Activities	(104,137)	(428,174)

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

(Dollars in thousands)

(Unaudited)

	Six Months ended September 30,
	2007	2006
Cash Flows from Financing Activities
Net decrease in short-term borrowings	$ —	$ (21,227)
Proceeds from issuance of long-term debt	2,600	—
Third-party distribution financing	4,893	796
Repayment of principal on long-term debt	(102,079)	(5,655)
Issuance of common stock	22,996	18,937
Repurchase of common stock	(97,945)	—
Dividends paid	(64,239)	(50,327)
Excess tax benefit associated with stock-based compensation	33,941	8,967
Cash Used for Financing Activities	(199,833)	(48,509)
Effect of Exchange Rate Changes on Cash	6,170	3,172
Net Increase (Decrease) in Cash and Cash Equivalents	195,886	(10,266)
Cash and Cash Equivalents at Beginning of Period	1,183,617	1,023,470
Cash and Cash Equivalents at End of Period	$ 1,379,503	$ 1,013,204

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts, unless otherwise noted)

September 30, 2007

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

Terms such as "we," "us," "our," and "company" refer to Legg Mason.

2. Significant Accounting Policies

Income Taxes

Effective April 1, 2007, Legg Mason adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies previously issued FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and a measurement attribute in financial statements for tax positions taken or expected to be taken in a tax return.  Under FIN 48, a tax benefit should only be recognized if it is more likely than not that the position will be sustained based on its technical merits. A tax position that meets this threshold is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon settlement by the appropriate taxing authority having full knowledge of all relevant information. FIN 48 also provides guidance on derecognition, classification, interest and penalties, interim accounting, disclosure and transition.

The Company’s accounting policy is to classify interest related to tax matters as interest expense and related penalties, if any, as other operating expense.

See Note 6 for additional information regarding income taxes and Legg Mason’s adoption of FIN 48.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes cumulative foreign currency translation adjustments and net gains and losses on investment securities and an interest rate swap. The change in the accumulated translation adjustment for the six months ended September 30, 2007 primarily resulted from the impact of changes in the Brazilian real and British pound in relation to the U.S. dollar on the net assets of Legg Mason’s Brazil and United Kingdom subsidiaries for which the real and the pound are the respective functional currencies.

A summary of Legg Mason’s accumulated other comprehensive income is as follows:

	September 30, 2007	March 31, 2007
Foreign currency translation adjustments	$ 63,587	$ 37,245
Unrealized holding gain on interest rate swap, net of tax provision of $98 and $414, respectively	138	585
Unrealized gains on investment securities, net of tax provision of $46 and $38, respectively	74	65
Total	$ 63,799	$ 37,895

Recent Accounting Developments

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

FSP FIN 46(R)-7 and SOP 07-1 will be effective for fiscal year 2009 unless the FASB defers the effective dates consistent with its current proposal.  Legg Mason is evaluating its adoption of FSP FIN 46(R)-7 and SOP 07-1 and does not currently expect these pronouncements to have a material impact on its consolidated financial statements.

3.  Fixed Assets

Fixed assets consist of equipment, software and leasehold improvements.  Equipment consists primarily of communications and technology hardware and furniture and fixtures.  Software includes purchased software and internally developed software. Fixed assets are reported at cost, net of accumulated depreciation and amortization.  The following table reflects the components of fixed assets as of:

	September 30, 2007	March 31, 2007
Equipment	$ 159,240	$ 146,234
Software	154,017	135,690
Leasehold improvements	185,851	137,259
Total cost	499,108	419,183
Less: accumulated depreciation and amortization	(216,732)	(199,746)
Fixed assets, net	$ 282,376	$ 219,437

Depreciation and amortization expense was $19,567 and $16,283 for the quarters ended September 30, 2007 and 2006, respectively, and $39,310 and $30,516 for the six months ended September 30, 2007 and 2006, respectively.

4. Intangible Assets and Goodwill

The following tables reflect the components of intangible assets as of:

	September 30, 2007	March 31, 2007
Amortizable asset management contracts:
Cost	$ 729,391	$ 737,673
Accumulated amortization	(209,307)	(184,185)
Net	520,084	553,488
Indefinite-life intangible assets:
Fund management contracts	3,755,403	3,755,121
Trade names	116,800	116,800
Total indefinite-life intangible assets	3,872,203	3,871,921
Intangible assets, net	$ 4,392,287	$ 4,425,409

As of September 30, 2007, management contracts are being amortized over a weighted-average remaining life of approximately 10.4 years.

Estimated amortization expense for each of the next five fiscal years is as follows:

Remaining 2008	$ 27,091
2009	54,169
2010	53,841
2011	53,841
2012	50,713
Thereafter	280,429
Total	$ 520,084

The increase in the carrying value of goodwill for the six months ended September 30, 2007 is summarized below:

Balance, beginning of period	$ 2,432,840
Contractual acquisition earnouts	160,000
Impact of excess tax basis amortization on CAM acquisition	(9,909)
Other, including changes in foreign exchange rates	13,522
Balance, end of period	$ 2,596,453

Based on current revenues and earnings of Permal Group Ltd. (“Permal”), the contingent consideration payable to the former owners of Permal on the second anniversary of the acquisition in November 2007 was increased by $79 million to the maximum of $240 million.  Additional minimum contingent consideration payable on the sixth anniversary of $81 million has also been accrued and will be due to the former owners at that time unless earned on the fourth anniversary based on Permal’s revenues and earnings at that time.  As a result, during the quarter ended September 30, 2007, goodwill was increased by $160 million.

5. Long-Term Debt

Long-term debt as of September 30, and March 31, 2007 consists of the following:

	September 30, 2007			March 31, 2007
	Accreted Value	Unamortized Discount	Maturity Amount	Accreted Value
6.75% senior notes	$ 424,878	$ 122	$ 425,000	$ 424,796
5-year term loan	550,000	—	550,000	650,000
3-year term loan	9,012	—	9,012	8,543
Third-party distribution financing	8,510	—	8,510	3,617
Other term loans	26,188	—	26,188	25,668
Subtotal	1,018,588	122	1,018,710	1,112,624
Less: current portion	431,459	122	431,581	5,117
Total	$ 587,129	$ —	$ 587,129	$ 1,107,507

As of September 30, 2007, the aggregate maturities of long-term debt (accreted value of $1,018,588) based on the contractual terms, are as follows:

Remaining 2008	$ 3,397
2009	441,837
2010	6,990
2011	555,590
2012	2,329
Thereafter	8,567
Total	$ 1,018,710

During November 2007, the Company borrowed $500 million under its unsecured revolving credit facility for general corporate purposes, which may include acquisitions.

Interest Rate Swap

As of September 30, 2007, an aggregate unrealized gain of $138, net of tax of $98, on the market value of the $250 million, 3-year amortized variable to fixed interest rate swap (“Swap”) that matures December 1, 2008 has been reflected in Other comprehensive income. All of the estimated unrealized gain included in Other comprehensive income as of September 30, 2007 is expected to be reclassified to income within the next twelve months. The actual amount will vary as a result of changes in market conditions. On a quarterly basis, Legg Mason assesses the effectiveness of this cash flow hedge by confirming that payments and the balance of the liability hedged match the Swap.

6.  Income Taxes

As a result of the adoption of FIN 48, effective April 1, 2007 the Company recorded a decrease in beginning retained earnings and an increase in the liability for unrecognized tax benefits of approximately $3.6 million (net of the federal benefit for state tax liabilities).  All of this amount, if recognized, would reduce future income tax provisions and favorably impact effective tax rates.  Legg Mason had total gross unrecognized tax benefits of approximately $28.7 million as of April 1, 2007.  Of this total, $18.7 million (net of the federal benefit for state tax liabilities) is the amount of unrecognized benefits which, if recognized, would favorably impact future income tax provisions and effective tax rates. During the quarter and six months ended September 30, 2007, there were no material increases or decreases in unrecognized tax benefits.  As of September 30, 2007, management does not anticipate any material increases or decreases in the amounts of unrecognized tax benefits over the next twelve months.

At April 1, 2007 and September 30, 2007, Legg Mason had approximately $3.0 million of interest accrued on tax contingencies in the Consolidated Balance Sheets. Legg Mason does not believe it is subject to any penalties related to its tax contingencies and therefore has not accrued any liability for penalties at April 1, 2007 or September 30, 2007.

The following tax years remain open to income tax examination for each of the more significant jurisdictions where Legg Mason is subject to income taxes: after fiscal year 2002 for U.S. federal; after fiscal year 2005 in the United Kingdom; after fiscal year 2000 for the state of New York and after fiscal year 2002 for the state of Maryland.

During the quarter ended September 30, 2007, the United Kingdom enacted a new tax law (the “Finance Act 2007”) which reduces the main corporate tax rate from 30% to 28% for tax periods ending after April 1, 2008.  The impact on existing deferred tax liabilities is a one-time tax benefit approximating $18.5 million.  Legg Mason plans to repatriate earnings from certain foreign subsidiaries to facilitate funding of up to $225 million for the contingent consideration for Permal described in Note 4.  Since Legg Mason previously intended to permanently reinvest cumulative undistributed earnings of its non-U.S. subsidiaries in non-U.S. operations, no U.S. federal income taxes were previously provided; however, additional income tax provision of approximately $18.4 million was recognized during the quarter with respect to the repatriation plan described above.  No further repatriation of foreign earnings is contemplated.

7. Stock-Based Compensation

Compensation expense relating to stock options, the stock purchase plan and deferred compensation for the three months ended September 30, 2007 and 2006 was $6,228 and $5,917, respectively, and for the six months ended September 30, 2007 and 2006 was $12,045 and $11,577.

Stock option transactions during the six months ended September 30, 2007 and 2006, respectively, are summarized below:

	Six Months Ended September 30,
	2007	2006
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Options outstanding at March 31	6,478	$ 53.48	6,370	$ 43.56
Granted	933	100.77	396	98.05
Exercised	(1,325)	27.40	(630)	26.76
Canceled/ forfeited	(134)	90.07	(23)	54.10
Options outstanding at September 30	5,952	$ 65.85	6,113	$ 48.77

At September 30, 2007, options were exercisable for 3,606 shares with a weighted-average exercise price of $45.09 and a weighted-average remaining contractual life of 2.6 years.  Unamortized compensation cost related to unvested options (2,346 shares) at September 30, 2007 of $80,794 is expected to be recognized over a weighted-average period of 2.8 years.

The weighted average fair value of option grants of $31.76 and $33.13 per share for the six months ended September 30, 2007 and 2006, respectively, is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six months ended September 30,

	2007	2006
Expected dividend yield	0.81%	0.79%
Risk-free interest rate	4.71%	5.01%
Expected volatility	29.17%	31.99%
Expected lives (in years)	4.95	4.85

Compensation expense relating to restricted stock for the three months ended September 30, 2007 and 2006 was $5,735 and $4,456, respectively, and for the six months ended September 30, 2007 and 2006 was $11,136 and $9,247, respectively.  Restricted stock transactions during the six months ended September 30, 2007 and 2006, respectively, are summarized below:

	Six Months Ended September 30,
	2007		2006
	Number of Shares	Weighted-Average Grant Date Value	Number of Shares	Weighted-Average Grant Date Value
Unvested shares at March 31	563	$ 114.03	496	$ 120.89
Granted	170	99.85	66	122.95
Vested	(55)	94.59	(44)	69.85
Canceled/ forfeited	(67)	120.28	(80)	129.08
Unvested shares at September 30	611	$ 111.11	438	$ 122.85

Unamortized compensation cost related to unvested restricted stock awards at September 30, 2007 of $53,364 is expected to be recognized over a weighted-average period of 2.4 years.

Effective July 19, 2007, the number of shares authorized to be issued under Legg Mason’s active equity incentive stock plan was increased by 5 million to 29 million, increasing the remaining shares available for issuance to 7 million.  However, of the additional 5 million shares, Legg Mason has agreed that it will not issue more than 4 million without receiving additional stockholder approval.

During the quarter ended September 30, 2007, non-employee directors were issued 8 restricted stock units and 5 shares of common stock at a fair value of $1,350.  Effective July 19, 2007, the Board of Directors adopted amendments to the Non-Employee Director Equity Plan to eliminate future stock option grants under the plan.

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

As of September 30, 2007, the minimum annual aggregate rentals under operating leases and servicing agreements are as follows:

Remaining 2008	$ 58,509
2009	121,098
2010	114,299
2011	89,504
2012	82,838
Thereafter	686,940
Total	$ 1,153,188

The minimum rental commitments shown above have not been reduced by $93,877 for minimum sublease rentals to be received in the future under non-cancelable subleases.

Subsequent to September 30, 2007, Legg Mason entered into a put/purchase option agreement, with the owner of land and a building currently leased by Legg Mason.  The agreement is for a fixed price of $28,950, if executed.  Such amount is not included in the minimum rental commitments shown above because the agreement was executed after quarter end.  The seller has a put option through November 2011, after which the buyer purchase option is also exercisable.  As a result of the terms of the put/purchase agreement, Legg Mason will account for the lease as a capital lease beginning in October 2007.  Upon exercise of the put or purchase option, the remaining future rent obligations under the existing lease, included in the table above, will terminate.

As of September 30, 2007, Legg Mason had commitments to invest approximately $36,300 in investment vehicles. These commitments will be funded as required through the end of the respective investment periods ranging from fiscal 2008 to 2011.

As of September 30, 2007, Legg Mason has contingent payment obligations related to the Permal acquisition.  As described in Note 4, Intangible Assets and Goodwill, contingent payment obligations of $160 million related to the Permal acquisition were recorded during the quarter, in addition to the $161 million recorded at acquisition. Of the total $321 million obligation, $240 million is payable in the third fiscal quarter and $81 million will be payable in November 2011 unless earned on the fourth anniversary of the closing based on Permal’s revenues and earnings at that time.

See Note 10, Subsequent Event, for additional information related to Legg Mason commitments.

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

The following tables present the computations of basic and diluted EPS:

	Three months ended September 30,
	2007		2006
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	142,427	142,427	141,229	141,229
Potential common shares:
Employee stock options	-	1,713	-	2,533
Shares related to deferred compensation	-	33	-	34
Shares issuable upon payment of contingent consideration	-	454	-	435
Total weighted average diluted shares	142,427	144,627	141,229	144,231
Net income	$ 177,464	$ 177,464	$ 143,676	$ 143,676
Net income per share	$ 1.25	$ 1.23	$ 1.02	$ 1.00

	Six months ended September 30,
	2007		2006
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	142,255	142,255	140,728	140,728
Potential common shares:
Employee stock options	-	1,966	-	2,767
Shares related to deferred compensation	-	56	-	44
Shares issuable upon conversion of senior notes	-	-	-	268
Shares issuable upon payment of contingent consideration	-	428	-	401
Total weighted average diluted shares	142,255	144,705	140,728	144,208
Net income	$ 368,479	$ 368,479	$ 299,711	$ 299,711
Interest expense on convertible senior notes, net of tax	-	-	-	84
Net income, as adjusted	$ 368,479	$ 368,479	$ 299,711	$ 299,795
Net income per share	$ 2.59	$ 2.55	$ 2.13	$ 2.08

Options to purchase 2,870 and 1,465 shares for the three months ended September 30, 2007 and 2006, respectively, and 2,870 and 1,091 shares for the six months ended September 30, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because the presumed proceeds from exercising such options, including related income tax benefits, exceed the average price of the common shares for the period and therefore the options are deemed antidilutive.

Basic and diluted earnings per share for the three and six months ended September 30, 2007 and 2006 include all vested shares of restricted stock related to Legg Mason’s deferred compensation plans. Diluted earnings per share for the same periods also include unvested shares of restricted stock related to those plans unless the shares are deemed antidilutive.  Unvested shares of restricted stock for the three months ended September 30, 2007 and 2006 of 578 and 404, respectively, and for the six months ended September 30, 2007 and 2006 of 557 and 396, respectively, were deemed antidilutive and therefore excluded from the computation of diluted earnings per share.

10. Subsequent Event – Letters of Credit

As of October 31, 2007, Legg Mason had approximately $167 billion in liquidity assets under management, reflecting increased assets under management during October in many of the liquidity funds its subsidiary manages.  Approximately 6% of these assets were investments by liquidity funds in asset backed commercial paper (“ABCP”) issued by structured investment vehicles. In addition, the investments of these liquidity funds are diversified across other commercial paper, corporate notes, and certificates of deposit.  ABCP represented approximately 46% of the commercial paper market on October 30, 2007.  Certain of the ABCP securities held by the liquidity funds that Legg Mason’s subsidiary manages have recently been placed on credit watch or downgraded by ratings agencies.  Legg Mason is monitoring the situation carefully, and remains confident in the overall soundness of the funds.  Liquidity fund portfolios are carefully constructed with an emphasis on preservation of capital, credit quality, and current income.  The investments have not affected the $1 per share net asset value of the funds and Legg Mason does not expect that they will, although no guarantees are given.

In November 2007, in order to support the AAA/Aaa credit ratings of two liquidity funds that a subsidiary manages, Legg Mason elected to procure letters of credit (“LOCs”) from a large bank for an aggregate amount of approximately $238 million.  The LOCs support investments by the two rated funds in an aggregate of approximately $670 million in ABCP issued by two structured investment vehicles and may be drawn by the funds if they realize a loss on disposition or restructuring of the ABCP.  In addition, the funds will draw the LOCs at the end of their one-year terms if, at that time, they continue to hold the investments and the investments have not been restructured into securities that are rated A-1 and P-1 by Standard & Poor’s and Moody’s, respectively.  The LOCs may be terminated without being drawn before their terms expire in certain circumstances, including if the underlying ABCP is sold from the funds or restructured into securities that are rated A-1 and P-1 by Standard & Poor’s and Moody’s, respectively, without incurring a loss.

As part of the LOC arrangements, Legg Mason agreed to reimburse to the bank any amounts that may be drawn on the LOCs and, to support this agreement, it has provided approximately $178 million in cash collateral, which will be increased to the full amount of the LOCs by December 28, 2007.   As of the date the LOCs were issued, Legg Mason has established a derivative liability for the fair value of its guarantee to reimburse to the bank any amounts that may be drawn under the LOCs.  The amount of the liability will increase or decrease if Legg Mason’s obligation under the guarantee fluctuates based on the fair value of the ABCP.  Legg Mason currently estimates that, unless the LOCs are terminated during the quarter without being drawn, it will incur a $4.7 million charge to its net earnings in the December 2007 quarter (after tax and after giving effect to related adjustments to a revenue sharing agreement with a Legg Mason subsidiary) representing the net impact of decreases in the fair value of the underlying ABCP through the date hereof.

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

Our financial position and results of operations are materially affected by the overall trends and conditions of the financial markets, particularly in the United States, but increasingly in the other countries in which we operate. Results of any individual period should not be considered representative of future results. Our profitability is sensitive to a variety of factors, including, among other things, the amount and composition of our assets under management, and the volatility and general level of securities prices and interest rates.  Sustained periods of unfavorable market conditions are likely to affect our profitability adversely. In addition, the diversification of services and products offered, investment performance, access to distribution channels, reputation in the market, attracting and retaining key employees and client relations are significant factors in determining whether we are successful in attracting and retaining clients.  For a further discussion of factors that may affect our results of operations, refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and Part II, Item 1A in this report.

Terms such as "we," "us," "our," and "company" refer to Legg Mason.

Business Environment

All three major U.S. equities market indices rose during the quarter, and there was substantial turmoil in the worldwide fixed income markets, including, specifically, the market for asset backed commercial paper securities.    Investor concerns continued about weakness in U.S. housing markets including increasing mortgage defaults, particularly in the sub-prime sector, and increased oil prices.  The Dow Jones Industrial Average1, the S&P 5002, and the Nasdaq Composite Index3 were up 4%, 2%, and 4%, respectively, for the quarter ended September 30, 2007, and up 12%, 7%, and 12%, respectively, for the six months ended September 30, 2007.  In addition, the federal funds rate was reduced by 0.5% on September 18, 2007 to 4.75%, the first reduction in four years, resulting in improved liquidity in both equity and credit markets.

1 Dow Jones Industrial Average is a trademark of Dow Jones & Company, which is not affiliated with Legg Mason.

2 S&P is a trademark of Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., which is not affiliated with Legg Mason.

3 Nasdaq is a trademark of the Nasdaq Stock Market, Inc., which is not affiliated with Legg Mason.

Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006

The component changes in our assets under management (“AUM”) (in billions) for the three months ended September 30 were as follows:

	Three months ended
	September 30,
	2007	2006
Beginning of period	$ 992.4	$ 854.7
Net client cash flows	0.3	14.1
Market performance and other	18.9	22.6
End of period	$ 1,011.6	$ 891.4

AUM at September 30, 2007 was $1,011.6 billion, up $120.2 billion or 13% from September 30, 2006.  Net client cash flows accounted for $38.6 billion, or 32% of the increase, and were driven by approximately $35 billion in long-term fixed income flows and $25 billion in liquidity flows. These flows were offset in part by approximately $21 billion in equity outflows resulting partly from investment performance issues, particularly in some of our largest equity products.  We generally earn higher fees and profits on equity AUM and outflows in this asset class will more negatively impact our revenues and net income than would outflows from other asset classes.

In the last three months, AUM increased by $19.2 billion, or 2%, from $992.4 billion at June 30, 2007, primarily as a result of market appreciation.  Net client cash flows of $0.3 billion resulted from net flows of approximately $11 billion in long-term fixed income assets, offset in part by net client outflows in equity and liquidity assets of approximately $10 billion and $1 billion, respectively.  Equity outflows resulted in part from lower relative investment performance, particularly in some of our key equity products at ClearBridge Advisors LLC (“ClearBridge”), Legg Mason Capital Management, Inc. (“LMCM”), and Private Capital Management, LP (“PCM”).  A large retirement plan restructuring, and the redemption of a college savings plan account, resulted in one-time outflows which contributed over $2 billion of the total equity client cash outflows.

AUM by Asset Class

AUM by asset class (in billions) as of September 30 was as follows:

		% of		% of	%
	2007	Total	2006	Total	Change
Equity	$ 343.9	34.0%	$ 315.6	35.4%	9.0%
Fixed Income	506.0	50.0	440.8	49.5	14.8
Liquidity	161.7	16.0	135.0	15.1	19.8
Total	$ 1,011.6	100.0%	$ 891.4	100.0%	13.5%

Average AUM by asset class (in billions) for the three months ended September 30 was as follows:

		% of		% of	%
	2007	Total	2006	Total	Change
Equity	$ 341.6	34.3%	$ 310.7	35.7%	9.9%
Fixed Income	492.2	49.5	431.4	49.6	14.1
Liquidity	160.9	16.2	128.2	14.7	25.5
Total	$ 994.7	100.0%	$ 870.3	100.0%	14.3%

AUM by Division

Our AUM by division (in billions) as of September 30 was as follows:

		% of		% of	%
	2007	Total	2006	Total	Change
Managed Investments	$ 411.4	40.7%	$ 355.7	39.9%	15.7%
Institutional	530.3	52.4	471.4	52.9	12.5
Wealth Management	69.9	6.9	64.3	7.2	8.7
Total	$ 1,011.6	100.0%	$ 891.4	100.0%	13.5%

The component changes in our AUM by division (in billions) for the three months ended September 30, 2007 was as follows:

	Managed		Wealth
	Investments	Institutional	Management	Total
Beginning of period	$ 414.2	$ 506.8	$ 71.4	$ 992.4
Net client cash flows	(8.8)	9.9	(0.8)	0.3
Market performance and other	6.0	13.6	(0.7)	18.9
End of period	$ 411.4	$ 530.3	$ 69.9	$ 1,011.6

Assets managed for U.S. domiciled clients accounted for 67% of total assets managed and non-U.S. domiciled clients represented 33% of total assets managed as of September 30, 2007 and 2006, respectively.

Our operating revenues by division (in millions) for the three months ended September 30 were as follows:

	2007	2006
Managed Investments	$ 653.5	$ 576.1
Institutional	261.0	240.7
Wealth Management	257.9	213.9
Total	$ 1,172.4	$ 1,030.7

The increase in operating revenues in the Managed Investments division was primarily due to increased mutual fund revenues at Western Asset Management Company (“Western Asset”) and Royce & Associates, LLC (“Royce”).  The increase in operating revenues in the Institutional division was primarily due to increased separate account revenues at Western Asset and Brandywine Global Investment Management, LLC (“Brandywine”).  The increase in operating revenues in the Wealth Management division was primarily due to increased fund revenues at Permal Group Ltd (“Permal”).

Results of Operations

Operating Revenues

Revenues in the quarter ended September 30, 2007 were $1.2 billion, up 14% from $1.0 billion in the prior year quarter, primarily as a result of a 14% increase in average AUM.

Investment advisory fees from separate accounts increased 7% or $25.2 million to $376.0 million, primarily as a result of higher average assets managed by Western Asset, Brandywine, Batterymarch Financial Management, Inc. (“Batterymarch”), Legg Mason International Equities (“LMIE”), and LMCM, offset in part by a decline in advisory fees due to lower average assets managed by PCM.

Investment advisory fees from funds increased 23% to $590.7 million, primarily as a result of higher average assets managed by Permal, Western Asset, Royce, and LMCM.

Performance fees increased 3% to $24.3 million, primarily as a result of increased performance fees earned by Permal, Brandywine, and LMIE, offset in part by reduced performance fees earned by LMCM and Western Asset.

Distribution and service fee revenues increased 4% to $177.4 million primarily as a result of higher average AUM.

Operating Expenses

Compensation and benefits increased 17% to $430.2 million, primarily as a result of increased revenue share-based incentive expense on higher revenues at certain of our subsidiaries.  Compensation as a percentage of operating revenues increased to 36.7% in the current quarter from 35.7% in the prior year quarter, primarily as a result of higher revenues at revenue share entities which retained a higher percentage of revenue as compensation.

Distribution and servicing expenses increased 9% to $321.1 million as a result of higher average fund AUM.

Communications and technology expense increased 14% to $47.7 million primarily as a result of continued investments in our infrastructure and increased market data services.

Occupancy expense increased 43% to $31.5 million primarily as a result of office relocations.

Other expenses decreased 6% to $48.9 million, primarily due to decreased expenses under a transition services agreement with Citigroup related to the integration of businesses acquired from Citigroup and during the prior year quarter losses on the disposal of certain fixed assets during relocations and leasehold improvements.

Other non-operating income decreased $2.1 million to $4.3 million primarily due to lower market gains on assets held in deferred compensation plans.

The provision for income taxes increased 12% to $106.6 million. The effective tax rate decreased to 37.5% from 39.8% in the prior year’s quarter, primarily reflecting decreased effective state tax rates.

Net income for the three months ended September 30, 2007 totaled $177.5 million, or $1.23 per diluted share, an increase of 24% and 23%, respectively, from the prior year’s quarter.  Cash income (see Supplemental Non-GAAP Financial Information) rose 21% for the quarter ended September 30, 2007 to $231.8 million or $1.60 per diluted share from $191.7 million or $1.33 per diluted share in the prior year quarter.  Cash income for the quarter ended September 30, 2007 reflects additional cash income of $6.6 million, or approximately $0.05 per diluted share, related to the imputed interest deduction on a contingent acquisition payment during the second quarter of fiscal 2008.  The pre-tax profit margin increased to 24.2% from 23.2% in the prior year period.  The pre-tax profit margin, as adjusted (see Supplemental Non-GAAP Financial Information), for distribution and servicing expense for the quarters ended September 30, 2007 and 2006 was 33.4% and 32.4%, respectively.

Six Months Ended September 30, 2007 Compared to Six Months Ended September 30, 2006

Assets Under Management

The component changes in AUM (in billions) for the six months ended September 30 was as follows:

	Six months ended
	September 30,
	2007	2006
Beginning of period	$ 968.5	$ 867.6
Net client cash flows	1.9	7.6
Market performance and other	42.5	16.2
Acquisitions (dispositions), net	(1.3)	—
End of period	$ 1,011.6	$ 891.4

In the last six months, AUM increased by $43.1 billion, or 4%, from $968.5 billion at March 31, 2007, primarily as a result of market appreciation.  Net client cash flows of $1.9 billion resulted from net flows of approximately $18 billion in long-term fixed income assets and minimal liquidity flows, offset in part by net client outflows in equity assets of approximately $17 billion resulting partly from investment performance issues, particularly in some of our largest equity products.

Average AUM by asset class (in billions) for the six months ended September 30 were as follows:

		% of		% of	%
	2007	Total	2006	Total	Change
Equity	$ 344.5	34.8%	$ 315.8	36.4%	9.1%
Fixed Income	484.7	49.0	424.7	48.9	14.1
Liquidity	160.2	16.2	127.4	14.7	25.7
Total	$ 989.4	100.0%	$ 867.9	100.0%	14.0%

The component changes in our AUM by division (in billions) for the six months ended September 30, 2007 were as follows:

	Managed		Wealth
	Investments	Institutional	Management	Total
Beginning of period	$ 403.2	$ 496.3	$ 69.0	$ 968.5
Net client cash flows	(12.1)	14.4	(0.4)	1.9
Market performance and other	20.3	19.6	2.6	42.5
Acquisitions (dispositions), net	—	—	(1.3)	(1.3)
End of period	$ 411.4	$ 530.3	$ 69.9	$ 1,011.6

Our operating revenues by division (in millions) for the six months ended September 30 were as follows:

	2007	2006
Managed Investments	$ 1,322.8	$ 1,177.6
Institutional	520.8	470.7
Wealth Management	534.7	420.6
Total	$ 2,378.3	$ 2,068.9

The increase in operating revenues in the Managed Investments division was primarily due to increased mutual fund revenues at Western Asset, Royce, and LMCM.  The increase in operating revenues in the Institutional division was primarily due to increased separate account revenues at Western Asset and Brandywine, and increased performance fees at LMIE. The increase in operating revenues in the Wealth Management division was primarily due to increased fund revenues and performance fees at Permal.

Results of Operations

Operating Revenues

Revenues in the six months ended September 30, 2007 were $2.4 billion, up 15% from $2.1 billion in the prior year, primarily as a result of a 14% increase in average AUM and a significant increase in performance fees.

Investment advisory fees from separate accounts increased 8% or $54.7 million to $757.0 million, primarily as a result of higher average assets managed by Western Asset, Brandywine, Batterymarch, and LMCM, offset in part by a decline in advisory fees due to lower average assets managed by PCM.

Investment advisory fees from funds increased 21% to $1,168.0 million, primarily as a result of higher average assets managed by Permal, Western Asset, Royce, and LMCM.

Performance fees increased 89%, or $37.0 million, to $78.6 million, primarily as a result of increased performance fees earned by Permal.  LMIE also contributed to the increase.

Distribution and service fee revenues increased 3% to $360.9 million primarily as a result of higher average AUM.

Operating Expenses

Compensation and benefits increased 17% to $876.2 million, primarily as a result of increased revenue share-based incentive expense on higher revenues, including performance fee revenues at certain of our subsidiaries.  Compensation as a percentage of operating revenues increased to 36.8% in the current period from 36.1% in the prior year period, primarily as a result of higher revenues, including performance fees, at revenue share entities which retained a higher percentage of revenue as compensation.

Distribution and servicing expenses increased 12% to $642.6 million as a result of higher average fund AUM.

Communications and technology expense increased 19% to $95.1 million primarily as a result of continued investments in our infrastructure and increased market data services.

Occupancy expense increased 41% to $62.2 million, due to office relocations and accelerated depreciation on certain leasehold improvements.

Other expenses increased 8% to $102.1 million, driven primarily by increased marketing, promotion and consulting expenses.

Other non-operating income increased $19.9 million to $19.2 million primarily due to market gains in assets held in deferred compensation plans and firm investments and a gain on the sale of our interest in a joint venture.

The provision for income taxes increased 15% to $221.2 million. The effective tax rate decreased to 37.5% from 39.0% in the prior year period, primarily reflecting decreased effective state tax rates.

Net income for the six months ended September 30, 2007 totaled $368.5 million, or $2.55 per diluted share, both an increase of 23% from the prior year period.  Cash income (see Supplemental Non-GAAP Financial Information) rose 19% for the six months ended September 30, 2007 to $470.6 million, or $3.25 per diluted share, from $395.6 million or $2.74 per diluted share in the prior year period.  The pre-tax profit margin increased to 24.8% from 23.8% in the prior year period.  The pre-tax profit margin, as adjusted (see Supplemental Non-GAAP Financial Information), for distribution and servicing expense for the six months ended September 30, 2007 and 2006 was 34.0% and 32.9%, respectively.

Quarter Ended September 30, 2007 Compared to Quarter Ended June 30, 2007

Results of Operations

Compared to the quarter ended June 30, 2007, net income for the September quarter decreased 7% to $177.5 million and diluted earnings per share decreased 7% from $1.32 to $1.23.  Operating revenues decreased 3%, from $1.21 billion in the June quarter to $1.17 billion in the September quarter, reflecting a substantial decline in performance fees at Permal and LMIE.  Other non-operating income decreased by $7.6 million, to $5.8 million, primarily due to a gain on the sale of our interest in a joint venture in the prior quarter and lower market gains on assets held in deferred compensation plans and firm investments.  Operating expenses decreased 2% over the September quarter to $893.9 million.  The decrease in operating expenses was primarily the result of a decrease in compensation and benefits related to incentive accruals on increased revenues, including performance fees, and reduced advertising and marketing expenses.  Compared to the June 30, 2007 quarter, cash income (see Supplemental Non-GAAP Financial Information) decreased to $231.8 million from $238.9 million and cash income per diluted share decreased to $1.60 from $1.65, each down 3%.  The pre-tax profit margin decreased from 25.3% in the prior quarter to 24.2%.  The pre-tax profit margin, as adjusted (see Supplemental Non-GAAP Financial Information), decreased from 34.5% in the June 30, 2007 quarter to 33.4% in the September 2007 quarter.

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

A reconciliation of net income to cash income (in thousands except per share amounts) is as follows:

	Three months ended			September 2007 Compared to June 2007	September 2007 Compared to September 2006
	September 30,	June 30,	September 30,
	2007	2007	2006
Net Income	$ 177,464	$ 191,015	$ 143,676	(7.1) %	23.5%
Plus:
Amortization of intangible assets	14,375	15,055	17,328	(4.5)	(17.0)
Deferred income taxes on intangible assets	39,957	32,783	30,742	21.9	30.0
Cash Income	$ 231,796	$ 238,853	$ 191,746	(3.0)	20.9

Net Income per Diluted Share	$ 1.23	$ 1.32	$ 1.00	(6.8)	23.0
Amortization of intangible assets	0.10	0.10	0.12	—	(16.7)
Deferred income taxes on intangible assets	0.27	0.23	0.21	17.4	28.6
Cash Income per Diluted Share	$ 1.60	$ 1.65	$ 1.33	(3.0)	20.3

	Six months ended		Period to Period Change
	September 30,
	2007	2006
Net Income	$ 368,479	$ 299,711	22.9%
Amortization of intangible assets	29,430	34,359	(14.3)
Deferred income taxes on intangible assets	72,740	61,481	18.3
Cash Income	$ 470,649	$ 395,551	19.0

Net Income per Diluted Share	$ 2.55	$ 2.08	22.6
Amortization of intangible assets	0.20	0.24	(16.7)
Deferred income taxes on intangible assets	0.50	0.42	19.0
Cash Income per Diluted Share	$ 3.25	$ 2.74	18.6

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

A reconciliation of pre-tax profit margin adjusted for distribution and servicing expense is as follows:

	Three months ended
	September 30,	June 30,	September 30,
	2007	2007	2006
Operating Revenues, GAAP basis	$ 1,172,351	$ 1,205,968	$ 1,030,685
Less:
Distribution and servicing expense	321,108	321,506	294,267
Operating Revenues, as adjusted	$ 851,243	$ 884,462	$ 736,418

Income from Operations before Income Tax Provision and Minority Interests	$ 284,197	$ 305,570	$ 238,742

Pre-tax profit margin, GAAP basis	24.2%	25.3%	23.2%
Pre-tax profit margin, as adjusted	33.4	34.5	32.4

	Six months ended
	September 30,	September 30,
	2007	2006
Operating Revenues, GAAP basis	$ 2,378,319	$ 2,068,905
Less:
Distribution and servicing expense	642,614	574,818
Operating Revenues, as adjusted	$ 1,735,705	$ 1,494,087

Income from Operations before Income Tax Provision and Minority Interests	$ 589,767	$ 491,725

Pre-tax profit margin, GAAP basis	24.8%	23.8%
Pre-tax profit margin, as adjusted	34.0	32.9

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

In the March 2007 quarter, the $400 million 3-year interest rate swap (“Swap”) that we entered into to hedge a portion of the $700 million floating rate term loan in December 2005 began to unwind and we repaid a corresponding $50 million of the debt.  During the six months ended September 30, 2007, we repaid an additional $100 million of the debt which coincides with the amortization of the Swap.

As of March 31, 2007, $130 million of the $161 million Permal contractual acquisition payable was classified as a current liability.  During the September quarter, an additional $79 million was accrued as a liability with a corresponding increase to goodwill.  The maximum second anniversary payment of $240 million was earned on November 1, 2007 and will be paid in two installments during the quarter ended December 31, 2007.  The first installment of $130 million was paid with approximately $98 million in cash and the rest in common stock.  The second installment of $110 million can be paid in cash or up to 25% in common stock.  In addition, during the September quarter the minimum sixth anniversary payment of $81 million was accrued as a non-current liability with a corresponding increase to goodwill.

During the September 2007 quarter, we initiated a plan to repatriate accumulated earnings of approximately $225 million from certain foreign subsidiaries in order to replenish funds used for the contingent acquisition payment in the U.S. to the former owners of Permal. We expect to repatriate these funds during the December quarter.

As discussed above in Note 10 of Notes to Consolidated Financial Statements, in November 2007 we entered into arrangements with a large bank to provide letters of credit (“LOCs”) for an aggregate amount of approximately $238 million for the benefit of two liquidity funds managed by one of our subsidiaries.  As part of the LOC arrangements, we agreed to reimburse to the bank any amounts that may be drawn on the LOCs and, to support this agreement, we provided approximately $178 million in cash collateral, which will be increased to the full amount of the LOCs by December 28, 2007.  In addition, in October 2007 we invested $100 million in another liquidity fund that a subsidiary manages in order to provide additional liquidity support to the fund.  We may elect to provide additional credit or other support to liquidity funds managed by our subsidiaries if we deem this action necessary and appropriate in the future.  If we do so, we may be required to use additional cash to pay for the support or as collateral.  The pledge of cash and the investment in the fund restrict our ability to use the cash for other purposes and, together with any future uses of cash to provide additional support, reduce our flexibility to use these assets for other corporate purposes, including debt prepayments, stock repurchases and acquisitions.

On November 6 and 8, 2007, we borrowed an aggregate of $500 million under our unsecured revolving credit facility for general corporate purposes, which may include acquisitions.  This facility matures on October 1, 2010, may be prepaid at any time and contains customary covenants and default provisions.

The $425 million principal amount of senior notes due July 2, 2008 was reclassified to the current portion of long-term debt during the September 2007 quarter.

At September 30, 2007, our total assets and stockholders’ equity were $10.1 billion and $6.8 billion, respectively. During the six months ended September 30, 2007, cash and cash equivalents increased from $1.18 billion at March 31, 2007 to $1.38 billion at September 30, 2007.  Cash flows from operating activities provided $493.7 million, primarily attributable to net income, adjusted for non-cash items. Cash flows from investing activities used $104.1 million, primarily attributable to payments for leasehold improvements for office relocations.  Financing activities used $199.8 million, primarily due to repayment of principal on long-term debt and common stock repurchases.

The Board of Directors previously authorized us, at our discretion, to purchase up to 3.0 million shares of our common stock.  During the June 2007 quarter, we repurchased 40,150 shares for $4.0 million.  On July 19, 2007, the Board of Directors authorized us to repurchase, from time to time, up to 5.0 million shares of our common stock.  This replaced the previous share repurchase authorization.  During the September 2007 quarter, we repurchased 1.1 million shares for $94 million.

During the six months ended September 30, 2007, we paid cash dividends of $64.2 million.  On October 16, 2007, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.24 per share.  In addition, the holders of 8.3902 non-voting participating preferred shares will receive a quarterly dividend of $240,000 per preferred share.

Off-Balance Sheet Arrangements

In November 2007, we entered into arrangements with a large bank to provide letters of credit to two liquidity funds managed by one of our subsidiaries.  As part of these arrangements, we agreed to reimburse to the bank any amounts that may be drawn on the letters of credit.  See Liquidity above and Note 10 of Notes to Consolidated Financial Statements above.

Contractual Obligations and Contingent Payments

We have contractual obligations to make future payments in connection with our short and long-term debt, non-cancelable lease agreements and service agreements. In addition, we may be required to make contingent payments under business purchase agreements if certain future events occur.

The following table sets forth these contractual and contingent obligations by fiscal year as of September 30, 2007, unless otherwise noted:

(In millions)	Remaining 2008	2009	2010	2011	2012	Thereafter	Total
Contractual Obligations
Long-term borrowings by contract maturity	$ 3.4	$ 441.8	$ 7.0	$ 555.6	$ 2.3	$ 8.6	$ 1,018.7
Coupon interest on long-term borrowings(1)	29.3	40.3	24.7	18.5	0.6	1.6	115.0
Minimum rental and service commitments(2)	58.5	121.1	114.3	89.5	82.8	687.0	1,153.2
Total Contractual Obligations	91.2	603.2	146.0	663.6	85.7	697.2	2,286.9
Contingent Obligations:
Contingent payments related to business acquisitions(3)	252.0	7.5	293.5	—	60.0	—	613.0
Total Contractual and Contingent Obligations(4) (5) (6)	$ 343.2	$ 610.7	$ 439.5	$ 663.6	$ 145.7	$ 697.2	$ 2,899.9
(1) Coupon interest on floating rate long-term debt is based on rates outstanding at September 30, 2007.

(2) Subsequent to September 30, 2007, we entered into a purchase agreement, with a seller put option, to acquire land and a building currently leased by Legg Mason.  The agreement is for a fixed price of $28,950, which is not included in the minimum rental commitments shown above.  As a result of the terms of the put/purchase agreement, we will account for the lease as a capital lease beginning in October 2007.

(3) The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of business purchase agreements.

(4) The table above does not include approximately $36.3 in capital commitments to invest in investment vehicles. These obligations will be funded, as required, through the end of the commitment periods that range from fiscal 2008 to 2011.

(5) The table above does not include amounts for uncertain tax positions because the timing of any related cash outflows cannot be reliably estimated.
(6) The table above does not include our obligations, if any, under LOCs. See Note 10 of Notes to Consolidated Financial Statements for additional information regarding our commitments.

Critical Accounting Policies

Accounting policies are an integral part of the preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding our reported results of operations and financial position. Certain critical accounting policies require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements. Due to their nature, estimates involve judgment based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on the consolidated financial statements. During the six months ended September 30, 2007, there were no material changes to the matters discussed under the heading "Critical Accounting Policies" in Part II, Item 7 of Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2007; however, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” as described in Notes 2 and 6 of Notes to Consolidated Financial Statements for the six months ended September 30, 2007.

Recent Accounting Developments

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

FSP FIN 46(R)-7 and SOP 07-1 will be effective for fiscal year 2009 unless the FASB defers the effective dates consistent with its current proposal.  We are evaluating the adoption of FSP FIN 46(R)-7 and SOP 07-1 and do not currently expect these pronouncements to have a material impact on our consolidated financial statements.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

During the six month ended September 30, 2007, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Item 4.    Controls and Procedures

As of September 30, 2007, Legg Mason’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason’s disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason’s management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason’s disclosure controls and procedures were effective on a reasonable assurances basis.  There have been no changes in Legg Mason’s internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, Legg Mason’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1A.    Risk Factors

The following is an update to the risk factors set forth in our Report on Form 10-K for the fiscal year ended March 31, 2007.

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

As has been widely publicized, since late July there has been substantial disruption in the worldwide fixed income markets, including, specifically, the market for commercial paper.  This disruption has included a dramatic reduction in buyers of commercial paper, particularly asset backed commercial paper securities (“ABCP”) issued by structured investment vehicles, which has adversely affected the liquidity in the market.  ABCP refers to commercial paper that is collateralized by a pool of assets, such as receivables, loans or securities.  ABCP, which represented approximately 46% of the commercial paper market on October 30, 2007, is typically over-collateralized when initially issued, although the securities do not always remain over-collateralized.  A structured investment vehicle is a special purpose entity created solely to issue securities, including ABCP, and use the proceeds to acquire the collateral that secures its securities.  As a result of these liquidity constraints and, for certain issuers, credit concerns, a number of ABCP securities have been, or currently are, placed on credit watch or downgraded by ratings agencies and certain ABCP issues have been the subject of restructuring negotiations or insolvency proceedings, and additional issuers may become so in the future.  Our liquidity asset management business invests in fixed income securities, including commercial paper, and has been, and may continue to be, affected by these issues.

In response to these issues, we have taken steps to provide contingent support to certain of the liquidity funds that our subsidiaries manage.  See Note 10 of Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity above.  In the future, we may elect to provide additional credit, liquidity, or other support to the liquidity products that we manage, although we are not required to do so and there can be no assurance that any support would be sufficient to avoid an adverse impact on any product or investors in any product.  The contingent support that we have provided exposes us to the risk of losses on the securities to which the support applies.  In addition, if we elect to provide additional support or purchase any assets, we could incur losses from the support we provide or assets we purchase and incur additional costs, including financing costs, in connection with the support or purchases.  These losses and additional costs could be material, and could adversely affect our earnings.  If we were to take such actions we may also restrict our corporate assets, limiting our flexibility to use these assets for other purposes, and may be required to raise additional capital.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets out information regarding our purchases of Legg Mason common stock in each month during the quarter ended September 30, 2007:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
July 1, 2007 Through July 31, 2007	81,473	$ 92.37	80,000	4,920,000
August 1, 2007 Through August 31, 2007	558,348	87.30	550,000	4,370,000
September 1, 2007 Through September 30, 2007	470,641	81.98	470,000	3,900,000
Total	1,110,462	$ 85.42	1,100,000	3,900,000

(1)  10,462 shares were acquired through the surrender of shares by option holders to pay the exercise price of stock options.

(2)   On July 19, 2007, we announced that our Board of Directors authorized Legg Mason to purchase 5.0 million shares of Legg Mason common stock in open-market purchases.  This authorization replaced a prior Board of Directors authorization to purchase up to 3 million shares of Legg Mason common stock.  There was no expiration date attached to this new authorization.

Item 4.

    Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on July 19, 2007. In the election of directors, the five director nominees were elected with the following votes:

	Votes Cast	For	Withhold
Harold L. Adams	115,827,780	113,719,654	2,108,126
Robert E. Angelica	115,827,780	114,674,254	1,153,526
Raymond A. Mason	115,827,780	114,034,451	1,793,329
Margaret Milner Richardson	115,827,780	114,407,343	1,420,437
Kurt L. Schmoke	115,827,780	114,434,025	1,393,755

The stockholders voted in favor of the Amendment of the Legg Mason, Inc. 1996 Equity Incentive Plan as follows:

Votes Cast	94,019,405
For	80,926,731
Against	12,168,282
Abstain	924,392
Non-Vote	-

The stockholders voted in favor of the Amendment of the Legg Mason, Inc. Non-Employee Director Equity Plan as follows:

Votes Cast	94,379,405
For	90,732,687
Against	2,821,715
Abstain	825,003
Non-Vote	-

The stockholders voted in favor of the ratification of the appointment of PricewaterhouseCoopers, LLP as independent registered public accounting firm for the fiscal year ending March 31, 2008 as follows:

Votes Cast	115,827,780
For	114,879,119
Against	324,130
Abstain	624,531
Non-Vote	-

The stockholders voted in favor of the shareholder proposal relating to an independent director serving as the Chairman of the Board as follows:

Votes Cast	94,019,405
For	48,769,223
Against	44,169,549
Abstain	1,080,633
Non-Vote	-

Item 5.

    Other Information

In November 2007 we borrowed $500 million in debt under our revolving credit facility.  See Managements Discussion and Analysis of Financial Condition and Results of Operations – Liquidity.

Item 6. Exhibits

3.1	Articles of Incorporation of Legg Mason (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

3.2	By-laws of Legg Mason as amended and restated January 23, 2007 (incorporated by reference to Legg Mason, Inc.’s Current Report on Form 8-K for the event on January 23, 2007)

10	Legg Mason & Co., LLC Deferred Compensation/ Phantom Stock Plan

12	Computation of consolidated ratios of earnings to fixed charges

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGG MASON, INC.
(Registrant)

DATE: November 8, 2007	/s/Raymond A. Mason
Raymond A. Mason
Chairman, President and
Chief Executive Officer

DATE: November 8, 2007	/s/Charles J. Daley, Jr.
Charles J. Daley, Jr.
Senior Vice President,
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Legg Mason (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

3.2	By-laws of Legg Mason as amended and restated January 23, 2007 (incorporated by reference to Legg Mason, Inc.’s Current Report on Form 8-K for the event on January 23, 2007)

10	Legg Mason & Co., LLC Deferred Compensation/ Phantom Stock Plan

12	Computation of consolidated ratios of earnings to fixed charges

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002