Form 10-Q
period 2007-12-31
LEGG MASON INC
filed 2008-02-11
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

132,804,395 shares of common stock and 2,014,322 exchangeable shares as of the close of business on February 5, 2008. The exchangeable shares, which were issued by a subsidiary of the registrant, are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting and other rights equivalent to common stock.

PART I. FINANCIAL INFORMATION

Item 1.

 Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Operating Revenues
Investment advisory fees
Separate accounts	$ 365,735	$ 367,217	$ 1,122,715	$1,069,485
Funds	593,375	514,065	1,761,406	1,480,444
Performance fees	50,848	63,103	129,482	104,731
Distribution and service fees	172,637	185,451	533,556	534,869
Other	4,049	3,137	17,804	12,349
Total operating revenues	1,186,644	1,132,973	3,564,963	3,201,878
Operating Expenses
Compensation and benefits	366,377	415,820	1,242,618	1,163,662
Distribution and servicing	326,698	303,338	969,312	878,156
Communications and technology	45,400	47,875	140,495	128,035
Occupancy	34,303	27,044	96,529	71,324
Amortization of intangible assets	14,155	17,337	43,585	51,696
Other	57,720	58,165	159,852	153,161
Total operating expenses	844,653	869,579	2,652,391	2,446,034
Operating Income	341,991	263,394	912,572	755,844
Other Income (Expense)
Interest income	19,356	14,291	54,001	43,209
Interest expense	(20,837)	(18,507)	(54,608)	(53,367)
Other	(93,518)	18,656	(75,206)	23,873
Total other income (expense)	(94,999)	14,440	(75,813)	13,715
Income from Continuing Operations before
Income Tax Provision and Minority Interests	246,992	277,834	836,759	769,559
Income tax provision	92,319	103,652	313,483	295,566
Income from Continuing Operations before Minority Interests	154,673	174,182	523,276	473,993
Minority interests, net of tax	(91)	(121)	(215)	(221)
Income from Continuing Operations	154,582	174,061	523,061	473,772
Gain on sale of discontinued operations, net of tax	—	572	—	572
Net Income	$ 154,582	$ 174,633	$ 523,061	$ 474,344

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(continued)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net Income per Share:
Basic:
Income from continuing operations	$ 1.09	$ 1.23	$ 3.68	$ 3.36
Gain on sale of discontinued operations	—	—	—	—
	$ 1.09	$ 1.23	$ 3.68	$ 3.36

Diluted:
Income from continuing operations	$ 1.07	$ 1.21	$ 3.62	$ 3.29
Gain on sale of discontinued operations	—	—	—	—
	$ 1.07	$ 1.21	$ 3.62	$ 3.29

Weighted Average Number of Shares Outstanding:
Basic	142,297	141,422	142,258	140,960
Diluted	144,018	144,317	144,351	144,243

Dividends Declared per Share	$ 0.24	$ 0.21	$ 0.72	$ 0.60

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	December 31, 2007	March 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$ 1,189,970	$ 1,183,617
Restricted cash	361,640	—
Receivables:
Investment advisory and related fees	612,002	585,857
Other	248,036	266,128
Investment securities	561,283	273,166
Deferred income taxes	17,036	33,873
Other	103,266	48,866
Total current assets	3,093,233	2,391,507
Restricted cash	6,550	—
Investment securities	10,570	9,595
Fixed assets, net	328,921	219,437
Intangible assets, net	4,378,190	4,425,409
Goodwill	2,605,457	2,432,840
Other	138,480	125,700
Total Assets	$ 10,561,401	$ 9,604,488
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued compensation	$ 544,320	$ 559,390
Short-term borrowings	500,000	—
Current portion of long-term debt	441,010	5,117
Contractual acquisition payable	—	130,000
Payables for distribution and servicing	184,724	160,656
Other	485,403	456,898
Total current liabilities	2,155,457	1,312,061
Deferred compensation	163,590	136,013
Deferred income taxes	496,548	444,218
Other	134,904	63,199
Long-term debt	577,216	1,107,507
Total Liabilities	3,527,715	3,062,998
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Common stock, par value $.10; authorized 500,000,000 shares; issued 132,750,430 shares and 131,776,500 shares, respectively	13,275	13,178
Convertible preferred stock, par value $10; authorized 4,000,000 shares; 8.39 shares outstanding	—	—
Shares exchangeable into common stock	5,085	5,188
Additional paid-in capital	3,416,897	3,372,385
Employee stock trust	(29,017)	(31,839)
Deferred compensation employee stock trust	29,017	31,839
Retained earnings	3,529,399	3,112,844
Accumulated other comprehensive income, net	69,030	37,895
Total Stockholders’ Equity	7,033,686	6,541,490
Total Liabilities and Stockholders’ Equity	$ 10,561,401	$ 9,604,488

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net Income	$ 154,582	$ 174,633	$ 523,061	$ 474,344
Other comprehensive income gains (losses):
Foreign currency translation adjustment	5,625	8,593	31,967	17,858
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses), net of tax (provision) benefit of $0, $33, $(12) and $(9), respectively	(1)	(42)	19	27
Reclassification adjustment for (gains) losses included in net income	-	1	(12)	(14)
Net unrealized gains (losses) on investment securities	(1)	(41)	7	13
Unrealized and realized gains (losses) on cash flow hedge, net of tax (provision) benefit of $278, $(12), $595 and $296, respectively	(393)	18	(839)	(417)
Total other comprehensive income	5,231	8,570	31,135	17,454
Comprehensive Income	$ 159,813	$ 183,203	$ 554,196	$ 491,798

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2007	2006
Cash Flows from Operating Activities
Net income	$ 523,061	$ 474,344
Gain on sale of discontinued operations, net of tax	—	(572)
Non-cash items included in net income:
Depreciation and amortization	104,478	101,521
Amortization of deferred sales commissions	30,734	50,372
Accretion and amortization of securities discounts and premiums, net	552	1,171
Stock-based compensation	35,599	29,731
Unrealized (gains) losses on investments	79,859	(5,888)
Deferred income taxes	75,264	65,455
Other	1,455	8,446
Decrease (increase) in assets:
Investment advisory and related fees receivable	(22,540)	(25,920)
Net purchases of trading investments	(305,775)	(77,688)
Other receivables	19,164	29,284
Other current assets	5,572	(68,733)
Other non-current assets	(36,592)	560
Increase (decrease) in liabilities:
Accrued compensation	(17,140)	(52,850)
Deferred compensation	27,577	42,273
Payables for distribution and servicing	24,068	32,288
Income taxes payable	11,982	2,781
Other current liabilities	(19,762)	10,782
Other non-current liabilities	4,728	50,556
Cash Provided by Operating Activities	542,284	667,913
Cash Flows from Investing Activities
Payments for:
Fixed assets	(141,691)	(74,724)
Business acquisition-related costs	(14,779)	(27,293)
Contractual acquisition earnouts	(207,500)	(384,748)
Restricted cash, principally collateral for credit support	(368,190)	—
Payments under credit support arrangements	(59,537)	—
Purchases of investment securities	(5,690)	(20,063)
Proceeds from sales and maturities of investment securities	4,787	18,819
Cash Used for Investing Activities	(792,600)	(488,009)

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

(Dollars in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2007	2006
Cash Flows from Financing Activities
Net increase (decrease) in short-term borrowings	$ 500,000	$ (83,227)
Proceeds from issuance of long-term debt	2,600	—
Third-party distribution financing	5,439	2,563
Repayment of principal on long-term debt	(103,266)	(10,071)
Issuance of common stock	34,132	21,856
Repurchase of common stock	(97,945)	—
Dividends paid	(132,821)	(80,113)
Excess tax benefit associated with stock-based compensation	39,658	12,178
Cash Provided by (Used for) Financing Activities	247,797	(136,814)
Effect of Exchange Rate Changes on Cash	8,872	5,453
Net Increase in Cash and Cash Equivalents	6,353	48,543
Cash and Cash Equivalents at Beginning of Period	1,183,617	1,023,470
Cash and Cash Equivalents at End of Period	$ 1,189,970	$ 1,072,013

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts, unless otherwise noted)

December 31, 2007

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes cumulative foreign currency translation adjustments and net gains and losses on investment securities and an interest rate swap. The change in the accumulated translation adjustment for the nine months ended December 31, 2007 primarily resulted from the impact of changes in the Brazilian real and Polish zloty in relation to the U.S. dollar on the net assets of Legg Mason’s Brazil and Poland subsidiaries for which the real and the zloty are the respective functional currencies.

A summary of Legg Mason’s accumulated other comprehensive income is as follows:

	December 31, 2007	March 31, 2007
Foreign currency translation adjustments	$ 69,212	$ 37,245
Unrealized holding gain (loss) on interest rate swap, net of tax (provision) benefit of $181 and $(414), respectively	(255)	585
Unrealized gains on investment securities, net of tax provision of $51 and $38, respectively	73	65
Total	$ 69,030	$ 37,895

Derivative Transactions

In the December 2007 quarter, Legg Mason entered into various credit support arrangements for certain liquidity funds managed by a subsidiary.  These arrangements included letters of credit, a capital support agreement and a total return swap that qualify as derivative transactions and are described more fully in Note 10.  The fair values of these derivative instruments are based on expected outcomes derived from pricing data for the underlying securities from third party pricing services and/or detailed collateral analyses.  The fair values of these derivatives are included in Other current assets (liabilities) in the Consolidated Balance Sheet.  None of these derivative transactions are designated for hedge accounting as defined in SFAS No. 133 “Accounting For Derivative Instruments and Hedging Activities,” and the related gains and losses are included in Other non-operating income (expense) in the Consolidated Statement of Income.

Recent Accounting Developments

In December 2007, the FASB issued Statement Nos. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), and 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”).  SFAS 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141(R) requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction, including contingent consideration, and also requires acquisition related costs to be expensed as incurred.  SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.

SFAS 141(R) and SFAS 160 are both effective for fiscal year 2010. FAS 141(R) will be applied prospectively.  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and other requirements of FAS 160 will be applied prospectively.  When SFAS 141(R) is adopted, it will impact how Legg Mason accounts for acquisitions in the future.  Legg

Mason is currently evaluating the adoption of SFAS 160 and it is not expected to have a material impact on Legg Mason’s consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), to provide a consistent definition of fair value and establish a framework for measuring fair value in generally accepted accounting principles. SFAS 157 has additional disclosure requirements and will be effective for fiscal year 2009.  Although Legg Mason is still in the process of evaluating the potential future effect of SFAS 157 on its consolidated financial statements, it is not expected to have a material impact.  On February 6, 2008, the FASB concluded it would defer the provisions of SFAS 157 for nonfinancial assets and liabilities.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are not mandatory, and Legg Mason has the option to adopt SFAS 159 for fiscal year 2008 or fiscal year 2009. Although Legg Mason is still in the process of evaluating the potential future effect of SFAS 159 on its consolidated financial statements, it is not expected to have a material impact.

In June 2007, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payments” (“EITF 06-11”) that was subsequently ratified by the FASB.  EITF 06-11 provides that realized tax benefits on dividends paid to employees on equity classified unvested shares, share units and options charged to retained earnings should be recognized as an increase in additional paid-in capital.  EITF 06-11 will be effective for fiscal 2009, and is not expected to have a material impact on Legg Mason’s consolidated financial statements.

In May 2007, FASB Staff Position FIN 46(R)-7, “Application of FASB Interpretation No. 46(R) to Investment Companies,” (“FSP FIN 46(R)-7”) was issued.  Under FSP FIN 46(R)-7, companies or equity investments that are accounted for under the AICPA Audit and Accounting Guide, Investment Companies, are permanently exempt from applying the provisions of FIN 46(R) to investments carried at fair value.

Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide for Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies,” (“SOP 07-1”) was issued in June 2007 by the Accounting Standards Executive Committee of the AICPA.  In addition to disclosure requirements, SOP 07-1 clarifies that an investment company is an entity regulated by the Investment Company Act of 1940 or similar requirements; or a separate legal entity whose business purpose and activities are investing in substantial investments for current income, capital appreciation, or both, with investment plans that include exit strategies.

On February 6, 2008, the FASB decided to indefinitely defer SOP 07-1.  FSP FIN 46(R)-7 will be effective for fiscal year 2009.  Legg Mason is evaluating its adoption of FSP FIN 46(R)-7 and does not currently expect this pronouncement to have a material impact on its consolidated financial statements.

3.  Fixed Assets

Fixed assets consist of equipment, software and leasehold improvements and capital lease assets.  Equipment consists primarily of communications and technology hardware and furniture and fixtures.  Software includes purchased software and internally developed software. Fixed assets are reported at cost, net of accumulated depreciation and amortization.  The following table reflects the components of fixed assets as of:

	December 31, 2007	March 31, 2007
Equipment	$ 167,635	$ 146,234
Software	162,127	135,690
Leasehold improvements and capital lease assets	234,456	137,259
Total cost	564,218	419,183
Less: accumulated depreciation and amortization	(235,297)	(199,746)
Fixed assets, net	$ 328,921	$ 219,437

Depreciation and amortization expense was $21,583 and $19,309 for the quarters ended December 31, 2007 and 2006, respectively, and $60,893 and $49,825 for the nine months ended December 31, 2007 and 2006, respectively.

4. Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of:

	December 31, 2007	March 31, 2007
Amortizable asset management contracts:
Cost	$ 729,886	$ 737,673
Accumulated amortization	(223,684)	(184,185)
Net	506,202	553,488
Indefinite-life intangible assets:
Fund management contracts	3,755,188	3,755,121
Trade names	116,800	116,800
Total indefinite-life intangible assets	3,871,988	3,871,921
Intangible assets, net	$ 4,378,190	$ 4,425,409

As of December 31, 2007, management contracts are being amortized over a weighted-average remaining life of approximately 10 years.

Estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

Remaining 2008	$ 13,588
2009	54,179
2010	53,850
2011	53,850
2012	50,571
Thereafter	280,164
Total	$ 506,202

The increase in the carrying value of goodwill for the nine months ended December 31, 2007 is summarized below:

Balance, beginning of period	$ 2,432,840
Contractual acquisition earnouts	160,000
Impact of excess tax basis amortization	(15,211)
Other, including changes in foreign exchange rates	27,828
Balance, end of period	$ 2,605,457

Based on the revenues and earnings of Permal Group Ltd. (“Permal”), additional contingent consideration of $160 million was recognized during the nine months ended December 31, 2007 with a corresponding increase in goodwill.

5. Long-Term and Other Debt

Long-term debt as of December 31, and March 31, 2007 consists of the following:

	December 31, 2007			March 31, 2007
	Accreted Value	Unamortized Discount	Maturity Amount	Accreted Value
6.75% senior notes	$ 424,918	$ 82	$ 425,000	$ 424,796
5-year term loan	550,000	—	550,000	650,000
3-year term loan	9,249	—	9,249	8,543
Third-party distribution financing	9,056	—	9,056	3,617
Other term loans	25,003	—	25,003	25,668
Subtotal	1,018,226	82	1,018,308	1,112,624
Less: current portion	441,010	82	441,092	5,117
Total	$ 577,216	$ —	$ 577,216	$ 1,107,507

As of December 31, 2007, the aggregate maturities of long-term debt (accreted value of $ 1,018,226) based on the contractual terms, are as follows:

Remaining 2008	$ 1,693
2009	441,274
2010	7,102
2011	555,702
2012	3,970
Thereafter	8,567
Total	$ 1,018,308

During November 2007, the Company borrowed $500 million under its unsecured revolving credit facility for general corporate purposes, the proceeds of which have been invested in short-term instruments.  On January 3, 2008, Legg Mason amended the revolving credit agreement to increase the maximum amount that Legg Mason may borrow from $500 million to $1 billion.  In connection with the amendments to the revolving credit agreement, the interest rate on the 5-year term loan and the unsecured revolving credit facility was increased from LIBOR plus 35 basis points to LIBOR plus 60 basis points.  These rates may change in the future based on changes in Legg Mason’s credit ratings.

Interest Rate Swap

As of December 31, 2007, an aggregate unrealized loss of $255, net of tax of $181, on the market value of the $200 million, 3-year amortized variable to fixed interest rate swap that matures December 1, 2008 has been reflected in Other comprehensive income. All of the estimated unrealized loss included in Other comprehensive income as of December 31, 2007 is expected to be reclassified to income within the next twelve months.  The actual amount will vary as a result of changes in market conditions. On a quarterly basis, Legg Mason assesses the effectiveness of this cash flow hedge by confirming that payments and the balance of the liability hedged match the interest rate swap.

6.  Income Taxes

As a result of the adoption of FIN 48, effective April 1, 2007 the Company recorded a decrease in beginning retained earnings and an increase in the liability for unrecognized tax benefits of approximately $3.6 million (net of the federal benefit for state tax liabilities).  All of this amount, if recognized, would reduce future income tax provisions and favorably impact effective tax rates.  Legg Mason had total gross unrecognized tax benefits of approximately $28.7 million as of April 1, 2007.  Of this total, $18.7 million (net of the federal benefit for state tax liabilities) is the amount of unrecognized benefits which, if recognized, would favorably impact future income tax provisions and effective tax rates. During the quarter and nine months ended December 31, 2007, there were no material increases or decreases in unrecognized tax benefits.  As of December 31, 2007, management does not anticipate any material increases or decreases in the amounts of unrecognized tax benefits over the next twelve months.

At April 1, 2007 and December 31, 2007, Legg Mason had approximately $3.0 million of interest accrued on tax contingencies in the Consolidated Balance Sheets. Legg Mason does not believe it is subject to any penalties related to its tax contingencies and therefore has not accrued any liability for penalties at April 1, 2007 or December 31, 2007.

The following tax years remain open to income tax examination for each of the more significant jurisdictions where Legg Mason is subject to income taxes: after fiscal year 2002 for U.S. federal; after fiscal year 2005 for the United Kingdom; after fiscal year 2000 for the state of New York and after fiscal year 2002 for the state of Maryland.

During the quarter ended September 30, 2007, the United Kingdom enacted a new tax law (the “Finance Act 2007”) which reduced the corporate tax rate from 30% to 28% for tax periods ending after April 1, 2008.  The impact on existing deferred tax liabilities is a one-time tax benefit approximating $18.5 million.  Legg Mason plans to repatriate earnings from certain foreign subsidiaries in order to replenish funds used for up to $225 million of the contingent acquisition payments in the U.S. for the obligations to the former owners of Permal discussed in Note 8.  During the December quarter, $36 million was repatriated.  Since Legg Mason previously intended to permanently reinvest cumulative undistributed earnings of its non-U.S. subsidiaries in non-U.S. operations, no U.S. federal income taxes were previously provided; however, an additional income tax provision of approximately $18.4 million was recognized during the quarter ended September 30, 2007, with respect to the repatriation plan described above.  No further repatriation beyond the $225 million of foreign earnings is contemplated.

7. Stock-Based Compensation

Compensation expense relating to stock options, the stock purchase plan and deferred compensation for the three months ended December 31, 2007 and 2006 was $6,109 and $5,557, respectively, and for the nine months ended December 31, 2007 and 2006 was $18,154 and $17,134 respectively.

Stock option transactions during the nine months ended December 31, 2007 and 2006, respectively, are summarized below:

	Nine Months Ended December 31,
	2007	2006
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Options outstanding at March 31	6,478	$ 53.48	6,370	$ 43.56
Granted	933	100.77	1,006	96.60
Exercised	(1,624)	28.29	(706)	27.35
Canceled/ forfeited	(210)	91.88	(65)	68.22
Options outstanding at December 31	5,577	$ 67.25	6,605	$ 53.17

At December 31, 2007, options were exercisable for 3,251 shares with a weighted-average exercise price of $45.35 and a weighted-average remaining contractual life of 2.5 years.  Unamortized compensation cost related to unvested options (2,326 shares) at December 31, 2007 of $73,125 is expected to be recognized over a weighted-average period of 3.0 years.

The weighted average fair value of option grants of $31.76 and $33.17 per share for the nine months ended December 31, 2007 and 2006, respectively, is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended December 31,

	2007	2006
Expected dividend yield	0.81%	0.79%
Risk-free interest rate	4.71%	4.68%
Expected volatility	29.17%	31.43%
Expected lives (in years)	4.95	5.37

Compensation expense relating to restricted stock for the three months ended December 31, 2007 and 2006 was $5,541 and $3,838, respectively, and for the nine months ended December 31, 2007 and 2006 was $16,677 and $13,085, respectively.

Restricted stock transactions during the nine months ended December 31, 2007 and 2006, respectively, are summarized below:

	Nine Months Ended December 31,
	2007		2006
	Number of Shares	Weighted-Average Grant Date Value	Number of Shares	Weighted-Average Grant Date Value
Unvested shares at March 31	563	$ 114.03	496	$ 120.89
Granted	171	99.85	66	122.95
Vested	(62)	95.92	(47)	73.19
Canceled/ forfeited	(71)	119.88	(91)	129.00
Unvested shares at December 31	601	$ 111.10	424	$ 122.73

Unamortized compensation cost related to unvested restricted stock awards at December 31, 2007 of $47,034 is expected to be recognized over a weighted-average period of 2.5 years.

Effective July 19, 2007, the number of shares authorized to be issued under Legg Mason’s active equity incentive stock plan was increased by 5 million to 29 million.  The remaining shares available for issuance at December 31, 2007 was 7 million.  However, of the additional 5 million shares, Legg Mason has agreed that it will not issue more than 4 million without receiving additional stockholder approval.

During the nine months ended December 31, 2007, non-employee directors were issued 8 restricted stock units and 5 shares of common stock at a fair value of $1,350.  Effective July 19, 2007, the Board of Directors adopted amendments to the Non-Employee Director Equity Plan to eliminate future stock option grants under the plan.

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

As of December 31, 2007, the minimum annual aggregate rentals under operating leases and servicing agreements are as follows:

Remaining 2008	$ 32,773
2009	124,579
2010	117,613
2011	91,753
2012	87,648
Thereafter	709,789
Total	$ 1,164,155

The minimum rental commitments shown above have not been reduced by $92,071 for minimum sublease rentals to be received in the future under non-cancelable subleases. The table above also does not include aggregate obligations of $36,752 for property and equipment under capital leases.

In October 2007, Legg Mason entered into a put/purchase option agreement with the owner of land and a building currently leased by Legg Mason.  The agreement is for a fixed price of $28,950, if executed. The seller has a put option through November 2011, after which the buyer purchase option is also exercisable.  The lease arrangement, as modified, is accounted for as a capital lease.  Upon exercise of the put or purchase option, the remaining future capital lease obligations will terminate.

As of December 31, 2007, Legg Mason had commitments to invest approximately $54,911 in investment vehicles. These commitments will be funded as required through the end of the respective investment periods ranging from fiscal 2008 to 2011.

During the quarter ended December 31, 2007, Legg Mason recorded contingent payment obligations of $160 million in addition to the $161 million previously recorded obligation, related to the Permal acquisition, as further described in Note 4, Intangible Assets and Goodwill.  During the December quarter, payments of $240 million were made to the former owners of Permal of which $208 million was paid in cash and the balance was in common stock.  The remaining obligation of $81 million as of December 31, 2007 is payable in November 2011, unless earned earlier.  The agreements provide for additional consideration of up to $265 million based on Permal’s future revenues and earnings.

See Note 10, Credit Support for Liquidity Funds, for additional information related to Legg Mason commitments.

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

In accordance with SFAS No. 5 “Accounting for Contingencies,” Legg Mason has established provisions for estimated losses from pending complaints, legal actions, investigations and proceedings when it is probable that a loss has been incurred and a reasonable estimate of loss can be made. While the ultimate resolution of these matters cannot be currently determined, in the opinion of management, after consultation with legal counsel, Legg Mason does not believe that the resolution of these actions will have a material adverse effect on Legg Mason’s financial condition. However, the results of operations could be materially affected during any period if liabilities in that period differ from Legg Mason’s prior estimates, and Legg Mason’s cash flows could be materially affected during any period in which these matters are resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period to period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution or insurance reimbursement.

Legg Mason and two of its officers are named as defendants in a consolidated legal action that was initially filed October 16, 2006. The action alleges that the defendants violated the Securities Exchange Act of 1934 and the Securities Act of 1933 by making misleading statements to the public and omitting certain material facts with respect to the acquisition of the CAM business in public statements and in a prospectus used in a secondary stock offering in order to artificially inflate the price of Legg Mason common stock. The action seeks certification of a class of shareholders who purchased Legg Mason common stock either between February 1, 2006 and October 10, 2006 or in a secondary public offering on or about March 9, 2006 and seeks unspecified damages. Legg Mason and the other two defendants in the action have filed a motion to dismiss the case.  This motion is pending.  Legg Mason intends to defend the action vigorously.  Legg Mason cannot accurately predict the eventual outcome of the action at this point, or whether it will have a material adverse effect on Legg Mason.

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

The following tables present the computations of basic and diluted EPS:

	Three Months Ended December 31,
	2007		2006
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	142,297	142,297	141,422	141,422
Potential common shares:
Employee stock options	-	1,435	-	2,411
Shares related to deferred compensation	-	24	-	56
Shares issuable upon payment of contingent consideration	-	262	-	428
Total weighted average diluted shares	142,297	144,018	141,422	144,317
Income from continuing operations	$ 154,582	$ 154,582	$ 174,061	$ 174,061
Gain on sale of discontinued operations, net of tax	-	-	572	572
Net income	$ 154,582	$ 154,582	$ 174,633	$ 174,633
Net income per share	$ 1.09	$ 1.07	$ 1.23	$ 1.21

	Nine Months Ended December 31,
	2007		2006
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	142,258	142,258	140,960	140,960
Potential common shares:
Employee stock options	-	1,788	-	2,631
Shares related to deferred compensation	-	76	-	64
Shares issuable upon conversion of senior notes	-	-	-	178
Shares issuable upon payment of contingent consideration	-	229	-	410
Total weighted average diluted shares	142,258	144,351	140,960	144,243
Income from continuing operations	$ 523,061	$ 523,061	$ 473,772	$ 473,772
Interest expense on convertible senior notes, net of tax	-	-	-	84
Income from continuing operations, as adjusted	523,061	523,061	473,772	473,856
Gain on sale of discontinued operations, net of tax	-	-	572	572
Net income	$ 523,061	$ 523,061	$ 474,344	$ 474,428
Net income per share	$ 3.68	$ 3.62	$ 3.36	$ 3.29

Options to purchase 2,844 and 2,048 shares for the three months ended December 31, 2007 and 2006, respectively, and 2,804 and 1,089 shares for the nine months ended December 31, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because the presumed proceeds from exercising such options, including related income tax benefits, exceed the average price of the common shares for the period and therefore the options are deemed antidilutive.

Basic and diluted earnings per share for the three and nine months ended December 31, 2007 and 2006 include all vested shares of restricted stock related to Legg Mason’s deferred compensation plans. Diluted earnings per share for the same periods also include unvested shares of restricted stock related to those plans unless the shares are deemed antidilutive.  Unvested shares of restricted stock for the three months ended December 31, 2007 and 2006 of 617 and 386, respectively, and for the nine months ended December 31, 2007 and 2006 of 538 and 369, respectively, were deemed antidilutive and therefore excluded from the computation of diluted earnings per share.

10. Credit Support for Liquidity Funds

During the quarter ended December 31, 2007, Legg Mason entered into a series of arrangements to provide credit support to certain liquidity funds.  The support amounts, collateral and income statement impact were as follows:

Description	Support Amount	Cash Collateral[1]	Pre Tax Charge[2]	After Tax Charge[3]
Letters of Credit	$ 335,000	$ 261,875	$ 59,946	$ 14,987
Capital Support Agreement	15,000	15,000	796	199
Total Return Swap	890,000	83,230	13,093	3,273
Purchase of Non-bank Sponsored SIVs[4]	132,000	-	484	121
Purchase of Canadian Conduit Securities	98,000	-	16,764	4,191
Total	$ 1,470,000	$ 360,105	$ 91,083	$ 22,771

1 Included in restricted cash on the Consolidated Balance Sheet.

2 Pre tax charges include reductions in the value of underlying securities and other costs of the support and are included in Other non-operating income (expense) on the Consolidated Statements of Income.

3  After tax and after giving effect to related adjustments to a revenue sharing agreement of $54.7 million.

4  Securities issued by structured investment vehicles (“SIVs”).

Letters of Credit

In November 2007, in order to support the AAA/Aaa credit ratings of two liquidity funds, Legg Mason elected to procure letters of credit (“LOCs”) from two large banks for an aggregate amount of approximately $335 million.  The LOCs support investments by the two rated funds in an aggregate of approximately $670 million in ABCP issued by two SIVs and may be drawn by the funds if they realize a loss on disposition or restructuring of the ABCP.  In addition, the funds will draw the LOCs at the end of their one-year terms if, at that time, they continue to hold the investments and the investments have not been restructured into securities that are rated A-1 and P-1 by Standard & Poor’s and Moody’s Investors Services, respectively.  The LOCs may be terminated without being drawn before their terms expire, in certain circumstances, including if the underlying ABCP is sold from the funds or restructured into securities that are rated A-1 and P-1 by Standard & Poor’s and Moody’s, respectively, without incurring a loss.

As part of the LOC arrangements, Legg Mason agreed to reimburse to the banks any amounts that may be drawn on the LOCs and, to support this agreement, it has provided approximately $262 million in cash collateral as of December 31, 2007.  As of the date the LOCs were issued, Legg Mason established a derivative liability for the fair value of its guarantee to reimburse to the banks any amounts that may be drawn under the LOCs.  The fair value of the liability will increase or decrease if Legg Mason’s obligation under the guarantee fluctuates based on the market value of the ABCP.

Capital Support Agreement

Legg Mason also entered into a capital support agreement with one of the two liquidity funds discussed above pursuant to which Legg Mason has agreed to provide up to $15 million in capital contributions to the fund if it recognizes losses from certain investments or continues to hold the underlying securities at the expiration of the one-year term of the agreement and, at the applicable time, the fund’s net asset value is less than a specified threshold.

Total Return Swap

On December 28, 2007, Legg Mason entered into a total return swap arrangement with a major banking institution (the “Bank”) pursuant to which the Bank purchased securities issued by three SIVs from a Dublin-domiciled liquidity fund managed by a subsidiary of Legg Mason.  The securities, $440 million, $155 million and $295 million in face amount of commercial paper issued by K2 (USA) LLC,

Whistlejacket Capital Ltd. and White Pine Finance LLC, respectively (collectively, the “Securities”), were purchased by the Bank for cash at an aggregate amount of $832 million, which represents an estimate of value determined for collateral purposes.  In addition, Legg Mason reimbursed the fund for the $59.5 million difference between the fund’s carrying value, including accrued interest, and the amount paid.  The Securities have a market value of $882 million at December 31, 2007, which after expected financing costs, exceeds the amount paid by the Bank by $46 million. This difference is accounted for as a derivative asset that is included in Other current assets on the Consolidated Balance Sheet and represents the amount Legg Mason  expects to recover from the Bank upon maturity or sale of the underlying securities.

Under the swap, Legg Mason will pay to the Bank any losses (including losses incurred through a sale of the Securities or through principal not being repaid at maturity) the Bank incurs from its ownership of the Securities and a return on the purchase price paid for the Securities equal to the one-month LIBOR rate plus 1%, and the Bank will pay to Legg Mason any principal and interest it receives on the Securities in excess of the price it paid for the Securities.  The swap arrangement terminates in November 2008; however, Legg Mason may elect to earlier terminate the swap arrangement at any time. The Bank may elect early termination of the swap arrangement in certain circumstances, including if an event has a material adverse effect on Legg Mason’s business or financial condition, if the credit ratings of Legg Mason’s senior debt are reduced below BBB by Standard & Poor’s or Baa2 by Moody’s Investors Services or if Legg Mason does not maintain, on a consolidated basis, at least $250 million in aggregate cash and cash equivalents plus amounts available to be borrowed under revolving credit facilities.  Upon a termination of the swap arrangement, any outstanding Securities will be sold at market prices and Legg Mason will be responsible to reimburse the Bank for any losses the Bank incurs in the sale. To secure its obligations under the arrangement, Legg Mason has provided $83 million in cash to collateralize the swap, which may be increased or decreased based on changes in the market value of the Securities or upon any maturity of, or default under, any of the Securities.  The maximum future amount that Legg Mason could be required to pay under the total return swap arrangement would be the aggregate price paid by the Bank for the Securities of $832 million plus financing costs.

Purchase of Non-bank Sponsored SIVs

In December 2007, Legg Mason purchased for cash an aggregate of $132 million in principal amount of non-bank sponsored SIV securities from the Dublin-domiciled liquidity fund.  During January 2008, approximately $50 million in principal amount of the securities matured and were paid in full.

Purchase of Canadian Conduit Securities

During the December quarter, Legg Mason acquired for cash an aggregate of $98 million in principal amount of conduit securities issued by Canadian ABCP issuers from a fund managed by a Legg Mason subsidiary.  These conduits securities are currently undergoing a restructuring process in Canada.

As a result of the transactions above, in addition to maturities and sales of certain securities, the SIV exposure in liquidity funds managed by Legg Mason subsidiaries has declined to approximately 3% of its total liquidity assets under management as of December 31, 2007.  The charges incurred as a result of these credit support transactions were recorded in the December 2007 quarter, and are on the Consolidated Statements of Income included in Other non-operating income (expense).  The securities purchased are classified as trading and are included in investment securities on the December 31, 2007 Consolidated Balance Sheet.

In accordance with FIN 46 (R), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51,” Legg Mason has determined that it is not the primary beneficiary of the funds supported and is therefore not required to consolidate them.

11. Subsequent Events – Sale of Convertible Senior Notes

On January 3, 2008, Legg Mason amended its unsecured revolving credit facility to increase the maximum amount that it may borrow from $500 million to $1 billion.  This increase is described more fully in Note 5.

On January 14, 2008, Legg Mason announced that it agreed to increase its capital base by $1.25 billion through the sale of 2.5% contingent convertible senior notes due in 2015 to an affiliate of Kohlberg Kravis Roberts & Co.  The notes are convertible, if certain conditions are met, into cash up to the $1.25 billion principal amount of the notes and, with respect to any excess conversion value, into either cash or shares of Legg Mason common stock, or a combination of cash and common stock, at Legg Mason’s option.  In connection with the transaction, in which the noteholders have conversion rights at $88 per share of common stock, Legg Mason has entered into economic hedging transactions with certain financial institution counterparties to increase the effective conversion price of the notes to $107.46 per share of common stock.  These hedging transactions had a net cost to Legg Mason of $83 million, which was paid from the proceeds of the notes.

The proceeds from the investment will strengthen Legg Mason's balance sheet by providing additional liquidity and will be used for general corporate purposes to support key business initiatives including potential future acquisitions.  Legg Mason used approximately $180 million of the capital raised to purchase from Citigroup, Inc., and retire, preferred stock convertible into 2.5 million shares of Legg Mason common stock.

The financing transaction closed on January 31, 2008 and the purchase of the shares closed on February 4, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Legg Mason, Inc., a holding company, with its subsidiaries (which collectively comprise “Legg Mason”) is a global asset management firm. Acting through our subsidiaries, we provide investment management and related services to institutional and individual clients, company-sponsored mutual funds and other investment vehicles. We offer these products and services directly and through various financial intermediaries. We have operations principally in the United States of America and the United Kingdom, but also have offices in Australia, Bahamas, Brazil, Canada, Chile, Dubai, France, Germany, Hong Kong, Japan, Luxembourg, Poland, Singapore, Spain and Taiwan.

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

Our financial position and results of operations are materially affected by the overall trends and conditions of the financial markets, particularly in the United States, but increasingly in the other countries in which we operate. Results of any individual period should not be considered representative of future results. Our profitability is sensitive to a variety of factors, including, among other things, the amount and composition of our assets under management, and the volatility and general level of securities prices and interest rates.  Sustained periods of unfavorable market conditions are likely to affect our profitability adversely. In addition, the diversification of services and products offered, investment performance, access to distribution channels, reputation in the market, attracting and retaining key employees and client relations are significant factors in determining whether we are successful in attracting and retaining clients.  For a further discussion of factors that may affect our results of operations, refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, and Part II, Item 1A in this report.

Terms such as "we," "us," "our," and "company" refer to Legg Mason.

Business Environment

Investor concerns continued about the state of the U.S. and global economies due to dislocations in the credit markets, triggered by the subprime mortgage crisis, a weaker U.S. dollar, slow job growth, and increased oil prices.  Bond markets continued to show significant strain, with little reaction to government stimulation.  All three major U.S. equity market indices declined during the quarter.  The Dow Jones Industrial Average1, the S&P 5002, and the Nasdaq Composite Index3 were down 5%, 4% and 2%, respectively, for the quarter ended December 31, 2007, and up 7%, 3% and 10%, respectively, for the nine months ended December 31, 2007.  In addition, at December 31, 2007 the federal funds rate was 4.25%, down from 4.75%, after the Federal Reserve Board reduced the rate by 0.25% on October 31, 2007 and 0.25% on December 11, 2007.  The federal funds rate was further reduced by an additional 0.75% on January 22, 2008 and 0.50% on January 30, 2008.

1 Dow Jones Industrial Average is a trademark of Dow Jones & Company, which is not affiliated with Legg Mason.

2 S&P is a trademark of Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., which is not affiliated with Legg Mason.

3 Nasdaq is a trademark of the Nasdaq Stock Market, Inc., which is not affiliated with Legg Mason.

Quarter Ended December 31, 2007 Compared to Quarter Ended December 31, 2006

Assets Under Management

The component changes in our assets under management (“AUM”) (in billions) for the three months ended December 31 were as follows:

	Three Months Ended
	December 31,
	2007	2006
Beginning of period	$1,011.6	$ 891.4
Net client cash flows	(9.1)	23.0
Market performance and other	(4.0)	30.9
Acquisitions (dispositions), net	—	(0.5)
End of period	$ 998.5	$ 944.8

AUM at December 31, 2007, was $998.5 billion, up $53.7 billion, or 6%, from December 31, 2006.  Net client cash flows accounted for $6.5 billion, or 12% of the increase, and were driven by approximately $25 billion in long-term fixed income flows and $12 billion in liquidity flows. These flows were largely offset by approximately $30 billion in equity outflows resulting partly from investment performance issues, particularly in some of our largest equity products.  We have experienced net equity outflows in each quarter since the September 2006 quarter.  We generally earn higher fees and profits on equity AUM, and outflows in this asset class will more negatively impact our revenues and net income than would outflows from other asset classes.

In the last three months, AUM decreased by $13.1 billion, or 1%, from $1,011.6 billion at September 30, 2007, as a result of $9.1 billion of net client cash outflows and market performance.  Net client outflows in equity and liquidity assets of approximately $10 billion and $1 billion, respectively, were offset in part by net inflows of approximately $2 billion in long-term fixed income assets.  Equity outflows resulted in part from lower relative investment performance, particularly in some of our key equity products at ClearBridge Advisors LLC (“ClearBridge”), Private Capital Management, LP (“PCM”), and Legg Mason Capital Management, Inc. (“LMCM”).

AUM by Asset Class

AUM by asset class (in billions) as of December 31 was as follows:

		% of		% of	%
	2007	Total	2006	Total	Change
Equity	$ 320.8	32.1%	$ 337.1	35.7%	(4.8) %
Fixed Income	514.5	51.5	460.0	48.7	11.8
Liquidity	163.2	16.4	147.7	15.6	10.5
Total	$ 998.5	100.0%	$ 944.8	100.0%	5.7%

Average AUM by asset class (in billions) for the three months ended December 31 was as follows:

		% of		% of	%
	2007	Total	2006	Total	Change
Equity	$ 335.6	33.1%	$ 328.5	35.5%	2.2%
Fixed Income	512.9	50.6	453.0	49.0	13.2
Liquidity	165.2	16.3	143.5	15.5	15.1
Total	$ 1,013.7	100.0%	$ 925.0	100.0%	9.6%

AUM by Division

Our AUM by division (in billions) as of December 31 was as follows:

		% of		% of	%
	2007	Total	2006	Total	Change
Managed Investments	$ 398.8	39.9%	$ 384.8	40.7%	3.6%
Institutional	532.4	53.3	492.1	52.1	8.2
Wealth Management	67.3	6.8	67.9	7.2	(0.9)
Total	$ 998.5	100.0%	$ 944.8	100.0%	5.7%

The component changes in our AUM by division (in billions) for the three months ended December 31, 2007 was as follows:

	Managed		Wealth
	Investments	Institutional	Management	Total
Beginning of period	$ 411.4	$ 530.3	$ 69.9	$ 1,011.6
Net client cash flows	(6.1)	(0.2)	(2.8)	(9.1)
Market performance and other	(6.5)	2.3	0.2	(4.0)
End of period	$ 398.8	$ 532.4	$ 67.3	$ 998.5

Assets managed for U.S. domiciled clients accounted for 66% and 67%, respectively, of total assets managed and non-U.S. domiciled clients represented 34% and 33%, respectively, of total assets managed as of December 31, 2007 and 2006.

Our operating revenues by division (in millions) for the three months ended December 31 were as follows:

		% of		% of	%
	2007	Total	2006	Total	Change
Managed Investments	$ 634.4	53.5%	$ 618.2	54.6%	2.6%
Institutional	255.5	21.5	247.4	21.8	3.3
Wealth Management	296.7	25.0	267.4	23.6	11.0
Total	$ 1,186.6	100.0%	$ 1,133.0	100.0%	4.7%

The increase in operating revenues in the Managed Investments division was primarily due to increased mutual fund revenues at Western Asset Management Company (“Western Asset”) and Royce & Associates, LLC (“Royce”), partially offset by decreased mutual fund revenues at ClearBridge.  The increase in operating revenues in the Institutional division was primarily due to increased separate account revenues at Western Asset and Brandywine Global Investment Management, LLC (“Brandywine”), partially offset by decreased performance fees at Western Asset.  The increase in operating revenues in the Wealth Management division was primarily due to increased fund revenues at Permal Group Ltd (“Permal”), partially offset by decreased separate account revenues at PCM.

Results of Operations

Operating Revenues

Total operating revenues in the quarter ended December 31, 2007 were $1.2 billion, up 5% from $1.1 billion in the prior year quarter, primarily as a result of a 10% increase in average AUM, with the majority of the increase in the liquidity and fixed income asset classes, offset in part by a $12.8 million reduction in distribution and servicing fee revenue and a $12.3 million reduction in performance fee revenue.

Investment advisory fees from separate accounts decreased $1.5 million to $365.7 million, primarily as a result of lower average assets managed by PCM, offset in part by an increase in advisory fees due to increased average assets managed by Western Asset and Brandywine.

Investment advisory fees from funds increased 15% to $593.4 million, primarily as a result of higher average assets managed by Permal, Western Asset and Royce, offset in part by a decrease in average assets managed by ClearBridge.

Performance fees decreased 19% to $50.8 million, primarily as a result of lower performance fees earned by Western Asset and PCM.

Distribution and service fee revenues decreased 7% to $172.6 million, primarily as a result of lower equity fund AUM, offset in part by increased liquidity fund AUM.

Operating Expenses

Compensation and benefits decreased 12% to $366.4 million, primarily as a result of a reduction in revenue share-based incentive expense of approximately $54.7 million related to charges to provide credit support for certain asset backed commercial paper (“ABCP”) in certain liquidity funds.  See Note 10 of Notes to Consolidated Financial Statements for further discussion of charges related to our liquidity business.  Excluding compensation reductions related to this credit support, compensation and benefits increased $5.2 million, or 1.3%.  Compensation as a percentage of operating revenues decreased to 30.9% in the current quarter from 36.7% in the prior year quarter, primarily as a result of the compensation reductions related to ABCP credit support and the reduction in compensation expense related to unrealized losses recognized on assets held in deferred compensation plans at certain of our revenue share-based subsidiaries.  The unrealized losses on the ABCP credit support and deferred compensation plans are included in Other non-operating income (expense).

Distribution and servicing expenses increased 8% to $326.7 million primarily as a result of increased AUM in products for which we pay fees to third party distributors.

Communications and technology expense decreased 5% to $45.4 million, primarily as a result of reduced consulting fees associated with a reduced number of technology initiatives.

Occupancy expense increased 27% to $34.3 million, primarily as a result of office relocations.

Other expenses decreased slightly to $57.7 million, primarily due to decreased expenses under a transition services agreement with Citigroup and other costs related to the integration of businesses acquired from Citigroup, offset in part by an increase in marketing expenses.

Other non-operating income (expense) decreased $109.4 million to a loss of $95.0 million.  This decrease was primarily driven by unrealized losses and other costs related to ABCP credit support of approximately $91.1 million.  Going forward, we will be required to mark-to-market the value of the

ABCP credit support based upon the fair value of the underlying securities.  Our results of operations will be impacted by these gains or losses, which may be partially offset by a compensation adjustment under revenue share arrangements.  Market losses on assets held in deferred compensation plans also contributed to the decrease.

The provision for income taxes decreased 11% to $92.3 million. The effective tax rate remained relatively flat at 37.4%, compared to 37.3% in the prior year quarter.

Net income for the three months ended December 31, 2007 totaled $154.6 million, or $1.07 per diluted share, a decrease of 11% and 12%, respectively, from the prior year’s quarter.  Cash income from continuing operations (see Supplemental Non-GAAP Financial Information) declined 10% for the quarter ended December 31, 2007 to $205.1 million or $1.42 per diluted share from $227.4 million or $1.58 per diluted share in the prior year quarter.  The pre-tax profit margin decreased to 20.8% from 24.5% in the prior year period.  The pre-tax profit margin, as adjusted (see Supplemental Non-GAAP Financial Information), for the quarters ended December 31, 2007 and 2006 was 28.7% and 33.5%, respectively.  Net income, diluted earnings per share, cash income from continuing operations and our profit margins were negatively impacted by the ABCP credit support discussed above.

Nine Months Ended December 31, 2007 Compared to Nine Months Ended December 31, 2006

Assets Under Management

The component changes in AUM (in billions) for the nine months ended December 31 were as follows:

	Nine Months Ended
	December 31,
	2007	2006
Beginning of period	$ 968.5	$ 867.6
Net client cash flows	(7.2)	30.6
Market performance and other	38.5	47.1
Acquisitions (dispositions), net	(1.3)	(0.5)
End of period	$ 998.5	$ 944.8

In the last nine months, AUM increased by $30.0 billion, or 3%, from $968.5 billion at March 31, 2007, as a result of market appreciation.  Net client cash outflows of $7.2 billion resulted from net client outflows in equity assets of approximately $27 billion resulting partly from investment performance issues, particularly in some of our largest equity products, offset in part by net flows of approximately $20 billion in long-term fixed income assets.

Average AUM by asset class (in billions) for the nine months ended December 31 was as follows:

		% of		% of	%
	2007	Total	2006	Total	Change
Equity	$ 341.0	34.2%	$ 320.9	36.1%	6.3%
Fixed Income	493.9	49.5	434.4	48.9	13.7
Liquidity	162.0	16.3	133.1	15.0	21.7
Total	$ 996.9	100.0%	$ 888.4	100.0%	12.2%

The component changes in our AUM by division (in billions) for the nine months ended December 31, 2007 were as follows:

	Managed		Wealth
	Investments	Institutional	Management	Total
Beginning of period	$ 403.2	$ 496.3	$ 69.0	$ 968.5
Net client cash flows	(18.2)	14.2	(3.2)	(7.2)
Market performance and other	13.8	21.9	2.8	38.5
Acquisitions (dispositions), net	—	—	(1.3)	(1.3)
End of period	$ 398.8	$ 532.4	$ 67.3	$ 998.5

Our operating revenues by division (in millions) for the nine months ended December 31 were as follows:

		% of		% of	%
	2007	Total	2006	Total	Change
Managed Investments	$ 1,957.3	54.9%	$ 1,799.7	56.2%	8.8%
Institutional	776.3	21.8	714.2	22.3	8.7
Wealth Management	831.4	23.3	688.0	21.5	20.8
Total	$ 3,565.0	100.0%	$ 3,201.9	100.0%	11.3%

The increase in operating revenues in the Managed Investments division was primarily due to increased mutual fund revenues at Western Asset, Royce, Legg Mason Poland and LMCM, partially offset by decreased mutual fund revenues at ClearBridge.  The increase in operating revenues in the Institutional division was primarily due to increased separate account revenues at Western Asset and Brandywine.  The increase in operating revenues in the Wealth Management division was primarily due to increased fund revenues and performance fees at Permal.

Results of Operations

Operating Revenues

Total operating revenues in the nine months ended December 31, 2007 were $3.57 billion, up 11% from $3.2 billion in the prior year, primarily as a result of a 12% increase in average AUM, primarily in the liquidity and fixed income asset classes.

Investment advisory fees from separate accounts increased 5%, or $53.2 million, to $1.12 billion, primarily as a result of higher average assets managed by Western Asset, Brandywine, and Batterymarch, offset in part by a decline in advisory fees due to lower average assets managed by PCM.

Investment advisory fees from funds increased 19% to $1.76 billion, primarily as a result of higher average assets managed by Permal, Western Asset and Royce, offset in part by a decrease in average assets managed by ClearBridge.

Performance fees increased 24%, or $24.8 million, to $129.5 million, primarily as a result of increased performance fees earned by Permal.

Distribution and service fee revenues decreased slightly to $533.6 million, primarily as a result of decreases in administrative fees offset in part by increases related to higher average AUM.

Operating Expenses

Compensation and benefits increased 6.8% to $1.24 billion, primarily as a result of increased revenue share-based incentive expense on higher revenues, including performance fee revenues at certain of our subsidiaries, partially offset by a reduction in revenue share-based incentive expense of approximately $54.7 million related to charges for ABCP credit support.  Compensation as a percentage of operating revenues decreased to 34.9% in the current period from 36.3% in the prior year period, primarily as a result of a reduction in compensation related to ABCP credit support.

Distribution and servicing expenses increased 10% to $969.3 million primarily as a result of increased AUM in products for which we pay fees to third party distributors.

Communications and technology expense increased 10% to $140.5 million, primarily as a result of continued investments in our infrastructure and increased depreciation expense.

Occupancy expense increased 35% to $96.5 million, primarily due to office relocations.

Other expenses increased 4% to $159.9 million, driven primarily by increased marketing expenses, partially offset by decreased expenses under a transition services agreement with Citigroup related to the integration of businesses acquired from Citigroup.

Other non-operating income (expense) decreased $89.5 million to a loss of $75.8 million, primarily due to unrealized losses and other costs related to ABCP credit support of approximately $91.1 million.  Additionally, decreases due to market losses on assets held in deferred compensation plans and a gain on the sale of partnership investments in the prior year period, were partially offset by market gains on firm investments and a gain on the sale of our interest in a joint venture.

The provision for income taxes increased 6% to $313.5 million. The effective tax rate decreased to 37.5% from 38.4% in the prior year period, primarily reflecting decreased effective foreign tax rates.

Net income for the nine months ended December 31, 2007 totaled $523.1 million, or $3.62 per diluted share, both an increase of 10% from the prior year period.  Cash income from continuing operations (see Supplemental Non-GAAP Financial Information) rose 8% for the nine months ended December 31, 2007 to $675.8 million, or $4.68 per diluted share, from $623.0 million or $4.32 per diluted share in the prior year period.  The pre-tax profit margin decreased to 23.5% from 24.0% in the prior year period.  The pre-tax profit margin, as adjusted (see Supplemental Non-GAAP Financial Information), for the nine months ended December 31, 2007 and 2006 was 32.2% and 33.1%, respectively.

Quarter Ended December 31, 2007 Compared to Quarter Ended September 30, 2007

Results of Operations

Compared to the quarter ended September 30, 2007, net income and diluted earnings per share for the December quarter decreased 13% to $154.6 million and $1.07, respectively.  The decrease in net income and diluted earnings per share was primarily the result of a $22.8 million after-tax charge ($0.16 per diluted share) including the related compensation adjustment related to providing credit support for ABCP held by certain of the liquidity funds managed by one of our subsidiaries.  Operating revenues increased 1%, from $1.17 billion in the September quarter to $1.19 billion in the December quarter, reflecting a substantial increase in performance fees at Permal.  Other non-operating income (expense) decreased by $100.8 million, to a loss of $95.0 million, primarily due to unrealized losses and other costs related to ABCP credit support provided to our liquidity business of approximately $91.1 million, in addition to market losses on assets held in deferred compensation plans and firm investments.

Operating expenses decreased 6% from the September quarter to $844.7 million.  The decrease in operating expenses was primarily the result of a decrease in incentive compensation due to charges related to certain ABCP credit support provided to our liquidity business and unrealized losses on deferred compensation plans, as well as lower incentive accruals due to reduced revenues at certain of our revenue share-based subsidiaries, offset in part by increased distribution and servicing expense related to an increase in average AUM, and higher marketing expenses and foreign currency losses.  Compared to the September quarter, cash income from continuing operations (see Supplemental Non-GAAP Financial Information) decreased 12% to $205.1 million from $231.8 million and cash income per diluted share decreased 11% to $1.42 from $1.60.  The pre-tax profit margin decreased from 24.2% in the prior quarter to 20.8%.  The pre-tax profit margin, as adjusted (see Supplemental Non-GAAP Financial Information), decreased from 33.4% in the September quarter to 28.7% in the December 2007 quarter.

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

Although depreciation and amortization of fixed assets are non-cash expenses, we do not add these charges in calculating cash income because these charges are related to assets that will ultimately require replacement.

A reconciliation of income from continuing operations to cash income (in thousands except per share amounts) is as follows:

	Three Months Ended			December 2007 Compared to September 2007	December 2007 Compared to December 2006
	December 31,	September 30,	December 31,
	2007	2007	2006
Income from Continuing Operations	$ 154,582	$ 177,464	$ 174,061	(12.9) %	(11.2) %
Plus:
Amortization of intangible assets	14,155	14,375	17,337	(1.5)	(18.4)
Deferred income taxes on intangible assets	36,385	39,957	36,016	(8.9)	1.0
Cash Income from Continuing Operations	$ 205,122	$ 231,796	$ 227,414	(11.5)	(9.8)

Income from Continuing Operations per Diluted Share	$ 1.07	$ 1.23	$ 1.21	(13.0)	(11.6)
Amortization of intangible assets	0.10	0.10	0.12	—	(16.7)
Deferred income taxes on intangible assets	0.25	0.27	0.25	(7.4)	—
Cash Income from Continuing Operations per Diluted Share	$ 1.42	$ 1.60	$ 1.58	(11.3)	(10.1)

	Nine Months Ended		Period to Period Change
	December 31,
	2007	2006
Income from Continuing Operations	$ 523,061	$ 473,772	10.4%
Amortization of intangible assets	43,585	51,696	(15.7)
Deferred income taxes on intangible assets	109,125	97,497	11.9
Cash Income from Continuing Operations	$ 675,771	$ 622,965	8.5

Income from Continuing Operations per Diluted Share	$ 3.62	$ 3.29	10.0
Amortization of intangible assets	0.30	0.36	(16.7)
Deferred income taxes on intangible assets	0.76	0.67	13.4
Cash Income from Continuing Operations per Diluted Share	$ 4.68	$ 4.32	8.3

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

A reconciliation of pre-tax profit margin adjusted for distribution and servicing expense is as follows:

	Three Months Ended
	December 31,	September 30,	December 31,
	2007	2007	2006
Operating Revenues, GAAP basis	$ 1,186,644	$ 1,172,351	$ 1,132,973
Less:
Distribution and servicing expense	326,698	321,108	303,338
Operating Revenues, as adjusted	$ 859,946	$ 851,243	$ 829,635

Income from Continuing Operations before Income Tax Provision and Minority Interests	$ 246,992	$ 284,197	$ 277,834

Pre-tax profit margin, GAAP basis	20.8%	24.2%	24.5%
Pre-tax profit margin, as adjusted	28.7	33.4	33.5

	Nine Months Ended
	December 31,	December 31,
	2007	2006
Operating Revenues, GAAP basis	$ 3,564,963	$ 3,201,878
Less:
Distribution and servicing expense	969,312	878,156
Operating Revenues, as adjusted	$ 2,595,651	$ 2,323,722

Income from Continuing Operations before Income Tax Provision and Minority Interests	$ 836,759	$ 769,559

Pre-tax profit margin, GAAP basis	23.5%	24.0%
Pre-tax profit margin, as adjusted	32.2	33.1

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

Our operating activities generate positive cash flows which we use to fund our operating activities and among other things, business acquisitions, debt repayments and stock repurchases.  Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents and investment advisory fee receivables. Our assets are principally funded by equity capital and long-term debt.

In the March 2007 quarter, the $400 million 3-year interest rate swap (“Swap”) that we entered into to hedge a portion of the $700 million floating rate term loan in December 2005 began to unwind.  During the six months ended September 30, 2007, we repaid $100 million of the debt which coincided with the amortization of the Swap.  We did not make any debt repayments coinciding with the amortization of the Swap during the December 2007 quarter.

During the December 31, 2007 quarter, contingent acquisition payments of $240 million were made to the former owners of Permal, of which $208 million was paid in cash and the balance was in common stock.  The remaining obligation of $81 million as of December 31, 2007 is payable in November 2011, unless earned earlier.  The agreements provide for additional consideration of up to $265 million based on Permal’s future revenues and earnings.

During the September 2007 quarter, we initiated a plan to repatriate accumulated earnings of approximately $225 million from certain foreign subsidiaries in order to replenish funds used for the contingent acquisition payment in the U.S. to the former owners of Permal. We repatriated approximately $36 million of these funds during the December quarter.

As discussed previously in Note 10 of Notes to Consolidated Financial Statements, in November 2007 we entered into arrangements with two large banks to provide letters of credit (“LOCs”) for an aggregate amount of approximately $335 million for the benefit of two liquidity funds managed by one of our subsidiaries.  As part of the LOC arrangements, we agreed to reimburse to the banks any amounts that may be drawn on the LOCs and, to support this agreement, we provided approximately $262 million in cash collateral as of December 31, 2007.  In December 2007, Legg Mason acquired for cash an aggregate of $98 million in principal amount of conduit securities issued by Canadian ABCP issuers to provide liquidity support to a Canadian liquidity fund.  Concurrently with this purchase, we withdrew a $100 million investment we made to support the fund.  In December 2007, Legg Mason reduced a Dublin-domiciled fund’s structured investment vehicle (“SIV”) holdings through the total return swap discussed in Note 10 of Notes to Consolidated Financial Statements and by purchasing for cash an aggregate of $132 million in principal amount of SIV securities from the fund, $50 million of which matured and was paid in full in January 2008.  In connection with the total return swap, we reimbursed the Dublin-domiciled fund $59.5 million and provided $83 million in cash collateral, which under the terms of the total return swap may be increased or decreased based on changes in the value, or upon maturities, of the underlying securities. This fund was one of the two liquidity funds that were supported by the LOC arrangements.  We may elect to provide additional credit or other support to liquidity funds managed by our subsidiaries if we deem this action necessary and appropriate in the future.  If we do so, we may be required to use additional cash to pay for the support or as collateral.  The pledge of cash and the investment in the fund restrict our ability to use the cash for other purposes and, together with any future uses of cash to provide additional support, reduce our flexibility to use these assets for other corporate purposes, including debt prepayments, stock repurchases and acquisitions.

During November 2007, we borrowed an aggregate of $500 million under our unsecured revolving credit facility for general corporate purposes, which may include acquisitions.  This facility matures on October 14, 2010, may be prepaid at any time and contains customary covenants and default provisions.  On January 3, 2008, we amended the credit agreement to increase the maximum amount that we may borrow from $500 million to $1 billion.

The $425 million principal amount of senior notes due July 2, 2008 was reclassified to the current portion of long-term debt during the September 2007 quarter.

At December 31, 2007, our total assets and stockholders’ equity were $10.6 billion and $7.0 billion, respectively. During the nine months ended December 31, 2007, cash and cash equivalents increased from $1.18 billion at March 31, 2007 to $1.19 billion at December 31, 2007.  Cash flows from operating activities provided $542.3 million, primarily attributable to net income, adjusted for non-cash items and purchases of trading securities. Cash flows from investing activities used $792.6 million, primarily attributable to restricted cash and credit support transactions discussed in Note 10 of Notes to Consolidated Financial Statements, the Permal contractual acquisition payment and payments for leasehold improvements for office relocations.  Financing activities provided $247.8 million, primarily due to short-term borrowings under our unsecured revolving credit facility, offset by dividend payments, repayment of principal on long-term debt and common stock repurchases.

The Board of Directors previously authorized us, at our discretion, to purchase up to 3.0 million shares of our common stock.  During the June 2007 quarter, we repurchased 40,150 shares for $4.0 million.  On July 19, 2007, the Board of Directors authorized us to repurchase, from time to time, up to 5.0 million shares of our common stock to replace the previous share repurchase authorization.  During the September 2007 quarter, we repurchased 1.1 million shares for $94 million.  We did not repurchase any shares in the December 2007 quarter.

During the nine months ended December 31, 2007, we paid cash dividends of $132.8 million.  On January 29, 2008, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.24 per share.  In addition, the holders of the non-voting participating preferred shares will receive a quarterly dividend of $240,000 per preferred share.

During the December quarter both Fitch and Moody’s Investors Service changed their outlook on Legg Mason’s senior unsecured debt to negative from stable as a result of the firm’s support of its liquidity funds.

On January 14, 2008, we announced that we agreed to increase our capital base by $1.25 billion through the sale of 2.5% convertible senior notes to an affiliate of Kohlberg Kravis Roberts & Co. ("KKR").  The proceeds from the investment will strengthen our balance sheet by providing additional liquidity and will also be used for general corporate purposes to support key business initiatives such as potential future acquisitions.  In connection with this financing, we entered into economic hedging transactions to increase the effective conversion price of the notes.  These hedging transactions had a net cost to us of $83 million, which we paid from the proceeds of the notes.  We used approximately $180 million of the capital raised to purchase from Citigroup, Inc., and then retire, preferred stock convertible into 2.5 million shares of Legg Mason common stock discussed in Note 11 of Notes to Consolidated Financial Statements.

After the convertible senior debt issuance and increase in our revolving line of credit, the rating agencies reaffirmed their outlook on Legg Mason’s senior unsecured debt.

Off-Balance Sheet Arrangements

In November 2007, we entered into arrangements with two large banks to provide letters of credit to two liquidity funds managed by one of our subsidiaries.  As part of these arrangements, we agreed to reimburse to the banks any amounts that may be drawn on the letters of credit.

In December 2007, we entered into a total return swap arrangement with a large bank pursuant to which the bank purchased securities issued by three structured investment vehicles from a Dublin-domiciled liquidity fund managed by a subsidiary of the Company.

In January 2008, we entered into hedge and warrant transactions on the convertible notes with certain financial institution counterparties to increase the effective conversion price of the convertible senior notes.

See Liquidity above and Notes 10 and 11 of Notes to Consolidated Financial Statements.

Contractual Obligations and Contingent Payments

We have contractual obligations to make future payments in connection with our short and long-term debt, non-cancelable lease agreements and service agreements. In addition, we may be required to make contingent payments under business purchase agreements if certain future events occur.

The following table sets forth these contractual and contingent obligations by fiscal year as of December 31, 2007, unless otherwise noted:

(In millions)	Remaining 2008	2009	2010	2011	2012	Thereafter	Total
Contractual Obligations:
Short-term borrowings by contract maturity	$ —	$ 500.0	$ —	$ —	$ —	$ —	$ 500.0
Long-term borrowings by contract maturity	1.7	441.3	7.1	555.7	3.9	8.6	1,018.3
Coupon interest on short-term and long-term borrowings(1)	28.6	46.8	23.6	17.7	0.6	1.6	118.9
Minimum rental and service commitments	32.8	124.6	117.6	91.8	87.6	709.8	1,164.2
Minimum commitments under capital leases (2)	29.5	2.3	2.4	2.4	0.2	—	36.8
Total Contractual Obligations	92.6	1,115.0	150.7	667.6	92.3	720.0	2,838.2
Contingent Obligations:
Contingent payments related to business acquisitions(3)	—	7.5	293.5	—	60.0	—	361.0
Total Contractual and Contingent Obligations(4) (5) (6)(7)	$ 92.6	$ 1,122.5	$ 444.2	$ 667.6	$ 152.3	$ 720.0	$ 3,199.2
(1) Coupon interest on floating rate long-term debt is based on rates outstanding at December 31, 2007.
(2) The amount of commitments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of the agreements.
(3) The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of business purchase agreements.

(4) The table above does not include approximately $54.9 in capital commitments to invest in investment vehicles. These obligations will be funded, as required, through the end of the commitment periods that range from fiscal 2008 to 2011.

(5) The table above does not include amounts for uncertain tax positions because the timing of any related cash outflows cannot be reliably estimated.

(6) The table above does not include our obligations under the $335 million in letters of credit or the total return swap of $890 million.  See Note 10 of Notes to Consolidated Financial Statements for additional information regarding these commitments.

(7) The table above does not include our obligations under the economic hedging transactions or the $1.25 billion senior convertible debt, which were entered into after December, 31 2007.  See Note 11 of Notes to Consolidated Financial Statements for additional information regarding these commitments.

Critical Accounting Policies

Accounting policies are an integral part of the preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding our reported results of operations and financial position. Certain critical accounting policies require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the consolidated financial statements. Due to their nature, estimates involve judgment based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on the consolidated financial statements. During the nine months ended December 31, 2007, there were no material changes to the matters discussed under the heading "Critical Accounting Policies" in Part II, Item 7 of Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2007; however, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” as described in Notes 2 and 6 of Notes to Consolidated Financial Statements for the nine months ended December 31, 2007.

As noted in Management's Discussion and Analysis, we experienced outflows in certain equity products, including those for which we have amortizable intangible assets on the balance sheet.  Continued loss of AUM in these products at a rate faster than was estimated at the time those products/contracts were acquired and initially valued may indicate the estimated life of the contracts should be reduced.  Such a reduction in estimated life will result in an increase in amortization of intangible assets and may result in an impairment of the carrying amount of the intangible asset.

Recent Accounting Developments

See discussion of Recent Accounting Developments in Note 2 of Notes to Consolidated Financial Statements.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended December 31, 2007, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, except as follows.

Legg Mason has provided credit support to certain liquidity funds during the quarter ended December 31, 2007 that has increased its exposure to market risk.

As a result of credit support actions, at December 31, 2007, Legg Mason held the following investments issued by structured investment vehicles (“SIVs”) and other conduit investments that are classified as trading assets.  The fair value of these trading assets will fluctuate with market changes.

Description	Fair Value
Non-bank sponsored SIVs(1)	$132,000
Canadian Conduit Securities(2)	81,200
Total	$213,200
(1) $50 million matured in January 2008 and the remaining balance is scheduled for May 2008. (2) Underlying securities are being restructured and final maturities are not yet determined.

Legg Mason has also entered into certain credit support arrangements that are derivatives, the fair values of which will also fluctuate with the impact of market changes on the asset backed commercial paper underlying these derivatives.  The following table is a summary of the fair values of these derivatives and the related principal amount of underlying securities at December 31, 2007:

Description	Fair Value	Principal Amount of Underlying Securities
Derivative assets:
Total Return Swap(1)	$ 46,000	$890,000
Derivative liabilities:
Letters of Credit(2) (3)	$59,900	$670,000
Capital Support Agreement(4)	800	n/a

(1)

Principal is scheduled to mature as follows: $450 million through March 2008, $250 million in September 2008 and $190 million in November 2008.

(2)

Underlying securities are being restructured and final maturities are not yet determined.

(3)

Losses on underlying commercial paper are limited to 50% of the principal amount of the outstanding  paper.

(4)

Losses are based on certain securities, only if aggregate fund value is below a specified threshold with maximum exposure limited to $15 million.

See Notes 2 and 10 of Notes to Consolidated Financial Statements for further discussion of derivatives and credit support actions.

During the quarter ended December 31, 2007, Legg Mason recognized $91.1 million in losses and other related costs associated with these credit support actions, or $22.7 million, net of related compensation adjustments under revenue sharing agreements and income taxes.  There can be no assurance that additional compensation adjustments will reduce future losses relating to credit support actions.

Item 4.    Controls and Procedures

As of December 31, 2007, Legg Mason’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason’s disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason’s management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason’s disclosure controls and procedures were effective on a reasonable assurances basis.  There have been no changes in Legg Mason’s internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, Legg Mason’s internal control over financial reporting.

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

As has been widely publicized, since late July 2007, there has been substantial disruption in the worldwide fixed income markets, including, specifically, the market for commercial paper.  This disruption has included a dramatic reduction in buyers of commercial paper, particularly asset backed commercial paper securities (“ABCP”) issued by structured investment vehicles, which has adversely affected the liquidity in the market.  ABCP refers to commercial paper that is collateralized by a pool of assets, such as receivables, loans or securities.  ABCP, which represented approximately 46% of the commercial paper market on October 30, 2007, is typically over-collateralized when initially issued, although the securities do not always remain over-collateralized.  A structured investment vehicle is a special purpose entity created solely to issue securities, including ABCP, and use the proceeds to acquire the collateral that secures its securities.  As a result of these liquidity constraints and, for certain issuers, credit concerns, a number of ABCP securities have been, or currently are, placed on credit watch or downgraded by ratings agencies and certain ABCP issues have been the subject of restructuring negotiations or insolvency proceedings, and additional issuers may become so in the future.  Our liquidity asset management business invests in fixed income securities, including commercial paper, and has been, and may continue to be, affected by these issues.

In response to these issues, we have taken steps to provide contingent support to certain of the liquidity funds that our subsidiaries manage.  The steps that we have taken to date include:

•

procuring letters of credit from unaffiliated banks in an aggregate amount of $335 million supporting two securities held by two funds,

•

entering into a capital support agreement with one fund pursuant to which we have agreed to provide up to $15 million in capital contributions to the fund if it recognizes losses from certain investments or continues to hold the underlying securities at the expiration of the one-year term of the agreement and, at the applicable time, the fund's net asset value is less than a specified threshold,

•

purchasing an aggregate of $98 million in principal amount of Canadian conduit securities from a Canadian fund,

•

entering into the total return swap transaction with a major bank pursuant to which the bank purchased $890 million in principal amount of ABCP from a liquidity fund and we agreed to be responsible to the bank for any losses it suffers on the investment, and

•

purchasing an aggregate of $132 million in principal amount of non-bank sponsored structured investment vehicle-issued securities from a fund.

For a further description of these steps, see Note 10 of Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity above.  As a result of these actions, maturities of securities and sales of securities, as of December 31, 2007 structured investment vehicle exposure in the liquidity funds managed by our subsidiaries declined to approximately $5 billion, or 3% of our total liquidity assets under management.  Of this portion, approximately 1% of the liquidity assets are invested in bank sponsored structured investment vehicles.

In the future, we may elect to provide additional credit, liquidity, or other support to the liquidity products that we manage, although we are not required to do so and there can be no assurance that any support would be sufficient to avoid an adverse impact on any product or investors in any product.  The  support that we have provided exposes us to the risk of losses on the securities to which the support applies.  In addition, if we elect to provide additional support, we could incur losses from the support we provide and incur additional costs, including financing costs, in connection with the support.  These losses and additional costs could be material, and could adversely affect our earnings.  If we were to take such actions we may also restrict our corporate assets, limiting our flexibility to use these assets for other purposes, and may be required to raise additional capital.

Our Leverage May Affect our Business and May Restrict our Operating Results

At December 31 , 2007, on a consolidated basis, we had approximately $1.5 billion in total indebtedness and total equity of $7 billion, and our goodwill and intangible assets were $2.6 billion and $4.4 billion, respectively ..  As of December 31, 2007, after giving effect to sale of our 2.5% Senior Convertible Notes due 2015, we would have had an aggregate consolidated indebtedness outstanding of approximately $2.75 billion and $500 million available under our revolving credit agreement, subject to certain conditions.  As a result of this substantial indebtedness, we are required to use a significant portion of our cash flow to service principal and interest on our debt, which will limit the cash flow available for other desirable business opportunities.  In addition, we may incur additional indebtedness in the future and, in this regard, have available credit facilities that are not currently being utilized.

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

•

limit our ability to obtain additional debt financing in the future or to borrow under our existing credit facilities (several of our debt facilities require that (i) our ratio of total debt to earnings before interest, taxes, depreciation and amortization not exceed 2.5 to 1 and (ii) our ratio of earnings before interest, taxes, depreciation and amortization to total cash interest payments on all debt exceeds 4 to 1);

•

limit cash flow available for general corporate purposes due to the ongoing cash flow requirements for debt service;

•

limit our flexibility in reacting to competitive and other changes in the industry and economic conditions generally;

•

subject us to covenants that limit our flexibility; and

•

place us at a competitive disadvantage compared to our competitors that have less debt.

 In addition, upon the occurrence of various events, such as a change of control, some or all of our outstanding debt obligations may come due prior to their maturity date.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets out information regarding our purchases of Legg Mason common stock in each month during the quarter ended December 31, 2007:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
October 1, 2007 Through October 31, 2007	—	$ —	—	3,900,000
November 1, 2007 Through November 30, 2007	1,260	69.95	—	3,900,000
December 1, 2007 Through December 31, 2007	—	—	—	3,900,000
Total	1,260	$ 69.95	—	3,900,000

(1)  1,260 shares were acquired through the surrender of shares by option holders to pay the exercise price of stock options.

(2)   On July 19, 2007, we announced that our Board of Directors authorized Legg Mason to purchase 5.0 million shares of Legg Mason common stock in open-market purchases.  This authorization replaced a prior Board of Directors authorization to purchase up to 3 million shares of Legg Mason common stock.  There was no expiration date attached to this new authorization.

Item 6. Exhibits

3.1	Articles of Incorporation of Legg Mason (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

3.2	By-laws of Legg Mason as amended and restated January 23, 2007 (incorporated by reference to Legg Mason, Inc.’s Current Report on Form 8-K for the event on January 23, 2007)

10.1	ISDA Master Agreement and schedule thereto dated as of December 28, 2007 between Legg Mason, Inc. and Barclays Bank PLC

10.2	ISDA Credit Support ANNEX dated as of December 28, 2007 among Legg Mason, Inc., Legg Mason Marketing Co., LLC and Barclays Bank PLC

10.3	Total Return Swap Transactions Agreement dated December 28, 2007 between Legg Mason, Inc. and Barclays Bank PLC

12	Computation of consolidated ratios of earnings to fixed charges

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGG MASON, INC.
(Registrant)

DATE: February 11, 2008	/s/Mark R. Fetting
Mark R. Fetting
President and
Chief Executive Officer

DATE: February 11, 2008	/s/Charles J. Daley, Jr.
Charles J. Daley, Jr.
Senior Vice President,
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Legg Mason (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

3.2	By-laws of Legg Mason as amended and restated January 23, 2007 (incorporated by reference to Legg Mason, Inc.’s Current Report on Form 8-K for the event on January 23, 2007)

10.1	ISDA Master Agreement and schedule thereto dated as of December 28, 2007 between Legg Mason, Inc. and Barclays Bank PLC

10.2	ISDA Credit Support ANNEX dated as of December 28, 2007 among Legg Mason, Inc., Legg Mason Marketing Co., LLC and Barclays Bank PLC

10.3	Total Return Swap Transactions Agreement dated December 28, 2007 between Legg Mason, Inc. and Barclays Bank PLC

12	Computation of consolidated ratios of earnings to fixed charges

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002