Form 10-K
period 2008-03-31
LEGG MASON INC
filed 2008-05-29
CIK 704051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 1-8529

LEGG MASON, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1200960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Light Street Baltimore, Maryland	21202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (410) 539-0000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York Stock Exchange
Equity Units	New York Stock Exchange (Registration Pending)

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of September 30, 2007, the aggregate market value of the registrant’s voting stock, consisting of the registrant’s common stock and the exchangeable shares discussed below, held by non-affiliates was $10,957,853,155.

As of May 23, 2008, the number of shares outstanding of the registrant’s common stock was 139,158,325. In addition, on that day, a subsidiary of the registrant had outstanding 1,971,122 exchangeable shares that are convertible on a one-for-one basis at any time into shares of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on July 22, 2008 are incorporated by reference into Part III of this Report.

PART I

ITEM 1. BUSINESS.

General

Legg Mason is a global asset management company. Acting through our subsidiaries, we provide investment management and related services to institutional and individual clients, company-sponsored mutual funds and other pooled investment vehicles. We offer these products and services directly and through various financial intermediaries. We divide our business into three divisions: Managed Investments, Institutional, and Wealth Management. Within each of our divisions, we provide our services through a number of asset managers, each of which is an individual business that generally markets its products and services under its own brand name.

Legg Mason, Inc. was incorporated in Maryland in 1981 to serve as a holding company for its various subsidiaries. The predecessor companies to Legg Mason trace back to Legg & Co., a Maryland-based broker-dealer formed in 1899. Our subsequent growth has occurred primarily through internal expansion and the acquisition of asset management and broker-dealer firms. In December 2005, Legg Mason completed a transaction in which it sold its broker-dealer businesses to concentrate on the asset management industry.

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

Business Developments During the Fiscal Year Ended March 31, 2008

During fiscal year 2008, in addition to the normal course operation of our business, we transitioned to a new Chief Executive Officer, provided support to liquidity funds managed by our asset managers, raised $1.25 billion in additional capital and sold several businesses that did not fit into our core business strategy.

On January 28, 2008, our Board of Directors elected Mark R. Fetting Chief Executive Officer and President of Legg Mason, Inc. Mr. Fetting had been serving as Senior Executive Vice President of the company. Raymond A. Mason, who had served as Chief Executive Officer since Legg Mason, Inc. was formed, remains with the company as non-executive Chairman of the Board of Directors.

During much of fiscal year 2008 and continuing thereafter, the fixed income markets have endured substantial turmoil. One effect of this turmoil was that liquidity in the markets for many types of asset backed commercial paper and medium term notes issued by structured investment vehicles (“SIVs”) became substantially reduced.

This led to us entering into several transactions during the fiscal year to provide support to liquidity funds that are managed by our asset managers that had invested in SIV-issued securities. These transactions resulted in aggregate non-cash charges during the fiscal year of $608.3 million. See Note 18 of Notes to Consolidated Financial Statements in Item 8 below and Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity in Item 7 below.

In January 2008 we raised $1.25 billion through the sale of 2.5% convertible senior notes to an affiliate of, and providers of financing to, Kohlberg Kravis Roberts & Co. We used a portion of the proceeds to purchase and retire shares of our Series A Non-Voting Convertible Preferred Stock that were convertible into 2.5 million shares of our common stock and will use the rest for general corporate purposes.

In fiscal year 2008, we entered into agreements to sell several businesses that did not fit into our core strategy. Two of the businesses were small Wealth Management subsidiaries, Berkshire Asset Management and our Bingham Legg Advisors joint venture with a law firm. Another business that we sold was our asset management business in Chile, although we retained an international fund distribution business in that country. Finally, we entered into an agreement to sell most of the business of Legg Mason Private Portfolio Group, our retail separately managed accounts implementation and overlay services provider (although our other asset managers will continue to provide sub-advisory services to most of the accounts that Legg Mason Private Portfolio Group serviced). This last disposition closed immediately after the end of the fiscal year.

See “Item 8. Financial Statements and Supplementary Data” for the revenues, net income and assets of the company, which operates in a single reportable business segment. See Note 19 of Notes to Consolidated Financial Statements in Item 8 of this Report for our revenues and pre-tax earnings generated in, and our long-lived assets (consisting of intangible assets and goodwill) located in, each of the principal geographic areas in which we conduct business.

Business Overview

Acting through our subsidiaries, we provide investment management and related services to institutional and individual clients, company-sponsored investment funds and retail separately managed account programs. Operating from asset management offices primarily located in the United States, but also located in a number of countries worldwide, our businesses provide a broad array of investment management products and services. We offer these products and services directly and through various financial intermediaries. Our investment advisory services include discretionary and non-discretionary management of separate investment accounts in numerous investment styles for institutional and individual investors. Our investment products include proprietary mutual funds ranging from money market and other liquidity products to fixed income and equity funds managed in a wide variety of investment styles, other domestic and offshore funds offered to both retail and institutional investors and funds-of-hedge funds. We believe that our asset managers’ diversification across asset classes, investment styles and distribution channels may help to mitigate our exposure to the risks created by changing market environments.

Our subsidiary asset managers primarily earn revenues by charging fees for managing the investment assets of clients. Fees are typically calculated as a percentage of the value of assets under management and vary with the type of account managed, the asset manager and the type of client. Accordingly, the fee income of each of our asset managers will typically increase or decrease as its average assets under management increases or decreases. We may also earn performance fees from certain accounts if the investment performance of the assets in the account meets or exceeds a specified benchmark during a measurement period. For the fiscal years ended March 31, 2008, 2007 and 2006, $132.7 million, $142.2 million and $101.6 million, respectively, of our $3.9 billion, $3.6 billion and $2.2 billion in investment advisory revenues represented performance fee revenues. Increases in assets under management generally result from inflows of additional assets from new and existing clients and from appreciation in the value of client assets (including investment income earned on the client assets). Conversely, decreases in assets under management generally result from client redemptions and withdrawals and from asset value depreciation. Our assets under management may also increase as a result of acquisitions, or decrease as a result of dispositions.

As of March 31 of each of the last three years, we had the following aggregate assets under management (in billions, except percents):

	Assets Under Management	Equity Assets	% of Total in Equity Assets	Fixed Income Assets	% of Total in Fixed Income Assets	Liquidity Assets	% of Total in Liquidity Assets
2008	$950.1	$271.6	28.6%	$508.2	53.5%	$170.3	17.9%
2007	$968.5	$338.0	34.9%	$470.9	48.6%	$159.6	16.5%
2006	$867.6	$324.9	37.5%	$410.6	47.3%	$132.1	15.2%

Over a ten year period, our asset management business has grown substantially. During that period, our assets under management have grown from $71.0 billion, including assets under management in businesses that were subsequently sold, to $950.1 billion and our investment advisory fee revenues have grown from $295.6 million, including revenues generated by businesses that were subsequently sold, to $3.9 billion. This growth in our business has occurred through both internal growth and strategic acquisitions of asset management businesses. During that ten-year period, the percentages of our revenues and profits generated by our asset management business also increased steadily, and since December 1, 2005, asset management has been our sole business. We have also emphasized our international business, and, as a result, $327.4 billion, or 34%, of our assets under management at March 31, 2008 were managed on behalf of clients domiciled outside the United States. In reporting our assets managed on behalf of clients domiciled outside the United States, assets in funds are categorized based on the domicile of the funds. It is our strategy to continue to grow our business through both internal growth and, from time to time, acquisitions of asset management businesses.

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

We generally manage the accounts of our clients pursuant to written investment management or sub-advisory contracts between one of our asset managers and the client (or a financial intermediary acting on behalf of the client). These contracts usually specify the management fees to be paid to the asset manager and the investment strategy for the account, and are generally terminable by either party on relatively short notice. Typically, investment management contracts may not be assigned (including as a result of transactions, such as a direct or indirect change of control of the asset manager, that would constitute an assignment under the Investment Advisers Act of 1940) without the prior consent of the client. When the asset management client is a registered mutual fund or closed-end fund (whether or not one of our asset managers has sponsored the fund), the fund’s board of directors generally must annually approve the investment management contract, and any material changes to the contract or assignment of the contract (including as a result of transactions that would constitute an assignment under the Investment Company Act of 1940) must be approved by the investors in the fund.

We conduct our business primarily through 13 asset managers. Our asset managers are individual businesses, each of which generally focuses on a portion of the asset management industry in terms of the types of assets managed (primarily equity or fixed income), the types of products and services offered, the investment styles utilized, the distribution channels used, and the types and geographic locations of its clients. Each asset manager is housed in one or more different subsidiaries, the voting stock of all of which, except for the joint venture discussed below, is directly or indirectly wholly owned by Legg Mason. Each of our asset managers is generally operated as a separate business, in many cases with certain administrative and distribution functions being provided by the parent company and other affiliates, that typically markets its products and services under its own brand name. Consistent with this approach, we have in place revenue sharing agreements with Legg Mason Capital Management; Royce & Associates; Western Asset Management Company; Brandywine Global Investment Management; Batterymarch Financial Management; Private Capital Management; Barrett Associates; Bartlett & Co.; and Permal Group and/or certain of their key officers. Pursuant to these revenue sharing agreements, a specified percentage of the asset manager’s revenues (or, in certain cases, net revenues) is required to be distributed to us and the balance of the revenues (or net revenues) is retained to pay operating expenses, including salaries and bonuses, but excluding certain non-cash expenses such as amortization of acquired intangible assets, with specific compensation allocations being determined by the asset manager’s management, subject to corporate management approval. Although the revenue sharing agreements impede our ability to increase the profit margins of these businesses, we believe the agreements are important because they provide management of the businesses with incentives to (i) grow the asset managers’ revenues, since management is able to participate in the revenue growth through the portion that is retained; and (ii) control operating expenses, which will increase the portion of the retained revenues that is available to fund growth initiatives and for incentive compensation.

We divide our business into three divisions: Managed Investments, Institutional and Wealth Management. Managed Investments includes our asset managers that are primarily engaged in providing investment advisory services to proprietary investment funds and to retail separately managed account programs, and the proprietary fund management operations of our other asset managers (except Permal). Our Institutional managers are our asset managers that primarily focus on providing asset management services to institutional clients. Our Wealth Managers are our asset managers that primarily focus on providing asset management services (either directly or through funds-of-hedge funds) to high net worth individuals and families and endowments. One of our Managed Investments managers, Legg Mason Capital Management, also provides asset management services to institutions, and the managed assets and revenues of this portion of its business are included in our Institutional division. There is overlap among the three groups of asset managers as many of our Wealth Managers and Institutional asset managers, particularly Western Asset Management, manage proprietary funds that are part of the Managed Investments division. In addition, each asset manager may also provide asset management services to other types of clients, and the managed assets and revenues for these services are included in the asset manager’s division. For example, many of our Wealth Managers provide asset management services to institutional clients as well as individuals, families and endowments.

Our assets under management by division (in billions) as of March 31 of each of the three years indicated below were as follows:

	2008	2007	2006
Managed Investments	$376.6	$403.2	$356.5
Institutional	511.4	496.3	444.8
Wealth Management	62.1	69.0	66.3

Total	$950.1	$968.5	$867.6

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

For the fiscal years ended March 31, 2008, 2007 and 2006, our aggregate operating revenues were $4.6 billion, $4.3 billion and $2.6 billion, respectively. Our operating revenues by division (in millions) in each of those fiscal years were as follows:

	2008	2007	2006
Managed Investments	$2,538.4	$2,444.4	$1,364.0
Institutional	1,024.5	970.0	717.6
Wealth Management	1,071.2	929.3	563.6

Total	$4,634.1	$4,343.7	$2,645.2

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

Managed Investments Division

In our Managed Investments division, we sponsor and manage domestic and international equity, fixed income and money market mutual funds, as well as closed-end funds and other proprietary funds. Our Managed Investments division includes the following asset managers: ClearBridge Advisors, Legg Mason Capital Management (excluding its institutional business) and Royce & Associates. This division also includes the proprietary funds operations of our other asset managers (except Permal Group), particularly Western Asset Management, and our U.S. mutual fund and international fund administrative and distribution activities. This division sponsors and manages various groups of U.S. mutual funds, including the Legg Mason Partners Funds (which, for purposes of this Report, include the mutual and closed-end funds that we began to manage as part of the 2005 acquisition of the Citigroup Asset Management (“CAM”) business regardless of whether the names of the funds have been changed to Legg Mason Partners), the Legg Mason Funds, The Royce Funds and the Western Asset Funds. This division also provides investment advisory services to a number of retail separately managed account programs, and sponsors and distributes funds that are domiciled outside the United States. For the fiscal years ended March 31, 2008, 2007 and 2006, our Managed Investments division generated aggregate revenues of $2.5 billion, $2.4 billion and $1.4 billion, respectively.

As of March 31, 2008 and 2007, our Managed Investments division managed assets with a value of $376.6 billion and $403.2 billion, respectively. As of March 31, 2008, 58% of the assets managed by this division were in fixed income and liquidity funds managed by Western Asset Management, 23% of the assets managed by this division were managed by ClearBridge Advisors, 8% were managed by Royce & Associates and 6% were managed by Legg Mason Capital Management. Approximately 87% of the reduction in assets managed by this division during fiscal year 2008 resulted from aggregate net client cash outflows, and the remainder resulted from asset depreciation and dispositions of non-core businesses. Of the assets managed by this division at March 31, 2008, approximately 65% was in U.S. mutual funds, approximately 20% was in international and other funds and approximately 10% was in retail separately managed accounts. The remaining assets managed by this division were in other products, primarily institutional separate accounts.

United States Mutual Funds

Our mutual funds business primarily consists of four groups of proprietary mutual and closed-end funds, the Legg Mason Partners Funds, the Legg Mason Funds, The Royce Funds and the Western Asset Funds. The Legg Mason Partners Funds and the Legg Mason Funds invest in a wide range of domestic and international equity and fixed income securities utilizing a number of different investment styles. The Legg Mason Partners Funds also include several money market funds. The Royce Funds invest primarily in small-cap company stocks using a value investment approach. The Western Asset Funds invest primarily in fixed income securities.

The Legg Mason Partners Funds include 102 mutual funds and 22 closed-end funds in the United States, almost all of which are managed by our subsidiary asset managers. The mutual and closed-end funds within the Legg Mason Partners Funds include 48 equity funds (including balanced funds) that invest in a wide spectrum of equity securities utilizing numerous investment styles, including large-and mid-cap growth funds, international funds and sector funds. The fixed income and liquidity mutual and closed-end funds within the Legg Mason Partners Funds include 80 funds that offer a similarly wide variety of investment strategies and objectives, including income funds, investment grade funds and municipal securities funds. Many of our asset managers provide investment advisory services to the Legg Mason Partners Funds. As of March 31, 2008 and 2007, the Legg Mason Partners Funds included $168.4 billion and $163.0 billion in assets, respectively, in their mutual funds and closed-end funds, of which approximately 23% and 31%, respectively, were equity assets, approximately 11% and 13%, respectively, were fixed income assets and approximately 66% and 56%, respectively, were liquidity assets.

The Legg Mason Funds consist of 14 mutual funds, all of which are managed by our subsidiary asset managers. Of these funds, eight invest primarily in domestic equity securities; two invest primarily in international equity securities; three invest primarily in domestic taxable or tax-exempt fixed income securities, and one invests primarily in global fixed income securities. Investment objectives for the Legg Mason Funds range from capital appreciation to current income. Equity investment strategies may emphasize large-cap, mid-cap or small-cap investing. In addition to Legg Mason Capital Management and the joint venture discussed below, our other asset managers that manage Legg Mason Funds are Western Asset Management Company (2 funds), Legg Mason Investment Counsel (1 fund), Batterymarch Financial Management (3 funds) and Brandywine Global Investment Manager (3 funds). As of March 31, 2008 and 2007, the Legg Mason Funds included $24.5 billion and $36.1 billion in assets, respectively, of which approximately 96% were equity assets and approximately 4% were fixed income assets.

The Royce Funds consist of 24 mutual funds and three closed-end funds, most of which invest primarily in smaller company stocks. Each of these funds seeks long-term appreciation of capital using a value approach. The funds differ in their approaches to investing in small or micro-cap companies and the universe of securities from which they can select. As of March 31, 2008 and 2007, The Royce Funds included $27.5 billion and $30.3 billion in assets, respectively, substantially all of which were equity assets. The Royce Funds are primarily distributed through non-affiliated fund supermarkets, non-affiliated wrap programs, and direct distribution. In addition, two of the portfolios in The Royce Funds are distributed only through insurance companies.

Our mutual funds business also includes the Western Asset Funds, a proprietary family of nine U.S. mutual funds that are marketed primarily to institutional investors and retirement plans primarily through our institutional funds marketing group. Western Asset Management Company manages these funds using a team approach under the supervision of Western Asset’s investment committee. The funds primarily invest in fixed income securities. As of March 31, 2008 and 2007, the Western Asset Funds included $24.2 billion and $21.5 billion in assets, respectively.

Retail Separately Managed Account Programs

We are a leading provider of asset management services to retail separately managed account products, such as wrap programs. Although we have sold a majority of the business of Legg Mason Private Portfolio Group, our subsidiary that provides implementation and overlay services to retail separately managed account programs, our other asset managers continue to provide services to most of the programs that were serviced by this business. These programs typically allow securities brokers or other financial intermediaries to offer their clients the opportunity to choose from a number of asset management services pursuing different investment strategies provided by one or more asset managers, and generally charge an all-inclusive fee that covers asset management, trade execution, asset allocation and custodial and administrative services. We provide investment management services to a number of retail separately managed account programs. Our retail separately managed account services are distributed through programs sponsored by Citigroup’s distributors as well as other financial institutions. Certain of our asset managers that are not part of this division, including several of our Institutional managers, also provide investment advisory services to retail separately managed account programs. The assets and revenues of our separately managed account program services are included in the division containing the asset manager that provides the services.

International Funds

Our Managed Investments division also includes numerous proprietary funds that are domiciled outside the United States. These funds are domiciled in countries around the world, including Ireland, Luxembourg, the United Kingdom, Poland, Hong Kong, Singapore, Japan, Australia, Brazil, Canada, the Cayman Islands and the Netherlands Antilles. Our non-U.S. funds include equity, fixed income, liquidity and balanced funds that are primarily managed or sub-advised by Legg Mason Capital Management, Legg Mason International Equities, ClearBridge Advisors, Western Asset Management, Batterymarch Financial Management, Royce & Associates, Private Capital Management and Brandywine. These funds are primarily offered for sale only outside of the United States to non-U.S. persons and are a means of making our asset management capabilities available to investors around the world. We sponsor and manage more than 200 of these non-U.S. funds, which, as of March 31, 2008 and 2007, had an aggregate of approximately $74.5 billion and $83.0 billion in assets, respectively.

Distribution

Our Managed Investments distribution groups distribute and support our U.S. mutual funds, international funds and our retail separately managed account program business. These distribution groups also support our closed-end funds. In general, our Managed Investments distributors are housed in separate subsidiaries from our asset managers and are managed by different officers.

Our Managed Investments division includes our U.S. mutual fund support and distribution operations. These operations support and distribute the Legg Mason Partners Funds and the Legg Mason Funds, and include our mutual fund wholesalers and our institutional funds marketing group. Our mutual fund wholesalers distribute the Legg Mason Partners Funds and the Legg Mason Funds through a number of third party distributors. The Legg Mason Partners Funds are principally distributed to retail investors through Citigroup’s distribution businesses, primarily its retail brokerage business. The Legg Mason Funds, which prior to the closing of the strategic transaction with Citigroup were principally distributed by our former private client business, are also currently primarily distributed to retail investors by Citigroup’s distribution businesses. Pursuant to a Global Distribution Agreement we entered with Citigroup, Citigroup has agreed to distribute certain of our asset management products and services, including the Legg Mason Funds and the Legg Mason Partners Funds, through its various distribution businesses, and we have agreed that, subject to a few exceptions, Citigroup’s retail securities brokerage will be the exclusive retail distributor of the Legg Mason Funds that are managed by Legg Mason Capital Management for a period of up to three years. The majority of the assets managed by our Managed Investments division were distributed through Citigroup’s various distribution businesses. Our institutional funds marketing group distributes institutional share classes of the Legg Mason Partners Funds, the Legg Mason Funds and the Western Asset Funds to institutional clients and also distributes variable annuity sub-advisory services provided by our asset managers to insurance companies. Our institutional liquidity funds are primarily distributed by Western Asset’s distributors. The Royce Funds are distributed primarily by Royce & Associates and not by our wholesaling group.

Our distributors also distribute and provide administrative support to our international funds. Much of our international distribution is conducted under the Legg Mason Investments brand name.

In addition to distributing funds, our wholesalers also support our retail separately managed account services. These services are provided through programs sponsored by Citigroup’s distributors as well as other financial institutions.

Asset Managers In this Division

ClearBridge Advisors is an equity asset management firm based in New York, New York that also has an office in San Francisco, California. ClearBridge Advisors provides asset management services to 25 of the equity funds (including balanced funds) in the Legg Mason Partners Funds, to retail separately managed account programs and, primarily through separate accounts, to institutional clients. ClearBridge also sub-advises domestic mutual funds that are sponsored by third parties. ClearBridge offers a diverse array of investment styles and disciplines, designed to address a range of investment objectives. Significant ClearBridge investment styles include large cap growth and core equity management. In managing assets, ClearBridge generally utilizes a bottom-up, primary research intensive, fundamental approach to security selection that seeks to identify companies with the potential to provide solid economic returns relative to their risk-adjusted valuations.

Legg Mason Capital Management is an equity asset management business based in Baltimore, Maryland that manages both institutional separate accounts and mutual funds. Legg Mason Capital Management manages the four largest Legg Mason Funds and one fund in the Legg Mason Partners Funds family. Legg Mason Capital Management also sub-advises the mutual fund managed by the joint venture described below and investment products sponsored by our other subsidiaries. Applying the principles of value investing, Legg Mason Capital Management’s investment process uses a variety of techniques to develop an estimate of the worth of a business over the long term. The objective is to identify companies where the intrinsic value of the business is significantly higher than the current market value.

We and one of our employees each own 50% of a consolidated joint venture subsidiary that serves as investment manager of one equity fund, Legg Mason Opportunity Trust, within the Legg Mason Funds family. All of the assets managed by this joint venture, $5.7 billion at March 31, 2008, are included in our assets under management.

Royce & Associates, LLC is investment advisor to all of The Royce Funds. In addition, Royce & Associates also manages other pooled and separate accounts, primarily institutional. Royce & Associates generally invests in smaller company stocks, using a value approach. Royce & Associates’ stock selection process seeks to identify companies with strong balance sheets and the ability to generate free cash flow. Royce & Associates pursues securities that are priced below its estimate of the company’s current worth.

In addition to these asset managers, a number of our Institutional asset managers and Wealth Managers also advise proprietary funds that are part of this division. In particular, Western Asset Management Company, one of our Institutional managers, operates a large mutual and other proprietary fund business. Western Asset manages the fixed income and liquidity funds in the Legg Mason Partners Funds, manages two of the Legg Mason Funds and manages the Western Asset Funds.

Institutional Division

Our Institutional division includes our asset managers that primarily provide asset management services to institutional clients and the institutional business of Legg Mason Capital Management. These asset managers manage a wide range of domestic, international and global equity, balanced, fixed income and cash management portfolios for their domestic and international institutional clients. Our domestic and international institutional clients include pension and other retirement plans, corporations, insurance companies, endowments and foundations and governments. All of these asset managers also manage proprietary funds that are included in our Managed Investments division. For the fiscal years ended March 31, 2008, 2007 and 2006, the asset managers in our Institutional division generated aggregate revenues of $1.0 billion, $970.0 million and $717.6 million, respectively, excluding revenues generated by these managers for managing proprietary funds.

As of March 31, 2008 and 2007, our Institutional asset managers managed assets with a value of $511.4 billion and $496.3 billion, respectively (excluding assets with a value of approximately $256 billion and $250 billion, respectively, in proprietary funds managed by these asset managers). Almost 81% of these assets were in fixed income or liquidity accounts managed by Western Asset, 9% were managed by Brandywine and 4% were managed by Legg Mason Capital Management. Approximately 83% of the growth in these assets during the fiscal year resulted from net asset appreciation and the remainder primarily resulted from aggregate net client cash inflows.

United States Institutional Managers

Western Asset Management Company is a leading global fixed income asset manager for institutional clients. Western Asset operates globally; its United States operations are discussed in this section and its international operations are discussed below. Headquartered in Pasadena, California, Western Asset also has investment operations in New York City. Western Asset offers a broad range of products spanning the yield curve and encompassing the world’s major bond markets, including a suite of limited duration and core products, emerging market and high yield portfolios, municipal portfolios and a variety of sector-oriented and global products. Among the services Western Asset provides are management of separate accounts and management of mutual funds, closed-end funds and other structured investment products that are included in our Managed Investments division.

Brandywine Global Investment Management, LLC manages equity and fixed income, including global and international fixed income, portfolios for institutional and, through wrap accounts, high net worth individual clients. Brandywine, based in Philadelphia, Pennsylvania, pursues a value investing approach in its management of both equity and fixed income assets. We have announced our intention to transfer the international and global equity investment team that is currently part of Brandywine to a newly-organized subsidiary named Global Currents Investment Management, LLC. Global Currents has commenced operations, and it is expected that the bulk of the assets managed by this international and global equity team will be transferred to Global Currents on or about July 1, 2008.

Legg Mason Capital Management is an equity asset management business based in Baltimore, Maryland that manages both institutional separate accounts and mutual funds. Legg Mason Capital Management generally uses the same style and approach in managing both institutional accounts and mutual funds.

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

International Institutional Managers

Western Asset Management Company has asset management offices in the United Kingdom, Japan, Brazil, Australia, Singapore and Hong Kong. Western Asset’s international fixed income business includes management of liquidity products and Asian, Japanese, Brazilian, European and United Kingdom local currency fixed income securities.

Legg Mason International Equities is an international equity manager. Legg Mason International Equities has investment management capabilities in London, New York, Hong Kong, Singapore and Sao Paulo. Legg Mason International Equities’ investment expertise spans the global emerging markets, Asia (including China and Japan), Central Europe and South America. We have spun out of Legg Mason International Equities our asset management businesses located in Melbourne and Warsaw, which are currently operated as separate businesses.

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

Wealth Management Division

Our Wealth Management asset managers provide customized discretionary, investment management services and products to high net worth individuals and families, endowments, foundations and institutions. Our Wealth Managers seek to provide these services in a manner that is tailored to meet our clients’ particular needs and objectives. In addition, this division includes Permal Group, a global funds-of-hedge funds manager. For the fiscal years ended March 31, 2008, 2007 and 2006, our Wealth Managers generated aggregate revenues of $1.1 billion, $929.3 million and $563.6 million, respectively, excluding revenues generated by these managers (other than Permal) for managing proprietary funds.

As of March 31, 2008 and 2007, our Wealth Managers managed assets with a value of $62.1 billion and $69.0 billion, respectively (excluding assets with a value of approximately $757 million and $900 million, respectively, in proprietary funds managed by these asset managers other than Permal). As of March 31, 2008, 63% of these assets were managed by Permal, 17% were managed by Private Capital Management and 15% were managed by Legg Mason Investment Counsel & Trust Company and its two subsidiaries. During the fiscal year, growth in assets managed by Permal was more than offset by a reduction in the aggregate assets managed by the other asset managers in this division, particularly Private Capital Management. The reduction in assets managed by the asset managers in this division during the fiscal year (excluding assets in proprietary funds managed by these asset managers other than Permal) primarily resulted from aggregate net client cash outflows.

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

Legg Mason Investment Counsel & Trust has two subsidiary asset managers. Legg Mason Investment Counsel, LLC manages equity, fixed income and balanced portfolios for high net worth individual and institutional clients and several of our proprietary mutual funds. Legg Mason Investment Counsel is headquartered in Baltimore, Maryland and operates out of offices in New York, Chicago, Cincinnati, Philadelphia, and Bryn Mawr, Pennsylvania. Legg Mason Investment Counsel & Trust’s other asset management subsidiary is Barrett Associates, Inc., an equity asset manager for high net worth individuals and families, endowments and foundations that is based in New York, New York. Barrett delivers services through separately managed portfolios for individuals and institutions as well as through two proprietary mutual funds that are part of our Managed Investments division.

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

Funds-of-Hedge Funds Business

Permal Group Ltd. is a leading global funds-of-hedge funds management firm. Permal’s products include both directional and absolute return strategies, and are available through multi-manager and single manager funds, separately managed accounts and structured products sponsored by several large financial institutions. Permal selects from among thousands of investment managers and investment firms in designing portfolios that are intended to meet a wide variety of specific investment objectives, including global, regional, class and sector specific offerings. In managing its directional offerings, Permal’s objective is to participate significantly in strong markets, preserve capital in down or volatile markets and outperform market indices over a full market cycle with reduced risk and volatility. In managing its absolute return strategies, Permal seeks to achieve positive investment returns in all market conditions with low correlation to the overall equity markets.

Permal’s products and services are sold primarily outside the United States to non-U.S. high net worth investors through a network of financial intermediaries. Permal’s relationships with its financial intermediaries has resulted in wide international distribution of Permal’s products and services.

Employees

At March 31, 2008, we had approximately 4,220 employees. None of our employees is covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory. However, competition for experienced asset management personnel is intense and from time to time we may experience a loss of valuable personnel. We recognize the importance to our business of hiring, training and retaining skilled professionals.

Competition

We are engaged in an extremely competitive business and are subject to substantial competition in all aspects of our business. Our competition includes, with respect to one or more aspects of our business, numerous international and domestic asset management firms and broker-dealers, mutual fund complexes, hedge funds, commercial banks, insurance companies, other investment companies and other financial institutions. Many of these organizations offer products and services that are similar to, or compete with, those we offer, and many of these organizations have substantially more personnel and greater financial resources than we have. Some of these competitors have proprietary products and distribution channels that make it more difficult for us to compete with them. In addition, many of our competitors have long-standing and established relationships with distributors and clients. The principal competitive factors relating to our business are the quality of advice and services provided to investors, the performance records of that advice and service, the reputation of the company providing the services, the price of the services, the products and services offered and distribution relationships and compensation offered to distributors.

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

Our U.S. asset managers are registered as investment advisors with the SEC, as are several of our international asset managers, and are also required to make notice filings in certain states. Virtually all aspects of the asset management business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to protect the asset management clients and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict an investment advisor from conducting its asset management business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, the imposition of limitations on engaging in the asset management business for specified periods of time, the revocation of licenses or registrations, and imposition of censures and fines. A regulatory proceeding, regardless of whether it results in a sanction, can require substantial expenditures and can have an adverse effect on our reputation or business. Regulators also have available a variety of informal enforcement mechanisms that could have a significant impact on our business.

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

In our international business we have subsidiaries domiciled in the United Kingdom, Luxembourg, Poland, Brazil, Japan, Hong Kong, Taiwan, Singapore, Canada and Australia that are subject to the laws of, and to supervision by governmental authorities in, each of these jurisdictions. Our international subsidiaries are also authorized or licensed to offer their products and services in several other countries around the world and thus are subject to the laws of, and to supervision by governmental authorities in, these additional countries. In addition, a subsidiary of Permal is a Bahamas bank regulated by the Central Bank of the Bahamas. Our offshore proprietary funds are subject to the laws and regulatory bodies of the jurisdictions in which they are domiciled and, for funds listed on exchanges, to the rules of the applicable exchanges. Certain of our funds domiciled in Ireland and Luxembourg are also registered for public sale in several countries around the world and are subject to the laws of, and supervision by the governmental authorities of, those countries. All of these non-U.S. governmental authorities generally have broad supervisory and disciplinary powers, including, among others, the power to set minimum capital requirements, to temporarily or permanently revoke the authorization to carry on regulated business, to suspend registered employees, and to invoke censures and fines for both the regulated business and its registered employees.

Our broker-dealer subsidiaries are subject to regulations that cover all aspects of the securities business. Much of the regulation of broker-dealers has been delegated to self-regulatory authorities, principally the Financial Industry Regulatory Authority. These self-regulatory organizations conduct periodic examinations of member broker-dealers in accordance with rules they have adopted and amended from time to time, subject to approval by the SEC. The SEC, self-regulatory authorities and state securities commissions may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. These administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and can have an adverse impact on the reputation or business of a broker-dealer. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of the regulated entity.

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

Our Leverage May Affect our Business and May Restrict our Operating Results

At March 31, 2008, on a consolidated basis, we had approximately $2.8 billion in total indebtedness and total stockholders’ equity of $6.6 billion, and our goodwill and other intangible assets were $2.5 billion and $4.1 billion, respectively. As of March 31, 2008, after giving effect to the sale on May 6, 2008 of our Equity Units, we would have had an aggregate consolidated indebtedness outstanding of approximately $3.9 billion. As of May 6, 2008, we had $440 million of additional borrowing capacity available under our various credit agreements, subject to certain conditions. As a result of this substantial indebtedness, we are required to use a significant portion of our cash flow to service principal and interest on our debt, which will limit the cash flow available for other business opportunities. In addition, these servicing obligations would increase in the future if we incur additional indebtedness and, in this regard, we have available credit facilities that are not currently being utilized.

Our ability to make scheduled payments of principal of, to pay interest on, or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which may be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control and by a variety of factors specific to our business.

The level of our indebtedness could:

•

limit our ability to obtain additional debt financing in the future or to borrow under our existing credit facilities (our principal debt facilities require that (i) our ratio of total debt to Consolidated EBITDA (as defined therein) not exceed 2.5 to 1 and (ii) our ratio of Consolidated EBITDA to total cash interest payments on certain Indebtedness (as defined therein) exceeds 4 to 1);

•	limit cash flow available for general corporate purposes due to the ongoing cash flow requirements for debt service;

•

limit our flexibility, including our ability to react to competitive and other changes in the industry and economic conditions generally and our ability to provide support, should we elect to do so, to funds that our subsidiaries manage; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.

Upon the occurrence of various events, such as a change of control, some or all of our outstanding debt obligations may come due prior to their maturity date. In addition, we have outstanding $425 million of 6.75% senior notes that mature on July 2, 2008.

Support We Have Provided to Liquidity Funds Has, and Will Continue to, Affect Our Financial Position and Results of Operations

As has been widely publicized, since late July 2007, there has been substantial disruption in the worldwide fixed income markets, including, specifically, the market for commercial paper. This disruption has included a dramatic reduction in buyers of commercial paper, particularly asset backed commercial paper securities (“ABCP”) and medium term notes (“MTN”) issued by SIVs, which has adversely affected the liquidity in the market. ABCP refer generally to commercial paper that is collateralized by a pool of assets, such as receivables, loans or securities, and includes commercial paper issued by SIVs. The MTN in which these funds invest are generally similarly collateralized. ABCP and MTN are typically over-collateralized when initially issued, although the securities do not always remain over-collateralized. A SIV is a special purpose entity created solely to issue securities, including ABCP and MTN, and use the proceeds to acquire the collateral that secures its securities. As a result of these liquidity constraints and, for certain issuers, credit concerns, a number of ABCP and MTN securities have been, or currently are, placed on credit watch or downgraded by ratings agencies and certain ABCP and MTN issuers have defaulted on their obligations under their securities and become the subject of restructuring negotiations or insolvency proceedings, and additional issuers may become so in the future. Liquidity asset management funds that are managed by our subsidiaries invest in fixed income securities, including commercial paper, and have been, and may continue to be, affected by these issues, and other types of funds managed by our subsidiaries, including closed-end funds that have issued auction rate preferred securities, have also been affected by these issues.

In response to these issues, we have taken steps to provide contingent support to certain of the liquidity funds that our subsidiaries manage. The steps that we have taken to date include:

•	procuring letters of credit from banks in an aggregate amount of $485 million supporting securities held by funds;

•

entering into capital support agreements with two funds pursuant to which we have agreed to provide up to $415 million in capital contributions to the funds if they recognize losses from investments in certain ABCP or MTN, including upon the required sale of the underlying securities upon the expiration of one of the agreements;

•	purchasing an aggregate of $98 million in principal amount of Canadian conduit securities from a Canadian fund;

•

entering into a total return swap transaction with a major bank pursuant to which the bank purchased $890 million in principal amount of ABCP from a liquidity fund and we agreed to be responsible to the bank for any losses it suffers on the investment; and

•

purchasing an aggregate of $132 million in principal amount (of which $82 million remained outstanding as of March 31, 2008 and matured and were paid in full in May 2008) of non-bank sponsored SIV-issued securities from a fund.

These steps have resulted in non-cash expenses of $608.3 million in fiscal 2008 ($313.7 million net of compensation adjustments and tax) and $517.2 million in the fourth quarter of fiscal 2008 ($291.0 million net of compensation adjustments and tax). These non-cash expenses are the primary reason we recorded a net loss of $255.5 million in that quarter. We may also incur additional expenses as a result of declines in the value of ABCP or MTN with respect to which we have provided credit support and that could result in reduced earnings, or losses, in future periods, even if we do not undertake further support activities. See Note 18 of Notes to Consolidated Financial Statements in Item 8 below for a further description of the support we have provided.

Each of the letters of credit and capital support agreements that we have put in place to support liquidity funds expires one year from the date on which they became effective. Several of the letters of credit ($335 million in aggregate) must be drawn in full immediately prior to their expiration if the fund continues to hold the underlying securities. The other letter of credit arrangements and the capital support agreements require that the funds sell the underlying securities immediately prior to the expiration date, and draw upon the support to fund any losses. If the funds continue to hold the underlying securities upon these expiration dates and market conditions have not improved, we will most likely be required to utilize significant amounts of cash to address these obligations.

In the future, we may elect to provide additional credit, liquidity, or other support to products that we manage, particularly liquidity funds, although we are not legally required to do so and there can be no assurance that any support would be sufficient to avoid an adverse impact on any product or investors in any product. A decision to provide support may arise from factors specific to our products or from industry wide factors. The support that we have provided exposes us to the risk of losses on the securities to which the support applies. In addition, if we elect to provide additional support, we could incur losses from the support we provide and incur additional costs, including financing costs, in connection with the support. These losses and additional costs could be material, and could adversely affect our earnings. If we were to take such actions we may also restrict our corporate assets, limiting our flexibility to use these assets for other purposes, and may be required to raise additional capital.

Poor Investment Performance Could Lead to a Loss of Assets Under Management and a Decline in Revenues

We believe that investment performance is one of the most important factors for the maintenance and growth of our assets under management. Poor investment performance, either on an absolute or relative basis, could impair our revenues and growth because:

•	existing clients might withdraw funds in favor of better performing products, which would result in lower investment advisory and other fees;

•	our ability to attract funds from existing and new clients might diminish; and

•	negative absolute investment performance will directly reduce our managed assets.

In addition, in the ordinary course of our business we may reduce or waive investment management fees, or limit total expenses, on certain products or services for particular time periods to manage fund expenses, or for other reasons, and to help retain or increase managed assets. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced. During the last two years, several of our key equity asset managers have not produced strong investment performance, on a relative basis, and, in some cases, an absolute basis, in certain products or accounts that they manage. These investment performance issues may have hindered the ability of these asset managers to grow their assets under management and revenues and, in some cases, have contributed to a significant reduction in their assets under management and revenues and a reduction in performance fees. There can be no assurance as to when, or if, these investment performance issues, or the resulting effects on the managers’ assets under management and revenues, will be resolved. Moreover, even if investment performance should improve in the short term, in some cases there may be a lag before that performance produces a positive effect on the managers’ assets under management or revenues.

Assets Under Management May Be Withdrawn, Which May Reduce our Revenues and Net Income

Our investment advisory and administrative contracts are generally terminable at will or upon relatively short notice, and investors in the mutual funds that we manage may redeem their investments in the funds at any time without prior notice. Institutional and individual clients can terminate their relationships with us, reduce the aggregate amount of assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, changes in investment preferences of clients, changes in our reputation in the marketplace, changes in management or control of clients or third party distributors with whom we have relationships, loss of key investment management or other personnel and financial market performance. This risk is underscored by the fact that we have one international client that represents approximately 5% of our total assets under management (although it generates less than 1% of our operating revenues). In addition, in a declining stock market, the pace of mutual fund redemptions and withdrawal of assets from other accounts could accelerate. Poor investment performance generally or relative to other investment management firms tends to result in decreased purchases of fund shares, increased redemptions of fund shares, and the loss of institutional or individual accounts. During fiscal year 2008, our assets under management decreased from $969 billion at March 31, 2007 to $950 billion at March 31, 2008. One driver of this decrease was $26 billion in net client outflows (of which $44 billion was outflows from equity assets offset, in part, by $18 billion in inflows from fixed income and liquidity assets). During the quarter ended March 31, 2008, our assets under management declined by $48 billion, primarily as a result of market depreciation of $28 billion and net asset client outflows of $19 billion. This decrease in our assets under management reduced our revenues and our operating income.

If We Are Unable to Maintain our Fee Levels or If Our Asset Mix Changes, our Revenues and Margins Could Be Reduced

Our profit margins and net income are dependent in significant part on our ability to maintain current fee levels for the products and services that our asset managers offer. There has been a trend toward lower fees in some segments of the asset management industry, and no assurances can be given that we will be able to maintain our current fee structure. Competition could lead to our asset managers reducing the fees that they charge their clients for products and services. See “— Competition in the Asset Management Industry Could Reduce our Revenues and Net Income.” In addition, our asset managers may be required to reduce their fee levels, or restructure the fees they charge, because of, among other things, regulatory initiatives or proceedings that are either industry-wide or specifically targeted or court decisions. For example, several firms in the mutual fund business agreed to reduce the management fees that they charge registered mutual funds as part of regulatory settlements. A reduction or other change in the fees that our asset managers charge for their products and services will reduce our revenues and could reduce our net income. These factors also could inhibit our ability to increase fees for certain products.

Our assets under management can generate very different revenues per dollar of managed assets based on factors such as the type of asset managed — equity assets generally produce greater revenues than fixed income assets, the type of client — institutional clients generally pay lower fees than other clients, the type of asset management product or service provided and the fee schedule of the asset manager providing the service. A shift in the mix of our assets under management from higher revenue-generating assets to lower revenue-generating assets may result in a decrease in our revenues even if our aggregate level of assets under management remains unchanged or increases. A decrease in our revenues, without a commensurate reduction in expenses, will reduce our net income. We experienced such a shift in the mix of our assets under management to a modest extent during certain of the quarters in fiscal year 2007. During fiscal year 2008, we experienced such a shift to a greater extent, as our equity assets under management declined from $338 billion (35% of our total assets under management) to $272 billion (29% of our total assets under management). During the quarter ended March 31, 2008, our equity assets under management decreased by 15%, from $321 billion at December 31, 2007 to $272 billion at March 31, 2008.

Our Mutual Fund Management Contracts May Not Be Renewed, Which May Reduce our Revenues and Net Income

A substantial portion of our revenues comes from managing U.S. mutual funds. We generally manage these funds pursuant to management contracts with the funds that must be renewed and approved by the funds’ boards of directors annually. A majority of the directors of each mutual fund are independent from us. Although the funds’ boards of directors have historically approved each of our management contracts, there can be no assurance that the board of directors of each fund that we manage will continue to approve the fund’s management contract each year, or will not condition its approval on the terms of the management contract being revised in a way that is adverse to us. If a mutual fund management contract is not renewed, or is revised in a way that is adverse to us, it could result in a reduction in our revenues and, if our revenues decline without a commensurate reduction in our expenses, our net income will be reduced.

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

Increases in Interest Rates Could Have Adverse Effects on our Fixed Income and Liquidity Assets Under Management

Increases in interest rates from their present levels may adversely affect the net asset values of our assets under management. In addition, in a rising interest rate environment institutional investors may shift liquidity assets that we manage in pooled investment vehicles to direct investments in the types of assets in which the pooled vehicles invest in order to realize higher yields. Furthermore, increases in interest rates may result in reduced prices in equity markets. Any of these effects could lower our assets under management and revenues and, if our revenues decline without a commensurate reduction in our expenses, our net income will be reduced.

Competition in the Asset Management Industry Could Reduce our Revenues and Net Income

The asset management industry in which we are engaged is extremely competitive and we face substantial competition in all aspects of our business. We compete with numerous international and domestic asset management firms and broker-dealers, mutual fund complexes, hedge funds, commercial banks, insurance companies, other investment companies and other financial institutions. Many of these organizations offer products and services that are similar to, or compete with, those offered by our asset managers and have substantially more personnel and greater financial resources than we do. Some of these competitors have proprietary products and distribution channels that make it more difficult for us to compete with them. In addition, many of our competitors have long-standing and established relationships with distributors and clients. From time to time, our asset managers also compete with each other for clients and assets under management. Our ability to compete may be adversely affected if, among other things, our asset managers lose key employees or under-perform in comparison to relevant performance benchmarks or peer groups.

A sizable number of new asset management firms and mutual funds have been established in the last fifteen years, increasing our competition. In addition, the asset management industry has experienced consolidation as numerous asset management firms have either been acquired by other financial services firms or ceased operations. In many cases, this has resulted in firms with greater financial resources than we have. In addition, a number of heavily capitalized companies, including commercial banks and foreign entities have made investments in and acquired asset management firms. Access to mutual fund distribution channels has also become increasingly competitive. All of these factors could make it more difficult for us to compete, and no assurance can be given that we will be successful in competing and growing our assets under management and business. If clients and potential clients decide to use the services of competitors, it could reduce our revenues and growth rate, and if our revenues decrease without a commensurate reduction in our expenses, our net income will be reduced. In addition, our asset managers are not typically the lowest cost provider of asset management services. To the extent that we compete on the basis of price in any of our businesses, we may not be able to maintain our current fee structure in that business, which could adversely affect our revenues and net income.

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

The acquisition of the former CAM business gave rise to all of the risks discussed above. In addition, there is no assurance that we will continue to receive the expected benefits of the CAM business acquisition, including expected resulting cost savings. If we are unable to retain key personnel of the former CAM business, or the business’ client relationships and managed assets, it could adversely affect our business. Any of these risks could reduce our revenues or increase our expenses, which could adversely affect our net income.

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

Regulatory Matters May Negatively Affect our Business and Results of Operations

Our business is subject to regulation by various regulatory authorities that are charged with protecting the interests of our clients. We could be subject to civil liability, criminal liability, or sanction, including revocation of our subsidiaries’ registrations as investment advisers, revocation of the licenses of our employees, censures, fines, or temporary suspension or permanent bar from conducting business, if we violate such laws or regulations. Any such liability or sanction could have a material adverse effect on our financial condition, results of operations, and business prospects. In addition, the regulatory environment in which we operate frequently changes and has seen significant increased regulation in recent years. In particular, we have incurred significant additional costs in recent years as a result of regulatory changes affecting U.S. mutual funds. We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations. For example, we note that federal government officials recently have proposed significant changes to the regulatory structure of the financial services industry. Our business and results of operations can also be adversely affected by federal, state and foreign regulatory issues and proceedings.

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

In October 2006, we and several of our officers, former officers and directors were named as defendants in two related civil actions filed in the U.S. District Court for the Southern District of New York. The two civil actions were consolidated and on April 16, 2007, the plaintiffs filed an amended complaint in the consolidated action. The amended complaint names only Legg Mason, two of its current officers and the underwriter in a secondary stock offering as defendants. The complaint alleges that the defendants violated the Securities Exchange Act of 1934 and the Securities Act of 1933 by making misleading statements to the public and omitting certain material facts with respect to the acquisition of the CAM business in a prospectus for a secondary stock offering and in other public statements in order to artificially inflate the price of our common stock. The complaint seeks certification of a class of shareholders who purchased our common stock between February 1, 2006 and October 10, 2006 and who purchased stock in a secondary public offering around March 9, 2006 and seeks unspecified damages. On March 17, 2008, the complaint was dismissed. A notice of appeal of this dismissal was filed in the 2nd Circuit Court of Appeals on April 16, 2008.

Insurance May Not Be Available on a Cost Effective Basis to Protect us From Liability

We face the inherent risk of liability related to litigation from clients, third party vendors or others and actions taken by regulatory agencies. To help protect against these potential liabilities, we purchase insurance in amounts, and against risks, that we consider appropriate, where such insurance is available at prices we deem acceptable. There can be no assurance, however, that a claim or claims will be covered by insurance or, if covered, will not exceed the limits of available insurance coverage, that any insurer will remain solvent and will meet its obligations to provide us with coverage or that insurance coverage will continue to be available with sufficient limits at a reasonable cost. Over the last several years, insurance expenses have increased significantly and we expect further increases to be significant going forward. In addition, certain insurance coverage may not be available or may only be available at prohibitive costs. Renewals of insurance policies may expose us to additional costs through higher premiums or the assumption of higher deductibles or co-insurance liability.

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

Our Business is Subject to Numerous Operational Risks

We face numerous operational risks related to our business on a day-to-day basis. Among other things, we must be able to consistently and reliably obtain securities pricing information, process client and investor transactions and provide reports and other customer service to our clients and investors. Any failure to keep current and accurate books and records can render us liable to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our clients. If any of our financial, portfolio accounting or other data processing systems do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer an impairment to our liquidity, a financial loss, a disruption of our businesses, liability to clients, regulatory problems or damage to our reputation. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings. In addition, our operations are dependent upon information from, and communications with, third parties, and operational problems at third parties may adversely affect our ability to carry on our business.

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

Potential Impairment of Goodwill and Intangible Assets Could Increase our Expenses and Reduce our Assets

Determining goodwill and intangible assets, and evaluating them for impairment, requires significant management estimates and judgment, including estimating value and assessing life in connection with the allocation of purchase price in the acquisition creating them. Our goodwill and intangible assets may become impaired as a result of any number of factors, including losses of investment management contracts or declines in the value of managed assets. Any impairment of goodwill or intangibles could have a material adverse effect on our results of operations. For example, during the quarter ended March 31, 2008, we took an impairment charge of $151 million ($95 million, net of tax). This charge related to investment management contracts we acquired in the 2001 acquisition of one of our Wealth Management subsidiaries. We have written these contracts down because certain clients have withdrawn funds under, or terminated, these contracts (thus reducing our cash flows from them). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Intangible Assets and Goodwill.”

Performance-Based Fee Arrangements May Increase the Volatility of our Revenues

A portion of our investment advisory and related fee revenues is derived from performance fees. Our asset managers earn performance fees under certain client agreements if the investment performance in the portfolio meets or exceeds a specified benchmark. If the investment performance does not meet or exceed the investment return benchmark for a particular period, the asset manager will not generate a performance fee for that period and, if the benchmark is based on cumulative returns, the asset managers’ ability to earn performance fees in future periods may be impaired. In particular, recent investment performance issues have had a negative effect on the performance fees we earn. We earned $37.5 million in performance fees in the quarter ended March 31, 2007, $50.8 million in performance fees in the quarter ended December 31, 2007 (due to the periods over which many performance fees are measured, the December quarter is likely to be the highest performance fee quarter) but only $3.3 million in performance fees for the quarter ended March 31, 2008. Our performance fees have generally increased as a result of the November 2005 acquisition of Permal, a fund-of-hedge funds manager that receives performance fees in addition to the fees earned by its underlying hedge fund managers. Performance fees may become more common in our industry. An increase in performance fees, or in performance-based fee arrangements with our clients, could create greater fluctuations in our revenues.

We Are Exposed to a Number of Risks Arising From our International Operations

Our asset managers operate in a number of jurisdictions outside of the United States on behalf of international clients. We have offices in numerous countries and many cross border and local proprietary funds that are domiciled outside the United States. Our international operations require us to comply with the legal requirements of various foreign jurisdictions, expose us to the political consequences of operating in foreign jurisdictions and subject us to expropriation risks, expatriation controls and potential adverse tax consequences which, among other things, make it more difficult to repatriate to the United States the cash that we generate outside the U.S. Our foreign business operations are also subject to the following risks:

•	difficulty in managing, operating and marketing our international operations;

•	fluctuations in currency exchange rates which may result in substantial negative effects on assets under management and revenues; and

•	significant adverse changes in foreign legal and regulatory environments.

We Rely on Third Parties to Distribute our Mutual Funds and Certain Other Products

In the transaction in which we acquired the CAM business, we transferred our retail securities brokerage and capital markets businesses to Citigroup. Prior to the closing of the transaction, our retail securities brokerage business had been the primary retail distributor of the Legg Mason Funds and both our retail brokerage and our capital markets businesses had distributed a number of our other asset management products and services. As a result of the transaction, we have been moving to an “open architecture” distribution model and now utilize third party distributors for many of our asset management products and services, which may expose us to risks resulting from the fact that we do not control the distributors. For example, we must compensate the distributors for selling our products and services in amounts that are agreed between them and us but which, in many cases, are largely determined by the distributor. In addition, these distributors generally offer their clients various investment products and services, including proprietary products and services, in addition to and in competition with our products and services.

Pursuant to a Global Distribution Agreement we entered into with Citigroup, Citigroup has agreed to distribute certain of our asset management products and services, including the Legg Mason Funds and the Legg Mason Partners Funds, through its various distribution businesses, and we have agreed that, subject to a few exceptions,

Citigroup’s retail securities brokerage will be the exclusive retail distributor of the Legg Mason Funds that are managed by Legg Mason Capital Management for a period of up to three years. The former CAM business has historically relied upon Citigroup’s distribution businesses to be the primary distributor of its products and services, and we expect this reliance to continue for some time despite the fact that CAM is no longer under common ownership with the distributors. The majority of the aggregate assets managed by our Managed Investments division were distributed through Citigroup’s various distribution businesses. While the Citigroup and other distributors are compensated for distributing our products and services, there can be no assurances that we will be successful in distributing the Legg Mason Funds and our other products and services, including those managed or offered by ClearBridge and other former CAM businesses, through Citigroup’s distributors, that we will be successful in distributing our products and services through other third party distributors, or that the transfer of our retail securities brokerage and capital markets businesses will not have an adverse effect on our ability to distribute, or the costs of distributing, our products and services. If we are unable to distribute our products and services successfully, it will adversely affect our revenues and net income, and any increase in distribution related expenses could adversely affect our net income.

Distribution fees paid to mutual fund distributors in accordance with Rule 12b-1 promulgated under the Investment Company Act of 1940 (“Rule 12b-1”) are a critical element in the distribution of a number of the mutual funds that we manage. There have been recent suggestions from regulatory agencies and other industry participants that Rule 12b-1 distribution fees in the mutual fund industry should be reconsidered and, potentially, reduced, eliminated or significantly restructured. We believe that distribution related fees paid to financial advisors will remain a key element in the mutual fund industry. However, an industry-wide reduction or restructuring of Rule 12b-1 distribution fees could have a material adverse effect on our ability to distribute certain of the mutual funds we sponsor and, potentially, on our revenue and net income.

Our Entry into the Funds-of-Hedge Funds Business has Created a Number of Risks

Permal operates in the international funds-of-hedge funds business, a portion of the asset management business in which we had not been engaged before we acquired Permal. The funds-of-hedge funds business and Permal have both grown rapidly over the last several years, and no assurances can be given that this growth will continue or these growth rates will be maintained. The funds-of-hedge funds business typically involves clients being charged fees on two levels — at the funds-of-funds level and at the underlying funds level. These fees may include management fees and performance fees. There is no assurance that Permal will not be forced to change its fee structures by competitive or other pressures or that Permal’s fee structures will not hamper its growth. In addition, Permal may generate significant performance fees from time to time, which could increase the volatility of our revenues. See “— Performance-Based Fee Arrangements May Increase the Volatility of our Revenues.” Because Permal operates in the funds-of-hedge funds business globally, it is exposed to a number of regulatory authorities and requirements in different jurisdictions.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We lease all of our office space. However, we have entered into an agreement under which we expect to purchase the building housing certain of our back office and support operations by the end of fiscal year 2012. Our headquarters and certain other functions are located in an office building in Baltimore, Maryland in which we currently hold under lease approximately 380,000 square feet. We have signed a lease to move our headquarters to a new building that will be built in Baltimore when the term of our current headquarters lease expires in September 2009. In the new headquarters building, we will lease approximately 373,000 square feet.

Our asset managers and other subsidiaries are housed in office buildings in 35 cities in 17 countries around the world. The largest of the leases include:

•

ClearBridge Advisors, Western Asset Management and our distribution and administrative services subsidiaries currently occupy approximately 132,000 square feet in an office building located in New York, New York in which we hold under lease approximately 195,000 square feet. The remaining 63,000 square feet will be subleased to a third party commencing in fiscal year 2009;

•	Our distribution and administrative services subsidiaries occupy approximately 203,000 square feet in an office building located in Stamford, Connecticut; and

•	Western Asset Management Company’s headquarters is housed in an office building in Pasadena, California in which we occupy approximately 194,000 square feet.

See Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Report for a discussion of our lease obligations.

ITEM 3. LEGAL PROCEEDINGS.

Our current and former subsidiaries are the subject of customer complaints, have been named as defendants or co-defendants in various lawsuits alleging substantial damages and have been involved in certain governmental and self-regulatory agency investigations and proceedings. These proceedings arise primarily from asset management, securities brokerage, and investment banking activities. Some of these proceedings relate to public offerings of securities in which one or more of our prior subsidiaries participated as a member of the underwriting syndicate. We are also aware of litigation against certain underwriters of offerings in which one or more of our former subsidiaries was a participant, but where the former subsidiary is not now a defendant. In these latter cases, it is possible that we may be called upon to contribute to settlements or judgments. In the Citigroup transaction, we transferred to Citigroup the subsidiaries that constituted our private client brokerage and capital markets businesses, thus transferring the entities that would have primary liability for most of the customer complaint, litigation and regulatory liabilities and proceedings arising form those businesses. However, as part of that transaction, we agreed to indemnify Citigroup for most customer complaint, litigation and regulatory liabilities of our former private client brokerage and capital markets businesses that result from pre-closing events. In addition, the asset management business we acquired from Citigroup is a defendant in a number of legal actions, including class action litigation, arising from pre-closing asset management activities, some of which seek substantial damages. That business is also involved in certain regulatory matters related to its business activities prior to the closing. Under the terms of the transaction agreement with Citigroup, Citigroup has agreed to indemnify us for certain legal matters, including all currently known pre-closing legal matters, of the former CAM business. While the ultimate resolution of threatened and pending litigation and other matters cannot be currently determined, in the opinion of our management, after consultation with legal counsel, the resolution of these matters will not have a material adverse effect on our financial position. However, our results of operations could be materially affected during any period if liabilities in that period differ from our prior estimates, and our cash flows could be materially impacted during any period in which these matters are resolved. See Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Report.

In October 2006, Legg Mason and several of its officers, former officers and directors were named as defendants in two related civil actions filed in the U.S. District Court for the Southern District of New York. The two civil actions were consolidated and on April 16, 2007, the plaintiffs filed an amended complaint in the consolidated action. The amended complaint names only Legg Mason, two of its current officers and the underwriter in a secondary stock offering as defendants. The complaint alleges that the defendants violated the Securities Exchange Act of 1934 and the Securities Act of 1933 by making misleading statements to the public and omitting certain material facts with respect to the acquisition of the CAM business in a prospectus for a secondary stock offering and in other public statements in order to artificially inflate the price of Legg Mason common stock. The complaint seeks certification of a class of shareholders who purchased Legg Mason common stock between February 1, 2006 and October 10, 2006 and who purchased stock in a secondary public offering around March 9, 2006 and seeks unspecified damages. We intend to defend the action vigorously. On March 17, 2008, the complaint was dismissed with prejudice. The plaintiffs filed a notice of appeal of that dismissal on April 16, 2008. We cannot accurately predict the eventual outcome of the appeal at this point and there can be no assurance that the action will not have a material adverse effect on Legg Mason.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

Information (not included in our definitive proxy statement for the 2008 Annual Meeting of Stockholders) regarding certain of our executive officers is as follows:

Mike Abbaei, age 47, was elected Executive Vice President of Legg Mason in July 2007. Mr. Abbaei is Legg Mason’s Chief Information and Operations Officer with primary responsibility for our operations and technology. Since joining us in 1995, Mr. Abbaei has also served as the President of Legg Mason Technology Services, Inc., our wholly owned subsidiary, which provides outsourcing technology and operation services for various asset management firms including our affiliates.

Peter L. Bain, age 49, was elected Senior Executive Vice President of Legg Mason in July 2004 and currently has primary responsibility for the businesses in our Institutional and Wealth Management divisions and directs our corporate marketing and communications department. Mr. Bain became Executive Vice President of Legg Mason in July 2001 and was responsible for our administrative functions from July 2003 through December 2005. Mr. Bain previously served as head of our Wealth Management division from June 2000 through July 2003.

F. Barry Bilson, age 55, was elected Senior Vice President of Legg Mason in October 1998. Mr. Bilson was Vice President-Finance of Legg Mason from June 1984 through October 1998. Mr. Bilson has served in various financial management capacities since joining us in 1981 and presently has responsibility for investor relations and business development projects. Mr. Bilson is a certified public accountant.

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

Ronald R. Dewhurst, age 55, was elected Senior Managing Director of Legg Mason in January 2008 and is the head of our International Asset Management business. Mr. Dewhurst served as the Chief Executive Officer of I00F, an investment management company in Australia from 2004 to 2007. From 1993 to 2002, he held various positions at J.P. Morgan Investment Management and J.P. Morgan Fleming Asset Management including Head of Asian Equities, Hong Kong; Head of European Equities, London and Head of the Americas, New York. He was also a member of the J.P. Morgan Global Committee for Private Banking and Asset Management.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of Legg Mason, Inc. common stock are listed and traded on the New York Stock Exchange (symbol LM). As of March 31, 2008, there were approximately 2,010 holders of record of Legg Mason common stock. Information with respect to our dividends and stock prices is as follows:

	Quarter ended
	Mar. 31	Dec. 31	Sept. 30	June 30
Fiscal 2008
Cash dividend declared per share	$0.24	$0.24	$0.24	$0.24
Stock price range:
High	74.75	87.04	102.05	105.87
Low	52.72	68.48	77.84	94.15
Fiscal 2007
Cash dividend declared per share	$0.21	$0.21	$0.21	$0.18
Stock price range:
High	110.17	105.88	102.73	127.47
Low	93.16	84.40	81.05	92.07

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

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of March 31, 2008.

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	6,380,875	(1)	65.81	(2)	11,280,892	(3)(4)
Equity compensation plans not approved by stockholders	17,816	(5)	—	(6)	—	(7)

Total	6,398,691	(1)(5)	65.81	(2)(6)	11,280,892	(3)(4)(7)

(1)	Includes 517,857 shares of Legg Mason Common Stock (“Common Stock”) that are held in a trust pending distribution of phantom stock units. The phantom stock units, which are converted into shares of Common Stock on a one-for-one basis upon distribution, were granted to plan participants upon their deferral of compensation or dividends paid on phantom stock units. When amounts are deferred, participants receive a number of phantom stock units equal to the deferred amount divided by 90% to 95% of the fair market value of a share of Common Stock. Also includes 16,193 restricted stock units granted to non-employee directors as equity compensation that are converted into shares of Common Stock on a one-for-one basis upon distribution.

(2)	Does not include phantom stock units or restricted stock units that will be converted into Common Stock on a one-for-one basis upon distribution at no additional cost, and were acquired as described in footnote (1).
(3)	In addition, an unlimited number of shares of Common Stock may be issued under the Legg Mason & Co, LLC Deferred Compensation/Phantom Stock Plan upon the distribution of phantom stock units that may be acquired in the future as described in footnote (1).
(4)	7,209,136 of these shares may be issued under our omnibus equity plan as stock options, restricted or unrestricted stock grants or any other form of equity compensation. 540,906 of these shares may be issued under the Legg Mason, Inc. Equity Plan for Non-Employee Directors as grants of stock or restricted stock units. 3,530,850 of these shares may be purchased under our employee stock purchase plan, which acquires the shares that are purchased thereunder in the open market.
(5)	Includes 2,629 shares of Common Stock that are held in a trust pending distribution of phantom stock units. The phantom stock units, which are converted into shares of Common Stock on a one-for-one basis upon distribution, were granted to plan participants upon their deferral of compensation or dividends paid on phantom stock units or receipt of the right to receive deferred bonuses. When amounts were deferred, participants received a number of phantom stock units equal to the deferred amount divided by the fair market value, or 95% of the fair market value, of a share of Common Stock. Also includes 15,187 shares of Common Stock issuable under the Howard Weil Plan (as defined below).
(6)	Phantom stock units are converted into Common Stock on a one-for-one basis upon distribution at no additional cost, and were acquired as described in footnote (5). The Howard Weil Plan provides for the issuance of shares of Common Stock upon the occurrence of certain events at no additional cost to the recipient. However, these rights were acquired upon the recipients’ deferral of compensation or dividends on rights held with a value equal to the market value of the shares acquirable under the plan.
(7)	Effective December 1, 2005, we terminated all of our phantom stock and retention plans that had not been approved by our stockholders and commenced making distributions to participants thereunder. Under the terms of these plans, distributions will be made over a period of 1-3 years. Under the Howard Weil Plan, 15,187 shares of Common Stock are currently held in a trust to be issued under the plan. However, dividends on these shares are reinvested in the right to receive additional shares of Common Stock, which are purchased in the market to fulfill this obligation.

We have three equity compensation plans that have not been approved by our stockholders. Effective December 1, 2005, in connection with the sale of our private client brokerage and capital markets businesses, we terminated all of our phantom stock and retention plans that had not been approved by our stockholders. In connection with this termination, we accelerated the vesting of awards under the plans and commenced distributing shares to participants. Under the terms of these plans, distributions will be made over a period of 1-3 years. For all of these plans, we have issued to a trust shares of our Common Stock that are available for distributions under the plans. Our equity compensation plans that have not been approved by our stockholders are:

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

Legg Mason Wood Walker, Incorporated Private Client Group Deferred Compensation Plan (“PCG Plan”) and Financial Advisor Retention Plan (“FA Plan”)

Under the PCG Plan, financial advisors in our private client brokerage business were eligible to earn deferred bonuses in each calendar year based upon several performance measures. In calendar year 2002, the PCG Plan was replaced with the FA Plan, under which financial advisors in our private client brokerage business were eligible to earn in each calendar year the right to receive future retention bonuses based upon several performance measures. Deferred bonuses under the PCG Plan and future retention bonuses under the FA Plan were deemed invested in either an interest account or a “phantom stock” account. Amounts deemed invested in phantom stock accounts were credited as a number of phantom stock units based on a unit price equal to the market price for a share of Common Stock. The number of phantom stock units credited to an account will be adjusted until the bonuses are payable to account for any stock dividends, stock splits and similar events. Effective December 1, 2005, we terminated the PCG Plan and FA Plan. In connection with this termination, we accelerated the vesting of all awards under the plans and commenced making distributions or paying deferred bonuses to participants. The majority of participants have received full distributions/deferred bonuses. However, distributions to some participants under the PCG Plan and the FA Plan will be made over a period of three years. Participants in the PCG Plan receive upon distribution a number of shares of Common Stock equal to the number of phantom stock units that are to be distributed, or cash in the amount of the balance of the interest account to be distributed. Participants in the FA Plan receive as payment of retention bonuses a number of shares of Common Stock equal to the number of phantom stock units that are to be distributed, or cash in the amount of the balance of the interest account to be distributed.

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

Purchases of our Common Stock

The following table sets out information regarding our purchases of Common Stock during the quarter ended March 31, 2008

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs(2)	(d) Maximum number of shares that may yet be purchased under the plans or programs(2)
January 1, 2008 Through January 31, 2008	498	$69.71	—	3,900,000
February 1, 2008 Through February 29, 2008	—	—	—	3,900,000
March 1, 2008 Through March 31, 2008	—	—	—	3,900,000

Total	498	$69.71	—	3,900,000

(1)	All shares were acquired through the surrender of shares by option holders to pay the exercise price of stock options.

(2)	On July 19, 2007, we announced that our Board of Directors authorized Legg Mason to purchase 5.0 million shares of Legg Mason common stock in open-market purchases. There was no expiration date attached to this authorization.

In February, 2008, we purchased and cancelled 2.5 shares of our Series A Non-Voting Convertible Preferred Stock. This preferred stock was convertible into 2.5 million shares of our common stock. The purchase was authorized by the Finance Committee of our Board of Directors on January 8, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

(Dollars in thousands, except per share amounts or unless otherwise noted)

	Years Ended March 31,
	2008	2007	2006	2005	2004
OPERATING RESULTS(1)
Operating revenues	$4,634,086	$4,343,675	$2,645,212	$1,570,700	$1,153,076
Operating expenses	3,583,910	3,315,377	1,965,482	1,081,583	826,828
Operating income	1,050,176	1,028,298	679,730	489,117	326,248
Other income (expense)	(606,305)	15,556	35,732	(18,359)	(24,685)
Income from continuing operations before income tax provision and minority interests	443,871	1,043,854	715,462	470,758	301,563
Income tax provision	175,995	397,612	275,595	175,334	114,223
Income from continuing operations before minority interests	267,876	646,242	439,867	295,424	187,340
Minority interests, net of tax	(266)	4	(6,160)	—	—
Income from continuing operations	267,610	646,246	433,707	295,424	187,340
Income from discontinued operations, net of tax	—	—	66,421	113,007	103,943
Gain on sale of discontinued operations, net of tax	—	572	644,040	—	6,481
Net income	$267,610	$646,818	$1,144,168	$408,431	$297,764
PER SHARE(2)
Net income per share:
Basic
Income from continuing operations	$1.88	$4.58	$3.60	$2.86	$1.87
Income from discontinued operations	—	—	0.55	1.09	1.04
Gain on sale of discontinued operations	—	—	5.35	—	0.06
	$1.88	$4.58	$9.50	$3.95	$2.97
Diluted
Income from continuing operations	$1.86	$4.48	$3.35	$2.56	$1.68
Income from discontinued operations	—	—	0.51	0.97	0.91
Gain on sale of discontinued operations	—	—	4.94	—	0.06
	$1.86	$4.48	$8.80	$3.53	$2.65
Weighted average shares outstanding:(2)
Basic	142,018	141,112	120,396	103,428	100,292
Diluted	143,976	144,386	130,279	117,074	114,049
Dividends declared	$.960	$.810	$.690	$.550	$.373
BALANCE SHEET
Total assets	$11,830,352	$9,604,488	$9,302,490	$8,219,472	$7,282,483
Long-term debt	2,257,773	1,112,624	1,202,960	811,164	794,238
Total stockholders’ equity	6,620,503	6,541,490	5,850,116	2,293,146	1,559,610
FINANCIAL RATIOS AND OTHER DATA
Cash income from continuing operations per diluted share (non-GAAP)(3)	$3.25	$5.86	$4.10	$3.17	$1.98
Profit margin:(4)
Pre-tax	9.6%	24.0%	27.0%	30.0%	26.2%
After-tax	5.8%	14.9%	16.6%	18.8%	16.2%
Total debt to total capital(5)	29.4%	14.5%	18.0%	26.1%	33.7%
Assets under management (in millions)	$950,122	$968,510	$867,550	$374,529	$286,168
Full-time employees	4,220	4,030	3,820	5,580	5,250

(1)	Reflects results of CAM and Permal since acquisition in fiscal 2006 and discontinued private client, capital markets and mortgage banking and servicing operations, where applicable.
(2)	Adjusted to reflect September 2004 stock split, where applicable. Diluted earnings per share and weighted average diluted shares outstanding have been restated as required by EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” where applicable.
(3)	Cash income from continuing operations is a non-GAAP performance measure we define as income from continuing operations, plus amortization and deferred taxes related to intangible assets. See Supplemental Non-GAAP information in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(4)	Calculated based on income from continuing operations before minority interests.
(5)	Calculated based on total debt as a percentage of total capital (total stockholders’ equity plus total debt) as of March 31.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Legg Mason, Inc., a holding company, with its subsidiaries (which collectively comprise “Legg Mason”) is a global asset management firm. Acting through our subsidiaries, we provide investment management and related services to institutional and individual clients, company-sponsored mutual funds and other investment vehicles. We offer these products and services directly and through various financial intermediaries. We have operations principally in the United States of America and the United Kingdom and also have offices in Australia, Bahamas, Brazil, Canada, Chile, China, Dubai, France, Germany, Italy, Japan, Luxembourg, Poland, Singapore, Spain and Taiwan.

We operate in one reportable business segment, Asset Management, with three divisions: Managed Investments, Institutional, and Wealth Management. Managed Investments is primarily engaged in providing investment advisory services to proprietary investment funds or to retail separately managed account programs. Institutional focuses on providing asset management services to institutional clients. Wealth Management is primarily focused on providing asset management services to high net worth individuals and families and endowments and includes our funds-of-hedge funds business. See Note 19 of Notes to Consolidated Financial Statements for additional information regarding the aggregation of operating segments for financial reporting purposes.

Our operating revenues primarily consist of investment advisory fees, from separate accounts and funds, and distribution and service fees. Investment advisory fees are generally calculated as a percentage of the assets of the investment portfolios that we manage. In addition, performance fees may be earned under certain investment advisory contracts for exceeding performance benchmarks. Distribution and service fees are fees received for distributing investment products and services or for providing other support services to investment portfolios, and are generally calculated as a percentage of the assets in an investment portfolio or as a percentage of new assets added to an investment portfolio. Our revenues, therefore, are dependent upon the level of our assets under management, and thus are affected by factors such as securities market conditions, our ability to attract and maintain assets under management and key investment personnel, and investment performance. The fees that we charge for our investment services vary based upon factors such as the type of underlying investment product, the amount of assets under management, and the type of services (and investment objectives) that are provided. Fees charged for equity asset management services are generally higher than fees charged for fixed income and liquidity asset management services. Accordingly, our revenues will be affected by the composition of our assets under management. In addition, in the ordinary course of our business, we may reduce or waive investment management fees, or limit total expenses, on certain products or services for particular time periods to manage fund expenses, or for other reasons, and to help retain or increase managed assets. Under revenue sharing agreements, our subsidiaries retain different percentages of revenues to cover their costs, including compensation. As such, our net income, profit margin and compensation as a percentage of operating revenues are impacted based on which subsidiaries generate our revenues, and a change in assets under management at one subsidiary can have a dramatically different effect on our revenues and earnings than an equal change at another subsidiary.

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

During much of fiscal 2008, and continuing thereafter, the fixed income markets have endured substantial turmoil. One effect of this turmoil was that liquidity in the markets for many types of asset backed commercial paper and medium term notes issued by structured investment vehicles (“SIVs”) became substantially reduced. As a result, we entered into several transactions during the fiscal year to provide support to liquidity funds that are managed by our asset managers that had invested in SIV-issued securities. These transactions resulted in aggregate charges during fiscal year 2008 of $608.3 million ($313.7 million, net of income taxes and compensation related adjustments).

On December 1, 2005, we completed a strategic acquisition to become a pure asset management company in which we transferred our Private Client and Capital Markets businesses (“PC/CM”) to Citigroup Inc. (“Citigroup”) as a portion of the consideration in exchange for substantially all of Citigroup’s asset management business (“CAM”). Prior to the closing of this transaction, we reported the PC/CM businesses as separate business segments. However, both businesses are now included in discontinued operations for fiscal 2006 as described below. Effective November 1, 2005, we also purchased Permal Group Ltd (“Permal”), a leading global funds-of-hedge funds manager, to expand our global asset management business. See Notes 2 and 3 of Notes to the Consolidated Financial Statements for additional information related to the transaction with Citigroup and the acquisition of Permal.

As a result of the sale of our PC/CM businesses to Citigroup, distribution fees earned on company-sponsored investment funds are reported in continuing operations as distribution fee revenue, of which a substantial portion is passed through to third parties, including parties that were related prior to the sale, as distribution and servicing expense. All periods presented reflect this change.

Discontinued Operations

As a result of the sale of the PC/CM businesses in fiscal 2006, the results of the Private Client and Capital Markets segments are reflected in discontinued operations.

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

All references to fiscal 2008, 2007 or 2006 refer to our fiscal year ended March 31 of that year. Terms such as “we,” “us,” “our,” and “company” refer to Legg Mason.

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

The financial environment globally and in the United States was volatile during fiscal 2008 and challenging market conditions persisted throughout most of our fiscal year. Continued contraction in worldwide credit markets due in part to sub-prime lending issues, which began in the summer of 2007, a weaker U.S. dollar, major write-downs related to the credit crisis within the financial sector, and record high oil prices continued to concern investors about the state of the U.S. and global economies. As a result, all three major U.S. equity market indices declined during the fiscal year. The Dow Jones Industrial Average,(1) NASDAQ Composite Index(2) and the S&P 500(3) were down 1%, 6% and 7%, respectively, for the fiscal year. In addition, during fiscal 2008 the Federal Reserve reduced the federal funds rate to 2.25% at March 31, 2008, down from 5.25% a year ago in an effort to ease the impact of the credit crisis. The financial environment in which we operate continues to be challenging moving into fiscal 2009. We expect the challenges presented by the credit markets to persist throughout the next fiscal year. We cannot predict how these uncertainties will impact the Company’s results.

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

The following table sets forth, for the periods indicated, items in the Consolidated Statements of Income as a percentage of operating revenues and the increase (decrease) by item as a percentage of the amount for the previous period:

	Percentage of Operating Revenues			Period to Period Change(1)
	2008	Years Ended March 31, 2007	2006	2008 Compared to 2007	2007 Compared to 2006
Operating Revenues
Investment advisory fees
Separate accounts	31.6%	33.3%	41.6%	1.3%	31.3%
Funds	50.1	46.5	37.6	14.7	103.5
Performance fees	2.9	3.3	3.8	(6.7)	40.0
Distribution and service fees	14.9	16.5	16.1	(3.4)	68.3
Other	0.5	0.4	0.9	53.9	(28.7)

Total operating revenues	100.0	100.0	100.0	6.7	64.2

Operating Expenses
Compensation and benefits	33.9	36.1	42.6	0.1	39.2
Distribution and servicing	27.5	27.5	21.2	6.5	112.9
Communications and technology	4.2	4.0	3.4	10.7	95.2
Occupancy	2.8	2.3	1.9	29.2	96.7
Amortization of intangible assets	1.2	1.6	1.5	(16.3)	77.9
Impairment of management contracts	3.3	—	—	n/m	n/m
Litigation award settlement	—	—	(0.3)	n/m	n/m
Other	4.4	4.8	4.0	0.9	96.2

Total operating expenses	77.3	76.3	74.3	8.1	68.7

Operating Income	22.7	23.7	25.7	2.1	51.3

Other Income (Expense)
Interest income	1.7	1.4	1.8	30.6	22.8
Interest expense	(1.8)	(1.6)	(2.0)	15.7	35.8
Other	(13.0)	0.5	1.5	n/m	(30.4)

Total other income (expense)	(13.1)	0.3	1.3	n/m	(56.5)

Income from Continuing Operations before Income Tax Provision and Minority Interests	9.6	24.0	27.0	(57.5)	45.9
Income tax provision	3.8	9.1	10.4	(55.7)	44.3

Income from Continuing Operations before Minority Interests	5.8	14.9	16.6	(58.5)	46.9
Minority interests, net of tax	—	—	(0.2)	n/m	n/m

Income from Continuing Operations	5.8	14.9	16.4	(58.6)	49.0
Income from discontinued operations, net of tax	—	—	2.5	n/m	n/m
Gain on sale of discontinued operations, net of tax	—	—	24.4	n/m	n/m

Net Income	5.8%	14.9%	43.3%	(58.6)	(43.5)

n/m—not meaningful

(1) Calculated based on the change in actual amounts between fiscal years as a percentage of the prior year amount.

FISCAL 2008 COMPARED WITH FISCAL 2007

Financial Overview

During fiscal 2008, we entered into several transactions to provide support to certain liquidity funds that held securities issued by SIVs that are managed by a subsidiary. These transactions resulted in aggregate charges during the fiscal year of $608.3 million. Also, during fiscal 2008, an impairment charge of $151.0 million was recorded for a reduction in the value of certain acquired management contract intangible assets. Net income for the year ended March 31, 2008 totaled $267.6 million, or $1.86 per diluted share, a decrease of 59% and 58%, respectively, from the prior year. Cash income from continuing operations (see Supplemental Non-GAAP Financial Information) was $468.5 million, or $3.25 per diluted share, both representing a decrease of 45% from the prior year. These decreases were primarily due to net losses related to liquidity fund support, net of income tax benefits and compensation related adjustments, of $313.7 million, or $2.18 per diluted share, and the impairment charge, net of income tax benefits, of $94.8 million, or $0.66 per diluted share. The pre-tax profit margin from continuing operations declined to 9.6% from 24.0% in the prior year. The pre-tax profit margin from continuing operations, as adjusted (see Supplemental Non-GAAP Financial Information), declined to 13.2% from 33.2% in the prior year. During fiscal 2008, losses related to liquidity fund support and the impairment charge reduced the pre-tax profit margin by 11.0% and 3.3%, respectively, and reduced the pre-tax profit margin, as adjusted, by 15.1% and 4.5%, respectively.

Assets Under Management

The components of the changes in our assets under management (“AUM”) (in billions) for the years ended March 31 were as follows:

	2008	2007
Beginning of period	$968.5	$867.6
Net client cash flows	(26.3)	44.2
Market performance and other	9.9	57.5
Acquisitions (dispositions), net	(2.0)	(0.8)
End of period	$950.1	$968.5

AUM at March 31, 2008 were $950.1 billion, a decrease of $18.4 billion or 2% from March 31, 2007. Net client cash outflows for the fiscal year were $26.3 billion and were driven by outflows in equity assets of approximately $44 billion, resulting, in part, from lower relative investment performance, partially offset by approximately $15 billion and $3 billion of fixed income and liquidity inflows, respectively. Due in part to investment performance, we have experienced net equity outflows in each quarter since the September 2006 quarter. We generally earn higher fees and profits on equity AUM, and outflows in this asset class will more negatively impact our revenues and net income than would outflows in other asset classes.

AUM by Asset Class

AUM by asset class (in billions) as of March 31 were as follows:

	2008	% of Total	2007	% of Total	% Change
Equity	$271.6	28.6	$338.0	34.9	(19.6)
Fixed Income	508.2	53.5	470.9	48.6	7.9
Liquidity	170.3	17.9	159.6	16.5	6.7
Total	$950.1	100.0	$968.5	100.0	(1.9)

Average AUM by asset class (in billions) for the year ended March 31 were as follows:

	2008	% of Total	2007	% of Total	% Change
Equity	$327.6	33.1	$325.1	35.9	0.8
Fixed Income	498.6	50.3	441.9	48.8	12.8
Liquidity	163.9	16.6	138.8	15.3	18.1
Total	$990.1	100.0	$905.8	100.0	9.3

AUM by Division

AUM by division (in billions) as of March 31 were as follows:

	2008	% of Total	2007	% of Total	% Change
Managed Investments	$376.6	39.7	$403.2	41.6	(6.6)
Institutional	511.4	53.8	496.3	51.3	3.0
Wealth Management	62.1	6.5	69.0	7.1	(10.0)
Total	$950.1	100.0	$968.5	100.0	(1.9)

The component changes in our AUM by division (in billions) for the year ended March 31, 2008 were as follows:

	Managed Investments	Institutional	Wealth Management	Total AUM
March 31, 2007	$403.2	$496.3	$69.0	$968.5
Net client cash flows	(23.2)	2.5	(5.6)	(26.3)
Market performance and other	(2.7)	12.6	—	9.9
Acquisitions (dispositions), net	(0.7)	—	(1.3)	(2.0)
March 31, 2008	$376.6	$511.4	$62.1	$950.1

Assets managed for U.S. domiciled clients accounted for 66% and 67% of total assets managed and non-U.S. domiciled clients represented 34% and 33% of total assets managed as of March 31, 2008 and 2007, respectively.

Revenue by Division

Operating revenues by division (in millions) for the years ended March 31 were as follows:

	2008	% of Total	2007	% of Total	% Change
Managed Investments	$2,538.4	54.8	$2,444.4	56.3	3.8
Institutional	1,024.5	22.1	970.0	22.3	5.6
Wealth Management	1,071.2	23.1	929.3	21.4	15.3
Total	$4,634.1	100.0	$4,343.7	100.0	6.7

The increase in operating revenues in the Managed Investments division was primarily due to increased mutual fund revenues at Western Asset Management Company (“Western Asset”) and Royce & Associates, LLC (“Royce”), partially offset by decreased mutual fund revenues at ClearBridge Advisors LLC (“ClearBridge”). The increase in operating revenues in the Institutional division was primarily due to increased separate account revenues at Western Asset and Brandywine Global Investment Management, LLC (“Brandywine”), partially offset by decreased performance fees at Western Asset. The increase in operating revenues in the Wealth Management division was primarily due to increased revenues, distribution and service fees and performance fees at Permal, partially offset by decreased separate account revenues at Private Capital Management, LP (“PCM”).

RESULTS OF OPERATIONS

Operating Revenues

Revenues from continuing operations for the year ended March 31, 2008 were $4.6 billion, up 7% from $4.3 billion in the prior year primarily as a result of a 9% increase in average AUM, principally in the liquidity and fixed income asset classes.

Investment advisory fees from separate accounts increased 1%, or $18.7 million, to $1.46 billion, primarily as a result of higher average assets managed by Western Asset, Brandywine and Batterymarch Financial Management Inc., offset in part by a decline in advisory fees due to lower average assets managed by PCM and ClearBridge.

Investment advisory fees from funds increased 15% to $2.3 billion, primarily as a result of an increase in average assets managed by Permal, Western Asset and Royce. These increases were partially offset by a decrease in average assets managed by ClearBridge.

Performance fees decreased 7%, or $9.5 million, to $132.7 million during fiscal 2008, primarily as a result of decreases in performance fees earned by Western Asset, and Legg Mason Capital Management, Inc. (“LMCM”), which were partially offset by an increase in performance fees earned by Permal.

Distribution and service fees decreased 3% to $692.3 million primarily as a result of a decline in average AUM of the retail share classes of our domestic equity funds.

Operating Expenses

Compensation and benefits remained flat at $1.6 billion, as increased revenue-share based incentive expense on higher revenues along with higher salary and benefits at certain of our subsidiaries were substantially offset by incentive expense reductions related to charges to provide support for certain liquidity funds that hold SIV-issued securities. See Note 18 of Notes to Consolidated Financial Statements for further discussion of these charges related to our liquidity business. Compensation as a percentage of operating revenues was 33.9% for fiscal 2008, down from 36.1% for fiscal 2007, primarily as a result of a reduction in compensation resulting from adjustments related to liquidity fund support.

Distribution and servicing expenses increased 7% to $1.3 billion, primarily as a result of increased average AUM at Permal and in liquidity assets for which we pay higher relative fees to third party distributors.

Communications and technology expense increased 11% to $192.8 million, primarily as a result of increased depreciation expense, technology maintenance, and other expenditures related to investment management and business continuity infrastructure and office relocations.

Occupancy expense increased 29% to $129.4 million, primarily as a result of higher rent at new office locations and the impact of duplicate rent on facilities during relocation periods.

Expense for impairment of management contracts was $151.0 million, representing the write-down of certain acquired management contracts as a result of a more accelerated rate of client attrition than previously estimated. See Note 6 of Notes to Consolidated Financial Statements for further discussion of the impairment of management contracts.

Other operating expenses increased 1% to $209.9 million, driven primarily by increased promotional expenses, offset in part by decreased expenses under a transition services agreement with Citigroup related to the integration of businesses acquired from Citigroup and prior year losses on the disposal of certain fixed assets as a result of office relocations.

Other Income (Expense)

Interest income increased $18.0 million to $76.9 million, primarily as a result of higher average firm investment account balances, offset in part by a decline in average interest rates earned on these balances. Interest expense increased $11.2 million to $82.7 million due to $500 million of new borrowings under our $1.0 billion unsecured revolving credit facility and the issuance of $1.25 billion of convertible senior notes in January 2008, offset in part by $150 million of principal reduction made on our $700 million term loan.

Other non-operating income (expense) decreased $628.7 million to a loss of $600.5 million, primarily as a result of losses related to liquidity fund support of approximately $607.3 million, which excludes $1.0 million of financing costs included in interest expense. See Note 18 of Notes to Consolidated Financial Statements for additional information.

Provision for Income Taxes

The provision for income taxes decreased 56% to $176.0 million, primarily as a result of lower earnings due to losses related to liquidity fund support and the impairment of acquired management contract assets recorded during the current year. The effective tax rate increased to 39.7% from 38.1% in the prior year primarily reflecting an increase in earnings in higher state income tax rate jurisdictions as a result of the impairment and liquidity fund support charges at lower relative state income tax rates.

Supplemental Non-GAAP Financial Information

Cash Income from Continuing Operations

As supplemental information, we are providing a performance measure that is based on a methodology other than generally accepted accounting principles (“non-GAAP”) for “cash income from continuing operations” that management uses as a benchmark in evaluating and comparing the period-to-period operating performance of Legg Mason, Inc. and its subsidiaries. We define “cash income from continuing operations” as income from continuing operations, plus amortization and deferred taxes related to intangible assets. We believe that cash income from continuing operations provides a good representation of our operating performance adjusted for non-cash acquisition related items and it facilitates comparison of our results to the results of other asset management firms that have not engaged in significant acquisition transactions. We also believe that cash income from continuing operations is an important metric in estimating the value of an asset management business. In considering acquisitions, we often calculate a target firm’s cash earnings as a metric in estimating its value. This measure is provided in addition to income from continuing operations, but is not a substitute for income from continuing operations and may not be comparable to non-GAAP performance measures, including measures of cash earnings or cash income, of other companies. Further, cash income from continuing operations is not a liquidity measure and should not be used in place of cash flow measures determined under GAAP. We consider cash income from continuing operations to be useful to investors because it is an important metric in measuring the economic performance of asset management companies, as an indicator of value and because it facilitates comparisons of our operating results with the results of other asset management firms that have not engaged in significant acquisitions.

In calculating cash income from continuing operations, we add the impact of the amortization of intangible assets from acquisitions, such as management contracts, to income from continuing operations to reflect the fact that this non-cash expense makes it difficult to compare our operating results with the results of other asset management firms that have not engaged in significant acquisitions. Deferred taxes on indefinite-life intangible assets and goodwill represent actual tax benefits that are not realized under GAAP absent an impairment charge or the disposition of the related business. Because we actually receive these tax benefits on indefinite-life intangible assets and goodwill, we add them to income in the calculation of cash income from continuing operations. Should a disposition or impairment charge for indefinite-life intangible assets or goodwill occur, its impact on cash income from continuing operations may distort actual changes in the operating performance or value of our firm. Accordingly, we monitor changes in indefinite-life intangible assets and goodwill and the related impact on cash income from continuing operations to ensure appropriate explanations accompany disclosures of cash income from continuing operations.

Although depreciation and amortization on fixed assets are non-cash expenses, we do not add these charges in calculating cash income from continuing operations because these charges are related to assets that will ultimately require replacement.

A reconciliation of income from continuing operations to cash income from continuing operations (in thousands except per share) is as follows:

	For the Years Ended March 31,		Period to Period Change
	2008	2007
Income from Continuing Operations	$267,610	$646,246	(58.6)%
Plus:
Amortization of intangible assets	57,271	68,410	(16.3)
Deferred income taxes on intangible assets	143,600	130,758	9.8

Cash Income from Continuing Operations	$468,481	$845,414	(44.6)

Cash Income per Diluted Share
Income from continuing operations per diluted share	$1.86	$4.48	(58.5)
Amortization of intangible assets	0.40	0.47	(14.9)
Deferred income taxes on intangible assets	0.99	0.91	8.8

Cash Income per Diluted Share	$3.25	$5.86	(44.5)

The decrease in cash income from continuing operations in fiscal 2008 is primarily due to net losses related to liquidity fund support of $313.7 million, or $2.18 per diluted share, and the impairment of management contracts, net of income tax benefits, of $94.8 million, or $0.66 per diluted share.

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

A reconciliation of pre-tax profit margin from continuing operations adjusted for distribution and servicing expense (in thousands) is as follows:

	For the Years Ended March 31,
	2008	2007
Operating Revenues, GAAP basis	$4,634,086	$4,343,675
Less:
Distribution and servicing expense	1,273,986	1,196,019

Operating Revenues, as adjusted	$3,360,100	$3,147,656

Income from Continuing Operations before
Income Tax Provision and Minority Interests	$443,871	$1,043,854

Pre-tax profit margin, GAAP basis	9.6%	24.0%
Pre-tax profit margin, as adjusted	13.2	33.2

During fiscal 2008, losses related to liquidity fund support and the impairment of management contracts reduced the pre-tax profit margin by 11.0% and 3.3%, respectively, and reduced the pre-tax profit margin, as adjusted, by 15.1% and 4.5%, respectively.

FISCAL 2007 COMPARED WITH FISCAL 2006

Since our strategic transaction with Citigroup was completed on December 1, 2005, in which we acquired the CAM business and sold the PC/CM businesses, we have retroactively reflected the results of operations of the PC/CM businesses as discontinued operations for fiscal 2006. Effective November 1, 2005, we completed the acquisition of Permal. As a result of the acquisitions, the results of our continuing operations for fiscal 2007 include a full year of results from CAM and Permal, while the results of continuing operations for fiscal 2006 include four months of results from CAM and five months of results from Permal.

Assets Under Management

AUM at March 31, 2007 were $968.5 billion, up $100.9 billion or 12% from March 31, 2006. Net client cash inflows for the fiscal year were $44.2 billion, representing 5% of our AUM at March 31, 2006, and were driven by approximately $27 billion of client inflows in both fixed income and liquidity assets, while client outflows in equity assets resulting, in part, from lower relative investment performance, were approximately $10 billion. We generally earn higher fees and profit margins on equity AUM and outflows in this asset class will disproportionately impact our revenues and net income.

The components of the changes in our AUM (in billions) for the years ended March 31 were as follows:

	2007	2006
Beginning of period	$867.6	$374.5
Net client cash flows	44.2	35.6
Market performance and other	57.5	36.9
Acquisitions (dispositions), net	(0.8)	420.6
End of period	$968.5	$867.6

Average AUM for the years ended March 31, 2007 and 2006 were $905.8 billion and $546.9 billion, respectively. The significant increase was due to the impact of a full year of the CAM acquisition.

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

The components of the changes in our AUM by division (in billions) for the years ended March 31, 2007 were as follows:

	Managed Investments	Institutional	Wealth Management	Total AUM
March 31, 2006	$356.5	$444.8	$66.3	$867.6
Net client cash flows	23.5	21.7	(1.0)	44.2
Market performance and other	23.3	30.2	4.0	57.5
Acquisitions (dispositions), net	(0.1)	(0.4)	(0.3)	(0.8)
March 31, 2007	$403.2	$496.3	$69.0	$968.5

Assets managed for U.S. domiciled clients accounted for 67% and 68% of total assets managed and non-U.S. domiciled clients represented 33% and 32% of total assets managed as of March 31, 2007 and 2006, respectively. Assets managed for non-U.S. domiciled clients as of March 31, 2006 have been revised to include $19.3 billion of assets previously included as assets managed for U.S. domiciled clients, principally non-U.S. domiciled funds.

Revenue by Division

Our operating revenues by division (in millions) for the years ended March 31 were as follows:

	2007	% of Total	2006(1)	% of Total	% Change
Managed Investments	$2,444.4	56.3	$1,364.0	51.6	79.2
Institutional	970.0	22.3	717.6	27.1	35.2
Wealth Management	929.3	21.4	563.6	21.3	64.9
Total	$4,343.7	100.0	$2,645.2	100.0	64.2

(1)	Fiscal 2006 includes a reclassification of approximately $29.4 million and $4.6 million from the Institutional and Wealth Management divisions, respectively, to the Managed Investments division to reflect a change whereby the revenues generated by all proprietary funds, except those managed by Permal, are included in the Managed Investments division.

The increases in operating revenues in the Managed Investments and Institutional divisions were primarily due to including a full year’s results of CAM. The increase in the operating revenues in the Wealth Management division was primarily due to including a full year’s results of Permal, including growth since acquisition, offset in part by decreases at PCM.

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

Investment advisory fees from separate accounts increased 31% to $1.4 billion, primarily as a result of the acquisition of CAM, which accounted for approximately 80% of the increase, as well as higher AUM at Western Asset, Brandywine and LMCM, offset in part by a decline in advisory fees due to lower average assets managed by PCM.

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

Communications and technology, occupancy, amorti-zation of intangible assets and other expenses all increased primarily as a result of a full year of expenses related to the CAM operations. The increase in other expenses was primarily from travel, professional fees and advertising costs.

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

Net income and diluted earnings per share declined 43%, to $646.8 million, and 49%, to $4.48, respectively, from the prior year as a result of the after-tax gain on the sale of the PC/CM businesses of $644.0 million, or $4.94 per diluted share, recognized in the prior year. Income from continuing operations totaled $646.2 million, up 49% from the prior year and income from continuing operations per diluted share increased 34% to $4.48 despite an 11% increase in weighted average diluted shares outstanding. Cash income from continuing operations (see Supplemental Non-GAAP Financial Information), rose 59% for the fiscal year to $845.4 million or $5.86 per diluted share from $532.1 million or $4.10 per diluted share primarily due to including a full year’s results of CAM and Permal. The pre-tax profit margin from continuing operations declined to 24.0% from 27.0% in the prior year, primarily as a result of the addition of a full year’s results of CAM and Permal.

Increases in distribution revenues, of which a substantial portion is passed through to third parties as distribution and servicing expense, and an increase in other non-compensation related expenses were offset in part by decreases in compensation and benefits as a percent of revenue, due in part to higher revenue share-based incentive expense on higher revenues at certain of our subsidiaries which retain a lower percentage of revenues as compensation, transaction-related compensation, and other non-operating income. The pre-tax profit margin from continuing operations, as adjusted (see Supplemental Non-GAAP Financial Information), declined to 33.2% from 34.3% in the prior year, primarily as a result of an increase in other non-compensation related expenses and a decrease in non-operating income, offset in part by reduced compensation and benefits, as a percent of total revenue, and transaction-related compensation. In the year ended March 31, 2006, income from discontinued operations, net of tax, totaled $66.4 million and diluted earnings per share from discontinued operations were $0.51.

Supplemental Non-GAAP Financial Information

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

Financial results of discontinued operations by business segment (in thousands) were as follows:

2006
NET REVENUES
Private Client	$502,400
Capital Markets	168,751
671,151
Reclassification(1)	(125,436)
Total	$545,715
INCOME BEFORE INCOME TAX PROVISION
Private Client	$100,289
Capital Markets	9,115
Total	$109,404
(1)	Represents distribution fees from proprietary mutual funds, historically reported in Private Client, that have been reclassified to Asset Management as distribution fee revenue, with a corresponding distribution expense, to reflect Legg Mason’s continuing role as funds’ distributor.

LIQUIDITY AND CAPITAL RESOURCES

The primary objective of our capital structure and funding practices is to appropriately support our business strategies and to provide needed liquidity at all times, including maintaining required capital in certain subsidiaries. Liquidity and the access to liquidity is important to the success of our ongoing operations. During fiscal 2008, we entered into a series of arrangements to provide approximately $2 billion in financial support to certain liquidity funds managed by our asset managers that had invested in asset backed commercial paper and medium term notes issued by SIVs. These arrangements are described in the Liquidity Fund Support section below. Our overall funding needs and capital base are continually reviewed to determine if the capital base meets the expected needs of our businesses. In order to ensure adequate resources for the liquidity fund support transactions as well as for general corporate purposes, we increased our capital base by $1.25 billion through the sale of 2.5% convertible senior notes. We intend to continue to explore potential acquisition opportunities as a means of diversifying and strengthening our asset management business. These opportunities may from time to time involve acquisitions that are material in size and may require, among other things, and, subject to existing covenants, the raising of additional equity capital and/or the issuance of additional debt.

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, securities purchased under agreements to resell and investment advisory and related fees receivables. Our assets are principally funded by equity capital and long-term debt. The investment advisory fee receivables are short-term in nature and collectibility is reasonably certain. Excess cash is generally invested in institutional money market funds, governmental money market funds, commercial paper and repurchase agreements. The highly liquid nature of our current assets provides us with flexibility in financing and managing our anticipated operating needs.

Liquidity Fund Support

During fiscal 2008, we entered into a series of arrangements to provide approximately $2 billion in financial support to certain liquidity funds. As of March 31, 2008, the support amounts and related cash collateral (in thousands) were as follows:

Description	Transaction Date	Support Amount	Cash Collateral(1)
Letters of Credit(2)	November 2007	$335,000	$286,250
Capital Support Agreement(3)	November 2007	15,000	15,000
Purchase of Canadian Conduit Securities(4)	December 2007	94,000	—
Total Return Swap(3)	December 2007	890,000	139,480
Purchase of Non-bank Sponsored SIVs(3,6)	December 2007	82,000	—
Letter of Credit(5)	March 2008	150,000	—
Capital Support Agreements(5)	March 2008	400,000	400,000
Total		$1,966,000	$840,730
(1)	Included in current restricted cash on the Consolidated Balance Sheet
(2)	Pertains to Citi Institutional Liquidity Fund P.L.C. (USD Fund) and Prime Cash Reserves Portfolio
(3)	Pertains to Citi Institutional Liquidity Fund P.L.C. (USD Fund)
(4)	Pertains to the Legg Mason Western Asset Canadian Money Market Fund
(5)	Pertains to Citi Institutional Liquid Reserves Portfolio, a Series of Master Portfolio Trust
(6)	Securities issued by SIVs

Letters of Credit

In November 2007, we entered into arrangements with two large banks to provide letters of credit (“LOCs”) for an aggregate amount of approximately $335 million for the benefit of two liquidity funds managed by one of our subsidiaries as discussed in Note 18 of Notes to Consolidated Financial Statements. As part of the LOC arrangements, we agreed to reimburse to the banks any amounts that may be drawn on the LOCs and, to support this agreement, we provided approximately $286 million in cash collateral as of March 31, 2008. On March 7, 2008, we elected to procure a LOC from a large bank to support another fund’s holdings in certain SIV-issued securities. The March LOC provides support up to $150 million, which is further supported with $150 million in excess capacity on our $1 billion revolving credit facility. Each of the LOCs may be drawn in certain circumstances, including upon the fund’s realizing a loss on disposition or restructuring of the underlying SIV securities, upon the agreement’s termination if unpaid amounts remain on the underlying securities, or in certain circumstances upon ratings downgrades of the issuing bank. In addition, the terms of the March LOC require that the fund sell the underlying securities if it continues to hold them at the LOC’s expiration and draw on the LOC to make-up for any losses on the sale. The LOCs will terminate no later than one year from the date of origination.

Capital Support Agreements

In November 2007, we entered into a capital support agreement (“CSA”) with one of the liquidity funds discussed above pursuant to which we have agreed to provide up to $15 million in capital contributions to the fund if it recognizes losses from certain investments or continues to hold the underlying securities at the expiration of the one-year term of the agreement and, at the applicable time, the fund’s net asset value is less than a specified threshold. On March 31, 2008, we also entered into CSAs with another fund under which we will make capital contributions if the fund realizes a loss on the sale of, or certain other events relating to, two SIV-issued securities in the portfolio. We will make up to a maximum of $400 million of contributions to the fund under the March CSAs and have fully collateralized this obligation. The CSAs will terminate no later than one year from the date of origination, and the March CSA requires the fund to sell the securities at termination, if it still holds them, and utilize the CSA to cover any losses.

Total Return Swap

In December 2007, we reduced a Dublin-domiciled fund holdings in SIV-issued securities through the total return swap discussed in Note 18 of Notes to Consolidated Financial Statements. Under the total return swap, we will pay to the bank counterparty (the “Bank”) any losses (including losses incurred through a sale of the securities or through principal not being repaid at maturity) the Bank incurs from its ownership of the securities and a return on the purchase price paid for the underlying securities equal to the one-month LIBOR rate plus 1%, and the Bank will pay to us any principal and interest it receives on the securities in excess of the price it paid for the securities. The total return swap arrangement terminates in November 2008. However, we may elect to earlier terminate the total return swap arrangement at any time. The Bank may elect early termination of the total return swap arrangement in certain circumstances, including if an event has a material adverse effect on our business or financial condition, if the credit ratings of our senior debt are reduced below BBB by Standard & Poor’s or Baa2 by Moody’s Investors Service or if we do not maintain, on a consolidated basis, at least $250 million in aggregate cash and cash equivalents plus amounts available to be borrowed under revolving credit facilities. Upon a termination of the total return swap arrangement, any outstanding securities will be sold at market prices and we will be responsible to reimburse the Bank for any losses the Bank incurs in the sale. The maximum future amount that we could be required to pay under the total return swap arrangement would be the aggregate price paid by the Bank for the securities of $832 million plus financing costs. In connection with the total return swap, we reimbursed the Dublin-domiciled fund $59.5 million and provided $139.5 mil- lion in cash collateral, which under the terms of the total return swap may be increased or decreased based on changes in the value, or upon maturities, of the underlying securities.

Purchase of Non-bank Sponsored SIVs

In December 2007, we purchased for cash an aggregate of $132 million in principal amount of non-bank sponsored SIV securities from the same Dublin-domiciled liquidity fund. During January 2008 and May 2008, approximately $50 million and $82 million, respectively, in principal amount of the securities matured and were paid in full.

Purchase of Canadian Conduit Securities

In December 2007, we acquired for cash an aggregate of $98 million in principal amount of conduit securities issued by Canadian asset backed commercial paper issuers to provide liquidity support to a Canadian liquidity fund.

As the LOCs, CSAs and total return swap expire over the coming ten months, we may be required to provide substantial amounts to the funds and the banks if they still hold the underlying securities at the expiration time.

We may elect to provide additional credit or other support to liquidity funds managed by our subsidiaries, if we deem this action necessary and appropriate in the future. If we do so, we may be required to use additional cash to pay for the support or as collateral. The pledge of cash and the investment in the funds restrict our ability to use the cash for other purposes and, together with any future uses of cash to provide additional support, reduce our flexibility to use these assets for other corporate purposes, including debt repayments, stock repurchases and acquisitions.

Financing Transactions

The table below reflects our primary sources of financing (in thousands) as of March 31, 2008:

Type	Face Amount	Amount Outstanding at March 31,		Interest Rate	Maturity

		2008	2007
2.5% Convertible Senior Notes	$1,250,000	$1,250,000	$—	2.50%	January 2015
Revolving Credit Agreement(1)	1,000,000	500,000	—	LIBOR + 0.60%	October 2010
5-year term loan	700,000	550,000	650,000	LIBOR + 0.60%	October 2010
6.75% Senior Notes	425,000	424,959	424,796	6.75%	July 2008

(1)	$150 million of the available $500 million is reserved in connection with the LOC for the same amount to support certain SIV-issued holdings by proprietary liquidity funds.

During January 2008, we increased our capital base by $1.25 billion through the sale of 2.5% convertible senior notes to an affiliate of Kohlberg Kravis Roberts & Co. The proceeds strengthened our balance sheet by providing additional liquidity that will be used for general corporate purposes, including support for key business initiatives such as potential future acquisitions and to purchase and then retire convertible preferred stock. In connection with this financing, we entered into economic hedging transactions that increase the effective conversion price of the notes. These hedging transactions had a net cost to us of $83 million, which we paid from the proceeds of the notes. This transaction closed on January 31, 2008. We used approximately $180 million of the capital raised to purchase and retire preferred stock convertible into 2.5 million shares of our common stock.

During November 2007, we borrowed an aggregate of $500 million under our unsecured revolving credit facility for general corporate purposes. This facility matures on October 14, 2010, may be prepaid at any time and contains customary covenants and default provisions. On January 3, 2008, we amended the credit agreement to increase the maximum amount that we may borrow from $500 million to $1 billion. On March 7, 2008, we elected to procure a LOC to support up to $150 million of certain SIV-issued holdings in a liquidity fund under this facility. See previous discussion on liquidity fund support.

Included in outstanding debt is $425 million principal amount of senior notes due July 2, 2008, which bear interest at 6.75%. The notes were issued at a discount to yield 6.80%. The $425 million principal amount of senior notes was reclassified to the current portion of long-term debt during the September 2007 quarter. The accreted balance at March 31, 2008 was $425 million.

During fiscal 2006, holders of zero-coupon contingent convertible notes aggregating $480 million principal amount at maturity converted the notes into approximately 5.5 million shares of common stock. During fiscal 2007, all remaining outstanding zero-coupon contingent convertible senior notes were converted into 756 thousand shares of common stock.

In May 2008, we issued $1.15 billion of Equity Units, each unit consisting of a 5% interest in $1,000 principal amount of senior notes due June 30, 2021, with interest payable quarterly at the annual rate of 5.6% and a purchase contract committing the holder to purchase shares of our common stock by June 30, 2011. The holders also receive a quarterly contract adjustment payment on the purchase contract at an annual rate of 1.4% and are required to pledge their interests in senior notes to us as collateral on their purchase commitment. The net proceeds from the Equity Units offering of approximately $1.11 billion will be used for general corporate purposes, which may include support of liquidity funds managed by its subsidiaries, financing acquisitions and repayment of outstanding debt.

During the December 2007 quarter, both Fitch Ratings and Moody’s Investors Service changed their outlook on our senior unsecured debt to negative from stable as a result of the firm’s support of its liquidity funds. In April 2008, Standard and Poor’s Rating Services revised the outlook on its rating on Legg Mason to stable from positive. Our debt ratings at March 31, 2008 for Moody’s Investors Service, Standard and Poor’s Rating Services and Fitch Ratings were A2, BBB+ and A, respectively.

On December 1, 2005, we completed the acquisition of CAM in exchange for (i) all outstanding stock of our subsidiaries that constituted our PC/CM businesses; (ii) 5,393,545 shares of common stock and 13.346632 shares of our non-voting convertible preferred stock, which is convertible, upon transfer, into 13,346,632 shares of common stock; and (iii) $512 million in cash borrowed under a $700 million five-year syndicated term loan facility. Under the terms of the agreement, we paid a post-closing purchase price adjustment of $84.7 million to Citigroup in September 2006, based on the retention of certain AUM nine months after the closing. Since this contingent payment was paid from available cash, an unsecured 5-year, $300 million floating-rate credit agreement that we had entered to fund this obligation terminated in accordance with its terms. During fiscal 2008 and 2006, we issued approximately 5.53 million and 4.96 million common shares, respectively, upon conversion of approximately 5.53 and 4.96 shares, respectively, of the convertible preferred stock that was issued in the CAM acquisition. During the fourth quarter of fiscal 2008, we repurchased 2.5 shares (convertible into 2.5 million common shares) of the convertible preferred stock for approximately $180 million in cash.

On October 14, 2005, we entered into a syndicated five-year $700 million unsecured floating-rate term loan agreement to primarily fund the cash portion of the purchase price of the Citigroup transaction. At closing, we borrowed $600 million, of which $512 million was used to fund the cash portion of the purchase and the remainder was used to fund acquisition-related expenses. The remaining $100 million of the $700 million loan facility was drawn down in February 2006 for additional acquisition related costs. Effective with the closing of the Citigroup transaction, we entered into a $400 million three-year amortizing interest rate swap (“Swap”) to hedge a portion of the $700 million floating rate term loan at a fixed rate of 4.9%. During the March 2007 quarter, this Swap began to unwind and we repaid a corresponding $50 million of the debt. During fiscal 2008, we repaid $100 million of the debt. The outstanding balance under this facility was $550 million at March 31, 2008 and the remaining unamortized balance of the Swap was $150 million.

Also in connection with the Citigroup transaction, one of our subsidiaries was the borrower under a 364-day promissory note of $83.2 million. During the fiscal year ended March 31, 2007, we paid from available cash the balance outstanding on this note.

Effective November 1, 2005, we acquired 80% of the outstanding equity of Permal. Concurrent with the acquisition, Permal completed a reorganization in which the residual 20% of outstanding equity was converted to preference shares, resulting in Legg Mason owning 100% of the outstanding voting common stock of Permal. We have the right to purchase the preference shares over the four years subsequent to the closing and, if that right is not exercised, the holders of those equity interests have the right to require us to purchase the interests in the same general time frame for approximately the same consideration. The aggregate consideration paid by us at closing was $800 million, of which $200 million was in the form of 1,889,322 newly issued shares of our common stock and the remainder was cash. We funded the cash portion of the acquisition from existing cash. In accordance with the terms of the transaction, we acquired preference shares representing an additional 7.5% ownership interest in Permal during the December 31, 2007 quarter, and it is anticipated that we will acquire the remaining 12.5% four years after the initial closing at prices based on Permal’s revenues. The maximum aggregate price, including earnout payments related to each purchase and based upon future revenue levels, for all equity interests in Permal is $1.386 billion, with a $961 million minimum price, excluding acquisition costs and dividends. During fiscal 2008, contingent acquisition payments of $240 million were made to the former owners of Permal, of which

$208 million was paid in cash and the balance was in common stock. The remaining minimum obligation of $81 million as of March 31, 2008 is payable in November 2011, unless earned earlier. The agreements provide for additional consideration of up to $265 million based on Permal’s future revenues and earnings. We may elect to deliver up to 25% of each of the future payments in the form of shares of our common stock. In addition, during fiscal 2008 and 2007, we paid approximately $12 million in each period in dividends on the preference shares, and we will pay a minimum of $15 million in dividends on the preference shares over the next 2 years.

During fiscal 2008, we initiated a plan to repatriate accumulated earnings of approximately $225 million from certain foreign subsidiaries in order to replenish funds used for the contingent acquisition payment in the U.S. to the former owners of Permal. We repatriated approximately $36 million of these funds during fiscal 2008.

On August 1, 2001, we purchased PCM for cash of approximately $682 million, excluding acquisition costs. The transaction included two contingent payments based on PCM’s revenue growth for the years ending on the third and fifth anniversaries of closing, with the aggregate purchase price to be no more than $1.382 billion. During fiscal 2005, we made the maximum third anniversary payment of $400 million to the former owners of PCM. During fiscal 2007, we paid from available cash the maximum fifth anniversary payment of $300 million, which was accrued as a liability with a corresponding increase to goodwill at March 31, 2006. This payment is subject to certain limited claw-back provisions through fiscal 2010.

On February 26, 2008, we announced a definitive agreement in which Citigroup Global Markets Inc., an affiliate of Citigroup, would acquire a majority of the overlay and implementation business of Legg Mason Private Portfolio Group, which includes its managed account trading and technology platform. The sale closed on April 1, 2008 and cash proceeds of approximately $181 million were received.

At March 31, 2008, our total assets and stockholders’ equity were $11.8 billion and $6.6 billion, respectively. During fiscal 2008, stockholders’ equity increased approximately $79.0 million, primarily due to net income and stock option exercises, offset by share repurchases and dividend payments. During the year ended March 31, 2008, cash and cash equivalents increased by $279.9 million from $1.18 billion at March 31, 2007 to $1.46 billion at March 31, 2008. This excludes $604.6 million in securities purchased under agreements to resell and $851.7 million of restricted cash. Cash flows from operating activities provided $964.4 million, primarily attributable to net income, adjusted for non-cash items and purchases of trading securities. Cash flows from investing activities used $1.9 billion, primarily attributable to funding restricted cash related to liquidity fund support transactions discussed in Note 18 of Notes to Consolidated Financial Statements, securities purchased under agreements to resell, the Permal contractual acquisition payment and payments for leasehold improvements for office relocations. Financing activities provided $1.2 billion, primarily due to proceeds from issuance of 2.5% convertible senior notes and short-term borrowings under our unsecured revolving credit facility, offset in part by dividend payments, repayment of principal on long-term debt and common and preferred stock repurchases. In addition to the $1.15 billion Equity Units discussed above, we expect that cash flows provided by operating activities and cash on hand will be the primary sources of working capital for the next year.

In fiscal 2002, the Board of Directors previously authorized us, at our discretion, to purchase up to 3.0 million shares of our common stock. During the June 2007 quarter, we repurchased 40,150 shares for $4.0 million. On July 19, 2007, the Board of Directors authorized us to repurchase, from time to time, up to 5.0 million shares of our common stock to replace the previous share repurchase authorization. In January 2008, the Board of Directors also authorized us to repurchase non-voting convertible preferred stock representing up to 4 million shares of common stock from the proceeds from the convertible senior notes discussed above. In February 2008, we repurchased and retired preferred stock convertible into 2.5 million shares of common stock for $180 million. Also, during fiscal 2008, we repurchased 1.1 million shares of common stock for $94 million under the new authorization, in addition to the 40,150 shares above. There were no repurchases during fiscal 2007 and 2006. In fiscal 2008, 2007 and 2006, we paid cash dividends of $132.8 million, $109.9 million, and $78.6 million, respectively. We anticipate that we will continue to pay quarterly dividends and to repurchase shares on a discretionary basis.

Certain of our asset management subsidiaries maintain various credit facilities for general operating purposes. See Notes 7 and 8 of Notes to Consolidated Financial Statements for additional information. Certain subsidiaries are also subject to the capital requirements of various regulatory agencies. All such subsidiaries met their respective capital adequacy requirements.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements, as defined by the Securities and Exchange Commission (“SEC”), include certain contractual arrangements pursuant to which a company has an obligation, such as certain contingent obligations, certain guarantee contracts, retained or contingent interest in assets transferred to an unconsolidated entity, certain derivative instruments classified as equity or material variable interests in unconsolidated entities that provide financing, liquidity, market risk or credit risk support. Disclosure is required for any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity or capital resources. We generally do not enter into off-balance sheet arrangements, as defined, other than those described in the Contractual Obligations and Contingent Payments section that follows and Special Purpose and Variable Interest Entities and Liquidity Fund Support in Notes 1, 17, and 18 of Notes to the Consolidated Financial Statements.

As previously discussed, during fiscal 2008, we entered into various off-balance sheet arrangements to provide support to certain of our liquidity funds. These arrangements include letters of credit, capital support agreements and a total return swap, which are fully described above and in Note 18 of Notes to Consolidated Financial Statements.

In January 2008, we entered into hedge and warrant transactions on the convertible notes with certain financial institution counterparties to increase the effective conversion price of the convertible senior notes. See Note 8 of Notes to Consolidated Financial Statements.

Contractual Obligations and Contingent Payments

We have contractual obligations to make future payments in connection with our long-term debt and non-cancelable lease agreements. In addition, as described in Liquidity and Capital Resources above, we have made or expect to make contingent payments under business purchase agreements. See Notes 7, 8, and 10 of Notes to Consolidated Financial Statements for additional disclosures related to our commitments.

The following table sets forth these contractual and contingent obligations (in millions) by fiscal year:

Contractual and Contingent Obligations at March 31, 2008

	2009	2010	2011	2012	2013	Thereafter	Total
Contractual Obligations
Short-term borrowings	$500.0	$—	$—	$—	$—	$—	$500.0
Long-term borrowings by contract maturity	432.2	7.0	555.6	4.4	0.9	1,257.7	2,257.8
Coupon interest on short-term and long-term borrowings(1)	79.7	47.1	43.2	31.8	31.7	63.6	297.1
Minimum rental and service commitments	128.9	121.2	94.7	89.5	85.0	640.1	1,159.4
Minimum commitments under capital leases(2)	31.3	2.3	2.4	0.2	—	—	36.2
Total Contractual Obligations	1,172.1	177.6	695.9	125.9	117.6	1,961.4	4,250.5
Contingent Obligations
Contingent payments related to business acquisitions(3)	7.5	293.5	—	60.0	—	—	361.0
Total Contractual and Contingent Obligations(4,5,6)	$1,179.6	$471.1	$695.9	$185.9	$117.6	$1,961.4	$4,611.5
(1)	Coupon interest on floating rate long-term debt is based on rates at March 31, 2008.
(2)	The amount of commitments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of the agreements.
(3)	The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of business purchase agreements.
(4)	The table above does not include approximately $50.6 million in capital commitments to investment partnerships in which Legg Mason is a limited partner. These obligations will be funded, as required, through the end of the commitment periods that range from fiscal 2009 to 2011.
(5)	The table above does not include amounts for uncertain tax positions of $21.1 million (net of the federal benefit for state tax liabilities) because the timing of any related cash outflows cannot be reliably estimated.
(6)	The table above does not include our obligations under the $485 million in letters of credit, the $415 million in capital support agreements or the total return swap of $890 million. See Note 18 of Notes to Consolidated Financial Statements for additional information regarding these commitments.

Restructuring Charges

In connection with the CAM transaction, we incurred costs of restructuring the business of the combined entities. See Note 2 of Notes to Consolidated Financial Statements.

MARKET RISK

A risk management committee oversees and coordinates risk management activities of Legg Mason and its subsidiaries. In addition, certain risk activities are managed at the subsidiary level. The following describes certain aspects of our business that are sensitive to market risk.

Revenues and Net Income

The majority of our revenue is calculated from the market value of our AUM. Accordingly, a decline in the value of securities will cause our AUM to decrease. In addition, our fixed income and liquidity AUM are subject to the impact of interest rate fluctuations, as rising interest rates may tend to reduce the market value of bonds held in various mutual fund portfolios or separately managed accounts. Performance fees may be earned on certain investment advisory contracts for exceeding performance benchmarks. Declines in market values of AUM and underperformance of advisory contracts versus the applicable performance benchmarks will result in reduced fee revenues and net income. We generally earn higher fees on equity assets than fees charged for fixed income and liquidity assets. Declines in market values of AUM in this asset class will disproportionately impact our revenues. In addition, under revenue sharing agreements, our subsidiaries retain different percentages of revenues to cover their costs, including compensation. Our net income, profit margin and compensation as a percentage of operating revenues are impacted based on which subsidiaries generate our revenues, and a change in AUM at one subsidiary can have a dramatically different effect on our revenues and earnings than an equal change at another subsidiary.

Trading and Non-trading Assets and Liabilities

Our trading and non-trading assets and liabilities are comprised of investment securities, including seed capital in sponsored mutual funds and products, securities issued by SIVs and other conduit investments, derivative instruments, limited partnerships, limited liability companies and certain other investment products.

We have entered into a series of arrangements to provide credit support to certain liquidity funds beginning in November 2007. These arrangements include letters of credit, capital support agreements and the purchase of securities issued by SIVs and other conduits, all of which substantially increase our exposure to the risk of security price fluctuations. These fund support arrangements and the related risks are discussed below.

Trading assets at March 31, 2008 and 2007 subject to risk of security price fluctuations are summarized (in thousands) below.

	2008	2007
Investment securities:
Investments relating to long-term incentive compensation plans	$207,305	$191,684
Proprietary fund product and other investments	140,267	81,482
Securities issued by SIVs	141,509	—
Total trading investments	$489,081	$273,166

Approximately $169.8 million and $153.7 million of trading investments related to long-term incentive compensation plans as of March 31, 2008 and 2007, respectively, have offsetting liabilities such that fluctuation in the market value of these assets and the related liabilities will not have a material effect on our net income or liquidity. However, it may have an impact on our compensation expense with a corresponding offset in other non-operating income. Other trading investments of $37.5 million and $38.0 million at March 31, 2008 and 2007, respectively, relate to other long-term incentive plans and the related liabilities do not completely offset due to vesting provisions. Therefore, fluctuations in the market value of these trading investments will impact our non-operating income and net income.

Approximately $140.3 million and $81.5 million of trading assets at March 31, 2008 and 2007, respectively, are investments in proprietary fund products and other investments in which fluctuations in market value will impact our non-operating income and net income. Investments in proprietary fund products are not liquidated until the related fund establishes a track record or has other investors.

The remaining trading assets include $141.5 million at March 31, 2008 in investments issued by SIVs acquired from liquidity funds our subsidiary manages, of which $82.0 million matured and was paid in full in May 2008. The fair value of these trading assets will also fluctuate with market changes and will impact our non-operating income and net income.

Non-trading assets and liabilities at March 31, 2008 and 2007 subject to risk of security price fluctuations are summarized (in thousands) below.

	2008	2007
Investment securities:
Available-for-sale	$7,700	$8,297
Investments in partnerships and LLCs	81,703	58,265
Other investments	1,323	1,298
Total non-trading investments	90,726	67,860
Derivative assets:
Total return swap	45,706	—
Total non-trading assets	$136,432	$67,860
Derivative liabilities:
Fund support arrangements	$551,654	$—

Fluctuations in the market value of these non-trading assets and the underlying securities of the non-trading derivative assets and liabilities will have an impact on our non-operating income and net income. While we have a derivative asset on the total return swap of $45.7 million at March 31, 2008, this arrangement covers an aggregate of $890 million in principal of SIV issued securities, substantially all of which is at risk, along with related financing costs. Also, in addition to recorded derivative liabilities on fund support arrangements of $551.7 million at March 31, 2008, these arrangements collectively cover an aggregate of $3.4 billion in principal of SIV issued securities, for which our exposure is limited to approximately $900 million. Accordingly, these fund support arrangements currently expose us to $348.3 million of additional potential losses on SIV issued securities held by funds managed by a subsidiary. The total return swap and other fund support arrangements all have one-year terms that expire no later than March 2009.

See Notes 1 and 18 of Notes to Consolidated Financial Statements for further discussion of derivatives and liquidity fund support actions.

Foreign Exchange Sensitivity

We operate primarily in the United States, but provide services, earn revenues and incur expenses outside the United States. Accordingly, fluctuations in foreign exchange rates for currencies, principally in the United Kingdom, Canada, Japan and Australia, may impact our comprehensive and net income. Certain of our subsidiaries have entered into forward contracts to manage the impact of fluctuations in foreign exchange rates on their results of operations. We do not expect foreign currency fluctuations to have a material effect on our comprehensive or net income or liquidity.

Interest Rate Risk

Exposure to interest rate changes on our outstanding debt is mitigated as a substantial portion of our debt is at fixed interest rates. In addition, a portion of our outstanding floating rate debt is hedged through an interest rate swap that reduces our exposure to interest rate risk. At March 31, 2008 and 2007, approximately $911 million and $312 million, respectively, of our outstanding floating rate debt is not hedged such that fluctuations in interest rates will have an impact on our non-operating income and net income. See Note 8 of Notes to Consolidated Financial Statements for additional disclosures regarding debt. The total return swap, under which we have recorded a derivative asset of $45.7 million at March 31, 2008, includes certain payment provisions based on LIBOR rates, such that fluctuation in interest rates will have an impact on our non-operating income and net income.

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

Valuation of Financial Instruments

Substantially all financial instruments are reflected in the financial statements at fair value or amounts that approximate fair value, except long-term debt. Trading investments, Investment securities and derivative assets and liabilities included in the Consolidated Balance Sheets include forms of financial instruments. Unrealized gains and losses related to these financial instruments are reflected in net income or other comprehensive income, depending on the underlying purpose of the instrument.

For investments, we value equity and fixed income securities using closing market prices for listed instruments or broker or dealer price quotations, when available. Fixed income securities may also be valued using valuation models and estimates based on spreads to actively traded benchmark debt instruments with readily available market prices.

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

In fiscal 2008, we entered into various credit support arrangements for certain liquidity funds managed by a subsidiary that qualify as derivative transactions. The fair values of these derivative instruments are based on management’s estimates of expected outcomes derived from pricing data for the underlying securities and/or detailed collateral analyses. As of March 31, 2008, we had $45.7 million of derivative assets included in Other current assets and $551.7 million of derivative liabilities included in Other current liabilities in the Consolidated Balance Sheet. Exposure on these derivative instruments is based on the underlying securities’ values and related gains and losses may vary significantly in relation to their recorded balances. None of these derivative transactions are designated for hedge accounting as defined in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and the related gains and losses are included in Other non-operating income (expense) in the Consolidated Statement of Income in fiscal 2008.

For trading and non-trading investments in illiquid or privately held securities for which market prices or quotations are not readily available, the determination of fair value requires us to estimate the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry. As of March 31, 2008 and 2007, we owned approximately $156.6 million and $1.3 million, respectively, of trading and non-trading financial investments that were valued on our assumptions or estimates.

At March 31, 2008 and 2007, we also have approximately $81.7 million and $58.3 million, respectively, of other investments, such as investment partnerships, that are included in Other Assets on the Consolidated Balance Sheets. These investments are generally accounted for under the cost or equity method.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), to provide a consistent definition of fair value and establish a framework for measuring fair value in generally accepted accounting principles. SFAS 157 has additional disclosure requirements and will be effective for fiscal 2009. The disclosure requirements include a classification of fair value measurements impacting an entity’s financial statements among a hierarchy that prioritizes the inputs to valuation techniques used to measure fair values into three broad levels, where measurements for Level 1 are based on quoted prices in active markets, Level 2 are based on direct or indirect observable inputs and Level 3 are based on unobservable inputs, including management’s estimates. The provisions of SFAS 157 for recurring fair value measurements will be adopted by us during fiscal 2009 and are not expected to have a material impact on fair value measurements in our consolidated financial statements. It is estimated that less than 3% of total assets and approximately 11% of total liabilities will meet the definition of Level 3, where fair values are based on unobservable inputs, including management’s estimates. As a result, the fair values of these Level 3 assets and liabilities are potentially subject to more significant fluctuations in amounts ultimately realized.

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

In allocating the purchase price of an acquisition to intangible assets, we must determine the fair value of the assets acquired. We determine fair values of intangible assets acquired based upon certain estimates and assumptions including projected future cash flows, growth or attrition rates for acquired contracts based upon historical experience, estimated contract lives, discount rates and investment performance. The determination of estimated contract lives requires judgment based upon historical client turnover and attrition rates and the probability that contracts with termination provisions will be renewed.

As of March 31, 2008, we had approximately $2.5 billion in goodwill, $3.9 billion in indefinite-life intangible assets and $237.7 million in net amortizable intangible assets. The estimated useful lives of amortizable intangible assets currently range from one to 15 years. As of March 31, 2008, amortizable intangible assets are being amortized over a weighted-average life of 8 years.

Goodwill is evaluated quarterly at the reporting unit level and is considered impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. In estimating the implied fair value of the reporting unit, we use valuation techniques based on discounted cash flows, similar to techniques employed in analyzing the purchase price of an acquisition target. We have defined the reporting units to be the Managed Investments, Institutional and Wealth Management divisions, which are the same as our operating segments. Allocations of goodwill to our divisions for acquisitions and dispositions are based on relative fair values of the businesses added to or sold from the divisions. See Note 19 of Notes to Consolidated Financial Statements for additional information related to business segments.

Significant assumptions used in assessing the implied fair value of goodwill under the discounted cash flow method include the projected cash flows generated by the reporting unit, expected current and long-term cash flow growth rates, and the discount rate used to determine the present value of the cash flows.

The Wealth Management and Managed Investments reporting units represent approximately 56% and 40%, respectively, of our goodwill. Wealth Management goodwill is principally attributable to PCM; Managed Investments goodwill is principally attributable to the CAM acquisition. Projected cash flows for these divisions are assumed to grow 10% annually over the next five years, with a long-term annual growth rate of 5%. The projected cash flows are discounted at 12% to determine the present value. The discount rate is based on an estimated average risk-adjusted weighted average cost of capital. For the Wealth Management reporting unit, annual cash flows would have to decline by more than 54% or the discount rate would have to increase to more than 19% for the goodwill to be deemed impaired. For the Managed Investments reporting unit, annual cash flows would have to decline by more than 49% or the discount rate would have to increase to more than 18% for the goodwill to be deemed impaired.

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

The implied fair values of intangible assets subject to amortization are determined at each reporting period using an undiscounted cash flow analysis. Significant assumptions used in assessing the implied fair value of management contract intangible assets include projected cash flows generated by the contracts and the estimated remaining lives of the contracts. Projected cash flows are based on fees generated by current AUM for the applicable contracts. Contracts are generally assumed to turnover evenly throughout the life of the intangible asset. The remaining life of the asset is based upon factors such as average client retention and client turnover rates.

Management contract intangible assets related to the retail separately managed accounts acquired in the CAM acquisition and client contracts acquired in the 2001 acquisition of PCM represent approximately 59% and 15%, respectively, of our total amortizable intangible assets. The CAM intangible asset has an original expected life of 12 years (which represents an annual contract turnover rate of 8%), with 9.7 years remaining. For CAM contracts to be impaired, cash flows would have to decline by approximately 59% or client attrition would have to increase sufficiently to decrease the remaining estimated life by more than 41%.

The PCM intangible asset related to acquired client contracts had an original expected life of 18 years (which represents an annual contract attrition rate of 6%). During fiscal 2008, acquired client contracts and related assets under management declined significantly. Based on revised attrition estimates, the remaining useful lives were decreased to periods from one to five years at March 31, 2008. As a result of significant recent client attrition, declines in assets under management and revised estimate of remaining useful lives, the evaluation at March 31, 2008 indicated the amortized carrying value of $188 million would not be fully recoverable. Projected cash flows on remaining acquired contracts, discounted at a rate of 12%, indicated a remaining value of $37 million, and an impairment charge of $151 million on the PCM management contracts was recorded in the March 2008 quarter. At the current assumed client attrition rates, the cash flows generated by the underlying management contracts held by PCM would have to decline by approximately 35% for the asset to become further impaired. Similarly, with no change to the profitability of the contracts, client attrition would have to accelerate to a rate such that our remaining estimated useful life would decline by approximately 49% before the asset would be deemed impaired.

For intangible assets with lives that are indeterminable or indefinite, fair value is determined based on anticipated discounted cash flows. We have two primary types of indefinite-life intangible assets: proprietary fund contracts and to a lesser extent, trade names.

Significant assumptions used in assessing the fair value of proprietary fund contracts include the projected cash flows generated by those contracts and the discount rate used to determine the present value of the cash flows. Projected cash flows are based on annualized cash flows for the applicable contracts projected forward 40 years, assuming annual cash flow growth approximating market returns. Contracts that are managed and operated as a single unit, such as contracts within the same family of funds, are reviewed in aggregate and are considered interchangeable because investors can transfer between funds with limited restrictions. Similarly, cash flows generated by new funds added to the fund group are included when determining the fair value of the intangible asset.

The domestic mutual fund contracts acquired in the CAM acquisition and the Permal funds-of-hedge funds contracts account for approximately 65% and 24%, respectively, of our indefinite life intangible assets. Cash flows from the CAM and Permal contracts are assumed to grow at long-term annual rates of 5% and 8%, respectively, which approximates the expected average market returns. The projected cash flows from the CAM and Permal funds are discounted at 12%. Changes in assumptions, such as an increased discount rate or declining cash flows, could result in impairment. At current profitability levels, cash flows generated by the CAM mutual fund contracts would have to fall approximately 27% or the discount rate used in the test would have to be raised to 15% for the asset to be deemed impaired. Likewise, cash flows generated by the Permal funds-of-hedge funds contracts would have to decline by approximately 76% or the discount rate increased to 28% for the asset to be deemed impaired.

Trade names account for 3% of indefinite-life intangible assets, approximately one-third of which relates to PCM. Unlike PCM’s management contracts, the recovery of trade name value considers all of PCM’s cash flows, not just the acquired client contracts. At current profitability levels and an estimated 8% long-term growth rate, cash flows generated by PCM would have to fall approximately 9% or the discount rate used in the test would have to be raised from 12.0% to 12.4% for the trade name to be considered for impairment. However, since trade names are considered to have an indefinite-life, we continue to evaluate trade names with a long-term view when determining impairment.

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

During fiscal 2007, we adopted SFAS No. 123 (R), “Share-Based Payment” and related pronouncements using the modified-prospective method and the related transition election. Under this method, compensation expense for the years ended March 31, 2008 and 2007 includes compensation cost for all non-vested share-based awards at their grant-date fair value amortized over the respective vesting periods on the straight-line method. As further described below, we determine the fair value of stock options using the Black-Scholes option pricing model, with the exception of market-based performance grants, which are valued with a Monte Carlo option-pricing model. Prior to fiscal 2007, awards were also accounted for at grant-date fair value, except for awards granted prior to April 1, 2003, that were recorded at their intrinsic value. As a result, prior to the adoption of SFAS No. 123 (R), no related compensation expense was recognized for the awards granted prior to April 1, 2003, and the expense related to stock-based employee compensation included in the determination of net income for fiscal 2006 is less than that which would have been included if the fair value method had been applied to all awards. Under the modified-prospective method, the results for the year ended March 31, 2006 have not been restated. Additionally, unamortized deferred compensation previously classified as a separate component of stockholders’ equity has been reclassified as a reduction of additional paid-in capital. Also under SFAS No. 123 (R), cash flows related to income tax deductions in excess of stock-based compensation expense are classified as financing cash flows for the year ended March 31, 2008. For the year ended March 31, 2006, such amount was $92,376, and continues to be classified as operating cash inflows.

In accordance with the provisions of SFAS No. 123 (R), we provide disclosure in Note 13 of Notes to Consolidated Financial Statements of our pro forma results if compensation expense associated with all stock option grants had been recognized at grant-date fair value over their respective vesting period. If we accounted for prior years’ stock option grants at grant-date fair value, net income from continuing operations would have been reduced by $3.2 million in fiscal 2006, respectively. Net income from discontinued operations would have been reduced by $4.0 million in fiscal 2006. These reductions are the result of including additional expenses for grants made prior to April 2003.

We granted 933,000, 1,037,380, and 1,101,105 stock options, including grants to non-employee directors, in fiscal 2008, 2007 and 2006, respectively. For additional information on share-based compensation, see Note 13 of Notes to Consolidated Financial Statements.

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

Income Taxes

Legg Mason and its subsidiaries are subject to the income tax laws of the Federal, state and local jurisdictions of the U.S. and numerous foreign jurisdictions in which we operate. We file income tax returns representing our filing positions with each jurisdiction. Due to the inherent complexities arising from conducting business and being taxed in a substantial number of jurisdictions, we must make certain estimates and judgments in determining our income tax provision for financial statement purposes. These estimates and judgments are used in determining the tax basis of assets and liabilities, and in the calculation of certain tax assets and liabilities that arise from differences in the timing of revenue and expense recognition for tax and financial statement purposes. Management assesses the likelihood that we will be able to realize our deferred tax assets. If it is more likely than not that the deferred tax asset will not be realized, then a valuation allowance is established with a corresponding increase to deferred tax provision. The calculation of our tax liabilities involves uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax uncertainties in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If we determine that our estimates have changed, the income tax provision will be adjusted in the period in which that determination is made. During fiscal 2008, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), that prescribes recognition and measurement thresholds in financial statements for tax positions. Adoption of FIN 48 did not have a material impact on our consolidated financial statements. See Note 9 of Notes to Consolidated Financial Statements for additional disclosures regarding income taxes.

RECENT ACCOUNTING DEVELOPMENTS

See discussion of Recent Accounting Developments in Note 1 of Notes to Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

We have made in this 2008 Annual Report on Form 10-K, and from time to time may otherwise make in our public filings, press releases and statements by our management, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including information relating to anticipated growth in revenues or earnings per share, anticipated changes in our businesses or in the amount of our client AUM, anticipated future performance of our business, anticipated future investment performance of our subsidiaries, our expected future net client cash flows, anticipated expense levels, changes in expenses, the expected effects of acquisitions and expectations regarding financial market conditions. The words or phrases “can be,” “may be,” “expects,” “may affect,” “may depend,” “believes,” “estimate,” “project,” “anticipate” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and we caution readers that any forward-looking information provided by or on behalf of Legg Mason is not a guarantee of future performance.

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

Our future revenues may fluctuate due to numerous factors, such as: the total value and composition of AUM; the volatility and general level of securities prices and interest rates; the relative investment performance of company-sponsored investment funds and other asset management products compared with competing offerings and market indices; investor sentiment and confidence; general economic conditions; our ability to maintain investment management and administrative fees at current levels; competitive conditions in our business; the ability to attract and retain key personnel and the effects of acquisitions, including prior acquisitions. Our future operating results are also dependent upon the level of operating expenses, which are subject to fluctuation for the following or other reasons: variations in the level of compensation expense incurred as a result of changes in the number of total employees, competitive factors, changes in the percentages of revenues paid as compensation or other reasons; variations in expenses and capital costs, including depreciation, amortization and other non-cash charges incurred by us to maintain our administrative infrastructure; unanticipated costs that may be incurred by Legg Mason from time to time to protect client goodwill, to otherwise support investment products or in connection with litigation or regulatory proceedings; and the effects of acquisitions and dispositions.

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

Management assessed the effectiveness of Legg Mason’s internal control over financial reporting as of March 31, 2008, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of March 31, 2008, Legg Mason’s internal control over financial reporting is effective based on the criteria established in the COSO framework.

The effectiveness of Legg Mason’s internal control over financial reporting as of March 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein, which expresses an unqualified opinion on the effectiveness of Legg Mason’s internal control over financial reporting as of March 31, 2008.

Mark R. Fetting
President and Chief Executive Officer

Charles J. Daley, Jr.
Senior Vice President, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders of Legg Mason, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Legg Mason, Inc. and its subsidiaries at March 31, 2008 and March 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Baltimore, Maryland
May 29, 2008

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	Years Ended March 31,
	2008	2007	2006
OPERATING REVENUES
Investment advisory fees
Separate accounts	$1,464,512	$1,445,796	$1,101,249
Funds	2,319,788	2,023,140	994,232
Performance fees	132,740	142,245	101,605
Distribution and service fees	692,277	716,402	425,554
Other	24,769	16,092	22,572
Total operating revenues	4,634,086	4,343,675	2,645,212
OPERATING EXPENSES
Compensation and benefits	1,569,517	1,556,397	1,074,120
Transaction-related compensation	—	12,171	53,063
Total compensation and benefits	1,569,517	1,568,568	1,127,183
Distribution and servicing	1,273,986	1,196,019	561,788
Communications and technology	192,821	174,160	89,234
Occupancy	129,425	100,180	50,919
Amortization of intangible assets	57,271	68,410	38,460
Impairment of management contracts	151,000	—	—
Litigation award settlement	—	—	(8,150)
Other	209,890	208,040	106,048
Total operating expenses	3,583,910	3,315,377	1,965,482
OPERATING INCOME	1,050,176	1,028,298	679,730
OTHER INCOME (EXPENSE)
Interest income	76,923	58,916	47,992
Interest expense	(82,681)	(71,474)	(52,648)
Other	(600,547)	28,114	40,388
Total other income (expense)	(606,305)	15,556	35,732
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION AND MINORITY INTERESTS	443,871	1,043,854	715,462
Income tax provision	175,995	397,612	275,595
INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	267,876	646,242	439,867
Minority interests, net of tax	(266)	4	(6,160)
INCOME FROM CONTINUING OPERATIONS	267,610	646,246	433,707
Income from discontinued operations, net of tax	—	—	66,421
Gain on sale of discontinued operations, net of tax	—	572	644,040
NET INCOME	$267,610	$646,818	$1,144,168
NET INCOME PER SHARE
Basic:
Income from continuing operations	$1.88	$4.58	$3.60
Income from discontinued operations	—	—	0.55
Gain on sale of discontinued operations	—	—	5.35
	$1.88	$4.58	$9.50
Diluted:
Income from continuing operations	$1.86	$4.48	$3.35
Income from discontinued operations	—	—	0.51
Gain on sale of discontinued operations	—	—	4.94
	$1.86	$4.48	$8.80

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$1,463,554	$1,183,617
Securities purchased under agreements to resell	604,642	—
Restricted cash	844,728	—
Receivables:
Investment advisory and related fees	524,488	585,857
Other	240,374	266,128
Investment securities	489,081	273,166
Deferred income taxes	235,300	33,873
Other	283,585	48,866
Total current assets	4,685,752	2,391,507
Restricted cash	6,960	—
Investment securities	9,023	9,595
Fixed assets, net	346,802	219,437
Intangible assets, net	4,109,735	4,425,409
Goodwill	2,536,816	2,432,840
Other	135,264	125,700
Total Assets	$11,830,352	$9,604,488
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued compensation	$608,465	$559,390
Short-term borrowings	500,000	—
Current portion of long-term debt	432,119	5,117
Contractual acquisition payable	—	130,000
Payables for distribution and servicing	185,971	160,656
Other	1,012,892	456,898
Total current liabilities	2,739,447	1,312,061
Deferred compensation	149,953	136,013
Deferred income taxes	355,239	444,218
Other	139,556	63,199
Long-term debt	1,825,654	1,107,507
Total Liabilities	5,209,849	3,062,998
Commitments and Contingencies (Note 10)

Stockholders’ Equity
Common stock, par value $.10; authorized 500,000,000 shares; issued 138,556,117 shares in 2008 and 131,776,500 shares in 2007	13,856	13,178
Convertible preferred stock, par value $10; authorized 4,000,000 shares; 0.36 and 8.39 shares outstanding in 2008 and 2007, respectively	—	—
Shares exchangeable into common stock	4,982	5,188
Additional paid-in capital	3,278,376	3,372,385
Employee stock trust	(29,307)	(31,839)
Deferred compensation employee stock trust	29,307	31,839
Retained earnings	3,240,359	3,112,844
Accumulated other comprehensive income, net	82,930	37,895
Total Stockholders’ Equity	6,620,503	6,541,490
Total Liabilities and Stockholders’ Equity	$11,830,352	$9,604,488

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Years Ended March 31,
	2008	2007	2006
COMMON STOCK
Beginning balance	$13,178	$12,971	$10,668
Stock options and other stock-based compensation	157	86	469
Deferred compensation employee stock trust	5	5	13
Deferred compensation, net	30	19	3
Conversion of debt	—	76	555
Exchangeable shares	8	21	39
Business acquisitions	39	—	728
Shares repurchased and retired	(114)	—	—
Preferred share conversions	553	—	496
Ending balance	13,856	13,178	12,971
SHARES EXCHANGEABLE INTO COMMON STOCK
Beginning balance	5,188	5,720	6,697
Exchanges	(206)	(532)	(977)
Ending balance	4,982	5,188	5,720
ADDITIONAL PAID-IN CAPITAL
Beginning balance	3,372,385	3,235,583	736,196
Stock options and other stock-based compensation	91,873	80,514	306,637
Deferred compensation employee stock trust	4,915	5,228	11,714
Deferred compensation, net	24,195	17,675	19,203
Conversion of debt	—	32,874	237,086
Exchangeable shares	198	511	938
Business acquisitions	32,461	—	1,924,305
Cost of convertible note hedge, net	(83,125)	—	—
Future tax benefit on convertible note hedge	113,858	—	—
Shares repurchased and retired	(277,831)	—	—
Preferred share conversions	(553)	—	(496)
Ending balance	3,278,376	3,372,385	3,235,583
EMPLOYEE STOCK TRUST
Beginning balance	(31,839)	(45,924)	(127,780)
Shares issued to plans	(4,689)	(772)	(13,355)
Distributions and forfeitures	7,221	14,857	95,211
Ending balance	(29,307)	(31,839)	(45,924)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	31,839	45,924	127,780
Shares issued to plans	4,689	772	13,355
Distributions and forfeitures	(7,221)	(14,857)	(95,211)
Ending balance	29,307	31,839	45,924
RETAINED EARNINGS
Beginning balance	3,112,844	2,580,898	1,523,875
Adjustment on adoption of FIN 48	(3,550)	—	—
Net income	267,610	646,818	1,144,168
Dividends declared	(136,545)	(114,872)	(87,145)
Ending balance	3,240,359	3,112,844	2,580,898
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET
Beginning balance	37,895	14,944	15,710
Realized and unrealized holding gains (losses) on investment securities, net of tax	(24)	97	(124)
Unrealized and realized gains (losses) on cash flow hedge, net of tax	(1,523)	(738)	1,323
Foreign currency translation adjustment	46,582	23,592	(1,965)
Ending balance	82,930	37,895	14,944
TOTAL STOCKHOLDERS’ EQUITY	$6,620,503	$6,541,490	$5,850,116

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended March 31,
	2008	2007	2006
NET INCOME	$267,610	$646,818	$1,144,168
Other comprehensive income gains (losses):
Foreign currency translation adjustment	46,582	23,592	(1,965)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) net of tax (provision) benefit of $8, $(24) and $144, respectively	(11)	37	(216)
Reclassification adjustment for (gains) losses included in net income	(13)	60	92
Net unrealized gains (losses) on investment securities	(24)	97	(124)
Unrealized and realized gains (losses) on cash flow hedge, net of tax (provision) benefit of $1,080, $524 and $(938), respectively	(1,523)	(738)	1,323
Total other comprehensive income (loss)	45,035	22,951	(766)
COMPREHENSIVE INCOME	$312,645	$669,769	$1,143,402

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS

OF CASH FLOWS

(Dollars in thousands)

	Years Ended March 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$267,610	$646,818	$1,144,168
Income from discontinued operations	—	—	(66,421)
Gain on sale of discontinued operations, net of tax	—	(572)	(644,040)
Non-cash items included in net income:
Depreciation and amortization	141,083	137,852	73,768
Amortization of deferred sales commissions	39,139	64,265	29,873
Accretion and amortization of securities discounts and premiums, net	1,059	1,295	4,889
Stock-based compensation	49,345	40,654	35,465
Unrealized (gains) losses on investments	651,236	(7,141)	8,360
Impairment of intangible assets	151,000	—	—
Deferred income taxes	(173,150)	128,801	(17,233)
Other	2,266	8,854	161
Decrease (increase) in assets excluding acquisitions:
Investment advisory and related fees receivable	66,907	(23,797)	(161,570)
Net purchases of trading investments	(272,667)	(138,167)	(93,261)
Other receivables	26,095	30,354	61,216
Restricted cash	—	—	20,658
Other current assets	109,542	(2,947)	(39,643)
Other non-current assets	(36,957)	(916)	71,896
Increase (decrease) in liabilities excluding acquisitions:
Accrued compensation	45,268	(25,803)	(143,617)
Deferred compensation	13,940	38,912	31,291
Payables for distribution and servicing	25,315	25,049	135,607
Income taxes payable	46,619	(24,863)	(1,163)
Other current liabilities	(90,891)	126,757	(403,814)
Other non-current liabilities	(98,390)	(120,506)	(32,009)
Net cash provided by operating activities of discontinued operations	—	572	530,180
CASH PROVIDED BY OPERATING ACTIVITIES	964,369	905,471	544,761
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for:
Fixed assets	(184,275)	(112,026)	(85,204)
Business acquisitions and related costs, net of cash acquired in 2006	(14,858)	(60,330)	(880,008)
Contractual acquisition earnouts	(207,500)	(384,748)	(16,300)
Restricted cash, principally collateral for liquidity fund support	(851,688)	—	—
Payments under liquidity fund support arrangements	(59,537)	—	—
Net increase in securities purchased under agreements to resell	(604,642)	—	—
Purchases of investment securities	(6,095)	(20,787)	(25,551)
Proceeds from sales and maturities of investment securities	5,180	35,788	8,074
Net cash used for investing activities of discontinued operations	—	—	(4,592)
CASH USED FOR INVESTING ACTIVITIES	(1,923,415)	(542,103)	(1,003,581)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	500,000	(83,227)	—
Proceeds from issuance of long-term debt	1,252,600	—	728,580
Purchase of convertible note hedge, net	(83,125)	—	—
Third party distribution financing, net	5,264	3,617	—
Repayment of principal on long-term debt	(114,867)	(61,096)	(103,113)
Issuance of common stock	35,920	26,728	140,454
Repurchase of stock	(277,945)	—	—
Dividends paid	(132,821)	(109,919)	(78,626)
Excess tax benefit associated with stock-based compensation	35,587	14,466	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	1,220,613	(209,431)	687,295
EFFECT OF EXCHANGE RATE CHANGES ON CASH	18,370	6,210	(126)
NET INCREASE IN CASH AND CASH EQUIVALENTS	279,937	160,147	228,349
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,183,617	1,023,470	795,121
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,463,554	$1,183,617	$1,023,470
SUPPLEMENTARY DISCLOSURE
Cash paid for:
Income taxes	$250,352	$260,015	$654,118
Interest	74,084	71,226	105,258

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

In connection with the sale of Legg Mason’s PC/CM businesses in fiscal 2006, Legg Mason reflected the related results of operations of PC/CM businesses as Income from discontinued operations on the Consolidated Statements of Income. Operating and investing cash flows from discontinued operations are shown separately in the Consolidated Statements of Cash Flows. There were no financing cash flows from discontinued operations. All references to fiscal 2008, 2007 or 2006 refer to Legg Mason’s fiscal year ended March 31 of that year.

Use of Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes, including valuation of financial instruments, intangible assets and goodwill, stock-based compensation and income taxes. Management believes that the estimates used are reasonable, although actual amounts could differ from the estimates and the differences could have a material impact on the consolidated financial statements.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of 90 days or less.

Repurchase Agreements

Legg Mason invests in short-term securities purchased under overnight agreements to resell collateralized by U.S. government and agency securities. Securities purchased under agreements to resell are accounted for as collateralized financings and are carried at contractual amounts, plus accrued interest.

Restricted Cash

Restricted cash at March 31, 2008 is $851,688, which primarily represents cash collateral required under support arrangements for certain liquidity funds that our subsidiaries manage. This cash is not available to Legg Mason for general corporate use. See Note 18 for a discussion of the support arrangements related to liquidity funds.

Financial Instruments

Substantially all financial instruments are reflected in the financial statements at fair value or amounts that approximate fair value, except long-term debt.

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

Equity and fixed income securities are valued using closing market prices for listed instruments or broker or dealer price quotations, when available. Fixed income securities may also be valued using valuation models and estimates based on spreads to actively traded benchmark debt instruments with readily available market prices.

Legg Mason evaluates its non-trading investment securities for “other than temporary” impairment. Impairment may exist when the fair value of an investment security has been below the adjusted cost for an extended period of time. If an “other than temporary” impairment is determined to exist, the difference between the value of the investment security recorded on the financial statements and its fair value is recognized as a charge to income in the period the impairment is determined to be other than temporary. As of March 31, 2008 and 2007, the amount of unrealized losses for investment securities not recognized in income was not material.

For investments in illiquid and privately-held securities for which market prices or quotations may not be readily available, management must estimate the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry in order to determine fair value. As of March 31, 2008 and 2007, Legg Mason had approximately $156.6 million and $1.3 million, respectively, of trading and non-trading financial instruments which were valued based upon management’s assumptions or estimates, taking into consideration available financial information of the company and industry. At March 31, 2008 and 2007, Legg Mason had approximately $81,703 and $58,265, respectively, of investments in partnerships and limited liability corporations. These investments are reflected in Other non-current assets on the Consolidated Balance Sheets and are accounted for under the cost or equity method.

In addition to the financial instruments described above or the derivative instruments described below, other financial instruments that are carried at fair value or amounts that approximate fair value include Cash and cash equivalents, Securities purchased under agreements to resell and Short-term borrowings. The fair value of Long-term debt at March 31, 2008 and 2007 was $2,264,720 and $1,120,253 respectively. These fair values were estimated using current market prices.

Derivative Instruments

The fair values of derivative instruments are recorded as assets or liabilities on the Consolidated Balance Sheets. Legg Mason previously did not engage in derivative or hedging activities, except as described below and to hedge interest rate risk on debt, as described in Note 8. Legg Mason has also used currency and other hedges to hedge the risk of movement in exchange rates or interest rates on financial assets on a limited basis.

Legg Mason applies hedge accounting as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) to the aforementioned debt interest rate risk hedge. Adjustment of this cash flow hedge is recorded in Other comprehensive income. The gains or losses on other derivative instruments not designated for hedge accounting are included as Other income (expense) in the Consolidated Statements of Income and are not material except as described below.

In fiscal 2008, Legg Mason entered into various credit support arrangements for certain liquidity funds managed by a subsidiary. These arrangements included letters of credit, capital support agreements and a total return swap that qualify as derivative transactions and are described more fully in Note 18. The fair values of these derivative instruments are based on expected outcomes derived from pricing data for the underlying securities and/or detailed collateral analyses based on the most recent available information. The fair values of $45.7 million and $551.7 million of these derivatives are included in Other current assets and Other current liabilities, respectively, in the Consolidated Balance Sheet. None of these derivative transactions are designated for hedge accounting as defined in SFAS 133 and the related gains and losses are included in Other non-operating income (expense) in the Consolidated Statement of Income in fiscal 2008.

Fixed Assets

Fixed assets consist of equipment, software and leasehold improvements and capital lease assets. Equipment consists primarily of communications and technology hardware and furniture and fixtures. Software includes both purchased software and internally developed software. Fixed assets are reported at cost, net of accumulated depreciation and amortization. Capital lease assets are initially reported at the lesser of the present value of the related future minimum lease payments or the asset’s then current fair value, subsequently reduced by accumulated depreciation. Depreciation and amortization are determined by use of the straight-line method. Equipment is depreciated over the estimated useful lives of the assets, generally ranging from three to eight years. Software is amortized over the estimated useful lives of the assets, which are generally three years. Leasehold improvements and capital lease assets are amortized or depreciated over the initial term of the lease unless options to extend are likely to be exercised. Maintenance and repair costs are expensed as incurred. Internally developed software is reviewed periodically to determine if there is a change in the useful life, or if an impairment in value may exist. If impairment is deemed to exist, the asset is written down to its fair value or is written off if the asset is determined to no longer have any value.

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

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Indefinite-life intangible assets and goodwill are not amortized. Legg Mason evaluates its intangible assets and goodwill on a quarterly basis, considering factors such as projected cash flows and revenue multiples, to determine whether the value of the assets is impaired and the amortization periods are appropriate. If an asset is impaired, the difference between the value of the asset reflected on the financial statements and its current fair value is recognized as an expense in the period in which the impairment is determined. The fair values of intangible assets subject to amortization are reviewed at each reporting period using an undiscounted cash flow analysis. For intangible assets with indefinite lives, fair value is determined based on anticipated discounted cash flows. Goodwill is evaluated at the reporting unit level, and is deemed to be impaired if the carrying amount of the reporting unit goodwill exceeds its implied fair value. In estimating the fair value of the reporting unit, Legg Mason uses valuation techniques based on discounted cash flows similar to models employed in analyzing the purchase price of an acquisition target. Legg Mason defines the reporting units to be its Managed Investments, Institutional and Wealth Management divisions, which are the same as its operating segments. Allocations of goodwill to Legg Mason’s divisions for acquisitions and dispositions are based on relative fair values of the businesses added to or sold from the divisions. See Note 6 for additional information regarding intangible assets and goodwill and Note 19 for additional business segment information.

Translation of Foreign Currencies

Assets and liabilities of foreign subsidiaries that are denominated in non-U.S. dollar functional currencies are translated at exchange rates as of the Consolidated Balance Sheet dates. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars are included in stockholders’ equity and comprehensive income. Gains or losses resulting from foreign currency transactions are included in net income.

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

Deferred Sales Commissions

Commissions paid to financial intermediaries in connection with sales of certain classes of company-sponsored mutual funds are capitalized as deferred sales commissions. The asset is amortized over periods not exceeding six years, which represent the periods during which commissions are generally recovered from distribution and service fee revenues and from contingent deferred sales charges (“CDSC”) received from shareholders of those funds upon redemption of their shares. CDSC receipts are recorded as distribution and servicing revenue when received and a reduction of the unamortized balance of deferred sales commissions, with a corresponding expense.

Management periodically tests the deferred sales commission asset for impairment by reviewing the changes in value of the related shares, the relevant market conditions and other events and circumstances that may indicate an impairment in value has occurred. If these factors indicate an impairment in value, management compares the carrying value to the estimated undiscounted cash flows expected to be generated by the asset over its remaining life. If management determines that the deferred sales commission asset is not fully recoverable, the asset will be deemed impaired and a loss will be recorded in the amount by which the recorded amount of the asset exceeds its estimated fair value. For the years ended March 31, 2008, 2007, and 2006, no impairment charges were recorded. Deferred sales commissions, included in Other non-current assets in the Consolidated Balance Sheets, were $22.6 million and $44.9 million at March 31, 2008 and 2007, respectively.

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

Effective April 1, 2007, Legg Mason adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies previously issued FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and a measurement attribute in financial statements for tax positions taken or expected to be taken in a tax return. Under FIN 48, a tax benefit should only be recognized if it is more likely than not that the position will be sustained based on its technical merits. A tax position that meets this threshold is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon settlement by the appropriate taxing authority having full knowledge of all relevant information. FIN 48 also provides guidance on derecognition, classification, interest and penalties, interim accounting, disclosure and transition.

The Company’s accounting policy is to classify interest related to tax matters as interest expense and related penalties, if any, as other operating expense.

See Note 9 for additional information regarding income taxes and Legg Mason’s adoption of FIN 48.

Loss Contingencies

Legg Mason accrues estimates for loss contingencies related to legal actions, investigations, and proceedings, exclusive of legal fees, when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

Stock-Based Compensation

Legg Mason’s stock-based compensation includes stock options, employee stock purchase plans, restricted stock awards, performance shares payable in common stock and deferred compensation payable in stock. Under its stock compensation plans, Legg Mason issues stock options to officers, key employees and non-employee members of the Board of Directors.

During fiscal 2007, Legg Mason adopted SFAS No. 123 (R), “Share-Based Payment” and related pronouncements using the modified-prospective method and the related transition election. Under this method, compensation expense for the years ended March 31, 2008 and 2007 includes compensation cost for all non-vested share-based awards at their grant-date fair value amortized over the respective vesting periods on the straight-line method. Legg Mason determines the fair value of stock options using the Black-Scholes option pricing model, with the exception of market-based performance grants, which are valued with a Monte Carlo option-pricing model. Prior to fiscal 2007, awards were also accounted for at grant-date fair value, except for awards granted prior to April 1, 2003, that were recorded at their intrinsic value. As a result, prior to the adoption of SFAS No. 123 (R), no related compensation expense was recognized for the awards granted prior to April 1, 2003, and the expense related to stock-based employee compensation included in the determination of net income for fiscal 2006 is less than that which would have been included if the fair value method had been applied to all awards. Under the modified-prospective method, the results for the year ended March 31, 2006 have not been restated. Additionally, unamortized deferred compensation previously classified as a separate component of stockholders’ equity has been reclassified as a reduction of additional paid-in capital. Also under SFAS No. 123 (R), cash flows related to income tax deductions in excess of stock-based compensation expense of $35,587 and $14,466 are classified as financing cash flows for the years ended March 31, 2008 and 2007, respectively. For the year ended March 31, 2006, these cash flows were $92,376 and continue to be classified as operating cash inflows. See Note 13 for additional discussion of stock-based compensation.

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

In accordance with FASB Interpretation Number 46 (R), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” (“FIN 46 (R)”) all SPEs are designated as either a voting interest entity or a VIE, with VIEs subject to consolidation by the party deemed to be the primary beneficiary, if any. A VIE is an entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support, either contractual or implied, or in which the equity investors do not have the characteristics of a controlling financial interest. The primary beneficiary is the entity that will absorb a majority of the VIE’s expected losses, or if there is no such entity, the entity that will receive a majority of the VIE’s expected residual returns, if any. In accordance with FIN 46 (R), Legg Mason’s determination of expected residual returns excludes gross fees paid to a decision maker. It is unlikely that Legg Mason will be the primary beneficiary for VIEs created to manage assets for clients unless its ownership interest, including interests of related parties, in a VIE is substantial, unless Legg Mason may earn significant performance fees from the VIE or unless Legg Mason is considered to have a material implied variable interest.

FIN 46 (R) also requires the disclosure of VIEs in which Legg Mason is considered to have a significant variable interest. In determining whether a variable interest is significant, Legg Mason considers the same factors used for determination of the primary beneficiary. In determining whether it is the primary beneficiary of these VIEs, Legg Mason considers both qualitative and quantitative factors such as the voting rights of the equity holders, economic participation of all parties, including how fees are earned by and paid to Legg Mason, related party ownership, guarantees and implied relationships. In determining the primary beneficiary, Legg Mason must make assumptions and estimates about, among other things, the future performance of the underlying assets held by the VIE, including investment returns, cash flows and credit and interest rate risks. These assumptions and estimates have a significant bearing on the determination of the primary beneficiary. If Legg Mason’s assumptions or estimates were to be materially incorrect, Legg Mason might be required to consolidate additional VIEs. Consolidation of these VIEs would result in an increase to assets with a corresponding increase in Minority Interests on the Consolidated Balance Sheets and an increase in revenues with a corresponding increase in Minority Interests on the Consolidated Statements of Income. See Notes 17 and 18 for additional discussion of variable interests.

Supplemental Cash Flow Information

The following non-cash activities are excluded from the Consolidated Statements of Cash Flows. During fiscal 2007 and 2006, holders of the $76 million and $480 million in zero-coupon contingent convertible senior notes converted the notes into 756 thousand and 5.5 million shares of common stock, respectively. There were no zero-coupon contingent convertible senior notes outstanding after the conversion in fiscal 2007.

As described in Note 2, during fiscal 2006, Legg Mason issued 5.39 million shares of common stock and 13.346632 shares of non-voting convertible preferred stock to Citigroup in the acquisition of CAM. During fiscal 2008 and 2006, Legg Mason issued approximately 5.53 million and 4.96 million common shares, respectively, upon conversion of approximately 5.53 and 4.96 shares, respectively, of the non-voting convertible preferred stock. In addition, an $83.2 million promissory note, as described in Note 7, was executed as a result of the final purchase price at closing. As also described in Note 2, during fiscal 2006, Legg Mason issued 1.9 million shares of common stock valued at $200 million to acquire Permal. During fiscal 2008, the second anniversary contingent acquisition payments of $240 million were made to the former owners of Permal, of which $208 million was paid in cash and the balance was in shares of common stock. As described in Note 3, during fiscal 2006, Legg Mason recognized a gain on the sale of its PC/CM businesses to Citigroup, based on a value of $1.65 billion for the businesses, as a portion of the consideration to acquire CAM. Assets and liabilities of the PC/CM businesses transferred to Citigroup as part of the transaction were approximately $4.2 billion and $3.7 billion, respectively.

The amounts reflected in the supplementary disclosure on the Consolidated Statements of Cash Flows as cash paid for income taxes and interest represent amounts for both continuing and discontinued operations, where applicable.

Recent Accounting Developments

The following relevant accounting pronouncements were recently issued.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), to provide a consistent definition of fair value and establish a framework for measuring fair value in generally accepted accounting principles. SFAS 157 has additional disclosure requirements and will be effective for fiscal year 2009.

The disclosure requirements include a requirement to allocate fair value measurements impacting an entity’s financial statements among a hierarchy that prioritizes the inputs to valuation techniques used to measure fair values into three broad levels. Measurements for Level 1 are based on quoted prices in active markets; measurements for Level 2 are based on direct or indirect observable inputs; and measurements for Level 3 are based on unobservable inputs. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which partially defers the effective date of SFAS 157 for one year for non-recurring fair value measurements of non-financial assets and liabilities, such as acquired intangibles and goodwill. Legg Mason does not expect its April 1, 2008 adoption of the non-deferred provisions of SFAS 157 will have a material impact on its consolidated financial statements. Legg Mason is continuing to evaluate its adoption of the deferred provisions of SFAS 157 for non-recurring fair value measurements and cannot estimate at this time the impact, if any, on its consolidated financial statements. While the provisions of SFAS 157 for recurring fair value measurements are not adopted by Legg Mason until April 1, 2008, it is estimated that less than 3% of total assets and 11% of total liabilities will meet the definition of Level 3, where fair values are based on unobservable inputs, including management’s estimates. As a result, the fair values of these Level 3 assets and liabilities are potentially subject to more significant fluctuations in amounts ultimately realized.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in income. The provisions of SFAS 159 are not mandatory and Legg Mason is still evaluating the potential future effect of any elections it may make.

In June 2007, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payments” (“EITF 06-11”), that was subsequently ratified by the FASB. EITF 06-11 provides that realized tax benefits on dividends paid to employees on equity classified unvested shares, share units and options charged to retained earnings should be recognized as an increase in additional paid-in capital. EITF 06-11 will be effective for fiscal 2009, and is not expected to have a material impact on Legg Mason’s consolidated financial statements.

In December 2007, the FASB issued Statement Nos. 141 (revised 2007), “Business Combinations” (“SFAS 141 (R)”), and 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 141 (R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141 (R) requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction, including contingent consideration, and also requires acquisition related costs to be expensed as incurred. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141 (R) and SFAS 160 are both effective for fiscal year 2010. SFAS 141 (R) will be applied prospectively. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and other requirements of SFAS 160 will be applied prospectively. When SFAS 141 (R) is adopted, it will impact how Legg Mason accounts for acquisitions in the future. Legg Mason is currently evaluating the adoption of SFAS 160 and it is not expected to have a material impact on Legg Mason’s consolidated financial statements.

In March 2008, the FASB issued Statement 161, “Disclosures about Derivatives and Hedging Activities” (“SFAS 161”), which amends FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), by requiring expanded disclosures about an entity’s derivative instruments and hedging activities for increased qualitative, quantitative, and credit-risk factors. As SFAS 161 only contains disclosure provisions, it will not impact Legg Mason’s accounting for derivative transactions.

In April 2008, the FASB issued a final FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP FAS 142-3 will be effective for fiscal 2010, and is not expected to have a material impact on Legg Mason’s consolidated financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). This FSP requires that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity (conversion feature) components of the instruments. As a result, interest expense should be imputed and recognized based upon the entity’s nonconvertible debt borrowing rate, which will result in lower net income. The 2.5% convertible senior notes issued by Legg Mason in January 2008 will be subject to FSP APB 14-1. Prior to FSP APB 14-1, Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”), provided that no portion of the proceeds from the issuance of the instrument should be attributable to the conversion feature. When Legg Mason is required to retroactively adopt FSP APB 14-1 in fiscal 2010, interest expense for fiscal 2008 and 2009 will be increased by $6.6 million and $32.3 million, respectively, and the carrying amount of the 2.5% convertible senior notes will be discounted (decreased) and additional paid-in capital increased in the amount of $233.2 million as of March 31, 2009.

2.  ACQUISITIONS AND DISPOSITIONS

On February 26, 2008, Legg Mason announced a definitive agreement in which Citigroup Global Markets Inc., an affiliate of Citigroup, would re-acquire a majority of the overlay and implementation business of Legg Mason Private Portfolio Group (“LMPPG”), which includes its managed account trading and technology platform. In undertaking this transaction, Legg Mason continues its focus on its core asset management business. The net assets held for sale of approximately $170 million are comprised primarily of intangible assets, net and allocated goodwill and are included in Other current assets on the Consolidated Balance Sheet as of March 31, 2008. The sale closed on April 1, 2008 and cash proceeds of approximately $181 million were received. After transaction costs, the gain on the sale of this business is approximately $5 million ($3 million after tax), which will be recognized in the first quarter of fiscal 2009.

On December 1, 2005, Legg Mason completed the acquisition of CAM in exchange for (i) all outstanding stock of Legg Mason subsidiaries that constituted its PC/CM businesses (see Note 3 for a discussion of discontinued operations); (ii) approximately 5.39 million shares of common stock and 13.346632 shares, $10 par value per share, of non-voting Legg Mason convertible preferred stock, which was convertible, upon transfer, into approximately 13.35 million shares of common stock; and (iii) $512 million in cash borrowed under a $700 million five-year syndicated term loan facility.

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

At the time of the acquisition, CAM managed assets of approximately $408.6 billion, which excluded certain assets that were not expected to be retained by CAM. The determination of the purchase price was made on the basis of, among other things, the revenues, profitability and growth rates of CAM. The acquisition of CAM fit one of Legg Mason’s strategic objectives to become a pure global asset management company.

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

Prior to consummation of the CAM transaction, senior management began to assess and formulate plans for restructuring the business of the combined entities, which included reductions in the acquired workforce, rationalization and realignment of the acquired mutual funds, and an evaluation of office lease obligations assumed in the transaction in several geographic regions. Costs associated with reductions of the acquired workforce were accrued at acquisition date, at which time specific plans and the communication of those plans were finalized. Costs associated with mutual fund realignment and office space rationalization were accrued during fiscal 2007, as management finalized plans and amounts could be reasonably estimated. As part of the fund realignment, certain domestic funds have been merged with funds of similar strategy and certain funds have been re-domiciled or liquidated, as approved by the Boards of Directors of the funds or fund shareholders. The fund realignment costs were not associated with or incurred to generate revenues of the combined entity after the consummation date, were incremental to other costs incurred in the conduct of activities prior to the transaction date, and were incurred as a direct result of the plan to exit certain CAM activities. The evaluation of excess office space in several geographic regions resulted from staff reductions and business integrations. Excess office space costs include both amounts incurred under existing contractual obligations of CAM that will continue with no economic benefit and penalties incurred to cancel contractual obligations of the acquired business.

The costs for workforce reductions, mutual fund realignment and excess office space aggregating $84.6 million are associated with integration of the acquired CAM business and, for the reasons described above, such costs are reflected as additional goodwill and will only impact future earnings to the extent recorded goodwill becomes impaired.

A summary of all accrued restructuring costs follows:

	Acquired Workforce Reductions	Fund Realignment	Office Leases	Total
Accrued at acquisition	$27.5	$—	$—	$27.5
Accruals	1.2	42.4	14.3	57.9
Payments	(28.5)	(37.2)	(3.3)	(69.0)
Accrual at March 31, 2007	0.2	5.2	11.0	16.4
Accruals	—	(0.8)	—	(0.8)
Payments	(0.2)	(2.8)	(11.0)	(14.0)
Accrual at March 31, 2008	$—	$1.6	$—	$1.6

The purchase price allocation was completed during fiscal 2007, and Legg Mason expects the remaining accrued costs to be paid over their contractual terms in future years.

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

Prior to the acquisition of CAM and in conjunction with a Citigroup entity, Smith Barney Fund Management LLC (“SBFM”), one of the entities acquired from Citigroup, completed a settlement with the U.S. Securities and Exchange Commission (“SEC”) resolving an investigation by the SEC into matters relating to arrangements between certain Smith Barney mutual funds, a Citigroup affiliated transfer agent, and an unaffiliated sub-transfer agent. Under the terms of the settlement, SBFM paid $184 million to the U.S. Treasury, which will be distributed pursuant to a distribution plan that is subject to approval by the SEC. Although the transfer agency business was not included in the acquisition of CAM, the liabilities of SBFM assumed in the acquisition include approximately $184 million for amounts to be paid pursuant to the plan of distribution, when approved. In addition, the assets acquired include a receivable of approximately $184 million for the amount that will be returned to Legg Mason by the U.S. Treasury for distribution pursuant to the plan. This settlement has not yet been disbursed and as such, the receivable balance is included in Other receivables and the related liability is included in Other current liabilities as of March 31, 2008 and 2007.

Effective November 1, 2005, Legg Mason acquired 80% of the outstanding equity of Permal, a leading global funds-of-hedge funds manager. Concurrent with the acquisition, Permal completed a reorganization in which the residual 20% of outstanding equity was converted to preference shares, resulting in Legg Mason owning 100% of the outstanding voting common stock of Permal. Legg Mason has the right to purchase the preference shares over four years from closing and, if that right is not exercised, the holders of those shares have the right to require Legg Mason to purchase the interests in the same general time frame for approximately the same consideration. The aggregate consideration paid by Legg Mason at closing was $800 million, excluding $8.5 million of acquisition-related costs, of which $200 million was in the form of approximately 1,889 newly issued shares of Legg Mason common stock and the remainder was cash. The maximum aggregate price, including earnout payments related to each purchase and based upon future revenue levels, for all equity interests in Permal is $1.386 billion, with a $969.5 million minimum price, including acquisition costs. In accordance with the terms of the deal, Legg Mason acquired preference shares representing an additional 7.5% ownership interest in Permal during the December 31, 2007 quarter, and it is anticipated that Legg Mason will acquire the remaining 12.5% four years after the initial closing at prices based on Permal’s revenues. The additional payments are treated as contingent consideration. The second anniversary contingent acquisition payments of $240 million were made to the former owners of Permal, of which $208 million was paid in cash and the balance was in shares of common stock. The remaining minimum obligation of $81 million as of March 31, 2008 is payable in November 2011, unless earned earlier. The agreements provide for additional consideration of up to $265 million based on Permal’s future revenues and earnings. Legg Mason may elect to deliver up to 25% of each of the future payments in the form of shares of its common stock. All payments for the preference shares, including dividends, and other contingent earnouts exceeding the $969.5 million minimum purchase price will be recognized as additional goodwill. During fiscal 2008 and 2007, Legg Mason paid approximately $12 million in dividends in each period on the preference shares.

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

Approximately $6.0 million of the $10.0 million fair value of asset management contracts was amortized over two years. The remainder is being amortized over an average life of nine years. The values of the indefinite-life trade name and funds-of-hedge funds contracts are not subject to amortization but are evaluated quarterly for impairment. The following unaudited pro forma consolidated results are presented as though the acquisitions of CAM and Permal had occurred as of the beginning of each period presented and exclude the results of discontinued operations (including the gain on sale of the PC/CM businesses). The pro forma results include adjustments to exclude certain non-transferred CAM businesses in accordance with the terms of the transaction agreement, to conform accounting policies of the acquired entities, and to adjust for the effect of acquisition related expenses.

Year Ended March 31, 2006
Revenues	$3,988,526
Income from continuing operations	$589,820
Income from continuing operations per common share:
Basic	$4.39
Diluted	$4.10

The former owners of Private Capital Management (“PCM”) earned the maximum fifth anniversary payment of $300.0 million, which was accrued as of March 31, 2006 and paid into an escrow account during fiscal 2007. This payment was recorded as additional goodwill and is subject to certain limited claw-back provisions.

3.  DISCONTINUED OPERATIONS

On December 1, 2005, Legg Mason sold the entities that comprised its PC/CM businesses to Citigroup as a portion of the consideration in the purchase of Citigroup’s global asset management businesses. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Life Assets,” the

after-tax results of operations of PC/CM are reflected as Income from discontinued operations on the Consolidated Income Statements for the fiscal year ended March 31, 2006.

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

Results of operations for discontinued operations for fiscal 2006 are summarized as follows:

Total revenues, net of interest expense(1)	$545,715
Income from discontinued operations	$109,404
Provision for income taxes	42,983
Income from discontinued operations, net	$66,421
(1)	See Note 19 for additional information on net revenues.

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

4.  INVESTMENTS

Legg Mason has investments in debt and equity securities that are generally classified as available-for-sale, held-to-maturity and trading as described in Note 1. Investments as of March 31, 2008 and 2007 are as follows:

	2008	2007
Investment securities:
Trading(1)	$489,081	$273,166
Available-for-sale	7,700	8,297
Other(2)	1,323	1,298
Total	$498,104	$282,761
(1)	Includes assets of deferred compensation plans of $207,305 and $191,684, respectively. Fiscal 2008 includes $141,509 of investments issued by structured investment vehicles and other conduit investments acquired from proprietary liquidity funds. The remainder represents seed investments in proprietary products and investments in VIEs.
(2)	Includes investments in private equity securities that do not have readily determinable fair values.

Legg Mason uses the specific identification method to determine the cost of a security sold and the amount reclassified from accumulated other comprehensive income into earnings. The proceeds and gross realized gains and losses from sales and maturities of available- for-sale investments are as follows:

	Years Ended March 31,
	2008	2007	2006
AVAILABLE-FOR-SALE
Proceeds	$5,194	$21,745	$8,074
Gross realized gains	34	259	169
Gross realized losses	(14)	(117)	(8)

The net unrealized gain (loss) for investment securities classified as trading was ($62,001), $7,141 and ($8,360) for fiscal 2008, 2007 and 2006, respectively. The unrealized loss for fiscal 2008 is primarily related to losses on investments issued by Structured Investment Vehicles (“SIVs”) and other conduit investments acquired from proprietary liquidity funds.

Legg Mason’s available-for-sale investments consist of mortgage-backed securities, U.S. government and agency securities, and equity securities. Gross unrealized gains and losses for investments classified as available-for-sale were $154 and ($82), respectively, as of March 31, 2008, and $407 and ($303), respectively, as of March 31, 2007.

Legg Mason had no investments classified as held-to-maturity as of March 31, 2008 and 2007.

5.  FIXED ASSETS

The following table reflects the components of fixed assets as of March 31:

	2008	2007
Equipment	$175,255	$146,234
Software	159,428	135,690
Leasehold improvements and capital lease assets	257,812	137,259
Total cost	592,495	419,183
Less: accumulated depreciation and amortization	(245,693)	(199,746)
Fixed assets, net	$346,802	$219,437

Depreciation and amortization expense was $83,812, $69,442 and $35,308 for fiscal 2008, 2007, and 2006, respectively, net of $4,243 for fiscal 2006, that was allocated to discontinued operations to reflect the use of certain fixed assets by discontinued operations prior to the sale.

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

The following tables reflect the components of intangible assets as of March 31:

	2008	2007
AMORTIZABLE ASSET
MANAGEMENT CONTRACTS
Cost	$356,779	$737,673
Accumulated amortization	(119,033)	(184,185)
Net	237,746	553,488
INDEFINITE-LIFE
INTANGIBLE ASSETS
Fund management contracts	3,755,189	3,755,121
Trade names	116,800	116,800
	3,871,989	3,871,921
Intangible assets, net	$4,109,735	$4,425,409

The decrease in amortizable asset management contracts during fiscal 2008 is primarily due to an impairment of intangible assets acquired in the acquisition of PCM of $151,000, net of accumulated amortization of $88,824, and the transfer of $102,640, net of accumulated amortization of $24,775, relating to the pending sale of the overlay and implementation business of LMPPG into Other current assets as assets held for sale. The acquired management contracts from the PCM transaction and related assets under management declined significantly during fiscal year 2008. Based on revised attrition estimates, the remaining useful lives of the acquired contracts are from one to five years at March 31, 2008. The fair value of PCM’s remaining acquired management contracts was determined using valuation techniques based on discounted cash flows. During fiscal 2007, approximately $2,016 of impairment charges were recorded as Other operating expenses for certain other amortizable asset management contracts. There were no impairment charges during fiscal 2006.

As of March 31, 2008, management contracts are being amortized over a weighted-average life of 8.0 years. Estimated amortization expense for each of the next five fiscal years is as follows:

2009	$38,105
2010	32,334
2011	32,334
2012	29,232
2013	23,996
Thereafter	81,745
Total	$237,746

The change in indefinite-life intangible assets is primarily attributable to the impact of foreign currency translation.

The increase in the carrying value of goodwill since April 1, 2007 is summarized below:

	2008	2007
Balance, beginning of year	$2,432,840	$2,303,799
Business acquisitions and related costs (see Note 2)	12,365	72,354
Contractual acquisition earnouts (see Note 2)	160,000	84,748
Business dispositions or assets held for sale	(69,297)	—
Impact of excess tax basis amortization	(22,908)	(28,969)
Other, including changes in foreign exchange rates	23,816	908
Balance, end of year	$2,536,816	$2,432,840

Based on the revenues and earnings of Permal, additional contingent consideration of $160,000 was recognized during fiscal year 2008 with a corresponding increase in goodwill.

At March 31, 2008, Legg Mason transferred $65,724 of goodwill relating to the pending sale of the overlay and implementation business of LMPPG into Other current assets as assets held for sale.

During fiscal 2007, Legg Mason began recognizing the tax benefit of the amortization of excess tax basis related to the CAM acquisition. In accordance with SFAS, No. 109, “Accounting for Income Taxes,” the tax benefit is recorded as a reduction of goodwill and deferred tax liabilities.

7.  SHORT-TERM BORROWINGS

On October 14, 2005, Legg Mason entered into an unsecured 5-year $500 million revolving credit agreement. During November 2007, Legg Mason borrowed $500 million under its unsecured revolving credit facility for general corporate purposes, the proceeds of which have been invested in short-term instruments. On January 3, 2008, Legg Mason amended the revolving credit agreement to increase the maximum amount that Legg Mason may borrow from $500 million to $1 billion and to allow it to draw a portion of the availability in the form of letters of credit. On March 7, 2008, Legg Mason elected to procure a letter of credit for a money market fund to support up to $150 million of the fund’s holdings in certain SIV-issued securities using capacity on the revolving credit agreement as collateral. In connection with the amendments the revolving credit facility rate was increased from LIBOR plus 35 basis points to LIBOR plus 60 basis points. These rates may change in the future based on changes in Legg Mason’s credit ratings. As of March 31, 2008, there was $500 million outstanding under this facility. There were no borrowings outstanding under this facility as of March 31, 2007.

Legg Mason maintains two additional borrowing facilities, a $50 million, 3-year revolving credit agreement and a $40 million credit line. Both facilities are for general operating purposes. There were no borrowings outstanding under these facilities as of March 31, 2008 and 2007. Legg Mason has maintained compliance with the applicable covenants of these facilities.

In connection with the acquisition of CAM, Legg Mason entered into two 364-day borrowing arrangements: one was a $130 million revolving credit facility at an interest rate, including commitment fees, of LIBOR plus 27 basis points; the other was a $83.2 million promissory note at an interest rate, including commitment fees, of LIBOR plus 35 basis points. The average effective interest rate for the $83.2 million credit facility was 5.6% for the period ended March 31, 2007. During the fiscal year ended March 31, 2007, Legg Mason paid from available cash the $83.2 million balance outstanding on this short-term promissory note with Citigroup. Legg Mason did not borrow under the $130 million credit facility before it expired in November 2006.

8.  LONG-TERM DEBT

Long-term debt as of March 31, 2008 and 2007 consists of the following:

	2008			2007
	Current Accreted value	Unamortized Discount	Maturity Amount	Current Accreted Value
6.75% senior notes	$424,959	$41	$425,000	$424,796
5-year term loan	550,000	—	550,000	650,000
3-year term loan	—	—	—	8,543
Third-party distribution financing	8,881	—	8,881	3,617
2.5% convertible senior notes	1,250,000	—	1,250,000	—
Other term loans	23,933	—	23,933	25,668
Subtotal	2,257,773	41	2,257,814	1,112,624
Less: current portion	432,119	—	432,119	5,117
Total	$1,825,654	$41	$1,825,695	$1,107,507

6.75% Senior Notes

On July 2, 2001, Legg Mason issued $425,000 principal amount of senior notes due July 2, 2008, which bear interest at 6.75%. The notes were sold at a discount to yield 6.80%. The net proceeds of the notes were approximately $421,000, after payment of debt issuance costs.

5-Year Term Loan

On October 14, 2005, Legg Mason entered into an unsecured term loan agreement for an amount not to exceed $700 million. Legg Mason used this term loan to pay a portion of the purchase price, including acquisition related costs, in the acquisition of CAM. The term loan facility will be payable in full at maturity in calendar year 2010 and bears interest at LIBOR plus 60 basis points. During fiscal 2008 and 2007, Legg Mason repaid $100 million and $50 million, respectively, resulting in an outstanding balance at March 31, 2008 of $550 million, which had an average interest rate of 5.5% for fiscal 2008.

3-Year Term Loan

In connection with the CAM acquisition, on December 1, 2005, Legg Mason entered into a $16 million, 3-year term loan. During the year ended March 31, 2008, the 3-year term loan was repaid.

The revolving credit agreement and 5-year term loan entered into in connection with the Citigroup transaction contain standard covenants including leverage and interest coverage ratios. Legg Mason has maintained compliance with the applicable covenants of these borrowing facilities.

Third Party Distribution Financing

On July 31, 2006, Legg Mason entered into a four-year agreement with a financial institution to finance, on a non-recourse basis, up to $90.7 million for commissions paid to financial intermediaries in connection with sales of certain share classes of proprietary funds. The outstanding balance at March 31, 2008 was $8.9 million. Distribution fee revenues, which are used to repay distribution financing, are based on the average AUM of the respective funds. Interest has been imputed at an average rate of 3.8%.

2.5% Convertible Senior Notes and Related Hedge Transactions

On January 14, 2008, Legg Mason sold $1.25 billion of 2.5% convertible senior notes (“the Notes”). The Notes are convertible, if certain conditions are met, at an initial conversion rate of 11.3636 shares of Legg Mason common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $88.00 per share), or a maximum of 14.2 million shares, subject to adjustment. Upon conversion of a $1,000 principal amount note, the holder will receive cash in an amount equal to $1,000 or, if less, the conversion value of the note. If the conversion value exceeds the principal amount of the Note at conversion, Legg Mason will also deliver, at its election, cash or common stock or a combination of cash and common stock for the conversion value in excess of $1,000. The agreement governing the issuance of the notes contains certain covenants for the benefit of the initial purchaser of the notes, including leverage and interest coverage ratio requirements, that may result in the notes becoming immediately due and payable if the covenants are not met.

In connection with the sale of the Notes, on January 14, 2008, Legg Mason entered into convertible note hedge transactions with respect to its common stock (the “Purchased Call Options”) with financial institution counterparties (“Hedge Providers”). The Purchased Call Options are exercisable solely in connection with any conversions of the Notes in the event that the market value per share of Legg Mason common stock at the time of exercise is greater than the exercise price of the Purchased Call Options, which is equal to the $88 conversion price of the Notes, subject to adjustment. Simultaneously, in separate transactions Legg Mason also sold to the Hedge Providers warrants to purchase, in the aggregate and subject to adjustment, 14.2 million shares of common stock on a net share-settled basis at an exercise price of $107.46 per share of common stock. The Purchased Call Options and warrants are not part of the terms of the Notes and will not affect the holders’ rights under the Notes. These hedging transactions had a net cost of $83 million, which was paid from the proceeds of the Notes and recorded as a reduction of additional paid-in capital.

If, when the notes are converted, the market price per share of Legg Mason common stock exceeds the $88 exercise price of the Purchased Call Options, the Purchased Call Options entitle Legg Mason to receive from the Hedge Providers shares of Legg Mason common stock, cash, or a combination of shares of common stock and cash, that will match the shares or cash Legg Mason must deliver under terms of the Notes. Additionally, if at the same time the market price per share of Legg Mason common stock exceeds the $107.46 exercise price of the warrants, Legg Mason will be required to deliver to the Hedge Providers net shares of common stock, in an amount based on the excess of such market price per share of common stock over the exercise price of the warrants. These transactions effectively increase the conversion price of the Notes to $107.46 per share of common stock. Legg Mason has contractual rights, and at execution of the related agreements, had the ability to settle its obligations under the conversion feature of the Notes, the Purchased Call Options and warrants, with Legg Mason common stock. Accordingly, these transactions are accounted for as equity, with no subsequent adjustment for changes in the value of these obligations.

Other Term Loans

Legg Mason entered into a loan in fiscal 2005 to finance leasehold improvements. The outstanding balance at March 31, 2008 was $10.0 million, which bears interest at 4.2% and is due October 31, 2010. In fiscal 2006, Legg Mason entered into a $12.8 million term loan agreement to finance the acquisition of an aircraft. The loan bears interest at 5.9%, is secured by the aircraft, and has a maturity date of January 1, 2016. The outstanding balance at March 31, 2008 was $11.5 million.

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

As of March 31, 2008, the aggregate maturities of long-term debt (current accreted value of $2,257,773), based on their contractual terms, are as follows:

2009	$432,160
2010	7,024
2011	555,624
2012	4,439
2013	843
Thereafter	1,257,724
Total	$2,257,814

Interest Rate Swap

Effective December 1, 2005, Legg Mason executed a 3-year amortizing interest rate swap (“Swap”) with a large financial institution to hedge interest rate risk on a portion of its $700 million, 5-year term loan. Under the terms of the Swap, Legg Mason will pay a fixed interest rate of 4.9% on a notional amount of $400 million. During the March 2007 quarter, this Swap began to unwind at $50 million per quarter. Quarterly payments or receipts under the Swap are matched to exactly offset changes in the floating rate interest payments on $400 million in principal of the term loan. Since the terms and conditions of the hedge are not expected to be changed, then as long as at least the unamortized balance of the Swap is outstanding on the 5-year term loan, the Swap will continue to be an effective cash flow hedge. As a result, changes in the market value of the Swap are recorded as a component of Other comprehensive income. As of March 31, 2008, an unrealized loss of $938, net of tax benefit of $666, on the market value of the remaining $150 million Swap has been reflected in Other comprehensive income. All of the estimated unrealized loss included in Other comprehensive income as of March 31, 2008 is expected to be reclassified to realized loss within the next twelve months. The actual amount will vary as a result of changes in market conditions. On a quarterly basis, Legg Mason assesses the effectiveness of this cash flow hedge by confirming that payments and the balance of the liability hedged match the Swap.

See Note 20 for issuance of $1.15 billion of Equity Units in May 2008.

9.  INCOME TAXES

The components of income tax expense from continuing operations are as follows:

	2008	2007	2006
Federal	$91,736	$285,219	$202,839
Foreign	52,698	57,976	33,684
State and local	31,561	54,417	39,072
Total income tax expense	$175,995	$397,612	$275,595
Current	$349,145	$268,811	$292,828
Deferred	(173,150)	128,801	(17,233)
Total income tax expense	$175,995	$397,612	$275,595

A reconciliation of the difference between the effective income tax rate and the statutory federal income tax rate for continuing operations is as follows:

	2008	2007	2006
Tax at statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	4.5	3.3	3.6
Differences in tax rates applicable to non-U.S. earnings	(2.5)	(1.1)	(0.7)
Repatriation of foreign earnings	4.1	—	—
Changes in tax rates on deferred tax assets and liabilities	(3.7)	—	—
Other non-deductible expenses	0.9	0.2	0.2
Other, net	1.4	0.7	0.4
Effective income tax rate	39.7	38.1	38.5

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Balance Sheets. These temporary differences result in taxable or deductible amounts in future years. Details of Legg Mason’s deferred tax assets and liabilities are as follows:

	2008	2007
DEFERRED TAX ASSETS
Accrued compensation and benefits	$124,504	$136,624
Accrued expenses	22,310	13,160
Operating loss carryforwards	27,866	26,198
Capital loss carryforwards	12,534	11,621
Deferred liquidity support charges	201,230	—
Convertible senior note hedge	113,858	—
Other	2,258	474
Gross deferred tax assets	504,560	188,077
Valuation allowance	(35,146)	(37,709)
Deferred tax assets after valuation allowance	$469,414	$150,368

	2008	2007
DEFERRED TAX LIABILITIES
Deferred income	$—	$2,700
Basis differences, principally for intangible assets and goodwill	271,565	281,525
Depreciation and amortization	317,218	268,181
Other	570	8,307
Gross deferred tax liability	$589,353	$560,713
Net deferred tax liability	$119,939	$410,345

Certain tax benefits associated with Legg Mason’s employee stock plans are recorded directly in Stockholders’ equity. Stockholders’ equity increased by $35,587, $14,466 and $92,376 in 2008, 2007 and 2006, respectively, as a result of these tax benefits.

In connection with the sale of the Notes in January 2008, Legg Mason entered into the Purchase Call Options with the Hedge Providers (see Note 8). The $297.5 million cost of the call options is reflected in the financial statements as a reduction of additional paid-in capital. For income tax purposes, the call options and Notes are considered part of a single, integrated transaction and the cost of the call options is therefore tax deductible over the term of the Notes.

Accordingly, Legg Mason will have related future tax benefits of $113.9 million over a period of up to the seven year term of the notes. The benefit of this deferred tax asset has be recorded as an increase in additional paid-in capital and therefore will not reduce future tax provisions.

Legg Mason has various loss carryforwards that may provide future tax benefits. Related valuation allowances are established in accordance with SFAS No. 109, “Accounting for Income Taxes,” if it is management’s opinion that it is more likely than not that these benefits may not be realized. The following deferred tax assets and valuation allowances relating to loss carryforwards have been recorded at March 31, 2008 and 2007, respectively.

	2008	2007	Expires Beginning after Fiscal Year
Deferred tax assets
U.S. state net operating losses(1)	$3,139	$2,047	2010
Non-U.S. net operating losses	24,727	24,151	2008
Non-U.S. capital losses(1)	12,534	11,621	2008
Total deferred tax assets for loss carryforwards	$40,400	$37,819
Valuation allowances
U.S. state net operating losses	$1,005	$916
Non-U.S. net operating losses(2)	20,864	22,818
Non-U.S. capital losses	12,534	11,621
Other deferred tax assets	743	2,354
Total valuation allowances	$35,146	$37,709

(1)	U.S. subsidiaries of Permal file separate federal income tax returns, apart from Legg Mason Inc.’s consolidated federal income tax return, due to the Permal acquisition structure, and separate state income tax returns.
(2)	The valuation allowance relating to the non-U.S. net operating loss carryforwards acquired in the CAM acquisition totaling $10,957 will reduce goodwill if Legg Mason subsequently recognizes the deferred tax asset.

As a result of the adoption of FIN 48, effective April 1, 2007 the Company recorded a decrease in beginning retained earnings and an increase in the liability for unrecognized tax benefits of approximately $3.6 million (net of the federal benefit for state tax liabilities). All of this amount, if recognized, would reduce future income tax provisions and favorably impact effective tax rates. Legg Mason had total gross unrecognized tax benefits of approximately $28.7 million and $29.3 million as of April 1, 2007 and March 31, 2008, respectively. Of these totals, $18.7 million and $21.1 million, respectively, (net of the federal benefit for state tax liabilities) are the amounts of unrecognized benefits which, if recognized, would favorably impact future income tax provisions and effective tax rates.

A reconciliation of the beginning and ending amount of unrecognized gross tax benefits is as follows:

Balance at April 1, 2007	$28,706
Additions based on tax positions related to the current year	6,192
Additions for tax positions of prior years	3,110
Reductions for tax positions of prior years	(7,941)
Expiration of statute of limitations	(780)
Balance at March 31, 2008	$29,287

As of March 31, 2008, management does not anticipate any material increases or decreases in the amounts of unrecognized tax benefits over the next twelve months.

At April 1, 2007 and March 31, 2008, Legg Mason had approximately $3.0 million and $3.5 million, respectively, of interest accrued on tax contingencies in the Consolidated Balance Sheets. Legg Mason does not believe it is subject to any penalties related to its tax contingencies and therefore has not accrued any liability for penalties at April 1, 2007 or March 31, 2008.

Legg Mason is under examination by the Internal Revenue Service and other tax authorities in various states. The following tax years remain open to income tax examination for each of the more significant jurisdictions where Legg Mason is subject to income taxes: after fiscal year 2002 for U.S. federal; after fiscal year 2005 for the United Kingdom; after fiscal year 2000 for the state of New York and after fiscal year 2004 for the state of Maryland.

During the quarter ended September 30, 2007, the United Kingdom enacted the Finance Act of 2007, which reduced the corporate tax rate from 30% to 28% for tax periods ending after April 1, 2008. The impact on existing deferred tax liabilities is a one-time tax benefit approximating $18.5 million. Legg Mason plans to repatriate earnings from certain foreign subsidiaries in order to replenish funds used for up to $225 million of the contingent acquisition payments in the U.S. for the obligations to the former owners of Permal discussed in Note 10. During the December quarter, $36 million was repatriated. Since Legg Mason previously intended to permanently reinvest cumulative undistributed earnings of its non-U.S. subsidiaries in non-U.S. operations, no U.S. federal income taxes were previously provided. However, an additional income tax provision of approximately $18.4 million was recognized during fiscal 2008, with respect to the repatriation plan described above. No further repatriation beyond the $225 million of foreign earnings is contemplated.

Except as noted above, Legg Mason intends to permanently reinvest cumulative undistributed earnings of its non-U.S. subsidiaries in non-U.S. operations. Accordingly, no U.S. federal income taxes have been provided for the undistributed earnings to the extent that they are permanently reinvested in Legg Mason’s non-U.S. operations. It is not practical at this time to determine the income tax liability that would result upon repatriation of the earnings.

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

As of March 31, 2008, the minimum annual aggregate rentals under operating leases and servicing agreements are as follows:

2009	$128,873
2010	121,212
2011	94,708
2012	89,582
2013	84,966
Thereafter	640,057
Total	$1,159,398

The minimum rental commitments shown above have not been reduced by $99,053 for minimum sublease rentals to be received in the future under non-cancelable subleases. The table above also does not include aggregate rental commitments of $36,183 for property and equipment under capital leases.

During fiscal 2007, Legg Mason entered into a lease agreement for office space located in New York. The lease has an annual base rent of approximately $18.0 million per year. The agreement provides for an initial term of 16 years with the right to renew for either an additional 10-year term or for two 5-year terms.

During fiscal 2007, Legg Mason entered into an agreement to lease new office space in Baltimore as a replacement for its current headquarters when the lease expires in fiscal 2010. The lease has an annual base rent of approximately $11.1 million. The building is currently under construction and Legg Mason anticipates taking possession of the space in the fall of 2009. The initial lease term will expire in April 2024, with two renewal options of 10 and five years.

During fiscal 2008, Legg Mason entered into a put/ purchase option agreement with the owner of land and a building currently leased by Legg Mason. The agreement is for a fixed price of $28,950, if executed, and is included above as a capital lease. The seller has a put option through November 2011, after which a buyer purchase option becomes exercisable. The remaining future rent obligations under the existing lease are also included above under capital leases.

In April 2008, Legg Mason entered into a sublease agreement for two floors of an office building in New York. The sublease is for a total commitment of $98,469 with the same term as the initial term of the lease. The sublease rentals above do not include this sublease agreement.

The following table reflects rental expense under all operating leases and servicing agreements.

	Continuing Operations			Discontinued Operations
	2008	2007	2006	2006
Rental expense	$128,111	$107,710	$51,302	$31,449
Less: sublease income	10,870	10,561	3,395	560
Net rent expense	$117,241	$97,149	$47,907	$30,889

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

As of March 31, 2008 and 2007, Legg Mason had commitments to invest approximately $50,585 and $39,300, respectively, in limited partnerships that make private investments. These commitments will be funded as required through the end of the respective investment periods ranging from fiscal 2008 to 2011.

During fiscal 2008, Legg Mason recorded contingent payment obligations of $160 million related to the Permal acquisition in addition to the $161 million previously recorded obligation, as further described in Note 6, Intangible Assets and Goodwill. During the fiscal year, payments of $240 million were made to the former owners of Permal of which $208 million was paid in cash and the balance was in common stock. The remaining obligation of $81 million is payable in November 2011, unless earned earlier. The agreements provide for additional consideration of up to $265 million based on Permal’s future revenues and earnings. Additionally, preferred dividends of approximately $8 million are payable to the former owners of Permal in November 2008 and 2009.

See Note 18, Liquidity Fund Support, for additional information related to Legg Mason’s commitments.

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

Legg Mason and two of its officers are named as defendants in a consolidated legal action. The action alleges that the defendants violated the Securities Exchange Act of 1934 and the Securities Act of 1933 by making misleading statements to the public and omitting certain material facts with respect to the acquisition of the CAM business in public statements and in a prospectus used in a secondary stock offering in order to artificially inflate the price of Legg Mason common stock. The action seeks certification of a class of shareholders who purchased Legg Mason common stock either between February 1, 2006 and October 10, 2006 and in a secondary public offering on or about March 9, 2006 and seeks unspecified damages. Legg Mason intends to defend the action vigorously. On March 17, 2008, the court granted Legg Mason’s motion to dismiss this action. However, the plaintiffs subsequently filed a notice of appeal of that dismissal. Legg Mason cannot accurately predict the eventual outcome of the appeal at this point, or whether the action will have a material adverse effect on Legg Mason.

As of March 31, 2008 and 2007, Legg Mason’s liability for losses and contingencies was $1,700 and $2,600, respectively. During fiscal 2008, 2007 and 2006, Legg Mason recorded litigation-related charges for continuing operations of approximately $1,100, $100, and $100, respectively (net of recoveries of $100 in fiscal 2008). During fiscal 2006, Legg Mason recorded litigation-related charges for discontinued operations of approximately $5,900 (net of recoveries of $800). During fiscal 2008, 2007, and 2006, the liability was reduced for settlement payments of approximately $2,100, $1,800 and $21,500, respectively, and the reversal of $8,300 in accruals in fiscal 2006 primarily related to a civil copyright lawsuit.

11.  EMPLOYEE BENEFITS

Legg Mason, through its subsidiaries, maintains various defined contribution plans covering substantially all employees. Through its primary plan, Legg Mason can make two types of discretionary contributions. One is a profit sharing contribution to eligible Plan participants based on a percentage of qualified compensation and the other is a 50% match of employee 401(k) contributions up to 6% of employee compensation with a maximum of five thousand dollars per year. Contributions charged to continuing operations amounted to $39,446, $40,686 and $22,670 in fiscal 2008, 2007 and 2006, respectively. Contributions charged to discontinued operations were $20,295 in fiscal 2006. In addition, employees can make voluntary contributions under certain plans.

12.  CAPITAL STOCK

At March 31, 2008, the authorized numbers of common, preferred and exchangeable shares were 500 million, 4 million and an unlimited number, respectively. In addition, at March 31, 2008 and 2007, there were 7.3 million and 10.3 million shares of common stock, respectively, reserved for issuance under Legg Mason’s equity plans and 2.0 million and 2.1 million common shares, respectively, reserved for exchangeable shares issued in connection with the acquisition of Legg Mason Canada Inc. Exchangeable shares are exchangeable at any time by the holder on a one-for-one basis into shares of Legg Mason’s common stock and are included in basic shares outstanding. In connection with the acquisition of CAM, Legg Mason issued 13.35 shares, $10 par value per share, of non-voting Legg Mason convertible preferred stock, which are convertible, upon transfer into 13.35 million shares of common stock. During fiscal 2008 and 2006, Legg Mason issued approximately 5.53 million and 4.96 million common shares, respectively, upon conversion of approximately 5.53 and 4.96 shares, respectively, of the non-voting convertible preferred stock. Also, during fiscal 2008, Legg Mason repurchased 2.5 shares of the non-voting convertible preferred stock using proceeds from the 2.5% convertible senior notes. As of March 31, 2008, there were approximately 0.36 shares of non-voting convertible preferred stock outstanding. Upon conversion of the Notes, Legg Mason may pay the excess conversion value with cash, shares of Legg Mason’s common stock, or a combination of cash and common stock. The maximum amount of shares that may be issued upon conversion of the Notes, subject to adjustment, and are reserved for issuance, is 14.2 million. As discussed in Note 20, in May 2008, Legg Mason issued $1.15 billion of Equity Units, each unit consisting of a 5% interest in $1,000 principal amount of senior notes due June 30, 2021, and a purchase contract committing the holder to purchase shares of Legg Mason’s common stock by June 30, 2011. The maximum amount of shares that may be issued, and are reserved for issuance, is approximately 20.4 million, subject to adjustment.

Changes in common stock and shares exchangeable into common stock for the three years ended March 31, 2008 are as follows:

	Years Ended March 31,
	2008	2007	2006
COMMON STOCK
Beginning balance	131,777	129,710	106,683
Shares issued for:
Stock option exercises and other stock based compensation	1,569	863	4,692
Deferred compensation trust	53	53	126
Deferred compensation	298	183	33
Conversion of debt	—	756	5,548
Exchangeable shares	82	212	389
Shares repurchased and retired	(1,140)	—	—
Permal contingent payment	392	—	—
Conversion of non-voting preferred stock	5,525	—	4,956
Acquisitions of CAM and Permal	—	—	7,283
Ending balance	138,556	131,777	129,710
SHARES EXCHANGEABLE INTO COMMON STOCK
Beginning balance	2,065	2,277	2,666
Exchanges	(82)	(212)	(389)
Ending balance	1,983	2,065	2,277

Dividends declared per share were $0.96, $0.81 and $0.69 for fiscal 2008, 2007 and 2006, respectively. Dividends declared but not paid at March 31, 2008, 2007 and 2006 were $33,103, $29,430 and $24,912, respectively and are included in Other current liabilities.

On July 19, 2007, Legg Mason announced that its Board of Directors authorized it to purchase 5.0 million shares of Legg Mason common stock in open-market purchases. This authorization replaced a prior Board of Directors authorization to purchase up to 3.0 million shares of Legg Mason common stock. There was no expiration date attached to this new authorization. During the fiscal year ended March 31, 2008, 1.1 million shares were repurchased under this authorization for $97,945. During the fiscal years ended March 31, 2007 and 2006, no shares were repurchased.

On November 1, 2005, in connection with the acquisition of Permal as described in Note 2, Legg Mason issued 1,889 shares of common stock as a portion of the consideration paid. On December 1, 2005, in connection with the acquisition of CAM as described in Note 2, Legg Mason issued 5,394 shares of common stock as a portion of the purchase price. In fiscal 2008, Legg Mason issued 392 common shares in connection with the contingent acquisition payment made to the former owners of Permal.

13.  STOCK-BASED COMPENSATION

Legg Mason’s stock-based compensation includes stock options, employee stock purchase plans, restricted stock awards, performance shares payable in common stock, and deferred compensation payable in stock. Effective July 19, 2007, the number of shares authorized to be issued under Legg Mason’s active equity incentive stock plan was increased by 5 million to 29 million, increasing the shares available for issuance to approximately 7 million. However, Legg Mason has agreed that it will not issue the final 1 million shares without additional stockholders approval. Options under Legg Mason’s employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in equal increments over three to five years and expire within five to ten years from the date of grant. See Note 1 for a further discussion of stock-based compensation.

Compensation expense for continuing operations relating to stock options, the stock purchase plan and deferred compensation payable in stock for the years ended March 31, 2008, 2007 and 2006 was $25,188, $23,817, and $11,877, respectively. The related income tax benefit for the years ended March 31, 2008, 2007 and 2006 was $9,724, $8,452 and $4,255, respectively. The effect of adopting SFAS No. 123 (R) on net income for the year ended March 31, 2008 and 2007 was a reduction of $295 and $1,872, respectively.

The following tables reflect pro forma results as if compensation expense associated with all option grants (regardless of grant date) and the stock purchase plan were recognized over the vesting period:

Continuing Operations	2006
Income from continuing operations	$433,707
Add: stock-based compensation included in reported net income, net of tax	7,458
Less: stock-based compensation determined under fair value based method, net of tax	(10,660)
Pro forma net income from continuing operations	$430,505
Earnings per share:
As reported:
Basic	$3.60
Diluted	3.35
Pro forma:
Basic	$3.57
Diluted	3.32

Discontinued Operations	2006
Income from discontinued operations, net of taxes	$66,421
Add: stock-based compensation included in reported net income, net of tax	1,102
Less: stock-based compensation determined under fair value based method, net of tax	(5,117)
Pro forma net income from discontinued operations	$62,406
Earnings per share:
As reported:
Basic	$0.55
Diluted	0.51
Pro forma:
Basic	$0.52
Diluted	0.48

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

Consolidated Operations	2006
Net income, as reported	$1,144,168
Add: stock-based compensation included in reported net income, net of tax	70,372
Less: stock-based compensation determined under fair value based method, net of tax	(77,589)
Pro forma net income	$1,136,951
Earnings per share:
As reported:
Basic	$9.50
Diluted	8.80
Pro forma:
Basic	$9.44
Diluted	8.74

Stock option transactions under Legg Mason’s option plans during the three years ended March 31, 2008 are summarized below:

	Number of Shares	Weighted-Average Exercise Price Per Share
Options outstanding at March 31, 2005	10,113	$30.42
Granted	1,075	110.14
Exercised	(4,724)	30.70
Canceled	(94)	38.15
Options outstanding at March 31, 2006	6,370	$43.56
Granted	1,006	96.60
Exercised	(820)	28.17
Canceled	(78)	65.39
Options outstanding at March 31, 2007	6,478	$53.48
Granted	933	100.77
Exercised	(1,675)	28.43
Canceled	(272)	94.00
Options outstanding at March 31, 2008	5,464	$67.20

The total intrinsic value of options exercised during the years ended March 31, 2008, 2007 and 2006 were $109,626, $55,046 and $384,153, respectively. At March 31, 2008, the aggregate intrinsic value of options outstanding was $66,956.

The following information summarizes Legg Mason’s stock options outstanding at March 31, 2008:

Exercise Price Range	Option Shares Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Life (in years)
$ 19.17–$ 25.00	700	$19.38	0.7
25.01– 35.00	1,062	29.50	1.8
35.01– 94.00	1,015	44.11	2.2
94.01– 100.00	806	95.26	6.3
100.01– 132.18	1,881	106.73	6.3
	5,464

At March 31, 2008, 2007 and 2006, options were exercisable on 3,197, 4,156, and 4,123 shares, respectively, and the weighted-average exercise prices were $45.54, $33.88 and $28.02, respectively. Stock options exercisable at March 31, 2008 have a weighted- average remaining contractual life of 2.3 years. At March 31, 2008, the aggregate intrinsic value of options exercisable was $65,892.

The following information summarizes Legg Mason’s stock options exercisable at March 31, 2008:

Exercise Price Range	Option Shares Exercisable	Weighted-Average Exercise Price Per Share
$19.17 –$ 25.00	700	$19.38
25.01 – 35.00	1,062	29.50
35.01 – 94.00	811	41.58
94.01 – 100.00	167	95.23
100.01 – 132.18	457	111.73
	3,197

The following information summarizes unvested stock options under Legg Mason’s equity incentive plans for the year ended March 31, 2008:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested shares at March 31, 2007	2,322	$33.42
Granted	933	31.76
Vested(1)	(716)	28.21
Canceled	(272)	30.93
Unvested shares at March 31, 2008	2,267	$32.45
(1)	Generally, vesting occurs in July of each year.

Unamortized compensation cost related to unvested options at March 31, 2008 was $67,615 and is expected to be recognized over a weighted-average period of 2.2 years.

Legg Mason also has an equity plan for non-employee directors that replaced its stock option plan for non-employee directors during fiscal 2006. Under the equity plan, directors may elect to receive shares of stock or restricted stock units. Prior to a July 19, 2007 amendment to the Plan, directors could also elect to receive stock options. Options granted under either plan are immediately exercisable at a price equal to the market value of the shares on the date of grant and have a term of not more than ten years. Shares, options, and restricted stock units issuable under the equity plan are limited to 625 shares in aggregate, of which 84 shares were issued under the plan as of March 31, 2008. At March 31, 2008, there are 382 stock options and 16 restricted stock units outstanding under both plans.

Cash received from exercises of stock options under Legg Mason’s equity incentive plans was $30,944, $20,690 and $128,728 for the years ended March 31, 2008, 2007 and 2006, respectively. The tax benefit expected to be realized for the tax deductions from these option exercises totaled $41,189, $13,965 and $104,807 for the years ended March 31, 2008, 2007 and 2006, respectively. The 2006 amount includes amounts attributable to discontinued operations.

The weighted-average fair value of stock options granted in fiscal 2008, 2007 and 2006, using the Black-Scholes option pricing model, was $31.76, $33.17 and $40.90 per share, respectively.

The following weighted-average assumptions were used in the model for grants in fiscal 2008, 2007 and 2006:

	2008	2007	2006
Expected dividend yield	0.81%	0.79%	0.80%
Risk-free interest rate	4.71%	4.68%	4.29%
Expected volatility	29.17%	31.43%	33.86%
Expected lives (in years)	4.95	5.37	5.65

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

Legg Mason has a qualified Employee Stock Purchase Plan covering substantially all U.S. employees. Shares of common stock are purchased in the open market on behalf of participating employees, subject to a 4.5 million total share limit under the plan. Purchases are made through payroll deductions and Legg Mason provides a 10% contribution towards purchases, which is charged to earnings. During the fiscal years ended March 31, 2008, 2007 and 2006, approximately 59, 43 and 91 shares, respectively, have been purchased in the open market on behalf of participating employees.

On October 17, 2005, the Compensation Committee of Legg Mason approved grants to senior officers of options to acquire 300 shares of Legg Mason common stock at an exercise price of $104.00 per share, subject to certain conditions. The grants will vest ratably on July 17 of each of the four years following the grant date. The options are exercisable only if, by July 17, 2009, Legg Mason common stock has closed at or above $127.50 per share for 30 consecutive trading days. This condition was met during fiscal 2006. The options expire on July 17, 2013. The weighted-average fair value of $37.19 per share for these options, included in the pro forma net income shown above, was estimated as of the grant date using a Monte Carlo option-pricing model with the following assumptions:

Expected dividend yield	0.69%
Risk-free interest rate	4.37%
Expected volatility	31.83%
Expected life (in years)	6.53

On July 19, 2005, the independent directors of Legg Mason approved a grant to Legg Mason’s then Chairman and Chief Executive Officer of options to acquire 500 shares of Legg Mason common stock at an exercise price of $111.53 per share, subject to certain conditions. The grant will vest ratably over four years starting on the effective grant date, July 19, 2005, subject to him continuing as Legg Mason’s Chairman and Chief Executive Officer for at least two years and continuing to provide agreed-upon ongoing services to Legg Mason for two years thereafter. The options are exercisable only if, within four years after the grant date, Legg Mason common stock has closed at or above $127.50 per share for 30 consecutive trading days. This condition was met during fiscal 2006. The options expire on the eighth anniversary of the grant date. The fair value of $42.33 per share for these options granted, included in the pro forma net income shown above, is estimated as of the date of grant using a Monte Carlo option-pricing model with the following assumptions:

Expected dividend yield	0.57%
Risk-free interest rate	4.07%
Expected volatility	30.47%
Expected life (in years)	7.25

A Monte Carlo option-pricing model was used to value these option grants in order to properly factor the impact of both the performance and market conditions specified in the grant.

On January 28, 2008, the Compensation Committee of Legg Mason approved grants to senior officers of 120 performance shares that upon vesting, subject to certain conditions, are distributed as shares of common stock. The grants will vest ratably on January 28 of each of the five years following the grant date, upon attaining the service criteria and the stock price hurdles beginning at $77.97 in year one and ending at $114.15 in year five.

The weighted-average fair value per share for these awards of $11.81 was estimated as of the grant date using a grant price of $70.88, and a Monte Carlo option-pricing model with the following assumptions:

Expected dividend yield	1.33%
Risk-free interest rate	3.30%
Expected volatility	36.02%

Restricted stock transactions during the years ended March 31, 2008, 2007 and 2006, respectively are summarized below:

	Number of Shares	Weighted-Average Grant Date Value
Unvested Shares at March 31, 2005	173	$54.58
Granted	547	117.62
Vested	(219)	68.55
Canceled	(5)	95.04
Unvested Shares at March 31, 2006	496	120.89
Granted	289	107.08
Vested	(120)	113.25
Canceled	(102)	128.34
Unvested Shares at March 31, 2007	563	114.03
Granted	229	92.51
Performance Shares Granted	120	59.07
Vested	(219)	108.16
Canceled	(51)	115.48
Unvested Shares at March 31, 2008	642	$98.30

The restricted stock awards were non-cash transactions. In fiscal 2008, 2007 and 2006, Legg Mason recognized $25,015, $17,039 and $6,049, respectively, in compensation expense for all restricted stock awards related to continuing operations. In fiscal 2006, Legg Mason recognized $3,408 in compensation expense for restricted stock awards related to discontinued operations, including non-employee directors’ awards. The tax benefit expected to be realized for the tax deductions from restricted stock totaled $4,771, $5,320 and $1,722 for years ended March 31, 2008, 2007 and 2006, respectively. Unamortized compensation cost related to unvested restricted stock awards for 642 shares not yet recognized at March 31, 2008 was $50,687 and is expected to be recognized over a weighted-average period of 2.8 years.

Deferred compensation payable in shares of Legg Mason common stock has been granted to certain employees in mandatory and elective plans and programs under Legg Mason’s equity incentive plan. The vesting in the plans and programs ranges from immediate to periods up to six years. The plans and programs provide for discounts of up to 10% on contributions and dividends. There is no limit on the number of shares authorized to be issued under the one remaining active deferred plan. All other plans were replaced by similar programs under Legg Mason’s equity incentive plan during fiscal 2005 and were terminated in December 2005 in connection with the Citigroup transaction. In fiscal 2008, 2007 and 2006, Legg Mason recognized $254, $247 and $6,635, respectively, in compensation expense. The fiscal 2006 value principally related to discontinued operations, for deferred compensation arrangements payable in shares of common stock. During fiscal 2008, 2007 and 2006, Legg Mason issued 48, 46 and 112 shares, respectively, under deferred compensation arrangements with a weighted-average fair value per share at grant date of $84.11, $87.26 and $83.69, respectively.

14.  DEFERRED COMPENSATION STOCK TRUST

Legg Mason has issued shares in connection with certain deferred compensation plans that are held in rabbi trusts. Assets of rabbi trusts are consolidated with those of the employer, and the value of the employer’s stock held in the rabbi trusts is classified in stockholders’ equity and accounted for in a manner similar to treasury stock.

Therefore, the shares Legg Mason has issued to its rabbi trust and the corresponding liability related to the deferred compensation plans are presented as components of stockholders’ equity as Employee stock trust and Deferred compensation employee stock trust, respectively. Shares held by the trust at March 31, 2008 and 2007 were 1,190 and 1,417, respectively.

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

On December 1, 2005, we issued 13.346632 shares of non-voting convertible preferred stock in connection with our acquisition of CAM. The non-voting convertible preferred shares are entitled to receive the same dividends (on an as-converted basis) as those paid on our common stock and convert automatically upon transfer to an entity that is not an affiliate of Citigroup into an aggregate of 13,346,632 shares of our common stock. As of March 31, 2008 and 2007, there were 0.36 and 8.39 shares of non-voting convertible preferred stock outstanding, respectively.

The following table presents the computations of basic and diluted EPS:

	Years Ended March 31,
	2008	2007	2006
Weighted average basic shares outstanding	142,018	141,112	120,396
Potential common shares:
Employee stock options	1,664	2,646	6,022
Shares related to deferred compensation	51	87	57
Shares issuable upon conversion of senior notes	—	134	3,431
Shares issuable upon payment of contingent consideration	243	407	373
Total weighted average diluted shares	143,976	144,386	130,279
Income from continuing operations	$267,610	$646,246	$433,707
Interest expense on contingent convertible senior notes, net of tax	—	84	2,334
Income from continuing operations	267,610	646,330	436,041
Income from discontinued operations, net of tax	—	—	66,421
Gain on sale of discontinued operations, net of tax	—	572	644,040
Net income	$267,610	$646,902	$1,146,502
Net Income per Share:
Basic
Income from continuing operations	$1.88	$4.58	$3.60
Income from discontinued operations	—	—	0.55
Gain on sale of discontinued operations	—	—	5.35
	$1.88	$4.58	$9.50
Diluted
Income from continuing operations	$1.86	$4.48	$3.35
Income from discontinued operations	—	—	0.51
Gain on sale of discontinued operations	—	—	4.94
	$1.86	$4.48	$8.80

At March 31, 2008, 2007 and 2006, options to purchase 2,780, 1,086 and 741 shares, respectively, were not included in the computation of diluted earnings per share because the presumed proceeds from exercising such options, including related income tax benefits, exceed the average price of the common shares for the period and therefore the options are deemed antidilutive. Also at March 31, 2008, warrants issued in connection with the convertible note hedge transactions described in Note 8 are excluded from the calculation of diluted earnings per share because the effect would be antidilutive.

Basic and diluted earnings per share for the fiscal year ended March 31, 2008, 2007 and 2006 include all vested shares of restricted stock. Diluted earnings per share for the same periods also include unvested shares of restricted stock unless the shares are deemed antidilutive. At March 31, 2008, 2007 and 2006, 707, 526 and 429 unvested shares of restricted stock, respectively, were deemed antidilutive and therefore excluded from the computation of diluted earnings per share.

See Note 20, Subsequent Event, regarding issuance of additional potentially dilutive securities issued subsequent to March 31, 2008.

16.  ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes cumulative foreign currency translation adjustments, net of tax gains and losses on interest rate swap, and net of tax gains and losses on investment securities. The change in the accumulated translation adjustments for fiscal 2008 and 2007 primarily resulted from the impact of changes in the Brazilian real, the British pound, the Polish zloty and the Japanese yen in relation to the U.S. dollar on the net assets of Legg Mason’s subsidiaries in Brazil, the United Kingdom, Poland and Japan, for which the real, the pound, the zloty and the yen are the functional currencies, respectively. A summary of Legg Mason’s accumulated other comprehensive income as of March 31, 2008 and 2007 is as follows:

	2008	2007
Foreign currency translation adjustments	$83,827	$37,245
Unrealized holding gain (loss) on interest rate swap, net of tax (provision) benefit of $666 and ($414), respectively	(938)	585
Unrealized gains on investment securities, net of tax provision of ($29) and ($38), respectively	41	65
Total	$82,930	$37,895

17.  SPECIAL PURPOSE AND VARIABLE INTEREST ENTITIES

In the normal course of its business, Legg Mason is the manager of various types of investment vehicles that are considered VIEs. For its services, Legg Mason is entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinate management fees or other incentive fees. Legg Mason did not sell or transfer assets to any of the VIEs. Legg Mason’s exposure to risk in these entities is generally limited to any equity investment it has made or is required to make and any earned but uncollected management fees. Uncollected management fees from these VIEs were not material at March 31, 2008 and 2007. Legg Mason has not issued any investment performance guarantees to these VIEs or their investors.

During fiscal 2008, Legg Mason had variable interests in certain liquidity funds to which it has provided various forms of credit and capital support as described in Note 18. After evaluating both the contractual and implied variable interests in these funds, as of March 31, 2008, it has been determined that Legg Mason is not the primary beneficiary of these funds. The AUM of these liquidity funds was $94.3 billion as of March 31, 2008.

As of March 31, 2008 and 2007, Legg Mason was not required to consolidate any VIEs that are material to its consolidated financial statements.

18.  LIQUIDITY FUND SUPPORT

During the fiscal year ended March 31, 2008, Legg Mason entered into several arrangements to provide support to certain of its proprietary liquidity funds that hold securities issued by SIVs. The support amounts, related collateral and income statement impact were as follows:

Description	Support Amount	Cash Collateral(1)	Pre Tax Charge(2)	After Tax Charge(3)
Letters of Credit	$485,000	$286,250	$236,498	$97,866
Capital Support Agreements	415,000	415,000	316,185	195,149
Total Return Swap	890,000	139,480	18,042	4,454
Purchase of Non-bank Sponsored SIVs(4)	82,000	—	162	40
Purchase of Canadian Conduit Securities	94,000	—	37,419	16,218
Total	$1,966,000	$840,730	$608,306	$313,727
(1)	Included in current restricted cash on the Consolidated Balance Sheet.
(2)	Pre-tax charges include reductions in the value of underlying securities and other costs of the support and are included in Other non-operating income (expense) on the fiscal 2008 Consolidated Statements of Income.
(3)	After income taxes and after giving effect to related adjustments under a revenue sharing agreement with a subsidiary.
(4)	Securities issued by structured investment vehicles.

Letters of Credit

In November 2007, in order to support the AAA/Aaa credit ratings of two liquidity funds, Legg Mason elected to procure letters of credit (“LOCs”) from two large banks for an aggregate amount of approximately $335 million. The LOCs support investments by the two rated funds in an aggregate of approximately $670 million in asset backed commercial paper (“ABCP”) issued by two SIVs and may be drawn by the funds if they realize a loss on disposition or restructuring of the ABCP. In addition, the funds will draw the LOCs at the end of their one-year terms if, at that time, they continue to hold the investments and the investments have not been restructured into securities that are rated A-1 and P-1 by Standard & Poor’s and Moody’s Investors Service, respectively. The LOCs may be terminated without being drawn before their terms expire, in certain circumstances, including if the underlying ABCP is sold from the funds or restructured into securities that are rated A-1 and P-1 by Standard & Poor’s and Moody’s, respectively, without incurring a loss.

In March 2008, Legg Mason elected to procure a LOC from a large bank to support a liquidity fund. This LOC supports investments by the fund in an aggregate of approximately $522 million in ABCP issued by a SIV. The agreement provides support up to $150 million, which may be drawn in certain circumstances, including upon the fund’s realizing a loss on disposition or restructuring of the position, upon the agreement’s termination if unpaid amounts remain on certain of the fund’s SIV-issued securities, or in certain circumstances upon ratings downgrades of the issuing bank. This LOC will terminate no later than March 3, 2009, and the fund is required to sell the position if it holds it the day before the LOC expires.

As part of the LOC arrangements, Legg Mason agreed to reimburse to the banks any amounts that may be drawn on the LOCs and, to support this agreement, it has provided approximately $286 million in cash collateral as of March 31, 2008. As of the date the LOCs were issued, Legg Mason established a derivative liability for the fair value of its guarantee to reimburse to the banks any amounts that may be drawn under the LOCs. The fair value of the liability will increase or decrease if Legg Mason’s obligation under the guarantee fluctuates based on the market value of the SIV-issued securities. At March 31, 2008, Legg Mason reported derivative liabilities of $235.5 million for these letters of credit.

Capital Support Agreements

In December 2007, Legg Mason also entered into a capital support agreement (“CSA”) with one of the two rated liquidity funds discussed above pursuant to which Legg Mason has agreed to provide up to $15 million in capital contributions to the fund if it recognizes losses from certain investments or continues to hold the underlying securities at the expiration of the one-year term of the agreement and, at the applicable time, the fund’s net asset value is less than a specified threshold.

In March 2008, Legg Mason also entered into CSAs with another liquidity fund under which Legg Mason will make capital contributions to the fund if the fund realizes a loss on the sale of, or certain other events relating to, two SIV-issued securities in the portfolio. The two underlying positions aggregate approximately $1.5 billion in face amount. Legg Mason will make up to a maximum of $400 million of contributions to the fund under the CSAs and has fully collateralized this obligation. The CSAs will terminate in one year, and the fund must sell the underlying securities if it will hold them at expiration. At March 31, 2008, Legg Mason reported derivative liabilities of $316.2 million for these capital support agreements.

Total Return Swap

On December 28, 2007, Legg Mason entered into a total return swap arrangement with a major banking institution (the “Bank”) pursuant to which the Bank purchased securities issued by three SIVs from a Dublin-domiciled liquidity fund managed by a subsidiary of Legg Mason. The $890 million of securities in face amount of commercial paper were purchased by the Bank for cash at an aggregate amount of $832 million, which represents an estimate of value determined for collateral purposes. In addition, Legg Mason reimbursed the fund for the $59.5 million difference between the fund’s carrying value, including accrued interest, and the amount paid. The securities have a market value of $886 million at March 31, 2008, which after expected financing costs, exceeds the amount paid by the Bank by $45.7 million. This difference is accounted for as a derivative asset that is included in Other current assets on the Consolidated Balance Sheet and represents the amount Legg Mason expects to recover from the Bank upon maturity or sale of the underlying securities.

Under the total return swap, Legg Mason will pay to the Bank any losses (including losses incurred through a sale of the securities or through principal not being repaid at maturity) the Bank incurs from its ownership of the securities and a return on the purchase price paid for the securities equal to the one-month LIBOR rate plus 1%, and the Bank will pay to Legg Mason any principal and interest it receives on the securities in excess of the price it paid for the securities. The total return swap arrangement terminates in November 2008. However, Legg Mason may elect to earlier terminate the total return swap arrangement at any time. The Bank may elect early termination of the total return swap arrangement in certain circumstances, including if an event has a material adverse effect on Legg Mason’s business or financial condition, if the credit ratings of Legg Mason’s senior debt are reduced below BBB by Standard & Poor’s or Baa2 by Moody’s Investors Service or if Legg Mason does not maintain, on a consolidated basis, at least $250 million in aggregate cash and cash equivalents plus amounts available to be borrowed under revolving credit facilities. Upon a termination of the total return swap arrangement, any outstanding securities will be sold at market prices and Legg Mason will be responsible to reimburse the Bank for any losses the Bank incurs in the sale. To secure its obligations under the arrangement, Legg Mason has provided $139 million in cash to collateralize the total return swap, which may be increased or decreased based on changes in the market value of the securities or upon any maturity of, or default under, any of the securities. The maximum future amount that Legg Mason could be required to pay under the total return swap arrangement would be the aggregate price paid by the Bank for the securities of $832 million plus financing costs.

Purchase of Non-bank Sponsored SIV Securities

In December 2007, Legg Mason purchased for cash an aggregate of $132 million in principal amount of non-bank sponsored SIV securities from the Dublin-domiciled liquidity fund. During January 2008 and May 2008, approximately $50 million and $82 million, respectively, in principal amount of the securities matured and were paid in full.

Purchase of Canadian Conduit Securities

During the December quarter, Legg Mason acquired for cash an aggregate of $98 million in principal amount of conduit securities issued by Canadian ABCP issuers from a fund managed by a Legg Mason subsidiary. These conduits securities are currently undergoing a restructuring process in Canada.

The charges incurred as a result of these liquidity fund support transactions were recorded on the Consolidated Statements of Income included in Other non-operating income (expense). A liability of $551.7 million in connection with the unrealized losses recorded for these LOC and CSA liquidity fund support transactions is included with Other current liabilities on the Consolidated Balance Sheet. The securities purchased are classified as trading and are included in Investment securities on the March 31, 2008 Consolidated Balance Sheet.

19.  BUSINESS SEGMENT INFORMATION

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

Continuing Operations

Asset Management provides investment advisory services to institutional and individual clients and to company- sponsored investment funds. The primary sources of revenue in Asset Management are investment advisory, distribution and administrative fees, which typically are calculated as a percentage of the AUM and vary based upon factors such as the type of underlying investment product and the type of services that are provided. In addition, performance fees may be earned on certain investment advisory contracts for exceeding performance benchmarks. Distribution fees on company-sponsored investment funds are included in Asset Management, along with a corresponding expense representing fees paid to unaffiliated distributors of those funds, including parties that were related parties prior to the sale.

Legg Mason principally operates in the United States and the United Kingdom. Revenues and expenses for geographical purposes are generally allocated based on the location of the office providing the services. Income from continuing operations before income tax provision and minority interests for the United States for the year ended March 31, 2008, decreased from the prior years primarily as a result of net losses related to liquidity fund support of $608.3 million and an impairment charge on certain acquired management contracts of $151.0 million during the current fiscal year. Intangible assets, net and goodwill for the United States for the year ended March 31, 2008, decreased from the prior year primarily due to the impairment charge and a transfer of $102.6 million of amortizable asset management contracts into assets held-for-sale relating to the pending sale of LMPPG, completed April 1, 2008. See Note 18 for additional discussion of liquidity fund support and Note 6 for additional discussion of intangible assets and goodwill.

Results by geographic region are as follows:

	2008	2007	2006
OPERATING REVENUES
United States	$3,304,219	$3,272,938	$2,206,644
United Kingdom	1,041,162	829,368	356,783
Other	288,705	241,369	81,785
Total	$4,634,086	$4,343,675	$2,645,212

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION AND MINORITY INTERESTS
United States	$91,646	$775,899	$604,313
United Kingdom	320,841	243,477	106,104
Other	31,384	24,478	5,045
Total	$443,871	$1,043,854	$715,462

Intangible assets, net and goodwill by geographic region are as follows:

	2008	2007	2006
INTANGIBLE ASSETS, NET AND GOODWILL
United States	$5,028,863	$5,413,616	$5,364,786
United Kingdom	1,426,924	1,243,053	1,232,697
Other	190,764	201,580	199,632
Total	$6,646,551	$6,858,249	$6,797,115

Discontinued Operations

Financial results of discontinued operations’ business segments were as follows:

2006
NET REVENUES
Private Client	$502,400
Capital Markets	168,751
671,151
Reclassification(1)	(125,436)
Total	$545,715

INCOME BEFORE INCOME TAX PROVISION
Private Client	$100,289
Capital Markets	9,115
Total	$109,404

(1)	Represents distribution fees from proprietary mutual funds, historically reported in Private Client, that have been reclassified to Asset Management as distribution fee revenue, with a corresponding distribution expense, to reflect Legg Mason’s continuing role as funds’ distributor.

For the fiscal year ended March 31, 2006, the net revenues and net income of Legg Mason’s Private Client and Capital Markets businesses reflect activity only for the eight months Legg Mason owned the businesses. Results of discontinued operations by geographic region are as follows:

2006
NET REVENUES
United States	$530,257
United Kingdom	5,952
Other	9,506
Total	$545,715

INCOME BEFORE INCOME TAX PROVISION
United States	$107,726
United Kingdom	362
Other	1,316
Total	$109,404

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

20.  SUBSEQUENT EVENTS

On February 26, 2008, Legg Mason announced a definitive agreement in which CGMI, an affiliate of Citigroup, would re-acquire a majority of the overlay and implementation business of LMPPG, which includes its managed account trading and technology platform. In undertaking this transaction, Legg Mason continues its focus on asset management in an open architecture structure. The net assets held for sale of approximately $170 million are comprised primarily of allocated intangible assets, net and goodwill and are included in Other current assets on the Consolidated Balance Sheet as of March 31, 2008. The sale closed on April 1, 2008 and cash proceeds of approximately $181 million were received. After transaction costs, the gain on the sale of this business is approximately $5 million ($3 million after tax), which will be recognized in the first quarter of fiscal 2009.

In May 2008, Legg Mason issued $1.15 billion of Equity Units for net proceeds of approximately, $1.11 billion. Each unit consists of a 5% interest in $1,000 principal amount of 5.6% senior notes due June 30, 2021 and a purchase contract committing the holder to purchase shares of Legg Mason’s common stock for $50 per share by June 30, 2011. The holders’ obligations to purchase shares of Legg Mason’s common stock are collateralized by their pledge of the notes. Holders will also receive quarterly contract adjustment payments at an annual rate of 1.4%. Each purchase contract obligates

Legg Mason to sell a number of newly issued shares of common stock that are based on a settlement rate, as defined. The maximum settlement rate is 0.8881 shares of Legg Mason common stock, subject to adjustment, for each Equity Unit if the applicable market value of Legg Mason common stock is at or above $67.56. The minimum settlement rate is 0.7401 shares of Legg Mason common stock, subject to adjustment, for each Equity Unit if the applicable market value of Legg Mason common stock is at or below $56.30. If the applicable market value of Legg Mason common stock is between $56.30 and $67.56, the settlement rate will be a number of shares of Legg Mason common stock equal to $50 divided by the applicable market value. The maximum number of shares that may be issued, subject to adjustment, is 20.4 million. Certain covenants in existing debt arrangements were modified for the issuance of these convertible securities. The net proceeds of the offering will be used for general corporate purposes, which may include support of liquidity funds managed by subsidiaries, financing acquisitions and repayment of outstanding debt.

QUARTERLY FINANCIAL DATA

(Dollars in thousands, except per share amounts)

(Unaudited)

	Quarter Ended
Fiscal 2008(1)	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Operating Revenues	$1,069,123	$1,186,644	$1,172,351	$1,205,968
Operating Expenses(2)	931,519	844,653	893,933	913,805
Operating Income	137,604	341,991	278,418	292,163
Other Income (Expense)(3)	(530,492)	(94,999)	5,779	13,407
Income from Operations before
Income Tax Provision and Minority Interests	(392,888)	246,992	284,197	305,570
Income tax provision	(137,488)	92,319	106,574	114,590
Income from Operations before Minority Interests	(255,400)	154,673	177,623	190,980
Minority interests, net of tax	(51)	(91)	(159)	35
Net Income	$(255,451)	$154,582	$177,464	$191,015
Net Income per Share:
Basic	$(1.81)	$1.09	$1.25	$1.34
Diluted	(1.81)	1.07	1.23	1.32
Cash dividend per share	0.24	0.24	0.24	0.24
Stock price range:
High	75.32	88.20	103.09	106.36
Low	51.51	68.35	76.80	92.82
Assets Under Management:
End of period	$950,122	$998,476	$1,011,628	$992,419
Average	975,317	1,013,644	994,695	984,931
(1)	Due to rounding of quarterly results, total amounts for each fiscal year may differ immaterially from the annual results.
(2)	The quarter ending March 31, 2008 includes a $151,000 impairment charge related to acquired asset management contracts.
(3)	The quarters ending March 31, 2008 and December 31, 2007 include $517,221 and $91,083, respectively, of charges resulting from providing support to liquidity funds.

As of May 20, 2008, the closing price of Legg Mason’s common stock was $55.36.

QUARTERLY FINANCIAL DATA

(Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Quarter Ended
Fiscal 2007(1)	Mar. 31	Dec. 31	Sept. 30	Jun. 30
Operating Revenues	$1,141,797	$1,132,973	$1,030,685	$1,038,220
Operating Expenses	869,343	869,579	795,669	780,786
Operating Income	272,454	263,394	235,016	257,434
Other Income (Expense)	1,841	14,440	3,726	(4,451)
Income from Continuing Operations before
Income Tax Provision and Minority Interests	274,295	277,834	238,742	252,983
Income tax provision	102,046	103,652	95,019	96,895
Income from Continuing Operations before
Minority Interests	172,249	174,182	143,723	156,088
Minority interests, net of tax	225	(121)	(47)	(53)
Income from Continuing Operations	172,474	174,061	143,676	156,035
Gain on sale of discontinued operations, net of tax	—	572	—	—
Net Income	$172,474	$174,633	$143,676	$156,035
Net Income per Share:
Basic:
Income from continuing operations	$1.22	$1.23	$1.02	$1.11
Diluted:
Income from continuing operations	1.19	1.21	1.00	1.08
Cash dividend per share	0.21	0.21	0.21	0.18
Stock price range:
High	110.17	105.88	102.73	127.47
Low	93.16	84.40	81.05	92.07
Assets Under Management:
End of period	$968,507	$944,777	$891,376	$854,741
Average	958,877	924,989	870,332	862,249
(1)	Due to rounding of quarterly results, total amounts for each fiscal year may differ immaterially from the annual results.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

As of March 31, 2008, Legg Mason’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason’s disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Legg Mason’s management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason’s disclosure controls and procedures were effective on a reasonable assurances basis. There have been no changes in Legg Mason’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, Legg Mason’s internal control over financial reporting.

Legg Mason’s Report of Management on Internal Control Over Financial Reporting and PricewaterhouseCoopers LLP’s Report of Independent Registered Public Accounting Firm, which contains its attestation report on Legg Mason’s internal control over financial reporting, are included in Item 8 of this Report and are incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information about our Directors required by this item will be contained under the caption “Election of Directors” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this item will be contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in that proxy statement. All of that information is incorporated herein by reference to the proxy statement. See Part I, Item 4A of this Report for information regarding certain of our executive officers. The process by which our stockholders may recommend nominees to our Board of Directors and any material changes to that process will be discussed in our definitive proxy statement for the 2008 Annual Meeting of Stockholders under the caption “Corporate Governance — Director Nomination Process.” That information is incorporated herein by reference to the proxy statement.

Our Board of Directors has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Information about our Board of Directors’ determination regarding the service of an audit committee financial expert on the Audit Committee of the Board of Directors and the name and independence of such expert will be contained in the second paragraph under the caption “Election of Directors — Committees of the Board-Board Meetings — Audit Committee” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement. Information about the identities of the members of the Audit Committee of the Board of Directors will be contained in such proxy statement under the heading “Election of Directors — Committees of the Board-Board Meetings — Audit Committee” and is also incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item will be contained under the captions “Election of Directors —Compensation of Directors,” “Executive Compensation” and “Compensation Committee Report” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders. All of that information is incorporated herein by reference to the proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be contained under the caption “Security Ownership of Management and Principal Stockholders” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement. See Part II, Item 5 of this Report for information regarding our equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be contained under the captions “Certain Transactions”, “Corporate Governance — Policies and Procedures Regarding Related Party Transactions” and “Corporate Governance — Independent Directors” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be contained under the captions “Proposed Ratification of the Appointment of Independent Registered Public Accounting Firm — Fees Paid to Independent Registered Public Accounting Firm” and “Proposed Ratification of the Appointment of Independent Registered Public Accounting Firm — Pre-approval of Independent Registered Public Accounting Firm Services” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as a part of the report:

1.	The following consolidated financial statements are included in Item 8 of this Report:

All schedules to the consolidated financial statements for which provision is made in the accounting regulations of the SEC are not applicable or are not required and therefore have been omitted.

3.	Exhibits

3.1	Articles of Incorporation of Legg Mason, as amended (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

3.2	By-laws of Legg Mason, as amended and restated January 23, 2007 (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on January 23, 2007)

3.3	Articles Supplementary, filed November 29, 2005 (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on December 1, 2005)

4.1	Indenture, dated January 31, 2008, between Legg Mason and The Bank of New York, as trustee, with respect to the Legg Mason 2.5% senior notes due January 15, 2015 (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on January 31, 2008)

4.2	Indenture, dated May 12, 2008, between Legg Mason and The Bank of New York, as trustee, with respect to the Legg Mason 5.60% senior notes due June 30, 2021 (incorporated by reference to Legg Mason’s Registration Statement on Form S-3, filed on May 6, 2008)

4.3	First Supplemental Indenture, dated May 12, 2008, between Legg Mason and The Bank of New York, as trustee with respect to the Legg Mason 5.60% senior notes due June 30, 2021 (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on May 6, 2008)

4.4	Purchase Contract and Pledge Agreement, dated May 12, 2008, between Legg Mason and The Bank of New York as Stock Purchase Contract Agent and The Bank of New York as Collateral Agent, Custodial Agent and Securities Intermediary (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on May 6, 2008)

4.5	Legg Mason hereby agrees, pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, to furnish to the SEC upon request a copy of each instrument with respect to the rights of holders of long-term debt of Legg Mason and its subsidiaries.

10.1	Legg Mason, Inc. Stock Option Plan For Non-Employee Directors, as amended (incorporated by reference to Exhibit B to the definitive proxy statement for Legg Mason’s 2004 Annual Meeting of Stockholders)*

10.2	Form of Option Agreement under the Legg Mason, Inc. Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 2005)*

10.3	Legg Mason, Inc. Non-Employee Director Equity Plan, as amended (incorporated by reference to Appendix C to the definitive proxy statement for Legg Mason’s 2007 Annual Meeting of Stockholders)*

10.4	Form of Common Stock Grant Award Letter under the Legg Mason, Inc. Non-Employee Director Equity Plan (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

10.5	Form of Restricted Stock Unit Grant Award Letter under the Legg Mason, Inc. Non-Employee Director Equity Plan (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

10.6	Form of Option Agreement under the Legg Mason, Inc. Non-Employee Director Equity Plan (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

10.7	Legg Mason & Co., LLC Deferred Compensation/Phantom Stock Plan, as amended (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)*

10.8	Legg Mason, Inc. Executive Incentive Compensation Plan (incorporated by reference to Appendix A to the definitive proxy statement for Legg Mason’s 2005 Annual Meeting of Stockholders)*

10.9	Legg Mason, Inc. 1996 Equity Incentive Plan, as amended (incorporated by reference to Appendix B to the definitive proxy statement for Legg Mason’s 2007 Annual Meeting of Stockholders)*

10.10	Form of Option Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 1996)*

10.11	Form of Non-Qualified Stock Option Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 2004)*

10.12	Form of Non-Qualified Stock Option Agreement with price trigger under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on October 14, 2005)*

10.13	Stock Option Agreement awarded to Raymond A. Mason dated July 19, 2005 (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

10.14	Form of Restricted Stock Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 2004)*

10.15	Form of Restricted Stock Agreement pursuant to the Legg Mason Stock Accumulation Program under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on January 31, 2006)*

10.16	Legg Mason Wood Walker, Incorporated Private Client Group Deferred Compensation Plan (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 2001)*

10.17	Amendment to Legg Mason Wood Walker, Incorporated Private Client Group Deferred Compensation Plan (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 2006)*

10.18	Legg Mason Wood Walker, Incorporated Financial Advisor Retention Plan, as amended (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 2003)*

10.19	Amendment to Legg Mason Wood Walker, Incorporated Financial Advisor Retention Plan (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the year ended March 31, 2006)*

10.20	Letter Agreement, dated February 1, 2008, between Legg Mason and Mark R. Fetting, President and Chief Executive Officer of Legg Mason (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on January 28, 2008)*

10.21	Form of Performance Shares Grant Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan, as amended (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on January 28, 2008)*

10.22	Registration Rights Agreement, dated as of June 23, 2005, as amended, between Legg Mason, Permal Group SAS, Sequana Capital UK Ltd and the management shareholders of Permal Group Ltd (incorporated by reference to Legg Mason’s Registration Statement on Form S-3 filed on December 22, 2005)

10.23	Registration Rights Agreement, dated January 31, 2008, between Legg Mason, KKR I-L Limited, Credit Suisse International and HSBC Bank USA, National Association (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on January 31, 2008)

10.24	Amended and Restated Global Distribution Agreement, dated as of October 3, 2005, between Legg Mason and Citigroup Inc. (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.25	Lease Agreement, dated August 16, 2006, between Legg Mason and FC Eighth Ave., LLC (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.26	Agreement, dated March 4, 2008, between Legg Mason and the Liquid Reserves Portfolio, a Series of Master Portfolio Trust (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on March 4, 2008)

10.27	Capital Support Agreement, dated March 31, 2008, between Legg Mason, LM Capital Company, LLC and the Liquid Reserves Portfolio, a Series of Master Portfolio Trust (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on March 31, 2008)

10.28	Capital Support Agreement, dated March 31, 2008, between Legg Mason, LM Capital Support I, LLC and the Liquid Reserves Portfolio, a Series of Master Portfolio Trust (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on March 31, 2008)

10.29	Capital Support Agreement, dated March 31, 2008, between Legg Mason, LM Capital Support II, LLC and the Liquid Reserves Portfolio, a Series of Master Portfolio Trust (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on March 31, 2008)

10.30	Capital Support Agreement, dated March 31, 2008, between Legg Mason, LM Capital Support III, LLC and the Liquid Reserves Portfolio, a Series of Master Portfolio Trust (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on March 31, 2008)

10.31	Capital Support Agreement, dated March 31, 2008, between Legg Mason, LM Capital Support IV, LLC and the Liquid Reserves Portfolio, a Series of Master Portfolio Trust (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on March 31, 2008)

10.32	Term Loan Agreement, dated October 14, 2005 (“Term Loan Agreement”), between Legg Mason, as Borrower; Citibank, N.A., as Administrative Agent; Citigroup Global Markets Inc., as Lead Arranger and Book Manager; Bank of America, N.A., JPMorgan Chase Bank, N.A., The Bank of New York and Deutsche Bank AG New York Branch, as Co-Syndication Agents; and the other banks party thereto (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on October 14, 2005)

10.33	5-Year Revolving Credit Agreement, dated October 14, 2005 (“5-Year Revolving Credit Agreement”), between Legg Mason, as Borrower; Citibank, N.A., as Administrative Agent; Citigroup Global Markets Inc., as Lead Arranger and Book Manager; Bank of America, N.A., JPMorgan Chase Bank, N.A., The Bank of New York and Deutsche Bank AG New York Branch, as Co-Syndication Agents; and the other banks party thereto (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on October 14, 2005)

10.34	Note Purchase Agreement, dated January 14, 2008 (the “Note Purchase Agreement”), between Legg Mason, the purchasers named therein, and for limited purposes, Kohlberg Kravis Roberts & Co. L.P. (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on January 14, 2008)

10.35	Standstill Agreement, dated January 14, 2008, between Legg Mason and Kohlberg Kravis Roberts & Co. L.P. (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on January 14, 2008)

10.36	Call Option Transaction Confirmation, dated January 14, 2008, between Legg Mason and JPMorgan Chase Bank, National Association (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on January 14, 2008)

10.37	Call Option Transaction Confirmation, dated January 14, 2008, between Legg Mason and Merrill Lynch Financial Markets, Inc. (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on January 14, 2008)

10.38	Call Option Transaction Confirmation, dated January 14, 2008, between Legg Mason and Goldman, Sachs & Co. (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on January 14, 2008)

10.39	Call Option Transaction Confirmation, dated January 14, 2008, between Legg Mason and Bank of America, N.A. (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on January 14, 2008)

10.40	Issuer Warrant Transaction Confirmation, dated January 14, 2008, between Legg Mason and JPMorgan Chase Bank, National Association (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on January 14, 2008)

10.41	Issuer Warrant Transaction Confirmation, dated January 14, 2008, between Legg Mason and Merrill Lynch Financial Markets, Inc. (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on January 14, 2008)

10.42	Issuer Warrant Transaction Confirmation, dated January 14, 2008, between Legg Mason and Goldman, Sachs & Co. (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on January 14, 2008)

10.43	Issuer Warrant Transaction Confirmation, dated January 14, 2008, between Legg Mason and Bank of America, N.A. (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on January 14, 2008)

10.44	Amendment No. 1 to the Term Loan Agreement, dated January 3, 2008, between Legg Mason, as Borrower; Citibank, N.A., as Administrative Agent; and the other banks thereto (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on January 3, 2008)

10.45	Amendment No. 2 to the Term Loan Agreement, dated April 9, 2008, between Legg Mason, as Borrower; Citibank, N.A., as Administrative Agent; and the other banks thereto (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on May 6, 2008)

10.46	Amendment No. 3 to the Term Loan Agreement, dated May 7, 2008, between Legg Mason, as Borrower; Citibank, N.A., as Administrative Agent; and the other banks thereto (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on May 6, 2008)

10.47	Amendment No. 1 to the 5-Year Revolving Credit Agreement, dated January 3, 2008, between Legg Mason, as Borrower; Citibank, N.A., as Administrative Agent; and the other banks thereto (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on January 3, 2008)

10.48	Amendment No. 2 to the 5-Year Revolving Credit Agreement, dated January 3, 2008, between Legg Mason, as Borrower; Citibank, N.A., as Administrative Agent; and the other banks thereto (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on January 3, 2008)

10.49	Amendment No. 3 to the 5-Year Revolving Credit Agreement, dated April 9, 2008, between Legg Mason, as Borrower; Citibank, N.A., as Administrative Agent; and the other banks thereto (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on May 6, 2008)

10.50	Amendment No. 4 to the 5-Year Revolving Credit Agreement, dated May 7, 2008, between Legg Mason, as Borrower; Citibank, N.A., as Administrative Agent; and the other banks thereto (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on May 6, 2008)

10.51	Amendment to the Note Purchase Agreement, dated May 5, 2008, between Legg Mason, the purchasers named therein, and for limited purposes, Kohlberg Kravis Roberts & Co. L.P., (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on May 6, 2008)

10.52	ISDA Master Agreement and schedule thereto dated as of December 28, 2007 between Legg Mason and Barclays Bank PLC (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007)

10.53	ISDA Credit Support ANNEX dated as of December 28, 2007 among Legg Mason, Legg Mason Marketing Co., LLC and Barclays Bank PLC (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007)

10.54	Total Return Swap Transactions Agreement dated December 28, 2007 between Legg Mason and Barclays Bank PLC (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007)

10.55	Agreement dated March 4, 2008 between Legg Mason and the Liquid Reserves Portfolio, a Series of Master Portfolio Trust (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on March 4, 2008)

10.56	Agreement for Standby Letters of Credit dated November 2, 2007 among The Baltimore Company, Legg Mason, Inc. and Citibank, N.A., filed herewith

10.57	Letter Agreement dated as of November 2, 2007 among Legg Mason, Inc., The Baltimore Company and Prime Cash Reserves Portfolio, a series of Master Portfolio Trust, filed herewith

10.58	Letter Agreement dated as of November 2, 2007 among Legg Mason, Inc., The Baltimore Company and Citi Institutional Liquidity Fund PLC, filed herewith

10.59	Letter Agreement dated as of November 2, 2007 among Legg Mason, Inc., The Baltimore Company and Citi Institutional Liquidity Fund PLC, filed herewith

12	Computation of consolidated ratios of earnings to fixed charges, filed herewith

21	Subsidiaries of the Company, filed herewith

23	Consent of Independent Registered Public Accounting Firm, filed herewith

31.1	Certification of Chief Executive Officer, filed herewith

31.2	Certification of Principal Financial Officer, filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

*	These exhibits are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGG MASON, INC.

By:	/s/ Mark R. Fetting
Mark R. Fetting, President and Chief Executive Officer
Date: May 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark R. Fetting Mark R. Fetting	President, Chief Executive Officer and Director (Principal Executive Officer)	May 29, 2008

/s/ Raymond A. Mason Raymond A. Mason	Chairman of the Board	May 29, 2008

/s/ Charles J. Daley, Jr. Charles J. Daley, Jr.	Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial and Accounting Officer)	May 29, 2008

/s/ Harold L. Adams Harold L. Adams	Director	May 29, 2008

/s/ Robert Angelica Robert Angelica	Director	May 29, 2008

/s/ Dennis R. Beresford Dennis R. Beresford	Director	May 29, 2008

/s/ John E. Koerner III John E. Koerner III	Director	May 29, 2008

/s/ Cheryl Gordon Krongard Cheryl Gordon Krongard	Director	May 29, 2008

/s/ Scott C. Nuttall Scott C. Nuttall	Director	May 29, 2008

/s/ Edward I. O’Brien Edward I. O’Brien	Director	May 29, 2008

Signature	Title	Date

/s/ W. Allen Reed W. Allen Reed	Director	May 29, 2008

/s/ Margaret Milner Richardson Margaret Milner Richardson	Director	May 29, 2008

/s/ Nicholas J. St. George Nicholas J. St. George	Director	May 29, 2008

/s/ Roger W. Schipke Roger W. Schipke	Director	May 29, 2008

/s/ Kurt L. Schmoke Kurt L. Schmoke	Director	May 29, 2008

/s/ James E. Ukrop James E. Ukrop	Director	May 29, 2008