Form 10-Q
period 2008-06-30
LEGG MASON INC
filed 2008-08-07
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	X		Accelerated filer

Non-accelerated filer	(Do not check if a smaller reporting company)		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes			No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

139,870,892 shares of common stock and 1,872,036 exchangeable shares as of the close of business on August 5, 2008. The exchangeable shares, which were issued by a subsidiary of the registrant, are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting and other rights equivalent to common stock.

PART I. FINANCIAL INFORMATION

Item 1.

 Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	June 30,
	2008	2007
Operating Revenues
Investment advisory fees
Separate accounts	$ 316,675	$ 380,977
Funds	569,558	577,285
Performance fees	10,145	54,349
Distribution and service fees	153,499	183,498
Other	4,154	9,859
Total operating revenues	1,054,031	1,205,968
Operating Expenses
Compensation and benefits	377,668	446,010
Distribution and servicing	307,873	321,506
Communications and technology	50,286	47,348
Occupancy	34,144	30,693
Amortization of intangible assets	9,624	15,055
Other	45,489	53,193
Total operating expenses	825,084	913,805
Operating Income	228,947	292,163
Other Income (Expense)
Interest income	23,268	16,491
Interest expense	(36,611)	(17,144)
Other	(265,566)	14,060
Total other income (expense)	(278,909)	13,407
Income (Loss) from Operations before
Income Tax Provision (Benefit) and Minority Interests	(49,962)	305,570
Income tax provision (benefit)	(18,735)	114,590
Income (Loss) from Operations before Minority Interests	(31,227)	190,980
Minority interests, net of tax	(46)	35
Net Income (Loss)	$ (31,273)	$ 191,015

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(continued)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	June 30,
	2008	2007

Net Income (Loss) per Share:
Basic	$ (0.22)	$ 1.34
Diluted	$ (0.22)	$ 1.32

Weighted Average Number of Shares Outstanding:
Basic	140,505	142,107
Diluted	140,505	144,778

Dividends Declared per Share	$ 0.24	$ 0.24

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2008	March 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$ 2,315,955	$ 1,463,554
Securities purchased under agreements to resell	659,552	604,642
Restricted cash	1,109,693	844,728
Receivables:
Investment advisory and related fees	507,837	524,488
Other	248,994	240,374
Investment securities	503,862	489,081
Deferred income taxes	323,129	235,300
Other	111,691	283,585
Total current assets	5,780,713	4,685,752
Fixed assets, net	349,838	346,802
Intangible assets, net	4,100,847	4,109,735
Goodwill	2,543,148	2,536,816
Other	145,810	151,247
Total Assets	$12,920,356	$11,830,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued compensation	$ 286,424	$ 608,465
Short-term borrowings	500,000	500,000
Current portion of long-term debt	431,679	432,119
Accounts payable and accrued expenses	521,537	490,141
Fund support	794,088	551,654
Other	209,298	157,068
Total current liabilities	2,743,026	2,739,447
Deferred compensation	141,285	149,953
Deferred income taxes	348,070	355,239
Other	190,751	139,556
Long-term debt	2,974,351	1,825,654
Total Liabilities	6,397,483	5,209,849
Commitments and Contingencies (Note 8)

Stockholders’ Equity
Common stock, par value $.10; authorized 500,000,000 shares; issued 139,802,919 shares and 138,556,117 shares, respectively	13,980	13,856
Convertible preferred stock, par value $10; authorized 4,000,000 shares; 0 and 0.36 shares outstanding, respectively
	-	-
Shares exchangeable into common stock	4,705	4,982
Additional paid-in capital	3,233,333	3,278,376
Employee stock trust	(31,648)	(29,307)
Deferred compensation employee stock trust	31,648	29,307
Retained earnings	3,174,974	3,240,359
Accumulated other comprehensive income, net	95,881	82,930
Total Stockholders’ Equity	6,522,873	6,620,503
Total Liabilities and Stockholders’ Equity	$12,920,356	$11,830,352

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	June 30,
	2008	2007
Net Income (Loss)	$ (31,273)	$ 191,015
Other comprehensive income gains (losses):
Foreign currency translation adjustment	12,538	11,232
Unrealized losses on investment securities:
Unrealized holding losses, net of tax benefit of $31 and $13, respectively	(46)	(18)
Reclassification adjustment for (gains) losses included in net income (loss)	-	(6)
Net unrealized losses on investment securities	(46)	(24)
Unrealized and realized gains on cash flow hedge, net of tax provision of $368 and $101, respectively	459	144
Total other comprehensive income	12,951	11,352
Comprehensive Income (Loss)	$ (18,322)	$ 202,367

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities
Net income (loss)	$ (31,273)	$ 191,015
Non-cash items included in net income (loss):
Depreciation and amortization	32,450	34,798
Amortization of deferred sales commissions	9,508	11,292
Accretion and amortization of securities discounts and premiums, net	1,738	194
Stock-based compensation	15,523	11,105
Unrealized (gains) losses on investments	280,349	(7,759)
Deferred income taxes	(74,568)	18,323
Other	154	3,531
Decrease (increase) in assets:
Investment advisory and related fees receivable	16,689	(30,258)
Net purchases of trading investments	(13,046)	(21,060)
Other receivables	(8,304)	6,939
Other assets	4,255	(20,430)
Increase (decrease) in liabilities:
Accrued compensation	(328,839)	(201,492)
Deferred compensation	(8,668)	20,528
Accounts payable and accrued expenses	31,396	6,344
Other liabilities	12,837	58,458
Cash Provided by (Used for) Operating Activities	(59,799)	81,528
Cash Flows from Investing Activities
Payments for:
Fixed assets	(26,027)	(42,449)
Business acquisition-related costs	-	(1,245)
Proceeds from sale of assets	181,147	-
Restricted cash, principally collateral for liquidity fund support	(264,987)	-
Net increase in securities purchased under agreements to resell	(54,910)	-
Purchases of investment securities	(252)	(826)
Proceeds from sales and maturities of investment securities	1,237	976
Cash Used for Investing Activities	(163,792)	(43,544)

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,
	2008	2007
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt, net	1,096,362	-
Third-party distribution financing	(598)	5,468
Repayment of principal on long-term debt	(1,186)	(51,034)
Issuance of common stock	13,298	16,252
Repurchase of common stock	-	(3,997)
Dividends paid	(33,816)	(29,865)
Excess tax benefit associated with stock-based compensation	1,236	30,370
Cash Provided by (Used for) Financing Activities	1,075,296	(32,806)
Effect of Exchange Rate Changes on Cash	696	2,326
Net Increase in Cash and Cash Equivalents	852,401	7,504
Cash and Cash Equivalents at Beginning of Period	1,463,554	1,183,617
Cash and Cash Equivalents at End of Period	$ 2,315,955	$ 1,191,121

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts, unless otherwise noted)

June 30, 2008

(Unaudited)

1. Interim Basis of Reporting

The accompanying unaudited interim consolidated financial statements of Legg Mason, Inc. and its subsidiaries (collectively “Legg Mason”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  The interim consolidated financial statements have been prepared using the interim basis of reporting and, as such, reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented.  The nature of our business is such that the results of any interim period are not necessarily indicative of the results of a full year. The fiscal year-end condensed balance sheet was derived from audited financial statements and, in accordance with interim financial information standards, does not include all disclosures required by U.S. GAAP for annual financial statements.  Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation.

The information contained in the interim consolidated financial statements should be read in conjunction with our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Unless otherwise noted, all per share amounts include both common shares of Legg Mason and shares issued in connection with the acquisition of Legg Mason Canada Inc., which are exchangeable into common shares of Legg Mason on a one-for-one basis at any time.  Weighted average shares for basic and diluted purposes also include the outstanding non-voting participating preferred shares issued to Citigroup, Inc. (“Citigroup”) in the acquisition of Citigroup’s worldwide asset management business. (“CAM”).

The preparation of interim consolidated financial statements requires management to make assumptions and estimates that affect the amounts reported in the interim consolidated financial statements and accompanying notes. Actual amounts could differ from those estimates and the differences could have a material impact on the interim consolidated financial statements.

Terms such as “we,” “us,” “our,” and “company” refer to Legg Mason.

2. Significant Accounting Policies

Fair Value Measurements

Effective April 1, 2008, Legg Mason adopted Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and increases disclosures about fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Under SFAS 157, a fair value measurement should reflect all of the assumptions that market participants would use in pricing the asset or liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance.

In February 2008, FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” partially deferred SFAS 157 for one year for non-recurring fair value measurements of non-financial assets and liabilities, such as acquired intangibles and goodwill. Application of SFAS 157’s measurement framework to financial assets and liabilities has not materially impacted Legg Mason’s financial position and results of operations for the period ended June 30, 2008.  Legg Mason is continuing to evaluate its adoption of the deferred provisions of SFAS 157 for non-recurring fair value measurements and cannot estimate at this time the impact, if any, on its consolidated financial statements.

SFAS 157 establishes a hierarchy that prioritizes the inputs for valuation techniques used to measure fair value.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

Legg Mason’s financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 - Financial instruments for which prices are quoted in active markets, including investments in publicly traded mutual funds with quoted market prices, equities listed in active markets and U.S. Treasury instruments.

Level 2 – Financial instruments for which: prices are quoted for similar assets and liabilities in active markets; prices are quoted for identical or similar assets in inactive markets; or prices are based on observable inputs, other than quoted prices, such as models or other valuation methodologies. This category primarily includes repurchase agreements, investments in certain hedge funds and interest rate swap arrangements.

Level 3 – Financial instruments for which values are based on unobservable inputs, including those for which there is little or no market activity.  This category includes derivative assets and liabilities related to fund support arrangements, certain owned securities issued by structured investment vehicles (“SIVs”), and investments in partnerships, limited liability companies, and private equity funds.

The valuation of an asset or liability may involve inputs from more than one level of the hierarchy.  The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

Derivative assets and liabilities related to fund support arrangements and securities issued by SIVs that Legg Mason owns are valued based on expected outcomes derived from pricing data for the underlying securities and/or detailed collateral analyses based on the most recent information available.

Any transfers between categories are measured at the beginning of the period.

See Note 3 for additional information regarding fair value measurements and Legg Mason’s adoption of SFAS 157.

Also effective April 1, 2008, Legg Mason adopted Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. At this time, the Company has not elected to apply the fair value option to any of its financial instruments.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes cumulative foreign currency translation adjustments and net gains and losses on investment securities and an interest rate swap. The change in the accumulated translation adjustment for the three months ended June 30, 2008 primarily resulted from the impact of changes in the Brazilian real in relation to the U.S. dollar on the net assets of Legg Mason’s Brazil subsidiaries for which the real is the respective functional currency.

A summary of Legg Mason’s accumulated other comprehensive income is as follows:

	June 30, 2008	March 31, 2008
Foreign currency translation adjustments	$ 96,365	$ 83,827
Unrealized holding loss on interest rate swap, net of tax benefit of $298 and $666, respectively	(480)	(938)
Unrealized gains (losses) on investment securities, net of tax (provision) benefit of $1 and $(29), respectively	(4)	41
Total	$ 95,881	$ 82,930

Other Recent Accounting Developments

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  FSP EITF 03-6-1 will be effective for fiscal 2010, and is not expected to have a material impact on Legg Mason’s consolidated financial statements.

3.  Fair Values of Assets and Liabilities

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs at June 30, 2008:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Value as of June 30, 2008

ASSETS:
Investments relating to long-term incentive compensation plans	$ 201,064	$ -	$ -	$ 201,064
Proprietary fund products and other investments	124,635	68,685	9,851	203,171
Securities issued by SIVs	-	-	99,627	99,627
Total trading investment securities	325,699	68,685	109,478	503,862
Available-for-sale investment securities	6,669	-	12	6,681
Investment in partnerships and LLCs	-	-	59,012	59,012
Repurchase agreements	-	659,552	-	659,552
Derivative assets:
Total return swap	-	-	45,851	45,851
Currency hedge derivatives	1,565	-	-	1,565
Other investments	-	-	1,241	1,241
	$ 333,933	$ 728,237	$ 215,594	$ 1,277,764
LIABILITIES:
Derivative Liabilities:
Interest rate swap	$ -	$ (778)	$ -	$ (778)
Fund support	-	-	(794,088)	(794,088)
	$ -	$ (778)	$ (794,088)	$ (794,866)

The table below presents a summary of changes in financial assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the period from April 1, 2008 to June 30, 2008:

	Value as of April 1, 2008	Purchases, sales, issuances and settlements, net	Net transfer in (out) of Level 3	Realized and unrealized gains/(losses), net	Value as of June 30, 2008

ASSETS:
Securities issued by SIVs	$ 141,509	$ (23,307)	$ −	$ (18,575)	$ 99,627
Proprietary fund products and other investments	23,781	(13,781)	−	(149)	9,851
Investment in partnerships and LLCs	67,022	(7,908)	−	(102)	59,012
Total return swap	45,706	−	−	145	45,851
Other investments	1,903	−	−	(650)	1,253
	$ 279,921	$ (44,996)	$ −	$ (19,331)	215,594
LIABILITIES:
Fund support	$ (551,654)	$ (145,978)	$ −	$ (96,456)	$ (794,088)

Total realized and unrealized (losses), net				$ (115,787)

Realized and unrealized gains and losses recorded for Level 3 investments are included in Other non-operating income (expense) on the Consolidated Statements of Operations.  The total net realized and unrealized losses of $115.8 million for the quarter ended June 30, 2008 is attributable to the change in unrealized gains (losses) relating to the assets and liabilities still held at the reporting date.

4.  Fixed Assets

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

	June 30, 2008	March 31, 2008
Equipment	$ 181,692	$ 175,255
Software	166,418	159,428
Leasehold improvements and capital lease assets	267,817	257,812
Total cost	615,927	592,495
Less: accumulated depreciation and amortization	(266,089)	(245,693)
Fixed assets, net	$ 349,838	$ 346,802

Depreciation and amortization expense included in operating income was $22,826 and $19,743 for the quarters ended June 30, 2008 and 2007, respectively.

5. Intangible Assets and Goodwill

The following tables reflect the components of intangible assets as of:

	June 30, 2008	March 31, 2008
Amortizable asset management contracts
Cost	$ 357,989	$ 356,779
Accumulated amortization	(129,161)	(119,033)
Net	228,828	237,746
Indefinite–life intangible assets
Fund management contracts	3,755,219	3,755,189
Trade names	116,800	116,800
	3,872,019	3,871,989
Intangible assets, net	$ 4,100,847	$ 4,109,735

As of June 30, 2008, management contracts are being amortized over a weighted-average life of 7.9 years. Estimated amortization expense for each of the next five fiscal years is as follows:

Remaining 2009	$ 28,666
2010	32,528
2011	32,528
2012	29,365
2013	23,996
Thereafter	81,745
Total	$ 228,828

The increase in the carrying value of goodwill for the three months ended June 30, 2008 is summarized below:

Balance, beginning of period	$ 2,536,816
Impact of excess tax basis amortization	(5,558)
Other, including changes in foreign exchange rates	11,890
Balance, end of period	$ 2,543,148

6. Long-Term Debt and Equity Units

The accreted value of long-term debt consists of the following:

	June 30, 2008	March 31, 2008
6.75% senior notes	$ 425,000	$ 424,959
5-year term loan	550,000	550,000
Third-party distribution financing	8,283	8,881
2.5% convertible senior notes	1,250,000	1,250,000
5.6% senior notes from equity units	1,150,000	—
Other term loans	22,747	23,933
Subtotal	3,406,030	2,257,773
Less: current portion	431,679	432,119
Total	$ 2,974,351	$ 1,825,654

As of June 30, 2008, the aggregate maturities by fiscal year of long-term debt based on the contractual terms are as follows:

Remaining 2009	$ 430,017
2010	6,966
2011	555,567
2012	4,381
2013	1,375
Thereafter	2,407,724
Total	$ 3,406,030

In May 2008, Legg Mason issued $1.15 billion of Equity Units for net proceeds of approximately $1.11 billion.  Each unit consists of a 5% interest in $1,000 principal amount of 5.6% senior notes due June 30, 2021 and a purchase contract committing the holder to purchase shares of Legg Mason’s common stock for $50 per share by June 30, 2011.  The holders’ obligations to purchase shares of Legg Mason’s common stock are collateralized by their pledge of the notes.  Holders will also receive quarterly contract adjustment payments (“CAP”) at an annual rate of 1.4%.  The present value of the CAP obligation of $45.8 million is included in Other liabilities on the Consolidated Balance Sheet at June 30, 2008 and was recorded by a reduction to Additional paid-in capital.  Each purchase contract obligates Legg Mason to sell a number of newly issued shares of common stock that are based on a settlement rate, as defined.  The settlement rate is 0.7401 shares of Legg Mason common stock, subject to adjustment, for each Equity Unit if the applicable market value of Legg Mason common stock is at or above $67.56.  The settlement rate is 0.8881 shares of Legg Mason common stock, subject to adjustment, for each Equity Unit if the applicable market value of Legg Mason common stock is at or below $56.30.  If the applicable market value of Legg Mason common stock is between $56.30 and $67.56, the settlement rate will be a number of shares of Legg Mason common stock equal to $50 divided by the applicable market value.  The maximum number of shares that may be issued, subject to adjustment, is 20.4 million. Legg Mason has the option to remarket the notes beginning December 27, 2010, and is required to attempt to remarket the notes by June 30, 2011. Upon a successful remarketing, the interest rate and maturity date of the senior notes will be reset.  If such remarketing is not successful, during this period, the note holders can put their notes at par to Legg Mason upon the settlement of the purchase contracts. Further, notes not redeemed by June 30, 2013, can be called at par by Legg Mason.

Certain covenants in existing debt arrangements were modified for the issuance of these convertible securities.  The net proceeds of the offering will be used for general corporate purposes, which may include support of liquidity funds managed by subsidiaries, financing acquisitions and repayment of outstanding debt.

The $425 million principal amount of 6.75% senior notes was paid on July 2, 2008.

Interest Rate Swap

As of June 30, 2008, an aggregate unrealized loss of $480, net of tax benefit of $298, on the market value of the remaining $100 million, 3-year amortized variable to fixed interest rate swap that matures December 1, 2008 has been reflected in Other comprehensive income. All of the estimated unrealized loss included in Other comprehensive income as of June 30, 2008 is expected to be reclassified to income at the maturity date.  The actual amount will vary as a result of changes in market conditions. On a quarterly basis, Legg Mason assesses the effectiveness of this cash flow hedge by confirming that payments and the balance of the liability hedged match the interest rate swap.

7. Stock-Based Compensation

Compensation expense relating to stock options, the stock purchase plan and deferred compensation for the three months ended June 30, 2008 and 2007 was $6,948 and $5,883, respectively.

Stock option transactions during the three months ended June 30, 2008 and 2007, respectively, are summarized below:

	Three months ended June 30,
	2008		2007
	Number of shares	Weighted-average exercise price per share	Number of shares	Weighted-average exercise price per share
Options outstanding at March 31	5,464	$ 67.20	6,478	$ 53.48
Granted	—	—	—	—
Exercised	(434)	31.79	(1,104)	26.57
Canceled/ forfeited	(27)	101.72	(12)	69.95
Options outstanding at June 30	5,003	$ 70.09	5,362	$ 58.96

At June 30, 2008, options were exercisable for 2,745 shares with a weighted-average exercise price of $47.29 and a weighted-average remaining contractual life of 2.3 years.  Unamortized compensation cost related to unvested options (2,258 shares) at June 30, 2008 of $58,383 is expected to be recognized over a weighted-average period of 2.0 years.

Compensation expense relating to restricted stock for the three months ended June 30, 2008 and 2007 was $8,575 and $5,401, respectively.

Restricted stock transactions during the three months ended June 30, 2008 and 2007, respectively, are summarized below:

	Three months ended June 30,
	2008		2007
	Number of shares	Weighted-average grant date value	Number of shares	Weighted-average grant date value
Unvested shares at March 31	642	$ 98.30	563	$ 114.03
Granted	319	61.85	170	99.85
Vested	(96)	105.55	(51)	92.46
Canceled/ forfeited	(9)	83.31	(51)	123.59
Unvested shares at June 30	856	$ 84.04	631	$ 111.34

Unamortized compensation cost related to unvested restricted stock awards at June 30, 2008 of $58,924 is expected to be recognized over a weighted-average period of 2.7 years.

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

As of June 30, 2008, the minimum annual aggregate rentals under operating leases and servicing agreements are as follows:

Remaining 2009	$ 97,290
2010	123,575
2011	97,713
2012	91,388
2013	86,763
Thereafter	659,289
Total	$ 1,156,018

The minimum rental commitments shown above have not been reduced by $188,996 for minimum sublease rentals to be received in the future under non-cancelable subleases. The table above also does not include aggregate obligations of $35,598 for property and equipment under capital leases.

As of June 30, 2008, Legg Mason had commitments to invest approximately $49,095 in investment vehicles. These commitments will be funded as required through the end of the respective investment periods ranging from fiscal 2009 to 2011.

See Note 10, Liquidity Fund Support, for additional information related to Legg Mason commitments.

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

Legg Mason and two of its officers are named as defendants in a consolidated legal action that was initially filed October 16, 2006. The action alleges that the defendants violated the Securities Exchange Act of 1934 (the “Exchange Act”) and the Securities Act of 1933 (the “Securities Act”) by making misleading statements to the public and omitting certain material facts with respect to the acquisition of the CAM business in public statements and in a prospectus used in a secondary stock offering in order to artificially inflate the price of Legg Mason common stock. The action seeks certification of a class of shareholders who purchased Legg Mason common stock either between February 1, 2006 and October 10, 2006 or in a secondary public offering on or about March 9, 2006 and seeks unspecified damages.  Legg Mason intends to defend the action vigorously. On March 17, 2008, the court granted Legg Mason’s motion to dismiss this action. However, the plaintiffs subsequently filed a notice of appeal of that dismissal and have appealed only the dismissal of the claims under the Securities Act. The dismissal of the claims under the Exchange Act on behalf of the proposed class of purchases of stock between February 1, 2006 and October 10, 2006 was not appealed and is now final.  Legg Mason cannot accurately predict the eventual outcome of the appeal at this point, or whether the action will have a material adverse effect on Legg Mason.

9. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of shares outstanding. The calculation of weighted average shares includes common shares, shares exchangeable into common stock and the convertible preferred shares that are considered participating securities.  Diluted EPS is similar to basic EPS, but adjusts for the effect of potentially issuable common shares, except when inclusion is antidilutive.  In situations where a net loss is reported, the inclusion of potentially issuable common shares will decrease the net loss per share.  Since this would be antidilutive, such shares are excluded from the calculation.

Basic and diluted earnings per share for the three months ended June 30, 2008 and 2007 include all vested shares of restricted stock related to Legg Mason’s deferred compensation plans.

The following tables present the computations of basic and diluted EPS:

	Three Months Ended June 30,
	2008		2007
	Basic	Diluted (1)	Basic	Diluted

Weighted average shares outstanding	140,505	140,505	142,107	142,107
Potential common shares:
Employee stock options	-	-	-	2,226
Shares related to deferred compensation	-	-	-	40
Shares issuable upon payment of contingent consideration	-	-	-	405
Total weighted average diluted shares	140,505	140,505	142,107	144,778
Net income (loss)	$(31,273)	$(31,273)	$ 191,015	$ 191,015
Net income (loss) per share	$ (0.22)	$ (0.22)	$ 1.34	$ 1.32
(1) Diluted shares are the same as basic shares for periods with a loss.

The diluted EPS calculation for the three months ended June 30, 2008 excludes 4,953 potential common shares that are antidilutive due to the net loss for the period.

Options to purchase 1,085 shares for the three months ended June 30, 2007 were not included in the computation of diluted earnings per share because the presumed proceeds from exercising such options, including related income tax benefits, exceed the average price of the common shares for the period and therefore the options are deemed antidilutive.  Diluted earnings per share for the June 30, 2007 period also include unvested shares of restricted stock related to those plans, except for 592 shares, which were deemed antidilutive.

10. Liquidity Fund Support

On June 30, 2008, Legg Mason entered into five new agreements to provide up to a maximum of $240 million of additional credit support to certain liquidity funds. This was in addition to the support provided to liquidity funds in prior periods.  As a result of the new credit support agreements (“CSAs”), the Company incurred a charge to its earnings of $146.0 million ($90.1 million, net of taxes) for the quarter ended June 30, 2008.

Along with existing arrangements, the support amounts, collateral and income statement impact for the quarter ended June 30, 2008, for all support provided to date that remains outstanding were as follows:

Description	Support Amount	Cash Collateral[1]	Pre Tax Charge[2]	After Tax Charge[3]
Letters of Credit	$ 450,000	$ 251,250	$ 46,335	$ 25,030
Capital Support Agreements	655,000	655,000	210,799	125,116
Total Return Swap	890,000	195,780	5,085	2,747
Purchase of Non-bank Sponsored SIVs[4]	57,000	-	4,247	2,342
Purchase of Canadian Conduit Securities	95,000	-	390	211
Total	$ 2,147,000	$ 1,102,030	$ 266,856	$ 155,446

[1]  Included in restricted cash on the Consolidated Balance Sheet.

[2] Pre tax charges include reductions in the value of underlying securities and other costs of the support and are included in Other non-operating income (expense) on the Consolidated Statements of Operations.

[3] After tax and after giving effect to related compensation adjustments.

[4]  Securities issued by structured investment vehicles (“SIVs”).

Capital Support

Under the terms of four of the new CSAs (aggregating $220 million), if the fund holds any of the underlying securities, or holds securities into which the underlying securities have been restructured, on the business day preceding March 31, 2009, the fund is required to sell those securities and the Company will make capital contributions under the applicable CSA to cover any resulting loss up to the maximum contribution amount under the CSA.  Under the terms of the fifth new CSA (aggregating $20 million), the Company will contribute the maximum contribution amount if the fund holds the underlying securities on the business day before June 30, 2009.  The CSAs may be terminated without any capital contributions being made thereunder before their terms expire in certain circumstances, including if the applicable underlying securities are sold from the fund or restructured into securities that are rated one of the two highest short-term categories by two requisite rating agencies without incurring a loss.

As of the date the additional CSAs were issued, the Company established $146.0 million in additional derivative liabilities for the fair value of its obligations to make capital contributions to the funds thereunder. The amount of these liabilities will increase or decrease if the Company's obligations under the CSAs fluctuate based on the fair value of the underlying securities. Under all support arrangements in place at June 30, 2008, the Company had aggregate derivative assets and liabilities of $45.9 million and $794.1 million, respectively.  As of March 31, 2008, support arrangement derivative assets and liabilities aggregated $45.7 million and $551.7 million, respectively.

In June 2008, Legg Mason paid $59 million for an aggregate of $57 million in principal amount (plus $2 million of accrued interest) of previously supported non-bank sponsored SIV securities from a liquidity fund.  Upon the purchase of the securities, an existing $35 million letter of credit and a related letter agreement were terminated in accordance with their terms.  The value of the securities purchased was $42 million and due to the existing support arrangement, no additional gain or loss resulted.  Subsequent to the June quarter, these securities were restructured, along with similar securities issued by the SIV and supported in our liquidity funds.  Under the restructuring, asset backed securities held by the SIV as collateral were transferred into a new vehicle, which issued new notes to investors in exchange for the original securities.  Legg Mason’s liquidity funds also hold $308 million of principal amount of these SIV securities that are subject to support arrangements.  This restructuring did not have a material impact on the fair value of the underlying securities. The restructured securities are expected to make regular payments of principal and interest over a term of 13 months.

In accordance with FIN 46 (R), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51,” these credit and support arrangements described above create variable interests for Legg Mason in the supported liquidity funds. After evaluating both the contractual and implied variable interests in these funds, as of June 30, 3008, Legg Mason has determined that it is not the primary beneficiary of these funds and is therefore not required to consolidate them. The assets under management of these liquidity funds was $102.6 billion as of June 30, 2008.

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

Our financial position and results of operations are materially affected by the overall trends and conditions of the financial markets, particularly in the United States, but increasingly in the other countries in which we operate. Results of any individual period should not be considered representative of future results. Our profitability is sensitive to a variety of factors, including, among other things, the amount and composition of our assets under management, and the volatility and general level of securities prices and interest rates.  Sustained periods of unfavorable market conditions are likely to affect our profitability adversely. In addition, the diversification of services and products offered, investment performance, access to distribution channels, reputation in the market, attracting and retaining key employees and client relations are significant factors in determining whether we are successful in attracting and retaining clients.  For a further discussion of factors that may affect our results of operations, refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, and Part II, Item 1A in this report.

On February 26, 2008, we announced a definitive agreement in which Citigroup Global Markets Inc., an affiliate of Citigroup, would acquire a majority of the separately managed account overlay and implementation business of our subsidiary Legg Mason Private Portfolio Group (“LMPPG”). The sale closed on April 1, 2008 and cash proceeds of approximately $181 million were received. The net gain on the sale was not material.

Terms such as “we,” “us,” “our,” and “company” refer to Legg Mason.

Business Environment

Volatility in the financial environment both globally and in the United States continued during the quarter ended June 30, 2008, as the financial markets improved in April and May but then declined in June, due in part to a spike in oil prices, fears of inflation, and the continued issues in the credit markets.  The Dow Jones Industrial Average1 and the S&P 5002 increased 3% and 6%, respectively, through May but then declined in June, resulting in a decline for the quarter of 7% and 3%, respectively.  The Nasdaq Composite Index3 increased 10% through May, but then declined 9% in June, resulting in a 1% increase for the quarter.  In addition, at June 30, 2008 the federal funds rate was 2.00%, down from 2.25%, after the Federal Reserve Board reduced the rate by 0.25% on April 30, 2008.

Quarter Ended June 30, 2008 Compared to Quarter Ended June 30, 2007

Assets Under Management

The component changes in our assets under management (“AUM”) (in billions) for the three months ended June 30 were as follows:

	2008	2007
Beginning of period	$ 950.1	$ 968.5
Net client cash flows	(18.4)	1.7
Market performance and other	(8.4)	23.5
Acquisitions (dispositions), net	(0.5)	(1.3)
End of period	$ 922.8	$ 992.4

AUM at June 30, 2008, was $922.8 billion, down $69.6 billion, or 7%, from June 30, 2007.  Net client cash outflows accounted for $46.4 billion, or 67% of the decrease, and were driven by outflows in equity assets of approximately $49 billion and fixed income outflows of $5 billion. We have experienced net equity outflows in each quarter since the September 2006 quarter.  We generally earn higher fees and profits on equity AUM, and outflows in this asset class will more negatively impact our revenues and net income than would outflows from other asset classes. These flows were offset in part by approximately $8 billion of liquidity inflows.

In the last three months, AUM decreased by $27.3 billion, or 3%, from $950.1 billion at March 31, 2008 as a result of $18.4 billion of net client cash outflows and market performance.  Net client outflows in equity and fixed income assets of approximately $11 billion each were offset in part by net inflows of approximately $4 billion in liquidity assets.  Equity outflows resulted in part from lower relative investment performance, particularly in some of our key equity products at ClearBridge Advisors LLC (“ClearBridge”), Legg Mason Capital Management, Inc. (“LMCM”) and Private Capital Management, LP (“PCM”).  Fixed income outflows resulted in part from lower relative investment performance in certain fixed income products primarily managed by Western Asset Management Company (“Western Asset”).

1 Dow Jones Industrial Average is a trademark of Dow Jones & Company, which is not affiliated with Legg Mason.

2 S&P is a trademark of Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., which is not affiliated with Legg Mason.

3 Nasdaq is a trademark of the Nasdaq Stock Market, Inc., which is not affiliated with Legg Mason.

AUM by Asset Class

AUM by asset class (in billions) as of June 30 was as follows:

		% of		% of	%
	2008	Total	2007	Total	Change
Equity	$ 253.4	27.5%	$ 352.3	35.5%	(28.1) %
Fixed Income	493.4	53.4	479.2	48.3	3.0
Liquidity	176.0	19.1	160.9	16.2	9.4
Total	$ 922.8	100.0%	$ 992.4	100.0%	(7.0) %

Average AUM by asset class (in billions) for the three months ended June 30 was as follows:

		% of		% of	%
	2008	Total	2007	Total	Change
Equity	$ 270.9	28.6%	$ 349.3	35.5%	(22.4) %
Fixed Income	502.9	53.0	475.9	48.3	5.7
Liquidity	174.7	18.4	159.7	16.2	9.4
Total	$ 948.5	100.0%	$ 984.9	100.0%	(3.7) %

AUM by Division

AUM by division (in billions) as of June 30 was as follows:

		% of		% of	%
	2008	Total	2007	Total	Change
Managed Investments	$ 371.6	40.3%	$ 414.2	41.7%	(10.3) %
Institutional	492.6	53.4	506.8	51.1	(2.8)
Wealth Management	58.6	6.3	71.4	7.2	(17.9)
Total	$ 922.8	100.0%	$ 992.4	100.0%	(7.0) %

The component changes in our AUM by division (in billions) for the three months ended June 30, 2008 was as follows:

	Managed		Wealth
	Investments	Institutional	Management	Total
Beginning of period	$ 376.6	$ 511.4	$ 62.1	$ 950.1
Net client cash flows	(3.1)	(12.7)	(2.6)	(18.4)
Market performance and other	(1.9)	(6.1)	(0.9)	(8.9)
End of period	$ 371.6	$ 492.6	$ 58.6	$ 922.8

Assets managed for U.S. domiciled clients accounted for 66% of total assets managed and non-U.S. domiciled clients represented 34% of total assets managed for both June 30, 2008 and 2007.

Revenue by Division

Operating revenues by division (in millions) for the three months ended June 30 were as follows:

		% of		% of	%
	2008	Total	2007	Total	Change
Managed Investments	$ 571.4	54.2	$ 669.3	55.4	(14.6)
Institutional	243.0	23.1	259.9	21.6	(6.5)
Wealth Management	239.6	22.7	276.8	23.0	(13.4)
Total	$ 1,054.0	100.0	$ 1,206.0	100.0	(12.6)

The decrease in operating revenues in the Managed Investments division was primarily due to decreased mutual fund revenues at LMCM and ClearBridge, decreased distribution and service fee revenues from U.S. retail equity funds and decreased separate account revenues at ClearBridge.  These decreases were partially offset by increased mutual fund revenues at Western Asset.  The decrease in operating revenues in the Institutional division was primarily due to decreased separate account revenues at LMCM and decreased performance fees at Legg Mason International Equities (“LMIE”).  The decrease in operating revenues in the Wealth Management division was primarily due to decreased separate account revenues at PCM and decreased performance fees at Permal Group Ltd (“Permal”), partially offset by increased fund revenues at Permal.

Results of Operations

Operating Revenues

Total operating revenues in the quarter ended June 30, 2008 were $1.1 billion, down 13% from $1.2 billion in the prior year quarter, primarily as a result of a 4% decrease in average AUM, due to a decline in average equity assets of $78.4 billion, offset in part by increases in average fixed income assets of $27.0 billion and liquidity assets of $15.0 billion.  Operating revenues were also negatively impacted by a decline in performance fees of approximately $44.2 million, or 81%.

Investment advisory fees from separate accounts decreased $64.3 million, or 17%, to $316.7 million, primarily as a result of lower average equity assets managed by PCM, ClearBridge and LMCM and a reduction in advisory fees due to the sale of the LMPPG business.

Investment advisory fees from funds decreased 1% to $569.6 million, primarily as a result of lower average equity assets managed by LMCM and ClearBridge, offset in part by an increase in average assets managed by Permal and average liquidity assets managed by Western Asset.

Performance fees decreased 81% to $10.1 million, primarily as a result of lower performance fees earned by Permal and LMIE.

Distribution and service fee revenues decreased 16% to $153.5 million, primarily as a result of a decline in average AUM of the retail share classes of our domestic equity funds.

Operating Expenses

Compensation and benefits decreased 15% to $377.7 million.  This decrease was primarily driven by a reduction in revenue-share based incentive expense, related to lower revenues in the current quarter, and a decrease related to charges to provide support for certain liquidity funds that hold SIV-issued securities and SIV-issued securities that we own.  See Note 10 of Notes to Consolidated Financial Statements for further discussion of the liquidity fund support.  Compensation as a percentage of operating revenues decreased to 35.8% in the current quarter from 37.0% in the prior year quarter, primarily as a result of the compensation reductions related to liquidity fund support.  The unrealized losses on the liquidity fund support are included in Other non-operating income (expense).

Distribution and servicing expenses decreased 4% to $307.9 million primarily as a result of a decrease in average AUM in certain products for which we pay fees to third-party distributors, offset in part by an increase in average assets managed by Permal.

Communications and technology expense increased 6% to $50.3 million, primarily as a result of increased depreciation expense.

Occupancy expense increased 11% to $34.1 million, primarily due to recognition of a loss in the quarter related to a new sublease arrangement.

Amortization of intangible assets decreased 36% to $9.6 million, primarily as a result of the sale of the LMPPG business and the impact of the write-down of an intangible asset in the fourth quarter of fiscal 2008.

Other expenses decreased 14% to $45.5 million, primarily as a result of a decrease in professional fees and reduced promotional expenses.

Interest income increased 41% to $23.3 million, primarily as a result of an increase in average investment account balances, offset in part by a decline in average interest rates earned on these balances.

Interest expense increased 114% to $36.6 million, due to $1.15 billion of additional debt issued as part of the Equity Units in the current quarter, the issuance of $1.25 billion of convertible senior notes during the fourth quarter of fiscal 2008, and $500 million of borrowings under our $1.0 billion unsecured revolving credit facility in the third quarter of fiscal 2008.  These increases were offset in part by the impact of $150 million of principal reduction on our $700 million term loan.

Other non-operating income (expense) decreased $279.6 million to a loss of $265.6 million.  This decrease was primarily driven by unrealized losses and other costs related to liquidity fund support of approximately $266.9 million. We will continue to mark-to-market the value of the liquidity fund support based upon the fair value of the underlying securities. Our results of operations will be impacted by these gains or losses, which may be partially offset by operating expense adjustments. See Note 10 of Notes to Consolidated Financial Statements for additional information.

The provision for income taxes decreased 116% to a benefit of $18.7 million, primarily as a result of lower earnings due to losses related to liquidity fund support. The effective tax rate remained unchanged from the prior year period at 37.5%.  The impact of relatively lower state income tax benefits on the liquidity fund support losses was substantially offset by the impact of higher income in jurisdictions with higher state tax rates.

Net loss for the three months ended June 30, 2008 totaled $31.3 million, or $0.22 per diluted share, a decrease of 116% and 117%, respectively, from the prior year’s quarter.  Cash income from operations (see Supplemental Non-GAAP Financial Information) declined 97% for the quarter ended June 30, 2008 to $8.0 million, or $0.06 per diluted share, from $238.9 million, or $1.65 per diluted share, in the prior year quarter.  These decreases were primarily due to net losses related to liquidity fund support, net of income tax benefits and compensation related adjustments, of $155.4 million, or $1.09 per diluted share.  The pre-tax profit margin decreased to (4.7%) from 25.3% in the prior year period.  The pre-tax profit margin, as adjusted (see Supplemental Non-GAAP Financial Information), for the quarters ended June 30, 2008 and 2007 was (6.7%) and 34.5%, respectively.  During the quarter ended June 30, 2008, losses related to liquidity fund support reduced the pre-tax profit margin by 23.9 percentage points and the pre-tax profit margin, as adjusted, by 33.8 percentage points.

Quarter Ended June 30, 2008 Compared to Quarter Ended March 31, 2008

Results of Operations

Net loss and diluted loss per share for the quarter ended June 30, 2008 both improved 88% to $31.3 million, or $0.22 per diluted share, from $255.5 million, or $1.81 per diluted share, in the quarter ended March 31, 2008.  The decrease in net loss and diluted loss per share was primarily the result of a reduction in losses related to liquidity fund support, net of income tax benefits and expense related adjustments, of $135.5 million, or $0.97 per diluted share, and an impairment charge, net of income tax benefits, of $94.8 million, or $0.66 per diluted share, recognized in the March 2008 quarter.  Operating revenues decreased 1%, from $1.07 billion in the March quarter to $1.05 billion in the June quarter, reflecting a 3% decrease in average AUM, partially offset by an increase in performance fees, primarily at Permal.  Operating expenses decreased 11%, from $931.5 million in the March quarter to $825.1 million in the June quarter.  This decrease was primarily driven by an impairment charge of $151.0 million recorded in the March quarter, partially offset by an increase in compensation and benefits related expenses, resulting in part from lower incentive expense reductions related to liquidity fund support.  Other non-operating expense decreased by $251.6 million, from $530.5 million in the March quarter to $278.9 million in the June quarter, primarily as a result of a reduction in unrealized losses related to liquidity fund support of approximately $249.9 million.  Cash income (loss) (see Supplemental Non-GAAP Financial Information) was $8.0 million, or $0.06 per diluted share, for the June quarter, compared to ($207.3) million, or ($1.47) per diluted share, in the March quarter, both an increase of 104%. The increase was attributable to the reduction in losses related to liquidity fund support and the impairment charge discussed above.  The pre-tax profit margin improved from (36.7%) in the prior quarter to (4.7%).  The pre-tax profit margin, as adjusted (see Supplemental Non-GAAP Financial Information), improved from (51.4%) in the March quarter to (6.7%) in the June 2008 quarter.    During the quarters ended June 30, 2008 and March 31, 2008, losses related to liquidity fund support reduced the pre-tax profit margin by 23.9 and 44.1 percentage points, respectively, and reduced the pre-tax profit margin, as adjusted, by 33.8 and 61.7 percentage points, respectively.  During the quarter ended March 31, 2008, the intangible asset impairment charge reduced the pre-tax profit margin and pre-tax profit margin, as adjusted, by 14.1 percentage points and 19.8 percentage points, respectively.

Supplemental Non-GAAP Financial Information

Cash Income

As supplemental information, we are providing a performance measure that is based on a methodology other than generally accepted accounting principles (“non-GAAP”) for “cash income” that management uses as a benchmark in evaluating and comparing the period-to-period operating performance of Legg Mason. We define “cash income” as net income, plus amortization and deferred taxes related to intangible assets. We believe that cash income provides a good representation of our operating performance adjusted for non-cash acquisition related items and it facilitates comparison of our results to the results of other asset management firms that have not engaged in significant acquisitions. We also believe that cash income is an important metric in estimating the value of an asset management business. In considering acquisitions, we often calculate a target firm’s cash earnings as a metric in estimating its value. This measure is provided in addition to net income, but is not a substitute for net income and may not be comparable to non-GAAP performance measures, including measures of cash earnings or cash income, of other companies. Further, cash income is not a liquidity measure and should not be used in place of cash flow measures determined under GAAP. We consider cash income to be useful to investors because it is an important metric in measuring the economic performance of asset management companies, as an indicator of value and because it facilitates comparisons of our operating results with the results of other asset management firms that have not engaged in significant acquisitions.

In calculating cash income, we add the impact of the amortization of intangible assets from acquisitions, such as management contracts, to net income to reflect the fact that this non-cash expense makes it difficult to compare our operating results with the results of other asset management firms that have not engaged in significant acquisitions. Deferred taxes on indefinite-life intangible assets and goodwill represent actual tax benefits that are not realized under GAAP absent an impairment charge or the disposition of the related business. Because we actually receive these tax benefits on indefinite-life intangible assets and goodwill, we add them to net income in the calculation of cash income. Should a disposition or impairment charge occur on indefinite-life intangible assets or goodwill, its impact on cash income may distort actual changes in the operating performance or value of our firm. Accordingly, we monitor changes in indefinite-life intangible assets and goodwill and the related impact on cash income to ensure appropriate explanations accompany disclosures of cash income.

Although depreciation and amortization of fixed assets are non-cash expenses, we do not add these charges in calculating cash income because these charges are related to assets that will ultimately require replacement.

A reconciliation of net income (loss) to cash income (loss) (in thousands except per share amounts) is as follows:

	Three Months Ended			June 2008 Compared to March 2008	June 2008 Compared to June 2007
	June 30,	March 31,	June 30,
	2008	2008	2007
Net income (loss)	$ (31,273)	$ (255,451)	$ 191,015	(87.8) %	(116.4) %
Plus:
Amortization of intangible assets	9,624	13,686	15,055	(29.7)	(36.1)
Deferred income taxes on intangible assets	29,654	34,475	32,783	(14.0)	(9.5)
Cash income (loss)	$ 8,005	$ (207,290)	$ 238,853	(103.9)	(96.6)

Net income (loss) per diluted share	$ (0.22)	$ (1.81)	$ 1.32	(87.8)	(116.7)
Amortization of intangible assets	0.07	0.10	0.10	(30.0)	(30.0)
Deferred income taxes on intangible assets	0.21	0.24	0.23	(12.5)	(8.7)
Cash income (loss)	$ 0.06	$ (1.47)	$ 1.65	(104.1)	(96.4)

The decrease in cash income from the quarter ended June 30, 2007 is primarily due to net losses related to liquidity fund support of $155.4 million, or $1.09 per diluted share.  The increase in cash income (loss) from the quarter ended March 31, 2008, is primarily due to a decrease in net losses related to liquidity fund support of $135.5 million, or $0.97 per diluted share, and the impairment of management contracts, net of income tax benefits, recognized in the March 2008 quarter, of $94.8 million, or $0.66 per diluted share. The decrease in deferred income taxes on intangible assets in the quarter ended June 30, 2008 is primarily due to a one-time reduction related to the sale of the LMPPG business.

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

A reconciliation of pre-tax profit margin adjusted for distribution and servicing expense is as follows:

	Three Months Ended
	June 30,	March 31,	June 30,
	2008	2008	2007
Operating Revenues, GAAP basis	$ 1,054,031	$ 1,069,123	$1,205,968
Less:
Distribution and servicing expense	307,873	304,674	321,506
Operating Revenues, as adjusted	$ 746,158	$ 764,449	$ 884,462

Income (Loss) before Income Tax Provision (Benefit) and Minority Interests	$ (49,962)	$ (392,888)	$ 305,570

Pre-tax profit margin, GAAP basis	(4.7%)	(36.7%)	25.3%
Pre-tax profit margin, as adjusted	(6.7)	(51.4)	34.5

During the quarters ended June 30, 2008 and March 31, 2008, losses related to liquidity fund support reduced the pre-tax profit margin by 23.9 and 44.1 percentage points, respectively, and reduced the pre-tax profit margin, as adjusted, by 33.8 and 61.7 percentage points, respectively.  During the quarter ended March 31, 2008, the impairment of management contracts reduced the pre-tax profit margin and pre-tax profit margin, as adjusted, by 14.1 and 19.8 percentage points, respectively.

Liquidity and Capital Resources

The primary objective of our capital structure and funding practices is to appropriately support Legg Mason’s business strategies and to provide needed liquidity at all times, including maintaining required capital in certain subsidiaries. Liquidity and the access to liquidity is important to the success of our ongoing operations. For a further discussion of our principal liquidity and capital resources policies, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Our operating and financing activities generate cash flows which we use to fund our operating activities and among other things, business acquisitions, debt repayments and stock repurchases.  Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, securities purchased under agreements to resell and investment advisory and related fees receivables. Our assets are principally funded by equity capital and long-term debt.

Financing Transactions

In May 2008, we issued $1.15 billion of Equity Units, each unit consisting of a 5% interest in $1,000 principal amount of senior notes due June 30, 2021, with interest payable quarterly at the annual rate of 5.6% and a purchase contract committing the holder to purchase shares of our common stock by June 30, 2011. The holders also receive a quarterly contract adjustment payment on the purchase contract at an annual rate of 1.4% and are required to pledge their interests in the senior notes to us as collateral on their purchase commitment. The net proceeds from the Equity Units offering of approximately $1.11 billion will be used for general corporate purposes, which may include support of liquidity funds managed by our subsidiaries, financing acquisitions and repayment of outstanding debt.

Liquidity Fund Support

During the quarter ended June 30, 2008, we entered into additional financial support arrangements to provide financial support to certain liquidity funds. As of June 30, 2008, the support amounts and related cash collateral (in thousands) were as follows:

Description	Transaction Date	Support Amount	Cash Collateral(1)
Letters of Credit(2)	November 2007	$ 300,000	$ 251,250
Capital Support Agreement(3)	November 2007	15,000	15,000
Purchase of Canadian Conduit Securities(4)	December 2007	95,000	—
Total Return Swap(3)	December 2007	890,000	195,780
Purchase of Non-bank Sponsored SIVs(5)	December 2007	—	—
Letter of Credit(6)	March 2008	150,000	—
Capital Support Agreements(6)	March 2008	400,000	400,000
Purchase of Non-bank Sponsored SIVs(7)	June 2008	57,000	—
Capital Support Agreements(8)	June 2008	240,000	240,000
Total		$ 2,147,000	$ 1,102,030

(1)

Included in restricted cash on the Consolidated Balance Sheet

(2)

Pertains to Citi Institutional Liquidity Fund P.L.C. (USD Fund) and Prime Cash Reserves Portfolio

(3)  Pertains to Citi Institutional Liquidity Fund P.L.C. (USD Fund)

(4)

Pertains to the Legg Mason Western Asset Canadian Money Market Fund

(5)

Matured and were paid in full during the June quarter.  Pertained to Citi Institutional Liquidity Fund P.L.C. (USD Fund)

(6)

Pertains to Citi Institutional Liquid Reserves Portfolio, a Series of Master Portfolio Trust

(7)

Securities issued by SIVs.  Pertains to Citi Prime Cash Reserves Portfolio

(8)

Pertains to Western Asset Money Market Fund, Western Asset US Money Market Fund and Western Institutional Money Market Fund

Capital Support Agreements

On June 30, 2008, we entered into five new capital support agreements (“CSAs”) with liquidity funds in which we have agreed to provide up to $240 million in capital contributions to the funds if the funds recognize losses from certain investments or from certain other events.  Four CSAs of $220 million and the fifth CSA of $20 million terminate no later than nine months and one year, respectively, from the date of origination.  Each CSA is supported by collateral equal to the maximum contribution amount under the agreement.

Purchase of Non-bank Sponsored SIVs

In June 2008, we paid $59 million for an aggregate of $57 million in principal amount (plus $2 million of accrued interest) of previously supported non-bank sponsored SIV securities from a liquidity fund.  Upon the purchase of the securities, an existing $35 million letter of credit and a related letter agreement were terminated in accordance with their terms.  The value of the securities purchased was $42 million and due to the existing support arrangement, no additional gain or loss resulted.  Subsequent to the June quarter, these securities were restructured, along with similar securities issued by the SIV and supported in our liquidity funds.  Under the restructuring, asset backed securities held by the SIV as collateral were transferred into a new vehicle, which issued new notes to investors in exchange for the original securities.  Our liquidity funds also hold $308 million of principal amount of these SIV securities that are subject to our support arrangements.  This restructuring did not have a material impact on the fair value of the underlying securities.  The restructured securities are expected to make regular payments of principal and interest over a term of 13 months.

During May 2008, the non-bank sponsored SIV securities purchased from a Dublin-domiciled liquidity fund in fiscal year 2008 matured and $82 million in principal amount and interest was paid in full.

If the funds or bank continue to hold the underlying securities and market conditions have not improved when the letter of credit, capital support agreement and total return swap support expires over the next nine months, we will likely be required to utilize significant amounts of cash to address our obligations under these support arrangements.  Several of the letters of credit ($300 million in aggregate) must be drawn in full immediately prior to their expiration if the fund continues to hold the underlying securities. The other letter of credit and the capital support agreements, except for two agreements providing an aggregate of $35 million in support, require that the funds sell the underlying securities immediately prior to the expiration date, and draw upon the capital support agreements to fund any losses.  The total return swap provides that upon its expiration, the bank will sell, or receive bids to sell, all of the underlying securities that it holds and we will reimburse the bank for any resulting losses, up to $832 million in aggregate.   Alternatively, we may elect to purchase underlying securities from the funds or the bank upon the expiration of the support arrangements, which would require us to utilize more cash to pay the purchase price.

We may elect to provide additional credit or other support to liquidity funds managed by our subsidiaries if we deem this action necessary and appropriate in the future.  If we do so, we may be required to use additional cash to pay for the support or as collateral.  The pledge of cash restricts our ability to use the cash for other purposes and, together with any future uses of cash to provide additional support, to settle existing support or to purchase securities covered by existing support, limits our flexibility to use these assets for other corporate purposes, including business acquisitions, debt repayments and stock repurchases.

At June 30, 2008, our total assets and stockholders’ equity were $12.9 billion and $6.5 billion, respectively. During the three months ended June 30, 2008, cash and cash equivalents increased from $1.46 billion at March 31, 2008 to $2.32 billion at June 30, 2008.  This excludes $659.6 million in securities purchased under agreements to resell and $1.12 billion of restricted cash.  Cash flows from operating activities used $59.8 million, primarily attributable to the payment of annual incentive bonuses offset in part by net loss adjusted for non-cash items.  Cash flows from investing activities used $163.8 million, primarily attributable to funding restricted cash related to liquidity fund support transactions discussed in Note 10 of Notes to Consolidated Financial Statements and securities purchased under agreements to resell, offset in part by cash proceeds of $181.1 million received for the sale of the LMPPG business.  Financing activities provided $1.08 billion, primarily due to the net proceeds from the Equity Units offering.

During the three months ended June 30, 2008, we paid cash dividends of $33.8 million.  On July 22, 2008, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.24 per share.

Subsequent to June 30, 2008, we repaid the $425 million principal amount of 6.75% senior notes. In addition, Standard and Poor’s Rating Services revised the outlook on its rating on Legg Mason to negative from stable.

Contractual Obligations and Contingent Payments

We have contractual obligations to make future payments in connection with our short and long-term debt, non-cancelable lease agreements and service agreements. In addition, we may be required to make contingent payments under fund support arrangements and business purchase agreements if certain future events occur.

The following table sets forth these contractual and contingent obligations (in millions) by fiscal year as of June 30, 2008, unless otherwise noted:

	Remaining 2009	2010	2011	2012	2013	Thereafter	Total
Contractual Obligations
Short-term borrowings	$ 500.0	$ —	$ —	$ —	$ —	$ —	$ 500.0
Long-term borrowings by contract maturity(1)	430.0	7.0	555.6	4.4	1.3	2,407.7	3,406.0
Coupon interest on short-term and long-term borrowings(2)	141.9	132.0	126.9	112.3	112.2	727.7	1,353.0
Minimum rental and service commitments	97.3	123.6	97.7	91.4	86.7	659.3	1,156.0
Minimum commitments under capital leases(3)	30.7	2.3	2.4	0.2	—	—	35.6
Total Contractual Obligations	1,199.9	264.9	782.6	208.3	200.2	3,794.7	6,450.6
Contingent Obligations
Contingent payments related to business acquisitions(4)	7.5	293.5	—	60.0	—	—	361.0
Letters of credit(5)	450.0	—	—	—	—	—	450.0
Capital support(5)	655.0	—	—	—	—	—	655.0
Total return swap(5)(6)	841.0	—	—	—	—	—	841.0
Total Contractual and Contingent Obligations(7,8)	$ 3,153.4	$ 558.4	$ 782.6	$ 268.3	$ 200.2	$ 3,794.7	$ 8,757.6

(1)

Subsequent to June 30, 2008, we repaid $425 million principal amount of 6.75% senior notes.  See Note 6 of Notes to Consolidated Financial Statements for additional information.

(2)

Coupon interest on floating rate long-term debt is based on rates at June 30, 2008 and includes 1.4% contract adjustment payments on Equity Units.

(3)

The amount of commitments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of the agreements.

(4)

The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of business purchase agreements.

(5) The amount of contingent obligations for liquidity fund support represents the maximum amount that could be payable at any time up through the contracts’ termination dates.

(6) Includes approximately $9 million of estimated financing costs.

(7)

The table above does not include approximately $49.1 million in capital commitments to investment partnerships in which Legg Mason is a limited partner. These obligations will be funded, as required, through the end of the commitment periods that range from fiscal 2009 to 2011.

(8)

The table above does not include amounts for uncertain tax positions of $17.5 million (net of the federal benefit for state tax liabilities) because the timing of any related cash outflows cannot be reliably estimated.

Critical Accounting Policies

Accounting policies are an integral part of the preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding our reported results of operations and financial position. Certain critical accounting policies require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the consolidated financial statements. Due to their nature, estimates involve judgment based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on the consolidated financial statements. During the three months ended June 30, 2008, there were no material changes to the matters discussed under the heading “Critical Accounting Policies” in Part II, Item 7 of Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2008; however, we adopted the provisions of FASB Statement 157, “Fair Value Measurements” as described in

Notes 2 and 3 of Notes to Consolidated Financial Statements for the three months ended June 30, 2008.

As noted in Management's Discussion and Analysis, we experienced outflows in certain equity products, including those for which we have amortizable and indefinite-life intangible assets on the balance sheet.  Continued loss of AUM in these products may result in an increase in amortization of intangible assets and/or an impairment of the carrying amount of the intangible assets.

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

Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are beyond our control, including but not limited to those discussed elsewhere herein, under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended March 31, 2008 and in our other public filings, press releases and statements by our management. Due to such risks, uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligations to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

During the quarter ended June 30, 2008, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008, except as follows:

During the quarter ended June 30, 2008, Legg Mason entered into five new capital support agreements (“CSAs”) to provide up to a maximum of $240 million of additional credit support to certain liquidity funds related to investments in an aggregate of $549 million in securities by the funds.  This was in addition to support provided to liquidity funds in prior periods.  As of the date the additional CSAs were issued, the Company established $146.0 million in additional derivative liabilities for the fair value of its obligations to make capital contributions to the funds thereunder.  The amount of these liabilities will increase or decrease if the Company’s obligations under the CSAs fluctuate based on the fair value of the underlying securities.

See Notes 2 and 10 of Notes to Consolidated Financial Statements for discussion of derivatives and credit support actions.

Item 4.    Controls and Procedures

As of June 30, 2008, Legg Mason’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason’s disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason’s management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason’s disclosure controls and procedures were effective on a reasonable assurances basis.  There have been no changes in Legg Mason’s internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, Legg Mason’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.   Legal Proceedings

Legg Mason, two of its officers and the underwriter in a secondary stock offering are named as defendants in a civil action filed in the U.S. District Court for the Southern District of New York. The complaint alleges that the defendants violated the Securities Exchange Act of 1934 (the “Exchange Act”) and the Securities Act of 1933 (the “Securities Act”) by making misleading statements to the public and omitting certain material facts with respect to the acquisition of the Citigroup Asset Management business in a prospectus for a secondary stock offering and in other public statements in order to artificially inflate the price of Legg Mason common stock. The complaint seeks certification of a class of shareholders who purchased Legg Mason common stock between February 1, 2006 and October 10, 2006 and who purchased stock in a secondary public offering around March 9, 2006 and seeks unspecified damages. We intend to defend the action vigorously. On March 17, 2008, the complaint was dismissed with prejudice. The plaintiffs filed a notice of appeal of that dismissal on April 16, 2008 and have appealed only the dismissal of the claims under the Securities Act brought on behalf of the proposed class of shareholders who bought stock in or traceable to the secondary offering.  The dismissal of the claims under the Exchange Act on behalf of the proposed class of purchases of stock between February 1, 2006 and October 10, 2006 was not appealed and is now final.  We cannot accurately predict the eventual outcome of the appeal at this point and there can be no assurance that the action will not have a material adverse effect on Legg Mason.

Item 1A.  Risk Factors

The following is an update to the risk factors set forth in our Report on Form 10-K for the fiscal year ended March 31, 2008.  The risk factor below has been updated to include activity for the June 30, 2008 quarter.

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

In response to these issues, we have taken steps to provide contingent support to certain of the liquidity funds that our subsidiaries manage. The steps that we have taken to date include:

•

procuring letters of credit from banks in a current aggregate amount of $450 million supporting securities held by funds;

•

entering into capital support agreements with several funds pursuant to which we have agreed to provide up to $655 million in capital contributions to the funds if they recognize losses from investments in certain ABCP or MTN, including upon the required sale of the underlying securities upon the expiration of one of the agreements;

•

purchasing an aggregate of $98 million in principal amount of Canadian conduit securities from a Canadian fund;

•

entering into a total return swap transaction with a major bank pursuant to which the bank purchased $890 million in principal amount of ABCP from a liquidity fund and we agreed to be responsible to the bank for any losses it suffers on the investment; and

•

purchasing an aggregate of $57 million in principal amount (in addition to $132 million in principal amount of purchased securities that have matured and been repaid in full) of non-bank sponsored SIV-issued securities from a fund.

These steps have resulted in non-cash expenses of $608.3 million in fiscal 2008 ($313.7 million net of compensation adjustments and tax) and $266.9 million in the first quarter of fiscal 2009 ($155.4 million net of compensation adjustments and tax). These non-cash expenses are the primary reason we recorded a net loss of $31.3 million in this quarter. We may also incur additional expenses as a result of declines in the value of ABCP or MTN with respect to which we have provided credit support and that could result in reduced earnings, or losses, in future periods, even if we do not undertake further support activities. See Note 10 of Notes to Consolidated Financial Statements in Part 1, Item 1 above and Note 18 of Notes to Consolidated Financial Statements in our Report on Form 10-K for the fiscal year ended March 31, 2008 for a further description of the support we have provided.

Each of the letters of credit and capital support agreements that we have put in place to support liquidity funds expires within one year from the date on which they became effective. Several of the letters of credit ($300 million in aggregate) must be drawn in full immediately prior to their expiration if the fund continues to hold the underlying securities. The other letter of credit arrangements and all but one of the capital support agreements require that the funds sell the underlying securities immediately prior to the expiration date, and draw upon the support to fund any losses. If the funds continue to hold the underlying securities upon these expiration dates and market conditions have not improved, we will most likely be required to utilize significant amounts of cash to address these obligations.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets out information regarding our purchases of Legg Mason common stock in each month during the quarter ended June 30, 2008:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
April 1, 2008 through April 30, 2008	—	$ —	—	3,900,000
May 1, 2008 through May 31, 2008	37,500	35.27	—	3,900,000
June 1, 2008 through June 30, 2008	58,840	35.19	—	3,900,000
Total	96,340	$ 35.22	—	3,900,000

(1)  96,340 shares were acquired through the surrender of shares by option holders to pay the exercise price of stock options.

(2)   On July 19, 2007, we announced that our Board of Directors authorized Legg Mason to purchase 5.0 million shares of Legg Mason common stock in open-market purchases.  There was no expiration date attached to this new authorization.

Item 5.    Other Information

On June 19, 2008 the Company purchased $57 million in face amount of securities issued by a structured investment vehicle from a money market fund managed by one of its subsidiaries (the “Fund”).  The Company had previously acquired a letter of credit from a large bank to support the Fund’s investment in these securities.  Upon the purchase of the securities, the letter of credit and a related letter agreement among the Company, the Company’s subsidiary The Baltimore Company and the Fund, the Prime Cash Reserves Portfolio, a series of Master Portfolio Trust, were terminated in accordance with their terms. Under the letter of credit and related agreement, the Fund was able to draw up to $35 million under the letter of credit if it realized a loss on disposition or restructuring of the securities. In addition, the Fund was required to draw on the full amount of the letter of credit upon the expiration of its one year term if the Fund continued to hold the securities and the securities had not been restructured into securities that met certain requirements.

Item 6. Exhibits

3.1	Articles of Incorporation of Legg Mason (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

3.2	By-laws of Legg Mason as amended and restated January 23, 2007 (incorporated by reference to Legg Mason, Inc.’s Current Report on Form 8-K for the event on January 23, 2007)
4.1

Form of Purchase Contract and Pledge Agreement, among Legg Mason, Inc. and The Bank of New York as Purchase Contract Agent and The Bank of New York as Collateral Agent, Custodial Agent and Securities Intermediary (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on May 6, 2008)

4.2	Form of Corporate Units and Treasury Units (included in Exhibit 4.1)
4.3	Form of First Supplemental Indenture, between Legg Mason, Inc. and The Bank of New York, as Trustee (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on May 6, 2008)
4.4	Form of 5.60% senior notes due June 30, 2021 (included in Exhibit 4.3)
10.1

$125 million Capital Support Agreement dated June 30, 2008 among Legg Mason, Inc., LM Capital Support V, LLC and the Western Asset Money Market Fund (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on June 30, 2008)

10.2

$55 million Capital Support Agreement dated June 30, 2008 among Legg Mason, Inc., LM Capital Support V, LLC and the Western Asset Money Market Fund (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on June 30, 2008)

10.3

$20 million Capital Support Agreement dated June 30, 2008 among Legg Mason, Inc., LM Capital Support V, LLC and the Legg Mason Global Funds plc (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on June 30, 2008)

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

LEGG MASON, INC.
(Registrant)

DATE: August 7, 2008	/s/ Mark R. Fetting
Mark R. Fetting
President and
Chief Executive Officer

DATE: August 7, 2008	/s/ Charles J. Daley, Jr.
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
4.1

Form of Purchase Contract and Pledge Agreement, among Legg Mason, Inc. and The Bank of New York as Purchase Contract Agent and The Bank of New York as Collateral Agent, Custodial Agent and Securities Intermediary (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on May 6, 2008)

4.2	Form of Corporate Units and Treasury Units (included in Exhibit 4.1)
4.3	Form of First Supplemental Indenture, between Legg Mason, Inc. and The Bank of New York, as Trustee (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on May 6, 2008)
4.4	Form of 5.60% senior notes due June 30, 2021 (included in Exhibit 4.3)
10.1

$125 million Capital Support Agreement dated June 30, 2008 among Legg Mason, Inc., LM Capital Support V, LLC and the Western Asset Money Market Fund (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on June 30, 2008)

10.2

$55 million Capital Support Agreement dated June 30, 2008 among Legg Mason, Inc., LM Capital Support V, LLC and the Western Asset Money Market Fund (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on June 30, 2008)

10.3

$20 million Capital Support Agreement dated June 30, 2008 among Legg Mason, Inc., LM Capital Support V, LLC and the Legg Mason Global Funds plc (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on June 30, 2008)

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