Form 10-Q
period 2008-09-30
LEGG MASON INC
filed 2008-11-07
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

140,641,179 shares of common stock and 1,285,095 exchangeable shares as of the close of business on November 5, 2008. The exchangeable shares, which were issued by a subsidiary of the registrant, are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting and other rights equivalent to common stock.

PART I. FINANCIAL INFORMATION

Item 1.

 Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Operating Revenues
Investment advisory fees
Separate accounts	$ 283,116	$ 376,003	$ 599,791	$ 756,980
Funds	540,829	590,746	1,110,387	1,168,031
Performance fees	3,437	24,285	13,582	78,634
Distribution and service fees	135,796	177,421	289,295	360,919
Other	2,959	3,896	7,113	13,755
Total operating revenues	966,137	1,172,351	2,020,168	2,378,319
Operating Expenses
Compensation and benefits	322,183	430,231	699,851	876,241
Distribution and servicing	278,969	321,108	586,842	642,614
Communications and technology	49,085	47,747	99,371	95,095
Occupancy	33,755	31,533	67,899	62,226
Amortization of intangible assets	9,599	14,375	19,223	29,430
Other	52,333	48,939	97,822	102,132
Total operating expenses	745,924	893,933	1,571,008	1,807,738
Operating Income	220,213	278,418	449,160	570,581
Other Income (Expense)
Interest income	21,025	18,154	44,293	34,645
Interest expense	(37,768)	(16,627)	(74,379)	(33,771)
Other	(363,288)	4,252	(628,854)	18,312
Total other income (expense)	(380,031)	5,779	(658,940)	19,186
Income (Loss) from Operations before
Income Tax Provision (Benefit) and Minority Interests	(159,818)	284,197	(209,780)	589,767
Income tax provision (benefit)	(55,813)	106,574	(74,548)	221,164
Income (Loss) from Operations before Minority Interests	(104,005)	177,623	(135,232)	368,603
Minority interests, net of tax	254	(159)	208	(124)
Net Income (Loss)	$ (103,751)	$ 177,464	$ (135,024)	$ 368,479

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(continued)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net Income (Loss) per Share:
Basic	$ (0.74)	$ 1.25	$ (0.96)	$ 2.59
Diluted	$ (0.74)	$ 1.23	$ (0.96)	$ 2.55

Weighted Average Number of Shares Outstanding:
Basic	140,900	142,427	140,573	142,255
Diluted	140,900	144,627	140,573	144,705

Dividends Declared per Share	$ 0.24	$ 0.24	$ 0.48	$ 0.48

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2008	March 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$ 1,836,522	$ 1,463,554
Securities purchased under agreements to resell	-	604,642
Restricted cash	1,223,718	844,728
Receivables:
Investment advisory and related fees	457,981	524,488
Other	293,338	240,374
Investment securities	1,067,892	489,081
Deferred income taxes	385,865	235,300
Other	90,086	283,585
Total current assets	5,355,402	4,685,752
Fixed assets, net	353,469	346,802
Intangible assets, net	4,088,746	4,109,735
Goodwill	2,504,084	2,536,816
Other	146,164	151,247
Total Assets	$12,477,865	$11,830,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued compensation	$ 377,927	$ 608,465
Accounts payable and accrued expenses	464,301	490,141
Short-term borrowings	500,000	500,000
Current portion of long-term debt	8,358	432,119
Fund support	915,999	551,654
Other	151,302	157,068
Total current liabilities	2,417,887	2,739,447
Deferred compensation	137,214	149,953
Deferred income taxes	371,666	355,239
Other	196,812	139,556
Long-term debt	2,970,456	1,825,654
Total Liabilities	6,094,035	5,209,849
Commitments and Contingencies (Note 8)

Stockholders’ Equity
Common stock, par value $.10; authorized 500,000,000 shares; issued 140,596,014 shares and 138,556,117 shares, respectively	14,060	13,856
Convertible preferred stock, par value $10; authorized 4,000,000 shares; 0 and 0.36 shares outstanding, respectively
	-	-
Shares exchangeable into common stock	3,348	4,982
Additional paid-in capital	3,249,243	3,278,376
Employee stock trust	(32,233)	(29,307)
Deferred compensation employee stock trust	32,233	29,307
Retained earnings	3,037,210	3,240,359
Accumulated other comprehensive income, net	49,969	82,930
Total Stockholders’ Equity	6,353,830	6,620,503
Total Liabilities and Stockholders’ Equity	$12,447,865	$11,830,352

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net Income (Loss)	$ (103,751)	$ 177,464	$ (135,024)	$ 368,479
Other comprehensive income gains (losses):
Foreign currency translation adjustment	(46,247)	15,110	(33,709)	26,342
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses), net of tax provision (benefit) of $ 6, $27, $(19) and $14, respectively	10	38	(36)	20
Reclassification adjustment for (gains) losses included in net income (loss)	1	(6)	1	(12)
Net unrealized gains (losses) on investment securities	11	32	(35)	8
Unrealized and realized gains (losses) on cash flow hedge, net of tax provision (benefit) of $201, $(419), $569 and $(317), respectively	324	(590)	783	(446)
Total other comprehensive income (loss)	(45,912)	14,552	(32,961)	25,904
Comprehensive Income (Loss)	$ (149,663)	$ 192,016	$ (167,985)	$ 394,383

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities
Net income (loss)	$ (135,024)	$ 368,479
Non-cash items included in net income (loss):
Depreciation and amortization	66,843	68,740
Amortization of deferred sales commissions	18,420	21,406
Accretion and amortization of securities discounts and premiums, net	3,358	392
Stock-based compensation	26,260	24,085
Unrealized (gains) losses on investments and fund support	638,695	(11,213)
Deferred income taxes	(110,710)	18,213
Other	5,233	1,007
Decrease (increase) in assets:
Investment advisory and related fees receivable	63,999	(4,453)
Net purchases of trading investments	(833,283)	(60,677)
Other receivables	(56,956)	3,425
Other assets	4,900	(26,223)
Increase (decrease) in liabilities:
Accrued compensation	(234,782)	(63,575)
Deferred compensation	(12,739)	53,155
Accounts payable and accrued expenses	(25,840)	15,248
Other liabilities	(7,294)	85,677
Cash Provided by (Used for) Operating Activities	(588,920)	493,686
Cash Flows from Investing Activities
Payments for:
Fixed assets	(57,752)	(102,335)
Business acquisition-related costs	-	(1,711)
Proceeds from sale of assets	181,147	-
Restricted cash, principally collateral for liquidity fund support	(379,753)	-
Net decrease in securities purchased under agreements to resell	604,642	-
Purchases of investment securities	(832)	(4,666)
Proceeds from sales and maturities of investment securities	1,598	4,575
Cash Provided by (Used for) Investing Activities	349,050	(104,137)

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

(Dollars in thousands)

(Unaudited)

	Six Months Ended September 30,
	2008	2007
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt, net	1,095,465	2,600
Third-party distribution financing	(1,826)	4,893
Repayment of principal on long-term debt	(427,174)	(102,079)
Issuance of common stock	16,931	22,996
Repurchase of common stock	-	(97,945)
Dividends paid	(67,701)	(64,239)
Excess tax benefit associated with stock-based compensation	2,031	33,941
Cash Provided by (Used for) Financing Activities	617,726	(199,833)
Effect of Exchange Rate Changes on Cash	(4,888)	6,170
Net Increase in Cash and Cash Equivalents	372,968	195,886
Cash and Cash Equivalents at Beginning of Period	1,463,554	1,183,617
Cash and Cash Equivalents at End of Period	$ 1,836,522	$ 1,379,503

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts, unless otherwise noted)

September 30, 2008

(Unaudited)

1. Interim Basis of Reporting

The accompanying unaudited interim consolidated financial statements of Legg Mason, Inc. and its subsidiaries (collectively “Legg Mason”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  The interim consolidated financial statements have been prepared using the interim basis of reporting and, as such, reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented.  The nature of our business is such that the results of any interim period are not necessarily indicative of the results of a full year. The fiscal year-end condensed balance sheet was derived from audited financial statements and, in accordance with interim financial information standards, does not include all disclosures required by U.S. GAAP for annual financial statements.  Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation, including fund support previously reported as other current liabilities.

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

In February 2008, FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” partially deferred SFAS 157 for one year for non-recurring fair value measurements of non-financial assets and liabilities, such as acquired intangibles and goodwill. Application of SFAS 157’s measurement framework to financial assets and liabilities has not materially impacted Legg Mason’s financial position and results of operations for the period ended September 30, 2008.  Legg Mason is continuing to evaluate its adoption of the deferred provisions of SFAS 157 for non-recurring fair value measurements and cannot estimate at this time the impact, if any, on its consolidated financial statements.

In October 2008, FSP No. FAS 157-3 “Estimating Fair Value of a Financial Asset in an Inactive Market” was issued to clarify existing standards on fair value determinations.  This new guidance requires retroactive application to previously unissued financial statements, including interim periods ended September 30, 2008, and did not have a material impact on Legg Mason’s consolidated financial statements.

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

Legg Mason’s financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 - Financial instruments for which prices are quoted in active markets, including investments in publicly traded mutual funds with quoted market prices and equities listed in active markets.

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

Level 3 – Financial instruments for which values are based on unobservable inputs, including those for which there is little or no market activity.  This category includes derivative assets and liabilities related to fund support arrangements, certain owned securities issued by structured investment vehicles or other similar conduits (“SIVs”), and investments in partnerships, limited liability companies, and private equity funds.

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

Legg Mason’s liquidity fund support has taken the form of capital support agreements, letters of credit, a total return swap and purchases of securities from funds as more fully described in Note 10.  The capital support agreements, letters of credit and total return swap are considered derivative assets or liabilities for accounting purposes representing the Company’s rights and obligations under the support, the fair value of which is based principally on changes in the value of the underlying securities.   Some of these securities underlying the liquidity fund support are regularly traded in a liquid market, and as a result, their market price is the primary input for the determination of the derivative fair value.  However, most of the underlying securities supported and the securities purchased from liquidity funds have been issued by SIVs and generally have no market such that fair value is determined based on an evaluation of the related trust and its underlying collateral, typically comprised of asset and mortgage backed securities, corporate bonds, and collateralized debt obligations.  These instruments may or may not have financial guaranty insurance.  The majority of these collateral securities have market prices which are obtained from various pricing services.  Other collateral securities do not have market prices and are priced based on comparable security market prices with appropriate adjustments for credit and other risk factors.

All security prices, whether direct market quotes or adjusted comparable security prices, are subject to internal analyses that consider market observations, broker quotes and other tests to substantiate their fair values.  The aggregate fair values of the collateral determine the fair value of the SIV-issued security supported or purchased.  Legg Mason’s credit risk is not a material factor to the fair value of the related derivative liabilities because, among other things, the majority of our liquidity fund support required cash collateral.

These valuation processes inherently require management’s judgment and the related assets and liabilities are therefore classified in Level 3. Market changes are a primary contributor to changes in the fair values of the liquidity fund support assets and liabilities and the related gains and losses.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes cumulative foreign currency translation adjustments and net gains and losses on investment securities and an interest rate swap. The change in the accumulated translation adjustment for the six months ended September 30, 2008 primarily resulted from the impact of changes in the Brazilian real and British pound in relation to the U.S. dollar on the net assets of Legg Mason’s Brazil and United Kingdom subsidiaries for which the real and the pound are the respective functional currencies.

A summary of Legg Mason’s accumulated other comprehensive income is as follows:

	September 30, 2008	March 31, 2008
Foreign currency translation adjustments	$ 50,118	$ 83,827
Unrealized holding loss on interest rate swap, net of tax benefit of $97 and $666, respectively	(156)	(938)
Unrealized gains on investment securities, net of tax provision of $5 and $29, respectively	7	41
Total	$ 49,969	$ 82,930

Other Recent Accounting Developments

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  FSP EITF 03-6-1 will be effective for fiscal 2010, and is not expected to have a material impact on Legg Mason’s consolidated financial statements.

3.  Fair Values of Assets and Liabilities

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs at September 30, 2008:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Value as of September 30, 2008

ASSETS:
Investments relating to long-term incentive compensation plans	$ 191,297	$ −	$ −	$ 191,297
Proprietary fund products and other investments	141,468	267,097	13,139	421,704
Securities issued by SIVs	−	−	454,891	454,891
Total trading investment securities	332,765	267,097	468,030	1,067,892
Available-for-sale investment securities	6,807	−	12	6,819
Investments in partnerships and LLCs	−	−	59,484	59,484
Derivative assets:
Total return swap	−	−	16,289	16,289
Currency hedge derivatives	10,418	−	−	10,418
Other investments	−	−	1,190	1,190
	$ 349,990	$ 267,097	$ 545,005	$ 1,162,092
LIABILITIES:
Derivative liabilities:
Interest rate swap	$ −	$ (253)	$ −	$ (253)
Fund support	−		(915,999)	(915,999)
	$ −	$ (253)	$ (915,999)	$ (916,252)

The table below presents a summary of changes in financial assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the period from April 1, 2008 to September 30, 2008:

	Value as of April 1, 2008	Purchases, sales, issuances and settlements, net	Net transfer in (out) of Level 3	Realized and unrealized gains/(losses), net	Value as of September 30, 2008

ASSETS:
Securities issued by SIVs	$ 141,509	$ 521,553	$ −	$ (208,171)	$ 454,891
Proprietary fund products and other investments	23,781	(13,781)	10,210	(7,071)	13,139
Investments in partnerships and LLCs	67,022	(9,953)	−	2,415	59,484
Total return swap	45,706	(9,527)	−	(19,890)	16,289
Other investments	1,903	−	−	(701)	1,202
	$ 279,921	$ 488,292	$ 10,210	$ (233,418)	545,005
LIABILITIES:
Fund support	$ (551,654)	$ −	$ −	$ (364,345)	$ (915,999)

Total realized and unrealized (losses), net				$ (597,763)

Realized and unrealized gains and losses recorded for Level 3 investments are included in Other non-operating income (expense) on the Consolidated Statements of Operations.  The majority of the total realized and unrealized losses of $597.8 million for the six months ended September 30, 2008 represents unrealized losses relating to assets and liabilities still held at the reporting date.

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

	September 30, 2008	March 31, 2008
Equipment	$ 185,182	$ 175,255
Software	174,861	159,428
Leasehold improvements and capital lease assets	278,341	257,812
Total cost	638,384	592,495
Less: accumulated depreciation and amortization	(284,915)	(245,693)
Fixed assets, net	$ 353,469	$ 346,802

Depreciation and amortization expense included in operating income was $24,794 and $19,567 for the quarters ended September 30, 2008 and 2007, respectively, and $47,620 and $39,310 for the six months ended September 30, 2008 and 2007, respectively.

5. Intangible Assets and Goodwill

The following tables reflect the components of intangible assets as of:

	September 30, 2008	March 31, 2008
Amortizable asset management contracts
Cost	$ 354,844	$ 356,779
Accumulated amortization	(137,249)	(119,033)
Net	217,595	237,746
Indefinite–life intangible assets
Fund management contracts	3,754,351	3,755,189
Trade names	116,800	116,800
	3,871,151	3,871,989
Intangible assets, net	$ 4,088,746	$ 4,109,735

As of September 30, 2008, management contracts are being amortized over a weighted-average life of 7.7 years. Estimated amortization expense for each of the next five fiscal years is as follows:

Remaining 2009	$ 18,766
2010	32,034
2011	32,034
2012	29,021
2013	23,995
Thereafter	81,745
Total	$ 217,595

The decrease in the carrying value of goodwill for the six months ended September 30, 2008 is summarized below:

Balance, beginning of period	$ 2,536,816
Impact of excess tax basis amortization	(11,116)
Other, including changes in foreign exchange rates	(21,616)
Balance, end of period	$ 2,504,084

6. Long-Term Debt and Equity Units

The accreted value of long-term debt consists of the following:

	September 30, 2008	March 31, 2008
6.75% senior notes	$ —	$ 424,959
5-year term loan	550,000	550,000
Third-party distribution financing	7,159	8,881
2.5% convertible senior notes	1,250,000	1,250,000
5.6% senior notes from Equity Units	1,150,000	—
Other term loans	21,655	23,933
Subtotal	2,978,814	2,257,773
Less: current portion	8,358	432,119
Total	$ 2,970,456	$ 1,825,654

As of September 30, 2008, the aggregate maturities by fiscal year of long-term debt based on the contractual terms are as follows:

Remaining 2009	$ 4,206
2010	7,358
2011	554,650
2012	3,464
2013	1,411
Thereafter	2,407,725
Total	$ 2,978,814

In May 2008, Legg Mason issued $1.15 billion of Equity Units for net proceeds of approximately $1.1 billion.  Each unit consists of a 5% interest in $1,000 principal amount of 5.6% senior notes due June 30, 2021 and a purchase contract committing the holder to purchase shares of Legg Mason’s common stock for $50 per share by June 30, 2011.  The holders’ obligations to purchase shares of Legg Mason’s common stock are collateralized by their pledge of the notes.  Holders will also receive quarterly contract adjustment payments (“CAP”) at an annual rate of 1.4%.  The present value of the CAP obligation of $39.7 million is included in Other liabilities on the Consolidated Balance Sheet at September 30, 2008 and was recorded by a reduction to Additional paid-in capital of $45.8 million.  Each purchase contract obligates Legg Mason to sell a number of newly issued shares of common stock that are based on a settlement rate, as defined.  The settlement rate is 0.7401 shares of Legg Mason common stock, subject to adjustment, for each Equity Unit if the applicable market value of Legg Mason common stock is at or above $67.56. The settlement rate is 0.8881 shares of Legg Mason common stock, subject to adjustment, for each Equity Unit if the applicable market value of Legg Mason common stock is at or below $56.30.  If the applicable market value of Legg Mason common stock is between $56.30 and $67.56, the settlement rate will be a number of shares of Legg Mason common stock equal to $50 divided by the applicable market value.  The maximum number of shares that may be issued, subject to adjustment, is 20.4 million. Legg Mason has the option to remarket the notes beginning December 27, 2010, and is required to attempt to remarket the notes by June 30, 2011. Upon a successful remarketing, the interest rate and maturity date of the senior notes will be reset.  If such remarketing is not successful during this period, the note holders can put their notes at par to Legg Mason upon the settlement of the purchase contracts. Further, notes not redeemed by June 30, 2013, can be called at par by Legg Mason.

Certain covenants in existing debt arrangements were modified for the issuance of these convertible securities.  The net proceeds of the offering are being used for general corporate purposes, which to date has primarily included support of liquidity funds managed by subsidiaries and repayment of outstanding debt.

The $425 million principal amount of 6.75% senior notes was paid on July 2, 2008.

Interest Rate Swap

As of September 30, 2008, an aggregate unrealized loss of $156, net of tax benefit of $97, on the market value of the remaining $50 million, 3-year amortized variable to fixed interest rate swap that matures December 1, 2008 has been reflected in Other comprehensive income. All of the estimated unrealized loss included in Other comprehensive income as of September 30, 2008 is expected to be reclassified to Other non-operating income (expense) by the maturity date.  The actual amount will vary as a result of changes in market conditions. On a quarterly basis, Legg Mason assesses the effectiveness of this cash flow hedge by confirming that payments and the balance of the liability hedged match the interest rate swap.

7. Stock-Based Compensation

Compensation expense relating to stock options, the stock purchase plan and deferred compensation for the three months ended September 30, 2008 and 2007 was $4,270 and $6,228, respectively, and for the six months ended September 30, 2008 and 2007 was $11,218 and $12,045, respectively.

Stock option transactions during the six months ended September 30, 2008 and 2007, respectively, are summarized below:

	Six months ended September 30,
	2008		2007
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Options outstanding at March 31	5,464	$ 67.20	6,478	$ 53.48
Granted	1,147	33.97	933	100.77
Exercised	(489)	32.05	(1,325)	27.40
Canceled/ forfeited	(236)	58.32	(134)	90.07
Options outstanding at September 30	5,886	$ 64.00	5,952	$ 65.85

At September 30, 2008, options were exercisable for 3,257 shares with a weighted-average exercise price of $57.98 and a weighted-average remaining contractual life of 2.9 years.  Unamortized compensation cost related to unvested options (2,629 shares) at September 30, 2008 of $59,987 is expected to be recognized over a weighted-average period of 2.1 years.

The weighted average fair value of option grants of $14.23 and $31.76 per share for the six months ended September 30, 2008 and 2007, respectively, is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six months ended September 30,

	2008	2007
Expected dividend yield	0.86%	0.81%
Risk-free interest rate	3.38%	4.71%
Expected volatility	48.22%	29.17%
Expected lives (in years)	4.81	4.95

Compensation expense relating to restricted stock for the three months ended September 30, 2008 and 2007 was $6,467 and $5,735, respectively, and for the six months ended September 30, 2008 and 2007 was $15,042 and $11,136, respectively.

Restricted stock transactions during the six months ended September 30, 2008 and 2007, respectively, are summarized below:

	Six months ended September 30,
	2008		2007
	Number of Shares	Weighted-Average Grant Date Value	Number of Shares	Weighted-Average Grant Date Value
Unvested shares at March 31	642	$ 98.30	563	$ 114.03
Granted	475	52.69	170	99.85
Vested	(100)	105.57	(55)	94.59
Canceled/ forfeited	(27)	79.00	(67)	120.28
Unvested shares at September 30	990	$ 76.32	611	$ 111.11

Unamortized compensation cost related to unvested restricted stock awards at September 30, 2008 of $56,992 is expected to be recognized over a weighted-average period of 2.7 years.

During the quarter ended September 30, 2008, non-employee directors were issued 22 restricted stock units and 19 shares of common stock at a fair value of $1,400.

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

As of September 30, 2008, the minimum annual aggregate rentals under operating leases and servicing agreements are as follows:

Remaining 2009	$ 80,570
2010	159,681
2011	106,044
2012	99,325
2013	94,246
Thereafter	751,009
Total	$ 1,290,875

The minimum rental commitments shown above have not been reduced by $182,783 for minimum sublease rentals to be received in the future under non-cancelable subleases. The table above also does not include aggregate obligations of $35,016 for property and equipment under capital leases.  During the quarter ended September 30, 2008 a subsidiary executed a lease for facilities obligating the Company to aggregate payments of $103 million through 2024, which is included above.

As of September 30, 2008, Legg Mason had commitments to invest approximately $40,964 in investment products. These commitments will be funded as required through the end of the respective investment periods ranging from fiscal 2009 to 2011.

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

Legg Mason and two of its officers are named as defendants in a consolidated legal action that was initially filed October 16, 2006. The action alleges that the defendants violated the Securities Exchange Act of 1934 (the “Exchange Act”) and the Securities Act of 1933 (the “Securities Act”) by making misleading statements to the public and omitting certain material facts with respect to the acquisition of the CAM business in public statements and in a prospectus used in a secondary stock offering in order to artificially inflate the price of Legg Mason common stock. The action sought certification of a class of shareholders who purchased Legg Mason common stock either between February 1, 2006 and October 10, 2006 or in a secondary public offering on or about March 9, 2006 and seeks unspecified damages.  Legg Mason intends to defend the action vigorously. On March 17, 2008, the court granted Legg Mason’s motion to dismiss this action. However, the plaintiffs subsequently filed a notice of appeal of that dismissal and have appealed only the dismissal of the claims under the Securities Act. The dismissal of the claims under the Exchange Act on behalf of the proposed class of purchases of stock between February 1, 2006 and October 10, 2006 was not appealed and is now final.  Legg Mason cannot accurately predict the eventual outcome of the appeal at this point, or whether the action will have a material adverse effect on Legg Mason.

9. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of shares outstanding. The calculation of weighted average shares includes common shares, shares exchangeable into common stock and the convertible preferred shares that are considered participating securities.  Diluted EPS is similar to basic EPS, but adjusts for the effect of potentially issuable common shares, except when inclusion is antidilutive.  In situations where a net loss is reported, the inclusion of potentially issuable common shares will decrease the net loss per share.  Since this would be antidilutive, such shares are excluded from the calculation.  Basic and diluted earnings per share for the three months and six months ended September 30, 2008 and 2007 include all vested shares of restricted stock related to Legg Mason’s deferred compensation plans.

The following tables present the computations of basic and diluted EPS:

	Three Months Ended September 30,
	2008		2007
	Basic	Diluted (1)	Basic	Diluted

Weighted average shares outstanding	140,900	140,900	142,427	142,427
Potential common shares:
Employee stock options	-	-	-	1,713
Shares related to deferred compensation	-	-	-	33
Shares issuable upon payment of contingent consideration	-	-	-	454
Total weighted average diluted shares	140,900	140,900	142,427	144,627
Net income (loss)	$(103,751)	$(103,751)	$ 177,464	$ 177,464
Net income (loss) per share	$ (0.74)	$ (0.74)	$ 1.25	$ 1.23

	Six Months Ended September 30,
	2008		2007
	Basic	Diluted (1)	Basic	Diluted

Weighted average shares outstanding	140,573	140,573	142,255	142,255
Potential common shares:
Employee stock options	-	-	-	1,966
Shares related to deferred compensation	-	-	-	56
Shares issuable upon payment of contingent consideration	-	-	-	428
Total weighted average diluted shares	140,573	140,573	142,255	144,705
Net income (loss)	$(135,024)	$(135,024)	$ 368,479	$ 368,479
Net income (loss) per share	$ (0.96)	$ (0.96)	$ 2.59	$ 2.55
(1) Diluted shares are the same as basic shares for periods with a loss.

The diluted EPS calculation for the three and six month periods ended September 30, 2008 excludes 5,425 and 5,270 potential common shares, respectively, that are antidilutive due to the net loss for the periods.

Options to purchase 2,870 shares for the three months ended September 30, 2007 and 2,870 shares for the six months ended September 30, 2007, were not included in the computation of diluted earnings per share because the presumed proceeds from exercising such options, including related income tax benefits, exceed the average price of the common shares for the period and therefore the options are deemed antidilutive.  Diluted earnings per share for the three and six months ended September 30, 2007 period also include unvested shares of restricted stock related to those plans, except for 578 and 557 shares, respectively, which were deemed antidilutive.

10. Liquidity Fund Support

During the quarter ended September 30, 2008, Legg Mason amended two existing capital support agreements (“CSAs”) to provide up to an additional $350 million of capital support to a certain liquidity fund, entered into four new agreements to provide up to a maximum of $40 million of credit support to four liquidity funds, and entered into two standby letters of credit to provide an additional $257 million of credit support to a liquidity fund.  These two standby letters of credit were terminated prior to September 30, 2008 with the purchase of $554.3 million in principal of the underlying securities by Legg Mason.  These actions were in addition to five agreements entered into during the quarter ended June 30, 2008 to provide up to a maximum $240 million of additional credit support and the support provided to liquidity funds in the prior fiscal year.  As a result of the CSAs amended and entered into during the three and six months ended September 30, 2008, the Company incurred charges to its earnings of $164.6 million ($96.9 million, net of taxes and operating expense adjustments) and $361.7 million ($215.1 million, net of taxes and operating expense adjustments), respectively.

The par value, support amounts, collateral and income statement impact for the three and six months ended September 30, 2008, for all support provided to date that remains outstanding were as follows:

				Three Months		Six Months
Description	Par Value	Support Amount	Cash Collateral[1]	Pre Tax Charge[2]	After Tax Charge[3]	Pre Tax Charge[2]	After Tax Charge[3]
Letters of Credit	$ 437,000	$ 150,000	$ −	$ 18,168	$ 10,695	$ 40,223	$ 22,610
Capital Support Agreements – Asset Backed Securities	2,311,000	1,025,000	1,025,000	226,008	133,044	436,807	258,160
Capital Support Agreements – Non-asset Backed Securities	n/m	20,000	20,000	13,729	8,084	13,729	8,084
Total Return Swap	640,000	640,000	174,030	14,804	8,715	19,890	11,462
Purchase of Non-bank Sponsored SIVs[4]	613,000	596,000	−	51,788	30,488	80,314	45,945
Purchase of Canadian Conduit Securities	91,000	91,000	−	142	83	532	294
Total		$2,522,000	$1,219,030	$ 324,639	$ 191,109	$ 591,495	$ 346,555

n/m – not meaningful

[1] Included in restricted cash on the Consolidated Balance Sheet.

[2] Pre tax charges include reductions in the value of underlying securities and other costs of the support and are included in Other non-operating income (expense) on the Consolidated Statements of Operations.

[3]  After tax and after giving effect to operating expense adjustments.

[4]  Securities issued by SIVs.

Capital Support

In June 2008, the Company entered into five new CSAs (aggregating $240 million).  Under the terms of four of the CSAs (aggregating $220 million), if the fund holds any of the underlying securities, or holds securities into which the underlying securities have been restructured, on the business day preceding March 31, 2009, the fund is required to sell those securities and the Company will make capital contributions under the applicable CSA to cover any resulting loss up to the maximum contribution amount under the CSA.  Under the terms of the fifth CSA (aggregating $20 million), the Company will contribute the maximum contribution amount if the fund holds the underlying securities on the business day before June 30, 2009.  The CSAs may be terminated without any capital contributions being made thereunder before their terms expire in certain circumstances, including if the applicable underlying securities are sold from the fund or restructured into securities that are rated one of the two highest short-term categories by two requisite rating agencies without incurring a loss.

During the six months ended September 30, 2008, the Company has established $197.1 million in derivative liabilities for the fair value of its obligations to make capital contributions to the funds supported under these five CSAs. The amount of these liabilities will increase or decrease if the Company's obligations under the CSAs fluctuate based on the fair value of the underlying securities.

In September 2008, the Company amended two existing CSAs with a fund that were entered into in March 2008.  Under the terms of the CSAs, the Company will make capital contributions to the fund in certain circumstances upon the fund realizing a loss on the disposition or restructuring of its investment in specific underlying securities through March 2009.  One of the CSAs, which supports asset backed commercial paper issued by a SIV, was amended to increase the maximum capital contributions that the Company will make thereunder from $250 million to $500 million.  The second CSA, which supports asset backed securities issued by a SIV, was amended to increase the maximum capital contributions that the Company will make thereunder from $150 million to $250 million.

The amendment of the two CSAs resulted in an increase in the Company’s derivative liability for the fair value of its obligations to make capital contributions to the fund thereunder of $140.7 million for the quarter ended September 30, 2008.

In September 2008, the Company also entered into four new CSAs.  Under the terms of three of the CSAs (aggregating $20 million), the Company has agreed to provide capital contributions to three funds if the funds recognize losses from investments in certain non-asset backed securities or continue to hold the underlying securities at the expiration of the one-year terms of the agreements, and at the applicable time, the fund’s net asset value is less than a specified threshold.  Under the terms of the fourth CSA (aggregating $20 million), which supports asset backed securities issued by a SIV, if the fund holds any of the underlying securities, or holds securities into which the underlying securities have been restructured, on the business day preceding September 18, 2009, the fund is required to sell those securities and the Company will make capital contributions under the CSA to cover any resulting loss up to the maximum contribution amount under the CSA.  The CSAs may be terminated without any capital contributions being made thereunder before their terms expire in certain circumstances, including if the applicable underlying securities are sold from the fund or restructured into securities that are rated one of the two highest short-term categories by two requisite rating agencies without incurring a loss.

During the quarter ended September 30, 2008, the Company established $24.0 million in derivative liabilities for the fair value of its obligations to make capital contributions to the funds supported under these four new CSAs.

Total Return Swap

During September 2008, $250 million in principal amount of securities previously covered by the total return swap arrangement matured and were paid in full.  The associated derivative asset was reduced by approximately $19.5 million, which represents a portion of the amount Legg Mason expects to recover upon maturity or sale of the underlying securities.  During October 2008, an additional $95 million in principal amount of securities under the total return swap arrangement was received.

Under all support arrangements in place at September 30, 2008, the Company had aggregate derivative assets and liabilities of $16.3 million and $916.0 million, respectively.  As of March 31, 2008, support arrangement derivative assets and liabilities aggregated $45.7 million and $551.7 million, respectively.

Purchase of Non-bank Sponsored SIV Securities

In June 2008, Legg Mason paid $59 million for an aggregate of $57 million in principal amount (plus $2 million of accrued interest) of previously supported non-bank sponsored SIV securities from a liquidity fund.  Upon the purchase of the securities, a $35 million letter of credit (“LOC”) that had supported the fund’s investment in the securities and a related letter agreement were terminated in accordance with their terms.  The value of the securities purchased was $42 million and due to the existing support arrangement, no additional gain or loss resulted.  In July 2008, these securities were restructured, along with similar securities issued by the SIV and supported in liquidity funds managed by our subsidiary.  Under the restructuring, asset backed securities held by the SIV as collateral were transferred into a new vehicle, which issued new notes to investors in exchange for the original securities.  In September 2008, Legg Mason purchased an additional $229 million in principal amount of these SIV securities from liquidity funds managed by its subsidiary and the funds continue to hold $170 million of principal amount of these SIV securities that are subject to support arrangements.  This restructuring did not have a material impact on the fair value of the underlying securities. The restructured securities are expected to make regular payments of principal and interest over a term of thirteen months.

In September 2008, the Company provided additional support to a liquidity fund in the form of two standby LOCs issued by a third party bank in the total amount of approximately $257 million to support investments in asset backed commercial paper issued by two SIVs.  Subsequently, on September 30, 2008, Legg Mason paid $550.4 million, including $14.1 million of accrued interest and the $229 million purchase described above, for an aggregate of $554.3 million in principal amount of the SIV securities that were supported by the two new and three previously existing LOCs from the fund.  Upon the purchase of the securities, the five LOCs and related letter agreements aggregating $557 million were terminated in accordance with their terms.  The value of the securities purchased was $352.6 million and due to the existing support arrangement, no additional gain or loss resulted.

In accordance with FIN 46 (R), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51,” these credit and support arrangements described above create variable interests for Legg Mason in the supported liquidity funds. After evaluating both the contractual and implied variable interests in these funds, as of September 30, 3008, Legg Mason has determined that it is not the primary beneficiary of these funds and is therefore not required to consolidate them. The assets under management of these liquidity funds deemed to be significant VIE’s were $82.8 billion as of September 30, 2008.

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

We operate in one reportable business segment, Asset Management, with three divisions:  Managed Investments, Institutional, and Wealth Management.  Managed Investments is primarily engaged in providing investment advisory services to proprietary investment funds or to retail separately managed account programs.  Institutional focuses on providing asset management services to institutional clients.  Wealth Management is primarily focused on providing asset management services to high net worth individuals and families and endowments and includes our funds-of-hedge-funds business.

Our financial position and results of operations are materially affected by the overall trends and conditions of the financial markets, particularly in the United States, but increasingly in the other countries in which we operate. Results of any individual period should not be considered representative of future results. Our profitability is sensitive to a variety of factors, including, among other things, the amount and composition of our assets under management, and the volatility and general level of securities prices and interest rates.  Sustained periods of unfavorable market conditions are likely to affect our profitability adversely. In addition, the diversification of services and products offered, investment performance, access to distribution channels, reputation in the market, attracting and retaining key employees and client relations are significant factors in determining whether we are successful in attracting and retaining clients.  For a further discussion of factors that may affect our results of operations, refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, and Part II, Item 1A in this report.  Prolonged unfavorable market conditions may also impact the value of recorded intangible assets and goodwill, resulting in significant impairment losses to operating results.  These matters are discussed further under the heading Critical Accounting Policies that follows.

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

Terms such as “we,” “us,” “our,” and “company” refer to Legg Mason.

Business Environment

The global credit and equity markets both suffered from historic and unprecedented challenges during the six months ended September 30, 2008.  Persistent illiquidity in the credit markets and the continued decline of investor confidence in equity markets affected all market participants.  In the three months ended September 30, 2008, the S&P 5001 and the NASDAQ Composite Index2 each decreased 9% and the Dow Jones Industrial Average3 decreased 4%.  In the six months ended September 30, 2008, the Dow Jones Industrial Average and S&P 500 each decreased 12% and the NASDAQ Composite Index decreased 8%.   In addition, the Federal Funds rate remained at 2.00%, down from 2.25% at March 31, 2008.  On October 8, 2008 and October 29, 2008, the Federal Reserve Board reduced the rate by 0.5% each to the current 1.0%.  Like many of our competitors in the asset management industry, these market pressures resulted in a significant reduction in our assets under management (“AUM”), and accordingly, in our revenues and net income.  The challenging markets persisted into the December quarter with the NASDAQ Composite Index, S&P 500, and Dow Jones Industrial Average decreasing 18%, 17%, and 14% through October 31, 2008, respectively.

Quarter Ended September 30, 2008 Compared to Quarter Ended September 30, 2007

Assets Under Management

The component changes in our AUM (in billions) for the three months ended September 30 were as follows:

	2008	2007
Beginning of period	$ 922.8	$ 992.4
Net client cash flows	(20.0)	0.3
Market performance and other	(60.9)	18.9
End of period	$ 841.9	$ 1,011.6

AUM at September 30, 2008, was $841.9 billion, down $169.7 billion, or 17%, from September 30, 2007.  Market conditions accounted for $102.6 billion, or 60% of the total change in AUM. Net client cash outflows accounted for $66.7 billion, or 39% of the decrease, and were driven by outflows in equity assets of approximately $48 billion and fixed income outflows of $28 billion. We have experienced net equity outflows in each quarter since the September 2006 quarter.  We generally earn higher fees and profits on equity AUM, and outflows in this asset class will more negatively impact our revenues and net income than would outflows from other asset classes. These flows were offset in part by approximately $10 billion of liquidity inflows.

In the last three months, AUM decreased by $80.9 billion, or 9%, from $922.8 billion at September 30, 2008. Market conditions accounted for $60.9 billion, or 75% of the quarter change in AUM.  Net client cash outflows of $20.0 billion accounted for 25% of the change.  Net client outflows in fixed income and equity assets of approximately $12 billion and $9 billion, respectively, were minimally offset by net inflows of approximately $1 billion in liquidity assets.  Equity outflows resulted in part from lower relative investment performance, particularly in some of our key equity products at ClearBridge Advisors LLC (“ClearBridge”), Legg Mason Capital Management, Inc. (“LMCM”) and Private Capital Management, LP (“PCM”).  Fixed income outflows resulted in part from lower relative investment performance in certain fixed income products primarily managed by Western Asset Management Company (“Western Asset”).

1 S&P is a trademark of Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., which is not affiliated with Legg Mason.

2 NASDAQ is a trademark of the NASDAQ Stock Market, Inc., which is not affiliated with Legg Mason.

3 Dow Jones Industrial Average is a trademark of Dow Jones & Company, which is not affiliated with Legg Mason.

AUM by Asset Class

AUM by asset class (in billions) as of September 30 were as follows:

		% of		% of	%
	2008	Total	2007	Total	Change
Equity	$ 214.8	25.5%	$ 343.9	34.0%	(37.5) %
Fixed Income	451.8	53.7	506.0	50.0	(10.7)
Liquidity	175.3	20.8	161.7	16.0	8.4
Total	$ 841.9	100.0%	$ 1,011.6	100.0%	(16.8) %

Average AUM by asset class (in billions) for the three months ended September 30 was as follows:

		% of		% of	%
	2008	Total	2007	Total	Change
Equity	$ 239.9	26.7%	$ 341.6	34.3%	(29.8) %
Fixed Income	476.7	53.1	492.2	49.5	(3.1)
Liquidity	181.8	20.2	160.9	16.2	13.0
Total	$ 898.4	100.0%	$ 994.7	100.0%	(9.7) %

AUM by Division

AUM by division (in billions) as of September 30 were as follows:

		% of		% of	%
	2008	Total	2007	Total	Change
Managed Investments	$ 346.4	41.2%	$ 411.4	40.7%	(15.8) %
Institutional	443.3	52.6	530.3	52.4	(16.4)
Wealth Management	52.2	6.2	69.9	6.9	(25.3)
Total	$ 841.9	100.0%	$ 1,011.6	100.0%	(16.8) %

The component changes in our AUM by division (in billions) for the three months ended September 30, 2008 were as follows:

	Managed		Wealth
	Investments	Institutional	Management	Total
Beginning of period	$ 371.6	$ 492.6	$ 58.6	$ 922.8
Net client cash flows	(5.1)	(12.9)	(2.0)	(20.0)
Market performance and other	(20.1)	(36.4)	(4.4)	(60.9)
End of period	$ 346.4	$ 443.3	$ 52.2	$ 841.9

Assets managed for U.S. domiciled clients accounted for 65% and 67% of total assets managed and non-U.S. domiciled clients represented 35% and 33% of total assets managed as of September 30, 2008 and 2007, respectively.

Revenue by Division

Operating revenues by division (in millions) for the three months ended September 30 were as follows:

		% of		% of	%
	2008	Total	2007	Total	Change
Managed Investments	$ 524.0	54.3%	$ 653.5	55.7%	(19.8) %
Institutional	219.5	22.7	261.0	22.3	(15.9)
Wealth Management	222.6	23.0	257.9	22.0	(13.7)
Total	$ 966.1	100.0%	$ 1,172.4	100.0%	(17.6) %

The decrease in operating revenues in the Managed Investments division was primarily due to decreased distribution and service fee revenues from U.S. retail equity funds, decreased mutual fund revenues at LMCM and ClearBridge, and decreased separate account revenues at ClearBridge and LMPPG, as a result of the sale of the LMPPG business on April 1, 2008.  These decreases were partially offset by increased mutual fund revenues at Western Asset.  The decrease in operating revenues in the Institutional division was primarily due to decreased separate account revenues at LMCM and Western Asset.  The decrease in operating revenues in the Wealth Management division was primarily due to decreased separate account revenues at PCM.

Results of Operations

Operating Revenues

Total operating revenues in the quarter ended September 30, 2008 were $966.1 million, down 18% from $1.17 billion in the prior year quarter, primarily as a result of a 10% decrease in average AUM, due to a decline in average equity assets of approximately 30% and average fixed income assets of approximately 3%, offset in part by an increase in average liquidity assets of approximately 13%.  Operating revenues were also negatively impacted by a decline in performance fees of approximately $20.8 million, or 86%.

Investment advisory fees from separate accounts decreased $92.9 million, or 25%, to $283.1 million, primarily as a result of lower average equity assets managed by PCM, LMCM, and ClearBridge, a reduction in advisory fees due to the sale of the LMPPG business, and lower average fixed income assets managed by Western Asset.

Investment advisory fees from funds decreased 8% to $540.8 million, primarily as a result of lower average equity assets managed by LMCM and ClearBridge, offset in part by an increase in average liquidity assets managed by Western Asset.

Performance fees decreased 86% to $3.4 million, as a result of lower performance fees earned by Permal Group Ltd (“Permal”), Royce & Associates LLC (“Royce”) and Brandywine Global Investment Management, LLC (“Brandywine”).

Distribution and service fee revenues decreased 23% to $135.8 million, primarily as a result of a decline in average AUM of the retail share classes of our domestic equity funds.

Operating Expenses

Compensation and benefits decreased 25% to $322.2 million.  This decrease was primarily driven by a reduction in revenue-share based incentive compensation expense, related to lower revenues in the current quarter, a decrease in deferred compensation obligations resulting from market losses on invested assets of those plans, and a decrease related to charges incurred to support certain liquidity funds.  See Note 10 of Notes to Consolidated Financial Statements for further discussion of the liquidity fund support.  Compensation as a percentage of operating revenues decreased to 33.3% in the current quarter from 36.7% in the prior year quarter, primarily as a result of the compensation reductions related to unrealized market losses on assets held in deferred compensation plans and a decrease in compensation related to liquidity fund support, which were partially offset by fixed compensation costs of administrative and sales personnel which do not vary with revenue levels.  The unrealized losses on the liquidity fund support are included in Other non-operating income (expense).

Distribution and servicing expenses decreased 13% to $279.0 million primarily as a result of a decrease in average AUM in certain products for which we pay fees to third-party distributors.

Communications and technology expense increased 3% to $49.1 million, primarily as a result of increased depreciation expense and other expenditures related to investment management infrastructure, offset in part by a decrease in consulting fees.

Occupancy expense increased 7% to $33.8 million, primarily due to increased depreciation expense on furniture and leasehold improvements and increased rent expense.  These increases were offset in part by reduced rent in the current year quarter resulting from a new sublease agreement.

Amortization of intangible assets decreased 33% to $9.6 million, primarily as a result of the sale of the LMPPG business and the impact of the write-down of an intangible asset in the fourth quarter of fiscal 2008.

Other expenses increased 7% to $52.3 million, primarily as a result of foreign currency losses and a trading error, offset in part by a decrease in conferences and travel expenses.

Interest income increased 16% to $21.0 million, primarily as a result of an increase in average investment account balances, offset in part by a decline in average interest rates earned on these balances.

Interest expense increased 127% to $37.8 million, due to $1.15 billion of additional debt issued as part of the Equity Units in the quarter ended June 30, 2008, the issuance of $1.25 billion of convertible senior notes during the fourth quarter of fiscal 2008, and $500 million of borrowings under our $1.0 billion unsecured revolving credit facility in the third quarter of fiscal 2008.  These increases were offset in part by the impact of the repayment of $425 million principal amount of 6.75% senior notes in the current quarter and a borrowing rate reduction on our $700 million term loan.

Other non-operating income (expense) decreased $367.5 million to a loss of $363.3 million.  This decrease was primarily driven by unrealized losses and other costs related to liquidity fund support of approximately $324.6 million. See Note 10 of Notes to Consolidated Financial Statements for additional information.  Unrealized market losses on assets held in deferred compensation plans and proprietary fund products also contributed to the decrease.

The income tax benefit was $55.8 million, primarily as a result of lower earnings due to losses related to liquidity fund support. The effective tax rate was 34.9% in the current year period, compared to 37.5% in the prior year period, primarily due to the impact of relatively lower state income tax benefits on the liquidity fund support losses and the impact of proportionately higher income in jurisdictions with higher tax rates.

Net loss for the three months ended September 30, 2008 totaled $103.8 million, or $0.74 per diluted share, a decrease from net income of $177.5 million, or $1.23 per diluted share, in the prior year’s quarter. Cash income (loss) (see Supplemental Non-GAAP Financial Information) declined for the quarter ended September 30, 2008 to ($54.0) million, or ($0.38) per diluted share, from cash income of $231.8 million, or $1.60 per diluted share, in the prior year quarter.  These decreases were due to net losses related to liquidity fund support, net of income tax benefits and operating expense adjustments, of $191.1 million, or $1.35 per diluted share, as well as an overall reduction in operating revenues due to a 10% decrease in average AUM and reduced performance fees.  The pre-tax profit margin decreased to (16.5%) from 24.2% in the prior year period.  The pre-tax profit margin, as adjusted (see Supplemental Non-GAAP Financial Information), for the quarters ended September 30, 2008 and 2007 was (23.3%) and 33.4%, respectively.  During the quarter ended September 30, 2008, losses related to liquidity fund support reduced the pre-tax profit margin by 32.0 percentage points and the pre-tax profit margin, as adjusted, by 45.1 percentage points.

Six Months Ended September 30, 2008 Compared to Six Months Ended September 30, 2007

Assets Under Management

The component changes in our AUM (in billions) for the six months ended September 30 were as follows:

	2008	2007
Beginning of period	$ 950.1	$ 968.5
Net client cash flows	(38.5)	1.9
Market performance and other	(69.2)	42.5
Acquisitions (dispositions), net	(0.5)	(1.3)
End of period	$ 841.9	$ 1,011.6

In the last six months, AUM decreased by $108.2 billion, or 11%, from $950.1 billion at March 31, 2008, driven by a reduction of $69.2 billion from market performance and $38.5 billion of net client cash outflows.  Net client outflows in fixed income and equity assets of approximately $23 billion and $20 billion, respectively, were offset in part by net inflows of approximately $5 billion in liquidity assets.  Equity outflows resulted in part from lower relative investment performance, particularly in some of our key equity products at ClearBridge, LMCM and PCM.  Fixed income outflows resulted in part from lower relative investment performance in certain fixed income products primarily managed by Western Asset.

AUM by Asset Class

Average AUM by asset class (in billions) for the six months ended September 30 were as follows:

		% of		% of	%
	2008	Total	2007	Total	Change
Equity	$ 255.7	27.7%	$ 344.5	34.8%	(25.8) %
Fixed Income	489.3	53.0	484.7	49.0	0.9
Liquidity	178.6	19.3	160.2	16.2	11.5
Total	$ 923.6	100.0%	$ 989.4	100.0%	(6.7) %

The component changes in our AUM by division (in billions) for the six months ended September 30, 2008 were as follows:

	Managed		Wealth
	Investments	Institutional	Management	Total
Beginning of period	$ 376.6	$ 511.4	$ 62.1	$ 950.1
Net client cash flows	(8.2)	(25.6)	(4.7)	(38.5)
Market performance and other	(22.0)	(42.5)	(5.2)	(69.7)
End of period	$ 346.4	$ 443.3	$ 52.2	$ 841.9

Revenue by Division

Operating revenues by division (in millions) for the six months ended September 30 were as follows:

		% of		% of	%
	2008	Total	2007	Total	Change
Managed Investments	$ 1,095.5	54.2%	$ 1,322.8	55.6%	(17.2) %
Institutional	462.5	22.9	520.8	21.9	(11.2)
Wealth Management	462.2	22.9	534.7	22.5	(13.6)
Total	$ 2,020.2	100.0%	$ 2,378.3	100.0%	(15.1) %

The decrease in operating revenues in the Managed Investments division was primarily due to decreased distribution and service fee revenues from U.S. retail equity funds, decreased mutual fund revenues at LMCM and ClearBridge, and decreased separate account revenues at ClearBridge and LMPPG, as a result of the sale of the LMPPG business on April 1, 2008.  These decreases were partially offset by increased mutual fund revenues at Western Asset.  The decrease in operating revenues in the Institutional division was primarily due to decreased separate account revenues at LMCM and decreased performance fees at Legg Mason International Equities (“LMIE”).  The decrease in operating revenues in the Wealth Management division was primarily due to decreased separate account revenues at PCM and decreased performance fees at Permal, partially offset by increased fund revenues at Permal.

Results of Operations

Operating Revenues

Total operating revenues in the six months ended September 30, 2008 were $2.0 billion, down 15% from $2.4 billion in the prior year, primarily as a result of a 7% decrease in average AUM, due to a decline in average equity assets of approximately 26%, offset in part by an increase in average liquidity assets of approximately 11% and a slight increase in average fixed income assets.  Operating revenues were also negatively impacted by a decline in performance fees of approximately $65.1 million, or 83%.

Investment advisory fees from separate accounts decreased $157.2 million, or 21%, to $599.8 million, primarily as a result of lower average equity assets managed by PCM, LMCM, and ClearBridge and a reduction in advisory fees due to the sale of the LMPPG business.

Investment advisory fees from funds decreased 5% to $1.1 billion, primarily as a result of lower average equity assets managed by LMCM and ClearBridge, offset in part by an increase in average liquidity assets managed by Western Asset and average assets managed by Permal.

Performance fees decreased 83% to $13.6 million, primarily as a result of lower performance fees earned by Permal, Royce and LMIE.

Distribution and service fee revenues decreased 20% to $289.3 million, primarily as a result of a decline in average AUM of the retail share classes of our domestic and international equity funds.

Operating Expenses

Compensation and benefits decreased 20% to $699.9 million.  This decrease was primarily driven by a reduction in revenue-share based incentive compensation expense, related to lower revenues in the six months ended September 30, 2008, a decrease related to charges to provide support for liquidity funds and market losses on assets held in deferred compensation plans.  See Note 10 of Notes to Consolidated Financial Statements for further discussion of the liquidity fund support.  Compensation as a percentage of operating revenues decreased to 34.6% in the current year period from 36.8% in the prior year period, primarily as a result of a decrease in compensation related to liquidity fund support, and compensation reductions related to unrealized market losses on assets held in deferred compensation plans which were partially offset by fixed compensation costs of administrative and sales personnel which do not vary with revenues.  The unrealized losses on the liquidity fund support are included in Other non-operating income (expense).

Distribution and servicing expenses decreased 9% to $586.8 million primarily as a result of a decrease in average AUM in certain products for which we pay fees to third-party distributors, offset in part by an increase in average assets managed by Permal.

Communications and technology expense increased 4% to $99.4 million, primarily as a result of increased depreciation expense and other expenditures related to investment management infrastructure, offset in part by a decrease in consulting fees.

Occupancy expense increased 9% to $67.9 million, primarily as a result of increased depreciation on furniture and leasehold improvements, higher rent at new office locations, and the recognition of a loss related to a new sublease arrangement during the six months ended September 30, 2008, which were offset in part by reduced rent in the current year period due to the previously mentioned sublease agreement.

Amortization of intangible assets decreased 35% to $19.2 million, primarily as a result of the sale of the LMPPG business and the impact of the write-down of an intangible asset in the fourth quarter of fiscal 2008.

Other expenses decreased 4% to $97.8 million, primarily as a result of a decrease in professional fees and reduced promotional expenses, which were offset in part by foreign currency losses.

Interest income increased 28% to $44.3 million, primarily as a result of an increase in average investment account balances due to proceeds from the issuance of debt, offset in part by a decline in average interest rates earned on these balances.

Interest expense increased 120% to $74.4 million, due to debt issued in May 2008, as part of the Equity Units, and the 2.5% convertible senior notes issued in January 2008, and $500 million of borrowings under our $1.0 billion unsecured revolving credit facility in the third quarter of fiscal 2008.  These increases were offset in part by the impact of the repayment of $425 million principal amount of 6.75% senior notes and a borrowing rate reduction on our $700 million term loan during the six months ended September 30, 2008.

Other non-operating income (expense) decreased $647.2 million to a loss of $628.9 million.  This decrease was primarily driven by unrealized losses and other costs related to liquidity fund support of approximately $591.5 million. See Note 10 of Notes to Consolidated Financial Statements for further discussion of the liquidity fund support.  Unrealized market losses on assets held in deferred compensation plans and proprietary fund products also contributed to the decrease.

The income tax benefit was $74.5 million, primarily as a result of lower earnings due to losses related to liquidity fund support. The effective tax rate was 35.5% in the current year period compared to 37.5% in the prior year period, primarily due to the impact of relatively lower state income tax benefits on the liquidity fund support losses and the impact of proportionately higher income in jurisdictions with higher tax rates.

Net loss for the six months ended September 30, 2008 totaled $135.0 million, or $0.96 per diluted share.  Cash income (loss) (see Supplemental Non-GAAP Financial Information) for the six months ended September 30, 2008 was ($45.9) million, or ($0.33) per diluted share, down from cash income of $470.6 million, or $3.25 per diluted share, in the prior year period.  These decreases were primarily due to net losses related to liquidity fund support, net of income tax benefits and operating expense adjustments, of $346.6 million, or $2.45 per diluted share as well as the overall reduction in operating revenues due to a 7% decrease in average AUM and reduced performance fees.  The pre-tax profit margin decreased to (10.4%) from 24.8% in the prior year period.  The pre-tax profit margin, as adjusted (see Supplemental Non-GAAP Financial Information), for the six months ended September 30, 2008 and 2007 was (14.6%) and 34.0%, respectively.  During the six months ended September 30, 2008, losses related to liquidity fund support reduced the pre-tax profit margin by 27.8 percentage points and the pre-tax profit margin, as adjusted, by 39.2 percentage points.

Quarter Ended September 30, 2008 Compared to Quarter Ended June 30, 2008

Net loss and diluted loss per share for the quarter ended September 30, 2008 were $103.8 million, or $0.74 per diluted share, compared to net loss and diluted loss per share of $31.3 million, or $0.22 per diluted share, in the quarter ended June 30, 2008.  Operating revenues decreased 8%, from $1.1 billion in the June 2008 quarter to $966.1 million in the September 2008 quarter, reflecting a 5% decrease in average AUM.  Operating expenses decreased 10%, from $825.1 million in the June quarter to $745.9 in the September quarter.  This decrease was primarily driven by a reduction in compensation and benefits of 15%, or $55.5 million, resulting from lower revenue-share based incentive compensation expense, related to the decline in revenues during the September quarter and unrealized market losses on assets held in deferred compensation plans.  A 9% decrease in distribution and servicing expense as a result of a decrease in average AUM in certain products for which we pay fees to third-party distributors also contributed to the decrease in operating expenses.  Other non-operating expense increased by $101.1 million, from $278.9 million in the June quarter to $380.0 million in the September quarter, as a result of an increase in unrealized losses related to liquidity fund support of approximately $57.8 million and unrealized market losses on assets held in deferred compensation plans and proprietary fund products of approximately $37.5 million.  Cash income (loss) (see Supplemental Non-GAAP Financial Information) was ($54.0) million, or ($0.38) per diluted share, for the September quarter, compared to $8.0 million, or $0.06 per diluted share, for the June quarter.  The decrease was primarily attributable to the increase in losses related to liquidity fund support and overall decrease in operating revenues discussed above.  The pre-tax profit margin declined from (4.7%) in the June quarter to (16.5%) in the September quarter.  The pre-tax profit margin, as adjusted (See Supplemental Non-GAAP Financial Information), declined from (6.7%) in the June quarter to (23.3%) in the September quarter.  During the quarters ended September 30, 2008 and June 30, 2008, losses related to liquidity fund support reduced the pre-tax profit margin by 32.0 and 23.9 percentage points, respectively, and reduced the pre-tax profit margin, as adjusted, by 45.1 and 33.8 percentage points, respectively.

Supplemental Non-GAAP Financial Information

Cash Income (Loss)

As supplemental information, we are providing a performance measure that is based on a methodology other than generally accepted accounting principles (“non-GAAP”) for “cash income” that management uses as a benchmark in evaluating and comparing the period-to-period operating performance of Legg Mason. We define “cash income” as net income (loss), plus amortization and deferred taxes related to intangible assets. We believe that cash income provides a good representation of our operating performance adjusted for non-cash acquisition related items and it facilitates comparison of our results to the results of other asset management firms that have not engaged in significant acquisitions. We also believe that cash income is an important metric in estimating the value of an asset management business. In considering acquisitions, we often calculate a target firm’s cash earnings as a metric in estimating its value. This measure is provided in addition to net income, but is not a substitute for net income and may not be comparable to non-GAAP performance measures, including measures of cash earnings or cash income, of other companies. Further, cash income is not a liquidity measure and should not be used in place of cash flow measures determined under GAAP. We consider cash income to be useful to investors because it is an important metric in measuring the economic performance of asset management companies, as an indicator of value and because it facilitates comparisons of our operating results with the results of other asset management firms that have not engaged in significant acquisitions.

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

A reconciliation of net income (loss) to cash income (loss) (in thousands except per share amounts) is as follows:

	Three Months Ended			September 2008 Compared to June 2008	September 2008 Compared to September 2007
	September 30,	June 30,	September 30,
	2008	2008	2007
Net income (loss)	$ (103,751)	$ (31,273)	$ 177,464	231.8%	n/m %
Plus:
Amortization of intangible assets	9,599	9,624	14,375	(0.3)	(33.2)
Deferred income taxes on intangible assets	40,201	29,654	39,957	35.6	0.6
Cash income (loss)	$ (53,951)	$ 8,005	$ 231,796	n/m	n/m

Net income (loss) per diluted share	$ (0.74)	$ (0.22)	$ 1.23	236.4	n/m
Amortization of intangible assets	0.07	0.07	0.10	—	(30.0)
Deferred income taxes on intangible assets	0.29	0.21	0.27	38.1	7.4
Cash income (loss)	$ (0.38)	$ 0.06	$ 1.60	n/m	n/m

	Six Months Ended September 30,		Period to Period Change
	2008	2007
Net income (loss)	$ (135,024)	$ 368,479	n/m %
Plus:
Amortization of intangible assets	19,223	29,430	(34.7)
Deferred income taxes on intangible assets	69,855	72,740	(4.0)
Cash income (loss)	$ (45,946)	$ 470,649	n/m

Net income (loss) per diluted share	$ (0.96)	$ 2.55	n/m
Amortization of intangible assets	0.14	0.20	(30.0)
Deferred income taxes on intangible assets	0.49	0.50	(2.0)
Cash income (loss)	$ (0.33)	$ 3.25	n/m

n/m- not meaningful

The decrease in cash income (loss) from the quarter ended September 30, 2007 is due to net losses related to liquidity fund support of $191.1 million, or $1.35 per diluted share, as well as an overall reduction in operating revenues due to a 10% decrease in average AUM and reduced performance fees.  The increase in cash loss from the quarter ended June 30, 2008, is primarily due to an increase in net losses related to liquidity fund support of $35.7 million, or $0.26 per diluted share, as well as an overall reduction in operating revenues due to a 5% decrease in average AUM. The increase in deferred income taxes on intangible assets in the quarter ended September 30, 2008, is primarily due to a one time deduction related to an imputed interest deduction on a contingent earnout payment to PCM in the September 2008 quarter and a recapture of prior amortization for tax purposes on goodwill related to the sale of LMPPG reducing the deferred income taxes in the June quarter.  The decrease in cash income (loss) for the six months ended September 30, 2008 is primarily due to net losses related to liquidity fund support of $346.6 million, or $2.45 per diluted share.  An overall reduction in operating revenues due to a 7% decrease in average AUM and reduced performance fees also contributed to the decrease.

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

A reconciliation of pre-tax profit margin adjusted for distribution and servicing expense is as follows:

	Three Months Ended
	September 30,	June 30,	September 30,
	2008	2008	2007
Operating Revenues, GAAP basis	$ 966,137	$ 1,054,031	$1,172,351
Less:
Distribution and servicing expense	278,969	307,873	321,108
Operating Revenues, as adjusted	$ 687,168	$ 746,158	$ 851,243

Income (Loss) before Income Tax Provision (Benefit) and Minority Interests	$ (159,818)	$ (49,962)	$ 284,197

Pre-tax profit margin, GAAP basis	(16.5%)	(4.7%)	24.2%
Pre-tax profit margin, as adjusted	(23.3)	(6.7)	33.4

	Six Months Ended
	September 30,
	2008	2007
Operating Revenues, GAAP basis	$ 2,020,168	$2,378,319
Less:
Distribution and servicing expense	586,842	642,614
Operating Revenues, as adjusted	$ 1,433,326	$1,735,705

Income (Loss) before Income Tax Provision (Benefit) and Minority Interests	$ (209,780)	$ 589,767

Pre-tax profit margin, GAAP basis	(10.4%)	24.8%
Pre-tax profit margin, as adjusted	(14.6)	34.0

During the quarters ended September 30, 2008 and June 30, 2008, losses related to liquidity fund support reduced the pre-tax profit margin by 32.0 and 23.9 percentage points, respectively, and reduced the pre-tax profit margin, as adjusted, by 45.1 and 33.8 percentage points, respectively.  During the six months ended September 30, 2008, losses related to liquidity fund support reduced the pre-tax profit margin and pre-tax profit margin, as adjusted, by 27.8 and 39.2 percentage points, respectively.

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

Our operating and financing activities generate cash flows which we use to fund our operating activities and among other things, business acquisitions, debt repayments, liquidity fund support, and stock repurchases.  Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, restricted cash, securities purchased under agreements to resell and investment advisory and related fees receivables. Our assets are principally funded by equity capital and long-term debt.

At September 30, 2008, our total assets and stockholders’ equity were $12.5 billion and $6.4 billion, respectively. During the six months ended September 30, 2008, cash and cash equivalents increased from $1.46 billion at March 31, 2008 to $1.84 billion at September 30, 2008.  This excludes $1.22 billion of restricted cash for liquidity fund support.  Cash flows from operating activities used $588.9 million, primarily attributable to net purchases of trading securities and the payment of annual incentive bonuses offset in part by net loss adjusted for non-cash items.  Cash flows from investing activities provided $349.1 million, primarily attributable to the net decrease in securities purchased under agreements to resell and cash proceeds of $181.1 million received for the sale of the LMPPG business, offset in part by funding collateral (reported as restricted cash) related to liquidity fund support transactions.  Financing activities provided $617.7 million, primarily due to the net proceeds of $1.11 billion from the Equity Units offering, offset in part by the $425 million repayment of the principal amount of the 6.75% senior notes.

During the six months ended September 30, 2008, we paid cash dividends of $67.7 million.  On October 28, 2008, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.24 per share.

During the quarter ended September 30, 2008 Standard and Poor’s Rating Services revised the outlook on its rating on Legg Mason to negative from stable.  Subsequent to September 30, 2008, Moody’s Investors Service downgraded Legg Mason’s senior debt rating to A3 from A2.

Financing Transactions

In May 2008, we issued $1.15 billion of Equity Units, each unit consisting of a 5% interest in $1,000 principal amount of senior notes due June 30, 2021, with interest payable quarterly at the annual rate of 5.6% and a purchase contract committing the holder to purchase shares of our common stock by June 30, 2011. The holders also receive a quarterly contract adjustment payment on the purchase contract at an annual rate of 1.4% and are required to pledge their interests in the senior notes to us as collateral on their purchase commitment. The net proceeds from the Equity Units offering of approximately $1.11 billion are being used for general corporate purposes, which to date has primarily included support of liquidity funds managed by subsidiaries and repayment of outstanding debt.

On July 2, 2008 we repaid the $425 million principal amount of 6.75% senior notes.

Liquidity Fund Support

Our liquidity fund support has taken the form of capital support agreements, letters of credit, a total return swap and purchases of securities from funds as more fully described in Note 10 of Notes to Consolidated Financial Statements.  The capital support agreements, letters of credit and total return swap are considered derivative assets or liabilities for accounting purposes representing the Company’s rights and obligations under the support, the fair value of which is based principally on changes in the value of the underlying securities.   Some of these securities underlying the liquidity fund support are regularly traded in a liquid market, and as a result, their market price is the primary input for the determination of the derivative fair value.  However, most of the underlying securities supported and the securities purchased from liquidity funds have been issued by structured investment vehicles or other conduits (“SIVs”) and generally have no market such that fair value is determined based on an evaluation of the related trust and its underlying collateral, typically comprised of asset and mortgage backed securities, corporate bonds, and collateralized debt obligations.  These instruments may or may not have financial guaranty insurance.  The majority of these collateral securities have market prices which we obtain from various pricing services.  Other collateral securities do not have market prices and we rely on market prices of comparable securities with appropriate adjustments for credit and other risk factors.

All security prices, whether direct market quotes or adjusted comparable security prices, are subject to internal analyses that consider market observations, broker quotes and other tests to substantiate their fair values.  The aggregate fair values of the collateral determine the fair value of the SIV-issued security we have supported or purchased.  Our credit risk is not a material factor to the fair value of the related derivative liabilities because, among other things, the majority of our liquidity fund support required cash collateral.

These valuation processes inherently require management’s judgment and the related assets and liabilities are therefore classified in Level 3 of SFAS No. 157’s hierarchy.  Market changes are a primary contributor to changes in the fair values of our liquidity fund support assets and liabilities and the related gains and losses. We will continue to mark-to-market the value of the liquidity fund support based upon the fair value of the underlying securities. Our results of operations will be impacted by these gains or losses, which may be partially offset by operating expense adjustments.

During the quarter ended September 30, 2008, we entered into additional financial support arrangements to provide financial support to certain liquidity funds.

As of September 2008, the support amounts and related cash collateral (in thousands) were as follows:

Description	Transaction Date	Support Amount	Cash Collateral(1)
Capital Support Agreement(2)	November 2007	$ 15,000	$ 15,000
Purchase of Canadian Conduit Securities(3)	December 2007	91,000	—
Total Return Swap(2)	December 2007	640,000	174,030
Letter of Credit(4)	March 2008	150,000	—
Capital Support Agreements(4)	March 2008/ September 2008	750,000	750,000
Purchase of Non-bank Sponsored SIVs(5)	June 2008	59,000	—
Capital Support Agreements(6)	June 2008	240,000	240,000
Capital Support Agreements(7)	September 2008	40,000	40,000
Purchase of Non-bank Sponsored SIVs(8)	September 2008	537,000	—
Total		$ 2,522,000	$ 1,219,030

(1)

Included in restricted cash on the Consolidated Balance Sheet

(2)

Pertains to Citi Institutional Liquidity Fund P.L.C. (USD Fund)

(3)

Pertains to the Legg Mason Western Asset Canadian Money Market Fund

(4)

Pertains to Citi Institutional Liquid Reserves Portfolio, a Series of Master Portfolio Trust

(5)

Securities issued by SIVs.  Pertains to Citi Prime Cash Reserves Portfolio

(6)

Pertains to Western Asset Money Market Fund, Western Asset US Money Market Fund and Western Asset Institutional Money Market Fund

(7)  Pertains to Western Asset Institutional Money Market Fund, Citi Institutional Liquidity Fund P.L.C. (Euro Fund) and Citi Institutional Liquidity Fund P.L.C. (Sterling Fund)

(8)  Securities issued by SIVs.  Pertains to Citi Institutional Liquidity Fund P.L.C. (USD Fund)

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

In September 2008, we amended two previously existing CSAs to increase the maximum contributions we will provide to a liquidity fund from $400 million to $750 million that will be utilized if the fund recognizes losses from certain investments or from certain other events.  We provided an additional $350 million in collateral to support the amended CSAs.

In September 2008, we entered into four new CSAs with liquidity funds.  Under the terms of three of the CSAs, we have agreed to provide up to an aggregate of $20 million in capital contributions to certain funds if the funds recognize losses from certain non-asset backed securities or continue to hold the securities at the expiration of the one-year terms of the agreements, and at the applicable time, the fund’s net asset value is less than a specified threshold. Under the terms of the fourth CSA, we have agreed to provide up to $20 million in capital contributions to a fund if the fund recognizes losses from a certain investment or from certain other events.  The fourth CSA terminates no later than one year from the date of origination.  Each CSA is supported by collateral equal to the maximum contribution amount under the agreement.

Total Return Swap

During September 2008, $250 million in principal amount of securities previously supported under the total return swap arrangement matured and were paid in full.  During October 2008, an additional $95 million in principal amount of securities under the total return swap arrangement was received.

Purchase of Non-bank Sponsored SIVs

In June 2008, we paid $59 million for an aggregate of $57 million in principal amount (plus $2 million of accrued interest) of previously supported non-bank sponsored SIV securities from a liquidity fund.  Upon the purchase of the securities, an existing $35 million letter of credit and a related letter agreement were terminated in accordance with their terms.  The value of the securities purchased was $42 million and due to the existing support arrangement, no additional gain or loss resulted.  In July 2008, these securities were restructured, along with similar securities issued by the SIV and supported in our liquidity funds.  Under the restructuring, asset backed securities held by the SIV as collateral were transferred into a new vehicle, which issued new notes to investors in exchange for the original securities.  In September 2008, we purchased an additional $229 million principal amount of these SIV securities from our liquidity funds and the funds continue to hold $170 million of principal amount of these SIV securities that are subject to our support arrangements.  This restructuring did not have a material impact on the fair value of the underlying securities.  The restructured securities are expected to make regular payments of principal and interest over a term of thirteen months.

In September 2008, we provided additional support to a liquidity fund in the form of two standby letters of credit (“LOCs”) in the total amount of approximately $257 million.  We provided collateral equal to the total support amount under the LOCs.  Subsequently, on September 30, 2008, Legg Mason paid $550.4 million, including $14.1 million of accrued interest and the $229 million purchase described above, for an aggregate of $554.3 million in principal amount of SIV securities supported by the two new and three previously existing LOCs from the fund.  Upon the purchase of the securities, the five LOCs and related letter agreements aggregating $557 million were terminated in accordance with their terms.  The value of the securities purchased was $352.6 million and due to the existing support arrangement, no additional gain or loss resulted.

During May 2008, the non-bank sponsored SIV securities purchased from a Dublin-domiciled liquidity fund in fiscal year 2008 matured and $82 million in principal amount and interest was paid in full.

If the funds or bank continue to hold the underlying securities and market conditions have not improved when the letter of credit, capital support agreements and total return swap support expire at various times over the next twelve months, we will likely be required to utilize significant amounts of cash to address our obligations under these support arrangements. While no assurances can be given, we are pursuing extending the expiring support arrangements.  Four of the capital support agreements require that the funds draw upon the support if, immediately prior to the expiration date, the funds continue to hold the underlying securities and the fund’s net asset value is less than a specified threshold.  The letter of credit and remaining capital support agreements require that the funds sell the underlying securities immediately prior to the expiration date, and draw upon the support to fund any losses. The total return swap provides that upon its expiration, the bank will sell, or receive bids to sell, all of the underlying securities that it holds and we will reimburse the bank for any resulting losses, up to $602 million in aggregate.  We have sufficient cash and cash equivalents on hand, including restricted cash, to meet our obligations under the liquidity fund support currently in place.  Alternatively, we may elect to purchase underlying securities from the funds or the bank upon the expiration of the support arrangements, which would require us to utilize more cash to pay the purchase price.

Similarly, we will be required to use significant amounts of cash if we elect to purchase SIV securities from the funds at any other time or if the funds elect to sell supported securities.

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

The following table sets forth these contractual and contingent obligations (in millions) by fiscal year as of September 30, 2008, unless otherwise noted:

	Remaining 2009	2010	2011	2012	2013	Thereafter	Total
Contractual Obligations
Short-term borrowings	$ 500.0	$ —	$ —	$ —	$ —	$ —	$ 500.0
Long-term borrowings by contract maturity	4.2	7.4	554.6	3.5	1.4	2,407.7	2,978.8
Coupon interest on short-term and long-term borrowings(1)	75.0	131.9	127.0	112.8	112.7	728.6	1,288.0
Minimum rental and service commitments	80.6	159.7	106.0	99.3	94.3	751.0	1,290.9
Minimum commitments under capital leases(2)	30.1	2.3	2.4	0.2	—	—	35.0
Total Contractual Obligations	689.9	301.3	790.0	215.8	208.4	3,887.3	6,092.7
Contingent Obligations
Contingent payments related to business acquisitions(3)	7.5	293.5	—	60.0	—	—	361.0
Letters of credit(4)	150.0	—	—	—	—	—	150.0
Capital support(4)	985.0	60.0	—	—	—	—	1,045.0
Total return swap(4,5)	605.7	—	—	—	—	—	605.7
Total Contractual and Contingent Obligations(6,7)	$ 2,438.1	$ 654.8	$ 790.0	$ 275.8	$ 208.4	$ 3,887.3	$ 8,254.4

(1)

Coupon interest on floating rate long-term debt is based on rates at September 30, 2008 and includes 1.4% contract adjustment payments on Equity Units.

(2)

The amount of commitments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of the agreements.

(3)

The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of business purchase agreements.

(4) The amount of contingent obligations for liquidity fund support represents the maximum amount that could be payable at any time up through the contracts’ termination dates, of which $1.22 billion of restricted cash has already been reserved.

(5) Includes approximately $3.4 million of estimated financing costs.

(6)

The table above does not include approximately $41.0 million in capital commitments to investment partnerships in which Legg Mason is a general or limited partner. These obligations will be funded, as required, through the end of the commitment periods that range from fiscal 2009 to 2011.

(7)

The table above does not include amounts for uncertain tax positions of $18.5 million (net of the federal benefit for state tax liabilities) because the timing of any related cash outflows cannot be reliably estimated.

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

As a result of recent changes in our business environment, which have resulted in significant market declines in our Assets under Management (“AUM”), combined with the near-term economic outlook, we have adjusted growth rate assumptions and increased discount rates used in the determination of implied fair values of intangible assets and goodwill.  These changes have resulted in lower projected cash flows and lower implied fair values for certain of our intangible assets and goodwill.  The carrying values of these assets are, therefore, more sensitive to further decreases in projected cash flows and/or increases in the discount rate, particularly the goodwill of our Wealth Management reporting unit (carrying value of $1.4 billion) and the PCM trade name (carrying value of $47 million).  A further decline of 43% or more in the projected future cash flows of our Wealth Management reporting unit, which primarily includes the operations of Permal and PCM, or an increase in the discount rate of 380 basis points or more, will cause the goodwill of this reporting unit to be impaired.  The amount of potential impairment could be significant.  Further declines in PCM’s AUM from the September 30, 2008 levels, or an increase in the discount rate, will result in an impairment of the PCM trade name asset.

Continued disruption and depressed financial markets will further increase the potential for impairment of our goodwill or other intangible asset carrying values.

Also, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” as described in Notes 2 and 3 of Notes to Consolidated Financial Statements for the six months ended September 30, 2008.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

During the six months ended September 30, 2008, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008, except as follows:

During the six months ended September 30, 2008, Legg Mason entered into six new capital support agreements (“CSAs”) to provide up to a maximum of $260 million of additional credit support to certain liquidity funds related to investments in an aggregate of $619 million in asset backed securities by the funds.  The Company also amended two existing CSAs to provide up to an additional $350 million of credit support to a certain liquidity fund supporting investments in an aggregate of $1.5 billion in securities.  Additionally, the Company entered into three new CSAs to provide up to an aggregate maximum of $20 million of credit support to three liquidity funds related to certain investments in non-asset backed securities supporting investments in an aggregate of $1.2 billion in securities.  This was in addition to support provided to liquidity funds in prior periods.  As a result of the support actions taken during the six months ended September 30, 2008, the Company established $361.7 million in additional derivative liabilities for the fair value of its obligations to make capital contributions to the funds thereunder with an increase in maximum contractual exposure of $630 million.  The amount of these liabilities will increase or decrease if the Company’s obligations under the CSAs fluctuate based on the fair value of the underlying securities.

Also during the six months ended September 30, 2008, Legg Mason paid $609 million for an aggregate of $611 million in principal amount, including $16 million of accrued interest, of previously supported non-bank sponsored SIV securities from certain liquidity funds.  Upon the purchase of the securities, the existing support arrangements were terminated in accordance with their terms.  The value of the securities purchased was $395 million and due to existing supporting arrangements, no additional gain or loss resulted.  The amount of these investments will increase or decrease based on the fair value of the underlying securities.

See Notes 2 and 10 of Notes to Consolidated Financial Statements for discussion of derivatives and credit support actions.

Item 4.    Controls and Procedures

As of September 30, 2008, Legg Mason’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason’s disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason’s management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason’s disclosure controls and procedures were effective on a reasonable assurances basis.  There have been no changes in Legg Mason’s internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, Legg Mason’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1A.  Risk Factors

The following is an update to the risk factors set forth in our Report on Form 10-K for the fiscal year ended March 31, 2008.  The risk factor below has been updated to include activity for the six months ended September 30, 2008.

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

In response to these issues, we have taken steps to provide contingent support to certain of the liquidity funds that our subsidiaries manage. The steps that we have taken to date include:

•

procuring letters of credit from banks in a current aggregate amount of $150 million supporting securities held by funds;

•

entering into capital support agreements with several funds pursuant to which we have agreed to provide up to $1.0 billion in capital contributions to the funds if they recognize losses from investments in certain ABCP or MTN, including upon the required sale of the underlying securities upon the expiration of one of the agreements;

•

entering into capital support agreements with several funds pursuant to which we have agreed to provide up to $20 million in capital contributions to the funds if they recognize losses from investments in certain non-asset backed securities;

•

purchasing an aggregate of $98 million in principal amount of Canadian conduit securities from a Canadian fund;

•

entering into a total return swap transaction with a major bank pursuant to which the bank purchased $890 million in principal amount of ABCP from a liquidity fund, of which $640 million remains outstanding, and we agreed to be responsible to the bank for any losses it suffers on the investment; and

•

purchasing an aggregate of $611 million in principal amount (in addition to $132 million in principal amount of purchased securities that have matured and been repaid in full) of non-bank sponsored SIV-issued securities from a fund.

These steps have resulted in expenses of $608.3 million in fiscal 2008 ($313.7 million net of operating expense adjustments and tax) and $591.5 million in the first six months of fiscal 2009 ($346.6 million net of operating expense adjustments and tax). These expenses are the primary reason we recorded a net loss of $135.0 million in the six months ended September 30, 2008. We may also incur additional expenses as a result of declines in the value of ABCP or MTN with respect to which we have provided credit support and that could result in reduced earnings, or losses, in future periods, even if we do not undertake further support activities. See Note 10 of Notes to Consolidated Financial Statements in Part 1, Item 1 above and Note 18 of Notes to Consolidated Financial Statements in our Report on Form 10-K for the fiscal year ended March 31, 2008 for a further description of the support we have provided.

Each of the letters of credit and capital support agreements that we have put in place to support liquidity funds expires within one year from the date on which they became effective.  All but one of the capital support agreements that support investments in ABCP or MTM and, in certain circumstances, the letter of credit require that the funds sell the underlying securities immediately prior to the expiration date, and draw upon the support to fund any losses. If the funds continue to hold the underlying securities upon these expiration dates and market conditions have not improved, we will most likely be required to utilize significant amounts of cash to address these obligations.  While no assurances can be given, we are pursuing extending the expiring support arrangements.

In the future, we may elect to provide additional credit, liquidity, or other support to products that we manage, particularly liquidity funds, although we are not legally required to do so and there can be no assurance that any support would be sufficient to avoid an adverse impact on any product or investors in any product. A decision to provide support may arise from factors specific to our products or from industry wide factors. The support that we have provided exposes us to the risk of losses on the securities to which the support applies, particularly if we or the funds elect to sell the underlying securities. In addition, if we elect to provide additional support, we could incur losses from the support we provide and incur additional costs, including financing costs, in connection with the support. These losses and additional costs could be material, and could adversely affect our results of operations. If we were to take such actions we may also restrict or otherwise utilize our corporate assets, limiting our flexibility to use these assets for other purposes, and may be required to raise additional capital.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets out information regarding our purchases of Legg Mason common stock in each month during the quarter ended September 30, 2008:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
July 1, 2008 through July 31, 2008	20,141	$ 28.67	—	3,900,000
August 1, 2008 through August 31, 2008	—	—	—	3,900,000
September 1, 2008 through September 30, 2008	—	—	—	3,900,000
Total	20,141	$ 28.67	—	3,900,000

(1)  20,141 shares were acquired through the surrender of shares by option holders to pay the exercise price of stock options.

(2)   On July 19, 2007, we announced that our Board of Directors authorized Legg Mason to purchase 5.0 million shares of Legg Mason common stock in open-market purchases.  There was no expiration date attached to this authorization.

Item 4.

Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on July 22, 2008. In the election of directors, the six director nominees were elected with the following votes:

	Votes Cast	For	Withhold
Dennis R. Beresford	124,235,204	121,240,197	2,995,007
W. Allen Reed	124,235,204	120,894,225	3,340,979
Nicholas J. St. George	124,235,204	113,869,225	10,365,979
Roger W. Schipke	124,235,204	120,678,853	3,556,351
Mark R. Fetting	124,235,204	121,013,346	3,221,858
Scott C. Nuttall	124,235,204	116,610,829	7,624,375

The stockholders voted in favor of the ratification of the appointment of PricewaterhouseCoopers, LLP as independent registered public accounting firm for the fiscal year ending March 31, 2009 as follows:

Votes Cast	124,235,204
For	122,548,095
Against	830,540
Abstain	856,569
Non-Vote	-

The stockholders voted against the shareholder proposal relating to an independent director serving as the Chairman of the Board as follows:

Votes Cast	98,708,470
For	16,705,737
Against	80,923,557
Abstain	1,079,176
Non-Vote	25,526,734

The stockholders voted against the shareholder proposal relating to an advisory vote on executive compensation as follows:

Votes Cast	98,708,427
For	45,548,907
Against	47,206,587
Abstain	5,952,933
Non-Vote	25,526,777

Item 6. Exhibits

3.1	Articles of Incorporation of Legg Mason (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)
3.2	By-laws of Legg Mason as amended and restated January 23, 2007 (incorporated by reference to Legg Mason, Inc.’s Current Report on Form 8-K for the event on January 23, 2007)
10.1	Legg Mason, Inc. 1996 Equity Incentive Plan, as amended
10.2	Legg Mason, Inc. Non-Employee Director Equity Plan, as amended
10.3

Master Amendment No. 1 to Credit Support Agreements, dated September 18, 2008, between Legg Mason, Inc., LM Capital Company, LLC, LM Capital Support I, LLC, LM Capital Support II, LLC, LM Capital Support III, LLC, LM Capital Support IV, LLC and the Liquid Reserves Portfolio, a Series of Master Portfolio Trust

10.4	Agreement for Standby Letters of Credit dated September 18, 2008 among LM Capital Support V, LLC, Legg Mason, Inc. and Citibank, N.A.
10.5	Letter Agreement dated September 23, 2008 among Legg Mason, Inc., LM Capital Support V, LLC and Citi Institutional Liquidity Fund, PLC
10.6	Letter Agreement dated September 23, 2008 among Legg Mason, Inc., LM Capital Support V, LLC and Citi Institutional Liquidity Fund, PLC
10.7

Capital Support Agreement, dated September 18, 2008 between Legg Mason, Inc., LM Capital Company, LLC and Western Asset Institutional Money Market Fund, a series of Legg Mason Partners Institutional Trust

12	Computation of consolidated ratios of earnings to fixed charges
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	Schedule of Impact of Money Market Fund Support on Operating Results September 30, 2008 Quarter to Date and Cumulative to Date as of September 30, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGG MASON, INC.
(Registrant)

DATE: November 7, 2008	/s/ Mark R. Fetting
Mark R. Fetting
President and
Chief Executive Officer

DATE: November 7, 2008	/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr.
Senior Vice President,
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Legg Mason (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)
3.2	By-laws of Legg Mason as amended and restated January 23, 2007 (incorporated by reference to Legg Mason, Inc.’s Current Report on Form 8-K for the event on January 23, 2007)
10.1	Legg Mason, Inc. 1996 Equity Incentive Plan, as amended
10.2	Legg Mason, Inc. Non-Employee Director Equity Plan, as amended
10.3

Master Amendment No. 1 to Credit Support Agreements, dated September 18, 2008, between Legg Mason, Inc., LM Capital Company, LLC, LM Capital Support I, LLC, LM Capital Support II, LLC, LM Capital Support III, LLC, LM Capital Support IV, LLC and the Liquid Reserves Portfolio, a Series of Master Portfolio Trust

10.4	Agreement for Standby Letters of Credit dated September 18, 2008 among LM Capital Support V, LLC, Legg Mason, Inc. and Citibank, N.A.
10.5	Letter Agreement dated September 23, 2008 among Legg Mason, Inc., LM Capital Support V, LLC and Citi Institutional Liquidity Fund, PLC
10.6	Letter Agreement dated September 23, 2008 among Legg Mason, Inc., LM Capital Support V, LLC and Citi Institutional Liquidity Fund, PLC
10.7

Capital Support Agreement, dated September 18, 2008 between Legg Mason, Inc., LM Capital Company, LLC and Western Asset Institutional Money Market Fund, a series of Legg Mason Partners Institutional Trust

12	Computation of consolidated ratios of earnings to fixed charges
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	Schedule of Impact of Money Market Fund Support on Operating Results September 30, 2008 Quarter to Date and Cumulative to Date as of September 30, 2008