Form 10-Q
period 2008-12-31
LEGG MASON INC
filed 2009-02-09
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

141,568,699 shares of common stock and 1,236,873 exchangeable shares as of the close of business on February 5, 2009. The exchangeable shares, which were issued by a subsidiary of the registrant, are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting and other rights equivalent to common stock.

PART I. FINANCIAL INFORMATION

Item 1.

 Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Operating Revenues
Investment advisory fees
Separate accounts	$ 225,156	$ 365,735	$ 824,947	$ 1,122,715
Funds	389,367	593,375	1,499,754	1,761,406
Performance fees	2,910	50,848	16,492	129,482
Distribution and service fees	99,990	172,637	389,285	533,556
Other	2,565	4,049	9,678	17,804
Total operating revenues	719,988	1,186,644	2,740,156	3,564,963
Operating Expenses
Compensation and benefits	195,238	366,377	895,089	1,242,618
Distribution and servicing	202,502	326,698	789,344	969,312
Communications and technology	45,140	45,400	144,511	140,495
Occupancy	70,656	34,303	138,555	96,529
Amortization of intangible assets	9,252	14,155	28,475	43,585
Impairment of goodwill and intangible assets	1,225,100	-	1,225,100	-
Other	45,105	57,720	142,927	159,852
Total operating expenses	1,792,993	844,653	3,364,001	2,652,391
Operating Income (Loss)	(1,073,005)	341,991	(623,845)	912,572
Other Income (Expense)
Interest income	8,468	19,356	52,761	54,001
Interest expense	(37,485)	(20,837)	(111,864)	(54,608)
Fund support	(1,085,296)	(90,489)	(1,676,810)	(90,489)
Other	(75,604)	(3,029)	(112,944)	15,283
Total other income (expense)	(1,189,917)	(94,999)	(1,848,857)	(75,813)
Income (Loss) from Operations before
Income Tax Provision (Benefit) and Minority Interests	(2,262,922)	246,992	(2,472,702)	836,759
Income tax provision (benefit)	(774,951)	92,319	(849,499)	313,483
Income (Loss) from Operations before Minority Interests	(1,487,971)	154,673	(1,623,203)	523,276
Minority interests, net of tax	148	(91)	356	(215)
Net Income (Loss)	$ (1,487,823)	$ 154,582	$ (1,622,847)	$ 523,061

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(continued)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Net Income (Loss) per Share:
Basic	$ (10.55)	$ 1.09	$ (11.54)	$ 3.68
Diluted	$ (10.55)	$ 1.07	$ (11.54)	$ 3.62

Weighted Average Number of Shares Outstanding:
Basic	141,019	142,297	140,652	142,258
Diluted	141,019	144,018	140,652	144,351

Dividends Declared per Share	$ 0.24	$ 0.24	$ 0.72	$ 0.72

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	December 31, 2008	March 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$ 1,562,820	$ 1,463,554
Securities purchased under agreements to resell	-	604,642
Restricted cash	816,976	844,728
Receivables:
Investment advisory and related fees	346,067	524,488
Other	573,826	240,374
Investment securities	509,114	489,081
Deferred income taxes	316,514	235,300
Other	73,450	283,585
Total current assets	4,198,767	4,685,752
Fixed assets, net	360,533	346,802
Intangible assets, net	4,013,961	4,109,735
Goodwill	1,245,111	2,536,816
Deferred income taxes	184,719	-
Other	133,319	151,247
Total Assets	$10,136,410	$11,830,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued compensation	$ 327,255	$ 608,465
Accounts payable and accrued expenses	425,923	490,141
Short-term borrowings	500,000	500,000
Current portion of long-term debt	9,138	432,119
Fund support	659,256	551,654
Other	108,522	157,068
Total current liabilities	2,030,094	2,739,447
Deferred compensation	106,026	149,953
Deferred income taxes	-	355,239
Other	212,136	139,556
Long-term debt	2,967,180	1,825,654
Total Liabilities	5,315,436	5,209,849
Commitments and Contingencies (Note 8)

Stockholders’ Equity
Common stock, par value $.10; authorized 500,000,000 shares; issued 141,515,410 shares and 138,556,117 shares, respectively	14,151	13,856
Convertible preferred stock, par value $10; authorized 4,000,000 shares; 0 and 0.36 shares outstanding, respectively
	-	-
Shares exchangeable into common stock	3,203	4,982
Additional paid-in capital	3,280,607	3,278,376
Employee stock trust	(34,754)	(29,307)
Deferred compensation employee stock trust	34,754	29,307
Retained earnings	1,515,081	3,240,359
Accumulated other comprehensive income, net	7,932	82,930
Total Stockholders’ Equity	4,820,974	6,620,503
Total Liabilities and Stockholders’ Equity	$10,136,410	$11,830,352

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net Income (Loss)	$ (1,487,823)	$ 154,582	$ (1,622,847)	$ 523,061
Other comprehensive income gains (losses):
Foreign currency translation adjustment	(42,271)	5,625	(75,981)	31,967
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses), net of tax provision (benefit) of $54, $0, $30 and $12, respectively	79	(1)	45	19
Reclassification adjustment for (gains) losses included in net income (loss)	-	-	-	(12)
Net unrealized gains (losses) on investment securities	79	(1)	45	7
Unrealized and realized gains (losses) on cash flow hedge, net of tax provision (benefit) of $97, $(278), $666 and $(595), respectively	156	(393)	938	(839)
Total other comprehensive income (loss)	(42,036)	5,231	(74,998)	31,135
Comprehensive Income (Loss)	$ (1,529,859)	$ 159,813	$ (1,697,845)	$ 554,196

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2008	2007
Cash Flows from Operating Activities
Net income (loss)	$(1,622,847)	$ 523,061
Realized loss on sale of SIV securities	1,155,293	-
Non-cash items included in net income (loss):
Depreciation and amortization	99,202	104,478
Amortization of deferred sales commissions	28,484	30,734
Accretion and amortization of securities discounts and premiums, net	5,267	552
Stock-based compensation	42,127	35,599
Unrealized losses (gains) on investments	104,584	(10,630)
Unrealized losses on fund support	521,517	90,489
Deferred income taxes	(601,697)	75,264
Impairment of goodwill and intangible assets	1,225,100	-
Other	14,883	1,455
Decrease (increase) in assets:
Investment advisory and related fees receivable	175,128	(22,540)
Net purchases of trading investments	(32,774)	(75,965)
Other receivables	(338,727)	19,164
Other assets	12,210	(31,020)
Increase (decrease) in liabilities:
Accrued compensation	(282,669)	(17,140)
Deferred compensation	(43,927)	27,577
Accounts payable and accrued expenses	(64,218)	(23,717)
Other liabilities	(17,746)	44,733
Cash Provided by Operating Activities	379,190	772,094
Cash Flows from Investing Activities
Proceeds from (payments for):
Fixed assets	(89,263)	(141,691)
Business acquisition-related costs	(7,524)	(14,779)
Contractual acquisition earn outs	68,400	(207,500)
Proceeds from sale of assets	181,147	-
Fund Support:
Restricted cash, principally collateral	(509,584)	(427,727)
Purchases of SIV securities, net of distributions	(1,375,337)	(229,810)
Proceeds from sale of SIV securities	257,252	-
Net decrease in securities purchased under agreements to resell	604,642	-
Purchases of investment securities	(1,062)	(5,690)
Proceeds from sales and maturities of investment securities	1,902	4,787
Cash Used for Investing Activities	(869,427)	(1,022,410)

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

(Dollars in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2008	2007
Cash Flows from Financing Activities
Net increase in short term borrowings	-	500,000
Proceeds from issuance of long-term debt, net	1,091,448	2,600
Third-party distribution financing	(3,216)	5,439
Repayment of principal on long-term debt	(428,280)	(103,266)
Issuance of common stock	31,408	34,132
Repurchase of common stock	-	(97,945)
Dividends paid	(101,768)	(132,821)
Excess tax benefit associated with stock-based compensation	2,612	39,658
Cash Provided by Financing Activities	592,204	247,797
Effect of Exchange Rate Changes on Cash	(2,701)	8,872
Net Increase in Cash and Cash Equivalents	99,266	6,353
Cash and Cash Equivalents at Beginning of Period	1,463,554	1,183,617
Cash and Cash Equivalents at End of Period	$ 1,562,820	$ 1,189,970

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts, unless otherwise noted)

December 31, 2008

(Unaudited)

1. Interim Basis of Reporting

The accompanying unaudited interim consolidated financial statements of Legg Mason, Inc. and its subsidiaries (collectively “Legg Mason”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  The interim consolidated financial statements have been prepared using the interim basis of reporting and, as such, reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented.  The nature of our business is such that the results of any interim period are not necessarily indicative of the results of a full year. The fiscal year-end condensed balance sheet was derived from audited financial statements and, in accordance with interim financial information standards, does not include all disclosures required by U.S. GAAP for annual financial statements.  Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation, including fund support previously reported as Other current liabilities, Other non-operating expense, and Net purchases of trading investments.

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

In February 2008, FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” partially deferred SFAS 157 for one year for non-recurring fair value measurements of non-financial assets and liabilities, such as acquired intangibles and goodwill. Application of SFAS 157’s measurement framework to financial assets and liabilities has not materially impacted Legg Mason’s financial position and results of operations for the period ended December 31, 2008 as most financial assets and liabilities were already carried at fair value.  Legg Mason is continuing to evaluate its adoption of the deferred provisions of SFAS 157 for non-recurring fair value measurements and cannot estimate at this time the impact, if any, on its consolidated financial statements.

In October 2008, FSP No. FAS 157-3 “Estimating Fair Value of a Financial Asset in an Inactive Market” was issued to clarify existing standards on fair value determinations.  This new guidance required retroactive application to previously unissued financial statements, including interim periods ended September 30, 2008, and did not have a material impact on Legg Mason’s consolidated financial statements.

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

Legg Mason’s financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 - Financial instruments for which prices are quoted in active markets, which, for Legg Mason, include investments in publicly traded mutual funds with quoted market prices and equities listed in active markets.

Level 2 – Financial instruments for which: prices are quoted for similar assets and liabilities in active markets; prices are quoted for identical or similar assets in inactive markets; or prices are based on observable inputs, other than quoted prices, such as models or other valuation methodologies.  For Legg Mason, this category may include repurchase agreements and certain proprietary fund products.

Level 3 – Financial instruments for which values are based on unobservable inputs, including those for which there is little or no market activity.  This category includes derivative assets and liabilities related to fund support arrangements, certain owned securities issued by structured investment vehicles or other similar conduits (“SIVs”), and investments in partnerships, limited liability companies, and private equity funds.  This category may also include certain proprietary fund products with redemption restrictions.

The valuation of an asset or liability may involve inputs from more than one level of the hierarchy.  The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Proprietary fund products are valued at net asset value (“NAV”) determined by the respective fund administrator.  These funds are typically invested in exchange-traded investments with observable market prices. Their valuations may be classified as Level 1, Level 2 or Level 3 based on whether the fund is exchange-traded, the frequency of the related NAV determinations and the impact of redemption restrictions.  For investments in illiquid and privately-held securities

(private equity and investment partnerships) for which market prices or quotations may not be readily available, management must estimate the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry to which it applies in order to determine fair value.  These valuation processes for illiquid and privately-held securities inherently require management’s judgment and are therefore classified in Level 3.

Legg Mason’s liquidity fund support has taken the form of capital support agreements, letters of credit, a total return swap and purchases of securities from funds as more fully described in Note 10.  The capital support agreements, letters of credit and total return swap are considered derivative assets or liabilities for accounting purposes representing the Company’s rights and obligations under the support, the fair value of which is based principally on changes in the value of the underlying securities.  Substantially all of the underlying securities supported and all of the securities purchased from liquidity funds have been issued by SIVs and have no active market such that fair value is determined based on an evaluation of the issuer trust and its underlying collateral, which are primarily comprised of asset and mortgage backed securities, corporate bonds, and collateralized debt obligations.  These instruments may or may not have financial guaranty insurance.  Of the total SIV securities owned by Legg Mason or supported in liquidity funds, over 60% of the underlying trust collateral securities are valued based on prices from well recognized third party pricing services that utilize available market data; over 35% of the collateral securities are valued based on spreads to benchmark debt instruments with available prices; and less than 5% of the collateral values are based on broker quotes.

All security prices, including prices for underlying trust collateral securities, whether direct market quotes, adjusted comparable security prices, or broker quotes, are subject to internal analyses that consider market observations, broker quotes and other tests to substantiate their fair values.  Broker quotes used are indicative but not firm or tradable bids.  The aggregate fair values of the underlying trust collateral securities are the primary input to determine the fair value of the supported or purchased SIV-issued securities.  The determination of fair values of underlying trust collateral securities considers both nonperformance risks and liquidity risks.  Legg Mason’s credit risk is not a material factor to the fair value of the related derivative liabilities because, among other things, the majority of our liquidity fund support requires cash collateral.

These valuation processes for supported or purchased SIV-issued securities inherently require management’s judgment and therefore the related assets and liabilities are classified in Level 3. Market changes affecting the underlying collateral are a primary contributor to changes in the fair values of the liquidity fund support assets and liabilities and the related gains and losses.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes cumulative foreign currency translation adjustments and net unrealized gains and losses on available-for-sale investment securities, and prior to December 31, 2008, an interest rate swap. The change in the accumulated translation adjustment for the nine months ended December 31, 2008 primarily resulted from the impact of changes in the Brazilian real and British pound in relation to the U.S. dollar on the net assets of Legg Mason’s Brazilian and certain United Kingdom subsidiaries for which the real and the pound are the respective functional currencies.

A summary of Legg Mason’s accumulated other comprehensive income is as follows:

	December 31, 2008	March 31, 2008
Foreign currency translation adjustments	$ 7,846	$ 83,827
Unrealized holding loss on interest rate swap, net of tax benefit of $666	-	(938)
Unrealized gains on investment securities, net of tax provision of $59 and $29, respectively	86	41
Total	$ 7,932	$ 82,930

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

In December 2008, FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”, was issued to require additional disclosures about transfers of financial assets and certain interests in variable interests.  The additional disclosure requirements that are relevant to Legg Mason relate to variable interests and have been included herein.  See Note 10 for additional discussion of variable interests.

3.  Fair Values of Assets and Liabilities

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs at December 31, 2008:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Value as of December 31, 2008

ASSETS:
Investments relating to long-term incentive compensation plans (1)	$ 136,704	$ −	$ −	$ 136,704
Proprietary fund products and other investments (2)	152,299	14,483	57,549	224,331
Securities issued by SIVs (3)	−	−	148,079	148,079
Total trading investment securities	289,003	14,483	205,628	509,114
Available-for-sale debt securities	6,829	−	12	6,841
Investments in partnerships and LLCs	−	−	52,701	52,701
Derivative assets:
Currency hedge derivatives	6,312	−	−	6,312
Equity securities	−	−	1,491	1,491
	$ 302,144	$ 14,483	$ 259,832	$ 576,459
LIABILITIES:
Derivative liabilities:
Total return swap (3)	$ −	$ −	$ (47,636)	$ (47,636)
Fund support (3)	−	−	(611,620)	(611,620)
	$ −	$ −	$ (659,256)	$ (659,256)

(1)  Primarily mutual funds where there is minimal market risk to the Company as any change in value is offset by an adjustment to compensation expense.

(2)  Primarily mutual funds that are approximately equally invested in equity and debt securities.

(3)  See Note 2 for additional information on the fair value of liquidity fund support.

The table below presents a summary of changes in financial assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the period from April 1, 2008 to December 31, 2008:

	Value as of April 1, 2008	Purchases, sales, issuances and settlements, net	Net transfer in (out) of Level 3	Realized and unrealized gains/(losses), net	Value as of December 31, 2008

ASSETS:
Securities issued by SIVs(1)	$ 141,509	$ 1,571,929	$ −	$ (1,565,359)	$ 148,079
Proprietary fund products and other investments	23,781	(13,781)	70,581	(23,032)	57,549
Investments in partnerships and LLCs	67,022	(6,535)	−	(7,786)	52,701
Total return swap	45,706	(45,706)	−	−	−
Other investments	1,903	−	−	(400)	1,503
	$ 279,921	$ 1,505,907	$ 70,581	$ (1,596,577)	$ 259,832
LIABILITIES:
Total return swap(1)	$ −	$ 10,896	$ –	$ (58,532)	$ (47,636)
Fund support(1)(2)	(551,654)	−	−	(59,966)	(611,620)
	$ (551,654)	$ 10,896	$ –	$ (118,498)	$ (659,256)

Total realized and unrealized losses, net				$ (1,715,075)

Total net losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to those assets and liabilities still held at the reporting date				$ (319,109)

(1)  See Note 10 for further discussion of  liquidity fund support.

(2)  The increase in the fund support derivative liability resulted from $311.6 million of unrealized losses related to new or amended fund support and $61.6 million of unrealized losses related to previously existing fund support recognized during the nine months ended December 31, 2008.  These increases in derivative liabilities were offset by the reversal of $313.2 million recorded during the current and prior fiscal years, upon the purchase of SIV securities from the funds.

Transfers into Level 3 during the nine months ended December 31, 2008 relate to investments in proprietary fund products where redemption restrictions became operative in response to current market conditions.

Realized and unrealized gains and losses recorded for Level 3 investments are included in Fund support and Other non-operating income (expense) on the Consolidated Statements of Operations.

4.  Fixed Assets

Fixed assets consist of equipment, software and leasehold improvements and capital lease assets.  Equipment consists primarily of communications and technology hardware and furniture and fixtures.  Software includes purchased software and internally developed software. Fixed assets are reported at cost, net of accumulated depreciation and amortization.

The following table reflects the components of fixed assets as of:

	December 31, 2008	March 31, 2008
Equipment	$ 179,802	$ 175,255
Software	183,967	159,428
Leasehold improvements and capital lease assets	293,295	257,812
Total cost	657,064	592,495
Less: accumulated depreciation and amortization	(296,531)	(245,693)
Fixed assets, net	$ 360,533	$ 346,802

Depreciation and amortization expense included in operating income was $23,107 and $21,583 for the quarters ended December 31, 2008 and 2007, respectively, and $70,727 and $60,893 for the nine months ended December 31, 2008 and 2007, respectively.

5. Intangible Assets and Goodwill

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

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Indefinite-life intangible assets and goodwill are not amortized.  Projected cash flows are considered to determine whether the value of the assets are impaired and the amortization periods are appropriate. If an asset is impaired, the difference between the value of the asset reflected on the financial statements and its current fair value is recognized as an expense in the period in which the impairment is determined.  The fair values of intangible assets subject to amortization are reviewed at each reporting period using undiscounted cash flow analyses.  For intangible assets with indefinite lives, fair value is determined based on projected discounted cash flows.  Goodwill is evaluated at the reporting unit level and is considered for impairment if the carrying amount of the reporting unit exceeds its implied fair value.  In estimating the fair value of the reporting unit, Legg Mason uses valuation techniques based on discounted cash flows, similar to models employed in analyzing the purchase price of an acquisition target.  Legg Mason defines the reporting units to be its Managed Investments, Institutional and Wealth Management divisions, which are the same as its operating segments.  Allocations of goodwill to Legg Mason’s divisions for acquisitions and dispositions are based on relative fair values of the businesses added to or sold from the divisions.

The following tables reflect the components of intangible assets as of:

	December 31, 2008	March 31, 2008
Amortizable asset management contracts
Cost	$ 307,100	$ 356,779
Accumulated amortization	(121,899)	(119,033)
Net	185,201	237,746
Indefinite–life intangible assets
Fund management contracts	3,753,060	3,755,189
Trade names	75,700	116,800
	3,828,760	3,871,989
Intangible assets, net	$ 4,013,961	$ 4,109,735

During the December quarter, Legg Mason recognized an impairment charge of $22,000 on Private Capital Management, LP’s (“PCM”) amortizable asset management contracts.  The impairment is attributable to continued asset outflows and significant market depreciation in PCM’s acquired contracts.  Based on recent client turnover data, the estimated lives of the remaining acquired contracts were decreased from over 4 years to approximately 2 years.  The current fair value of these acquired contracts was determined based on discounted cash flows over the estimated 2-year remaining life, using a risk-adjusted discount rate.

Also during the December quarter, as a result of the continued and significant decline in PCM’s  assets under management (“AUM”), Legg Mason recognized impairment in the value of PCM’s trade name and recorded a charge of $41,100.  The fair value of this trade name was based on a discounted cash flow model applying an after-tax royalty rate to PCM’s expected future revenues, using a risk-adjusted discount rate.  The PCM trade name is still considered to have an indefinite life given the firm’s significant past performance record.

As of December 31, 2008, management contracts are being amortized over a weighted-average life of approximately 8 years. Estimated amortization expense for each of the next five fiscal years is as follows:

Remaining 2009	$ 8,059
2010	28,086
2011	28,086
2012	23,042
2013	18,136
Thereafter	79,792
Total	$ 185,201

The decrease in the carrying value of goodwill for the nine months ended December 31, 2008 is summarized below:

Balance, beginning of period	$ 2,536,816
Impairment of Wealth Management division	(1,161,900)
Settlement of contingent purchase obligation	(68,400)
Impact of excess tax basis amortization	(16,062)
Other, primarily changes in foreign exchange rates	(45,343)
Balance, end of period	$ 1,245,111

Considering accelerated redemptions and continued market declines during the December quarter and the related impact on projected cash flows, the carrying value of the Wealth Management reporting unit was determined to be impaired.  Legg Mason recorded an impairment charge of $1,161,900 during the December 2008 quarter.

Legg Mason received an early return of escrowed contingent purchase price of $68.4 million relating to PCM, which was recorded as a reduction to goodwill in December 2008.  The resolution of the remaining escrowed PCM contingent payment of $64.5 million will be determined in August 2009.

6. Long-Term Debt and Equity Units

The accreted value of long-term debt consists of the following:

	December 31, 2008	March 31, 2008
6.75% senior notes	$ —	$ 424,959
5-year term loan	550,000	550,000
Third-party distribution financing	5,873	8,881
2.5% convertible senior notes	1,250,000	1,250,000
5.6% senior notes from Equity Units	1,150,000	—
Other term loans	20,445	23,933
Subtotal	2,976,318	2,257,773
Less: current portion	9,138	432,119
Total	$ 2,967,180	$ 1,825,654

As of December 31, 2008, the aggregate maturities by fiscal year of long-term debt based on the contractual terms are as follows:

Remaining 2009	$ 2,187
2010	8,253
2011	554,048
2012	2,862
2013	1,243
Thereafter	2,407,725
Total	$ 2,976,318

In May 2008, Legg Mason issued 23 million Equity Units for $1.15 billion, of which $50 million was used to pay issuance costs.  Each unit consists of a 5% interest in $1,000 principal amount of 5.6% senior notes due June 30, 2021 and a contract to purchase a varying number of shares of Legg Mason’s common stock for $50 by June 30, 2011.  The notes and purchase contracts are separate and distinct instruments, but their terms are structured to simulate a conversion of debt to equity and potentially remarketed debt approximately three years after issuance.  The holders’ obligations to purchase shares of Legg Mason’s common stock are collateralized by their pledge of the notes.  For their commitment to purchase shares of Legg Mason’s common stock, holders also receive quarterly payments, referred to as Contract Adjustment Payments (“CAP”), at a fixed annual rate of 1.4% of the commitment amount over the three-year contract term.  The rate was determined based on market conditions at issuance of the Equity Units.  The present value of the CAP obligation of $35.7 million is included in Other liabilities on the Consolidated Balance

Sheet at December 31, 2008 and was initially recorded by a reduction to Additional paid-in capital of $45.8 million.

Each purchase contract obligates Legg Mason to sell a number of newly issued shares of common stock that are based on a settlement rate determined by Legg Mason’s stock price at the purchase date.  The settlement rate adjusts with the price of Legg Mason stock in a way intended to maintain the original investment value when Legg Mason’s common stock is priced between $56.30 and $67.56 per share.  The settlement rate is 0.7401 shares of Legg Mason common stock, subject to adjustment, for each Equity Unit if the market value of Legg Mason common stock is at or above $67.56. The settlement rate is 0.8881 shares of Legg Mason common stock, subject to adjustment, for each Equity Unit if the market value of Legg Mason common stock is at or below $56.30.  If the market value of Legg Mason common stock is between $56.30 and $67.56, the settlement rate will be a number of shares of Legg Mason common stock equal to $50 divided by the market value.  The maximum number of shares that may be issued, subject to adjustment, is 20.4 million. As the purchase contracts were deemed to be equity upon issuance, Legg Mason will not incur a gain or loss on their settlement.

Legg Mason has the option to remarket the notes beginning December 27, 2010, and is required to attempt to remarket the notes by June 30, 2011. Upon a successful remarketing, the interest rate and maturity date of the senior notes will be reset such that the notes may remain outstanding for some time after the exercise of the purchase contracts and the related issuance of Legg Mason common shares.  If such remarketing is not successful during this period, the note holders can put their notes at par to Legg Mason upon the settlement of the purchase contracts. Further, notes not redeemed or remarketed by June 30, 2013, can be called at par by Legg Mason.

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

Legg Mason has debt covenants of maximum debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined, of 3.0, minimum EBITDA to interest expense of 4.0 and a minimum cash requirement of $250 million.  The debt to EBITDA ratio was increased from 2.5 to 3.0 in November 2008.  As of December 31, 2008, Legg Mason is compliant with all debt covenants.

Interest Rate Swap

The 3-year amortized variable to fixed interest rate swap matured on December 1, 2008.  All of the estimated unrealized loss previously included in Other comprehensive income of $157 was realized as Other non-operating income (expense) on the maturity date.  This amount was offset by interest expense on the hedged debt.

As disclosed in our Form 10-K for the year ended March 31, 2008, in May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). This FSP requires that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity (conversion feature) components of the instruments. As a result, interest expense should be imputed and recognized based upon the entity’s nonconvertible debt borrowing rate, which will result in lower net income. The 2.5% convertible senior notes issued by Legg Mason in January 2008 will be subject to FSP APB 14-1. Prior to FSP APB 14-1, Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, provided that no portion of the proceeds from the issuance of the instrument should be attributable to the conversion feature. When Legg Mason is required to retroactively adopt FSP APB 14-1 in fiscal 2010, interest expense for fiscal 2008 and 2009 will be increased by approximately $6.6 million and approximately $32.3 million, respectively, and the carrying amount of the 2.5% convertible senior notes will be discounted (decreased) and additional paid-in capital increased in the amount of $233.2 million as of March 31, 2009.

7. Stock-Based Compensation

Compensation expense relating to stock options, the stock purchase plan and deferred compensation for the three months ended December 31, 2008 and 2007 was $5,145 and $6,109, respectively, and for the nine months ended December 31, 2008 and 2007 was $18,063 and $18,154, respectively.

Stock option transactions during the nine months ended December 31, 2008 and 2007, respectively, are summarized below:

	Nine months ended December 31,
	2008		2007
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Options outstanding at March 31	5,464	$ 67.20	6,478	$ 53.48
Granted	1,474	29.69	933	100.77
Exercised	(1,104)	25.01	(1,624)	28.29
Canceled/ forfeited	(356)	67.79	(210)	91.88
Options outstanding at December 31	5,478	$ 65.57	5,577	$ 67.25

At December 31, 2008, options were exercisable for 2,588 shares with a weighted-average exercise price of $66.80 and a weighted-average remaining contractual life of 3.2 years.

Unamortized compensation cost related to unvested options (2,890 shares) at December 31, 2008 of $56,335 is expected to be recognized over a weighted-average period of 2.1 years.

During the quarter ended December 31, 2008, employees were granted 327 option awards with a weighted average fair value of $10.46.

The weighted average fair value of option grants of $13.39 and $31.76 per share for the nine months ended December 31, 2008 and 2007, respectively, is estimated on the respective dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine months ended December 31,

	2008	2007
Expected dividend yield	0.89%	0.81%
Risk-free interest rate	3.48%	4.71%
Expected volatility	56.31%	29.17%
Expected lives (in years)	5.29	4.95

Compensation expense relating to restricted stock for the three months ended December 31, 2008 and 2007 was $9,022 and $5,541, respectively, and for the nine months ended December 31, 2008 and 2007 was $24,064 and $16,677, respectively.

Restricted stock transactions during the nine months ended December 31, 2008 and 2007 are summarized below:

	Nine months ended December 31,
	2008		2007
	Number of Shares	Weighted-Average Grant Date Value	Number of Shares	Weighted-Average Grant Date Value
Unvested shares at March 31	642	$ 98.30	563	$ 114.03
Granted	700	40.68	171	99.85
Vested	(113)	105.27	(62)	95.92
Canceled/ forfeited	(32)	78.99	(71)	119.88
Unvested shares at December 31	1,197	$ 64.58	601	$ 111.10

Unamortized compensation cost related to unvested restricted stock awards at December 31, 2008 of $50,803 is expected to be recognized over a weighted-average period of 2.8 years.

During the quarter ended December 31, 2008, employees were granted 225 restricted stock awards at a weighted-average grant date value of $15.33.

During the nine months ended December 31, 2008, non-employee directors were issued 22 restricted stock units and 19 shares of common stock at a fair value of $1,400.

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

As of December 31, 2008, the minimum annual aggregate rentals under operating leases and servicing agreements are as follows:

Remaining 2009	$ 42,984
2010	161,751
2011	107,057
2012	98,370
2013	92,085
Thereafter	738,866
Total	$ 1,241,113

The minimum rental commitments shown above have not been reduced by $103.1 million for minimum sublease rentals to be received in the future under non-cancelable subleases. The table above also does not include aggregate obligations of $34.5 million for property and equipment under capital leases. During the quarter, a bankrupt subtenant defaulted on a sublease with the Company. As a result, a charge of $36.1 million was recorded to accrue the estimated lost rent under current market assumptions.  During the quarter ended September 30, 2008, a subsidiary executed a lease for facilities obligating the Company to aggregate payments of $103 million through 2024, which is included above.

As of December 31, 2008, Legg Mason had commitments to invest approximately $36,346 in investment products. These commitments will be funded as required through the end of the respective investment periods ranging from fiscal 2009 to 2011.

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

In accordance with SFAS No. 5 “Accounting for Contingencies,” Legg Mason has established provisions for estimated losses from pending complaints, legal actions, investigations and proceedings when it is probable that a loss has been incurred and a reasonable estimate of loss can be made. While the ultimate resolution of these matters cannot be currently determined, in the opinion of management, after consultation with legal counsel, Legg Mason does not believe that the resolution of these actions will have a material adverse effect on Legg Mason’s financial condition and any accrual for such contingencies as of December 31, 2008 and March 31, 2008 is not material. However, the results of operations could be materially affected during any period if liabilities in that period differ from Legg Mason’s prior estimates, and Legg Mason’s cash flows could be materially affected during any period in which these matters are resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period to period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution or insurance reimbursement.

Legg Mason and a current and former officer are named as defendants in a consolidated legal action that was initially filed October 16, 2006. The action alleges that the defendants violated the Securities Exchange Act of 1934 (the “Exchange Act”) and the Securities Act of 1933 (the “Securities Act”) by making misleading statements to the public and omitting certain material facts with respect to the acquisition of the CAM business in public statements and in a prospectus used in a secondary stock offering in order to artificially inflate the price of Legg Mason common stock. The action sought certification of a class of shareholders who purchased Legg Mason common stock either between February 1, 2006 and October 10, 2006 or in a secondary public offering on or about March 9, 2006 and seeks unspecified damages.  On March 17, 2008, the court granted Legg Mason’s motion to dismiss this action. However, the plaintiffs subsequently filed a notice of appeal of that dismissal and have appealed only the dismissal of the claims under the Securities Act. The dismissal of the claims under the Exchange Act on behalf of the proposed class of purchases of stock between February 1, 2006 and October 10, 2006 was not appealed and is now final.  Legg Mason intends to defend the action still under appeal vigorously.  Legg Mason cannot accurately predict the eventual outcome of the appeal at this point, or whether the action will have a material adverse effect on Legg Mason.

9. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of shares outstanding. The calculation of weighted average shares includes common shares, shares exchangeable into common stock and the convertible preferred shares that are considered participating securities.  Diluted EPS is similar to basic EPS, but adjusts for the effect of potentially issuable common shares, except when inclusion is antidilutive.  In situations where a net loss is reported, the inclusion of potentially issuable common shares will decrease the net loss per share.  Since this would be antidilutive, such shares are excluded from the calculation.  Basic and diluted earnings per share for the three months and nine months ended December 31, 2008 and 2007 include all vested shares of restricted stock related to Legg Mason’s deferred compensation plans.

The following tables present the computations of basic and diluted EPS:

	Three Months Ended December 31,
	2008		2007
	Basic	Diluted (1)	Basic	Diluted

Weighted average shares outstanding	141,019	141,019	142,297	142,297
Potential common shares:
Employee stock options	-	-	-	1,435
Shares related to deferred compensation	-	-	-	24
Shares issuable upon payment of contingent consideration	-	-	-	262
Total weighted average diluted shares	141,019	141,019	142,297	144,018
Net income (loss)	$ (1,487,823)	$ (1,487,823)	$ 154,582	$ 154,582
Net income (loss) per share	$ (10.55)	$ (10.55)	$ 1.09	$ 1.07

	Nine Months Ended December 31,
	2008		2007
	Basic	Diluted (1)	Basic	Diluted

Weighted average shares outstanding	140,652	140,652	142,258	142,258
Potential common shares:
Employee stock options	-	-	-	1,788
Shares related to deferred compensation	-	-	-	76
Shares issuable upon payment of contingent consideration	-	-	-	229
Total weighted average diluted shares	140,652	140,652	142,258	144,351
Net income (loss)	$ (1,622,847)	$ (1,622,847)	$ 523,061	$ 523,061
Net income (loss) per share	$ (11.54)	$ (11.54)	$ 3.68	$ 3.62
(1) Diluted shares are the same as basic shares for periods with a loss.

The diluted EPS calculation for the three and nine month periods ended December 31, 2008 excludes 7,828 and 5,745 potential common shares, respectively, that are antidilutive due to the net loss for the periods.

Options to purchase 2,844 shares for the three months ended December 31, 2007 and 2,804 shares for the nine months ended December 31, 2007, were not included in the computation of diluted earnings per share because the presumed proceeds from exercising such options, including related income tax benefits, exceed the average price of the common shares for the period and therefore the options are deemed antidilutive.  Diluted earnings per share for the three and nine months ended December 31, 2007 period also include unvested shares of restricted stock related to those plans, except for 617 and 538 shares, respectively, which were deemed antidilutive.

10. Liquidity Fund Support

Due to continued stress in the liquidity markets, certain asset backed securities held by liquidity funds that a Legg Mason subsidiary manages are currently in default or have been restructured after a default.  Although the Company was not required to provide support to its funds, Legg Mason elected to do so to maintain the confidence of its clients, maintain its reputation in the marketplace, and in certain cases, to support the AAA/Aaa credit ratings of funds.  If clients were to lose confidence in the Company, they could potentially withdraw funds in favor of investments offered by competitors, resulting in a reduction in Legg Mason’s assets under management and investment advisory and other fees.

During the nine months ended December 31, 2008, Legg Mason entered into and amended various arrangements to provide support to certain of its liquidity funds.  These actions were in addition to actions taken during the prior fiscal year.  The par value, support amounts, collateral and income statement impact for the three and nine months ended December 31, 2008, for all support provided to date that remains outstanding were as follows:

				Three Months		Nine Months
Description	Par Value	Support Amount	Cash Collateral[1]	Pre Tax Charge[2]	After Tax Charge[3]	Pre Tax Charge[2]	After Tax Charge[3]
Letters of Credit[4]	$ 430,000	$ 150,000	$ —	$ —	$ —	$ 40,224	$ 22,610
Capital Support Agreements – Asset Backed Securities[4]	583,000	565,000	565,000	145,940	88,300	314,120	188,307
Capital Support Agreements – Non-asset Backed Securities	n/m	41,000	40,500	6,464	5,836	20,193	13,917
Total Return Swap	355,000	355,000	209,411	38,643	24,449	58,532	35,911
Purchase of Non-bank Sponsored SIV[5,6]	283,000	265,000	−	38,365	23,114	74,108	43,418
Purchase of Canadian Conduit Securities	80,000	80,000	−	13,807	8,444	14,339	8,738
Sale of Non-bank Sponsored SIV[5]	−	−	−	842,077	512,435	1,155,294	696,239
Total		$1,456,000	$814,911	$1,085,296	$662,578	$1,676,810	$1,009,140

n/m – not meaningful

[1] Included in restricted cash on the Consolidated Balance Sheet.

[2] Pre tax charges include reductions in the value of underlying securities, net of $7,047 principally relating to a gain on a foreign exchange forward contract, and are included in fund support in Other non-operating income (expense) on the Consolidated Statements of Operations.

[3] After tax and after giving effect to operating expense adjustments.

[4] Securities with a par value of $430 million are supported by a $150 million letter of credit (“LOC”) and a $135 million capital support agreement (“CSA”).  To avoid overstatement of exposure, the $583 million par value of securities supported by CSAs does not include these $430 million in securities.

[5] Securities issued by SIVs.

[6] Support amount for securities purchased from funds reflects amount paid to fund less subsequent principal repayments.

The realized and unrealized losses related to fund support during the three and nine months ended December 31, 2008 were the result of the sale of SIV securities, additional support provided to the funds during the period, and reduced valuations on previously supported SIV securities.

The following table provides a summary of changes (in millions) in liquidity fund support, including securities purchased from the funds by Legg Mason, for the period from April 1, 2008 through December 31, 2008:

Letters of Credit		Capital Support Agreements – Asset Backed Securities	Capital Support Agreements – Non-asset Backed Securities	Total Return Swap	Purchase & Sale of Non-bank Sponsored SIV Securites	Purchase of Canadian Conduit Securities	Total
Support amount as of April 1, 2008	$ 485	$ 415	$ —	$ 890	$ 82	$ 94	$1,966
New support agreements	—	240	—	—	—	—	240
Purchases	(35)	—	—	—	57	—	22
Maturities	—	—	—	—	(82)	—	(82)
Other (1)	—	—	—	—	—	1	1
Support amount as of June 30, 2008	450	655	—	890	57	95	2,147
New support agreements	257	20	20	—	—	—	297
Amended support agreements	—	350	—	—	—	—	350
Purchases	(557)	—	—	—	554	—	(3)
Maturities	—	—	—	(250)	—	—	(250)
Other (1)	—	—	—	—	(15)	(4)	(19)
Support amount as of September 30, 2008	150	1,025	20	640	596	91	2,522
New support agreements	—	135	7	—	—	—	142
Amended support agreements	—	285	14	—	—	—	299
Purchases	—	(865)	—	—	1,362	—	497
Sales	—	—	—	—	(1,653)	—	(1,653)
Maturities	—	(15)	—	(190)	—	—	(205)
Other (1)	—	—	—	(95)	(40)	(11)	(146)
Support amount as of December 31, 2008	$ 150	$ 565	$ 41	$ 355	$ 265	$ 80	$1,456

(1)  Includes principal and interest payments received related to purchased securities and securities subject to the total return swap, in addition to currency gains (losses) on Canadian conduit securities

Prior to fiscal 2009, Legg Mason provided support to four funds through four LOCs (aggregating $485 million), six CSAs (aggregating $415 million), a total return swap (“TRS”) arrangement with a major banking institution (aggregating $890 million), and the purchase of $230 million in par value of securities issued by structured investment vehicles (“SIVs”) from two funds, of which approximately $50 million matured and paid in full.

In May 2008, $82 million in principal amount of securities purchased from a fund matured and were paid in full.

The Company has provided liquidity funds with a number of CSAs that typically have standard terms.  Under each CSA, the Company will provide up to a maximum amount of contributions to the fund in certain circumstances upon the fund realizing a loss upon the disposition or restructuring of investments in one or more underlying securities.  Contributions made by the Company under any of its CSAs will not result in Legg Mason acquiring an ownership or other interest in the fund.  Under most of the CSAs, if the fund holds the underlying securities, or securities into which the underlying securities have been restructured on the business day preceding the expiration date for the CSA, the fund will sell the securities and the Company will make contributions under the CSA to cover any resulting loss up to the maximum contribution amount under the CSA.  In general, CSAs may be terminated without any contributions being made before their terms expire in certain circumstances, including if the underlying securities are sold from the fund or restructured into securities that are rated one of the two highest short-term categories by two requisite rating agencies without incurring a loss.  Where the terms of a CSA differ from those described in this paragraph, it is discussed below.

In June 2008, the Company entered into five new CSAs (aggregating $240 million).  Four of the CSAs (aggregating $220 million) expire on March 31, 2009.  Under the terms of the fifth CSA (aggregating $20 million), the Company will contribute the maximum contribution amount if the fund holds the underlying securities on the business day before June 30, 2009.

In June 2008, Legg Mason paid $59 million for an aggregate of $57 million in principal amount (plus $2 million of accrued interest) of previously supported non-bank sponsored SIV securities from a liquidity fund.  Upon the purchase of the securities, a $35 million LOC that had supported the fund’s investment in the securities and a related letter agreement were terminated in accordance with their terms.  The value of the securities purchased was $42 million and due to the existing support arrangement, no additional gain or loss resulted.  In July 2008, these securities were restructured, along with similar securities issued by the SIV and supported in liquidity funds managed by our subsidiary.  Under the restructuring, asset backed securities held by the SIV as collateral were transferred into a new vehicle, which issued new notes to investors in exchange for the original securities.

In September 2008, the Company entered into four new CSAs.  Under the terms of three of the CSAs, the Company has agreed to provide up to an aggregate of $20 million in contributions to reimburse three funds if the funds recognize losses from investments in certain non-asset backed securities or continue to hold the underlying securities at the expiration of the one-year terms of the agreements, and at the applicable time, the fund’s net asset value is less than a specified threshold.  The fourth CSA provides for up to $20 million in contributions and expires September 18, 2009.

In September 2008, the Company also amended two existing CSAs with a fund that were entered into in March 2008 and support asset backed securities issued by SIVs.  One of the CSAs was amended to increase the maximum contributions that the Company will make thereunder from $250 million to $500 million.  The second CSA was amended to increase the maximum contributions that the Company will make thereunder from $150 million to $250 million.

In September 2008, the Company provided additional support to a liquidity fund in the form of two standby LOCs issued by a third party bank in the total amount of approximately $257 million to support investments in asset backed commercial paper issued by two SIVs.  Subsequently, on September 30, 2008, Legg Mason paid $550.4 million, including $14.1 million of accrued interest, for an aggregate of $554.3 million in principal amount of the SIV securities that were supported by the two new and three previously existing LOCs from the fund.  Upon the purchase of the securities, the five LOCs and related letter agreements aggregating $557 million were terminated in accordance with their terms.  The value of the securities purchased was $352.6 million and due to the existing support arrangement, no additional gain or loss resulted.

During September 2008, $250 million in principal amount of securities previously covered by the TRS matured and were paid in full.  The associated derivative asset was reduced by approximately $19.5 million, which represents a portion of the amount Legg Mason expected to recover upon maturity or sale of the underlying securities.

During the quarter ended December 31, 2008, the Company entered into two new CSAs.  Under the terms of one of the CSAs (aggregating $135 million), which supports $430 million principal amount of asset backed SIV securities in excess of the amount covered by a $150 million LOC previously provided by the Company, if the fund holds any of the underlying securities, or holds securities into which the underlying securities have been restructured, on the business day preceding March 2, 2009, the fund is required to sell those securities and the Company will make contributions under the CSA to cover any resulting loss that is not covered by the LOC up to the maximum contribution amount under the CSA.  Under the terms of the second CSA, the Company has agreed to provide up to $7 million in contributions to a fund if the fund recognizes a loss from investments in certain non-asset backed securities or continues to hold the underlying securities at the expiration of the one-year term of the agreement, and at the applicable time, the fund’s net asset value is less than a specified threshold.

During the quarter ended December 31, 2008, Legg Mason also amended ten existing CSAs.  The Company increased the aggregate maximum contributions it will make under five existing CSAs that were entered into in June 2008 from $240 million to $340 million, under three existing CSAs that were entered into in September 2008 from $33 million to $57 million, and under two existing CSAs that were entered into in March 2008 and amended in September 2008 from $750 million to $925 million.  Seven of the amended CSAs support investments in asset backed securities issued by SIVs and in the case of six (aggregating $1.2 billion), expire on March 31, 2009 and the seventh (aggregating $30 million) expires September 18, 2009.  Under the terms of the eighth amended CSA, the Company has agreed to provide up to $25 million in contributions to a fund if the fund recognizes a loss from investments in certain asset backed securities or continues to hold the underlying securities on the business day preceding December 1, 2009 and the fund’s net asset value is less than a specified threshold.  Under the terms of the ninth and tenth amended CSAs (aggregating $27 million), the Company has agreed to provide contributions to two funds if the funds recognize losses from investments in certain non-asset backed securities or continue to hold the underlying securities at the expiration of the one-year terms of the agreements, and at the applicable time, the fund’s net asset value is less than a specified threshold.

During October 2008, $95 million in principal amount of securities supported by the TRS was repaid.  In November 2008, $190 million of securities previously supported by the TRS matured and were paid in full.  The associated derivative asset was reduced by approximately $15.8 million.

In November 2008, $200 million in principal amount of previously supported securities matured and were paid in full.  The related CSA to provide up to $15 million of support to a fund terminated in accordance with its terms and the associated derivative liability totaling $4.3 million was reversed.

During the quarter ended December 31, 2008, Legg Mason amended and restated the TRS to extend its expiration to November 2009 and, due to maturities of and principal payments on the underlying securities, decrease the total amount of securities covered by the TRS from $890 million to $355 million.

In December 2008, Legg Mason paid $1.37 billion, including $6.5 million of accrued interest, to purchase from three liquidity funds an aggregate of $1.36 billion in principal amount of non-

bank sponsored SIV securities that were previously supported by five CSAs.  Upon the purchase of the securities, the five CSAs aggregating $865 million were terminated in accordance with their terms. The Company subsequently sold the $1.36 billion of purchased securities along with $291 million of securities of the same issuer it held to a third party for $279.4 million, excluding transaction costs.  As a result of the sale, the Company incurred a charge to its earnings of $518.3 million ($317.0 million, net of taxes and operating expense adjustments).  This was in addition to charges taken during the three and nine months ended December 31, 2008 on these securities prior to the sale that related to the impact of reduced pricing on the Company’s obligations under the existing support arrangements and the securities of the same issuer it held, of $323.8 million ($195.4 million, net of taxes and operating expense adjustments) and $637.0 million ($379.2 million, net of taxes and operating expense adjustments), respectively.

Under all support arrangements in place at December 31, 2008, the Company had aggregate derivative liabilities of $659.3 million, of which $96.1 million and $311.6 million were established as a result of new or amended support arrangements during the three and nine months ended December 31, 2008, respectively.  As of March 31, 2008, support arrangement derivative assets and liabilities aggregated $45.7 million and $551.7 million, respectively.

Four CSAs with a commitment amount of $58.5 million and cumulative pre-tax losses of $36.3 million as of December 31, 2008, include a recovery clause in which the funds are required to reimburse Legg Mason for all contributions made upon the expiration of the CSAs to the extent that the funds subsequently receive payments from the issuer of the underlying securities or upon the sale or other disposition thereof that exceed the amortized cost of the underlying securities.

In accordance with FIN 46 (R), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51,” these credit and support arrangements described above create variable interests for Legg Mason in the supported liquidity funds. After evaluating both the contractual and implied variable interests in these funds, as of December 31, 3008, Legg Mason has determined that it is not the primary beneficiary of these funds and is therefore not required to consolidate them. The assets under management of these liquidity funds deemed to be significant VIE’s were $58.8 billion as of December 31, 2008.

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

Our financial position and results of operations are materially affected by the overall trends and conditions of the financial markets, particularly in the United States, but increasingly in the other countries in which we operate. Results of any individual period should not be considered representative of future results. Our profitability is sensitive to a variety of factors, including, among other things, the amount and composition of our assets under management, and the volatility and general level of securities prices and interest rates.  Sustained periods of unfavorable market conditions, such as the period we have experienced over the past year, are likely to affect our profitability adversely. In addition, the diversification of services and products offered, investment performance, access to distribution channels, reputation in the market, attracting and retaining key employees and client relations are significant factors in determining whether we are successful in attracting and retaining clients.  For a further discussion of factors that may affect our results of operations, refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, and Part II, Item 1A in this report.  Prolonged unfavorable market conditions may also impact the value of recorded intangible assets and goodwill, resulting in significant impairment losses to operating results.  These matters are discussed further under the heading Critical Accounting Policies that follows.

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

Terms such as “we,” “us,” “our,” and “company” refer to Legg Mason.

Business Environment

The sharp decline in equity markets and continuing dislocations in the credit markets adversely affected the entire financial sector during the quarter.  The equity markets suffered from pullback in consumer spending, which led to weak performance, increased unemployment, and major write downs by financial institutions.  Investors’ confidence continued to weaken during the December quarter, which caused a shift in the markets from equity to US treasury notes and bonds.  In the three months ended December 31, 2008, the NASDAQ Composite Index1 decreased 24%, the S&P 5002 decreased 22%, and the Dow Jones Industrial Average3 decreased 19%.  In the nine months ended December 31, 2008, the S&P 500 and the NASDAQ Composite Index each decreased 32%, and the Dow Jones Industrial Average decreased 28%.  In the three months ended December 31, 2008, the Barclays Capital U.S. Aggregate Bond Index4 and the Barclays Capital Global Aggregate Bond Index4 each increased 5%.  In the nine months ended December 31, 2008, the Barclays Capital U.S. Aggregate Bond Index increased 3% and the Barclays Capital Global Aggregate Bond Index decreased 2%. During the December quarter, the Federal Reserve Board reduced the discount rate by 1.75% to the current rate of 0.25%.  These market pressures contributed to a significant erosion in our assets under management (“AUM”) from net client outflows and market depreciation and, accordingly, in our revenues and net income.  The challenging markets continued into the March quarter with the S&P 500 and Dow Jones Industrial Average each decreasing 9% and the NASDAQ Composite Index decreasing 6% through January 31, 2009.  The Barclays Capital Global Aggregate Bond Index and Barclays Capital U.S. Aggregate Bond Index decreased 3% and 1%, respectively, through January 31, 2009.  During the month of January, we estimate that our AUM declined approximately 5% from December 31, 2008, as a result of negative equity and fixed income market performance and client outflows.  These outflows represent a significant improvement from December quarter outflow levels.

Quarter Ended December 31, 2008 Compared to Quarter Ended December 31, 2007

Assets Under Management

The component changes in our AUM (in billions) for the three months ended December 31 were as follows:

	2008	2007
Beginning of period	$ 841.9	$ 1,011.6
Net client cash flows	(77.0)	(9.1)
Market performance	(66.7)	(4.0)
End of period	$ 698.2	$ 998.5

1 NASDAQ is a trademark of the NASDAQ Stock Market, Inc., which is not affiliated with Legg Mason.

2 S&P is a trademark of Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., which is not affiliated with Legg Mason.

3 Dow Jones Industrial Average is a trademark of Dow Jones & Company, which is not affiliated with Legg Mason.

4 Barclays Capital U.S. Aggregate Bond Index and Barclays Capital Global Aggregate Bond Index are trademarks of Barclays Capital, which is not affiliated with Legg Mason.

AUM by Asset Class

AUM by asset class (in billions) as of December 31 were as follows:

		% of		% of	%
	2008	Total	2007	Total	Change
Equity	$ 148.4	21.3%	$ 320.8	32.1%	(53.7) %
Fixed Income	392.1	56.1	514.5	51.5	(23.8)
Liquidity	157.7	22.6	163.2	16.4	(3.4)
Total	$ 698.2	100.0%	$ 998.5	100.0%	(30.1) %

The component changes in our AUM by asset class (in billions) for the three months ended December 31, 2008 were as follows:

	Equity	Fixed Income	Liquidity	Total
Beginning of period	$ 214.8	$ 451.8	$ 175.3	$ 841.9
Net client cash flows	(17.4)	(42.0)	(17.6)	(77.0)
Market performance	(49.0)	(17.7)	—	(66.7)
End of period	$ 148.4	$ 392.1	$ 157.7	$ 698.2

Average AUM by asset class (in billions) for the three months ended December 31 was as follows:

		% of		% of	%
	2008	Total	2007	Total	Change
Equity	$ 169.6	22.8%	$ 335.6	33.1%	(49.5) %
Fixed Income	408.3	54.8	512.9	50.6	(20.4)
Liquidity	167.2	22.4	165.2	16.3	1.2
Total	$ 745.1	100.0%	$1,013.7	100.0%	(26.5) %

AUM by Division

AUM by division (in billions) as of December 31 were as follows:

		% of		% of	%
	2008	Total	2007	Total	Change
Managed Investments	$ 284.5	40.7%	$ 398.8	39.9%	(28.7) %
Institutional	378.0	54.2	532.4	53.3	(29.0)
Wealth Management	35.7	5.1	67.3	6.8	(47.0)
Total	$ 698.2	100.0%	$ 998.5	100.0%	(30.1) %

The component changes in our AUM by division (in billions) for the three months ended December 31, 2008 were as follows:

	Managed		Wealth
	Investments	Institutional	Management	Total
Beginning of period	$ 346.4	$ 443.3	$ 52.2	$ 841.9
Net client cash flows	(27.7)	(40.4)	(8.9)	(77.0)
Market performance	(34.2)	(24.9)	(7.6)	(66.7)
End of period	$ 284.5	$ 378.0	$ 35.7	$ 698.2

AUM at December 31, 2008, was $698.2 billion, down $300.3 billion, or 30%, from December 31, 2007.  Market performance accounted for $164.5 billion, or 55% of the total change in AUM. Net client cash outflows accounted for $134.6 billion, or 45% of the decrease, and were driven by outflows in fixed income assets of approximately $72 billion and equity outflows of $55 billion. We have experienced net equity outflows in each quarter since the September 2006 quarter and net fixed income outflows for the last four quarters.  We generally earn higher fees and profits on equity AUM, and outflows in this asset class will more negatively impact our revenues and net income than would outflows in other asset classes. Liquidity outflows were $8 billion during this period.

In the last three months, AUM decreased by $143.7 billion, or 17%, from $841.9 billion at September 30, 2008. Net client cash outflows accounted for $77.0 billion, or 54% of the quarter change in AUM.  Market performance had a negative impact of $66.7 billion, accounting for 46% of the change.  There were net client outflows in all asset classes, with fixed income outflows of approximately $42.0 billion, and equity and liquidity asset outflows of approximately $17.4 billion and $17.6 billion, respectively. Equity outflows resulted in part from lower relative investment performance, particularly in some of our key equity products managed by ClearBridge Advisors LLC (“ClearBridge”), Legg Mason Capital Management, Inc. (“LMCM”) and Private Capital Management, LP (“PCM”).  Fixed income outflows resulted in part from lower relative investment performance in certain fixed income products primarily managed by Western Asset Management Company (“Western Asset”).  Permal Group Ltd (“Permal”) also experienced outflows during the quarter.

Assets managed for U.S. domiciled clients accounted for 65% and 66% of total assets managed and non-U.S. domiciled clients represented 35% and 34% of total assets managed as of December 31, 2008 and 2007, respectively.

Revenue by Division

Operating revenues by division (in millions) for the three months ended December 31 were as follows:

		% of		% of	%
	2008	Total	2007	Total	Change
Managed Investments	$ 385.9	53.6%	$ 634.4	53.5%	(39.2) %
Institutional	179.5	24.9	255.5	21.5	(29.7)
Wealth Management	154.6	21.5	296.7	25.0	(47.9)
Total	$ 720.0	100.0%	$ 1,186.6	100.0%	(39.3) %

The decrease in operating revenues in the Managed Investments division was primarily due to decreased mutual fund advisory fees on assets managed by LMCM, ClearBridge and Royce & Associates, LLC (“Royce”), decreased separate account revenues at ClearBridge and decreased distribution and service fee revenues from U.S. retail equity funds.  The decrease in operating revenues in the Institutional division was primarily due to decreased separate account revenues on assets managed by Western Asset, LMCM and Brandywine Global Investment Management, LLC (“Brandywine”).  The decrease in operating revenues in the Wealth Management division was primarily due to decreased fund revenues and performance fees at Permal and decreased separate account revenues at PCM.

Results of Operations

Operating Revenues

Total operating revenues in the quarter ended December 31, 2008 were $720.0 million, down 39% from $1.19 billion in the prior year quarter, primarily as a result of a 26% decrease in average AUM, due to a decline in average equity assets of approximately 49% and average fixed income assets of approximately 20%, offset in part by a slight increase in average liquidity assets.  Operating revenues were also negatively impacted by a decline in performance fees of approximately $47.9 million, or 94%, primarily at Permal.

Investment advisory fees from separate accounts decreased $140.6 million, or 38%, to $225.2 million.  Of this decrease, approximately $98 million was the result of lower average equity assets managed, primarily at PCM, LMCM, ClearBridge and Brandywine, approximately $35 million was the result of lower average fixed income assets managed at Western, and approximately $12 million was the result of the sale of the LMPPG business.

Investment advisory fees from funds decreased $204.0 million, or 34%, to $389.4 million.  Of this decrease approximately $182 million was the result of lower average equity assets managed, primarily at Permal, LMCM, ClearBridge and Royce, approximately $35 million was the result of lower average fixed income assets managed, primarily at Western Asset and Permal, offset by approximately $13 million which was the result of increased liquidity assets managed, primarily at Western Asset.

Performance fees decreased 94% to $2.9 million, as a result of lower performance fees earned by Permal.

Distribution and service fee revenues decreased 42% to $100.0 million, primarily as a result of a decline in average AUM of the retail share classes of our domestic equity funds.

Operating Expenses

Compensation and benefits decreased 47% to $195.2 million.  This decrease was primarily driven by an approximate $127.6 million reduction in revenue-share based incentive compensation related to lower revenues in the current quarter, an approximate $30.8 million decrease in deferred compensation obligations resulting from market losses on invested assets in deferred compensation plans, which is offset in other non-operating income, an approximate $32.1 million reduction in incentive compensation for administrative and sales personnel, and an approximate $21.6 million decrease in profit sharing benefits.  Compensation as a percentage of operating revenues decreased to 27.1% in the current quarter from 30.9% in the prior year quarter, primarily as a result of the incentive compensation reductions for administrative and sales personnel, reduced profit sharing benefits, and unrealized market losses on assets held in deferred compensation plans.

Distribution and servicing expenses decreased 38% to $202.5 million primarily as a result of a decrease in average AUM in certain products for which we pay fees to third-party distributors.

Communications and technology expense decreased 1% to $45.1 million, primarily as a result of an approximate $0.5 million decrease in consulting fees.

Occupancy expense increased 106% to $70.7 million, primarily due to a $36.1 million charge resulting from the default on a sublease agreement we have with a sub-tenant.

Amortization of intangible assets decreased 35% to $9.3 million, primarily as a result of the sale of the LMPPG business and the impact of the write-down of management contracts in the fourth quarter of fiscal 2008, which together reduced amortization expense by approximately $4.0 million.

Impairment charges were $1.2 billion in the December quarter, representing the write-down of goodwill and intangible assets in the Wealth Management division as a result of declines in the AUM and projected cash flows of Wealth Management affiliates.  See Note 5 of Notes to Consolidated Financial Statements for further discussion of the impairment of goodwill and intangible assets.

Other expenses decreased 22% to $45.1 million, primarily as a result of an approximate $6.1 million decrease in travel and promotional expenses and the favorable impact of foreign currency gains of approximately $4.5 million.

Interest income decreased 56% to $8.5 million, primarily due to a decline in average interest rates earned on investment account balances, which resulted in an approximate $15 million decrease, offset in part by higher average investment account balances due to proceeds from the issuance of debt, which resulted in an approximate $4 million increase.

Interest expense increased 80% to $37.5 million, due to $1.15 billion of additional debt issued as part of the Equity Units in the quarter ended June 30, 2008 and the issuance of $1.25 billion of convertible senior notes during the fourth quarter of fiscal 2008, which resulted in an increase of approximately $23.7 million.  These increases were offset in part by the impact of the repayment of $425 million principal amount of 6.75% senior notes in the quarter ended September 30, 2008, and lower interest rates paid on our term loan and revolving credit facility, which together resulted in a decrease of approximately $11.3 million.

Fund support losses increased by $994.8 million to $1.09 billion, largely due to a $842.1 million  realized loss on the sale of securities issued by Axon Financial (“Axon”), and $243.2 million of losses recognized during the current year quarter as a result of additional support for liquidity funds and reduced values on previously supported securities.  See Note 10 of Notes to Consolidated Financial Statements for additional information.

Other non-operating expense increased $72.6 million to $75.6 million.  This increase was primarily driven by an increase of $34.5 million and $21.4 million in unrealized market losses on assets held in deferred compensation plans and proprietary fund products, respectively.

The income tax benefit was $775.0 million compared to income tax expense of $92.3 million in the prior period, primarily as a result of the loss due to the impairment of goodwill and intangible assets and losses related to liquidity fund support. The effective tax rate declined to 34.2% in the current year period, compared to 37.4% in the prior year period, primarily due to the impact of lower relative tax benefits on the impairment charges.

Net loss for the three months ended December 31, 2008 totaled $1.49 billion, or $10.55 per diluted share, a decrease from net income of $154.6 million, or $1.07 per diluted share, in the prior year’s quarter. Cash loss (see Supplemental Non-GAAP Financial Information) declined for the quarter ended December 31, 2008 to $1.82 billion, or $12.88 per diluted share, from cash income of $205.1 million, or $1.42 per diluted share, in the prior year quarter.  These decreases were primarily due to a charge of $1.23 billion ($850.7 million, net of tax or $6.03 per diluted share), related to the impairment of goodwill and intangible assets in our Wealth Management division and an increase in losses, net of income tax benefits and operating expense adjustments, of $639.8 million, or $4.54 per diluted share, related to liquidity fund support, largely the result of the sale of securities issued by Axon.  The pre-tax profit margin decreased to (314.3%) from 20.8% in the prior year period.  The pre-tax profit margin, as adjusted (see Supplemental Non-GAAP Financial Information), for the quarters ended December 31, 2008 and 2007 was (437.3%) and 28.7%, respectively.  During the quarter ended December 31, 2008, losses related to the impairment charges and liquidity fund support reduced the pre-tax profit margin by 170.2 percentage points and 148.6 percentage points, respectively, and the pre-tax profit margin, as adjusted, by 236.8 percentage points and 206.8 percentage points, respectively.  During the quarter ended December 31, 2007, losses related to liquidity fund support reduced the pre-tax profit margin and pre-tax profit margin, as adjusted, by 3.1 and 4.2 percentage points, respectively.

Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007

Assets Under Management

The component changes in our AUM (in billions) for the nine months ended December 31 were as follows:

	2008	2007
Beginning of period	$ 950.1	$ 968.5
Net client cash flows	(115.4)	(7.2)
Market performance	(136.0)	38.5
Acquisitions (dispositions), net	(0.5)	(1.3)
End of period	$ 698.2	$ 998.5

AUM by Asset Class

Average AUM by asset class (in billions) for the nine months ended December 31 were as follows:

		% of		% of	%
	2008	Total	2007	Total	Change
Equity	$ 225.3	26.2%	$ 341.0	34.2%	(33.9) %
Fixed Income	460.6	53.5	493.9	49.5	(6.7)
Liquidity	174.4	20.3	162.0	16.3	7.7
Total	$ 860.3	100.0%	$ 996.9	100.0%	(13.7) %

The component changes in our AUM by asset class (in billions) for the nine months ended December 31, 2008 were as follows:

	Equity	Fixed Income	Liquidity	Total
Beginning of period	$ 271.6	$ 508.2	$ 170.3	$ 950.1
Net client cash flows	(37.7)	(64.9)	(12.8)	(115.4)
Market performance	(85.0)	(51.2)	0.2	(136.0)
Acquisitions (dispositions), net	(0.5)	—	—	(0.5)
End of period	$ 148.4	$ 392.1	$ 157.7	$ 698.2

AUM by Division

The component changes in our AUM by division (in billions) for the nine months ended December 31, 2008 were as follows:

	Managed		Wealth
	Investments	Institutional	Management	Total
Beginning of period	$ 376.6	$ 511.4	$ 62.1	$ 950.1
Net client cash flows	(35.9)	(65.9)	(13.6)	(115.4)
Market performance	(55.7)	(67.5)	(12.8)	(136.0)
Acquisitions (dispositions), net	(0.5)	—	—	(0.5)
End of period	$ 284.5	$ 378.0	$ 35.7	$ 698.2

In the last nine months, AUM decreased by $251.9 billion, or 27%, from $950.1 billion at March 31, 2008, driven by a reduction of $136.0 billion from market performance and $115.4 billion of net client cash outflows.  Net client outflows in fixed income and equity assets of approximately $64.9 billion and $37.7 billion, respectively, account for 89% of total net client flows. Liquidity outflows were approximately $12.8 billion.  Equity outflows resulted in part from lower relative investment performance, particularly in some of our key equity products managed by ClearBridge, LMCM and PCM.  Fixed income outflows resulted in part from lower relative investment performance in certain fixed income products primarily managed by Western Asset.

Revenue by Division

Operating revenues by division (in millions) for the nine months ended December 31 were as follows:

		% of		% of	%
	2008	Total	2007	Total	Change
Managed Investments	$ 1,481.4	54.1%	$ 1,957.3	54.9%	(24.3) %
Institutional	642.0	23.4	776.3	21.8	(17.3)
Wealth Management	616.8	22.5	831.4	23.3	(25.8)
Total	$ 2,740.2	100.0%	$ 3,565.0	100.0%	(23.1) %

The decrease in operating revenues in the Managed Investments division was primarily due to decreased mutual fund revenues at LMCM, ClearBridge and Royce, decreased separate account revenues at ClearBridge and LMPPG, as a result of the sale of the LMPPG business on April 1, 2008, and decreased distribution and service fee revenues from U.S. retail equity funds.  The decrease in operating revenues in the Institutional division was primarily due to decreased separate account revenues at LMCM, Western Asset and Brandywine.  The decrease in operating revenues in the Wealth Management division was primarily due to decreased separate account revenues at PCM and decreased performance fees at Permal.

Results of Operations

Operating Revenues

Total operating revenues in the nine months ended December 31, 2008 were $2.7 billion, down 23% from $3.6 billion in the prior year, primarily as a result of a 14% decrease in average AUM, due to a decline in average equity assets of approximately 34% and average fixed income assets of approximately 7%, offset in part by an increase in average liquidity assets of approximately 8%.  Operating revenues were also negatively impacted by a decline in performance fees of approximately $113.0 million, or 87%.

Investment advisory fees from separate accounts decreased $297.8 million, or 27%, to $824.9 million.  Of this decrease, approximately $232 million was the result of lower average equity assets managed, primarily at ClearBridge, PCM, LMCM and Brandywine, approximately $35 million was the result of lower average fixed income assets managed at Western Asset, and $33.0 million was the result of the sale of the LMPPG business.

Investment advisory fees from funds decreased $261.7 million, or 15%, to $1.5 billion.  Of this decrease approximately $298 million was the result of lower average equity assets managed, primarily at LMCM, ClearBridge, Permal and Royce, approximately $10 million was the result of lower average fixed income assets managed, primarily at Western Asset, offset by approximately $46 million which was the result of increased liquidity assets managed, primarily at Western Asset.

Performance fees decreased 87% to $16.5 million, primarily as a result of lower performance fees earned by Permal, Royce and Legg Mason International Equities.

Distribution and service fee revenues decreased 27% to $389.3 million, primarily as a result of a decline in average AUM of the retail share classes of our domestic and international equity funds, which resulted in a decrease of approximately $126.1 million.

Operating Expenses

Compensation and benefits decreased 28% to $895.1 million. This decrease was primarily driven by an approximate $253.2 million reduction in revenue-share based incentive compensation related to lower revenues in the nine months ended December 31, 2008, an approximate $58.9 million decrease in deferred compensation obligations resulting from market losses on invested assets of deferred compensation plans, an approximate $37.7 million reduction in incentive compensation expense for administrative and sales personnel, and an approximate  $22.8 million decrease in profit sharing benefits.  These decreases were offset in part by an approximate $25.4 million increase in salary expense resulting from the impact of an increase in headcount at the end of the prior fiscal year.  Compensation as a percentage of operating revenues decreased to 32.7% in the current year period from 34.9% in the prior year period, primarily as a result of compensation reductions related to unrealized market losses on assets held in deferred compensation plans, incentive compensation reductions for administrative and sales personnel, and lower profit sharing benefits, which were partially offset by fixed compensation costs of administrative and sales personnel which do not vary with revenues.

Distribution and servicing expenses decreased 19% to $789.3 million primarily as a result of a decrease in average AUM in certain products for which we pay fees to third-party distributors.

Communications and technology expense increased 3% to $144.5 million, primarily as a result of an approximate $9.4 million increase in depreciation expense and other expenditures related to investment management infrastructure, offset in part by an approximate $5.6 million decrease in consulting fees.

Occupancy expense increased 44% to $138.6 million, primarily due to a $36.1 million charge resulting from the default on a sublease agreement by a bankrupt sublessee and a $4.2 million charge for a loss on new sublease arrangements.

Amortization of intangible assets decreased 35% to $28.5 million, primarily as a result of the sale of the LMPPG business and the impact of the write-down of an intangible asset in the fourth quarter of fiscal 2008, which reduced amortization expense by approximately $12.0 million.

Impairment charges were $1.2 billion in the December quarter, representing the write-down of goodwill and intangible assets in the Wealth Management division as a result of declines in the AUM and projected cash flows of certain Wealth Management affiliates.  See Note 5 of Notes to Consolidated Financial Statements for further discussion of the impairment of goodwill and intangible assets.

Other expenses decreased 11% to $142.9 million, primarily as a result of a decrease in professional fees and travel and promotional expenses, which together resulted in a $14.3 million decrease.

Interest income decreased 2% to $52.8 million, primarily as a result of a decline in average interest rates earned on investment balances, which reduced interest by $33.0 million, offset by higher average investment account balances due to proceeds from the issuance of debt, which increased interest by $31.8 million.

Interest expense increased 105% to $111.9 million, due to $1.15 billion of debt issued in May 2008 as part of the Equity Units, and $1.25 billion of the 2.5% convertible senior notes issued in January 2008, and $500 million of borrowings under our $1.0 billion unsecured revolving credit facility in the third quarter of fiscal 2008, which resulted in an increase of approximately $75.6 million.  These increases were offset in part by the impact of the repayment of $425 million principal amount of 6.75% senior notes and lower interest rates paid on our term loan and revolving credit facility during the nine months ended December 31, 2008, which together resulted in a decrease of $27.3 million.

Fund support losses increased from $90.5 million to $1.68 billion, largely due to the sale of securities issued by Axon, along with additional support for liquidity funds and reduced values on previously supported securities.  See Note 10 of Notes to Consolidated Financial Statements for additional information.

Other non-operating income (expense) decreased $128.2 million to ($112.9) million, primarily as a result of an increase of $64.8 million and $46.0 million in unrealized market losses on assets held in deferred compensation plans and proprietary fund products, respectively.

The income tax benefit was $849.5 million compared to income tax expense of $313.5 million in the prior year, primarily as a result of the loss due to the impairment of goodwill and intangible assets and losses related to liquidity fund support. The effective tax rate was 34.4% in the current year period compared to 37.5% in the prior year period, primarily due to the impact of lower relative tax benefits on impairment charges.

Net loss for the nine months ended December 31, 2008 totaled $1.62 billion, or $11.54 per diluted share.  Cash loss (see Supplemental Non-GAAP Financial Information) for the nine months ended December 31, 2008 was $1.86 billion, or $13.24 per diluted share, down from cash income of $675.8 million, or $4.68 per diluted share, in the prior year period. These decreases were primarily due to an increase in losses, net of income tax benefits and operating expense adjustments, of $986.4 million, or $7.01 per diluted share, related to liquidity fund support, largely the result of the sale of securities issued by Axon, and a pre-tax charge of $1.23 billion ($850.7 million, net of tax, or $6.05 per diluted share), related to the impairment of goodwill and intangible assets in our Wealth Management division.  The pre-tax profit margin decreased to (90.2%) from 23.5% in the prior year period.  The pre-tax profit margin, as adjusted (see Supplemental Non-GAAP Financial Information), for the nine months ended December 31, 2008 and 2007 was (126.8%) and 32.2%, respectively.  During the nine months December 31, 2008, losses related to liquidity fund support and the impairment of goodwill and intangible assets reduced the pre-tax profit margin by 59.6 percentage points and 44.7 percentage points, respectively, and the pre-tax profit margin, as adjusted, by 83.6 percentage points and 62.8 percentage points, respectively.  During the nine months ended December 31, 2007, losses related to liquidity fund support reduced the pre-tax profit margin and the pre-tax profit margin, as adjusted, by 1.0 and 1.4 percentage points, respectively.

Quarter Ended December 31, 2008 Compared to Quarter Ended September 30, 2008

Net loss for the quarter ended December 31, 2008 was $1.49 billion, or $10.55 per diluted share, compared to net loss of $103.8 million, or $0.74 per diluted share, in the quarter ended September 30, 2008.  Operating revenues decreased 25%, from $966.1 million in the September 2008 quarter to $720.0 million in the December 2008 quarter, reflecting a 17% decrease in average AUM.  Operating expenses increased 140%, from $745.9 million in the September quarter to $1.8 billion in the December quarter.  This increase was primarily driven by a $1.2 billion charge related to the impairment of goodwill and intangible assets in our Wealth Management division and a $36.1 million charge resulting from the default on a sublease agreement by a major investment bank.  See Note 5 of Notes to Consolidated Financial Statements for further discussion of the impairment of goodwill and intangible assets.  These charges were partially offset by a reduction in compensation and benefits of 39%, or $126.9 million, resulting from lower revenue-share based incentive compensation expense, related to the decline in revenues during the December quarter, reductions in incentive compensation expense for administrative and sales personnel and profit sharing benefits, and unrealized market losses on assets held in deferred compensation plans.  Distribution and servicing expense also decreased by 27%, as a result of a decrease in average AUM in products for which we pay fees to third-party distributors.  Fund support losses increased $760.7 million, largely due to an $842.1 million loss on the sale of securities issued by Axon, offset in part by smaller value reductions on SIV securities relative to the September quarter.  Other non-operating expense increased by $37.0 million, to $75.6 million in the December quarter, primarily as a result of an increase in unrealized market losses on assets held in deferred compensation plans and proprietary fund products of approximately $17.0 million and $6.8 million, respectively.

Cash loss (see Supplemental Non-GAAP Financial Information) was $1.82 billion, or $12.88 per diluted share, for the December quarter, compared to a cash loss of $54.0 million, or $0.38 per diluted share, for the September quarter.  The decrease was primarily attributable to the impairment of goodwill and intangible assets of $1.23 billion and the $471.5 million increase in losses, net of tax and operating expense adjustments, related to liquidity fund support.  The pre-tax profit margin declined from (16.5%) in the September quarter to (314.3%) in the December quarter.  The pre-tax profit margin, as adjusted (See Supplemental Non-GAAP Financial Information), declined from (23.3%) in the September quarter to (437.3%) in the December quarter.  During the quarter ended December 31, 2008, charges related to the impairment of intangible assets and goodwill reduced the pre-tax profit margin and pre-tax profit margin, as adjusted, by 170.2 and 236.7 percentage points, respectively.  During the quarters ended December 31, 2008 and September 30, 2008, losses related to liquidity fund support reduced the pre-tax profit margin by 148.7 and 32.0 percentage points, respectively, and reduced the pre-tax profit margin, as adjusted, by 206.8 and 45.1 percentage points, respectively.

Supplemental Non-GAAP Financial Information

Cash Income (Loss)

As supplemental information, we are providing a performance measure that is based on a methodology other than generally accepted accounting principles (“non-GAAP”) for “cash income” that management uses as a benchmark in evaluating and comparing the period-to-period operating performance of Legg Mason. We define “cash income” as net income (loss), plus amortization and deferred taxes related to intangible assets and goodwill less deferred income taxes on goodwill and indefinite-life intangible asset impairment. We believe that cash income provides a good representation of our operating performance adjusted for non-cash acquisition related items and it facilitates comparison of our results to the results of other asset management firms that have not engaged in significant acquisitions, including any related goodwill or intangible asset impairments. We also believe that cash income is an important metric in estimating the value of an asset management business. This measure is provided in addition to net income, but is not a substitute for net income and may not be comparable to non-GAAP performance measures, including measures of cash earnings or cash income, of other companies. Further, cash income is not a liquidity measure and should not be used in place of cash flow measures determined under GAAP. We consider cash income to be useful to investors because it is an important metric in measuring the economic performance of asset management companies, as an indicator of value and because it facilitates comparisons of our operating results with the results of other asset management firms that have not engaged in significant acquisitions.

In calculating cash income, we add the impact of the amortization of intangible assets from acquisitions, such as management contracts, to net income to reflect the fact that this non-cash expense makes it difficult to compare our operating results with the results of other asset management firms that have not engaged in significant acquisitions. Deferred taxes on indefinite-life intangible assets and goodwill represent actual tax benefits that are not realized under GAAP absent an impairment charge or the disposition of the related business. Because we actually receive these tax benefits on indefinite-life intangible assets and goodwill over time, we add them to net income in the calculation of cash income.  Conversely, we subtract income taxes on these impairment charges that have been recognized under GAAP.

Should a disposition or impairment charge occur on indefinite-life intangible assets or goodwill, its impact on cash income may distort actual changes in the operating performance or value of our firm. Accordingly, we monitor changes in indefinite-life intangible assets and goodwill and the related impact, including taxes, on cash income to ensure appropriate adjustments and explanations accompany disclosures of cash income.

Although depreciation and amortization of fixed assets are non-cash expenses, we do not add these charges in calculating cash income because these charges are related to assets that will ultimately require replacement.

A reconciliation of net income (loss) to cash income (loss) (in thousands except per share amounts) is as follows:

	Three Months Ended			December 2008 Compared to September 2008	December 2008 Compared to December 2007
	December 31,	September 30,	December 31,
	2008	2008	2007
Net income (loss)	$ (1,487,823)	$ (103,751)	$ 154,582	n/m %	n/m %
Plus (less):
Amortization of intangible assets	9,252	9,599	14,155	(3.6)	(34.6)
Deferred income taxes on intangible assets	37,260	40,201	36,385	(7.3)	2.4
Deferred income taxes on impairment charges	(374,353)	—	—	n/m	n/m
Cash income (loss)	$ (1,815,664)	$ (53,951)	$ 205,122	n/m	n/m

Net income (loss) per diluted share	$ (10.55)	$ (0.74)	$ 1.07	n/m	n/m
Amortization of intangible assets	0.07	0.07	0.10	—	(30.0)
Deferred income taxes on intangible assets	0.26	0.29	0.25	(10.3)	4.0
Deferred income taxes on impairment charges	(2.66)	—	—	n/m	n/m
Cash income (loss)	$ (12.88)	$ (0.38)	$ 1.42	n/m	n/m

	Nine Months Ended December 31,		Period to Period Change
	2008	2007
Net income (loss)	$ (1,622,847)	$ 523,061	n/m %
Plus (less):
Amortization of intangible assets	28,475	43,585	(34.7)
Deferred income taxes on intangible assets	107,115	109,125	(1.8)
Deferred income taxes on impairment charges	(374,353)	—
Cash income (loss)	$ (1,861,610)	$ 675,771	n/m

Net income (loss) per diluted share	$ (11.54)	$ 3.62	n/m
Amortization of intangible assets	0.20	0.30	(33.3)
Deferred income taxes on intangible assets	0.76	0.76	—
Deferred income taxes on impairment charges	(2.66)	—	n/m
Cash income (loss)	$ (13.24)	$ 4.68	n/m

n/m- not meaningful

The decrease in cash income (loss) from the quarter and nine months ended December 31, 2007  is attributable to the impairment of goodwill and intangible assets of $850.7 million, net of tax, or $6.03 and $6.05 per diluted share, respectively.  Net losses related to liquidity fund support, largely the result of the sale of securities issued by a SIV, of $639.8 million, or $4.54 per diluted share and $986.4 billion, or $7.01 per diluted share, for the quarter and nine months ended December 31, 2008, respectively, also contributed to the decrease.  The increase in cash loss from the quarter ended September 30, 2008, is primarily due to the impairment of goodwill and intangible assets of $850.7 million, net of tax, or $6.03 per diluted share, and an increase in net losses related to liquidity fund support of $471.5 million, or $3.35 per diluted share.  Cash loss for the quarter and nine months ended December 31, 2008 also include a $374.4 million reduction for income taxes benefits on the impairment charge that have been recognized under U.S. GAAP.

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

A reconciliation of pre-tax profit margin adjusted for distribution and servicing expense is as follows:

	Three Months Ended
	December 31,	September 30,	December 31,
	2008	2008	2007
Operating Revenues, GAAP basis	$ 719,988	$ 966,137	$1,186,644
Less:
Distribution and servicing expense	202,502	278,969	326,698
Operating Revenues, as adjusted	$ 517,486	$ 687,168	$ 859,946

Income (Loss) before Income Tax Provision (Benefit) and Minority Interests	$ (2,262,922)	$ (159,818)	$ 246,992

Pre-tax profit margin, GAAP basis	(314.3%)	(16.5%)	20.8%
Pre-tax profit margin, as adjusted	(437.3)	(23.3)	28.7

	Nine Months Ended
	December 31,
	2008	2007
Operating Revenues, GAAP basis	$ 2,740,156	$ 3,564,963
Less:
Distribution and servicing expense	789,344	969,312
Operating Revenues, as adjusted	$ 1,950,812	$ 2,595,651

Income (Loss) before Income Tax Provision (Benefit) and Minority Interests	$ (2,472,702)	$ 836,759

Pre-tax profit margin, GAAP basis	(90.2%)	23.5%
Pre-tax profit margin, as adjusted	(126.8)	32.2

During the quarters ended December 31, 2008 and September 30, 2008, losses related to liquidity fund support reduced the pre-tax profit margin by 148.6 and 32.0 percentage points, respectively, and reduced the pre-tax profit margin, as adjusted, by 206.8 and 45.1 percentage points, respectively.  During the quarter ended December 31, 2008, losses related to the impairment of goodwill and intangible assets reduced the pre-tax profit margin and the pre-tax profit margin, as adjusted, by 170.2 and 236.8 percentage points, respectively.  During the nine months ended December 31, 2008 and 2007, losses related to liquidity fund support reduced the pre-tax profit margin by 59.6 and 1.0 percentage points, respectively, and reduced the pre-tax profit margin, as adjusted, by 83.6 and 1.4 percentage points, respectively.  During the nine months ended December 31, 2008, losses related to the impairment of goodwill and intangible assets reduced the pre-tax profit margin and the pre-tax profit margin, as adjusted, by 44.7 and 62.8 percentage points, respectively.

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

Our assets consist primarily of intangible assets, cash and cash equivalents, goodwill, restricted cash, investment advisory and related fees and other current receivables.  Our assets have been principally funded by equity capital, long-term debt and the results of our on-going operations.  At December 31, 2008, our cash, excluding restricted cash, total assets, long-term debt and stockholders’ equity were $1.6 billion, $10.1 billion, $3.0 billion and $4.8 billion, respectively. Restricted cash of $0.8 billion at December 31, 2008 represents amounts pledged to secure our obligations under capital support agreements, letters of credit and a total return swap arrangement, all of which were entered into as part of our liquidity fund support.

The following table summarizes our consolidated statements of cash flows for the nine months ended December 31 (in millions):

	2008	2007
Cash flows from operating activities	$ 379.2	$ 772.1
Cash flows used for investing activities	(869.4)	(1,022.4)
Cash flows from financing activities	592.2	247.8
Effect of exchange rate changes	(2.7)	8.9
Net change in cash and cash equivalents	99.3	6.4
Cash and cash equivalents, beginning of period	1,463.5	1,183.6
Cash and cash equivalents, end of period	$ 1,562.8	$ 1,190.0

Cash flows from operating activities were $379.2 million during the nine months ended December 31, 2008 compared to cash flows of $772.1 million for the prior fiscal period. The decrease in operating cash flows is primarily due to lower revenues and earnings reflected in our current year results of operations.

Cash outflows for investing activities during the nine months ended December 31, 2008 were $869.4 million, primarily attributable to the purchase of SIV securities from our liquidity funds, which used $1.4 billion, net of cash collateral returned upon termination of associated support agreements, $509.6 million in additional collateral provided for increased support of liquidity funds, and payments for fixed assets, primarily leasehold improvements, of $89.3 million. As discussed below, the liquidity fund support payments were funded in part with a portion of the proceeds of two debt issuances during calendar year 2008. The outflows were offset, in part, by proceeds from the sale of securities purchased under agreements to resell and SIV securities of $604.6 million and $257.3 million, respectively, cash proceeds of $181.1 million received for the sale of the LMPPG and the return of a portion of a contingent earnout payment from the PCM acquisition of $68.4 million that was previously funded into escrow.

Cash flows from financing activities provided $592.2 million, primarily due to the $1.11 billion in net proceeds from the offering of Equity Units in May, offset in part by the repayment of the $425 million 6.75% senior notes in July and dividend payments of $101.8 million.  We issued the Equity Units to provide capital for general corporate purposes, including supporting liquidity funds.  A portion of the proceeds of the Equity Units offering and of a $1.25 billion offering of convertible senior notes in January 2008 has been used to help fund the liquidity fund support and the senior notes repayment discussed above.  On January 27, 2009, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.24 per share.

We expect that over the next twelve months our operating activities will cover our operating cash needs and provide excess cash.  During the past year, difficult market conditions have contributed to a reduction in our AUM and revenues and resulted in a reduction in the cash generated by our operations, which is our primary source of added liquidity.  If this trend continues, we would expect that the available cash generated by our operations would decrease. However, in an effort to mitigate the effects of poor market conditions and revenue declines on our cash flows from operations we will reduce our corporate expenses by $135 million on a run rate basis as of March 31, 2009.  In addition, we also anticipate receiving approximately $400 million in tax refunds in fiscal 2010, primarily attributable to the tax benefit on the realized loss incurred on the sale of securities issued by Axon.  These refunds are expected to be received as early as June 2009.

During fiscal 2008, we initiated a plan to repatriate accumulated earnings of approximately $225 million from certain foreign subsidiaries in order to replenish funds used for the contingent acquisition payment in the U.S. to the former owners of Permal. We repatriated approximately $36 million of these funds during fiscal 2008.  We anticipate repatriating additional amounts starting in fiscal year 2010 although timing is currently uncertain.  Any repatriated amounts will effectively increase our available cash.

In addition to our ordinary operating cash needs, as discussed above, we anticipate several other cash needs during the next twelve months.  The largest of these is expected to be funding actions taken to support liquidity funds.  As of December 31, 2008, $1.8 billion in face amount of SIV securities were held by liquidity funds managed by our subsidiary or subject to a total return swap arrangement.  Of this amount, we have supported approximately $1.4 billion in face amount of securities through support arrangements with the funds and the TRS arrangement under which we have incurred aggregate maximum commitments of $1.1 billion.  These support obligations are secured by $0.8 billion of restricted cash.  We expect that we will likely utilize additional cash over the next year to provide additional fund support or additional collateral under the TRS arrangement, potentially including to purchase securities from the funds.  As discussed below, most of our liquidity fund support arrangements will expire in the near future unless they are extended, which will trigger cash needs that we have anticipated.  While the amounts of cash we will utilize can not be predicted at this time, we will have available, in addition to our excess cash flows from operations, our entire restricted cash balance of $0.8 billion, approximately $1.0 billion in available cash, which excludes expected working capital requirements of $0.6 billion, and $0.4 billion in anticipated tax refunds to address our cash needs.  If we, or the funds, elect to sell additional SIV securities, including the $363 million in face amount of securities that we currently own, we or the funds will receive some cash in the sale, although the amount received is likely to be significantly less than the face amount of securities sold.

In addition to liquidity fund support, we anticipate several other non-operating cash needs in the next year.  In November 2009, we may be required to pay up to $286 million under the agreements governing the Permal acquisition, with the amount of the payment to be determined based on Permal’s operating results. The final payment for this transaction in November 2011 will be between $60 million and $320 million based on Permal’s results and the amount of the 2009 payment.  In addition, during fiscal year 2010 we will move into a new corporate headquarters.  We expect to incur total costs for the new building of approximately $84 million, primarily for leasehold improvements, fixtures and furniture, of which approximately $17 million was paid during the nine months ended December 31, 2008.  We may also elect to utilize our available resources for any number of activities, including for seed capital investments in new products and to repay outstanding debt.

As described above, we currently project that our available cash and cash flows from operating activities will be sufficient to fund our liquidity needs.  Accordingly, we do not currently expect to raise additional debt or equity financing over the next twelve months.  There can be no assurances of these expectations, however, as our projections could prove to be incorrect, currently unexpected events may occur that require additional liquidity or market conditions might significantly worsen, affecting our results of operation and generation of available cash.  If this were to occur, we would likely seek to manage our available resources by taking actions such as cutting additional operating costs, reducing our expected expenditures on investments and other costs, reducing our dividends, selling assets (such as SIV securities or other investments), repatriating earnings from foreign subsidiaries, or modifying revenue sharing arrangements with our affiliates.  Should these types of actions prove insufficient, we may seek to raise additional equity or debt.  However, current market conditions would make it difficult to raise additional capital, and would increase the costs of doing so.  In addition, our debt covenants currently prevent us from incurring more than $250 million in additional indebtedness.

Financing Transactions

In May 2008, we issued 23 million Equity Units for $1.15 billion, of which $50 million was used to pay issuance costs.  Each unit consists of a 5% interest in $1,000 principal amount of 5.6% senior notes due June 30, 2021 and a purchase contract to purchase a varying number of shares of our common stock by June 30, 2011. The notes and purchase contracts are separate and distinct instruments, but their terms are structured to simulate a conversion of debt to equity and potentially remarketed debt approximately three years after issuance.  The holders also receive a quarterly contract adjustment payment on the purchase contract at an annual rate of 1.4% of the commitment amount and are required to pledge their interests in the senior notes to us as collateral on their purchase commitment. The net proceeds from the Equity Units offering of approximately $1.11 billion are being used for general corporate purposes, which to date has primarily included support of liquidity funds managed by subsidiaries and repayment of outstanding debt.

The agreements entered into as part of our January 2008 issuance of $1.25 billion in 2.5% convertible senior notes prevent us, with certain exceptions, from issuing more than $250 million in additional debt at any time when our debt to EBITDA ratio (as defined in the documents) exceeds 2.5.  The May 2008 issuance of Equity Units resulted in our debt to EBITDA ratio exceeding that limit, although we received a waiver of the covenant to allow us to complete the transaction.  The December 2008 sale of Axon securities reduced our EBITDA under the definition, thus further increasing our ratio for purposes of this covenant.  As a result of these two events, we may not, subject to a few limited exceptions, incur more than $250 million in new indebtedness until the effects of the sale of Axon securities drops out of the trailing twelve month EBITDA calculation and when we have substantially reduced our outstanding indebtedness.

Our $1 billion revolving line of credit, of which $500 million is currently outstanding, and our $500 million term loan also contain financial covenants.   These covenants include: maximum debt to EBITDA ratio of 3.0; minimum EBITDA to interest expense ratio of 4.0; and a minimum cash requirement of $250 million.  The maximum debt to EBITDA ratio was increased from 2.5 to 3.0 in a November 2008 amendment.  Debt is defined to include all obligations for borrowed money and under capital leases.  EBITDA is defined as consolidated net income plus/minus tax expense, interest expense, depreciation and amortization, amortization of intangibles, any extraordinary expenses or losses, any non-cash charges and up to $2.75 billion in realized losses resulting from liquidity fund support.  As of December 31, 2008, Legg Mason’s debt to EBITDA ratio was 2.1 and EBITDA to interest expense ratio was 6.9, and therefore Legg Mason is in compliance with these covenants.  If our net income further declines, as a result of continued difficult market conditions or for other reasons, it may impact our ability to maintain compliance with these covenants.  If we determine that our compliance with these covenants may be under pressure, we may elect to take a number of actions, including reducing our expenses in order to increase our EBITDA, using available cash to repay all or a portion of our $1.0 billion outstanding debt subject to these covenants or seeking to negotiate with our lenders to modify the terms or to restructure our debt.  Using available cash to repay indebtedness would make the cash unavailable for other uses and might affect the liquidity discussions and conclusions above.  Entering into any modification or restructuring of our debt would likely result in additional fees or interest payments.

During the quarter ended September 30, 2008, Standard and Poor’s Rating Services revised the outlook on its rating on Legg Mason to negative from stable.  During the quarter ended December 31, 2008, Moody’s Investors Service downgraded Legg Mason’s senior debt rating to A3 from A2 and Fitch Ratings downgraded Legg Mason to A- from A.  None of these changes had a material impact on our costs of debt.  Moody's placed Legg Mason's A3 senior debt rating on review for possible downgrade on February 2, 2009.

Liquidity Fund Support

Our liquidity fund support has taken the form of capital support agreements, letters of credit, a total return swap and purchases of securities from funds as more fully described in Note 10 of Notes to Consolidated Financial Statements.

As of December 2008, the support amounts and related cash collateral (in thousands) were as follows:

Description	Transaction Date	Support Amount	Cash Collateral(1)
Purchase of Canadian Conduit Securities(2)	December 2007	$ 80,000	$ —
Total Return Swap(3)	December 2007	355,000	209,411
Letter of Credit/Capital Support Agreement(4)	March 2008/ December 2008	285,000	135,000
Capital Support Agreements(4)(9)	March 2008/ September 2008/ December 2008	275,000	275,000
Purchase of Non-bank Sponsored SIVs(5)	June 2008	57,000	—
Capital Support Agreements(6)(9)	June 2008/ December 2008	125,000	125,000
Capital Support Agreements(7)	September 2008/ December 2008	64,000	63,500
Purchase of Non-bank Sponsored SIVs(8)(9)	September 2008	208,000	—
Capital Support Agreements(10)	October 2008	7,000	7,000
Total		$ 1,456,000	$ 814,911

(1)

Included in restricted cash on the Consolidated Balance Sheet

(2)

Pertains to the Legg Mason Western Asset Canadian Money Market Fund

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

(8) Securities issued by SIVs.  Pertains to Citi Institutional Liquidity Fund P.L.C. (USD Fund)

(9) Securities previously supported under capital support arrangements were purchased from the Citi Institutional Liquid Reserves Portfolio, Western Asset Money Market Fund, and Legg Mason Global Funds P.L.C. at an aggregate par value of $1.36 billion; these securities and securities purchased from the Citi Institutional Liquidity Fund P.L.C. (USD Fund) in September 2008 with an aggregate par value of $291 million were sold.

(10)Pertains to Citi Institutional Liquidity Fund P.L.C. (USD Fund)

During the nine months ended December 31, 2008, we entered into and amended various capital support agreements (“CSAs”).  Under the terms of the new and amended CSAs, we have agreed to provide up to a maximum of $1.07 billion in support to particular liquidity funds in certain circumstances upon the funds realizing a loss from specific underlying securities.  We provided $1.07 billion in collateral to support each CSA up to the maximum contribution amount.  CSAs aggregating $865 million terminated in accordance with their terms upon the purchase of the underlying securities from the funds, as described below, and $865 million of collateral was returned.

In September 2008, we provided additional support to a liquidity fund in the form of two standby letters of credit (“LOCs”) in the total amount of approximately $257 million.  We provided collateral equal to the total support amount under the LOCs.  These LOCs terminated in accordance with their terms upon the purchase of the underlying securities from the funds, as described below, and the $257 million of collateral was returned.

During the nine months ended December 31, 2008, we paid $1.98 billion for an aggregate of $1.97 billion in principal amount (plus $22.6 million of accrued interest) of previously supported non-bank sponsored SIV securities from five liquidity funds.  Upon the purchase of the securities, six existing letters of credit and related letter agreements aggregating $592 million and five existing CSAs aggregating $865 million were terminated in accordance with their terms. Collateral of $1.41 billion was returned, which includes the return of $865 million and $257 million of collateral provided during the current year to support new or amended CSAs and LOCs, respectively.

In December 2008, we sold $1.65 billion of the purchased securities to a third party for $257.3 million net of transaction costs.

In November 2008, $200 million in principal amount of previously supported securities matured and were paid in full.  The related CSA to provide up to $15 million of support to a fund terminated in accordance with its terms.  Collateral of $15 million was returned.

During the nine months ended December 31, 2008, $440 million in principal amount of securities previously supported under the total return swap arrangement matured and were paid in full.  An additional $95 million in principal amount of securities under the total return swap arrangement was repaid. Also during the nine month period, non-bank sponsored SIV securities purchased from a Dublin-domiciled liquidity fund in fiscal year 2008 matured and $82 million in principal amount and interest was paid in full.

Five of our remaining CSAs and the letter of credit to provide an aggregate $660 million of support to the funds expire on or before March 31, 2009, with the remaining CSAs and total return swap expiring during the next fiscal year.  If the funds or bank continue to hold the underlying securities and market conditions have not improved when the agreements expire, we will likely be required to utilize significant amounts of cash to address our obligations under these support arrangements.  While no assurances can be given, we are pursuing extending the expiring support arrangements.  We have sufficient cash and cash equivalents on hand, including restricted cash, to meet our obligations under the liquidity fund support currently in place.  Alternatively, we may elect to purchase underlying securities from the funds or the bank upon the expiration of the support arrangements, which would require us to utilize more cash to pay the purchase price.  Similarly, we will be required to use significant amounts of cash if we elect to purchase SIV securities from the funds at any other time or if the funds elect to sell supported securities.

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

The following table sets forth these contractual and contingent obligations (in millions) by fiscal year as of December 31, 2008, unless otherwise noted:

	Remaining 2009	2010	2011	2012	2013	Thereafter	Total
Contractual Obligations
Short-term borrowings(1)	$ —	$ 500.0	$ —	$ —	$ —	$ —	$ 500.0
Long-term borrowings by contract maturity	2.2	8.3	554.0	2.9	1.2	2,407.7	2,976.3
Coupon interest on short-term and long-term borrowings(2)	44.4	142.4	121.9	112.3	112.2	727.7	1,260.9
Minimum rental and service commitments	43.0	161.7	107.0	98.4	92.1	738.9	1,241.1
Minimum commitments under capital leases(3)	29.5	2.4	2.4	0.2	—	—	34.5
Total Contractual Obligations	119.1	814.8	785.3	213.8	205.5	3,874.3	6,012.8
Contingent Obligations
Contingent payments related to business acquisitions(4)	—	293.5	—	60.0	—	—	353.5
Letters of credit(5)	150.0	—	—	—	—	—	150.0
Capital support(5)	510.0	95.5	—	—	—	—	605.5
Total return swap(5,6)	—	367.0	—	—	—	—	367.0
Total Contractual and Contingent Obligations(7,8)	$ 779.1	$1,570.8	$ 785.3	$ 273.8	$ 205.5	$ 3,874.3	$ 7,488.8

(1) Represents borrowing under our revolving line of credit which does not expire until October 2010.  However, we may elect to repay this debt in fiscal 2010 if we have sufficient available cash.

(2) Coupon interest on floating rate long-term debt is based on rates at December 31, 2008 and includes 1.4% contract adjustment payments on Equity Units.

(3) The amount of commitments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of the agreements.

(4)

The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of business purchase agreements.

(5) The amount of contingent obligations for liquidity fund support represents the maximum amount that could be payable at any time up through the contracts’ termination dates, of which $816 million of cash has already been restricted.

(6) Includes approximately $12.1 million of estimated financing costs.

(7)

The table above does not include approximately $36.3 million in capital commitments to investment partnerships in which Legg Mason is a general or limited partner. These obligations will be funded, as required, through the end of the commitment periods that range from fiscal 2009 to 2011.

(8)

The table above does not include amounts for uncertain tax positions of $19.7 million (net of the federal benefit for state tax liabilities) because the timing of any related cash outflows cannot be reliably estimated.

Critical Accounting Policies

The following critical accounting policies have been updated from our Annual Report on Form 10-K for the year ended March 31, 2008.  Accounting policies are an integral part of the preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding our reported results of operations and financial position. Certain critical accounting policies require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the consolidated financial statements. Due to their nature, estimates involve judgment based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on the consolidated financial statements.

Intangible Assets and Goodwill

Balances as of December 31, 2008 are as follows:

	Wealth Management	Managed Investments	Institutional	Total
Amortizable asset management contracts	$ 35,764	$ 133,015	$ 16,422	$ 185,201
Indefinite life intangible assets	947,000	2,806,060	—	3,753,060
Trade names	68,000	7,700	—	75,700
Goodwill	186,588	955,511	103,012	1,245,111
	$1,237,352	$ 3,902,286	$ 119,434	$ 5,259,072

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

In allocating the purchase price of an acquisition to intangible assets, we must determine the fair value of the assets acquired. We determine fair values of intangible assets acquired based upon projected future cash flows, which take into consideration estimates and assumptions including profit margins, growth or attrition rates for acquired contracts based upon historical experience, estimated contract lives, discount rates, projected net client flows and investment or market performance. The determination of estimated contract lives requires judgment based upon historical client turnover and attrition rates and the probability that contracts with termination provisions will be renewed.  The discount rate employed is a weighted average cost of capital that takes into consideration a premium representing the degree of risk inherent in the asset.

 Goodwill represents the residual amount of acquisition cost in excess of identified tangible and intangible assets and assumed liabilities.

Amortizable Intangible Assets

Intangible assets subject to amortization are considered for impairment at each reporting period using an undiscounted cash flow analysis. Significant assumptions used in assessing the recoverability of management contract intangible assets include projected cash flows generated by the contracts and the remaining lives of the contracts. Projected cash flows are based on fees generated by current AUM for the applicable contracts. Contracts are generally assumed to turnover evenly throughout the life of the intangible asset. The remaining life of the asset is based upon factors such as average client retention and client turnover rates. If the amortization periods are not appropriate, the expected lives are adjusted and the impact on the fair value is assessed.  Actual cash flows in any one period may vary from the projected cash flows without resulting in an impairment charge because a variance in any one period must be considered in conjunction with other assumptions that impact projected cash flows.

Management contract intangible assets related to retail separately managed accounts acquired in the Citigroup’s worldwide asset management business (“CAM”) acquisition represent approximately $128.3 million or 69% of our total net amortizable intangible assets. This asset has an original expected life of 12 years (which represents an annual contract turnover rate of

8%), with approximately 9 years remaining. For CAM contracts to be considered for impairment, assuming all other factors remain the same, actual results and changes in assumptions would have to cause our cash flow projections over the long-term to deviate more than 37% from previous projections or client attrition would have to outpace estimates sufficiently to decrease the remaining estimated life by more than 42%.

As a result of significant recent client attrition, related declines in AUM and the associated revised estimate of remaining useful lives, our evaluation at December 31, 2008 of PCM’s amortizable management contracts indicated the carrying value would not be fully recoverable.  Based upon projected cash flows on remaining acquired contracts, discounted at a rate of 14.7%, an impairment charge of $22.0 million resulted. Current cash flow projections were significantly lower than previous projections as a result of continued AUM outflows and decreased market value resulting in part from the recent severe market declines.  Based on recent client turnover data, the estimated lives of the remaining acquired contracts are approximately 2 years.

The estimated useful lives of amortizable intangible assets currently range from 2 to 9 years with a weighted-average life of approximately 8 years.

Indefinite-Life Intangible Assets

For intangible assets with lives that are indeterminable or indefinite, fair value is determined based on projected discounted cash flows. We have two primary types of indefinite-life intangible assets: proprietary fund contracts and to a lesser extent, trade names.

We determine the fair value of our intangible assets based upon discounted projected cash flows, which take into consideration estimates of profit margins, growth rates and discount rates.   An asset is determined to be impaired if the current implied fair value is less than the recorded carrying value of the asset.  If such impairment exists, the difference between the current implied fair value and the carrying value of the asset reflected on the financial statements is recognized as an expense in the period in which the impairment is determined to be other than temporary.

Projected cash flows are based on annualized cash flows for the applicable contracts projected forward 40 years, assuming annual cash flow growth from estimated net client flows and projected market performance. Contracts that are managed and operated as a single unit, such as contracts within the same family of funds, are reviewed in aggregate and are considered interchangeable because investors can transfer between funds with limited restrictions. Similarly, cash flows generated by new funds added to the fund group are included when determining the fair value of the intangible asset.  Actual cash flows in any one period may vary from the projected cash flows without resulting in an impairment charge because a variance in any one period must be considered in conjunction with other assumptions that impact projected cash flows.

The domestic mutual fund contracts acquired in the CAM acquisition of $2,502 million and the Permal funds-of-hedge funds contracts of $947 million account for approximately 65% and 25%, respectively, of our indefinite life intangible assets. Cash flows from the CAM contracts were assumed to have a six year average annual growth rate of approximately 4.5%, with a long-term annual rate of approximately 7.5% thereafter.  Cash flows on the Permal contracts were assumed to have a six year average annual growth rate of approximately 3.5%, with a long-term annual rate of approximately 8.0% thereafter.  The projected cash flows from the CAM and Permal funds are discounted at 13.7% and 14.7%, respectively.  Changes in assumptions, such as an increased discount rate or declining cash flows, could result in impairment.  Assuming all other factors remain the same, actual results and changes in assumptions for the CAM mutual fund and

Permal fund-of-hedge funds contracts would have to cause our cash flow projections over the long-term to deviate more than 16% and 20%, respectively, from previous projections or the discount rate would have to be raised to 15% and 17%, respectively, for the asset to be deemed impaired.

Trade names account for 2% of indefinite-life intangible assets.  As discussed previously under amortizable contracts, the significant decrease in PCM’s assets under management and related cash flows generated an assessed value that resulted in an impairment charge of $41.1 million during the December 2008 quarter.  The fair value of this trade name was based on a discounted cash flow model applying an after-tax royalty rate to PCM’s expected future revenues, using a discount rate of 14.7% and long-term annual growth of 5%.  The PCM trade name is still considered to have continuing value given the firm’s significant past performance, including exceeding the long-term returns of its benchmarks.

Goodwill

The amount of goodwill for the Wealth Management division in the table above is after the $1,162 million impairment charge recognized during the quarter and discussed below.

Goodwill is evaluated at the reporting unit level and is considered for impairment when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. In estimating the implied fair value of the reporting unit, we use valuation techniques based on discounted projected cash flows, similar to techniques employed in analyzing the purchase price of an acquisition target. We have defined the reporting units to be the Managed Investments, Institutional and Wealth Management divisions, which are the same as our operating segments.  Allocations of goodwill to our divisions for acquisitions and dispositions are based on relative fair values of the businesses added to or sold from the divisions.

Significant assumptions used in assessing the implied fair value of the reporting unit under the discounted cash flow method include the projected cash flows generated by the reporting unit, including profit margins, expected current and long-term cash flow growth rates, and the discount rate used to determine the present value of the cash flows.  Cash flow growth rates consider estimates of both AUM flows and market expectations by asset class (equity, fixed income and liquidity), by investment manager and by reporting unit based upon, among other things, historical experience and expectations of future market performance from internal and external sources.  Actual cash flows in any one period may vary from the projected cash flows without resulting in an impairment charge because a variance in any one period must be considered in conjunction with other assumptions that impact projected cash flows.

Goodwill in the Managed Investments reporting unit is principally attributable to the acquisitions of the CAM fund business and Royce.  The value of this reporting unit is based on projected net cash flows of assets managed in our U.S. mutual funds, international funds, closed end funds and other proprietary funds.  Primarily as a result of declines in equity AUM from the depressed markets and outflows, the implied fair value of this reporting unit has been declining.  AUM of this division declined 18% during the current quarter.  As of December 31, 2008, the implied fair value exceeds the carrying value by approximately 17%. Projected cash flows, on an aggregate basis across all asset classes in the Managed Investments division are assumed to have a six year average annual growth rate of approximately 10.0%, with a long-term annual growth rate of approximately 8.0%.  These assumptions are based in part on the general assumption that markets will remain volatile until the later part of 2009, with the next several years reflecting a more modest rebound than has been historically experienced in years following a severe market downturn.  The projected cash flows are discounted at 13.7% to determine the present value of the cash flows.  Assuming all other factors remain the same, actual results and changes in assumptions for the Managed Investments reporting unit would have to cause our cash flow projections over the long-term to deviate more than 17% from previous projections or the discount rate would have to increase more than one percentage point for the goodwill to be considered for impairment.

During the quarter, the AUM of the Wealth Management reporting unit declined 32%, with net outflows representing 54% of this decline. As a result of this significant decline in AUM and the related impact on cash flow projections, the carrying amount of the Wealth Management reporting unit exceeded the implied fair value, resulting in an impairment charge of $1,162 million recorded in the December 2008 quarter.  Prior to the impairment charge, the majority of the goodwill of this division arose from the acquisition of PCM.  The Wealth Management reporting unit’s implied fair value exceeds the revised carrying amount of the reporting unit by approximately 24% after the impairment charge. Projected cash flows for the Wealth Management division are assumed to have a six year average annual growth rate of approximately 4.0%, with a long-term annual growth rate of approximately 8.0%.  The projected cash flows are discounted at 14.7% to determine the present value of the cash flows.  Assuming all other factors remain the same, actual results and changes in assumptions for the Wealth Management reporting unit, would have to cause our cash flow projections over the long-term to deviate more than 20% from previous projections or the discount rate would have to increase more than 2 percentage points for the reporting unit to be considered for impairment.

As of December, 31, 2008, the Institutional reporting unit’s implied fair value significantly exceeded the carrying amount.  Projected cash flows for the Institutional division are assumed to have a six year average annual growth rate of approximately 4.0%, with a long-term annual growth rate of approximately 9.0%. The projected cash flows are discounted at 13.7% to determine the present value of the cash flows for the division.  The implied fair value of this reporting unit is substantially higher than its carrying value because it has experienced significant organic growth over the past 20 years.

As of December 31, 2008, using a thirty day average of Legg Mason’s common shares and based on dilutive shares outstanding, inclusive of shares issuable under Equity Units, our market capitalization was $3.5 billion. In an acquisition, there is typically a premium paid over current market prices of publicly traded companies that relates to the ability to control the operations of an acquired company.  Recent market evidence regarding this control factor suggests premiums of 30% to 45% as realistic and common place, and Legg Mason believes such premiums to be a reasonable expectation for our equity value.  As such, Legg Mason’s equity value with control premium implied by the market at December 31, 2008 approximates its carrying value.

Continued disruption and depressed financial markets will further increase the potential for impairment of our goodwill and/or other intangible asset carrying values.

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

Substantially all of Legg Mason’s deferred tax assets relate to U.S. and United Kingdom (“U.K.”) taxing jurisdictions.  Legg Mason has been and remains profitable in the U.K.; accordingly, realization of deferred tax assets relating to the U.K. taxing jurisdiction is more likely than not.  However, although Legg Mason has been historically profitable, the current year SIV losses and goodwill and intangible asset impairments will more than likely result in a U.S tax loss for fiscal 2009.  We believe SIV losses incurred on liquidity fund guarantees are unique and isolated and, while some near-term losses may occur relating to existing support and current fund investments, the condition will not continue into the future.  Therefore, any analysis of Legg Mason’s core U.S. earnings expected to recur in the future should exclude incurred SIV losses.

As of December 31, 2008, U.S. deferred tax assets accumulated $1.1 billion, realization of which is expected to require $2.6 billion of future U.S. earnings.  Based on estimates of future taxable income, using the same assumptions as our goodwill and impairment testing, it is more likely than not that current tax benefits are realizable and no valuation allowance is necessary at this time.   To the extent our analysis of the realization of deferred tax assets relies on deferred tax liabilities, we have considered the timing, nature and jurisdiction of reversals.  While tax planning may enhance our positions, the realization of current tax benefits is not dependent on any significant tax strategies.

The calculation of our tax liabilities involves uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax uncertainties in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due.

If we determine that our estimates and judgments used in determining our tax assets and liabilities have changed, the income tax provision will be adjusted in the period in which that determination is made.

Valuation of Financial Instruments

We adopted the provisions of SFAS No. 157, “Fair Value Measurements” as described in Notes 2 and 3 of Notes to Consolidated Financial Statements for the nine months ended December 31, 2008.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended December 31, 2008, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008, except as follows:

During the nine months ended December 31, 2008, Legg Mason entered into seven new capital support agreements (“CSAs”) to provide support related to asset backed securities, six of which were subsequently amended to increase the amount of support provided.  Under these CSAs the Company has agreed to provide up to a maximum of $505 million of additional credit support to certain liquidity funds related to investments in an aggregate of $1.0 billion in asset backed securities.  The Company also amended two CSAs it entered in March 2008 to provide up to an additional $525 million of credit support to a liquidity fund supporting investments in an aggregate of $1.4 billion in asset backed securities.  Additionally, the Company entered into four new CSAs to provide support to non-asset backed securities, two of which were subsequently amended to increase the amount of support provided. Under these four CSAs the Company has agreed to provide up to an aggregate maximum of $41 million of credit support to four liquidity funds related to certain investments in non-asset backed securities.  This was in addition to support provided to liquidity funds in prior periods.  Two of the new and one of the amended CSAs aggregating $865 million in commitments and supporting $1.36 billion in asset backed securities, terminated in accordance with their terms upon the purchase of these securities by Legg Mason from the funds, as described below.  As a result of the support actions taken during the nine months ended December 31, 2008, excluding those that were subsequently terminated during the period, the Company established $311.6 million in additional derivative liabilities for the fair value of its obligations to make contributions to the funds thereunder with an increase in maximum contractual exposure of $455.5 million.  The amount of these liabilities will increase or decrease if the Company’s obligations under the CSAs fluctuate based on the fair value of the underlying securities.

During the nine months ended December 31, 2008, Legg Mason paid $1.98 billion, including $22.6 million of accrued interest, to purchase from five liquidity funds an aggregate of $1.97 billion in principal amount of non-bank sponsored SIV securities that were previously supported by six letters of credit and related letter agreements and five CSAs.  Upon the purchase of the securities, the six letters of credit and related letter agreements aggregating $592 million and five CSAs aggregating $865 million were terminated in accordance with their terms. The Company subsequently sold $1.65 billion of purchased securities to a third party for $279.4 million, excluding transaction costs.  As a result of the sale, the Company incurred a charge to its earnings of $518.3 million ($317.0 million, net of taxes and operating expense adjustments).  This was in addition to charges taken during nine months ended December 31, 2008, on these securities prior to the sale that related to the impact of reduced pricing on the Company’s obligations under the existing support arrangements and the securities of the same issuer it held of $637.0 million ($379.2 million, net of taxes and operating expense adjustments).

See Notes 2 and 10 of Notes to Consolidated Financial Statements for discussion of derivatives and credit support actions.

Item 4.    Controls and Procedures

As of December 31, 2008, Legg Mason’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason’s disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason’s management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason’s disclosure controls and procedures were effective on a reasonable assurances basis.  There have been no changes in Legg Mason’s internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, Legg Mason’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1A.  Risk Factors

The following is an update to the risk factors set forth in our Report on Form 10-K for the fiscal year ended March 31, 2008.  The risk factor below has been updated to include activity for the nine months ended December 31, 2008.

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

•

entering into capital support agreements with several funds pursuant to which we have agreed to provide up to $565 million in contributions to the funds if they recognize losses from investments in certain ABCP or MTN, including upon the required sale of the underlying securities upon the expiration of one of the agreements;

•

entering into capital support agreements with several funds pursuant to which we have agreed to provide up to $41 million in contributions to the funds if they recognize losses from investments in certain non-asset backed securities;

•

purchasing an aggregate of $98 million in principal amount of Canadian conduit securities from a Canadian fund;

•

entering into a total return swap transaction with a major bank pursuant to which the bank purchased $890 million in principal amount of ABCP from a liquidity fund, of which $355 million remains outstanding, and we agreed to be responsible to the bank for any losses it suffers on the investment;

•

purchasing an aggregate of $1.97 billion in principal amount (in addition to $132 million in principal amount of purchased securities that have matured and been repaid in full) of non-bank sponsored SIV-issued securities from liquidity funds; and

•

selling $1.65 billion in principal amount of the non-bank sponsored SIV-issued securities purchased from liquidity funds described above.

These steps have resulted in expenses of $608.3 million in fiscal 2008 ($313.7 million net of operating expense adjustments and tax) and $1.68 billion in the first nine months of fiscal 2009 ($1.0 billion net of operating expense adjustments and tax). These expenses are a significant reason we recorded a net loss of $1.62 billion in the nine months ended December 31, 2008. We may also incur additional expenses as a result of declines in the value of ABCP or MTN with respect to which we have provided credit support and that could result in reduced earnings, or losses, in future periods, even if we do not undertake further support activities. See Note 10 of Notes to Consolidated Financial Statements in Part 1, Item 1 above and Note 18 of Notes to Consolidated Financial Statements in our Report on Form 10-K for the fiscal year ended March 31, 2008 for a further description of the support we have provided.

Each of the letters of credit and capital support agreements that we have put in place to support liquidity funds expires within one year from the date on which they became effective.  All but one of the capital support agreements that support investments in ABCP or MTM and, in certain circumstances, the letter of credit, require that the funds sell the underlying securities immediately prior to the expiration date, and draw upon the support to fund any losses. If the funds continue to hold the underlying securities upon these expiration dates and market conditions have not improved, we will most likely be required to utilize significant amounts of cash to address these obligations.  While no assurances can be given, we are pursuing extending the expiring support arrangements.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets out information regarding our purchases of Legg Mason common stock in each month during the quarter ended December 31, 2008:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number of shares that may yet be purchased under the plans or programs (2)
October 1, 2008 through October 31, 2008	—	—	—	3,900,000
November 1, 2008 through November 30, 2008	—	—	—	3,900,000
December 1, 2008 through December 31, 2008	—	—	—	3,900,000
Total	—	—	—	3,900,000

(1)  No shares were acquired through the surrender of shares by option holders to pay the exercise price of stock options.

(2)   On July 19, 2007, we announced that our Board of Directors authorized Legg Mason to purchase 5.0 million shares of Legg Mason common stock in open-market purchases.  There was no expiration date attached to this authorization.

Item 6. Exhibits

3.1	Articles of Incorporation of Legg Mason (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)
3.2	By-laws of Legg Mason as amended and restated January 23, 2007 (incorporated by reference to Legg Mason, Inc.’s Current Report on Form 8-K for the event on January 23, 2007)
10.1	Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)
10.2	Legg Mason, Inc. Non-Employee Director Equity Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)
10.3

Amended and Restated Total Return Swap Transactions Agreement dated November 20, 2008 between Legg Mason, Inc. and Barclays Bank PLC (incorporated by reference to the Company's Current Report on Form 8-K for the event on November 21, 2008)

10.4

5-Year Revolving Credit Agreement, dated as of October 14, 2005, between Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; Citigroup Global Markets Inc., as Lead Arranger and Book Manager; and Bank of America, N.A., JPMorgan Chase Bank, N.A., The Bank of New York and Deutsche Bank AG New York Branch, as Co-Syndication Agents; and the other banks thereto (incorporated by reference to the Company's Current Report on Form 8-K for the event on October 14, 2005)

10.5

Amendment No. 1 to the 5-Year Revolving Credit Agreement, dated as of January 3, 2008, between Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; and the other banks thereto (incorporated by reference to the Company's Current Report on Form 8-K for the event on January 3, 2008)

10.6

Amendment No. 2 to the 5-Year Revolving Credit Agreement, dated as of January 3, 2008, between Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; and the other banks thereto (incorporated by reference to the Company's Current Report on Form 8-K for the event on January 3, 2008)

10.7

Amendment No. 3 to the 5-Year Revolving Credit Agreement, dated as of April 9, 2008, between Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; and the other banks thereto (incorporated by reference to the Company's Current Report on Form 8-K for the event on May 6, 2008)

10.8

Amendment No. 4 to the 5-Year Revolving Credit Agreement, dated as of May 7, 2008, between Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; and the other banks thereto (incorporated by reference to the Company's Current Report on Form 8-K for the event on May 6, 2008)

10.9

Amendment No. 5 to the 5-Year Revolving Credit Agreement, dated as of November 21, 2008, between Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; and the other banks thereto (incorporated by reference to the Company's Current Report on Form 8-K for the event on November 21, 2008)

10.10

Term Loan Agreement, dated as of October 14, 2005, between Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; Citigroup Global Markets Inc., as Lead Arranger and Book Manager; and Bank of America, N.A., JPMorgan Chase Bank, N.A., The Bank of New York and Deutsche Bank AG New York Branch, as Co-Syndication Agents; and the other banks thereto (incorporated by reference to the Company's Current Report on Form 8-K for the event on October 14, 2005)

10.11

Amendment No. 1 to the Term Loan Agreement, dated as of January 3, 2008, between Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; and the other banks thereto (incorporated by reference to the Company's Current Report on Form 8-K for the event on January 3, 2008)

10.12

Amendment No. 2 to the Term Loan Agreement, dated as of April 9, 2008, between Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; and the other banks thereto (incorporated by reference to the Company's Current Report on Form 8-K for the event on May 6, 2008)

10.13

Amendment No. 3 to the Term Loan Agreement, dated as of May 7, 2008, between Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; and the other banks thereto (incorporated by reference to the Company's Current Report on Form 8-K for the event on May 6, 2008)

10.14

Amendment No. 4 to the Term Loan Agreement, dated as of November 21, 2008, between Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; and the other banks thereto (incorporated by reference to the Company's Current Report on Form 8-K for the event on November 21, 2008)

10.15

$135 million Capital Support Agreement dated December 1, 2008, among Legg Mason, Inc., LM Capital Company, LLC and Liquid Reserves Portfolio, a series of Master Portfolio Trust (incorporated by reference to the Company's Current Report on Form 8-K for the event on November 21, 2008)

10.16

Capital Support Agreement, dated March 31, 2008, between Legg Mason, Inc., LM Capital Company, LLC and Liquid Reserves Portfolio, a series of Master Portfolio Trust (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on March 31, 2008)

10.17

Capital Support Agreement, dated March 31, 2008, between Legg Mason, Inc., LM Capital Support III, LLC and Liquid Reserves Portfolio, a series of Master Portfolio Trust (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on March 31, 2008)

10.18

Master Amendment No. 1 to Capital Support Agreements, dated September 18, 2008, between Legg Mason, Inc., LM Capital Company, LLC, LM Capital Support I, LLC, LM Capital Support II, LLC, LM Capital Support III, LLC, LM Capital Support IV, LLC and Liquid Reserves Portfolio, a series of Master Portfolio Trust (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

10.19

Master Amendment No. 2 to Capital Support Agreements, dated December 1, 2008, between Legg Mason, Inc., LM Capital Company, LLC, LM Capital Support I, LLC, LM Capital Support II, LLC, LM Capital Support III, LLC, LM Capital Support IV, LLC and Liquid Reserves Portfolio, a series of Master Portfolio Trust (incorporated by reference to the Company's Current Report on Form 8-K for the event on November 21, 2008)

10.20

$125 million Capital Support Agreement dated June 30, 2008 among Legg Mason, Inc., LM Capital Support V, LLC and Western Asset Money Market Fund, a series of Legg Mason Partners Money Market Trust (incorporated by reference to the Company's Current Report on Form 8-K for the event on June 30, 2008)

10.21

$55 million Capital Support Agreement dated June 30, 2008 among Legg Mason, Inc., LM Capital Support V, LLC and Western Asset Money Market Fund, a series of Legg Mason Partners Money Market Trust (incorporated by reference to the Company's Current Report on Form 8-K for the event on June 30, 2008)

10.22

$20 million Capital Support Agreement dated June 30, 2008 among Legg Mason, Inc., LM Capital Support V, LLC and Western Asset Money Market Fund, a series of Legg Mason Partners Money Market Trust (incorporated by reference to the Company's Current Report on Form 8-K for the event on November 21, 2008)

10.23

Master Amendment No. 1 to Capital Support Agreements, dated December 1, 2008, between Legg Mason, Inc., LM Capital Support V, LLC and Western Asset Money Market Fund, a series of Legg Mason Partners Money Market Trust (incorporated by reference to the Company's Current Report on Form 8-K for the event on November 21, 2008)

10.24

$20 million Capital Support Agreement dated June 30, 2008 among Legg Mason, Inc., LM Capital Support V, LLC and Western Asset Institutional Money Market Fund, a series of Legg Mason Partners Institutional Trust (incorporated by reference to the Company's Current Report on Form 8-K for the event on November 21, 2008)

10.25

$20 million Capital Support Agreement dated September 18, 2008 among Legg Mason, Inc., LM Capital Company, LLC and Western Asset Institutional Money Market Fund, a series of Legg Mason Partners Institutional Trust (incorporated by reference to the Company's Current Report on Form 8-K for the event on November 21, 2008)

10.26

Master Amendment No. 1 to Capital Support Agreements, dated December 1, 2008 between Legg Mason, Inc., LM Capital Company, LLC, LM Capital Support V, LLC and Western Asset Institutional Money Market Fund, a series of Legg Mason Partners Institutional Trust (incorporated by reference to the Company's Current Report on Form 8-K for the event on November 21, 2008)

10.27

Amended and Restated $20 million Capital Support Agreement dated December 1, 2008 among Legg Mason, Inc., LM Capital Support V, LLC and Legg Mason Global Funds plc (incorporated by reference to the Company's Current Report on Form 8-K for the event on November 21, 2008)

10.28

Agreement for Standby Letters of Credit dated September 18, 2008 among LM Capital Support V, LLC, Legg Mason, Inc. and Citibank, N.A. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

10.29

Letter Agreement dated September 23, 2008 among Legg Mason, Inc., LM Capital Support V, LLC and Citi Institutional Liquidity Fund, PLC (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

10.30

Letter Agreement dated September 23, 2008 among Legg Mason, Inc., LM Capital Support V, LLC and Citi Institutional Liquidity Fund, PLC (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

10.31	Supplemental Agreement dated as of November 25, 2008 by and among the Company, Carnes Capital Corporation, Private Capital Management L.P., Bruce S. Sherman and Gregg J. Powers
12	Computation of consolidated ratios of earnings to fixed charges
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	Schedule of Impact of Money Market Fund Support on Operating Results December 31, 2008 Quarter to Date and Cumulative to Date as of December 31, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGG MASON, INC.
(Registrant)

DATE: February 9, 2009	/s/ Mark R. Fetting
Mark R. Fetting
Chairman, President and
Chief Executive Officer

DATE: February 9, 2009	/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr.
Senior Vice President,
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Legg Mason (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)
3.2	By-laws of Legg Mason as amended and restated January 23, 2007 (incorporated by reference to Legg Mason, Inc.’s Current Report on Form 8-K for the event on January 23, 2007)
10.1	Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)
10.2	Legg Mason, Inc. Non-Employee Director Equity Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)
10.3

Amended and Restated Total Return Swap Transactions Agreement dated November 20, 2008 between Legg Mason, Inc. and Barclays Bank PLC (incorporated by reference to the Company's Current Report on Form 8-K for the event on November 21, 2008)

10.4

5-Year Revolving Credit Agreement, dated as of October 14, 2005, between Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; Citigroup Global Markets Inc., as Lead Arranger and Book Manager; and Bank of America, N.A., JPMorgan Chase Bank, N.A., The Bank of New York and Deutsche Bank AG New York Branch, as Co-Syndication Agents; and the other banks thereto (incorporated by reference to the Company's Current Report on Form 8-K for the event on October 14, 2005)

10.5

Amendment No. 1 to the 5-Year Revolving Credit Agreement, dated as of January 3, 2008, between Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; and the other banks thereto (incorporated by reference to the Company's Current Report on Form 8-K for the event on January 3, 2008)

10.6

Amendment No. 2 to the 5-Year Revolving Credit Agreement, dated as of January 3, 2008, between Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; and the other banks thereto (incorporated by reference to the Company's Current Report on Form 8-K for the event on January 3, 2008)

10.7

Amendment No. 3 to the 5-Year Revolving Credit Agreement, dated as of April 9, 2008, between Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; and the other banks thereto (incorporated by reference to the Company's Current Report on Form 8-K for the event on May 6, 2008)

10.8

Amendment No. 4 to the 5-Year Revolving Credit Agreement, dated as of May 7, 2008, between Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; and the other banks thereto (incorporated by reference to the Company's Current Report on Form 8-K for the event on May 6, 2008)

10.9

Amendment No. 5 to the 5-Year Revolving Credit Agreement, dated as of November 21, 2008, between Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; and the other banks thereto (incorporated by reference to the Company's Current Report on Form 8-K for the event on November 21, 2008)

10.10

Term Loan Agreement, dated as of October 14, 2005, between Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; Citigroup Global Markets Inc., as Lead Arranger and Book Manager; and Bank of America, N.A., JPMorgan Chase Bank, N.A., The Bank of New York and Deutsche Bank AG New York Branch, as Co-Syndication Agents; and the other banks thereto (incorporated by reference to the Company's Current Report on Form 8-K for the event on October 14, 2005)

10.11

Amendment No. 1 to the Term Loan Agreement, dated as of January 3, 2008, between Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; and the other banks thereto (incorporated by reference to the Company's Current Report on Form 8-K for the event on January 3, 2008)

10.12

Amendment No. 2 to the Term Loan Agreement, dated as of April 9, 2008, between Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; and the other banks thereto (incorporated by reference to the Company's Current Report on Form 8-K for the event on May 6, 2008)

10.13

Amendment No. 3 to the Term Loan Agreement, dated as of May 7, 2008, between Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; and the other banks thereto (incorporated by reference to the Company's Current Report on Form 8-K for the event on May 6, 2008)

10.14

Amendment No. 4 to the Term Loan Agreement, dated as of November 21, 2008, between Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; and the other banks thereto (incorporated by reference to the Company's Current Report on Form 8-K for the event on November 21, 2008)

10.15

$135 million Capital Support Agreement dated December 1, 2008, among Legg Mason, Inc., LM Capital Company, LLC and Liquid Reserves Portfolio, a series of Master Portfolio Trust (incorporated by reference to the Company's Current Report on Form 8-K for the event on November 21, 2008)

10.16

Capital Support Agreement, dated March 31, 2008, between Legg Mason, Inc., LM Capital Company, LLC and Liquid Reserves Portfolio, a series of Master Portfolio Trust (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on March 31, 2008)

10.17

Capital Support Agreement, dated March 31, 2008, between Legg Mason, Inc., LM Capital Support III, LLC and Liquid Reserves Portfolio, a series of Master Portfolio Trust (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on March 31, 2008)

10.18

Master Amendment No. 1 to Capital Support Agreements, dated September 18, 2008, between Legg Mason, Inc., LM Capital Company, LLC, LM Capital Support I, LLC, LM Capital Support II, LLC, LM Capital Support III, LLC, LM Capital Support IV, LLC and Liquid Reserves Portfolio, a series of Master Portfolio Trust (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

10.19

Master Amendment No. 2 to Capital Support Agreements, dated December 1, 2008, between Legg Mason, Inc., LM Capital Company, LLC, LM Capital Support I, LLC, LM Capital Support II, LLC, LM Capital Support III, LLC, LM Capital Support IV, LLC and Liquid Reserves Portfolio, a series of Master Portfolio Trust (incorporated by reference to the Company's Current Report on Form 8-K for the event on November 21, 2008)

10.20

$125 million Capital Support Agreement dated June 30, 2008 among Legg Mason, Inc., LM Capital Support V, LLC and Western Asset Money Market Fund, a series of Legg Mason Partners Money Market Trust (incorporated by reference to the Company's Current Report on Form 8-K for the event on June 30, 2008)

10.21

$55 million Capital Support Agreement dated June 30, 2008 among Legg Mason, Inc., LM Capital Support V, LLC and Western Asset Money Market Fund, a series of Legg Mason Partners Money Market Trust (incorporated by reference to the Company's Current Report on Form 8-K for the event on June 30, 2008)

10.22

$20 million Capital Support Agreement dated June 30, 2008 among Legg Mason, Inc., LM Capital Support V, LLC and Western Asset Money Market Fund, a series of Legg Mason Partners Money Market Trust (incorporated by reference to the Company's Current Report on Form 8-K for the event on November 21, 2008)

10.23

Master Amendment No. 1 to Capital Support Agreements, dated December 1, 2008, between Legg Mason, Inc., LM Capital Support V, LLC and Western Asset Money Market Fund, a series of Legg Mason Partners Money Market Trust (incorporated by reference to the Company's Current Report on Form 8-K for the event on November 21, 2008)

10.24

$20 million Capital Support Agreement dated June 30, 2008 among Legg Mason, Inc., LM Capital Support V, LLC and Western Asset Institutional Money Market Fund, a series of Legg Mason Partners Institutional Trust (incorporated by reference to the Company's Current Report on Form 8-K for the event on November 21, 2008)

10.25

$20 million Capital Support Agreement dated September 18, 2008 among Legg Mason, Inc., LM Capital Company, LLC and Western Asset Institutional Money Market Fund, a series of Legg Mason Partners Institutional Trust (incorporated by reference to the Company's Current Report on Form 8-K for the event on November 21, 2008)

10.26

Master Amendment No. 1 to Capital Support Agreements, dated December 1, 2008 between Legg Mason, Inc., LM Capital Company, LLC, LM Capital Support V, LLC and Western Asset Institutional Money Market Fund, a series of Legg Mason Partners Institutional Trust (incorporated by reference to the Company's Current Report on Form 8-K for the event on November 21, 2008)

10.27

Amended and Restated $20 million Capital Support Agreement dated December 1, 2008 among Legg Mason, Inc., LM Capital Support V, LLC and Legg Mason Global Funds plc (incorporated by reference to the Company's Current Report on Form 8-K for the event on November 21, 2008)

10.28

Agreement for Standby Letters of Credit dated September 18, 2008 among LM Capital Support V, LLC, Legg Mason, Inc. and Citibank, N.A. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

10.29

Letter Agreement dated September 23, 2008 among Legg Mason, Inc., LM Capital Support V, LLC and Citi Institutional Liquidity Fund, PLC (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

10.30

Letter Agreement dated September 23, 2008 among Legg Mason, Inc., LM Capital Support V, LLC and Citi Institutional Liquidity Fund, PLC (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

10.31	Supplemental Agreement dated as of November 25, 2008 by and among the Company, Carnes Capital Corporation, Private Capital Management L.P., Bruce S. Sherman and Gregg J. Powers
12	Computation of consolidated ratios of earnings to fixed charges
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	Schedule of Impact of Money Market Fund Support on Operating Results December 31, 2008 Quarter to Date and Cumulative to Date as of December 31, 2008