Form 10-K
period 2009-03-31
LEGG MASON INC
filed 2009-05-29
CIK 704051

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-8529

LEGG MASON, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-1200960 (I.R.S. Employer Identification No.)
100 Light Street Baltimore, Maryland (Address of principal executive offices)	21202 (Zip Code)

Registrant's telephone number, including area code: (410) 539-0000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value Equity Units	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

         As of September 30, 2008, the aggregate market value of the registrant's voting stock, consisting of the registrant's common stock and the exchangeable shares discussed below, held by non-affiliates was $5,260,829,608.

         As of May 22, 2009, the number of shares outstanding of the registrant's common stock was 141,877,008. In addition, on that day, a subsidiary of the registrant had outstanding 1,222,073 exchangeable shares that are convertible on a one-for-one basis at any time into shares of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on July 28, 2009 are incorporated by reference into Part III of this Report.

PART I

ITEM 1. BUSINESS.

General

        Legg Mason is a global asset management company. Acting through our subsidiaries, we provide investment management and related services to institutional and individual clients, company-sponsored mutual funds and other pooled investment vehicles. We offer these products and services directly and through various financial intermediaries. We operate our business as two divisions: Americas and International. Within each division, we provide services through a number of asset managers, each of which is an individual business that generally markets its products and services under its own brand name and, in many cases, distributes retail products and services through a centralized retail distribution network.

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

        Additional information about Legg Mason is available on our website at http://www.leggmason.com. We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and our proxy statements. Investors can find this information under the "Investor Relations" section of our website. These reports are available through our website as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission ("SEC"). In addition, the Legg Mason, Inc. Corporate Governance Principles, our Code of Conduct for all employees and directors and the charters for the committees of our Board of Directors are also available on our corporate website at http://www.leggmason.com under the "About Us — Corporate Governance" section. A copy of any of these materials may also be obtained, free of charge, by sending a written request to Corporate Secretary, Legg Mason, Inc., 100 Light Street, Baltimore, Maryland 21202 before July 31, 2009 and to Corporate Secretary, Legg Mason, Inc., 100 International Blvd., Baltimore, MD 21202 thereafter. Within the time frames required by the SEC or the New York Stock Exchange ("NYSE"), we will post on our website any amendments to the Code of Conduct and any waiver of the Code of Conduct applicable to any executive officer, director, chief financial officer, principal accounting officer or controller. The information on our website is not incorporated by reference into this Report.

        Unless the context otherwise requires, all references in this Report to "we," "us," "our" and "Legg Mason" include Legg Mason, Inc. and its predecessors and subsidiaries, and the term "asset managers" refers to the asset management businesses operated by our subsidiaries.

Business Developments During the Fiscal Year Ended March 31, 2009

        During fiscal year 2009, in addition to the normal course of operation of our business, we substantially changed our executive officer responsibilities and our operating divisions, managed through extremely difficult market conditions across our business, supported liquidity funds managed by our asset managers, and raised $1.15 billion in additional capital.

        Our executive officer team changed significantly during the fiscal year as two new executives were hired, two executives left the company, one employee took on executive officer responsibilities and one executive officer stopped serving in that capacity. In connection with these changes to our executive officers, we substantially revised the responsibilities of our management team to re-align the management of our business along geographic lines, replacing our three former operating divisions, Managed Investments, Institutional and Wealth Management, which were based on the primary products offered and clients served of our asset managers, with two new divisions, Americas and International, which are primarily based on the domicile of the fund families and geographic locations of the asset managers and distributors included in each division. These two new divisions are discussed in detail below. For comparison purposes during this transition period, below are our assets under management and revenues by our former divisions for the last three fiscal years.

  Assets Under Management by Former Division

	2009	2008	2007
Managed Investments	$261.9	$376.6	$403.2
Institutional	341.2	511.4	496.3
Wealth Management	29.3	62.1	69.0

Total	$632.4	$950.1	$968.5

  Revenues by Former Division

	2009	2008	2007
Managed Investments	$1,820.9	$2,538.4	$2,444.4
Institutional	797.3	1,024.5	970.0
Wealth Management	739.2	1,071.2	929.3

Total	$3,357.4	$4,634.1	$4,343.7

        The fixed income market turmoil that began during fiscal year 2008 continued throughout fiscal year 2009. One element of this turmoil was substantially reduced liquidity in the markets for many types of asset backed commercial paper and medium term notes issued by structured investment vehicles and other similar conduits ("SIVs") and for the securities held by SIVs as collateral. The market issues led to defaults on a number of SIV securities. As of April 1, 2008, the liquidity funds managed by our asset managers had $4.6 billion in investments in securities issued by SIVs. During fiscal year 2009, we entered into a number of transactions to provide support to these liquidity funds and, through repayments, maturities and sales of securities, we eliminated all exposure of these funds, and Legg Mason, to SIV securities. These transactions resulted in aggregate charges during the fiscal year of $2.3 billion ($1.4 billion net of taxes and related expense reductions). See Note 17 of Notes to Consolidated Financial Statements in Item 8 below and Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources in Item 7 below.

        In May 2008 we raised $1.15 billion through the public offering of Equity Units. We have used the proceeds of this transaction for general corporate purposes, including to fund losses incurred in the sale of SIV securities.

        During fiscal 2009, all of our businesses faced extremely difficult market conditions. In equity markets, the S&P 500 and Dow Jones stock indexes declined 40% and 38%, respectively, during the year. In fixed income markets, the Barclays Capital U.S. Aggregate Bond Index increased by 3% but there was a continuing dramatic reduction in liquidity and buyers' willingness to acquire securities with risk in many segments of the market. Our asset managers have managed through these difficult conditions. However, the conditions have contributed to a significant reduction in our assets under management and revenues.

        See "Item 8. Financial Statements and Supplementary Data" for the revenues, net income and assets of the company, which operates in a single reportable business segment. See Note 18 of Notes to Consolidated Financial Statements in Item 8 of this Report for our revenues generated in, and our long-lived assets (consisting of intangible assets and goodwill) located in, each of the principal geographic areas in which we conduct business.

Business Overview

        Acting through our subsidiaries, we provide investment management and related services to institutional and individual clients, company-sponsored investment funds and retail separately managed account programs. Operating from asset management offices located in the United States, the United Kingdom and a number of other countries worldwide, our businesses provide a broad array of investment management products and services. We offer these products and services directly and through various financial intermediaries. Our investment advisory services include discretionary and non-discretionary management of separate investment accounts in numerous investment styles for institutional and individual investors. Our investment products include proprietary mutual funds ranging from money market and other liquidity products to fixed income and equity funds managed in a wide variety of investment styles, other domestic and offshore funds offered to both retail and institutional investors and funds-of-hedge funds.

        Our subsidiary asset managers primarily earn revenues by charging fees for managing the investment assets of clients. Fees are typically calculated as a percentage of the value of assets under management and vary with the type of account managed, the amount of assets in the account, the asset manager and the type of client. Accordingly, the fee income of each of our asset managers will typically increase or decrease as its average assets under management increases or decreases. We may also earn performance fees from certain accounts if the investment performance of the assets in the account meets or exceeds a specified benchmark during a measurement period. For the fiscal years ended March 31, 2009, 2008 and 2007, $17.4 million, $132.7 million, and $142.2 million, respectively, of our $2.9 billion, $3.9 billion and $3.6 billion in total investment advisory revenues represented performance fee revenues. Increases in assets under management generally result from inflows of additional assets from new and existing clients and from appreciation in the value of client assets (including investment income earned on the client assets). Conversely, decreases in assets under management generally result from client redemptions and withdrawals and from depreciation in the value of client assets. Our assets under management may also increase as a result of business acquisitions, or decrease as a result of dispositions.

        As of March 31 of each of the last three years, we had the following aggregate assets under management (in billions, except percents):

	Assets Under Management	Equity Assets	% of Total in Equity Assets	Fixed Income Assets	% of Total in Fixed Income Assets	Liquidity Assets	% of Total in Liquidity Assets
2009	$632.4	$126.9	20.1%	$357.6	56.5%	$147.9	23.4%
2008	$950.1	$271.6	28.6%	$508.2	53.5%	$170.3	17.9%
2007	$968.5	$338.0	34.9%	$470.9	48.6%	$159.6	16.5%

        We believe that market conditions and our investment performance will be critical elements in our attempts to grow our assets under management and business. When securities markets are strong and increasing, our assets under management will tend to increase because of market growth, resulting in increased asset management revenues. Similarly, if we can produce strong investment results, our assets under management will tend to increase as a result of the investment performance. In addition, strong market conditions or strong relative investment performance can result in increased inflows in assets from existing and new clients. Conversely, in periods when securities markets are weak or declining, or when we have produced poor investment performance, absolute or relative to benchmarks or peers, it is likely to be more difficult to grow our assets under management and business and, in such periods, our assets under management and business are more likely to decline.

        We generally manage the accounts of our clients pursuant to written investment management or sub-advisory contracts between one of our asset managers and the client (or a financial intermediary acting on behalf of the client). These contracts usually specify the management fees to be paid to the asset manager and the investment strategy for the account, and are generally terminable by either party on relatively short notice. Typically, investment management contracts may not be assigned (including as a result of transactions, such as a direct or indirect change of control of the asset manager, that would constitute an assignment under the Investment Advisers Act of 1940) without the prior consent of the client. When the asset management client is a registered mutual fund or closed-end fund (whether or not one of our asset managers has sponsored the fund), the fund's board of directors generally must annually approve the investment management contract, and any material changes to the contract or assignment of the contract (including as a result of transactions that would constitute an assignment under the Investment Company Act of 1940) must be approved by the investors in the fund.

        We conduct our business primarily through 16 asset managers. Our asset managers are individual businesses, each of which generally focuses on a portion of the asset management industry in terms of the types of assets managed (primarily equity or fixed income), the types of products and services offered, the investment styles utilized, the distribution channels used, and the types and geographic locations of its clients. Each asset manager is housed in one or more different subsidiaries, the voting stock of all of which is wholly owned by Legg Mason. Each of our asset managers is generally operated as a separate business, in many cases with certain administrative and distribution functions being provided by the parent company and other affiliates, that typically markets its products and services under its own brand name. Consistent with this approach, we have in place revenue sharing agreements with certain of our asset managers, Barrett Associates, Bartlett & Co., Batterymarch Financial Management, Brandywine Global Asset Management, Legg Mason Capital Management, Permal Group, Private Capital Management, Royce & Associates, and Western Asset Management Company and/or certain of their key officers. Pursuant to these revenue sharing agreements, a specified percentage of the asset manager's revenues (or, in certain cases, net revenues) is required to be distributed to us and the balance of the revenues (or net revenues) is retained to pay operating expenses, including salaries and bonuses, but excluding certain non-cash expenses such as amortization of acquired intangible assets, with specific compensation allocations being determined by the asset manager's management, subject to corporate management approval. Although, without renegotiation, the revenue sharing agreements impede our ability to increase the profit margins of these businesses, we believe the agreements are important because they help us retain and attract talented employees and provide management of the businesses with incentives to (i) grow the asset managers' revenues, since management is able to participate in the revenue growth through the portion that is retained; and (ii) control operating expenses, which will increase the portion of the retained revenues that is available to fund growth initiatives and for incentive compensation.

        We operate our business, based on how we manage and distribute our products, as two divisions: Americas and International. Americas includes our fund families that are domiciled in the United States and our separate account management and distribution operations that are located in the United States. International includes our fund families that are domiciled outside the United States and our separate account management and distribution operations that are located outside the United States. One of our asset managers, Western Asset Management Company, has significant business both within the United States and internationally, and thus is divided between the divisions. Within a division, we allocate all separate account management operations of the asset managers that are located in the applicable region to that division, regardless of whether they serve clients located in other regions. For example, while many of our Americas managers provide separate account management services to clients located outside the United States, we include these operations in the Americas division.

        Our assets under management by division (in billions) as of March 31 of each of the three years indicated below were as follows:

	2009	2008	2007
Americas	$446.5	$671.2	$693.8
International	185.9	278.9	274.7

Total	$632.4	$950.1	$968.5

Americas includes all assets, other than international fund assets, managed by the managers in this division and all assets in our U.S.-domiciled funds. International includes all assets, other than U.S. fund assets, managed by the managers in this division and all assets in our international funds.

        For the fiscal years ended March 31, 2009, 2008 and 2007, our aggregate operating revenues were $3.4 billion, $4.6 billion and $4.3 billion, respectively. Our operating revenues by division (in millions) in each of those fiscal years were as follows:

	2009	2008	2007
Americas	$2,290.5	$3,217.2	$3,169.4
International	1,066.9	1,416.9	1,174.3

Total	$3,357.4	$4,634.1	$4,343.7

In reporting our operating revenues by division, we include in each division all revenues of the asset managers within the division, except that revenues earned for providing investment advisory services to proprietary funds are included in the division containing the funds. Revenues of Western Asset Management are divided so that the revenues from its United States separate account management operations are attributed to Americas and the revenues of its international separate account management operations are attributed to International.

Americas Division

        Our Americas division includes the separate account management operations of our United States-based asset managers and our mutual, closed-end and other proprietary fund operations, and distribution operations, that are located in the United States. The asset managers in this division provide a wide range of separate account investment management services to institutional clients, including pension and other retirement plans, corporations, insurance companies, endowments and foundations and governments, and to high net worth individuals and families. This division also sponsors and manages various groups of U.S. mutual funds, including the Legg Mason Partners Funds, the Legg Mason Funds, The Royce Funds and the Western Asset Funds, and provides investment advisory services to a number of retail separately managed account programs. For the fiscal years ended March 31, 2009, 2008 and 2007, our Americas division generated aggregate revenues of $2.3 billion, $3.2 billion and $3.2 billion, respectively.

        As of March 31, 2009 and 2008, our Americas division managed assets with a value of $446.5 billion and $671.2 billion, respectively. As of March 31, 2009, 71% of the assets managed by this division were fixed income and liquidity assets managed by Western Asset Management. Of the assets managed by this division at March 31, 2009, approximately 51% was in institutional separate accounts, approximately 41% was in funds and approximately 8% was in retail or high net worth separately managed accounts.

  Asset Managers in this Division

        Western Asset Management Company is a leading global fixed income asset manager for institutional clients. Western Asset operates globally; its United States operations are assigned to this division and its international operations are part of the International division. Headquartered in Pasadena, California, Western Asset's U.S. operations include investment operations in New York City. Western Asset offers a broad range of products spanning the yield curve and encompassing the world's major bond markets, including a suite of limited duration and core products, emerging market and high yield portfolios, municipal portfolios and a variety of sector-oriented and global products. Among the services Western Asset provides are management of separate accounts and management of mutual funds, closed-end funds and other structured investment products. As of March 31, 2009, Western Asset's United States operations managed assets with a value of $352 billion.

        ClearBridge Advisors is an equity asset management firm based in New York City that also has an office in San Francisco, California. ClearBridge Advisors provides asset management services to 26 of the equity funds (including balanced funds) in the Legg Mason Partners Funds, to retail separately managed account programs and, primarily through separate accounts, to institutional clients. ClearBridge also sub-advises domestic mutual funds that are sponsored by third parties. ClearBridge offers a diverse array of investment styles and disciplines, designed to address a range of investment objectives. Significant ClearBridge investment styles include large-cap growth and core equity management. In managing assets, ClearBridge generally utilizes a bottom-up, primary research intensive, fundamental approach to security selection that seeks to identify companies with the potential to provide solid economic returns relative to their risk-adjusted valuations. As of March 31, 2009, ClearBridge managed assets with a value of $42.7 billion.

        Brandywine Global Investment Management, LLC manages equity and fixed income, including global and international fixed income, portfolios for institutional and, through wrap accounts, high net worth individual clients. Brandywine, based in Philadelphia, Pennsylvania, pursues a value investing approach in its management of both equity and fixed income assets. As of March 31, 2009, Brandywine Global managed assets with a value of $28.2 billion.

        Royce & Associates, LLC is investment advisor to all of The Royce Funds. In addition, Royce & Associates also manages other pooled and separate accounts, primarily institutional. Headquartered in New York City, Royce & Associates generally invests in smaller company stocks, using a value approach. Royce & Associates' stock selection process seeks to identify companies with strong balance sheets and the ability to generate free cash flow. Royce & Associates pursues securities that are priced below its estimate of the company's current worth. As of March 31, 2009, Royce & Associates managed assets with a value of $18.3 billion.

        Batterymarch Financial Management, Inc. manages U.S., international and emerging markets equity portfolios for institutional clients. Based in Boston, Massachusetts, Batterymarch primarily uses a quantitative approach to asset management. The firm's investment process for U.S. and international portfolios, other than emerging market portfolios, is designed to enhance the fundamental investment disciplines by using quantitative tools to process fundamental data. As of March 31, 2009, Batterymarch managed assets with a value of $15.4 billion.

        Legg Mason Capital Management is an equity asset management business based in Baltimore, Maryland that manages both institutional separate accounts and mutual funds. Legg Mason Capital Management manages four Legg Mason Funds and one fund in the Legg Mason Partners Funds family. Legg Mason Capital Management also sub-advises the mutual fund managed by the joint venture described below and investment products sponsored by our other subsidiaries. Applying the principles of value investing, Legg Mason Capital Management's investment process uses a variety of techniques to develop an estimate of the worth of a business over the long term. The objective is to identify companies where the intrinsic value of the business is significantly higher than the current market value. As of March 31, 2009, Legg Mason Capital Management managed assets with a value of $12.0 billion.

        We and one of our employees each own 50% of a consolidated joint venture subsidiary that serves as investment manager of one equity fund, Legg Mason Opportunity Trust, within the Legg Mason Funds family. All of the assets managed by this joint venture, $1.0 billion at March 31, 2009, are included in our assets under management.

        Legg Mason Investment Counsel & Trust Company, National Association is a national banking association with authority to exercise trust powers. Headquartered in Baltimore, Maryland, Legg Mason Investment Counsel & Trust Company provides services as a trustee for trusts established by our individual and employee benefit plan clients and manages fixed income and equity assets. Through a number of our asset managers, we provide asset management services for a significant portion of the assets held in Legg Mason Investment Counsel & Trust Company's accounts. As of March 31, 2009, Legg Mason Investment Counsel, including its two subsidiaries described below, managed assets with a value of $7.6 billion.

        Legg Mason Investment Counsel & Trust has two subsidiary asset managers. Legg Mason Investment Counsel, LLC manages equity, fixed income and balanced portfolios for high net worth individual and institutional clients and several of our proprietary mutual funds. Legg Mason Investment Counsel is headquartered in Baltimore, Maryland and operates out of offices in New York City, Chicago, Cincinnati, Philadelphia, and Bryn Mawr, Pennsylvania. Legg Mason Investment Counsel & Trust's other asset management subsidiary is Barrett Associates, Inc., an equity asset manager for high net worth individuals and families, endowments and foundations that is based in New York City. Barrett delivers services through separately managed portfolios for individuals and institutions as well as through two proprietary mutual funds.

        Global Currents Investment Management, LLC manages international and global equity portfolios on behalf of institutional clients and proprietary mutual funds. Global Currents, based in Wilmington, Delaware, utilizes a value approach to managing assets. As of March 31, 2009, Global Currents managed assets with a value of $3.8 billion.

        Bartlett & Co. manages balanced, equity and fixed income portfolios for high net worth individual and institutional clients and follows a value investment philosophy. Bartlett is based in Cincinnati, Ohio. Bartlett's research and stock selection criteria emphasize a variety of fundamental factors, and Bartlett seeks to invest in companies that generally possess some combination of the following characteristics: financial strength, potential for growth of earnings and dividends, attractive profitability characteristics, sustainable competitive advantage and shareholder-oriented management. As of March 31, 2009, Bartlett managed assets with a value of $2.1 billion.

        Private Capital Management, L.P. manages equity assets for high net worth individuals and families, institutions, endowments and foundations in separate accounts and through limited partnerships. Based in Naples, Florida, Private Capital Management's value-focused investment philosophy is based on an analysis of a company's free cash flow. In executing this philosophy, Private Capital Management seeks to build an all-cap portfolio consisting primarily of securities of mid-cap companies that possess several basic elements, including significant free cash flow, a substantial resource base and a management team with the ability to correct problems that Private Capital Management believes have been excessively or inappropriately discounted by the public markets. As of March 31, 2009, Private Capital Management managed assets with a value of $1.6 billion.

        In addition to these asset managers, three of our International managers, Esemplia Emerging Markets, Permal Group and Western Asset Management's international operations, also manage funds in the Legg Mason Partners Funds family that are part of the Americas division.

        On March 31, 2009, we sold Legg Mason Real Estate Investors, Inc., a small asset management subsidiary that sponsored and managed private investment vehicles that invested debt and equity in commercial real estate.

  United States Mutual Funds

        Our U.S. mutual funds business primarily consists of four groups of proprietary mutual and closed-end funds, the Legg Mason Partners Funds, the Legg Mason Funds, The Royce Funds and the Western Asset Funds. Together, the Legg Mason Partners Funds and the Legg Mason Funds invest in a wide range of domestic and international equity and fixed income securities utilizing a number of different investment styles. The Legg Mason Partners Funds also include several money market funds. The Royce Funds invest primarily in small-cap company stocks using a value investment approach. The Western Asset Funds invest primarily in fixed income securities.

        The Legg Mason Partners Funds include 114 mutual funds and 20 closed-end funds in the United States, almost all of which are managed by our subsidiary asset managers. The mutual and closed-end funds within the Legg Mason Partners Funds include 57 equity funds (including balanced funds) that invest in a wide spectrum of equity securities utilizing numerous investment styles, including large-and mid-cap growth funds and international funds. The fixed income and liquidity mutual funds within the Legg Mason Partners Funds include 77 funds that offer a similarly wide variety of investment strategies and objectives, including income funds, investment grade funds and municipal securities funds. Many of our asset managers provide investment advisory services to the Legg Mason Partners Funds. As of March 31, 2009 and 2008, the Legg Mason Partners Funds included $143.0 billion and $168.4 billion in assets, respectively, in their mutual funds and closed-end funds, of which approximately 13% and 23%, respectively, were equity assets, approximately 9% and 11%, respectively, were fixed income assets and approximately 78% and 66%, respectively, were liquidity assets.

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

Equity investment strategies may emphasize large-cap, mid-cap or small-cap investing. In addition to Legg Mason Capital Management and the joint venture discussed above, our other asset managers that manage Legg Mason Funds are Western Asset Management Company (2 funds), Legg Mason Investment Counsel (1 fund), Batterymarch Financial Management (3 funds) and Brandywine Global Investment Management (3 funds). As of March 31, 2009 and 2008, the Legg Mason Funds included $7.4 billion and $24.5 billion in assets, respectively, of which approximately 91% were equity assets and approximately 9% were fixed income assets.

        The Royce Funds consist of 26 mutual funds and three closed-end funds, most of which invest primarily in smaller company stocks. Each of these funds seeks long-term appreciation of capital using a value approach. The funds differ in their approaches to investing in small or micro-cap companies and the universe of securities from which they can select. As of March 31, 2009 and 2008, The Royce Funds included $17.5 billion and $27.5 billion in assets, respectively, substantially all of which were equity assets. The Royce Funds are primarily distributed through non-affiliated fund supermarkets, non-affiliated wrap programs, and direct distribution. In addition, two of the portfolios in The Royce Funds are distributed only through insurance companies.

        Our mutual funds business also includes the Western Asset Funds, a proprietary family of nine mutual funds that are marketed primarily to institutional investors and retirement plans primarily through our institutional funds marketing group. Western Asset Management Company manages these funds using a team approach under the supervision of Western Asset's investment committee. The funds primarily invest in fixed income securities. As of March 31, 2009 and 2008, the Western Asset Funds included $13.3 billion and $24.2 billion in assets, respectively.

  Retail Separately Managed Account Programs

        We are a leading provider of asset management services to retail separately managed account products, such as wrap programs. Although we have sold a majority of the portion of the business of Legg Mason Private Portfolio Group which provides implementation and overlay services to retail separately managed account programs, our asset managers continue to provide asset management advisory services to most of the programs that were serviced by this business. These programs typically allow securities brokers or other financial intermediaries to offer their clients the opportunity to choose from a number of asset management services pursuing different investment strategies provided by one or more asset managers, and generally charge an all-inclusive fee that covers asset management, trade execution, asset allocation and custodial and administrative services. We provide investment management services to a number of retail separately managed account programs. Our retail separately managed account services are distributed through programs sponsored by Citigroup's distributors as well as other financial institutions.

  Distribution

        Our funds distribution groups distribute and support our U.S. mutual funds, closed-end funds and retail separately managed account program business. In general, our fund distributors are housed in separate subsidiaries from our asset managers.

        Our Americas division includes our U.S. mutual fund support and distribution operations. These operations support and distribute the Legg Mason Partners Funds, the Legg Mason Funds and the Western Asset Funds, and include our mutual fund wholesalers and our institutional funds marketing group. Our mutual fund wholesalers distribute the Legg Mason Partners Funds and the Legg Mason Funds through a number of third party distributors. The Legg Mason Partners Funds are principally distributed to retail investors through Citigroup's distribution businesses, primarily its retail brokerage business. The Legg Mason Funds are also primarily distributed to retail investors by Citigroup's distribution businesses. Pursuant to a Global Distribution Agreement we entered with Citigroup, Citigroup has agreed to distribute certain of our asset management products and services, including the Legg Mason Funds and the Legg Mason Partners Funds, through its various distribution businesses, and we agreed that, through February 2009, subject to a few exceptions, Citigroup's retail securities brokerage was the exclusive retail distributor of the Legg Mason Funds that are managed by Legg Mason Capital Management. This exclusivity has expired, and we are working to distribute the Legg Mason Funds through a number of third party distributors, including Citigroup's broker-dealer business. The majority of the fund assets managed by this division were distributed through Citigroup's various distribution businesses. Citigroup's retail brokerage business is the subject of a pending transaction in which it will be merged into the business of another large broker-dealer. We are unable to predict what effect, if any, this transaction will have on our ability to maintain our distribution relationships with this business and acquire new, and retain existing, assets under management. Our institutional funds marketing group distributes institutional share classes of the Legg Mason Partners Funds, the Legg Mason Funds and the Western Asset Funds to institutional clients and also distributes variable annuity sub-advisory services provided by our asset managers to insurance companies. Our institutional liquidity funds are primarily distributed by Western Asset's distributors. The Royce Funds are distributed primarily by Royce & Associates' distributors.

        In addition to distributing funds, our wholesalers also support our retail separately managed account program services. These services are provided through programs sponsored by Citigroup's distributors as well as other financial institutions.

        Each of the asset managers in this division has its own marketing groups that distribute its separate account management services to institutions or high net worth individuals and families. The institutional marketing groups distribute asset management services to potential clients, both directly and through consultants. Consultants play a large role in the institutional asset management business by helping clients select and retain asset managers. Institutional asset management clients and their consultants tend to be highly sophisticated and investment performance-driven. The high net worth individual marketing groups distribute asset management services to high net worth families and individuals directly to clients and indirectly through financial intermediaries.

International Division

        Our International division includes the separate account management operations of our asset managers that are based outside the United States, our non-U.S.-domiciled fund operations and our international distribution operations. The asset managers in this division provide a wide range of separate account investment management services primarily to institutional clients and provide asset management services to the funds that we sponsor. This division also contains our funds-of-hedge funds business, which sponsors and manages funds that invest in numerous hedge funds. In addition, this division sponsors proprietary equity, fixed income, liquidity and balanced funds that are domiciled and distributed in countries around the globe. For the fiscal years ended March 31, 2009, 2008 and 2007, this division generated revenues of $1.1 billion, $1.4 billion and $1.2 billion, respectively.

        As of March 31, 2009 and 2008, our International division managed assets with a value of $185.9 billion and $278.9 billion, respectively. Approximately 84% of the assets managed by this division as of March 31, 2009 were in fixed income or liquidity accounts managed by Western Asset and approximately 10% were in funds-of-hedge funds managed by Permal.

  Asset Managers in this Division

        Western Asset Management Company has asset management offices in the United Kingdom, Japan, Brazil, Australia and Singapore. Western Asset's international fixed income business includes management of liquidity products and Asian, Australian, Japanese, Brazilian, European, Canadian and United Kingdom local currency fixed income securities. As of March 31, 2009, Western Asset's international operations managed assets with a value of $155.4 billion.

        Permal Group Ltd. is a leading global funds-of-hedge funds management firm. Permal's products include both directional and absolute return strategies, and are available through multi-manager and single manager funds, separately managed accounts and structured products sponsored by several large financial institutions. Permal selects from among thousands of investment managers and investment firms in designing portfolios that are intended to meet a wide variety of specific investment objectives, including global, regional, class and sector specific offerings. In managing its directional offerings, Permal's objective is to participate significantly in strong markets, preserve capital in down or volatile markets and outperform market indices over a full market cycle with reduced risk and volatility. In managing its absolute return strategies, Permal seeks to achieve positive investment returns in all market conditions with low correlation to the overall equity markets. As of March 31, 2009, Permal managed assets with a value of $18.5 billion.

        Legg Mason Australian Equities is an Australian asset management business that offers Australian equity products, Australian property trusts and asset allocation products. Based in Melbourne, the firm follows a fundamental, intrinsic value approach to portfolio management and its guiding philosophy is a belief that in-depth research can generate superior long-term investment performance. As of March 31, 2009, Legg Mason Australian Equities managed assets with a value of $5.0 billion.

        Esemplia Emerging Markets is a dedicated emerging markets equities investment manager. Headquartered in London and with an office in New York City, Esemplia offers a range of portfolio management strategies, including core long only and alpha extension portfolios, to institutional investors around the world, including pension funds and sovereign wealth funds. Esemplia has a disciplined, systematic and fundamental-based investment process with an integrated, top-down (via country strategy) and bottom-up (via stock and sector) equity security selection process. As of March 31, 2009, Esemplia managed assets with a value of $2.8 billion.

        Congruix Investment Management takes a thematic approach to managing Asian equity securities and offers products that include Regional Asian Equity, Asian Absolute Alpha and Japan Equity portfolios. Based in Singapore, Congruix primarily manages separate account portfolios for institutions and, to a lesser extent, retail funds. In managing portfolios, Congruix seeks to exploit mispricing arising from market inefficiencies and cross border informational arbitrage opportunities to deliver above-index returns for its clients. As of March 31, 2009, Congruix managed assets with a value of $1.6 billion.

        Legg Mason Poland engages in portfolio management, servicing and distribution of both separate account management services and local funds in Poland. Based in Warsaw, the firm provides portfolio management services for primarily equity assets to institutions, including corporate pension plans and insurance companies, and, through funds distributed through banks and insurance companies, individual investors. As of March 31, 2009, Legg Mason Poland managed assets with a value of $1.3 billion.

        Legg Mason Hong Kong manages Hong Kong and China equity portfolios for primarily institutional clients, with a few large accounts constituting a majority of their assets under management. The firm also manages Hong Kong and China equity mutual funds that are distributed by Legg Mason's international distribution group. Legg Mason Hong Kong has a bottom-up, fundamental research approach to portfolio management using a proprietary present value model and also seeks to identify near term catalysts. As of March 31, 2009, Legg Mason Hong Kong managed assets with a value of $1.2 billion.

        In addition to these asset managers, a number of our Americas asset managers also provide investment management services to the funds that are part of the International division. These managers include Batterymarch Financial Management, Brandywine Global, ClearBridge Advisors, Global Currents, Legg Mason Capital Management, Private Capital Management and Royce & Associates.

  International Funds

        Our International division manages, supports and distributes numerous proprietary funds across a wide array of global fixed income, liquidity and equity investment strategies. These funds include a broad range of cross border funds that are domiciled in Ireland and Luxembourg and are available for sale in a number of countries across Asia, Europe and Latin America. These funds also include local fund ranges that are available for distribution in the United Kingdom, Australia, Japan, Singapore, Poland, Hong Kong and Canada. All of our international funds are distributed and serviced by Legg Mason's international distribution group, as discussed below. Our international funds include equity, fixed income, liquidity and balanced funds that are primarily managed or sub-advised by Batterymarch Financial Management, Brandywine Global, ClearBridge, Congruix, Esemplia, Global Currents, Legg Mason Capital Management, Private Capital Management, Royce & Associates and Western Asset Management. In aggregate, we sponsor and manage more than 200 of these international funds, which, as of March 31, 2009 and 2008, had an aggregate of approximately $53.2 billion and $74.5 billion in assets, respectively.

  Distribution

        Our international distribution group offers our investment management services to individual and institutional investors across Asia, Europe and the Americas. This group operates out of distribution offices in over 20 cities in 13 countries and is the sole distributor of our cross border funds globally and our international local funds in their respective countries. The goal of our international distributors is to be a global partner for firms that utilize or distribute asset management products around the world, but also to be viewed as a local partner through an understanding of the nuances and needs of each local market that they cover. These distributors seek to develop deep distribution relationships with retail banks, private banks, asset managers, fund platforms, pension plans and insurance plans. Our international distribution offices also work with our asset managers on a case-by-case basis to take advantage of preferences for local distributors or regulatory requirements in distributing products and services into their local markets.

        The largest business component within our international distribution group is Legg Mason Investments, which is responsible for the distribution and servicing of cross border and local fund ranges across Europe, the Americas and Asia. Legg Mason Investments has offices in locations including London, Paris, Milan, Frankfurt, Madrid, Singapore, Hong Kong, Taipei, Miami, Santiago and New York. These office locations understate the global nature of our distribution efforts, as Legg Mason Investments distributes cross-border funds in over 25 countries around the world, and works with our distribution operations in Japan and Canada to explore opportunities to sell cross border funds in those locations. This global presence provides Legg Mason Investments with the capabilities to provide a platform of sales, service, marketing and product that can cater to the different distribution dynamics in each of the three regions that it covers. Client coverage is local, coordinated across regions, and encompasses multiple distribution channels including fund-of-fund buyers, private banks, fund platforms, insurance companies, intermediaries and distribution partners. The extent to which each channel takes precedence in any one market is governed by local market dynamics.

        Legg Mason Australia Distribution is primarily responsible for the distribution in Australia of pooled investment vehicles sub-advised by Legg Mason Australian Equities. These distribution operations are run from offices in Melbourne and Sydney, and seek to distribute products primarily to retail investors, pension plans, retail-offer funds, fund-of-fund managers, insurance companies, and government funds/agencies.

        Legg Mason Canada is the distributor in Canada of all Legg Mason-managed products and services and is responsible for investment oversight of balanced accounts and Canadian domiciled pooled investment vehicles that are sub-advised by our asset managers. Legg Mason Canada operates from offices in two cities, and primarily distributes products to pension plans, endowments, foundations, banks and mutual fund companies (for sub-advisory services) and separately managed account programs.

        In Japan, Legg Mason Japan is responsible for the distribution of domestic mutual funds, cross border funds and institutional separate accounts. Their primary market is the retail market which includes retail banks, private banks, asset managers, fund platforms and insurance companies. Legg Mason Japan also provides support services for our cross border funds.

        Congruix, Esemplia, Legg Mason Australian Equities, Legg Mason Hong Kong and Legg Mason Poland cooperate from time to time on certain marketing and other similar activities as the Legg Mason Global Equities Group.

        Permal's products and services are sold primarily outside the United States to non-U.S. high net worth investors through a network of financial intermediaries. Permal's relationships with its financial intermediaries has resulted in wide international distribution of Permal's products and services.

Employees

        At March 31, 2009 and April 30, 2009, we had 3,890 and 3,830 employees, respectively. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory. However, competition for experienced asset management personnel is intense and from time to time we may experience a loss of valuable personnel. We recognize the importance to our business of hiring, training and retaining skilled professionals.

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

        Competition in our business periodically has been affected by significant developments in the asset management industry. See "Item 1A. Risk Factors — Competition in the Asset Management Industry Could Reduce our Revenues and Net Income."

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

        Our asset managers also may be subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and related regulations, particularly insofar as they act as a "fiduciary" under ERISA with respect to benefit plan clients. ERISA and related provisions of the Internal Revenue Code impose duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of ERISA plan clients and certain transactions by the fiduciaries (and several other related parties) to the plans. In addition, Legg Mason Investment Counsel & Trust Company is regulated by the Office of the Comptroller of the Currency.

        In our international business, we have subsidiaries domiciled in a number of jurisdictions, including Australia, Brazil, Canada, Japan, Hong Kong, Luxembourg, Poland, Singapore, Taiwan and the United Kingdom that are subject to the laws of, and to supervision by governmental authorities in, each of these jurisdictions. Our international subsidiaries are also authorized or licensed to offer their products and services in several other countries around the world and thus are subject to the laws of, and to supervision by governmental authorities in, these additional countries. In addition, a subsidiary of Permal is a Bahamas bank regulated by the Central Bank of the Bahamas. Our offshore proprietary funds are subject to the laws and regulatory bodies of the jurisdictions in which they are domiciled and, for funds listed on exchanges, to the rules of the applicable exchanges. Certain of our funds domiciled in Ireland and Luxembourg are also registered for public sale in several countries around the world and are subject to the laws of, and supervision by the governmental authorities of, those countries. All of these non-U.S. governmental authorities generally have broad supervisory and disciplinary powers, including, among others, the power to set minimum capital requirements, to temporarily or permanently revoke the authorization to carry on regulated business, to suspend registered employees, and to invoke censures and fines for both the regulated business and its registered employees.

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

         Our Leverage May Affect our Business and May Restrict our Operating Results

        At March 31, 2009, on a consolidated basis, we had approximately $3.2 billion in total indebtedness and total stockholders' equity of $4.5 billion, and our goodwill and other intangible assets were $1.2 billion and $3.9 billion, respectively. As of March 31, 2009, we had $390 million of additional borrowing capacity available under our various credit agreements, subject to certain conditions. As a result of this substantial indebtedness, we are required to use a significant portion of our cash flow to service principal and interest on our debt, which will limit the cash flow available for other business opportunities. In addition, these servicing obligations would increase in the future if we incur additional indebtedness and, in this regard, we have available, subject to maintaining compliance with financial covenants in our existing debt facilities, credit facilities that are not currently being fully utilized.

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

        The level of our indebtedness could:

  •
  limit our ability to obtain additional debt financing in the future or to borrow under our existing credit facilities (our principal bank debt facilities require that (i) our ratio of net debt (total debt less unrestricted cash in excess of working capital) to Consolidated EBITDA (as defined therein) not exceed 3.0 to 1 and (ii) our ratio of Consolidated EBITDA to total cash interest payments on certain Indebtedness (as defined therein) exceeds 4 to 1 while another debt facility prevents us from incurring additional debt, with certain exceptions, if our total debt to Consolidated EBITDA (as defined therein) exceeds 2.5 to 1);

  •
  limit cash flow available for general corporate purposes due to the ongoing cash flow requirements for debt service;

  •
  limit our flexibility, including our ability to react to competitive and other changes in the industry and economic conditions and our ability to provide support, should we elect to do so, to funds that our subsidiaries manage; and

  •
  place us at a competitive disadvantage compared to our competitors that have less debt.

        As of March 31, 2009, under the terms of our bank credit agreements our ratio of net debt to EBITDA was 1.8 and our ratio of EBITDA to interest expense was 6.2, and therefore, Legg Mason was in compliance with its bank financial covenants. If our net income stays at current levels or further declines, for any reason, it may be difficult to remain in compliance with these covenants. Similarly, to the extent that we spend our available cash for purposes other than repaying debt, we will increase our net debt to EBITDA ratio, thus putting pressure on our compliance with the covenants. Although there are actions that we may take if our financial covenant compliance becomes an issue, there can be no assurance that Legg Mason will remain in compliance with its bank debt covenants. In this regard, based on March run rate EBITDA, and factoring projected cost savings, we would be required to repay over half of our outstanding bank debt by December 2009 to maintain compliance with our covenants. However, based on improved April run rate results, repayment of debt may not be required to maintain compliance with our covenants. We anticipate that we will have available cash to repay all or a portion of our bank debt, should it be necessary. In addition, under the terms of the debt to EBITDA ratio covenant that we entered into in connection with the issuance of the 2.5% senior convertible notes, we may not, with certain exceptions, incur more than $250 million in additional debt until the effects of the sales of SIV securities drop out of the trailing twelve month EBITDA calculation and when we have substantially reduced our outstanding indebtedness.

        Upon the occurrence of various events, such as a change of control, some or all of our outstanding debt obligations may come due prior to their maturity date.

         Support We Provided to Liquidity Funds Affected Our Financial Position and Results of Operations

        As has been widely publicized, since late July 2007, there has been substantial disruption in the worldwide fixed income markets, including, specifically, a dramatic reduction in buyers of commercial paper and medium term notes issued by SIVs, which has adversely affected the liquidity in the market. As a result of these liquidity constraints and, for certain issuers, credit concerns, a number of SIVs have defaulted on their obligations under their securities and become the subject of restructuring negotiations or insolvency proceedings. Liquidity asset management funds that are managed by our subsidiaries invested in a number of these SIV-issued securities, and other types of funds managed by our subsidiaries, including closed-end funds that have issued auction rate preferred securities, have also been affected by these issues. In response to these issues, during fiscal years 2008 and 2009 we provided various forms of support to a number of liquidity funds. As part of that support, we assisted the funds in eliminating their exposure to SIV-issued securities, in part by acquiring certain SIV securities from the funds at their full amortized cost, rather than market prices, or reimbursing the funds for losses incurred in selling SIV securities. As a result of these actions, we incurred an aggregate of $2.3 billion in gross charges ($1.4 billion net of taxes and related expense reductions) and utilized an aggregate of approximately $2.9 billion in available cash during the fiscal year. See Note 17 of Notes to Consolidated Financial Statements in Item 8 below for a further description of the support we provided.

        Although we currently have no exposure to SIV-issued securities and thus would not provide any more support for those investments, as of March 31, 2009, we had outstanding capital support agreements committing us to provide up to $41.5 million in capital contributions to liquidity funds managed by our subsidiary in certain circumstances upon the funds realizing a loss on investments in securities that are not asset- backed or SIV-issued. One of these agreements, providing for up to $7 million in contributions, expired in April 2009. In the future, we may elect to provide additional credit, liquidity, or other support to products that we manage, particularly liquidity funds, although we are not legally required to do so and there can be no assurance that any support would be sufficient to avoid an adverse impact on any product or investors in any product. A decision to provide support may arise from factors specific to our products or from industry wide factors. If we elect to provide additional support, we could incur losses from the support we provide and incur additional costs, including financing costs, in connection with the support. These losses and additional costs could be material, and could adversely affect our earnings. If we were to take such actions we may also restrict our corporate assets, limiting our flexibility to use these assets for other purposes, and may be required to raise additional capital.

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

        In addition, in the ordinary course of our business we may reduce or waive investment management fees, or limit total expenses, on certain products or services for particular time periods to manage fund expenses, or for other reasons, and to help retain or increase managed assets. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced. During the last three years, several of our key equity and fixed income asset managers have not produced strong investment performance, on a relative basis or an absolute basis, in certain products or accounts that they manage. These investment performance issues have contributed to a significant reduction in their assets under management and revenues and a reduction in performance fees. There can be no assurance as to when, or if, these investment performance issues, or the resulting effects on the managers' assets under management and revenues, will be resolved. Moreover, even if investment performance should improve in the short term, in many cases there may be a lag before improved performance produces a positive effect on the managers' assets under management or revenues.

         Assets Under Management May Be Withdrawn, Which May Reduce our Revenues and Net Income

        Our investment advisory and administrative contracts are generally terminable at will or upon relatively short notice, and investors in the mutual funds that we manage may redeem their investments in the funds at any time without prior notice. Institutional and individual clients can terminate their relationships with us, reduce the aggregate amount of assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, changes in investment preferences of clients, changes in our reputation in the marketplace, changes in management or control of clients or third party distributors with whom we have relationships, loss of key investment management or other personnel and financial market performance. This risk is underscored by the fact that we have one international client that represents approximately 8% of our total assets under management (although it generates less than 1% of our operating revenues). In addition, in a declining securities market, the pace of mutual fund redemptions and withdrawal of assets from other accounts could accelerate. Poor investment performance generally or relative to other investment management firms tends to result in decreased purchases of fund shares, increased redemptions of fund shares, and the loss of institutional or individual accounts. During fiscal year 2009, our assets under management decreased from $950 billion at March 31, 2008 to $632 billion at March 31, 2009. One factor behind this decrease was $159 billion in net client outflows (of which $89 billion was outflows in fixed income assets, $47 billion was outflows in equity assets and $23 billion was outflows in liquidity assets). During the quarter ended March 31, 2009, our assets under management declined by $66 billion, primarily as a result of net client asset outflows of $44 billion and market depreciation of $22 billion. This decrease in our assets under management reduced our revenues and our operating income.

         If We Are Unable to Maintain our Fee Levels or If our Asset Mix Changes, our Revenues and Margins Could Be Reduced

        Our profit margins and net income are dependent in significant part on our ability to maintain current fee levels for the products and services that our asset managers offer. There has been a trend toward lower fees in some segments of the asset management industry, and no assurances can be given that we will be able to maintain our current fee structure. Competition could lead to our asset managers reducing the fees that they charge their clients for products and services. See " — Competition in the Asset Management Industry Could Reduce our Revenues and Net Income." In addition, our asset managers may be required to reduce their fee levels, or restructure the fees they charge, because of, among other things, regulatory initiatives or proceedings that are either industry-wide or specifically targeted or court decisions. For example, several firms in the mutual fund business agreed to reduce the management fees that they charge registered mutual funds as part of regulatory settlements. A reduction in the fees that our asset managers charge for their products and services will reduce our revenues and could reduce our net income. These factors also could inhibit our ability to increase fees for certain products.

        Our assets under management can generate very different revenues per dollar of managed assets based on factors such as the type of asset managed — equity assets generally produce greater revenues than fixed income assets, the type of client — institutional clients generally pay lower fees than other clients, the type of asset management product or service provided and the fee schedule of the asset manager providing the service. A shift in the mix of our assets under management from higher revenue-generating assets to lower revenue-generating assets may result in a decrease in our revenues even if our aggregate level of assets under management remains unchanged or increases. A decrease in our revenues, without a commensurate reduction in expenses, will reduce our net income. We experienced such a shift in the mix of our assets under management during fiscal year 2009, which continued a trend from the prior fiscal year. During fiscal year 2009, our equity assets under management declined from $271.6 billion (29% of our total assets under management) to $126.9 billion (20% of our total assets under management). During the most recent fiscal quarter, our equity assets under management decreased by 14%, from $148.4 billion at December 31, 2008 to $126.9 billion at March 31, 2009.

         Our Mutual Fund Management Contracts May Not Be Renewed, Which May Reduce our Revenues and Net Income

        A substantial portion of our revenues comes from managing U.S. mutual funds. We generally manage these funds pursuant to management contracts with the funds that must be renewed and approved by the funds' boards of directors annually. A majority of the directors of each mutual fund are independent from us. Although the funds' boards of directors have historically approved each of our management contracts, there can be no assurance that the board of directors of each fund that we manage will continue to approve the fund's management contract each year, or will not condition its approval on the terms of the management contract being revised in a way that is adverse to us. If a mutual fund management contract is not renewed, or is revised in a way that is adverse to us, it could result in a reduction in our revenues and, if our revenues decline without a commensurate reduction in our expenses, our net income will be reduced.

         Unavailability of Appropriate Investment Opportunities Could Hamper our Investment Performance or Growth

        An important component of investment performance is the availability of appropriate investment opportunities for new client funds. If any of our asset managers is not able to find sufficient investments for new client assets in a timely manner, the asset manager's investment performance could be adversely affected. Alternatively, if one of our asset managers does not have sufficient investment opportunities for new funds, it may elect to limit its growth by reducing the rate at which it receives new funds. Depending on, among other factors, prevailing market conditions, the asset manager's investment style, regulatory and other limits and the market sectors and types of opportunities in which the asset manager typically invests (such as less capitalized companies and other more thinly traded securities in which relatively smaller investments are typically made), the risks of not having sufficient investment opportunities may increase when an asset manager increases its assets under management, particularly when the increase occurs very quickly. If our asset managers are not able to identify sufficient investment opportunities for new client funds, their investment performance or ability to grow may be reduced.

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

        We experienced such a decline in the equity and fixed income markets during fiscal year 2009, which contributed to a decline in our assets under management and revenues during the year. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced.

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

         Changes in Interest Rates Could Have Adverse Effects on our Assets Under Management

        Increases in interest rates from their present levels may adversely affect the net asset values of our assets under management. In addition, in a rising interest rate environment institutional investors may shift liquidity assets that we manage in pooled investment vehicles to direct investments in the types of assets in which the pooled vehicles invest in order to realize higher yields. Furthermore, increases in interest rates may result in reduced prices in equity markets. Decreases in interest rates may also lead to outflows in fixed income or liquidity assets that we manage as investors seek higher yields. Any of these effects could lower our assets under management and revenues and, if our revenues decline without a commensurate reduction in our expenses, our net income will be reduced.

         Competition in the Asset Management Industry Could Reduce our Revenues and Net Income

        The asset management industry in which we are engaged is extremely competitive and we face substantial competition in all aspects of our business. We compete with numerous international and domestic asset management firms and broker-dealers, mutual fund complexes, hedge funds, commercial banks, insurance companies, other investment companies and other financial institutions. Many of these organizations offer products and services that are similar to, or compete with, those offered by our asset managers and have substantially more personnel and greater financial resources than we do. Some of these competitors have proprietary products and distribution channels that make it more difficult for us to compete with them. In addition, many of our competitors have long-standing and established relationships with distributors and clients. From time to time, our asset managers also compete with each other for clients and assets under management. Our ability to compete may be adversely affected if, among other things, our asset managers lose key employees or, as is currently the case for certain of the products managed by our asset managers, under-perform in comparison to relevant performance benchmarks or peer groups.

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

         Regulatory Matters May Negatively Affect our Business and Results of Operations

        Our business is subject to regulation by various regulatory authorities that are charged with protecting the interests of our clients. We could be subject to civil liability, criminal liability, or sanction, including revocation of our subsidiaries' registrations as investment advisers, revocation of the licenses of our employees, censures, fines, or temporary suspension or permanent bar from conducting business, if we violate such laws or regulations. Any such liability or sanction could have a material adverse effect on our financial condition, results of operations, and business prospects. In addition, the regulatory environment in which we operate frequently changes and has seen significant increased regulation in recent years. In particular, we have incurred significant additional costs as a result of regulatory changes affecting U.S. mutual funds. We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations. For example, we note that federal government officials have proposed significant changes to the regulatory structure of the financial services industry. We also note that recent recommendations for regulatory reform in the liquidity asset management business include the imposition of banking regulations on investment advisors, the creation of net capital requirements for investment advisors and changes in the rules governing money market mutual fund net asset value calculations. Any of these revisions could adversely affect our liquidity asset management business and our results of operations. Our business and results of operations can also be adversely affected by federal, state and foreign regulatory issues and proceedings.

        Instances of criminal activity and fraud by certain participants in the asset management industry, including hedge funds, have been recently discovered. This activity may result in changes to the regulations governing the asset management industry, or in more aggressive enforcement of the existing regulations. Over time, the cumulative effect of these actions may result in increased expenses, or lower management or other fees, and therefore adversely affect the revenues or profitability of asset management businesses.

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

        Legg Mason and a current and former officer are named as defendants in a consolidated legal action that was initially filed in October 2006. The action alleges that the defendants violated the Securities Exchange Act of 1934 and the Securities Act of 1933 by making misleading statements to the public and omitting certain material facts with respect to the acquisition of the Citigroup Asset Management business in a prospectus for a secondary stock offering and in other public statements in order to artificially inflate the price of our common stock. The action sought certification of a class of shareholders who purchased our common stock between February 1, 2006 and October 10, 2006 or who purchased stock in a secondary public offering around March 9, 2006 and seeks unspecified damages. On March 17, 2008, the court granted our motion to dismiss the action. However, the plaintiffs have appealed the dismissal of the complaints under the Securities Act. The dismissal of the claims under the Exchange Act on behalf of the proposed class of purchasers of stock between February 1, 2006 and October 10, 2006 was not appealed and is now final. We intend to defend the action still under appeal vigorously. We cannot accurately predict the eventual outcome of the appeal at this point, or whether the action will have a material adverse effect on us.

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

         Loss of Key Personnel Could Harm our Business

        We are dependent on the continued services of a number of our key asset management personnel and our management team, including our Chief Executive Officer. The loss of any of such personnel without adequate replacement could have a material adverse effect on us. Moreover, since certain of our asset managers contribute significantly to our revenues and net income, the loss of even a small number of key personnel at these businesses could have a disproportionate impact on our overall business. Additionally, we need qualified managers and skilled employees with asset management experience in order to operate our business successfully. The market for experienced asset management professionals is extremely competitive and is increasingly characterized by the movement of employees among different firms. Due to the competitive market for asset management professionals and the success of some of our employees, our costs to attract and retain key employees are significant and will likely increase over time. From time to time we may work with key employees to revise revenue sharing and other employment-related terms to reflect current circumstances. In addition, since the investment track record of many of our products and services is often attributed to a small number of individual employees, and sometimes one person, the departure of one or more of these employees could cause the business to lose client accounts or managed assets, which could have a material adverse effect on our results of operations and financial condition. If we are unable to attract and retain qualified individuals or our costs to do so increase significantly, our operations and financial results would be materially adversely affected.

         Our Business is Subject to Numerous Operational Risks and Risks that We May Incur Charges Related to Leased Facilities

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

        Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that have a security impact. If one or more of such events occur, it potentially could jeopardize our or our clients' or counterparties' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients', our counterparties' or third parties' operations. We may be required to spend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against fully or not fully covered through any insurance that we maintain.

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

        We are exposed to the risk of incurring charges related to subleases or vacant space for several of our leased offices. As of March 31, 2009, we had future commitments from third parties under non-cancellable subleases of approximately $101 million that effectively offset obligations under our leases for the properties, and had approximately $93 million in future lease commitments for office space that we have vacated and are seeking to sublease. We are also currently seeking sub-tenants for certain floors in the new headquarters that we will move into during fiscal year 2010, and, in the future, we may elect to vacate or sublease additional leased offices. Under generally accepted accounting principles, at the time a sublease is entered into or space is deemed permanently abandoned, we must incur a charge equal to the present value of the amount by which the commitment under the lease exceeds the amount due, or amount expected to be paid, under a sublease. As a result, in a period of declining commercial lease markets, we are exposed to the risk of incurring charges relating to any premises we are seeking to sublease resulting from longer periods to identify sub-tenants and reduced market rent rates leading to new sub-tenants paying less in rent than we are paying under our lease. Also, if a sub-tenant defaults on its sublease, we would likely incur a charge for the rent that we will incur during the period that we expect would be required to sublease the premises and any reduction in rent that current market rent rates lead us to expect a new sub-tenant will pay. This risk is underscored by the fact that one sub-tenant represents approximately 90% of the sublease rent commitment described above. During fiscal year 2009, we recognized aggregate charges of $79 million resulting from a default by a sub-tenant and declining market conditions leading to longer periods to identify sub-tenants and declines in expected sublease rent for premises we are seeking to sublease. There can be no assurance that we will not recognize additional lease-related charges, which may be material to our results of operations.

         Potential Impairment of Goodwill and Intangible Assets Could Increase our Expenses and Reduce our Assets

        Determining goodwill and intangible assets, and evaluating them for impairment, requires significant management estimates and judgment, including estimating value and assessing life in connection with the allocation of purchase price in the acquisition creating them. Our goodwill and intangible assets may become impaired as a result of any number of factors, including losses of investment management contracts or declines in the value of managed assets. Any impairment of goodwill or intangibles could have a material adverse effect on our results of operations. For example, during the year ended March 31, 2009, we incurred aggregate impairment charges of $1.3 billion ($806 million, net of taxes) relating to goodwill and intangible assets including acquired asset management contracts and trade names. Our $100 million in amortizable intangible assets represent asset management contracts purchased in several transactions. These assets could become impaired if we experience client attrition at a rate faster than projected or fees charged under the contracts are reduced. The domestic mutual fund contracts acquired in the 2005 acquisition of the Citigroup Asset Management business ("CAM") of $2,502 million and the Permal funds-of-hedge funds contracts of $947 million account for approximately 65% and 25%, respectively, of our indefinite-life intangible assets, while the goodwill in our Americas and International divisions aggregates $1.2 billion. Changes in the assumptions underlying projected cash flows from the assets or reporting units, resulting from market conditions, reduced assets under management or other factors, could result in an impairment of any of these assets. Assuming all other factors remain the same, actual results and changes in assumptions for the CAM mutual fund and Permal fund-of-hedge funds contracts would have to cause our cash flow projections over the long-term to deviate more than 16% and 20%, respectively, from previous projections or the discount rate would have to increase by 1.3 and 2.3 percentage points, respectively, for the asset to be deemed impaired. Similarly, assuming all other factors remain the same, actual results and changes in assumptions for the Americas and International divisions would have to cause our cash flow projections over the long-term to decrease more than 42% and 34%, respectively, from previous projections or the discount rate would have to increase by 5 and 4 percentage points, respectively, for the goodwill to be deemed impaired. There can be no assurances that continued market turmoil or asset outflows, or other factors, will not produce an impairment. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Intangible Assets and Goodwill."

         Deferred Tax Assets May Not Be Fully Realizable

        As of March 31, 2009, we had approximately $1.3 billion in deferred tax assets relating to U.S. taxing jurisdictions, which represent tax benefits that we expect to realize in future periods. Under accounting rules, we are required to recognize a charge to earnings to reduce our deferred tax assets if it is determined that any future tax benefits are not likely to be realized before they expire. Deferred tax assets generated in U.S. jurisdictions resulting from net operating losses generally expire 20 years after they are generated. In order to realize these future tax benefits, we estimate that we must generate approximately $5.7 billion in U.S. earnings before the benefits expire. There can be no assurances that we will achieve this level of earnings before some portion of these tax benefits expires. In addition, our belief that we will likely be able to realize these future tax benefits is based in part upon our estimates of the timing of other differences in revenue and expense recognition between tax returns and financial statements and our understanding of the application of tax regulations, which may prove to be incorrect for any number of reasons, including future changes in tax or accounting regulations. If we are required to recognize a charge to earnings to reduce our deferred tax assets, the charge may be material to our earnings or financial condition.

         Performance-Based Fee Arrangements May Increase the Volatility of our Revenues

        A portion of our investment advisory and related fee revenues is derived from performance fees. Our asset managers earn performance fees under certain client agreements if the investment performance in the portfolio meets or exceeds a specified benchmark. If the investment performance does not meet or exceed the investment return benchmark for a particular period, the asset manager will not generate a performance fee for that period and, if the benchmark is based on cumulative returns, the asset managers' ability to earn performance fees in future periods may be impaired. Recent investment performance issues and poor market conditions have had a negative effect on the performance fees we earn. We earned $17.4 million in performance fees during fiscal 2009 and $132.7 million in performance fees during fiscal 2008. Our opportunities to receive performance fees have generally increased as a result of the November 2005 acquisition of Permal, a fund-of-hedge funds manager that can earn performance fees in addition to the fees earned by its underlying hedge fund managers. Performance fees may become more common in our industry. An increase in performance fees, or in performance-based fee arrangements with our clients, could create greater fluctuations in our revenues.

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

         We Rely on Third Parties to Distribute our Mutual Funds and Certain Other Products

        In the transaction in which we acquired the CAM business, we transferred our retail securities brokerage and capital markets businesses to Citigroup. Prior to the closing of the transaction, our retail securities brokerage business had been the primary retail distributor of the Legg Mason Funds and both our retail brokerage and our capital markets businesses had distributed a number of our other asset management products and services. Since the transaction, we have been moving to an "open architecture" distribution model and now utilize third party distributors for many of our asset management products and services, which may expose us to risks resulting from the fact that we do not control the distributors. For example, we must compensate the distributors for selling our products and services in amounts that are agreed between them and us but which, in many cases, are largely determined by the distributor. In addition, these distributors generally offer their clients various investment products and services, including proprietary products and services, in addition to and in competition with our products and services.

        Pursuant to a Global Distribution Agreement we entered into with Citigroup, Citigroup has agreed to distribute certain of our asset management products and services, including the Legg Mason Funds and the Legg Mason Partners Funds, through its various distribution businesses, and we agreed that, subject to a few exceptions, Citigroup's retail securities brokerage would be the exclusive retail distributor of the Legg Mason Funds that are managed by Legg Mason Capital Management for a period of three years that ended in February 2009. Since that exclusivity ended, we are working to distribute the funds through a number of third parties, including Citigroup's retail securities brokerage. There can be no assurance that the termination of this exclusivity provision will not have an adverse effect on our ability or costs to acquire new, or retain our existing, assets under management.

        The former CAM business has historically relied upon Citigroup's distribution businesses to be the primary distributor of its products and services, and we expect this reliance to continue for some time despite the fact that CAM is no longer under common ownership with the distributors. The majority of our fund assets under management were distributed through Citigroup's various distribution businesses. While the Citigroup and other distributors are compensated for distributing our products and services, there can be no assurances that we will be successful in distributing the Legg Mason Funds and our other products and services, including those managed or offered by ClearBridge and other former CAM businesses, through Citigroup's distributors, that we will be successful in distributing our products and services through other third party distributors, or that the transfer of our retail securities brokerage and capital markets businesses will not have an adverse effect on our ability to distribute, or the costs of distributing, our products and services. In addition, mergers and other corporate transactions among distributors may affect our distribution relationships. For example, we are unable to predict with accuracy whether the pending combination of Citigroup's retail brokerage business into the business of another major retail broker will affect our existing distribution relationships or our ability, or costs, to attract new, and retain existing, investors in our products. If we are unable to distribute our products and services successfully, it will adversely affect our revenues and net income, and any increase in distribution related expenses could adversely affect our net income.

         Our Funds-of-Hedge Funds Business Entails a Number of Risks

        Permal operates in the international funds-of-hedge funds business, a portion of the asset management business in which we had not been engaged before we acquired Permal. The funds-of-hedge funds business and Permal had both grown rapidly over the last several years. This growth did not continue in fiscal year 2009, during which there was a contraction in the funds-of-hedge funds business as the weak economic environment led investors to withdraw assets from the industry. The funds-of-hedge funds business typically involves clients being charged fees on two levels — at the funds-of-funds level and at the underlying funds level. These fees may include management fees and performance fees. There is no assurance that Permal will not be forced to change its fee structures by competitive or other pressures or that Permal's fee structures will not hamper its growth. In addition, Permal may generate significant performance fees from time to time, which could increase the volatility of our revenues. See " — Performance-Based Fee Arrangements May Increase the Volatility of our Revenues." Because Permal operates in the funds-of-hedge funds business globally, it is exposed to a number of regulatory authorities and requirements in different jurisdictions.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2. PROPERTIES.

        We lease all of our office space. However, we have entered into an agreement under which we expect to purchase the building housing certain of our back office and support operations by the end of fiscal year 2012. Our headquarters and certain other functions are located in an office building in Baltimore, Maryland, in which we currently hold under lease approximately 371,000 square feet. We have signed a lease to move our headquarters to a new building that is currently under construction in Baltimore before the term of our current headquarters lease expires in September 2009. In the new headquarters building, we will lease approximately 373,000 square feet.

        Our asset managers and other subsidiaries are housed in office buildings in 34 cities in 18 countries around the world. The largest of the leases include:

  •
  ClearBridge Advisors, Western Asset Management and our distribution and administrative services subsidiaries currently occupy approximately 132,000 square feet in an office building located in New York, New York in which we hold under lease approximately 195,000 square feet. The remaining 63,000 square feet has been subleased to a third party;

  •
  Our distribution and administrative services subsidiaries occupy approximately 150,000 square feet in an office building located in Stamford, Connecticut; and

  •
  Western Asset Management Company's headquarters is housed in an office building in Pasadena, California in which we occupy approximately 194,000 square feet.

        See Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Report for a discussion of our lease obligations.

ITEM 3. LEGAL PROCEEDINGS.

        Our current and former subsidiaries are the subject of customer complaints, have been named as defendants or co-defendants in various lawsuits alleging substantial damages and have been involved in certain governmental and self-regulatory agency investigations and proceedings. These proceedings arise primarily from asset management, securities brokerage, and investment banking activities. Some of these proceedings relate to public offerings of securities in which one or more of our prior subsidiaries participated as a member of the underwriting syndicate. We are also aware of litigation against certain underwriters of offerings in which one or more of our former subsidiaries was a participant, but where the former subsidiary is not now a defendant. In these latter cases, it is possible that we may be called upon to contribute to settlements or judgments. In the Citigroup transaction, we transferred to Citigroup the subsidiaries that constituted our private client brokerage and capital markets businesses, thus transferring the entities that would have primary liability for most of the customer complaint, litigation and regulatory liabilities and proceedings arising from those businesses. However, as part of that transaction, we agreed to indemnify Citigroup for most customer complaint, litigation and regulatory liabilities of our former private client brokerage and capital markets businesses that result from pre-closing events. In addition, the asset management business we acquired from Citigroup is a defendant in a number of legal actions, including class action litigation, arising from pre-closing asset management activities, some of which seek substantial damages. That business is also involved in certain regulatory matters related to its business activities prior to the closing. Under the terms of the transaction agreement with Citigroup, Citigroup has agreed to indemnify us for certain legal matters, including all currently known pre-closing legal matters, of the former CAM business. While the ultimate resolution of any pre-closing matters threatened or pending from our prior brokerage and capital markets businesses or the former CAM business can not be determined at this time, based on current information and after consultation with legal counsel, management believes that any accrual or range of reasonably possible losses as of March 31, 2009 is not material. While the ultimate resolution of any threatened or pending litigation and other matters cannot be currently determined, in the opinion of our management, after consultation with legal counsel, the resolution of these matters will not have a material adverse effect on our financial position. However, our results of operations could be materially affected during any period if liabilities in that period differ from our prior estimates, and our cash flows could be materially impacted during any period in which these matters are resolved. See Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Report.

        Legg Mason and a current and former officer, together with an underwriter in a public offering, are named as defendants in a consolidated legal action that was initially filed in October 2006. The complaint alleged that the defendants violated the Securities Exchange Act of 1934 and the Securities Act of 1933 by making misleading statements to the public and omitting certain material facts with respect to the acquisition of the CAM business in a prospectus for a secondary stock offering and in other public statements in order to artificially inflate the price of Legg Mason common stock. The complaint sought certification of a class of shareholders who purchased Legg Mason common stock between February 1, 2006 and October 10, 2006 or who purchased stock in a secondary public offering around March 9, 2006 and seeks unspecified damages. On March 17, 2008, the complaint was dismissed with prejudice. However, the plaintiffs have appealed the dismissal of the claims under the Securities Act. The dismissal of the claims under the Exchange Act on behalf of the proposed class of purchasers of stock between February 1, 2006 and October 10, 2006 was not appealed and is now final. We intend to defend the action still under appeal vigorously. We cannot accurately predict the eventual outcome of the appeal at this point, or whether the action will have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

        Information (not included in our definitive proxy statement for the 2009 Annual Meeting of Stockholders) regarding certain of our executive officers is as follows:

        Charles J. Daley, Jr., age 46, was elected Chief Financial Officer of Legg Mason in July 2005, and Senior Vice President, Principal Financial Officer and Treasurer of Legg Mason in January 2002. He has served in a number of financial management capacities since joining us in 1988, including as Vice President of Legg Mason since July 1999 and as Controller of Legg Mason from July 2001 to July 2002. Mr. Daley is a certified public accountant.

        Ronald R. Dewhurst, age 56, was elected Senior Managing Director of Legg Mason in January 2008 and is the head of our International division. Mr. Dewhurst served as the Chief Executive Officer of I00F, an investment management company in Australia, from 2004 to 2007. From 1993 to 2002, he held various positions at J.P. Morgan Investment Management and J.P. Morgan Fleming Asset Management including Head of Asian Equities, Hong Kong; Head of European Equities, London and Head of the Americas, New York. He was also a member of the J.P. Morgan Global Committee for Private Banking and Asset Management.

        David R. Odenath, age 52, was elected Senior Vice President of Legg Mason in September 2008, and is the head of our Americas division. From 1999 to September 2008 he served in a number of capacities with Prudential Financial, the asset management arm of a large insurance and financial services company, most recently as President of Prudential Annuities and Co-Head of International Retirement, in which position he was responsible for supervising the firm's variable annuity business. Mr. Odenath is a director of 14 funds in the Legg Mason Funds mutual fund complex.

        Jeffrey A. Nattans, age 42, was elected Senior Vice President of Legg Mason in March 2009 and is responsible for overseeing our Specialized Asset Managers. Mr. Nattans has been involved in corporate strategy, strategic initiatives, including acquisitions and financings, and the development of Legg Mason's international equity asset management businesses since joining us in 2006. From 1996 to 2006, he served as an investment banker at Goldman Sachs, a large broker-dealer and investment banking firm.

        Joseph A. Sullivan, age 51, was elected Senior Executive Vice President and Chief Administrative Officer of Legg Mason in September 2008 and is responsible for overseeing our administrative functions. From December 2005 to September 2008 he was responsible for overseeing the fixed income capital markets operations of Stifel Nicolaus, a broker-dealer. From 1993 to December 2005 he oversaw the fixed income capital markets operations of Legg Mason Wood Walker, Legg Mason's broker-dealer subsidiary that was sold in December 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Shares of Legg Mason, Inc. common stock are listed and traded on the New York Stock Exchange (symbol LM). As of March 31, 2009, there were approximately 1,785 holders of record of Legg Mason common stock. Information with respect to our dividends and stock prices is as follows:

	Quarter ended
	Mar. 31	Dec. 31	Sept. 30	June 30
Fiscal 2009
Cash dividend declared per share	$0.24	$0.24	$0.24	$0.24
Stock price range:
High	25.53	38.74	47.82	65.50
Low	10.37	11.09	26.56	43.37
Fiscal 2008
Cash dividend declared per share	$0.24	$0.24	$0.24	$0.24
Stock price range:
High	75.32	88.20	103.09	106.36
Low	51.51	68.35	76.80	92.82

        We expect to continue paying cash dividends. However, the declaration of dividends is subject to the discretion of our Board of Directors. In determining whether to declare dividends, or how much to declare in dividends, our Board will consider factors it deems relevant, which may include our results of operations and financial condition, our financial requirements, general business conditions and the availability of funds from our subsidiaries, including all restrictions on the ability of our subsidiaries to provide funds to us. On May 4, 2009, our Board of Directors declared a regular, quarterly dividend of $.03 per share, significantly reducing the regular, quarterly dividend paid on shares of our common stock in order to improve our flexibility to respond to cash needs and business opportunities requiring cash outflows.

Equity Compensation Plan Information

        The following table provides information about our equity compensation plans as of March 31, 2009.

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	6,217,540	(1)	64.09	(2)	9,153,566	(3)(4)
Equity compensation plans not approved by stockholders	6,280	(5)	—	(6)	—	(7)

Total	6,223,820	(1)(5)	64.09	(2)(6)	9,153,566	(3)(4)(7)

(1)
Includes 622,783 shares of Legg Mason Common Stock ("Common Stock") that are held in a trust pending distribution of phantom stock units. The phantom stock units, which are converted into shares of Common Stock on a one-for-one basis upon distribution, were granted to plan participants upon their deferral of compensation or dividends paid on phantom stock units. When amounts are deferred, participants receive a number of phantom stock units equal to the deferred amount divided by 90% to 95% of the fair market value of a share of Common Stock. Also includes 39,032 restricted stock units granted to non-employee directors as equity compensation that are converted into shares of Common Stock on a one-for-one basis upon distribution.

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

(4)
5,342,797 of these shares may be issued under our omnibus equity plan as stock options, restricted or unrestricted stock grants or any other form of equity compensation. 499,217 of these shares may be issued under the Legg Mason, Inc. Equity Plan for Non-Employee Directors as grants of stock or restricted stock units. 3,311,552 of these shares may be purchased under our employee stock purchase plan, which acquires the shares that are purchased thereunder in the open market.

(5)
Represents 6,280 shares of Common Stock issuable under the Howard Weil Plan (as defined below).

(6)
The Howard Weil Plan provides for the issuance of shares of Common Stock upon the occurrence of certain events at no additional cost to the recipient. However, these rights were acquired upon the recipients' deferral of compensation or dividends on rights held with a value equal to the market value of the shares acquirable under the plan.

(7)
Under the Howard Weil Plan, 6,280 shares of Common Stock are currently held in a trust to be issued under the plan. No new awards are made under this plan, however, dividends on the shares held in the plan are reinvested in the right to receive additional shares of Common Stock, which are purchased in the market to fulfill this obligation.

        We have one equity compensation plan that has not been approved by our stockholders. This plan, the Howard, Weil, Labouisse, Friedrichs, Inc. Equity Incentive Plan (the "Howard Weil Plan"), has been terminated for purposes of additional awards for many years. However, shares continue to be held under the plan pending distribution.

Set forth below is a brief description of this plan.

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

Purchases of our Common Stock

        The following table sets out information regarding our purchases of Common Stock during the quarter ended March 31, 2009

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs(1)	(d) Maximum number of shares that may yet be purchased under the plans or programs(1)
January 1, 2009 Through January 31, 2009	—	$—	—	3,900,000
February 1, 2009 Through February 28, 2009	—	—	—	3,900,000
March 1, 2009 Through March 31, 2009	—	—	—	3,900,000

Total	—	$—	—	3,900,000

(1)
On July 19, 2007, we announced that our Board of Directors authorized Legg Mason to purchase 5.0 million shares of Legg Mason common stock in open-market purchases. There was no expiration date attached to this authorization.

ITEM 6. SELECTED FINANCIAL DATA.

(Dollars in thousands, except per share amounts or unless otherwise noted)

	Years Ended March 31,
	2009	2008	2007	2006	2005

OPERATING RESULTS(1)
Operating revenues	$3,357,367	$4,634,086	$4,343,675	$2,645,212	$1,570,700
Operating expenses, excluding impairment	2,718,577	3,432,910	3,315,377	1,965,482	1,081,583
Impairment of goodwill and intangible assets	1,307,970	151,000	—	—	—

Operating income (loss)	(669,180)	1,050,176	1,028,298	679,730	489,117
Other income (expense)	(203,441)	971	15,556	35,732	(18,359)
Fund support	(2,283,236)	(607,276)	—	—	—

Income (loss) from continuing operations before income tax provision (benefit) and minority interests	(3,155,857)	443,871	1,043,854	715,462	470,758
Income tax provision (benefit)	(1,210,853)	175,995	397,612	275,595	175,334

Income (loss) from continuing operations before minority interests	(1,945,004)	267,876	646,242	439,867	295,424
Minority interests, net of tax	(2,924)	(266)	4	(6,160)	—

Income (loss) from continuing operations	(1,947,928)	267,610	646,246	433,707	295,424
Income from discontinued operations, net of tax	—	—	—	66,421	113,007
Gain on sale of discontinued operations, net of tax	—	—	572	644,040	—

Net income (loss)	$(1,947,928)	$267,610	$646,818	$1,144,168	$408,431

PER SHARE
Net income (loss) per share:
Basic
Income (loss) from continuing operations	$(13.85)	$1.88	$4.58	$3.60	$2.86
Income from discontinued operations	—	—	—	0.55	1.09
Gain on sale of discontinued operations	—	—	—	5.35	—

	$(13.85)	$1.88	$4.58	$9.50	$3.95

Diluted
Income (loss) from continuing operations	$(13.85)	$1.86	$4.48	$3.35	$2.56
Income from discontinued operations	—	—	—	0.51	0.97
Gain on sale of discontinued operations	—	—	—	4.94	—

	$(13.85)	$1.86	$4.48	$8.80	$3.53

Weighted average shares outstanding:
Basic	140,669	142,018	141,112	120,396	103,428
Diluted(2)	140,669	143,976	144,386	130,279	117,074
Dividends declared	$.960	$.960	$.810	$.690	$.550
BALANCE SHEET
Total assets	$9,321,354	$11,830,352	$9,604,488	$9,302,490	$8,219,472
Long-term debt	2,973,392	2,257,773	1,112,624	1,202,960	811,164
Total stockholders' equity	4,454,477	6,620,503	6,541,490	5,850,116	2,293,146

FINANCIAL RATIOS AND OTHER DATA
Cash income (loss) from continuing operations per diluted share (non-GAAP)(3)	$(15.74)	$2.86	$5.86	$4.10	$3.17
Profit margin:(4)
Pre-tax	(94.0)%	9.6%	24.0%	27.0%	30.0%
After-tax	(58.0)%	5.8%	14.9%	16.6%	18.8%
Total debt to total capital(5)	42.0%	29.4%	14.5%	18.0%	26.1%
Assets under management (in millions)	$632,404	$950,122	$968,510	$867,550	$374,529
Full-time employees	3,890	4,220	4,030	3,820	5,580

(1)
Reflects results of Citigroup's asset management business ("CAM") and Permal Group Ltd ("Permal") since acquisition in fiscal 2006 and discontinued private client, capital markets and mortgage banking and servicing operations, where applicable.
(2)
Basic shares and diluted shares are the same for periods with a net loss.
(3)
Cash income (loss) from continuing operations is a non-GAAP performance measure we define as income from continuing operations, plus amortization and deferred taxes related to intangible assets and goodwill less deferred income taxes on goodwill and indefinite-life intangible asset impairments. See Supplemental Non-GAAP Information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(4)
Calculated based on income from continuing operations before minority interests.
(5)
Calculated based on total debt as a percentage of total capital (total stockholders' equity plus total debt) as of March 31.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We operate in one reportable business segment, Asset Management. In connection with changes to our executive management during fiscal 2009 and a desire to expand multi-channel distribution capabilities and to better align our resources to access new growth opportunities, we realigned our management responsibilities. As a result, we now manage our business in two divisions or operating segments, Americas and International, which are primarily based on the geographic location of the advisor or the domicile of fund families we manage. Our division managers report directly to our Chief Executive Officer. The Americas Division consists of our U.S.-domiciled fund families, the separate account businesses of our U.S.-based investment affiliates and the domestic distribution organization. Similarly, the International Division consists of our fund complexes, distribution teams and investment affiliates located outside the U.S. We believe this structure will provide greater focus and allow us to maximize distribution efforts and more efficiently take advantage of growth opportunities locally and abroad. Presentation of all previously reported amounts have been conformed to the new management structure.

Our operating revenues primarily consist of investment advisory fees, from separate accounts and funds, and distribution and service fees. Investment advisory fees are generally calculated as a percentage of the assets of the investment portfolios that we manage. In addition, performance fees may be earned under certain investment advisory contracts for exceeding performance benchmarks. Distribution and service fees are fees received for distributing investment products and services or for providing other support services to investment portfolios, and are generally calculated as a percentage of the assets in an investment portfolio or as a percentage of new assets added to an investment portfolio. Our revenues, therefore, are dependent upon the level of our assets under management, and thus are affected by factors such as securities market conditions, our ability to attract and maintain assets under management and key investment personnel, and investment performance. Our assets under management primarily vary from period to period due to inflows and outflows of client assets and market performance. Client decisions to increase or decrease their assets under our management, and decisions by potential clients to utilize our services, may be based on one or more of a number of factors. These factors include our reputation in the marketplace, the investment performance, both absolute and relative to benchmarks or competitive products, of our products and services, the client or potential client's situation, including investment objectives, liquidity needs, investment horizon and amount of assets managed, our relationships with distributors and the external economic environment, including market conditions.

The fees that we charge for our investment services vary based upon factors such as the type of underlying investment product, the amount of assets under management, and the type of services (and investment objectives) that are provided. Fees charged for equity asset management services are generally higher than fees charged for fixed income and liquidity asset management services. Accordingly, our revenues will be affected by the composition of our assets under management. In addition, in the ordinary course of our business, we may reduce or waive investment management fees, or limit total expenses, on certain products or services for particular time periods to manage fund expenses, or for other reasons, and to help retain or increase managed assets. Under revenue sharing agreements, certain of our subsidiaries retain different percentages of revenues to cover their costs, including compensation. As such, our net income, profit margin and compensation as a percentage of operating revenues are impacted based on which subsidiaries generate our revenues, and a change in assets under management at one subsidiary can have a dramatically different effect on our revenues and earnings than an equal change at another subsidiary.

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

Our financial position and results of operations are materially affected by the overall trends and conditions of the financial markets, particularly in the United States, but increasingly in the other countries in which we operate. Results of any individual period should not be considered representative of future results. Our profitability is sensitive to a variety of factors, including the amount and composition of our assets under management, and the volatility and general level of securities prices and interest rates, among other things. Sustained periods of unfavorable market conditions are likely to affect our profitability adversely. In addition, the diversification of services and products offered, investment performance, access to distribution channels, reputation in the market, attracting and retaining key employees and client relations are significant factors in determining whether we are successful in attracting and retaining clients. The economic downturn of the past year contributed to a significant contraction in our business.

The financial services business in which we are engaged is extremely competitive. Our competition includes numerous global, national, regional and local asset management firms, broker-dealers and commercial banks. The industry has been dramatically impacted by the economic downturn of the past year, and in prior years by the consolidation of financial services firms through mergers and acquisitions. During the fiscal years ended March 31, 2009 and 2008, the fixed income markets have endured substantial turmoil. One effect of this turmoil was that liquidity in the markets for many types of asset backed commercial paper and medium term notes issued by structured investment vehicles ("SIVs") became substantially reduced. As a result, and to protect our clients, we entered into several arrangements during fiscal 2008 and 2009 to provide support to liquidity funds that are managed by a subsidiary that had invested in SIV securities.

The industry in which we operate is also subject to extensive regulation under federal, state, and foreign laws. Like most firms, we have been impacted by the regulatory and legislative changes. Responding to these changes has required us to incur costs that continue to impact our profitability.

All references to fiscal 2009, 2008 or 2007 refer to our fiscal year ended March 31 of that year. Terms such as "we," "us," "our," and "company" refer to Legg Mason.

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

The financial environment globally and in the United States was volatile during fiscal 2009 and challenging market conditions persisted throughout most of our fiscal year. The sharp decline in equity markets and continuing dislocations in the credit markets adversely affected the entire financial sector during fiscal 2009. The equity markets suffered from pullback in consumer spending, which led to weak performance in global markets, increased unemployment, and significant declines in the values of assets owned by financial institutions. Investors' confidence continued to weaken, which caused a shift in the markets from equity and corporate bonds to U.S. treasury notes and bonds. As a result, all three major U.S. equity market indices declined sharply during the fiscal year. The Dow Jones Industrial Average,(1) NASDAQ Composite Index(2) and the S&P 500(3) were down 38%, 33% and 40%, respectively, for the fiscal year. The Barclays Capital U.S. Aggregate Bond Index(4) increased 3% and the Barclays Capital Global Aggregate Bond Index(4) decreased 5%. During fiscal 2009, the Federal Reserve Board reduced the discount rate by 2.00% to the current rate of 0.25%. Our results were negatively impacted by many of these factors. The financial environment in which we operate continues to be challenging moving into fiscal 2010. We expect the challenges presented by the credit markets to persist throughout the next fiscal year. We cannot predict how these uncertainties will impact the Company's results.

(1)
Dow Jones Industrial Average is a trademark of Dow Jones & Company, which is not affiliated with Legg Mason.
(2)
NASDAQ is a trademark of the NASDAQ Stock Market, Inc., which is not affiliated with Legg Mason.
(3)
S&P is a trademark of Standard & Poor's, a division of the McGraw-Hill Companies, Inc., which is not affiliated with Legg Mason.
(4)
Barclays Capital U.S. Aggregate Bond Index and Barclays Capital Global Aggregate Bond Index are trademarks of Barclays Capital, which is not affiliated with Legg Mason.

The following table sets forth, for the periods indicated, items in the Consolidated Statements of Operations as a percentage of operating revenues and the increase (decrease) by item as a percentage of the amount for the previous period:

	Percentage of Operating Revenues			Period to Period Change(1)
	2009	Years Ended March 31, 2008	2007	2009 Compared to 2008	2008 Compared to 2007

Operating Revenues
Investment advisory fees
Separate accounts	30.3%	31.6%	33.3%	(30.5)%	1.3%
Funds	54.7	50.1	46.5	(20.8)	14.7
Performance fees	0.5	2.9	3.3	(86.9)	(6.7)
Distribution and service fees	14.2	14.9	16.5	(31.4)	(3.4)
Other	0.3	0.5	0.4	(54.0)	53.9

Total operating revenues	100.0	100.0	100.0	(27.6)	6.7

Operating Expenses
Compensation and benefits	33.7	33.9	36.1	(27.9)	0.1
Distribution and servicing	28.9	27.5	27.5	(23.9)	6.5
Communications and technology	5.6	4.2	4.0	(2.3)	10.7
Occupancy	6.2	2.8	2.3	61.9	29.2
Amortization of intangible assets	1.1	1.2	1.6	(36.3)	(16.3)
Impairment of goodwill and intangible assets	39.0	3.3	—	n/m	n/m
Other	5.4	4.4	4.8	(13.3)	0.9

Total operating expenses	119.9	77.3	76.3	12.4	8.1

Operating Income (Loss)	(19.9)	22.7	23.7	n/m	2.1

Other Income (Expense)
Interest income	1.7	1.7	1.4	(26.8)	30.6
Interest expense	(4.5)	(1.8)	(1.6)	82.0	15.7
Fund support	(68.0)	(13.1)	—	n/m	n/m
Other	(3.3)	0.1	0.5	n/m	n/m

Total other income (expense)	(74.1)	(13.1)	0.3	n/m	n/m

Income (Loss) from Continuing Operations before Income Tax Provision (Benefit) and Minority Interests	(94.0)	9.6	24.0	n/m	(57.5)
Income tax provision (benefit)	(36.1)	3.8	9.1	n/m	(55.7)

Income (Loss) from Continuing Operations before Minority Interests	(57.9)	5.8	14.9	n/m	(58.5)
Minority interests, net of tax	(0.1)	—	—	n/m	n/m

Income from Continuing Operations	(58.0)	5.8	14.9	n/m	(58.6)
Gain on sale of discontinued operations, net of tax	—	—	—	n/m	n/m

Net Income (Loss)	(58.0)%	5.8%	14.9%	n/m	(58.6)

n/m—not meaningful

(1)
Calculated based on the change in actual amounts between fiscal years as a percentage of the prior year amount.

FISCAL 2009 COMPARED WITH FISCAL 2008

Financial Overview

Net loss for the year ended March 31, 2009 totaled $1.9 billion, or $13.85 per diluted share, compared to net income of $267.6 million, or $1.86 per diluted share in the prior year. During fiscal 2009, we eliminated the exposure to SIVs of all liquidity funds managed by a subsidiary by purchasing and subsequently selling, or reimbursing the funds for a portion of the losses they incurred in selling, all securities issued by SIVs held in our liquidity funds and held by us. The majority of these SIV securities were supported under capital support arrangements, letters of credit or a total return swap ("TRS") prior to the purchase. These transactions, along with charges related to remaining capital support arrangements that support securities other than SIVs, resulted in aggregate charges during the fiscal year of $2.3 billion. Also, during fiscal 2009, impairment charges of $1.3 billion were recorded, related to goodwill and intangible assets, primarily in our former Wealth Management division, as a result of declines in the assets under management ("AUM") and projected cash flows of affiliates in that division, and a reduction in the value of certain acquired management contract intangible assets and a related trade name. Cash loss from continuing operations (see Supplemental Non-GAAP Financial Information) was $2.2 billion, or $15.74 per diluted share, compared to cash income of $412.3 million, or $2.86 per diluted share, in the prior year. These decreases were primarily due to an increase in net losses related to the elimination of SIV exposure, net of income tax benefits and compensation related adjustments, of $1.1 billion, or $7.61 per diluted share, and an increase in pre-tax impairment charges of $1.2 billion, or $8.25 per diluted share. The pre-tax profit margin from continuing operations declined to (94.0%) from 9.6% in the prior year. The pretax profit margin from continuing operations, as adjusted (see Supplemental Non-GAAP Financial Information), declined to (132.2%) from 13.2% in the prior year. During fiscal 2009, losses related to liquidity fund support and the impairment charge reduced the pre-tax profit margin by 66.2 percentage points and 39.0 percentage points, respectively, and reduced the pre-tax profit margin, as adjusted, by 93.1 percentage points and 54.8 percentage points, respectively. During fiscal 2008, losses related to liquidity fund support and the impairment charge reduced the pre-tax profit margin by 11.0 percentage points and 3.3 percentage points, respectively, and reduced the pre-tax profit margin, as adjusted, by 15.1 percentage points and 4.5 percentage points, respectively.

Assets Under Management

The components of the changes in our AUM (in billions) for the years ended March 31 were as follows:

	2009	2008

Beginning of period	$950.1	$968.5
Investment funds, excluding liquidity funds:
Sales	35.6	38.5
Redemptions	(58.3)	(57.1)
Separate account flows, net	(121.2)	(13.4)
Liquidity fund flows, net	(15.0)	5.7

Net client cash flows	(158.9)	(26.3)
Market performance(1)	(157.7)	9.9
Dispositions	(1.1)	(2.0)

End of period	$632.4	$950.1

(1)
Includes impact of foreign exchange

AUM at March 31, 2009 were $632.4 billion, a decrease of $317.7 billion or 33% from March 31, 2008. The decrease in AUM was attributable to net client outflows of $159 billion and market depreciation of $158 billion, of which approximately 10% was related to the impact of foreign currency exchange fluctuation. There were net client outflows in all asset classes. The majority of outflows were in fixed income with $89 billion, or 56% of the outflows, followed by equity outflows and liquidity outflows of $47 billion and $23 billion, respectively. The majority of fixed income outflows were in products managed by Western Asset Management Company ("Western Asset") that have experienced investment performance issues, especially over the last fiscal year. Equity outflows were primarily experienced by key equity products managed at ClearBridge Advisors LLC ("ClearBridge"), Legg Mason Capital Management, Inc. ("LMCM") and Permal. Due in part to investment performance issues, we have experienced net equity outflows since fiscal 2007. We generally earn higher fees and profits on equity AUM, and outflows in this asset class will more negatively impact our revenues and net income than would outflows in other asset classes. In addition, due in part to recent investment performance issues, we have experienced outflows in our fixed income asset class for the past five quarters.

Our investment advisory and administrative contracts are generally terminable at will or upon relatively short notice, and investors in the mutual funds that we manage may redeem their investments in the funds at any time without prior notice. Institutional and individual clients can terminate their relationships with us, reduce the aggregate amount of assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, changes in our reputation in the marketplace, changes in management or control of clients or third party distributors with whom we have relationships, loss of key investment management personnel or financial market performance.

In response to the unprecedented market turmoil, during the December quarter, Permal temporarily modified its redemption notice timing to require 95 day prior notification rather than the historical 20 days. With the objective of returning to the 20 day notice period by January 2010, the current 95 day notice period for redemptions will be reduced to 65 days beginning with the September 30, 2009 redemption date. As of March 31, 2009, Permal had received approximately $2.4 billion of gross redemption notices that, unless withdrawn, will be redeemed in the June quarter.

AUM by Asset Class

AUM by asset class (in billions) as of March 31 were as follows:

	2009	% of Total	2008	% of Total	% Change

Equity	$126.9	20.1	$271.6	28.6	(53.3)
Fixed Income	357.6	56.5	508.2	53.5	(29.6)
Liquidity	147.9	23.4	170.3	17.9	(13.2)

Total	$632.4	100.0	$950.1	100.0	(33.4)

The component changes in our AUM by asset class (in billions) for the fiscal year ended March 31, 2009 were as follows:

	Equity	Fixed Income	Liquidity	Total

March 31, 2008	$271.6	$508.2	$170.3	$950.1
Investment funds, excluding liquidity funds
Sales	20.9	14.7	—	35.6
Redemptions	(32.2)	(26.1)	—	(58.3)
Separate account flows, net	(35.3)	(77.7)	(8.2)	(121.2)
Liquidity fund flows, net	—	—	(15.0)	(15.0)

Net client cash flows	(46.6)	(89.1)	(23.2)	(158.9)
Market performance	(97.0)	(61.5)	0.8	(157.7)
Dispositions	(1.1)	—	—	(1.1)

March 31, 2009	$126.9	$357.6	$147.9	$632.4

Average AUM by asset class (in billions) for the year ended March 31 were as follows:

	2009	% of Total	2008	% of Total	% Change

Equity	$203.2	25.1	$327.6	33.1	(38.0)
Fixed Income	438.0	54.0	498.6	50.3	(12.2)
Liquidity	169.2	20.9	163.9	16.6	3.2

Total	$810.4	100.0	$990.1	100.0	(18.1)

AUM by Division

AUM by division (in billions) as of March 31 were as follows:

	2009	% of Total	2008	% of Total	% Change

Americas	$446.5	70.6	$671.2	70.6	(33.5)
International	185.9	29.4	278.9	29.4	(33.3)

Total	$632.4	100.0	$950.1	100.0	(33.4)

The component changes in our AUM by division (in billions) for the year ended March 31, 2009 were as follows:

	Americas	International	Total

March 31, 2008	$671.2	$278.9	$950.1
Investment funds, excluding liquidity funds
Sales	28.3	7.3	35.6
Redemptions	(46.4)	(11.9)	(58.3)
Separate account flows, net	(84.5)	(36.7)	(121.2)
Liquidity fund flows, net	(6.7)	(8.3)	(15.0)

Net client cash flows	(109.3)	(49.6)	(158.9)
Market performance	(114.3)	(43.4)	(157.7)
Dispositions	(1.1)	—	(1.1)

March 31, 2009	$446.5	$185.9	$632.4

During April 2009, we estimate that our AUM increased approximately 1% from March 31, 2009 as a result of positive market performance of 4% offset by net client outflows of 3%. These outflows were consistent with March quarter outflows. Equity assets increased 7% partially offset by a decrease in liquidity assets of 1%.

Investment Performance(5)

Legg Mason is a diversified global asset management company that offers a wide range of investment products. We provide investment services to both retail and institutional clients that span many asset classes, levels of risk, geographic locations and investment styles. As of March 31, 2009 and 2008, equity assets accounted for 20% and 29%, respectively, fixed income accounted for 57% and 53%, respectively, and liquidity accounted for the remaining 23% and 18%, respectively, of our assets under management.

The past 12 months were characterized by significant volatility with erratic, unprecedented price movements across a variety of markets. The markets have been significantly impacted by the failure of major financial institutions, the freeze in the credit markets and unprecedented government intervention. In addition, the downturn in housing that led the U.S. into a broader slowdown set off financial turmoil that continues. As a result, financial stocks led the equity markets lower, with the S&P 500 Financials Index down 63%, compared to the broader S&P 500 Index, which dropped 38%. As of March 31, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods approximately 49%, 53%, 58%, and 88% of our marketed equity composite(6) assets outpaced their benchmarks, respectively. As of March 31, 2008, for the trailing 1-year, 3-year, 5-year, and 10-year periods approximately 53%, 53%, 49%, and 94% of our marketed equity composite assets outpaced their benchmarks, respectively.

(5)
Index performance in this section includes reinvestment of dividends and capital gains.

(6)
A composite is an aggregation of discretionary portfolios (separate accounts and investment funds) into a single group that represents a particular investment objective or strategy. Each of our asset managers has its own specific guidelines for including portfolios in its marketed composites. Assets under management that are not managed in accordance with the guidelines are not included in a composite. As of March 31, 2009, 85% of our equity assets under management and 84% of our fixed income assets under management were in marketed composites. As of March 31, 2008, 86% of our equity assets under management and 83% of our fixed income assets under management were in marketed composites.

In the fixed income markets, the economic crisis deepened, but the government's numerous actions laid the foundation for a recovery, causing investor confidence to improve modestly late in the March 2009 quarter. The new fiscal stimulus package designed to aid the economy, and the government's intention to issue more public debt for financing, caused yields to rise during the quarter.

For the 1-year period, Treasury yields have decreased significantly while long term rates have increased resulting in a steeper yield curve. In addition, the worst performing sectors were home equity asset-backed securities and investment grade corporate securities as measured by the Barclays ABS Home Equity Index returning (35)% and the Barclays U.S. Corporate Investment Grade Index returning (7)% for the 1-year period. As of March 31, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods approximately 31%, 12%, 32%, and 17% of our marketed fixed income composite assets outpaced their benchmarks, respectively. As of March 31, 2008, for the trailing 1-year, 3-year, 5-year, and 10-year periods approximately 4%, 21%, 54%, and 74% of our fixed income marketed composite assets outpaced their benchmarks, respectively.

As of March 31, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods 43%, 52%, 47%, and 75% of our U.S. long-term mutual fund(7) assets outpaced their Lipper category average, respectively.

As of March 31, 2008, for the trailing 1-year, 3-year, 5-year, and 10-year periods 41%, 45%, 57%, and 85% of our U.S. long-term mutual fund(7) assets outpaced their Lipper category average, respectively.

As of March 31, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods 47%, 60%, 49%, and 76% of our U.S. equity mutual fund(7) assets outpaced their Lipper category average, respectively. As of March 31, 2008, for the trailing 1-year, 3-year, 5-year, and 10-year periods 45%, 50%, 50%, and 91% of our U.S. equity mutual fund(7) assets outpaced their Lipper category average, respectively.

As of March 31, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods 38%, 41%, 45%, and 72% of our U.S. fixed income mutual fund(7) assets outpaced their Lipper category average, respectively. As of March 31, 2008, for the trailing 1-year, 3-year, 5-year, and 10-year periods 33%, 34%, 67%, and 68% of our U.S. fixed income mutual fund(7) assets outpaced their Lipper category average, respectively.

Revenue by Division

Operating revenues by division (in millions) for the years ended March 31 were as follows:

	2009	% of Total	2008	% of Total	% Change

Americas	$2,290.5	68.2	$3,217.2	69.4	(28.8)
International	1,066.9	31.8	1,416.9	30.6	(24.7)

Total	$3,357.4	100.0	$4,634.1	100.0	(27.6)

The decrease in operating revenues in the Americas division was primarily due to decreased mutual fund advisory fees on assets managed by LMCM, ClearBridge and Royce & Associates, LLC ("Royce"), decreased separate account advisory fees on assets managed by Private Capital Management, LP ("PCM"), ClearBridge and LMCM and decreased distribution and service fee revenues from U.S. retail equity funds. The decrease in operating revenues in the International division was primarily due to a decline in fund revenues and performance fees at Permal, lower separate account advisory fees on assets managed by Western Asset and decreased distribution and service fee revenues from International balanced and fixed income funds.

(7)
Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of March 31, 2009 and 2008, the U.S. long-term mutual fund assets represented in the data accounted for 12% and 14%, respectively, of our total assets under management. The performance of our U.S. long-term mutual fund assets is included in the marketed composites.

RESULTS OF OPERATIONS

Operating Revenues

Revenues from continuing operations for the year ended March 31, 2009 were $3.4 billion, down 28% from $4.6 billion in the prior year primarily as a result of an 18% decrease in average AUM, due to a decline in average equity assets of approximately 38% and fixed income assets of approximately 12%. The shift in the mix of AUM from higher fee equity assets to a greater percentage of fixed income and liquidity assets also contributed to the revenue decline. Operating revenues were also negatively impacted by a decline in performance fees of approximately $115.3 million, or 87%.

Investment advisory fees from separate accounts decreased $447.3 million, or 31%, to $1.0 billion. Of this decrease, $273.1 million was the result of lower average equity assets at PCM, ClearBridge, LMCM and Brandywine Global Investment Management, LLC ("Brandywine"), $80.9 million was the result of lower average fixed income assets managed at Western Asset, and $43.9 million was the result of the sale of the Legg Mason Private Portfolio Group ("LMPPG") business. See Note 2 of Notes to Consolidated Financial Statements for a description of the sale.

Investment advisory fees from funds decreased $483.4 million, or 21%, to $1.8 billion. Of this decrease approximately $450 million was the result of lower average equity assets managed primarily at LMCM, ClearBridge, Permal, and Royce, approximately $76 million was the result of lower average fixed income assets managed at Western Asset, offset by approximately $42 million which was the result of increased liquidity assets managed, primarily at Western Asset.

Performance fees decreased 87%, or $115.3 million, to $17.4 million during fiscal 2009, primarily as a result of a decrease in performance fees earned on alternative investment products at Permal.

Distribution and service fees decreased 31% to $475.0 million primarily as a result of a decline in average AUM of the retail share classes of our domestic and international equity funds, which resulted in a decrease of $176.7 million.

Operating Expenses

During the past year, market conditions have contributed to a reduction in our AUM, revenues and earnings. As discussed above, although a significant portion of our expenses are variable and largely increase or decrease proportionately with revenue, a portion of our expenses are fixed and do not decline with reduced revenues. As a result of the substantial decline in revenues during fiscal 2009, certain actions were taken to reduce our corporate cost structure. These cost-saving measures primarily include reductions in headcount and discretionary incentive compensation in administrative and business support functions, significant reductions in the utilization of consultants for technology projects, and substantial curtailment of travel and entertainment costs. These measures, and other less significant actions, have resulted in the elimination of approximately $135 million in costs on an annualized basis, before costs incurred to achieve these savings, such as severance. The discussion below for each of our operating expenses identifies the amount of variance attributable to cost-savings achieved in fiscal 2009, where applicable.

Compensation and benefits decreased 28% to $1.1 billion. This decrease was primarily driven by a $341 million decrease in revenue share based compensation related to lower revenues in fiscal 2009; the impact of cost savings initiatives, such as reductions in headcount, discretionary incentives and other discretionary compensation that lowered compensation by approximately $86 million and a decrease in deferred compensation obligations of approximately $59 million resulting from market losses on invested assets of deferred compensation plans (which are largely offset by losses in other non-operating expense). These decreases were offset in part by lower incentive compensation reductions of $40 million related to charges to provide support for certain liquidity funds that held SIV-issued securities. Compensation as a percentage of operating revenues decreased slightly to 33.7% from 33.9% in the prior fiscal year as compensation reductions related to unrealized market losses on deferred compensation plans were substantially offset by fixed compensation costs of administrative and sales personnel which do not vary with revenues.

Distribution and servicing expenses decreased 24% to $970.0 million, primarily as a result of a decrease in average AUM in certain products for which we pay fees to third-party distributors.

Communications and technology expense decreased 2% to $188.3 million, primarily as a result of cost savings initiatives that led to an $11.3 million decrease in technology consulting fees, offset in part by a $4.1 million increase in market data costs for services previously included in Other expenses, and a $3.2 million increase in depreciation expense related to investment management infrastructure.

Occupancy expense increased 62% to $209.5 million, primarily as a result of lease reserves related to office vacancies totaling $70.1 million and accelerated depreciation of assets in vacated space of $9.0 million.

Amortization of intangible assets decreased 36% to $36.5 million, primarily as a result of the sale of the LMPPG business, which reduced amortization expense by $10.6 million, and the impact of the impairment of intangible assets in fiscal year 2008, which reduced amortization expense by $6.6 million.

Impairment charges increased to $1.3 billion. Approximately $1.2 billion of the total impairment charges relate to goodwill and intangible assets in our former Wealth Management division as a result of significant declines in the AUM and a reduction in projected cash flows of the division. The remaining $146 million relates to certain acquired management contracts, as a result of a more accelerated rate of client attrition, and a related trade name. See Critical Accounting Policies and Note 5 of Notes to Consolidated Financial Statements for further discussion of the impairment charges.

Other expenses decreased $27.8 million to $182.1 million, primarily as a result of cost savings initiatives that resulted in reduced travel and entertainment costs of $11.4 million, lower professional fees of $7.2 million and lower advertising costs of $5.4 million. In addition, the sale of the LMPPG overlay and implementation business eliminated support costs of approximately $5 million.

Operating expenses in fiscal 2010 will continue to benefit from the cost reduction initiatives implemented in fiscal 2009. In addition, we have planned and are in the process of implementing additional cost reductions to bring the total amount to $160 million on an annualized basis by September 30, 2009. However, our business is dynamic and requires us to incur incremental expenses from time to-time to grow and better support the business. For example, operating expenses in fiscal 2010 will reflect incremental costs of approximately $10 million associated with the relocation of our corporate headquarters. In addition, from time to time we fill key positions and take actions to retain key talent that would require additional compensation.

As discussed above, during fiscal 2010, we will relocate our corporate headquarters. We are currently pursuing sub-tenants for certain floors under lease that will be unoccupied as a result of headcount reductions. Given the current commercial real estate market, at the time we secure a sub-lease or the space is deemed to be permanently abandoned, we will likely recognize a charge for the present value of the amount by which our commitment under our lease exceeds the amount due to us under the expected sub-lease terms. However, subsequent to any such charge, occupancy expense will be reduced by the amount of our lease costs attributable to the sublet floors.

Non-Operating Income (Expense)

Interest income decreased 27% to $56.3 million primarily as a result of a decline in average interest rates earned on investment balances, which decreased interest income by $42.1 million, offset in part by higher average investment account balances due to proceeds from the issuance of debt, which increased interest income by $25.3 million.

Interest expense increased 82% to $150.5 million as a result of higher debt levels. We raised $1.15 billion in May 2008 by issuing Equity Units, and $1.25 billion by issuing 2.5% convertible senior notes in January 2008, which resulted in an increase of approximately $83.1 million in interest expense. These increases were offset in part by the impact of the repayment of $425 million principal amount of 6.75% senior notes in July 2008 and lower interest rates paid on our term loan, which together resulted in a decrease of $28.6 million.

During fiscal 2010, interest expense will increase by $32.3 million as a result of the adoption of FASB Staff Position ("FSP") No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)", related to our 2.5% convertible senior notes. See Other Recent Accounting Developments in Note 1 of Notes to Consolidated Financial Statements for more information on this FSP.

Fund support losses increased $1.7 billion, primarily as a result of continued SIV price deterioration and our elimination of SIV exposure. See Note 17 of Notes to

Consolidated Financial Statements for additional information.

Other non-operating income (expense) decreased $116.0 million to a loss of $109.2 million, primarily as a result of an increase of $58.3 million in unrealized market losses on assets held in deferred compensation plans, which are offset by corresponding compensation reductions discussed above, and $33.1 million in unrealized market losses on investments in proprietary fund products.

Income Tax Benefit

The income tax benefit was $1.2 billion compared to income tax expense of $176.0 million in the prior year, primarily as a result of the losses related to liquidity fund support and charges for impairment of goodwill and intangible assets. The effective tax rate was a benefit of 38.4% in the current year compared to a 39.7% provision in the prior year. The current year benefit rate is primarily driven by the impact of the SIV-related charges with lower state tax benefits. In addition, the current year includes approximately $80 million in tax benefits associated with the restructuring of a foreign subsidiary, offset by the impact of a non-deductible portion of the goodwill impairment charge.

Supplemental Non-GAAP Financial Information

Cash Income from Continuing Operations

As supplemental information, we are providing a performance measure that is based on a methodology other than generally accepted accounting principles ("non-GAAP") for "cash income from continuing operations" that management uses as a benchmark in evaluating and comparing the period-to-period operating performance of Legg Mason. We define "cash income from continuing operations" as income (loss) from continuing operations, plus amortization and deferred taxes related to intangible assets and goodwill less deferred income taxes on goodwill and indefinite-life intangible asset impairment. We believe that cash income (loss) from continuing operations provides a good representation of our operating performance adjusted for non-cash acquisition related items and it facilitates comparison of our results to the results of other asset management firms that have not engaged in significant acquisitions, including any related goodwill or intangible asset impairments. We also believe that cash income (loss) from continuing operations is an important metric in estimating the value of an asset management business. This measure is provided in addition to income from continuing operations, but is not a substitute for income from continuing operations and may not be comparable to non-GAAP performance measures, including measures of cash earnings or cash income, of other companies. Further, cash income from continuing operations is not a liquidity measure and should not be used in place of cash flow measures determined under GAAP. We consider cash income from continuing operations to be useful to investors because it is an important metric in measuring the economic performance of asset management companies, as an indicator of value and because it facilitates comparisons of our operating results with the results of other asset management firms that have not engaged in significant acquisitions.

In calculating cash income from continuing operations, we add the impact of the amortization of intangible assets from acquisitions, such as management contracts, to income from continuing operations to reflect the fact that this non-cash expense makes it difficult to compare our operating results with the results of other asset management firms that have not engaged in significant acquisitions. Deferred taxes on indefinite-life intangible assets and goodwill represent actual tax benefits that are not realized under GAAP absent an impairment charge or the disposition of the related business. Because we actually receive these tax benefits on indefinite-life intangible assets and goodwill over time, we add them to income in the calculation of cash income from continuing operations. Conversely, we subtract income taxes on these impairment charges that have been recognized under GAAP.

Should a disposition or impairment charge occur on indefinite-life intangible assets or goodwill, its impact on cash income from continuing operations may distort actual changes in the operating performance or value of our firm. Accordingly, we monitor changes in indefinite-life intangible assets and goodwill and the related impact, including taxes, on cash income from continuing operations to ensure appropriate adjustments and explanations accompany disclosures of cash income from continuing operations.

Although depreciation and amortization on fixed assets are non-cash expenses, we do not add these charges in calculating cash income from continuing operations because these charges are related to assets that will ultimately require replacement.

A reconciliation of income from continuing operations to cash income from continuing operations (in thousands except per share) is as follows:

	For the Years Ended March 31,
	2009	2008

Income (Loss) from Continuing Operations	$(1,947,928)	$267,610
Plus (Less):
Amortization of intangible assets	36,488	57,271
Deferred income taxes on intangible assets	142,494	143,600
Deferred income taxes on impairment charges	(444,618)	(56,187)

Cash Income (Loss) from Continuing Operations	$(2,213,564)	$412,294

Cash Income (Loss) from Continuing Operations per Diluted Share
Income (Loss) from Continuing Operations per diluted share	$(13.85)	$1.86
Amortization of intangible assets	0.26	0.40
Deferred income taxes on intangible assets	1.01	0.99
Deferred income taxes on impairment charges	(3.16)	(0.39)

Cash Income (Loss) from Continuing Operations per Diluted Share	$(15.74)	$2.86

The decrease in cash income from continuing operations was primarily due to an increase in pre-tax impairment charges of $1.2 billion, or $8.25 per diluted share, and an increase in net losses related to the elimination of SIV exposure of $1.1 billion, or $7.61 per diluted share.

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

	For the Years Ended March 31,
	2009	2008

Operating Revenues, GAAP basis	$3,357,367	$4,634,086
Less:
Distribution and servicing expense	969,964	1,273,986

Operating Revenues, as adjusted	$2,387,403	$3,360,100

Income (Loss) before Income Tax Provision (Benefit) and Minority Interests	$(3,155,857)	$443,871

Pre-tax profit margin, GAAP basis	(94.0)%	9.6%
Pre-tax profit margin, as adjusted	(132.2)	13.2

During fiscal 2009, losses related to liquidity fund support and impairment charges reduced the pre-tax profit margin by 66.2 percentage points and 39.0 percentage points, respectively, and reduced the pre-tax profit margin, as adjusted, by 93.1 percentage points and 54.8 percentage points, respectively. During fiscal 2008, losses related to liquidity fund support and the impairment of management contracts reduced the pre-tax profit margin by 11.0 percentage points and 3.3 percentage points, respectively, and reduced the pre-tax profit margin, as adjusted, by 15.1 percentage points and 4.5 percentage points, respectively.

FISCAL 2008 COMPARED WITH FISCAL 2007

Financial Overview

During fiscal 2008, we entered into several transactions to provide support to certain liquidity funds that held securities issued by SIVs that are managed by a subsidiary. These transactions resulted in aggregate charges during the fiscal year of $607.3 million. Also, during fiscal 2008, an impairment charge of $151.0 million was recorded for a reduction in the value of certain acquired management contract intangible assets. Net income for the year ended March 31, 2008 totaled $267.6 million, or $1.86 per diluted share, a decrease of 59% and 58%, respectively, from the prior year. Cash income from continuing operations (see Supplemental Non-GAAP Financial Information) was $412.3 million, or $2.86 per diluted share, each representing a decrease of 51% from the prior year. These decreases were primarily due to net losses related to liquidity fund support, net of income tax benefits and compensation related adjustments, of $313.7 million, or $2.18 per diluted share, and the pre-tax impairment charge of $151.0 million, or $1.05 per diluted share. The pre-tax profit margin from continuing operations declined to 9.6% from 24.0% in the prior year. The pretax profit margin from continuing operations, as adjusted (see Supplemental Non-GAAP Financial Information), declined to 13.2% from 33.2% in the prior year. During fiscal 2008, losses related to liquidity fund support and the impairment charge reduced the pre-tax profit margin by 11.0 percentage points and 3.3 percentage points, respectively, and reduced the pre-tax profit margin, as adjusted, by 15.1 percentage points and 4.5 percentage points, respectively.

Assets Under Management

The components of the changes in our assets under management ("AUM") (in billions) for the years ended March 31 were as follows:

	2008	2007

Beginning of period	$968.5	$867.6
Net client cash flows	(26.3)	44.2
Market performance	9.9	57.5
Acquisitions (dispositions), net	(2.0)	(0.8)

End of period	$950.1	$968.5

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

AUM by Asset Class

AUM by asset class (in billions) as of March 31 were as follows:

	2008	% of Total	2007	% of Total	% Change

Equity	$271.6	28.6	$338.0	34.9	(19.6)
Fixed Income	508.2	53.5	470.9	48.6	7.9
Liquidity	170.3	17.9	159.6	16.5	6.7

Total	$950.1	100.0	$968.5	100.0	(1.9)

Average AUM by asset class (in billions) for the year ended March 31 were as follows:

	2008	% of Total	2007	% of Total	% Change

Equity	$327.6	33.1	$325.1	35.9	0.8
Fixed Income	498.6	50.3	441.9	48.8	12.8
Liquidity	163.9	16.6	138.8	15.3	18.1

Total	$990.1	100.0	$905.8	100.0	9.3

AUM by Division

AUM by division (in billions) as of March 31 were as follows:

	2008	% of Total	2007	% of Total	% Change

Americas	$671.2	70.6	$693.8	71.6	(3.3)
International	278.9	29.4	274.7	28.4	1.5

Total	$950.1	100.0	$968.5	100.0	(1.9)

The component changes in our AUM by division (in billions) for the year ended March 31, 2008 were as follows:

	Americas	International	Total AUM

March 31, 2007	$693.8	$274.7	$968.5
Net client cash flows	(8.7)	(17.6)	(26.3)
Market performance	(12.6)	22.5	9.9
Acquisitions (dispositions), net	(1.3)	(0.7)	(2.0)

March 31, 2008	$671.2	$278.9	$950.1

Revenue by Division

Operating revenues by division (in millions) for the years ended March 31 were as follows:

	2008	% of Total	2007	% of Total	% Change

Americas	$3,217.2	69.4	$3,169.4	73.0	1.5
International	1,416.9	30.6	1,174.3	27.0	20.7

Total	$4,634.1	100.0	$4,343.7	100.0	6.7

The increase in operating revenues in the Americas division was primarily due to increased mutual fund advisory fees on assets managed by Western Asset and Royce and increased separate account advisory fees on assets managed by Western Asset and Brandywine. These were partially offset by decreased separate account advisory fees on assets managed by PCM, decreased mutual fund advisory fees on assets managed by ClearBridge and decreased distribution and service fee revenues from U.S. retail equity funds. The increase in operating revenues in the International division was primarily due to increased fund revenues at Permal and Legg Mason Poland.

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

Performance fees decreased 7%, or $9.5 million, to $132.7 million during fiscal 2008, primarily as a result of decreases in performance fees earned by Western Asset, and LMCM, which were partially offset by an increase in performance fees earned by Permal.

Distribution and service fees decreased 3% to $692.3 million primarily as a result of a decline in average AUM of the retail share classes of our domestic equity funds.

Operating Expenses

Compensation and benefits remained flat at $1.6 billion, as increased revenue-share based incentive expense on higher revenues along with higher salary and benefits at certain of our subsidiaries were substantially offset by incentive expense reductions related to charges to provide support for certain liquidity funds that hold SIV-issued securities. See Note 17 of Notes to Consolidated Financial Statements for further discussion of these charges related to our liquidity business. Compensation as a percentage of operating revenues was 33.9% for fiscal 2008, down from 36.1% for fiscal 2007, primarily as a result of a reduction in compensation resulting from adjustments related to liquidity fund support.

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

Expense for impairment of management contracts was $151.0 million, related to the impairment of certain acquired management contracts as a result of a more accelerated rate of client attrition than previously estimated. See Note 5 of Notes to Consolidated Financial Statements for further discussion of the impairment of management contracts.

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

Other non-operating income (expense) decreased $628.7 million to a loss of $600.5 million, primarily as a result of losses related to liquidity fund support of approximately $607.3 million, which excludes $1.0 million of financing costs included in interest expense. See Note 17 of Notes to Consolidated Financial Statements for additional information.

Provision for Income Taxes

The provision for income taxes decreased 56% to $176.0 million, primarily as a result of lower earnings due to losses related to liquidity fund support and the impairment of acquired management contract assets recorded during fiscal 2008. The effective tax rate increased to 39.7% from 38.1% in the prior year primarily reflecting an increase in earnings in higher state income tax rate jurisdictions as a result of the impairment and liquidity fund support charges at lower relative state income tax rates.

Supplemental Non-GAAP Financial Information

Cash Income from Continuing Operations

A reconciliation of income from continuing operations to cash income from continuing operations (in thousands except per share) is as follows:

	For the Years Ended March 31,
	2008	2007

Income from Continuing Operations	$267,610	$646,246
Plus (less):
Amortization of intangible assets	57,271	68,410
Deferred income taxes on intangible assets	143,600	130,758
Deferred income taxes on impairment charges	(56,187)	—

Cash Income from Continuing Operations	$412,294	$845,414

Cash Income per Diluted Share
Income from continuing operations per diluted share	$1.86	$4.48
Amortization of intangible assets	0.40	0.47
Deferred income taxes on intangible assets	0.99	0.91
Deferred income taxes on impairment charges	(0.39)	—

Cash Income per Diluted Share	$2.86	$5.86

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

During fiscal 2008, losses related to liquidity fund support and the impairment of management contracts reduced the pre-tax profit margin by 11.0 percentage points and 3.3 percentage points, respectively, and reduced the pre-tax profit margin, as adjusted, by 15.1 percentage points and 4.5 percentage points, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The primary objective of our capital structure and funding practices is to appropriately support our business strategies and to provide needed liquidity at all times, including maintaining required capital in certain subsidiaries. Liquidity and the access to liquidity is important to the success of our ongoing operations. During fiscal 2008 and 2009, we entered into a series of arrangements to provide financial support to certain liquidity funds managed by a subsidiary that had invested in asset backed commercial paper and medium term notes issued by SIVs. These arrangements are described in the Liquidity Fund Support section below. Our overall funding needs and capital base are continually reviewed to determine if the capital base meets the expected needs of our businesses. In order to ensure adequate resources for the liquidity fund support transactions as well as for general corporate purposes, we increased our capital base by $1.15 billion through the issuance of Equity Units during fiscal 2009. We intend to continue to explore potential acquisition opportunities as a means of diversifying and strengthening our asset management business. These opportunities may from time to time involve acquisitions that are material in size and may require, among other things, and, subject to existing covenants, the raising of additional equity capital and/or the issuance of additional debt.

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, refundable income taxes, investment advisory and related fee receivables and investment securities. Our assets have been principally funded by equity capital, long-term debt and the results of our ongoing operations. At March 31, 2009, our cash, total assets, long-term debt and stockholders' equity were $1.1 billion, $9.3 billion, $3.0 billion and $4.5 billion, respectively.

The following table summarizes our consolidated statements of cash flows for the years ended March 31 (in millions):

	2009	2008	2007

Cash flows from operating activities	$437.9	$1,144.3	$905.4
Cash flows used for investing activities	(1,090.9)	(2,103.3)	(542.1)
Cash flows from (used for) financing activities	301.1	1,220.6	(209.4)
Effect of exchange rate changes	(27.2)	18.4	6.2

Net change in cash and cash equivalents	(379.1)	280.0	160.1
Cash and cash equivalents, beginning of year	1,463.6	1,183.6	1,023.5

Cash and cash equivalents, end of year	$1,084.5	$1,463.6	$1,183.6

Cash flows from operating activities were $437.9 million during fiscal 2009 compared to cash flows of $1,144.3 million for the prior fiscal year. The decrease in operating cash flows is primarily due to lower earnings driven by AUM and revenue declines in the current year.

Cash outflows for investing activities during fiscal 2009 were $1.1 billion, primarily attributable to the purchase of SIV securities from our liquidity funds, which used $2.9 billion, including $801.8 million of net cash collateral returned upon termination of associated support agreements. As discussed below, the liquidity fund support payments were funded in part with a portion of the proceeds of two debt issuances during calendar year 2008. The outflows were offset, in part, by proceeds from the sale of securities purchased under agreements to resell and SIV securities of $604.6 million and $513.9 million, respectively, cash proceeds of $181.1 million received for the sale of LMPPG and the return of a portion of a contingent earnout payment from the PCM acquisition of $120.0 million that was previously funded into escrow.

Cash flows from financing activities provided $301.1 million, primarily due to the $1.1 billion in net proceeds from the offering of Equity Units in May, offset in part by the repayment of the $425 million 6.75% senior notes in July and the $250 million repayment on our $500 million unsecured revolving credit facility in March 2009. A portion of the proceeds of the Equity Units offering and a $1.25 billion offering of convertible senior notes in January 2008 has been used to help fund the liquidity fund support and the senior notes repayment discussed above. In fiscal 2009, 2008 and 2007, we paid cash dividends of $135.9 million, $132.8 million, and $109.9 million, respectively. On May 5, 2009, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.03 per share, representing a quarterly reduction of $0.21 per share from our prior dividend.

We expect that over the next twelve months our operating activities will be adequate to support our operating cash needs. During the past year, difficult market conditions have contributed to a reduction in our AUM and revenues and resulted in a reduction in the cash generated by our operations, which is our primary source of added liquidity. If this trend continues, we would expect that the available cash generated by our operations would continue to decrease. However, in an effort to mitigate the effects of declining market conditions and lower revenue levels, we have reduced our corporate expenses by approximately $135 million on an annualized basis as of March 31, 2009, excluding costs to achieve these savings, such as severance, and have planned additional reductions of approximately $25 million in fiscal 2010. In addition, we also expect to receive approximately $600 million in tax refunds in fiscal 2010, primarily attributable to the carry back tax benefit on the realized losses incurred on the sale of SIV securities. These refunds are expected to be received in the next six months.

During fiscal 2008, we initiated a plan to repatriate accumulated earnings of approximately $225 million from certain foreign subsidiaries in order to replenish funds used for the contingent acquisition payment in the U.S. to the former owners of Permal. We repatriated approximately $36 million of these funds during fiscal 2008. We anticipate repatriating additional amounts starting in fiscal year 2010, although timing is currently uncertain. Any repatriated amounts will effectively increase our available cash.

In addition to our ordinary operating cash needs, as discussed above, we anticipate several other cash needs during the next twelve months. In November 2009, we may be required to pay up to $286 million under the agreements governing the Permal acquisition, with the amount of the payment to be determined based on Permal's operating results. The final payment for this transaction in November 2011 will be between $60 million and $320 million based on Permal's results and the amount of the fiscal 2010 payment. We may pay up to 25% of each of these payments in shares of our common stock. In addition, during fiscal 2010, we will move into a new corporate headquarters and expect to incur total costs for the new building of approximately $92 million, primarily for leasehold improvements, fixtures and furniture, of which approximately $44 million was paid during the year ended March 31, 2009. As discussed below, if our earnings remain at current levels, we would expect to repay a portion of our bank debt by December 2009. We may also elect to utilize our available resources for any number of activities, including seed capital investments in new products, repayment of outstanding debt, or acquisitions.

As described above, we currently project that our available cash and cash flows from operating activities will be sufficient to fund our liquidity needs. Accordingly, we do not currently expect to raise additional debt or equity financing over the next twelve months. However, there can be no assurances of these expectations as our projections could prove to be incorrect, currently unexpected events may occur that require additional liquidity, such as an acquisition opportunity, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If this were to occur, we would likely seek to manage our available resources by taking actions such as additional cost-cutting, reducing our expected expenditures on investments, selling assets (such as investment securities), repatriating earnings from foreign subsidiaries, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, we may seek to raise additional equity or debt. However, current market conditions would make it difficult to raise additional capital, and would increase the costs of doing so. In addition, our debt covenants currently prevent us from incurring more than $250 million in additional indebtedness.

Financing Transactions

The table below reflects our primary sources of financing (in thousands) as of March 31, 2009:

		Amount Outstanding at March 31,
	Face Amount
Type		2009	2008	Interest Rate	Maturity

2.5% Convertible Senior Notes	$1,250,000	$1,250,000	$1,250,000	2.50%	January 2015
5.6% Senior Notes from Equity Units	1,150,000	1,150,000	—	5.60%	June 2021
Revolving Credit Agreement	500,000	250,000	500,000	LIBOR + 2.25%	October 2010
5-year term loan	700,000	550,000	550,000	LIBOR + 2.25%	October 2010
6.75% Senior Notes	425,000	—	424,959	6.75%	July 2008

In May 2008, we issued 23 million Equity Units for $1.15 billion, of which $50 million was used to pay issuance costs. Each unit consists of a 5% interest in $1,000 principal amount of 5.6% senior notes due June 30, 2021 and a purchase contract to purchase a varying number of shares of our common stock by June 30, 2011. The notes and purchase contracts are separate and distinct instruments, but their terms are structured to simulate a conversion of debt to equity and potentially remarketed debt approximately three years after issuance. The holders also receive a quarterly contract adjustment payment on the purchase contract at an annual rate of 1.4% of the commitment amount and are required to pledge their interests in the senior notes to us as collateral on their purchase commitment. The net proceeds from the Equity Units offering of approximately $1.11 billion are being used for general corporate purposes, which to date has primarily included the purchase of SIV securities from liquidity funds managed by a subsidiary and repayment of outstanding debt.

During January 2008, we increased our capital base by $1.25 billion through the sale of 2.5% convertible senior notes. The proceeds strengthened our balance sheet and provided additional liquidity that has been used for general corporate purposes, including the purchase of SIV securities from our liquidity funds. In connection with this financing, we entered into economic hedging transactions that increase the effective conversion price of the notes. These hedging transactions had a net cost to us of $83 million, which we paid from the proceeds of the notes. This transaction closed on January 31, 2008. We used approximately $180 million of the capital raised to purchase and retire preferred stock convertible into 2.5 million shares of our common stock.

During November 2007, we borrowed an aggregate of $500 million under our unsecured revolving credit facility for general corporate purposes. This facility matures on October 14, 2010, may be prepaid at any time and contains customary covenants and default provisions. On January 3, 2008, we amended the credit agreement to increase the maximum amount that we may borrow from $500 million to $1 billion. On March 4, 2008, we elected to procure a letter of credit ("LOC") to support up to $150 million of certain SIV-issued holdings in a liquidity fund under this facility. See discussion on liquidity fund support below. In March 2009, we repaid $250 million of the outstanding borrowings under this credit facility and amended the credit agreement to decrease the maximum amount that we may borrow from $1 billion to $500 million and further modified covenants, as discussed below.

On December 1, 2005, we completed the acquisition of Citigroup's asset management business ("CAM") in exchange for (i) all outstanding stock of our subsidiaries that constituted our Private Client and Capital Markets businesses; (ii) 5,393,545 shares of common stock and 13.346632 shares of our non-voting convertible preferred stock, which is convertible, upon transfer, into 13,346,632 shares of common stock; and (iii) $512 million in cash borrowed under a $700 million five-year syndicated term loan facility. Under the terms of the agreement, we paid a post-closing purchase price adjustment of $84.7 million to Citigroup in September 2006, based on the retention of certain AUM nine months after the closing. During fiscal 2009 and 2008, we issued approximately .36 million and 5.53 million common shares, respectively, upon conversion of approximately .36 and 5.53 shares, respectively, of the convertible preferred stock that was issued in the CAM acquisition. During the fourth quarter of fiscal 2008, we repurchased 2.5 shares (convertible into 2.5 million common shares) of the convertible preferred stock for approximately $180 million in cash.

In October 2005, we borrowed $700 million through a syndicated five-year unsecured floating-rate term loan agreement to primarily fund the cash portion of the purchase price of the Citigroup transaction. Effective with the closing of the Citigroup transaction, we entered into a $400 million three-year amortizing interest rate swap ("Swap") to hedge a portion of the $700 million floating rate term loan at a fixed rate of 4.9%. During the March 2007 quarter, this Swap began to unwind in accordance with its terms and we repaid a corresponding $50 million of the debt. During fiscal 2008, we repaid $100 million of the debt. The outstanding balance under this facility was $550 million at March 31, 2009 and the Swap fully matured in December 2008.

Also in connection with the Citigroup transaction, one of our subsidiaries borrowed $83.2 million under a 364-day promissory note. During the fiscal year ended March 31, 2007, we paid from available cash the balance outstanding on this note.

Included in outstanding debt as of March 31, 2008 is $425 million principal amount of senior notes due July 2, 2008, which bear interest at 6.75%. The notes were issued at a discount to yield 6.80%. The accreted balance of $425 million was repaid from available cash in July 2008.

The agreements entered into as part of our January 2008 issuance of $1.25 billion in 2.5% convertible senior notes prevent us from incurring additional debt, with a few exceptions, if our debt to EBITDA ratio (as defined in the documents) exceeds 2.5. The May 2008 issuance of Equity Units resulted in our debt to EBITDA ratio exceeding that limit, although we received a waiver of the covenant to allow us to complete the transaction. The waiver prevents us from issuing more than $250 million in additional debt at any time when our debt to EBITDA ratio exceeds 2.5. The sales of SIV securities during fiscal year 2009 reduced our EBITDA under the definition, thus further increasing our ratio for purposes of this covenant. As a result of these two events, we may not, subject to a few limited exceptions, incur more than $250 million in new indebtedness until the effects of the sales of SIV securities is no longer in the trailing twelve month EBITDA calculation and when we have substantially reduced our outstanding indebtedness.

Our $500 million revolving line of credit, as revised, of which $250 million is currently outstanding, and our $550 million term loan also contain financial covenants. These covenants include: maximum debt to EBITDA ratio of 3.0 and minimum EBITDA to interest expense ratio of 4.0. The maximum debt to EBITDA ratio was increased from 2.5 to 3.0 in a November 2008 amendment. In March 2009, the maximum debt to EBITDA ratio was revised to allow us to reduce includable debt by unrestricted cash in excess of up to $500 million in working capital. Debt is defined to include all obligations for borrowed money, excluding the debt incurred in the equity units offering and non-recourse debt, and under capital leases. EBITDA is defined as consolidated net income plus/minus tax expense, interest expense, depreciation and amortization, amortization of intangibles, any extraordinary expenses or losses, any non-cash charges and up to $3.0 billion in realized losses resulting from liquidity fund support. As of March 31, 2009, Legg Mason's debt to EBITDA ratio was 1.8 and EBITDA to interest expense ratio was 6.2, and therefore Legg Mason is in compliance with these covenants. If our net income remains at current levels or further declines, or if we spend our available cash, it may impact our ability to maintain compliance with these covenants. If we determine that our compliance with these covenants may be under pressure, we may elect to take a number of actions, including reducing our expenses in order to increase our EBITDA, use available cash to repay all or a portion of our $800 million outstanding debt subject to these covenants or seek to negotiate with our lenders to modify the terms or to restructure our debt. Based on March run rate EBITDA, and factoring projected cost savings, we would be required to repay over half of our outstanding bank debt by December 2009 to maintain compliance with our covenants. However, based on improved April run rate results, repayment of debt may not be required to maintain compliance with our covenants. We anticipate that we will have available cash to repay all or a portion of our bank debt, should it be necessary. Using available cash to repay indebtedness would make the cash unavailable for other uses and might affect the liquidity discussions and conclusions above. Entering into any modification or restructuring of our debt would likely result in additional fees or interest payments.

Our outstanding debt is currently rated investment grade by all three rating agencies that follow us: Moody's Investor Services ("Moody's"), Standard and Poor's Rating Services ("Standard and Poor's"), and Fitch Ratings. Our current Moody's rating is A3 with a negative outlook. Our current Standard and Poor's rating is BBB+ with a negative outlook and our current Fitch rating is A- with a negative outlook. In the event of a one level downgrade by Moody's or Standard and Poor's, the interest rate on our five-year term loan and revolving line of credit will increase by 0.25% per annum.

Effective November 1, 2005, we acquired 80% of the outstanding equity of Permal. Concurrent with the acquisition, Permal completed a reorganization in which the residual 20% of outstanding equity was converted to preference shares, resulting in Legg Mason owning 100% of the outstanding voting common stock of Permal. We have the right to purchase the preference shares over the four years subsequent to the closing and, if that right is not exercised, the holders of those equity interests have the right to require us to purchase the interests in the same general time frame for approximately the same consideration. The maximum aggregate price, including earnout payments related to each purchase and based upon future revenue levels, for all equity interests in Permal is $1.386 billion excluding acquisition costs and dividends. During fiscal 2008, payments of $240 million were made to the former owners of Permal, representing earnout payments based upon Permal's revenues through the second anniversary date and the purchase of 37.5% of the preference shares, of which $208 million was paid in cash and the balance was in our common stock. It is anticipated that we will acquire the remaining 62.5% of the preference shares in fiscal 2010 at amounts based on Permal's revenues, at which time we may be required to pay up to $286 million under the agreements governing the Permal acquisition. The final payment for this transaction on the sixth anniversary in fiscal 2012 will be between $60 million and $320 million based on Permal's revenues and the amount of the fiscal 2010 payment. We may elect to deliver up to 25% of each of the future payments in the form of shares of our common stock. In addition, during fiscal 2009, 2008 and 2007, we paid an aggregate amount of approximately $31.5 million in dividends on the preference shares, and we will pay a minimum of $7.5 million in dividends on the preference shares in fiscal 2010. All payments for preference shares, including dividends, are recognized as additional goodwill.

On August 1, 2001, we purchased PCM for cash of approximately $682 million, excluding acquisition costs. The transaction included two contingent payments based on PCM's revenue growth for the years ending on the third and fifth anniversaries of closing, with the aggregate purchase price to be no more than $1.382 billion. During fiscal 2005, we made the maximum third anniversary payment of $400 million to the former owners of PCM. During fiscal 2007, we paid from available cash into escrow the maximum fifth anniversary payment of $300 million of which $150 million remained in escrow subject to certain limited claw-back provisions until July 2009. During fiscal 2009, the contingency was settled at which time $30 million was released from escrow to the sellers and $120 million was returned to us and recorded as a reduction of goodwill.

In April 2008, we completed a sale in which Citigroup Global Markets Inc., an affiliate of Citigroup, acquired a majority of the overlay and implementation business of LMPPG, including its managed account trading and technology platform. The sale produced cash proceeds of approximately $181 million.

In fiscal 2002, the Board of Directors previously authorized us, at our discretion, to purchase up to 3.0 million shares of our common stock. During the June 2007 quarter, we repurchased 40,150 shares for $4.0 million. On July 19, 2007, the Board of Directors authorized us to repurchase, from time to time, up to 5.0 million shares of our common stock to replace the previous share repurchase authorization. In January 2008, the Board of Directors also authorized us to repurchase non-voting convertible preferred stock representing up to 4 million shares of common stock from the proceeds from the convertible senior notes discussed above. In February 2008, we repurchased and retired preferred stock convertible into 2.5 million shares of common stock for $180 million. Also, during fiscal 2008, we repurchased 1.1 million shares of common stock for $94 million under the new authorization, in addition to the 40,150 shares above. There were no repurchases during fiscal 2009 and 2007.

Certain of our asset management subsidiaries maintain various credit facilities for general operating purposes. See Notes 6 and 7 of Notes to Consolidated Financial Statements for additional information. Certain subsidiaries are also subject to the capital requirements of various regulatory agencies. All such subsidiaries met their respective capital adequacy requirements.

Liquidity Fund Support

During fiscal 2009 and 2008, we entered into a series of arrangements to provide financial support to certain liquidity funds. During fiscal 2009, we purchased and subsequently sold, or reimbursed the funds for a portion of their losses incurred in selling, all outstanding securities issued by SIVs held in various liquidity funds managed by one of our subsidiaries, the majority of which were previously supported under these arrangements. During fiscal 2009, we also sold Canadian conduit securities purchased from one of our liquidity funds during fiscal 2008. In fiscal 2009, we provided additional support to liquidity funds that was not related to SIV securities.

As of March 31, 2009 and 2008, the support amounts and related cash collateral (in thousands) were as follows:

		2009		2008

	Earliest Transaction Date
Description		Support Amount	Cash Collateral(1)	Support Amount	Cash Collateral(1)

Letters of Credit(2)	November 2007	$—	$—	$335,000	$286,250
Capital Support Agreement(3)	November 2007	—	—	15,000	15,000
Purchase of Canadian Conduit Securities(4)	December 2007	—	—	94,000	—
Total Return Swap(3)	December 2007	—	—	890,000	139,480
Purchase of Non-bank Sponsored SIVs(3,5)	December 2007	—	—	82,000	—
Letter of Credit(6)	March 2008	—	—	150,000	—
Capital Support Agreements(6)	March 2008	—	—	400,000	400,000
Capital Support Agreements(7)	September 2008	34,500	34,500	—	—
Capital Support Agreements(3)	October 2008	7,000	7,000	—	—

Total		$41,500	$41,500	$1,966,000	$840,730

(1)
Included in restricted cash on the Consolidated Balance Sheet
(2)
Pertains to Citi Institutional Liquidity Fund P.L.C. (USD Fund) and Prime Cash Reserves Portfolio
(3)
Pertains to Citi Institutional Liquidity Fund P.L.C. (USD Fund)
(4)
Pertains to the Legg Mason Western Asset Canadian Money Market Fund
(5)
Securities issued by SIVs
(6)
Pertains to Citi Institutional Liquid Reserves Portfolio, a Series of Master Portfolio Trust
(7)
Pertains to Western Asset Institutional Money Market Fund, Citi Institutional Liquidity Fund P.L.C. (Euro Fund) and Citi Institutional Liquidity Fund P.L.C. (Sterling Fund)

During fiscal 2008, we entered into arrangements with two third party banks to provide LOCs for an aggregate amount of approximately $485 million for the benefit of three liquidity funds managed by one of our subsidiaries as discussed in Note 17 of Notes to Consolidated Financial Statements. As part of the LOC arrangements, we agreed to reimburse to the banks any amounts that may be drawn on the LOCs and, to support four of these agreements, we provided approximately $286 million in cash collateral as of March 31, 2008. Additionally, one of the arrangements was supported with $150 million in excess capacity on our $1 billion revolving credit facility. In fiscal 2009, these LOCs terminated in accordance with their terms upon the purchase of the underlying securities from the funds, as described below, and $286 million in collateral was returned.

During fiscal 2008, we entered into six capital support agreements ("CSAs"). Under the terms of the CSAs, we agreed to provide up to a maximum of $415 million in support to two liquidity funds in certain circumstances upon the funds realizing a loss from specific underlying securities. We provided $415 million in collateral to support each CSA up to the maximum contribution amount. During fiscal 2009, $200 million in principal amount of securities supported by one of these CSAs matured and were paid in full. The related CSA terminated in accordance with its terms and collateral of $15 million was returned. The remaining CSAs terminated in accordance with their terms upon the purchase of the underlying securities from the funds, as described below, and the remaining $400 million in collateral was returned.

Also during fiscal year 2008, we entered into a TRS arrangement with a major bank (the "Bank") pursuant to which the Bank purchased securities issued by three SIVs from a Dublin-domiciled liquidity fund managed by one of our subsidiaries. The $890 million in face amount of commercial paper was purchased by the Bank for cash at an aggregate amount of $832 million, which represents an estimate of value determined for collateral purposes. In addition, we reimbursed the fund for the $59.5 million difference between the fund's carrying value, including accrued interest, and the amount paid and provided $139.5 million in cash collateral, which under the terms of the agreements could be increased or decreased based on changes in the value, or upon maturities, of the underlying securities.

During fiscal 2009, we provided additional support to two liquidity funds in the form of two standby letters of credit in the total amount of approximately $257 million. We provided collateral equal to the total support amount under the LOCs. These LOCs terminated in accordance with their terms upon the purchase of the underlying securities from the funds, as described below, and the $257 million of collateral was returned.

During fiscal 2009, we entered into and amended various capital support agreements. Under the terms of the new and amended CSAs, we agreed to provide up to a maximum of $1.07 billion in support to particular liquidity funds in certain circumstances upon the funds realizing a loss from specific underlying securities. We provided $1.07 billion in collateral to support each CSA up to the maximum contribution amount. CSAs aggregating $1.03 billion terminated in accordance with their terms upon the purchase of the underlying securities from the funds, as described below, and $1.03 billion of collateral was returned. Contributions made under any of our CSAs will not result in our acquiring an ownership or other interest in the fund. The four CSAs remaining at March 31, 2009 include a recovery clause in which the funds are required to reimburse us for all contributions made upon the expiration of the CSA to the extent that the funds subsequently receive payments from the issuer of the underlying securities or upon the sale or other disposition thereof that exceed the amortized cost of the underlying securities at the time the amounts are paid under the CSAs.

During fiscal 2009, $440 million in principal amount of securities previously supported under the TRS arrangement matured and were paid in full and an additional $95 million in principal amount of securities under the TRS arrangement was repaid. Also during fiscal 2009, non-bank sponsored SIV securities purchased from a Dublin-domiciled liquidity fund in fiscal 2008 matured and $82 million in principal amount and interest was paid in full.

During fiscal 2009, we paid $2.9 billion for an aggregate $3.0 billion in principal amount (plus $24 million of accrued interest) of non-bank sponsored SIV securities from six liquidity funds that were previously supported under twelve CSAs and seven LOCs. Upon the purchase of these securities, the twelve CSAs aggregating $1.4 billion and seven LOCs aggregating $742 million were terminated in accordance with their terms. Collateral of $2.0 billion was returned, which includes the return of $1.03 billion and $257 million of collateral provided during the current fiscal year to support new or amended CSAs and LOCs, respectively.

During fiscal 2009, the $3.0 billion of purchased securities were sold along with $355 million of securities previously supported by the TRS and $76 million of Canadian conduit securities held on our balance sheet, to third parties for $627.3 million, net of transaction costs. The TRS terminated in accordance with its terms upon the sale of the securities and $209 million of collateral was returned.

During fiscal 2009, we also paid $181.2 million to reimburse two funds for a portion of losses they incurred in selling SIV securities.

Our four remaining CSAs to provide an aggregate $42 million of support for investments in non-SIV securities to certain funds expire on or before March 31, 2010. If the funds continue to hold the underlying securities and market conditions have not improved when the agreements expire, we will likely be required to utilize cash to address our obligations under these support arrangements.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements, as defined by the Securities and Exchange Commission ("SEC"), include certain contractual arrangements pursuant to which a company has an obligation, such as certain contingent obligations, certain guarantee contracts, retained or contingent interest in assets transferred to an unconsolidated entity, certain derivative instruments classified as equity or material variable interests in unconsolidated entities that provide financing, liquidity, market risk or credit risk support. Disclosure is required for any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity or capital resources. We generally do not enter into off-balance sheet arrangements, as defined, other than those described in the Contractual Obligations and Contingent Payments section that follows and Variable Interest Entities and Liquidity Fund Support discussed in Notes 1, 16 and 17 of Notes to Consolidated Financial Statements.

As previously discussed, during fiscal 2009 and 2008, we entered into various off-balance sheet arrangements to provide support to certain of our liquidity funds. These arrangements, most of which were terminated or expired prior to March 31, 2009, included letters of credit, capital support agreements and a TRS, which are fully described above and in Note 17 of Notes to Consolidated Financial Statements.

In January 2008, we entered into hedge and warrant transactions on the convertible notes with certain financial institution counterparties to increase the effective conversion price of the convertible senior notes. See Note 7 of Notes to Consolidated Financial Statements.

Contractual Obligations and Contingent Payments

We have contractual obligations to make future payments in connection with our long-term debt and non-cancelable lease agreements. In addition, as described in Liquidity and Capital Resources above, we have made or expect to make contingent payments under business purchase agreements. See Notes 6, 7, and 9 of Notes to Consolidated Financial Statements for additional disclosures related to our commitments.

The following table sets forth these contractual and contingent obligations (in millions) by fiscal year:

	2010	2011	2012	2013	2014	Thereafter	Total

Contractual Obligations
Short-term borrowings(1)	$250.0	$—	$—	$—	$—	$—	$250.0
Long-term borrowings by contract maturity	8.2	553.8	2.6	1.1	0.9	2,406.8	2,973.4
Coupon interest on short-term and long-term borrowings(2)	135.5	122.1	112.3	112.2	112.2	615.5	1,209.8
Minimum rental and service commitments	161.5	110.8	102.2	94.2	87.6	674.3	1,230.6
Minimum commitments under capital leases(3)	31.3	2.4	1.9	—	—	—	35.6

Total Contractual Obligations	586.5	789.1	219.0	207.5	200.7	3,696.6	5,699.4

Contingent Obligations
Contingent payments related to business acquisitions(4)	293.5	—	60.0	—	—	—	353.5
Capital support(5)	41.5	—	—	—	—	—	41.5

Total Contractual and Contingent Obligations(6,7)	$921.5	$789.1	$279.0	$207.5	$200.7	$3,696.6	$6,094.4

(1)
Represents borrowing under our revolving line of credit which does not expire until October 2010. However, we may elect to repay this debt in fiscal 2010 if we have sufficient available cash.
(2)
Coupon interest on floating rate long-term debt is based on rates at March 31, 2009 and includes 1.4% contract adjustment payments on Equity Units.
(3)
The amount of commitments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of the agreements.
(4)
The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of business purchase agreements.
(5)
The amount of contingent obligations under capital support agreements represents the maximum amount that could be payable at any time up through the contracts' termination dates.
(6)
The table above does not include approximately $29.5 million in capital commitments to investment partnerships in which Legg Mason is a general or limited partner. These obligations will be funded, as required, through the end of the commitment periods that range through fiscal 2011.
(7)
The table above does not include amounts for uncertain tax positions of $35.1 million (net of the federal benefit for state tax liabilities) because the timing of any related cash outflows cannot be reliably estimated.

MARKET RISK

A risk management committee oversees and coordinates risk management activities of Legg Mason and its subsidiaries. In addition, certain risk activities are managed at the subsidiary level. The following describes certain aspects of our business that are sensitive to market risk.

Revenues and Net Income

The majority of our revenue is calculated from the market value of our AUM. Accordingly, a decline in the value of securities will cause our AUM to decrease. In addition, our fixed income and liquidity AUM are subject to the impact of interest rate fluctuations, as rising interest rates may tend to reduce the market value of bonds held in various mutual fund portfolios or separately managed accounts. Performance fees may be earned on certain investment advisory contracts for exceeding performance benchmarks. Declines in market values of AUM will result in reduced fee revenues and net income. We generally earn higher fees on equity assets than fees charged for fixed income and liquidity assets. Declines in market values of AUM in this asset class will disproportionately impact our revenues. In addition, under revenue sharing agreements, certain of our subsidiaries retain different percentages of revenues to cover their costs, including compensation. Our net income, profit margin and compensation as a percentage of operating revenues are impacted based on which subsidiaries generate our revenues, and a change in AUM at one subsidiary can have a dramatically different effect on our revenues and earnings than an equal change at another subsidiary.

Trading and Non-trading Assets and Liabilities

Our trading and non-trading assets and liabilities are comprised of investment securities, including seed capital in sponsored mutual funds and products, securities issued by SIVs and other conduit investments, derivative instruments, limited partnerships, limited liability companies and certain other investment products.

Beginning in November 2007, we entered into a series of arrangements to provide credit support to certain liquidity funds. These arrangements included LOCs, CSAs, a TRS arrangement and the purchase of securities issued by SIVs and other conduits, all of which substantially increased our exposure to the risk of security price fluctuations. During fiscal 2009, we purchased and subsequently sold, or the funds sold, all remaining securities issued by SIVs held in our liquidity funds, effectively eliminating our exposure. Prior to the purchase, the majority of these SIV securities were supported under capital support arrangements, letters of credit and a TRS. The various support arrangements terminated in accordance with their terms upon the purchase. During fiscal 2009, we also sold Canadian conduit securities purchased from one of our liquidity funds during fiscal 2008. As of March 31, 2009, four CSAs to provide up to a maximum of $41.5 million in support of net asset values of four funds, with underlying investments in over $1.8 billion in non-asset backed securities, remain outstanding. During April 2009, one of the CSAs representing $7.0 million of the $41.5 million terminated while incurring no loss. These fund support arrangements and the related risks are discussed below.

Trading investments at March 31, 2009 and 2008 subject to risk of security price fluctuations are summarized (in thousands) below.

	2009	2008

Investment securities:
Investments relating to long-term incentive compensation plans	$128,785	$207,305
Proprietary fund products and other investments	207,307	140,267
Securities issued by SIVs	—	141,509

Total trading investments	$336,092	$489,081

Approximately $119.0 million and $169.8 million of trading investments related to long-term incentive compensation plans as of March 31, 2009 and 2008, respectively, have offsetting liabilities such that fluctuation in the market value of these assets and the related liabilities will not have a material effect on our net income or liquidity. However, it may have an impact on our compensation expense with a corresponding offset in other non-operating income. Other trading investments of $9.8 million and $37.5 million at March 31, 2009 and 2008, respectively, relate to other long-term incentive plans and the related liabilities do not completely offset due to vesting provisions. Therefore, fluctuations in the market value of these trading investments will impact our compensation expense, non-operating income and net income.

Approximately $207.3 million and $140.3 million of trading assets at March 31, 2009 and 2008, respectively, are investments in proprietary fund products and other investments for which fluctuations in market value will impact our non-operating income. Of these amounts, the fluctuations in market value of approximately $46.3 million and $67.4 million of proprietary fund products as of March 31, 2009 and 2008, respectively, have offsetting compensation expense under revenue share agreements and the fluctuations in market value of approximately $16.6 million as of March 31, 2009 is related to minority interest of consolidated investment funds. Investments in proprietary fund products are not liquidated until the related fund establishes a track record, has other investors, or a decision is made to no longer pursue the strategy.

The remaining trading assets at March 31, 2008 include $141.5 million in investments issued by SIVs acquired from liquidity funds a subsidiary manages, of which $82.0 million matured and was paid in full in May 2008. The fair value of these trading assets fluctuated with market changes and impacted our non-operating income and net income. As of March 31, 2009, all securities issued by SIVs were sold.

Non-trading assets and liabilities at March 31, 2009 and 2008 subject to risk of security price fluctuations are summarized (in thousands) below.

	2009	2008

Investment securities:
Available-for-sale	$6,818	$7,700
Investments in partnerships and LLCs	59,515	81,703
Other investments	1,423	1,323

Total non-trading investments	67,756	90,726
Derivative assets:
Total return swap	—	45,706

Total non-trading assets	$67,756	$136,432

Derivative liabilities:
Fund support arrangements	$20,631	$551,654

As previously discussed, by March 31, 2009, we effectively eliminated our exposure to SIVs. As of March 31, 2009, we recorded derivative liabilities on fund support arrangements of $20.6 million, for which our exposure was limited to approximately $41.5 million. After the termination of one of the fund support arrangements in April 2009 for $7.0 million, our current exposure and additional potential losses on supported securities are $34.5 million and $13.9 million, respectively.

Valuation of trading and non-trading investments is described below within Critical Accounting Policies under the heading "Valuation of Financial Instruments." The elimination of SIV exposure from our Balance Sheet and money market funds as of March 31, 2009 substantially reduced the sensitivity of our financial position to market risk. See Notes 1 and 17 of Notes to Consolidated Financial Statements for further discussion of derivatives and liquidity fund support actions.

The following is a summary of the effect of a 20% increase or decrease in the market values of our financial instruments subject to market valuation risks at March 31, 2009:

	Carrying Value	Fair Value Assuming a 20% Increase	Fair Value Assuming a 20% Decrease

Trading investments:
Investment related to deferred compensation plans	$128,785	$154,542	$103,028
Proprietary fund products and other	207,307	248,768	165,846

Total trading investment(1)	336,092	403,310	268,874

Available-for-sale investments	6,818	8,180	5,454
Investments in partnerships and LLCs	59,515	71,418	47,612
Other investments	1,423	1,708	1,138

Total investments subject to market risk	$403,848	$484,616	$323,078

Derivative liabilities:
Fund support arrangements	$20,631	$16,505	$24,757

(1)
Gains and losses related to certain investments in deferred compensation plans and proprietary fund products are directly offset by a corresponding adjustment to compensation expense and related liability, or minority interest. As a result, a 20% increase or decrease in the unrealized market value of our financial instruments subject to market valuation risks would result in a $40.8 million increase or decrease in our pre-tax earnings, respectively, as of March 31, 2009.

Foreign Exchange Sensitivity

We operate primarily in the United States, but provide services, earn revenues and incur expenses outside the United States. Accordingly, fluctuations in foreign exchange rates for currencies, principally in Brazil, the United Kingdom, Poland, Australia, and Japan, may impact our comprehensive income and net income. Certain of our subsidiaries have entered into forward contracts to manage the impact of fluctuations in foreign exchange rates on their results of operations. We do not expect foreign currency fluctuations to have a material effect on our comprehensive income or net income or liquidity.

Interest Rate Risk

Exposure to interest rate changes on our outstanding debt is mitigated as a substantial portion of our debt is at fixed interest rates. At March 31, 2009 and 2008, approximately $806 million and $1,061 million, respectively, of our outstanding floating rate debt is subject to fluctuations in interest rates and will have an impact on our non-operating income and net income. As of March 31, 2009, we estimate that a 1% change in interest rates would result in a net annual change to interest expense of $8.1 million. See Note 7 of Notes to Consolidated Financial Statements for additional disclosures regarding debt.

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

Revenue Recognition

The vast majority of our revenues are calculated as a percentage of the fair value of our AUM. The underlying securities within the portfolios we manage, which are not reflected within our consolidated financial statements, are generally valued as follows: (i) with respect to securities for which market quotations are readily available, the market value of such securities; and (ii) with respect to other securities and assets, fair value as determined in good faith.

For most of our mutual funds and other pooled products, the boards of directors or similar bodies are responsible for establishing policies and procedures related to the pricing of securities. Each board of directors generally delegates the execution of the various functions related to pricing to a fund valuation committee which, in turn, may rely on information from various parties in pricing securities such as independent pricing services, the fund accounting agent, the fund manager, broker-dealers, and others (or a combination thereof). The funds have controls reasonably designed to ensure that the prices assigned to securities they hold are accurate. Management has established policies to ensure consistency in the application of revenue recognition.

As manager and advisor for separate accounts, we are generally responsible for the pricing of securities held in client accounts (or may share this responsibility with others) and have established policies to govern valuation processes similar to those discussed above for mutual funds that are reasonably designed to ensure consistency in the application of revenue recognition. Management relies extensively on the data provided by independent pricing services and the custodians in the pricing of separate account AUM. Separate account customers typically select the custodian.

Valuation processes for AUM are dependent on the nature of the assets and any contractual provisions with our clients. Equity securities under management for which market quotations are available are usually valued at the last reported sales price or official closing price on the primary market or exchange on which they trade. Debt securities under management are usually valued at bid, or the mean between the last quoted bid and asked prices, provided by independent pricing services that are based on transactions in debt obligations, quotations from bond dealers, market transactions in comparable securities and various other relationships between securities. Short-term debt obligations are generally valued at amortized cost, which is designed to approximate fair value. The vast majority of our AUM is valued based on data from third parties such as independent pricing services, fund accounting agents, custodians and brokers. This varies slightly from time to time based upon the underlying composition of the asset class (equity, fixed income and liquidity) as well as the actual underlying securities in the portfolio within each asset class. Regardless of the valuation process or pricing source, we have established controls reasonably designed to assess the reasonableness of the prices provided. Where market prices are not readily available, or are determined not to reflect fair value, value may be determined in accordance with established valuation procedures based on, among other things, unobservable inputs. Management fees on AUM where fair values are based on unobservable inputs are not material. As of March 31, 2009, equity, fixed income and liquidity AUM values aggregated $126.9 billion, $357.6 billion, and $147.9 billion, respectively.

As the vast majority of our AUM is valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying valuation of our AUM. The recent economic events and financial market declines have increased market price volatility; however, the valuation of the vast majority of the securities held by our funds and in separate accounts continues to be derived from readily available market price quotations. As of March 31, 2009, less than 2% of total AUM is valued based on unobservable inputs.

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

For investments, we value equity and fixed income securities using closing market prices for listed instruments or broker or dealer price quotations, when available. Fixed income securities may also be valued using valuation models and estimates based on spreads to actively traded benchmark debt instruments with readily available market prices. We evaluate our non-trading Investment securities for "other than temporary" impairment. Impairment may exist when the fair value of an investment security has been below the adjusted cost for an extended period of time. If an "other than temporary" impairment is determined to exist, the difference between the adjusted cost of the investment security and its current fair value is recognized as a charge to earnings in the period in which the impairment is determined.

In fiscal 2009 and 2008, we entered into various credit support arrangements for certain liquidity funds managed by a subsidiary that qualify as derivative transactions. The fair values of these derivative instruments are based on management's estimates of expected outcomes derived from pricing data for the underlying securities and/or detailed collateral analyses. During fiscal 2009, we purchased and subsequently sold all supported securities issued by SIVs held in our liquidity funds, effectively eliminating our exposure to SIVs, and the various support arrangements terminated in accordance with their terms upon the purchase. As of March 31, 2009, four capital support arrangements, which support investments in non-asset backed securities, remained outstanding for which a derivative liability of $20.6 million was included in Other current liabilities in the Consolidated Balance Sheet. No derivative asset was recorded as of March 31, 2009. As of March 31, 2008, we had $45.7 million of derivative assets included in Other current assets and $551.7 million of derivative liabilities included in Other current liabilities in the Consolidated Balance Sheet. Exposure on these derivative instruments was based on the underlying securities' values and related gains and losses may vary significantly in relation to their recorded balances. None of these derivative transactions were designated for hedge accounting as defined in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and the related gains and losses are included in Fund support in the Consolidated Statement of Operations in fiscal 2009 and 2008.

For trading and non-trading investments in illiquid or privately held securities for which market prices or quotations are not readily available, the determination of fair value requires us to estimate the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry. As of March 31, 2009 and 2008, we owned approximately $42.2 million and $156.6 million, respectively, of trading and non-trading financial investments that were valued on our assumptions or estimates and unobservable inputs.

At March 31, 2009 and 2008, we also have approximately $59.5 million and $81.7 million, respectively, of other investments, such as investment partnerships, that are included in Other assets on the Consolidated Balance Sheets. These investments are generally accounted for under the cost or equity method.

Effective April 1, 2008, we adopted Statement No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and increases disclosures about fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Under SFAS 157, a fair value measurement should reflect all of the assumptions that market participants would use in pricing the asset or liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of non-performance.

SFAS 157 establishes a hierarchy that prioritizes the inputs for valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

Our financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

  Level 1 — Financial instruments for which prices are quoted in active markets, which, for us, include investments in publicly traded mutual funds with quoted market prices and equities listed in active markets.

  Level 2 — Financial instruments for which: prices are quoted for similar assets and liabilities in active markets; prices are quoted for identical or similar assets in inactive markets; or prices are based on observable inputs, other than quoted prices, such as models or other valuation methodologies. For us, this category may include repurchase agreements, fixed income securities and certain proprietary fund products.

  Level 3 — Financial instruments for which values are based on unobservable inputs, including those for which there is little or no market activity. This category includes derivative assets and liabilities related to fund support arrangements and investments in partnerships, limited liability companies, and private equity funds. This category may also include certain proprietary fund products with redemption restrictions.

The valuation of an asset or liability may involve inputs from more than one level of the hierarchy. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Proprietary fund products are valued at net asset value ("NAV") determined by the fund administrator. These funds are typically invested in exchange-traded investments with observable market prices. Their valuations may be classified as Level 1, Level 2 or Level 3 based on whether the fund is exchange-traded, the frequency of the related NAV determinations and the impact of redemption restrictions. For investments in illiquid and privately-held securities (private equity and investment partnerships) for which market prices or quotations may not be readily available, management must estimate the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry to which it applies in order to determine fair value. These valuation processes for illiquid and privately-held securities inherently require management's judgment and are therefore classified in Level 3.

Our liquidity fund support has taken the form of CSAs, LOCs, a TRS arrangement and purchases of securities from funds as more fully described in Note 17. The CSAs, LOCs, and TRS arrangement are considered derivative assets or liabilities for accounting purposes representing the Company's rights and obligations under the support, the fair value of which is based principally on the value of the underlying securities. Substantially all of the underlying securities supported and all of the securities purchased from liquidity funds were issued by SIVs and had no active market such that fair value was determined based on an evaluation of the issuer trust and its underlying collateral, which are primarily comprised of asset and mortgage backed securities, corporate bonds, and collateralized debt obligations. These instruments may or may not have financial guaranty insurance. Of the total SIV securities we owned or supported in liquidity funds prior to the sale of SIV securities, over 60% of the underlying trust collateral securities were valued based on prices from well recognized third party pricing services that utilize available market data; over 35% of the collateral securities were valued based on spreads to benchmark debt instruments with available prices; and less than 5% of the collateral values were based on broker quotes.

All security prices, including prices for underlying trust collateral securities, whether direct market quotes, adjusted comparable security prices, or broker quotes, are subject to internal analyses that consider market observations, broker quotes and other tests to substantiate their fair values. Broker quotes used are indicative but not firm or tradable bids. Exclusive of these internal analytics, we generally do not obtain more than one price per instrument, unless we are relying on broker quotes, where we generally seek to use an average of at least two quotes. The prices utilized for underlying trust collateral securities incorporated both non-performance and liquidity risks inherent in these securities and there were no further considerations of credit risk necessary relating to the trust or the issuers of the SIVs. In estimating the fair values for SIV-related financial assets and liabilities (both securities owned and fund support derivatives) we assumed the value of the related SIV security equaled its percentage share of the sum of the values of the underlying collateral securities plus cash and other assets held by the trust, net of reported trust liabilities. In following this valuation approach, we assume that the SIV trust will distribute to holders all income and other returns received from the collateral securities. When no direct price for a particular collateral security is available, the price is based upon a review of available information, including prices for securities we believe are comparable. We use professional judgment to consider adjustments where appropriate including, for example, based on the nature of the collateral and its issue date. While these determinations may reflect, in whole or part, market observations, they are inherently subjective and it is not possible to further quantify the impact of changes in these assumptions. Our credit risk is not a material factor to the fair value of the related derivative liabilities because, among other things, the majority of our liquidity fund support required cash collateral and we had available cash to cover uncollateralized positions.

These valuation processes for supported or purchased SIV-issued securities inherently required management's judgment and therefore the related assets and liabilities were classified in Level 3. Market changes affecting the underlying collateral are a primary contributor to changes in the fair values of the liquidity fund support assets and liabilities and the related gains and losses.

As of March 31, 2009, approximately 1% of total assets and less than 1% of total liabilities meet the definition of Level 3.

Any transfers between categories are measured at the beginning of the period.

See Note 3 of Notes to Consolidated Financial Statements for additional information.

Intangible Assets and Goodwill

Balances as of March 31, 2009 are as follows:

	Americas	International	Total

Asset management contracts	$88,243	$11,797	$100,040
Indefinite-life intangible assets	2,541,557	1,211,404	3,752,961
Trade names	69,800	—	69,800
Goodwill	907,078	279,669	1,186,747

	$3,606,678	$1,502,870	$5,109,548

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

In allocating the purchase price of an acquisition to intangible assets, we must determine the fair value of the assets acquired. We determine fair values of intangible assets acquired based upon projected future cash flows, which take into consideration estimates and assumptions including profit margins, growth or attrition rates for acquired contracts based upon historical experience, estimated contract lives, discount rates, projected net client flows and market performance. The determination of estimated contract lives requires judgment based upon historical client turnover and attrition rates and the probability that contracts with termination provisions will be renewed. The discount rate employed is a weighted average cost of capital that takes into consideration a premium representing the degree of risk inherent in the asset as more fully described below.

For indefinite-life intangible assets and goodwill, we project the impact of both net client flows and market appreciation/depreciation on cash flows for the near-term (generally the first five years) based on a year-by-year assessment that considers current market conditions, our past experience, relevant publicly available statistics and projections, and discussions with our own market experts. Beyond five years, our projections for net client flows and market performance migrate towards relevant long-term rates in line with our own results and industry growth statistics. We believe our growth assumptions are reasonable given our consideration of multiple inputs, including internal and external sources described above. However, there continues to be significant volatility and uncertainty in the markets, and our assumptions are subject to change based on fluctuations in our actual results and market conditions.

Goodwill represents the residual amount of acquisition cost in excess of identified tangible and intangible assets and assumed liabilities.

Given the relative significance of our intangible assets and goodwill to our consolidated financial statements, on a quarterly basis we consider if triggering events have occurred that may indicate a significant change in fair values. Triggering events may include significant adverse changes in our business, legal or regulatory environment, loss of key personnel, significant business dispositions, or other events. If a triggering event has occurred, we perform detail tests, which include critical reviews of all significant assumptions, to determine if any intangible assets or goodwill are impaired. At a minimum, we perform these detail tests for indefinite-life intangible assets and goodwill annually at December 31.

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

Management contract intangible assets related to retail separately managed accounts sold through broker-dealer sponsored programs acquired in the CAM transaction ("CAM management contracts") represented approximately $128.3 million or 69% of our total net amortizable intangible assets as of December 31, 2008, with a remaining life of approximately 9 years. However, we have experienced a recent trend of increased client outflows associated with these contracts. In addition, changes at the primary underlying program sponsor announced during the March quarter are expected to contribute further to this trend. The combination of these events has caused us to reduce the remaining expected life by approximately 40% to 5 years. The impact of reduced AUM levels, combined with the shorter expected life (recovery period), has resulted in our cumulative expected future cash flows to fall below the carrying value of the asset. On a discounted cash flow basis, this resulted in an impairment charge of $72 million. After the impairment charge, the CAM management contracts represent approximately $52 million or 52% of our total net amortizable intangible assets.

As a result of significant client attrition, related declines in AUM and the associated revised estimate of remaining useful lives, our evaluation during fiscal 2009 of PCM's asset management contracts indicated the carrying value would not be fully recoverable. Based upon projected cash flows on remaining acquired contracts, discounted at a rate of 14.8%, the value of contracts was determined to be impaired and we recognized charges for the remaining book value totaling $26.6 million in fiscal 2009. Current cash flow projections were significantly lower than previous projections as a result of continued AUM outflows and decreased market value resulting in part from the recent severe market declines.

The estimated useful lives of amortizable intangible assets currently range from 1 to 9 years with a weighted-average life of approximately 5 years.

Indefinite-Life Intangible Assets

For intangible assets with lives that are indeterminable or indefinite, fair value is determined based on projected discounted cash flows. We have two primary types of indefinite-life intangible assets: proprietary fund contracts and to a lesser extent, trade names.

The discounted projected cash flows used to value intangible assets take into consideration estimates of profit margins, growth rates, which includes estimates of both AUM flows and market expectations by asset class (equity, fixed income and liquidity), and discount rates. An asset is determined to be impaired if the current implied fair value is less than the recorded carrying value of the asset. If such impairment exists, the difference between the current implied fair value and the carrying value of the asset reflected on the financial statements is recognized as an expense in the period in which the impairment is determined to be other than temporary.

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

The domestic mutual fund contracts acquired in the CAM acquisition of $2,502 million and the Permal funds-of-hedge funds contracts of $947 million account for approximately 65% and 25%, respectively, of our indefinite-life intangible assets. As a result of the dramatic changes in market conditions during the fiscal year, we revised our growth assumptions downward, to project contraction to minimal growth for the domestic mutual fund contracts and contraction for the Permal contracts through the next two years. Cash flows from the domestic mutual fund contracts were assumed to have a five year average annual growth rate of approximately 4.0%, with a long-term annual rate of approximately 7.5% thereafter. Cash flows on the Permal contracts were assumed to have a five year average annual growth rate of approximately 2.5%, with a long-term annual rate of approximately 8.0% thereafter. We believe our growth assumptions are reasonable given our consideration of multiple inputs, including internal and external sources described above. However, there continues to be significant volatility and uncertainty in the markets, and our assumptions are subject to change based on fluctuations in our actual results and market conditions. The projected cash flows from the domestic mutual funds and Permal funds are discounted at 13.7% and 14.7%, respectively. Changes in assumptions, such as an increased discount rate or declining cash flows, could result in impairment. Assuming all other factors remain the same, actual results and changes in assumptions for the domestic mutual fund and Permal fund-of-hedge funds contracts would have to cause our cash flow projections over the long-term to deviate more than 16% and 20%, respectively, from previous projections or the discount rate would have to be raised to 15% and 17%, respectively, for the assets to be deemed impaired. With continued deterioration in the markets or other unfavorable factors, it is reasonably possible that actual cash flows from either or both the domestic mutual fund or Permal fund contracts could deviate from projections by more than 16% and 20%, respectively. The approximate fair values of these assets exceed their carrying values by $480.3 million and $240.0 million, respectively.

Trade names account for less than 2% of indefinite-life intangible assets. The significant decrease in PCM's assets under management and related cash flows generated assessed values that resulted in full impairment of the $47 million PCM trade name asset during fiscal 2009. The assessment of this trade name fair value was based on a discounted cash flow model applying an after-tax royalty rate to PCM's expected future revenues, using a discount rate of 14.8% and long-term annual growth of 5%. Although the discounted cash flow model resulted in an immaterial assessed value, based on other qualitative factors, we believed the remaining amount was impaired.

Goodwill

Goodwill is evaluated at the reporting unit level and is considered for impairment when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. In estimating the implied fair value of the reporting unit, we use valuation techniques based on discounted projected cash flows, similar to techniques employed in analyzing the purchase price of an acquisition target. Allocations of goodwill to our divisions for changes in our management structure, acquisitions and dispositions are based on relative fair values of the businesses added to or sold from the divisions.

Significant assumptions used in assessing the implied fair value of the reporting unit under the discounted cash flow method include the projected cash flows generated by the reporting unit, including profit margins, expected current and long-term cash flow growth rates, and the discount rate used to determine the present value of the cash flows. Cash flow growth rates consider estimates of both AUM flows and market expectations by asset class (equity, fixed income and liquidity), by investment manager and by reporting unit based upon, among other things, historical experience and expectations of future market performance from internal and external sources. The impact of both net client flows and market appreciation/depreciation on cash flows are projected for the near-term (generally the first five years) based on a year-by-year assessment that considers current market conditions, our experience, relevant publicly available statistics and projections, and discussions with our own market experts. Actual cash flows in any one period may vary from the projected cash flows without resulting in an impairment charge because a variance in any one period must be considered in conjunction with other assumptions that impact projected cash flows.

Discount rates are based on appropriately weighted estimated costs of debt and capital. We estimate the cost of debt based on published debt rates. We estimate the cost of capital based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk and size premiums, peer-group betas and unsystematic risk. The discount rates are also calibrated based on an assessment of relevant market values.

Goodwill in the Americas reporting unit principally originated from the acquisitions of CAM and Royce. The value of this reporting unit is based on projected net cash flows of assets managed in our U.S. mutual funds, closed end funds and other proprietary funds, in addition to separate account assets of our U.S. managers. Goodwill in the International reporting unit principally originated from the acquisitions of Permal and the international CAM businesses. The projected cash flows are discounted at 14.0% and 14.5%, respectively, for the Americas and International divisions to determine the present value of cash flows. As of March 31, 2009, the implied fair values exceed the carrying values for both the Americas and International divisions. Projected cash flows, on an aggregate basis across all asset classes in the Americas division, are assumed to have a five year average annual growth rate of approximately 4%, with a long-term annual growth rate of approximately 10%. Projected cash flows, on an aggregate basis across all asset classes in the International division are assumed to have a five year average annual growth rate of approximately 6%, with a long-term annual growth rate of approximately 10%. Cash flow growth of 4% and 6% for Americas and International, respectively, over the next five years is based on separate factors for equity, fixed income, and liquidity products. Equity product growth projections are based on historical recovery trends following prior recessionary periods, in context with our long-term growth experience and current market conditions. Fixed income product growth projections are based on the past experience of our primary fixed income manager and current market influences relevant to their business. On a combined basis for both equity and fixed income product types, these projections rely on an expectation that markets relevant to these products will stabilize with some rebalancing from fixed income to equity products during fiscal 2010. Long-term growth of 10% for both divisions is based on our historical experience and available historic market statistics. We believe our growth assumptions are reasonable given our consideration of multiple inputs, including internal and external sources described above. However, there continues to be significant volatility and uncertainty in the markets, and our assumptions are subject to change based on fluctuations in our actual results and market conditions. Assuming all other factors remain the same, actual results and changes in assumptions for the Americas and International reporting units would have to cause our cash flow projections over the long-term to deviate more than 42% and 34%, respectively, from previous projections or the discount rate would have to increase approximately 5 and 4 percentage points, respectively, for goodwill to be considered for impairment.

Under our prior management structure and related reporting units of Managed Investments, Institutional and Wealth Management, we recognized an impairment charge of $1,161,900 for the Wealth Management division during the third quarter of fiscal 2009. The severe market turmoil experienced during the December quarter had a more significant impact on the Wealth Management division than on our other divisions. AUM in that division decreased over 30% as a result of both net client outflows and market depreciation. As a result of the dramatic changes in market conditions during the December quarter, growth assumptions were revised downward, to project contraction through the next two years. Further, the applicable discount rate was increased from 12.5% to 14.7% based on changes in interest rates and market risk factors. The combined impact of these factors decreased projected cash flows of the Wealth Management division by over 60% from our prior projections resulting in the impairment charge. Prior to the impairment charge, the majority of the goodwill of this division arose from the acquisition of PCM. Projected cash flows for the Wealth Management division were assumed to have a five year average annual growth rate of approximately 3.0%, with a long-term annual growth rate of approximately 8.0% compared to prior average growth rates of 7.3% and 10.0%, respectively. Growth of 3% over the next five years was based on the current market conditions, our past experience, market statistics and prospects of each of our more significant managers in this division. These projections relied on the expectation that markets relevant to products in this division will stabilize by fiscal 2011. Actual results will invariably differ from our assumptions, the impact of which could be material to the financial statements. Goodwill is the residual value of a reporting unit after all other identifiable assets in that reporting unit have been valued, including management contract intangible assets. If goodwill has been determined to be impaired, variances in assumptions that impact the value of the reporting unit will generally also impact the values of identifiable assets within the reporting unit before, and to a greater extent than, they impact goodwill. For example, if our growth assumptions for the Wealth Management Division and all its related intangible assets were decreased for all periods by 1%, the goodwill impairment charge recorded for the division would have increased by less than 2%, because the other intangible assets within the division would have correspondingly decreased in value. Likewise, if the discount rate for the Wealth Management Division and all its related intangible assets had been 15.7% (1 percentage point higher), the goodwill impairment charge recorded for the division would have increased by less than 2%.

As indicated above, we performed our annual assessment of goodwill as of December 31. However, given the restructuring of our reporting units in the fourth quarter of fiscal 2009, we reassessed the fair values of our former reporting units as of March 31, 2009, the results of which indicated the fair values of each reporting unit exceeded its respective carrying value.

As of March 31, 2009, considering relevant prices of Legg Mason's common shares and based on dilutive shares outstanding, inclusive of shares issuable under Equity Units, our market capitalization, along with a reasonable control premium, approximates its carrying value. In an acquisition, there is typically a premium paid over current market prices of publicly traded companies that relates to the ability to control the operations of an acquired company. Recent market evidence regarding this control factor suggests premiums of 30% to 45% and higher as realistic and common, and Legg Mason believes such premiums to be a reasonable estimation for our equity value. Our market evidence is from a published source and included 150 transactions from the quarter ended September 30, 2008. Although there is limited transaction data subsequent to September 30, 2008, more recent transactions support or exceed the high end of our range. We exclude consideration of transactions with unique circumstances and find that transaction values for asset management firms relative to their respective book values do not vary significantly from relative transaction values in other industries.

Continued disruption and depressed financial markets will further increase the potential for impairment of our goodwill and/or other intangible asset carrying values.

Stock-Based Compensation

Our stock-based compensation plans include stock options, employee stock purchase plans, performance share awards, restricted stock awards and deferred compensation payable in stock. Under our stock compensation plans, we issue equity awards to officers and key employees.

During fiscal 2007, we adopted SFAS No. 123 (R), "Share-Based Payment" and related pronouncements using the modified-prospective method and the related transition election. Under this method, compensation expense for the years ended March 31, 2009, 2008 and 2007 includes compensation cost for all non-vested share-based awards at their grant-date fair value amortized over the respective vesting periods on the straight-line method. Unamortized deferred compensation is recognized as a reduction of additional paid-in capital. Also under SFAS No. 123 (R), cash flows related to income tax deductions in excess of or less than the stock-based compensation expense are classified as financing cash flows.

We granted 1.5 million, 0.9 million, and 1.0 million stock options, including grants to non-employee directors, in fiscal 2009, 2008 and 2007, respectively. For additional information on share-based compensation, see Note 12 of Notes to Consolidated Financial Statements.

We determine the fair value of each option grant using the Black-Scholes option-pricing model, except for market-based grants, for which we use a Monte Carlo option-pricing model. Both models require management to develop estimates regarding certain input variables. The inputs for the Black-Scholes model include: stock price on the date of grant, exercise price of the option, dividend yield, volatility, expected life and the risk-free interest rate, all of which except the grant date stock price and the exercise price require estimates or assumptions. We calculate the dividend yield based upon the average of the historical quarterly dividend payments over a term equal to the vesting period of the options. We estimate volatility equally weighted between the historical prices of our stock over a period equal to the expected life of the option and in part upon the implied volatility of market-listed options at the date of grant. The expected life is the estimated length of time an option is held before it is either exercised or canceled, based upon our historical option exercise experience. The risk-free interest rate is the rate available for zero-coupon U.S. Government issues with a remaining term equal to the expected life of the options being valued. If we used different methods to estimate our variables for the Black-Scholes and Monte Carlo models, or if we used a different type of option-pricing model, the fair value of our option grants might be different.

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

Substantially all of Legg Mason's deferred tax assets relate to U.S. and United Kingdom ("U.K.") taxing jurisdictions. Although Legg Mason has been historically profitable, the current year SIV losses resulted in a U.S. tax loss for fiscal 2009. We believe SIV losses incurred on liquidity fund guarantees are unique and isolated. Therefore, any analysis of Legg Mason's core U.S. earnings expected to recur in the future should exclude incurred SIV losses. As of March 31, 2009, U.S. deferred tax assets accumulated $1.3 billion, realization of which is expected to require $5.7 billion of future U.S. earnings. Based on estimates of future taxable income, using the same assumptions as those used in our goodwill impairment testing, it is more likely than not that current tax benefits are realizable and no valuation allowance is necessary at this time. To the extent our analysis of the realization of deferred tax assets relies on deferred tax liabilities, we have considered the timing, nature and jurisdiction of reversals. While tax planning may enhance our positions, the realization of current tax benefits is not dependent on any significant tax strategies. As of March 31, 2009, U.K. deferred tax assets are not material.

In the event we determine all or any portion of our deferred tax assets are not realizable, we will be required to establish a valuation allowance by a charge to the income provision in the period in which that determination is made. Depending on the facts and circumstances, the charge could be material to our earnings.

Included in Refundable income taxes in the Consolidated Balance Sheet at March 31, 2009 is $603 million in tax refunds expected during fiscal year 2010, of which $275 million, $271 million and $57 million, relates to net operating and capital loss carrybacks and other refunds, respectively.

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

RECENT ACCOUNTING DEVELOPMENTS

See discussion of Recent Accounting Developments in Note 1 of Notes to Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

We have made in this Report on Form 10-K, and from time to time may otherwise make in our public filings, press releases and statements by our management, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including information relating to anticipated growth in revenues or earnings per share, anticipated changes in our business or in the amount of our client AUM, anticipated future performance of our business, anticipated future investment performance of our subsidiaries, our expected future net client cash flows, anticipated expense levels, changes in expenses, the expected effects of acquisitions and expectations regarding financial market conditions. The words or phrases "can be," "may be," "expects," "may affect," "may depend," "believes," "estimate," "project," "anticipate" and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and we caution readers that any forward-looking information provided by or on behalf of Legg Mason is not a guarantee of future performance.

Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are beyond our control, including but not limited to those discussed below and those discussed under the heading "Risk Factors" and elsewhere in this Report on Form 10-K and our other public filings, press releases and statements by our management. Due to such risks, uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligations to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Our future revenues may fluctuate due to numerous factors, such as: the total value and composition of AUM; the volatility and general level of securities prices and interest rates; the relative investment performance of company- sponsored investment funds and other asset management products compared with competing offerings and market indices; investor sentiment and confidence; general economic conditions; our ability to maintain investment management and administrative fees at current levels; competitive conditions in our business; the ability to attract and retain key personnel and the effects of acquisitions, including prior acquisitions. Our future operating results are also dependent upon the level of operating expenses, which are subject to fluctuation for the following or other reasons: variations in the level of compensation expense incurred as a result of changes in the number of total employees, competitive factors, changes in the percentages of revenues paid as compensation or other reasons; variations in expenses and capital costs, including depreciation, amortization and other non-cash charges incurred by us to maintain our administrative infrastructure; unanticipated costs that may be incurred by Legg Mason from time to time to protect client goodwill, to otherwise support investment products or in connection with litigation or regulatory proceedings; and the effects of acquisitions and dispositions.

Our business is also subject to substantial governmental regulation and changes in legal, regulatory, accounting, tax and compliance requirements that may have a substantial effect on our business and results of operations.

EFFECTS OF INFLATION

The rate of inflation can directly affect various expenses, including employee compensation, communications and technology and occupancy, which may not be readily recoverable in charges for services provided by us. Further, to the extent inflation adversely affects the securities markets, it may impact revenues and recorded intangible asset and goodwill values. See discussion of "Market Risks — Revenues and Net Income" and "Critical Accounting Policies — Intangible Assets and Goodwill" previously discussed.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Market Risk" for disclosure about market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF MANAGEMENT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Legg Mason, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting.

Legg Mason's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Legg Mason's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Legg Mason; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of Legg Mason are being made only in accordance with authorizations of management and directors of Legg Mason; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Legg Mason's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Legg Mason's internal control over financial reporting as of March 31, 2009, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on that assessment, management concluded that, as of March 31, 2009, Legg Mason's internal control over financial reporting is effective based on the criteria established in the COSO framework.

The effectiveness of Legg Mason's internal control over financial reporting as of March 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein, which expresses an unqualified opinion on the effectiveness of Legg Mason's internal control over financial reporting as of March 31, 2009.

Mark R. Fetting
Chairman and Chief Executive Officer

Charles J. Daley, Jr.
Senior Vice President, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of Legg Mason, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Legg Mason, Inc. and its subsidiaries at March 31, 2009 and March 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Baltimore, Maryland
May 29, 2009

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Years Ended March 31,
	2009	2008	2007

OPERATING REVENUES
Investment advisory fees
Separate accounts	$1,017,195	$1,464,512	$1,445,796
Funds	1,836,350	2,319,788	2,023,140
Performance fees	17,429	132,740	142,245
Distribution and service fees	475,003	692,277	716,402
Other	11,390	24,769	16,092

Total operating revenues	3,357,367	4,634,086	4,343,675

OPERATING EXPENSES
Compensation and benefits	1,132,216	1,569,517	1,568,568
Distribution and servicing	969,964	1,273,986	1,196,019
Communications and technology	188,312	192,821	174,160
Occupancy	209,537	129,425	100,180
Amortization of intangible assets	36,488	57,271	68,410
Impairment of goodwill and intangible assets	1,307,970	151,000	—
Other	182,060	209,890	208,040

Total operating expenses	4,026,547	3,583,910	3,315,377

OPERATING INCOME (LOSS)	(669,180)	1,050,176	1,028,298

OTHER INCOME (EXPENSE)
Interest income	56,272	76,923	58,916
Interest expense	(150,465)	(82,681)	(71,474)
Fund support	(2,283,236)	(607,276)	—
Other	(109,248)	6,729	28,114

Total other income (expense)	(2,486,677)	(606,305)	15,556

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION (BENEFIT) AND MINORITY INTERESTS	(3,155,857)	443,871	1,043,854
Income tax provision (benefit)	(1,210,853)	175,995	397,612

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	(1,945,004)	267,876	646,242
Minority interests, net of tax	(2,924)	(266)	4

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,947,928)	267,610	646,246
Gain on sale of discontinued operations, net of tax	—	—	572

NET INCOME (LOSS)	$(1,947,928)	$267,610	$646,818

NET INCOME (LOSS) PER SHARE
Basic:
Income (loss) from continuing operations	$(13.85)	$1.88	$4.58
Gain on sale of discontinued operations	—	—	—

	$(13.85)	$1.88	$4.58

Diluted:
Income (loss) from continuing operations	$(13.85)	$1.86	$4.48
Gain on sale of discontinued operations	—	—	—

	$(13.85)	$1.86	$4.48

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,
	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$1,084,474	$1,463,554
Securities purchased under agreements to resell	—	604,642
Restricted cash	41,688	844,728
Receivables:
Investment advisory and related fees	293,084	524,488
Other	306,837	225,862
Investment securities	336,092	489,081
Refundable income taxes	603,668	14,512
Deferred income taxes	94,112	235,300
Other	99,432	283,585

Total current assets	2,859,387	4,685,752

Fixed assets, net	367,043	346,802
Intangible assets, net	3,922,801	4,109,735
Goodwill	1,186,747	2,536,816
Deferred income taxes	848,488	—
Other	136,888	151,247

Total Assets	$9,321,354	$11,830,352

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accrued compensation	$374,025	$608,465
Accounts payable and accrued expenses	400,761	490,141
Short-term borrowings	250,000	500,000
Current portion of long-term debt	8,188	432,119
Fund support	20,631	551,654
Other	227,588	157,068

Total current liabilities	1,281,193	2,739,447

Deferred compensation	105,115	149,953
Deferred income taxes	258,944	355,239
Other	256,421	139,556
Long-term debt	2,965,204	1,825,654

Total Liabilities	4,866,877	5,209,849

Commitments and Contingencies (Note 9)
Stockholders' Equity
Common stock, par value $.10; authorized 500,000,000 shares; issued 141,853,025 shares in 2009 and 138,556,117 shares in 2008	14,185	13,856
Convertible preferred stock, par value $10; authorized 4,000,000 shares; 0 and 0.36 shares outstanding in 2009 and 2008, respectively	—	—
Shares exchangeable into common stock	3,069	4,982
Additional paid-in capital	3,284,347	3,278,376
Employee stock trust	(35,094)	(29,307)
Deferred compensation employee stock trust	35,094	29,307
Retained earnings	1,155,660	3,240,359
Accumulated other comprehensive income (loss), net	(2,784)	82,930

Total Stockholders' Equity	4,454,477	6,620,503

Total Liabilities and Stockholders' Equity	$9,321,354	$11,830,352

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Years Ended March 31,
	2009	2008	2007

COMMON STOCK
Beginning balance	$13,856	$13,178	$12,971
Stock options and other stock-based compensation	109	157	86
Deferred compensation employee stock trust	16	5	5
Deferred compensation, net	92	30	19
Conversion of debt	—	—	76
Exchangeable shares	76	8	21
Business acquisitions	—	39	—
Shares repurchased and retired	—	(114)	—
Preferred share conversions	36	553	—

Ending balance	14,185	13,856	13,178

SHARES EXCHANGEABLE INTO COMMON STOCK
Beginning balance	4,982	5,188	5,720
Exchanges	(1,913)	(206)	(532)

Ending balance	3,069	4,982	5,188

ADDITIONAL PAID-IN CAPITAL
Beginning balance	3,278,376	3,372,385	3,235,583
Stock options and other stock-based compensation	37,988	91,873	80,514
Deferred compensation employee stock trust	6,505	4,915	5,228
Deferred compensation, net	33,107	24,195	17,675
Convertible debt	(73,430)	—	32,874
Exchangeable shares	1,837	198	511
Business acquisitions	—	32,461	—
Cost of convertible note hedge, net	—	(83,125)	—
Future tax benefit on convertible note hedge	—	113,858	—
Shares repurchased and retired	—	(277,831)	—
Preferred share conversions	(36)	(553)	—

Ending balance	3,284,347	3,278,376	3,372,385

EMPLOYEE STOCK TRUST
Beginning balance	(29,307)	(31,839)	(45,924)
Shares issued to plans	(5,787)	(4,689)	(772)
Distributions and forfeitures	—	7,221	14,857

Ending balance	(35,094)	(29,307)	(31,839)

DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	29,307	31,839	45,924
Shares issued to plans	5,787	4,689	772
Distributions and forfeitures	—	(7,221)	(14,857)

Ending balance	35,094	29,307	31,839

RETAINED EARNINGS
Beginning balance	3,240,359	3,112,844	2,580,898
Adjustment on adoption of FIN 48	—	(3,550)	—
Net income (loss)	(1,947,928)	267,610	646,818
Dividends declared	(136,771)	(136,545)	(114,872)

Ending balance	1,155,660	3,240,359	3,112,844

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET
Beginning balance	82,930	37,895	14,944
Realized and unrealized holding gains (losses) on investment securities, net of tax	61	(24)	97
Unrealized and realized gains (losses) on cash flow hedge, net of tax	938	(1,523)	(738)
Foreign currency translation adjustment	(86,713)	46,582	23,592

Ending balance	(2,784)	82,930	37,895

TOTAL STOCKHOLDERS' EQUITY	$4,454,477	$6,620,503	$6,541,490

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Years Ended March 31,
	2009	2008	2007

NET INCOME (LOSS)	$(1,947,928)	$267,610	$646,818
Other comprehensive income gains (losses):
Foreign currency translation adjustment	(86,713)	46,582	23,592
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) net of tax provision (benefit) of $9, $(8) and $24, respectively	13	(11)	37
Reclassification adjustment for (gains) losses included in net income	48	(13)	60

Net unrealized gains (losses) on investment securities	61	(24)	97

Unrealized and realized gains (losses) on cash flow hedge, net of tax provision (benefit) of $666, $(1,080) and $(524), respectively	938	(1,523)	(738)

Total other comprehensive income (loss)	(85,714)	45,035	22,951

COMPREHENSIVE INCOME (LOSS)	$(2,033,642)	$312,645	$669,769

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS
OF CASH FLOWS
(Dollars in thousands)

	Years Ended March 31,
	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,947,928)	$267,610	$646,818
Realized loss on sale of SIV securities	2,257,217	—	—
Gain on sale of discontinued operations, net of tax	—	—	(572)
Non-cash items included in net income:
Depreciation and amortization	138,445	141,083	137,852
Amortization of deferred sales commissions	35,619	39,139	64,265
Accretion and amortization of securities discounts and premiums, net	7,177	1,059	1,295
Stock-based compensation	56,993	49,345	40,654
Unrealized losses (gains) on investments	106,797	43,960	(7,141)
Unrealized losses on fund support	25,996	607,276	—
Impairment of goodwill and intangible assets	1,307,970	151,000	—
Deferred income taxes	(805,127)	(173,150)	128,801
Other	17,918	2,266	8,854
Decrease (increase) in assets excluding acquisitions:
Investment advisory and related fees receivable	227,137	66,907	(23,797)
Net purchases of trading investments	(95,074)	(92,772)	(138,167)
Other receivables	(626,392)	26,095	30,354
Other assets	431,593	72,585	(3,863)
Increase (decrease) in liabilities excluding acquisitions:
Accrued compensation	(234,817)	45,268	(25,803)
Deferred compensation	(44,838)	13,940	38,912
Accounts payable and accrued expenses	(89,380)	(30,332)	136,516
Other liabilities	(331,420)	(87,015)	(130,079)
Net cash provided by operating activities of discontinued operations	—	—	572

CASH PROVIDED BY OPERATING ACTIVITIES	437,886	1,144,264	905,471

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from (payments for):
Fixed assets	(130,950)	(184,275)	(112,026)
Business acquisitions and related costs	(7,524)	(14,858)	(60,330)
Contractual acquisition earnout settlements (payments)	120,000	(207,500)	(384,748)
Proceeds from sale of assets	181,147	—	—
Fund Support:
Restricted cash, net principally collateral	801,793	(851,688)	—
Payments under liquidity fund support arrangements	(305,933)	(59,537)
Proceeds from sale of SIV securities	513,855	49,915	—
Purchases of SIV securities, net of distributions	(2,868,815)	(229,810)	—
Net (increase) decrease in securities purchased under agreements to resell	604,642	(604,642)	—
Purchases of investment securities	(1,293)	(6,095)	(20,787)
Proceeds from sales and maturities of investment securities	2,172	5,180	35,788

CASH USED FOR INVESTING ACTIVITIES	(1,090,906)	(2,103,310)	(542,103)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	(250,000)	500,000	(83,227)
Proceeds from issuance of long-term debt, net	1,089,463	1,252,600	—
Purchase of convertible note hedge, net	—	(83,125)	—
Third party distribution financing, net	(4,814)	5,264	3,617
Repayment of principal on long-term debt	(429,608)	(114,867)	(61,096)
Issuance of common stock	31,983	35,920	26,728
Repurchase of stock	—	(277,945)	—
Dividends paid	(135,878)	(132,821)	(109,919)
Excess tax benefit associated with stock-based compensation	—	35,587	14,466

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	301,146	1,220,613	(209,431)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(27,206)	18,370	6,210
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(379,080)	279,937	160,147
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,463,554	1,183,617	1,023,470

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,084,474	$1,463,554	$1,183,617

SUPPLEMENTARY DISCLOSURE
Cash paid for:
Income taxes	$156,129	$250,352	$260,015
Interest	158,499	74,084	71,226

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts or unless otherwise noted)

1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Legg Mason, Inc. ("Parent") and its subsidiaries (collectively, "Legg Mason") are principally engaged in providing asset management and related financial services to individuals, institutions, corporations and municipalities.

The consolidated financial statements include the accounts of the Parent and its subsidiaries in which it has a controlling financial interest. Generally, an entity is considered to have a controlling financial interest when it owns a majority of the voting interest in an entity. Legg Mason is also required to consolidate any variable interest entity ("VIE") in which it is considered to be the primary beneficiary. See discussion of Variable Interest Entities that follows for a further discussion of VIEs. All material intercompany balances and transactions have been eliminated.

Unless otherwise noted, all per share amounts include common shares of Legg Mason, shares issued in connection with the acquisition of Legg Mason Canada Inc., which are exchangeable into common shares of Legg Mason on a one-for-one basis at any time, and non-voting convertible preferred stock, which was convertible into shares of Legg Mason common stock. These non-voting convertible preferred shares are considered "participating securities" and therefore are included in the calculation of basic earnings per common share. There is no convertible preferred stock outstanding as of March 31, 2009.

Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation, including fund support previously reported as Other current liabilities, Other non-operating expense, and Net purchases of trading investments.

All references to fiscal 2009, 2008 or 2007 refer to Legg Mason's fiscal year ended March 31 of that year.

Use of Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes, including revenue recognition, valuation of financial instruments, intangible assets and goodwill, stock-based compensation and income taxes. Management believes that the estimates used are reasonable, although actual amounts could differ from the estimates and the differences could have a material impact on the consolidated financial statements.

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

Restricted Cash

Restricted cash at March 31, 2009 is $41,688, which primarily represents cash collateral required under support arrangements for certain liquidity funds that a subsidiary manages. This cash is not available to Legg Mason for general corporate use. The decrease in restricted cash from March 31, 2008 of $803,040 is primarily the result of the return of restricted cash due to the termination of the support arrangements for certain liquidity funds that held securities issued by structured investment vehicles and other similar conduits ("SIVs"). See Note 17 for a discussion of these support arrangements.

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

Legg Mason evaluates its non-trading investment securities for "other than temporary" impairment. Impairment may exist when the fair value of an investment security has been below the adjusted cost for an extended period of time. If an "other than temporary" impairment is determined to exist, the difference between the value of the investment security recorded on the financial statements and its fair value is recognized as a charge to income in the period the impairment is determined to be other than temporary. As of March 31, 2009 and 2008, the amount of unrealized losses for investment securities not recognized in income was not material.

For investments in illiquid and privately-held securities for which market prices or quotations may not be readily available, management estimates the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry. As of March 31, 2009 and 2008, Legg Mason had approximately $42.2 million and $156.6 million, respectively, of trading and non-trading financial instruments which were valued based upon management's assumptions or estimates, taking into consideration available financial information of the company and industry.

At March 31, 2009 and 2008, Legg Mason had approximately $59.5 million and $81.7 million, respectively, of investments in partnerships and limited liability corporations. These investments are reflected in Other concurrent assets on the Consolidated Balance Sheets and are accounted for under the cost or equity method.

In addition to the financial instruments described above or the derivative instruments described below, other financial instruments that are carried at fair value or amounts that approximate fair value include Cash and cash equivalents, Securities purchased under agreements to resell and Short-term borrowings. The fair value of Long-term debt at March 31, 2009 and 2008 was $2,804,262 and $2,264,720 respectively. These fair values were estimated using current market prices.

Derivative Instruments

The fair values of derivative instruments are recorded as assets or liabilities on the Consolidated Balance Sheets. Legg Mason previously did not engage in derivative or hedging activities, except as described below and to hedge interest rate risk on debt, as described in Note 7. Legg Mason has also used currency and other hedges to hedge the risk of movement in exchange rates or interest rates on financial assets on a limited basis.

Legg Mason applies hedge accounting as defined in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") to the aforementioned debt interest rate risk hedge. Adjustment of this cash flow hedge is recorded in Other comprehensive income (loss). The gains or losses on other derivative instruments not designated for hedge accounting are included as Other income (expense) in the Consolidated Statements of Operations and are not material except as described below.

In fiscal 2009 and fiscal 2008, Legg Mason entered into various credit support arrangements for certain liquidity funds managed by a subsidiary. These arrangements included letters of credit, capital support agreements and a total return swap ("TRS") that qualify as derivative transactions and are described more fully in Note 17. The fair values of these derivative instruments are based on expected outcomes derived from pricing data for the underlying securities and/or detailed collateral analyses based on the most recent available information. The fair values of these derivative assets as of March 31, 2009 and 2008 are zero and $45.7 million, respectively, and are included in Other current assets in the Consolidated

Balance Sheet. The fair values of derivative liabilities as of March 31, 2009 and 2008 of $20.6 million and $551.7 million, respectively, are included in Fund support in the Consolidated Balance Sheet. None of these derivative transactions are designated for hedge accounting as defined in SFAS 133 and the related gains and losses are included in Fund support in the Consolidated Statement of Operations.

Fair Value Measurements

Effective April 1, 2008, Legg Mason adopted Statement No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and increases disclosures about fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Under SFAS 157, a fair value measurement should reflect all of the assumptions that market participants would use in pricing the asset or liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of non-performance.

In February 2008, FASB Staff Position ("FSP") No. FAS 157-2, "Effective Date of FASB Statement No. 157," partially deferred SFAS 157 for one year for non-recurring fair value measurements of non-financial assets and liabilities, such as acquired intangibles and goodwill. Application of SFAS 157's measurement framework to financial assets and liabilities has not materially impacted Legg Mason's financial position and results of operations for the year ended March 31, 2009 as most financial assets and liabilities were already carried at fair value. Legg Mason is continuing to evaluate its adoption of the deferred provisions of SFAS 157 for non-recurring fair value measurements and does not expect a material impact, if any, on its consolidated financial statements.

In October 2008, FSP No. FAS 157-3, "Estimating Fair Value of a Financial Asset in an Inactive Market" was issued to clarify existing standards on fair value determinations. This new guidance required retroactive application to previously unissued financial statements, including interim periods ended September 30, 2008, and did not have a material impact on Legg Mason's consolidated financial statements.

In April 2009, the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities: FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly; FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments; and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.

FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms that the objective of fair value measurements is to reflect at the date of the financial statements how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

FSP FAS 107-1 and APB 28-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

FSP FAS 115-2 and FAS 124-2 relates to other-than-temporary impairments and is intended to bring greater consistency to the timing of impairment recognition. It is also intended to provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

The FSPs are effective no later than our June 2009 quarter, but may be early adopted. Legg Mason is currently evaluating the adoption of these FSPs and they are currently not expected to have a material impact on Legg Mason's consolidated financial position.

SFAS 157 establishes a hierarchy that prioritizes the inputs for valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

Legg Mason's financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

  Level 1 — Financial instruments for which prices are quoted in active markets, which, for Legg Mason, include investments in publicly traded mutual funds with quoted market prices and equities listed in active markets.

  Level 2 — Financial instruments for which: prices are quoted for similar assets and liabilities in active markets; prices are quoted for identical or similar assets in inactive markets; or prices are based on observable inputs, other than quoted prices, such as models or other valuation methodologies. For Legg Mason, this category may include repurchase agreements, fixed income securities, and certain proprietary fund products.

  Level 3 — Financial instruments for which values are based on unobservable inputs, including those for which there is little or no market activity. This category includes derivative liabilities related to fund support arrangements, investments in partnerships, limited liability companies, and private equity funds, and previously included derivative assets related to fund support arrangements and certain owned securities issued by SIVs. This category may also include certain proprietary fund products with redemption restrictions.

The valuation of an asset or liability may involve inputs from more than one level of the hierarchy. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Proprietary fund products are valued at net asset value ("NAV") determined by the respective fund administrator. These funds are typically invested in exchange-traded investments with observable market prices. Their valuations may be classified as Level 1, Level 2 or Level 3 based on whether the fund is exchange-traded, the frequency of the related NAV determinations and the impact of redemption restrictions. For investments in illiquid and privately-held securities (private equity and investment partnerships) for which market prices or quotations may not be readily available, management must estimate the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry to which it applies in order to determine fair value. These valuation processes for illiquid and privately-held securities inherently require management's judgment and are therefore classified in Level 3.

Legg Mason's liquidity fund support has taken the form of capital support agreements, letters of credit, a TRS and purchases of securities from funds as more fully described in Note 17. The capital support agreements, letters of credit and TRS were considered derivative assets or liabilities for accounting purposes representing the Company's rights and obligations under the support, the fair value of which was based principally on changes in the value of the underlying securities. Substantially all of the underlying securities supported and all of the securities purchased from liquidity funds were issued by SIVs and had no active market such that fair value was determined based on an evaluation of the issuer trust and its underlying collateral, which was primarily comprised of asset and mortgage backed securities, corporate bonds, and collateralized debt obligations. These instruments may or may not have had financial guaranty insurance. Of the total SIV securities previously owned by Legg Mason or supported in liquidity funds, over 60% of the underlying trust collateral securities were valued based on prices from well recognized third party pricing services that utilize available market data; over 35% of the collateral securities were valued based on spreads to benchmark debt instruments with available prices; and less than 5% of the collateral values were based on broker quotes.

All security prices, including prices for underlying trust collateral securities, whether direct market quotes, adjusted comparable security prices, or broker quotes, were subject to internal analyses that considered market observations, broker quotes and other tests to substantiate their fair values. Broker quotes used were indicative but not firm or tradable bids. The aggregate fair values of the underlying trust collateral securities were the primary input to determine the fair value of the supported or purchased SIV-issued securities. The determination of fair values of underlying trust collateral securities considered both non-performance risks and liquidity risks. Legg Mason's credit risk was not a material factor to the fair value of the related derivative liabilities because, among other things, the majority of our liquidity fund support required cash collateral.

These valuation processes for supported or purchased SIV-issued securities inherently required management's judgment and therefore the related assets and liabilities were classified in Level 3. Market changes affecting the underlying collateral were a primary contributor to changes in the fair values of the liquidity fund support assets and liabilities and the related gains and losses.

Any transfers between categories are measured at the beginning of the period.

See Note 3 for additional information regarding fair value measurements and Legg Mason's adoption of SFAS 157.

Also effective April 1, 2008, Legg Mason adopted Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. At this time, the Company has not elected to apply the fair value option to any of its financial instruments.

Fixed Assets

Fixed assets consist of equipment, software and leasehold improvements and capital lease assets. Equipment consists primarily of communications and technology hardware and furniture and fixtures. Software includes both purchased software and internally developed software. Fixed assets are reported at cost, net of accumulated depreciation and amortization. Capital lease assets are initially reported at the lesser of the present value of the related future minimum lease payments or the asset's then current fair value, subsequently reduced by accumulated depreciation. Depreciation and amortization are determined by use of the straight-line method. Equipment is depreciated over the estimated useful lives of the assets, generally ranging from three to eight years. Software is amortized over the estimated useful lives of the assets, which are generally three years. Leasehold improvements and capital lease assets are amortized or depreciated over the initial term of the lease unless options to extend are likely to be exercised. Maintenance and repair costs are expensed as incurred. Internally developed software is reviewed periodically to determine if there is a change in the useful life, or if an impairment in value may exist. If impairment is deemed to exist, the asset is written down to its fair value or is written off if the asset is determined to no longer have any value.

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

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Indefinite-life intangible assets and goodwill are not amortized for book purposes. Given the relative significance of intangible assets and goodwill to the Company's consolidated financial statements, on a quarterly basis Legg Mason considers if triggering events have occurred that may indicate that the fair values have declined below their respective carrying amounts. Triggering events may include significant adverse changes in the Company's business, legal or regulatory environment, loss of key personnel, significant business dispositions, or other events. If a triggering event has occurred, the Company will perform detail tests, which include critical reviews of all significant assumptions to determine if any intangible assets or goodwill are impaired. At a minimum, the Company performs these detail tests annually at December 31, for indefinite-life intangible assets and goodwill, considering factors such as projected cash flows and revenue multiples, to determine whether the value of the assets is impaired and the amortization periods are appropriate. If an asset is impaired, the difference between the value of the asset reflected on the financial statements and its current fair value is recognized as an expense in the period in which the impairment is determined. The fair values of intangible assets subject to amortization are reviewed at each reporting period using an undiscounted cash flow analysis. For intangible assets with indefinite lives, fair value is determined based on anticipated discounted cash flows. Goodwill is evaluated at the reporting unit level, and is deemed to be impaired if the carrying amount of the reporting unit goodwill exceeds its implied fair value. In estimating the fair value of the reporting unit, Legg Mason uses valuation techniques based on discounted cash flows similar to models employed in analyzing the purchase price of an acquisition target. Goodwill is deemed to be recoverable at the reporting unit level, which is also our operating segment level that Legg Mason defines as the Americas and International divisions. This results from the fact that operating segment managers, who report to the Chief Executive Officer, manage the business at the division level and do not receive discrete financial information, such as operating results, at any lower level, such as the advisory affiliate level. Prior to March 31, 2009, Legg Mason's reporting units were its Managed Investments, Institutional and Wealth Management divisions. Allocations of goodwill to Legg Mason's divisions for management restructures, acquisitions and dispositions are based on relative fair values of the respective businesses restructured, added to or sold from the divisions. See Note 5 for additional information regarding intangible assets and goodwill and Note 18 for additional business segment information.

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

Investment Advisory Fees

Legg Mason earns investment advisory fees on assets in separately managed accounts, investment funds, and other products managed for Legg Mason's clients. These fees are primarily based on predetermined percentages of the market value of the assets under management ("AUM"), are recognized over the period in which services are performed and may be billed in advance of the period earned based on AUM at the beginning of the billing period in accordance with the related advisory contracts. Revenue associated with advance billings is deferred and included in Other (current) liabilities in the Consolidated Balance Sheet and is recognized over the period earned. Performance fees may be earned on certain investment advisory contracts for exceeding performance benchmarks and are recognized at the end of the performance measurement period. Accordingly, neither advanced billings or performance fees are subject to reversal.

Legg Mason has ultimate responsibility for the valuation of AUM, substantially all of which is based on observable market data from independent pricing services, fund accounting agents, custodians or brokers.

Distribution and Service Fees Revenue and Expense

Distribution and service fees represent fees earned from funds to reimburse the distributor for the costs of marketing and selling fund shares and servicing proprietary funds and are generally determined as a percentage of client assets. Reported amounts also include fees earned from providing client or shareholder servicing, including record keeping or administrative services to proprietary funds. Distribution fees earned on company-sponsored investment funds are reported as revenue. When Legg Mason enters into arrangements with broker-dealers or other third parties to sell or market proprietary fund shares, distribution and service fee expense is accrued for the amounts owed to third parties, including finders' fees and referral fees paid to unaffiliated broker-dealers or introducing parties. Distribution and servicing expense also includes payments to third parties for certain shareholder administrative services and sub-advisory fees paid to unaffiliated asset managers.

Deferred Sales Commissions

Commissions paid to financial intermediaries in connection with sales of certain classes of company-sponsored mutual funds are capitalized as deferred sales commissions. The asset is amortized over periods not exceeding six years, which represent the periods during which commissions are generally recovered from distribution and service fee revenues and from contingent deferred sales charges ("CDSC") received from shareholders of those funds upon redemption of their shares. CDSC receipts are recorded as distribution and servicing revenue when received and a reduction of the unamortized balance of deferred sales commissions, with a corresponding expense.

Management periodically tests the deferred sales commission asset for impairment by reviewing the changes in value of the related shares, the relevant market conditions and other events and circumstances that may indicate an impairment in value has occurred. If these factors indicate an impairment in value, management compares the carrying value to the estimated undiscounted cash flows expected to be generated by the asset over its remaining life. If management determines that the deferred sales commission asset is not fully recoverable, the asset will be deemed impaired and a loss will be recorded in the amount by which the recorded amount of the asset exceeds its estimated fair value. For the years ended March 31, 2009, 2008, and 2007, no impairment charges were recorded. Deferred sales commissions, included in Other non-current assets in the Consolidated Balance Sheets, were $18.9 million and $22.6 million at March 31, 2009 and 2008, respectively.

Income Taxes

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred income tax assets are subject to a valuation allowance if, in management's opinion, it is more likely than not that these benefits will not be realized. Legg Mason's deferred income taxes principally relate to net operating loss carryforwards, business combinations, amortization and accrued compensation.

Effective April 1, 2007, Legg Mason adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies previously issued FASB Statement No. 109, "Accounting for Income Taxes," by prescribing a recognition threshold and a measurement attribute in financial statements for tax positions taken or expected to be taken in a tax return. Under FIN 48, a tax benefit should only be recognized if it is more likely than not that the position will be sustained based on its technical merits. A tax position that meets this threshold is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon settlement by the appropriate taxing authority having full knowledge of all relevant information. FIN 48 also provides guidance on derecognition, classification, interest and penalties, interim accounting, disclosure and transition.

The Company's accounting policy is to classify interest related to tax matters as interest expense and related penalties, if any, as other operating expense.

See Note 8 for additional information regarding income taxes and Legg Mason's adoption of FIN 48.

Loss Contingencies

Legg Mason accrues estimates for loss contingencies related to legal actions, investigations, and proceedings, exclusive of legal fees, when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

Stock-Based Compensation

Legg Mason's stock-based compensation includes stock options, employee stock purchase plans, restricted stock awards, performance shares payable in common stock and deferred compensation payable in stock. Under its stock compensation plans, Legg Mason issues equity awards to officers and other key employees.

During fiscal 2007, Legg Mason adopted SFAS No. 123 (R), "Share-Based Payment" and related pronouncements using the modified-prospective method and the related transition election. Under this method, compensation expense for the years ended March 31, 2009, 2008 and 2007 includes costs for all non-vested share-based awards at their grant-date fair value amortized over the respective vesting periods on the straight-line method. Legg Mason determines the fair value of stock options using the Black-Scholes option pricing model, with the exception of market-based performance grants, which are valued with a Monte Carlo option-pricing model. See Note 12 for additional information regarding stock-based compensation.

Earnings Per Share

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of shares outstanding. The calculation of weighted average shares includes common shares, shares exchangeable into common stock and convertible preferred shares that are considered participating securities. Diluted EPS is similar to basic EPS, but adjusts for the effect of potential common shares unless they are antidilutive. For periods with a net loss, potential common shares are considered antidilutive. See Note 14 for additional discussion of EPS.

Variable Interest Entities

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

In accordance with FASB Interpretation Number 46 (R), "Consolidation of Variable Interest Entities — an interpretation of ARB No. 51," ("FIN 46 (R)") all SPEs are designated as either a voting interest entity or a VIE, with VIEs subject to consolidation by the party deemed to be the primary beneficiary, if any. A VIE is an entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support, either contractual or implied, or in which the equity investors do not have the characteristics of a controlling financial interest. The primary beneficiary is the entity that will absorb a majority of the VIE's expected losses, or if there is no such entity, the entity that will receive a majority of the VIE's expected residual returns, if any. In accordance with FIN 46 (R), Legg Mason's determination of expected residual returns excludes gross fees paid to a decision maker. Under current guidance, it is unlikely that Legg Mason will be the primary beneficiary for VIEs created to manage assets for clients unless its ownership interest, including interests of related parties, in a VIE is substantial, unless Legg Mason may earn significant performance fees from the VIE or unless Legg Mason is considered to have a material implied variable interest.

FIN 46 (R) also requires the disclosure of VIEs in which Legg Mason is a sponsor or is considered to have a significant variable interest. In determining whether a variable interest is significant, Legg Mason considers the same factors used for determination of the primary beneficiary. In determining whether it is the primary beneficiary of these VIEs, Legg Mason considers both qualitative and quantitative factors such as the voting rights of the equity holders, economic participation of all parties, including how fees are earned by and paid to Legg Mason, related party ownership, guarantees and implied relationships. In determining the primary beneficiary, Legg Mason must make assumptions and estimates about, among other things, the future performance of the underlying assets held by the VIE, including investment returns, cash flows and credit and interest rate risks. These assumptions and estimates have a significant bearing on the determination of the primary beneficiary. If Legg Mason's assumptions or estimates were to be materially incorrect, Legg Mason might be required to consolidate additional VIEs. Consolidation of these VIEs would result in an increase in assets with a corresponding increase in minority interests on the Consolidated Balance Sheets and a decrease in investment advisory fees and an increase or decrease in non-operating income with a corresponding offset in Minority interests on the Consolidated Statements of Operations. See Note 16 for additional discussion of variable interests.

Supplemental Cash Flow Information

The following non-cash activities are excluded from the Consolidated Statements of Cash Flows. During fiscal 2007, holders of the $76 million in zero-coupon contingent convertible senior notes converted the notes into 756 thousand shares of common stock. There were no zero-coupon contingent convertible senior notes outstanding after the conversion in fiscal 2007.

During fiscal 2008, the second anniversary contingent acquisition payments of $240 million were made to the former owners of Permal, of which $208 million was paid in cash and the balance was in shares of common stock.

Other Recent Accounting Developments

The following other relevant accounting pronouncements were recently issued.

In December 2007, the FASB issued Statement Nos. 141 (revised 2007), "Business Combinations" ("SFAS 141 (R)"), and 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51" ("SFAS 160"). SFAS 141 (R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141 (R) requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction, including contingent consideration, and also requires acquisition related costs to be expensed as incurred. In April 2009, the FASB issued FSP FAS 141 (R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" to address application issues arising from contingencies in a business combination. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141 (R), the related FSP and SFAS 160 are effective for fiscal year 2010. SFAS 141 (R) will be applied prospectively. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and other requirements of SFAS 160 will be applied prospectively. When SFAS 141 (R) and the related FSP are adopted, they will impact how Legg Mason accounts for acquisitions in the future and tax uncertainties from prior acquisitions. Legg Mason is currently evaluating the adoption of SFAS 160 and it is not expected to have a material impact on Legg Mason's consolidated financial statements.

In March 2008, the FASB issued Statement 161, "Disclosures about Derivatives and Hedging Activities" ("SFAS 161"), which amends SFAS 133, by requiring expanded disclosures about an entity's derivative instruments and hedging activities for increased qualitative, quantitative, and credit-risk factors. As SFAS 161 only contains disclosure provisions, effective for fiscal 2010, it will not impact Legg Mason's accounting for derivative transactions.

In April 2008, the FASB issued a final FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets," which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). FSP FAS 142-3 will be effective for fiscal 2010, and is not expected to have a material impact on Legg Mason's consolidated financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). This FSP requires that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity (conversion feature) components of the instruments. As a result, interest expense should be imputed and recognized based upon the entity's nonconvertible debt borrowing rate, which will result in lower net income. The 2.5% convertible senior notes issued by Legg Mason in January 2008 will be subject to FSP APB 14-1. Prior to FSP APB 14-1, Accounting Principles Board Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB 14"), provided that no portion of the proceeds from the issuance of the instrument should be attributable to the conversion feature. When Legg Mason is required to retroactively adopt FSP APB 14-1 in fiscal 2010, interest expense for fiscal 2008 and 2009 will be increased by $6.6 million and $32.3 million. In addition, the carrying amount of the 2.5% convertible senior notes will be discounted (decreased), additional paid-in capital increased and retained earnings decreased by $233.2 million, $272.1 million and $38.9 million, respectively, as of March 31, 2009.

In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-6-1 will be effective for fiscal 2010, and is not expected to have a material impact on Legg Mason's consolidated financial statements.

Also in June 2008, the FASB ratified EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF 07-5") to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock. EITF 07-5 is effective for Legg Mason's fiscal year 2010 and will not impact the accounting for either the 2.5% Convertible Senior Notes or the 5.6% Senior Notes more fully described in Note 7.

2.     ACQUISITIONS AND DISPOSITIONS

On February 26, 2008, Legg Mason announced a definitive agreement in which Citigroup Global Markets Inc., an affiliate of Citigroup Inc. ("Citigroup"), would re-acquire a majority of the overlay and implementation business of Legg Mason Private Portfolio Group ("LMPPG"), which includes its managed account trading and technology platform. In undertaking this transaction, Legg Mason continued its focus on its core asset management business. Legg Mason had originally acquired this business from Citigroup in the December 2005 acquisition of Citigroup's worldwide asset management business ("CAM"). The net assets held for sale at March 31, 2008 of approximately $170 million were comprised primarily of intangible assets, net and allocated goodwill and are included in Other current assets on the Consolidated Balance Sheet. The sale closed on April 1, 2008 and cash proceeds of approximately $181 million were received. After transaction costs, the gain on the sale of this business was approximately $5.5 million ($3.4 million after tax), which was recognized in the first quarter of fiscal 2009.

Effective November 1, 2005, Legg Mason acquired 80% of the outstanding equity of Permal, a leading global funds-of-hedge funds manager. Concurrent with the acquisition, Permal completed a reorganization in which the residual 20% of outstanding equity was converted to preference shares, resulting in Legg Mason owning 100% of the outstanding voting common stock of Permal. Legg Mason has the right to purchase the preference shares over four years from closing and, if that right is not exercised, the holders of those shares have the right to require Legg Mason to purchase the interests in the same general time frame for approximately the same consideration. The maximum aggregate price, including earnout payments related to each purchase and based upon future operating results, for all equity interests in Permal is $1.386 billion excluding acquisition costs and dividends. During fiscal 2008, payments of $240 million were made to the former owners of Permal, representing earnout payments based upon Permal's operating results through the second anniversary date and the purchase of 37.5% of the preference shares, of which $208 million was paid in cash and the balance was in its common stock. It is anticipated that Legg Mason will acquire the remaining 62.5% of the preference shares in fiscal 2010 at amounts based on Permal's operating results, at which time Legg Mason may be required to pay up to $286 million under the agreements governing the Permal acquisition. The final payment for this transaction on the sixth anniversary in fiscal 2012 will be between $60 million and $320 million based on Permal's operating results and the amount of the fiscal 2010 payment. Legg Mason may elect to deliver up to 25% of each of the future payments in the form of shares of its common stock. In addition, during fiscal 2009, 2008 and 2007, Legg Mason paid an aggregate amount of approximately $31.5 million in dividends on the preference shares, and will pay a minimum of $7.5 million in dividends on the preference shares in fiscal 2010. All payments for preference shares, including dividends, are recognized as additional goodwill.

On August 1, 2001, Legg Mason purchased Private Capital Management ("PCM") for cash of approximately $682 million, excluding acquisition costs. The transaction included two contingent payments based on PCM's revenue growth for the years ending on the third and fifth anniversaries of closing, with the aggregate purchase price to be no more than $1.382 billion. During fiscal 2005, Legg Mason made the maximum third anniversary payment of $400 million to the former owners of PCM. During fiscal 2007, we paid from available cash the maximum fifth anniversary payment of $300 million, of which $150 million remained in escrow subject to certain limited clawback provisions through fiscal 2010. During fiscal 2009, the remaining contingency was settled by releasing $30 million to the sellers and returning $120 million to Legg Mason, which was recorded as a reduction of goodwill.

3.     INVESTMENTS AND FAIR VALUES OF ASSETS AND LIABILITIES

Legg Mason has investments in debt and equity securities that are generally classified as available-for-sale and trading as described in Note 1. Investments as of March 31, 2009 and 2008 are as follows:

	2009	2008

Investment securities:
Trading(1)	$336,092	$489,081
Available-for-sale	6,818	7,700
Other(2)	1,423	1,323

Total	$344,333	$498,104

(1)
Includes assets of deferred compensation plans of $128,785 and $207,305, respectively. Fiscal 2008 includes $141,509 of investments issued by structured investment vehicles and other conduit investments acquired from proprietary liquidity funds. The remainder represents seed investments in proprietary products and investments in VIEs. In fiscal 2009, all investments issued by structured investment vehicles and other conduit investments acquired from proprietary liquidity funds were sold.
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

	Years Ended March 31,
	2009	2008	2007

AVAILABLE-FOR-SALE
Proceeds	$2,173	$5,194	$21,745
Gross realized gains	5	34	259
Gross realized losses	(84)	(14)	(117)

The net unrealized and realized gain (loss) for investment securities classified as trading was ($1,995,428), ($62,001) and $7,141 for fiscal 2009, 2008 and 2007, respectively. The realized and unrealized losses for fiscal 2009 and 2008 primarily relate to losses on SIV-issued securities purchased from certain liquidity funds.

Legg Mason's available-for-sale investments consist of mortgage-backed securities, U.S. government and agency securities, corporate bonds and equity securities. Gross unrealized gains and losses for investments classified as available-for-sale were $209 and ($39), respectively, as of March 31, 2009, and $154 and ($82), respectively, as of March 31, 2008.

Legg Mason had no investments classified as held-to-maturity as of March 31, 2009 and 2008. The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs at March 31, 2009:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Value as of March 31, 2009

ASSETS:
Investments relating to long-term incentive compensation plans(1)	$128,785	$—	$—	$128,785
Proprietary fund products and other investments(2)	115,117	51,471	40,719	207,307

Total trading investment securities	243,902	51,471	40,719	336,092
Available-for-sale debt securities	3,105	3,701	12	6,818
Investments in partnerships and LLCs	796	—	58,719	59,515
Derivative assets:
Currency hedge derivatives	8,203	—	—	8,203
Equity securities	—	—	2,340	2,340

	$256,006	$55,172	$101,790	$412,968

LIABILITIES:
Derivative liabilities:
Fund support(3)	$—	$—	$(20,631)	$(20,631)

(1)
Primarily mutual funds where there is minimal market risk to the Company as any change in value is offset by an adjustment to compensation expense and related liability.
(2)
Primarily mutual funds that are approximately equally invested in equity and debt securities. Includes approximately $16.6 million related to minority interests of consolidated investment funds.
(3)
See Note 2 for additional information on the fair value of liquidity fund support.

The table below presents a summary of changes in financial assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the period from April 1, 2008 to March 31, 2009:

	Value as of April 1, 2008	Purchases, sales, issuances and settlements, net	Net transfer in (out) of Level 3	Realized and unrealized gains/(losses), net	Value as of March 31, 2009

ASSETS:
Securities issued by SIVs(1)	$141,509	$2,300,697	$(96)	$(2,442,110)	$—
Proprietary fund products and other investments	23,781	(13,781)	52,041	(21,322)	40,719
Investments in partnerships and LLCs	67,022	874	(1,385)	(7,792)	58,719
Total return swap(1)	45,706	(45,706)	—	—	—
Other investments	1,903	23	—	426	2,352

	$279,921	$2,242,107	$50,560	$(2,470,798)	$101,790

LIABILITIES:
Total return swap(1)	$—	$188,103	$—	$(188,103)	$—
Fund support(1),(2)	(551,654)	—	—	531,023	(20,631)

	$(551,654)	$188,103	$—	$342,920	$(20,631)

Total realized and unrealized losses, net				$(2,127,878)

Total net losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to those assets and liabilities still held at the reporting date				$(49,319)

(1)
See Note 17 for further discussion of liquidity fund support.
(2)
The decrease in the fund support derivative liability resulted from the termination of fund support agreements, upon the purchase of SIV securities from the funds.

Realized and unrealized gains and losses recorded for Level 3 investments are included in Fund support and Other non-operating income (expense) on the Consolidated Statements of Operations.

4.     FIXED ASSETS

The following table reflects the components of fixed assets as of March 31:

	2009	2008

Equipment	$180,668	$175,255
Software	193,109	159,428
Leasehold improvements and capital lease assets	314,963	257,812

Total cost	688,740	592,495
Less: accumulated depreciation and amortization	(321,697)	(245,693)

Fixed assets, net	$367,043	$346,802

Depreciation and amortization expense was $101,957, $83,812 and $69,442 for fiscal 2009, 2008, and 2007, respectively.

5.     INTANGIBLE ASSETS AND GOODWILL

Goodwill and indefinite-life intangible assets are not amortized and the values of identifiable intangible assets are amortized over their useful lives, unless the assets are determined to have indefinite useful lives. Goodwill and indefinite-life intangible assets are analyzed to determine if the fair market value of the assets exceeds the book value. If the fair value is less than the book value, Legg Mason will record an impairment charge.

The following tables reflect the components of intangible assets as of March 31:

	2009	2008

AMORTIZABLE ASSET MANAGEMENT CONTRACTS
Cost	$208,416	$356,779
Accumulated amortization	(108,376)	(119,033)

Net	100,040	237,746

INDEFINITE-LIFE INTANGIBLE ASSETS
Fund management contracts	3,752,961	3,755,189
Trade names	69,800	116,800

	3,822,761	3,871,989

Intangible assets, net	$3,922,801	$4,109,735

The decrease in amortizable asset management contracts during fiscal 2009 is primarily due to an impairment of management contracts related to intangible assets acquired in the acquisition of CAM and PCM of $72,326 and $26,644, respectively, net of accumulated amortization of $13,041 and $31,532, respectively. The assets under management and related revenues associated with these acquired management contracts declined significantly during fiscal year 2009. Based on recent client turnover data, the estimated lives of the CAM retail separately managed accounts contracts were decreased from 9 years to 5 years at March 31, 2009. The fair value of the remaining acquired management contracts were determined using valuation techniques based on discounted cash flows over the estimated 5-year remaining life, using a risk-adjusted discount rate. Based upon the continued significant decline in AUM, Legg Mason wrote off the remaining balance of the PCM management contracts.

During fiscal 2008, amortizable asset management contracts decreased primarily due to an impairment of intangible assets acquired in the acquisition of PCM of $151,000, net of accumulated amortization of $88,824, and the transfer of $102,640, net of accumulated amortization of $24,775, relating to the pending sale of the overlay and implementation business of LMPPG, into Other current assets as assets held for sale. The acquired management contracts from the PCM transaction and related assets under management declined significantly during fiscal year 2008. Based on revised attrition estimates, the remaining useful lives of the acquired contracts were from 1 to 5 years at March 31, 2008.

As of March 31, 2009, management contracts are being amortized over a weighted-average life of 5.2 years. Estimated amortization expense for each of the next five fiscal years is as follows:

2010	$23,097
2011	23,076
2012	20,205
2013	15,448
2014	9,301
Thereafter	8,913

Total	$100,040

The change in indefinite-life intangible assets is primarily attributable to the impairment of PCM's trade name and the impact of foreign currency translation. As a result of significant declines in AUM and other significant changes at PCM, Legg Mason recognized an impairment for the PCM trade name asset of $47,000 in fiscal 2009.

The change in the carrying value of goodwill since April 1, 2008 is summarized below:

	2009	2008

Balance, beginning of year	$2,536,816	$2,432,840
Business acquisitions and related costs (see Note 2)	7,524	12,365
Contractual acquisition earn out payments (settlements) (see Note 2)	(120,000)	160,000
Assets held for sale, primarily LMPPG	—	(69,297)
Impairment for former Wealth Management Division	(1,161,900)	—
Impact of excess tax basis amortization	(20,868)	(22,908)
Other, including changes in foreign exchange rates	(54,825)	23,816

Balance, end of year	$1,186,747	$2,536,816

The severe market turmoil experienced during fiscal 2009 had a more significant impact on the former Wealth Management division than on Legg Mason's other former divisions. AUM decreased over 30% in that division as a result of both net client outflows and market depreciation. As a result of the dramatic changes in market conditions during the year, Legg Mason revised its growth assumptions downward, to project contraction through the next two years. Further, the applicable discount rate was increased from 12.5% to 14.7% in the December quarter based on changes in interest rates and risk factors. The combined impact of these factors decreased projected cash flows of the Wealth Management division by over 60% from Legg Mason's prior projections. As a result, the carrying value of Legg Mason's Wealth Management division goodwill was impaired, and a $1,161,900 impairment charge was recorded.

Based on the revenues and earnings of Permal, additional contingent consideration of $160,000 was paid during fiscal year 2008 with a corresponding increase in goodwill.

At March 31, 2008, Legg Mason transferred $65,724 of goodwill relating to the pending sale of the overlay and implementation business of LMPPG into Other current assets as assets held for sale.

Legg Mason also recognizes the tax benefit of the amortization of excess tax basis related to the CAM acquisition. In accordance with SFAS, No. 109, "Accounting for Income Taxes," the tax benefit is recorded as a reduction of goodwill and deferred tax liabilities.

6.     SHORT-TERM BORROWINGS

On October 14, 2005, Legg Mason entered into an unsecured 5-year $500 million revolving credit agreement. During November 2007, Legg Mason borrowed $500 million under this revolving credit facility for general corporate purposes, the proceeds of which have been invested in short-term instruments. On January 3, 2008, the revolving credit agreement was amended to increase the maximum amount that Legg Mason may borrow from $500 million to $1 billion and to allow it to draw a portion of the availability in the form of letters of credit ("LOCs"). On March 30, 2009, the revolving credit agreement was amended to decrease the maximum amount that Legg Mason may borrow from $1 billion to $500 million. In connection with the amendments, the revolving credit facility rate was increased from LIBOR plus 35 basis points to LIBOR plus 60 basis points as of March 31, 2008 and to LIBOR plus 225 basis points as of March 31, 2009. These rates may change in the future based on changes in Legg Mason's credit ratings. As of March 31, 2009 and 2008, there was $250 million and $500 million, respectively, outstanding under this facility. On March 7, 2008, Legg Mason elected to procure a LOC for a money market fund to support up to $150 million of the fund's holdings in certain SIV-issued securities using capacity on the revolving credit agreement as collateral. This LOC terminated in accordance with its terms upon Legg Mason's purchase of the underlying securities from the fund during fiscal 2009.

Legg Mason maintains two additional borrowing facilities, a $100 million, 1-year revolving credit agreement and a $40 million credit line. Both facilities are for general operating purposes. There were no borrowings outstanding under these facilities as of March 31, 2009 and 2008.

The revolving credit facility is with the same lenders as the $550 million term loan described in Long-Term Debt below. These facilities have standard financial covenants that were revised during fiscal 2009, including a maximum net debt to EBITDA ratio of 3.0 (previously 2.5 on gross debt) and minimum EBITDA to interest ratio of 4.0. As of March 31, 2009, EBITDA, as defined, excludes up to $3.0 billion (previously $2.75 billion) in realized losses resulting from liquidity fund support. See Note 17 for further discussion of liquidity fund support. As of March 31, 2009. Legg Mason's debt to EBITDA ratio was 1.8 and EBITDA to interest expense ratio was 6.2, and therefore Legg Mason has maintained compliance with the applicable covenants. If net income remains at current levels or further declines, or if Legg Mason spends available cash, other than to repay debt, it may impact the ability to maintain compliance with these covenants. If Legg Mason determines that compliance with these covenants may be under pressure, a number of actions may be taken, including reducing expenses to increase EBITDA, using available cash to repay all or a portion of the $800 million outstanding debt subject to these covenants or seeking to negotiate with lenders to modify the terms or to restructure the debt.

7.     LONG-TERM DEBT

The accreted value of long-term debt consists of the following:

	March 31, 2009	March 31, 2008

6.75% senior notes	$—	$424,959
5-year term loan	550,000	550,000
Third-party distribution financing	4,067	8,881
2.5% convertible senior notes	1,250,000	1,250,000
5.6% senior notes from Equity Units	1,150,000	—
Other term loans	19,325	23,933

Subtotal	2,973,392	2,257,773
Less: current portion	8,188	432,119

Total	$2,965,204	$1,825,654

6.75% Senior Notes

On July 2, 2001, Legg Mason issued $425,000 principal amount of senior notes, which bear interest at 6.75%. The notes were sold at a discount to yield 6.80%. The net proceeds of the notes were approximately $421,000, after payment of debt issuance costs. The $425 million principal amount of 6.75% senior notes was paid on July 2, 2008.

5-Year Term Loan

On October 14, 2005, Legg Mason entered into an unsecured term loan agreement for an amount not to exceed $700 million. Legg Mason used this term loan to pay a portion of the purchase price, including acquisition related costs, in the acquisition of CAM. The term loan facility will be payable in full at maturity in calendar year 2010 and currently bears interest at LIBOR plus 225 basis points. During fiscal 2008 and 2007, Legg Mason repaid an aggregate of $150 million of the outstanding borrowings on this term loan, and did not make any payments during fiscal 2009. The outstanding balance at March 31, 2009 is $550 million, which had an average interest rate of 3.3% for fiscal 2009. This term loan contains standard covenants including leverage and interest coverage ratios more fully described above in Note 6. Legg Mason has maintained compliance with the applicable covenants of this borrowing facility.

3-Year Term Loan

In connection with the CAM acquisition, on December 1, 2005, Legg Mason entered into a $16 million, 3-year term loan. During the year ended March 31, 2008, the 3-year term loan was repaid.

Third Party Distribution Financing

On July 31, 2006, Legg Mason entered into a four-year agreement with a financial institution to finance, on a non-recourse basis, up to $90.7 million for commissions paid to financial intermediaries in connection with sales of certain share classes of proprietary funds. The outstanding balance at March 31, 2009 was $4 million. Distribution fee revenues, which are used to repay the financing, are based on the average AUM of the respective funds. Interest has been imputed at an average rate of 3.8%. In April 2009, Legg Mason terminated the agreement and the outstanding balance will be paid in the normal course of operations.

2.5% Convertible Senior Notes and Related Hedge Transactions

On January 14, 2008, Legg Mason sold $1.25 billion of 2.5% convertible senior notes ("the Notes"). The Notes are convertible, if certain conditions are met, at an initial conversion rate of 11.3636 shares of Legg Mason common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $88.00 per share), or a maximum of 14.2 million shares, subject to adjustment. Unconverted notes mature in January 2015. Upon conversion of a $1,000 principal amount note, the holder will receive cash in an amount equal to $1,000 or, if less, the conversion value of the note. If the conversion value exceeds the principal amount of the Note at conversion, Legg Mason will also deliver, at its election, cash or common stock or a combination of cash and common stock for the conversion value in excess of $1,000. The agreement governing the issuance of the notes contains certain covenants for the benefit of the initial purchaser of the notes, including leverage and interest coverage ratio requirements, that may result in the notes becoming immediately due and payable if the covenants are not met. The leverage covenant was waived to accommodate the Equity Units issuance in May 2008, discussed below. Otherwise, Legg Mason has maintained compliance with the applicable covenants.

In connection with the sale of the Notes, on January 14, 2008, Legg Mason entered into convertible note hedge transactions with respect to its common stock (the "Purchased Call Options") with financial institution counterparties ("Hedge Providers"). The Purchased Call Options are exercisable solely in connection with any conversions of the Notes in the event that the market value per share of Legg Mason common stock at the time of exercise is greater than the exercise price of the Purchased Call Options, which is equal to the $88 conversion price of the Notes, subject to adjustment. Simultaneously, in separate transactions Legg Mason also sold to the Hedge Providers warrants to purchase, in the aggregate and subject to adjustment, 14.2 million shares of common stock on a net share-settled basis at an exercise price of $107.46 per share of common stock. The Purchased Call Options and warrants are not part of the terms of the Notes and will not affect the holders' rights under the Notes. These hedging transactions had a net cost of $83 million, which was paid from the proceeds of the Notes and recorded as a reduction of additional paid-in capital.

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

As discussed above in Note 1 under the heading "Other Recent Accounting Developments", new accounting standards require, effective April 1, 2009, that Legg Mason revalue the Notes and impute interest based on the market rate on the issuance date for comparable debt without a conversion feature.

5.6% Senior Notes from Equity Units

In May 2008, Legg Mason issued 23 million Equity Units for $1.15 billion, of which $50 million was used to pay issuance costs. Each unit consists of a 5% interest in $1,000 principal amount of 5.6% senior notes due June 30, 2021 and a detachable contract to purchase a varying number of shares of Legg Mason's common stock for $50 by June 30, 2011. The notes and purchase contracts are separate and distinct instruments, but their terms are structured to simulate a conversion of debt to equity and potentially remarketed debt approximately three years after issuance. The holders' obligations to purchase shares of Legg Mason's common stock are collateralized by their pledge of the notes or other prescribed collateral. In connection with the issuance of the Equity Units, Legg Mason incurred issuance costs of $36.2 million, of which $27.6 million was allocated to the equity component of the Equity Units and recorded as a reduction of Additional paid-in capital. For their commitment to purchase shares of Legg Mason's common stock, holders also receive quarterly payments, referred to as Contract Adjustment Payments ("CAP"), at a fixed annual rate of 1.4% of the commitment amount over the three-year contract term. Upon issuance of the Equity Units, Legg Mason recognized a $45.8 million liability for the fair value of its obligation (based upon discounted cash flows) to pay unitholders a quarterly contract adjustment payment. This amount also represented the fair value of Legg Mason's commitment under the contract to issue shares of common stock in the future at designated prices, and was recorded as a reduction to Additional paid-in capital. The CAP obligation liability is being accreted over the approximate three year contract term by charges to Interest expense based on a constant rate calculation. Subsequent contract adjustment payments reduce the CAP obligation liability, which as of March 31, 2009, is $31.8 million and is included in Other liabilities on the Consolidated Balance Sheet.

Each purchase contract obligates Legg Mason to sell a number of newly issued shares of common stock that are based on a settlement rate determined by Legg Mason's stock price at the purchase date. The settlement rate adjusts with the price of Legg Mason stock in a way intended to maintain the original investment value when Legg Mason's common stock is priced between $56.30 and $67.56 per share. The settlement rate is 0.7401 shares of Legg Mason common stock, subject to adjustment, for each Equity Unit if the market value of Legg Mason common stock is at or above $67.56. The settlement rate is 0.8881 shares of Legg Mason common stock, subject to adjustment, for each Equity Unit if the market value of Legg Mason common stock is at or below $56.30. If the market value of Legg Mason common stock is between $56.30 and $67.56, the settlement rate will be a number of shares of Legg Mason common stock equal to $50 divided by the market value. The maximum number of shares that may be issued, subject to adjustment, is 20.4 million. As the purchase contracts were deemed to be equity upon issuance, Legg Mason will not incur a gain or loss on their settlement.

Shares of Legg Mason's common stock issuable under the Equity Unit purchase contracts are currently anti-dilutive under the treasury stock method because the market price of Legg Mason common stock is less than $67.56 per share. In the event the probability of a successful remarketing of the Equity Unit notes becomes remote, the amount of shares issuable under the purchase contracts that must be included in diluted earnings per share would be determined under the if-converted method.

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

Other Term Loans

Legg Mason entered into a loan in fiscal 2005 to finance leasehold improvements. The outstanding balance at March 31, 2009 was $6.2 million, which bears interest at 4.2% and is due October 31, 2010. In fiscal 2006, Legg Mason entered into a $12.8 million term loan agreement to finance the acquisition of an aircraft. The loan bears interest at 5.9%, is secured by the aircraft, and has a maturity date of January 1, 2016. The outstanding balance at March 31, 2009 was $10.8 million.

As of March 31, 2009, the aggregate maturities of long-term debt (current accreted value of $2,973,392), based on their contractual terms, are as follows:

2010	$8,188
2011	553,779
2012	2,594
2013	1,107
2014	894
Thereafter	2,406,830

Total	$2,973,392

Interest Rate Swap

Effective December 1, 2005, Legg Mason executed a 3-year amortizing interest rate swap ("Swap") with a large financial institution to hedge interest rate risk on a portion of its $700 million, 5-year term loan. Under the terms of the Swap, Legg Mason paid a fixed interest rate of 4.9% on a notional amount of $400 million. During the March 2007 quarter, this Swap began to unwind at $50 million per quarter. Quarterly payments or receipts under the Swap exactly offset changes in the floating rate interest payments on $400 million in principal of the term loan. Since the terms and conditions of the hedge were not expected to be changed, then as long as at least the unamortized balance of the Swap was outstanding on the 5-year term loan, the Swap continued to be an effective cash flow hedge. As a result, changes in the market value of the Swap were recorded as a component of Other comprehensive income. The Swap matured on December 1, 2008 and the estimated unrealized loss previously included in Other comprehensive income of

$157 was realized as Other non-operating income (expense) on the maturity date. This amount was offset by lower interest expense on the hedged debt.

8.     INCOME TAXES

The components of income (loss) from continuing operations before income tax provision (benefit) and minority interests are as follows:

	2009	2008	2007

Pretax Income (Loss)
Domestic	$(3,020,987)	$216,617	$779,508
Foreign	(134,870)	227,254	264,346

Total	$(3,155,857)	$443,871	$1,043,854

The components of income tax (benefit) expense from continuing operations are as follows:

	2009	2008	2007

Federal	$(1,064,698)	$91,736	$285,219
Foreign	32,845	52,698	57,976
State and local	(179,000)	31,561	54,417

Total income tax provision (benefit)	$(1,210,853)	$175,995	$397,612

Current	$(405,726)	$349,145	$268,811
Deferred	(805,127)	(173,150)	128,801

Total income tax provision (benefit)	$(1,210,853)	$175,995	$397,612

As of March 31, 2009, Legg Mason has refundable income taxes of approximately $603,668, comprised of $546,473 in federal net operating loss and capital loss carryback claims and $57,195 of refunds due on prior year return filings.

A reconciliation of the difference between the effective income tax rate and the statutory federal income tax rate for continuing operations is as follows:

	2009	2008	2007

Tax provision (benefit) at statutory U.S. federal income tax rate	(35.0)%	35.0%	35.0%
State income taxes, net of federal income tax benefit	(3.7)	4.5	3.3
Differences in tax rates applicable to non-U.S. earnings	—	(2.5)	(1.1)
Repatriation of foreign earnings	(0.1)	4.1	—
Loss on Canadian restructuring	(2.9)	—	—
Changes in tax rates on deferred tax assets and liabilities	0.3	(3.7)	—
Other non-deductible expenses, principally goodwill impairment in 2009	2.5	0.9	0.2
Other, net	0.5	1.4	0.7

Effective income tax (benefit) rate	(38.4)	39.7	38.1

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Balance Sheets. These temporary differences result in taxable or deductible amounts in future years. A summary of Legg Mason's deferred tax assets and liabilities are as follows:

	2009	2008

DEFERRED TAX ASSETS
Accrued compensation and benefits	$146,486	$124,504
Accrued expenses	59,696	22,310
Operating loss carryforwards	633,395	27,866
Capital loss carryforwards	7,155	12,534
Deferred liquidity fund support charges	21,855	201,230
Convertible senior note hedge	92,300	113,858
Foreign tax credit carryforward	30,964	—
Other	13,328	2,258

Deferred tax assets	1,005,179	504,560
Valuation allowance	(35,542)	(35,146)

Deferred tax assets after valuation allowance	$969,637	$469,414

	2009	2008

DEFERRED TAX LIABILITIES
Basis differences, principally for intangible assets and goodwill	$249,383	$271,565
Depreciation and amortization	36,057	317,218
Other	541	570

Deferred tax liabilities	$285,981	$589,353

Net deferred tax asset (liability)	$683,656	$(119,939)

Certain tax benefits associated with Legg Mason's employee stock plans are recorded directly in Stockholders' equity. Stockholders' equity increased by $35,587 and $14,466 in 2008 and 2007, respectively, as a result of these tax benefits. No tax benefit was recorded to equity in 2009 due to the net operating loss position of the Company.

In connection with the sale of the Notes in January 2008, Legg Mason entered into the Purchase Call Options with the Hedge Providers (see Note 7). The $297.5 million cost of the call options was reflected in the financial statements as a reduction of additional paid-in capital. For income tax purposes, the call options and Notes are considered part of a single, integrated transaction and the cost of the call options is therefore tax deductible over the term of the Notes. Accordingly, Legg Mason will have related future tax benefits of $113.9 million over a period of up to the seven year term of the notes. The benefit of this deferred tax asset was recorded as an increase in additional paid-in capital and therefore will not reduce future tax provisions.

The balance of this deferred tax asset at March 31, 2009 is $92.3 million.

Legg Mason has various loss carryforwards that may provide future tax benefits. Related valuation allowances are established in accordance with SFAS No. 109, "Accounting for Income Taxes," if it is management's opinion that it is more likely than not that these benefits will not be realized. Substantially all of Legg Mason's deferred tax assets relate to U.S. and United Kingdom ("U.K.") taxing jurisdictions. As of March 31, 2009, gross U.S. deferred tax assets accumulated $1.3 billion, realization of which is expected to require approximately $5.7 billion of future U.S. earnings. Based on estimates of future taxable income, using the same assumptions as those used in Legg Mason's goodwill impairment testing, it is more likely than not that current tax benefits are realizable and no valuation allowance is necessary at this time. To the extent the analysis of the realization of deferred tax assets relies on deferred tax liabilities, Legg Mason has considered the timing, nature and jurisdiction of reversals. While tax planning may enhance Legg Mason's tax positions, the realization of current tax benefits is not dependent on any significant tax strategies. As of March 31, 2009, U.K. deferred tax assets are not material.

The following deferred tax assets and valuation allowances relating to loss carryforwards have been recorded at March 31, 2009 and 2008, respectively.

	2009	2008	Expires Beginning after Fiscal Year

Deferred tax assets
U.S. Federal net operating losses	$504,779	$—	2029
U.S. state net operating losses(1,2)	96,898	3,139	2010
Non-U.S. net operating losses	31,718	24,727	2010
Non-U.S. capital losses(1)	7,155	12,534	2010

Total deferred tax assets for loss carryforwards	$640,550	$40,400

Valuation allowances
U.S. state net operating losses	$989	$1,005
Non-U.S. net operating losses	27,398	20,864
Non-U.S. capital losses	7,155	12,534
Other deferred tax assets	—	743

Total valuation allowances	$35,542	$35,146

(1)
U.S. subsidiaries of Permal file separate federal income tax returns, apart from Legg Mason Inc.'s consolidated federal income tax return, due to the Permal acquisition structure, and separate state income tax returns.
(2)
Substantially all of the U.S. state net operating losses carryforward through fiscal year 2029.

As a result of the adoption of FIN 48, effective April 1, 2007 the Company recorded a decrease in beginning retained earnings and an increase in the liability for unrecognized tax benefits of approximately $3.6 million (net of the federal benefit for state tax liabilities). All of this amount, if recognized, would reduce future income tax provisions and favorably impact effective tax rates. Legg Mason had total gross unrecognized tax benefits of approximately $43.7 million and $29.3 million as of March 31, 2009 and March 31, 2008, respectively. Of these totals, $34.3 million and $21.1 million, respectively (net of the federal benefit for state tax liabilities) are the amounts of unrecognized benefits which, if recognized, would favorably impact future income tax provisions and effective tax rates.

A reconciliation of the beginning and ending amount of unrecognized gross tax benefits for the years ended March 31, 2009 and 2008 is as follows:

	2009	2008

Balance, beginning of year	$29,287	$28,706
Additions based on tax positions related to the current year	15,756	6,192
Additions for tax positions of prior years	14,366	3,110
Reductions for tax positions of prior years	(4,082)	(7,941)
Decreases related to settlements with taxing authorities	(11,665)	—
Expiration of statute of limitations	—	(780)

Balance, end of year	$43,662	$29,287

As of March 31, 2009, management does not anticipate any material increases or decreases in the amounts of unrecognized tax benefits over the next twelve months.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other operating expense. During the years ended

March 31, 2009 and 2008, the Company recognized approximately $5.4 million and $1.2 million, respectively, which was substantially all interest. At March 31, 2009 and 2008, Legg Mason had approximately $5.0 million and $2.9 million, respectively, accrued for interest and penalties on tax contingencies in the Consolidated Balance Sheets.

Legg Mason is under examination by the Internal Revenue Service and other tax authorities in various states. The following tax years remain open to income tax examination for each of the more significant jurisdictions where Legg Mason is subject to income taxes: after fiscal year 2002 for U.S. federal; after fiscal year 2005 for the United Kingdom; after fiscal year 2002 for the state of Connecticut; after fiscal year 2003 for the states of California and New York; and after fiscal year 2005 for the state of Maryland and most other states in which Legg Mason is subject to income tax. The Company expects to close certain state audits within the next twelve months but does not anticipate making any significant cash payments related to these audits.

During the quarter ended September 30, 2007, the United Kingdom enacted the Finance Act of 2007, which reduced the corporate tax rate from 30% to 28% for tax periods ending after April 1, 2008. The impact on deferred tax liabilities in fiscal 2007 at the time of the change in fiscal 2008 was a one-time tax benefit approximating $18.5 million.

In fiscal 2008, Legg Mason initiated plans to repatriate earnings from certain foreign subsidiaries for up to $225 million to be used for the contingent acquisition payments to the former owners of Permal discussed in Note 9. During fiscal 2008, $36 million was repatriated under this plan and an additional income tax provision of approximately $18.4 million (net of foreign tax credits not previously recognized) was recognized. No further repatriation beyond the $225 million of foreign earnings is contemplated.

Except as noted above, Legg Mason intends to permanently reinvest cumulative undistributed earnings of its non-U.S. subsidiaries in non-U.S. operations. Accordingly, no U.S. federal income taxes have been provided for the undistributed earnings to the extent that they are permanently reinvested in Legg Mason's non-U.S. operations. It is not practical at this time to determine the income tax liability that would result upon repatriation of the earnings.

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

As of March 31, 2009, the minimum annual aggregate rentals under operating leases and servicing agreements are as follows:

2010	$161,480
2011	110,795
2012	102,163
2013	94,187
2014	87,604
Thereafter	674,336

Total	$1,230,565

During the quarter ended September 30, 2008, a subsidiary executed a lease for facilities obligating Legg Mason to aggregate payments of $103 million through 2024, which is included above.

Legg Mason also entered into an agreement to lease new office space in Baltimore as a replacement for its current headquarters when the current lease expires in fiscal 2010. The new lease has an annual base rent of approximately $11.9 million, which is included above. The initial lease term will expire in April 2024, with two renewal options of 10 and five years.

The table above does not include aggregate rental commitments of $35.6 million for property and equipment under capital leases.

One such lease was amended during fiscal 2008 to include a put/purchase option agreement with the owner of land and a building. The agreement is for a fixed price of $29.0 million, if executed. The seller has a put option through December 2012 and beginning in November 2011 a buyer purchase option becomes exercisable. A $4 million escrow deposit was made in connection with the put/purchase option agreement.

The minimum rental commitments in the table above have not been reduced by $100.7 million for minimum sublease rentals to be received in the future under non-cancelable subleases, of which approximately 90% is due from one counterparty. If a sub-tenant defaults on a sublease, Legg Mason may have to incur operating charges to reflect expected future sublease rentals at reduced amounts, as a result of the current commercial real estate market.

Included in the table above is $92.8 million in commitments related to office space that has been vacated, but for which a sublease is being pursued. A lease liability was established in fiscal 2009 for the present value of the excess existing lease obligations over the estimated sublease income and related costs. The lease liability takes into consideration various assumptions, including the amount of time it will take to secure a sublease agreement and prevailing rental rates in the applicable real estate markets. These assumptions are based upon input from commercial real estate consultants. As of March 31, 2009, this liability aggregated $63.7 million, but is subject to adjustment based on circumstances in the real estate markets that may require a change in the assumptions or the actual terms of a sublease that is ultimately secured. The liability as of March 31, 2009 is principally related to a bankrupt subtenant that defaulted on a sublease with Legg Mason in fiscal 2009. These and other related costs incurred during fiscal 2009 aggregated $79.0 million.

As noted above, during fiscal 2010, Legg Mason will relocate to its new corporate headquarters. Legg Mason is currently pursuing sub-tenants for certain floors under the lease that will be unoccupied as a result of headcount reductions. Given the current commercial real estate market, at the time a sublease is secured or the space is deemed to be permanently abandoned, a charge will be recognized for the present value of the amount by which the commitment under the lease exceeds the amount due under the expected sublease terms.

The following table reflects rental expense under all operating leases and servicing agreements.

	2009	2008	2007

Rental expense	$127,949	$128,111	$107,710
Less: sublease income	15,488	10,870	10,561

Net rent expense	$112,461	$117,241	$97,149

Legg Mason recognizes rent expense ratably over the lease period based upon the aggregate lease payments. The lease period is determined as the original lease term without renewals, unless and until the exercise of lease renewal options is reasonably assured, and also includes any period provided by the landlord as a "free rent" period. Aggregate lease payments include all rental payments specified in the contract, including contractual rent increases, and are reduced by any lease incentives received from the landlord, including those used for tenant improvements.

As of March 31, 2009 and 2008, Legg Mason had commitments to invest approximately $29,466 and $50,585, respectively, in limited partnerships that make private investments. These commitments will be funded as required through the end of the respective investment periods ranging through fiscal 2011.

During fiscal 2008, Legg Mason recorded contingent payment obligations of $160 million related to the Permal acquisition in addition to the $161 million previously recorded obligation. During fiscal year 2008, payments of $240 million were made to the former owners of Permal of which $208 million was paid in cash and the balance was in common stock. In fiscal 2010, Legg Mason may be required to pay up to $286 million under the agreements governing the Permal acquisition, with the amount of the payment to be determined based on Permal's operating results. The final payment for this transaction on the sixth anniversary in fiscal 2012 will be between $60 million and $320 million based on Permal's revenues and the amount of the fiscal 2010 payment. See Note 2, Acquisitions and Dispositions, for additional information related to the Permal acquisition.

See Note 17, Liquidity Fund Support, for additional information related to Legg Mason's commitments.

In the normal course of business, Legg Mason enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. Legg Mason's maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against Legg Mason that have not yet occurred.

Legg Mason has been the subject of customer complaints and has also been named as a defendant in various legal actions arising primarily from securities brokerage, asset management and investment banking activities, including certain class actions, which primarily allege violations of securities laws and seek unspecified damages, which could be substantial. Legg Mason is also involved in governmental and self-regulatory agency inquiries, investigations and proceedings. In the Citigroup transaction, Legg Mason transferred to Citigroup the subsidiaries that constituted its Private Client/Capital Markets ("PC/CM") businesses, thus transferring the entities that would have primary liability for most of the customer complaint, litigation and regulatory liabilities and proceedings arising from those businesses. However, as part of that transaction, Legg Mason agreed to indemnify Citigroup for most customer complaint, litigation and regulatory liabilities of Legg Mason's former PC/CM businesses that result from pre-closing events. While the ultimate resolution of these matters cannot be currently determined based on current information, after consultation with legal counsel, management believes that any accrual or range of reasonably possible losses as of March 31, 2009 or 2008, is not material. Similarly, although Citigroup transferred to Legg Mason the entities that would be primarily liable for most customer complaint, litigation and regulatory liabilities and proceedings of the CAM business, Citigroup has agreed to indemnify Legg Mason for most customer complaint, litigation and regulatory liabilities of the CAM business that result from pre-closing events. In accordance with SFAS No. 5 "Accounting for Contingencies," Legg Mason has established provisions for estimated losses from pending complaints, legal actions, investigations and proceedings. After consultation with legal counsel, Legg Mason does not believe that the resolution of these actions will have a material adverse effect on Legg Mason's financial condition. However, the results of operations could be materially affected during any period if liabilities in that period differ from Legg Mason's prior estimates, and Legg Mason's cash flows could be materially affected during any period in which these matters are resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period to period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution or insurance reimbursement.

Legg Mason and a current and former officer, together with an underwriter in a public offering, are named as defendants in a consolidated legal action. The action alleges that the defendants violated the Securities Exchange Act of 1934 and the Securities Act of 1933 by making misleading statements to the public and omitting certain material facts with respect to the acquisition of the CAM business in public statements and in a prospectus used in a secondary stock offering in order to artificially inflate the price of Legg Mason common stock. The action sought certification of a class of shareholders who purchased Legg Mason common stock either between February 1, 2006 and October 10, 2006 or in a secondary public offering on or about March 9, 2006 and seeks unspecified damages. Legg Mason intends to defend the action vigorously. On March 17, 2008, the action was dismissed with prejudice. However, the plaintiffs have appealed this dismissal of the complaint under the Securities Act. The dismissal of the claims under the Exchange Act on behalf of the proposed claim of purchases between February 1, 2006 and October 10, 2006 was not appealed and is final. Legg Mason cannot accurately predict the eventual outcome of the appeal at this point, or whether the action will have a material adverse effect on Legg Mason.

As of March 31, 2009 and 2008, Legg Mason's liability for losses and contingencies was $1,800 and $1,700, respectively. During fiscal 2009, 2008 and 2007, Legg Mason recorded litigation-related charges of approximately $600, $1,100, and $100, respectively (net of recoveries of $100 in fiscal 2008). During fiscal 2009, 2008, and 2007, the liability was reduced for settlement payments of approximately $500, $2,100 and $1,800, respectively.

10.   EMPLOYEE BENEFITS

Legg Mason, through its subsidiaries, maintains various defined contribution plans covering substantially all employees. Through its primary plan, Legg Mason can make two types of discretionary contributions. One is a profit sharing contribution to eligible Plan participants based on a percentage of qualified compensation and the other is a 50% match of employee 401(k) contributions up to 6% of employee compensation with a maximum of five thousand dollars per year. Match contributions amounted to $14,366, $39,446 and $40,686 in fiscal 2009, 2008 and 2007, respectively. Legg Mason elected to not make a profit sharing contribution in fiscal 2009. In addition, employees can make voluntary contributions under certain plans.

11.   CAPITAL STOCK

At March 31, 2009, the authorized numbers of common, preferred and exchangeable shares were 500 million, 4 million and an unlimited number, respectively. In addition, at March 31, 2009 and 2008, there were 10.9 million and 13.8 million shares of common stock, respectively, reserved for issuance under Legg Mason's equity plans and 1.2 million and 2.0 million common shares, respectively, reserved for exchangeable shares issued in connection with the acquisition of Legg Mason Canada Inc. Exchangeable shares are exchangeable at any time by the holder on a one-for-one basis into shares of Legg Mason's common stock and are included in basic shares outstanding. In connection with the acquisition of CAM, Legg Mason issued 13.35 shares, $10 par value per share, of non-voting Legg Mason convertible preferred stock, which were convertible, upon transfer into 13.35 million shares of common stock. During fiscal 2009 and 2008, Legg Mason issued approximately 0.36 million and 5.53 million common shares, respectively, upon conversion of approximately 0.36 and 5.53, respectively, of the non-voting convertible preferred stock. Also, during fiscal 2008, Legg Mason repurchased 2.5 shares of the non-voting convertible preferred stock using proceeds from the 2.5% convertible senior notes. As of March 31, 2009, there were no outstanding shares of non-voting convertible preferred stock. As discussed in Note 7, in May 2008, Legg Mason issued $1.15 billion of Equity Units, each unit consisting of a 5% interest in $1,000 principal amount of senior notes due June 30, 2021, and a purchase contract committing the holder to purchase shares of Legg Mason's common stock by June 30, 2011. The maximum amount of shares that may be issued, and are reserved for issuance, is approximately 20.4 million, subject to adjustment. Also discussed in Note 7, in January 2008, Legg Mason issued $1.25 billion of 2.5% contingent convertible senior notes, which, if certain conditions are met, could result in the issuance of a maximum of 14.2 million shares of Legg Mason common stock, subject to adjustment. Changes in common stock and shares exchangeable into common stock for the three years ended March 31, 2009, 2008 and 2007 are as follows:

	Years Ended March 31,
	2009	2008	2007

COMMON STOCK
Beginning balance	138,556	131,777	129,710
Shares issued for:
Stock option exercises and other stock based compensation	1,094	1,569	863
Deferred compensation trust	155	53	53
Deferred compensation	922	298	183
Conversion of debt	—	—	756
Exchangeable shares	761	82	212
Shares repurchased and retired	—	(1,140)	—
Permal contingent payment	—	392	—
Conversion of non-voting preferred stock	365	5,525	—

Ending balance	141,853	138,556	131,777

SHARES EXCHANGEABLE INTO COMMON STOCK
Beginning balance	1,983	2,065	2,277
Exchanges	(761)	(82)	(212)

Ending balance	1,222	1,983	2,065

Dividends declared per share were $0.96, $0.96 and $0.81 for fiscal 2009, 2008 and 2007, respectively. Dividends declared but not paid at March 31, 2009, 2008 and 2007 were $34,043, $33,103 and $29,430, respectively and are included in Other current liabilities.

On July 19, 2007, Legg Mason announced that its Board of Directors authorized it to purchase 5.0 million shares of Legg Mason common stock in open-market purchases. This authorization replaced a prior Board of Directors authorization to purchase up to 3.0 million shares of Legg Mason common stock. There was no expiration date attached to this new authorization. During the fiscal years ended March 31, 2009 and 2007, no shares were repurchased. During the fiscal year ended March 31, 2008, 1.1 million shares were repurchased under this authorization for $97,945.

In fiscal 2008, Legg Mason issued 392 common shares in connection with the contingent acquisition payment made to the former owners of Permal as discussed in Note 2.

12.   STOCK-BASED COMPENSATION

Legg Mason's stock-based compensation includes stock options, employee stock purchase plans, restricted stock awards, performance shares payable in common stock, and deferred compensation payable in stock. Effective July 19, 2007, the number of shares authorized to be issued under Legg Mason's active equity incentive stock plan was increased by 5 million to 29 million. However, Legg Mason has agreed that it will not issue the final 1 million shares without additional stockholder approval. Shares available for issuance as of March 31, 2009 were 4.3 million. Options under Legg Mason's employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in equal increments over three to five years and expire within five to ten years from the date of grant. See Note 1 for a further discussion of stock-based compensation.

Compensation expense for continuing operations relating to stock options, the stock purchase plan and deferred compensation payable in stock for the years ended March 31, 2009, 2008 and 2007 was $24,364, $25,188 and $23,817, respectively. The related income tax benefit for the years ended March 31, 2009, 2008 and 2007 was $9,385, $9,724 and $8,452, respectively. Stock option transactions under Legg Mason's equity incentive plans during the three years ended March 31, 2009 are summarized below:

	Number of Shares	Weighted-Average Exercise Price Per Share

Options outstanding at March 31, 2006	6,370	$43.56
Granted	1,006	96.60
Exercised	(820)	28.17
Canceled	(78)	65.39

Options outstanding at March 31, 2007	6,478	$53.48
Granted	933	100.77
Exercised	(1,675)	28.43
Canceled	(272)	94.00

Options outstanding at March 31, 2008	5,464	$67.20
Granted	1,496	29.54
Exercised	(1,104)	25.01
Canceled	(656)	68.24

Options outstanding at March 31, 2009	5,200	$65.19

The total intrinsic value of options exercised during the years ended March 31, 2009, 2008 and 2007 was $10,456, $109,626 and $55,046, respectively. At March 31, 2009, options outstanding had no aggregate intrinsic value because the current market price of Legg Mason stock was less than the exercise prices of all options outstanding.

The following information summarizes Legg Mason's stock options outstanding at March 31, 2009:

Exercise Price Range	Option Shares Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Life (in years)

$ 12.65 – $ 25.00	349	$14.98	7.3
25.01 – 35.00	1,992	31.84	4.3
35.01 – 94.00	500	52.25	2.8
94.01 – 100.00	670	95.22	5.3
100.01 – 132.18	1,689	106.84	5.3

	5,200

At March 31, 2009, 2008 and 2007, options were exercisable on 2,455, 3,197, and 4,156 shares, respectively, and the weighted average exercise prices were $67.05, $45.54 and $33.88, respectively. Stock options exercisable at March 31, 2009 have a weighted-average remaining contractual life of 3.0 years. At March 31, 2009, there was no aggregate intrinsic value of options exercisable.

The following information summarizes Legg Mason's stock options exercisable at March 31, 2009:

Exercise Price Range	Option Shares Exercisable	Weighted-Average Exercise Price Per Share

$ 25.01 – $ 35.00	935	$29.44
35.01 – 94.00	432	51.06
94.01 – 100.00	281	95.23
100.01 – 132.18	807	109.39

	2,455

The following information summarizes unvested stock options under Legg Mason's equity incentive plans for the year ended March 31, 2009:

	Number of Shares	Weighted-Average Grant Date Fair Value

Shares unvested at March 31, 2008	2,267	$32.45
Granted	1,496	13.36
Vested(1)	(362)	38.16
Canceled/forfeited	(656)	26.04

Shares unvested at March 31, 2009	2,745	$22.70

(1)
Generally, vesting occurs in July of each year.

Unamortized compensation cost related to unvested options at March 31, 2009 was $46,023 and is expected to be recognized over a weighted-average period of 2.1 years.

Legg Mason also has an equity plan for non-employee directors that replaced its stock option plan for non-employee directors during fiscal 2006. Under the equity plan, directors may elect to receive shares of stock or restricted stock units. Prior to a July 19, 2007 amendment to the Plan, directors could also elect to receive stock options. Options granted under either plan are immediately exercisable at a price equal to the market value of the shares on the date of grant and have a term of not more than ten years. Shares, options, and restricted stock units issuable under the equity plan are limited to 625 shares in aggregate, of which 126 shares were issued under the plan as of March 31, 2009. At March 31, 2009, there are 355 stock options and 39 restricted stock units outstanding under both plans.

Cash received from exercises of stock options under Legg Mason's equity incentive plans was $25,463, $30,944 and $20,690 for the years ended March 31, 2009, 2008 and 2007, respectively. The tax benefit expected to be realized for the tax deductions from these option exercises totaled $3,853, $41,189 and $13,965 for the years ended March 31, 2009, 2008 and 2007, respectively.

The weighted average fair value of stock options granted in fiscal 2009, 2008 and 2007, using the Black-Scholes option pricing model, was $13.36, $31.76 and $33.17 per share, respectively.

The following weighted average assumptions were used in the model for grants in fiscal 2009, 2008, and 2007.

	2009	2008	2007

Expected dividend yield	0.89%	0.81%	0.79%
Risk-free interest rate	3.46%	4.71%	4.68%
Expected volatility	56.65%	29.17%	31.43%
Expected lives (in years)	5.28	4.95	5.37

Legg Mason uses an equally weighted combination of both implied and historical volatility to measure expected volatility for calculating Black-Scholes option values.

Legg Mason has a qualified Employee Stock Purchase Plan covering substantially all U.S. employees. Shares of common stock are purchased in the open market on behalf of participating employees, subject to a 4.5 million total share limit under the plan. Purchases are made through payroll deductions and Legg Mason provides a 10% contribution towards purchases, which is charged to earnings. During the fiscal years ended March 31, 2009, 2008 and 2007, approximately 188, 59 and 43 shares, respectively, have been purchased in the open market on behalf of participating employees.

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

The weighted average fair value per share for these awards of $11.81 was estimated as of the grant date using a grant price of $70.88, and a Monte Carlo option-pricing model with the following assumptions:

Expected dividend yield	1.33%
Risk-free interest rate	3.30%
Expected volatility	36.02%

In connection with the termination of one of the senior officers in fiscal 2009, 20 performance shares were voluntarily forfeited, resulting in a charge of $550 representing an acceleration of expense associated with the unvested portion of the award.

Restricted stock transactions during the twelve months ended March 31, 2009, 2008, 2007, respectively are summarized below:

	Number of Shares	Weighted-Average Grant Date Value

Unvested Shares at March 31, 2006	496	$120.89
Granted	289	107.08
Vested	(120)	113.25
Canceled/forfeited	(102)	128.34

Unvested Shares at March 31, 2007	563	114.03
Granted	229	92.51
Performance Shares Granted	120	59.07
Vested	(219)	108.16
Canceled/forfeited	(51)	115.48

Unvested Shares at March 31, 2008	642	98.30
Granted	975	34.75
Vested	(235)	106.76
Canceled/forfeited	(41)	78.82

Unvested Shares at March 31, 2009	1,341	$51.26

The restricted stock awards were non-cash transactions. In fiscal 2009, 2008 and 2007, Legg Mason recognized $32,629, $25,015 and $17,039, respectively, in compensation expense for all restricted stock awards. The tax benefit expected to be realized for the tax deductions from restricted stock totaled $2,870, $4,771 and $5,320 for years ended March 31, 2009, 2008 and 2007, respectively. Unamortized compensation cost related to unvested restricted stock awards for 1,341 shares not yet recognized at March 31, 2009 was $47,014 and is expected to be recognized over a weighted-average period of 3.1 years.

Deferred compensation payable in shares of Legg Mason common stock has been granted to certain employees in an elective plan. The vesting in the plan is immediate and the plan provides for discounts of up to 10% on contributions and dividends. There is no limit on the number of shares authorized to be issued under the plan. In fiscal 2009, 2008 and 2007, Legg Mason recognized $322, $254 and $247, respectively, in compensation expense. During fiscal 2009, 2008 and 2007, Legg Mason issued 125, 48 and 46 shares, respectively, under the plan with a weighted-average fair value per share at grant date of $39.62, $84.11 and $87.26, respectively.

13.   DEFERRED COMPENSATION STOCK TRUST

Legg Mason has issued shares in connection with certain deferred compensation plans that are held in rabbi trusts. Assets of rabbi trusts are consolidated with those of the employer, and the value of the employer's stock held in the rabbi trusts is classified in stockholders' equity and accounted for in a manner similar to treasury stock. Therefore, the shares Legg Mason has issued to its rabbi trust and the corresponding liability related to the deferred compensation plans are presented as components of stockholders' equity as Employee stock trust and Deferred compensation employee stock trust, respectively. Shares held by the trust at March 31, 2009 and 2008 were 2,003 and 1,190, respectively.

14.   EARNINGS PER SHARE

Basic earnings per share ("EPS") is calculated by dividing net income or loss by the weighted average number of shares outstanding. The calculation of weighted average shares includes common shares, shares exchangeable into common stock and convertible preferred shares that are considered participating securities. Diluted EPS is similar to basic EPS, but adjusts for the effect of potential common shares except when inclusion is antidilutive.

In situations where a net loss is reported, the inclusion of potentially issuable common shares will decrease the net loss per share. Since this would be antidilutive, such shares are excluded from the calculation. Basic and diluted earnings per share for the fiscal year ended March 31, 2009 include all vested shares of restricted stock related to Legg Mason's deferred compensation plans.

On December 1, 2005, Legg Mason issued 13.346632 shares of non-voting convertible preferred stock in connection with the acquisition of CAM. The non-voting convertible preferred shares are entitled to receive the same dividends (on an as-converted basis) as those paid on common stock and convert automatically upon transfer to an entity that is not an affiliate of Citigroup into an aggregate of 13.3 million shares of our common stock. As of March 31, 2009 and 2008, there were zero and 0.36 shares of non-voting convertible preferred stock outstanding, respectively.

The following table presents the computations of basic and diluted EPS:

	Years Ended March 31,
	2009	2008	2007

Weighted average basic shares outstanding	140,669	142,018	141,112
Potential common shares:
Employee stock options	—	1,664	2,646
Shares related to deferred compensation	—	51	87
Shares issuable upon conversion of senior notes	—	—	134
Shares issuable upon payment of contingent consideration	—	243	407

Total weighted average diluted shares	140,669	143,976	144,386

Income (loss) from continuing operations	$(1,947,928)	$267,610	$646,246
Interest expense on contingent convertible senior notes, net of tax	—	—	84

Income (loss) from continuing operations	(1,947,928)	267,610	646,330
Gain on sale of discontinued operations, net of tax	—	—	572

Net income (loss)	$(1,947,928)	$267,610	$646,902

Net income (loss) per Share:
Basic
Income (loss) from continuing operations	$(13.85)	$1.88	$4.58
Gain on sale of discontinued operations	—	—	—

	$(13.85)	$1.88	$4.58

Diluted
Income (loss) from continuing operations	$(13.85)	$1.86	$4.48
Gain on sale of discontinued operations	—	—	—

	$(13.85)	$1.86	$4.48

The diluted EPS calculation for the fiscal year ended March 31, 2009 excludes 6,629 potential common shares that are antidilutive due to the net loss for the fiscal year.

Options to purchase 2,780 shares for the fiscal year ended March 31, 2008 and 1,086 shares for the fiscal year ended March 31, 2007, were not included in the computation of diluted earnings per share because the presumed proceeds from exercising such options, including related income tax benefits, exceed the average price of the common shares for the fiscal year and therefore the options are deemed antidilutive. Diluted earnings per share for the fiscal years ended March 31, 2008 and 2007 also include unvested shares of restricted stock, except for 707 and 526 shares, respectively, which were deemed antidilutive. Also at March 31, 2009 and 2008, warrants issued in connection with the convertible note hedge transactions described in Note 7 are excluded from the calculation of diluted earnings per share because the effect would be antidilutive. In May 2008, Legg Mason issued 23 million Equity Units that include purchase warrants providing for the issuance of between 17.0 and 20.4 million shares of Legg Mason common stock by June 2011, as more fully described in Note 7. Currently, the purchase warrants are antidilutive because the market price of Legg Mason stock is less than the maximum conversion price of $67.56.

15.   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income includes cumulative foreign currency translation adjustments, net of tax gains and losses on interest rate swap, and net of tax gains and losses on investment securities. The change in the accumulated translation adjustments for fiscal 2009 and 2008 primarily resulted from the impact of changes in the Brazilian real, the British pound, the Polish zloty, the Australian dollar and the Japanese yen in relation to the U.S. dollar on the net assets of Legg Mason's subsidiaries in Brazil, the United Kingdom, Poland, Australia and Japan, for which the real, the pound, the zloty, the dollar and the yen are the functional currencies, respectively.

A summary of Legg Mason's accumulated other comprehensive income (loss) as of March 31, 2009 and 2008 is as follows:

	2009	2008

Foreign currency translation adjustments	$(2,886)	$83,827
Unrealized holding loss on interest rate swap, net of tax benefit of $0 and $666, respectively	—	(938)
Unrealized gains on investment securities, net of tax provision of $68 and $29, respectively	102	41

Total	$(2,784)	$82,930

16.   VARIABLE INTEREST ENTITIES

In the normal course of its business, Legg Mason sponsors and is the manager of various types of investment vehicles that are considered VIEs. For its services, Legg Mason is entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinate management fees or other incentive fees. Legg Mason did not sell or transfer assets to any of the VIEs. Legg Mason's exposure to risk in these entities is generally limited to any equity investment it has made or is required to make and any earned but uncollected management fees. Uncollected management fees from these VIEs were not material at March 31, 2009 and 2008. Legg Mason has not issued any investment performance guarantees to these VIEs or their investors.

During fiscal 2009 and 2008, Legg Mason had variable interests in certain liquidity funds to which it has provided various forms of credit and capital support as described in Note 17. After evaluating both the contractual and implied variable interests in these funds, as of and during the years ended March 31, 2009 and 2008, it has been determined that Legg Mason is not the primary beneficiary of these funds.

As of March 31, 2009, Legg Mason was the primary beneficiary of one sponsored investment fund VIE due to high corporate ownership level which resulted in consolidation. This VIE had total assets and total equity of $48.2 million as of March 31, 2009. Legg Mason's investment in this VIE was $26.3 million, which represents the maximum risk of loss. The assets of this VIE are primarily comprised of investments. As of March 31, 2008, Legg Mason was not required to consolidate any VIEs that were material to its consolidated financial statements.

As of March 31, 2009 and 2008, for VIEs in which Legg Mason holds a significant variable interest or is the sponsor and holds a variable interest, but for which it was not the primary beneficiary, Legg Mason's carrying value, the related VIEs assets and liabilities and maximum risk of loss were as follows:

	For the Year Ended March 31, 2009
	VIE Assets That the Company Does Not Consolidate	VIE Liabilities That the Company Does Not Consolidate	Equity Interests on the Consolidated Balance Sheet	Maximum Risk of Loss*

Money market funds	$7,548,539	$121,338	$—	$41,500
CDOs/CLOs	5,116,004	4,786,604	—	1,566
Other sponsored investment funds	18,241,540	3,381	34,458	52,019

Total	$30,906,083	$4,911,323	$34,458	$95,085

	For the Year Ended March 31, 2008
	VIE Assets That the Company Does Not Consolidate	VIE Liabilities That the Company Does Not Consolidate	Equity Interests on the Consolidated Balance Sheet	Maximum Risk of Loss*

Money market funds	$95,214,043	$1,064,722	$—	$1,966,000
CDOs/CLOs	5,608,533	5,299,633	—	628
Other sponsored investment funds	40,771,666	1,250	42,419	61,602

Total	$141,594,242	$6,365,605	$42,419	$2,028,230

*
Includes capital support to liquidity funds, equity interests the Company has made or is required to make and any earned but uncollected management fees.

The assets of these VIEs are primarily comprised of cash and cash equivalents and investments and the liabilities are primarily comprised of various expense accruals.

17.   LIQUIDITY FUND SUPPORT

Due to continued stress in the liquidity markets, certain asset backed securities previously held by liquidity funds that a Legg Mason subsidiary manages were in default or had been restructured after a default. Although the Company was not required to provide support to its funds, Legg Mason elected to do so to maintain the confidence of its clients, maintain its reputation in the marketplace, and in certain cases, to support the AAA/Aaa credit ratings of funds. If clients were to lose confidence in the Company, they could potentially withdraw funds in favor of investments offered by competitors, resulting in a reduction in Legg Mason's assets under management and investment advisory and other fees.

During fiscal 2009 and 2008, Legg Mason entered into and amended various arrangements to provide support to certain of its liquidity funds. During fiscal 2009, Legg Mason sold, or the funds sold, all securities issued by SIVs held in its money market funds, on its balance sheet, and supported through a TRS with a major bank. The par value, support amounts, collateral and income statement impact for the fiscal years ended March 31, 2009 and 2008, for all support that remained outstanding as of the end of each period and sale transactions that occurred during the period were as follows:

	Year ended March 31, 2009
Description	Par Value	Support Amount	Cash Collateral(1)	Pre Tax Charge(2)	After Tax Charge(3)

Capital Support Agreements — Non-asset Backed Securities	n/m	$41,500	$41,500	$20,906	$12,289
Purchase of Non-bank Sponsored SIV(4)	—	—	—	965	2,144
Sale of Non-bank Sponsored SIV(4)	—	—	—	2,261,365	1,362,146

Total		$41,500	$41,500	$2,283,236	$1,376,579

	Year ended March 31, 2008
Description	Par Value	Support Amount	Cash Collateral(1)	Pre Tax Charge(2)	After Tax Charge(3)

Letters of Credit	$1,192,000	$485,000	$286,250	$235,468	$97,866
Capital Support Agreements — Asset Backed Securities	2,163,000	415,000	415,000	316,185	195,149
Total Return Swap	890,000	890,000	139,480	18,042	4,454
Purchase of Non-bank Sponsored SIV(4,5)	82,000	82,000	—	162	40
Purchase of Canadian Conduit Securities	94,000	94,000	—	37,419	16,218

Total	$4,421,000	$1,966,000	$840,730	$607,276	$313,727

n/m — not meaningful

(1)
Included in restricted cash on the Consolidated Balance Sheet.
(2)
Pre tax charges include reductions in the value of underlying securities, in addition to $181,183 relating to reimbursements to two funds for a portion of losses they incurred in selling SIV securities and $2,863 principally relating to transaction costs which were substantially offset by a gain on a foreign exchange forward contract and interest payments received on underlying securities, and are included in fund support in Other non-operating income (expense) on the Consolidated Statements of Operations.
(3)
After tax and after giving effect to operating expense adjustments.
(4)
Securities issued by SIVs.
(5)
Support amount for securities purchased from funds reflects amount paid to fund less subsequent principal repayments.

The following table provides a summary of changes (in millions) in liquidity fund support, including securities purchased from the funds by Legg Mason, for the fiscal years ended March 31, 2009 and 2008:

	Letters of Credit	Capital Support Agreements — Asset Backed Securities	Capital Support Agreements — Non-asset Backed Securities	Total Return Swap	Purchase & Sale of Non-bank Sponsored SIV Securities	Purchase of Canadian Conduit Securities	Total

Support amount as of March 31, 2007	$—	$—	$—	$—	$—	$—	$—
New support agreements	485	415	—	890	—	—	1,790
Purchases	—	—	—	—	82	98	180
Other(1)	—	—	—	—	—	(4)	(4)

Support amount as of March 31, 2008	485	415	—	890	82	94	1,966
New support agreements	257	395	27	—	—	—	679
Amended support agreements	—	635	15	—	—	—	650
Purchases	—	—	—	—	2,973	—	2,973
Sales	—	—	—	(355)	(2,932)	(76)	(3,363)
Terminations of support agreements	(742)	(1,430)	—	—	—	—	(2,172)
Maturities	—	(15)	—	(440)	(82)	—	(537)
Other(1)	—	—	—	(95)	(41)	(18)	(154)

Support amount as of March 31, 2009	$—	$—	$42	$—	$—	$—	$42

(1)
Includes principal and interest payments received related to purchased securities and securities subject to the TRS, in addition to currency gains (losses) on Canadian conduit securities

Letter of Credit

During fiscal 2008, Legg Mason provided support to three liquidity funds in the form of LOCs issued by two third party banks for an aggregate amount of approximately $485 million to support investments in asset backed commercial paper issued by two SIVs. During fiscal 2009, Legg Mason provided additional support to liquidity funds in the form of two LOCs issued by a third party bank for an aggregate amount of approximately $257 million to support investments in asset backed commercial paper issued by two SIVs. Under the terms of the LOC agreements, the LOCs could be drawn in certain circumstances, including upon the fund's realizing a loss on disposition or restructuring of the position, upon the agreement's termination if unpaid amounts remained on certain of the fund's SIV-issued securities, or in certain circumstances upon ratings downgrades of the issuing bank. As part of the LOC arrangements, Legg Mason agreed to reimburse to the banks any amounts that were drawn on the LOCs. As of the date the LOCs were issued, Legg Mason established a derivative liability for the fair value of its guarantee to reimburse the banks any amounts drawn under the LOCs. Due to the sale of all securities issued by SIVs held by the liquidity funds during fiscal 2009, the LOCs were terminated in accordance with their terms, no amounts were drawn thereunder, and no derivative liability was reported as of March 31, 2009. At March 31, 2008, Legg Mason reported derivative liabilities of $235.5 million for these LOCs.

Capital Support Agreements — Asset Backed Securities

During fiscal 2008, Legg Mason entered into six CSAs with two liquidity funds to support investments in asset backed securities issued by SIVs. Under the terms of one of the CSAs, the Company agreed to provide up to $15 million in contributions to the fund if the fund recognized a loss from certain investments or continued to hold the underlying securities at the expiration of the one-year term of the agreement, and at the applicable time, the fund's net asset value was less than a specified threshold. Under the terms of five of the CSAs, the Company agreed to provide up to $400 million of contributions to the fund if the fund recognized a loss on the sale of, or certain other events relating to, securities issued by two SIVs. Contributions made by the Company under any of its CSAs will not result in Legg Mason acquiring an ownership or other interest in the fund. During fiscal 2009, Legg Mason amended five of the CSAs entered into in fiscal 2008 to increase the maximum contributions that the Company would make thereunder by $525 million, from $400 million to $925 million.

During fiscal 2009, Legg Mason also entered into seven new CSAs, aggregating $395 million, with four liquidity funds to support investments in asset backed securities issued by four SIVs. All but one of these CSAs were amended during the year to provide up to $110 million of additional support. Under the amended terms of six of the CSAs and the original terms of one of the CSAs, the Company agreed to provide up to the maximum contribution amount to the funds if the funds recognized a loss on the sale of, or certain other events relating to, securities issued by the four SIVs.

Due to maturities of supported securities and the sale of all securities issued by SIVs held by the liquidity funds during fiscal 2009, all CSAs which supported asset backed securities issued by SIVs were terminated in accordance with their terms, no contributions were made thereunder, and no derivative liability was reported as of March 31, 2009. At March 31, 2008, Legg Mason reported a derivative liability of $316.2 million related to CSAs.

Capital Support Agreements — Non-Asset Backed Securities

During the year ended March 31, 2009, Legg Mason also entered into four CSAs, aggregating $27 million, to support investments in non-asset backed securities held in four liquidity funds. Two of these CSAs were amended during the year to provide up to $15 million of additional support. Under the amended terms of two of the CSAs and the original terms of two of the CSAs, Legg Mason agreed to provide up to the maximum contribution amount to the funds if the funds recognize a loss from investments in certain non-asset backed securities or continue to hold the underlying securities at the expiration of the one-year terms of the agreements, and at the applicable time, the funds net asset value is less than a specified threshold. These four CSAs include a recovery clause in which the funds are required to reimburse Legg Mason for all contributions made upon the expiration of the CSA to the extent that the funds subsequently receive payments from the issuer of the underlying securities or upon the sale or other disposition thereof that exceed the amortized cost of the underlying securities. As of March 31, 2009, Legg Mason reported a derivative liability of $20.6 million related to these CSAs.

Total Return Swap

During fiscal year 2008, Legg Mason entered into a TRS arrangement with a major bank ("the Bank") pursuant to which the Bank purchased securities issued by three SIVs from a Dublin-domiciled liquidity fund managed by a subsidiary of Legg Mason. The $890 million of securities in face amount of commercial paper were purchased by the Bank for cash at an aggregate amount of $832 million, which represented an estimate of value determined for collateral purposes. In addition, Legg Mason reimbursed the fund for the $59.5 million difference between the fund's carrying value, including accrued interest, and the amount paid. The securities had a market value of $886 million at March 31, 2008, which after expected financing costs, exceeded the amount paid by the Bank by $45.7 million. This difference was accounted for as a derivative asset included in Other current assets on the Consolidated Balance Sheet as of March 31, 2008, and represented the amount Legg Mason expected to recover from the Bank upon maturity or sale of the underlying securities. Under the TRS, Legg Mason agreed to pay to the Bank any losses (including losses incurred through a sale of the securities or through principal not being repaid at maturity) the Bank incurs from its ownership of the securities and a return on the purchase price paid for the securities equal to the one-month LIBOR rate plus 1%, and the Bank agreed to pay to Legg Mason any principal and interest it received on the securities in excess of the price it paid for the securities. During fiscal year 2009, $440 million of securities supported by the TRS matured and were paid in full and $95 million in principal amount of securities supported by the TRS was paid. The TRS arrangement terminated in November 2008. Legg Mason amended the TRS to extend its expiration to November 2009 and, due to maturities of, and principal payments on, the underlying securities, decrease the total amount of securities covered by the TRS from $890 million to $355 million. The TRS was terminated in fiscal 2009 upon the sale of the underlying securities.

Non-Bank Sponsored SIV

During fiscal 2008, Legg Mason purchased for cash an aggregate of $132 million in principal amount of non-bank sponsored SIV securities from a liquidity fund.

During January 2008 and May 2008, approximately $50 million and $82 million, respectively, in principal amount of the securities matured and were paid in full.

Canadian Conduit Securities

During fiscal 2008, Legg Mason acquired for cash an aggregate of $98 million in principal amount of conduit securities issued by Canadian asset backed commercial paper issuers from a fund managed by a Legg Mason subsidiary. These securities were sold in fiscal 2009, as described below.

During fiscal 2009, Legg Mason purchased for $2.9 billion in cash, including $24 million of accrued interest, $3.0 billion in principal amount of non-bank sponsored SIV securities from six liquidity funds that were previously supported under twelve CSAs and seven LOCs. Upon the purchase of these securities, the twelve CSAs aggregating $1.4 billion and seven LOCs aggregating $742 million were terminated in accordance with their terms. The Company subsequently sold the $3.0 billion of purchased securities along with $355 million of securities previously supported by the TRS and the $76 million of Canadian conduit securities held on its balance sheet, to third parties for $655 million, excluding transaction costs. Legg Mason also paid $181.2 million to reimburse two funds for a portion of losses they incurred in selling unsupported SIV securities. As a result of the sale and reimbursement to the funds, which completely eliminated the Company's exposure to securities issued by SIVs, the Company incurred a realized loss of $2.3 billion ($1.4 billion, net of taxes and operating expense adjustments) in fiscal 2009.

18.   BUSINESS SEGMENT INFORMATION

Legg Mason is a global asset management company that provides investment management and related services to a wide array of clients. We operate in one reportable business segment, Asset Management. Asset Management provides investment advisory services to institutional and individual clients and to company sponsored investment funds. The primary sources of revenue in Asset Management are investment advisory, distribution and administrative fees, which typically are calculated as a percentage of the AUM and vary based upon factors such as the type of underlying investment product and the type of services that are provided. In addition, performance fees may be earned on certain investment advisory contracts for exceeding performance benchmarks.

In connection with changes to our executive management during fiscal 2009 and a desire to expand multi-channel distribution capabilities and to better align our resources to access new growth opportunities, we realigned our management responsibilities. As a result, we have replaced our three former operating segments (divisions), Managed Investments, Institutional and Wealth Management, which were based on the primary products offered and clients served of our asset managers, with two new divisions, Americas and International, which are primarily based on the geographic location of the advisor or the domicile of fund families we manage. The Americas Division consists of our U.S.-domiciled fund families, the separate account businesses of our U.S.-based investment affiliates and the domestic distribution organization. Similarly, the International Division consists of our fund complexes, distribution teams and investment affiliates located outside the U.S., primarily in the United Kingdom. We believe this structure will provide greater focus and allow us to maximize distribution efforts and more efficiently take advantage of growth opportunities locally and abroad. Presentation of all previously reported amounts have been conformed to the new management structure.

The table below reflects our revenues and long-lived assets by geographic region (in thousands) as of March 31, 2009:

	2009	2008	2007

OPERATING REVENUES
United States	$2,290,474	$3,217,182	$3,169,370
United Kingdom	747,257	972,419	765,811
Other International	319,636	444,485	408,494

Total	$3,357,367	$4,634,086	$4,343,675

INTANGIBLE ASSETS, NET AND GOODWILL
United States	$3,606,678	$4,816,712	$5,045,791
United Kingdom	1,052,007	1,255,816	1,181,976
Other International	450,863	574,023	630,482

Total	$5,109,548	$6,646,551	$6,858,249

QUARTERLY FINANCIAL DATA
(Dollars in thousands, except per share amounts)
(Unaudited)

	Quarter Ended
Fiscal 2009(1)	Mar. 31	Dec. 31	Sept. 30	Jun. 30

Operating Revenues	$617,211	$719,988	$966,137	$1,054,031
Operating Expenses(2)	662,546	1,792,993	745,924	825,084

Operating Income (Loss)	(45,335)	(1,073,005)	220,213	228,947

Other Income (Expense)(3)	(637,820)	(1,189,917)	(380,031)	(278,909)

Income (Loss) from Operations before Income Tax Benefit and Minority Interests	(683,155)	(2,262,922)	(159,818)	(49,962)
Income tax benefit	(361,354)	(774,951)	(55,813)	(18,735)

Income (Loss) from Operations before Minority Interests	(321,801)	(1,487,971)	(104,005)	(31,227)
Minority interests, net of tax	(3,280)	148	254	(46)

Net Income (Loss)	$(325,081)	$(1,487,823)	$(103,751)	$(31,273)

Net Income (Loss) per Share:
Basic	$(2.29)	$(10.55)	$(0.74)	$(0.22)
Diluted	(2.29)	(10.55)	(0.74)	(0.22)
Cash dividend per share	0.24	0.24	0.24	0.24
Stock price range:
High	25.53	38.74	47.82	65.50
Low	10.37	11.09	26.56	43.37
Assets Under Management:
End of period	$632,404	$698,241	$841,933	$922,767
Average	657,430	745,084	898,390	948,529

(1)
Due to rounding of quarterly results, total amounts for each fiscal year may differ immaterially from the annual results.
(2)
The quarters ending March 31, 2009 and December 31, 2008 include $82,870 and $1,225,100, respectively, of impairment charge related to intangibles assets.
(3)
The quarters ending March 31, 2009, December 31, 2008, September 30, 2008, and June 30, 2008 include $606,426, $1,085,296, $324,639 and $266,875, respectively, of charges resulting from providing support to liquidity funds.

As of May 20, 2009, the closing price of Legg Mason's common stock was $18.78.

 QUARTERLY FINANCIAL DATA
(Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

	Quarter Ended
Fiscal 2008(1)	Mar. 31	Dec. 31	Sept. 30	Jun. 30

Operating Revenues	$1,069,123	$1,186,644	$1,172,351	$1,205,968
Operating Expenses(2)	931,519	844,653	893,933	913,805

Operating Income	137,604	341,991	278,418	292,163

Other Income (Expense)(3)	(530,492)	(94,999)	5,779	13,407

Income from Operations before Income Tax Provision (Benefit) and Minority Interests	(392,888)	246,992	284,197	305,570
Income tax provision (benefit)	(137,488)	92,319	106,574	114,590

Income from Operations before Minority Interests	(255,400)	154,673	177,623	190,980
Minority interests, net of tax	(51)	(91)	(159)	35

Net Income (Loss)	$(255,451)	$154,582	$177,464	$191,015

Net Income per Share:
Basic	$(1.81)	$1.09	$1.25	$1.34
Diluted	(1.81)	1.07	1.23	1.32
Cash dividend per share	0.24	0.24	0.24	0.24
Stock price range:
High	75.32	88.20	103.09	106.36
Low	51.51	68.35	76.80	92.82
Assets Under Management:
End of period	$950,122	$998,476	$1,011,628	$992,419
Average	975,317	1,013,644	994,695	984,931

(1)
Due to rounding of quarterly results, total amounts for each fiscal year may differ immaterially from the annual results.
(2)
The quarter ending March 31, 2008 includes a $151,000 impairment charge related to acquired asset management contracts.
(3)
The quarters ending March 31, 2008 and December 31, 2007 include $516,193 and $91,083, respectively, of charges resulting from providing support to liquidity funds.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A. CONTROLS AND PROCEDURES.

        As of March 31, 2009, Legg Mason's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective on a reasonable assurance basis. There have been no changes in Legg Mason's internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.

        Legg Mason's Report of Management on Internal Control Over Financial Reporting and PricewaterhouseCoopers LLP's Report of Independent Registered Public Accounting Firm, which contains its attestation report on Legg Mason's internal control over financial reporting, are included in Item 8 of this Report and are incorporated herein by reference.

ITEM 9B. OTHER INFORMATION.

        None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The information about our Directors required by this item will be contained under the caption "Election of Directors" in our definitive proxy statement for the 2009 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this item will be contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in that proxy statement. All of that information is incorporated herein by reference to the proxy statement. See Part I, Item 4A of this Report for information regarding certain of our executive officers. The process by which our stockholders may recommend nominees to our Board of Directors and any material changes to that process will be discussed in our definitive proxy statement for the 2009 Annual Meeting of Stockholders under the caption "Corporate Governance — Director Nomination Process." That information is incorporated herein by reference to the proxy statement.

        Our Board of Directors has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Information about our Board of Directors' determination regarding the service of an audit committee financial expert on the Audit Committee of the Board of Directors and the name and independence of such expert will be contained in the second paragraph under the caption "Election of Directors — Committees of the Board-Board Meetings — Audit Committee" in our definitive proxy statement for the 2009 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement. Information about the identities of the members of the Audit Committee of the Board of Directors will be contained in the proxy statement under the heading "Election of Directors — Committees of the Board-Board Meetings — Audit Committee" and is also incorporated herein by reference.

        We have adopted a corporate Code of Conduct that applies to all directors and employees of Legg Mason and its subsidiaries, including Legg Mason's Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Controller. This Code of Conduct is designed to deter wrongdoing and to, among other things, promote honest and ethical conduct; full, fair, accurate, timely and understandable disclosure; compliance with applicable governmental laws, rules and regulations; prompt internal reporting of violations of the Code; and accountability for adherence to the Code. The Code of Conduct is posted on our corporate website at http://www.leggmason.com under the "About Us—Corporate Governance" section. In addition, a copy of the Code of Conduct may be obtained, free of charge, upon written request to Corporate Secretary, Legg Mason, Inc., 100 Light Street, Baltimore, Maryland 21202 before July 31, 2009 and to Corporate Secretary, Legg Mason, Inc., 100 International Blvd., Baltimore, MD 21202 thereafter. We will post any amendments to the Code of Conduct, and any waivers that are required to be disclosed by the rules of the SEC or the NYSE, on our corporate website at the foregoing address.

ITEM 11. EXECUTIVE COMPENSATION.

        The information required by this item will be contained under the captions "Election of Directors — Compensation of Directors," "Executive Compensation" and "Compensation Committee Report" in our definitive proxy statement for the 2009 Annual Meeting of Stockholders. All of that information is incorporated herein by reference to the proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by this item will be contained under the caption "Security Ownership of Management and Principal Stockholders" in our definitive proxy statement for the 2009 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement. See Part II, Item 5 of this Report for information regarding our equity compensation plans.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information required by this item will be contained under the captions "Compensation Committee Interlocks, Insider Participation and Certain Transactions", "Corporate Governance — Policies and Procedures Regarding Related Party Transactions" and "Corporate Governance — Independent Directors" in our definitive proxy statement for the 2009 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information required by this item will be contained under the captions "Proposed Ratification of the Appointment of Independent Registered Public Accounting Firm — Fees Paid to Independent Registered Public Accounting Firm" and "Proposed Ratification of the Appointment of Independent Registered Public Accounting Firm — Pre-approval of Independent Registered Public Accounting Firm Services" in our definitive proxy statement for the 2009 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

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

  3.
  Exhibits

3.1	Articles of Incorporation of Legg Mason, as amended (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)
3.2	By-laws of Legg Mason, as amended and restated January 23, 2007 (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 23, 2007)
4.1
Indenture, dated January 31, 2008, between Legg Mason and The Bank of New York, as trustee, with respect to the Legg Mason 2.5% senior notes due January 15, 2015 (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 31, 2008)
4.2
Indenture, dated May 12, 2008, between Legg Mason and The Bank of New York, as trustee, with respect to the Legg Mason 5.60% senior notes due June 30, 2021 (incorporated by reference to Legg Mason's Registration Statement on Form S-3, filed on May 6, 2008)
4.3
First Supplemental Indenture, dated May 12, 2008, between Legg Mason and The Bank of New York, as trustee with respect to the Legg Mason 5.60% senior notes due June 30, 2021 (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on May 6, 2008)
4.4
Purchase Contract and Pledge Agreement, dated May 12, 2008, between Legg Mason and The Bank of New York as Stock Purchase Contract Agent and The Bank of New York as Collateral Agent, Custodial Agent and Securities Intermediary (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on May 6, 2008)
4.5
Legg Mason hereby agrees, pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, to furnish to the SEC upon request a copy of each instrument with respect to the rights of holders of long-term debt of Legg Mason and its subsidiaries.
10.1	Legg Mason, Inc. Non-Employee Director Equity Plan, as amended (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)*

10.2	Form of Common Stock Grant Award Letter under the Legg Mason, Inc. Non-Employee Director Equity Plan (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*
10.3
Form of Restricted Stock Unit Grant Award Letter under the Legg Mason, Inc. Non-Employee Director Equity Plan (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*
10.4	Legg Mason & Co., LLC Deferred Compensation/Phantom Stock Plan, as amended, filed herewith*
10.5	Legg Mason, Inc. Executive Incentive Compensation Plan (incorporated by reference to Appendix A to the definitive proxy statement for Legg Mason's 2005 Annual Meeting of Stockholders)*
10.6	Legg Mason, Inc. 1996 Equity Incentive Plan, as amended (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)*
10.7
Form of Non-Qualified Stock Option Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason's Annual Report on Form 10-K for the year ended March 31, 2004)*
10.8	Form of Restricted Stock Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan, filed herewith*
10.9
Form of Restricted Stock Agreement pursuant to the Legg Mason Stock Accumulation Program under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 31, 2006)*
10.10
Registration Rights Agreement, dated January 31, 2008, between Legg Mason, KKR I-L Limited, Credit Suisse International and HSBC Bank USA, National Association (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 31, 2008)
10.11
Amended and Restated Global Distribution Agreement, dated as of October 3, 2005, between Legg Mason and Citigroup Inc. (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)
10.12	Lease Agreement, dated August 16, 2006, between Legg Mason and FC Eighth Ave., LLC (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10.13
Term Loan Agreement, dated October 14, 2005 ("Term Loan Agreement"), between Legg Mason, as Borrower; Citibank, N.A., as Administrative Agent; Citigroup Global Markets Inc., as Lead Arranger and Book Manager; Bank of America, N.A., JPMorgan Chase Bank, N.A., The Bank of New York and Deutsche Bank AG New York Branch, as Co-Syndication Agents; and the other banks party thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on October 14, 2005)
10.14
5-Year Revolving Credit Agreement, dated October 14, 2005 ("5-Year Revolving Credit Agreement"), between Legg Mason, as Borrower; Citibank, N.A., as Administrative Agent; Citigroup Global Markets Inc., as Lead Arranger and Book Manager; Bank of America, N.A., JPMorgan Chase Bank, N.A., The Bank of New York and Deutsche Bank AG New York Branch, as Co-Syndication Agents; and the other banks party thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on October 14, 2005)

10.15	Note Purchase Agreement, dated January 14, 2008 (the "Note Purchase Agreement"), between Legg Mason, the purchasers named therein, and for limited purposes, Kohlberg Kravis Roberts & Co. L.P. (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 14, 2008)
10.16
Standstill Agreement, dated January 14, 2008, between Legg Mason and Kohlberg Kravis Roberts & Co. L.P. (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 14, 2008)
10.17
Call Option Transaction Confirmation, dated January 14, 2008, between Legg Mason and JPMorgan Chase Bank, National Association (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 14, 2008)
10.18
Call Option Transaction Confirmation, dated January 14, 2008, between Legg Mason and Merrill Lynch Financial Markets, Inc. (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 14, 2008)
10.19
Call Option Transaction Confirmation, dated January 14, 2008, between Legg Mason and Goldman, Sachs & Co. (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 14, 2008)
10.20
Call Option Transaction Confirmation, dated January 14, 2008, between Legg Mason and Bank of America, N.A. (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 14, 2008)
10.21
Issuer Warrant Transaction Confirmation, dated January 14, 2008, between Legg Mason and JPMorgan Chase Bank, National Association (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 14, 2008)
10.22
Issuer Warrant Transaction Confirmation, dated January 14, 2008, between Legg Mason and Merrill Lynch Financial Markets, Inc. (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 14, 2008)
10.23
Issuer Warrant Transaction Confirmation, dated January 14, 2008, between Legg Mason and Goldman, Sachs & Co. (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 14, 2008)
10.24
Issuer Warrant Transaction Confirmation, dated January 14, 2008, between Legg Mason and Bank of America, N.A. (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 14, 2008)
10.25
Amendment No. 1 to the Term Loan Agreement, dated January 3, 2008, between Legg Mason, as Borrower; Citibank, N.A., as Administrative Agent; and the other banks thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 3, 2008)
10.26
Amendment No. 2 to the Term Loan Agreement, dated April 9, 2008, between Legg Mason, as Borrower; Citibank, N.A., as Administrative Agent; and the other banks thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on May 6, 2008)
10.27
Amendment No. 3 to the Term Loan Agreement, dated May 7, 2008, between Legg Mason, as Borrower; Citibank, N.A., as Administrative Agent; and the other banks thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on May 6, 2008)
10.28
Amendment No. 4 to the Term Loan Agreement, dated as of November 21, 2008, between Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; and the other banks thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on November 21, 2008)

10.29	Amendment No. 5 to the Term Loan Agreement, dated as of November 21, 2008, between Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; and the other banks thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on March 30, 2009)
10.30
Amendment No. 1 to the 5-Year Revolving Credit Agreement, dated January 3, 2008, between Legg Mason, as Borrower; Citibank, N.A., as Administrative Agent; and the other banks thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 3, 2008)
10.31
Amendment No. 2 to the 5-Year Revolving Credit Agreement, dated January 3, 2008, between Legg Mason, as Borrower; Citibank, N.A., as Administrative Agent; and the other banks thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 3, 2008)
10.32
Amendment No. 3 to the 5-Year Revolving Credit Agreement, dated April 9, 2008, between Legg Mason, as Borrower; Citibank, N.A., as Administrative Agent; and the other banks thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on May 6, 2008)
10.33
Amendment No. 4 to the 5-Year Revolving Credit Agreement, dated May 7, 2008, between Legg Mason, as Borrower; Citibank, N.A., as Administrative Agent; and the other banks thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on May 6, 2008)
10.34
Amendment No. 5 to the 5-Year Revolving Credit Agreement, dated as of November 21, 2008, between Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; and the other banks thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on November 21, 2008)
10.35
Amendment No. 6 to the 5-Year Revolving Credit Agreement, dated as of March 30, 2009, between Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; and the other banks thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on March 30, 2009)
10.36
Amendment to the Note Purchase Agreement, dated May 5, 2008, between Legg Mason, the purchasers named therein, and for limited purposes, Kohlberg Kravis Roberts & Co. L.P., (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on May 6, 2008)
10.37
Master Amendment No. 1 to Capital Support Agreements, dated September 18, 2008, between Legg Mason, Inc., LM Capital Company, LLC, LM Capital Support I, LLC, LM Capital Support II, LLC, LM Capital Support III, LLC, LM Capital Support IV, LLC and Liquid Reserves Portfolio, a series of Master Portfolio Trust (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)
10.38
Master Amendment No. 2 to Capital Support Agreements, dated December 1, 2008, between Legg Mason, Inc., LM Capital Company, LLC, LM Capital Support I, LLC, LM Capital Support II, LLC, LM Capital Support III, LLC, LM Capital Support IV, LLC and Liquid Reserves Portfolio, a series of Master Portfolio Trust (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on November 21, 2008)
10.39
$125 million Capital Support Agreement dated June 30, 2008 among Legg Mason, Inc., LM Capital Support V, LLC and Western Asset Money Market Fund, a series of Legg Mason Partners Money Market Trust (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on June 30, 2008)

10.40	$55 million Capital Support Agreement dated June 30, 2008 among Legg Mason, Inc., LM Capital Support V, LLC and Western Asset Money Market Fund, a series of Legg Mason Partners Money Market Trust (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on June 30, 2008)
10.41
$20 million Capital Support Agreement dated June 30, 2008 among Legg Mason, Inc., LM Capital Support V, LLC and Western Asset Money Market Fund, a series of Legg Mason Partners Money Market Trust (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on November 21, 2008)
10.42
$20 million Capital Support Agreement dated June 30, 2008 among Legg Mason, Inc., LM Capital Support V, LLC and Western Asset Institutional Money Market Fund, a Series of Legg Mason Partners Institutional Trust (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on November 21, 2008)
10.43
$20 million Capital Support Agreement dated September 18, 2008 among Legg Mason, Inc., LM Capital Company, LLC and Western Asset Institutional Money Market Fund, a series of Legg Mason Partners Institutional Trust (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)
10.44
Agreement for Standby Letters of Credit dated September 18, 2008 among LM Capital Support V, LLC, Legg Mason, Inc. and Citibank, N.A. (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)
10.45
Letter Agreement dated September 23, 2008 among Legg Mason, Inc., LM Capital Support V, LLC and Citi Institutional Liquidity Fund, PLC (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)
10.46
Letter Agreement dated September 23, 2008 among Legg Mason, Inc., LM Capital Support V, LLC and Citi Institutional Liquidity Fund, PLC (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)
10.47
Amended and Restated Total Return Swap Transactions Agreement dated November 20, 2008 between Legg Mason, Inc. and Barclays Bank, PLC (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on November 21, 2008)
10.48
Supplemental Agreement dated as of November 25, 2008 by and among the Company, Carnes Capital Corporation, Private Capital Management L.P., Bruce S. Sherman and Gregg J. Powers (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008)
10.49
$135 million Capital Support Agreement dated December 1, 2008, among Legg Mason, Inc., LM Capital Company, LLC and Liquid Reserves Portfolio, a series of Master Portfolio Trust (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on November 21, 2008)
10.50
Master Amendment No. 1 to Capital Support Agreements, dated December 1, 2008, between Legg Mason, Inc., LM Capital Support V, LLC and Western Asset Money Market Fund, a series of Legg Mason Partners Money Market Trust (incorporated by reference to the Legg Mason's Current Report on Form 8-K for the event on November 21, 2008)
10.51
Master Amendment No. 1 to Capital Support Agreements, dated December 1, 2008 between Legg Mason, Inc., LM Capital Company, LLC, LM Capital Support V, LLC and Western Asset Institutional Money Market Fund, a series of Legg Mason Partners Institutional Trust, filed herewith (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on November 21, 2008)

10.52	Amended and Restated $25 million Capital Support Agreement dated December 1, 2008 among Legg Mason, Inc., LM Capital Support V, LLC and Legg Mason Global Funds plc (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on November 21, 2008)
12	Computation of consolidated ratios of earnings to fixed charges, filed herewith
21	Subsidiaries of the Company, filed herewith
23	Consent of Independent Registered Public Accounting Firm, filed herewith
31.1	Certification of Chief Executive Officer, filed herewith
31.2	Certification of Principal Financial Officer, filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

*
These exhibits are management contracts or compensatory plans or arrangements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGG MASON, INC.
By:	/s/ Mark R. Fetting Mark R. Fetting, President, Chief Executive Officer and Chairman of the Board
Date: May 29, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark R. Fetting Mark R. Fetting	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	May 29, 2009
/s/ Charles J. Daley, Jr. Charles J. Daley, Jr.	Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial and Accounting Officer)	May 29, 2009
/s/ Harold L. Adams Harold L. Adams	Director	May 29, 2009
/s/ Robert Angelica Robert Angelica	Director	May 29, 2009
/s/ Dennis R. Beresford Dennis R. Beresford	Director	May 29, 2009
/s/ John E. Koerner III John E. Koerner III	Director	May 29, 2009
/s/ Cheryl Gordon Krongard Cheryl Gordon Krongard	Director	May 29, 2009
/s/ Scott C. Nuttall Scott C. Nuttall	Director	May 29, 2009
/s/ W. Allen Reed W. Allen Reed	Director	May 29, 2009

Signature	Title	Date

/s/ Margaret Milner Richardson Margaret Milner Richardson	Director	May 29, 2009
/s/ Nicholas J. St. George Nicholas J. St. George	Director	May 29, 2009
/s/ Roger W. Schipke Roger W. Schipke	Director	May 29, 2009
/s/ Kurt L. Schmoke Kurt L. Schmoke	Director	May 29, 2009
/s/ James E. Ukrop James E. Ukrop	Director	May 29, 2009