Form 10-Q
period 2009-06-30
LEGG MASON INC
filed 2009-08-05
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from			to

Commission file number: 1-8529

LEGG MASON, INC.
(Exact name of registrant as specified in its charter)

MARYLAND			52-1200960
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

100 International Drive - Baltimore, MD			21202
(Address of principal executive offices)			(Zip code)

(410) 539-0000
(Registrant’s telephone number, including area code)

100 Light Street - Baltimore, MD 21202
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes		X	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

142,665,053 shares of common stock and 1,126,573 exchangeable shares as of the close of business on August 3, 2009. The exchangeable shares, which were issued by a subsidiary of the registrant, are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting and other rights equivalent to common stock.

PART I. FINANCIAL INFORMATION

Item 1.

 Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2009	March 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$ 1,539,295	$ 1,084,474
Restricted cash	34,720	41,688
Receivables:
Investment advisory and related fees	297,447	293,084
Other	229,362	306,837
Investment securities	356,008	336,092
Refundable income taxes	23,700	603,668
Deferred income taxes	90,970	94,112
Other	66,060	99,432
Total current assets	2,637,562	2,859,387
Fixed assets, net	380,408	367,043
Intangible assets, net	3,918,993	3,922,801
Goodwill	1,207,579	1,186,747
Deferred income taxes	753,474	759,433
Other	146,677	136,888
Total Assets	$ 9,044,693	$ 9,232,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued compensation	$ 188,684	$ 374,025
Accounts payable and accrued expenses	396,908	400,761
Short-term borrowings	250,000	250,000
Current portion of long-term debt	7,964	8,188
Fund support	5,500	20,631
Other	145,224	227,588
Total current liabilities	994,280	1,281,193
Deferred compensation	99,890	105,115
Deferred income taxes	256,812	258,944
Other	218,146	225,400
Long-term debt	2,738,524	2,732,002
Total Liabilities	4,307,652	4,602,654

Commitments and Contingencies (Note 8)

Redeemable Noncontrolling Interests	36,626	31,020

Stockholders’ Equity
Common stock, par value $.10; authorized 500,000,000 shares; issued 142,452,080 shares and 141,853,025 shares, respectively	14,245	14,185
Preferred stock, par value $10; authorized 4,000,000 shares; no shares outstanding	-	-
Shares exchangeable into common stock	2,830	3,069
Additional paid-in capital	3,467,437	3,452,530
Employee stock trust	(33,238)	(35,094)
Deferred compensation employee stock trust	33,238	35,094
Retained earnings	1,177,376	1,131,625
Accumulated other comprehensive income (loss), net	38,527	(2,784)
Total Stockholders’ Equity	4,700,415	4,598,625
Total Liabilities and Stockholders’ Equity	$ 9,044,693	$ 9,232,299

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	June 30,
	2009	2008
Operating Revenues
Investment advisory fees
Separate accounts	$ 190,888	$ 316,675
Funds	328,024	569,558
Performance fees	5,684	10,145
Distribution and service fees	86,701	153,499
Other	1,787	4,154
Total operating revenues	613,084	1,054,031
Operating Expenses
Compensation and benefits	268,812	377,668
Distribution and servicing	172,464	307,873
Communications and technology	40,490	50,286
Occupancy	32,584	34,144
Amortization of intangible assets	5,628	9,624
Other	34,791	45,489
Total operating expenses	554,769	825,084
Operating Income	58,315	228,947
Other Income (Expense)
Interest income	1,821	23,268
Interest expense	(43,390)	(44,463)
Fund support	17,558	(266,874)
Other	46,400	1,307
Total other income (expense)	22,389	(286,762)
Income (Loss) from Operations before Income Tax
Provision (Benefit)	80,704	(57,815)
Income tax provision (benefit)	28,380	(21,734)
Net Income (Loss)	52,324	(36,081)
Less: Net income attributable to noncontrolling interests	2,270	46
Net Income (Loss) Attributable to Legg Mason, Inc.	$ 50,054	$ (36,127)

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(continued)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	June 30,
	2009	2008

Net Income (Loss) per Share attributable to Legg Mason, Inc. common shareholders:
Basic	$ 0.35	$ (0.26)
Diluted	$ 0.35	$ (0.26)

Weighted Average Number of Shares Outstanding:
Basic	142,006	140,505
Diluted	143,126	140,505

Dividends Declared per Share	$ 0.03	$ 0.24

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	June 30,
	2009	2008
Net Income (Loss)	$ 52,324	$ (36,081)
Other comprehensive income gains (losses):
Foreign currency translation adjustment	41,335	12,538
Unrealized holding losses on investment securities, net of tax benefit of $16 and $31, respectively	(24)	(46)
Unrealized and realized gains on cash flow hedge, net of tax provision of $368	—	459
Total other comprehensive income	41,311	12,951
Comprehensive Income (Loss)	93,635	(23,130)
Less: Comprehensive income attributable to noncontrolling interests	2,270	46
Comprehensive Income (Loss) Attributable to Legg Mason, Inc.	$ 91,365	$ (23,176)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,
	2009	2008
COMMON STOCK
Beginning balance	$ 14,185	$ 13,856
Stock options and other stock-based compensation	—	38
Deferred compensation employee stock trust	9	9
Deferred compensation, net	41	30
Exchangeable shares	10	11
Preferred share conversions	—	36
Ending balance	14,245	13,980
SHARES EXCHANGEABLE INTO COMMON STOCK
Beginning balance	3,069	4,982
Exchanges	(239)	(277)
Ending balance	2,830	4,705
ADDITIONAL PAID-IN CAPITAL
Beginning balance, as reported	3,284,347	3,278,376
Initial recognition of conversion value of 2.5% senior notes, net of tax, pursuant to FSP APB 14-1	168,183	168,183
Beginning balance, as adjusted	3,452,530	3,446,559
Stock options and other stock-based compensation	5,526	16,183
Deferred compensation employee stock trust	1,950	2,740
Deferred compensation, net	7,201	9,221
Convertible debt	—	(73,416)
Exchangeable shares	230	266
Preferred share conversions	—	(36)
Ending balance	3,467,437	3,401,517
EMPLOYEE STOCK TRUST
Beginning balance	(35,094)	(29,307)
Shares issued to plans	(1,496)	(2,341)
Distributions and forfeitures	3,352	—
Ending balance	(33,238)	(31,648)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	35,094	29,307
Shares issued to plans	1,496	2,341
Distributions and forfeitures	(3,352)	—
Ending balance	33,238	31,648
RETAINED EARNINGS
Beginning balance, as reported	1,155,660	3,240,359
Initial recognition of conversion value of 2.5% senior notes, net of tax, pursuant to FSP APB 14-1	(24,035)	(4,045)
Beginning balance, as adjusted	1,131,625	3,236,314
Net income (loss) attributable to Legg Mason, Inc.	50,054	(36,127)
Dividends declared	(4,303)	(34,113)
Ending balance	1,177,376	3,166,074
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET
Beginning balance	(2,784)	82,930
Unrealized holding losses on investment securities, net of tax	(24)	(46)
Unrealized and realized gains on cash flow hedge, net of tax	—	459
Foreign currency translation adjustment	41,335	12,538
Ending balance	38,527	95,881
TOTAL STOCKHOLDERS’ EQUITY	$ 4,700,415	$ 6,682,157

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$ 52,324	$ (36,081)
Non-cash items included in net income (loss):
Depreciation and amortization	27,644	32,450
Imputed interest for 2.5% convertible senior notes	8,364	7,853
Amortization of deferred sales commissions	7,011	9,508
Accretion and amortization of securities discounts and premiums, net	2,910	1,738
Stock-based compensation	12,872	15,523
Unrealized losses (gains) on investments	(49,287)	13,475
Unrealized losses (gains) on fund support	(16,502)	266,874
Deferred income taxes	34,442	(77,613)
Other	1,020	154
Decrease (increase) in assets excluding acquisitions:
Investment advisory and related fees receivable	(2,864)	16,689
Net sales (purchases) of trading investments	34,603	(36,353)
Refundable income taxes	579,968	1,868
Other receivables	79,751	(10,172)
Other assets	59,370	9,486
Increase (decrease) in liabilities excluding acquisitions:
Accrued compensation	(187,538)	(328,839)
Deferred compensation	(5,225)	(8,668)
Accounts payable and accrued expenses	(3,853)	31,396
Other liabilities	(131,991)	12,981
Cash Provided by (Used for) Operating Activities	503,019	(77,731)
Cash Flows from Investing Activities
Payments for fixed assets	(34,037)	(26,027)
Proceeds from sale of assets	-	181,147
Fund Support:
Restricted cash, net (principally fund support collateral)	6,966	(264,987)
Payments under liquidity fund support arrangements	-	(5,231)
Proceeds from sale of SIV securities	-	81,834
Purchases of SIV securities, net of distributions	-	(58,527)
Net increase in securities purchased under agreements to resell	-	(54,910)
Purchases of investment securities	(361)	(252)
Proceeds from sales and maturities of investment securities	688	1,237
Cash Used for Investing Activities	(26,744)	(145,716)

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,
	2009	2008
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt, net	-	1,096,362
Third-party distribution financing, net	(779)	(598)
Repayment of principal on long-term debt	(1,287)	(1,186)
Issuance of common stock	1,958	13,298
Dividends paid	(34,337)	(33,816)
Net subscriptions received/(redemptions/distributions paid) from noncontrolling interest holders	3,336	(144)
Excess tax benefit associated with stock-based compensation	-	1,236
Cash (Used for) Provided by Financing Activities	(31,109)	1,075,152
Effect of Exchange Rate Changes on Cash	9,655	696
Net Increase in Cash and Cash Equivalents	454,821	852,401
Cash and Cash Equivalents at Beginning of Period	1,084,474	1,463,554
Cash and Cash Equivalents at End of Period	$ 1,539,295	$ 2,315,955

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts, unless otherwise noted)

June 30, 2009

(Unaudited)

1. Interim Basis of Reporting

The accompanying unaudited interim consolidated financial statements of Legg Mason, Inc. and its subsidiaries (collectively “Legg Mason”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  The interim consolidated financial statements have been prepared using the interim basis of reporting and, as such, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented.  Legg Mason has evaluated all subsequent events through the time that we filed these financial statements in our quarterly report on Form 10-Q Report with the Securities and Exchange Commission on August 5, 2009.

The nature of our business is such that the results of any interim period are not necessarily indicative of the results of a full year. The fiscal year-end condensed balance sheet was derived from audited financial statements and, in accordance with interim financial information standards, does not include all disclosures required by U.S. GAAP for annual financial statements.  Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation, including fund support previously reported as Other non-operating expense and Net purchases of trading investments.

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

Terms such as “we,” “us,” “our,” and “company” refer to Legg Mason.

2. Significant Accounting Policies

Retroactive Accounting Policies Adopted

Certain prior year amounts have been retroactively revised as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” and Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”

SFAS 160 has both retroactive and prospective provisions that change the accounting and reporting for minority interests.  Under its retroactive provisions, minority interests have been recharacterized as noncontrolling interests and classified as a component of equity, if permanent.  Also, net income (loss) is no longer affected by minority interests, but under SFAS 160, both net income (loss) and comprehensive income (loss) are attributed to noncontrolling and parent interests.  Further, EITF Topic No. D-98, “Classification and Measurement of Redeemable Securities”, requires temporary equity classification for instruments that are currently redeemable or convertible for cash or other assets at the option of the holder.  For Legg Mason, minority interests of $31,020 related to consolidated sponsored investment funds that are redeemable for cash or other assets have been recharacterized and classified as Redeemable noncontrolling interests on the Consolidated Balance Sheets as of March 31, 2009.  During the quarter ended June 30, 2009, net income attributable to noncontrolling interests was $2,270 and net subscriptions received were $3,336 resulting in a balance as of June 30, 2009 of $36,626.  Redeemable noncontrolling interests and related activity for the quarter ended June 30, 2008 were not material.  The prospective provisions of SFAS 160 do not have a material impact on Legg Mason’s consolidated financial statements.

FSP APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity (conversion feature) components of the instruments. As a result, interest expense should be imputed and recognized based upon the entity’s nonconvertible debt borrowing rate at the date of issuance, which results in lower net income. The 2.5% convertible senior notes issued by Legg Mason in January 2008 are subject to FSP APB 14-1. Prior to FSP APB 14-1, Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”), provided that no portion of the proceeds from the issuance of the instrument should be attributable to the conversion feature.  Upon retroactive application of FSP APB 14-1, the effects on Net loss and Net loss per share for the quarter ended June 30, 2008, and on Long-term debt, Retained earnings, Additional paid-in capital and Deferred income tax assets as of March 31, 2009 were as follows:

Three Months Ended
June 30, 2008
Net loss, as previously reported	$(31,273)
Additional interest expense pursuant to FSP APB 14-1, net of income taxes	(4,854)
Net loss attributable to Legg Mason, Inc., as currently reported	$(36,127)

Net loss per share attributable to Legg Mason, Inc. common shareholders:
Basic, as previously reported	$ (0.22)
Additional interest expense pursuant to FSP APB 14-1, net of income taxes	(0.04)
Basic, as currently reported	$ (0.26)
Diluted, as previously reported	$ (0.22)
Additional interest expense pursuant to FSP APB 14-1, net of income taxes	(0.04)
Diluted, as currently reported	$ (0.26)

March 31, 2009
Long-term debt, as previously reported	$ 2,965,204
Impact of FSP APB 14-1	(233,202)
Long-term debt, as currently reported	$ 2,732,002

Retained earnings, as previously reported	$ 1,155,660
Impact of FSP APB 14-1	(24,035)
Retained earnings, as currently reported	$ 1,131,625

Additional paid-in capital, as previously reported	$ 3,284,347
Impact of FSP APB 14-1	168,183
Additional paid-in capital, as currently reported	$ 3,452,530

Deferred income tax assets, as previously reported	$ 848,488
Impact of FSP APB 14-1	(89,055)
Deferred income tax assets, as currently reported	$ 759,433

Additional disclosures required under FSP APB 14-1 are addressed in Note 6.

Fair Value Measurements

FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Under SFAS 157, a fair value measurement should reflect all of the assumptions that market participants would use in pricing the asset or liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance.

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

Legg Mason’s financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 - Financial instruments for which prices are quoted in active markets, which for Legg Mason, include investments in publicly traded mutual funds with quoted market prices and equities listed in active markets.

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

Level 3 – Financial instruments for which values are based on unobservable inputs, including those for which there is little or no market activity.  This category includes derivative assets and liabilities related to fund support arrangements on non-structured investment vehicle (“SIV”) related securities, investments in partnerships, limited liability companies, and private equity funds.  Previously, this category included derivative assets related to fund support agreements and certain owned securities issued by SIVs.  This category may also include certain proprietary fund products with redemption restrictions.

The valuation of an asset or liability may involve inputs from more than one level of the hierarchy.  The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Any transfers between categories are measured at the beginning of the period.

See Note 3 for additional information regarding fair value measurements.

Recent Accounting Developments

The following relevant accounting pronouncement was recently issued.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which will be effective for Legg Mason for fiscal 2011.  SFAS 167 amendments include a new approach for determining who should consolidate a variable interest entity (“VIE”), changes to when it is necessary to reassess who should consolidate a VIE and changes in the assessment of which entities are VIEs.  The new approach for determining who should consolidate a VIE requires an analysis of whether a variable interest gives an enterprise a controlling financial interest in a VIE through both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to benefits that could potentially be significant to the VIE.  SFAS 167 eliminates the quantitative approach previously required to determine whether a VIE should be consolidated.  It also requires that for kick-out rights to be effective, they must be vested with one investor, rather than a simple majority of investors, as under prior guidance.  Legg Mason is continuing to evaluate the impact of SFAS 167 and currently expects that it will require the consolidation of certain sponsored funds that will be material to its balance sheet, revenues and expenses, but have no impact on net income attributable to Legg Mason, Inc.

3.  Fair Values of Assets and Liabilities

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

	Value as of June 30, 2009
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total

ASSETS:
Investments relating to long-term incentive compensation plans(1)	$ 145,399	$ -	$ -	$ 145,399
Proprietary fund products and other investments(2)	91,468	67,142	51,999	210,609
Total trading investment securities	236,867	67,142	51,999	356,008
Available-for-sale investment securities	2,521	3,917	12	6,450
Investment in partnerships and LLCs	928	-	70,967	71,895
Derivative assets:
Currency hedge derivatives	3,283	-	-	3,283
Equity Securities	-	-	2,142	2,142
	$ 243,599	$ 71,059	$ 125,120	$ 439,778
LIABILITIES:
Derivative Liabilities:
Fund support	$ -	$ -	$ (5,500)	$ (5,500)
Currency hedge derivatives	(2,044)	-	-	(2,044)
	$ (2,044)	$ -	$ (5,500)	$ (7,544)

	Value as of March 31, 2009
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total

ASSETS:
Investments relating to long-term incentive compensation plans(1)	$ 128,785	$ —	$ —	$ 128,785
Proprietary fund products and other investments(2)	115,117	51,471	40,719	207,307
Total trading investment securities	243,902	51,471	40,719	336,092
Available-for-sale investment securities	3,105	3,701	12	6,818
Investment in partnerships and LLCs	796	—	58,719	59,515
Derivative assets:
Currency hedge derivatives	8,976	—	—	8,976
Equity Securities	—	—	2,340	2,340
	$ 256,779	$ 55,172	$ 101,790	$ 413,741
LIABILITIES:
Derivative Liabilities:
Fund support	$ —	$ —	$ (20,631)	$ (20,631)
Currency hedge derivatives	(773)	—	—	(773)
	$ (773)	$ —	$ (20,631)	$ (21,404)

(1)

Primarily mutual funds where there is minimal market risk to the Company as any change in value is offset by an adjustment to compensation expense and related deferred compensation liability.

(2)

Primarily mutual funds that are invested approximately 60% and 40% in equity and debt securities, respectively.  Includes approximately $27.2 million and $16.6 million related to noncontrolling interests of consolidated investment funds as of June 30, 2009 and March 31, 2009, respectively.

The tables below present a summary of changes in financial assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the periods from April 1, 2009 to June 30, 2009 and April 1, 2008 to June 30, 2008:

	Value as of April 1, 2009	Purchases, sales, issuances and settlements, net	Net transfer in (out) of Level 3	Realized and unrealized gains/(losses), net	Value as of June 30, 2009

ASSETS:
Proprietary fund products and other investments	$ 40,719	$ 448	$ 5,777	$ 5,055	$ 51,999
Investment in partnerships and LLCs	58,719	12,275	—	(27)	70,967
Other investments	2,352	(24)	—	(174)	2,154
	$ 101,790	$ 12,699	$ 5,777	$ 4,854	$ 125,120
LIABILITIES:
Fund support	$ (20,631)	$ —	$ —	$ 15,131	$ (5,500)

Total realized and unrealized gains, net				$ 19,985

	Value as of April 1, 2008	Purchases, sales, issuances and settlements, net	Net transfer in (out) of Level 3	Realized and unrealized gains/(losses), net	Value as of June 30, 2008

ASSETS:
Securities issued by SIVs	$ 141,509	$ (23,307)	$ —	$ (18,575)	$ 99,627
Proprietary fund products and other investments	23,781	(13,781)	—	(149)	9,851
Investment in partnerships and LLCs	67,022	(7,908)	—	(102)	59,012
Total return swap	45,706	5,230	—	(5,085)	45,851
Other investments	1,903	—	—	(650)	1,253
	$ 279,921	$ (39,766)	$ —	$ (24,561)	215,594
LIABILITIES:
Fund support	$ (551,654)	$ —	$ —	$ (242,434)	$ (794,088)

Total realized and unrealized (losses), net				$ (266,995)

Realized and unrealized gains and losses recorded for Level 3 investments are included in Other non-operating income (expense) on the Consolidated Statements of Operations.  The total net realized and unrealized gains (losses) of $20.0 million and $(267.0) million for the quarters ended June 30, 2009 and 2008, respectively, are attributable to the change in unrealized gains (losses) relating to the assets and liabilities still held at the reporting date.

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

	June 30, 2009	March 31, 2009
Equipment	$ 188,899	$ 180,668
Software	199,990	193,109
Leasehold improvements and capital lease assets	332,477	314,963
Total cost	721,366	688,740
Less: accumulated depreciation and amortization	(340,958)	(321,697)
Fixed assets, net	$ 380,408	$ 367,043

Depreciation and amortization expense included in operating income was $22,016 and $22,826 for the quarters ended June 30, 2009 and 2008, respectively.

5. Intangible Assets and Goodwill

The following tables reflect the components of intangible assets as of:

	June 30, 2009	March 31, 2009
Amortizable asset management contracts
Cost	$ 210,851	$ 208,416
Accumulated amortization	(115,475)	(108,376)
Net	95,376	100,040
Indefinite–life intangible assets
Fund management contracts	3,753,817	3,752,961
Trade names	69,800	69,800
	3,823,617	3,822,761
Intangible assets, net	$ 3,918,993	$ 3,922,801

As of June 30, 2009, management contracts are being amortized over a weighted-average life of 4.9 years. Estimated amortization expense for each of the next five fiscal years is as follows:

Remaining 2010	$ 17,041
2011	22,646
2012	19,661
2013	14,660
2014	12,455
Thereafter	8,913
Total	$ 95,376

The increase in the carrying value of goodwill for the three months ended June 30, 2009 is summarized below:

Balance, beginning of period	$ 1,186,747
Impact of excess tax basis amortization	(5,456)
Other, including changes in foreign exchange rates	26,288
Balance, end of period	$ 1,207,579

6. Long-Term Debt and Equity Units

The accreted value of long-term debt consists of the following:

	June 30, 2009			March 31, 2009
	Current Accreted Value	Unamortized Discount	Maturity Amount	Current Accreted Value
5-year term loan	$ 550,000	$ —	$ 550,000	$ 550,000
2.5% convertible senior notes	1,025,162	224,838	1,250,000	1,016,798
5.6% senior notes from Equity Units	1,150,000	—	1,150,000	1,150,000
Third-party distribution financing	3,288	—	3,288	4,067
Other term loans	18,038	—	18,038	19,325
Subtotal	2,746,488	224,838	2,971,326	2,740,190
Less: current portion	7,964	—	7,964	8,188
Total	$ 2,738,524	$ 224,838	$ 2,963,362	$ 2,732,002

As of June 30, 2009, the aggregate maturities by fiscal year of long-term debt based on the contractual terms are as follows:

Remaining 2010	$ 5,992
2011	554,348
2012	2,373
2013	887
2014	894
Thereafter	2,406,832
Total	$ 2,971,326

At June 30, 2009, the estimated fair value of long-term debt was approximately $2,473,445.

In accordance with FSP APB 14-1, Legg Mason is accreting the carrying value of the 2.5% convertible senior notes to the principal amount at maturity using an interest rate of 6.5% (the effective borrowing rate for non-convertible debt at the time of issuance) over its expected life of seven years, resulting in additional interest expense for the quarter ended June 30, 2009 of approximately $8.4 million. The amount by which the notes’ accreted value exceeds the if-converted value using a current interest rate of 8.13% as of June 30, 2009 (representing a potential gain) is approximately $104 million.

On July 15, 2009, Legg Mason commenced an offer to exchange its Equity Units in the form of Corporate Units in order to increase its equity capital levels and reduce the amount of its outstanding debt and related interest expense. See footnote 13 - Subsequent Event for more information regarding this transaction.

7. Stock-Based Compensation

Compensation expense relating to stock options, the stock purchase plan and deferred compensation for the three months ended June 30, 2009 and 2008 was $5,703 and $6,948, respectively.

Stock option transactions during the three months ended June 30, 2009 and 2008, respectively, are summarized below:

	Three months ended June 30,
	2009		2008
	Number of shares	Weighted-average exercise price per share	Number of shares	Weighted-average exercise price per share
Options outstanding at March 31	5,200	$ 65.19	5,464	$ 67.20
Granted	115	19.42	—	—
Exercised	—	—	(434)	31.79
Canceled/ forfeited	(227)	66.42	(27)	101.72
Options outstanding at June 30	5,088	$ 64.10	5,003	$ 70.09

At June 30, 2009, options were exercisable for 2,281 shares with a weighted-average exercise price of $67.11 and a weighted-average remaining contractual life of 2.8 years.  Unamortized compensation cost related to unvested options (2,807 shares) at June 30, 2009 of $40,399 is expected to be recognized over a weighted-average period of 2.0 years.

The weighted average fair value of option grants of $11.29 for the three months ended June 30, 2009, is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield, 1.19%; risk-free interest rate, 2.79%; expected volatility, 65.92%; and expected lives (in years), 6.8.  There were no option grants for the three months ended June 30, 2008.

Compensation expense relating to restricted stock for the three months ended June 30, 2009 and 2008 was $7,169 and $8,575, respectively.

Restricted stock transactions during the three months ended June 30, 2009 and 2008, respectively, are summarized below:

	Three months ended June 30,
	2009		2008
	Number of shares	Weighted-average grant date value	Number of shares	Weighted-average grant date value
Unvested shares at March 31	1,328	$ 51.41	642	$ 98.30
Granted	448	19.42	313	61.85
Vested	(258)	60.25	(96)	105.55
Canceled/ forfeited	(34)	57.44	(8)	87.71
Unvested shares at June 30	1,484	$ 40.14	851	$ 84.20

Unamortized compensation cost related to unvested restricted stock awards at June 30, 2009 of $47,994 is expected to be recognized over a weighted-average period of 2.5 years.

Restricted stock unit transactions during the three months ended June 30, 2009 and 2008, respectively, are summarized below:

	Three months ended June 30,
	2009		2008
	Number of shares	Weighted-average grant date value	Number of shares	Weighted-average grant date value
Unvested shares at March 31	13	$ 36.03	—	$ —
Granted	57	19.82	6	61.85
Vested	—	—	—	—
Canceled/ forfeited	—	—	(1)	61.85
Unvested shares at June 30	70	$ 22.89	5	$ 61.85

Unamortized compensation cost related to unvested restricted stock units at June 30, 2009 of $1,579 is expected to be recognized over a weighted-average period of 2.4 years.

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

As of June 30, 2009, the minimum annual aggregate rentals under operating leases and servicing agreements are as follows:

Remaining 2010	$ 121,923
2011	129,113
2012	118,802
2013	106,268
2014	89,233
Thereafter	686,185
Total	$ 1,251,524

The minimum rental commitments shown above have not been reduced by $103,704 for minimum sublease rentals to be received in the future under non-cancelable subleases, of which approximately 90% is due from one counterparty.  If a sub-tenant defaults on a sublease, Legg Mason may incur operating expense charges to reflect expected future sublease rentals at reduced amounts, as a result of the current commercial real estate market.

The table above also does not include aggregate obligations of $35,067 for property and equipment under capital leases.

As of June 30, 2009, Legg Mason had commitments to invest approximately $25,372 in investment vehicles. These commitments will be funded as required through the end of the respective investment periods through fiscal 2011.

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

Legg Mason and a current and former officer, together with an underwriter in a public offering,  are named as defendants in a consolidated legal action. The action alleges that the defendants violated the Securities Act of 1933 by omitting certain material facts with respect to the acquisition of Citigroup’s worldwide asset management business in a prospectus used in a secondary stock offering in order to artificially inflate the price of Legg Mason common stock. The action sought certification of a class of shareholders who purchased Legg Mason common stock in a secondary public offering on or about March 9, 2006 and seeks unspecified damages.  Legg Mason intends to defend the action vigorously. On March 17, 2008, the action was dismissed with prejudice. However, the plaintiffs have appealed the dismissal. Legg Mason cannot predict the eventual outcome of the appeal at this point, or whether the action will have a material adverse effect on Legg Mason.

9. Earnings Per Share

Basic earnings per share attributable to Legg Mason, Inc. common shareholders (“EPS”) is calculated by dividing net income or loss attributable to Legg Mason, Inc. by the weighted average number of shares outstanding. The calculation of weighted average shares includes common shares and shares exchangeable into common stock.  Diluted EPS is similar to basic EPS, but adjusts for the effect of potentially issuable common shares, except when inclusion is antidilutive.

For periods where a net loss attributable to Legg Mason, Inc. is reported, the inclusion of potentially issuable common shares will decrease the net loss per share.  Since this would be antidilutive, such shares are excluded from the calculation.  Basic and diluted earnings per share for the three months ended June 30, 2009 and 2008 include all vested shares of restricted stock related to Legg Mason’s deferred compensation plans.

The following table presents the computations of basic and diluted EPS:

	Three Months Ended June 30,
	2009		2008
	Basic	Diluted	Basic	Diluted (1)

Weighted average shares outstanding	142,006	142,006	140,505	140,505
Potential common shares:
Employee stock options	-	17	-	-
Unvested shares related to deferred compensation	-	121	-	-
Shares issuable upon payment of contingent consideration	-	982	-	-
Total weighted average diluted shares	142,006	143,126	140,505	140,505
Net income (loss) attributable to Legg Mason, Inc.	$ 50,054	$ 50,054	$(36,127)	$(36,127)
Net income (loss) per share attributable to Legg Mason, Inc. common shareholders	$ 0.35	$ 0.35	$ (0.26)	$ (0.26)
(1) Diluted shares are the same as basic shares for periods with a loss.

The diluted EPS calculation for the three months ended June 30, 2008 excludes 4,953 potential common shares that are antidilutive due to the net loss for the period.  Also, the diluted EPS calculations for the three months ended June 30, 2009 and 2008 exclude any potential common shares issuable under the convertible 2.5% senior notes or the convertible Equity Units because the market price of Legg Mason common stock has not exceeded the price at which conversion under either instrument would be dilutive using the treasury stock method.

Options to purchase 5,490 shares for the three months ended June 30, 2009 were not included in the computation of diluted earnings per share because the presumed proceeds from exercising such options, including related unamortized cost and income tax benefits, if any, exceed the average price of the common shares for the period and therefore the options are deemed antidilutive.  Diluted EPS for the June 30, 2009 period also includes unvested shares of restricted stock related to those plans, except for 1,376 shares, which were deemed antidilutive.

10. Liquidity Fund Support

The par value, support amounts, collateral and income statement impact for the quarters ended June 30, 2009 and 2008, for all support provided to certain liquidity funds that remained outstanding as of the end of each period were as follows:

As of June 30, 2009
Description	Par Value	Support Amount	Cash Collateral(1)	Pre Tax Gain(2)	After Tax Gain(3)
Capital Support Agreements – Non-asset Backed Securities	n/m	$ 34,500	$ 34,500	$ (17,558)	$ (12,524)

	As of June 30, 2008
Description	Par Value	Support Amount	Cash Collateral(1)	Pre Tax Charge(2)	After Tax Charge(3)
Letters of Credit	$ 979,900	$ 450,000	$ 251,250	$ 46,335	$ 25,030
Capital Support Agreements –Asset Backed Securities	2,704,400	655,000	655,000	210,799	125,116
Total Return Swap	890,000	890,000	195,780	5,085	2,747
Purchase of Non-bank Sponsored SIVs(4)	57,000	57,000	—	4,265	2,342
Purchase of Canadian Conduit Securities	95,000	95,000	—	390	211
Total	$4,726,300	$ 2,147,000	$1,102,030	$ 266,874	$155,446

[1]  Included in restricted cash on the Consolidated Balance Sheet.

[2] Pre tax (gains) charges include (increases) reductions in the value of underlying securities, in addition to gains (losses) on foreign exchange forward contracts of $1,371 and $(946) as of June 30, 2009 and 2008, respectively, and an interest payment of $1,056 received during the June 2009 quarter related to SIV securities that were sold in the fourth quarter of fiscal 2009.  These items are included in Other non-operating income (expense) on the Consolidated Statements of Operations.

[3] After tax and after giving effect to related operating expense adjustments, if applicable.

[4]  Securities issued by structured investment vehicles (“SIVs”).

In April 2009, due to the stabilization of the net asset value of one of the supported liquidity funds, Legg Mason terminated one capital support agreement (“CSA”) to provide up to $7 million in contributions to the fund.

In July 2009, Legg Mason terminated another CSA to provide up to $7 million in contributions to one fund, thereby reducing the outstanding liquidity fund support amount to $27.5 million.

11.  Variable Interest Entities

In the normal course of its business, Legg Mason sponsors and is the manager of various types of investment vehicles that are considered VIEs. For its services, Legg Mason is entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinate management fees or other incentive fees. Legg Mason did not sell or transfer assets to any of the VIEs except for cash payments under fund support agreements. Legg Mason’s exposure to risk in these entities is generally limited to any equity investment it has made or is required to make and any earned but uncollected management fees. Uncollected management fees from these VIEs were not material at June 30, 2009 and March 31, 2009. Legg Mason has not issued any investment performance guarantees to these VIEs or their investors.

During fiscal 2010 and 2009, Legg Mason had variable interests in certain liquidity funds to which it has provided various forms of credit and capital support. After evaluating both the contractual and implied variable interests in these funds, as of June 30, 2009 and March 31, 2009, it has been determined that Legg Mason is not the primary beneficiary of these funds.

As of June 30, 2009 and March 31, 2009, Legg Mason was the primary beneficiary of one sponsored investment fund VIE, due to the level of corporate ownership, which resulted in consolidation. This VIE had total assets and total equity of $59.2 million and $48.2 million as of June 30, 2009 and March 31, 2009, respectively. Legg Mason’s investment in this VIE was $31.0 million and $26.3 million as of June 30, 2009 and March 31, 2009, respectively, which represents the maximum risk of loss. The assets of this VIE are primarily comprised of investment securities.

As of June 30, 2009 and March 31, 2009, for VIEs in which Legg Mason holds a significant variable interest or is the sponsor and holds a variable interest, but for which it was not the primary beneficiary, Legg Mason’s carrying value, the related VIEs assets and liabilities and maximum risk of loss were as follows:

	As of June 30, 2009
	VIE Assets That the Company Does Not Consolidate	VIE Liabilities That the Company Does Not Consolidate	Equity Interests on the Consolidated Balance Sheet	Maximum Risk of Loss*
Liquidity funds subject to capital support	$ 5,596,875	$ 99,611	$ —	$ 34,500
CDOs/CLOs	4,382,842	4,074,872	—	1,426
Other sponsored investment funds	11,542,853	4,358	26,477	45,811
Total	$ 21,522,570	$ 4,178,841	$ 26,477	$ 81,737

	As of March 31, 2009
	VIE Assets That the Company Does Not Consolidate	VIE Liabilities That the Company Does Not Consolidate	Equity Interests on the Consolidated Balance Sheet	Maximum Risk of Loss*
Liquidity funds subject to capital support	$ 7,548,539	$ 121,338	$ —	$ 41,500
CDOs/CLOs	5,116,004	4,786,604	—	1,566
Other sponsored investment funds	18,241,540	3,381	34,458	52,019
Total	$ 30,906,083	$ 4,911,323	$ 34,458	$ 95,085

*

Includes capital support to liquidity funds, equity interests the Company has made or is required to make and any earned but uncollected management fees.

The assets of these VIEs are primarily comprised of cash and cash equivalents and investment securities, and the liabilities are primarily comprised of debt and various expense accruals.

12.  Derivatives and Hedging

During the three months ended June 30, 2009, Legg Mason did not hold any derivatives designated in a formal hedge relationship under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

Legg Mason continues to use currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, euro, Great Britain pounds, Canadian dollars, and Australian dollars.  As of June 30, 2009, Legg Mason had open currency forward contracts with aggregate gross fair values of $3,632 and $2,393, classified as Other assets and Other liabilities, respectively.  In the Consolidated Balance Sheets, Legg Mason nets the fair value of certain foreign currency forwards executed with the same counterparty where Legg Mason has both the legal right and intent to settle the contracts on a net basis.  For the quarter ended June 30, 2009, $(3,558) was recognized in Other income (expense) relating to currency forward contracts intended to offset actual movements in currency exchange rates.

As more fully described in Note 10, Legg Mason has engaged in various forms of liquidity fund support transactions that constitute derivatives.

13. Subsequent Event

On July 15, 2009 Legg Mason commenced an offer to exchange up to 95% of its Equity Units in the form of Corporate Units (the “Units”) in order to increase its equity capital levels and reduce the amount of its outstanding debt and related interest expense.  The Company is offering to exchange up to 21,850,000 of its outstanding Units for 0.8881 of a share of Legg Mason common stock and $6.25 in cash per Unit.  The exchange offer for the Units will expire on August 12, 2009, unless extended by the Company.

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

We operate in one reportable business segment, Asset Management, with two divisions or operating segments:  Americas and International, which are primarily based on the geographic location of the advisor or the domicile of the fund families we manage.  The Americas Division consists of our U.S.-domiciled fund families, the separate account business of our U.S.-based investment affiliates and the U.S. distribution organization.  Similarly, the International Division consists of our fund complexes, distribution teams and investment affiliates located outside the U.S.

Our financial position and results of operations are materially affected by the overall trends and conditions of the financial markets, particularly in the United States, but increasingly in the other countries in which we operate. Results of any individual period should not be considered representative of future results. Our profitability is sensitive to a variety of factors, including, among other things, the amount and composition of our assets under management, and the volatility and general level of securities prices and interest rates.  Sustained periods of unfavorable market conditions are likely to affect our profitability adversely. In addition, the diversification of services and products offered, investment performance, access to distribution channels, reputation in the market, attracting and retaining key employees and client relations are significant factors in determining whether we are successful in attracting and retaining clients.  For a further discussion of factors that may affect our results of operations, refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Certain prior year amounts have been retroactively revised as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, An Amendment of ARB No. 51” and Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  See Note 2 of Notes to Consolidated Financial Statements for more information on the adoption of this SFAS and FSP.

Terms such as “we,” “us,” “our,” and “company” refer to Legg Mason.

Business Environment

The financial environment in the United States, while very challenging, showed signs of stabilization during the quarter ended June 30, 2009. During the quarter equity markets rose as a result of slowing growth in unemployment rates, although still at elevated levels, perceived strengthening of major financial institutions based on the results of governmental stress tests, and an increase in the overall confidence of consumers. As a result, all three major U.S. equity market indices increased sharply during the quarter ended June 30, 2009. The NASDAQ Composite Index1, S&P 5002, and Dow Jones Industrial Average3 increased 20%, 15% and 11%, respectively, during the quarter ended June 30, 2009. The Barclays Capital Global Aggregate Bond Index4 and the Barclays Capital U.S. Aggregate Bond Index4 also increased 5% and 2%, respectively during the quarter ended June 30, 2009. During the quarter ended June 30, 2009, the Federal Reserve Board held the discount rate at 0.25%. The financial environment in which we operate continues to be challenging, although we are encouraged by the recent improvements in securities markets, and we expect the challenges presented by high unemployment and troubles in the real estate and credit markets to persist throughout the rest of the fiscal year. We cannot predict how these uncertainties will impact the Company’s results.

Quarter Ended June 30, 2009 Compared to Quarter Ended June 30, 2008

Assets Under Management

The components of the changes in our assets under management (“AUM”) (in billions) for the three months ended June 30 were as follows:

	2009	2008
Beginning of period	$ 632.4	$ 950.1
Investment funds, excluding liquidity funds
Sales	7.2	9.3
Redemptions	(8.5)	(13.9)
Separate account flows, net	(27.1)	(19.3)
Liquidity fund flows, net	(1.9)	5.5
Net client cash flows	(30.3)	(18.4)
Market performance and other (1)	54.8	(8.4)
Acquisitions (dispositions), net	-	(0.5)
End of period	$ 656.9	$ 922.8

(1)

Includes impact of foreign exchange

In the last three months, AUM increased by $24.5 billion or 3.9% from $632.4 billion at March 31, 2009. The increase in AUM was attributable to market appreciation of $55 billion, of which approximately 15% resulted from the impact of foreign currency exchange fluctuation, which was partially offset by net client outflows of $30 billion. There were reduced net client outflows from those experienced in the quarter ended March 31, 2009 in all asset classes. The majority of outflows were in fixed income with $22 billion, or 73% of the outflows, followed by equity outflows and liquidity outflows of $6 billion and $2 billion, respectively. The majority of fixed income outflows were in products managed by Western Asset and Brandywine Global Investment Management, LLC (“Brandywine”). Equity outflows, which in part were driven by

1 NASDAQ is a trademark of the NASDAQ Stock Market, Inc., which is not affiliated with Legg Mason.

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

investment performance issues, particularly in prior quarters, were primarily experienced by key equity products managed at ClearBridge Advisors LLC (“ClearBridge”) and Legg Mason Capital Management, Inc. (“LMCM”).  Permal Group Ltd. (“Permal”) also had outflows.

AUM at June 30, 2009 were $656.9 billion, a decrease of $265.9 billion or 28.8% from June 30, 2008. The decrease in AUM was attributable to net client outflows of $171 billion and market depreciation of $94 billion, of which approximately 7% resulted from the impact of foreign currency exchange fluctuation. There were net client outflows in all asset classes. The majority of outflows were in fixed income with $101 billion, or 59% of the outflows, followed by equity outflows and liquidity outflows of $41 billion and $29 billion, respectively. The majority of fixed income outflows were in products managed by Western Asset that have experienced investment performance issues, particularly during last fiscal year, but to a lesser extent over the last quarter. Equity outflows were primarily experienced by key equity products managed at ClearBridge, LMCM and Permal. Due in part to investment performance issues, we have experienced net equity outflows since fiscal 2007. We generally earn higher fees and profits on equity AUM, and outflows in this asset class will more negatively impact our revenues and net income than would outflows in other asset classes. In addition, due in part to investment performance issues, we have experienced outflows in our fixed income asset class for the past six quarters.

Permal continues to require 95 days prior written notice of redemptions, which will be reduced to 65 days beginning with the September 30, 2009 redemption date. As of June 30, 2009, Permal had received approximately $1.0 billion of gross redemption notices that, unless withdrawn, will be redeemed in the September quarter.

AUM by Asset Class

AUM by asset class (in billions) as of June 30 was as follows:

		% of		% of	%
	2009	Total	2008	Total	Change
Equity	$ 143.6	21.9%	$ 253.4	27.5%	(43.3) %
Fixed Income	366.6	55.8	493.4	53.4	(25.7)
Liquidity	146.7	22.3	176.0	19.1	(16.6)
Total	$ 656.9	100.0%	$ 922.8	100.0%	(28.8) %

The component changes in our AUM by asset class (in billions) for the three months ended June 30, 2009 were as follows:

	Equity	Fixed Income	Liquidity	Total
March 31, 2009	$ 126.9	$ 357.6	$ 147.9	$ 632.4
Investment funds, excluding liquidity funds
Sales	3.5	3.7	—	7.2
Redemptions	(4.4)	(4.1)	—	(8.5)
Separate account flows, net	(5.5)	(21.8)	0.2	(27.1)
Liquidity fund flows, net	—	—	(1.9)	(1.9)
Net client cash flows	(6.4)	(22.2)	(1.7)	(30.3)
Market performance	23.1	31.2	0.5	54.8
June 30, 2009	$ 143.6	$ 366.6	$ 146.7	$ 656.9

Average AUM by asset class (in billions) for the three months ended June 30 was as follows:

		% of		% of	%
	2009	Total	2008	Total	Change
Equity	$ 138.0	21.3%	$ 270.9	28.6%	(49.1) %
Fixed Income	362.3	56.0	502.9	53.0	(28.0)
Liquidity	146.9	22.7	174.7	18.4	(15.9)
Total	$ 647.2	100.0%	$ 948.5	100.0%	(31.8) %

AUM by Division

AUM by division (in billions) as of June 30 was as follows:

		% of		% of	%
	2009	Total	2008	Total	Change
Americas	$ 456.9	69.6%	$ 650.3	70.5%	(29.7) %
International	200.0	30.4	272.5	29.5	(26.6)
Total	$ 656.9	100.0%	$ 922.8	100.0%	(28.8) %

The component changes in our AUM by division (in billions) for the three months ended June 30, 2009 was as follows:

	Americas	International	Total
March 31, 2009	$ 446.5	$ 185.9	$ 632.4
Investment funds, excluding liquidity funds
Sales	5.3	1.9	7.2
Redemptions	(6.8)	(1.7)	(8.5)
Separate account flows, net	(20.4)	(6.7)	(27.1)
Liquidity fund flows, net	(5.1)	3.2	(1.9)
Net client cash flows	(27.0)	(3.3)	(30.3)
Market performance and other	37.4	17.4	54.8
June 30, 2009	$ 456.9	$ 200.0	$ 656.9

Investment Performance(5)

Investment performance in the quarter ended June 30, 2009 improved significantly from the previous quarter. Unemployment claims, while still high, declined in April; improvements in existing homes sales and consumer spending, and some positive news from major banks and financial institutions restored some level of investor confidence and possibly suggested the U.S. economy may be on the verge of hitting a bottom.  However, as consumers continue to deleverage, debates about inflation versus deflation and the strength of certain major U.S. companies still looms. As of June 30, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods approximately 54%, 54%, 57%, and 91%, respectively, of our marketed equity composite(6) assets outpaced their benchmarks. As of June 30, 2008, for the trailing 1-year, 3-

5   Index performance in this section includes reinvestment of dividends and capital gains.

6  A composite is an aggregation of discretionary portfolios (separate accounts and investment funds) into a single group that represents a particular investment objective or strategy. Each of our asset managers has its own specific guidelines for including portfolios in its marketed composites. Assets under management that are not managed in accordance with the guidelines are not included in a composite. As of June 30, 2009 and 2008, 87% of our equity assets under management and 83% of our fixed income assets under management, respectively, were in marketed composites.

year, 5-year, and 10-year periods approximately 49%, 64%, 50%, and 93%, respectively, of our marketed equity composite assets outpaced their benchmarks.

In the fixed income markets, Government yields continued to rise as investors grew concerned about the need to finance the growing federal deficit while demand for government bonds decreased due to investors’ returning appetite for risk.  Many sector spreads declined in the quarter as investors returned to riskier securities such as high yield bonds and emerging market debt securities.

For the 1-year period, the Treasury yield curve steepened from last quarter with the 30-year yield rising nearly 0.80% due to longer-term Treasury yields increasing as investors shift from Treasuries to Corporate bonds. The worst performing fixed income sector was Government bonds as measured by the Barclays U.S. Government Bond returning (2.21)%. As of June 30, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods approximately 29%, 12%, 19%, and 78%, respectively, of our marketed fixed income composite assets outpaced their benchmarks. As of June 30, 2008, for the trailing 1-year, 3-year, 5-year, and 10-year periods approximately 4%, 18%, 57%, and 62%, respectively, of our fixed income marketed composite assets outpaced their benchmarks.

As of June 30, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods 54%, 56%, 58%, and 78%, respectively, of our U.S. long-term mutual fund(7) assets outpaced their Lipper category average.  As of June 30, 2008, for the trailing 1-year, 3-year, 5-year, and 10-year periods 45%, 49%, 58%, and 84%, respectively, of our U.S. long-term mutual fund(7) assets outpaced their Lipper category average.

As of June 30, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods 49%, 61%, 52%, and 77%, respectively, of our U.S. equity mutual fund(7) assets outpaced their Lipper category average. As of June 30, 2008, for the trailing 1-year, 3-year, 5-year, and 10-year periods 50%, 55%, 52%, and 87%, respectively, of our U.S. equity mutual fund(7) assets outpaced their Lipper category average.

As of June 30, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods 63%, 49%, 67%, and 80%, respectively, of our U.S. fixed income mutual fund(7) assets outpaced their Lipper category average. As of June 30, 2008, for the trailing 1-year, 3-year, 5-year, and 10-year periods 36%, 37%, 70%, and 73%, respectively, of our U.S. fixed income mutual fund(7) assets outpaced their Lipper category average.

Revenue by Division

Operating revenues by division (in millions) for the three months ended June 30 were as follows:

		% of		% of	%
	2009	Total	2008	Total	Change
Americas	$ 444.6	72.5%	$ 714.0	67.7%	(37.7)%
International	168.5	27.5	340.0	32.3	(50.4)
Total	$ 613.1	100.0%	$ 1,054.0	100.0%	(41.8)%

The decrease in operating revenues in the Americas division was primarily due to decreased mutual fund advisory fees on assets managed by Western Asset, ClearBridge, LMCM and Royce

7   Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of June 30, 2009 and 2008, the U.S. long-term mutual fund assets represented in the data accounted for 13% and 14%, respectively, of our total assets under management. The performance of our U.S. long-term mutual fund assets is included in the marketed composites.

& Associates, LLC (“Royce”), decreased separate account advisory fees on assets managed by Western Asset and ClearBridge and decreased distribution and service fee revenues from U.S. retail equity funds.  The decrease in operating revenues in the International division was primarily due to decreased fund revenues at Permal and decreased separate account advisory fees on assets managed by the international operations of Western Asset.

Results of Operations

Operating Revenues

Total operating revenues in the quarter ended June 30, 2009 were $613.1 million, down 42% from $1.1 billion in the prior year quarter, primarily as a result of a 32% decrease in average AUM, driven by a decline in average equity assets of 49%, fixed income assets of 28%, and liquidity assets of 16%.  The shift in the mix of AUM from higher fee equity assets to a greater percentage of fixed income and liquidity assets also contributed to the revenue decline.

Investment advisory fees from separate accounts decreased $125.8 million, or 40%, to $190.9 million.  Of this decrease, $65.2 million was the result of lower average equity assets at ClearBridge, Private Capital Management, LP, LMCM, Brandywine, and Batterymarch Financial Management, Inc. (“Batterymarch”) and $45.9 million was the result of lower average fixed income assets managed at Western Asset.

Investment advisory fees from funds decreased $241.5 million, or 42%, to $328.0 million.  Of this decrease, approximately $179 million was the result of lower average equity assets managed at Permal, LMCM, ClearBridge, and Royce, and approximately $33 million was the result of lower average fixed income and liquidity assets managed at Western Asset.

Performance fees decreased $4.5 million, or 44%, to $5.7 million, primarily as a result of lower performance fees earned on alternative investment products at Permal.

Distribution and service fees decreased $66.8 million, or 44%, to $86.7 million, primarily as a result of a decline in average AUM of the retail share classes of our domestic equity and liquidity  funds and our international fixed income funds, which resulted in a decrease of $47.7 million and $7.2 million, respectively.

Operating Expenses

Operating expenses in the quarter ended June 30, 2009 continued to benefit from the cost reduction initiatives implemented in fiscal 2009.  As of June 30, 2009, cost-saving measures have resulted in the elimination of approximately $160 million in costs on an annualized basis, before costs incurred to achieve these savings, such as severance.  The discussion below for each of our operating expenses identifies the amount of variance attributable to cost-savings achieved during the quarter ended June 30, 2009, where applicable.

Compensation and benefits decreased 29% to $268.8 million.  This decrease was primarily driven by a $106 million decrease in revenue share based compensation, primarily resulting from lower revenues in the quarter ended June 30, 2009, and the impact of cost savings initiatives such as reductions in headcount, discretionary incentives and other discretionary compensation that lowered compensation by approximately $25 million.  These were offset in part by an increase in deferred compensation obligations of approximately $26 million resulting from market gains on invested assets of deferred compensation plans (which are offset by gains in other non-operating income).  Compensation as a percentage of operating revenues increased to 43.8% from 35.8% in the prior year period primarily as a result of compensation increases related to unrealized market gains on assets held in deferred compensation plans and reduced revenues at affiliates without a proportionate reduction in incentive compensation.  In addition, from time to time, the Company has chosen to voluntarily support our subsidiaries beyond their revenue share arrangements, which would result in a higher compensation expense than the reduction in revenues would normally generate.

Distribution and servicing expenses decreased 44% to $172.5 million as a result of a decrease in average AUM in certain products for which we pay fees to third-party distributors.

Communications and technology expense decreased 19% to $40.5 million, primarily as a result of cost savings initiatives that led to a $4.3 million decrease in technology consulting fees.  Reductions in printing costs and lower technology depreciation expense, which resulted from the full depreciation of certain assets prior to or during the current quarter, of $1.6 million and $1.5 million, respectively, also contributed to the decrease.

Occupancy expense decreased 5% to $32.6 million, primarily due to recognition of a $3.4 million loss in the prior year quarter related to a sublease arrangement.  This decrease was partially offset by increased rent expense at new office locations and an increase in furniture and leasehold depreciation of $1.5 million, primarily as a result of the relocation of our corporate headquarters.

Amortization of intangible assets decreased 42% to $5.6 million, primarily as a result of the impact of the impairment of intangible assets during fiscal 2009, which reduced amortization expense by $3.7 million.

Other expenses decreased 24% to $34.8 million, primarily as a result of cost savings initiatives that resulted in reduced travel and entertainment costs of $9.3 million and advertising costs of $1.9 million.

Non-Operating Income (Expense)

Interest income decreased 92% to $1.8 million, primarily as a result of a decline in average interest rates earned on investment balances and lower average investment balances, which reduced interest income by $13.4 million and $6.6 million, respectively.

Interest expense decreased 2% to $43.4 million, primarily as a result of an $11.5 million decrease due to the payment of our 6.75% senior notes in July 2008 and lower interest rates paid on our term loans.  This decrease was partially offset by the impact of a full quarter of interest expense recognized on our Equity Units in the June 2009 quarter and an increase in debt issuance costs, of $8.2 million and $1.2 million, respectively.

Fund support losses decreased by $284.4 million to a gain of $17.6 million, primarily as a result of our elimination of SIV exposure in the fourth quarter of fiscal 2009. In addition, due to improvement in financial markets during the three months ended June 30, 2009, and the related impact on the net asset values of supported liquidity funds, we reduced unrealized, non-cash losses recorded in fiscal 2009 on existing liquidity fund support arrangements for our offshore funds of $16.5 million.  See Note 10 of Notes to Consolidated Financial Statements for additional information.

Other non-operating income increased $45.1 million to $46.4 million, primarily as a result of an increase of $27.9 million in unrealized market gains on assets held in deferred compensation plans, which are substantially offset by corresponding compensation increases discussed above, and $22.7 million in unrealized market gains on investments in proprietary fund products.  These increases were offset in part by the impact of a $5.5 million gain recognized in the prior year quarter on the sale of the Legg Mason Private Portfolio Group business.

Income Tax Benefit (Expense)

The provision for income taxes was $28.4 million compared to a benefit of $21.7 million in the prior year period, primarily as a result of increased earnings due to the elimination of losses related to liquidity fund support. The effective tax rate was 35.2% compared to 37.6% in the prior year period, primarily due to lower effective tax rates on foreign earnings.

Net Income (Loss) Attributable to Legg Mason, Inc.

Net income attributable to Legg Mason, Inc., hereafter referred to as “Net income (loss)”, for the three months ended June 30, 2009 totaled $50.1 million, or $0.35 per diluted share, compared to net loss of $36.1 million, or $0.26 per diluted share, in the prior year period.  Cash income (see Supplemental Non-GAAP Financial Information) for the quarter ended June 30, 2009 totaled $99.3 million, or $0.69 per diluted share, compared to $11.0 million, or $0.08 per diluted share in the prior year quarter.  These increases were due to a reduction in losses related to liquidity fund support, net of income tax benefits, and the reduction of our operating expenses as a result of cost-savings initiatives implemented during fiscal 2009, which were offset in part by an overall reduction in our operating revenues due to a 32% decline in average AUM.  The pre-tax profit margin increased to 13.2% from (5.5%) in the prior year period.  The pre-tax profit margin, as adjusted (see Supplemental Non-GAAP Financial Information), for the quarters ended June 30, 2009 and 2008 was 18.3% and (7.7%), respectively.  During the quarter ended June 30, 2009, gains related to liquidity fund support increased the pre-tax profit margin and pre-tax profit margin, as adjusted, by 2.9 percentage points and 4.0 percentage points, respectively.  During the quarter ended June 30, 2008, losses related to liquidity fund support reduced the pre-tax profit margin and the pre-tax profit margin, as adjusted, by 23.9 percentage points and 33.8 percentage points, respectively.

Quarter Ended June 30, 2009 Compared to Quarter Ended March 31, 2009

Results of Operations

Net income for the quarter ended June 30, 2009 was $50.1 million, or $0.35 per diluted share, compared to net loss of $330.2, or $2.33 per diluted share, in the quarter ended March 31, 2009. The increase in net income and diluted earnings per share was primarily the result of a reduction in losses related to liquidity fund support, net of income tax benefits and expense related adjustments, of $380.0 million, or $2.67 per diluted share.  Impairment charges and real estate lease losses, net of income tax benefits, of $50.9 million and $23.5 million, respectively, or $0.36 and $0.17 per diluted share, respectively, recognized in the March 2009 quarter also contributed to the increase.  These increases were offset in part by one-time tax benefits of $102.0 million, or $0.72 per diluted share, recognized in the March 2009 quarter.  Operating revenues decreased 1%, from $617.2 million in the March quarter to $613.1 million in the June quarter, reflecting a 2% decrease in average AUM, partially offset by a $4.7 million increase in performance fees, primarily at Western Asset and Brandywine.  Operating expenses decreased 16%, from $662.5 million in the March quarter to $554.8 million in the June quarter.  This decrease was primarily driven by impairment charges and real estate lease losses of $82.9 million and $38.2 million, respectively, recorded in the March quarter.  Other non-operating income (expense) increased by $668.5 million, due to a reduction in losses related to liquidity fund support of $624.0 million, primarily as a result of our elimination of SIV exposure during the March quarter, and an increase of $45 million in unrealized market gains on investments held in deferred compensation plans and seed investments.  Cash income (see Supplemental Non-GAAP Financial Information)

was $99.3 million, or $0.69 per diluted share, for the June quarter, compared to cash loss of $348.8 million, or $2.46 per diluted share, in the March quarter. The increase was attributable to the reduction in losses related to liquidity fund support, impairment charges, real estate losses and tax benefits recorded in the March quarter discussed above. The pre-tax profit margin improved from (112.0%) in the prior quarter to 13.2%.  The pre-tax profit margin, as adjusted (see Supplemental Non-GAAP Financial Information), improved from (158.4%) in the March quarter to 18.3% in the June 2009 quarter.  During the quarter March 31, 2009, losses related to liquidity fund support reduced the pre-tax profit margin and pre-tax profit margin, as adjusted, by 95.8 percentage points and 135.5 percentage points, respectively.  During the quarter ended March 31, 2009, intangible asset impairment charges reduced the pre-tax profit margin and pre-tax profit margin, as adjusted, by 13.4 percentage points and 19.0 percentage points, respectively.

Supplemental Non-GAAP Financial Information

Cash Income

As supplemental information, we are providing a performance measure that is based on a methodology other than generally accepted accounting principles (“non-GAAP”) for “cash income” that management uses as a benchmark in evaluating and comparing the period-to-period operating performance of Legg Mason.

We define “cash income” as net income (loss) attributable to Legg Mason, Inc., plus amortization and deferred taxes related to intangible assets and goodwill, and imputed interest and tax benefits on contingent convertible debt less deferred income taxes on goodwill and indefinite-life intangible asset impairment.

We believe that cash income (loss) provides a good representation of our operating performance adjusted for non-cash acquisition related items and other items that facilitates comparison of our results to the results of other asset management firms that have not issued contingent convertible debt or made significant acquisitions, including any related goodwill or intangible asset impairments.

We also believe that cash income (loss) is an important metric in estimating the value of an asset management business.  This measure is provided in addition to net income (loss), but is not a substitute for net income (loss) and may not be comparable to non-GAAP performance measures, including measures of cash earnings or cash income, of other companies. Further, cash income (loss) is not a liquidity measure and should not be used in place of cash flow measures determined under GAAP. We consider cash income to be useful to investors because it is an important metric in measuring the economic performance of asset management companies, as an indicator of value and because it facilitates comparisons of our operating results with the results of other asset management firms that have not issued contingent convertible debt or made significant acquisitions.

In calculating cash income, we add the impact of the amortization of intangible assets from acquisitions, such as management contracts, to net income (loss) to reflect the fact that these non-cash expenses may distort comparisons of our operating results with the results of other asset management firms that have not engaged in significant acquisitions. Deferred taxes on indefinite-life intangible assets and goodwill represent actual tax benefits that are not realized under GAAP absent an impairment charge or the disposition of the related business. Because we actually receive these tax benefits on indefinite-life intangible assets and goodwill over time, we add them to net income in the calculation of cash income. Conversely, we subtract income tax benefits on these impairment charges that have been recognized under GAAP.  We also include imputed interest, which is a non-cash expense, on contingent convertible debt required by FSP APB 14-1, as well as the actual tax benefits on the related contingent convertible debt that are not realized under GAAP.

Should a disposition or impairment charge for indefinite-life intangible assets or goodwill occur, its impact on cash income may distort actual changes in the operating performance or value of our firm. Accordingly, we monitor changes in indefinite-life intangible assets and goodwill and the related impact, including taxes, on cash income to ensure that appropriate adjustments and explanations accompany disclosures.

Although depreciation and amortization on fixed assets are non-cash expenses, we do not add these charges in calculating cash income (loss) because these charges are related to assets that will ultimately require replacement.

A reconciliation of net income (loss) to cash income (loss) (in thousands except per share amounts) is as follows:

	Three Months Ended
	June 30,	March 31,	June 30,
	2009	2009	2008
Net income (loss) attributable to Legg Mason, Inc.	$ 50,054	$ (330,224)	$ (36,127)
Plus (Less):
Amortization of intangible assets	5,628	8,013	9,624
Deferred income taxes on intangible assets	35,297	35,379	29,654
Deferred income taxes on impairment charges	—	(70,265)	—
Imputed interest on convertible debt	8,364	8,321	7,853
Cash income (loss)	$ 99,343	$ (348,776)	$ 11,004

Net income (loss) per diluted share	$ 0.35	$ (2.33)	$ (0.26)
Plus (Less):
Amortization of intangible assets	0.04	0.06	0.07
Deferred income taxes on intangible assets	0.24	0.25	0.21
Deferred income taxes on impairment charges	—	(0.50)	—
Imputed interest on convertible debt	0.06	0.06	0.06
Cash income (loss)	$ 0.69	$ (2.46)	$ 0.08

The increases in cash income from the quarters ended June 30, 2008 and March 31, 2009, are primarily driven by the increases in net income, as described above.  The increase in deferred income taxes on intangible assets from the quarter ended June 30, 2008 is primarily due to a one-time reduction related to the sale of the LMPPG business in the prior period quarter.

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

A reconciliation of pre-tax profit margin adjusted for distribution and servicing expense is as follows:

	Three Months Ended
	June 30,	March 31,	June 30,
	2009	2009	2008
Operating Revenues, GAAP basis	$613,084	$ 617,211	$ 1,054,031
Less:
Distribution and servicing expense	172,464	180,620	307,873
Operating Revenues, as adjusted	$440,620	$ 436,591	$ 746,158

Income (Loss) before Income Tax Provision (Benefit)	$ 80,704	$ (691,475)	$ (57,815)

Pre-tax profit margin, GAAP basis	13.2%	(112.0%)	(5.5%)
Pre-tax profit margin, as adjusted	18.3	(158.4)	(7.7)

Liquidity and Capital Resources

The primary objective of our capital structure and funding practices is to appropriately support Legg Mason’s business strategies and to provide needed liquidity at all times, including maintaining required capital in certain subsidiaries. Liquidity and the access to liquidity is important to the success of our ongoing operations. For a further discussion of our principal liquidity and capital resources policies, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, investment advisory and related fee receivables and investment securities.  Our assets have been principally funded by equity capital, long-term debt and the results of our operations.  At June 30, 2009, our cash, total assets, long-term debt and stockholders’ equity were $1.5 billion, $9.0 billion, $2.7 billion and $4.7 billion, respectively.

The following table summarizes our consolidated statements of cash flows for the three months ended June 30 (in millions):

	2009	2008
Cash flows from (used for) operating activities	$ 503.0	$ (77.8)
Cash flows used for investing activities	(26.7)	(145.7)
Cash flows from (used for) financing activities	(31.1)	1,075.2
Effect of exchange rate changes	9.6	0.7
Net change in cash and cash equivalents	454.8	852.4
Cash and cash equivalents, beginning of period	1,084.5	1,463.6
Cash and cash equivalents, end of period	$ 1,539.3	$ 2,316.0

Cash flows from operating activities were $503.0 million during the three months ended June 30, 2009, primarily attributable to $580 million in income tax refunds received during the quarter.

Cash outflows for investing activities during the three months ended June 30, 2009 were $26.7 million, primarily attributable to payments for fixed assets.

Cash outflows for financing activities during the three months ended June 30, 2009 were $31.1 million primarily due to the payment of cash dividends.  On July 28, 2009, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.03 per share payable on October 26, 2009.

We expect that over the next twelve months our operating activities will be adequate to support our operating cash needs.  We have achieved corporate expense reductions of approximately $160 million on an annualized basis as of June 30, 2009.  In addition, we received approximately $580 million in tax refunds during the June quarter, primarily attributable to the tax benefits from the realized losses incurred on the sale of securities issued by SIVs in fiscal 2009.

In addition to our ordinary operating cash needs, as discussed above, we anticipate several other cash needs during the next twelve months. In November 2009, we may be required to pay up to $286 million under the agreements governing the Permal acquisition, with the amount of the payment to be determined based on Permal’s operating results. Based on current operating results, we estimate that the November 2009 payment will be approximately $150 million.  However, the final amount will not be determined until the November 2009 measurement date.  The final payment for this transaction in November 2011 will be between $60 million and $320 million based on Permal’s results and the amount of the fiscal 2010 payment. We may pay up to 25% of each of these payments in shares of our common stock.  In addition, during fiscal 2010, we will move into a new corporate headquarters and expect to incur total costs for the new building of approximately $93 million, primarily for leasehold improvements, fixtures and furniture, of which approximately $62 million has been paid as of June 30, 2009. We may also elect to utilize our available resources for any number of activities, including seed capital investments in new products, repayment of outstanding debt, or acquisitions.

On July 15, 2009, we commenced an exchange offer for 95% of our Equity Units in the form of Corporate Units in order to increase our equity capital levels and reduce the amount of our outstanding debt and related interest expense.  We are offering to exchange up to 21,850,000, or 95% of our outstanding Corporate Units, for 0.8881 of a share of our common stock and $6.25 in cash per Corporate Unit.  We expect that the transaction will increase the interest coverage ratio under our bank credit facilities as a result of lower interest expense.  Depending on the number of units tendered, we expect to pay up to approximately $141.6 million from cash on hand for the cash portion of the offer consideration and other transaction related costs.  In connection with this transaction, we will incur a one time loss of approximately $23 million in the September 2009 quarter.

As described above, we currently project that our available cash and cash flows from operating activities will be sufficient to fund our liquidity needs. Accordingly, we do not currently expect to raise additional debt or equity financing over the next twelve months but we may elect to refinance a portion of our debt over that time period. However, there can be no assurances of these expectations as our projections could prove to be incorrect, currently unexpected events may occur that require additional liquidity, such as an acquisition opportunity, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If this were to occur, we would likely seek to manage our available resources by taking actions such as additional cost-cutting, reducing our expected expenditures on investments, selling assets (such as investment securities), repatriating earnings from foreign subsidiaries, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, we may seek to raise additional equity or debt.

The agreements entered into as part of our January 2008 issuance of $1.25 billion in 2.5% convertible senior notes prevent us from incurring additional debt, with a few exceptions, if our debt to EBITDA ratio (as defined in the documents) exceeds 2.5.  The May 2008 issuance of Equity Units resulted in our debt to EBITDA ratio exceeding that limit, although we received a waiver of the covenant to allow us to complete the transaction.  The waiver prevents us from issuing more than $250 million in additional debt at any time when our debt to EBITDA ratio exceeds 2.5.  The sales of SIV securities during fiscal 2009 reduced our EBITDA under the definition, thus further increasing our ratio for purposes of this covenant.  As a result of these two events, we may not, subject to a few limited exceptions, incur more than $250 million in new indebtedness until the effects of the sales of SIV securities is no longer in the trailing twelve month EBITDA calculation and when we have substantially reduced our outstanding indebtedness.

As of June 30, 2009, our financial covenants under our bank agreements include: maximum net debt to EBITDA ratio of 3.0 and minimum EBITDA to interest expense ratio of 4.0.  Debt is defined to include all obligations for borrowed money, excluding the debt incurred in the equity units offering and non-recourse debt, and under capital leases. Under these net debt covenants, our debt is reduced by the amount of our unrestricted cash in excess of $500 million in working capital.  EBITDA is defined as consolidated net income plus/minus tax expense, interest expense, depreciation and amortization, amortization of intangibles, any extraordinary expenses or losses, any non-cash charges and up to $3.0 billion in realized losses resulting from liquidity fund support. As of June 30, 2009, Legg Mason’s net debt to EBITDA ratio was 1.4 and EBITDA to interest expense ratio was 4.5. If our net income further declines, or if we spend our available cash, it may impact our ability to maintain compliance with these covenants. Success with our Equity Units tender offer described above will lower our interest expense and thus improve our interest coverage ratio.  The use of cash in the offer will slightly increase our net debt to EBITDA ratio.  If we determine that our compliance with these covenants may be under pressure, we may elect to take a number of actions, including reducing our expenses in order to increase our EBITDA, use available cash to repay all or a portion of our $800 million outstanding debt subject to these covenants or seek to negotiate with our lenders to modify the terms or to restructure our debt.  We anticipate that we will have available cash to repay all or a portion of our bank debt, should it be necessary. Using available cash to repay indebtedness would make the cash unavailable for other uses and might affect the liquidity discussions and conclusions above. Entering into any modification or restructuring of our debt would likely result in additional fees or interest payments.

In July 2009, Fitch Ratings and Moody’s Investor Services (“Moody’s”) downgraded Legg Mason's debt rating to BBB+ from A- and to Baa1 from A3, respectively.  Both rating agencies removed us from ratings watch negative and assigned a stable outlook.  The downgrade by Moody’s will result in an annual increase in interest expense of approximately $2.1 million.

Liquidity Fund Support

As of June 30 and March 31, 2009, the support amounts of our remaining liquidity fund support and related cash collateral (in thousands) were as follows:

	Earliest	June 30, 2009		March 31, 2009
Description	Transaction Date	Support Amount	Cash Collateral (1)	Support Amount	Cash Collateral(1)
Capital Support Agreements(2)	September 2008	$27,500	$27,500	$ 34,500	$ 34,500
Capital Support Agreements(3)	October 2008	7,000	7,000	7,000	7,000
Total		$34,500	$34,500	$ 41,500	$ 41,500

(1)

Included in restricted cash on the Consolidated Balance Sheet

(2)

Pertains to Western Asset Institutional Money Market Fund, Western (formerly Citi) Institutional Liquidity Fund P.L.C. (Euro Fund) and Western (formerly Citi) Institutional Liquidity Fund P.L.C. (Sterling Fund) as of March 31, 2009.  The capital support agreement with the Western Asset Institutional Money Market Fund was terminated in April 2009 and $7 million of collateral was returned.

(3)

Pertains to Western (formerly Citi) Institutional Liquidity Fund P.L.C. (USD Fund).  During July 2009, this capital support agreement (“CSA”) was terminated and collateral was returned.

Contractual Obligations and Contingent Payments

We have contractual obligations to make future payments in connection with our short and long-term debt, non-cancelable lease agreements and service agreements. In addition, we may be required to make contingent payments under fund support arrangements and business purchase agreements if certain future events occur.

The following table sets forth these contractual and contingent obligations (in millions) by fiscal year as of June 30, 2009, unless otherwise noted:

	Remaining 2010	2011	2012	2013	2014	Thereafter	Total
Contractual Obligations
Short-term borrowings(1)	$ 250.0	$ —	$ —	$ —	$ —	$ —	$ 250.0
Long-term borrowings by contract maturity(2)	6.0	554.3	2.4	0.9	0.9	2,406.8	2,971.3
Interest on short-term and long-term borrowings(3)	108.6	121.3	112.3	112.2	112.2	615.5	1,182.1
Minimum rental and service commitments	121.9	129.1	118.8	106.3	89.2	686.2	1,251.5
Minimum commitments under capital leases(4)	30.7	2.5	1.9	—	—	—	35.1
Total Contractual Obligations	517.2	807.2	235.4	219.4	202.3	3,708.5	5,690.0
Contingent Obligations
Contingent payments related to business acquisitions(5)	293.5	—	60.0	—	—	—	353.5
Capital support(6)	34.5	—	—	—	—	—	34.5
Total Contractual and Contingent Obligations(7,8)	$ 845.2	$ 807.2	$ 295.4	$ 219.4	$ 202.3	$ 3,708.5	$ 6,078.0

(1)

Represents borrowing under our revolving line of credit which does not expire until October 2010.  However, we may elect to repay this debt sooner if we have sufficient available cash.

(2) On July 15, 2009, we commenced an offer to exchange our Equity Units in the form of Corporate Units.  If this offer is successful, long-term borrowings and interest on long-term borrowings will be reduced by $1.1 billion and $917.7 million, respectively.

(3)

Interest on floating rate long-term debt is based on rates at June 30, 2009 and includes 1.4% contract adjustment payments on Equity Units.

(4)

The amount of commitments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of the agreements.

(5)

The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of business purchase agreements.

(6) The amount of contingent obligations under capital support agreements represents the maximum amount that could be payable at any time up through the contracts’ termination dates.  In July 2009, a CSA to provide up to $7.0 million of support was terminated, reducing our maximum obligation to $27.5 million.

(7)

The table above does not include approximately $25.4 million in capital commitments to investment partnerships in which Legg Mason is a limited partner. These obligations will be funded, as required, through the end of the commitment periods through 2011.

(8)

The table above does not include amounts for uncertain tax positions of $36.6 million (net of the federal benefit for state tax liabilities) because the timing of any related cash outflows cannot be reliably estimated.

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

Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are beyond our control, including but not limited to those discussed elsewhere herein, under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended March 31, 2009 and in our other public filings, press releases and statements by our management. Due to such risks, uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligations to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

During the quarter ended June 30, 2009, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Item 4.    Controls and Procedures

As of June 30, 2009, Legg Mason’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason’s disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason’s management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason’s disclosure controls and procedures were effective on a reasonable assurances basis.  There have been no changes in Legg Mason’s internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, Legg Mason’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1A.  Risk Factors

During the quarter ended June 30, 2009, there were no material changes to the information contained in Part I, Item 1A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets out information regarding our purchases of Legg Mason common stock in each month during the quarter ended June 30, 2009:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1, 2009 through April 30, 2009	—	$ —	—	3,900,000
May 1, 2009 through May 31, 2009	—	—	—	3,900,000
June 1, 2009 through June 30, 2009	—	—	—	3,900,000
Total	—	$ —	—	3,900,000

 (1)   On July 19, 2007, we announced that our Board of Directors authorized Legg Mason to purchase 5.0 million shares of Legg Mason common stock in open-market purchases.  There was no expiration date attached to this authorization.

Item 5.    Other Information

On July 15, 2009, Legg Mason commenced an exchange offer for 95% of its Equity Units in the form of Corporate Units (the “Units”) in order to increase its equity capital levels and reduce the amount of its outstanding debt and related interest expense.  The Company is offering to exchange up to 21,850,000 of its outstanding Units for 0.8881 of a share of Legg Mason common stock and $6.25 in cash per Unit.  The Company expects that the transaction will increase the interest coverage ratio under the Company’s bank credit facilities as a result of lower interest expense.

The exchange offer for the Units will expire on August 12, 2009, unless extended by the Company.

Item 6. Exhibits

3.1	Articles of Incorporation of Legg Mason (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

3.2	By-laws of Legg Mason as amended and restated January 23, 2007 (incorporated by reference to Legg Mason, Inc.’s Current Report on Form 8-K for the event on January 23, 2007)
10.1	Employment letter dated August 29, 2008 between Legg Mason, Inc. and David R. Odenath
10.2	Legg Mason & Co. LLC Deferred Compensentation/Phantom Stock Plan, as amended, (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009)
10.3	Legg Mason, Inc. 1996 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the definitive proxy statement for Legg Mason's 2009 Annual Meeting of Stockholders)
12	Computation of consolidated ratios of earnings to fixed charges

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended June 30, 2009, filed on August 5, 2009, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGG MASON, INC.
(Registrant)

DATE: August 5, 2009	/s/ Mark R. Fetting
Mark R. Fetting
President and
Chief Executive Officer

DATE: August 5, 2009	/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr.
Senior Vice President,
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Legg Mason (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

3.2	By-laws of Legg Mason as amended and restated January 23, 2007 (incorporated by reference to Legg Mason, Inc.’s Current Report on Form 8-K for the event on January 23, 2007)
10.1	Employment letter dated August 29, 2008 between Legg Mason, Inc. and David R. Odenath
10.2	Legg Mason & Co. LLC Deferred Compensentation/Phantom Stock Plan, as amended, (incorporated by reference to Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009)
10.3	Legg Mason, Inc. 1996 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the definitive proxy statement for Legg Mason's 2009 Annual Meeting of Stockholders)
12	Computation of consolidated ratios of earnings to fixed charges

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended June 30, 2009, filed on August 5, 2009, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text