Form 10-Q
period 2009-09-30
LEGG MASON INC
filed 2009-11-06
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

161,337,832 shares of common stock and 1,105,773 exchangeable shares as of the close of business on November 2, 2009. The exchangeable shares, which were issued by a subsidiary of the registrant, are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting and other rights equivalent to common stock.

PART I. FINANCIAL INFORMATION

Item 1.

 Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2009	March 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$ 1,548,107	$ 1,084,474
Restricted cash	22,656	41,688
Receivables:
Investment advisory and related fees	332,826	293,084
Other	231,358	306,837
Investment securities	386,597	336,092
Refundable income taxes	29,473	603,668
Deferred income taxes	91,330	94,112
Other	58,982	99,432
Total current assets	2,701,329	2,859,387
Fixed assets, net	384,111	367,043
Intangible assets, net	3,913,704	3,922,801
Goodwill	1,301,012	1,186,747
Deferred income taxes	752,154	759,433
Other	144,342	136,888
Total Assets	$ 9,196,652	$ 9,232,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued compensation	$ 258,895	$ 374,025
Accounts payable and accrued expenses	389,758	400,761
Short-term borrowings	251,475	250,000
Current portion of long-term debt	7,515	8,188
Fund support	-	20,631
Other	156,987	227,588
Total current liabilities	1,064,630	1,281,193
Deferred compensation	134,193	105,115
Deferred income taxes	262,756	258,944
Other	268,175	225,400
Long-term debt	1,698,821	2,732,002
Total Liabilities	3,428,575	4,602,654

Commitments and Contingencies

Redeemable Noncontrolling Interests	37,910	31,020

Stockholders’ Equity
Common stock, par value $.10; authorized 500,000,000 shares; issued 161,330,022 shares and 141,853,025 shares, respectively	16,133	14,185
Preferred stock, par value $10; authorized 4,000,000 shares; no shares outstanding	-	-
Shares exchangeable into common stock	2,830	3,069
Additional paid-in capital	4,431,337	3,452,530
Employee stock trust	(33,384)	(35,094)
Deferred compensation employee stock trust	33,384	35,094
Retained earnings	1,218,845	1,131,625
Accumulated other comprehensive income (loss), net	61,022	(2,784)
Total Stockholders’ Equity	5,730,167	4,598,625
Total Liabilities and Stockholders’ Equity	$ 9,196,652	$ 9,232,299

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Operating Revenues
Investment advisory fees
Separate accounts	$ 206,972	$ 283,116	$ 397,860	$ 599,791
Funds	347,371	540,829	675,395	1,110,387
Performance fees	9,566	3,437	15,250	13,582
Distribution and service fees	94,619	135,796	181,320	289,295
Other	1,368	2,959	3,155	7,113
Total operating revenues	659,896	966,137	1,272,980	2,020,168
Operating Expenses
Compensation and benefits	287,559	322,183	556,371	699,851
Distribution and servicing	174,388	278,969	346,852	586,842
Communications and technology	40,538	49,085	81,028	99,371
Occupancy	35,689	33,755	68,273	67,899
Amortization of intangible assets	5,664	9,599	11,292	19,223
Other	38,174	52,333	72,965	97,822
Total operating expenses	582,012	745,924	1,136,781	1,571,008
Operating Income	77,884	220,213	136,199	449,160
Other Non-Operating Income (Expense)
Interest income	1,737	21,025	3,558	44,293
Interest expense	(28,565)	(45,832)	(71,955)	(90,295)
Fund support	5,613	(324,640)	23,171	(591,514)
Other income (expense)	18,324	(38,646)	64,724	(37,339)
Total other non-operating income (expense)	(2,891)	(388,093)	19,498	(674,855)
Income (Loss) before Income Tax
Provision (Benefit)	74,993	(167,880)	155,697	(225,695)
Income tax provision (benefit)	27,671	(58,891)	56,051	(80,625)
Net Income (Loss)	47,322	(108,989)	99,646	(145,070)
Less: Net income (loss) attributable to noncontrolling interests	1,548	(254)	3,818	(208)
Net Income (Loss) Attributable to Legg Mason, Inc.	$ 45,774	$ (108,735)	$ 95,828	$ (144,862)

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(continued)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net Income (Loss) per Share Attributable to Legg Mason, Inc. Common Shareholders:
Basic	$ 0.30	$ (0.77)	$ 0.65	$ (1.03)
Diluted	$ 0.30	$ (0.77)	$ 0.64	$ (1.03)

Weighted Average Number of Shares Outstanding:
Basic	151,267	140,900	146,696	140,573
Diluted	153,224	140,900	148,708	140,573

Dividends Declared per Share	$ 0.03	$ 0.24	$ 0.06	$ 0.48

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net Income (Loss)	$ 47,322	$ (108,989)	$ 99,646	$ (145,070)
Other comprehensive income gains (losses):
Foreign currency translation adjustment	22,469	(46,247)	63,804	(33,709)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses), net of tax provision (benefit) of $18, $6, $2 and $(19), respectively	27	10	3	(36)
Reclassification adjustment for realized (gains) losses included in net income (loss)	(1)	1	(1)	1
Net unrealized gains (losses) on investment securities	26	11	2	(35)
Unrealized and realized gains on cash flow hedge, net of tax provision of $201 and $569, respectively	-	324	-	783
Total other comprehensive income (loss)	22,495	(45,912)	63,806	(32,961)
Comprehensive Income (Loss)	69,817	(154,901)	163,452	(178,031)
Less: Comprehensive income (loss) attributable to noncontrolling interests	1,548	(254)	3,818	(208)
Comprehensive Income (Loss) Attributable to Legg Mason, Inc.	$ 68,269	$ (154,647)	$ 159,634	$ (177,823)

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Six Months Ended September 30,
	2009	2008
COMMON STOCK
Beginning balance	$ 14,185	$ 13,856
Stock options and other stock-based compensation	9	47
Deferred compensation employee stock trust	10	11
Deferred compensation, net	60	44
Exchangeable shares	9	65
Equity Units exchanged	1,860	—
Preferred share conversions	—	37
Ending balance	16,133	14,060
SHARES EXCHANGEABLE INTO COMMON STOCK
Beginning balance	3,069	4,982
Exchanges	(239)	(1,634)
Ending balance	2,830	3,348
ADDITIONAL PAID-IN CAPITAL
Beginning balance, as reported	3,284,347	3,278,376
Recognition of conversion value of 2.5% senior notes, net of tax, pursuant to new accounting requirement	168,183	168,183
Beginning balance, as adjusted	3,452,530	3,446,559
Stock options and other stock-based compensation	10,527	23,802
Deferred compensation employee stock trust	2,325	3,382
Deferred compensation, net	14,831	15,582
Exchangeable shares	230	1,569
Equity Units exchanged (issued)	950,894	(73,430)
Preferred share conversions	—	(37)
Ending balance	4,431,337	3,417,427
EMPLOYEE STOCK TRUST
Beginning balance	(35,094)	(29,307)
Shares issued to plans	(2,158)	(2,926)
Distributions and forfeitures	3,868	—
Ending balance	(33,384)	(32,233)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	35,094	29,307
Shares issued to plans	2,158	2,926
Distributions and forfeitures	(3,868)	—
Ending balance	33,384	32,233
RETAINED EARNINGS
Beginning balance, as reported	1,155,660	3,240,359
Recognition of conversion value of 2.5% senior notes, net of tax, pursuant to new accounting requirement	(24,035)	(4,045)
Beginning balance, as adjusted	1,131,625	3,236,314
Net income (loss) attributable to Legg Mason, Inc.	95,828	(144,862)
Dividends declared	(8,608)	(68,125)
Ending balance	1,218,845	3,023,327
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET
Beginning balance	(2,784)	82,930
Unrealized holding gains (losses) on investment securities, net of tax	2	(35)
Unrealized and realized gains on cash flow hedge, net of tax	—	783
Foreign currency translation adjustment	63,804	(33,709)
Ending balance	61,022	49,969
TOTAL STOCKHOLDERS’ EQUITY	$ 5,730,167	$ 6,508,131

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$ 99,646	$ (145,070)
Loss on Equity Unit exchange	22,040	-
Non-cash items included in net income (loss):
Depreciation and amortization	55,013	66,843
Imputed interest for 2.5% convertible senior notes	16,951	15,915
Amortization of deferred sales commissions	13,217	18,420
Accretion and amortization of securities discounts and premiums, net	5,680	3,358
Stock-based compensation	23,232	26,260
Unrealized losses (gains) on investments	(84,051)	47,181
Unrealized losses (gains) on fund support	(22,115)	591,514
Deferred income taxes	16,558	(116,579)
Other	1,127	5,233
Decrease (increase) in assets excluding acquisitions:
Investment advisory and related fees receivable	(36,235)	63,999
Net sales (purchases) of trading investments	40,761	(311,731)
Refundable income taxes	574,195	(60,907)
Other receivables	88,870	3,951
Other assets	102,304	15,373
Increase (decrease) in liabilities excluding acquisitions:
Accrued compensation	(119,011)	(234,782)
Deferred compensation	29,078	(12,739)
Accounts payable and accrued expenses	(11,003)	(25,840)
Other liabilities	(158,791)	(14,746)
Cash Provided by (Used for) Operating Activities	657,466	(64,347)
Cash Flows from Investing Activities
Payments for fixed assets	(58,052)	(57,752)
Payments for business acquisition-related costs	(7,524)	-
Proceeds from sale of assets	-	181,147
Fund Support:
Restricted cash, net (principally fund support collateral)	18,789	(379,753)
Payments under liquidity fund support arrangements	-	(10,473)
Proceeds from sale of SIV securities	-	87,372
Purchases of SIV securities, net of distributions	-	(608,924)
Net increase in securities purchased under agreements to resell	-	604,642
Purchases of investment securities	(591)	(832)
Proceeds from sales and maturities of investment securities	830	1,598
Cash Used for Investing Activities	(46,548)	(182,975)

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

(Dollars in thousands)

(Unaudited)

	Six Months Ended September 30,
	2009	2008
Cash Flows from Financing Activities
Net increase in short term borrowings	1,475	-
Proceeds from issuance of long-term debt, net	-	1,095,465
Third-party distribution financing, net	(1,415)	(1,826)
Repayment of principal on long-term debt	(2,430)	(427,174)
Payment on Equity Unit exchange	(132,450)	-
Issuance of common stock	4,455	16,931
Dividends paid	(38,596)	(67,701)
Net subscriptions received from/(redemptions/distributions paid to) noncontrolling interest holders	3,072	7,452
Excess tax benefit associated with stock-based compensation	-	2,031
Cash (Used for) Provided by Financing Activities	(165,889)	625,178
Effect of Exchange Rate Changes on Cash	18,604	(4,888)
Net Increase in Cash and Cash Equivalents	463,633	372,968
Cash and Cash Equivalents at Beginning of Period	1,084,474	1,463,554
Cash and Cash Equivalents at End of Period	$ 1,548,107	$ 1,836,522

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts, unless otherwise noted)

September 30, 2009

(Unaudited)

1. Interim Basis of Reporting

The accompanying unaudited interim consolidated financial statements of Legg Mason, Inc. and its subsidiaries (collectively “Legg Mason”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  The interim consolidated financial statements have been prepared using the interim basis of reporting and, as such, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented.  Legg Mason has evaluated all subsequent events through the time that we filed these financial statements in our quarterly report on Form 10-Q Report with the Securities and Exchange Commission on November 6, 2009.

The nature of our business is such that the results of any interim period are not necessarily indicative of the results of a full year. The fiscal year-end condensed balance sheet was derived from audited financial statements and, in accordance with interim financial information standards, does not include all disclosures required by U.S. GAAP for annual financial statements.  Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation, including fund support previously reported as Other income (expense) and Net purchases of trading investments.

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

Terms such as “we,” “us,” “our,” and “company” refer to Legg Mason.

2. Significant Accounting Policies

Retrospective Accounting Policies Adopted

Certain prior year amounts have been retrospectively revised as a result of the adoption of new accounting guidance relating to the financial statement presentation of noncontrolling interests and debt with conversion and other options.

New accounting guidance relating to the financial statement presentation of noncontrolling interests has both retrospective and prospective provisions and under the retrospective provisions, minority interests have been recharacterized as noncontrolling interests and classified as a component of equity, if permanent.  Also, net income (loss) is no longer affected by minority interests, but under the new guidance, both net income (loss) and comprehensive income (loss) are attributed to noncontrolling and parent interests.  Further, the guidance requires temporary equity classification for instruments that are currently redeemable or convertible for cash or other assets at the option of the holder.  For Legg Mason, minority interests of $31,020 related to consolidated sponsored investment funds that are redeemable for cash or other assets have been recharacterized and classified as Redeemable noncontrolling interests on the Consolidated Balance Sheets as of March 31, 2009.  During the three and six months ended September 30, 2009, net income attributable to noncontrolling interests was $1,548 and $3,818, respectively. Redeemable noncontrolling interests as of September 30, 2009 and 2008, were $37,910 and $7,336, with changes during the six months then ended as follows:

	Six Months Ended September 30,
	2009	2008
Balance, beginning of period	$ 31,020	$ 92
Net income (loss) attributable to noncontrolling interests	3,818	(208)
Net subscriptions received from/ (redemptions/distributions paid to) noncontrolling interest holders	3,072	7,452
Balance, end of period	$ 37,910	$ 7,336

The prospective provisions of the new guidance do not have a material impact on Legg Mason’s consolidated financial statements.

New accounting guidance relating to debt with conversion and other options requires that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity (conversion feature) components of the instruments. As a result, interest expense should be imputed and recognized based upon the entity’s nonconvertible debt borrowing rate at the date of issuance, which results in lower net income. The 2.5% convertible senior notes issued by Legg Mason in January 2008 are subject to the new guidance. Prior to the new guidance, no portion of the proceeds from the issuance of the instrument was attributable to the conversion feature.  Upon retrospective application of the new guidance, the effects on Net loss and Net loss per share for the three and six months ended September 30, 2008, and on Long-term debt, Retained earnings, Additional paid-in capital and Deferred income tax assets as of March 31, 2009 were as follows:

	Three Months Ended	Six Months Ended
September 30, 2008
Net loss, as previously reported	$ (103,751)	$ (135,024)
Additional interest expense pursuant to the new accounting requirement, net of income taxes	(4,984)	(9,838)
Net loss attributable to Legg Mason, Inc., as currently reported	$ (108,735)	$ (144,862)

Net loss per share attributable to Legg Mason, Inc. common shareholders:
Basic, as previously reported	$ (0.74)	$ (0.96)
Additional interest expense pursuant to the new accounting requirement, net of income taxes	(0.03)	(0.07)
Basic, as currently reported	$ (0.77)	$ (1.03)
Diluted, as previously reported	$ (0.74)	$ (0.96)
Additional interest expense pursuant to the new accounting requirement, net of income taxes	(0.03)	(0.07)
Diluted, as currently reported	$ (0.77)	$ (1.03)

March 31, 2009
Long-term debt, as previously reported	$ 2,965,204
Impact of the new accounting requirement	(233,202)
Long-term debt, as currently reported	$ 2,732,002

Retained earnings, as previously reported	$ 1,155,660
Impact of the new accounting requirement	(24,035)
Retained earnings, as currently reported	$ 1,131,625

Additional paid-in capital, as previously reported	$ 3,284,347
Impact of the new accounting requirement	168,183
Additional paid-in capital, as currently reported	$ 3,452,530

Deferred income tax assets, as previously reported	$ 848,488
Impact of the new accounting requirement	(89,055)
Deferred income tax assets, as currently reported	$ 759,433

Additional disclosures required under the new accounting requirement are addressed in Note 6.

Fair Value Measurements

Accounting guidance for fair value measurement and disclosures defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Under the accounting guidance, a fair value measurement should reflect all of the assumptions that market participants would use in pricing the asset or liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance.

The fair value accounting guidance establishes a hierarchy that prioritizes the inputs for valuation techniques used to measure fair value.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

Legg Mason’s financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 - Financial instruments for which prices are quoted in active markets, which for Legg Mason include investments in publicly traded mutual funds with quoted market prices and equities listed in active markets.

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

Level 3 – Financial instruments for which values are based on unobservable inputs, including those for which there is little or no market activity.  This category includes derivative assets and liabilities related to fund support arrangements, investments in partnerships, limited liability companies, and private equity funds.  Previously, this category included derivative assets related to fund support agreements and certain owned securities issued by structured investment vehicles (“SIVs”).  This category may also include certain proprietary fund products with redemption restrictions.

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

Recent Accounting Developments

The following relevant accounting pronouncements were recently issued.

In June 2009, the FASB issued amendments relating to the consolidation of variable interest entities, which will be effective for Legg Mason in fiscal 2011.  The amendments include a new approach for determining who should consolidate a variable interest entity (“VIE”), changes to when it is necessary to reassess who should consolidate a VIE and changes in the assessment of which entities are VIEs.  The new approach for determining who should consolidate a VIE requires an analysis of whether a variable interest gives an enterprise a controlling financial interest in a VIE through both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to benefits that could potentially be significant to the VIE.  The amendments replace the quantitative approach previously required to determine whether a VIE should be consolidated with a qualitative analysis.  The amendments also require that for kick-out rights to be effective, they must be vested with one party, rather than a simple majority of parties, as under prior guidance.  Legg Mason is continuing to evaluate the impact of the amendments and currently expects that they may require the consolidation of certain sponsored funds, particularly those with performance fees, high related party ownership, or implicit variable interests, such as fund support, that will be material to its balance sheet, revenues and expenses, but have no impact on net income attributable to Legg Mason, Inc.

In September 2009, the FASB issued amendments relating to fair value measurements and disclosures of investments in certain entities that calculate net assets per share.  The new guidance permits, as a practical expedient, a reporting entity to measure the fair value of qualifying investments that do not have a readily determinable fair value, such as private equity funds and partnership investments, at net asset value per share as of the reporting date without consideration of certain attributes of the investment, such as restrictions on redemptions.  The amendments also require disclosures by major category of investment about various attributes of these investments.  Legg Mason will adopt these amendments for the reporting period ending December 31, 2009, and does not expect the adoption to materially impact its financial position or results of operations.

3.  Fair Values of Assets and Liabilities

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

	Value as of September 30, 2009
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total

ASSETS:
Investments relating to long-term incentive compensation plans(1)	$ 176,625	$ -	$ -	$ 176,625
Proprietary fund products and other investments(2)	88,022	64,650	57,300	209,972
Total trading investment securities	264,647	64,650	57,300	386,597
Available-for-sale investment securities	2,600	3,917	12	6,529
Investment in partnerships and LLCs	1,117	-	74,668	75,785
Derivative assets:
Currency hedges	2,822	-	-	2,822
Equity securities	-	-	2,061	2,061
	$ 271,186	$ 68,567	$ 134,041	$ 473,794
LIABILITIES:
Derivative liabilities:
Currency hedges	$ (1,604)	$ -	$ -	$ (1,604)

	Value as of March 31, 2009
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total

ASSETS:
Investments relating to long-term incentive compensation plans(1)	$ 128,785	$ —	$ —	$ 128,785
Proprietary fund products and other investments(2)	115,117	51,471	40,719	207,307
Total trading investment securities	243,902	51,471	40,719	336,092
Available-for-sale investment securities	3,105	3,701	12	6,818
Investment in partnerships and LLCs	796	—	58,719	59,515
Derivative assets:
Currency hedges	8,976	—	—	8,976
Equity securities	—	—	2,340	2,340
	$ 256,779	$ 55,172	$ 101,790	$ 413,741
LIABILITIES:
Derivative liabilities:
Fund support	$ —	$ —	$ (20,631)	$ (20,631)
Currency hedges	(773)	—	—	(773)
	$ (773)	$ —	$ (20,631)	$ (21,404)

(1)

Primarily mutual funds where there is minimal market risk to the Company as any change in value is offset by an adjustment to compensation expense and related deferred compensation liability.

(2)

Primarily mutual funds that are invested approximately 67% and 33% in equity and debt securities as of September 30, 2009, respectively, and were approximately equally invested in equity and debt securities as of March 31, 2009.  Includes approximately $22.5 million and $16.6 million related to noncontrolling interests of consolidated investment funds as of September 30, 2009 and March 31, 2009, respectively.

The tables below present a summary of changes in financial assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the periods from April 1, 2009 to September 30, 2009 and April 1, 2008 to September 30, 2008:

	Value as of April 1, 2009	Purchases, sales, issuances and settlements, net	Net transfer in (out) of Level 3	Realized and unrealized gains/(losses), net	Value as of September 30, 2009

ASSETS:
Proprietary fund products and other investments	$ 40,719	$ (694)	$ 10,414	$ 6,861	$ 57,300
Investment in partnerships and LLCs	58,719	14,921	—	1,028	74,668
Other investments	2,352	(530)	—	251	2,073
	$ 101,790	$ 13,697	$ 10,414	$ 8,140	$ 134,041
LIABILITIES:
Fund support	$ (20,631)	$ —	$ —	$ 20,631	$ —

Total realized and unrealized gains, net				$ 28,771

	Value as of April 1, 2008	Purchases, sales, issuances and settlements, net	Net transfer in (out) of Level 3	Realized and unrealized gains/(losses), net	Value as of September 30, 2008

ASSETS:
Securities issued by SIVs	$ 141,509	$ 521,553	$ —	$ (208,171)	$ 454,891
Proprietary fund products and other investments	23,781	(13,781)	10,210	(7,071)	13,139
Investment in partnerships and LLCs	67,022	(9,953)	—	2,415	59,484
Total return swap	45,706	(9,527)	—	(19,890)	16,289
Other investments	1,903	—	—	(701)	1,202
	$ 279,921	$ 488,292	$ 10,210	$ (233,418)	545,005
LIABILITIES:
Fund support	$ (551,654)	$ —	$ —	$ (364,345)	$ (915,999)

Total realized and unrealized (losses), net				$ (597,763)

Realized and unrealized gains and losses recorded for Level 3 investments are included in Other income (expense) on the Consolidated Statements of Operations.  The total net realized and unrealized gains (losses) of $28.8 million and $(597.8) million for the quarters ended September 30, 2009 and 2008, respectively, are attributable to the change in unrealized gains (losses) relating to the assets and liabilities still held at the reporting date.

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

	September 30, 2009	March 31, 2009
Equipment	$ 196,390	$ 180,668
Software	205,609	193,109
Leasehold improvements and capital lease assets	342,779	314,963
Total cost	744,778	688,740
Less: accumulated depreciation and amortization	(360,667)	(321,697)
Fixed assets, net	$ 384,111	$ 367,043

Depreciation and amortization expense included in operating income was $21,704 and $24,794 for the quarters ended September 30, 2009 and 2008, respectively, and $43,721 and $47,620 for the six months ended September 30, 2009 and 2008 respectively.  The increase in cost of fixed assets primarily reflects expenditures for furniture and leasehold improvements associated with the move to our new corporate headquarters.

5. Intangible Assets and Goodwill

The following tables reflect the components of intangible assets as of:

	September 30, 2009	March 31, 2009
Amortizable asset management contracts
Cost	$ 212,522	$ 208,416
Accumulated amortization	(122,250)	(108,376)
Net	90,272	100,040
Indefinite–life intangible assets
Fund management contracts	3,753,632	3,752,961
Trade names	69,800	69,800
	3,823,432	3,822,761
Intangible assets, net	$ 3,913,704	$ 3,922,801

As of September 30, 2009, management contracts are being amortized over a weighted-average life of 4.7 years. Estimated amortization expense for each of the next five fiscal years is as follows:

Remaining 2010	$ 11,512
2011	22,900
2012	19,831
2013	14,661
2014	12,455
Thereafter	8,913
Total	$ 90,272

The increase in the carrying value of goodwill for the six months ended September 30, 2009 is summarized below:

Balance, beginning of period	$ 1,186,747
Contractual acquisition earnouts	80,000
Impact of excess tax basis amortization	(10,912)
Other, including changes in foreign exchange rates	45,177
Balance, end of period	$ 1,301,012

Based on the revenues and earnings of Permal Group Ltd. (“Permal”), during the six months ended September 30, 2009, Legg Mason increased its accrual for contingent consideration, related to a fourth anniversary payment under the purchase contract for the acquisition of Permal, by $80 million, to $161 million, with a corresponding increase in goodwill.

6. Debt and Equity Units

The accreted value of long-term debt consists of the following:

	September 30, 2009			March 31, 2009
	Current Accreted Value	Unamortized Discount	Maturity Amount	Current Accreted Value
5-year term loan	$ 550,000	$ —	$ 550,000	$ 550,000
2.5% convertible senior notes	1,033,749	216,251	1,250,000	1,016,798
5.6% senior notes from Equity Units	103,039	—	103,039	1,150,000
Third-party distribution financing	2,653	—	2,653	4,067
Other term loans	16,895	—	16,895	19,325
Subtotal	1,706,336	216,251	1,922,587	2,740,190
Less: current portion	7,515	—	7,515	8,188
Total	$ 1,698,821	$ 216,251	$ 1,915,072	$ 2,732,002

As of September 30, 2009, the aggregate maturities by fiscal year of long-term debt based on the contractual terms are as follows:

Remaining 2010	$ 5,136
2011	553,515
2012	2,329
2013	843
2014	894
Thereafter	1,359,870
Total	$ 1,922,587

At September 30, 2009, the estimated fair value of long-term debt was approximately $1,703,152.

Legg Mason is accreting the carrying value of the 2.5% convertible senior notes to the principal amount at maturity using an interest rate of 6.5% (the effective borrowing rate for non-convertible debt at the time of issuance) over its expected life of seven years, resulting in additional interest expense for the quarters ended September 30, 2009 and 2008 of approximately $8.6 million and $8.1 million, respectively. The amount by which the notes’ if-converted value exceeds the accreted value as of September 30, 2009 is approximately $38.5 million using a current interest rate of 5.54%, representing a potential loss.

During the September 2009 quarter, Legg Mason completed a tender offer and retired 91% of its outstanding Equity Units (20.9 million units) including the extinguishment of $1.05 billion of its outstanding 5.6% Senior notes and termination of the related purchase contracts in exchange for the issuance of 18.6 million shares of Legg Mason common stock and a payment of $130.9 million in cash.  The cash payment was allocated between the liability and equity components of the Equity Units based on relative fair values, resulting in a loss on debt extinguishment of $22.0 million (including a non-cash charge of $6.3 million of accelerated expense of deferred issue costs) and a decrease in additional paid-in capital of $115.2 million.

Legg Mason’s $100 million, one-year revolving credit agreement for general operating purposes expired with no borrowings outstanding in September 2009.

7. Stock-Based Compensation

Compensation expense relating to stock options, the stock purchase plan and deferred compensation for the three months ended September 30, 2009 and 2008 was $3,480 and $4,270, respectively, and for the six months ended September 30, 2009 and 2008 was $9,183 and $11,218, respectively.

Stock option transactions during the six months ended September 30, 2009 and 2008, respectively, are summarized below:

	Six months ended September 30,
	2009		2008
	Number of shares	Weighted-average exercise price per share	Number of shares	Weighted-average exercise price per share
Options outstanding at March 31	5,200	$ 65.19	5,464	$ 67.20
Granted	1,455	26.81	1,147	33.97
Exercised	(24)	26.31	(489)	32.05
Canceled/ forfeited	(729)	49.01	(236)	58.32
Options outstanding at September 30	5,902	$ 58.14	5,886	$ 64.00

At September 30, 2009, options were exercisable for 2,618 shares with a weighted-average exercise price of $75.61 and a weighted-average remaining contractual life of 3.7 years.  Unamortized compensation cost related to unvested options (3,284 shares) at September 30, 2009 of $52,888 is expected to be recognized over a weighted-average period of 2.2 years.

The weighted average fair value of option grants of $12.09 and $14.23 per share for the six months ended September 30, 2009 and 2008, respectively, is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six months ended September 30,

	2009	2008
Expected dividend yield	1.45%	0.86%
Risk-free interest rate	2.86%	3.38%
Expected volatility	55.27%	48.22%
Expected lives (in years)	5.17	4.81

Compensation expense relating to restricted stock for the three months ended September 30, 2009 and 2008 was $6,879 and $6,467, respectively, and for the six months ended September 30, 2009 and 2008 was $14,049 and $15,042, respectively.

Restricted stock transactions during the six months ended September 30, 2009 and 2008, respectively, are summarized below:

	Six months ended September 30,
	2009		2008
	Number of shares	Weighted-average grant date value	Number of shares	Weighted-average grant date value
Unvested shares at March 31	1,324	$ 50.25	642	$ 98.30
Granted	626	21.50	459	53.00
Vested	(270)	59.34	(100)	105.57
Canceled/ forfeited	(51)	31.38	(26)	79.89
Unvested shares at September 30	1,629	$ 38.55	975	$ 77.09

Unamortized compensation cost related to unvested restricted stock awards at September 30, 2009 of $44,702 is expected to be recognized over a weighted-average period of 2.7 years.

Restricted stock unit transactions during the six months ended September 30, 2009 and 2008, respectively, are summarized below:

	Six months ended September 30,
	2009		2008
	Number of shares	Weighted-average grant date value	Number of shares	Weighted-average grant date value
Unvested shares at March 31	17	$ 37.23	—	—
Granted	98	22.13	16	$ 61.85
Vested	(4)	23.11	—	—
Canceled/ forfeited	—	—	(1)	61.85
Unvested shares at September 30	111	$ 24.53	15	$ 42.13

Unamortized compensation cost related to unvested restricted stock units at September 30, 2009 of $2,088 is expected to be recognized over a weighted-average period of 3.6 years.

During the quarter ended September 30, 2009, non-employee directors were issued 18 restricted stock units and 27 shares of common stock at a fair value of $1,250. As of September 30, 2009 there were 288 stock options and 38 restricted stock units outstanding. During the six months ended September 30, 2009, 27 stock options were exercised and 41 stock options were cancelled or forfeited.

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

As of September 30, 2009, the minimum annual aggregate rentals under operating leases and servicing agreements are as follows:

Remaining 2010	$ 79,969
2011	130,582
2012	119,839
2013	106,778
2014	89,089
Thereafter	685,263
Total	$ 1,211,520

The minimum rental commitments shown above have not been reduced by $119,016 for minimum sublease rentals to be received in the future under non-cancelable subleases, of which approximately 76% is due from one counterparty.  If a sub-tenant defaults on a sublease, Legg Mason may incur operating expense charges to reflect expected future sublease rentals at reduced amounts, as a result of the current commercial real estate market.

The table above also does not include aggregate obligations of $35,198 for property and equipment under capital leases, primarily related to a put/purchase option agreement with the owner of land and a building currently leased by Legg Mason.

As of September 30, 2009, Legg Mason had commitments to invest approximately $23,756 in investment vehicles. These commitments will be funded as required through the end of the respective investment periods through fiscal 2011.

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

In accordance with accounting guidance for contingencies, Legg Mason has established provisions for estimated losses from pending complaints, legal actions, investigations and proceedings when it is probable that a loss has been incurred and a reasonable estimate of loss can be made. While the ultimate resolution of these matters cannot be currently determined, in the opinion of management, after consultation with legal counsel, Legg Mason does not believe that the resolution of these actions will have a material adverse effect on Legg Mason’s financial condition. However, the results of operations could be materially affected during any period if liabilities in that period differ from Legg Mason’s prior estimates, and Legg Mason’s cash flows could be materially affected during any period in which these matters are resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period to period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution or insurance reimbursement.

Legg Mason and a current and former officer, together with an underwriter in a public offering,  were named as defendants in a consolidated legal action. The action alleged that the defendants violated the Securities Act of 1933 by omitting certain material facts with respect to the acquisition of Citigroup’s worldwide asset management business in a prospectus used in a secondary stock offering in order to artificially inflate the price of Legg Mason common stock. The action sought certification of a class of shareholders who purchased Legg Mason common stock in a secondary public offering on or about March 9, 2006 and sought unspecified damages.  Legg Mason intends to defend the action vigorously. On March 17, 2008, the action was dismissed with prejudice. The plaintiffs appealed the dismissal, and on September 30, 2009, the dismissal was affirmed by the U.S. Court of Appeals for the Second Circuit.  The plaintiffs’ only procedural alternative at this time is to request the U.S. Supreme Court to permit the plaintiffs to appeal the Second Circuit’s judgment.  Legg Mason cannot predict whether any possible future action on this case will have a material adverse effect on the Company.

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

For periods where a net loss attributable to Legg Mason, Inc. is reported, the inclusion of potentially issuable common shares will decrease the net loss per share.  Since this would be antidilutive, such shares are excluded from the calculation.  Basic and diluted earnings per share for the three and six months ended September 30, 2009 and 2008 include all vested shares of restricted stock related to Legg Mason’s deferred compensation plans.  Legg Mason issued 18,600 shares of common stock through the Equity Units tender offer and 9,096 and 4,573 shares are included in weighted average shares outstanding for the three and six months ended September 30, 2009, respectively.

The following table presents the computations of basic and diluted EPS:

	Three Months Ended September 30,
	2009		2008
	Basic	Diluted	Basic	Diluted (1)

Weighted average shares outstanding	151,267	151,267	140,900	140,900
Potential common shares:
Employee stock options	-	83	-	-
Unvested shares related to deferred compensation	-	422	-	-
Shares issuable upon payment of contingent consideration	-	1,452	-	-
Total weighted average diluted shares	151,267	153,224	140,900	140,900
Net income (loss) attributable to Legg Mason, Inc.	$ 45,774	$ 45,774	$ (108,735)	$ (108,735)
Net income (loss) per share attributable to Legg Mason, Inc. common shareholders	$ 0.30	$ 0.30	$ (0.77)	$ (0.77)

	Six Months Ended September 30,
	2009		2008
	Basic	Diluted	Basic	Diluted (1)

Weighted average shares outstanding	146,696	146,696	140,573	140,573
Potential common shares:
Employee stock options	-	25	-	-
Unvested shares related to deferred compensation	-	325	-	-
Shares issuable upon payment of contingent consideration	-	1,662	-	-
Total weighted average diluted shares	146,696	148,708	140,573	140,573
Net income (loss) attributable to Legg Mason, Inc.	$ 95,828	$ 95,828	$ (144,862)	$ (144,862)
Net income (loss) per share attributable to Legg Mason, Inc. common shareholders	$ 0.65	$ 0.64	$ (1.03)	$ (1.03)
(1) Diluted shares are the same as basic shares for periods with a loss.

The diluted EPS calculation for the three and six month periods ended September 30, 2008 excludes 5,425 and 5,270 potential common shares, respectively, that are antidilutive due to the net loss for the periods.  Also, the diluted EPS calculations for the three and six months ended September 30, 2009 and 2008 exclude any potential common shares issuable under the convertible 2.5% senior notes or the remaining convertible Equity Units because the market price of Legg Mason common stock has not exceeded the price at which conversion under either instrument would be dilutive using the treasury stock method.

In addition, during the current quarter, based on the revenues and earnings of Permal, Legg Mason increased its accrual for contingent consideration by $80 million, to $161 million, with a corresponding increase in goodwill.  Under the acquisition agreement, Legg Mason can settle up to 25% of this contingency with the issuance of its common shares and these potential shares are included in the shares issuable upon payment of contingent consideration.

Options to purchase 5,153 shares for the three months ended September 30, 2009 and 5,658 shares for the six months ended September 30, 2009, respectively, were not included in the computation of diluted earnings per share because the presumed proceeds from exercising such options exceed the average price of the common shares for the period and therefore the options are deemed antidilutive. Diluted earnings per share for the three and six months ended September 30, 2009 period also include unvested shares of restricted stock related to those plans, except for 1,221 and 1,319 shares, respectively, which were deemed antidilutive.

10. Liquidity Fund Support

The par value, support amounts, collateral and income statement impact for the three and six months ended September 30, 2009 and 2008, for all support provided to certain liquidity funds that remained outstanding as of the end of each period were as follows:

As of September 30, 2009
				Three Months		Six Months
Description	Par Value	Support Amount	Cash Collateral(1)	Pre Tax Gain(2)	After Tax Gain(3)	Pre Tax Gain(2)	After Tax Gain(3)
Capital Support Agreements – Non-asset Backed Securities	n/m	$ 5,000	$ 5,000	$ (5,613)	$ (4,041)	$ (23,171)	$ (16,565)

				As of September 30, 2008
				Three Months		Six Months
Description	Par Value	Support Amount	Cash Collateral(1)	Pre Tax Charge(2)	After Tax Charge(3)	Pre Tax Charge(2)	After Tax Charge(3)
Letters of Credit	$ 437,000	$ 150,000	$ —	$ 18,168	$ 10,695	$ 40,223	$ 22,610
Capital Support Agreements –Asset Backed Securities	2,311,000	1,025,000	1,025,000	226,008	133,044	436,807	258,160
Capital Support Agreements – Non-asset Backed Securities	n/m	20,000	20,000	13,729	8,084	13,729	8,084
Total Return Swap	640,000	640,000	174,030	14,804	8,715	19,890	11,462
Purchase of Non-bank Sponsored SIVs(4)	613,000	596,000	—	51,789	30,488	80,333	45,945
Purchase of Canadian Conduit Securities	91,000	91,000	—	142	83	532	294
Total		$ 2,522,000	$1,219,030	$ 324,640	$ 191,109	$ 591,514	$ 346,555

[1]  Included in restricted cash on the Consolidated Balance Sheet.

[2] Pre tax (gains) charges include (increases) reductions in the value of underlying securities, in addition to gains (losses), primarily related to foreign exchange forward contracts and interest payments received, of $2,540 and $(911) for  the six months ended September 30, 2009 and 2008.  These items are included in Other  income (expense) on the Consolidated Statements of Operations.

[3] After tax and after giving effect to related operating expense adjustments, if applicable.

[4]  Securities issued by SIVs.

In April 2009, due to the stabilization of the net asset value of one of the supported liquidity funds, Legg Mason terminated one capital support agreement (“CSA”) to provide up to $7 million in contributions to the fund.

In July 2009, Legg Mason terminated another CSA to provide up to $7 million in contributions to one fund.

In September 2009, a CSA to provide up to $5 million in contributions to a fund expired in accordance with its terms and no amounts were drawn thereunder.

Also in September 2009, a CSA to provide up to $22.5 million in contributions to a fund was amended to reduce the maximum contribution that the Company would make to the fund thereunder to $5 million and extend the expiration of the CSA until March 2010.

11.  Variable Interest Entities

In the normal course of its business, Legg Mason sponsors and is the manager of various types of investment vehicles that are considered VIEs. For its services, Legg Mason is entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinate management fees or other incentive fees. Legg Mason did not sell or transfer assets to any of the VIEs except for cash payments under fund support agreements. Legg Mason’s exposure to risk in these entities is generally limited to any equity investment it has made or is required to make and any earned but uncollected management fees. Uncollected management fees from these VIEs were not material at September 30, 2009 and March 31, 2009. Legg Mason has not issued any investment performance guarantees to these VIEs or their investors.

During fiscal 2010 and 2009, Legg Mason had variable interests in certain liquidity funds to which it has provided various forms of credit and capital support. After evaluating both the contractual and implied variable interests in these funds, as of September 30, 2009 and March 31, 2009, it has been determined that Legg Mason is not the primary beneficiary of these funds.

As of September 30, 2009 and March 31, 2009, Legg Mason was the primary beneficiary of one sponsored investment fund VIE, due to the level of corporate ownership, which resulted in consolidation. This VIE had total assets and total equity of $61.8 million and $48.2 million as of September 30, 2009 and March 31, 2009, respectively. Legg Mason’s investment in this VIE was $32.3 million and $26.3 million as of September 30, 2009 and March 31, 2009, respectively, which represents the maximum risk of loss. The assets of this VIE are primarily comprised of investment securities.

As of September 30, 2009 and March 31, 2009, for VIEs in which Legg Mason holds a significant variable interest or is the sponsor and holds a variable interest, but for which it was not the primary beneficiary, Legg Mason’s carrying value, the related VIEs’ assets and liabilities and maximum risk of loss were as follows:

	As of September 30, 2009
	VIE Assets That the Company Does Not Consolidate	VIE Liabilities That the Company Does Not Consolidate	Equity Interests on the Consolidated Balance Sheet	Maximum Risk of Loss*
Liquidity funds subject to capital support	$ 1,008,135	$ 915	$ —	$ 5,000
CDOs/CLOs	3,909,553	3,601,583	—	938
Other sponsored investment funds	17,681,585	2,408	46,454	65,446
Total	$ 22,599,273	$ 3,604,906	$ 46,454	$ 71,384

	As of March 31, 2009
	VIE Assets That the Company Does Not Consolidate	VIE Liabilities That the Company Does Not Consolidate	Equity Interests on the Consolidated Balance Sheet	Maximum Risk of Loss*
Liquidity funds subject to capital support	$ 7,548,539	$ 121,338	$ —	$ 41,500
CDOs/CLOs	5,116,004	4,786,604	—	1,566
Other sponsored investment funds	18,241,540	3,381	34,458	52,019
Total	$ 30,906,083	$ 4,911,323	$ 34,458	$ 95,085

*

Includes capital support to liquidity funds, equity interests the Company has made or is required to make and any earned but uncollected management fees.

The assets of these VIEs are primarily comprised of cash and cash equivalents and investment securities, and the liabilities are primarily comprised of debt and various expense accruals.

12.  Derivatives and Hedging

During the three and six months ended September 30, 2009, Legg Mason did not hold any derivatives designated in a formal hedge relationship under accounting guidance for derivative and hedging activities.

Legg Mason continues to use currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, euro, Great Britain pound, Canadian dollar, and Australian dollar.  As of September 30, 2009, Legg Mason had open currency forward contracts with aggregate gross fair values of $3,076 and $1,858, classified as Other assets and Other liabilities, respectively.  In the Consolidated Balance Sheets, Legg Mason nets the fair value of certain foreign currency forwards executed with the same counterparty where Legg Mason has both the legal right and intent to settle the contracts on a net basis.  For the quarter and six months ended September 30, 2009, Legg Mason recognized losses of $4,195 and $7,753 included in Other expense relating to currency forward contracts intended to offset actual movements in currency exchange rates.

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

Certain prior year amounts have been retrospectively revised as a result of the adoption of new accounting guidance relating to financial statement presentation of noncontrolling interests and debt with conversion and other options.  See Note 2 of Notes to Consolidated Financial Statements for more information on the adoption of new accounting guidance.

Terms such as “we,” “us,” “our,” and “company” refer to Legg Mason.

Business Environment

The financial environment in the United States continued to show further signs of improvement during the quarter ended September 30, 2009. During the quarter, equity markets rose as a result of slowing growth in unemployment rates, although still at elevated levels, stabilization of the financial sector, and improved consumer confidence and earnings across most industries. As a result, all three major U.S. equity market indices increased sharply during the quarter ended September 30, 2009. In the three months ended September 30, 2009, the NASDAQ Composite Index1 increased 16%, and the S&P 5002 and Dow Jones Industrial Average3 each increased 15%. In the six months ended September 30, 2009, the NASDAQ Composite Index, S&P 500, and Dow Jones Industrial Average increased 39%, 32%, and 28%, respectively. The Barclays Capital Global Aggregate Bond Index4 and the Barclays Capital U.S. Aggregate Bond Index4 also increased 6% and 4%, respectively, during the quarter ended September 30, 2009 and increased 11% and 6%, respectively, during the six months ended September 30, 2009.   During the quarter, the Federal Funds rate remained at 0.25%. However, despite recent improvements, the financial environment in which we operate continues to be challenging, and we expect the challenges presented by high unemployment and troubles in the real estate and credit markets to persist throughout the rest of the fiscal year. We cannot predict how these uncertainties will impact the Company’s results.

Quarter Ended September 30, 2009 Compared to Quarter Ended September 30, 2008

Assets Under Management

The components of the changes in our assets under management (“AUM”) (in billions) for the three months ended September 30 were as follows:

	2009	2008
Beginning of period	$ 656.9	$ 922.8
Investment funds, excluding liquidity funds
Sales	9.7	15.4
Redemptions	(8.8)	(21.0)
Separate account flows, net	(11.4)	(17.5)
Liquidity fund flows, net	2.4	3.1
Net client cash flows	(8.1)	(20.0)
Market performance and other (1)	53.9	(60.9)
End of period	$ 702.7	$ 841.9

(1)

Includes impact of foreign exchange

In the last three months, AUM increased by $45.8 billion or 7.0% from $656.9 billion at June 30, 2009 to $702.7 billion at September 30, 2009. The increase in AUM was attributable to market appreciation of $54 billion, of which approximately 9% resulted from the impact of foreign currency exchange fluctuation, which was partially offset by net client outflows of $8 billion. Net client outflows improved 73% compared to the quarter ended June 30, 2009 and improvements were seen in all asset classes. The majority of outflows were from fixed income with $10 billion, or 80% of the outflows, followed by equity outflows of $2 billion. Liquidity

1 NASDAQ is a trademark of the NASDAQ Stock Market, Inc., which is not affiliated with Legg Mason.

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

inflows were $4 billion. The majority of fixed income outflows were in products managed by Western Asset Management Company (“Western Asset”). Equity outflows were primarily experienced at ClearBridge Advisors LLC (“ClearBridge”) and Batterymarch Financial Management, Inc. (“Batterymarch”). However, equity and fixed income outflows continue to decline and were significantly reduced compared to last quarter, 61% and 57%, respectively.  As of September 30, 2009, our alternative investments are now classified as investment funds for reporting purposes.  Prior period amounts have been reclassified to conform to the current period presentation.

For the quarter ended September 30, 2009, Permal experienced gross redemptions of approximately $1.2 billion, of which $1.0 billion were anticipated at the end of the June 2009 quarter due to their requirement for 95 days prior written notice of redemptions.  These redemptions were substantially offset by $1.0 billion of subscriptions during the current quarter.  During the quarter, Permal reduced, from 95 days to 35 days, the requirement for prior written notice of redemptions.  It is expected that by January 2010 Permal will return to a redemption notice period of 20 days.

AUM at September 30, 2009 were $702.7 billion, a decrease of $139.2 billion or 16.5% from September 30, 2008. The decrease in AUM was attributable to net client outflows of $159 billion, partially offset by market appreciation of $20 billion, of which approximately 42% resulted from the impact of foreign currency exchange fluctuation. There were net client outflows in all asset classes. The majority of outflows were in fixed income with $98 billion, or 62% of the outflows, followed by equity outflows and liquidity outflows of $35 billion and $26 billion, respectively. The majority of fixed income outflows were in products managed by Western Asset that had experienced investment underperformance. Equity outflows were primarily experienced by products managed at ClearBridge, LMCM and Permal.  Due in part to investment underperformance, we have experienced net equity outflows since fiscal 2007.  We generally earn higher fees and profits on equity AUM, and outflows in this asset class will more negatively impact our revenues and net income than would outflows in other asset classes. In addition, we have experienced outflows in our fixed income asset class for the past several quarters. While net outflows in the equity and fixed income areas have continued we have experienced improved net flows in all asset classes over the last four quarters.

AUM by Asset Class

AUM by asset class (in billions) as of September 30 was as follows:

		% of		% of	%
	2009	Total	2008	Total	Change
Equity	$ 165.6	23.6%	$ 214.8	25.5%	(22.9) %
Fixed Income	385.7	54.9	451.8	53.7	(14.6)
Liquidity	151.4	21.5	175.3	20.8	(13.6)
Total	$ 702.7	100.0%	$ 841.9	100.0%	(16.5) %

The component changes in our AUM by asset class (in billions) for the three months ended September 30, 2009 were as follows:

	Equity	Fixed Income	Liquidity	Total
June 30, 2009	$ 143.6	$ 366.6	$ 146.7	$ 656.9
Investment funds, excluding liquidity funds
Sales	4.8	4.9	—	9.7
Redemptions	(5.5)	(3.3)	—	(8.8)
Separate account flows, net	(1.8)	(11.3)	1.7	(11.4)
Liquidity fund flows, net	—	—	2.4	2.4
Net client cash flows	(2.5)	(9.7)	4.1	(8.1)
Market performance	24.5	28.8	0.6	53.9
September 30, 2009	$ 165.6	$ 385.7	$ 151.4	$ 702.7

Average AUM by asset class (in billions) for the three months ended September 30 was as follows:

		% of		% of	%
	2009	Total	2008	Total	Change
Equity	$ 155.7	22.8%	$ 239.9	26.7%	(35.1) %
Fixed Income	377.5	55.2	476.7	53.1	(20.8)
Liquidity	150.8	22.0	181.8	20.2	(17.1)
Total	$ 684.0	100.0%	$ 898.4	100.0%	(23.9) %

AUM by Division

AUM by division (in billions) as of September 30 was as follows:

		% of		% of	%
	2009	Total	2008	Total	Change
Americas	$ 484.3	68.9%	$ 591.5	70.3%	(18.1) %
International	218.4	31.1	250.4	29.7	(12.8)
Total	$ 702.7	100.0%	$ 841.9	100.0%	(16.5) %

The component changes in our AUM by division (in billions) for the three months ended September 30, 2009 was as follows:

	Americas	International	Total
June 30, 2009	$ 457.1	$ 199.8	$ 656.9
Investment funds, excluding liquidity funds
Sales	5.9	3.8	9.7
Redemptions	(6.0)	(2.8)	(8.8)
Separate account flows, net	(7.2)	(4.2)	(11.4)
Liquidity fund flows, net	(4.5)	6.9	2.4
Net client cash flows	(11.8)	3.7	(8.1)
Market performance and other	39.0	14.9	53.9
September 30, 2009	$ 484.3	$ 218.4	$ 702.7

Investment Performance(5)

Investment performance in the quarter ended September 30, 2009 continued to improve relative to respective benchmarks from the previous quarter. Optimism seemed to dominate the markets as improved economic data further supported expectations of a global economic recovery throughout the quarter. Despite this optimism, the prolonged high jobless rate weighed heavily on investors and policy makers.  As of September 30, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods approximately 77%, 60%, 71%, and 92%, respectively, of our marketed equity composite(6) assets outpaced their benchmarks. As of September 30, 2008, for the trailing 1-year, 3-year, 5-year, and 10-year periods approximately 43%, 43%, 44%, and 95%, respectively, of our marketed equity composite assets outpaced their benchmarks.

In the fixed income markets, government yields decreased during the quarter as demand continued to be strong overseas and was supported by the Federal Reserve purchase program. With the return of an appetite for risk and credit conditions improving, many sector spreads narrowed, most notably investment-grade and high-yield credit.

The Treasury yield curve flattened from last quarter with the 30-year yield declining 0.28%. The best performing major fixed income sector was high yield as measured by the Barclays U.S. High Yield returning 14.22% and the worst performing fixed income sector was Government bonds as measured by the Barclays U.S. Government Bond returning 2.03%. As of September 30, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods approximately 82%, 15%, 23%, and 78%, respectively, of our marketed fixed income composite assets outpaced their benchmarks. As of September 30, 2008, for the trailing 1-year, 3-year, 5-year, and 10-year periods approximately 5%, 11%, 18%, and 77%, respectively, of our fixed income marketed composite assets outpaced their benchmarks.

As of September 30, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods 81%, 65%, 62%, and 81%, respectively, of our U.S. long-term mutual fund(7) assets outpaced their Lipper category average.  As of September 30, 2008, for the trailing 1-year, 3-year, 5-year, and 10-year periods 45%, 49%, 56%, and 86%, respectively, of our U.S. long-term mutual fund(7) assets outpaced their Lipper category average.

As of September 30, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods 81%, 64%, 60%, and 80%, respectively, of our U.S. equity mutual fund(7) assets outpaced their Lipper category average. As of September 30, 2008, for the trailing 1-year, 3-year, 5-year, and 10-year periods 50%, 55%, 46%, and 84%, respectively, of our U.S. equity mutual fund(7) assets outpaced their Lipper category average.

As of September 30, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods 80%, 70%, 68%, and 86%, respectively, of our U.S. fixed income mutual fund(7) assets outpaced their Lipper category average. As of September 30, 2008, for the trailing 1-year, 3-year, 5-year, and 10-year periods 36%, 37%, 68%, and 83%, respectively, of our U.S. fixed income mutual fund(7) assets outpaced their Lipper category average.

5   Index performance in this section includes reinvestment of dividends and capital gains.

6  A composite is an aggregation of discretionary portfolios (separate accounts and investment funds) into a single group that represents a particular investment objective or strategy. Each of our asset managers has its own specific guidelines for including portfolios in its marketed composites. Assets under management that are not managed in accordance with the guidelines are not included in a composite. As of September 30, 2009 and 2008, 86% of our equity assets under management in each period, and 83% and 81%, of our fixed income assets under management, respectively, were in marketed composites.

7  Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of September 30, 2009 and 2008, the U.S. long-term mutual fund assets represented in the data accounted for 14% and 13%, respectively, of our total assets under management. The performance of our U.S. long-term mutual fund assets is included in the marketed composites.

Revenue by Division

Operating revenues by division (in millions) for the three months ended September 30 were as follows:

		% of		% of	%
	2009	Total	2008	Total	Change
Americas	$ 469.6	71.2%	$ 645.5	66.8%	(27.3)%
International	190.3	28.8	320.6	33.2	(40.6)
Total	$ 659.9	100.0%	$ 966.1	100.0%	(31.7)%

The decrease in operating revenues in the Americas division was primarily due to decreased mutual fund advisory fees on assets managed by Western Asset, LMCM, and ClearBridge, decreased separate account advisory fees on assets managed by Western Asset and ClearBridge and decreased distribution and service fee revenues from U.S. retail equity and liquidity funds.  The decrease in operating revenues in the International division was primarily due to decreased fund revenues at Permal.

Results of Operations

Operating Revenues

Total operating revenues in the quarter ended September 30, 2009 were $659.9 million, down 32% from $966.1 million in the prior year quarter, primarily as a result of a 24% decrease in average AUM, driven by a decline in average equity assets of 35%, fixed income assets of 21%, and liquidity assets of 17%.  The shift in the mix of AUM from higher fee equity assets to a greater percentage of fixed income and liquidity assets also contributed to the revenue decline.

Investment advisory fees from separate accounts decreased $76.1 million, or 27%, to $207.0 million.  Of this decrease, $38.4 million was the result of lower average equity assets at ClearBridge, Private Capital Management, LP (“PCM”), LMCM, Brandywine, and Batterymarch Financial Management, Inc. (“Batterymarch”) and $33.8 million was the result of lower average fixed income assets managed at Western Asset.

Investment advisory fees from funds decreased $193.5 million, or 36%, to $347.4 million.  Of this decrease, approximately $136 million was the result of lower average equity assets managed at Permal, LMCM, ClearBridge, and Royce, and approximately $33 million was the result of lower average fixed income and liquidity assets managed at Western Asset.

Performance fees increased $6.1 million to $9.6 million, primarily as a result of higher performance fees earned on assets managed by Western Asset and alternative investment products managed by Permal.

Distribution and service fees decreased $41.2 million, or 30%, to $94.6 million, primarily as a result of a decline in average AUM of the retail share classes of our domestic equity and liquidity funds and our alternative investment products, which resulted in a decrease of $32.4 million and $9.6 million, respectively.

Operating Expenses

Operating expenses in the quarter ended September 30, 2009, when compared to the quarter ended September 30, 2008, benefited from cost reduction initiatives implemented through June 2009.  The discussion below for each of our operating expenses identifies the amount of variance attributable to these cost-saving initiatives, where the initiatives were a significant driver of the variance.  A portion of our cost saving initiatives were realized in the September 2008 quarter and thus will not be reflected in the year-over-year cost savings-related variance, and certain costs, such as compensation and promotional expenses, have increased as a result of higher levels of revenues.

Compensation and benefits decreased 11% to $287.6 million.  This decrease was primarily driven by a $56 million decrease in revenue share based compensation, primarily resulting from lower revenues in the quarter ended September 30, 2009, and the impact of cost savings initiatives such as reductions in headcount, discretionary incentives and other discretionary compensation that lowered compensation by approximately $16 million.  These were offset in part by an increase in deferred compensation obligations of approximately $39 million resulting from market gains on assets invested for deferred compensation plans (which are offset by gains in other non-operating income).  Compensation as a percentage of operating revenues increased to 43.6% from 33.3% in the prior year period primarily as a result of compensation increases related to unrealized market gains on assets invested for deferred compensation plans and a reduction in non-compensation operating expenses at affiliates under revenue-sharing agreements, which results in a corresponding increase in incentive compensation.  In addition, the impact of fixed compensation costs which do not vary with revenues, contributed to the increase.

Distribution and servicing expenses decreased 37% to $174.4 million as a result of a decrease in average AUM in certain products for which we pay fees to third-party distributors.

Communications and technology expense decreased 17% to $40.5 million, as a result of a $3.5 million reduction in printing costs, a $2.3 million reduction in technology depreciation expense, which resulted from the full depreciation of certain assets prior to the current quarter, and cost savings initiatives that contributed to a $1.9 million decrease in technology consulting fees.

Occupancy expense increased 6% to $35.7 million, primarily due to increased costs associated with the relocation to our new corporate headquarters, including approximately $1.5 million for duplicate facilities during the transition.

Amortization of intangible assets decreased 41% to $5.7 million, primarily as a result of the impact of the asset impairments during fiscal 2009, which reduced amortization expense by $3.7 million.

Other expenses decreased 27% to $38.2 million, primarily as a result of reductions in advertising and travel and entertainment costs of $3.9 million and $3.8 million, respectively, as well as $2.0 million of foreign currency gains.

As discussed above, during the quarter ended September 30, 2009, we relocated our corporate headquarters. As a result of changes in facilities utilization plans, including headcount reductions, we are currently pursuing sub-tenants for certain floors under lease.  If we secure a sublease or determine the space will not be used in the future, we expect to recognize a charge, given the current commercial real estate market, of approximately $30 million for the present value of the amount by which our commitment under our lease exceeds the amount due to us under the expected sub-lease terms. However, subsequent to any such charge, occupancy expense will be reduced by the amount of our lease costs attributable to the sublet floors.

Other Non-Operating Income (Expense)

Interest income decreased 92% to $1.7 million, primarily as a result of a decline in average interest rates earned on investment balances and lower average investment balances, which reduced interest income by $15.4 million and $4.1 million, respectively.

Interest expense decreased 38% to $28.6 million, primarily as a result of a $15.2 million decrease due to the exchange of our Equity Units in the current year quarter, as well as a $3.5 million reduction due to the repayment of $250 million of outstanding borrowings under our revolving credit facility and lower interest rates paid on our term loans.

Fund support losses decreased by $330.3 million to income of $5.6 million, primarily as a result of our elimination of structured investment vehicles (“SIV”) exposure in the fourth quarter of fiscal 2009. Due to continued improvement in financial markets during the three months ended September 30, 2009, and the related impact on the net asset values of supported liquidity funds, we reversed unrealized, non-cash losses recorded in fiscal 2009 of $5.5 million on liquidity fund support arrangements for our offshore funds.  See Note 10 of Notes to Consolidated Financial Statements for additional information.

Other income (expense) increased $57.0 million to income of $18.3 million, primarily as a result of an increase of $44.7 million in unrealized market gains on assets held in deferred compensation plans, which are substantially offset by corresponding compensation increases discussed above, and $29.8 million in unrealized market gains on investments in proprietary fund products.  These increases were offset in part by a loss related to the exchange of 91% of our Equity Units in the current period quarter of $22.0 million.

Income Tax Benefit (Expense)

The provision for income taxes was $27.7 million compared to a benefit of $58.9 million in the prior year period, primarily as a result of increased earnings due to the absence of losses related to liquidity fund support. The effective tax rate was 36.9% compared to 35.1% in the prior year period, primarily due to fund support losses in the prior year with lower state tax benefits.

Net Income (Loss) Attributable to Legg Mason, Inc.

Net income attributable to Legg Mason, Inc. for the three months ended September 30, 2009 totaled $45.8 million, or $0.30 per diluted share, compared to net loss of $108.7 million, or $0.77 per diluted share, in the prior year period.  Cash income (see Supplemental Non-GAAP Financial Information) for the quarter ended September 30, 2009 totaled $94.0 million, or $0.61 per diluted share, compared to cash loss of $50.9 million, or $0.36 per diluted share, in the prior year quarter.  These increases were due to losses related to liquidity fund support in the prior year quarter, net of income tax benefits, which were offset in part by an overall reduction in our operating revenues due to a 24% decline in average AUM.  The pre-tax profit margin increased to 11.4% from (17.4%) in the prior year period.  The pre-tax profit margin, as adjusted (see Supplemental Non-GAAP Financial Information), for the quarters ended September 30, 2009 and 2008 was 15.4% and (24.4%), respectively.  During the quarter ended September 30, 2009, gains related to liquidity fund support increased the pre-tax profit margin and pre-tax profit margin, as adjusted, by 0.9 percentage points and 1.2 percentage points, respectively.  During the quarter ended September 30, 2008, losses related to liquidity fund support reduced the pre-tax profit margin and the pre-tax profit margin, as adjusted, by 32.0 percentage points and 45.1 percentage points, respectively.

Six Months Ended September 30, 2009 Compared to Six Months Ended September 30, 2008

Assets Under Management

The components of the changes in our assets under management (“AUM”) (in billions) for the six months ended September 30 were as follows:

	2009	2008
Beginning of period	$ 632.4	$ 950.1
Investment funds, excluding liquidity funds
Sales	17.8	28.7
Redemptions	(20.0)	(38.8)
Separate account flows, net	(36.6)	(37.0)
Liquidity fund flows, net	0.4	8.6
Net client cash flows	(38.4)	(38.5)
Market performance and other (1)	108.7	(69.2)
Acquisitions (dispositions), net	-	(0.5)
End of period	$ 702.7	$ 841.9

(1)

Includes impact of foreign exchange

AUM by Asset Class

Average AUM by asset class (in billions) for the six months ended September 30 was as follows:

		% of		% of	%
	2009	Total	2008	Total	Change
Equity	$ 147.3	22.1%	$ 255.7	27.7%	(42.4) %
Fixed Income	370.4	55.5	489.3	53.0	(24.3)
Liquidity	149.2	22.4	178.6	19.3	(16.5)
Total	$ 666.9	100.0%	$ 923.6	100.0%	(27.8) %

The component changes in our AUM by asset class (in billions) for the six months ended September 30, 2009 were as follows:

	Equity	Fixed Income	Liquidity	Total
March 31, 2009	$ 126.9	$ 357.6	$ 147.9	$ 632.4
Investment funds, excluding liquidity funds
Sales	9.0	8.8	—	17.8
Redemptions	(12.0)	(8.0)	—	(20.0)
Separate account flows, net	(5.9)	(32.6)	1.9	(36.6)
Liquidity fund flows, net	—	—	0.4	0.4
Net client cash flows	(8.9)	(31.8)	2.3	(38.4)
Market performance and other	47.6	59.9	1.2	108.7
September 30, 2009	$ 165.6	$ 385.7	$ 151.4	$ 702.7

AUM by Division

The component changes in our AUM by division (in billions) for the six months ended September 30, 2009 were as follows:

	Americas	International	Total
March 31, 2009	$ 446.7	$ 185.7	$ 632.4
Investment funds, excluding liquidity funds
Sales	11.3	6.5	17.8
Redemptions	(12.9)	(7.1)	(20.0)
Separate account flows, net	(27.6)	(9.0)	(36.6)
Liquidity fund flows, net	(9.6)	10.0	0.4
Net client cash flows	(38.8)	0.4	(38.4)
Market performance and other	76.4	32.3	108.7
September 30, 2009	$ 484.3	$ 218.4	$ 702.7

In the last six months, AUM increased by $70.3 billion or 11% from $632.4 billion at March 31, 2009. The increase in AUM was attributable to market appreciation of $109 billion, of which approximately 11% resulted from the impact of foreign currency exchange fluctuation, which was partially offset by net client outflows of $38 billion. The majority of outflows were in fixed income with $32 billion, or 78% of the outflows, followed by equity outflows of $9 billion and partially offset by net liquidity inflows of $2 billion. The majority of fixed income outflows were in products managed by Western Asset and Brandywine Global Investment Management, LLC (“Brandywine”) that had experienced investment underperformance. Equity outflows, which in part were driven by investment underperformance, particularly in prior quarters, were primarily experienced by equity products managed at ClearBridge, LMCM, and Batterymarch.  Permal also had outflows.

Revenue by Division

Operating revenues by division (in millions) for the six months ended September 30 were as follows:

		% of		% of	%
	2009	Total	2008	Total	Change
Americas	$ 914.2	71.8%	$ 1,359.5	67.3%	(32.8)%
International	358.8	28.2	660.7	32.7	(45.7)
Total	$ 1,273.0	100.0%	$ 2,020.2	100.0%	(37.0)%

The decrease in operating revenues in the Americas division was primarily due to decreased mutual fund advisory fees on assets managed by Western Asset, LMCM, ClearBridge and Royce & Associates, LLC (“Royce”), decreased separate account advisory fees on assets managed by Western Asset and ClearBridge and decreased distribution and service fee revenues from U.S. retail equity funds.  The decrease in operating revenues in the International division was primarily due to decreased fund revenues at Permal and decreased separate account advisory fees on assets managed by the international operations of Western Asset.

Results of Operations

Operating Revenues

Total operating revenues in the six months ended September 30, 2009 were $1.27 billion, down 37% from $2.02 billion in the prior year period, primarily as a result of a 28% decrease in average AUM, driven by a decline in average equity assets of 47%, fixed income assets of 24%, and liquidity assets of 10%.  The shift in the mix of AUM from higher fee equity assets to a greater percentage of fixed income and liquidity assets also contributed to the revenue decline.

Investment advisory fees from separate accounts decreased $201.9 million, or 34%, to $397.9 million.  Of this decrease, $107.1 million was the result of lower average equity assets at ClearBridge, PCM, LMCM, Brandywine, and Batterymarch and $77.2 million was the result of lower average fixed income assets managed at Western Asset.

Investment advisory fees from funds decreased $435.0 million, or 39%, to $675.4 million.  Of this decrease, approximately $315 million was the result of lower average equity assets managed at Permal, LMCM, ClearBridge, and Royce, and approximately $68 million was the result of lower average fixed income and liquidity assets managed at Western Asset.

Performance fees increased $1.7 million, or 12%, to $15.3 million, primarily as a result of fees earned on assets managed at Western Asset.

Distribution and service fees decreased $108.0 million, or 37%, to $181.3 million, primarily as a result of a decline in average AUM of the retail share classes of our domestic equity and liquidity funds and our alternative investment products, which resulted in a decrease of $79.2 million and $17.8 million, respectively.

Operating Expenses

Compensation and benefits decreased 21% to $556.4 million.  This decrease was primarily driven by a $164 million decrease in revenue share based compensation, primarily resulting from lower revenues in the six months ended September 30, 2009, and the impact of cost savings initiatives such as reductions in headcount, discretionary incentives and other discretionary compensation that lowered compensation by approximately $39 million.  These were offset in part by an increase in deferred compensation obligations of approximately $65 million resulting from market gains on assets invested for deferred compensation plans (which are offset by gains in other non-operating income (expense)).  Compensation as a percentage of operating revenues increased to 43.7% from 34.6% in the prior year period primarily as a result of compensation increases related to unrealized market gains on assets invested for deferred compensation plans, the impact of fixed compensation costs which do not vary with revenues and reduced revenues at affiliates without a proportionate reduction in incentive compensation.

Distribution and servicing expenses decreased 41% to $346.9 million as a result of a decrease in average AUM in certain products for which we pay fees to third-party distributors.

Communications and technology expense decreased 18% to $81.0 million, primarily as a result of cost savings initiatives that led to an $8.7 million decrease in technology consulting fees and telecommunications services.  Reductions in printing costs and lower technology depreciation expense, which resulted from the full depreciation of certain assets prior to or during the six months ended September 30, 2009, of $5.1 million and $3.9 million, respectively, also contributed to the decrease.

Occupancy expense increased 1% to $68.3 million, primarily due to $4.4 million of incremental costs from the relocation of our corporate headquarters, which was partially offset by the impact of the recognition of a $3.4 million loss related to a sublease agreement recorded in the prior year period.

Amortization of intangible assets decreased 41% to $11.3 million, primarily as a result of the impact of the asset impairments during fiscal 2009, which reduced amortization expense by $7.3 million.

Other expenses decreased 25% to $73.0 million, primarily as a result of cost savings initiatives that contributed to reduced travel and entertainment costs of $13.1 million and advertising costs of $5.8 million.

Other Non-Operating Income (Expense)

Interest income decreased 92% to $3.6 million, primarily as a result of a decline in average interest rates and lower average investment balances, which reduced interest income by $29.5 million and $10.7 million, respectively.

Interest expense decreased 20% to $72.0 million, primarily as the result of a $15.0 million decrease due to the repayment of our 6.75% senior notes in July 2008, the repayment of $250 million of the outstanding borrowings under our revolving credit facility in March 2009 and lower interest rates paid on our term loans.  The exchange of our Equity Units in the six months ended September 30, 2009 also reduced interest expense by $7.0 million.  These decreases were offset in part by an increase in amortization of debt issuance costs of $2.2 million.

Due to improvement in financial markets during the six months ended September 30, 2009, and the related impact on the net asset values of supported liquidity funds, we reversed unrealized, non-cash losses recorded in fiscal 2009 of $20.6 million related to liquidity fund support arrangements for our offshore funds.  During the six months ended September 30, 2008, we recorded losses of $591.5 million related to liquidity fund support.  See Note 10 of Notes to Consolidated Financial Statements for additional information.

Other income (expense) increased $102.1 million to income of $64.7 million, primarily as a result of an increase of $74.0 million in unrealized market gains on assets held in deferred compensation plans, which are substantially offset by corresponding compensation increases discussed above, and $51.6 million in unrealized market gains on investments in proprietary fund products.  These increases were offset in part by the impact of $22.0 million in charges related to the exchange of 91% of our Equity Units in the current quarter.

Income Tax Benefit (Expense)

The provision for income taxes was $56.1 million compared to a benefit of $80.6 million in the prior year period, primarily as a result of increased earnings due to the absence of losses related to liquidity fund support. The effective tax rate was 36.0% compared to 35.7% in the prior year period.

Net Income (Loss) Attributable to Legg Mason, Inc.

Net income attributable to Legg Mason, Inc. for the six months ended September 30, 2009 totaled $95.8 million, or $0.64 per diluted share, compared to net loss attributable to Legg Mason, Inc. of $144.9 million, or $1.03 per diluted share, in the prior year period.  Cash income (see Supplemental Non-GAAP Financial Information) for the six months ended September 30, 2009 totaled $193.4 million, or $1.30 per diluted share, compared to cash loss of $39.9 million, or $0.28 per diluted share in the prior year period.  These increases were due to a reduction in losses related to liquidity fund support, net of income tax benefits, and the reduction of our operating expenses as a result of cost-savings initiatives implemented during fiscal 2009, which were offset in part by an overall reduction in our operating revenues due to a 28% decline in average AUM.  The pre-tax profit margin increased to 12.2% from (11.2%) in the prior year period.  The pre-tax profit margin, as adjusted (see Supplemental Non-GAAP Financial Information), for the six months ended September 30, 2009 and 2008 was 16.8% and (15.7%), respectively.  During the six months ended September 30, 2009, gains related to liquidity fund support increased the pre-tax profit margin and pre-tax profit margin, as adjusted, by 1.8 percentage points and 2.5 percentage points, respectively.  During the six months ended September 30, 2008, losses related to liquidity fund support reduced the pre-tax profit margin and the pre-tax profit margin, as adjusted, by 27.8 percentage points and 39.2 percentage points, respectively.

Quarter Ended September 30, 2009 Compared to Quarter Ended June 30, 2009

Results of Operations

Net income attributable to Legg Mason, Inc. for the quarter ended September 30, 2009 was $45.8 million, or $0.30 per diluted share, compared to $50.1 million, or $0.35 per diluted share, in the quarter ended June 30, 2009.  Operating revenues increased 8%, from $613.1 million in the June 2009 quarter to $659.9 million in the September 2009 quarter, reflecting a 6% increase in average AUM, as well as an increase in the percentage of higher yielding equity assets and higher performance fees.  Operating expenses increased 5%, from $554.8 million in the June 2009 quarter to $582.0 million in the September 2009 quarter.  This increase was primarily attributable to an increase in revenue-share based compensation expense on higher revenues, and $3.5 million in additional occupancy expense related to the move of our corporate headquarters during the September quarter.  Other income (expense) was ($2.9) million, compared to $22.4 million in the June 2009 quarter.  The decrease in other income (expense) was primarily due to an $11.9 million decrease in gains from fund support, a $7.3 million decline in market gains on assets invested for deferred compensation plans and seed investments, which have a corresponding offset in compensation and benefits, and $22.0 million of transaction costs from the exchange of our Equity Units, which was partially offset by a $14.8 million reduction in interest expense from the exchange.  Cash income (see Supplemental Non-GAAP Financial Information) was $94.0 million, or $0.61 per diluted share, for the September quarter, compared to $99.3 million, or $0.69 per diluted share, in the June quarter. The decrease was attributable to the decrease in other income (expense) and increase in operating expenses, which were partially offset by the increase in operating revenues, as described above. The pre-tax profit margin was 11.4% in the September 2009 quarter compared to 13.2% in the prior quarter.  The pre-tax profit margin, as adjusted (see Supplemental Non-GAAP Financial Information), was 15.4% in the September 2009 quarter compared to 18.3% in the June 2009 quarter.

Supplemental Non-GAAP Financial Information

Cash Income

As supplemental information, we are providing a performance measure that is based on a methodology other than generally accepted accounting principles (“non-GAAP”) for “cash income” that management uses as a benchmark in evaluating and comparing the period-to-period operating performance of Legg Mason.

We define “cash income” as net income (loss) attributable to Legg Mason, Inc., plus amortization and deferred taxes related to intangible assets and goodwill, and imputed interest and tax benefits on contingent convertible debt less deferred income taxes on goodwill and intangible asset impairment.

We believe that cash income (loss) provides a good representation of our operating performance adjusted for non-cash acquisition related items and other items that facilitate comparison of our results to the results of other asset management firms that have not issued contingent convertible debt or made significant acquisitions, including any related goodwill or intangible asset impairments.

We also believe that cash income (loss) is an important metric in estimating the value of an asset management business.  This measure is provided in addition to net income (loss), but is not a substitute for net income (loss) and may not be comparable to non-GAAP performance measures, including measures of cash earnings or cash income, of other companies. Further, cash income (loss) is not a liquidity measure and should not be used in place of cash flow measures determined under GAAP. We consider cash income to be useful to investors because it is an important metric in measuring the economic performance of asset management companies, as an indicator of value and because it facilitates comparisons of our operating results with the results of other asset management firms that have not issued contingent convertible debt or engaged in significant acquisitions.

In calculating cash income, we add the impact of the amortization of intangible assets from acquisitions, such as management contracts, to net income (loss) to reflect the fact that these non-cash expenses distort comparisons of our operating results with the results of other asset management firms that have not engaged in significant acquisitions. Deferred taxes on indefinite-life intangible assets and goodwill represent actual tax benefits that are not realized under GAAP absent an impairment charge or the disposition of the related business. Because we actually receive these tax benefits on indefinite-life intangible assets and goodwill over time, we add them to net income in the calculation of cash income. Conversely, we subtract the income tax benefits on these impairment charges that have been recognized under GAAP.  We also include imputed interest, which is a non-cash expense, on contingent convertible debt required by new accounting guidance as well as the actual tax benefits on the related contingent convertible debt that are not realized under GAAP.

Should a disposition or impairment charge for indefinite-life intangibles or goodwill occur, its impact on cash income may distort actual changes in the operating performance or value of our firm. Accordingly, we monitor these items and their related impact, including taxes, on cash income to ensure that appropriate adjustments and explanations accompany disclosures.

Although depreciation and amortization on fixed assets are non-cash expenses, we do not add these charges in calculating cash income (loss) because these charges are related to assets that will ultimately require replacement.

A reconciliation of net income (loss) attributable to Legg Mason, Inc. to cash income (loss) (in thousands except per share amounts) is as follows:

	Three Months Ended
	September 30,	June 30,	September 30,
	2009	2009	2008
Net income (loss) attributable to Legg Mason, Inc.	$ 45,774	$ 50,054	$ (108,735)
Plus:
Amortization of intangible assets	5,664	5,628	9,599
Deferred income taxes on intangible assets	34,023	35,297	40,201
Imputed interest on convertible debt	8,587	8,364	8,062
Cash income (loss)	$ 94,048	$ 99,343	$ (50,873)

Net income (loss) per diluted share	$ 0.30	$ 0.35	$ (0.77)
Plus:
Amortization of intangible assets	0.04	0.04	0.07
Deferred income taxes on intangible assets	0.22	0.24	0.28
Imputed interest on convertible debt	0.05	0.06	0.06
Cash income (loss)	$ 0.61	$ 0.69	$ (0.36)

The decrease in cash income from the quarter ended June 30, 2009, was primarily driven by the decrease in other income (expense) and increase in operating expenses, which were partially offset by the increase in operating revenues, as described above.  The increase in cash income from the quarter ended September 30, 2008, was primarily driven by the increases in net income attributable to Legg Mason, Inc., as described above.  Deferred income taxes on intangible assets in the quarter ended September 30, 2008 includes the impact of imputed interest on a contingent earnout payment to PCM in that quarter.

	Six Months Ended
	September 30,
	2009	2008
Net income (loss) attributable to Legg Mason, Inc.	$ 95,828	$ (144,862)
Plus:
Amortization of intangible assets	11,292	19,223
Deferred income taxes on intangible assets	69,320	69,855
Imputed interest on convertible debt	16,951	15,915
Cash income (loss)	$ 193,391	$ (39,869)

Net income (loss) per diluted share	$ 0.64	$ (1.03)
Plus:
Amortization of intangible assets	0.08	0.14
Deferred income taxes on intangible assets	0.47	0.50
Imputed interest on convertible debt	0.11	0.11
Cash income (loss)	$ 1.30	$ (0.28)

The increase in cash income from the six months ended September 30, 2008, was primarily driven by the increases in net income attributable to Legg Mason, Inc., as described above.  The decrease in amortization of intangible assets is due to the impact of impairments recognized during fiscal 2009.

Pre-tax Profit Margin, as adjusted

We calculate “pre-tax margin, as adjusted,” by dividing income (loss) from operations before income tax provision by our operating revenues less distribution and servicing expenses that are passed through to third-party distributors, which we refer to as “adjusted operating revenues”.  We believe that pre-tax profit margin adjusted for distribution and servicing expense is a useful measure of our performance because it indicates what our pre-tax profit margin would have been without the distribution revenues that are passed through to third parties as a direct cost of selling our products, and thus shows the effect of these revenues on our pre-tax profit margin. This measure is provided in addition to the pre-tax profit margin calculated under GAAP, but is not a substitute for calculations of margin under GAAP and may not be comparable to non-GAAP performance measures, including measures of adjusted margins, of other companies.

A reconciliation of pre-tax profit margin adjusted for distribution and servicing expense is as follows:

	Three Months Ended
	September 30,
	2009	2008
Operating Revenues, GAAP basis	$ 659,896	$ 966,137
Less:
Distribution and servicing expense	174,388	278,969
Operating Revenues, as adjusted	$ 485,508	$ 687,168

Income (Loss) before Income Tax Provision (Benefit)	$ 74,993	$ (167,880)

Pre-tax profit margin, GAAP basis	11.4%	(17.4%)
Pre-tax profit margin, as adjusted	15.4	(24.4)

	Six Months Ended
	September 30,
	2009	2008
Operating Revenues, GAAP basis	$ 1,272,980	$ 2,020,168
Less:
Distribution and servicing expense	346,852	586,842
Operating Revenues, as adjusted	$ 926,128	$ 1,433,326

Income (Loss) before Income Tax Provision (Benefit)	$ 155,697	$ (225,695)

Pre-tax profit margin, GAAP basis	12.2%	(11.2%)
Pre-tax profit margin, as adjusted	16.8	(15.7)

Liquidity and Capital Resources

The primary objective of our capital structure and funding practices is to appropriately support Legg Mason’s business strategies and to provide needed liquidity, including maintaining required capital in certain subsidiaries. Liquidity and the access to liquidity is important to the success of our ongoing operations. For a further discussion of our principal liquidity and capital resources policies, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, investment advisory and related fee receivables and investment securities.  Our assets have been principally funded by equity capital, long-term debt and the results of operations. At September 30, 2009, our cash, total assets, long-term debt and stockholders’ equity were $1.5 billion, $9.2 billion, $1.7 billion and $5.7 billion, respectively.

The following table summarizes our consolidated statements of cash flows for the six months ended September 30 (in millions):

	2009	2008
Cash flows from (used for) operating activities	$ 657.5	$ (64.3)
Cash flows used for investing activities	(46.6)	(183.0)
Cash flows from (used for) financing activities	(165.9)	625.2
Effect of exchange rate changes	18.6	(4.9)
Net change in cash and cash equivalents	463.6	373.0
Cash and cash equivalents, beginning of period	1,084.5	1,463.5
Cash and cash equivalents, end of period	$ 1,548.1	$ 1,836.5

Cash flows from operating activities were $657.5 million during the six months ended September 30, 2009, primarily attributable to approximately $580 million in income tax refunds received during the June quarter.

Cash outflows for investing activities during the six months ended September 30, 2009 were $46.6 million, primarily attributable to payments for fixed assets of $58.1 million, principally associated with the relocation of our corporate headquarters, partially offset by fund support collateral received of $18.8 million due to the amendment, termination and expiration of certain capital support agreements.

Cash outflows for financing activities during the six months ended September 30, 2009 were $165.9 million primarily due to $132.5 million of cash consideration for the Equity Units conversion and the payment of cash dividends.  On October 27, 2009, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.03 per share payable on January 11, 2010.

We expect that over the next 12 months our operating activities will be adequate to support our operating cash needs.  The corporate expense reductions achieved as of June 30, 2009 will help increase this cash flow.  Although certain costs, such as compensation and promotional expenses, will increase with higher levels of revenues, we will continue to closely monitor our cost base.  In addition, we received approximately $580 million in tax refunds during the June quarter, primarily attributable to the tax benefits from the realized losses incurred on the sale of securities issued by SIVs in fiscal 2009.  Also, net operating loss carryforwards and future deductions for purchased goodwill and intangibles aggregating approximately $4.7 billion will reduce future taxable income and related U.S. federal tax payments, thus providing significant future cash flow benefits to the Company.  Currently proposed federal legislation to extend the net operating loss carryback period from two to five years, if enacted in its current form, would enable us to utilize approximately $1.3 billion of net operating loss deductions and realize a federal tax refund during the current fiscal year, which approximates $450 million.

In addition to our ordinary operating cash needs, as discussed above, we anticipate several other cash needs during the next 12 months. We will make a fourth anniversary payment, in connection with the acquisition of Permal, in November 2009 of approximately $170 million, $161 million of which has been accrued as of September 30, 2009.  We may elect to pay up to 25% of this payment in shares of our common stock.  In addition, during fiscal 2010, we moved into a new corporate headquarters and will incur total capital expenditures for the new building of approximately $93 million, primarily for leasehold improvements, fixtures and furniture, of which approximately $78 million has been paid as of September 30, 2009. We may also elect to utilize our available resources for any number of activities, including seed capital investments in new products, repayment of outstanding debt, or acquisitions.

During the September quarter, we completed an exchange offer for 95% of our Equity Units in the form of Corporate Units in order to increase our equity capital levels and reduce the amount of our outstanding debt and related interest expense. The Company exchanged 91% of its outstanding Corporate Units, for 0.8881 of a share of our common stock and $6.25 in cash per Corporate Unit, equating to 18.6 million shares of Legg Mason common stock and $132.5 million of cash, including cash paid in lieu of fractional shares and transaction costs. The transaction will increase the interest coverage ratio under our bank credit facilities as a result of lower interest expense. In connection with this transaction, we incurred transaction costs of approximately $22 million in the September 2009 quarter, of which $15.7 million was in cash.

As described above, we currently project that our available cash and cash flows from operating activities will be sufficient to fund our liquidity needs. Accordingly, we do not currently expect to raise additional debt or equity financing over the next 12 months but we may elect to refinance or restructure a portion of our debt over that time period. However, there can be no assurances of these expectations as our projections could prove to be incorrect, unexpected events may occur that require additional liquidity, such as an acquisition opportunity, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If this were to occur, we would likely seek to manage our available resources by taking actions such as additional cost-cutting, reducing our expected expenditures on investments, selling assets (such as investment securities), repatriating earnings from foreign subsidiaries, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, we may seek to raise additional equity or debt.

The agreements entered into as part of our January 2008 issuance of $1.25 billion in 2.5% convertible senior notes prevent us from incurring additional debt, with a few exceptions, if our debt to EBITDA ratio (as defined in the documents) exceeds 2.5.  The May 2008 issuance of Equity Units resulted in our debt to EBITDA ratio exceeding that limit, although we received a waiver of the covenant to allow us to complete the transaction.  The waiver prevents us from issuing more than $250 million in additional debt at any time when our debt to EBITDA ratio exceeds 2.5.  The sales of SIV securities during fiscal 2009 reduced our EBITDA under the definition, thus further increasing our ratio for purposes of this covenant.  As a result of these two events, we may not, subject to a few limited exceptions, incur more than $250 million in new indebtedness until the effects of the sales of SIV securities is no longer in the trailing 12 month EBITDA calculation and when we have substantially reduced our outstanding indebtedness.

As of September 30, 2009, our financial covenants under our bank agreements include: maximum net debt to EBITDA ratio of 3.0 and minimum EBITDA to interest expense ratio of 4.0.  Debt is defined to include all obligations for borrowed money, excluding the debt incurred in the equity units offering and non-recourse debt, and under capital leases. Under these net debt covenants, our debt is reduced by the amount of our unrestricted cash in excess of $500 million in working capital.  EBITDA is defined as consolidated net income plus/minus tax expense, interest expense, depreciation and amortization, amortization of intangibles, any extraordinary expenses or losses, any non-cash charges and up to $3.0 billion in realized losses resulting from liquidity fund support. As of September 30, 2009, Legg Mason’s net debt to EBITDA ratio was 1.7 and EBITDA to interest expense ratio was 4.9. As a result of the completion of our Equity Units tender offer, and related reduction in interest expense, our proforma EBITDA (trailing 12 months) to interest expense ratio was 8.7 as of September 30, 2009.  The use of cash in the offer slightly increased our net debt to EBITDA ratio.  If our net income significantly declines, or if we spend our available cash, it may impact our ability to maintain compliance with these covenants.  If we determine that our compliance with these covenants may be under pressure, we may elect to take a number of actions, including reducing our expenses in order to increase our EBITDA, use available cash to repay all or a portion of our $800 million outstanding debt subject to these covenants or seek to negotiate with our lenders to modify the terms or to restructure our debt.  We anticipate that we will have available cash to repay all or a portion of our bank debt, should it be necessary. Using available cash to repay indebtedness would make the cash unavailable for other uses and might affect the liquidity discussions and conclusions above. Entering into any modification or restructuring of our debt would likely result in additional fees or interest payments.

In July 2009, Fitch Ratings and Moody’s Investor Services (“Moody’s”) downgraded Legg Mason's debt rating to BBB+ from A- and to Baa1 from A3, respectively.  Both rating agencies removed us from ratings watch negative and assigned a stable outlook.  The downgrade by Moody’s will result in an annual increase in interest expense of approximately $2.1 million.

Liquidity Fund Support

As of September 30 and March 31, 2009, the amounts of our remaining liquidity fund support and related cash collateral (in thousands) were as follows:

	Earliest	September 30, 2009		March 31, 2009
Description	Transaction Date	Support Amount	Cash Collateral (1)	Support Amount	Cash Collateral(1)
Capital Support Agreements(2)	September 2008	$5,000	$5,000	$ 34,500	$ 34,500
Capital Support Agreements(3)	October 2008	—	—	7,000	7,000
Total		$5,000	$5,000	$ 41,500	$ 41,500

(1)

Included in restricted cash on the Consolidated Balance Sheet

(2)

Pertains to Western Asset Institutional Money Market Fund, Western (formerly Citi) Institutional Liquidity Fund P.L.C. (Euro Fund) and Western (formerly Citi) Institutional Liquidity Fund P.L.C. (Sterling Fund) as of March 31, 2009.  The capital support agreements (“CSAs”) with the Western Asset Institutional Money Market Fund and Western (formerly Citi) Institutional Liquidity Fund P.L.C. (Sterling Fund) were terminated in April 2009 and September 2009, respectively, and $7 million and $5 million, respectively, of collateral was returned.  Additionally, in September 2009, the CSA with the Western (formerly Citi) Institutional Liquidity Fund P.L.C. (Euro Fund) was amended to reduce the maximum contributions we will make under the CSA from $22,500 to $5,000, and extend the expiration of the CSA to March 2010.

(3)

Pertains to Western (formerly Citi) Institutional Liquidity Fund P.L.C. (USD Fund).  During July 2009, this CSA was terminated and collateral was returned.

Contractual Obligations and Contingent Payments

We have contractual obligations to make future payments in connection with our short and long-term debt, non-cancelable lease agreements and service agreements. In addition, we may be required to make contingent payments under business purchase agreements if certain future events occur.

The following table sets forth these contractual and contingent obligations (in millions) by fiscal year as of September 30, 2009, unless otherwise noted:

	Remaining 2010	2011	2012	2013	2014	Thereafter	Total
Contractual Obligations
Short-term borrowings(1)	$ 251.5	$ —	$ —	$ —	$ —	$ —	$ 251.5
Long-term borrowings by contract maturity(2)	5.1	553.5	2.3	0.9	0.9	1,359.9	1,922.6
Interest on short-term and long-term borrowings(2)(3)	30.7	47.7	39.0	38.9	38.9	84.2	279.4
Minimum rental and service commitments	80.0	130.6	119.8	106.8	89.1	685.2	1,211.5
Minimum commitments under capital leases(4)	30.5	2.8	1.9	—	—	—	35.2
Total Contractual Obligations	397.8	734.6	163.0	146.6	128.9	2,129.3	3,700.2
Contingent Obligations
Contingent payments related to business acquisitions(5)	170.0	—	150.0	—	—	—	320.0
Capital support(6)	5.0	—	—	—	—	—	5.0
Total Contractual and Contingent Obligations(7,8)	$ 569.8	$ 734.6	$ 316.0	$ 146.6	$ 128.9	$ 2,129.3	$ 4,025.2

(1)

Represents borrowing under our revolving line of credit which does not expire until October 2010.  However, we may elect to repay this debt sooner if we have sufficient available cash.

(2) Reflects reductions in long-term borrowings and interest on long-term borrowings as a result of the exchange of our Equity Units in August 2009.

(3)

Interest on floating rate long-term debt is based on rates at September 30, 2009.

(4)

The amount of commitments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of the agreements.

(5)

The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of business purchase agreements.

(6) The amount of contingent obligations under capital support agreements represents the maximum amount that could be payable at any time up through the contracts’ termination dates.  In July 2009, a CSA to provide up to $7.0 million of support was terminated and in September 2009 the termination of a CSA to provide up to $5.0 million of support and the amendment of an existing agreement of $22.5 million, reduced our maximum obligation to $5.0 million.

(7)

The table above does not include approximately $23.8 million in capital commitments to investment partnerships in which Legg Mason is a limited partner. These obligations will be funded, as required, through the end of the commitment periods through 2011.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

During the six months ended September 30, 2009, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Item 4.    Controls and Procedures

As of September 30, 2009, Legg Mason’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason’s disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason’s management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason’s disclosure controls and procedures were effective on a reasonable assurances basis.  There have been no changes in Legg Mason’s internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, Legg Mason’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.  Legal Proceedings

Legg Mason and a current and former officer, together with an underwriter in a public offering,  were named as defendants in a consolidated legal action. The action alleged that the defendants violated the Securities Act of 1933 by omitting certain material facts with respect to the acquisition of Citigroup’s worldwide asset management business in a prospectus used in a secondary stock offering in order to artificially inflate the price of Legg Mason common stock. The action sought certification of a class of shareholders who purchased Legg Mason common stock in a secondary public offering on or about March 9, 2006 and sought unspecified damages.  Legg Mason intends to defend the action vigorously. On March 17, 2008, the action was dismissed with prejudice. The plaintiffs have appealed the dismissal, and on September 30, 2009, the dismissal was affirmed by the U.S. Court of Appeals for the Second Circuit.  The plaintiffs’ only procedural alternative at this time is to request the U.S. Supreme Court to permit the plaintiffs to appeal the Second Circuit’s judgment.  Legg Mason cannot predict whether any possible future action on this case will have a material adverse effect on the Company.

Item 1A.  Risk Factors

During the six months ended September 30, 2009, there were no material changes to the information contained in Part I, Item 1A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets out information regarding our purchases of Legg Mason common stock in each month during the quarter ended September 30, 2009:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1, 2009 through July 31, 2009	—	$ —	—	3,900,000
August 1, 2009 through August 31, 2009	—	—	—	3,900,000
September 1, 2009 through September 30, 2009	—	—	—	3,900,000
Total	—	$ —	—	3,900,000

 (1)   On July 19, 2007, we announced that our Board of Directors authorized Legg Mason to purchase 5.0 million shares of Legg Mason common stock in open-market purchases.  There was no expiration date attached to this authorization.

Item 4.    Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on July 28, 2009. In the election of directors, the five director nominees were elected with the following votes:

	Votes Cast	For	Withhold
Robert E. Angelica	122,048,345	120,648,864	1,399,481
Barry W. Huff	122,048,345	118,144,792	3,903,553
John E. Koerner III	122,048,345	73,611,611	48,436,734
Cheryl Gordon Krongard	122,048,345	74,123,702	47,924,643
Scott C. Nuttall	122,048,345	71,435,448	50,612,897

The stockholders voted in favor of the Amendment of the Legg Mason, Inc. 1996 Equity Incentive Plan and approval to issue additional 1,000,000 shares currently covered by the Plan as follows:

Votes Cast	102,754,987
For	78,615,209
Against	23,954,616
Abstain	185,162
Non-Vote	19,293,358

The stockholders voted in favor of the ratification of the appointment of PricewaterhouseCoopers, LLP as independent registered public accounting firm for the fiscal year ending March 31, 2010 as follows:

Votes Cast	122,048,321
For	121,153,249
Against	825,022
Abstain	70,050
Non-Vote	24

The stockholders voted against the shareholder proposal regarding the Executive Incentive Compensation Plan as follows:

Votes Cast	102,754,987
For	31,914,827
Against	70,498,108
Abstain	342,052
Non-Vote	19,293,358

The stockholders voted in favor of the shareholder proposal regarding majority voting as follows:

Votes Cast	102,755,987
For	70,010,204
Against	32,360,529
Abstain	385,254
Non-Vote	19,292,358

Item 6. Exhibits

3.1	Articles of Incorporation of Legg Mason (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

3.2	By-laws of Legg Mason as amended and restated January 23, 2007 (incorporated by reference to Legg Mason, Inc.’s Current Report on Form 8-K for the event on January 23, 2007)
10.1	Legg Mason, Inc. 1996 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the definitive proxy statement for Legg Mason's 2009 Annual Meeting of Stockholders)
10.2

Agreement dated October 25, 2009 among Legg Mason, Inc. and Trian Fund Management L.P., funds managed by it and certain of its affiliates (incorporated by reference to Legg Mason’s Current Report on Form 8-K dated October 25, 2009)

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

101

Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended September 30, 2009, filed on November 6, 2009, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGG MASON, INC.
(Registrant)

DATE: November 6, 2009	/s/ Mark R. Fetting
Mark R. Fetting
President and
Chief Executive Officer

DATE: November 6, 2009	/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr.
Executive Vice President,
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
10.2

Agreement dated October 25, 2009 among Legg Mason, Inc. and Trian Fund Management L.P., funds managed by it and certain of its affiliates (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on October 25, 2009)

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

101

Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended September 30, 2009, filed on November 6, 2009, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text