Form 10-Q
period 2009-12-31
LEGG MASON INC
filed 2010-02-05
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

161,455,646 shares of common stock and 1,102,973 exchangeable shares as of the close of business on February 3, 2010. The exchangeable shares, which were issued by a subsidiary of the registrant, are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting and other rights equivalent to common stock.

PART I. FINANCIAL INFORMATION

Item 1.

 Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	December 31, 2009	March 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$ 1,427,529	$ 1,084,474
Restricted cash	5,773	41,688
Receivables:
Investment advisory and related fees	352,232	293,084
Other	220,835	306,837
Investment securities	410,477	336,092
Refundable income taxes	469,283	603,668
Deferred income taxes	84,853	94,112
Other	61,513	99,432
Total current assets	3,032,495	2,859,387
Fixed assets, net	374,698	367,043
Intangible assets, net	3,908,166	3,922,801
Goodwill	1,318,662	1,186,747
Deferred income taxes	321,672	759,433
Other	145,067	136,888
Total Assets	$ 9,100,760	$ 9,232,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued compensation	$ 257,027	$ 374,025
Accounts payable and accrued expenses	395,873	400,761
Short-term borrowings	251,500	250,000
Current portion of long-term debt	556,587	8,188
Fund support	-	20,631
Other	147,059	227,588
Total current liabilities	1,608,046	1,281,193
Deferred compensation	126,443	105,115
Deferred income taxes	275,819	258,944
Other	121,060	225,400
Long-term debt	1,156,546	2,732,002
Total Liabilities	3,287,914	4,602,654

Commitments and Contingencies

Redeemable Noncontrolling Interests	27,434	31,020

Stockholders’ Equity
Common stock, par value $.10; authorized 500,000,000 shares; issued 161,359,555 shares and 141,853,025 shares, respectively	16,136	14,185
Preferred stock, par value $10; authorized 4,000,000 shares; no shares outstanding	-	-
Shares exchangeable into common stock	2,777	3,069
Additional paid-in capital	4,443,688	3,452,530
Employee stock trust	(33,291)	(35,094)
Deferred compensation employee stock trust	33,291	35,094
Retained earnings	1,258,943	1,131,625
Accumulated other comprehensive income (loss), net	63,868	(2,784)
Total Stockholders’ Equity	5,785,412	4,598,625
Total Liabilities and Stockholders’ Equity	$ 9,100,760	$ 9,232,299

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Operating Revenues
Investment advisory fees
Separate accounts	$ 208,860	$ 225,156	$ 606,720	$ 824,947
Funds	350,767	389,367	1,026,162	1,499,754
Performance fees	31,546	2,910	46,796	16,492
Distribution and service fees	97,900	99,990	279,220	389,285
Other	1,406	2,565	4,561	9,678
Total operating revenues	690,479	719,988	1,963,459	2,740,156
Operating Expenses
Compensation and benefits	287,657	195,238	844,028	895,089
Distribution and servicing	177,660	202,502	524,512	789,344
Communications and technology	39,845	45,140	120,873	144,511
Occupancy	63,225	70,656	131,498	138,555
Amortization of intangible assets	5,746	9,252	17,038	28,475
Impairment of goodwill and intangible assets	—	1,225,100	—	1,225,100
Other	37,198	45,105	110,163	142,927
Total operating expenses	611,331	1,792,993	1,748,112	3,364,001
Operating Income (Loss)	79,148	(1,073,005)	215,347	(623,845)
Other Non-Operating Income (Expense)
Interest income	2,225	8,468	5,783	52,761
Interest expense	(29,241)	(45,588)	(101,196)	(135,883)
Fund support	—	(1,085,296)	23,171	(1,676,810)
Other income (expense)	20,107	(75,606)	84,831	(112,945)
Total other non-operating income (expense)	(6,909)	(1,198,022)	12,589	(1,872,877)
Income (Loss) before Income Tax
Provision (Benefit)	72,239	(2,271,027)	227,936	(2,496,722)
Income tax provision (benefit)	26,006	(778,047)	82,057	(858,672)
Net Income (Loss)	46,233	(1,492,980)	145,879	(1,638,050)
Less: Net income (loss) attributable to noncontrolling interests	1,311	(148)	5,129	(356)
Net Income (Loss) Attributable to Legg Mason, Inc.	$ 44,922	$ (1,492,832)	$ 140,750	$ (1,637,694)

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(continued)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Net Income (Loss) per Share Attributable to Legg Mason, Inc. Common Shareholders:
Basic	$ 0.28	$ (10.59)	$ 0.93	$ (11.64)
Diluted	$ 0.28	$ (10.59)	$ 0.92	$ (11.64)

Weighted Average Number of Shares Outstanding:
Basic	160,815	141,019	151,417	140,652
Diluted	162,949	141,019	153,559	140,652

Dividends Declared per Share	$ 0.03	$ 0.24	$ 0.09	$ 0.72

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net Income (Loss)	$ 46,233	$ (1,492,980)	$ 145,879	$ (1,638,050)
Other comprehensive income gains (losses):
Foreign currency translation adjustment	2,875	(42,271)	66,679	(75,981)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses), net of tax provision (benefit) of $(19), $54, $(17) and $30, respectively	(29)	79	(25)	45
Reclassification adjustment for realized gains included in net income (loss)	-	-	(2)	-
Net unrealized gains (losses) on investment securities	(29)	79	(27)	45
Unrealized and realized gains on cash flow hedge, net of tax provision of $97 and $666, respectively	-	156	-	938
Total other comprehensive income (loss)	2,846	(42,036)	66,652	(74,998)
Comprehensive Income (Loss)	49,079	(1,535,016)	212,531	(1,713,048)
Less: Comprehensive income (loss) attributable to noncontrolling interests	1,311	(148)	5,129	(356)
Comprehensive Income (Loss) Attributable to Legg Mason, Inc.	$ 47,768	$ (1,534,868)	$ 207,402	$ (1,712,692)

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2009	2008
COMMON STOCK
Beginning balance	$ 14,185	$ 13,856
Stock options and other stock-based compensation	9	107
Deferred compensation employee stock trust	12	14
Deferred compensation, net	59	66
Exchangeable shares	11	71
Equity Units exchanged	1,860	—
Preferred share conversions	—	37
Ending balance	16,136	14,151
SHARES EXCHANGEABLE INTO COMMON STOCK
Beginning balance	3,069	4,982
Exchanges	(292)	(1,779)
Ending balance	2,777	3,203
ADDITIONAL PAID-IN CAPITAL
Beginning balance, as reported	3,284,347	3,278,376
Recognition of conversion value of 2.5% senior notes, net of tax, pursuant to new accounting requirement	168,183	168,183
Beginning balance, as adjusted	3,452,530	3,446,559
Stock options and other stock-based compensation	15,122	43,082
Deferred compensation employee stock trust	2,823	5,935
Deferred compensation, net	21,899	24,972
Exchangeable shares	280	1,709
Equity Units exchanged (issued)	951,034	(73,430)
Preferred share conversions	—	(37)
Ending balance	4,443,688	3,448,790
EMPLOYEE STOCK TRUST
Beginning balance	(35,094)	(29,307)
Shares issued to plans	(2,610)	(5,447)
Distributions and forfeitures	4,413	—
Ending balance	(33,291)	(34,754)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	35,094	29,307
Shares issued to plans	2,610	5,447
Distributions and forfeitures	(4,413)	—
Ending balance	33,291	34,754
RETAINED EARNINGS
Beginning balance, as reported	1,155,660	3,240,359
Recognition of conversion value of 2.5% senior notes, net of tax, pursuant to new accounting requirement	(24,035)	(4,045)
Beginning balance, as adjusted	1,131,625	3,236,314
Net income (loss) attributable to Legg Mason, Inc.	140,750	(1,637,694)
Dividends declared	(13,432)	(102,431)
Ending balance	1,258,943	1,496,189
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET
Beginning balance	(2,784)	82,930
Unrealized holding gains (losses) on investment securities, net of tax	(27)	45
Unrealized and realized gains on cash flow hedge, net of tax	—	938
Foreign currency translation adjustment	66,679	(75,981)
Ending balance	63,868	7,932
TOTAL STOCKHOLDERS’ EQUITY	$ 5,785,412	$ 4,970,265

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$ 145,879	$ (1,638,050)
Loss on Equity Unit exchange	22,040	-
Non-cash items included in net income (loss):
Depreciation and amortization	84,631	99,202
Imputed interest for 2.5% convertible senior notes	25,583	24,020
Amortization of deferred sales commissions	19,521	28,484
Accretion and amortization of securities discounts and premiums, net	8,159	5,267
Stock-based compensation	34,848	42,127
Unrealized (gains) losses on investments	(100,066)	104,584
Unrealized (gains) losses on fund support	(22,115)	521,517
Realized loss on sale of SIV securities	-	1,155,293
Deferred income taxes	46,685	(610,870)
Impairment of goodwill and intangible assets	-	1,225,100
Impairment adjustment for investment securities	-	7,522
Other	1,252	7,361
Decrease (increase) in assets excluding acquisitions:
Investment advisory and related fees receivable	(56,014)	175,128
Net sales (purchases) of trading investments	32,452	(32,774)
Refundable income taxes	592,942	(52,619)
Other receivables	99,537	(286,108)
Other assets	(59,014)	12,210
Increase (decrease) in liabilities excluding acquisitions:
Accrued compensation	(121,381)	(282,669)
Deferred compensation	21,328	(43,927)
Accounts payable and accrued expenses	(4,888)	(64,218)
Other liabilities	(39,174)	(24,333)
Cash Provided by Operating Activities	732,205	372,247
Cash Flows from Investing Activities
Payments for fixed assets	(72,610)	(89,263)
Payments for business acquisition-related costs	(8,089)	(7,524)
Contractual acquisition earn outs	(179,804)	68,400
Proceeds from sale of assets	-	181,147
Fund Support:
Restricted cash, net (principally fund support collateral)	35,302	(509,584)
Proceeds from sale of SIV securities	-	257,252
Purchases of SIV securities, net of distributions	-	(1,375,337)
Net increase in securities purchased under agreements to resell	-	604,642
Purchases of investment securities	(861)	(1,062)
Proceeds from sales and maturities of investment securities	912	1,902
Cash Used for Investing Activities	(225,150)	(869,427)

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

(Dollars in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2009	2008
Cash Flows from Financing Activities
Net increase in short term borrowings	1,500	-
Proceeds from issuance of long-term debt, net	-	1,091,448
Third-party distribution financing, net	(1,937)	(3,216)
Repayment of principal on long-term debt	(3,743)	(428,280)
Payment on Equity Unit exchange	(132,310)	-
Issuance of common stock	4,994	31,408
Dividends paid	(43,419)	(101,768)
Net subscriptions received from/(redemptions/distributions paid to) noncontrolling interest holders	(8,715)	6,943
Excess tax benefit associated with stock-based compensation	-	2,612
Cash (Used for) Provided by Financing Activities	(183,630)	599,147
Effect of Exchange Rate Changes on Cash	19,630	(2,701)
Net Increase in Cash and Cash Equivalents	343,055	99,266
Cash and Cash Equivalents at Beginning of Period	1,084,474	1,463,554
Cash and Cash Equivalents at End of Period	$ 1,427,529	$ 1,562,820

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts, unless otherwise noted)

December 31, 2009

(Unaudited)

1. Interim Basis of Reporting

The accompanying unaudited interim consolidated financial statements of Legg Mason, Inc. and its subsidiaries (collectively “Legg Mason”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  The interim consolidated financial statements have been prepared using the interim basis of reporting and, as such, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented.  Legg Mason has evaluated all subsequent events through the time that we filed these financial statements in our quarterly report on Form 10-Q Report with the Securities and Exchange Commission on February 5, 2010.

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

New accounting guidance relating to the financial statement presentation of noncontrolling interests has both retrospective and prospective provisions and under the retrospective provisions, minority interests have been recharacterized as noncontrolling interests and classified as a component of equity, if permanent.  Also, net income (loss) is no longer affected by minority interests, but under the new guidance, both net income (loss) and comprehensive income (loss) are attributed to noncontrolling and parent interests.  Further, the guidance requires temporary equity classification for instruments that are currently redeemable or convertible for cash or other assets at the option of the holder.  For Legg Mason, minority interests of $31,020 related to consolidated sponsored investment funds that are redeemable for cash or other assets have been recharacterized and classified as Redeemable noncontrolling interests on the Consolidated Balance Sheet as of March 31, 2009.  During the three and nine months ended December 31, 2009, net income attributable to noncontrolling interests was $1,311 and $5,129, respectively. Redeemable noncontrolling interests as of December 31, 2009 and 2008, were $27,434 and $6,679, with changes during the nine months then ended as follows:

	Nine Months Ended December 31,
	2009	2008
Balance, beginning of period	$ 31,020	$ 92
Net income (loss) attributable to noncontrolling interests	5,129	(356)
Net subscriptions received from/ (redemptions/distributions paid to) noncontrolling interest holders	(8,715)	6,943
Balance, end of period	$ 27,434	$ 6,679

The prospective provisions of the new guidance do not have a material impact on Legg Mason’s consolidated financial statements.

New accounting guidance relating to debt with conversion and other options requires that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity (conversion feature) components of the instruments. As a result, interest expense should be imputed and recognized based upon the entity’s nonconvertible debt borrowing rate at the date of issuance, which results in lower net income. The 2.5% convertible senior notes issued by Legg Mason in January 2008 are subject to the new guidance. Prior to the new guidance, no portion of the proceeds from the issuance of the instrument was attributable to the conversion feature.  Upon retrospective application of the new guidance, the effects on Net loss and Net loss per share for the three and nine months ended December 31, 2008, and on Long-term debt, Retained earnings, Additional paid-in capital and Deferred income tax assets as of March 31, 2009 were as follows:

	Three Months Ended	Nine Months Ended
December 31, 2008
Net loss, as previously reported	$ (1,487,823)	$ (1,622,847)
Additional interest expense pursuant to the new accounting requirement, net of income taxes	(5,009)	(14,847)
Net loss attributable to Legg Mason, Inc., as currently reported	$ (1,492,832)	$ (1,637,694)

Net loss per share attributable to Legg Mason, Inc. common shareholders:
Basic, as previously reported	$ (10.55)	$ (11.54)
Additional interest expense pursuant to the new accounting requirement, net of income taxes	(0.04)	(0.10)
Basic, as currently reported	$ (10.59)	$ (11.64)
Diluted, as previously reported	$ (10.55)	$ (11.54)
Additional interest expense pursuant to the new accounting requirement, net of income taxes	(0.04)	(0.10)
Diluted, as currently reported	$ (10.59)	$ (11.64)

March 31, 2009
Long-term debt, as previously reported	$ 2,965,204
Impact of the new accounting requirement	(233,202)
Long-term debt, as currently reported	$ 2,732,002

Retained earnings, as previously reported	$ 1,155,660
Impact of the new accounting requirement	(24,035)
Retained earnings, as currently reported	$ 1,131,625

Additional paid-in capital, as previously reported	$ 3,284,347
Impact of the new accounting requirement	168,183
Additional paid-in capital, as currently reported	$ 3,452,530

Deferred income tax assets, as previously reported	$ 848,488
Impact of the new accounting requirement	(89,055)
Deferred income tax assets, as currently reported	$ 759,433

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued amendments relating to the consolidation of variable interest entities, which will be effective for Legg Mason in fiscal 2011.  The amendments include a new approach for determining who should consolidate a variable interest entity (“VIE”), changes to when it is necessary to reassess who should consolidate a VIE, and changes in the assessment of which entities are VIEs.  The new approach for determining who should consolidate a VIE requires an analysis of whether a variable interest gives an enterprise a controlling financial interest in a VIE through both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to benefits that could potentially be significant to the VIE.  The amendments would replace the quantitative approach previously required to determine whether a VIE should be consolidated with a qualitative analysis.  The amendments also require that for kick-out rights to be effective, they must be vested with one party, rather than a simple majority of parties, as under prior guidance.  In January 2010, the FASB amended the new consolidation guidance to defer the application for certain investment funds, including money market funds, until the FASB and the International Accounting Standards Board develop consistent guidance on certain aspects of their respective consolidation standards.  Legg Mason is continuing to evaluate the impact of the original amendments and currently expects that without the deferral Legg Mason may be required to consolidate certain sponsored funds, particularly those with performance fees, significant related-party ownership, or implicit variable interests, such as fund support, that will be material to its balance sheet, revenues and expenses, but have no impact on net income attributable to Legg Mason, Inc.  While Legg Mason continues to evaluate the deferral provisions, there may be certain sponsored funds, primarily collateralized debt obligation investment vehicles (“CDOs”) that do not qualify for deferral and may require consolidation that would also be material to its balance sheet, revenues, and expenses but still have no impact on net income attributable to Legg Mason, Inc.  See Note 11 for information on our CDOs and other VIEs.

In January 2010, the FASB issued an amendment that will require new disclosures about recurring and non-recurring fair-value measurements.  The new disclosures include significant transfers into and out of level 1 and 2 measurements and will change the current disclosure requirement of level 3 measurement activity from a net basis to a gross basis.  The amendment also clarifies existing disclosure guidance about the level of disaggregation, inputs and valuation techniques.  The new and revised disclosures are effective for Legg Mason in fiscal 2011, except for the revised disclosures about level 3 measurement activity, which are not effective for Legg Mason until fiscal 2012.

3.  Fair Values of Assets and Liabilities

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

	Value as of December 31, 2009
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total

ASSETS:
Investments relating to long-term incentive compensation plans(1)	$ 161,572	$ -	$ -	$ 161,572
Proprietary fund products and other investments(2)	99,843	63,951	85,111	248,905
Total trading investment securities	261,415	63,951	85,111	410,477
Available-for-sale investment securities	2,533	4,122	12	6,667
Investment in partnerships and LLCs	1,171	-	76,707	77,878
Derivative assets:
Currency hedges	1,064	-	-	1,064
Equity securities	-	-	1,923	1,923
	$ 266,183	$ 68,073	$ 163,753	$ 498,009
LIABILITIES:
Derivative liabilities:
Currency and market hedges	$ (341)	$ -	$ -	$ (341)

	Value as of March 31, 2009
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total

ASSETS:
Investments relating to long-term incentive compensation plans(1)	$ 128,785	$ —	$ —	$ 128,785
Proprietary fund products and other investments(2)	115,117	51,471	40,719	207,307
Total trading investment securities	243,902	51,471	40,719	336,092
Available-for-sale investment securities	3,105	3,701	12	6,818
Investment in partnerships and LLCs	796	—	58,719	59,515
Derivative assets:
Currency hedges	8,976	—	—	8,976
Equity securities	—	—	2,340	2,340
	$ 256,779	$ 55,172	$ 101,790	$ 413,741
LIABILITIES:
Derivative liabilities:
Fund support	$ —	$ —	$ (20,631)	$ (20,631)
Currency hedges	(773)	—	—	(773)
	$ (773)	$ —	$ (20,631)	$ (21,404)

(1)

Primarily mutual funds where there is minimal market risk to the Company as any change in value is offset by an adjustment to compensation expense and related deferred compensation liability.

(2)

Total proprietary fund products and other investments represent primarily mutual funds that are invested approximately 58% and 42% in equity and debt securities as of December 31, 2009, respectively, and were approximately equally invested in equity and debt securities as of March 31, 2009.  Total also includes approximately $27.0 million and $16.6 million related to noncontrolling interests of consolidated investment funds as of December 31, 2009 and March 31, 2009, respectively.

The tables below present a summary of changes in financial assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the periods from April 1, 2009 to December 31, 2009 and April 1, 2008 to December 31, 2008:

	Value as of April 1, 2009	Purchases, sales, issuances and settlements, net	Net transfer in (out) of Level 3	Realized and unrealized gains/(losses), net	Value as of December 31, 2009

ASSETS:
Proprietary fund products and other investments	$ 40,719	$ 19,021	$ 10,414	$ 14,957	$ 85,111
Investment in partnerships and LLCs	58,719	16,981	—	1,007	76,707
Other investments	2,352	(1,267)	—	850	1,935
	$ 101,790	$ 34,735	$ 10,414	$ 16,814	$ 163,753
LIABILITIES:
Fund support	$ (20,631)	$ —	$ —	$ 20,631	$ —

Total realized and unrealized gains, net				$ 37,445

	Value as of April 1, 2008	Purchases, sales, issuances and settlements, net	Net transfer in (out) of Level 3	Realized and unrealized gains/(losses), net	Value as of December 31, 2008

ASSETS:
Securities issued by SIVs	$ 141,509	$ 1,571,929	$ —	$ (1,565,359)	$ 148,079
Proprietary fund products and other investments	23,781	(13,781)	70,581	(23,032)	57,549
Investment in partnerships and LLCs	67,022	(6,535)	—	(7,786)	52,701
Total return swap	45,706	(45,706)	—	—	—
Other investments	1,903	—	—	(400)	1,503
	$ 279,921	$ 1,505,907	$ 70,581	$ (1,596,577)	$ 259,832
LIABILITIES:
Total return swap(1)	$ —	$ 10,896	$ —	$ (58,532)	$ (47,636)
Fund support(1) (2)	(551,654)	—	—	(59,966)	(611,620)
	$ (551,654)	$ 10,896	$ —	$ (118,498)	$ (659,256)
Total realized and unrealized (losses), net				$ (1,715,075)

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

Realized and unrealized gains and losses recorded for Level 3 investments are included in Other income (expense) on the Consolidated Statements of Operations.  The total net gains (losses) of $36.8 million and $(319.1) million for the quarters ended December 31, 2009 and 2008, respectively, are attributable to the change in unrealized gains (losses) relating to the assets and liabilities still held at the reporting date.

Legg Mason has certain investments that do not have readily determinable fair values but permit direct redemption or distributions at times specified under the governing documents.  As a practical expedient, Legg Mason relies on the net asset value of these investments as their fair value.  The net asset values that have been provided by the investees have been derived from the fair values of the underlying investments as of the reporting date.  The following table summarizes the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized.

Category of Investment	Investment Strategy	Fair Value Determined Using NAV	Unfunded Commitments	Remaining Term
Funds-of-hedge funds	Global, fixed income, macro, long/short equity, natural resources, systematic, emerging market, Europe hedge	$ 46,924 (1)	n/a	n/a
Hedge funds	Global, fixed income, macro, long/short equity, systematic, emerging market, U.S. and Europe hedge	55,198 (2)	n/a	n/a
Private funds	Long/short equity	29,604 (3)	$ 18,141	9 years
Private fund	Fixed income, residential and commercial mortgage-backed securities	21,917 (3)	50,570	8 years, subject to two 1- year extensions
Other	Various	9,081 (3)	n/a	3 years
Total		$ 162,724	$ 68,711

n/a – not applicable

(1)

19% monthly redemption, 81% quarterly redemption, 14% of which is subject to 2 year lock-up; all subject to 20 to 95 days notice.

(2)

28% monthly redemption, 38% quarterly redemption, 7% annual redemption, and 27% subject to 3-5 year lock-up or side pocket provisions; redemptions are subject to 30 to 120 days notice.

(3)

Liquidations are expected over the remaining term.

There are no current plans to sell any of these investments.

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

	December 31, 2009	March 31, 2009
Equipment	$ 194,818	$ 180,668
Software	208,842	193,109
Leasehold improvements and capital lease assets	310,231	314,963
Total cost	713,891	688,740
Less: accumulated depreciation and amortization	(339,193)	(321,697)
Fixed assets, net	$ 374,698	$ 367,043

Depreciation and amortization expense included in operating income was $23,873 and $23,107 for the quarters ended December 31, 2009 and 2008, respectively, and $67,594 and $70,727 for the nine months ended December 31, 2009 and 2008, respectively.  The increase in cost of fixed assets primarily reflects expenditures for furniture and leasehold improvements associated with the move to our new corporate headquarters.

5. Intangible Assets and Goodwill

Legg Mason completed its most recent annual impairment tests of goodwill and indefinite life intangible assets and determined that there was no impairment in the value of these assets as of December 31, 2009.  There were also no impairments of amortizable intangible assets in the quarter or nine months ended December 31, 2009.

The following tables reflect the components of intangible assets as of:

	December 31, 2009	March 31, 2009
Amortizable asset management contracts
Cost	$ 212,940	$ 208,416
Accumulated amortization	(128,273)	(108,376)
Net	84,667	100,040
Indefinite–life intangible assets
Fund management contracts	3,753,699	3,752,961
Trade names	69,800	69,800
	3,823,499	3,822,761
Intangible assets, net	$ 3,908,166	$ 3,922,801

As of December 31, 2009, management contracts are being amortized over a weighted-average life of approximately 4.5 years. Estimated amortization expense for each of the next five fiscal years is as follows:

Remaining 2010	$ 5,744
2011	22,962
2012	19,932
2013	14,661
2014	12,455
Thereafter	8,913
Total	$ 84,667

The increase in the carrying value of goodwill for the nine months ended December 31, 2009 is summarized below:

Balance, beginning of period	$ 1,186,747
Contractual acquisition earnouts	98,804
Business acquisitions and related costs	8,089
Impact of excess tax basis amortization	(16,368)
Other, primarily changes in foreign exchange rates	41,390
Balance, end of period	$ 1,318,662

Based on the earnings of Permal Group Ltd. (“Permal”), in November 2009, Legg Mason paid $171 million, of which $81 million was accrued during fiscal 2008, in a fourth anniversary payment under the purchase contract for the acquisition of the remaining preference shares issued by Permal, which was recognized with a corresponding increase in goodwill.  In addition, in December 2009, Legg Mason elected to purchase, for $9 million, the rights of the sellers of the preference shares to receive an earn-out payment on the sixth anniversary in November 2011 of up to $149 million.  The purchase amount of $9 million represents the fair value of the obligation and also resulted in an increase in goodwill. As a result of this transaction, there will be no further payments for the Permal acquisition.

6. Debt and Equity Units

The accreted value of long-term debt consists of the following:

	December 31, 2009			March 31, 2009
	Current Accreted Value	Unamortized Discount	Maturity Amount	Accreted Value
5-year term loan	$ 550,000	$ —	$ 550,000	$ 550,000
2.5% convertible senior notes	1,042,381	207,619	1,250,000	1,016,798
5.6% senior notes from Equity Units	103,039	—	103,039	1,150,000
Third-party distribution financing	2,130	—	2,130	4,067
Other term loans	15,583	—	15,583	19,325
Subtotal	1,713,133	207,619	1,920,752	2,740,190
Less: current portion	556,587	—	556,587	8,188
Total	$ 1,156,546	$ 207,619	$ 1,364,165	$ 2,732,002

As of December 31, 2009, the aggregate maturities by fiscal year of long-term debt based on the contractual terms are as follows:

Remaining 2010	$ 1,694
2011	555,122
2012	2,329
2013	843
2014	894
Thereafter	1,359,870
Total	$ 1,920,752

At December 31, 2009, the estimated fair value of long-term debt was approximately $1,785,585.

Legg Mason is accreting the carrying value of the 2.5% convertible senior notes to the principal amount at maturity using an interest rate of 6.5% (the effective borrowing rate for non-convertible debt at the time of issuance) over its expected life of seven years, resulting in additional non-cash interest expense for the quarter ended December 31, 2009 of approximately $8.6 million. The amount by which the notes’ if-converted value exceeds the accreted value as of December 31, 2009 is approximately $76.8 million using a current interest rate of approximately 4.7%, representing a potential loss.

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

On January 21, 2010, Legg Mason repaid its 5-year term loan of $550,000 in full, principally from the proceeds of a tax refund.

7. Stock-Based Compensation

Compensation expense relating to stock options, the stock purchase plan and deferred compensation payable in stock for the three months ended December 31, 2009 and 2008 was $4,672 and $5,145, respectively, and for the nine months ended December 31, 2009 and 2008 was $13,855 and $18,063, respectively.

Stock option transactions are summarized below:

	Nine months ended December 31,
	2009		2008
	Number of shares	Weighted-average exercise price per share	Number of shares	Weighted-average exercise price per share
Options outstanding at March 31	5,200	$ 65.19	5,464	$ 67.20
Granted	1,457	26.82	1,474	29.69
Exercised	(27)	26.31	(1,104)	25.01
Canceled/ forfeited	(791)	49.31	(356)	67.79
Options outstanding at December 31	5,839	$ 57.94	5,478	$ 65.57

At December 31, 2009, options were exercisable for 2,571 shares with a weighted-average exercise price of $75.59 and a weighted-average remaining contractual life of 3.5 years.  Unamortized compensation cost related to unvested options (3,268 shares) at December 31, 2009 of $48,058 is expected to be recognized over a weighted-average period of 2.1 years.

The weighted average fair value of option grants of $12.09 and $13.39 per share for the nine months ended December 31, 2009 and 2008, respectively, is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine months ended December 31,

	2009	2008
Expected dividend yield	1.45%	0.89%
Risk-free interest rate	2.86%	3.48%
Expected volatility	55.26%	56.31%
Expected lives (in years)	5.17	5.29

Compensation expense relating to restricted stock for the three months ended December 31, 2009 and 2008 was $6,944 and $9,022, respectively, and for the nine months ended December 31, 2009 and 2008 was $20,993 and $24,064, respectively.

Restricted stock transactions are summarized below:

	Nine months ended December 31,
	2009		2008
	Number of shares	Weighted-average grant date value	Number of shares	Weighted-average grant date value
Unvested shares at March 31	1,324	$ 50.25	642	$ 98.30
Granted	630	21.77	684	40.60
Vested	(270)	59.38	(113)	105.27
Canceled/ forfeited	(51)	54.80	(31)	80.12
Unvested shares at December 31	1,633	$ 38.58	1,182	$ 65.03

Unamortized compensation cost related to unvested restricted stock awards at December 31, 2009 of $37,597 is expected to be recognized over a weighted-average period of 2.3 years.

Restricted stock unit transactions are summarized below:

	Nine months ended December 31,
	2009		2008
	Number of shares	Weighted-average grant date value	Number of shares	Weighted-average grant date value
Unvested shares at March 31	17	$ 37.23	—	$ —
Granted	98	22.13	16	43.80
Vested	(4)	41.67	—	—
Canceled/ forfeited	—	—	(1)	61.85
Unvested shares at December 31	111	$ 24.53	15	$ 42.04

Unamortized compensation cost related to unvested restricted stock units at December 31, 2009 of $2,082 is expected to be recognized over a weighted-average period of 3.3 years.

During the quarter ended December 31, 2009, non-employee directors were issued no restricted stock units and 4 shares of common stock at a fair value of $125. As of December 31, 2009 there were 288 stock options and 53 restricted stock units outstanding under the non-employee director plan. There were no stock options exercised and no restricted stock units distributed during the quarter. There were no stock options and no restricted stock units cancelled or forfeited during the quarter.

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

As of December 31, 2009, the minimum annual aggregate rentals under operating leases and servicing agreements are as follows:

Remaining 2010	$ 41,791
2011	130,830
2012	120,031
2013	107,123
2014	89,018
Thereafter	685,484
Total	$ 1,174,277

The minimum rental commitments shown above have not been reduced by $136,171 for minimum sublease rentals to be received in the future under non-cancelable subleases, of which approximately 65% is due from one counterparty.  If a sub-tenant defaults on a sublease, Legg Mason may incur operating expense charges to reflect expected future sublease rentals at reduced amounts, as a result of the current commercial real estate market.

The table above also does not include aggregate obligations of $34,250 for property and equipment under capital leases, primarily related to a put/purchase option agreement with the owner of land and a building currently leased by Legg Mason.

The above minimum rental commitments includes $1,079,329 in real estate leases and equipment leases and $94,948 in service and maintenance agreements.

During the December 2009 quarter, Legg Mason recorded a $28,300 charge, included in Occupancy on the Consolidated Statements of Operations, primarily resulting from subleasing certain floors in its corporate headquarters, which represents the present value of the amount by which the commitment under its lease exceeds the amount due under the sub-lease terms.

As of December 31, 2009, Legg Mason had commitments to invest approximately $27,939 in investment vehicles. These commitments will be funded as required through the end of the respective investment periods through fiscal 2011.

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

Legg Mason and a current and former officer, together with an underwriter in a public offering, were named as defendants in a consolidated legal action. The action alleged that the defendants violated the Securities Act of 1933 by omitting certain material facts with respect to the acquisition of Citigroup’s worldwide asset management business in a prospectus used in a secondary stock offering in order to artificially inflate the price of Legg Mason common stock. On March 17, 2008, the action was dismissed with prejudice and on September 30, 2009, the dismissal was upheld on appeal.  The plaintiffs have no further avenue to appeal the dismissal so this proceeding has concluded.

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

For periods where a net loss attributable to Legg Mason, Inc. is reported, the inclusion of potentially issuable common shares will decrease the net loss per share.  Since this would be antidilutive, such shares are excluded from the calculation.  Basic and diluted earnings per share for the three and nine months ended December 31, 2009 and 2008 include all vested shares of restricted stock related to Legg Mason’s deferred compensation plans.  Legg Mason issued

18,596 shares of common stock through the Equity Units tender offer and 18,596 and 9,264 shares are included in weighted average shares outstanding for the three and nine months ended December 31, 2009, respectively.

The following table presents the computations of basic and diluted EPS:

	Three Months Ended December 31,
	2009		2008
	Basic	Diluted	Basic	Diluted (1)

Weighted average shares outstanding	160,815	160,815	141,019	141,019
Potential common shares:
Employee stock options	-	144	-	-
Unvested shares related to deferred compensation	-	569	-	-
Shares issuable upon payment of contingent consideration	-	1,421	-	-
Total weighted average diluted shares	160,815	162,949	141,019	141,019
Net income (loss) attributable to Legg Mason, Inc.	$ 44,922	$ 44,922	$ (1,492,832)	$ (1,492,832)
Net income (loss) per share attributable to Legg Mason, Inc. common shareholders	$ 0.28	$ 0.28	$ (10.59)	$ (10.59)

	Nine Months Ended December 31,
	2009		2008
	Basic	Diluted	Basic	Diluted (1)

Weighted average shares outstanding	151,417	151,417	140,652	140,652
Potential common shares:
Employee stock options	-	42	-	-
Unvested shares related to deferred compensation	-	468	-	-
Shares issuable upon payment of contingent consideration	-	1,632	-	-
Total weighted average diluted shares	151,417	153,559	140,652	140,652
Net income (loss) attributable to Legg Mason, Inc.	$ 140,750	$ 140,750	$ (1,637,694)	$ (1,637,694)
Net income (loss) per share attributable to Legg Mason, Inc. common shareholders	$ 0.93	$ 0.92	$ (11.64)	$ (11.64)
(1) Diluted shares are the same as basic shares for periods with a loss.

The diluted EPS calculation for the three and nine month periods ended December 31, 2008 excludes 7,828 and 5,745 potential common shares, respectively, that are antidilutive due to the net loss for the periods.  Also, the diluted EPS calculations for the three and nine months ended December 31, 2009 and 2008 exclude any potential common shares issuable under the convertible 2.5% senior notes or the remaining convertible Equity Units because the market price of Legg Mason common stock has not exceeded the price at which conversion under either instrument would be dilutive using the treasury stock method.

Options to purchase 5,330 shares for the three months ended December 31, 2009 and 5,545 shares for the nine months ended December 31, 2009, respectively, were not included in the computation of diluted earnings per share because the presumed proceeds from exercising such options exceed the average price of the common shares for the period and therefore the options are deemed antidilutive. Diluted earnings per share for the three and nine months ended December 31, 2009 period also include unvested shares of restricted stock related to those plans, except for 1,064 and 1,164 shares, respectively, which were deemed antidilutive.

10. Liquidity Fund Support

The par value, support amounts, collateral and income statement impact for the three and nine months ended December 31, 2009 and 2008, for all support provided to certain liquidity funds that remained outstanding as of the end of each period were as follows:

As of December 31, 2009
				Three Months		Nine Months
Description	Par Value	Support Amount	Cash Collateral(1)	Pre Tax Gain(2)	After Tax Gain(3)	Pre Tax Gain(2)	After Tax Gain(3)
Capital Support Agreements – Non-asset Backed Securities	n/m	$ 5,000	$ 5,000	$ —	$ —	$ 23,171	$ 16,565

				As of December 31, 2008
				Three Months		Nine Months
Description	Par Value	Support Amount	Cash Collateral(1)	Pre Tax Charge(2)	After Tax Charge(3)	Pre Tax Charge(2)	After Tax Charge(3)
Letters of Credit	$ 430,000	$ 150,000	$ —	$ —	$ —	$ 40,224	$ 22,610
Capital Support Agreements –Asset Backed Securities	583,000	565,000	565,000	145,940	88,300	314,120	188,307
Capital Support Agreements – Non-asset Backed Securities	n/m	41,000	40,500	6,464	5,836	20,193	13,917
Total Return Swap	355,000	355,000	209,411	38,643	24,449	58,532	35,911
Purchase of Non-bank Sponsored SIVs(4)	283,000	265,000	—	38,365	23,114	74,108	43,418
Purchase of Canadian Conduit Securities	80,000	80,000	—	13,807	8,444	14,339	8,738
Sale of Non-bank Sponsored SIV(4)	—	—	—	842,077	512,435	1,155,294	696,239
Total		$ 1,456,000	$814,911	$1,085,296	$ 662,578	$1,676,810	$1,009,140

[1]  Included in restricted cash on the Consolidated Balance Sheet.

[2] Pre tax gains or charges include increases or reductions, respectively, in the value of underlying securities, in addition to gains, primarily related to foreign exchange forward contracts and interest payments received, of $2,540 and $7,047 for the nine months ended December 31, 2009 and 2008, respectively.  These items are included in Other  income (expense) on the Consolidated Statements of Operations.

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

11.  Variable Interest Entities

In the normal course of its business, Legg Mason sponsors and is the manager of various types of investment vehicles that are considered VIEs. For its services, Legg Mason is entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinate management fees or other incentive fees. Legg Mason did not sell or transfer assets to any of the VIEs. Legg Mason’s exposure to risk in these entities is generally limited to any equity investment it has made or is required to make and any earned but uncollected management fees. Uncollected management fees from these VIEs were not material at December 31, 2009 and March 31, 2009. Legg Mason has not issued any investment performance guarantees to these VIEs or their investors.

Legg Mason concludes it is the primary beneficiary of a VIE if it absorbs a majority of the VIE’s expected losses, or will receive a majority of the VIE’s expected residual returns, if any. Legg Mason’s determination of expected residual returns excludes gross fees paid to a decision maker. Under current guidance, it is unlikely that Legg Mason will be the primary beneficiary for VIEs created to manage assets for clients unless its ownership interest, including interests of related parties, in a VIE is substantial, unless Legg Mason may earn significant performance fees from the VIE or unless Legg Mason is considered to have a material implied variable interest.  In determining whether it is the primary beneficiary of a VIE, Legg Mason considers both qualitative and quantitative factors such as the voting rights of the equity holders, economic participation of all parties, including how fees are earned by and paid to Legg Mason, related party ownership, guarantees and implied relationships. In determining the primary beneficiary, Legg Mason must make assumptions and estimates about, among other things, the future performance of the underlying assets held by the VIE, including investment returns, cash flows and credit and interest rate risks.  In determining whether a VIE is significant, Legg Mason considers the same factors used for determination of the primary beneficiary.

During fiscal 2010 and 2009, Legg Mason had variable interests in certain liquidity funds to which it has provided various forms of credit and capital support. After evaluating both the contractual and implied variable interests in these funds, it has been determined that Legg Mason is not the primary beneficiary of these funds.

As of December 31, 2009 and March 31, 2009, Legg Mason was the primary beneficiary of one sponsored investment fund VIE, which resulted in consolidation. This VIE had total assets and total equity of $49.9 million and $48.2 million as of December 31, 2009 and March 31, 2009, respectively. Legg Mason’s investment in this VIE was $26.1 million and $26.3 million as of December 31, 2009 and March 31, 2009, respectively, which represents the maximum risk of loss. The assets of this VIE are primarily investment securities.

As of December 31, 2009 and March 31, 2009, for VIEs in which Legg Mason holds a significant variable interest or is the sponsor and holds a variable interest, but for which it was not the primary beneficiary, Legg Mason’s carrying value, the related VIEs’ assets and liabilities and maximum risk of loss were as follows:

	As of December 31, 2009
	VIE Assets That the Company Does Not Consolidate	VIE Liabilities That the Company Does Not Consolidate	Equity Interests on the Consolidated Balance Sheet	Maximum Risk of Loss*
Liquidity funds subject to capital support	$ 738,583	$ 50,567	$ —	$ 5,000
CDOs/CLOs	3,800,420	3,492,450	—	1,086
Other sponsored investment funds	17,139,290	3,096	46,165	68,967
Total	$ 21,678,293	$ 3,546,113	$ 46,165	$ 75,053

	As of March 31, 2009
	VIE Assets That the Company Does Not Consolidate	VIE Liabilities That the Company Does Not Consolidate	Equity Interests on the Consolidated Balance Sheet	Maximum Risk of Loss*
Liquidity funds subject to capital support	$ 7,548,539	$ 121,338	$ —	$ 41,500
CDOs/CLOs	5,116,004	4,786,604	—	1,566
Other sponsored investment funds	18,241,540	3,381	34,458	52,019
Total	$ 30,906,083	$ 4,911,323	$ 34,458	$ 95,085

*

Includes capital support to liquidity funds (see Note 10), equity interests the Company has made or is required to make and any earned but uncollected management fees.

The assets of these VIEs are primarily comprised of cash and cash equivalents and investment securities, and the liabilities are primarily comprised of debt and various expense accruals.

12.  Derivatives and Hedging

Legg Mason continues to use currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, euro, Great Britain pound, Canadian dollar, and Australian dollar.  As of December 31, 2009, Legg Mason had open currency forward contracts with aggregate gross fair values of $1,064 and $285, classified as Other assets and Other liabilities, respectively.  In the Consolidated Balance Sheets, Legg Mason nets the fair value of certain foreign currency forwards executed with the same counterparty where Legg Mason has both the legal right and intent to settle the contracts on a net basis.  For the quarter and nine months ended December 31, 2009, Legg Mason recognized gains and losses of $435 and $5,412 included in Other expense relating to currency forward contracts intended to offset actual movements in currency exchange rates.

During the quarter ended December 31, 2009, Legg Mason initiated market hedges on certain seed capital investments by entering into futures contracts to sell index funds that benchmark the hedged seed capital investments. As of December 31, 2009, Legg Mason had open futures contracts with aggregate gross fair values of $56, classified as Other liabilities, requiring cash collateral of $771.  For the quarter ended December 31, 2009, Legg Mason recognized losses of $120 included in Other expense (non-operating) relating to future contracts intended to offset movements in the value of seed capital investments.

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

Terms such as “we,” “us,” “our,” and “company” refer to Legg Mason.

Business Environment

During the quarter, equity markets rose as a result of slowing growth in unemployment rates, although still at elevated levels, stabilization of the financial sector, and improved consumer confidence and earnings across most industries. As a result, all major U.S. equity market indices, as well as the Barclays Capital U.S. Aggregate Bond Index, increased during the three and nine months ended December 31, 2009.  Additionally, the Barclays Capital Global Aggregate Bond Index declined slightly during the quarter, as illustrated in the table below:

	% Change as of
	December 31, 2009
Indices	For Three Months Ended	For Nine Months Ended
Dow Jones Industrial Average(1)	7.37%	37.05%
S&P 500(2)	5.49%	39.76%
NASDAQ Composite Index(3)	6.91%	48.45%
Barclays Capital U.S. Aggregate Bond Index(4)	0.20%	5.81%
Barclays Capital Global Aggregate Bond Index(4)	(0.85%)	10.53%

[1] Dow Jones Industrial Average is a trademark of Dow Jones & Company, which is not affiliated with Legg Mason.

[2] S&P is a trademark of Standard & Poor’s, a division of the McGraw-Hill Companies, Inc., which is not affiliated with Legg Mason.

[3] NASDAQ is a trademark of the NASDAQ Stock Market, Inc., which is not affiliated with Legg Mason.

[4] Barclays Capital U.S. Aggregate Bond Index and Barclays Capital Global Aggregate Bond Index are trademarks of Barclays Capital, which is not affiliated with Legg Mason.

During the quarter, the Federal Funds rate remained at 0.25%. However, despite recent improvements, the financial environment in which we operate continues to be challenging, and we expect the challenges presented by high unemployment, possible regulatory reform, and troubles in the real estate and credit markets to persist throughout the rest of the fiscal year and beyond. We cannot predict how these uncertainties will impact the Company’s results.

Quarter Ended December 31, 2009 Compared to Quarter Ended December 31, 2008

Assets Under Management

The components of the changes in our assets under management (“AUM”) (in billions) for the three months ended December 31 were as follows:

	2009	2008
Beginning of period	$ 702.7	$ 841.9
Investment funds, excluding liquidity funds (1)
Subscriptions	10.4	8.8
Redemptions	(10.5)	(26.7)
Separate account flows, net	(28.4)	(45.0)
Liquidity fund flows, net	(4.2)	(14.1)
Net client cash flows	(32.7)	(77.0)
Market performance and other (2)	11.6	(66.7)
End of period	$ 681.6	$ 698.2

(1)

Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes

(2)

Includes impact of foreign exchange

In the last three months, AUM decreased by $21.1 billion or 3.0% from $702.7 billion at September 30, 2009 to $681.6 billion at December 31, 2009.  Net client outflows of $33 billion were offset primarily by market appreciation of $12 billion, which includes the negative impact of foreign exchange due to the strengthening U.S. dollar across other currencies during the quarter.  The majority of net outflows were from fixed income assets with $24 billion, or 74% of the outflows, and up $14 billion from last quarter, followed by liquidity outflows of $5 billion and equity outflows of $4 billion. Equity outflows increased $2 billion, or 68%, from last quarter.  The fixed income outflows were primarily in products managed by Western Asset Management Company (“Western Asset”). Equity outflows were primarily experienced at ClearBridge Advisors LLC (“ClearBridge”) and Batterymarch Financial Management, Inc. (“Batterymarch”).

AUM at December 31, 2009 were $681.6 billion, a decrease of $16.6 billion, or 2.4% from December 31, 2008. The decrease in AUM was attributable to net client outflows of $115 billion, largely offset by market appreciation of $99 billion, of which approximately 4% resulted from the impact of foreign currency exchange fluctuation. There were net client outflows in all asset classes. The majority of outflows were in fixed income with $80 billion, or 70% of the outflows, followed by equity outflows and liquidity outflows of $22 billion and $13 billion, respectively. The majority of fixed income outflows were in products managed by Western Asset that had experienced investment underperformance, although recent short-term performance has improved significantly. We have experienced outflows in our fixed income asset class since the quarter ended March 31, 2008.  Equity outflows were primarily experienced in products managed at ClearBridge, Permal Group Ltd. (“Permal”), and Legg Mason Capital Management, Inc. (“LMCM”).  Due in part to investment underperformance, we have experienced net equity outflows since fiscal 2007, although recent short-term performance has improved significantly and the rate of outflows in this asset class has generally been lower in recent quarters.  We generally earn higher fees and profits on equity AUM, and outflows in this asset class will more negatively impact our revenues and net income than would outflows in other asset classes.

Effective September 30, 2009, our alternative investments are classified as investment funds for reporting purposes.  Prior period amounts have been reclassified to conform to the current period presentation.

AUM by Asset Class

AUM by asset class (in billions) as of December 31 was as follows:

		% of		% of	%
	2009	Total	2008	Total	Change
Equity	$ 168.7	24.7%	$ 148.4	21.3%	13.7%
Fixed Income	365.8	53.7	392.1	56.1	(6.7)
Liquidity	147.1	21.6	157.7	22.6	(6.7)
Total	$ 681.6	100.0%	$ 698.2	100.0%	(2.4) %

The component changes in our AUM by asset class (in billions) for the three months ended December 31, 2009 were as follows:

	Equity	Fixed Income	Liquidity	Total
September 30, 2009	$ 165.6	$ 385.7	$ 151.4	$ 702.7
Investment funds, excluding liquidity funds
Subscriptions	5.0	5.4	—	10.4
Redemptions	(5.9)	(4.6)	—	(10.5)
Separate account flows, net	(3.3)	(24.9)	(0.2)	(28.4)
Liquidity fund flows, net	—	—	(4.2)	(4.2)
Net client cash flows	(4.2)	(24.1)	(4.4)	(32.7)
Market performance	7.3	4.2	0.1	11.6
December 31, 2009	$ 168.7	$ 365.8	$ 147.1	$ 681.6

Average AUM by asset class (in billions) for the three months ended December 31 was as follows:

		% of		% of	%
	2009	Total	2008	Total	Change
Equity	$ 164.6	23.8%	$ 169.6	22.8%	(2.9) %
Fixed Income	378.8	54.6	408.3	54.8	(7.2)
Liquidity	149.9	21.6	167.2	22.4	(10.3)
Total	$ 693.3	100.0%	$ 745.1	100.0%	(7.0) %

AUM by Division

AUM by division (in billions) as of December 31 was as follows:

		% of		% of	%
	2009	Total	2008	Total	Change
Americas	$ 472.9	69.4%	$ 490.6	70.3%	(3.6) %
International	208.7	30.6	207.6	29.7	0.5
Total	$ 681.6	100.0%	$ 698.2	100.0%	(2.4) %

The component changes in our AUM by division (in billions) for the three months ended December 31, 2009 was as follows:

	Americas	International	Total
September 30, 2009	$ 484.3	$ 218.4	$ 702.7
Investment funds, excluding liquidity funds
Subscriptions	6.1	4.3	10.4
Redemptions	(6.6)	(3.9)	(10.5)
Separate account flows, net	(18.4)	(10.0)	(28.4)
Liquidity fund flows, net	(2.5)	(1.7)	(4.2)
Net client cash flows	(21.4)	(11.3)	(32.7)
Market performance and other	10.0	1.6	11.6
December 31, 2009	$ 472.9	$ 208.7	$ 681.6

Investment Performance (1)

Investment performance in the quarter ended December 31, 2009 continued to improve relative to respective benchmarks from the previous quarter.

As of December 31, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods approximately 68%, 57%, 69%, and 88%, respectively, of our marketed equity composite(2) assets outpaced their benchmarks. As of December 31, 2008, for the trailing 1-year, 3-year, 5-year, and 10-year periods approximately 50%, 42%, 56%, and 89%, respectively, of our marketed equity composite assets outpaced their benchmarks.

As of December 31, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods approximately 68%, 13%, 33%, and 87%, respectively, of our marketed fixed income composite assets outpaced their benchmarks. As of December 31, 2008, for the trailing 1-year, 3-year, 5-year, and 10-year periods approximately 25%, 8%, 30%, and 22%, respectively, of our fixed income marketed composite assets outpaced their benchmarks.

As of December 31, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods 69%, 69%, 67%, and 81%, respectively, of our U.S. long-term mutual fund(3) assets outpaced their Lipper category average.  As of December 31, 2008, for the trailing 1-year, 3-year, 5-year, and 10-year periods 44%, 46%, 46%, and 73%, respectively, of our U.S. long-term mutual fund(3) assets outpaced their Lipper category average.

As of December 31, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods 63%, 67%, 63%, and 79%, respectively, of our U.S. equity mutual fund(3) assets outpaced their Lipper category average. As of December 31, 2008, for the trailing 1-year, 3-year, 5-year, and 10-year periods 53%, 50%, 50%, and 75%, respectively, of our U.S. equity mutual fund(3) assets outpaced their Lipper category average.

As of December 31, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods 78%, 75%, 78%, and 88%, respectively, of our U.S. fixed income mutual fund(3) assets outpaced their Lipper category average. As of December 31, 2008, for the trailing 1-year, 3-year, 5-year, and 10-year periods 26%, 38%, 39%, and 68%, respectively, of our U.S. fixed income mutual fund(3) assets outpaced their Lipper category average.

1   Index performance in this section includes reinvestment of dividends and capital gains.

2  A composite is an aggregation of discretionary portfolios (separate accounts and investment funds) into a single group that represents a particular investment objective or strategy. Each of our asset managers has its own specific guidelines for including portfolios in its marketed composites. Assets under management that are not managed in accordance with the guidelines are not included in a composite. As of December 31, 2009 and 2008, 87% of our equity assets under management in each period, and 82% and 81%, of our fixed income assets under management, respectively, were in marketed composites.

3  Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of December 31, 2009 and 2008, the U.S. long-term mutual fund assets represented in the data accounted for 15% and 12%, respectively, of our total assets under management. The performance of our U.S. long-term mutual fund assets is included in the marketed composites.

Revenue by Division

Operating revenues by division (in millions) for the three months ended December 31 were as follows:

		% of		% of	%
	2009	Total	2008	Total	Change
Americas	$ 483.0	69.9%	$ 495.4	68.8%	(2.5)%
International	207.5	30.1	224.6	31.2	(7.6)
Total	$ 690.5	100.0%	$ 720.0	100.0%	(4.1)%

The decrease in operating revenues in the Americas division was primarily due to decreased mutual fund and separate account advisory fees on assets managed by Western Asset, partially offset by increased mutual fund advisory fees on assets managed by Royce & Associates, LLC (“Royce”) and increased performance fees at Western Asset.  The decrease in operating revenues in the International division was due to decreased fund revenues at Permal, partially offset by increased performance fees at Permal.

Results of Operations

Operating Revenues

Total operating revenues in the quarter ended December 31, 2009 were $690.5 million, down 4% from $720.0 million in the prior year quarter, primarily as a result of a 7% decrease in average AUM, and partly driven by the impact of changes in the mix of asset classes of our AUM, as further described below, as well as an increase in fee waivers on liquidity funds, in order to maintain a certain yield to investors.  These decreases were partially offset by an increase in performance fees.

Investment advisory fees from separate accounts decreased $16.3 million, or 7%, to $208.9 million.  Of this decrease, $14.4 million was the result of lower average fixed income assets managed at Western Asset and $11.3 million was the result of lower average equity assets at ClearBridge, Private Capital Management, LP (“PCM”), and LMCM, offset in part by a $5.7 million increase resulting from higher average equity assets at Batterymarch and Legg Mason Global Equities Group.

Investment advisory fees from funds decreased $38.6 million, or 9.9%, to $350.8 million.  Of this decrease, $35.5 million was the result of lower average assets managed at Permal, $25.0 million was the result of fee waivers on liquidity funds managed by Western Asset to maintain a certain yield to investors, and $21.0 million was the result of lower average liquidity assets managed at Western Asset.  These decreases were offset in part by an increase of $26.2 million due to higher average equity assets managed at Royce, ClearBridge, and Legg Mason Global Equities Group, and $7.7 million due to higher average fixed income assets managed at Western Asset.

Performance fees increased $28.6 million to $31.5 million, driven by fees earned on investment products managed by Permal and Western Asset.

Distribution and service fees decreased $2.1 million, or 2%, primarily as a result of a decline in average liquidity assets for which fee rates are typically lower, partially offset by an increase in equity and fixed income assets for which fee rates are typically higher.

Operating Expenses

Our cost reduction initiatives began subsequent to the quarter ended June 30, 2008, with many of the more significant actions taken in the quarter ended December 31, 2008.  Our year-over-year expense comparisons for the December 31, 2009 quarter continue to reflect the impact of cost saving actions.  The impact of expense reductions resulting from cost saving actions taken subsequent to December 31, 2008 are noted in the discussion below, where applicable.

Compensation and benefits increased 47% to $287.7 million.  This increase was primarily driven by an increase in deferred compensation and revenue-share based incentive obligations of $56.6 million resulting from market gains on assets invested for deferred compensation plans and seed capital investments (which are offset by gains in other non-operating income).  In addition, the December 2008 quarter includes the impact of decisions made to reduce discretionary incentives and eliminate profit sharing benefits last year, which resulted in the reversal of prior period expense accruals of approximately $34.0 million.  Compensation and benefits also increased by a net $21.0 million reflecting the impact of the accrual reversals last year, offset in part by the current year impact of workforce reductions and other cost saving actions that occurred subsequent to December 31, 2008.  Revenue share-based incentive compensation increased $14.8 million, primarily as a result of higher revenues at Royce in the December 2009 quarter.  Compensation as a percentage of operating revenues increased to 41.7% from 27.1% in the prior year period primarily as a result of compensation increases related to the impact of unrealized market gains on assets invested for deferred compensation plans and seed capital investments and the impact of year-to-date reductions in discretionary incentives and profit sharing recognized in the prior year period.

Distribution and servicing expenses decreased 12% to $177.7 million as a result of a decrease in average AUM in certain products, primarily managed at Western Asset and Permal, for which we pay fees to third-party distributors, and the impact of waived fees for certain liquidity funds that are shared with our distribution partners, offset in part by one-time structuring fees on a closed-end fund launch in the current period.

Communications and technology expense decreased 12% to $39.8 million, as a result of cost savings initiatives that contributed to a $1.7 million reduction in printing costs, a $1.5 million reduction in technology depreciation expense, which resulted from the full depreciation of certain assets prior to the current quarter, and a $1.0 million decrease in technology consulting fees.

Occupancy expense decreased 11% to $63.2 million, as a result of a $36.1 million charge recognized in the prior year quarter resulting from a sub-tenant default on one of our sublet office leases.  This was largely offset by a $28.3 million charge in the current year period primarily resulting from subleasing excess space in our new corporate headquarters.  The current period charge represents the present value of the amount by which our commitment under our lease exceeds the amount due to us under the terms of our subleases.

Amortization of intangible assets decreased 38% to $5.7 million, primarily as a result of the impact of asset impairments during fiscal 2009, which reduced amortization expense by $3.7 million.

Impairment charges were $1.2 billion in the December 2008 quarter, representing the write-down of goodwill and intangible assets in our former Wealth Management division as a result of declines in the AUM and projected cash flows of affiliates within that division.

Other expenses decreased 18% to $37.2 million, primarily as a result of a $4.7 million reduction in charges for trading errors, and reductions in travel and entertainment and advertising costs of $3.5 million and $2.3 million, respectively, partially due to cost savings initiatives, which were offset in part by $3.1 million of foreign currency losses.

Other Non-Operating Income (Expense)

Interest income decreased 74% to $2.2 million, primarily as a result of a decline in average interest rates earned on investment balances and lower average investment balances, which reduced interest income by $4.9 million and $1.5 million, respectively.

Interest expense decreased 36% to $29.2 million, primarily as a result of the exchange of our Equity Units in the September 2009 quarter, which reduced interest expense by $14.7 million, as well as a $4.8 million reduction due to the repayment of $250 million of outstanding borrowings under our revolving credit facility in March 2009 and lower interest rates paid on our term loan.

Due to stability in the net asset value of our supported liquidity fund, no fund support losses were recognized during the quarter ended December 31, 2009.  Fund support losses were $1.09 billion in the quarter ended December 31, 2008.  See Note 10 of Notes to Consolidated Financial Statements for additional information.

Other income (expense) increased $95.7 million to income of $20.1 million, primarily as a result of an increase of $46.1 million in unrealized market gains on assets held for deferred compensation plans, which are substantially offset by corresponding compensation increases discussed above, and $32.5 million in unrealized market gains on investments in proprietary fund products, which are partially offset by compensation increases discussed above.  Impairment losses on partnership investments recognized during the prior year quarter of $12.2 million also contributed to the increase.

Income Tax Benefit (Expense)

The provision for income taxes was $26.0 million compared to a benefit of $778.0 million in the prior year period, primarily as a result of increased earnings due to the absence of losses related to liquidity fund support and intangibles impairment charges. The effective tax rate was 36.0% compared to 34.3% in the prior year period.  The prior period benefit rate was impacted by lower tax benefits on goodwill impairment charges.

Net Income (Loss) Attributable to Legg Mason, Inc.

Net income attributable to Legg Mason, Inc. for the three months ended December 31, 2009 totaled $44.9 million, or $0.28 per diluted share, compared to net loss of $1.49 billion, or $10.59 per diluted share, in the prior year period.  Cash income (see Supplemental Non-GAAP Financial Information) for the quarter ended December 31, 2009 totaled $93.2 million, or $0.57 per diluted share, compared to cash loss of $1.81 billion, or $12.85 per diluted share, in the prior year quarter.  These increases were primarily due to the impact of the impairment of goodwill and intangible assets in our former Wealth Management division in the prior year quarter and no  losses related to liquidity fund support in the current year quarter.  The pre-tax profit margin increased to 10.5% from (315.4%) in the prior year period.  The pre-tax profit margin, as adjusted (see Supplemental Non-GAAP Financial Information), for the quarters ended December 31, 2009 and 2008 was 14.1% and (438.9%), respectively.  During the quarter ended December 31, 2008, losses related to the impairment charges and liquidity fund support reduced the pre-tax profit margin by 170.2 percentage points and 148.6 percentage points, respectively, and the pre-tax profit margin, as adjusted, by 236.8 percentage points and 206.8 percentage points, respectively.

Nine Months Ended December 31, 2009 Compared to Nine Months Ended December 31, 2008

Assets Under Management

The components of the changes in our assets under management (“AUM”) (in billions) for the nine months ended December 31 were as follows:

	2009	2008
Beginning of period	$ 632.4	$ 950.1
Investment funds, excluding liquidity funds
Subscriptions (1)	28.2	37.5
Redemptions	(30.6)	(65.3)
Separate account flows, net	(65.0)	(82.0)
Liquidity fund flows, net	(3.7)	(5.6)
Net client cash flows	(71.1)	(115.4)
Market performance and other (2)	120.3	(136.0)
Acquisitions (dispositions), net	─	(0.5)
End of period	$ 681.6	$ 698.2

(1)

Subscriptions and redemptions reflect the gross activity in the funds and include transfers between funds and between share classes

(2)

Includes impact of foreign exchange

AUM by Asset Class

Average AUM by asset class (in billions) for the nine months ended December 31 was as follows:

		% of		% of	%
	2009	Total	2008	Total	Change
Equity	$ 152.3	22.6%	$ 225.3	26.2%	(32.4) %
Fixed Income	372.2	55.2	460.6	53.5	(19.2)
Liquidity	149.3	22.2	174.4	20.3	(14.4)
Total	$ 673.8	100.0%	$ 860.3	100.0%	(21.7) %

The component changes in our AUM by asset class (in billions) for the nine months ended December 31, 2009 were as follows:

	Equity	Fixed Income	Liquidity	Total
March 31, 2009	$ 126.9	$ 357.6	$ 147.9	$ 632.4
Investment funds, excluding liquidity funds
Subscriptions	13.9	14.3	—	28.2
Redemptions	(17.9)	(12.7)	—	(30.6)
Separate account flows, net	(9.1)	(57.5)	1.6	(65.0)
Liquidity fund flows, net	—	—	(3.7)	(3.7)
Net client cash flows	(13.1)	(55.9)	(2.1)	(71.1)
Market performance and other	54.9	64.1	1.3	120.3
December 31, 2009	$ 168.7	$ 365.8	$ 147.1	$ 681.6

AUM by Division

The component changes in our AUM by division (in billions) for the nine months ended December 31, 2009 were as follows:

	Americas	International	Total
March 31, 2009	$ 446.7	$ 185.7	$ 632.4
Investment funds, excluding liquidity funds
Subscriptions	17.4	10.8	28.2
Redemptions	(19.5)	(11.1)	(30.6)
Separate account flows, net	(46.1)	(18.9)	(65.0)
Liquidity fund flows, net	(12.0)	8.3	(3.7)
Net client cash flows	(60.2)	(10.9)	(71.1)
Market performance and other	86.4	33.9	120.3
December 31, 2009	$ 472.9	$ 208.7	$ 681.6

In the last nine months, AUM increased by $49.2 billion or 8% from $632.4 billion at March 31, 2009. The increase in AUM was attributable to market appreciation of $120 billion, of which approximately 8% resulted from the impact of foreign currency exchange fluctuation, which was partially offset by net client outflows of $71 billion. The majority of outflows were in fixed income with $56 billion, or 79% of the outflows, followed by equity outflows of $13 billion and net liquidity outflows of $2 billion. The majority of fixed income outflows were in products managed by Western Asset and Brandywine Global Investment Management, LLC (“Brandywine”) that had experienced investment underperformance, although short-term performance has improved significantly. Equity outflows, which in part were driven by investment underperformance, although short-term performance has improved significantly, were primarily experienced by equity products managed at ClearBridge, Batterymarch, LMCM, and Permal.

Revenue by Division

Operating revenues by division (in millions) for the nine months ended December 31 were as follows:

		% of		% of	%
	2009	Total	2008	Total	Change
Americas	$ 1,397.2	71.2%	$ 1,855.0	67.7%	(24.7)%
International	566.3	28.8	885.2	32.3	(36.0)
Total	$ 1,963.5	100.0%	$ 2,740.2	100.0%	(28.3)%

The decrease in operating revenues in the Americas division was primarily due to decreased mutual fund advisory fees on assets managed by Western Asset, LMCM and ClearBridge, decreased separate account advisory fees on assets managed by Western Asset and ClearBridge, and decreased distribution and service fee revenues from U.S. retail equity and liquidity funds.  The decrease in operating revenues in the International division was primarily due to decreased fund revenues at Permal.

Results of Operations

Operating Revenues

Total operating revenues in the nine months ended December 31, 2009 were $1.96 billion, down 28% from $2.74 billion in the prior year period, primarily as a result of a 22% decrease in average AUM.  The shift in the mix of AUM from higher fee equity assets to a greater percentage of fixed income and liquidity assets also contributed to the revenue decline.

Investment advisory fees from separate accounts decreased $218.2 million, or 26%, to $606.7 million.  Of this decrease, $108.0 million was the result of lower average equity assets at ClearBridge, PCM, LMCM, and Brandywine and $92.9 million was the result of lower average fixed income assets managed at Western Asset.

Investment advisory fees from funds decreased $473.6 million, or 32%, to $1.03 billion.  Of this decrease, $325.9 million was the result of lower average equity assets managed at Permal, LMCM, ClearBridge, and Royce, $80.3 million was the result of lower average fixed income and liquidity assets managed at Western Asset, and $36.1 million was the result of fee waivers related to liquidity funds managed by Western Asset to maintain a certain yield to investors.

Performance fees increased $30.3 million, or 184%, to $46.8 million, driven by fees earned on assets managed at Western Asset and Permal.

Distribution and service fees decreased $110.1 million, or 28%, to $279.2 million, primarily as a result of a decline in average mutual fund AUM in all share classes.

Operating Expenses

Compensation and benefits decreased 6% to $844.0 million.  This decrease was primarily driven by a $165.1 million decrease in revenue-share based compensation, primarily resulting from lower revenues in the nine months ended December 31, 2009, and the net impact of workforce reductions and other cost savings initiatives that lowered compensation by approximately $23.3 million.  These were offset in part by an increase in deferred compensation and revenue-share based incentive obligations of $137.2 million resulting from market gains on assets invested for deferred compensation plans and seed capital investments, which are offset by gains in other non-operating income (expense).  Compensation as a percentage of operating revenues increased to 43.0% from 32.7% in the prior year period primarily as a result of compensation increases related to unrealized market gains on assets invested for deferred compensation plans and investments in proprietary fund products and the impact of fixed compensation costs which do not vary with revenues.

Distribution and servicing expenses decreased 34% to $524.5 million as a result of a decrease in average AUM in certain products for which we pay fees to third-party distributors and the impact of liquidity fund fee waivers that are shared with our distribution partners.

Communications and technology expense decreased 16% to $120.9 million, primarily as a result of cost savings initiatives that contributed to a $10.5 million decrease in technology consulting fees and telecommunications services.  Reductions in printing costs and lower technology depreciation expense, which resulted from the full depreciation of certain assets prior to or during the nine months ended December 31, 2009, of $6.8 million and $5.3 million, respectively, also contributed to the decrease.

Occupancy expense decreased 5% to $131.5 million, primarily due to the recognition of $39.5 million of charges related to sublease agreements recorded in the prior year period, offset in part by a $28.3 million charge primarily resulting from the subleasing of space in our corporate headquarters in the current year period, as well as $4.9 million of incremental costs from the relocation of our corporate headquarters.

Amortization of intangible assets decreased 40% to $17.0 million, primarily as a result of the impact of the asset impairments during fiscal 2009, which reduced amortization expense by $11.0 million.

Impairment charges were $1.2 billion in the nine months ended December 31, 2008, representing the write-down of goodwill and intangible assets in our former Wealth Management division as a result of declines in the AUM and projected cash flows of affiliates within that division.

Other expenses decreased 23% to $110.2 million, primarily as a result of cost savings initiatives that contributed to reductions in travel and entertainment costs of $16.6 million and advertising costs of $8.1 million.  A reduction in charges for trading errors of $4.8 million also contributed to the decrease.

Other Non-Operating Income (Expense)

Interest income decreased 89% to $5.8 million, primarily as a result of a decline in average interest rates and lower average investment balances, which reduced interest income by $33.8 million and $12.2 million, respectively.

Interest expense decreased 26% to $101.2 million, primarily as a result of the exchange of our Equity Units in August 2009, which reduced interest expense by $21.8 million, and a $19.8 million decrease due to the repayment of our 6.75% senior notes in July 2008, the repayment of $250 million of the outstanding borrowings under our revolving credit facility in March 2009, and lower interest rates paid on our term loans.  These decreases were offset in part by an increase in amortization of debt issuance costs of $3.9 million.

Due to increases in the net asset values of supported liquidity funds, in the current year period we reversed unrealized, non-cash losses recorded in fiscal 2009 of $20.6 million related to liquidity fund support arrangements for our offshore funds.  During the nine months ended December 31, 2008, we recorded losses of $1.68 billion related to liquidity fund support, largely due to the sale of securities issued by one SIV.  See Note 10 of Notes to Consolidated Financial Statements for additional information.

Other income (expense) increased $197.8 million to income of $84.8 million, primarily as a result of an increase of $118.6 million in unrealized market gains on assets held in deferred compensation plans, which are substantially offset by corresponding compensation increases discussed above, and $85.5 million in unrealized market gains on investments in proprietary fund products, which are partially offset by corresponding compensation increases discussed above.  These increases were offset in part by the impact of $22.0 million in charges related to the exchange of 91% of our Equity Units in the current year period.

Income Tax Benefit (Expense)

The provision for income taxes was $82.1 million compared to a benefit of $858.7 million in the prior year period, primarily as a result of increased earnings due to the absence of losses related to liquidity fund support and goodwill impairment charges. The effective tax rate was 36.0%

compared to a benefit of 34.4% in the prior year period.  The prior year’s benefit rate was impacted by lower tax benefits on goodwill impairment charges.

Net Income (Loss) Attributable to Legg Mason, Inc.

Net income attributable to Legg Mason, Inc. for the nine months ended December 31, 2009 totaled $140.8 million, or $0.92 per diluted share, compared to net loss attributable to Legg Mason, Inc. of $1.64 billion, or $11.64 per diluted share, in the prior year period.  Cash income (see Supplemental Non-GAAP Financial Information) for the nine months ended December 31, 2009 totaled $286.5 million, or $1.87 per diluted share, compared to cash loss of $1.85 billion, or $13.17 per diluted share in the prior year period. These increases were primarily due to the impact of the impairment of goodwill and intangible assets in our former Wealth Management division and losses related to liquidity fund support, net of income tax benefits, in the prior year period.  The pre-tax profit margin increased to 11.6% from (91.1%) in the prior year period.  The pre-tax profit margin, as adjusted (see Supplemental Non-GAAP Financial Information), for the nine months ended December 31, 2009 and 2008 was 15.8% and (128.0%), respectively.  During the nine months ended December 31, 2009, gains related to liquidity fund support increased the pre-tax profit margin and pre-tax profit margin, as adjusted, by 1.2 percentage points and 1.6 percentage points, respectively.  During the nine months ended December 31, 2008, losses related to liquidity fund support and the impairment of goodwill and intangible assets reduced the pre-tax profit margin by 59.6 percentage points and 44.7 percentage points, respectively, and the pre-tax profit margin, as adjusted, by 83.6 percentage points and 62.8 percentage points, respectively.

Quarter Ended December 31, 2009 Compared to Quarter Ended September 30, 2009

Results of Operations

Net income attributable to Legg Mason, Inc. for the quarter ended December 31, 2009 was $44.9 million, or $0.28 per diluted share, compared to $45.8 million, or $0.30 per diluted share, in the quarter ended September 30, 2009.  Operating revenues increased 5%, from $659.9 million in the September 2009 quarter to $690.5 million in the December 2009 quarter, reflecting a $22.0 million increase in performance fees, as well as a 1% increase in average AUM and an increase in the percentage of higher yielding equity assets.  Operating expenses increased 5%, from $582.0 million in the September 2009 quarter to $611.3 million in the December 2009 quarter.  This increase was largely attributable to a $28.3 million charge primarily resulting from subleasing space in our corporate headquarters in the December 2009 quarter.  Other non-operating expense was $6.9 million, compared to $2.9 million in the September 2009 quarter.  The increase in other non-operating expense was primarily due to a $15.6 million decline in market gains on assets invested for deferred compensation plans, which are substantially offset in compensation and benefits, a $4.8 million decline in market gains on investments in proprietary fund products, which are partially offset in compensation and benefits, and a $5.6 million decrease in gains from fund support.  These were offset in part by the impact of $22.0 million of transaction costs from the exchange of our Equity Units in the September 2009 quarter.  Cash income (see Supplemental Non-GAAP Financial Information) was $93.2 million, or $0.57 per diluted share, for the December quarter, compared to $94.0 million, or $0.61 per diluted share, in the September quarter. The decrease was attributable to the increase in operating expenses and decrease in gains from fund support, offset in part by the increase in operating revenues, as described above.  The pre-tax profit margin was 10.5% in the December 2009 quarter compared to 11.4% in the prior quarter.  The pre-tax profit margin, as adjusted (see Supplemental Non-GAAP Financial Information), was 14.1% in the December 2009 quarter compared to 15.4% in the September 2009 quarter.

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

We believe that cash income (loss) provides a good representation of our operating performance adjusted for non-cash acquisition related items and other items, as an indicator of value that facilitates comparison of our results to the results of other asset management firms that have not issued contingent convertible debt or made significant acquisitions, including any related goodwill or intangible asset impairments.

We also believe that cash income (loss) is an important metric in estimating the value of an asset management business.  This measure is provided in addition to net income (loss), but is not a substitute for net income (loss) and may not be comparable to non-GAAP performance measures, including measures of cash earnings or cash income, of other companies. Further, cash income (loss) is not a liquidity measure and should not be used in place of cash flow measures determined under GAAP. We consider cash income to be useful to investors because it is an important metric in measuring the economic performance of asset management companies, as an indicator of value that facilitates comparisons of our operating results with the results of other asset management firms that have not issued contingent convertible debt or engaged in significant acquisitions.

In calculating cash income, we add the impact of the amortization of intangible assets from acquisitions, such as management contracts, to net income (loss) to reflect the fact that these non-cash expenses distort comparisons of our operating results with the results of other asset management firms that have not engaged in significant acquisitions. Deferred taxes on indefinite-life intangible assets and goodwill represent actual tax benefits that are not realized under GAAP absent an impairment charge or the disposition of the related business. Because we actually receive these tax benefits on indefinite-life intangible assets and goodwill over time, we add them to net income in the calculation of cash income. Conversely, we subtract the income tax benefits on these impairment charges that have been recognized under GAAP.  We also add back imputed interest on contingent convertible debt, which is a non-cash expense, required by new accounting guidance as well as the actual tax benefits on the related contingent convertible debt that are not realized under GAAP.

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

The tax effects of these adjustments, if relevant, are determined at the related effective rates.

A reconciliation of net income (loss) attributable to Legg Mason, Inc. to cash income (loss) (in thousands except per share amounts) is as follows:

	Three Months Ended
	December 31,	September 30,	December 31,
	2009	2009	2008
Net income (loss) attributable to Legg Mason, Inc.	$ 44,922	$ 45,774	$ (1,492,832)
Plus (Less):
Amortization of intangible assets	5,746	5,664	9,252
Deferred income taxes on intangible assets	33,855	34,023	37,260
Deferred income taxes on impairment charges	—	—	(374,353)
Imputed interest on convertible debt	8,632	8,587	8,105
Cash income (loss)	$ 93,155	$ 94,048	$ (1,812,568)

Net income (loss) per diluted share	$ 0.28	$ 0.30	$ (10.59)
Plus (Less):
Amortization of intangible assets	0.03	0.04	0.07
Deferred income taxes on intangible assets	0.21	0.22	0.26
Deferred income taxes on impairment charges	—	—	(2.65)
Imputed interest on convertible debt	0.05	0.05	0.06
Cash income (loss)	$ 0.57	$ 0.61	$ (12.85)

The decrease in cash income from the quarter ended September 30, 2009, was primarily driven by the increase in operating expenses and decrease in gains from fund support, which were partially offset by the increase in operating revenues, as previously described.  The increase in cash income from the quarter ended December 31, 2008, was primarily driven by the increases in net income attributable to Legg Mason, Inc., as previously described.  Cash loss for the quarter ended December 31, 2008 also includes a $374.4 million reduction for income tax benefits on the impairment charge that have been recognized under U.S. GAAP.

	Nine Months Ended
	December 31,
	2009	2008
Net income (loss) attributable to Legg Mason, Inc.	$ 140,750	$ (1,637,694)
Plus (Less):
Amortization of intangible assets	17,038	28,475
Deferred income taxes on intangible assets	103,175	107,115
Deferred income taxes on impairment charges	—	(374,353)
Imputed interest on convertible debt	25,583	24,020
Cash income (loss)	$ 286,546	$ (1,852,437)

Net income (loss) per diluted share	$ 0.92	$ (11.64)
Plus (Less):
Amortization of intangible assets	0.11	0.20
Deferred income taxes on intangible assets	0.67	0.75
Deferred income taxes on impairment charges	—	(2.65)
Imputed interest on convertible debt	0.17	0.17
Cash income (loss)	$ 1.87	$ (13.17)

The increase in cash income from the nine months ended December 31, 2008, was primarily driven by the increases in net income attributable to Legg Mason, Inc., as previously described.    The decrease in amortization of intangible assets is due to the impact of impairments recognized during fiscal 2009.  Cash loss for the nine months ended December 31, 2008 also included a $374.4 million reduction for income tax benefits on the impairment charge that have been recognized under U.S. GAAP.

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

A reconciliation of pre-tax profit margin adjusted for distribution and servicing expense is as follows:

	Three Months Ended
	December 31,
	2009	2008
Operating Revenues, GAAP basis	$ 690,479	$ 719,988
Less:
Distribution and servicing expense	177,660	202,502
Operating Revenues, as adjusted	$ 512,819	$ 517,486

Income (Loss) before Income Tax Provision (Benefit)	$ 72,239	$ (2,271,027)

Pre-tax profit margin, GAAP basis	10.5%	(315.4%)
Pre-tax profit margin, as adjusted	14.1	(438.9)

	Nine Months Ended
	December 31,
	2009	2008
Operating Revenues, GAAP basis	$ 1,963,459	$ 2,740,156
Less:
Distribution and servicing expense	524,512	789,344
Operating Revenues, as adjusted	$ 1,438,947	$ 1,950,812

Income (Loss) before Income Tax Provision (Benefit)	$ 227,936	$ (2,496,722)

Pre-tax profit margin, GAAP basis	11.6%	(91.1%)
Pre-tax profit margin, as adjusted	15.8	(128.0)

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

Our assets consist primarily of intangible assets, cash and cash equivalents, goodwill, investment securities, and investment advisory and related fee receivables.  Our assets have been principally funded by equity capital, long-term debt and the results of operations. At December 31, 2009, our cash, total assets, long-term debt and stockholders’ equity were $1.4 billion, $9.1 billion, $1.7 billion and $5.8 billion, respectively.

The following table summarizes our consolidated statements of cash flows for the nine months ended December 31 (in millions):

	2009	2008
Cash flows from operating activities	$ 732.2	$ 372.2
Cash flows used for investing activities	(225.2)	(869.4)
Cash flows from (used for) financing activities	(183.6)	599.1
Effect of exchange rate changes	19.6	(2.7)
Net change in cash and cash equivalents	343.0	99.2
Cash and cash equivalents, beginning of period	1,084.5	1,463.6
Cash and cash equivalents, end of period	$ 1,427.5	$ 1,562.8

Cash flows from operating activities were $732.2 million during the nine months ended December 31, 2009, primarily attributable to approximately $580 million in income tax refunds received during the June quarter.

Cash outflows for investing activities during the nine months ended December 31, 2009 were $225.2 million, primarily attributable to cash payments of $180 million, made in the December 2009 quarter in connection with the acquisition of Permal, and payments for fixed assets of $72.6 million, principally associated with the relocation of our corporate headquarters, partially offset by fund support collateral received of $35.3 million due to the amendment, termination and expiration of certain capital support agreements.

Cash outflows for financing activities during the nine months ended December 31, 2009 were $183.6 million primarily due to $132.3 million of cash consideration paid in the Equity Units exchange offer and the payment of cash dividends.

During the September 2009 quarter, we completed an exchange offer for 95% of our Equity Units in the form of Corporate Units in order to increase our equity capital levels and reduce the amount of our outstanding debt and related interest expense. The Company exchanged 91% of its outstanding Corporate Units, each for 0.8881 of a share of our common stock and $6.25 in cash per Corporate Unit, equating to 18.6 million shares of Legg Mason common stock and $132.3 million of cash, including cash paid in lieu of fractional shares and transaction costs. The transaction increases the interest coverage ratio under our bank credit facilities as a result of lower interest expense. In connection with this transaction, we incurred transaction costs of approximately $22 million in the September 2009 quarter, of which $15.7 million was in cash.

The agreements entered into as part of our January 2008 issuance of $1.25 billion in 2.5% convertible senior notes prevent us from incurring more than $250 million in additional debt, with a few exceptions, if our debt to EBITDA ratio (as defined in the documents) exceeds 2.5.  The sales of SIV securities during fiscal 2009 reduced our EBITDA under the definition, thus increasing our ratio for purposes of this covenant.  Due in part to this event, we may not, subject to a few limited exceptions, incur more than $250 million in new indebtedness until the effects of the sales of SIV securities is no longer in the trailing 12 month EBITDA calculation and when we have substantially reduced our outstanding indebtedness.

As of December 31, 2009, our financial covenants under our bank agreements include: maximum net debt to EBITDA ratio of 3.0 and minimum EBITDA to interest expense ratio of 4.0.  Debt is defined to include all obligations for borrowed money, excluding the debt incurred in the equity units offering and non-recourse debt, and under capital leases. Under these net debt covenants, our debt is reduced by the amount of our unrestricted cash in excess of $500 million in working capital.  EBITDA is defined as consolidated net income plus/minus tax expense, interest expense, depreciation and amortization, amortization of intangibles, any extraordinary expenses or losses, any non-cash charges and up to $3.0 billion in realized losses resulting from liquidity fund support. As of December 31, 2009, Legg Mason’s net debt to EBITDA ratio was 2.1 and EBITDA to interest expense ratio was 5.5.

If our net income significantly declines, or if we spend our available cash, it may impact our ability to maintain compliance with these covenants.  If we determine that our compliance with these covenants may be under pressure, we may elect to take a number of actions, including reducing our expenses in order to increase our EBITDA, using available cash to repay all or a portion of our outstanding debt subject to these covenants or seeking to negotiate with our lenders to modify the terms or to restructure our debt.  We anticipate that we will have available cash to repay our bank debt, should it be necessary. Using available cash to repay more indebtedness than the repayment discussed below would make the cash unavailable for other uses and might affect the liquidity discussions and conclusions in this section. Entering into any modification or restructuring of our debt would likely result in additional fees or interest payments.

We expect that over the next 12 months our operating activities will be adequate to support our operating cash needs.  We received approximately $580 million in tax refunds during the June 2009 quarter, primarily attributable to the tax benefits from the utilization of realized losses incurred in fiscal 2009 on the sale of securities issued by SIVs.  New federal legislation, enacted in November 2009, to extend the net operating loss carryback period from two to five years enabled us to utilize an additional $1.3 billion of net operating loss deductions and, as a result, we received an additional $459 million in tax refunds in January 2010.  Remaining net operating loss carryforwards of $300 million and future deductions for purchased goodwill and intangible assets aggregating approximately $3.4 billion will reduce future taxable income and related U.S. federal tax payments.

In November 2009, we paid an aggregate of $171 million to acquire the remaining outstanding shares of Permal under the terms of the acquisition agreement.  We also elected to purchase, for $9 million, the rights of the sellers of the preference shares to receive an earn-out payment of up to $149 million in two years.  As a result of this transaction, there will be no further payments for the Permal acquisition.

In January 2010, we repaid the $550 million outstanding balance on our unsecured floating-rate five-year term loan that was due October 2010.  After the repayment of the loan, we have over $1.3 billion of cash on our balance sheet. We may elect to utilize our available cash for any number of activities, including seed capital investments in new products, repayment of outstanding debt, acquisitions, or purchasing shares of our stock. As a result of the payment of the remaining balance on our 5-year term loan, our proforma EBITDA (trailing 12 months) to interest expense ratio would have been 11.2 as of December 31, 2009.

As described above, we currently project that our available cash and cash flows from operating activities will be sufficient to fund our liquidity needs.  Our $500 million revolving credit facility, with $250 million outstanding, matures in October 2010, and we expect to have sufficient cash on hand to repay the outstanding debt. However, we are in negotiations with the lenders to extend that maturity.  Accordingly, we do not currently expect to raise additional debt or equity financing over the next 12 months. However, there can be no assurances of these expectations as our projections could prove to be incorrect, unexpected events may occur that require additional liquidity, such as an acquisition opportunity, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If this were to occur, we would likely seek to manage our available resources by taking actions such as additional cost-cutting, reducing our expected expenditures on investments, selling assets (such as investment securities), repatriating earnings from foreign subsidiaries, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, we may seek to raise additional equity or debt.

On January 26, 2010, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.03 per share payable on April 12, 2010.

In July 2009, Fitch Ratings and Moody’s Investor Services (“Moody’s”) downgraded Legg Mason's debt rating to BBB+ from A- and to Baa1 from A3, respectively.  Both rating agencies removed us from ratings watch negative and assigned a stable outlook.

Liquidity Fund Support

As of December 31 and March 31, 2009, the amounts of our remaining liquidity fund support and related cash collateral (in thousands) were as follows:

	Earliest	December 31, 2009		March 31, 2009
Description	Transaction Date	Support Amount	Cash Collateral (1)	Support Amount	Cash Collateral(1)
Capital Support Agreements(2)	September 2008	$ 5,000	$ 5,000	$ 34,500	$ 34,500
Capital Support Agreements(3)	October 2008	—	—	7,000	7,000
Total		$ 5,000	$ 5,000	$ 41,500	$ 41,500

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

The following table sets forth these contractual and contingent obligations (in millions) by fiscal year as of December 31, 2009, unless otherwise noted:

	Remaining 2010	2011	2012	2013	2014	Thereafter	Total
Contractual Obligations
Short-term borrowings(1)	$ 251.5	$ —	$ —	$ —	$ —	$ —	$ 251.5
Long-term borrowings by contract maturity(2)	1.7	555.1	2.3	0.9	0.9	1,359.9	1,920.8
Interest on short-term and long-term borrowings(2)(3)	20.3	43.2	39.0	38.9	38.9	84.2	264.5
Minimum rental and service commitments	41.8	130.9	120.0	107.1	89.0	685.5	1,174.3
Minimum commitments under capital leases(4)	29.5	2.8	2.0	—	—	—	34.3
Total Contractual Obligations	344.8	732.0	163.3	146.9	128.8	2,129.6	3,645.4
Contingent Obligations
Capital support(5)	5.0	—	—	—	—	—	5.0
Total Contractual and Contingent Obligations(6,7)	$ 349.8	$ 732.0	$ 163.3	$ 146.9	$ 128.8	$ 2,129.6	$ 3,650.4

(1)

Represents borrowing under our revolving line of credit which does not expire until October 2010.  However, we may elect to repay this debt sooner if we have sufficient available cash.

(2) Reflects reductions in long-term borrowings and interest on long-term borrowings as a result of the exchange of our Equity Units in August 2009.  Outstanding principal balance of $550 million in bank term loan maturing in fiscal 2011was repaid in January 2010.

(3)

Interest on floating rate long-term debt is based on rates at December 31, 2009.

(4)

The amount of commitments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of the agreements.

(5) The amount of contingent obligations under the capital support agreement represents the maximum amount that could be payable at any time up through the contract’s termination date.

(6)

The table above does not include approximately $27.9 million in capital commitments to investment partnerships in which Legg Mason is a limited partner. These obligations will be funded, as required, through the end of the commitment periods through 2011.

(7)

The table above does not include amounts for uncertain tax positions of $37.1 million (net of the federal benefit for state tax liabilities) because the timing of any related cash outflows cannot be reliably estimated.

Critical Accounting Policies

The following critical accounting policies have been updated from our Annual Report on Form 10-K for the year ended March 31, 2009.  Accounting policies are an integral part of the preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Understanding these policies, therefore, is a key factor in understanding our reported results of operations and financial position. Certain critical accounting policies require us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in the consolidated financial statements. Due to their nature, estimates involve judgment based upon available information. Therefore, actual results or amounts could differ from estimates and the difference could have a material impact on the consolidated financial statements.

Intangible Assets and Goodwill

Balances as of December 31, 2009 are as follows:

	Americas	International	Total
Asset management contracts	$ 74,470	$ 10,197	$ 84,667
Indefinite-life intangible assets	2,601,551	1,152,148	3,753,699
Trade names	7,700	62,100	69,800
Goodwill	907,079	411,583	1,318,662
	$ 3,590,800	$ 1,636,028	$ 5,226,828

Our identifiable intangible assets consist primarily of asset management contracts, contracts to manage proprietary mutual funds or funds-of-hedge funds and trade names resulting from acquisitions. Asset management contracts are amortizable intangible assets that are capitalized at acquisition and amortized over the expected life of the contract. Contracts to manage proprietary mutual funds or funds-of-hedge funds are considered indefinite-life intangible assets because we assume that there is no foreseeable limit on the contract period due to the likelihood of continued renewal at little or no cost. Similarly, trade names are considered indefinite-life intangible assets because they are expected to generate cash flows indefinitely.

We completed our annual impairment tests of goodwill and indefinite-life intangible assets during the quarter ended December 31, 2009 as required under applicable accounting standards, and determined that there was no impairment in the value of these assets as of December 31, 2009.  Further, no impairment in the value of amortizable intangible assets was recognized during the nine months ended December 31, 2009, as our estimates of the related future cash flows exceeded the asset carrying values.

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

The estimated useful lives of amortizable intangible assets currently range from 1 to 8 years with a weighted-average life of approximately 4.5 years.

Indefinite-Life Intangible Assets

For intangible assets with lives that are indeterminable or indefinite, fair value is determined from a market participant’s perspective based on projected discounted cash flows. We have two primary types of indefinite-life intangible assets: proprietary fund contracts and to a lesser extent, trade names.

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

The domestic mutual fund contracts acquired in the Citigroup Asset Management acquisition of $2,502 million and the Permal funds-of-hedge funds contracts of $947 million account for approximately 65% and 25%, respectively, of our indefinite-life intangible assets. Cash flows from the domestic mutual fund contracts are assumed to have a six year average annual growth rate of approximately 8%, with a long-term annual rate of approximately 8% thereafter.  Cash flows on the Permal contracts are assumed to have a six year average annual growth rate of approximately 14%, with a long-term annual rate of approximately 9% thereafter.  The projected cash flows from the domestic mutual fund and Permal funds are discounted at 14.7% and 15.1%, respectively.  Assuming all other factors remain the same, actual results and changes in assumptions for the domestic mutual fund and Permal fund-of-hedge funds contracts would have to cause our cash flow projections over the long-term to deviate more than 5% and 34%, respectively, from previous projections or the discount rate would have to be raised to 15.2% and 18.8%, respectively, for the asset to be deemed impaired.  The approximate fair values of these assets exceed their carrying values by $144 million and $484 million, respectively.

Trade names account for 2% of indefinite-life intangible assets and are primarily related to Permal.  We tested these intangible assets using assumptions similar to those described above for indefinite-life contracts.

Goodwill

Goodwill is evaluated at the reporting unit level and is considered for impairment when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. In estimating the implied fair value of the reporting unit, we use valuation techniques based on discounted projected cash flows, similar to techniques employed in analyzing the purchase price of an acquisition target.  Allocations of goodwill to our divisions for any changes in our management structure, acquisitions and dispositions are based on relative fair values of the businesses added to or sold from the divisions.

Significant assumptions used in assessing the implied fair value of the reporting unit under the discounted cash flow method include the projected cash flows generated by the reporting unit, including profit margins, expected current and long-term cash flow growth rates, and the discount rate used to determine the present value of the cash flows.  Cash flow growth rates consider estimates of both AUM flows and market expectations by asset class (equity, fixed income and liquidity), by investment manager and by reporting unit based upon, among other things, historical experience and expectations of future market performance from internal and external sources.  The impact of both net client flows and market performance on cash flows are projected for the near-term (generally the first five years) based on a year-by-year assessment that considers current market conditions, our experience, our internal financial projections, relevant publicly available statistics and projections, and discussions with our own market experts.  Actual cash flows in any one period may vary from the projected cash flows without resulting in an impairment charge because a variance in any one period must be considered in conjunction with other assumptions that impact projected cash flows.

Discount rates are based on appropriately weighted estimated costs of debt and capital using a market participant perspective.  We estimate the cost of debt based on published debt rates.  We estimate the cost of capital based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk and size premiums, peer-group betas and unsystematic risk. The discount rates are also calibrated based on an assessment of relevant market values.

Goodwill in the Americas reporting unit principally originated from the acquisitions of CAM and Royce.  The value of this reporting unit is based on projected net cash flows of assets managed in our U.S. mutual funds, closed end funds and other proprietary funds, in addition to separate account assets of our U.S. managers. Goodwill in the International reporting unit principally originated from the acquisitions of Permal and the international CAM businesses.  The projected cash flows are discounted at 14.7% and 15.1%, respectively, for the Americas and International divisions to determine the present value of cash flows.  As of December 31, 2009, the implied fair values materially exceed the carrying values for both the Americas and International divisions.  Projected cash flows, on an aggregate basis across all asset classes in the Americas division, are assumed to have a five year average annual growth rate of approximately 12%, with a long-term annual growth rate of approximately 9%.  Projected cash flows, on an aggregate basis across all asset classes in the International division are assumed to have a five year average annual growth rate of approximately 15%, with a long-term annual growth rate of approximately 9%. Cash flow growth for Americas and International over the next five years is based on separate factors for equity, fixed income, and liquidity products.  Equity product growth projections are based on historical recovery trends following prior recessionary periods, in context with our long-term growth experience and current market conditions.  Fixed income product growth projections are based on the past experience of our primary fixed income manager and current market influences relevant to their business.  Long-term growth of 9% for both divisions is based on our historical experience, available historic market statistics, and estimates of future expectations.  We believe our growth assumptions are reasonable given our consideration of multiple inputs, including internal and external sources described above.  However, our assumptions are subject to change based on fluctuations in our actual results and market conditions.  Assuming all other factors remain the same, actual results and changes in assumptions for the Americas and International reporting units would have to cause our cash flow projections over the long-term to deviate approximately 50%, respectively, from previous projections or the discount rate would have to increase approximately 6 and 7 percentage points, respectively, for goodwill to be considered for impairment.

As of December 31, 2009, considering relevant prices of our common shares, our market capitalization, along with a reasonable control premium, exceeds the aggregate carrying values of our reporting units.

Income Tax

See discussion of Income Tax in Liquidity and Capital Resources above and in Part II, Item 1A. Risk Factors below.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended December 31, 2009, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Item 4.    Controls and Procedures

As of December 31, 2009, Legg Mason’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason’s disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason’s management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason’s disclosure controls and procedures were effective on a reasonable assurances basis.  There have been no changes in Legg Mason’s internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, Legg Mason’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.  Legal Proceedings

Legg Mason and a current and former officer, together with an underwriter in a public offering,  were named as defendants in a consolidated legal action. The action alleged that the defendants violated the Securities Act of 1933 by omitting certain material facts with respect to the acquisition of Citigroup’s worldwide asset management business in a prospectus used in a secondary stock offering in order to artificially inflate the price of Legg Mason common stock. On March 17, 2008, the action was dismissed with prejudice and on September 30, 2009, the dismissal was affirmed on appeal.  The plaintiffs have no further avenue to appeal the dismissal so this proceeding is concluded.

Item 1A.  Risk Factors

The following is an update to the risk factors set forth in our Report on Form 10-K for the fiscal year ended March 31, 2009.  The risk factors below have been updated to include activity for the nine months ended December 31, 2009.

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

We depend on our headquarters, the offices of our subsidiaries and our operations centers for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our asset managers, or an event disrupting the ability of our employees to perform their job functions, including terrorist attacks or a disruption involving electrical communications, transportation or other services used by us or third parties with whom we conduct business, directly affecting our headquarters, the offices of our subsidiaries or our operations centers, may have a material adverse impact on our ability to continue to operate our business without interruption. Although we have disaster recovery programs in place, there can be no assurance that these will be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses.

We continue to be exposed to the risk of incurring charges related to subleases or vacant space for several of our leased offices. During the quarter ended December 31, 2009, the effectiveness of two subleases for space at our corporate headquarters increased our future commitments from third parties under non-cancellable subleases to approximately $136 million, which in total effectively offsets obligations under our leases for the properties. As of December 31, 2009 our total future lease commitments for office space that we have vacated and are seeking to sublease decreased to approximately $58 million, of which we have previously recognized $35 million as lease charges to our earnings. Under generally accepted accounting principles, at the time a sublease is entered into or space is deemed permanently abandoned, we must incur a charge equal to the present value of the amount by which the commitment under the lease exceeds the amount due, or amount expected to be paid, under a sublease. As a result, in a period of declining commercial lease markets, we are exposed to the risk of incurring charges relating to any premises we are seeking to sublease resulting from longer periods to identify sub-tenants and reduced market rent rates leading to new sub-tenants paying less in rent than we are paying under our lease. Also, if a sub-tenant defaults on its sublease, we would likely incur a charge for the rent that we will incur during the period that we expect would be required to sublease the premises and any reduction in rent that current market rent rates lead us to expect a new sub-tenant will pay. This risk is underscored by the fact that one sub-tenant represents approximately 65% of the sublease rent commitment described above. During fiscal year 2010 to date, we have recognized aggregate net charges of over $28 million resulting from the execution of subleases at our headquarters. There can be no assurance that we will not recognize additional lease-related charges, which may be material to our results of operations.

Potential Impairment of Goodwill and Intangible Assets Could Increase our Expenses and Reduce our Assets

Determining goodwill and intangible assets, and evaluating them for impairment, requires significant management estimates and judgment, including estimating value and assessing life in connection with the allocation of purchase price in the acquisition creating them. Our goodwill and intangible assets may become impaired as a result of any number of factors, including losses of investment management contracts or declines in the value of managed assets. Any impairment of goodwill or intangibles could have a material adverse effect on our results of operations. For example, during the year ended March 31, 2009, we incurred aggregate impairment charges of

$1.3 billion ($863 million, net of taxes) relating to goodwill and intangible assets including acquired asset management contracts and trade names. Our $85 million in amortizable intangible assets represent asset management contracts purchased in several transactions. These assets could become impaired if we experience client attrition at a rate faster than projected or fees charged under the contracts are reduced. The domestic mutual fund contracts acquired in the 2005 acquisition of the Citigroup Asset Management business of $2,502 million and the Permal funds-of-hedge funds contracts of $947 million account for approximately 65% and 25%, respectively, of our indefinite-life intangible assets, while the goodwill in our Americas and International divisions aggregates $1.3 billion. Changes in the assumptions underlying projected cash flows from the assets or reporting units, resulting from market conditions, reduced assets under management or other factors, could result in an impairment of any of these assets. Assuming all other factors remain the same, actual results and changes in assumptions for the domestic mutual funds and Permal fund-of-hedge funds contracts would have to cause our cash flow projections over the long-term to deviate more than 5% and 34%, respectively, from projections or the discount rate would have to increase by about 0.5 and 4 percentage points, respectively, for the asset to be deemed impaired. Similarly, assuming all other factors remain the same, actual results and changes in assumptions for the Americas and International divisions would have to cause our cash flow projections over the long-term to both decrease approximately 50%, from previous projections or the discount rates would have to increase by over 6 percentage points, for the goodwill to be deemed impaired. There can be no assurances that market turmoil or asset outflows, or other factors, will not produce an impairment. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Intangible Assets and Goodwill.”

Deferred Tax Assets May Not Be Fully Realizable

During the quarter ended December 31, 2009, deferred tax assets relating to U.S. federal and state taxing jurisdictions, which represent tax benefits that we expect to realize in future periods, decreased by approximately $554 million to $731 million, largely due to our receipt of tax refunds under newly enacted net operating loss carryback provisions. Under accounting rules, we are required to recognize a charge to earnings to reduce our deferred tax assets if it is determined that any future tax benefits are not likely to be realized before they expire. Deferred tax assets generated in U.S. jurisdictions resulting from net operating losses generally expire 20 years after they are generated, while those that relate to foreign tax credits expire after 10 years.  In order to realize these future tax benefits, we estimate that we must generate approximately $3.8 billion in U.S. pre-tax earnings to avoid some portion of the benefits expiring. There can be no assurances that we will achieve a level of earnings before some portion of these tax benefits expires.  In addition, our belief that we will likely be able to realize these future tax benefits is based in part upon our estimates of the timing of other differences in revenue and expense recognition between tax returns and financial statements and our current understanding of the application of tax law and regulations, which are subject to future change. If we are required to recognize a charge to earnings to reduce our deferred tax assets, the charge may be material to our earnings or financial condition.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets out information regarding our purchases of Legg Mason common stock in each month during the quarter ended December 31, 2009:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
October 1, 2009 through October 31, 2009	—	$ —	—	3,900,000
November 1, 2009 through November 30, 2009	—	—	—	3,900,000
December 1, 2009 through December 31, 2009	—	—	—	3,900,000
Total	—	$ —	—	3,900,000

 (1)   On July 19, 2007, we announced that our Board of Directors authorized Legg Mason to purchase 5.0 million shares of Legg Mason common stock in open-market purchases.  There was no expiration date attached to this authorization.

Item 5.     Other Information

In accordance with the terms of the original purchase agreement for the acquisition of Permal Group Ltd. (“Permal”), the final payment of up to $149 million for this transaction was due on the sixth anniversary of the transaction closing in November 2011.  On December 13, 2009, pursuant to a Supplemental Agreement among Legg Mason, Permal and the sellers in the Permal transaction, Legg Mason settled the final payment with the Permal sellers for $9 million, which represents the fair value of the obligation.

Item 6. Exhibits

3.1	Articles of Incorporation of Legg Mason (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

3.2	By-laws of Legg Mason as amended and restated January 22, 2010 (incorporated by reference to Legg Mason, Inc.’s Current Report on Form 8-K for the event on January 22, 2010)

10.1

Agreement dated October 25, 2009 among Legg Mason, Inc. and Trian Fund Management L.P., funds managed by it and certain of its affiliates (incorporated by reference to Legg Mason’s Current Report on Form 8-K dated October 25, 2009)

10.2	Supplemental Agreement dated as of December 13, 2009 among Legg Mason, Inc., Permal Group Ltd., and the sellers named therein, filed herewith

12	Computation of consolidated ratios of earnings to fixed charges

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended December 31, 2009, filed on February 5, 2010, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGG MASON, INC.
(Registrant)

DATE: February 5, 2010	/s/ Mark R. Fetting
Mark R. Fetting
President and
Chief Executive Officer

DATE: February 5, 2010	/s/ Charles J. Daley, Jr.
Charles J. Daley, Jr.
Executive Vice President,
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Legg Mason (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

3.2	By-laws of Legg Mason as amended and restated January 22, 2010 (incorporated by reference to Legg Mason, Inc.’s Current Report on Form 8-K for the event on January 22, 2010)

10.1

Agreement dated October 25, 2009 among Legg Mason, Inc. and Trian Fund Management L.P., funds managed by it and certain of its affiliates (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on October 25, 2009)

10.2	Supplemental Agreement dated as of December 13, 2009 among Legg Mason, Inc., Permal Group Ltd., and the sellers named therein, filed herewith

12	Computation of consolidated ratios of earnings to fixed charges

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended December 31, 2009, filed on February 5, 2010, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text