Form 10-K
period 2010-03-31
LEGG MASON INC
filed 2010-05-28
CIK 704051

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-8529

LEGG MASON, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-1200960 (I.R.S. Employer Identification No.)
100 International Drive Baltimore, Maryland (Address of principal executive offices)	21202 (Zip Code)

Registrant's telephone number, including area code: (410) 539-0000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value Equity Units	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

         As of September 30, 2009 the aggregate market value of the registrant's voting stock, consisting of the registrant's common stock and exchangeable shares issued by a Canadian subsidiary, held by non-affiliates was $4,995,362,843.

         As of May 27, 2010, the number of shares outstanding of the registrant's common stock was 163,537,216.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on July 27, 2010 are incorporated by reference into Part III of this Report.

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

        Additional information about Legg Mason is available on our website at http://www.leggmason.com. We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and our proxy statements. Investors can find this information under the "Investor Relations" section of our website. These reports are available through our website as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission ("SEC"). In addition, the Legg Mason, Inc. Corporate Governance Principles, our Code of Conduct for all employees and directors and the charters for the committees of our Board of Directors are also available on our corporate website at http://www.leggmason.com under the "About Us — Corporate Governance" section. A copy of any of these materials may also be obtained, free of charge, by sending a written request to Corporate Secretary, Legg Mason, Inc., 100 International Drive, Baltimore, MD 21202. Within the time frames required by the SEC or the New York Stock Exchange ("NYSE"), we will post on our website any amendments to the Code of Conduct and any waiver of the Code of Conduct applicable to any executive officer, director, chief financial officer, principal accounting officer or controller. The information on our website is not incorporated by reference into this Report.

        Unless the context otherwise requires, all references in this Report to "we," "us," "our" and "Legg Mason" include Legg Mason, Inc. and its predecessors and subsidiaries, and the term "asset managers" refers to the asset management businesses operated by our subsidiaries. References to "fiscal year 2010" or other fiscal years refer to the 12-month period ended March 31st of the year specified.

Business Developments During the Fiscal Year Ended March 31, 2010

        During fiscal year 2010, in addition to the normal course operation of our business, we returned to profitability, benefited from strong equity and fixed income markets and further refined our corporate strategy. After charges from liquidity fund support and intangible asset and goodwill impairments resulted in a net loss for fiscal year 2009, Legg Mason returned to profitability in fiscal year 2010 with four profitable quarters. The equity and fixed income markets were very strong in fiscal year 2010, with the S&P 500 Index increasing over 45%, and the Barclays Capital Global Aggregate Bond Index increasing over 10%. The strong markets led to Legg Mason's higher assets under management at the end of the fiscal year.

        Early in fiscal year 2010, our management worked with our Board of Directors to further define our strategic priorities. As a result of this process, we developed a list of five strategic priorities:

  •
  improving our financial strength and protecting our balance sheet;

  •
  effectively managing costs;

  •
  engaging our asset managers on performance, risk management and other matters;

  •
  pursuing growth through multi-channel distribution approaches and new products; and

  •
  selectively pursuing lift-outs and bolt-on acquisition opportunities to fill product and geographic gaps.

Throughout the fiscal year, we made substantial progress towards these strategic priorities. We continued to refine our strategy and business model throughout the fiscal year, and in May 2010, we announced a plan to streamline our business model to drive increased profitability and growth. The plan includes transitioning certain shared services to our investment managers where they are closer to the actual client relationships and can be delivered with greater effectiveness and our Americas distribution group sharing in revenue on retail-based growth in assets under management.

        See "Item 8. Financial Statements and Supplementary Data" for the revenues, net income and assets of the company, which operates in a single reportable business segment. See Note 19 of Notes to Consolidated Financial Statements in Item 8 of this Report for our revenues generated in, and our long-lived assets (consisting of intangible assets and goodwill) located in, each of the principal geographic areas in which we conduct business. See Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Report for our deferred tax assets in the U.S. and in all other countries, in aggregate.

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

        Our subsidiary asset managers primarily earn revenues by charging fees for managing the investment assets of clients. Fees are typically calculated as a percentage of the value of assets under management and vary with the type of account managed, the amount of assets in the account, the asset manager and the type of client. Accordingly, the fee income of each of our asset managers will typically increase or decrease as its average assets under management increase or decrease. We may also earn performance fees from certain accounts if the investment performance of the assets in the account meets or exceeds a specified benchmark during a measurement period. For the fiscal years ended March 31, 2010, 2009 and 2008, $71.5 million, $17.4 million and $132.7 million, respectively, of our $2.3 billion, $2.9 billion and $3.9 billion in total investment advisory revenues represented performance fee revenues. Increases in assets under management generally result from inflows of additional assets from new and existing clients and from appreciation in the value of client assets (including investment income earned on client assets). Conversely, decreases in assets under management generally result from client redemptions and withdrawals and from depreciation in the value of client assets. Our assets under management may also increase as a result of business acquisitions, or decrease as a result of dispositions.

        As of March 31 of each of the last three years, we had the following aggregate assets under management (in billions, except percents):

	Assets Under Management	Equity Assets	% of Total in Equity Assets	Fixed Income Assets	% of Total in Fixed Income Assets	Liquidity Assets	% of Total in Liquidity Assets
2010	$684.5	$173.8	25.4%	$364.3	53.2%	$146.4	21.4%
2009	632.4	126.9	20.1	357.6	56.5	147.9	23.4
2008	950.1	271.6	28.6	508.2	53.5	170.3	17.9

        We believe that market conditions and our investment performance will be critical elements in our attempts to grow our assets under management and business. When securities markets are increasing, our assets under management will tend to increase because of market growth, resulting in additional asset management revenues. Similarly, if we can produce strong investment results when securities markets are increasing, our assets under management will tend to increase as a result of the investment performance. In addition, favorable market conditions or strong relative investment performance can result in increased inflows in assets from existing and new clients. Conversely, in periods when securities markets are weak or declining, or when we have produced poor investment performance, absolute or relative to benchmarks or peers, it is likely to be more difficult to grow our assets under management and business and, in such periods, our assets under management and business are more likely to decline.

        We generally manage the accounts of our clients pursuant to written investment management or sub-advisory contracts between one of our asset managers and the client (or a financial intermediary acting on behalf of the client). These contracts usually specify the management fees to be paid to the asset manager and the investment strategy for the account, and are generally terminable by either party on relatively short notice. Typically, investment management contracts may not be assigned (including as a result of transactions, such as a direct or indirect change of control of the asset manager, that would constitute an assignment under the Investment Advisers Act of 1940) without the prior consent of the client. When the asset management client is a registered mutual fund or closed-end fund (whether or not one of our asset managers has sponsored the fund), the fund's board of directors generally must annually approve the investment management contract, and any material changes to the contract, and the board and fund shareholders must approve any assignment of the contract (including as a result of transactions that would constitute an assignment under the Investment Company Act of 1940).

        We conduct our business primarily through 16 asset managers. Our asset managers are individual businesses, each of which generally focuses on a portion of the asset management industry in terms of the types of assets managed (primarily equity or fixed income), the types of products and services offered, the investment styles utilized, the distribution channels used, and the types and geographic locations of its clients. Each asset manager is housed in one or more different subsidiaries all of the voting equity of which is directly or indirectly wholly owned by Legg Mason. Each of our asset managers is generally operated as a separate business, in many cases with certain administrative and distribution functions being provided by the parent company and other affiliates, that typically markets its products and services under its own brand name. Consistent with this approach, we have in place revenue sharing agreements with certain of our asset managers, Barrett Associates, Bartlett & Co., Batterymarch Financial Management, Brandywine Global Asset Management, Legg Mason Capital Management, Permal Group, Private Capital Management, Royce & Associates, and Western Asset Management Company and/or certain of their key officers. Pursuant to these revenue sharing agreements, a specified percentage of the asset manager's revenues (or, in certain cases, net revenues) is required to be distributed to us and the balance of the revenues (or net revenues) is retained to pay operating expenses, including salaries and bonuses, but excluding certain non-cash expenses such as amortization of acquired intangible assets, with specific compensation allocations being determined by the asset manager's management, subject to corporate management approval in many cases. Although, without renegotiation, the revenue sharing agreements impede our ability to increase our profit margins from these businesses, we believe the agreements are important because they help us retain and attract talented employees and provide management of the businesses with incentives to (i) grow the asset managers' revenues, since management is able to participate in the revenue growth through the portion that is retained;

and (ii) control operating expenses, which will increase the portion of the retained revenues that is available to fund growth initiatives and for incentive compensation.

        We operate our business, based on how we manage and distribute our products, as two divisions: Americas and International. Americas includes our fund families that are domiciled in the United States and our separate account management and distribution operations that are located in the United States. International includes our fund families that are domiciled outside the United States and our separate account management and distribution operations that are located outside the United States. One of our asset managers, Western Asset Management Company, has significant business both within the United States and internationally, and thus its operations are divided between the divisions. Within a division, we allocate all separate account management operations of the asset managers that are located in the applicable region to that division, regardless of whether they serve clients located in other regions. For example, while many of our Americas managers provide separate account management services to clients located outside the United States, we include these operations in the Americas division.

        Our assets under management by division (in billions) as of March 31 of each of the three years indicated below were as follows:

	2010	2009	2008
Americas	$475.8	$446.7	$672.2
International	208.7	185.7	277.9

Total	$684.5	$632.4	$950.1

Americas includes all assets, other than international fund assets, managed by the managers in this division and all assets in our U.S.-domiciled funds. International includes all assets, other than U.S. fund assets, managed by the managers in this division and all assets in our international funds.

        For the fiscal years ended March 31, 2010, 2009 and 2008, our aggregate operating revenues were $2.6 billion, $3.4 billion and $4.6 billion, respectively. Our operating revenues by division (in millions) in each of those fiscal years were as follows:

	2010	2009	2008
Americas	$1,866.9	$2,290.5	$3,217.2
International	768.0	1,066.9	1,416.9

Total	$2,634.9	$3,357.4	$4,634.1

        In reporting our operating revenues by division, we include in each division all revenues of the asset managers within the division, except that revenues earned for providing investment advisory services to proprietary funds are included in the division containing the funds. Revenues of Western Asset Management are divided so that the revenues from its U.S. separate account management operations are attributed to Americas and the revenues of its international separate account management operations are attributed to International.

Americas Division

        Our Americas division includes the separate account management operations of our U.S.-based asset managers and our mutual, closed-end and other proprietary fund operations, and distribution operations, that are located in the United States. The asset managers in this division provide a wide range of separate account investment management services to institutional clients, including pension and other retirement plans, corporations, insurance companies, endowments and foundations and governments, and to high net worth individuals and families. This division also sponsors and manages various groups of U.S. mutual funds, including the Legg Mason Funds (which include the funds formerly branded as Legg Mason Partners Funds), The Royce Funds and the Western Asset Funds, and provides investment advisory services to a number of retail separately managed account programs. For the fiscal years ended March 31, 2010, 2009 and 2008, our Americas division generated aggregate revenues of $1.9 billion, $2.3 billion and $3.2 billion, respectively.

        As of March 31, 2010 and 2009, our Americas division managed assets with a value of $475.8 billion and $446.7 billion, respectively. As of March 31, 2010, 64% of the assets managed by this division were fixed income and liquidity assets managed by Western Asset Management. Of the assets managed by this division at March 31, 2010, approximately 50% was in institutional separate accounts, approximately 41% was in funds and approximately 9% was in retail or high net worth separately managed accounts.

  Asset Managers in this Division

        Western Asset Management Company is a leading global fixed income asset manager for institutional clients. Western Asset operates globally; its U.S. operations are assigned to this division and its international operations are part of the International division. Headquartered in Pasadena, California, Western Asset's U.S. operations include investment operations in New York City. Western Asset offers a broad range of products spanning the yield curve and encompassing the world's major bond markets, including a suite of limited duration and core products, emerging market and high yield portfolios, municipal portfolios and a variety of sector-oriented and global products. Among the services Western Asset provides are management of separate accounts and management of mutual funds, closed-end funds and other structured investment products. As of March 31, 2010, Western Asset's U.S. operations managed assets with a value of $303.4 billion.

        ClearBridge Advisors is an equity asset management firm based in New York City that also has an office in San Francisco, California. ClearBridge Advisors provides asset management services to 26 of the equity funds (including balanced funds) in the Legg Mason Funds, to retail separately managed account programs and, primarily through separate accounts, to institutional clients. ClearBridge also sub-advises domestic mutual funds that are sponsored by third parties. ClearBridge offers a diverse array of investment styles and disciplines, designed to address a range of investment objectives. Significant ClearBridge investment styles include large-cap growth and core equity management. In managing assets, ClearBridge generally utilizes a bottom-up, primary research intensive, fundamental approach to security selection that seeks to identify companies with the potential to provide solid economic returns relative to their risk-adjusted valuations. As of March 31, 2010, ClearBridge managed assets with a value of $54.4 billion.

        Royce & Associates, LLC is investment advisor to all of The Royce Funds. In addition, Royce & Associates manages other pooled and separate accounts, primarily institutional. Headquartered in New York City, Royce & Associates generally invests in smaller company stocks, using a value approach. Royce & Associates' stock selection process generally seeks to identify companies with strong balance sheets and the ability to generate free cash flow. Royce & Associates pursues securities that are priced below its estimate of the company's current worth. As of March 31, 2010, Royce & Associates managed assets with a value of $33.9 billion.

        Brandywine Global Investment Management, LLC manages equity and fixed income, including global and international fixed income, portfolios for institutional and, through wrap accounts, high net worth individual clients. Brandywine, based in Philadelphia, Pennsylvania, pursues a value investing approach in its management of both equity and fixed income assets. As of March 31, 2010, Brandywine managed assets with a value of $30.4 billion.

        Batterymarch Financial Management, Inc. manages U.S., international and emerging markets equity portfolios for institutional clients. Based in Boston, Massachusetts, Batterymarch primarily uses a quantitative approach to asset management. The firm's investment process for U.S. and international portfolios, other than emerging market portfolios, is designed to enhance the fundamental investment disciplines by using quantitative tools to process fundamental data. As of March 31, 2010, Batterymarch managed assets with a value of $20.9 billion.

        Legg Mason Capital Management is an equity asset management business based in Baltimore, Maryland that manages both institutional separate accounts and mutual funds. Legg Mason Capital Management manages six Legg

Mason Funds, and also sub-advises the mutual fund managed by the joint venture described below and investment products sponsored by our other subsidiaries. Applying the principles of value investing, Legg Mason Capital Management's investment process uses a variety of techniques to develop an estimate of the worth of a business over the long term. The objective is to identify companies where the intrinsic value of the business is significantly higher than the current market value. As of March 31, 2010, Legg Mason Capital Management managed assets with a value of $17.9 billion.

        We and one of our employees each own 50% of a consolidated joint venture subsidiary that serves as investment manager of one equity fund, Legg Mason Opportunity Trust, within the Legg Mason Funds family. All of the assets managed by this joint venture, $2.2 billion at March 31, 2010, are included in our assets under management.

        Legg Mason Investment Counsel & Trust Company, National Association is a national banking association with authority to exercise trust powers. Headquartered in Baltimore, Maryland, Legg Mason Investment Counsel & Trust Company provides services as a trustee for trusts established by our individual and employee benefit plan clients and manages fixed income and equity assets. Through a number of our asset managers, we provide asset management services for a significant portion of the assets held in Legg Mason Investment Counsel & Trust Company's accounts. As of March 31, 2010, Legg Mason Investment Counsel & Trust Company, including its two subsidiaries described below, managed assets with a value of $9.0 billion.

        Legg Mason Investment Counsel & Trust has two subsidiary asset managers. Legg Mason Investment Counsel, LLC manages equity, fixed income and balanced portfolios for high net worth individual and institutional clients and several of our proprietary mutual funds. Legg Mason Investment Counsel is headquartered in Baltimore, Maryland and operates out of offices in New York City, Cincinnati, Philadelphia, and Bryn Mawr, Pennsylvania. Legg Mason Investment Counsel & Trust's other asset management subsidiary is Barrett Associates, Inc., an equity asset manager for high net worth individuals and families, endowments and foundations that is based in New York City. Barrett delivers services through separately managed portfolios for individuals and institutions as well as through mutual funds.

        Global Currents Investment Management, LLC manages international and global equity portfolios on behalf of institutional clients and proprietary mutual funds. Global Currents, based in Wilmington, Delaware, utilizes a value approach to managing assets. As of March 31, 2010, Global Currents managed assets with a value of $4.5 billion. We plan to combine Global Currents into ClearBridge during fiscal year 2011.

        Bartlett & Co. manages balanced, equity and fixed income portfolios for high net worth individual and institutional clients and follows a value investment philosophy. Bartlett is based in Cincinnati, Ohio. Bartlett's research and stock selection criteria emphasize a variety of fundamental factors, and Bartlett seeks to invest in companies that generally possess some combination of the following characteristics: financial strength, potential for growth of earnings and dividends, attractive profitability characteristics, sustainable competitive advantage and shareholder-oriented management. As of March 31, 2010, Bartlett managed assets with a value of $2.6 billion.

        Private Capital Management, L.P. manages equity assets for high net worth individuals and families, institutions, endowments and foundations in separate accounts and through limited partnerships. Based in Naples, Florida, Private Capital Management's value-focused investment philosophy leads to an effort to build an all-cap portfolio consisting primarily of securities of mid-cap companies that possess several basic elements, including significant free cash flow, a substantial resource base and a management team with the ability to correct problems that Private Capital Management believes have been excessively or inappropriately discounted by the public markets. As of March 31, 2010, Private Capital Management managed assets with a value of $1.8 billion.

        In addition to these asset managers, three of our International managers, Esemplia Emerging Markets, Permal Group and Western Asset Management's international operations, also manage funds in the Legg Mason Funds family that are part of the Americas division.

  United States Mutual Funds

        Our U.S. mutual funds business primarily consists of three groups of proprietary mutual and closed-end funds, the Legg Mason Funds, The Royce Funds and the Western Asset Funds. The Legg Mason Funds invest in a wide range of domestic and international equity and fixed income securities utilizing a number of different investment styles, and also include several money market funds. The Royce Funds invest primarily in small-cap company stocks using a value investment approach. The Western Asset Funds invest primarily in fixed income securities.

        The Legg Mason Funds, which include the funds formerly branded as Legg Mason Partners Funds, consist of 98 mutual funds and 25 closed-end funds in the United States, almost all of which are managed by our subsidiary asset managers. The mutual and closed-end funds within the Legg Mason Funds include 49 equity funds (including balanced funds) that invest in a wide spectrum of equity securities utilizing numerous investment styles, including large- and mid-cap growth funds and international funds. The fixed income and liquidity mutual funds within the Legg Mason Funds include 74 funds that offer a similarly wide variety of investment strategies and objectives, including income funds, investment grade funds and municipal securities funds. Many of our asset managers provide investment advisory services to the Legg Mason Funds. As of March 31, 2010 and 2009, the Legg Mason Funds included $148.9 billion and $150.3 billion in assets, respectively, in their mutual funds and closed-end funds, of which approximately 25% and 19%, respectively, were equity assets, approximately 16% and 11%, respectively, were fixed income assets and approximately 59% and 70%, respectively, were liquidity assets.

        The Royce Funds consist of 28 mutual funds and three closed-end funds, most of which invest primarily in smaller company stocks using a value approach. The funds differ in their approaches to investing in smaller or micro-cap companies and the universe of securities from which they can select. As of March 31, 2010 and 2009, The Royce Funds included $32.2 billion and $17.5 billion in assets, respectively, substantially all of which were equity assets. The Royce Funds are distributed through non-affiliated fund supermarkets, our centralized funds distribution operations, non-affiliated wrap programs, and direct distribution. In addition, two of the portfolios in The Royce Funds are distributed only through insurance companies.

        Our mutual funds business also includes the Western Asset Funds, a proprietary family of 13 mutual funds that are marketed primarily to institutional investors and retirement plans primarily through our institutional funds marketing group. Western Asset Management Company manages these funds using a team approach under the supervision of Western Asset's investment committee. The funds primarily invest in fixed income securities. As of March 31, 2010 and 2009, the Western Asset Funds included $15.2 billion and $14.5 billion in assets, respectively.

  Retail Separately Managed Account Programs

        We are a leading provider of asset management services to retail separately managed account programs, such as wrap programs. These programs typically allow securities brokers or other financial intermediaries to offer their clients the opportunity to choose from a number of asset management services pursuing different investment strategies provided by one or more asset managers, and generally charge an all-inclusive fee that covers asset management, trade execution, asset allocation and custodial and administrative services. We provide investment management services to a number of retail separately managed account programs sponsored by several financial institutions.

  Distribution

        Our funds distribution groups distribute and support our U.S. mutual funds, closed-end funds and retail separately managed account program business. In general, our fund distributors are housed in separate subsidiaries from our asset managers.

        Our Americas division includes our U.S. mutual fund support and distribution operations. These operations support and distribute the Legg Mason Funds, The Royce Funds and the Western Asset Funds, and include our mutual fund wholesalers and our institutional funds marketing group. Our mutual fund wholesalers distribute the Legg Mason

Funds through a number of third-party distributors. Historically, many of the Legg Mason Funds were principally distributed through the retail brokerage business of Citigroup. While we have worked to diversify our distributors, the retail business created by the merger of Morgan Stanley's brokerage and Citigroup's Smith Barney brokerage remains the primary distributor of the Legg Mason Funds. We are not able to predict the long-term effect of the merger of those two businesses on our ability to continue successfully distributing our funds through them, or the costs of doing so. However, we have been informed that Morgan Stanley Smith Barney intends to amend certain historic Smith Barney brokerage programs providing for investment in liquidity funds that our asset managers manage. We are currently in discussion with Morgan Stanley Smith Barney regarding the scope and timing of the proposed changes. The changes, if carried out, will result in a significant reduction in our liquidity assets under management. Our institutional funds marketing group distributes institutional share classes of the Legg Mason Funds and the Western Asset Funds to institutional clients and also distributes variable annuity sub-advisory services provided by our asset managers to insurance companies. Our institutional liquidity funds are primarily distributed by Western Asset's distributors. In addition to our centralized funds distribution group, Royce & Associates' distributors also distribute The Royce Funds.

        In addition to distributing funds, our wholesalers also support our retail separately managed account program services. These services are provided through programs sponsored by Morgan Stanley Smith Barney's retail business as well as other financial institutions.

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

International Division

        Our International division includes the separate account management operations of our asset managers that are based outside the United States, our non-U.S.-domiciled fund operations and our international distribution operations. The asset managers in this division provide a wide range of separate account investment management services primarily to institutional clients and provide asset management services to the funds that we sponsor. This division also contains our funds-of-hedge funds business, which sponsors and manages funds that invest in numerous hedge funds. In addition, this division sponsors proprietary equity, fixed income, liquidity and balanced funds that are domiciled and distributed in countries around the globe. For the fiscal years ended March 31, 2010, 2009 and 2008, this division generated revenues of $768 million, $1.1 billion and $1.4 billion, respectively.

        As of March 31, 2010 and 2009, our International division managed assets with a value of $208.7 billion and $185.7 billion, respectively. Approximately 83% of the assets managed by this division as of March 31, 2010 were in fixed income or liquidity accounts managed by Western Asset and approximately 8% were in funds-of-hedge funds managed by Permal.

  Asset Managers in this Division

        Western Asset Management Company has asset management offices in the United Kingdom, Japan, Brazil, Australia and Singapore. Western Asset's international fixed income business includes management of liquidity products and Asian, Australian, Japanese, Brazilian, European, Canadian and United Kingdom local currency fixed income securities. As of March 31, 2010, Western Asset's international operations managed assets with a value of $174.7 billion.

        Permal Group Ltd. is a leading global funds-of-hedge funds management firm. Permal's products include both directional and absolute return strategies, and are available through multi-manager and single manager funds, separately managed accounts and structured products sponsored by several large financial institutions. Permal selects from among thousands of investment managers and investment firms in designing portfolios that are intended to meet a wide variety of specific investment objectives, including global, regional, class and sector specific offerings. In managing its directional offerings, Permal's objective is to participate significantly in strong markets, preserve capital in down or volatile markets and outperform market indices over a full market cycle with reduced risk and volatility. In managing its absolute return strategies, Permal seeks to achieve positive investment returns in all market conditions with low correlation to the overall equity markets. As of March 31, 2010, Permal managed assets with a value of $17.2 billion.

        Congruix Investment Management takes a thematic approach to managing Asian equity securities and offers products that include Regional Asian Equity, Asian Absolute Alpha and Japan Equity portfolios. Based in Singapore, Congruix primarily manages separate account portfolios for institutions and, to a lesser extent, retail funds. In managing portfolios, Congruix seeks to exploit mispricing arising from market inefficiencies and cross border informational arbitrage opportunities to deliver above-benchmark returns for its clients. As of March 31, 2010, Congruix managed assets with a value of $3.5 billion.

        Esemplia Emerging Markets is an emerging markets equities investment manager. Headquartered in London and with an office in New York City, Esemplia offers a range of portfolio management strategies, including core long only and alpha extension portfolios, to institutional investors around the world, including pension funds and sovereign wealth funds. Esemplia has a disciplined, systematic and fundamental-based investment process with an integrated, top-down (via country strategy) and bottom-up (via stock and sector) equity security selection process. As of March 31, 2010, Esemplia managed assets with a value of $3.4 billion.

        Legg Mason's business in Poland engages in portfolio management, servicing and distribution of both separate account management services and local funds in Poland. Based in Warsaw, the firm provides portfolio management services for primarily equity assets to institutions, including corporate pension plans and insurance companies, and, through funds distributed through banks and insurance companies, individual investors. As of March 31, 2010, Legg Mason's Poland business managed assets with a value of $1.9 billion.

        Legg Mason Hong Kong manages Hong Kong and China equity portfolios for primarily institutional clients, with a few large accounts constituting a majority of their assets under management. The firm also manages Hong Kong and China equity mutual funds that are distributed by Legg Mason's international distribution group. Legg Mason Hong Kong has a bottom-up, fundamental research approach to portfolio management using a proprietary present value model and also seeks to identify near term catalysts. As of March 31, 2010, Legg Mason Hong Kong managed assets with a value of $1.9 billion.

        Legg Mason Australian Equities is an Australian asset management business that offers Australian equity products, Australian property trusts and asset allocation products. Based in Melbourne, the firm follows a fundamental, intrinsic value approach to portfolio management and its guiding philosophy is a belief that in-depth research can generate superior long-term investment performance. As of March 31, 2010, Legg Mason Australian Equities managed assets with a value of $509 million.

        In addition to these asset managers, a number of our Americas asset managers also provide investment management services to the funds that are part of the International division. These managers include Batterymarch Financial Management, Brandywine Global, ClearBridge Advisors, Global Currents, Legg Mason Capital Management, Private Capital Management and Royce & Associates.

  International Funds

        Our International division manages, supports and distributes numerous proprietary funds across a wide array of global fixed income, liquidity and equity investment strategies. We do not include in our international funds the funds-of-hedge funds managed by Permal. Our international funds include a broad range of cross border funds that are domiciled in Ireland and Luxembourg and are sold in a number of countries across Asia, Europe and Latin America. These funds also include local fund ranges that are available for distribution in the United Kingdom, Australia, Japan, Singapore, Poland, Hong Kong and Canada. All of our international funds are distributed and serviced by Legg Mason's international distribution group, as discussed below. Our international funds include equity, fixed income, liquidity and balanced funds that are primarily managed or sub-advised by Batterymarch Financial Management, Brandywine Global, ClearBridge, Congruix, Esemplia, Global Currents, Legg Mason Capital Management, Private Capital Management, Royce & Associates and Western Asset Management. In aggregate, we sponsor and manage more than 280 of these international funds, which, as of March 31, 2010 and 2009, had an aggregate of approximately $95.3 billion and $71.5 billion in assets, respectively.

  Distribution

        Our international distribution group offers our investment management services to individual and institutional investors across Asia, Europe and the Americas. This group operates out of distribution offices in 19 cities in 15 countries and is the sole distributor of our cross border funds globally and our international local funds in their respective countries. The goal of our international distributors is to be a global partner for firms that utilize or distribute asset management products around the world, but also to be viewed as a local partner through an understanding of the nuances and needs of each local market that they cover. These distributors seek to develop deep distribution relationships with retail banks, private banks, asset managers, fund platforms, pension plans and insurance plans. Our international distribution offices also work with our asset managers on a case-by-case basis to take advantage of preferences for local distributors or to meet regulatory requirements in distributing products and services into their local markets.

        Legg Mason Investments is the largest business component within our international distribution group. It is responsible for the distribution and servicing of cross border and local fund ranges across Europe, the Americas and Asia. Legg Mason Investments has offices in locations including London, Paris, Milan, Frankfurt, Madrid, Singapore, Hong Kong, Taipei, Miami, Santiago and New York. These office locations understate the global nature of our distribution efforts, as Legg Mason Investments distributes cross-border funds in more than 25 countries around the world, and works with our distribution operations in Japan and Canada to explore opportunities to sell cross border funds in those locations. This global presence provides Legg Mason Investments with the capabilities to provide a platform of sales, service, marketing and product that can cater to the different distribution dynamics in each of the three regions that it covers. Client coverage is local, coordinated across regions, and encompasses multiple distribution channels including fund-of-fund buyers, private banks, fund platforms, insurance companies, intermediaries and distribution partners. The extent to which each channel takes precedence in any one market is governed by local market dynamics.

        Legg Mason Australia Distribution is primarily responsible for the distribution in Australia of pooled investment vehicles sub-managed by Legg Mason Australian Equities and several of our other asset managers. These distribution operations are run from offices in Melbourne and Sydney, and seek to distribute products primarily to retail investors, pension plans, retail-offer funds, fund-of-fund managers, insurance companies, and government funds/agencies.

        Legg Mason Canada distributes Legg Mason-managed products in Canada and services and is responsible for investment oversight of balanced accounts and Canadian domiciled pooled investment vehicles that are sub-advised by our asset managers. Legg Mason Canada operates from offices in Toronto and Montreal, and primarily distributes products to pension plans, endowments, foundations, banks and mutual fund companies (for sub-advisory services) and separately managed account programs.

        In Japan, Legg Mason Japan is responsible for the distribution of domestic investment funds, cross border funds and institutional separate accounts. Their primary market is the retail market which includes retail banks, private banks, asset managers, fund platforms and insurance companies. Legg Mason Japan also provides support services for our cross border funds.

        Congruix, Esemplia, Legg Mason Australian Equities, Legg Mason Hong Kong and Legg Mason's Poland business cooperate from time to time on certain marketing and other similar activities as the Legg Mason Global Equities Group.

        Permal's products and services are sold primarily outside the United States to non-U.S. high net worth investors through a network of financial intermediaries. Permal's relationships with its financial intermediaries have resulted in wide international distribution of Permal's products and services.

Employees

        At March 31, 2010, we had 3,550 employees. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory. However, competition for experienced asset management personnel is intense and from time to time we may experience a loss of valuable personnel. We recognize the importance to our business of hiring, training and retaining skilled professionals.

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

Regulation

        The asset management industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Our distribution activities also may be subject to regulation by self-regulatory organizations and state securities commissions in those states in which we conduct business. In addition, asset management firms may be subject to regulation by various foreign governments, securities exchanges, central banks and regulatory bodies, particularly in those countries where they have established offices. Due to the extensive laws and regulations to which we are subject, we must devote substantial time, expense and effort to legal and regulatory compliance issues.

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

        In our international business, we have subsidiaries domiciled in a number of jurisdictions, including Australia, Brazil, Canada, Japan, Hong Kong, Ireland, Luxembourg, Poland, Singapore, Taiwan and the United Kingdom that are subject to extensive regulation under the laws of, and to supervision by governmental authorities in, each of these jurisdictions. Our international subsidiaries are also authorized or licensed to offer their products and services in several other countries around the world and thus are subject to the laws of, and to supervision by governmental authorities in, these additional countries. In addition, a subsidiary of Permal is a Bahamas bank regulated by the Central Bank of the Bahamas. Our offshore proprietary funds are subject to the laws and regulatory bodies of the jurisdictions in which they are domiciled and, for funds listed on exchanges, to the rules of the applicable exchanges. Certain of our funds domiciled in Ireland and Luxembourg are also registered for public sale in several countries around the world and are subject to the laws of, and supervision by the governmental authorities of, those countries. All of these non-U.S. governmental authorities generally have broad supervisory and disciplinary powers, including, among others, the power to set minimum capital requirements, to temporarily or permanently revoke the authorization to carry on regulated business, to suspend registered employees, and to invoke censures and fines for both the regulated business and its registered employees.

        Our broker-dealer subsidiaries are subject to regulations that cover all aspects of the securities business. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the Financial Industry Regulatory Authority. These self-regulatory organizations conduct periodic examinations of member broker-dealers in accordance with rules they have adopted and amended from time to time, subject to approval by the SEC. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. These administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and can have an adverse impact on the reputation or business of a broker-dealer. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of the regulated entity.

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

         Our Leverage May Affect our Business and May Restrict our Operating Results

        At March 31, 2010, on a consolidated basis, we had approximately $1.4 billion in total indebtedness and total stockholders' equity of $5.8 billion, and our goodwill and other intangible assets were $1.3 billion and $3.9 billion, respectively. As of March 31, 2010, we had $262 million of additional borrowing capacity available under our various credit agreements, subject to certain conditions and compliance with the covenants in our outstanding indebtedness. As a result of this substantial indebtedness, we are required to use a significant portion of our cash flow to service principal and interest on our debt, which will limit the cash flow available for other business opportunities. In addition, these servicing obligations would increase in the future if we incur additional indebtedness.

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

        The level of our indebtedness could:

  •
  limit our ability to obtain additional debt financing in the future or to borrow under our existing credit facilities (our principal bank debt facilities require that (i) our ratio of net debt (total debt less unrestricted cash in excess of working capital) to Consolidated EBITDA (as defined therein) not exceed 2.5 to 1 and (ii) our ratio of Consolidated EBITDA to total cash interest payments on certain Indebtedness (as defined therein) exceeds 4 to 1 while another debt facility prevents us from incurring additional debt, with certain exceptions, if our total debt to Consolidated EBITDA (as defined therein) exceeds 2.5 to 1);

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

        As of March 31, 2010, under the terms of our bank credit agreements our ratio of net debt to Consolidated EBITDA was 0.9 and our ratio of Consolidated EBITDA to interest expense was 7.4, and, therefore, Legg Mason was in compliance with its bank financial covenants. If our net income significantly declines for any reason, it may be difficult to remain in compliance with these covenants. Similarly, to the extent that we spend our available cash for purposes other than repaying debt or acquiring businesses that increase our EBITDA, we will increase our net debt to Consolidated EBITDA ratio. Although there are actions that we may take if our financial covenant compliance becomes an issue, there can be no assurance that Legg Mason will remain in compliance with its bank debt covenants. We anticipate that we will have available cash to repay all or a portion of our bank debt, should it be necessary. In addition, under the terms of the debt to Consolidated EBITDA ratio covenant that we entered into in connection with the issuance of the 2.5% senior convertible notes, we may not, with certain exceptions, incur more than $250 million in additional debt until we have substantially reduced our outstanding indebtedness or increased our trailing twelve month EBITDA.

        Upon the occurrence of various events, such as a change of control, some or all of our outstanding debt obligations may come due prior to their maturity date.

         We May Support Money Market Funds to Maintain Their Stable Net Asset Values, or Other Products We Manage, Which Could Affect our Revenues or Operating Results

        Approximately 21% of our assets under management as of March 31, 2010 consisted of assets in money market funds. Money market funds seek to preserve a stable net asset value. The money market funds our asset managers manage have always maintained this stable net asset value. However, there is no guarantee that this stable net asset value will be achieved in the future. Market conditions could lead to severe liquidity or security pricing issues, which could impact their net asset values. If the net asset value of a money market fund managed by our asset managers were to fall below its stable net value, we would likely experience significant redemptions in assets under management and reputational harm, which could have a material adverse effect on our revenues or net income.

        If a money market fund's stable net asset value comes under pressure, we may elect, as we have done in the past, to provide credit, liquidity, or other support to the fund. We may also elect to provide similar support to other products we manage for any number of reasons. We are not legally required to support any money market fund or other product and there can be no assurance that any support would be sufficient to avoid an adverse impact on any product or investors in any product. A decision to provide support may arise from factors specific to our products or from industry wide factors. If we elect to provide support, we could incur losses from the support we provide and incur additional costs, including financing costs, in connection with the support. These losses and additional costs could be material, and could adversely affect our earnings. If we were to take such actions we may also restrict our corporate assets, limiting our flexibility to use these assets for other purposes, and may be required to raise additional capital.

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

        In addition, in the ordinary course of our business we may reduce or waive investment management fees, or limit total expenses, on certain products or services for particular time periods to manage fund expenses, or for other reasons, and to help retain or increase managed assets. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced. During fiscal years 2007 through 2009, several of our key equity and fixed income asset managers generated poor investment performance, on a relative basis or an absolute basis, in certain products or accounts that they manage. These investment performance issues contributed to a significant reduction in their assets under management and revenues and a reduction in performance fees. Although our investment performance improved significantly in fiscal year 2010, there is typically a lag before improvements in investment performance produce a positive effect on asset flows. There can be no assurances as to when the investment performance issues of prior fiscal years will cease to influence our assets under management and revenues.

         Assets Under Management May Be Withdrawn, Which May Reduce our Revenues and Net Income

        Our investment advisory and administrative contracts are generally terminable at will or upon relatively short notice, and investors in the mutual funds that we manage may redeem their investments in the funds at any time without prior notice. Institutional and individual clients can terminate their relationships with us, reduce the aggregate amount of assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, changes in investment preferences of clients, changes in our reputation in the marketplace, changes in management or control of clients or third-party distributors with whom we have relationships, loss of key investment management or other personnel and financial market performance. This risk is underscored by the fact that we have one international client that represents approximately 7% of our total assets under management (although it generates less than 1% of our operating revenues). In addition, in a declining securities market, the pace of mutual fund redemptions and withdrawal of assets from other accounts could accelerate. Poor investment performance generally or relative to other investment management firms tends to result in decreased purchases of fund shares, increased redemptions of fund shares, and the loss of institutional or individual accounts. Due in part to investment performance issues, we have experienced net outflows of equity and fixed income assets under management for the last four and two fiscal years, respectively. While the rate of outflows decreased in fiscal year 2010, there can be no assurances as to when, or if, the outflows will reverse. During fiscal years 2009 and 2010 we had $158.9 billion and $82.0 billion, respectively, in aggregate net client outflows. The fiscal year 2010 outflows included $64.0 billion in fixed income asset outflows, $15.4 billion in equity asset outflows and $2.6 billion in liquidity asset outflows.

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

        Our assets under management can generate very different revenues per dollar of managed assets based on factors such as the type of asset managed (equity assets generally produce greater revenues than fixed income assets), the type of client (institutional clients generally pay lower fees than other clients), the type of asset management product or service provided and the fee schedule of the asset manager providing the service. A shift in the mix of our assets under management from higher revenue-generating assets to lower revenue-generating assets may result in a decrease in our revenues even if our aggregate level of assets under management remains unchanged or increases. A decrease in our revenues, without a commensurate reduction in expenses, will reduce our net income. We experienced such a shift in the mix of our assets under management during fiscal years 2009 and 2008. While this trend reversed during fiscal year 2010, as our equity assets under management increased from $126.9 billion (20% of our total assets under management) on March 31, 2009 to $173.8 billion (25% of our total assets under management) on March 31, 2010, there can be no assurance that this reversal will continue.

         We May Not Receive the Benefits That we Expect from our Initiative to Streamline our Business Model

        On May 10, 2010, we announced an initiative to streamline our business model to increase operating efficiency and overall profitability and growth. This initiative will include transitioning certain support services to our asset managers, our Americas distribution group sharing in revenue on retail based assets under management and reductions in our corporate staff. Our ability to realize the projected benefits of the initiative is subject to many risks, and no assurances can be given that we will achieve the expected results. These risks include the possibility that one or more of our asset managers, due to market conditions or for other reasons, does not take on, operationally or financially, some or all of the services that we plan to transition; that market conditions or other factors result in a lower rate of assets under management growth or worse financial results than we currently anticipate; and that we are not able to reduce our corporate costs as much as we currently plan. In addition, we might have to incur higher costs than currently anticipated to complete the initiative, and, for any number of reasons, the initiative might not be completed on the current timetable. Finally, our business is dynamic, and we may elect to incur currently unexpected incremental expenses from time to time to grow and better support our business that would partially offset the benefits of the initiative.

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

        We experienced such a decline in the equity and fixed income markets during fiscal year 2009, which contributed to a decline in our assets under management and revenues during the year. While this decline reversed in fiscal year 2010, the markets generally have not returned to their prior levels. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced.

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

         Changes in Interest Rates Could Have Adverse Effects on our Assets Under Management

        Increases in interest rates from their historically low present levels may adversely affect the net asset values of our assets under management. In addition, in a rising interest rate environment institutional investors may shift liquidity assets that we manage in pooled investment vehicles to direct investments in the types of assets in which the pooled vehicles invest in order to realize higher yields. Furthermore, increases in interest rates may result in reduced prices in equity markets. Conversely, decreases in interest rates could lead to outflows in fixed income or liquidity assets that we manage as investors seek higher yields. Any of these effects could lower our assets under management and revenues and, if our revenues decline without a commensurate reduction in our expenses, our net income will be reduced.

        The current historically low interest rate environment affects the yields of money market funds, which are based on the income from the underlying securities less the operating costs of the funds. With short term interest rates at or near zero, the operating expenses of money market funds may become greater than the income from the underlying securities. During fiscal year 2010, we voluntarily waived certain fees or assumed expenses of money market funds for competitive reasons such as to maintain positive yields. These actions have reduced our revenues and net income, and have continued into the present fiscal year.

         Competition in the Asset Management Industry Could Reduce our Revenues and Net Income

        The asset management industry in which we are engaged is extremely competitive and we face substantial competition in all aspects of our business. We compete with numerous international and domestic asset management firms and broker-dealers, mutual fund complexes, hedge funds, commercial banks, insurance companies, other investment companies and other financial institutions. Many of these organizations offer products and services that are similar to, or compete with, those offered by our asset managers and have substantially more personnel and greater financial resources than we do. Some of these competitors have proprietary products and distribution channels that make it more difficult for us to compete with them. In addition, many of our competitors have long-standing and established relationships with distributors and clients. From time to time, our asset managers also compete with each other for clients and assets under management. Our ability to compete may be adversely affected if, among other things, our asset managers lose key employees or, as was recently the case for certain of the products managed by our asset managers, under-perform in comparison to relevant performance benchmarks or peer groups.

        The asset management industry has experienced from time to time the entry of many new firms to the industry, as well as significant consolidation as numerous asset management firms have either been acquired by other financial services firms or ceased operations. In many cases, this has resulted in firms with greater financial resources than we have. In addition, a number of heavily capitalized companies, including commercial banks and foreign entities have made investments in and acquired asset management firms. Access to mutual fund distribution channels has also become increasingly competitive. All of these factors could make it more difficult for us to compete, and no assurance can be given that we will be successful in competing and growing our assets under management and business. If clients and potential clients decide to use the services of competitors, it could reduce our revenues and growth rate, and if our revenues decrease without a commensurate reduction in our expenses, our net income will be reduced. To the extent there is a trend in the asset management business in favor of passive products such as index and exchange traded funds, it favors our competitors who provide those products over active managers like our asset managers. In addition, our asset managers are not typically the lowest cost provider of asset management services. To the extent that we compete on the basis of price in any of our businesses, we may not be able to maintain our current fee structure in that business, which could adversely affect our revenues and net income.

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

         Regulatory Matters May Negatively Affect our Business and Results of Operations

        Our business is subject to regulation by various regulatory authorities that are charged with protecting the interests of our clients. We could be subject to civil liability, criminal liability, or sanction, including revocation of our subsidiaries' registrations as investment advisers, revocation of the licenses of our employees, censures, fines, or temporary suspension or permanent bar from conducting business, if we violate such laws or regulations. Any such liability or sanction could have a material adverse effect on our financial condition, results of operations, reputation, and business prospects. In addition, the regulatory environment in which we operate frequently changes and has seen significant increased regulation in recent years. In particular, we have incurred significant additional costs as a result of regulatory changes affecting U.S. mutual funds. We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations. For example, we note that federal government officials have proposed significant changes to the regulatory structure of the financial services industry. We also note that recent recommendations for regulatory reform in the liquidity asset management business include the imposition of banking regulations on investment advisors, the creation of net capital requirements for investment advisors and changes in the rules governing money market mutual fund net asset value calculations. Any of these revisions could adversely affect our liquidity asset management business and our results of operations. Our business and results of operations can also be adversely affected by federal, state and foreign regulatory issues and proceedings.

        Instances of criminal activity and fraud by participants in the asset management industry, disclosures of trading and other abuses by participants in the financial services industry and massive governmental intervention and investment in the financial markets and financial firms have led the U.S. government and regulators to consider increasing the rules and regulations governing, and oversight of, the U.S. financial system. This activity is expected to result in changes to the laws and regulations governing the asset management industry and more aggressive enforcement of the existing laws and regulations. The cumulative effect of these actions may result in increased expenses, or lower management or other fees, and therefore adversely affect the revenues or profitability of our business.

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

         Our Business Involves Risks of Being Engaged in Litigation and Liability That Could Increase our Expenses and Reduce our Net Income

        Many aspects of our business involve substantial risks of liability. In the normal course of business, our asset managers are from time to time named as defendants or co-defendants in lawsuits, or are involved in disputes that involve the threat of lawsuits, seeking substantial damages. We are also involved from time to time in governmental and self-regulatory organization investigations and proceedings. Similarly, the investment funds that our asset managers manage are subject to actual and threatened lawsuits and governmental and self-regulatory organization investigations and proceedings, any of which could harm the investment returns or reputation of the applicable fund or result in our asset managers being liable to the funds for any resulting damages. There has been an increased incidence of litigation and regulatory investigations in the asset management industry in recent years, including customer claims as well as class action suits seeking substantial damages.

         Insurance May Not Be Available on a Cost Effective Basis to Protect us From Liability

        We face the inherent risk of liability related to litigation from clients, third-party vendors or others and actions taken by regulatory agencies. To help protect against these potential liabilities, we purchase insurance in amounts, and against risks, that we consider appropriate, where such insurance is available at prices we deem acceptable. There can be no assurance, however, that a claim or claims will be covered by insurance or, if covered, will not exceed the limits of available insurance coverage, that any insurer will remain solvent and will meet its obligations to provide us with coverage or that insurance coverage will continue to be available with sufficient limits at a reasonable cost. Over the last several years, insurance expenses have increased significantly and we expect further increases to be significant going forward. In addition, certain insurance coverage may not be available or may only be available at prohibitive costs. Renewals of insurance policies may expose us to additional costs through higher premiums or the assumption of higher deductibles or co-insurance liability.

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

         The Soundness of Other Financial Institutions Could Adversely Affect our Business

        Recent volatility in the markets has highlighted the interconnection of the global markets and demonstrated how the deteriorating financial condition of one institution may materially and adversely impact the performance of other institutions. Legg Mason, and the funds and accounts that we manage, has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial industry. We, and the funds and accounts we manage, may be exposed to credit or other risk in the event of a default by a counterparty or client, or in the event of other unrelated systemic failures in the markets.

         Our Business is Subject to Numerous Operational Risks and Risks that We May Incur Charges Related to Leased Facilities

        We face numerous operational risks related to our business on a day-to-day basis. Among other things, we must be able to consistently and reliably obtain securities pricing information, process client and investor transactions and provide reports and other customer service to our clients and investors. Any failure to keep current and accurate books and records can render us liable to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our clients. If any of our financial, portfolio accounting or other data processing systems, or the systems of third parties on whom we rely, do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people or systems, or those of third parties on whom we rely, we could suffer an impairment to our liquidity, a financial loss, a disruption of our businesses, liability to clients, regulatory problems or damage to our reputation. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more buildings. In addition, our operations are dependent upon information from, and communications with, third parties, and operational problems at third parties may adversely affect our ability to carry on our business.

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

        We continue to be exposed to the risk of incurring charges related to subleases or vacant space for several of our leased offices. During fiscal year 2010, the entry into two subleases for space at our corporate headquarters increased our future commitments from third parties under non-cancellable subleases to approximately $154 million, which in total, net of reserves, effectively offsets obligations under our leases for the properties. As of March 31, 2010, our total future lease commitments for office space that we have vacated and are seeking to sublease decreased to approximately $16 million, of which we have previously recognized $10 million as lease charges to our earnings. Under generally accepted accounting principles, at the time a sublease is entered into or space is deemed permanently abandoned, we must incur a charge equal to the present value of the amount by which the commitment under the lease exceeds the amount due, or amount expected to be paid, under a sublease. As a result, in a period of declining commercial lease markets, we are exposed to the risk of incurring charges relating to any premises we are seeking to sublease resulting from longer periods to identify sub-tenants and reduced market rent rates leading to new sub-tenants paying less in rent than we are paying under our lease. Also, if a sub-tenant defaults on its sublease, we would likely incur a charge for the rent that we will incur during the period that we expect would be required to sublease the premises and any reduction in rent that current market rent rates lead us to expect a new sub-tenant will pay. This risk is underscored by the fact that one sub-tenant represents approximately 57% of the sublease rent commitment described above. During fiscal year 2010, we have recognized aggregate net charges of over $19 million resulting from the entry into subleases at our headquarters. There can be no assurance that we will not recognize additional lease-related charges, which may be material to our results of operations.

         Potential Impairment of Goodwill and Intangible Assets Could Increase our Expenses and Reduce our Assets

        Determining goodwill and intangible assets, and evaluating them for impairment, requires significant management estimates and judgment, including estimating value and assessing life in connection with the allocation of purchase price in the acquisition creating them. Our goodwill and intangible assets may become impaired as a result of any number of factors, including losses of investment management contracts or declines in the value of managed assets. Any impairment of goodwill or intangibles could have a material adverse effect on our results of operations. For example, during the year ended March 31, 2009, we incurred aggregate impairment charges of $1.3 billion ($863 million, net of taxes) relating to goodwill and intangible assets including acquired asset management contracts and trade names. Our $79 million in amortizable intangible assets represent asset management contracts purchased in several transactions. These assets could become impaired if we experience client attrition at a rate faster than projected or fees charged under the contracts are reduced. The domestic mutual fund contracts acquired in the 2005 acquisition of the Citigroup Asset Management business ("CAM") of $2,502 million and the Permal funds-of-hedge funds contracts of $947 million account for approximately 65% and 25%, respectively, of our indefinite-life intangible assets, while the goodwill in our Americas and International divisions aggregates $1.3 billion. Changes in the assumptions underlying projected cash flows from the assets or reporting units, resulting from market conditions, reduced assets under management or other factors, could result in an impairment of any of these assets. Assuming all other factors remain the same, actual results and changes in assumptions for the domestic mutual fund and Permal fund-of-hedge funds contracts would have to cause our cash flow projections over the long-term to deviate more than 5% and 34%, respectively, from projections or the discount rate would have to increase by about 0.5 and 4 percentage points, respectively, for the asset to be deemed impaired. Similarly, assuming all other factors remain the same, actual results and changes in assumptions for the Americas and International divisions would have to cause our cash flow projections over the long-term to decrease approximately 50% from previous projections or the discount rates would have to increase by over 6 percentage points for the goodwill to be deemed impaired. There can be no assurances that continued market turmoil or asset outflows, or other factors, will not produce an impairment. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Intangible Assets and Goodwill."

         Deferred Tax Assets May Not Be Fully Realizable

        As of March 31, 2010, we had approximately $611 million in U.S. federal deferred tax assets, which represent tax benefits that we expect to realize in future periods. Under accounting rules, we are required to recognize a charge to earnings to reduce our deferred tax assets if it is determined that any future tax benefits are not likely to be realized before they expire. Deferred tax assets generated in U.S. jurisdictions resulting from net operating losses generally expire 20 years after they are generated. Those resulting from foreign tax credits generally expire 10 years after they are generated. In order to realize these future tax benefits, we estimate that we must generate approximately $4.0 billion in U.S. earnings, approximately $116 million of which must be in the form of foreign source income, before the benefits expire. There can be no assurances that we will achieve this level of earnings before some portion of these tax benefits expires. In addition, our belief that we will likely be able to realize these future tax benefits is based in part upon our estimates of the timing of other differences in revenue and expense recognition between tax returns and financial statements and our understanding of the application of tax regulations, which may prove to be incorrect for any number of reasons, including future changes in tax or accounting regulations. If we are required to recognize a charge to earnings to reduce our deferred tax assets, the charge may be material to our earnings or financial condition.

         Performance-Based Fee Arrangements May Increase the Volatility of our Revenues

        A portion of our investment advisory and related fee revenues is derived from performance fees. Our asset managers earn performance fees under certain client agreements if the investment performance in the portfolio meets or exceeds a specified benchmark. If the investment performance does not meet or exceed the investment return benchmark for a particular period, the asset manager will not generate a performance fee for that period and, if the benchmark is based on cumulative returns, the asset managers' ability to earn performance fees in future periods may be impaired. Investment performance issues and poor market conditions have had a negative effect on the performance fees we earned over the last two years. We earned $71.5 million, $17.4 million and $132.7 million in performance fees during fiscal 2010, 2009 and 2008, respectively. Our opportunities to receive performance fees have generally increased as a result of the November 2005 acquisition of Permal, a fund-of-hedge funds manager that can earn performance fees in addition to the fees earned by its underlying hedge fund managers. Performance fees may become more common in our industry. An increase in performance fees, or in performance-based fee arrangements with our clients, could create greater fluctuations in our revenues.

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

         We Rely on Third Parties to Distribute Mutual Funds and Certain Other Products

        Our ability to market and distribute mutual funds and certain other investment products that we manage is significantly dependent on access to third-party financial intermediaries that distribute these products. These distributors are generally not contractually required to distribute our products, and typically offer their clients various investment products and services, including proprietary products and services, in addition to and in competition with our products and services. Relying on third-party distributors also exposes us to the risk of increasing costs of distribution, as we compensate them for selling our products and services in amounts that are agreed between them and us but which, in many cases, are largely determined by the distributor. Many of the funds we manage were historically primarily distributed through Citigroup's retail brokerage business. While we have strived to diversify our distributors, the retail business created by the merger of Morgan Stanley's brokerage and Citigroup's Smith Barney brokerage remains our primary fund distributor. While the third-party distributors are compensated for distributing our products and services, there can be no assurances that we will be successful in distributing our products and services through them. In addition, mergers and other corporate transactions among distributors may affect our distribution relationships. For example, we are not able to predict the long-term effect of the merger of the Smith Barney and Morgan Stanley businesses on our ability to continue to successfully distribute our funds and other products through them, or the costs of doing so. However, we have been informed that Morgan Stanley Smith Barney intends to amend certain historic Smith Barney brokerage programs providing for investment in liquidity funds that our asset managers manage. We are currently in discussion with Morgan Stanley Smith Barney regarding the scope and timing of the proposed changes. The changes, if carried out, will result in a significant reduction in our liquidity assets under management. If we are unable to distribute our products and services successfully, it will adversely affect our revenues and net income, and any increase in distribution related expenses could adversely affect our net income.

         Our Funds-of-Hedge Funds Business Entails a Number of Risks

        Permal operates in the international funds-of-hedge funds business, a portion of the asset management business in which we had not been engaged before we acquired Permal. The funds-of-hedge funds business and Permal had both grown rapidly over the last several years. This growth did not continue in fiscal years 2009 and 2010, during which there was a contraction in the funds-of-hedge funds business as the weak economic environment and widely publicized criminal activity at certain hedge fund firms led investors to withdraw assets from the industry. The funds-of-hedge funds business typically involves clients being charged fees on two levels — at the funds-of-funds level and at the underlying funds level. These fees may include management fees and performance fees. There is no assurance that Permal will not be forced to change its fee structures by competitive or other pressures or that Permal's fee structures will not hamper its growth. In addition, Permal may generate significant performance fees from time to time, which could increase the volatility of our revenues. See " — Performance-Based Fee Arrangements May Increase the Volatility of our

Revenues." Because Permal operates in the funds-of-hedge funds business globally, it is exposed to a number of regulatory authorities and requirements in different jurisdictions.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2. PROPERTIES.

        We lease all of our office space. However, we have entered into an agreement under which we may purchase the building housing certain of our back office and support operations by the end of fiscal year 2012. Our headquarters and certain other functions are located in an office building in Baltimore, Maryland, in which we currently hold under lease approximately 373,000 square feet, of which approximately 82,000 square feet has been subleased to third parties.

        Our asset managers and other subsidiaries are housed in office buildings in 33 cities in 18 countries around the world. The largest of the leases include:

  •
  ClearBridge Advisors, Western Asset Management Company and our distribution and administrative services subsidiaries currently occupy approximately 132,000 square feet in an office building located in New York, New York in which we hold under lease approximately 195,000 square feet. The remaining 63,000 square feet has been subleased to a third party;

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

ITEM 3.  LEGAL PROCEEDINGS.

        Our current and former subsidiaries are the subject of customer complaints, have been named as defendants or co-defendants in various lawsuits alleging substantial damages and have been involved in certain governmental and self-regulatory organization investigations and proceedings. These proceedings arise primarily from asset management, securities brokerage, and investment banking activities. Some of these proceedings relate to public offerings of securities in which one or more of our prior subsidiaries participated as a member of the underwriting syndicate. We are also aware of litigation against certain underwriters of offerings in which one or more of our former subsidiaries was a participant, but where the former subsidiary is not now a defendant. In these latter cases, it is possible that we may be called upon to contribute to settlements or judgments. In the 2005 transaction with Citigroup, we transferred to Citigroup the subsidiaries that constituted our private client brokerage and capital markets businesses, thus transferring the entities that would have primary liability for most of the customer complaint, litigation and regulatory liabilities and proceedings arising from those businesses. However, as part of that transaction, we agreed to indemnify Citigroup for most customer complaint, litigation and regulatory liabilities of our former private client brokerage and capital markets businesses that result from pre-closing events. In addition, the asset management business we acquired from Citigroup is a defendant in a number of legal actions, including class action litigation, arising from pre-closing asset management activities, some of which seek substantial damages. That business is also involved in certain regulatory matters related to its business activities prior to the closing. Under the terms of the transaction agreement with Citigroup, Citigroup has agreed to indemnify us for certain legal matters, including all currently known pre-closing legal matters, of the former CAM business. While the ultimate resolution of any pre-closing matters threatened or pending from our prior brokerage and capital markets businesses or the former CAM business can not be determined at this time, based on current information and after consultation with legal counsel, management believes that any accrual or range of reasonably possible losses as of March 31, 2010 is not material. While the ultimate resolution of any threatened or pending litigation and other matters cannot be currently determined, in the opinion of our management, after consultation with legal counsel, the resolution of these matters will not have a material adverse effect on our financial position. However, our results of operations could be materially affected during any period if liabilities in that period differ from our prior estimates, and our cash flows could be materially impacted during any period in which these matters are resolved. See Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Report.

        Legg Mason and a current and former officer, together with an underwriter in a public offering, were named as defendants in a consolidated legal action that was initially filed in October 2006. The action alleged that the defendants violated the Securities Act of 1933 by omitting certain material facts with respect to the acquisition of Citigroup's worldwide asset management business in a prospectus used in a secondary stock offering in order to artificially inflate the price of our common stock. On March 17, 2008, the action was dismissed with prejudice, and on September 30, 2009, the dismissal was affirmed on appeal. The plaintiffs have no further avenue to appeal the dismissal, so this proceeding is concluded.

ITEM 4. [REMOVED & RESERVED]

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

        Information (not included in our definitive proxy statement for the 2010 Annual Meeting of Stockholders) regarding certain of our executive officers is as follows:

        Charles J. Daley, Jr., age 47, was elected Chief Financial Officer of Legg Mason in July 2005, Senior Vice President, Principal Financial Officer and Treasurer of Legg Mason in January 2002 and Executive Vice President in July 2009. He has served in a number of financial management capacities since joining us in 1988, including as Vice President of Legg Mason since July 1999 and as Controller of Legg Mason from July 2001 to July 2002. Mr. Daley is a certified public accountant.

        Ronald R. Dewhurst, age 57, was elected Senior Managing Director of Legg Mason in January 2008 and is the head of our International division. Mr. Dewhurst served as the Chief Executive Officer of I00F, an investment management company in Australia, from 2004 to 2007. From 1993 to 2002, he held various positions at J.P. Morgan Investment Management and J.P. Morgan Fleming Asset Management including Head of Asian Equities, Hong Kong; Head of European Equities, London and Head of the Americas, New York. He was also a member of the J.P. Morgan Global Committee for Private Banking and Asset Management.

        David R. Odenath, age 53, was elected Senior Vice President of Legg Mason in September 2008, and is the head of our Americas division. From 1999 to September 2008 he served in a number of capacities with Prudential Financial, the asset management arm of a large insurance and financial services company, most recently as President of Prudential Annuities and Co-Head of International Retirement, in which position he was responsible for supervising the firm's variable annuity business. Mr. Odenath is a director of 14 funds in the Legg Mason Funds mutual fund complex.

        Jeffrey A. Nattans, age 43, was elected Senior Vice President of Legg Mason in March 2009 and Executive Vice President in July 2009 and is responsible for overseeing our Specialized Asset Managers. Mr. Nattans has been involved in corporate strategy, strategic initiatives, including acquisitions and financings, and the development of Legg Mason's international equity asset management businesses since joining us in 2006. From 1996 to 2006, he served as an investment banker at Goldman Sachs, a large broker-dealer and investment banking firm.

        Joseph A. Sullivan, age 52, was elected Senior Executive Vice President and Chief Administrative Officer of Legg Mason in September 2008 and is responsible for overseeing our administrative functions. From December 2005 to September 2008 he was responsible for overseeing the fixed income capital markets operations of Stifel Nicolaus, a broker-dealer. From 1993 to December 2005 he oversaw the fixed income capital markets operations of Legg Mason Wood Walker, Legg Mason's broker-dealer subsidiary that was sold in December 2005.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Shares of Legg Mason, Inc. common stock are listed and traded on the New York Stock Exchange (symbol LM). As of March 31, 2010, there were approximately 1,640 holders of record of Legg Mason common stock. Information with respect to our dividends and stock prices is as follows:

	Quarter ended
	Mar. 31	Dec. 31	Sept. 30	June 30
Fiscal 2010
Cash dividend declared per share	$0.03	$0.03	$0.03	$0.03
Stock price range:
High	31.95	33.70	33.08	26.74
Low	24.00	26.99	22.06	15.53
Fiscal 2009
Cash dividend declared per share	$0.24	$0.24	$0.24	$0.24
Stock price range:
High	25.53	38.74	47.82	65.50
Low	10.37	11.09	26.56	43.37

        We expect to continue paying cash dividends. However, the declaration of dividends is subject to the discretion of our Board of Directors. In determining whether to declare dividends, or how much to declare in dividends, our Board will consider factors it deems relevant, which may include our results of operations and financial condition, our financial requirements, general business conditions and the availability of funds from our subsidiaries, including all restrictions on the ability of our subsidiaries to provide funds to us. On April 27, 2010, our Board of Directors declared a regular, quarterly dividend of $.04 per share, increasing the regular, quarterly dividend rate paid on shares of our common stock during the prior fiscal year, which had been substantially reduced from earlier dividend rates in May 2009.

Equity Compensation Plan Information

        The following table provides information about our equity compensation plans as of March 31, 2010.

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	6,765,018	(1)	$57.75	(2)	13,582,317	(3)(4)
Equity compensation plans not approved by stockholders	5,415	(5)	—	(6)	—	(7)

Total	6,770,433	(1)(5)			13,582,317	(3)(4)(7)

(1)
Includes 652,936 shares of Legg Mason Common Stock ("Common Stock") that are held in a trust pending distribution of phantom stock units. The phantom stock units, which are converted into shares of Common Stock on a one-for-one basis upon distribution, were granted to plan participants upon their deferral of compensation or dividends paid on phantom stock units. When amounts are deferred, participants receive a number of phantom stock units equal to the deferred amount divided by 90% to 95% of the fair market value of a share of Common

  Stock. Also includes 57,910 restricted stock units granted to non-employee directors as equity compensation that are converted into shares of Common Stock on a one-for-one basis upon distribution.

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

(4)
9,994,559 of these shares may be issued under our omnibus equity plan as stock options, restricted or unrestricted stock grants or any other form of equity compensation. 441,002 of these shares may be issued under the Legg Mason, Inc. Equity Plan for Non-Employee Directors as grants of stock or restricted stock units. 3,146,756 of these shares may be purchased under our employee stock purchase plan, which acquires the shares that are purchased thereunder in the open market.

(5)
Represents 5,415 shares of Common Stock issuable under the Howard Weil Plan (as defined below).

(6)
The Howard Weil Plan provides for the issuance of shares of Common Stock upon the occurrence of certain events at no additional cost to the recipient. These rights were acquired upon the recipients' deferral of compensation or dividends on rights held with a value equal to the market value of the shares acquirable under the plan.

(7)
Under the Howard Weil Plan, as of March 31, 2010, 5,415 shares of Common Stock were held in a trust to be issued under the plan. No new awards have been made under this plan for many years. However, dividends on the shares held in the plan were reinvested in the right to receive additional shares of Common Stock, which were purchased in the market to fulfill this obligation.

As of March 31, 2010 we had one equity compensation plan that had not been approved by our stockholders. This plan, the Howard, Weil, Labouisse, Friedrichs, Inc. Equity Incentive Plan (the "Howard Weil Plan"), has been terminated for purposes of additional awards for many years. However, shares were held under the plan pending distribution as of March 31, 2010. In May 2010, the last distributions were made under this plan and the plan was terminated.

Set forth below is a brief description of this plan.

Howard, Weil, Labouisse, Friedrichs, Inc. Equity Incentive Plan

        Under the Howard Weil Plan, certain employees of Howard, Weil, Labouisse, Friedrichs, Inc. ("Howard Weil") were entitled to defer their receipt of compensation. The deferred amounts were deemed invested in Voting Stock of Howard Weil. When we acquired Howard Weil in 1987, the deferred amounts were funded by placing Howard Weil stock into a trust, and the stock in the trust was converted into Legg Mason Common Stock. Since the acquisition, no additional amounts have been deferred under the Howard Weil Plan. However, the Howard Weil Plan governs the distribution of shares from the trust to participants. In addition, dividends paid on the shares held in the trust are used to purchase additional shares of Legg Mason Common Stock in the open market, which are then credited to the accounts of participants. Effective December 1, 2005, the participants in the Howard Weil Plan ceased to be employees of Legg Mason, thus triggering distribution of deferred amounts under the Plan. The plan was terminated in May 2010.

Purchases of our Common Stock

        The following table sets out information regarding our purchases of Common Stock during the quarter ended March 31, 2010:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs(1)	(d) Maximum number of shares that may yet be purchased under the plans or programs(1)
January 1, 2010 Through January 31, 2010	—	$—	—	3,900,000
February 1, 2010 Through February 28, 2010	—	—	—	3,900,000
March 1, 2010 Through March 31, 2010	—	—	—	3,900,000

Total	—	$—	—	3,900,000

(1)
On July 19, 2007, we announced that our Board of Directors authorized Legg Mason to purchase 5.0 million shares of Common Stock in open-market purchases. There was no expiration date attached to this authorization. On May 10, 2010, we announced that our Board of Directors had replaced this stock purchase authorization with a new authorization to purchase up to $1 billion worth of our common stock. There was no expiration date attached to this new authorization. On May 24, 2010, we announced that we entered into agreements to repurchase $300 million of our outstanding common stock in accelerated share repurchase transactions, which were funded with our available cash. We currently intend to use a portion of our available cash to purchase an additional $100 million of our common stock by the end of fiscal 2011.

ITEM 6.  SELECTED FINANCIAL DATA

(Dollars in thousands, except per share amounts or unless otherwise noted)

	Years Ended March 31,
	2010	2009	2008	2007	2006(1)

OPERATING RESULTS
Operating revenues	$2,634,879	$3,357,367	$4,634,086	$4,343,675	$2,645,212
Operating expenses, excluding impairment	2,313,696	2,718,577	3,432,910	3,315,377	1,965,482
Impairment of goodwill and intangible assets	—	1,307,970	151,000	—	—

Operating income (loss)	321,183	(669,180)	1,050,176	1,028,298	679,730
Other non-operating income (expense)	(14,698)	(235,781)	(5,573)	15,556	35,732
Fund support	23,171	(2,283,236)	(607,276)	—	—

Income (loss) from continuing operations before income tax provision (benefit)	329,656	(3,188,197)	437,327	1,043,854	715,462
Income tax provision (benefit)	118,676	(1,223,203)	173,496	397,612	275,595

Income (loss) from continuing operations	210,980	(1,964,994)	263,831	646,242	439,867
Income from discontinued operations, net of tax(2)	—	—	—	—	66,421
Gain on sale of discontinued operations, net of tax(2)	—	—	—	572	644,040

Net income (loss)	210,980	(1,964,994)	263,831	646,814	1,150,328
Less: Net income (loss) attributable to noncontrolling interests	6,623	2,924	266	(4)	6,160

Net income (loss) attributable to Legg Mason, Inc.	$204,357	$(1,967,918)	$263,565	$646,818	$1,144,168

Net income (loss) from continuing operations attributable to Legg Mason, Inc.	$204,357	$(1,967,918)	$263,565	$646,246	$433,707

PER SHARE
Net income (loss) per share attributable to
Legg Mason, Inc. common shareholders:
Basic
Income (loss) from continuing operations	$1.33	$(13.99)	$1.86	$4.58	$3.60
Income from discontinued operations(2)	—	—	—	—	0.55
Gain on sale of discontinued operations(2)	—	—	—	—	5.35

	$1.33	$(13.99)	$1.86	$4.58	$9.50

Diluted
Income (loss) from continuing operations	$1.32	$(13.99)	$1.83	$4.48	$3.35
Income from discontinued operations(2)	—	—	—	—	0.51
Gain on sale of discontinued operations(2)	—	—	—	—	4.94

	$1.32	$(13.99)	$1.83	$4.48	$8.80

Weighted-average shares outstanding:
Basic	153,715	140,669	142,018	141,112	120,396
Diluted(3)	155,362	140,669	143,976	144,386	130,279
Dividends declared	$.120	$.960	$.960	$.810	$.690
BALANCE SHEET
Total assets	$8,613,711	$9,232,299	$11,830,352	$9,604,488	$9,302,490
Long-term debt	1,170,334	2,740,190	1,992,231	1,112,624	1,202,960
Total stockholders' equity	5,841,724	4,598,625	6,784,641	6,541,490	5,850,116

FINANCIAL RATIOS AND OTHER DATA
Cash income (loss) from continuing operations attributable to Legg Mason, Inc., as adjusted, per diluted share (non-GAAP)(4)	$2.45	$(8.47)	$6.11	$5.86	$4.10
Operating margin	12.2%	(19.9)%	22.7%	23.7%	25.7%
Operating margin, as adjusted (non-GAAP)(5)	20.6%	23.8%	35.5%	33.1%	33.3%
Total debt to total capital(6)	19.6%	39.4%	26.9%	14.5%	18.0%
Assets under management (in millions)	$684,549	$632,404	$950,122	$968,510	$867,550
Full-time employees	3,550	3,890	4,220	4,030	3,820

(1)
Includes results of Citigroup's asset management business ("CAM") and Permal Group Ltd ("Permal") since acquisition in fiscal 2006 and discontinued private client, capital markets and mortgage banking and servicing operations.
(2)
All attributable to Legg Mason, Inc.
(3)
Basic shares and diluted shares are the same for periods with a net loss.
(4)
Cash income (loss) from continuing operations, as adjusted, is a non-GAAP performance measure. We define cash income (loss) as income from continuing operations attributable to Legg Mason, Inc., plus amortization and deferred taxes related to intangible assets and goodwill, and imputed interest and tax benefits on contingent convertible debt less deferred income taxes on goodwill and indefinite-life intangible asset impairments. We define cash income (loss), as adjusted as cash income plus (less) net money market fund support losses (gains) and impairment charges less net losses on the sale of the underlying structured investment vehicle securities. See Supplemental Non-GAAP Information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(5)
Operating margin, as adjusted, is a non-GAAP performance measure we calculate by dividing (i) operating income, adjusted to exclude the impact on compensation expense of gains or losses on investments made to fund deferred compensation plans, the impact on compensation expense of gains or losses on seed capital investments by our affiliates under revenue sharing agreements and, impairment charges by (ii) our operating revenues less distribution and servicing expenses that are passed through to third-party distributors, which we refer to as "adjusted operating revenues." See Supplemental Non-GAAP Information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(6)
Calculated based on total debt as a percentage of total capital (total stockholders' equity plus total debt) as of March 31.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We operate in one reportable business segment, Asset Management. We manage our business in two divisions or operating segments, Americas and International, which are primarily based on the geographic location of the advisor or the domicile of fund families we manage. Our division management reports directly to our Chief Executive Officer. The Americas division consists of our U.S.-domiciled fund families, the separate account businesses of our U.S.-based investment affiliates and the domestic distribution organization. Similarly, the International Division consists of our fund complexes, distribution teams and investment affiliates located outside the U.S. We believe this structure provides greater focus and allows us to maximize distribution efforts and more efficiently take advantage of growth opportunities locally and abroad.

Our operating revenues primarily consist of investment advisory fees, from separate accounts and funds, and distribution and service fees. Investment advisory fees are generally calculated as a percentage of the assets of the investment portfolios that we manage. In addition, performance fees may be earned under certain investment advisory contracts for exceeding performance benchmarks. Distribution and service fees are fees received for distributing investment products and services or for providing other support services to investment portfolios, and are generally calculated as a percentage of the assets in an investment portfolio or as a percentage of new assets added to an investment portfolio. Our revenues, therefore, are dependent upon the level of our assets under management, and thus are affected by factors such as securities market conditions, our ability to attract and maintain assets under management and key investment personnel, and investment performance. Our assets under management primarily vary from period to period due to inflows and outflows of client assets and market performance. Client decisions to increase or decrease their assets under our management, and decisions by potential clients to utilize our services, may be based on one or more of a number of factors. These factors include our reputation in the marketplace, the investment performance, both absolute and relative to benchmarks or competitive products, of our products and services, the fees we charge for our investment services, the client or potential client's situation, including investment objectives, liquidity needs, investment horizon and amount of assets managed, our relationships with distributors and the external economic environment, including market conditions.

The fees that we charge for our investment services vary based upon factors such as the type of underlying investment product, the amount of assets under management, and the type of services (and investment objectives) that are provided. Fees charged for equity asset management services are generally higher than fees charged for fixed income and liquidity asset management services. Accordingly, our revenues will be affected by the composition of our assets under management. In addition, in the ordinary course of our business, we may reduce or waive investment management fees, or limit total expenses, on certain products or services for particular time periods to manage fund expenses, or for other reasons, and to help retain or increase managed assets. Under revenue sharing agreements, certain of our subsidiaries retain different percentages of revenues to cover their costs, including compensation. As such, our Net income attributable to Legg Mason, Inc., operating margin and compensation as a percentage of operating revenues are impacted based on which subsidiaries generate our revenues, and a change in assets under management at one subsidiary can have a dramatically different effect on our revenues and earnings than an equal change at another subsidiary.

The most significant component of our cost structure is employee compensation and benefits, of which a majority is variable in nature and includes incentive compensation that is primarily based upon revenue levels and profits. The next largest component of our cost structure is distribution and servicing fees, which are primarily fees paid to third-party distributors for selling our asset management products and services and are largely variable in nature. Certain other operating costs are fixed in nature, such as occupancy, depreciation and amortization, and fixed contract commitments for market data, communication and technology services, and usually do not decline with reduced levels of business activity or, conversely, usually do not rise proportionately with increased business activity.

Our financial position and results of operations are materially affected by the overall trends and conditions of the financial markets, particularly in the United States, but increasingly in the other countries in which we operate. Results of any individual period should not be considered representative of future results. Our profitability is sensitive to a variety of factors, including the amount and composition of our assets under management, and the volatility and general level of securities prices and interest rates, among other things. Sustained periods of unfavorable market conditions are likely to affect our profitability adversely. In addition, the diversification of services and products offered, investment performance, access to distribution channels, reputation in the market, attracting and retaining key employees and client relations are significant factors in determining whether we are successful in attracting and retaining clients. The recent economic downturn contributed to a significant contraction in our business, although we have experienced improvement over the past year.

The financial services business in which we are engaged is extremely competitive. Our competition includes numerous global, national, regional and local asset management firms, broker-dealers and commercial banks. The industry has been dramatically impacted by the recent economic downturn, and in prior years by the consolidation of financial services firms through mergers and acquisitions. During the fiscal years ended March 31, 2009 and 2008, the fixed income markets endured substantial turmoil. One effect of this turmoil was that liquidity in the markets for many types of asset backed commercial paper and medium term notes issued by structured investment vehicles ("SIVs") became substantially reduced. As a result, and to protect our clients, we entered into several arrangements during fiscal 2009 and 2008 to provide support to liquidity funds, managed by a subsidiary, that had invested in SIV securities. There were no arrangements remaining as of March 31, 2010.

The industry in which we operate is also subject to extensive regulation under federal, state, and foreign laws. Like most firms, we have been impacted by the regulatory and legislative changes. Responding to these changes has required us to incur costs that continue to impact our profitability.

All references to fiscal 2010, 2009 or 2008 refer to our fiscal year ended March 31 of that year. Terms such as "we," "us," "our," and "Company" refer to Legg Mason.

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

The financial environment globally and in the United States rebounded during fiscal 2010, but challenging market conditions persisted throughout most of our fiscal year due to uncertainties surrounding regulatory reform and mixed economic data. The equity markets increased due to steady improvement in consumer confidence, stabilization of still elevated unemployment rates, and improved performance in corporate earnings across many sectors. During fiscal 2010, the Federal Reserve Board held the discount rate at 0.25%, the lowest in history. Our results were positively impacted by many of these factors and the cost saving measures that began last fiscal year. The financial environment in which we operate continues to be challenging moving into fiscal 2011. We cannot predict how these uncertainties will impact the Company's results.

All three major U.S. equity market indices, as well as the Barclays Capital U.S. Aggregate Bond Index and Barclays Capital Global Aggregate Bond Index, increased significantly during the fiscal year as illustrated in the table below:

Indices	% Change for the year ended March 31, 2010

Dow Jones Industrial Average(1)	42.68%
S&P 500(2)	46.57%
NASDAQ Composite Index(3)	56.87%
Barclays Capital U.S. Aggregate Bond Index(4)	7.69%
Barclays Capital Global Aggregate Bond Index(4)	10.23%

(1)
Dow Jones Industrial Average is a trademark of Dow Jones & Company, which is not affiliated with Legg Mason.
(2)
S&P is a trademark of Standard & Poor's, a division of the McGraw-Hill Companies, Inc., which is not affiliated with Legg Mason.
(3)
NASDAQ is a trademark of the NASDAQ Stock Market, Inc., which is not affiliated with Legg Mason.
(4)
Barclays Capital U.S. Aggregate Bond Index and Barclays Capital Global Aggregate Bond Index are trademarks of Barclays Capital, which is not affiliated with Legg Mason.

The following table sets forth, for the periods indicated, amounts in the Consolidated Statements of Operations as a percentage of operating revenues and the increase (decrease) by item as a percentage of the amount for the previous period:

	Percentage of Operating Revenues			Period to Period Change(1)
	Years Ended March 31,			2010 Compared to 2009	2009 Compared to 2008
	2010	2009	2008

Operating Revenues
Investment advisory fees
Separate accounts	30.9%	30.3%	31.6%	(19.9)%	(30.5)%
Funds	51.9	54.7	50.1	(25.5)	(20.8)
Performance fees	2.7	0.5	2.9	310.0	(86.9)
Distribution and service fees	14.3	14.2	14.9	(21.0)	(31.4)
Other	0.2	0.3	0.5	(47.6)	(54.0)

Total operating revenues	100.0	100.0	100.0	(21.5)	(27.6)

Operating Expenses
Compensation and benefits	42.2	33.7	33.9	(1.8)	(27.9)
Distribution and servicing	26.3	28.9	27.5	(28.7)	(23.9)
Communications and technology	6.2	5.6	4.2	(13.4)	(2.3)
Occupancy	6.0	6.2	2.8	(25.1)	61.9
Amortization of intangible assets	0.8	1.1	1.2	(37.6)	(36.3)
Impairment of goodwill and intangible assets	—	39.0	3.3	n/m	n/m
Other	6.3	5.4	4.4	(7.9)	(13.3)

Total operating expenses	87.8	119.9	77.3	(42.5)	12.4

Operating Income (Loss)	12.2	(19.9)	22.7	n/m	n/m

Other Income (Expense)
Interest income	0.3	1.7	1.7	(86.9)	(26.8)
Interest expense	(4.8)	(5.5)	(2.0)	(30.9)	104.9
Fund support	0.9	(68.0)	(13.1)	n/m	n/m
Other	3.9	(3.3)	0.1	n/m	n/m

Total other income (expense)	0.3	(75.1)	(13.3)	n/m	n/m

Income (Loss) before Income Tax
Provision (Benefit)	12.5	(95.0)	9.4	n/m	n/m
Income tax provision (benefit)	4.5	(36.5)	3.7	n/m	n/m

Net Income (Loss)	8.0	(58.5)	5.7	n/m	n/m
Less: Net income (loss) attributable to noncontrolling interest	0.2	0.1	—	n/m	n/m

Net Income (Loss) Attributable to Legg Mason, Inc.	7.8%	(58.6)%	5.7%	n/m	n/m

n/m—not meaningful

(1)
Calculated based on the change in actual amounts between fiscal years as a percentage of the prior year amount.

FISCAL 2010 COMPARED WITH FISCAL 2009

Financial Overview

Net income attributable to Legg Mason, Inc. for the year ended March 31, 2010 totaled $204.4 million, or $1.32 per diluted share, compared to Net loss attributable to Legg Mason, Inc. of $1.97 billion, or $13.99 per diluted share, in the prior year. This increase was primarily due to the impact of $1.4 billion of losses, net of income tax benefits and compensation related adjustments, related to the elimination of the exposure to SIVs in liquidity funds managed by a subsidiary in the prior fiscal year. The impact of impairment charges related to goodwill and intangible assets, primarily in our former Wealth Management division (see Note 5 of Notes to Consolidated Financial Statements), $863.4 million, net of income tax benefits, recorded in the prior fiscal year also contributed to the increase. Cash income, as adjusted (see Supplemental Non-GAAP Financial Information) was $381.3 million, or $2.45 per diluted share, compared to cash loss, as adjusted, of $1.2 billion, or $8.47 per diluted share, in the prior year. This increase was primarily due to the impact of $1.7 billion of net realized losses on the sale of SIV securities in the prior fiscal year. Operating margin increased to 12.2% from (19.9)% in the prior year, primarily due to the impact of impairment charges related to goodwill and intangible assets recorded in the prior fiscal year. Operating margin, as adjusted (see Supplemental Non-GAAP Financial Information) decreased to 20.6% from 23.8% in the prior year.

Assets Under Management

The components of the changes in our assets under management ("AUM") (in billions) for the years ended March 31 were as follows:

	2010	2009

Beginning of period	$632.4	$950.1
Investment funds, excluding liquidity funds(1)
Subscriptions	38.8	43.7
Redemptions	(40.2)	(78.6)
Separate account flows, net	(76.5)	(109.0)
Liquidity fund flows, net	(4.1)	(15.0)

Net client cash flows	(82.0)	(158.9)
Market performance and other(2)	134.1	(157.7)
Dispositions	—	(1.1)

End of period	$684.5	$632.4

(1)
Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.
(2)
Includes impact of foreign exchange.

AUM at March 31, 2010 were $685 billion, an increase of $52 billion or 8% from March 31, 2009. The increase in AUM was attributable to market appreciation of $134 billion, of which approximately 6% resulted from the impact of foreign currency exchange fluctuation, which was partially offset by net client outflows of $82 billion. The majority of outflows were in fixed income with $64 billion, or 78% of the outflows, followed by equity outflows and liquidity outflows of $15 billion and $3 billion, respectively. The majority of fixed income outflows were in products managed by Western Asset Management Company ("Western Asset") and Brandywine Global Investment Management, LLC ("Brandywine") that had experienced past investment underperformance, although their performance improved significantly during fiscal 2010. We have experienced outflows in our fixed income asset class since fiscal 2008. Equity outflows were primarily experienced by products managed at ClearBridge Advisors LLC ("ClearBridge"), Batterymarch Financial Management, Inc. ("Batterymarch"), The Permal Group, Ltd. ("Permal") and Legg Mason Capital Management, Inc. ("LMCM"). Due in part to investment performance issues, we have experienced net equity outflows since fiscal 2007, although recent performance improved significantly during fiscal 2010 and the rate of outflows in this asset class has generally been lower in recent quarters. We generally earn higher fees and profits on equity AUM, and outflows in this asset class will more negatively impact our revenues and net income than would outflows in other asset classes.

Our investment advisory and administrative contracts are generally terminable at will or upon relatively short notice, and investors in the mutual funds that we manage may redeem their investments in the funds at any time without prior notice. Institutional and individual clients can terminate their relationships with us, reduce the aggregate amount of assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, changes in our reputation in the marketplace, changes in management or control of clients or third-party distributors with whom we have relationships, loss of key investment management personnel or financial market performance.

Effective fiscal 2010, our alternative investment products are classified as investment funds for reporting purposes. Prior period amounts have been reclassified to conform to the current period presentation.

AUM by Asset Class

AUM by asset class (in billions) as of March 31 were as follows:

	2010	% of Total	2009	% of Total	% Change

Equity	$173.8	25.4	$126.9	20.1	37.0
Fixed income	364.3	53.2	357.6	56.5	1.9
Liquidity	146.4	21.4	147.9	23.4	(1.0)

Total	$684.5	100.0	$632.4	100.0	8.2

The component changes in our AUM by asset class (in billions) for the fiscal year ended March 31, 2010 were as follows:

	Equity	Fixed Income	Liquidity	Total

March 31, 2009	$126.9	$357.6	$147.9	$632.4
Investment funds, excluding liquidity funds
Subscriptions	18.7	20.1	—	38.8
Redemptions	(23.4)	(16.8)	—	(40.2)
Separate account flows, net	(10.7)	(67.3)	1.5	(76.5)
Liquidity fund flows, net	—	—	(4.1)	(4.1)

Net client cash flows	(15.4)	(64.0)	(2.6)	(82.0)
Market performance and other	62.3	70.7	1.1	134.1

March 31, 2010	$173.8	$364.3	$146.4	$684.5

Average AUM by asset class (in billions) for the year ended March 31 were as follows:

	2010	% of Total	2009	% of Total	% Change

Equity	$155.7	23.0	$203.2	25.1	(23.4)
Fixed income	370.7	54.9	438.0	54.0	(15.4)
Liquidity	149.1	22.1	169.2	20.9	(11.9)

Total	$675.5	100.0	$810.4	100.0	(16.6)

AUM by Division

AUM by division (in billions) as of March 31 were as follows:

	2010	% of Total	2009	% of Total	% Change

Americas	$475.8	69.5	$446.7	70.6	6.5
International	208.7	30.5	185.7	29.4	12.4

Total	$684.5	100.0	$632.4	100.0	8.2

The component changes in our AUM by division (in billions) for the year ended March 31, 2010 were as follows:

	Americas	International	Total

March 31, 2009	$446.7	$185.7	$632.4
Investment funds, excluding liquidity funds
Subscriptions	24.4	14.4	38.8
Redemptions	(26.2)	(14.0)	(40.2)
Separate account flows, net	(50.7)	(25.8)	(76.5)
Liquidity fund flows, net	(18.6)	14.5	(4.1)

Net client cash flows	(71.1)	(10.9)	(82.0)
Market performance and other	100.2	33.9	134.1

March 31, 2010	$475.8	$208.7	$684.5

Investment Performance(1)

Investment performance of our assets under management in the year ended March 31, 2010 improved compared to relevant benchmarks from the prior year.

Although the unemployment rate remains high, the U.S. economy continues to slowly show signs of recovery. A strong rebound in corporate earnings, improvements in existing home sales and consumer spending, and stabilization in the financial services industry helped to restore some level of investor confidence. However, uncertainty in the markets remains, as best evidenced by the May 6, 2010 intraday sell-off and subsequent rebound. With concerns regarding the credit quality of certain European nations, and as government stimulus initiatives continue globally, debates about inflation and deflation loom.

As of March 31, 2010, for the trailing 1-year, 3-year, 5-year, and 10-year periods approximately 49%, 61%, 72%, and 86%, respectively, of our marketed equity composite(2) assets outpaced their benchmarks. As of March 31, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods approximately 49%, 53%, 58%, and 88%, respectively, of our marketed equity composite assets outpaced their benchmarks.

In the fixed income markets, government yields continued to rise as investors grew concerned about the need to finance the growing federal deficit and demand for government bonds decreased due to investors' returning appetite for risk. Most sector spreads declined in the past year as investors returned to riskier securities such as high-yield bonds and emerging market debt securities. Investment grade corporate bonds delivered their strongest performance on record with 2000 basis points in excess returns over treasuries in 2009.

(1)
Index performance in this section includes reinvestment of dividends and capital gains.

(2)
A composite is an aggregation of discretionary portfolios (separate accounts and investment funds) into a single group that represents a particular investment objective or strategy. Each of our asset managers has its own specific guidelines for including portfolios in its marketed composites. Assets under management that are not managed in accordance with the guidelines are not included in a composite. As of March 31, 2010 and 2009, 87% and 85% of our equity assets under management, respectively, in each period, and 82% and 84%, of our fixed income assets under management, respectively, were in marketed composites.

For the 1-year period, the Treasury yield curve remains historically steep as the Federal Reserve continues to keep federal funds at close to 0%. The worst performing fixed income sector was Government bonds as measured by the Barclays U.S. Government Bond returning (3.70)%, in contrast to High Yield Bonds which returned 58.21% for 2009.

As of March 31, 2010, for the trailing 1-year, 3-year, 5-year, and 10-year periods approximately 88%, 40%, 50%, and 88%, respectively, of our marketed fixed income composite assets outpaced their benchmarks. As of March 31, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods approximately 31%, 12%, 32%, and 17%, respectively, of our marketed fixed income composite assets outpaced their benchmarks.

As of March 31, 2010, for the trailing 1-year, 3-year, 5-year, and 10-year periods 62%, 68%, 70%, and 80%, respectively, of our U.S. long-term mutual fund(3) assets outpaced their Lipper category average. As of March 31, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods 43%, 52%, 47%, and 75%, respectively, of our U.S. long-term mutual fund(3) assets outpaced their Lipper category average.

As of March 31, 2010, for the trailing 1-year, 3-year, 5-year, and 10-year periods 51%, 63%, 65%, and 78%, respectively, of our U.S. equity mutual fund(3) assets outpaced their Lipper category average. As of March 31, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods 47%, 60%, 49%, and 76%, respectively, of our U.S. equity mutual fund(3) assets outpaced their Lipper category average.

As of March 31, 2010, for the trailing 1-year, 3-year, 5-year, and 10-year periods 81%, 78%, 83%, and 87%, respectively, of our U.S. fixed income mutual fund(3) assets outpaced their Lipper category average. As of March 31, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods 38%, 41%, 45%, and 72%, respectively, of our U.S. fixed income mutual fund(3) assets outpaced their Lipper category average.

Revenue by Division

Operating revenues by division (in millions) for the years ended March 31 were as follows:

	2010	% of Total	2009	% of Total	% Change

Americas	$1,866.9	70.9	$2,290.5	68.2	(18.5)
International	768.0	29.1	1,066.9	31.8	(28.0)

Total	$2,634.9	100.0	$3,357.4	100.0	(21.5)

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

RESULTS OF OPERATIONS

Operating Revenues

Total operating revenues for the year ended March 31, 2010 were $2.6 billion, down 22% from $3.4 billion in the prior year primarily as a result of a 17% decrease in average AUM. The shift in the mix of average AUM from higher fee equity assets to a greater percentage of liquidity and fixed income assets also contributed to the revenue decline.

Investment advisory fees from separate accounts decreased $202.4 million, or 20%, to $814.8 million. Of this decrease, $104.3 million was the result of lower average equity assets at ClearBridge, Private Capital Management, LP ("PCM"), LMCM and Brandywine, and $95.5 million was the result of lower average fixed income assets managed at Western Asset.

(3)
Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of March 31, 2010 and 2009, the U.S. long-term mutual fund assets represented in the data accounted for 16% and 12%, respectively, of our total assets under management. The performance of our U.S. long-term mutual fund assets is included in the marketed composites.

Investment advisory fees from funds decreased $469.1 million, or 26%, to $1.4 billion. Of this decrease, $309.2 million was the result of lower average equity assets managed primarily at Permal, LMCM, and ClearBridge, $73.1 million was the result of fee waivers related to liquidity funds managed by Western Asset primarily to maintain certain yields to investors, and $66.9 million was the result of lower average liquidity assets managed at Western Asset.

Performance fees increased 310%, or $54.0 million, to $71.5 million during fiscal 2010, driven by fees earned on assets managed at Western Asset and Permal.

Distribution and service fees decreased 21% to $375.3 million, primarily as a result of a decline in average mutual fund AUM and the impact of increased fee waivers related to liquidity funds managed by Western Asset.

Operating Expenses

As a result of substantial declines in revenues during fiscal 2009 due to challenging market conditions, actions were taken to reduce our corporate cost structure. These cost-saving measures primarily included reductions in full-time employees and discretionary incentive compensation in business support functions, significant reductions in the utilization of consultants for technology projects, and substantial curtailment of promotional costs.

Operating expenses in fiscal 2010 continued to benefit from the cost reduction initiatives implemented in fiscal 2009, with many of the more significant actions implemented in the December 2008 quarter. The discussion below for each of our operating expenses identifies the amount of variance attributable to cost savings achieved in fiscal 2010 and 2009, where applicable.

Compensation and benefits decreased 2% to $1.1 billion. This decrease was driven by a $139.1 million decrease in revenue share-based compensation, primarily resulting from lower revenues in fiscal 2010, the impact of which was offset in part by reductions in other operating expenses at revenue share-based affiliates. The net impact of workforce reductions lowered compensation by approximately $27.5 million. These reductions were substantially offset by an increase in deferred compensation and revenue share-based incentive obligations of $150.3 million resulting from market gains on assets invested for deferred compensation plans and seed capital investments, which are offset by gains in other non-operating income (expense). Compensation as a percentage of operating revenues increased to 42.2% from 33.7% in the prior fiscal year primarily as a result of compensation increases related to unrealized market gains on assets invested for deferred compensation plans and investments in proprietary fund products and the impact of fixed compensation costs which do not directly vary with revenues.

Distribution and servicing expenses decreased 29% to $691.9 million, primarily as a result of a decrease in average AUM in certain products for which we pay fees to third-party distributors and the impact of liquidity fund fee waivers that reduce amounts paid to our distributors.

Communications and technology expense decreased 13% to $163.1 million, primarily as a result of cost savings initiatives that contributed to a $13.6 million reduction in technology consulting fees, telecommunications and market data services. Reductions in printing costs and lower technology depreciation expense, which resulted from the full depreciation of certain assets prior to or during fiscal 2010, of $7.7 million and $4.5 million, respectively, also contributed to the decrease.

Occupancy expense decreased 25% to $157.0 million, primarily due to the recognition of $70.1 million of lease charges related to office vacancies recorded in the prior year, offset in part by a $19.3 million charge primarily resulting from the subleasing of space in our corporate headquarters in fiscal 2010.

Amortization of intangible assets decreased 38% to $22.8 million, primarily due to the impact of intangible asset impairments during fiscal 2009, which reduced amortization expense by $13.5 million.

Impairment charges were $1.3 billion in fiscal 2009. Approximately $1.2 billion of the total impairment charges related to goodwill and intangible assets in our former Wealth Management division as a result of significant declines in the AUM and projected cash flows within that division. The remaining $146 million related to certain acquired management contracts, as a result of a more accelerated rate of client attrition, and the impairment of a trade name. See Note 5 of Notes to Consolidated Financial Statements for further discussion of the impairment charges.

Other expenses decreased $14.4 million to $167.6 million, primarily as a result of cost savings initiatives that contributed to reductions in travel and entertainment costs of $15.6 million, and advertising costs of $7.7 million. These decreases were partially offset by an increase of $11.5 million in charges related to the impact of an investor settlement and trading errors.

In May 2010, we announced a plan to streamline our business model to drive increased profitability and growth that includes: 1) transitioning certain shared services to our investment affiliates where they are closer to the actual client relationships and can be delivered with greater effectiveness; and 2) our Americas distribution group sharing in revenue on retail-based AUM growth. This plan involves headcount reductions in operations, technology and other administrative areas at the corporate location, which may be partially offset by headcount increases at the affiliates, and will ultimately enable us to eliminate a portion of our corporate office space that was dedicated to our operations and technology employees. We project that the initiative will result in annual cost savings of approximately $130 to $150 million, and expect to achieve the savings on a run rate basis by the fourth quarter of fiscal 2012. The initiative is projected to involve restructuring- and transition-related costs that will primarily include transition payments to affiliates (primarily compensation) to temporarily offset the cost of absorbing the services, charges for severance and retention incentives, and may also include costs for early contract terminations and asset disposals. The total expected costs are in the range of $190 to $210 million and will be incurred over the next two fiscal years. However, the achievement of all projected cost savings and margin improvements, as well as the amount of restructuring- and transition-related costs, will be subject to many factors, including market conditions and other factors affecting the financial results of the Company and our affiliates and the rate of AUM growth. In addition, our business is dynamic and may require us to incur incremental expenses from time-to-time to grow and better support the business.

Non-Operating Income (Expense)

Interest income decreased 87% to $7.4 million, primarily as a result of a decline in average interest rates and lower average investment balances, which reduced interest income by $36.2 million and $12.9 million, respectively.

Interest expense decreased 31% to $126.3 million, primarily as a result of the exchange of our Equity Units in August 2009, which reduced interest expense by $36.5 million, and a $24.6 million decrease due to the repayment of $250 million of the outstanding borrowings under our revolving credit facility in March 2009, the repayment of our 6.75% senior notes in July 2008, the repayment of the $550 million outstanding balance on our $700 million term loan in January 2010, as well as lower interest rates paid on this term loan during fiscal 2010. These decreases were partially offset by an increase of $5.0 million in amortization of debt issuance costs, primarily related to the early repayment of our $700 million term loan.

Due to increases in the net asset values of previously supported liquidity funds, in fiscal 2010 we reversed unrealized, non-cash losses recorded in fiscal 2009 of $20.6 million related to liquidity fund support arrangements for our offshore funds that did not involve SIVs. During fiscal 2009, fund support losses were $1.7 billion, primarily as a result of SIV price deterioration and our elimination of SIV exposure. See Note 17 of Notes to Consolidated Financial Statements for additional information on fund support.

Other non-operating income (expense) increased $213.5 million to income of $104.3 million, primarily as a result of an increase of $133.7 million in unrealized market gains on assets invested for deferred compensation plans, which are substantially offset by corresponding compensation increases discussed above, and $91.1 million in unrealized market gains on investments in proprietary fund products, which are partially offset by corresponding compensation increases discussed above. These increases were offset in part by the impact of $22.0 million in charges related to the exchange of substantially all of our Equity Units in fiscal 2010.

Income Tax Benefit

The provision for income taxes was $118.7 million compared to a benefit of $1.2 billion in the prior year, primarily as a result of increased earnings due to the absence of losses related to liquidity fund support and goodwill impairment charges. The effective tax rate was 36.0% compared to a benefit rate of 38.4% in the prior year. The current year rate was beneficially impacted by lower effective tax rates in foreign jurisdictions. The prior year's benefit rate was driven by the impact of the SIV-related charges with lower state tax benefits and the impact of a non-deductible portion of the goodwill impairment charge, offset by tax benefits associated with the restructuring of a foreign subsidiary.

Supplemental Non-GAAP Financial Information

As supplemental information, we are providing performance measures that are based on methodologies other than generally accepted accounting principles ("non-GAAP") for "cash income," "cash income, as adjusted," and "operating margin, as adjusted" that management uses as benchmarks in evaluating and comparing the period-to-period operating performance of Legg Mason, Inc. and its subsidiaries.

Cash Income (Loss), as Adjusted

We define "cash income" as net income (loss) attributable to Legg Mason, Inc. plus amortization and deferred taxes related to intangible assets and goodwill, and imputed interest and tax benefits on contingent convertible debt less deferred income taxes on goodwill and intangible asset impairment. We define "cash income, as adjusted" as cash income plus (less) net money market fund support losses (gains) and impairment charges less net losses on the sale of the underlying SIV securities.

We believe that cash income and cash income, as adjusted, provide good representations of our operating performance adjusted for non-cash acquisition related items and other items as indicators of value that facilitate comparison of our results to the results of other asset management firms that have not engaged in money market fund support transactions, issued contingent convertible debt or made significant acquisitions, including any related goodwill or intangible asset impairments.

We also believe that cash income and cash income, as adjusted, are important metrics in estimating the value of an asset management business. These measures are provided in addition to net income, but are not a substitute for net income and may not be comparable to non-GAAP performance measures, including measures of cash earnings or cash income, of other companies. Further, cash income and cash income, as adjusted, are not liquidity measures and should not be used in place of cash flow measures determined under GAAP. Legg Mason considers cash income and cash income, as adjusted, to be useful to investors because they are important metrics in measuring the economic performance of asset management companies, as indicators of value that facilitate comparisons of Legg Mason's operating results with the results of other asset management firms that have not engaged in money market fund support transactions, significant acquisitions, or issued contingent convertible debt.

In calculating cash income, we add the impact of the amortization of intangible assets from acquisitions, such as management contracts, to net income to reflect the fact that these non-cash expenses distort comparisons of Legg Mason's operating results with the results of other asset management firms that have not engaged in significant acquisitions. Deferred taxes on indefinite-life intangible assets and goodwill represent actual tax benefits that are not realized under GAAP absent an impairment charge or the disposition of the related business. Because we actually receive these tax benefits on indefinite-life intangibles and goodwill over time, we add them to net income in the calculation of cash income. Conversely, we subtract the realized income tax benefits on impairment charges that have been recognized under GAAP. We also add back imputed interest on contingent convertible debt, which is a non-cash expense, as well as the actual tax benefits on the related contingent convertible debt that are not realized under GAAP. In calculating cash income, as adjusted, we add (subtract) net money market fund support losses (gains) (net of losses on the sale of the underlying SIV securities, if applicable) and impairment charges to cash income to reflect that these charges distort comparisons of Legg Mason's operating results to prior periods and the results of other asset management firms that have not engaged in money market fund support transactions or significant acquisitions, including any related impairments.

Should a disposition or impairment charge for indefinite-life intangibles or goodwill occur, its impact on cash income and cash income, as adjusted, may distort actual changes in the operating performance or value of our firm. Also, realized losses on money market fund support transactions are reflective of changes in the operating performance and value of our firm. Accordingly, we monitor these items and their related impact, including taxes, on cash income and cash income, as adjusted, to ensure that appropriate adjustments and explanations accompany such disclosures.

Although depreciation and amortization of fixed assets are non-cash expenses, we do not add these charges in calculating cash income or cash income, as adjusted, because these charges are related to assets that will ultimately require replacement.

A reconciliation of net income (loss) attributable to Legg Mason, Inc. to cash income (loss), as adjusted (in thousands except per share amounts) is as follows:

	For the Years Ended March 31,
	2010	2009

Net Income (Loss) Attributable to Legg Mason, Inc.	$204,357	$(1,967,918)
Plus (Less):
Amortization of intangible assets	22,769	36,488
Deferred income taxes on intangible assets	136,252	142,494
Deferred income taxes on impairment charges	—	(444,618)
Imputed interest on convertible debt	34,445	32,340

Cash Income (Loss)	397,823	(2,201,214)

Plus (Less):
Net money market fund support (gains) losses(1)	(16,565)	1,376,579
Impairment charges	—	1,307,970
Net loss on sale of SIV securities(1)	—	(1,674,724)

Cash Income (Loss), as adjusted	$381,258	$(1,191,389)

Net Income (Loss) per Diluted Share attributable to Legg Mason, Inc. common shareholders	$1.32	$(13.99)
Plus (Less):
Amortization of intangible assets	0.14	0.26
Deferred income taxes on intangible assets	0.88	1.01
Deferred income taxes on impairment charges	—	(3.16)
Imputed interest on convertible debt	0.22	0.23

Cash Income (Loss) per Diluted Share	2.56	(15.65)

Plus (Less):
Net money market fund support (gains) losses(1)	(0.11)	9.79
Impairment charges	—	9.30
Net loss on sale of SIV securities(1)	—	(11.91)

Cash Income (Loss) per Diluted Share, as adjusted	$2.45	$(8.47)

(1)
Includes related adjustments to operating expenses, if applicable, and income tax provision (benefit).

The increase in cash income (loss), as adjusted, was primarily due to the impact of net realized losses of $1.7 billion on the sale of SIV securities in the prior fiscal year.

Operating Margin, as Adjusted

We calculate "operating margin, as adjusted," by dividing (i) operating income, adjusted to exclude the impact on compensation expense of gains or losses on investments made to fund deferred compensation plans, the impact on compensation expense of gains or losses on seed capital investments by our affiliates under revenue sharing agreements and, impairment charges by (ii) our operating revenues less distribution and servicing expenses that are passed through to third-party distributors, which we refer to as "adjusted operating revenues." The compensation items are removed from operating income in the calculation because they are offset by an equal amount in Other non-operating income (expense), and thus have no impact on net income. We use adjusted operating revenues in the calculation to show the operating margin without distribution revenues that are passed through to third parties as a direct cost of selling our products. Legg Mason believes that operating margin, as adjusted, is a useful measure of our performance because it provides a measure of our core business activities excluding items that have no impact on net income and because it indicates what Legg Mason's operating margin would have been without the distribution revenues that are passed through to third parties as a direct cost of selling our products. This measure is provided in addition to the Company's operating margin calculated under GAAP, but is not a substitute for calculations of margins under GAAP and may not be comparable to non-GAAP performance measures, including measures of adjusted margins, of other companies.

	For the Years Ended March 31,
	2010	2009

Operating Revenues, GAAP basis	$2,634,879	$3,357,367
Less:
Distribution and servicing expense	691,931	969,964

Operating Revenues, as adjusted	$1,942,948	$2,387,403

Operating Income (Loss)	$321,183	$(669,180)
Add (Less):
Gains (losses) on deferred compensation and seed investments	79,316	(70,950)
Impairment charges	—	1,307,970

Operating Income, as adjusted	$400,499	$567,840

Operating margin, GAAP basis	12.2%	(19.9)%
Operating margin, as adjusted	20.6	23.8

Because operating margin, as adjusted, is a more relevant indicator of operating performance that management utilizes, we no longer present pre-tax profit margin, as adjusted.

FISCAL 2009 COMPARED WITH FISCAL 2008

Financial Overview

Net loss attributable to Legg Mason, Inc. for the year ended March 31, 2009 totaled $1.97 billion, or $13.99 per diluted share, compared to net income attributable to Legg Mason, Inc. of $263.6 million, or $1.83 per diluted share in the prior year. During fiscal 2009, we eliminated the exposure to SIVs of all liquidity funds managed by a subsidiary by purchasing and subsequently selling, or reimbursing the funds for a portion of the losses they incurred in selling, all securities issued by SIVs held in our liquidity funds and held by us. The majority of these SIV securities were supported under capital support arrangements, letters of credit or a total return swap ("TRS") prior to the purchase. These transactions, along with charges related to remaining capital support arrangements that support securities other than SIVs, resulted in aggregate charges during the fiscal year of $2.3 billion. Also, during fiscal 2009, impairment charges of $1.3 billion were recorded, related to goodwill and intangible assets, primarily in our former Wealth Management division, as a result of declines in the AUM and projected cash flows of affiliates in that division, and a reduction in the value of certain acquired management contract intangible assets and a related trade name. Cash loss, as adjusted (see Supplemental Non-GAAP Financial Information) was $1.2 billion, or $8.47 per diluted share, compared to cash income, as adjusted, of $879.5 million, or $6.11 per diluted share, in the prior year. This decrease was primarily due to net realized losses on the sale of SIV securities of $1.7 billion in fiscal 2009. The operating margin declined to (19.9%) from 22.7% in fiscal 2008, primarily due to impairment charges related to goodwill and intangible assets recorded in fiscal 2009. The operating margin, as adjusted, declined to 23.8% from 35.5% in fiscal 2008.

Assets Under Management

The components of the changes in our AUM (in billions) for the years ended March 31 were as follows:

	2009	2008

Beginning of period	$950.1	$968.5
Investment funds, excluding liquidity funds(1)
Subscriptions	43.7	54.2
Redemptions	(78.6)	(66.1)
Separate account flows, net	(109.0)	(20.1)
Liquidity fund flows, net	(15.0)	5.7

Net client cash flows	(158.9)	(26.3)
Market performance and other(2)	(157.7)	9.9
Dispositions	(1.1)	(2.0)

End of period	$632.4	$950.1

(1)
Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.
(2)
Includes impact of foreign exchange.

AUM at March 31, 2009 were $632.4 billion, a decrease of $317.7 billion or 33% from March 31, 2008. The decrease in AUM was attributable to net client outflows of $159 billion and market depreciation of $158 billion, of which approximately 10% was related to the impact of foreign currency exchange fluctuation. There were net client outflows in all asset classes. The majority of outflows were in fixed income with $89 billion, or 56% of the outflows, followed by equity outflows and liquidity outflows of $47 billion and $23 billion, respectively. The majority of fixed income outflows were in products managed by Western Asset that experienced investment performance issues, particularly in fiscal 2009. Equity outflows were primarily experienced by key equity products managed at ClearBridge, LMCM and Permal.

Effective fiscal 2010, our alternative investment products are classified as investment funds for reporting purposes. Prior period amounts have been reclassified to conform to the current period presentation.

AUM by Asset Class

AUM by asset class (in billions) as of March 31 were as follows:

	2009	% of Total	2008	% of Total	% Change

Equity	$126.9	20.1	$271.6	28.6	(53.3)
Fixed Income	357.6	56.5	508.2	53.5	(29.6)
Liquidity	147.9	23.4	170.3	17.9	(13.2)

Total	$632.4	100.0	$950.1	100.0	(33.4)

The component changes in our AUM by asset class (in billions) for the fiscal year ended March 31, 2009 were as follows:

	Equity	Fixed Income	Liquidity	Total

March 31, 2008	$271.6	$508.2	$170.3	$950.1
Investment funds, excluding liquidity funds
Subscriptions	26.5	17.2	—	43.7
Redemptions	(46.4)	(32.2)	—	(78.6)
Separate account flows, net	(26.7)	(74.1)	(8.2)	(109.0)
Liquidity fund flows, net	—	—	(15.0)	(15.0)

Net client cash flows	(46.6)	(89.1)	(23.2)	(158.9)
Market performance and other	(97.0)	(61.5)	0.8	(157.7)
Dispositions	(1.1)	—	—	(1.1)

March 31, 2009	$126.9	$357.6	$147.9	$632.4

Average AUM by asset class (in billions) for the year ended March 31 were as follows:

	2009	% of Total	2008	% of Total	% Change

Equity	$203.2	25.1	$327.6	33.1	(38.0)
Fixed Income	438.0	54.0	498.6	50.3	(12.2)
Liquidity	169.2	20.9	163.9	16.6	3.2

Total	$810.4	100.0	$990.1	100.0	(18.1)

AUM by Division

AUM by division (in billions) as of March 31 were as follows:

	2009	% of Total	2008	% of Total	% Change

Americas	$446.7	70.6	$672.2	70.8	(33.5)
International	185.7	29.4	277.9	29.2	(33.2)

Total	$632.4	100.0	$950.1	100.0	(33.4)

The component changes in our AUM by division (in billions) for the year ended March 31, 2009 were as follows:

	Americas	International	Total

March 31, 2008	$672.2	$277.9	$950.1
Investment funds, excluding liquidity funds
Subscriptions	28.4	15.3	43.7
Redemptions	(47.3)	(31.3)	(78.6)
Separate account flows, net	(84.5)	(24.5)	(109.0)
Liquidity fund flows, net	(6.7)	(8.3)	(15.0)

Net client cash flows	(110.1)	(48.8)	(158.9)
Market performance and other	(114.3)	(43.4)	(157.7)
Dispositions	(1.1)	—	(1.1)

March 31, 2009	$446.7	$185.7	$632.4

Investment Performance(4)

Fiscal 2009 was characterized by significant volatility with erratic, unprecedented price movements across a variety of markets. The markets were significantly impacted by the failure of major financial institutions, the freeze in the credit markets and unprecedented government intervention. In addition, the downturn in housing that led the U.S. into a broader slowdown set off financial turmoil. As a result, financial stocks led the equity markets lower, with the S&P 500 Financials Index down 63%, compared to the broader S&P 500 Index, which dropped 38%. As of March 31, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods approximately 49%, 53%, 58%, and 88% of our marketed equity composite(5) assets outpaced their benchmarks, respectively. As of March 31, 2008, for the trailing 1-year, 3-year, 5-year, and 10-year periods approximately 53%, 53%, 49%, and 94% of our marketed equity composite assets outpaced their benchmarks, respectively.

In the fixed income markets, the economic crisis deepened, but the government's numerous actions laid the foundation for a recovery, causing investor confidence to improve modestly late in the March 2009 quarter. The fiscal stimulus package designed to aid the economy, and the government's intention to issue more public debt for financing, caused yields to rise during the quarter.

For the 1-year period, Treasury yields decreased significantly while long-term rates increased resulting in a steeper yield curve. In addition, the worst performing sectors were home equity asset-backed securities and investment grade corporate securities as measured by the Barclays ABS Home Equity Index returning (35)% and the Barclays U.S. Corporate Investment Grade Index returning (7)% for the 1-year period. As of March 31, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods approximately 31%, 12%, 32%, and 17% of our marketed fixed income composite assets outpaced their benchmarks, respectively. As of March 31, 2008, for the trailing 1-year, 3-year, 5-year, and 10-year periods approximately 4%, 21%, 54%, and 74% of our marketed fixed income composite assets outpaced their benchmarks, respectively.

As of March 31, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods 43%, 52%, 47%, and 75% of our U.S. long-term mutual fund(6) assets outpaced their Lipper category average, respectively. As of March 31, 2008, for the trailing 1-year, 3-year, 5-year, and 10-year periods 41%, 45%, 57%, and 85% of our U.S. long-term mutual fund(6) assets outpaced their Lipper category average, respectively.

As of March 31, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods 47%, 60%, 49%, and 76% of our U.S. equity mutual fund(6) assets outpaced their Lipper category average, respectively. As of March 31, 2008, for the trailing 1-year, 3-year, 5-year, and 10-year periods 45%, 50%, 50%, and 91% of our U.S. equity mutual fund(6) assets outpaced their Lipper category average, respectively.

As of March 31, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods 38%, 41%, 45%, and 72% of our U.S. fixed income mutual fund(6) assets outpaced their Lipper category average, respectively. As of March 31, 2008, for the trailing 1-year, 3-year, 5-year, and 10-year periods 33%, 34%, 67%, and 68% of our U.S. fixed income mutual fund(6) assets outpaced their Lipper category average, respectively.

(4)
Index performance in this section includes reinvestment of dividends and capital gains.
(5)
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
(6)
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

The decrease in operating revenues in the Americas division was primarily due to decreased mutual fund advisory fees on assets managed by LMCM, ClearBridge, and Royce, decreased separate account advisory fees on assets managed by PCM, ClearBridge and LMCM, and decreased distribution and service fee revenues from U.S. retail equity funds. The decrease in operating revenues in the International division was primarily due to a decline in fund revenues and performance fees at Permal, lower separate account advisory fees on assets managed by Western Asset and decreased distribution and service fee revenues from International balanced and fixed income funds.

RESULTS OF OPERATIONS

Operating Revenues

Total operating revenues for the year ended March 31, 2009 were $3.4 billion, down 28% from $4.6 billion in the prior year primarily as a result of an 18% decrease in average AUM, due to a decline in average equity assets of approximately 38% and fixed income assets of approximately 12%. The shift in the mix of AUM from higher fee equity assets to a greater percentage of fixed income and liquidity assets also contributed to the revenue decline. Operating revenues were also negatively impacted by a decline in performance fees of approximately $115.3 million, or 87%.

Investment advisory fees from separate accounts decreased $447.3 million, or 31%, to $1.0 billion. Of this decrease, $273.1 million was the result of lower average equity assets at PCM, ClearBridge, LMCM and Brandywine, $80.9 million was the result of lower average fixed income assets managed at Western Asset, and $43.9 million was the result of the sale of the Legg Mason Private Portfolio Group ("LMPPG") business. See Note 2 of Notes to Consolidated Financial Statements for a description of the sale.

Investment advisory fees from funds decreased $483.4 million, or 21%, to $1.8 billion. Of this decrease, approximately $450 million was the result of lower average equity assets managed primarily at LMCM, ClearBridge, Permal, and Royce, approximately $76 million was the result of lower average fixed income assets managed at Western Asset, offset by approximately $42 million which was the result of increased liquidity assets managed, primarily at Western Asset.

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

Operating Expenses

Compensation and benefits decreased 28% to $1.1 billion. This decrease was primarily driven by a $341 million decrease in revenue share-based compensation related to lower revenues in fiscal 2009; the impact of cost savings initiatives, such as reductions in headcount, discretionary incentives and other discretionary compensation that lowered compensation by approximately $86 million and a decrease in deferred compensation obligations of approximately $59 million resulting from market losses on invested assets of deferred compensation plans, which are largely offset by losses in other non-operating income (expense). These decreases were offset in part by lower incentive compensation reductions of $40 million related to charges to provide support for certain liquidity funds that held SIV-issued securities. Compensation as a percentage of operating revenues decreased slightly to 33.7% from 33.9% in the prior fiscal year as compensation reductions related to unrealized market losses on deferred compensation plans were substantially offset by fixed compensation costs of administrative and sales personnel which do not vary with revenues.

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

Interest expense increased 105% to $182.8 million as a result of higher debt levels. We raised $1.15 billion in May 2008 by issuing Equity Units, and $1.25 billion in January 2008 by issuing 2.5% convertible senior notes which resulted in an increase of approximately $108.9 million in interest expense, of which $25.8 million relates to the impact of a full year of imputed interest on our 2.5% convertible senior notes. These increases were offset in part by the impact of the repayment of $425 million principal amount of 6.75% senior notes in July 2008 and lower interest rates paid on our term loan, which together resulted in a decrease of $28.6 million.

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

Income Tax Benefit

The income tax benefit was $1.2 billion compared to income tax expense of $173.5 million in the prior year, primarily as a result of the losses related to liquidity fund support and charges for impairment of goodwill and intangible assets. The effective tax rate was a benefit of 38.4% in the current year compared to a 39.7% provision in the prior year. The current year benefit rate is primarily driven by the impact of the SIV-related charges with lower state tax benefits. In addition, the current year includes approximately $80 million in tax benefits associated with the restructuring of a foreign subsidiary, offset by the impact of a non-deductible portion of the goodwill impairment charge.

Supplemental Non-GAAP Financial Information

Cash Income, As Adjusted

A reconciliation of net income (loss) attributable to Legg Mason, Inc. to cash income (loss), as adjusted (in thousands except per share) is as follows:

	For the Years Ended March 31,
	2009	2008

Net Income (Loss) Attributable to Legg Mason, Inc.	$(1,967,918)	$263,565
Plus (Less):
Amortization of intangible assets	36,488	57,271
Deferred income taxes on intangible assets	142,494	143,600
Deferred income taxes on impairment charges	(444,618)	(56,187)
Imputed interest on convertible debt	32,340	6,544

Cash Income (Loss)	(2,201,214)	414,793

Plus (Less):
Net money market fund support losses(1)	1,376,579	313,726
Impairment charges	1,307,970	151,000
Net loss on sale of SIV securities(1)	(1,674,724)	—

Cash Income (Loss), as adjusted	$(1,191,389)	$879,519

Net Income (Loss) per Diluted Share attributable to Legg Mason, Inc. common shareholders	$(13.99)	$1.83
Plus (Less):
Amortization of intangible assets	0.26	0.40
Deferred income taxes on intangible assets	1.01	0.99
Deferred income taxes on impairment charges	(3.16)	(0.39)
Imputed interest on convertible debt	0.23	0.05

Cash Income (Loss) per Diluted Share	(15.65)	2.88

Plus (Less):
Net money market fund support losses(1)	9.79	2.18
Impairment charges	9.30	1.05
Net loss on sale of SIV securities(1)	(11.91)	—

Cash Income (Loss) per Diluted Share, as adjusted	$(8.47)	$6.11

(1)
Includes related adjustments to operating expenses, if applicable, and income tax provision (benefit).

The decrease in cash income, as adjusted, was primarily due to net realized losses on the sale of SIV securities during fiscal 2009.

Operating Margin, as Adjusted

	For the Years Ended March 31,
	2009	2008

Operating Revenues, GAAP basis	$3,357,367	$4,634,086
Less:
Distribution and servicing expense	969,964	1,273,986

Operating Revenues, as adjusted	$2,387,403	$3,360,100

Operating Income (Loss)	$(669,180)	$1,050,176
Add (Less):
Gains (losses) on deferred compensation and seed investments	(70,950)	(8,798)
Impairment charges	1,307,970	151,000

Operating Income, as adjusted	$567,840	$1,192,378

Operating margin, GAAP basis	(19.9)%	22.7%
Operating margin, as adjusted	23.8	35.5

LIQUIDITY AND CAPITAL RESOURCES

The primary objective of our capital structure is to appropriately support our business strategies and to provide needed liquidity at all times, including maintaining required capital in certain subsidiaries. Liquidity and the access to liquidity is important to the success of our ongoing operations. Our overall funding needs and capital base are continually reviewed to determine if the capital base meets the expected needs of our businesses. We intend to continue to explore potential acquisition opportunities as a means of diversifying and strengthening our asset management business. These opportunities may from time-to-time involve acquisitions that are material in size and may require, among other things, and, subject to existing covenants, the raising of additional equity capital and/or the issuance of additional debt.

Our assets consist primarily of intangible assets, cash and cash equivalents, goodwill, investment securities, and investment advisory and related fee receivables. Our assets have been principally funded by equity capital, long-term debt and the results of operations. At March 31, 2010, our cash, total assets, long-term debt and stockholders' equity were $1.5 billion, $8.6 billion, $1.2 billion and $5.8 billion, respectively.

The following table summarizes our consolidated statements of cash flows for the years ended March 31 (in millions):

	2010	2009	2008

Cash flows from operating activities	$1,427.7	$409.8	$1,144.9
Cash flows used for investing activities	(276.7)	(1,090.9)	(2,103.3)
Cash flows (used for) from financing activities	(746.7)	329.2	1,220.0
Effect of exchange rate changes	19.5	(27.2)	18.4

Net change in cash and cash equivalents	423.8	(379.1)	280.0
Cash and cash equivalents, beginning of year	1,084.5	1,463.6	1,183.6

Cash and cash equivalents, end of year	$1,508.3	$1,084.5	$1,463.6

Cash flows from operating activities were $1,427.7 million during fiscal 2010 compared to cash flows of $409.8 million for the prior fiscal year. The increase in operating cash flows is primarily attributable to approximately $1.04 billion of income tax refunds received during fiscal 2010.

Cash outflows for investing activities during fiscal 2010 were $276.7 million, primarily attributable to cash payments of $180 million made in connection with the acquisition of Permal, and payments for fixed assets of $84.1 million, principally associated with the relocation of our corporate headquarters, partially offset by fund support collateral received of $38.9 million due to the amendment, termination and expiration of certain capital support agreements.

Cash outflows for financing activities were $746.7 million, primarily due to the repayment in January 2010 of the remaining $550 million outstanding balance on our $700 million 5-year term loan and $135.0 million of cash consideration paid in the Equity Units exchange offer, as described below, and the payment of cash dividends.

We expect that over the next twelve months our operating activities will be adequate to support our operating cash needs. We received approximately $580 million in tax refunds during the June 2009 quarter, primarily attributable to tax benefits from the utilization of $1.6 billion of realized losses incurred in fiscal 2009 on the sale of securities issued by SIVs. Federal legislation, enacted in November 2009 to extend the net operating loss carryback period from two to five years, enabled us to utilize an additional $1.3 billion of net operating loss deductions, and as a result, we received an additional $459 million in tax refunds in January 2010. Federal net operating loss carryforwards of $359 million and future deductions for purchased goodwill and intangible assets aggregating approximately $3.5 billion will reduce future taxable income and related U.S. federal tax payments. We may elect to utilize our available resources for any number of activities, including share repurchases, seed capital investments in new products, repayment of outstanding debt, or acquisitions.

During fiscal 2008, we initiated a plan to repatriate accumulated earnings of approximately $225 million. It had been anticipated that these earnings would be used for the contingent acquisition payment in the U.S. to the former owners of Permal. We repatriated approximately $36 million of these funds during fiscal 2008. We intend to repatriate these remaining earnings in order to create lower-taxed foreign source income to utilize foreign tax credits that may otherwise expire unutilized. No further repatriation beyond the $225 million of foreign earnings is contemplated.

As described above, we currently project that our available cash and cash flows from operating activities will be sufficient to fund our liquidity needs. We also currently have approximately $1 billion in free cash in excess of our working capital requirements, a portion of which we intend to utilize to repurchase common stock. Accordingly, we do not currently expect to raise additional debt or equity financing over the next twelve months. However, there can be no assurances of these expectations as our projections could prove to be incorrect, currently unexpected events may occur that require additional liquidity, such as an acquisition opportunity, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If this were to occur, we would likely seek to manage our available resources by taking actions such as additional cost-cutting, reducing our expected expenditures on investments, selling assets (such as investment securities), repatriating earnings from foreign subsidiaries, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, we may seek to raise additional equity or debt.

In connection with the announced plan to streamline our business model, we expect to incur restructuring-and transition-related costs in the range of $190 to $210 million over the next two fiscal years. A portion of the restructuring- and transition-related costs, approximately 15%, will be paid in shares of restricted stock or the acceleration of other equity awards. We expect that, approximately 60% of these costs will be incurred by the end of fiscal 2011 and the remainder in fiscal 2012. We project that the initiative will result in annual cost savings of approximately $130 to $150 million, and expect to achieve the savings on a run rate basis by the fourth quarter of fiscal 2012, excluding costs incurred to achieve these savings.

Financing Transactions

The table below reflects our primary sources of financing (in thousands) as of March 31, 2010:

		Amount Outstanding at March 31,
	Face Amount at March 31, 2010
Type		2010	2009	Interest Rate	Maturity

2.5% Convertible Senior Notes	$1,250,000	$1,051,243	$1,016,798	2.50%	January 2015
5.6% Senior Notes from Equity Units	103,039	103,039	1,150,000	5.60%	June 2021
Revolving Credit Agreement	500,000	250,000	250,000	LIBOR + 2.625%	February 2013
5-year term loan	700,000	—	550,000	LIBOR + 2.50%	Repaid January 2010

In May 2008, we issued 23 million Equity Units for $1.15 billion, of which $50 million was used to pay issuance costs. Each unit consists of a 5% interest in $1,000 principal amount of 5.6% senior notes due June 30, 2021 and a purchase contract to purchase a varying number of shares of our common stock by June 30, 2011. The notes and purchase contracts are separate and distinct instruments, but their terms are structured to simulate a conversion of debt to equity and potentially remarketed debt approximately three years after issuance. The holders also receive a quarterly contract adjustment payment on the purchase contract at an annual rate of 1.4% of the commitment amount and are required to pledge their interests in the senior notes to us as collateral on their purchase commitment. The net proceeds from the Equity Units offering of approximately $1.11 billion have been used for general corporate purposes, primarily the purchase of SIV securities from liquidity funds managed by a subsidiary and repayment of outstanding debt.

During the September 2009 quarter, we completed an exchange offer for our Equity Units in the form of Corporate Units in order to increase our equity capital levels and reduce the amount of our outstanding debt and related interest expense. We exchanged 91% of our outstanding Corporate Units, each for 0.8881 of a share of our common stock and $6.25 in cash per Corporate Unit, equating to 18.6 million shares of Legg Mason common stock and $135.0 million of cash, including cash paid in lieu of fractional shares and transaction costs. The transaction increased the interest coverage ratio under our bank credit facilities as a result of lower interest expense. In connection with this transaction, we incurred transaction costs of approximately $22 million, of which $15.7 million was in cash.

During January 2008, we increased our capital base by $1.25 billion through the sale of 2.5% convertible senior notes. The proceeds strengthened our balance sheet and provided additional liquidity that has been used for general corporate purposes, including the purchase of SIV securities from our liquidity funds. The senior notes bear interest at 2.5%, payable semi-annually in cash. We are accreting the carrying value to the principal amount at maturity using an imputed interest rate of 6.5% (the effective borrowing rate for non-convertible debt at the time of issuance) over its expected life of seven years, resulting in additional interest expense for fiscal 2010 and 2009 of approximately $34.4 million and $32.3 million, respectively. In connection with this financing, we entered into economic hedging transactions that increase the effective conversion price of the notes. These hedging transactions had a net cost to us of $83 million, which we paid from the proceeds of the notes. These transactions closed on January 31, 2008.

During November 2007, we borrowed an aggregate of $500 million under our unsecured revolving credit facility for general corporate purposes. The facility was scheduled to mature on October 14, 2010; however, in fiscal 2010, the credit agreement was amended to extend the maturity date to February 11, 2013. The facility may be prepaid at any time and contains customary covenants and default provisions. During January 2008, we amended the credit agreement to increase the maximum amount that we may borrow from $500 million to $1 billion. In March 2009, we repaid $250 million of the outstanding borrowings under this credit facility and amended the credit agreement to decrease the maximum amount that we may borrow from $1 billion to $500 million and further modified covenants. In February 2010, we amended the credit agreement to extend the expiration of the commitments and the maturity date of the loans, as discussed above, and further modified covenants, as discussed below.

During fiscal 2009 and 2008, we issued approximately 0.36 million and 5.53 million common shares, respectively, upon conversion of approximately 0.36 and 5.53 shares, respectively, of the convertible preferred stock that was issued in the acquisition of Citigroup's asset management business in fiscal 2006. During the fourth quarter of fiscal 2008, we repurchased 2.5 shares (convertible into 2.5 million common shares) of the convertible preferred stock for approximately $180 million in cash, using capital raised through the sale of the 2.5% convertible senior notes discussed above.

In October 2005, we borrowed $700 million through a syndicated five-year unsecured floating-rate term loan agreement to primarily fund the cash portion of the purchase price of the Citigroup transaction. Effective with the closing of the Citigroup transaction, we entered into a $400 million three-year amortizing interest rate swap ("Swap") to hedge a portion of the $700 million floating rate term loan at a fixed rate of 4.9%. During the March 2007 quarter, this swap began to unwind in accordance with its terms and we repaid a corresponding $50 million of the debt. During fiscal 2008, we repaid $100 million of the debt. The swap fully matured in December 2008. During fiscal 2010, we repaid the remaining $550 million outstanding balance of the debt.

The agreements entered into as part of our January 2008 issuance of $1.25 billion in 2.5% convertible senior notes prevent us from incurring additional debt, with a few exceptions, if our debt to EBITDA ratio (as defined in the documents) exceeds 2.5. In order to complete the May 2008 issuance of the Equity Units, we received a waiver of the covenant that prevents us from issuing more than $250 million in additional debt at any time when our debt to EBITDA ratio exceeds 2.5. We may not, subject to a few limited exceptions, incur more than $250 million in new indebtedness until we have substantially reduced our outstanding indebtedness or we experience an increase in our trailing twelve month EBITDA.

At March 31, 2010, our financial covenants under our bank agreements include: maximum debt to EBITDA ratio of 2.5 and minimum EBITDA to interest expense ratio of 4.0. The maximum debt to EBITDA ratio was decreased from 3.0 to 2.5 in a February 2010 amendment. In February 2010, the maximum debt to EBITDA ratio was also revised to reduce the minimum amount of unrestricted cash that is not deducted from outstanding debt in calculating the ratio under the covenant from $500 million to $375 million. Debt is defined to include all obligations for borrowed money, excluding the debt incurred in the equity units offering and non-recourse debt, and under capital leases. Under these net debt covenants, our debt is reduced by the amount of our unrestricted cash in excess of $375 million, as discussed above. EBITDA is defined as consolidated net income plus/minus tax expense, interest expense, depreciation and amortization, amortization of intangibles, any extraordinary expenses or losses, any non-cash charges and up to $3.0 billion in realized losses resulting from liquidity fund support. As of March 31, 2010, our debt to EBITDA ratio was 0.9 and EBITDA to interest expense ratio was 7.4. We have maintained compliance with our covenants at all times during fiscal 2010.

If our net income significantly declines, or if we spend our available cash, it may impact our ability to maintain compliance with these covenants. If we determine that our compliance with these covenants may be under pressure, we may elect to take a number of actions, including reducing our expenses in order to increase our EBITDA, use available cash to repay all or a portion of our $250 million outstanding debt subject to these covenants or seek to negotiate with our lenders to modify the terms or to restructure our debt. We anticipate that we will have available cash to repay our bank debt, should it be necessary. Using available cash to repay indebtedness would make the cash unavailable for other uses and might affect the liquidity discussions and conclusions above. Entering into any modification or restructuring of our debt would likely result in additional fees or interest payments.

Our outstanding debt is currently rated investment grade by three rating agencies: Moody's Investor Services ("Moody's"), Standard and Poor's Rating Services ("Standard and Poor's"), and Fitch Ratings. Our current Moody's rating is Baa1 with a stable outlook. Our current Standard and Poor's rating is BBB+ with a negative outlook and our current Fitch rating is BBB+ with a stable outlook. In the event of downgrades by Moody's and/or Standard and Poor's, the interest rate on our revolving line of credit may increase.

Effective November 1, 2005, we acquired 80% of the outstanding equity of Permal. Concurrent with the acquisition, Permal completed a reorganization in which the residual 20% of outstanding equity was converted to preference shares, resulting in Legg Mason owning 100% of the outstanding voting common stock of Permal. We had the right to purchase the preference shares over the four years subsequent to the closing and, if that right was not exercised, the holders of those equity interests had the right to require us to purchase the interests in the same general time frame for approximately the same consideration. The maximum aggregate price, including earnout payments related to each purchase and based upon future revenue levels, for all equity interests in Permal is $1.386 billion, excluding acquisition costs and dividends. During fiscal 2008, payments of $240 million were made to the former owners of Permal, representing earnout payments based upon Permal's revenues through the second anniversary date and the purchase of 37.5% of the preference shares, of which $208 million was paid in cash and the balance was in our common stock. During fiscal 2010, we paid an aggregate of $171 million in cash to acquire the remaining 62.5% of the outstanding preference shares. We also elected to purchase, for $9 million, the rights of the sellers of the preference shares to receive an earnout payment of up to $149 million in two years. As a result of this transaction, there will be no further payments for the Permal acquisition. In addition, during fiscal 2010, 2009, and 2008, we paid an aggregate amount of $27.0 million in dividends on the preference shares. All payments for preference shares, including dividends, were recognized as additional goodwill.

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

In fiscal 2002, the Board of Directors authorized us, at our discretion, to purchase up to 3.0 million shares of our common stock. During the June 2007 quarter, we repurchased 40,150 shares for $4.0 million. In July 2007, the Board of Directors authorized us to repurchase, from time to time, up to 5.0 million shares of our common stock to replace the previous share repurchase authorization. In January 2008, the Board of Directors also authorized us to repurchase non-voting convertible preferred stock representing up to 4.0 million shares of common stock from the proceeds of the convertible senior notes discussed above. In February 2008, we repurchased and retired preferred stock convertible into 2.5 million shares of common stock for $180 million. Also, during fiscal 2008, we repurchased 1.1 million shares of common stock for $94 million under the new authorization, in addition to the 40,150 shares discussed above. There were no repurchases during fiscal 2010 and 2009.

On May 10, 2010, we announced that our Board of Directors had replaced the July 2007 share repurchase authorization with a new authorization to purchase up to $1 billion of our common stock. On May 24, 2010, we announced that we entered into agreements to repurchase $300 million of our outstanding common stock in accelerated share repurchase transactions, which were funded with our available cash. We currently intend to use a portion of our available cash to purchase an additional approximately $100 million of our common stock by the end of fiscal 2011. See Note 11 of Notes to Consolidated Financial Statements for additional information.

During fiscal 2010, we announced a plan to terminate the exchangeable share arrangement related to the acquisition of Legg Mason Canada Inc., in accordance with its terms. In May 2010, all remaining outstanding exchangeable shares were exchanged for shares of our common stock.

On April 27, 2010, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.04 per share, representing an increase of $0.01 per share over the prior four quarters. The dividend in fiscal 2010 was reduced significantly from fiscal 2009 in order to improve our flexibility to respond to cash needs and potential business opportunities requiring cash outflows.

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

As of March 31, 2010 all support arrangements were terminated or expired. As of March 31, 2009, the support amounts and related cash collateral (in thousands) were as follows:

		2009
	Earliest Transaction Date
Description		Support Amount	Cash Collateral(1)

Capital Support Agreements(2)	September 2008	$34,500	$34,500
Capital Support Agreements(3)	October 2008	7,000	7,000

Total		$41,500	$41,500

(1)
Included in restricted cash on the Consolidated Balance Sheet.
(2)
Pertains to Western Asset Institutional Money Market Fund, Western (formerly Citi) Institutional Liquidity Fund P.L.C. (Euro Fund) and Western (formerly Citi) Institutional Liquidity Fund P.L.C. (Sterling Fund).
(3)
Pertains to Western (formerly Citi) Institutional Liquidity Fund P.L.C. (USD Fund).

During fiscal 2008, we entered into arrangements with two third-party banks to provide letters of credit ("LOCs") for an aggregate amount of approximately $485 million for the benefit of three liquidity funds managed by one of our subsidiaries as discussed in Note 17 of Notes to Consolidated Financial Statements. As part of the LOC arrangements, we agreed to reimburse to the banks any amounts that may be drawn on the LOCs and, to support four of these agreements, we provided approximately $286 million in cash collateral as of March 31, 2008. Additionally, one of the arrangements was supported with $150 million in excess capacity on our revolving credit facility. In fiscal 2009, these LOCs terminated in accordance with their terms upon the purchase of the underlying securities from the funds, as described below, and $286 million in collateral was returned.

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

During fiscal 2010, the four remaining CSAs to provide up to $42 million in support to two liquidity funds were terminated or expired in accordance with their terms. No amounts were drawn thereunder and $42 million of collateral was returned.

Credit and Liquidity Risk

Cash and cash equivalent deposits involve certain credit and liquidity risks. We maintain our cash and cash equivalents with a limited number of high quality financial institutions and from time to time may have concentrations with one or more of these institutions. The balances with these financial institutions and their credit quality are monitored on an ongoing basis.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements, as defined by the Securities and Exchange Commission ("SEC"), include certain contractual arrangements pursuant to which a company has an obligation, such as certain contingent obligations, certain guarantee contracts, retained or contingent interest in assets transferred to an unconsolidated entity, certain derivative instruments classified as equity or material variable interests in unconsolidated entities that provide financing, liquidity, market risk or credit risk support. Disclosure is required for any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity or capital resources. We generally do not enter into off-balance sheet arrangements, as defined, other than those described in the Contractual Obligations section that follows and Variable Interest Entities and Liquidity Fund Support discussed in Critical Accounting Policies and Notes 1, 16 and 17 of Notes to Consolidated Financial Statements.

As previously discussed, during fiscal 2009 and 2008, we entered into various off-balance sheet arrangements to provide support to certain of our liquidity funds. These arrangements, all of which were terminated or expired prior to March 31, 2010, included letters of credit, capital support agreements and a TRS, which are fully described above and in Note 17 of Notes to Consolidated Financial Statements.

In January 2008, we entered into hedge and warrant transactions on the convertible notes with certain financial institution counterparties to increase the effective conversion price of the convertible senior notes. See Note 7 of Notes to Consolidated Financial Statements.

Contractual and Contingent Obligations

We have contractual obligations to make future payments, principally in connection with our long-term debt and non-cancelable lease agreements. See Notes 6, 7, and 9 of Notes to Consolidated Financial Statements for additional disclosures related to our commitments.

The following table sets forth these contractual obligations (in millions) by fiscal year:

	2011	2012	2013	2014	2015	Thereafter	Total

Contractual Obligations
Short-term borrowings(1)	$250.0	$—	$—	$—	$—	$—	$250.0
Long-term borrowings by contract maturity	5.2	2.3	0.9	0.9	1,250.9	108.9	1,369.1
Interest on short-term and long-term borrowings(2)	46.4	39.0	38.9	38.9	38.8	45.4	247.4
Minimum rental and service commitments	139.2	121.8	107.2	88.6	80.4	593.1	1,130.3
Minimum commitments under capital leases(3)	31.8	1.9	—	—	—	—	33.7

Total Contractual Obligations	472.6	165.0	147.0	128.4	1,370.1	747.4	3,030.5

Contingent Obligations
Contingent payments related to business acquisitions(4)	—	—	2.2	—	—	—	2.2

Total Contractual and Contingent Obligations(5,6)	$472.6	$165.0	$149.2	$128.4	$1,370.1	$747.4	$3,032.7

(1)
Represents borrowing under our revolving line of credit which does not expire until February 2013. However, we may elect to repay this debt sooner if we have sufficient available cash that management elects to utilize for this purpose.
(2)
Interest on floating rate long-term debt is based on rates at March 31, 2010.
(3)
The amount of commitments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of the agreements. Fiscal 2011 includes $29.0 million related to a put/purchase option agreement with the owner of land and a building. We currently do not intend to purchase this land and building, which could result in the forfeiture of our $4 million escrow deposit.
(4)
The amount of contingent payments represents the fair value of the expected payment determined on the closing date of the acquisition, March 31, 2010. The maximum contingent payment that could be due in this fiscal year is $7.0 million.
(5)
The table above does not include approximately $45.7 million in capital commitments to investment partnerships in which Legg Mason is a general or limited partner. These obligations will be funded, as required, through the end of the commitment periods that range through fiscal 2018.
(6)
The table above does not include amounts for uncertain tax positions of $42.1 million (net of the federal benefit for state tax liabilities) because the timing of any related cash outflows cannot be reliably estimated.

MARKET RISK

The Company maintains an enterprise risk management program to oversee and coordinate risk management activities of Legg Mason and its subsidiaries. Under the program, certain risk activities are managed at the subsidiary level. The following describes certain aspects of our business that are sensitive to market risk.

Revenues and Net Income

The majority of our revenue is calculated from the market value of our AUM. Accordingly, a decline in the value of securities will cause our AUM to decrease. In addition, our fixed income and liquidity AUM are subject to the impact of interest rate fluctuations, as rising interest rates may tend to reduce the market value of bonds held in various mutual fund portfolios or separately managed accounts. In the ordinary course of our business we may also reduce or waive investment management fees, or limit total expenses, on certain products or services for particular time periods to manage fund expenses, or for other reasons, and to help retain or increase managed assets. Performance fees may be earned on certain investment advisory contracts for exceeding performance benchmarks. Declines in market values of AUM will result in reduced fee revenues and net income. We generally earn higher fees on equity assets than fees charged for fixed income and liquidity assets. Declines in market values of AUM in this asset class will disproportionately impact our revenues. In addition, under revenue sharing agreements, certain of our subsidiaries retain different percentages of revenues to cover their costs, including compensation. Our net income, profit margin and compensation as a percentage of operating revenues are impacted based on which subsidiaries generate our revenues, and a change in AUM at one subsidiary can have a dramatically different effect on our revenues and earnings than an equal change at another subsidiary.

Trading and Non-Trading Assets and Liabilities

Our trading and non-trading assets and liabilities are comprised of investment securities, including seed capital in sponsored mutual funds and products, derivative instruments, limited partnerships, limited liability companies and certain other investment products, and previously also included securities issued by SIVs and other conduit investments prior to March 31, 2009.

Trading investments at March 31, 2010 and 2009 subject to risk of security price fluctuations are summarized (in thousands) below.

	2010	2009

Investment securities:
Investments relating to long-term incentive compensation plans	$167,127	$128,785
Proprietary fund products and other investments	204,933	207,307

Total trading investments	$372,060	$336,092

Approximately $149.8 million and $119.0 million of trading investments related to long-term incentive compensation plans as of March 31, 2010 and 2009, respectively, have offsetting liabilities such that fluctuation in the market value of these assets and the related liabilities will not have a material effect on our net income or liquidity. However, it may have an impact on our compensation expense with a corresponding offset in other non-operating income (expense). Trading investments of $17.3 million and $9.8 million at March 31, 2010 and 2009, respectively, relate to other long-term incentive plans and the related liabilities do not completely offset due to vesting provisions. Therefore, fluctuations in the market value of these trading investments will impact our compensation expense, non-operating income and net income.

Approximately $204.9 million and $207.3 million of trading assets at March 31, 2010 and 2009, respectively, are investments in proprietary fund products and other investments for which fluctuations in market value will impact our non-operating income. Of these amounts, the fluctuations in market value of approximately $33.0 million and $46.3 million of proprietary fund products as of March 31, 2010 and 2009, respectively, have offsetting compensation expense under revenue share agreements. The fluctuations in market value of approximately $17.7 million and $16.6 million of proprietary fund products as of March 31, 2010 and 2009, respectively, are allocated to noncontrolling interests of consolidated investment funds, and therefore do not impact Net Income attributable to Legg Mason, Inc. The fluctuations in market value of approximately $19.3 million in proprietary fund products as of March 31, 2010 are substantially offset by gains (losses) on market hedges and therefore do not materially impact Net Income attributable to Legg Mason, Inc. We did not hedge risk on proprietary fund products as of March 31, 2009. Investments in proprietary fund products are not liquidated until the related fund establishes a track record, has other investors, or a decision is made to no longer pursue the strategy.

Beginning in November 2007, we entered into a series of arrangements to provide credit support to certain liquidity funds. These arrangements included LOCs, CSAs, a TRS arrangement and the purchase of securities issued by SIVs and other conduits, all of which substantially increased our exposure to the risk of security price fluctuations. During fiscal 2009, we purchased and subsequently sold, or the funds sold, all remaining securities issued by SIVs held in our liquidity funds, effectively eliminating our exposure. Prior to the purchase, the majority of these SIV securities were supported under capital support arrangements, letters of credit and a TRS. The various support arrangements terminated in accordance with their terms upon the purchase. During fiscal 2009, we also sold Canadian conduit securities purchased from one of our liquidity funds during fiscal 2008. During fiscal 2010, the four remaining CSAs to provide up to $42 million in support expired or terminated in accordance with their terms and no losses were realized.

Non-trading assets and liabilities at March 31, 2010 and 2009 subject to risk of security price fluctuations are summarized (in thousands) below.

	2010	2009

Investment securities:
Available-for-sale	$6,957	$6,818
Investments in partnerships and LLCs	136,469	59,515
Other investments	1,884	1,423

Total non-trading assets	$145,310	$67,756

Derivative liabilities:
Fund support arrangements	$—	$20,631

Investments in partnerships and LLCs at March 31, 2010 includes approximately $55.7 million of investments related to our involvement with the U.S. Treasury's Public-Private Investment Program ("PPIP").

As previously discussed, by March 31, 2009, we effectively eliminated our exposure to SIVs. As of March 31, 2009, we recorded derivative liabilities on fund support arrangements of $20.6 million, for which our exposure was limited to approximately $41.5 million. After the termination of these remaining fund support arrangements during fiscal 2010, we no longer have any exposure or additional potential losses related to supported securities.

Valuation of trading and non-trading investments is described below within Critical Accounting Policies under the heading "Valuation of Financial Instruments." The elimination of SIV exposure from our Balance Sheet and money market funds as of March 31, 2009 substantially reduced the sensitivity of our financial position to market risk. See Notes 1, 17 and 18 of Notes to Consolidated Financial Statements for further discussion of derivatives and liquidity fund support actions.

The following is a summary of the effect of a 20% increase or decrease in the market values of our financial instruments subject to market valuation risks at March 31, 2010:

	Carrying Value	Fair Value Assuming a 20% Increase(1)	Fair Value Assuming a 20% Decrease(1)

Trading investments:
Investment related to deferred compensation plans	$167,127	$200,552	$133,702
Proprietary fund products and other	204,933	245,920	163,946

Total trading investment	372,060	446,472	297,648

Available-for-sale investments	6,957	8,348	5,566
Investments in partnerships and LLCs	136,469	163,763	109,175
Other investments	1,884	2,261	1,507

Total investments subject to market risk	$517,370	$620,844	$413,896

(1)
Gains and losses related to certain investments in deferred compensation plans and proprietary fund products are directly offset by a corresponding adjustment to compensation expense and related liability, or noncontrolling interests. In addition, investments in proprietary fund products of approximately $19.3 million have been hedged to limit market risk. As a result, a 20% increase or decrease in the unrealized market value of our financial instruments subject to market valuation risks would result in a $39.2 million increase or decrease in our pre-tax earnings, respectively, as of March 31, 2010.

Foreign Exchange Sensitivity

We operate primarily in the United States, but provide services, earn revenues and incur expenses outside the United States. Accordingly, fluctuations in foreign exchange rates for currencies, principally in Brazil, Poland, the United Kingdom, Australia, and Canada, may impact our comprehensive income and net income. Certain of our subsidiaries have entered into forward contracts to manage the impact of fluctuations in foreign exchange rates on their results of operations. We do not expect foreign currency fluctuations to have a material effect on our comprehensive income or net income or liquidity.

Interest Rate Risk

Exposure to interest rate changes on our outstanding debt is mitigated as a substantial portion of our debt is at fixed interest rates. At March 31, 2010 and 2009, approximately $253.6 million and $806 million, respectively, of our outstanding floating rate debt is subject to fluctuations in interest rates and will have an impact on our non-operating income and net income. As of March 31, 2010, we estimate that a 1% change in interest rates would result in a net annual change to interest expense of $2.5 million. See Notes 6 and 7 of Notes to Consolidated Financial Statements for additional disclosures regarding debt.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

For most of our mutual funds and other pooled products, the boards of directors or similar bodies are responsible for establishing policies and procedures related to the pricing of securities. Each board of directors generally delegates the execution of the various functions related to pricing to a fund valuation committee which, in turn, may rely on information from various parties in pricing securities such as independent pricing services, the fund accounting agent, the fund manager, broker dealers, and others (or a combination thereof). The funds have controls reasonably designed to ensure that the prices assigned to securities they hold are accurate. Management has established policies to ensure consistency in the application of revenue recognition.

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

Valuation processes for AUM are dependent on the nature of the assets and any contractual provisions with our clients. Equity securities under management for which market quotations are available are usually valued at the last reported sales price or official closing price on the primary market or exchange on which they trade. Debt securities under management are usually valued at bid, or the mean between the last quoted bid and asked prices, provided by independent pricing services that are based on transactions in debt obligations, quotations from bond dealers, market transactions in comparable securities and various other relationships between securities. Short-term debt obligations are generally valued at amortized cost, which is designed to approximate fair value. The vast majority of our AUM is valued based on data from third parties such as independent pricing services, fund accounting agents, custodians and brokers. This varies slightly from time to time based upon the underlying composition of the asset class (equity, fixed income and liquidity) as well as the actual underlying securities in the portfolio within each asset class. Regardless of the valuation process or pricing source, we have established controls reasonably designed to assess the reasonableness of the prices provided. Where market prices are not readily available, or are determined not to reflect fair value, value may be determined in accordance with established valuation procedures based on, among other things, unobservable inputs. Management fees on AUM where fair values are based on unobservable inputs are not material. As of March 31, 2010, equity, fixed income and liquidity AUM values aggregated $173.8 billion, $364.3 billion, and $146.4 billion, respectively.

As the vast majority of our AUM is valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying valuation of our AUM. The recent economic events and financial market turmoil have increased market price volatility; however, the valuation of the vast majority of the securities held by our funds and in separate accounts continues to be derived from readily available market price quotations. As of March 31, 2010, less than 2% of total AUM is valued based on unobservable inputs.

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

In fiscal 2009 and 2008, we entered into various credit support arrangements for certain liquidity funds managed by a subsidiary that qualified as derivative transactions. The fair values of these derivative instruments were based on management's estimates of expected outcomes derived from pricing data for the underlying securities and/or detailed collateral analyses. During fiscal 2009, we purchased and subsequently sold all supported securities issued by SIVs held in our liquidity funds, effectively eliminating our exposure to SIVs, and the various support arrangements terminated in accordance with their terms upon the purchase. As of March 31, 2009, four capital support arrangements, which supported investments in non-asset backed securities, remained outstanding for which a derivative liability of $20.6 million was included in Other current liabilities in the Consolidated Balance Sheet. No derivative asset was recorded as of March 31, 2009. During fiscal 2010, these four remaining capital support arrangements were terminated or expired in accordance with their terms and previously recorded unrealized losses of $20.6 million were recovered. None of these derivative transactions were designated for hedge accounting as defined in accounting guidance for derivative instruments and hedging activities, and the related gains and losses are included in Fund support in the Consolidated Statement of Operations in fiscal 2010, 2009 and 2008.

For trading and non-trading investments in illiquid or privately-held securities for which market prices or quotations are not readily available, the determination of fair value requires us to estimate the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry. As of March 31, 2010 and 2009, we owned approximately $48.4 million and $42.2 million, respectively, of trading and non-trading financial investments that were valued on our assumptions or estimates and unobservable inputs.

At March 31, 2010 and 2009, we also have approximately $136.5 million and $59.5 million, respectively, of other investments, such as investment partnerships, that are included in Other assets on the Consolidated Balance Sheets. These investments are generally accounted for under the cost or equity method, with the exception of $55.7 million of investments, as of March 31, 2010, related to our involvement with the U.S. Treasury's PPIP, which are recorded at fair value.

The accounting guidance for fair value measurement and disclosures defines fair value and establishes a framework for measuring fair value. The accounting guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value measurement should reflect all of the assumptions that market participants would use in pricing the asset or liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of non-performance.

The accounting guidance for fair value measurements establishes a hierarchy that prioritizes the inputs for valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

  Level 3 — Financial instruments for which values are based on unobservable inputs, including those for which there is little or no market activity. This category includes derivative assets and liabilities related to investments in partnerships, limited liability companies, and private equity funds. Previously, this category included derivative assets related to fund support agreements and certain owned securities issued by SIVs. This category may also include certain proprietary fund products with redemption restrictions.

The valuation of an asset or liability may involve inputs from more than one level of the hierarchy. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Proprietary fund products are valued at NAV determined by the fund administrator. These funds are typically invested in exchange-traded investments with observable market prices. Their valuations may be classified as Level 1, Level 2 or Level 3 based on whether the fund is exchange-traded, the frequency of the related NAV determinations and the impact of redemption restrictions. For investments in illiquid and privately-held securities (private equity and investment partnerships) for which market prices or quotations may not be readily available, management must estimate the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry to which it applies in order to determine fair value. These valuation processes for illiquid and privately-held securities inherently require management's judgment and are therefore classified in Level 3.

As a practical expedient, we rely on the NAV of certain investments as their fair value. The NAVs that have been provided by investees are derived from the fair values of the underlying investments as of the reporting date.

As of March 31, 2010, approximately 2% of total assets (36% of financial assets measured at fair value) and no liabilities meet the definition of Level 3.

Any transfers between categories are measured at the beginning of the period.

See Note 3 of Notes to Consolidated Financial Statements for additional information.

Intangible Assets and Goodwill

Balances as of March 31, 2010 are as follows:

	Americas	International	Total

Asset management contracts	$70,073	$9,050	$79,123
Indefinite-life intangible assets	2,601,551	1,151,748	3,753,299
Trade names	7,700	62,100	69,800
Goodwill	910,959	404,337	1,315,296

	$3,590,283	$1,627,235	$5,217,518

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

In allocating the purchase price of an acquisition to intangible assets, we must determine the fair value of the assets acquired. We determine fair values of intangible assets acquired based upon projected future cash flows, which take into consideration estimates and assumptions including profit margins, growth or attrition rates for acquired contracts based upon historical experience, estimated contract lives, discount rates, projected net client flows and market performance. The determination of estimated contract lives requires judgment based upon historical client turnover and attrition rates and the probability that contracts with termination provisions will be renewed. The discount rate employed is a weighted-average cost of capital that takes into consideration a premium representing the degree of risk inherent in the asset as more fully described below.

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

Given the relative significance of our intangible assets and goodwill to our consolidated financial statements, on a quarterly basis we consider if triggering events have occurred that may indicate a significant change in fair values. Triggering events may include significant adverse changes in our business, legal or regulatory environment, loss of key personnel, significant business dispositions, or other events. If a triggering event has occurred, we perform tests, which include critical reviews of all significant assumptions, to determine if any intangible assets or goodwill are impaired. At a minimum, we perform these tests for indefinite-life intangible assets and goodwill annually at December 31.

We completed our annual impairment tests of goodwill and indefinite-life intangible assets as of December 31, 2009, and determined that there was no impairment in the value of these assets as of December 31, 2009. Further, no impairment in the value of amortizable intangible assets was recognized during the year ended March 31, 2010, as our estimates of the related future cash flows exceeded the asset carrying values. We have also determined that no triggering events have occurred as of March 31, 2010, therefore, no additional indefinite-life intangible asset and goodwill impairment testing was necessary.

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

The estimated useful lives of amortizable intangible assets currently range from 1 to 8 years with a weighted-average life of approximately 4.3 years.

Indefinite-Life Intangible Assets

For intangible assets with lives that are indeterminable or indefinite, fair value is determined from a market participant's perspective based on projected discounted cash flows. We have two primary types of indefinite-life intangible assets: proprietary fund contracts and, to a lesser extent, trade names.

We determine the fair value of our intangible assets based upon discounted projected cash flows, which take into consideration estimates of profit margins, growth rates and discount rates. An asset is determined to be impaired if the current implied fair value is less than the recorded carrying value of the asset. If an asset is impaired, the difference between the current implied fair value and the carrying value of the asset reflected on the financial statements is recognized as an expense in the period in which the impairment is determined to be other than temporary.

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

The domestic mutual fund contracts acquired in the Citigroup Asset Management ("CAM") acquisition of $2,502 million and the Permal funds-of-hedge funds contracts of $947 million account for approximately 65% and 25%, respectively, of our indefinite-life intangible assets. For our December 31, 2009 annual impairment test, cash flows from the domestic mutual fund contracts were assumed to have a 5-year average annual growth rate of approximately 8%, with a long-term annual rate of approximately 8% thereafter. Cash flows on the Permal contracts were assumed to have a 5-year average annual growth rate of approximately 14%, with a long-term annual rate of approximately 9% thereafter. The projected cash flows from the domestic mutual fund and Permal funds were discounted at 14.7% and 15.1%, respectively. Assuming all other factors remain the same, actual results and changes in assumptions for the domestic mutual fund and Permal fund-of-hedge funds contracts would have to cause our cash flow projections over the long-term to deviate more than 5% and 34%, respectively, from previous projections or the discount rate would have to be raised to 15.2% and 18.8%, respectively, for the asset to be deemed impaired. The approximate fair values of these assets exceed their carrying values by $144 million and $484 million, respectively.

Trade names account for 2% of indefinite-life intangible assets and are primarily related to Permal. We tested these intangible assets using assumptions similar to those described above for indefinite-life contracts.

Goodwill

Goodwill is evaluated at the reporting unit level and is considered for impairment when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. In estimating the implied fair value of the reporting unit, we use valuation techniques based on discounted projected cash flows, similar to techniques employed in analyzing the purchase price of an acquisition target. We have defined the reporting units to be the Americas and International divisions, which are the same as our operating segments. Allocations of goodwill to our divisions for any changes in our management structure, acquisitions and dispositions are based on relative fair values of the businesses added to or sold from the divisions. See Note 19 of Notes to Consolidated Financial Statements for additional information related to business segments.

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

Goodwill in the Americas reporting unit principally originated from the acquisitions of CAM and Royce. The value of this reporting unit is based on projected net cash flows of assets managed in our U.S. mutual funds, closed end funds and other proprietary funds, in addition to separate account assets of our U.S. managers. Goodwill in the International reporting unit principally originated from the acquisitions of Permal and the international CAM businesses. For our December 31, 2009 annual impairment test, the projected cash flows were discounted at 14.7% and 15.1%, respectively, for the Americas and International divisions to determine the present value of cash flows. As of December 31, 2009, the implied fair values materially exceeded the carrying values for both the Americas and International divisions. Projected cash flows, on an aggregate basis across all asset classes in the Americas division, were assumed to have a 5-year average annual growth rate of approximately 12%, with a longterm annual growth rate of approximately 9%.

Projected cash flows, on an aggregate basis across all asset classes in the International division were assumed to have a five-year average annual growth rate of approximately 15%, with a long-term annual growth rate of approximately 9%. Cash flow growth for the Americas and International divisions over the next five years was based on separate factors for equity, fixed income, and liquidity products. Equity product growth projections were based on historical recovery trends following prior recessionary periods, in context with our long-term growth experience and current market conditions. Fixed income product growth projections were based on the past experience of our primary fixed income manager and market influences relevant to their business. Long-term growth of 9% for both divisions was based on our historical experience, available historic market statistics, and estimates of future expectations. We believe our growth assumptions are reasonable given our consideration of multiple inputs, including internal and external sources described above. However, our assumptions are subject to change based on fluctuations in our actual results and market conditions. Assuming all other factors remain the same, actual results and changes in assumptions for the Americas and International reporting units would have to cause our cash flow projections for both reporting units over the long-term to deviate approximately 50% from previous projections or the discount rate would have to increase approximately 6 and 7 percentage points, respectively, for goodwill to be considered for impairment.

As of December 31, 2009, considering relevant prices of our common shares, our market capitalization, along with a reasonable control premium, exceeds the aggregate carrying values of our reporting units.

Stock-Based Compensation

Our stock-based compensation plans include stock options, employee stock purchase plans, market-based performance share awards, restricted stock awards and deferred compensation payable in stock. Under our stock compensation plans, we issue equity awards to directors, officers, and key employees.

In accordance with the applicable accounting guidance, compensation expense for the years ended March 31, 2010, 2009 and 2008 includes compensation cost for all non-vested share-based awards at their grant date fair value amortized over the respective vesting periods on the straight-line method. Unamortized deferred compensation is recognized as a reduction of additional paid-in capital. Also under the accounting guidance, cash flows related to income tax deductions in excess of or less than the stock-based compensation expense are classified as financing cash flows.

We granted 1.5 million, 1.5 million, and 0.9 million stock options in fiscal 2010, 2009 and 2008, respectively. For additional information on share-based compensation, see Note 12 of Notes to Consolidated Financial Statements.

We determine the fair value of each option grant using the Black-Scholes option pricing model, except for market- based grants, for which we use a Monte Carlo option pricing model. Both models require management to develop estimates regarding certain input variables. The inputs for the Black-Scholes model include: stock price on the date of grant, exercise price of the option, dividend yield, volatility, expected life and the risk-free interest rate, all of which except the grant date stock price and the exercise price require estimates or assumptions. We calculate the dividend yield based upon the average of the historical quarterly dividend payments over a term equal to the vesting period of the options. We estimate volatility equally weighted between the historical prices of our stock over a period equal to the expected life of the option and in part upon the implied volatility of market-listed options at the date of grant. The expected life is the estimated length of time an option is held before it is either exercised or canceled, based upon our historical option exercise experience. The risk-free interest rate is the rate available for zero-coupon U.S. Government issues with a remaining term equal to the expected life of the options being valued. If we used different methods to estimate our variables for the Black-Scholes and Monte Carlo models, or if we used a different type of option-pricing model, the fair value of our option grants might be different.

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

These estimates and judgments are used in determining the tax basis of assets and liabilities and in the calculation of certain tax assets and liabilities that arise from differences in the timing of revenue and expense recognition for tax and financial statement purposes. Management assesses the likelihood that we will be able to realize our deferred tax assets. If it is more likely than not that the deferred tax asset will not be realized, then a valuation allowance is established with a corresponding increase to deferred tax provision.

Substantially all of our deferred tax assets relate to U.S. and United Kingdom ("U.K.") taxing jurisdictions. As of March 31, 2010, U.S. federal deferred tax assets aggregated $611 million, realization of which is expected to require $4.0 billion of future U.S. earnings, approximately $116 million of which must be in the form of foreign sourced income. Deferred tax assets generated in U.S. jurisdictions resulting from net operating losses generally expire 20 years after they are generated and those resulting from foreign tax credits generally expire 10 years after they are generated. Based on estimates of future taxable income, using the same assumptions as those used in our goodwill impairment testing, it is more likely than not that current federal tax benefits are realizable and no valuation allowance is necessary at this time. To the extent our analysis of the realization of deferred tax assets relies on deferred tax liabilities, we have considered the timing, nature and jurisdiction of reversals. While tax planning may enhance our positions, the realization of current tax benefits is not dependent on any significant tax strategies. As of March 31, 2010, U.S. state deferred tax assets aggregated $212 million. Due to limitations on net operating loss and capital loss carryforwards and, taking into consideration certain state tax planning strategies, a valuation allowance has been established for the state capital loss and net operating loss benefits in certain jurisdictions in the amount of $49.2 million for fiscal year 2010. Due to the uncertainty of future state apportionment factors and future effective state tax rates, the value of state net operating loss benefits ultimately realized may vary. As of March 31, 2010, U.K. deferred tax assets, net of valuation allowances, are not material. An additional valuation allowance was recorded on $2.9 million of foreign deferred tax assets relating to various jurisdictions.

In the event we determine all or any portion of our deferred tax assets are not realizable, we will be required to establish a valuation allowance by a charge to the income tax provision in the period in which that determination is made. Depending on the facts and circumstances, the charge could be material to our earnings.

The calculation of our tax liabilities involves uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax uncertainties in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due.

Consolidation

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

In accordance with accounting guidance for the consolidation of variable interest entities ("VIEs"), SPEs are designated as either a voting interest entity or a VIE, with VIEs subject to consolidation by the party deemed to be the primary beneficiary, if any. A VIE is an entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support, either contractual or implied, or in which the equity investors do not have the characteristics of a controlling financial interest. Generally, limited partnership entities where the general partner does not have substantive equity investment at risk and where the other limited partners do not have substantive rights to remove the general partner or to dissolve the limited partnership are also considered VIEs. The primary beneficiary is the entity that will absorb a majority of the VIE's expected losses, or if there is no such entity, the entity that will receive a majority of the VIE's expected residual returns, if any. In accordance with the accounting guidance, our determination of expected residual returns excludes gross fees paid to a decision maker. Under current guidance, it is unlikely that we will be the primary beneficiary for VIEs created to manage assets for clients unless our ownership interest, including interests of related parties, in a VIE is substantial, unless we may earn significant performance fees from the VIE or unless we are considered to have a material implied variable interest.

The accounting guidance also requires the disclosure of VIEs in which we are a sponsor or are considered to have a significant variable interest. In determining whether a variable interest is significant, we consider the same factors used for determination of the primary beneficiary. In determining whether we are the primary beneficiary of VIEs, we consider both qualitative and quantitative factors such as the voting rights of the equity holders, economic participation of all parties, including how fees are earned by and paid to us, related party ownership, guarantees and implied relationships. In determining the primary beneficiary, we must make assumptions and estimates about, among other things, the future performance of the underlying assets held by the VIE, including investment returns, cash flows and credit and interest rate risks. These assumptions and estimates have a significant bearing on the determination of the primary beneficiary. If we, together with our related party relationships, are determined to be the primary beneficiary of a VIE, the entity is consolidated within our financial statements. If our assumptions or estimates were to be materially incorrect, we might be required to consolidate additional VIEs. Consolidation of these VIEs would result in an increase in Assets with a corresponding increase in Noncontrolling interests or Liabilities on the Consolidated Balance Sheets, and a decrease in Investment advisory fees and an increase or decrease in Other non-operating income (expense) with a corresponding offset in Noncontrolling interests on the Consolidated Statements of Operations, but would have no impact on Net income attributable to Legg Mason, Inc.

As further discussed in Note 1 of Notes to Consolidated Financial Statements, there are amendments and proposed amendments to consolidation accounting that may require us to consolidate additional VIEs or voting interest entities.

As of March 31, 2010, we are the primary beneficiary of one sponsored investment fund VIE, which resulted in consolidation. This VIE had total assets and total equity of $52.7 million as of March 31, 2010, and $48.2 million as of March 31, 2009. Our investment in this VIE was $27.5 million and $26.3 million as of March 31, 2010 and 2009, respectively, which represents our maximum risk of loss.

See Note 16 of Notes to Consolidated Financial Statements for additional discussion of variable interests.

RECENT ACCOUNTING DEVELOPMENTS

See discussion of Recent Accounting Developments in Note 1 of Notes to Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

We have made in this Report on Form 10-K, and from time to time may otherwise make in our public filings, press releases and statements by our management, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including information relating to anticipated growth in revenues, margins or earnings per share, anticipated changes in our business or in the amount of our client AUM, anticipated future performance of our business, anticipated future investment performance of our subsidiaries, our expected future net client cash flows, anticipated expense levels, changes in expenses, the expected effects of acquisitions and expectations regarding financial market conditions. The words or phrases "can be," "may be," "expects," "may affect," "may depend," "believes," "estimate," "project," "anticipate" and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and we caution readers that any forward-looking information provided by or on behalf of Legg Mason is not a guarantee of future performance.

Actual results may differ materially from those in forward- looking information as a result of various factors, some of which are beyond our control, including but not limited to those discussed below and those discussed under the heading "Risk Factors" and elsewhere in this Report on Form 10-K and our other public filings, press releases and statements by our management. Due to such risks, uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligations to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

Management assessed the effectiveness of Legg Mason's internal control over financial reporting as of March 31, 2010, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on that assessment, management concluded that, as of March 31, 2010, Legg Mason's internal control over financial reporting is effective based on the criteria established in the COSO framework.

The effectiveness of Legg Mason's internal control over financial reporting as of March 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein, which expresses an unqualified opinion on the effectiveness of Legg Mason's internal control over financial reporting as of March 31, 2010.

Mark R. Fetting
Chairman and Chief Executive Officer

Charles J. Daley, Jr.
Executive Vice President, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of Legg Mason, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Legg Mason, Inc. and its subsidiaries at March 31, 2010 and March 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Baltimore, Maryland
May 28, 2010

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,
	2010	2009

ASSETS
Current Assets
Cash and cash equivalents	$1,508,275	$1,084,474
Restricted cash	2,185	41,688
Receivables:
Investment advisory and related fees	349,245	293,084
Other	211,571	306,837
Investment securities	372,060	336,092
Refundable income taxes	—	603,668
Deferred income taxes	58,037	94,112
Other	57,773	99,432

Total current assets	2,559,146	2,859,387

Fixed assets, net	361,819	367,043
Intangible assets, net	3,902,222	3,922,801
Goodwill	1,315,296	1,186,747
Deferred income taxes	271,553	759,433
Other	203,675	136,888

Total Assets	$8,613,711	$9,232,299

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accrued compensation	$288,856	$374,025
Accounts payable and accrued expenses	400,574	400,761
Short-term borrowings	250,000	250,000
Current portion of long-term debt	5,154	8,188
Fund support	—	20,631
Other	100,771	227,588

Total current liabilities	1,045,355	1,281,193

Deferred compensation	137,312	105,115
Deferred income taxes	270,578	258,944
Other	123,985	225,400
Long-term debt	1,165,180	2,732,002

Total Liabilities	2,742,410	4,602,654

Commitments and Contingencies (Note 9)
Redeemable Noncontrolling Interests	29,577	31,020
Stockholders' Equity
Common stock, par value $.10; authorized 500,000,000 shares; issued 161,438,993 shares in 2010 and 141,853,025 shares in 2009	16,144	14,185
Preferred stock, par value $10; authorized 4,000,000 shares; no shares outstanding in 2010 and 2009, respectively	—	—
Shares exchangeable into common stock	2,760	3,069
Additional paid-in capital	4,447,612	3,452,530
Employee stock trust	(33,095)	(35,094)
Deferred compensation employee stock trust	33,095	35,094
Retained earnings	1,316,981	1,131,625
Accumulated other comprehensive income (loss), net	58,227	(2,784)

Total Stockholders' Equity	5,841,724	4,598,625

Total Liabilities and Stockholders' Equity	$8,613,711	$9,232,299

See notes to consolidated financial statements.

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	Years Ended March 31,
	2010	2009	2008

OPERATING REVENUES
Investment advisory fees
Separate accounts	$814,824	$1,017,195	$1,464,512
Funds	1,367,297	1,836,350	2,319,788
Performance fees	71,452	17,429	132,740
Distribution and service fees	375,333	475,003	692,277
Other	5,973	11,390	24,769

Total operating revenues	2,634,879	3,357,367	4,634,086

OPERATING EXPENSES
Compensation and benefits	1,111,298	1,132,216	1,569,517
Distribution and servicing	691,931	969,964	1,273,986
Communications and technology	163,098	188,312	192,821
Occupancy	156,967	209,537	129,425
Amortization of intangible assets	22,769	36,488	57,271
Impairment of goodwill and intangible assets	—	1,307,970	151,000
Other	167,633	182,060	209,890

Total operating expenses	2,313,696	4,026,547	3,583,910

OPERATING INCOME (LOSS)	321,183	(669,180)	1,050,176

OTHER NON-OPERATING INCOME (EXPENSE)
Interest income	7,367	56,272	76,923
Interest expense	(126,317)	(182,805)	(89,225)
Fund support	23,171	(2,283,236)	(607,276)
Other	104,252	(109,248)	6,729

Total other non-operating income (expense)	8,473	(2,519,017)	(612,849)

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)	329,656	(3,188,197)	437,327
Income tax provision (benefit)	118,676	(1,223,203)	173,496

NET INCOME (LOSS)	210,980	(1,964,994)	263,831
Less: Net income attributable to noncontrolling interests	6,623	2,924	266

NET INCOME (LOSS) ATTRIBUTABLE TO LEGG MASON, INC.	$204,357	$(1,967,918)	$263,565

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO LEGG MASON, INC. COMMON SHAREHOLDERS
Basic	$1.33	$(13.99)	$1.86
Diluted	$1.32	$(13.99)	$1.83

See notes to consolidated financial statements.

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Years Ended March 31,
	2010	2009	2008

COMMON STOCK
Beginning balance	$14,185	$13,856	$13,178
Stock options and other stock-based compensation	8	109	157
Deferred compensation employee stock trust	13	16	5
Deferred compensation, net	66	92	30
Exchangeable shares	12	76	8
Equity Units exchanged	1,860	—	—
Business acquisitions	—	—	39
Shares repurchased and retired	—	—	(114)
Preferred share conversions	—	36	553

Ending balance	16,144	14,185	13,856

SHARES EXCHANGEABLE INTO COMMON STOCK
Beginning balance	3,069	4,982	5,188
Exchanges	(309)	(1,913)	(206)

Ending balance	2,760	3,069	4,982

ADDITIONAL PAID-IN CAPITAL
Beginning balance	3,452,530	3,446,559	3,540,568
Stock options and other stock-based compensation	18,758	37,988	91,873
Deferred compensation employee stock trust	3,156	6,505	4,915
Deferred compensation, net	29,056	33,107	24,195
Convertible debt	—	(73,430)	—
Exchangeable shares	297	1,837	198
Equity Units exchanged	943,815	—	—
Business acquisitions	—	—	32,461
Cost of convertible note hedge, net	—	—	(83,125)
Future tax benefit on convertible note hedge	—	—	113,858
Shares repurchased and retired	—	—	(277,831)
Preferred share conversions	—	(36)	(553)

Ending balance	4,447,612	3,452,530	3,446,559

EMPLOYEE STOCK TRUST
Beginning balance	(35,094)	(29,307)	(31,839)
Shares issued to plans	(2,938)	(5,787)	(4,689)
Distributions and forfeitures	4,937	—	7,221

Ending balance	(33,095)	(35,094)	(29,307)

DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	35,094	29,307	31,839
Shares issued to plans	2,938	5,787	4,689
Distributions and forfeitures	(4,937)	—	(7,221)

Ending balance	33,095	35,094	29,307

RETAINED EARNINGS
Beginning balance	1,131,625	3,236,314	3,112,844
Cumulative effect of change in accounting principle	—	—	(3,550)
Net income (loss) attributable to Legg Mason, Inc.	204,357	(1,967,918)	263,565
Dividends declared	(19,001)	(136,771)	(136,545)

Ending balance	1,316,981	1,131,625	3,236,314

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET
Beginning balance	(2,784)	82,930	37,895
Realized and unrealized holding gains (losses) on investment securities, net of tax	(18)	61	(24)
Unrealized and realized gains (losses) on cash flow hedge, net of tax	—	938	(1,523)
Foreign currency translation adjustment	61,029	(86,713)	46,582

Ending balance	58,227	(2,784)	82,930

TOTAL STOCKHOLDERS' EQUITY	$5,841,724	$4,598,625	$6,784,641

See notes to consolidated financial statements.

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS
OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Years Ended March 31,
	2010	2009	2008

NET INCOME (LOSS)	$210,980	$(1,964,994)	$263,831
Other comprehensive income gains (losses):
Foreign currency translation adjustment	61,029	(86,713)	46,582
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) net of tax provision (benefit) of $(9), $9 and $(8), respectively	(13)	13	(11)
Reclassification adjustment for (gains) losses included in net income	(5)	48	(13)

Net unrealized gains (losses) on investment securities	(18)	61	(24)

Unrealized and realized gains (losses) on cash flow hedge, net of tax provision (benefit) of $0, $666 and $(1,080), respectively	—	938	(1,523)

Total other comprehensive income (loss)	61,011	(85,714)	45,035

COMPREHENSIVE INCOME (LOSS)	271,991	(2,050,708)	308,866

Less: Comprehensive income attributable to noncontrolling interests	6,623	2,924	266

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO LEGG MASON, INC.	$265,368	$(2,053,632)	$308,600

See notes to consolidated financial statements.

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS
OF CASH FLOWS
(Dollars in thousands)

	Years Ended March 31,
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$210,980	$(1,964,994)	$263,831
Loss on Equity Unit exchange	22,040	—	—
Realized loss on sale of SIV securities	—	2,257,217	—
Non-cash items included in net income:
Depreciation and amortization	114,078	138,445	141,083
Imputed interest for 2.5% convertible senior notes	34,445	32,340	6,544
Amortization of deferred sales commissions	25,866	35,619	39,139
Accretion and amortization of securities discounts and premiums, net	13,387	7,177	1,059
Stock-based compensation	46,578	56,993	49,345
Unrealized (gains) losses on investments	(120,816)	106,797	43,960
Unrealized (gains) losses on fund support	(22,115)	25,996	607,276
Deferred income taxes	113,947	(817,477)	(175,649)
Impairment of goodwill and intangible assets	—	1,307,970	151,000
Other	2,808	17,918	2,266
Decrease (increase) in assets excluding acquisitions:
Investment advisory and related fees receivable	(53,402)	227,137	66,907
Net sales (purchases) of trading investments	76,283	(95,074)	(92,772)
Refundable income taxes	992,548	—	—
Other receivables	177,667	(626,392)	26,095
Other assets	(62,292)	431,593	72,585
Increase (decrease) in liabilities excluding acquisitions:
Accrued compensation	(89,800)	(234,817)	45,268
Deferred compensation	32,197	(44,838)	13,940
Accounts payable and accrued expenses	(187)	(89,380)	(30,332)
Other liabilities	(86,484)	(362,348)	(86,671)

CASH PROVIDED BY OPERATING ACTIVITIES	1,427,728	409,882	1,144,874

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for fixed assets, including leaseholds	(84,117)	(130,950)	(184,275)
Payments for business acquisitions and related costs	(11,092)	(7,524)	(14,858)
Contractual acquisition earnout settlements (payments)	(179,804)	120,000	(207,500)
Proceeds from sale of assets	150	181,147	—
Fund Support:
Restricted cash, net (principally collateral)	38,890	801,793	(851,688)
Payments under liquidity fund support arrangements	—	(305,933)	(59,537)
Proceeds from sale of SIV securities	—	513,855	49,915
Purchases of SIV securities, net of distributions	—	(2,868,815)	(229,810)
Net (increase) decrease in securities purchased under agreements to resell	—	604,642	(604,642)
Purchases of investment securities	(55,507)	(1,293)	(6,095)
Proceeds from sales and maturities of investment securities	14,792	2,172	5,180

CASH USED FOR INVESTING ACTIVITIES	$(276,688)	$(1,090,906)	$(2,103,310)

 LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS
OF CASH FLOWS (CONTINUED)
(Dollars in thousands)

	Years Ended March 31,
	2010	2009	2008

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings	$—	$(250,000)	$500,000
Proceeds from issuance of long-term debt, net	—	1,089,463	1,252,600
Purchase of convertible note hedge, net	—	—	(83,125)
Debt issue costs	(3,056)	—	—
Third-party distribution financing, net	(2,428)	(4,814)	5,264
Repayment of principal on long-term debt	(554,913)	(429,608)	(114,867)
Payment on Equity Unit exchange	(135,015)	—	—
Issuance of common stock	4,999	31,983	35,920
Repurchase of stock	—	—	(277,945)
Dividends paid	(48,241)	(135,878)	(132,821)
Net (redemptions/distributions paid)/subscriptions received from noncontrolling interest holders	(8,066)	28,004	(610)
Excess tax benefit associated with stock-based compensation	—	—	35,587

CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(746,720)	329,150	1,220,003

EFFECT OF EXCHANGE RATE CHANGES ON CASH	19,481	(27,206)	18,370
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	423,801	(379,080)	279,937
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,084,474	1,463,554	1,183,617

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,508,275	$1,084,474	$1,463,554

SUPPLEMENTARY DISCLOSURE
Cash paid (received) for:
Income taxes (net of payments in 2010 of $60,747)	$(994,823)	$156,129	$250,352
Interest	73,909	158,499	74,084

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

The consolidated financial statements include the accounts of the Parent and its subsidiaries in which it has a controlling financial interest. Generally, an entity is considered to have a controlling financial interest when it owns a majority of the voting interest in an entity. Legg Mason is also required to consolidate any variable interest entity ("VIE") in which it is considered to be the primary beneficiary. See discussion of Consolidation that follows for a further discussion of VIEs. All material intercompany balances and transactions have been eliminated.

Unless otherwise noted, all per share amounts include common shares of Legg Mason, shares issued in connection with the acquisition of Legg Mason Canada Inc., which are exchangeable into common shares of Legg Mason on a one-for-one basis at any time, and non-voting convertible preferred stock, which was convertible into shares of Legg Mason common stock. These non-voting convertible preferred shares were considered "participating securities" and therefore were included in the calculation of basic earnings per common share. During fiscal 2010, Legg Mason announced a plan to terminate the exchangeable share arrangement, in accordance with its terms, and in May 2010 all outstanding exchangeable shares were exchanged for shares of Legg Mason common stock.

All references to fiscal 2010, 2009 or 2008 refer to Legg Mason's fiscal year ended March 31 of that year.

Use of Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes, including revenue recognition, valuation of financial instruments, intangible assets and goodwill, stock-based compensation, income taxes, and consolidation. Management believes that the estimates used are reasonable, although actual amounts could differ from the estimates and the differences could have a material impact on the consolidated financial statements.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of 90 days or less.

Restricted Cash

Restricted cash at March 31, 2010 is $2,185, which primarily represents cash collateral required for market hedge arrangements. This cash is not available to Legg Mason for general corporate use. During fiscal 2010, restricted cash of $41,500, which represented cash collateral required under support arrangements that expired for certain liquidity funds that a subsidiary manages, was released.

Financial Instruments

Substantially all financial instruments are reflected in the financial statements at fair value or amounts that approximate fair value, except long-term debt.

Legg Mason holds debt and marketable equity investments which are classified as available-for-sale, held-to-maturity or trading. Debt and marketable equity securities classified as available-for-sale are reported at fair value and resulting unrealized gains and losses are reflected in stockholders' equity, noncontrolling interests, and comprehensive income, net of applicable income taxes. Debt securities, for which there is positive intent and ability to hold to maturity, are classified as held-to-maturity and are recorded at amortized cost. Amortization of discount or premium is recorded under the interest method and is included in interest income.

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

Legg Mason evaluates its non-trading investment securities for "other than temporary" impairment. Impairment may exist when the fair value of an investment security has been below the adjusted cost for an extended period of time. If an "other than temporary" impairment is determined to exist, the amount of impairment that relates to credit losses is recognized as a charge to income. As of March 31, 2010 and 2009, the amount of temporary unrealized losses for investment securities not recognized in income was not material.

For investments in illiquid or privately-held securities for which market prices or quotations may not be readily available, management estimates the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry. As of March 31, 2010 and 2009, Legg Mason had approximately $48.4 million and $42.2 million, respectively, of trading and non-trading financial instruments which were valued based upon management's assumptions or estimates, taking into consideration available financial information of the company and industry.

At March 31, 2010 and 2009, Legg Mason had approximately $136.5 million and $59.5 million, respectively, of investments in partnerships and limited liability corporations. These investments are reflected in Other noncurrent assets on the Consolidated Balance Sheets and are accounted for under the cost or equity method, with the exception of $55.7 million of investments, as of March 31, 2010, related to Legg Mason's involvement with the U.S. Treasury's Public-Private Investment Program ("PPIP"), which are recorded at fair value.

In addition to the financial instruments described above and the derivative instruments described below, other financial instruments that are carried at fair value or amounts that approximate fair value include Cash and cash equivalents and Short-term borrowings. The fair value of Long-term debt at March 31, 2010 and 2009 was $1,265,418 and $2,804,262, respectively. These fair values were estimated using current market prices.

Derivative Instruments

The fair values of derivative instruments are recorded as assets or liabilities on the Consolidated Balance Sheets. Legg Mason has used foreign exchange forwards and interest rate swaps to hedge the risk of movement in exchange rates or interest rates on financial assets on a limited basis. Also more recently, Legg Mason has used futures contracts on index funds to hedge the market risk of certain seed capital investments.

Legg Mason applied hedge accounting as defined in the accounting literature to the debt interest rate risk hedge, which matured in fiscal 2009. Adjustment of this cash flow hedge was recorded in Other comprehensive income (loss) until it matured, at which time it was realized in Other non-operating income (expense). The gains or losses on other derivative instruments not designated for hedge accounting are included as Other income (expense) or Other non-operating income (expense) in the Consolidated Statements of Operations except as described below.

In fiscal 2009 and fiscal 2008, Legg Mason entered into various credit support arrangements for certain liquidity funds managed by a subsidiary. These arrangements included letters of credit, capital support agreements and a total return swap ("TRS") that qualified as derivative transactions and are described more fully in Note 17. The fair values of these derivative instruments were based on expected outcomes derived from pricing data for the underlying securities and/or detailed collateral analyses based on the most recent available information. There were no related derivative assets as of March 31, 2010 and 2009. There were no related derivative liabilities as of March 31, 2010 and the fair value of related derivative liabilities as of March 31, 2009 of $20.6 million is included in Fund support in the Consolidated Balance Sheet. None of these derivative transactions were designated for hedge accounting as defined in the accounting guidance and the related gains and losses are included in Fund support in the Consolidated Statement of Operations.

Fair Value Measurements

Accounting guidance for fair value measurements defines fair value and establishes a framework for measuring fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Under the accounting guidance, a fair value measurement should reflect all of the assumptions that market participants would use in pricing the asset or liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of non-performance.

In February 2008, the Financial Accounting Standards Board ("FASB") partially deferred the accounting guidance for one year for non-recurring fair value measurements of non-financial assets and liabilities, such as acquired intangible assets and goodwill. Application of the deferred provisions of the accounting guidance for non-recurring fair value measurements, which were effective April 1, 2009, did not have a material impact on Legg Mason's consolidated financial statements.

In April 2009, the FASB issued various accounting guidance intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. This accounting guidance relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms that the objective of fair value measurements is to reflect at the date of the financial statements for how much an asset would be sold in an orderly transaction (as opposed to a distressed or forced transaction) under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. This accounting guidance also relates to other-than temporary impairments and is intended to bring greater consistency to the timing of impairment recognition. It is also intended to provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The guidance also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. This accounting guidance became effective for our June 2009 quarter and did not have a material impact on Legg Mason's consolidated financial position.

The fair value accounting guidance also establishes a hierarchy that prioritizes the inputs for valuation techniques used to measure fair value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

  Level 3 — Financial instruments for which values are based on unobservable inputs, including those for which there is little or no market activity. This category includes derivative liabilities related to fund support arrangements, investments in partnerships, limited liability companies, and private equity funds, and previously included derivative assets related to fund support arrangements and certain owned securities issued by structured investment vehicles ("SIVs"). This category may also include certain proprietary fund products with redemption restrictions.

The valuation of an asset or liability may involve inputs from more than one level of the hierarchy. The level in the fair value hierarchy which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Proprietary fund products are valued at net asset value ("NAV") determined by the applicable fund administrator. These funds are typically invested in exchange-traded investments with observable market prices. Their valuations may be classified as Level 1, Level 2 or Level 3 based on whether the fund is exchange-traded, the frequency of the related NAV determinations and the impact of redemption restrictions. For investments in illiquid and privately-held securities (private equity and investment partnerships) for which market prices or quotations may not be readily available, management must estimate the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry to which it applies in order to determine fair value. These valuation processes for illiquid and privately-held securities inherently require management's judgment and are therefore classified in Level 3.

As a practical expedient, Legg Mason relies on the NAV of certain investments as their fair value. The NAVs that have been provided by investees are derived from the fair values of the underlying investments as of the reporting date.

Any transfers between categories are measured at the beginning of the period.

See Note 3 for additional information regarding fair value measurements.

Legg Mason also adopted accounting guidance that permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. At this time, the Company has not elected to apply the fair value option to any of its financial instruments.

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

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Indefinite-life intangible assets and goodwill are not amortized for book purposes. Given the relative significance of intangible assets and goodwill to the Company's consolidated financial statements, on a quarterly basis Legg Mason considers if triggering events have occurred that may indicate that the fair values have declined below their respective carrying amounts. Triggering events may include significant adverse changes in the Company's business, legal or regulatory environment, loss of key personnel, significant business dispositions, or other events. If a triggering event has occurred, the Company will perform tests, which include critical reviews of all significant assumptions to determine if any intangible assets or goodwill are impaired. At a minimum, the Company performs these tests annually at December 31, for indefinite-life intangible assets and goodwill, considering factors such as projected cash flows and revenue multiples, to determine whether the value of the assets is impaired and the indefinite-life assumptions are appropriate. If an asset is impaired, the difference between the value of the asset reflected on the financial statements and its current fair value is recognized as an expense in the period in which the impairment is determined. The fair values of intangible assets subject to amortization are reviewed at each reporting period using an undiscounted cash flow analysis. For intangible assets with indefinite lives, fair value is determined based on anticipated discounted cash flows. Goodwill is evaluated at the reporting unit level, and is deemed to be impaired if the carrying amount of the reporting unit exceeds its implied fair value. In estimating the fair value of the reporting unit, Legg Mason uses valuation techniques principally based on discounted cash flows similar to models employed in analyzing the purchase price of an acquisition target. Goodwill is deemed to be recoverable at the reporting unit level, which is also our operating segment level that Legg Mason defines as the Americas and International divisions. This results from the fact that operating segment management that reports to the Chief Executive Officer, manage the business at the division level and do not regularly receive discrete financial information, such as operating results, at any lower level, such as the advisory affiliate level. Prior to March 31, 2009, Legg Mason's reporting units were its Managed Investments, Institutional and Wealth Management divisions. Allocations of goodwill to Legg Mason's divisions for management restructures, acquisitions and dispositions are based on relative fair values of the respective businesses restructured, added to or sold from the divisions. See Note 5 for additional information regarding intangible assets and goodwill and Note 19 for additional business segment information.

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

Investment Advisory Fees

Legg Mason earns investment advisory fees on assets in separately managed accounts, investment funds, and other products managed for Legg Mason's clients. These fees are primarily based on predetermined percentages of the market value of the assets under management ("AUM"), are recognized over the period in which services are performed and may be billed in advance of the period earned based on AUM at the beginning of the billing period in accordance with the related advisory contracts. Revenue associated with advance billings is deferred and included in Other (current) liabilities in the Consolidated Balance Sheets and is recognized over the period earned. Performance fees may be earned on certain investment advisory contracts for exceeding performance benchmarks and are recognized at the end of the performance measurement period. Accordingly, neither advanced billings or performance fees are subject to reversal.

Legg Mason has responsibility for the valuation of AUM, substantially all of which is based on observable market data from independent pricing services, fund accounting agents, custodians or brokers.

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

Management periodically tests the deferred sales commission asset for impairment by reviewing the changes in value of the related shares, the relevant market conditions and other events and circumstances that may indicate an impairment in value has occurred. If these factors indicate an impairment in value, management compares the carrying value to the estimated undiscounted cash flows expected to be generated by the asset over its remaining life. If management determines that the deferred sales commission asset is not fully recoverable, the asset will be deemed impaired and a loss will be recorded in the amount by which the recorded amount of the asset exceeds its estimated fair value. For the years ended March 31, 2010, 2009, and 2008, no impairment charges were recorded. Deferred sales commissions, included in Other non-current assets in the Consolidated Balance Sheets, were $15.3 million and $18.9 million at March 31, 2010 and 2009, respectively.

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

Under applicable accounting guidance, a tax benefit should only be recognized if it is more likely than not that the position will be sustained based on its technical merits. A tax position that meets this threshold is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon settlement by the appropriate taxing authority having full knowledge of all relevant information.

The Company's accounting policy is to classify interest related to tax matters as interest expense and related penalties, if any, as other operating expense.

See Note 8 for additional information regarding income taxes.

Loss Contingencies

Legg Mason accrues estimates for loss contingencies related to legal actions, investigations, and proceedings, exclusive of legal fees, when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

Stock-Based Compensation

Legg Mason's stock-based compensation includes stock options, employee stock purchase plans, restricted stock awards, market-based performance shares payable in common stock and deferred compensation payable in stock. Under its stock compensation plans, Legg Mason issues equity awards to directors, officers, and other key employees.

In accordance with the applicable accounting guidance, compensation expense includes costs for all non-vested share-based awards at their grant date fair value amortized over the respective vesting periods on the straight-line method. Legg Mason determines the fair value of stock options using the Black-Scholes option pricing model, with the exception of market-based performance grants, which are valued with a Monte Carlo option-pricing model. See Note 12 for additional information regarding stock-based compensation.

Earnings Per Share

Basic earnings per share attributable to Legg Mason, Inc. common shareholders ("EPS") is calculated by dividing Net income attributable to Legg Mason, Inc. by the weighted-average number of shares outstanding. The calculation of weighted-average shares includes common shares, shares exchangeable into common stock and convertible preferred shares that are considered participating securities. Diluted EPS is similar to basic EPS, but adjusts for the effect of potential common shares unless they are antidilutive. For periods with a net loss, potential common shares are considered antidilutive. See Note 14 for additional discussion of EPS.

Consolidation

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

In accordance with the accounting guidance for the consolidation of variable interest entities ("VIEs"), all SPEs are designated as either a voting interest entity or a VIE, with VIEs subject to consolidation by the party deemed to be the primary beneficiary, if any. A VIE is an entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support, either contractual or implied, or in which the equity investors do not have the characteristics of a controlling financial interest. The primary beneficiary is the entity that will absorb a majority of the VIE's expected losses, or if there is no such entity, the entity that will receive a majority of the VIE's expected residual returns, if any. In accordance with the accounting guidance, Legg Mason's determination of expected residual returns excludes gross fees paid to a decision maker. Under current guidance, it is unlikely that Legg Mason will be the primary beneficiary for VIEs created to manage assets for clients unless its ownership interest, including interests of related parties, in a VIE is substantial, unless Legg Mason may earn significant performance fees from the VIE or unless Legg Mason is considered to have a material implied variable interest.

The accounting guidance also requires the disclosure of VIEs in which Legg Mason is a sponsor or is considered to have a significant variable interest. In determining whether a variable interest is significant, Legg Mason considers the same factors used for determination of the primary beneficiary. In determining whether it is the primary beneficiary of these VIEs, Legg Mason considers both qualitative and quantitative factors such as the voting rights of the equity holders, including rights to remove the decision maker, economic participation of all parties, including how fees are earned by and paid to Legg Mason, related party ownership, guarantees and implied relationships. In determining the primary beneficiary, Legg Mason must make assumptions and estimates about, among other things, the future performance of the underlying assets held by the VIE, including investment returns, cash flows and credit and interest rate risks. These assumptions and estimates have a significant bearing on the determination of the primary beneficiary. If Legg Mason's assumptions or estimates were to be materially incorrect, Legg Mason might be required to consolidate additional VIEs. Consolidation of these VIEs would result in an increase in Assets with a corresponding increase in Noncontrolling interests or Liabilities on the Consolidated Balance Sheets and a decrease in Investment advisory fees and an increase or decrease in Other non-operating income (expense) with a corresponding offset in Noncontrolling interests on the Consolidated Statements of Operations, but have no impact on Net income attributable to Legg Mason, Inc.

In June 2009, the FASB issued amendments relating to the consolidation of VIEs, which will be effective for Legg Mason in fiscal 2011. The amendments include a new approach for determining who should consolidate a VIE, changes to when it is necessary to reassess who should consolidate a VIE, and changes in the assessment of which entities are VIEs. The new approach for determining who should consolidate a VIE requires an analysis of whether a variable interest gives an enterprise a controlling financial interest in a VIE through both the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to benefits that could potentially be significant to the VIE. The amendments would replace the quantitative approach previously required to determine whether a VIE should be consolidated with a qualitative analysis. The amendments also require that for removal rights to be effective, they must be vested with one party, rather than a simple majority of parties, as under prior guidance. The new guidance increases the likelihood of consolidation of certain products Legg Mason manages. In February 2010, the FASB amended the new consolidation guidance to defer the application for certain investment funds, including money market funds, until the FASB and the International Accounting Standards Board develop consistent guidance on certain aspects of their respective consolidation standards. Legg Mason is continuing to evaluate the impact of the original amendments and currently believes that without the deferral Legg Mason would be required to consolidate certain sponsored funds, particularly those with performance fees, significant related-party ownership, or implicit variable interests, such as fund support, that will be material to its balance sheet, revenues and expenses, but will have no impact on Net income attributable to Legg Mason, Inc. While Legg Mason continues to evaluate the deferral provisions, there are certain sponsored funds, primarily collateralized debt or loan obligation investment vehicles ("CDOs/CLOs") that do not qualify for deferral and may require consolidation that would also be material to its balance sheet, revenues, and expenses but still have no impact on Net income attributable to Legg Mason, Inc.

Legg Mason currently manages 12 CDOs/CLOs with approximately $3.5 billion in AUM. Legg Mason does not have any equity interest in any of these vehicles and each may or may not be contractually eligible to earn subordinate fees and/or incentive fees. Legg Mason does not expect to receive performance fees from any of these vehicles that are eligible for such. Based on its evaluation performed to date, Legg Mason believes it may have to consolidate one of these CDOs with approximately $300 million in AUM due to the potentially significant economic interest created by subordinate fees.

Legg Mason, through one of its subsidiaries, is one of eight managers involved in the U.S. Treasury's PPIP, which qualifies for the investment fund deferral from new VIE accounting guidance. The Company's subsidiary is the general partner within the Legg Mason PPIP structure and performs most of the routine activities through the investment management contracts. The principal entity within Legg Mason's PPIP structure is a voting entity that provides substantive rights that allow the general partner to be removed by simple majority of the unrelated limited partner investors, and therefore does not require consolidation by Legg Mason. Other feeder funds within Legg Mason's PPIP structure are VIEs; however, Legg Mason is not required to consolidate them.

See Note 16 for information on our CDOs/CLOs and other VIEs.

Noncontrolling interests

Noncontrolling interests related to consolidated investment funds are classified as redeemable noncontrolling interests as investors in these funds may request withdrawals at any time. Redeemable noncontrolling interests as of March 31, 2010 and 2009, were $29,577, and $31,020 with changes during the years then ended as follows:

	2010	2009

Balance, beginning of period	$31,020	$92
Net income (loss) attributable to noncontrolling interests	6,623	2,924
Net (redemptions/distributions)/subscriptions received from noncontrolling interest holders	(8,066)	28,004

Balance, end of period	$29,577	$31,020

Other Recent Accounting Developments

The following other relevant accounting pronouncement was recently issued.

In January 2010, the FASB issued an amendment that will require new disclosures about recurring and nonrecurring fair value measurements. The new disclosures include significant transfers into and out of Level 1 and 2 measurements and will change the current disclosure requirement of Level 3 measurement activity from a net basis to a gross basis. The amendment also clarifies existing disclosure guidance about the level of disaggregation, inputs and valuation techniques. The new and revised disclosures are effective for Legg Mason in fiscal 2011, except for the revised disclosures about Level 3 measurement activity, which are not effective for Legg Mason until fiscal 2012 and are not expected to have a material impact on Legg Mason's consolidated financial statements.

2.     ACQUISITIONS AND DISPOSITIONS

On February 26, 2008, Legg Mason announced a definitive agreement in which Citigroup Global Markets Inc., an affiliate of Citigroup Inc. ("Citigroup"), would re-acquire a majority of the overlay and implementation business of Legg Mason Private Portfolio Group ("LMPPG"), which includes its managed account trading and technology platform. In undertaking this transaction, Legg Mason continued its focus on its core asset management business. Legg Mason had originally acquired this business from Citigroup in the December 2005 acquisition of Citigroup's worldwide asset management business ("CAM"). The sale closed on April 1, 2008 and cash proceeds of approximately $181 million were received. After transaction costs, the gain on the sale of this business was approximately $5.5 million ($3.4 million after tax), which was recognized in Other non-operating income (expense) in fiscal 2009.

Effective November 1, 2005, Legg Mason acquired 80% of the outstanding equity of Permal, a leading global funds-of-hedge funds manager. Concurrent with the acquisition, Permal completed a reorganization in which the residual 20% of outstanding equity was converted to preference shares, resulting in Legg Mason owning 100% of the outstanding voting common stock of Permal. Legg Mason had the right to purchase the preference shares over four years from closing and, if that right was not exercised, the holders of those shares had the right to require Legg Mason to purchase the interests in the same general time frame for approximately the same consideration. The maximum aggregate price, including earnout payments related to each purchase and based upon future operating results, for all equity interests in Permal is $1.386 billion excluding acquisition costs and dividends. During fiscal 2008, payments of $240 million were made to the former owners of Permal, representing earnout payments based upon Permal's operating results through the second anniversary date and the purchase of 37.5% of the preference shares, of which $208 million was paid in cash and the balance was in its common stock. During fiscal 2010, Legg Mason paid an aggregate of $171 million in cash to acquire the remaining 62.5% of the outstanding preference shares. The Company also elected to purchase, for $9 million, the rights of the sellers of the preference shares to receive an earnout payment of up to $149 million in two years. As a result of this transaction, there will be no further payments for the Permal acquisition. In addition, during fiscal 2010, 2009, and 2008, Legg Mason paid an aggregate amount of $27.0 million in dividends on the preference shares. All payments for preference shares, including dividends, were recognized as additional goodwill.

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

3.     INVESTMENTS AND FAIR VALUES OF ASSETS AND LIABILITIES

Legg Mason has investments in debt and equity securities that are generally classified as available-for-sale and trading as described in Note 1. Investments as of March 31, 2010 and 2009, are as follows:

	2010	2009

Investment securities:
Trading(1)	$372,060	$336,092
Available-for-sale	6,957	6,818
Other(2)	1,884	1,423

Total	$380,901	$344,333

(1)
Includes assets of deferred compensation plans of $ 167,127 and $128,785, respectively. The remainder represents seed investments in proprietary fund products and investments in VIEs.
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

Legg Mason uses the specific identification method to determine the cost of a security sold and the amount reclassified from accumulated other comprehensive income into earnings. The proceeds and gross realized gains and losses from sales and maturities of available-for-sale investments are as follows:

	Years Ended March 31,
	2010	2009	2008

Available-for-sale:
Proceeds	$1,279	$2,173	$5,194
Gross realized gains	1	5	34
Gross realized losses	(4)	(84)	(14)

The net unrealized and realized gain (loss) for investment securities classified as trading was $141,633, ($1,995,428), and ($62,001) for fiscal 2010, 2009 and 2008, respectively. The realized and unrealized losses for fiscal 2009 and 2008 primarily relate to losses on SIV-issued securities purchased from certain liquidity funds.

Legg Mason's available-for-sale investments consist of mortgage backed securities, U.S. government and agency securities and equity securities. Gross unrealized gains and losses for investments classified as available-for-sale were $172 and ($33), respectively, as of March 31, 2010, and $209 and ($39), respectively, as of March 31, 2009.

Legg Mason had no investments classified as held-to-maturity as of March 31, 2010 and 2009.

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs at March 31, 2010 and 2009:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Value as of March 31, 2010

ASSETS:
Investments relating to long-term incentive compensation plans(1)	$118,096	$49,031	$—	$167,127
Proprietary fund products and other investments(2)	65,534	92,476	46,923	204,933

Total trading investment securities	183,630	141,507	46,923	372,060
Available-for-sale debt securities	2,533	4,412	12	6,957
Investments in partnerships and LLCs	1,192	—	135,277	136,469
Derivative assets:
Currency and market hedge	697	—	—	697
Equity securities	—	—	1,884	1,884

	$188,052	$145,919	$184,096	$518,067

LIABILITIES:
Derivative liabilities:
Currency and market hedge	$(485)	$—	$—	$(485)

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Value as of March 31, 2009

ASSETS:
Investments relating to long-term incentive compensation plans(1)	$128,785	$—	$—	$128,785
Proprietary fund products and other investments(2)	115,117	51,471	40,719	207,307

Total trading investment securities	243,902	51,471	40,719	336,092
Available-for-sale debt securities	3,105	3,701	12	6,818
Investments in partnerships and LLCs	796	—	58,719	59,515
Derivative assets:
Currency hedge	8,203	—	—	8,203
Equity securities	—	—	2,340	2,340

	$256,006	$55,172	$101,790	$412,968

LIABILITIES:
Derivative liabilities:
Fund support(3)	$—	$—	$(20,631)	$(20,631)

(1)
Primarily mutual funds where there is minimal market risk to the Company as any change in value is offset by an adjustment to compensation expense and related liability.
(2)
Total proprietary fund products and other investments represent primarily mutual funds that are invested approximately 58% and 42% in equity and debt securities as of March 31, 2010, respectively, and were approximately equally invested in equity and debt securities as of March 31, 2009. Total also includes approximately $22.2 million and $16.6 million related to noncontrolling interests of consolidated investment funds as of March 31, 2010 and 2009, respectively.
(3)
See Note 1 for additional information on the fair value of liquidity fund support.

The table below presents a summary of changes in financial assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the periods from March 31, 2009 to March 31, 2010 and April 1, 2008 to March 31, 2009:

	Value as of March 31, 2009	Purchases, sales, issuances and settlements, net	Net transfer in (out) of Level 3	Realized and unrealized gains/(losses), net	Value as of March 31, 2010

ASSETS:
Proprietary fund products and other investments	$40,719	$(14,684)	$10,414	$10,474	$46,923
Investments in partnerships and LLCs	58,719	72,992	—	3,566	135,277
Other investments	2,352	(1,267)	—	811	1,896

	$101,790	$57,041	$10,414	$14,851	$184,096

LIABILITIES:
Fund support(1,2)	$(20,631)	$—	$—	$20,631	$—

Total realized and unrealized gains, net				$35,482

	Value as of April 1, 2008	Purchases, sales, issuances and settlements, net	Net transfer in (out) of Level 3	Realized and unrealized gains/(losses), net	Value as of March 31, 2009

ASSETS:
Securities issued by SIVs(1)	$141,509	$2,300,697	$(96)	$(2,442,110)	$—
Proprietary fund products and other investments	23,781	(13,781)	52,041	(21,322)	40,719
Investments in partnerships and LLCs	67,022	874	(1,385)	(7,792)	58,719
Total return swap(1)	45,706	(45,706)	—	—	—
Other investments	1,903	23	—	426	2,352

	$279,921	$2,242,107	$50,560	$(2,470,798)	$101,790

LIABILITIES:
Total return swap(1)	$—	$188,103	$—	$(188,103)	$—
Fund support(1,2)	(551,654)	—	—	531,023	(20,631)

	$(551,654)	$188,103	$—	$342,920	$(20,631)

Total realized and unrealized losses, net				$(2,127,878)

(1)
See Note 17 for further discussion of liquidity fund support.
(2)
The decrease in the fund support derivative liability resulted from the termination of fund support agreements, upon the purchase of SIV securities from the funds.

Realized and unrealized gains and losses recorded for Level 3 investments are included in Fund support and Other income (expense) on the Consolidated Statements of Operations. Total net gains (losses) for Level 3 investments of $15.4 million and $ (49.3) million for the years ended March 31, 2010 and 2009, respectively, are attributable to the change in unrealized gains (losses) relating to the assets and liabilities still held at the reporting date.

As a practical expedient, Legg Mason relies on the net asset value of certain investments as their fair value. The net asset values that have been provided by the investees have been derived from the fair values of the underlying investments as of the reporting date. The following table summarizes, as of March 31, 2010, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized.

Category of Investment	Investment Strategy	Fair Value Determined Using NAV		Unfunded Commitments	Remaining Term

Funds-of-hedge funds	Global, fixed income, macro, long/ short equity, natural resources, systematic, emerging market, Europe hedge	$39,440	(1)	n/a	n/a
Hedge funds	Global, fixed income, macro, long/ short equity, systematic, emerging market, U.S. and Europe hedge	45,512	(2)	n/a	n/a
Private funds	Long/short equity	32,728	(3)	$22,243	9 years
Private fund	Fixed income, residential and commercial mortgage-backed securities	55,709	(3)	18,062	8 years, subject to two 1-year extensions
Other	Various	11,655	(3)	n/a	Various(4)

Total		$185,044		$40,305

n/a — not applicable

(1)
23% monthly redemption, 77% quarterly redemption, 18% of which is subject to 2-year lock-up.
(2)
32% monthly redemption, 28% quarterly redemption, 9% annual redemption, and 31% subject to 3- to 5-year lock-up or side pocket provisions.
(3)
Liquidations are expected during the remaining term.
(4)
84% 3-year remaining term, 16% 21-year remaining term.

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

	2010	2009

Equipment	$196,624	$180,668
Software	212,835	193,109
Leasehold improvements and capital lease assets	306,435	314,963

Total cost	715,894	688,740
Less: accumulated depreciation and amortization	(354,075)	(321,697)

Fixed assets, net	$361,819	$367,043

Depreciation and amortization expense was $91,309, $101,957, and $83,812 for fiscal 2010, 2009, and 2008, respectively.

5.     INTANGIBLE ASSETS AND GOODWILL

Goodwill and indefinite-life intangible assets are not amortized and the values of identifiable intangible assets are amortized over their useful lives, unless the assets are determined to have indefinite useful lives. Goodwill and indefinite-life intangible assets are analyzed to determine if the fair value of the assets exceeds the book value. Intangible assets subject to amortization are considered for impairment at each reporting period. If the fair value is less than the book value, Legg Mason will record an impairment charge.

The following tables reflect the components of intangible assets as of March 31:

	2010	2009

Amortizable asset management contracts
Cost	$212,333	$208,416
Accumulated amortization	(133,210)	(108,376)

Net	79,123	100,040

Indefinite-life intangible assets
Fund management contracts	3,753,299	3,752,961
Trade names	69,800	69,800

	3,823,099	3,822,761

Intangible assets, net	$3,902,222	$3,922,801

During fiscal 2010, there were no impairments of amortizable or indefinite-life intangible assets.

During fiscal 2009, Legg Mason recognized an impairment of management contracts related to intangible assets acquired in the acquisitions of CAM and PCM of $72,326 and $26,644, respectively. The assets under management and related revenues associated with these acquired management contracts declined significantly during fiscal year 2009. Based on client turnover data, the estimated lives of the CAM retail separately managed accounts contracts were decreased from 9 years to 5 years at March 31, 2009. The fair value of the remaining acquired management contracts were determined using valuation techniques based on discounted cash flows over the estimated 5-year remaining life, using a risk-adjusted discount rate. Based upon the continued significant decline in AUM, Legg Mason wrote off the remaining balance of the PCM management contracts in fiscal 2009.

As of March 31, 2010, management contracts are being amortized over a weighted-average life of 4.3 years.

Estimated amortization expense for each of the next five fiscal years is as follows:

2011	$22,965
2012	19,930
2013	14,659
2014	12,453
2015	3,538
Thereafter	5,578

Total	$79,123

The change in indefinite-life intangible assets is attributable to the impact of foreign currency translation. Legg Mason completed its most recent annual impairment tests of indefinite-life intangible assets as of December 31, 2009, and determined that there was no impairment in the value of these assets during fiscal 2010. Legg Mason also determined that no triggering events occurred as of March 31, 2010 that would require further impairment testing. During fiscal 2009, as a result of significant declines in AUM and other significant changes at PCM, Legg Mason recognized an impairment for the PCM trade name asset of $47,000.

The change in the carrying value of goodwill is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value

Balance as of March 31, 2009	$2,348,647	$(1,161,900)	$1,186,747
Business acquisitions and related costs	11,968	—	11,968
Contractual acquisition earnout payments (see Note 2)	98,804	—	98,804
Impact of excess tax basis amortization	(18,920)	—	(18,920)
Other, including changes in foreign exchange rates	36,697	—	36,697

Balance as of March 31, 2010	$2,477,196	$(1,161,900)	$1,315,296

	Gross Book Value	Accumulated Impairment	Net Book Value

Balance as of March 31, 2008	$2,536,816	$—	$2,536,816
Business acquisitions and related costs (see Note 2)	7,524	—	7,524
Contractual acquisition earnout payments (settlements) (see Note 2)	(120,000)	—	(120,000)
Impairment of former Wealth Management Division(1)	—	(1,161,900)	(1,161,900)
Impact of excess tax basis amortization	(20,868)	—	(20,868)
Other, including changes in foreign exchange rates	(54,825)	—	(54,825)

Balance as of March 31, 2009	$2,348,647	$(1,161,900)	$1,186,747

(1)
In fiscal 2009, Legg Mason replaced its three former operating segments (divisions), Managed Accounts, Institutional, and Wealth Management, with two new divisions, Americas and International.

Legg Mason completed its most recent annual impairment test of goodwill as of December 31, 2009, and determined that there was no impairment in the value of these assets during fiscal 2010. Legg Mason also determined that no triggering events occurred as of March 31, 2010 that would require further impairment testing.

Effective March 31, 2010, Legg Mason acquired contracts to manage approximately $175 million of assets for a total purchase price fair value of $5.2 million. The management contracts were valued at $1.3 million, with the remaining $3.9 million of the fair value purchase price recorded as goodwill.

Based on the earnings of Permal, in November 2009, Legg Mason paid $171 million, of which $81 million was accrued in fiscal 2008, in a fourth anniversary payment under the purchase contract for the acquisition of the remaining preference shares issued by Permal, which was recognized with a corresponding increase in goodwill. In addition, in December 2009, Legg Mason elected to purchase, for $9 million, the rights of the sellers of the preference shares to receive an earnout payment on the sixth anniversary in November 2011 of up to $149 million. The purchase amount of $9 million represents the fair value of the obligation and also resulted in an increase in goodwill.

As a result of this transaction, there will be no further payments for the Permal acquisition.

The severe market turmoil experienced during fiscal 2009 had a more significant impact on the former Wealth Management division than on Legg Mason's other former divisions. AUM decreased over 30% in that division as a result of both net client outflows and market depreciation. As a result of the dramatic changes in market conditions during fiscal 2009, Legg Mason revised its growth assumptions downward, to project contraction through the next two years. Further, the applicable discount rate was increased from 12.5% to 14.7% in the December quarter based on changes in interest rates and risk factors. The combined impact of these factors decreased projected cash flows of the Wealth Management division by over 60% from Legg Mason's prior projections. As a result, the carrying value of Legg Mason's Wealth Management division goodwill was considered impaired, and a $1,161,900 impairment charge was recorded during fiscal 2009.

Legg Mason also recognizes the tax benefit of the amortization of excess tax basis related to the CAM acquisition. In accordance with accounting guidance for income taxes, the tax benefit is recorded as a reduction of goodwill and deferred tax liabilities as the benefit is realized.

6.     SHORT-TERM BORROWINGS

On October 14, 2005, Legg Mason entered into an unsecured 5-year $500 million revolving credit agreement. During November 2007, Legg Mason borrowed $500 million under this revolving credit facility for general corporate purposes, the proceeds of which were invested in short-term instruments. On January 3, 2008, the revolving credit agreement was amended to increase the maximum amount that Legg Mason may borrow to $1 billion and to allow it to draw a portion of the availability in the form of letters of credit ("LOCs"). In March 2009, Legg Mason repaid $250 million of the outstanding borrowings under this credit facility and the revolving credit agreement was amended to decrease the maximum amount that Legg Mason may borrow from $1 billion to $500 million. On February 11, 2010, the revolving credit agreement was amended to extend the expiration of the commitments and the maturity date of the loans outstanding to February 2013. The revolving credit facility rate was LIBOR plus 262.5 basis points and LIBOR plus 225 basis points as of March 31, 2010 and 2009, respectively. The effective interest rate for the revolving credit agreement was 2.9% and 2.8% as of March 31, 2010 and 2009, respectively. These rates may change in the future based on changes in Legg Mason's credit ratings. As of March 31, 2010 and 2009, there was $250 million outstanding under this facility. On March 7, 2008, Legg Mason elected to procure a LOC for a money market fund to support up to $150 million of the fund's holdings in certain SIV-issued securities using capacity on the revolving credit agreement as collateral. This LOC terminated in accordance with its terms upon Legg Mason's purchase of the underlying securities from the fund during fiscal 2009.

The Company's revolving credit facility is with the same lenders as the $550 million 5-year term loan, which was repaid in full during fiscal 2010, described in Note 7 below. This facility has standard financial covenants that were revised during fiscal 2010, including a maximum net debt to EBITDA ratio of 2.5 (previously 3.0 on gross debt) and minimum EBITDA to interest ratio of 4.0. As of March 31, 2010, Legg Mason's debt to EBITDA ratio was 0.9 and EBITDA to interest expense ratio was 7.4. Legg Mason has maintained compliance with the applicable covenants but if it is determined that compliance with these covenants may be under pressure, a number of actions may be taken, including reducing expenses to increase EBITDA, using available cash to repay all or a portion of the $250 million outstanding debt subject to these covenants or seeking to negotiate with lenders to modify the terms or to restructure the debt.

A subsidiary of Legg Mason maintains a credit line for general operating purposes. In May 2009, the maximum amount that may be borrowed on this credit line was decreased from $40 million to $12 million. There were no borrowings outstanding under this facility as of March 31, 2010 and 2009.

Another subsidiary of Legg Mason had a $100 million, one-year revolving credit agreement for general operating purposes that expired in September 2009 with no borrowings outstanding.

7.     LONG-TERM DEBT

The accreted value of long-term debt consists of the following:

	2010			2009

	Current Accreted Value	Unamortized Discount	Maturity Amount	Current Accreted Value

5-year term loan	$—	$—	$—	$550,000
Third-party distribution financing	1,639	—	1,639	4,067
2.5% convertible senior notes	1,051,243	198,757	1,250,000	1,016,798
5.6% senior notes from Equity Units	103,039	—	103,039	1,150,000
Other term loans	14,413	—	14,413	19,325

Subtotal	1,170,334	198,757	1,369,091	2,740,190
Less: current portion	5,154	—	5,154	8,188

Total	$1,165,180	$198,757	$1,363,937	$2,732,002

5-Year Term Loan

On October 14, 2005, Legg Mason entered into an unsecured term loan agreement for an amount not to exceed $700 million. Legg Mason used this term loan to pay a portion of the purchase price, including acquisition related costs, in the acquisition of CAM. During fiscal 2008 and 2007, Legg Mason repaid an aggregate of $150 million of the outstanding borrowings on this term loan, and did not make any payments during fiscal 2009. In January 2010, Legg Mason repaid in full the $550 million of remaining outstanding borrowings under this term loan.

Third-Party Distribution Financing

On July 31, 2006, a subsidiary of Legg Mason entered into a four-year agreement with a financial institution to finance, on a non-recourse basis, up to $90.7 million for commissions paid to financial intermediaries in connection with sales of certain share classes of proprietary funds. The outstanding balance at March 31, 2010 was $1.6 million. Distribution fee revenues, which are used to repay the financing, are based on the average AUM of the respective funds. Interest has been imputed at an average rate of 2.7%. In April 2009, Legg Mason terminated the agreement and the outstanding balance will be paid in the normal course of operations.

2.5% Convertible Senior Notes and Related Hedge Transactions

On January 14, 2008, Legg Mason sold $1.25 billion of 2.5% convertible senior notes (the "Notes"). The Notes bear interest at 2.5%, payable semi-annually in cash. Legg Mason is accreting the carrying value to the principal amount at maturity using an imputed interest rate of 6.5% (the effective borrowing rate for nonconvertible debt at the time of issuance) over its expected life of seven years, resulting in additional interest expense for fiscal 2010 and 2009 of approximately $34.4 million and $32.3 million, respectively. The Notes are convertible, if certain conditions are met, at an initial conversion rate of 11.3636 shares of Legg Mason common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $88.00 per share), or a maximum of 14.2 million shares, subject to adjustment. Unconverted notes mature in January 2015. Upon conversion of a $1,000 principal amount note, the holder will receive cash in an amount equal to $1,000 or, if less, the conversion value of the note. If the conversion value exceeds the principal amount of the Note at conversion, Legg Mason will also deliver, at its election, cash or common stock or a combination of cash and common stock for the conversion value in excess of $1,000. The amount by which the accreted value of the Notes exceeds their if-converted value as of March 31, 2010 (representing a potential loss) is approximately $95.8 million using a current interest rate of 4.35%. The agreement governing the issuance of the notes contains certain covenants for the benefit of the initial purchaser of the notes, including leverage and interest coverage ratio requirements, that may result in the notes becoming immediately due and payable if the covenants are not met. The leverage covenant was waived to accommodate the Equity Units issuance in May 2008, discussed below. Otherwise, Legg Mason has maintained compliance with the applicable covenants.

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

If, when the Notes are converted, the market price per share of Legg Mason common stock exceeds the $88 exercise price of the Purchased Call Options, the Purchased Call Options entitle Legg Mason to receive from the Hedge Providers shares of Legg Mason common stock, cash, or a combination of shares of common stock and cash, that will match the shares or cash Legg Mason must deliver under terms of the Notes. Additionally, if at the same time the market price per share of Legg Mason common stock exceeds the $107.46 exercise price of the warrants, Legg Mason will be required to deliver to the Hedge Providers net shares of common stock, in an amount based on the excess of such market price per share of common stock over the exercise price of the warrants. These transactions effectively increase the conversion price of the Notes to $107.46 per share of common stock. Legg Mason has contractual rights, and, at execution of the related agreements, had the ability to settle its obligations under the conversion feature of the Notes, the Purchased Call Options and warrants, with Legg Mason common stock. Accordingly, these transactions are accounted for as equity, with no subsequent adjustment for changes in the value of these obligations.

5.6% Senior Notes from Equity Units

In May 2008, Legg Mason issued 23 million Equity Units for $1.15 billion, of which $50 million was used to pay issuance costs. Each unit consists of a 5% interest in $1,000 principal amount of 5.6% senior notes due June 30, 2021 and a detachable contract to purchase a varying number of shares of Legg Mason's common stock for $50 by June 30, 2011. The notes and purchase contracts are separate and distinct instruments, but their terms are structured to simulate a conversion of debt to equity and potentially remarketed debt approximately three years after issuance. The holders' obligations to purchase shares of Legg Mason's common stock are collateralized by their pledge of the notes or other prescribed collateral. In connection with the issuance of the Equity Units, Legg Mason incurred issuance costs of $36.2 million, of which $27.6 million was allocated to the equity component of the Equity Units and recorded as a reduction of Additional paid-in capital. The notes are considered to be mandatorily convertible. For their commitment to purchase shares of Legg Mason's common stock, holders also receive quarterly payments, referred to as Contract Adjustment Payments ("CAP"), at a fixed annual rate of 1.4% of the commitment amount over the three-year contract term. Upon issuance of the Equity Units, Legg Mason recognized a $45.8 million liability for the fair value of its obligation (based upon discounted cash flows) to pay unitholders a quarterly contract adjustment payment. This amount also represented the fair value of Legg Mason's commitment under the contract to issue shares of common stock in the future at designated prices, and was recorded as a reduction to Additional paid-in capital. The CAP obligation liability is being accreted over the approximate 3-year contract term by charges to Interest expense based on a constant rate calculation. Subsequent contract adjustment payments reduce the CAP obligation liability, which as of March 31, 2010 and 2009, was $1.6 million and $31.8 million, respectively, and is included in Other liabilities on the Consolidated Balance Sheets. The decrease in the CAP obligation liability was primarily due to the Equity Unit extinguishment discussed below.

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

During the September 2009 quarter, Legg Mason completed a tender offer and retired 91% of its outstanding Equity Units (20.9 million units) including the extinguishment of $1.05 billion of its outstanding 5.6% Senior notes and termination of the related purchase contracts in exchange for the issuance of 18.6 million shares of Legg Mason common stock and a payment of $130.9 million in cash. The cash payment was allocated between the liability and equity components of the Equity Units based on relative fair values, resulting in a loss on debt extinguishment of $22.0 million (including a non-cash charge of $6.3 million of accelerated expense of deferred issue costs) and a decrease in additional paid-in capital of $115.2 million. The maximum number of shares that may be issued for the remaining Equity Units, subject to adjustment, is 1.8 million. As the purchase contracts were deemed to be equity upon issuance, Legg Mason will not incur a gain or loss on the outstanding Equity Units, if settled in accordance with their original terms.

Shares of Legg Mason's common stock issuable under the Equity Unit purchase contracts are currently antidilutive under the treasury stock method because the market price of Legg Mason common stock is less than $67.56 per share. In the event the probability of a successful remarketing of the Equity Unit notes becomes remote, the amount of shares issuable under the purchase contracts that must be included in diluted earnings per share would be determined under the if-converted method.

Legg Mason has the option to remarket the remaining notes beginning December 27, 2010, and is required to attempt to remarket the notes by June 30, 2011. Upon a successful remarketing, the interest rate and maturity date of the senior notes will be reset such that the notes may remain outstanding for some time after the exercise of the purchase contracts and the related issuance of Legg Mason common shares. If such remarketing is not successful during this period, the note holders can put their notes at par to Legg Mason upon the settlement of the purchase contracts. Further, notes not redeemed or remarketed by June 30, 2013, can be called at par by Legg Mason.

Other Term Loans

A subsidiary of Legg Mason entered into a loan in fiscal 2005 to finance leasehold improvements. The outstanding balance at March 31, 2010 was $2.3 million, which bears interest at 4.2% and is due October 31, 2010. In fiscal 2006, a subsidiary of Legg Mason entered into a $12.8 million term loan agreement to finance the acquisition of an aircraft. The loan bears interest at 5.9%, is secured by the aircraft, and has a maturity date of January 1, 2016. The outstanding balance at March 31, 2010 was $10.1 million.

As of March 31, 2010, the aggregate maturities of long-term debt (current accreted value of $1,369,091), based on their contractual terms, are as follows:

2011	$5,154
2012	2,329
2013	843
2014	894
2015	1,250,948
Thereafter	108,923

Total	$1,369,091

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

8.     INCOME TAXES

The components of income (loss) before income tax provision (benefit) are as follows:

	2010	2009	2008

Domestic	$207,210	$(3,053,327)	$210,073
Foreign	122,446	(134,870)	227,254

Total	$329,656	$(3,188,197)	$437,327

The components of income tax expense (benefit) are as follows:

	2010	2009	2008

Federal	$78,224	$(1,075,462)	$89,558
Foreign	14,066	32,845	52,698
State and local	26,386	(180,586)	31,240

Total income tax provision (benefit)	$118,676	$(1,223,203)	$173,496

Current	$4,729	$(405,726)	$349,145
Deferred	113,947	(817,477)	(175,649)

Total income tax provision (benefit)	$118,676	$(1,223,203)	$173,496

Legg Mason received approximately $580 million in tax refunds during the June 2009 quarter, primarily attributable to the utilization of $1.6 billion of realized losses incurred in fiscal 2009 on the sale of securities issued by SIVs. Federal legislation, enacted in November 2009 to temporarily extend the net operating loss carryback period from two to five years enabled Legg Mason to utilize an additional $1.3 billion of net operating loss deductions and, as a result, an additional $459 million in tax refunds was received in January 2010.

A reconciliation of the difference between the effective income tax rate and the statutory federal income tax rate is as follows:

	2010	2009(1)	2008(1)

Tax provision (benefit) at statutory U.S. federal income tax rate	35.0%	(35.0)%	35.0%
State income taxes, net of federal income tax benefit(2)	2.5	(3.3)	4.7
Effect of foreign tax rates(2)	(3.5)	0.1	(2.5)
Repatriation of foreign earnings	—	—	4.1
Loss on Canadian restructuring	—	(2.9)	—
Changes in tax rates on deferred tax assets and liabilities	—	—	(4.0)
Other non-deductible expenses, principally goodwill impairment in 2009	1.5	2.6	0.9
Other, net	0.5	0.1	1.5

Effective income tax (benefit) rate	36.0%	(38.4)%	39.7%

(1)
Certain prior year amounts have been reclassified to conform with the current year presentation.
(2)
State income taxes include changes in valuation allowances, net of the impact on deferred tax assets of changes in state apportionment factors and planning strategies. The effect of foreign tax rates also includes changes in valuation allowances.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Balance Sheets. These temporary differences result in taxable or deductible amounts in future years. A summary of Legg Mason's deferred tax assets and liabilities are as follows:

	2010	2009(1)

DEFERRED TAX ASSETS
Accrued compensation and benefits	$129,389	$122,095
Accrued expenses	55,252	59,696
Operating loss carryforwards	270,672	598,562
Capital loss carryforwards	42,404	41,988
Unrealized net losses	5,456	40,664
Deferred liquidity fund support charges	—	5,582
Convertible debt obligations	6,579	3,246
Foreign tax credit carryforward	40,617	30,964
Other	12,234	13,328

Deferred tax assets	562,603	916,125
Valuation allowance	(87,605)	(35,542)

Deferred tax assets after valuation allowance	$474,998	$880,583

	2010	2009

DEFERRED TAX LIABILITIES
Basis differences, principally for intangible assets and goodwill	$246,288	$249,383
Depreciation and amortization	169,069	36,057
Other	630	541

Deferred tax liabilities	415,987	285,981

Net deferred tax asset	$59,011	$594,602

(1)
Certain prior year deferred tax assets related to accrued compensation and benefits, unrealized losses and loss carryforwards have been reclassified to conform with the current year presentation.

Certain tax benefits associated with Legg Mason's employee stock plans are recorded directly in Stockholders' equity. No tax benefit was recorded to equity in 2010 or 2009 due to the net operating loss position of the Company. As of March 31, 2010, an additional $3.9 million of net operating loss will be recognized as an increase in stockholders' equity when ultimately realized.

In connection with the sale of the Notes in January 2008, Legg Mason entered into the Purchase Call Options with the Hedge Providers (see Note 7). For income tax purposes, the call options and Notes are considered part of a single, integrated transaction and the $297.5 million cost of the call options is therefore tax deductible over the term of the Notes. For financial statements purposes, $272 million was established as debt discount and will be amortized to interest expense over the 7-year term of the Notes. Accordingly, Legg Mason will generate future net tax benefits of $9.7 million over a period of up to the 7-year term of the notes. The benefit of this deferred tax asset was recorded as an increase in additional paid-in capital and therefore will not reduce future tax provisions.

At March 31, 2010, the gross deferred tax asset related to the call options is $218.2 million and the gross deferred tax liability related to the debt discount is $198.7 million. The net balance at March 31, 2010 is a deferred tax asset of $7.6 million. These benefits are partially offset by temporary differences associated with the Equity Units.

Legg Mason has various loss carryforwards that may provide future tax benefits. Related valuation allowances are established in accordance with accounting guidance for income taxes, if it is management's opinion that it is more likely than not that these benefits will not be realized. Substantially all of Legg Mason's deferred tax assets relate to U.S. and United Kingdom ("U.K.") taxing jurisdictions. As of March 31, 2010, U.S. federal deferred tax assets aggregated $611 million, realization of which is expected to require approximately $4.0 billion of future U.S. earnings, approximately $116 million of which must be in the form of foreign source income. Based on estimates of future taxable income, using the same assumptions as those used in Legg Mason's goodwill impairment testing, it is more likely than not that current federal tax benefits are realizable and no valuation allowance is necessary at this time. To the extent the analysis of the realization of deferred tax assets relies on deferred tax liabilities, Legg Mason has considered the timing, nature and jurisdiction of reversals. While tax planning may enhance Legg Mason's tax positions, the realization of these current tax benefits is not dependent on any significant tax strategies. As of March 31, 2010, U.S. state deferred tax assets aggregated $212 million. Due to limitations on net operating loss and capital loss carryforwards and, taking into consideration certain state tax planning strategies, a valuation allowance has been established for the state capital loss and net operating loss benefits in certain jurisdictions in the amount of $49.2 million for fiscal year 2010. Due to the uncertainty of future state apportionment factors and future effective state tax rates, the value of state net operating loss benefits ultimately realized may vary. As of March 31, 2010, U.K. deferred tax assets, net of valuation allowances, are not material. An additional valuation allowance of $2.9 million was recorded on foreign deferred tax assets relating to various jurisdictions.

The following deferred tax assets and valuation allowances relating to carryforwards have been recorded at March 31, 2010 and 2009, respectively.

	2010	2009	Expires Beginning after Fiscal Year

Deferred tax assets
U.S. federal net operating losses	$119,328	$504,779	2029
U.S. federal foreign tax credits	40,617	30,964	2015
U.S. state net operating losses(1,2,3)	121,475	62,065	2015
U.S. state capital losses	34,833	34,833	2015
Non-U.S. net operating losses	29,869	31,718	2010
Non-U.S. capital losses(1)	7,571	7,155	n/a

Total deferred tax assets for carryforwards	$353,693	$671,514

Valuation allowances
U.S. state net operating losses	$15,341	$989
U.S. state capital losses	34,833	—
Non-U.S. net operating losses	29,860	27,398
Non-U.S. capital losses	7,571	7,155

Total valuation allowances	$87,605	$35,542

(1)
Due to the Permal acquisition structure, for periods prior to December 1, 2009, U.S. subsidiaries of Permal filed separate federal income tax returns, apart from Legg Mason Inc.'s consolidated federal income tax return, and separate state income tax returns.
(2)
Substantially all of the U.S. state net operating losses carryforward through fiscal year 2029.
(3)
Due to the volatility in the factors relating to apportionment of income to various states, the Company's effective state tax rates are subject to fluctuation which will impact the value of the Company's deferred tax assets, including net operating losses, and could have a material impact on the future effective tax rate of the Company.

Legg Mason had total gross unrecognized tax benefits of approximately $51.0 million, $43.7 million and $29.3 million as of March 31, 2010, 2009, and 2008, respectively. Of these totals, $42.1 million, $34.3 million and $21.1 million, respectively, (net of the federal benefit for state tax liabilities) are the amounts of unrecognized benefits which, if recognized, would favorably impact future income tax provisions and effective tax rates.

A reconciliation of the beginning and ending amount of unrecognized gross tax benefits for the years ended March 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008

Balance, beginning of year	$43,662	$29,287	$28,706
Additions based on tax positions related to the current year	2,830	15,756	6,192
Additions for tax positions of prior years	12,664	14,366	3,110
Reductions for tax positions of prior years	(5,846)	(4,082)	(7,941)
Decreases related to settlements with taxing authorities	(515)	(11,665)	—
Expiration of statute of limitations	(1,768)	—	(780)

Balance, end of year	$51,027	$43,662	$29,287

As of March 31, 2010, management does not anticipate any material increases or decreases in the amounts of unrecognized tax benefits over the next twelve months.

The Company accrues interest related to unrecognized tax benefits in interest expense and recognizes penalties in other operating expense. During the years ended March 31, 2010, 2009, and 2008, the Company recognized approximately $2.2 million, $5.4 million, and $1.2 million, respectively, which was substantially all interest. At March 31, 2010, 2009, and 2008, Legg Mason had approximately $6.0 million, $5.0 million, and $2.9 million, respectively, accrued for interest and penalties on tax contingencies in the Consolidated Balance Sheets.

Legg Mason is under examination by the Internal Revenue Service and other tax authorities in various states. The following tax years remain open to income tax examination for each of the more significant jurisdictions where Legg Mason is subject to income taxes: after fiscal year 2005 for U.S. federal; after fiscal year 2005 for the United Kingdom; after fiscal year 2002 for the state of Connecticut; after fiscal year 2003 for the state of California; after fiscal year 2005 for the state of New York; and after fiscal year 2006 for the state of Maryland. The Company does not anticipate making any significant cash payments with the settlement of these audits.

During the quarter ended September 30, 2007, the United Kingdom enacted the Finance Act of 2007, which reduced the corporate tax rate from 30% to 28% for tax periods ending after April 1, 2008. The impact on prior deferred tax liabilities at the time of the change in fiscal 2008 was a one-time tax benefit approximating $18.5 million.

In fiscal 2008, Legg Mason initiated plans to repatriate earnings from certain foreign subsidiaries for up to $225 million. It had been anticipated that these earnings would be used for the contingent acquisition payments to the former owners of Permal discussed in Note 9. During fiscal 2008, $36 million was repatriated under this plan and an additional income tax provision of approximately $18.4 million (net of foreign tax credits not previously recognized) was recognized. Although all Permal payments have now been made and therefore the original premise for establishing the deferred tax liability is no longer applicable, Legg Mason still intends to repatriate these earnings to create foreign source income in order to utilize foreign tax credits that may otherwise expire unutilized. No further repatriation beyond the original $225 million of foreign earnings is contemplated.

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

As of March 31, 2010, the minimum annual aggregate rentals under operating leases and servicing agreements are as follows:

2011	$139,174
2012	121,766
2013	107,195
2014	88,659
2015	80,415
Thereafter	593,101

Total	$1,130,310

The table above does not include aggregate obligations of $33.7 million for property and equipment under capital leases.

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

The minimum rental commitments in the table above have not been reduced by $153.7 million for minimum sublease rentals to be received in the future under non- cancelable subleases, of which approximately 57% is due from one counterparty. If a sub-tenant defaults on a sublease, Legg Mason may have to incur operating charges to reflect expected future sublease rentals at reduced amounts, as a result of the current commercial real estate market.

The above minimum rental commitments includes $1.0 billion in real estate leases and equipment leases and $92.3 million in service and maintenance agreements.

Included in the table above is $16.1 million in commitments related to office space that has been vacated, but for which a sublease is being pursued. A lease liability was adjusted in fiscal 2010 to reflect the present value of the excess existing lease obligations over the estimated sublease income and related costs. The lease liability takes into consideration various assumptions, including the amount of time it will take to secure a sublease agreement and prevailing rental rates in the applicable real estate markets. These, and other related costs incurred during fiscal 2010, aggregated $19.3 million.

The following table reflects rental expense under all operating leases and servicing agreements.

	2010	2009	2008

Rental expense	$137,771	$127,949	$128,111
Less: sublease income	8,573	15,488	10,870

Net rent expense	$129,198	$112,461	$117,241

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

As of March 31, 2010 and 2009, Legg Mason had commitments to invest approximately $45,697 and $29,466, respectively, in limited partnerships that make private investments. These commitments will be funded as required through the end of the respective investment periods ranging through fiscal 2018.

During fiscal 2008, Legg Mason recorded contingent payment obligations of $160 million related to the Permal acquisition in addition to the $161 million previously recorded obligation. During fiscal year 2008, payments of $240 million were made to the former owners of Permal of which $208 million was paid in cash and the balance was in common stock. In fiscal 2010, Legg Mason paid $171 million in cash to the former owners of Permal for the fourth anniversary payment under the purchase contract for the acquisition of the remaining preference shares issued by Permal. In addition, in December 2009, Legg Mason elected to purchase, for $9 million, the rights of the sellers of the preference shares to receive an earnout payment on the sixth anniversary in November 2011 of up to $149 million. As a result of this transaction, there will be no further payments for the Permal acquisition. See Note 2, Acquisitions and Dispositions, for additional information related to the Permal acquisition.

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

Legg Mason has been the subject of customer complaints and has also been named as a defendant in various legal actions arising primarily from securities brokerage, asset management and investment banking activities, including certain class actions, which primarily allege violations of securities laws and seek unspecified damages, which could be substantial. Legg Mason is also involved in governmental and self-regulatory agency inquiries, investigations and proceedings. In the Citigroup transaction, Legg Mason transferred to Citigroup the subsidiaries that constituted its Private Client/Capital Markets ("PC/CM") businesses, thus transferring the entities that would have primary liability for most of the customer complaint, litigation and regulatory liabilities and proceedings arising from those businesses. However, as part of that transaction, Legg Mason agreed to indemnify Citigroup for most customer complaint, litigation and regulatory liabilities of Legg Mason's former PC/CM businesses that result from pre-closing events. While the ultimate resolution of these matters cannot be currently determined based on current information, after consultation with legal counsel, management believes that any accrual or range of reasonably possible losses as of March 31, 2010 or 2009, is not material. Similarly, although Citigroup transferred to Legg Mason the entities that would be primarily liable for most customer complaint, litigation and regulatory liabilities and proceedings of the CAM business, Citigroup has agreed to indemnify Legg Mason for most customer complaint, litigation and regulatory liabilities of the CAM business that result from pre-closing events. In accordance with guidance for accounting for contingencies, Legg Mason has established provisions for estimated losses from pending complaints, legal actions, investigations and proceedings. After consultation with legal counsel, Legg Mason does not believe that the resolution of these actions will have a material adverse effect on Legg Mason's financial condition. However, the results of operations could be materially affected during any period if liabilities in that period differ from Legg Mason's prior estimates, and Legg Mason's cash flows could be materially affected during any period in which these matters are resolved. In addition, the ultimate costs of litigation related charges can vary significantly from period to period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution or insurance reimbursement.

Legg Mason and a current and former officer, together with an underwriter in a public offering, were named as defendants in a consolidated legal action. The action alleged that the defendants violated the Securities Act of 1933 by omitting certain material facts with respect to the acquisition of Citigroup's worldwide asset management business in a prospectus used in a secondary stock offering in order to artificially inflate the price of Legg Mason common stock. On March 17, 2008, the action was dismissed with prejudice and on September 30, 2009, the dismissal was upheld on appeal. The plaintiffs have no further avenue to appeal the dismissal so this proceeding has concluded.

As of March 31, 2010 and 2009, Legg Mason's liability for losses and contingencies was $21,500 and $1,800, respectively. During fiscal 2010, 2009 and 2008, Legg Mason recorded litigation-related charges of approximately $21,200, $600, and $1,100, respectively (net of recoveries of $100 in fiscal 2008). The charge in fiscal 2010 primarily represents a $19 million reserve for an affiliate investor settlement, which was settled subsequent to March 31, 2010. During fiscal 2010, 2009, and 2008, the liability was reduced for settlement payments of approximately $1,500, $500, and $2,100, respectively.

10.   EMPLOYEE BENEFITS

Legg Mason, through its subsidiaries, maintains various defined contribution plans covering substantially all employees. Through its primary plan, Legg Mason can make two types of discretionary contributions. One is a profit sharing contribution to eligible Plan participants based on a percentage of qualified compensation and the other is a 50% match of employee 401(k) contributions up to 6% of employee compensation with a maximum of five thousand dollars per year. Profit sharing and matching contributions amounted to $18,199 and $39,446 in fiscal 2010 and 2008, respectively. Matching contributions amounted to $14,366 in fiscal 2009. Legg Mason elected to not make a profit sharing contribution in fiscal 2009. In addition, employees can make voluntary contributions under certain plans.

11.   CAPITAL STOCK

At March 31, 2010, the authorized numbers of common, preferred and exchangeable shares were 500 million, 4 million and an unlimited number, respectively. In addition, at March 31, 2010 and 2009, there were 16.4 million and 10.9 million shares of common stock, respectively, reserved for issuance under Legg Mason's equity plans and 1.1 million and 1.2 million common shares, respectively, reserved for exchangeable shares issued in connection with the acquisition of Legg Mason Canada Inc. Exchangeable shares are exchangeable at any time by the holder on a one-for-one basis into shares of Legg Mason's common stock and are included in basic shares outstanding. During fiscal 2010, Legg Mason announced a plan to terminate the exchangeable share arrangement, in accordance with its terms, and in May 2010 all outstanding exchangeable shares were converted into shares of Legg Mason common stock.

In connection with the acquisition of CAM, Legg Mason issued 13.35 shares, $10 par value per share, of non-voting Legg Mason convertible preferred stock, which were convertible, upon transfer into 13.35 million shares of common stock. During fiscal 2009, Legg Mason issued approximately 0.36 million common shares, upon conversion of approximately 0.36 of the non-voting convertible preferred stock. Also, during fiscal 2008, Legg Mason repurchased 2.5 shares of the non-voting convertible preferred stock using proceeds from the 2.5% convertible senior notes. As of March 31, 2010 and 2009, there were no outstanding shares of non-voting convertible preferred stock.

As discussed in Note 7, in May 2008, Legg Mason issued $1.15 billion of Equity Units, each unit consisting of a 5% interest in $1,000 principal amount of senior notes due June 30, 2021, and a purchase contract committing the holder to purchase shares of Legg Mason's common stock by June 30, 2011. During fiscal 2010, Legg Mason issued 18.6 million shares through the Equity Unit tender offer in exchange for 91% of the outstanding Equity Units. As of March 31, 2010, the maximum amount of shares that could be issued, and are reserved for issuance, is approximately 1.8 million, subject to adjustment. Also discussed in Note 7, in January 2008, Legg Mason issued $1.25 billion of 2.5% contingent convertible senior notes, which, if certain conditions are met, could result in the issuance of a maximum of 14.2 million shares of Legg Mason common stock, subject to adjustment.

Changes in common stock and shares exchangeable into common stock for the three years ended March 31, 2010, 2009 and 2008 are as follows:

	Years Ended March 31,
	2010	2009	2008

COMMON STOCK
Beginning balance	141,853	138,556	131,777
Shares issued for:
Stock option exercises and other stock-based compensation	72	1,094	1,569
Deferred compensation trust	133	155	53
Deferred compensation	662	922	298
Exchangeable shares	123	761	82
Shares repurchased and retired	—	—	(1,140)
Permal contingent payment	—	—	392
Conversion of non-voting preferred stock	—	365	5,525
Equity Units exchange	18,596	—	—

Ending balance	161,439	141,853	138,556

SHARES EXCHANGEABLE INTO COMMON STOCK
Beginning balance	1,222	1,983	2,065
Exchanges	(123)	(761)	(82)

Ending balance	1,099	1,222	1,983

Dividends declared per share were $0.12, $0.96 and $0.96 for fiscal 2010, 2009 and 2008, respectively. Dividends declared but not paid at March 31, 2010, 2009 and 2008 were $4,844, $34,043 and $33,103, respectively, and are included in Other current liabilities.

On May 10, 2010, Legg Mason announced that its Board of Directors replaced its existing stock buyback authority with the authority to purchase up to $1 billion worth of Legg Mason common stock. There is no expiration date attached to this new authorization.

On May 24, 2010, Legg Mason entered into separate accelerated share repurchase agreements (each an "ASR Agreement") with each of two financial institutions (each a "Counterparty") to repurchase, in the aggregate, $300 million of Legg Mason common stock. Legg Mason's repurchases under the ASR Agreements are part of the $1 billion share repurchase program announced on May 10, 2010. Under the ASR Agreements, Legg Mason will pay $300 million to the Counterparties from available cash on hand to repurchase outstanding shares of its common stock and will receive a substantial majority of the shares to be delivered under the agreements on or about June 21, 2010. The specific number of shares that ultimately will be repurchased under the agreements will be based generally on the volume-weighted average share price of Legg Mason's common stock during the term of the agreements, subject to provisions that establish minimum and maximum numbers of shares. The Counterparties are expected to purchase shares of Legg Mason common stock in the open market in connection with the accelerated share buyback. The ASR Agreements contemplate that final settlement may occur in August or September 2010, at a time selected by each Counterparty in its discretion, although earlier or later settlement is possible in certain circumstances. At settlement, Legg Mason may be entitled to receive additional shares of common stock or cash and under certain limited circumstances may have an obligation to the Counterparties which can be settled, at Legg Mason's discretion, by making a payment or delivering common stock to the Counterparties. All of the repurchased shares will be retired.

Legg Mason currently intends to use a portion of its available cash to purchase an additional $100 million of Legg Mason common stock by the end of fiscal 2011. During the fiscal years ended March 31, 2010 and 2009, no shares were repurchased. During the fiscal year ended March 31, 2008, 1.1 million shares were repurchased under the prior authorization for $97,945.

In fiscal 2008, Legg Mason issued 392 common shares in connection with the contingent acquisition payment made to the former owners of Permal as discussed in Note 2.

12.   STOCK-BASED COMPENSATION

Legg Mason's stock-based compensation includes stock options, employee stock purchase plans, restricted stock awards and units, performance shares payable in common stock, and deferred compensation payable in stock. Effective July 28, 2009, the number of shares authorized to be issued under Legg Mason's active equity incentive stock plan was increased by 6 million to 35 million. Shares available for issuance as of March 31, 2010 were approximately 10 million. Options under Legg Mason's employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in equal increments over three to five years and expire within five to ten years from the date of grant.

Compensation expense relating to stock options, the stock purchase plan and deferred compensation payable in stock for the years ended March 31, 2010, 2009 and 2008 was $17,770, $22,964 and $24,588, respectively. The related income tax benefit for the years ended March 31, 2010, 2009 and 2008 was $6,285, $8,837 and $9,486, respectively.

Stock option transactions under Legg Mason's equity incentive plans during the years ended March 31, 2010, 2009 and 2008, respectively, are summarized below:

	Number of Shares	Weighted-Average Exercise Price Per Share

Options outstanding at March 31, 2007	6,478	$53.48
Granted	933	100.77
Exercised	(1,675)	28.43
Canceled/forfeited	(272)	94.00

Options outstanding at March 31, 2008	5,464	$67.20
Granted	1,496	29.54
Exercised	(1,104)	25.01
Canceled/forfeited	(656)	68.24

Options outstanding at March 31, 2009	5,200	$65.19
Granted	1,457	26.82
Exercised	(45)	26.31
Canceled/forfeited	(845)	49.83

Options outstanding at March 31, 2010	5,767	$58.05

The total intrinsic value of options exercised during the years ended March 31, 2010, 2009 and 2008 was $160, $10,456 and $109,626, respectively. At March 31, 2010, the aggregate intrinsic value of options outstanding was $8,368.

The following information summarizes Legg Mason's stock options outstanding at March 31, 2010:

Exercise Price Range	Option Shares Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Life (in years)

$ 12.65 – $ 25.00	464	$16.08	6.6
25.01 – 35.00	2,710	29.68	5.9
35.01 – 94.00	433	52.82	2.0
94.01 – 100.00	606	95.23	4.3
100.01 – 132.18	1,554	107.01	4.3

	5,767

At March 31, 2010, 2009 and 2008, options were exercisable on 2,522, 2,455, and 3,197 shares, respectively, and the weighted-average exercise prices were $76.08, $67.05 and $45.54, respectively. Stock options exercisable at March 31, 2010 have a weighted-average remaining contractual life of 3.3 years. At March 31, 2010, the aggregate intrinsic value of options exercisable was $1,863.

The following information summarizes Legg Mason's stock options exercisable at March 31, 2010:

Exercise Price Range	Option Shares Exercisable	Weighted-Average Exercise Price Per Share

$ 12.65 – $ 25.00	69	$15.07
25.01 – 35.00	590	28.94
35.01 – 94.00	425	52.22
94.01 – 100.00	365	95.23
100.01 – 132.18	1,073	108.89

	2,522

The following information summarizes unvested stock options under Legg Mason's equity incentive plans for the year ended March 31, 2010:

	Number of Shares	Weighted-Average Grant Date Fair Value

Shares unvested at March 31, 2009	2,745	$22.70
Granted	1,457	12.09
Vested(1)	(805)	28.47
Canceled/forfeited	(152)	21.53

Shares unvested at March 31, 2010	3,245	$17.04

(1)
Generally, vesting occurs in July of each year. For stock options granted in fiscal 2011, annual vesting occurs in May of each year.

Unamortized compensation cost related to unvested options at March 31, 2010 was $43,452 and is expected to be recognized over a weighted-average period of 2.0 years.

Cash received from exercises of stock options under Legg Mason's equity incentive plans was $1,829, $25,463 and $30,944 for the years ended March 31, 2010, 2009 and 2008, respectively. The tax benefit expected to be realized for the tax deductions from these option exercises totaled $15, $3,853 and $41,189 for the years ended March 31, 2010, 2009 and 2008, respectively.

The weighted-average fair value of stock options granted in fiscal 2010, 2009 and 2008, using the Black-Scholes option pricing model, was $12.09, $13.36 and $31.76 per share, respectively.

The following weighted-average assumptions were used in the model for grants in fiscal 2010, 2009, and 2008:

	2010	2009	2008

Expected dividend yield	1.45%	0.89%	0.81%
Risk-free interest rate	2.86%	3.46%	4.71%
Expected volatility	55.26%	56.65%	29.17%
Expected lives (in years)	5.17	5.28	4.95

Legg Mason uses an equally weighted combination of both implied and historical volatility to measure expected volatility for calculating Black-Scholes option values.

Legg Mason has a qualified Employee Stock Purchase Plan covering substantially all U.S. employees. Shares of common stock are purchased in the open market on behalf of participating employees, subject to a 4.5 million total share limit under the plan. Purchases are made through payroll deductions and Legg Mason provides a 10% contribution towards purchases, which is charged to earnings. During the fiscal years ended March 31, 2010, 2009 and 2008, approximately 147, 188 and 59 shares, respectively, have been purchased in the open market on behalf of participating employees.

On January 28, 2008, the Compensation Committee of Legg Mason approved grants to senior officers of 120 market-based performance shares that upon vesting, subject to certain conditions, are distributed as shares of common stock. The grants will vest ratably on January 28 of each of the five years following the grant date, upon attaining the service criteria and the stock price hurdles beginning at $77.97 in year one and ending at $114.15 in year five.

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

Restricted stock transactions during the years ended March 31, 2010, 2009, and 2008, respectively, are summarized below:

	Number of Shares	Weighted-Average Grant Date Value

Unvested Shares at March 31, 2007	563	$114.03
Granted	229	92.51
Performance shares granted	120	59.07
Vested	(219)	108.16
Canceled/forfeited	(51)	115.48

Unvested Shares at March 31, 2008	642	$98.30
Granted	956	34.64
Vested	(234)	107.21
Canceled/forfeited	(40)	79.43

Unvested Shares at March 31, 2009	1,324	$50.25
Granted	670	22.12
Vested	(446)	60.19
Canceled/forfeited	(52)	54.41

Unvested Shares at March 31, 2010	1,496	$35.54

The restricted stock awards were non-cash transactions. In fiscal 2010, 2009 and 2008, Legg Mason recognized $26,104, $32,412 and $25,015, respectively, in compensation expense for all restricted stock awards. The tax benefit expected to be realized for the tax deductions from restricted stock totaled $3,621, $2,870 and $4,771 for the years ended March 31, 2010, 2009 and 2008, respectively. Unamortized compensation cost related to unvested restricted stock awards for 1,496 shares not yet recognized at March 31, 2010 was $32,321 and is expected to be recognized over a weighted-average period of 1.5 years.

Restricted stock unit transactions during the years ended March 31, 2010 and 2009, respectively, are summarized below:

	Number of Shares	Weighted-Average Grant Date Value

Unvested Shares at March 31, 2008	—	$—
Granted	19	40.07
Vested	(1)	61.85
Canceled/forfeited	(1)	61.85

Unvested Shares at March 31, 2009	17	$37.23
Granted	98	23.03
Vested	(4)	37.99
Canceled/forfeited	(2)	25.44

Unvested Shares at March 31, 2010	109	$24.60

The restricted stock unit awards were non-cash transactions. In fiscal 2010 and 2009, Legg Mason recognized $1,129 and $217, respectively, in compensation expense for all restricted stock unit awards. Unamortized compensation cost related to unvested restricted stock unit awards for 109 shares not yet recognized at March 31, 2010 was $2,042 and is expected to be recognized over a weighted-average period of 1.9 years.

In addition to the above, Legg Mason also has an equity plan for non-employee directors. Under the equity plan, directors may elect to receive shares of stock or restricted stock units. Prior to a July 19, 2007 amendment to the Plan, directors could also elect to receive stock options. Options granted under either plan are immediately exercisable at a price equal to the market value of the shares on the date of grant and have a term of not more than ten years. In fiscal 2010, 2009 and 2008, Legg Mason recognized expense of $1,575, $1,400 and $1,475, respectively, for awards under this plan. Shares, options, and restricted stock units issuable under the equity plan are limited to 625 shares in aggregate, of which 184 shares were issued under the plan as of March 31, 2010. At March 31, 2010, there were 288 stock options and 53 restricted stock units outstanding under the non-employee director plan. There were 27 stock options exercised and 5 restricted stock units distributed during fiscal 2010. There were 19 restricted stock units granted during fiscal 2010. There were 41 stock options and no restricted stock units cancelled or forfeited during fiscal 2010.

Deferred compensation payable in shares of Legg Mason common stock has been granted to certain employees in an elective plan. The vesting in the plan is immediate and the plan provides for discounts of up to 10% on contributions and dividends. There is no limit on the number of shares authorized to be issued under the plan. In fiscal 2010, 2009 and 2008, Legg Mason recognized $176, $322 and $254, respectively, in compensation expense related to this plan. During fiscal 2010, 2009 and 2008, Legg Mason issued 128, 125 and 48 shares, respectively, under the plan with a weighted-average fair value per share at the grant date of $22.53, $39.62 and $84.11, respectively.

13.   DEFERRED COMPENSATION STOCK TRUST

Legg Mason has issued shares in connection with certain deferred compensation plans that are held in rabbi trusts. Assets of rabbi trusts are consolidated with those of the employer, and the value of the employer's stock held in the rabbi trusts is classified in stockholders' equity and accounted for in a manner similar to treasury stock. Therefore, the shares Legg Mason has issued to its rabbi trust and the corresponding liability related to the deferred compensation plans are presented as components of stockholders' equity as Employee stock trust and Deferred compensation employee stock trust, respectively. Shares held by the trust at March 31, 2010 and 2009 were 2,205 and 2,003, respectively.

14.   EARNINGS PER SHARE

Basic earnings per share is calculated by dividing Net income or loss attributable to Legg Mason, Inc. by the weighted-average number of shares outstanding. The calculation of weighted-average shares includes common shares, shares exchangeable into common stock and convertible preferred shares that are considered participating securities. Diluted EPS is similar to basic EPS, but adjusts for the effect of potential common shares except when inclusion is antidilutive.

In situations where a net loss is reported, the inclusion of potentially issuable common shares will decrease the net loss per share. Since this would be antidilutive, such shares are excluded from the calculation. Basic and diluted earnings per share for the fiscal years ended March 31, 2010 and 2009 include all vested shares of restricted stock related to Legg Mason's deferred compensation plans.

During fiscal 2010, Legg Mason issued 18,596 shares of common stock through the Equity Units tender offer and 11,565 shares are included in the weighted-average shares outstanding for the year ended March 31, 2010.

The following table presents the computations of basic and diluted EPS:

	Years Ended March 31
	2010	2009	2008

Weighted-average basic shares outstanding	153,715	140,669	142,018
Potential common shares:
Employee stock options	56	—	1,664
Shares related to deferred compensation	455	—	51
Shares issuable upon payment of contingent consideration	1,136	—	243

Total weighted-average diluted shares	155,362	140,669	143,976

Net income (loss)	$210,980	$(1,964,994)	$263,831
Less: Net income (loss) attributable to noncontrolling interests	6,623	2,924	266

Net income (loss) attributable to Legg Mason, Inc.	$204,357	$(1,967,918)	$263,565

Net income (loss) per share attributable to Legg Mason, Inc. common shareholders:
Basic	$1.33	$(13.99)	$1.86
Diluted	$1.32	$(13.99)	$1.83

The diluted EPS calculations for the years ended March 31, 2010, and 2009, exclude any potential common shares issuable under the convertible 2.5% senior notes or the convertible Equity Units because the market price of Legg Mason common stock has not exceeded the price at which conversion under either instrument would be dilutive using the treasury stock method. Also, the diluted EPS calculation for the fiscal year ended March 31, 2009 excludes 6,629 potential common shares that are antidilutive due to the net loss for the fiscal year.

Options to purchase 5,130 shares and 2,780 shares for the fiscal years ended March 31, 2010 and 2008, respectively, were not included in the computation of diluted earnings per share because the presumed proceeds from exercising such options, including related income tax benefits, exceed the average price of the common shares for the fiscal year and therefore the options are deemed antidilutive. Diluted earnings per share for the fiscal years ended March 31, 2010 and 2008, include unvested shares of restricted stock, except for 1,041 shares and 707 shares, respectively, which were deemed antidilutive. Also at March 31, 2010, 2009 and 2008, warrants issued in connection with the convertible note hedge transactions described in Note 7 are excluded from the calculation of diluted earnings per share because the effect would be antidilutive. As of March 31, 2010, 2.1 million of the 23.0 million Equity Units issued in May 2008, that include purchase warrants providing for the issuance of between 1.5 and 1.8 million shares of Legg Mason common stock by June 2011, remain outstanding, as more fully described in Note 7.

15.   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income includes cumulative foreign currency translation adjustments, net of tax gains and losses on interest rate swap, and net of tax gains and losses on investment securities. The change in the accumulated translation adjustments for fiscal 2010 and 2009 primarily resulted from the impact of changes in the Brazilian real, the Polish zloty, the British pound, the Australian dollar and the Canadian dollar in relation to the U.S. dollar on the net assets of Legg Mason's subsidiaries in Brazil, Poland, the United Kingdom, Australia and Canada, for which the real, the zloty, the pound, the Australian and Canadian dollar are the functional currencies, respectively.

A summary of Legg Mason's accumulated other comprehensive income (loss) as of March 31, 2010 and 2009 is as follows:

	2010	2009

Foreign currency translation adjustments	$58,143	$(2,886)
Unrealized gains on investment securities, net of tax provision of $56 and $68, respectively	84	102

Total	$58,227	$(2,784)

16.   VARIABLE INTEREST ENTITIES

In the normal course of its business, Legg Mason sponsors and is the manager of various types of investment vehicles for clients that are considered VIEs. For its services, Legg Mason is entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinate management fees or other incentive fees. Legg Mason did not sell or transfer assets to any of the VIEs. Legg Mason's exposure to risk in these entities is generally limited to any equity investment it has made or is required to make and any earned but uncollected management fees. Uncollected management fees from these VIEs were not material at March 31, 2010 and 2009. Legg Mason has not issued any investment performance guarantees to these VIEs or their investors.

Legg Mason concludes it is the primary beneficiary of a VIE if it absorbs a majority of the VIE's expected losses, or will receive a majority of the VIE's expected residual returns, if any. Legg Mason's determination of expected residual returns excludes gross fees paid to a decision maker. Under current accounting guidance, it is unlikely that Legg Mason will be the primary beneficiary for VIEs created to manage assets for clients unless its ownership interest, including interests of related parties, in a VIE is substantial, unless Legg Mason may earn significant performance fees from the VIE or unless Legg Mason is considered to have a material implied variable interest. In determining whether it is the primary beneficiary of a VIE, Legg Mason considers both qualitative and quantitative factors such as the voting rights of the equity holders, economic participation of all parties, including how fees are earned by and paid to Legg Mason, related party ownership, guarantees and implied relationships. In determining the primary beneficiary, Legg Mason must make assumptions and estimates about, among other things, the future performance of the underlying assets held by the VIE, including investment returns, cash flows and credit and interest rate risks. In determining whether a VIE is significant, Legg Mason considers the same factors used for determination of the primary beneficiary.

During fiscal 2010, 2009 and 2008, Legg Mason had variable interests in certain liquidity funds to which it provided various forms of credit and capital support as described in Note 17. After evaluating both the contractual and implied variable interests in these funds, as of and during the years ended March 31, 2010 and 2009, it was determined that Legg Mason was not the primary beneficiary of these funds.

As of March 31, 2010 and 2009, Legg Mason was the primary beneficiary of one sponsored investment fund VIE which resulted in consolidation. This VIE had total assets and total equity of $52.7 million as of March 31, 2010, and $48.2 million as of March 31, 2009. Legg Mason's investment in this VIE was $27.5 million and $26.3 million, as of March 31, 2010 and 2009, respectively, which represents the maximum risk of loss. Creditors of this VIE have no recourse to the general credit of Legg Mason. The assets of this VIE are primarily comprised of investments. As of March 31, 2010, 2009 and 2008, Legg Mason was not required to consolidate any other VIEs that were material to its consolidated financial statements.

As of March 31, 2010 and 2009, for VIEs in which Legg Mason holds a significant variable interest or is the sponsor and holds a variable interest, but for which it was not the primary beneficiary, Legg Mason's carrying value, the related VIEs' assets and liabilities and maximum risk of loss were as follows:

	For the Year Ended March 31, 2010
	VIE Assets That the Company Does Not Consolidate	VIE Liabilities That the Company Does Not Consolidate	Equity Interests on the Consolidated Balance Sheet	Maximum Risk of Loss*

CDOs/CLOs	$3,508,290	$3,215,890	$—	$—
Public-Private Investment Program	411,489	—	55,526	72,245
Other sponsored investment funds	16,564,227	1,334	47,484	71,383

Total	$20,484,006	$3,217,224	$103,010	$143,628

	For the Year Ended March 31, 2009
	VIE Assets That the Company Does Not Consolidate	VIE Liabilities That the Company Does Not Consolidate	Equity Interests on the Consolidated Balance Sheet	Maximum Risk of Loss*

Liquidity funds subject to capital support	$7,548,539	$121,338	$—	$41,500
CDOs/CLOs	5,116,004	4,786,604	—	1,566
Other sponsored investment funds	18,207,082	3,381	34,458	52,019

Total	$30,871,625	$4,911,323	$34,458	$95,085

*
Includes capital support to liquidity funds, equity interests the Company has made or is required to make and any earned but uncollected management fees.

The assets of these VIEs are primarily comprised of cash and cash equivalents and investments and the liabilities are primarily comprised of debt and various expense accruals.

17.   LIQUIDITY FUND SUPPORT

Due to prior years' stress in the liquidity markets, certain asset backed securities previously held by liquidity funds that a Legg Mason subsidiary manages were in default or had been restructured after a default. Although the Company was not required to provide support to its funds, Legg Mason elected to do so to maintain the confidence of its clients, maintain its reputation in the marketplace, and in certain cases, support the AAA/Aaa credit ratings of funds. If clients were to lose confidence in the Company, they could potentially withdraw funds in favor of investments offered by competitors, resulting in a reduction in Legg Mason's assets under management and investment advisory and other fees.

During fiscal 2009 and 2008, Legg Mason entered into and amended various arrangements to provide support to certain of its liquidity funds. During fiscal 2009, Legg Mason sold, or the funds sold, all securities issued by SIVs held in its money market funds, on its Balance Sheet, and supported through a TRS with a major bank. As of March 31, 2010, all previously existing support arrangements had expired or were terminated in accordance with their terms. The par value, support amounts, collateral and impact on the Consolidated Statements of Operations for the fiscal years ended March 31, 2010, 2009 and 2008, for all support that remained outstanding as of the end of each period and sale transactions that occurred during the period were as follows:

	Year Ended March 31, 2010
Description	Par Value	Support Amount	Cash Collateral(1)	Pre-Tax Gain(2)	After Tax Gain(3)

Capital Support Agreements — Non-asset Backed Securities	n/m	$—	$—	$23,171	$16,565

Total		$—	$—	$23,171	$16,565

	Year Ended March 31, 2009
Description	Par Value	Support Amount	Cash Collateral(1)	Pre-Tax Charge(2)	After Tax Charge(3)

Capital Support Agreements — Non-asset Backed Securities	n/m	$41,500	$41,500	$20,906	$12,289
Purchase of Non-bank Sponsored SIV(4)	—	—	—	965	2,144
Sale of Non-bank Sponsored SIV(4)	—	—	—	2,261,365	1,362,146

Total		$41,500	$41,500	$2,283,236	$1,376,579

	Year Ended March 31, 2008
Description	Par Value	Support Amount	Cash Collateral(1)	Pre-Tax Charge(2)	After Tax Charge(3)

Letters of Credit	$1,192,000	$485,000	$286,250	$235,468	$97,866
Capital Support Agreements — Asset Backed Securities	2,163,000	415,000	415,000	316,185	195,149
Total Return Swap	890,000	890,000	139,480	18,042	4,454
Purchase of Non-bank Sponsored SIV(4,5)	82,000	82,000	—	162	40
Purchase of Canadian Conduit Securities	94,000	94,000	—	37,419	16,218

Total	$4,421,000	$1,966,000	$840,730	$607,276	$313,727

n/m — not meaningful

(1)
Included in restricted cash on the Consolidated Balance Sheet.
(2)
Pre-tax charges include reductions in the value of underlying securities, in addition to a gain of $2,540, primarily related to foreign exchange forward contracts and interest payments received, for the year ended March 31, 2010, and losses of $181,183 relating to reimbursements to two funds for a portion of losses they incurred in selling SIV securities and $2,863 principally relating to transaction costs which were substantially offset by a gain on a foreign exchange forward contract and interest payments received on underlying securities for the year ended March 31, 2009, and are included in fund support in Other non-operating income (expense) on the Consolidated Statements of Operations.
(3)
After tax and after giving effect to operating expense adjustments.
(4)
Securities issued by SIVs.
(5)
Support amount for securities purchased from funds reflects amount paid to fund less subsequent principal repayments.

The following table provides a summary of changes (in millions) in liquidity fund support, including securities purchased from the funds by Legg Mason, for the fiscal years ended March 31:

	Letters of Credit	Capital Support Agreements — Asset Backed Securities	Capital Support Agreements — Non-asset Backed Securities	Total Return Swap	Purchase & Sale of Non-bank Sponsored SIV Securities	Purchase of Canadian Conduit Securities	Total

Support amount as of March 31, 2007	$—	$—	$—	$—	$—	$—	$—
New support agreements	485	415	—	890	—	—	1,790
Purchases	—	—	—	—	82	98	180
Other(1)	—	—	—	—	—	(4)	(4)

Support amount as of March 31, 2008	485	415	—	890	82	94	1,966
New support agreements	257	395	27	—	—	—	679
Amended support agreements	—	635	15	—	—	—	650
Purchases	—	—	—	—	2,973	—	2,973
Sales	—	—	—	(355)	(2,932)	(76)	(3,363)
Terminations of support agreements	(742)	(1,430)	—	—	—	—	(2,172)
Maturities	—	(15)	—	(440)	(82)	—	(537)
Other(1)	—	—	—	(95)	(41)	(18)	(154)

Support amount as of March 31, 2009	—	—	42	—	—	—	42
Amended support agreements	—	—	(23)	—	—	—	(23)
Terminations of support agreements	—	—	(19)	—	—	—	(19)

Support amount as of March 31, 2010	$—	$—	$—	$—	$—	$—	$—

(1)
Includes principal and interest payments received related to purchased securities and securities subject to the TRS, in addition to currency gains (losses) on Canadian conduit securities.

Letter of Credit

During fiscal 2008, Legg Mason provided support to three liquidity funds in the form of LOCs issued by two third-party banks for an aggregate amount of approximately $485 million to support investments in asset backed commercial paper issued by two SIVs. During fiscal 2009, Legg Mason provided additional support to liquidity funds in the form of two LOCs issued by a third-party bank for an aggregate amount of approximately $257 million to support investments in asset backed commercial paper issued by two SIVs. Under the terms of the LOC agreements, the LOCs could be drawn in certain circumstances, including upon the fund's realizing a loss on disposition or restructuring of the position, upon the agreement's termination if unpaid amounts remained on certain of the fund's SIV-issued securities, or in certain circumstances upon ratings downgrades of the issuing bank. As part of the LOC arrangements, Legg Mason agreed to reimburse to the banks any amounts that were drawn on the LOCs. As of the date the LOCs were issued, Legg Mason established a derivative liability for the fair value of its guarantee to reimburse the banks any amounts drawn under the LOCs. Due to the sale of all securities issued by SIVs held by the liquidity funds during fiscal 2009, the LOCs were terminated in accordance with their terms, no amounts were drawn thereunder, and no derivative liability was reported as of March 31, 2009. At March 31, 2008, Legg Mason reported derivative liabilities of $235.5 million for these LOCs.

Capital Support Agreements — Asset Backed Securities

During fiscal 2008, Legg Mason entered into six CSAs with two liquidity funds to support investments in asset backed securities issued by SIVs. Under the terms of one of the CSAs, the Company agreed to provide up to $15 million in contributions to the fund if the fund recognized a loss from certain investments or continued to hold the underlying securities at the expiration of the one-year term of the agreement, and at the applicable time, the fund's net asset value was less than a specified threshold. Under the terms of five of the CSAs, the Company agreed to provide up to $400 million of contributions to the fund if the fund recognized a loss on the sale of, or certain other events relating to, securities issued by two SIVs. Contributions made by the Company under any of its CSAs would not result in Legg Mason acquiring an ownership or other interest in the fund. During fiscal 2009, Legg Mason amended five of the CSAs entered into in fiscal 2008 to increase the maximum contributions that the Company would make thereunder by $525 million, from $400 million to $925 million.

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

Capital Support Agreements — Non-Asset Backed Securities

During the year ended March 31, 2009, Legg Mason also entered into four CSAs, aggregating $27 million, to support investments in non-asset backed securities held in four liquidity funds. Two of these CSAs were amended during the year to provide up to $15 million of additional support. Under the amended terms of two of the CSAs and the original terms of two of the CSAs, Legg Mason agreed to provide up to the maximum contribution amount to the funds if the funds recognized a loss from investments in certain non-asset backed securities or continued to hold the underlying securities at the expiration of the one-year terms of the agreements, and at the applicable time, the funds net asset value was less than a specified threshold. These four CSAs included a recovery clause in which the funds were required to reimburse Legg Mason for all contributions made upon the expiration of the CSA to the extent that the funds subsequently received payments from the issuer of the underlying securities or upon the sale or other disposition thereof that exceeded the amortized cost of the underlying securities. As of March 31, 2009, Legg Mason reported a derivative liability of $20.6 million related to these CSAs.

During fiscal 2010, Legg Mason terminated two of these CSAs to provide up to $14 million in contributions to two funds. Also, one CSA to provide up to $5 million in contributions to a fund expired in accordance with its terms with no amounts drawn thereunder. Finally, Legg Mason amended one CSA to provide up to $22.5 million in contributions to a fund to reduce the maximum contribution that the Company would make to the fund thereunder to $5 million. This CSA expired in accordance with its terms in March 2010 with no amounts drawn thereunder. As of March 31, 2010, no CSAs remain outstanding.

Total Return Swap

During fiscal year 2008, Legg Mason entered into a TRS arrangement with a major bank ("the Bank") pursuant to which the Bank purchased securities issued by three SIVs from a Dublin-domiciled liquidity fund managed by a subsidiary of Legg Mason. The $890 million of securities in face amount of commercial paper were purchased by the Bank for cash at an aggregate amount of $832 million, which represented an estimate of value determined for collateral purposes. In addition, Legg Mason reimbursed the fund for the $59.5 million difference between the fund's carrying value, including accrued interest, and the amount paid. The securities had a market value of $886 million at March 31, 2008, which after expected financing costs, exceeded the amount paid by the Bank by $45.7 million. This difference was accounted for as a derivative asset included in Other current assets on the Consolidated Balance Sheet as of March 31, 2008, and represented the amount Legg Mason expected to recover from the Bank upon maturity or sale of the underlying securities. Under the TRS, Legg Mason agreed to pay to the Bank any losses (including losses incurred through a sale of the securities or through principal not being repaid at maturity) the Bank incurred from its ownership of the securities and a return on the purchase price paid for the securities equal to the one-month LIBOR rate plus 1%, and the Bank agreed to pay to Legg Mason any principal and interest it received on the securities in excess of the price it paid for the securities. During fiscal year 2009, $440 million of securities supported by the TRS matured and were paid in full and $95 million in principal amount of securities supported by the TRS was paid. The TRS arrangement terminated in November 2008. Legg Mason amended the TRS to extend its expiration to November 2009 and, due to maturities of, and principal payments on, the underlying securities, decrease the total amount of securities covered by the TRS from $890 million to $355 million. The TRS was terminated in fiscal 2009 upon the sale of the underlying securities.

Non-Bank Sponsored SIV

During fiscal 2008, Legg Mason purchased for cash an aggregate of $132 million in principal amount of non- bank sponsored SIV securities from a liquidity fund.

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

18.   DERIVATIVES AND HEDGING

Legg Mason continues to use currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, euro, Great Britain pound, Canadian dollar, and Australian dollar. As of March 31, 2010, Legg Mason had open currency forward contracts with aggregate gross fair values of $671 and $255, classified as Other assets and Other liabilities, respectively. In the Consolidated Balance Sheets, Legg Mason nets the fair value of certain foreign currency forwards executed with the same counterparty where Legg Mason has both the legal right and intent to settle the contracts on a net basis. For the year ended March 31, 2010, Legg Mason recognized gains and losses of $5,669 and $11,092, respectively, included in Other expense for foreign exchange hedges associated with operating activities, and $269 and $19, respectively, included in Other non-operating income (expense) for foreign exchange hedges associated with seed capital investments.

During the year ended March 31, 2010, Legg Mason also initiated market hedges on certain seed capital investments by entering into futures contracts to sell index funds that benchmark the hedged seed capital investments. As of March 31, 2010, Legg Mason had open futures contracts with aggregate gross fair values of $26 and $230, classified as Other assets and Other liabilities, requiring cash collateral of $2,185. For the year ended March 31, 2010, Legg Mason recognized gains and losses of $26 and $1,081 included in Other non-operating income (expense) relating to futures contracts intended to offset movements in the value of seed capital investments.

Derivatives associated with fund support are discussed in Note 17.

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

Legg Mason operates though two operating segments (divisions), Americas and International, which are primarily based on the geographic location of the advisor or the domicile of fund families we manage. The Americas Division consists of our U.S.-domiciled fund families, the separate account businesses of our U.S.- based investment affiliates and the domestic distribution organization. Similarly, the International Division consists of our fund complexes, distribution teams and investment affiliates located outside the U.S., primarily in the United Kingdom.

The table below reflects our revenues and long-lived assets by geographic region (in thousands) as of March 31:

	2010	2009	2008

OPERATING REVENUES
United States	$1,866,909	$2,290,474	$3,217,182
United Kingdom	478,510	747,257	972,419
Other International	289,460	319,636	444,485

Total	$2,634,879	$3,357,367	$4,634,086

INTANGIBLE ASSETS, NET AND GOODWILL
United States	$3,590,283	$3,606,678	$4,816,712
United Kingdom	1,139,065	1,052,007	1,255,816
Other International	488,170	450,863	574,023

Total	$5,217,518	$5,109,548	$6,646,551

20.   SUBSEQUENT EVENT

In May 2010, Legg Mason announced a plan to streamline its business model to drive increased profitability and growth that includes: 1) transitioning certain shared services to its investment affiliates where they are closer to the actual client relationships and can be delivered with greater effectiveness; and 2) its Americas distribution group sharing in revenue on retail-based AUM growth. This plan involves headcount reductions in operations, technology and other administrative areas at the corporate location, which may be partially offset by headcount increases at the affiliates, and will ultimately enable Legg Mason to eliminate a portion of its corporate office space that was dedicated to operations and technology employees. Legg Mason expects that this initiative will result in cost savings in excess of costs to execute. The initiative is projected to involve restructuring- and transition-related costs that will primarily include transition payments to affiliates (primarily compensation) to temporarily offset the cost of absorbing the services, charges for severance and retention incentives, and may also include costs for early contract terminations and asset disposals.

QUARTERLY FINANCIAL DATA
(Dollars in thousands, except per share amounts)
(Unaudited)

	Quarter Ended
Fiscal 2010(1)	Mar. 31	Dec. 31	Sept. 30	Jun. 30

Operating Revenues	$671,420	$690,479	$659,896	$613,084
Operating Expenses	565,584	611,331	582,012	554,769

Operating Income	105,836	79,148	77,884	58,315

Other Non-Operating Income (Expense)	(4,116)	(6,909)	(2,891)	22,389

Income before Income Tax Provision	101,720	72,239	74,993	80,704
Income tax provision	36,619	26,006	27,671	28,380

Net Income	65,101	46,233	47,322	52,324
Less: Net income attributable to noncontrolling interests	1,494	1,311	1,548	2,270

Net Income attributable to Legg Mason, Inc.	$63,607	$44,922	$45,774	$50,054

Net Income per Share attributable to Legg Mason, Inc. common shareholders:
Basic	$0.40	$0.28	$0.30	$0.35
Diluted	0.39	0.28	0.30	0.35
Cash dividend per share	0.03	0.03	0.03	0.03
Stock price range:
High	31.95	33.70	33.08	26.74
Low	24.00	26.99	22.06	15.53
Assets Under Management:
End of period	$684,549	$681,614	$702,700	$656,857
Average	681,227	693,254	684,034	647,218

(1)
Due to rounding of quarterly results, total amounts for each fiscal year may differ immaterially from the annual results.

As of May 20, 2010, the closing price of Legg Mason's common stock was $29.53.

 QUARTERLY FINANCIAL DATA
(Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

	Quarter Ended
Fiscal 2009(1)	Mar. 31	Dec. 31	Sept. 30	Jun. 30

Operating Revenues	$617,211	$719,988	$966,137	$1,054,031
Operating Expenses(2)	662,546	1,792,993	745,924	825,084

Operating Income (Loss)	(45,335)	(1,073,005)	220,213	228,947

Other Non-Operating Income (Expense)(3)	(646,141)	(1,198,022)	(388,093)	(286,762)

Income before Income Tax Provision (Benefit)	(691,476)	(2,271,027)	(167,880)	(57,815)
Income tax provision (benefit)	(364,532)	(778,047)	(58,891)	(21,734)

Net Income (Loss)	(326,944)	(1,492,980)	(108,989)	(36,081)
Less: Net income (loss) attributable to noncontrolling interests	3,280	(148)	(254)	46

Net Income (Loss) attributable to Legg Mason, Inc.	$(330,224)	$(1,492,832)	$(108,735)	$(36,127)

Net Income (Loss) per Share attributable to Legg Mason, Inc. common shareholders:
Basic	$(2.33)	$(10.59)	$(0.77)	$(0.26)
Diluted	(2.33)	(10.59)	(0.77)	(0.26)
Cash dividend per share	0.24	0.24	0.24	0.24
Stock price range:
High	25.53	38.74	47.82	65.50
Low	10.37	11.09	26.56	43.37
Assets Under Management:
End of period	$632,404	$698,241	$841,933	$922,767
Average	657,430	745,084	898,390	948,529

(1)
Due to rounding of quarterly results, total amounts for each fiscal year may differ immaterially from the annual results.
(2)
The quarters ending March 31, 2009 and December 31, 2008 include $82,870 and $1,225,100, respectively, of impairment charges related to intangibles assets.
(3)
The quarters ending March 31, 2009, December 31, 2008, September 30, 2008, and June 30, 2008 include $606,426, $1,085,296, $324,639 and $266,875, respectively, of charges resulting from providing support to liquidity funds.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.  CONTROLS AND PROCEDURES.

        As of March 31, 2010, Legg Mason's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective on a reasonable assurance basis. There have been no changes in Legg Mason's internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION.

        None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The information about our Directors required by this item will be contained under the caption "Election of Directors" in our definitive proxy statement for the 2010 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this item will be contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in that proxy statement. All of that information is incorporated herein by reference to the proxy statement. See Part I, Item 4A of Report for information regarding certain of our executive officers. The process by which our stockholders may recommend nominees to our Board of Directors and any material changes to that process will be discussed in our definitive proxy statement for the 2010 Annual Meeting of Stockholders under the caption "Corporate Governance — Director Nomination Process." That information is incorporated herein by reference to the proxy statement.

        Our Board of Directors has an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Risk Committee. Information about our Board of Directors' determination regarding the service of an audit committee financial expert on the Audit Committee of the Board of Directors and the name and independence of such expert will be contained in the second paragraph under the caption "Election of Directors — Committees of the Board-Board Meetings — Audit Committee" in our definitive proxy statement for the 2010 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement. Information about the identities of the members of the Audit Committee of the Board of Directors will be contained in the proxy statement under the heading "Election of Directors — Committees of the Board-Board Meetings — Audit Committee" and is also incorporated herein by reference.

        We have adopted a corporate Code of Conduct that applies to all directors and employees of Legg Mason and its subsidiaries, including Legg Mason's Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Controller. This Code of Conduct is designed to deter wrongdoing and to, among other things, promote honest and ethical conduct; full, fair, accurate, timely and understandable disclosure; compliance with applicable governmental laws, rules and regulations; prompt internal reporting of violations of the Code; and accountability for adherence to the Code. The Code of Conduct is posted on our corporate website at http://www.leggmason.com under the "About Us — Corporate Governance" section. In addition, a copy of the Code of Conduct may be obtained, free of charge, upon written request to Corporate Secretary, Legg Mason, Inc., 100 International Drive, Baltimore, MD 21202. We will post any amendments to the Code of Conduct, and any waivers that are required to be disclosed by the rules of the SEC or the NYSE, on our corporate website at the foregoing address.

ITEM 11.  EXECUTIVE COMPENSATION.

        The information required by this item will be contained under the captions "Election of Directors — Compensation of Directors," "Executive Compensation," "Compensation Committee Interlocks, Insider Participation and Certain Transactions" and "Compensation Committee Report" in our definitive proxy statement for the 2010 Annual Meeting of Stockholders. All of that information is incorporated herein by reference to the proxy statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by this item will be contained under the caption "Security Ownership of Management and Principal Stockholders" in our definitive proxy statement for the 2010 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement. See Part II, Item 5 of this Report for information regarding our equity compensation plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information required by this item will be contained under the captions "Compensation Committee Interlocks, Insider Participation and Certain Transactions," "Corporate Governance — Policies and Procedures Regarding Related Party Transactions" and "Corporate Governance — Independent Directors" in our definitive proxy statement for the 2010 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information required by this item will be contained under the captions "Proposed Ratification of the Appointment of Independent Registered Public Accounting Firm — Fees Paid to Independent Registered Public Accounting Firm" and "Proposed Ratification of the Appointment of Independent Registered Public Accounting Firm — Pre-approval of Independent Registered Public Accounting Firm Services" in our definitive proxy statement for the 2010 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

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

  3.
  Exhibits

3.1	Articles of Incorporation of Legg Mason, as amended (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)
3.2	By-laws of Legg Mason, as amended and restated January 22, 2010 (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 22, 2010)
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
10.4	Legg Mason & Co., LLC Deferred Compensation/Phantom Stock Plan, as amended (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)*
10.5	Legg Mason, Inc. Executive Incentive Compensation Plan (incorporated by reference to Appendix A to the definitive proxy statement for Legg Mason's 2005 Annual Meeting of Stockholders)*
10.6	Legg Mason, Inc. 1996 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the definitive proxy statement for Legg Mason's 2009 Annual Meeting of Stockholders)*
10.7	Form of Non-Qualified Stock Option Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan, filed herewith*
10.8	Form of Restricted Stock Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan, filed herewith*
10.9	Form of Restricted Stock Unit Agreement under the Legg Mason Inc. 1996 Equity Incentive Plan, filed herewith*
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
10.13
Agreement dated October 25, 2009 among Legg Mason, Inc. and Trian Fund Management, L.P., funds managed by it and certain of its affiliates (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on October 25, 2009)
10.14
5-Year Revolving Credit Agreement, dated as of October 14, 2005, as amended and restated by the Amendment Agreement dated as of February 11, 2010, among Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; and the other banks party thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on February 11, 2010)
10.15
Note Purchase Agreement, dated January 14, 2008 (the "Note Purchase Agreement"), between Legg Mason, the purchasers named therein, and for limited purposes, Kohlberg Kravis Roberts & Co. L.P. (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 14, 2008)
10.16
Standstill Agreement, dated January 14, 2008, between Legg Mason and Kohlberg Kravis Roberts & Co. L.P. (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 14, 2008)

10.17	Call Option Transaction Confirmation, dated January 14, 2008, between Legg Mason and JPMorgan Chase Bank, National Association (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 14, 2008)
10.18	Call Option Transaction Confirmation, dated January 14, 2008, between Legg Mason and Merrill Lynch Financial Markets, Inc. (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 14, 2008)
10.19	Call Option Transaction Confirmation, dated January 14, 2008, between Legg Mason and Goldman, Sachs & Co. (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 14, 2008)
10.20	Call Option Transaction Confirmation, dated January 14, 2008, between Legg Mason and Bank of America, N.A. (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 14, 2008)
10.21	Issuer Warrant Transaction Confirmation, dated January 14, 2008, between Legg Mason and JPMorgan Chase Bank, National Association (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 14, 2008)
10.22	Issuer Warrant Transaction Confirmation, dated January 14, 2008, between Legg Mason and Merrill Lynch Financial Markets, Inc. (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 14, 2008)
10.23	Issuer Warrant Transaction Confirmation, dated January 14, 2008, between Legg Mason and Goldman, Sachs & Co. (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 14, 2008)
10.24	Issuer Warrant Transaction Confirmation, dated January 14, 2008, between Legg Mason and Bank of America, N.A. (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 14, 2008)
10.25	Employment Letter dated August 29, 2008 between Legg Mason, Inc. and David R. Odenath (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)
10.26	Supplemental Agreement dated as of December 13, 2009 among Legg Mason, Inc., Permal Group Ltd., and the sellers named therein (incorporated by reference to Legg Mason's Quarterly Report on From 10-Q for the quarter ended December 31, 2009)
10.27	Amendment to the Note Purchase Agreement, dated May 5, 2008, between Legg Mason, the purchasers named therein, and for limited purposes, Kohlberg Kravis Roberts & Co. L.P., (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on May 6, 2008)
12	Computation of consolidated ratios of earnings to fixed charges, filed herewith
21	Subsidiaries of the Company, filed herewith
23	Consent of Independent Registered Public Accounting Firm, filed herewith
31.1	Certification of Chief Executive Officer, filed herewith
31.2	Certification of Principal Financial Officer, filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
101	Financial statements from the annual report on Form 10-K of Legg Mason, Inc. for the year ended March 31, 2010, filed on May 28, 2010, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Comprehensive Income (Loss), (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text.

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
Date: May 28, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark R. Fetting Mark R. Fetting	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	May 28, 2010
/s/ Charles J. Daley, Jr. Charles J. Daley, Jr.	Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial and Accounting Officer)	May 28, 2010
/s/ Harold L. Adams Harold L. Adams	Director	May 28, 2010
/s/ Robert Angelica Robert Angelica	Director	May 28, 2010
/s/ Dennis R. Beresford Dennis R. Beresford	Director	May 28, 2010
/s/ John T. Cahill John T. Cahill	Director	May 28, 2010
/s/ Barry W. Huff Barry W. Huff	Director	May 28, 2010
/s/ John E. Koerner III John E. Koerner III	Director	May 28, 2010
/s/ Cheryl Gordon Krongard Cheryl Gordon Krongard	Director	May 28, 2010

Signature	Title	Date

/s/ Scott C. Nuttall Scott C. Nuttall	Director	May 28, 2010
/s/ Nelson Peltz Nelson Peltz	Director	May 28, 2010
/s/ W. Allen Reed W. Allen Reed	Director	May 28, 2010
/s/ Margaret Milner Richardson Margaret Milner Richardson	Director	May 28, 2010
/s/ Nicholas J. St. George Nicholas J. St. George	Director	May 28, 2010
/s/ Roger W. Schipke Roger W. Schipke	Director	May 28, 2010
/s/ Kurt L. Schmoke Kurt L. Schmoke	Director	May 28, 2010