Form 10-Q
period 2010-06-30
LEGG MASON INC
filed 2010-08-09
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

154,643,986 shares of common stock as of the close of business on August 3, 2010.

PART I. FINANCIAL INFORMATION

Item 1.

 Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2010	March 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$ 1,139,184	$ 1,465,888
Cash and cash equivalents of consolidated investment vehicles	26,732	42,387
Restricted cash	4,936	2,185
Receivables:
Investment advisory and related fees	315,929	349,245
Other	32,687	211,453
Investment securities	301,443	334,873
Investment securities of consolidated investment vehicles	66,988	37,187
Deferred income taxes	72,648	58,037
Other	59,293	57,891
Total current assets	2,019,840	2,559,146
Fixed assets, net	344,810	361,819
Intangible assets, net	3,896,226	3,902,222
Goodwill	1,305,980	1,315,296
Investments of consolidated investment vehicles	288,749	13,692
Deferred income taxes	242,363	271,553
Other	233,642	189,983
Total Assets	$ 8,331,610	$ 8,613,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued compensation	$ 204,054	$ 288,856
Accounts payable and accrued expenses	219,801	399,613
Short-term borrowings	250,000	250,000
Current portion of long-term debt	3,852	5,154
Other	86,272	100,771
Other current liabilities of consolidated investment vehicles	38,996	961
Total current liabilities	802,975	1,045,355
Deferred compensation	110,118	137,312
Deferred income taxes	269,045	270,578
Other	99,204	123,985
Long-term debt	1,172,360	1,165,180
Long-term debt of consolidated investment vehicles	252,444	—
Total Liabilities	2,706,146	2,742,410

Commitments and Contingencies (Note 9)

Redeemable Noncontrolling Interests	29,963	29,577

Stockholders’ Equity
Common stock, par value $.10; authorized 500,000,000 shares; issued 154,467,021 shares and 161,438,993 shares, respectively	15,447	16,144
Preferred stock, par value $10; authorized 4,000,000 shares; no shares outstanding	—	—
Shares exchangeable into common stock	—	2,760
Additional paid-in capital	4,151,426	4,447,612
Employee stock trust	(34,125)	(33,095)
Deferred compensation employee stock trust	34,125	33,095
Retained earnings	1,358,361	1,316,981
Appropriated retained earnings of consolidated investment vehicles	21,594	—
Accumulated other comprehensive income, net	48,673	58,227
Total Stockholders’ Equity	5,595,501	5,841,724
Total Liabilities and Stockholders’ Equity	$ 8,331,610	$ 8,613,711

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	June 30,
	2010	2009
Operating Revenues
Investment advisory fees
Separate accounts	$ 200,972	$ 190,888
Funds	352,699	328,024
Performance fees	22,774	5,684
Distribution and service fees	96,314	86,701
Other	1,406	1,787
Total operating revenues	674,165	613,084
Operating Expenses
Compensation and benefits	266,074	268,812
Transition-related compensation	2,713	—
Total compensation and benefits	268,787	268,812
Distribution and servicing	184,702	172,464
Communications and technology	39,976	40,490
Occupancy	33,675	32,584
Amortization of intangible assets	5,728	5,628
Other	38,520	34,791
Total operating expenses	571,388	554,769
Operating Income	102,777	58,315
Other Non-Operating Income (Expense)
Interest income	1,815	1,821
Interest expense	(22,801)	(43,390)
Fund support	—	17,558
Other	(7,291)	41,311
Other non-operating income (expense) of consolidated investment vehicles, net	(2,393)	5,089
Total other non-operating income (expense)	(30,670)	22,389
Income before Income Tax Provision	72,107	80,704
Income tax provision	27,064	28,380
Net Income	45,043	52,324
Less: Net income (loss) attributable to noncontrolling interests	(2,888)	2,270
Net Income Attributable to Legg Mason, Inc.	$ 47,931	$ 50,054

Net Income per Share attributable to Legg Mason, Inc. common shareholders:
Basic	$ 0.30	$ 0.35
Diluted	$ 0.30	$ 0.35

Weighted Average Number of Shares Outstanding:
Basic	160,123	142,006
Diluted	160,762	143,126

Dividends Declared per Share	$ 0.04	$ 0.03

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	June 30,
	2010	2009
Net Income	$ 45,043	$ 52,324
Other comprehensive income gains (losses):
Foreign currency translation adjustment	(9,616)	41,335
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) net of tax provision (benefit) of $42 and $(16), respectively	65	(24)
Reclassification adjustment for gains included in Net Income	(3)	—
Net unrealized gains (losses) on investment securities	62	(24)
Total other comprehensive income (loss)	(9,554)	41,311
Comprehensive Income	35,489	93,635
Less: Comprehensive income (loss) attributable to noncontrolling interests	(2,888)	2,270
Comprehensive Income Attributable to Legg Mason, Inc.	$ 38,377	$ 91,365

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,
	2010	2009
COMMON STOCK
Beginning balance	$ 16,144	$ 14,185
Stock options and other stock-based compensation	9	—
Deferred compensation employee stock trust	4	9
Deferred compensation, net	146	41
Exchangeable shares	110	10
Shares repurchased and retired	(966)	—
Ending balance	15,447	14,245
SHARES EXCHANGEABLE INTO COMMON STOCK
Beginning balance	2,760	3,069
Exchanges	(2,760)	(239)
Ending balance	—	2,830
ADDITIONAL PAID-IN CAPITAL
Beginning balance, as reported	4,447,612	3,452,530
Stock options and other stock-based compensation	7,177	5,526
Deferred compensation employee stock trust	1,151	1,950
Deferred compensation, net	7,257	7,201
Exchangeable shares	2,650	230
Shares repurchased and retired	(314,421)	—
Ending balance	4,151,426	3,467,437
EMPLOYEE STOCK TRUST
Beginning balance	(33,095)	(35,094)
Shares issued to plans	(1,030)	(1,496)
Distributions and forfeitures	—	3,352
Ending balance	(34,125)	(33,238)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	33,095	35,094
Shares issued to plans	1,030	1,496
Distributions and forfeitures	—	(3,352)
Ending balance	34,125	33,238
RETAINED EARNINGS
Beginning balance	1,316,981	1,131,625
Net Income Attributable to Legg Mason, Inc.	47,931	50,054
Dividends declared	(6,551)	(4,303)
Ending balance	1,358,361	1,177,376
APPROPRIATED RETAINED EARNINGS OF CONSOLIDATED INVESTMENT VEHICLES
Beginning balance	—	—
Cumulative effect of change in accounting principle	24,666	—
Net loss reclassified to appropriated retained earnings	(3,072)	—
Ending balance	21,594	—
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET
Beginning balance	58,227	(2,784)
Realized and unrealized holding gains (losses) on investment securities, net of tax	62	(24)
Foreign currency translation adjustment	(9,616)	41,335
Ending balance	48,673	38,527
TOTAL STOCKHOLDERS’ EQUITY	$ 5,595,501	$ 4,700,415

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities
Net Income	$ 45,043	$ 52,324
Adjustments to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	26,568	27,644
Imputed interest for 2.5% convertible senior notes	8,909	8,364
Amortization of deferred sales commissions	6,914	7,011
Accretion and amortization of securities discounts and premiums, net	1,147	2,910
Stock-based compensation	12,021	12,872
Net losses (gains) on investments	10,673	(44,198)
Net losses (gains) of consolidated investment vehicles	4,641	(5,089)
Unrealized losses (gains) on fund support	—	(16,502)
Deferred income taxes	15,215	34,442
Other	110	1,020
Decrease (increase) in assets:
Investment advisory and related fees receivable	32,636	(2,864)
Net sales of trading investment securities	11,301	45,560
Refundable income taxes	—	579,968
Other receivables	(3,780)	79,751
Other assets	(42,981)	35,046
Increase (decrease) in liabilities:
Accrued compensation	(84,497)	(187,538)
Deferred compensation	(27,194)	(5,225)
Accounts payable and accrued expenses	(251)	(6,901)
Other liabilities	(23,929)	(132,056)
Net increase in operating assets and liabilities of consolidated investment vehicles, including cash	33,114	17,326
Cash Provided by Operating Activities	25,660	503,865
Cash Flows from Investing Activities
Payments for fixed assets	(4,117)	(34,037)
Restricted cash (principally fund support collateral)	—	6,966
Purchases of investment securities	(15,747)	(361)
Proceeds from sales and maturities of investment securities	1,461	688
Purchases of investments by consolidated investment vehicles	(39,208)	—
Proceeds from sales and maturities of investments by consolidated investment vehicles	31,897	—
Cash Used for Investing Activities	(25,714)	(26,744)

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,
	2010	2009
Cash Flows Used for Financing Activities
Third-party distribution financing, net	(1,639)	(779)
Repayment of principal on long-term debt	(1,391)	(1,287)
Repayment of principal on long-term debt of consolidated investment vehicles	(1,837)	—
Repurchase of common stock	(315,387)	—
Issuance of common stock	3,706	1,958
Dividends paid	(6,551)	(34,337)
Net subscriptions received from noncontrolling interest holders	202	3,336
Cash Used for Financing Activities	(322,897)	(31,109)
Effect of Exchange Rate Changes on Cash	(3,753)	9,655
Net Increase (Decrease) in Cash and Cash Equivalents	(326,704)	455,667
Cash and Cash Equivalents at Beginning of Period	1,465,888	1,056,652
Cash and Cash Equivalents at End of Period	$ 1,139,184	$ 1,512,319

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts, unless otherwise noted)

June 30, 2010

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

The nature of our business is such that the results of any interim period are not necessarily indicative of the results of a full year. The fiscal year-end condensed balance sheet was derived from audited financial statements and, in accordance with interim financial information standards, does not include all disclosures required by U.S. GAAP for annual financial statements.  Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation, including amounts associated with certain consolidated investment vehicles (“CIVs”).  See Notes 2 and 3 for additional information related to CIVs.

The information contained in the interim consolidated financial statements should be read in conjunction with our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Unless otherwise noted, all per share amounts for the period ended June 30, 2009 include both common shares of Legg Mason and shares issued in connection with the acquisition of Legg Mason Canada Inc., which were exchangeable into common shares of Legg Mason on a one-for-one basis at any time. During the quarter ended June 30, 2010, all outstanding exchangeable shares were converted into shares of Legg Mason common stock.

Terms such as “we,” “us,” “our,” and “company” refer to Legg Mason.

2. Significant Accounting Policies

Consolidation

Effective April 1, 2010, Legg Mason adopted new accounting guidance, Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” (Statement of Financial Accounting Standards No. 167, “Amendments to Financial Accounting Standards Board Interpretation No. 46(R)”) (“SFAS No. 167”), relating to the consolidation of variable interest entities (“VIEs”), which includes a new approach for determining who should consolidate a VIE, changes to when it is necessary to reassess who should consolidate a VIE, and changes in the assessment of which entities are VIEs.  The application of the new accounting guidance has been deferred for certain investment funds, including money market funds.  Investment funds that qualify for the deferral continue to be assessed for consolidation under prior guidance, ASC Topic 810, “Consolidation,” (Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51”) (“FIN 46(R)”).

In the normal course of its business, Legg Mason sponsors and is the manager of various types of investment vehicles.  Certain of these investment vehicles are considered VIEs while others are considered to be voting rights entities (“VREs”).  For its services, Legg Mason is entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinate management fees or other incentive fees. Legg Mason did not sell or transfer assets to any of the VIEs or VREs.  Legg Mason’s exposure to risk in these entities is generally limited to any equity investment it has made or is required to make and any earned but uncollected management fees. Uncollected management fees from these VIEs were not material at June 30, 2010 and March 31, 2010. Legg Mason has not issued any investment performance guarantees to these VIEs, VREs or their investors.  Investment vehicles that are considered VREs are consolidated if Legg Mason has a controlling financial interest in the investment vehicle.

FIN 46 (R)

For sponsored investment funds, including money market funds, which qualify for the deferral of the new accounting guidance, Legg Mason determines whether it is the primary beneficiary of a VIE if it absorbs a majority of the VIE’s expected losses, or receives a majority of the VIE’s expected residual returns, if any.  Legg Mason’s determination of expected residual returns excludes gross fees paid to a decision maker.  It is unlikely that Legg Mason will be the primary beneficiary for VIEs created to manage assets for clients which qualify for the deferral unless Legg Mason’s ownership interest, including interests of related parties, is substantial, unless Legg Mason may earn significant performance fees from the VIE or unless Legg Mason is considered to have a material implied variable interest.  In determining whether it is the primary beneficiary of a VIE which qualifies for the deferral, Legg Mason considers both qualitative and quantitative factors such as the voting rights of the equity holders, economic participation of all parties, including how fees are earned and paid to Legg Mason, related party ownership, guarantees and implied relationships.  In determining the primary beneficiary, Legg Mason must make assumptions and estimates about, among other things, the future performance of the underlying assets held by the VIE, including investment returns, cash flows, and credit and interest rate risks.  In determining whether a VIE is significant, Legg Mason considers the same factors used for determination of the primary beneficiary.

SFAS No. 167

Legg Mason sponsors and is the manager for collateralized debt obligation entities (“CDOs”) and collateralized loan obligation entities (“CLOs”) that do not qualify for the deferral, and are assessed under the new accounting guidance, as follows.  Legg Mason determines whether it has a variable interest in a VIE by considering if, among other things, it has the obligation to absorb losses, or the right to receive benefits, that are expected to be significant to the VIE.  Legg Mason also considers the management fee structure, including the seniority level of its fees, the current and expected economic performance of the entity, as well as other provisions included in the governing documents that might restrict or guarantee an expected loss or residual return. If Legg Mason has a significant variable interest, it determines whether it is the primary beneficiary of the VIE if it has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses, or the right to receive benefits, that potentially could be significant to the VIE.

In evaluating whether it has the obligation to absorb losses, or the right to receive benefits, that potentially could be significant to the VIE, Legg Mason considers factors regarding the design, terms, and characteristics of the investment vehicles, including, but not limited to, the following qualitative factors: if it has involvement with the investment vehicle beyond providing management services; if it holds equity or debt interests in the investment vehicle; if it has transferred any assets to the investment vehicle; if the potential aggregate fees in future periods are insignificant relative to the potential cash flows of the investment vehicle; and if the variability of the expected fees in relation to the potential cash flows of the investment vehicle is insignificant.

Under both the new accounting guidance and prior guidance, Legg Mason must consolidate VIEs for which it is deemed to be the primary beneficiary.

Fair Value Option

Legg Mason has elected the fair value option for certain eligible assets and liabilities, including corporate loans and debt, of a CLO it is consolidating (see Note 3).  Management believes that the use of the fair value option eliminates certain timing differences and better matches the changes in fair value of assets and liabilities related to the CLO.  Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are reported in earnings.  The decision to elect the fair value option is determined on an instrument by instrument basis, must be applied to an entire instrument and is irrevocable once elected.  Assets and liabilities which are measured at fair value pursuant to the fair value option are reported separately in the Consolidated Balance Sheets from those instruments measured using another accounting method.  At this time, the Company has not elected to apply the fair value option to any of its other financial instruments.

Appropriated Retained Earnings

Upon the adoption of new consolidation guidance and the related election of the fair value option for eligible assets and liabilities of the CLO describe above, Legg Mason recorded a cumulative effect adjustment to Appropriated retained earnings of consolidated investment vehicles on the Consolidated Balance Sheets equal to the difference between the fair values of the CLO’s assets and liabilities.  This difference is recorded as “appropriated earnings” because the investors in the CLO, not Legg Mason shareholders, will ultimately realize any benefits and losses associated with the CLO.  Subsequent to April 1, 2010, changes in the fair values of the CLO assets and liabilities are recorded as Net income (loss) attributable to noncontrolling interests in the Consolidated Statements of Income and Appropriated retained earnings of consolidated investment vehicles in the Consolidated Balance Sheets.

Restructuring Costs

In May 2010, Legg Mason’s management committed to a plan to streamline its business model as further described in Note 12.  The costs anticipated in connection with this plan primarily relate to employee termination benefits and contract termination costs.  Termination benefits, recorded as Transition-related compensation in the Consolidated Statements of Income, include amounts for severance and retention, both of which require employees to provide future service and are therefore expensed ratably over the required service period.  Contract termination and other costs are expensed when incurred.

Noncontrolling interests

Noncontrolling interests related to CIVs are classified as redeemable noncontrolling interests since investors in these funds may request withdrawals at any time.  Redeemable noncontrolling interests as of and for the three months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,
	2010	2009
Balance, beginning of period	$ 29,577	$ 31,020
Net income attributable to redeemable noncontrolling interests	184	2,270
Net subscriptions received from noncontrolling interest holders	202	3,336
Balance, end of period	$ 29,963	$ 36,626

3.  Consolidation

As of April 1, 2010, Legg Mason is the investment manager for 12 CDOs/CLOs that are considered VIEs under new accounting guidance, since investors in these structures lack unilateral decision making authority.  These investment vehicles were created for the sole purpose of issuing collateralized instruments that offer investors the opportunity for returns that vary with the risk level of their investment.  Legg Mason’s management fee structure for these investment vehicles typically includes a senior management fee, and may also include subordinated and incentive management fees.  Legg Mason holds no equity interest in any of these investment vehicles.  In accordance with the methodology described in Note 2 above, Legg Mason concluded that its collateral management agreements do not represent a variable interest in 10 of the 12 investment vehicles.  As such, Legg Mason is not required to consolidate these 10 investment vehicles.  For the two remaining investment vehicles, which are CLOs, Legg Mason concluded that its collateral management agreements represent a variable interest primarily due to the level of subordinated fees.  After considering the factors described in Note 2 above, Legg Mason concluded that it is the primary beneficiary of one of the two CLOs, which results in its consolidation.  The collateral assets of this VIE are primarily comprised of investments in corporate loans and, to a lesser extent, bonds.  The assets of the CLO cannot be used by Legg Mason and gains and losses related to these assets have no impact on Net Income Attributable to Legg Mason, Inc.  The liabilities of this VIE are primarily comprised of debt and the CLO’s debt holders have recourse only to the assets of the CLO and have no recourse to the general credit or assets of Legg Mason.

In addition, Legg Mason was the primary beneficiary of one sponsored investment fund VIE and held a controlling financial interest in two sponsored investment fund VREs, all of which were consolidated as of June 30, 2010.  As of March 31, 2010, Legg Mason consolidated the sponsored investment fund VIE and one sponsored investment fund VRE discussed above.  Legg Mason’s investment in the sponsored investment funds that were consolidated as of June 30, 2010 and March 31, 2010 was $43.7 million and $61.9 million, respectively, which represents its maximum risk of loss. The assets of these sponsored investment funds are primarily comprised of investment securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.

The following tables reflect the impact of CIVs on the Consolidated Balance Sheets as of June 30, 2010 and March 31, 2010 and the Consolidated Statements of Income for the three months ended June 30, 2010 and 2009:

Consolidating Balance Sheets

	June 30, 2010				March 31, 2010
	Subsidiaries Before Consolidation of CIVs	CIVs	Eliminations	Total	Subsidiaries Before Consolidation of CIVs	CIVs	Eliminations	Total
Current assets	$ 1,970,016	$ 94,150	$ (44,326)	$ 2,019,840	$ 2,541,880	$ 79,692	$ (62,426)	$ 2,559,146
Non-current assets	6,019,599	292,171	—	6,311,770	6,040,873	13,692	—	6,054,565
Total assets	$ 7,989,615	$ 386,321	$ (44,326)	$ 8,331,610	$ 8,582,753	$ 93,384	$ (62,426)	$ 8,613,711
Current liabilities	$ 764,149	$ 39,471	$ (645)	$ 802,975	$ 1,044,972	$ 961	$ (578)	$ 1,045,355
Long-term debt of CIVs	—	252,444	—	252,444	—	—	—	—
Other non-current liabilities	1,650,727	—	—	1,650,727	1,697,055	—	—	1,697,055
Total liabilities	2,414,876	291,915	(645)	2,706,146	2,742,027	961	(578)	2,742,410
Redeemable noncontrolling interests	922	—	29,041	29,963	667	—	28,910	29,577
Total stockholders’ equity	5,573,817	94,406	(72,722)	5,595,501	5,840,059	92,423	(90,758)	5,841,724
Total liabilities and equity	$ 7,989,615	$ 386,321	$ (44,326)	$ 8,331,610	$ 8,582,753	$ 93,384	$ (62,426)	$ 8,613,711

Consolidating Statements of Income

	Three Months Ended
	June 30, 2010				June 30, 2009
	Subsidiaries Before Consolidation of CIVs	CIVs	Eliminations	Total	Subsidiaries Before Consolidation of CIVs	CIVs	Eliminations	Total
Total operating revenues	$ 674,944	$ —	$ (779)	$ 674,165	$ 613,868	$ —	$ (784)	$ 613,084
Total operating expenses	570,924	1,243	(779)	571,388	555,214	390	(835)	554,769
Operating income (loss)	104,020	(1,243)	—	102,777	58,654	(390)	51	58,315
Total other non-operating income (expense)	(28,971)	(2,393)	694	(30,670)	19,816	5,089	(2,516)	22,389
Income before income tax provision	75,049	(3,636)	694	72,107	78,470	4,699	(2,465)	80,704
Income tax provision	27,064	—	—	27,064	28,380	—	—	28,380
Net income (loss)	47,985	(3,636)	694	45,043	50,090	4,699	(2,465)	52,324
Less: Net income (loss) attributable to noncontrolling interests	54	—	(2,942)	(2,888)	36	—	2,234	2,270
Net income (loss) attributable to Legg Mason, Inc.	$ 47,931	$ (3,636)	$ 3,636	$ 47,931	$ 50,054	$ 4,699	$ (4,699)	$ 50,054

Other non-operating income (expense) includes interest income, interest expense and net gains (losses) on investments and long-term debt determined on an accrual basis.

The consolidation of CIVs has no impact on Net Income Attributable to Legg Mason, Inc.

The fair value of the financial assets and (liabilities) of CIVs were determined using the following categories of inputs as of June 30, 2010 and March 31, 2010:

	As of June 30, 2010
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Trading investments:
Hedge funds	$ —	$ 24,871	$ 13,934	$ 38,805
Government and corporate securities	—	27,279	—	27,279
Other	83	821	—	904
Total trading investment securities	83	52,971	13,934	66,988
Investments:
CLO loans	—	247,844	—	247,844
CLO bonds	—	26,093	—	26,093
Private equity funds	—	—	14,812	14,812
Total investments	—	273,937	14,812	288,749
Derivative assets	76	—	—	76
	$ 159	$ 326,908	$ 28,746	$ 355,813

Liabilities:
CLO debt	$ —	$ —	$ (252,444)	$ (252,444)
Reverse repurchase agreements	—	(23,498)	—	(23,498)
Derivative liabilities	(273)	(4,053)	—	(4,326)
	$ (273)	$ (27,551)	$ (252,444)	$ (280,268)

As of March 31, 2010
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total

Assets:
Investment securities:
Hedge funds	$ —	$ 24,813	$ 12,374	$ 37,187
Investments:
Private equity funds	—	—	13,692	13,692
	$ —	$ 24,813	$ 26,066	$ 50,879

The table below presents a summary of changes in assets and liabilities of CIVs measured at fair value using significant unobservable inputs (Level 3) for the periods from March 31, 2010 to June 30, 2010 and March 31, 2009 to June 30, 2009:

	Value as of March 31, 2010	Purchases, sales, issuances and settlements, net	Net transfer into/out of Level 3(1)	Realized and unrealized gains/(losses), net	Value as of June 30, 2010
Assets:
Hedge funds	$ 12,374	$ 1,200	$ —	$ 360	$ 13,934
Private equity funds	13,692	1,643	—	(523)	14,812
	$ 26,066	$ 2,843	—	$ (163)	$ 28,746
Liabilities:
CLO debt	$ —	$ —	$ (249,668)	$ (2,776)	$ (252,444)
Total realized and unrealized gains (losses), net				$ (2,939)

	Value as of March 31, 2009	Purchases, sales, issuances and settlements, net	Net transfer into/out of Level 3(1)	Realized and unrealized gains/(losses), net	Value as of June 30, 2009
Assets:
Hedge funds	$ 4,250	$ 448	$ 5,777	$ 2,296	$ 12,771
Private equity funds	4,976	2,248	—	4	7,228
	$ 9,226	$ 2,696	$ 5,777	$ 2,300	$ 19,999

(1)  Transfers into Level 3 for the three months ended June 30, 2010 and 2009 represent assets and liabilities recorded upon the initial consolidation of investment vehicles.

Realized and unrealized gains and losses recorded for Level 3 assets and liabilities of CIVs are included in Other non-operating income (expense) of CIVs on the Consolidated Statements of Income.  Total unrealized gains (losses) for Level 3 investments and liabilities of CIVs relating only to those assets and liabilities still held at the reporting date were $(2.9) million and $2.3 million for the three months ended June 30, 2010 and 2009, respectively.

The fair values of CLO loans and bonds are determined based on prices from well recognized third party pricing services that utilize available market data and are therefore classified as Level 2.  Legg Mason has established controls reasonably designed to assess the reasonableness of the prices provided.  The fair value of CLO debt is valued using a discounted cash flow methodology.  Inputs used to determine the expected cash flows include assumptions about forecasted default and recovery rates that a market participant would use in determining the fair value of the CLO’s underlying assets.  Given the significance of the unobservable inputs to the fair value measurement, the CLO debt valuation is classified as Level 3.

Short-term investments of CIVs are stated at amortized cost, which approximates market value.  Other investments of CIVs which are valued using net asset value (“NAV”) as a practical expedient may be classified as Level 2 or Level 3 based on the frequency of the related NAV determinations and the impact of redemption restrictions.  For investments of CIVs in illiquid and privately-held securities, for which market prices or quotations may not be readily available, management must estimate the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry to which it applies in order to determine the fair value.  These valuation processes for illiquid and privately-held securities inherently require management’s judgment and are therefore classified as Level 3.  Exchange traded options are valued using the last sale price or in the absence of a sale, the last offering price.  Options traded over the counter are valued using dealer supplied valuations.  Options are classified as Level 1.  Futures contracts are valued at the last settlement price at the end of each day on the exchange upon which they are traded and are classified as Level 2.  Index and single name credit default swaps and interest rate swaps are valued based on valuations furnished by pricing services and are classified as Level 2.

The NAV values used as a practical expedient by CIVs have been provided by the investees and have been derived from the fair values of the underlying investments as of the reporting date.  The following table summarizes, as of June 30, 2010, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized.

Category of Investment	Investment Strategy	Fair Value Determined Using NAV	Unfunded Commitments	Remaining Term
Hedge funds	Global, fixed income, macro, long/short equity, systematic, emerging market, U.S. and Europe hedge	$ 38,805 (1)	n/a	n/a
Private equity funds	Long/short equity	14,812 (2)	$ 15,918	9 years
Total		$ 53,617	$ 15,918

n/a – not applicable

(1)

21% monthly redemption, 26% quarterly redemption, 10% annual redemption, and 43% subject to 3-5 year lock-up or side pocket provisions.

(2)

Liquidations are expected during the remaining term.

There are no current plans to sell any of these investments.

The following table presents the fair value and unpaid principal balance of CLO loans, bonds and debt carried at fair value under the fair value option as of June 30, 2010:

CLO loans and bonds
Unpaid principal balance	$ 293,565
Unpaid principal balance in excess of fair value	(19,628)
Fair value	$ 273,937

Unpaid principal balance of loans more than 90 days past due	$ 4,963
Unpaid principal balance in excess of fair value for loans more than 90 days past due	(3,133)
Fair value of loans more than 90 days past due	$ 1,830

There were no loans in nonaccrual status as of June 30, 2010.

Debt
Principal amounts outstanding	$ 300,958
Excess unpaid principal over fair value	(48,514)
Fair value	$ 252,444

During the three months ended June 30, 2010, total losses of $4.2 million were recognized in Other non-operating income (expense) of CIVs in the Consolidated Statements of Income related to assets and liabilities for which the fair value option was elected.  For CLO loans and CLO debt measured at fair value, there was no impact on estimated gains and losses attributable to instrument-specific credit risk included in earnings for the three months ended June 30, 2010 because credit spreads for these instruments did not fluctuate during the period.

The CLO debt bears interest at variable rates based on LIBOR plus a pre-defined spread, which ranges from 25 basis points to 400 basis points.  All CLO debt matures on July 15, 2018.

Total derivative assets and liabilities of CIVs of $76 and $4,326, respectively, as of June 30, 2010, are recorded in Other assets or Other current liabilities of CIVs.  Gains and losses as of June 30, 2010 of $1,363 and $2,539, respectively, related to derivative assets and liabilities are included in Other non-operating income (expense) of CIVs.  There is no risk to Legg Mason in relation to the derivative assets and liabilities of the CIVs in excess of its investment in the funds, if any.

As of June 30, 2010 and March 31, 2010, for VIEs in which Legg Mason holds a significant variable interest or is the sponsor and holds a variable interest, but for which it was not the primary beneficiary, Legg Mason’s carrying value, the related VIEs assets and liabilities and maximum risk of loss were as follows:

As of June 30, 2010
	VIE Assets Not Consolidated	VIE Liabilities Not Consolidated	Equity Interests on the Consolidated Balance Sheet	Maximum Risk of Loss(2)
CDOs/CLOs(1)	$ 393,234	$ 365,234	$ —	$ 196
Other sponsored investment funds	17,430,831	3,237	68,975	92,099
Total	$ 17,824,065	$ 368,471	$ 68,975	$ 92,295

	As of March 31, 2010
	VIE Assets Not Consolidated	VIE Liabilities Not Consolidated	Equity Interests on the Consolidated Balance Sheet	Maximum Risk of Loss(2)
CDOs/CLOs	$ 3,508,290	$ 3,215,890	$ —	$ —
Public-Private Investment Program(3)	411,489	—	55,526	72,245
Other sponsored investment funds	16,564,227	1,334	47,484	71,383
Total	$ 20,484,006	$ 3,217,224	$ 103,010	$ 143,628

(1)

Legg Mason manages certain CDOs/CLOs in which it is no longer considered to have a variable interest under new accounting guidance effective April 1, 2010.  The aggregate cumulative assets and liabilities of these CDOs/CLOs were $2.5 billion and $2.2 billion, respectively, as of June 30, 2010.

(2)

Includes equity investments the Company has made or is required to make and any earned but uncollected management fees.

(3)

The Company continues to manage a fund under the Public-Private Investment Program, but as a result of restructuring its investment during the quarter ended June 30, 2010, the Company no longer has a variable interest in the Public-Private Investment Program fund.

The assets of these VIEs are primarily comprised of cash and cash equivalents and investment securities, and the liabilities are primarily comprised of debt and various expense accruals.

4.  Fair Values of Assets and Liabilities

The disclosures below include details of Legg Mason’s assets and liabilities that are measured at fair value, excluding the assets and liabilities of CIVs.  See Note 3, Consolidation, for information related to the assets and liabilities of CIVs that are measured at fair value.

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

	Value as of June 30, 2010
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total

ASSETS:
Cash equivalents(1)
Money market funds	$ 753,141	$ —	$ —	$ 753,141
Time deposits	—	72,159	—	72,159
Total cash equivalents	753,141	72,159	—	825,300
Trading investment securities
Investments relating to long-term incentive compensation plans(2)	111,303	39,391	—	150,694
Proprietary fund products and other investments(3)	57,602	62,325	30,822	150,749
Total trading investment securities	168,905	101,716	30,822	301,443
Available-for-sale investment securities	2,633	6,703	12	9,348
Investment in partnerships and LLCs	1,102	—	162,263	163,365
Derivative assets:
Currency and market hedges	2,019	—	—	2,019
Equity securities	—	—	1,701	1,701
	$ 927,800	$ 180,578	$ 194,798	$ 1,303,176
LIABILITIES:
Derivative liabilities:
Currency and market hedges	$ (840)	$ —	$ —	$ (840)

	Value as of March 31, 2010
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total

ASSETS:
Cash equivalents(1)
Money market funds	$ 930,015	$ —	$ —	$ 930,015
Time deposits	—	249,352	—	249,352
Total cash equivalents	930,015	249,352	—	1,179,367
Trading investment securities
Investments relating to long-term incentive compensation plans(2)	118,096	49,031	—	167,127
Proprietary fund products and other investments(3)	65,534	67,663	34,549	167,746
Total trading investment securities	183,630	116,694	34,549	334,873
Available-for-sale investment securities	2,533	4,412	12	6,957
Investment in partnerships and LLCs	1,192	—	121,585	122,777
Derivative assets:
Currency and market hedge	697	—	—	697
Equity Securities	—	—	1,884	1,884
	$ 1,118,067	$ 370,458	$ 158,030	$ 1,646,555
LIABILITIES:
Derivative Liabilities:
Currency and market hedge	$ (485)	$ —	$ —	$ (485)

(1)  Cash equivalents include highly liquid investments with original maturities of 90 days or less.  Cash investments in actively traded money market funds are measured at NAV and are classified as Level 1.  Cash investments in time deposits are measured at amortized cost, which approximates fair value because of the short time between the purchase of the instrument and its expected realization, and are classified as Level 2.

(2)   Primarily mutual funds where there is minimal market risk to the Company as any change in value is offset by an adjustment to compensation expense and related deferred compensation liability.

(3)   Primarily mutual funds that are invested approximately 57% and 68% in equity securities as of June 30, 2010 and March 31, 2010, respectively, and 43% and 32% in debt securities as of June 30, 2010 and March 31, 2010, respectively.

The tables below present a summary of changes in financial assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the periods from March 31, 2010 to June 30, 2010 and March 31, 2009 to June 30, 2009:

	Value as of March 31, 2010	Purchases, sales, issuances and settlements, net	Net transfer in (out) of Level 3	Realized and unrealized gains/(losses), net	Value as of June 30, 2010

ASSETS:
Proprietary fund products and other investments	$ 34,549	$ (2,500)	$ —	$ (1,227)	$ 30,822
Investment in partnerships and LLCs	121,585	38,222	—	2,456	162,263
Other investments	1,896	(183)	—	—	1,713
	$ 158,030	$ 35,539	$ —	$ 1,229	$ 194,798

	Value as of March 31, 2009	Purchases, sales, issuances and settlements, net	Net transfer in (out) of Level 3	Realized and unrealized gains/(losses), net	Value as of June 30, 2009

ASSETS:
Proprietary fund products and other investments	$ 36,469	$ —	$ —	$ 2,759	$ 39,228
Investment in partnerships and LLCs	53,743	10,027	—	(31)	63,739
Other investments	2,352	(24)	—	(174)	2,154
	$ 92,564	$ 10,003	$ —	$ 2,554	$ 105,121
LIABILITIES:
Fund support	$ (20,631)	$ —	$ —	$ 15,131	$ (5,500)

Total realized and unrealized gains, net				$ 17,685

Realized and unrealized gains and losses recorded for Level 3 investments are included in Other income (expense) on the Consolidated Statements of Income.  Total unrealized gains (losses)  for Level 3 investments relating only to those assets and liabilities still held at the reporting date were $(1.2) million and $19.8 million for the quarters ended June 30, 2010 and 2009, respectively.

As a practical expedient, Legg Mason relies on the NAV of certain investments as their fair value.  The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the reporting date.  The following table summarizes, as of June 30, 2010, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized.

Category of Investment	Investment Strategy	Fair Value Determined Using NAV	Unfunded Commitments	Remaining Term
Funds-of-hedge funds	Global, fixed income, macro, long/short equity, natural resources, systematic, emerging market, Europe hedge	$ 59,342 (1)	n/a	n/a
Private funds	Long/short equity	20,303 (2)	5,483	9 years
Private fund	Fixed income, residential and commercial mortgage-backed securities	71,046 (2)	5,058	8 years
Other	Various	13,225 (2)	n/a	Various(3)
Total		$ 163,916	$ 10,541

n/a – not applicable

(1)

55% monthly redemption, 45% quarterly redemption; 21% subject to 2 year lock-up.

(2)

Liquidations are expected over the remaining term.

(3)

82% 3-year remaining term, 18% 21-year remaining term.

There are no current plans to sell any of these investments.

5.  Fixed Assets

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

	June 30, 2010	March 31, 2010
Equipment	$ 194,600	$ 196,624
Software	215,322	212,835
Leasehold improvements and capital lease assets	307,461	306,435
Total cost	717,383	715,894
Less: accumulated depreciation and amortization	(372,573)	(354,075)
Fixed assets, net	$ 344,810	$ 361,819

Depreciation and amortization expense included in operating income was $20,840 and $22,016 for the quarters ended June 30, 2010 and 2009, respectively.

6. Intangible Assets and Goodwill

The following tables reflect the components of intangible assets as of:

	June 30, 2010	March 31, 2010
Amortizable asset management contracts
Cost	$ 211,577	$ 212,333
Accumulated amortization	(138,358)	(133,210)
Net	73,219	79,123
Indefinite–life intangible assets
Fund management contracts	3,753,207	3,753,299
Trade names	69,800	69,800
	3,823,007	3,823,099
Intangible assets, net	$ 3,896,226	$ 3,902,222

As of June 30, 2010, management contracts are being amortized over a weighted-average life of 4.1 years. Estimated amortization expense for each of the next five fiscal years is as follows:

Remaining 2011	$ 17,140
2012	19,851
2013	14,659
2014	12,453
2015	3,538
Thereafter	5,578
Total	$ 73,219

The change in the carrying value of goodwill for the three months ended June 30, 2010 is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value
Balance, beginning of period	$ 2,477,196	$ (1,161,900)	$ 1,315,296
Impact of excess tax basis amortization	(5,238)	—	(5,238)
Other, including changes in foreign exchange rates	(4,078)	—	(4,078)
Balance, end of period	$ 2,467,880	$ (1,161,900)	$ 1,305,980

7. Long-Term Debt and Equity Units

The disclosures below include details of Legg Mason’s debt, excluding the debt of CIVs.  See Note 3, Consolidation, for information related to the debt of CIVs.

The accreted value of long-term debt consists of the following:

	June 30, 2010			March 31, 2010
	Current Accreted Value	Unamortized Discount	Maturity Amount	Current Accreted Value
2.5% convertible senior notes	$ 1,060,152	$ 189,848	$ 1,250,000	$ 1,051,243
5.6% senior notes from Equity Units	103,039	—	103,039	103,039
Third-party distribution financing	—	—	—	1,639
Other term loans	13,021	—	13,021	14,413
Subtotal	1,176,212	189,848	1,366,060	1,170,334
Less: current portion	3,852	—	3,852	5,154
Total	$ 1,172,360	$ 189,848	$ 1,362,208	$ 1,165,180

As of June 30, 2010, the aggregate maturities of long-term debt, based on their contractual terms, are as follows:

Remaining 2011	$ 2,124
2012	2,329
2013	843
2014	894
2015	1,250,948
Thereafter	108,922
Total	$ 1,366,060

At June 30, 2010, the estimated fair value of long-term debt was approximately $1,310,657.

Legg Mason is accreting the carrying value of the 2.5% convertible senior notes to the principal amount at maturity using an interest rate of 6.5% (the effective borrowing rate for non-convertible debt at the time of issuance) over its expected life of seven years, resulting in additional interest expense for the quarters ended June 30, 2010 and June 30, 2009 of approximately $8.9 million and $8.4 million, respectively. The amount by which the notes’ if-converted value exceeds the accreted value using a current interest rate of 3.53% as of June 30, 2010 (representing a potential loss) is approximately $131.3 million.

8. Stock-Based Compensation

Legg Mason’s stock-based compensation includes stock options, employee stock purchase plans, restricted stock awards and units, performance shares payable in common stock, and deferred compensation payable in stock.  Shares available for issuance under the active equity incentive plan as of June 30, 2010 were approximately 7.8 million. Options under Legg Mason’s employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in equal increments over three to five years and expire within five to 10 years from the date of grant.

Compensation expense relating to stock options for the three months ended June 30, 2010 and 2009 was $4,632 and $5,513, respectively.

Stock option transactions during the three months ended June 30, 2010 and 2009, respectively, are summarized below:

	Three months ended June 30,
	2010		2009
	Number of shares	Weighted-average exercise price per share	Number of shares	Weighted-average exercise price per share
Options outstanding at March 31	6,054	$ 57.75	5,554	$ 64.09
Granted	689	33.25	115	19.42
Exercised	(142)	26.12	—	—
Canceled/ forfeited	(61)	55.58	(230)	66.64
Options outstanding at June 30	6,540	$ 55.88	5,439	$ 63.03

At June 30, 2010, options were exercisable for 2,660 shares with a weighted-average exercise price of $76.12 and a weighted-average remaining contractual life of 3.1 years.  Unamortized compensation cost related to unvested options (3,880 shares) at June 30, 2010 of $47,336 is expected to be recognized over a weighted-average period of 2.1 years.

The weighted-average fair value of stock options granted during the three months ended June 30, 2010 and 2009, using the Black-Scholes option pricing model, was $14.44 and $11.29 per share, respectively.

The following weighted-average assumptions were used in the model for grants in fiscal 2010 and 2009:

	Three months ended June 30, 2010	Three months ended June 30, 2009
Expected dividend yield	1.39%	1.19%
Risk-free interest rate	2.41%	2.79%
Expected volatility	52.84%	65.92%
Expected lives (in years)	5.18	6.80

Compensation expense relating to restricted stock and restricted stock units for the three months ended June 30, 2010 and 2009 was $7,384 and $7,169, respectively.

Restricted stock and restricted stock unit transactions during the three months ended June 30, 2010 and 2009, respectively, are summarized below:

	Three months ended June 30,
	2010		2009
	Number of shares	Weighted-average grant date value	Number of shares	Weighted-average grant date value
Unvested shares at March 31	1,605	$ 34.80	1,341	$ 51.26
Granted	1,607	33.25	505	19.47
Vested	(402)	39.08	(258)	60.25
Canceled/ forfeited	(10)	34.17	(34)	57.44
Unvested shares at June 30	2,800	$ 33.31	1,554	$ 39.36

Unamortized compensation cost related to unvested restricted stock and restricted stock unit awards at June 30, 2010 of $80,115 is expected to be recognized over a weighted-average period of 2.0 years.

Compensation expense relating to the stock purchase plan and deferred compensation payable in stock for the three months ended June 30, 2010 and 2009 was $185 and $190, respectively.

As of June 30, 2010, non-employee directors held 288 stock options, which are included in the outstanding options presented in the table above.  As of June 30, 2010, non-employee directors held 53 restricted stock units, which vest on the grant date and are therefore not included in the unvested shares of restricted stock and restricted stock units in the table above.  There were no stock option, restricted stock or restricted stock unit transactions related to non-employee directors during the quarter.

As part of the Company’s restructuring initiative, as further discussed in Note 12, the employment of certain recipients of stock option and restricted stock awards will be terminated.  The termination benefits extended to these employees include accelerated vesting of any portion of their equity incentive awards that would not have vested by January 1, 2012 under the original terms of the awards.  During the quarter ended June 30, 2010, the portion of the awards subject to accelerated vesting have been revalued and are being expensed over the new remaining vesting period, the impact of which is included above.

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

As of June 30, 2010, the minimum annual aggregate rentals under operating leases and servicing agreements are as follows:

Remaining 2011	$ 101,799
2012	127,115
2013	107,843
2014	88,560
2015	80,310
Thereafter	592,885
Total	$ 1,098,512

The table above does not include aggregate obligations of $33,052 for property and equipment under capital leases.

The minimum rental commitments shown above have not been reduced by $153,926 for minimum sublease rentals to be received in the future under non-cancelable subleases, of which approximately 55% is due from one counterparty.  If a sub-tenant defaults on a sublease, Legg Mason may incur operating expense charges to reflect expected future sublease rentals at reduced amounts, as a result of the current commercial real estate market.

The above minimum rental commitments includes $1,007,788 in real estate and equipment leases and $90,724 in service and maintenance agreements.

As of June 30, 2010, Legg Mason had commitments to invest approximately $31,385 in investment vehicles. These commitments will be funded as required through the end of the respective investment periods through fiscal 2018.

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

In accordance with accounting guidance related to contingencies, Legg Mason has established provisions for estimated losses from pending complaints, legal actions, investigations and proceedings when it is probable that a loss has been incurred and a reasonable estimate of loss can be made. While the ultimate resolution of these matters cannot be currently determined, in the opinion of management, after consultation with legal counsel, Legg Mason does not believe that the resolution of these actions will have a material adverse effect on Legg Mason’s financial condition. However, the results of operations could be materially affected during any period if liabilities in that period differ from Legg Mason’s prior estimates, and Legg Mason’s cash flows could be materially affected during any period in which these matters are resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period to period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution or insurance reimbursement.

10. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing Net Income Attributable to Legg Mason, Inc. by the weighted average number of shares outstanding. The calculation of weighted average shares includes common shares and shares exchangeable into common stock.  Diluted EPS is similar to basic EPS, but adjusts for the effect of potentially issuable common shares, except when inclusion is antidilutive.

Basic and diluted earnings per share for the three months ended June 30, 2010 and 2009 include all vested shares of restricted stock related to Legg Mason’s deferred compensation plans.

The following table presents the computations of basic and diluted EPS:

	Three Months Ended June 30,
	2010		2009
	Basic	Diluted	Basic	Diluted

Weighted average shares outstanding	160,123	160,123	142,006	142,006
Potential common shares:
Employee stock options	—	191	—	17
Unvested shares related to deferred compensation	—	448	—	121
Shares issuable upon payment of contingent consideration	—	—	—	982
Total weighted average diluted shares	160,123	160,762	142,006	143,126
Net Income	$ 45,043	$ 45,043	$ 52,324	$ 52,324
Less: Net income (loss) attributable to noncontrolling interests	(2,888)	(2,888)	2,270	2,270
Net Income Attributable to Legg Mason, Inc.	$ 47,931	$ 47,931	$ 50,054	$ 50,054
Net Income per Share Attributable to Legg Mason, Inc. common shareholders	$ 0.30	$ 0.30	$ 0.35	$ 0.35

During the three months ended June 30, 2010, Legg Mason entered into separate accelerated share repurchase agreements (“ASR Agreements”) with two financial institutions (each a “Counterparty”) to repurchase, in the aggregate, $300 million of Legg Mason common stock.  Legg Mason received an initial delivery of 9,157 shares under the agreements in June 2010 for which 1,006 shares are included in weighted average shares outstanding for the three months ended June 30, 2010.  All shares received under the ASR Agreements were retired.  The ASR Agreements contemplate that final settlement will occur on or before September 30, 2010, at a time selected by each Counterparty in its discretion.  At settlement, Legg Mason may be entitled to receive additional shares of common stock or cash, based primarily on the volume-weighted average share price of Legg Mason’s stock during the term of the agreements subject to a pricing collar, which establishes a minimum and maximum number of shares that can be repurchased.  Under certain limited circumstances Legg Mason may have an obligation to the Counterparties which can be settled, at Legg Mason’s discretion, by making payment or delivering common stock to the Counterparties.  Under applicable accounting guidance, each ASR agreement is treated as two separate equity transactions, where initial share delivery is a treasury stock purchase and ultimate settlement is a forward stock transaction indexed to the price of Legg Mason’s common stock.

During the quarter ended June 30, 2010, Legg Mason also purchased and retired 509 shares of its common stock in an open market purchase for which 201 shares are included in weighted average shares outstanding for the three months ended June 30, 2010.

The diluted EPS calculations for the three months ended June 30, 2010 and 2009 exclude any potential common shares issuable under the convertible 2.5% senior notes or the convertible Equity Units because the market price of Legg Mason common stock has not exceeded the price at which conversion under either instrument would be dilutive using the treasury stock method.

Options to purchase 5,201 and 5,490 shares for the three months ended June 30, 2010 and June 30, 2009, respectively, were not included in the computation of diluted earnings per share because the presumed proceeds from exercising such options, including related unamortized cost and income tax benefits, if any, exceed the average price of the common shares for the period and therefore the options are deemed antidilutive.  Diluted EPS for the periods ended June 30, 2010 and June 30, 2009 include unvested shares of restricted stock related to those plans, except for 823 and 1,376 shares, respectively, which were deemed antidilutive.

11.  Derivatives and Hedging

The disclosures below include details of Legg Mason’s derivatives and hedging excluding the derivatives and hedging of CIVs.  See Note 3, Consolidation, for information related to the derivatives and hedging of CIVs.

Legg Mason continues to use currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, euro, and Great Britain pound.  Legg Mason had open currency forward contracts with aggregate gross asset and liability fair values of $1,341 and $784, respectively, as of June 30, 2010 and $671 and $255, respectively, as of March 31, 2010, which are classified as Other assets and Other liabilities.  In the Consolidated Balance Sheets, Legg Mason nets the fair value of certain foreign currency forwards executed with the same counterparty where Legg Mason has both the legal right and intent to settle the contracts on a net basis.  For the quarters ended June 30, 2010 and 2009, Legg Mason recognized gains of $2,885 and $4,890, respectively, and losses of $1,290 and $8,448, respectively, included in Other expense, for foreign exchange hedges associated with operating activities.  For the quarter ended June 30, 2010, Legg Mason recognized gains and losses of $243 and $17, respectively, included in Other non-operating income (expense), for foreign exchange hedges associated with seed capital investments.  There were no gains or losses related to foreign exchange hedges included in Other non-operating income (expense) for the quarter ended June 30, 2009.

Legg Mason also continues to use market hedges on certain seed capital investments by entering into futures contracts to sell index funds that benchmark the hedged seed capital investments. Legg Mason had open futures contracts with aggregate gross asset and liability fair values of $678 and $56, respectively, as of June 30, 2010, and $26 and $230, respectively, as of March 31, 2010, classified as Other assets.  These open futures contracts required cash collateral of $2,782 and $2,185, as of June 30, 2010 and March 31, 2010, respectively.  For the quarter ended June 30, 2010, Legg Mason recognized gains and losses of $1,931 and $308, respectively, included in Other non-operating income (expense) relating to futures contracts intended to offset movements in the value of seed capital investments.  Legg Mason began using the futures contracts discussed above during the third quarter of fiscal 2010, and therefore, there were no gains or losses related to market hedges recorded during the quarter ended June 30, 2009.

12. Restructuring

In May 2010, Legg Mason announced a plan to streamline its business model to drive increased profitability and growth that includes:  1) transitioning certain shared services to its investment affiliates where they are closer to the actual client relationships and can be delivered with greater effectiveness and efficiency; and 2) its Americas distribution group sharing in affiliate revenue.  This plan involves headcount reductions in operations, technology, and other administrative areas, which may be partially offset by headcount increases at the affiliates, and will ultimately enable Legg Mason to eliminate a portion of its corporate office space that was dedicated to operations and technology employees.  Legg Mason expects the initiative to be substantially complete in fiscal 2012.

This initiative involves restructuring- and transition-related costs that primarily include charges for severance and retention incentives.  The restructuring- and transition-related costs also involve other costs, including for early contract terminations, asset disposals, and professional fees, which will be recorded in the appropriate operating expense line.  Total restructuring- and transition-related costs are expected to be in the range of $115,000 to $135,000, and will primarily be incurred during fiscal 2011 and fiscal 2012.

Charges for restructuring- and transition-related costs were $3,155 for the three months ended June 30, 2010, which primarily represent costs for severance and retention incentives.  The table below presents a summary of changes in the restructuring- and transition-related liability from March 31, 2010 through June 30, 2010 and cumulative charges incurred through June 30, 2010:

	Balance as of March 31, 2010	Accrued charges	Balance as of June 30, 2010	Cumulative Charges
Severance and retention incentives	$ —	$ 2,713	$ 2,713	$ 2,713
Other	—	—	—	442
	$ —	$ 2,713	$ 2,713	$ 3,155

There were no cash payments made for restructuring- and transition-related costs during the three months ended June 30, 2010.

The estimates for remaining restructuring- and transition-related costs are as follows:

	Minimum	Maximum
Severance and retention incentives	$ 92,500	$ 97,500
Other costs	19,500	34,500
Total	$ 112,000	$ 132,000

During the transition period beginning July 1, 2010, costs of providing corporate shared services will be allocated to the Company’s asset management affiliates, which will correspondingly have the impact of reducing their compensation under revenue sharing agreements.  As a result, the initiative also involves payments to these affiliates, referred to as a compensation bridge, to temporarily offset the impact of absorbing the allocated costs, which will be recorded as Compensation and benefits.  The bridge will be primarily in cash, but will also include grants of restricted stock.  As of June 30, 2010, total transition payments to affiliates are expected to be approximately $75,000, and will be incurred primarily during fiscal 2011 and fiscal 2012.

13. Liquidity Fund Support

As of March 31, 2010, all previously existing support arrangements had expired or were terminated in accordance with their terms. For the quarter ended June 30, 2009, Legg Mason recognized a pre-tax gain of $17,558 ($12,524 net of income taxes) which includes increases in the value of the underlying securities, in addition to pre-tax gains on foreign exchange forward contracts of $1,371 and an interest payment of $1,056 received during the June 2009 quarter related to SIV securities that were sold in the fourth quarter of fiscal 2009.  These items are included in Other non-operating income (expense) on the Consolidated Statement of Income.

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

Our financial position and results of operations are materially affected by the overall trends and conditions of the financial markets, particularly in the United States, but increasingly in the other countries in which we operate. Results of any individual period should not be considered representative of future results. Our profitability is sensitive to a variety of factors, including the amount and composition of our assets under management, and the volatility and general level of securities prices and interest rates, among other things. Sustained periods of unfavorable market conditions are likely to affect our profitability adversely. In addition, the diversification of services and products offered, investment performance, access to distribution channels, reputation in the market, attracting and retaining key employees and client relations are significant factors in determining whether we are successful in attracting and retaining clients. For a further discussion of factors that may affect our results of operations, refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

The financial services business in which we are engaged is extremely competitive. Our competition includes numerous global, national, regional and local asset management firms, broker-dealers and commercial banks. The industry has been dramatically impacted by the  economic downturn and the consolidation of financial services firms through mergers and acquisitions in prior years.  The industry in which we operate is also subject to extensive regulation under federal, state, and foreign laws. Like most firms, we have been and will continue to be impacted by regulatory and legislative changes. Responding to these changes has required us to incur costs that continue to impact our profitability.

Terms such as “we,” “us,” “our,” and “company” refer to Legg Mason.

Business Environment

The financial environment in the United States during the quarter ended June 30, 2010 experienced increased economic volatility. During the quarter, equity markets fell as a result of continued high unemployment rates, investor uncertainty, and the economic turmoil in Europe. As a result, all major U.S. equity market indices, as well as the Barclays Capital Global Aggregate Bond Index, decreased during the three months ended June 30, 2010. However, the

Barclays Capital U.S. Aggregate Bond Index increased slightly during the quarter, as illustrated in the table below:

Indices	% Change for the Three Months Ended June 30, 2010
Dow Jones Industrial Average(1)	(9.97%)
S&P 500(2)	(11.86%)
NASDAQ Composite Index(3)	(12.04%)
Barclays Capital U.S. Aggregate Bond Index(4)	3.49%
Barclays Capital Global Aggregate Bond Index(4)	(0.04%)

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

During the quarter ended June 30, 2010, the Federal Reserve Board held the federal funds rate at 0.25%. However, despite recent improvements in previous quarters, the current quarter’s market decline is evidence that the financial environment in which we operate continues to be challenging, and we expect the challenges to persist. We cannot predict how these uncertainties will impact our results.

Quarter Ended June 30, 2010 Compared to Quarter Ended June 30, 2009

Assets Under Management

The components of the changes in our assets under management (“AUM”) (in billions) for the three months ended June 30 were as follows:

	2010	2009
Beginning of period	$ 684.5	$ 632.4
Investment funds, excluding liquidity funds
Sales	13.5	8.1
Redemptions	(10.5)	(11.2)
Separate account flows, net	(11.2)	(25.2)
Liquidity fund flows, net	(14.9)	(2.0)
Net client cash flows	(23.1)	(30.3)
Market performance and other (1)	(16.0)	54.8
End of period	$ 645.4	$ 656.9

(1)

Includes impact of foreign exchange.

In the last three months, AUM decreased by $39.1 billion or 5.7% from $684.5 billion at March 31, 2010. The decrease in AUM was attributable to net client outflows of $23.1 billion, and market depreciation of $16.0 billion, including an offset of approximately 4% in foreign exchange impact. The majority of outflows were liquidity assets of $15 billion, or 65% of the outflows, followed by fixed income outflows of $9 billion, primarily at Western Asset Management Company (“Western Asset”). ClearBridge Advisors LLC (“ClearBridge”) launched a new $1.3 billion closed-end fund, the ClearBridge Energy MLP Fund, during the quarter, which resulted in equity inflows for the first quarterly period since fiscal 2006.  In addition, inflows were experienced in equity products managed at Batterymarch Financial Management (“Batterymarch”) and Permal Group, Ltd. (“Permal”).  These inflows were offset in part by outflows in equity products managed at ClearBridge and Legg Mason Capital Management, Inc. (“LMCM”).

AUM at June 30, 2010 was $645.4 billion, a decrease of $11.5 billion or 1.8% from June 30, 2009. The decrease in AUM was attributable to net client outflows of $74.8 billion offset by market appreciation of $63.3 billion, of which approximately 3% resulted from the impact of foreign currency exchange fluctuation. There were net client outflows in all asset classes over the trailing 12 months. The majority of outflows were in fixed income with $51.2 billion, or 68% of the outflows, followed by liquidity outflows and equity outflows of $15.2 billion and $8.4 billion, respectively. The majority of fixed income outflows were in products managed by Western Asset. Equity outflows were primarily experienced by equity products managed at ClearBridge, LMCM, Batterymarch, and Global Currents Investment Management (“Global Currents”), offset partially by inflows at Royce and Associates (“Royce”). Due in part to investment performance issues in the past, we experienced net equity outflows, prior to the June 2010 quarter, since fiscal 2006 and continue to experience net fixed income outflows since fiscal 2008. We generally earn higher fees and profits on equity AUM, and decreases in this asset class will more negatively impact our revenues and Net Income than would decreases in other asset classes.

We have been informed that Morgan Stanley Smith Barney intends to amend certain historical Smith Barney brokerage programs providing for investment in liquidity funds that our asset managers manage during the fourth quarter of this fiscal year.  The changes will result in a reduction of approximately $23 billion in liquidity AUM.  We are currently waiving much of the management fees generated by these assets, so a loss of this AUM this quarter would have reduced revenues by $7 million and not had a material impact on Net Income.

AUM by Asset Class

AUM by asset class (in billions) as of June 30 was as follows:

		% of		% of	%
	2010	Total	2009	Total	Change
Equity	$ 155.8	24.1%	$ 143.6	21.9%	8.5%
Fixed Income	357.9	55.5	366.6	55.8	(2.4)
Liquidity	131.7	20.4	146.7	22.3	(10.2)
Total	$ 645.4	100.0%	$ 656.9	100.0%	(1.8) %

The component changes in our AUM by asset class (in billions) for the three months ended June 30, 2010 were as follows:

	Equity	Fixed Income	Liquidity	Total
March 31, 2010	$ 173.8	$ 364.3	$ 146.4	$ 684.5
Investment funds, excluding liquidity funds
Sales	6.6	6.9	—	13.5
Redemptions	(6.0)	(4.5)	—	(10.5)
Separate account flows, net	0.1	(11.8)	0.5	(11.2)
Liquidity fund flows, net	—	—	(14.9)	(14.9)
Net client cash flows	0.7	(9.4)	(14.4)	(23.1)
Market performance	(18.7)	3.0	(0.3)	(16.0)
June 30, 2010	$ 155.8	$ 357.9	$ 131.7	$ 645.4

Average AUM by asset class (in billions) for the three months ended June 30 was as follows:

		% of		% of	%
	2010	Total	2009	Total	Change
Equity	$ 167.6	25.1%	$ 138.0	21.3%	21.4%
Fixed Income	362.0	54.2	362.3	56.0	(0.1)
Liquidity	138.7	20.7	146.9	22.7	(5.6)
Total	$ 668.3	100.0%	$ 647.2	100.0%	3.3%

AUM by Division

AUM by division (in billions) as of June 30 was as follows:

		% of		% of	%
	2010	Total	2009	Total	Change
Americas	$ 450.3	69.8%	$ 457.1	69.6%	(1.5) %
International	195.1	30.2	199.8	30.4	(2.4)
Total	$ 645.4	100.0%	$ 656.9	100.0%	(1.8) %

The component changes in our AUM by division (in billions) for the three months ended June 30, 2010 were as follows:

	Americas	International	Total
March 31, 2010	$ 475.8	$ 208.7	$ 684.5
Investment funds, excluding liquidity funds
Sales	7.6	5.9	13.5
Redemptions	(8.2)	(2.3)	(10.5)
Separate account flows, net	(7.5)	(3.7)	(11.2)
Liquidity fund flows, net	(9.5)	(5.4)	(14.9)
Net client cash flows	(17.6)	(5.5)	(23.1)
Market performance and other	(7.9)	(8.1)	(16.0)
June 30, 2010	$ 450.3	$ 195.1	$ 645.4

Investment Performance(1)

Investment performance in the quarter ended June 30, 2010 lagged from the previous quarter. Investor uncertainty, continued unemployment claims above 9%, an oil crisis in the Gulf of Mexico and economic turmoil in Europe, where major nations and central banks of the world pledged almost $1 trillion in support, drove volatility for the three months ended June 30, 2010. As of June 30, 2010, for the trailing 1-year, 3-year, 5-year, and 10-year periods approximately 41%, 52%, 63%, and 80%, respectively, of our marketed equity composite(2) assets outpaced their benchmarks. As of June 30, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods approximately 54%, 54%, 57%, and 91%, respectively, of our marketed equity composite assets outpaced their benchmarks.

1   Index performance in this section includes reinvestment of dividends and capital gains.

2  A composite is an aggregation of discretionary portfolios (separate accounts and investment funds) into a single group that represents a particular investment objective or strategy. Each of our asset managers has its own specific guidelines for including portfolios in its marketed composites. Assets under management that are not managed in accordance with the guidelines are not included in a composite. As of June 30, 2010 and 2009, 89% and 87% of our equity assets under management and 90% and 84% of our fixed income assets under management, respectively, were in marketed composites.

In the fixed income markets, mixed economic data and increased fears over global sovereign risk caused U.S. Treasury yields to fall across the yield curve.  The 30-year yields fell 0.82% to 3.89% while one-year yields dropped 0.07% to 0.31%.  Investors were less willing to take risks, leading to mixed results across fixed income sectors.  The Federal Reserve Board kept the federal funds rate steady at 0.25% and reiterated that rates would be kept low for an extended period in an attempt to continue to moderate inflation concerns.

The worst performing fixed income sector was high yield bonds as measured by the Barclays U.S. High Yield Bond returning (0.11)%. As of June 30, 2010, for the trailing 1-year, 3-year, 5-year, and 10-year periods approximately 86%, 31%, 50%, and 88%, respectively, of our marketed fixed income composite assets outpaced their benchmarks. As of June 30, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods approximately 29%, 12%, 19%, and 78%, respectively, of our fixed income marketed composite assets outpaced their benchmarks.

As of June 30, 2010, for the trailing 1-year, 3-year, 5-year, and 10-year periods 46%, 71%, 73%, and 78%, respectively, of our U.S. long-term mutual fund(3) assets outpaced their Lipper category average.  As of June 30, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods 54%, 56%, 58%, and 78%, respectively, of our U.S. long-term mutual fund(3) assets outpaced their Lipper category average.

As of June 30, 2010, for the trailing 1-year, 3-year, 5-year, and 10-year periods 34%, 66%, 66%, and 75%, respectively, of our U.S. equity mutual fund(3) assets outpaced their Lipper category average. As of June 30, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods 49%, 61%, 52%, and 77%, respectively, of our U.S. equity mutual fund(3) assets outpaced their Lipper category average.

As of June 30, 2010, for the trailing 1-year, 3-year, 5-year, and 10-year periods 64%, 80%, 86%, and 86%, respectively, of our U.S. fixed income mutual fund(3) assets outpaced their Lipper category average. As of June 30, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods 63%, 49%, 67%, and 80%, respectively, of our U.S. fixed income mutual fund(3) assets outpaced their Lipper category average.

Revenue by Division

Operating revenues by division (in millions) for the three months ended June 30 were as follows:

		% of		% of	%
	2010	Total	2009	Total	Change
Americas	$ 471.1	69.9%	$ 443.8	72.4%	6.2%
International	203.1	30.1	169.3	27.6	20.0
Total(1)	$ 674.2	100.0%	$ 613.1	100.0%	10.0%

The increase in operating revenues in the Americas division was primarily due to increased mutual fund advisory fees on assets managed by Royce.  The increase in operating revenues in the International division was primarily due to increased performance fees at Western Asset, increased mutual fund advisory fees on assets managed by Legg Mason Japan and Western Asset and increased fund revenues at Permal.

3   Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of June 30, 2010 and 2009, the U.S. long-term mutual fund assets represented in the data accounted for 16% and 13%, respectively, of our total assets under management. The performance of our U.S. long-term mutual fund assets is included in the marketed composites.

Business Model Streamlining Initiative

In May 2010, we announced an initiative to streamline our business model to drive increased profitability and growth that includes (i) transitioning certain shared services to our investment affiliates where they are closer to the actual client relationships and (ii) our Americas distribution group sharing in affiliate revenue.  We project that the initiative will result in $130-150 million in expense reductions commencing on a run rate basis by the fourth quarter of fiscal year 2012.  These expense reductions are expected to consist of (i) approximately $75 million from transitioning certain shared services to our affiliates without any corresponding adjustment in their revenue sharing or other compensation arrangements, (ii) approximately $50 million from eliminating and streamlining activities in our corporate and distribution business units and (iii) approximately $15 million from our Americas distribution group sharing in affiliate revenues from retail assets under management without any corresponding adjustment in their revenue sharing or other compensation arrangements.

The initiative involves approximately $115-135 million in restructuring- and transition- related costs that primarily include charges for severance and retention incentives that will be reported in a separate compensation expense line on the Consolidated Statements of Income.  The restructuring- and transition-related costs will also include costs for early contract terminations, asset disposals and professional fees. We currently expect that approximately 40% of these costs will be accrued in fiscal 2011 and the remainder will be accrued in fiscal 2012.  As described above, our affiliates will absorb $75 million in shared services costs.  Accordingly, in fiscal 2011 and 2012, affiliate compensation pools will be reduced by a corresponding amount and we will provide the affiliates $75 million in payments to fund compensation during the transition period.

The significant financial impact of the initiative will commence in the quarter ending September 30, 2010.  Accordingly, only $3 million in transition-related expenses were accrued during the quarter ended June 30, 2010.  The financial impact of the initiative will be specifically noted in disclosures for future periods, as applicable.

Results of Operations

Effective with the April 1, 2010 adoption of new accounting guidance on consolidations, we consolidate and separately identify certain sponsored investment vehicles, the most significant of which is a collateralized loan obligation entity (“CLO”).  The consolidation of these investment vehicles has no impact to Net Income Attributable to Legg Mason, Inc. and does not have a material impact on our consolidated operating results.  We also hold investments in certain consolidated sponsored investment funds and the change in the value of these investments, which is recorded in Other non-operating income (expense), is reflected in our Net Income, net of amounts allocated to noncontrolling interests.  The impact of the CIVs is presented in our “Consolidated Statements of Income, Excluding Consolidated Investment Vehicles” (See Supplemental Non-GAAP Financial Information).  Also, see Notes 2 and 3 of Notes to Consolidated Financial Statements for additional information regarding the consolidation of investment vehicles.

Operating Revenues

Total operating revenues in the quarter ended June 30, 2010 were $674.2 million, an increase of 10% from $613.1 million in the prior year quarter, primarily as a result of a 3% increase in average AUM and an increase in performance fees.  These increases were offset in part by an increase in fee waivers on liquidity funds in order to maintain a certain yield to investors.

Investment advisory fees from separate accounts increased $10.1 million, or 5%, to $201.0 million.  Of this increase, $8.2 million was the result of higher average equity assets at ClearBridge, Batterymarch, and Royce, and $1.0 million was the result of higher average fixed income assets managed at Brandywine Global Investment Management, LLC.   These increases were offset in part by a decrease of $3.3 million as a result of lower average fixed income assets managed by Western Asset.

Investment advisory fees from funds increased $24.7 million, or 8%, to $352.7 million.  Of this increase, approximately $41.0 million was the result of higher average equity assets managed at Royce, Permal, ClearBridge, and LMCM, and approximately $19.6 million was the result of higher average fixed income assets managed at Western Asset.  These increases were offset in part by a $14.2 million decrease due to lower average liquidity assets managed at Western Asset and a $26.7 million decrease as a result of fee waivers on liquidity funds managed by Western Asset, primarily to maintain a certain yield to investors.

Performance fees increased $17.1 million, or 301%, to $22.8 million, primarily as a result of higher performance fees earned on assets managed at Western Asset.

Distribution and service fees increased $9.6 million, or 11%, to $96.3 million, primarily as a result of an increase in average mutual fund AUM.

Operating Expenses

Total compensation and benefits of $268.8 million was flat compared to the prior year period.  Compensation and benefits, excluding transition-related compensation, decreased 1% to $266.1 million.  This decrease was primarily driven by a decrease in deferred compensation and revenue share-based incentive obligations of $36.0 million resulting from market losses on assets invested for deferred compensation plans and seed capital investments, which are offset by losses in Other non-operating income (expense).  This decrease was substantially offset by a $33.6 million increase in revenue share-based incentive compensation, primarily resulting from increased revenues at revenue share-based affiliates in the quarter ended June 30, 2010.  Transition-related compensation was $2.7 million for the quarter ended June 30, 2010, all of which represents severance and retention incentive costs.

Compensation as a percentage of operating revenues decreased to 39.9% from 43.8% in the prior year period primarily as a result of compensation decreases related to unrealized market losses on assets invested for deferred compensation plans and seed capital investments, offset in part by the impact of increased revenues at revenue share-based affiliates which retain a higher percentage of revenues as compensation.

Distribution and servicing expenses increased 7% to $184.7 million primarily as a result of $14.8 million in structuring fees related to a closed-end fund launch in the current year period, offset in part by the impact of $4.3 million of structuring fees related to a closed-end fund launch in the prior year period.

Communications and technology expense decreased slightly to $40.0 million, primarily as a result of a $0.8 million decrease in technology depreciation expense, which resulted from the full depreciation of certain assets prior to or during the current quarter.

Occupancy expense increased 3% to $33.7 million, primarily due to increased rent expense at our new corporate headquarters.

Amortization of intangible assets remained relatively flat at $5.7 million.

Other expenses increased 11% to $38.5 million, primarily as a result of a $2.0 million increase in expense reimbursements paid to certain mutual funds.

Non-Operating Income (Expense)

Interest income of $1.8 million was flat compared to the prior year period, as interest income yields remained flat.

Interest expense decreased 47% to $22.8 million, primarily as a result of the exchange of our Equity Units in August 2009 and the repayment of the $550 million outstanding balance on our $700 million term loan in January 2010, which reduced interest expense by $14.8 million and $3.7 million, respectively.

As of March 31, 2010, all fund support arrangements had expired or were terminated in accordance with their terms.  Fund support gains were $17.6 million in the prior year period.  These gains primarily represent the reversal of unrealized, non-cash losses recorded in fiscal 2009 on liquidity fund support arrangements for our offshore funds of $16.5 million.

Other income (expense) decreased $48.6 million to a loss of $7.3 million, primarily as a result of $32.3 million in unrealized market losses on assets invested for deferred compensation plans, which are substantially offset by corresponding compensation decreases discussed above, and $20.1 million in unrealized market losses on investments in proprietary fund products, which are partially offset by corresponding compensation decreases discussed above.

Income Tax Expense

The provision for income taxes was $27.1 million compared to $28.4 million in the prior year period. The effective tax rate was 37.5%, compared to 35.2% in the prior year period.  This increase was primarily driven by the impact of the consolidation of investment vehicles.  The effective tax rate, excluding the impact of CIVs, was approximately 36% in both periods.

On July 27, 2010, the United Kingdom enacted the Finance Bill of 2010, which reduced the corporate tax rate from 28% to 27% for periods beginning after April 1, 2011. The impact on existing deferred tax liabilities is a one-time tax benefit approximating $8.9 million to be booked in the quarter ending September 30, 2010. Additionally, further reductions in the corporate tax rate of an additional 1% per year to 24% by April 1, 2014 have been proposed but not yet formally enacted.

Net Income Attributable to Legg Mason, Inc.

Net Income Attributable to Legg Mason, Inc., hereafter referred to as “Net Income”, for the three months ended June 30, 2010 totaled $47.9 million, or $0.30 per diluted share, compared to $50.1 million, or $0.35 per diluted share, in the prior year period.  The decrease in Net Income was primarily due to the increase in revenue share-based incentive compensation, the impact of net money market support gains recorded in the prior year quarter, unrealized market losses on investments in proprietary fund products in the current period versus gains in the prior year period that are not offset in compensation expense, and the costs associated with our closed-end fund launch in the current year period which substantially offset the net impact of the increased operating revenues, as previously discussed.  Adjusted Income (see Supplemental Non-GAAP Financial Information) for the quarter ended June 30, 2010 totaled $96.3 million, or $0.60 per diluted share, compared to $86.8 million, or $0.61 per diluted share in the prior year quarter.  Adjusted Income increased while Net Income decreased due to the exclusion of Fund support gains recognized last year.  Operating margin increased to 15.2% from 9.5% in the prior year period.  Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information), for the quarters ended June 30, 2010 and 2009 was 20.9% and 20.4%, respectively.  The impact of expenses related to the closed-end fund launch in the June 2010 quarter on our operating margin, as adjusted, was 2.9 percentage points.

Quarter Ended June 30, 2010 Compared to Quarter Ended March 31, 2010

Results of Operations

Net Income for the quarter ended June 30, 2010 was $47.9 million, or $0.30 per diluted share, compared to $63.6 million, or $0.39 per diluted share, in the quarter ended March 31, 2010. Operating revenues increased slightly from $671.4 million in the March 2010 quarter to $674.2 million in the June 2010 quarter, primarily as a result of a $4.9 million reduction in fee waivers on certain liquidity funds and the impact of one additional day in the June 2010 quarter, which offset the impact of a 2% decrease in average AUM.  Operating expenses increased 1%, from $565.6 million in the March quarter to $571.4 million in the June quarter.  This increase was primarily driven by $17.6 million in distribution and servicing and compensation expenses related to a closed-end fund launch in the June 2010 quarter, as well as $2.7 million of transition-related compensation costs recorded in the June quarter.  These increases were offset in part by the impact of $19.0 million in charges related to an investor settlement, offset in part by an $8.3 million recovery of lease reserves, both recorded in the March 2010 quarter.  Other non-operating income (expense) decreased $26.6 million, due to $17.9 million in unrealized market losses on assets invested for deferred compensation plans, which are substantially offset in compensation and benefits, and $9.7 million in unrealized market losses on investments in proprietary fund products.  Adjusted Income (see Supplemental Non-GAAP Financial Information) was $96.3 million, or $0.60 per diluted share, for the June quarter, compared to $111.3 million, or $0.69 per diluted share, in the March quarter.  Operating margin decreased to 15.2% in the June 2010 quarter from 15.8% in the March 2010 quarter.  Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information), for the quarters ended June 30, 2010 and March 31, 2010 was 20.9% and 23.3%, respectively.  The impact of expenses related to the closed-end fund launch in the June 2010 quarter on our operating margin, as adjusted, was 2.9 percentage points.

Supplemental Non-GAAP Financial Information

Consolidated Statements of Income, Excluding Consolidated Investment Vehicles

Effective with the April 1, 2010 adoption of the new financial accounting standard on consolidations, we now consolidate and separately identify certain sponsored investment vehicles, the most significant of which is a CLO.

In presenting our “Consolidated Statements of Income, Excluding Consolidated Investment Vehicles”, we add back the investment advisory and distribution and servicing fees that are eliminated upon the consolidation of investment vehicles and exclude the operating expenses and the impact on non-operating income (expense) and noncontrolling interests of CIVs. We believe it is important to provide the Consolidated Statements of Income, Excluding Consolidated Investment Vehicles to present the underlying performance and economics of our core asset management operations, which does not include the results of the investment funds that we manage but may not own all of the equity invested. By deconsolidating these investment vehicles from the Consolidated Statements of Income, the investment advisory and distribution fees earned by Legg Mason from CIVs are added back to reflect our actual revenues earned. Similarly the operating expenses and the impact on non-operating income (expense) and noncontrolling interests of consolidated vehicles are removed from the GAAP basis Statements of Income since this activity does not actually belong to us and is not reflective of our core business activities. The deconsolidation of the investment vehicles does not have any impact on Net Income Attributable to Legg Mason, Inc. in any period presented. The Consolidated Statements of Income, Excluding Consolidated Investment Vehicles are presented in addition to our GAAP basis Consolidated Statements of Income, but are not substitutes for the GAAP basis Consolidated Statements of Income and may not be comparable to Consolidated Statements of Income presented on a non-GAAP basis of other companies.

The following tables present a reconciliation of our Consolidated Statements of Income presented on a GAAP basis to our Consolidated Statements of Income, Excluding Consolidated Investment Vehicles for the three months ended June 30, 2010 and 2009 and March 31, 2010:

	Three Months Ended June 30,
	2010			2009
	GAAP Basis	CIVs	Non-GAAP Basis - Excluding CIVs	GAAP Basis	CIVs	Non-GAAP Basis - Excluding CIVs
Total operating revenues	$674,165	$ 779	$674,944	$613,084	$ 784	$613,868
Total operating expenses	571,388	(464)	570,924	554,769	445	555,214
Operating Income	102,777	1,243	104,020	58,315	339	58,654
Other non-operating income (expense)	(30,670)	1,699	(28,971)	22,389	(2,573)	19,816
Income (Loss) before Income Tax Provision	72,107	2,942	75,049	80,704	(2,234)	78,470
Income tax provision	27,064	—	27,064	28,380	—	28,380
Net Income (Loss)	45,043	2,942	47,985	52,324	(2,234)	50,090
Less: Net income (loss) attributable to noncontrolling interests	(2,888)	2,942	54	2,270	(2,234)	36
Net Income Attributable to Legg Mason, Inc.	$ 47,931	$ —	$ 47,931	$ 50,054	$ —	$ 50,054

	Three Months Ended
	March 31, 2010
	GAAP Basis	CIVs	Non-GAAP Basis - Excluding CIVs
Total operating revenues	$ 671,420	$ 528	$ 671,948
Total operating expenses	565,584	(230)	565,354
Operating Income	105,836	758	106,594
Other non-operating income (expense)	(4,116)	(2,203)	(6,319)
Income before Income Tax Provision	101,720	(1,445)	100,275
Income tax provision	36,619	—	36,619
Net Income (Loss)	65,101	(1,445)	63,656
Less: Net income (loss) attributable to noncontrolling interests	1,494	(1,445)	49
Net Income Attributable to Legg Mason, Inc.	$ 63,607	$ —	$ 63,607

Adjusted Income

As supplemental information, we are providing a performance measure that is based on a methodology other than generally accepted accounting principles (“non-GAAP”) for “Adjusted Income” that management uses as a benchmark in evaluating and comparing the period-to-period operating performance of Legg Mason, Inc. and its subsidiaries.

Adjusted Income was formerly reported as “Cash Income, as Adjusted.” We define “Adjusted Income” as Net Income (Loss) Attributable to Legg Mason, Inc. plus amortization and deferred taxes related to intangible assets and goodwill, and imputed interest and tax benefits on contingent convertible debt less deferred income taxes on goodwill and intangible asset impairment. We also adjust for non-core items that are not reflective of our economic performance, such as impairment charges on indefinite-life intangible assets and goodwill, including the related impact on deferred income taxes, and net money market fund support losses (gains).

We believe that Adjusted Income provides a good representation of our operating performance adjusted for noncash acquisition related items and other items that facilitate comparison of our results to the results of other asset management firms that have not issued contingent convertible debt, made significant acquisitions, including any related goodwill or intangible asset impairments, or engaged in money market fund support transactions. We also believe that Adjusted Income is an important metric in estimating the value of an asset management business. Adjusted Income only considers adjustments for certain items that relate to operating performance and comparability, and therefore, is most readily reconcilable to Net Income determined under GAAP. This measure is provided in addition to Net Income, but is not a substitute for Net Income and may not be comparable to non-GAAP performance measures, including measures of adjusted earnings or adjusted income, of other companies. Further, Adjusted Income is not a liquidity measure and should not be used in place of cash flow measures determined under GAAP. We consider Adjusted Income to be useful to investors because it is an important metric in measuring the economic performance of asset management companies, as an indicator of value, and because it facilitates comparison of our operating results with the results of other asset management firms that have not engaged in significant acquisitions, issued contingent convertible debt, or engaged in money market fund support transactions.

In calculating Adjusted Income, we add the impact of the amortization of intangible assets from acquisitions, such as management contracts, to Net Income to reflect the fact that these non-cash expenses distort comparisons of our operating results with the results of other asset management firms that have not engaged in significant acquisitions. Deferred taxes on indefinite-life intangible assets and goodwill represent actual tax benefits that are not realized under GAAP absent an impairment charge or the disposition of the related business. Because we actually receive these tax benefits on indefinite-life intangibles and goodwill over time, we add them to Net Income in the calculation of Adjusted Income. Conversely, we subtract the income tax benefits on impairment charges that have been recognized under GAAP. We also add back imputed interest on contingent convertible debt, which is a non-cash expense, as well as the actual tax benefits on the related contingent convertible debt that are not realized under GAAP. We also add (subtract) non-core items, such as net money market fund support losses (gains) (net of losses on the sale of the underlying SIV securities, if applicable) and impairment charges to Net Income to reflect that these charges distort comparisons of our operating results to prior periods and the results of other asset management firms that have not engaged in money market fund support transactions or significant acquisitions, including any related impairments.

Should a disposition or impairment charge for indefinite-life intangibles or goodwill occur, its impact on adjusted income may distort actual changes in the operating performance or value of our firm. Also, realized losses on money market fund support transactions are reflective of changes in the operating performance and value of our firm. Accordingly, we monitor these items and their related impact, including taxes, on adjusted income to ensure that appropriate adjustments and explanations accompany such disclosures.

A reconciliation of Net Income Attributable to Legg Mason, Inc. to Adjusted Income (in thousands except per share amounts) is as follows:

	Three Months Ended
	June 30, 2010	March 31, 2010	June 30, 2009
Net Income Attributable to Legg Mason, Inc.	$ 47,931	$ 63,607	$ 50,054
Plus (less):
Amortization of intangible assets	5,728	5,731	5,628
Deferred income taxes on intangible assets	33,687	33,077	35,297
Imputed interest on convertible debt	8,909	8,862	8,364
Net money market fund support gains(1)	—	—	(12,524)
Adjusted Income	$ 96,255	$ 111,277	$ 86,819
Net Income per diluted share attributable to Legg Mason, Inc. common shareholders	$ 0.30	$ 0.39	$ 0.35
Plus (less):
Amortization of intangible assets	0.04	0.04	0.04
Deferred income taxes on intangible assets	0.21	0.20	0.24
Imputed interest on convertible debt	0.05	0.06	0.06
Net money market fund support gains(1)	—	—	(0.08)
Adjusted income per diluted share, as adjusted	$ 0.60	$ 0.69	$ 0.61

(1)  Net of income taxes.

Operating Margin, as Adjusted

We calculate “Operating Margin, as Adjusted,” by dividing (i) Operating Income, adjusted to exclude the impact on compensation expense of gains or losses on investments made to fund deferred compensation plans, the impact on compensation expense of gains or losses on seed capital investments by our affiliates under revenue sharing agreements, transition-related costs of streamlining our business model, primarily termination benefits, income (loss) of CIVs, and impairment charges by (ii) our operating revenues, adjusted to add back net investment advisory fees eliminated upon consolidation of investment vehicles, less distribution and servicing expenses which we use as an approximate measure of revenues that are passed through to third parties, which we refer to as “adjusted operating revenues”. The compensation items, other than transition-related costs, are removed from Operating Income in the calculation because they are offset by an equal amount in Other non-operating income (expense), and thus have no impact on Net Income. Transition-related costs and income (loss) of CIVs are removed from Operating Income in the calculation because these items are not reflective of our core asset management operations. We use adjusted operating revenues in the calculation to show the operating margin without distribution and servicing expenses, which we use to approximate our distribution revenues that are passed through to third parties as a direct cost of selling our products, although distribution and servicing expenses may include commissions paid in connection with the launching of closed-end funds for which there is no corresponding revenue in the period. Adjusted operating revenues also include our advisory revenues we receive from CIVs that are eliminated in consolidation under GAAP.

We believe that Operating Margin, as Adjusted, is a useful measure of our performance because it provides a measure of our core business activities excluding items that have no impact on Net Income and because it indicates what our operating margin would have been without the distribution revenues that are passed through to third parties as a direct cost of selling our products, transition-related costs, and the impact of the consolidation of certain investment vehicles described above. The consolidation of these investment vehicles does not have an impact to Net Income Attributable to Legg Mason, Inc. This measure is provided in addition to our operating margin calculated under GAAP, but is not a substitute for calculations of margins under GAAP and may not be comparable to non-GAAP performance measures, including measures of adjusted margins, of other companies.

	Three Months Ended
	June 30,	March 31,	June 30,
	2010	2010	2009
Operating Revenues, GAAP basis	$ 674,165	$ 671,420	$ 613,084
Add (less):
Operating revenues eliminated upon consolidation of investment vehicles	779	528	784
Distribution and servicing expense	(184,689)	(167,401)	(172,446)
Operating Revenues, as adjusted	$ 490,255	$ 504,547	$ 441,422

Operating Income	$ 102,777	$ 105,836	$ 58,315
Add (less):
Gains (losses) on deferred compensation and seed investments	(4,621)	11,182	31,386
Transition-related costs	3,155	—	—
Other operating expenses of consolidated investment vehicles	1,243	758	339
Operating Income, as Adjusted	$ 102,554	$ 117,776	$ 90,040

Operating margin, GAAP basis	15.2%	15.8%	9.5%
Operating margin, as adjusted	20.9	23.3	20.4

Liquidity and Capital Resources

The primary objective of our capital structure is to appropriately support our business strategies and to provide needed liquidity at all times, including maintaining required capital in certain subsidiaries. Liquidity and the access to liquidity is important to the success of our ongoing operations. For a further discussion of our principal liquidity and capital resources policies, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

The consolidation of variable interest entities as of April 1, 2010 under new accounting guidance, as previously discussed, did not impact our liquidity and capital resources.  We have no rights to the benefits from, nor do we bear the risks associated with, the assets and liabilities of the CIVs, beyond our investments in and investment advisory fees generated from these vehicles, which are eliminated in consolidation.  Additionally, creditors of the CIVs have no recourse to our general credit beyond the level of our investment, if any, so we do not consider these liabilities to be our obligations.

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, investment advisory and related fee receivables and investment securities.  Our assets have been principally funded by equity capital, long-term debt and the results of our operations.  At June 30, 2010, our cash and cash equivalents, total assets, long-term debt and stockholders’ equity were $1.1 billion, $8.3 billion, $1.2 billion and $5.6 billion, respectively.  Total assets of the CIVs at June 30, 2010 were $386 million.

The following table summarizes our consolidated statements of cash flows for the three months ended June 30 (in millions):

	2010	2009
Cash flows from operating activities	$ 25.7	$ 503.8
Cash flows used for investing activities	(25.7)	(26.7)
Cash flows used for financing activities	(322.9)	(31.1)
Effect of exchange rate changes	(3.8)	9.6
Net change in cash and cash equivalents	(326.7)	455.6
Cash and cash equivalents, beginning of period	1,465.9	1,056.7
Cash and cash equivalents, end of period	$ 1,139.2	$ 1,512.3

Cash flows from operating activities were $25.7 million during the three months ended June 30, 2010, as Net Income, adjusted for non-cash items, was significantly offset by the impact of annual payments for accrued and deferred compensation in the current year quarter.  The prior year quarter included $580 million in income tax refunds received.

Cash outflows for investing activities during the three months ended June 30, 2010 were $25.7 million, primarily attributable to payments made for seed capital investments in new products.

Cash outflows for financing activities during the three months ended June 30, 2010 were $322.9 million primarily due to the repurchase of our common shares, as further discussed below.

We expect that over the next 12 months our operating activities will be adequate to support our operating cash needs.  In addition to our ordinary operating cash needs, as discussed above, we anticipate several other cash needs during the next 12 months. In connection with the announced plan to streamline our business model, we expect to incur restructuring- and transition-related costs in the range of $115 million to $135 million over the next two fiscal years. A portion of the restructuring- and transition-related costs, approximately 5%, will be paid in shares of restricted stock or the acceleration of other equity awards. We expect that approximately 40% of these costs will be accrued by the end of fiscal 2011 and the remainder in fiscal 2012. A significant portion of the accrued costs will be paid in fiscal 2012.  We project that the initiative will result in annual cost savings of approximately $130 to $150 million, excluding costs incurred to achieve these savings, and expect to achieve the savings on a run rate basis by the fourth quarter of fiscal 2012.  See Note 12 of Notes to Consolidated Financial Statements for information regarding restructuring- and transition-related costs recorded in the June 2010 quarter.  We intend to use up to $100 million in additional cash to repurchase shares of our common stock by the end of fiscal 2011.  We currently intend to utilize our available resources for any number of activities, including seed capital investments in new products, repayment of outstanding debt, or acquisitions.

As described above, we currently project that our available cash and cash flows from operating activities will be sufficient to fund our liquidity needs. We also currently have approximately $700 million in cash in excess of our working capital requirements, a portion of which we intend to utilize to repurchase common stock. Accordingly, we do not currently expect to raise additional debt or equity financing over the next 12 months. However, there can be no assurances of these expectations as our projections could prove to be incorrect, currently unexpected events may occur that require additional liquidity, such as an acquisition opportunity, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If this were to occur, we would likely seek to manage our available resources by taking actions such as additional cost-cutting, reducing our expected expenditures on investments, selling assets (such as investment securities), repatriating earnings from foreign subsidiaries, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, we may seek to raise additional equity or debt.

Our outstanding debt is currently rated investment grade by three rating agencies: Moody’s Investor Services (“Moody’s”), Standard and Poor’s Rating Services (“Standard and Poor’s”), and Fitch Ratings. Our current Moody’s rating is Baa1 with a stable outlook. Our current Standard and Poor’s rating is BBB+ with a negative outlook and our current Fitch rating is BBB+ with a stable outlook. In the event of downgrades by Moody’s and/or Standard and Poor’s, the interest rate on our revolving line of credit may increase.

On May 10, 2010, we announced that our Board of Directors had replaced its existing stock repurchase authorization with a new authorization to purchase up to $1 billion of our common stock. On May 24, 2010, we announced that we entered into agreements to repurchase $300 million of our outstanding common stock in accelerated share repurchase transactions, which were funded with our available cash, and in the quarter ended June 30, 2010, we received and retired approximately 9.2 million shares under the repurchase agreements, with final settlement expected to occur by September 2010.  In addition, during the June 2010 quarter, we purchased and retired 0.5 million shares of our outstanding common stock in open market purchase transactions for $15 million.  We intend to use a portion of our available cash to purchase up to an additional $100 million of our common stock by the end of fiscal 2011.

On July 26, 2010, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.04 per share payable on October 25, 2010.

Contractual Obligations and Contingent Payments

We have contractual obligations to make future payments in connection with our short and long-term debt, non-cancelable lease agreements and service agreements. The following table sets forth these contractual obligations (in millions) by fiscal year as of June 30, 2010, unless otherwise noted, and excludes contractual obligations of CIVs, as we are not responsible or liable for these obligations:

	Remaining 2011	2012	2013	2014	2015	Thereafter	Total
Contractual Obligations
Short-term borrowings(1)	$ 250.0	$ —	$ —	$ —	$ —	$ —	$ 250.0
Long-term borrowings by contract maturity(2)	2.1	2.3	0.9	0.9	1,251.0	108.9	1,366.1
Interest on short-term and long-term borrowings(2,3)	42.8	39.0	38.9	38.9	38.8	45.4	243.8
Minimum rental and service commitments	101.8	127.1	107.8	88.6	80.3	592.9	1,098.5
Minimum commitments under capital leases(4)	31.2	1.9	—	—	—	—	33.1
Total Contractual Obligations	427.9	170.3	147.6	128.4	1,370.1	747.2	2,991.5
Contingent Obligations
Contingent payments related to business acquisitions(5)	—	—	2.2	—	—	—	2.2
Total Contractual and Contingent Obligations(6,7)	$ 427.9	$ 170.3	$ 149.8	$ 128.4	$ 1,370.1	$ 747.2	$ 2,993.7

(1)

Represents borrowing under our revolving line of credit which does not expire until February 2013.  However, we may elect to repay this debt sooner if we have sufficient available cash that management elects to utilize for this purpose.

(2) Excludes long-term borrowings of the consolidated CLO of $252.4 million and interest on these long-term borrowings, as applicable.

(3) Interest on floating rate long-term debt is based on rates at June 30, 2010.

(4) The amount of commitments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of the agreements.  Fiscal 2011 includes $29.0 million related to a put/purchase option agreement with the owner of land and a building.  We do not currently intend to purchase this land and building, which may result in forfeiture of our $4 million escrow deposit.

(5) The amount of contingent payments represents the fair value of the expected payment determined on the closing date of the transaction, March 31, 2010.  The maximum contingent payment that could be due in fiscal 2013 is $7.0 million.

(6) The table above does not include approximately $31.4 million in capital commitments to investment partnerships in which Legg Mason is a limited partner. These obligations will be funded, as required, through the end of the commitment periods through fiscal 2018.

(7)

The table above does not include amounts for uncertain tax positions of $42.3 million (net of the federal benefit for state tax liabilities) because the timing of any related cash outflows cannot be reliably estimated.

Critical Accounting Policies

The following critical accounting policies have been updated from our Annual Report on Form 10-K for the year ended March 31, 2010.

Consolidation

Effective April 1, 2010, we adopted new accounting guidance, Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” (Statement of Financial Accounting Standards No. 167, “Amendments to Financial Accounting Standards Board Interpretation No. 46(R)”) (“SFAS No. 167”), relating to the consolidation of variable interest entities (“VIEs”) which includes a new approach for determining who should consolidate a VIE, changes to when it is necessary to reassess who should consolidate a VIE, and changes in the assessment of which entities are VIEs.  The application of the new accounting guidance has been deferred for certain investment funds, including money market funds.  Investment funds that qualify for the deferral continue to be assessed for consolidation under prior guidance, Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” (“FIN 46(R)”).

In the normal course of our business, we sponsor and are the manager of various types of investment vehicles.  Certain of these investment vehicles are considered VIEs while others are considered to be voting rights entities (“VREs”).  For our services, we are entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinate management fees or other incentive fees. Our exposure to risk in these entities is generally limited to any equity investment we have made or are required to make and any earned but uncollected management fees. Uncollected management fees from these VIEs were not material at June 30, 2010. We have not issued any investment performance guarantees to these VIEs, VREs or their investors.  Investment vehicles that are considered VREs are consolidated if we have a controlling financial interest in the investment vehicle.

FIN 46 (R)

For sponsored investment funds, including money market funds, which qualify for the deferral of new accounting guidance, we determine whether we are the primary beneficiary of a VIE if we absorb a majority of the VIE’s expected losses, or receive a majority of the VIE’s expected residual returns, if any.  Our determination of expected residual returns excludes gross fees paid to a decision maker.  It is unlikely that we will be the primary beneficiary for VIEs created to manage assets for clients which qualify for the deferral unless our ownership interest, including interests of related parties, is substantial, unless we may earn significant performance fees from the VIE or unless we are considered to have a material implied variable interest.  In determining whether we are the primary beneficiary of a VIE which qualifies for the deferral, we consider both qualitative and quantitative factors such as the voting rights of the equity holders, economic participation of all parties, including how fees are earned and paid to us, related party ownership, guarantees and implied relationships.  In determining the primary beneficiary, we must make assumptions and estimates about, among other things, the future performance of the underlying assets held by the VIE, including investment returns, cash flows, and credit and interest rate risks.  In determining whether a VIE is significant, we consider the same factors used for determination of the primary beneficiary.

SFAS No. 167

We sponsor and are the manager for collateralized debt obligation entities (“CDOs”) and collateralized loan obligation entities (“CLOs”) that do not qualify for the deferral, and are assessed under the new accounting guidance, as follows.  We determine whether we have a variable interest in a VIE by considering if, among other things, we have the obligation to absorb losses, or the right to receive benefits, that are expected to be significant to the VIE.  We consider the management fee structure, including the seniority level of our fees, the current and expected economic performance of the entity, as well as other provisions included in the governing documents that might restrict or guarantee an expected loss or residual return. If we have a significant variable interest, we determine whether we are the primary beneficiary of the VIE if we have both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE.

In evaluating whether we have the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE, we consider factors regarding the design, terms, and characteristics of the investment vehicles, including the following qualitative factors:  if we have involvement with the investment vehicle beyond providing management services; if we hold equity or debt interests in the investment vehicle; if we have transferred any assets to the investment vehicle; if the potential aggregate fees in future periods are insignificant relative to the potential cash flows of the investment vehicle; and if the variability of the expected fees in relation to the potential cash flows of the investment vehicle is insignificant.

Under both the new accounting guidance and prior guidance, Legg Mason must consolidate VIEs for which it is deemed to be the primary beneficiary.

See Note 3 of Notes to Consolidated Financial Statements for additional discussion of CIVs and other VIEs.

Recent Accounting Developments

There are no additional recent accounting developments as of June 30, 2010 that are expected to have a material impact on our consolidated financial statements.

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

Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are beyond our control, including but not limited to those discussed elsewhere herein, under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended March 31, 2010 and in our other public filings, press releases and statements by our management. Due to such risks, uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligations to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

During the quarter ended June 30, 2010, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Item 4.    Controls and Procedures

As of June 30, 2010, Legg Mason’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason’s disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason’s management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason’s disclosure controls and procedures were effective on a reasonable assurances basis.  There have been no changes in Legg Mason’s internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, Legg Mason’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1A.  Risk Factors

The following is an update to the risk factors set forth in our Report on Form 10-K for the fiscal year ended March 31, 2010.  The risk factor below has been updated to include activity for the three months ended June 30, 2010.

Regulatory Matters May Negatively Affect our Business and Results of Operations

Our business is subject to regulation by various regulatory authorities that are charged with protecting the interests of our clients. We could be subject to civil liability, criminal liability, or sanction, including revocation of our subsidiaries’ registrations as investment advisers, revocation of the licenses of our employees, censures, fines, or temporary suspension or permanent bar from conducting business, if we violate such laws or regulations. Any such liability or sanction could have a material adverse effect on our financial condition, results of operations, reputation, and business prospects. In addition, the regulatory environment in which we operate frequently changes and has seen significant increased regulation in recent years. In particular, we have incurred significant additional costs as a result of regulatory changes affecting U.S. mutual funds. We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations. For example, as discussed below the U.S. federal government has recently adopted significant changes to the regulatory structure of the financial services industry. We also note that recent recommendations for regulatory reform in the liquidity asset management business include the imposition of banking regulations on investment advisors, the creation of net capital requirements for investment advisors and changes in the rules governing money market mutual fund net asset value calculations. Any of these revisions could adversely affect our liquidity asset management business and our results of operations. Our business and results of operations can also be adversely affected by federal, state and foreign regulatory issues and proceedings.

Instances of criminal activity and fraud by participants in the asset management industry, disclosures of trading and other abuses by participants in the financial services industry and massive governmental intervention and investment in the financial markets and financial firms have led the U.S. government and regulators to increase the rules and regulations governing, and oversight of, the U.S. financial system and could lead to more aggressive enforcement of the existing laws and regulations.  The U.S. government recently adopted legislation that will lead to significant changes in the regulatory structure of the financial services industry.  The ultimate impact of this legislation on Legg Mason will become clearer over time as the regulatory process develops.   The cumulative effect of these actions may result in increased expenses, or lower management or other fees, or other restrictions on our business and therefore adversely affect the revenues or profitability of our business.

Distribution fees paid to mutual fund distributors in accordance with Rule 12b-1 promulgated under the Investment Company Act of 1940 (“Rule 12b-1”) are an important element of the distribution of a number of the mutual funds that we manage. The Securities and Exchange Commission has recently proposed replacing Rule 12b-1 with a new regulation that would significantly change current fund distribution practices in the industry.  If this proposed regulation is adopted, it may have a material impact on the compensation we pay to distributors for distributing the mutual funds we manage, and thus could materially impact our ability to distribute certain of the mutual funds we sponsor and, potentially, on our revenue and Net Income.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets out information regarding our purchases of Legg Mason common stock in each month during the quarter ended June 30, 2010:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)
April 1, 2010 through April 30, 2010	—	$ —	—	3,900,000
May 1, 2010 through May 31, 2010	509,762	29.63	508,600	$ 984,932,979
June 1, 2010 through June 30, 2010	9,198,160	32.75	9,156,558	684,932,979
Total	9,707,922	$ 32.59	9,665,158	$ 684,932,979

 (1)  On May 10, 2010, we announced that our Board of Directors replaced a prior stock purchase authorization with a new authorization to purchase up to $1 billion worth of our common stock.  There is no expiration date attached to this authorization.  We intend to use a portion of our available cash to purchase up to an additional $100 million of our common stock by the end of fiscal 2011.

Item 6. Exhibits

3.1	Articles of Incorporation of Legg Mason (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

3.2	By-laws of Legg Mason as amended and restated January 22, 2010 (incorporated by reference to Legg Mason, Inc.’s Current Report on Form 8-K for the event on January 22, 2010)
10.1

Legg Mason, Inc. Executive Incentive Compensation Plan, as amended (incorporated by reference to Appendix A of the definitive proxy statement for Legg Mason, Inc.’s 2010 Annual Meeting of Stockholders) *

10.2	ClearBridge Deferred Incentive Plan, filed herewith *
12	Computation of consolidated ratios of earnings to fixed charges

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended June 30, 2010, filed on August 9, 2010, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail.

* These exhibits are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGG MASON, INC.
(Registrant)

DATE: August 9, 2010	/s/ Mark R. Fetting
Mark R. Fetting
President and
Chief Executive Officer

DATE: August 9, 2010	/s/ Terrence Murphy
Terrence Murphy
Executive Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Legg Mason (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

3.2	By-laws of Legg Mason as amended and restated January 22, 2010 (incorporated by reference to Legg Mason, Inc.’s Current Report on Form 8-K for the event on January 22, 2010)
10.1

Legg Mason, Inc. Executive Incentive Compensation Plan, as amended (incorporated by reference to Appendix A of the definitive proxy statement for Legg Mason, Inc.’s 2010 Annual Meeting of Stockholders) (*)

10.2	ClearBridge Deferred Incentive Plan, filed herewith (*)
12	Computation of consolidated ratios of earnings to fixed charges

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended June 30, 2010, filed on August 9, 2010, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail.

* These exhibits are management contracts or compensatory plans or arrangements.