Form 10-Q
period 2010-09-30
LEGG MASON INC
filed 2010-11-09
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

152,999,988 shares of common stock as of the close of business on November 4, 2010.

PART I. FINANCIAL INFORMATION

Item 1.

 Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2010	March 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$ 1,283,899	$ 1,465,888
Cash and cash equivalents of consolidated investment vehicles	30,193	42,387
Restricted cash	6,593	2,185
Receivables:
Investment advisory and related fees	344,697	349,245
Other	40,508	211,453
Investment securities	328,669	334,873
Investment securities of consolidated investment vehicles	79,570	37,187
Deferred income taxes	64,848	58,037
Other	56,494	57,891
Total current assets	2,235,471	2,559,146
Fixed assets, net	333,677	361,819
Intangible assets, net	3,891,171	3,902,222
Goodwill	1,315,228	1,315,296
Investments of consolidated investment vehicles	284,346	13,692
Deferred income taxes	216,961	271,553
Other	246,696	189,983
Total Assets	$ 8,523,550	$ 8,613,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued compensation	$ 298,269	$ 288,856
Accounts payable and accrued expenses	203,196	399,613
Short-term borrowings	250,000	250,000
Current portion of long-term debt	2,850	5,154
Other	89,047	100,771
Other current liabilities of consolidated investment vehicles	43,017	961
Total current liabilities	886,379	1,045,355
Deferred compensation	111,840	137,312
Deferred income taxes	260,892	270,578
Other	105,148	123,985
Long-term debt	1,181,312	1,165,180
Long-term debt of consolidated investment vehicles	252,822	—
Total Liabilities	2,798,393	2,742,410

Commitments and Contingencies (Note 9)

Redeemable Noncontrolling Interests	31,030	29,577

Stockholders’ Equity
Common stock, par value $.10; authorized 500,000,000 shares; issued 152,960,262 shares and 161,438,993 shares, respectively	15,296	16,144
Preferred stock, par value $10; authorized 4,000,000 shares; no shares outstanding	—	—
Shares exchangeable into common stock	—	2,760
Additional paid-in capital	4,151,024	4,447,612
Employee stock trust	(34,147)	(33,095)
Deferred compensation employee stock trust	34,147	33,095
Retained earnings	1,427,510	1,316,981
Appropriated retained earnings of consolidated investment vehicles	22,016	—
Accumulated other comprehensive income, net	78,281	58,227
Total Stockholders’ Equity	5,694,127	5,841,724
Total Liabilities and Stockholders’ Equity	$ 8,523,550	$ 8,613,711

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Operating Revenues
Investment advisory fees
Separate accounts	$ 204,214	$ 206,972	$ 405,186	$ 397,860
Funds	357,491	347,371	710,190	675,395
Performance fees	19,505	9,566	42,279	15,250
Distribution and service fees	92,314	94,619	188,628	181,320
Other	1,270	1,368	2,676	3,155
Total operating revenues	674,794	659,896	1,348,959	1,272,980
Operating Expenses
Compensation and benefits	284,909	287,559	550,983	556,371
Transition-related compensation	10,974	—	13,687	—
Total compensation and benefits	295,883	287,559	564,670	556,371
Distribution and servicing	165,832	174,388	350,534	346,852
Communications and technology	39,314	40,538	79,290	81,028
Occupancy	33,492	35,689	67,167	68,273
Amortization of intangible assets	5,749	5,664	11,477	11,292
Other	46,625	38,174	85,145	72,965
Total operating expenses	586,895	582,012	1,158,283	1,136,781
Operating Income	87,899	77,884	190,676	136,199
Other Non-Operating Income (Expense)
Interest income	2,170	1,728	3,985	3,549
Interest expense	(24,449)	(28,540)	(47,250)	(71,930)
Fund support	—	5,613	—	23,171
Other income	33,189	14,547	25,898	55,858
Other non-operating income (expense) of consolidated investment vehicles, net	4,499	3,761	2,106	8,850
Total other non-operating income (expense)	15,409	(2,891)	(15,261)	19,498
Income Before Income Tax Provision	103,308	74,993	175,415	155,697
Income tax provision	26,720	27,671	53,784	56,051
Net Income	76,588	47,322	121,631	99,646
Less: Net income (loss) attributable to noncontrolling interests	1,253	1,548	(1,635)	3,818
Net Income Attributable to Legg Mason, Inc.	$ 75,335	$ 45,774	$ 123,266	$ 95,828

Net Income per Share Attributable to Legg Mason, Inc. Common Shareholders:
Basic	$ 0.50	$ 0.30	$ 0.79	$ 0.65
Diluted	$ 0.50	$ 0.30	$ 0.79	$ 0.64

Weighted Average Number of Shares Outstanding:
Basic	151,416	151,267	155,746	146,696
Diluted	151,940	153,224	156,327	148,708

Dividends Declared per Share	$ 0.06	$ 0.03	$ 0.10	$ 0.06

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net Income	$ 76,588	$ 47,322	$ 121,631	$ 99,646
Other comprehensive income:
Foreign currency translation adjustment	29,588	22,469	19,972	63,804
Unrealized gains on investment securities:
Unrealized holding gains, net of tax provision of $13, $18, $56 and $2, respectively	20	27	85	3
Reclassification adjustment for gains included in net income	—	(1)	(3)	(1)
Net unrealized gains on investment securities	20	26	82	2
Total other comprehensive income	29,608	22,495	20,054	63,806
Comprehensive Income	106,196	69,817	141,685	163,452
Less: Comprehensive income (loss) attributable to noncontrolling interests	1,253	1,548	(1,635)	3,818
Comprehensive Income Attributable to Legg Mason, Inc.	$ 104,943	$ 68,269	$ 143,320	$ 159,634

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Six Months Ended September 30,
	2010	2009
COMMON STOCK
Beginning balance	$ 16,144	$ 14,185
Stock options and other stock-based compensation	35	9
Deferred compensation employee stock trust	5	10
Deferred compensation, net	141	60
Exchangeable shares	110	9
Equity Units exchanged	—	1,860
Shares repurchased and retired	(1,139)	—
Ending balance	15,296	16,133
SHARES EXCHANGEABLE INTO COMMON STOCK
Beginning balance	2,760	3,069
Exchanges	(2,760)	(239)
Ending balance	—	2,830
ADDITIONAL PAID-IN CAPITAL
Beginning balance, as reported	4,447,612	3,452,530
Stock options and other stock-based compensation	18,438	10,527
Deferred compensation employee stock trust	1,448	2,325
Deferred compensation, net	16,138	14,831
Exchangeable shares	2,650	230
Equity Units exchanged	—	950,894
Shares repurchased and retired	(335,262)	—
Ending balance	4,151,024	4,431,337
EMPLOYEE STOCK TRUST
Beginning balance	(33,095)	(35,094)
Shares issued to plans	(1,301)	(2,158)
Distributions and forfeitures	249	3,868
Ending balance	(34,147)	(33,384)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	33,095	35,094
Shares issued to plans	1,301	2,158
Distributions and forfeitures	(249)	(3,868)
Ending balance	34,147	33,384
RETAINED EARNINGS
Beginning balance	1,316,981	1,131,625
Net income attributable to Legg Mason, Inc.	123,266	95,828
Dividends declared	(12,737)	(8,608)
Ending balance	1,427,510	1,218,845
APPROPRIATED RETAINED EARNINGS OF CONSOLIDATED INVESTMENT VEHICLES
Beginning balance	—	—
Cumulative effect of change in accounting principle	24,666	—
Net loss reclassified to appropriated retained earnings	(2,650)	—
Ending balance	22,016	—
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET
Beginning balance	58,227	(2,784)
Unrealized holding gains on investment securities, net of tax	82	2
Foreign currency translation adjustment	19,972	63,804
Ending balance	78,281	61,022
TOTAL STOCKHOLDERS’ EQUITY	$ 5,694,127	$ 5,730,167

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities
Net Income	$ 121,631	$ 99,646
Loss on Equity Unit exchange	—	22,040
Adjustments to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	52,498	55,013
Imputed interest for 2.5% convertible senior notes	18,055	16,951
Amortization of deferred sales commissions	13,954	13,217
Accretion and amortization of securities discounts and premiums, net	2,372	5,680
Stock-based compensation	25,230	23,232
Net gains on investments	(22,454)	(79,371)
Net (gains) losses of consolidated investment vehicles	1,996	(4,680)
Unrealized gains on fund support	—	(22,115)
Deferred income taxes	42,062	16,558
Other	1,424	1,128
Decrease (increase) in assets excluding acquisitions:
Investment advisory and related fees receivable	7,112	(36,235)
Net (purchases) sales of trading investments	(33,260)	42,729
Refundable income taxes	—	574,195
Other receivables	(6,802)	88,870
Other assets	(11,171)	88,901
Increase (decrease) in liabilities excluding acquisitions:
Accrued compensation	1,260	(119,011)
Deferred compensation	(18,702)	29,078
Accounts payable and accrued expenses	(251)	(10,995)
Other liabilities	(52,161)	(158,791)
Net increase in operating assets and liabilities of consolidated investment vehicles, including cash	18,838	4,656
Cash Provided by Operating Activities	161,631	650,696
Cash Flows Used for Investing Activities
Payments for fixed assets	(11,673)	(58,052)
Payments for business acquisition-related costs	—	(7,524)
Restricted cash (principally fund support collateral)	—	18,789
Purchases of investment securities	(3,541)	(591)
Proceeds from sales and maturities of investment securities	2,682	830
Purchases of investments by consolidated investment vehicles	(65,398)	—
Proceeds from sales and maturities of investments by consolidated investment vehicles	67,006	—
Cash Used for Investing Activities	(10,924)	(46,548)

LEGG MASON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

(Dollars in thousands)

(Unaudited)

	Six Months Ended September 30,
	2010	2009
Cash Flows Used for Financing Activities
Third-party distribution financing, net	(1,639)	(1,415)
Repayment of principal on long-term debt	(2,588)	(2,430)
Payment on Equity Unit exchange	—	(132,450)
Repurchases of common stock	(336,401)	—
Issuance of common stock	9,356	4,455
Dividends paid	(11,467)	(38,596)
Net repayments by consolidated investment vehicles	4,865	—
Net subscriptions received from noncontrolling interest holders	438	3,072
Cash Used for Financing Activities	(337,436)	(167,364)
Effect of Exchange Rate Changes on Cash	4,740	18,604
Net (Decrease) Increase in Cash and Cash Equivalents	(181,989)	455,388
Cash and Cash Equivalents at Beginning of Period	1,465,888	1,056,652
Cash and Cash Equivalents at End of Period	$ 1,283,899	$ 1,512,040

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts, unless otherwise noted)

September 30, 2010

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

Unless otherwise noted, all per share amounts for the six months ended September 30, 2010 and the three and six months ended September 30, 2009 include both common shares of Legg Mason and shares issued in connection with the acquisition of Legg Mason Canada Inc., which were exchangeable into common shares of Legg Mason on a one-for-one basis at any time. During the quarter ended June 30, 2010, all outstanding exchangeable shares were converted into shares of Legg Mason common stock.

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

In the normal course of its business, Legg Mason sponsors and is the manager of various types of investment vehicles.  Certain of these investment vehicles are considered to be VIEs while others are considered to be voting rights entities (“VREs”) subject to traditional consolidation concepts based on ownership rights.  For its services, Legg Mason is entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinate management fees or other incentive fees. Legg Mason did not sell or transfer assets to any of the VIEs or VREs.  Legg Mason’s exposure to risk in these entities is generally limited to any equity investment it has made or is required to make and any earned but uncollected management fees. Uncollected management fees from these VIEs were not material at September 30, 2010 and March 31, 2010. Legg Mason has not issued any investment performance guarantees to these VIEs, VREs or their investors.  Investment vehicles that are considered VREs are consolidated if Legg Mason has a controlling financial interest in the investment vehicle.

FIN 46 (R)

For sponsored investment funds, including money market funds, which qualify for the deferral of the new accounting guidance, Legg Mason determines it is the primary beneficiary of a VIE if it absorbs a majority of the VIE’s expected losses, or receives a majority of the VIE’s expected residual returns, if any.  Legg Mason’s determination of expected residual returns excludes gross fees paid to a decision maker.  It is unlikely that Legg Mason will be the primary beneficiary for VIEs created to manage assets for clients which qualify for the deferral unless Legg Mason’s ownership interest in the VIE, including interests of related parties, is substantial, unless Legg Mason may earn significant performance fees from the VIE or unless Legg Mason is considered to have a material implied variable interest.  In determining whether it is the primary beneficiary of a VIE which qualifies for the deferral, Legg Mason considers both qualitative and quantitative factors such as the voting rights of the equity holders, economic participation of all parties, including how fees are earned and paid to Legg Mason, related party ownership, guarantees and implied relationships.  In determining the primary beneficiary, Legg Mason must make assumptions and estimates about, among other things, the future performance of the underlying assets held by the VIE, including investment returns, cash flows, and credit and interest rate risks.  In determining whether a VIE is significant for disclosure purposes, Legg Mason considers the same factors used for determination of the primary beneficiary.

SFAS No. 167

Legg Mason sponsors and is the manager for collateralized debt obligation entities (“CDOs”) and collateralized loan obligation entities (“CLOs”) that do not qualify for the deferral, and are assessed under the new accounting guidance, as follows.  Legg Mason determines whether it has a variable interest in a VIE by considering if, among other things, it has the obligation to absorb losses, or the right to receive benefits, that are expected to be significant to the VIE.  Legg Mason also considers the management fee structure, including the seniority level of its fees, the current and expected economic performance of the entity, as well as other provisions included in the governing documents that might restrict or guarantee an expected loss or residual return. If Legg Mason has a significant variable interest, it determines it is the primary beneficiary of the VIE if it has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses, or the right to receive benefits, that potentially could be significant to the VIE.

In evaluating whether it has the obligation to absorb losses, or the right to receive benefits, that potentially could be significant to the VIE, Legg Mason considers factors regarding the design, terms, and characteristics of the investment vehicles, including, but not limited to, the following qualitative factors: if Legg Mason has involvement with the investment vehicle beyond providing management services; if Legg Mason holds equity or debt interests in the investment vehicle; if Legg Mason has transferred any assets to the investment vehicle; if the potential aggregate fees in future periods are insignificant relative to the potential cash flows of the investment vehicle; and if the variability of the expected fees in relation to the potential cash flows of the investment vehicle is insignificant.

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

Appropriated Retained Earnings

Upon the adoption of new consolidation guidance and the related election of the fair value option for eligible assets and liabilities of the CLO described above, Legg Mason recorded a cumulative effect adjustment to Appropriated retained earnings of consolidated investment vehicles on the Consolidated Balance Sheets equal to the difference between the fair values of the CLO’s assets and liabilities.  This difference is recorded as “appropriated earnings” because the investors in the CLO, not Legg Mason shareholders, will ultimately realize any benefits and losses associated with the CLO.  Subsequent to April 1, 2010, changes in the fair values of the CLO assets and liabilities are recorded as Net income (loss) attributable to noncontrolling interests in the Consolidated Statements of Income and Appropriated retained earnings of consolidated investment vehicles in the Consolidated Balance Sheets.

Restructuring Costs

In May 2010, Legg Mason’s management committed to a plan to streamline its business model as further described in Note 12.  The costs anticipated in connection with this plan primarily relate to employee termination benefits, incentives to retain employees during the transition period, and contract termination costs.  Termination benefits, including severance, and retention incentives are recorded as Transition-related compensation in the Consolidated Statements of Income.  These compensation items require employees to provide future service and are therefore expensed ratably over the required service period.  Contract termination and other costs are expensed when incurred.

Income Taxes

During the quarter ended September 30, 2010, the United Kingdom Finance Bill of 2010 was enacted, which reduces the corporate tax rate from 28% to 27% for periods beginning after April 1, 2011.  The impact of the tax rate change on certain existing deferred tax liabilities relating to the excess of book-over-tax basis of acquired intangible assets resulted in a tax benefit of $8.9 million.  As a result, the effective tax rate for the three and six months ended September 30, 2010 was reduced by 8.6 percentage points and 5.1 percentage points, respectively.

Noncontrolling interests

Noncontrolling interests related to CIVs are classified as redeemable noncontrolling interests since investors in these funds may request withdrawals at any time.  Redeemable noncontrolling interests as of and for the six months ended September 30, 2010 and 2009 were as follows:

	Six Months Ended September 30,
	2010	2009
Balance, beginning of period	$ 29,577	$ 31,020
Net income attributable to redeemable noncontrolling interests	1,015	3,818
Net subscriptions received from noncontrolling interest holders	438	3,072
Balance, end of period	$ 31,030	$ 37,910

3.  Consolidation

Legg Mason is the investment manager for CDOs/CLOs that are considered VIEs under new accounting guidance, since investors in these structures lack unilateral decision making authority.  These investment vehicles were created for the sole purpose of issuing collateralized instruments that offer investors the opportunity for returns that vary with the risk level of their investment.  Legg Mason’s management fee structure for these investment vehicles typically includes a senior management fee, and may also include subordinated and incentive management fees.  Legg Mason holds no equity interest in any of these investment vehicles and did not sell or transfer any assets to any of these investment vehicles.  In accordance with the methodology described in Note 2 above, Legg Mason concluded that its collateral management agreements represent a variable interest in only two of these investment vehicles, which are CLOs, primarily due to the level of subordinated fees.  After considering the factors described in Note 2 above, Legg Mason concluded that it is the primary beneficiary of one of the two CLOs, which results in it being consolidated.  The collateral assets of this VIE are primarily comprised of investments in corporate loans and, to a lesser extent, bonds.  The assets of the CLO cannot be used by Legg Mason and gains and losses related to these assets have no impact on Net Income Attributable to Legg Mason, Inc.  The liabilities of this VIE are primarily comprised of debt and the CLO’s debt holders have recourse only to the assets of the CLO and have no recourse to the general credit or assets of Legg Mason.

In addition, Legg Mason was the primary beneficiary of one sponsored investment fund VIE and held a controlling financial interest in two sponsored investment fund VREs, all of which were consolidated as of September 30, 2010.  As of March 31, 2010, Legg Mason consolidated the sponsored investment fund VIE and one of the sponsored investment fund VREs.  Legg Mason’s investment in the CIVs as of September 30, 2010 and March 31, 2010 was $46.2 million and $61.9 million, respectively, which represents its maximum risk of loss. The assets of these CIVs are primarily comprised of investment securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.

The following tables reflect the impact of CIVs on the Consolidated Balance Sheets as of September 30, 2010 and March 31, 2010 and the Consolidated Statements of Income for the six months ended September 30, 2010 and 2009, respectively:

Consolidating Balance Sheets

	September 30, 2010				March 31, 2010
	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported
Current assets	$ 2,170,221	$ 111,974	$ (46,724)	$ 2,235,471	$ 2,541,880	$ 79,692	$ (62,426)	$ 2,559,146
Non-current assets	6,000,935	287,144	—	6,288,079	6,040,873	13,692	—	6,054,565
Total assets	$ 8,171,156	$ 399,118	$ (46,724)	$ 8,523,550	$ 8,582,753	$ 93,384	$ (62,426)	$ 8,613,711
Current liabilities	$ 843,697	$ 43,210	$ (528)	$ 886,379	$ 1,044,972	$ 961	$ (578)	$ 1,045,355
Long-term debt of CIVs	—	252,822	—	252,822	—	—	—	—
Other non-current liabilities	1,654,466	4,726	—	1,659,192	1,697,055	—	—	1,697,055
Total liabilities	2,498,163	300,758	(528)	2,798,393	2,742,027	961	(578)	2,742,410
Redeemable noncontrolling interests	973	—	30,057	31,030	667	—	28,910	29,577
Total stockholders’ equity	5,672,020	98,360	(76,253)	5,694,127	5,840,059	92,423	(90,758)	5,841,724
Total liabilities and equity	$ 8,171,156	$ 399,118	$ (46,724)	$ 8,523,550	$ 8,582,753	$ 93,384	$ (62,426)	$ 8,613,711

Consolidating Statements of Income

	Three Months Ended
	September 30, 2010				September 30, 2009
	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported
Total operating revenues	$ 675,753	$ —	$ (959)	$ 674,794	$ 660,507	$ —	$ (611)	$ 659,896
Total operating expenses	586,393	1,461	(959)	586,895	582,401	234	(623)	582,012
Operating income (loss)	89,360	(1,461)	—	87,899	78,106	(234)	12	77,884
Total other non-operating income (expense)	12,746	4,499	(1,836)	15,409	(4,614)	3,761	(2,038)	(2,891)
Income before income tax provision	102,106	3,038	(1,836)	103,308	73,492	3,527	(2,026)	74,993
Income tax provision	26,720	—	—	26,720	27,671	—	—	27,671
Net income (loss)	75,386	3,038	(1,836)	76,588	45,821	3,527	(2,026)	47,322
Less: Net income attributable to noncontrolling interests	51	—	1,202	1,253	47	—	1,501	1,548
Net income (loss) attributable to Legg Mason, Inc.	$ 75,335	$ 3,038	$ (3,038)	$ 75,335	$ 45,774	$ 3,527	$ (3,527)	$ 45,774

	Six Months Ended
	September 30, 2010				September 30, 2009
	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported
Total operating revenues	$ 1,350,697	$ —	$ (1,738)	$ 1,348,959	$ 1,274,375	$ —	$ (1,395)	$ 1,272,980
Total operating expenses	1,157,317	2,704	(1,738)	1,158,283	1,137,615	624	(1,458)	1,136,781
Operating income (loss)	193,380	(2,704)	—	190,676	136,760	(624)	63	136,199
Total other non-operating income (expense)	(16,225)	2,106	(1,142)	(15,261)	15,202	8,850	(4,554)	19,498
Income (loss) before income tax provision	177,155	(598)	(1,142)	175,415	151,962	8,226	(4,491)	155,697
Income tax provision	53,784	—	—	53,784	56,051	—	—	56,051
Net income (loss)	123,371	(598)	(1,142)	121,631	95,911	8,226	(4,491)	99,646
Less: Net income (loss) attributable to noncontrolling interests	105	—	(1,740)	(1,635)	83	—	3,735	3,818
Net income (loss) attributable to Legg Mason, Inc.	$ 123,266	$ (598)	$ 598	$ 123,266	$ 95,828	$ 8,226	$ (8,226)	$ 95,828

Other non-operating income (expense) includes interest income, interest expense and net gains (losses) on investments and long-term debt determined on an accrual basis.

The consolidation of CIVs has no impact on Net Income Attributable to Legg Mason, Inc.

The fair value of the financial assets and (liabilities) of CIVs were determined using the following categories of inputs as of September 30, 2010 and March 31, 2010:

	As of September 30, 2010
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Trading investments:
Hedge funds	$ —	$ 19,693	$ 19,712	$ 39,405
Government and corporate securities	—	34,709	—	34,709
Other	—	5,456	—	5,456
Total trading investment securities	—	59,858	19,712	79,570
Investments:
CLO loans	—	247,273	—	247,273
CLO bonds	—	21,271	—	21,271
Private equity funds	—	—	15,802	15,802
Total investments	—	268,544	15,802	284,346
Derivative assets	29	96	—	125
	$ 29	$ 328,498	$ 35,514	$ 364,041

Liabilities:
CLO debt	$ —	$ —	$ (252,822)	$ (252,822)
Reverse repurchase agreements	—	(30,200)	—	(30,200)
Derivative liabilities	(365)	(10,083)	—	(10,448)
	$ (365)	$ (40,283)	$ (252,822)	$ (293,470)

As of March 31, 2010
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total

Assets:
Investment securities:
Hedge funds	$ —	$ 24,813	$ 12,374	$ 37,187
Investments:
Private equity funds	—	—	13,692	13,692
	$ —	$ 24,813	$ 26,066	$ 50,879

The table below presents a summary of changes in assets and (liabilities) of CIVs measured at fair value using significant unobservable inputs (Level 3) for the periods from March 31, 2010 to September 30, 2010 and March 31, 2009 to September 30, 2009:

	Value as of March 31, 2010	Purchases, sales, issuances and settlements, net	Net transfer into/out of Level 3(1)	Realized and unrealized gains/(losses), net	Value as of September 30, 2010
Assets:
Hedge funds	$ 12,374	$ 3,389	$ 2,627	$ 1,322	$ 19,712
Private equity funds	13,692	2,654	—	(544)	15,802
	$ 26,066	$ 6,043	$ 2,627	$ 778	$ 35,514
Liabilities:
CLO debt	$ —	$ —	$ (249,668)	$ (3,154)	$ (252,822)
Total realized and unrealized gains (losses), net				$ (2,376)

	Value as of March 31, 2009	Purchases, sales, issuances and settlements, net	Net transfer into/out of Level 3(1)	Realized and unrealized gains/(losses), net	Value as of September 30, 2009
Assets:
Hedge funds	$ 4,250	$ 1,806	$ 10,414	$ 1,277	$ 17,747
Private equity funds	4,976	5,112	—	(2)	10,086
	$ 9,226	$ 6,918	$ 10,414	$ 1,275	$ 27,833

(1)  Transfers into Level 3 for the six months ended September 30, 2010 and 2009 represent assets and liabilities recorded upon the initial consolidation of investment vehicles.

Realized and unrealized gains and losses recorded for Level 3 assets and liabilities of CIVs are included in Other non-operating income (expense) of CIVs on the Consolidated Statements of Income.  Total unrealized gains (losses) for Level 3 investments and liabilities of CIVs relating only to those assets and liabilities still held at the reporting date were $(2,084) and $1,275 for the six months ended September 30, 2010 and 2009, respectively.

The fair values of CLO loans and bonds are determined based on prices from well-recognized third party pricing services that utilize available market data and are therefore classified as Level 2.  Legg Mason has established controls reasonably designed to assess the reasonableness of the prices provided.  The fair value of CLO debt is valued using a discounted cash flow methodology.  Inputs used to determine the expected cash flows include assumptions about forecasted default and recovery rates that a market participant would use in determining the fair value of the CLO’s underlying collateral assets.  Given the significance of the unobservable inputs to the fair value measurement, the CLO debt valuation is classified as Level 3.

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

The NAV values used as a practical expedient by CIVs have been provided by the investees and have been derived from the fair values of the underlying investments as of the reporting date.  The following table summarizes, as of September 30, 2010, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized.

Category of Investment	Investment Strategy	Fair Value Determined Using NAV	Unfunded Commitments	Remaining Term
Hedge funds	Global, fixed income, macro, long/short equity, systematic, emerging market, U.S. and Europe hedge	$ 39,405 (1)	n/a	n/a
Private equity funds	Long/short equity	15,802 (2)	$ 15,238	9 years
Total		$ 55,207	$ 15,238

n/a – not applicable

(1)

18% monthly redemption, 20% quarterly redemption, 10% annual redemption, and 52% subject to 3-5 year lock-up or side pocket provisions.

(2)

Liquidations are expected during the remaining term.

There are no current plans to sell any of these investments.

The following table presents the fair value and unpaid principal balance of CLO loans, bonds and debt carried at fair value under the fair value option as of September 30, 2010:

CLO loans and bonds
Unpaid principal balance	$ 284,794
Unpaid principal balance in excess of fair value	(16,250)
Fair value	$ 268,544

Unpaid principal balance of loans that are more than 90 days past due and also in nonaccrual status	$ 4,963
Unpaid principal balance in excess of fair value for loans that are more than 90 days past due and also in nonaccrual status	(3,082)
Fair value of loans more than 90 days past due and in nonaccrual status	$ 1,881

Debt
Principal amounts outstanding	$ 300,959
Excess unpaid principal over fair value	(48,137)
Fair value	$ 252,822

During the three and six months ended September 30, 2010, total gains (losses) of $2,593 and $(1,586), respectively, were recognized in Other non-operating income (expense) of CIVs in the Consolidated Statements of Income related to assets and liabilities for which the fair value option was elected.  For CLO loans and CLO debt measured at fair value, substantially all of the  estimated gains and losses included in earnings for the three months ended September 30, 2010 were attributable to instrument-specific credit risk due to credit spreads for these instruments fluctuating during the period while inherent bench-marked interest rates were relatively unchanged.  Separately, during the three months ended June 30, 2010, credit spreads for these instruments remained relatively static while bench-marked interest rates declined slightly.  This resulted in little, if any, of the estimated gains and losses being attributable to instrument-specific credit risk.

The CLO debt bears interest at variable rates based on LIBOR plus a pre-defined spread, which ranges from 25 basis points to 400 basis points.  All outstanding CLO debt matures on July 15, 2018.

Total derivative assets and liabilities of CIVs of $125 and $10,448, respectively, as of September 30, 2010, are primarily recorded in Other assets and Other liabilities of CIVs.  Gains and (losses) of $4,811 and $(5,387), respectively, for the three months ended September 30, 2010 and $6,174 and $(7,926), respectively, for the six months ended September 30, 2010, related to derivative assets and liabilities of CIVs are included in Other non-operating income (expense) of CIVs.  There is no risk to Legg Mason in relation to the derivative assets and liabilities of the CIVs in excess of its investment in the funds, if any.

As of September 30, 2010 and March 31, 2010, for VIEs in which Legg Mason holds a significant variable interest or is the sponsor and holds a variable interest, but for which it was not the primary beneficiary, Legg Mason’s carrying value, the related VIE assets and liabilities and maximum risk of loss were as follows:

	As of September 30, 2010
	VIE Assets Not Consolidated	VIE Liabilities Not Consolidated	Equity Interests on the Consolidated Balance Sheet	Maximum Risk of Loss(2)
CDOs/CLOs(1)	$ 386,726	$ 8,418	$ —	$ 1,046
Public-Private Investment Program(3)	629,949	450	264	264
Other sponsored investment funds	18,438,406	3,261	78,942	109,298
Total	$ 19,455,081	$ 12,129	$ 79,206	$ 110,608

	As of March 31, 2010
	VIE Assets Not Consolidated	VIE Liabilities Not Consolidated	Equity Interests on the Consolidated Balance Sheet	Maximum Risk of Loss(2)
CDOs/CLOs(1)	$ 3,508,290	$ 3,215,890	$ —	$ —
Public-Private Investment Program(3)	411,489	—	55,526	72,245
Other sponsored investment funds	16,564,227	1,334	47,484	71,383
Total	$ 20,484,006	$ 3,217,224	$ 103,010	$ 143,628

(1)

Legg Mason manages certain CDOs/CLOs in which it is no longer considered to have a variable interest under new accounting guidance effective April 1, 2010.  The aggregate cumulative assets and liabilities of these CDOs/CLOs were $2.8 billion and $2.6 billion, respectively, as of March 31, 2010.

(2)

Includes equity investments the Company has made or is required to make and any earned but uncollected management fees.

(3)

The Company continues to manage funds under the Public-Private Investment Program.  As a result of restructuring its investment during the three months ended June 30, 2010, the Company remains a sponsor but no longer has a variable interest in certain of the Public-Private Investment Program funds.

The assets of these VIEs are primarily comprised of cash and cash equivalents and investment securities, and the liabilities are primarily comprised of debt and various expense accruals.

4.  Fair Values of Assets and Liabilities

The disclosures below reflect details of Legg Mason’s assets and liabilities that are measured at fair value, excluding assets and liabilities of CIVs. See Note 3, Consolidation, for information related to the assets and liabilities of CIVs that are measured at fair value.

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

	Value as of September 30, 2010
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total

Assets:
Cash equivalents(1)
Money market funds	$ 940,215	$ —	$ —	$ 940,215
Time deposits	—	31,830	—	31,830
Total cash equivalents	940,215	31,830	—	972,045
Trading investment securities
Investments relating to long-term incentive compensation plans(2)	120,126	41,240	—	161,366
Proprietary fund products and other investments(3)	71,413	65,938	29,952	167,303
Total trading investment securities	191,539	107,178	29,952	328,669
Available-for-sale investment securities	2,666	4,975	11	7,652
Investments in partnerships and LLCs	1,184	—	177,225	178,409
Derivative assets:
Currency and market hedges	611	—	—	611
Equity securities	—	—	1,708	1,708
	$1,136,215	$ 143,983	$ 208,896	$ 1,489,094
Liabilities:
Derivative liabilities:
Currency and market hedges	$ (1,929)	$ —	$ —	$ (1,929)

	Value as of March 31, 2010
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total

Assets:
Cash equivalents(1)
Money market funds	$ 930,015	$ —	$ —	$ 930,015
Time deposits	—	249,352	—	249,352
Total cash equivalents	930,015	249,352	—	1,179,367
Trading investment securities
Investments relating to long-term incentive compensation plans(2)	118,096	49,031	—	167,127
Proprietary fund products and other investments(3)	65,534	67,663	34,549	167,746
Total trading investment securities	183,630	116,694	34,549	334,873
Available-for-sale investment securities	2,533	4,412	12	6,957
Investments in partnerships and LLCs	1,192	—	121,585	122,777
Derivative assets:
Currency and market hedge	697	—	—	697
Equity Securities	—	—	1,884	1,884
	$ 1,118,067	$ 370,458	$ 158,030	$ 1,646,555
Liabilities:
Derivative Liabilities:
Currency and market hedge	$ (485)	$ —	$ —	$ (485)

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

(3)   Primarily mutual funds that are invested approximately 58% and 68% in equity securities as of September 30, 2010 and March 31, 2010, respectively, and 42% and 32% in debt securities as of September 30, 2010 and March 31, 2010, respectively.

The tables below present a summary of changes in financial assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the periods from March 31, 2010 to September 30, 2010 and March 31, 2009 to September 30, 2009:

	Value as of March 31, 2010	Purchases, sales, issuances and settlements, net	Net transfer in (out) of Level 3	Realized and unrealized gains/(losses), net	Value as of September 30, 2010

Assets:
Proprietary fund products and other investments	$ 34,549	$ (5,000)	$ —	$ 403	$ 29,952
Investments in partnerships and LLCs	121,585	40,707	—	14,933	177,225
Other investments	1,896	(189)	—	12	1,719
	$ 158,030	$ 35,518	$ —	$ 15,348	$ 208,896

	Value as of March 31, 2009	Purchases, sales, issuances and settlements, net	Net transfer in (out) of Level 3	Realized and unrealized gains/(losses), net	Value as of September 30, 2009

Assets:
Proprietary fund products and other investments	$ 36,469	$ (2,500)	$ —	$ 5,584	$ 39,553
Investments in partnerships and LLCs	53,743	9,809	—	1,030	64,582
Other investments	2,352	(530)	—	251	2,073
	$ 92,564	$ 6,779	$ —	$ 6,865	$ 106,208
Liabilities:
Fund support	$ (20,631)	$ —	$ —	$ 20,631	$ —

Total realized and unrealized gains, net				$ 27,496

Realized and unrealized gains and losses recorded for Level 3 investments are included in Other income (expense) on the Consolidated Statements of Income.  Total unrealized gains (losses) for Level 3 investments relating only to those assets and liabilities still held at the reporting date were $4.8 million and $28.8 million for the six months ended September 30, 2010 and 2009, respectively.

As a practical expedient, Legg Mason relies on the NAV of certain investments as their fair value.  The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the reporting date.  The following table summarizes, as of September 30, 2010, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized.

Category of Investment	Investment Strategy	Fair Value Determined Using NAV	Unfunded Commitments	Remaining Term
Funds-of-hedge funds	Global, fixed income, macro, long/short equity, natural resources, systematic, emerging market, Europe hedge	$ 60,277 (1)	n/a	n/a
Private funds	Long/short equity	20,444 (2)	5,037	9 years
Private fund	Fixed income, residential and commercial mortgage-backed securities	83,790 (2)	n/a	8 years
Other	Various	11,657 (2)	n/a	Various(3)
Total		$ 176,168	$ 5,037

n/a – not applicable

(1)

57% monthly redemption, 43% quarterly redemption; 21% subject to 2 year lock-up.

(2)

Liquidations are expected over the remaining term.

(3)

82% 3-year remaining term, 18% 21-year remaining term.

There are no current plans to sell any of these investments.

5.  Fixed Assets

Fixed assets consist of equipment, software and leasehold improvements, and capital lease assets.  Equipment consists primarily of communications and technology hardware and furniture and fixtures.  Software includes purchased software and internally developed software. Fixed assets are reported at cost, net of accumulated depreciation and amortization.  The following table reflects the components of fixed assets as of:

	September 30, 2010	March 31, 2010
Equipment	$ 196,631	$ 196,624
Software	218,711	212,835
Leasehold improvements and capital lease assets	310,676	306,435
Total cost	726,018	715,894
Less: accumulated depreciation and amortization	(392,341)	(354,075)
Fixed assets, net	$ 333,677	$ 361,819

Depreciation and amortization expense included in operating income was $20,097 and $21,704 for the quarters ended September 30, 2010 and 2009, respectively, and $40,937 and $43,721 for the six months ended September 30, 2010 and 2009, respectively.

6. Intangible Assets and Goodwill

The following tables reflect the components of intangible assets as of:

	September 30, 2010	March 31, 2010
Amortizable asset management contracts
Cost	$ 213,482	$ 212,333
Accumulated amortization	(145,625)	(133,210)
Net	67,857	79,123
Indefinite–life intangible assets
Fund management contracts	3,753,514	3,753,299
Trade names	69,800	69,800
	3,823,314	3,823,099
Intangible assets, net	$ 3,891,171	$ 3,902,222

As of September 30, 2010, management contracts are being amortized over a weighted-average life of 3.9 years. Estimated amortization expense for each of the next five fiscal years is as follows:

Remaining 2011	$ 11,569
2012	20,056
2013	14,660
2014	12,453
2015	3,537
Thereafter	5,582
Total	$ 67,857

The change in the carrying value of goodwill for the six months ended September 30, 2010 is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value
Balance, beginning of period	$ 2,477,196	$ (1,161,900)	$ 1,315,296
Impact of excess tax basis amortization	(10,476)	—	(10,476)
Other, including changes in foreign exchange rates	10,408	—	10,408
Balance, end of period	$ 2,477,128	$ (1,161,900)	$ 1,315,228

7. Long-Term Debt and Equity Units

The disclosures below reflect details of Legg Mason’s debt, excluding the debt of CIVs.  See Note 3, Consolidation, for information related to the debt of CIVs.

The accreted value of long-term debt consists of the following:

	September 30, 2010			March 31, 2010
	Current Accreted Value	Unamortized Discount	Maturity Amount	Current Accreted Value
2.5% convertible senior notes	$ 1,069,298	$ 180,702	$ 1,250,000	$ 1,051,243
5.6% senior notes from Equity Units	103,039	—	103,039	103,039
Third-party distribution financing	—	—	—	1,639
Other term loans	11,825	—	11,825	14,413
Subtotal	1,184,162	180,702	1,364,864	1,170,334
Less: current portion	2,850	—	2,850	5,154
Total	$ 1,181,312	$ 180,702	$ 1,362,014	$ 1,165,180

As of September 30, 2010, the aggregate maturities of long-term debt, based on their contractual terms, are as follows:

Remaining 2011	$ 927
2012	2,329
2013	843
2014	894
2015	1,250,948
Thereafter	108,923
Total	$ 1,364,864

At September 30, 2010, the estimated fair value of long-term debt was approximately $1,322,526.

Legg Mason is accreting the carrying value of the 2.5% convertible senior notes to the principal amount at maturity using an interest rate of 6.5% (the effective borrowing rate for non-convertible debt at the time of issuance) over its expected life of seven years, resulting in additional interest expense of approximately $9.1 million and $8.6 million for the quarters ended September 30, 2010 and 2009, respectively, and $18.1 million and $17.0 million, for the six months ended September 30, 2010 and 2009, respectively. The amount by which the notes’ if-converted value exceeds the accreted value using a current interest rate of 3.52% as of September 30, 2010 (representing a potential loss) is approximately $133.8 million.

8. Stock-Based Compensation

Legg Mason’s stock-based compensation includes stock options, employee stock purchase plans, restricted stock awards and units, performance shares payable in common stock, and deferred compensation payable in stock.  Shares available for issuance under the active equity incentive plan as of September 30, 2010 were approximately 8.0 million. Options under Legg Mason’s employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in equal increments over three to five years and expire within five to 10 years from the date of grant.

Compensation expense relating to stock options for the three months ended September 30, 2010 and 2009 was $4,449 and $3,383, respectively, and for the six months ended September 30, 2010 and 2009 was $9,081 and $8,897, respectively.

Stock option transactions during the six months ended September 30, 2010 and 2009, respectively, are summarized below:

	Six months ended September 30,
	2010		2009
	Number of shares	Weighted-average exercise price per share	Number of shares	Weighted-average exercise price per share
Options outstanding at March 31	6,054	$ 57.75	5,554	$ 64.09
Granted	701	33.13	1,455	26.81
Exercised	(350)	26.25	(52)	25.04
Canceled/ forfeited	(318)	45.56	(773)	46.62
Options outstanding at September 30	6,087	$ 57.36	6,184	$ 57.83

At September 30, 2010, options were exercisable for 3,164 shares with a weighted-average exercise price of $74.77 and a weighted-average remaining contractual life of 3.9 years.  Unamortized compensation cost related to unvested options (2,923 shares) at September 30, 2010 of $40,699 is expected to be recognized over a weighted-average period of 2.1 years.

The weighted average fair value of option grants during the six months ended September 30, 2010 and 2009, using the Black-Scholes option pricing model, was $14.38 and $12.09 per share, respectively.

The following weighted-average assumptions were used in the model for grants in fiscal 2010 and 2009:

	Six months ended September 30,

	2010	2009
Expected dividend yield	1.39%	1.45%
Risk-free interest rate	2.40%	2.86%
Expected volatility	52.83%	55.27%
Expected lives (in years)	5.18	5.17

Compensation expense relating to restricted stock and restricted stock units for the three months ended September 30, 2010 and 2009 was $8,685 and $6,879, respectively, and for the six months ended September 30, 2010 and 2009 was $16,068 and $14,049, respectively.

Restricted stock and restricted stock unit transactions during the six months ended September 30, 2010 and 2009, respectively, are summarized below:

	Six months ended September 30,
	2010		2009
	Number of shares	Weighted-average grant date value	Number of shares	Weighted-average grant date value
Unvested shares at March 31	1,605	$ 34.80	1,341	$ 51.26
Granted	1,635	33.22	742	22.02
Vested	(425)	38.53	(292)	56.88
Canceled/ forfeited	(75)	31.47	(51)	54.30
Unvested shares at September 30	2,740	$ 33.37	1,740	$ 37.69

Unamortized compensation cost related to unvested restricted stock and restricted stock unit awards at September 30, 2010 of $69,220 is expected to be recognized over a weighted-average period of 1.9 years.

Compensation expense relating to the stock purchase plan and deferred compensation payable in stock for the three months ended September 30, 2010 and 2009 was $99 and $97, respectively, and for the six months ended September 30, 2010 and 2009 was $302 and $286, respectively.

During the quarter ended September 30, 2010, non-employee directors were granted 17 restricted stock units and 31 shares of common stock at a fair value of $1,425.  As of September 30, 2010, non-employee directors held 220 stock options, which are included in the outstanding options presented in the table above.  As of September 30, 2010, non-employee directors held 62 restricted stock units, which vest on the grant date and are therefore not included in the unvested shares of restricted stock and restricted stock units in the table above.  During the six months ended September 30, 2010, 9 stock options were exercised and 59 stock options expired.  During the six months ended September 30, 2010, 7 restricted stock units were paid in shares.

As part of the Company’s restructuring initiative further discussed in Note 12, the employment of certain recipients of stock option and restricted stock awards will be terminated.  The termination benefits extended to these employees include accelerated vesting of any portion of their equity incentive awards that would not have vested by January 1, 2012 under the original terms of the awards.  In May 2010, the portion of the awards subject to accelerated vesting were revalued and are being expensed over the new remaining vesting period, the impact of which is included above.

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

As of September 30, 2010, the minimum annual aggregate rentals under operating leases and servicing agreements are as follows:

Remaining 2011	$ 69,582
2012	131,661
2013	109,807
2014	88,883
2015	80,565
Thereafter	595,178
Total	$ 1,075,676

The table above also does not include aggregate obligations of $32,081 for property and equipment under capital leases.

The minimum rental commitments shown above have not been reduced by $150,083 for minimum sublease rentals to be received in the future under non-cancelable subleases, of which approximately 56% is due from one counterparty.  If a sub-tenant defaults on a sublease, Legg Mason may incur operating expense charges to reflect expected future sublease rentals at reduced amounts, as a result of the current commercial real estate market.

The above minimum rental commitments includes $984,939 in real estate and equipment leases and $90,737 in service and maintenance agreements.

As of September 30, 2010, Legg Mason had commitments to invest approximately $31,399 in investment vehicles. These commitments will be funded as required through the end of the respective investment periods through fiscal 2018.

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

10. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income or loss attributable to Legg Mason, Inc. by the weighted average number of shares outstanding. The calculation of weighted average shares includes common shares and shares exchangeable into common stock, if any. Diluted EPS is similar to basic EPS, but adjusts for the effect of potentially issuable common shares, except when inclusion is antidilutive.

Basic and diluted earnings per share for the three and six months ended September 30, 2010 and 2009, respectively, include all vested shares of restricted stock related to Legg Mason’s deferred compensation plans.

The following table presents the computations of basic and diluted EPS:

	Three Months Ended September 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding	151,416	151,416	151,267	151,267
Potential common shares:
Employee stock options	-	111	-	83
Unvested shares related to deferred compensation	-	413	-	422
Shares issuable upon payment of contingent consideration	-	-	-	1,452
Total weighted average diluted shares	151,416	151,940	151,267	153,224
Net Income	$ 76,588	$ 76,588	$ 47,322	$ 47,322
Less: Net income attributable to noncontrolling interests	1,253	1,253	1,548	1,548
Net Income Attributable to Legg Mason, Inc.	$ 75,335	$ 75,335	$ 45,774	$ 45,774
Net Income per Share Attributable to Legg Mason, Inc. common shareholders	$ 0.50	$ 0.50	$ 0.30	$ 0.30

	Six Months Ended September 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding	155,746	155,746	146,696	146,696
Potential common shares:
Employee stock options	-	143	-	25
Unvested shares related to deferred compensation	-	438	-	325
Shares issuable upon payment of contingent consideration	-	-	-	1,662
Total weighted average diluted shares	155,746	156,327	146,696	148,708
Net Income	$ 121,631	$ 121,631	$ 99,646	$ 99,646
Less: Net income attributable to noncontrolling interests	(1,635)	(1,635)	3,818	3,818
Net Income Attributable to Legg Mason, Inc.	$ 123,266	$ 123,266	$ 95,828	$ 95,828
Net Income per Share Attributable to Legg Mason, Inc. common shareholders	$ 0.79	$ 0.79	$ 0.65	$ 0.64

During the six months ended September 30, 2010, Legg Mason entered into separate accelerated share repurchase agreements (“ASR Agreements”) with two financial institutions to repurchase, in the aggregate, $300 million of Legg Mason common stock. Under the ASR Agreements, Legg Mason received an initial delivery of 9,157 shares in June 2010 and received an additional 990 shares at final settlement in August 2010. All shares purchased under the ASR Agreements were retired upon receipt. During the three and six months ended September 30, 2010, Legg Mason purchased and retired 735 shares and 1,244 shares, respectively, of its common stock in open market purchases.  For the three and six months ended September 30, 2010, 10,317 shares and 5,787 shares, respectively, related to share repurchases, are excluded from weighted average shares outstanding.

The diluted EPS calculations for the three and six months ended September 30, 2010 and 2009 exclude any potential common shares issuable under the convertible 2.5% senior notes or the convertible Equity Units because the market price of Legg Mason common stock has not exceeded the price at which conversion under either instrument would be dilutive using the treasury stock method.

Options to purchase 5,504 and 5,153 shares for the three months ended September 30, 2010 and 2009, respectively, and 5,407 and 5,658 shares for the six months ended September 30, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because the presumed proceeds from exercising such options, including any related unamortized cost and income tax benefits, if any, exceed the average price of the common shares for the period and therefore the options are deemed antidilutive. Unvested shares of restricted stock for the three months ended September 30, 2010 and 2009 of 1,189 and 1,221, respectively, and for the six months ended September 30, 2010 and 2009 of 953 and 1,319, respectively, were deemed antidilutive and therefore excluded from the computation of diluted earnings per share.

11.  Derivatives and Hedging

The disclosures below reflect details of Legg Mason’s derivatives and hedging excluding the derivatives and hedging of CIVs. See Note 3, Consolidation, for information related to the derivatives and hedging of CIVs.

Legg Mason uses currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, euro, Canadian dollar, and Great Britain pound. Legg Mason had open currency forward contracts with aggregate gross asset and liability fair values of $611 and $1,307, respectively, as of September 30, 2010 and $671 and $255, respectively, as of March 31, 2010, which are classified as Other assets and Other liabilities. In the Consolidated Balance Sheets, Legg Mason nets the fair value of certain foreign currency forwards executed with the same counterparty where Legg Mason has both the legal right and intent to settle the contracts on a net basis.

For the three months ended September 30, 2010 and 2009, Legg Mason recognized gains of $982 and $2,554, respectively, and losses of $3,244 and $2,923, respectively, for foreign exchange hedges associated with operating activities.  For the six months ended September 30, 2010 and 2009, Legg Mason recognized gains of $3,296 and $5,706, respectively, and losses of $3,956 and $9,633, respectively, for foreign exchange hedges associated with operating activities. Gains and losses related to foreign exchange hedges associated with operating activities are included in Other expense.

For the three months ended September 30, 2010, Legg Mason recognized losses of $328, included in Other non-operating income (expense), for foreign exchange hedges associated with seed capital investments.  For the six months ended September 30, 2010, Legg Mason recognized gains of $6 and losses of $108 for foreign exchange hedges associated with seed capital investments. There were no gains or losses related to foreign exchange hedges included in Other non-operating income (expense) for the three and six months ended September 30, 2009.

Legg Mason uses market hedges on certain seed capital investments by entering into futures contracts to sell index funds that benchmark the hedged seed capital investments. There were no significant futures contracts open as of September 30, 2010 and March 31, 2010.  For the three and six months ended September 30, 2010, Legg Mason recognized gains of $9 and $1,258, respectively, and losses of $2,394 and $2,020, respectively, included in Other non-operating income (expense), relating to futures contracts intended to offset movements in the value of seed capital investments. During the six months ended September 30, 2009, Legg Mason did not use the futures contracts discussed above and, therefore, there were no gains or losses related to market hedges recorded during the three and six months ended September 30, 2009.

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

This initiative involves transition-related costs that primarily include charges for employee termination benefits and incentives to retain employees during the transition period, recorded in Transition-related compensation.  The transition-related costs also involve other costs, including for early contract terminations, asset disposals, and professional fees, recorded in the appropriate operating expense line.  Total transition-related costs are expected to be in the range of $115,000 to $135,000.  Legg Mason expects that approximately 40% of these costs will be accrued in fiscal 2011 and the remainder will be accrued in fiscal 2012.

Charges for transition-related costs were $11.6 million and $14.7 million for the three and six months ended September 30, 2010, respectively, which primarily represent costs for severance and retention incentives.  The table below presents a summary of changes in the transition-related liability from March 31, 2010 through September 30, 2010 and cumulative charges incurred through September 30, 2010, including non-cash charges, such as asset write-offs:

	Balance as of March 31, 2010	Accrued charges	Payments	Balance as of September 30, 2010	Non-cash Charges (1)	Cumulative Charges
Severance and retention incentives	$ —	$ 13,687	$ (143)	$ 13,544	$ —	$ 13,687
Other	—	246	(183)	63	809	1,055
	$ —	$ 13,933	$ (326)	$ 13,607	$ 809	$ 14,742

(1)

Includes write-offs of capitalized costs, primarily for internally-developed software, that will no longer be utilized as a result of the initiative.

The estimates for remaining transition-related costs are as follows:

	Minimum	Maximum
Severance and retention incentives	$ 81,000	$ 86,000
Other costs	19,000	34,000
Total	$ 100,000	$ 120,000

During the transition period beginning July 1, 2010, costs of providing certain corporate shared services are allocated to the Company’s asset management affiliates, which will correspondingly have the impact of reducing their compensation under revenue sharing agreements.  As a result, the initiative also involves transition support to these affiliates, referred to as a compensation bridge, to temporarily offset the impact of absorbing the allocated costs, which will be recorded as Compensation and benefits.  The bridge will be primarily in cash, but will also include grants of restricted stock.  Total transition support to affiliates is expected to be approximately $75,000.  As of September 30, 2010, approximately $12,000 of transition support has been recognized.  The remainder of the transition support will primarily be incurred during fiscal 2011 and fiscal 2012.

13. Liquidity Fund Support

As of March 31, 2010, all previously existing support arrangements had expired or were terminated in accordance with their terms. For the three and six months ended September 30, 2009, Legg Mason recognized pre-tax gains of $5,613 ($4,041 net of income taxes) and $23,171

($16,565 net of income taxes), respectively, which include increases in the value of the underlying securities, in addition to pre-tax gains on foreign exchange forward contracts of $113 and $1,484 for the three and six month periods, respectively, and an interest payment of $1,056 received during the six month period related to SIV securities that were sold in the fourth quarter of fiscal 2009.  These items are included in Other non-operating income (expense) on the Consolidated Statement of Income.

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

Our financial position and results of operations are materially affected by the overall trends and conditions of the financial markets, particularly in the United States, but increasingly in the other countries in which we operate. Results of any individual period should not be considered representative of future results. Our profitability is sensitive to a variety of factors, including the amount and composition of our assets under management, and the volatility and general level of securities prices and interest rates, among other things. Sustained periods of unfavorable market conditions are likely to affect our profitability adversely. In addition, the diversification of services and products offered, investment performance, access to distribution channels, reputation in the market, attracting and retaining key employees and client relations are significant factors in determining whether we are successful in attracting and retaining clients. For a further discussion of factors that may affect our results of operations, refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and in Item 1A. contained within this document.

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

Terms such as “we,” “us,” “our,” and “company” refer to Legg Mason.

Business Environment

During the quarter and six months ended September 30, 2010, the financial environment in the United States continued to be challenging as unemployment rates remained elevated and economic uncertainty persisted.  Equity markets continued to be volatile during the quarter.  Gains experienced in the equity markets in July 2010 were offset by declines in August 2010.

Equity markets then rebounded in September 2010 due to improved consumer and investor confidence.  Despite the volatility, all major U.S. equity market indices, as well as the Barclays Capital Global Aggregate Bond Index and the Barclays Capital U.S. Aggregate Bond Index, increased during the three months ended September 30, 2010.  During the six months ended September 30, 2010, all major U.S. equity market indices declined, and the Barclays Capital Global Aggregate Bond Index and the Barclays Capital U.S. Aggregate Bond Index increased, as illustrated in the table below:

	% Change as of September 30, 2010
Indices	For Three Months Ended	For Six Months Ended
Dow Jones Industrial Average(1)	10.37%	(0.63%)
S&P 500(2)	10.72%	(2.41%)
NASDAQ Composite Index(3)	12.30%	(1.22%)
Barclays Capital U.S. Aggregate Bond Index(4)	2.48%	6.05%
Barclays Capital Global Aggregate Bond Index(4)	7.30%	7.25%

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

During the quarter ended September 30, 2010, the Federal Reserve Board held the federal funds rate at 0.25%. Despite recent improvements, the financial environment in which we operate remains volatile and continues to be challenging. As a result, we expect the challenges to persist and therefore cannot predict how these uncertainties will impact our results.

Quarter Ended September 30, 2010 Compared to Quarter Ended September 30, 2009

Assets Under Management

The components of the changes in our assets under management (“AUM”) (in billions) for the three months ended September 30 were as follows:

	2010	2009
Beginning of period	$ 645.4	$ 656.9
Investment funds, excluding liquidity funds
Subscriptions	10.8	9.7
Redemptions	(9.9)	(8.8)
Separate account flows, net	(13.5)	(11.4)
Liquidity fund flows, net	(0.1)	2.4
Net client cash flows	(12.7)	(8.1)
Market performance and other (1)	40.8	53.9
End of period	$ 673.5	$ 702.7

(1)

Includes impact of foreign exchange.

In the last three months, AUM increased by $28.1 billion or 4.4% from $645.4 billion at June 30, 2010 to $673.5 billion at September 30, 2010. The increase in AUM was attributable to market appreciation of $41 billion, of which approximately 17% resulted from the impact of foreign currency exchange fluctuation, and was partially offset by net client outflows of $13 billion. The majority of outflows were in fixed income assets, with $8 billion, followed by equity outflows of $4 billion. Liquidity flows were relatively flat. The majority of fixed income outflows were in products managed by Western Asset Management Company (“Western Asset”). Equity outflows were primarily at ClearBridge Advisors LLC (“ClearBridge”) and Legg Mason Capital Management, Inc. (“LMCM”).

AUM at September 30, 2010 were $673.5 billion, a decrease of $29.2 billion or 4.2% from September 30, 2009. The decrease in AUM was attributable to net client outflows of $79 billion, partially offset by market appreciation of $50 billion, of which approximately 8% resulted from the impact of foreign currency exchange fluctuation. There were net client outflows in all asset classes. The majority of outflows were in fixed income assets with $49 billion, or 62% of the outflows, followed by liquidity and equity outflows of $20 billion and $10 billion, respectively. The majority of fixed income outflows were in products managed by Western Asset that had experienced investment underperformance in prior periods. Equity outflows were primarily experienced in products managed at ClearBridge, LMCM and Batterymarch Financial management (“Batterymarch”).  We generally earn higher fees and profits on equity AUM, and outflows in this asset class will more negatively impact our revenues and net income than would outflows in other asset classes. In addition, we have experienced outflows in our fixed income asset class since fiscal 2008.

We have been informed that Morgan Stanley Smith Barney intends to amend certain historical Smith Barney brokerage programs providing for investment in liquidity funds that our asset managers manage during the first quarter of fiscal 2012.  The changes will result in a reduction of approximately $22 billion in liquidity AUM.  We are currently waiving much of the management fees generated by these assets, so a loss of this AUM this quarter would have reduced advisory revenues by $9 million and not had a material impact on Net Income due to the impact of revenue share arrangements and income taxes.

AUM by Asset Class

AUM by asset class (in billions) as of September 30 was as follows:

		% of		% of	%
	2010	Total	2009	Total	Change
Equity	$ 169.6	25.2%	$ 165.6	23.6%	2.4%
Fixed Income	371.6	55.2	385.7	54.9	(3.7)
Liquidity	132.3	19.6	151.4	21.5	(12.6)
Total	$ 673.5	100.0%	$ 702.7	100.0%	(4.2) %

The component changes in our AUM by asset class (in billions) for the three months ended September 30, 2010 were as follows:

	Equity	Fixed Income	Liquidity	Total
June 30, 2010	$ 155.8	$ 357.9	$ 131.7	$ 645.4
Investment funds, excluding liquidity funds
Subscriptions	4.2	6.6	—	10.8
Redemptions	(5.9)	(4.0)	—	(9.9)
Separate account flows, net	(2.7)	(10.6)	(0.2)	(13.5)
Liquidity fund flows, net	—	—	(0.1)	(0.1)
Net client cash flows	(4.4)	(8.0)	(0.3)	(12.7)
Market performance	18.2	21.7	0.9	40.8
September 30, 2010	$ 169.6	$ 371.6	$ 132.3	$ 673.5

Average AUM by asset class (in billions) for the three months ended September 30 was as follows:

		% of		% of	%
	2010	Total	2009	Total	Change
Equity	$ 162.0	24.6%	$ 155.7	22.8%	4.0%
Fixed Income	365.0	55.4	377.5	55.2	(3.3)
Liquidity	131.6	20.0	150.8	22.0	(12.7)
Total	$ 658.6	100.0%	$ 684.0	100.0%	(3.7) %

AUM by Division

AUM by division (in billions) as of September 30 was as follows:

		% of		% of	%
	2010	Total	2009	Total	Change
Americas	$ 468.3	69.5%	$ 484.3	68.9%	(3.3) %
International	205.2	30.5	218.4	31.1	(6.0)
Total	$ 673.5	100.0%	$ 702.7	100.0%	(4.2) %

The component changes in our AUM by division (in billions) for the three months ended September 30, 2010 was as follows:

	Americas	International	Total
June 30, 2010	$ 450.3	$ 195.1	$ 645.4
Investment funds, excluding liquidity funds
Subscriptions	6.1	4.7	10.8
Redemptions	(7.4)	(2.5)	(9.9)
Separate account flows, net	(7.9)	(5.6)	(13.5)
Liquidity fund flows, net	1.6	(1.7)	(0.1)
Net client cash flows	(7.6)	(5.1)	(12.7)
Market performance and other	25.6	15.2	40.8
September 30, 2010	$ 468.3	$ 205.2	$ 673.5

Investment Performance(1)

Investment performance in the quarter ended September 30, 2010 was mixed from the previous quarter. The impact from the looming mid-term elections and a high unemployment rate contributed to declines in the overall market in August, as measured by the Wilshire 5000 Index losing 4.65% in August. However, the market bounced back significantly on some positive economic news in September, as measured by the Wilshire 5000 Index gaining 9.31% in September. As of September 30, 2010, for the trailing 1-year, 3-year, 5-year, and 10-year periods approximately 33%, 53%, 59%, and 82%, respectively, of our marketed equity composite(2) assets outpaced their benchmarks. As of September 30, 2009, for the trailing 1-year, 3-year, 5-

1  Index performance in this section includes reinvestment of dividends and capital gains.

2 A composite is an aggregation of discretionary portfolios (separate accounts and investment funds) into a single group that represents a particular investment objective or strategy. Each of our asset managers has its own specific guidelines for including portfolios in its marketed composites. Assets under management that are not managed in accordance with the guidelines are not included in a composite. As of September 30, 2010 and 2009, 89% and 86% of our equity assets under management and 89% and 83% of our fixed income assets under management, respectively, were in marketed composites.

year, and 10-year periods approximately 77%, 60%, 71%, and 92%, respectively, of our marketed equity composite assets outpaced their benchmarks.

In the fixed income markets, mixed economic data, including renewed concerns of a double-dip recession, caused Treasury yields to fall across the yield curve.  As a result, the yield curve flattened with the 30-year yields falling 20 basis points and the one-year yield falling six basis points.  However, investors were generally willing to take on more risk leading to strong returns across fixed income sectors, specifically emerging market debt and high yield. The worst performing fixed income sector was mortgage-backed bonds as measured by the Barclays U.S. Mortgage-Backed Securities Index returning 0.63%.

As of September 30, 2010, for the trailing 1-year, 3-year, 5-year, and 10-year periods approximately 85%, 33%, 43%, and 89%, respectively, of our marketed fixed income composite assets outpaced their benchmarks. As of September 30, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods approximately 82%, 15%, 23%, and 78%, respectively, of our fixed income marketed composite assets outpaced their benchmarks.

As of September 30, 2010, for the trailing 1-year, 3-year, 5-year, and 10-year periods 44%, 73%, 70%, and 80%, respectively, of our U.S. long-term mutual fund(3) assets outpaced their Lipper category average.  As of September 30, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods 81%, 65%, 62%, and 81%, respectively, of our U.S. long-term mutual fund(3) assets outpaced their Lipper category average.

As of September 30, 2010, for the trailing 1-year, 3-year, 5-year, and 10-year periods 37%, 66%, 67%, and 78%, respectively, of our U.S. equity mutual fund(3) assets outpaced their Lipper category average. As of September 30, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods 81%, 64%, 60%, and 80%, respectively, of our U.S. equity mutual fund(3) assets outpaced their Lipper category average.

As of September 30, 2010, for the trailing 1-year, 3-year, 5-year, and 10-year periods 56%, 86%, 77%, and 86%, respectively, of our U.S. fixed income mutual fund(3) assets outpaced their Lipper category average. As of September 30, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods 80%, 70%, 68%, and 86%, respectively, of our U.S. fixed income mutual fund(3) assets outpaced their Lipper category average.

Revenue by Division

Operating revenues by division (in millions) for the three months ended September 30 were as follows:

		% of		% of	%
	2010	Total	2009	Total	Change
Americas	$ 464.5	68.8%	$ 469.0	71.1%	(1.0)%
International	210.3	31.2	190.9	28.9	10.2
Total	$ 674.8	100.0%	$ 659.9	100.0%	2.3%

The decrease in operating revenues in the Americas division was primarily due to decreased mutual fund advisory fees on assets managed by Western Asset, offset in part by increased mutual fund advisory fees on assets managed by Royce & Associates, LLC (“Royce”). The increase in operating revenues in the International division was primarily due to increased

3 Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of September 30, 2010 and 2009, the U.S. long-term mutual fund assets represented in the data accounted for 16% and 14%, respectively, of our total assets under management. The performance of our U.S. long-term mutual fund assets is included in the marketed composites.

mutual fund advisory fees and increased performance fees on assets managed by the international operations of Western Asset and increased performance fees at Permal Group Ltd. (“Permal”).

Business Model Streamlining Initiative

In May 2010, we announced an initiative to streamline our business model to drive increased profitability and growth that includes (i) transitioning certain shared services to our investment affiliates where they are closer to the actual client relationships and (ii) our Americas distribution group sharing in affiliate revenues.  We project that the initiative will result in $130-150 million in expense reductions commencing on a run rate basis by the fourth quarter of fiscal year 2012.  These expense reductions are expected to consist of (i) approximately $75 million from transitioning certain shared services to our affiliates without any corresponding adjustment in their revenue sharing or other compensation arrangements, (ii) approximately $50 million from eliminating and streamlining activities in our corporate and distribution business units and (iii) approximately $15 million from our Americas distribution group sharing in affiliate revenues from retail assets under management without any corresponding adjustment in their revenue sharing or other compensation arrangements.

The initiative involves approximately $115-135 million in transition- related costs that primarily include charges for employee termination benefits and incentives to retain employees during the transition period reported in a separate compensation expense line on the Consolidated Statements of Income.  The transition-related costs will also include costs for early contract terminations, asset disposals and professional fees. We currently expect that approximately 40% of these costs will be accrued in fiscal 2011 and the remainder will be accrued in fiscal 2012.  As described above, our affiliates will absorb $75 million in shared services costs.  Accordingly, in fiscal 2011 and 2012, affiliate compensation pools will be reduced by a corresponding amount and we will provide the affiliates $75 million in support to fund compensation during the transition period.

The significant financial impact of the initiative commenced in the quarter ended September 30, 2010.  Accordingly, $11.6 million and $14.7 million in transition-related expenses were recognized during the three and six months ended September 30, 2010, respectively.

Results of Operations

Effective with the April 1, 2010 adoption of a new accounting standard on consolidation, we consolidate and separately identify certain sponsored investment vehicles, the most significant of which is a collateralized loan obligation entity (“CLO”).  The consolidation of these investment vehicles has no impact on Net Income Attributable to Legg Mason, Inc. and does not have a material impact on our consolidated operating results.  We also hold investments in certain consolidated sponsored investment funds and the change in the value of these investments, which is recorded in Other non-operating income (expense), is reflected in our Net Income, net of amounts allocated to noncontrolling interests.  The impact of the CIVs is presented in our “Consolidated Statements of Income, Excluding Consolidated Investment Vehicles” (See Supplemental Non-GAAP Financial Information).  Also, see Notes 2 and 3 of Notes to Consolidated Financial Statements for additional information regarding the consolidation of investment vehicles.

Operating Revenues

Total operating revenues in the quarter ended September 30, 2010 were $674.8 million, an increase of 2% from $659.9 million in the prior year quarter, despite a 4% decrease in average AUM, reflecting higher performance fees and increased revenue yields due to a more favorable asset mix.

Investment advisory fees from separate accounts decreased $2.8 million, or 1%, to $204.2 million.  Of this decrease, $7.7 million was the result of lower average fixed income assets managed by Western Asset.   This was offset in part by an increase of $3.0 million as a result of higher average equity assets managed by Batterymarch and the impact of $2.8 million of subordinate fees received during the current year quarter from certain CLOs managed by Western Asset.

Investment advisory fees from funds increased $10.1 million, or 3%, to $357.5 million.  Of this increase, $23.1 million was the result of higher average fixed income assets managed by Western Asset and $11.9 million was the result of higher average equity assets managed at Royce.  These increases were offset in part by a $14.2 million decrease due to lower average liquidity assets managed at Western Asset and an $11.9 million decrease as a result of fee waivers on liquidity funds managed by Western Asset, primarily to maintain certain yields to investors.

Performance fees increased $9.9 million, or 104%, to $19.5 million, primarily as a result of higher performance fees earned on assets managed at Western Asset and Permal.

Distribution and service fees decreased $2.3 million, or 2%, to $92.3 million, primarily as a result of the impact of increased fee waivers related to liquidity funds managed by Western Asset and a decline in average mutual fund AUM.

Operating Expenses

Total compensation and benefits increased $8.3 million to $295.9 million.  Compensation and benefits, excluding transition-related compensation of $11.0 million, all of which represents accruals for severance and retention incentive costs, decreased 1% to $284.9 million.  This decrease was primarily driven by a decrease in deferred compensation and revenue share-based incentive obligations of $2.0 million resulting from reduced market gains on assets invested for deferred compensation plans and seed capital investments, which are offset by gains in Other non-operating income (expense).

Compensation as a percentage of operating revenues was relatively flat at 43.8% in the September 2010 quarter compared to 43.6% in the prior year quarter as the impact of increased revenues at revenue share-based affiliates which retain a higher percentage of revenues as compensation was substantially offset by lower corporate compensation.

Distribution and servicing expenses decreased 5% to $165.8 million primarily as a result of the impact of liquidity fund fee waivers that reduce amounts paid to our distributors and a decrease in average AUM in certain products for which we pay fees to third-party distributors.

Communications and technology expense decreased 3% to $39.3 million, principally driven by a $1.3 million decrease in technology depreciation expense, which resulted primarily from the full depreciation of certain assets prior to or during the current quarter.

Occupancy expense decreased 6% to $33.5 million, primarily due to expenses incurred in the prior year associated with the relocation of our corporate headquarters.

Amortization of intangible assets remained flat at $5.7 million.

Other expenses increased 22% to $46.6 million, primarily as a result of a $3.1 million increase in charges related to trading errors, as well as a $1.5 million increase in expense reimbursements paid to certain mutual funds and $1.5 million in state franchise tax expense recognized in the current period.

Non-Operating Income (Expense)

Interest income increased 26% to $2.2 million primarily as a result of an increase in average interest rates earned on investment balances, which increased interest income by $1.0 million, offset in part by a $0.5 million impact from lower average investment balances.

Interest expense decreased 14% to $24.4 million, primarily as a result of the repayment of the $550 million outstanding balance on our $700 million term loan in January 2010, which reduced interest expense by $3.8 million.

As of March 31, 2010, all fund support arrangements had expired or were terminated in accordance with their terms.  Fund support gains were $5.6 million in the prior year period, which represent the reversal of unrealized, non-cash losses recorded in fiscal 2009 on liquidity fund support arrangements for our offshore funds.

Other income (expense) increased $18.6 million to a gain of $33.2 million, primarily as a result of the impact of $22.0 million in charges related to the exchange of our Equity Units in the prior year period and a $6.7 million increase in unrealized market gains on investments in proprietary fund products, which is partially offset by a corresponding compensation increase discussed above. These increases were offset in part by a $10.2 million reduction in unrealized market gains on assets invested for deferred compensation plans, which is substantially offset by a corresponding compensation decrease discussed above.

Income Tax Expense

The provision for income taxes was $26.7 million compared to $27.7 million in the prior year quarter.  During the quarter ended September 30, 2010, the United Kingdom (“U.K.”) Finance Bill of 2010 was enacted, which reduces the corporate tax rate from 28% to 27% for periods beginning after April 1, 2011.  The impact of the tax rate change on certain existing deferred tax liabilities resulted in a tax benefit of $8.9 million.  The effective tax rate was 25.9% for the quarter ended September 30, 2010, compared to 36.9% in the prior year quarter.  This decrease was primarily driven by the impact of the tax benefit of the U.K. rate change, which reduced the effective tax rate by 8.6 percentage points.  The effective tax rate, excluding the impact of CIVs, was approximately 26.2% and 37.7% for the three months ended September 30, 2010 and 2009, respectively.

Net Income Attributable to Legg Mason, Inc.

Net Income Attributable to Legg Mason, Inc., hereafter referred to as “Net Income”, for the three months ended September 30, 2010 totaled $75.3 million, or $0.50 per diluted share, compared to $45.8 million, or $0.30 per diluted share, in the prior year period.  The increase in Net Income was primarily due to the impact of $22.0 million in charges related to the exchange of our Equity Units recognized in the prior year period, the net impact of increased operating revenues, as previously discussed, and the impact of the U.K. tax rate change, offset in part by transition-

related compensation expense recorded in the current year period.  Adjusted Income (see Supplemental Non-GAAP Financial Information) increased to $115.0 million, or $0.76 per diluted share, for the quarter ended September 30, 2010, from $90.0 million, or $0.59 per diluted share in the prior year quarter, primarily due to the increase in Net Income, as previously discussed, excluding the impact of the U.K. tax rate change.  Operating margin increased to 13.0% from 11.8% in the prior year period.  Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information), for the quarters ended September 30, 2010 and 2009 was 24.1% and 21.0%, respectively.

Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009

Assets Under Management

The components of the changes in our assets under management (“AUM”) (in billions) for the six months ended September 30 were as follows:

	2010	2009
Beginning of period	$ 684.5	$ 632.4
Investment funds, excluding liquidity funds
Subscriptions	24.3	17.8
Redemptions	(20.4)	(20.0)
Separate account flows, net	(24.7)	(36.6)
Liquidity fund flows, net	(15.0)	0.4
Net client cash flows	(35.8)	(38.4)
Market performance and other (1)	24.8	108.7
End of period	$ 673.5	$ 702.7

(1)

Includes impact of foreign exchange.

AUM by Asset Class

Average AUM by asset class (in billions) for the six months ended September 30 was as follows:

		% of		% of	%
	2010	Total	2009	Total	Change
Equity	$ 166.1	24.9%	$ 147.3	22.1%	12.8%
Fixed Income	364.3	54.7	370.4	55.5	(1.6)
Liquidity	135.6	20.4	149.2	22.4	(9.1)
Total	$ 666.0	100.0%	$ 666.9	100.0%	(0.1) %

The component changes in our AUM by asset class (in billions) for the six months ended September 30, 2010 were as follows:

	Equity	Fixed Income	Liquidity	Total
March 31, 2010	$ 173.8	$ 364.3	$ 146.4	$ 684.5
Investment funds, excluding liquidity funds
Subscriptions	10.8	13.5	—	24.3
Redemptions	(11.9)	(8.5)	—	(20.4)
Separate account flows, net	(2.6)	(22.4)	0.3	(24.7)
Liquidity fund flows, net	—	—	(15.0)	(15.0)
Net client cash flows	(3.7)	(17.4)	(14.7)	(35.8)
Market performance and other	(0.5)	24.7	0.6	24.8
September 30, 2010	$ 169.6	$ 371.6	$ 132.3	$ 673.5

AUM by Division

The component changes in our AUM by division (in billions) for the six months ended September 30, 2010 were as follows:

	Americas	International	Total
March 31, 2010	$ 475.8	$ 208.7	$ 684.5
Investment funds, excluding liquidity funds
Subscriptions	13.6	10.7	24.3
Redemptions	(15.6)	(4.8)	(20.4)
Separate account flows, net	(15.3)	(9.4)	(24.7)
Liquidity fund flows, net	(7.8)	(7.2)	(15.0)
Net client cash flows	(25.1)	(10.7)	(35.8)
Market performance and other	17.6	7.2	24.8
September 30, 2010	$ 468.3	$ 205.2	$ 673.5

In the last six months, AUM decreased by $11.0 billion or 2% from $684.5 billion at March 31, 2010. The decrease in AUM was attributable to net client outflows of $36 billion, partially offset by market appreciation of $25 billion, of which approximately 31% resulted from the impact of foreign currency exchange fluctuation. The majority of outflows were in fixed income with $17 billion, or 47% of the outflows, followed by net liquidity outflows of $15 billion, and equity outflows of $4 billion. The majority of fixed income outflows were in products managed by Western Asset. Equity outflows were primarily experienced by products managed at ClearBridge and LMCM.

Revenue by Division

Operating revenues by division (in millions) for the six months ended September 30 were as follows:

		% of		% of	%
	2010	Total	2009	Total	Change
Americas	$ 935.6	69.4%	$ 912.8	71.7%	2.5%
International	413.4	30.6	360.2	28.3	14.8
Total	$ 1,349.0	100.0%	$ 1,273.0	100.0%	6.0%

The increase in operating revenues in the Americas division was primarily due to increased mutual fund advisory fees on assets managed by Royce. The increase in operating revenues in the International division was primarily due to increased mutual fund advisory fees and performance fees on assets managed by the international operations of Western Asset and increased fund revenues at Permal.

Results of Operations

Operating Revenues

Total operating revenues in the six months ended September 30, 2010 were $1.35 billion, an increase of 6% from $1.27 billion in the prior year, despite average AUM remaining flat, reflecting higher performance fees and increased revenue yields due to a more favorable asset mix.  These increases were offset in part by an increase in fee waivers on certain liquidity funds in order to maintain certain yields to investors.

Investment advisory fees from separate accounts increased $7.3 million, or 2%, to $405.2 million.  Of this increase, $10.8 million was the result of higher average equity assets at Batterymarch, ClearBridge, and Royce, $2.8 million was the result of subordinate fees received during the current year period from certain CLOs managed by Western Asset, and $2.5 million was the result of higher average fixed income assets managed at Brandywine.   These increases were offset in part by a decrease of $11.6 million as a result of lower average fixed income assets managed by Western Asset.

Investment advisory fees from funds increased $34.8 million, or 5%, to $710.2 million.  Of this increase, approximately $51.6 million was the result of higher average equity assets managed at Royce, Permal, and ClearBridge, and approximately $45.2 million was the result of higher average fixed income assets managed at Western Asset.  These increases were offset in part by a $39.8 million decrease as a result of fee waivers on liquidity funds managed by Western Asset, primarily to maintain certain yields to investors, and a $28.5 million decrease due to lower average liquidity assets managed at Western Asset.

Performance fees increased $27.0 million, or 177%, to $42.3 million, primarily as a result of higher performance fees earned on assets managed at Western Asset, Brandywine, and Permal.

Distribution and service fees increased $7.3 million, or 4%, to $188.6 million, primarily as a result of an increase in average mutual fund AUM offset in part by the impact of increased fee waivers related to liquidity funds managed by Western Asset.

Operating Expenses

Total compensation and benefits increased $8.3 million to $564.7 million.  Compensation and benefits, excluding transition-related compensation of $13.7 million, all of which represents severance and retention incentive costs, decreased 1% to $551.0 million.  This decrease was primarily driven by a decrease in deferred compensation and revenue share-based incentive obligations of $38.0 million resulting from reduced market gains on assets invested for deferred compensation plans and seed capital investments, which are offset by reduced gains in Other non-operating income (expense), as well as the impact of reduced headcount and severance of $11.6 million.  This decrease was substantially offset by a $32.6 million increase in revenue share-based incentive compensation, primarily resulting from increased revenues.

Compensation as a percentage of operating revenues decreased to 41.9% from 43.7% in the prior year period primarily as a result of compensation decreases related to unrealized market losses on assets invested for deferred compensation plans and seed capital investments and the impact of lower corporate compensation on increased revenues, offset in part by the impact of increased revenues at revenue share-based affiliates which retain a higher percentage of revenues as compensation.

Distribution and servicing expenses increased 1% to $350.5 million primarily as a result of $14.8 million in structuring fees related to a closed-end fund launch in the current year period and an increase in average AUM in certain products for which we pay fees to third-party distributors, offset in part by the impact of liquidity fund fee waivers that reduce amounts paid to our distributors and $4.3 million of structuring fees related to a closed-end fund launch in the prior year period.

Communications and technology expense decreased 2% to $79.3 million, due to a $2.2 million decrease in technology depreciation expense, which resulted from the full depreciation of certain assets prior to or during the current year period.

Occupancy expense decreased 2% to $67.2 million, primarily due to expenses incurred in the prior year associated with the relocation of our corporate headquarters, including duplicate rent.

Amortization of intangible assets remained relatively flat at $11.5 million.

Other expenses increased 17% to $85.1 million, primarily as a result of a $4.3 million increase in travel and entertainment and advertising costs, a $3.8 million increase in expense reimbursements paid to certain mutual funds, and an increase in state franchise tax expense of approximately $2.9 million.

Non-Operating Income (Expense)

Interest income increased 12% to $4.0 million, as a $1.0 million increase related to an increase in average interest rates earned on investment balances was offset in part by a $0.5 million decrease due to lower average investment balances.

Interest expense decreased 34% to $47.3 million, primarily as a result of the exchange of our Equity Units in August 2009 and the repayment of the $550 million outstanding balance on our $700 million term loan in January 2010, which reduced interest expense by $14.8 million and $7.6 million, respectively.

As of March 31, 2010, all fund support arrangements had expired or were terminated in accordance with their terms.  Fund support gains were $23.2 million in the prior year period.  These gains primarily represent the reversal of unrealized, non-cash losses recorded in fiscal 2009 on liquidity fund support arrangements for our offshore funds of $22.1 million.

Other income (expense) decreased $30.0 million to a gain of $25.9 million, primarily as a result of a $42.6 million reduction in unrealized market gains on assets invested for deferred compensation plans, which is substantially offset by corresponding compensation decreases discussed above, and a $9.6 million reduction in unrealized market gains on investments in proprietary fund products, which is partially offset by compensation decreases discussed above.  These decreases were offset in part by the impact of $22.0 million in charges related to the exchange of our Equity Units recognized in the prior year period.

Income Tax Expense

The provision for income taxes was $53.8 million compared to $56.1 million in the prior year period. During the six months ended September 30, 2010, the U.K. Finance Bill of 2010 was enacted, which reduces the corporate tax rate from 28% to 27% for periods beginning after April 1, 2011.  The impact of the tax rate change on certain existing deferred tax liabilities resulted in a tax benefit of $8.9 million.  The effective tax rate was 30.7%, compared to 36.0% in the prior year period.  This decrease was primarily driven by the impact of the tax benefit of the U.K. tax rate change, which reduced the effective tax rate by 5.1 percentage points.  The effective tax rate, excluding the impact of CIVs, was approximately 30.4% and 36.9% for the six months ended September 30, 2010 and 2009, respectively.

Net Income Attributable to Legg Mason, Inc.

Net Income for the six months ended September 30, 2010 totaled $123.3 million, or $0.79 per diluted share, compared to $95.8 million, or $0.64 per diluted share, in the prior year period.  The increase in Net Income was primarily due to the net impact of increased operating revenues, reduced interest expense, and the U.K. tax rate change, as previously discussed, offset in part by the impact of a reduction in market gains on proprietary fund products and assets invested for deferred compensation plans which are not offset in compensation and benefits, transition-related compensation, and the costs associated with a closed-end fund launch in the current year period.  Adjusted Income (see Supplemental Non-GAAP Financial Information) for the six months ended September 30, 2010 totaled $211.3 million, or $1.35 per diluted share, compared to $176.8 million, or $1.19 per diluted share in the prior year period primarily due to the increase in Net Income, as previously discussed, excluding the impact of the U.K. tax rate change.  Operating margin increased to 14.1% from 10.7% in the prior year period.  Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information), for the six months ended September 30, 2010 and 2009 was 22.6% and 20.7%, respectively.

Quarter Ended September 30, 2010 Compared to Quarter Ended June 30, 2010

Results of Operations

Net Income for the quarter ended September 30, 2010 was $75.3 million, or $0.50 per diluted share, compared to $47.9 million, or $0.30 per diluted share, in the quarter ended June 30, 2010. Operating revenues increased slightly from $674.2 million in the June 2010 quarter to $674.8 million in the September 2010 quarter, primarily due to the impact of an additional day in the September quarter and a reduction in fee waivers of $3.9 million, which were offset by lower average AUM and lower performance fees.  Operating expenses increased 3%, from $571.4 million in the June quarter to $586.9 million in the September quarter driven by an increase in compensation and benefits expense of $27.1 million, primarily resulting from market gains on assets invested for deferred compensation plans and seed capital investments, which are offset by gains in Other non-operating income (expense), and an increase in transition-related compensation expenses of $8.3 million.  These increases were offset in part by the impact of $14.8 million in distribution and servicing expense related to a closed-end fund launch in the June 2010 quarter.  Excluding the market gains described above, Other non-operating income (expense) increased $13.5 million, due to unrealized market gains on investments in proprietary fund products and assets invested for deferred compensation plans which are not offset in compensation and benefits.  Adjusted Income (see Supplemental Non-GAAP Financial Information) was $115.0 million, or $0.76 per diluted share, for the September quarter, compared to $96.3 million, or $0.60 per diluted share, in the June quarter.  Operating margin decreased to 13.0% in the September 2010 quarter from 15.2% in the June 2010 quarter.  Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information), for the quarters ended September 30, 2010 and June 30, 2010 was 24.1% and 20.9%, respectively.  The impact of expenses related to the closed-end fund launch in the June 2010 quarter on our operating margin, as adjusted, was 2.9 percentage points.

Supplemental Non-GAAP Financial Information

Consolidated Statements of Income, Excluding Consolidated Investment Vehicles

Effective with the April 1, 2010 adoption of a new financial accounting standard on consolidation, we now consolidate and separately identify certain sponsored investment vehicles, the most significant of which is a CLO.  In presenting our “Consolidated Statements of Income, Excluding Consolidated Investment Vehicles”, we add back the investment advisory and distribution and servicing fees that are eliminated upon the consolidation of investment vehicles and exclude the operating expenses and the impact on non-operating income (expense) and noncontrolling interests of CIVs.

We believe it is important to provide the Consolidated Statements of Income, Excluding Consolidated Investment Vehicles to present the underlying economic performance of our core asset management operations, which does not include the results of the investment funds that we manage but may not own all of the equity invested. By deconsolidating the CIVs from the Consolidated Statements of Income, the investment advisory and distribution fees earned by Legg Mason from CIVs are added back to reflect our actual revenues. Similarly the operating expenses and the impact on non-operating income (expense) and noncontrolling interests of CIVs are removed from the GAAP basis Statements of Income since this activity does not actually belong to us. The deconsolidation of the investment vehicles does not have any impact on Net Income Attributable to Legg Mason, Inc. in any period presented. The Consolidated Statements of Income, Excluding Consolidated Investment Vehicles are presented in addition to our GAAP basis Consolidated Statements of Income, but are not substitutes for the GAAP basis Consolidated Statements of Income and may not be comparable to Consolidated Statements of Income presented on a non-GAAP basis of other companies.

The following tables present a reconciliation of our Consolidated Statements of Income presented on a GAAP basis to our Consolidated Statements of Income, Excluding Consolidated Investment Vehicles for the three and six months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010			2009
	GAAP Basis	CIVs	Non-GAAP Basis - Excluding CIVs	GAAP Basis	CIVs	Non-GAAP Basis - Excluding CIVs
Total operating revenues	$674,794	$ 959	$675,753	$659,896	$ 611	$660,507
Total operating expenses	586,895	(502)	586,393	582,012	389	582,401
Operating Income	87,899	1,461	89,360	77,884	222	78,106
Other non-operating income (expense)	15,409	(2,663)	12,746	(2,891)	(1,723)	(4,614)
Income (Loss) before Income Tax Provision	103,308	(1,202)	102,106	74,993	(1,501)	73,492
Income tax provision	26,720	—	26,720	27,671	—	27,671
Net Income (Loss)	76,588	(1,202)	75,386	47,322	(1,501)	45,821
Less: Net income (loss) attributable to noncontrolling interests	1,253	(1,202)	51	1,548	(1,501)	47
Net Income Attributable to Legg Mason, Inc.	$ 75,335	$ —	$ 75,335	$ 45,774	$ —	$ 45,774

	Six Months Ended September 30,
	2010			2009
	GAAP Basis	CIVs	Non-GAAP Basis - Excluding CIVs	GAAP Basis	CIVs	Non-GAAP Basis - Excluding CIVs
Total operating revenues	$ 1,348,959	$ 1,738	$ 1,350,697	$ 1,272,980	$ 1,395	$ 1,274,375
Total operating expenses	1,158,283	(966)	1,157,317	1,136,781	834	1,137,615
Operating Income	190,676	2,704	193,380	136,199	561	136,760
Other non-operating income (expense)	(15,261)	(964)	(16,225)	19,498	(4,296)	15,202
Income (Loss) before Income Tax Provision	175,415	1,740	177,155	155,697	(3,735)	151,962
Income tax provision	53,784	—	53,784	56,051	—	56,051
Net Income (Loss)	121,631	1,740	123,371	99,646	(3,735)	95,911
Less: Net income (loss) attributable to noncontrolling interests	(1,635)	1,740	105	3,818	(3,735)	83
Net Income Attributable to Legg Mason, Inc.	$ 123,266	$ —	$ 123,266	$ 95,828	$ —	$ 95,828

Adjusted Income

As supplemental information, we are providing a performance measure that is based on a methodology other than generally accepted accounting principles (“non-GAAP”) for “Adjusted Income” that management uses as a benchmark in evaluating and comparing the period-to-period operating performance of Legg Mason, Inc. and its subsidiaries.

Adjusted Income was formerly reported as “Cash Income, as Adjusted.” We define “Adjusted Income” as Net Income (Loss) Attributable to Legg Mason, Inc. plus amortization and deferred taxes related to intangible assets and goodwill, and imputed interest and tax benefits on contingent convertible debt less deferred income taxes on goodwill and intangible asset impairment, if any. We also adjust for non-core items that are not reflective of our economic performance, such as impairment charges and the impact of tax rate adjustments on certain deferred tax liabilities related to indefinite-life intangible assets and goodwill, and net money market fund support losses (gains).

We believe that Adjusted Income provides a good representation of our operating performance adjusted for non-cash acquisition related items and other items that facilitate comparison of our results to the results of other asset management firms that have not issued contingent convertible debt, made significant acquisitions, or engaged in money market fund support transactions. We also believe that Adjusted Income is an important metric in estimating the value of an asset management business.

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

In calculating Adjusted Income we add the impact of the amortization of intangible assets from acquisitions, such as management contracts, to Net Income to reflect the fact that these non-cash expenses distort comparisons of our operating results with the results of other asset management firms that have not engaged in significant acquisitions. Deferred taxes on indefinite-life intangible assets and goodwill include actual tax benefits from amortization deductions that are not realized under GAAP absent an impairment charge or the disposition of the related business. Because we actually receive these tax benefits on indefinite-life intangibles and goodwill over time, we add them to Net Income in the calculation of Adjusted Income. Conversely, we subtract the non-cash income tax benefits on goodwill and indefinite-life intangible asset impairment charges and U.K. tax rate adjustments on excess book basis on certain acquired indefinite-life intangible assets that have been recognized under GAAP. We also add back imputed interest on contingent convertible debt, which is a non-cash expense, as well as the actual tax benefits on the related contingent convertible debt that are not realized under GAAP. We also add (subtract) other non-core items, such as net money market fund support losses (gains) (net of losses on the sale of the underlying SIV securities, if applicable).  These adjustments reflect that these items distort comparisons of our operating results to prior periods and the results of other asset management firms that have not engaged in money market fund support transactions or significant acquisitions, including any related impairments.

Should a disposition, impairment charge or other non-core item occur, its impact on adjusted income may distort actual changes in the operating performance or value of our firm. Also, realized losses on money market fund support transactions are reflective of changes in the operating performance and value of our firm. Accordingly, we monitor these items and their related impact, including taxes, on adjusted income to ensure that appropriate adjustments and explanations accompany such disclosures.

Although depreciation and amortization of fixed assets are non-cash expenses, we do not add these charges in calculating Adjusted Income because these charges are related to assets that will ultimately require replacement.

A reconciliation of Net Income Attributable to Legg Mason, Inc. to Adjusted Income (in thousands except per share amounts) is as follows:

	Three Months Ended
	September 30,	June 30,	September 30,
	2010	2010	2009
Net Income Attributable to Legg Mason, Inc.	$ 75,335	$ 47,931	$ 45,774
Plus (less):
Amortization of intangible assets	5,749	5,728	5,664
Deferred income taxes on intangible assets:
Tax amortization benefit	33,681	33,687	34,023
U.K. tax rate adjustment	(8,878)	—	—
Imputed interest on convertible debt	9,146	8,909	8,587
Net money market fund support gains(1)	—	—	(4,041)
Adjusted Income	$ 115,033	$ 96,255	$ 90,007
Net Income per diluted share attributable to Legg Mason, Inc. common shareholders	$ 0.50	$ 0.30	$ 0.30
Plus (less):
Amortization of intangible assets	0.04	0.04	0.04
Deferred income taxes on intangible assets:
Tax amortization benefit	0.22	0.21	0.22
U.K. tax rate adjustment	(0.06)	—	—
Imputed interest on convertible debt	0.06	0.05	0.05
Net money market fund support gains(1)	—	—	(0.02)
Adjusted income per diluted share	$ 0.76	$ 0.60	$ 0.59

	Six Months Ended
	September 30, 2010	September 30, 2009
Net Income Attributable to Legg Mason, Inc.	$ 123,266	$ 95,828
Plus (less):
Amortization of intangible assets	11,477	11,292
Deferred income taxes on intangible assets:
Tax amortization benefit	67,368	69,320
U.K. tax rate adjustment	(8,878)	—
Imputed interest on convertible debt	18,055	16,951
Net money market fund support gains(1)	—	(16,565)
Adjusted Income	$ 211,288	$ 176,826
Net Income per diluted share attributable to Legg Mason, Inc. common shareholders	$ 0.79	$ 0.64
Plus (less):
Amortization of intangible assets	0.07	0.08
Deferred income taxes on intangible assets:
Tax amortization benefit	0.43	0.47
U.K. tax rate adjustment	(0.06)	—
Imputed interest on convertible debt	0.12	0.11
Net money market fund support gains(1)	—	(0.11)
Adjusted income per diluted share	$ 1.35	$ 1.19

(1) Net of income taxes.

Operating Margin, as Adjusted

We calculate “Operating Margin, as Adjusted,” by dividing (i) Operating Income, adjusted to exclude the impact on compensation expense of gains or losses on investments made to fund deferred compensation plans, the impact on compensation expense of gains or losses on seed capital investments by our affiliates under revenue sharing agreements, transition-related costs of streamlining our business model, income (loss) of CIVs, and impairment charges by (ii) our operating revenues, adjusted to add back net investment advisory fees eliminated upon consolidation of investment vehicles, less distribution and servicing expenses which we use as an approximate measure of revenues that are passed through to third parties, which we refer to as “adjusted operating revenues”. The compensation items, other than transition-related costs, are removed from Operating Income in the calculation because they are offset by an equal amount in Other non-operating income (expense), and thus have no impact on Net Income. Transition-related costs and income (loss) of CIVs are removed from Operating Income in the calculation because these items are not reflective of our core asset management operations. We use adjusted operating revenues in the calculation to show the operating margin without distribution and servicing expenses, which we use to approximate our distribution revenues that are passed through to third parties as a direct cost of selling our products, although distribution and servicing expenses may include commissions paid in connection with the launching of closed-end funds for which there is no corresponding revenue in the period. Adjusted operating revenues also include our advisory revenues we receive from CIVs that are eliminated in consolidation under GAAP.

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

	Three Months Ended
	September 30,	June 30,	September 30,
	2010	2010	2009
Operating Revenues, GAAP basis	$ 674,794	$ 674,165	$ 659,896
Plus (less):
Operating revenues eliminated upon consolidation of investment vehicles	959	779	611
Distribution and servicing expense excluding consolidated investment vehicles	(165,845)	(184,689)	(174,376)
Operating Revenues, as Adjusted	$ 509,908	$ 490,255	$ 486,131

Operating Income	$ 87,899	$ 102,777	$ 77,884
Plus (less):
Gains (losses) on deferred compensation and seed investments	22,122	(4,621)	24,132
Transition-related costs	11,587	3,155	—
Operating income and expenses of consolidated investment vehicles	1,461	1,243	222
Operating Income, as Adjusted	$ 123,069	$ 102,554	$ 102,238

Operating margin, GAAP basis	13.0%	15.2%	11.8%
Operating margin, as adjusted	24.1	20.9	21.0

	Six Months Ended
	September 30,	September 30,
	2010	2009
Operating Revenues, GAAP basis	$ 1,348,959	$ 1,272,980
Plus (less):
Operating revenues eliminated upon consolidation of investment vehicles	1,738	1,395
Distribution and servicing expense excluding consolidated investment vehicles	(350,534)	(346,822)
Operating Revenues, as adjusted	$ 1,000,163	$ 927,553

Operating Income	$ 190,676	$ 136,199
Plus (less):
Gains (losses) on deferred compensation and seed investments	17,501	55,519
Transition-related costs	14,742	—
Operating income and expenses of consolidated investment vehicles	2,704	561
Operating Income, as Adjusted	$ 225,623	$ 192,279

Operating margin, GAAP basis	14.1%	10.7%
Operating margin, as adjusted	22.6	20.7

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

The consolidation of variable interest entities as of April 1, 2010 under new accounting guidance previously discussed, did not impact our liquidity and capital resources.  We have no rights to the benefits from, nor do we bear the risks associated with, the assets and liabilities of the CIVs, beyond our investments in and investment advisory fees generated from these vehicles, which are eliminated in consolidation.  Additionally, creditors of the CIVs have no recourse to our general credit beyond the level of our investment, if any, so we do not consider these liabilities to be our obligations.

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, investment advisory and related fee receivables and investment securities.  Our assets have been principally funded by equity capital, long-term debt and the results of our operations.  At September 30, 2010, excluding CIVs, our cash and cash equivalents, total assets, long-term debt and stockholders’ equity were $1.3 billion, $8.2 billion, $1.2 billion and $5.7 billion, respectively.  Total assets and total liabilities of the CIVs at September 30, 2010 were $399 million and $301 million, respectively.

The following table summarizes our consolidated statements of cash flows for the six months ended September 30 (in millions):

	2010	2009
Cash flows from operating activities	$ 161.6	$ 650.7
Cash flows used for investing activities	(10.9)	(46.5)
Cash flows used for financing activities	(337.4)	(167.4)
Effect of exchange rate changes	4.7	18.6
Net change in cash and cash equivalents	(182.0)	455.4
Cash and cash equivalents, beginning of period	1,465.9	1,056.6
Cash and cash equivalents, end of period	$ 1,283.9	$ 1,512.0

Cash flows from operating activities were $161.6 million during the six months ended September 30, 2010, primarily attributable to our current year net income.  The prior year period included $580 million in income tax refunds received.

Cash outflows for investing activities during the six months ended September 30, 2010 were $10.9 million, primarily attributable to payments made for fixed assets.

Cash outflows for financing activities during the six months ended September 30, 2010 were $337.4 million primarily due to the repurchase of our common shares, as further discussed below.

We expect that over the next 12 months our operating activities will be adequate to support our operating cash needs.  In addition to our ordinary operating cash needs, as discussed above, we anticipate several other cash needs during the next 12 months. In connection with the announced plan to streamline our business model, we expect to incur transition-related costs in the range of $115 million to $135 million through March 2012. A portion of the transition-related costs, approximately 5%, will be paid in shares of restricted stock or the acceleration of other equity awards. We expect that approximately 40% of these costs will be accrued by the end of fiscal 2011 and the remainder in fiscal 2012. A significant portion of the accrued costs will be paid in fiscal 2012.  We project that the initiative will result in annual cost savings of approximately $130 to $150 million, excluding costs incurred to achieve these savings, and expect to achieve the savings on a run rate basis by the fourth quarter of fiscal 2012.  See Note 12 of Notes to Consolidated Financial Statements for information regarding transition-related costs recorded in the September 2010 quarter.

We intend to use up to $80 million of additional cash to repurchase shares of our common stock by the end of fiscal 2011, as further discussed below.  We currently intend to utilize our other available resources for any number of potential activities, including seed capital investments in new products, repayment of outstanding debt, payment of increased dividends, or acquisitions.

As described above, we currently project that our available cash and cash flows from operating activities will be sufficient to fund our liquidity needs. We also currently have approximately $700 million of cash in excess of our working capital requirements, a portion of which we intend to utilize to repurchase common stock. Accordingly, we do not currently expect to raise additional debt or equity financing over the next 12 months, although existing facilities may be refinanced. However, there can be no assurances of these expectations as our projections could prove to be incorrect, currently unexpected events may occur that require additional liquidity, such as an acquisition opportunity, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If this were to occur, we would likely seek to manage our available resources by taking actions such as additional cost-cutting, reducing our expected expenditures on investments, selling assets (such as investment securities), repatriating earnings from foreign subsidiaries, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, we may seek to raise additional equity or debt.

The agreements entered into as part of our January 2008 issuance of $1.25 billion in 2.5% convertible senior notes prevent us from incurring additional debt, with a few exceptions, if our debt to EBITDA ratio (as defined in the documents) exceeds 2.5.  In order to complete the May 2008 issuance of the Equity Units, we received a waiver under which we are prevented from issuing more than $250 million in additional debt at any time when our debt to EBITDA ratio exceeds 2.5.  Upon expiration of this waiver on June 30, 2011, we will be unable to incur any additional debt if our debt to EBITDA ratio exceeds 2.5.  As of September 30, 2010, our debt to EBITDA ratio was 2.7.

Our outstanding debt is currently impacted by the ratings of two rating agencies.  In the event of a downgrade by either rating agency, the interest rate on our revolving line of credit may increase.

On May 10, 2010, we announced that our Board of Directors had replaced its existing stock repurchase authorization with a new authorization to purchase up to $1 billion of our common stock. On May 24, 2010, we announced that we entered into agreements to repurchase $300 million of our outstanding common stock in accelerated share repurchase transactions, which were funded with our available cash, and in June 2010, we received and retired approximately 9.2 million shares under the repurchase agreements. Upon final settlement of the accelerated share repurchase agreements in August 2010, we received and retired an additional 1.0 million shares.  In addition, during the six months ended September 30, 2010, we purchased and retired 1.2 million shares of our outstanding common stock in open market purchase transactions for $36 million.  We intend to use a portion of our available cash to purchase up to an additional $80 million of our common stock by the end of fiscal 2011.

On October 26, 2010, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.06 per share payable on January 10, 2011, representing an increase of $0.02 per share over the prior two quarters.

Contractual Obligations and Contingent Payments

We have contractual obligations to make future payments in connection with our short and long-term debt, non-cancelable lease agreements and service agreements. The following table sets forth these contractual obligations (in millions) by fiscal year as of September 30, 2010, unless otherwise noted, and excludes contractual obligations of CIVs, as we are not responsible or liable for these obligations:

	Remaining 2011	2012	2013	2014	2015	Thereafter	Total
Contractual Obligations
Short-term borrowings(1)	$ 250.0	$ —	$ —	$ —	$ —	$ —	$ 250.0
Long-term borrowings by contract maturity(2)	0.9	2.3	0.8	0.9	1,251.0	109.0	1,364.9
Interest on short-term and long-term borrowings(2,3)	23.1	39.0	38.9	38.9	38.8	45.4	224.1
Minimum rental and service commitments	69.6	131.6	109.8	88.9	80.6	595.2	1,075.7
Minimum commitments under capital leases(4)	30.2	1.9	—	—	—	—	32.1
Total Contractual Obligations	373.8	174.8	149.5	128.7	1,370.4	749.6	2,946.8
Contingent Obligations
Contingent payments related to business acquisitions(5)	—	—	2.2	—	—	—	2.2
Total Contractual and Contingent Obligations(6,7)	$ 373.8	$ 174.8	$ 151.7	$ 128.7	$ 1,370.4	$ 749.6	$ 2,949.0

(1)

Represents borrowing under our revolving line of credit which does not expire until February 2013.  However, we may elect to repay this debt sooner if we have sufficient available cash that management elects to utilize for this purpose.

(2) Excludes long-term borrowings of the consolidated CLO of $252.8 million and interest on these long-term borrowings, as applicable.

(3) Interest on floating rate short-term debt is based on rates at September 30, 2010.

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

(7) The table above does not include amounts for uncertain tax positions of $44.2 million (net of the federal benefit for state tax liabilities) because the timing of any related cash outflows cannot be reliably estimated.

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

In the normal course of our business, we sponsor and are the manager of various types of investment vehicles.  Certain of these investment vehicles are considered to be VIEs while others are considered to be voting rights entities (“VREs”) subject to traditional consolidation concepts based on ownership rights.  For our services, we are entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinate management fees or other incentive fees. Our exposure to risk in these entities is generally limited to any equity investment we have made or are required to make and any earned but uncollected management fees. Uncollected management fees from these VIEs were not material at September 30, 2010. We have not issued any investment performance guarantees to these VIEs, VREs or their investors.  Investment vehicles that are considered VREs are consolidated if we have a controlling financial interest in the investment vehicle.

FIN 46 (R)

For sponsored investment funds, including money market funds, which qualify for the deferral of new accounting guidance, we determine whether we are the primary beneficiary of a VIE if we absorb a majority of the VIE’s expected losses, or receive a majority of the VIE’s expected residual returns, if any.  Our determination of expected residual returns excludes gross fees paid to a decision maker.  It is unlikely that we will be the primary beneficiary for VIEs created to manage assets for clients which qualify for the deferral unless our ownership interest, including interests of related parties, is substantial, unless we may earn significant performance fees from the VIE or unless we are considered to have a material implied variable interest in the VIE.  In determining whether we are the primary beneficiary of a VIE which qualifies for the deferral, we consider both qualitative and quantitative factors such as the voting rights of the equity holders, economic participation of all parties, including how fees are earned and paid to us, related party ownership, guarantees and implied relationships.  In determining the primary beneficiary, we must make assumptions and estimates about, among other things, the future performance of the underlying assets held by the VIE, including investment returns, cash flows, and credit and interest rate risks.  In determining whether a VIE is significant for disclosure purposes, we consider the same factors used for determination of the primary beneficiary.

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

See Note 3 of Notes to Consolidated Financial Statements for additional discussion of CIVs and other VIEs.

Recent Accounting Developments

There are no additional recent accounting developments as of September 30, 2010 that are expected to have a material impact on our consolidated financial statements.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

During the six months ended September 30, 2010, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Item 4.    Controls and Procedures

As of September 30, 2010, Legg Mason’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason’s disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason’s management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason’s disclosure controls and procedures were effective on a reasonable assurances basis.  There have been no changes in Legg Mason’s internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, Legg Mason’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1A.  Risk Factors

The following is an update to the risk factors set forth in our Report on Form 10-K for the fiscal year ended March 31, 2010.  The risk factor below has been updated to include activity for the six months ended September 30, 2010.

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

Distribution fees paid to mutual fund distributors in accordance with Rule 12b-1 promulgated under the Investment Company Act of 1940 (“Rule 12b-1”) are an important element of the distribution of a number of the mutual funds that we manage. The Securities and Exchange Commission has recently proposed replacing Rule 12b-1 with a new regulation that would significantly change current fund distribution practices in the industry.  Among other things, this proposal could require significant changes to the share class structure that we and other fund groups use and could be generally disruptive to existing mutual fund distribution programs.  If this proposed regulation is adopted, it may have a material impact on the compensation we pay to distributors for distributing the mutual funds we manage, and thus could materially impact our ability to distribute certain of the mutual funds we sponsor and, potentially, on our revenue and Net Income.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets out information regarding our purchases of Legg Mason common stock in each month during the quarter ended September 30, 2010:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value that may yet be purchased under the plans or programs (1)
July 1, 2010 through July 31, 2010	1,624	$ 29.16	—	$ 684,932,979
August 1, 2010 through August 31, 2010 (2)	989,704	$ 29.57	989,704	684,932,979
September 1, 2010 through September 30, 2010	735,764	$ 28.54	735,764	663,933,406
Total	1,727,092	$ 29.13	1,725,468	$ 663,933,406

(1)

On May 10, 2010, we announced that our Board of Directors replaced a prior stock purchase authorization with a new authorization to purchase up to $1 billion worth of our common stock.  There is no expiration date attached to this authorization.  We intend to use a portion of our available cash to purchase up to an additional $80 million of our common stock under this authorization by the end of fiscal 2011, subject to market conditions and our cash needs.

(2)

On May 24, 2010, we announced that we entered into agreements to repurchase $300 million of our outstanding common stock in accelerated share repurchase transactions.  In June 2010 we received and retired approximately 9.2 million shares under the repurchase agreements.  Upon final settlement of the accelerated share repurchase agreements in August 2010, we received and retired an additional 1.0 million shares.

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

101

Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended September 30, 2010, filed on November 9, 2010, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail.

* These exhibits are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGG MASON, INC.
(Registrant)

DATE: November 9, 2010	/s/ Mark R. Fetting
Mark R. Fetting
President and
Chief Executive Officer

DATE: November 9, 2010	/s/ Terrence Murphy
Terrence Murphy
Executive Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Legg Mason (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

3.2	By-laws of Legg Mason as amended and restated January 22, 2010 (incorporated by reference to Legg Mason, Inc.’s Current Report on Form 8-K for the event on January 22, 2010)

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

101

Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended September 30, 2010, filed on November 9, 2010, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail.

* These exhibits are management contracts or compensatory plans or arrangements.