Form 10-Q
period 2010-12-31
LEGG MASON INC
filed 2011-02-08
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

152,237,181 shares of common stock as of the close of business on February 4, 2011.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	December 31, 2010	March 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$1,261,532	$1,465,888
Cash and cash equivalents of consolidated investment vehicles	44,150	42,387
Restricted cash	7,639	2,185
Receivables:
Investment advisory and related fees	374,592	349,245
Other	59,188	211,453
Investment securities	353,111	334,873
Investment securities of consolidated investment vehicles	73,812	37,187
Deferred income taxes	62,904	58,037
Other	60,588	57,891
Total current assets	2,297,516	2,559,146
Fixed assets, net	294,587	361,819
Intangible assets, net	3,882,305	3,902,222
Goodwill	1,314,289	1,315,296
Investments of consolidated investment vehicles	286,574	13,692
Deferred income taxes	248,699	271,553
Other	244,723	189,983
Total Assets	$8,568,693	$8,613,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued compensation	$290,462	$288,856
Accounts payable and accrued expenses	207,988	399,613
Short-term borrowings	250,000	250,000
Current portion of long-term debt	2,314	5,154
Other	74,361	100,771
Other current liabilities of consolidated investment vehicles	48,890	961
Total current liabilities	874,015	1,045,355
Deferred compensation	83,726	137,312
Deferred income taxes	260,765	270,578
Other	97,450	123,985
Long-term debt	1,190,306	1,165,180
Long-term debt of consolidated investment vehicles	267,881	—
Total Liabilities	2,774,143	2,742,410

Commitments and Contingencies (Note 10)

Redeemable Noncontrolling Interests	32,294	29,577

Stockholders’ Equity
Common stock, par value $.10; authorized 500,000,000 shares; issued 152,082,601 shares and 161,438,993 shares, respectively	15,208	16,144
Preferred stock, par value $10; authorized 4,000,000 shares; no shares outstanding	—	—
Shares exchangeable into common stock	—	2,760
Additional paid-in capital	4,168,313	4,447,612
Employee stock trust	(34,396)	(33,095)
Deferred compensation employee stock trust	34,396	33,095
Retained earnings	1,479,937	1,316,981
Appropriated retained earnings of consolidated investment vehicles	12,834	—
Accumulated other comprehensive income, net	85,964	58,227
Total Stockholders’ Equity	5,762,256	5,841,724
Total Liabilities and Stockholders’ Equity	$8,568,693	$8,613,711

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Operating Revenues
Investment advisory fees
Separate accounts	$206,180	$208,860	$611,366	$606,720
Funds	384,341	350,767	1,094,531	1,026,162
Performance fees	34,592	31,546	76,871	46,796
Distribution and service fees	95,522	97,900	284,150	279,220
Other	1,293	1,406	3,969	4,561
Total operating revenues	721,928	690,479	2,070,887	1,963,459
Operating Expenses
Compensation and benefits	290,423	287,657	841,406	844,028
Transition-related compensation	18,757	—	32,444	—
Total compensation and benefits	309,180	287,657	873,850	844,028
Distribution and servicing	187,412	177,660	537,946	524,512
Communications and technology	39,399	39,845	118,689	120,873
Occupancy	37,259	63,225	104,426	131,498
Amortization of intangible assets	5,776	5,746	17,253	17,038
Other	45,910	37,198	131,055	110,163
Total operating expenses	624,936	611,331	1,783,219	1,748,112
Operating Income	96,992	79,148	287,668	215,347
Other Non-Operating Income (Expense)
Interest income	2,209	2,223	6,194	5,772
Interest expense	(22,389)	(29,248)	(69,639)	(101,178)
Fund support	—	—	—	23,171
Other income	18,806	16,047	44,704	71,905
Other non-operating income (expense) of consolidated investment vehicles, net	(8,462)	4,069	(6,356)	12,919
Total other non-operating income (expense)	(9,836)	(6,909)	(25,097)	12,589
Income Before Income Tax Provision	87,156	72,239	262,571	227,936
Income tax provision	33,792	26,006	87,576	82,057
Net Income	53,364	46,233	174,995	145,879
Less: Net income (loss) attributable to noncontrolling interests	(8,256)	1,311	(9,891)	5,129
Net Income Attributable to Legg Mason, Inc.	$61,620	$44,922	$184,886	$140,750

Net Income per Share Attributable to Legg Mason, Inc. Common Shareholders:
Basic	$0.41	$0.28	$1.20	$0.93
Diluted	$0.41	$0.28	$1.20	$0.92

Weighted Average Number of Shares Outstanding:
Basic	149,980	160,815	153,817	151,417
Diluted	150,972	162,949	154,548	153,559

Dividends Declared per Share	$0.06	$0.03	$0.16	$0.09

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net Income	$53,364	$46,233	$174,995	$145,879
Other comprehensive income:
Foreign currency translation adjustment	7,760	2,875	27,733	66,679
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses), net of tax provision (benefit) of $(54), $(19), $3 and $(17), respectively	(80)	(29)	4	(25)
Reclassification adjustment for gains (losses) included in net income	3	—	—	(2)
Net unrealized gains (losses) on investment securities	(77)	(29)	4	(27)
Total other comprehensive income	7,683	2,846	27,737	66,652
Comprehensive Income	61,047	49,079	202,732	212,531
Less: Comprehensive income (loss) attributable to noncontrolling interests	(8,256)	1,311	(9,891)	5,129
Comprehensive Income Attributable to Legg Mason, Inc.	$69,303	$47,768	$212,623	$207,402

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2010	2009
COMMON STOCK
Beginning balance	$16,144	$14,185
Stock options and other stock-based compensation	60	9
Deferred compensation employee stock trust	6	12
Deferred compensation, net	145	59
Exchangeable shares	110	11
Equity Units exchanged	—	1,860
Shares repurchased and retired	(1,257)	—
Ending balance	15,208	16,136
SHARES EXCHANGEABLE INTO COMMON STOCK
Beginning balance	2,760	3,069
Exchanges	(2,760)	(292)
Ending balance	—	2,777
ADDITIONAL PAID-IN CAPITAL
Beginning balance, as reported	4,447,612	3,452,530
Stock options and other stock-based compensation	28,958	15,122
Deferred compensation employee stock trust	1,928	2,823
Deferred compensation, net	26,020	21,899
Exchangeable shares	2,650	280
Equity Units exchanged	36,312	951,034
Shares repurchased and retired	(375,167)	—
Ending balance	4,168,313	4,443,688
EMPLOYEE STOCK TRUST
Beginning balance	(33,095)	(35,094)
Shares issued to plans	(1,749)	(2,610)
Distributions and forfeitures	448	4,413
Ending balance	(34,396)	(33,291)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	33,095	35,094
Shares issued to plans	1,749	2,610
Distributions and forfeitures	(448)	(4,413)
Ending balance	34,396	33,291
RETAINED EARNINGS
Beginning balance	1,316,981	1,131,625
Net income attributable to Legg Mason, Inc.	184,886	140,750
Dividends declared	(21,930)	(13,432)
Ending balance	1,479,937	1,258,943
APPROPRIATED RETAINED EARNINGS OF CONSOLIDATED INVESTMENT VEHICLES
Beginning balance	—	—
Cumulative effect of change in accounting principle	24,666	—
Net loss reclassified to appropriated retained earnings	(11,832)	—
Ending balance	12,834	—
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET
Beginning balance	58,227	(2,784)
Unrealized holding gains (losses) on investment securities, net of tax	4	(27)
Foreign currency translation adjustment	27,733	66,679
Ending balance	85,964	63,868
TOTAL STOCKHOLDERS’ EQUITY	$5,762,256	$5,785,412

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2010	2009
Cash Flows from Operating Activities
Net Income	$174,995	$145,879
Loss on Equity Unit exchange	—	22,040
Adjustments to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	77,975	84,631
Imputed interest for 2.5% convertible senior notes	27,248	25,583
Accretion and amortization of securities discounts and premiums, net	3,453	8,159
Stock-based compensation	42,325	34,848
Net gains on investments	(45,189)	(96,556)
Net (gains) losses of consolidated investment vehicles	5,238	(3,510)
Unrealized gains on fund support	—	(22,115)
Deferred income taxes	49,624	46,685
Other	4,440	1,252
Decrease (increase) in assets excluding acquisitions:
Investment advisory and related fees receivable	(22,614)	(56,014)
Net (purchases) sales of trading investments	(42,129)	40,316
Refundable income taxes	—	592,942
Other receivables	(23,972)	99,537
Other assets	259	(39,492)
Increase (decrease) in liabilities excluding acquisitions:
Accrued compensation	(45,473)	(121,381)
Deferred compensation	(9,135)	21,328
Accounts payable and accrued expenses	(251)	(1,955)
Other liabilities	(35,271)	(39,174)
Net increase in operating assets and liabilities of consolidated investment vehicles, including cash	33,274	8,740
Cash Provided by Operating Activities	194,797	751,743
Cash Flows Used for Investing Activities
Payments for fixed assets	(20,877)	(72,610)
Payments for business acquisition-related costs	—	(8,089)
Contractual acquisition earn outs	—	(179,804)
Restricted cash (principally fund support collateral)	—	35,302
Purchases of investment securities	(7,277)	(861)
Proceeds from sales and maturities of investment securities	8,150	912
Purchases of investments by consolidated investment vehicles	(102,301)	—
Proceeds from sales and maturities of investments by consolidated investment vehicles	106,539	—
Cash Used for Investing Activities	(15,766)	(225,150)

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2010	2009
Cash Flows Used for Financing Activities
Third-party distribution financing, net	(1,639)	(1,937)
Repayment of principal on long-term debt	(3,323)	(3,743)
Payment on Equity Unit exchange	—	(132,310)
Repurchases of common stock	(376,424)	—
Issuance of common stock	13,499	4,994
Dividends paid	(17,633)	(43,419)
Net repayments by consolidated investment vehicles	(7,912)	—
Net subscriptions received from/(redemptions/distributions paid to) noncontrolling interest holders	776	(8,715)
Cash Used for Financing Activities	(392,656)	(185,130)
Effect of Exchange Rate Changes on Cash	9,269	19,630
Net (Decrease) Increase in Cash and Cash Equivalents	(204,356)	361,093
Cash and Cash Equivalents at Beginning of Period	1,465,888	1,056,652
Cash and Cash Equivalents at End of Period	$1,261,532	$1,417,745

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts, unless otherwise noted)
December 31, 2010
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

Unless otherwise noted, all per share amounts for the nine months ended December 31, 2010 and the three and nine months ended December 31, 2009 include both common shares of Legg Mason and shares issued in connection with the acquisition of Legg Mason Canada Inc., which were exchangeable into common shares of Legg Mason on a one-for-one basis at any time. During the quarter ended June 30, 2010, all outstanding exchangeable shares were converted into shares of Legg Mason common stock.

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

In the normal course of its business, Legg Mason sponsors and is the manager of various types of investment vehicles.  Certain of these investment vehicles are considered to be VIEs while others are considered to be voting rights entities (“VREs”) subject to traditional consolidation concepts based on ownership rights.  For its services, Legg Mason is entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinate management fees or other incentive fees. Legg Mason did not sell or transfer assets to any of the VIEs or VREs.  Legg Mason’s exposure to risk in these entities is generally limited to any equity investment it has made or is required to make and any earned but uncollected management fees. Uncollected management fees from these VIEs were not material at December 31, 2010 and March 31, 2010. Legg Mason has not issued any investment performance guarantees to these VIEs, VREs or their investors.  Investment vehicles that are considered VREs are consolidated if Legg Mason has a controlling financial interest in the investment vehicle.

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

Fair Value Option
Legg Mason has elected the fair value option for certain eligible assets and liabilities, including corporate loans and debt, of a CLO it is consolidating (see Note 3).  Management believes that the use of the fair value option eliminates certain timing differences and better matches the changes in fair value of assets and liabilities related to the CLO.  Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are reported in earnings.  The decision to elect the fair value option is determined on an instrument by instrument basis, must be applied to an entire instrument and is irrevocable once elected.  Assets and liabilities which are measured at fair value pursuant to the fair value option are included in the assets and liabilities of consolidated investment vehicles in the Consolidated Balance Sheets.  At this time, the Company has not elected to apply the fair value option to any of its other financial instruments.

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

Restructuring Costs
In May 2010, Legg Mason’s management committed to a plan to streamline its business model as further described in Note 13.  The costs anticipated in connection with this plan primarily relate to employee termination benefits, incentives to retain employees during the transition period, and contract termination costs.  Termination benefits, including severance, and retention incentives are recorded as Transition-related compensation in the Consolidated Statements of Income. These compensation items require employees to provide future service and are therefore expensed ratably over the required service period. Contract termination and other costs are expensed when incurred.

Noncontrolling interests
Noncontrolling interests related to CIVs are classified as redeemable noncontrolling interests since investors in these funds may request withdrawals at any time.  Redeemable noncontrolling interests as of and for the nine months ended December 31, 2010 and 2009 were as follows:

	Nine Months Ended December 31,
	2010	2009
Balance, beginning of period	$29,577	$31,020
Net income attributable to redeemable noncontrolling interests	1,941	5,129
Net subscriptions received from (redemptions distributed to) noncontrolling interest holders	776	(8,715)
Balance, end of period	$32,294	$27,434

Other Recent Accounting Developments
In December 2010, a consensus of the Financial Accounting Standards Board Emerging Issues Task Force was ratified and Accounting Standard Update No. 2010-28, Intangibles – Goodwill and Other (Topic 350) “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Unit with Zero or Negative Carrying Amounts,” which will be effective for Legg Mason’s fiscal 2012, was issued.  Legg Mason currently does not expect this guidance to have any effect on its recorded goodwill.

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

In addition, Legg Mason was the primary beneficiary of one sponsored investment fund VIE and held a controlling financial interest in two sponsored investment fund VREs, all of which were consolidated as of December 31, 2010. As of March 31, 2010, Legg Mason consolidated the sponsored investment fund VIE and one of the sponsored investment fund VREs.  Legg Mason’s investment in the CIVs as of December 31, 2010 and March 31, 2010 was $46,510 and $61,864,

respectively, which represents its maximum risk of loss, excluding uncollected advisory fees. The assets of these CIVs are primarily comprised of investment securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.

The following tables reflect the impact of CIVs on the Consolidated Balance Sheets as of December 31, 2010 and March 31, 2010 and the Consolidated Statements of Income for the nine months ended December 31, 2010 and 2009, respectively:

Consolidating Balance Sheets

	December 31, 2010				March 31, 2010
	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported
Current assets	$2,225,446	$119,360	$(47,290)	$2,297,516	$2,541,880	$79,692	$(62,426)	$2,559,146
Non-current assets	5,982,480	288,697	—	6,271,177	6,040,873	13,692	—	6,054,565
Total assets	$8,207,926	$408,057	$(47,290)	$8,568,693	$8,582,753	$93,384	$(62,426)	$8,613,711
Current liabilities	$825,451	$49,345	$(781)	$874,015	$1,044,972	$961	$(578)	$1,045,355
Long-term debt of CIVs	—	267,881	—	267,881	—	—	—	—
Other non-current liabilities	1,632,247	—	—	1,632,247	1,697,055	—	—	1,697,055
Total liabilities	2,457,698	317,226	(781)	2,774,143	2,742,027	961	(578)	2,742,410
Redeemable noncontrolling interests	903	—	31,391	32,294	667	—	28,910	29,577
Total stockholders’ equity	5,749,325	90,831	(77,900)	5,762,256	5,840,059	92,423	(90,758)	5,841,724
Total liabilities and equity	$8,207,926	$408,057	$(47,290)	$8,568,693	$8,582,753	$93,384	$(62,426)	$8,613,711

Consolidating Statements of Income

	Three Months Ended
	December 31, 2010				December 31, 2009
	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported
Total operating revenues	$723,087	$—	$(1,159)	$721,928	$691,335	$—	$(856)	$690,479
Total operating expenses	625,452	643	(1,159)	624,936	611,407	798	(874)	611,331
Operating income (loss)	97,635	(643)	—	96,992	79,928	(798)	18	79,148
Total other non-operating income (expense)	(2,177)	(8,462)	803	(9,836)	(8,930)	4,069	(2,048)	(6,909)
Income before income tax provision	95,458	(9,105)	803	87,156	70,998	3,271	(2,030)	72,239
Income tax provision	33,792	—	—	33,792	26,006	—	—	26,006
Net income (loss)	61,666	(9,105)	803	53,364	44,992	3,271	(2,030)	46,233
Less: Net income (loss) attributable to noncontrolling interests	46	—	(8,302)	(8,256)	70	—	1,241	1,311
Net income (loss) attributable to Legg Mason, Inc.	$61,620	$(9,105)	$9,105	$61,620	$44,922	$3,271	$(3,271)	$44,922

	Nine Months Ended
	December 31, 2010				December 31, 2009
	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported
Total operating revenues	$2,073,784	$—	$(2,897)	$2,070,887	$1,965,710	$—	$(2,251)	$1,963,459
Total operating expenses	1,782,769	3,347	(2,897)	1,783,219	1,749,022	1,422	(2,332)	1,748,112
Operating income (loss)	291,015	(3,347)	—	287,668	216,688	(1,422)	81	215,347
Total other non-operating income (expense)	(18,402)	(6,356)	(339)	(25,097)	6,272	12,919	(6,602)	12,589
Income (loss) before income tax provision	272,613	(9,703)	(339)	262,571	222,960	11,497	(6,521)	227,936
Income tax provision	87,576	—	—	87,576	82,057	—	—	82,057
Net income (loss)	185,037	(9,703)	(339)	174,995	140,903	11,497	(6,521)	145,879
Less: Net income (loss) attributable to noncontrolling interests	151	—	(10,042)	(9,891)	153	—	4,976	5,129
Net income (loss) attributable to Legg Mason, Inc.	$184,886	$(9,703)	$9,703	$184,886	$140,750	$11,497	$(11,497)	$140,750

Other non-operating income (expense) includes interest income, interest expense and net gains (losses) on investments and long-term debt determined on an accrual basis.

The consolidation of CIVs has no impact on Net Income Attributable to Legg Mason, Inc.

The fair value of the financial assets and (liabilities) of CIVs were determined using the following categories of inputs as of December 31, 2010 and March 31, 2010:

	As of December 31, 2010
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Trading investments:
Hedge funds	$—	$14,198	$25,294	$39,492
Government and corporate securities	—	21,480	—	21,480
Repurchase agreements	—	12,840	—	12,840
Total trading investment securities	—	48,518	25,294	73,812
Investments:
CLO loans	—	253,073	—	253,073
CLO bonds	—	17,881	—	17,881
Private equity funds	—	—	15,620	15,620
Total investments	—	270,954	15,620	286,574
Derivative assets	25	—	—	25
	$25	$319,472	$40,914	$360,411

Liabilities:
CLO debt	$—	$—	$(267,881)	$(267,881)
Reverse repurchase agreements	—	(17,422)	—	(17,422)
Derivative liabilities	(177)	(16,948)	—	(17,125)
	$(177)	$(34,370)	$(267,881)	$(302,428)

	As of March 31, 2010
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total

Assets:
Trading investment securities:
Hedge funds	$—	$24,813	$12,374	$37,187
Investments:
Private equity funds	—	—	13,692	13,692
	$—	$24,813	$26,066	$50,879

The table below presents a summary of changes in assets and (liabilities) of CIVs measured at fair value using significant unobservable inputs (Level 3) for the periods from March 31, 2010 to December 31, 2010 and March 31, 2009 to December 31, 2009:

	Value as of March 31, 2010	Purchases, sales, issuances and settlements, net	Net transfer into/out of Level 3(1)	Realized and unrealized gains/(losses), net	Value as of December 31, 2010
Assets:
Hedge funds	$12,374	$2,540	$5,862	$4,518	$25,294
Private equity funds	13,692	2,655	—	(727)	15,620
	$26,066	$5,195	$5,862	$3,791	$40,914
Liabilities:
CLO debt	$—	$—	$(249,668)	$(18,213)	$(267,881)
Total realized and unrealized gains (losses), net				$(14,422)

	Value as of March 31, 2009	Purchases, sales, issuances and settlements, net	Net transfer into/out of Level 3(1)	Realized and unrealized gains/(losses), net	Value as of December 31, 2009
Assets:
Hedge funds	$4,250	$(1,846)	$10,414	$6,732	$19,550
Private equity funds	4,976	7,258	—	(2)	12,232
	$9,226	$5,412	$10,414	$6,730	$31,782
(1) Transfers into Level 3 for the nine months ended December 31, 2010 and 2009 primarily represent assets and liabilities recorded upon the initial consolidation of investment vehicles.

Realized and unrealized gains and losses recorded for Level 3 assets and liabilities of CIVs are included in Other non-operating income (expense) of CIVs on the Consolidated Statements of Income. Total unrealized gains (losses) for Level 3 investments and liabilities of CIVs relating only to those assets and liabilities still held at the reporting date were $(14,415) and $6,730 for the nine months ended December 31, 2010 and 2009, respectively.

The fair values of CLO loans and bonds are determined based on prices from well-recognized third party pricing services that utilize available market data and are therefore classified as Level 2.  Legg Mason has established controls designed to assess the reasonableness of the prices provided. The fair value of CLO debt is valued using a discounted cash flow methodology. Inputs used to determine the expected cash flows include assumptions about forecasted default and recovery rates that a market participant would use in determining the fair value of the CLO’s underlying collateral assets.  Given the significance of the unobservable inputs to the fair value measurement, the CLO debt valuation is classified as Level 3.

Short-term investments of CIVs are stated at amortized cost, which approximates market value. Other investments of CIVs which are valued using net asset value (“NAV”) as a practical expedient may be classified as Level 2 or Level 3 based on the frequency of the related NAV determinations and the impact of redemption restrictions. For investments of CIVs in illiquid and privately-held securities, for which market prices or quotations may not be readily available, management must estimate the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry to which it applies in order to determine the fair value. These valuation processes for illiquid and privately-held securities inherently require management’s judgment and are therefore classified as Level 3. Exchange traded options are valued using the last sale price or in the absence of a sale, the last offering price. Options traded over the counter are valued using dealer supplied valuations.  Options are classified as Level 1. Futures contracts are valued at the last settlement price at the end of each day on the exchange upon which they are traded and are classified as Level 1. Index and single name credit default swaps and interest rate swaps are valued based on valuations furnished by pricing services and are classified as Level 2.

The NAV values used as a practical expedient by CIVs have been provided by the investees and have been derived from the fair values of the underlying investments as of the reporting date.  The following table summarizes, as of December 31, 2010, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized.

Category of Investment	Investment Strategy	Fair Value Determined Using NAV		Unfunded Commitments	Remaining Term
Hedge funds	Global, fixed income, macro, long/short equity, systematic, emerging market, U.S. and Europe hedge	$39,492	(1)	n/a	n/a
Private equity funds	Long/short equity	15,620	(2)	$14,011	8 years
Total		$55,112		$14,011

n/a – not applicable
(1)	18% monthly redemption; 34% quarterly redemption; 9% annual redemption; and 39% subject to three to five year lock-up or side pocket provisions.
(2)	Liquidations are expected during the remaining term.

There are no current plans to sell any of these investments.

The following table presents the fair value and unpaid principal balance of CLO loans, bonds and debt carried at fair value under the fair value option as of December 31, 2010:

CLO loans and bonds
Unpaid principal balance	$282,224
Unpaid principal balance in excess of fair value	(11,270)
Fair value	$270,954

Unpaid principal balance of loans that are more than 90 days past due and also in nonaccrual status	$4,963
Unpaid principal balance in excess of fair value for loans that are more than 90 days past due and also in nonaccrual status	(3,088)
Fair value of loans more than 90 days past due and in nonaccrual status	$1,875

Debt
Principal amounts outstanding	$300,959
Excess unpaid principal over fair value	(33,078)
Fair value	$267,881

During the three and nine months ended December 31, 2010, total losses of $9,545 and $11,131, respectively, were recognized in Other non-operating income (expense) of CIVs in the Consolidated Statements of Income related to assets and liabilities for which the fair value option was elected. For CLO loans and CLO debt measured at fair value, substantially all of the estimated gains and losses included in earnings for the three months ended December 31, 2010 were attributable to instrument specific credit risk due to the credit spreads for these instruments tightening during the period while inherent bench-marked interest rates continued to remain relatively unchanged.  Similarly, during the nine months ended December 31, 2010, credit spreads for these instruments improved while bench-marked interest rates increased only slightly.  Specifically, overall credit spreads for the CLO debt tightened due to improved market conditions and resulting increased market investor interest as the perceived risk on the underlying CLO loans continues to decline.  This has resulted in the majority of the estimated gains and losses being attributable to instrument specific credit risk.

The CLO debt bears interest at variable rates based on LIBOR plus a pre-defined spread, which ranges from 25 basis points to 400 basis points.  All outstanding debt matures on July 15, 2018.

As of December 31, 2010, total derivative assets and liabilities of CIVs of $25 and $17,125, respectively, are primarily recorded in Other liabilities of CIVs.  Gains and (losses) of $5,725 and $(7,394), respectively, for the three months ended December 31, 2010 and $11,603 and $(15,648), respectively, for the nine months ended December 31, 2010, related to derivative assets and liabilities of CIVs are included in Other non-operating income (expense) of CIVs.  There is no risk to Legg Mason in relation to the derivative assets and liabilities of the CIVs in excess of its investment in the funds, if any.

As of December 31, 2010 and March 31, 2010, for VIEs in which Legg Mason holds a significant variable interest or is the sponsor and holds a variable interest, but for which it was not the primary beneficiary, Legg Mason’s carrying value, the related VIE assets and liabilities and maximum risk of loss were as follows:

	As of December 31, 2010
	VIE Assets Not Consolidated	VIE Liabilities Not Consolidated	Equity Interests on the Consolidated Balance Sheet	Maximum Risk of Loss(2)
CDOs/CLOs(1)	$390,756	$2,970	$—	$444
Public-Private Investment Program(3)	659,079	445	276	276
Other sponsored investment funds	19,537,256	11,165	81,002	115,871
Total	$20,587,091	$14,580	$81,278	$116,591

	As of March 31, 2010
	VIE Assets Not Consolidated	VIE Liabilities Not Consolidated	Equity Interests on the Consolidated Balance Sheet	Maximum Risk of Loss(2)
CDOs/CLOs(1)	$3,508,290	$3,215,890	$—	$—
Public-Private Investment Program(3)	411,489	—	55,526	72,245
Other sponsored investment funds	16,564,227	1,334	47,484	71,383
Total	$20,484,006	$3,217,224	$103,010	$143,628
(1)
Legg Mason manages certain CDOs/CLOs in which it is no longer considered to have a variable interest under new accounting guidance effective April 1, 2010.  The aggregate cumulative assets and liabilities of these CDOs/CLOs were $2,817,357 and $2,577,457, respectively, as of March 31, 2010.

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

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

	Value as of December 31, 2010
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total

Assets:
Cash equivalents(1)
Money market funds	$824,209	$—	$—	$824,209
Time deposits	—	36,564	—	36,564
Total cash equivalents	824,209	36,564	—	860,773
Trading investment securities
Investments relating to long-term incentive compensation plans(2)	122,812	47,155	—	169,967
Proprietary fund products and other investments(3)	84,144	69,602	29,398	183,144
Total trading investment securities	206,956	116,757	29,398	353,111
Available-for-sale investment securities	2,665	8,453	12	11,130
Investments in partnerships and LLCs	1,321	—	179,341	180,662
Derivative assets:
Currency and market hedges	1,158	—	—	1,158
Other investments	—	—	517	517
	$1,036,309	$161,774	$209,268	$1,407,351
Liabilities:
Derivative liabilities:
Currency and market hedges	$(1,090)	$—	$—	$(1,090)

	Value as of March 31, 2010
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total

Assets:
Cash equivalents(1)
Money market funds	$930,015	$—	$—	$930,015
Time deposits	—	249,352	—	249,352
Total cash equivalents	930,015	249,352	—	1,179,367
Trading investment securities
Investments relating to long-term incentive compensation plans(2)	118,096	49,031	—	167,127
Proprietary fund products and other investments(3)	65,534	67,663	34,549	167,746
Total trading investment securities	183,630	116,694	34,549	334,873
Available-for-sale investment securities	2,533	4,412	12	6,957
Investments in partnerships and LLCs	1,192	—	121,585	122,777
Derivative assets:
Currency and market hedge	697	—	—	697
Other investments	—	—	1,884	1,884
	$1,118,067	$370,458	$158,030	$1,646,555
Liabilities:
Derivative Liabilities:
Currency and market hedge	$(485)	$—	$—	$(485)

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

(3)  Primarily mutual funds that are invested approximately 60% and 68% in equity securities as of December 31, 2010 and March 31, 2010, respectively, and 40% and 32% in debt securities as of December 31, 2010 and March 31, 2010, respectively.

The tables below present a summary of changes in financial assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the periods from March 31, 2010 to December 31, 2010 and March 31, 2009 to December 31, 2009:

	Value as of March 31, 2010	Purchases, sales, issuances and settlements, net	Net transfer in (out) of Level 3	Realized and unrealized gains/(losses), net	Value as of December 31, 2010

Assets:
Proprietary fund products and other investments	$34,549	$(7,500)	$350	$1,999	$29,398
Investments in partnerships and LLCs	121,585	39,982	—	17,774	179,341
Other investments	1,896	(4,254)	—	2,887	529
	$158,030	$28,228	$350	$22,660	$209,268

	Value as of March 31, 2009	Purchases, sales, issuances and settlements, net	Net transfer in (out) of Level 3	Realized and unrealized gains/(losses), net	Value as of December 31, 2009

Assets:
Proprietary fund products and other investments	$36,469	$20,867	$—	$8,225	$65,561
Investments in partnerships and LLCs	53,743	9,723	—	1,009	64,475
Other investments	2,352	(1,267)	—	850	1,935
	$92,564	$29,323	$—	$10,084	$131,971
Liabilities:
Fund support	$(20,631)	$—	$—	$20,631	$—

Total realized and unrealized gains, net				$30,715

Realized and unrealized gains and losses recorded for Level 3 investments are included in Other income (expense) on the Consolidated Statements of Income.  Total unrealized gains for Level 3 investments relating only to those assets and liabilities still held at the reporting date were $6,867 and $30,112 for the nine months ended December 31, 2010 and 2009, respectively.

As a practical expedient, Legg Mason relies on the NAV of certain investments as their fair value.  The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the reporting date.  The following table summarizes, as of December 31, 2010, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized.

Category of Investment	Investment Strategy	Fair Value Determined Using NAV		Unfunded Commitments	Remaining Term
Funds-of-hedge funds	Global, fixed income, macro, long/short equity, natural resources, systematic, emerging market, Europe hedge	$59,621	(1)	n/a	n/a
Private funds	Long/short equity	21,234	(2)	7,090	9 years
Private fund	Fixed income, residential and commercial mortgage-backed securities	87,653	(2)	n/a	8 years
Other	Various	13,006	(2)	n/a	Various	(3)
Total		$181,514		$7,090

n/a – not applicable
(1)	59% monthly redemption; 41% quarterly redemption, of which 23% is subject to two-year lock-up.
(2)	Liquidations are expected over the remaining term.
(3)	80% three-year remaining term; 20% 21-year remaining term.

There are no current plans to sell any of these investments.

5. Fixed Assets

Fixed assets consist of equipment, software and leasehold improvements.  Equipment consists primarily of communications and technology hardware and furniture and fixtures.  Software includes purchased software and internally developed software. Fixed assets are reported at cost, net of accumulated depreciation and amortization.  The following table reflects the components of fixed assets as of:

	December 31, 2010	March 31, 2010
Equipment	$198,568	$196,624
Software	224,813	212,835
Leasehold improvements	283,154	306,435
Total cost	706,535	715,894
Less: accumulated depreciation and amortization	(411,948)	(354,075)
Fixed assets, net	$294,587	$361,819

In connection with its restructuring plans as discussed in Note 13, Legg Mason concluded during the quarter ended December 31, 2010 that it no longer intends to exercise a put/purchase option on land and a building that serves as its operations and technology facility.  Due to the agreement, the facility was accounted for as a capital lease.  As a result of the decision, a $4,134 escrow deposit was charged to occupancy expense as a transition-related cost and, effective December 31, 2010, the lease is being accounted for as an operating lease.

Depreciation and amortization expense included in operating income was $19,785 and $23,873 for the quarters ended December 31, 2010 and 2009, respectively, and $60,722 and $67,594 for the nine months ended December 31, 2010 and 2009, respectively.

6. Intangible Assets and Goodwill

The following tables reflect the components of intangible assets as of:

	December 31, 2010	March 31, 2010
Amortizable asset management contracts
Cost	$208,832	$212,333
Accumulated amortization	(149,790)	(133,210)
Net	59,042	79,123
Indefinite–life intangible assets
Fund management contracts	3,753,463	3,753,299
Trade names	69,800	69,800
	3,823,263	3,823,099
Intangible assets, net	$3,882,305	$3,902,222

Legg Mason completed its most recent annual impairment tests of goodwill and indefinite-life intangible assets and determined that there was no impairment in the value of these assets as of December 31, 2010.

As of December 31, 2010, management contracts are being amortized over a weighted-average life of 3.7 years. Estimated amortization expense for each of the next five fiscal years is as follows:

Remaining 2011	$5,693
2012	19,591
2013	14,110
2014	11,902
2015	2,987
Thereafter	4,759
Total	$59,042

The change in the carrying value of goodwill for the nine months ended December 31, 2010 is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value
Balance, beginning of period	$2,477,196	$(1,161,900)	$1,315,296
Impact of excess tax basis amortization	(15,715)	—	(15,715)
Other, including changes in foreign exchange rates	14,708	—	14,708
Balance, end of period	$2,476,189	$(1,161,900)	$1,314,289

7. Long-Term Debt and Equity Units

The disclosures below reflect details of Legg Mason’s debt, excluding the debt of CIVs.  See Note 3, Consolidation, for information related to the debt of CIVs.

The accreted value of long-term debt consists of the following:

	December 31, 2010			March 31, 2010
	Current Accreted Value	Unamortized Discount	Maturity Amount	Current Accreted Value
2.5% convertible senior notes	$1,078,492	$171,508	$1,250,000	$1,051,243
5.6% senior notes from Equity Units	103,039	—	103,039	103,039
Third-party distribution financing	—	—	—	1,639
Other term loans	11,089	—	11,089	14,413
Subtotal	1,192,620	171,508	1,364,128	1,170,334
Less: current portion	2,314	—	2,314	5,154
Total	$1,190,306	$171,508	$1,361,814	$1,165,180

As of December 31, 2010, the aggregate maturities of long-term debt, based on their contractual terms, are as follows:

Remaining 2011	$192
2012	2,329
2013	843
2014	894
2015	1,250,948
Thereafter	108,922
Total	$1,364,128

At December 31, 2010, the estimated fair value of long-term debt was approximately $1,314,336.

Legg Mason is accreting the carrying value of the 2.5% convertible senior notes to the principal amount at maturity using an interest rate of 6.5% (the effective borrowing rate for non-convertible debt at the time of issuance) over its expected life of seven years, resulting in additional interest expense of approximately $9,194 and $8,632 for the quarters ended December 31, 2010 and 2009, respectively, and $27,248 and $25,583 for the nine months ended December 31, 2010 and 2009, respectively. The amount by which the notes’ if-converted value exceeds the accreted value using a current interest rate of 3.52% as of December 31, 2010 (representing a potential loss) is approximately $123,416.

8. Income Taxes

In connection with the completion and filing of its fiscal 2010 federal tax return in December 2010, Legg Mason recorded a net additional tax benefit of approximately $36,000 with respect to the Equity Unit extinguishment that occurred in fiscal 2010.   The tax benefit has been credited to Additional paid-in capital in a manner consistent with the fiscal 2010 allocation of the extinguishment payment.

During the quarter ended September 30, 2010, the United Kingdom Finance Bill of 2010 was enacted, which reduces the corporate tax rate from 28% to 27% for periods beginning after April 1, 2011.  The impact of the tax rate change on certain existing deferred tax liabilities relating to the excess of book-over-tax basis of acquired intangible assets resulted in a tax benefit of $8,878 during the September 2010 quarter.  As a result, the effective tax rate for the nine months ended December 31, 2010 was reduced by 3.4 percentage points.

9.  Stock-Based Compensation

Legg Mason’s stock-based compensation includes stock options, employee stock purchase plans, restricted stock awards and units, performance shares payable in common stock, and deferred compensation payable in stock.  Shares available for issuance under the active equity incentive plan as of December 31, 2010 were 8,349. Options under Legg Mason’s employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in equal increments over three to five years and expire within five to 10 years from the date of grant.

Compensation expense relating to stock options for the three months ended December 31, 2010 and 2009 was $6,855 and $4,560, respectively, and for the nine months ended December 31, 2010 and 2009 was $15,936 and $13,457, respectively.

Stock option transactions during the nine months ended December 31, 2010 and 2009, respectively, are summarized below:

	Nine months ended December 31,
	2010		2009
	Number of shares	Weighted-average exercise price per share	Number of shares	Weighted-average exercise price per share
Options outstanding at March 31	6,054	$57.75	5,554	$64.09
Granted	711	33.11	1,457	26.82
Exercised	(597)	22.07	(53)	25.07
Canceled/ forfeited	(687)	48.73	(833)	48.75
Options outstanding at December 31	5,481	$59.57	6,125	$57.65

At December 31, 2010, options were exercisable for 2,908 shares with a weighted-average exercise price of $76.49 and a weighted-average remaining contractual life of 3.6 years.  Unamortized compensation cost related to unvested options (2,573 shares) at December 31, 2010 of $32,419 is expected to be recognized over a weighted-average period of 1.9 years.

The weighted average fair value of option grants during the nine months ended December 31, 2010 and 2009, using the Black-Scholes option pricing model, was $14.35 and $12.09 per share, respectively.

The following weighted-average assumptions were used in the model for grants in fiscal 2010 and 2009:

	Nine months ended December 31,
	2010	2009
Expected dividend yield	1.39%	1.45%
Risk-free interest rate	2.38%	2.86%
Expected volatility	52.78%	55.26%
Expected lives (in years)	5.18	5.17

Compensation expense relating to restricted stock and restricted stock units for the three months ended December 31, 2010 and 2009 was $9,883 and $6,944, respectively, and for the nine months ended December 31, 2010 and 2009 was $25,951 and $20,993, respectively.

Restricted stock and restricted stock unit transactions during the nine months ended December 31, 2010 and 2009, respectively, are summarized below:

	Nine months ended December 31,
	2010		2009
	Number of shares	Weighted-average grant date value	Number of shares	Weighted-average grant date value
Unvested shares at March 31	1,605	$34.80	1,341	$51.26
Granted	1,786	32.95	746	22.07
Vested	(475)	36.39	(292)	56.88
Canceled/ forfeited	(205)	29.82	(51)	54.30
Unvested shares at December 31	2,711	$33.68	1,744	$37.69

Unamortized compensation cost related to unvested restricted stock and restricted stock unit awards at December 31, 2010 of $60,984 is expected to be recognized over a weighted-average period of 1.8 years.

Compensation expense relating to the stock purchase plan and deferred compensation payable in stock for the three months ended December 31, 2010 and 2009 was $100 and $112, respectively, and for the nine months ended December 31, 2010 and 2009 was $438 and $398, respectively.

During the quarter ended December 31, 2010, non-employee directors were granted 17 restricted stock units and 31 shares of common stock at a fair value of $1,425.  As of December 31, 2010, non-employee directors held 220 stock options, which are included in the outstanding options presented in the table above. As of December 31, 2010, non-employee directors held 62 restricted stock units, which vest on the grant date and are therefore not included in the unvested shares of restricted stock and restricted stock units in the table above.  During the nine months ended December 31, 2010, nine stock options were exercised and 59 stock options expired.  During the nine months ended December 31, 2010, seven restricted stock units were paid in shares.

As part of the Company’s restructuring initiative further discussed in Note 13, the employment of certain recipients of stock option and restricted stock awards will be terminated. The termination benefits extended to these employees include accelerated vesting of any portion of their equity incentive awards that would not have vested by January 1, 2012 under the original terms of the awards.  During fiscal 2011, the portion of the awards subject to accelerated vesting were revalued and are being expensed over the new remaining vesting period, the impact of which is included above.  Also in connection with the restructuring initiative, the departure of an executive officer in December 2010 resulted in the accelerated vesting of a portion of certain equity incentive awards, the impact of which is included above.

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

As of December 31, 2010, the minimum annual aggregate rentals under operating leases and servicing agreements are as follows:

Remaining 2011	$37,269
2012	137,133
2013	119,548
2014	95,880
2015	86,321
Thereafter	600,096
Total	$1,076,247

The minimum rental commitments shown above have not been reduced by $151,126 for minimum sublease rentals to be received in the future under non-cancelable subleases, of which approximately 55% is due from one counterparty.  If a sub-tenant defaults on a sublease, Legg Mason may incur operating expense charges to reflect expected future sublease rentals at reduced amounts, as a result of the current commercial real estate market.

The above minimum rental commitments includes $987,359 in real estate and equipment leases and $88,888 in service and maintenance agreements.

As discussed in Note 5, in connection with its restructuring plans, Legg Mason no longer intends to exercise a put/purchase option on land and a building that was treated as a capital lease.  As of December 31, 2010, the remaining rental commitment for this facility is included in the table above.

As of December 31, 2010, Legg Mason had commitments to invest approximately $26,044 in investment vehicles. These commitments will be funded as required through the end of the respective investment periods through fiscal 2018.

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

In accordance with accounting guidance related to contingencies, Legg Mason has established provisions for estimated losses from pending complaints, legal actions, investigations and proceedings when it is probable that a loss has been incurred and a reasonable estimate of loss can be made. While the ultimate resolution of these matters cannot be currently determined, in the opinion of management, after consultation with legal counsel, Legg Mason believes that the resolution of these actions will not have a material adverse effect on Legg Mason’s financial condition. However, the results of operations could be materially affected during any period if liabilities in that period differ from Legg Mason’s prior estimates, and Legg Mason’s cash flows could be materially affected during any period in which these matters are resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period-to-period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution or insurance reimbursement.

11. Earnings Per Share

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

Basic and diluted earnings per share for the three and nine months ended December 31, 2010 and 2009 include all vested shares of restricted stock related to Legg Mason’s deferred compensation plans.

The following table presents the computations of basic and diluted EPS:

	Three Months Ended December 31,
	2010		2009
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding	149,980	149,980	160,815	160,815
Potential common shares:
Employee stock options	-	231	-	144
Unvested shares related to deferred compensation	-	761	-	569
Shares issuable upon payment of contingent consideration	-	-	-	1,421
Total weighted average diluted shares	149,980	150,972	160,815	162,949
Net Income	$53,364	$53,364	$46,233	$46,233
Less: Net income (loss) attributable to noncontrolling interests	(8,256)	(8,256)	1,311	1,311
Net Income Attributable to Legg Mason, Inc.	$61,620	$61,620	$44,922	$44,922
Net Income per Share Attributable to Legg Mason, Inc. Common Shareholders	$0.41	$0.41	$0.28	$0.28

	Nine Months Ended December 31,
	2010		2009
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding	153,817	153,817	151,417	151,417
Potential common shares:
Employee stock options	-	200	-	42
Unvested shares related to deferred compensation	-	531	-	468
Shares issuable upon payment of contingent consideration	-	-	-	1,632
Total weighted average diluted shares	153,817	154,548	151,417	153,559
Net Income	$174,995	$174,995	$145,879	$145,879
Less: Net income (loss) attributable to noncontrolling interests	(9,891)	(9,891)	5,129	5,129
Net Income Attributable to Legg Mason, Inc.	$184,886	$184,886	$140,750	$140,750
Net Income per Share Attributable to Legg Mason, Inc. Common Shareholders	$1.20	$1.20	$0.93	$0.92

During the nine months ended December 31, 2010, Legg Mason entered into separate accelerated share repurchase agreements (“ASR Agreements”) with two financial institutions to repurchase, in the aggregate, $300,000 of Legg Mason common stock. Under the ASR Agreements, Legg Mason received an initial delivery of 9,157 shares in June 2010 and received an additional 990 shares at final settlement in August 2010. All shares purchased under the ASR Agreements were retired upon receipt. During the three and nine months ended December 31, 2010, Legg Mason purchased and retired 1,175 shares and 2,419 shares, respectively, of its common stock in the open market for $40,022 and $76,103, respectively.  For the three and nine months ended December 31, 2010, 11,837 shares and 7,811 shares, respectively, related to share repurchases during the current fiscal period, are excluded from weighted average shares outstanding.

The diluted EPS calculations for the three and nine months ended December 31, 2010 and 2009 exclude any potential common shares issuable under the convertible 2.5% senior notes or the convertible Equity Units because the market price of Legg Mason common stock has not exceeded the price at which conversion under either instrument would be dilutive using the treasury stock method.

Options to purchase 5,162 and 5,330 shares for the three months ended December 31, 2010 and 2009, respectively, and 5,256 and 5,545 shares for the nine months ended December 31, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because the presumed proceeds from exercising such options, including any related unamortized cost and income tax benefits, if any, exceed the average price of the common shares for the period and therefore the options are deemed antidilutive. Unvested shares of restricted stock for the three months ended December 31, 2010 and 2009 of 107 and 1,064, respectively, and for the nine months ended December 31, 2010 and 2009 of 1,052 and 1,164, respectively, were deemed antidilutive and therefore excluded from the computation of diluted earnings per share.

12. Derivatives and Hedging

The disclosures below reflect details of Legg Mason’s derivatives and hedging excluding the derivatives and hedging of CIVs. See Note 3, Consolidation, for information related to the derivatives and hedging of CIVs.

Legg Mason uses currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, euro, Canadian dollar, Brazilian real, Singapore dollar and Great Britain pound. Legg Mason had open currency forward contracts with aggregate gross asset and liability fair values of $1,082 and $502, respectively, as of December 31, 2010 and $671 and $255, respectively, as of March 31, 2010, which are classified as Other assets and Other liabilities. In the Consolidated Balance Sheets, Legg Mason nets the fair value of certain foreign currency forwards executed with the same counterparty where Legg Mason has both the legal right and intent to settle the contracts on a net basis.

For the three months ended December 31, 2010 and 2009, Legg Mason recognized gains of $1,184 and $1,499, respectively, and losses of $1,083 and $888, respectively, for foreign exchange hedges associated with operating activities.  For the nine months ended December 31, 2010 and 2009, Legg Mason recognized gains of $4,356 and $7,450, respectively, and losses of $4,917 and $10,766, respectively, for foreign exchange hedges associated with operating activities. Gains and losses related to foreign exchange hedges associated with operating activities are included in Other expense.

For the three months ended December 31, 2010, Legg Mason recognized gains of $85, included in Other non-operating income (expense), for foreign exchange hedges associated with seed capital investments. For the nine months ended December 31, 2010, Legg Mason recognized gains of $71 and losses of $88 for foreign exchange hedges associated with seed capital investments. There were no gains or losses related to foreign exchange hedges included in Other non-operating income (expense) for the three and nine months ended December 31, 2009.

Legg Mason uses market hedges on certain seed capital investments by entering into futures contracts to sell index funds that benchmark the hedged seed capital investments. There were no significant futures contracts open as of December 31, 2010 and March 31, 2010.  For the three and nine months ended December 31, 2010, Legg Mason recognized gains of $164 and $1,378, respectively, and losses of $2,920 and $4,899, respectively, included in Other non-operating income (expense), relating to futures contracts intended to offset movements in the value of seed capital investments. For both the three and nine months ended December 31, 2009, Legg Mason recognized  losses of $120, included in Other non-operating income (expense), relating to futures contracts intended to offset movements in the value of seed capital investments.

13. Restructuring

In May 2010, Legg Mason announced a plan to streamline its business model to drive increased profitability and growth that includes:  1) transitioning certain shared services to its investment affiliates which are closer to the actual client relationships and can deliver services with greater effectiveness and efficiency; and 2) sharing in affiliate revenue with its Americas distribution group.  This plan involves headcount reductions in operations, technology, and other administrative areas, which may be partially offset by headcount increases at the affiliates, and will ultimately enable Legg Mason to eliminate a portion of its corporate office space that was dedicated to operations and technology employees.  Legg Mason expects the initiative to be substantially complete in fiscal 2012.

This initiative involves transition-related costs primarily comprised of charges for employee termination benefits and retention incentives during the transition period, recorded in Transition-related compensation.  The transition-related costs also involve other costs, including early contract terminations, asset disposals, and professional fees, recorded in the appropriate operating expense lines.  Total transition-related costs are expected to be in the range of $115,000 to $135,000.  Legg Mason expects that approximately 40% of these costs will be accrued in fiscal 2011 and the remainder will be accrued in fiscal 2012.

Charges for transition-related costs were $23,998 and $38,741 for the three and nine months ended December 31, 2010, respectively, which primarily represent costs for severance and retention incentives. The table below presents a summary of changes in the transition-related liability from March 31, 2010 through December 31, 2010 and cumulative charges incurred through December 31, 2010, including non-cash charges, such as asset write-offs:

	Balance as of March 31, 2010	Accrued charges	Payments	Balance as of December 31, 2010	Non-cash Charges (1)	Cumulative Charges
Severance and retention incentives	$—	$32,444	$(4,760)	$27,684	$—	$32,444
Other	—	4,416	(282)	4,134	1,881	6,297
	$—	$36,860	$(5,042)	$31,818	$1,881	$38,741
(1)	Includes write-offs of capitalized costs, primarily for internally-developed software, that will no longer be utilized as a result of the initiative.

The estimates for remaining transition-related costs are as follows:

	Minimum	Maximum
Severance and retention incentives	$62,000	$67,000
Other costs	14,000	29,000
Total	$76,000	$96,000

While management expects the total estimated costs to be within the range disclosed, the nature of the costs may differ from those presented above.

During the transition period beginning July 1, 2010, costs of providing certain corporate shared services are allocated to the Company’s asset management affiliates, which correspondingly has the impact of reducing their incentive compensation under revenue sharing agreements.  As a result, the initiative also involves transition support paid in cash to these affiliates, referred to as a compensation bridge, to temporarily offset the impact of absorbing the allocated costs, which will be recorded as Compensation and benefits. Total transition support to affiliates is expected to be approximately $75,000.  As of December 31, 2010, approximately $29,000 of transition support has been recognized.  The remainder of the transition support will be incurred during the remainder of fiscal 2011 and fiscal 2012.

14. Liquidity Fund Support

As of March 31, 2010, all previously existing support arrangements had expired or were terminated in accordance with their terms. For the nine months ended December 31, 2009, Legg Mason recognized pre-tax gains $23,171 ($16,565 net of income taxes), which include increases in the value of the underlying securities, in addition to pre-tax gains on foreign exchange forward contracts of $1,484 and an interest payment of $1,056 received during the nine month period related to SIV securities that were sold in the fourth quarter of fiscal 2009.  These items are included in Other non-operating income (expense) on the Consolidated Statement of Income.

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

The financial services business we are engaged in is extremely competitive. Our competition includes numerous global, national, regional and local asset management firms, broker-dealers and commercial banks. The industry has been dramatically impacted over the last few years by the economic downturn and the consolidation of financial services firms through mergers and acquisitions.  The industry is also subject to extensive regulation under federal, state, and foreign laws. Like most firms, we have been and will continue to be impacted by regulatory and legislative changes. Responding to these changes has required us to incur costs that continue to impact our profitability.

Terms such as “we,” “us,” “our,” and “company” refer to Legg Mason.

Business Environment

During the quarter and nine months ended December 31, 2010, the financial environment in the United States continued to be challenging. However, equity markets over the past nine months have rebounded due to an improved economic outlook and a slightly decreasing unemployment rate.  All major U.S. equity market indices have significantly increased during the three and nine months ended December 31, 2010.

While the Barclays Capital Global Aggregate Bond Index and the Barclays Capital U.S. Aggregate Bond Index decreased during the quarter ended December 31, 2010, both indices increased over the nine months ended December 31, 2010. Details are illustrated in the table below.
	% Change as of December 31, 2010
Indices(1)	For Three Months Ended	For Nine Months Ended
Dow Jones Industrial Average	7.32%	6.64%
S&P 500	10.20%	7.54%
NASDAQ Composite Index	12.00%	10.63%
Barclays Capital U.S. Aggregate Bond Index	(1.30%)	4.68%
Barclays Capital Global Aggregate Bond Index	(1.33%)	5.83%
1 Indices are trademarks of Dow Jones & Company, McGraw-Hill Companies, Inc., NASDAQ Stock Market, Inc., and Barclays Capital, respectively, which are not affiliated with Legg Mason.

During the quarter ended December 31, 2010, the Federal Reserve Board held the federal funds rate at 0.25%. Despite recent improvements, the market environment in which we operate remains volatile and continues to be challenging. As a result, we expect the challenges to persist and therefore cannot predict how these uncertainties will impact our results.

Quarter Ended December 31, 2010 Compared to Quarter Ended December 31, 2009

Assets Under Management
The components of the changes in our assets under management (“AUM”) (in billions) for the three months ended December 31 were as follows:
	2010	2009
Beginning of period	$673.5	$702.7
Investment funds, excluding liquidity funds
Subscriptions	12.0	10.4
Redemptions	(11.7)	(10.5)
Separate account flows, net	(17.7)	(28.4)
Liquidity fund flows, net	0.7	(4.2)
Net client cash flows	(16.7)	(32.7)
Market performance and other (1)	15.0	11.6
End of period	$671.8	$681.6

(1)	Includes impact of foreign exchange.

In the last three months, AUM decreased by $1.7 billion or 0.3% from $673.5 billion at September 30, 2010 to $671.8 billion at December 31, 2010. The decrease in AUM was attributable to net client outflows of $17 billion, largely offset by market appreciation of $15 billion, of which approximately 13% resulted from the impact of foreign currency exchange fluctuation. The majority of outflows were in fixed income assets with $13 billion, followed by equity outflows of $3 billion. Liquidity outflows were $1 billion. The majority of fixed income outflows were in products managed by Western Asset Management Company (“Western Asset”). Equity outflows were primarily at ClearBridge Advisors LLC (“ClearBridge”) and Legg Mason Capital Management, Inc. (“LMCM”), while Permal Group Ltd. (“Permal”), Royce &

Associates (“Royce”), and Brandywine Global Investment Management, LLC (“Brandywine”) experienced inflows.

AUM at December 31, 2010 was $671.8 billion, a decrease of $9.8 billion or 1.5% from December 31, 2009. The decrease in AUM was attributable to net client outflows of $64 billion, partially offset by market appreciation of $54 billion, of which approximately 14% resulted from the impact of foreign currency exchange fluctuation. There were net client outflows in all asset classes. The majority of outflows were in fixed income assets with $38 billion, or 60% of the outflows, followed by liquidity and equity outflows of $16 billion and $9 billion, respectively. The majority of fixed income outflows were in products managed by Western Asset that had experienced investment underperformance in prior periods. Due in part to investment performance issues, equity outflows were primarily experienced in products managed at ClearBridge and LMCM. We generally earn higher fees and profits on equity AUM, and outflows in this asset class will more negatively impact our revenues and net income than would outflows in other asset classes. We have experienced outflows in our fixed income asset class since fiscal 2008.

We have been informed that Morgan Stanley Smith Barney intends to amend certain historical Smith Barney brokerage programs providing for investment in liquidity funds that our asset managers manage during the first quarter of fiscal 2012.  The changes will result in a reduction of approximately $21 billion in liquidity AUM.  We are currently waiving much of the management fees generated by these assets, so a loss of this AUM this quarter would have reduced net advisory revenues by only $8 million and not had a material impact on Net Income due to the impact of revenue share arrangements and income taxes.

AUM by Asset Class

AUM by asset class (in billions) as of December 31 was as follows:

		% of		% of	%
	2010	Total	2009	Total	Change
Equity	$184.2	27.4%	$168.7	24.7%	9.2%
Fixed Income	355.8	53.0	365.8	53.7	(2.7)
Liquidity	131.8	19.6	147.1	21.6	(10.4)
Total	$671.8	100.0%	$681.6	100.0%	(1.4)%

The component changes in our AUM by asset class (in billions) for the three months ended December 31, 2010 were as follows:

	Equity	Fixed Income	Liquidity	Total
September 30, 2010	$169.6	$371.6	$132.3	$673.5
Investment funds, excluding liquidity funds
Subscriptions	5.7	6.3	—	12.0
Redemptions	(6.4)	(5.3)	—	(11.7)
Separate account flows, net	(2.6)	(13.9)	(1.2)	(17.7)
Liquidity fund flows, net	—	—	0.7	0.7
Net client cash flows	(3.3)	(12.9)	(0.5)	(16.7)
Market performance	17.9	(2.9)	—	15.0
December 31, 2010	$184.2	$355.8	$131.8	$671.8

Average AUM by asset class (in billions) for the three months ended December 31 was as follows:

		% of		% of	%
	2010	Total	2009	Total	Change
Equity	$175.7	26.1%	$164.6	23.8%	6.7%
Fixed Income	364.9	54.3	378.8	54.6	(3.7)
Liquidity	131.8	19.6	149.9	21.6	(12.1)
Total	$672.4	100.0%	$693.3	100.0%	(3.0)%

AUM by Division

AUM by division (in billions) as of December 31 was as follows:

		% of		% of	%
	2010	Total	2009	Total	Change
Americas	$472.6	70.3%	$472.9	69.4%	(0.1)%
International	199.2	29.7	208.7	30.6	(4.6)
Total	$671.8	100.0%	$681.6	100.0%	(1.4)%

The component changes in our AUM by division (in billions) for the three months ended December 31, 2010 was as follows:

	Americas	International	Total
September 30, 2010	$468.3	$205.2	$673.5
Investment funds, excluding liquidity funds
Subscriptions	6.5	5.5	12.0
Redemptions	(8.2)	(3.5)	(11.7)
Separate account flows, net	(11.3)	(6.4)	(17.7)
Liquidity fund flows, net	2.9	(2.2)	0.7
Net client cash flows	(10.1)	(6.6)	(16.7)
Market performance and other	14.4	0.6	15.0
December 31, 2010	$472.6	$199.2	$671.8

Investment Performance(1)
Investment performance in the quarter ended December 31, 2010 was slightly improved from the previous quarter. The impact from the extension of the Bush tax cuts and November elections contributed to a positive quarter for the overall equity market, as measured by the Wilshire 5000 Index returning 11.59% for the three months ended December 31, 2010. The best performing equity sector was energy as measured by the S&P 500 Energy Index returning 21.48% for the three months ended December 31, 2010.  As of December 31, 2010, for the trailing 1-year, 3-year, 5-year, and 10-year periods approximately 36%, 64%, 64%, and 80%, respectively, of our marketed equity composite(2) assets outpaced their benchmarks. As of December 31, 2009, for the trailing 1-year, 3-year, 5 year, and 10-year periods approximately 68%, 57%, 69%, and 88%, respectively, of our marketed equity composite assets outpaced their benchmarks.

1 Index performance in this section includes reinvestment of dividends and capital gains.

2 A composite is an aggregation of discretionary portfolios (separate accounts and investment funds) into a single group that represents a particular investment objective or strategy. Each of our asset managers has its own specific guidelines for including portfolios in their marketed composites. Assets under management that are not managed in accordance with the guidelines are not included in a composite. As of December 31, 2010 and 2009, 89% and 87% of our equity assets under management and 90% and 82% of our fixed income assets under management, respectively, were in marketed composites.

In the fixed income markets, strong economic data combined with accommodative monetary and fiscal policy reduced fears of a double dip recession and caused Treasury yields to rise across the yield curve over the quarter. Most fixed income sectors outperformed comparable to U.S. Treasuries as measured by the Barclays U.S. Government Index losing 2.34% for the quarter as investors sought higher-risk assets.  The best performing fixed income sector was High Yield as measured by the Barclays U.S. High Yield Index returning 3.22% for the three months ended December 31, 2010.

As of December 31, 2010, for the trailing 1-year, 3-year, 5-year, and 10-year periods approximately 83%, 69%, 63%, and 88%, respectively, of our marketed fixed income composite assets outpaced their benchmarks. As of December 31, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods approximately 68%, 13%, 33%, and 87%, respectively, of our fixed income marketed composite assets outpaced their benchmarks.

As of December 31, 2010, for the trailing 1-year, 3-year, 5-year, and 10-year periods 45%, 75%, 72%, and 73%, respectively, of our U.S. long-term mutual fund(3) assets outpaced their Lipper category average.  As of December 31, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods 69%, 69%, 67%, and 81%, respectively, of our U.S. long-term mutual fund(3) assets outpaced their Lipper category average.

As of December 31, 2010, for the trailing 1-year, 3-year, 5-year, and 10-year periods 42%, 75%, 71%, and 70%, respectively, of our U.S. equity mutual fund(3) assets outpaced their Lipper category average. As of December 31, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods 63%, 67%, 63%, and 79%, respectively, of our U.S. equity mutual fund(3) assets outpaced their Lipper category average.

As of December 31, 2010, for the trailing 1-year, 3-year, 5-year, and 10-year periods 51%, 78%, 78%, and 85%, respectively, of our U.S. fixed income mutual fund(3) assets outpaced their Lipper category average. As of December 31, 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods 78%, 75%, 78%, and 88%, respectively, of our U.S. fixed income mutual fund(3) assets outpaced their Lipper category average.

Revenue by Division
Operating revenues by division (in millions) for the three months ended December 31 were as follows:

		% of		% of	%
	2010	Total	2009	Total	Change
Americas	$492.2	68.2%	$482.2	69.8%	2.1%
International	229.7	31.8	208.3	30.2	10.3
Total	$721.9	100.0%	$690.5	100.0%	4.5%

The increase in operating revenues in the Americas division was primarily due to increased mutual fund advisory fees on assets managed by Royce, offset in part by decreased mutual fund and separate account advisory fees on assets managed by Western Asset.  The increase in operating revenues in the International division was primarily due to increased mutual fund

3 Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of December 31, 2010 and 2009, the U.S. long-term mutual fund assets represented in the data accounted for 17% and 15%, respectively, of our total assets under management. The performance of our U.S. long-term mutual fund assets is included in the marketed composites.

advisory fees on assets managed by the international operations of Western Asset and increased performance fees at Permal.

Business Model Streamlining Initiative
In May 2010, we announced an initiative to streamline our business model to drive increased profitability and growth that includes (i) transitioning certain shared services to our investment affiliates which are closer to the actual client relationships and (ii) sharing in affiliate revenue with our Americas distribution group.  We project that the initiative will result in $130-150 million in expense reductions commencing on a run rate basis by the fourth quarter of fiscal year 2012.  These expense reductions are expected to consist of (i) approximately $75 million from transitioning certain shared services to our affiliates without any corresponding adjustment in their revenue sharing or other compensation arrangements, (ii) approximately $50 million from eliminating and streamlining activities in our corporate and distribution business units and (iii) approximately $15 million from our Americas distribution group sharing in affiliate revenues from retail assets under management without any corresponding adjustment in their revenue sharing or other compensation arrangements.

The initiative involves approximately $115-135 million in transition-related costs that primarily include charges for employee termination benefits and incentives to retain employees during the transition period.  The transition-related costs will also include costs for early contract terminations, asset disposals and professional fees. We currently expect that approximately 40% of these costs will be accrued in fiscal 2011 and the remainder will be accrued in fiscal 2012.  As described above, our affiliates will absorb $75 million in annual shared services costs.  Accordingly, in fiscal 2011 and 2012, affiliate incentive compensation will be reduced by a corresponding amount and we will provide the affiliates a total of $75 million in support to fund compensation through June 30, 2011.

The first significant financial impacts of the initiative commenced in the quarters ended September 30, and December 31, 2010.  During the three and nine months ended December 31, 2010, $24.0 million and $38.7 million, respectively, in transition-related expenses were recognized.

The nature and amount of transition costs and savings are based on estimates.  While management expects the total costs and savings to be within the ranges disclosed, actual results may differ in amount and nature from these estimates.

Results of Operations
Effective with the April 1, 2010 adoption of a new accounting standard on consolidation, we consolidate and separately identify certain sponsored investment vehicles, the most significant of which is a collateralized loan obligation entity (“CLO”).  The consolidation of these investment vehicles has no impact on Net Income Attributable to Legg Mason, Inc. and does not have a material impact on our consolidated operating results.  We also hold investments in certain consolidated sponsored investment funds and the change in the value of these investments, which is recorded in Other non-operating income (expense), is reflected in our Net Income, net of amounts allocated to noncontrolling interests.  The impact of the consolidation of investment vehicles is presented in our “Consolidated Statements of Income, Excluding Consolidated Investment Vehicles” (See Supplemental Non-GAAP Financial Information).  Also, see Notes 2 and 3 of Notes to Consolidated Financial Statements for additional information regarding the consolidation of investment vehicles.

Operating Revenues
Total operating revenues in the quarter ended December 31, 2010 were $721.9 million, an increase of 5% from $690.5 million in the prior year quarter, despite a 3% decrease in average AUM, reflecting increased revenue yields due to a more favorable asset mix and higher performance fees.

Investment advisory fees from separate accounts decreased $2.7 million, or 1%, to $206.2 million.  Of this decrease, $7.3 million was the result of lower average fixed income assets managed by Western Asset.   This was offset in part by an increase of $4.6 million due to higher average equity assets managed by Batterymarch Financial Management, Inc. (“Batterymarch”) with higher average fee rates.

Investment advisory fees from funds increased $33.6 million, or 10%, to $384.3 million.  Of this increase, $22.7 million was the result of higher average fixed income assets managed by Western Asset and $17.5 million was the result of higher average equity assets managed at Royce.  These increases were offset in part by a $9.0 million decrease due to lower average liquidity assets managed at Western Asset.

Performance fees increased $3.0 million, or 10%, to $34.6 million, primarily as a result of higher performance fees earned on assets managed at Permal and Royce, offset in part by a decrease in performance fees earned on assets managed at Western Asset.

Distribution and service fees decreased $2.4 million, or 2%, to $95.5 million, primarily as a result of a decline in average mutual fund AUM subject to distribution and servicing fees.

Operating Expenses
Total compensation and benefits increased $21.5 million to $309.2 million.  Compensation and benefits, excluding transition-related compensation of $18.8 million, which represents accruals for severance and retention incentive costs, increased 1% to $290.4 million.  This increase was primarily driven by an $8.3 million increase in revenue-share based compensation on increased revenues, offset in part by a decrease in deferred compensation and revenue share-based incentive obligations of $4.0 million resulting from the impact of reduced market gains on assets invested for deferred compensation plans and seed capital investments, which are recorded in Other non-operating income (expense).

Compensation as a percentage of operating revenues increased to 42.8% in the December 2010 quarter compared to 41.7% in the prior year quarter as the impact of transition-related compensation was offset in part by lower corporate compensation due to reduced headcount.

Distribution and servicing expenses increased 5% to $187.4 million primarily as a result of $8.9 million of structuring fees related to a closed-end fund launch in the current year period and an increase in average AUM for certain products for which we pay fees to third-party distributors, offset in part by $4.3 million of structuring fees related to a closed-end fund launch in the prior year period.

Communications and technology expense decreased 1% to $39.4 million, principally driven by a $2.3 million decrease in technology depreciation expense, which resulted primarily from the full depreciation of certain assets prior to or during the current quarter, offset in part by a $1.5 million increase in technology consulting and outsourcing fees.

Occupancy expense decreased 41% to $37.3 million, primarily due to the impact of a $28.3 million charge in the prior year period as a result of subleasing space in our corporate headquarters, offset in part by the write-off of a $4.1 million real estate escrow deposit related to our streamlining initiatives.

Amortization of intangible assets remained flat at $5.8 million.

Other expenses increased 23% to $45.9 million, primarily as a result of a $3.0 million increase in travel and entertainment, a $2.7 million increase in charges related to trading errors, and a $2.0 million increase in professional fees.

Non-Operating Income (Expense)
Interest income remained flat at $2.2 million as the impact of an increase in average interest rates earned on investment balances was offset in part by the impact of lower average investment balances.

Interest expense decreased 23% to $22.4 million, primarily as a result of the repayment of the $550 million outstanding term loan balance in January 2010 and a reduction in amortization of debt issuance costs, which reduced interest expense by $3.9 million and $2.7 million, respectively.

Other income (expense) increased $2.8 million to a gain of $18.8 million, primarily as a result of a $3.4 million increase in unrealized market gains on investments in proprietary fund products and a $1.7 million increase in unrealized market gains on assets invested for deferred compensation plans, both of which were partially offset by corresponding compensation increases.  These increases were offset in part by $1.7 million in net losses on certain corporate investments.

Other non-operating income (expense) of consolidated investment vehicles (“CIVs”) decreased $12.5 million, to a loss of $8.5 million, primarily due to losses this quarter associated with an increase in fair value of the debt related to a CIV.

Income Tax Expense
The provision for income taxes was $33.8 million compared to $26.0 million in the prior year quarter. The effective tax rate was 38.8% for the quarter ended December 31, 2010, compared to 36.0% in the prior year quarter.  The effective tax rate, excluding the impact of CIVs, was approximately 35.4% and 36.6% for the three months ended December 31, 2010 and 2009, respectively.

Net Income Attributable to Legg Mason, Inc.
Net Income Attributable to Legg Mason, Inc., hereafter referred to as “Net Income”, for the three months ended December 31, 2010 totaled $61.6 million, or $0.41 per diluted share, compared to $44.9 million, or $0.28 per diluted share, in the prior year period.  The increase in Net Income was primarily due to the impact of the charge in the prior year period related to the subleasing of space in our corporate headquarters and the net impact of increased operating revenues, as previously discussed, offset in part by transition-related compensation expense recorded in the current year period. Adjusted Income (see Supplemental Non-GAAP Financial Information) increased to $110.3 million, or $0.73 per diluted share, for the quarter ended December 31, 2010, from $93.2 million, or $0.57 per diluted share in the prior year quarter, primarily due to the increase in Net Income, as previously discussed. Operating margin increased to 13.4% from 11.5% in the prior year period. Operating Margin, as Adjusted (see Supplemental Non-GAAP

Financial Information), for the quarters ended December 31, 2010 and 2009 was 24.3% and 18.0%, respectively.

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009

Assets Under Management
The components of the changes in our assets under management (“AUM”) (in billions) for the nine months ended December 31 were as follows:
	2010	2009
Beginning of period	$684.5	$632.4
Investment funds, excluding liquidity funds
Subscriptions	36.3	28.2
Redemptions	(32.1)	(30.6)
Separate account flows, net	(42.3)	(65.0)
Liquidity fund flows, net	(14.4)	(3.7)
Net client cash flows	(52.5)	(71.1)
Market performance and other (1)	39.8	120.3
End of period	$671.8	$681.6

(1)	Includes impact of foreign exchange.

AUM by Asset Class

Average AUM by asset class (in billions) for the nine months ended December 31 was as follows:

		% of		% of	%
	2010	Total	2009	Total	Change
Equity	$169.6	25.4%	$152.3	22.6%	11.4%
Fixed Income	363.8	54.5	372.2	55.2	(2.3)
Liquidity	134.4	20.1	149.3	22.2	(10.0)
Total	$667.8	100.0%	$673.8	100.0%	(0.9)%

The component changes in our AUM by asset class (in billions) for the nine months ended December 31, 2010 were as follows:

	Equity	Fixed Income	Liquidity	Total
March 31, 2010	$173.8	$364.3	$146.4	$684.5
Investment funds, excluding liquidity funds
Subscriptions	16.5	19.8	—	36.3
Redemptions	(18.3)	(13.8)	—	(32.1)
Separate account flows, net	(5.2)	(36.3)	(0.8)	(42.3)
Liquidity fund flows, net	—	—	(14.4)	(14.4)
Net client cash flows	(7.0)	(30.3)	(15.2)	(52.5)
Market performance and other	17.4	21.8	0.6	39.8
December 31, 2010	$184.2	$355.8	$131.8	$671.8

AUM by Division

The component changes in our AUM by division (in billions) for the nine months ended December 31, 2010 were as follows:

	Americas	International	Total
March 31, 2010	$475.8	$208.7	$684.5
Investment funds, excluding liquidity funds
Subscriptions	20.1	16.2	36.3
Redemptions	(23.8)	(8.3)	(32.1)
Separate account flows, net	(26.6)	(15.7)	(42.3)
Liquidity fund flows, net	(5.0)	(9.4)	(14.4)
Net client cash flows	(35.3)	(17.2)	(52.5)
Market performance and other	32.1	7.7	39.8
December 31, 2010	$472.6	$199.2	$671.8

In the last nine months, AUM decreased by $12.7 billion or 1.9% from $684.5 billion at March 31, 2010. The decrease in AUM was attributable to net client outflows of $53 billion, partially offset by market appreciation of $40 billion, of which approximately 24% resulted from the impact of foreign currency exchange fluctuation. The majority of outflows were in fixed income with $30 billion, or 58% of the outflows, followed by net liquidity outflows of $15 billion, and equity outflows of $7 billion. The majority of fixed income outflows were in products managed by Western Asset. Equity outflows were primarily experienced by products managed at ClearBridge and LMCM.

Revenue by Division

Operating revenues by division (in millions) for the nine months ended December 31 were as follows:

		% of		% of	%
	2010	Total	2009	Total	Change
Americas	$1,427.7	68.9%	$1,394.9	71.0%	2.4%
International	643.2	31.1	568.6	29.0	13.1
Total	$2,070.9	100.0%	$1,963.5	100.0%	5.5%

The increase in operating revenues in the Americas division was primarily due to increased mutual fund advisory fees on assets managed by Royce.  The increase in operating revenues in the International division was primarily due to increased mutual fund advisory fees on assets managed by the international operations of Western Asset and increased performance fees on assets managed by the international operations of Western Asset.

Results of Operations

Operating Revenues
Total operating revenues in the nine months ended December 31, 2010 were $2.1 billion, an increase of 5% from $2.0 billion in the prior year, despite average AUM remaining relatively flat, reflecting increased revenue yields due to a more favorable asset mix and higher performance fees.  These increases were offset in part by an increase in fee waivers on certain liquidity funds in order to maintain certain yields to investors.

Investment advisory fees from separate accounts increased $4.6 million, or 1%, to $611.4 million. Of this increase, $16.2 million was the result of higher average equity assets at Batterymarch, Royce, Legg Mason Investment Counsel & Trust Company, and ClearBridge, $3.7 million was the result of higher average fixed income assets at Brandywine, and $2.2 million was the result of subordinate fees received during the current year period from certain CLOs managed by Western Asset.   These increases were offset in part by a decrease of $19.2 million as a result of lower average fixed income assets managed by Western Asset.

Investment advisory fees from funds increased $68.4 million, or 7%, to $1.1 billion.  Of this increase, approximately $74.7 million was the result of higher average equity assets managed at Royce, Permal, and ClearBridge, and approximately $68.2 million was the result of higher average fixed income assets managed at Western Asset.  These increases were offset in part by a $41.6 million decrease as a result of fee waivers on liquidity funds managed by Western Asset, primarily to maintain certain yields to investors, and a $37.5 million decrease due to lower average liquidity assets managed at Western Asset.

Performance fees increased $30.1 million, or 64%, to $76.9 million, primarily as a result of higher performance fees earned on assets managed at Western Asset, Permal and Brandywine.

Distribution and service fees increased $4.9 million, or 2%, to $284.2 million, primarily as a result of an increase in average mutual fund AUM subject to distribution and servicing fees offset in part by the impact of increased fee waivers related to liquidity funds managed by Western Asset.

Operating Expenses
Total compensation and benefits increased $29.8 million to $873.9 million. Compensation and benefits, excluding transition-related compensation of $32.4 million, which represents severance and retention incentive costs, remained relatively flat at $841.4 million.  Deferred compensation and revenue share-based incentive obligations decreased $42.1 million due to the impact of reduced market gains on assets invested for deferred compensation plans and seed capital investments, which are recorded in Other non-operating income (expense). The impact of reduced headcount and severance also reduced compensation and benefits by $13.0 million.  These decreases were substantially offset by a $52.7 million increase in revenue share-based incentive compensation, primarily resulting from increased revenues.

Compensation as a percentage of operating revenues decreased to 42.2% from 43.0% in the prior year period primarily as a result of compensation decreases related to reduced market gains on assets invested for deferred compensation plans and seed capital investments and the impact of lower corporate compensation on increased revenues.  These decreases were offset in part by the impact of transition-related compensation and increased revenues at revenue share-based affiliates which retain a higher percentage of revenues as compensation.

Distribution and servicing expenses increased 3% to $537.9 million primarily as a result of $23.7 million in structuring fees related to closed-end fund launches in the current year period and an increase in average AUM in certain products for which we pay fees to third-party distributors, offset in part by the impact of liquidity fund fee waivers that reduce amounts paid to our distributors and $8.6 million of structuring fees related to closed-end fund launches in the prior year period.

Communications and technology expense decreased 2% to $118.7 million, due to a $4.4 million decrease in technology depreciation expense, which resulted from the full depreciation of certain assets prior to or during the current year, offset in part by a $3.6 million increase in technology consulting and outsourcing fees.

Occupancy expense decreased 21% to $104.4 million, primarily due to the impact of a $28.3 million charge in the prior year as a result of subleasing space in our corporate headquarters.

Amortization of intangible assets remained relatively flat at $17.3 million.

Other expenses increased 19% to $131.1 million, primarily as a result of an $8.8 million increase in travel and entertainment and advertising costs, a $3.9 million increase in expense reimbursements paid to certain mutual funds, and an increase in state franchise taxes of $3.5 million.

Non-Operating Income (Expense)
Interest income increased 7% to $6.2 million, due to a $1.9 million increase driven by higher average interest rates.  This increase was offset in part by a $0.8 million decrease due to lower average investment balances.

Interest expense decreased 31% to $69.6 million, primarily as a result of the exchange of our Equity Units in August 2009 and the repayment of the $550 million outstanding term loan balance in January 2010, which reduced interest expense by $14.8 million and $11.4 million, respectively.

As of March 31, 2010, all fund support arrangements had expired or were terminated in accordance with their terms. Fund support gains were $23.2 million in the prior year period.  These gains primarily represent the reversal of unrealized, non-cash losses recorded in fiscal 2009 on liquidity fund support arrangements for our offshore funds of $22.1 million.

Other income (expense) decreased $27.2 million to a gain of $44.7 million, primarily as a result of a $40.9 million reduction in unrealized market gains on assets invested for deferred compensation plans, which was substantially offset by corresponding compensation decreases discussed above, and a $6.3 million reduction in unrealized market gains on investments in proprietary fund products, which was partially offset by compensation decreases discussed above.  These decreases were offset in part by the impact of $22.0 million in charges related to the exchange of our Equity Units recognized in the prior year period.

Other non-operating income (expense) of CIVs decreased $19.3 million, to a loss of $6.4 million, primarily due to losses this quarter associated with an increase in fair value of the debt related to a CIV.

Income Tax Expense
The provision for income taxes was $87.6 million compared to $82.1 million in the prior year period. During the nine months ended December 31, 2010, the U.K. Finance Bill of 2010 was enacted, which reduces the corporate tax rate from 28% to 27% for periods beginning after April 1, 2011.  The impact of the tax rate change on certain existing deferred tax liabilities resulted in a tax benefit of $8.9 million.  The effective tax rate was 33.4%, compared to 36.0% in the prior year period.  The effective tax rate, excluding the impact of CIVs, was approximately 32.1% and 36.8% for the nine months ended December 31, 2010 and 2009, respectively.  This decrease was primarily driven by the impact of the tax benefit of the U.K. tax rate change, which reduced the effective tax rate by 3.4 percentage points.

Net Income Attributable to Legg Mason, Inc.
Net Income for the nine months ended December 31, 2010 totaled $184.9 million, or $1.20 per diluted share, compared to $140.8 million, or $0.92 per diluted share, in the prior year period.  The increase in Net Income was primarily due to the net impact of increased operating revenues, reduced interest expense, the impact of the charge in the prior year related to the subleasing of space in our corporate headquarters, the U.K tax rate change, and the costs associated with a closed-end fund launch in the prior year, as previously discussed.  These increases were offset in part by the impact of transition-related compensation and the costs associated with closed-end fund launches in the current year.  Adjusted Income (see Supplemental Non-GAAP Financial Information) for the nine months ended December 31, 2010 totaled $321.6 million, or $2.08 per diluted share, compared to $270.0 million, or $1.76 per diluted share, in the prior year period primarily due to the increase in Net Income, as previously discussed, excluding the impact of the U.K. tax rate change. Operating margin increased to 13.9% from 11.0% in the prior year period.  Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information), for the nine months ended December 31, 2010 and 2009 was 23.2% and 19.8%, respectively.

Quarter Ended December 31, 2010 Compared to Quarter Ended September 30, 2010

Results of Operations
Net Income for the quarter ended December 31, 2010 was $61.6 million, or $0.41 per diluted share, compared to $75.3 million, or $0.50 per diluted share, in the quarter ended September 30, 2010.

Operating revenues increased 7% from $674.8 million in the September 2010 quarter to $721.9 million in the December 2010 quarter, primarily due to a 2% increase in average AUM, increased advisory revenue yields resulting from a more favorable asset mix, and a $15.1 million increase in performance fees.  Operating expenses increased 6%, from $586.9 million in the September quarter to $624.9 million in the December quarter, which includes $10.2 million of costs related to the launch of a closed-end fund and a $4.1 million real estate write-off related to our streamlining initiatives.  Compensation and benefits expense increased $13.3 million, primarily as a result of a $12.8 million increase in revenue-share based compensation expense, mostly due to increased revenues, and a $7.8 million increase in transition-related compensation expense.  These increases were offset in part by a $13.6 million reduction in market gains on assets invested for deferred compensation plans and seed capital investments, which are offset by gains in Other non-operating income (expense).  Excluding the market gains described above, Other non-operating income (expense) decreased $13.8 million, primarily due to unrealized losses associated with an increase in fair value of the debt related to a consolidated investment vehicle, which has no impact on our Net Income.  The prior quarter also included a U.K. tax benefit of $8.9 million.  Adjusted Income (see Supplemental Non-GAAP Financial Information) was $110.3 million, or $0.73 per diluted share, for the December quarter, compared to $115.0 million, or $0.76 per diluted share, in the September quarter.  Operating margin increased to 13.4% in the December 2010 quarter from 13.0% in the September 2010 quarter.  Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information), for the quarters ended December 31, 2010 and September 30, 2010 was 24.3% and 24.1%, respectively.

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

The following tables present a reconciliation of our Consolidated Statements of Income presented on a GAAP basis to our Consolidated Statements of Income, Excluding Consolidated Investment Vehicles for the three and nine months ended December 31, 2010 and 2009:

	Three Months Ended December 31,
	2010			2009
	GAAP Basis	CIVs	Non-GAAP Basis - Excluding CIVs	GAAP Basis	CIVs	Non-GAAP Basis - Excluding CIVs
Total operating revenues	$721,928	$1,159	$723,087	$690,479	$856	$691,335
Total operating expenses	624,936	516	625,452	611,331	76	611,407
Operating Income	96,992	643	97,635	79,148	780	79,928
Other non-operating income (expense)	(9,836)	7,659	(2,177)	(6,909)	(2,021)	(8,930)
Income (Loss) before Income Tax Provision	87,156	8,302	95,458	72,239	(1,241)	70,998
Income tax provision	33,792	—	33,792	26,006	—	26,006
Net Income (Loss)	53,364	8,302	61,666	46,233	(1,241)	44,992
Less: Net income (loss) attributable to noncontrolling interests	(8,256)	8,302	46	1,311	(1,241)	70
Net Income Attributable to Legg Mason, Inc.	$61,620	$—	$61,620	$44,922	$—	$44,922

	Nine Months Ended December 31,
	2010			2009
	GAAP Basis	CIVs	Non-GAAP Basis - Excluding CIVs	GAAP Basis	CIVs	Non-GAAP Basis - Excluding CIVs
Total operating revenues	$2,070,887	$2,897	$2,073,784	$1,963,459	$2,251	$1,965,710
Total operating expenses	1,783,219	(450)	1,782,769	1,748,112	910	1,749,022
Operating Income	287,668	3,347	291,015	215,347	1,341	216,688
Other non-operating income (expense)	(25,097)	6,695	(18,402)	12,589	(6,317)	6,272
Income (Loss) before Income Tax Provision	262,571	10,042	272,613	227,936	(4,976)	222,960
Income tax provision	87,576	—	87,576	82,057	—	82,057
Net Income (Loss)	174,995	10,042	185,037	145,879	(4,976)	140,903
Less: Net income (loss) attributable to noncontrolling interests	(9,891)	10,042	151	5,129	(4,976)	153
Net Income Attributable to Legg Mason, Inc.	$184,886	$—	$184,886	$140,750	$—	$140,750

Adjusted Income
As supplemental information, we are providing a performance measure that is based on a methodology other than generally accepted accounting principles (“non-GAAP”) for “Adjusted Income” that management uses as a benchmark in evaluating and comparing the period-to-period operating performance of Legg Mason, Inc. and its subsidiaries.

Adjusted Income was formerly reported as “Cash Income, as Adjusted.” We define “Adjusted Income” as Net Income (Loss) Attributable to Legg Mason, Inc. plus amortization and deferred taxes related to intangible assets and goodwill, and imputed interest and tax benefits on contingent convertible debt less deferred income taxes on goodwill and indefinite-life intangible asset impairment, if any. We also adjust for non-core items that are not reflective of our economic performance, such as impairment charges and the impact of tax rate adjustments on certain deferred tax liabilities related to indefinite-life intangible assets and goodwill, and net money market fund support losses (gains).

We believe that Adjusted Income provides a useful representation of our operating performance adjusted for non-cash acquisition related items and other items that facilitate comparison of our results to the results of other asset management firms that have not issued contingent convertible debt, made significant acquisitions, or engaged in money market fund support transactions. We also believe that Adjusted Income is an important metric in estimating the value of an asset management business.

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

A reconciliation of Net Income Attributable to Legg Mason, Inc. to Adjusted Income (in thousands except per share amounts) is as follows:

	Three Months Ended
	December 31,	September 30,	December 31,
	2010	2010	2009
Net Income Attributable to Legg Mason, Inc.	$61,620	$75,335	$44,922
Plus (less):
Amortization of intangible assets	5,776	5,749	5,746
Deferred income taxes on intangible assets:
Tax amortization benefit	33,692	33,681	33,855
U.K. tax rate adjustment	—	(8,878)	—
Imputed interest on convertible debt	9,194	9,146	8,632
Adjusted Income	$110,282	$115,033	$93,155
Net Income per diluted share attributable to Legg Mason, Inc. common shareholders	$0.41	$0.50	$0.28
Plus (less):
Amortization of intangible assets	0.04	0.04	0.03
Deferred income taxes on intangible assets:
Tax amortization benefit	0.22	0.22	0.21
U.K. tax rate adjustment	—	(0.06)	—
Imputed interest on convertible debt	0.06	0.06	0.05
Adjusted income per diluted share	$0.73	$0.76	$0.57

	Nine Months Ended
	December 31, 2010	December 31, 2009
Net Income Attributable to Legg Mason, Inc.	$184,886	$140,750
Plus (less):
Amortization of intangible assets	17,253	17,038
Deferred income taxes on intangible assets:
Tax amortization benefit	101,060	103,175
U.K. tax rate adjustment	(8,878)	—
Imputed interest on convertible debt	27,249	25,583
Net money market fund support gains(1)	—	(16,565)
Adjusted Income	$321,570	$269,981
Net Income per diluted share attributable to Legg Mason, Inc. common shareholders	$1.20	$0.92
Plus (less):
Amortization of intangible assets	0.11	0.11
Deferred income taxes on intangible assets:
Tax amortization benefit	0.65	0.67
U.K. tax rate adjustment	(0.06)	—
Imputed interest on convertible debt	0.18	0.17
Net money market fund support gains(1)	—	(0.11)
Adjusted income per diluted share	$2.08	$1.76
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

	Three Months Ended
	December 31,	September 30,	December 31,
	2010	2010	2009
Operating Revenues, GAAP basis	$721,928	$674,794	$690,479
Plus (less):
Operating revenues eliminated upon consolidation of investment vehicles	1,159	959	856
Distribution and servicing expense excluding consolidated investment vehicles	(187,411)	(165,845)	(177,645)
Operating Revenues, as Adjusted	$535,676	$509,908	$513,690

Operating Income	$96,992	$87,899	$79,148
Plus (less):
Gains (losses) on deferred compensation and seed investments	8,566	22,122	12,615
Transition-related costs	23,998	11,587	—
Operating income and expenses of consolidated investment vehicles	643	1,461	780
Operating Income, as Adjusted	$130,199	$123,069	$92,543

Operating margin, GAAP basis	13.4%	13.0%	11.5%
Operating margin, as adjusted	24.3	24.1	18.0

	Nine Months Ended
	December 31,	December 31,
	2010	2009
Operating Revenues, GAAP basis	$2,070,887	$1,963,459
Plus (less):
Operating revenues eliminated upon consolidation of investment vehicles	2,897	2,251
Distribution and servicing expense excluding consolidated investment vehicles	(537,945)	(524,467)
Operating Revenues, as adjusted	$1,535,839	$1,441,243

Operating Income	$287,668	$215,347
Plus (less):
Gains (losses) on deferred compensation and seed investments	26,066	68,134
Transition-related costs	38,741	—
Operating income and expenses of consolidated investment vehicles	3,347	1,341
Operating Income, as Adjusted	$355,822	$284,822

Operating margin, GAAP basis	13.9%	11.0%
Operating margin, as adjusted	23.2	19.8

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

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, investment advisory and related fee receivables and investment securities.  Our assets have been principally funded by equity capital, long-term debt and the results of our operations. At December 31, 2010, excluding CIVs, our cash and cash equivalents, total assets, long-term debt and stockholders’ equity were $1.3 billion, $8.2 billion, $1.2 billion and $5.7 billion, respectively.  Total assets and total liabilities of the CIVs at December 31, 2010 were $408 million and $317 million, respectively.

The following table summarizes our Consolidated Statements of Cash Flows for the nine months ended December 31 (in millions):
	2010	2009
Cash flows from operating activities	$194.8	$751.7
Cash flows used for investing activities	(15.8)	(225.2)
Cash flows used for financing activities	(392.7)	(185.1)
Effect of exchange rate changes	9.3	19.6
Net change in cash and cash equivalents	(204.4)	361.0
Cash and cash equivalents, beginning of period	1,465.9	1,056.7
Cash and cash equivalents, end of period	$1,261.5	$1,417.7

Cash flows from operating activities were $194.8 million during the nine months ended December 31, 2010, primarily attributable to our current year net income. The prior year period included $580 million in income tax refunds received.

Cash outflows for investing activities during the nine months ended December 31, 2010 were $15.8 million, primarily attributable to payments made for fixed assets.  The prior year period included cash payments of $180 million made in connection with the acquisition of Permal.

Cash outflows for financing activities during the nine months ended December 31, 2010 were $392.7 million primarily due to the repurchase of our common shares, as further discussed below.

We expect that over the next 12 months our operating activities will be adequate to support our operating cash needs.  In addition to our ordinary operating cash needs, as discussed above, we anticipate other cash needs during the next 12 months. In connection with the announced plan to streamline our business model, we expect to incur transition-related costs in the range of $115 million to $135 million through March 2012.  A portion of the transition-related costs, approximately 14%, will be paid in shares of restricted stock or the acceleration of other equity awards.  We expect that approximately 40% of these costs will be accrued by the end of fiscal 2011 and the remainder in fiscal 2012. A significant portion of the accrued costs will be paid in fiscal 2012.  We project that the initiative will result in annual cost savings of approximately $130 to $150 million, excluding costs incurred to achieve these savings, and expect to achieve the savings on a run rate basis by the fourth quarter of fiscal 2012. See Note 13 of Notes to Consolidated Financial Statements for information regarding transition-related costs recorded in the three and nine months ended December 31, 2010.

We currently intend to utilize our other available resources for any number of potential activities, including seed capital investments in new products, repurchase of shares of our common stock, as further discussed below, repayment of outstanding debt, payment of increased dividends, or acquisitions.

As described above, we currently project that our available cash and cash flows from operating activities will be sufficient to fund our liquidity needs. We also currently have approximately $750 million of cash in excess of our working capital requirements, a portion of which we intend to utilize to repurchase common stock. Accordingly, we do not currently expect to raise additional debt or equity financing over the next 12 months, although existing facilities may be refinanced. However, there can be no assurances of these expectations as our projections could prove to be incorrect, currently unexpected events may occur that require additional liquidity, such as an acquisition opportunity, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If this were to occur, we would likely seek to manage our available resources by taking actions such as additional cost-cutting, reducing our expected expenditures on investments, selling assets (such as investment securities), repatriating earnings from foreign subsidiaries, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, we may seek to raise additional equity or debt.

The agreements entered into as part of our January 2008 issuance of $1.25 billion in 2.5% convertible senior notes prevent us from incurring additional debt, with a few exceptions, if our debt to EBITDA ratio (as defined in the documents) exceeds 2.5.  In order to complete the May 2008 issuance of the Equity Units, we received a waiver under which we are prevented from issuing more than $250 million in additional debt at any time when our debt to EBITDA ratio exceeds 2.5.  Upon expiration of this waiver on June 30, 2011, we will be unable to incur any additional debt if our debt to EBITDA ratio exceeds 2.5.  As of December 31, 2010, our debt to EBITDA ratio was 2.6.

Our outstanding debt is currently impacted by the ratings of two rating agencies. In the event of a downgrade by either rating agency, the interest rate on our revolving line of credit may increase.

On May 10, 2010, we announced that our Board of Directors had replaced its existing stock repurchase authorization with a new authorization to purchase up to $1 billion of our common stock. During the nine months ended December 31, 2010, we purchased and retired 12.6 million shares of our outstanding common stock for $376 million through accelerated share repurchase transactions and open market purchases.  We intend to use a portion of our available cash to purchase up to an additional $40 million of our common stock by the end of fiscal 2011 and to continue repurchasing our stock in fiscal 2012.

On January 24, 2011, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.06 per share payable on April 11, 2011.

Contractual Obligations and Contingent Payments
We have contractual obligations to make future payments in connection with our short and long-term debt, non-cancelable lease agreements and service agreements. The following table sets forth these contractual obligations (in millions) by fiscal year as of December 31, 2010, unless otherwise noted, and excludes contractual obligations of CIVs, as we are not responsible or liable for these obligations:

	Remaining 2011	2012	2013	2014	2015	Thereafter	Total
Contractual Obligations
Short-term borrowings(1)	$250.0	$—	$—	$—	$—	$—	$250.0
Long-term borrowings by contract maturity(2)	0.2	2.3	0.8	0.9	1,250.9	109.0	1,364.1
Interest on short-term and long-term borrowings(2)(3)	19.4	39.0	38.9	38.9	38.8	45.4	220.4
Minimum rental and service commitments	37.3	137.1	119.5	95.9	86.3	600.1	1,076.2
Total Contractual Obligations(4)(5)(6)(7)	$306.9	$178.4	$159.2	$135.7	$1,376.0	$754.5	$2,910.7

(1)
Represents borrowing under our revolving line of credit which does not expire until February 2013.  However, we may elect to repay this debt sooner if management elects to utilize a portion of our available cash for this purpose.

(2)	Excludes long-term borrowings of the consolidated CLO of $267.9 million and interest on these long-term borrowings, as applicable.
(3)	Interest on floating rate short-term debt is based on rates at December 31, 2010.
(4)
In connection with our restructuring plans, we no longer intend to exercise a put/purchase option on land and a building that was treated as a capital lease.  As of December 31, 2010, the remaining rental commitment for this facility is included in minimum rental and service commitments above.

(5)	Due to client attrition, we no longer expect to make a contingent payment of $2.2 million in connection with an acquisition.
(6)
The table above does not include approximately $26.0 million in capital commitments to investment partnerships in which Legg Mason is a limited partner. These obligations will be funded, as required, through the end of the commitment periods through fiscal 2018.

(7)
The table above does not include amounts for uncertain tax positions of $47.2 million (net of the federal benefit for state tax liabilities) because the timing of any related cash outflows cannot be reliably estimated.

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

In the normal course of our business, we sponsor and are the manager of various types of investment vehicles.  Certain of these investment vehicles are considered to be VIEs while others are considered to be voting rights entities (“VREs”) subject to traditional consolidation concepts based on ownership rights.  For our services, we are entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinate management fees or other incentive fees. Our exposure to risk in these entities is generally limited to any equity investment we have made or are required to make and any earned but uncollected management fees. Uncollected management fees from these VIEs were not material at December 31, 2010. We have not issued any investment performance guarantees to these VIEs, VREs or their investors.  Investment vehicles that are considered VREs are consolidated if we have a controlling financial interest in the investment vehicle.

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

See Note 3 of Notes to Consolidated Financial Statements for additional discussion of CIVs and other VIEs.

Intangible Assets and Goodwill

Balances as of December 31, 2010 are as follows:

	Americas	International	Total
Amortizable asset management contracts	$53,144	$5,898	$59,042
Indefinite-life intangible assets	2,601,551	1,151,912	3,753,463
Trade names	7,700	62,100	69,800
Goodwill	907,079	407,210	1,314,289
	$3,569,474	$1,627,120	$5,196,594

We completed our annual impairment tests of goodwill and indefinite-life intangible assets during the quarter ended December 31, 2010 as required under applicable accounting standards, and determined that there was no impairment in the value of these assets as of December 31, 2010.

Indefinite-Life Intangible Assets

The domestic mutual fund contracts acquired in the Citigroup Asset Management (“CAM”) acquisition of $2,502 million and the Permal funds-of-hedge funds contracts of $947 million account for approximately 65% and 25%, respectively, of our indefinite-life intangible assets. Cash flows from the domestic mutual fund contracts are assumed to have a five-year average annual growth rate of approximately 8%, with a long-term annual rate of approximately 8% thereafter. Cash flows on the Permal contracts are assumed to have a five-year average annual growth rate of approximately 9%, with a long-term annual rate of approximately 9% thereafter.  The projected cash flows from the domestic mutual fund and Permal funds are discounted at 13.2% and 14.5%, respectively.  Actual cash flows in any one period may vary from the projected cash flows without resulting in an impairment charge because a variance in any one period must be considered in conjunction with other assumptions that impact projected cash flows.  Assuming all other factors remain the same, actual results and changes in assumptions for the domestic mutual fund and Permal fund-of-hedge funds contracts would have to cause our cash flow projections over the long-term to deviate more than 20% and 25%, respectively, from previous projections or the discount rate would have to be raised to 15.0% and 17.0%, respectively, for the asset to be deemed impaired.  The approximate fair values of these assets exceed their carrying values by $628 million and $321 million, respectively.

Trade names account for 2% of indefinite-life intangible assets and are primarily related to Permal.  We tested these intangible assets using assumptions similar to those described above for indefinite-life contracts and the resulting fair values significantly exceed the related carrying amounts.

Goodwill

Goodwill in the Americas reporting unit principally originated from the acquisitions of CAM and Royce.  The value of this reporting unit is based on projected net cash flows of assets managed in our U.S. mutual funds, closed-end funds and other proprietary funds, in addition to separate account assets of our U.S. managers. Goodwill in the International reporting unit principally originated from the acquisitions of Permal and the international CAM businesses.  For our December 31, 2010 annual impairment test, the projected cash flows are discounted at 13.2% and 14.0%, respectively, for the Americas and International divisions, to determine the present value of cash flows.  As of December 31, 2010, the implied fair values significantly exceed the carrying values for both the Americas and International divisions.  Projected cash flows, on an aggregate basis across all asset classes in the Americas division, are assumed to have a five-year average annual growth rate of approximately 10%, with a long-term annual growth rate of approximately 8%.  Projected cash flows, on an aggregate basis across all asset classes in the International division are assumed to have a five-year average annual growth rate of approximately 8%, with a long-term annual growth rate of approximately 9%. Cash flow growth for the Americas and International divisions over the next five years is based on separate factors for equity, fixed income, and liquidity products.  Equity product growth projections are based on long-term growth experience and current market conditions.  Fixed income product growth projections are based on the past experience of our primary fixed income manager and current market influences relevant to their business.  Long-term growth is based on our historical experience, available historic market statistics, and estimates of future expectations.  We believe our growth assumptions are reasonable given our consideration of multiple inputs, including internal and external sources described above.  However, our assumptions are subject to change based on fluctuations in our actual results and market conditions.  Assuming all other factors remain the same, actual results and changes in assumptions for the Americas and International reporting units would have to cause our cash flow projections over the long-term to deviate approximately 47% and 50%, respectively, from previous projections or the discount rate would have to increase approximately six and seven percentage points, respectively, for goodwill to be considered for impairment.

As of December 31, 2010, considering relevant prices of our common shares, our market capitalization, along with a reasonable control premium, exceeds the aggregate carrying values of our reporting units.

Recent Accounting Developments

See discussion of Other Recent Accounting Developments in Note 2 of Notes to Consolidated Financial Statements.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended December 31, 2010, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Item 4.    Controls and Procedures

As of December 31, 2010, Legg Mason’s management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason’s disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason’s management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason’s disclosure controls and procedures were effective on a reasonable assurances basis.  There have been no changes in Legg Mason’s internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, Legg Mason’s internal control over financial reporting.

PART II.                      OTHER INFORMATION

Item 1A.  Risk Factors

The following is an update to the risk factors set forth in our Report on Form 10-K for the fiscal year ended March 31, 2010.  The risk factors below have been updated to include activity for the nine months ended December 31, 2010.

Regulatory Matters May Negatively Affect our Business and Results of Operations

Our business is subject to regulation by various regulatory authorities that are charged with protecting the interests of our clients. If we are found to have violated such laws or regulations, we could be subject to civil liability, criminal liability, or sanction, including revocation of our subsidiaries’ registrations as investment advisers, revocation of the licenses of our employees, censures, fines, or temporary suspension or permanent bar from conducting business. Depending on the nature of the matters, any such liability or sanction could have a material adverse effect on our financial condition, results of operations, reputation, and business prospects. In addition, the regulatory environment in which we operate frequently changes, has seen significant increased regulation in recent years, and, as a result of recent financial services legislation, will continue to see significant changes in the future. In particular, we have incurred significant additional costs as a result of regulatory changes affecting U.S. mutual funds and we expect to incur more of such costs as regulations continue to change. We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations. For example, as discussed below the U.S. federal government has recently adopted significant changes to the regulatory structure of the financial services industry. We also note that recent recommendations for regulatory reform in the liquidity asset management business have included the imposition of banking regulations on investment advisors, the creation of net capital requirements for investment advisors and changes in the rules governing money market mutual fund net asset value calculations. Any of these revisions could adversely affect our liquidity asset management business and our results of operations. Our business and results of operations can also be adversely affected by federal, state and foreign regulatory issues and proceedings.

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

Potential Impairment of Goodwill and Intangible Assets Could Increase our Expenses and Reduce our Assets
Determining goodwill and intangible assets, and evaluating them for impairment, requires significant management estimates and judgment, including estimating value and assessing life in connection with the allocation of purchase price in the acquisition creating them. Our goodwill and intangible assets may become impaired as a result of any number of factors, including losses of investment management contracts or declines in the value of managed assets. Any impairment of goodwill or intangibles could have a material adverse effect on our results of operations. For example, during the year ended March 31, 2009, we incurred aggregate impairment charges of $1.3 billion ($863 million, net of taxes) relating to goodwill and intangible assets including acquired asset management contracts and trade names. Our $59 million in amortizable intangible assets represent asset management contracts purchased in several transactions. These assets could become impaired if we experience client attrition at a rate faster than projected or fees charged under the contracts are reduced. The domestic mutual fund contracts acquired in the 2005 acquisition of the Citigroup Asset Management business of $2,502 million and the Permal funds-of-hedge funds contracts of $947 million account for approximately 65% and 25%, respectively, of our indefinite-life intangible assets, while the goodwill in our Americas and International divisions aggregates $1.3 billion.

Changes in the assumptions underlying projected cash flows from the assets or reporting units, resulting from market conditions, reduced assets under management or other factors, could result in an impairment of any of these assets. Assuming all other factors remain the same, actual results and changes in assumptions for the domestic mutual fund and Permal fund-of-hedge funds contracts would have to cause our cash flow projections over the long-term to deviate more than 20% and 25%, respectively, from previous projections or the discount rate would have to increase by approximately two and 2.5 percentage points, respectively, for the asset to be deemed impaired. Similarly, assuming all other factors remain the same, actual results and changes in assumptions for the Americas and International divisions would have to cause our cash flow projections over the long-term to deviate approximately 47% and 50%, respectively, from previous projections or the discount rate would have to increase by approximately six and seven percentage points, respectively, for goodwill to be deemed impaired. There can be no assurances that continued market turmoil or asset outflows, or other factors, will not produce an impairment. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Intangible Assets and Goodwill.”

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets out information regarding our purchases of Legg Mason common stock in each month during the quarter ended December 31, 2010:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value that may yet be purchased under the plans or programs (1)
October 1, 2010 through October 31, 2010	98,915	$30.33	98,915	$660,933,354
November 1, 2010 through November 30, 2010	447,026	$33.55	447,026	645,933,825
December 1, 2010 through December 31, 2010	629,110	$34.97	629,110	623,934,899
Total	1,175,051	$34.04	1,175,051	$623,934,899

(1)
On May 10, 2010, we announced that our Board of Directors replaced a prior stock purchase authorization with a new authorization to purchase up to $1 billion worth of our common stock.  There is no expiration date attached to this authorization.  We intend to use a portion of our available cash to purchase up to an additional $40 million of our common stock under this authorization by the end of fiscal 2011, subject to market conditions and our cash needs.

Item 6. Exhibits

3.1	Articles of Incorporation of Legg Mason (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

3.2	By-laws of Legg Mason as amended and restated January 22, 2010 (incorporated by reference to Legg Mason, Inc.’s Current Report on Form 8-K for the event on January 22, 2010)

10.1	Offer Letter dated December 13, 2010 (incorporated by reference to Legg Mason, Inc.’s Current Report on Form 8-K for the event on December 13, 2010)*

10.2	Severance and Release of Claims Letter dated December 17, 2010 (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on December 17, 2010)*

12	Computation of consolidated ratios of earnings to fixed charges

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended December 31, 2010, filed on February 8, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail.

* These exhibits are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGG MASON, INC.
(Registrant)

DATE: February 8, 2011	/s/ Mark R. Fetting
Mark R. Fetting
Chairman, President and
Chief Executive Officer

DATE: February 8, 2011	/s/ Peter H. Nachtwey
Peter H. Nachtwey
Chief Financial Officer and Senior Executive Vice President

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Legg Mason (incorporated by reference to Legg Mason’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

3.2	By-laws of Legg Mason as amended and restated January 22, 2010 (incorporated by reference to Legg Mason, Inc.’s Current Report on Form 8-K for the event on January 22, 2010)

10.1	Offer Letter dated December 13, 2010 (incorporated by reference to Legg Mason, Inc.’s Current Report on Form 8-K for the event on December 13, 2010)*

10.2	Severance and Release of Claims Letter dated December 17, 2010 (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on December 17, 2010)*

12	Computation of consolidated ratios of earnings to fixed charges

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended December 31, 2010, filed on February 8, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail.

* These exhibits are management contracts or compensatory plans or arrangements.