Form 10-K
period 2011-03-31
LEGG MASON INC
filed 2011-05-27
CIK 704051

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

         As of September 30, 2010 the aggregate market value of the registrant's voting stock, consisting of the registrant's common stock, held by non-affiliates was $4,250,549,977.

         As of May 20th, 2011, the number of shares outstanding of the registrant's common stock was 148,776,428.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on July 26, 2011 are incorporated by reference into Part III of this Report.

PART I

ITEM 1.    BUSINESS.

General

        Legg Mason is a global asset management company. Acting through our subsidiaries, we provide investment management and related services to institutional and individual clients, company-sponsored mutual funds and other pooled investment vehicles. We offer these products and services directly and through various financial intermediaries. We operate our business as two divisions: Americas and International. Within each division, we provide services through a number of asset managers, each of which generally markets its products and services under its own brand name and, in many cases, distributes retail products and services through a centralized retail distribution network.

        Legg Mason, Inc. was incorporated in Maryland in 1981 to serve as a holding company for its various subsidiaries. The predecessor companies to Legg Mason trace back to Legg & Co., a Maryland-based broker-dealer formed in 1899. Our subsequent growth has occurred primarily through internal expansion and the acquisition of asset management and broker-dealer firms. In December 2005, Legg Mason completed a transaction in which it sold its primary broker-dealer businesses to concentrate on the asset management industry.

        Additional information about Legg Mason is available on our website at http://www.leggmason.com. We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and our proxy statements. Investors can find this information under the "Investor Relations" section of our website. These reports are available through our website as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission ("SEC"). In addition, the Legg Mason, Inc. Corporate Governance Principles, our Code of Conduct for all employees and directors and the charters for the committees of our Board of Directors are also available on our corporate website at http://www.leggmason.com under the "About Us — Corporate Governance" section. A copy of any of these materials may also be obtained, free of charge, by sending a written request to Corporate Secretary, Legg Mason, Inc., 100 International Drive, Baltimore, MD 21202. As required, and within the time frames required, by the SEC or the New York Stock Exchange ("NYSE"), we will post on our website any amendments to the Code of Conduct and any waiver of the Code of Conduct applicable to any executive officer, director, chief financial officer, principal accounting officer or controller. The information on our website is not incorporated by reference into this Report.

        Unless the context otherwise requires, all references in this Report to "we," "us," "our" and "Legg Mason" include Legg Mason, Inc. and its predecessors and subsidiaries, and the term "asset managers" refers to the asset management businesses operated by our subsidiaries. References to "fiscal year 2011" or other fiscal years refer to the 12-month period ended March 31st of the year specified.

Business Developments During the Fiscal Year Ended March 31, 2011

        During fiscal year 2011, in addition to the normal course operation of our business, we launched a business model streamlining initiative, reorganized and realigned our executive management team and improved our earnings. In May 2010, we launched the streamlining initiative that we expect will drive increased profitability and growth while transitioning certain shared services, such as information technology services, to our investment managers, who are closer to the actual client relationships, without any corresponding change to their revenue sharing or other compensation arrangements. The initiative involves headcount reductions in operations, technology and other administrative areas at the corporate level, which may be partially offset by headcount increases at the asset managers, and will ultimately enable us to eliminate a portion of the corporate office space that was dedicated to our operations and technology employees. The plan is projected to result in annual costs savings of approximately $130 million to $150 million, which we expect to achieve on a run rate basis by the fourth quarter of fiscal year 2012, which is when we expect the plan to be substantially complete.

        During fiscal year 2011, we reorganized and realigned our executive management team. During the fiscal year, two executive officers left the company, we hired Peter Nachtwey as Chief Financial Officer, and Thomas Lemke, our

General Counsel, joined the senior executive team. In December 2010, we announced a realignment of the responsibilities of our executive team to better align with our growth strategy and the changes in the team members. We expect that this management realignment will lead to the elimination of our two division structure during fiscal year 2012. However, as of March 31, 2011, we continued to operate our business through two divisions.

        During fiscal year 2011, we experienced a 24% growth in our net income as compared to fiscal year 2010. Our financial results were significantly helped by strong equity and fixed income markets during the year. Those strong markets contributed to $56.3 billion in market appreciation increases to our assets under management during the year. We also experienced $61 billion in outflows from our assets under management during the fiscal year, which is 25% lower than the outflows experienced in the prior fiscal year. During the fiscal year, our assets under management shifted in favor of higher yielding assets, with equity assets increasing to 28% of our total managed assets at March 31, 2011 from 25.4% at March 31, 2010. In addition, we continued to manage our balance sheet during the fiscal year, resulting in approximately $1 billion in available cash at the end of the fiscal year despite our repurchasing 14.6 million shares of our common stock during the fiscal year at a cost of $445 million.

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

        Our subsidiary asset managers primarily earn revenues by charging fees for managing the investment assets of clients. Fees are typically calculated as a percentage of the value of assets under management and vary with the type of account managed, the amount of assets in the account, the asset manager and the type of client. Accordingly, the fee income of each of our asset managers will typically increase or decrease as its average assets under management increases or decreases. We may also earn performance fees from certain accounts if the investment performance of the assets in the account meets or exceeds a specified benchmark during a measurement period. For the fiscal years ended March 31, 2011, 2010 and 2009, $96.7 million, $71.5 million and $17.4 million, respectively, of our $2.4 billion, $2.3 billion and $2.9 billion in total investment advisory revenues represented performance fee revenues. Increases in assets under management generally result from inflows of additional assets from new and existing clients and from appreciation in the value of client assets (including investment income earned on client assets). Conversely, decreases in assets under management generally result from client redemptions and withdrawals and from depreciation in the value of client assets. Our assets under management may also increase as a result of business acquisitions, or decrease as a result of dispositions.

        As of March 31 of each of the last three fiscal years, we had the following aggregate assets under management (in billions):

	Assets Under Management	Equity Assets	% of Total in Equity Assets	Fixed Income Assets	% of Total in Fixed Income Assets	Liquidity Assets	% of Total in Liquidity Assets
2011	$677.6	$189.6	28.0%	$356.6	52.6%	$131.4	19.4%
2010	684.5	173.8	25.4	364.3	53.2	146.4	21.4
2009	632.4	126.9	20.1	357.6	56.5	147.9	23.4

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

        We conduct our business primarily through 13 asset managers. Our asset managers are individual businesses, each of which generally focuses on a portion of the asset management industry in terms of the types of assets managed (primarily equity or fixed income), the types of products and services offered, the investment styles utilized, the distribution channels used, and the types and geographic locations of its clients. Each asset manager is housed in one or more different subsidiaries, all of the voting equity of which is directly or indirectly owned by Legg Mason. Each of our asset managers is generally operated as a separate business, in many cases with certain distribution functions being provided by the parent company and other affiliates, that typically markets its products and services under its own brand name. Consistent with this approach, we have in place revenue sharing agreements with certain of our asset managers, Bartlett & Co., Batterymarch Financial Management, Brandywine Global Asset Management, Legg Mason Capital Management, Permal Group, Private Capital Management, Royce & Associates, and Western Asset Management Company and/or certain of their key officers. Pursuant to these revenue sharing agreements, a specified percentage of the asset manager's revenues (or, in certain cases, revenues net of certain third party distribution expenses) is required to be distributed to us and the balance of the revenues (or net revenues) is retained to pay operating expenses, including salaries and bonuses, with specific compensation allocations being determined by the asset manager's management, subject to corporate management approval in certain cases, but excluding certain non-cash expenses such as amortization of acquired intangible assets and excluding income taxes. Although, without renegotiation, the revenue sharing agreements impede our ability to increase our profit margins from these businesses, we believe the agreements are important because they help us retain and attract talented employees and provide management of the businesses with incentives to (i) grow the asset managers' revenues, since management is able to participate in the revenue growth through the portion that is retained; and (ii) control operating expenses, which will increase the portion of the revenues retained that is available to fund growth initiatives and for incentive compensation.

        We operate our business, based on how we manage and distribute our products, as two divisions: Americas and International. Each division includes our fund families that are domiciled in the region and our separate account management and distribution operations that are located in the region. One of our asset managers, Western Asset Management Company, has significant business both within the United States and internationally, and thus its operations are divided between the divisions. Within a division, we allocate all separate account management operations of the asset managers that are located in the applicable region to that division, regardless of whether they serve clients located in other regions. For example, while many of our Americas managers provide separate account management services to clients located outside the United States, we include these operations in the Americas division.

        Our assets under management by division (in billions) as of March 31 of each of the three years indicated below were as follows:

	2011	2010	2009
Americas	$476.8	$475.8	$446.7
International	200.8	208.7	185.7

Total	$677.6	$684.5	$632.4

Americas includes all assets, other than international fund assets, managed by the asset managers in this division and all assets in our U.S.-domiciled funds. International includes all assets, other than U.S. fund assets, managed by the managers in this division and all assets in our international funds.

        For the fiscal years ended March 31, 2011, 2010 and 2009, our aggregate operating revenues were $2.8 billion, $2.6 billion and $3.4 billion, respectively. Our operating revenues by division (in millions) in each of those fiscal years were as follows:

	2011	2010	2009
Americas	$1,917.9	$1,864.2	$2,290.5
International	866.4	770.7	1,066.9

Total	$2,784.3	$2,634.9	$3,357.4

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

Americas Division

        Our Americas division includes the separate account management operations of our U.S.-based asset managers and our mutual, closed-end and other proprietary fund operations, and distribution operations that are located in the United States. The asset managers in this division provide a wide range of separate account investment management services to institutional clients, including pension and other retirement plans, corporations, insurance companies, endowments and foundations and governments, and to high net worth individuals and families. This division also sponsors and manages various groups of U.S. mutual funds, including the Legg Mason Funds, The Royce Funds and the Western Asset Funds, and provides investment advisory services to a number of retail separately managed account programs. For the fiscal years ended March 31, 2011, 2010 and 2009, our Americas division generated aggregate revenues of $1.9 billion, $1.9 billion and $2.3 billion, respectively.

        As of March 31, 2011 and 2010, our Americas division managed assets with a value of $476.8 billion and $475.8 billion, respectively. As of March 31, 2011, 61% of the assets managed by this division were fixed income and liquidity assets managed by Western Asset Management. Of the assets managed by this division at March 31, 2011, approximately 49% were in institutional separate accounts, approximately 42% were in funds and approximately 9% were in retail or high net worth separately managed accounts.

  Asset Managers in this Division

        Western Asset Management Company is a leading global fixed income asset manager for institutional clients. Western Asset operates globally; its U.S. operations are assigned to this division and its international operations are part of the International division. Headquartered in Pasadena, California, Western Asset's U.S. operations also include investment operations in New York City. Western Asset offers a broad range of products spanning the yield curve and encompassing the world's major bond markets, including a suite of limited duration and core products, emerging market and high yield portfolios, municipal portfolios and a variety of sector-oriented and global products. Among the services Western Asset provides are management of separate accounts and management of mutual funds, closed-end funds and other structured investment products. As of March 31, 2011, Western Asset's U.S. operations managed assets with a value of $289 billion.

        ClearBridge Advisors is an equity asset management firm based in New York, New York that also has an office in San Francisco, California. ClearBridge Advisors provides asset management services to 29 of the equity funds (including balanced funds and closed-end funds) in the Legg Mason Funds, to retail separately managed account programs and, primarily through separate accounts, to institutional clients. ClearBridge also sub-advises domestic mutual funds that are sponsored by third parties. ClearBridge offers a diverse array of investment styles and disciplines, designed to address a range of investment objectives. Significant ClearBridge investment styles include large-cap growth and core equity management. In managing assets, ClearBridge generally utilizes a bottom-up, primary research intensive, fundamental approach to security selection that seeks to identify companies with the potential to provide solid economic returns relative to their risk-adjusted valuations. As of March 31, 2011, ClearBridge managed assets with a value of $57 billion.

        Global Currents Investment Management, a manager of international and global equity portfolios, was combined with ClearBridge and currently operates as a division of ClearBridge. As of March 31, 2011, the Global Currents division, which is based in Wilmington, Delaware, managed assets with a value of $4 billion.

        Royce & Associates is investment advisor to all of The Royce Funds. In addition, Royce & Associates manages other pooled and separate accounts, primarily institutional. Headquartered in New York City, Royce & Associates generally invests in smaller company stocks, using a value approach. Royce & Associates' stock selection process generally seeks to identify companies with strong balance sheets and the ability to generate free cash flow. Royce & Associates pursues securities that are priced below its estimate of the company's current worth. As of March 31, 2011, Royce & Associates managed assets with a value of $43 billion.

        Brandywine Global Investment Management manages equity and fixed income, including global and international fixed income, portfolios for institutional and, through wrap accounts, high net worth individual clients. Brandywine, based in Philadelphia, Pennsylvania, pursues a value investing approach in its management of both equity and fixed income assets. As of March 31, 2011, Brandywine managed assets with a value of $31 billion.

        Batterymarch Financial Management manages U.S., international and emerging markets equity portfolios for institutional clients. Based in Boston, Massachusetts, Batterymarch primarily uses a quantitative approach to asset management. The firm's investment process for U.S. and international portfolios, other than emerging market portfolios, is designed to enhance the fundamental investment disciplines by using quantitative tools to process fundamental data. As of March 31, 2011, Batterymarch managed assets with a value of $22 billion.

        Legg Mason Capital Management is an equity asset management business based in Baltimore, Maryland that manages both institutional separate accounts and mutual funds. Legg Mason Capital Management manages eight Legg Mason Funds, and also sub-advises the mutual fund managed by the joint venture described below and investment products sponsored by our other subsidiaries. Applying the principles of value investing, Legg Mason Capital Management's investment process uses a variety of techniques to develop an estimate of the worth of a business over the long term. The objective is to identify companies where the intrinsic value of the business is significantly higher than the current market value. As of March 31, 2011, Legg Mason Capital Management managed assets with a value of $14 billion.

        We and one of our employees each own 50% of a consolidated joint venture subsidiary that serves as investment manager of one equity fund, Legg Mason Opportunity Trust, within the Legg Mason Funds family. We include all of the assets managed by this joint venture, $1.8 billion at March 31, 2011 in our assets under management.

        Legg Mason Investment Counsel & Trust Company, National Association is a national banking association with authority to exercise trust powers. Headquartered in Baltimore, Maryland, Legg Mason Investment Counsel & Trust Company provides services as a trustee for trusts established by our individual and employee benefit plan clients and manages fixed income and equity assets. Legg Mason Investment Counsel, LLC, a subsidiary of Legg Mason Investment Counsel & Trust, manages equity, fixed income and balanced portfolios for high net worth individual and institutional clients and several of our proprietary mutual funds. Legg Mason Investment Counsel is headquartered in Baltimore, Maryland and operates out of offices in New York City, Cincinnati, Philadelphia, and Bryn Mawr, Pennsylvania. As of March 31, 2011, Legg Mason Investment Counsel & Trust Company, including its subsidiaries, managed assets with a value of $10 billion.

        Legg Mason Investment Counsel & Trust Company had a second subsidiary asset manager, Barrett Associates, that had assets under management of $1.3 billion as of March 31, 2011, which was sold in April 2011.

        Bartlett & Co. manages balanced, equity and fixed income portfolios for high net worth individual and institutional clients and follows a value investment philosophy. Bartlett is based in Cincinnati, Ohio. Bartlett's research and stock selection criteria emphasize a variety of fundamental factors, and Bartlett seeks to invest in companies that generally possess some combination of the following characteristics: financial strength, potential for growth of earnings and dividends, attractive profitability characteristics, sustainable competitive advantage and shareholder-oriented management. As of March 31, 2011, Bartlett managed assets with a value of $3 billion.

        Private Capital Management manages equity assets for high net worth individuals and families, institutions, endowments and foundations in separate accounts and through limited partnerships. Based in Naples, Florida, Private Capital Management's value-focused investment philosophy leads to an effort to build an all-cap portfolio consisting primarily of securities of mid-cap companies that possess several basic elements, including significant free cash flow, a substantial resource base and a management team with the ability to correct problems. As of March 31, 2011, Private Capital Management managed assets with a value of $2 billion.

        In addition to these asset managers, three of our International managers, Esemplia Emerging Markets, Permal Group and Western Asset Management's international operations, also manage funds in the Legg Mason Funds family that are part of the Americas division.

  United States Mutual Funds and Retail Separately Managed Account Programs

        Our U.S. mutual funds business primarily consists of three groups of proprietary mutual and closed-end funds, the Legg Mason Funds, The Royce Funds and the Western Asset Funds. The Legg Mason Funds invest in a wide range of domestic and international equity and fixed income securities utilizing a number of different investment styles, and also include several money market funds. The Royce Funds invest primarily in smaller-cap company stocks using a value investment approach. The Western Asset Funds invest primarily in fixed income securities.

        The Legg Mason Funds consist of 122 mutual funds and 24 closed-end funds in the United States, almost all of which are managed by our subsidiary asset managers. The mutual and closed-end funds within the Legg Mason Funds include 70 equity funds (including balanced funds) that invest in a wide spectrum of equity securities utilizing numerous investment styles, including large-and mid-cap growth funds and international funds. The fixed income and liquidity mutual funds and closed-end funds within the Legg Mason Funds include 76 funds that offer a similarly wide variety of investment strategies and objectives, including income funds, investment grade funds and municipal securities funds. Many of our asset managers provide investment advisory services to the Legg Mason Funds. As of March 31, 2011 and 2010, the Legg Mason Funds included $142.7 billion and $148.9 billion in assets, respectively, in their mutual funds and closed-end funds, of which approximately 27% and 25%, respectively, were equity assets, approximately 18% and 16%, respectively, were fixed income assets and approximately 55% and 59%, respectively, were liquidity assets.

        The Royce Funds consist of 32 mutual funds and three closed-end funds, most of which invest primarily in smaller-cap company stocks using a value approach. The funds differ in their approaches to investing in smaller or micro-cap companies and the universe of securities from which they can select. As of March 31, 2011 and 2010, The Royce Funds included $41.7 billion and $32.2 billion in assets, respectively, substantially all of which were equity assets. The Royce Funds are distributed through non-affiliated fund supermarkets, our centralized funds distribution operations, non-affiliated wrap programs, and direct distribution. In addition, two of the portfolios in The Royce Funds are distributed only through insurance companies.

        Our mutual funds business also includes the Western Asset Funds, a proprietary family of 10 mutual funds that are marketed primarily to institutional investors and retirement plans through our institutional funds marketing group. Western Asset Management Company manages these funds using a team approach under the supervision of Western Asset's investment committee. The funds primarily invest in fixed income securities. As of March 31, 2011 and 2010, the Western Asset Funds included $14.1 billion and $15.2 billion in assets, respectively.

        We are one of the leading providers of asset management services to retail separately managed account programs, such as wrap programs. These programs typically allow securities brokers or other financial intermediaries to offer their clients the opportunity to choose from a number of asset management services pursuing different investment strategies provided by one or more asset managers, and generally charge an all-inclusive fee that covers asset management, trade execution, asset allocation and custodial and administrative services. We provide investment management services to a number of retail separately managed account programs sponsored by several financial institutions.

  Distribution

        Our funds distribution groups distribute and support our U.S. mutual funds, closed-end funds and retail separately managed account program business. In general, our fund distributors are housed in separate subsidiaries from our asset managers.

        Our Americas division includes our U.S. mutual fund support and distribution operations. These operations support and distribute the Legg Mason Funds, The Royce Funds and the Western Asset Funds, and include our mutual fund wholesalers and our institutional funds marketing group. Our mutual fund wholesalers distribute the Legg Mason Funds through a number of third-party distributors. Historically, many of the Legg Mason Funds were principally distributed through the retail brokerage business of Citigroup. While we have worked to diversify our distributors, the retail business created by the merger of Morgan Stanley's brokerage and Citigroup's Smith Barney brokerage remains the primary distributor of the Legg Mason Funds. Other than the previously announced transfer of liquidity assets, we are not able to predict the long-term effect of the merger of those two businesses on our ability to continue to successfully distribute our funds through them, or the costs of doing so. Our institutional funds marketing group distributes institutional share classes of the Legg Mason Funds and the Western Asset Funds to institutional clients and also distributes variable annuity sub-advisory services provided by our asset managers to insurance companies. Our institutional liquidity funds are primarily distributed by Western Asset's distributors. In addition to our centralized funds distribution group, Royce & Associates' distributors also distribute The Royce Funds.

        In addition to distributing funds, our wholesalers also support our retail separately managed account program services. These services are provided through programs sponsored by Morgan Stanley Smith Barney's retail business, as well as other financial institutions.

        Each of the asset managers in this division has its own marketing groups that distribute its separate account management services to institutions or high net worth individuals and families. The institutional marketing groups distribute asset management services to potential clients, both directly and through consultants. Consultants play a large role in the institutional asset management business by helping clients select and retain asset managers. Institutional asset management clients and their consultants tend to be highly sophisticated and investment performance-driven. The high net worth individual marketing groups distribute asset management services for high net worth families and individuals both directly to clients and indirectly through financial intermediaries.

International Division

        Our International division includes the separate account management operations of our asset managers that are based outside the United States, our non-U.S.-domiciled fund operations and our international distribution operations. The asset managers in this division provide a wide range of separate account investment management services primarily to institutional clients and provide asset management services to the funds that we sponsor. This division also contains our funds-of-hedge funds business, which sponsors and manages funds that invest in numerous hedge funds. In addition, this division sponsors proprietary equity, fixed income, liquidity and balanced funds that are domiciled and distributed in countries around the globe. For the fiscal years ended March 31, 2011, 2010 and 2009, this division generated revenues of $866 million, $771 million and $1.1 billion, respectively.

        As of March 31, 2011 and 2010, our International division managed assets with a value of $200.8 billion and $208.7 billion, respectively. Approximately 80% of the assets managed by this division as of March 31, 2011 were in fixed income or liquidity accounts managed by Western Asset and approximately 10% were in funds-of-hedge funds managed by Permal.

  Asset Managers in this Division

        Western Asset Management Company has asset management offices in the United Kingdom, Japan, Brazil, Australia and Singapore. Western Asset's international fixed income business includes management of liquidity products and Asian, Australian, Japanese, Brazilian, European, Canadian and United Kingdom local currency fixed income securities. As of March 31, 2011, Western Asset's international operations managed assets with a value of $165.9 billion.

        Permal Group Ltd. is a leading global funds-of-hedge funds management firm. Permal's products include both directional and absolute return strategies, and are available through multi-manager and single manager funds, separately managed accounts and structured products sponsored by several large financial institutions. Permal selects from among thousands of investment managers and investment firms in designing portfolios that are intended to meet a wide variety of specific investment objectives, including global, regional, class and sector specific offerings. In managing its directional offerings, Permal's objective is to participate significantly in strong markets, preserve capital in down or volatile markets and outperform market indices over a full market cycle with reduced risk and volatility. In managing its absolute return strategies, Permal seeks to achieve positive investment returns in all market conditions with low correlation to the overall equity markets. As of March 31, 2011, Permal managed assets with a value of $19.9 billion.

        Esemplia Emerging Markets is an emerging markets equities investment manager. Headquartered in London and with an office in Hong Kong, Esemplia offers a range of portfolio management strategies, including core long only and alpha extension portfolios, to institutional investors around the world, including pension funds and sovereign wealth funds. Esemplia has a disciplined, systematic and fundamental-based investment process with an integrated, top-down (via country strategy) and bottom-up (via stock and sector) equity security selection process. As of March 31, 2011, Esemplia managed assets with a value of $5.8 billion.

        Legg Mason's business in Poland engages in portfolio management, servicing and distribution of both separate account management services and local funds in Poland. Based in Warsaw, the firm provides portfolio management services for primarily equity assets to institutions, including corporate pension plans and insurance companies, and, through funds distributed through banks and insurance companies, individual investors. As of March 31, 2011, Legg Mason's Poland business managed assets with a value of $1.3 billion.

        Legg Mason Australian Equities is an Australian asset management business that offers Australian equity products, Australian property trusts and asset allocation products. Based in Melbourne, the firm follows a fundamental, intrinsic value approach to portfolio management and its guiding philosophy is a belief that in-depth research can generate superior long-term investment performance. As of March 31, 2011, Legg Mason Australian Equities managed assets with a value of $863 million.

        During fiscal year 2011, we sold Congruix Investment Management, a Singapore-based Asian equity manager that was part of this division.

        In addition to these asset managers, a number of our Americas asset managers also provide investment management services to the funds that are part of the International division. These managers include Batterymarch Financial Management, Brandywine Global, ClearBridge, Legg Mason Capital Management, Private Capital Management and Royce & Associates.

  International Funds

        Our International division manages, supports and distributes numerous proprietary funds across a wide array of global fixed income, liquidity and equity investment strategies. Our international funds include a broad range of cross border funds that are domiciled in Ireland and Luxembourg and are sold in a number of countries across Asia, Europe and Latin America. These funds also include local fund ranges that are available for distribution in the United Kingdom, Australia, Japan, Singapore, Poland, Hong Kong and Canada. In addition, our international funds include funds-of-hedge funds managed by Permal that are sold to non-U.S. investors. Other than the funds-of-hedge funds, all of our international funds are distributed and serviced by Legg Mason's international distribution group, as discussed below. Our international funds include equity, fixed income, liquidity, balanced and funds-of-hedge funds that are primarily managed or sub-advised by Batterymarch Financial Management, Brandywine Global, ClearBridge, Esemplia, Legg Mason Capital Management, Permal, Private Capital Management, Royce & Associates and Western Asset Management. In aggregate, we sponsor and manage more than 260 of these international funds, which, as of March 31, 2011 and 2010, had an aggregate of approximately $103.6 billion and $95.3 billion in assets, respectively.

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

        Legg Mason Investments is the largest business component within our international distribution group. It is responsible for the distribution and servicing of cross border and local fund ranges across Europe, the Americas and Asia. Legg Mason Investments has offices in locations including London, Paris, Milan, Frankfurt, Madrid, Singapore, Hong Kong, Taipei, Miami, Santiago and New York. These office locations understate the global nature of our distribution efforts, as Legg Mason Investments distributes cross border funds in more than 25 countries around the world, and works with our distribution operations in Japan and Canada to explore opportunities to sell cross border funds in those locations. This global presence provides Legg Mason Investments with the capabilities to provide a platform of sales, service, marketing and product that can cater to the different distribution dynamics in each of the three regions that it covers. Client coverage is local, coordinated across regions, and encompasses multiple distribution channels including fund-of-fund buyers, private banks, fund platforms, insurance companies, intermediaries and distribution partners. The extent to which each channel takes precedence in any one market is governed by local market dynamics.

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

        Legg Mason Canada distributes Legg Mason-managed products in Canada and also services and is responsible for investment oversight of balanced accounts and Canadian domiciled pooled investment vehicles that are sub-advised by our asset managers. Legg Mason Canada operates from offices in Toronto and Montreal, and primarily distributes products to pension plans, endowments, foundations, banks and mutual fund companies (for sub-advisory services) and separately managed account programs.

        Legg Mason Japan is responsible for the distribution of domestic investment funds, cross border funds and institutional separate accounts in Japan. Its primary market is the retail market which includes retail banks, private banks, asset managers, fund platforms and insurance companies. Legg Mason Japan also provides support services for our cross border funds.

        Esemplia, Legg Mason Australian Equities and Legg Mason's Poland business cooperate from time to time on certain marketing and other similar activities as the Legg Mason Global Equities Group.

        Permal's products and services are sold primarily outside the United States to non-U.S. high net worth investors through a network of financial intermediaries. Permal's relationships with its financial intermediaries have resulted in wide international distribution of Permal's products and services.

Employees

        At March 31, 2011, 2010 and 2009, we had 3,395, 3,550 and 3,890 employees, respectively. Under our streamlining initiative, we expect to reduce our corporate work force by approximately 325 positions by January 1, 2012. None of our employees is covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory. However, competition for experienced asset management personnel is intense and from time to time we may experience a loss of valuable personnel. We recognize the importance to our business of hiring, training and retaining skilled professionals.

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

Regulation

        The asset management industry in the United States is subject to extensive regulation under both federal and state securities and other laws. The SEC is the federal agency charged with administration of the federal securities laws. Our distribution activities also may be subject to regulation by federal agencies, self-regulatory organizations and state securities commissions in those states in which we conduct business. In addition, asset management firms are subject to regulation by various foreign governments, securities exchanges, central banks and regulatory bodies, particularly in those countries where they have established offices. Due to the extensive laws and regulations to which we are subject, we must devote substantial time, expense and effort to remaining current on, and addressing, legal and regulatory compliance issues.

        Our U.S. asset managers are registered as investment advisors with the SEC, as are several of our international asset managers, and are also required to make notice filings in certain states. Virtually all aspects of the asset management business, including related sales and distribution activities, are subject to various federal and state laws and regulations and self-regulatory organization rules. These laws, rules and regulations are primarily intended to protect the asset management clients and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict an investment advisor from conducting its asset management business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, the imposition of limitations on engaging in the asset management business for specified periods of time, the requirement to hire independent compliance consultants, the revocation of licenses or registrations, and imposition of censures and fines. A regulatory proceeding, regardless of whether it results in a sanction, can require substantial expenditures and can have an adverse effect on our reputation or business. Regulators also have available a variety of informal enforcement mechanisms that could have a significant impact on our business.

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

        In our international business, we have asset management and distribution subsidiaries domiciled in a number of jurisdictions, including Australia, Brazil, Canada, Japan, Hong Kong, Ireland, Luxembourg, Poland, Singapore, Taiwan and the United Kingdom that are subject to extensive regulation under the laws of, and to supervision by governmental authorities in, each of these jurisdictions. Our international subsidiaries are also authorized or licensed to offer their products and services in several other countries around the world and thus are subject to the laws of, and to supervision by governmental authorities in, these additional countries. In addition, a subsidiary of Permal is a Bahamas bank regulated by the Central Bank of the Bahamas. Our offshore proprietary funds are subject to the laws and regulatory bodies of the jurisdictions in which they are domiciled and, for funds listed on exchanges, to the rules of the applicable exchanges. Certain of our funds domiciled in Ireland and Luxembourg are also registered for public sale in several countries around the world and are subject to the laws of, and supervision by the governmental authorities of, those countries. All of these non-U.S. governmental authorities generally have broad supervisory and disciplinary powers, including, among others, the power to set minimum capital requirements, to temporarily or permanently revoke the authorization to carry on regulated business, to suspend registered employees, and to invoke censures and fines for both the regulated business and its registered employees.

        Our broker-dealer subsidiaries are subject to regulations that cover all aspects of the securities business. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the Financial Industry Regulatory Authority. These self-regulatory organizations have adopted extensive regulatory requirements relating to matters such as sales practices, compensation and disclosure, and conduct periodic examinations of member broker-dealers in accordance with rules they have adopted and amended from time to time, subject to approval by the SEC. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or registered employees. These administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and can have an adverse impact on the reputation or business of a broker-dealer. The principal purpose of regulation and discipline of broker-dealers is the protection of clients and the securities markets, rather than protection of creditors and stockholders of the regulated entity.

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

         Our Leverage May Affect our Business and May Restrict our Operating Results

        At March 31, 2011, on a consolidated basis, we had approximately $1.5 billion in total indebtedness, excluding debt of consolidated investment vehicles for which we are not responsible, and total stockholders' equity of $5.8 billion, and our goodwill and other intangible assets were $1.3 billion and $3.9 billion, respectively. As of March 31, 2011, we had $265 million of additional borrowing capacity available under our various credit agreements, subject to certain conditions and compliance with the covenants in our outstanding indebtedness. As a result of this substantial indebtedness, we are required to use a significant portion of our cash flow to service principal and interest on our debt, which will limit the cash flow available for other business opportunities. In addition, these servicing obligations would increase in the future if we incur additional indebtedness.

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

        As of March 31, 2011, under the terms of our bank credit agreements our ratio of net debt to Consolidated EBITDA was 1.1 and our ratio of Consolidated EBITDA to interest expense was 12.9, and, therefore, Legg Mason was in compliance with its bank financial covenants. If our net income significantly declines for any reason, it may be difficult to remain in compliance with these covenants. Similarly, to the extent that we spend our available cash for purposes other than repaying debt or acquiring businesses that increase our EBITDA, we will increase our net debt to Consolidated EBITDA ratio. Although there are actions that we may take if our financial covenant compliance becomes an issue, there can be no assurance that Legg Mason will remain in compliance with its bank debt covenants. We anticipate that we will have available cash to repay all or a portion of our bank debt, should it be necessary. In addition, under the terms of the debt to Consolidated EBITDA ratio covenant that we entered into in connection with the issuance of the 2.5% senior convertible notes, we may not, with certain exceptions, incur additional debt at any time when the ratio exceeds 2.5. As of March 31, 2011, the ratio was 2.6 and thus the only new debt we could have incurred would be as allowed by the covenant exceptions.

        Upon the occurrence of various events, such as a change of control, some or all of our outstanding debt obligations may come due prior to their maturity dates and may require payments in excess of their outstanding amounts, which in certain circumstances may be significant.

         We May Support Money Market Funds to Maintain Their Stable Net Asset Values, or Other Products we Manage, Which Could Affect our Revenues or Operating Results

        Approximately 19% of our assets under management as of March 31, 2011 consisted of assets in money market funds. Money market funds seek to preserve a stable net asset value. The money market funds our asset managers manage have always maintained this stable net asset value. However, there is no guarantee that this stable net asset value will be achieved in the future. Market conditions could lead to severe liquidity or security pricing issues, which could impact their net asset values. If the net asset value of a money market fund managed by our asset managers were to fall below its stable net asset value, we would likely experience significant redemptions in assets under management and reputational harm, which could have a material adverse effect on our revenues or net income.

        If a money market fund's stable net asset value comes under pressure, we may elect, as we have done in the past, to provide credit, liquidity, or other support to the fund. We may also elect to provide similar support to other products we manage for any number of reasons. We are not legally required to support any money market fund or other product and there can be no assurance that any support would be sufficient to avoid an adverse impact on any product or investors in any product. A decision to provide support may arise from factors specific to our products or from industry-wide factors. If we elect to provide support, we could incur losses from the support we provide and incur additional costs, including financing costs, in connection with the support. These losses and additional costs could be material, and could adversely affect our earnings. If we were to take such actions we may also restrict our corporate assets, limiting our flexibility to use these assets for other purposes, and may be required to raise additional capital.

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

        In addition, in the ordinary course of our business we may reduce or waive investment management fees, or limit total expenses, on certain products or services for particular time periods to manage fund expenses, or for other reasons, and to help retain or increase managed assets. For example, during fiscal years 2010 and 2011, we voluntarily waived certain fees from or assumed certain expenses of money market funds for competitive reasons. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced. During fiscal years 2008 through 2010, several of our key equity and fixed income asset managers generated poor investment performance, on a relative basis or an absolute basis, in certain products or accounts that they managed. These investment performance issues contributed to a significant reduction in their assets under management and revenues and a reduction in performance fees. Although our overall investment performance improved significantly in fiscal year 2010 and was mixed during fiscal year 2011, there is typically a lag before improvements in investment performance produce a positive effect on asset flows. There can be no assurances as to when investment performance issues will cease to influence our assets under management and revenues.

         Assets Under Management May Be Withdrawn, Which May Reduce our Revenues and Net Income

        Our investment advisory and administrative contracts are generally terminable at will or upon relatively short notice, and investors in the mutual funds that we manage may redeem their investments in the funds at any time without prior notice. Institutional and individual clients can terminate their relationships with us, reduce the aggregate amount of assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, changes in investment preferences of clients, changes in our reputation in the marketplace, changes in management or control of clients or third-party distributors with whom we have relationships, loss of key investment management or other personnel and financial market performance. This risk is underscored by the fact that we have one international client that represents approximately 5% of our total assets under management (although it generates less than 2% of our operating revenues). In addition, in a declining securities market, the pace of mutual fund redemptions and withdrawal of assets from other accounts could accelerate. Poor investment performance generally or relative to other investment management firms tends to result in decreased purchases of fund shares, increased redemptions of fund shares, and the loss of institutional or individual accounts. Due in part to investment performance issues, we have experienced net outflows of equity and fixed income assets under management for the last five and three fiscal years, respectively. While the rate of outflows decreased in fiscal year 2011, there can be no assurances as to when, or if, the flows will reverse. During fiscal years 2011 and 2010 we had $61.1 billion and $82.0 billion, respectively, in aggregate net client outflows. The fiscal year 2011 outflows included $37.0 billion in fixed income asset outflows, $15.9 billion in liquidity asset outflows and $8.2 billion in equity asset outflows.

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

        Our assets under management can generate very different revenues per dollar of managed assets based on factors such as the type of asset managed (equity assets generally produce greater revenues than fixed income assets), the type of client (institutional clients generally pay lower fees than other clients), the type of asset management product or service provided and the fee schedule of the asset manager providing the service. A shift in the mix of our assets under management from higher revenue-generating assets to lower revenue-generating assets may result in a decrease in our revenues even if our aggregate level of assets under management remains unchanged or increases. A decrease in our revenues, without a commensurate reduction in expenses, will reduce our net income. We experienced such a shift in the mix of our assets under management during fiscal years 2009 and 2008. While this trend reversed during fiscal year 2010 and fiscal year 2011, during which our equity assets under management increased from $173.8 billion (25% of our total assets under management) on March 31, 2010 to $189.6 billion (28% of our total assets under management) on March 31, 2011, there can be no assurance that this reversal will continue.

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

        We experienced such a decline in the equity and fixed income markets during fiscal year 2009 which contributed to a decline in our assets under management and revenues during the year. While this market decline reversed in fiscal years 2010 and 2011, the markets generally have not returned to their prior levels. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced.

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

        The current historically low interest rate environment affects the yields of money market funds, which are based on the income from the underlying securities less the operating costs of the funds. With short term interest rates at or near zero, the operating expenses of money market funds may become greater than the income from the underlying securities. During fiscal years 2010 and 2011, we voluntarily waived certain fees or assumed expenses of money market funds for competitive reasons such as to maintain positive yields. These actions have reduced our revenues and net income, and have continued into the present fiscal year.

         Competition in the Asset Management Industry Could Reduce our Revenues and Net Income

        The asset management industry in which we are engaged is extremely competitive and we face substantial competition in all aspects of our business. We compete with numerous international and domestic asset management firms and broker-dealers, mutual fund complexes, hedge funds, commercial banks, insurance companies, other investment companies and other financial institutions. Many of these organizations offer products and services that are similar to, or compete with, those offered by our asset managers and have substantially more personnel and greater financial resources than we do. Some of these competitors have proprietary products and distribution channels that make it more difficult for us to compete with them. In addition, many of our competitors have long-standing and established relationships with distributors and clients. From time to time, our asset managers also compete with each other for clients and assets under management. Our ability to compete may be adversely affected if, among other things, our asset managers lose key employees or, as has recently been the case for certain of the products managed by our asset managers, under-perform in comparison to relevant performance benchmarks or peer groups.

        The asset management industry has experienced from time to time the entry of many new firms to the industry, as well as significant consolidation as numerous asset management firms have either been acquired by other financial services firms or ceased operations. In many cases, this has resulted in firms with greater financial resources than we have. In addition, a number of heavily capitalized companies, including commercial banks and foreign entities have made investments in and acquired asset management firms. Access to mutual fund distribution channels has also become increasingly competitive. All of these factors could make it more difficult for us to compete, and no assurance can be given that we will be successful in competing and growing our assets under management and business. If clients and potential clients decide to use the services of competitors, it could reduce our revenues and growth rate, and if our revenues decrease without a commensurate reduction in our expenses, our net income will be reduced. In this regard, there are a number of asset classes that are not well covered by our current products and services. When these asset classes are in favor with investors, we will miss the opportunity to gain the assets under management that are being invested in these assets and face the risk of our managed assets being withdrawn in favor of competitors who provide services covering these classes. For example, to the extent there is a trend in the asset management business in favor of passive products such as index and exchange traded funds, it favors our competitors who provide those products over active managers like our asset managers. In addition, our asset managers are not typically the lowest cost provider of asset management services. To the extent that we compete on the basis of price in any of our businesses, we may not be able to maintain our current fee structure in that business, which could adversely affect our revenues and net income. In the retail separately managed account program business, there has been a trend toward more open programs that involve more asset managers who provide only investment models which the financial institution sponsor's employees use to allocate assets. If the programs for which we provide services follow this trend, it could result in assets under management retention issues due to additional competition within the programs, particularly for products with performance issues, and reduced management fees, which are typical results of providing investment models rather than advisory services.

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

         Regulatory Matters May Negatively Affect our Business and Results of Operations

        Our business is subject to regulation by various regulatory authorities that are charged with protecting the interests of our clients. We could be subject to civil liability, criminal liability, or sanction, including revocation of our subsidiaries' registrations as investment advisers, revocation of the licenses of our employees, censures, fines, or temporary suspension or permanent bar from conducting business, if we violate such laws or regulations. Any such liability or sanction could have a material adverse effect on our financial condition, results of operations, reputation, and business prospects. In addition, the regulatory environment in which we operate frequently changes and has seen significant increased regulation in recent years. In particular, we have incurred significant additional costs as a result of regulatory changes affecting U.S. mutual funds and changes to European mutual fund regulation, including the Undertakings for Collective Investments in Transferable Securities Directives (UCITs). We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations. For example, we note that the federal government has made, and has proposed further, significant changes to the regulatory structure of the financial services industry. We also note that recommendations for regulatory reform in the liquidity asset management business include the imposition of banking and banking-like regulations on investment advisors, the creation of net capital requirements for investment advisors and changes in the rules governing money market mutual fund net asset value calculations. Any of these revisions could adversely affect our liquidity asset management business and our results of operations. Our business and results of operations can also be adversely affected by federal, state and foreign regulatory issues and proceedings.

        Instances of criminal activity and fraud by participants in the asset management industry, disclosures of trading and other abuses by participants in the financial services industry and massive governmental intervention and investment in the financial markets and financial firms have led the U.S. government and regulators to consider increasing the rules and regulations governing, and oversight of, the U.S. financial system. This activity has resulted in changes to the laws and regulations governing the asset management industry and more aggressive enforcement of the existing laws and regulations. These revisions to the laws and regulations are an ongoing process. The cumulative effect of these actions may result in increased expenses, or lower management or other fees, and therefore adversely affect the revenues or profitability of our business.

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

         Insurance May Not Be Available on a Cost Effective Basis to Protect us From Liability

        We face the inherent risk of liability related to litigation from clients, third-party vendors or others and actions taken by regulatory agencies. To help protect against these potential liabilities, we purchase insurance in amounts, and against risks, that we consider appropriate, where such insurance is available at prices we deem acceptable. There can be no assurance, however, that a claim or claims will be covered by insurance or, if covered, will not exceed the limits of available insurance coverage, that any insurer will remain solvent and will meet its obligations to provide us with coverage or that insurance coverage will continue to be available with sufficient limits at a reasonable cost. Insurance costs are impacted by market conditions and the risk profile of the insured, and may increase significantly over relatively short periods. In addition, certain insurance coverage may not be available or may only be available at prohibitive costs. Renewals of insurance policies may expose us to additional costs through higher premiums or the assumption of higher deductibles or co-insurance liability.

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

         Loss of Key Personnel Could Harm our Business

        We are dependent on the continued services of a number of our key asset management personnel and our management team, including our Chief Executive Officer. The loss of any of such personnel without adequate replacement could have a material adverse effect on us. Moreover, since certain of our asset managers contribute significantly to our revenues and net income, the loss of even a small number of key personnel at these businesses could have a disproportionate impact on our overall business. Additionally, we need qualified managers and skilled employees with asset management experience in order to operate our business successfully. The market for experienced asset management professionals is extremely competitive and is increasingly characterized by the movement of employees among different firms. Due to the competitive market for asset management professionals and the success of some of our employees, our costs to attract and retain key employees are significant and will likely increase over time. From time to time, we may work with key employees to revise revenue sharing and other employment-related terms to reflect current circumstances. In addition, since the investment track record of many of our products and services is often attributed to a small number of individual employees, and sometimes one person, the departure of one or more of these employees could cause the business to lose client accounts or managed assets, which could have a material adverse effect on our results of operations and financial condition. If we are unable to attract and retain qualified individuals or our costs to do so increase significantly, our operations and financial results would be materially adversely affected.

         The Soundness of Other Financial Institutions Could Adversely Affect our Business

        Volatility in the markets in the recent past has highlighted the interconnection of the global markets and demonstrated how the deteriorating financial condition of one institution may materially and adversely impact the performance of other institutions. Legg Mason, and the funds and accounts that we manage, has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial industry. We, and the funds and accounts we manage, may be exposed to credit or other risk in the event of a default by a counterparty or client, or in the event of other unrelated systemic failures in the markets.

         Our Business is Subject to Numerous Operational Risks and Risks that we May Incur Charges Related to Leased Facilities

        We face numerous operational risks related to our business on a day-to-day basis. Among other things, we must be able to consistently and reliably obtain securities pricing information, process client and investor transactions and provide reports and other customer service to our clients and investors. Any failure to keep current and accurate books and records can render us subject to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our clients. If any of our financial, portfolio accounting or other data processing systems, or the systems of third parties on whom we rely, do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people or systems, or those of third parties on whom we rely, we could suffer an impairment to our liquidity, a financial loss, a disruption of our businesses, liability to clients, regulatory problems or damage to our reputation. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more buildings. In addition, our operations are dependent upon information from, and communications with, third parties, and operational problems at third parties may adversely affect our ability to carry on our business.

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

        We continue to be exposed to the risk of incurring charges related to subleases or vacant space for several of our leased offices. As of March 31, 2011, our future commitments from third parties under non-cancellable subleases were approximately $149 million, which in total, net of reserves, effectively offsets obligations under our leases for the properties. As of March 31, 2011, our total future lease commitments for office space that we have vacated and are seeking to sublease decreased to approximately $13 million, of which we have previously reserved $7 million through lease charges to our earnings. Under generally accepted accounting principles, at the time a sublease is entered into or space is deemed permanently abandoned, we must incur a charge equal to the present value of the amount by which the commitments under the lease exceeds the amount due, or amount expected to be paid, under a sublease. As a result, in a period of declining commercial lease markets, we are exposed to the risk of incurring charges relating to any premises we are seeking to sublease resulting from longer periods to identify sub-tenants and reduced market rent rates leading to new sub-tenants paying less in rent than we are paying under our lease. In connection with our business model streamlining initiative, we plan to incur transition-related charges for consolidating leased office space and thus abandoning leased properties. We expect that the total transition-related charges will be within our estimates, but no assurances can be given that our estimates will prove correct. Also, if a sub-tenant defaults on its sublease, we would likely incur a charge for the rent that we will incur during the period that we expect would be required to sublease the premises and any reduction in rent that current market rent rates lead us to expect a new sub-tenant will pay. This risk is underscored by the fact that one sub-tenant represents approximately 55% of the future sublease rent commitments described above. There can be no assurance that we will not recognize additional lease-related charges, which may be material to our results of operations.

         Potential Impairment of Goodwill and Intangible Assets Could Increase our Expenses and Reduce our Assets

        Determining goodwill and intangible assets, and evaluating them for impairment, requires significant management estimates and judgment, including estimating value and assessing life in connection with the allocation of purchase price in the acquisition creating them. Our goodwill and intangible assets may become impaired as a result of any number of factors, including losses of investment management contracts or declines in the value of managed assets. Any impairment of goodwill or intangibles could have a material adverse effect on our results of operations. For example, during the year ended March 31, 2009, we incurred aggregate impairment charges of $1.3 billion ($863 million, net of taxes) relating to goodwill and intangible assets including acquired asset management contracts and trade names. Our $53 million in net amortizable intangible assets represent asset management contracts purchased in several transactions. These assets could become impaired if we experience client attrition at a rate faster than projected or fees charged under the contracts are reduced. The domestic mutual fund contracts acquired in the 2005 acquisition of the Citigroup Asset Management business ("CAM") of $2,502 million and the Permal funds-of-hedge funds contracts of $947 million account for approximately 65% and 25%, respectively, of our indefinite-life intangible assets, while the goodwill in our Americas and International divisions aggregates $1.3 billion. Changes in the assumptions underlying projected cash flows from the assets or reporting units, resulting from market conditions, reduced assets under management or other factors, could result in an impairment of any of these assets. As of December 31, 2010, the date of our most recent annual testing, assuming all other factors remain the same, actual results and changes in assumptions for the domestic mutual fund and Permal fund-of-hedge funds contracts would have to cause our cash flow projections over the long-term to deviate more than 20% and 25%, respectively, from projections or the discount rate would have to increase by about 1.8 and 2.5 percentage points, respectively, for the asset to be deemed impaired. Similarly, assuming all other factors remain the same, actual results and changes in assumptions for the Americas and International divisions would have to cause our cash flow projections over the long-term to decrease approximately 47% and 50%, respectively, from previous projections or the discount rates would have to increase by approximately 5.9 and 7.0 percentage points, respectively, for the goodwill to be deemed impaired. There can be no assurances that market turmoil or asset outflows, or other factors, will not produce an impairment. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Intangible Assets and Goodwill."

         Deferred Tax Assets May Not Be Fully Realizable

        As of March 31, 2011, we had approximately $683 million in U.S. federal deferred tax assets, which represent tax benefits that we expect to realize in future periods. Under accounting rules, we are required to recognize a charge to earnings to reduce our deferred tax assets if it is determined that any future tax benefits are not likely to be realized before they expire. Deferred tax assets generated in U.S. jurisdictions resulting from net operating losses generally expire 20 years after they are generated. Those resulting from foreign tax credits generally expire 10 years after they are generated. In order to realize these future tax benefits, we estimate that we must generate approximately $4.6 billion in future U.S. earnings, approximately $129 million of which must be in the form of foreign source income, before the benefits expire. There can be no assurances that we will achieve this level of earnings before some portion of these tax benefits expires. In addition, our belief that we will likely be able to realize these future tax benefits is based in part upon our estimates of the timing of other differences in revenue and expense recognition between tax returns and financial statements and our understanding of the application of tax regulations, which may prove to be incorrect for any number of reasons, including future changes in tax or accounting regulations. If we are required to recognize a charge to earnings to reduce our deferred tax assets, the charge may be material to our earnings or financial condition.

         Performance-Based Fee Arrangements May Increase the Volatility of our Revenues

        A portion of our investment advisory and related fee revenues is derived from performance fees. Our asset managers earn performance fees under certain client agreements if the investment performance in the portfolio meets or exceeds a specified benchmark. If the investment performance does not meet or exceed the investment return benchmark for a particular period, the asset manager will not generate a performance fee for that period and, if the benchmark is based on cumulative returns, the asset manager's ability to earn performance fees in future periods may be impaired. We earned $96.7 million, $71.5 million and $17.4 million in performance fees during fiscal 2011, 2010 and 2009, respectively. Performance fees may become more common in our industry. An increase in performance fees, or in performance-based fee arrangements with our clients, could create greater fluctuations in our revenues.

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

  •
  fluctuations in currency exchange rates which may result in substantial negative effects on assets under management and revenues in our U.S. dollar based financial statements; and

  •
  significant adverse changes in foreign legal and regulatory environments.

         We Rely on Third Parties to Distribute Mutual Funds and Certain Other Products

        Our ability to market and distribute mutual funds and certain other investment products that we manage is significantly dependent on access to third-party financial intermediaries that distribute these products. These distributors are generally not contractually required to distribute our products, and typically offer their clients various investment products and services, including proprietary products and services, in addition to and in competition with our products and services. Relying on third-party distributors also exposes us to the risk of increasing costs of distribution, as we compensate them for selling our products and services in amounts that are agreed between them and us but which, in many cases, are largely determined by the distributor. Many of the funds we manage were historically primarily distributed through Citigroup's retail brokerage business. While we have strived to diversify our distributors, the retail business created by the merger of Morgan Stanley's brokerage and Citigroup's Smith Barney brokerage remains our primary fund distributor. While the third-party distributors are compensated for distributing our products and services, there can be no assurances that we will be successful in distributing our products and services through them. In addition, mergers and other corporate transactions among distributors may affect our distribution relationships. For example, we are not able to predict the long-term effect of the merger of the Smith Barney and Morgan Stanley businesses on our ability to continue to successfully distribute our funds and other products through them, or the costs of doing so. During the quarter ended June 30, 2011, Morgan Stanley Smith Barney amended certain historic Smith Barney brokerage programs providing for investment in liquidity funds that our asset managers manage, which resulted in a $16 billion reduction in our liquidity assets under management. In addition, we expect further amendments to result in an additional $7 billion in liquidity assets under management being transferred over the next 15 months. We are also in negotiations with Morgan Stanley Smith Barney over whether an additional $20 billion in liquidity assets under management that are distributed through the Morgan Stanley Smith Barney business will remain with our managers. If we are unable to distribute our products and services successfully, it will adversely affect our revenues and net income, and any increase in distribution-related expenses could adversely affect our net income.

         Our Funds-of-Hedge Funds Business Entails a Number of Risks

        Permal operates in the international funds-of-hedge funds business. The funds-of-hedge funds business typically involves clients being charged fees on two levels — at the funds-of-funds level and at the underlying funds level. These fees may include management fees and performance fees. There is no assurance that Permal will not be forced to change its fee structures by competitive or other pressures or that Permal's fee structures will not hamper its growth. In addition, Permal may generate significant performance fees from time to time, which could increase the volatility of our revenues. See " — Performance-Based Fee Arrangements May Increase the Volatility of our Revenues." Because Permal operates in the funds-of-hedge funds business globally, it is exposed to a number of regulatory authorities and requirements in different jurisdictions.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

        We lease all of our office space. Our headquarters and certain other functions are located in an office building in Baltimore, Maryland, in which we currently hold under lease approximately 372,000 square feet, of which approximately 82,000 square feet has been subleased to third parties.

        Our asset managers and other subsidiaries are housed in office buildings in 32 cities in 18 countries around the world. The largest of the leases include:

  •
  ClearBridge Advisors, Western Asset Management Company and our distribution and administrative services subsidiaries currently occupy approximately 130,000 square feet in an office building located in New York, New York in which we hold under lease approximately 193,000 square feet. The remaining 63,000 square feet has been subleased to a third party;

  •
  Our distribution and administrative services subsidiaries occupy approximately 150,000 square feet in an office building located in Stamford, Connecticut; and

  •
  Western Asset Management Company's headquarters is housed in an office building in Pasadena, California in which we occupy approximately 190,000 square feet.

        See Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Report for a discussion of our lease obligations.

ITEM 3.    LEGAL PROCEEDINGS.

        Our current and former subsidiaries are the subject of customer complaints, have been named as defendants or co-defendants in various lawsuits alleging substantial damages and have received subpoenas and are currently involved in certain governmental and self-regulatory organization investigations and proceedings. These proceedings arise primarily from asset management, securities brokerage, and investment banking activities. Some of these proceedings relate to public offerings of securities in which one or more of our prior subsidiaries participated as a member of the underwriting syndicate. We are also aware of litigation against certain underwriters of offerings in which one or more of our former subsidiaries was a participant, but where the former subsidiary is not now a defendant. In these latter cases, it is possible that we may be called upon to contribute to settlements or judgments. In the 2005 transaction with Citigroup, we transferred to Citigroup the subsidiaries that constituted our private client brokerage and capital markets businesses, thus transferring the entities that would have primary liability for most of the customer complaint, litigation and regulatory liabilities and proceedings arising from those businesses. However, as part of that transaction, we agreed to indemnify Citigroup for most customer complaint, litigation and regulatory liabilities of our former private client brokerage and capital markets businesses that result from pre-closing events. In addition, the asset management business we acquired from Citigroup is a defendant in a number of legal actions, including class action litigation, arising from pre-closing asset management activities, some of which seek substantial damages. That business is also involved in certain regulatory matters related to its business activities prior to the closing. Under the terms of the transaction agreement with Citigroup, Citigroup has agreed to indemnify us for certain legal matters, including all currently known pre-closing legal matters, of the former CAM business. While the ultimate resolution of any pre-closing matters threatened or pending from our prior brokerage and capital markets businesses or the former CAM business can not be determined at this time, based on current information and after consultation with legal counsel, management believes that any accrual or range of reasonably possible losses as of March 31, 2011 is not material. While the ultimate resolution of any other threatened or pending litigation and other matters cannot be currently determined, in the opinion of our management, after consultation with legal counsel, the resolution of these matters will not have a material adverse effect on our financial position. We are currently unable to estimate the potential losses in any one period and, our results of operations and cash flows could be materially affected during a period in which a matter is resolved. See Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Report.

ITEM 4.    [REMOVED & RESERVED]

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT.

        Information (not included in our definitive proxy statement for the 2011 Annual Meeting of Stockholders) regarding certain of our executive officers is as follows:

        Peter H. Nachtwey, age 55, was elected Chief Financial Officer and Senior Executive Vice President of Legg Mason in January 2011 when he joined the firm. From July 2007 through December 2010, Mr. Nachtwey served as Chief Financial Officer of The Carlyle Group, an alternative investment management firm, where he had responsibility for all of the financial and a number of the operational functions at the firm. Prior to The Carlyle Group, Mr. Nachtwey spent more than 25 years at Deloitte and Touche, LLP, an accounting firm, most recently as a Managing Partner of the Investment Management practice.

        Ronald R. Dewhurst, age 58, was elected Senior Executive Vice President and Senior Managing Director of Legg Mason in January 2008, was the head of our International division from January 2008 until January 2011 and currently oversees our global investment managers. Mr. Dewhurst served as the Chief Executive Officer of I00F, an investment management company in Australia, from 2004 to 2007. From 1993 to 2002, he held various positions at J.P. Morgan Investment Management and J.P. Morgan Fleming Asset Management, including Head of Asian Equities, Hong Kong; Head of European Equities, London and Head of the Americas, New York. He was also a member of the J.P. Morgan Global Committee for Private Banking and Asset Management.

        Thomas P. Lemke, age 56, was elected General Counsel and Senior Vice President of Legg Mason in 2005. Until December 2010, Mr. Lemke was responsible for overseeing our Legal, Compliance and Internal Audit functions. Since December 2010, Mr. Lemke has been responsible for overseeing Legal, Compliance, Internal Audit, Risk Management, Global Fiduciary Platform and U.S. Fund Boards. Prior to joining Legg Mason, Mr. Lemke was a partner at Morgan Lewis, a law firm where he held a senior role in the firm's asset management practice.

        Jeffrey A. Nattans, age 44, was elected Senior Vice President of Legg Mason in March 2009 and Executive Vice President in July 2009, previously was responsible for overseeing our Specialized Asset Managers and currently oversees our acquisition and business development activities. Mr. Nattans has been involved in corporate strategy, strategic initiatives, including acquisitions and financings, and the development of Legg Mason's international equity asset management businesses since joining us in 2006. From 1996 to 2006, he served as an investment banker at Goldman, Sachs & Co., a large broker-dealer and investment banking firm.

        Joseph A. Sullivan, age 53, was elected Senior Executive Vice President of Legg Mason in September 2008 and until January 2011 was responsible for overseeing our administrative functions as Chief Administrative Officer. Mr. Sullivan currently oversees our global distribution operations. From December 2005 to September 2008 he was responsible for overseeing the fixed income capital markets operations of Stifel Nicolaus, a broker-dealer. From 1993 to December 2005 he oversaw the fixed income capital markets operations of Legg Mason Wood Walker, Legg Mason's broker-dealer subsidiary that was sold in December 2005.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Shares of Legg Mason, Inc. common stock are listed and traded on the New York Stock Exchange (symbol LM). As of March 31, 2011, there were approximately 1,500 holders of record of Legg Mason common stock. Information with respect to our dividends and stock prices is as follows:

	Quarter ended
	Mar. 31	Dec. 31	Sept. 30	June 30
Fiscal 2011
Cash dividend declared per share	$0.06	$0.06	$0.04	$0.04
Stock price range:
High	37.29	37.72	31.04	34.83
Low	32.21	29.68	24.94	27.36
Fiscal 2010
Cash dividend declared per share	$0.03	$0.03	$0.03	$0.03
Stock price range:
High	31.95	33.70	33.08	26.74
Low	24.00	26.99	22.06	15.53

        We expect to continue paying cash dividends. However, the declaration of dividends is subject to the discretion of our Board of Directors. In determining whether to declare dividends, or how much to declare in dividends, our Board will consider factors it deems relevant, which may include our results of operations and financial condition, our financial requirements, general business conditions and the availability of funds from our subsidiaries, including all restrictions on the ability of our subsidiaries to provide funds to us. On May 2, 2011, our Board of Directors declared a regular, quarterly dividend of $.08 per share, increasing the regular, quarterly dividend rate paid on shares of our common stock during the prior fiscal quarter.

Equity Compensation Plan Information

        The following table provides information about our equity compensation plans as of March 31, 2011.

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	6,422,874	(1)	$59.82	(2)	11,759,681	(3)(4)
Equity compensation plans not approved by stockholders	—		—		—

Total	6,422,874	(1)			11,759,681	(3)(4)

(1)
Includes 705,893 shares of Legg Mason Common Stock ("Common Stock") that are held in a trust pending distribution of phantom stock units. The phantom stock units, which are converted into shares of Common Stock on a one-for-one basis upon distribution, were granted to plan participants upon their deferral of compensation or dividends paid on phantom stock units. When amounts are deferred, participants receive a number of phantom stock units equal to the deferred amount divided by 90% to 95% of the fair market value of a share of Common

  Stock. Also includes 75,122 restricted stock units granted to non-employee directors as equity compensation that are converted into shares of Common Stock on a one-for-one basis upon distribution.

(2)
Does not include phantom stock units or restricted stock units that will be converted into Common Stock on a one-for-one basis upon distribution at no additional cost, and were granted as described in footnote (1).

(3)
In addition, an unlimited number of shares of Common Stock may be issued under the Legg Mason & Co, LLC Deferred Compensation/Phantom Stock Plan upon the distribution of phantom stock units that may be acquired in the future as described in footnote (1).

(4)
8,304,208 of these shares may be issued under our omnibus equity plan as stock options, restricted or unrestricted stock grants or any other form of equity compensation. 392,520 of these shares may be issued under the Legg Mason, Inc. Equity Plan for Non-Employee Directors as grants of stock or restricted stock units. 3,062,953 of these shares may be purchased under our employee stock purchase plan, which acquires the shares that are purchased thereunder in the open market.

Purchases of our Common Stock

        The following table sets out information regarding our purchases of Common Stock during the quarter ended March 31, 2011:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs(1)	(d) Approximate dollar value that may yet be purchased under the plans or programs(1)
January 1, 2011 Through January 31, 2011	—	$—	—	$623,934,899
February 1, 2011 Through February 28, 2011	485,660	35.00	485,660	606,935,893
March 1, 2011 Through March 31, 2011	1,500,842	34.65	1,500,842	554,933,013

Total	1,986,502	$34.74	1,986,502	$554,933,013

(1)
On May 10, 2010, we announced that our Board of Directors replaced a prior stock purchase authorization with a new authorization to purchase up to $1 billion worth of our common stock. There is no expiration date attached to this authorization. We intend to use a portion of our available cash to purchase up to an additional $400 million of our common stock under this authorization during fiscal year 2012, subject to market and our performance, actual cash flows, and other capital needs.

ITEM 6.  SELECTED FINANCIAL DATA

(Dollars in thousands, except per share amounts or unless otherwise noted)

	Years Ended March 31,
	2011	2010	2009	2008	2007

OPERATING RESULTS
Operating revenues	$2,784,317	$2,634,879	$3,357,367	$4,634,086	$4,343,675
Operating expenses, excluding impairment	2,397,509	2,313,696	2,718,577	3,432,910	3,315,377
Impairment of goodwill and intangible assets	—	—	1,307,970	151,000	—

Operating income (loss)	386,808	321,183	(669,180)	1,050,176	1,028,298
Other non-operating income (expense)	(23,315)	(32,027)	(243,577)	(5,573)	15,556
Other income (expense) of consolidated investment vehicles	1,704	17,329	7,796	—	—
Fund support	—	23,171	(2,283,236)	(607,276)	—

Income (loss) from continuing operations before income tax provision (benefit)	365,197	329,656	(3,188,197)	437,327	1,043,854
Income tax provision (benefit)	119,434	118,676	(1,223,203)	173,496	397,612

Income (loss) from continuing operations	245,763	210,980	(1,964,994)	263,831	646,242
Gain on sale of discontinued operations, net of tax(1)	—	—	—	—	572

Net income (loss)	245,763	210,980	(1,964,994)	263,831	646,814
Less: Net income (loss) attributable to noncontrolling interests	(8,160)	6,623	2,924	266	(4)

Net income (loss) attributable to Legg Mason, Inc.	$253,923	$204,357	$(1,967,918)	$263,565	$646,818

Net income (loss) from continuing operations attributable to Legg Mason, Inc.	$253,923	$204,357	$(1,967,918)	$263,565	$646,246

PER SHARE
Net income (loss) per share attributable to Legg Mason, Inc. common shareholders:
Basic	$1.63	$1.33	$(13.99)	$1.86	$4.58
Diluted	$1.63	$1.32	$(13.99)	$1.83	$4.48
Weighted-average shares outstanding:
Basic	155,321	153,715	140,669	142,018	141,112
Diluted(2)	155,484	155,362	140,669	143,976	144,386
Dividends declared	$.20	$.12	$.96	$.96	$.81
BALANCE SHEET
Total assets	$8,707,756	$8,622,632	$9,232,299	$11,830,352	$9,604,488
Long-term debt	1,201,868	1,170,334	2,740,190	1,992,231	1,112,624
Total stockholders' equity	5,770,384	5,841,724	4,598,625	6,784,641	6,541,490

FINANCIAL RATIOS AND OTHER DATA
Adjusted income (loss) per diluted share(3)	$2.83	$2.45	$(8.47)	$6.11	$5.86
Operating margin	13.9%	12.2%	(19.9)%	22.7%	23.7%
Operating margin, as adjusted(4)	23.2%	20.7%	23.9%	35.5%	33.1%
Total debt to total capital(5)	20.1%	19.6%	39.4%	26.9%	14.5%
Assets under management (in millions)	$677,646	$684,549	$632,404	$950,122	$968,510
Full-time employees	3,395	3,550	3,890	4,220	4,030

(1)
All attributable to Legg Mason, Inc.
(2)
Basic shares and diluted shares are the same for periods with a net loss.
(3)
Adjusted Income (Loss) (formerly "Cash Income, As Adjusted") is a non-GAAP performance measure. We define Adjusted Income (Loss) as Net Income (Loss) from Continuing Operations Attributable to Legg Mason, Inc., plus amortization and deferred taxes related to intangible assets and goodwill, and imputed interest and tax benefits on contingent convertible debt less deferred income taxes on goodwill and intangible asset impairment, if any. We also adjust for non-core items that are not reflective of our economic performance, such as impairment charges and the impact of tax rate adjustments on certain deferred tax liabilities related to indefinite-life intangible assets and goodwill, and net money market fund support losses (gains). See Supplemental Non-GAAP Information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(4)
Operating margin, as adjusted, is a non-GAAP performance measure we calculate by dividing (i) Operating Income, adjusted to exclude the impact on compensation expense of gains or losses on investments made to fund deferred compensation plans, the impact on compensation expense of gains or losses on seed capital investments by our affiliates under revenue sharing agreements, transition-related costs of streamlining our business model, income (loss) of consolidated investment vehicles, and impairment charges by (ii) our operating revenues, adjusted to add back net investment advisory fees eliminated upon consolidation of investment vehicles, less distribution and servicing expenses which we use as an approximate measure of revenues that are passed through to third-parties, which we refer to as "adjusted operating revenues." See Supplemental Non-GAAP Information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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

We currently operate in one reportable business segment, Asset Management, and manage our business in two divisions or operating segments, Americas and International, which are primarily based on the geographic location of the advisor or the domicile of fund families we manage. The Americas division consists of our U.S.-domiciled fund families, the separate account businesses of our U.S.-based investment affiliates and the domestic distribution organization. Similarly, the International Division consists of our fund complexes, distribution teams and investment affiliates located outside the U.S. In December 2010, we announced a realignment of our executive management team which, among other things, will eliminate the previous separation of the Americas and International divisions into one Global Asset Management business during fiscal 2012. We believe this new structure will allow us to function as a global organization with a single purpose and allow us to focus on future growth opportunities. As of March 31, 2011, there has been no change to the internal executive management reporting and we continued to operate in one reportable business segment, Asset Management, with two divisions, Americas and International.

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

The fees that we charge for our investment services vary based upon factors such as the type of underlying investment product, the amount of assets under management, and the type of services (and investment objectives) that are provided. Fees charged for equity asset management services are generally higher than fees charged for fixed income and liquidity asset management services. Accordingly, our revenues will be affected by the composition of our assets under management. In addition, in the ordinary course of our business, we may reduce or waive investment management fees, or limit total expenses, on certain products or services for particular time periods to manage fund expenses, or for other reasons, and to help retain or increase managed assets. Under revenue sharing agreements, certain of our affiliates retain different percentages of revenues to cover their costs, including compensation. As such, our Net income attributable to Legg Mason, Inc., operating margin and compensation as a percentage of operating revenues are impacted based on which affiliates generate our revenues, and a change in assets under management at one subsidiary can have a dramatically different effect on our revenues and earnings than an equal change at another subsidiary. In addition, from time to time we may agree to changes in revenue sharing agreements and other arrangements with our asset management personnel, which may impact our compensation expenses and profitability.

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

Our financial position and results of operations are materially affected by the overall trends and conditions of the financial markets, particularly in the United States, but increasingly in the other countries in which we operate. Results of any individual period should not be considered representative of future results. Our profitability is sensitive to a variety of factors, including the amount and composition of our assets under management, and the volatility and general level of securities prices and interest rates, among other things. Sustained periods of unfavorable market conditions are likely to affect our profitability adversely. In addition, the diversification of services and products offered, investment performance, access to distribution channels, reputation in the market, attracting and retaining key employees and client relations are significant factors in determining whether we are successful in attracting and retaining clients. The economic downturn of fiscal years 2008 and 2009 contributed to a significant contraction in our business. We have experienced improvement over the past two years, although we have not recovered to pre-downturn levels.

The financial services business in which we are engaged is extremely competitive. Our competition includes numerous global, national, regional and local asset management firms, broker-dealers and commercial banks. The industry has been impacted by continued economic uncertainty, and in prior years by the consolidation of financial services firms through mergers and acquisitions.

The industry in which we operate is also subject to extensive regulation under federal, state, and foreign laws. Like most firms, we have been impacted by the regulatory and legislative changes. Responding to these changes has required, and will continue to require, us to incur costs that continue to impact our profitability.

All references to fiscal 2011, 2010 or 2009 refer to our fiscal year ended March 31 of that year. Terms such as "we," "us," "our," and "Company" refer to Legg Mason.

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

The financial environment globally and in the United States continued to rebound during fiscal 2011, but challenging conditions persisted throughout most of our fiscal year due to uncertainties surrounding the strength of the economic recovery, continued concerns over budget deficits, and high levels of unemployment. The impact of the earthquake that occurred in Japan in March 2011, along with political unrest in the Middle East, have created new uncertainties.

In spite of these global concerns, the markets continued to increase due to steady improvement in consumer confidence, stabilization of still elevated unemployment rates, and improved performance in corporate earnings across many sectors. During fiscal 2011, the Federal Reserve Board held the discount rate at 0.25%, the lowest in history. The financial environment in which we operate continues to be challenging moving into fiscal 2012.

All three major U.S. equity market indices, as well as the Barclays Capital U.S. Aggregate Bond Index and Barclays Capital Global Aggregate Bond Index, increased significantly during the past two fiscal years as illustrated in the table below:

	% Change for the year ended March 31,
Indices(1)	2011	2010

Dow Jones Industrial Average	13.48%	42.68%
S&P 500	13.37%	46.57%
NASDAQ Composite Index	15.98%	56.87%
Barclays Capital U.S. Aggregate Bond Index	5.12%	7.69%
Barclays Capital Global Aggregate Bond Index	7.15%	10.23%

(1)
Indices are trademarks of Dow Jones & Company, McGraw-Hill Companies, Inc., NASDAQ Stock Market, Inc., and Barclays Capital, respectively, which are not affiliated with Legg Mason.

The following table sets forth, for the periods indicated, amounts in the Consolidated Statements of Income as a percentage of operating revenues and the increase (decrease) by item as a percentage of the amount for the previous period:

	Percentage of Operating Revenues			Period to Period Change(1)
	2011	Years Ended March 31, 2010	2009	2011 Compared to 2010	2010 Compared to 2009

Operating Revenues
Investment advisory fees
Separate accounts	29.3%	30.9%	30.3%	0.1%	(19.9)%
Funds	53.4	51.9	54.7	8.7	(25.5)
Performance fees	3.5	2.7	0.5	35.3	310.0
Distribution and service fees	13.6	14.3	14.2	1.0	(21.0)
Other	0.2	0.2	0.3	4.6	(47.6)

Total operating revenues	100.0	100.0	100.0	5.7	(21.5)

Operating Expenses
Compensation and benefits	41.0	42.2	33.7	2.6	(1.8)
Transition-related compensation	1.6	—	—	n/m	n/m

Total compensation and benefits	42.6	42.2	33.7	6.7	(1.8)
Distribution and servicing	25.6	26.3	28.9	3.0	(28.7)
Communications and technology	5.8	6.2	5.6	(0.7)	(13.4)
Occupancy	5.0	6.0	6.2	(12.2)	(25.1)
Amortization of intangible assets	0.8	0.8	1.1	0.6	(37.6)
Impairment of goodwill and intangible assets	—	—	39.0	n/m	n/m
Other	6.3	6.3	5.4	5.3	(7.9)

Total operating expenses	86.1	87.8	119.9	3.6	(42.5)

Operating Income (Loss)	13.9	12.2	(19.9)	20.4	n/m

Other Income (Expense)
Interest income	0.3	0.3	1.7	25.7	(86.9)
Interest expense	(3.3)	(4.8)	(5.5)	(27.0)	(30.9)
Fund support	—	0.9	(68.0)	n/m	n/m
Other	2.1	3.2	(3.5)	(31.4)	n/m
Other non-operating income (expense) of consolidated investment vehicles	0.1	0.7	0.2	(90.2)	n/m

Total other income (expense)	(0.8)	0.3	(75.1)	n/m	n/m

Income (Loss) before Income Tax Provision (Benefit)	13.1	12.5	(95.0)	10.8	n/m
Income tax provision (benefit)	4.3	4.5	(36.5)	0.6	n/m

Net Income (Loss)	8.8	8.0	(58.5)	16.5	n/m
Less: Net income (loss) attributable to noncontrolling interest	(0.3)	0.2	0.1	n/m	n/m

Net Income (Loss) Attributable to Legg Mason, Inc.	9.1%	7.8%	(58.6)%	24.3	n/m

n/m—not meaningful

(1)
Calculated based on the change in actual amounts between fiscal years as a percentage of the prior year amount.

FISCAL 2011 COMPARED WITH FISCAL 2010

Financial Overview

Net income attributable to Legg Mason, Inc. for the year ended March 31, 2011 totaled $253.9 million, or $1.63 per diluted share, compared to $204.4 million, or $1.32 per diluted share, in the prior year. The increase in Net Income was primarily due to the net impact of increased operating revenues, reflecting a more favorable asset mix and increased performance fees, reduced interest expense, and a change in the U.K. tax rate. These increases were offset in part by the impact of transition-related compensation, the impact of gains on fund support recognized in the prior year, and an increase in costs associated with closed-end fund launches. These items are further discussed in "Results of Operations" below. Adjusted Income (see Supplemental Non-GAAP Financial Information) was $439.2 million, or $2.83 per diluted share, compared to $381.3 million, or $2.45 per diluted share, in the prior year. This increase was primarily due to the increase in Net Income, as previously discussed, excluding the impact of the current year U.K. tax rate change and fund support gains in the prior year. Operating margin increased to 13.9% from 12.2% in the prior year. Operating margin, as adjusted (see Supplemental Non-GAAP Financial Information) increased to 23.2% from 20.7% in the prior year.

Assets Under Management

The components of the changes in our assets under management ("AUM") (in billions) for the years ended March 31 were as follows:

	2011	2010

Beginning of period	$684.5	$632.4
Investment funds, excluding liquidity funds(1)
Subscriptions	49.5	38.8
Redemptions	(44.3)	(40.2)
Separate account flows, net	(52.1)	(76.5)
Liquidity fund flows, net	(14.2)	(4.1)

Net client cash flows	(61.1)	(82.0)
Market performance and other(2)	56.3	134.1
Dispositions	(2.1)	—

End of period	$677.6	$684.5

(1)
Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.
(2)
Includes impact of foreign exchange.

AUM at March 31, 2011 was $678 billion, a decrease of $7 billion or 1% from March 31, 2010. The decrease in AUM was attributable to net client outflows of $61 billion, which were partially offset by market appreciation of $56 billion, of which approximately 17% resulted from the impact of foreign currency exchange fluctuation, and dispositions of $2 billion, relating to the sale of a Singapore-based Asian equity manager. The majority of outflows were in fixed income with $37 billion, or 61% of the outflows, followed by liquidity outflows and equity outflows of $16 billion and $8 billion, respectively. The majority of fixed income outflows were in products managed by Western Asset Management Company ("Western Asset"). We have experienced outflows in our fixed income asset class since fiscal 2008. Equity outflows were primarily experienced by products managed at ClearBridge Advisors LLC ("ClearBridge") and Legg Mason Capital Management, Inc. ("LMCM"), while The Permal Group, Ltd. ("Permal") and Royce & Associates ("Royce) had net inflows. Due in part to investment performance issues, we have experienced net annual equity outflows since fiscal 2007. However, the rate of outflows in this asset class was lower year over year. We generally earn higher fees and profits on equity AUM, and outflows in this asset class will more negatively impact our revenues and net income than would outflows in other asset classes.

During the first quarter of fiscal 2012, Morgan Stanley Smith Barney amended certain historical Smith Barney brokerage programs providing for investment in liquidity funds that our asset managers manage, that resulted in a reduction of approximately $16 billion in liquidity AUM. We are currently waiving much of the management fees generated by these assets, so a loss of this AUM this year would have reduced net advisory revenue by only $8 million and not had a material impact on Net Income due to the impact of revenue sharing arrangements and income taxes. In addition, we expect further amendments to result in an additional $7 billion in liquidity assets being transferred over the next 15 months.

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

AUM by Asset Class

AUM by asset class (in billions) as of March 31 were as follows:

	2011	% of Total	2010	% of Total	% Change

Equity	$189.6	28.0	$173.8	25.4	9.1
Fixed income	356.6	52.6	364.3	53.2	(2.1)
Liquidity	131.4	19.4	146.4	21.4	(10.2)

Total	$677.6	100.0	$684.5	100.0	(1.0)

The component changes in our AUM by asset class (in billions) for the fiscal year ended March 31, 2011 were as follows:

	Equity	Fixed Income	Liquidity	Total

March 31, 2010	$173.8	$364.3	$146.4	$684.5
Investment funds, excluding liquidity funds
Subscriptions	23.4	26.1	—	49.5
Redemptions	(24.7)	(19.6)	—	(44.3)
Separate account flows, net	(6.9)	(43.5)	(1.7)	(52.1)
Liquidity fund flows, net	—	—	(14.2)	(14.2)

Net client cash flows	(8.2)	(37.0)	(15.9)	(61.1)
Market performance and other	24.0	29.3	0.9	54.2

March 31, 2011	$189.6	$356.6	$131.4	$677.6

Average AUM by asset class (in billions) for the year ended March 31 were as follows:

	2011	% of Total	2010	% of Total	% Change

Equity	$173.8	26.0	$155.7	23.0	11.6
Fixed income	361.6	54.0	370.7	54.9	(2.5)
Liquidity	133.8	20.0	149.1	22.1	(10.3)

Total	$669.2	100.0	$675.5	100.0	(0.9)

AUM by Division

AUM by division (in billions) as of March 31 were as follows:

	2011	% of Total	2010	% of Total	% Change

Americas	$476.8	70.4	$475.8	69.5	0.2
International	200.8	29.6	208.7	30.5	(3.8)

Total	$677.6	100.0	$684.5	100.0	(1.0)

The component changes in our AUM by division (in billions) for the year ended March 31, 2011 were as follows:

	Americas	International	Total

March 31, 2010	$475.8	$208.7	$684.5
Investment funds, excluding liquidity funds
Subscriptions	28.7	20.8	49.5
Redemptions	(32.6)	(11.7)	(44.3)
Separate account flows, net	(32.0)	(20.1)	(52.1)
Liquidity fund flows, net	(8.1)	(6.1)	(14.2)

Net client cash flows	(44.0)	(17.1)	(61.1)
Market performance and other	45.0	9.2	54.2

March 31, 2011	$476.8	$200.8	$677.6

Investment Performance(1)

Investment performance of our assets under management in the year ended March 31, 2011 was mixed compared to relevant bench marks from the prior year.

The equity markets worked through a difficult year with more recent political upheaval in the Middle East driving a significant increase in oil prices and the earthquake in Japan and subsequent nuclear crisis raising questions about the future of the nuclear power industry. Despite these global concerns, most U.S. indices produced positive returns for our fourth fiscal quarter and our full fiscal year driven by corporate earnings growth resulting in increases in dividends, share buybacks, and mergers and acquisitions activity.

In the fixed income markets, relatively strong economic data, combined with continued accommodative monetary and fiscal policy, continued to alleviate fears of a double-dip recession and caused U.S. Treasury yields to rise across the yield curve.

The yield curve slightly flattened over the quarter and the year as the Federal Reserve kept its funds rate at 0.25% and reiterated that rates would be kept low for an extended period. The worst performing fixed income sector for the year was Government bonds as measured by the Barclays U.S. Government Bond Index returning 4.28%, in contrast to High Yield Bonds, as measured by the Barclays High Yield Bond Index, which returned 14.31% followed by U.S. TIPS, as measured by the Barclays U.S. TIPS Index, which returned 7.91% for the year.

The following table presents a summary of the percentage of our marketed composite assets(2) that outpaced their benchmarks as of March 31, 2011 and 2010, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of March 31, 2011				As of March 31, 2010
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year

Equity	42%	57%	61%	77%	49%	61%	72%	86%
Fixed income	82%	80%	70%	81%	88%	40%	50%	88%
(1)
Index performance in this section includes reinvestment of dividends and capital gains.

(2)
A composite is an aggregation of discretionary portfolios (separate accounts and investment funds) into a single group that represents a particular investment objective or strategy. Each of our asset managers has its own specific guidelines for including portfolios in its marketed composites. Assets under management that are not managed in accordance with the guidelines are not included in a composite. As of March 31, 2011 and 2010, 89% and 87% of our equity assets under management, respectively, in each period, and 89% and 82%, of our fixed income assets under management, respectively, were in marketed composites.

The following table presents a summary of the percentage of our U.S. mutual fund assets(3) that outpaced their Lipper category averages as of March 31, 2011 and 2010, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of March 31, 2011				As of March 31, 2010
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year

Total long-term	56%	74%	70%	67%	62%	68%	70%	80%
Equity	58%	70%	68%	60%	51%	63%	65%	78%
Fixed income	52%	83%	78%	85%	81%	78%	83%	87%

Revenue by Division

Operating revenues by division (in millions) for the years ended March 31 were as follows:

	2011	% of Total	2010	% of Total	% Change

Americas	$1,917.9	68.9	$1,864.2	70.8	2.9
International	866.4	31.1	770.7	29.2	12.4

Total	$2,784.3	100.0	$2,634.9	100.0	5.7

The increase in operating revenues in the Americas division was primarily due to increased mutual fund advisory fees on assets managed by Royce. The increase in operating revenues in the International division was primarily due to increased mutual fund advisory fees and performance fees on assets managed by the international operations of Western Asset and increased fund revenues at Permal.

(3)
Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of March 31, 2011 and 2010, the U.S. long-term mutual fund assets represented in the data accounted for 17% and 16%, respectively, of our total assets under management. The performance of our U.S. long-term mutual fund assets is included in the marketed composites.

Business Model Streamlining Initiative

In May 2010, we announced an initiative to streamline our business model to drive increased profitability and growth that includes: (i) transitioning certain shared services to our investment affiliates which are closer to the actual client relationships; and (ii) sharing in affiliate revenue with our Americas distribution group. We project that the initiative will result in $130 million to $150 million in expense reductions that will be fully realized on an annualized basis by the fourth quarter of fiscal 2012. These expense savings consist of (i) approximately $75 million in compensation and benefits cost reductions from eliminating positions in certain corporate shared services functions as a result of transitioning such functions to the affiliates, and charging affiliates for other centralized services that will continue to be provided to them without any corresponding adjustment in revenue sharing or other compensation arrangements; (ii) approximately $50 million in non-compensation costs from eliminating and streamlining activities in our corporate and distribution business units, including savings associated with consolidating office space; and (iii) approximately $15 million from our Americas distribution group sharing in affiliate revenues from retail assets under management without any corresponding adjustment in revenue sharing or other compensation arrangements.

The initiative involves approximately $115 million to $135 million in transition-related costs that primarily include charges for employee termination benefits and incentives to retain employees during the transition period. The transition-related costs will also include charges for consolidating leased office space, early contract terminations, asset disposals and professional fees. During fiscal 2011, transition-related costs totaled $54.4 million, which, net of related cost-savings, reduced our operating income by $42 million. Substantially all of the remaining costs will be accrued in fiscal 2012.

The nature and amount of transition costs and savings are based on estimates. While management expects the total costs and savings to be within the ranges disclosed, actual results may differ in amount and nature from these estimates. The achievement of all projected cost savings and margin improvements, as well as the amount and nature of transition-related costs, will be subject to many factors, including market conditions and other factors affecting our financial results, and those of our affiliates, and the rate of AUM growth. In addition, our business is dynamic and may require us to incur incremental expenses from time-to-time to grow and better support our business. See Note 16 of Notes to Consolidated Financial Statements for additional information on our business streamlining initiative.

RESULTS OF OPERATIONS

Effective with the April 1, 2010 adoption of a new accounting standard on consolidation, we consolidate and separately identify certain sponsored investment vehicles, the most significant of which is a collateralized loan obligation entity ("CLO"). The consolidation of these investment vehicles has no impact on Net Income Attributable to Legg Mason, Inc. and does not have a material impact on our consolidated operating results. We also hold investments in certain consolidated sponsored investment funds and the change in the value of these investments, which is recorded in Other non-operating income (expense), is reflected in our Net Income, net of amounts allocated to noncontrolling interests. The impact of the consolidation of investment vehicles is presented in our "Consolidated Statements of Income, Excluding Consolidated Investment Vehicles" (See Supplemental Non-GAAP Financial Information). Also, see Notes 1 and 18 of Notes to Consolidated Financial Statements for additional information regarding the consolidation of investment vehicles.

Operating Revenues

Total operating revenues for the year ended March 31, 2011 were $2.8 billion, an increase of 6% from $2.6 billion in the prior year, despite a 1% decrease in average AUM, reflecting increased revenue yields due to a more favorable asset mix and higher performance fees. These increases were offset in part by an increase in fee waivers on certain liquidity funds in order to maintain certain yields to investors.

Investment advisory fees from separate accounts were relatively flat at $815.6 million, as a decrease of $25.4 million, resulting from lower average fixed income assets at Western Asset, was offset by an $18.6 million increase due to higher average equity assets managed by Batterymarch Financial Management, Inc. ("Batterymarch") and Royce, a $5.1 million increase due to higher average fixed income assets managed by Brandywine Global Management, LLC ("Brandywine"), and a $2.2 million increase due to subordinate fees received from certain CLOs managed by Western Asset.

Investment advisory fees from funds increased $119.3 million, or 9%, to $1.5 billion. Of this increase, $111.5 million was the result of higher average equity assets managed at Royce, Permal, and ClearBridge, and

$84.4 million was the result of higher average fixed income assets managed at Western Asset. These increases were offset in part by a $45.7 million decrease due to lower average liquidity assets managed at Western Asset and a $36.0 million decrease as a result of fee waivers on liquidity funds managed by Western Asset, primarily to maintain certain yields to investors.

Performance fees increased 35%, or $25.2 million, to $96.7 million during fiscal 2011, driven by fees earned on assets managed at Western Asset, Permal and Brandywine.

Distribution and service fees increased 1% to $379.2 million, primarily as a result of an increase in average mutual fund AUM subject to distribution and servicing fees offset in part by the impact of increased fee waivers related to liquidity funds managed by Western Asset.

Operating Expenses

Total compensation and benefits increased $74.1 million to $1.2 billion. Compensation and benefits, excluding transition-related compensation of $45.0 million, which represents severance and retention incentive costs, increased $29.0 million, or 3%, to $1.14 billion. This increase was driven by a $68.6 million increase in revenue share-based compensation resulting from higher revenues and a reduction in operating expenses at revenue share-based affiliates in fiscal 2011 and a $7.5 million increase in incentive compensation for non-revenue share-based affiliates and administrative and sales personnel. These increases were offset in part by a $45.7 million reduction in deferred compensation obligations due to the impact of reduced market gains on assets invested for deferred compensation plans, which are recorded in Other non-operating income (expense), as well as, a $6.1 million reduction in deferred compensation expense at non-revenue share-based affiliates. The impact of reduced headcount, primarily related to our business streamlining initiatives, also reduced compensation and benefits by $6.0 million.

Compensation as a percentage of operating revenues increased to 42.6% from 42.2% in the prior fiscal year primarily due to the impact of increased revenues at revenue share-based affiliates that retain a higher percentage of revenues as compensation, and transition-related compensation. These increases were substantially offset by the impact of compensation decreases related to reduced market gains on assets invested for deferred compensation plans and seed capital investments and the impact of lower corporate compensation on increased revenues.

We have an arrangement with an affiliate under which the affiliate's incentive compensation pool under a revenue sharing agreement has been reduced over the last two years to reimburse the parent company for certain expenses, while at the same time the parent company has provided an equivalent amount of deferred compensation to the affiliate's employees. A portion of the deferred compensation was granted in the form of restricted stock awards and the remainder in cash awards granted under a non-qualified plan, both of which will vest over periods of three to four years. The amount by which the affiliate's incentive compensation will be reduced in fiscal 2012 under the arrangement will be significantly less than the reduction in fiscal 2011. In addition, there will be an increase in the amount of non-cash amortization expense associated with the vesting of the deferred compensation awards from prior years. The combined impact will result in a $74 million increase in compensation and benefits in fiscal 2012, which will be recognized ratably over the year. This arrangement will continue for the subsequent five years, however, the incremental effect on compensation expense from year to year will be far less significant.

Distribution and servicing expenses increased 3% to $712.8 million, primarily as a result of an increase in average AUM in certain products for which we pay fees to third-party distributors and an increase of $14.5 million in structuring fees related to closed-end fund launches offset in part by the impact of liquidity fund fee waivers that reduce the amounts paid to our distributors.

Communications and technology expense decreased 1% to $162.0 million, of which $9.2 million resulted from the full depreciation of certain assets prior to or during the current year, offset in part by a $6.6 million increase in technology consulting and outsourcing fees, primarily related to our business streamlining initiatives.

Occupancy expense decreased 12% to $137.9 million, primarily due to the impact of a $19.3 million charge in the prior year as a result of subleasing space in our corporate headquarters in fiscal 2010.

Amortization of intangibles remained relatively flat at $22.9 million.

Other expenses increased $8.9 million to $176.6 million, primarily as a result of a $10.3 million increase in travel and entertainment and advertising costs, a $5.6 million increase in state franchise taxes, a $4.2 million increase in professional fees, and a $5.4 million increase in charges related to trading errors and expense reimbursements paid to certain mutual funds. These increases were offset in part by the impact of a $19.0 million investor settlement in the prior year.

Non-Operating Income (Expense)

Interest income increased 26% to $9.2 million driven by higher average interest rates, offset in part by a $0.9 million decrease due to lower average investment balances.

Interest expense decreased 27% to $92.2 million, primarily as a result of the exchange of our Equity Units in August 2009 and the repayment of the $550 million outstanding term loan balance in January 2010, which reduced interest expense by $14.8 million and $12.2 million, respectively.

As of March 31, 2010, all fund support arrangements had expired or were terminated in accordance with their terms. Fund support gains were $23.2 million in the prior year. The gains primarily represent the reversal of unrealized, non-cash losses recorded in fiscal 2009 on liquidity fund support arrangements for our offshore funds.

Other non-operating income (expense) decreased $27.3 million, primarily as a result of a $46.7 million reduction in unrealized market gains on assets invested for deferred compensation plans, which were substantially offset by corresponding compensation decreases discussed above, and a $4.3 million reduction in unrealized market gains on investments in proprietary fund products. These decreases were offset in part by the impact of $22.0 million in charges related to the exchange of our Equity Units in the prior year.

Other non-operating income (expense) of CIVs decreased $15.6 million, to a gain of $1.7 million, due to losses associated with an increase in fair value of the debt related to a CIV.

Income Tax Provision

The provision for income taxes was $119.4 million compared to $118.7 million in the prior year. During fiscal 2011, the U.K. Finance Bill of 2010 was enacted, which reduced the corporate tax rate from 28% to 27% for periods beginning after April 1, 2011. The impact of the tax rate change on certain existing deferred tax liabilities resulted in a tax benefit of approximately $8.9 million.

The effective tax rate was 32.7% compared to 36.0% in the prior year. The effective tax rate, excluding the impact of CIVs, was 32.0% and 36.7% as of March 31, 2011 and 2010, respectively. This decrease was primarily driven by the revaluation of certain deferred tax assets and liabilities as a result of the enactment of the U.K. tax rate reduction and adjustments to state tax rates impacted by apportionment changes. In addition, the current period benefited from adjustments resulting from the finalization of prior period tax positions.

Although not yet enacted, additional proposed reductions in the U.K. corporate tax rate to 26% in fiscal 2012 and 25% in fiscal 2013 are expected. Each one percentage point reduction in the U.K. corporate tax rate will result in a tax benefit of approximately $8.9 million at the time of enactment, based on the amount of deferred tax assets and liabilities as of March 31, 2011, that have to be revalued at the new rate.

Supplemental Non-GAAP Financial Information

Consolidated Statements of Income, Excluding Consolidated Investment Vehicles

Effective with the April 1, 2010 adoption of a new financial accounting standard on consolidation, we now consolidate and separately identify certain sponsored investment vehicles, the most significant of which is a CLO. In presenting our "Consolidated Statements of Income, Excluding Consolidated Investment Vehicles," we add back the investment advisory and distribution and servicing fees that are eliminated upon the consolidation of investment vehicles and exclude the operating expenses and the impact on non-operating income (expense) and noncontrolling interests of CIVs.

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

The following tables present a reconciliation of our Consolidated Statements of Income presented on a GAAP basis to our Consolidated Statements of Income, Excluding Consolidated Investment Vehicles for the years ended March 31, 2011 and 2010:

	For the Years Ended March 31,
	2011			2010
	GAAP Basis	CIVs	Non-GAAP Basis— Excluding CIVs	GAAP Basis	CIVs	Non-GAAP Basis— Excluding CIVs

Total operating revenues	$2,784,317	$4,133	$2,788,450	$2,634,879	$2,779	$2,637,658
Total operating expenses	2,397,509	(571)	2,396,938	2,313,696	680	2,314,376

Operating Income	386,808	4,704	391,512	321,183	2,099	323,282

Other non-operating income (expense)	(21,611)	3,680	(17,931)	8,473	(8,520)	(47)

Income (Loss) before Income Tax Provision	365,197	8,384	373,581	329,656	(6,421)	323,235
Income tax provision	119,434	—	119,434	118,676	—	118,676

Net Income (Loss)	245,763	8,384	254,147	210,980	(6,421)	204,559
Less: Net income (loss) attributable to noncontrolling interests	(8,160)	8,384	224	6,623	(6,421)	202

Net Income Attributable to Legg Mason, Inc.	$253,923	$—	$253,923	$204,357	$—	$204,357

Adjusted Income

As supplemental information, we are providing a performance measure that is based on a methodology other than generally accepted accounting principles ("non-GAAP") for "Adjusted Income" that management uses as a benchmark in evaluating and comparing the period-to-period operating performance of Legg Mason, Inc. and its subsidiaries.

We define "Adjusted Income" as Net Income (Loss) Attributable to Legg Mason, Inc. plus amortization and deferred taxes related to intangible assets and goodwill, and imputed interest and tax benefits on contingent convertible debt less deferred income taxes on goodwill and indefinite-life intangible asset impairment, if any. We also adjust for non-core items that are not reflective of our economic performance, such as impairment charges and the impact of tax rate adjustments on certain deferred tax liabilities related to indefinite-life intangible assets and goodwill, and net money market fund support losses (gains).

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

In calculating Adjusted Income we add the impact of the amortization of intangible assets from acquisitions, such as management contracts, to Net Income to reflect the fact that these non-cash expenses distort comparisons of our operating results with the results of other asset management firms that have not engaged in significant acquisitions. Deferred taxes on indefinite-life intangible assets and goodwill include actual tax benefits from amortization deductions that are not realized under GAAP absent an impairment charge or the disposition of the related business. Because we fully expect to realize the economic benefit of the current period tax amortization, we add this benefit to Net Income in the calculation of Adjusted Income. However, because of our net operating loss carryforward, we will receive the benefit of the current tax amortization over time. Conversely, we subtract the non-cash income tax benefits on goodwill and indefinite-life intangible asset impairment charges and U.K. tax rate adjustments on excess book basis on certain acquired indefinite-life intangible assets that have been recognized under GAAP. We also add back imputed interest on contingent convertible debt, which is a non-cash expense, as well as the actual tax benefits on the related contingent convertible debt that are not realized under GAAP. We also add (subtract) other non-core items, such as net money market fund support losses (gains) (net of losses on the sale of the underlying structured investment vehicle ("SIV") securities, if applicable). These adjustments reflect that these items distort comparisons of our operating results to prior periods and the results of other asset management firms that have not engaged in money market fund support transactions or significant acquisitions, including any related impairments.

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

A reconciliation of Net Income Attributable to Legg Mason, Inc. to Adjusted Income (in thousands except per share amounts) is as follows:

	For the Years Ended March 31,
	2011	2010

Net Income Attributable to Legg Mason, Inc.	$253,923	$204,357
Plus (less):
Amortization of intangible assets	22,913	22,769
Deferred income taxes on intangible assets:
Tax amortization benefit	134,602	136,252
U.K. tax rate adjustment	(8,878)	—
Imputed interest on convertible debt	36,688	34,445
Net money market fund support gains(1)	—	(16,565)

Adjusted Income	$439,248	$381,258

Net Income per diluted share Attributable to Legg Mason, Inc. common shareholders	$1.63	$1.32
Plus (less):
Amortization of intangible assets	0.15	0.14
Deferred income taxes on intangible assets:
Tax amortization benefit	0.87	0.88
U.K. tax rate adjustment	(0.06)	—
Imputed interest on convertible debt	0.24	0.22
Net money market fund support gains(1)	—	(0.11)

Adjusted Income per diluted share	$2.83	$2.45

(1)
Net of income taxes.

Operating Margin, as Adjusted

We calculate "Operating Margin, as Adjusted," by dividing (i) Operating Income, adjusted to exclude the impact on compensation expense of gains or losses on investments made to fund deferred compensation plans, the impact on compensation expense of gains or losses on seed capital investments by our affiliates under revenue sharing agreements, transition-related costs of streamlining our business model, income (loss) of CIVs, and impairment charges by (ii) our operating revenues, adjusted to add back net investment advisory fees eliminated upon consolidation of investment vehicles, less distribution and servicing expenses which we use as an approximate measure of revenues that are passed through to third parties, which we refer to as "adjusted operating revenues." The compensation items, other than transition-related costs, are removed from Operating Income in the calculation because they are offset by an equal amount in Other non-operating income (expense), and thus have no impact on Net Income. Transition-related costs and income (loss) of CIVs are removed from Operating Income in the calculation because these items are not reflective of our core asset management operations. We use adjusted operating revenues in the calculation to show the operating margin without distribution and servicing expenses, which we use to approximate our distribution revenues that are passed through to third parties as a direct cost of selling our products, although distribution and servicing expenses may include commissions paid in connection with the launching of closed-end funds for which there is no corresponding revenue in the period. Adjusted operating revenues also include our advisory revenues we receive from CIVs that are eliminated in consolidation under GAAP.

We believe that Operating Margin, as Adjusted, is a useful measure of our performance because it provides a measure of our core business activities excluding items that have no impact on Net Income and because it indicates what our operating margin would have been without the distribution revenues that are passed through to third parties as a direct cost of selling our products, transition-related costs, and the impact of the consolidation of certain investment vehicles described above. The consolidation of these investment vehicles does not have an impact on Net Income Attributable to Legg Mason, Inc. This measure is provided in addition to our operating margin calculated under GAAP, but is not a substitute for calculations of margins under GAAP and may not be comparable to non-GAAP performance measures, including measures of adjusted margins, of other companies.

The calculation of operating margin and operating margin, as adjusted, is as follows:

	For the Years Ended March 31,
	2011	2010

Operating Revenues, GAAP basis	$2,784,317	$2,634,879
Plus (less):
Operating revenues eliminated upon consolidation of investment vehicles	4,133	2,779
Distribution and servicing expense excluding consolidated investment vehicles	(712,779)	(691,868)

Operating Revenues, as adjusted	$2,075,671	$1,945,790

Operating Income	$386,808	$321,183
Plus (less):
Gains (losses) on deferred compensation and seed investments	36,274	79,316
Transition-related costs	54,434	—
Operating income and expenses of consolidated investment vehicles	4,704	2,099

Operating Income, as Adjusted	$482,220	$402,598

Operating margin, GAAP basis	13.9%	12.2%
Operating margin, as adjusted	23.2	20.7

FISCAL 2010 COMPARED WITH FISCAL 2009

Financial Overview

Net income attributable to Legg Mason, Inc. for the year ended March 31, 2010 totaled $204.4 million, or $1.32 per diluted share, compared to Net loss attributable to Legg Mason, Inc. of $1.97 billion, or $13.99 per diluted share, in the prior year. This increase was primarily due to the impact of $1.4 billion of losses, net of income tax benefits and compensation related adjustments, related to the elimination of the exposure to SIVs in liquidity funds managed by a subsidiary in the prior fiscal year. The impact of impairment charges related to goodwill and intangible assets, primarily in our former Wealth Management division (see Note 5 of Notes to Consolidated Financial Statements), $863.4 million, net of income tax benefits, recorded in the prior fiscal year also contributed to the increase. Adjusted income (see Supplemental Non-GAAP Financial Information) was $381.3 million, or $2.45 per diluted share, compared to an adjusted loss of $1.2 billion, or $8.47 per diluted share, in the prior year. This increase was primarily due to the impact of $1.7 billion of net realized losses on the sale of SIV securities in the prior fiscal year. Operating margin increased to 12.2% from (19.9)% in the prior year, primarily due to the impact of impairment charges related to goodwill and intangible assets recorded in the prior fiscal year. Operating margin, as adjusted (see Supplemental Non-GAAP Financial Information) decreased to 20.7% from 23.9% in the prior year.

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
(2)
Includes impact of foreign exchange.

AUM at March 31, 2010 were $685 billion, an increase of $52 billion or 8% from March 31, 2009. The increase in AUM was attributable to market appreciation of $134 billion, of which approximately 6% resulted from the impact of foreign currency exchange fluctuation, which was partially offset by net client outflows of $82 billion. The majority of outflows were in fixed income with $64 billion, or 78% of the outflows, followed by equity outflows and liquidity outflows of $15 billion and $3 billion, respectively. The majority of fixed income outflows were in products managed by Western Asset and Brandywine that had experienced past investment underperformance, although their performance improved significantly during fiscal 2010. Equity outflows were primarily experienced by products managed at ClearBridge, Batterymarch, Permal and LMCM.

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

Although the unemployment rate remains high, the U.S. economy continued to slowly show signs of recovery. A strong rebound in corporate earnings, improvements in existing home sales and consumer spending, and stabilization in the financial services industry helped to restore some level of investor confidence. However, uncertainty in the markets remained, as best evidenced by the May 6, 2010 intraday sell-off and subsequent rebound. With concerns regarding the credit quality of certain European nations, and as government stimulus initiatives continued globally, debates about inflation and deflation loomed.

In the fixed income markets, government yields continued to rise as investors grew concerned about the need to finance the growing federal deficit and demand for government bonds decreased due to investors' returning appetite for risk. Most sector spreads declined in 2009 as investors returned to riskier securities such as high-yield bonds and emerging market debt securities. Investment grade corporate bonds delivered their strongest performance on record with 2000 basis points in excess returns over treasuries in 2009.

For the 1-year period, the Treasury yield curve was historically steep as the Federal Reserve continued to keep federal funds at close to 0%. The worst performing fixed income sector was Government bonds as measured by the Barclays U.S. Government Bond returning (3.70)%, in contrast to High Yield Bonds which returned 58.21% for 2009.

The following table presents a summary of the percentage of our marketed composite assets(2) that outpaced their benchmarks as of March 31, 2010 and 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of March 31, 2010				As of March 31, 2009
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year

Equity	49%	61%	72%	86%	49%	53%	58%	88%
Fixed income	88%	40%	50%	88%	31%	12%	32%	17%

The following table presents a summary of the percentage of our U.S. mutual fund assets(3) that outpaced their Lipper category as of March 31, 2010 and 2009, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of March 31, 2010				As of March 31, 2009
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year

Total long-term	62%	68%	70%	80%	43%	52%	47%	75%
Equity	51%	63%	65%	78%	47%	60%	49%	76%
Fixed income	81%	78%	83%	87%	38%	41%	45%	72%

Revenue by Division

Operating revenues by division (in millions) for the years ended March 31 were as follows:

	2010	% of Total	2009	% of Total	% Change

Americas	$1,864.2	70.8	$2,290.5	68.2	(18.6)
International	770.7	29.2	1,066.9	31.8	(27.8)

Total	$2,634.9	100.0	$3,357.4	100.0	(21.5)

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

Operating expenses in fiscal 2010 continued to benefit from the cost reduction initiatives implemented in fiscal 2009, with many of the more significant actions implemented in the December 2008 quarter. The discussion below for each of our operating expenses identifies the amount of variance attributable to cost savings achieved in fiscal 2010, where applicable.

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

Due to increases in the net asset values of previously supported liquidity funds, in fiscal 2010 we reversed unrealized, non-cash losses recorded in fiscal 2009 of $20.6 million related to liquidity fund support arrangements for our offshore funds that did not involve SIVs. During fiscal 2009, fund support losses were $1.7 billion, primarily as a result of SIV price deterioration and our elimination of SIV exposure. See Note 19 of Notes to Consolidated Financial Statements for additional information on fund support.

Other non-operating income (expense) increased $203.9 million to income of $86.9 million, primarily as a result of an increase of $133.7 million in unrealized market gains on assets invested for deferred compensation plans, which are substantially offset by corresponding compensation increases discussed above, and $86.9 million in unrealized market gains on investments in proprietary fund products, which are partially offset by corresponding compensation increases discussed above. These increases were offset in part by the impact of $22.0 million in charges related to the exchange of substantially all of our Equity Units in fiscal 2010.

Income Tax Provision (Benefit)

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

Supplemental Non-GAAP Financial Information

Consolidated Statements of Income, excluding Consolidated Investment Vehicles

The following tables present a reconciliation of our Consolidated Statements of Income presented on a GAAP basis to our Consolidated Statements of Income, Excluding Consolidated Investment Vehicles for the years ended March 31, 2010 and 2009:

	For the Years Ended March 31,
	2010			2009
	GAAP Basis	CIVs	Non-GAAP Basis — Excluding CIVs	GAAP Basis	CIVs	Non-GAAP Basis — Excluding CIVs

Total operating revenues	$2,634,879	$2,779	$2,637,658	$3,357,367	$1,232	$3,358,599
Total operating expenses	2,313,696	680	2,314,376	4,026,547	(705)	4,025,842

Operating Income	321,183	2,099	323,282	(669,180)	1,937	(667,243)

Other non-operating income (expense)	8,473	(8,520)	(47)	(2,519,017)	(4,705)	(2,523,722)

Income (Loss) before Income Tax Provision	329,656	(6,421)	323,235	(3,188,197)	(2,768)	(3,190,965)
Income tax provision	118,676	—	118,676	(1,223,203)	—	(1,223,203)

Net Income (Loss)	210,980	(6,421)	204,559	(1,964,994)	(2,768)	(1,967,762)
Less: Net income (loss) attributable to noncontrolling interests	6,623	(6,421)	202	2,924	(2,768)	156

Net Income Attributable to Legg Mason, Inc.	$204,357	$—	$204,357	$(1,967,918)	$—	$(1,967,918)

Adjusted Income

A reconciliation of Net Income Attributable to Legg Mason, Inc. to Adjusted Income (in thousands except per share amounts) is as follows:

	For the Years Ended March 31,
	2010	2009

Net Income Attributable to Legg Mason, Inc.	$204,357	$(1,967,918)
Plus (less):
Amortization of intangible assets	22,769	36,488
Deferred income taxes on intangible assets:
Tax amortization benefit	136,252	142,494
Deferred income taxes on impairment charges	—	(444,618)
Imputed interest on convertible debt	34,445	32,340
Net money market fund support (gains) losses(1)	(16,565)	1,376,579
Impairment charges	—	1,307,970
Net loss on sale of SIV securities(1)	—	(1,674,724)

Adjusted Income	$381,258	$(1,191,389)

Net Income per diluted share attributable to Legg Mason, Inc. common shareholders	$1.32	$(13.99)
Plus (less):
Amortization of intangible assets	0.14	0.26
Deferred income taxes on intangible assets:
Tax amortization benefit	0.88	1.01
Deferred income taxes on impairment charges	—	(3.16)
Imputed interest on convertible debt	0.22	0.23
Net money market fund support (gains) losses(1)	(0.11)	9.79
Impairment charges	—	9.30
Net loss on sale of SIV securities(1)	—	(11.91)

Adjusted income per diluted share	$2.45	$(8.47)

(1)
Includes related adjustments to operating expenses, if applicable, and income tax provision (benefit).

The increase in Adjusted Income was primarily due to the impact of net realized losses of $1.7 billion on the sale of SIV securities in the prior fiscal year.

Operating Margin, as Adjusted

	For the Years Ended March 31,
	2010	2009

Operating Revenues, GAAP basis	$2,634,879	$3,357,367
Plus (less):
Operating revenues eliminated upon consolidation of investment vehicles	2,779	1,232
Distribution and servicing expense excluding consolidated investment vehicles	(691,868)	(969,952)

Operating Revenues, as adjusted	$1,945,790	$2,388,647

Operating Income	$321,183	$(669,180)
Plus (less):
Gains (losses) on deferred compensation and seed investments	79,316	(70,950)
Impairment charges	—	1,307,970
Operating income and expenses of consolidated investment vehicles	2,099	1,937

Operating Income, as Adjusted	$402,598	$569,777

Operating margin, GAAP basis	12.2%	(19.9)%
Operating margin, as adjusted	20.7	23.9

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

The consolidation of variable interest entities as of April 1, 2010 under new accounting guidance, as further discussed in Critical Accounting Policies, did not impact our liquidity and capital resources. We have no rights to the benefits from, nor do we bear the risks associated with, the assets and liabilities of the CIVs, beyond our investments in and investment advisory fees generated from these vehicles, which are eliminated in consolidation. Additionally, creditors of the CIVs have no recourse to our general credit beyond the level of our investment, if any, so we do not consider these liabilities to be our obligations.

Our assets consist primarily of intangible assets, cash and cash equivalents, goodwill, investment securities, and investment advisory and related fee receivables. Our assets have been principally funded by equity capital, long-term debt and the results of operations. At March 31, 2011, our cash and cash equivalents, total assets, long-term debt and stockholders' equity were $1.4 billion, $8.3 billion, $1.2 billion and $5.8 billion, respectively. Total assets and total liabilities of the CIVs at March 31, 2011 were $437 million and $337 million, respectively.

The following table summarizes our consolidated statements of cash flows for the years ended March 31 (in millions):

	2011	2010	2009

Cash flows from operating activities	$412.1	$1,413.1	$382.0
Cash flows used for investing activities	(44.4)	(276.7)	(1,090.9)
Cash flows (used for) from financing activities	(468.5)	(746.7)	329.2
Effect of exchange rate changes	10.8	19.5	(27.2)

Net change in cash and cash equivalents	(90.0)	409.2	(406.9)
Cash and cash equivalents, beginning of year	1,465.9	1,056.7	1,463.6

Cash and cash equivalents, end of year	$1,375.9	$1,465.9	$1,056.7

During fiscal 2011, our cash flows from operating activities were $412.1 million, primarily attributable to our current year net income adjusted for non-cash items. Cash outflows for investing activities during fiscal 2011 were $44.4 million, primarily attributable to payments made for fixed assets. Cash outflows for financing activities of $468.5 million, were driven by the repurchase of 14.6 million of our common shares for $445 million. See Note 13 of Notes to Consolidated Financial Statements for additional information.

During fiscal 2010, cash flows from operating activities were $1,413.1 million, of which $1.0 billion reflects the receipt of income tax refunds resulting from net operating loss carrybacks. The remainder was attributable to net income adjusted for non-cash items. Cash outflows for investing activities during fiscal 2010 were $276.7 million, primarily attributable to cash payments of $180 million made in connection with the acquisition of Permal, and payments for fixed assets of $84.1 million, principally associated with the relocation of our corporate headquarters, partially offset by fund support collateral received of $38.9 million due to the amendment, termination and expiration of certain capital support arrangements. Cash outflows for financing activities were $746.7 million, primarily due to the repayment in January 2010 of the remaining $550 million outstanding balance on our $700 million five-year term loan, $135.0 million of cash consideration paid in the Equity Units exchange offer and the payment of cash dividends.

During fiscal 2009, cash flows from operations were $382.0 million, primarily attributable to revenue declines. Cash outflows for investing activities were $1.1 billion during fiscal 2009, primarily attributable to the purchase of SIV securities from our liquidity funds, which used $2.9 billion. These outflows were offset in part by proceeds from the sale of securities purchased under agreements to resell and SIV securities of $1.1 billion, cash proceeds received for the sale of the implementation and overlay business of Legg Mason Private Portfolio Group ("LMPPG") of $181 million, and the return of a portion of a contingent earn-out payment from the acquisition of PCM of $120 million that was previously funded into escrow. Cash flows from financing activities provided $329.2 million during fiscal 2009, primarily due to $1.1 billion in net proceeds from the offering of Equity Units, offset in part by the repayment of $425 million of 6.75% senior notes and a $250 million repayment on our $500 million unsecured revolving credit facility.

Financing Transactions

The table below reflects our primary sources of financing (in thousands) as of March 31, 2011:

		Amount Outstanding at March 31,
	Total at March 31, 2011
Type		2011	2010	Interest Rate	Maturity

2.5% Convertible Senior Notes	$1,250,000	$1,087,932	$1,051,243	2.50%	January 2015
5.6% Senior Notes from Equity Units	103,039	103,039	103,039	5.60%	June 2021
Revolving Credit Agreement	500,000	250,000	250,000	LIBOR + 2.625%	February 2013

During January 2008, we increased our capital base by $1.25 billion through the sale of 2.5% convertible senior notes. The proceeds strengthened our balance sheet and provided additional liquidity that has been used for general corporate purposes, including the purchase of SIV securities from our liquidity funds. The senior notes bear interest at 2.5%, payable semi-annually in cash. We are accreting the carrying value to the principal amount at maturity using an imputed interest rate of 6.5% (the effective borrowing rate for non-convertible debt at the time of issuance) over its expected life of seven years, resulting in additional interest expense for fiscal 2011 and 2010 of approximately $36.7 million and $34.4 million, respectively. In connection with this financing, we entered into economic hedging transactions that increase the effective conversion price of the notes. These hedging transactions had a net cost to us of $83 million, which we paid from the proceeds of the notes. These transactions closed on January 31, 2008.

In May 2008, we issued 23 million Equity Units for $1.15 billion, of which $50 million was used to pay issuance costs. Each unit consists of a 5% interest in $1,000 principal amount of 5.6% Senior Notes due June 30, 2021 and a purchase contract to purchase a varying number of shares of our common stock by June 30, 2011. The notes and purchase contracts are separate and distinct instruments, but their terms are structured to simulate a conversion of debt to equity and potentially remarketed debt approximately three years after issuance. During the September 2009 quarter, we completed an exchange offer for our Equity Units in the form of Corporate Units in order to increase our equity capital levels and reduce the amount of our outstanding debt and related interest expense. We exchanged 91% of our outstanding Corporate Units, each for 0.8881 of a share of our common stock and $6.25 in cash per Corporate Unit, equating to 18.6 million shares of Legg Mason common stock and $135.0 million of cash, including cash paid in lieu of fractional shares and transaction costs. In connection with this transaction, we incurred transaction costs of approximately $22 million, of which $15.7 million was in cash. Approximately 2.1 million Equity Units with $103 million of 5.6% Senior Notes remain outstanding. We are in the process of evaluating our options for remarketing the Senior Notes by June 30, 2011. See Note 7 of Notes to Consolidated Financial Statements for additional information.

During November 2007, we borrowed an aggregate of $500 million under our unsecured revolving credit facility for general corporate purposes. In March 2009, we repaid $250 million of the outstanding borrowings under this credit facility. The facility may be prepaid at any time and contains customary covenants and default provisions. The facility was scheduled to mature on October 14, 2010; however, in fiscal 2010, the credit agreement was amended to extend the maturity date to February 11, 2013 and modify covenants, as discussed below.

In October 2005, we borrowed $700 million through a syndicated five-year unsecured floating-rate term loan agreement to primarily fund the cash portion of the purchase price of the Citigroup transaction. During fiscal 2010, we repaid the remaining $550 million outstanding balance of the debt.

The agreements entered into as part of our January 2008 issuance of $1.25 billion in 2.5% convertible senior notes prevent us from incurring additional debt, with a few exceptions, if our debt to EBITDA ratio (as defined in the documents) exceeds 2.5. In order to complete the May 2008 issuance of the Equity Units, we received a waiver of the covenant under which we are prevented from issuing more than $250 million in additional debt at any time when our debt to EBITDA ratio exceeds 2.5. Upon expiration of this waiver on June 30, 2011, we will be unable to incur any additional debt if our debt to EBITDA ratio exceeds 2.5. As of March 31, 2011, our debt to EBITDA ratio was 2.6 and thus the only new debt we could have incurred would be allowed by the covenant exceptions.

At March 31, 2011, our financial covenants under our bank agreements include: maximum net debt to EBITDA ratio of 2.5 and minimum EBITDA to interest expense ratio of 4.0. Debt is defined to include all obligations for borrowed money, excluding the debt incurred in the equity units offering and non-recourse debt, and under capital leases. Under these net debt covenants, our debt is reduced by the amount of our unrestricted cash in excess of the greater of subsidiary cash or $375 million. EBITDA is defined as consolidated net income plus/minus tax expense, interest expense, depreciation and amortization, amortization of intangibles, any extraordinary expenses or losses, and any non-cash charges, as defined. As of March 31, 2011, our net debt to EBITDA ratio was 1.1 and EBITDA to interest expense ratio was 12.9. We have maintained compliance with our covenants at all times during fiscal 2011.

If our net income significantly declines, or if we spend our available cash, it may impact our ability to maintain compliance with these covenants. If we determine that our compliance with these covenants may be under pressure, we may elect to take a number of actions, including reducing our expenses in order to increase our EBITDA, using available cash to repay all or a portion of our $250 million outstanding debt subject to these covenants or seeking to negotiate with our lenders to modify the terms or to restructure our debt. We anticipate that we will have available cash to repay our bank debt, should it be necessary. Using available cash to repay indebtedness would make the cash unavailable for other uses and might affect the liquidity discussions and conclusions above. Entering into any modification or restructuring of our debt would likely result in additional fees or interest payments.

Our outstanding debt is currently impacted by the ratings of two rating agencies. In the event of a downgrade by both rating agencies, the interest rate on our revolving line of credit may increase.

Other Transactions

During fiscal 2010, in connection with the acquisition of Permal, we paid an aggregate of $171 million in cash to acquire the remaining 62.5% of the outstanding preference shares. We also elected to purchase, for $9 million, the rights of the sellers of the preference shares to receive an earnout payment of up to $149 million in two years. As a result of this transaction, there will be no further payments for the Permal acquisition. In addition, during fiscal 2010 and 2009, we paid an aggregate amount of $15.0 million in dividends on the preference shares. All payments for preference shares, including dividends, were recognized as additional goodwill.

During fiscal 2010, we announced a plan to terminate the exchangeable share arrangement related to the acquisition of Legg Mason Canada Inc., in accordance with its terms. In May 2010, 1.1 million shares, representing all remaining outstanding exchangeable shares, were exchanged for shares of our common stock.

During fiscal 2007, in connection with the acquisition of PCM, we paid into escrow the maximum fifth anniversary payment of $300 million of which $150 million remained in escrow subject to certain limited claw-back provisions until July 2009. During fiscal 2009, the contingency was settled at which time $30 million was released from escrow to the sellers and $120 million was returned to us and recorded as a reduction of goodwill.

In April 2008, we completed a sale in which Citigroup Global Markets Inc., an affiliate of Citigroup, acquired a majority of the overlay and implementation business of LMPPG, including its managed account trading and technology platform. The sale produced cash proceeds of approximately $181 million.

Certain of our asset management affiliates maintain various credit facilities for general operating purposes. See Notes 6 and 7 of Notes to Consolidated Financial Statements for additional information. Certain affiliates are also subject to the capital requirements of various regulatory agencies. All such affiliates met their respective capital adequacy requirements.

Liquidity Fund Support

During fiscal 2009, we had arrangements to provide financial support to certain liquidity funds. During fiscal 2009, we purchased and subsequently sold, or reimbursed the funds for a portion of their losses incurred in selling, all outstanding securities issued by SIVs held in various liquidity funds managed by one of our affiliates, the majority of which were previously supported under these arrangements. During fiscal 2009, we also sold Canadian conduit securities purchased from one of our liquidity funds during fiscal 2008. In fiscal 2009, we provided additional support to liquidity funds that was not related to SIV securities. As of March 31, 2010 all support arrangements were terminated or expired.

During fiscal 2009, we paid $2.9 billion for an aggregate $3.0 billion in principal amount (plus $24 million of accrued interest) of non-bank sponsored SIV securities from certain liquidity funds that were previously supported under various capital support agreements ("CSAs") and letters of credit ("LOCs"). Upon the purchase of these securities, the CSAs and LOCs were terminated in accordance with their terms. Collateral of $2.0 billion was returned, which included the return of $1.3 billion of collateral provided during fiscal 2009 to support new or amended CSAs and LOCs.

During fiscal 2009, the $3.0 billion of purchased securities were sold along with $355 million of securities previously supported by a total return swap ("TRS") and $76 million of Canadian conduit securities held on our balance sheet, to third parties for $627.3 million, net of transaction costs. The TRS terminated in accordance with its terms upon the sale of the securities and $209 million of collateral was returned.

During fiscal 2009, we also paid $181.2 million to reimburse two funds for a portion of losses they incurred in selling SIV securities.

During fiscal 2010, the four remaining CSAs to provide up to $42 million in support to two liquidity funds were terminated or expired in accordance with their terms. No amounts were drawn thereunder and $42 million of collateral was returned.

Future Outlook

We expect that over the next 12 months our operating activities will be adequate to support our operating cash needs. In addition to our ordinary operating cash needs, as described above, we anticipate other cash needs during the next 12 months. In connection with the announced plan to streamline our business model, we expect to incur transition-related costs in the range of $115 million to $135 million through March 2012, of which approximately 15% are non-cash charges. During fiscal 2011, $54.4 million of these costs were accrued and substantially all of the remaining costs will be accrued in fiscal 2012. A significant portion of the accrued costs will be paid in fiscal 2012. We project that the initiative will result in annual cost savings of approximately $130 million to $150 million, excluding costs to achieve these savings, and expect to achieve these savings on a run rate basis by the fourth quarter of fiscal 2012. See Note 16 of Notes to Consolidated Financial Statements for information regarding transition-related costs recorded in fiscal 2011.

We currently intend to utilize our other available resources for any number of potential activities, including seed capital investments in new products, repurchase of shares of our common stock, as further discussed below, repayment of outstanding debt, payment of increased dividends, or acquisitions.

As described above, we currently project that our available cash and cash flows from operating activities will be sufficient to fund our iquidity needs. We also currently have approximately $1.0 billion in cash in excess of our working capital requirements, a portion of which we intend to utilize to repurchase up to $400 million of our common stock by the end of fiscal 2012, subject to market conditions and our performance, actual cash flows, and other capital needs. These repurchases will be made under the current Board of Directors authorization to repurchase up to $1 billion of our common stock, announced in May 2010, of which $555 million remains unused as of March 31, 2011. Accordingly, we do not currently expect to raise additional debt or equity financing over the next 12 months. However, there can be no assurances of these expectations as our projections could prove to be incorrect, unexpected events may occur that require additional liquidity, such as an acquisition opportunity or an opportunity to refinance indebtedness, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If these events resulted in our operations and available cash being insufficient to fund liquidity needs, we would likely seek to manage our available resources by taking actions such as reducing future share repurchases, additional cost-cutting, reducing our expected expenditures on investments, selling assets (such as investment securities), repatriating earnings from foreign affiliates, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, or should a large acquisition or refinancing opportunity arise, we may seek to raise additional equity or debt.

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

Off-Balance Sheet Arrangements

Off-balance sheet arrangements, as defined by the Securities and Exchange Commission ("SEC"), include certain contractual arrangements pursuant to which a company has an obligation, such as certain contingent obligations, certain guarantee contracts, retained or contingent interest in assets transferred to an unconsolidated entity, certain derivative instruments classified as equity or material variable interests in unconsolidated entities that provide financing, liquidity, market risk or credit risk support. Disclosure is required for any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity or capital resources. We generally do not enter into off-balance sheet arrangements, as defined, other than those described in the Contractual Obligations section that follows and Consolidation and Liquidity Fund Support discussed in Critical Accounting Policies and Notes 1, 18 and 19 of Notes to Consolidated Financial Statements.

As previously discussed, during fiscal 2009 we had various off-balance sheet arrangements to provide support to certain of our liquidity funds. These arrangements, all of which were terminated or expired prior to March 31, 2010, included letters of credit, capital support agreements and a TRS.

In January 2008, we entered into hedge and warrant transactions on the convertible notes with certain financial institution counterparties to increase the effective conversion price of the convertible senior notes. See Note 6 of Notes to Consolidated Financial Statements.

Contractual and Contingent Obligations

We have contractual obligations to make future payments, principally in connection with our long-term debt and non-cancelable lease agreements. See Notes 6, 7, and 9 of Notes to Consolidated Financial Statements for additional disclosures related to our commitments.

The following table sets forth these contractual obligations (in millions) by fiscal year:

	2012	2013	2014	2015	2016	Thereafter	Total

Contractual Obligations
Short-term borrowings(1)	$250.0	$—	$—	$—	$—	$—	$250.0
Long-term borrowings by contract maturity(2)	1.0	1.2	1.3	1,251.3	6.1	103.0	1,363.9
Interest on short-term and long-term borrowings(2)(3)	46.3	39.0	38.9	38.9	7.5	37.9	208.5
Minimum rental and service commitments	142.3	124.0	100.1	90.0	83.1	522.1	1,061.6

Total Contractual Obligations(4)(5)(6)(7)	$439.6	$164.2	$140.3	$1,380.2	$96.7	$663.0	$2,884.0

(1)
Represents borrowing under our revolving line of credit which does not expire until February 2013. However, we may elect to repay this debt sooner if management elects to utilize a portion of our available cash for this purpose.
(2)
Excludes long-term borrowings of the consolidated CLO of $278.3 million and interest on these long-term borrowings, as applicable. The amount in thereafter is contractually due fiscal 2022, subject to potential remarketing as further described in Note 7 of Notes to Consolidated Financial Statements.
(3)
Interest on floating rate short-term debt is based on rates at March 31, 2011.
(4)
In connection with our restructuring plans, we no longer intend to exercise a put/purchase option on land and a building that was treated as a capital lease. The remaining rental commitment for this facility is included in minimum rental and service commitments above.
(5)
The table above does not include approximately $23.4 million in capital commitments to investment partnerships in which Legg Mason is a limited partner. These obligations will be funded, as required, through the end of the commitment periods through fiscal 2018.
(6)
The table above does not include amounts for uncertain tax positions of $60.2 million (net of the federal benefit for state tax liabilities) because the timing of any related cash outflows cannot be reliably estimated.
(7)
The table above does not include amounts related to our business streamlining initiatives.

MARKET RISK

The Company maintains an enterprise risk management program to oversee and coordinate risk management activities of Legg Mason and its subsidiaries. Under the program, certain risk activities are managed at the subsidiary level. The following describes certain aspects of our business that are sensitive to market risk.

Revenues and Net Income

The majority of our revenue is calculated from the market value of our AUM. Accordingly, a decline in the value of securities will cause our AUM to decrease. In addition, our fixed income and liquidity AUM are subject to the impact of interest rate fluctuations, as rising interest rates may tend to reduce the market value of bonds held in various mutual fund portfolios or separately managed accounts. In the ordinary course of our business we may also reduce or waive investment management fees, or limit total expenses, on certain products or services for particular time periods to manage fund expenses, or for other reasons, and to help retain or increase managed assets. Performance fees may be earned on certain investment advisory contracts for exceeding performance benchmarks. Declines in market values of AUM will result in reduced fee revenues and net income. We generally earn higher fees on equity assets than fees charged for fixed income and liquidity assets. Declines in market values of AUM in this asset class will disproportionately impact our revenues. In addition, under revenue sharing agreements, certain of our affiliates retain different percentages of revenues to cover their costs, including compensation. Our net income, profit margin and compensation as a percentage of operating revenues are impacted based on which affiliates generate our revenues, and a change in AUM at one subsidiary can have a dramatically different effect on our revenues and earnings than an equal change at another subsidiary.

Trading and Non-Trading Assets

Our trading and non-trading assets are comprised of investment securities, including seed capital in sponsored mutual funds and products, limited partnerships, limited liability companies and certain other investment products.

Trading and other current investments, excluding CIVs, at March 31, 2011 and 2010 subject to risk of security price fluctuations are summarized (in thousands) below.

	2011	2010

Investment securities, excluding CIVs:
Trading investments relating to long-term incentive compensation plans	$120,107	$118,096
Trading proprietary fund products and other investments	204,063	142,497
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments	76,340	74,280

Total trading and other current investments, excluding CIVs	$400,510	$334,873

Approximately $96.0 million and $149.8 million of trading and other current investments related to long-term incentive compensation plans as of March 31, 2011 and 2010, respectively, have offsetting liabilities such that fluctuation in the market value of these assets and the related liabilities will not have a material effect on our net income or liquidity. However, it will have an impact on our compensation expense with a corresponding offset in other non-operating income (expense). Trading and other current investments of $72.6 million and $17.3 million at March 31, 2011 and 2010, respectively, relate to other long-term incentive plans for which the related liabilities do not completely offset due to vesting provisions. Therefore, fluctuations in the market value of these trading investments will impact our compensation expense, non-operating income and net income.

Approximately $231.9 million and $167.7 million of trading and other current investments at March 31, 2011 and 2010, respectively, are investments in proprietary fund products and other investments for which fluctuations in market value will impact our non-operating income. Of these amounts, the fluctuations in market value of approximately $30.9 million and $33.0 million of proprietary fund products as of March 31, 2011 and 2010, respectively, have offsetting compensation expense under revenue share agreements. The fluctuations in market value of approximately $39.8 and $19.3 million in proprietary fund products as of March 31, 2011 and 2010, respectively, are substantially offset by gains (losses) on market hedges and therefore do not materially impact Net Income attributable to Legg Mason, Inc. Investments in proprietary fund products are not liquidated until the related fund establishes a track record, has other investors, or a decision is made to no longer pursue the strategy.

Non-trading assets, excluding CIVs, at March 31, 2011 and 2010 subject to risk of security price fluctuations are summarized (in thousands) below.

	2011	2010

Investment securities, excluding CIVs:
Available-for-sale	$11,300	$6,957
Investments in partnerships and LLCs	22,167	23,049
Equity method investments in partnerships, LLCs, and other	155,351	100,160
Other investments	270	1,452

Total non-trading assets, excluding CIVs	$189,088	$131,618

Equity method investments in partnerships and LLCs at March 31, 2011 and 2010 includes approximately $91.9 million and $55.7 million, respectively, of investments related to our involvement with the U.S. Treasury's Public Private Investment Program ("PPIP").

Investment securities of CIVs totaled $82.8 million and $37.2 million as of March 31, 2011 and 2010, respectively, and investments of CIVs totaled $312.8 million and $13.7 million as of March 31, 2011 and 2010, respectively. As of March 31, 2011 and 2010, we held equity investments in the CIVs of $53.7 million and $61.9 million, respectively. Fluctuations in the market value of investments of CIVs in excess of our equity investment will not impact Net Income Attributable to Legg Mason, Inc. However, it may have an impact on other non-operating income (expense) of CIVs with a corresponding offset in net income (loss) attributable to non-controlling interests.

Valuation of trading and non-trading investments is described below within Critical Accounting Policies under the heading "Valuation of Financial Instruments." See Notes 1 and 15 of Notes to Consolidated Financial Statements for further discussion of derivatives.

The following is a summary of the effect of a 20% increase or decrease in the market values of our financial instruments subject to market valuation risks at March 31, 2011:

	Carrying Value	Fair Value Assuming a 20% Increase(1)	Fair Value Assuming a 20% Decrease(1)

Investment securities, excluding CIVs:
Trading investments related to deferred compensation plans	$120,107	$144,128	$96,086
Trading proprietary fund products and other	204,063	244,876	163,250
Equity method investments relating to deferred compensation plans, proprietary fund products and other investments	76,340	91,608	61,072

Total current investments, excluding CIVs	400,510	480,612	320,408
Net investments in CIVs	53,708	64,450	42,966
Available-for-sale investments	11,300	13,560	9,040
Investments in partnerships and LLCs	22,167	26,600	17,734
Equity method investments in partnerships, LLCs, and other	155,351	186,421	124,281
Other investments	270	324	216

Total investments subject to market risk	$643,306	$771,967	$514,645

(1)
Gains and losses related to certain investments in deferred compensation plans and proprietary fund products are directly offset by a corresponding adjustment to compensation expense and related liability. In addition, investments in proprietary fund products of approximately $39.8 million have been hedged to limit market risk. As a result, a 20% increase or decrease in the unrealized market value of our financial instruments subject to market valuation risks would result in a $70.3 million increase or decrease in our pre-tax earnings as of March 31, 2011.

Foreign Exchange Sensitivity

We operate primarily in the United States, but provide services, earn revenues and incur expenses outside the United States. Accordingly, fluctuations in foreign exchange rates for currencies, principally in Brazil, Japan, the United Kingdom, Singapore, and Australia, may impact our comprehensive income and net income. Certain of our affiliates have entered into forward contracts to manage the impact of fluctuations in foreign exchange rates on their results of operations. We do not expect foreign currency fluctuations to have a material effect on our net income or liquidity.

Interest Rate Risk

Exposure to interest rate changes on our outstanding debt is mitigated as a substantial portion of our debt is at fixed interest rates. At March 31, 2011 and 2010, approximately $250.0 million and $253.6 million, respectively, of our outstanding floating rate debt is subject to fluctuations in interest rates and will have an impact on our non-operating income and net income. As of March 31, 2011, we estimate that a 1% change in interest rates would result in a net annual change to interest expense of $2.5 million. See Notes 6 and 7 of Notes to Consolidated Financial Statements for additional disclosures regarding debt.

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

We consider the following to be our critical accounting policies that involve significant estimates or judgments.

Consolidation

Effective April 1, 2010, we adopted new accounting guidance, Accounting Standards Codification ("ASC") Topic 810, "Consolidation," (Statement of Financial Accounting Standards No. 167, "Amendments to Financial Accounting Standards Board Interpretation No. 46(R)") ("SFAS No. 167"), relating to the consolidation of variable interest entities ("VIEs") which includes a new approach for determining who should consolidate a VIE, changes to when it is necessary to reassess who should consolidate a VIE, and changes in the assessment of which entities are VIEs. The application of the new accounting guidance has been deferred for certain investment funds, including money market funds. Investment funds that qualify for the deferral continue to be assessed for consolidation under prior guidance, Financial Accounting Standards Board Interpretation No. 46(R), "Consolidation of Variable Interest Entities — an interpretation of ARB No. 51" ("FIN 46(R)").

In the normal course of our business, we sponsor and are the manager of various types of investment vehicles. Certain of these investment vehicles are considered to be VIEs while others are considered to be voting rights entities ("VREs") subject to traditional consolidation concepts based on ownership rights. For our services, we are entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinate management fees or other incentive fees. Our exposure to risk in these entities is generally limited to any equity investment we have made or are required to make and any earned but uncollected management fees. Uncollected management fees from these VIEs were not material at March 31, 2011. We have not issued any investment performance guarantees to these VIEs, VREs or their investors. Investment vehicles that are considered VREs are consolidated if we have a controlling financial interest in the investment vehicle.

FIN 46(R)

For sponsored investment funds, including money market funds, which qualify for the deferral of new accounting guidance, we determine whether we are the primary beneficiary of a VIE if we absorb a majority of the VIE's expected losses, or receive a majority of the VIE's expected residual returns, if any. Our determination of expected residual returns excludes gross fees paid to a decision maker. It is unlikely that we will be the primary beneficiary for VIEs created to manage assets for clients which qualify for the deferral unless our ownership interest, including interests of related parties, is substantial, unless we may earn significant performance fees from the VIE or unless we are considered to have a material implied variable interest in the VIE. In determining whether we are the primary beneficiary of a VIE which qualifies for the deferral, we consider both qualitative and quantitative factors such as the voting rights of the equity holders, economic participation of all parties, including how fees are earned and paid to us, related party ownership, guarantees and implied relationships. In determining the primary beneficiary, we must make assumptions and estimates about, among other things, the future performance of the underlying assets held by the VIE, including investment returns, cash flows, and credit and interest rate risks. In determining whether a VIE is significant for disclosure purposes, we consider the same factors used for determination of the primary beneficiary.

SFAS No. 167

We sponsor and are the manager for collateralized debt obligation entities ("CDOs") and CLOs that do not qualify for the deferral, and are assessed under the new accounting guidance, as follows. We determine whether we have a variable interest in a VIE by considering if, among other things, we have the obligation to absorb losses, or the right to receive benefits, that are expected to be significant to the VIE. We consider the management fee structure, including the seniority level of our fees, the current and expected economic performance of the entity, as well as other provisions included in the governing documents that might restrict or guarantee an expected loss or residual return. If we have a significant variable interest, we determine whether we are the primary beneficiary of the VIE if we have both the power to direct the activities of the VIE that most significantly impact the entity's economic performance and the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE.

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

See Note 18 of Notes to Consolidated Financial Statements for additional discussion of CIVs and other VIEs.

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

Valuation processes for AUM are dependent on the nature of the assets and any contractual provisions with our clients. Equity securities under management for which market quotations are available are usually valued at the last reported sales price or official closing price on the primary market or exchange on which they trade. Debt securities under management are usually valued at bid, or the mean between the last quoted bid and asked prices, provided by independent pricing services that are based on transactions in debt obligations, quotations from bond dealers, market transactions in comparable securities and various other relationships between securities. Short-term debt obligations are generally valued at amortized cost, which is designed to approximate fair value. The vast majority of our AUM is valued based on data from third parties such as independent pricing services, fund accounting agents, custodians and brokers. This varies slightly from time to time based upon the underlying composition of the asset class (equity, fixed income and liquidity) as well as the actual underlying securities in the portfolio within each asset class. Regardless of the valuation process or pricing source, we have established controls reasonably designed to assess the reasonableness of the prices provided. Where market prices are not readily available, or are determined not to reflect fair value, value may be determined in accordance with established valuation procedures based on, among other things, unobservable inputs. Management fees on AUM where fair values are based on unobservable inputs are not material. As of March 31, 2011, equity, fixed income and liquidity AUM values aggregated $189.6 billion, $356.6 billion, and $131.4 billion, respectively.

As the vast majority of our AUM is valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying valuation of our AUM. Economic events and financial market turmoil have increased market price volatility; however, the valuation of the vast majority of the securities held by our funds and in separate accounts continues to be derived from readily available market price quotations. As of March 31, 2011, less than 1% of total AUM is valued based on unobservable inputs.

Valuation of Financial Instruments

Substantially all financial instruments are reflected in the financial statements at fair value or amounts that approximate fair value, except Legg Mason's long-term debt. Trading investments, Investment securities and derivative assets and liabilities included in the Consolidated Balance Sheets include forms of financial instruments. Unrealized gains and losses related to these financial instruments are reflected in net income or other comprehensive income, depending on the underlying purpose of the instrument.

For equity investments where we do not control the investee, and where we are not the primary beneficiary of a variable interest entity, but can exert significant influence over the financial and operating policies of the investee, we follow the equity method of accounting. The evaluation of whether we exert control or significant influence over the financial and operational policies of its investees requires significant judgment based on the facts and circumstances surrounding each individual investment. Factors considered in these evaluations may include investor voting or other rights, any influence we may have on the governing board of the investee, the legal rights of other investors in the entity pursuant to the fund's operating documents and the relationship between us and other investors in the entity. Substantially all of our equity method investees are investment companies which record their underlying investments at fair value. Therefore, under the equity method of accounting, our share of the investee's underlying net income or loss predominantly represents fair value adjustments in the investments held by the equity method investee. Our share of the investee's net income or loss is based on the most current information available and is recorded as a net gain (loss) on investments within non-operating income (expense).

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

In fiscal 2009, we had in place various credit support arrangements for certain liquidity funds managed by a subsidiary that qualified as derivative transactions. The fair values of these derivative instruments were based on management's estimates of expected outcomes derived from pricing data for the underlying securities and/or detailed collateral analyses. During fiscal 2009, we purchased and subsequently sold all supported securities issued by SIVs held in our liquidity funds, effectively eliminating our exposure to SIVs, and the various support arrangements terminated in accordance with their terms upon the purchase. As of March 31, 2009, four capital support arrangements, which supported investments in non-asset backed securities, remained outstanding. During fiscal 2010, these four remaining capital support arrangements were terminated or expired in accordance with their terms and previously recorded unrealized losses of $20.6 million were recovered. None of these derivative transactions were designated for hedge accounting as defined in accounting guidance for derivative instruments and hedging activities, and the related gains and losses are included in Fund support in the Consolidated Statement of Operations in fiscal 2010 and 2009.

For investments in illiquid or privately-held securities for which market prices or quotations are not readily available, the determination of fair value requires us to estimate the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry. As of March 31, 2011 and 2010, excluding investments in CIVs, we owned approximately $23.8 million and $36.0 million, respectively, of financial investments that were valued on our assumptions or estimates and unobservable inputs.

At March 31, 2011 and 2010, we also have approximately $177.5 million and $123.2 million, respectively, of other investments, such as investment partnerships, that are included in Other noncurrent assets on the Consolidated Balance Sheets, of which approximately $155.4 million and $100.2 million, respectively, are accounted for under the equity method. The remainder is accounted for under the cost method. In addition, as of March 31, 2011 and 2010, we had $76.3 million and $74.3 million, respectively, of equity method investments that are included in Investment securities on the Consolidated Balance Sheets.

The accounting guidance for fair value measurements and disclosures defines fair value and establishes a framework for measuring fair value. The accounting guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value measurement should reflect all of the assumptions that market participants would use in pricing the asset or liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of non-performance.

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

  Level 2 — Financial instruments for which prices are quoted for similar assets and liabilities in active markets; prices are quoted for identical or similar assets in inactive markets; or prices are based on observable inputs, other than quoted prices, such as models or other valuation methodologies. For us, this category may include repurchase agreements, fixed income securities and certain proprietary fund products. This category also includes CLO loans and liabilities of a CIV.

  Level 3 — Financial instruments for which values are based on unobservable inputs, including those for which there is little or no market activity. This category includes derivative assets and liabilities related to investments in partnerships, limited liability companies, and private equity funds. Previously, this category included derivative assets related to fund support agreements and certain owned securities issued by SIVs. This category may also include certain proprietary fund products with redemption restrictions and CLO debt of a CIV.

The valuation of an asset or liability may involve inputs from more than one level of the hierarchy. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Proprietary fund products and certain investments held by CIVs are valued at NAV determined by the fund administrator. These funds are typically invested in exchange traded investments with observable market prices. Their valuations may be classified as Level 1, Level 2 or Level 3 based on whether the fund is exchange traded, the frequency of the related NAV determinations and the impact of redemption restrictions. For investments in illiquid and privately-held securities (private equity and investment partnerships) for which market prices or quotations may not be readily available, including certain investments held by CIVs, management must estimate the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry to which it applies in order to determine fair value. These valuation processes for illiquid and privately-held securities inherently require management's judgment and are therefore classified in Level 3.

The fair values of CLO loans and bonds are determined based on prices from well-recognized third-party pricing services that utilize available market data and are therefore classified as Level 2. Legg Mason has established controls designed to assess the reasonableness of the prices provided. The fair value of CLO debt is valued using a discounted cash flow methodology. Inputs used to determine the expected cash flows include assumptions about forecasted default and recovery rates that a market participant would use in determining the fair value of the CLO's underlying collateral assets. Given the significance of the unobservable inputs to the fair value measurement, the CLO debt valuation is classified as Level 3.

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

As a practical expedient, we rely on the NAVs of certain investments as their fair value. The NAVs that have been provided by investees are derived from the fair values of the underlying investments as of the reporting date.

As of March 31, 2011, approximately 3% of total assets (13% of financial assets measured at fair value) and 10% of total liabilities meet the definition of Level 3. Excluding the assets and liabilities of CIVs, approximately 2% of total assets (13% of financial assets measured at fair value) and no liabilities meet the definition of Level 3.

Any transfers between categories are measured at the beginning of the period.

See Note 3 of Notes to Consolidated Financial Statements for additional information.

Intangible Assets and Goodwill

Balances as of March 31, 2011 are as follows:

	Americas	International	Total

Asset management contracts	$48,692	$4,626	$53,318
Indefinite-life intangible assets	2,601,551	1,152,106	3,753,657
Trade names	7,700	62,100	69,800
Goodwill	907,079	404,573	1,311,652

	$3,565,022	$1,623,405	$5,188,427

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

For indefinite-life intangible assets and goodwill, we project the impact of both net client flows and market appreciation/depreciation on cash flows for the near-term (generally the first five years) based on a year-by-year assessment that considers current market conditions, our past experience, relevant publicly available statistics and projections, internal budgets, and discussions with our own market experts. Beyond five years, our projections for net client flows and market performance migrate towards relevant long-term rates in line with our own results and industry growth statistics. We believe our growth assumptions are reasonable given our consideration of multiple inputs, including internal and external sources described above. However, there continues to be uncertainty in the markets, and our assumptions are subject to change based on fluctuations in our actual results and market conditions.

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

We completed our annual impairment tests of goodwill and indefinite-life intangible assets as of December 31, 2010, and determined that there was no impairment in the value of these assets as of December 31, 2010. Further, no impairment in the value of amortizable intangible assets was recognized during the year ended March 31, 2011, as our estimates of the related future cash flows exceeded the asset carrying values. We have also determined that no triggering events have occurred as of March 31, 2011, therefore, no additional indefinite-life intangible asset and goodwill impairment testing was necessary.

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

The estimated useful lives of amortizable intangible assets currently range from 1 to 7 years with a weighted-average life of approximately 3.6 years.

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

The domestic mutual fund contracts acquired in the Citigroup Asset Management ("CAM") acquisition of $2,502 million and the Permal funds-of-hedge funds contracts of $947 million account for approximately 65% and 25%, respectively, of our indefinite-life intangible assets. For our December 31, 2010 annual impairment test, cash flows from the domestic mutual fund contracts were assumed to have annual growth rates that average approximately 8%. Cash flows on the Permal contracts were assumed to have annual growth rates that average approximately 9%. The projected cash flows from the domestic mutual fund and Permal funds were discounted at 13.2% and 14.5%, respectively. Assuming all other factors remain the same, actual results and changes in assumptions for the domestic mutual fund and Permal fund-of-hedge funds contracts would have to cause our cash flow projections over the long-term to deviate more than 20% and 25%, respectively, from previous projections or the discount rate would have to be raised to 15.0% and 17.0%, respectively, for the asset to be deemed impaired. The approximate fair values of these assets exceed their carrying values by $628 million and $321 million, respectively.

Trade names account for 2% of indefinite-life intangible assets and are primarily related to Permal. We tested these intangible assets using assumptions similar to those described above for indefinite-life contracts.

Goodwill

Goodwill is evaluated at the reporting unit level and is considered for impairment when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. In estimating the implied fair value of the reporting unit, we use valuation techniques based on discounted projected cash flows, similar to techniques employed in analyzing the purchase price of an acquisition target. We have defined the reporting units to be the Americas and International divisions, which are the same as our operating segments. Allocations of goodwill to our divisions for any changes in our management structure, acquisitions and dispositions are based on relative fair values of the businesses added to or sold from the divisions. See Note 17 of Notes to Consolidated Financial Statements for additional information related to business segments.

Significant assumptions used in assessing the implied fair value of the reporting unit under the discounted cash flow method include the projected cash flows generated by the reporting unit, including profit margins, expected cash flow growth rates, and the discount rate used to determine the present value of the cash flows. Cash flow growth rates consider estimates of both AUM flows and market expectations by asset class (equity, fixed income and liquidity), by investment manager and by reporting unit based upon, among other things, historical experience and expectations of future market performance from internal and external sources. The impact of both net client flows and market performance on cash flows are projected for the near-term (generally the first five years) based on a year-by-year assessment that considers current market conditions, our experience, our internal financial projections, relevant publicly available statistics and projections, and discussions with our own market experts. Actual cash flows in any one period may vary from the projected cash flows without resulting in an impairment charge because a variance in any one period must be considered in conjunction with other assumptions that impact projected cash flows.

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

Goodwill in the Americas reporting unit principally originated from the acquisitions of CAM and Royce. The value of this reporting unit is based on projected net cash flows of assets managed in our U.S. mutual funds, closed end funds and other proprietary funds, in addition to separate account assets of our U.S. managers. Goodwill in the International reporting unit principally originated from the acquisitions of Permal and the international CAM businesses. For our December 31, 2010 annual impairment test, the projected cash flows were discounted at 13.2% and 14.0%, respectively, for the Americas and International divisions to determine the present value of cash flows. As of December 31, 2010, the implied fair values materially exceeded the carrying values for both the Americas and International divisions. Projected cash flows, on an aggregate basis across all asset classes in the Americas division, were assumed to have a five-year average annual growth rate of approximately 10%, with a long-term annual growth rate of approximately 8%. Projected cash flows, on an aggregate basis across all asset classes in the International division were assumed to have a five-year average annual growth rate of approximately 8%, with a long-term annual growth rate of approximately 9%. Cash flow growth for the Americas and International divisions over the next five years was based on separate factors for equity, fixed income, and liquidity products. Equity product growth projections were based on historical trends, in context with our long-term growth experience, budgets, and current market conditions. Fixed income product growth projections were based on the past experience of our primary fixed income manager, budgets, and market influences relevant to their business. Long-term growth is based on our historical experience, available historic market statistics, and estimates of future expectations. We believe our growth assumptions are reasonable given our consideration of multiple inputs, including internal and external sources described above. However, our assumptions are subject to change based on fluctuations in our actual results and market conditions. Assuming all other factors remain the same, actual results and changes in assumptions for the Americas and International reporting units would have to cause our cash flow projections for both reporting units over the long-term to deviate approximately 47% and 50%, respectively, from previous projections or the discount rate would have to increase approximately 5.9 and 7.0 percentage points, respectively, for goodwill to be considered for impairment.

As of December 31, 2010, considering relevant prices of our common shares, our market capitalization, along with a reasonable control premium, exceeds the aggregate carrying values of our reporting units.

In December 2010, we announced a realignment of our executive management team, which, among other things, will eliminate the previous separation of the Americas and International divisions into one Global Asset Management business during fiscal 2012. However, as of March 31, 2011, our internal management reporting has not changed. As a result, the Americas and International operating segments continued to be our reporting units.

Stock-Based Compensation

Our stock-based compensation plans include stock options, employee stock purchase plans, market-based performance share awards, restricted stock awards and deferred compensation payable in stock. Under our stock compensation plans, we issue equity awards to directors, officers, and key employees.

In accordance with the applicable accounting guidance, compensation expense for the years ended March 31, 2011, 2010 and 2009 includes compensation cost for all non-vested share-based awards at their grant date fair value amortized over the respective vesting periods on the straight-line method. Unamortized deferred compensation is recognized as a reduction of additional paid-in capital. Also under the accounting guidance, cash flows related to income tax deductions in excess of or less than the stock-based compensation expense are classified as financing cash flows.

We granted 0.7 million, 1.5 million, and 1.5 million stock options in fiscal 2011, 2010 and 2009, respectively. For additional information on share-based compensation, see Note 12 of Notes to Consolidated Financial Statements.

We determine the fair value of each option grant using the Black-Scholes option-pricing model, except for market-based grants, for which we use a Monte Carlo option-pricing model. Both models require management to develop estimates regarding certain input variables. The inputs for the Black-Scholes model include: stock price on the date of grant, exercise price of the option, dividend yield, volatility, expected life and the risk-free interest rate, all of which except the grant date stock price and the exercise price require estimates or assumptions. We calculate the dividend yield based upon the average of the historical quarterly dividend payments over a term equal to the vesting period of the options. We estimate volatility equally weighted between the historical prices of our stock over a period equal to the expected life of the option and the implied volatility of market listed options at the date of grant. The expected life is the estimated length of time an option will be held before it is either exercised or canceled, based upon our historical option exercise experience. The risk-free interest rate is the rate available for zero-coupon U.S. Government issues with a remaining term equal to the expected life of the options being valued. If we used different methods to estimate our variables for the Black-Scholes and Monte Carlo models, or if we used a different type of option-pricing model, the fair value of our option grants might be different.

Income Taxes

We are subject to the income tax laws of the federal, state and local jurisdictions of the U.S. and numerous foreign jurisdictions in which we operate. We file income tax returns representing our filing positions with each jurisdiction. Due to the inherent complexities arising from conducting business and being taxed in a substantial number of jurisdictions, we must make certain estimates and judgments in determining our income tax provision for financial statement purposes.

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

Substantially all of our deferred tax assets relate to U.S. and United Kingdom ("U.K.") taxing jurisdictions. As of March 31, 2011, U.S. federal deferred tax assets aggregated $683 million, realization of which is expected to require $4.6 billion of future U.S. earnings, approximately $129 million of which must be in the form of foreign sourced income. Deferred tax assets generated in U.S. jurisdictions resulting from net operating losses generally expire 20 years after they are generated and those resulting from foreign tax credits generally expire 10 years after they are generated. Based on estimates of future taxable income, using assumptions consistent with those used in our goodwill impairment testing, it is more likely than not that current federal tax benefits relating to net operating losses are realizable and no valuation allowance is necessary at this time. With respect to those resulting from foreign tax credits, it is more likely than not that tax benefits relating to $3.1 million foreign tax credits will not be realizable and a valuation allowance has been established with respect thereto. As of March 31, 2011, U.S. state deferred tax assets aggregated $222 million. Due to limitations on net operating loss and capital loss carryforwards and, taking into consideration certain state tax planning strategies, a valuation allowance has been established for the state capital loss and net operating loss benefits in certain jurisdictions in the amount of $0.7 million for fiscal 2011. Due to the uncertainty of future state apportionment factors and future effective state tax rates, the value of state net operating loss benefits ultimately realized may vary. As of March 31, 2011, U.K. deferred tax assets, net of valuation allowances, are not material. An additional valuation allowance was recorded on $3.0 million of foreign deferred tax assets relating to various jurisdictions, principally relating to foreign currency translation adjustments recorded in equity. To the extent our analysis of the realization of deferred tax assets relies on deferred tax liabilities, we have considered the timing, nature and jurisdiction of reversals, as well as, future increases relating to the tax amortization of goodwill and indefinite-life intangible assets. While tax planning may enhance our positions, the realization of current tax benefits is not dependent on any significant tax strategies.

In the event we determine all or any portion of our deferred tax assets that are not already subject to a valuation allowance are not realizable, we will be required to establish a valuation allowance by a charge to the income tax provision in the period in which that determination is made. Depending on the facts and circumstances, the charge could be material to our earnings.

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

RECENT ACCOUNTING DEVELOPMENTS

See discussion of Recent Accounting Developments in Note 1 of Notes to Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

We have made in this Report on Form 10-K, and from time to time may otherwise make in our public filings, press releases and statements by our management, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including information relating to anticipated growth in revenues, margins or earnings per share, anticipated changes in our business or in the amount of our client AUM, anticipated future performance of our business, including expected earnings per share in future periods, anticipated future investment performance of our affiliates, our expected future net client cash flows, anticipated expense levels, changes in expenses, the expected effects of acquisitions and expectations regarding financial market conditions. The words or phrases "can be," "may be," "expects," "may affect," "may depend," "believes," "estimate," "project," "anticipate" and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and we caution readers that any forward-looking information provided by or on behalf of Legg Mason is not a guarantee of future performance.

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

Our future revenues may fluctuate due to numerous factors, such as: the total value and composition of AUM; the mix of our AUM among our affiliates; the volatility and general level of securities prices and interest rates; the relative investment performance of company-sponsored investment funds and other asset management products compared with competing offerings and market indices; investor sentiment and confidence; general economic conditions; our ability to maintain investment management and administrative fees at current levels; competitive conditions in our business; the ability to attract and retain key personnel and the effects of acquisitions, including prior acquisitions. Our future operating results are also dependent upon the level of operating expenses, which are subject to fluctuation for the following or other reasons: variations in the level of compensation expense incurred as a result of changes in the number of total employees, competitive factors, changes in the percentages of revenues paid as compensation or other reasons; variations in expenses and capital costs, including depreciation, amortization and other non-cash charges incurred by us to maintain our administrative infrastructure; unanticipated costs that may be incurred by Legg Mason from time to time to protect client goodwill, to otherwise support investment products or in connection with litigation or regulatory proceedings; and the effects of acquisitions and dispositions.

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

Management assessed the effectiveness of Legg Mason's internal control over financial reporting as of March 31, 2011, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on that assessment, management concluded that, as of March 31, 2011, Legg Mason's internal control over financial reporting is effective based on the criteria established in the COSO framework.

The effectiveness of Legg Mason's internal control over financial reporting as of March 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein, which expresses an unqualified opinion on the effectiveness of Legg Mason's internal control over financial reporting as of March 31, 2011.

Mark R. Fetting
Chairman, President and Chief Executive Officer

Peter H. Nachtwey
Chief Financial Officer and Senior Executive Vice President

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of Legg Mason, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Legg Mason, Inc. and its subsidiaries at March 31, 2011 and March 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, in 2011 the Company adopted new accounting guidance related to the consolidation of variable interest entities.

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

Baltimore, Maryland
May 27, 2011

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,
	2011	2010

ASSETS
Current Assets
Cash and cash equivalents	$1,375,918	$1,465,888
Cash and cash equivalents of consolidated investment vehicles	37,153	42,387
Restricted cash	9,253	2,185
Receivables:
Investment advisory and related fees	366,571	349,245
Other	29,466	211,453
Investment securities	400,510	334,873
Investment securities of consolidated investment vehicles	82,829	37,187
Deferred income taxes	82,174	58,037
Other	62,682	57,891

Total current assets	2,446,556	2,559,146

Fixed assets, net	286,705	361,819
Intangible assets, net	3,876,775	3,902,222
Goodwill	1,311,652	1,315,296
Investments of consolidated investment vehicles	312,765	13,692
Deferred income taxes	232,394	280,474
Other	240,909	189,983

Total Assets	$8,707,756	$8,622,632

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accrued compensation	$368,164	$288,856
Accounts payable and accrued expenses	207,870	399,613
Short-term borrowings	250,000	250,000
Current portion of long-term debt	792	5,154
Other	87,393	109,692
Other current liabilities of consolidated investment vehicles	54,753	961

Total current liabilities	968,972	1,054,276

Deferred compensation	92,487	137,312
Deferred income taxes	266,193	270,578
Other	93,612	123,985
Long-term debt	1,201,076	1,165,180
Long-term debt of consolidated investment vehicles	278,320	—

Total Liabilities	2,900,660	2,751,331

Commitments and Contingencies (Note 9)
Redeemable Noncontrolling Interests	36,712	29,577
Stockholders' Equity
Common stock, par value $.10; authorized 500,000,000 shares; issued 150,218,810 shares in 2011 and 161,438,993 shares in 2010	15,022	16,144
Shares exchangeable into common stock	—	2,760
Additional paid-in capital	4,111,095	4,447,612
Employee stock trust	(34,466)	(33,095)
Deferred compensation employee stock trust	34,466	33,095
Retained earnings	1,539,984	1,316,981
Appropriated retained earnings of consolidated investment vehicles	10,922	—
Accumulated other comprehensive income, net	93,361	58,227

Total Stockholders' Equity	5,770,384	5,841,724

Total Liabilities and Stockholders' Equity	$8,707,756	$8,622,632

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollars in thousands, except per share amounts)

	Years Ended March 31,
	2011	2010	2009

OPERATING REVENUES
Investment advisory fees
Separate accounts	$815,633	$814,824	$1,017,195
Funds	1,486,615	1,367,297	1,836,350
Performance fees	96,661	71,452	17,429
Distribution and service fees	379,161	375,333	475,003
Other	6,247	5,973	11,390

Total operating revenues	2,784,317	2,634,879	3,357,367

OPERATING EXPENSES
Compensation and benefits	1,140,305	1,111,298	1,132,216
Transition-related compensation	45,048	—	—

Total compensation and benefits	1,185,353	1,111,298	1,132,216
Distribution and servicing	712,839	691,931	969,964
Communications and technology	161,969	163,098	188,312
Occupancy	137,861	156,967	209,537
Amortization of intangible assets	22,913	22,769	36,488
Impairment of goodwill and intangible assets	—	—	1,307,970
Other	176,574	167,633	182,060

Total operating expenses	2,397,509	2,313,696	4,026,547

OPERATING INCOME (LOSS)	386,808	321,183	(669,180)

OTHER NON-OPERATING INCOME (EXPENSE)
Interest income	9,246	7,354	56,272
Interest expense	(92,157)	(126,273)	(182,805)
Fund support	—	23,171	(2,283,236)
Other	59,596	86,892	(117,044)
Other non-operating income of consolidated investment vehicles, net	1,704	17,329	7,796

Total other non-operating income (expense)	(21,611)	8,473	(2,519,017)

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)	365,197	329,656	(3,188,197)
Income tax provision (benefit)	119,434	118,676	(1,223,203)

NET INCOME (LOSS)	245,763	210,980	(1,964,994)
Less: Net income (loss) attributable to noncontrolling interests	(8,160)	6,623	2,924

NET INCOME (LOSS) ATTRIBUTABLE TO LEGG MASON, INC.	$253,923	$204,357	$(1,967,918)

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO LEGG MASON, INC. COMMON SHAREHOLDERS
Basic	$1.63	$1.33	$(13.99)
Diluted	$1.63	$1.32	$(13.99)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands)

	Years Ended March 31,
	2011	2010	2009

COMMON STOCK
Beginning balance	$16,144	$14,185	$13,856
Stock options and other stock-based compensation	64	8	109
Deferred compensation employee stock trust	7	13	16
Deferred compensation, net	152	66	92
Exchangeable shares	110	12	76
Equity Units exchanged	—	1,860	—
Shares repurchased and retired	(1,455)	—	—
Preferred share conversions	—	—	36

Ending balance	15,022	16,144	14,185

SHARES EXCHANGEABLE INTO COMMON STOCK
Beginning balance	2,760	3,069	4,982
Exchanges	(2,760)	(309)	(1,913)

Ending balance	—	2,760	3,069

ADDITIONAL PAID-IN CAPITAL
Beginning balance	4,447,612	3,452,530	3,446,559
Stock options and other stock-based compensation	31,674	18,758	37,988
Deferred compensation employee stock trust	2,673	3,156	6,505
Deferred compensation, net	34,619	29,056	33,107
Convertible debt	—	—	(73,430)
Exchangeable shares	2,650	297	1,837
Equity Units exchanged	35,877	943,815	—
Shares repurchased and retired	(444,010)	—	—
Preferred share conversions	—	—	(36)

Ending balance	4,111,095	4,447,612	3,452,530

EMPLOYEE STOCK TRUST
Beginning balance	(33,095)	(35,094)	(29,307)
Shares issued to plans	(2,136)	(2,938)	(5,787)
Distributions and forfeitures	765	4,937	—

Ending balance	(34,466)	(33,095)	(35,094)

DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	33,095	35,094	29,307
Shares issued to plans	2,136	2,938	5,787
Distributions and forfeitures	(765)	(4,937)	—

Ending balance	34,466	33,095	35,094

RETAINED EARNINGS
Beginning balance	1,316,981	1,131,625	3,236,314
Net income (loss) attributable to Legg Mason, Inc.	253,923	204,357	(1,967,918)
Dividends declared	(30,920)	(19,001)	(136,771)

Ending balance	1,539,984	1,316,981	1,131,625

APPROPRIATED RETAINED EARNINGS OF CONSOLIDATED INVESTMENT VEHICLES
Beginning balance	—	—	—
Cumulative effect of change in accounting principle	24,666	—	—
Net loss reclassified to Appropriated retained earnings	(13,744)	—	—

Ending balance	10,922	—	—

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET
Beginning balance	58,227	(2,784)	82,930
Realized and unrealized holding gains (losses) on investment securities, net of tax	(25)	(18)	61
Unrealized and realized gains on cash flow hedge, net of tax	—	—	938
Foreign currency translation adjustment	35,159	61,029	(86,713)

Ending balance	93,361	58,227	(2,784)

TOTAL STOCKHOLDERS' EQUITY	$5,770,384	$5,841,724	$4,598,625

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Years Ended March 31,
	2011	2010	2009

NET INCOME (LOSS)	$245,763	$210,980	$(1,964,994)
Other comprehensive income:
Foreign currency translation adjustment	35,159	61,029	(86,713)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) net of tax provision (benefit) of $(22), $(9) and $9, respectively	(33)	(13)	13
Reclassification adjustment for (gains) losses included in net income	8	(5)	48

Net unrealized gains (losses) on investment securities	(25)	(18)	61

Unrealized and realized gains (losses) on cash flow hedge, net of tax provision of $666	—	—	938

Total other comprehensive income (loss)	35,134	61,011	(85,714)

COMPREHENSIVE INCOME (LOSS)	280,897	271,991	(2,050,708)

Less: Comprehensive income attributable to noncontrolling interests	(8,160)	6,623	2,924

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO LEGG MASON, INC.	$289,057	$265,368	$(2,053,632)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended March 31,
	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$245,763	$210,980	$(1,964,994)
Loss on Equity Unit exchange	—	22,040	—
Realized loss on sale of SIV securities	—	—	2,257,217
Adjustments to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	102,748	114,078	138,445
Imputed interest for 2.5% convertible senior notes	36,688	34,445	32,340
Accretion and amortization of securities discounts and premiums, net	4,539	13,387	7,177
Stock-based compensation	56,245	46,578	56,993
Net (gains) losses on investments	(58,851)	(103,457)	114,412
Net (gains) losses of consolidated investment vehicles	3,959	(17,359)	(7,615)
Unrealized (gains) losses on fund support	—	(22,115)	25,996
Deferred income taxes	80,272	113,947	(817,477)
Impairment of goodwill and intangible assets	—	—	1,307,970
Other	5,393	2,808	17,918
Decrease (increase) in assets excluding acquisitions:
Investment advisory and related fees receivable	(13,794)	(53,402)	227,137
Net (purchases) sales of trading and other current investments	(55,540)	52,288	(58,867)
Refundable income taxes	—	992,548	—
Other receivables	1,962	177,667	(626,392)
Other assets	(20,923)	(50,082)	492,597
Increase (decrease) in liabilities excluding acquisitions:
Accrued compensation	75,970	(89,800)	(234,817)
Deferred compensation	(44,825)	32,197	(44,838)
Accounts payable and accrued expenses	(251)	2,686	(93,214)
Other liabilities	(49,954)	(86,484)	(362,349)
Net increase in operating assets and liabilities of consolidated investment vehicles, including cash	42,739	20,213	(85,579)

CASH PROVIDED BY OPERATING ACTIVITIES	412,140	1,413,163	382,060

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for fixed assets	(32,904)	(84,117)	(130,950)
Payments for business acquisitions-related costs	—	(11,092)	(7,524)
Contractual acquisition earnout settlements (payments)	—	(179,804)	120,000
Proceeds from sale of assets	—	150	181,147
Fund Support:
Restricted cash, net (principally collateral)	—	38,890	801,793
Payments under liquidity fund support arrangements	—	—	(305,933)
Proceeds from sale of SIV securities	—	—	513,855
Purchases of SIV securities, net of distributions	—	—	(2,868,815)
Net (increase) decrease in securities purchased under agreements to resell	—	—	604,642
Purchases of investment securities	(8,430)	(55,507)	(1,293)
Proceeds from sales and maturities of investment securities	9,077	14,792	2,172
Purchases of investments by consolidated investment vehicles	(173,261)	—	—
Proceeds from sales and maturities of investments by consolidated investment vehicles	161,047	—	—

CASH USED FOR INVESTING ACTIVITIES	$(44,471)	$(276,688)	$(1,090,906)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	Years Ended March 31,
	2011	2010	2009

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in short-term borrowings	$—	$—	$(250,000)
Proceeds from issuance of long-term debt, net	—	—	1,089,463
Debt issue costs	—	(3,056)	—
Third-party distribution financing, net	(1,639)	(2,428)	(4,814)
Repayment of principal on long-term debt	(3,515)	(554,913)	(429,608)
Payment on Equity Unit exchange	—	(135,015)	—
Issuance of common stock	14,440	4,999	31,983
Repurchase of common stock	(445,465)	—	—
Dividends paid	(26,813)	(48,241)	(135,878)
Net repayment by consolidated investment vehicles	(7,025)	—	—
Net (redemptions/distributions paid)/subscriptions received from noncontrolling interest holders	1,551	(8,066)	28,004

CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(468,466)	(746,720)	329,150

EFFECT OF EXCHANGE RATE CHANGES ON CASH	10,827	19,481	(27,206)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(89,970)	409,236	(406,902)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,465,888	1,056,652	1,463,554

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,375,918	$1,465,888	$1,056,652

SUPPLEMENTARY DISCLOSURE
Cash paid (received) for:
Income taxes (net of payments in 2010 of $60,747)	$39,524	$(994,823)	$156,129
Interest	46,620	73,909	158,499

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

The consolidated financial statements include the accounts of the Parent and its subsidiaries in which it has a controlling financial interest. Generally, an entity is considered to have a controlling financial interest when it owns a majority of the voting interest in an entity. Legg Mason is also required to consolidate any variable interest entity ("VIE") in which it is considered to be the primary beneficiary. See Note 18 for a further discussion of VIEs. All material intercompany balances and transactions have been eliminated.

Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation, including amounts associated with certain consolidated investment vehicles ("CIVs"). See Consolidation below and Note 18 for additional information related to CIVs.

Unless otherwise noted, all per share amounts include common shares of Legg Mason, shares issued in connection with the acquisition of Legg Mason Canada Inc., which were exchangeable into common shares of Legg Mason on a one-for-one basis at any time. In May 2010, all outstanding exchangeable shares were exchanged for shares of Legg Mason common stock.

All references to fiscal 2011, 2010 or 2009 refer to Legg Mason's fiscal year ended March 31 of that year.

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

Consolidation

Effective April 1, 2010, Legg Mason adopted new accounting guidance, Accounting Standards Codification ("ASC") Topic 810, "Consolidation," (Statement of Financial Accounting Standards No. 167, "Amendments to Financial Accounting Standards Board Interpretation No. 46(R)") ("SFAS No. 167"), relating to the consolidation of VIEs, which includes a new approach for determining who should consolidate a VIE, changes to when it is necessary to reassess who should consolidate a VIE, and changes in the assessment of which entities are VIEs. The application of the new accounting guidance has been deferred for certain investment funds, including money market funds. Investment funds that qualify for the deferral continue to be assessed for consolidation under prior guidance, ASC Topic 810, "Consolidation," (Financial Accounting Standards Board Interpretation No. 46(R), "Consolidation of Variable Interest Entities — an interpretation of ARB No. 51") ("FIN 46(R)").

In the normal course of its business, Legg Mason sponsors and is the manager of various types of investment vehicles. Certain of these investment vehicles are considered to be VIEs while others are considered to be voting rights entities ("VREs") subject to traditional consolidation concepts based on ownership rights. For its services, Legg Mason is entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinate management fees or other incentive fees. Legg Mason did not sell or transfer assets to any of the VIEs or VREs. Legg Mason's exposure to risk in these entities is generally limited to any equity investment it has made or is required to make and any earned but uncollected management fees. Uncollected management fees from these VIEs were not material at March 31, 2011 and 2010. Legg Mason has not issued any investment performance guarantees to these VIEs, VREs or their investors. Investment vehicles that are considered VREs are consolidated if Legg Mason has a controlling financial interest in the investment vehicle.

FIN 46(R)

For sponsored investment funds, including money market funds, which qualify for the deferral of the new accounting guidance, Legg Mason determines it is the primary beneficiary of a VIE if it absorbs a majority of the VIE's expected losses, or receives a majority of the VIE's expected residual returns, if any. Legg Mason's determination of expected residual returns excludes gross fees paid to a decision maker. It is unlikely that Legg Mason will be the primary beneficiary for VIEs created to manage assets for clients which qualify for the deferral unless Legg Mason's ownership interest in the VIE, including interests of related parties, is substantial, unless Legg Mason may earn significant performance fees from the VIE or unless Legg Mason is considered to have a material implied variable interest. In determining whether it is the primary beneficiary of a VIE which qualifies for the deferral, Legg Mason considers both qualitative and quantitative factors such as the voting rights of the equity holders, economic participation of all parties, including how fees are earned and paid to Legg Mason, related party ownership, guarantees and implied relationships. In determining the primary beneficiary, Legg Mason must make assumptions and estimates about, among other things, the future performance of the underlying assets held by the VIE, including investment returns, cash flows, and credit and interest rate risks. In determining whether a VIE is significant for disclosure purposes, Legg Mason considers the same factors used for determination of the primary beneficiary.

SFAS No. 167

Legg Mason sponsors and is the manager for collateralized debt obligation entities ("CDOs") and collateralized loan obligations ("CLOs") that do not qualify for the deferral, and are assessed under the new accounting guidance, as follows. Legg Mason determines whether it has a variable interest in a VIE by considering if, among other things, it has the obligation to absorb losses, or the right to receive benefits, that are expected to be significant to the VIE. Legg Mason also considers the management fee structure, including the seniority level of its fees, the current and expected economic performance of the entity, as well as other provisions included in the governing documents that might restrict or guarantee an expected loss or residual return. If Legg Mason has a significant variable interest, it determines it is the primary beneficiary of the VIE if it has both the power to direct the activities of the VIE that most significantly impact the entity's economic performance and the obligation to absorb losses, or the right to receive benefits, that potentially could be significant to the VIE.

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

Under both the new accounting guidance and prior guidance, Legg Mason must consolidate VIEs for which it is deemed to be the primary beneficiary. Under the new accounting guidance, Legg Mason consolidated a CLO that was not previously consolidated. As of March 31, 2011, Legg Mason's Consolidated Balance Sheet reflects $314,617 in assets and $278,320 in debt issued by the CLO, despite the fact that the assets cannot be used by Legg Mason, nor is Legg Mason obligated for the debt. The adoption had no impact on Net Income Attributable to Legg Mason, Inc.'s common shareholders. In addition, Legg Mason's Consolidated Cash Flow Statement for the year ended March 31, 2011 reflects the cash flows of this CLO. In accordance with the new accounting guidance, prior periods have not been restated. See Note 18 for additional information related to the application of the amended VIE consolidation model and the required disclosures.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of 90 days or less.

Restricted Cash

Restricted cash primarily represents cash collateral required for market hedge arrangements. This cash is not available to Legg Mason for general corporate use.

Financial Instruments

Substantially all financial instruments are reflected in the financial statements at fair value or amounts that approximate fair value, except Legg Mason's long-term debt.

For equity investments where Legg Mason does not control the investee, and where it is not the primary beneficiary of a variable interest entity, but can exert significant influence over the financial and operating policies of the investee, Legg Mason follows the equity method of accounting. The evaluation of whether Legg Mason can exert control or significant influence over the financial and operational policies of its investees requires significant judgment based on the facts and circumstances surrounding each individual investment. Factors considered in these evaluations may include investor voting or other rights, any influence we may have on the governing board of the investee, the legal rights of other investors in the entity pursuant to the fund's operating documents and the relationship between Legg Mason and other investors in the entity. Substantially all of Legg Mason's equity method investees are investment companies which record their underlying investments at fair value. Therefore, under the equity method of accounting, Legg Mason's share of the investee's underlying net income or loss predominantly represents fair value adjustments in the investments held by the equity method investee. Legg Mason's share of the investee's net income or loss is based on the most current information available and is recorded as a net gain (loss) on investments within non-operating income (expense). A significant portion of earnings (losses) attributable to Legg Mason's equity method investments have offsetting compensation expense adjustments under revenue sharing agreements, therefore, fluctuations in the market value of these investments will not have a material impact on Net Income Attributable to Legg Mason, Inc.

Legg Mason also holds debt and marketable equity investments which are classified as available-for-sale, held-to-maturity or trading. Debt and marketable equity securities classified as available-for-sale are reported at fair value and resulting unrealized gains and losses are reflected in stockholders' equity, noncontrolling interests, and comprehensive income, net of applicable income taxes. Debt securities, for which there is positive intent and ability to hold to maturity, are classified as held-to-maturity and are recorded at amortized cost. Amortization of discount or premium is recorded under the interest method and is included in interest income. Certain investment securities, including those held by CIVs, are classified as trading securities. These investments are recorded at fair value and unrealized gains and losses are included in current period earnings. Realized gains and losses for all investments are included in current period earnings.

Equity and fixed income securities classified as trading or available-for-sale are valued using closing market prices for listed instruments or broker or dealer price quotations, when available. Fixed income securities may also be valued using valuation models and estimates based on spreads to actively traded benchmark debt instruments with readily available market prices.

Legg Mason evaluates its non-trading investment securities for "other than temporary" impairment. Impairment may exist when the fair value of an investment security has been below the adjusted cost for an extended period of time. If an "other than temporary" impairment is determined to exist, the amount of impairment that relates to credit losses is recognized as a charge to income. As of March 31, 2011, 2010 and 2009, the amount of temporary unrealized losses for investment securities not recognized in income was not material.

For investments in illiquid or privately-held securities for which market prices or quotations may not be readily available, including certain investments held by CIVs, management estimates the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry.

In addition to the financial instruments described above and the derivative instruments and CLO loans, bonds and debt, described below, other financial instruments that are carried at fair value or amounts that approximate fair value include Cash and cash equivalents and Short-term borrowings. The fair value of Long-term debt at March 31, 2011 and 2010 was $1,322,960 and $1,265,418, respectively. These fair values were estimated using current market prices.

Derivative Instruments

The fair values of derivative instruments are recorded as assets or liabilities on the Consolidated Balance Sheets. Legg Mason has used foreign exchange forwards and interest rate swaps to hedge the risk of movement in exchange rates or interest rates on financial assets on a limited basis. Also, Legg Mason has used futures contracts on index funds to hedge the market risk of certain seed capital investments. In addition, certain CIVs use derivative instruments. However, there is no risk to Legg Mason in relation to the derivative assets and liabilities of the CIVs in excess of its investment in the funds, if any.

Legg Mason applied hedge accounting as defined in the accounting literature to a debt interest rate risk hedge, which matured in fiscal 2009. Adjustment of this cash flow hedge was recorded in Other comprehensive income (loss) until it matured, at which time it was realized in Other non-operating income (expense). The gains or losses on other derivative instruments not designated for hedge accounting are included as Other income (expense) or Other non-operating income (expense) in the Consolidated Statements of Income except as described below.

Gains and losses on derivative instruments of CIVs are recorded as Other non-operating income (expense) of consolidated investment vehicles, net, in the Consolidated Statements of Income.

In fiscal 2009, Legg Mason had various credit support arrangements for certain liquidity funds managed by a subsidiary. These arrangements included letters of credit ("LOCs"), capital support agreements ("CSAs") and a total return swap ("TRS") that qualified as derivative transactions. The fair values of these derivative instruments were based on expected outcomes derived from pricing data for the underlying securities and/or detailed collateral analyses based on the most recent available information. There were no related derivative assets or liabilities as of March 31, 2011 and 2010. None of these derivative transactions were designated for hedge accounting as defined in the accounting guidance and the related gains and losses are included in Fund support in the Consolidated Statement of Operations.

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

The fair value accounting guidance reaffirms that the objective of fair value measurements is to reflect at the date of the financial statements how much an asset would be sold in an orderly transaction (as opposed to a distressed or forced transaction) under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. This accounting guidance also relates to other-than temporary impairments and is intended to bring greater consistency to the timing of impairment recognition. It is also intended to provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The guidance also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

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

  Level 2 — Financial instruments for which: prices are quoted for similar assets and liabilities in active markets; prices are quoted for identical or similar assets in inactive markets; or prices are based on observable inputs, other than quoted prices, such as models or other valuation methodologies. For Legg Mason, this category may include repurchase agreements, fixed income securities, and certain proprietary fund products. This category also includes CLO loans and liabilities of a CIV.

  Level 3 — Financial instruments for which values are based on unobservable inputs, including those for which there is little or no market activity. This category includes derivative liabilities related to fund support arrangements, investments in partnerships, limited liability companies, and private equity funds, and previously included derivative assets related to fund support arrangements and certain owned securities issued by structured investment vehicles ("SIVs"). This category may also include certain proprietary fund products with redemption restrictions and CLO debt of a CIV.

The valuation of an asset or liability may involve inputs from more than one level of the hierarchy. The level in the fair value hierarchy which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Proprietary fund products and certain investments held by CIVs are valued at net asset value ("NAV") determined by the applicable fund administrator. These funds are typically invested in exchange traded investments with observable market prices. Their valuations may be classified as Level 1, Level 2 or Level 3 based on whether the fund is exchange traded, the frequency of the related NAV determinations and the impact of redemption restrictions. For investments in illiquid and privately-held securities (private equity and investment partnerships) for which market prices or quotations may not be readily available, including certain investments held by CIVs, management must estimate the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry to which it applies in order to determine fair value. These valuation processes for illiquid and privately-held securities inherently require management's judgment and are therefore classified in Level 3.

The fair values of CLO loans and bonds are determined based on prices from well-recognized third-party pricing services that utilize available market data and are therefore classified as Level 2. Legg Mason has established controls designed to assess the reasonableness of the prices provided. The fair value of CLO debt is valued using a discounted cash flow methodology. Inputs used to determine the expected cash flows include assumptions about forecasted default and recovery rates that a market participant would use in determining the fair value of the CLO's underlying collateral assets. Given the significance of the unobservable inputs to the fair value measurement, the CLO debt valuation is classified as Level 3.

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

Fair Value Option

Legg Mason has elected the fair value option for certain eligible assets and liabilities, including corporate loans and debt, of a CLO it is consolidating (see Note 18). Management believes that the use of the fair value option eliminates certain timing differences and better matches the changes in fair value of assets and liabilities related to the CLO. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis, must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities which are measured at fair value pursuant to the fair value option are included in the assets and liabilities of consolidated investment vehicles in the Consolidated Balance Sheets. At this time, the Company has not elected to apply the fair value option to any of its other financial instruments.

Appropriated Retained Earnings

Upon the adoption of new consolidation guidance and the related election of the fair value option for eligible assets and liabilities of the CLO described above, Legg Mason recorded a cumulative effect adjustment to Appropriated retained earnings of consolidated investment vehicles on the Consolidated Balance Sheets equal to the difference between the fair values of the CLO's assets and liabilities. This difference is recorded as "Appropriated retained earnings" because the investors in the CLO, not Legg Mason shareholders, will ultimately realize any benefits or losses associated with the CLO. Beginning April 1, 2010, changes in the fair values of the CLO assets and liabilities are recorded as Net income (loss) attributable to noncontrolling interests in the Consolidated Statements of Income and Appropriated retained earnings of consolidated investment vehicles in the Consolidated Balance Sheets.

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

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Indefinite-life intangible assets and goodwill are not amortized for book purposes. Given the relative significance of intangible assets and goodwill to the Company's consolidated financial statements, on a quarterly basis Legg Mason considers if triggering events have occurred that may indicate that the fair values have declined below their respective carrying amounts. Triggering events may include significant adverse changes in the Company's business, legal or regulatory environment, loss of key personnel, significant business dispositions, or other events. If a triggering event has occurred, the Company will perform tests, which include critical reviews of all significant assumptions, to determine if any intangible assets or goodwill are impaired. At a minimum, the Company performs these tests annually at December 31, for indefinite-life intangible assets and goodwill, considering factors such as projected cash flows and revenue multiples, to determine whether the value of the assets is impaired and the indefinite-life assumptions are appropriate. If an asset is impaired, the difference between the value of the asset reflected on the financial statements and its current fair value is recognized as an expense in the period in which the impairment is determined. The fair values of intangible assets subject to amortization are reviewed at each reporting period using an undiscounted cash flow analysis. For intangible assets with indefinite lives, fair value is determined based on anticipated discounted cash flows. Goodwill is evaluated at the reporting unit level, and is deemed to be impaired if the carrying amount of the reporting unit exceeds its implied fair value. In estimating the fair value of the reporting unit, Legg Mason uses valuation techniques principally based on discounted cash flows similar to models employed in analyzing the purchase price of an acquisition target. Goodwill is deemed to be recoverable at the reporting unit level, which is also the operating segment level that Legg Mason defines as the Americas and International divisions. This results from the fact that operating segment management reports to the Chief Executive Officer, manages the business at the division level and does not regularly receive discrete financial information, such as operating results, at any lower level, such as the asset management affiliate level. Allocations of goodwill to Legg Mason's divisions for management restructures, acquisitions and dispositions are based on relative fair values of the respective businesses restructured, added to or sold from the divisions.

In December 2010, Legg Mason announced a realignment of its executive management team which, among other things, will eliminate the previous separation of the Americas and International divisions into one Global Asset Management business during fiscal 2012.

Although the Company announced the realignment of its executive management during the year, as of March 31, 2011, no changes had been made to the internal reporting practices and Legg Mason continued to operate in one reportable Asset Management segment, with two divisions, Americas and International.

See Note 5 for additional information regarding intangible assets and goodwill and Note 17 for additional business segment information.

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

Management periodically tests the deferred sales commission asset for impairment by reviewing the changes in value of the related shares, the relevant market conditions and other events and circumstances that may indicate an impairment in value has occurred. If these factors indicate an impairment in value, management compares the carrying value to the estimated undiscounted cash flows expected to be generated by the asset over its remaining life. If management determines that the deferred sales commission asset is not fully recoverable, the asset will be deemed impaired and a loss will be recorded in the amount by which the recorded amount of the asset exceeds its estimated fair value. For the years ended March 31, 2011, 2010, and 2009, no impairment charges were recorded. Deferred sales commissions, included in Other non-current assets in the Consolidated Balance Sheets, were $11,339 and $15,271 at March 31, 2011 and 2010, respectively.

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

In accordance with the applicable accounting guidance, compensation expense includes costs for all non-vested share-based awards at their grant date fair value amortized over the respective vesting periods on the straight-line method. Legg Mason determines the fair value of stock options using the Black-Scholes option-pricing model, with the exception of market-based performance grants, which are valued with a Monte Carlo option-pricing model. See Note 12 for additional information regarding stock-based compensation.

Earnings Per Share

Basic earnings per share attributable to Legg Mason, Inc. common shareholders ("EPS") is calculated by dividing Net income attributable to Legg Mason, Inc. by the weighted-average number of shares outstanding. The calculation of weighted-average shares includes common shares, shares exchangeable into common stock and unvested share-based payment awards that are considered participating securities because they contain nonforfeitable rights to dividends. Diluted EPS is similar to basic EPS, but adjusts for the effect of potential common shares unless they are antidilutive. For periods with a net loss, potential common shares are considered antidilutive. See Note 13 for additional discussion of EPS.

Restructuring Costs

In May 2010, Legg Mason's management committed to a plan to streamline its business model as further described in Note 16. The costs anticipated in connection with this plan primarily relate to employee termination benefits, incentives to retain employees during the transition period, and contract termination costs. Termination benefits, including severance, and retention incentives are recorded as Transition-related compensation in the Consolidated Statements of Income. These compensation items require employees to provide future service and are therefore expensed ratably over the required service period. Contract termination and other costs are expensed when incurred.

Noncontrolling interests

Noncontrolling interests related to CIVs are classified as redeemable noncontrolling interests if investors in these funds may request withdrawals at any time. Redeemable noncontrolling interests as of and for the years ended March 31, 2011 and 2010, were as follows:

	2011	2010	2009

Balance, beginning of period	$29,577	$31,020	$92
Net income attributable to redeemable noncontrolling interests	5,584	6,623	2,924
Net (redemptions/distributions)/subscriptions received from noncontrolling interest holders	1,551	(8,066)	28,004

Balance, end of period	$36,712	$29,577	$31,020

Other Recent Accounting Developments

The following relevant accounting pronouncements were recently issued.

On May 12, 2011, the FASB issued an update which clarifies and modifies existing fair value measurement and disclosure requirements. This update includes required qualitative disclosures for the sensitivity of fair value measurements to changes in unobservable inputs (Level 3) and the categorization by Level of the fair value hierarchy for items that are not measured at fair value in the balance sheet but for which the fair value is required to be disclosed (such as for debt). The update is effective for Legg Mason in fiscal 2013 and is not currently expected to have a material impact on Legg Mason's consolidated financial statements.

In December 2010, the FASB issued an update that clarifies goodwill impairment testing requirements. This update will be effective for Legg Mason's fiscal 2012. Legg Mason does not currently expect this guidance to have a material effect on its recorded goodwill.

In January 2010, the FASB issued an update that requires new disclosures about recurring and nonrecurring fair value measurements. The new disclosures include significant transfers into and out of Level 1 and 2 measurements and will change the current disclosure requirement of Level 3 measurement activity from a net basis to a gross basis. The amendment also clarifies existing disclosure guidance about the level of disaggregation, inputs and valuation techniques. The new and revised disclosures were effective for Legg Mason in fiscal 2011, except for the revised disclosures about Level 3 measurement activity, which are effective for Legg Mason in fiscal 2012. The disclosures are not expected to have a material impact on Legg Mason's consolidated financial statements.

2.     ACQUISITIONS AND DISPOSITIONS

Effective November 1, 2005, Legg Mason acquired 80% of the outstanding equity of Permal, a leading global funds-of-hedge funds manager. Concurrent with the acquisition, Permal completed a reorganization in which the residual 20% of outstanding equity was converted to preference shares, with Legg Mason owning 100% of the outstanding voting common stock of Permal. During fiscal 2010, Legg Mason paid an aggregate of $170,804 in cash to acquire the remaining 62.5% of the outstanding preference shares. The Company also elected to purchase, for $9,000, the rights of the sellers of the preference shares to receive an earnout payment of up to $149,200 in two years. As a result of this transaction, there will be no further payments for the Permal acquisition. In addition, during fiscal 2010 and 2009, Legg Mason paid an aggregate amount of $15,048 in dividends on the preference shares. All payments for preference shares, including dividends, were recognized as additional goodwill.

In April 2008, Legg Mason completed a sale in which Citigroup Global Markets, Inc., an affiliate of Citigroup, acquired a majority of the overlay and implementation business of Legg Mason Private Portfolio Group, including its managed account trading and technology platform. The sale produced cash proceeds of approximately $181,147. After transaction costs, the gain on the sale of this business was approximately $5,540 ($3,435 after tax), which was recognized in Other non-operating income (expense) in fiscal 2009.

In connection with the purchase of Private Capital Management, during fiscal 2007 Legg Mason paid from available cash the maximum fifth anniversary payment of $300,000, of which $150,000 remained in escrow subject to certain limited clawback provisions through fiscal 2010. During fiscal 2009, the remaining contingency was settled by releasing approximately $30,000 to the sellers and returning approximately $120,000 to Legg Mason, which was recorded as a reduction of goodwill.

3.     INVESTMENTS AND FAIR VALUES OF ASSETS AND LIABILITIES

The disclosures below include details of Legg Mason's assets and liabilities that are measured at fair value, excluding the assets and liabilities of CIVs. See Note 18, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the assets and liabilities of CIVs that are measured at fair value.

Legg Mason has investments in debt and equity securities that are generally classified as available-for-sale and trading as described in Note 1. Investments as of March 31, 2011 and 2010, are as follows:

	2011	2010

Investment securities:
Current investments(1)	$400,510	$334,873
Available-for-sale	11,300	6,957
Other(2)	270	1,452

Total	$412,080	$343,282

(1)
Includes trading investments of deferred compensation plans of $120,107 and $118,096, respectively, and equity method investments of deferred compensation plans of $48,528 and $49,031, respectively. The remainder represents seed investments in proprietary fund products.
(2)
Includes investments in private equity securities that do not have readily determinable fair values.

The net unrealized and realized gain (loss) for investment securities classified as trading was $28,355, $125,395, and ($2,003,043) for fiscal 2011, 2010 and 2009, respectively. The realized and unrealized losses for fiscal 2009 primarily relate to losses on SIV-issued securities purchased from certain liquidity funds.

Legg Mason's available-for-sale investments consist of mortgage backed securities, U.S. government and agency securities and equity securities. Gross unrealized gains (losses) for investments classified as available-for-sale were $157 and ($186), respectively, as of March 31, 2011, and $172 and ($33), respectively, as of March 31, 2010.

Legg Mason uses the specific identification method to determine the cost of a security sold and the amount reclassified from accumulated other comprehensive income into earnings. The proceeds and gross realized gains and losses from sales and maturities of available for-sale investments are as follows:

	Years Ended March 31,
	2011	2010	2009

Available-for-sale:
Proceeds	$4,012	$1,279	$2,173
Gross realized gains	7	1	5
Gross realized losses	(19)	(4)	(84)

Legg Mason had no investments classified as held-to-maturity as of March 31, 2011 and 2010.

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs at March 31, 2011 and 2010:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Value as of March 31, 2011

ASSETS:
Cash equivalents(1)
Money market funds	$912,951	$—	$—	$912,951
Time deposits	—	92,877	—	92,877

Total cash equivalents	912,951	92,877	—	1,005,828
Investment securities:
Trading investments relating to long- term incentive compensation plans(2)	120,107	—	—	120,107
Trading proprietary fund products and other investments(3)	90,123	102,562	11,378	204,063
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments(4)	15,645	48,528	12,167	76,340

Total current investments	225,875	151,090	23,545	400,510
Available-for-sale investment securities	2,666	8,622	12	11,300
Investments in partnerships, LLCs, and other	—	—	22,167	22,167
Equity method investments in partnerships and LLCs	1,420	—	153,931	155,351
Derivative assets:
Currency and market hedge	1,169	—	—	1,169
Other investments	—	—	270	270

	$1,144,081	$252,589	$199,925	$1,596,595

LIABILITIES:
Derivative liabilities:
Currency and market hedge	$(3,120)	$—	$—	$(3,120)

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Value as of March 31, 2010

ASSETS:
Cash equivalents(1)
Money market funds	$930,015	$—	$—	$930,015
Time deposits	—	249,352	—	249,352

Total cash equivalents	930,015	249,352	—	1,179,367
Investment securities:
Trading investments relating to long- term incentive compensation plans(2)	118,096	—	—	118,096
Trading proprietary fund products and other investments(3)	52,375	67,663	22,459	142,497
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments(4)	13,159	49,031	12,090	74,280

Total current investments	183,630	116,694	34,549	334,873
Available-for-sale investment securities	2,533	4,412	12	6,957
Investments in partnerships, LLCs, and other	—	—	23,049	23,049
Equity method investments in partnerships and LLCs	1,192	—	98,968	100,160
Derivative assets:
Currency and market hedge	697	—	—	697
Other investments	—	—	1,452	1,452

	$1,118,067	$370,458	$158,030	$1,646,555

LIABILITIES:
Derivative liabilities:
Currency and market hedge	$(485)	$—	$—	$(485)

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
(3)
Total proprietary fund products and other investments represent primarily mutual funds that are invested approximately 60% and 40% in equity and debt securities as of March 31, 2011, respectively, and were invested approximately 63% and 37% in equity and debt securities as of March 31, 2010, respectively.
(4)
Includes investments under the equity method (which approximates fair value) relating to long-term incentive compensation plans of $48,528 and $49,031 as of March 31, 2011 and 2010, respectively, and proprietary fund products and other investments of $27,812 and $25,249 as of March 31, 2011 and 2010, respectively, which are classified as Investment securities on the Consolidated Balance Sheets.

The table below presents a summary of changes in financial assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the periods from March 31, 2010 to March 31, 2011 and March 31, 2009 to March 31, 2010:

	Value as of March 31, 2010	Purchases, sales, issuance and settlements, net	Net transfer in (out) of Level 3	Realized and unrealized gains/(losses), net	Value as of March 31, 2011

ASSETS:
Proprietary fund products and other investments	$22,459	$(13,429)	$350	$1,998	$11,378
Equity method investments in proprietary fund products	12,090	—	—	77	12,167
Investments in partnerships, LLCs, and other	23,049	831	—	(1,713)	22,167
Equity method investments in partnerships and LLCs	98,968	29,335	—	25,628	153,931
Other investments	1,464	(4,065)	—	2,883	282

	$158,030	$12,672	$350	$28,873	$199,925

	Value as of March 31, 2009	Purchases, sales, issuances and settlements, net	Net transfer in (out) of Level 3	Realized and unrealized gains/(losses), net	Value as of March 31, 2010

ASSETS:
Proprietary fund products and other investments	$26,937	$(11,013)	$—	$6,535	$22,459
Equity method investments in proprietary fund products	9,531	—	—	2,559	12,090
Investments in partnerships, LLCs, and other	20,630	2,745	—	(326)	23,049
Equity method investments in partnerships and LLCs	33,584	61,042	—	4,342	98,968
Other investments	1,881	(779)	—	362	1,464

	$92,563	$51,995	$—	$13,472	$158,030

LIABILITIES:
Fund support	$(20,631)	$—	$—	$20,631	$—

Total realized and unrealized gains, net				$34,103

Realized and unrealized gains and losses recorded for Level 3 investments are included in Fund support and Other income (expense) on the Consolidated Statements of Income. The change in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the reporting date was $11,472 and $35,026 for the years ended March 31, 2011 and 2010, respectively.

There were no significant transfers between Levels 1 and 2 during the year ended March 31, 2011.

As a practical expedient, Legg Mason relies on the net asset value of certain investments as their fair value. The net asset values that have been provided by the investees have been derived from the fair values of the underlying investments as of the reporting date. The following table summarizes, as of March 31, 2011, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized.

Category of Investment	Investment Strategy	Fair Value Determined Using NAV		Unfunded Commitments	Remaining Term

Funds-of-hedge funds	Global, fixed income, macro, long/ short equity, natural resources, systematic, emerging market, European hedge	$69,997	(1)	n/a	n/a
Private funds	Long/short equity	22,372	(2)	7,882	6 to 9 years
Private fund	Fixed income, residential and commercial mortgage-backed securities	91,866	(2)	n/a	7 years, subject to two one-year extensions
Other	Various	13,652	(2)	n/a	Various(3)

Total		$197,887		$7,882

n/a — not applicable

(1)
73% monthly redemption; 27% quarterly redemption, 34% of which is subject to two-year lock-up.
(2)
Liquidations are expected during the remaining term.
(3)
82% two-year remaining term; 18% 20-year remaining term.

There are no current plans to sell any of these investments.

4.     FIXED ASSETS

The following table reflects the components of fixed assets as of March 31:

	2011	2010

Equipment	$200,696	$196,624
Software	224,026	212,835
Leasehold improvements	280,277	306,435

Total cost	704,999	715,894
Less: accumulated depreciation and amortization	(418,294)	(354,075)

Fixed assets, net	$286,705	$361,819

In connection with its restructuring plans discussed in Note 16, Legg Mason concluded during the year ended March 31, 2011 that it no longer intends to exercise a put/purchase option on land and a building that serves as its operations and technology facility that was accounted for as a capital lease in fiscal 2010. As a result of the decision, a $4,134 escrow deposit was charged to occupancy expense as a transition-related cost and, effective December 31, 2010, the lease is being accounted for as an operating lease.

Depreciation and amortization expense related to fixed assets was $79,835, $91,309, and $101,957 for fiscal 2011, 2010, and 2009, respectively.

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

The following tables reflect the components of intangible assets as of March 31:

	2011	2010

Amortizable asset management contracts
Cost	$207,113	$212,333
Accumulated amortization	(153,795)	(133,210)

Net	53,318	79,123

Indefinite-life intangible assets
Fund management contracts	3,753,657	3,753,299
Trade names	69,800	69,800

	3,823,457	3,823,099

Intangible assets, net	$3,876,775	$3,902,222

As of March 31, 2011, management contracts are being amortized over a weighted-average life of 3.6 years.

Estimated amortization expense for each of the next five fiscal years is as follows:

2012	$19,584
2013	14,085
2014	11,902
2015	2,987
2016	2,731
Thereafter	2,029

Total	$53,318

The change in indefinite-life intangible assets is attributable to the impact of foreign currency translation. Legg Mason completed its most recent annual impairment tests of indefinite-life intangible assets as of December 31, 2010, and determined that there was no impairment in the value of these assets during fiscal 2011 and also determined that no triggering events occurred as of March 31, 2011 that would require further impairment testing.

The change in the carrying value of goodwill is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value

Balance as of March 31, 2009	$2,348,647	$(1,161,900)	$1,186,747
Business acquisitions and related costs (see Note 2)	11,968	—	11,968
Contractual acquisition earnout payments (see Note 2)	98,804	—	98,804
Impact of excess tax basis amortization	(18,920)	—	(18,920)
Other, including changes in foreign exchange rates	36,697	—	36,697

Balance as of March 31, 2010	2,477,196	(1,161,900)	1,315,296

Impact of excess tax basis amortization	(22,735)	—	(22,735)
Other, including changes in foreign exchange rates	19,091	—	19,091

Balance as of March 31, 2011	$2,473,552	$(1,161,900)	$1,311,652

Legg Mason completed its most recent annual impairment test of goodwill as of December 31, 2010, and determined that there was no impairment in the value of these assets during fiscal 2011. Legg Mason also determined that no triggering events occurred as of March 31, 2011 that would require further impairment testing.

Based on the earnings of Permal, in November 2009, Legg Mason paid $170,804, of which $81,000 was accrued in fiscal 2008, in a fourth anniversary payment under the purchase contract for the acquisition of the remaining preference shares issued by Permal, which was recognized with a corresponding increase in goodwill. In addition, in December 2009, Legg Mason elected to purchase, for $9,000, the rights of the sellers of the preference shares to receive an earnout payment on the sixth anniversary in November 2011 of up to $149,200. The $9,000 purchase amount represents the fair value of the obligation and also resulted in an increase in goodwill.

Legg Mason also recognizes the tax benefit of the amortization of excess tax basis related to the CAM acquisition. In accordance with accounting guidance for income taxes, the tax benefit is recorded as a reduction of goodwill and deferred tax liabilities as the benefit is realized.

6.     SHORT-TERM BORROWINGS

In March 2009, Legg Mason repaid $250,000 of the $500,000 outstanding borrowings under a $1,000,000 revolving credit facility which was also amended to decrease the maximum amount of the facility to $500,000. On February 11, 2010, the revolving credit agreement was amended to extend the expiration of the commitments and the maturity date of the loans outstanding to February 2013. As of March 31, 2011 and 2010, the revolving credit facility rate was LIBOR plus 262.5 basis points and the effective interest rate was 2.9%. The facility rate may change in the future based on changes in Legg Mason's credit ratings or LIBOR rates. As of March 31, 2011 and 2010, there was $250,000 outstanding under this facility.

The Company's revolving credit facility is substantially with the same lenders as the $550,000 five-year term loan, which was repaid in full during fiscal 2010, described in Note 7 below. This facility has standard financial covenants that were revised during fiscal 2010, including a maximum net debt to EBITDA ratio of 2.5 (previously 3.0 on gross debt) and minimum EBITDA to interest ratio of 4.0. As of March 31, 2011, Legg Mason's net debt to EBITDA ratio was 1.1 and EBITDA to interest expense ratio was 12.9. Legg Mason has maintained compliance with the applicable covenants but if it is determined that compliance with these covenants may be under pressure, a number of actions may be taken, including reducing expenses to increase EBITDA, using available cash to repay all or a portion of the $250,000 outstanding debt subject to these covenants or seeking to negotiate with lenders to modify the terms or to restructure the debt.

A subsidiary of Legg Mason maintains a credit line for general operating purposes. In May 2010, the maximum amount that may be borrowed on this credit line was increased from $12,000 to $15,000. There were no borrowings outstanding under this facility as of March 31, 2011 and 2010.

Another subsidiary of Legg Mason had a $100,000, one-year revolving credit agreement for general operating purposes that expired in September 2009 with no borrowings outstanding.

7.     LONG-TERM DEBT

The disclosures below include details of Legg Mason's debt, excluding the debt of CIVs. See Note 18, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the debt of CIVs.

The accreted value of long-term debt consists of the following:

	2011			2010

	Current Accreted Value	Unamortized Discount	Maturity Amount	Current Accreted Value

2.5% convertible senior notes	$1,087,932	$162,068	$1,250,000	$1,051,243
5.6% senior notes from Equity Units	103,039	—	103,039	103,039
Third-party distribution financing	—	—	—	1,639
Other term loans	10,897	—	10,897	14,413

Subtotal	1,201,868	162,068	1,363,936	1,170,334
Less: current portion	792	—	792	5,154

Total	$1,201,076	$162,068	$1,363,144	$1,165,180

2.5% Convertible Senior Notes and Related Hedge Transactions

On January 14, 2008, Legg Mason sold $1,250,000 of 2.5% convertible senior notes (the "Notes"). The Notes bear interest at 2.5%, payable semi-annually in cash. Legg Mason is accreting the carrying value to the principal amount at maturity using an imputed interest rate of 6.5% (the effective borrowing rate for nonconvertible debt at the time of issuance) over its expected life of seven years, resulting in additional interest expense for fiscal 2011, 2010, and 2009 of $36,688, $34,445, and $32,340 respectively. The Notes are convertible, if certain conditions are met, at an initial conversion rate of 11.3636 shares of Legg Mason common stock per one thousand dollar principal amount of Notes (equivalent to a conversion price of approximately $88.00 per share), or a maximum of 14,205 shares, subject to adjustment. Unconverted notes mature at par in January 2015. Upon conversion of a one thousand dollar principal amount note, the holder will receive cash in an amount equal to one thousand dollars or, if less, the conversion value of the note. If the conversion value exceeds the principal amount of the Note at conversion, Legg Mason will also deliver, at its election, cash or common stock or a combination of cash and common stock for the conversion value in excess of one thousand dollars. The amount by which the accreted value of the Notes exceeds their if-converted value as of March 31, 2011 (representing a potential loss) is approximately $121,690 using a current interest rate of 3.50%. The agreement governing the issuance of the notes contains certain covenants for the benefit of the initial purchaser of the notes, including leverage and interest coverage ratio requirements, that may result in the notes becoming immediately due and payable if the covenants are not met. The leverage covenant was waived to accommodate the Equity Units issuance in May 2008. This waiver will expire in June 2011. Otherwise, Legg Mason has maintained compliance with the applicable covenants.

In connection with the sale of the Notes, on January 14, 2008, Legg Mason entered into convertible note hedge transactions with respect to its common stock (the "Purchased Call Options") with financial institution counterparties ("Hedge Providers"). The Purchased Call Options are exercisable solely in connection with any conversions of the Notes in the event that the market value per share of Legg Mason common stock at the time of exercise is greater than the exercise price of the Purchased Call Options, which is equal to the $88 conversion price of the Notes, subject to adjustment. Simultaneously, in separate transactions Legg Mason also sold to the Hedge Providers warrants to purchase, in the aggregate and subject to adjustment, 14,205 shares of common stock on a net share settled basis at an exercise price of $107.46 per share of common stock. The Purchased Call Options and warrants are not part of the terms of the Notes and will not affect the holders' rights under the Notes. These hedging transactions had a net cost of approximately $83,000, which was paid from the proceeds of the Notes and recorded as a reduction of additional paid-in capital.

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

5.6% Senior Notes from Equity Units

In May 2008, Legg Mason issued 23,000 Equity Units for $1,150,000, of which approximately $50,000 was used to pay issuance costs. Each unit consists of a 5% interest in one thousand dollar principal amount of 5.6% senior notes due June 30, 2021 and a detachable contract to purchase a varying number of shares of Legg Mason's common stock for $50 by June 30, 2011. The notes and purchase contracts are separate and distinct instruments, but their terms are structured to simulate a conversion of debt to equity and potentially remarketed debt approximately three years after issuance. The holders' obligations to purchase shares of Legg Mason's common stock are collateralized by their pledge of the notes or other prescribed collateral. In connection with the issuance of the Equity Units, Legg Mason incurred issuance costs of $36,200, of which $27,600 was allocated to the equity component of the Equity Units and recorded as a reduction of Additional paid-in capital. The notes are considered to be mandatorily convertible. For their commitment to purchase shares of Legg Mason's common stock, holders also receive quarterly payments, referred to as Contract Adjustment Payments ("CAP"), at a fixed annual rate of 1.4% of the commitment amount over the three-year contract term. Upon issuance of the Equity Units, Legg Mason recognized an approximately $45,800 liability for the fair value of its obligation (based upon discounted cash flows) to pay unitholders a quarterly contract adjustment payment. This amount also represented the fair value of Legg Mason's commitment under the contract to issue shares of common stock in the future at designated prices, and was recorded as a reduction to Additional paid-in capital. The CAP obligation liability is being accreted over the approximate three-year contract term by charges to Interest expense based on a constant rate calculation. Subsequent contract adjustment payments reduce the CAP obligation liability, which as of March 31, 2011 and 2010, was $168 and $1,610, respectively, and is included in Other liabilities on the Consolidated Balance Sheets. The decrease in the CAP obligation liability was primarily due to the Equity Unit extinguishment discussed below.

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

During the September 2009 quarter, Legg Mason completed a tender offer and retired 91% of its outstanding Equity Units (20,939 units) including the extinguishment of $1,050,000 of its outstanding 5.6% Senior notes and termination of the related purchase contracts in exchange for the issuance of approximately 18,596 shares of Legg Mason common stock and a payment of approximately $130,870 in cash. The cash payment was allocated between the liability and equity components of the Equity Units based on relative fair values, resulting in a loss on debt extinguishment of approximately $22,040 (including a non-cash charge of approximately $6,355 of accelerated expense of deferred issue costs) and a decrease in additional paid-in capital of approximately $115,186. The maximum number of shares that may be issued for the remaining Equity Units, subject to adjustment, is approximately 1,830. As the purchase contracts were deemed to be equity upon issuance, Legg Mason will not incur a gain or loss on the outstanding Equity Units, if settled in accordance with their original terms.

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

Legg Mason is required to attempt to remarket the notes by June 30, 2011. Upon a successful remarketing, the interest rate and maturity date of the senior notes will be reset such that the notes may remain outstanding for some time after the exercise of the purchase contracts and the related issuance of Legg Mason common shares. If such remarketing is not successful during this period, the note holders can put their notes at par to Legg Mason upon the settlement of the purchase contracts. Further, notes not redeemed or remarketed by June 30, 2013, can be called at par by Legg Mason. Legg Mason is in the process of evaluating its options for remarketing the Senior Notes by June 30, 2011.

Third-party Distribution Financing

On July 31, 2006, a subsidiary of Legg Mason entered into a four-year agreement with a financial institution to finance, on a non-recourse basis, up to $90,700 for commissions paid to financial intermediaries in connection with sales of certain share classes of proprietary funds. In April 2009, Legg Mason terminated the agreement and there was no balance outstanding as of March 31, 2011.

Five-Year Term Loan

On October 14, 2005, Legg Mason entered into an unsecured term loan agreement for an amount not to exceed $700,000. Legg Mason used this term loan to pay a portion of the purchase price, including acquisition related costs, in the acquisition of CAM. During fiscal 2008 and 2007, Legg Mason repaid an aggregate of $150,000 of the outstanding borrowings on this term loan, and did not make any payments during fiscal 2009. In January 2010, Legg Mason repaid in full the $550,000 of remaining outstanding borrowings under this term loan.

Other Term Loans

A subsidiary of Legg Mason entered into a loan in fiscal 2005 to finance leasehold improvements. The outstanding balance at March 31, 2010 was $2,349, and was paid in full on October 31, 2010. In fiscal 2006, a subsidiary of Legg Mason entered into a $12,803 term loan agreement to finance an aircraft. The loan bears interest at 5.9%, is secured by the aircraft, and has a maturity date of January 1, 2016. The outstanding balance at March 31, 2011 was $9,363.

As of March 31, 2011, the aggregate maturities of long-term debt, based on their contractual terms, are as follows:

2012	$987
2013	1,226
2014	1,277
2015	1,251,332
2016	6,075
Thereafter	103,039

Total	$1,363,936

8.     INCOME TAXES

The components of income (loss) before income tax provision (benefit) are as follows:

	2011	2010	2009

Domestic	$244,079	$207,210	$(3,053,327)
Foreign	121,118	122,446	(134,870)

Total	$365,197	$329,656	$(3,188,197)

The components of income tax expense (benefit) are as follows:

	2011	2010	2009

Federal	$75,290	$78,224	$(1,075,462)
Foreign	18,788	14,066	32,845
State and local	25,356	26,386	(180,586)

Total income tax provision (benefit)	$119,434	$118,676	$(1,223,203)

Current	$39,162	$4,729	$(405,726)
Deferred	80,272	113,947	(817,477)

Total income tax provision (benefit)	$119,434	$118,676	$(1,223,203)

Legg Mason received approximately $580,000 in tax refunds during the June 2009 quarter, primarily attributable to the utilization of $1,600,000 of realized losses incurred in fiscal 2009 on the sale of securities issued by SIVs. Federal legislation, enacted in November 2009 to temporarily extend the net operating loss carryback period from two to five years enabled Legg Mason to utilize an additional $1,300,000 of net operating loss deductions and, as a result, an additional $459,000 in tax refunds was received in January 2010.

A reconciliation of the difference between the effective income tax rate and the statutory federal income tax rate is as follows:

	2011	2010(1)	2009(1)

Tax provision (benefit) at statutory U.S. federal income tax rate	35.0%	35.0%	(35.0)%
State income taxes, net of federal income tax benefit(2)	4.9	2.5	(3.3)
Effect of foreign tax rates(2)	(4.6)	(3.5)	0.1
Loss on Canadian restructuring	—	—	(2.9)
Changes in U.K. tax rates on deferred tax assets and liabilities	(2.5)	—	—
Non-deductible goodwill impairment	—	—	2.5
Other, net	(0.1)	2.0	0.2

Effective income tax (benefit) rate	32.7%	36.0%	(38.4)%

(1)
Certain prior year amounts have been reclassified to conform with the current year presentation.
(2)
State income taxes include changes in valuation allowances, net of the impact on deferred tax assets of changes in state apportionment factors and planning strategies. The effect of foreign tax rates also includes changes in valuation allowances.

During the quarter ended September 30, 2010, the United Kingdom ("U.K.") enacted the Finance Act of 2010, which reduced the corporate tax rate from 28% to 27% for tax periods commencing April 1, 2011 and after. The impact on prior deferred tax assets and liabilities at the time of the change in fiscal 2011 was a one-time tax benefit approximating $8,900. Although not yet enacted, additional proposed reductions in the U.K. corporate tax rate to 26% in fiscal 2012 and 25% in fiscal 2013 are expected. Each one percentage point reduction in the U.K. corporate tax rate will result in a tax benefit of approximately $8,900 at the time of enactment, based on the amount of deferred tax assets and liabilities as of March 31, 2011, that have to be revalued at the new rate.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Balance Sheets. These temporary differences result in taxable or deductible amounts in future years. A summary of Legg Mason's deferred tax assets and liabilities are as follows:

	2011	2010

DEFERRED TAX ASSETS
Accrued compensation and benefits	$129,320	$129,389
Accrued expenses	46,650	55,252
Operating loss carryforwards	375,703	270,672
Capital loss carryforwards	44,475	42,404
Convertible debt obligations	4,609	6,579
Foreign tax credit carryforward	45,119	40,617
Federal benefit of uncertain tax positions	17,451	8,921
Other	6,947	17,691

Deferred tax assets	670,274	571,525
Valuation allowance	(94,541)	(87,605)

Deferred tax assets after valuation allowance	$575,733	$483,920

	2011	2010

DEFERRED TAX LIABILITIES
Basis differences, principally for intangible assets and goodwill	$229,879	$246,288
Depreciation and amortization	295,699	169,069
Other	1,780	630

Deferred tax liabilities	527,358	415,987

Net deferred tax asset	$48,375	$67,933

Certain tax benefits associated with Legg Mason's employee stock plans are recorded directly in Stockholders' Equity. No tax benefit was recorded to equity in 2009, 2010 or 2011 due to the net operating loss position of the Company. As of March 31, 2011, an additional $4,700 of net operating loss will be recognized as an increase in Stockholders' Equity when ultimately realized.

In connection with the completion and filing of its fiscal 2010 federal tax return in December 2010, Legg Mason recorded a net additional tax benefit of approximately $36,000 with respect to the Equity Unit extinguishment that occurred in fiscal 2010. The tax benefit increases Additional paid-in capital in a manner consistent with the fiscal 2010 allocation of the extinguishment payment.

Legg Mason has various loss carryforwards that may provide future tax benefits. Related valuation allowances are established in accordance with accounting guidance for income taxes, if it is management's opinion that it is more likely than not that these benefits will not be realized. Substantially all of Legg Mason's deferred tax assets relate to U.S. and United Kingdom ("U.K.") taxing jurisdictions. As of March 31, 2011, U.S. federal deferred tax assets aggregated $683,200, realization of which is expected to require approximately $4,600,000 of future U.S. earnings, approximately $129,000 of which must be in the form of foreign source income. Based on estimates of future taxable income, using assumptions consistent with those used in Legg Mason's goodwill impairment testing, it is more likely than not that current federal tax benefits relating to net operating losses are realizable and no valuation allowance is necessary at this time. With respect to those resulting from foreign tax credits, it is more likely than not that tax benefits relating to $4,800 foreign tax credits will not be realized and a valuation allowance of $3,131 was established in fiscal 2011. As of March 31, 2011, U.S. state deferred tax assets aggregated $221,700. Due to limitations on net operating loss and capital loss carryforwards and, taking into consideration certain state tax planning strategies, a valuation allowance was established for the state capital loss and net operating loss benefits in certain jurisdictions. An additional valuation allowance of $700 was recorded for fiscal 2011. Due to the uncertainty of future state apportionment factors and future effective state tax rates, the value of state net operating loss benefits ultimately realized may vary. As of March 31, 2011, U.K. deferred tax assets, net of valuation allowances, are not material. An additional valuation allowance of $3,024 was recorded on foreign deferred tax assets relating to various jurisdictions, principally relating to foreign currency translation adjustments recognized in equity. To the extent the analysis of the realization of deferred tax assets relies on deferred tax liabilities, Legg Mason has considered the timing, nature and jurisdiction of reversals, as well as, future increases relating to the tax amortization of goodwill and indefinite-life intangible assets. While tax planning may enhance Legg Mason's tax positions, the realization of these current tax benefits is not dependent on any significant tax strategies.

The following deferred tax assets and valuation allowances relating to carryforwards have been recorded at March 31, 2011 and 2010, respectively.

	2011	2010	Expires Beginning after Fiscal Year

Deferred tax assets
U.S. federal net operating losses	$203,971	$119,328	2029
U.S. federal foreign tax credits	45,119	40,617	2015
U.S. state net operating losses(1,2,3)	143,542	121,475	2015
U.S. state capital losses	36,749	34,833	2015
Non-U.S. net operating losses	28,190	29,869	2011
Non-U.S. capital losses(1)	7,726	7,571	n/a

Total deferred tax assets for carryforwards	$465,297	$353,693

Valuation allowances
U.S. federal foreign tax credits	$3,131	$—
U.S. state net operating losses	14,206	15,341
U.S. state capital losses	36,749	34,833
Non-U.S. net operating losses	28,190	29,860
Non-U.S. capital losses	7,726	7,571

Valuation allowances for carryforwards	90,002	87,605
Non-U.S. other deferred assets	4,539	—

Total valuation allowances	$94,541	$87,605

(1)
Due to the Permal acquisition structure, for periods prior to December 1, 2009, U.S. subsidiaries of Permal filed separate federal income tax returns, apart from Legg Mason Inc.'s consolidated federal income tax return, and separate state income tax returns.
(2)
Substantially all of the U.S. state net operating losses carryforward through fiscal 2029.
(3)
Due to potential for change in the factors relating to apportionment of income to various states, the Company's effective state tax rates are subject to fluctuation which will impact the value of the Company's deferred tax assets, including net operating losses, and could have a material impact on the future effective tax rate of the Company.

Legg Mason had total gross unrecognized tax benefits of approximately $77,653, $51,027 and $43,662 as of March 31, 2011, 2010, and 2009, respectively. Of these totals, approximately $53,500, $40,600 and $33,900, respectively, (net of the federal benefit for state tax liabilities) are the amounts of unrecognized benefits which, if recognized, would favorably impact future income tax provisions and effective tax rates.

A reconciliation of the beginning and ending amount of unrecognized gross tax benefits for the years ended March 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009

Balance, beginning of year	$51,027	$43,662	$29,287
Additions based on tax positions related to the current year	1,361	2,830	15,756
Additions for tax positions of prior years	34,959	12,664	14,366
Reductions for tax positions of prior years	(6,107)	(5,846)	(4,082)
Decreases related to settlements with taxing authorities	(2,667)	(515)	(11,665)
Expiration of statute of limitations	(920)	(1,768)	—

Balance, end of year	$77,653	$51,027	$43,662

Although management cannot predict with any degree of certainty the timing of ultimate resolution of matters under review by various taxing jurisdictions, it is reasonably possible that the Company's gross unrecognized tax benefits balance may change within the next twelve months by up to $33,500 as a result of the expiration of statutes of limitation and the completion of tax authorities' exams.

The Company accrues interest related to unrecognized tax benefits in interest expense and recognizes penalties in other operating expense. During the years ended March 31, 2011, 2010, and 2009, the Company recognized approximately $3,000, $2,200, and $5,400, respectively, which was substantially all interest. At March 31, 2011, 2010, and 2009, Legg Mason had approximately $9,000, $6,000, and $5,000, respectively, accrued for interest and penalties on tax contingencies in the Consolidated Balance Sheets.

Legg Mason is under examination by the Internal Revenue Service and other tax authorities in various states. The following tax years remain open to income tax examination for each of the more significant jurisdictions where Legg Mason is subject to income taxes: after fiscal 2005 for U.S. federal; after fiscal 2005 for the United Kingdom; after fiscal 2003 for the state of California; after fiscal 2005 for the state of New York; and after fiscal 2007 for the states of Connecticut, Maryland and Massachusetts. The Company does not anticipate making any significant cash payments with the settlement of these audits.

In a prior year, Legg Mason initiated plans to repatriate earnings from certain foreign subsidiaries for up to $225,000, of which $189,000 has yet to be repatriated. Legg Mason still intends to repatriate these earnings to create foreign source income in order to utilize foreign tax credits that may otherwise expire unutilized. No further repatriation beyond the original $225,000 of foreign earnings is contemplated.

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

As of March 31, 2011, the minimum annual aggregate rentals under operating leases and servicing agreements are as follows:

2012	$142,259
2013	123,992
2014	100,072
2015	89,963
2016	83,135
Thereafter	522,145

Total	$1,061,566

The minimum rental commitments in the table above have not been reduced by $148,556 for minimum sublease rentals to be received in the future under non-cancelable subleases, of which approximately 55% is due from one counterparty. If a sub-tenant defaults on a sublease, Legg Mason may have to incur operating charges to reflect expected future sublease rentals at reduced amounts, as a result of the current commercial real estate market.

The above minimum rental commitments includes $967,688 in real estate leases and equipment leases and $93,878 in service and maintenance agreements.

As discussed in Note 4, in connection with its restructuring plans, Legg Mason no longer intends to exercise a put/purchase option on land and a building that was treated as a capital lease. As of March 31, 2011, the remaining rental commitment for this facility is included in the table above.

Included in the table above is $13,337 in commitments related to office space that has been vacated, but for which subleases are being pursued. A lease liability was adjusted in fiscal 2011 and 2010 to reflect the present value of the excess existing lease obligations over the estimated sublease income and related costs. The lease liability takes into consideration various assumptions, including the amount of time it will take to secure a sublease agreement and prevailing rental rates in the applicable real estate markets. These, and other related costs incurred during fiscal 2011 and 2010, aggregated $2,587 and $19,331, respectively.

The following table reflects rental expense under all operating leases and servicing agreements.

	2011	2010	2009

Rental expense	$137,072	$137,771	$127,949
Less: sublease income	10,848	8,573	15,488

Net rent expense	$126,224	$129,198	$112,461

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

As of March 31, 2011 and 2010, Legg Mason had commitments to invest approximately $23,381 and $45,697, respectively, in limited partnerships that make private investments. These commitments will be funded as required through the end of the respective investment periods ranging through fiscal 2018.

In the normal course of business, Legg Mason enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. Legg Mason's maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against Legg Mason that have not yet occurred.

Legg Mason has been the subject of customer complaints and has also been named as a defendant in various legal actions arising primarily from securities brokerage, asset management and investment banking activities, including certain class actions, which primarily allege violations of securities laws and seek unspecified damages, which could be substantial. Legg Mason has also received subpoenas and is currently involved in governmental and self-regulatory agency inquiries, investigations and proceedings involving asset management activities. In accordance with guidance for accounting for contingencies, Legg Mason has established provisions for estimated losses from pending complaints, legal actions, investigations and proceedings when it is probable that a loss has been incurred and a reasonable estimate of loss can be made.

In the Citigroup transaction, Legg Mason transferred to Citigroup the subsidiaries that constituted its Private Client/Capital Markets ("PC/CM") businesses, thus transferring the entities that would have primary liability for most of the customer complaint, litigation and regulatory liabilities and proceedings arising from those businesses. However, as part of that transaction, Legg Mason agreed to indemnify Citigroup for most customer complaint, litigation and regulatory liabilities of Legg Mason's former PC/CM businesses that result from pre-closing events. While the ultimate resolution of these matters cannot be currently determined based on current information, after consultation with legal counsel, management believes that any accrual or range of reasonably possible losses as of March 31, 2011 or 2010, is not material. Similarly, although Citigroup transferred to Legg Mason the entities that would be primarily liable for most customer complaint, litigation and regulatory liabilities and proceedings of the CAM business, Citigroup has agreed to indemnify Legg Mason for most customer complaint, litigation and regulatory liabilities of the CAM business that result from pre-closing events.

The ultimate resolution of other matters cannot be currently determined, and in the opinion of management,

after consultation with legal counsel, Legg Mason believes that the resolution of these actions will not have a material adverse effect on Legg Mason's financial condition. Due in part to the preliminary nature of certain of these matters, Legg Mason is currently unable to estimate the amount or range of potential losses from these matters and the results of operations and cash flows could be materially affected during a period in which a matter is ultimately resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period to period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution or insurance reimbursement.

As of March 31, 2011 and 2010, Legg Mason's liability for losses and contingencies was $500 and $21,500, respectively. During fiscal 2011, 2010 and 2009, Legg Mason recorded litigation related charges of approximately $2,500, $21,200, and $600, respectively. The charge in fiscal 2010 primarily represents a $19,000 accrual for an affiliate investor settlement, which was settled during fiscal 2011. During fiscal 2011, 2010, and 2009, the liability was reduced for settlement payments of approximately $23,500, $1,500, and $500, respectively.

10.   EMPLOYEE BENEFITS

Legg Mason, through its subsidiaries, maintains various defined contribution plans covering substantially all employees. Through its primary plan, Legg Mason can make two types of discretionary contributions. One is a profit sharing contribution to eligible Plan participants based on a percentage of qualified compensation and the other is a 50% match of employee 401(k) contributions up to 6% of employee compensation with a maximum of five thousand dollars per year. Profit sharing and matching contributions amounted to $22,739 and $18,199 in fiscal 2011 and 2010, respectively. Matching contributions amounted to $14,366 in fiscal 2009. Legg Mason elected to not make a profit sharing contribution in fiscal 2009. In addition, employees can make voluntary contributions under certain plans.

11.   CAPITAL STOCK

At March 31, 2011, the authorized numbers of common, preferred and exchangeable shares were 500,000, 4,000 and an unlimited number, respectively. At March 31, 2011 and 2010, there were 14,557 and 16,377 shares of common stock, respectively, reserved for issuance under Legg Mason's equity plans. As of March 31, 2010, 1,099 common shares were reserved for exchangeable shares issued in connection with the acquisition of Legg Mason Canada Inc. Exchangeable shares were exchangeable at any time by the holder on a one-for-one basis into shares of Legg Mason's common stock and were included in basic shares outstanding. In May 2010, all outstanding exchangeable shares were converted into shares of Legg Mason common stock.

On May 10, 2010, Legg Mason announced that its Board of Directors replaced its existing stock buyback authority with the authority to purchase up to $1 billion worth of Legg Mason common stock. There is no expiration date attached to this new authorization. During fiscal 2011, Legg Mason entered into separate accelerated share repurchase agreements ("ASR Agreements") with two financial institutions to repurchase, in the aggregate, $300,000 of Legg Mason common stock. Under the ASR Agreements, Legg Mason received 10,147 shares of its common stock. All shares purchased under the ASR Agreements were retired upon receipt. During fiscal 2011, Legg Mason also purchased and retired 4,405 shares of its common stock in the open market for $145,067. The remaining balance of the authorized stock buyback is $554,933.

As discussed in Note 7, in May 2008, Legg Mason issued $1,150,000 of Equity Units, each unit consisting of a 5% interest in one thousand dollar principal amount of senior notes due June 30, 2021, and a purchase contract committing the holder to purchase shares of Legg Mason's common stock by June 30, 2011. During fiscal 2010, Legg Mason issued approximately 18,596 shares through the Equity Unit tender offer in exchange for 91% of the outstanding Equity Units. As of March 31, 2011, the maximum amount of shares that could be issued, and are reserved for issuance, is approximately 1,830, subject to adjustment. Also discussed in Note 7, in January 2008, Legg Mason issued $1,250,000 of 2.5% contingent convertible senior notes, which, if certain conditions are met, could result in the issuance of a maximum of approximately 14,205 shares of Legg Mason common stock, subject to adjustment.

Changes in common stock and shares exchangeable into common stock for the three years ended March 31, 2011, 2010 and 2009 are as follows:

	Years Ended March 31,
	2011	2010	2009

COMMON STOCK
Beginning balance	161,439	141,853	138,556
Shares issued for:
Stock option exercises and other stock-based compensation	638	72	1,094
Deferred compensation trust	75	133	155
Deferred compensation	1,520	662	922
Exchangeable shares	1,099	123	761
Shares repurchased and retired	(14,552)	—	—
Conversion of non-voting preferred stock	—	—	365
Equity Units exchange	—	18,596	—

Ending balance	150,219	161,439	141,853

SHARES EXCHANGEABLE INTO COMMON STOCK
Beginning balance	1,099	1,222	1,983
Exchanges	(1,099)	(123)	(761)

Ending balance	—	1,099	1,222

Dividends declared per share were $0.20, $0.12, and $0.96 for fiscal 2011, 2010 and 2009, respectively. Dividends declared but not paid at March 31, 2011, 2010 and 2009 were $8,990, $4,844, and $34,043, respectively, and are included in Other current liabilities.

12.   STOCK-BASED COMPENSATION

Legg Mason's stock-based compensation includes stock options, employee stock purchase plans, restricted stock awards and units, performance shares payable in common stock, and deferred compensation payable in stock. Effective July 28, 2009, the number of shares authorized to be issued under Legg Mason's active equity incentive stock plan was increased by 6,000 to 35,000. Shares available for issuance as of March 31, 2011 were 8,304. Options under Legg Mason's employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in equal increments over three to five years and expire within five to ten years from the date of grant.

Compensation expense relating to stock options for the years ended March 31, 2011, 2010, and 2009 was $19,926, $17,281, and $22,224, respectively. The related income tax benefit for the years ended March 31, 2011, 2010, and 2009 was $7,718, $6,221, and $8,710, respectively.

Stock option transactions under Legg Mason's equity incentive plans during the years ended March 31, 2011, 2010, and 2009, respectively, are summarized below:

	Number of Shares	Weighted-Average Exercise Price Per Share

Options outstanding at March 31, 2008	5,847	$65.81
Granted	1,496	29.54
Exercised	(1,131)	24.90
Canceled/forfeited	(658)	68.24

Options outstanding at March 31, 2009	5,554	$64.09
Granted	1,457	26.82
Exercised	(72)	25.40
Canceled/forfeited	(885)	49.24

Options outstanding at March 31, 2010	6,054	$57.75
Granted	729	33.12
Exercised	(634)	21.85
Canceled/forfeited	(730)	48.94

Options outstanding at March 31, 2011	5,419	$59.82

The total intrinsic value of options exercised during the years ended March 31, 2011, 2010, and 2009 was $6,977, $229, and $11,102, respectively. At March 31, 2011, the aggregate intrinsic value of options outstanding was $17,010.

The following information summarizes Legg Mason's stock options outstanding at March 31, 2011:

Exercise Price Range	Option Shares Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Life (in years)

$ 12.65 – $ 25.00	114	$15.61	5.4
25.01 – 35.00	2,792	30.83	6.0
35.01 – 94.00	482	52.40	1.2
94.01 – 100.00	583	95.17	3.3
100.01 – 134.97	1,448	107.42	3.2

	5,419

At March 31, 2011, 2010, and 2009, options were exercisable on 2,860, 2,810, and 2,811 shares, respectively, and the weighted-average exercise prices were $77.20, $73.57, and $64.64, respectively. Stock options exercisable at March 31, 2011 have a weighted-average remaining contractual life of 3.3 years. At March 31, 2011, the aggregate intrinsic value of options exercisable was $4,207.

The following information summarizes Legg Mason's stock options exercisable at March 31, 2011:

Exercise Price Range	Option Shares Exercisable	Weighted-Average Exercise Price Per Share

$ 12.65 – $ 25.00	42	$15.69
25.01 – 35.00	679	31.16
35.01 – 94.00	482	52.40
94.01 – 100.00	473	95.16
100.01 – 134.97	1,184	108.72

	2,860

The following information summarizes unvested stock options under Legg Mason's equity incentive plans for the year ended March 31, 2011:

	Number of Shares	Weighted-Average Grant Date Fair Value

Shares unvested at March 31, 2010	3,245	$17.04
Granted	729	14.32
Vested(1)	(992)	18.56
Canceled/forfeited	(423)	15.78

Shares unvested at March 31, 2011	2,559	$15.89

(1)
Stock options granted prior to fiscal 2011 vest in July each year; beginning in fiscal 2011, stock options granted vest in May each year.

Unamortized compensation cost related to unvested options at March 31, 2011 was $28,207 and is expected to be recognized over a weighted-average period of 1.9 years.

Cash received from exercises of stock options under Legg Mason's equity incentive plans was $12,094, $1,829, and $25,463 for the years ended March 31, 2011, 2010, and 2009, respectively. The tax benefit expected to be realized for the tax deductions from these option exercises totaled $2,645, $73, and $3,889 for the years ended March 31, 2011, 2010, and 2009, respectively.

The weighted-average fair value of stock options granted in fiscal 2011, 2010, and 2009, using the Black-Scholes option-pricing model, was $14.32, $12.09, and $13.36 per share, respectively.

The following weighted-average assumptions were used in the model for grants in fiscal 2011, 2010, and 2009:

	2011	2010	2009

Expected dividend yield	1.39%	1.45%	0.89%
Risk-free interest rate	2.37%	2.86%	3.46%
Expected volatility	52.64%	55.26%	56.65%
Expected lives (in years)	5.18	5.17	5.28

Legg Mason uses an equally weighted combination of both implied and historical volatility to measure expected volatility for calculating Black-Scholes option values.

Legg Mason has a qualified Employee Stock Purchase Plan covering substantially all U.S. employees. Shares of common stock are purchased in the open market on behalf of participating employees, subject to a 4,500 total share limit under the plan. Purchases are made through payroll deductions and Legg Mason provides a 10% contribution towards purchases, which is charged to earnings. During the fiscal years ended March 31, 2011, 2010, and 2009, approximately 102, 147, and 188 shares, respectively, have been purchased in the open market on behalf of participating employees. In fiscal 2011, 2010, and 2009, Legg Mason recognized $286, $313, and $418, respectively, in compensation expense related to the stock purchase plan.

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

In connection with the termination of a senior officer in fiscal 2009, 20 performance shares were voluntarily forfeited, resulting in a charge of $550 representing an acceleration of expense associated with the unvested portion of the award.

Restricted stock and restricted stock unit transactions during the years ended March 31, 2011, 2010, and 2009, respectively, are summarized below:

	Number of Shares	Weighted-Average Grant Date Value

Unvested Shares at March 31, 2008	642	$98.30
Granted	997	34.69
Vested	(257)	100.76
Canceled/forfeited	(41)	78.82

Unvested Shares at March 31, 2009	1,341	51.26
Granted	786	22.35
Vested	(467)	58.83
Canceled/forfeited	(55)	53.37

Unvested Shares at March 31, 2010	1,605	34.80
Granted	1,867	33.02
Vested	(617)	38.62
Canceled/forfeited	(218)	30.42

Unvested Shares at March 31, 2011	2,637	$33.01

The restricted stock and restricted stock unit awards were non-cash transactions. In fiscal 2011, 2010, and 2009, Legg Mason recognized $35,770, $27,233, and $32,629, respectively, in compensation expense and related tax benefits of $13,854, $9,804, and $12,787, respectively, for restricted stock and restricted stock unit awards. Unamortized compensation cost related to unvested restricted stock and restricted stock unit awards for 2,637 shares not yet recognized at March 31, 2011 was $53,393 and is expected to be recognized over a weighted-average period of 1.8 years.

Legg Mason also has an equity plan for non-employee directors. Under the equity plan, directors may elect to receive shares of stock or restricted stock units. Prior to a July 19, 2007 amendment to the Plan, directors could also elect to receive stock options. Options granted under the old plan are immediately exercisable at a price equal to the market value of the shares on the date of grant and have a term of not more than ten years. In fiscal 2011, 2010, and 2009, Legg Mason recognized expense of $1,425, $1,575, and $1,400, respectively, for awards under this plan. Shares, options, and restricted stock units issuable under the equity plan are limited to 625 shares in aggregate, of which 232 shares were issued under the plan as of March 31, 2011. At March 31, 2011, non-employee directors held 220 stock options, which are included in the outstanding options presented in the table above. As of March 31, 2011, non-employee directors held 62 restricted stock units, which vest on the grant date and are, therefore, not included in the unvested shares of restricted stock and restricted stock units in the table above. There were 9 stock options exercised and 7 restricted stock units distributed during fiscal 2011. There were 17 restricted stock units and 31 shares of common stock granted during fiscal 2011. There were 59 stock options and no restricted stock units cancelled or forfeited during fiscal 2011.

Deferred compensation payable in shares of Legg Mason common stock has been granted to certain employees in an elective plan. The vesting in the plan is immediate and the plan provides for discounts of up to 10% on contributions and dividends. There is no limit on the number of shares authorized to be issued under the plan. In fiscal 2011, 2010, and 2009, Legg Mason recognized $263, $176, and $322, respectively, in compensation expense related to this plan. During fiscal 2011, 2010, and 2009, Legg Mason issued 77, 128, and 125 shares, respectively, under the plan with a weighted-average fair value per share at the grant date of $28.38, $22.53, and $39.62, respectively.

Legg Mason has issued shares in connection with certain deferred compensation plans that are held in rabbi trusts. Assets of rabbi trusts are consolidated with those of the employer, and the value of the employer's stock held in the rabbi trusts is classified in stockholders' equity and accounted for in a manner similar to treasury stock. Therefore, the shares Legg Mason has issued to its rabbi trusts and the corresponding liability related to the deferred compensation plans are presented as components of stockholders' equity as Employee stock trust and Deferred compensation employee stock trust, respectively. Shares held by the trusts at March 31, 2011, and 2010 were 3,196 and 2,205, respectively.

As part of the Company's restructuring initiative further discussed in Note 16, the employment of certain recipients of stock option and restricted stock awards will be terminated. The termination benefits extended to these employees include accelerated vesting of any portion of their equity incentive awards that would not have vested by January 1, 2012 under the original terms of the awards. During fiscal 2011, the portion of the awards subject to accelerated vesting were revalued and are being expensed over the new vesting period, the impact of which is included above. Also in connection with the restructuring initiative, the departure of an executive officer in December 2010 resulted in the accelerated vesting of a portion of certain equity incentive awards, the impact of which is also included above.

13.   EARNINGS PER SHARE

Basic earnings per share is calculated by dividing Net income or loss attributable to Legg Mason, Inc. by the weighted-average number of shares outstanding. The calculation of weighted-average shares includes common shares, shares exchangeable into common stock and unvested restricted shares deemed to be participating securities. Diluted EPS is similar to basic EPS, but adjusts for the effect of potential common shares except when inclusion is antidilutive. In situations where a net loss is reported, the inclusion of potentially issuable common shares will decrease the net loss per share. Since this would be antidilutive, such shares are excluded from the calculation.

During fiscal 2011, Legg Mason purchased and retired 14,552 shares of its common stock through ASR agreements and open market purchases, of which, 9,088 shares were excluded from weighted-average shares outstanding for the year ended March 31, 2011.

In August 2009, Legg Mason issued 18,596 shares of common stock through the Equity Units tender offer, such that 11,565 shares are included in the weighted-average shares outstanding for the year ended March 31, 2010.

The following table presents the computations of basic and diluted EPS:

	Years Ended March 31
	2011	2010	2009

Weighted-average basic shares outstanding	155,321	153,715	140,669
Potential common shares:
Employee stock options	163	56	—
Shares related to deferred compensation	—	455	—
Shares issuable upon payment of contingent consideration	—	1,136	—

Weighted-average diluted shares	155,484	155,362	140,669

Net income (loss)	$245,763	$210,980	$(1,964,994)
Less: Net income (loss) attributable to noncontrolling interests	(8,160)	6,623	2,924

Net income (loss) attributable to Legg Mason, Inc.	$253,923	$204,357	$(1,967,918)

Net income (loss) per share attributable to Legg Mason, Inc. common shareholders:
Basic	$1.63	$1.33	$(13.99)

Diluted	$1.63	$1.32	$(13.99)

The diluted EPS calculations for the years ended March 31, 2011 and 2010, exclude any potential common shares issuable under the convertible 2.5% senior notes or the convertible Equity Units because the market price of Legg Mason common stock has not exceeded the price at which conversion under either instrument would be dilutive using the treasury stock method. Also, the diluted EPS calculation for the fiscal year ended March 31, 2009 excludes 6,629 potential common shares that are antidilutive due to the net loss for the fiscal year.

Options to purchase 5,204 shares and 5,130 shares for the fiscal years ended March 31, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because the presumed proceeds from exercising such options, including related income tax benefits, exceed the average price of the common shares for the fiscal year and therefore the options are deemed antidilutive. Also at March 31, 2011, 2010, and 2009, warrants issued in connection with the convertible note hedge transactions described in Note 7 are excluded from the calculation of diluted earnings per share because the effect would be antidilutive. As of March 31, 2011, 2,061 of the 23,000 Equity Units issued in May 2008, that include purchase warrants providing for the issuance of between 1,525 and 1,830 shares of Legg Mason common stock by June 2011, remain outstanding, as more fully described in Note 7.

14.   ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes cumulative foreign currency translation adjustments and net of tax gains and losses on investment securities. The change in the accumulated translation adjustments for fiscal 2011 and 2010 primarily resulted from the impact of changes in the Brazilian real, the Japanese yen, the British pound, Singapore dollar, and the Australian dollar in relation to the U.S. dollar on the net assets of Legg Mason's subsidiaries in Brazil, Japan, the United Kingdom, Singapore, and Australia, for which the real, the yen, the pound, the Singapore dollar and the Australian dollar are the functional currencies, respectively.

A summary of Legg Mason's accumulated other comprehensive income as of March 31, 2011 and 2010 is as follows:

	2011	2010

Foreign currency translation adjustments	$93,302	$58,143
Unrealized gains on investment securities, net of tax provision of $39 and $56, respectively	59	84

Total	$93,361	$58,227

15.   DERIVATIVES AND HEDGING

The disclosures below detail Legg Mason's derivatives and hedging excluding the derivatives and hedging of CIVs. See Note 18, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the derivatives and hedging of CIVs.

Legg Mason continues to use currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, euro, Great Britain pound, Canadian dollar, Japanese yen, Singapore dollar, and Brazilian real. In the Consolidated Balance Sheets, Legg Mason nets the fair value of certain foreign currency forwards executed with the same counterparty where Legg Mason has both the legal right and intent to settle the contracts on a net basis.

Legg Mason also uses market hedges on certain seed capital investments by entering into futures contracts to sell index funds that benchmark the hedged seed capital investments. Open futures contracts required cash collateral of $7,099 and $2,185, as of March 31, 2011 and 2010, respectively.

The following table presents the fair value as of March 31, 2011 and 2010 of derivative instruments not designated as hedging instruments, classified as Other assets and Other liabilities:

	2011		2010
	Assets	Liabilities	Assets	Liabilities

Currency forward contracts	$1,112	$1,633	$671	$255
Futures contracts	57	1,487	26	230

Total	$1,169	$3,120	$697	$485

The following table presents gains (losses) recognized on derivative instruments for the years ended March 31, 2011 and 2010:

		2011		2010
	Income Statement Classification	Gains	Losses	Gains	Losses

Currency forward contracts for:
Operating activities	Other expense	$4,943	$(6,094)	$5,669	$(11,092)
Seed capital investments	Other non-operating income (expense)	123	(355)	269	(19)
Futures contracts	Other non-operating income (expense)	1,652	(7,146)	26	(1,081)

Total		$6,718	$(13,595)	$5,964	$(12,192)

16.   RESTRUCTURING

In May 2010, Legg Mason announced a plan to streamline its business model to drive increased profitability and growth that includes: 1) transitioning certain shared services to its investment affiliates which are closer to the actual client relationships; and 2) sharing in affiliate revenue with its Americas distribution group. This plan involves headcount reductions in operations, technology, and other administrative areas, which may be partially offset by headcount increases at the affiliates, and will ultimately enable Legg Mason to eliminate a portion of its corporate office space that was dedicated to operations and technology employees. Legg Mason expects the initiative to be substantially complete in fiscal 2012.

This initiative involves transition-related costs primarily comprised of charges for employee termination benefits and retention incentives during the transition period, recorded in Transition-related compensation. The transition-related costs also involve other costs, including charges for consolidating leased office space, early contract terminations, asset disposals, and professional fees, recorded in the appropriate operating expense classifications. Total transition-related costs are expected to be in the range of $115,000 to $135,000. Charges for transition-related costs were $54,434 for the year ended March 31, 2011, which primarily represent costs for severance and retention incentives. Substantially all of the remaining costs will be accrued in fiscal 2012.

The table below presents a summary of changes in the transition-related liability from March 31, 2010 through March 31, 2011 and cumulative charges incurred through March 31, 2011, including non-cash charges, such as asset write-offs:

	Balance as of March 31, 2010	Accrued charges	Payments	Balance as of March 31, 2011	Other Non-cash Charges(1)	Cumulative Charges

Severance and retention incentives	$—	$35,487	$(12,276)	$23,211	$9,561	$45,048
Other	—	6,160	(325)	5,835	3,226	9,386

	$—	$41,647	$(12,601)	$29,046	$12,787	$54,434

(1)
Includes stock-based compensation expense, write-offs of capitalized costs, primarily for internally-developed software, that will no longer be utilized as a result of the initiative.

The estimates for remaining transition-related costs are as follows:

	Minimum	Maximum

Severance and retention incentives	$32,000	$46,000
Other costs	29,000	35,000

Total	$61,000	$81,000

While management expects the total estimated costs to be within the range disclosed, the nature of the costs may differ from those presented above.

17.   BUSINESS SEGMENT INFORMATION

Legg Mason is a global asset management company that provides investment management and related services to a wide array of clients. The Company operates in one reportable business segment, Asset Management. Asset Management provides investment advisory services to institutional and individual clients and to company-sponsored investment funds. The primary sources of revenue in Asset Management are investment advisory, distribution and administrative fees, which typically are calculated as a percentage of the AUM and vary based upon factors such as the type of underlying investment product and the type of services that are provided. In addition, performance fees may be earned on certain investment advisory contracts for exceeding performance benchmarks.

Legg Mason operates through two operating segments (divisions), Americas and International, which are primarily based on the geographic location of the advisor or the domicile of fund families we manage. The Americas Division consists of our U.S.-domiciled fund families, the separate account businesses of our U.S.-based investment affiliates and the domestic distribution organization. Similarly, the International Division consists of our fund complexes, distribution teams and investment affiliates located outside the U.S., primarily in the United Kingdom.

In December 2010, Legg Mason announced a realignment of its executive management team which, among other things, will eliminate the previous separation of the Americas and International divisions into one Global Asset Management business during fiscal 2012. Although the executive management realignment was announced in fiscal 2011, as of March 31, 2011, no changes had been made to the internal reporting practices and Legg Mason continued to operate in one reportable business segment, Asset Management, with two divisions, Americas and International.

The table below reflects our revenues and long-lived assets by geographic region (in thousands) as of March 31:

	2011	2010	2009

OPERATING REVENUES
United States	$1,919,680	$1,866,909	$2,290,474
United Kingdom	512,313	478,510	747,257
Other International	352,324	289,460	319,636

Total	$2,784,317	$2,634,879	$3,357,367

INTANGIBLE ASSETS, NET AND GOODWILL
United States	$3,565,019	$3,590,283	$3,606,678
United Kingdom	1,136,386	1,139,065	1,052,007
Other International	487,022	488,170	450,863

Total	$5,188,427	$5,217,518	$5,109,548

18.   VARIABLE INTEREST ENTITIES AND CONSOLIDATION OF INVESTMENT VEHICLES

Legg Mason is the investment manager for CDOs/CLOs that are considered VIEs under new accounting guidance, since investors in these structures lack unilateral decision making authority. These investment vehicles were created for the sole purpose of issuing collateralized instruments that offer investors the opportunity for returns that vary with the risk level of their investment. Legg Mason's management fee structure for these investment vehicles typically includes a senior management fee, and may also include subordinated and incentive management fees. Legg Mason holds no equity interest in any of these investment vehicles and did not sell or transfer any assets to any of these investment vehicles. In accordance with the methodology described in Note 1 above, Legg Mason concluded that its collateral management agreements represent a variable interest in only two of these investment vehicles, which are CLOs, primarily due to the level of subordinated fees. After considering the factors described in Note 1 above, Legg Mason concluded that it is the primary beneficiary of one of the two CLOs, which resulted in its consolidation into Legg Mason's financial statements as of April 1, 2010. The collateral assets of this VIE are primarily comprised of investments in corporate loans and, to a lesser extent, bonds. The assets of the CLO cannot be used by Legg Mason and gains and losses related to these assets have no impact on Net Income Attributable to Legg Mason, Inc. The liabilities of this VIE are primarily comprised of debt and the CLO's debt holders have recourse only to the assets of the CLO and have no recourse to the general credit or assets of Legg Mason.

In addition, Legg Mason was the primary beneficiary of one sponsored investment fund VIE and held a controlling financial interest in two sponsored investment fund VREs, all of which were consolidated as of March 31, 2011. As of March 31, 2010, Legg Mason consolidated the sponsored investment fund VIE and one of the sponsored investment fund VREs. Legg Mason's investment in the CIVs as of March 31, 2011 and March 31, 2010 was $53,708 and $61,864, respectively, which represents its maximum risk of loss, excluding uncollected advisory fees. The assets of these CIVs are primarily comprised of investment securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.

The following tables reflect the impact of CIVs on the Consolidated Balance Sheets as of March 31, 2011 and March 31, 2010 and the Consolidated Statements of Income for the fiscal year ended March 31, 2011 and 2010, respectively:

Consolidating Balance Sheets

	March 31, 2011
	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported

Current assets	$2,378,226	$122,963	$(54,633)	$2,446,556
Non-current assets	5,946,737	314,463	—	6,261,200

Total assets	$8,324,963	$437,426	$(54,633)	$8,707,756

Current liabilities	$914,803	$55,094	$(925)	$968,972
Long-term debt of CIVs	—	278,320	—	278,320
Other non-current liabilities	1,649,815	3,553	—	1,653,368

Total liabilities	2,564,618	336,967	(925)	2,900,660

Redeemable non-controlling interests	976	—	35,736	36,712
Total stockholders' equity	5,759,369	100,459	(89,444)	5,770,384

Total liabilities and equity	$8,324,963	$437,426	$(54,633)	$8,707,756

	March 31, 2010
	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported

Current assets	$2,541,880	$79,692	$(62,426)	$2,559,146
Non-current assets	6,049,794	13,692	—	6,063,486

Total assets	$8,591,674	$93,384	$(62,426)	$8,622,632

Current liabilities	$1,053,893	$961	$(578)	$1,054,276
Long-term debt of CIVs	—	—	—	—
Other non-current liabilities	1,697,055	—	—	1,697,055

Total liabilities	2,750,948	961	(578)	2,751,331

Redeemable non-controlling interests	667	—	28,910	29,577
Total stockholders' equity	5,840,059	92,423	(90,758)	5,841,724

Total liabilities and equity	$8,591,674	$93,384	$(62,426)	$8,622,632

Consolidating Statements of Income

	Fiscal Year Ended March 31, 2011
	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported

Total operating revenues	$2,788,450	$—	$(4,133)	$2,784,317
Total operating expenses	2,396,938	4,704	(4,133)	2,397,509

Operating income (loss)	391,512	(4,704)	—	386,808
Total other non-operating income (expense)	(17,931)	1,704	(5,384)	(21,611)

Income (loss) before income tax provision	373,581	(3,000)	(5,384)	365,197
Income tax provision	119,434	—	—	119,434

Net income (loss)	254,147	(3,000)	(5,384)	245,763
Less: Net income (loss) attributable to noncontrolling interests	224	—	(8,384)	(8,160)

Net income (loss) attributable to Legg Mason, Inc.	$253,923	$(3,000)	$3,000	$253,923

	Fiscal Year Ended March 31, 2010
	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported

Total operating revenues	$2,637,658	$—	$(2,779)	$2,634,879
Total operating expenses	2,314,376	2,263	(2,943)	2,313,696

Operating income (loss)	323,282	(2,263)	164	321,183
Total other non-operating income (expense)	(47)	17,329	(8,809)	8,473

Income (loss) before income tax provision	323,235	15,066	(8,645)	329,656
Income tax provision	118,676	—	—	118,676

Net income (loss)	204,559	15,066	(8,645)	210,980
Less: Net income (loss) attributable to noncontrolling interests	202	—	6,421	6,623

Net income (loss) attributable to Legg Mason, Inc.	$204,357	$15,066	$(15,066)	$204,357

	Fiscal Year Ended March 31, 2009
	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported

Total operating revenues	$3,358,599	$—	$(1,232)	$3,357,367
Total operating expenses	4,025,842	1,938	(1,233)	4,026,547

Operating income (loss)	(667,243)	(1,938)	1	(669,180)
Total other non-operating income (expense)	(2,523,722)	7,796	(3,091)	(2,519,017)

Income (loss) before income tax provision	(3,190,965)	5,858	(3,090)	(3,188,197)
Income tax benefit	(1,223,203)	—	—	(1,223,203)

Net income (loss)	(1,967,762)	5,858	(3,090)	(1,964,994)
Less: Net income attributable to noncontrolling interests	156	—	2,768	2,924

Net income (loss) attributable to Legg Mason, Inc.	$(1,967,918)	$5,858	$(5,858)	$(1,967,918)

Other non-operating income (expense) includes interest income, interest expense and net gains (losses) on investments and long-term debt determined on an accrual basis.

The consolidation of CIVs has no impact on Net Income Attributable to Legg Mason, Inc. The fair value of the financial assets and (liabilities) of CIVs were determined using the following categories of inputs (as defined in Note 1) as of March 31, 2011 and March 31, 2010:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Value as of March 31, 2011

Assets:
Trading investments:
Hedge funds	$—	$14,087	$34,272	$48,359
Government and corporate securities	—	22,139	—	22,139
Repurchase agreements	—	12,331	—	12,331

Total trading investment securities	—	48,557	34,272	82,829
Investments:
CLO loans	—	275,948	—	275,948
CLO bonds	—	18,813	—	18,813
Private equity funds	—	—	17,879	17,879

Total investments	—	294,761	17,879	312,640
Derivative assets	125	45	—	170

	$125	$343,363	$52,151	$395,639

Liabilities:
CLO debt	$—	$—	$(278,320)	$(278,320)
Reverse repurchase agreements	—	(18,310)	—	(18,310)
Derivative liabilities	(128)	(14,169)	—	(14,297)

	$(128)	$(32,479)	$(278,320)	$(310,927)

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Value as of March 31, 2010

Assets:
Trading investment securities:
Hedge funds	$—	$24,813	$12,374	$37,187
Investments:
Private equity funds	—	—	13,692	13,692

	$—	$24,813	$26,066	$50,879

The table below presents a summary of changes in assets and (liabilities) of CIVs measured at fair value using significant unobservable inputs (Level 3) for the periods from March 31, 2010 to March 31, 2011 and March 31, 2009 to March 31, 2010:

	Value as of March 31, 2010	Purchases, sales, issuances and settlements, net	Net transfer into/out of Level 3(1)	Realized and unrealized gains/ (losses), net	Value as of March 31, 2011

Assets:
Hedge funds	$12,374	$8,340	$5,862	$7,696	$34,272
Private equity funds	13,692	4,906	—	(719)	17,879

	$26,066	$13,246	$5,862	$6,977	$52,151

Liabilities:
CLO debt	$—	$—	$(249,668)	$(28,652)	$(278,320)

Total realized and unrealized gains (losses), net				$(21,675)

	Value as of March 31, 2009	Purchases, sales, issuances and settlements, net	Net transfer into/out of Level 3(1)	Realized and unrealized gains/ (losses), net	Value as of March 31, 2010

Assets:
Hedge funds	$4,250	$(3,670)	$10,414	$1,380	$12,374
Private equity funds	4,976	8,716	—	—	13,692

	$9,226	$5,046	$10,414	$1,380	$26,066

(1)
Transfers into Level 3 for the fiscal years ended March 31, 2011 and 2010 primarily represent assets and liabilities recorded upon the initial consolidation of investment vehicles.

Realized and unrealized gains and losses recorded for Level 3 assets and liabilities of CIVs are included in Other non-operating income (expense) of CIVs on the Consolidated Statements of Income. Total unrealized gains (losses) for Level 3 investments and liabilities of CIVs relating only to those assets and liabilities still held at the reporting date were $(21,668) and $1,377 for the fiscal year ended March 31, 2011 and 2010, respectively.

There were no significant transfers between Levels 1 and 2 during the year ended March 31, 2011.

The NAV values used as a practical expedient by CIVs have been provided by the investees and have been derived from the fair values of the underlying investments as of the reporting date. The following table summarizes, as of March 31,

2011, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized.

Category of Investment	Investment Strategy	Fair Value Determined Using NAV		Unfunded Commitments	Remaining Term

Hedge funds	Global, fixed income, macro, long/short equity, systematic, emerging market, U.S. and Europe hedge	$45,978	(1)	n/a	n/a
Fund-of-hedge funds	Fixed income-emerging market, and Europe hedge	2,381	(2)	n/a	n/a
Private equity funds	Long/short equity	17,879	(3)	$11,830	8 years

Total		$66,238		$11,830

n/a — not applicable

(1)
30% quarterly redemption; 1% annual redemption; and 69% subject to three to five year lock-up or side pocket provisions.
(2)
Monthly redemption.
(3)
Liquidations are expected during the remaining term.

There are no current plans to sell any of these investments.

The following table presents the fair value and unpaid principal balance of CLO loans, bonds and debt carried at fair value under the fair value option as of March 31, 2011:

CLO loans and bonds
Unpaid principal balance	$299,044
Unpaid principal balance in excess of fair value	(4,283)

Fair value	$294,761

Unpaid principal balance of loans that are more than 90 days past due and also in nonaccrual status	$4,963
Unpaid principal balance in excess of fair value for loans that are more than 90 days past due and also in nonaccrual status	(2,837)

Fair value of loans more than 90 days past due and in nonaccrual status	$2,126

Debt
Principal amounts outstanding	$300,959
Excess unpaid principal over fair value	(22,639)

Fair value	$278,320

During the year ended March 31, 2011, total net losses of $14,686 were recognized in Other non-operating income (expense) of CIVs in the Consolidated Statements of Income related to assets and liabilities for which the fair value option was elected. For CLO loans and CLO debt measured at fair value, substantially all of the estimated gains and losses included in earnings for the year ended March 31, 2011 were attributable to instrument specific credit risk as relevant interest rates were fairly static while the credit spreads for these instruments widened during the current period, particularly credit spreads for the CLO debt with lower seniority in the capital structure.

The CLO debt bears interest at variable rates based on LIBOR plus a pre-defined spread, which ranges from 25 basis points to 400 basis points. All outstanding debt matures on July 15, 2018.

As of March 31, 2011, total derivative assets and liabilities of CIVs of $170 and $14,297, respectively, are primarily recorded in Other liabilities of CIVs. Gains and (losses) of $15,364 and $(18,022), respectively, for the fiscal year ended March 31, 2011 related to derivative assets and liabilities of CIVs are included in Other non-operating income (expense) of CIVs. There is no risk to Legg Mason in relation to the derivative assets and liabilities of the CIVs in excess of its investment in the funds, if any.

As of March 31, 2011 and March 31, 2010, for VIEs in which Legg Mason holds a significant variable interest or is the sponsor and holds a variable interest, but for which it was not the primary beneficiary, Legg Mason's carrying value, the related VIE assets and liabilities and maximum risk of loss were as follows:

	As of March 31, 2011
	VIE Assets Not Consolidated	VIE Liabilities Not Consolidated	Equity Interests on the Consolidated Balance Sheet	Maximum Risk of Loss(2)

CDOs/CLOs(1)	$382,692	$354,692	$—	$196
Public-Private Investment Program(3)	692,488	2,002	290	290
Other sponsored investment funds	20,241,752	16,771	83,480	121,899

Total	$21,316,932	$373,465	$83,770	$122,385

	As of March 31, 2010
	VIE Assets Not Consolidated	VIE Liabilities Not Consolidated	Equity Interests on the Consolidated Balance Sheet	Maximum Risk of Loss(2)

CDOs/CLOs(1)	$3,508,290	$3,215,890	$—	$—
Public-Private Investment Program(3)	411,489	—	55,526	72,245
Other sponsored investment funds	16,564,227	1,334	47,484	71,383

Total	$20,484,006	$3,217,224	$103,010	$143,628

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

19.   LIQUIDITY FUND SUPPORT

Due to stress in the liquidity markets in prior years, certain asset backed securities previously held by liquidity funds that a Legg Mason subsidiary manages were in default or had been restructured after a default. Although the Company was not required to provide support to the funds, Legg Mason elected to do so to maintain the confidence of its clients, maintain its reputation in the marketplace, and in certain cases, support the AAA/Aaa credit ratings of funds. If clients were to lose confidence in the Company, they could potentially withdraw funds in favor of investments offered by competitors, resulting in a reduction in Legg Mason's assets under management and investment advisory and other fees.

As of March 31, 2010, all previously existing support arrangements had expired or were terminated in accordance with their terms. For the year ended March 31, 2010, Legg Mason recognized pre-tax gains of $23,171 ($16,565 net of income taxes), which represents the reversal of unrealized, non-cash losses recorded in fiscal 2009 related to four CSAs to support investments in non-asset backed securities. This amount also includes pre-tax gains on foreign exchange forward contracts of $1,484 and an interest payment of $1,056 received related to SIV securities that were sold in fiscal 2009.

During fiscal 2009, Legg Mason purchased for $2,923,666 in cash, including $24,256 of accrued interest, $2,972,772 in principal amount of non-bank sponsored SIV securities from six liquidity funds that were previously supported under CSAs and LOCs. The Company subsequently sold the purchased securities, along with $354,934 of securities previously supported by a TRS and $76,237 of Canadian conduit securities held on its balance sheet, to third parties for $654,726, excluding transaction costs. Legg Mason also paid $181,183 to reimburse two funds for a portion of losses they incurred in selling unsupported SIV securities. As a result of the sale and reimbursement to the funds, which completely eliminated the Company's exposure to securities issued by SIVs, the Company incurred a realized loss of $2,261,365 ($1,362,146 net of taxes and operating expense adjustments) in fiscal 2009. Also, during fiscal 2009, Legg Mason recognized unrealized losses of $21,871 ($14,433 net of taxes and operating expense adjustments) related to non-bank sponsored SIV securities purchased from a liquidity fund in fiscal 2008 and unrealized losses related to the four CSAs to support investments in non-asset backed securities, which expired or were terminated in accordance with their terms during fiscal 2010.

All gains and losses, including interest payments and those related to foreign exchange forward contracts, are included in Fund support in Other non-operating income (expense) on the Consolidated Statements of Income.

QUARTERLY FINANCIAL DATA
(Dollars in thousands, except per share amounts)
(Unaudited)

	Quarter Ended
Fiscal 2011(1)	Mar. 31	Dec. 31	Sept. 30	Jun. 30

Operating Revenues	$713,430	$721,928	$674,794	$674,165
Operating Expenses	614,290	624,936	586,895	571,388

Operating Income	99,140	96,992	87,899	102,777

Other Non-Operating Income (Expense)	3,486	(9,836)	15,409	(30,670)

Income before Income Tax Provision	102,626	87,156	103,308	72,107
Income tax provision	31,858	33,792	26,720	27,064

Net Income	70,768	53,364	76,588	45,043
Less: Net income (loss) attributable to noncontrolling interests	1,731	(8,256)	1,253	(2,888)

Net Income attributable to Legg Mason, Inc.	$69,037	$61,620	$75,335	$47,931

Net Income per Share attributable to Legg Mason, Inc. common shareholders:
Basic	$0.45	$0.41	$0.50	$0.30
Diluted	0.45	0.41	0.50	0.30
Cash dividend per share	0.06	0.06	0.04	0.04
Stock price range:
High	37.29	37.72	31.04	34.83
Low	32.21	29.68	24.94	27.36
Assets Under Management:
End of period	$677,646	$671,799	$673,467	$645,362
Average	673,495	672,399	658,585	668,268

(1)
Due to rounding of quarterly results, total amounts for each fiscal year may differ immaterially from the annual results.

As of May 20, 2011, the closing price of Legg Mason's common stock was $33.55.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.  CONTROLS AND PROCEDURES.

        As of March 31, 2011, Legg Mason's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective on a reasonable assurance basis. There have been no changes in Legg Mason's internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.

        During the first quarter of fiscal year 2012, we will substantially complete the transition of certain functions and systems as a part of our business model streamlining initiative. As a result of these transitions, modifications to the company's internal controls over financial reporting are required to conform with and support the new systems. In aggregate, these changes may be considered material. We do not expect to report any material control issues related to these changes in our control environment.

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

ITEM 9B.  OTHER INFORMATION.

        None.

 PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The information about our Directors required by this item will be contained under the caption "Election of Directors" in our definitive proxy statement for the 2011 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this item will be contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in that proxy statement. All of that information is incorporated herein by reference to the proxy statement. See Part I, Item 4A of Report for information regarding certain of our executive officers. The process by which our stockholders may recommend nominees to our Board of Directors and any material changes to that process will be discussed in our definitive proxy statement for the 2011 Annual Meeting of Stockholders under the caption "Corporate Governance — Director Nomination Process." That information is incorporated herein by reference to the proxy statement.

        Our Board of Directors has an Audit Committee, a Compensation Committee, a Finance Committee, a Nominating & Corporate Governance Committee and a Risk Committee. Information about our Board of Directors' determination regarding the service of an audit committee financial expert on the Audit Committee of the Board of Directors and the name and independence of such expert will be contained in the second paragraph under the caption "Election of Directors — Committees of the Board-Board Meetings — Audit Committee" in our definitive proxy statement for the 2011 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement. Information about the identities of the members of the Audit Committee of the Board of Directors will be contained in the proxy statement under the heading "Election of Directors — Committees of the Board — Board Meetings — Audit Committee" and is also incorporated herein by reference.

        We have adopted a corporate Code of Conduct that applies to all directors and employees of Legg Mason and its subsidiaries, including Legg Mason's Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Controller. This Code of Conduct is designed to deter wrongdoing and to, among other things, promote honest and ethical conduct; full, fair, accurate, timely and understandable disclosure; compliance with applicable governmental laws, rules and regulations; prompt internal reporting of violations of the Code; and accountability for adherence to the Code. The Code of Conduct is posted on our corporate website at http://www.leggmason.com under the "About Us — Corporate Governance" section. In addition, a copy of the Code of Conduct may be obtained, free of charge, upon written request to Corporate Secretary, Legg Mason, Inc., 100 International Drive, Baltimore, MD 21202. We will post any amendments or waivers to the Code of Conduct that are required to be disclosed by the rules of the SEC or the NYSE, on our corporate website at the foregoing address.

ITEM 11.  EXECUTIVE COMPENSATION.

        The information required by this item will be contained under the captions "Election of Directors — Compensation of Directors," "Executive Compensation," "Compensation Committee Interlocks, Insider Participation and Certain Transactions" and "Compensation Committee Report" in our definitive proxy statement for the 2011 Annual Meeting of Stockholders. All of that information is incorporated herein by reference to the proxy statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by this item will be contained under the caption "Security Ownership of Management and Principal Stockholders" in our definitive proxy statement for the 2011 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement. See Part II, Item 5 of this Report for information regarding our equity compensation plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information required by this item will be contained under the captions "Compensation Committee Interlocks, Insider Participation and Certain Transactions," "Corporate Governance — Policies and Procedures Regarding Related Party Transactions" and "Corporate Governance — Independent Directors" in our definitive proxy statement for the 2011 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information required by this item will be contained under the captions "Proposed Ratification of the Appointment of Independent Registered Public Accounting Firm — Fees Paid to Independent Registered Public Accounting Firm" and "Proposed Ratification of the Appointment of Independent Registered Public Accounting Firm — Pre-approval of Independent Registered Public Accounting Firm Services" in our definitive proxy statement for the 2011 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

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

  3.
  Exhibits

3.1	Articles of Incorporation of Legg Mason, as amended (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)
3.2	By-laws of Legg Mason, as amended and restated January 22, 2010 (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 22, 2010)
4.1	Indenture, dated January 31, 2008, between Legg Mason and The Bank of New York, as trustee, with respect to the Legg Mason 2.5% senior notes due January 15, 2015 (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 31, 2008)
4.2	Indenture, dated May 12, 2008, between Legg Mason and The Bank of New York, as trustee, with respect to the Legg Mason 5.60% senior notes due June 30, 2021 (incorporated by reference to Legg Mason's Registration Statement on Form S-3, filed on May 6, 2008)
4.3	First Supplemental Indenture, dated May 12, 2008, between Legg Mason and The Bank of New York, as trustee with respect to the Legg Mason 5.60% senior notes due June 30, 2021 (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on May 6, 2008)
4.4	Purchase Contract and Pledge Agreement, dated May 12, 2008, between Legg Mason and The Bank of New York as Stock Purchase Contract Agent and The Bank of New York as Collateral Agent, Custodial Agent and Securities Intermediary (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on May 6, 2008)
4.5	Legg Mason hereby agrees, pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, to furnish to the SEC upon request a copy of each instrument with respect to the rights of holders of long-term debt of Legg Mason and its subsidiaries.
10.1	Legg Mason, Inc. Non-Employee Director Equity Plan, as amended (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)*
10.2	Form of Common Stock Grant Award Letter under the Legg Mason, Inc. Non-Employee Director Equity Plan (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*

10.3	Form of Restricted Stock Unit Grant Award Letter under the Legg Mason, Inc. Non-Employee Director Equity Plan (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)*
10.4	Legg Mason & Co., LLC Deferred Compensation/Phantom Stock Plan, as amended (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)*
10.5	Legg Mason, Inc. Executive Incentive Compensation Plan (incorporated by reference to Appendix A to the definitive proxy statement for Legg Mason's 2010 Annual Meeting of Stockholders)*
10.6	Legg Mason, Inc. 1996 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the definitive proxy statement for Legg Mason's 2009 Annual Meeting of Stockholders)*
10.7	Form of Non-Qualified Stock Option Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan, filed herewith*
10.8	Form of Restricted Stock Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan, filed herewith*
10.9	Form of Restricted Stock Unit Agreement under the Legg Mason Inc. 1996 Equity Incentive Plan, filed herewith*
10.10	Registration Rights Agreement, dated January 31, 2008, between Legg Mason, KKR I-L Limited, Credit Suisse International and HSBC Bank USA, National Association (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 31, 2008)
10.11	Amended and Restated Global Distribution Agreement, dated as of October 3, 2005, between Legg Mason and Citigroup Inc. (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)
10.12	Lease Agreement, dated August 16, 2006, between Legg Mason and FC Eighth Ave., LLC (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10.13	Agreement dated October 25, 2009 among Legg Mason, Inc. and Trian Fund Management, L.P., funds managed by it and certain of its affiliates (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on October 25, 2009)
10.14	5-Year Revolving Credit Agreement, dated as of October 14, 2005, as amended and restated by the Amendment Agreement dated as of February 11, 2010, among Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; and the other banks party thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on February 11, 2010)
10.15	Note Purchase Agreement, dated January 14, 2008 (the "Note Purchase Agreement"), between Legg Mason, the purchasers named therein, and for limited purposes, Kohlberg Kravis Roberts & Co. L.P. (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 14, 2008)
10.16	Standstill Agreement, dated January 14, 2008, between Legg Mason and Kohlberg Kravis Roberts & Co. L.P. (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 14, 2008)
10.17	Call Option Transaction Confirmation, dated January 14, 2008, between Legg Mason and JPMorgan Chase Bank, National Association (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 14, 2008)
10.18	Call Option Transaction Confirmation, dated January 14, 2008, between Legg Mason and Merrill Lynch Financial Markets, Inc. (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 14, 2008)

10.19	Call Option Transaction Confirmation, dated January 14, 2008, between Legg Mason and Goldman, Sachs & Co. (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 14, 2008)
10.20	Call Option Transaction Confirmation, dated January 14, 2008, between Legg Mason and Bank of America, N.A. (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 14, 2008)
10.21	Issuer Warrant Transaction Confirmation, dated January 14, 2008, between Legg Mason and JPMorgan Chase Bank, National Association (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 14, 2008)
10.22	Issuer Warrant Transaction Confirmation, dated January 14, 2008, between Legg Mason and Merrill Lynch Financial Markets, Inc. (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 14, 2008)
10.23	Issuer Warrant Transaction Confirmation, dated January 14, 2008, between Legg Mason and Goldman, Sachs & Co. (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 14, 2008)
10.24	Issuer Warrant Transaction Confirmation, dated January 14, 2008, between Legg Mason and Bank of America, N.A. (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 14, 2008)
10.25	Amendment to the Note Purchase Agreement, dated May 5, 2008, between Legg Mason, the purchasers named therein, and for limited purposes, Kohlberg Kravis Roberts & Co. L.P., (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on May 6, 2008)
10.26	Offer Letter dated December 13, 2010 (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on December 13, 2010)*
10.27	Severance and Release of Claims Letter, dated December 17, 2010 (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on December 17, 2010)*
12	Computation of consolidated ratios of earnings to fixed charges, filed herewith
21	Subsidiaries of the Company, filed herewith
23	Consent of Independent Registered Public Accounting Firm, filed herewith
31.1	Certification of Chief Executive Officer, filed herewith
31.2	Certification of Principal Financial Officer, filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
101	Financial statements from the annual report on Form 10-K of Legg Mason, Inc. for the year ended March 31, 2011, filed on May 27, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Changes in Stockholders' Equity, (iv) the Consolidated Statements of Comprehensive Income (Loss), (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

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
Date: May 27, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark R. Fetting Mark R. Fetting	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	May 27, 2011
/s/ Peter H. Nachtwey Peter H. Nachtwey	Chief Financial Officer and Senior Executive Vice President (Principal Financial and Accounting Officer)	May 27, 2011
/s/ Harold L. Adams Harold L. Adams	Director	May 27, 2011
/s/ Robert Angelica Robert Angelica	Director	May 27, 2011
/s/ Dennis R. Beresford Dennis R. Beresford	Director	May 27, 2011
/s/ John T. Cahill John T. Cahill	Director	May 27, 2011
/s/ Barry W. Huff Barry W. Huff	Director	May 27, 2011
/s/ John E. Koerner III John E. Koerner III	Director	May 27, 2011
/s/ Cheryl Gordon Krongard Cheryl Gordon Krongard	Director	May 27, 2011

Signature	Title	Date

/s/ Scott C. Nuttall Scott C. Nuttall	Director	May 27, 2011
/s/ Nelson Peltz Nelson Peltz	Director	May 27, 2011
/s/ W. Allen Reed W. Allen Reed	Director	May 27, 2011
/s/ Margaret Milner Richardson Margaret Milner Richardson	Director	May 27, 2011
/s/ Nicholas J. St. George Nicholas J. St. George	Director	May 27, 2011
/s/ Kurt L. Schmoke Kurt L. Schmoke	Director	May 27, 2011