Form 10-Q
period 2011-06-30
LEGG MASON, INC.
filed 2011-08-08
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q
(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

147,299,898 shares of common stock as of the close of business on August 4, 2011.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 30, 2011	March 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$1,196,019	$1,375,918
Cash and cash equivalents of consolidated investment vehicles	41,337	37,153
Restricted cash	7,637	9,253
Receivables:
Investment advisory and related fees	351,565	366,571
Other	77,328	29,466
Investment securities	390,888	400,510
Investment securities of consolidated investment vehicles	95,727	82,829
Deferred income taxes	79,196	82,174
Other	54,325	59,700
Other current assets of consolidated investment vehicles	86,439	2,982
Total current assets	2,380,461	2,446,556
Fixed assets, net	277,857	286,705
Intangible assets, net	3,871,278	3,876,775
Goodwill	1,313,099	1,311,652
Investments of consolidated investment vehicles	298,282	312,765
Deferred income taxes	220,810	232,394
Other	231,153	240,909
Total Assets	$8,592,940	$8,707,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued compensation	$253,927	$368,164
Accounts payable and accrued expenses	207,976	207,870
Short-term borrowings	250,000	250,000
Current portion of long-term debt	996	792
Other	68,696	87,393
Other current liabilities of consolidated investment vehicles	133,762	54,753
Total current liabilities	915,357	968,972
Deferred compensation	66,701	92,487
Deferred income taxes	284,983	266,193
Other	146,188	93,612
Long-term debt	1,107,127	1,201,076
Long-term debt of consolidated investment vehicles	278,195	278,320
Total Liabilities	2,798,551	2,900,660

Commitments and Contingencies (Note 8)

Redeemable Noncontrolling Interests	47,991	36,712

Stockholders’ Equity
Common stock, par value $.10; authorized 500,000,000 shares; issued 147,230,184 shares and 150,218,810 shares, respectively	14,723	15,022
Additional paid-in capital	4,028,354	4,111,095
Employee stock trust	(34,850)	(34,466)
Deferred compensation employee stock trust	34,850	34,466
Retained earnings	1,587,752	1,539,984
Appropriated retained earnings of consolidated investment vehicle	8,777	10,922
Accumulated other comprehensive income, net	106,792	93,361
Total Stockholders’ Equity	5,746,398	5,770,384
Total Liabilities and Stockholders’ Equity	$8,592,940	$8,707,756
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,
	2011	2010
Operating Revenues
Investment advisory fees
Separate accounts	$204,793	$200,972
Funds	400,144	352,699
Performance fees	18,614	22,774
Distribution and service fees	92,064	96,314
Other	1,493	1,406
Total operating revenues	717,108	674,165
Operating Expenses
Compensation and benefits	300,352	266,074
Transition-related compensation	11,395	2,713
Total compensation and benefits	311,747	268,787
Distribution and servicing	180,756	184,702
Communications and technology	40,501	39,976
Occupancy	33,238	33,675
Amortization of intangible assets	5,578	5,728
Other	44,922	38,520
Total operating expenses	616,742	571,388
Operating Income	100,366	102,777
Other Non-Operating Income (Expense)
Interest income	3,055	1,815
Interest expense	(22,361)	(22,801)
Other income (expense)	3,403	(7,291)
Other non-operating income (expense) of consolidated investment vehicles, net	5,102	(2,393)
Total other non-operating income (expense)	(10,801)	(30,670)
Income Before Income Tax Provision	89,565	72,107
Income tax provision	27,867	27,064
Net Income	61,698	45,043
Less: Net income (loss) attributable to noncontrolling interests	1,746	(2,888)
Net Income Attributable to Legg Mason, Inc.	$59,952	$47,931

Net Income per Share Attributable to Legg Mason, Inc. Common Shareholders:
Basic	$0.40	$0.30
Diluted	$0.40	$0.30

Weighted Average Number of Shares Outstanding:
Basic	149,210	160,123
Diluted	149,347	160,762

Dividends Declared per Share	$0.08	$0.04
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2011	2010
Net Income	$61,698	$45,043
Other comprehensive income:
Foreign currency translation adjustment	13,360	(9,616)
Unrealized gains (losses) on investment securities:
Unrealized holding gains, net of tax provision of $44 and $42, respectively	67	65
Reclassification adjustment for losses (gains) included in net income	4	(3)
Net unrealized gains on investment securities	71	62
Total other comprehensive income (loss)	13,431	(9,554)
Comprehensive Income	75,129	35,489
Less: Comprehensive income (loss) attributable to noncontrolling interests	1,746	(2,888)
Comprehensive Income Attributable to Legg Mason, Inc.	$73,383	$38,377
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2011	2010
COMMON STOCK
Beginning balance	$15,022	$16,144
Stock options and other stock-based compensation	2	9
Deferred compensation employee stock trust	3	4
Deferred compensation, net	116	146
Exchangeable shares	—	110
Equity Units exchanged	183	—
Shares repurchased and retired	(603)	(966)
Ending balance	14,723	15,447
SHARES EXCHANGEABLE INTO COMMON STOCK
Beginning balance	—	2,760
Exchanges	—	(2,760)
Ending balance	—	—
ADDITIONAL PAID-IN CAPITAL
Beginning balance, as reported	4,111,095	4,447,612
Stock options and other stock-based compensation	4,894	7,177
Deferred compensation employee stock trust	1,060	1,151
Deferred compensation, net	7,965	7,257
Exchangeable shares	—	2,650
Equity Units exchanged	102,856	—
Shares repurchased and retired	(199,516)	(314,421)
Ending balance	4,028,354	4,151,426
EMPLOYEE STOCK TRUST
Beginning balance	(34,466)	(33,095)
Shares issued to plans	(1,063)	(1,030)
Distributions and forfeitures	679	—
Ending balance	(34,850)	(34,125)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	34,466	33,095
Shares issued to plans	1,063	1,030
Distributions and forfeitures	(679)	—
Ending balance	34,850	34,125
RETAINED EARNINGS
Beginning balance	1,539,984	1,316,981
Net income attributable to Legg Mason, Inc.	59,952	47,931
Dividends declared	(12,184)	(6,551)
Ending balance	1,587,752	1,358,361
APPROPRIATED RETAINED EARNINGS OF CONSOLIDATED INVESTMENT VEHICLES
Beginning balance	10,922	—
Cumulative effect of change in accounting principle	—	24,666
Net loss reclassified to appropriated retained earnings	(2,145)	(3,072)
Ending balance	8,777	21,594
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET
Beginning balance	93,361	58,227
Unrealized holding gains on investment securities, net of tax	71	62
Foreign currency translation adjustment	13,360	(9,616)
Ending balance	106,792	48,673
TOTAL STOCKHOLDERS’ EQUITY	$5,746,398	$5,595,501
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2011	2010
Cash Flows from Operating Activities
Net Income	$61,698	$45,043
Adjustments to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	22,879	26,568
Imputed interest for 2.5% convertible senior notes	9,489	8,909
Accretion and amortization of securities discounts and premiums, net	1,147	1,147
Stock-based compensation	12,431	12,021
Net losses on investments	177	10,673
Net (gains) losses of consolidated investment vehicles	(3,538)	4,641
Deferred income taxes	4,067	15,215
Other	533	110
Decrease (increase) in assets:
Investment advisory and related fees receivable	15,763	32,636
Net sales of trading investments	20,635	11,301
Other receivables	(6,993)	(3,780)
Other assets	7,713	(36,067)
Increase (decrease) in liabilities:
Accrued compensation	(115,161)	(84,497)
Deferred compensation	(25,786)	(27,194)
Accounts payable and accrued expenses	106	(251)
Other liabilities	22,694	(23,929)
Net (decrease) increase in operating assets and liabilities of consolidated investment vehicles, including cash	(103,751)	33,114
Cash (Used for) Provided by Operating Activities	(75,897)	25,660
Cash Flows Provided by (Used for) Investing Activities
Payments for fixed assets	(8,133)	(4,117)
Restricted cash	1,617	—
Purchases of investment securities	(1,630)	(15,747)
Proceeds from sales and maturities of investment securities	1,723	1,461
Purchases of investments by consolidated investment vehicles	(56,831)	(39,208)
Proceeds from sales and maturities of investments by consolidated investment vehicles	71,357	31,897
Cash Provided by (Used for) Investing Activities	8,103	(25,714)
Cash Flows Used for Financing Activities
Third-party distribution financing, net	—	(1,639)
Repayment of principal on long-term debt	(195)	(1,391)
Repurchases of common stock	(200,119)	(315,387)
Issuance of common stock	1,133	3,706
Dividends paid	(9,144)	(6,551)
Net borrowings (repayments) of consolidated investment vehicles	82,727	(1,837)
Net subscriptions received from/(redemptions/distributions paid to) noncontrolling interest holders	7,388	202
Cash Used for Financing Activities	(118,210)	(322,897)
Effect of Exchange Rate Changes on Cash	6,105	(3,753)
Net Decrease in Cash and Cash Equivalents	(179,899)	(326,704)
Cash and Cash Equivalents at Beginning of Period	1,375,918	1,465,888
Cash and Cash Equivalents at End of Period	$1,196,019	$1,139,184
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts, unless otherwise noted)
June 30, 2011
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

Unless otherwise noted, all per share amounts for the three months ended June 30, 2010 include both common shares of Legg Mason and shares issued in connection with the acquisition of Legg Mason Canada Inc., which were exchangeable into common shares of Legg Mason on a one-for-one basis at any time. During the quarter ended June 30, 2010, all outstanding exchangeable shares were converted into shares of Legg Mason common stock.

Terms such as “we,” “us,” “our,” and “company” refer to Legg Mason.

2.	Significant Accounting Policies

Consolidation
In accordance with financial accounting standards on consolidation, Legg Mason consolidates and separately identifies certain sponsored investment vehicles, the most significant of which is a collateralized loan obligation entity (“CLO”).  The consolidation of these investment vehicles has no impact on Net Income Attributable to Legg Mason, Inc. and does not have a material impact on Legg Mason's consolidated operating results.  Legg Mason also holds investments in certain consolidated sponsored investment funds and the change in the value of these investments, which is recorded in Other non-operating income (expense), is reflected in its Net Income, net of amounts allocated to noncontrolling interests.  Also, see Note 12 for additional information regarding the consolidation of investment vehicles.

Business Realignment and Goodwill
In connection with a realignment of its executive management team during fiscal 2011, Legg Mason no longer manages its business in two operating segments (divisions) and, during the quarter ended June 30, 2011, has eliminated the previous separation of the Americas and International divisions and combined them into one operating segment, Global Asset Management. Legg Mason believes this structure allows the Company to function as a global organization with a single purpose. Internal management reporting has been modified consistent with this realignment such that discrete financial information regularly received by the chief operating decision maker, our Chief Executive Officer, is at the consolidated Global Asset Management business level. As a result, the former Americas and International operating segments are no longer our reporting units, and subsequently, goodwill will be recorded and evaluated at one Global Asset Management reporting unit level.

Restructuring Costs
In May 2010, Legg Mason's management committed to a plan to streamline its business model as further described in Note 11. The costs anticipated in connection with this plan primarily relate to employee termination benefits, incentives to retain employees during the transition period, and contract termination costs. Termination benefits, including severance, and retention incentives are recorded as Transition-related compensation in the Consolidated Statements of Income. These compensation items require employees to provide future service and are therefore expensed ratably over the required service period. Contract termination and other costs are expensed when incurred.

Noncontrolling interests
Noncontrolling interests related to certain consolidated investment vehicles ("CIVs") are classified as redeemable noncontrolling interests since investors in these funds may request withdrawals at any time.  Redeemable noncontrolling interests as of and for the three months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended
	June 30,
	2011	2010
Balance, beginning of period	$36,712	$29,577
Net income attributable to redeemable noncontrolling interests	3,891	184
Net subscriptions received from noncontrolling interest holders	7,388	202
Balance, end of period	$47,991	$29,963

3. Fair Values of Assets and Liabilities

The disclosures below include details of Legg Mason’s assets and liabilities that are measured at fair value, excluding assets and liabilities of CIVs. See Note 12, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the assets and liabilities of CIVs that are measured at fair value.

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

	As of June 30, 2011
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash equivalents(1):
Money market funds	$722,756	$—	$—	$722,756
Time deposits	—	36,412	—	36,412
Total cash equivalents	722,756	36,412	—	759,168
Investment securities:
Trading investments relating to long-term incentive compensation plans(2)	115,425	—	—	115,425
Trading proprietary fund products and other investments(3)	108,866	99,057	280	208,203
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments(4)	15,407	39,613	12,240	67,260
Total current investments	239,698	138,670	12,520	390,888
Available-for-sale investment securities	2,122	9,189	12	11,323
Investments in partnerships, LLCs, and other	—	—	21,952	21,952
Equity method investments in partnerships and LLCs	1,419	—	143,107	144,526
Derivative assets:
Currency and market hedge	1,185	—	—	1,185
Other investments	—	—	1,242	1,242
	$967,180	$184,271	$178,833	$1,330,284
Liabilities:
Derivative liabilities:
Currency and market hedge	$(2,720)	$—	$—	$(2,720)

	As of March 31, 2011
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash equivalents(1):
Money market funds	$912,951	$—	$—	$912,951
Time deposits	—	92,877	—	92,877
Total cash equivalents	912,951	92,877	—	1,005,828
Investment securities:
Trading investments relating to long-term incentive compensation plans(2)	120,107	—	—	120,107
Trading proprietary fund products and other investments(3)	90,123	102,562	11,378	204,063
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments(4)	15,645	48,528	12,167	76,340
Total current investments	225,875	151,090	23,545	400,510
Available-for-sale investment securities	2,666	8,622	12	11,300
Investments in partnerships, LLCs and other	—	—	22,167	22,167
Equity method investments in partnerships and LLCs	1,420	—	153,931	155,351
Derivative assets:
Currency and market hedge	1,169	—	—	1,169
Other investments	—	—	270	270
	$1,144,081	$252,589	$199,925	$1,596,595
Liabilities:
Derivative liabilities:
Currency and market hedge	$(3,120)	$—	$—	$(3,120)

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

(3)
Total proprietary fund products and other investments represent primarily mutual funds that are invested approximately 66% and 34% in equity and debt securities as of June 30, 2011, respectively, and were invested approximately 60% and 40% in equity and debt securities as of March 31, 2011, respectively.

(4)
Includes investments under the equity method (which approximates fair value) relating to long-term incentive compensation plans of $39,613 and $48,528 as of June 30, 2011 and March 31, 2011, respectively, and proprietary fund products and other investments of $27,647 and $27,812 as of June 30, 2011 and March 31, 2011, respectively, which are classified as Investment securities on the Consolidated Balance Sheets.

In accordance with new accounting guidance adopted during the three months ended June 30, 2011, the changes in financial assets measured at fair value using significant unobservable inputs (Level 3) for the period from March 31, 2011 to June 30, 2011 are now presented on a gross basis in the table below:

	Value as of March 31, 2011	Purchases	Issuances	Sales	Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of June 30, 2011
Assets:
Trading proprietary fund products and other investments	$11,378	$—	$—	$(11,641)	$—	$—	$543	$280
Equity method investments in proprietary fund products	12,167	—	—	—	—	—	73	12,240
Investments in partnerships, LLCs and other	22,167	—	—	—	(215)	—	—	21,952
Equity method investments in partnerships and LLCs	153,931	1,330	—	(1,657)	(12,078)	—	1,581	143,107
Other investments	282	—	—	—	—	—	972	1,254
	$199,925	$1,330	$—	$(13,298)	$(12,293)	$—	$3,169	$178,833

	Value as of March 31, 2010	Purchases, sales, issuances and settlements, net	Transfers	Realized and unrealized gains/(losses), net	Value as of June 30, 2010
Assets:
Trading proprietary fund products and other investments	$22,459	$(2,500)	$—	$(748)	$19,211
Equity method investments in proprietary fund products	12,090	—	—	(479)	11,611
Investments in partnerships, LLCs and other	23,049	(290)	—	—	22,759
Equity method investments in partnerships and LLCs	98,968	38,323	—	2,456	139,747
Other investments	1,464	6	—	—	1,470
	$158,030	$35,539	$—	$1,229	$194,798

Realized and unrealized gains and losses recorded for Level 3 investments are included in Other income (expense) on the Consolidated Statements of Income.  Total unrealized gains (losses) for Level 3 investments relating only to those assets and liabilities still held at the reporting date were $1,068 and $(1,224) for the three months ended June 30, 2011 and 2010, respectively.

There were no significant transfers between Levels 1 and 2 during the three months ended June 30, 2011 and 2010.

As a practical expedient, Legg Mason relies on the net asset value of certain investments as their fair value.  The net asset values that have been provided by the investees have been derived from the fair values of the underlying investments as of the reporting date.  The following table summarizes, as of June 30, 2011, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized.

Category of Investment	Investment Strategy	Fair Value Determined Using NAV		Unfunded Commitments	Remaining Term
Funds-of-hedge funds	Global, fixed income, macro, long/short equity, natural resources, systematic, emerging market, European hedge	$74,427	(1)	n/a	n/a
Private equity funds	Long/short equity	25,339	(2)	$6,588	6 to 9 years
Private fund	Fixed income, residential and commercial mortgage-backed securities	87,025	(2)	n/a	7 years, subject to two one-year extensions
Other	Various	2,668	(2)	n/a	Various (3)
Total		$189,459		$6,588

n/a-not applicable
(1) 74% monthly redemption; 26% quarterly redemption, of which 29% is subject to two-year lock-up.
(2) Liquidations are expected over the remaining term.
(3) 4% remaining term of less than one year; 96% 20-year remaining term.

There are no current plans to sell any of these investments.

4. Fixed Assets

Fixed assets consist of equipment, software and leasehold improvements.  Equipment consists primarily of communications and technology hardware and furniture and fixtures.  Software includes purchased software and internally developed software. Fixed assets are reported at cost, net of accumulated depreciation and amortization.  The following table reflects the components of fixed assets as of:

	June 30, 2011	March 31, 2011
Equipment	$200,981	$200,696
Software	226,792	224,026
Leasehold improvements	280,461	280,277
Total cost	708,234	704,999
Less: accumulated depreciation and amortization	(430,377)	(418,294)
Fixed assets, net	$277,857	$286,705

Depreciation and amortization expense included in operating income was $17,301 and $20,840 for the three months ended June 30, 2011 and 2010, respectively.

5. Intangible Assets and Goodwill

The following tables reflect the components of intangible assets as of June 30:

	June 30, 2011	March 31, 2011
Amortizable asset management contracts
Cost	$209,252	$208,454
Accumulated amortization	(161,432)	(155,136)
Net	47,820	53,318
Indefinite–life intangible assets
Fund management contracts	3,753,658	3,753,657
Trade names	69,800	69,800
	3,823,458	3,823,457
Intangible assets, net	$3,871,278	$3,876,775

As of June 30, 2011, management contracts are being amortized over a weighted-average life of 3.4 years. Estimated amortization expense for each of the next five fiscal years is as follows:

Remaining 2012	$14,086
2013	14,085
2014	11,902
2015	2,987
2016	2,731
Thereafter	2,029
Total	$47,820

The change in the carrying value of goodwill for the three months ended June 30, 2011 is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value
Balance, beginning of period	$2,473,552	$(1,161,900)	$1,311,652
Impact of excess tax basis amortization	(5,303)	—	(5,303)
Other, including changes in foreign exchange rates	6,750	—	6,750
Balance, end of period	$2,474,999	$(1,161,900)	$1,313,099

6. Long-Term Debt and Equity Units

The disclosures below include details of Legg Mason’s debt, excluding the debt of CIVs.  See Note 12, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the debt of CIVs.

The accreted value of long-term debt consists of the following:

	June 30, 2011			March 31, 2011
	Current Accreted Value	Unamortized Discount	Maturity Amount	Current Accreted Value
2.5% convertible senior notes	$1,097,420	$152,580	$1,250,000	$1,087,932
5.6% senior notes from Equity Units	—	—	—	103,039
Other term loans	10,703	—	10,703	10,897
Subtotal	1,108,123	152,580	1,260,703	1,201,868
Less: current portion	996	—	996	792
Total	$1,107,127	$152,580	$1,259,707	$1,201,076

As of June 30, 2011, the aggregate maturities of long-term debt, based on their contractual terms, are as follows:

Remaining 2012	$792
2013	1,227
2014	1,277
2015	1,251,332
2016	6,075
Thereafter	—
Total	$1,260,703

At June 30, 2011, the estimated fair value of long-term debt was approximately $1,253,059.

Legg Mason is accreting the carrying value of the 2.5% convertible senior notes to the principal amount at maturity using an interest rate of 6.5% (the effective borrowing rate for non-convertible debt at the time of issuance) over its expected life of seven years, resulting in interest expense of approximately $9,489 and $8,909 for the quarters ended June 30, 2011 and 2010, respectively. The amount by which the notes’ if-converted value exceeds the accreted value using a current interest rate of 3.0% as of June 30, 2011 (representing a potential loss) is approximately $144,936.

The $103,039 of outstanding debt on the remaining 5.6% senior notes from Equity Units was retired on June 30, 2011, as part of a remarketing. Concurrently, Legg Mason issued 1,830 shares of Legg Mason common stock upon the exercise of the purchase contracts from the Equity Units.

7.  Stock-Based Compensation

Legg Mason’s stock-based compensation includes stock options, employee stock purchase plans, restricted stock awards and units, performance shares payable in common stock, and deferred compensation payable in stock.  Shares available for issuance under the active equity incentive plan as of June 30, 2011 were 6,306. On July 26, 2011, the equity incentive plan was amended to increase the available shares by 6,500. Options under Legg Mason’s employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in equal increments over four to five years and expire within eight to ten years from the date of grant.

Compensation expense relating to stock options for the three months ended June 30, 2011 and 2010 was $4,181 and $4,633, respectively.

Stock option transactions during the three months ended June 30, 2011 and 2010, respectively, are summarized below:

	Three Months Ended June 30,
	2011		2010
	Number of shares	Weighted-average exercise price per share	Number of shares	Weighted-average exercise price per share
Options outstanding at March 31	5,419	$59.82	6,054	$57.75
Granted	810	33.99	689	33.25
Exercised	(6)	29.73	(142)	26.12
Canceled/ forfeited	(54)	48.18	(61)	55.58
Options outstanding at June 30	6,169	$56.56	6,540	$55.88

At June 30, 2011, options were exercisable for 2,963 shares with a weighted-average exercise price of $75.53 and a weighted-average remaining contractual life of 3.2 years.  Unamortized compensation cost related to unvested options (3,206 shares) at June 30, 2011 of $34,075 is expected to be recognized over a weighted-average period of 2.0 years.

The weighted-average fair value of option grants during the three months ended June 30, 2011 and 2010, using the Black-Scholes option-pricing model, was $13.13 and $14.44 per share, respectively.

The following weighted-average assumptions were used in the model for grants in fiscal 2012 and 2011:

	Three Months Ended June 30,
	2011	2010
Expected dividend yield	1.39%	1.39%
Risk-free interest rate	1.95%	2.41%
Expected volatility	47.16%	52.84%
Expected lives (in years)	5.12	5.18

Compensation expense relating to restricted stock and restricted stock units for the three months ended June 30, 2011 and 2010 was $8,075 and $7,384, respectively.

Restricted stock and restricted stock unit transactions during the three months ended June 30, 2011 and 2010, respectively, are summarized below:

	Three Months Ended June 30,
	2011		2010
	Number of shares	Weighted-average grant date value	Number of shares	Weighted-average grant date value
Unvested shares at March 31	2,637	$33.01	1,605	$34.80
Granted	1,247	33.99	1,607	33.25
Vested	(678)	34.05	(402)	39.08
Canceled/forfeited	(19)	33.29	(10)	34.17
Unvested shares at June 30	3,187	$33.17	2,800	$33.31

Unamortized compensation cost related to unvested restricted stock and restricted stock unit awards at June 30, 2011 of $86,881 is expected to be recognized over a weighted-average period of 2.0 years.

Compensation expense relating to the stock purchase plan and deferred compensation payable in stock for the three months ended June 30, 2011 and 2010 was $175 and $185, respectively.

As of June 30, 2011 and 2010 non-employee directors held 220 and 288 stock options, respectively, which are included in the outstanding options presented in the table above. As of June 30, 2011 and 2010, non-employee directors held 62 and 53 restricted stock units, respectively, which vest on the grant date and are therefore not included in the unvested shares of restricted stock and restricted stock units in the table above.  There were no stock options, restricted stock or restricted stock unit transactions related to non-employee directors during the three months ended June 30, 2011 and 2010.

During the June 2011 quarter, Legg Mason established a long-term incentive plan (the "LTIP") under its equity incentive plan, which provides an additional element of compensation that is based on performance. Under the LTIP, executive officers will be awarded cash value performance units annually that will vest at the end of a three year period, based on a measure of Legg Mason's accumulated earnings. Awards granted under the LTIP may be settled in cash and/or shares of Legg Mason common stock, at the discretion of Legg Mason. Related expenses will be recognized over the vesting periods based on a probability assessment of the expected outcome under the LTIP provisions.

As part of the Company's restructuring initiative, as further discussed in Note 11, the employment of certain recipients of stock option and restricted stock awards will be terminated. The termination benefits extended to these employees include accelerated vesting of any portion of their equity incentive awards that would not have vested by January 1, 2012 under the original terms of the awards. During fiscal 2011, the portion of the awards subject to accelerated vesting were revalued and are being expensed over the new vesting period, the impact of which is included above.

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

As of June 30, 2011, the minimum annual aggregate rentals under operating leases and service agreements are as follows:

Remaining 2012	$110,214
2013	128,752
2014	102,156
2015	91,218
2016	83,718
Thereafter	521,685
Total	$1,037,743

The minimum rental commitments shown above have not been reduced by $153,723 for minimum sublease rentals to be received in the future under non-cancelable subleases, of which approximately 52% is due from one counterparty.  If a sub-tenant defaults on a sublease, Legg Mason may incur operating charges to reflect expected future sublease rentals at reduced amounts, as a result of the current commercial real estate market.

The above minimum rental commitments include $940,677 in real estate and equipment leases and $97,066 in service and maintenance agreements.

As of June 30, 2011, Legg Mason had commitments to invest approximately $22,087 in investment vehicles. These commitments will be funded as required through the end of the respective investment periods through fiscal 2018.

In the normal course of business, Legg Mason enters into contracts that contain a variety of representations and warranties and that provide general indemnifications. Legg Mason’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against Legg Mason that have not yet occurred.

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

In a transaction with Citigroup in December 2005, Legg Mason transferred to Citigroup the subsidiaries that constituted its Private Client/Capital Markets ("PC/CM") businesses, thus transferring the entities that would have primary liability for most of the customer complaint, litigation and regulatory liabilities and proceedings arising from those businesses. However, as part of that transaction, Legg Mason agreed to indemnify Citigroup for most customer complaint, litigation and regulatory liabilities of Legg Mason's former PC/CM businesses that result from pre-closing events. While the ultimate resolution of these matters cannot be currently determined based on current information, after consultation with legal counsel, management believes that any accrual or range of reasonably possible losses as of June 30, 2011 or 2010, is not material. Similarly, although Citigroup transferred to Legg Mason the entities that would be primarily liable for most customer complaint, litigation and regulatory liabilities and proceedings of the Citigroup Asset Management ("CAM") business, Citigroup has agreed to indemnify Legg Mason for most customer complaint, litigation and regulatory liabilities of the CAM business that result from pre-closing events.

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

In June 2011, Legg Mason issued 1,830 shares of common stock upon the exercise of purchase contracts in the remaining Equity Units. As the exercise occurred on June 30, 2011, the number of shares included in weighted-average shares outstanding is immaterial for the three months ended June 30, 2011.

During the June 2011 quarter, Legg Mason issued 1,248 shares of restricted stock related to its annual incentive awards, of which 631 shares are included in weighted-average shares outstanding for the three months ended June 30, 2011.

The following table presents the computations of basic and diluted EPS:

	Three Months Ended June 30,
	2011		2010
	Basic	Diluted	Basic	Diluted
Weighted-average basic shares outstanding	149,210	149,210	160,123	160,123
Potential common shares:
Employee stock options	—	137	—	191
Shares related to deferred compensation	—	—	—	448
Total weighted-average diluted shares	149,210	149,347	160,123	160,762
Net Income	$61,698	$61,698	$45,043	$45,043
Less: Net income (loss) attributable to noncontrolling interests	1,746	1,746	(2,888)	(2,888)
Net Income Attributable to Legg Mason, Inc.	$59,952	$59,952	$47,931	$47,931
Net Income per Share Attributable to Legg Mason, Inc. Common Shareholders	$0.40	$0.40	$0.30	$0.30

During the three months ended June 30, 2011, Legg Mason purchased and retired 6,033 shares of its common stock for $200,119 through open market purchases. During the three months ended June 30, 2010, Legg Mason purchased and retired 9,666 shares of its common stock for $315,067 through open market purchases and accelerated share repurchase agreements. Of the repurchased shares, 1,891 shares and 1,207 shares were excluded from weighted-average shares outstanding for the three months ended June 30, 2011 and 2010, respectively.

The diluted EPS calculations for the three months ended June 30, 2011 and 2010 exclude any potential common shares issuable under the convertible 2.5% senior notes and, for the three months ended June 30, 2010, any potential common shares issuable under the convertible Equity Units because the market price of Legg Mason common stock had not exceeded the price at which conversion under either instrument would be dilutive using the treasury stock method.

Options to purchase 4,659 and 5,201 shares for the three months ended June 30, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because the presumed proceeds from exercising such options, including any related unamortized cost and income tax benefits, if any, exceed the average price of the common shares for the period and therefore the options are deemed antidilutive.

10. Derivatives and Hedging

The disclosures below detail Legg Mason’s derivatives and hedging excluding the derivatives and hedging of CIVs. See Note 12, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the derivatives and hedging of CIVs.

Legg Mason uses currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, euro, Canadian dollar, Brazilian real, Singapore dollar, Japanese yen, and Great Britain pound. In the Consolidated Balance Sheets, Legg Mason nets the fair value of certain foreign currency forwards executed with the same counterparty where Legg Mason has both the legal right and intent to settle the contracts on a net basis.

Legg Mason uses market hedges on certain seed capital investments by entering into futures contracts to sell index funds that benchmark the hedged seed capital investments. Open futures contracts required cash collateral of $5,482 and $7,099 as of June 30, 2011 and March 31, 2011, respectively.

The following table presents the fair value as of June 30, 2011 and March 31, 2011 of derivative instruments not designated as hedging instruments, classified as Other assets and Other liabilities:

	June 30, 2011		March 31, 2011
	Assets	Liabilities	Assets	Liabilities
Currency forward contracts	$968	$1,577	$1,112	$1,633
Futures contracts	217	1,143	57	1,487
Total	$1,185	$2,720	$1,169	$3,120

The following table presents gains (losses) recognized on derivative instruments for the three months ended June 30, 2011 and 2010:

		Three months ended June 30,
		2011		2010
	Income Statement Classification	Gains	Losses	Gains	Losses
Currency forward contracts for:
Operating activities	Other expense	$1,986	$(2,860)	$2,885	$(1,290)
Seed capital investments	Other non-operating income (expense)	30	(158)	243	(17)
Futures contracts	Other non-operating income (expense)	1,661	(1,494)	1,931	(308)
Total		$3,677	$(4,512)	$5,059	$(1,615)

11. Restructuring

In May 2010, Legg Mason announced a plan to streamline its business model to drive increased profitability and growth that includes:  1) transitioning certain shared services to its investment affiliates which are closer to actual client relationships; and 2) sharing in affiliate revenue with its global distribution group.  This plan involves headcount reductions in operations, technology, and other administrative areas, which may be partially offset by headcount increases at the affiliates, and will enable Legg Mason to eliminate a portion of its corporate office space that was primarily dedicated to operations and technology employees.  Legg Mason expects the initiative to be substantially complete in fiscal 2012.

This initiative involves transition-related costs primarily comprised of charges for employee termination benefits and retention incentives during the transition period, recorded in Transition-related compensation.  The transition-related costs also involve other costs, including charges for consolidating leased office space, early contract terminations, asset disposals, and professional fees, recorded in the appropriate operating expense classifications.  Total transition-related costs are expected to be in the range of $125,000 to $135,000. Charges for transition-related costs were $13,720 and $3,155 for the three months ended June 30, 2011 and 2010, respectively, which primarily represent costs for severance and retention incentives.

The table below presents a summary of changes in the transition-related liability from March 31, 2011 through June 30, 2011, non-cash charges, such as asset write-offs and stock-based compensation expense, recognized during the three months ended June 30, 2011, and cumulative charges incurred to date:

	Balance as of March 31, 2011	Accrued charges	Payments	Balance as of June 30, 2011	Other Non-cash Charges (1)	Cumulative Charges Incurred to Date
Severance and retention incentives	$23,211	$9,673	$(1,139)	$31,745	$1,722	$56,443
Other	5,835	1,215	(1,215)	5,835	1,110	11,711
	$29,046	$10,888	$(2,354)	$37,580	$2,832	$68,154

(1)	Includes stock-based compensation expense and write-offs of capitalized costs, primarily for internally-developed software, that will no longer be utilized as a result of the initiative.

The estimates for remaining transition-related costs are as follows:

	Minimum	Maximum
Severance and retention incentives	$27,000	$34,000
Other costs	30,000	33,000
Total	$57,000	$67,000

While management expects the total estimated costs to be within the range disclosed, the nature of the costs may differ from those presented above.

12. Variable Interest Entities and Consolidation of Investment Vehicles

In the normal course of its business, Legg Mason sponsors and is the manager of various types of investment vehicles. Certain of these investment vehicles are considered to be variable interest entities (“VIEs”) while others are considered to be voting rights entities (“VREs”) subject to traditional consolidation concepts based on ownership rights. Investment vehicles that are considered VREs are consolidated if Legg Mason has a controlling financial interest in the investment vehicle.
Financial Accounting Standards Board Interpretation No. 46(R) (Accounting Standards Update 2010-10, "Amendments to Statement 167 for Certain Investment Funds")
For sponsored investment funds, including money market funds, Legg Mason determines it is the primary beneficiary of a VIE if it absorbs a majority of the VIE's expected losses, or receives a majority of the VIE's expected residual returns, if any. Legg Mason's determination of expected residual returns excludes gross fees paid to a decision maker if certain criteria are met. In determining whether it is the primary beneficiary of a VIE, Legg Mason considers both qualitative and quantitative factors such as the voting rights of the equity holders, economic participation of all parties, including how fees are earned and paid to Legg Mason, related party ownership, guarantees and implied relationships.
Legg Mason concluded it was the primary beneficiary of one sponsored investment fund VIE, and also held a controlling financial interest in two sponsored investment fund VREs, all of which were consolidated as of June 30, 2011, and March 31, 2011, and June 30, 2010.
Statement of Financial Accounting Standards No. 167 (Accounting Standards Codification Topic 810, "Consolidation")
If Legg Mason has a significant variable interest, it determines it is the primary beneficiary of the VIE if it has both the power to direct the activities of the VIE that most significantly impact the entity's economic performance and the obligation to absorb losses, or the right to receive benefits, that potentially could be significant to the VIE.
Legg Mason concluded that it was the primary beneficiary of one of two CLOs, since, although it holds no equity interest in either of these investment vehicles, it had both the power to control and had a significant variable interest in one CLO because of its expected subordinated fees. As of June 30, 2011, March 31, 2011, and June 30, 2010, the balances related to this CLO were consolidated on the Company's consolidated financial statements.
Legg Mason's investment in the CIVs as of June 30, 2011 and March 31, 2011 was $54,851 and $53,708, respectively, which represents its maximum risk of loss, excluding uncollected advisory fees. The assets of these CIVs are primarily comprised of investment securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.
The following tables reflect the impact of CIVs on the Consolidated Balance Sheets as of June 30, 2011 and March 31, 2011 and the Consolidated Statements of Income for the three months ended June 30, 2011 and 2010, respectively:

Consolidating Balance Sheets

	June 30, 2011				March 31, 2011
	Balance Before Consolidation of CIVs	CIVs (1)	Eliminations	As Reported	Balance Before Consolidation of CIVs	CIVs (1)	Eliminations	As Reported
Current assets	$2,212,575	$223,504	$(55,618)	$2,380,461	$2,378,226	$122,963	$(54,633)	$2,446,556
Non-current assets	5,908,977	303,502	—	6,212,479	5,946,737	314,463	—	6,261,200
Total assets	$8,121,552	$527,006	$(55,618)	$8,592,940	$8,324,963	$437,426	$(54,633)	$8,707,756
Current liabilities	$782,020	$134,103	$(766)	$915,357	$914,803	$55,094	$(925)	$968,972
Long-term debt of CIVs	—	278,195	—	278,195	—	278,320	—	278,320
Other non-current liabilities	1,601,129	3,870	—	1,604,999	1,649,815	3,553	—	1,653,368
Total liabilities	2,383,149	416,168	(766)	2,798,551	2,564,618	336,967	(925)	2,900,660
Redeemable non-controlling interests	874	—	47,117	47,991	976	—	35,736	36,712
Total stockholders’ equity	5,737,529	110,838	(101,969)	5,746,398	5,759,369	100,459	(89,444)	5,770,384
Total liabilities and equity	$8,121,552	$527,006	$(55,618)	$8,592,940	$8,324,963	$437,426	$(54,633)	$8,707,756
(1) Certain non-current assets and non-current liabilities of CIVs are included in Other assets and Other liabilities, respectively, on the Consolidated Balance Sheets due to immateriality.

Consolidating Statements of Income

	Three Months Ended
	June 30, 2011				June 30, 2010
	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported
Total operating revenues	$718,160	$—	$(1,052)	$717,108	$674,944	$—	$(779)	$674,165
Total operating expenses	616,632	1,163	(1,053)	616,742	570,924	1,243	(779)	571,388
Operating income (loss)	101,528	(1,163)	1	100,366	104,020	(1,243)	—	102,777
Total other non-operating income (expense)	(13,632)	5,102	(2,271)	(10,801)	(28,971)	(2,393)	694	(30,670)
Income (loss) before income tax provision	87,896	3,939	(2,270)	89,565	75,049	(3,636)	694	72,107
Income tax provision	27,867	—	—	27,867	27,064	—	—	27,064
Net income (loss)	60,029	3,939	(2,270)	61,698	47,985	(3,636)	694	45,043
Less: Net income (loss) attributable to noncontrolling interests	77	—	1,669	1,746	54	—	(2,942)	(2,888)
Net income (loss) attributable to Legg Mason, Inc.	$59,952	$3,939	$(3,939)	$59,952	$47,931	$(3,636)	$3,636	$47,931

Other non-operating income (expense) includes interest income, interest expense and net gains (losses) on investments and long-term debt determined on an accrual basis.

The consolidation of CIVs has no impact on Net Income Attributable to Legg Mason, Inc.

The fair value of the financial assets and (liabilities) of CIVs were determined using the following categories of inputs as of June 30, 2011 and March 31, 2011:

	As of June 30, 2011
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Trading investments:
Hedge funds	$1,094	$12,230	$35,718	$49,042
Government and corporate securities	—	31,969	—	31,969
Repurchase agreements	—	14,716	—	14,716
Total trading investment securities	1,094	58,915	35,718	95,727
Investments:
CLO loans	—	261,609	—	261,609
CLO bonds	—	16,881	—	16,881
Private equity funds	—	—	19,792	19,792
Total investments	$—	$278,490	$19,792	298,282
Derivative assets	1,498	42	—	1,540
	$2,592	$337,447	$55,510	$395,549

Liabilities:
CLO debt	$—	$—	$(278,195)	$(278,195)
Reverse repurchase agreements	—	(101,037)	—	(101,037)
Derivative liabilities	(2,077)	(15,070)	—	(17,147)
	$(2,077)	$(116,107)	$(278,195)	$(396,379)

	As of March 31, 2011
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Trading investments:
Hedge funds	$—	$14,087	$34,272	$48,359
Government and corporate securities	—	22,139	—	22,139
Repurchase agreements	—	12,331	—	12,331
Total trading investment securities	—	48,557	34,272	82,829
Investments:
CLO loans	—	275,948	—	275,948
CLO bonds	—	18,813	—	18,813
Private equity funds	—	—	17,879	17,879
Total investments	—	294,761	17,879	312,640
Derivative assets	125	45	—	170
	$125	$343,363	$52,151	$395,639

Liabilities:
CLO debt	$—	$—	$(278,320)	$(278,320)
Reverse repurchase agreements	—	(18,310)	—	(18,310)
Derivative liabilities	(128)	(14,169)	—	(14,297)
	$(128)	$(32,479)	$(278,320)	$(310,927)

In accordance with new accounting guidance adopted during the three months ended June 30, 2011, the changes in assets and (liabilities) of CIVs measured at fair value using significant unobservable inputs (Level 3) for the periods from March 31, 2011 to June 30, 2011 and March 31, 2010 to June 30, 2010 are now prepared on a gross basis in the tables below:

	Value as of March 31, 2011	Purchases	Sales	Transfers	Realized and unrealized gains/(losses), net	Value as of June 30, 2011
Assets:
Hedge funds	$34,272	$9,052	$(11,636)	$1,057	$2,973	$35,718
Private equity funds	17,879	578	—	—	1,335	19,792
	$52,151	$9,630	$(11,636)	$1,057	$4,308	$55,510
Liabilities:
CLO debt	$(278,320)	$—	$—	$—	$125	$(278,195)
Total realized and unrealized gains (losses), net					$4,433

	Value as of March 31, 2010	Purchases, sales, issuances and settlements, net	Transfers	Realized and unrealized gains/(losses), net	Value as of June 30, 2010
Assets:
Hedge funds	$12,374	$1,200	$—	$360	$13,934
Private equity funds	13,692	1,643	—	(523)	14,812
	$26,066	$2,843	$—	$(163)	$28,746
Liabilities:
CLO debt	$—	$—	$(249,668)	$(2,776)	$(252,444)
Total realized and unrealized gains (losses), net				$(2,939)

(1)	Transfers into Level 3 for the three months ended June 30, 2010 primarily represent liabilities recorded upon the initial consolidation of investment vehicles.

Realized and unrealized gains and losses recorded for Level 3 assets and liabilities of CIVs are included in Other non-operating income (expense) of CIVs on the Consolidated Statements of Income. Total unrealized gains (losses) for Level 3 investments and liabilities of CIVs relating only to those assets and liabilities still held at the reporting date were $945 and $(2,938) for the three months ended June 30, 2011 and 2010, respectively.

There were no significant transfers between Levels 1 and 2 during the quarter ended June 30, 2011 and 2010.

The NAV values used as a practical expedient by CIVs have been provided by the investees and have been derived from the fair values of the underlying investments as of the reporting date.  The following table summarizes, as of June 30, 2011, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized.

Category of Investment	Investment Strategy	Fair Value Determined Using NAV		Unfunded Commitments	Remaining Term
Hedge funds	Global, fixed income, macro, long/short equity, systematic, emerging market, U.S. and European hedge	$49,042	(1)	n/a	n/a
Private equity funds	Long/short equity	19,792	(2)	$11,830	8 years
Total		$68,834		$11,830
 n/a – not applicable

(1)	2% daily redemption; 5% monthly redemption; 26% quarterly redemption; 1% annual redemption; and 66% subject to three to five year lock-up or side pocket provisions.

(2)	Liquidations are expected during the remaining term.

There are no current plans to sell any of these investments.

The following table presents the fair value and unpaid principal balance of CLO loans, bonds and debt carried at fair value under the fair value option as of June 30, 2011 and March 31, 2011:

	June 30, 2011	March 31, 2011
CLO loans and bonds
Unpaid principal balance	$282,513	$299,044
Unpaid principal balance in excess of fair value	(4,023)	(4,283)
Fair value	$278,490	$294,761

Unpaid principal balance of loans that are more than 90 days past due and also in nonaccrual status	$2,963	$4,963
Unpaid principal balance in excess of fair value for loans that are more than 90 days past due and also in nonaccrual status	(949)	(2,837)
Fair value of loans more than 90 days past due and in nonaccrual status	$2,014	$2,126

Debt
Principal amounts outstanding	$300,959	$300,959
Excess unpaid principal over fair value	(22,764)	(22,639)
Fair value	$278,195	$278,320

During the three months ended June 30, 2011 and 2010, respectively, total losses of $1,504 and $4,179 were recognized in Other non-operating income (expense) of CIVs in the Consolidated Statements of Income related to assets and liabilities for which the fair value option was elected. For CLO loans and CLO debt measured at fair value, substantially all of the estimated gains and losses included in earnings for the three months ended June 30, 2011 were attributable to instrument specific credit risk due to the credit spreads for these instruments widening during the current period. Specifically, overall credit spreads for the CLO debt across the entire capital structure widened due to a general credit curve steepening that occurred during the quarter.

The CLO debt bears interest at variable rates based on LIBOR plus a pre-defined spread, which ranges from 25 basis points to 400 basis points.  All outstanding debt matures on July 15, 2018.

Total derivative assets and liabilities of CIVs of $1,540 and $17,147, respectively, as of June 30, 2011, and $170 and $14,297, respectively, as of March 31, 2011, are primarily recorded in Other liabilities.  Gains and (losses) of $12,090 and $(11,811), respectively, for the three months ended June 30, 2011, and $1,363 and $(2,539), respectively, for the three months ended June 30, 2010, related to derivative assets and liabilities of CIVs are included in Other non-operating income (expense) of CIVs.  There is no risk to Legg Mason in relation to the derivative assets and liabilities of the CIVs in excess of its investment in the funds, if any.

As of June 30, 2011 and March 31, 2011, for VIEs in which Legg Mason holds a significant variable interest or is the sponsor and holds a variable interest, but for which it was not the primary beneficiary, Legg Mason’s carrying value, the related VIE assets and liabilities and maximum risk of loss were as follows:

	As of June 30, 2011
	VIE Assets Not Consolidated	VIE Liabilities Not Consolidated	Equity Interests on the Consolidated Balance Sheet	Maximum Risk of Loss (1)
CLO	$369,482	$341,482	$—	$441
Public-Private Investment Program(2)	656,281	2,744	274	724
Other sponsored investment funds	20,272,255	7,891	83,836	122,772
Total	$21,298,018	$352,117	$84,110	$123,937

	As of March 31, 2011
	VIE Assets Not Consolidated	VIE Liabilities Not Consolidated	Equity Interests on the Consolidated Balance Sheet	Maximum Risk of Loss (1)
CLO	$382,692	$354,692	$—	$196
Public-Private Investment Program(2)	692,488	2,002	290	290
Other sponsored investment funds	20,241,752	16,771	83,480	121,899
Total	$21,316,932	$373,465	$83,770	$122,385

(1)	Includes equity investments the Company has made or is required to make and any earned but uncollected management fees.

(2)
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

Legg Mason, Inc., a holding company, with its subsidiaries (which collectively comprise “Legg Mason”) is a global asset management firm. Acting through our subsidiaries, we provide investment management and related services to institutional and individual clients, company-sponsored mutual funds and other investment vehicles. We offer these products and services directly and through various financial intermediaries. We have operations principally in the United States of America and the United Kingdom and also have offices in Australia, Bahamas, Brazil, Canada, Chile, China, Dubai, France, Germany, Italy, Japan, Luxembourg, Poland, Singapore, Spain, Switzerland and Taiwan.

In connection with a realignment of our executive management team during fiscal 2011, we no longer manage our business in two divisions and, during the quarter ended June 30, 2011, have eliminated the previous separation of the Americas and International divisions and combined them into one operating segment, Global Asset Management. We believe this structure allows us to function as a global organization with a single purpose. As a result of this change, we no longer present assets under management or revenues by division.

Our financial position and results of operations are materially affected by the overall trends and conditions of the financial markets, particularly in the United States, but increasingly in the other countries in which we operate. Results of any individual period should not be considered representative of future results. Our profitability is sensitive to a variety of factors, including the amount and composition of our assets under management, and the volatility and general level of securities prices and interest rates, among other things. Sustained periods of unfavorable market conditions are likely to affect our profitability adversely. In addition, the diversification of services and products offered, investment performance, access to distribution channels, reputation in the market, attracting and retaining key employees and client relations are significant factors in determining whether we are successful in attracting and retaining clients. For a further discussion of factors that may affect our results of operations, refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

Terms such as “we,” “us,” “our,” and “company” refer to Legg Mason.

Business Environment
During the quarter ended June 30, 2011, the financial environment in the United States continued to be challenging as concerns regarding continued economic issues related to the European debt crisis and the U.S. debt ceiling resulted in volatility in the equity markets. The Dow Jones Industrial Average, the Barclays Capital Global Aggregate Bond Index, and the Barclays Capital U.S. Aggregate Bond Index increased during the quarter ended June 30, 2011, while the S&P 500 and the NASDAQ Composite Index declined slightly. Details are illustrated in the table below.

	% Change as for three months ended June 30:
Indices(1)	2011	2010
Dow Jones Industrial Average	0.77%	(9.97)%
S&P 500	(0.39)%	(11.86)%
NASDAQ Composite Index	(0.27)%	(12.04)%
Barclays Capital U.S. Aggregate Bond Index	2.29%	3.49%
Barclays Capital Global Aggregate Bond Index	3.10%	(0.04)%

[1]	Indices are trademarks of Dow Jones & Company, McGraw-Hill Companies, Inc., NASDAQ Stock Market, Inc., and Barclays Capital, respectively, which are not affiliated with Legg Mason.

During the quarter ended June 30, 2011, the Federal Reserve Board held the federal funds rate at 0.25%. We expect economic challenges to persist and therefore cannot predict how these uncertainties will impact our results.

Quarter Ended June 30, 2011 Compared to Quarter Ended June 30, 2010

Assets Under Management
The components of the changes in our assets under management (“AUM”) (in billions) for the three months ended June 30 were as follows:

	2011	2010
Beginning of period	$677.6	$684.5
Investment funds, excluding liquidity funds
Subscriptions	13.3	13.5
Redemptions	(13.5)	(10.5)
Separate account flows, net	(5.3)	(11.2)
Liquidity fund flows, net	1.8	(14.9)
Net client cash flows	(3.7)	(23.1)
Market performance and other (1)	8.0	(16.0)
Dispositions	$(19.4)	$—
End of period	$662.5	$645.4

(1)	Includes impact of foreign exchange.

In the last three months, AUM decreased by $15.1 billion, or 2.2%, from $677.6 billion at March 31, 2011 to $662.5 billion at June 30, 2011. The decrease in AUM was primarily attributable to dispositions of $19 billion, of which $18 billion in liquidity assets resulted from the previously disclosed amendment of historical Smith Barney brokerage programs discussed below and $1.3 billion was from the sale of Barrett Associates. This was partially offset by market appreciation of $8 billion, of which approximately 31% resulted from the impact of foreign currency exchange fluctuation. The $3.7 billion in net outflows were in equity assets with $6 billion, offset in part by minimal fixed income inflows. Liquidity inflows were $2 billion. Equity outflows were primarily at Legg Mason Capital Management, Inc. (“LMCM”), ClearBridge Advisors LLC ("ClearBridge"), and Batterymarch Financial Management, Inc. (“Batterymarch”). Royce & Associates (“Royce”), and Brandywine Global Investment Management, LLC (“Brandywine”) experienced inflows in equity assets. Fixed income inflows were primarily at Permal Group, Ltd. ("Permal") and Brandywine, substantially offset by fixed income outflows at Western Asset Management Company ("Western Asset").

AUM at June 30, 2011 was $662.5 billion, an increase of $17.1 billion or 2.7% from June 30, 2010. The increase in AUM was attributable to market appreciation of $80 billion, of which approximately 14% resulted from the impact of foreign currency exchange fluctuation, and was partially offset by net client outflows of $42 billion and dispositions of $21.5 billion. The majority of outflows were in fixed income assets with $27 billion, or 66% of the outflows, followed by equity outflows of $15 billion. The majority of fixed income outflows were in products managed by Western Asset and occurred during the second and third quarters of fiscal 2011. Due in part to investment performance issues, equity outflows were primarily experienced in products managed at LMCM and ClearBridge. We generally earn higher fees and profits on equity AUM, and outflows in this asset class will more negatively impact our revenues and net income than would outflows in other asset classes.

During the first quarter of fiscal 2012, Morgan Stanley Smith Barney amended certain historical Smith Barney brokerage programs providing for investment in liquidity funds that our asset managers manage, that resulted in a reduction of approximately $18 billion in liquidity AUM. As a significant portion of the management fees generated by these assets were being waived prior to the disposition, the disposition of this liquidity AUM resulted in a relatively small reduction in operating revenue of $12.1 million, net of related fee waivers, in the June 2011 quarter, as compared to the June 2010 quarter, and did not have a material impact on Net Income due to the impact of revenue sharing agreements and income taxes. In addition, we expect the amendment to result in an additional $5 billion in liquidity assets being transferred over the next 12 months.

AUM by asset class (in billions) as of June 30 was as follows:

	2011	% of Total	2010	% of Total	% Change
Equity	$181.5	27.4%	$155.8	24.1%	16.5%
Fixed Income	365.4	55.2	357.9	55.5	2.1
Liquidity	115.6	17.4	131.7	20.4	(12.2)
Total	$662.5	100.0%	$645.4	100.0%	2.6%

The component changes in our AUM by asset class (in billions) for the three months ended June 30, 2011 were as follows:

	Equity	Fixed Income	Liquidity	Total
March 31, 2011	$189.6	$356.6	$131.4	$677.6
Investment funds, excluding liquidity funds
Subscriptions	7.2	6.1	—	13.3
Redemptions	(8.2)	(5.3)	—	(13.5)
Separate account flows, net	(4.8)	(0.7)	0.2	(5.3)
Liquidity fund flows, net	—	—	1.8	1.8
Net client cash flows	(5.8)	0.1	2.0	(3.7)
Dispositions	(1.1)	(0.2)	(18.1)	(19.4)
Market performance	(1.2)	8.9	0.3	8.0
June 30, 2011	$181.5	$365.4	$115.6	$662.5

Average AUM by asset class (in billions) for the three months ended June 30 was as follows:

	2011	% of Total	2010	% of Total	% Change
Equity	$187.5	28.0%	$167.6	25.1%	11.9%
Fixed Income	363.1	54.1%	362.0	54.2%	0.3%
Liquidity	120.2	17.9%	138.7	20.7%	(13.3)%
Total	$670.8	100.0%	$668.3	100.0%	0.4%

Investment Performance(1)
Investment performance in the quarter ended June 30, 2011 was mixed from the previous quarter. Investors generally avoided risk this quarter, as the fallout from the Greek debt crisis and the jobs and housing outlook dimmed, resulting in a generally flat equity market, as measured by the Wilshire 5000 Index losing 0.08% for the three months ended June 30, 2011. The best performing equity sector was utilities as measured by the S&P 500 Utility Index returning 6.14% for the three months ended June 30, 2011.

In the fixed income markets, fears of a European contagion took its toll on investor confidence sparking a move from more risky investments. The yield curve continued to steepen over the quarter with fears of inflation and a double dip in the market still looming. The best performing fixed income sector was U.S. TIPS as measured by the Barclays U.S. TIPS Index returning 3.66% for the three months ended June 30, 2011.

(1)    Index performance in this section includes reinvestment of dividends and capital gains.

The following table presents a summary of the percentage of our marketed composite assets(2) that outpaced their benchmarks as of June 30, 2011 and 2010, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of June 30, 2011				As of June 30, 2010
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (includes liquidity)	68%	78%	75%	87%	79%	51%	64%	89%
Equity	45%	56%	65%	78%	41%	52%	63%	80%
Fixed income	68%	81%	71%	86%	86%	31%	50%	88%

The following table presents a summary of the percentage of our U.S. mutual fund assets(3) that outpaced their Lipper category averages as of June 30, 2011 and 2010, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of June 30, 2011				As of June 30, 2010
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total long-term	56%	70%	71%	70%	46%	71%	73%	78%
Equity	47%	65%	68%	65%	34%	66%	66%	75%
Fixed income	72%	80%	79%	85%	64%	80%	86%	86%

(2)    A composite is an aggregation of discretionary portfolios (separate accounts and investment funds) into a single group that represents a particular investment objective or strategy. Each of our asset managers has its own specific guidelines for including portfolios in their marketed composites. Assets under management that are not managed in accordance with the guidelines are not included in a composite. As of June 30, 2011 and 2010, 88% and 89% of our equity assets under management and 87% and 90% of our fixed income assets under management, respectively, were in marketed composites.
(3)    Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of June 30, 2011 and 2010, the U.S. long-term mutual fund assets represented in the data accounted for 18% and 16%, respectively, of our total assets under management. The performance of our U.S. long-term mutual fund assets is included in the marketed composites.
Business Model Streamlining Initiative
In May 2010, we announced an initiative to streamline our business model to drive increased profitability and growth that includes (i) transitioning certain shared services to our investment affiliates which are closer to the actual client relationships; and (ii) sharing in affiliate revenue with our global distribution group.  We project that the initiative will result in $130 million to $150 million in expense reductions that will be fully realized on an annualized basis by the fourth quarter of fiscal 2012.  These expense savings consist of (i) approximately $75 million in compensation and benefits cost reductions from eliminating positions in certain corporate shared services functions as a result of transitioning such functions to the affiliates, and charging affiliates for other centralized services that will continue to be provided to them without any corresponding adjustment in revenue sharing or other compensation arrangements; (ii) approximately $50 million in non-compensation costs from eliminating and streamlining activities in our corporate and distribution business units, including savings associated with consolidating office space; and (iii) approximately $15 million from our global distribution group sharing in affiliate revenues from retail assets under management without any corresponding adjustment in revenue sharing or other compensation arrangements.

The initiative involves approximately $125 million to $135 million in transition-related costs that primarily include charges for employee termination benefits and incentives to retain employees during the transition period.  The transition-related costs will also include charges for consolidating leased office space, early contract terminations, asset disposals and professional fees. During the quarter ended June 30, 2011, transition-related costs totaled $13.7 million, which, net of related cost savings, reduced our operating income by approximately $5 million. Cumulative transition-related costs incurred through June 30, 2011 totaled $68.2 million. Substantially all of the remaining costs will be accrued during the remainder of fiscal 2012, with approximately $15 million expected to be accrued during the second quarter of fiscal 2012. On June 30, 2011, we concluded a significant phase of our business streamlining initiative, which included the substantial completion of the transition of shared services to our affiliates. Additionally, on July 1, 2011, we completed our second major reduction-in-force, which resulted in the largest reduction in headcount under the streamlining initiative. Due to the completion of these activities, in the second quarter of fiscal 2012 we expect to have achieved total estimated transition-related savings of approximately $25 million. We expect the amount of total quarterly savings to increase to approximately $35 million in the fourth quarter of fiscal 2012.

The nature and amount of transition costs and savings are based on estimates.  While management expects the total costs and savings to be within the ranges disclosed, actual results may differ in amount and nature from these estimates. The achievement of all projected cost savings and margin improvements, as well as the amount and nature of transition-related costs, will be subject to many factors, including market conditions and other factors affecting our financial results, and those of our affiliates, and the rate of AUM growth. In addition, our business is dynamic and may require us to incur incremental expenses from time-to-time to grow and better support our business. See Note 11 of Notes to Consolidated Financial Statements for additional information on our business streamlining initiative.

Results of Operations
In accordance with financial accounting standards on consolidation, we consolidate and separately identify certain sponsored investment vehicles, the most significant of which is a collateralized loan obligation entity (“CLO”).  The consolidation of these investment vehicles has no impact on Net Income Attributable to Legg Mason, Inc. and does not have a material impact on our consolidated operating results.  We also hold investments in certain consolidated sponsored investment funds and the change in the value of these investments, which is recorded in Other non-operating income (expense), is reflected in our Net Income, net of amounts allocated to noncontrolling interests.  The impact of the consolidation of investment vehicles is presented in our “Consolidated Statements of Income, Excluding Consolidated Investment Vehicles” (See Supplemental Non-GAAP Financial Information).  Also, see Note 12 of Notes to Consolidated Financial Statements for additional information regarding the consolidation of investment vehicles.

Operating Revenues
Total operating revenues in the quarter ended June 30, 2011 were $717.1 million, an increase of 6.4% from $674.2 million in the prior year quarter, reflecting increased revenue yields resulting from a more favorable asset mix and a slight increase in average AUM, which more than offset a decrease in performance fees. As previously discussed, the disposition of liquidity AUM related to the Morgan Stanley Smith Barney relationship resulted in a relatively small reduction in operating revenue of $12.1 million, net of related fee waivers, in the June 2011 quarter, as compared to the June 2010 quarter, as a significant portion of the management fees generated by these assets were being waived prior to the disposition.

Investment advisory fees from separate accounts increased $3.8 million, or 1.9%, to $204.8 million.  Of this increase, $4.3 million was the result of higher average equity assets managed by Batterymarch, and $1.7 million was due to higher average fixed income assets managed by Brandywine. These increases were offset in part by a decrease of $1.5 million due to lower average equity assets managed by Legg Mason Capital Management, and $1.4 million resulted from lower average fixed income assets managed by Western Asset.

Investment advisory fees from funds increased $47.4 million, or 13.5%, to $400.1 million.  Of this increase, $37.5 million was the result of higher average equity assets managed by Royce, Permal, and ClearBridge, and $16.0 million was the result of higher average fixed income assets managed at Western Asset. These increases were offset in part by a decrease of $8.7 million, net of related fee waivers, due to lower average liquidity assets managed at Western Asset, primarily as a result of the disposition of liquidity AUM related to our Morgan Stanley Smith Barney relationship.

Performance fees decreased $4.2 million, or 18.3%, to $18.6 million, primarily as a result of lower performance fees earned on assets managed at Western Asset, offset in part by an increase in performance fees earned on assets managed at Permal and Royce.

Distribution and service fees decreased $4.3 million, or 4.4%, to $92.1 million, primarily as a result of a decline in average mutual fund AUM subject to distribution and servicing fees.

Operating Expenses
Total compensation and benefits increased $43.0 million to $311.7 million.  Transition-related compensation increased $8.7 million to $11.4 million and represents accruals for severance and retention costs related to our business streamlining initiative. Compensation and benefits, excluding transition-related compensation, increased $34.3 million, or 12.9%, to $300.4 million.  This increase was primarily driven by an increase in incentives from changes in an expense reimbursement arrangement with an affiliate and an increase in non-cash amortization expense associated with the vesting of certain deferred compensation awards from prior years totaling $19.7 million. Additionally, compensation and benefits increased $18.2 million due to an increase in revenue share-based incentive compensation resulting from higher revenues.

Compensation as a percentage of operating revenues increased to 43.5% in the June 2011 quarter compared to 39.9% in the prior year quarter primarily due to the impact of increased revenues at revenue share-based affiliates that retain a higher percentage of revenues as compensation, the impact of the change in the expense reimbursement arrangement with an affiliate, and transition-related compensation. These increases were offset in part by the impact of fixed compensation costs of administrative and sales personnel which do not vary with revenues.

Distribution and servicing expenses decreased 2.1% to $180.8 million, primarily as a result of a $5.0 million decrease in structuring-fees related to closed-end fund launches.

Communications and technology expense increased 1.3% to $40.5 million, principally driven by a $1.5 million increase in technology consulting fees, primarily attributable to our business streamlining initiatives, and a $1.2 million increase in expenses related to market data, substantially offset by a $2.5 million decrease in technology depreciation expense, primarily resulting from the full depreciation of certain assets prior to or during the current quarter.

Occupancy expense decreased 1.3% to $33.2 million, primarily due to a reduction in a reserve recorded in the prior year related to subleasing certain office space.

Amortization of intangible assets remained essentially flat at $5.6 million.

Other expenses increased $6.4 million to $44.9 million, primarily as a result of a $2.1 million increase in travel and entertainment and advertising costs, a $1.6 million increase in professional fees, and a $1.4 million increase in expense reimbursements paid to certain mutual funds.

Non-Operating Income (Expense)
Interest income increased 68% to $3.1 million, driven by higher average interest rates earned on investment balances.

Interest expense remained relatively flat at $22.4 million, compared to $22.8 million in the prior year period, as debt balances remained relatively unchanged.

Other income (expense) increased $10.7 million to income of $3.4 million, primarily as a result of an $8.6 million increase in unrealized market gains on assets invested for deferred compensation plans, which were substantially offset by corresponding compensation increases, and a $2.3 million increase in gains on certain corporate investments.

Other non-operating income (expense) of consolidated investment vehicles (“CIVs”) increased $7.5 million, to a gain of $5.1 million, primarily due to an increase in market gains on investments of certain CIVs.

Income Tax Expense
The provision for income taxes was $27.9 million compared to $27.1 million in the prior year quarter. The effective tax rate was 31.1% for the quarter ended June 30, 2011, compared to 37.5% in the prior year quarter.  The decrease in the effective tax rate was primarily driven by a current year decrease in valuation allowances, and the impact of losses of CIVs in the prior year period for which there was no tax benefit. The effective tax rate, excluding the impact of CIVs, was approximately 31.7% and 36.1% for the three months ended June 30, 2011 and 2010, respectively.

The United Kingdom ("U.K.") Finance Act of 2011 (the "Act") became effective in July 2011. The Act reduced the main U.K. corporate tax rate to 26% effective April 1, 2011 and 25% effective April 1, 2012. The reduction in the U.K. corporate tax rate will result in a tax benefit of approximately $18 million in the second quarter of fiscal 2012 as a result of the revaluation of deferred tax assets and liabilities at the new rates.

Net Income Attributable to Legg Mason, Inc.
Net Income Attributable to Legg Mason, Inc., hereafter referred to as “Net Income”, for three months ended June 30, 2011 totaled $60.0 million, or $0.40 per diluted share, compared to $47.9 million, or $0.30 per diluted share, in the prior year period.  The increase in Net Income was primarily due to the net impact of increased operating revenues, an increase in gains on investments in proprietary fund products and other corporate investments that are not offset in compensation expense, and a decrease in costs associated with closed-end fund launches, as previously discussed. These increases were offset in part by the impact of increased compensation and benefits expense, as previously discussed. Adjusted Income (see Supplemental Non-GAAP Financial Information) increased to $109.1 million, or $0.73 per diluted share, for the quarter ended June 30, 2011, from $96.3 million, or $0.60 per diluted share, in the prior year quarter, primarily due to the increase in Net Income, as previously discussed. Operating margin decreased to 14.0% from 15.2% in the prior year period. Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information), for the quarters ended June 30, 2011 and 2010 was 21.0% and 20.9%, respectively.

Quarter Ended June 30, 2011 Compared to Quarter Ended March 31, 2011

Results of Operations
Net Income for the quarter ended June 30, 2011 was $60.0 million, or $0.40 per diluted share, compared to $69.0 million, or $0.45 per diluted share, in the quarter ended March 31, 2011. Operating revenues increased 1.0% from $713.4 million in the quarter ended March 31, 2011 to $717.1 million in the June 2011 quarter, primarily due to the impact of an additional day in the June quarter, which more than offset a slight decrease in average AUM and a decline in performance fees. Operating expenses increased slightly, from $614.3 million in the March quarter to $616.7 million in the June quarter, which reflects $11.4 million of costs related to the launch of a closed-end fund offset by a $7.6 million reduction in distribution and servicing expenses related to the disposition of liquidity AUM related to our Morgan Stanley Smith Barney relationship.  Compensation and benefits expense increased slightly in the June quarter. The change in compensation and benefits was due to a $16.4 million increase due to an increase in incentives from changes in an expense reimbursement arrangement with an affiliate and an increase in non-cash amortization expense associated with the vesting of certain deferred compensation awards from prior years. This increase was substantially offset by the impact of $12.6 million in net market losses on assets invested for deferred compensation plans and investments in proprietary fund products, which were offset by net losses in Other non-operating income (expense), and a $1.2 million decrease in transition-related compensation.  Excluding the net market losses described above, Other non-operating income (expense) decreased $1.7 million, primarily due to a reduction in market gains on assets invested for deferred compensation plans and investments in proprietary fund products.  Adjusted Income (see Supplemental Non-GAAP Financial Information) was $109.1 million, or $0.73 per diluted share, for the June quarter, compared to $117.7 million, or $0.77 per diluted share, in the March quarter.  Operating margin was 14.0% in the June 2011 quarter compared to 13.9% in the March 2011 quarter.  Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information), for the quarters ended June 30, 2011 and March 31, 2011 was 21.0% and 23.4%, respectively.

Supplemental Non-GAAP Financial Information
As supplemental information, we are providing performance measures that are based on methodologies other than generally accepted accounting principles (“non-GAAP”) for “Consolidated Statements of Income, Excluding Consolidated Investment Vehicles”, "Adjusted Income", and "Operating Margin, As Adjusted" that management uses as benchmarks in evaluating and comparing our period-to-period operating performance.

Consolidated Statements of Income, Excluding Consolidated Investment Vehicles
In accordance with financial accounting standards on consolidation, we consolidate and separately identify certain sponsored investment vehicles, the most significant of which is a CLO.  In presenting our “Consolidated Statements of Income, Excluding Consolidated Investment Vehicles”, we add back the investment advisory and distribution and servicing fees that are eliminated upon the consolidation of investment vehicles and exclude the operating expenses and the impact on non-operating income (expense) and noncontrolling interests of CIVs.

We believe it is important to provide the Consolidated Statements of Income, Excluding Consolidated Investment Vehicles to present the underlying economic performance of our core asset management operations, which does not include the results of the investment funds that we manage but may not own all of the equity invested. By deconsolidating the CIVs from the Consolidated Statements of Income, the investment advisory and distribution fees we earn from CIVs are added back to reflect our actual revenues. Similarly the operating expenses and the impact on non-operating income (expense) and noncontrolling interests of CIVs are removed from the GAAP basis Statements of Income since this activity does not actually belong to us. The deconsolidation of the investment vehicles does not have any impact on Net Income Attributable to Legg Mason, Inc. in any period presented. The Consolidated Statements of Income, Excluding Consolidated Investment Vehicles are presented in addition to our GAAP basis Consolidated Statements of Income, but are not substitutes for the GAAP basis Consolidated Statements of Income, but are not substitutes for the GAAP basis Consolidated Statements of Income and may not be comparable to Consolidated Statements of Income presented on a non-GAAP basis of other companies.

The following tables present a reconciliation of our Consolidated Statements of Income presented on a GAAP basis to our Consolidated Statements of Income, Excluding Consolidated Investment Vehicles for the three months ended June 30, 2011 and 2010, and March 31, 2011:

	Three Months Ended June 30,
	2011			2010
	GAAP Basis	CIVs	Non-GAAP Basis - Excluding CIVs	GAAP Basis	CIVs	Non-GAAP Basis - Excluding CIVs
Total operating revenues	$717,108	$1,052	$718,160	$674,165	$779	$674,944
Total operating expenses	616,742	(110)	616,632	571,388	(464)	570,924
Operating Income	100,366	1,162	101,528	102,777	1,243	104,020
Other non-operating income (expense)	(10,801)	(2,831)	(13,632)	(30,670)	1,699	(28,971)
Income (Loss) before Income Tax Provision	89,565	(1,669)	87,896	72,107	2,942	75,049
Income tax provision	27,867	—	27,867	27,064	—	27,064
Net Income (Loss)	61,698	(1,669)	60,029	45,043	2,942	47,985
Less: Net income (loss) attributable to noncontrolling interests	1,746	(1,669)	77	(2,888)	2,942	54
Net Income Attributable to Legg Mason, Inc.	$59,952	$—	$59,952	$47,931	$—	$47,931

	Three Months Ended
	March 31, 2011
	GAAP Basis	CIVs	Non-GAAP Basis - Excluding CIVs
Total operating revenues	$713,430	$1,236	$714,666
Total operating expenses	614,290	(121)	614,169
Operating Income	99,140	1,357	100,497
Other non-operating income (expense)	3,486	(3,015)	471
Income (Loss) before Income Tax Provision	102,626	(1,658)	100,968
Income tax provision	31,858	—	31,858
Net Income (Loss)	70,768	(1,658)	69,110
Less: Net income (loss) attributable to noncontrolling interests	1,731	(1,658)	73
Net Income Attributable to Legg Mason, Inc.	$69,037	$—	$69,037

Adjusted Income
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

In calculating Adjusted Income we add the impact of the amortization of intangible assets from acquisitions, such as management contracts, to Net Income to reflect the fact that these non-cash expenses distort comparisons of our operating results with the results of other asset management firms that have not engaged in significant acquisitions. Deferred taxes on indefinite-life intangible assets and goodwill include actual tax benefits from amortization deductions that are not realized under GAAP absent an impairment charge or the disposition of the related business. Because we fully expect to realize the economic benefit of the current period tax amortization, we add this benefit to Net Income in the calculation of Adjusted Income. However, because of our net operating loss carryforward, we will receive the benefit of the current tax amortization over time. Conversely, we subtract the non-cash income tax benefits on goodwill and indefinite-life intangible asset impairment charges and United Kingdom tax rate adjustments on excess book basis on certain acquired indefinite-life intangible assets, if applicable, that have been recognized under GAAP. We also add back imputed interest on contingent convertible debt, which is a non-cash expense, as well as the actual tax benefits on the related contingent convertible debt that are not realized under GAAP. We also add (subtract) other non-core items, such as net money market fund support losses (gains) (net of losses on the sale of the underlying SIV securities, if applicable).  These adjustments reflect that these items distort comparisons of our operating results to prior periods and the results of other asset management firms that have not engaged in money market fund support transactions or significant acquisitions, including any related impairments.

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

A reconciliation of Net Income Attributable to Legg Mason, Inc. to Adjusted Income (in thousands except per share amounts) is as follows:

	Three Months Ended
	June 30, 2011	March 31, 2011	June 30, 2010
Net Income Attributable to Legg Mason, Inc.	$59,952	$69,037	$47,931
Plus (less):
Amortization of intangible assets	5,578	5,660	5,728
Deferred income taxes on intangible assets	34,038	33,542	33,687
Imputed interest on convertible debt	9,489	9,439	8,909
Adjusted Income	$109,057	$117,678	$96,255
Net Income per diluted share attributable to Legg Mason, Inc. common shareholders	$0.40	$0.45	$0.30
Plus (less):
Amortization of intangible assets	0.04	0.04	0.04
Deferred income taxes on intangible assets	0.23	0.22	0.21
Imputed interest on convertible debt	0.06	0.06	0.05
Adjusted Income per diluted share	$0.73	$0.77	$0.60

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

	Three Months Ended
	June 30, 2011	March 31, 2011	June 30, 2010
Operating Revenues, GAAP basis	$717,108	$713,430	$674,165
Plus (less):
Operating revenues eliminated upon consolidation of investment vehicles	1,052	1,236	779
Distribution and servicing expense excluding consolidated investment vehicles	(180,743)	(174,834)	(184,689)
Operating Revenues, as Adjusted	$537,417	$539,832	$490,255

Operating Income, GAAP basis	$100,366	$99,140	$102,777
Plus (less):
Gains (losses) on deferred compensation and seed investments	(2,366)	10,208	(4,621)
Transition-related costs	13,720	15,693	3,155
Operating income and expenses of consolidated investment vehicles	1,162	1,357	1,243
Operating Income, as Adjusted	$112,882	$126,398	$102,554

Operating margin, GAAP basis	14.0%	13.9%	15.2%
Operating margin, as adjusted	21.0	23.4	20.9

Liquidity and Capital Resources
The primary objective of our capital structure is to appropriately support our business strategies and to provide needed liquidity at all times, including maintaining required capital in certain subsidiaries. Liquidity and the access to liquidity is important to the success of our ongoing operations. For a further discussion of our principal liquidity and capital resources policies, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

The consolidation of variable interest entities discussed above, did not impact our liquidity and capital resources.  We have no rights to the benefits from, nor do we bear the risks associated with, the assets and liabilities of the CIVs, beyond our investments in and investment advisory fees generated from these vehicles, which are eliminated in consolidation.  Additionally, creditors of the CIVs have no recourse to our general credit beyond the level of our investment, if any, so we do not consider these liabilities to be our obligations.

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, investment advisory and related fee receivables and investment securities.  Our assets have been principally funded by equity capital, long-term debt and the results of our operations. At June 30, 2011, excluding CIVs, our cash and cash equivalents, total assets, long-term debt and stockholders’ equity were $1.2 billion, $8.1 billion, $1.1 billion and $5.7 billion, respectively.  Total assets and total liabilities of the CIVs at June 30, 2011 were $527 million and $416 million, respectively.

The following table summarizes our Consolidated Statements of Cash Flows for the three months ended June 30 (in millions):

	2011	2010
Cash flows (used for) provided by operating activities	$(75.9)	$25.7
Cash flows provided by (used for) investing activities	8.1	(25.7)
Cash flows used for financing activities	(118.2)	(322.9)
Effect of exchange rate changes	6.1	(3.8)
Net change in cash and cash equivalents	(179.9)	(326.7)
Cash and cash equivalents, beginning of period	1,375.9	1,465.9
Cash and cash equivalents, end of period	$1,196.0	$1,139.2

Cash outflows used for operating activities during the three months ended June 30, 2011 were $75.9 million. Excluding activity related to CIVs, there were cash inflows provided by operating activities of $31.4 million, primarily related to Net Income, adjusted for non-cash items, and net sales of trading investments, significantly offset by the impact of annual payments for accrued and deferred compensation. Cash inflows provided by investing activities during the three months ended June 30, 2011 were $8.1 million. Excluding activity related to CIVs, there were cash outflows used for investing activities of $6.4 million, primarily attributable to payments made for fixed assets. Cash outflows used for financing activities during the three months ended June 30, 2011 were $118.2 million. Excluding activity related to CIVs, there were cash outflows used for financing activities of $200.9 million, primarily due to the repurchase of 6.0 million of our common shares for $200 million.

Cash inflows from operating activities during the three months ended June 30, 2010 were $25.7 million. Excluding activity related to CIVs, there were cash outflows used for operating activities of $12.1 million, primarily related to the impact of annual payments for accrued and deferred compensation in the June 2010 quarter, significantly offset by Net Income, adjusted for non-cash items. Cash outflows used for investing activities during the three months ended June 30, 2010, were $25.7 million. Excluding activity related to CIVs, there were cash outflows used in investing activities of $18.4 million, primarily attributable to payments made for seed capital investments in new products. Cash outflows for financing activities during the three months ended June 30, 2010 were $322.9 million, primarily due to the repurchase of 9.7 million of our common shares for $315 million. There were no significant financing activities related to CIVs.

We expect that over the next 12 months our operating activities will be adequate to support our operating cash needs.  In addition to our ordinary operating cash needs, as discussed above, we anticipate other cash needs during the next 12 months. In connection with the announced plan to streamline our business model, we expect to incur transition-related costs in the range of $125 million to $135 million through March 2012, of which approximately 15% are non-cash charges.  Approximately $68 million of cumulative costs, including approximately $16 million of non-cash charges, have been incurred to date and substantially all of the remaining costs will be accrued during the remainder of fiscal 2012. Approximately $15 million of costs have been paid to date, and substantially all of the remaining the costs will be paid during the remainder of fiscal 2012. We project that the initiative will result in annual cost savings of approximately $130 million to $150 million, excluding costs incurred to achieve these savings, and expect to achieve the savings on a run rate basis by the fourth quarter of fiscal 2012. See Note 11 of Notes to Consolidated Financial Statements for information regarding transition-related costs recorded in the three months ended June 30, 2011.

We currently intend to utilize our other available resources for any number of potential activities, including seed capital investments in new products, repurchase of shares of our common stock, as further discussed below, repayment of outstanding debt, payment of increased dividends, and acquisitions.

As described above, we currently project that our available cash and cash flows from operating activities will be sufficient to fund our liquidity needs. We also currently have approximately $850 million of cash in excess of our working capital requirements, a portion of which we intend to utilize to repurchase up to an additional $200 million of our common stock by the end of fiscal 2012. These repurchases will be made under the current Board of Directors authorization to repurchase up to $1 billion of our common stock, announced in May 2010, of which $355 million remains unused as of June 30, 2011. Accordingly, we do not currently expect to raise additional debt or equity financing over the next 12 months, although existing facilities may be refinanced. However, there can be no assurances of these expectations as our projections could prove to be incorrect, unexpected events may occur that require additional liquidity, such as an acquisition opportunity or an opportunity to refinance indebtedness, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If these events resulted in our operations and available cash being insufficient to fund liquidity needs, we would likely seek to manage our available resources by taking actions such as reducing future share repurchases, additional cost-cutting, reducing our expected expenditures on investments, selling assets (such as investment securities), repatriating earnings from foreign affiliates, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, or should a large acquisition or refinancing opportunity arise, we may seek to raise additional equity or debt.

On June 30, 2011, the $103.0 million of outstanding debt on the remaining 5.6% senior notes from Equity Units was retired, as part of a remarketing. Concurrently, Legg Mason issued 1.8 million shares of Legg Mason common stock upon the exercise of the purchase contracts from the Equity Units.

The agreements entered into as part of our January 2008 issuance of $1.25 billion in 2.5% convertible senior notes prevent us from incurring additional debt, with a few exceptions, if our gross debt to EBITDA ratio (as defined in the documents) exceeds 2.5. As of June 30, 2011, our gross debt to EBITDA ratio was 2.4, which would allow us to borrow up to approximately $36 million.

Certain of our outstanding debt is currently impacted by the ratings of two rating agencies. The interest rate on our revolving line of credit is based on the higher credit rating of the two rating agencies. In June 2011, our rating by one of these agencies was downgraded one notch below the other. Should the other agency downgrade our rating, absent an upgrade from the former agency, our interest costs will rise.

On July 26, 2011, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.08 per share payable on October 24, 2011.

Contractual Obligations and Contingent Payments
We have contractual obligations to make future payments in connection with our short and long-term debt, non-cancelable lease agreements and service agreements. The following table sets forth these contractual obligations (in millions) by fiscal year as of June 30, 2011, unless otherwise noted, and excludes contractual obligations of CIVs, as we are not responsible or liable for these obligations:

	Remaining 2012	2013	2014	2015	2016	Thereafter	Total
Contractual Obligations
Short-term borrowings(1)	$250.0	$—	$—	$—	$—	$—	$250.0
Long-term borrowings by contract maturity(2)	0.8	1.2	1.3	1,251.3	6.1	—	1,260.7
Interest on short-term and long-term borrowings(2)(3)	37.0	31.8	31.7	31.6	0.3	—	132.4
Minimum rental and service commitments	110.2	128.8	102.2	91.2	83.7	521.6	1,037.7
Total Contractual Obligations(4)(5)(6)	$398.0	$161.8	$135.2	$1,374.1	$90.1	$521.6	$2,680.8

(1)
Represents borrowing under our revolving line of credit which does not expire until February 2013.  However, we may elect to repay this debt sooner if management elects to utilize a portion of our available cash for this purpose.

(2)	Excludes long-term borrowings of the consolidated CLO of $278.2 million and interest on these long-term borrowings, as applicable.

(3)	Interest on floating rate short-term debt is based on rates at June 30, 2011.

(4)
The table above does not include approximately $22.1 million in capital commitments to investment partnerships in which Legg Mason is a limited partner. These obligations will be funded, as required, through the end of the commitment periods through fiscal 2018.

(5)
The table above does not include amounts for uncertain tax positions of $66.7 million (net of the federal benefit for state tax liabilities) because the timing of any related cash outflows cannot be reliably estimated.

(6)	The table above does not include amounts related to our business streamlining initiatives.

Critical Accounting Policies

The following critical accounting policy has been updated from our Annual Report on Form 10-K for the year ended March 31, 2011.

Intangible Assets and Goodwill
In December 2010, we announced a realignment of our executive management team, which during the quarter ended June 30, 2011, resulted in the combination of the Americas and International divisions into one operating segment, Global Asset Management. Internal management reporting has been modified consistent with this realignment such that discrete financial information regularly received by the chief operating decision maker, our Chief Executive Officer, is at the consolidated Global Asset Management business level. As a result, the former Americas and International operating segments are no longer our reporting units, and subsequently, goodwill will be recorded and evaluated at one Global Asset Management reporting unit level. After considering actual and current projected AUM, margins, revenues and relevant other market factors in comparison to the inputs to our most recent goodwill impairment tests as of December 31, 2010 , the composition of the assets and liabilities included in the reporting units and the fact that the fair values of our reporting units at December 31, 2010 exceeded their respective carrying values by substantial amounts, a detailed determination of the fair value of the Global Asset Management reporting unit was not deemed necessary. Accordingly, the change in our reporting units did not result in a goodwill impairment.

Recent Accounting Developments
There are no recent accounting developments as of June 30, 2011 that are expected to have a material impact on our consolidated financial statements.

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

Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are beyond our control, including but not limited to those discussed elsewhere herein, under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended March 31, 2011 and in our other public filings, press releases and statements by our management. Due to such risks, uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligations to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three months ended June 30, 2011, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Item 4.	Controls and Procedures

As of June 30, 2011, Legg Mason's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective on a reasonable assurances basis.  During the quarter ended June 30, 2011, Legg Mason substantially completed the transition of certain functions and systems as part of our streamlining initiative. As a result of these transitions, modifications to the Company's internal controls over financial reporting were required to conform with and support the new systems. There were no material control issues related to these changes in our control environment.

Except as described above, we made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

Item 1A. Risk Factors

During the three months ended June 30, 2011, there were no material changes to the information contained in Part I, Item 1A of Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets out information regarding our purchases of Legg Mason common stock in each month during the quarter ended June 30, 2011:

Period	Total number of shares purchased	Average price paid per share	Total number of shares repurchased as part of publicly announced plans or programs (1)	Approximate dollar value that may yet be purchased under the plans or programs (1)
April 1, 2011 through April 30, 2011	—	$—	—	$554,933,013
May 1, 2011 through May 31, 2011	2,862,827	34.51	2,862,827	456,140,750
June 1, 2011 through June 30, 2011	3,170,159	31.92	3,170,159	354,933,694
Total	6,032,986	$33.15	6,032,986	$354,933,694

(1)
On May 10, 2010, we announced that our Board of Directors replaced a prior stock purchase authorization with a new authorization to purchase up to $1 billion worth of our common stock.  There is no expiration date attached to this authorization.  We intend to use a portion of our available cash to purchase up to an additional $200 million of our common stock under this authorization by the end of fiscal 2012, subject to market conditions and our cash needs.

Item 6.	Exhibits

3.1	Articles of Incorporation of Legg Mason (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on July 26, 2011)

3.2	By-laws of Legg Mason as amended and restated July 26, 2011 (incorporated by reference to Legg Mason, Inc.’s Current Report on Form 8-K for the event on July 26, 2011)

10.1	Form of Long-Term Incentive Plan award document under the Legg Mason, Inc. 1996 Equity Incentive plan, as amended *

12	Computation of consolidated ratios of earnings to fixed charges

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended June 30, 2011, filed on August 8, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

* These exhibits are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGG MASON, INC.
(Registrant)

DATE: August 8, 2011	/s/ Mark R. Fetting
Mark R. Fetting
Chairman, President and
Chief Executive Officer

DATE: August 8, 2011	/s/ Peter H. Nachtwey
Peter H. Nachtwey
Chief Financial Officer and Senior Executive Vice President

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Legg Mason (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on July 26, 2011)

3.2	By-laws of Legg Mason as amended and restated July 26, 2011 (incorporated by reference to Legg Mason, Inc.’s Current Report on Form 8-K for the event on July 26, 2011)

10.1	Form of Long-Term Incentive Plan award document under the Legg Mason, Inc. 1996 Equity Incentive plan, as amended *

12	Computation of consolidated ratios of earnings to fixed charges

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended June 30, 2011, filed on August 8, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

* These exhibits are management contracts or compensatory plans or arrangements.