Form 10-Q
period 2011-09-30
LEGG MASON, INC.
filed 2011-11-08
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q
(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

139,772,775 shares of common stock as of the close of business on November 3, 2011.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30, 2011	March 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$1,093,644	$1,375,918
Cash and cash equivalents of consolidated investment vehicles	18,393	37,153
Restricted cash	5,683	9,253
Receivables:
Investment advisory and related fees	326,173	366,571
Other	73,932	29,466
Investment securities	386,228	400,510
Investment securities of consolidated investment vehicles	58,312	82,829
Deferred income taxes	82,429	82,174
Other	55,735	59,700
Other current assets of consolidated investment vehicles	4,394	2,982
Total current assets	2,104,923	2,446,556
Fixed assets, net	266,302	286,705
Intangible assets, net	3,865,477	3,876,775
Goodwill	1,282,048	1,311,652
Investments of consolidated investment vehicles	292,795	312,765
Deferred income taxes	197,524	232,394
Other	241,466	239,210
Other assets of consolidated investment vehicles	8,614	1,699
Total Assets	$8,259,149	$8,707,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued compensation	$293,553	$368,164
Accounts payable and accrued expenses	189,440	207,870
Short-term borrowings	250,000	250,000
Current portion of long-term debt	1,008	792
Other	76,134	87,393
Other current liabilities of consolidated investment vehicles	10,238	54,753
Total current liabilities	820,373	968,972
Deferred compensation	60,353	92,487
Deferred income taxes	247,933	266,193
Other	140,466	90,059
Other liabilities of consolidated investment vehicles	4,285	3,553
Long-term debt	1,116,660	1,201,076
Long-term debt of consolidated investment vehicles	267,714	278,320
Total Liabilities	2,657,784	2,900,660

Commitments and Contingencies (Note 8)

Redeemable Noncontrolling Interests	45,628	36,712

Stockholders’ Equity
Common stock, par value $.10; authorized 500,000,000 shares; issued 139,762,432 shares and 150,218,810 shares, respectively	13,976	15,022
Additional paid-in capital	3,842,784	4,111,095
Employee stock trust	(35,033)	(34,466)
Deferred compensation employee stock trust	35,033	34,466
Retained earnings	1,632,905	1,539,984
Appropriated retained earnings of consolidated investment vehicle	5,120	10,922
Accumulated other comprehensive income, net	60,952	93,361
Total Stockholders’ Equity	5,555,737	5,770,384
Total Liabilities and Stockholders’ Equity	$8,259,149	$8,707,756
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating Revenues
Investment advisory fees
Separate accounts	$196,019	$204,214	$400,812	$405,186
Funds	376,835	357,491	776,979	710,190
Performance fees	9,984	19,505	28,598	42,279
Distribution and service fees	85,774	92,314	177,838	188,628
Other	1,285	1,270	2,778	2,676
Total operating revenues	669,897	674,794	1,387,005	1,348,959
Operating Expenses
Compensation and benefits	257,651	284,909	558,003	550,983
Transition-related compensation	12,346	10,974	23,741	13,687
Total compensation and benefits	269,997	295,883	581,744	564,670
Distribution and servicing	160,391	165,832	341,147	350,534
Communications and technology	41,571	39,314	82,072	79,290
Occupancy	35,700	33,492	68,938	67,167
Amortization of intangible assets	5,504	5,749	11,082	11,477
Other	49,882	46,625	94,804	85,145
Total operating expenses	563,045	586,895	1,179,787	1,158,283
Operating Income	106,852	87,899	207,218	190,676
Other Non-Operating Income (Expense)
Interest income	2,982	2,170	6,037	3,985
Interest expense	(21,636)	(24,449)	(43,997)	(47,250)
Other income (expense)	(35,502)	33,189	(32,099)	25,898
Other non-operating income of consolidated investment vehicles, net	3,081	4,499	8,183	2,106
Total other non-operating income (expense)	(51,075)	15,409	(61,876)	(15,261)
Income Before Income Tax (Benefit) Provision	55,777	103,308	145,342	175,415
Income tax (benefit) provision	(1,606)	26,720	26,261	53,784
Net Income	57,383	76,588	119,081	121,631
Less: Net income (loss) attributable to noncontrolling interests	719	1,253	2,465	(1,635)
Net Income Attributable to Legg Mason, Inc.	$56,664	$75,335	$116,616	$123,266

Net Income per Share Attributable to Legg Mason, Inc. Common Shareholders:
Basic	$0.39	$0.50	$0.80	$0.79
Diluted	$0.39	$0.50	$0.80	$0.79

Weighted Average Number of Shares Outstanding:
Basic	143,877	151,416	146,529	155,746
Diluted	143,931	151,940	146,625	156,327

Dividends Declared per Share	$0.08	$0.04	$0.16	$0.08
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net Income	$57,383	$76,588	$119,081	$121,631
Other comprehensive income:
Foreign currency translation adjustment	(46,026)	29,588	(32,666)	19,972
Unrealized gains (losses) on investment securities:
Unrealized holding gains, net of tax provision of $124, $13, $172 and $56, respectively	186	20	253	85
Reclassification adjustment for losses (gains) included in net income	—	—	4	(3)
Net unrealized gains on investment securities	186	20	257	82
Total other comprehensive income (loss)	(45,840)	29,608	(32,409)	20,054
Comprehensive Income	11,543	106,196	86,672	141,685
Less: Comprehensive income (loss) attributable to noncontrolling interests	719	1,253	2,465	(1,635)
Comprehensive Income Attributable to Legg Mason, Inc.	$10,824	$104,943	$84,207	$143,320
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Six Months Ended September 30,
	2011	2010
COMMON STOCK
Beginning balance	$15,022	$16,144
Stock options and other stock-based compensation	7	35
Deferred compensation employee stock trust	4	5
Deferred compensation, net	120	141
Exchangeable shares	—	110
Equity Units exchanged	183	—
Shares repurchased and retired	(1,360)	(1,139)
Ending balance	13,976	15,296
SHARES EXCHANGEABLE INTO COMMON STOCK
Beginning balance	—	2,760
Exchanges	—	(2,760)
Ending balance	—	—
ADDITIONAL PAID-IN CAPITAL
Beginning balance	4,111,095	4,447,612
Stock options and other stock-based compensation	9,800	18,438
Deferred compensation employee stock trust	1,477	1,448
Deferred compensation, net	16,487	16,138
Exchangeable shares	—	2,650
Equity Units exchanged	102,831	—
Shares repurchased and retired	(398,906)	(335,262)
Ending balance	3,842,784	4,151,024
EMPLOYEE STOCK TRUST
Beginning balance	(34,466)	(33,095)
Shares issued to plans	(1,481)	(1,301)
Distributions and forfeitures	914	249
Ending balance	(35,033)	(34,147)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	34,466	33,095
Shares issued to plans	1,481	1,301
Distributions and forfeitures	(914)	(249)
Ending balance	35,033	34,147
RETAINED EARNINGS
Beginning balance	1,539,984	1,316,981
Net income attributable to Legg Mason, Inc.	116,616	123,266
Dividends declared	(23,695)	(12,737)
Ending balance	1,632,905	1,427,510
APPROPRIATED RETAINED EARNINGS OF CONSOLIDATED INVESTMENT VEHICLES
Beginning balance	10,922	—
Cumulative effect of change in accounting principle	—	24,666
Net loss reclassified to appropriated retained earnings	(5,802)	(2,650)
Ending balance	5,120	22,016
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET
Beginning balance	93,361	58,227
Unrealized holding gains on investment securities, net of tax	257	82
Foreign currency translation adjustment	(32,666)	19,972
Ending balance	60,952	78,281
TOTAL STOCKHOLDERS’ EQUITY	$5,555,737	$5,694,127
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities
Net Income	$119,081	$121,631
Adjustments to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	45,045	52,498
Imputed interest for 2.5% convertible senior notes	19,230	18,055
Accretion and amortization of securities discounts and premiums, net	2,381	2,372
Stock-based compensation	25,948	25,230
Net losses (gains) on investments	37,846	(22,454)
Net losses of consolidated investment vehicles	2,198	1,996
Deferred income taxes	17,701	42,062
Other	901	1,424
Decrease (increase) in assets:
Investment advisory and related fees receivable	40,218	7,112
Net purchases of trading investments	(44,822)	(33,260)
Other receivables	(3,605)	(6,802)
Other assets	14,419	2,783
Increase (decrease) in liabilities:
Accrued compensation	(73,968)	1,260
Deferred compensation	(32,134)	(18,702)
Accounts payable and accrued expenses	(18,370)	(251)
Other liabilities	9,186	(52,161)
Net increase in operating assets and liabilities of consolidated investment vehicles, including cash	6,914	18,838
Cash Provided by Operating Activities	168,169	161,631
Cash Flows Provided by (Used for) Investing Activities
Payments for fixed assets	(14,577)	(11,673)
Restricted cash	7,705	—
Purchases of investment securities	(3,754)	(3,541)
Proceeds from sales and maturities of investment securities	3,590	2,682
Purchases of investments by consolidated investment vehicles	(113,668)	(65,398)
Proceeds from sales and maturities of investments by consolidated investment vehicles	123,765	67,006
Cash Provided by (Used for) Investing Activities	3,061	(10,924)
Cash Flows Used for Financing Activities
Third-party distribution financing, net	—	(1,639)
Repayment of principal on long-term debt	(391)	(2,588)
Repurchases of common stock	(400,266)	(336,401)
Issuance of common stock	1,453	9,356
Dividends paid	(21,029)	(11,467)
Net (repayments) borrowings of consolidated investment vehicles	(18,309)	4,865
Net subscriptions received from noncontrolling interest holders	649	438
Cash Used for Financing Activities	(437,893)	(337,436)
Effect of Exchange Rate Changes on Cash	(15,611)	4,740
Net Decrease in Cash and Cash Equivalents	(282,274)	(181,989)
Cash and Cash Equivalents at Beginning of Period	1,375,918	1,465,888
Cash and Cash Equivalents at End of Period	$1,093,644	$1,283,899
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts, unless otherwise noted)
September 30, 2011
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

Unless otherwise noted, all per share amounts for the six months ended September 30, 2010, include both common shares of Legg Mason and shares issued in connection with the acquisition of Legg Mason Canada Inc., which were exchangeable into common shares of Legg Mason on a one-for-one basis at any time. During the quarter ended June 30, 2010, all outstanding exchangeable shares were converted into shares of Legg Mason common stock.

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

Business Realignment and Goodwill
In connection with a realignment of its executive management team during fiscal 2011, Legg Mason no longer manages its business in two operating segments (divisions), and during the June 2011 quarter, eliminated the previous separation of the Americas and International divisions and combined them into one operating segment, Global Asset Management. Legg Mason believes this structure allows the Company to function as a global organization with a single purpose. Internal management reporting has been modified consistent with this realignment such that discrete financial information regularly received by the chief operating decision maker, our Chief Executive Officer, is at the consolidated Global Asset Management business level. As a result, the former Americas and International operating segments are no longer our reporting units, and subsequently, goodwill is recorded and evaluated at one Global Asset Management reporting unit level.

Restructuring Costs
In May 2010, Legg Mason's management committed to a plan to streamline its business model as further described in Note 11. The costs anticipated in connection with this plan primarily relate to employee termination benefits, incentives to retain employees during the transition period, charges for consolidating leased office space, and contract termination costs. Termination benefits, including severance, and retention incentives are recorded as Transition-related compensation in the Consolidated Statements of Income. These compensation items require employees to provide future service and are therefore expensed ratably over the required service period. Expense recognition of contractual lease payments may be accelerated when the related space is either permanently abandoned or subleased at a loss. Contract termination and other costs are expensed when incurred.

Income Taxes
During the quarter ended September 30, 2010, the United Kingdom ("U.K.") Finance Bill 2010 was enacted, which reduced the main U.K. corporate tax rate from 28% to 27%. In July 2011, The U.K. Finance Act 2011 (the "Act") was enacted. The Act further reduced the main U.K. corporate tax rate from 27% to 26% effective April 1, 2011, and from 26% to 25% effective April 1, 2012. The reductions in the U.K. corporate tax rate resulted in tax benefits of $18,268 and $8,878, recognized in the quarters ended September 30, 2011 and 2010, respectively, as a result of the revaluation of deferred tax assets and liabilities at the new rates. As a result of the revaluation adjustments, the effective tax rate for the three and six months ended September 30, 2011, was reduced by 32.8 percentage points and 12.6 percentage points, respectively. Similarly, the effective tax rate for the three and six months ended September 30, 2010, was reduced by 8.6 percentage points and 5.1 percentage points, respectively.

Noncontrolling interests
Noncontrolling interests related to certain consolidated investment vehicles ("CIVs") are classified as redeemable noncontrolling interests since investors in these funds may request withdrawals at any time.  Redeemable noncontrolling interests as of and for the six months ended September 30, 2011 and 2010, were as follows:

	Six Months Ended
	September 30,
	2011	2010
Balance, beginning of period	$36,712	$29,577
Net income attributable to redeemable noncontrolling interests	8,267	1,015
Net subscriptions received from noncontrolling interest holders	649	438
Balance, end of period	$45,628	$31,030

Recent Accounting Developments
In September 2011, the Financial Accounting Standards Board updated the guidance on the annual goodwill test for impairment. The update permits companies to assess qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the currently required quantitative fair value assessment. This update will be effective for Legg Mason in fiscal 2013, if not adopted early.  This update is not expected to have a material effect on its recorded goodwill, but Legg Mason is currently evaluating its adoption.

3. Fair Values of Assets and Liabilities

The disclosures below include details of Legg Mason’s assets and liabilities that are measured at fair value, excluding assets and liabilities of CIVs. See Note 12, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the assets and liabilities of CIVs that are measured at fair value.

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

	As of September 30, 2011
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash equivalents(1):
Money market funds	$639,200	$—	$—	$639,200
Time deposits	—	41,346	—	41,346
Total cash equivalents	639,200	41,346	—	680,546
Investment securities:
Trading investments relating to long-term incentive compensation plans(2)	100,822	—	—	100,822
Trading proprietary fund products and other investments(3)	140,672	79,008	179	219,859
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments(4)(5)	14,111	39,831	11,605	65,547
Total current investments	255,605	118,839	11,784	386,228
Available-for-sale investment securities	2,107	9,757	12	11,876
Investments in partnerships, LLCs and other	—	—	28,469	28,469
Equity method investments in partnerships and LLCs(5)	1,184	—	160,662	161,846
Derivative assets:
Currency and market hedges	9,415	—	—	9,415
Other investments	—	—	121	121
	$907,511	$169,942	$201,048	$1,278,501
Liabilities:
Derivative liabilities:
Currency and market hedges	$(1,081)	$—	$—	$(1,081)

	As of March 31, 2011
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash equivalents(1):
Money market funds	$912,951	$—	$—	$912,951
Time deposits	—	92,877	—	92,877
Total cash equivalents	912,951	92,877	—	1,005,828
Investment securities:
Trading investments relating to long-term incentive compensation plans(2)	120,107	—	—	120,107
Trading proprietary fund products and other investments(3)	90,123	102,562	11,378	204,063
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments(4)(5)	15,645	48,528	12,167	76,340
Total current investments	225,875	151,090	23,545	400,510
Available-for-sale investment securities	2,666	8,622	12	11,300
Investments in partnerships, LLCs and other	—	—	22,167	22,167
Equity method investments in partnerships and LLCs(5)	1,420	—	153,931	155,351
Derivative assets:
Currency and market hedges	1,169	—	—	1,169
Other investments	—	—	270	270
	$1,144,081	$252,589	$199,925	$1,596,595
Liabilities:
Derivative liabilities:
Currency and market hedges	$(3,120)	$—	$—	$(3,120)

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

(2)
Primarily mutual funds where there is minimal market risk to the Company as any change in value is primarily offset by an adjustment to compensation expense and related deferred compensation liability.

(3)
Total proprietary fund products and other investments primarily represent mutual funds that are invested approximately 63% and 37% in equity and debt securities as of September 30, 2011, respectively, and were invested approximately 60% and 40% in equity and debt securities as of March 31, 2011, respectively.

(4)
Includes investments under the equity method (which approximates fair value) relating to long-term incentive compensation plans of $39,831 and $48,528 as of September 30, 2011, and March 31, 2011, respectively, and proprietary fund products and other investments of $25,716 and $27,812 as of September 30, 2011, and March 31, 2011, respectively, which are classified as Investment securities on the Consolidated Balance Sheets.

(5)
Equity method investments are substantially all investment companies which record their underlying investments at fair value.  Fair value is measured using Legg Mason's share of the investee's underlying net income or loss, which is predominately representative of fair value adjustments in the investments held by the equity method investee.

In accordance with new accounting guidance adopted during the three months ended June 30, 2011, the changes in financial assets measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended September 30, 2011, are now presented on a gross basis in the tables below:

	Value as of June 30, 2011	Purchases	Sales	Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of September 30, 2011
Assets:
Trading proprietary fund products and other investments	$280	$—	$(100)	$—	$—	$(1)	$179
Equity method investments in proprietary fund products	12,240	—	—	—	—	(635)	11,605
Investments in partnerships, LLCs and other	21,952	6,932	—	106	—	(521)	28,469
Equity method investments in partnerships and LLCs	143,107	24,174	(1,636)	(619)	—	(4,364)	160,662
Other investments	1,254	—	—	(159)	—	(962)	133
	$178,833	$31,106	$(1,736)	$(672)	$—	$(6,483)	$201,048

	Value as of June 30, 2010	Purchases, sales, issuances and settlements, net	Transfers	Realized and unrealized gains/(losses), net	Value as of September 30, 2010
Assets:
Trading proprietary fund products and other investments	$19,211	$(2,500)	$—	$1,352	$18,063
Equity method investments in proprietary fund products	11,611	—	—	278	11,889
Investments in partnerships, LLCs and other	22,759	287	—	4	23,050
Equity method investments in partnerships and LLCs	139,747	2,198	—	12,473	154,418
Other investments	1,470	(6)	—	12	1,476
	$194,798	$(21)	$—	$14,119	$208,896

	Value as of March 31, 2011	Purchases	Sales	Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of September 30, 2011
Assets:
Trading proprietary fund products and other investments	$11,378	$—	$(11,741)	$—	$—	$542	$179
Equity method investments in proprietary fund products	12,167	—	—	—	—	(562)	11,605
Investments in partnerships, LLCs and other	22,167	6,932	—	(109)	—	(521)	28,469
Equity method investments in partnerships and LLCs	153,931	25,504	(3,293)	(12,697)	—	(2,783)	160,662
Other investments	282	—	—	(159)	—	10	133
	$199,925	$32,436	$(15,034)	$(12,965)	$—	$(3,314)	$201,048

	Value as of March 31, 2010	Purchases, sales, issuances and settlements, net	Transfers	Realized and unrealized gains/(losses), net	Value as of September 30, 2010
Assets:
Trading proprietary fund products and other investments	$22,459	$(5,000)	$—	$604	$18,063
Equity method investments in proprietary fund products	12,090	—	—	(201)	11,889
Investments in partnerships, LLCs and other	23,049	(3)	—	4	23,050
Equity method investments in partnerships and LLCs	98,968	40,521	—	14,929	154,418
Other investments	1,464	—	—	12	1,476
	$158,030	$35,518	$—	$15,348	$208,896

Realized and unrealized gains and losses recorded for Level 3 investments are included in Other income (expense) on the Consolidated Statements of Income.  Total unrealized (losses) gains for Level 3 investments relating only to those assets still held at the reporting date were $(6,487) and $6,048 for the three months ended September 30, 2011 and 2010, respectively. Total unrealized (losses) gains for Level 3 investments relating only to those assets still held at the reporting date were $(5,419) and $4,824 for the six months ended September 30, 2011 and 2010, respectively.

There were no significant transfers between Levels 1 and 2 during the six months ended September 30, 2011 and 2010.

As a practical expedient, Legg Mason relies on the net asset value of certain investments as their fair value.  The net asset values that have been provided by the investees have been derived from the fair values of the underlying investments as of the reporting date.  The following table summarizes, as of September 30, 2011, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized.

Category of Investment	Investment Strategy	Fair Value Determined Using NAV		Unfunded Commitments	Remaining Term
Funds-of-hedge funds	Global, fixed income, macro, long/short equity, natural resources, systematic, emerging market, European hedge	$67,345	(1)	n/a	n/a
Hedge funds	Fixed income - developed market, event driven, fixed income - hedge, relative value arbitrage, European hedge	28,611	(2)	$20,000	n/a
Private equity funds	Long/short equity	28,651	(2)	5,775	6 to 9 years
Private fund	Fixed income, residential and commercial mortgage-backed securities	80,667	(2)	n/a	7 years, subject to two one-year extensions
Other	Various	2,215	(2)	n/a	Various (3)
Total		$207,489		$25,775

n/a-not applicable
(1) 73% monthly redemption; 27% quarterly redemption, of which 37% is subject to two-year lock-up.
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

4. Fixed Assets

Fixed assets consist of equipment, software and leasehold improvements.  Equipment consists primarily of communications and technology hardware and furniture and fixtures.  Software includes purchased software and internally developed software. Fixed assets are reported at cost, net of accumulated depreciation and amortization.  The following table reflects the components of fixed assets as of:

	September 30, 2011	March 31, 2011
Equipment	$198,740	$200,696
Software	209,768	224,026
Leasehold improvements	278,444	280,277
Total cost	686,952	704,999
Less: accumulated depreciation and amortization	(420,650)	(418,294)
Fixed assets, net	$266,302	$286,705

Depreciation and amortization expense included in operating income was $16,661 and $20,097 for the three months ended September 30, 2011 and 2010, respectively, and $33,963 and $40,937 for the six months ended September 30, 2011 and 2010, respectively.

5. Intangible Assets and Goodwill

The following tables reflect the components of intangible assets as of:

	September 30, 2011	March 31, 2011
Amortizable asset management contracts
Cost	$206,353	$208,454
Accumulated amortization	(164,156)	(155,136)
Net	42,197	53,318
Indefinite–life intangible assets
Fund management contracts	3,753,480	3,753,657
Trade names	69,800	69,800
	3,823,280	3,823,457
Intangible assets, net	$3,865,477	$3,876,775

As of September 30, 2011, management contracts are being amortized over a weighted-average life of 3.3 years. Estimated future amortization expense is as follows:

Remaining 2012	$8,463
2013	14,085
2014	11,902
2015	2,987
2016	2,731
Thereafter	2,029
Total	$42,197

The change in the carrying value of goodwill for the six months ended September 30, 2011, is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value
Balance as of March 31, 2011	$2,473,552	$(1,161,900)	$1,311,652
Impact of excess tax basis amortization	(10,605)	—	(10,605)
Other, including changes in foreign exchange rates	(18,999)	—	(18,999)
Balance as of September 30, 2011	$2,443,948	$(1,161,900)	$1,282,048

6. Long-Term Debt and Equity Units

The disclosures below include details of Legg Mason’s debt, excluding the debt of CIVs.  See Note 12, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the debt of CIVs.

The accreted value of long-term debt consists of the following:

	September 30, 2011			March 31, 2011
	Current Accreted Value	Unamortized Discount	Maturity Amount	Accreted Value
2.5% convertible senior notes	$1,107,162	$142,838	$1,250,000	$1,087,932
5.6% senior notes from Equity Units	—	—	—	103,039
Other term loans	10,506	—	10,506	10,897
Subtotal	1,117,668	142,838	1,260,506	1,201,868
Less: current portion	1,008	—	1,008	792
Total	$1,116,660	$142,838	$1,259,498	$1,201,076

As of September 30, 2011, the aggregate maturities of long-term debt, based on their contractual terms, are as follows:

Remaining 2012	$595
2013	1,227
2014	1,277
2015	1,251,332
2016	6,075
Thereafter	—
Total	$1,260,506

At September 30, 2011, the estimated fair value of long-term debt was approximately $1,259,200.

Legg Mason is accreting the carrying value of the 2.5% convertible senior notes to the principal amount at maturity using an interest rate of 6.5% (the effective borrowing rate for non-convertible debt at the time of issuance) over its expected life of seven years, resulting in interest expense of approximately $9,741 and $9,146 for the quarters ended September 30, 2011 and 2010, respectively, and $19,230 and $18,055 for the six months ended September 30, 2011 and 2010, respectively. The amount by which the notes’ if-converted value exceeds the accreted value, excluding accrued interest, using a current interest rate of 2.7% as of September 30, 2011, is approximately $141,532 (representing a potential loss).

The $103,039 of outstanding debt on the remaining 5.6% senior notes from Equity Units was retired on June 30, 2011, as part of a remarketing. Concurrently, Legg Mason issued 1,830 shares of Legg Mason common stock upon the exercise of the purchase contracts from the Equity Units.

7.  Stock-Based Compensation

Legg Mason’s stock-based compensation includes stock options, employee stock purchase plans, restricted stock awards and units, performance shares payable in common stock, and deferred compensation payable in stock.  Shares available for issuance under the active equity incentive plan as of September 30, 2011, were 12,998. On July 26, 2011, the equity incentive plan was amended to increase the available shares by 6,500. Options under Legg Mason’s employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in equal increments over four to five years and expire within eight to ten years from the date of grant.

Compensation expense relating to stock options for the three months ended September 30, 2011 and 2010, was $3,500 and $4,449, respectively, and for the six months ended September 30, 2011 and 2010, was $7,681 and $9,081, respectively.

Stock option transactions during the six months ended September 30, 2011 and 2010, respectively, are summarized below:

	Six Months Ended September 30,
	2011		2010
	Number of shares	Weighted-average exercise price per share	Number of shares	Weighted-average exercise price per share
Options outstanding at March 31	5,419	$59.82	6,054	$57.75
Granted	810	33.99	701	33.13
Exercised	(8)	25.76	(350)	26.25
Canceled/forfeited	(305)	47.95	(318)	45.56
Options outstanding at September 30	5,916	$56.95	6,087	$57.36

At September 30, 2011, options were exercisable for 3,426 shares with a weighted-average exercise price of $72.99 and a weighted-average remaining contractual life of 3.4 years.  Unamortized compensation cost related to unvested options (2,490 shares) at September 30, 2011, of $30,031 is expected to be recognized over a weighted-average period of 1.9 years.

The weighted-average fair value of option grants during the six months ended September 30, 2011 and 2010, using the Black-Scholes option-pricing model, was $13.13 and $14.38 per share, respectively.

The following weighted-average assumptions were used in the model for grants in fiscal 2012 and 2011:

	Six Months Ended September 30,
	2011	2010
Expected dividend yield	1.39%	1.39%
Risk-free interest rate	1.95%	2.40%
Expected volatility	47.16%	52.83%
Expected lives (in years)	5.12	5.18

Compensation expense relating to restricted stock and restricted stock units for the three months ended September 30, 2011 and 2010, was $8,533 and $8,685, respectively, and for the six months ended September 30, 2011 and 2010, was $16,608 and $16,068, respectively.

Restricted stock and restricted stock unit transactions during the six months ended September 30, 2011 and 2010, respectively, are summarized below:

	Six Months Ended September 30,
	2011		2010
	Number of shares	Weighted-average grant date value	Number of shares	Weighted-average grant date value
Unvested shares at March 31	2,637	$33.01	1,605	$34.80
Granted	1,315	33.79	1,635	33.22
Vested	(700)	33.86	(425)	38.53
Canceled/forfeited	(42)	33.06	(75)	31.47
Unvested shares at September 30	3,210	$33.14	2,740	$33.37

Unamortized compensation cost related to unvested restricted stock and restricted stock unit awards at September 30, 2011, of $79,019 is expected to be recognized over a weighted-average period of 1.9 years.

Compensation expense relating to the stock purchase plan and deferred compensation payable in stock for the three months ended September 30, 2011 and 2010, was $108 and $99, respectively, and for the six months ended September 30, 2011 and 2010, was $284 and $302, respectively.

During the six months ended September 30, 2011 and 2010, non-employee directors were granted 12 and 17 restricted stock units and 31 and 31 shares of common stock at a fair value of $1,375 and $1,425, respectively. As of September 30, 2011 and 2010, non-employee directors held 193 and 220 stock options, respectively, which are included in the outstanding options presented in the table above. As of September 30, 2011 and 2010, non-employee directors held 74 and 62 restricted stock units, respectively, which vest on the grant date and are therefore not included in the unvested shares of restricted stock and restricted stock units in the table above.  During the six months ended September 30, 2011, non-employee directors did not exercise any stock options and no restricted stock units were distributed. During the six months ended September 30, 2010, non-employee directors exercised 9 stock options and 7 restricted stock units were distributed. During the six months ended September 30, 2011 and 2010, there were 27 and 59 non-employee director stock options canceled or forfeited, respectively.

During the June 2011 quarter, Legg Mason established a long-term incentive plan (the "LTIP") under its equity incentive plan, which provides an additional element of compensation that is based on performance. Under the LTIP, executive officers were granted cash value performance units that will vest at the end of a three year period based upon Legg Mason's cumulative adjusted earnings per share over the period. Awards granted under the LTIP may be settled in cash and/or shares of Legg Mason common stock, at the discretion of Legg Mason. The estimated amount of the award is being expensed over the vesting period based on a probability assessment of the expected outcome under the LTIP provisions.

As part of the Company's restructuring initiative, as further discussed in Note 11, the employment of certain recipients of stock option and restricted stock awards will be terminated. The termination benefits extended to these employees include accelerated vesting of any portion of their equity incentive awards that would not have vested by January 1, 2012, under the original terms of the awards. During fiscal 2011, the portion of the awards subject to accelerated vesting were revalued and are being expensed over the new vesting period, the impact of which is included above.

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

As of September 30, 2011, the minimum annual aggregate rentals under operating leases and service agreements are as follows:

Remaining 2012	$79,933
2013	138,880
2014	111,952
2015	99,243
2016	89,945
Thereafter	522,464
Total	$1,042,417

The minimum rental commitments shown above have not been reduced by $150,319 for minimum sublease rentals to be received in the future under non-cancelable subleases, of which approximately 52% is due from one counterparty.  If a sub-tenant defaults on a sublease, Legg Mason may incur operating charges to reflect expected future sublease rentals at reduced amounts, as a result of the current commercial real estate market.

The above minimum rental commitments include $913,416 in real estate and equipment leases and $129,001 in service and maintenance agreements.

As of September 30, 2011, Legg Mason had commitments to invest approximately $39,592 in investment vehicles. These commitments are expected to be funded as required through the end of the respective investment periods through fiscal 2018.

In the normal course of business, Legg Mason enters into contracts that contain a variety of representations and warranties and that provide general indemnifications. Legg Mason’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against Legg Mason that have not yet occurred.

Legg Mason has been the subject of customer complaints and has also been named as a defendant in various legal actions arising primarily from securities brokerage, asset management and investment banking activities, including certain class actions, which primarily allege violations of securities laws and seek unspecified damages, which could be substantial. In the normal course of its business, Legg Mason has also received subpoenas and is currently involved in governmental and self-regulatory agency inquiries, investigations and, from time to time, proceedings involving asset management activities. In accordance with guidance for accounting for contingencies, Legg Mason has established provisions for estimated losses from pending complaints, legal actions, investigations and proceedings when it is probable that a loss has been incurred and a reasonable estimate of loss can be made.

In a transaction with Citigroup in December 2005, Legg Mason transferred to Citigroup the subsidiaries that constituted its Private Client/Capital Markets ("PC/CM") businesses, thus transferring the entities that would have primary liability for most of the customer complaint, litigation and regulatory liabilities and proceedings arising from those businesses. However, as part of that transaction, Legg Mason agreed to indemnify Citigroup for most customer complaint, litigation and regulatory liabilities of Legg Mason's former PC/CM businesses that result from pre-closing events. While the ultimate resolution of these matters cannot be currently determined based on current information, after consultation with legal counsel, management believes that any accrual or range of reasonably possible losses as of September 30, 2011 or 2010, is not material. Similarly, although Citigroup transferred to Legg Mason the entities that would be primarily liable for most customer complaint, litigation and regulatory liabilities and proceedings of the Citigroup Asset Management ("CAM") business, Citigroup has agreed to indemnify Legg Mason for most customer complaint, litigation and regulatory liabilities of the CAM business that result from pre-closing events.

One of Legg Mason's asset management subsidiaries was named as the defendant in a lawsuit filed by a former institutional client in late August 2011. The complaint alleges breach of contract and breach of fiduciary duty arising from investments in the former client's account allegedly being inconsistent with the account's objectives, and seeks damages in excess of $90,000. Legg Mason believes that the claims are without merit and intends to defend the matter vigorously. Because of the preliminary status of the matter, Legg Mason cannot estimate the possible loss or range of loss from this matter, if any. In addition, although Legg Mason believes that this matter would likely be covered by insurance policies that may substantially mitigate the amount of any eventual loss, as is not unusual with litigation at this point in the process, there can be no assurance that the action will not have a material effect on Legg Mason's financial position, results of operations or cash flows.

The ultimate resolution of other matters cannot be currently determined, and in the opinion of management, after consultation with legal counsel, Legg Mason believes that the resolution of these actions will not have a material effect on Legg Mason’s financial condition. Due in part to the preliminary nature of certain of these matters, Legg Mason is currently unable to estimate the amount or range of potential losses from these matters and the results of operations and cash flows could be materially affected during a period in which a matter is ultimately resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period-to-period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution or insurance reimbursement.

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

In June 2011, Legg Mason issued 1,830 shares of common stock upon the exercise of purchase contracts on the remaining Equity Units. Of these shares, 1,830 and 930 shares are included in weighted-average shares outstanding for the three and six months ended September 30, 2011, respectively.

Legg Mason issued 56 and 1,303 shares of restricted stock related to its annual incentive awards, during the three and six months ended September 30, 2011, respectively. Of the shares issued in the six month period, 1,286 and 960 shares are included in weighted-average shares outstanding for the three and six months ended September 30, 2011, respectively.

The following table presents the computations of basic and diluted EPS:

	Three Months Ended September 30,
	2011		2010
	Basic	Diluted	Basic	Diluted
Weighted-average basic shares outstanding	143,877	143,877	151,416	151,416
Potential common shares:
Employee stock options	—	54	—	111
Shares related to deferred compensation	—	—	—	413
Total weighted-average diluted shares	143,877	143,931	151,416	151,940
Net Income	$57,383	$57,383	$76,588	$76,588
Less: Net income attributable to noncontrolling interests	719	719	1,253	1,253
Net Income Attributable to Legg Mason, Inc.	$56,664	$56,664	$75,335	$75,335
Net Income per Share Attributable to Legg Mason, Inc. Common Shareholders	$0.39	$0.39	$0.50	$0.50

	Six Months Ended September 30,
	2011		2010
	Basic	Diluted	Basic	Diluted
Weighted-average basic shares outstanding	146,529	146,529	155,746	155,746
Potential common shares:
Employee stock options	—	96	—	143
Shares related to deferred compensation	—	—	—	438
Total weighted-average diluted shares	146,529	146,625	155,746	156,327
Net Income	$119,081	$119,081	$121,631	$121,631
Less: Net income (loss) attributable to noncontrolling interests	2,465	2,465	(1,635)	(1,635)
Net Income Attributable to Legg Mason, Inc.	$116,616	$116,616	$123,266	$123,266
Net Income per Share Attributable to Legg Mason, Inc. Common Shareholders	$0.80	$0.80	$0.79	$0.79

During the three and six months ended September 30, 2011, Legg Mason purchased and retired 7,564 and 13,597 shares, respectively, of its common stock for $200,147 and $400,266, respectively, through open market purchases. The repurchases in the six month period reduced weighted-average shares outstanding for the three and six months ended September 30, 2011, by 9,736 shares and 5,835 shares, respectively.

The diluted EPS calculations for the three and six months ended September 30, 2011 and 2010, exclude any potential common shares issuable under the convertible 2.5% senior notes and, for the three and six months ended September 30, 2010, any potential common shares issuable under the convertible Equity Units, because the market price of Legg Mason common stock had not exceeded the price at which conversion under either instrument would be dilutive using the treasury stock method.

Options to purchase 5,379 and 5,504 shares for the three months ended September 30, 2011 and 2010, respectively, and 7,144 and 5,407 shares for the six months ended September 30, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because the presumed per share proceeds from exercising such options, including related unamortized cost and income tax benefits, if any, exceed the average price of the common shares for the period and therefore the options are deemed antidilutive.

10. Derivatives and Hedging

The disclosures below detail Legg Mason’s derivatives and hedging excluding the derivatives and hedging of CIVs. See Note 12, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the derivatives and hedging of CIVs.

Legg Mason uses currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, euro, Australian dollar, Canadian dollar, Brazilian real, Singapore dollar, Japanese yen, and Great Britain pound. In the Consolidated Balance Sheets, Legg Mason nets the fair value of certain foreign currency forwards executed with the same counterparty where Legg Mason has both the legal right and intent to settle the contracts on a net basis. Legg Mason has not designated any derivatives as hedging instruments during the periods ended September 30, 2011 and 2010.

Legg Mason uses market hedges on certain seed capital investments by entering into futures contracts to sell index funds that benchmark the hedged seed capital investments. Open futures contracts required cash collateral of $3,529 and $7,099 as of September 30, 2011, and March 31, 2011, respectively.

The following table presents the fair values as of September 30, 2011, and March 31, 2011, of derivative instruments not designated as hedging instruments, classified as Other assets and Other liabilities in the Consolidated Balance Sheets:

	September 30, 2011		March 31, 2011
	Assets	Liabilities	Assets	Liabilities
Currency forward contracts	$8,417	$1,056	$1,112	$1,633
Futures contracts	998	25	57	1,487
Total	$9,415	$1,081	$1,169	$3,120

The following table presents gains (losses) recognized on derivative instruments for the three and six months ended September 30, 2011 and 2010:

		Three months ended September 30,
		2011		2010
	Income Statement Classification	Gains	Losses	Gains	Losses
Currency forward contracts for:
Operating activities	Other expense	$5,047	$(2,835)	$982	$(3,244)
Seed capital investments	Other non-operating income (expense)	401	(29)	—	(328)
Futures contracts	Other non-operating income (expense)	5,964	(566)	9	(2,394)
Total		$11,412	$(3,430)	$991	$(5,966)

		Six months ended September 30,
		2011		2010
	Income Statement Classification	Gains	Losses	Gains	Losses
Currency forward contracts for:
Operating activities	Other expense	$4,805	$(3,456)	$3,296	$(3,956)
Seed capital investments	Other non-operating income (expense)	299	(65)	6	(108)
Futures contracts	Other non-operating income (expense)	6,294	(729)	1,258	(2,020)
Total		$11,398	$(4,250)	$4,560	$(6,084)

11. Restructuring

In May 2010, Legg Mason announced a plan to streamline its business model to drive increased profitability and growth that primarily involves transitioning certain shared services to its investment affiliates which are closer to actual client relationships.  This plan involves headcount reductions in operations, technology, and other administrative areas, which may be partially offset by headcount increases at the affiliates, and will enable Legg Mason to eliminate a portion of its corporate office space that was primarily dedicated to operations and technology employees.  Legg Mason expects the initiative to be substantially complete by December 31, 2011.

This initiative involves transition-related costs primarily comprised of charges for employee termination benefits and retention incentives during the transition period, recorded in Transition-related compensation in the Consolidated Statements of Income.  The transition-related costs also involve other costs, including charges for consolidating leased office space, early contract terminations, asset disposals, and professional fees, recorded in the appropriate operating expense classifications.  Total transition-related costs are expected to be in the range of $125,000 to $135,000. Charges for transition-related costs were $15,138 and $11,587 for the three months ended September 30, 2011 and 2010, respectively, and $28,858 and $14,742 for the six months ended September 30, 2011 and 2010, respectively, which primarily represent costs for severance and retention incentives.

The table below presents a summary of changes in the transition-related liability from the initiation of the restructuring plan through September 30, 2011, non-cash charges, such as asset write-offs and stock-based compensation expense, recognized through September 30, 2011, and cumulative charges incurred to date:

	Severance and retention incentives	Other	Total
Balance as of March 31, 2010	$—	$—	$—
Accrued charges	35,487	6,160	41,647
Payments	(12,276)	(325)	(12,601)
Balance as of March 31, 2011	23,211	5,835	29,046
Accrued charges	20,431	3,798	24,229
Payments	(24,177)	(9,265)	(33,442)
Balance as of September 30, 2011	$19,465	$368	$19,833

Non-cash charges (1)
Year ended March 31, 2011	$9,561	$3,226	$12,787
Six months ended September 30, 2011	3,310	1,319	4,629
Total	$12,871	$4,545	$17,416

Cumulative charges incurred as of September 30, 2011	$68,789	$14,503	$83,292

(1)	Includes stock-based compensation expense and write-offs of capitalized costs, primarily for internally-developed software that will no longer be utilized as a result of the initiative.

The estimates for remaining transition-related costs are as follows:

	Minimum	Maximum
Severance and retention incentives	$15,000	$22,000
Other costs	26,000	29,000
Total	$41,000	$51,000

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
Financial Accounting Standards Board Interpretation No. 46(R) (Accounting Standards Update 2010-10, "Amendments to Statement 167 for Certain Investment Funds")
For most sponsored investment funds, including money market funds, Legg Mason determines it is the primary beneficiary of a VIE if it absorbs a majority of the VIE's expected losses, or receives a majority of the VIE's expected residual returns, if any. Legg

Mason's determination of expected residual returns excludes gross fees paid to a decision maker if certain criteria are met. In determining whether it is the primary beneficiary of a VIE, Legg Mason considers both qualitative and quantitative factors such as the voting rights of the equity holders, economic participation of all parties, including how fees are earned and paid to Legg Mason, related party ownership, guarantees and implied relationships.
Legg Mason concluded it was the primary beneficiary of one sponsored investment fund VIE, and also held a controlling financial interest in two sponsored investment fund VREs, all of which were consolidated as of September 30, 2011, March 31, 2011, and September 30, 2010.
Statement of Financial Accounting Standards No. 167 (Accounting Standards Codification Topic 810, "Consolidation")
For other sponsored investment funds that do not meet certain criteria, if Legg Mason has a significant variable interest, it determines it is the primary beneficiary of the VIE if it has both the power to direct the activities of the VIE that most significantly impact the entity's economic performance and the obligation to absorb losses, or the right to receive benefits, that potentially could be significant to the VIE.
Legg Mason concluded that it was the primary beneficiary of one of two CLOs in which it has a variable interest. Although it holds no equity interest in either of these investment vehicles, it had both the power to control and had a significant variable interest in one CLO because of its expected subordinated fees. As of September 30, 2011, March 31, 2011, and September 30, 2010, the balances related to this CLO were consolidated on the Company's consolidated financial statements.
Legg Mason's investment in CIVs as of September 30, 2011, and March 31, 2011, was $49,979 and $53,708, respectively, which represents its maximum risk of loss, excluding uncollected advisory fees. The assets of these CIVs are primarily comprised of investment securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.
The following tables reflect the impact of CIVs on the Consolidated Balance Sheets as of September 30, 2011, and March 31, 2011, and the Consolidated Statements of Income for the three and six months ended September 30, 2011 and 2010, respectively:
Consolidating Balance Sheets

	September 30, 2011				March 31, 2011
	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported	Balance Before Consolidation of CIVs	CIVs (1)	Eliminations	As Reported
Current assets	$2,074,231	$81,099	$(50,407)	$2,104,923	$2,378,226	$122,963	$(54,633)	$2,446,556
Non-current assets	5,852,817	301,409	—	6,154,226	5,946,737	314,463	—	6,261,200
Total assets	$7,927,048	$382,508	$(50,407)	$8,259,149	$8,324,963	$437,426	$(54,633)	$8,707,756
Current liabilities	$810,193	$10,607	$(427)	$820,373	$914,803	$55,094	$(925)	$968,972
Long-term debt of CIVs	—	267,714	—	267,714	—	278,320	—	278,320
Other non-current liabilities	1,565,412	4,285	—	1,569,697	1,649,815	3,553	—	1,653,368
Total liabilities	2,375,605	282,606	(427)	2,657,784	2,564,618	336,967	(925)	2,900,660
Redeemable non-controlling interests	917	—	44,711	45,628	976	—	35,736	36,712
Total stockholders’ equity	5,550,526	99,902	(94,691)	5,555,737	5,759,369	100,459	(89,444)	5,770,384
Total liabilities and equity	$7,927,048	$382,508	$(50,407)	$8,259,149	$8,324,963	$437,426	$(54,633)	$8,707,756
(1) Certain immaterial non-current liabilities of CIVs are included in Other liabilities on the Consolidated Balance Sheets.

Consolidating Statements of Income

	Three Months Ended
	September 30, 2011				September 30, 2010
	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported
Total operating revenues	$670,522	$—	$(625)	$669,897	$675,753	$—	$(959)	$674,794
Total operating expenses	562,785	885	(625)	563,045	586,393	1,461	(959)	586,895
Operating income (loss)	107,737	(885)	—	106,852	89,360	(1,461)	—	87,899
Total other non-operating income (expense)	(52,597)	3,081	(1,559)	(51,075)	12,746	4,499	(1,836)	15,409
Income (loss) before income tax provision	55,140	2,196	(1,559)	55,777	102,106	3,038	(1,836)	103,308
Income tax (benefit) provision	(1,606)	—	—	(1,606)	26,720	—	—	26,720
Net income (loss)	56,746	2,196	(1,559)	57,383	75,386	3,038	(1,836)	76,588
Less: Net income (loss) attributable to noncontrolling interests	82	—	637	719	51	—	1,202	1,253
Net income (loss) attributable to Legg Mason, Inc.	$56,664	$2,196	$(2,196)	$56,664	$75,335	$3,038	$(3,038)	$75,335

	Six Months Ended
	September 30, 2011				September 30, 2010
	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported
Total operating revenues	$1,388,682	$—	$(1,677)	$1,387,005	$1,350,697	$—	$(1,738)	$1,348,959
Total operating expenses	1,179,417	2,047	(1,677)	1,179,787	1,157,317	2,704	(1,738)	1,158,283
Operating income (loss)	209,265	(2,047)	—	207,218	193,380	(2,704)	—	190,676
Total other non-operating income (expense)	(66,229)	8,183	(3,830)	(61,876)	(16,225)	2,106	(1,142)	(15,261)
Income (loss) before income tax provision	143,036	6,136	(3,830)	145,342	177,155	(598)	(1,142)	175,415
Income tax provision	26,261	—	—	26,261	53,784	—	—	53,784
Net income (loss)	116,775	6,136	(3,830)	119,081	123,371	(598)	(1,142)	121,631
Less: Net income (loss) attributable to noncontrolling interests	159	—	2,306	2,465	105	—	(1,740)	(1,635)
Net income (loss) attributable to Legg Mason, Inc.	$116,616	$6,136	$(6,136)	$116,616	$123,266	$(598)	$598	$123,266

Other non-operating income (expense) includes interest income, interest expense and net gains (losses) on investments and long-term debt determined on an accrual basis.

The consolidation of CIVs has no impact on Net Income Attributable to Legg Mason, Inc.

The fair value of the financial assets and (liabilities) of CIVs were determined using the following categories of inputs as of September 30, 2011, and March 31, 2011:

	As of September 30, 2011
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Trading investments:
Hedge funds	$1,026	$13,884	$33,327	$48,237
Government and corporate securities	—	10,075	—	10,075
Total trading investment securities	1,026	23,959	33,327	58,312
Investments:
CLO loans	—	257,880	—	257,880
CLO bonds	—	11,402	—	11,402
Private equity funds	—	—	23,513	23,513
Total investments	—	269,282	23,513	292,795
Other assets	7,083	—	—	7,083
	$8,109	$293,241	$56,840	$358,190

Liabilities:
CLO debt	$—	$—	$(267,714)	$(267,714)
Derivative liabilities	—	(4,285)	—	(4,285)
	$—	$(4,285)	$(267,714)	$(271,999)

	As of March 31, 2011
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Trading investments:
Hedge funds	$—	$14,087	$34,272	$48,359
Government and corporate securities	—	22,139	—	22,139
Repurchase agreements	—	12,331	—	12,331
Total trading investment securities	—	48,557	34,272	82,829
Investments:
CLO loans	—	275,948	—	275,948
CLO bonds	—	18,813	—	18,813
Private equity funds	—	—	17,879	17,879
Total investments	—	294,761	17,879	312,640
Derivative assets	125	45	—	170
	$125	$343,363	$52,151	$395,639

Liabilities:
CLO debt	$—	$—	$(278,320)	$(278,320)
Reverse repurchase agreements	—	(18,310)	—	(18,310)
Derivative liabilities	(128)	(14,169)	—	(14,297)
	$(128)	$(32,479)	$(278,320)	$(310,927)

In accordance with new accounting guidance adopted during the June 2011 quarter, the changes in assets and (liabilities) of CIVs measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended September 30, 2011, are now prepared on a gross basis in the tables below:

	Value as of June 30, 2011	Purchases	Sales	Transfers	Realized and unrealized gains/(losses), net	Value as of September 30, 2011
Assets:
Hedge funds	$35,718	$1,647	$(3,871)	$(1,057)	$890	$33,327
Private equity funds	19,792	3,396	—	—	325	23,513
	$55,510	$5,043	$(3,871)	$(1,057)	$1,215	$56,840
Liabilities:
CLO debt	$(278,195)	$—	$—	$—	$10,481	$(267,714)
Total realized and unrealized gains (losses), net					$11,696

	Value as of June 30, 2010	Purchases, sales, issuances and settlements, net	Transfers	Realized and unrealized gains/(losses), net	Value as of September 30, 2010
Assets:
Hedge funds	$13,934	$2,189	$2,627	$962	$19,712
Private equity funds	14,812	1,011	—	(21)	15,802
	$28,746	$3,200	$2,627	$941	$35,514
Liabilities:
CLO debt	$(252,444)	$—	$—	$(378)	$(252,822)
Total realized and unrealized gains (losses), net				$563

	Value as of March 31, 2011	Purchases	Sales	Transfers	Realized and unrealized gains/(losses), net	Value as of September 30, 2011
Assets:
Hedge funds	$34,272	$10,699	$(15,507)	$—	$3,863	$33,327
Private equity funds	17,879	3,974	—	—	1,660	23,513
	$52,151	$14,673	$(15,507)	$—	$5,523	$56,840
Liabilities:
CLO debt	$(278,320)	$—	$—	$—	$10,606	$(267,714)
Total realized and unrealized gains (losses), net					$16,129

	Value as of March 31, 2010	Purchases, sales, issuances and settlements, net	Transfers (1)	Realized and unrealized gains/(losses), net	Value as of September 30, 2010
Assets:
Hedge funds	$12,374	$3,389	$2,627	$1,322	$19,712
Private equity funds	13,692	2,654	—	(544)	15,802
	$26,066	$6,043	$2,627	$778	$35,514
Liabilities:
CLO debt	$—	$—	$(249,668)	$(3,154)	$(252,822)
Total realized and unrealized gains (losses), net				$(2,376)

(1)	Transfers into Level 3 for the six months ended September 30, 2010, primarily represent liabilities recorded upon the initial consolidation of investment vehicles.

Realized and unrealized gains and losses recorded for Level 3 assets and liabilities of CIVs are included in Other non-operating income of CIVs on the Consolidated Statements of Income. Total unrealized gains for Level 3 investments and liabilities of CIVs relating only to those assets and liabilities still held at the reporting date were $9,990 and $854 for the three months ended September 30, 2011 and 2010, respectively. Total unrealized gains (losses) for Level 3 investments and liabilities of CIVs relating only to those assets and liabilities still held at the reporting date were $10,935 and $(2,084) for the six months ended September 30, 2011 and 2010, respectively.

There were no significant transfers between Levels 1 and 2 during the six months ended September 30, 2011 and 2010.

The NAV values used as a practical expedient by CIVs have been provided by the investees and have been derived from the fair values of the underlying investments as of the reporting date.  The following table summarizes, as of September 30, 2011, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized.

Category of Investment	Investment Strategy	Fair Value Determined Using NAV		Unfunded Commitments	Remaining Term
Hedge funds	Global, fixed income, macro, long/short equity, systematic, emerging market, U.S. and European hedge	$48,237	(1)	n/a	n/a
Private equity funds	Long/short equity	23,513	(2)	$10,449	8 years
Total		$71,750		$10,449
 n/a – not applicable

(1)	3% daily redemption; 5% monthly redemption; 27% quarterly redemption; 1% annual redemption; and 64% subject to three to five year lock-up or side pocket provisions.

(2)	Liquidations are expected over the remaining term.

There are no current plans to sell any of these investments.

Legg Mason has elected the fair value option for certain eligible assets and liabilities, including corporate loans and debt, of the consolidated CLO. Management believes that the use of the fair value option eliminates certain timing differences and better matches the changes in fair value of assets and liabilities related to the CLO.

The following table presents the fair value and unpaid principal balance of CLO loans, bonds and debt carried at fair value under the fair value option as of September 30, 2011, and March 31, 2011:

	September 30, 2011	March 31, 2011
CLO loans and bonds
Unpaid principal balance	$287,338	$299,044
Unpaid principal balance in excess of fair value	(18,056)	(4,283)
Fair value	$269,282	$294,761

Unpaid principal balance of loans that are more than 90 days past due and also in nonaccrual status	$2,963	$4,963
Unpaid principal balance in excess of fair value for loans that are more than 90 days past due and also in nonaccrual status	(1,176)	(2,837)
Fair value of loans more than 90 days past due and in nonaccrual status	$1,787	$2,126

CLO debt
Principal amounts outstanding	$300,959	$300,959
Excess unpaid principal over fair value	(33,245)	(22,639)
Fair value	$267,714	$278,320

During the three and six months ended September 30, 2011, total losses of $3,048 and $4,551, respectively, were recognized in Other non-operating income of CIVs in the Consolidated Statements of Income related to assets and liabilities for which the fair value option was elected. During the three and six months ended September 30, 2010, total gains (losses) of $2,593 and $(1,586), respectively, were recognized in Other non-operating income of CIVs in the Consolidated Statements of Income related to assets and liabilities for which the fair value option was elected. For CLO loans and CLO debt measured at fair value, substantially all of the estimated gains and losses included in earnings for the three and six months ended September 30, 2011, were attributable to instrument specific credit risk due to the credit spreads for these instruments continuing to widen during the current periods. Specifically, overall credit spreads for the CLO debt across the entire capital structure widened due to a general credit curve steepening that occurred during the six months ended September 30, 2011.

The CLO debt bears interest at variable rates based on LIBOR plus a pre-defined spread, which ranges from 25 basis points to 400 basis points.  All outstanding debt matures on July 15, 2018.

Total derivative liabilities of CIVs of $4,285 as of September 30, 2011, and total derivative assets and liabilities of CIVs of $170 and $14,297, respectively, as of March 31, 2011, are primarily recorded in Other liabilities of CIVs.  Gains and (losses) of $41,896 and $(35,025), respectively, for the three months ended September 30, 2011, and $53,986 and $(46,836), respectively, for the six months ended September 30, 2011, related to derivative assets and liabilities of CIVs are included in Other non-operating income of CIVs.  Gains and (losses) of $4,811 and $(5,387), respectively, for the three months ended September 30, 2010, and $6,174 and $(7,926), respectively, for the six months ended September 30, 2010, related to derivative assets and liabilities of CIVs are included in Other non-operating income (expense) of CIVs. There is no risk to Legg Mason in relation to the derivative assets and liabilities of the CIVs in excess of its investment in the funds, if any.

As of September 30, 2011, and March 31, 2011, for VIEs in which Legg Mason holds a significant variable interest or is the sponsor and holds a variable interest, but for which it was not the primary beneficiary, Legg Mason’s carrying value, the related VIE assets and liabilities and maximum risk of loss were as follows:

	As of September 30, 2011
	VIE Assets Not Consolidated	VIE Liabilities Not Consolidated	Equity Interests on the Consolidated Balance Sheet	Maximum Risk of Loss (1)
CLO	$385,423	$357,423	$—	$449
Public-Private Investment Program(2)	608,646	2,682	254	538
Other sponsored investment funds	17,602,559	11,469	73,360	107,410
Total	$18,596,628	$371,574	$73,614	$108,397

	As of March 31, 2011
	VIE Assets Not Consolidated	VIE Liabilities Not Consolidated	Equity Interests on the Consolidated Balance Sheet	Maximum Risk of Loss (1)
CLO	$382,692	$354,692	$—	$196
Public-Private Investment Program(2)	692,488	2,002	290	290
Other sponsored investment funds	20,241,752	16,771	83,480	121,899
Total	$21,316,932	$373,465	$83,770	$122,385

(1)	Includes equity investments the Company has made or is required to make and any earned but uncollected management fees.

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

Legg Mason, Inc., a holding company, with its subsidiaries (which collectively comprise “Legg Mason”) is a global asset management firm. Acting through our subsidiaries, we provide investment management and related services to institutional and individual clients, company-sponsored mutual funds and other investment vehicles. We offer these products and services directly and through various financial intermediaries. We have operations principally in the United States of America and the United Kingdom and also have offices in Australia, Bahamas, Brazil, Canada, Chile, China, Dubai, France, Germany, Italy, Japan, Luxembourg, Poland, Singapore, Spain, Switzerland and Taiwan. Terms such as “we,” “us,” “our,” and “company” refer to Legg Mason.

In connection with a realignment of our executive management team during fiscal 2011, we no longer manage our business in two divisions and, during the June 2011 quarter, eliminated the previous separation of the Americas and International divisions and combined them into one operating segment, Global Asset Management. We believe this structure allows us to function as a global organization with a single purpose. As a result of this change, we no longer present assets under management ("AUM") or revenues by division.

The financial services business we are engaged in is extremely competitive. Our competition includes numerous global, national, regional and local asset management firms, broker-dealers and commercial banks. The industry has been dramatically impacted over the last few years by the economic downturn, the consolidation of financial services firms through mergers and acquisitions and the continued introduction of new products and services.  The industry is also subject to extensive regulation under federal, state, and foreign laws. Like most firms, we have been and will continue to be impacted by regulatory and legislative changes. Responding to these changes, and keeping abreast of regulatory developments, has required us to incur costs that continue to impact our profitability.
Our financial position and results of operations are materially affected by the overall trends and conditions of the financial markets, particularly in the United States, but increasingly in the other countries in which we operate. Results of any individual period should not be considered representative of future results. Our profitability is sensitive to a variety of factors, including the amount and composition of our assets under management, and the volatility and general level of securities prices and interest rates, among other things. Sustained periods of unfavorable market conditions are likely to affect our profitability adversely. In addition, the diversification of services and products offered, investment performance, access to distribution channels, reputation in the market, attracting and retaining key employees and client relations are significant factors in determining whether we are successful in attracting and retaining clients. For a further discussion of factors that may affect our results of operations, refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, and in Item 1A. contained within this document.

Our strategy is focused on the three primary areas listed below.  Management keeps these strategic priorities in mind when it evaluates our operating performance and financial condition.  Consistent with this approach, we have also listed below the most important matters on which management currently focuses in evaluating our performance and financial condition.

•	Outstanding independent investment managers

•	The investment performance of our asset management products and services compared to their benchmarks for the trailing 1-year, 3-year, 5-year, and 10-year periods.

•	Our AUM, the components of the changes in our AUM amid continued market uncertainty, the long-term trend of outflows in AUM, and the resulting impact of changes in AUM on our revenues.

•	A corporate center that delivers strategic value

•	Management of expenses including the successful completion of our ongoing business model streamlining initiative.

•	Effective deployment of our excess capital through share repurchases, investments in proprietary fund products, and dividends.

•	A balanced portfolio across asset classes, geographies and channels

•	Our asset mix, focusing on higher-yielding assets in both equity and fixed income.

•	The impact of unfavorable global market conditions during the quarter ended September 30, 2011.

The following discussion and analysis provides additional information regarding our financial condition and results of operations.

Business Environment
During the three and six months ended September 30, 2011, the financial environment in the United States continued to be challenging as concerns regarding continued economic issues related to the European debt crisis and the unprecedented downgrade to the U.S. credit rating resulted in a significant decline in the equity markets. As a result, all major U.S. equity market indices decreased during the three and six months ended September 30, 2011. While both the Barclays Capital Global Aggregate Bond Index and the Barclays Capital U.S. Aggregate Bond Index increased over the periods, the quarter ended September 30, 2011, was a very difficult one for fixed income securities with higher risk profiles. Details are illustrated in the following table:

	% Change as of and for the three months ended September 30:		% Change as of and for the six months ended September 30:
Indices(1)	2011	2010	2011	2010
Dow Jones Industrial Average	(12.09)%	10.37%	(11.42)%	(0.63)%
S&P 500	(14.33)%	10.72%	(14.66)%	(2.41)%
NASDAQ Composite Index	(12.91)%	12.30%	(13.15)%	(1.22)%
Barclays Capital U.S. Aggregate Bond Index	3.82%	2.48%	6.20%	6.05%
Barclays Capital Global Aggregate Bond Index	0.97%	7.30%	4.10%	7.25%

[1]	Indices are trademarks of Dow Jones & Company, McGraw-Hill Companies, Inc., NASDAQ Stock Market, Inc., and Barclays Capital, respectively, which are not affiliated with Legg Mason.

During the quarter ended September 30, 2011, the Federal Reserve Board held the federal funds rate at 0.25%. We expect economic challenges to persist and therefore cannot predict how these uncertainties will impact our results.

Quarter Ended September 30, 2011, Compared to Quarter Ended September 30, 2010

Assets Under Management
The components of the changes in our AUM (in billions) for the three months ended September 30, were as follows:

	2011	2010
Beginning of period	$662.5	$645.4
Investment funds, excluding liquidity funds
Subscriptions	11.4	10.8
Redemptions	(14.2)	(9.9)
Separate account flows, net	(12.3)	(13.5)
Liquidity fund flows, net	(2.5)	(0.1)
Net client cash flows	(17.6)	(12.7)
Market performance and other (1)	(32.9)	40.8
Dispositions	(0.2)	—
End of period	$611.8	$673.5
(1) Includes impact of foreign exchange.

In the last three months, AUM decreased by $50.7 billion, or 7.7%, from $662.5 billion at June 30, 2011, to $611.8 billion at September 30, 2011. The decrease in AUM was primarily attributable to market depreciation of $32.9 billion, of which approximately 13% was attributable to the impact of foreign currency exchange fluctuation, followed by net outflows of $17.6 billion, of which $8.8 billion were fixed income, $5.7 billion were equity and $3.1 billion were liquidity outflows. While the majority of our asset managers experienced outflows during the quarter, fixed income and liquidity outflows were primarily in products managed by Western Asset Management Company ("Western Asset"), and equity outflows were primarily at Royce & Associates (“Royce”), Batterymarch Financial Management, Inc. (“Batterymarch”), and ClearBridge Advisors LLC ("ClearBridge").

AUM at September 30, 2011, was $611.8 billion, a decrease of $61.7 billion or 9.2% from September 30, 2010. The decrease in AUM was attributable to net client outflows of $46.7 billion, spread across all asset classes, and dispositions of $21.8 billion, slightly offset by market appreciation of $6.8 billion. The majority of outflows were in fixed income assets with $28.3 billion, or 61% of total outflows, followed by equity and liquidity outflows of $16.0 billion and $2.4 billion, respectively. The majority of fixed income outflows were in products managed by Western Asset. With the exception of the June 2011 quarter, we have experienced outflows in our fixed income asset class since fiscal 2008. Equity outflows were primarily at Legg Mason Capital

Management, Inc. (“LMCM”), ClearBridge, Batterymarch, and Legg Mason Global Equities (“LMGE”). We generally earn higher fees and profits on equity AUM, and outflows in this asset class will more negatively impact our revenues and net income than would outflows in other asset classes. Due in part to investment performance issues, we have experienced outflows in our equity asset class since fiscal 2007, other than the quarter ended June 30, 2010.

During the first quarter of fiscal 2012, Morgan Stanley Smith Barney ("MSSB") amended certain historical Smith Barney brokerage programs providing for investment in liquidity funds that our asset managers manage that resulted in a reduction of approximately $18 billion in liquidity AUM during the six months ended September 30, 2011. As a significant portion of the management fees generated by these assets were being waived prior to the disposition, the disposition of this liquidity AUM resulted in a relatively small reduction in operating revenue of $16.1 million and $28.5 million, net of related fee waivers, in the three and six months ended September 30, 2011, respectively, as compared to the three and six months ended September 30, 2010. In addition, we expect the amendments to result in an additional $7 billion in liquidity assets being transferred over the next 10 months.

AUM by asset class (in billions) as of September 30, was as follows:

	2011	% of Total	2010	% of Total	% Change
Equity	$144.9	23.7%	$169.6	25.2%	(14.6)%
Fixed Income	355.5	58.1	371.6	55.2	(4.3)
Liquidity	111.4	18.2	132.3	19.6	(15.8)
Total	$611.8	100.0%	$673.5	100.0%	(9.2)%

The component changes in our AUM by asset class (in billions) for the three months ended September 30, 2011, were as follows:

	Equity	Fixed Income	Liquidity	Total
June 30, 2011	$181.5	$365.4	$115.6	$662.5
Investment funds, excluding liquidity funds
Subscriptions	5.3	6.1	—	11.4
Redemptions	(8.5)	(5.7)	—	(14.2)
Separate account flows, net	(2.5)	(9.2)	(0.6)	(12.3)
Liquidity fund flows, net	—	—	(2.5)	(2.5)
Net client cash flows	(5.7)	(8.8)	(3.1)	(17.6)
Dispositions	—	—	(0.2)	(0.2)
Market performance	(30.9)	(1.1)	(0.9)	(32.9)
September 30, 2011	$144.9	$355.5	$111.4	$611.8

Average AUM by asset class (in billions) for the three months ended September 30, was as follows:

	2011	% of Total	2010	% of Total	% Change
Equity	$166.3	25.8%	$162.0	24.6%	2.7%
Fixed Income	364.7	56.7%	365.0	55.4%	(0.1)%
Liquidity	112.3	17.5%	131.6	20.0%	(14.7)%
Total	$643.3	100.0%	$658.6	100.0%	(2.3)%

Investment Performance(1)
Investment performance in the quarter ended September 30, 2011, was mixed. Continued sovereign debt concerns, the downgrading of U.S. debt, and continued slowing of global growth resulted in a generally negative equity market, as measured by the Wilshire 5000 Index losing 15.04% for the three months ended September 30, 2011. The best performing equity sector was utilities as measured by the S&P 500 Utility Index returning 1.55% for the three months ended September 30, 2011.

In the fixed income markets, the European debt crisis and the depleted toolkit of the Federal Reserve weighed heavily on yields.

The long end of the yield curve continued to flatten over the quarter as a result of moves made by the Federal Reserve and increasing inflationary concerns. The best performing fixed income sector was U.S. Government as measured by the Barclays U.S. Government Index returning 5.85% for the three months ended September 30, 2011.

The following table presents a summary of the percentage of our marketed composite assets(2) that outpaced their benchmarks as of September 30, 2011 and 2010, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of September 30, 2011				As of September 30, 2010
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (includes liquidity)	58%	83%	52%	85%	76%	52%	59%	90%
Equity	45%	67%	68%	80%	33%	53%	59%	82%
Fixed income	48%	84%	29%	81%	85%	33%	43%	89%

The following table presents a summary of the percentage of our U.S. mutual fund assets(3) that outpaced their Lipper category averages as of September 30, 2011 and 2010, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of September 30, 2011				As of September 30, 2010
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total long-term	67%	80%	76%	74%	44%	73%	70%	80%
Equity	59%	77%	70%	70%	37%	66%	67%	78%
Fixed income	82%	85%	87%	85%	56%	86%	77%	86%

(1)	Index performance in this section includes reinvestment of dividends and capital gains.

(2)
A composite is an aggregation of discretionary portfolios (separate accounts and investment funds) into a single group that represents a particular investment objective or strategy. Each of our asset managers has its own specific guidelines for including portfolios in their marketed composites. Assets under management that are not managed in accordance with the guidelines are not included in a composite. As of September 30, 2011 and 2010, 88% and 89% of our equity assets under management and 88% and 89% of our fixed income assets under management, respectively, were in marketed composites.

(3)
Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of September 30, 2011 and 2010, the U.S. long-term mutual fund assets represented in the data accounted for 16% of our total assets under management. The performance of our U.S. long-term mutual fund assets is included in the marketed composites.

Business Model Streamlining Initiative
In May 2010, we announced an initiative to streamline our business model to drive increased profitability and growth that primarily involves transitioning certain shared services to our investment affiliates which are closer to the actual client relationships.  We project that the initiative will result in $130 million to $150 million in expense reductions that will be fully realized on an annualized basis by the fourth quarter of fiscal 2012.  These expense savings consist of (i) approximately $80 million in compensation and benefits cost reductions primarily from eliminating positions in certain corporate shared services functions as a result of transitioning such functions to the affiliates, and charging affiliates for other centralized services that will continue to be provided to them without any corresponding adjustment in affiliates' revenue sharing or other compensation arrangements; (ii) approximately $50 million in non-compensation costs from eliminating and streamlining activities in our corporate and distribution business units, including savings associated with consolidating office space; and (iii) approximately $10 million from our global distribution group sharing in certain affiliate revenues from retail assets under management without any corresponding adjustment in revenue sharing or other compensation arrangements.

The initiative involves approximately $125 million to $135 million in transition-related costs that primarily include charges for employee termination benefits and incentives to retain employees during the transition period.  The transition-related costs will also include charges for consolidating leased office space, early contract terminations, asset disposals and professional fees. During the three and six months ended September 30, 2011, transition-related costs totaled $15.1 million and $28.9 million, respectively. Cumulative transition-related costs incurred through September 30, 2011, totaled $83.3 million. Substantially all of the remaining costs will be accrued during the remainder of calendar year 2011. On June 30, 2011, we concluded a significant phase of our business streamlining initiative, which included the transition of shared services to our affiliates and our second major reduction-in-force, which resulted in the largest headcount reduction under the streamlining initiative. Due to the completion of these activities, in the second quarter of fiscal 2012 we have achieved total estimated transition-related savings of approximately $26 million when compared to expense levels in periods prior to the commencement of the streamlining initiative.  A majority of the estimated transition-related savings were incremental to the three and six months ended September 30, 2010, and are explained, where applicable, in the results of operations discussion to follow. We expect the amount of total quarterly savings to increase to approximately $35 million by the fourth quarter of fiscal 2012 when compared to expense levels in periods prior to the commencement of the streamlining initiative.

The nature and amount of transition costs and savings are based on estimates.  While management expects the total costs and savings to be within the ranges disclosed, actual results may differ in amount and nature from these estimates. The achievement of all projected cost savings and margin improvements, as well as the amount and nature of transition-related costs, will be subject to many factors, including market conditions and other factors affecting our financial results, and those of our affiliates, and the rate of AUM growth. In addition, our business is dynamic and may require us to incur incremental expenses from time-to-time to grow and better support our business. See Note 11 of Notes to Consolidated Financial Statements for additional information related to our business streamlining initiative.

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

Operating Revenues
Total operating revenues in the quarter ended September 30, 2011, were $669.9 million, a decrease of 0.7% from $674.8 million in the prior year quarter as a 2% decrease in average AUM and a decline in performance fees were offset in part by the impact of increased revenue yields resulting from a more favorable asset mix. As previously discussed, the disposition of liquidity AUM related to the MSSB relationship resulted in a relatively small reduction in operating revenues of $16.1 million, net of related fee waivers, in the September 2011 quarter, as compared to the September 2010 quarter, as a significant portion of the management fees generated by these assets were being waived prior to the disposition.

Investment advisory fees from separate accounts decreased $8.2 million, or 4.0%, to $196.0 million.  Of this decrease, $4.6 million was the result of lower average equity assets managed by LMCM and Legg Mason Investment Counsel & Trust Company ("LMIC"), $2.4 million was due to the impact of a reduction in subordinate fees received during the current year quarter from certain CLOs managed by Western Asset, and $2.1 million was primarily due to the sale of a Singapore-based asset manager in the March 2011 quarter.  These decreases were offset in part by an increase of $1.4 million due to higher average equity assets managed by ClearBridge.

Investment advisory fees from funds increased $19.3 million, or 5.4%, to $376.8 million.  Of this increase, $18.3 million was the result of higher average equity assets managed by Royce, and $12.1 million was the result of higher average fixed income assets managed at Western Asset. These increases were offset in part by a decrease of $14.3 million, net of related fee waivers, due to lower average liquidity assets managed at Western Asset, primarily as a result of the disposition of liquidity AUM related to our MSSB relationship.

Performance fees decreased $9.5 million, or 48.8%, to $10.0 million, primarily as a result of lower performance fees earned on assets managed at The Permal Group, Ltd. ("Permal") and Western Asset, offset slightly by an increase in performance fees earned on assets managed at Brandywine.

Distribution and service fees decreased $6.5 million, or 7.1%, to $85.8 million, primarily as a result of a decline in average mutual fund AUM subject to distribution and servicing fees.

Operating Expenses
Total compensation and benefits decreased $25.9 million to $270.0 million.  Transition-related compensation increased $1.4 million to $12.3 million, and represents accruals for severance and retention costs related to our business streamlining initiative. Compensation and benefits, excluding transition-related compensation, decreased $27.3 million, or 9.6%, to $257.7 million.  This decrease was primarily driven by a decrease in deferred compensation and revenue share-based incentive obligations of $36.4 million resulting from net market losses on assets invested for deferred compensation plans and seed capital investments, which are offset by net losses in Other non-operating income (expense), as well as, a $12.0 million decrease in corporate compensation primarily resulting from headcount reductions and a $5.4 million reduction in compensation due to costs transferred to affiliates, both in connection with our business streamlining initiative. These decreases were offset in part by an increase in incentives from changes in an expense reimbursement arrangement with Western Asset and an increase in non-cash amortization expense associated with certain deferred compensation awards totaling $18.3 million, as well as additional costs of approximately $5.7 million associated with market-based compensation increases among retained staff and new hires to support on-going growth initiatives, primarily in our global distribution group.

Compensation as a percentage of operating revenues decreased to 40.3% in the September 2011 quarter compared to 43.8% in the prior year quarter primarily as a result of compensation decreases related to net market losses on assets invested for deferred compensation plans and seed capital investments. This decrease was offset in part by the impact of the change in the expense reimbursement arrangement with Western Asset.

Distribution and servicing expenses decreased 3.3% to $160.4 million, primarily as a result of a decrease in average AUM in certain products for which we pay fees to third-party distributors, as well as a $2.7 million decrease in servicing expenses as a result of our business streamlining initiative.

Communications and technology expense increased 5.7% to $41.6 million, principally driven by increases in technology outsourcing, market data and other data processing costs totaling $3.8 million, primarily incurred by our affiliates as a result of our business streamlining initiative. In addition, printing costs increased $0.9 million for work related to certain fund mergers in the current quarter. These increases were offset in part by a $2.8 million decrease in depreciation of technology hardware and software, due to full depreciation or the retirement of assets prior to or during the current quarter associated with our streamlining changes.

Occupancy expense increased 6.6% to $35.7 million, primarily due to a $1.0 million lease reserve recorded in the current quarter related to subleasing certain office space.

Amortization of intangible assets remained essentially flat at $5.5 million.

Other expenses increased $3.3 million to $49.9 million, primarily as a result of a $2.2 million increase in expense reimbursements paid to certain mutual funds, $1.6 million of foreign currency losses, a $1.4 million increase in travel and entertainment and advertising costs, and a $1.0 million increase in professional fees. These increases were offset in part by a $2.8 million reduction in charges for litigation reserves and trading errors.

Non-Operating Income (Expense)
Interest income increased 37.4% to $3.0 million, driven by slightly higher average yields earned on investment balances.

Interest expense decreased 11.5% to $21.6 million, as a result of the retirement of our Equity Units during the June 2011 quarter, which reduced interest expense by $1.4 million, and a reduction in interest accruals for uncertain tax positions of $1.3 million.

Other income (expense) decreased $68.7 million to an expense of $35.5 million, primarily as a result of $39.1 million in net market losses on investments in proprietary fund products, which were partially offset by compensation decreases discussed above, and $29.2 million in unrealized market losses on assets invested for deferred compensation plans, which were substantially offset by the compensation decreases discussed above.

Other non-operating income of consolidated investment vehicles (“CIVs”) decreased $1.4 million to $3.1 million, primarily due to a reduction in net market gains on investments of certain CIVs.

Income Tax (Benefit) Expense
The income tax benefit was $1.6 million compared to income tax expense of $26.7 million in the prior year quarter. During the quarter ended September 30, 2011, the United Kingdom ("U.K.") Finance Act 2011 (the "Act") was enacted. The Act reduced the main U.K. corporate income tax rate from 27% to 26% effective April 1, 2011, and to 25% effective April 1, 2012. The impact of the tax rate changes on certain existing deferred tax liabilities resulted in a tax benefit of $18.3 million in the current year quarter. The prior year quarter also included a similar tax benefit of $8.9 million on the revaluation of deferred tax liabilities. The effective tax (benefit) rate was (2.9)% for the quarter ended September 30, 2011, compared to an effective tax rate of 25.9% in the prior year quarter. Changes in the U.K. tax rate impacted the effective tax rate by 32.8 percentage points in the September 2011 quarter and 8.6 percentage points in the September 2010 quarter. The effective tax (benefit) rate, excluding the impact of CIVs, was (2.9)% for the three months ended September 30, 2011, compared to an effective tax rate of 26.2% for the three months ended September 30, 2010.

Net Income Attributable to Legg Mason, Inc.
Net Income Attributable to Legg Mason, Inc., hereafter referred to as “Net Income”, for the three months ended September 30,

2011, totaled $56.7 million, or $0.39 per diluted share, compared to $75.3 million, or $0.50 per diluted share, in the prior year period.  The decrease in Net Income was primarily due to net market losses on investments in proprietary fund products that are not offset in compensation expense, and an increase in incentives from changes in an expense reimbursement arrangement with Western Asset, as previously discussed. These decreases were offset in part by a decrease in corporate compensation costs due to our business streamlining initiative, the impact of the U.K. tax rate adjustment, and the decrease in interest expense, as previously discussed. Adjusted Income (see Supplemental Non-GAAP Financial Information) decreased to $87.6 million, or $0.61 per diluted share, for the quarter ended September 30, 2011, from $115.0 million, or $0.76 per diluted share, in the prior year quarter, primarily due to the decrease in Net Income, as previously discussed, excluding the impact of the U.K. tax rate change. Operating margin increased to 16.0% from 13.0% in the prior year quarter. Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information), for the three months ended September 30, 2011 and 2010, was 21.3% and 24.1%, respectively.

Six Months Ended September 30, 2011, Compared to Six Months Ended September 30, 2010

Assets Under Management
The components of the changes in our AUM (in billions) for the six months ended September 30, were as follows:

	2011	2010
Beginning of period	$677.6	$684.5
Investment funds, excluding liquidity funds
Subscriptions	24.7	24.3
Redemptions	(27.6)	(20.4)
Separate account flows, net	(17.7)	(24.7)
Liquidity fund flows, net	(0.7)	(15.0)
Net client cash flows	(21.3)	(35.8)
Market performance and other (1)	(24.9)	24.8
Dispositions	(19.6)	—
End of period	$611.8	$673.5
(1) Includes impact of foreign exchange.

In the last six months, AUM decreased by $65.8 billion, or 9.7%, from $677.6 billion at March 31, 2011, to $611.8 billion at September 30, 2011. The decrease in AUM was primarily attributable to market depreciation of $24.9 billion, followed by net outflows of $21.3 billion and dispositions of $19.6 billion.  The majority of dispositions were in liquidity assets, $18.3 billion, which resulted from the amendment of historical Smith Barney brokerage programs discussed above. There were also $1.3 billion in dispositions from the sale of Barrett Associates.  Net outflows were $21.3 billion, with $11.5 billion in equity assets, $8.7 billion in fixed income assets and $1.1 billion in liquidity assets. Equity outflows were primarily at LMCM, Batterymarch, and ClearBridge.  Fixed income outflows were primarily at Western Asset.
The component changes in our AUM by asset class (in billions) for the six months ended September 30, 2011, were as follows:

	Equity	Fixed Income	Liquidity	Total
March 31, 2011	$189.6	$356.6	$131.4	$677.6
Investment funds, excluding liquidity funds
Subscriptions	12.5	12.2	—	24.7
Redemptions	(16.7)	(10.9)	—	(27.6)
Separate account flows, net	(7.3)	(10.0)	(0.4)	(17.7)
Liquidity fund flows, net	—	—	(0.7)	(0.7)
Net client cash flows	(11.5)	(8.7)	(1.1)	(21.3)
Dispositions	(1.1)	(0.2)	(18.3)	(19.6)
Market performance	(32.1)	7.8	(0.6)	(24.9)
September 30, 2011	$144.9	$355.5	$111.4	$611.8

Average AUM by asset class (in billions) for the six months ended September 30, was as follows:

	2011	% of Total	2010	% of Total	% Change
Equity	$176.2	26.9%	$166.1	24.9%	6.1%
Fixed Income	363.6	55.4%	364.3	54.7%	(0.2)%
Liquidity	116.4	17.7%	135.6	20.4%	(14.2)%
Total	$656.2	100.0%	$666.0	100.0%	(1.5)%

Operating Revenues
Total operating revenues in the six months ended September 30, 2011, were $1.39 billion, an increase of 2.8% from $1.35 billion in the prior year period, despite a 1% decrease in average AUM and a decrease in performance fees, reflecting increased revenue yields resulting from a more favorable asset mix. The previously discussed disposition of liquidity AUM related to the MSSB relationship resulted in a relatively small reduction in operating revenues of $28.5 million, net of related fee waivers, in the six months ended September 30, 2011, as compared to the six months ended September 30, 2010, as a significant portion of the management fees generated by these assets were being waived prior to the disposition.

Investment advisory fees from separate accounts decreased $4.4 million, or 1.1%, to $400.8 million.  Of this decrease, $5.1 million was the result of lower average equity assets managed by LMCM and $3.5 million was primarily due to the sale of a Singapore-based asset manager in March 2011. These decreases were offset in part by higher average equity assets managed by Batterymarch, and higher average fixed income assets managed by Brandywine Global Management, LLC ("Brandywine").

Investment advisory fees from funds increased $66.8 million, or 9.4%, to $777.0 million.  Of this increase, $61.7 million was the result of higher average equity assets managed by Royce, Permal, and ClearBridge, and $26.7 million was the result of higher average fixed income assets managed at Western Asset. These increases were offset in part by a decrease of $24.4 million, net of related fee waivers, due to lower average liquidity assets managed at Western Asset, primarily as a result of the disposition of liquidity AUM related to our MSSB relationship.

Performance fees decreased $13.7 million, or 32.4%, to $28.6 million, primarily as a result of lower fees earned on assets managed at Western Asset and Permal, offset in part by an increase in performance fees earned on assets managed at Brandywine and Royce.

Distribution and service fees decreased $10.8 million, or 5.7%, to $177.8 million, primarily as a result of the disposition of the liquidity AUM related to the MSSB relationship.

Operating Expenses
Total compensation and benefits increased $17.1 million to $581.7 million.  Transition-related compensation increased $10.1 million to $23.7 million and represents accruals for severance and retention costs related to our business streamlining initiative. Compensation and benefits, excluding transition-related compensation, increased $7.0 million, or 1.3%, to $558.0 million, primarily driven by an increase in incentives from changes in an expense reimbursement arrangement with Western Asset and an increase in non-cash amortization expense associated with certain deferred compensation awards totaling $38.1 million. A $10.3 million increase in revenue share-based incentive compensation resulting from higher revenues, offset in part by an increase in other operating expenses at revenue-share based affiliates partly due to incremental costs incurred as a result of the transition of services under our streamlining, and additional costs of approximately $10.5 million associated with market-based compensation increases among retained staff and new hires to support on-going growth initiatives, primarily in our global distribution group, also contributed to the increase. These increases were substantially offset by a decrease in deferred compensation and revenue share-based incentive obligations of $34.1 million resulting from net market losses on assets invested for deferred compensation plans and seed capital investments, which are offset by net losses in Other non-operating income (expense), as well as a $18.5 million decrease in corporate compensation, primarily due to headcount reductions resulting from our business streamlining initiative.

Compensation as a percentage of operating revenues for the six months ended September 30, 2011, remained flat at 41.9% in comparison to the prior year period, as the impact of the change in the expense reimbursement arrangement with Western Asset was offset by the impact of compensation decreases related to net market losses on assets invested for deferred compensation plans and seed capital investments.

Distribution and servicing expenses decreased 2.7% to $341.1 million, primarily as a result of a $5.0 million decrease in structuring-fees related to closed-end fund launches, as well as a $4.6 million decrease in servicing expenses as a result of our business streamlining initiative.

Communications and technology expense increased 3.5% to $82.1 million, principally driven by increases in technology outsourcing, market data and other data processing costs totaling $6.8 million, primarily incurred by our affiliates as a result of our business streamlining initiative. These increases were offset in part by a $5.3 million decrease in depreciation of technology hardware and software, due to full depreciation or the retirement of assets prior to or during the current period associated with our streamlining changes.

Occupancy expense increased 2.6% to $68.9 million, primarily due to a $1.2 million increase related to costs incurred in connection with our business streamlining initiative.

Amortization of intangible assets remained essentially flat at $11.1 million.

Other expenses increased $9.7 million to $94.8 million, primarily as a result of a $3.5 million increase in travel and entertainment and advertising costs, a $2.8 million increase in expense reimbursements paid to certain mutual funds, and a $2.7 million increase in professional fees.

Non-Operating Income (Expense)
Interest income increased 51.5% to $6.0 million, driven by slightly higher yields earned on investment balances.

Interest expense decreased 6.9% to $44.0 million, as a result of a reduction in interest accruals for uncertain tax positions of $1.7 million and the retirement of our Equity Units during the June 2011 quarter, which reduced interest expense by $1.3 million.

Other income (expense) decreased $58.0 million to an expense of $32.1 million, primarily as a result of $40.2 million in net market losses on investments in proprietary fund products, which were partially offset by compensation decreases discussed above, and $20.6 million in unrealized market losses on assets invested for deferred compensation plans, which were substantially offset by corresponding decreases described above.

Other non-operating income of consolidated investment vehicles increased $6.1 million, to a gain of $8.2 million, primarily due to an increase in net market gains on investments of certain CIVs.

Income Tax Expense
The provision for income taxes was $26.3 million compared to $53.8 million in the prior year period. The impact of the tax rate changes in the Act on certain existing deferred tax liabilities resulted in a tax benefit of $18.3 million in the current period. The prior year period also included a similar tax benefit of $8.9 million on the revaluation of deferred tax liabilities. The effective tax rate was 18.1% for the six months ended September 30, 2011, compared to 30.7% in the prior year period.  Changes in the U.K. tax rate impacted the effective tax rate by 12.7 percentage points in the six months ended September 30, 2011, and 5.1 percentage points in the prior year period. The effective tax rate, excluding the impact of CIVs, was approximately 18.4% for the six months ended September 30, 2011, and 30.4% for the six months ended September 30, 2010.

Net Income Attributable to Legg Mason, Inc.
Net Income for the six months ended September 30, 2011, totaled $116.6 million, or $0.80 per diluted share, compared to $123.3 million, or $0.79 per diluted share, in the prior year period.  The decrease in Net Income was primarily due to an increase in incentive compensation from changes in an expense reimbursement arrangement with Western Asset, the impact of net market losses on proprietary fund products and assets invested for deferred compensation plans which are not offset in compensation and benefits, and the increase in transition-related compensation, as previously discussed. These decreases were offset in part by the net impact of increased operating revenues, a decrease in corporate compensation costs due to our business streamlining initiative, as well as the impact of the U.K. tax rate adjustment, as previously discussed. Adjusted Income (see Supplemental Non-GAAP Financial Information) decreased to $196.7 million, or $1.34 per diluted share, for the six months ended September 30, 2011, from $211.3 million, or $1.35 per diluted share, in the prior year period, primarily due to the decrease in Net Income, as previously discussed, excluding the impact of the U.K. tax rate adjustment. Operating margin increased to 14.9% from 14.1% in the prior year period. Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information), for the six months ended September 30, 2011 and 2010, was 21.1% and 22.6%, respectively.

Quarter Ended September 30, 2011 Compared to Quarter Ended June 30, 2011

Results of Operations
Net Income for the quarter ended September 30, 2011, was $56.7 million, or $0.39 per diluted share, compared to $60.0 million, or $0.40 per diluted share, in the quarter ended June 30, 2011. Operating revenues decreased 6.6% from $717.1 million in the three months ended June 30, 2011, to $669.9 million in the September 2011 quarter, reflecting a 4% decline in average AUM, a less favorable asset mix and an $8.6 million decrease in performance fees. Operating expenses decreased 8.7%, from $616.7 million in the June quarter to $563.0 million in the September quarter, driven by a reduction in compensation and benefits expense of $41.8 million, as well as the impact of $11.4 million in costs related to a closed-end fund launch in the June 2011 quarter. The change in compensation and benefits was primarily due to a $21.3 million decrease in revenue-share based compensation expense, mostly due to decreased revenues, and a decrease of $11.9 million resulting from net market losses on assets invested for deferred compensation plans and seed capital investments, which were offset by net losses in Other non-operating income (expense). Excluding the net market losses described above, Other non-operating income (expense) decreased $28.4 million, primarily due to net market losses on investments in proprietary fund products.  Adjusted Income (see Supplemental Non-GAAP Financial Information) was $87.6 million, or $0.61 per diluted share, for the September quarter, compared to $109.1 million, or $0.73 per diluted share, in the June quarter.  Operating margin was 16.0% in the September 2011 quarter compared to 14.0% in the June 2011 quarter.  Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information), for the three months ended September 30, 2011, and June 30, 2011, was 21.3% and 21.0%, respectively.

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

The following tables present a reconciliation of our Consolidated Statements of Income presented on a GAAP basis to our Consolidated Statements of Income, Excluding Consolidated Investment Vehicles for the three months ended September 30, 2011 and 2010, and June 30, 2011, and the six months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011			2010
	GAAP Basis	CIVs	Non-GAAP Basis - Excluding CIVs	GAAP Basis	CIVs	Non-GAAP Basis - Excluding CIVs
Total operating revenues	$669,897	$625	$670,522	$674,794	$959	$675,753
Total operating expenses	563,045	(260)	562,785	586,895	(502)	586,393
Operating Income	106,852	885	107,737	87,899	1,461	89,360
Other non-operating income (expense)	(51,075)	(1,522)	(52,597)	15,409	(2,663)	12,746
Income (Loss) before Income Tax Provision	55,777	(637)	55,140	103,308	(1,202)	102,106
Income tax (benefit) provision	(1,606)	—	(1,606)	26,720	—	26,720
Net Income (Loss)	57,383	(637)	56,746	76,588	(1,202)	75,386
Less: Net income (loss) attributable to noncontrolling interests	719	(637)	82	1,253	(1,202)	51
Net Income Attributable to Legg Mason, Inc.	$56,664	$—	$56,664	$75,335	$—	$75,335

	Three Months Ended
	June 30, 2011
	GAAP Basis	CIVs	Non-GAAP Basis - Excluding CIVs
Total operating revenues	$717,108	$1,052	$718,160
Total operating expenses	616,742	(110)	616,632
Operating Income	100,366	1,162	101,528
Other non-operating income (expense)	(10,801)	(2,831)	(13,632)
Income (Loss) before Income Tax Provision	89,565	(1,669)	87,896
Income tax provision	27,867	—	27,867
Net Income (Loss)	61,698	(1,669)	60,029
Less: Net income (loss) attributable to noncontrolling interests	1,746	(1,669)	77
Net Income Attributable to Legg Mason, Inc.	$59,952	$—	$59,952

	Six Months Ended September 30,
	2011			2010
	GAAP Basis	CIVs	Non-GAAP Basis - Excluding CIVs	GAAP Basis	CIVs	Non-GAAP Basis - Excluding CIVs
Total operating revenues	$1,387,005	$1,677	$1,388,682	$1,348,959	$1,738	$1,350,697
Total operating expenses	1,179,787	(370)	1,179,417	1,158,283	(966)	1,157,317
Operating Income	207,218	2,047	209,265	190,676	2,704	193,380
Other non-operating income (expense)	(61,876)	(4,353)	(66,229)	(15,261)	(964)	(16,225)
Income (Loss) before Income Tax Provision	145,342	(2,306)	143,036	175,415	1,740	177,155
Income tax provision	26,261	—	26,261	53,784	—	53,784
Net Income (Loss)	119,081	(2,306)	116,775	121,631	1,740	123,371
Less: Net income (loss) attributable to noncontrolling interests	2,465	(2,306)	159	(1,635)	1,740	105
Net Income Attributable to Legg Mason, Inc.	$116,616	$—	$116,616	$123,266	$—	$123,266

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

In calculating Adjusted Income, we add the impact of the amortization of intangible assets from acquisitions, such as management contracts, to Net Income to reflect the fact that these non-cash expenses distort comparisons of our operating results with the results of other asset management firms that have not engaged in significant acquisitions. Deferred taxes on indefinite-life intangible assets and goodwill include actual tax benefits from amortization deductions that are not realized under GAAP absent an impairment charge or the disposition of the related business. Because we fully expect to realize the economic benefit of the current period tax amortization, we add this benefit to Net Income in the calculation of Adjusted Income. However, because of our net operating loss carryforward, we will receive the benefit of the current tax amortization over time. Conversely, we subtract the non-cash income tax benefits on goodwill and indefinite-life intangible asset impairment charges and United Kingdom tax rate adjustments on excess book basis on certain acquired indefinite-life intangible assets, if applicable, that have been recognized under GAAP. We also add back imputed interest on contingent convertible debt, which is a non-cash expense, as well as the actual tax benefits on the related contingent convertible debt that are not realized under GAAP. We also add (subtract) other non-core items, such as net money market fund support losses (gains) (net of losses on the sale of the underlying structured investment vehicle securities, if applicable).  These adjustments reflect that these items distort comparisons of our operating results to prior periods and the results of other asset management firms that have not engaged in money market fund support transactions or significant acquisitions, including any related impairments.

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

A reconciliation of Net Income Attributable to Legg Mason, Inc. to Adjusted Income (in thousands except per share amounts) is as follows:

	Three Months Ended
	September 30, 2011	June 30, 2011	September 30, 2010
Net Income Attributable to Legg Mason, Inc.	$56,664	$59,952	$75,335
Plus (less):
Amortization of intangible assets	5,504	5,578	5,749
Deferred income taxes on intangible assets:
Tax amortization benefit	33,955	34,038	33,681
U.K. tax rate adjustment	(18,268)	—	(8,878)
Imputed interest on convertible debt	9,741	9,489	9,146
Adjusted Income	$87,596	$109,057	$115,033
Net Income per diluted share attributable to Legg Mason, Inc. common shareholders	$0.39	$0.40	$0.50
Plus (less):
Amortization of intangible assets	0.04	0.04	0.04
Deferred income taxes on intangible assets:
Tax amortization benefit	0.24	0.23	0.22
U.K. tax rate adjustment	(0.13)	—	(0.06)
Imputed interest on convertible debt	0.07	0.06	0.06
Adjusted Income per diluted share	$0.61	$0.73	$0.76

	Six Months Ended
	September 30, 2011	September 30, 2010
Net Income Attributable to Legg Mason, Inc.	$116,616	$123,266
Plus (less):
Amortization of intangible assets	11,082	11,477
Deferred income taxes on intangible assets:
Tax amortization benefit	67,993	67,368
U.K. tax rate adjustment	(18,268)	(8,878)
Imputed interest on convertible debt	19,230	18,055
Adjusted Income	$196,653	$211,288
Net Income per diluted share attributable to Legg Mason, Inc. common shareholders	$0.80	$0.79
Plus (less):
Amortization of intangible assets	0.07	0.07
Deferred income taxes on intangible assets:
Tax amortization benefit	0.46	0.43
U.K. tax rate adjustment	(0.12)	(0.06)
Imputed interest on convertible debt	0.13	0.12
Adjusted Income per diluted share	$1.34	$1.35

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

	Three Months Ended
	September 30, 2011	June 30, 2011	September 30, 2010
Operating Revenues, GAAP basis	$669,897	$717,108	$674,794
Plus (less):
Operating revenues eliminated upon consolidation of investment vehicles	625	1,052	959
Distribution and servicing expense excluding consolidated investment vehicles	(160,379)	(180,743)	(165,845)
Operating Revenues, as Adjusted	$510,143	$537,417	$509,908

Operating Income, GAAP basis	$106,852	$100,366	$87,899
Plus (less):
Gains (losses) on deferred compensation and seed investments	(14,243)	(2,366)	22,122
Transition-related costs	15,138	13,720	11,587
Operating income and expenses of consolidated investment vehicles	885	1,162	1,461
Operating Income, as Adjusted	$108,632	$112,882	$123,069

Operating margin, GAAP basis	16.0%	14.0%	13.0%
Operating margin, as adjusted	21.3	21.0	24.1

	Six Months Ended
	September 30, 2011	September 30, 2010
Operating Revenues, GAAP basis	$1,387,005	$1,348,959
Plus (less):
Operating revenues eliminated upon consolidation of investment vehicles	1,677	1,738
Distribution and servicing expense excluding consolidated investment vehicles	(341,122)	(350,534)
Operating Revenues, as Adjusted	$1,047,560	$1,000,163

Operating Income, GAAP basis	$207,218	$190,676
Plus (less):
Gains (losses) on deferred compensation and seed investments	(16,609)	17,501
Transition-related costs	28,858	14,742
Operating income and expenses of consolidated investment vehicles	2,047	2,704
Operating Income, as Adjusted	$221,514	$225,623

Operating margin, GAAP basis	14.9%	14.1%
Operating margin, as adjusted	21.1	22.6

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

The consolidation of variable interest entities discussed above did not impact our liquidity and capital resources.  We have no rights to the benefits from, nor do we bear the risks associated with, the assets and liabilities of the CIVs, beyond our investments in and investment advisory fees generated from these vehicles, which are eliminated in consolidation.  Additionally, creditors of the CIVs have no recourse to our general credit beyond the level of our investment, if any, so we do not consider these liabilities to be our obligations.

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, investment advisory and related fee receivables and investment securities.  Our assets have been principally funded by equity capital, long-term debt and the results of our operations. At September 30, 2011, excluding CIVs, our cash and cash equivalents, total assets, long-term debt and stockholders’ equity were $1.1 billion, $7.9 billion, $1.1 billion and $5.6 billion, respectively.  Total assets and total liabilities of the CIVs at September 30, 2011, were $383 million and $283 million, respectively.

The following table summarizes our Consolidated Statements of Cash Flows for the six months ended September 30 (in millions):

	2011	2010
Cash flows provided by operating activities	$168.2	$161.6
Cash flows provided by (used for) investing activities	3.1	(10.9)
Cash flows used for financing activities	(437.9)	(337.4)
Effect of exchange rate changes	(15.7)	4.7
Net change in cash and cash equivalents	(282.3)	(182.0)
Cash and cash equivalents, beginning of period	1,375.9	1,465.9
Cash and cash equivalents, end of period	$1,093.6	$1,283.9

Cash inflows provided by operating activities during the six months ended September 30, 2011, were $168.2 million. Excluding activity related to CIVs, cash inflows provided by operating activities were $159.1 million, primarily related to Net Income, adjusted for non-cash items, offset in part by the impact of annual payments for accrued and deferred compensation. Cash inflows provided by investing activities during the six months ended September 30, 2011, were $3.1 million. Excluding activity related to CIVs, there were cash outflows used for investing activities of $7.0 million, primarily attributable to payments made for fixed assets, offset in part by the payment of an escrow deposit that was charged to occupancy expense as a transition-related cost in the prior year. Cash outflows used for financing activities during the six months ended September 30, 2011, were $437.9 million. Excluding activity related to CIVs, there were cash outflows used for financing activities of $419.6 million, primarily due to the repurchase of 13.6 million of our common shares for $400.3 million. This repurchase completes our plan to repurchase $400 million of our common stock by the end of fiscal 2012. There remains $155 million under the current Board of Directors authorization to repurchase up to $1 billion of our common stock, announced in May 2010.

Cash inflows provided by operating activities during the six months ended September 30, 2010, were $161.6 million. Excluding activity related to CIVs, there were cash inflows provided by operating activities of $140.8 million, primarily related to Net Income, adjusted for non-cash items, offset in part by net purchases of trading investments, the impact of annual deferred compensation payments, and the payment of various other obligations.  Cash outflows used for investing activities during the six months ended September 30, 2010, were $10.9 million, primarily attributable to payments made for fixed assets.  Cash outflows used for financing activities during the six months ended September 30, 2010, were $337.4 million, primarily due to the repurchase of 11.4 million of our common shares for $336.4 million.  There were no significant investing or financing activities related to CIVs.

We expect that over the next 12 months our operating activities will be adequate to support our operating cash needs.  In addition to our ordinary operating cash needs, as discussed above, we anticipate other cash needs during the next 12 months. In connection with the announced plan to streamline our business model, we expect to incur transition-related costs in the range of $125 million to $135 million through December 2011, of which approximately 15% are non-cash charges.  Approximately $83 million of cumulative costs, including approximately $17 million of non-cash charges, have been incurred to date and substantially all of the remaining costs will be accrued during the remainder of calendar year 2011. Approximately $46 million of costs have been paid to date, and substantially all of the remaining costs will be paid during the remainder of fiscal 2012. We project that the initiative will result in annual cost savings of approximately $130 million to $150 million, excluding costs incurred to achieve these savings, and expect to achieve the savings on a run rate basis by the fourth quarter of fiscal 2012.  See Note 11 of Notes to Consolidated Financial Statements for information regarding transition-related costs recorded in the six months ended September 30, 2011.

We currently intend to utilize our other available resources for any number of potential activities, including seed capital investments in new products, repurchase of shares of our common stock, repayment of outstanding debt, payment of dividends, and acquisitions.

As described above, we currently project that our available cash and cash flows from operating activities will be sufficient to fund our liquidity needs. We also currently have over $700 million of cash in excess of our working capital requirements. We do not currently expect to raise additional debt or equity financing over the next 12 months, although existing facilities may be refinanced. However, there can be no assurances of these expectations as our projections could prove to be incorrect, unexpected events may occur that require additional liquidity, such as an acquisition opportunity or an opportunity to refinance indebtedness, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If these events result in our operations and available cash being insufficient to fund liquidity needs, we would likely seek to manage our available resources by taking actions such as additional cost-cutting, reducing our expected expenditures on investments, reducing future stock repurchases, selling assets (such as investment securities), repatriating earnings from foreign affiliates, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, or should a large acquisition or refinancing opportunity arise, we may seek to raise additional equity or debt.

In a prior year, we initiated plans to repatriate accumulated earnings of approximately $225 million, of which $189 million has yet to be repatriated. We still intend to repatriate these earnings to create foreign source income in order to utilize foreign tax credits that may otherwise expire unutilized. No further repatriation of accumulated prior period earnings beyond the $225 million of foreign earnings is currently planned, however, we may repatriate future earnings.

On June 30, 2011, the $103.0 million of outstanding debt on the remaining 5.6% senior notes from Equity Units was retired, as part of a remarketing. Concurrently, Legg Mason issued 1.8 million shares of Legg Mason common stock upon the exercise of the purchase contracts from the Equity Units.

The agreements entered into as part of our January 2008 issuance of $1.25 billion in 2.5% convertible senior notes prevent us from incurring additional debt, with a few exceptions, if our gross debt to EBITDA ratio (as defined in the documents) exceeds 2.5. As of September 30, 2011, our gross debt to EBITDA ratio was 2.5, which would effectively prohibit us from borrowing additional amounts.

Certain of our outstanding debt is currently impacted by the ratings of two rating agencies. The interest rate on our revolving line of credit is based on the higher credit rating of the two rating agencies. In June 2011, our rating by one of these agencies was downgraded one notch below the other. Should the other agency downgrade our rating, absent an upgrade from the former agency, our interest costs will rise modestly.

On October 25, 2011, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.08 per share payable on January 9, 2012.

Contractual Obligations and Contingent Payments
We have contractual obligations to make future payments in connection with our short and long-term debt, non-cancelable lease agreements and service agreements. The following table sets forth these contractual obligations (in millions) by fiscal year as of September 30, 2011, unless otherwise noted, and excludes contractual obligations of CIVs, as we are not responsible or liable for these obligations:

	Remaining 2012	2013	2014	2015	2016	Thereafter	Total
Contractual Obligations
Short-term borrowings(1)	$250.0	$—	$—	$—	$—	$—	$250.0
Long-term borrowings by contract maturity(2)	0.6	1.2	1.3	1,251.3	6.1	—	1,260.5
Interest on short-term and long-term borrowings(2)(3)	19.5	33.4	31.7	31.6	0.3	—	116.5
Minimum rental and service commitments	79.9	138.9	112.0	99.2	89.9	522.5	1,042.4
Total Contractual Obligations(4)(5)(6)	$350.0	$173.5	$145.0	$1,382.1	$96.3	$522.5	$2,669.4

(1)
Represents borrowing under our revolving line of credit which does not expire until February 2013.  However, we may elect to repay this debt sooner if management elects to utilize a portion of our available cash for this purpose.

(2)	Excludes long-term borrowings of the consolidated CLO of $267.7 million and interest on these long-term borrowings, as applicable.

(3)	Interest on floating rate short-term debt is based on rates at September 30, 2011.

(4)
The table above does not include approximately $39.6 million in capital commitments to investment partnerships in which Legg Mason is a limited partner and other investment vehicles. These obligations are expected to be funded, as required, through the end of the commitment periods through fiscal 2018.

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

Intangible Assets and Goodwill
In December 2010, we announced a realignment of our executive management team, which during the quarter ended June 30, 2011, resulted in the combination of the Americas and International divisions into one operating segment, Global Asset Management. Internal management reporting has been modified consistent with this realignment such that discrete financial information regularly received by the chief operating decision maker, our Chief Executive Officer, is at the consolidated Global Asset Management business level. As a result, the former Americas and International operating segments are no longer our reporting units, and subsequently, goodwill is recorded and evaluated at one Global Asset Management reporting unit level. After considering actual and current projected AUM, margins, revenues and relevant other market factors in comparison to the inputs to our most recent goodwill impairment tests as of December 31, 2010, the composition of the assets and liabilities included in the reporting units and the fact that the fair values of our reporting units at December 31, 2010, exceeded their respective carrying values by substantial amounts, a detailed determination of the fair value of the Global Asset Management reporting unit was not deemed necessary. Accordingly, the change in our reporting units did not result in a goodwill impairment.

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

Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are beyond our control, including but not limited to those discussed elsewhere herein, under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended March 31, 2011, and in our other public filings, press releases and statements by our management. Due to such risks, uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligations to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the six months ended September 30, 2011, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Item 4.	Controls and Procedures

As of September 30, 2011, Legg Mason's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective on a reasonable assurances basis.  There have been no changes in Legg Mason's internal controls over financial reporting that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1A. Risk Factors

During the six months ended September 30, 2011, there were no material changes to the information contained in Part I, Item 1A. of Legg Mason's Annual Report on Form 10K for the fiscal year ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets out information regarding our purchases of Legg Mason common stock in each month during the quarter ended September 30, 2011:

Period	Total number of shares purchased	Average price paid per share	Total number of shares repurchased as part of publicly announced plans or programs (1)	Approximate dollar value that may yet be purchased under the plans or programs (1)
July 1, 2011 through July 31, 2011	—	$—	—	$354,933,694
August 1, 2011 through August 31, 2011	7,564,178	26.44	7,564,178	154,938,375
September 1, 2011 through September 30, 2011	—	—	—	154,938,375
Total	7,564,178	$26.44	7,564,178	$154,938,375

(1)
On May 10, 2010, we announced that our Board of Directors replaced a prior stock purchase authorization with a new authorization to purchase up to $1 billion worth of our common stock.  There is no expiration date attached to this authorization.

Item 6.	Exhibits

3.1	Articles of Incorporation of Legg Mason (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on July 26, 2011)

3.2	By-laws of Legg Mason as amended and restated July 26, 2011 (incorporated by reference to Legg Mason, Inc.’s Current Report on Form 8-K for the event on July 26, 2011)

10.1	Legg Mason, Inc. 1996 Equity Incentive plan, as amended (incorporated by reference to Appendix A to the definitive proxy statement for Legg Mason's 2011 Annual Meeting of Stockholders)*

10.2
5-year Revolving Credit Agreement, dated as of October 14, 2005, as amended and restated by the Amendment Agreement dated as of February 11, 2010, among Legg Mason, Inc., as Borrower, Citibank N.A., as Administrative Agent, and the other banks party thereto

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

101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended September 30, 2011, filed on November 8, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

* These exhibits are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGG MASON, INC.
(Registrant)

DATE: November 8, 2011	/s/ Mark R. Fetting
Mark R. Fetting
Chairman, President and
Chief Executive Officer

DATE: November 8, 2011	/s/ Peter H. Nachtwey
Peter H. Nachtwey
Chief Financial Officer and Senior Executive Vice President

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Legg Mason (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on July 26, 2011)

3.2	By-laws of Legg Mason as amended and restated July 26, 2011 (incorporated by reference to Legg Mason, Inc.’s Current Report on Form 8-K for the event on July 26, 2011)

10.1	Legg Mason, Inc. 1996 Equity Incentive plan, as amended (incorporated by reference to Appendix A to the definitive proxy statement for Legg Mason's 2011 Annual Meeting of Stockholders)*

10.2
5-year Revolving Credit Agreement, dated as of October 14, 2005, as amended and restated by the Amendment Agreement dated as of February 11, 2010, among Legg Mason, Inc., as Borrower, Citibank N.A., as Administrative Agent, and the other banks party thereto

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

101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended September 30, 2011, filed on November 8, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

* These exhibits are management contracts or compensatory plans or arrangements.