Form 10-Q
period 2011-12-31
LEGG MASON, INC.
filed 2012-02-07
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q
(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

139,728,793 shares of common stock as of the close of business on February 2, 2012.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	December 31, 2011	March 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$1,232,594	$1,375,918
Cash and cash equivalents of consolidated investment vehicles	27,205	37,153
Restricted cash	6,393	9,253
Receivables:
Investment advisory and related fees	310,514	366,571
Other	53,802	29,466
Investment securities	415,267	400,510
Investment securities of consolidated investment vehicles	36,890	82,829
Deferred income taxes	85,656	82,174
Other	56,642	59,700
Other current assets of consolidated investment vehicles	6,583	2,982
Total current assets	2,231,546	2,446,556
Fixed assets, net	246,331	286,705
Intangible assets, net	3,860,587	3,876,775
Goodwill	1,279,319	1,311,652
Investments of consolidated investment vehicles	290,653	312,765
Deferred income taxes	201,580	232,394
Other	259,698	239,210
Other assets of consolidated investment vehicles	1,348	1,699
Total Assets	$8,371,062	$8,707,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued compensation	$337,099	$368,164
Accounts payable and accrued expenses	210,698	207,870
Short-term borrowings	250,000	250,000
Current portion of long-term debt	1,266	792
Other	92,460	87,393
Other current liabilities of consolidated investment vehicles	9,415	54,753
Total current liabilities	900,938	968,972
Deferred compensation	55,754	92,487
Deferred income taxes	247,936	266,193
Other	145,395	90,059
Other liabilities of consolidated investment vehicles	3,998	3,553
Long-term debt	1,125,775	1,201,076
Long-term debt of consolidated investment vehicles	265,478	278,320
Total Liabilities	2,745,274	2,900,660

Commitments and Contingencies (Note 8)

Redeemable Noncontrolling Interests	28,816	36,712

Stockholders’ Equity
Common stock, par value $.10; authorized 500,000,000 shares; issued 139,771,172 shares and 150,218,810 shares, respectively	13,977	15,022
Additional paid-in capital	3,855,743	4,111,095
Employee stock trust	(34,702)	(34,466)
Deferred compensation employee stock trust	34,702	34,466
Retained earnings	1,650,713	1,539,984
Appropriated retained earnings of consolidated investment vehicle	12,277	10,922
Accumulated other comprehensive income, net	64,262	93,361
Total Stockholders’ Equity	5,596,972	5,770,384
Total Liabilities and Stockholders’ Equity	$8,371,062	$8,707,756
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Operating Revenues
Investment advisory fees
Separate accounts	$187,570	$206,180	$588,382	$611,366
Funds	351,598	384,341	1,128,577	1,094,531
Performance fees	6,079	34,592	34,677	76,871
Distribution and service fees	80,709	95,522	258,547	284,150
Other	1,022	1,293	3,800	3,969
Total operating revenues	626,978	721,928	2,013,983	2,070,887
Operating Expenses
Compensation and benefits	254,402	290,423	812,405	841,406
Transition-related compensation	8,818	18,757	32,559	32,444
Total compensation and benefits	263,220	309,180	844,964	873,850
Distribution and servicing	148,275	187,412	489,422	537,946
Communications and technology	43,466	39,399	125,538	118,689
Occupancy	56,401	37,259	125,339	104,426
Amortization of intangible assets	4,869	5,776	15,951	17,253
Other	51,424	45,910	146,228	131,055
Total operating expenses	567,655	624,936	1,747,442	1,783,219
Operating Income	59,323	96,992	266,541	287,668
Other Non-Operating Income (Expense)
Interest income	2,577	2,209	8,614	6,194
Interest expense	(21,831)	(22,389)	(65,828)	(69,639)
Other income (expense)	255	18,806	(31,844)	44,704
Other non-operating income (expense) of consolidated investment vehicles, net	7,424	(8,462)	15,607	(6,356)
Total other non-operating income (expense)	(11,575)	(9,836)	(73,451)	(25,097)
Income Before Income Tax Provision	47,748	87,156	193,090	262,571
Income tax provision	12,607	33,792	38,868	87,576
Net Income	35,141	53,364	154,222	174,995
Less: Net income (loss) attributable to noncontrolling interests	7,009	(8,256)	9,474	(9,891)
Net Income Attributable to Legg Mason, Inc.	$28,132	$61,620	$144,748	$184,886

Net Income per Share Attributable to Legg Mason, Inc. Common Shareholders:
Basic	$0.20	$0.41	$1.00	$1.20
Diluted	$0.20	$0.41	$1.00	$1.20

Weighted Average Number of Shares Outstanding:
Basic	140,053	149,980	144,363	153,817
Diluted	140,082	150,972	144,428	154,548

Dividends Declared per Share	$0.08	$0.06	$0.24	$0.14
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net Income	$35,141	$53,364	$154,222	$174,995
Other comprehensive income:
Foreign currency translation adjustment	3,309	7,760	(29,357)	27,733
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses), net of tax provision of $(2), $(54), $167 and $3, respectively	(3)	(80)	250	4
Reclassification adjustment for (gains) losses included in net income	4	3	8	—
Net unrealized gains (losses) on investment securities	1	(77)	258	4
Total other comprehensive income (loss)	3,310	7,683	(29,099)	27,737
Comprehensive Income	38,451	61,047	125,123	202,732
Less: Comprehensive income (loss) attributable to noncontrolling interests	7,009	(8,256)	9,474	(9,891)
Comprehensive Income Attributable to Legg Mason, Inc.	$31,442	$69,303	$115,649	$212,623
See Notes to Consolidated Financial Statements
LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2011	2010
COMMON STOCK
Beginning balance	$15,022	$16,144
Stock options and other stock-based compensation	7	60
Deferred compensation employee stock trust	6	6
Deferred compensation, net	119	145
Exchangeable shares	—	110
Equity Units exchanged	183	—
Shares repurchased and retired	(1,360)	(1,257)
Ending balance	13,977	15,208
SHARES EXCHANGEABLE INTO COMMON STOCK
Beginning balance	—	2,760
Exchanges	—	(2,760)
Ending balance	—	—
ADDITIONAL PAID-IN CAPITAL
Beginning balance	4,111,095	4,447,612
Stock options and other stock-based compensation	13,465	28,958
Deferred compensation employee stock trust	1,901	1,928
Deferred compensation, net	25,357	26,020
Exchangeable shares	—	2,650
Equity Units exchanged	102,831	36,312
Shares repurchased and retired	(398,906)	(375,167)
Ending balance	3,855,743	4,168,313
EMPLOYEE STOCK TRUST
Beginning balance	(34,466)	(33,095)
Shares issued to plans	(1,907)	(1,749)
Distributions and forfeitures	1,671	448
Ending balance	(34,702)	(34,396)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	34,466	33,095
Shares issued to plans	1,907	1,749
Distributions and forfeitures	(1,671)	(448)
Ending balance	34,702	34,396
RETAINED EARNINGS
Beginning balance	1,539,984	1,316,981
Net income attributable to Legg Mason, Inc.	144,748	184,886
Dividends declared	(34,019)	(21,930)
Ending balance	1,650,713	1,479,937
APPROPRIATED RETAINED EARNINGS OF CONSOLIDATED INVESTMENT VEHICLE
Beginning balance	10,922	—
Cumulative effect of change in accounting principle	—	24,666
Net gain (loss) reclassified to appropriated retained earnings	1,355	(11,832)
Ending balance	12,277	12,834
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET
Beginning balance	93,361	58,227
Unrealized holding gains on investment securities, net of tax	258	4
Foreign currency translation adjustment	(29,357)	27,733
Ending balance	64,262	85,964
TOTAL STOCKHOLDERS’ EQUITY	$5,596,972	$5,762,256
See Notes to Consolidated Financial Statements
LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2011	2010
Cash Flows from Operating Activities
Net Income	$154,222	$174,995
Adjustments to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	75,160	77,975
Imputed interest for 2.5% convertible senior notes	29,023	27,248
Accretion and amortization of securities discounts and premiums, net	3,464	3,453
Stock-based compensation	38,436	42,325
Net losses (gains) on investments	39,209	(45,189)
Net losses (gains) of consolidated investment vehicles	(5,809)	5,238
Deferred income taxes	13,353	49,624
Other	2,709	4,440
Decrease (increase) in assets:
Investment advisory and related fees receivable	55,993	(22,614)
Net purchases of trading investments	(68,854)	(42,129)
Other receivables	(10,877)	(23,972)
Other assets	13,453	259
Increase (decrease) in liabilities:
Accrued compensation	(30,188)	(45,473)
Deferred compensation	(36,733)	(9,135)
Accounts payable and accrued expenses	2,980	(251)
Other liabilities	34,041	(35,271)
Net increase in operating assets and liabilities of consolidated investment vehicles, including cash	24,098	33,274
Cash Provided by Operating Activities	333,680	194,797
Cash Flows Provided by (Used for) Investing Activities
Payments for fixed assets	(21,518)	(20,877)
Restricted cash	6,995	—
Purchases of investment securities	(4,509)	(7,277)
Proceeds from sales and maturities of investment securities	4,883	8,150
Purchases of investments by consolidated investment vehicles	(127,275)	(102,301)
Proceeds from sales and maturities of investments by consolidated investment vehicles	144,679	106,539
Cash Provided by (Used for) Investing Activities	3,255	(15,766)
Cash Flows Used for Financing Activities
Third-party distribution financing, net	—	(1,639)
Repayment of principal on long-term debt	(811)	(3,323)
Repurchases of common stock	(400,266)	(376,424)
Issuance of common stock	1,931	13,499
Dividends paid	(32,384)	(17,633)
Net repayments of consolidated investment vehicles	(18,309)	(7,912)
Net (redemptions/distributions paid to)/subscriptions received from noncontrolling interest holders	(16,016)	776
Cash Used for Financing Activities	(465,855)	(392,656)
Effect of Exchange Rate Changes on Cash	(14,404)	9,269
Net Decrease in Cash and Cash Equivalents	(143,324)	(204,356)
Cash and Cash Equivalents at Beginning of Period	1,375,918	1,465,888
Cash and Cash Equivalents at End of Period	$1,232,594	$1,261,532
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts, unless otherwise noted)
December 31, 2011
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

Unless otherwise noted, all per share amounts for the nine months ended December 31, 2010, include both common shares of Legg Mason and shares issued in connection with the acquisition of Legg Mason Canada Inc., which were exchangeable into common shares of Legg Mason on a one-for-one basis at any time. During the quarter ended June 30, 2010, all outstanding exchangeable shares were converted into shares of Legg Mason common stock.

Terms such as “we,” “us,” “our,” and “company” refer to Legg Mason.

2.	Significant Accounting Policies

Consolidation
In accordance with financial accounting standards on consolidation, Legg Mason consolidates and separately identifies certain sponsored investment vehicles, the most significant of which is a collateralized loan obligation entity (“CLO”).  The consolidation of these investment vehicles has no impact on Net Income Attributable to Legg Mason, Inc. and does not have a material impact on Legg Mason's consolidated operating results.  Legg Mason also holds investments in certain consolidated sponsored investment funds and the change in the value of these investments, which is recorded in Other non-operating income (expense), is reflected in its Net Income and allocated to noncontrolling interests.  Also, see Note 12 for additional information regarding the consolidation of investment vehicles.

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

Restructuring Costs
In May 2010, Legg Mason's management committed to a plan to streamline its business model as further described in Note 11. The costs in connection with this plan primarily relate to employee termination benefits, incentives to retain employees during the transition period, charges for consolidating leased office space, and contract termination costs. Termination benefits, including severance, and retention incentives are recorded as Transition-related compensation in the Consolidated Statements of Income. These compensation items require employees to provide future service and are therefore expensed ratably over the required service period. Expense recognition of contractual lease payments may be accelerated when the related space is either permanently abandoned or subleased at a loss. Contract termination and other costs are expensed when incurred.

Income Taxes
During the quarter ended September 30, 2010, the United Kingdom ("U.K.") Finance Bill 2010 was enacted, which reduced the main U.K. corporate tax rate from 28% to 27%. In July 2011, The U.K. Finance Act 2011 (the "Act") was enacted. The Act further reduced the main U.K. corporate tax rate from 27% to 26% effective April 1, 2011, and from 26% to 25% effective April 1, 2012. The reductions in the U.K. corporate tax rate resulted in tax benefits of $18,268 and $8,878, recognized in the quarters ended September 30, 2011 and 2010, respectively, as a result of the revaluation of deferred tax assets and liabilities at the new rates. As a result of the revaluation adjustments, the effective tax rate for the nine months ended December 31, 2011, was reduced by 9.5 percentage points. Similarly, the effective tax rate for the nine months ended December 31, 2010, was reduced by 3.4 percentage points.

Noncontrolling interests
Noncontrolling interests related to certain consolidated investment vehicles ("CIVs") are classified as redeemable noncontrolling interests since investors in these funds may request withdrawals at any time.  Redeemable noncontrolling interests as of and for the nine months ended December 31, 2011 and 2010, were as follows:

	Nine Months Ended
	December 31,
	2011	2010
Balance, beginning of period	$36,712	$29,577
Net income attributable to redeemable noncontrolling interests	8,120	1,941
Net (redemptions/distributions paid to)/subscriptions received from noncontrolling interest holders	(16,016)	776
Balance, end of period	$28,816	$32,294

Recent Accounting Developments
In December 2011, the Financial Accounting Standards Board ("FASB") updated the guidance on disclosures for offsetting assets and liabilities to require both gross and net information about instruments and transactions, including derivatives, repurchase and reverse repurchase and other arrangements that are eligible for offset in the balance sheet. The disclosures will be effective for Legg Mason in fiscal 2014, and are not expected to have a material impact on Legg Mason's consolidated financial statements.

In September 2011, the FASB updated the guidance on the annual goodwill test for impairment. The update permits companies to assess qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the currently required quantitative fair value assessment. This update will be effective for Legg Mason in fiscal 2013, if not adopted early.  This update is not expected to have a material effect on its recorded goodwill, but Legg Mason is still evaluating its adoption.

3. Fair Values of Assets and Liabilities

The disclosures below include details of Legg Mason’s assets and liabilities that are measured at fair value, excluding assets and liabilities of CIVs. See Note 12, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the assets and liabilities of CIVs that are measured at fair value.

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

	As of December 31, 2011
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash equivalents(1):
Money market funds	$749,342	$—	$—	$749,342
Time deposits	—	45,150	—	45,150
Total cash equivalents	749,342	45,150	—	794,492
Investment securities:
Trading investments relating to long-term incentive compensation plans(2)	94,875	—	—	94,875
Trading proprietary fund products and other investments(3)	169,147	79,293	—	248,440
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments(4)(5)	14,689	46,203	11,060	71,952
Total current investments	278,711	125,496	11,060	415,267
Available-for-sale investment securities	2,090	9,234	12	11,336
Investments in partnerships, LLCs and other	812	5,107	28,240	34,159
Equity method investments in partnerships and LLCs(4)	1,289	—	150,302	151,591
Derivative assets:
Currency and market hedges	10,204	—	—	10,204
Other investments	—	—	121	121
	$1,042,448	$184,987	$189,735	$1,417,170
Liabilities:
Derivative liabilities:
Currency and market hedges	$(1,402)	$—	$—	$(1,402)

	As of March 31, 2011
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash equivalents(1):
Money market funds	$912,951	$—	$—	$912,951
Time deposits	—	92,877	—	92,877
Total cash equivalents	912,951	92,877	—	1,005,828
Investment securities:
Trading investments relating to long-term incentive compensation plans(2)	120,107	—	—	120,107
Trading proprietary fund products and other investments(3)	90,123	102,562	11,378	204,063
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments(4)(5)	15,645	48,528	12,167	76,340
Total current investments	225,875	151,090	23,545	400,510
Available-for-sale investment securities	2,666	8,622	12	11,300
Investments in partnerships, LLCs and other	—	—	22,167	22,167
Equity method investments in partnerships and LLCs(4)	1,420	—	153,931	155,351
Derivative assets:
Currency and market hedges	1,169	—	—	1,169
Other investments	—	—	270	270
	$1,144,081	$252,589	$199,925	$1,596,595
Liabilities:
Derivative liabilities:
Currency and market hedges	$(3,120)	$—	$—	$(3,120)

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

(3)
Trading proprietary fund products and other investments primarily represent mutual funds that are invested approximately 53% and 47% in equity and debt securities as of December 31, 2011, respectively, and were invested approximately 60% and 40% in equity and debt securities as of March 31, 2011, respectively.

(4)
Substantially all of our equity method investments are investment companies which record their underlying investments at fair value.  Fair value is measured using Legg Mason's share of the investee's underlying net income or loss, which is predominately representative of fair value adjustments in the investments held by the equity method investee.

(5)
Includes investments under the equity method (which approximates fair value) relating to long-term incentive compensation plans of $46,203 and $48,528 as of December 31, 2011, and March 31, 2011, respectively, and proprietary fund products and other investments of $25,749 and $27,812 as of December 31, 2011, and March 31, 2011, respectively, which are classified as Investment securities on the Consolidated Balance Sheets.

In accordance with new accounting guidance adopted during the three months ended June 30, 2011, the changes in financial assets measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended December 31, 2011, are now presented on a gross basis in the tables below:

	Value as of September 30, 2011	Purchases	Sales	Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of December 31, 2011
Assets:
Trading proprietary fund products and other investments	$179	$—	$(165)	$—	$—	$(14)	$—
Equity method investments in proprietary fund products	11,605	—	—	—	—	(545)	11,060
Investments in partnerships, LLCs and other	28,469	—	—	(10)	—	(219)	28,240
Equity method investments in partnerships and LLCs	160,662	660	(1,869)	(1,370)	—	(7,781)	150,302
Other investments	133	—	—	—	—	—	133
	$201,048	$660	$(2,034)	$(1,380)	$—	$(8,559)	$189,735

	Value as of September 30, 2010	Purchases, sales, issuances and settlements, net	Transfers	Realized and unrealized gains/(losses), net	Value as of December 31, 2010
Assets:
Trading proprietary fund products and other investments	$18,063	$(2,500)	$350	$1,133	$17,046
Equity method investments in proprietary fund products	11,889	—	—	463	12,352
Investments in partnerships, LLCs and other	23,050	(99)	—	(1,742)	21,209
Equity method investments in partnerships and LLCs	154,418	(437)	—	4,583	158,564
Other investments	1,476	(4,254)	—	2,875	97
	$208,896	$(7,290)	$350	$7,312	$209,268

	Value as of March 31, 2011	Purchases	Sales	Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of December 31, 2011
Assets:
Trading proprietary fund products and other investments	$11,378	$—	$(11,906)	$—	$—	$528	$—
Equity method investments in proprietary fund products	12,167	—	—	—	—	(1,107)	11,060
Investments in partnerships, LLCs and other	22,167	6,932	—	(119)	—	(740)	28,240
Equity method investments in partnerships and LLCs	153,931	26,164	(5,162)	(14,067)	—	(10,564)	150,302
Other investments	282	—	—	(159)	—	10	133
	$199,925	$33,096	$(17,068)	$(14,345)	$—	$(11,873)	$189,735

	Value as of March 31, 2010	Purchases, sales, issuances and settlements, net	Transfers	Realized and unrealized gains/(losses), net	Value as of December 31, 2010
Assets:
Trading proprietary fund products and other investments	$22,459	$(7,500)	$350	$1,737	$17,046
Equity method investments in proprietary fund products	12,090	—	—	262	12,352
Investments in partnerships, LLCs and other	23,049	(102)	—	(1,738)	21,209
Equity method investments in partnerships and LLCs	98,968	40,084	—	19,512	158,564
Other investments	1,464	(4,254)	—	2,887	97
	$158,030	$28,228	$350	$22,660	$209,268

Realized and unrealized gains and losses recorded for Level 3 investments are included in Other income (expense) on the Consolidated Statements of Income.  Total unrealized (losses) gains for Level 3 investments relating only to those assets still held at the reporting date were $(8,521) and $2,043 for the three months ended December 31, 2011 and 2010, respectively. Total unrealized (losses) gains for Level 3 investments relating only to those assets still held at the reporting date were $(13,940) and $6,867 for the nine months ended December 31, 2011 and 2010, respectively.

There were no significant transfers between Levels 1 and 2 during the nine months ended December 31, 2011 and 2010.

As a practical expedient, Legg Mason relies on the net asset value of certain investments as their fair value.  The net asset values that have been provided by the investees have been derived from the fair values of the underlying investments as of the reporting date.  The following table summarizes, as of December 31, 2011, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized.

Category of Investment	Investment Strategy	Fair Value Determined Using NAV		Unfunded Commitments	Remaining Term
Funds-of-hedge funds	Global, fixed income, macro, long/short equity, natural resources, systematic, emerging market, European hedge	$55,570	(1)	n/a	n/a
Hedge funds	Fixed income - developed market, event driven, fixed income - hedge, relative value arbitrage, European hedge	25,222	(2)	$20,000	n/a
Private equity funds	Long/short equity	28,300	(2)	5,983	Up to 8 years
Private fund	Fixed income, residential and commercial mortgage-backed securities	73,455	(2) (3)	n/a	7 years, subject to two one-year extensions
Other	Various	2,292	(2)	n/a	Various (4)
Total		$184,839		$25,983

n/a-not applicable
(1) 68% monthly redemption; 32% quarterly redemption, of which 38% is subject to two-year lock-up.
(2) Liquidations are expected over the remaining term.
(3) Redemptions prohibited until November 2012.
(4) 4% remaining term of less than one year; 96% 20-year remaining term.

There are no current plans to sell any of these investments.

4. Fixed Assets

Fixed assets consist of equipment, software and leasehold improvements.  Equipment consists primarily of communications and technology hardware and furniture and fixtures.  Software includes purchased software and internally developed software. Fixed assets are reported at cost, net of accumulated depreciation and amortization.  The following table reflects the components of fixed assets as of:

	December 31, 2011	March 31, 2011
Equipment	$157,489	$200,696
Software	206,007	224,026
Leasehold improvements	243,683	280,277
Total cost	607,179	704,999
Less: accumulated depreciation and amortization	(360,848)	(418,294)
Fixed assets, net	$246,331	$286,705

Depreciation and amortization expense included in operating income was $25,246 and $19,785 for the three months ended December 31, 2011 and 2010, respectively, and $59,209 and $60,722 for the nine months ended December 31, 2011 and 2010, respectively. The decrease in the total cost of fixed assets is substantially due to disposals in conjunction with the business streamlining initiative. See details in Note 11.

5. Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of:

	December 31, 2011	March 31, 2011
Amortizable asset management contracts
Cost	$206,928	$208,454
Accumulated amortization	(169,569)	(155,136)
Net	37,359	53,318
Indefinite–life intangible assets
Fund management contracts	3,753,428	3,753,657
Trade names	69,800	69,800
	3,823,228	3,823,457
Intangible assets, net	$3,860,587	$3,876,775

Legg Mason completed its annual impairment tests of goodwill and indefinite-life intangible assets and determined that there was no impairment in the value of these assets as of December 31, 2011. As a result of increased uncertainty regarding future market conditions, assessing the value of the reporting unit and intangible assets is increasingly difficult, and requires management to exercise significant judgment. Specific to the $2,502 million of indefinite-life domestic mutual fund contracts acquired in the Citigroup Asset Management acquisition, its current assessed fair value exceeds its carrying value by 5%. Given the current uncertainty regarding future market conditions, should market performance, flows, or related assets under management levels decrease in the near term such that cash flow projections deviate from current projections, it is reasonably possible that the asset could be deemed to be impaired by a material amount.

As of December 31, 2011, management contracts are being amortized over a weighted-average life of 3.2 years. Estimated future amortization expense is as follows:

Remaining 2012	$3,625
2013	14,085
2014	11,902
2015	2,987
2016	2,731
Thereafter	2,029
Total	$37,359

The change in the carrying value of goodwill for the nine months ended December 31, 2011, is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value
Balance as of March 31, 2011	$2,473,552	$(1,161,900)	$1,311,652
Impact of excess tax basis amortization	(15,993)	—	(15,993)
Other, including changes in foreign exchange rates	(16,340)	—	(16,340)
Balance as of December 31, 2011	$2,441,219	$(1,161,900)	$1,279,319

6. Long-Term Debt and Equity Units

The disclosures below include details of Legg Mason’s debt, excluding the debt of CIVs.  See Note 12, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the debt of CIVs.

The accreted value of long-term debt consists of the following:

	December 31, 2011			March 31, 2011
	Current Accreted Value	Unamortized Discount	Maturity Amount	Accreted Value
2.5% convertible senior notes	$1,116,955	$133,045	$1,250,000	$1,087,932
5.6% senior notes from Equity Units	—	—	—	103,039
Other term loans	10,086	—	10,086	10,897
Subtotal	1,127,041	133,045	1,260,086	1,201,868
Less: current portion	1,266	—	1,266	792
Total	$1,125,775	$133,045	$1,258,820	$1,201,076

As of December 31, 2011, the aggregate maturities of long-term debt, based on their contractual terms, are as follows:

Remaining 2012	$203
2013	1,281
2014	1,333
2015	1,251,386
2016	5,883
Thereafter	—
Total	$1,260,086

At December 31, 2011, the estimated fair value of long-term debt was approximately $1,218,596.

Legg Mason is accreting the carrying value of the 2.5% convertible senior notes to the principal amount at maturity using an interest rate of 6.5% (the effective borrowing rate for non-convertible debt at the time of issuance) over its expected life of seven years, resulting in interest expense of approximately $9,793 and $9,194 for the three months ended December 31, 2011 and 2010, respectively, and $29,023 and $27,248 for the nine months ended December 31, 2011 and 2010, respectively. The amount by which the notes’ if-converted value exceeds the accreted value, excluding accrued interest, using a current interest rate of 4.0% as of December 31, 2011, is approximately $91,555 (representing a potential loss).

The $103,039 of outstanding debt on the remaining 5.6% senior notes from Equity Units was retired on June 30, 2011, as part of a remarketing. Concurrently, Legg Mason issued 1,830 shares of Legg Mason common stock upon the exercise of the purchase contracts from the Equity Units.

7.  Stock-Based Compensation

Legg Mason’s stock-based compensation includes stock options, employee stock purchase plans, restricted stock awards and units, performance shares payable in common stock, and deferred compensation payable in stock.  Shares available for issuance under the active equity incentive plan as of December 31, 2011, were 13,081. On July 26, 2011, the equity incentive plan was amended to increase the available shares by 6,500. Options under Legg Mason’s employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in equal increments over four to five years and expire within eight to ten years from the date of grant.

Compensation expense relating to stock options for the three months ended December 31, 2011 and 2010, was $3,511 and $6,855, respectively, and for the nine months ended December 31, 2011 and 2010, was $11,192 and $15,936, respectively.

Stock option transactions during the nine months ended December 31, 2011 and 2010, respectively, are summarized below:

	Nine Months Ended December 31,
	2011		2010
	Number of shares	Weighted-average exercise price per share	Number of shares	Weighted-average exercise price per share
Options outstanding at March 31	5,419	$59.82	6,054	$57.75
Granted	810	33.99	711	33.11
Exercised	(14)	26.41	(597)	22.07
Canceled/forfeited	(375)	48.84	(687)	48.73
Options outstanding at December 31	5,840	$57.03	5,481	$59.57

At December 31, 2011, options were exercisable for 3,415 shares with a weighted-average exercise price of $72.70 and a weighted-average remaining contractual life of 3.2 years.  Unamortized compensation cost related to unvested options (2,425 shares) at December 31, 2011, of $25,821 is expected to be recognized over a weighted-average period of 1.8 years.

The weighted-average fair value of option grants during the nine months ended December 31, 2011 and 2010, using the Black-Scholes option-pricing model, was $13.13 and $14.35 per share, respectively.

The following weighted-average assumptions were used in the model for grants in fiscal 2012 and 2011:

	Nine Months Ended December 31,
	2011	2010
Expected dividend yield	1.39%	1.39%
Risk-free interest rate	1.95%	2.38%
Expected volatility	47.16%	52.78%
Expected lives (in years)	5.12	5.18

Compensation expense relating to restricted stock and restricted stock units for the three months ended December 31, 2011 and 2010, was $8,876 and $9,883, respectively, and for the nine months ended December 31, 2011 and 2010, was $25,484 and $25,951, respectively.

Restricted stock and restricted stock unit transactions during the nine months ended December 31, 2011 and 2010, respectively, are summarized below:

	Nine Months Ended December 31,
	2011		2010
	Number of shares	Weighted-average grant date value	Number of shares	Weighted-average grant date value
Unvested shares at March 31	2,637	$33.01	1,605	$34.80
Granted	1,315	33.79	1,786	32.95
Vested	(806)	32.44	(475)	36.39
Canceled/forfeited	(55)	32.85	(205)	29.82
Unvested shares at December 31	3,091	$33.49	2,711	$33.68

Unamortized compensation cost related to unvested restricted stock and restricted stock unit awards at December 31, 2011, of $69,175 is expected to be recognized over a weighted-average period of 1.8 years.

Compensation expense relating to the stock purchase plan and deferred compensation payable in stock for the three months ended December 31, 2011 and 2010, was $101 and $100, respectively, and for the nine months ended December 31, 2011 and 2010, was $385 and $438, respectively.

During the nine months ended December 31, 2011 and 2010, non-employee directors were granted 12 and 17 restricted stock units and 31 and 31 shares of common stock at a fair value of $1,375 and $1,425, respectively. As of December 31, 2011 and 2010, non-employee directors held 193 and 220 stock options, respectively, which are included in the outstanding options presented in the table above. As of December 31, 2011 and 2010, non-employee directors held 75 and 62 restricted stock units, respectively, which vest on the grant date and are therefore not included in the unvested shares of restricted stock and restricted stock units in the table above.  During the nine months ended December 31, 2011, non-employee directors did not exercise any stock options and no restricted stock units were distributed. During the nine months ended December 31, 2010, non-employee directors exercised 9 stock options and 7 restricted stock units were distributed. During the nine months ended December 31, 2011 and 2010, there were 27 and 59 non-employee director stock options canceled or forfeited, respectively.

During the June 2011 quarter, Legg Mason established a long-term incentive plan (the "LTIP") under its equity incentive plan, which provides an additional element of compensation that is based on performance. Under the LTIP, executive officers were granted cash value performance units in the June 2011 quarter that will vest at the end of a three year period based upon Legg Mason's cumulative adjusted earnings per share over the period. Awards granted under the LTIP may be settled in cash and/or shares of Legg Mason common stock, at the discretion of Legg Mason. The estimated amount of the award is being expensed over the vesting period based on a probability assessment of the expected outcome under the LTIP provisions.

As part of the Company's restructuring initiative, as further discussed in Note 11, the employment of certain recipients of stock option and restricted stock awards has been terminated. The termination benefits extended to these employees included accelerated vesting of any portion of their equity incentive awards that would not have vested by January 1, 2012, under the original terms of the awards. During fiscal 2011, the portion of the awards subject to accelerated vesting were revalued and are being expensed over the new vesting period, the impact of which is included above.

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

As of December 31, 2011, the minimum annual aggregate rentals under operating leases and service agreements are as follows:

Remaining 2012	$42,421
2013	141,197
2014	114,028
2015	100,883
2016	89,933
Thereafter	521,245
Total	$1,009,707

The minimum rental commitments shown above have not been reduced by $146,591 for minimum sublease rentals to be received in the future under non-cancelable subleases, of which approximately 52% is due from one counterparty.  If a sub-tenant defaults on a sublease, Legg Mason may incur operating charges to reflect expected future sublease rentals at reduced amounts, as a result of the current commercial real estate market.

The above minimum rental commitments include $892,353 in real estate and equipment leases and $117,354 in service and maintenance agreements.

Included in the table above is $36,092 in commitments related to space that has been permanently abandoned in connection with the business streamlining initiative discussed in Note 11.  A related lease liability for certain of these properties and other subleased space reflects the present value of the excess lease obligations over estimated sublease income and related costs for which $13,886 and $3,054 of expense was recognized in the nine months ended December 31, 2011 and 2010, respectively, with the majority of these expenses being incurred in the three month periods then ended.

As of December 31, 2011, Legg Mason had commitments to invest approximately $38,959 in investment vehicles. These commitments are expected to be funded as required through the end of the respective investment periods through fiscal 2018.

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

In a transaction with Citigroup in December 2005, Legg Mason transferred to Citigroup the subsidiaries that constituted its Private Client/Capital Markets ("PC/CM") businesses, thus transferring the entities that would have primary liability for most of the customer complaint, litigation and regulatory liabilities and proceedings arising from those businesses. However, as part of that transaction, Legg Mason agreed to indemnify Citigroup for most customer complaint, litigation and regulatory liabilities of Legg Mason's former PC/CM businesses that result from pre-closing events. While the ultimate resolution of these matters cannot be currently determined based on current information, after consultation with legal counsel, management believes that any accrual or range of reasonably possible losses as of December 31, 2011 or 2010, is not material. Similarly, although Citigroup transferred to Legg Mason the entities that would be primarily liable for most customer complaint, litigation and regulatory liabilities and proceedings of the Citigroup Asset Management ("CAM") business, Citigroup has agreed to indemnify Legg Mason for most customer complaint, litigation and regulatory liabilities of the CAM business that result from pre-closing events.

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

One of Legg Mason's asset management subsidiaries was named as the defendant in a lawsuit filed by a former institutional client in late August 2011. The complaint alleges breach of contract and breach of fiduciary duty arising from investments in the former client's account allegedly being inconsistent with the account's objectives, and seeks damages in excess of $90,000. Legg Mason believes that the claims are without merit and intends to defend the matter vigorously. During the quarter, the subsidiary filed a motion to dismiss, which has not yet been ruled upon by the court. Discovery in the case is ongoing. Because of the preliminary status of the matter, Legg Mason cannot estimate the possible loss or range of loss from this matter, if any. In addition, although Legg Mason believes that this matter would likely be covered by insurance policies that may substantially mitigate the amount of any eventual loss, as is not unusual with litigation at this point in the process, there can be no assurance that the action will not have a material effect on Legg Mason's financial position, results of operations or cash flows.

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

In June 2011, Legg Mason issued 1,830 shares of common stock upon the exercise of purchase contracts on the remaining Equity Units. Of these shares, 1,830 and 1,231 shares are included in weighted-average shares outstanding for the three and nine months ended December 31, 2011, respectively.

Legg Mason issued 1,303 shares of restricted stock during the nine months ended December 31, 2011. No shares of restricted stock were issued during the three months ended December 31, 2011, related to annual incentive awards. Of the shares issued in the nine month period, 1,303 and 1,075 shares are included in weighted-average shares outstanding for the three and nine months ended December 31, 2011, respectively.

The following table presents the computations of basic and diluted EPS:

	Three Months Ended December 31,
	2011		2010
	Basic	Diluted	Basic	Diluted
Weighted-average basic shares outstanding	140,053	140,053	149,980	149,980
Potential common shares:
Employee stock options	—	29	—	231
Shares related to deferred compensation	—	—	—	761
Total weighted-average diluted shares	140,053	140,082	149,980	150,972
Net Income	$35,141	$35,141	$53,364	$53,364
Less: Net income (loss) attributable to noncontrolling interests	7,009	7,009	(8,256)	(8,256)
Net Income Attributable to Legg Mason, Inc.	$28,132	$28,132	$61,620	$61,620
Net Income per Share Attributable to Legg Mason, Inc. Common Shareholders	$0.20	$0.20	$0.41	$0.41

	Nine Months Ended December 31,
	2011		2010
	Basic	Diluted	Basic	Diluted
Weighted-average basic shares outstanding	144,363	144,363	153,817	153,817
Potential common shares:
Employee stock options	—	65	—	200
Shares related to deferred compensation	—	—	—	531
Total weighted-average diluted shares	144,363	144,428	153,817	154,548
Net Income	$154,222	$154,222	$174,995	$174,995
Less: Net income (loss) attributable to noncontrolling interests	9,474	9,474	(9,891)	(9,891)
Net Income Attributable to Legg Mason, Inc.	$144,748	$144,748	$184,886	$184,886
Net Income per Share Attributable to Legg Mason, Inc. Common Shareholders	$1.00	$1.00	$1.20	$1.20

During the nine months ended December 31, 2011, Legg Mason purchased and retired 13,597 shares of its common stock for $400,266 through open market purchases. No shares of common stock were purchased and retired during the three months ended December 31, 2011. The repurchases in the nine month period reduced weighted-average shares outstanding for the three and nine months ended December 31, 2011, by 13,597 shares and 8,432 shares, respectively.

The diluted EPS calculations for the three and nine months ended December 31, 2011 and 2010, exclude any potential common shares issuable under the convertible 2.5% senior notes and, for the three and nine months ended December 31, 2010, any potential common shares issuable under the convertible Equity Units, because the market price of Legg Mason common stock had not exceeded the price at which conversion under either instrument would be dilutive using the treasury stock method.

Options to purchase 5,760 and 5,162 shares for the three months ended December 31, 2011 and 2010, respectively, and 7,563 and 5,256 shares for the nine months ended December 31, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because the presumed per share proceeds from exercising such options, including related unamortized cost and income tax benefits, if any, exceed the average price of the common shares for the period and therefore the options are deemed antidilutive.

10. Derivatives and Hedging

The disclosures below detail Legg Mason’s derivatives and hedging excluding the derivatives and hedging of CIVs. See Note 12, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the derivatives and hedging of CIVs.

Legg Mason uses currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, euro, Australian dollar, Canadian dollar, Brazilian real, Singapore dollar, Japanese yen, and Great Britain pound. In the Consolidated Balance Sheets, Legg Mason nets the fair value of certain foreign currency forwards executed with the same counterparty where Legg Mason has both the legal right and intent to settle the contracts on a net basis. Legg Mason has not designated any derivatives as hedging instruments during the periods ended December 31, 2011 and 2010.

Legg Mason uses market hedges on certain seed capital investments by entering into futures contracts to sell index funds that benchmark the hedged seed capital investments. Open futures contracts required cash collateral of $4,240 and $7,099 as of December 31, 2011 and March 31, 2011, respectively.

The following table presents the fair values as of December 31, 2011, and March 31, 2011, of derivative instruments not designated as hedging instruments, classified as Other assets and Other liabilities in the Consolidated Balance Sheets:

	December 31, 2011		March 31, 2011
	Assets	Liabilities	Assets	Liabilities
Currency forward contracts	$10,169	$853	$1,112	$1,633
Futures contracts	35	549	57	1,487
Total	$10,204	$1,402	$1,169	$3,120

The following table presents gains (losses) recognized on derivative instruments for the three and nine months ended December 31, 2011 and 2010:

		Three months ended December 31,
		2011		2010
	Income Statement Classification	Gains	Losses	Gains	Losses
Currency forward contracts for:
Operating activities	Other expense	$3,628	$(946)	$1,184	$(1,083)
Seed capital investments	Other non-operating income (expense)	270	(149)	85	—
Futures contracts	Other non-operating income (expense)	198	(2,290)	164	(2,920)
Total		$4,096	$(3,385)	$1,433	$(4,003)

		Nine months ended December 31,
		2011		2010
	Income Statement Classification	Gains	Losses	Gains	Losses
Currency forward contracts for:
Operating activities	Other expense	$6,869	$(2,839)	$4,356	$(4,917)
Seed capital investments	Other non-operating income (expense)	447	(93)	71	(88)
Futures contracts	Other non-operating income (expense)	5,669	(2,196)	1,378	(4,899)
Total		$12,985	$(5,128)	$5,805	$(9,904)

11. Restructuring

In May 2010, Legg Mason announced a plan to streamline its business model to drive increased profitability and growth that primarily involved transitioning certain shared services to its investment affiliates which are closer to actual client relationships.  This plan involves headcount reductions in operations, technology, and other administrative areas, which may be partially offset by headcount increases at the affiliates, and will enable Legg Mason to eliminate a portion of its corporate office space that was primarily dedicated to operations and technology employees.  The initiative was substantially completed by

December 31, 2011.

This initiative involves transition-related costs primarily comprised of charges for employee termination benefits and retention incentives during the transition period, recorded in Transition-related compensation in the Consolidated Statements of Income.  The transition-related costs also involve other costs, including charges for consolidating leased office space, early contract terminations, asset disposals, and professional fees, recorded in the appropriate operating expense classifications.  Total transition-related costs have been $125,603 through December 31, 2011. Charges for transition-related costs were $23,998 for the three months ended December 31, 2010, and $71,169 and $38,741 for the nine months ended December 31, 2011 and 2010, respectively, which primarily represent costs for severance and retention incentives. Charges for transition-related costs were $42,311 for the three months ended December 31, 2011, which primarily represent costs for lease loss accruals and fixed asset accelerated depreciation related to space permanently abandoned.

The table below presents a summary of changes in the transition-related liability from the initiation of the restructuring plan through December 31, 2011, including non-cash charges, such as asset write-offs and stock-based compensation expense, and cumulative charges incurred to date:

	Severance and retention incentives	Other	Total
Balance as of March 31, 2010	$—	$—	$—
Accrued charges	35,487	6,160	41,647
Payments	(12,276)	(325)	(12,601)
Balance as of March 31, 2011	23,211	5,835	29,046
Accrued charges (1)	27,504	26,000	53,504
Payments	(28,642)	(12,563)	(41,205)
Balance as of December 31, 2011	$22,073	$19,272	$41,345

Non-cash charges (2)
Year ended March 31, 2011	$9,561	$3,226	$12,787
Nine months ended December 31, 2011	5,055	12,610	17,665
Total	$14,616	$15,836	$30,452

Cumulative charges incurred as of December 31, 2011	$77,607	$47,996	$125,603

(1)	Other includes lease loss accruals of $18,246 for space permanently abandoned.

(2)
Includes stock-based compensation expense, fixed asset accelerated depreciation related to space permanently abandoned, and accelerated depreciation for internally-developed software that will no longer be utilized as a result of the initiative.

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
Legg Mason concluded it was the primary beneficiary of one sponsored investment fund VIE, and also held a controlling financial interest in one sponsored investment fund VRE, both of which were consolidated as of December 31, 2011, March 31, 2011, and December 31, 2010. Effective December 31, 2011, a controlling financial interest of $20,814 in a second sponsored investment fund VRE previously consolidated by Legg Mason was redeemed. Accordingly, the fund was deconsolidated by Legg Mason and the fund's balance sheet amounts have been excluded from Legg Mason's consolidated balance sheet as of December 31, 2011, but income statement and cash flow amounts for the fund have been included in Legg Mason's consolidated income and cash flow statements for the three and nine months ended December 31, 2011.
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
Legg Mason concluded that it was the primary beneficiary of one of two CLOs in which it has a variable interest. Although it holds no equity interest in either of these investment vehicles, it had both the power to control and had a significant variable interest in one CLO because of its expected subordinated fees. As of December 31, 2011, March 31, 2011, and December 31, 2010, the balances related to this CLO were consolidated on the Company's consolidated financial statements.
Legg Mason's investment in CIVs as of December 31, 2011, and March 31, 2011, was $43,145 and $53,708, respectively, which represents its maximum risk of loss, excluding uncollected advisory fees. The assets of these CIVs are primarily comprised of investment securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.
The following tables reflect the impact of CIVs on the Consolidated Balance Sheets as of December 31, 2011, and March 31, 2011, and the Consolidated Statements of Income for the three and nine months ended December 31, 2011 and 2010, respectively:
Consolidating Balance Sheets

	December 31, 2011				March 31, 2011
	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported	Balance Before Consolidation of CIVs	CIVs (1)	Eliminations	As Reported
Current assets	$2,204,535	$70,678	$(43,667)	$2,231,546	$2,378,226	$122,963	$(54,633)	$2,446,556
Non-current assets	5,847,514	292,002	—	6,139,516	5,946,737	314,463	—	6,261,200
Total assets	$8,052,049	$362,680	$(43,667)	$8,371,062	$8,324,963	$437,426	$(54,633)	$8,707,756
Current liabilities	$891,674	$9,785	$(521)	$900,938	$914,803	$55,094	$(925)	$968,972
Long-term debt of CIVs	—	265,478	—	265,478	—	278,320	—	278,320
Other non-current liabilities	1,574,860	3,998	—	1,578,858	1,649,815	3,553	—	1,653,368
Total liabilities	2,466,534	279,261	(521)	2,745,274	2,564,618	336,967	(925)	2,900,660
Redeemable non-controlling interests	911	—	27,905	28,816	976	—	35,736	36,712
Total stockholders’ equity	5,584,604	83,419	(71,051)	5,596,972	5,759,369	100,459	(89,444)	5,770,384
Total liabilities and equity	$8,052,049	$362,680	$(43,667)	$8,371,062	$8,324,963	$437,426	$(54,633)	$8,707,756
(1) Certain immaterial non-current liabilities of CIVs are included in Other liabilities on the Consolidated Balance Sheets.

Consolidating Statements of Income

	Three Months Ended
	December 31, 2011				December 31, 2010
	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported
Total operating revenues	$627,731	$—	$(753)	$626,978	$723,087	$—	$(1,159)	$721,928
Total operating expenses	567,550	859	(754)	567,655	625,452	643	(1,159)	624,936
Operating income (loss)	60,181	(859)	1	59,323	97,635	(643)	—	96,992
Total other non-operating income (expense)	(19,357)	7,424	358	(11,575)	(2,177)	(8,462)	803	(9,836)
Income (loss) before income tax provision	40,824	6,565	359	47,748	95,458	(9,105)	803	87,156
Income tax provision	12,607	—	—	12,607	33,792	—	—	33,792
Net income (loss)	28,217	6,565	359	35,141	61,666	(9,105)	803	53,364
Less: Net income (loss) attributable to noncontrolling interests	85	—	6,924	7,009	46	—	(8,302)	(8,256)
Net income (loss) attributable to Legg Mason, Inc.	$28,132	$6,565	$(6,565)	$28,132	$61,620	$(9,105)	$9,105	$61,620

	Nine Months Ended
	December 31, 2011				December 31, 2010
	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported
Total operating revenues	$2,016,413	$—	$(2,430)	$2,013,983	$2,073,784	$—	$(2,897)	$2,070,887
Total operating expenses	1,746,967	2,906	(2,431)	1,747,442	1,782,769	3,347	(2,897)	1,783,219
Operating income (loss)	269,446	(2,906)	1	266,541	291,015	(3,347)	—	287,668
Total other non-operating income (expense)	(85,586)	15,607	(3,472)	(73,451)	(18,402)	(6,356)	(339)	(25,097)
Income (loss) before income tax provision	183,860	12,701	(3,471)	193,090	272,613	(9,703)	(339)	262,571
Income tax provision	38,868	—	—	38,868	87,576	—	—	87,576
Net income (loss)	144,992	12,701	(3,471)	154,222	185,037	(9,703)	(339)	174,995
Less: Net income (loss) attributable to noncontrolling interests	244	—	9,230	9,474	151	—	(10,042)	(9,891)
Net income (loss) attributable to Legg Mason, Inc.	$144,748	$12,701	$(12,701)	$144,748	$184,886	$(9,703)	$9,703	$184,886

Other non-operating income (expense) includes interest income, interest expense and net gains (losses) on investments and long-term debt determined on an accrual basis.

The consolidation of CIVs has no impact on Net Income Attributable to Legg Mason, Inc.

The fair value of the financial assets and (liabilities) of CIVs were determined using the following categories of inputs as of December 31, 2011, and March 31, 2011:

	As of December 31, 2011
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Trading investments:
Hedge funds	$977	$9,366	$26,547	$36,890
Investments:
CLO loans	—	256,470	—	256,470
CLO bonds	—	10,312	—	10,312
Private equity funds	—	—	23,871	23,871
Total investments	—	266,782	23,871	290,653
	$977	$276,148	$50,418	$327,543

Liabilities:
CLO debt	$—	$—	$(265,478)	$(265,478)
Derivative liabilities	—	(3,998)	—	(3,998)
	$—	$(3,998)	$(265,478)	$(269,476)

	As of March 31, 2011
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Trading investments:
Hedge funds	$—	$14,087	$34,272	$48,359
Government and corporate securities	—	22,139	—	22,139
Repurchase agreements	—	12,331	—	12,331
Total trading investment securities	—	48,557	34,272	82,829
Investments:
CLO loans	—	275,948	—	275,948
CLO bonds	—	18,813	—	18,813
Private equity funds	—	—	17,879	17,879
Total investments	—	294,761	17,879	312,640
Derivative assets	125	45	—	170
	$125	$343,363	$52,151	$395,639

Liabilities:
CLO debt	$—	$—	$(278,320)	$(278,320)
Reverse repurchase agreements	—	(18,310)	—	(18,310)
Derivative liabilities	(128)	(14,169)	—	(14,297)
	$(128)	$(32,479)	$(278,320)	$(310,927)

In accordance with new accounting guidance adopted during the June 2011 quarter, the changes in assets and (liabilities) of CIVs measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended December 31, 2011, are now prepared on a gross basis in the tables below:

	Value as of September 30, 2011	Purchases	Sales	Transfers	Realized and unrealized gains/(losses), net	Value as of December 31, 2011
Assets:
Hedge funds	$33,327	$3,794	$(10,954)	$—	$380	$26,547
Private equity funds	23,513	—	—	—	358	23,871
	$56,840	$3,794	$(10,954)	$—	$738	$50,418
Liabilities:
CLO debt	$(267,714)	$—	$—	$—	$2,236	$(265,478)
Total realized and unrealized gains (losses), net					$2,974

	Value as of September 30, 2010	Purchases, sales, issuances and settlements, net	Transfers	Realized and unrealized gains/(losses), net	Value as of December 31, 2010
Assets:
Hedge funds	$19,712	$(849)	$3,235	$3,196	$25,294
Private equity funds	15,802	1	—	(183)	15,620
	$35,514	$(848)	$3,235	$3,013	$40,914
Liabilities:
CLO debt	$(252,822)	$—	$—	$(15,059)	$(267,881)
Total realized and unrealized gains (losses), net				$(12,046)

	Value as of March 31, 2011	Purchases	Sales	Transfers	Realized and unrealized gains/(losses), net	Value as of December 31, 2011
Assets:
Hedge funds	$34,272	$14,493	$(26,461)	$—	$4,243	$26,547
Private equity funds	17,879	3,974	—	—	2,018	23,871
	$52,151	$18,467	$(26,461)	$—	$6,261	$50,418
Liabilities:
CLO debt	$(278,320)	$—	$—	$—	$12,842	$(265,478)
Total realized and unrealized gains (losses), net					$19,103

	Value as of March 31, 2010	Purchases, sales, issuances and settlements, net	Transfers (1)	Realized and unrealized gains/(losses), net	Value as of December 31, 2010
Assets:
Hedge funds	$12,374	$2,540	$5,862	$4,518	$25,294
Private equity funds	13,692	2,655	—	(727)	15,620
	$26,066	$5,195	$5,862	$3,791	$40,914
Liabilities:
CLO debt	$—	$—	$(249,668)	$(18,213)	$(267,881)
Total realized and unrealized gains (losses), net				$(14,422)

(1)	Transfers into Level 3 for the nine months ended December 31, 2010, primarily represent liabilities recorded upon the initial consolidation of investment vehicles.

Realized and unrealized gains and losses recorded for Level 3 assets and liabilities of CIVs are included in Other non-operating income of CIVs on the Consolidated Statements of Income. Total unrealized gains for Level 3 investments and liabilities of CIVs relating only to those assets and liabilities still held at the reporting date were $2,192 and $(12,331) for the three months ended December 31, 2011 and 2010, respectively. Total unrealized gains (losses) for Level 3 investments and liabilities of CIVs relating only to those assets and liabilities still held at the reporting date were $13,127 and $(14,415) for the nine months ended December 31, 2011 and 2010, respectively.

There were no significant transfers between Levels 1 and 2 during the nine months ended December 31, 2011 and 2010.

The NAV values used as a practical expedient by CIVs have been provided by the investees and have been derived from the fair values of the underlying investments as of the reporting date.  The following table summarizes, as of December 31, 2011, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized.

Category of Investment	Investment Strategy	Fair Value Determined Using NAV		Unfunded Commitments	Remaining Term
Hedge funds	Global, fixed income, macro, long/short equity, systematic, emerging market, U.S. and European hedge	$36,890	(1)	n/a	n/a
Private equity funds	Long/short equity	23,871	(2)	$9,610	8 years
Total		$60,761		$9,610
 n/a – not applicable

(1)	4% daily redemption; 6% monthly redemption; 19% quarterly redemption; and 71% subject to three to five year lock-up or side pocket provisions.

(2)	Liquidations are expected over the remaining term.

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

The following table presents the fair value and unpaid principal balance of CLO loans, bonds and debt carried at fair value under the fair value option as of December 31, 2011, and March 31, 2011:

	December 31, 2011	March 31, 2011
CLO loans and bonds
Unpaid principal balance	$279,624	$299,044
Unpaid principal balance in excess of fair value	(12,842)	(4,283)
Fair value	$266,782	$294,761

Unpaid principal balance of loans that are more than 90 days past due and also in nonaccrual status	$2,963	$4,963
Unpaid principal balance in excess of fair value for loans that are more than 90 days past due and also in nonaccrual status	(1,132)	(2,837)
Fair value of loans more than 90 days past due and in nonaccrual status	$1,831	$2,126

CLO debt
Principal amounts outstanding	$300,959	$300,959
Excess unpaid principal over fair value	(35,481)	(22,639)
Fair value	$265,478	$278,320

During the three and nine months ended December 31, 2011, total gains of $7,277 and $2,726, respectively, were recognized in Other non-operating income of CIVs in the Consolidated Statements of Income related to assets and liabilities for which the fair value option was elected. During the three and nine months ended December 31, 2010, total losses of $9,545 and $11,131, respectively, were recognized in Other non-operating income of CIVs in the Consolidated Statements of Income related to assets and liabilities for which the fair value option was elected. For CLO loans and CLO debt measured at fair value, substantially all of the estimated gains and losses included in earnings for the three and nine months ended December 31, 2011, were attributable to instrument specific credit risk due to the widened credit spreads for these instruments during the current periods. Specifically, overall credit spreads for the CLO debt across the entire capital structure widened due to a general credit curve steepening that occurred during the nine months ended December 31, 2011.

The CLO debt bears interest at variable rates based on LIBOR plus a pre-defined spread, which ranges from 25 basis points to 400 basis points.  All outstanding debt matures on July 15, 2018.

Total derivative liabilities of CIVs of $3,998 as of December 31, 2011, and total derivative assets and liabilities of CIVs of $170 and $14,297, respectively, as of March 31, 2011, are primarily recorded in Other liabilities of CIVs.  Gains and (losses) of $491 and $(552), respectively, for the three months ended December 31, 2011, and $54,477 and $(47,388), respectively, for the nine months ended December 31, 2011, related to derivative assets and liabilities of CIVs are included in Other non-operating income of CIVs.  Gains and (losses) of $5,725 and $(7,394), respectively, for the three months ended December 31, 2010, and $11,603 and $(15,648), respectively, for the nine months ended December 31, 2010, related to derivative assets and liabilities of CIVs are included in Other non-operating income (expense) of CIVs. There is no risk to Legg Mason in relation to the derivative assets and liabilities of the CIVs in excess of its investment in the funds, if any.

As of December 31, 2011, and March 31, 2011, for VIEs in which Legg Mason holds a significant variable interest or is the sponsor and holds a variable interest, but for which it was not the primary beneficiary, Legg Mason’s carrying value, the related VIE assets and liabilities and maximum risk of loss were as follows:

	As of December 31, 2011
	VIE Assets Not Consolidated	VIE Liabilities Not Consolidated	Equity Interests on the Consolidated Balance Sheet	Maximum Risk of Loss (1)
CLO	$394,435	$366,435	$—	$449
Public-Private Investment Program	554,570	2,878	232	375
Other sponsored investment funds	16,430,529	2,048	67,359	103,584
Total	$17,379,534	$371,361	$67,591	$104,408

	As of March 31, 2011
	VIE Assets Not Consolidated	VIE Liabilities Not Consolidated	Equity Interests on the Consolidated Balance Sheet	Maximum Risk of Loss (1)
CLO	$382,692	$354,692	$—	$196
Public-Private Investment Program	692,488	2,002	290	290
Other sponsored investment funds	20,241,752	16,771	83,480	121,899
Total	$21,316,932	$373,465	$83,770	$122,385

(1)	Includes equity investments the Company has made or is required to make and any earned but uncollected management fees.

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

•
The investment performance of our asset management products and services compared to their benchmarks and to the performance of competitive products for the trailing 1-year, 3-year, 5-year, and 10-year periods.

•	Our AUM, the components of the changes in our AUM amid continued market uncertainty, the long-term trend of outflows in AUM, and the resulting impact of changes in AUM on our revenues.

•	A corporate center that delivers strategic value

•	Management of expenses, including the successful completion of our business model streamlining initiative.

•	The amount of excess capital we generate, and deployment of that capital through share repurchases, investments in proprietary fund products, and dividends.

•	Promote revenue growth through strategic marketing of products to institutional clients, supported by retail and instividual distribution globally.

•	A balanced portfolio across asset classes, geographies and channels

•	Our ending and average asset mix, focusing on higher-yielding assets in both equity and fixed income.

•	The impact of unfavorable global market conditions during the nine months ended December 31, 2011.

The following discussion and analysis provides additional information regarding our financial condition and results of operations.

Business Environment
During the three months ended December 31, 2011, the financial environment in the United States began to recover from concerns regarding economic issues related to the European debt crisis and the unprecedented downgrade to the U.S. credit rating in the September 2011 quarter, which resulted in a decline in the equity markets over the nine months ended December 31, 2011. As a result, while all major U.S. equity market indices increased during the three months ended December 31, 2011, it was not enough to offset the overall decrease of the indices for the nine months ended December 31, 2011; all major U.S. equity market indices declined during the nine months ended December 31, 2011. Both the Barclays Capital U.S. Aggregate Bond Index and the Barclays Capital Global Aggregate Bond Index increased over the periods. Details are illustrated in the following table:

	% Change as of and for the three months ended December 31:		% Change as of and for the nine months ended December 31:
Indices(1)	2011	2010	2011	2010
Dow Jones Industrial Average	11.95%	7.32%	(0.83)%	6.64%
S&P 500	11.15%	10.20%	(5.15)%	7.54%
NASDAQ Composite Index	7.86%	12.00%	(6.33)%	10.63%
Barclays Capital U.S. Aggregate Bond Index	1.12%	(1.30)%	7.39%	4.68%
Barclays Capital Global Aggregate Bond Index	0.23%	(1.33)%	4.34%	5.83%

[1]	Indices are trademarks of Dow Jones & Company, McGraw-Hill Companies, Inc., NASDAQ Stock Market, Inc., and Barclays Capital, respectively, which are not affiliated with Legg Mason.

During the quarter ended December 31, 2011, the Federal Reserve Board held the federal funds rate at 0.25%. We expect economic challenges to persist and therefore cannot predict how these uncertainties will impact our results.

Quarter Ended December 31, 2011, Compared to Quarter Ended December 31, 2010

Assets Under Management
The components of the changes in our AUM (in billions) for the three months ended December 31, were as follows:

	2011	2010
Beginning of period	$611.8	$673.5
Investment funds, excluding liquidity funds
Subscriptions	10.1	12.0
Redemptions	(12.0)	(11.7)
Separate account flows, net	(10.0)	(17.7)
Liquidity fund flows, net	10.6	0.7
Net client cash flows	(1.3)	(16.7)
Market performance and other (1)	17.6	15.0
Dispositions	(1.1)	—
End of period	$627.0	$671.8
(1) Includes impact of foreign exchange, reinvestment of dividends, and other.

In the last three months, AUM increased 2%, or $15.2 billion, from $611.8 billion at September 30, 2011, to $627.0 billion at December 31, 2011. The increase in AUM was primarily attributable to market performance and other of $17.6 billion, driven by equity markets. Net outflows of $1.3 billion consisted of $7.1 billion and $4.9 billion of outflows in the fixed income and equity asset classes, respectively, significantly offset by net liquidity inflows of $10.7 million. Fixed income outflows were primarily in products managed by Western Asset Management Company ("Western Asset"), and equity outflows were primarily at Royce & Associates (“Royce”), ClearBridge Advisors LLC ("ClearBridge"), and Legg Mason Capital Management, LLC (“LMCM”).

AUM at December 31, 2011, was $627.0 billion, a decrease of $44.8 billion or 6.7% from December 31, 2010. The decrease in AUM was attributable to net client outflows of $31.2 billion and dispositions of $22.9 billion, slightly offset by market appreciation and other of $9.3 billion. The majority of outflows were in fixed income asset classes and equity asset classes of $22.4 billion and $17.6 billion, respectively, with liquidity inflows of $8.8 billion. The majority of fixed income outflows were in products managed by Western Asset. With the exception of the June 2011 quarter, we have experienced outflows in our fixed income asset class since fiscal 2008. Equity outflows were primarily at LMCM, ClearBridge, and Batterymarch Financial Management, Inc. ("Batterymarch"). We generally earn higher fees and profits on equity AUM, and outflows in this asset class will more negatively impact our revenues and net income than would outflows in other asset classes. Due in part to investment performance issues, we have experienced outflows in our equity asset class since fiscal 2007, other than the quarter ended June 30, 2010.

During the first quarter of fiscal 2012, Morgan Stanley Smith Barney ("MSSB") amended certain historical Smith Barney brokerage programs providing for investment in liquidity funds that our asset managers manage that resulted in a reduction of approximately $20 billion in liquidity AUM during the nine months ended December 31, 2011. As a significant portion of the management fees generated by these assets were being waived prior to the disposition, the disposition of this liquidity AUM resulted in a relatively small reduction in operating revenue of $14.4 million and $41.7 million, net of related fee waivers, in the three and nine months ended December 31, 2011, respectively, as compared to the three and nine months ended December 31, 2010. The disposition of this AUM also resulted in reductions in distribution and servicing expenses in the three and nine months ended December 31, 2011, as compared to the three and nine months ended December 31, 2010. We expect the amendments to result in an additional $7 billion in liquidity assets being transferred over the next seven months.

AUM by asset class (in billions) as of December 31, was as follows:

	2011	% of Total	2010	% of Total	% Change
Equity	$153.3	24.5%	$184.2	27.4%	(16.8)%
Fixed Income	352.6	56.2	355.8	53.0	(0.9)
Liquidity	121.1	19.3	131.8	19.6	(8.1)
Total	$627.0	100.0%	$671.8	100.0%	(6.7)%

The component changes in our AUM by asset class (in billions) for the three months ended December 31, 2011, were as follows:

	Equity	Fixed Income	Liquidity	Total
September 30, 2011	$144.9	$355.5	$111.4	$611.8
Investment funds, excluding liquidity funds
Subscriptions	4.2	5.9	—	10.1
Redemptions	(7.4)	(4.6)	—	(12.0)
Separate account flows, net	(1.7)	(8.4)	0.1	(10.0)
Liquidity fund flows, net	—	—	10.6	10.6
Net client cash flows	(4.9)	(7.1)	10.7	(1.3)
Dispositions	—	—	(1.1)	(1.1)
Market performance and other	13.3	4.2	0.1	17.6
December 31, 2011	$153.3	$352.6	$121.1	$627.0

Average AUM by asset class (in billions) for the three months ended December 31, was as follows:

	2011	% of Total	2010	% of Total	% Change
Equity	$153.4	24.7%	$175.7	26.1%	(12.7)%
Fixed Income	353.9	56.9%	364.9	54.3%	(3.0)%
Liquidity	114.7	18.4%	131.8	19.6%	(13.0)%
Total	$622.0	100.0%	$672.4	100.0%	(7.5)%

Investment Performance(1)
Investment performance as of December 31, 2011 was generally positive. The economic intervention by central banks in Europe, some positive U.S. economic news, and investors' willingness to take on more risk resulted in a positive equity market, as measured by the Wilshire 5000 Index gaining 12.02% for the three months ended December 31, 2011. The best performing equity sector was energy as measured by the S&P 500 Energy Index returning 18.20% for the three months ended December 31, 2011.

In the fixed income markets, economic data suggested the economy was slowly gaining steam although uncertainty from the

European debt crisis contributed to periodic flights-to-safety. Yield curve results were mixed with the long-end steepening while the short-end flattened. The best performing fixed income sector was High Yield as measured by the Barclays U.S. High Yield Index returning 6.46% for the three months ended December 31, 2011.

The following table presents a summary of the percentage of our marketed composite assets(2) that outpaced their benchmarks as of December 31, 2011 and 2010, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of December 31, 2011				As of December 31, 2010
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (includes liquidity)	41%	81%	52%	84%	74%	74%	71%	89%
Equity	47%	58%	65%	76%	36%	64%	64%	80%
Fixed income	16%	84%	29%	80%	83%	69%	63%	88%

The following table presents a summary of the percentage of our U.S. mutual fund assets(3) that outpaced their Lipper category averages as of December 31, 2011 and 2010, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of December 31, 2011				As of December 31, 2010
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total long-term	64%	73%	77%	73%	45%	75%	72%	73%
Equity	54%	66%	73%	70%	42%	75%	71%	70%
Fixed income	79%	82%	86%	84%	51%	78%	78%	85%

(1)	Index performance in this section includes reinvestment of dividends and capital gains.

(2)
A composite is an aggregation of discretionary portfolios (separate accounts and investment funds) into a single group that represents a particular investment objective or strategy. Each of our asset managers has its own specific guidelines for including portfolios in their marketed composites. Assets under management that are not managed in accordance with the guidelines are not included in a composite. As of December 31, 2011 and 2010, 89% and 89% of our equity assets under management and 88% and 90% of our fixed income assets under management, respectively, were in marketed composites.

(3)
Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of December 31, 2011 and 2010, the U.S. long-term mutual fund assets represented in the data accounted for 17% of our total assets under management. The performance of our U.S. long-term mutual fund assets is included in the marketed composites.

Business Model Streamlining Initiative
In May 2010, we announced an initiative to streamline our business model to drive increased profitability and growth that primarily involves transitioning certain shared services to our investment affiliates which are closer to the actual client relationships.  We project that the initiative will result in approximately $140 million in expense savings that will be fully realized on an annualized basis by the fourth quarter of fiscal 2012.  These expense savings consist of (i) approximately $80 million in compensation and benefits cost reductions primarily from eliminating positions in certain corporate shared services functions as a result of transitioning such functions to the affiliates, and charging affiliates for other centralized services that will continue to be provided to them without any corresponding adjustment in affiliates' revenue sharing or other compensation arrangements; (ii) approximately $50 million in non-compensation costs from eliminating and streamlining activities in our corporate and distribution business units, including savings associated with consolidating office space; and (iii) approximately $10 million from our global distribution group sharing in certain affiliate revenues from retail assets under management without any corresponding adjustment in revenue sharing or other compensation arrangements.

The initiative has involved $125.6 million in transition-related costs that primarily included charges for employee termination benefits and incentives to retain employees during the transition period.  The transition-related costs have also included charges for consolidating leased office space, early contract terminations, accelerated depreciation of fixed assets, asset disposals and professional fees. During the three and nine months ended December 31, 2011, transition-related costs totaled $42.3 million and $71.2 million, respectively. Substantially all of the costs have been accrued as of December 31, 2011, except for approximately $3 million, primarily relating to compensation expense, which is expected to be incurred in the quarter ended March 31, 2012. On June 30, 2011, we concluded a significant phase of our business streamlining initiative, which included the transition of shared services to our affiliates and our second major reduction-in-force, resulting in the largest headcount reduction under the streamlining initiative. Due to the completion of these activities, we achieved total quarterly estimated transition-related savings of approximately $26 million in both the September 2011 and December 2011 quarters, when compared to expense levels in periods prior to the commencement of the streamlining initiative.  On December 31, 2011, we concluded our third major reduction-in-force under the business streamlining initiative. A majority of the estimated transition-related savings were incremental to the three and nine months ended December 31, 2010, and are explained, where applicable, in the results of operations discussion to follow. We expect the amount of total quarterly savings to increase to approximately $35 million by the fourth quarter of fiscal 2012 w hen compared to similar expenses prior to the commencement of the streamlining initiative.

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

Results of Operations
In accordance with financial accounting standards on consolidation, we consolidate and separately identify certain sponsored investment vehicles, the most significant of which is a collateralized loan obligation entity (“CLO”).  The consolidation of these investment vehicles has no impact on Net Income Attributable to Legg Mason, Inc. and does not have a material impact on our consolidated operating results.  We also hold investments in certain consolidated sponsored investment funds and the change in the value of these investments, which is recorded in Other non-operating income (expense), is reflected in our Net Income, and amounts allocated to noncontrolling interests.  The impact of the consolidation of investment vehicles is presented in our “Consolidated Statements of Income, Excluding Consolidated Investment Vehicles” (See Supplemental Non-GAAP Financial Information).  Also, see Note 12 of Notes to Consolidated Financial Statements for additional information regarding the consolidation of investment vehicles.

Operating Revenues
Total operating revenues in the quarter ended December 31, 2011, were $627.0 million, a decrease of 13.2% from $721.9 million in the prior year quarter, primarily as a result of a 7% decrease in average AUM and a decline in performance fees. Also contributing to the decrease was the impact of a decrease in average AUM revenue yields, from 34.8 basis points in the three months ended December 31, 2010, to 34.4 basis points in the three months ended December 31, 2011. The previously discussed disposition of liquidity AUM related to the MSSB relationship resulted in a relatively small reduction in operating revenues of $14.4 million, net of related fee waivers, in the December 2011 quarter, as compared to the December 2010 quarter, as a significant portion of the management fees generated by these assets were being waived prior to the disposition.

Investment advisory fees from separate accounts decreased $18.6 million, or 9.0%, to $187.6 million.  Of this decrease, $13.1 million was the result of lower average equity assets managed by Batterymarch, LMCM, ClearBridge, and Brandywine, and $3.2 million was primarily due to the divestiture of a Singapore-based asset manager in the March 2011 quarter.  These decreases were offset in part by an increase of $2.4 million due to higher average fixed income assets managed by Brandywine.

Investment advisory fees from funds decreased $32.7 million, or 8.5%, to $351.6 million.  Of this decrease, $15.9 million, net of related fee waivers, was due to lower average liquidity assets managed at Western Asset, primarily as a result of the disposition of liquidity AUM related to our MSSB relationship. Additionally, $15.4 million of this decrease was the result of lower equity assets managed by The Permal Group, Ltd. ("Permal") and LMCM. These decreases were offset in part by a $4.9 million increase due to higher fixed income assets managed by Western Asset.

Performance fees decreased $28.5 million, or 82.4%, to $6.1 million, primarily as a result of lower performance fees earned on assets managed at Permal and Western Asset, offset slightly by an increase in performance fees earned on assets managed at Brandywine.

Distribution and servicing fees decreased $14.8 million, or 15.5%, to $80.7 million, due to a decline in average mutual fund AUM subject to distribution and servicing fees, the impact of increased fee waivers related to liquidity funds managed by Western Asset, and the impact of the previously discussed disposition of liquidity AUM related to the MSSB relationship.

Operating Expenses
Total compensation and benefits decreased $46.0 million to $263.2 million.  Transition-related compensation decreased $9.9 million to $8.8 million, and represents accruals for severance and retention costs related to our business streamlining initiative. Compensation and benefits, excluding transition-related compensation, decreased $36.0 million, or 12.4%, to $254.4 million.  This decrease was primarily driven by a $27.5 million net decrease in revenue share-based incentive compensation, a $12.4 million decrease in corporate compensation primarily resulting from headcount reductions related to our business streamlining initiative, and a $3.8 million reduction in compensation due to costs transferred to affiliates, also in connection with our business streamlining initiative. There was also a decrease in deferred compensation and revenue share-based incentive obligations of $6.9 million resulting from reduced net market gains on assets invested for deferred compensation plans and seed capital investments, which are offset by gains in Other non-operating income (expense). These decreases were offset in part by an increase in incentives from changes in an expense reimbursement arrangement with Western Asset and an increase in non-cash amortization expense associated with certain deferred compensation awards totaling $17.8 million, as well as additional costs of approximately $4.3 million associated with market-based compensation increases among retained staff and new hires, primarily in our global distribution group, to support on-going growth initiatives.

Compensation as a percentage of operating revenues decreased to 42.0% in the December 2011 quarter compared to 42.8% in the prior year quarter primarily as a result of the decline of transition-related compensation. This decrease was offset in part by the impact of the change in the expense reimbursement arrangement with Western Asset.

Distribution and servicing expenses decreased 20.9% to $148.3 million, primarily as a result of a decrease in average AUM in certain products for which we pay fees to third-party distributors, $8.9 million of structuring fees related to a closed-end fund launch in the prior year quarter, and the previously discussed disposition of liquidity AUM related to the MSSB relationship.

Communications and technology expense increased 10.3% to $43.5 million, principally driven by increases in technology outsourcing, market data and other data processing costs totaling $6.0 million, primarily incurred as a result of our business streamlining initiative. These increases were offset in part by $1.7 million in cost savings as a result of our streamlining changes, including reduced depreciation of technology hardware and software and consulting fees.

Occupancy expense increased 51.4% to $56.4 million due to a $14.0 million net increase in lease reserves recorded in the current quarter, primarily related to permanently abandoning certain office space as a part of our business streamlining initiative. In addition, there was a $10.3 million increase as a result of the acceleration of depreciation related to space permanently abandoned in the current quarter, also related to our business streamlining initiative. These increases were offset in part by the write-off in the prior year quarter of a $4.1 million real estate escrow deposit, as well as $1.7 million in cost savings, both as a result of our business streamlining initiative.

Amortization of intangible assets remained essentially flat at $4.9 million.

Other expenses increased $5.5 million to $51.4 million, primarily as a result of a $5.8 million increase in expense reimbursements paid to certain mutual funds and a $1.4 million loss from the disposal of fixed assets due to our business streamlining initiative. These increases were offset in part by $1.5 million of foreign currency gains.

Non-Operating Income (Expense)
Interest income increased 16.7% to $2.6 million, driven by slightly higher average yields earned on investment balances.

Interest expense decreased 2.5% to $21.8 million, due to the retirement of our Equity Units during the June 2011 quarter, which reduced interest expense by $1.4 million. This decrease was offset in part by a $0.6 million increase in interest expense related to our convertible notes.

Other income (expense) decreased $18.6 million to $0.3 million, primarily as a result of $19.1 million in net market losses on investments in proprietary fund products, which were partially offset by compensation decreases discussed above.

Other non-operating income (expense) of consolidated investment vehicles (“CIVs”) increased $15.9 million to income of $7.4 million, primarily due to net market gains on investments of a CIV.

Income Tax Expense
The income tax expense was $12.6 million compared to $33.8 million in the prior year quarter. The effective tax rate was 26.4% for the quarter ended December 31, 2011, compared to an effective tax rate of 38.8% in the prior year quarter. The decrease in the effective tax rate is primarily attributable to proportionately more income in lower tax rate jurisdictions in the current quarter, as well as the impact of losses of CIVs in the prior year quarter for which there was no tax benefit. The effective tax rate, excluding the impact of CIVs, was 30.9% for the three months ended December 31, 2011, compared to an effective tax rate of 35.4% for the three months ended December 31, 2010.

Net Income Attributable to Legg Mason, Inc.
Net Income Attributable to Legg Mason, Inc., hereafter referred to as “Net Income”, for the three months ended December 31, 2011, totaled $28.1 million, or $0.20 per diluted share, compared to $61.6 million, or $0.41 per diluted share, in the prior year quarter.  The decrease in Net Income was primarily due to the net impact of decreased operating revenues, the increase in occupancy expense, and an increase in incentives from changes in an expense reimbursement arrangement with Western Asset, as previously discussed. These decreases were offset in part by a decrease in corporate compensation costs due to our business streamlining initiative, as previously discussed. Adjusted Income (see Supplemental Non-GAAP Financial Information) decreased to $76.8 million, or $0.55 per diluted share, for the quarter ended December 31, 2011, from $110.3 million, or $0.73 per diluted share, in the prior year quarter, primarily due to the decrease in Net Income, as previously discussed. Operating margin decreased to 9.5%

from 13.4% in the prior year quarter. Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information), for the three months ended December 31, 2011 and 2010, was 21.7% and 24.3%, respectively.

Nine Months Ended December 31, 2011, Compared to Nine Months Ended December 31, 2010

Assets Under Management
The components of the changes in our AUM (in billions) for the nine months ended December 31, were as follows:

	2011	2010
Beginning of period	$677.6	$684.5
Investment funds, excluding liquidity funds
Subscriptions	34.9	36.3
Redemptions	(39.7)	(32.1)
Separate account flows, net	(27.8)	(42.3)
Liquidity fund flows, net	10.0	(14.4)
Net client cash flows	(22.6)	(52.5)
Market performance and other (1)	(7.2)	39.8
Dispositions	(20.8)	—
End of period	$627.0	$671.8
(1) Includes impact of foreign exchange, reinvestment of dividends, and other.

In the last nine months, AUM decreased by $50.6 billion, or 7.5%, from $677.6 billion at March 31, 2011, to $627.0 billion at December 31, 2011. The decrease in AUM was primarily attributable to long-term asset net outflows of $32.2 billion, dispositions of $20.8 billion, and market depreciation and other of $7.2 billion. Net inflows from liquidity funds were $10.0 billion.  The majority of dispositions were in liquidity assets, $19.5 billion, which resulted from the amendment of historical Smith Barney brokerage programs discussed above. There were also $1.3 billion in dispositions from the divestiture of a small affiliate.  Long-term asset net outflows from equity and fixed income classes were $16.4 billion and $15.8 billion, respectively. Equity outflows were primarily at LMCM, ClearBridge, Batterymarch, and Royce.  Fixed income outflows were primarily at Western Asset.

The component changes in our AUM by asset class (in billions) for the nine months ended December 31, 2011, were as follows:

	Equity	Fixed Income	Liquidity	Total
March 31, 2011	$189.6	$356.6	$131.4	$677.6
Investment funds, excluding liquidity funds
Subscriptions	16.8	18.1	—	34.9
Redemptions	(24.1)	(15.6)	—	(39.7)
Separate account flows, net	(9.1)	(18.3)	(0.4)	(27.8)
Liquidity fund flows, net	—	—	10.0	10.0
Net client cash flows	(16.4)	(15.8)	9.6	(22.6)
Dispositions	(1.1)	(0.2)	(19.5)	(20.8)
Market performance and other	(18.8)	12.0	(0.4)	(7.2)
December 31, 2011	$153.3	$352.6	$121.1	$627.0

Average AUM by asset class (in billions) for the nine months ended December 31, was as follows:

	2011	% of Total	2010	% of Total	% Change
Equity	$170.2	26.3%	$169.6	25.4%	0.4%
Fixed Income	360.6	55.7%	363.8	54.5%	(0.9)%
Liquidity	116.2	18.0%	134.4	20.1%	(13.5)%
Total	$647.0	100.0%	$667.8	100.0%	(3.1)%

Operating Revenues
Total operating revenues in the nine months ended December 31, 2011, were $2.01 billion, a decrease of 2.7% from $2.07 billion in the prior year period, mostly due to a 3% decrease in average AUM and a decrease in performance fees. This decrease was offset in part by an increase in average AUM revenue yields, from 33.9 basis points in the nine months ended December 31, 2010, to 35.2 basis points in the nine months ended December 31, 2011, resulting from a more favorable average asset mix. The previously discussed disposition of liquidity AUM related to the MSSB relationship resulted in a relatively small reduction in operating revenues of $41.7 million, net of related fee waivers, in the nine months ended December 31, 2011, as compared to the nine months ended December 31, 2010, as a significant portion of the management fees generated by these assets were being waived prior to the disposition.

Investment advisory fees from separate accounts decreased $23.0 million, or 3.8%, to $588.4 million.  Of this decrease, $17.4 million was the result of lower average equity assets managed by LMCM, Brandywine, Legg Mason Investment Counsel & Trust Company ("LMIC"), and Royce, and $5.8 million was primarily due to the divestiture of a Singapore-based asset manager in March 2011. These decreases were offset in part by a $4.9 million increase due to higher average fixed income assets managed by Brandywine.

Investment advisory fees from funds increased $34.0 million, or 3.1%, to $1.1 billion.  Of this increase, $49.4 million was the result of higher average equity assets managed by Royce and ClearBridge, and $32.9 million was the result of higher average fixed income assets primarily managed at Western Asset. These increases were offset in part by a decrease of $40.3 million, net of related fee waivers, due to lower average liquidity assets managed at Western Asset, primarily as a result of the previously discussed disposition of liquidity AUM related to our MSSB relationship. Additionally, the increases were offset in part by a $12.9 million decrease as the result of lower average equity assets managed by LMCM.

Performance fees decreased $42.2 million, or 54.9%, to $34.7 million, primarily as a result of lower fees earned on assets managed at Permal and Western Asset.

Distribution and servicing fees decreased $25.6 million, or 9.0%, to $258.5 million, due to the disposition of the liquidity AUM related to the MSSB relationship, as well as a decline in average mutual fund AUM subject to distribution and servicing fees.

Operating Expenses
Total compensation and benefits decreased $28.9 million to $845.0 million.  Transition-related compensation remained relatively flat at $32.6 million and represents accruals for severance and retention costs related to our business streamlining initiative. Compensation and benefits, excluding transition-related compensation, decreased $29.0 million, or 3.4%, to $812.4 million, primarily driven by a decrease in deferred compensation and revenue share-based incentive obligations of $41.0 million resulting from net market losses on assets invested for deferred compensation plans and seed capital investments, which are offset by net losses in Other non-operating income (expense), as well as a $34.1 million decrease in corporate compensation, primarily due to headcount reductions resulting from our business streamlining initiative. Additionally, there was a $24.7 million net decrease in revenue share-based incentive compensation. These decreases were offset in part by an increase in incentives from changes in an expense reimbursement arrangement with Western Asset and an increase in non-cash amortization expense associated with certain deferred compensation awards totaling $55.9 million, as well as additional costs of approximately $15.5 million associated with market-based compensation increases among retained staff and new hires, primarily in our global distribution group, to support on-going growth initiatives.

Compensation as a percentage of operating revenues for the nine months ended December 31, 2011, remained relatively flat at 42.0%, in comparison to 42.2% in the prior year period, as the decreases related to net market losses on assets invested for deferred compensation plans and seed capital investments were offset by the impact of the change in the expense reimbursement arrangement with Western Asset.

Distribution and servicing expenses decreased 9.0% to $489.4 million. The decrease was principally driven by the previously discussed disposition of liquidity AUM related to the MSSB relationship. Additionally, the decrease was due to a $13.9 million decrease in structuring fees related to closed-end fund launches.

Communications and technology expense increased 5.8% to $125.5 million, principally driven by increases in technology outsourcing, market data, consulting fees and other data processing costs totaling $13.7 million, primarily incurred as a result of our business streamlining initiative. These increases were offset in part by $6.7 million in cost savings as a result of our streamlining changes, including reduced depreciation of technology hardware and software and consulting fees.

Occupancy expense increased 20.0% to $125.3 million, primarily due to a $13.1 million net increase in lease reserves recorded in the current period, primarily related to permanently abandoning certain office space as part of our business streamlining initiative. In addition, there was a $10.3 million increase as a result of the acceleration of depreciation related to space permanently abandoned in the current period, also related to our business streamlining initiative. This increase was offset in part by the write-off of a $4.1 million real estate escrow deposit related to our business streamlining initiative in the prior year period.

Amortization of intangible assets remained essentially flat at $16.0 million.

Other expenses increased $15.2 million to $146.2 million, primarily as a result of a $9.3 million increase in expense reimbursements paid to certain mutual funds, a $2.3 million increase in travel, entertainment and advertising costs, and a $2.3 million increase in professional fees.

Non-Operating Income (Expense)
Interest income increased 39.1% to $8.6 million, driven by higher yields earned on investment balances.

Interest expense decreased 5.5% to $65.8 million, as a result of the retirement of our Equity Units during the June 2011 quarter, which reduced interest expense by $2.7 million, a $1.4 million reduction in interest expense due to the termination of a lease related to the business streamlining initiative, and a reduction in interest accruals for uncertain tax positions of $1.3 million. These decreases were offset in part by a $1.8 million increase in interest expense related to our convertible notes.

Other income (expense) decreased $76.5 million to an expense of $31.8 million, primarily as a result of $59.4 million in net market losses on investments in proprietary fund products, which were partially offset by compensation decreases discussed above, and $19.8 million in unrealized market losses on assets invested for deferred compensation plans, which were substantially offset by corresponding decreases described above.

Other non-operating income of consolidated investment vehicles increased $22.0 million, to income of $15.6 million, primarily due to net market gains on investments of certain CIVs.

Income Tax Expense
The provision for income taxes was $38.9 million compared to $87.6 million in the prior year period. During the period ended December 31, 2011, the United Kingdom ("U.K.") Finance Act 2011 (the "Act") was enacted. The Act reduced the main U.K. corporate income tax rate from 27% to 26% effective April 1, 2011, and to 25% effective April 1, 2012. The impact of the tax rate changes on certain existing deferred tax liabilities resulted in a tax benefit of $18.3 million in the current period. The prior year period also included a similar tax benefit of $8.9 million on the revaluation of deferred tax liabilities. The effective tax rate was 20.1% for the nine months ended December 31, 2011, compared to 33.4% in the prior year period.  Changes in the U.K. tax rate impacted the effective tax rate by 9.5 percentage points in the nine months ended December 31, 2011, and 3.4 percentage points in the prior year period. In addition, the decrease in the effective tax rate is also attributable to proportionately more income in lower tax rate jurisdictions in the current period, as previously mentioned, and the impact of losses of CIVs in the prior year period for which there was no tax benefit. The effective tax rate, excluding the impact of CIVs, was approximately 21.1% for the nine months ended December 31, 2011, and 32.1% for the nine months ended December 31, 2010.

Net Income Attributable to Legg Mason, Inc.
Net Income for the nine months ended December 31, 2011, totaled $144.7 million, or $1.00 per diluted share, compared to $184.9 million, or $1.20 per diluted share, in the prior year period.  The decrease in Net Income was primarily due to an increase in incentive compensation from changes in an expense reimbursement arrangement with Western Asset, the impact of net market losses on proprietary fund products and assets invested for deferred compensation plans which are not offset in compensation and benefits, and the increase in occupancy expense due to permanently abandoning certain office space as a result of our business streamlining initiative, as previously discussed. These decreases were offset in part by the net impact of the decrease in corporate compensation costs due to our business streamlining initiative and the impact of the U.K. tax rate adjustment, as previously discussed. Adjusted Income (see Supplemental Non-GAAP Financial Information) decreased to $273.4 million, or $1.89 per diluted share, for the nine months ended December 31, 2011, from $321.6 million, or $2.08 per diluted share, in the prior year period, primarily due to the decrease in Net Income, as previously discussed, excluding the impact of the U.K. tax rate adjustment. Operating margin decreased to 13.2% from 13.9% in the prior year period. Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information), for the nine months ended December 31, 2011 and 2010, was 21.3% and 23.2%, respectively.

Quarter Ended December 31, 2011 Compared to Quarter Ended September 30, 2011

Results of Operations
Net Income for the three months ended December 31, 2011, was $28.1 million, or $0.20 per diluted share, compared to $56.7 million, or $0.39 per diluted share, in the three months ended September 30, 2011. Operating revenues decreased 6.4% from $669.9 million in the three months ended September 30, 2011, to $627.0 million in the December 2011 quarter, reflecting a 3% decline in average AUM, a less favorable average asset mix and a $3.9 million decrease in performance fees. The decrease was also due to the impact of a decrease in average AUM revenue yields, from 35.3 basis points in the quarter ended September 30, 2011, to 34.4 basis points in the quarter ended December 31, 2011. Operating expenses increased 0.8%, from $563.0 million in the September quarter to $567.7 million in the December quarter, primarily due to a $20.7 million increase in occupancy expense, primarily consisting of transition-related costs. This increase was substantially offset by a reduction in distribution and servicing expenses as a result of a decrease in average AUM, as well as a $3.5 million decrease in transition-related compensation and benefits. Other non-operating expense decreased $39.5 million, primarily due to a $15.9 million increase due to net market gains on assets invested for deferred compensation plans and seed capital investments, reduced net market losses on investments in proprietary fund products, and net market gains related to CIVs.  Adjusted Income (see Supplemental Non-GAAP Financial Information) was $76.8 million, or $0.55 per diluted share, for the December quarter, compared to $87.6 million, or $0.61 per diluted share, in the September quarter.  Operating margin was 9.5% in the December 2011 quarter compared to 16.0% in the September 2011 quarter.  Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information), for the three months ended December 31, 2011, and September 30, 2011, was 21.7% and 21.3%, respectively.

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

The following tables present a reconciliation of our Consolidated Statements of Income presented on a GAAP basis to our Consolidated Statements of Income, Excluding Consolidated Investment Vehicles for the three months ended December 31, 2011 and 2010, and September 30, 2011, and the nine months ended December 31, 2011 and 2010:

	Three Months Ended December 31,
	2011			2010
	GAAP Basis	CIVs	Non-GAAP Basis - Excluding CIVs	GAAP Basis	CIVs	Non-GAAP Basis - Excluding CIVs
Total operating revenues	$626,978	$753	$627,731	$721,928	$1,159	$723,087
Total operating expenses	567,655	(105)	567,550	624,936	516	625,452
Operating Income	59,323	858	60,181	96,992	643	97,635
Other non-operating income (expense)	(11,575)	(7,782)	(19,357)	(9,836)	7,659	(2,177)
Income (Loss) before Income Tax Provision	47,748	(6,924)	40,824	87,156	8,302	95,458
Income tax provision	12,607	—	12,607	33,792	—	33,792
Net Income (Loss)	35,141	(6,924)	28,217	53,364	8,302	61,666
Less: Net income (loss) attributable to noncontrolling interests	7,009	(6,924)	85	(8,256)	8,302	46
Net Income Attributable to Legg Mason, Inc.	$28,132	$—	$28,132	$61,620	$—	$61,620

	Three Months Ended
	September 30, 2011
	GAAP Basis	CIVs	Non-GAAP Basis - Excluding CIVs
Total operating revenues	$669,897	$625	$670,522
Total operating expenses	563,045	(260)	562,785
Operating Income	106,852	885	107,737
Other non-operating income (expense)	(51,075)	(1,522)	(52,597)
Income (Loss) before Income Tax Provision	55,777	(637)	55,140
Income tax benefit	(1,606)	—	(1,606)
Net Income (Loss)	57,383	(637)	56,746
Less: Net income (loss) attributable to noncontrolling interests	719	(637)	82
Net Income Attributable to Legg Mason, Inc.	$56,664	$—	$56,664

	Nine Months Ended December 31,
	2011			2010
	GAAP Basis	CIVs	Non-GAAP Basis - Excluding CIVs	GAAP Basis		CIVs	Non-GAAP Basis - Excluding CIVs
Total operating revenues	$2,013,983	$2,430	$2,016,413	$2,070,887	—	$2,897	$2,073,784
Total operating expenses	1,747,442	(475)	1,746,967	1,783,219	—	(450)	1,782,769
Operating Income	266,541	2,905	269,446	287,668		3,347	291,015
Other non-operating income (expense)	(73,451)	(12,135)	(85,586)	(25,097)	—	6,695	(18,402)
Income (Loss) before Income Tax Provision	193,090	(9,230)	183,860	262,571		10,042	272,613
Income tax provision	38,868	—	38,868	87,576		—	87,576
Net Income (Loss)	154,222	(9,230)	144,992	174,995		10,042	185,037
Less: Net income (loss) attributable to noncontrolling interests	9,474	(9,230)	244	(9,891)		10,042	151
Net Income Attributable to Legg Mason, Inc.	$144,748	$—	$144,748	$184,886		$—	$184,886

Adjusted Income
We define “Adjusted Income” as Net Income Attributable to Legg Mason, Inc., plus amortization and deferred taxes related to intangible assets and goodwill, and imputed interest and tax benefits on contingent convertible debt less deferred income taxes on goodwill and indefinite-life intangible asset impairment, if any. We also adjust for non-core items that are not reflective of our economic performance, such as impairment charges and the impact of tax rate adjustments on certain deferred tax liabilities related to indefinite-life intangible assets and goodwill, and net money market fund support losses (gains).

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

Adjusted Income only considers adjustments for certain items that relate to operating performance and comparability, and therefore, is most readily reconcilable to Net Income Attributable to Legg Mason, Inc. determined under GAAP. This measure is provided in addition to Net Income Attributable to Legg Mason, Inc., but is not a substitute for Net Income Attributable to Legg Mason, Inc. and may not be comparable to non-GAAP performance measures, including measures of adjusted earnings or adjusted income, of other companies. Further, Adjusted Income is not a liquidity measure and should not be used in place of cash flow measures determined under GAAP. We consider Adjusted Income to be useful to investors because it is an important metric in measuring the economic performance of asset management companies, as an indicator of value, and because it facilitates comparison of our operating results with the results of other asset management firms that have not issued contingent convertible debt, made significant acquisitions, or engaged in money market fund support transactions.

In calculating Adjusted Income, we add the impact of the amortization of intangible assets from acquisitions, such as management contracts, to Net Income Attributable to Legg Mason, Inc. to reflect the fact that these non-cash expenses distort comparisons of our operating results with the results of other asset management firms that have not engaged in significant acquisitions. Deferred taxes on indefinite-life intangible assets and goodwill include actual tax benefits from amortization deductions that are not realized under GAAP absent an impairment charge or the disposition of the related business. Because we fully expect to realize the economic benefit of the current period tax amortization, we add this benefit to Net Income Attributable to Legg Mason, Inc. in the calculation of Adjusted Income. However, because of our net operating loss carryforward, we will receive the benefit of the current tax amortization over time. Conversely, we subtract the non-cash income tax benefits on goodwill and indefinite-life intangible asset impairment charges and United Kingdom tax rate adjustments on excess book basis on certain acquired indefinite-life intangible assets, if applicable, that have been recognized under GAAP. We also add back imputed interest on contingent convertible debt, which is a non-cash expense, as well as the actual tax benefits on the related contingent convertible debt that are not realized under GAAP. We also add (subtract) other non-core items, such as net money market fund support losses (gains) (net of losses on the sale of the underlying structured investment vehicle securities, if applicable).  These adjustments reflect that these items distort comparisons of our operating results to prior periods and the results of other asset management firms that have not engaged in money market fund support transactions or significant acquisitions, including any related impairments.

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

A reconciliation of Net Income Attributable to Legg Mason, Inc. to Adjusted Income (in thousands except per share amounts) is as follows:

	Three Months Ended
	December 31, 2011	September 30, 2011	December 31, 2010
Net Income Attributable to Legg Mason, Inc.	$28,132	$56,664	$61,620
Plus (less):
Amortization of intangible assets	4,869	5,504	5,776
Deferred income taxes on intangible assets:
Tax amortization benefit	33,961	33,955	33,692
U.K. tax rate adjustment	—	(18,268)	—
Imputed interest on convertible debt	9,793	9,741	9,194
Adjusted Income	$76,755	$87,596	$110,282
Net Income per diluted share attributable to Legg Mason, Inc. common shareholders	$0.20	$0.39	$0.41
Plus (less):
Amortization of intangible assets	0.04	0.04	0.04
Deferred income taxes on intangible assets:
Tax amortization benefit	0.24	0.24	0.22
U.K. tax rate adjustment	—	(0.13)	—
Imputed interest on convertible debt	0.07	0.07	0.06
Adjusted Income per diluted share	$0.55	$0.61	$0.73

	Nine Months Ended
	December 31, 2011	December 31, 2010
Net Income Attributable to Legg Mason, Inc.	$144,748	$184,886
Plus (less):
Amortization of intangible assets	15,951	17,253
Deferred income taxes on intangible assets:
Tax amortization benefit	101,954	101,060
U.K. tax rate adjustment	(18,268)	(8,878)
Imputed interest on convertible debt	29,023	27,249
Adjusted Income	$273,408	$321,570
Net Income per diluted share attributable to Legg Mason, Inc. common shareholders	$1.00	$1.20
Plus (less):
Amortization of intangible assets	0.11	0.11
Deferred income taxes on intangible assets:
Tax amortization benefit	0.71	0.65
U.K. tax rate adjustment	(0.13)	(0.06)
Imputed interest on convertible debt	0.20	0.18
Adjusted Income per diluted share	$1.89	$2.08

Operating Margin, as Adjusted
We calculate “Operating Margin, as Adjusted,” by dividing (i) Operating Income, adjusted to exclude the impact on compensation expense of gains or losses on investments made to fund deferred compensation plans, the impact on compensation expense of gains or losses on seed capital investments by our affiliates under revenue sharing agreements, transition-related costs of streamlining our business model, income (loss) of CIVs, and impairment charges by (ii) our operating revenues, adjusted to add back net investment advisory fees eliminated upon consolidation of investment vehicles, less distribution and servicing expenses which we use as an approximate measure of revenues that are passed through to third parties, which we refer to as “Operating Revenues, as Adjusted”. The compensation items, other than transition-related costs, are removed from Operating Income in the calculation because they are offset by an equal amount in Other non-operating income (expense), and thus have no impact on Net Income Attributable to Legg Mason, Inc. Transition-related costs and income (loss) of CIVs are removed from Operating Income in the calculation because these items are not reflective of our core asset management operations. We use Operating Revenues, as Adjusted, in the calculation to show the operating margin without distribution and servicing expenses, which we use to approximate our distribution revenues that are passed through to third parties as a direct cost of selling our products, although distribution and servicing expenses may include commissions paid in connection with the launching of closed-end funds for which there is no corresponding revenue in the period. Operating Revenues, as Adjusted, also include our advisory revenues we receive from CIVs that are eliminated in consolidation under GAAP.

We believe that Operating Margin, as Adjusted, is a useful measure of our performance because it provides a measure of our core business activities excluding items that have no impact on Net Income Attributable to Legg Mason, Inc. and because it indicates what our operating margin would have been without the distribution revenues that are passed through to third parties as a direct cost of selling our products, transition-related costs, and the impact of the consolidation of certain investment vehicles described above. The consolidation of these investment vehicles does not have an impact to Net Income Attributable to Legg Mason, Inc. This measure is provided in addition to our operating margin calculated under GAAP, but is not a substitute for calculations of margins under GAAP and may not be comparable to non-GAAP performance measures, including measures of adjusted margins, of other companies.

	Three Months Ended
	December 31, 2011	September 30, 2011	December 31, 2010
Operating Revenues, GAAP basis	$626,978	$669,897	$721,928
Plus (less):
Operating revenues eliminated upon consolidation of investment vehicles	753	625	1,159
Distribution and servicing expense excluding consolidated investment vehicles	(148,258)	(160,379)	(187,411)
Operating Revenues, as Adjusted	$479,473	$510,143	$535,676

Operating Income, GAAP basis	$59,323	$106,852	$96,992
Plus (less):
Gains (losses) on deferred compensation and seed investments	1,674	(14,243)	8,566
Transition-related costs	42,311	15,138	23,998
Operating income and expenses of consolidated investment vehicles	858	885	643
Operating Income, as Adjusted	$104,166	$108,632	$130,199

Operating margin, GAAP basis	9.5%	16.0%	13.4%
Operating margin, as adjusted	21.7	21.3	24.3

	Nine Months Ended
	December 31, 2011	December 31, 2010
Operating Revenues, GAAP basis	$2,013,983	$2,070,887
Plus (less):
Operating revenues eliminated upon consolidation of investment vehicles	2,430	2,897
Distribution and servicing expense excluding consolidated investment vehicles	(489,380)	(537,945)
Operating Revenues, as Adjusted	$1,527,033	$1,535,839

Operating Income, GAAP basis	$266,541	$287,668
Plus (less):
Gains (losses) on deferred compensation and seed investments	(14,935)	26,066
Transition-related costs	71,169	38,741
Operating income and expenses of consolidated investment vehicles	2,905	3,347
Operating Income, as Adjusted	$325,680	$355,822

Operating margin, GAAP basis	13.2%	13.9%
Operating margin, as adjusted	21.3	23.2

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

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, investment advisory and related fee receivables and investment securities.  Our assets have been principally funded by equity capital, long-term debt and the results of our operations. At December 31, 2011, excluding CIVs, our cash and cash equivalents, total assets, long-term debt and stockholders’ equity were $1.2 billion, $8.1 billion, $1.1 billion and $5.6 billion, respectively.  Total assets and total liabilities of the CIVs at December 31, 2011, were $363 million and $279 million, respectively.

The following table summarizes our Consolidated Statements of Cash Flows for the nine months ended December 31 (in millions):

	2011	2010
Cash flows provided by operating activities	$333.7	$194.8
Cash flows provided by/(used for) investing activities	3.3	(15.8)
Cash flows used for financing activities	(465.9)	(392.7)
Effect of exchange rate changes	(14.4)	9.3
Net change in cash and cash equivalents	(143.3)	(204.4)
Cash and cash equivalents, beginning of period	1,375.9	1,465.9
Cash and cash equivalents, end of period	$1,232.6	$1,261.5

Cash inflows provided by operating activities during the nine months ended December 31, 2011, were $333.7 million. Excluding activity relating to CIVs, cash inflows provided by operating activities were $315.4 million, primarily related to Net Income, adjusted for non-cash items, offset in part by net purchases of trading investments. Cash inflows provided by investing activities during the nine months ended December 31, 2011, were $3.3 million. Excluding activity related to CIVs, there were cash outflows used for investing activities of $14.1 million, primarily attributable to payments made for fixed assets, offset in part by the payment of an escrow deposit that was charged to occupancy expense as a transition-related cost in the prior year. Cash outflows used for financing activities during the nine months ended December 31, 2011, were $465.9 million. Excluding activity related to CIVs, there were cash outflows used for financing activities of $431.5 million, primarily due to the repurchase of 13.6 million of our common shares for $400.3 million. This repurchase completes our plan to repurchase $400 million of our common stock by the end of fiscal 2012. There remains $155 million under the current Board of Directors authorization to repurchase up to $1 billion of our common stock, announced in May 2010.

Cash inflows provided by operating activities during the nine months ended December 31, 2010, were $194.8 million. Excluding activity related to CIVs, there were cash inflows provided by operating activities of $156.3 million, primarily related to Net Income, adjusted for non-cash items, offset in part by net purchases of trading investments, the impact of annual deferred compensation payments, and the payment of various other obligations.  Cash outflows used for investing activities during the nine months ended December 31, 2010, were $15.8 million. Excluding activity related to CIVs, there were cash outflows used for investing activities of $20.0 million, primarily attributable to payments made for fixed assets.  Cash outflows used for financing activities during the nine months ended December 31, 2010, were $392.7 million. Excluding activity related to CIVs, there were cash outflows provided by financing activities of $385.5 million, primarily due to the repurchase of 12.6 million of our common shares for $376.4 million.

We expect that over the next 12 months our operating activities will be adequate to support our operating cash needs.  In addition to our ordinary operating cash needs, as discussed above, we anticipate other cash needs during the next 12 months. In connection with the announced plan to streamline our business model, we incurred transition-related costs of approximately $126 million through December 2011, of which approximately 25% are non-cash charges. Approximately $54 million of costs have been paid to date, and substantially all of the remaining costs will be paid during the remainder of fiscal 2012. We project that the initiative will result in annual cost savings of approximately $140 million, excluding costs incurred to achieve these savings, and expect to achieve the savings on a run rate basis by the fourth quarter of fiscal 2012.  See Note 11 of Notes to Consolidated Financial Statements for information regarding transition-related costs recorded in the nine months ended December 31, 2011.

We currently intend to utilize our other available resources for any number of potential activities, including seed capital investments in new products, repurchase of shares of our common stock, repayment of outstanding debt, payment of dividends, and acquisitions.

As described above, we currently project that our available cash and cash flows from operating activities will be sufficient to fund our liquidity needs. We also currently have over $850 million of cash in excess of our working capital requirements. We do not currently expect to raise additional debt or equity financing over the next 12 months, although existing facilities may be refinanced. However, there can be no assurances of these expectations as our projections could prove to be incorrect, unexpected events may occur that require additional liquidity, such as an acquisition opportunity or an opportunity to refinance indebtedness, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If these events result in our operations and available cash being insufficient to fund liquidity needs, we would likely seek to manage our available resources by taking actions such as additional cost-cutting, reducing our expected expenditures on investments, reducing future stock repurchases, selling assets (such as investment securities), repatriating earnings from foreign affiliates, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, or should a large acquisition or refinancing opportunity arise, we may seek to raise additional equity or debt.

In a prior year, we initiated plans to repatriate accumulated earnings of approximately $225 million, of which $49 million was repatriated. We currently intend to repatriate $150 million to $200 million of earnings to create foreign source income in order to utilize foreign tax credits that may otherwise expire unutilized. No further repatriation of accumulated prior period foreign earnings beyond the above range is currently planned, however, we may repatriate future earnings.

On June 30, 2011, the $103.0 million of outstanding debt on the remaining 5.6% senior notes from Equity Units was retired, as part of a remarketing. Concurrently, Legg Mason issued 1.8 million shares of Legg Mason common stock upon the exercise of the purchase contracts from the Equity Units.

The agreements entered into as part of our January 2008 issuance of $1.25 billion in 2.5% convertible senior notes prevent us from incurring additional debt, with a few exceptions, if our gross debt to EBITDA ratio (as defined in the documents) exceeds 2.5. As of December 31, 2011, our gross debt to EBITDA ratio was 2.7, which would prohibit us from borrowing additional amounts.

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

On January 24, 2012, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.08 per share payable on April 16, 2012.

Contractual Obligations and Contingent Payments
We have contractual obligations to make future payments in connection with our short and long-term debt, non-cancelable lease agreements and service agreements. The following table sets forth these contractual obligations (in millions) by fiscal year as of December 31, 2011, unless otherwise noted, and excludes contractual obligations of CIVs, as we are not responsible or liable for these obligations:

	Remaining 2012	2013	2014	2015	2016	Thereafter	Total
Contractual Obligations
Short-term borrowings(1)	$250.0	$—	$—	$—	$—	$—	$250.0
Long-term borrowings by contract maturity(2)	0.2	1.3	1.3	1,251.4	5.9	—	1,260.1
Interest on short-term and long-term borrowings(2)(3)	17.6	33.4	31.7	31.6	0.3	—	114.6
Minimum rental and service commitments	42.4	141.2	114.0	100.9	89.9	521.3	1,009.7
Total Contractual Obligations(4)(5)	$310.2	$175.9	$147.0	$1,383.9	$96.1	$521.3	$2,634.4

(1)
Represents borrowing under our revolving line of credit which does not expire until February 2013.  However, we may elect to repay this debt sooner if management elects to utilize a portion of our available cash for this purpose.

(2)	Excludes long-term borrowings of the consolidated CLO of $265.5 million and interest on these long-term borrowings, as applicable.

(3)	Interest on floating rate short-term debt is based on rates at December 31, 2011.

(4)
The table above does not include approximately $39.0 million in capital commitments to investment partnerships in which Legg Mason is a limited partner and other investment vehicles. These obligations are expected to be funded, as required, through the end of the commitment periods through fiscal 2018.

(5)
The table above does not include amounts for uncertain tax positions of $65.2 million (net of the federal benefit for state tax liabilities) because the timing of any related cash outflows cannot be reliably estimated.

Critical Accounting Policies

The following critical accounting policy has been updated from our Annual Report on Form 10-K for the year ended March 31, 2011.

Intangible Assets and Goodwill

Balances as of December 31, 2011 are as follows:

Amortizable asset management contracts	$37,359
Indefinite-life intangible assets	3,753,428
Trade names	69,800
Goodwill	1,279,319
$5,139,906

We completed our annual impairment tests of goodwill and indefinite-life intangible assets during the quarter ended December 31, 2011, as required under applicable accounting standards, and determined that there was no impairment in the value of these assets as of December 31, 2011. As a result of increased uncertainty regarding future market conditions, assessing the value of the reporting unit and intangible assets is increasingly difficult, and requires management to exercise significant judgment.

Indefinite-Life Intangible Assets

The domestic mutual fund contracts acquired in the Citigroup Asset Management (“CAM”) acquisition of $2,502 million and the Permal funds-of-hedge funds contracts of $947 million account for approximately 65% and 25%, respectively, of our indefinite-life intangible assets. Cash flows from the domestic mutual fund contracts are assumed to have an average annual growth rate of approximately 7%. Cash flows on the Permal funds-of-hedge funds contracts are assumed to have an average annual growth rate of approximately 9%.  The projected cash flows from the domestic mutual fund contracts and Permal funds-of-hedge funds contracts are discounted at 13.0% and 14.5%, respectively.  Actual cash flows in any one period may vary from the projected cash flows without resulting in an impairment charge because a variance in any one period must be considered in conjunction with other assumptions that impact projected cash flows.  Assuming all other factors remain the same, actual results and changes in assumptions for the domestic mutual fund and Permal funds-of-hedge funds contracts would have to cause our cash flow projections over the long-term to deviate more than 5% and 35%, respectively, from previous projections or the discount rate would have to be raised to 13.5% and 19.5%, respectively, for the asset to be deemed impaired.  Given the current uncertainty regarding future market conditions, it is reasonably possible that fund performance, flows and AUM levels may decrease in the near term such that actual cash flows from the domestic mutual fund contracts could deviate from the projections by more than 5% and the asset could be deemed to be impaired by a material amount. The approximate fair values of these assets exceed their carrying values by $124 million and $606 million, respectively.

Trade names account for 2% of indefinite-life intangible assets and are primarily related to Permal.  We tested these intangible assets using assumptions similar to those described above for indefinite-life contracts and the resulting fair values significantly exceed the related carrying amounts.

Goodwill

Goodwill principally originated from the acquisitions of CAM, Permal and Royce.  The value of the reporting unit is based on projected net cash flows of assets managed in our mutual funds, closed-end funds and other proprietary funds, in addition to separate account assets of our managers. For our annual December 31 impairment test, the projected cash flows are discounted at 14.0% to determine the present value of cash flows.  As of December 31, 2011, the implied fair value significantly exceeds the carrying value.  Projected cash flows, on an aggregate basis across all asset classes, are assumed to have an average annual growth rate of approximately 8%.  Cash flow growth over the next five years is based on separate factors for equity, fixed income, and liquidity products.  Equity product growth projections are based on long-term growth experience and current market conditions.  Fixed income product growth projections are based on the past experience of our primary fixed income manager and current market influences relevant to their business.  Long-term growth is based on our historical experience, available historic market statistics, and estimates of future expectations.  We believe our growth assumptions are reasonable given our consideration of multiple inputs, including internal and external sources described above.  However, our assumptions are subject to change based on fluctuations in our actual results and market conditions.  Assuming all other factors remain the same, actual results and changes in assumptions would have to cause our cash flow projections over the long-term to deviate approximately 51% from previous projections or the discount rate would have to increase approximately eight percentage points for goodwill to be considered for impairment.

As of December 31, 2011, considering relevant prices of our common shares, our market capitalization, along with a reasonable control premium, exceeds the aggregate carrying value of our reporting unit.

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

During the nine months ended December 31, 2011, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Item 4.	Controls and Procedures

As of December 31, 2011, Legg Mason's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective on a reasonable assurances basis.  There have been no changes in Legg Mason's internal controls over financial reporting that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1A. Risk Factors

The following is an update to the risk factors set forth in our Report on Form 10-K for the fiscal year ended March 31, 2011. The risk factor below has been updated to include activity for the nine months ended December 31, 2011.

Potential Impairment of Goodwill and Intangible Assets Could Increase our Expenses and Reduce our Assets
Determining goodwill and intangible assets, and evaluating them for impairment, requires significant management estimates and judgment, including estimating value and assessing life in connection with the allocation of purchase price in the acquisition creating them. Our goodwill and intangible assets may become impaired as a result of any number of factors, including losses of investment management contracts or declines in the value of managed assets. Any impairment of goodwill or intangibles could have a material adverse effect on our results of operations. For example, during the year ended March 31, 2009, we incurred aggregate impairment charges of $1.3 billion ($863 million, net of taxes) relating to goodwill and intangible assets including acquired asset management contracts and trade names. Our $37 million in amortizable intangible assets represent asset management contracts purchased in several transactions. These assets could become impaired if we experience client attrition at a rate faster than projected or fees charged under the contracts are reduced. The domestic mutual fund contracts acquired in the 2005 acquisition of the Citigroup Asset Management business of $2,502 million and the Permal funds-of-hedge funds contracts of $947 million account for approximately 65% and 25%, respectively, of our indefinite-life intangible assets, while the goodwill in our reporting unit aggregates $1.3 billion.

Changes in the assumptions underlying projected cash flows from the assets or reporting unit, resulting from market conditions, reduced assets under management or other factors, could result in an impairment of any of these assets. Assuming all other factors remain the same, actual results and changes in assumptions for the domestic mutual fund and Permal funds-of-hedge funds contracts would have to cause our cash flow projections over the long-term to deviate more than 5% and 35%, respectively, from previous projections or the discount rate would have to increase from 13.0% to 13.5% and from 14.5% to 19.5%, respectively, for the asset to be deemed impaired. Similarly, assuming all other factors remain the same, actual results and changes in assumptions for goodwill would have to cause our cash flow projections over the long-term to deviate approximately 51% from previous projections or the discount rate would have to increase by approximately eight percentage points for goodwill to be deemed impaired. There can be no assurances that continued market turmoil or asset outflows, or other factors, will not produce an impairment. See “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Intangible Assets and Goodwill.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets out information regarding our purchases of Legg Mason common stock in each month during the quarter ended December 31, 2011:

Period	Total number of shares purchased	Average price paid per share	Total number of shares repurchased as part of publicly announced plans or programs (1)	Approximate dollar value that may yet be purchased under the plans or programs (1)
October 1, 2011 through October 31, 2011	—	$—	—	$154,938,375
November 1, 2011 through November 30, 2011	—	—	—	154,938,375
December 1, 2011 through December 31, 2011	—	—	—	154,938,375
Total	—	$—	—	$154,938,375

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

101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended December 31, 2011, filed on February 7, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGG MASON, INC.
(Registrant)

DATE: February 7, 2012	/s/ Mark R. Fetting
Mark R. Fetting
Chairman, President and
Chief Executive Officer

DATE: February 7, 2012	/s/ Peter H. Nachtwey
Peter H. Nachtwey
Chief Financial Officer and Senior Executive Vice President

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Legg Mason (incorporated by reference to Legg Mason’s Current Report on Form 8-K for the event on July 26, 2011)

3.2	By-laws of Legg Mason as amended and restated July 26, 2011 (incorporated by reference to Legg Mason, Inc.’s Current Report on Form 8-K for the event on July 26, 2011)

12	Computation of consolidated ratios of earnings to fixed charges

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended December 31, 2011, filed on February 7, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail