Form 10-K
period 2012-03-31
LEGG MASON, INC.
filed 2012-05-25
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended March 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from	to
Commission File Number 1-8529

LEGG MASON, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-1200960
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
100 International Drive	21202
Baltimore, MD	(Zip Code)
(Address of principal executive offices)
Registrant's telephone number, including area code:	(410) 539-0000

Securities registered pursuant to Section 12(b) of the Act:
Name of each exchange on
Title of each class	which registered
Common Stock, $.10 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☒	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.	Yes	☐	No	☒
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
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
As of September 30, 2011 the aggregate market value of the registrant's voting stock, consisting of the registrant's common stock, held by non-affiliates was $3,172,320,648.
As of May 22, 2012, the number of shares outstanding of the registrant's common stock was 141,188,221.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on July 24, 2012 are incorporated by reference into Part III of this Report.

PART I
ITEM 1. BUSINESS.
General
Legg Mason is a global asset management company. Acting through our subsidiaries, we provide investment management and related services to institutional and individual clients, company-sponsored mutual funds and other pooled investment vehicles. We offer these products and services directly and through various financial intermediaries. We provide our asset management services through a number of asset managers, each of which generally markets its products and services under its own brand name and, in many cases, distributes retail products and services through a centralized retail distribution network.
Legg Mason, Inc. was incorporated in Maryland in 1981 to serve as a holding company for its various subsidiaries. The predecessor companies to Legg Mason trace back to Legg & Co., a Maryland‑based broker‑dealer formed in 1899. Our subsequent growth has occurred primarily through internal expansion and the acquisition of asset management and broker‑dealer firms. In December 2005, Legg Mason completed a transaction in which it sold its primary broker‑dealer businesses to concentrate on the asset management industry.
Additional information about Legg Mason is available on our website at http://www.leggmason.com. We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and our proxy statements. Investors can find this information under the “Investor Relations” section of our website. These reports are available through our website as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (“SEC”). In addition, the Legg Mason, Inc. Corporate Governance Principles, our Code of Conduct for all employees and directors and the charters for the committees of our Board of Directors are also available on our corporate website at http://www.leggmason.com under the “About Us - Corporate Governance” section. A copy of any of these materials may also be obtained, free of charge, by sending a written request to Corporate Secretary, Legg Mason, Inc., 100 International Drive, Baltimore, MD 21202. As required, and within the time frames required, by the SEC or the New York Stock Exchange (“NYSE”), we will post on our website any amendments to the Code of Conduct and any waiver of the Code of Conduct applicable to any executive officer, director, chief financial officer, principal accounting officer or controller. The information on our website is not incorporated by reference into this Report.
Unless the context otherwise requires, all references in this Report to “we,” “us,” “our” and “Legg Mason” include Legg Mason, Inc. and its predecessors and subsidiaries, and the term “asset managers” refers to the asset management businesses operated by our subsidiaries. References to “fiscal year 2012” or other fiscal years refer to the 12-month period ended March 31st of the year specified.
Business Developments During the Fiscal Year Ended March 31, 2012
During fiscal year 2012, in addition to the normal course operation of our business, we completed our business model streamlining initiative, managed our balance sheet to return capital to shareholders and had strong overall investment performance which, when combined with other actions we took during the fiscal year, we believe will help us to grow our business in the future. In May 2010, we announced a business model streamlining initiative in order to drive increased profitability and growth. During fiscal year 2012, we completed the initiative, which primarily involved transitioning certain shared services to our asset managers which are closer to the actual client relationship. The initiative resulted in the elimination of over $140 million in costs.

During the fiscal year we also managed our balance sheet to return capital to shareholders while maintaining a conservative cash and cash equivalents balance. During fiscal year 2012, we returned $444 million to our shareholders in the form of $400 million in stock buybacks and $44 million in dividends. In addition, in April 2012 our Board of Directors increased the quarterly dividend paid on Legg Mason common stock by 38% to $0.11 per share. Notwithstanding this return of capital to shareholders, we continued to maintain a strong balance sheet with $1.4 billion in cash and cash equivalents as of March 31, 2012.

We believe that our overall investment performance during the fiscal year, together with a number of actions that we took during the year, will help us grow our business in the future. As of March 31, 2012, our overall investment performance, as shown by the percentage of our marketed composite assets that outperformed their benchmarks for the 1-, 3-, 5- and 10- year periods was strong, as over 60% of our marketed composite assets exceeded their benchmarks for each of these periods. We believe that strong investment performance is an important factor to growing an investment management business. We also took a number of actions during the year that we believe help improve our growth prospects. These actions included reorganizing our global distribution operations to include a greater number of client-facing and selling employees, further integrating our U.S. and international sales activities, launching a number of new products and expanding our geographic distribution coverage through opening an office in Geneva, Switzerland.

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
Business Overview
Acting through our subsidiaries, we provide investment management and related services to institutional and individual clients, company‑sponsored investment funds and retail separately managed account programs. Operating from asset management offices located in the United States, the United Kingdom and a number of other countries worldwide, our businesses provide a broad array of investment management products and services. We offer these products and services directly and through various financial intermediaries. Our investment advisory services include discretionary and non-discretionary management of separate investment accounts in numerous investment styles for institutional and individual investors. Our investment products include proprietary mutual funds ranging from money market and other liquidity products to fixed income and equity funds managed in a wide variety of investment styles, other domestic and offshore funds offered to both retail and institutional investors and funds-of-hedge funds.
Our subsidiary asset managers primarily earn revenues by charging fees for managing the investment assets of clients. Fees are typically calculated as a percentage of the value of assets under management and vary with the type of account managed, the amount of assets in the account, the asset manager and the type of client. Accordingly, the fee income of each of our asset managers will typically increase or decrease as its average assets under management increases or decreases. We may also earn performance fees from certain accounts if the investment performance of the assets in the account meets or exceeds a specified benchmark during a measurement period. For the fiscal years ended March 31, 2012, 2011 and 2010, $49.5 million, $96.7 million and $71.5 million, respectively, of our $2.3 billion, $2.4 billion and $2.3 billion in total investment advisory revenues represented performance fee revenues. Increases in assets under management generally result from inflows of additional assets from new and existing clients and from appreciation in the value of client assets (including investment income earned on client assets). Conversely, decreases in assets under management generally result from client redemptions and withdrawals and from depreciation in the value of client assets. Our assets under management may also increase as a result of business acquisitions, or decrease as a result of dispositions.
As of March 31 of each of the last three fiscal years, we had the following aggregate assets under management (in billions, except percents):

	Assets Under Management	Equity Assets	% of Total in Equity Assets	Fixed Income Assets	% of Total in Fixed Income Assets	Liquidity Assets	% of Total in Liquidity Assets
2012	$643.3	$163.4	26%	$356.1	55%	$123.8	19%
2011	677.6	189.6	28	356.6	53	131.4	19
2010	684.5	173.8	25	364.3	53	146.4	22
From time to time, our reported equity or fixed income assets under management may exclude assets that we are retained to manage on a short-term, temporary basis.
We believe that market conditions and our investment performance are critical elements in our attempts to grow our assets under management and business. When securities markets are increasing, our assets under management will tend to increase because of market growth, resulting in additional asset management revenues. Similarly, if we can produce positive investment results when securities markets are increasing, our assets under management will tend to increase as a result of the investment performance. In addition, favorable market conditions or strong relative investment performance can result in increased inflows in assets from existing and new clients. Conversely, in periods when securities markets are weak or declining, or when we have produced poor investment performance, absolute or relative to benchmarks or peers, it is likely to be more difficult to grow our assets under management and business and, in such periods, our assets under management and business are likely to decline.
We generally manage the accounts of our clients pursuant to written investment management or sub-advisory contracts between one of our asset managers and the client (or a financial intermediary acting on behalf of the client). These contracts usually specify, among other things, the management fees to be paid to the asset manager and the investment strategy for the account, and are generally terminable by either party on relatively short notice. Typically, investment management contracts may not be assigned (including as a result of transactions, such as a direct or indirect change of control of the asset manager, that would constitute an assignment under the Investment Advisers Act of 1940 or other applicable regulatory requirements) without the prior consent of the client. When the asset management client is a U.S. registered mutual fund or closed-end fund (whether or not one of our asset managers has sponsored the fund), the fund's board of directors generally must annually approve the investment management contract, and any material changes to the contract, and the board and fund shareholders must approve any assignment of the contract (including as a result of transactions that would constitute an assignment under the Investment Company Act of 1940).
We conduct our business primarily through 12 asset managers. Our asset managers are individual businesses, each of which generally focuses on a portion of the asset management industry in terms of the types of assets managed (primarily equity or fixed income), the types of products and services offered, the investment styles utilized, the distribution channels used, and the types and geographic locations of its clients. Each asset manager is housed in one or more different subsidiaries, all of the voting equity of which is directly or indirectly owned by Legg Mason. Each of our asset managers is generally operated as a separate business, in many cases with certain distribution functions being provided by the parent company and other affiliates, that typically markets its products and services under its own brand name. Consistent with this approach, we have in place revenue sharing agreements with certain of our asset managers: Batterymarch Financial Management, Brandywine Global Asset Management, Legg Mason Capital Management, Permal Group, Private Capital Management, Royce & Associates and Western Asset Management Company, and/or certain of their key officers. Pursuant to these revenue sharing agreements, a specified percentage of the asset manager's revenues (or, in certain cases, revenues net of certain third party distribution expenses) is required to be distributed to us and the balance of the revenues (or net revenues) is retained to pay operating expenses, including salaries and bonuses, with specific compensation allocations being determined by the asset manager's management, subject to corporate management approval in certain cases, but excluding certain expenses such as amortization of acquired intangible assets and excluding income taxes. Although, without renegotiation, the revenue sharing agreements impede our ability to increase our profit margins of these businesses, we believe the agreements are important because they help us retain and attract talented employees and provide management of the businesses with incentives to (i) grow the asset managers' revenues, since management is able to participate in the revenue growth through the portion that is retained; and (ii) control operating expenses, which will increase the portion of the revenues retained that is available to fund growth initiatives and for incentive compensation.
Asset Managers
Our asset managers provide a wide range of separate account investment management services to institutional clients, including pension and other retirement plans, corporations, insurance companies, endowments and foundations and governments, and to high net worth individuals and families. In addition, our asset managers also sponsor and manage various groups of U.S. mutual funds, including the Legg Mason Funds, The Royce Funds and the Western Asset Funds, funds-of-hedge funds and numerous proprietary equity, fixed income, liquidity and balanced funds that are domiciled and distributed in countries around the globe, and provide investment advisory services to a number of retail separately managed account programs.
Western Asset Management Company is a leading global fixed income asset manager for institutional clients. Headquartered in Pasadena, California, Western Asset's operations include investment operations in New York City, the United Kingdom, Japan, Brazil, Australia and Singapore. Western Asset offers a broad range of products spanning the yield curve and encompassing the world's major bond markets, including a suite of limited duration and core products, emerging market and high yield portfolios, municipal portfolios and a variety of sector-oriented and global products. Among the services Western Asset provides are management of separate accounts and management of mutual funds, closed-end funds, international funds and other structured investment products. As of March 31, 2012, Western Asset managed assets with a value of $446.2 billion.
ClearBridge Advisors is an equity asset management firm based in New York City that also has an office in San Francisco, California. ClearBridge Advisors provides asset management services to 29 of the equity funds (including balanced funds and closed‑end funds) in the Legg Mason Funds, to retail separately managed account programs, to certain of our international funds and, primarily through separate accounts, to institutional clients. ClearBridge also sub-advises domestic mutual funds that are sponsored by third parties. ClearBridge offers a diverse array of investment styles and disciplines, designed to address a range of investment objectives. Significant ClearBridge investment styles include large-cap growth and core equity management. In managing assets, ClearBridge generally utilizes a bottom-up, research intensive, fundamental approach to security selection that seeks to identify companies with the potential to provide solid economic returns relative to their risk-adjusted valuations. As of March 31, 2012, ClearBridge managed assets with a value of $55.8 billion.
Royce & Associates is investment advisor to all of The Royce Funds and to certain of our international funds. In addition, Royce & Associates manages other pooled and separate accounts, primarily institutional. Headquartered in New York City, Royce & Associates generally invests in smaller company stocks, using a value approach. Royce & Associates' stock selection process generally seeks to identify companies with strong balance sheets and the ability to generate free cash flow. Royce & Associates pursues securities that are priced below its estimate of the company's current worth. As of March 31, 2012, Royce & Associates managed assets with a value of $39.7 billion.
Brandywine Global Investment Management manages fixed income, including global and international fixed income, and equity portfolios for institutional and, through wrap accounts, high net worth individual clients. Brandywine, based in Philadelphia, Pennsylvania, pursues a value investing approach in its management of both equity and fixed income assets. As of March 31, 2012, Brandywine managed assets with a value of $37.2 billion.
Batterymarch Financial Management manages U.S., international and emerging markets equity portfolios for institutional clients. Based in Boston, Massachusetts, Batterymarch primarily uses a quantitative approach to asset management. The firm's investment process for U.S. and international portfolios, other than emerging market portfolios, is designed to enhance the fundamental investment disciplines by using quantitative tools to process fundamental data. As of March 31, 2012, Batterymarch managed assets with a value of $18.4 billion.
Permal Group Ltd. is a leading global funds-of-hedge funds management firm. With a headquarters in London and other offices in New York City, Boston, Dubai, Paris, Tokyo, Hong Kong, Singapore and Nassau, Permal manages products which include both directional and absolute return strategies, and are available through multi‑manager and single manager funds, separately managed accounts and structured products sponsored by several large financial institutions. Permal selects from among thousands of investment managers and investment firms in designing portfolios that are intended to meet a wide variety of specific investment objectives, including global, regional, class and sector specific offerings. In managing its directional offerings, Permal's objective is to participate significantly in strong markets, preserve capital in down or volatile markets and outperform market indices over a full market cycle with reduced risk and volatility. In managing its absolute return strategies, Permal seeks to achieve positive investment returns in all market conditions with low correlation to the overall equity markets. As of March 31, 2012, Permal managed assets with a value of $18.3 billion.
Legg Mason Capital Management is an equity asset management business based in Baltimore, Maryland that manages both institutional separate accounts and mutual funds. Legg Mason Capital Management manages 12 Legg Mason Funds, and also sub-advises the mutual fund managed by the joint venture described below and investment products sponsored by our other subsidiaries, including certain of our international funds. Applying the principles of value investing, Legg Mason Capital Management's investment process uses a variety of techniques to develop an estimate of the worth of a business over the long term. The objective is to identify companies where the intrinsic value of the business is significantly higher than the current market value. As of March 31, 2012, Legg Mason Capital Management managed assets with a value of $8.5 billion.
We and one of our employees each own 50% of a consolidated joint venture subsidiary that serves as investment manager of one equity fund, Legg Mason Opportunity Trust, within the Legg Mason Funds family. We include all of the assets managed by this joint venture, $1.0 billion at March 31, 2012, in our assets under management.
Legg Mason Investment Counsel & Trust Company, National Association is a national banking association with authority to exercise trust powers. Headquartered in Baltimore, Maryland, Legg Mason Investment Counsel & Trust Company provides services as a trustee for trusts established by our individual and employee benefit plan clients and manages fixed income and equity assets. Legg Mason Investment Counsel, LLC, a subsidiary of Legg Mason Investment Counsel & Trust, manages equity, fixed income and balanced portfolios for high net worth individual and institutional clients and several of our proprietary mutual funds. Legg Mason Investment Counsel is headquartered in Baltimore, Maryland and operates out of offices in New York City, Cincinnati, Philadelphia, Easton, Maryland, and Bryn Mawr, Pennsylvania. As of March 31, 2012, Legg Mason Investment Counsel & Trust Company, including its subsidiary, managed assets with a value of $8.1 billion.
Esemplia Emerging Markets is an emerging markets equities investment manager. Headquartered in London and with an office in Hong Kong, Esemplia offers a range of portfolio management strategies, including core long-only and alpha-extension portfolios, to institutional investors around the world, including pension funds and sovereign wealth funds. Esemplia has a disciplined, systematic and fundamental‑based investment process with an integrated, top-down (via country strategy) and bottom-up (via stock and sector) equity security selection process. As of March 31, 2012, Esemplia managed assets with a value of $3.8 billion.
Private Capital Management manages equity assets for high net worth individuals and families, institutions, endowments and foundations in separate accounts and through limited partnerships. Based in Naples, Florida, Private Capital Management's value‑focused investment philosophy leads to an effort to build an all-cap portfolio consisting primarily of securities of mid-cap companies that possess several basic elements, including significant free cash flow, a substantial resource base and a management team with the ability to correct problems. As of March 31, 2012, Private Capital Management managed assets with a value of

$1.6 billion.
Legg Mason's business in Poland engages in portfolio management, servicing and distribution of both separate account management services and local funds in Poland. Based in Warsaw, the firm provides portfolio management services primarily for equity assets to institutions, including corporate pension plans and insurance companies, and, through funds distributed through banks and insurance companies, individual investors. As of March 31, 2012, Legg Mason's Poland business managed assets with a value of $1.0 billion.
Legg Mason Australian Equities is an Australian asset management business that offers Australian equity products, Australian property trusts and asset allocation products. Based in Melbourne, the firm follows a fundamental, intrinsic value approach to portfolio management and its guiding philosophy is a belief that in-depth research can generate superior long-term investment performance. As of March 31, 2012, Legg Mason Australian Equities managed assets with a value of $1.0 billion.
During fiscal year 2012, we sold Bartlett & Co., a Cincinnati-based wealth manager.
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
The Legg Mason Funds consist of 113 mutual funds and 27 closed-end funds in the United States, almost all of which are sub-advised by our subsidiary asset managers. The mutual funds and closed-end funds within the Legg Mason Funds include 63 equity funds (including balanced funds) that invest in a wide spectrum of equity securities utilizing numerous investment styles, including large- and mid-cap growth funds and international funds. The fixed income and liquidity mutual funds and closed‑end funds within the Legg Mason Funds include 77 funds that offer a similarly wide variety of investment strategies and objectives, including income funds, investment grade funds and municipal securities funds. Many of our asset managers provide investment advisory services to the Legg Mason Funds. As of March 31, 2012 and 2011, the Legg Mason Funds included $114.7 billion and $142.7 billion in assets, respectively, in their mutual funds and closed-end funds, of which approximately 30% and 27%, respectively, were equity assets, approximately 24% and 18%, respectively, were fixed income assets and approximately 46% and 55%, respectively, were liquidity assets.
The Royce Funds consist of 32 mutual funds and three closed-end funds, most of which invest primarily in smaller‑cap company stocks using a value approach. The funds differ in their approach to investing in smaller or micro-cap companies and the universe of securities from which they can select. As of March 31, 2012 and 2011, The Royce Funds included $37.3 billion and $41.7 billion in assets, respectively, substantially all of which were equity assets. The Royce Funds are distributed through non-affiliated fund supermarkets, our centralized funds distribution operations, non-affiliated wrap programs, and direct distribution. In addition, two of the portfolios in The Royce Funds are distributed only through insurance companies.
Our mutual funds business also includes the Western Asset Funds, a proprietary family of nine mutual funds and two closed-end funds. The mutual funds are marketed primarily to institutional investors and retirement plans through our institutional funds marketing group. Western Asset Management Company manages these funds using a team approach under the supervision of Western Asset's investment committee. The funds primarily invest in fixed income securities. As of March 31, 2012 and 2011, the Western Asset Funds included $15.5 billion and $14.1 billion in assets, respectively.
International Funds
Outside the United States, we manage, support and distribute numerous proprietary funds across a wide array of global fixed income, liquidity and equity investment strategies. Our international funds include a broad range of cross border funds that are domiciled in Ireland and Luxembourg and are sold in a number of countries across Asia, Europe and Latin America. Our international funds also include local fund ranges that are available for distribution in the United Kingdom, Australia, Japan, Singapore, Poland, Hong Kong and Canada. All of our international funds are distributed and serviced by Legg Mason's global distribution group, as discussed below. Our international funds include equity, fixed income, liquidity and balanced funds that are primarily managed or sub-advised by Batterymarch Financial Management, Brandywine Global, ClearBridge, Esemplia, Legg Mason Capital Management, Private Capital Management, Royce & Associates, Western Asset Management and our global asset allocation team. In aggregate, we sponsor and manage more than 220 of these international funds, which as of March 31, 2012 and 2011, had an aggregate of approximately $104.5 billion and $103.6 billion in assets, respectively. The information in this paragraph does not include the funds-of-hedge funds managed by Permal.
Retail Separately Managed Account Programs
We are a leading provider of asset management services to retail separately managed account programs, commonly known as managed account or wrap programs. These programs typically allow securities brokers or other financial intermediaries to offer their clients the opportunity to choose from a number of asset management services pursuing different investment strategies provided by one or more asset managers, and generally charge an all-inclusive fee that covers asset management, trade execution, asset allocation and custodial and administrative services. We provide investment management services to a number of retail separately managed account programs sponsored by several financial institutions.
Distribution
Our centralized global distribution group distributes and supports our U.S. and international funds and retail separately managed account program business. In general, our fund distributors are housed in separate subsidiaries from our asset managers. In addition, each of our asset managers has its own distribution operations that distribute its products and services, primarily, in most cases, to institutional investors.
U.S. Distribution
The U.S.-based operations of our global distribution group support and distribute the Legg Mason Funds, The Royce Funds and the Western Asset Funds, and include our mutual fund wholesalers and our institutional funds marketing group. Our mutual fund wholesalers distribute the Legg Mason Funds through a number of third‑party distributors. Historically, many of the Legg Mason Funds were principally sold through the retail brokerage business of Citigroup. While we have worked to diversify our distribution network, the retail business created by the combination of Morgan Stanley's brokerage unit and Citigroup's Smith Barney unit into a joint venture known as Morgan Stanley Smith Barney remains the primary intermediary selling the Legg Mason Funds. We are not able to predict the long-term effect of the Morgan Stanley Smith Barney joint venture on our ability to continue to successfully distribute our funds through it, or the costs of doing so. We have, however, experienced a reduction in our liquidity assets under management as a result of Morgan Stanley Smith Barney amending certain historic brokerage programs that had provided assets under management to liquidity funds our asset managers manage. Our institutional funds marketing group distributes institutional share classes of the Legg Mason Funds and the Western Asset Funds to institutional clients and also distributes variable annuity sub-advisory services provided by our asset managers to insurance companies. Our institutional liquidity funds are primarily distributed by Western Asset's distributors. In addition to our centralized funds distribution group, Royce & Associates' distributors also distribute The Royce Funds.
In addition to distributing funds, the wholesalers in our global distribution operations also support our retail separately managed account program services. These services are provided through programs sponsored by Morgan Stanley Smith Barney's retail business, as well as other financial institutions.
Outside of our global distribution group, each of our United States asset managers has its own marketing groups that distribute its separate account management services to institutions or high net worth individuals and families. The institutional marketing groups distribute asset management services to potential clients, both directly and through consultants. Consultants play a large role in the institutional asset management business by helping clients select and retain asset managers. Institutional asset management clients and their consultants tend to be highly sophisticated and investment performance‑driven. The high net worth individual marketing groups distribute asset management services for high net worth families and individuals both directly to clients and indirectly through financial intermediaries.
International Distribution
The international distributors within our global distribution group offer our investment management services to individual and institutional investors across Asia, Europe and the Americas. These distributors operate out of distribution offices in 18 cities in 14 countries and are the sole distributors of our cross border funds globally and our international local funds in their respective countries. The goal of our international distributors is to be a global partner for firms that utilize or distribute asset management products around the world, but also to be viewed as a local partner through an understanding of the nuances and needs of each local market that they cover. These distributors seek to develop deep distribution relationships with retail banks, private banks, asset managers, fund platforms, pension plans and insurance plans. Our international distribution offices also work with our asset managers on a case-by-case basis to take advantage of preferences for local distributors or to meet regulatory requirements in distributing products and services into their local markets.

Legg Mason Investments is the largest business component within our international distribution group. It is responsible for the distribution and servicing of cross border and local fund ranges across Europe, the Americas and Asia. Legg Mason Investments has offices in locations including London, Paris, Milan, Geneva, Frankfurt, Madrid, Singapore, Hong Kong, Taipei, Miami, Santiago and New York. Our distribution efforts are not limited to the locations where we have offices, as Legg Mason Investments distributes cross border funds in more than 25 countries around the world. This global presence provides Legg Mason Investments with the capabilities to provide a platform of sales, service, marketing and products that can cater to the different distribution dynamics in each of the three regions that it covers. Client coverage is local, coordinated across regions, and encompasses multiple distribution channels including fund-of-funds buyers, private banks, fund platforms, insurance companies, intermediaries and distribution partners. The extent to which each channel takes precedence in any one market is governed by local market dynamics.
In addition to Legg Mason Investments, our global distribution group includes separate distribution operations in Australia, Canada and Japan. In Australia, our distribution operations distribute local and cross border pooled investment vehicles sub-advised by our asset managers primarily to retail investors, pension plans, fund-of-funds managers, insurance companies and government funds/agencies. In Canada, our distribution operations distribute Legg Mason-managed products primarily to pension plans, endowments, foundations, banks and mutual fund companies and separately managed account programs. In Japan, our distribution operations distribute domestic investment funds, cross border funds and institutional separate accounts primarily to the retail market, which includes retail banks, private banks, asset managers, funds platforms and insurance companies.
Esemplia, Legg Mason Australian Equities and Legg Mason's Poland business cooperate from time to time on certain marketing and other similar activities as the Legg Mason Global Equities Group.
Permal's products and services are sold primarily outside the United States to non-U.S. high net worth investors through a network of financial intermediaries by Permal's distribution operations. Permal's relationships with its financial intermediaries have resulted in wide international distribution of Permal's products and services. In addition, Permal has successfully distributed its products and services to U.S. institutions over the last few years.
Employees
At March 31, 2012, 2011 and 2010, we had 2,979, 3,395 and 3,550 employees, respectively. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory. However, competition for experienced asset management personnel is intense and from time to time we may experience a loss of valuable personnel. We recognize the importance to our business of hiring, training and retaining skilled professionals.
Competition
We are engaged in an extremely competitive business and are subject to substantial competition in all aspects of our business. Our competition includes, with respect to one or more aspects of our business, numerous international and domestic asset management firms and broker‑dealers, mutual fund complexes, hedge funds, commercial banks, insurance companies, other investment companies and other financial institutions. Many of these organizations offer products and services that are similar to, or compete with, those we offer, and many of these organizations have substantially more personnel and greater financial resources than we have. Some of these competitors have proprietary products and distribution channels that make it more difficult for us to compete with them. In addition, many of our competitors have long-standing and established relationships with distributors and clients. The principal competitive factors relating to our business are the quality of advice and services provided to investors, the performance records of that advice and service, the reputation of the company providing the services, the price of the services, the products and services offered and distribution relationships and compensation offered to distributors.
Competition in our business periodically has been affected by significant developments in the asset management industry. See “Item 1A. Risk Factors - Risks Related to our Asset Management Business - Competition in the Asset Management Industry Could Reduce our Revenues and Net Income.”
Regulation
The asset management industry in the United States is subject to extensive regulation under both federal and state securities and other laws. The SEC is the federal agency charged with administration of the federal securities laws. Our distribution activities also may be subject to regulation by federal agencies, self-regulatory organizations and state securities commissions in those states in which we conduct business. In addition, asset management firms are subject to regulation by various foreign governments, securities exchanges, central banks and regulatory bodies, particularly in those countries where they have established offices. Due to the extensive laws and regulations to which we are subject, we must devote substantial time, expense and effort to remaining current on, and addressing, legal and regulatory compliance matters. Moreover, increasingly regulatory changes in one jurisdiction will affect our business operations in other jurisdictions.
Our U.S. asset managers are registered as investment advisors with the SEC, as are several of our international asset managers, and are also required to make notice filings in certain states. Virtually all aspects of the asset management business, including related sales and distribution activities, are subject to various federal and state laws and regulations and self-regulatory organization rules. These laws, rules and regulations are primarily intended to protect the asset management clients and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict an investment advisor from conducting its asset management business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, the imposition of limitations on engaging in the asset management business for specified periods of time, the requirement to hire independent compliance consultants, the revocation of licenses or registrations, and imposition of censures and fines. A regulatory proceeding, regardless of whether it results in a sanction, can require substantial expenditures and can have an adverse effect on our reputation or business. Regulators also have a variety of informal enforcement mechanisms available that could have a significant impact on our business.
Our asset managers also may be subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and related regulations, particularly insofar as they act as a “fiduciary” under ERISA with respect to benefit plan clients. ERISA and related provisions of the Internal Revenue Code impose duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of ERISA plan clients and certain transactions by the fiduciaries (and several other related parties) to the plans. The Department of Labor, which administers ERISA, has been increasingly active in proposing and adopting regulations affecting the asset management industry. In addition, Legg Mason Investment Counsel & Trust Company is regulated by the Office of the Comptroller of the Currency.
In our international business, we have fund management, asset management and distribution subsidiaries domiciled in a number of jurisdictions, including Australia, Brazil, Canada, Japan, Hong Kong, Ireland, Luxembourg, Poland, Singapore, Taiwan and the United Kingdom that are subject to extensive regulation under the laws of, and to supervision by, governmental authorities in each of these jurisdictions. Our international subsidiaries are also authorized or licensed to offer their products and services in several other countries around the world, and thus are subject to the laws of, and to supervision by, governmental authorities in these additional countries. In addition, a subsidiary of Permal is a Bahamas bank regulated by the Central Bank of the Bahamas. Our offshore proprietary funds are subject to the laws and regulatory bodies of the jurisdictions in which they are domiciled and, for funds listed on exchanges, to the rules of the applicable exchanges. Certain of our funds domiciled in Ireland and Luxembourg are also registered for public sale in several countries around the world and are subject to the laws of, and supervision by, the governmental authorities of those countries. All of these non-U.S. governmental authorities generally have broad supervisory and disciplinary powers, including, among others, the power to set minimum capital requirements, to temporarily or permanently revoke the authorization to carry on regulated business, to suspend registered employees, and to invoke censures and fines for both the regulated business and its registered employees.
Our broker‑dealer subsidiaries are subject to regulations that cover all aspects of the securities business. Much of the regulation of broker‑dealers has been delegated to self-regulatory organizations, principally the Financial Industry Regulatory Authority. These self-regulatory organizations have adopted extensive regulatory requirements relating to matters such as sales practices, compensation and disclosure, and conduct periodic examinations of member broker‑dealers in accordance with rules they have adopted and amended from time to time, subject to approval by the SEC. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker‑dealer, its officers or registered employees. These administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and can have an adverse impact on the reputation or business of a broker‑dealer. The principal purpose of regulation and discipline of broker‑dealers is the protection of clients and the securities markets, rather than protection of creditors and stockholders of the regulated entity.
Net Capital Requirements
We have three small, non-clearing broker-dealer subsidiaries that primarily distribute our funds and other asset management products. These broker‑dealer subsidiaries are subject to net capital rules that mandate that they maintain certain levels of capital. In addition, certain of our subsidiaries that operate outside the United States are subject to net capital or liquidity requirements in the jurisdictions in which they operate. For example, in addition to requirements in other jurisdictions, our United Kingdom‑based subsidiaries and our Singapore‑based subsidiaries are subject to the net capital requirements of the Financial Services Authority and the Monetary Authority of Singapore, respectively.

ITEM 1A. RISK FACTORS.
Our business, and the asset management industry in general, is subject to numerous risks, uncertainties and other factors that could negatively affect our business or results of operations. These risks, uncertainties and other factors, including the ones discussed below and those discussed elsewhere herein and in our other filings with the SEC, could cause actual results to differ materially from any forward‑looking statements that we or any of our employees may make.
Risks Related to our Asset Management Business
Poor Investment Performance Could Lead to a Loss of Assets Under Management and a Decline in Revenues
We believe that investment performance is one of the most important factors for the maintenance and growth of our assets under management. Poor investment performance, either on an absolute or relative basis, could impair our revenues and growth because:

•	existing clients might withdraw funds in favor of better performing products, which would result in lower investment advisory and other fees;

•	our ability to attract funds from existing and new clients might diminish; and

•	negative absolute investment performance will directly reduce our managed assets.
In addition, in the ordinary course of our business we may reduce or waive investment management fees, or limit total expenses, on certain products or services for particular time periods to manage fund expenses, or for other reasons, and to help retain or increase managed assets. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced. During certain times over the last five fiscal years, several of our key equity and fixed income asset managers generated poor investment performance, on a relative basis or an absolute basis, in certain products or accounts that they managed. These investment performance issues contributed to a significant reduction in their assets under management and revenues and a reduction in performance fees. Although our overall investment performance has improved over the last two fiscal years, we still face performance issues with a number of our products, and there is typically a lag before improvements in investment performance produce a positive effect on asset flows. There can be no assurances as to when investment performance issues will cease to influence our assets under management and revenues.
Assets Under Management May Be Withdrawn, Which May Reduce our Revenues and Net Income
Our investment advisory and administrative contracts are generally terminable at will or upon relatively short notice, and investors in the mutual funds that we manage may redeem their investments in the funds at any time without prior notice. Institutional and individual clients can terminate their relationships with us, reduce the aggregate amount of assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, changes in investment preferences of clients, changes in our reputation in the marketplace, changes in management or control of clients or third‑party distributors with whom we have relationships, loss of key investment management or other personnel and financial market performance. This risk is underscored by the fact that we have one international client that represents approximately 4% of our total assets under management (although it generates less than 1% of our operating revenues). In addition, in a declining securities market, the pace of mutual fund redemptions and withdrawal of assets from other accounts could accelerate. Poor investment performance generally or relative to other investment management firms tends to result in decreased purchases of fund shares, increased redemptions of fund shares, and the loss of institutional or individual accounts. Due in part to investment performance issues, we have experienced net outflows of equity and fixed income assets under management for the last six and five fiscal years, respectively. While the rate of outflows decreased in fiscal year 2012, there can be no assurances as to when, or if, the flows will reverse. During fiscal years 2012 and 2011 we had $27.5 billion and $61.1 billion, respectively, in aggregate net client outflows. The fiscal year 2012 outflows included $21.3 billion in equity asset outflows and $18.6 in fixed income asset outflows, which were partially offset by $12.4 billion in liquidity asset inflows.
We May Support Money Market Funds to Maintain Their Stable Net Asset Values, or Other Products we Manage, Which Could Affect our Revenues or Operating Results
Approximately 19% of our assets under management as of March 31, 2012 consisted of assets in money market funds. Money market funds seek to preserve a stable net asset value. The money market funds our asset managers manage have always maintained this stable net asset value. However, there is no guarantee that this stable net asset value will be achieved in the future. Market conditions could lead to severe liquidity or security pricing issues, which could impact their net asset values. If the net asset value of a money market fund managed by our asset managers were to fall below its stable net asset value, we would likely experience significant redemptions in assets under management and reputational harm, which could have a material adverse effect on our revenues or net income.
If a money market fund's stable net asset value comes under pressure, we may elect, as we have done in the past, to provide credit, liquidity, or other support to the fund. We may also elect to provide similar or other support, including by providing liquidity to a fund, to other products we manage for any number of reasons. We are not legally required to support any money market fund or other product and there can be no assurance that any support would be sufficient to avoid an adverse impact on any product or investors in any product. A decision to provide support may arise from factors specific to our products or from industry‑wide factors. If we elect to provide support, we could incur losses from the support we provide and incur additional costs, including financing costs, in connection with the support. These losses and additional costs could be material, and could adversely affect our earnings. If we were to take such actions we may also restrict our corporate assets, limiting our flexibility to use these assets for other purposes, and may be required to raise additional capital.
If we Are Unable to Maintain our Fee Levels or If our Asset Mix Changes, our Revenues and Margins Could Be Reduced
Our profit margins and net income are dependent in significant part on our ability to maintain current fee levels for the products and services that our asset managers offer. There has been a trend toward lower fees in some segments of the asset management industry, and no assurances can be given that we will be able to maintain our current fee structure. Competition could lead to our asset managers reducing the fees that they charge their clients for products and services. See “ - Competition in the Asset Management Industry Could Reduce our Revenues and Net Income.” In addition, our asset managers may be required to reduce their fee levels, or restructure the fees they charge, because of, among other things, regulatory initiatives or proceedings that are either industry-wide or specifically targeted, or court decisions. A reduction in the fees that our asset managers charge for their products and services will reduce our revenues and could reduce our net income. These factors also could inhibit our ability to increase fees for certain products.
Our assets under management can generate very different revenues per dollar of managed assets based on factors such as the type of asset managed (equity assets generally produce greater revenues than fixed income assets), the type of client (institutional clients generally pay lower fees than other clients), the type of asset management product or service provided and the fee schedule of the asset manager providing the service. A shift in the mix of our assets under management from higher revenue‑generating assets to lower revenue‑generating assets may result in a decrease in our revenues even if our aggregate level of assets under management remains unchanged or increases. A decrease in our revenues, without a commensurate reduction in expenses, will reduce our net income. We experienced such a shift in the mix of our assets under management during fiscal year 2012, during which our equity assets under management decreased from $189.6 billion (28% of our total assets under management) on March 31, 2011 to $163.4 billion (26% of our total assets under management) on March 31, 2012. There can be no assurances that this shift will not continue or reverse.
Our Mutual Fund Management Contracts May Not Be Renewed, Which May Reduce our Revenues and Net Income
A substantial portion of our revenue comes from managing U.S. mutual funds. We generally manage these funds pursuant to management contracts with the funds that must be renewed and approved by the funds' boards of directors annually. A majority of the directors of each mutual fund are independent from us. Although the funds' boards of directors have historically approved each of our management contracts, there can be no assurance that the board of directors of each fund that we manage will continue to approve the fund's management contract each year, or will not condition its approval on the terms of the management contract being revised in a way that is adverse to us. If a mutual fund management contract is not renewed, or is revised in a way that is adverse to us, it could result in a reduction in our revenues and, if our revenues decline without a commensurate reduction in our expenses, our net income will be reduced.
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
Changes in Securities Markets and Prices May Affect our Revenues and Net Income
A large portion of our revenue is derived from investment advisory contracts with clients. Under these contracts, the investment advisory fees we receive are typically based on the market value of assets under management. Accordingly, a decline in the prices of securities generally may cause our revenues and income to decline by:

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
In addition, as of March 31, 2011, a substantial portion of our assets was invested in securities and other seed capital investments. A decline in the value of equity, fixed income or other alternative securities could lower the value of these investments and result in declines in our non-operating income and net income. Increases or decreases in the value of these investments could increase the volatility of our earnings.
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
The current historically low interest rate environment affects the yields of money market funds, which are based on the income from the underlying securities less the operating costs of the funds. With short-term interest rates at or near zero, the operating expenses of money market funds may become greater than the income from the underlying securities. During the past three fiscal years, we voluntarily waived certain fees or assumed expenses of money market funds for competitive reasons, such as to maintain positive yields. These fee waivers resulted in $120 million in reduced investment advisory revenues in fiscal year 2012, and have continued into the present fiscal year.
Competition in the Asset Management Industry Could Reduce our Revenues and Net Income
The asset management industry in which we are engaged is extremely competitive and we face substantial competition in all aspects of our business. We compete with numerous international and domestic asset management firms and broker‑dealers, mutual fund complexes, hedge funds, commercial banks, insurance companies, other investment companies and other financial institutions. Many of these organizations offer products and services that are similar to, or compete with, those offered by our asset managers and have substantially more personnel and greater financial resources than we do. Some of these competitors have proprietary products and distribution channels that make it more difficult for us to compete with them. In addition, many of our competitors have long-standing and established relationships with distributors and clients. From time to time, our asset managers also compete with each other for clients and assets under management. Our ability to compete may be adversely affected if, among other things, our asset managers lose key employees or, as has been the case for certain of the products managed by our asset managers, under‑perform in comparison to relevant performance benchmarks or peer groups.

The asset management industry has experienced from time to time the entry of many new firms, as well as significant consolidation as numerous asset management firms have either been acquired by other financial services firms or ceased operations. In many cases, this has resulted in firms with greater financial resources than we have. In addition, a number of heavily capitalized companies, including commercial banks and foreign entities have made investments in and acquired asset management firms. Access to mutual fund distribution channels has also become increasingly competitive. All of these factors could make it more difficult for us to compete, and no assurance can be given that we will be successful in competing and growing our assets under management and business. If clients and potential clients decide to use the services of competitors, it could reduce our revenues and growth rate, and if our revenues decrease without a commensurate reduction in our expenses, our net income will be reduced. In this regard, there are a number of asset classes that are not well covered by our current products and services. When these asset classes are in favor with investors, we will miss the opportunity to gain the assets under management that are being invested in these assets and face the risk of our managed assets being withdrawn in favor of competitors who provide services covering these classes. For example, to the extent there is a trend in the asset management business in favor of passive products such as index and exchange- traded funds, it favors our competitors who provide those products over active managers like our asset managers. In addition, our asset managers are not typically the lowest cost provider of asset management services. To the extent that we compete on the basis of price in any of our businesses, we may not be able to maintain our current fee structure in that business, which could adversely affect our revenues and net income. In the retail separately managed account program business, there has been a trend toward more open programs that involve more asset managers who provide only investment models which the financial institution sponsor's employees use to allocate assets. A number of the programs for which we provide services have followed this trend, and additional programs could do so in the future. This trend could result in assets under management retention issues due to additional competition within the programs, particularly for products with performance issues, and reduced management fees, which are typical results of providing investment models rather than advisory services.
Our sole business is asset management. As a result, we may be more affected by trends and issues affecting the asset management industry, such as industry-wide regulatory issues and inquiries, publicity about, and public perceptions of the industry and asset management industry market cycles, than other financial services companies that have more diversified businesses.
Failure to Comply With Contractual Requirements or Guidelines Could Result in Liability and Loss of Assets Under Management, Both of Which Could Cause our Net Income to Decline
The asset management contracts under which we manage client assets, including contracts with investment funds, often specify guidelines or contractual requirements that we are obligated to observe in providing asset management services. A failure to comply with these guidelines or requirements could result in damage to our reputation, liability to the client or the client reducing its assets under our management, any of which could cause our revenues and net income to decline. This risk is increased by the trend toward customized, specialized mandates seen by many of our asset managers, which tends to result in more complex mandates that are more difficult to administer.
The Soundness of Other Financial Institutions Could Adversely Affect our Business
Volatility in the markets in the recent past has highlighted the interconnection of the global markets and demonstrated how the deteriorating financial condition of one institution may materially and adversely impact the performance of other institutions. Legg Mason, and the funds and accounts that we manage, has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial industry. We, and the funds and accounts we manage, may be exposed to credit, operational or other risk in the event of a default by a counterparty or client, or in the event of other unrelated systemic failures in the markets.
Performance‑Based Fee Arrangements May Increase the Volatility of our Revenues
A portion of our investment advisory and related fee revenues is derived from performance fees. Our asset managers earn performance fees under certain client agreements if the investment performance in the portfolio meets or exceeds a specified benchmark. If the investment performance does not meet or exceed the investment return benchmark for a particular period, the asset manager will not generate a performance fee for that period and, if the benchmark is based on cumulative returns, the asset manager's ability to earn performance fees in future periods may be impaired. We earned $49.5 million, $96.7 million and $71.5 million in performance fees during fiscal 2012, 2011 and 2010, respectively. An increase in performance fees, or in performance‑based fee arrangements with our clients, could create greater fluctuations in our revenues.
We Rely Significantly on Third Parties to Distribute Mutual Funds and Certain Other Products
Our ability to market and distribute mutual funds and certain other investment products that we manage is significantly dependent on access to third‑party financial intermediaries that distribute these products. These distributors are generally not contractually required to distribute our products, and typically offer their clients various investment products and services, including proprietary products and services, in addition to and in competition with our products and services. Relying on third‑party distributors also exposes us to the risk of increasing costs of distribution, as we compensate them for selling our products and services in amounts that are agreed between them and us but which, in many cases, are largely determined by the distributor. Many of the funds we manage were historically primarily distributed through Citigroup's retail brokerage business. While we have strived to diversify our distribution network, the retail business created by the combination of Morgan Stanley's brokerage unit and Citigroup's Smith Barney brokerage unit into a joint venture known as Morgan Stanley Smith Barney remains the primary intermediary selling our funds. While the third‑party distributors are compensated for distributing our products and services, there can be no assurances that we will be successful in distributing our products and services through them. In addition, mergers and other corporate transactions among distributors may affect our distribution relationships. For example, we are not able to predict the long-term effect of the Morgan Stanley Smith Barney joint venture on our ability to continue to successfully distribute our funds and other products through it, or the costs of doing so. During the quarter ended June 30, 2011, Morgan Stanley Smith Barney amended certain historic Smith Barney brokerage programs to transfer to Morgan Stanley Smith Barney managers certain arrangements that had previously provided for investments in liquidity funds that our asset managers manage. This resulted in a $19.9 billion reduction in our liquidity assets under management. In addition, we expect further amendments to result in an additional $6 billion in liquidity assets under management being transferred over the next four months. If we are unable to distribute our products and services successfully, it will adversely affect our revenues and net income, and any increase in distribution‑related expenses could adversely affect our net income.
Our Funds-of-Hedge Funds Business Entails a Number of Additional Risks
Permal operates in the international funds-of-hedge funds business. The funds-of-hedge funds business typically involves clients being charged fees on two levels - at the funds-of-funds level and at the underlying funds level. These fees may include management fees and performance fees. While we are not currently aware of any issues in this area, there is no assurance that Permal will not be forced to change its fee structures by competitive or other pressures or that Permal's fee structures will not hamper its growth. In addition, Permal may generate significant performance fees from time to time, which could increase the volatility of our revenues. See “ - Performance‑Based Fee Arrangements May Increase the Volatility of our Revenues.” Because Permal operates in the funds-of-hedge funds business globally, it is exposed to a number of regulatory authorities and requirements in different jurisdictions.
Risks Related to our Company
Our Leverage May Affect our Business and May Restrict our Operating Results
At March 31, 2012, on a consolidated basis, we had approximately $1.4 billion in total indebtedness, excluding debt of consolidated investment vehicles for which we are not responsible, and total stockholders' equity of $5.7 billion, and our goodwill and other intangible assets were $1.3 billion and $3.9 billion, respectively. As of March 31, 2012, we had $265 million of additional borrowing capacity available under our various credit agreements, subject to certain conditions and compliance with the covenants in our outstanding indebtedness. As a result of this substantial indebtedness, we are required to use a significant portion of our cash flow to service principal and interest on our debt, which will limit the cash flow available for other business opportunities. In addition, these servicing obligations would increase in the future if we incur additional indebtedness.
Our ability to make scheduled payments of principal, to pay interest, or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which may be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control and by a variety of factors specific to our business.
The level of our indebtedness could:

•
limit our ability to obtain additional debt financing in the future or to borrow under our existing credit facilities (our principal bank debt facility requires that (i) our ratio of net debt (total debt less unrestricted cash in excess of working capital) to Consolidated EBITDA (as defined therein) not exceed 2.5 to 1, and (ii) our ratio of Consolidated EBITDA to total cash interest payments on certain Indebtedness (as defined therein) exceeds 4 to 1);

•	limit cash flow available for general corporate purposes due to the ongoing cash flow requirements for debt service;

•	limit our flexibility, including our ability to react to competitive and other changes in the industry and economic conditions; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.

As of March 31, 2012, under the terms of our bank credit agreement our ratio of net debt to Consolidated EBITDA was 1.1 to 1 and our ratio of Consolidated EBITDA to interest expense was 13.8 to 1, and, therefore, Legg Mason was in compliance with its bank financial covenants. If our net income significantly declines for any reason, it may be difficult to remain in compliance with these covenants. Similarly, to the extent that we spend our available cash for purposes other than repaying debt or acquiring businesses that increase our EBITDA, we will increase our net debt to Consolidated EBITDA ratio. Although there are actions that we may take if our financial covenant compliance becomes an issue, there can be no assurance that Legg Mason will remain in compliance with its bank debt covenants.
Our access to credit on reasonable terms is also partially dependent on our credit ratings. If our credit ratings are downgraded, it will likely become more difficult and costly for us to access the credit markets or otherwise incur new debt.
Upon the occurrence of various events, such as a change of control, some or all of our outstanding debt obligations may come due prior to their maturity dates and may require payments in excess of their outstanding amounts, which in certain circumstances may be significant.
We May Engage in Strategic Transactions That Could Create Risks
As part of our business strategy, we regularly review, are currently reviewing, and from time to time have discussions with respect to potential strategic transactions, including potential acquisitions, dispositions, consolidations, joint ventures or similar transactions and “lift-outs” of portfolio management teams, some of which may be material. There can be no assurance that we will find suitable candidates for strategic transactions at acceptable prices, have sufficient capital resources to accomplish our strategy, or be successful in entering into agreements for desired transactions. In addition, these transactions typically involve a number of risks and present financial, managerial and operational challenges, including:

•	adverse effects on our reported earnings per share in the event acquired intangible assets or goodwill become impaired;

•	existence of unknown liabilities or contingencies that arise after closing; and

•	potential disputes with counterparties.
Acquisitions, including completed acquisitions, also pose the risk that any business we acquire may lose customers or employees or could underperform relative to expectations. We could also experience financial or other setbacks if transactions encounter unanticipated problems, including problems related to execution or integration. Following the completion of an acquisition, we may have to rely on the seller to provide administrative and other support, including financial reporting and internal controls, to the acquired business for a period of time. There can be no assurance that the seller will do so in a manner that is acceptable to us.
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

Loss of Key Personnel Could Harm our Business
We are dependent on the continued services of a number of our key asset management personnel and our management team, including our Chief Executive Officer. The loss of any of such personnel without adequate replacement could have a material adverse effect on us. Moreover, since certain of our asset managers contribute significantly to our revenues and net income, the loss of even a small number of key personnel at these businesses could have a disproportionate impact on our overall business. Additionally, we need qualified managers and skilled employees with asset management experience in order to operate our business successfully. The market for experienced asset management professionals is extremely competitive and is increasingly characterized by the movement of employees among different firms. Due to the competitive market for asset management professionals and the success of some of our employees, our costs to attract and retain key employees are significant and will likely increase over time. From time to time, we may work with key employees to revise revenue sharing agreements and other employment‑related terms to reflect current circumstances, including in situations where a revenue sharing agreement may result in insufficient revenues being retained by the subsidiary. In addition, since the investment track record of many of our products and services is often attributed to a small number of individual employees, and sometimes one person, the departure of one or more of these employees could cause the business to lose client accounts or managed assets, which could have a material adverse effect on our results of operations and financial condition. If we are unable to attract and retain qualified individuals or our costs to do so increase significantly, our operations and financial results would be materially adversely affected.
Our Business is Subject to Numerous Operational Risks and Risks that we May Incur Charges Related to Leased Facilities
We face numerous operational risks related to our business on a day-to-day basis. Among other things, we must be able to consistently and reliably obtain securities pricing information, process trading activity, process client and investor transactions and provide reports and other customer service to our clients, investors and distributors. Failure to keep current and accurate books and records can render us subject to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our clients. If any of our financial, portfolio accounting or other data processing systems, or the systems of third parties on whom we rely, do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people or systems, or those of third parties on whom we rely, we could suffer an impairment to our liquidity, a financial loss, a disruption of our businesses, liability to clients, regulatory problems or damage to our reputation. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more buildings. In addition, our operations are dependent upon information from, and communications with, third parties, and operational problems at third parties may adversely affect our ability to carry on our business.
Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems, networks and mobile devices. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software, networks and mobile devices, may be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that have a security impact. If one or more of such events occur, it potentially could jeopardize our or our clients' or counterparties' confidential and other information processed and stored in, and transmitted through, our computer systems, networks and mobile devices, or otherwise cause interruptions or malfunctions in our, our clients', our counterparties' or third parties' operations. We may be required to spend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against fully or not fully covered through any insurance that we maintain.
We depend on our headquarters, the offices of our subsidiaries and our operations centers for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our asset managers, or an event disrupting the ability of our employees to perform their job functions, including terrorist attacks or a disruption involving electrical communications, transportation or other services used by us or third parties with whom we conduct business, directly affecting our headquarters, the offices of our subsidiaries, our operations centers or the travel of our sales, client service and other personnel, may have a material adverse impact on our ability to continue to operate our business without interruption. Although we have disaster recovery programs in place, there can be no assurance that these will be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses.
We continue to be exposed to the risk of incurring charges related to subleases or vacant space for several of our leased offices. As of March 31, 2012, our future commitments from third parties under non-cancellable subleases were approximately $149 million, which in total, net of reserves, effectively offsets obligations under our leases for the properties. As of March 31, 2012, our total future lease commitments for office space that we have vacated and are seeking to sublease was approximately $38 million, of which we have previously reserved $17 million through lease charges to our earnings. Under generally accepted accounting principles, at the time a sublease is entered into or space is deemed permanently abandoned, we must incur a charge equal to the present value of the amount by which the commitments under the lease exceeds the amount due, or amount expected to be received, under a sublease. As a result, in a period of declining commercial lease markets, we are exposed to the risk of incurring charges relating to any premises we are seeking to sublease resulting from longer periods to identify sub-tenants and reduced market rent rates leading to new sub-tenants paying less in rent than we are paying under our lease. Also, if a sub-tenant defaults on its sublease, we would likely incur a charge for the rent that we will incur during the period that we expect would be required to sublease the premises and any reduction in rent that current market rent rates lead us to expect a new sub-tenant will pay. This risk is underscored by the fact that one sub-tenant represents approximately 51% of the future sublease rent commitments described above. There can be no assurance that we will not recognize additional lease‑related charges, which may be material to our results of operations.
Potential Impairment of Goodwill and Intangible Assets Could Increase our Expenses and Reduce our Assets
Determining goodwill and intangible assets, and evaluating them for impairment, requires significant management estimates and judgment, including estimating value and assessing life in connection with the allocation of purchase price in the acquisition creating them. Our goodwill and intangible assets may become impaired as a result of any number of factors, including losses of investment management contracts or declines in the value of managed assets. Any impairment of goodwill or intangibles could have a material adverse effect on our results of operations. Our $33 million in net amortizable intangible assets represent asset management contracts purchased in several transactions. These assets could become impaired if we experience client attrition at a rate faster than projected or fees charged under the contracts are reduced. The domestic mutual fund contracts acquired in the 2005 acquisition of the Citigroup Asset Management business (“CAM”) of $2,502 million and the Permal funds-of-hedge funds contracts of $947 million account for approximately 65% and 25%, respectively, of our indefinite-life intangible assets, while the goodwill in our asset management business aggregates $1.3 billion. Changes in the assumptions underlying projected cash flows from the assets or reporting unit, resulting from market conditions, reduced assets under management or other factors, could result in an impairment of any of these assets. As of December 31, 2011, the date of our most recent annual testing, assuming all other factors remain the same, actual results and changes in assumptions for the domestic mutual fund and Permal funds-of-hedge fund contracts would have to cause our cash flow projections over the long term to deviate more than 5% and 35%, respectively, from projections or the discount rate would have to increase from 13.0 to 13.5% and from 14.5 to 19.5%, respectively, for the asset to be deemed impaired. Similarly, assuming all other factors remain the same, actual results and changes in assumptions for goodwill would have to cause our cash flow projections over the long term to deviate approximately 51% from previous projections or the discount rate would have to increase by approximately eight percentage points, for the goodwill to be deemed impaired. There can be no assurances that market turmoil or asset outflows, or other factors, will not produce an impairment. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Intangible Assets and Goodwill.”
Our Deferred Tax Assets May Not Be Fully Realizable
As of March 31, 2012, we had approximately $718 million in U.S. federal deferred tax assets, which represent tax benefits that we expect to realize in future periods. Under accounting rules, we are required to recognize a charge to earnings to reduce our deferred tax assets if it is determined that any future tax benefits are not likely to be realized before they expire. Deferred tax assets generated in U.S. jurisdictions resulting from net operating losses generally expire 20 years after they are generated. Those resulting from foreign tax credits generally expire 10 years after they are generated. In order to realize these future tax benefits, we estimate that we must generate approximately $4.1 billion in future U.S. earnings, approximately $169 million of which must be in the form of foreign source income, before the benefits expire. There can be no assurances that we will achieve this level of earnings before some portion of these tax benefits expires. In addition, our belief that we will likely be able to realize these future tax benefits is based in part upon our estimates of the timing of other differences in revenue and expense recognition between tax returns and financial statements and our understanding of the application of tax regulations, which may prove to be incorrect for any number of reasons, including future changes in tax or accounting regulations. If we are required to recognize a charge to earnings to reduce our deferred tax assets, the charge may be material to our earnings or financial condition.

We Are Exposed to a Number of Risks Arising From our International Operations
Our asset managers operate in a number of jurisdictions outside of the United States on behalf of international clients. We have offices in numerous countries and many cross border and local proprietary funds that are domiciled outside the United States. Our international operations require us to comply with the legal requirements of various foreign jurisdictions, expose us to the political consequences of operating in foreign jurisdictions and subject us to expropriation risks, expatriation controls and potential adverse tax consequences which, among other things, make it more difficult to repatriate to the United States the cash that we generate outside the U.S. At March 31, 2012, our total cash and cash equivalents of $1.4 billion included approximately $600 million held by our foreign subsidiaries, some of which, if repatriated, may be subject to material tax effects. Our foreign business operations are also subject to the following risks:

•	difficulty in managing, operating and marketing our international operations;

•	fluctuations in currency exchange rates which may result in substantial negative effects on assets under management and revenues in our U.S. dollar-based financial statements; and

•	significant adverse changes in foreign legal and regulatory environments.
Legal and Regulatory Risks
Regulatory Matters May Negatively Affect our Business and Results of Operations
Our business is subject to regulation by various regulatory authorities that are charged with protecting the interests of our clients. We could be subject to civil liability, criminal liability, or sanction, including revocation of our subsidiaries' registrations as investment advisers, revocation of the licenses of our employees, censures, fines, or temporary suspension or permanent bar from conducting business, if we violate such laws or regulations. Any such liability or sanction could have a material adverse effect on our financial condition, results of operations, reputation, and business prospects. In addition, the regulatory environment in which we operate frequently changes and has seen significant increased regulation in recent years. In particular, we have incurred, and will continue to incur, significant additional costs as a result of regulatory changes affecting U.S. mutual funds and changes to European mutual fund regulation, including the EU Directive on Undertakings for Collective Investments in Transferable Securities Directives (UCITs) and the Alternative Investment Fund Managers Directive. Furthermore, the SEC has proposed replacing Rule 12b-1 under the Investment Company Act of 1940, which regulates certain fees that may be paid to mutual fund distributors, with a new regulation that would significantly change fund distribution practices in the industry. This proposal, if adopted, could increase our operational and compliance costs and may affect our ability to compensate distributors for selling our products. We also expect to spend time and money to comply with the requirements of the U.S. Foreign Account Tax Compliance Act. Our business and results of operations can also be adversely affected by federal, state and foreign regulatory issues and proceedings.
We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations. For example, we note that the federal government has made, and has proposed further, significant changes to the regulatory structure of the financial services industry, and we expect to spend time and resources to comply with these regulatory changes. We also note that recommendations for regulatory reform in the liquidity asset management business include the possible imposition of banking and banking-like regulations on liquidity funds and their managers. Currently, SEC officials have stated publicly that the agency is considering proposing additional regulations for money market funds that are designed to address certain concerns arising from the 2007-2008 financial crisis. Among the changes the SEC says it is considering are a possible requirement that money market funds have a capital buffer, the imposition of redemption holdbacks, and a requirement that money market funds convert to a floating net asset value. If adopted, these proposals, which also have been publicly supported by a number of Federal banking officials, could significantly impact the money market fund industry. Depending on the nature of any changes adopted, the new regulations could, among other things, reduce the attractiveness of money market funds to retail and institutional investors and raise the costs of being in this business. Although the SEC has not proposed any specific regulations to date, we continue to monitor this area carefully and, if new regulations are adopted, we will consider how they affect our liquidity management business and take action, as appropriate. Any of these revisions could adversely affect our liquidity asset management business and our results of operations.
Instances of criminal activity and fraud by participants in the asset management industry, disclosures of trading and other abuses by participants in the financial services industry and significant governmental intervention and investment in the financial markets and financial firms have led the U.S. government and regulators to increase the rules and regulations governing, and oversight of, the U.S. financial system. This activity has resulted in changes to the laws and regulations governing the asset management industry and more aggressive enforcement of the existing laws and regulations. For example, the 2010 Dodd-Frank

Wall Street Reform and Consumer Protection Act in the U.S. provides for a comprehensive overhaul of the financial services regulatory environment and requires the adoption of extensive regulations and many regulatory decisions to be implemented. These revisions to the laws and regulations are an ongoing process. The cumulative effect of these actions may result in increased expenses, or lower management or other fees, and therefore adversely affect the revenues or profitability of our business.
Our Business Involves Risks of Being Engaged in Litigation and Liability That Could Increase our Expenses and Reduce our Net Income
Many aspects of our business involve substantial risks of liability. In the normal course of business, our asset managers are from time to time named as defendants or co-defendants in lawsuits, or are involved in disputes that involve the threat of lawsuits, seeking substantial damages. For example, one of our asset managers was named as the defendant in a lawsuit filed by a former institutional client seeking damages in excess of $90 million. Although we believe the claims are without merit, no assurances can be given that this lawsuit will not adversely impact our expenses or net income. We are also involved from time to time in governmental and self-regulatory organization investigations and proceedings. Similarly, the investment funds that our asset managers manage are subject to actual and threatened lawsuits and governmental and self-regulatory organization investigations and proceedings, any of which could harm the investment returns or reputation of the applicable fund or result in our asset managers being liable to the funds for any resulting damages. There has been an increased incidence of litigation and regulatory investigations in the asset management industry in recent years, including customer claims as well as class action suits seeking substantial damages. Any litigation can increase our expenses and reduce our net income.
Insurance May Not Be Available on a Cost Effective Basis to Protect us From Liability
We face the inherent risk of liability related to litigation from clients, third‑party vendors or others and actions taken by regulatory agencies. To help protect against these potential liabilities, we purchase insurance in amounts, and against risks, that we consider appropriate, where such insurance is available at prices we deem acceptable. There can be no assurance, however, that a claim or claims will be covered by insurance or, if covered, will not exceed the limits of available insurance coverage, that any insurer will remain solvent and will meet its obligations to provide us with coverage or that insurance coverage will continue to be available with sufficient limits at a reasonable cost. Insurance costs are impacted by market conditions and the risk profile of the insured, and may increase significantly over relatively short periods. In addition, certain insurance coverage may not be available or may only be available at prohibitive costs. Renewals of insurance policies may expose us to additional costs through higher premiums or the assumption of higher deductibles or co-insurance liability.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
We lease all of our office space. Our headquarters and certain other functions are located in an office building in Baltimore, Maryland, in which we currently hold under lease approximately 372,000 square feet, of which approximately 82,000 square feet has been subleased to third parties.
Our asset managers and other subsidiaries are housed in office buildings in 32 cities in 19 countries around the world. The largest of the leases include:

•
ClearBridge Advisors, Western Asset Management Company and our distribution and administrative services subsidiaries currently occupy approximately 130,000 square feet in an office building located in New York, New York in which we hold under lease approximately 193,000 square feet. The remaining 63,000 square feet has been subleased to a third party;

•	Western Asset Management Company's headquarters is housed in an office building in Pasadena, California in which we occupy approximately 190,000 square feet; and

•	our distribution and administrative services subsidiaries occupy approximately 150,000 square feet in an office building located in Stamford, Connecticut.
See Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Report for a discussion of our lease obligations.

ITEM 3. LEGAL PROCEEDINGS.
Our current and former subsidiaries have been the subject of customer complaints and have also been named as defendants in various legal actions arising primarily from securities brokerage, asset management and investment banking activities, including certain class actions, which primarily allege violations of securities laws and seek unspecified damages, which could be substantial. For example, we are aware of litigation against certain underwriters of offerings in which one or more of our former subsidiaries was a participant, but where the former subsidiary is not now a defendant. In these latter cases, it is possible that we may be called upon to contribute to settlements or judgments. In the normal course of our business, our current and former subsidiaries have also received subpoenas and are currently involved in governmental and self-regulatory agency inquiries, investigations and, from time to time, proceedings involving asset management activities. In the 2005 transaction with Citigroup, we transferred to Citigroup the subsidiaries that constituted our private client brokerage and capital markets businesses, thus transferring the entities that would have primary liability for most of the customer complaint, litigation and regulatory liabilities and proceedings arising from those businesses. However, as part of that transaction, we agreed to indemnify Citigroup for most customer complaint, litigation and regulatory liabilities of our former private client brokerage and capital markets businesses that result from pre-closing events. In addition, the asset management business we acquired from Citigroup is a defendant in a number of legal actions, including class action litigation, arising from pre-closing asset management activities, some of which seek substantial damages. Under the terms of the transaction agreement with Citigroup, Citigroup has agreed to indemnify us for certain legal matters, including all currently known pre-closing legal matters, of the former CAM business. While the ultimate resolution of any pre-closing matters threatened or pending from our prior brokerage and capital markets businesses or the former CAM business cannot be determined at this time, based on current information and after consultation with legal counsel, management believes that any accrual or range of reasonably possible losses as of March 31, 2012 is not material. While the ultimate resolution of any other threatened or pending litigation and other matters cannot be currently determined, in the opinion of our management, after consultation with legal counsel, due in part to the preliminary nature of certain of these matters, we are currently unable to estimate the amount or range of potential losses from these matters, and our financial condition, results of operations and cash flows could be materially affected during a period in which a matter is ultimately resolved. See Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Report.
ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

Information (not included in our definitive proxy statement for the 2012 Annual Meeting of Stockholders) regarding certain of our executive officers is as follows:
Peter H. Nachtwey, age 56, was elected Chief Financial Officer and Senior Executive Vice President of Legg Mason in January 2011 when he joined the firm. From July 2007 through December 2010, Mr. Nachtwey served as Chief Financial Officer of The Carlyle Group, an alternative investment management firm, where he had responsibility for all of the financial and a number of the operational functions at the firm. Prior to The Carlyle Group, Mr. Nachtwey spent more than 25 years at Deloitte and Touche, LLP, an accounting firm, most recently as Managing Partner of the Investment Management practice.
Ronald R. Dewhurst, age 59, was elected Senior Executive Vice President and Senior Managing Director of Legg Mason in January 2008, was the head of our International division from January 2008 until January 2011 and currently oversees our global investment managers. Mr. Dewhurst served as the Chief Executive Officer of I00F, an investment management company in Australia, from 2004 to 2007. From 1993 to 2002, he held various positions at J.P. Morgan Investment Management and J.P. Morgan Fleming Asset Management, including Head of Asian Equities, Hong Kong; Head of European Equities, London and Head of the Americas, New York. He was also a member of the J.P. Morgan Global Committee for Private Banking and Asset Management.
Thomas P. Lemke, age 57, was elected General Counsel and Senior Vice President of Legg Mason in 2005 and Executive Vice President in July 2011. Until December 2010, Mr. Lemke was responsible for overseeing our Legal, Compliance and Internal Audit functions. Since December 2010, Mr. Lemke has been responsible for overseeing our Governance Group, which consists of Legal, Compliance, Internal Audit, Risk Management, Global Fiduciary Platform and U.S. Fund Boards. Prior to joining Legg Mason, Mr. Lemke was a partner at Morgan Lewis, a law firm where he held a senior role in the firm's asset management practice.
Jeffrey A. Nattans, age 45, was elected Senior Vice President of Legg Mason in March 2009 and Executive Vice President in July 2009, previously was responsible for overseeing our Specialized Asset Managers and currently oversees our acquisition and business development activities. Mr. Nattans has been involved in corporate strategy, strategic initiatives, including acquisitions and financings, and the development of Legg Mason's international equity asset management businesses since joining us in 2006.

From 1996 to 2006, he served as an investment banker at Goldman, Sachs & Co., a large broker‑dealer and investment banking firm.
Joseph A. Sullivan, age 54, was elected Senior Executive Vice President of Legg Mason in September 2008 and until January 2011 was responsible for overseeing our administrative functions as Chief Administrative Officer. Mr. Sullivan currently oversees our global distribution operations. From December 2005 to September 2008 he was responsible for overseeing the fixed income capital markets operations of Stifel Nicolaus, a broker‑dealer. From 1993 to December 2005 he oversaw the fixed income capital markets operations of Legg Mason Wood Walker, Legg Mason's broker‑dealer subsidiary that was sold in December 2005.
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Shares of Legg Mason, Inc. common stock are listed and traded on the New York Stock Exchange (symbol LM). As of March 31, 2012, there were approximately 1,500 holders of record of Legg Mason common stock. Information with respect to our dividends and stock prices is as follows:

	Quarter ended
	Mar. 31	Dec. 31	Sept. 30	June 30
Fiscal 2012
Cash dividend declared per share	$0.08	$0.08	$0.08	$0.08
Stock price range:
High	29.49	29.56	34.32	37.82
Low	23.75	22.61	24.11	30.86
Fiscal 2011
Cash dividend declared per share	$0.06	$0.06	$0.04	$0.04
Stock price range:
High	37.29	37.72	31.04	34.83
Low	32.21	29.68	24.94	27.36
We expect to continue paying cash dividends. However, the declaration of dividends is subject to the discretion of our Board of Directors. In determining whether to declare dividends, or how much to declare in dividends, our Board will consider factors it deems relevant, which may include our results of operations and financial condition, our financial requirements, general business conditions and the availability of funds from our subsidiaries, including all restrictions on the ability of our subsidiaries to provide funds to us. On April 30, 2012, our Board of Directors declared a regular, quarterly dividend of $0.11 per share, increasing the regular, quarterly dividend rate paid on shares of our common stock during the prior fiscal quarter.

Purchases of our Common Stock
The following table sets out information regarding our purchases of Legg Mason common stock during the quarter ended March 31, 2012:

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs(1)	(d) Approximate dollar value that may yet be purchased under the plans or programs(1)
January 1, 2012 Through January 31, 2012	63,319	(2)	$24.19	—	$154,938,375
February 1, 2012 Through February 29, 2012	—		—	—	154,938,375
March 1, 2012 Through March 31, 2012	—		—	—	154,938,375
Total	63,319		$24.19	—	$154,938,375

(1)
On May 10, 2010, we announced that our Board of Directors replaced a prior stock purchase authorization with a new authorization to purchase up to $1 billion worth of our common stock. There is no expiration date attached to this authorization.

(2)	Consists of shares of vesting restricted stock and restricted stock units surrendered to Legg Mason to satisfy related income tax withholding obligations of employees via net share transactions.

ITEM 6. SELECTED FINANCIAL DATA.

(Dollars in thousands, except per share amounts or unless otherwise noted)

	Years ended March 31,
	2012	2011	2010	2009	2008
OPERATING RESULTS
Operating revenues	$2,662,574	$2,784,317	$2,634,879	$3,357,367	$4,634,086
Operating expenses, excluding impairment	2,323,821	2,397,509	2,313,696	2,718,577	3,432,910
Impairment of goodwill and intangible assets	—	—	—	1,307,970	151,000
Operating income (loss)	338,753	386,808	321,183	(669,180)	1,050,176
Other non-operating expense	(54,006)	(23,315)	(32,027)	(243,577)	(5,573)
Other non-operating income of consolidated investment vehicles, net	18,336	1,704	17,329	7,796	—
Fund support	—	—	23,171	(2,283,236)	(607,276)
Income (loss) before income tax provision (benefit)	303,083	365,197	329,656	(3,188,197)	437,327
Income tax provision (benefit)	72,052	119,434	118,676	(1,223,203)	173,496
Net income (loss)	231,031	245,763	210,980	(1,964,994)	263,831
Less: Net income (loss) attributable to noncontrolling interests	10,214	(8,160)	6,623	2,924	266
Net income (loss) attributable to Legg Mason, Inc.	$220,817	$253,923	$204,357	$(1,967,918)	$263,565
PER SHARE
Net income (loss) per share attributable to
Legg Mason, Inc. common shareholders:
Basic	$1.54	$1.63	$1.33	$(13.99)	$1.86
Diluted	$1.54	$1.63	$1.32	$(13.99)	$1.83
Weighted‑average shares outstanding:
Basic	143,292	155,321	153,715	140,669	142,018
Diluted (1)	143,349	155,484	155,362	140,669	143,976
Dividends declared	$0.32	$0.20	$0.12	$0.96	$0.96
BALANCE SHEET
Total assets	$8,555,747	$8,707,756	$8,622,632	$9,232,299	$11,830,352
Long-term debt	1,136,892	1,201,868	1,170,334	2,740,190	1,992,231
Total stockholders' equity	5,677,291	5,770,384	5,841,724	4,598,625	6,784,641
FINANCIAL RATIOS AND OTHER DATA
Adjusted income (loss) (2)	$397,030	$439,248	$381,258	$(1,191,389)	$879,519
Adjusted income (loss) per diluted share (2)	$2.77	$2.83	$2.45	$(8.47)	$6.11
Operating margin	12.7%	13.9%	12.2%	(19.9)%	22.7%
Operating margin, as adjusted (3)	21.3%	23.2%	20.7%	23.9%	35.5%
Total debt to total capital (4)	19.6%	20.1%	19.6%	39.4%	26.9%
Assets under management (in millions)	$643,318	$677,646	$684,549	$632,404	$950,122
Full-time employees	2,979	3,395	3,550	3,890	4,220

(1)	Basic shares and diluted shares are the same for periods with a net loss.

(2)
Adjusted income (loss) is a non-GAAP performance measure. We define Adjusted income (loss) as Net income (loss) attributable to Legg Mason, Inc., plus amortization and deferred taxes related to intangible assets and goodwill, and imputed interest and tax benefits on contingent convertible debt less deferred income taxes on goodwill and indefinite-life intangible asset impairment, if any. We also adjust for non-core items that are not reflective of our economic performance, such as impairment charges and the impact of tax rate adjustments on certain deferred tax liabilities related to indefinite-life intangible assets and goodwill, and net money market fund support losses (gains). See Supplemental Non-GAAP Information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(3)
Operating margin, as adjusted, is a non-GAAP performance measure we calculate by dividing (i) Operating income (loss), adjusted to exclude the impact on compensation expense of gains or losses on investments made to fund deferred compensation plans, the impact on compensation expense of gains or losses on seed capital investments by our affiliates under revenue sharing agreements, transition-related costs of streamlining our business model, income (loss) of consolidated investment vehicles, and impairment charges by (ii) our operating revenues, adjusted to add back net investment advisory fees eliminated upon consolidation of investment vehicles, less distribution and servicing expenses which we use as an approximate measure of revenues that are passed through to third-parties, which we refer to as “Operating revenues, as adjusted.” See Supplemental Non-GAAP Information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(4)	Calculated based on total debt as a percentage of total capital (total stockholders' equity plus total debt) as of March 31.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

Legg Mason, Inc., a holding company, with its subsidiaries (which collectively comprise "Legg Mason") is a global asset management firm. Acting through our subsidiaries, we provide investment management and related services to institutional and individual clients, company-sponsored mutual funds and other investment vehicles. We offer these products and services directly and through various financial intermediaries. We have operations principally in the United States of America ("U.S.") and the United Kingdom ("U.K.") and also have offices in Australia, Bahamas, Brazil, Canada, Chile, China, Dubai, France, Germany, Italy, Japan, Luxembourg, Poland, Singapore, Spain, Switzerland and Taiwan. All references to fiscal 2012, 2011 or 2010, refer to our fiscal year ended March 31 of that year. Terms such as "we," "us," "our," and "Company" refer to Legg Mason.

In connection with a realignment of our executive management team during fiscal 2011, we no longer manage our business in two divisions and, during fiscal 2012, eliminated the previous separation of the Americas and International divisions and combined them into one operating segment, Global Asset Management. We believe this structure allows us to function as a global organization with a single purpose. As a result of this change, we no longer present assets under management ("AUM") or revenues by division.

Our operating revenues primarily consist of investment advisory fees, from separate accounts and funds, and distribution and service fees. Investment advisory fees are generally calculated as a percentage of the assets of the investment portfolios that we manage. In addition, performance fees may be earned under certain investment advisory contracts for exceeding performance benchmarks. Distribution and service fees are fees received for distributing investment products and services or for providing other support services to investment portfolios, and are generally calculated as a percentage of the assets in an investment portfolio or as a percentage of new assets added to an investment portfolio. Our revenues, therefore, are dependent upon the level of our AUM and fee rates, and thus are affected by factors such as securities market conditions, our ability to attract and maintain AUM and key investment personnel, and investment performance. Our AUM primarily vary from period to period due to inflows and outflows of client assets as well as market performance. Client decisions to increase or decrease their assets under our management, and decisions by potential clients to utilize our services, may be based on one or more of a number of factors. These factors include our reputation in the marketplace, the investment performance, both absolute and relative to benchmarks or competitive products, of our products and services, the fees we charge for our investment services, the client or potential client's situation, including investment objectives, liquidity needs, investment horizon and amount of assets managed, our relationships with distributors and the external economic environment, including market conditions.

The fees that we charge for our investment services vary based upon factors such as the type of underlying investment product, the amount of assets under management, the asset management affiliate that provides the services, and the type of services (and investment objectives) that are provided. Fees charged for equity asset management services are generally higher than fees charged for fixed income and liquidity asset management services. Accordingly, our revenues will be affected by the composition of our AUM. In addition, in the ordinary course of our business, we may reduce or waive investment management fees, or limit total expenses, on certain products or services for particular time periods to manage fund expenses, or for other reasons, and to help retain or increase managed assets. Under revenue sharing agreements, certain of our asset management affiliates retain different percentages of revenues to cover their costs, including compensation. As such, our Net income attributable to Legg Mason, Inc., operating margin and compensation as a percentage of operating revenues are impacted based on which affiliates generate our revenues, and a change in AUM at one affiliate can have a dramatically different effect on our revenues and earnings than an equal change at another affiliate. In addition, from time to time we may agree to changes in revenue sharing agreements and other arrangements with our asset management personnel, which may impact our compensation expenses and profitability.

The most significant component of our cost structure is employee compensation and benefits, of which a majority is variable in nature and includes incentive compensation that is primarily based upon revenue levels, non-compensation related operating expense levels at revenue share-based affiliates, and profits. The next largest component of our cost structure is distribution and servicing expense, which are primarily fees paid to third-party distributors for selling our asset management products and services and are largely variable in nature. Certain other operating costs are fixed in nature, such as occupancy, depreciation and amortization, and fixed contract commitments for market data, communication and technology services, and usually do not decline with reduced levels of business activity or, conversely, usually do not rise proportionately with increased business activity.

Our financial position and results of operations are materially affected by the overall trends and conditions of the financial markets, particularly in the United States, but also in the other countries in which we operate. Results of any individual period should not be considered representative of future results. Our profitability is sensitive to a variety of factors, including the amount and composition of our AUM, and the volatility and general level of securities prices and interest rates, among other things. Periods of unfavorable market conditions are likely to affect our profitability adversely. In addition, the diversification of services and products offered, investment performance, access to distribution channels, reputation in the market, attracting and retaining key employees and client relations are significant factors in determining whether we are successful in attracting and retaining clients. In the last few years, the industry has seen flows into products for which we do not currently garner significant market share. In addition, the economic downturn of fiscal years 2008 and 2009 contributed to a significant contraction in our business and we have not recovered to pre-downturn levels.

The financial services business in which we are engaged is extremely competitive. Our competition includes numerous global, national, regional and local asset management firms, broker-dealers and commercial banks. The industry has been impacted by continued economic uncertainty, and in prior years, by the consolidation of financial services firms through mergers and acquisitions.

The industry in which we operate is also subject to extensive regulation under federal, state, and foreign laws. Like most firms, we have been impacted by regulatory and legislative changes. Responding to these changes has required, and will continue to require, us to incur costs that continue to impact our profitability.

Our strategy is focused on three primary areas listed below.  Management keeps these strategic priorities in mind when it evaluates our operating performance and financial condition.  Consistent with this approach, we have also listed below the most important matters on which management currently focuses in evaluating our performance and financial condition.

•	Outstanding independent investment managers:

•
The investment performance of our asset management products and services compared to their benchmarks and to the performance of competitive products for the trailing 1-year, 3-year, 5-year, and 10-year periods.

•	Our AUM, the components of the changes in our AUM amid continued market uncertainty, the long-term trend of outflows in AUM, and the resulting impact of changes in AUM on our revenues.

•	A corporate center that delivers strategic value:

•	Promote revenue growth through strategic marketing of products to institutional clients, supported by retail and instividual (e.g., 401(k) plans) distribution globally.

•	Management of expenses.

•	Allocating capital for diversified growth and returning capital to shareholders as appropriate:

•	The amount of excess capital we generate, and deployment of that capital through share repurchases, investments in proprietary fund products, dividends and targeted acquisitions.

The following discussion and analysis provides additional information regarding our financial condition and results of operations.

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

Although the financial environment, both globally and in the U.S., continued to rebound during fiscal 2012, challenging and volatile conditions persisted throughout a portion of our fiscal year. Economic uncertainties related to the European debt crisis slowed the global economy, and the unprecedented downgrade to the U.S. credit rating in August 2011 contributed to a sharp decline in the equity markets during the first half of fiscal 2012.

In spite of the challenging conditions during the first half of our fiscal year, economic interventions which eased the European debt crisis, and continuing improvement in U.S. employment rates and consumer confidence, resulted in equity market increases during the second half of the fiscal year which more than offset earlier market declines. During fiscal 2012, the Federal Reserve Board held the federal funds rate at 0.25%, the lowest in history. While the economic outlook has been more positive than in recent years, the financial environment in which we operate continues to be challenging, as we move into fiscal 2013.

All three major U.S. equity market indices, as well as the Barclays Capital U.S. Aggregate Bond Index and Barclays Capital Global Aggregate Bond Index, increased significantly during the past two fiscal years as illustrated in the table below:

	% Change as of and for the year ended March 31:
Indices(1)	2012	2011
Dow Jones Industrial Average	7.24%	13.48%
S&P 500	6.23%	13.37%
NASDAQ Composite Index	11.16%	15.98%
Barclays Capital U.S. Aggregate Bond Index	7.71%	5.12%
Barclays Capital Global Aggregate Bond Index	5.26%	7.15%

(1)	Indices are trademarks of Dow Jones & Company, McGraw-Hill Companies, Inc., NASDAQ Stock Market, Inc., and Barclays Capital, respectively, which are not affiliated with Legg Mason.

The following table sets forth, for the periods indicated, amounts in the Consolidated Statements of Income as a percentage of operating revenues and the increase (decrease) by item as a percentage of the amount for the previous period:

	Percentage of Operating Revenues			Period to Period Change(1)
	Years Ended March 31,			2012 Compared	2011 Compared
	2012	2011	2010	to 2011	to 2010
Operating Revenues
Investment advisory fees
Separate accounts	29.1%	29.3%	30.9%	(4.9)%	0.1%
Funds	56.0	53.4	51.9	0.3	8.7
Performance fees	1.9	3.5	2.7	(48.8)	35.3
Distribution and service fees	12.8	13.6	14.3	(10.1)	1.0
Other	0.2	0.2	0.2	(16.0)	4.6
Total operating revenues	100.0	100.0	100.0	(4.4)	5.7
Operating Expenses
Compensation and benefits	41.7	41.0	42.2	(2.7)	2.6
Transition-related compensation	1.3	1.6	—	(23.1)	n/m
Total compensation and benefits	43.0	42.6	42.2	(3.5)	6.7
Distribution and servicing	24.4	25.6	26.3	(8.9)	3.0
Communications and technology	6.2	5.8	6.2	1.7	(0.7)
Occupancy	5.8	5.0	6.0	12.3	(12.2)
Amortization of intangible assets	0.7	0.8	0.8	(14.6)	0.6
Other	7.2	6.3	6.3	8.0	5.3
Total operating expenses	87.3	86.1	87.8	(3.1)	3.6
Operating Income	12.7	13.9	12.2	(12.4)	20.4
Other Income (Expense)
Interest income	0.4	0.3	0.3	24.2	25.7
Interest expense	(3.3)	(3.3)	(4.8)	(5.0)	(27.0)
Fund support	—	—	0.9	n/m	n/m
Other	0.8	2.1	3.2	(62.9)	(31.4)
Other non-operating income of consolidated investment vehicles	0.8	0.1	0.7	(65.1)	(90.2)
Total other income (expense)	(1.3)	(0.8)	0.3	n/m	n/m
Income before Income Tax Provision	11.4	13.1	12.5	(17.0)	10.8
Income tax provision	2.7	4.3	4.5	(39.7)	0.6
Net Income	8.7	8.8	8.0	(6.0)	16.5
Less: Net income (loss) attributable to noncontrolling interests	0.4	(0.3)	0.2	n/m	n/m
Net Income Attributable to Legg Mason, Inc.	8.3%	9.1%	7.8%	(13.0)%	24.3%
n/m-not meaningful
(1)    Calculated based on the change in actual amounts between fiscal years as a percentage of the prior year amount.

FISCAL 2012 COMPARED WITH FISCAL 2011

Financial Overview
Net Income Attributable to Legg Mason, Inc. for the year ended March 31, 2012, totaled $220.8 million, or $1.54 per diluted share, compared to $253.9 million, or $1.63 per diluted share, in the prior year.  The decrease in Net Income was primarily due to an increase in incentive compensation from changes in an expense reimbursement arrangement with Western Asset Management Company ("Western Asset"), the impact of net market losses on proprietary fund products and assets invested for deferred compensation plans which are not offset in compensation and benefits, and the net impact of decreased operating revenues. These decreases were offset in part by the impact of cost savings due to our business streamlining initiative, and the impact of tax benefits associated with the restructuring of a foreign subsidiary and U.K. tax rate changes. These items are further discussed in "Results of Operations" below. Adjusted Income (see Supplemental Non-GAAP Financial Information) decreased to $397.0 million, or $2.77 per diluted share, for the year ended March 31, 2012, from $439.2 million, or $2.83 per diluted share, in the prior year primarily due to the decrease in Net Income, previously discussed, excluding the impact of U.K. tax rate adjustments. Operating margin decreased to 12.7% from 13.9% in the prior year. Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information), for the years ended March 31, 2012 and 2011, was 21.3% and 23.2%, respectively.

Assets Under Management
The components of the changes in our AUM (in billions) for the years ended March 31, were as follows:

	2012	2011
Beginning of period	$677.6	$684.5
Investment funds, excluding liquidity funds(1)
Subscriptions	46.9	49.5
Redemptions	(51.1)	(44.3)
Separate account flows, net	(35.9)	(52.1)
Liquidity fund flows, net	12.6	(14.2)
Net client cash flows	(27.5)	(61.1)
Market performance and other (2)	17.1	56.3
Dispositions	(23.9)	(2.1)
End of period	$643.3	$677.6
(1)    Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.
(2)    Includes impact of foreign exchange, reinvestment of dividends, and other.

AUM at March 31, 2012, was $643.3 billion, a decrease of $34.3 billion, or 5%, from March 31, 2011. The decrease in AUM was attributable to net client outflows of $27.5 billion and dispositions of $23.9 billion, which were partially offset by market performance and other of $17.1 billion, including the negative impact of foreign currency exchange fluctuations. The majority of dispositions were in liquidity assets, $19.9 billion, which resulted from the amendment of historical Smith Barney brokerage programs discussed below. There were also $4.0 billion in dispositions from the divestiture of two small affiliates. Long-term asset classes accounted for the net client outflows, with $21.3 billion and $18.6 billion in equity and fixed income outflows, respectively, partially offset by liquidity inflows of $12.4 billion.  Equity outflows were primarily experienced by products managed at Legg Mason Capital Management, Inc. ("LMCM"), ClearBridge Advisors LLC ("ClearBridge"), Batterymarch Financial Management, Inc. (“Batterymarch”) and Royce & Associates (“Royce”). Due in part to investment performance issues, we have experienced net annual outflows in our equity asset class since fiscal 2007. The majority of fixed income outflows were in products managed by Western Asset, including $12.7 billion in outflows from a single, low fee global sovereign mandate. We expect to continue to experience outflows from this mandate of approximately $1 billion per month during fiscal 2013. With the exception of the June 2011 quarter, we have experienced outflows in our fixed income asset class since fiscal 2008. We generally earn higher fees and profits on equity AUM, and outflows in this asset class will more negatively impact our revenues and Net Income than would outflows in other asset classes.

During the first quarter of fiscal 2012, Morgan Stanley Smith Barney ("MSSB") amended certain historical Smith Barney brokerage programs providing for investment in liquidity funds that our asset managers manage that resulted in a reduction of $19.9 billion in liquidity AUM during the year ended March 31, 2012. As a significant portion of the management fees generated by these assets were being waived prior to the disposition, the disposition of this liquidity AUM resulted in a reduction in operating revenue of $52.3 million, net of related fee waivers, in the year ended March 31, 2012, as compared to the year ended March 31, 2011. The disposition of this AUM also resulted in reductions in distribution and servicing expenses of $41.4 million in the year ended March 31, 2012, as compared to the year ended March 31, 2011. We expect the amendments to result in an additional $6 billion in liquidity assets being transferred over the next four months.

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

AUM by Asset Class
AUM by asset class (in billions) as of March 31 was as follows:

	2012	% of Total	2011	% of Total	% Change
Equity	$163.4	26%	$189.6	28%	(14)%
Fixed Income	356.1	55	356.6	53	—
Liquidity	123.8	19	131.4	19	(6)
Total	$643.3	100%	$677.6	100%	(5)%

The component changes in our AUM by asset class (in billions) for the fiscal year ended March 31, 2012, were as follows:

	Equity	Fixed Income	Liquidity	Total
March 31, 2011	$189.6	$356.6	$131.4	$677.6
Investment funds, excluding liquidity funds
Subscriptions	21.7	25.2	—	46.9
Redemptions	(30.4)	(20.7)	—	(51.1)
Separate account flows, net	(12.6)	(23.1)	(0.2)	(35.9)
Liquidity fund flows, net	—	—	12.6	12.6
Net client cash flows	(21.3)	(18.6)	12.4	(27.5)
Market performance and other	(2.1)	19.3	(0.1)	17.1
Dispositions	(2.8)	(1.2)	(19.9)	(23.9)
March 31, 2012	$163.4	$356.1	$123.8	$643.3

Average AUM by asset class (in billions) for the year ended March 31 were as follows:

	2012	% of Total	2011	% of Total	% Change
Equity	$168.4	26%	$173.8	26%	(3)%
Fixed Income	359.8	56	361.6	54	—
Liquidity	116.6	18	133.8	20	(13)
Total	$644.8	100%	$669.2	100%	(4)%

Investment Performance(1)
Overall investment performance of our assets under management in the year ended March 31, 2012, was generally positive compared to relevant benchmarks.

The equity markets ended a difficult year on a positive note, responding favorably to improving unemployment figures, the conclusion of bank stress tests resulting in certain banks increasing dividends, and reduced fears of a European debt fallout. As a result, most U.S. indices produced positive returns for our full fiscal year. The most notable was the NASDAQ Composite returning 11.2% for the year ended March 31, 2012.

In the fixed income markets, improved economic data suggested that the recovery was strengthening. Flights-to-safety ebbed as the European debt crisis eased allowing U.S. Treasury rates to climb from historically low levels. The yield curve steepened over the year as economic releases from the Federal Reserve Board painted an increasingly optimistic picture and talk of a third round of quantitative easing diminished.

The worst performing fixed income sector for the year was high yield bonds, as measured by the Barclays High Yield Index returning 6.5%. The best performing fixed income sector for the year was Treasury Inflation Protected Securities (TIPS), as measured by the Barclays U.S. TIPS Index returning 12.2% as of March 31, 2012.

The following table presents a summary of the percentage of our marketed composite assets(2) that outpaced their benchmarks as of March 31, 2012 and 2011, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of March 31, 2012				As of March 31, 2011
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (includes liquidity)	60%	80%	69%	86%	75%	78%	74%	84%
Equity	48%	47%	66%	80%	42%	57%	61%	77%
Fixed income	49%	87%	58%	83%	82%	80%	70%	81%

The following table presents a summary of the percentage of our U.S. mutual fund assets(3) that outpaced their Lipper category averages as of March 31, 2012 and 2011, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of March 31, 2012				As of March 31, 2011
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total long-term (excludes liquidity)	67%	66%	78%	74%	56%	74%	70%	67%
Equity	57%	56%	73%	71%	58%	70%	68%	60%
Fixed income	84%	81%	87%	83%	52%	83%	78%	85%

(1)	Index performance in this section includes reinvestment of dividends and capital gains.

(2)
A composite is an aggregation of discretionary portfolios (separate accounts and investment funds) into a single group that represents a particular investment objective or strategy. Each of our asset managers has its own specific guidelines for including portfolios in their marketed composites. Assets under management that are not managed in accordance with the guidelines are not included in a composite. As of March 31, 2012 and 2011, 91% and 89% of our equity assets under management and 88% and 89% of our fixed income assets under management, respectively, were in marketed composites.

(3)
Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of March 31, 2012 and 2011, the U.S. long-term mutual fund assets represented in the data accounted for 18% and 17%, respectively, of our total assets under management. The performance of our U.S. long-term mutual fund assets is included in the marketed composites.

Business Model Streamlining Initiative
In May 2010, we announced an initiative to streamline our business model to drive increased profitability and growth that primarily involved transitioning certain shared services to our investment affiliates which are closer to the actual client relationships. The initiative resulted in over $140 million in cost savings, which will be fully realized on an annual basis, beginning in fiscal 2013. These cost savings consist of (i) over $80 million in compensation and benefits cost reductions from eliminating positions in certain corporate shared services functions as a result of transitioning such functions to the affiliates, and charging affiliates for other centralized services that will continue to be provided to them without any corresponding adjustment in revenue sharing or other compensation arrangements; (ii) approximately $50 million in non-compensation costs from eliminating and streamlining activities in our corporate and distribution business units, including savings associated with consolidating office space; and (iii) approximately $10 million from our global distribution group sharing in affiliate revenues from retail assets under management without any corresponding adjustment in revenue sharing or other compensation arrangements.

The initiative involved $127.5 million in transition-related costs that primarily included charges for employee termination benefits and incentives to retain employees during the transition period.  The transition-related costs also included charges for consolidating leased office space, early contract terminations, accelerated depreciation of fixed assets, asset disposals and professional fees. During the years ended March 31, 2012 and 2011, transition-related costs totaled $73.1 million and $54.4 million, respectively. All transition-related costs have been accrued as of March 31, 2012. Significant events of fiscal 2012 related to the initiative included the transition of shared services to our affiliates, as well as reductions-in-force made over three phases. For the year ended March 31, 2012, we have achieved total estimated transition-related savings of approximately $97 million, and we expect total annual savings of approximately $140 million beginning in fiscal 2013, when compared to similar expenses prior to the commencement of the streamlining initiative. A majority of the estimated transition-related savings were first achieved in fiscal 2012, and are noted, where applicable, in the results of operations discussion to follow. See Note 16 of Notes to Consolidated Financial Statements for additional information on our business streamlining initiative.

RESULTS OF OPERATIONS

In accordance with financial accounting standards on consolidation, we consolidate and separately identify certain sponsored investment vehicles, the most significant of which is a collateralized loan obligation entity ("CLO"). The consolidation of these investment vehicles has no impact on Net Income Attributable to Legg Mason, Inc. and does not have a material impact on our consolidated operating results. We also hold investments in certain consolidated sponsored investment funds and the change in the value of these investments, which is recorded in Other non-operating income (expense), is reflected in our Net Income, net of amounts allocated to noncontrolling interests. The impact of the consolidation of investment vehicles is presented below in our "Consolidated Statements of Income, Excluding Consolidated Investment Vehicles" (See Supplemental Non-GAAP Financial Information). Also, see Notes 1 and 18 of Notes to Consolidated Financial Statements for additional information regarding the consolidation of investment vehicles.

Operating Revenues
Total operating revenues for the year ended March 31, 2012, were $2.7 billion, a decrease of 4.4% from $2.8 billion in the prior year, primarily due to a 4% decrease in average AUM and a $47.2 million decrease in performance fees. This decrease was offset in part by an increase in average AUM revenue yields, from 34.4 basis points in the year ended March 31, 2011, to 35.2 basis points in the year ended March 31, 2012, resulting from a more favorable average asset mix. The previously discussed disposition of liquidity AUM related to the MSSB relationship resulted in a reduction in operating revenues of $52.3 million, net of related fee waivers, in fiscal 2012, as compared to fiscal 2011, as a significant portion of the management fees generated by these assets were being waived prior to the disposition.

Investment advisory fees from separate accounts decreased $40.1 million, or 4.9%, to $775.5 million. Of this decrease, $25.9 million was primarily the result of lower average equity assets managed by LMCM, Batterymarch, ClearBridge and Legg Mason Investment Counsel & Trust Company ("LMIC"), and $8.0 million was primarily due to the divestiture of a Singapore-based asset manager in fiscal 2011.  These decreases were offset in part by an increase of $6.7 million due to higher average fixed income assets managed by Brandywine Global Management, LLC ("Brandywine").

Investment advisory fees from funds remained essentially flat at $1.5 billion for both periods. Higher average equity assets managed by Royce and ClearBridge, and higher average fixed income assets, primarily managed at Western Asset, resulted in an increase of $41.3 million and $41.1 million, respectively. These increases were offset by a decrease of $51.3 million, net of related fee waivers, due to lower average liquidity assets managed at Western Asset, primarily as a result of the previously discussed disposition of liquidity AUM related to our MSSB relationship, as well as a $31.5 million decrease as a result of lower average equity assets managed by LMCM and Permal Group, Ltd. ("Permal").

Performance fees decreased 48.8%, or $47.2 million, to $49.5 million during the year ended March 31, 2012, primarily as a result of lower fees earned on assets managed at Permal and Western Asset, offset slightly by an increase in performance fees earned on assets managed at Brandywine.

Distribution and service fees decreased $38.2 million, or 10.1%, to $341.0 million, primarily due to the disposition of the liquidity AUM related to the MSSB relationship, as well as a decline in average mutual fund AUM subject to distribution and service fees.

Operating Expenses
Total compensation and benefits decreased $41.0 million to $1.1 billion. Transition-related compensation decreased $10.4 million to $34.6 million, and represents accruals for severance and retention costs related to our business streamlining initiative. Compensation and benefits, excluding transition-related compensation, decreased $30.6 million, or 2.7%, to $1.1 billion, primarily driven by a $49.8 million decrease in corporate compensation, primarily due to headcount reductions resulting from our business streamlining initiative, as well as a $43.2 million net decrease in compensation at revenue share-based affiliates. Additionally, there was a decrease in deferred compensation and revenue share-based incentive obligations of $22.5 million, primarily resulting from reduced gains on assets invested for deferred compensation plans and seed capital investments, which are offset by corresponding decreases in Other non-operating income (expense). These decreases were offset in part by an increase in incentives from changes in an expense reimbursement arrangement with Western Asset, including an increase in non-cash amortization expense associated with certain related deferred compensation awards, totaling $71.8 million, as well as additional costs of approximately $20.5 million associated with market-based compensation increases among retained staff and new employees, primarily in our global distribution group, to support on-going growth initiatives.

Compensation as a percentage of operating revenues increased to 43.0% from 42.6% in the prior fiscal year, primarily due to the impact of the change in the expense reimbursement arrangement with Western Asset and market-based compensation increases among retained staff and new employees, discussed above. These increases were offset in part by the impact of lower corporate compensation costs, primarily attributable to our business streamlining initiative, the impact of compensation decreases related to reduced market gains on assets invested for deferred compensation plans and seed capital investments, and the decrease in transition-related compensation.

Distribution and servicing expenses decreased 8.9% to $649.7 million, principally driven by a $41.4 million decrease due to the previously discussed disposition of liquidity AUM related to the MSSB relationship, as well as a $6.9 million decrease in servicing expenses as a result of our business streamlining initiative. A $5.8 million decline in structuring fees related to closed-end fund launches also contributed to the decrease.

Communications and technology expense increased 1.7% to $164.7 million, driven by increases, principally in data processing costs, market data costs, and consulting fees, totaling $12.2 million, primarily due to transition-related costs incurred as a result of our business streamlining initiative. These increases were offset in part by $9.3 million in cost savings as a result of our streamlining changes, including reduced depreciation of technology hardware and software and consulting fees.

Occupancy expense increased 12.3% to $154.8 million, primarily due to a $14.7 million net increase in lease reserves recorded in fiscal 2012, primarily related to permanently abandoning certain office space as part of our business streamlining initiative. In addition, there was a $10.3 million increase as a result of the acceleration of depreciation related to space permanently abandoned in fiscal 2012, also related to our business streamlining initiative. These increases were offset in part by the impact of the write-off of a $4.1 million real estate escrow deposit in the prior year and a $3.3 million reduction in depreciation on furniture and leasehold improvements, both resulting from our business streamlining initiative.

Amortization of intangibles decreased 14.6% to $19.6 million, primarily due to the full amortization of certain management contracts during fiscal 2012.

Other expenses increased $14.1 million, or 8.0%, to $190.7 million, primarily as a result of an increase in expense reimbursements paid to certain mutual funds during the current year under expense cap arrangements.

Non-Operating Income (Expense)
Interest income increased 24.2% to $11.5 million, driven by higher yields earned on investment balances.

Interest expense decreased 5.0% to $87.6 million, primarily as a result of the retirement of our Equity Units during fiscal 2012, which reduced interest expense by $4.1 million.

Other non-operating income decreased $37.5 million to $22.1 million, primarily as a result of $56.0 million in net market losses on investments in proprietary fund products, which were partially offset by corresponding compensation decreases discussed above, and $11.8 million due to reduced gains on assets invested for deferred compensation plans, which were substantially offset by corresponding compensation decreases described above. These decreases were offset in part by an $11.3 million increase in dividend income, which was partially offset by a corresponding compensation increase under revenue-sharing agreements, a gain of $8.6 million related to an assigned bankruptcy claim, and a gain of $7.5 million on the sale of a small affiliate.

Other non-operating income of consolidated investment vehicles ("CIVs") increased $16.6 million to $18.3 million, due to net market gains on investments of certain CIVs.

Income Tax Provision
The provision for income taxes was $72.1 million compared to $119.4 million in the prior year. During fiscal 2012, The U.K. Finance Act 2011 (the "Act") was enacted. The Act reduced the main U.K. corporate income tax rate from 27% to 26% effective April 1, 2011, and to 25% effective April 1, 2012. The impact of the tax rate changes on the revaluation of certain existing deferred tax liabilities resulted in a tax benefit of $18.3 million in the current year. The prior year also included a similar tax benefit of $8.9 million on the revaluation of deferred tax liabilities. In addition, the restructuring of our Australian business, partially offset by adjustments to the net value of certain deferred tax assets, resulted in a net tax benefit of $10.1 million in the current year. The effective tax rate was 23.8% compared to 32.7% in the prior year. Changes in the U.K. tax rate impacted the effective tax rate by 6.0 and 2.5 percentage points in the years ended March 31, 2012 and 2011, respectively. In addition, the restructuring of our Australian business, partially offset by adjustments to the net value of certain deferred tax assets, impacted the effective tax rate by 3.3 percentage points in the current year.

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

We believe it is important to provide the Consolidated Statements of Income, Excluding Consolidated Investment Vehicles to present the underlying economic performance of our core asset management operations, which does not include the results of the investment funds that we manage but may not own all of the equity invested. By deconsolidating the CIVs from the Consolidated Statements of Income, the investment advisory and distribution fees we earn from CIVs are added back to reflect our actual revenues. Similarly, the operating expenses and the impact on non-operating income (expense) and noncontrolling interests of CIVs are removed from the GAAP basis Consolidated Statements of Income since this activity does not actually belong to us. The deconsolidation of the investment vehicles does not have any impact on Net Income Attributable to Legg Mason, Inc. in any period presented. The Consolidated Statements of Income, Excluding Consolidated Investment Vehicles are presented in addition to our GAAP basis Consolidated Statements of Income, but are not substitutes for the GAAP basis Consolidated Statements of Income and may not be comparable to Consolidated Statements of Income presented on a non-GAAP basis of other companies.

The following table presents a reconciliation of our Consolidated Statements of Income presented on a GAAP basis to our Consolidated Statements of Income, Excluding Consolidated Investment Vehicles for the years ended March 31, 2012 and 2011 (in thousands):

	For the Years Ended March 31,
	2012			2011
	GAAP Basis	CIVs	Non-GAAP Basis - Excluding CIVs	GAAP Basis	CIVs	Non-GAAP Basis - Excluding CIVs
Total operating revenues	$2,662,574	$3,094	$2,665,668	$2,784,317	$4,133	$2,788,450
Total operating expenses	2,323,821	(608)	2,323,213	2,397,509	(571)	2,396,938
Operating Income	338,753	3,702	342,455	386,808	4,704	391,512
Other non-operating income (expense)	(35,670)	(13,566)	(49,236)	(21,611)	3,680	(17,931)
Income (Loss) before Income Tax Provision	303,083	(9,864)	293,219	365,197	8,384	373,581
Income tax provision	72,052	—	72,052	119,434	—	119,434
Net Income (Loss)	231,031	(9,864)	221,167	245,763	8,384	254,147
Less: Net income (loss) attributable to noncontrolling interests	10,214	(9,864)	350	(8,160)	8,384	224
Net Income Attributable to Legg Mason, Inc.	$220,817	$—	$220,817	$253,923	$—	$253,923

Adjusted Income
We define "Adjusted Income" as Net Income Attributable to Legg Mason, Inc., plus amortization and deferred taxes related to intangible assets and goodwill, and imputed interest and tax benefits on contingent convertible debt less deferred income taxes on goodwill and indefinite-life intangible asset impairment, if any. We also adjust for non-core items that are not reflective of our economic performance, such as the impact of tax rate adjustments on certain deferred tax liabilities related to indefinite-life intangible assets, and net money market fund support losses (gains).

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

Adjusted Income only considers adjustments for certain items that relate to operating performance and comparability, and therefore,

is most readily reconcilable to Net Income Attributable to Legg Mason, Inc. determined under GAAP. This measure is provided in addition to Net Income Attributable to Legg Mason, Inc., but is not a substitute for Net Income Attributable to Legg Mason, Inc. and may not be comparable to non-GAAP performance measures, including measures of adjusted earnings or adjusted income, of other companies. Further, Adjusted Income is not a liquidity measure and should not be used in place of cash flow measures determined under GAAP. We consider Adjusted Income to be useful to investors because it is an important metric in measuring the economic performance of asset management companies, as an indicator of value, and because it facilitates comparison of our operating results with the results of other asset management firms that have not issued contingent convertible debt, engaged in significant acquisitions, or engaged in money market fund support transactions.

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

A reconciliation of Net Income Attributable to Legg Mason, Inc. to Adjusted Income (in thousands except per share amounts) is as follows:

	For the Years Ended March 31,
	2012	2011
Net Income Attributable to Legg Mason, Inc.	$220,817	$253,923
Plus (less):
Amortization of intangible assets	19,574	22,913
Deferred income taxes on intangible assets:
Tax amortization benefit	135,830	134,602
U.K. tax rate adjustment	(18,268)	(8,878)
Imputed interest on convertible debt	39,077	36,688
Adjusted Income	$397,030	$439,248
Net Income per diluted share attributable to Legg Mason, Inc. common shareholders	$1.54	$1.63
Plus (less):
Amortization of intangible assets	0.14	0.15
Deferred income taxes on intangible assets:
Tax amortization benefit	0.95	0.87
U.K. tax rate adjustment	(0.13)	(0.06)
Imputed interest on convertible debt	0.27	0.24
Adjusted Income per diluted share	$2.77	$2.83

Operating Margin, as Adjusted
We calculate "Operating Margin, as Adjusted," by dividing (i) Operating Income, adjusted to exclude the impact on compensation expense of gains or losses on investments made to fund deferred compensation plans, the impact on compensation expense of gains or losses on seed capital investments by our affiliates under revenue sharing agreements, transition-related costs of streamlining our business model, income (loss) of CIVs, and impairment charges by (ii) our operating revenues, adjusted to add back net investment advisory fees eliminated upon consolidation of investment vehicles, less distribution and servicing expenses which we use as an approximate measure of revenues that are passed through to third parties, which we refer to as "Operating Revenues, as Adjusted." The compensation items, other than transition-related costs, are removed from Operating Income in the calculation because they are offset by an equal amount in Other non-operating income (expense), and thus have no impact on Net Income Attributable to Legg Mason, Inc. Transition-related costs and income (loss) of CIVs are removed from Operating Income in the calculation because these items are not reflective of our core asset management operations. We use Operating Revenues, as Adjusted in the calculation to show the operating margin without distribution and servicing expenses, which we use to approximate our distribution revenues that are passed through to third parties as a direct cost of selling our products, although distribution and servicing expenses may include commissions paid in connection with the launching of closed-end funds for which there is no corresponding revenue in the period. Operating Revenues, as Adjusted, also include our advisory revenues we receive from CIVs that are eliminated in consolidation under GAAP.

We believe that Operating Margin, as Adjusted, is a useful measure of our performance because it provides a measure of our core business activities excluding items that have no impact on Net Income Attributable to Legg Mason, Inc. and because it indicates what our operating margin would have been without the distribution revenues that are passed through to third parties as a direct cost of selling our products, transition-related costs, and the impact of the consolidation of certain investment vehicles described above. The consolidation of these investment vehicles does not have an impact to Net Income Attributable to Legg Mason, Inc. This measure is provided in addition to our operating margin calculated under GAAP, but is not a substitute for calculations of margins under GAAP and may not be comparable to non-GAAP performance measures, including measures of adjusted margins of other companies.

The calculation of Operating margin and Operating margin, as adjusted, is as follows (dollars in thousands):

	For the Years Ended March 31,
	2012	2011
Operating Revenues, GAAP basis	$2,662,574	$2,784,317
Plus (less):
Operating revenues eliminated upon consolidation of investment vehicles	3,094	4,133
Distribution and servicing expense excluding consolidated investment vehicles	(649,679)	(712,779)
Operating Revenues, as Adjusted	$2,015,989	$2,075,671

Operating Income, GAAP basis	$338,753	$386,808
Plus (less):
Gains (losses) on deferred compensation and seed investments	13,809	36,274
Transition-related costs	73,066	54,434
Operating income and expenses of consolidated investment vehicles	3,702	4,704
Operating Income, as Adjusted	$429,330	$482,220

Operating margin, GAAP basis	12.7%	13.9%
Operating margin, as adjusted	21.3	23.2

FISCAL 2011 COMPARED WITH FISCAL 2010

Financial Overview
Net income attributable to Legg Mason, Inc. for the year ended March 31, 2011, totaled $253.9 million, or $1.63 per diluted share, compared to $204.4 million, or $1.32 per diluted share, in the prior year. The increase in Net Income was primarily due to the net impact of increased operating revenues, reflecting a more favorable asset mix and increased performance fees, reduced interest expense, and a change in the U.K. tax rate. These increases were offset in part by the impact of transition-related compensation, the impact of gains on fund support recognized in the prior year, and an increase in costs associated with closed-end fund launches. These items are further discussed in "Results of Operations" below. Adjusted Income (see Supplemental Non-GAAP Financial Information) was $439.2 million, or $2.83 per diluted share, compared to $381.3 million, or $2.45 per diluted share, in the prior year. This increase was primarily due to the increase in Net Income, as previously discussed, excluding the impact of the current year U.K. tax rate change and fund support gains in the prior year. Operating margin increased to 13.9% from 12.2% in the prior year. Operating margin, as adjusted (see Supplemental Non-GAAP Financial Information) increased to 23.2% from 20.7% in the prior year.

Assets Under Management
The components of the changes in our AUM (in billions) for the years ended March 31 were as follows:

	2011	2010
Beginning of period	$684.5	$632.4
Investment funds, excluding liquidity funds (1)
Subscriptions	49.5	38.8
Redemptions	(44.3)	(40.2)
Separate account flows, net	(52.1)	(76.5)
Liquidity fund flows, net	(14.2)	(4.1)
Net client cash flows	(61.1)	(82.0)
Market performance and other (2)	56.3	134.1
Dispositions	(2.1)	—
End of period	$677.6	$684.5

(1)

Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)

Includes impact of foreign exchange, reinvestment of dividends, and other.

AUM at March 31, 2011, was $678 billion, a decrease of $7 billion or 1% from March 31, 2010. The decrease in AUM was attributable to net client outflows of $61 billion, which were partially offset by market appreciation of $56 billion, of which approximately 17% resulted from the impact of foreign currency exchange fluctuation, and dispositions of $2 billion, relating to the sale of a Singapore-based Asian equity manager. The majority of outflows were in fixed income with $37 billion, or 61% of the outflows, followed by liquidity outflows and equity outflows of $16 billion and $8 billion, respectively. The majority of fixed income outflows were in products managed by Western Asset. Equity outflows were primarily experienced by products managed at ClearBridge and LMCM, while Permal and Royce had net inflows.

AUM by Asset Class
AUM by asset class (in billions) as of March 31 were as follows:

	2011	% of Total	2010	% of Total	% Change
Equity	$189.6	28%	$173.8	26%	9%
Fixed income	356.6	53	364.3	53	(2)
Liquidity	131.4	19	146.4	21	(10)
Total	$677.6	100%	$684.5	100%	(1)%

The component changes in our AUM by asset class (in billions) for the fiscal year ended March 31, 2011, were as follows:

	Equity	Fixed Income	Liquidity	Total
March 31, 2010	$173.8	$364.3	$146.4	$684.5
Investment funds, excluding liquidity funds
Subscriptions	23.4	26.1	—	49.5
Redemptions	(24.7)	(19.6)	—	(44.3)
Separate account flows, net	(6.9)	(43.5)	(1.7)	(52.1)
Liquidity fund flows, net	—	—	(14.2)	(14.2)
Net client cash flows	(8.2)	(37.0)	(15.9)	(61.1)
Market performance and other	24.0	29.3	0.9	54.2
March 31, 2011	$189.6	$356.6	$131.4	$677.6

Average AUM by asset class (in billions) for the year ended March 31 were as follows:

	2011	% of Total	2010	% of Total	% Change
Equity	$173.8	26%	$155.7	23%	12%
Fixed Income	361.6	54	370.7	55	(2)
Liquidity	133.8	20	149.1	22	(10)
Total	$669.2	100%	$675.5	100%	(1)%

Investment Performance(1)
Investment performance of our assets under management in the year ended March 31, 2011, was mixed compared to relevant benchmarks from the prior year.

The equity markets worked through a difficult year with political upheaval in the Middle East late in the fiscal year driving a significant increase in oil prices and the earthquake in Japan and subsequent nuclear crisis raising questions about the future of the nuclear power industry. Despite these global concerns, most U.S. indices produced positive returns for our full fiscal year driven by corporate earnings growth resulting in increases in dividends, share buybacks, and mergers and acquisitions activity.

In the fixed income markets, relatively strong economic data, combined with continued accommodative monetary and fiscal policy, continued to alleviate fears of a double-dip recession and caused U.S. Treasury yields to rise across the yield curve.

The yield curve slightly flattened over the year as the Federal Reserve kept its funds rate at 0.25% and reiterated that rates would be kept low for an extended period. The worst performing fixed income sector for the year was Government bonds as measured by the Barclays U.S. Government Bond Index returning 4.28%, in contrast to High Yield Bonds, as measured by the Barclays High Yield Bond Index, which returned 14.31% followed by U.S. TIPS, as measured by the Barclays U.S. TIPS Index, which returned 7.91% for the year.

The following table presents a summary of the percentage of our marketed composite assets(2) that outpaced their benchmarks as of March 31, 2011 and 2010, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of March 31, 2011				As of March 31, 2010
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (includes liquidity)	75%	78%	74%	84%	81%	60%	67%	91%
Equity	42%	57%	61%	77%	49%	61%	72%	86%
Fixed income	82%	80%	70%	81%	88%	40%	50%	88%

The following table presents a summary of the percentage of our U.S. mutual fund assets(3) that outpaced their Lipper category as of March 31, 2011 and 2010, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of March 31, 2011				As of March 31, 2010
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total long-term (excludes liquidity)	56%	74%	70%	67%	62%	68%	70%	80%
Equity	58%	70%	68%	60%	51%	63%	65%	78%
Fixed income	52%	83%	78%	85%	81%	78%	83%	87%

(1)

Index performance in this section includes reinvestment of dividends and capital gains.

(2)

As of March 31, 2011 and 2010, 89% and 87% of our equity assets under management, respectively, in each period, and 89% and 82% of our fixed income assets under management, respectively, were in marketed composites.

(3)

Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of March 31, 2011 and 2010, the U.S. long-term mutual fund assets represented in the data accounted for 17% and 16%, respectively, of our total assets under management. The performance of our U.S. long-term mutual fund assets is included in the marketed composites.

RESULTS OF OPERATIONS

Operating Revenues
Total operating revenues for the year ended March 31, 2011, were $2.8 billion, an increase of 6% from $2.6 billion in the prior year, despite a 1% decrease in average AUM, reflecting increased revenue yields due to a more favorable asset mix and higher performance fees. These increases were offset in part by an increase in fee waivers on certain liquidity funds in order to maintain certain yields to investors.

Investment advisory fees from separate accounts were relatively flat at $815.6 million, as a decrease of $25.4 million, resulting from lower average fixed income assets at Western Asset, was offset by an $18.6 million increase due to higher average equity assets managed by Batterymarch and Royce, a $5.1 million increase due to higher average fixed income assets managed by Brandywine, and a $2.2 million increase due to subordinate fees received from certain CLOs managed by Western Asset.

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

Operating Expenses
Total compensation and benefits increased $74.1 million to $1.2 billion. Compensation and benefits, excluding transition-related compensation of $45.0 million, which represents severance and retention incentive costs, increased $29.0 million, or 3%, to $1.1 billion. This increase was driven by a $68.6 million increase in revenue share-based compensation resulting from higher revenues and a reduction in operating expenses at revenue share-based affiliates in fiscal 2011, and a $7.5 million increase in incentive compensation for non-revenue share-based affiliates and administrative and sales personnel. These increases were offset in part by a $45.7 million reduction in deferred compensation obligations due to the impact of reduced market gains on assets invested for deferred compensation plans, which are recorded in Other non-operating income (expense), as well as, a $6.1 million reduction in deferred compensation expense at non-revenue share-based affiliates. The impact of reduced headcount, primarily related to our business streamlining initiatives, also reduced compensation and benefits by $6.0 million. Compensation as a percentage of operating revenues increased to 42.6% from 42.2% in the prior fiscal year primarily due to the impact of increased revenues at revenue share-based affiliates that retain a higher percentage of revenues as compensation, and transition-related compensation. These increases were substantially offset by the impact of compensation decreases related to reduced market gains on assets invested for deferred compensation plans and seed capital investments and the impact of lower corporate compensation on increased revenues.

Distribution and servicing expenses increased 3% to $712.8 million, primarily as a result of an increase in average AUM in certain products for which we pay fees to third-party distributors and an increase of $14.5 million in structuring fees related to closed-

end fund launches offset in part by the impact of liquidity fund fee waivers that reduce the amounts paid to our distributors.

Communications and technology expense decreased 1% to $162.0 million, of which $9.2 million resulted from the full depreciation of certain assets prior to or during fiscal 2011, offset in part by a $6.6 million increase in technology consulting and outsourcing fees, primarily related to our business streamlining initiatives.

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

Income Tax Provision
The provision for income taxes was $119.4 million compared to $118.7 million in the prior year. During fiscal 2011, the U.K. Finance (No. 2) Act of 2010 was enacted, which reduced the corporate tax rate from 28% to 27% for periods beginning after April 1, 2011. The impact of the tax rate change on certain existing deferred tax liabilities resulted in a tax benefit of approximately $8.9 million.

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

Supplemental Non-GAAP Financial Information

Consolidated Statements of Income, Excluding Consolidated Investment Vehicles
The following table presents a reconciliation of our Consolidated Statements of Income presented on a GAAP basis to our Consolidated Statements of Income, Excluding Consolidated Investment Vehicles for the years ended March 31, 2011 and 2010 (in thousands):

	For the Years Ended March 31,
	2011			2010
	GAAP Basis	CIVs	Non-GAAP Basis - Excluding CIVs	GAAP Basis	CIVs	Non-GAAP Basis - Excluding CIVs
Total operating revenues	$2,784,317	$4,133	$2,788,450	$2,634,879	$2,779	$2,637,658
Total operating expenses	2,397,509	(571)	2,396,938	2,313,696	680	2,314,376
Operating Income	386,808	4,704	391,512	321,183	2,099	323,282
Other non-operating income (expense)	(21,611)	3,680	(17,931)	8,473	(8,520)	(47)
Income (Loss) before Income Tax Provision	365,197	8,384	373,581	329,656	(6,421)	323,235
Income tax provision	119,434	—	119,434	118,676	—	118,676
Net Income (Loss)	245,763	8,384	254,147	210,980	(6,421)	204,559
Less: Net income (loss) attributable to noncontrolling interests	(8,160)	8,384	224	6,623	(6,421)	202
Net Income Attributable to Legg Mason, Inc.	$253,923	$—	$253,923	$204,357	$—	$204,357

Adjusted Income
A reconciliation of Net Income Attributable to Legg Mason, Inc. to Adjusted Income (in thousands except per share amounts) is as follows:

	For the Years Ended March 31,
	2011	2010
Net Income Attributable to Legg Mason, Inc.	$253,923	$204,357
Plus (less):
Amortization of intangible assets	22,913	22,769
Deferred income taxes on intangible assets:
Tax amortization benefit	134,602	136,252
U.K. tax rate adjustment	(8,878)	—
Imputed interest on convertible debt	36,688	34,445
Net money market fund support gains (1)	—	(16,565)
Adjusted Income	$439,248	$381,258
Net Income per diluted share attributable to Legg Mason, Inc. common shareholders	$1.63	$1.32
Plus (less):
Amortization of intangible assets	0.15	0.14
Deferred income taxes on intangible assets:
Tax amortization benefit	0.87	0.88
U.K. tax rate adjustment	(0.06)	—
Imputed interest on convertible debt	0.24	0.22
Net money market fund support gains (1)	—	(0.11)
Adjusted Income per diluted share	$2.83	$2.45
(1)    Net of income taxes.

Operating Margin, as Adjusted
The calculation of Operating margin and Operating margin, as adjusted, is as follows (dollars in thousands):

	For the Years Ended March 31,
	2011	2010
Operating Revenues, GAAP basis	$2,784,317	$2,634,879
Plus (less):
Operating revenues eliminated upon consolidation of investment vehicles	4,133	2,779
Distribution and servicing expense excluding consolidated investment vehicles	(712,779)	(691,868)
Operating Revenues, as Adjusted	$2,075,671	$1,945,790

Operating Income, GAAP basis	$386,808	$321,183
Plus (less):
Gains (losses) on deferred compensation and seed investments	36,274	79,316
Transition-related costs	54,434	—
Operating income and expenses of consolidated investment vehicles	4,704	2,099
Operating Income, as Adjusted	$482,220	$402,598

Operating margin, GAAP basis	13.9%	12.2%
Operating margin, as adjusted	23.2	20.7

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

The consolidation of variable interest entities discussed above does not impact our liquidity and capital resources. We have no rights to the benefits from, nor do we bear the risks associated with, the assets and liabilities of the CIVs beyond our investments in and investment advisory fees generated from these vehicles, which are eliminated in consolidation. Additionally, creditors of the CIVs have no recourse to our general credit beyond the level of our investment, if any, so we do not consider these liabilities to be our obligations.

Our assets consist primarily of intangible assets, cash and cash equivalents, goodwill, investment securities, and investment advisory and related fee receivables. Our assets have been principally funded by equity capital, long-term debt and the results of our operations. At March 31, 2012, our cash and cash equivalents, total assets, long-term debt and stockholders' equity were $1.4 billion, $8.2 billion, $1.1 billion and $5.7 billion, respectively. Total assets and total liabilities of the CIVs at March 31, 2012, were $354 million and $280 million, respectively.

The following table summarizes our Consolidated Statements of Cash Flows for the years ended March 31 (in millions):

	2012	2011	2010
Cash flows provided by operating activities	$496.8	$412.1	$1,413.1
Cash flows provided by/(used in) investing activities	2.3	(44.4)	(276.7)
Cash flows used in financing activities	(481.8)	(468.5)	(746.7)
Effect of exchange rate changes	(10.9)	10.8	19.5
Net change in cash and cash equivalents	6.4	(90.0)	409.2
Cash and cash equivalents, beginning of period	1,375.9	1,465.9	1,056.7
Cash and cash equivalents, end of period	$1,382.3	$1,375.9	$1,465.9

Cash inflows provided by operating activities during fiscal 2012, were $496.8 million, primarily related to Net Income, adjusted for non-cash items. Cash inflows provided by investing activities during fiscal 2012, were $2.3 million, primarily related to $20.2 million of net activity related to CIVs and a release of restricted cash required for market hedge arrangements, offset in part by payments made for fixed assets. Cash outflows used in financing activities during fiscal 2012, were $481.8 million, primarily due to the repurchase of 13.6 million shares of our common stock for $400.3 million and dividends paid of $43.6 million. There remains $155 million under the current Board of Directors authorization to repurchase up to $1 billion of our common stock announced in May 2010, which we intend to utilize in fiscal 2013, subject to market conditions and our performance, actual cash flows, and other capital needs.

Cash inflows provided by operating activities during fiscal 2011 were $412.1 million, primarily attributable to Net Income, adjusted for non-cash items. Cash outflows used in investing activities during fiscal 2011 were $44.4 million, primarily attributable to payments made for fixed assets. Cash outflows used in financing activities during fiscal 2011 were $468.5 million, primarily attributable to the repurchase of 14.6 million of our common shares for $445 million.

During fiscal 2010, cash inflows provided by operating activities were $1.4 billion, of which $1.0 billion reflects the receipt of income tax refunds resulting from net operating loss carrybacks. The remainder was primarily attributable to Net Income, adjusted for non-cash items. Cash outflows used in investing activities during fiscal 2010 were $276.7 million, primarily attributable to cash payments of $180 million made in connection with the acquisition of Permal, and payments for fixed assets of $84.1 million, principally associated with the relocation of our corporate headquarters, partially offset by fund support collateral received of $38.9 million due to the amendment, termination and expiration of certain capital support arrangements. Cash outflows used in financing activities were $746.7 million, primarily due to the repayment in January 2010 of the remaining $550 million outstanding balance on our $700 million five-year term loan, $135.0 million of cash consideration paid in the exchange offer for our outstanding Equity Units and the payment of cash dividends.

Financing Transactions
The table below reflects our primary sources of financing (in thousands) as of March 31, 2012:

	Total at March 31,	Amount Outstanding at March 31,
Type	2012	2012	2011	Interest Rate	Maturity
2.5% Convertible Senior Notes	$1,250,000	$1,127,009	$1,087,932	2.50%	January 2015
5.6% Senior Notes from Equity Units	—	—	103,039	5.60%	Retired June 2011
Revolving Credit Agreement	500,000	250,000	250,000	LIBOR + 2.625%	February 2013

During January 2008, we increased our capital base by $1.25 billion through the sale of 2.5% convertible senior notes. The proceeds strengthened our balance sheet and provided additional liquidity that has been used for general corporate purposes, including the purchase of SIV securities from our liquidity funds. The senior notes bear interest at 2.5%, payable semi-annually in cash. We are accreting the carrying value to the principal amount at maturity using an imputed interest rate of 6.5% (the effective borrowing rate for non-convertible debt at the time of issuance) over its expected life of seven years, resulting in additional interest expense for fiscal 2012, 2011 and 2010, of approximately $39.1 million, $36.7 million and $34.4 million, respectively. In connection with this financing, we entered into economic hedging transactions that increase the effective conversion price of the notes. These hedging transactions had a net cost to us of $83 million, which we paid from the proceeds of the notes. These transactions closed on January 31, 2008.

In May 2008, we issued 23 million Equity Units for $1.15 billion, of which $50 million was used to pay issuance costs. Each unit consisted of a 5% interest in $1,000 principal amount of 5.6% Senior Notes due June 30, 2021 and a purchase contract to purchase a varying number of shares of our common stock by June 30, 2011. During the September 2009 quarter, we completed an exchange offer for our Equity Units in the form of Corporate Units in order to increase our equity capital levels and reduce the amount of our outstanding debt and related interest expense. We exchanged 91% of our outstanding Corporate Units, each for 0.8881 of a share of our common stock and $6.25 in cash per Corporate Unit, equating to 18.6 million shares of Legg Mason common stock and $135.0 million of cash, including cash paid in lieu of fractional shares and transaction costs. In connection with this transaction, we incurred transaction costs of approximately $22 million, of which $15.7 million was in cash. In June 2011, the $103.0 million of outstanding debt on the remaining 5.6% senior notes from Equity Units was retired, as part of a remarketing. Concurrently, we issued 1.8 million shares of Legg Mason common stock upon the exercise of the purchase contracts from Equity Units.

During November 2007, we borrowed an aggregate of $500 million under our unsecured revolving credit facility for general corporate purposes. In March 2009, we repaid $250 million of the outstanding borrowings under this credit facility. The facility may be prepaid at any time and contains customary covenants and default provisions. The facility matures on February 11, 2013.

In October 2005, we borrowed $700 million through a syndicated five-year unsecured floating-rate term loan agreement to primarily fund the cash portion of the purchase price of the Citigroup transaction. During fiscal 2010, we repaid the remaining $550 million outstanding balance of the debt.

The agreements entered into as part of our January 2008 issuance of $1.25 billion in 2.5% convertible senior notes prevent us from incurring additional debt, with a few exceptions, if our gross debt to EBITDA ratio (as defined in the documents) exceeds 2.5 to 1. As of March 31, 2012, our gross debt to EBITDA ratio was 2.7 to 1, and thus the covenant prohibits us from borrowing additional amounts as of that date. The 2.5% convertible senior notes were extinguished in May 2012, as further described in Note 20 of Notes to Consolidated Financial Statements.

The financial covenants under our bank agreements include: maximum net debt to EBITDA ratio of 2.5 to 1 and minimum EBITDA to interest expense ratio of 4.0 to 1. Debt is defined to include all obligations for borrowed money, excluding non-recourse debt, and under capital leases. Under these net debt covenants, our debt is reduced by the amount of our unrestricted cash in excess of the greater of subsidiary cash or $375 million. EBITDA is defined as consolidated net income plus/minus tax expense, interest expense, depreciation and amortization, amortization of intangibles, any extraordinary expenses or losses, and any non-cash charges, as defined. As of March 31, 2012, our net debt to EBITDA ratio was 1.1 to 1 and EBITDA to interest expense ratio was 13.8 to 1. We have maintained compliance with our covenants at all times during fiscal 2012.

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

Other Transactions
During fiscal 2010, in connection with the acquisition of Permal, we paid an aggregate of $171 million in cash to acquire the remaining 62.5% of the outstanding preference shares issued by Permal and held by Permal's pre-acquisition owners. We also elected to purchase, for $9 million, the rights of the sellers of the preference shares to receive an earnout payment of up to $149 million in two years. As a result of this transaction, there will be no further payments for the Permal acquisition. In addition, during fiscal 2010, we paid an aggregate amount of $7.5 million in dividends on the preference shares. All payments for preference shares, including dividends, were recognized as additional goodwill.

In May 2010, we terminated the exchangeable share arrangement related to the acquisition of Legg Mason Canada Inc., in accordance with its terms. In this transaction, 1.1 million shares, representing all remaining outstanding exchangeable shares, were exchanged for shares of our common stock on a one-for-one basis.

Certain of our asset management affiliates maintain various credit facilities for general operating purposes. Certain affiliates are also subject to the capital requirements of various regulatory agencies. All such affiliates met their respective capital adequacy requirements during the periods presented.

See Notes 6, 7 and 20 of Notes to Consolidated Financial Statements for additional information related to our financing transactions.

Liquidity Fund Support
During fiscal 2010, four capital support agreements to provide up to $42 million in support to two liquidity funds were terminated or expired in accordance with their terms. No amounts were drawn thereunder prior to termination and $42 million of collateral was returned.

Future Outlook
We expect that over the next 12 months our operating activities will be adequate to support our operating cash needs. We currently intend to utilize our other available resources for any number of potential activities, including seed capital investments in new products, repurchase of shares of our common stock, repayment of outstanding debt, payment of increased dividends, or acquisitions.

During fiscal 2012, we completed the business model streamlining initiative that began in May 2010. We incurred transition-related costs of approximately $128 million through March 31, 2012, of which approximately 25% were non-cash charges. Approximately $80 million of these costs have been paid to date, and substantially all of the $16.8 million remaining costs represent lease obligations to be paid over the lease terms. The initiative resulted in annual cost savings of over $140 million, which will be fully realized on an annual basis, beginning in fiscal 2013. See Note 16 of Notes to Consolidated Financial Statements for information regarding transition-related costs recorded in fiscal 2012 and 2011.

As described above, we currently project that our cash flows from operating activities will be sufficient to fund our liquidity needs. As of March 31, 2012, we had over $1 billion in cash and cash equivalents in excess of our working capital requirements, a portion of which we intend to utilize to repurchase up to $155 million of our common stock during fiscal 2013, as previously discussed. We do not currently expect to raise additional debt or equity financing over the next 12 months, other than to refinance existing facilities. However, there can be no assurances of these expectations as our projections could prove to be incorrect, events may occur that require additional liquidity, such as an acquisition opportunity or an opportunity to refinance indebtedness, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If these events result in our operations and available cash being insufficient to fund liquidity needs, we would likely seek to manage our available resources by taking actions such as reducing future share repurchases, additional cost-cutting, reducing our expected expenditures on investments, selling assets (such as investment securities), repatriating earnings from foreign affiliates, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, or should a large acquisition or refinancing opportunity arise, we may seek to raise additional equity or debt.

At March 31, 2012, our total cash and cash equivalents of $1.4 billion included $600 million held by foreign subsidiaries. Some of the amounts held by foreign subsidiaries may be subject to material repatriation tax effects. In a prior year, we initiated plans to repatriate accumulated earnings of approximately $225 million, of which approximately $100 million had been repatriated as of March 31, 2012. Under current plans, we intend to repatriate $100 million to $150 million of foreign earnings in order to utilize foreign tax credits that may otherwise expire unutilized and to make the cash available in the U.S. All amounts planned for repatriation have been adequately provided for. No further repatriation of accumulated prior period foreign earnings beyond the above range is currently planned. However, we may repatriate future earnings to the extent required to fund domestic operations and, if tax has not previously been provided, we would provide for and pay additional U.S. taxes in connection with repatriation of these funds. It is not practical at this time to determine the income tax liability that would result from any further repatriation of foreign earnings beyond that currently planned.

See Note 20 of Notes to Consolidated Financial Statements for subsequent events related to our new capital plan, including $650 million issuance of 5.5% senior notes and $1.25 billion repayment of 2.5% convertible senior notes.

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

Off-Balance Sheet Arrangements
Off-balance sheet arrangements, as defined by the Securities and Exchange Commission ("SEC"), include certain contractual arrangements pursuant to which a company has an obligation, such as certain contingent obligations, certain guarantee contracts, retained or contingent interest in assets transferred to an unconsolidated entity, certain derivative instruments classified as equity or material variable interests in unconsolidated entities that provide financing, liquidity, market risk or credit risk support. Disclosure is required for any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity or capital resources. We generally do not enter into off-balance sheet arrangements, as defined, other than those described in the Contractual Obligations section that follows and Consolidation discussed in Critical Accounting Policies and Notes 1 and 18 of Notes to Consolidated Financial Statements.

In January 2008, we entered into hedge and warrant transactions on the convertible notes with certain financial institution counterparties to increase the effective conversion price of the convertible senior notes. See Note 7 of Notes to Consolidated Financial Statements.

Contractual Obligations and Contingent Payments
We have contractual obligations to make future payments, principally in connection with our short and long-term debt, non-cancelable lease agreements, and service agreements. See Notes 6, 7, and 9 of Notes to Consolidated Financial Statements for additional disclosures related to our commitments.

The following table sets forth these contractual obligations (in millions) by fiscal year, and excludes contractual obligations of CIVs, as we are not responsible or liable for these obligations:

	2013	2014	2015	2016	2017	Thereafter	Total
Contractual Obligations
Short-term borrowings(1)	$250.0	$—	$—	$—	$—	$—	$250.0
Long-term borrowings by contract maturity(2)	1.3	1.3	1,251.4	5.9	—	—	1,259.9
Interest on short-term and long-term borrowings(2)(3)	38.1	31.7	31.6	0.3	—	—	101.7
Minimum rental and service commitments	148.2	118.1	107.9	96.4	87.7	489.3	1,047.6
Total Contractual Obligations(4)(5)(6)	$437.6	$151.1	$1,390.9	$102.6	$87.7	$489.3	$2,659.2

(1)
Represents borrowing under our revolving line of credit which does not expire until February 2013. However, we may elect to repay this debt sooner if management elects to utilize a portion of our available cash for this purpose.

(2)	Excludes long-term borrowings of the consolidated CLO of $271.7 million and interest on these long-term borrowings, as applicable.

(3)	Interest on floating rate short-term debt is based on rates at March 31, 2012.

(4)
The table above does not include approximately $36.7 million in capital commitments to investment partnerships in which Legg Mason is a limited partner. These obligations will be funded, as required, through the end of the commitment periods through fiscal 2018.

(5)
The table above does not include amounts for uncertain tax positions of $69.1 million (net of the federal benefit for state tax liabilities), because the timing of any related cash outflows cannot be reliably estimated.

(6)	The table above does not include redeemable noncontrolling interests of $24.0 million, because the timing of any related cash outflows cannot be reliably estimated.

MARKET RISK
We maintain an enterprise risk management program to oversee and coordinate risk management activities of Legg Mason and its subsidiaries. Under the program, certain risk activities are managed at the subsidiary level. The following describes certain aspects of our business that are sensitive to market risk.

Revenues and Net Income
The majority of our revenue is calculated from the market value of our AUM. Accordingly, a decline in the value of securities will cause our AUM, and thus our revenues, to decrease. In addition, our fixed income and liquidity AUM are subject to the impact of interest rate fluctuations, as rising interest rates may tend to reduce the market value of bonds held in various mutual fund portfolios or separately managed accounts. In the ordinary course of our business, we may also reduce or waive investment management fees, or limit total expenses, on certain products or services for particular time periods to manage fund expenses, or for other reasons, and to help retain or increase managed assets. Performance fees may be earned on certain investment advisory contracts for exceeding performance benchmarks. Declines in market values of AUM will result in reduced fee revenues and net income. We generally earn higher fees on equity assets than fees charged for fixed income and liquidity assets. Declines in market values of AUM in this asset class will disproportionately impact our revenues. In addition, under revenue sharing agreements, certain of our affiliates retain different percentages of revenues to cover their costs, including compensation. Our net income, profit margin and compensation as a percentage of operating revenues are impacted based on which affiliates generate our revenues, and a change in AUM at one subsidiary can have a dramatically different effect on our revenues and earnings than an equal change at another subsidiary.

Trading and Non-Trading Assets
Our trading and non-trading assets are comprised of investment securities, including seed capital in sponsored mutual funds and products, limited partnerships, limited liability companies and certain other investment products.

Trading and other current investments, excluding CIVs, at March 31, 2012 and 2011, subject to risk of security price fluctuations are summarized (in thousands) below.

	2012	2011
Investment securities, excluding CIVs:
Trading investments relating to long-term incentive compensation plans	$111,257	$120,107
Trading proprietary fund products and other investments	222,585	204,063
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments	78,277	76,340
Total current investments, excluding CIVs	$412,119	$400,510

Approximately $80.0 million and $96.0 million of trading and other current investments related to long-term incentive compensation plans as of March 31, 2012 and 2011, respectively, have offsetting liabilities such that fluctuation in the market value of these assets and the related liabilities will not have a material effect on our net income or liquidity. However, it will have an impact on our compensation expense with a corresponding offset in other non-operating income (expense). Trading and other current investments of $86.2 million and $72.6 million at March 31, 2012 and 2011, respectively, relate to other long-term incentive plans for which the related liabilities do not completely offset due to vesting provisions. Therefore, fluctuations in the market value of these trading investments will impact our compensation expense, non-operating income (expense) and net income.

Approximately $245.9 million and $231.9 million of trading and other current investments at March 31, 2012 and 2011, respectively, are investments in proprietary fund products and other investments for which fluctuations in market value will impact our non-operating income. Of these amounts, the fluctuations in market value of approximately $12.6 million and $30.9 million of proprietary fund products as of March 31, 2012 and 2011, respectively, have offsetting compensation expense under revenue share agreements. The fluctuations in market value of approximately $11.8 million and $39.8 million in proprietary fund products as of March 31, 2012 and 2011, respectively, are substantially offset by gains (losses) on market hedges and therefore do not materially impact Net Income Attributable to Legg Mason, Inc. Investments in proprietary fund products are not liquidated until the related fund establishes a track record, has other investors, or a decision is made to no longer pursue the strategy.

Non-trading assets, excluding CIVs, at March 31, 2012 and 2011, subject to risk of security price fluctuations are summarized (in thousands) below.

	2012	2011
Investment securities, excluding CIVs:
Available-for-sale	$11,913	$11,300
Investments in partnerships, LLCs and other	34,965	22,167
Equity method investments in partnerships and LLCs	169,201	155,351
Other investments	112	270
Total non-trading assets, excluding CIVs	$216,191	$189,088

Equity method investments in partnerships and LLCs at March 31, 2012 and 2011, includes approximately $89.3 million and $91.9 million, respectively, of investments related to our involvement with the U.S. Treasury's Public Private Investment Program. Fluctuations in the market value of these investments have offsetting compensation expense under revenue-sharing agreements.

Investment securities of CIVs totaled $31.6 million and $82.8 million as of March 31, 2012 and 2011, respectively, and investments of CIVs totaled $294.9 million and $312.8 million as of March 31, 2012 and 2011, respectively. As of March 31, 2012 and 2011, we held equity investments in the CIVs of $38.9 million and $53.7 million, respectively. Fluctuations in the market value of investments of CIVs in excess of our equity investment will not impact Net Income Attributable to Legg Mason, Inc. However, it may have an impact on other non-operating income (expense) of CIVs with a corresponding offset in net income (loss) attributable to non-controlling interests.

Valuation of trading and non-trading investments is described below within Critical Accounting Policies under the heading "Valuation of Financial Instruments." See Notes 1 and 15 of Notes to Consolidated Financial Statements for further discussion of derivatives.

The following is a summary of the effect of a 20% increase or decrease in the market values of our financial instruments subject to market valuation risks at March 31, 2012:

	Carrying Value	Fair Value Assuming a 20% Increase(1)	Fair Value Assuming a 20% Decrease(1)
Investment securities, excluding CIVs:
Trading investments relating to long-term incentive compensation plans	$111,257	$133,508	$89,006
Trading proprietary fund products and other investments	222,585	267,102	178,068
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments	78,277	93,932	62,622
Total current investments, excluding CIVs	412,119	494,542	329,696
Investments in CIVs	38,919	46,703	31,135
Available-for-sale investments	11,913	14,296	9,530
Investments in partnerships, LLCs and other	34,965	41,958	27,972
Equity method investments in partnerships and LLCs	169,201	203,041	135,361
Other investments	112	134	90
Total investments subject to market risk	$667,229	$800,674	$533,784

(1)
Gains and losses related to certain investments in deferred compensation plans and proprietary fund products are directly offset by a corresponding adjustment to compensation expense and related liability. In addition, investments in proprietary fund products of approximately $11.8 million have been economically hedged to limit market risk. As a result, a 20% increase or decrease in the unrealized market value of our financial instruments subject to market valuation risks would result in a $81.5 million increase or decrease in our pre-tax earnings as of March 31, 2012.

Foreign Exchange Sensitivity
We operate primarily in the United States, but provide services, earn revenues and incur expenses outside the United States. Accordingly, fluctuations in foreign exchange rates for currencies, principally in Brazil, Poland, Australia, Canada and the United Kingdom may impact our comprehensive income and net income. Certain of our affiliates have entered into forward contracts to manage the impact of fluctuations in foreign exchange rates on their results of operations. We do not expect foreign currency fluctuations to have a material effect on our net income or liquidity.

Interest Rate Risk
Exposure to interest rate changes on our outstanding debt is mitigated as substantially all of our debt is at fixed interest rates. At March 31, 2012 and 2011, approximately $250.0 million of our outstanding floating rate debt is subject to fluctuations in interest rates and will have an impact on our non-operating income and net income. As of March 31, 2012, we estimate that a 1% change in interest rates would result in a net annual change to interest expense of $2.5 million. See Notes 6 and 7 of Notes to Consolidated Financial Statements for additional disclosures regarding debt.

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

Consolidation
Effective April 1, 2010, we adopted revised accounting guidance, Accounting Standards Codification ("ASC") Topic 810, "Consolidation," (Statement of Financial Accounting Standards No. 167, "Amendments to Financial Accounting Standards Board Interpretation No. 46(R)") ("SFAS No. 167"), relating to the consolidation of variable interest entities ("VIEs") which includes a new approach for determining who should consolidate a VIE, changes to when it is necessary to reassess who should consolidate a VIE, and changes in the assessment of which entities are VIEs. The application of the revised accounting guidance has been deferred for certain investment funds, including money market funds. Investment funds that qualify for the deferral continue to be assessed for consolidation under prior guidance, Financial Accounting Standards Board Interpretation No. 46(R), "Consolidation of Variable Interest Entities — an interpretation of ARB No. 51" ("FIN 46(R)").

In the normal course of our business, we sponsor and are the manager of various types of investment vehicles. Certain of these investment vehicles are considered to be VIEs while others are considered to be voting rights entities ("VREs") subject to traditional consolidation concepts based on ownership rights. For our services, we are entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinate management fees or other incentive fees. Our exposure to risk in these entities is generally limited to any equity investment we have made or are required to make and any earned but uncollected management fees. Uncollected management fees from these VIEs were not material at March 31, 2012. We have not issued any investment performance guarantees to these VIEs, VREs or their investors. Investment vehicles that are considered VREs are consolidated if we have a controlling financial interest in the investment vehicle.

Financial Accounting Standards Board Interpretation No. 46(R) (Accounting Standards Update 2010-10, "Amendments to Statement 167 for Certain Investment Funds")
For most sponsored investment funds, including money market funds, we determine whether we are the primary beneficiary of a VIE if we absorb a majority of the VIE's expected losses, or receive a majority of the VIE's expected residual returns, if any. Our determination of expected residual returns excludes gross fees paid to a decision maker if certain criteria are met. In determining whether we are the primary beneficiary of a VIE, we consider both qualitative and quantitative factors such as the voting rights of the equity holders, economic participation of all parties, including how fees are earned and paid to us, related party ownership, guarantees and implied relationships. In determining the primary beneficiary, we must make assumptions and estimates about, among other things, the future performance of the underlying assets held by the VIE, including investment returns, cash flows, and credit and interest rate risks. In determining whether a VIE is significant for disclosure purposes, we consider the same factors used for determination of the primary beneficiary.

Statement of Financial Accounting Standards No. 167 (Accounting Standards Codification Topic 810, "Consolidation")
We sponsor and are the manager for collateralized debt obligation entities ("CDOs") and CLOs that do not qualify for the deferral, and are assessed under the revised accounting guidance, as follows. We determine whether we have a variable interest in a VIE by considering if, among other things, we have the obligation to absorb losses, or the right to receive benefits, that are expected to be significant to the VIE. We consider the management fee structure, including the seniority level of our fees, the current and expected economic performance of the entity, as well as other provisions included in the governing documents that might restrict or guarantee an expected loss or residual return. If we have a significant variable interest, we determine whether we are the primary beneficiary of the VIE if we have both the power to direct the activities of the VIE that most significantly impact the entity's economic performance and the obligation to absorb losses, or the right to receive benefits, that potentially could be significant to the VIE.

In evaluating whether we have the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE, we consider factors regarding the design, terms, and characteristics of the investment vehicles, including the following qualitative factors: if we have involvement with the investment vehicle beyond providing management services; if we hold equity or debt interests in the investment vehicle; if we have transferred any assets to the investment vehicle; if the potential aggregate fees in future periods are insignificant relative to the potential cash flows of the investment vehicle; and if the variability of the expected fees in relation to the potential cash flows of the investment vehicle is more than insignificant.

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

Valuation processes for AUM are dependent on the nature of the assets and any contractual provisions with our clients. Equity securities under management for which market quotations are available are usually valued at the last reported sales price or official closing price on the primary market or exchange on which they trade. Debt securities under management are usually valued at bid, or the mean between the last quoted bid and asked prices, provided by independent pricing services that are based on transactions in debt obligations, quotations from bond dealers, market transactions in comparable securities and various other relationships between securities. Short-term debt obligations are generally valued at amortized cost, which is designed to approximate fair value. The vast majority of our AUM is valued based on data from third parties such as independent pricing services, fund accounting agents, custodians and brokers. This varies slightly from time to time based upon the underlying composition of the asset class (equity, fixed income and liquidity) as well as the actual underlying securities in the portfolio within each asset class. Regardless of the valuation process or pricing source, we have established controls reasonably designed to assess the reasonableness of the prices provided. Where market prices are not readily available, or are determined not to reflect fair value, value may be determined in accordance with established valuation procedures based on, among other things, unobservable inputs. Management fees on AUM where fair values are based on unobservable inputs are not material. As of March 31, 2012, equity, fixed income and liquidity AUM values aggregated $163.4 billion, $356.1 billion and $123.8 billion, respectively.

As the vast majority of our AUM is valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying valuation of our AUM. Economic events and financial market turmoil have increased market price volatility; however, the valuation of the vast majority of the securities held by our funds and in separate accounts continues to be derived from readily available market price quotations. As of March 31, 2012, less than 1% of total AUM is valued based on unobservable inputs.

Valuation of Financial Instruments
Substantially all financial instruments are reflected in the financial statements at fair value or amounts that approximate fair value, except our long-term debt. Trading investments, investment securities and derivative assets and liabilities included in the Consolidated Balance Sheets include forms of financial instruments. Unrealized gains and losses related to these financial instruments are reflected in net income or other comprehensive income, depending on the underlying purpose of the instrument.

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

For investments in illiquid or privately-held securities for which market prices or quotations are not readily available, the determination of fair value requires us to estimate the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry. As of March 31, 2012 and 2011, excluding investments in CIVs, we owned approximately $11.9 million and $23.8 million, respectively, of financial investments that were valued on our assumptions or estimates and unobservable inputs.

At March 31, 2012 and 2011, we also have approximately $204.2 million and $177.5 million, respectively, of other investments, such as investment partnerships, that are included in Other noncurrent assets on the Consolidated Balance Sheets, of which approximately $169.2 million and $155.4 million, respectively, are accounted for under the equity method. The remainder is accounted for under the cost method, which considers if factors indicate there may be an impairment in the value of these investments. In addition, as of March 31, 2012 and 2011, we had $78.3 million and $76.3 million, respectively, of equity method investments that are included in Investment securities on the Consolidated Balance Sheets.

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

Level 2 — Financial instruments for which prices are quoted for similar assets and liabilities in active markets; prices are quoted for identical or similar assets in inactive markets; or prices are based on observable inputs, other than quoted prices, such as models or other valuation methodologies. For us, this category may include repurchase agreements, fixed income securities and certain proprietary fund products. This category also includes CLO loans and liabilities of a CIV, and previously included certain derivative assets and liabilities of CIVs.

Level 3 — Financial instruments for which values are based on unobservable inputs, including those for which there is little or no market activity. This category includes investments in partnerships, limited liability companies and private equity funds. This category may also include certain proprietary fund products with redemption restrictions and CLO debt of a CIV.

The valuation of an asset or liability may involve inputs from more than one level of the hierarchy. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Proprietary fund products and certain investments held by CIVs are valued at net asset value ("NAV") determined by the fund administrator. These funds are typically invested in exchange traded investments with observable market prices. Their valuations may be classified as Level 1, Level 2 or Level 3 based on whether the fund is exchange traded, the frequency of the related NAV determinations and the impact of redemption restrictions. For investments in illiquid and privately-held securities (private equity and investment partnerships) for which market prices or quotations may not be readily available, including certain investments held by CIVs, management must estimate the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry to which it applies in order to determine fair value. These valuation processes for illiquid and privately-held securities inherently require management's judgment and are therefore classified in Level 3.

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

Exchange traded options are valued using the last sale price or in the absence of a sale, the last offering price. Options traded over the counter are valued using dealer supplied valuations. Options are classified as Level 1. Futures contracts are valued at the last settlement price at the end of each day on the exchange upon which they are traded and are classified as Level 1. Index and single name credit default swaps and interest rate swaps previously held were valued based on valuations furnished by pricing services and classified as Level 2.

As a practical expedient, we rely on the NAVs of certain investments as their fair value. The NAVs that have been provided by investees are derived from the fair values of the underlying investments as of the reporting date.

As of March 31, 2012, approximately 3% of total assets (13% of financial assets measured at fair value) and 10% of total liabilities meet the definition of Level 3. Excluding the assets and liabilities of CIVs, approximately 2% of total assets (13% of financial assets measured at fair value) and no liabilities meet the definition of Level 3.

Any transfers between categories are measured at the beginning of the period.

See Note 3 of Notes to Consolidated Financial Statements for additional information.

Intangible Assets and Goodwill
Balances as of March 31, 2012, are as follows:

Amortizable asset management contracts	$33,437
Indefinite-life intangible assets	3,753,629
Trade names	69,800
Goodwill	1,275,045
$5,131,911

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

We completed our annual impairment tests of goodwill and indefinite-life intangible assets as of December 31, 2011, and determined that there was no impairment in the value of these assets as of that date. Further, no impairment in the value of amortizable intangible assets was recognized during the year ended March 31, 2012, as our estimates of the related future cash flows exceeded the asset carrying values. We have also determined that no triggering events have occurred as of March 31, 2012, therefore, no additional indefinite-life intangible asset and goodwill impairment testing was necessary.

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

The estimated useful lives of amortizable intangible assets currently range from one to five years with a weighted-average life of approximately 2.9 years.

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

The domestic mutual fund contracts acquired in the Citigroup Asset Management ("CAM") acquisition of $2,502 million account for approximately 65% of our indefinite-life intangible assets and are managed primarily by ClearBridge and Western Asset. Permal funds-of-hedge funds contracts of $947 million account for approximately 25% of our indefinite-life intangible assets. For our December 31, 2011, annual impairment test, cash flows from the domestic mutual fund contracts were assumed to have annual growth rates that average approximately 7%. Cash flows on the Permal funds-of-hedge funds contracts were assumed to have annual growth rates that average approximately 9%. The projected cash flows from the domestic mutual fund and Permal funds were discounted at 13.0% and 14.5%, respectively. Assuming all other factors remain the same, actual results and changes in assumptions for the domestic mutual fund and Permal funds-of-hedge funds contracts would have to cause our cash flow projections over the long-term to deviate more than 5% and 35%, respectively, from previous projections or the discount rate would have to be raised to 13.5% and 19.5%, respectively, for the asset to be deemed impaired.  Given the current uncertainty regarding future market conditions, it is reasonably possible that fund performance, flows and AUM levels may decrease in the near term such that actual cash flows from the domestic mutual fund contracts could deviate from the projections by more than 5% and the asset could be deemed to be impaired by a material amount. The approximate fair values of these assets exceed their carrying values by $124 million and $606 million, respectively.

Trade names account for 2% of indefinite-life intangible assets and are primarily related to Permal. We tested these intangible assets using assumptions similar to those described above for indefinite-life contracts, and the resulting fair values significantly exceeded the related carrying amounts.

Goodwill
Goodwill is evaluated at the reporting unit level and is considered for impairment when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. In estimating the implied fair value of the reporting unit, we use valuation techniques based on discounted projected cash flows, similar to techniques employed in analyzing the purchase price of an acquisition target. In December 2010, we announced a realignment of our executive management team, which during fiscal 2012, resulted in the combination of our Americas and International divisions into one operating segment, Global Asset Management. Internal management reporting has been modified consistent with this realignment such that discrete financial information regularly received by the chief operating decision maker, our Chief Executive Officer, is at the consolidated Global Asset Management business level. As a result, the former Americas and International operating segments are no longer our reporting units, and subsequently, goodwill is recorded and evaluated at one Global Asset Management reporting unit level. See Note 17 of Notes to Consolidated Financial Statements for additional information related to business segments.

Significant assumptions used in assessing the implied fair value of the reporting unit under the discounted cash flow method include the projected cash flows generated by the reporting unit, including profit margins, expected cash flow growth rates, and the discount rate used to determine the present value of the cash flows. Cash flow growth rates consider estimates of both AUM flows and market expectations by asset class (equity, fixed income and liquidity) and by investment manager based upon, among other things, historical experience and expectations of future market performance from internal and external sources. The impact of both net client flows and market performance on cash flows are projected for the near-term (generally the first five years) based on a year-by-year assessment that considers current market conditions, our experience, our internal financial projections, relevant publicly available statistics and projections, and discussions with our own market experts. Actual cash flows in any one period may vary from the projected cash flows without resulting in an impairment charge because a variance in any one period must be considered in conjunction with other assumptions that impact projected cash flows.

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

Goodwill principally originated from the acquisitions of CAM, Permal and Royce.  The value of the reporting unit is based on projected net cash flows of assets managed in our mutual funds, closed-end funds and other proprietary funds, in addition to separate account assets of our managers. For our annual December 31 impairment test, the projected cash flows are discounted at 14.0% to determine the present value of cash flows.  As of December 31, 2011, the implied fair value significantly exceeds the carrying value.  Projected cash flows, on an aggregate basis across all asset classes, are assumed to have an average annual growth rate of approximately 8%.  Cash flow growth is based on separate factors for equity, fixed income, and liquidity products.  Equity product growth projections are based on long-term growth experience and current market conditions.  Fixed income product growth projections are based on the past experience of our primary fixed income manager and current market influences relevant to their business, available historical experience and market statistics, and estimates of future expectations.  We believe our growth assumptions are reasonable given our consideration of multiple inputs, including internal and external sources described above.  However, our assumptions are subject to change based on fluctuations in our actual results and market conditions.  Assuming all other factors remain the same, actual results and changes in assumptions would have to cause our cash flow projections over the long-term to deviate approximately 51% from previous projections or the discount rate would have to increase approximately eight percentage points for goodwill to be considered for impairment.

As of December 31, 2011, considering relevant prices of our common shares, our market capitalization, along with a reasonable control premium, exceeds the aggregate carrying values of our reporting unit.

Stock-Based Compensation
Our stock-based compensation plans include stock options, employee stock purchase plans, market-based performance share awards, restricted stock awards and deferred compensation payable in stock. Under our stock compensation plans, we issue equity awards to directors, officers, and key employees.

In accordance with the applicable accounting guidance, compensation expense for the years ended March 31, 2012, 2011 and 2010, includes compensation cost for all non-vested share-based awards at their grant date fair value amortized over the respective vesting periods on the straight-line method. Also, under the accounting guidance, cash flows related to income tax deductions in excess of or less than the stock-based compensation expense are classified as financing cash flows.

We granted 0.8 million, 0.7 million, and 1.5 million stock options in fiscal 2012, 2011 and 2010, respectively. For additional information on share-based compensation, see Note 12 of Notes to Consolidated Financial Statements.

We determine the fair value of each option grant using the Black-Scholes option-pricing model, except for market-based grants, for which we would use a Monte Carlo option-pricing model. Both models require management to develop estimates regarding certain input variables. The inputs for the Black-Scholes model include: stock price on the date of grant, exercise price of the option, dividend yield, volatility, expected life and the risk-free interest rate, all of which except the grant date stock price and the exercise price require estimates or assumptions. We calculate the dividend yield based upon the average of the historical quarterly dividend payments over a term equal to the vesting period of the options. We estimate volatility equally weighted between the historical prices of our stock over a period equal to the expected life of the option and the implied volatility of market listed options at the date of grant. The expected life is the estimated length of time an option will be held before it is either exercised or canceled, based upon our historical option exercise experience. The risk-free interest rate is the rate available for zero-coupon U.S. Government issues with a remaining term equal to the expected life of the options being valued. If we used different methods to estimate our variables for the Black-Scholes and Monte Carlo models, or if we used a different type of option-pricing model, the fair value of our option grants might be different.

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

Substantially all of our deferred tax assets relate to U.S. and U.K. taxing jurisdictions. As of March 31, 2012, U.S. federal deferred tax assets aggregated $718 million, realization of which is expected to require $4.1 billion of future U.S. earnings, approximately $169 million of which must be in the form of foreign sourced income. Deferred tax assets generated in U.S. jurisdictions resulting from net operating losses generally expire 20 years after they are generated and those resulting from foreign tax credits generally expire 10 years after they are generated. Based on estimates of future taxable income, using assumptions consistent with those used in our goodwill impairment testing, it is more likely than not that current federal tax benefits relating to net operating losses are realizable and no valuation allowance is necessary at this time. With respect to those resulting from foreign tax credits, it is more likely than not that tax benefits relating to $10.4 million foreign tax credits will not be realizable and a valuation allowance of $3.4 million was recorded in fiscal 2012 with respect thereto. While tax planning may enhance our positions, the realization of current tax benefits is not dependent on any significant tax strategies.

As of March 31, 2012, U.S. state deferred tax assets aggregated $237 million. Due to limitations on net operating loss and capital loss carryforwards and, taking into consideration certain state tax planning strategies, a valuation allowance has been established for the state capital loss and net operating loss benefits in certain jurisdictions in the amount of $12.1 million for fiscal 2012. Due to the uncertainty of future state apportionment factors and future effective state tax rates, the value of state net operating loss benefits ultimately realized may vary. A net release of $7.3 million in fiscal 2012 of the full valuation allowance on foreign deferred tax assets related to various jurisdictions, primarily the U.K. and Japan. To the extent our analysis of the realization of deferred tax assets relies on deferred tax liabilities, we have considered the timing, nature and jurisdiction of reversals, as well as, future increases relating to the tax amortization of goodwill and indefinite-life intangible assets. In the event we determine all or any portion of our deferred tax assets that are not already subject to a valuation allowance are not realizable, we will be required to establish a valuation allowance by a charge to the income tax provision in the period in which that determination is made. Depending on the facts and circumstances, the charge could be material to our earnings.

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

Our future revenues may fluctuate due to numerous factors, such as: the total value and composition of our AUM; the mix of our AUM among our affiliates; the revenue yield of our AUM; the volatility and general level of securities prices and interest rates; the relative investment performance of company-sponsored investment funds and other asset management products both in absolute terms and relative to competing offerings and market indices; investor sentiment and confidence; general economic conditions; our ability to maintain investment management and administrative fees at current levels; competitive conditions in our business; the ability to attract and retain key personnel and the effects of acquisitions, including prior acquisitions. Our future operating results are also dependent upon the level of operating expenses, which are subject to fluctuation for the following or other reasons: variations in the level of compensation expense incurred as a result of changes in the number of total employees, competitive factors, changes in the percentages of revenues paid as compensation or other reasons; variations in expenses and capital costs, including depreciation, amortization and other non-cash charges incurred by us to maintain our administrative infrastructure; unanticipated costs that may be incurred by Legg Mason from time to time to protect client goodwill, to otherwise support investment products or in connection with litigation or regulatory proceedings; and the effects of acquisitions and dispositions.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" for disclosures about market risk.

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

Management assessed the effectiveness of Legg Mason's internal control over financial reporting as of March 31, 2012, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on that assessment, management concluded that, as of March 31, 2012, Legg Mason's internal control over financial reporting is effective based on the criteria established in the COSO framework.

The effectiveness of Legg Mason's internal control over financial reporting as of March 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein, which expresses an unqualified opinion on the effectiveness of Legg Mason's internal control over financial reporting as of March 31, 2012.

Mark R. Fetting
Chairman of the Board, President and Chief Executive Officer

Peter H. Nachtwey
Senior Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of Legg Mason, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Legg Mason, Inc. and its subsidiaries ("the Company") at March 31, 2012 and March 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Baltimore, Maryland
May 25, 2012

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$1,382,263	$1,375,918
Cash and cash equivalents of consolidated investment vehicles	26,139	37,153
Restricted cash	2,167	9,253
Receivables:
Investment advisory and related fees	333,777	366,571
Other	100,060	29,466
Investment securities	412,119	400,510
Investment securities of consolidated investment vehicles	31,575	82,829
Deferred income taxes	117,391	82,174
Other	51,977	59,700
Other current assets of consolidated investment vehicles	326	2,982
Total current assets	2,457,794	2,446,556
Fixed assets, net	239,411	286,705
Intangible assets, net	3,856,866	3,876,775
Goodwill	1,275,045	1,311,652
Investments of consolidated investment vehicles	294,853	312,765
Deferred income taxes	142,706	232,394
Other	287,653	239,210
Other assets of consolidated investment vehicles	1,419	1,699
Total Assets	$8,555,747	$8,707,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued compensation	$409,759	$368,164
Accounts payable and accrued expenses	195,808	207,870
Short-term borrowings	250,000	250,000
Current portion of long-term debt	1,278	792
Other	114,840	87,393
Other current liabilities of consolidated investment vehicles	4,097	54,753
Total current liabilities	975,782	968,972
Deferred compensation	57,339	92,487
Deferred income taxes	242,567	266,193
Other	167,544	90,059
Other liabilities of consolidated investment vehicles	3,872	3,553
Long-term debt	1,135,614	1,201,076
Long-term debt of consolidated investment vehicles	271,707	278,320
Total Liabilities	2,854,425	2,900,660

Commitments and Contingencies (Note 9)

Redeemable Noncontrolling Interests	24,031	36,712

Stockholders’ Equity
Common stock, par value $.10; authorized 500,000,000 shares; issued 139,874,034 shares in 2012 and 150,218,810 shares in 2011	13,987	15,022
Additional paid-in capital	3,864,216	4,111,095
Employee stock trust	(32,419)	(34,466)
Deferred compensation employee stock trust	32,419	34,466
Retained earnings	1,715,395	1,539,984
Appropriated retained earnings of consolidated investment vehicle	12,221	10,922
Accumulated other comprehensive income, net	71,472	93,361
Total Stockholders’ Equity	5,677,291	5,770,384
Total Liabilities and Stockholders’ Equity	$8,555,747	$8,707,756
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

	Years Ended March 31,
	2012	2011	2010
OPERATING REVENUES
Investment advisory fees:
Separate accounts	$775,534	$815,633	$814,824
Funds	1,491,325	1,486,615	1,367,297
Performance fees	49,499	96,661	71,452
Distribution and service fees	340,966	379,161	375,333
Other	5,250	6,247	5,973
Total operating revenues	2,662,574	2,784,317	2,634,879
OPERATING EXPENSES
Compensation and benefits	1,109,671	1,140,305	1,111,298
Transition-related compensation	34,638	45,048	—
Total compensation and benefits	1,144,309	1,185,353	1,111,298
Distribution and servicing	649,739	712,839	691,931
Communications and technology	164,712	161,969	163,098
Occupancy	154,816	137,861	156,967
Amortization of intangible assets	19,574	22,913	22,769
Other	190,671	176,574	167,633
Total operating expenses	2,323,821	2,397,509	2,313,696
OPERATING INCOME	338,753	386,808	321,183
OTHER NON-OPERATING INCOME (EXPENSE)
Interest income	11,481	9,246	7,354
Interest expense	(87,584)	(92,157)	(126,273)
Fund support	—	—	23,171
Other income	22,097	59,596	86,892
Other non-operating income of consolidated investment vehicles, net	18,336	1,704	17,329
Total other non-operating income (expense)	(35,670)	(21,611)	8,473
INCOME BEFORE INCOME TAX PROVISION	303,083	365,197	329,656
Income tax provision	72,052	119,434	118,676
NET INCOME	231,031	245,763	210,980
Less: Net income (loss) attributable to noncontrolling interests	10,214	(8,160)	6,623
NET INCOME ATTRIBUTABLE TO LEGG MASON, INC.	$220,817	$253,923	$204,357

NET INCOME PER SHARE ATTRIBUTABLE TO LEGG MASON, INC. COMMON SHAREHOLDERS
Basic	$1.54	$1.63	$1.33
Diluted	$1.54	$1.63	$1.32
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years ended March 31,
	2012	2011	2010
NET INCOME	$231,031	$245,763	$210,980
Other comprehensive income:
Foreign currency translation adjustment	(22,098)	35,159	61,029
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses), net of tax provision (benefit) of $132, $(22), and $(9), respectively	198	(33)	(13)
Reclassification adjustment for (gains) losses included in net income	11	8	(5)
Net unrealized gains (losses) on investment securities	209	(25)	(18)
Total other comprehensive income (loss)	(21,889)	35,134	61,011
COMPREHENSIVE INCOME	209,142	280,897	271,991
Less: Comprehensive income (loss) attributable to noncontrolling interests	10,214	(8,160)	6,623
COMPREHENSIVE INCOME ATTRIBUTABLE TO LEGG MASON, INC.	$198,928	$289,057	$265,368
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Years Ended March 31,
	2012	2011	2010
COMMON STOCK
Beginning balance	$15,022	$16,144	$14,185
Stock options and other stock-based compensation	17	64	8
Deferred compensation employee stock trust	7	7	13
Deferred compensation, net	124	152	66
Exchangeable shares	—	110	12
Equity Units exchanged	183	—	1,860
Employee tax withholdings by net share transactions	(6)	—	—
Shares repurchased and retired	(1,360)	(1,455)	—
Ending balance	13,987	15,022	16,144
SHARES EXCHANGEABLE INTO COMMON STOCK
Beginning balance	—	2,760	3,069
Exchanges	—	(2,760)	(309)
Ending balance	—	—	2,760
ADDITIONAL PAID-IN CAPITAL
Beginning balance	4,111,095	4,447,612	3,452,530
Stock options and other stock-based compensation	16,508	31,674	18,758
Deferred compensation employee stock trust	2,020	2,673	3,156
Deferred compensation, net	32,193	34,619	29,056
Exchangeable shares	—	2,650	297
Equity Units exchanged	102,831	35,877	943,815
Employee tax withholdings by net share transactions	(1,525)	—	—
Shares repurchased and retired	(398,906)	(444,010)	—
Ending balance	3,864,216	4,111,095	4,447,612
EMPLOYEE STOCK TRUST
Beginning balance	(34,466)	(33,095)	(35,094)
Shares issued to plans	(2,027)	(2,136)	(2,938)
Distributions and forfeitures	4,074	765	4,937
Ending balance	(32,419)	(34,466)	(33,095)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	34,466	33,095	35,094
Shares issued to plans	2,027	2,136	2,938
Distributions and forfeitures	(4,074)	(765)	(4,937)
Ending balance	32,419	34,466	33,095
RETAINED EARNINGS
Beginning balance	1,539,984	1,316,981	1,131,625
Net income attributable to Legg Mason, Inc.	220,817	253,923	204,357
Dividends declared	(45,406)	(30,920)	(19,001)
Ending balance	1,715,395	1,539,984	1,316,981
APPROPRIATED RETAINED EARNINGS OF CONSOLIDATED INVESTMENT VEHICLE
Beginning balance	10,922	—	—
Cumulative effect of change in accounting principle	—	24,666	—
Net income (loss) reclassified to appropriated retained earnings	1,299	(13,744)	—
Ending balance	12,221	10,922	—
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET
Beginning balance	93,361	58,227	(2,784)
Unrealized holding gains (losses) on investment securities, net of tax	209	(25)	(18)
Foreign currency translation adjustment	(22,098)	35,159	61,029
Ending balance	71,472	93,361	58,227
TOTAL STOCKHOLDERS’ EQUITY	$5,677,291	$5,770,384	$5,841,724

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years ended March 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$231,031	$245,763	$210,980
Loss on Equity Units exchange	—	—	22,040
Adjustments to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	93,795	102,748	114,078
Imputed interest for 2.5% convertible senior notes	39,077	36,688	34,445
Accretion and amortization of securities discounts and premiums, net	4,552	4,539	13,387
Stock-based compensation	48,735	56,245	46,578
Net gains on investments	(1,714)	(58,851)	(103,457)
Net losses (gains) of consolidated investment vehicles	(6,711)	3,959	(17,359)
Unrealized gains on fund support	—	—	(22,115)
Deferred income taxes	49,192	80,272	113,947
Other	(12,191)	5,393	2,808
Decrease (increase) in assets:
Investment advisory and related fees receivable	31,790	(13,794)	(53,402)
Net (purchases) sales of trading and other current investments	(40,020)	(55,540)	52,288
Refundable income taxes	—	—	992,548
Other receivables	1,432	1,962	177,667
Other assets	1,810	(20,923)	(50,082)
Increase (decrease) in liabilities:
Accrued compensation	42,763	75,970	(89,800)
Deferred compensation	(35,148)	(44,825)	32,197
Accounts payable and accrued expenses	(11,147)	(251)	2,686
Other liabilities	28,135	(49,954)	(86,484)
Net increase in operating assets and liabilities of consolidated investment vehicles, including cash	31,388	42,739	20,213
CASH PROVIDED BY OPERATING ACTIVITIES	496,769	412,140	1,413,163
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for fixed assets	(31,822)	(32,904)	(84,117)
Payments for business acquisitions-related costs	—	—	(11,092)
Contractual acquisition earnout payments	—	—	(179,804)
Proceeds from sale of assets	3,060	—	150
Fund support	—	—	38,890
Restricted cash	11,221	—	—
Purchases of investment securities	(6,493)	(8,430)	(55,507)
Proceeds from sales and maturities of investment securities	6,197	9,077	14,792
Purchases of investments by consolidated investment vehicles	(141,727)	(173,261)	—
Proceeds from sales and maturities of investments by consolidated investment vehicles	161,894	161,047	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$2,330	$(44,471)	$(276,688)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Dollars in thousands)

	Years ended March 31,
	2012	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issue costs	$—	$—	$(3,056)
Third-party distribution financing, net	—	(1,639)	(2,428)
Repayment of principal on long-term debt	(1,014)	(3,515)	(554,913)
Payment on Equity Units exchange	—	—	(135,015)
Issuance of common stock	4,538	14,440	4,999
Repurchase of common stock	(401,797)	(445,465)	—
Dividends paid	(43,602)	(26,813)	(48,241)
Net repayments of consolidated investment vehicles	(18,309)	(7,025)	—
Net (redemptions/distributions paid to)/subscriptions received from noncontrolling interest holders	(21,596)	1,551	(8,066)
CASH USED IN FINANCING ACTIVITIES	(481,780)	(468,466)	(746,720)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(10,974)	10,827	19,481
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,345	(89,970)	409,236
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,375,918	1,465,888	1,056,652
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,382,263	$1,375,918	$1,465,888
SUPPLEMENTARY DISCLOSURE
Cash paid (received) for:
Income taxes, net of (refunds) payments of ($12,034), ($12,090) and $60,747, respectively	$24,552	$39,524	$(994,823)
Interest	41,039	46,620	73,909
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts or unless otherwise noted)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Where appropriate, prior years financial statements reflect reclassifications to conform to the current year presentation.

Unless otherwise noted, all per share amounts include common shares of Legg Mason and shares issued in connection with the acquisition of Legg Mason Canada Inc., which were exchangeable into common shares of Legg Mason on a one-for-one basis at any time. In May 2010, all outstanding exchangeable shares were exchanged for shares of Legg Mason common stock.

All references to fiscal 2012, 2011 or 2010, refer to Legg Mason's fiscal year ended March 31 of that year.

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

Consolidation
Effective April 1, 2010, Legg Mason adopted Accounting Standards Codification ("ASC") Topic 810, "Consolidation," (Statement of Financial Accounting Standards No. 167, "Amendments to Financial Accounting Standards Board Interpretation No. 46(R)") ("SFAS No. 167"), relating to the consolidation of VIEs, which includes a new approach for determining who should consolidate a VIE, changes to when it is necessary to reassess who should consolidate a VIE, and changes in the assessment of which entities are VIEs. The application of the revised accounting guidance has been deferred for certain investment funds, including money market funds. Investment funds that qualify for the deferral continue to be assessed for consolidation under prior guidance, ASC Topic 810, "Consolidation," (Financial Accounting Standards Board Interpretation No. 46(R), "Consolidation of Variable Interest Entities — an interpretation of ARB No. 51") ("FIN 46(R)").

In the normal course of its business, Legg Mason sponsors and is the manager of various types of investment vehicles. Certain of these investment vehicles are considered to be VIEs while others are considered to be voting rights entities ("VREs") subject to traditional consolidation concepts based on ownership rights. For its services, Legg Mason is entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinate management fees or other incentive fees. Legg Mason did not sell or transfer assets to any of the VIEs or VREs. Legg Mason's exposure to risk in these entities is generally limited to any equity investment it has made or is required to make and any earned but uncollected management fees. Uncollected management fees from these VIEs were not material at March 31, 2012 and 2011. Legg Mason has not issued any investment performance guarantees to these VIEs, VREs or their investors. Investment vehicles that are considered VREs are consolidated if Legg Mason has a controlling financial interest in the investment vehicle.

Financial Accounting Standards Board Interpretation No. 46(R) (Accounting Standards Update 2010-10, "Amendments to Statement 167 for Certain Investment Funds")
For most sponsored investment funds, including money market funds, which qualify for the deferral of the revised accounting guidance, Legg Mason determines it is the primary beneficiary of a VIE if it absorbs a majority of the VIE's expected losses, or receives a majority of the VIE's expected residual returns, if any. Legg Mason's determination of expected residual returns excludes gross fees paid to a decision maker. It is unlikely that Legg Mason will be the primary beneficiary for VIEs created to manage assets for clients which qualify for the deferral unless Legg Mason's ownership interest in the VIE, including interests of related parties, is substantial, unless Legg Mason may earn significant performance fees from the VIE or unless Legg Mason is considered to have a material implied variable interest. In determining whether it is the primary beneficiary of a VIE which qualifies for the deferral, Legg Mason considers both qualitative and quantitative factors such as the voting rights of the equity holders, economic participation of all parties, including how fees are earned and paid to Legg Mason, related party ownership, guarantees and implied relationships. In determining the primary beneficiary, Legg Mason must make assumptions and estimates about, among other things, the future performance of the underlying assets held by the VIE, including investment returns, cash flows, and credit and interest rate risks. In determining whether a VIE is significant for disclosure purposes, Legg Mason considers the same factors used for determination of the primary beneficiary.

Statement of Financial Accounting Standards No. 167 (Accounting Standards Codification Topic 810, "Consolidation")
Legg Mason sponsors and is the manager for collateralized debt obligation entities ("CDOs") and collateralized loan obligations ("CLOs") that do not qualify for the deferral, and are assessed under the revised accounting guidance, as follows. Legg Mason determines whether it has a variable interest in a VIE by considering if, among other things, it has the obligation to absorb losses, or the right to receive benefits, that are expected to be significant to the VIE. Legg Mason also considers the management fee structure, including the seniority level of its fees, the current and expected economic performance of the entity, as well as other provisions included in the governing documents that might restrict or guarantee an expected loss or residual return. If Legg Mason has a significant variable interest, it determines it is the primary beneficiary of the VIE if it has both the power to direct the activities of the VIE that most significantly impact the entity's economic performance and the obligation to absorb losses, or the right to receive benefits, that potentially could be significant to the VIE.

In evaluating whether it has the obligation to absorb losses, or the right to receive benefits, that potentially could be significant to the VIE, Legg Mason considers factors regarding the design, terms, and characteristics of the investment vehicles, including, but not limited to, the following qualitative factors: if Legg Mason has involvement with the investment vehicle beyond providing management services; if Legg Mason holds equity or debt interests in the investment vehicle; if Legg Mason has transferred any assets to the investment vehicle; if the potential aggregate fees in future periods are insignificant relative to the potential cash flows of the investment vehicle; and if the variability of the expected fees in relation to the potential cash flows of the investment vehicle is more than insignificant.

Under both the revised accounting guidance and prior guidance, Legg Mason must consolidate VIEs for which it is deemed to be the primary beneficiary. Under the revised accounting guidance, effective April 1, 2010, Legg Mason consolidated a CLO that was not previously consolidated. As of March 31, 2012 and 2011, Legg Mason's Consolidated Balance Sheet reflects $291,853 and $314,617, respectively, in assets, and $271,707 and $278,320, respectively, in debt issued by the CLO, despite the fact that the assets cannot be used by Legg Mason, nor is Legg Mason obligated for the debt. The adoption had no impact on Net Income Attributable to Legg Mason, Inc.'s common shareholders. In addition, Legg Mason's Consolidated Statements of Cash Flows for the years ended March 31, 2012 and 2011, reflect the cash flows of this CLO. In accordance with the revised accounting guidance, periods prior to fiscal 2011 have not been restated. See Note 18 for additional information related to the application of the amended VIE consolidation model and the required disclosures.

Cash and Cash Equivalents
Cash equivalents are highly liquid investments with original maturities of 90 days or less.

Restricted Cash
Restricted cash primarily represents long-term escrow deposits and cash collateral required for market hedge arrangements. This cash is not available to Legg Mason for general corporate use.

Financial Instruments
Substantially all financial instruments are reflected in the financial statements at fair value or amounts that approximate fair value, except Legg Mason's long-term debt.

For equity investments where Legg Mason does not control the investee, and where it is not the primary beneficiary of a VIE, but can exert significant influence over the financial and operating policies of the investee, Legg Mason follows the equity method of accounting. The evaluation of whether Legg Mason can exert control or significant influence over the financial and operational policies of its investees requires significant judgment based on the facts and circumstances surrounding each individual investment. Factors considered in these evaluations may include investor voting or other rights, any influence Legg Mason may have on the governing board of the investee, the legal rights of other investors in the entity pursuant to the fund's operating documents and the relationship between Legg Mason and other investors in the entity. Substantially all of Legg Mason's equity method investees are investment companies which record their underlying investments at fair value. Therefore, under the equity method of accounting, Legg Mason's share of the investee's underlying net income or loss predominantly represents fair value adjustments in the investments held by the equity method investee. Legg Mason's share of the investee's net income or loss is based on the most current information available and is recorded as a net gain (loss) on investments within non-operating income (expense). A significant portion of earnings (losses) attributable to Legg Mason's equity method investments has offsetting compensation expense adjustments under revenue sharing agreements and deferred compensation arrangements, therefore, fluctuations in the market value of these investments will not have a material impact on Net Income Attributable to Legg Mason, Inc.

Legg Mason also holds debt and marketable equity investments which are classified as available-for-sale, held-to-maturity or trading. Debt and marketable equity securities classified as available-for-sale are reported at fair value and resulting unrealized gains and losses are reflected in stockholders' equity, noncontrolling interests, and comprehensive income, net of applicable income taxes. Debt securities, for which there is positive intent and ability to hold to maturity, are classified as held-to-maturity and are recorded at amortized cost. Amortization of discount or premium is recorded under the interest method and is included in interest income. Certain investment securities, including those held by consolidated investment vehicles ("CIVs"), are classified as trading securities. These investments are recorded at fair value and unrealized gains and losses are included in current period earnings. Realized gains and losses for all investments are included in current period earnings.

Equity and fixed income securities classified as trading or available-for-sale are valued using closing market prices for listed instruments or broker or dealer price quotations, when available. Fixed income securities may also be valued using valuation models and estimates based on spreads to actively traded benchmark debt instruments with readily available market prices.

Legg Mason evaluates its non-trading investment securities for "other-than-temporary" impairment. Impairment may exist when the fair value of an investment security has been below the adjusted cost for an extended period of time. If an "other-than-temporary" impairment is determined to exist, the amount of impairment that relates to credit losses is recognized as a charge to income. As of March 31, 2012, 2011 and 2010, the amount of temporary unrealized losses for investment securities not recognized in income was not material.

For investments in illiquid or privately-held securities for which market prices or quotations may not be readily available, including certain investments held by CIVs, management estimates the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry.

In addition to the financial instruments described above and the derivative instruments and CLO loans, bonds and debt, described below, other financial instruments that are carried at fair value or amounts that approximate fair value include Cash and cash equivalents and Short-term borrowings. The fair value of Long-term debt at March 31, 2012 and 2011, was $1,214,245 and $1,322,960, respectively. These fair values were estimated using cash flow analysis discounted at current market rates and are classified as Level 2 in the fair value hierarchy described below.

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

Legg Mason has not designated any financial instruments for hedge accounting, as defined in the accounting literature, during the periods presented. The gains or losses on derivative instruments not designated for hedge accounting are included as Other income (expense) or Other non-operating income (expense) in the Consolidated Statements of Income, with the exception of gains and losses on derivative instruments of CIVs, which are recorded as Other non-operating income (expense) of consolidated investment vehicles, net, in the Consolidated Statements of Income.

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

The objective of fair value accounting measurements is to reflect, at the date of the financial statements, how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) under current market conditions. Specifically, it requires the use of judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. This accounting guidance also relates to other-than-temporary impairments and is intended to bring greater consistency to the timing of impairment recognition. It is also intended to provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The guidance also requires timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

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

Level 2 — Financial instruments for which: prices are quoted for similar assets and liabilities in active markets; prices are quoted for identical or similar assets in inactive markets; or prices are based on observable inputs, other than quoted prices, such as models or other valuation methodologies. For Legg Mason, this category may include repurchase agreements, fixed income securities, and certain proprietary fund products. This category also includes CLO loans and liabilities of a CIV, and previously included certain derivative assets and liabilities of CIVs.

Level 3 — Financial instruments for which values are based on unobservable inputs, including those for which there is little or no market activity. This category includes investments in partnerships, limited liability companies, and private equity funds. This category may also include certain proprietary fund products with redemption restrictions and CLO debt of a CIV.

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

Exchange traded options are valued using the last sale price or in the absence of a sale, the last offering price. Options traded over the counter are valued using dealer supplied valuations. Options are classified as Level 1. Futures contracts are valued at the last settlement price at the end of each day on the exchange upon which they are traded and are classified as Level 1. Index and single name credit default swaps and interest rate swaps previously held were valued based on valuations furnished by pricing services and classified as Level 2.

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

Appropriated Retained Earnings
Upon the adoption of revised consolidation guidance as of April 1, 2010, and the related election of the fair value option for eligible assets and liabilities of the CLO described above, Legg Mason recorded a cumulative effect adjustment to Appropriated retained earnings of consolidated investment vehicles on the Consolidated Balance Sheets equal to the difference between the fair values of the CLO's assets and liabilities. This difference is recorded as "Appropriated retained earnings" because the investors in the CLO, not Legg Mason shareholders, will ultimately realize any benefits or losses associated with the CLO. Beginning April 1, 2010, changes in the fair values of the CLO assets and liabilities are recorded as Net income (loss) attributable to noncontrolling interests in the Consolidated Statements of Income and Appropriated retained earnings of consolidated investment vehicle in the Consolidated Balance Sheets.

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

Intangible Assets and Goodwill
Legg Mason's intangible assets consist principally of asset management contracts, contracts to manage proprietary funds and trade names resulting from acquisitions. Intangible assets are amortized over their estimated useful lives, using the straight-line method, unless the asset is determined to have an indefinite useful life. Asset management contracts are amortizable intangible assets that are capitalized at acquisition and amortized over the expected life of the contract. The value of contracts to manage assets in proprietary funds and the value of trade names are classified as indefinite-life intangible assets. The assignment of indefinite lives to proprietary fund contracts is based upon the assumption that there is no foreseeable limit on the contract period to manage proprietary funds due to the likelihood of continued renewal at little or no cost. The assignment of indefinite lives to trade names is based on the assumption that they are expected to generate cash flows indefinitely.

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Indefinite-life intangible assets and goodwill are not amortized for book purposes. Given the relative significance of intangible assets and goodwill to the Company's consolidated financial statements, on a quarterly basis Legg Mason considers if triggering events have occurred that may indicate that the fair values have declined below their respective carrying amounts. Triggering events may include significant adverse changes in the Company's business, legal or regulatory environment, loss of key personnel, significant business dispositions, or other events. If a triggering event has occurred, the Company will perform tests, which include critical reviews of all significant assumptions, to determine if any intangible assets or goodwill are impaired. At a minimum, the Company performs these tests annually at December 31, for indefinite-life intangible assets and goodwill, considering factors such as projected cash flows and revenue multiples, to determine whether the value of the assets is impaired and the indefinite-life assumptions are appropriate. If an asset is impaired, the difference between the value of the asset reflected on the financial statements and its current fair value is recognized as an expense in the period in which the impairment is determined. The fair values of intangible assets subject to amortization are reviewed at each reporting period using an undiscounted cash flow analysis. For intangible assets with indefinite lives, fair value is determined based on anticipated discounted cash flows. Goodwill is evaluated at the reporting unit level, and is potentially impaired if the carrying amount of the reporting unit exceeds its implied fair value. In estimating the fair value of the reporting unit, Legg Mason uses valuation techniques principally based on discounted cash flows similar to models employed in analyzing the purchase price of an acquisition target. Goodwill is deemed to be recoverable at the reporting unit level, which is also the operating segment level that Legg Mason defines as the Global Asset Management segment. This results from the fact that the chief operating decision maker, Legg Mason's Chief Executive Officer, regularly receives discrete financial information at the consolidated Global Asset Management business level and does not regularly receive discrete financial information, such as operating results, at any lower level, such as the asset management affiliate level. Prior to fiscal 2012, Legg Mason's reporting units were its Americas and International divisions. Allocations of goodwill for management restructures, acquisitions and dispositions are based on relative fair values of the respective businesses restructured, added to or sold from the divisions.

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

Investment Advisory Fees
Legg Mason earns investment advisory fees on assets in separately managed accounts, investment funds, and other products managed for Legg Mason's clients. These fees are primarily based on predetermined percentages of the market value of the assets under management ("AUM"), are recognized over the period in which services are performed and may be billed in advance of the period earned based on AUM at the beginning of the billing period in accordance with the related advisory contracts. Revenue associated with advance billings is deferred and included in Other (current) liabilities in the Consolidated Balance Sheets and is recognized over the period earned. Performance fees may be earned on certain investment advisory contracts for exceeding performance benchmarks on a relative or absolute basis, depending on the product, and are recognized at the end of the performance measurement period. Accordingly, neither advanced billings nor performance fees are subject to reversal.

Legg Mason has responsibility for the valuation of AUM, substantially all of which is based on observable market data from independent pricing services, fund accounting agents, custodians or brokers.

Distribution and Service Fees Revenue and Expense
Distribution and service fees represent fees earned from funds to reimburse the distributor for the costs of marketing and selling fund shares and servicing proprietary funds and are generally determined as a percentage of client assets. Reported amounts also include fees earned from providing client or shareholder servicing, including record keeping or administrative services to proprietary funds. Distribution fees earned on company-sponsored investment funds are reported as revenue. When Legg Mason enters into arrangements with broker-dealers or other third parties to sell or market proprietary fund shares, distribution and servicing expense is accrued for the amounts owed to third parties, including finders' fees and referral fees paid to unaffiliated broker-dealers or introducing parties. Distribution and servicing expense also includes payments to third parties for certain shareholder administrative services and sub-advisory fees paid to unaffiliated asset managers.

Deferred Sales Commissions
Commissions paid to financial intermediaries in connection with sales of certain classes of company-sponsored mutual funds are capitalized as deferred sales commissions. The asset is amortized over periods not exceeding six years, which represent the periods during which commissions are generally recovered from distribution and service fee revenues and from contingent deferred sales charges ("CDSC") received from shareholders of those funds upon redemption of their shares. CDSC receipts are recorded as distribution and service fee revenue when received and a reduction of the unamortized balance of deferred sales commissions, with a corresponding expense.

Management periodically tests the deferred sales commission asset for impairment by reviewing the changes in value of the related shares, the relevant market conditions and other events and circumstances that may indicate an impairment in value has occurred. If these factors indicate an impairment in value, management compares the carrying value to the estimated undiscounted cash flows expected to be generated by the asset over its remaining life. If management determines that the deferred sales commission asset is not fully recoverable, the asset will be deemed impaired and a loss will be recorded in the amount by which the recorded amount of the asset exceeds its estimated fair value. For the years ended March 31, 2012, 2011 and 2010, no impairment charges were recorded. Deferred sales commissions, included in Other non-current assets in the Consolidated Balance Sheets, were $9,510 and $11,339 at March 31, 2012 and 2011, respectively.

Income Taxes
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred income tax assets are subject to a valuation allowance if, in management's opinion, it is more likely than not that these benefits will not be realized. Legg Mason's deferred income taxes principally relate to net operating loss and other carryforward benefits, business combinations, amortization and accrued compensation.

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

Stock‑Based Compensation
Legg Mason's stock-based compensation includes stock options, employee stock purchase plans, restricted stock awards, market-based performance shares payable in common stock and deferred compensation payable in stock. Under its stock compensation plans, Legg Mason issues equity awards to directors, officers, and other key employees.

In accordance with the applicable accounting guidance, compensation expense includes costs for all non-vested share-based awards at their grant date fair value amortized over the respective vesting periods on the straight-line method. Legg Mason determines the fair value of stock options using the Black-Scholes option-pricing model, with the exception of market-based performance grants, which would be valued with a Monte Carlo option-pricing model. See Note 12 for additional information regarding stock‑based compensation.

Earnings Per Share
Basic earnings per share attributable to Legg Mason, Inc. common shareholders ("EPS") is calculated by dividing Net income attributable to Legg Mason, Inc. by the weighted-average number of shares outstanding. The calculation of weighted-average shares includes common shares, shares exchangeable into common stock and certain unvested share-based payment awards that are considered participating securities because they contain nonforfeitable rights to dividends. Diluted EPS is similar to basic EPS, but adjusts for the effect of potential common shares unless they are antidilutive. See Note 13 for additional discussion of EPS.

Restructuring Costs
In May 2010, Legg Mason's management committed to a plan to streamline its business model as further described in Note 16. The streamlining initiative was complete as of March 31, 2012. The costs associated with this initiative primarily related to employee termination benefits, incentives to retain employees during the transition period, charges for consolidating leased office space, and contract termination costs. Termination benefits, including severance, and retention incentives were recorded as Transition-related compensation in the Consolidated Statements of Income. These compensation items required employees to provide future service and were therefore expensed ratably over the required service period. Contract termination and other costs were expensed when incurred.

Noncontrolling interests
Noncontrolling interests related to CIVs are classified as redeemable noncontrolling interests if investors in these funds may request withdrawals at any time. Redeemable noncontrolling interests as of and for the years ended March 31, 2012, 2011 and 2010, were as follows:

	2012	2011	2010
Balance, beginning of period	$36,712	$29,577	$31,020
Net income attributable to redeemable noncontrolling interests	8,915	5,584	6,623
Net (redemptions/distributions paid to)/subscriptions received from noncontrolling interest holders	(21,596)	1,551	(8,066)
Balance, end of period	$24,031	$36,712	$29,577

Other Recent Accounting Developments
The following relevant accounting pronouncements were recently issued.

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

In September 2011, the FASB updated the guidance on the annual goodwill test for impairment. The update permits companies to assess qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the currently required quantitative fair value assessment. This update will be effective for Legg Mason in fiscal 2013, and is not expected to have a material effect on its recorded goodwill.

2. ACQUISITIONS
Effective November 1, 2005, Legg Mason acquired 80% of the outstanding equity of Permal Group, Ltd. ("Permal") Permal, a leading global funds-of-hedge funds manager. Concurrent with the acquisition, Permal completed a reorganization in which the residual 20% of outstanding equity was converted to preference shares, with Legg Mason owning 100% of the outstanding voting common stock of Permal. During fiscal 2010, Legg Mason paid an aggregate of $170,804 in cash to acquire the remaining 62.5% of the outstanding preference shares. The Company also elected to purchase, for $9,000, the rights of the sellers of the preference shares to receive an earnout payment of up to $149,200 in two years. As a result of this transaction, there will be no further payments for the Permal acquisition. In addition, during fiscal 2010, Legg Mason paid $7,524 in dividends on the preference shares. All payments for preference shares, including dividends, were recognized as additional goodwill.
3. INVESTMENTS AND FAIR VALUES OF ASSETS AND LIABILITIES
The disclosures below include details of Legg Mason's assets and liabilities that are measured at fair value, excluding the assets and liabilities of CIVs. See Note 18, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the assets and liabilities of CIVs that are measured at fair value.

Legg Mason has investments in debt and equity securities that are generally classified as available-for-sale and trading as described in Note 1. Investments as of March 31, 2012 and 2011, are as follows:

	2012	2011
Investment securities:
Current investments	$412,119	$400,510
Available-for-sale	11,913	11,300
Other(1)	112	270
Total	$424,144	$412,080

(1)	Includes investments in private equity securities that do not have readily determinable fair values.

The net unrealized and realized (loss) gain for investment securities classified as trading was $(6,063), $28,355 and $125,395 for fiscal 2012, 2011 and 2010, respectively.

Legg Mason's available-for-sale investments consist of mortgage backed securities, U.S. government and agency securities and equity securities. Gross unrealized gains (losses) for investments classified as available-for-sale were $551 and $(184), respectively, as of March 31, 2012, and $157 and $(186), respectively, as of March 31, 2011.

Legg Mason uses the specific identification method to determine the cost of a security sold and the amount reclassified from accumulated other comprehensive income into earnings. The proceeds and gross realized gains and losses from sales and maturities of available-for-sale investments are as follows:

	Years Ended March 31,
	2012	2011	2010
Available-for-sale:
Proceeds	$6,197	$4,012	$1,279
Gross realized gains	6	7	1
Gross realized losses	(25)	(19)	(4)

Legg Mason had no investments classified as held-to-maturity as of March 31, 2012 and 2011.

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Value as of March 31, 2012
Assets:
Cash equivalents(1):
Money market funds	$893,738	$—	$—	$893,738
Time deposits	—	88,289	—	88,289
Total cash equivalents	893,738	88,289	—	982,027
Investment securities:
Trading investments relating to long-term incentive compensation plans(2)	111,257	—	—	111,257
Trading proprietary fund products and other investments(3)	143,002	79,583	—	222,585
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments(4)(5)	11,565	54,934	11,778	78,277
Total current investments	265,824	134,517	11,778	412,119
Available-for-sale investment securities	2,091	9,810	12	11,913
Investments in partnerships, LLCs and other	851	5,351	28,763	34,965
Equity method investments in partnerships and LLCs(4)	1,415	1,348	166,438	169,201
Derivative assets:
Currency and market hedges	84	—	—	84
Other investments	—	—	112	112
	$1,164,003	$239,315	$207,103	$1,610,421
Liabilities:
Derivative liabilities:
Currency and market hedges	$(886)	$—	$—	$(886)

Substantially all of the above financial instruments where valuation methods rely on other than observable market inputs as a significant input utilize either the equity method, the cost method or NAV practical expedient, such that measurement uncertainty has little relevance.

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

(3)
Trading proprietary fund products and other investments primarily represent mutual funds that are invested approximately 52% and 48% in equity and debt securities as of March 31, 2012, respectively, and were invested approximately 60% and 40% in equity and debt securities as of March 31, 2011, respectively.

(4)
Substantially all of Legg Mason's equity method investments are investment companies which record their underlying investments at fair value.  Fair value is measured using Legg Mason's share of the investee's underlying net income or loss, which is predominately representative of fair value adjustments in the investments held by the equity method investee.

(5)
Includes investments under the equity method (which approximates fair value) relating to long-term incentive compensation plans of $54,934 and $48,528 as of March 31, 2012 and March 31, 2011, respectively, and proprietary fund products and other investments of $23,343 and $27,812 as of March 31, 2012 and March 31, 2011, respectively, which are classified as Investment securities on the Consolidated Balance Sheets.

In accordance with new accounting guidance adopted during fiscal 2012, the changes in financial assets measured at fair value using significant unobservable inputs (Level 3) for the period from March 31, 2011 to March 31, 2012, are now presented on a gross basis in the table below:

	Value as of March 31, 2011	Purchases	Sales	Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of March 31, 2012
Assets:
Trading proprietary fund products and other investments	$11,378	$—	$(11,906)	$—	$—	$528	$—
Equity method investments in proprietary fund products	12,167	—	—	—	—	(389)	11,778
Investments in partnerships, LLCs and other	22,167	6,932	—	(578)	—	242	28,763
Equity method investments in partnerships and LLCs	153,931	25,883	(6,387)	(14,168)	—	7,179	166,438
Other investments	282	—	—	(159)	—	1	124
	$199,925	$32,815	$(18,293)	$(14,905)	$—	$7,561	$207,103

	Value as of March 31, 2010	Purchases, sales, issuances and settlements, net	Transfers	Realized and unrealized gains/(losses), net	Value as of March 31, 2011
Assets:
Trading proprietary fund products and other investments	$22,459	$(13,429)	$350	$1,998	$11,378
Equity method investments in proprietary fund products	12,090	—	—	77	12,167
Investments in partnerships, LLCs and other	23,049	831	—	(1,713)	22,167
Equity method investments in partnerships and LLCs	98,968	29,335	—	25,628	153,931
Other investments	1,464	(4,065)	—	2,883	282
	$158,030	$12,672	$350	$28,873	$199,925

Realized and unrealized gains and losses recorded for Level 3 investments are included in Other income (expense) on the Consolidated Statements of Income. The change in unrealized gains relating to Level 3 assets and liabilities still held at the reporting date was $5,495 and $11,472, for the years ended March 31, 2012 and 2011, respectively.

There were no significant transfers between Levels 1 and 2 during the years ended March 31, 2012 and 2011.

As a practical expedient, Legg Mason relies on the net asset value of certain investments as their fair value.  The net asset values that have been provided by the investees have been derived from the fair values of the underlying investments as of the reporting date.  The following table summarizes, as of March 31, 2012, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized.

Category of Investment	Investment Strategy	Fair Value Determined Using NAV		Unfunded Commitments	Remaining Term
Funds-of-hedge funds	Global, fixed income, macro, long/short equity, natural resources, systematic, emerging market, European hedge	$51,251	(1)	n/a	n/a
Hedge funds	Fixed income - developed market, event driven, fixed income - hedge, relative value arbitrage, European hedge	25,460	(2)	$20,000	n/a
Private equity funds	Long/short equity	27,927	(2)	5,906	Up to 8 years
Private fund	Fixed income, residential and commercial mortgage-backed securities	89,323	(2) (3)	n/a	6 years, subject to two one-year extensions
Other	Various	2,450	(2)	n/a	Various (4)
Total		$196,411		$25,906
n/a-not applicable
(1)    63% monthly redemption; 37% quarterly redemption, of which 36% is subject to two-year lock-up.
(2)    Liquidations are expected over the remaining term.
(3)    Redemptions prohibited until November 2012.
(4)    4% remaining term of less than one year; 96% 20-year remaining term.

There are no current plans to sell any of these investments.

4. FIXED ASSETS
The following table reflects the components of fixed assets as of March 31:

	2012	2011
Equipment	$155,173	$200,696
Software	205,760	224,026
Leasehold improvements	242,566	280,277
Total cost	603,499	704,999
Less: accumulated depreciation and amortization	(364,088)	(418,294)
Fixed assets, net	$239,411	$286,705

Depreciation and amortization expense related to fixed assets was $74,221, $79,835 and $91,309 for fiscal 2012, 2011 and 2010, respectively. The decrease in the total cost of fixed assets was substantially due to disposals in conjunction with the business streamlining initiative. See additional information regarding Legg Mason's business streamlining initiative in Note 16.

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

The following table reflects the components of intangible assets as of March 31:

	2012	2011
Amortizable asset management contracts
Cost	$206,411	$208,454
Accumulated amortization	(172,974)	(155,136)
Net	33,437	53,318
Indefinite–life intangible assets
Fund management contracts	3,753,629	3,753,657
Trade names	69,800	69,800
	3,823,429	3,823,457
Intangible assets, net	$3,856,866	$3,876,775

As of March 31, 2012, management contracts are being amortized over a weighted-average life of 2.9 years.

Estimated amortization expense for each of the next five fiscal years is as follows:

2013	$14,018
2014	11,835
2015	2,920
2016	2,663
2017	2,001
Thereafter	—
Total	$33,437

The change in indefinite-life intangible assets is attributable to the impact of foreign currency translation. Legg Mason completed its most recent annual impairment tests of indefinite-life intangible assets as of December 31, 2011, and determined that there was no impairment in the value of these assets during fiscal 2012. Legg Mason also determined that no triggering events occurred as of March 31, 2012, that would require further impairment testing. Specific to the $2,502,000 of indefinite-life domestic mutual fund contracts acquired in the Citigroup Asset Management ("CAM") acquisition principally managed by ClearBridge Advisors LLC and Western Asset Management Company, as of Legg Mason's most recent annual impairment test, its assessed fair value exceeded its carrying value by 5%. Given the current uncertainty regarding future market conditions, should market performance, flows, or related AUM levels decrease in the near term such that cash flow projections deviate from current projections, it is reasonably possible that the asset could be deemed to be impaired by a material amount.

The change in the carrying value of goodwill is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value
Balance as of March 31, 2010	$2,477,196	$(1,161,900)	$1,315,296
Impact of excess tax basis amortization	(22,735)	—	(22,735)
Other, including changes in foreign exchange rates	19,091	—	19,091
Balance as of March 31, 2011	2,473,552	(1,161,900)	1,311,652
Impact of excess tax basis amortization	(21,694)	—	(21,694)
Other, including changes in foreign exchange rates	(14,913)	—	(14,913)
Balance as of March 31, 2012	$2,436,945	$(1,161,900)	$1,275,045

Legg Mason completed its most recent annual impairment test of goodwill as of December 31, 2011, and determined that there was no impairment in the value of these assets during fiscal 2012. Legg Mason also determined that no triggering events occurred as of March 31, 2012, that would require further impairment testing.

Legg Mason also recognizes the tax benefit of the amortization of excess tax basis related to the CAM acquisition. In accordance with accounting guidance for income taxes, the tax benefit is recorded as a reduction of goodwill and deferred tax liabilities as the benefit is realized.

6. SHORT-TERM BORROWINGS
Legg Mason maintains a revolving credit facility, which expires in February 2013, with a maximum amount available of $500,000, subject to the covenant discussed in Note 7. As of both March 31, 2012 and 2011, the revolving credit facility rate was LIBOR plus 262.5 basis points and the effective interest rate was 2.9%. The facility rate may change in the future based on changes in Legg Mason's credit ratings or LIBOR rates. As of both March 31, 2012 and 2011, there was $250,000 outstanding under this facility.
This facility has standard financial covenants, including a maximum net debt to EBITDA ratio of 2.5 to 1 and minimum EBITDA to interest ratio of 4.0 to 1. As of March 31, 2012, Legg Mason's net debt to EBITDA ratio was 1.1 to 1 and EBITDA to interest expense ratio was 13.8 to 1. Legg Mason has maintained compliance with the applicable covenants but if it is determined that compliance with these covenants becomes under pressure, a number of actions may be taken, including reducing expenses to increase EBITDA, using available cash to repay all or a portion of the $250,000 outstanding debt subject to these covenants or seeking to negotiate with lenders to modify the terms or to restructure the debt.
See Note 20 for subsequent borrowing of remaining $250,000 available under the revolving credit facility in May 2012.
A subsidiary of Legg Mason maintains a credit line for general operating purposes. The maximum amount that may be borrowed on this credit line is $15,000, subject to the covenant discussed in Note 7. There were no borrowings outstanding under this facility as of March 31, 2012 and 2011.
7. LONG-TERM DEBT
The disclosures below include details of Legg Mason’s debt, excluding the debt of CIVs.  See Note 18, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the debt of CIVs.

The accreted value of long-term debt consists of the following:

	2012			2011
	Current Accreted Value	Unamortized Discount	Maturity Amount	Accreted Value
2.5% convertible senior notes	$1,127,009	$122,991	$1,250,000	$1,087,932
5.6% senior notes from Equity Units	—	—	—	103,039
Other term loans	9,883	—	9,883	10,897
Subtotal	1,136,892	122,991	1,259,883	1,201,868
Less: current portion	1,278	—	1,278	792
Total	$1,135,614	$122,991	$1,258,605	$1,201,076

2.5% Convertible Senior Notes and Related Hedge Transactions
On January 14, 2008, Legg Mason sold $1,250,000 of 2.5% convertible senior notes (the “Notes”). The Notes bear interest at 2.5%, payable semi-annually in cash. Legg Mason is accreting the carrying value to the principal amount at maturity using an imputed interest rate of 6.5% (the effective borrowing rate for nonconvertible debt at the time of issuance) over its expected life of seven years, resulting in additional interest expense for fiscal 2012, 2011 and 2010, of $39,077, $36,688, and $34,445 respectively. The Notes are convertible, if certain conditions are met, at an initial conversion rate of 11.3636 shares of Legg Mason common stock per one thousand dollar principal amount of Notes (equivalent to a conversion price of approximately $88 per share), or a maximum of 14,205 shares, subject to adjustment. Unconverted notes mature at par in January 2015. Upon conversion of a one thousand dollar principal amount note, the holder will receive cash in an amount equal to one thousand dollars or, if less, the conversion value of the note. If the conversion value exceeds the principal amount of the Note at conversion, Legg Mason will also deliver, at its election, cash or common stock or a combination of cash and common stock for the conversion value in excess of one thousand dollars. The amount by which the Notes’ if-converted value exceeds the accreted value as of March 31, 2012 (representing a potential loss), is approximately $77,353 using a current interest rate of 4.00%. The agreement governing the issuance of the Notes contains certain covenants for the benefit of the initial purchaser of the Notes, including that no additional debt may be incurred if Legg Mason's gross debt to EBITDA ratio (as defined in the documents) exceeds 2.5 to 1. These covenants may result in the Notes becoming immediately due and payable if the covenants are not met. The leverage covenant was waived to accommodate the Equity Units issuance in May 2008. This waiver expired in June 2011. Legg Mason has maintained compliance with the applicable covenants. As of March 31, 2012, our leverage ratio was 2.7 to 1, thus the covenant prohibits Legg Mason from borrowing additional amounts as of that date.

In connection with the sale of the Notes, on January 14, 2008, Legg Mason entered into convertible note hedge transactions with respect to its common stock (the “Purchased Call Options”) with financial institution counterparties (“Hedge Providers”). The Purchased Call Options are exercisable solely in connection with any conversions of the Notes in the event that the market value per share of Legg Mason common stock at the time of exercise is greater than the exercise price of the Purchased Call Options, which is equal to the $88 conversion price of the Notes, subject to adjustment. Simultaneously, in separate transactions Legg Mason also sold to the Hedge Providers warrants to purchase, in the aggregate and subject to adjustment, 14,205 shares of common stock on a net share-settled basis at an exercise price of $107.46 per share of common stock. The Purchased Call Options and warrants are not part of the terms of the Notes and will not affect the holders' rights under the Notes. These hedging transactions had a net cost of approximately $83,000, which was paid from the proceeds of the Notes and recorded as a reduction of additional paid-in capital.
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
5.6% Senior Notes from Equity Units
In May 2008, Legg Mason issued 23,000 Equity Units for $1,150,000, of which approximately $50,000 was used to pay issuance costs. Each unit consisted of a 5% interest in one thousand dollar principal amount of 5.6% senior notes due June 30, 2021, and a detachable contract to purchase a varying number of shares of Legg Mason's common stock for $50 by June 30, 2011. The notes and purchase contracts were separate and distinct instruments, but their terms were structured to simulate a conversion of debt to equity and potentially remarketed debt approximately three years after issuance. The holders' obligations to purchase shares of Legg Mason's common stock were collateralized by their pledge of the notes or other prescribed collateral. In connection with the issuance of the Equity Units, Legg Mason incurred issuance costs of $36,200, of which $27,600 was allocated to the equity component of the Equity Units and recorded as a reduction of Additional paid-in capital. The notes were considered to be mandatorily convertible. For their commitment to purchase shares of Legg Mason's common stock, holders also received quarterly payments, referred to as Contract Adjustment Payments (“CAP”), at a fixed annual rate of 1.4% of the commitment amount over the three-year contract term. Upon issuance of the Equity Units, Legg Mason recognized a liability of approximately $45,800 for the fair value of its obligation (based upon discounted cash flows) to pay unitholders a quarterly contract adjustment payment. This amount also represented the fair value of Legg Mason's commitment under the contract to issue shares of common stock in the future at designated prices, and was recorded as a reduction to Additional paid-in capital. The CAP obligation liability was accreted over the approximate three-year contract term by charges to Interest expense based on a constant rate calculation. Subsequent contract adjustment payments reduced the CAP obligation liability, which as of March 31, 2011, was $168, and was included in Other liabilities on the Consolidated Balance Sheets. Due to the retirement of the remaining Equity Units discussed below, there was no CAP obligation liability as of March 31, 2012.

Each purchase contract obligated Legg Mason to sell a number of newly issued shares of common stock that was based on a settlement rate determined by Legg Mason's stock price at the purchase date. The settlement rate adjusted with the price of Legg Mason stock in a way intended to maintain the original investment value when Legg Mason's common stock was priced between $56.30 and $67.56 per share. The settlement rate was 0.7401 shares of Legg Mason common stock, subject to adjustment, for each Equity Unit if the market value of Legg Mason common stock was at or above $67.56. The settlement rate was 0.8881 shares of Legg Mason common stock, subject to adjustment, for each Equity Unit if the market value of Legg Mason common stock was at or below $56.30. If the market value of Legg Mason common stock was between $56.30 and $67.56, the settlement rate was the number of shares of Legg Mason common stock equal to $50 divided by the market value.

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

The $103,039 of outstanding debt on the remaining 5.6% senior notes was retired on June 30, 2011, as part of a remarketing. Concurrently, Legg Mason issued 1,830 shares of Legg Mason common stock upon the exercise of the purchase contracts from the Equity Units.

Other Term Loans
In fiscal 2006, a subsidiary of Legg Mason entered into a $12,803 term loan agreement to finance an aircraft. The loan bears interest at 5.9%, is secured by the aircraft, and has a maturity date of January 1, 2016. The outstanding balance at March 31, 2012 and 2011, was $8,568, and $9,363, respectively.

As of March 31, 2012, the aggregate maturities of long-term debt, based on their contractual terms, are as follows:

2013	$1,278
2014	1,332
2015	1,251,386
2016	5,887
2017	—
Thereafter	—
Total	$1,259,883

See Note 20 for subsequent issuance of $650,000 of 5.5% senior notes and repurchase of all $1,250,000 of the Notes in May 2012.

8. INCOME TAXES
The components of income before income tax provision are as follows:

	2012	2011	2010
Domestic	$257,866	$230,334	$207,210
Foreign	45,217	134,863	122,446
Total	$303,083	$365,197	$329,656

The components of income tax expense are as follows:

	2012	2011	2010
Federal	$54,179	$75,290	$78,224
Foreign	(7,850)	18,788	14,066
State and local	25,723	25,356	26,386
Total income tax provision	$72,052	$119,434	$118,676
Current	$22,860	$39,162	$4,729
Deferred	49,192	80,272	113,947
Total income tax provision	$72,052	$119,434	$118,676
Legg Mason received approximately $580,000 in tax refunds during the June 2009 quarter, primarily attributable to the utilization of $1,600,000 of realized losses incurred in fiscal 2009 on the sale of securities issued by structured investment vehicles. Federal legislation, enacted in November 2009 to temporarily extend the net operating loss carryback period from two to five years enabled Legg Mason to utilize an additional $1,300,000 of net operating loss deductions and, as a result, an additional $459,000 in tax refunds was received in January 2010.

A reconciliation of the difference between the effective income tax rate and the statutory federal income tax rate is as follows:

	2012	2011	2010
Tax provision at statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit(1)	5.4	4.9	2.5
Effect of foreign tax rates(1)	(1.8)	(5.4)	(3.5)
Effect of loss on Australian restructuring	(6.0)	—	—
Changes in U.K. tax rates on deferred tax assets and liabilities	(6.0)	(2.5)	—
Net (income) loss attributable to noncontrolling interests	(1.1)	0.8	—
Other, net	(1.7)	(0.1)	2.0
Effective income tax rate	23.8%	32.7%	36.0%

(1)
State income taxes include changes in valuation allowances, net of the impact on deferred tax assets of changes in state apportionment factors and planning strategies. The effect of foreign tax rates also includes changes in valuation allowances.

During the quarter ended September 30, 2010, the U.K. Finance (No. 2) Act 2010 was enacted, which reduced the main U.K. corporate tax rate from 28% to 27%. In July 2011, The U.K. Finance Act 2011 (the "Act") was enacted. The Act further reduced the main U.K. corporate tax rate from 27% to 26% effective April 1, 2011, and from 26% to 25% effective April 1, 2012. The reductions in the U.K. corporate tax rate resulted in tax benefits of $18,268 and $8,878, recognized in fiscal 2012 and 2011, respectively, as a result of the revaluation of deferred tax assets and liabilities at the new rates. In addition, during the year ended March 31, 2012, Legg Mason recorded $18,254 of tax benefits related to a restructuring of our Australian business.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Balance Sheets. These temporary differences result in taxable or deductible amounts in future years. A summary of Legg Mason's deferred tax assets and liabilities are as follows:

	2012	2011
DEFERRED TAX ASSETS
Accrued compensation and benefits	$125,797	$129,320
Accrued expenses	62,410	46,650
Operating loss carryforwards	397,013	375,703
Capital loss carryforwards	46,244	44,475
Convertible debt obligations	4,951	4,609
Foreign tax credit carryforward	59,871	45,119
Federal benefit of uncertain tax positions	17,602	17,451
Mutual fund launch costs	14,476	102
Net unrealized losses from investments	5,327	2,590
Other	18,119	6,844
Deferred tax assets	751,810	672,863
Valuation allowance	(102,722)	(94,541)
Deferred tax assets after valuation allowance	$649,088	$578,322

	2012	2011
DEFERRED TAX LIABILITIES
Basis differences, principally for intangible assets and goodwill	$196,611	$229,879
Depreciation and amortization	431,280	295,699
Other	3,667	4,369
Deferred tax liabilities	631,558	529,947
Net deferred tax asset	$17,530	$48,375

Certain tax benefits associated with Legg Mason's employee stock plans are recorded directly in Stockholders' Equity. No tax benefit was recorded to equity in fiscal 2012, 2011 or 2010, due to the net operating loss position of the Company. As of March 31, 2012, an additional $6,700 of net operating loss will be recognized as an increase in Stockholders' Equity when ultimately realized.

In connection with the completion and filing of its fiscal 2010 federal tax return in December 2010, Legg Mason recorded a net additional tax benefit of approximately $36,000 in fiscal 2011 with respect to the Equity Unit extinguishment that occurred in fiscal 2010. The tax benefit increased Additional paid-in capital in a manner consistent with the fiscal 2010 allocation of the extinguishment payment.

Legg Mason has various loss carryforwards that may provide future tax benefits. Related valuation allowances are established in accordance with accounting guidance for income taxes, if it is management's opinion that it is more likely than not that these benefits will not be realized. Substantially all of Legg Mason's deferred tax assets relate to U.S. and U.K. taxing jurisdictions. As of March 31, 2012, U.S. federal deferred tax assets aggregated $717,552, realization of which is expected to require approximately $4,120,000 of future U.S. earnings, approximately $169,000 of which must be in the form of foreign source income. Based on estimates of future taxable income, using assumptions consistent with those used in Legg Mason's goodwill impairment testing, it is more likely than not that current federal tax benefits relating to net operating losses are realizable and no valuation allowance is necessary at this time. With respect to those resulting from foreign tax credits, it is more likely than not that tax benefits relating to $10,370 of foreign tax credits will not be realized and a valuation allowance of $3,411 was established in fiscal 2012. While tax planning may enhance Legg Mason's tax positions, the realization of these current tax benefits is not dependent on any significant tax strategies. As of March 31, 2012, U.S. state deferred tax assets aggregated $236,675. Due to limitations on net operating loss and capital loss carryforwards and, taking into consideration certain state tax planning strategies, a valuation allowance was established for the state capital loss and net operating loss benefits in certain jurisdictions. An additional valuation allowance of $12,076 was recorded for fiscal 2012. Due to the uncertainty of future state apportionment factors and future effective state tax rates, the value of state net operating loss benefits ultimately realized may vary. A net release of $7,306 in fiscal 2012 of the full valuation allowance on foreign deferred tax assets related to various jurisdictions, primarily the U.K. and Japan. To the extent the analysis of the realization of deferred tax assets relies on deferred tax liabilities, Legg Mason has considered the timing, nature and jurisdiction of reversals, as well as, future increases relating to the tax amortization of goodwill and indefinite-life intangible assets.

The following deferred tax assets and valuation allowances relating to carryforwards have been recorded at March 31, 2012 and 2011, respectively.

	2012	2011	Expires Beginning after Fiscal Year
Deferred tax assets
U.S. federal net operating losses	$219,984	$203,971	2029
U.S. federal capital losses	74	74	2015
U.S. federal foreign tax credits	59,871	45,119	2015
U.S. state net operating losses (1,2)	151,772	143,542	2015
U.S. state capital losses	39,046	36,675	2015
Non-U.S. net operating losses	25,257	28,190	2011
Non-U.S. capital losses	7,124	7,726	n/a
Total deferred tax assets for carryforwards	$503,128	$465,297
Valuation allowances
U.S. federal capital losses	$74	74
U.S. federal foreign tax credits	6,542	3,131
U.S. state net operating losses	23,911	14,206
U.S. state capital losses	39,046	36,675
Non-U.S. net operating losses	22,956	28,190
Non-U.S. capital losses	7,124	7,726
Valuation allowances for carryforwards	99,653	90,002
Non-U.S. other deferred assets	3,069	4,539
Total valuation allowances	$102,722	$94,541

(1)	Substantially all of the U.S. state net operating losses carryforward through fiscal 2029.

(2)
Due to potential for change in the factors relating to apportionment of income to various states, the Company's effective state tax rates are subject to fluctuation which will impact the value of the Company's deferred tax assets, including net operating losses, and could have a material impact on the future effective tax rate of the Company.

Legg Mason had total gross unrecognized tax benefits of approximately $90,831, $77,653 and $51,027 as of March 31, 2012, 2011 and 2010, respectively. Of these totals, approximately $62,400, $53,500 and $40,600, respectively, (net of the federal benefit for state tax liabilities) are the amounts of unrecognized benefits which, if recognized, would favorably impact future income tax provisions and effective tax rates.
A reconciliation of the beginning and ending amount of unrecognized gross tax benefits for the years ended March 31, 2012, 2011 and 2010, is as follows:

	2012	2011	2010
Balance, beginning of year	$77,653	$51,027	$43,662
Additions based on tax positions related to the current year	9,822	1,361	2,830
Additions for tax positions of prior years	10,668	34,959	12,664
Reductions for tax positions of prior years	(3,575)	(6,107)	(5,846)
Decreases related to settlements with taxing authorities	(3,185)	(2,667)	(515)
Expiration of statute of limitations	(552)	(920)	(1,768)
Balance, end of year	$90,831	$77,653	$51,027

Although management cannot predict with any degree of certainty the timing of ultimate resolution of matters under review by various taxing jurisdictions, it is reasonably possible that the Company's gross unrecognized tax benefits balance may change within the next twelve months by up to $20,500 as a result of the expiration of statutes of limitation and the completion of tax authorities' exams.

The Company accrues interest related to unrecognized tax benefits in interest expense and recognizes penalties in other operating expense. During the years ended March 31, 2012, 2011 and 2010, the Company recognized approximately $1,300, $3,000, and $2,200, respectively, which was substantially all interest. At March 31, 2012, 2011 and 2010, Legg Mason had approximately $10,000, $9,000, and $6,000, respectively, accrued for interest and penalties on tax contingencies in the Consolidated Balance Sheets.

Legg Mason is under examination by the Internal Revenue Service and other tax authorities in various states. The following tax years remain open to income tax examination for each of the more significant jurisdictions where Legg Mason is subject to income taxes: after fiscal 2005 for U.S. federal; after fiscal 2005 for the United Kingdom; after fiscal 2003 for the state of California; after fiscal 2005 for the state of New York; and after fiscal 2008 for the states of Connecticut, Maryland and Massachusetts. The Company does not anticipate making any significant cash payments with the settlement of these audits in excess of amounts that have been reserved.

In a prior year, Legg Mason initiated plans to repatriate accumulated earnings of approximately $225,000, of which approximately $100,000 has been repatriated as of March 31, 2012. Legg Mason currently intends to repatriate $100,000 to $150,000 of foreign earnings to create foreign source income in order to utilize foreign tax credits that may otherwise expire unutilized. No further repatriation of accumulated prior period foreign earnings beyond the above range is currently planned, however, Legg Mason may repatriate future earnings.

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

9. COMMITMENTS AND CONTINGENCIES
Legg Mason leases office facilities and equipment under non-cancelable operating leases, and also has multi-year agreements for certain services. These leases and service agreements expire on varying dates through fiscal 2026. Certain leases provide for renewal options and contain escalation clauses providing for increased rentals based upon maintenance, utility and tax increases.

As of March 31, 2012, the minimum annual aggregate rentals under operating leases and service agreements are as follows:

2013	$148,202
2014	118,146
2015	107,880
2016	96,379
2017	87,710
Thereafter	489,268
Total	$1,047,585

The minimum rental commitments shown above have not been reduced by $148,775 for minimum sublease rentals to be received in the future under non-cancelable subleases, of which approximately 51% is due from one counterparty.  If a sub-tenant defaults on a sublease, Legg Mason may incur operating charges to reflect expected future sublease rentals at reduced amounts, as a result of the current commercial real estate market.

The above minimum rental commitments include $931,703 in real estate and equipment leases and $115,882 in service and maintenance agreements.

Included in the table above is $37,858 in commitments related to space that has been vacated, but for which subleases are being pursued. A lease liability was adjusted in fiscal 2012 and 2011, to reflect the present value of the excess existing lease obligations over the estimated sublease income and related costs. The lease liability takes into consideration various assumptions, including the amount of time it will take to secure a sublease agreement and prevailing rental rates in the applicable real estate markets. These, and other related costs incurred during fiscal 2012 and 2011, primarily related to Legg Mason's business streamlining initiative, aggregated $13,375 and $2,587, respectively.

The following table reflects rental expense under all operating leases and servicing agreements.

	2012	2011	2010
Rental expense	$140,285	$137,072	$137,771
Less: sublease income	14,310	10,848	8,573
Net rent expense	$125,975	$126,224	$129,198

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

As of March 31, 2012 and 2011, Legg Mason had commitments to invest approximately $36,653 and $23,381, respectively, in limited partnerships that make private investments. These commitments are expected to be funded as required through the end of the respective investment periods ranging through fiscal 2018.

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

In a transaction with Citigroup in December 2005, Legg Mason transferred to Citigroup the subsidiaries that constituted its Private Client/Capital Markets ("PC/CM") businesses, thus transferring the entities that would have primary liability for most of the customer complaint, litigation and regulatory liabilities and proceedings arising from those businesses. However, as part of that transaction, Legg Mason agreed to indemnify Citigroup for most customer complaint, litigation and regulatory liabilities of Legg Mason's former PC/CM businesses that result from pre-closing events. While the ultimate resolution of these matters cannot be currently determined based on current information, after consultation with legal counsel, management believes that any accrual or range of reasonably possible losses as of March 31, 2012 and 2011 is not material. Similarly, although Citigroup transferred to Legg Mason the entities that would be primarily liable for most customer complaint, litigation and regulatory liabilities and proceedings of the CAM business, Citigroup has agreed to indemnify Legg Mason for most customer complaint, litigation and regulatory liabilities of the CAM business that result from pre-closing events.

The ultimate resolution of other matters cannot be currently determined. In the opinion of management and after consultation with legal counsel, due to the preliminary nature of certain of these matters, Legg Mason is currently unable to estimate the amount or range of potential losses from these matters, and Legg Mason's financial condition, results of operations and cash flows could be materially affected during a period in which a matter is ultimately resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period-to-period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution or insurance reimbursement.

One of Legg Mason's asset management subsidiaries was named as the defendant in a lawsuit filed by a former institutional client in late August 2011. The complaint alleges breach of contract and breach of fiduciary duty arising from investments in the former client's account allegedly being inconsistent with the account's objectives, and seeks damages in excess of $90,000. Legg Mason believes that the claims are without merit and intends to defend the matter vigorously. During the third quarter of fiscal year 2012, the subsidiary filed a motion to dismiss, which has not yet been ruled upon by the court. Discovery in the case is ongoing, and a pretrial conference is currently scheduled for April 2013. Because of the preliminary status of the matter, Legg Mason cannot estimate the possible loss or range of loss from this matter, if any. In addition, although Legg Mason believes that this matter would likely be covered by insurance policies that may substantially mitigate the amount of any eventual loss, as is not unusual with litigation at this point in the process, there can be no assurance that the action will not have a material effect on Legg Mason's financial position, results of operations or cash flows.

As of March 31, 2012 and 2011, Legg Mason's liability for losses and contingencies was $200 and $500, respectively. During fiscal 2012, 2011 and 2010, Legg Mason recorded litigation related charges of approximately $1,000, $2,500, and $21,200, respectively. The charge in fiscal 2010 primarily represents a $19,000 accrual for an affiliate investor settlement, which was settled during fiscal 2011. During fiscal 2012, 2011 and 2010, the liability was reduced for settlement payments of approximately $1,300, $23,500, and $1,500, respectively.

10. EMPLOYEE BENEFITS
Legg Mason, through its subsidiaries, maintains various defined contribution plans covering substantially all employees. Through its primary plan, Legg Mason can make two types of discretionary contributions. One is a profit sharing contribution to eligible Plan participants based on a percentage of qualified compensation and the other is a 50% match of employee 401(k) contributions up to 6% of employee compensation with a maximum of five thousand dollars per year. Profit sharing and matching contributions amounted to $22,336 and $22,739 in fiscal 2012 and 2011, respectively. In addition, employees can make voluntary contributions under certain plans.
11. CAPITAL STOCK
At March 31, 2012, the authorized numbers of common and preferred shares were 500,000 and 4,000, respectively. At March 31, 2012 and 2011, there were 19,275 and 14,557 shares of common stock, respectively, reserved for issuance under Legg Mason's equity plans. As of March 31, 2010, 1,099 common shares were reserved for exchangeable shares issued in connection with the acquisition of Legg Mason Canada Inc. Exchangeable shares were exchangeable at any time by the holder on a one-for-one basis into shares of Legg Mason's common stock and were included in basic shares outstanding. In May 2010, all outstanding exchangeable shares were converted into shares of Legg Mason common stock.

On May 10, 2010, Legg Mason announced that its Board of Directors replaced its existing stock buyback authority with the authority to purchase up to $1 billion worth of Legg Mason common stock. There is no expiration date attached to this authorization. During fiscal 2012, Legg Mason purchased and retired 13,597 shares of its common stock for $400,266 through open market purchases. During fiscal 2011, Legg Mason purchased and retired 14,552 shares of its common stock for $445,465 through accelerated share repurchase ("ASR") agreements and open market purchases. The remaining balance of the authorized stock buyback is $154,938.

As discussed in Note 7, in May 2008, Legg Mason issued $1,150,000 of Equity Units, each unit consisting of a 5% interest in one thousand dollar principal amount of senior notes due June 30, 2021, and a purchase contract committing the holder to purchase shares of Legg Mason's common stock by June 30, 2011. During fiscal 2010, Legg Mason issued approximately 18,596 shares through the Equity Unit tender offer in exchange for 91% of the outstanding Equity Units. During fiscal 2012, Legg Mason issued 1,830 shares of Legg Mason common stock upon the exercise of the purchase contracts from the remaining Equity Units and the senior notes from the Equity Units were retired in a remarketing. As also discussed in Note 7, in January 2008, Legg Mason issued $1,250,000 of 2.5% contingent convertible senior notes, which, if certain conditions are met, could result in the issuance of a maximum of approximately 14,205 shares of Legg Mason common stock, subject to adjustment.

Changes in common stock and shares exchangeable into common stock for the three years ended March 31, 2012, 2011 and 2010, are as follows:

	Years Ended March 31,
	2012	2011	2010
COMMON STOCK
Beginning balance	150,219	161,439	141,853
Shares issued for:
Stock option exercises and other stock-based compensation	172	638	72
Deferred compensation trust	68	75	133
Deferred compensation	1,182	1,520	662
Exchangeable shares	—	1,099	123
Shares repurchased and retired	(13,597)	(14,552)	—
Equity Units exchange	1,830	—	18,596
Ending balance	139,874	150,219	161,439
SHARES EXCHANGEABLE INTO COMMON STOCK
Beginning balance	—	1,099	1,222
Exchanges	—	(1,099)	(123)
Ending balance	—	—	1,099

Dividends declared per share were $0.32, $0.20, and $0.12 for fiscal 2012, 2011 and 2010, respectively. Dividends declared but not paid at March 31, 2012, 2011 and 2010, were $11,493, $8,990, and $4,844, respectively, and are included in Other current liabilities.
12.  STOCK-BASED COMPENSATION
Legg Mason's stock-based compensation includes stock options, employee stock purchase plans, restricted stock awards and units, performance shares payable in common stock, and deferred compensation payable in stock. Effective July 26, 2011, the number of shares authorized to be issued under Legg Mason's active equity incentive stock plan was increased by 6,500 to 41,500. Shares available for issuance as of March 31, 2012, were 13,134. Options under Legg Mason’s employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in equal increments over four to five years and expire within eight to ten years from the date of grant.

Compensation expense relating to stock options for the years ended March 31, 2012, 2011 and 2010, was $14,076, $19,926 and $17,281 respectively. The related income tax benefit for the years ended March 31, 2012, 2011 and 2010, was $5,539, $7,718 and $6,221, respectively.

Stock option transactions under Legg Mason's equity incentive plans during the years ended March 31, 2012, 2011 and 2010, respectively, are summarized below:

	Number of shares	Weighted-average exercise price per share
Options outstanding at March 31, 2009	5,554	$64.09
Granted	1,457	26.82
Exercised	(72)	25.40
Canceled/forfeited	(885)	49.24
Options outstanding at March 31, 2010	6,054	57.75
Granted	729	33.12
Exercised	(634)	21.85
Canceled/forfeited	(730)	48.94
Options outstanding at March 31, 2011	5,419	59.82
Granted	810	33.99
Exercised	(117)	25.32
Canceled/forfeited	(488)	48.80
Options outstanding at March 31, 2012	5,624	$57.78
The total intrinsic value of options exercised during the years ended March 31, 2012, 2011 and 2010, was $398, $6,977, and $229, respectively. At March 31, 2012, the aggregate intrinsic value of options outstanding was $1,715.
The following information summarizes Legg Mason's stock options outstanding at March 31, 2012:

Exercise Price Range	Option Shares Outstanding	Weighted‑Average Exercise Price Per Share	Weighted‑Average Remaining Life (in years)
$ 12.65 - $ 25.00	86	$14.82	4.4
25.01 - 35.00	3,284	31.61	5.6
35.01 - 94.00	304	55.65	0.6
94.01 - 100.00	550	95.19	2.3
100.01 - 134.97	1,400	107.56	2.2
	5,624

At March 31, 2012, 2011 and 2010, options were exercisable on 3,334, 2,860, and 2,810 shares, respectively, and the weighted-average exercise prices were $73.60, $77.20, and $73.57, respectively. Stock options exercisable at March 31, 2012, have a weighted-average remaining contractual life of 2.9 years.  At March 31, 2012, the aggregate intrinsic value of options exercisable was $934.

The following information summarizes Legg Mason's stock options exercisable at March 31, 2012:

Exercise Price Range	Option Shares Exercisable	Weighted‑Average Exercise Price Per Share
$ 12.65 - $ 25.00	51	$14.73
25.01 - 35.00	1,134	31.13
35.01 - 94.00	304	55.65
94.01 - 100.00	550	95.19
100.01 - 134.97	1,295	108.11
	3,334

The following information summarizes unvested stock options under Legg Mason's equity incentive plans for the year ended March 31, 2012:

	Number of Shares	Weighted‑Average Grant Date Fair Value
Shares unvested at March 31, 2011	2,559	$15.89
Granted	810	13.13
Vested (1)	(961)	17.84
Canceled/forfeited	(118)	14.78
Shares unvested at March 31, 2012	2,290	$14.00

(1)	Stock options granted prior to fiscal 2011 vest in July each year; beginning in fiscal 2011, stock options granted vest in May each year.
Unamortized compensation cost related to unvested options at March 31, 2012, was $22,843 and is expected to be recognized over a weighted-average period of 1.7 years.
Cash received from exercises of stock options under Legg Mason's equity incentive plans was $2,851, $12,094, and $1,829 for the years ended March 31, 2012, 2011 and 2010, respectively. The tax benefit expected to be realized for the tax deductions from these option exercises totaled $47, $2,645, and $73 for the years ended March 31, 2012, 2011, and 2010, respectively.
The weighted-average fair value of stock options granted in fiscal 2012, 2011 and 2010, using the Black‑Scholes option pricing model, was $13.13, $14.32, and $12.09 per share, respectively.
The following weighted-average assumptions were used in the model for grants in fiscal 2012, 2011 and 2010:

	2012	2011	2010
Expected dividend yield	1.39%	1.39%	1.45%
Risk-free interest rate	1.95%	2.37%	2.86%
Expected volatility	47.16%	52.64%	55.26%
Expected lives (in years)	5.12	5.18	5.17

Legg Mason uses an equally weighted combination of both implied and historical volatility to measure expected volatility for calculating Black-Scholes option values.

Legg Mason has a qualified Employee Stock Purchase Plan covering substantially all U.S. employees. Shares of common stock are purchased in the open market on behalf of participating employees, subject to a 4,500 total share limit under the plan. Purchases are made through payroll deductions and Legg Mason provides a 10% contribution towards purchases, which is charged to earnings. During the fiscal years ended March 31, 2012, 2011 and 2010, approximately 107, 102, and 147 shares, respectively, have been purchased in the open market on behalf of participating employees. In fiscal 2012, 2011 and 2010, Legg Mason recognized $267, $286, and $313, respectively, in compensation expense related to the stock purchase plan.

On January 28, 2008, the Compensation Committee of Legg Mason approved grants to senior officers of 120 market‑based performance shares, of which 100 remain outstanding, that upon vesting, subject to certain conditions, are distributed as shares of common stock. The grants will vest ratably on January 28 of each of the five years following the grant date, upon attaining the service criteria and the stock price hurdles beginning at $77.97 in year one and ending at $114.15 in year five.
The weighted‑average fair value per share for these awards of $11.81 was estimated as of the grant date using a grant price of $70.88, and a Monte Carlo option‑pricing model with the following assumptions:

Expected dividend yield	1.33%
Risk-free interest rate	3.30%
Expected volatility	36.02%

Restricted stock and restricted stock unit transactions during the years ended March 31, 2012, 2011 and 2010, respectively, are summarized below:

	Number of shares	Weighted-average grant date value
Unvested shares at March 31, 2009	1,341	$51.26
Granted	786	22.35
Vested	(467)	58.83
Canceled/forfeited	(55)	53.37
Unvested shares at March 31, 2010	1,605	34.80
Granted	1,867	33.02
Vested	(617)	38.62
Canceled/forfeited	(218)	30.42
Unvested shares at March 31, 2011	2,637	33.01
Granted	1,370	33.48
Vested	(1,075)	31.49
Canceled/forfeited	(59)	32.68
Unvested shares at March 31, 2012	2,873	$33.83

The restricted stock and restricted stock unit awards were non-cash transactions. In fiscal 2012, 2011 and 2010, Legg Mason recognized $32,826, $35,770, and $27,233, respectively, in compensation expense and related tax benefits of $12,705, $13,854, and $9,804, respectively, for restricted stock and restricted stock unit awards. Unamortized compensation cost related to unvested restricted stock and restricted stock unit awards for 2,873 shares not yet recognized at March 31, 2012, was $63,196 and is expected to be recognized over a weighted-average period of 1.7 years.

Legg Mason also has an equity plan for non-employee directors. Under the equity plan, directors may elect to receive shares of stock or restricted stock units. Prior to a July 19, 2007 amendment to the Plan, directors could also elect to receive stock options. Options granted under the old plan are immediately exercisable at a price equal to the market value of the shares on the date of grant and have a term of not more than ten years. In fiscal 2012, 2011 and 2010, Legg Mason recognized expense of $1,375, $1,425, and $1,575, respectively, for awards under this plan. Shares, options, and restricted stock units issuable under the equity plan are limited to 625 shares in aggregate, of which 276 shares were issued under the plan as of March 31, 2012. At March 31, 2012, non-employee directors held 184 stock options, which are included in the outstanding options presented in the table above. As of March 31, 2012, non-employee directors held 74 restricted stock units, which vest on the grant date and are, therefore, not included in the unvested shares of restricted stock and restricted stock units in the table above. During the year ended March 31, 2012, non-employee directors did not exercise any stock options and no restricted stock units were distributed. There were 12 restricted stock units and 31 shares of common stock granted during fiscal 2012. There were 36 stock options and no restricted stock units canceled or forfeited during fiscal 2012.

During fiscal 2012, Legg Mason established a long-term incentive plan (the "LTIP") under its equity incentive plan, which provides an additional element of compensation that is based on performance. Under the LTIP, executive officers were granted cash value performance units in the June 2011 quarter that will vest at the end of a three year period based upon Legg Mason's cumulative adjusted earnings per share over the period. Awards granted under the LTIP may be settled in cash and/or shares of Legg Mason common stock, at the discretion of Legg Mason. The estimated amount of the award, if any, would be expensed over the vesting period based on a probability assessment of the expected outcome under the LTIP provisions.

Deferred compensation payable in shares of Legg Mason common stock has been granted to certain employees in an elective plan. The vesting in the plan is immediate and the plan provides for discounts of up to 10% on contributions and dividends. There are 5,792 additional shares reserved for future issuance under the plan. In fiscal 2012, 2011 and 2010, Legg Mason recognized $191, $263, and $176, respectively, in compensation expense related to this plan. During fiscal 2012, 2011 and 2010, Legg Mason issued 68, 77, and 128 shares, respectively, under the plan with a weighted‑average fair value per share at the grant date of $27.05, $28.38, and $22.53, respectively.
Legg Mason has issued shares in connection with certain deferred compensation plans that are held in rabbi trusts. Assets of rabbi trusts are consolidated with those of the employer, and the value of the employer's stock held in the rabbi trusts is classified in stockholders' equity and accounted for in a manner similar to treasury stock. Therefore, the shares Legg Mason has issued to its rabbi trusts and the corresponding liability related to the deferred compensation plans are presented as components of stockholders' equity as Employee stock trust and Deferred compensation employee stock trust, respectively. Shares held by the trusts at March 31, 2012, 2011 and 2010, were 690, 706 and 653, respectively.
As part of the Company's streamlining initiative, as further discussed in Note 16, the employment of certain recipients of stock option and restricted stock awards has been terminated. The termination benefits extended to these employees included accelerated vesting of any portion of their equity incentive awards that would not have vested by January 1, 2012, under the original terms of the awards. During fiscal 2011, the portion of the awards subject to accelerated vesting was revalued and was expensed over the new vesting period, the impact of which is included above. Also in connection with the restructuring initiative, the departure of an executive officer in December 2010, resulted in the accelerated vesting of a portion of certain equity incentive awards, the impact of which is also included above.

13. EARNINGS PER SHARE
Basic EPS is calculated by dividing Net income attributable to Legg Mason, Inc. by the weighted-average number of shares outstanding. The calculation of weighted-average shares includes common shares, shares exchangeable into common stock and unvested restricted shares deemed to be participating securities. Diluted EPS is similar to basic EPS, but adjusts for the effect of potentially issuable common shares, except when inclusion is antidilutive.

During fiscal 2012, Legg Mason purchased and retired 13,597 shares of its common stock for $400,266, through open market purchases. During fiscal 2011, Legg Mason purchased and retired 14,552 shares of its common stock for $445,465, through ASR agreements and open market purchases. These repurchases reduced weighted-average shares outstanding by 9,716 and 9,088 shares for the years ended March 31, 2012 and 2011, respectively.

In June 2011, Legg Mason issued 1,830 shares of common stock upon the exercise of purchase contracts on the remaining Equity Units. Of these shares, 1,380 shares are included in weighted-average shares outstanding for the year ended March 31, 2012.

In August 2009, Legg Mason issued 18,596 shares of common stock through the Equity Units tender offer. Of these shares, 11,565 shares are included in the weighted-average shares outstanding for the year ended March 31, 2010.

The following table presents the computations of basic and diluted EPS:

	Years ended March 31
	2012	2011	2010
Weighted-average basic shares outstanding	143,292	155,321	153,715
Potential common shares:
Employee stock options	57	163	56
Shares related to deferred compensation	—	—	455
Shares issuable upon payment of contingent consideration	—	—	1,136
Weighted-average diluted shares	143,349	155,484	155,362
Net income	$231,031	$245,763	$210,980
Less: Net income (loss) attributable to noncontrolling interests	10,214	(8,160)	6,623
Net income attributable to Legg Mason, Inc.	$220,817	$253,923	$204,357
Net income per Share attributable to Legg Mason, Inc. common shareholders
Basic	$1.54	$1.63	$1.33
Diluted	$1.54	$1.63	$1.32

The diluted EPS calculations for the years ended March 31, 2012, 2011 and 2010, exclude any potential common shares issuable under the convertible 2.5% senior notes, and for the years ended March 31, 2011 and 2010, exclude any potential common shares issuable under the convertible Equity Units, because the market price of Legg Mason common stock had not exceeded the price at which conversion under either instrument would be dilutive using the treasury stock method.

Options to purchase 5,239, 5,204, and 5,130 shares for the fiscal years ended March 31, 2012, 2011 and 2010, respectively, were not included in the computation of diluted earnings per share because the presumed proceeds from exercising such options, including related income tax benefits, exceed the average price of the common shares for the fiscal year and therefore the options are deemed antidilutive. Also at March 31, 2012, 2011 and 2010, warrants issued in connection with the convertible note hedge transactions described in Note 7 are excluded from the calculation of diluted earnings per share because the effect would be antidilutive.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income includes cumulative foreign currency translation adjustments and net of tax, gains and losses on investment securities. The change in the accumulated translation adjustments for fiscal 2012 and 2011, primarily resulted from the impact of changes in the Brazilian real, the Polish zloty, the Australian dollar, the Japanese yen, the British pound, and the Singapore dollar in relation to the U.S. dollar on the net assets of Legg Mason's subsidiaries in Brazil, Poland, Australia, Japan, the United Kingdom, and Singapore, for which the real, the zloty, the Australian dollar, the yen, the pound, and the Singapore dollar are the functional currencies, respectively.
A summary of Legg Mason's accumulated other comprehensive income as of March 31, 2012 and 2011, is as follows:

	2012	2011
Foreign currency translation adjustment	$71,204	$93,302
Unrealized gains on investment securities, net of tax provision of $179 and $39, respectively	268	59
Total	$71,472	$93,361

15. DERIVATIVES AND HEDGING
The disclosures below detail Legg Mason’s derivatives and hedging excluding the derivatives and hedging of CIVs. See Note 18, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the derivatives and hedging of CIVs.

Legg Mason uses currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, euro, Canadian dollar, Japanese yen, Singapore dollar, Brazilian real, British pound, and Australian dollar. In the Consolidated Balance Sheets, Legg Mason nets the fair value of certain foreign currency forwards executed with the same counterparty where Legg Mason has both the legal right and intent to settle the contracts on a net basis.

Legg Mason also uses market hedges on certain seed capital investments by entering into futures contracts to sell index funds that benchmark the hedged seed capital investments. Open futures contracts required cash collateral of $1,919 and $7,099 as of March 31, 2012 and 2011, respectively.

The following table presents the fair values as of March 31, 2012 and 2011, of derivative instruments not designated for accounting purposes as hedging instruments, classified as Other assets and Other liabilities:

	2012		2011
	Assets	Liabilities	Assets	Liabilities
Currency forward contracts	$38	$685	$1,112	$1,633
Futures contracts	46	201	57	1,487
Total	$84	$886	$1,169	$3,120

The following table presents gains (losses) recognized on derivative instruments for the years ended March 31, 2012 and 2011:

		2012		2011
	Income Statement Classification	Gains	Losses	Gains	Losses
Currency forward contracts for:
Operating activities	Other expense	$5,604	$(3,159)	$4,943	$(6,094)
Seed capital investments	Other non-operating income (expense)	431	(351)	123	(355)
Futures contracts	Other non-operating income (expense)	5,684	(4,560)	1,652	(7,146)
Total		$11,719	$(8,070)	$6,718	$(13,595)

16. RESTRUCTURING
In May 2010, Legg Mason announced a plan to streamline its business model to drive increased profitability and growth that primarily involved transitioning certain shared services to its investment affiliates which are closer to actual client relationships.  This plan involved headcount reductions in operations, technology, and other administrative areas, which were partially offset by headcount increases at the affiliates, and enabled Legg Mason to eliminate a portion of its corporate office space that was primarily dedicated to operations and technology employees.  The initiative was complete as of March 31, 2012.

This initiative involved transition-related costs, primarily comprised of charges for employee termination benefits and retention incentives during the transition period, recorded in Transition-related compensation in the Consolidated Statements of Income.  The transition-related costs also involved other costs, including charges for consolidating leased office space, early contract terminations, asset disposals, and professional fees, recorded in the appropriate operating expense classifications.  Total transition-related costs were $127,500 through March 31, 2012. Charges for transition-related costs were $73,066 and $54,434 for the years ended March 31, 2012 and 2011, respectively, which primarily represent costs for severance and retention incentives.

The table below presents a summary of changes in the transition-related liability from the initiation of the restructuring plan through March 31, 2012, including non-cash charges, such as asset write-offs and stock-based compensation expense, and cumulative charges incurred to date:

	Severance and retention incentives	Other		Total
Balance as of March 31, 2010	$—	$—		$—
Accrued charges	35,487	6,160		41,647
Payments	(12,276)	(325)		(12,601)
Balance as of March 31, 2011	23,211	5,835		29,046
Accrued charges	29,096	25,916	(1)	55,012
Payments	(51,140)	(16,121)		(67,261)
Balance as of March 31, 2012	$1,167	$15,630		$16,797

Non-cash charges (2)
Year ended March 31, 2011	$9,561	$3,226		$12,787
Year ended March 31, 2012	5,542	12,512		18,054
Total	$15,103	$15,738		$30,841

Cumulative charges incurred as of March 31, 2012	$79,686	$47,814		$127,500

(1)	Includes lease loss accruals of $17,983 for space permanently abandoned.

(2)
Includes stock-based compensation expense, fixed asset accelerated depreciation related to space permanently abandoned, and accelerated depreciation for internally-developed software that will no longer be utilized as a result of the initiative.

17. BUSINESS SEGMENT INFORMATION
Legg Mason is a global asset management company that provides investment management and related services to a wide array of clients. Due to a realignment of its executive management team, beginning in fiscal 2012, the previous separation of the Americas and International divisions has been eliminated and the company operates in one reportable business segment, Global Asset Management. Global Asset Management provides investment advisory services to institutional and individual clients and to company-sponsored investment funds. The primary sources of revenue in Global Asset Management are investment advisory, distribution and administrative fees, which typically are calculated as a percentage of the AUM and vary based upon factors such as the type of underlying investment product and the type of services that are provided. In addition, performance fees may be earned under certain investment advisory contracts for exceeding performance benchmarks.

Revenues by geographic location are primarily based on the geographic location of the advisor or the domicile of fund families managed by Legg Mason.

The table below reflects our revenues and long-lived assets by geographic region (in thousands) as of March 31:

	2012	2011	2010
OPERATING REVENUES
United States	$1,806,990	$1,919,680	$1,866,909
United Kingdom	448,863	512,313	478,510
Other International	406,721	352,324	289,460
Total	$2,662,574	$2,784,317	$2,634,879
INTANGIBLE ASSETS, NET AND GOODWILL
United States	$3,548,628	$3,565,019	$3,590,283
United Kingdom	1,108,297	1,136,386	1,139,065
Other International	474,986	487,022	488,170
Total	$5,131,911	$5,188,427	$5,217,518

18. VARIABLE INTEREST ENTITIES AND CONSOLIDATION OF INVESTMENT VEHICLES
Legg Mason is the investment manager for CDOs/CLOs that are considered VIEs under revised accounting guidance, since investors in these structures lack unilateral decision making authority. These investment vehicles were created for the sole purpose of issuing collateralized instruments that offer investors the opportunity for returns that vary with the risk level of their investment. Legg Mason's management fee structure for these investment vehicles typically includes a senior management fee, and may also include subordinated and incentive management fees. Legg Mason holds no equity interest in any of these investment vehicles and did not transfer or sell any assets to any of these investment vehicles. In accordance with the methodology described in Note 1 above, Legg Mason concluded that it had a variable interest in only two of these investment vehicles, which are CLOs, and is the primary beneficiary of one of the two CLOs, because although Legg Mason holds no equity interest in either of these investment vehicles, it had both the power to control and had a significant variable interest in one CLO because of its expected subordinated fees. As of March 31, 2012 and 2011, the balances related to this CLO were consolidated on the Company's consolidated financial statements. The collateral assets of this VIE are primarily comprised of investments in corporate loans, and to a lesser extent, bonds. The assets of the CLO cannot be used by Legg Mason and gains and losses related to these assets have no impact on Net Income Attributable to Legg Mason, Inc. The liabilities of this VIE are primarily comprised of debt and the CLO's debt holders have no recourse to the general credit or assets of Legg Mason.
In addition, Legg Mason was the primary beneficiary of one sponsored investment fund VIE, and also held a controlling financial interest in one sponsored investment fund VRE, both of which were consolidated as of March 31, 2012, 2011 and 2010. Effective December 31, 2011, a controlling financial interest of $20,814 in a second sponsored investment fund VRE, which was consolidated as of March 31, 2011, by Legg Mason, was redeemed. Accordingly, the fund was deconsolidated by Legg Mason and the fund's balance sheet amounts have been excluded from Legg Mason's consolidated balance sheet as of March 31, 2012, but income statement and cash flow amounts for the fund have been included in Legg Mason's consolidated income and cash flow statements for the year ended March 31, 2012. Legg Mason's investment in CIVs as of March 31, 2012 and 2011, was $38,919 and $53,708, respectively, which represents its maximum risk of loss, excluding uncollected advisory fees. The assets of these CIVs are primarily comprised of investment securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.

The following tables reflect the impact of CIVs on the Consolidated Balance Sheets as of March 31, 2012 and 2011, respectively, and the Consolidated Statements of Income for the years ended March 31, 2012, 2011 and 2010, respectively:

Consolidating Balance Sheets

	March 31, 2012				March 31, 2011
	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported
Current assets	$2,439,162	$58,040	$(39,408)	$2,457,794	$2,378,226	$122,963	$(54,633)	$2,446,556
Non-current assets	5,801,680	296,273	—	6,097,953	5,946,737	314,463	—	6,261,200
Total assets	$8,240,842	$354,313	$(39,408)	$8,555,747	$8,324,963	$437,426	$(54,633)	$8,707,756
Current liabilities	$971,804	$4,467	$(489)	$975,782	$914,803	$55,094	$(925)	$968,972
Long-term debt of CIVs	—	271,707	—	271,707	—	278,320	—	278,320
Other non-current liabilities	1,603,064	3,872	—	1,606,936	1,649,815	3,553	—	1,653,368
Total liabilities	2,574,868	280,046	(489)	2,854,425	2,564,618	336,967	(925)	2,900,660
Redeemable non-controlling interests	996	—	23,035	24,031	976	—	35,736	36,712
Total stockholders’ equity	5,664,978	74,267	(61,954)	5,677,291	5,759,369	100,459	(89,444)	5,770,384
Total liabilities and equity	$8,240,842	$354,313	$(39,408)	$8,555,747	$8,324,963	$437,426	$(54,633)	$8,707,756

Consolidating Statements of Income

	Fiscal Year Ended
	March 31, 2012
	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported
Total operating revenues	$2,665,668	$—	$(3,094)	$2,662,574
Total operating expenses	2,323,213	3,709	(3,101)	2,323,821
Operating income (loss)	342,455	(3,709)	7	338,753
Total other non-operating income (expense)	(49,236)	18,336	(4,770)	(35,670)
Income (loss) before income tax provision	293,219	14,627	(4,763)	303,083
Income tax provision	72,052	—	—	72,052
Net income (loss)	221,167	14,627	(4,763)	231,031
Less: Net income (loss) attributable to noncontrolling interests	350	—	9,864	10,214
Net income (loss) attributable to Legg Mason, Inc.	$220,817	$14,627	$(14,627)	$220,817

	Fiscal Year Ended
	March 31, 2011
	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported
Total operating revenues	$2,788,450	$—	$(4,133)	$2,784,317
Total operating expenses	2,396,938	4,704	(4,133)	2,397,509
Operating income (loss)	391,512	(4,704)	—	386,808
Total other non-operating income (expense)	(17,931)	1,704	(5,384)	(21,611)
Income (loss) before income tax provision	373,581	(3,000)	(5,384)	365,197
Income tax provision	119,434	—	—	119,434
Net income (loss)	254,147	(3,000)	(5,384)	245,763
Less: Net income (loss) attributable to noncontrolling interests	224	—	(8,384)	(8,160)
Net income (loss) attributable to Legg Mason, Inc.	$253,923	$(3,000)	$3,000	$253,923

	Fiscal Year Ended
	March 31, 2010
	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported
Total operating revenues	$2,637,658	$—	$(2,779)	$2,634,879
Total operating expenses	2,314,376	2,263	(2,943)	2,313,696
Operating income (loss)	323,282	(2,263)	164	321,183
Total other non-operating income (expense)	(47)	17,329	(8,809)	8,473
Income (loss) before income tax provision	323,235	15,066	(8,645)	329,656
Income tax provision	118,676	—	—	118,676
Net income (loss)	204,559	15,066	(8,645)	210,980
Less: Net income (loss) attributable to noncontrolling interests	202	—	6,421	6,623
Net income (loss) attributable to Legg Mason, Inc.	$204,357	$15,066	$(15,066)	$204,357

Other non-operating income (expense) includes interest income, interest expense and net gains (losses) on investments and long-term debt determined on an accrual basis.

The consolidation of CIVs has no impact on Net Income Attributable to Legg Mason, Inc.

The fair value of the financial assets and (liabilities) of CIVs were determined using the following categories of inputs (as defined in Note 1) as of March 31, 2012:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Value as of March 31, 2012
Assets:
Trading investments:
Hedge funds	$1,016	$6,443	$24,116	$31,575
Investments:
CLO loans	—	260,690	—	260,690
CLO bonds	—	9,092	—	9,092
Private equity funds	—	—	25,071	25,071
Total investments	—	269,782	25,071	294,853
	$1,016	$276,225	$49,187	$326,428

Liabilities:
CLO debt	$—	$—	$(271,707)	$(271,707)
Derivative liabilities	—	(3,872)	—	(3,872)
	$—	$(3,872)	$(271,707)	$(275,579)

Except for the CLO debt, substantially all of the above financial instruments where valuation methods rely on other than observable market inputs as a significant input utilize the NAV practical expedient, such that measurement uncertainty has little relevance. The following table provides a summary of qualitative information relating to the valuation of CLO debt.

Value as of March 31, 2012	Valuation technique	Unobservable input	Range (weighted average)
$(271,707)	Discounted cash flow	Discount rate	1.7%	-	24.5%	(3.8%)
		Default rate	2.5%	-	4.0%	(3.4%)
		Constant prepayment rate			15.0%

Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, both the constant rate of prepayment and default rate are driven by market conditions related to interest rates, credit ratings, and other factors. Each of the inputs noted could move independently depending on specific market conditions, making it possible for varying market conditions to drive changes in these inputs with a positive, negative, or zero correlation.

The fair value of the financial assets and (liabilities) of CIVs were determined using the following categories of inputs (as defined in Note 1) as of March 31, 2011:

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

In accordance with new accounting guidance adopted during fiscal 2012, the changes in assets and (liabilities) of CIVs measured at fair value using significant unobservable inputs (Level 3) for the year ended March 31, 2012 are now presented on a gross basis in the table below:

	Value as of March 31, 2011	Purchases	Sales	Transfers In	Transfers Out	Realized and unrealized gains/(losses), net	Value as of March 31, 2012
Assets:
Hedge funds	$34,272	$17,018	$(32,058)	$3,302	$(3,316)	$4,898	$24,116
Private equity funds	17,879	4,889	(762)	—	—	3,065	25,071
	$52,151	$21,907	$(32,820)	$3,302	$(3,316)	$7,963	$49,187
Liabilities:
CLO debt	$(278,320)	$—	$—	$—	$—	$6,613	$(271,707)
Total realized and unrealized gains (losses), net						$14,576

	Value as of March 31, 2010	Purchases, sales, issuances and settlements, net	Transfers (1)	Realized and unrealized gains/(losses), net	Value as of March 31, 2011
Assets:
Hedge funds	$12,374	$8,340	$5,862	$7,696	$34,272
Private equity funds	13,692	4,906	—	(719)	17,879
	$26,066	$13,246	$5,862	$6,977	$52,151
Liabilities:
CLO debt	$—	$—	$(249,668)	$(28,652)	$(278,320)
Total realized and unrealized gains (losses), net				$(21,675)

(1)	Transfers into Level 3 for the year ended March 31, 2011, primarily represent assets and liabilities recorded upon the initial consolidation of investment vehicles.

Realized and unrealized gains and losses recorded for Level 3 assets and liabilities of CIVs are included in Other non-operating income (expense) of CIVs on the Consolidated Statements of Income. Total unrealized gains (losses) for Level 3 investments and liabilities of CIVs relating only to those assets and liabilities still held at the reporting date were $7,297 and $(21,668) for the fiscal year ended March 31, 2012 and 2011, respectively.

There were no significant transfers between Levels 1 and 2 during either of the years ended March 31, 2012 or 2011.

The NAV values used as a practical expedient by CIVs have been provided by the investees and have been derived from the fair values of the underlying investments as of the reporting date. The following table summarizes, as of March 31, 2012, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized.

Category of Investment	Investment Strategy	Fair Value Determined Using NAV		Unfunded Commitments	Remaining Term
Hedge funds	Global, fixed income, macro, long/short equity, systematic, emerging market, U.S. and European hedge	$31,575	(1)	n/a	n/a
Private equity funds	Long/short equity	25,071	(2)	$7,444	7 years
Total		$56,646		$7,444
n/a – not applicable

(1)	5% daily redemption; 6% monthly redemption; 5% quarterly redemption; and 84% subject to three to five year lock-up or side pocket provisions.

(2)	Liquidations are expected over the remaining term.

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

The following table presents the fair value and unpaid principal balance of CLO loans, bonds and debt carried at fair value under the fair value option as of March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011
CLO loans and bonds
Unpaid principal balance	$277,156	$299,044
Unpaid principal balance in excess of fair value	(7,374)	(4,283)
Fair value	$269,782	$294,761

Unpaid principal balance of loans that are more than 90 days past due and also in nonaccrual status	$2,963	$4,963
Unpaid principal balance in excess of fair value for loans that are more than 90 days past due and also in nonaccrual status	(1,023)	(2,837)
Fair value of loans more than 90 days past due and in nonaccrual status	$1,940	$2,126

CLO debt
Principal amounts outstanding	$300,959	$300,959
Excess unpaid principal over fair value	(29,252)	(22,639)
Fair value	$271,707	$278,320

During the years ended March 31, 2012 and 2011, total net gains (losses) of $2,054 and $(14,686), respectively, were recognized in Other non-operating income of CIVs in the Consolidated Statements of Income related to assets and liabilities for which the fair value option was elected. For CLO loans and CLO debt measured at fair value, substantially all of the estimated gains and losses included in earnings for the fiscal year ended March 31, 2012, were attributable to instrument specific credit risk, as overall credit spreads widened and the general credit curve steepened.

The CLO debt bears interest at variable rates based on LIBOR plus a pre-defined spread, which ranges from 25 basis points to 400 basis points.  All outstanding debt matures on July 15, 2018.

Total derivative liabilities of CIVs of $3,872 as of March 31, 2012, and total derivative assets and liabilities of CIVs of $170 and $14,297, respectively, as of March 31, 2011, are primarily recorded in Other liabilities of CIVs.  Gains and (losses) of $54,603 and $(47,697), respectively, for the fiscal year ended March 31, 2012, related to derivative assets and liabilities of CIVs are included in Other non-operating income of CIVs.  Gains and (losses) of $15,364 and $(18,022), respectively, for the fiscal year ended March 31, 2011, related to derivative assets and liabilities of CIVs are included in Other non-operating income (expense) of CIVs. There is no risk to Legg Mason in relation to the derivative assets and liabilities of the CIVs in excess of its investment in the funds, if any.

As of March 31, 2012 and 2011, for VIEs in which Legg Mason holds a significant variable interest or is the sponsor and holds a variable interest, but for which it was not the primary beneficiary, Legg Mason's carrying value, the related VIE assets and liabilities and maximum risk of loss were as follows:

	As of March 31, 2012
	VIE Assets Not Consolidated	VIE Liabilities Not Consolidated	Equity Interests on the Consolidated Balance Sheet	Maximum Risk of Loss (1)
CLO	$390,861	$362,861	$—	$442
Public-Private Investment Program	674,520	3,213	282	282
Other sponsored investment funds	17,296,521	20,544	54,161	93,521
Total	$18,361,902	$386,618	$54,443	$94,245

	As of March 31, 2011
	VIE Assets Not Consolidated	VIE Liabilities Not Consolidated	Equity Interests on the Consolidated Balance Sheet	Maximum Risk of Loss (1)
CLO	$382,692	$354,692	$—	$196
Public-Private Investment Program	692,488	2,002	290	290
Other sponsored investment funds	20,241,752	16,771	83,480	121,899
Total	$21,316,932	$373,465	$83,770	$122,385

(1)	Includes equity investments the Company has made or is required to make and any earned but uncollected management fees.

The assets of these VIEs are primarily comprised of cash and cash equivalents and investment securities, and the liabilities are primarily comprised of debt and various expense accruals.

19. LIQUIDITY FUND SUPPORT
Due to stress in the liquidity markets in prior years, certain asset backed securities previously held by liquidity funds that a Legg Mason subsidiary manages were in default or had been restructured after a default. Although the company was not required to provide support to the funds, Legg Mason elected to do so to maintain the confidence of its clients, maintain its reputation in the marketplace, and in certain cases, support the AAA/Aaa credit ratings of funds. If clients were to lose confidence in the company, they could potentially withdraw funds in favor of investments offered by competitors, resulting in a reduction in Legg Mason's AUM and investment advisory and other fees.

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

20. SUBSEQUENT EVENTS
In May 2012, Legg Mason's board of directors approved a new capital plan that includes refinancing the Notes, as defined in Note 7 (the 2.5% convertible senior notes). The refinancing was effected through the issuance of $650,000 of 5.5% senior notes due May 2019, the net proceeds of which, together with cash on hand and $250,000 of borrowings under the existing revolving credit facility, were used to repurchase all $1,250,000 of the Notes. The terms of the repurchase include the repayment of the Notes at par plus accrued interest, a prepayment fee of $6,250, and the issuance of warrants (the "Warrants") to the holders of the Notes that replicate and extend the contingent conversion feature of the Notes. The Warrants provide for the purchase of 14,205 shares of Legg Mason's common stock at $88 per share, subject to customary anti-dilution adjustments, and will expire in July 2017. Extinguishment of the Notes results in an approximate $69,000 pre-tax non-operating charge, including approximately $8,000 of charges deferred from the initial issuance of the Notes. The hedge transactions (Purchased Call Options and warrants) executed in conjunction with the initial issuance of the Notes were also extinguished.

As part of the new capital plan, Legg Mason's board of directors has authorized $1,000,000 for additional purchases of Legg Mason common stock and the acceleration of the purchase of the remaining approximate $155,000 of Legg Mason common stock previously authorized into the first quarter of fiscal 2013. The new capital plan authorizes using up to 65% of cash generated from future operations, beginning with fiscal 2013, to purchase shares of Legg Mason common stock.

QUARTERLY FINANCIAL DATA
(Dollars in thousands, except per share amounts)
(Unaudited)

	Quarter Ended
Fiscal 2012(1)	Mar. 31	Dec. 31	Sept. 30	June 30
Operating Revenues	$648,591	$626,978	$669,897	$717,108
Operating Expenses	576,379	567,655	563,045	616,742
Operating Income	72,212	59,323	106,852	100,366
Other Non-Operating Income (Expense)	37,781	(11,575)	(51,075)	(10,801)
Income before Income Tax Provision (Benefit)	109,993	47,748	55,777	89,565
Income tax provision (benefit)	33,184	12,607	(1,606)	27,867
Net Income	76,809	35,141	57,383	61,698
Less: Net income attributable to noncontrolling interests	740	7,009	719	1,746
Net Income attributable to Legg Mason, Inc.	$76,069	$28,132	$56,664	$59,952
Net Income per Share attributable to Legg Mason, Inc. common shareholders:
Basic	$0.54	$0.20	$0.39	$0.40
Diluted	0.54	0.20	0.39	0.40
Cash dividend per share	0.08	0.08	0.08	0.08
Stock price range:
High	29.49	29.56	34.32	37.82
Low	23.75	22.61	24.11	30.86
Assets Under Management:
End of period	$643,318	$626,960	$611,794	$662,533
Average	634,916	622,004	643,296	670,761
(1)    Due to rounding of quarterly results, total amounts for fiscal year may differ immaterially from the annual results.

As of May 22, 2012, the closing price of Legg Mason's common stock was $24.39.

	Quarter Ended
Fiscal 2011(1)	Mar. 31	Dec. 31	Sept. 30	June 30
Operating Revenues	$713,430	$721,928	$674,794	$674,165
Operating Expenses	614,290	624,936	586,895	571,388
Operating Income	99,140	96,992	87,899	102,777
Other Non-Operating Income (Expense)	3,486	(9,836)	15,409	(30,670)
Income before Income Tax Provision	102,626	87,156	103,308	72,107
Income tax provision	31,858	33,792	26,720	27,064
Net Income	70,768	53,364	76,588	45,043
Less: Net income (loss) attributable to noncontrolling interests	1,731	(8,256)	1,253	(2,888)
Net Income attributable to Legg Mason, Inc.	$69,037	$61,620	$75,335	$47,931
Net Income per Share attributable to Legg Mason, Inc. common shareholders:
Basic	$0.45	$0.41	$0.50	$0.30
Diluted	0.45	0.41	0.50	0.30
Cash dividend per share	0.06	0.06	0.04	0.04
Stock price range:
High	37.29	37.72	31.04	34.83
Low	32.21	29.68	24.94	27.36
Assets Under Management:
End of period	$677,646	$671,799	$673,467	$645,362
Average	673,495	672,399	658,585	668,268
(1)    Due to rounding of quarterly results, total amounts for fiscal year may differ immaterially from the annual results.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
As of March 31, 2012, Legg Mason's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective on a reasonable assurance basis. There have been no changes in Legg Mason's internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information about our Directors required by this item will be contained under the caption “Election of Directors” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this item will be contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in that proxy statement. All of that information is incorporated herein by reference to the proxy statement. See Part I, Item 4A of This Report for information regarding certain of our executive officers. The process by which our stockholders may recommend nominees to our Board of Directors and any material changes to that process will be discussed in our definitive proxy statement for the 2012 Annual Meeting of Stockholders under the caption “Corporate Governance - Director Nomination Process.” That information is incorporated herein by reference to the proxy statement.
Our Board of Directors has an Audit Committee, a Compensation Committee, a Finance Committee, a Nominating & Corporate Governance Committee and a Risk Committee. Information about our Board of Directors' determination regarding the service of an audit committee financial expert on the Audit Committee of the Board of Directors and the name and independence of such expert will be contained under the caption “Election of Directors - Committees of the Board‑Board Meetings - Audit Committee” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement. Information about the identities of the members of the Audit Committee of the Board of Directors will be contained in the proxy statement under the heading “Election of Directors - Committees of the Board - Board Meetings - Audit Committee” and is also incorporated herein by reference.
We have adopted a corporate Code of Conduct that applies to all directors and employees of Legg Mason and its subsidiaries, including Legg Mason's Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Controller. This Code of Conduct is designed to deter wrongdoing and to, among other things, promote honest and ethical conduct; full, fair, accurate, timely and understandable disclosure; compliance with applicable governmental laws, rules and regulations; prompt internal reporting of violations of the Code; and accountability for adherence to the Code. The Code of Conduct is posted on our corporate website at http://www.leggmason.com under the “About Us - Corporate Governance” section. In addition, a copy of the Code of Conduct may be obtained, free of charge, upon written request to Corporate Secretary, Legg Mason, Inc., 100 International Drive, Baltimore, MD 21202. We will post any amendments or waivers to the Code of Conduct that are required to be disclosed by the rules of the SEC or the NYSE, on our corporate website at the foregoing address.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item will be contained under the captions “Election of Directors - Compensation of Directors,” "Election of Directors - Relationship of Compensation and Risk," “Executive Compensation,” “Compensation Committee Interlocks, Insider Participation and Certain Transactions” and “Compensation Committee Report” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders. All of that information is incorporated herein by reference to the proxy statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information about security ownership of management, directors, and certain beneficial owners required by this item will be contained under the caption “Security Ownership of Management and Principal Stockholders” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of March 31, 2012.

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted‑average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	6,664,646	(1)	$57.78	(2)	16,438,245	(3)(4)
Equity compensation plans not approved by stockholders	—		—		—
Total	6,664,646		$57.78		16,438,245
						(3)(4)

(1)
Includes 690,283 shares of Legg Mason Common Stock (“Common Stock”) that are held in a trust pending distribution of phantom stock units. The phantom stock units, which are converted into shares of Common Stock on a one-for-one basis upon distribution, were granted to plan participants upon their deferral of compensation or dividends paid on phantom stock units. When amounts are deferred, participants receive a number of phantom stock units equal to the deferred amount divided by 90% to 95% of the fair market value of a share of Common Stock. Also includes 74,732 restricted stock units granted to non-employee directors as equity compensation that are converted into shares of Common Stock on a one-for-one basis upon distribution.

(2)
Weighted-average exercise price does not include phantom stock units or restricted stock units that will be converted into Common Stock on a one-for-one basis upon distribution at no additional cost, and were granted as described in footnote (1).

(3)
In addition, 5,792,080 shares of Common Stock may be issued under the Legg Mason & Co, LLC Deferred Compensation/Phantom Stock Plan upon the distribution of phantom stock units that may be acquired in the future as described in footnote (1).

(4)
13,133,590 of these shares may be issued under our omnibus equity plan as stock options, restricted or unrestricted stock grants or any other form of equity compensation. 348,933 of these shares may be issued under the Legg Mason, Inc. Equity Plan for Non-Employee Directors as grants of stock or restricted stock units. 2,955,722 of these shares may be purchased under our employee stock purchase plan, which acquires the shares that are purchased thereunder in the open market.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be contained under the captions “Compensation Committee Interlocks, Insider Participation and Certain Transactions,” “Corporate Governance - Policies and Procedures Regarding Related Party Transactions” and “Corporate Governance - Independent Directors” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item will be contained under the captions “Proposed Ratification of the Appointment of Independent Registered Public Accounting Firm - Fees Paid to Independent Registered Public Accounting Firm” and “Proposed Ratification of the Appointment of Independent Registered Public Accounting Firm - Pre-approval of Independent Registered Public Accounting Firm Services” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as a part of the report:

1.	The following consolidated financial statements are included in Item 8 of this Report:
All schedules to the consolidated financial statements for which provision is made in the accounting regulations of the SEC are not applicable or are not required and therefore have been omitted.

3.	Exhibits

3.1	Articles of Incorporation of Legg Mason, as amended (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on July 26, 2011)
3.2	By-laws of Legg Mason, as amended and restated July 26, 2011 (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on July 26, 2011)
4.1
Base Indenture, dated as of May 21, 2012, between Legg Mason and The Bank of New York Mellon, as trustee, with respect to the 5.5% senior notes due May 21, 2019 (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on May 22, 2012)

4.2
Supplemental Indenture, dated as of May 21, 2012, between Legg Mason, Inc. and The Bank of New York Mellon, as trustee, with respect to the 5.5% senior notes due May 21, 2019 (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on May 22, 2012)

4.3
Notes Registration Rights Agreement, dated as of May 21, 2012, among Legg Mason, Inc., and Citigroup Global Markets Inc. and Morgan Stanley & Co., LLC, as representatives of the several initial purchasers of the 5.5% senior notes due May 21, 2019 (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on May 22, 2012)

4.4
Warrant Agreement, dated as of May 23, 2012, between Legg Mason, Inc. and American Stock Transfer & Trust Company LLC, as warrant agent (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on May 23, 2012)

4.5
Warrants Registration Rights Agreement, dated as of May 23, 2012, by and between Legg Mason, Inc. and KKR I-L Limited (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on May 23, 2012)

4.6
Legg Mason hereby agrees, pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, to furnish to the SEC upon request a copy of each instrument with respect to the rights of holders of long-term debt of Legg Mason and its subsidiaries.

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
10.7
Form of Non-Qualified Stock Option Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason's Annual Report on Form 10-K for the year ended March 31, 2011)*

10.8	Form of Restricted Stock Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason's Annual Report on Form 10-K for the year ended March 31, 2011)*
10.9	Form of Restricted Stock Unit Agreement under the Legg Mason Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason's Annual Report on Form 10-K for the year ended March 31, 2011)*
10.10
Form of Long-Term Incentive Plan award document under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)*

10.11	Lease Agreement, dated August 16, 2006, between Legg Mason and FC Eighth Ave., LLC (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10.12
Agreement dated October 25, 2009 among Legg Mason, Inc. and Trian Fund Management, L.P., funds managed by it and certain of its affiliates (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on October 25, 2009)

10.13
5-Year Revolving Credit Agreement, dated as of October 14, 2005, as amended and restated by the Amendment Agreement dated as of February 11, 2010, among Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; and the other banks party thereto (incorporated by reference to Legg Mason's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

10.14	Agreement dated February 1, 2008 between Legg Mason Asset Management Australia Limited and Ronald R. Dewhurst, filed herewith*
10.15
Amended and Restated Standstill Agreement, dated as of May 23. 2012, between Legg Mason, Inc. and Kohlberg Kravis Roberts & Co. L.P. (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on May 23, 2012)

10.16
Note Exchange Agreement, dated as of May 16, 2012, among Legg Mason, inc. KKR I-L Limited, Citibank N.A., Credit Suisse International, HSBC Bank USA, N.A. and Kohlberg Kravis Roberts & Co. L.P. (incorporated by reference to Legg Mason's Current report on Form 8-K filed on May 22, 2012)

12	Computation of consolidated ratios of earnings to fixed charges, filed herewith
21	Subsidiaries of the Company, filed herewith
23	Consent of Independent Registered Public Accounting Firm, filed herewith
31.1	Certification of Chief Executive Officer, filed herewith
31.2	Certification of Principal Financial Officer, filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, filed herewith
101
Financial statements from the annual report on Form 10-K of Legg Mason, Inc. for the year ended March 31, 2012, filed on May 25, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

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
Date: May 25, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mark R. Fetting	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	May 25, 2012
Mark R. Fetting

/s/ Peter H. Nachtwey	Chief Financial Officer and Senior Executive Vice President (Principal Financial and Accounting Officer)	May 25, 2012
Peter H. Nachtwey

/s/ Harold L. Adams	Director	May 25, 2012
Harold L. Adams

/s/ Robert Angelica	Director	May 25, 2012
Robert Angelica

/s/ Dennis R. Beresford	Director	May 25, 2012
Dennis R. Beresford

/s/ John T. Cahill	Director	May 25, 2012
John T. Cahill

/s/ Barry W. Huff	Director	May 25, 2012
Barry W. Huff

/s/ John E. Koerner III	Director	May 25, 2012
John E. Koerner III

/s/ Cheryl Gordon Krongard	Director	May 25, 2012
Cheryl Gordon Krongard

/s/ Nelson Peltz	Director	May 25, 2012
Nelson Peltz

/s/ W. Allen Reed	Director	May 25, 2012
W. Allen Reed

/s/ Margaret Milner Richardson	Director	May 25, 2012
Margaret Milner Richardson

Signature	Title	Date
/s/ Nicholas J. St. George	Director	May 25, 2012
Nicholas J. St. George

/s/ Kurt L. Schmoke	Director	May 25, 2012
Kurt L. Schmoke