Form 10-Q
period 2012-06-30
LEGG MASON, INC.
filed 2012-08-07
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q
(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
135,057,136 shares of common stock as of the close of business on August 2, 2012.

PART I. FINANCIAL INFORMATION
Item 1.         Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 30, 2012	March 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$757,884	$1,382,263
Cash and cash equivalents of consolidated investment vehicles	28,463	26,139
Restricted cash	2,575	2,167
Receivables:
Investment advisory and related fees	311,471	333,777
Other	44,104	100,060
Investment securities	345,505	412,119
Investment securities of consolidated investment vehicles	29,439	31,575
Deferred income taxes	109,486	117,391
Other	50,079	51,977
Total current assets	1,679,006	2,457,468
Fixed assets, net	232,401	239,411
Intangible assets, net	3,853,233	3,856,866
Goodwill	1,259,043	1,275,045
Investments of consolidated investment vehicles	297,129	294,853
Deferred income taxes	193,833	142,706
Other	282,853	287,653
Other assets of consolidated investment vehicles	1,509	1,745
Total Assets	$7,799,007	$8,555,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued compensation	$186,000	$409,759
Accounts payable and accrued expenses	195,504	195,808
Short-term borrowings	—	250,000
Current portion of long-term debt	51,066	1,278
Other	62,432	114,840
Other current liabilities of consolidated investment vehicles	12,212	4,097
Total current liabilities	507,214	975,782
Deferred compensation	41,780	57,339
Deferred income taxes	225,717	242,567
Other	167,489	167,544
Other liabilities of consolidated investment vehicles	3,620	3,872
Long-term debt	1,101,735	1,135,614
Long-term debt of consolidated investment vehicles	273,560	271,707
Total Liabilities	2,321,115	2,854,425

Commitments and Contingencies (Note 8)

Redeemable Noncontrolling Interests	21,502	24,031

Stockholders’ Equity
Common stock, par value $.10; authorized 500,000,000 shares; issued 135,030,081 shares and 139,874,034 shares, respectively	13,503	13,987
Additional paid-in capital	3,684,690	3,864,216
Employee stock trust	(32,991)	(32,419)
Deferred compensation employee stock trust	32,991	32,419
Retained earnings	1,690,451	1,715,395
Appropriated retained earnings for consolidated investment vehicle	9,356	12,221
Accumulated other comprehensive income, net	58,390	71,472
Total Stockholders’ Equity	5,456,390	5,677,291
Total Liabilities and Stockholders’ Equity	$7,799,007	$8,555,747
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,
	2012	2011
Operating Revenues
Investment advisory fees:
Separate accounts	$182,436	$204,793
Funds	356,474	400,144
Performance fees	8,566	18,614
Distribution and service fees	81,623	92,064
Other	1,593	1,493
Total operating revenues	630,692	717,108
Operating Expenses
Compensation and benefits	270,262	300,352
Transition-related compensation	—	11,395
Total compensation and benefits	270,262	311,747
Distribution and servicing	169,825	180,756
Communications and technology	37,630	40,501
Occupancy	30,252	33,238
Amortization of intangible assets	3,505	5,578
Other	43,141	44,922
Total operating expenses	554,615	616,742
Operating Income	76,077	100,366
Other Non-Operating Income (Expense)
Interest income	1,936	3,055
Interest expense	(19,227)	(22,361)
Other income (expense), net, including $68,975 debt extinguishment loss in 2012	(72,633)	3,403
Other non-operating income (loss) of consolidated investment vehicles, net	(4,134)	5,102
Total other non-operating expense	(94,058)	(10,801)
Income (Loss) Before Income Tax Provision (Benefit)	(17,981)	89,565
Income tax provision (benefit)	(4,997)	27,867
Net Income (Loss)	(12,984)	61,698
Less: Net income (loss) attributable to noncontrolling interests	(3,526)	1,746
Net Income (Loss) Attributable to Legg Mason, Inc.	$(9,458)	$59,952

Net Income (Loss) per Share Attributable to Legg Mason, Inc. Common Shareholders:
Basic	$(0.07)	$0.40
Diluted	$(0.07)	$0.40

Weighted Average Number of Shares Outstanding
Basic	138,720	149,210
Diluted	138,720	149,347

Dividends Declared per Share	$0.11	$0.08
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,
	2012	2011
Net Income (Loss)	$(12,984)	$61,698
Other comprehensive income (loss):
Foreign currency translation adjustment	(13,135)	13,360
Unrealized gains on investment securities:
Unrealized holding gains, net of tax provision of $41, and $44, respectively	62	67
Reclassification adjustment for (gains) losses included in net income (loss)	(9)	4
Net unrealized gains on investment securities	53	71
Total other comprehensive income (loss)	(13,082)	13,431
Comprehensive Income (Loss)	(26,066)	75,129
Less: Comprehensive income (loss) attributable to noncontrolling interests	(3,526)	1,746
Comprehensive Income (Loss) Attributable to Legg Mason, Inc.	$(22,540)	$73,383
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2012	2011
COMMON STOCK
Beginning balance	$13,987	$15,022
Stock options and other stock-based compensation	1	2
Deferred compensation employee stock trust	3	3
Deferred compensation, net	158	116
Equity Units exchanged	—	183
Employee tax withholdings by net share transactions	(29)	—
Shares repurchased and retired	(617)	(603)
Ending balance	13,503	14,723
ADDITIONAL PAID-IN CAPITAL
Beginning balance	3,864,216	4,111,095
Stock options and other stock-based compensation	3,327	4,894
Deferred compensation employee stock trust	831	1,060
Deferred compensation, net	9,145	7,965
Equity Units exchanged	—	102,856
Employee tax withholdings by net share transactions	(7,613)	—
Shares repurchased and retired	(154,383)	(199,516)
Allocation from 2.5% Convertible Senior Notes repurchase, net of tax	(30,833)	—
Ending balance	3,684,690	4,028,354
EMPLOYEE STOCK TRUST
Beginning balance	(32,419)	(34,466)
Shares issued to plans	(834)	(1,063)
Distributions and forfeitures	262	679
Ending balance	(32,991)	(34,850)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	32,419	34,466
Shares issued to plans	834	1,063
Distributions and forfeitures	(262)	(679)
Ending balance	32,991	34,850
RETAINED EARNINGS
Beginning balance	1,715,395	1,539,984
Net income (loss) attributable to Legg Mason, Inc.	(9,458)	59,952
Dividends declared	(15,486)	(12,184)
Ending balance	1,690,451	1,587,752
APPROPRIATED RETAINED EARNINGS FOR CONSOLIDATED INVESTMENT VEHICLE
Beginning balance	12,221	10,922
Net loss reclassified to appropriated retained earnings	(2,865)	(2,145)
Ending balance	9,356	8,777
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET
Beginning balance	71,472	93,361
Net unrealized holding gains on investment securities	53	71
Foreign currency translation adjustment	(13,135)	13,360
Ending balance	58,390	106,792
TOTAL STOCKHOLDERS’ EQUITY	$5,456,390	$5,746,398

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2012	2011
Cash Flows from Operating Activities
Net Income (Loss)	$(12,984)	$61,698
2.5% Convertible Senior Notes:
Allocation of repurchase payment	(216,038)	—
Loss on extinguishment	68,975	—
Adjustments to reconcile Net Income (Loss) to net cash provided by operations:
Depreciation and amortization	17,079	22,879
Imputed interest for 2.5% Convertible Senior Notes	5,839	9,489
Accretion and amortization of securities discounts and premiums, net	1,101	1,147
Stock-based compensation	12,734	12,431
Net losses on investments	4,628	177
Net losses (gains) of consolidated investment vehicles	4,913	(3,538)
Deferred income taxes	(8,659)	4,067
Other	549	533
Decrease (increase) in assets:
Investment advisory and related fees receivable	22,142	15,763
Net sales of trading and other current investments	67,202	20,635
Other receivables	5,033	(6,993)
Other assets	155	7,713
Increase (decrease) in liabilities:
Accrued compensation	(223,135)	(115,161)
Deferred compensation	(15,559)	(25,786)
Accounts payable and accrued expenses	(260)	106
Other liabilities	(20,690)	22,694
Net increase (decrease) in operating assets and liabilities of consolidated investment vehicles, including cash	7,435	(103,751)
Cash Used in Operating Activities	(279,540)	(75,897)
Cash Flows from Investing Activities
Payments for fixed assets	(7,461)	(8,133)
Restricted cash	(408)	1,617
Purchases of investment securities	(2,225)	(1,630)
Proceeds from sales and maturities of investment securities	1,961	1,723
Purchases of investments by consolidated investment vehicles	(59,877)	(56,831)
Proceeds from sales and maturities of investments by consolidated investment vehicles	55,387	71,357
Cash Provided by (Used in) Investing Activities	$(12,623)	$8,103

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2012	2011
Cash Flows from Financing Activities
Repayment of short-term borrowings	$(250,000)	$—
Repayment of 2.5% Convertible Senior Notes, net of operating allocation	(1,040,212)	—
Repayment of long-term debt	(425)	(195)
Proceeds from issuance of long-term debt	1,143,246	—
Debt issuance costs	(8,498)	—
Issuance of common stock	729	1,133
Repurchase of common stock	(162,642)	(200,119)
Dividends paid	(11,178)	(9,144)
Net repayments of consolidated investment vehicles	—	82,727
Net (redemptions/distributions paid to)/subscriptions received from noncontrolling interest holders	(1,868)	7,388
Cash Used in Financing Activities	(330,848)	(118,210)
Effect of Exchange Rate Changes on Cash	(1,368)	6,105
Net Decrease in Cash and Cash Equivalents	(624,379)	(179,899)
Cash and Cash Equivalents at Beginning of Period	1,382,263	1,375,918
Cash and Cash Equivalents at End of Period	$757,884	$1,196,019

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts or unless otherwise noted)
June 30, 2012
(Unaudited)

1.	Interim Basis of Reporting

The accompanying unaudited interim consolidated financial statements of Legg Mason, Inc. and its subsidiaries (collectively “Legg Mason”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (the "SEC"). The interim consolidated financial statements have been prepared using the interim basis of reporting and, as such, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. The preparation of interim consolidated financial statements requires management to make assumptions and estimates that affect the amounts reported in the interim consolidated financial statements and accompanying notes. Actual amounts could differ from those estimates and the differences could have a material impact on the interim consolidated financial statements.

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

The information contained in the interim consolidated financial statements should be read in conjunction with our latest Annual Report on Form 10-K filed with the SEC.

Terms such as “we,” “us,” “our,” and “Company” refer to Legg Mason.

2.	Significant Accounting Policies

Consolidation
In accordance with financial accounting standards on consolidation, Legg Mason consolidates and separately identifies certain sponsored investment vehicles, the most significant of which is a collateralized loan obligation entity (“CLO”).  The consolidation of these investment vehicles has no impact on Net Income (Loss) Attributable to Legg Mason, Inc. and does not have a material impact on Legg Mason's consolidated operating results.  The change in the value of these consolidated investment vehicles, which is recorded in Other non-operating income (expense), is reflected in its Net Income (Loss), net of amounts allocated to noncontrolling interests.  Also, see Note 12 for additional information regarding the consolidation of investment vehicles.

Restructuring Costs
In May 2010, Legg Mason's management committed to a plan to streamline its business model as further described in Note 11. The streamlining initiative was complete as of March 31, 2012. The costs associated with this initiative primarily related to employee termination benefits, incentives to retain employees during the transition period, charges for consolidating leased office space, and contract termination costs. Termination benefits, including severance and retention incentives, were recorded as Transition-related compensation in the Consolidated Statements of Income (Loss). These compensation items required employees to provide future service and were therefore expensed ratably over the required service period. Contract termination and other costs were expensed when incurred.

New Capital Plan
In May 2012, Legg Mason implemented a new capital plan for the refinancing/restructuring of debt and the acceleration/increase of share repurchase authorizations. As a result, Net Income (Loss) Attributable to Legg Mason, Inc. for the three months ended June 30, 2012, includes a pre-tax loss on debt extinguishment of $68,975 and a net reduction in outstanding debt obligations of $350,000. See Notes 6 and 9 for further details.

Income Taxes
During the three months ended June 30, 2012, the effective benefit rate of 27.8% includes a reduction of 7.2% from the impact of consolidated investment vehicles ("CIVs"), which increases Net Income (Loss) Before Income Tax Provision (Benefit), but has no related Income tax provision (benefit).

Noncontrolling Interests
Noncontrolling interests related to CIVs are classified as redeemable noncontrolling interests if investors in these funds may request withdrawals at any time. There are no nonredeemable noncontrolling interests as of June 30, 2012, March 31, 2012, or June 30, 2011. As noted above, Net income (loss) attributable to noncontrolling interests in the Consolidated Statements of Income also includes Net income (loss) reclassified to Appropriated retained earnings for consolidated investment vehicle in the Consolidated Balance Sheets.

Net income (loss) attributable to noncontrolling interests for the three months ended June 30, 2012 and 2011 included the following amounts:

	Three Months Ended June 30,
	2012	2011
Net income (loss) attributable to redeemable noncontrolling interests	$(661)	$3,891
Net loss reclassified to Appropriated retained earnings for consolidated investment vehicle	(2,865)	(2,145)
Total	$(3,526)	$1,746

Redeemable noncontrolling interests as of and for the three months ended June 30, 2012 and 2011, were as follows:

	Three Months Ended June 30,
	2012	2011
Balance, beginning of period	$24,031	$36,712
Net income (loss) attributable to redeemable noncontrolling interests	(661)	3,891
Net (redemptions/distributions paid to)/subscriptions received from noncontrolling interest holders	(1,868)	7,388
Balance, end of period	$21,502	$47,991

Recent Accounting Developments
In July 2012, the FASB updated the guidance on the annual indefinite-lived intangible asset tests for impairment. The update permits companies to assess qualitative factors to determine if it is more likely than not that the fair value of the intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the currently required quantitative fair value assessment. This update will be effective for Legg Mason in fiscal 2014, if not adopted early. This update is not expected to have a material effect on its recorded indefinite-lived assets, and Legg Mason is still evaluating its adoption.

3. Fair Values of Assets and Liabilities

The disclosures below include details of Legg Mason's assets and liabilities that are measured at fair value, excluding the assets and liabilities of CIVs. See Note 12, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the assets and liabilities of CIVs that are measured at fair value.

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

	As of June 30, 2012
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash equivalents(1):
Money market funds	$428,517	$—	$—	$428,517
Time deposits	—	90,791	—	90,791
Total cash equivalents	428,517	90,791	—	519,308
Investment securities:
Trading investments relating to long-term incentive compensation plans(2)	91,152	—	—	91,152
Trading proprietary fund products and other investments(3)	116,446	80,802	—	197,248
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments(4)(5)	11,586	34,223	11,296	57,105
Total current investments	219,184	115,025	11,296	345,505
Available-for-sale investment securities	2,108	10,138	12	12,258
Investments in partnerships, LLCs and other	751	2,646	28,513	31,910
Equity method investments in partnerships and LLCs(4)	1,322	3	160,602	161,927
Derivative assets:
Currency and market hedges	1,129	—	—	1,129
Other investments	—	—	116	116
	$653,011	$218,603	$200,539	$1,072,153
Liabilities:
Derivative liabilities:
Currency and market hedges	$(762)	$—	$—	$(762)

	As of March 31, 2012
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash equivalents(1):
Money market funds	$893,738	$—	$—	$893,738
Time deposits	—	88,289	—	88,289
Total cash equivalents	893,738	88,289	—	982,027
Investment securities:
Trading investments relating to long-term incentive compensation plans(2)	111,257	—	—	111,257
Trading proprietary fund products and other investments(3)	143,002	79,583	—	222,585
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments(4)(5)	11,565	54,934	11,778	78,277
Total current investments	265,824	134,517	11,778	412,119
Available-for-sale investment securities	2,091	9,810	12	11,913
Investments in partnerships, LLCs and other	851	5,351	28,763	34,965
Equity method investments in partnerships and LLCs(4)	1,415	1,348	166,438	169,201
Derivative assets:
Currency and market hedges	84	—	—	84
Other investments	—	—	112	112
	$1,164,003	$239,315	$207,103	$1,610,421
Liabilities:
Derivative liabilities:
Currency and market hedges	$(886)	$—	$—	$(886)

(1)
Cash equivalents include highly liquid investments with original maturities of 90 days or less. Cash investments in actively traded money market funds are measured at net asset value ("NAV") and are classified as Level 1.  Cash investments in time deposits are measured at amortized cost, which approximates fair value because of the short time between the purchase of the instrument and its expected realization, and are classified as Level 2.

(2)
Primarily mutual funds where there is minimal market risk to the Company as any change in value is primarily offset by an adjustment to compensation expense and related deferred compensation liability.

(3)
Trading proprietary fund products and other investments primarily represent mutual funds that are invested approximately 54% and 46% in equity and debt securities as of June 30, 2012, respectively, and were invested approximately 52% and 48% in equity and debt securities as of March 31, 2012, respectively.

(4)
Substantially all of Legg Mason's equity method investments are investment companies which record their underlying investments at fair value.  Fair value is measured using Legg Mason's share of the investee's underlying net income or loss, which is predominately representative of fair value adjustments in the investments held by the equity method investee.

(5)
Includes investments under the equity method (which approximates fair value) relating to long-term incentive compensation plans of $34,223 and $54,934 as of June 30, 2012 and March 31, 2012, respectively, and proprietary fund products and other investments of $22,881 and $23,343 as of June 30, 2012 and March 31, 2012, respectively, which are classified as Investment securities on the Consolidated Balance Sheets.

Substantially all of the above financial instruments where valuation methods rely on other than observable market inputs as a significant input utilize the equity method, the cost method, or NAV practical expedient, such that measurement uncertainty has little relevance.

The changes in financial assets measured at fair value using significant unobservable inputs (Level 3) for the three months ended June 30, 2012 and 2011, are presented in the table below:

	Value as of March 31, 2012	Purchases	Sales	Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of June 30, 2012
Assets:
Equity method investments in proprietary fund products	$11,778	$—	$—	$—	$—	$(482)	$11,296
Investments in partnerships, LLCs and other	28,763	—	—	(151)	—	(99)	28,513
Equity method investments in partnerships and LLCs	166,438	90	(1,602)	(5,614)	—	1,290	160,602
Other investments	124	—	—	—	—	4	128
	$207,103	$90	$(1,602)	$(5,765)	$—	$713	$200,539

	Value as of March 31, 2011	Purchases	Sales	Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of June 30, 2011
Assets:
Trading proprietary fund products and other investments	$11,378	$—	$(11,641)	$—	$—	$543	$280
Equity method investments in proprietary fund products	12,167	—	—	—	—	73	12,240
Investments in partnerships, LLCs and other	22,167	—	—	(215)	—	—	21,952
Equity method investments in partnerships and LLCs	153,931	1,330	(1,657)	(12,078)	—	1,581	143,107
Other investments	282	—	—	—	—	972	1,254
	$199,925	$1,330	$(13,298)	$(12,293)	$—	$3,169	$178,833

Realized and unrealized gains and losses recorded for Level 3 investments are included in Other income (expense) on the Consolidated Statements of Income. Total unrealized gains for Level 3 investments relating only to those assets still held at the reporting date were $1,284 and $1,068, respectively.

There were no material transfers between Level 1 and Level 2 during the three months ended June 30, 2012 and 2011.

As a practical expedient, Legg Mason relies on the NAV of certain investments as their fair value.  The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the reporting date.  The following table summarizes, as of June 30, 2012, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

		Fair Value Determined Using NAV				As of June 30, 2012
Category of Investment	Investment Strategy	June 30, 2012		March 31, 2012		Unfunded Commitments	Remaining Term
Funds-of-hedge funds	Global macro, fixed income, long/short equity, natural resources, systematic, emerging market, European hedge	$44,878	(1)	$51,251	(2)	n/a	n/a
Hedge funds	Fixed income - developed market, event driven, fixed income - hedge, relative value arbitrage, European hedge	26,367		25,460		$20,000	n/a
Private equity funds	Long/short equity	27,664	(3)	27,927	(3)	5,932	Up to 8 years
Private fund (4)	Fixed income, residential and commercial mortgage-backed securities	89,003	(3)	89,323	(3)	n/a	6 years, subject to two one-year extensions
Other	Various	2,153		2,450		n/a	Various (5)
Total		$190,065	(6)	$196,411	(6)	$25,932
n/a-not applicable

(1)	59% monthly redemption; 41% quarterly redemption, of which 37% is subject to two-year lock-up.

(2)	63% monthly redemption; 37% quarterly redemption, of which 36% is subject to two-year lock-up.
(3)    Liquidations are expected over the remaining term.
(4)    Redemptions prohibited until November 2012.

(5)	4% remaining term of less than one year and 96% 20-year remaining term.

(6)	Comprised of approximately 13% and 87% of Level 2 and Level 3 assets, respectively, as of both June 30, 2012 and March 31, 2012.

There are no current plans to sell any of these investments held as of June 30, 2012.

4. Fixed Assets

Fixed assets consist of equipment, software and leasehold improvements.  Equipment consists primarily of communications and technology hardware and furniture and fixtures.  Software includes purchased software and internally developed software. Fixed assets are reported at cost, net of accumulated depreciation and amortization.  The following table reflects the components of fixed assets as of:

	June 30, 2012	March 31, 2012
Equipment	$154,294	$155,173
Software	210,094	205,760
Leasehold improvements	243,565	242,566
Total cost	607,953	603,499
Less: accumulated depreciation and amortization	(375,552)	(364,088)
Fixed assets, net	$232,401	$239,411

Depreciation and amortization expense included in operating income was $13,575 and $17,301 for the three months ended June 30, 2012 and 2011, respectively.

5. Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of:

	June 30, 2012	March 31, 2012
Amortizable asset management contracts
Cost	$205,486	$206,411
Accumulated amortization	(175,554)	(172,974)
Net	29,932	33,437
Indefinite–life intangible assets
Fund management contracts	3,753,501	3,753,629
Trade names	69,800	69,800
	3,823,301	3,823,429
Intangible assets, net	$3,853,233	$3,856,866

As of June 30, 2012, amortizable asset management contracts are being amortized over a weighted-average remaining life of 2.8 years.

Estimated amortization expense for each of the next five fiscal years is as follows:

Remaining 2013	$10,514
2014	11,835
2015	2,920
2016	2,663
2017	2,000
Thereafter	—
Total	$29,932

Indefinite-life fund management contracts include $2,502,000 of mutual fund contracts acquired in the Citigroup Asset Management ("CAM") acquisition, principally managed by ClearBridge Advisors LLC and Western Asset Management Company, which as of Legg Mason's most recent annual impairment test as of December 31, 2011, had an assessed fair value that exceeded its carrying value by 5%. Given the current uncertainty regarding future market conditions, should market performance, flows, or related AUM levels decrease in the near term such that cash flow projections deviate from current projections, it is reasonably possible that the asset could be deemed to be impaired by a material amount.

The change in the carrying value of goodwill is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value
Balance as of March 31, 2012	$2,436,945	$(1,161,900)	$1,275,045
Impact of excess tax basis amortization	(5,396)	—	(5,396)
Other, including changes in foreign exchange rates	(10,606)	—	(10,606)
Balance as of June 30, 2012	$2,420,943	$(1,161,900)	$1,259,043

6. Short-Term Borrowings and Long-Term Debt

The disclosures below include details of Legg Mason’s debt, excluding the debt of CIVs.  See Note 12, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the debt of CIVs.

In May 2012, Legg Mason announced a new capital plan that included the refinancing of its 2.5% Convertible Senior Notes (the "Notes”) due 2015, as further discussed below. The refinancing was effected through the issuance of $650,000 of 5.5% senior notes, the net proceeds of which, together with cash on hand and $250,000 of remaining borrowing capacity under an existing revolving credit facility, were used to repurchase the entire $1,250,000 face amount of the Notes.

Also, pursuant to the new capital plan, in June 2012, Legg Mason entered into a new unsecured credit agreement which provides for a new undrawn $500,000 revolving credit facility and a $500,000 term loan, also further discussed below. The proceeds of the term loan were used to repay the $500,000 of outstanding borrowings under the previous revolving credit facility, which was then terminated. As of March 31, 2012, there was $250,000 outstanding under the previous revolving credit facility, which had a then effective interest rate of 2.9%.
The new $500,000 revolving credit facility may be increased by an aggregate amount up to $250,000, subject to the approval of the lenders, and expires in June 2017. The new revolving credit facility has an interest rate of LIBOR plus 150 basis points and an annual commitment fee of 20 basis points. The interest rate may change in the future based on changes in Legg Mason's credit ratings. This revolving credit facility is available to fund working capital needs and for general corporate purposes. There were no borrowings outstanding under this facility as of June 30, 2012.
The revolving credit facility and term loan have standard financial covenants, including a maximum net debt to EBITDA ratio (as defined in the documents) of 2.5 to 1 and minimum EBITDA to interest ratio (as defined in the documents) of 4.0 to 1. As of June 30, 2012, Legg Mason's net debt to EBITDA ratio was 1.5 to 1 and EBITDA to interest expense ratio was 13.2 to 1, and therefore, Legg Mason has maintained compliance with the applicable covenants.
Five-year Term Loan
The $500,000 term loan entered into in conjunction with the unsecured credit agreement noted above can be repaid at any time and will be due in four annual installments of $50,000, beginning in June 2013, with the remainder to be repaid at maturity in June 2017. The term loan bears interest at LIBOR plus 150 basis points, which may change in the future based on changes in Legg Mason's credit ratings. The effective interest rate as of June 30, 2012 was 2.0%.
5.5% Senior Notes
The $650,000 5.5% Senior Notes (the "Senior Notes") due May 2019, were sold at a discount of $6,754, which is being amortized to interest expense over the seven-year term. The Senior Notes are subject to certain nonfinancial covenants and registration rights, which if not complied with, could require additional interest up to 0.50% over the stated rate. The Senior Notes can be redeemed at any time prior to their scheduled maturity, in part or in aggregate, at the greater of the related principal amount at that time or the sum of the remaining scheduled payments discounted at the Treasury rate (as defined) plus 0.50%, together with any related accrued and unpaid interest.
2.5% Convertible Senior Notes and Related Hedge Transactions
The terms of the repurchase of the Notes in May 2012 noted above included their repayment at par plus accrued interest, a prepayment fee of $6,250, and a non-cash exchange of warrants (the “Warrants”) to the holders of the Notes that replicate and extend the contingent conversion feature of the Notes. The cash payment of $1,256,250 to repurchase the Notes was allocated between their liability and equity components based on a liability fair value of $1,193,971, determined using a current market interest rate of 4.1%, resulting in a loss on debt extinguishment of $68,975, including $7,851 of accelerated deferred issue costs. The remaining balance of the cash payment was allocated to the equity component of the Notes for a $62,279 reduction of additional paid-in capital, offset by related tax benefits of $31,446. The $1,193,971 amount of cash repurchase payment allocated to the liability component of the Notes upon their extinguishment exceeds the initial allocated value at issuance of $977,933, requiring the Consolidated Statements of Cash Flows for the three months ended June 30, 2012 to include an allocation of the $216,038 excess to operating activities.
The Warrants issued to the holders of the Notes in connection with the repurchase of the Notes provide for the purchase, in the aggregate and subject to adjustment, of 14,205 shares of Legg Mason common stock, on a net share settled basis, at an exercise price of $88 per share. Upon exercise of the Warrants, Legg Mason will be required to deliver to the holders of the Warrants, at its election, either shares of its common stock or cash, in an amount based on the excess of the market price per share of its common stock over the exercise price of the Warrants. The Warrants expire in July 2017. At execution of the repurchase, Legg Mason had the ability to settle its obligations under the Warrants with Legg Mason common stock. Accordingly, the Warrants were accounted for as equity.
In connection with the extinguishment of the Notes, the hedge transactions (purchased call options and warrants) executed in connection with the initial issuance of the Notes were also terminated.
The accreted value of long-term debt consists of the following:

	June 30, 2012			March 31, 2012
	Current Accreted Value	Unamortized Discount	Maturity Amount	Accreted Value
2.5% convertible senior notes	$—	$—	$—	$1,127,009
Five-year term loan	500,000	—	500,000	—
5.5% senior notes	643,348	6,652	650,000	—
Other term loans	9,453	—	9,453	9,883
Subtotal	1,152,801	6,652	1,159,453	1,136,892
Less: current portion	51,066	—	51,066	1,278
Total	$1,101,735	$6,652	$1,108,387	$1,135,614

As of June 30, 2012, the aggregate maturities of long-term debt, based on their contractual terms, are as follows:

Remaining 2013	$853
2014	51,332
2015	51,386
2016	55,882
2017	50,000
Thereafter	950,000
Total	$1,159,453

At June 30, 2012, the estimated fair value of long-term debt was $1,166,790, and is classified as Level 2 in the fair value hierarchy.

Prior to the repurchase of the Notes, as previously discussed, Legg Mason was accreting the carrying value of the Notes to the principal amount at maturity using an interest rate of 6.5% (the effective borrowing rate for non-convertible debt at the time of issuance) over its expected life of seven years, resulting in interest expense of $5,839 and $9,489 for the three months ended June 30, 2012 and 2011, respectively.

7.  Stock-Based Compensation

Legg Mason's stock-based compensation includes stock options, employee stock purchase plans, restricted stock awards and units, performance shares payable in common stock, and deferred compensation payable in stock. Effective July 26, 2011, the number of shares authorized to be issued under Legg Mason's active equity incentive stock plan was increased by 6,500 to 41,500. Shares available for issuance under the active equity incentive stock plan as of June 30, 2012, were 10,615. Options under Legg Mason’s employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in equal increments over four to five years and expire within eight to ten years from the date of grant.

Compensation expense relating to stock options for the three months ended June 30, 2012 and 2011, was $3,283 and $4,181, respectively.

Stock option transactions during the three months ended June 30, 2012, and 2011, respectively, are summarized below:

	Three Months Ended June 30,
	2012		2011
	Number of shares	Weighted-average exercise price per share	Number of shares	Weighted-average exercise price per share
Options outstanding at March 31	5,624	$57.78	5,419	$59.82
Granted	966	23.72	810	33.99
Exercised	—	—	(6)	29.73
Canceled/forfeited	(263)	65.61	(54)	48.18
Options outstanding at June 30	6,327	$52.25	6,169	$56.56

At June 30, 2012, options were exercisable on 3,412 shares, with a weighted-average exercise price of $70.23 and a weighted-average remaining contractual life of 3.0 years. Unamortized compensation cost related to unvested options (2,915 shares) at June 30, 2012, was $28,368 and is expected to be recognized over a weighted-average period of 1.9 years.

The weighted-average fair value of stock option grants during the three months ended June 30, 2012 and 2011, using the Black‑Scholes option pricing model, was $9.47 and $13.13 per share, respectively.

The following weighted-average assumptions were used in the model for grants in fiscal 2013 and 2012:

	Three Months Ended June 30,
	2012	2011
Expected dividend yield	1.44%	1.39%
Risk-free interest rate	0.81%	1.95%
Expected volatility	51.80%	47.16%
Expected life (in years)	5.02	5.12

Compensation expense relating to restricted stock and restricted stock units for the three months ended June 30, 2012 and 2011, was $9,307 and $8,075, respectively.

Restricted stock and restricted stock unit transactions during the three months ended June 30, 2012 and 2011, respectively, are summarized below:

	Three Months Ended June 30,
	2012		2011
	Number of shares	Weighted-average grant date value	Number of shares	Weighted-average grant date value
Unvested shares at March 31	2,873	$33.83	2,637	$33.01
Granted	1,842	23.72	1,247	33.99
Vested	(881)	32.41	(678)	34.05
Canceled/forfeited	(27)	30.86	(19)	33.29
Unvested shares at June 30	3,807	$29.29	3,187	$33.17

Unamortized compensation cost related to unvested restricted stock and restricted stock unit awards at June 30, 2012 of $96,936 is expected to be recognized over a weighted-average period of 1.9 years.

Compensation expense relating to the stock purchase plan and deferred compensation payable in stock for the three months ended June 30, 2012 and 2011, was $144 and $175, respectively.

As of June 30, 2012 and 2011, non-employee directors held 184 and 220 stock options, respectively, which are included in the outstanding options presented in the table above. As of June 30, 2012 and 2011, non-employee directors held 74 and 62 restricted stock units, respectively, which vest on the grant date and are, therefore, not included in the unvested shares of restricted stock and restricted stock units in the table above. There were no stock option, restricted stock or restricted stock unit transactions related to non-employee directors during the three months ended June 30, 2012 and 2011.

During fiscal 2012, Legg Mason established a long-term incentive plan (the "LTIP") under its equity incentive plan, which provides an additional element of compensation that is based on performance. Under the LTIP, executive officers were granted cash value performance units in the June 2011 quarter that will vest at the end of a three year period based upon Legg Mason's cumulative adjusted earnings per share over the period. Awards granted under the LTIP may be settled in cash and/or shares of Legg Mason common stock, at the discretion of Legg Mason. The estimated payout amount of the award, if any, would be expensed over the vesting period based on a probability assessment of the expected outcome under the LTIP provisions.

As part of the Company's streamlining initiative, as further discussed in Note 11, the employment of certain recipients of stock option and restricted stock awards has been terminated. The termination benefits extended to these employees included accelerated vesting of their unvested equity incentive awards to January 1, 2012, which precedes dates under the original terms of the awards.

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

As of June 30, 2012, the minimum annual aggregate rentals under operating leases and service agreements are as follows:

Remaining 2013	$110,944
2014	120,285
2015	110,754
2016	99,309
2017	90,305
Thereafter	503,819
Total	$1,035,416

The minimum rental commitments shown above have not been reduced by $144,740 for minimum sublease rentals to be received in the future under non-cancelable subleases, of which approximately 51% is due from one counterparty.  If a sub-tenant defaults on a sublease, Legg Mason may incur operating charges to reflect expected future sublease rentals at reduced amounts, as a result of the current commercial real estate market.

The above minimum rental commitments include $931,459 in real estate and equipment leases and $103,957 in service and maintenance agreements.

As of June 30, 2012, Legg Mason had commitments to invest approximately $36,673 in limited partnerships that make private investments. These commitments are expected to be funded as required through the end of the respective investment periods ranging through fiscal 2018.

In the normal course of business, Legg Mason enters into contracts that contain a variety of representations and warranties and that provide general indemnifications, which are not considered financial guarantees by relevant accounting guidance. Legg Mason’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against Legg Mason that have not yet occurred.

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

In a transaction with Citigroup in December 2005, Legg Mason transferred to Citigroup the subsidiaries that constituted its Private Client/Capital Markets ("PC/CM") businesses, thus transferring the entities that would have primary liability for most of the customer complaint, litigation and regulatory liabilities and proceedings arising from those businesses. However, as part of that transaction, Legg Mason agreed to indemnify Citigroup for most customer complaint, litigation and regulatory liabilities of Legg Mason's former PC/CM businesses that result from pre-closing events. While the ultimate resolution of these matters cannot be currently determined based on current information, after consultation with legal counsel, management believes that any accrual or range of reasonably possible losses as of June 30, 2012 and 2011, is not material. Similarly, although Citigroup transferred to Legg Mason the entities that would be primarily liable for most customer complaint, litigation and regulatory liabilities and proceedings of the CAM business, Citigroup has agreed to indemnify Legg Mason for most customer complaint, litigation and regulatory liabilities of the CAM business that result from pre-closing events.

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

The ultimate resolution of other matters, described above as customer complaints, legal actions, inquiries, proceedings and investigations, cannot be currently determined. In the opinion of management and after consultation with legal counsel, due to the preliminary nature of these matters, Legg Mason is currently unable to estimate the amount or range of reasonably possible losses from these matters, and Legg Mason's financial condition, results of operations and cash flows could be materially affected during a period in which a matter is ultimately resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period-to-period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution or insurance reimbursement.

9. Earnings Per Share

Basic earnings per share ("EPS") is calculated by dividing Net Income (Loss) Attributable to Legg Mason, Inc. by the weighted-average number of shares outstanding. The calculation of weighted-average shares includes common shares, shares exchangeable into common stock and unvested restricted shares deemed to be participating securities. Diluted EPS is similar to basic EPS, but adjusts for the effect of potentially issuable common shares, except when inclusion is antidilutive. For periods where a net loss attributable to Legg Mason, Inc. is reported, the inclusion of potentially issuable common shares will decrease the net loss per share. Since this would be antidilutive, such shares are excluded from the calculation.

In May 2012, as part of a new capital plan, Legg Mason's Board of Directors authorized $1,000,000 for additional purchases of Legg Mason common stock, as well as the acceleration of the repurchase of the remaining approximate $155,000 of Legg Mason common stock previously authorized. The new capital plan authorizes using up to 65% of cash generated from future operations, beginning in fiscal 2013, to purchase shares of Legg Mason common stock.

During the three months ended June 30, 2012, Legg Mason purchased and retired 6,173 shares of its common stock for $155,000 through open market purchases, which completes the repurchase of its common stock under the previous authorization. These repurchases reduced weighted-average shares outstanding by 2,158 shares for the three months ended June 30, 2012.

During the three months ended June 30, 2012 and 2011, Legg Mason issued 1,842 and 1,248 shares, respectively, of restricted stock related to its annual incentive awards, of which 931 and 631 shares are included in weighted-average shares outstanding for the three months ended June 30, 2012 and 2011, respectively.

In June 2011, Legg Mason issued 1,830 shares of common stock upon the exercise of purchase contracts on the remaining Equity Units issued in May 2008. As the exercise occurred on June 30, 2011, the number of shares included in weighted-average shares outstanding is immaterial for the three months ended June 30, 2011.

The following table presents the computations of basic and diluted EPS:

	Three Months Ended June 30,
	2012		2011
	Basic	Diluted (1)	Basic	Diluted
Weighted-average basic shares outstanding	138,720	138,720	149,210	149,210
Potential common shares:
Employee stock options	—	—	—	137
Weighted-average diluted shares	138,720	138,720	149,210	149,347
Net Income (Loss)	$(12,984)	$(12,984)	$61,698	$61,698
Less: Net income (loss) attributable to noncontrolling interests	(3,526)	(3,526)	1,746	1,746
Net Income (Loss) Attributable to Legg Mason, Inc.	$(9,458)	$(9,458)	$59,952	$59,952
Net Income (Loss) per Share Attributable to Legg Mason, Inc. Common Shareholders	$(0.07)	$(0.07)	$0.40	$0.40
(1) Diluted shares are the same as basic shares for periods with a net loss.

The diluted EPS calculation for the three months ended June 30, 2012, excludes 5,823 potential common shares that are antidilutive due to the net loss for the period. Further, for the three months ended June 30, 2012, the 14,205 of Warrants issued in connection with the repurchase of the Notes, as discussed in Note 6, would be excluded from the calculation of dilutive EPS because the market price of Legg Mason common stock did not exceed the exercise price, and therefore the Warrants would be deemed antidilutive.

The diluted EPS calculation for the three months ended June 30, 2011, excludes any potential common shares issuable under the Notes, because the market price of Legg Mason common stock had not exceeded the price at which conversion would be dilutive using the treasury stock method. Also, for the three months ended June 30, 2011, warrants issued in connection with the convertible note hedge transactions associated with the issuance of the 2.5% Convertible Senior Notes are excluded from the calculation of diluted earnings per share because the effect would be antidilutive.

Options to purchase 4,659 shares for the three months ended June 30, 2011, were not included in the computation of diluted earnings per share because the presumed proceeds from exercising such options, including related income tax benefits, exceed the average price of the common shares for the period and therefore the options are deemed antidilutive.

10. Derivatives and Hedging

The disclosures below detail Legg Mason’s derivatives and hedging excluding the derivatives and hedging of CIVs. See Note 12, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the derivatives and hedging of CIVs.

Legg Mason uses currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, euro, Japanese yen, Singapore dollar, Brazilian real, and British pound. In the Consolidated Balance Sheets, Legg Mason nets the fair value of certain foreign currency forwards executed with the same counterparty where Legg Mason has both the legal right and intent to settle the contracts on a net basis. Legg Mason has not designated any derivatives as hedging instruments during the periods ended June 30, 2012, March 31, 2012 and June 30, 2011.

Legg Mason also uses market hedges on certain seed capital investments by entering into futures contracts to sell index funds that benchmark the hedged seed capital investments. Open futures contracts required cash collateral of $2,327 and $1,919 as of June 30, 2012 and March 31, 2012, respectively.

The following table presents the fair values as of June 30, 2012 and March 31, 2012, of derivative instruments not designated as hedging instruments for accounting purposes, classified as Other assets and Other liabilities:

	June 30, 2012		March 31, 2012
	Assets	Liabilities	Assets	Liabilities
Currency forward contracts	$1,125	$276	$38	$685
Futures contracts	4	486	46	201
Total	$1,129	$762	$84	$886

The following table presents gains (losses) recognized on derivative instruments for the three months ended June 30, 2012 and 2011:

		Three months ended June 30,
		2012		2011
	Income Statement Classification	Gains	Losses	Gains	Losses
Currency forward contracts for:
Operating activities	Other expense	$1,400	$(373)	$1,986	$(2,860)
Seed capital investments	Other non-operating income (expense)	287	(30)	30	(158)
Futures contracts	Other non-operating income (expense)	1,014	(541)	1,661	(1,494)
Total		$2,701	$(944)	$3,677	$(4,512)

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

Total transition-related costs were $127,500, including non-cash charges of $30,841, through completion of the plan in March 2012. Of the total transition-related costs incurred, $79,686 were related to charges for employee termination benefits and retention incentives during the transition period, and were recorded in Transition-related compensation in the Consolidated Statements of Income (Loss). The remainder represents other costs, including charges for consolidating leased office space, early contract terminations, asset disposals, and professional fees, which were recorded in the appropriate operating expense classifications. Charges for transition-related costs were $13,720 for the three months ended June 30, 2011, which primarily represent costs for severance and retention incentives.

The table below presents a summary of changes in the transition-related liability from March 31, 2011 through June 30, 2012:

	Severance and retention incentives		Lease loss accruals and other		Total
Balance as of March 31, 2011	$23,211		$5,835		$29,046
Accrued charges	29,096		25,916	(1)	55,012
Payments	(51,140)		(16,121)		(67,261)
Balance as of March 31, 2012	1,167		15,630		16,797
Payments and other	(967)	(2)	(1,502)		(2,469)
Balance as of June 30, 2012	$200		$14,128		$14,328

(1)	Includes lease loss accruals of $17,983 for space permanently abandoned.

(2)	Includes immaterial adjustments to the transition-related liability.

12. Variable Interest Entities and Consolidation of Investment Vehicles

In the normal course of its business, Legg Mason sponsors and is the manager of various types of investment vehicles. Certain of these investment vehicles are considered to be variable interest entities (“VIEs”) while others are considered to be voting rights entities (“VREs”) subject to traditional consolidation concepts based on ownership rights. For its services, Legg Mason is entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinate management fees or other incentive fees. Legg Mason's exposure to risk in these entities is generally limited to any equity investment it has made or is required to make and any earned but uncollected management fees. Investment vehicles that are considered VREs are consolidated if Legg Mason has a controlling financial interest in the investment vehicle, absent substantive kick-out rights.

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
Legg Mason concluded it was the primary beneficiary of one sponsored investment fund VIE, and also held a controlling financial interest in one sponsored investment fund VRE, both of which were consolidated as of June 30, 2012, March 31, 2012 and June 30, 2011. Effective December 31, 2011, a controlling financial interest of $20,814 in a second sponsored investment fund VRE previously consolidated by Legg Mason was redeemed. Accordingly, the fund was deconsolidated by Legg Mason and the fund's balance sheet amounts have been excluded from Legg Mason's consolidated balance sheet as of March 31, 2012, but income statement and cash flow amounts for the fund have been included in Legg Mason's consolidated income and cash flow statements for the three months ended June 30, 2011.
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
Legg Mason concluded that it was the primary beneficiary of one of two CLOs in which it has a variable interest. Although it holds no equity interest in either of these investment vehicles, it had both the power to control and had a significant variable interest in one CLO because of the level of its expected subordinated fees. As of June 30, 2012, March 31, 2012 and June 30, 2011, the balances related to this CLO were consolidated on the Company's consolidated financial statements. The other CLO is not consolidated as its level of expected subordinated fees is insignificant.

Legg Mason's investment in CIVs as of June 30, 2012 and March 31, 2012, was $37,164 and $38,919, respectively, which represents its maximum risk of loss, excluding uncollected advisory fees. The assets of these CIVs are primarily comprised of investment securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.

The following tables reflect the impact of CIVs on the Consolidated Balance Sheets as of June 30, 2012 and March 31, 2012, respectively, and the Consolidated Statements of Income for the three months ended June 30, 2012 and 2011, respectively:
Consolidating Balance Sheets

	June 30, 2012				March 31, 2012
	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported
Current assets	$1,658,681	$57,902	$(37,577)	$1,679,006	$2,439,162	$57,714	$(39,408)	$2,457,468
Non-current assets	5,821,363	298,638	—	6,120,001	5,801,680	296,599	—	6,098,279
Total assets	$7,480,044	$356,540	$(37,577)	$7,799,007	$8,240,842	$354,313	$(39,408)	$8,555,747
Current liabilities	$495,045	$12,582	$(413)	$507,214	$971,804	$4,467	$(489)	$975,782
Long-term debt of CIVs	—	273,560	—	273,560	—	271,707	—	271,707
Other non-current liabilities	1,536,721	3,620	—	1,540,341	1,603,064	3,872	—	1,606,936
Total liabilities	2,031,766	289,762	(413)	2,321,115	2,574,868	280,046	(489)	2,854,425
Redeemable non-controlling interests	1,335	—	20,167	21,502	996	—	23,035	24,031
Total stockholders’ equity	5,446,943	66,778	(57,331)	5,456,390	5,664,978	74,267	(61,954)	5,677,291
Total liabilities and equity	$7,480,044	$356,540	$(37,577)	$7,799,007	$8,240,842	$354,313	$(39,408)	$8,555,747

Consolidating Statements of Income (Loss)

	Three Months Ended
	June 30, 2012				June 30, 2011
	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported
Total operating revenues	$631,277	$—	$(585)	$630,692	$718,160	$—	$(1,052)	$717,108
Total operating expenses	554,523	677	(585)	554,615	616,632	1,163	(1,053)	616,742
Operating income (loss)	76,754	(677)	—	76,077	101,528	(1,163)	1	100,366
Total other non-operating income (expense)	(91,029)	(4,134)	1,105	(94,058)	(13,632)	5,102	(2,271)	(10,801)
Income (loss) before income tax provision (benefit)	(14,275)	(4,811)	1,105	(17,981)	87,896	3,939	(2,270)	89,565
Income tax provision (benefit)	(4,997)	—	—	(4,997)	27,867	—	—	27,867
Net income (loss)	(9,278)	(4,811)	1,105	(12,984)	60,029	3,939	(2,270)	61,698
Less: Net income (loss) attributable to noncontrolling interests	180	—	(3,706)	(3,526)	77	—	1,669	1,746
Net income (loss) attributable to Legg Mason, Inc.	$(9,458)	$(4,811)	$4,811	$(9,458)	$59,952	$3,939	$(3,939)	$59,952

Other non-operating income (expense) includes interest income, interest expense and net gains (losses) on investments and long-term debt determined on an accrual basis.

The consolidation of CIVs has no impact on Net Income (Loss) Attributable to Legg Mason, Inc.

The fair value of the financial assets and (liabilities) of CIVs were determined using the following categories of inputs:

	As of June 30, 2012
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Trading investments:
Hedge funds	$1,441	$5,791	$22,207	$29,439
Investments:
CLO loans	—	262,804	—	262,804
CLO bonds	—	10,137	—	10,137
Private equity funds	—	—	24,188	24,188
Total investments	—	272,941	24,188	297,129
	$1,441	$278,732	$46,395	$326,568

Liabilities:
CLO debt	$—	$—	$(273,560)	$(273,560)
Derivative liabilities	—	(3,620)	—	(3,620)
	$—	$(3,620)	$(273,560)	$(277,180)

	As of March 31, 2012
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Trading investments:
Hedge funds	$1,016	$6,443	$24,116	$31,575
Investments:
CLO loans	—	260,690	—	260,690
CLO bonds	—	9,092	—	9,092
Private equity funds	—	—	25,071	25,071
Total investments	—	269,782	25,071	294,853
	$1,016	$276,225	$49,187	$326,428

Liabilities:
CLO debt	$—	$—	$(271,707)	$(271,707)
Derivative liabilities	—	(3,872)	—	(3,872)
	$—	$(3,872)	$(271,707)	$(275,579)

Except for the CLO debt, substantially all of the above financial instruments where valuation methods rely on other than observable market inputs as a significant input utilize the NAV practical expedient, such that measurement uncertainty has little relevance. The following table provides a summary of qualitative information relating to the valuation of CLO debt:

Value as of June 30, 2012	Valuation technique	Unobservable input	Range (weighted average)
$(273,560)	Discounted cash flow	Discount rate	1.5%	-	22.3%	(3.4%)
		Default rate	2.5%	-	4.0%	(3.4%)
		Constant prepayment rate			15.0%

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
The changes in assets and (liabilities) of CIVs measured at fair value using significant unobservable inputs (Level 3) are presented in the tables below:

	Value as of March 31, 2012	Purchases	Sales	Transfers In	Transfers Out	Realized and unrealized gains/(losses), net	Value as of June 30, 2012
Assets:
Hedge funds	$24,116	$434	$(830)	$—	$—	$(1,513)	$22,207
Private equity funds	25,071	—	(878)	—	—	(5)	24,188
	$49,187	$434	$(1,708)	$—	$—	$(1,518)	$46,395
Liabilities:
CLO debt	$(271,707)	$—	$—	$—	$—	$(1,853)	$(273,560)
Total realized and unrealized gains (losses), net						$(3,371)

	Value as of March 31, 2011	Purchases	Sales	Transfers In	Transfers Out	Realized and unrealized gains/(losses), net	Value as of June 30, 2011
Assets:
Hedge funds	$34,272	$9,052	$(11,636)	$1,057	$—	$2,973	$35,718
Private equity funds	17,879	578	—	—	—	1,335	19,792
	$52,151	$9,630	$(11,636)	$1,057	$—	$4,308	$55,510
Liabilities:
CLO debt	$(278,320)	$—	$—	$—	$—	$125	$(278,195)
Total realized and unrealized gains (losses), net						$4,433

Realized and unrealized gains and losses recorded for Level 3 assets and liabilities of CIVs are included in Other non-operating income (expense) of CIVs on the Consolidated Statements of Income. Total unrealized gains (losses) for Level 3 investments and liabilities of CIVs relating only to those assets and liabilities still held at the reporting date were $(3,492) and $945 for the three months ended June 30, 2012 and 2011, respectively.

There were no transfers between Level 1 and Level 2 during the three months ended June 30, 2012 and 2011.

The NAV values used as a practical expedient by CIVs have been provided by the investees and have been derived from the fair values of the underlying investments as of the reporting date. The following table summarizes, as of June 30, 2012 and March 31, 2012, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

		Fair Value Determined Using NAV				As of June 30, 2012
Category of Investment	Investment Strategy	June 30, 2012		March 31, 2012		Unfunded Commitments	Remaining Term
Hedge funds	Global macro, fixed income, long/short equity, systematic, emerging market, U.S. and European hedge	$29,439	(1)	$31,575	(2)	n/a	n/a
Private equity funds	Long/short equity	24,188	(3)	25,071	(3)	$7,444	7 years
Total		$53,627		$56,646		$7,444
n/a – not applicable

(1)	7% daily redemption; 7% monthly redemption; 3% quarterly redemption; and 83% are subject to three to five year lock-up or side pocket provisions.

(2)	5% daily redemption; 6% monthly redemption; 5% quarterly redemption; and 84% are subject to three to five year lock-up or side pocket provisions.

(3)	Liquidations are expected over the remaining term.

There are no current plans to sell any of these investments held as of June 30, 2012.

Legg Mason has elected the fair value option for certain eligible assets and liabilities, including corporate loans and debt, of the consolidated CLO. Management believes that the use of the fair value option eliminates certain timing differences and better matches the changes in fair value of assets and liabilities related to the CLO.

The following table presents the fair value and unpaid principal balance of CLO loans, bonds and debt carried at fair value under the fair value option as of June 30, 2012 and March 31, 2012:

	June 30, 2012	March 31, 2012
CLO loans and bonds
Unpaid principal balance	$280,928	$277,156
Unpaid principal balance in excess of fair value	(7,987)	(7,374)
Fair value	$272,941	$269,782

Unpaid principal balance of loans that are more than 90 days past due and also in nonaccrual status	$—	$2,963
Unpaid principal balance in excess of fair value for loans that are more than 90 days past due and also in nonaccrual status	—	(1,023)
Fair value of loans more than 90 days past due and in nonaccrual status	$—	$1,940

CLO debt
Principal amounts outstanding	$300,959	$300,959
Excess unpaid principal over fair value	(27,399)	(29,252)
Fair value	$273,560	$271,707

During the three months ended June 30, 2012 and 2011, total losses of $3,264 and $1,504, respectively, were recognized in Other non-operating income of CIVs in the Consolidated Statements of Income (Loss) related to assets and liabilities for which the fair value option was elected. CLO loans and CLO debt measured at fair value have floating interest rates, therefore, substantially all of the estimated gains and losses included in earnings for the three months ended June 30, 2012 and 2011, were attributable to instrument specific credit risk.

The CLO debt bears interest at variable rates based on LIBOR plus a pre-defined spread, which ranges from 25 basis points to 400 basis points.  All outstanding debt matures on July 15, 2018.

Total derivative liabilities of CIVs of $3,620 and $3,872 as of June 30, 2012 and March 31, 2012, respectively, are primarily recorded in Other liabilities of CIVs.  Gains and (losses) of $252 and $(299), respectively, for the three months ended June 30, 2012, related to derivative assets and liabilities of CIVs are included in Other non-operating income (loss) of CIVs.  Gains and (losses) of $12,090 and $(11,811), respectively, for the three months ended June 30, 2011, related to derivative assets and liabilities of CIVs are included in Other non-operating income (expense) of CIVs. There is no risk to Legg Mason in relation to the derivative assets and liabilities of the CIVs in excess of its investment in the funds, if any.

As of June 30, 2012 and March 31, 2012, for VIEs in which Legg Mason holds a variable interest or is the sponsor and holds a variable interest, but for which it was not the primary beneficiary, Legg Mason's carrying value, the related VIE assets and liabilities and maximum risk of loss were as follows:

	As of June 30, 2012
	VIE Assets Not Consolidated	VIE Liabilities Not Consolidated	Equity Interests on the Consolidated Balance Sheet	Maximum Risk of Loss (1)
CLO	$394,118	$366,118	$—	$440
Public-Private Investment Program	672,403	3,279	281	420
Other sponsored investment funds	16,280,421	60,517	51,645	85,685
Total	$17,346,942	$429,914	$51,926	$86,545

	As of March 31, 2012
	VIE Assets Not Consolidated	VIE Liabilities Not Consolidated	Equity Interests on the Consolidated Balance Sheet	Maximum Risk of Loss (1)
CLO	$390,861	$362,861	$—	$442
Public-Private Investment Program	674,520	3,213	282	282
Other sponsored investment funds	17,296,521	20,544	54,161	93,521
Total	$18,361,902	$386,618	$54,443	$94,245

(1)	Includes equity investments the Company has made or is required to make and any earned but uncollected management fees.

The assets of these VIEs are primarily comprised of cash and cash equivalents and investment securities, and the liabilities are primarily comprised of debt and various expense accruals. These VIEs are not consolidated because Legg Mason does not absorb a majority of each VIE's expected losses or does not receive a majority of each VIE's expected residual returns.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Legg Mason, Inc., a holding company, with its subsidiaries (which collectively comprise "Legg Mason") is a global asset management firm. Acting through our subsidiaries, we provide investment management and related services to institutional and individual clients, company-sponsored mutual funds and other investment vehicles. We offer these products and services directly and through various financial intermediaries. We have operations principally in the United States of America ("U.S.") and the United Kingdom ("U.K.") and also have offices in Australia, Bahamas, Brazil, Canada, Chile, China, Dubai, France, Germany, Italy, Japan, Luxembourg, Poland, Singapore, Spain, Switzerland and Taiwan. Terms such as "we," "us," "our," and "Company" refer to Legg Mason.

The financial services business in which we are engaged is extremely competitive. Our competition includes numerous global, national, regional and local asset management firms, broker-dealers and commercial banks. The industry has been impacted by continued economic uncertainty, the continued introduction of new products and services, and in prior years, by the consolidation of financial services firms through mergers and acquisitions. The industry in which we operate is also subject to extensive regulation under federal, state, and foreign laws. Like most firms, we have been and will continue to be impacted by regulatory and legislative changes. Responding to these changes, and keeping abreast of regulatory developments, has required us to incur costs that continue to impact our profitability.

Our financial position and results of operations are materially affected by the overall trends and conditions of the financial markets, particularly in the United States, but increasingly in the other countries in which we operate. Results of any individual period should not be considered representative of future results. Our profitability is sensitive to a variety of factors, including the amount and composition of our assets under management, and the volatility and general level of securities prices and interest rates, among other things. Sustained periods of unfavorable market conditions are likely to affect our profitability adversely. In addition, the diversification of services and products offered, investment performance, access to distribution channels, reputation in the market, attracting and retaining key employees and client relations are significant factors in determining whether we are successful in attracting and retaining clients. In the last few years, the industry has seen flows into products for which we do not currently garner significant market share. For a further discussion of factors that may affect our results of operations, refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

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

•
Our assets under management ("AUM"), the components of the changes in our AUM amid continued market uncertainty, the long-term trend of outflows in AUM, the mix of our AUM among equity, fixed income, and liquidity assets, and the resulting impact of changes in AUM on our revenues.

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

Business Environment
During the three months ended June 30, 2012, the financial environment in the United States remained volatile. The possibility of one or more countries leaving the Euro Area, in addition to the ongoing European debt crisis, greatly contributed to the decline in the equity markets. All three major U.S. equity market indices decreased, and the Barclays Capital Global Aggregate Bond Index and the Barclays Capital U.S. Aggregate Bond Index increased for the three months ended June 30, 2012, as illustrated in the table below:

	% Change as of and for the three months ended June 30:
Indices(1)	2012	2011
Dow Jones Industrial Average	(2.51)%	0.77%
S&P 500	(3.29)%	(0.39)%
NASDAQ Composite Index	(5.06)%	(0.27)%
Barclays Capital U.S. Aggregate Bond Index	2.06%	2.29%
Barclays Capital Global Aggregate Bond Index	0.62%	3.10%

(1)	Indices are trademarks of Dow Jones & Company, McGraw-Hill Companies, Inc., NASDAQ Stock Market, Inc., and Barclays Capital, respectively, which are not affiliated with Legg Mason.

During the three months ended June 30, 2012, the Federal Reserve Board held the federal funds rate at 0.25%. We expect economic challenges to persist and cannot predict how these uncertainties will impact our results.

Quarter Ended June 30, 2012, Compared to Quarter Ended June 30, 2011

Assets Under Management
The components of the changes in our AUM (in billions) for the three months ended June 30 were as follows:

	2012	2011
Beginning of period	$643.3	$677.6
Investment funds, excluding liquidity funds(1)
Subscriptions	11.5	13.3
Redemptions	(10.9)	(13.5)
Separate account flows, net	(4.1)	(5.3)
Liquidity fund flows, net	0.9	1.8
Net client cash flows	(2.6)	(3.7)
Market performance and other (2)	(4.3)	8.0
Dispositions	(4.6)	(19.4)
End of period	$631.8	$662.5
(1)    Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.
(2)    Includes impact of foreign exchange, reinvestment of dividends, and other.

AUM at June 30, 2012, was $631.8 billion, a decrease of $11.5 billion, or 2%, from March 31, 2012. The decrease in AUM was attributable to dispositions of $4.6 billion, market depreciation of $4.3 billion, and net client outflows of $2.6 billion. The dispositions were in liquidity assets, which resulted from the amendment of historical Smith Barney brokerage programs discussed below. The $2.6 billion in net outflows consisted of $3.9 billion of outflows in equity assets, partially offset by liquidity and fixed income inflows of $1.2 billion and $0.1 billion, respectively.  Equity outflows were primarily experienced in products managed by Batterymarch Financial Management, Inc. (“Batterymarch”), Royce & Associates (“Royce”), Legg Mason Capital Management, Inc. ("LMCM"), and Legg Mason Global Equities Group (“LMGE”). Due in part to investment performance issues in some products, we have experienced outflows in our equity asset class since fiscal 2007, with the exception of the quarter ended June 30, 2010. Fixed income inflows, primarily in products managed by Brandywine Global Investment Management, LLC (“Brandywine”), were substantially offset by outflows in fixed income products managed by Western Asset Management Company ("Western Asset"), which included $1.6 billion in outflows from a single, low-fee global sovereign mandate. We expect to continue to experience outflows from this mandate of approximately $500 million to $1 billion per month during the remainder of fiscal 2013. With the exception of the June 2012 and June 2011 quarters, we have experienced outflows in our fixed income asset class since fiscal 2008. We generally earn higher fees and profits on equity AUM, and outflows in this asset class will more negatively impact our revenues and Net Income (Loss) than would outflows in other asset classes.

AUM decreased by $30.7 billion, or 5%, from June 2011. The AUM decrease was attributable to net client outflows of $26.4 billion and dispositions of $9.1 billion, partially offset by market appreciation of $4.8 billion. Long-term net outflows from our equity and fixed income asset classes were $19.4 billion and $18.6 billion, respectively. Liquidity net inflows were $11.6 billion. Equity outflows were primarily in products managed at Batterymarch, ClearBridge Advisors LLC (“ClearBridge”), LMCM, and Royce. Fixed income outflows in products managed by Western Asset, which included $11.5 billion in outflows from the single, low-fee global sovereign mandate previously discussed, were offset in part by net inflows in products managed by Brandywine. Dispositions of $9.1 billion were comprised of $6.3 billion in liquidity assets, transferred in connection with the amendment of historical Smith Barney brokerage programs discussed below, and $2.8 billion as a result of the disposition of a small wealth manager.

During the first quarter of fiscal 2012, Morgan Stanley Smith Barney ("MSSB") amended certain historical Smith Barney brokerage programs providing for investment in liquidity funds that our asset managers manage that resulted in a reduction of $4.6 billion in liquidity AUM during the first quarter of fiscal 2013. The final $2 billion in liquidity assets related to this relationship were transferred in July 2012.

AUM by Asset Class
AUM by asset class (in billions) as of June 30 was as follows:

	2012	% of Total	2011	% of Total	% Change
Equity	$151.1	24%	$181.5	27%	(17)%
Fixed Income	360.6	57	365.4	55	(1)
Liquidity	120.1	19	115.6	18	4
Total	$631.8	100%	$662.5	100%	(5)%

The component changes in our AUM by asset class (in billions) for the three months ended June 30, 2012 and 2011, were as follows:

	Equity	Fixed Income	Liquidity	Total
March 31, 2012	$163.4	$356.1	$123.8	$643.3
Investment funds, excluding liquidity funds
Subscriptions	5.1	6.4	—	11.5
Redemptions	(5.8)	(5.1)	—	(10.9)
Separate account flows, net	(3.2)	(1.2)	0.3	(4.1)
Liquidity fund flows, net	—	—	0.9	0.9
Net client cash flows	(3.9)	0.1	1.2	(2.6)
Market performance and other	(8.4)	4.4	(0.3)	(4.3)
Dispositions	—	—	(4.6)	(4.6)
June 30, 2012	$151.1	$360.6	$120.1	$631.8

	Equity	Fixed Income	Liquidity	Total
March 31, 2011	189.6	356.6	131.4	677.6
Investment funds, excluding liquidity funds
Subscriptions	7.2	6.1	—	13.3
Redemptions	(8.2)	(5.3)	—	(13.5)
Separate account flows, net	(4.8)	(0.7)	0.2	(5.3)
Liquidity fund flows, net	—	—	1.8	1.8
Net client cash flows	(5.8)	0.1	2.0	(3.7)
Market performance and other	(1.2)	8.9	0.3	8.0
Dispositions	(1.1)	(0.2)	(18.1)	(19.4)
June 30, 2011	181.5	365.4	115.6	662.5

Average AUM by asset class (in billions) for the three months ended June 30 were as follows:

	2012	% of Total	2011	% of Total	% Change
Equity	$155.1	24%	$187.5	28%	(17)%
Fixed Income	358.5	57	363.1	54	(1)
Liquidity	121.9	19	120.2	18	1
Total	$635.5	100%	$670.8	100%	(5)%

Investment Performance
Our overall investment performance in the three months ended June 30, 2012, was mixed compared to relevant benchmarks. While our overall fixed income composite performance remained strong over all time periods, our equity composite performance was, similar to many peers, less consistent against benchmarks, particularly in the shorter time periods. Index performance in the discussion below includes reinvestment of dividends and capital gains.

The equity markets ended the quarter on a positive note, despite giving up gains achieved during the first quarter of calendar year 2012, as markets reacted to continuing negative news in Europe, including the Spanish government seeking a bailout for its banking sector, and credit rating agency downgrades of major U.S. and European banks. The continued volatility in the equity markets during the June 2012 quarter resulted in a decrease in all three major U.S. equity market indices, with the most notable being a 5% decline in the NASDAQ Composite Index.

In the fixed income markets, economic data suggested that the recovery, after showing signs of strengthening early in the year, was slipping. Flights to safety increased as the European debt crisis flared again, which again reduced U.S. Treasury rates toward historically low levels. The yield curve flattened over the quarter as economic releases became more pessimistic and the Federal Reserve opted to extend its Maturity Extension Program for six months through the end of the calendar year.

The worst performing fixed income sector for the quarter ended June 30, 2012 was high yield bonds, as measured by the Barclays High Yield Index returning 1.8%. The best performing fixed income sector for the quarter was Treasury Inflation Protected Securities (TIPS), as measured by the Barclays U.S. TIPS Index returning 3.1%.

The following table presents a summary of the percentages of our AUM by strategies(1) that outpaced their respective benchmarks as of June 30, 2012 and 2011, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of June 30, 2012				As of June 30, 2011
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (includes liquidity)	68%	80%	74%	91%	68%	78%	75%	87%
Equity:
Large cap	35%	30%	66%	80%	44%	70%	56%	67%
Small cap	12%	13%	51%	82%	50%	51%	86%	99%
Total equity (includes other equity)	26%	26%	54%	79%	45%	56%	65%	78%
Fixed income:
U.S. taxable	77%	95%	71%	89%	91%	86%	76%	90%
U.S. tax-exempt	100%	100%	100%	98%	1%	0%	0%	0%
Global taxable	62%	97%	71%	96%	45%	90%	77%	100%
Total fixed income (includes other fixed income)	74%	96%	73%	93%	68%	81%	71%	86%

The following table presents a summary of the percentages of our U.S. mutual fund assets(2) that outpaced their Lipper category averages as of June 30, 2012 and 2011, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of June 30, 2012				As of June 30, 2011
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total long-term (excludes liquidity)	61%	55%	77%	78%	56%	70%	71%	70%
Equity:
Large cap	81%	60%	55%	71%	56%	56%	16%	14%
Small cap	26%	25%	87%	90%	48%	70%	91%	99%
Total equity (includes other equity)	50%	39%	71%	75%	47%	65%	68%	65%
Fixed income:
U.S. taxable	72%	90%	85%	84%	85%	82%	75%	81%
U.S. tax-exempt	86%	69%	91%	82%	61%	75%	80%	91%
Global taxable	81%	84%	92%	90%	54%	67%	55%	87%
Total fixed income (includes other fixed income)	79%	81%	88%	84%	72%	80%	79%	85%

(1)
A strategy is an aggregation of discretionary portfolios (separate accounts and investment funds) into a single group that represents a particular investment objective. Each of our asset managers has its own specific guidelines for including portfolios in their strategies. Assets under management that are not managed in accordance with the guidelines are not included in a strategy. As of June 30, 2012 and 2011, 91% and 88% of our equity assets under management and 87% and 87% of our fixed income assets under management, respectively, were included in this population, although not all had 3-, 5-, and 10-year histories. The assets that are not included in these strategies primarily consist of certain composites that are not marketed to potential clients, accounts that are too customized or restricted to fit in a strategy, accounts that have not yet been assigned to a strategy and certain smaller products at some of our affiliates.

(2)
Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of June 30, 2012 and 2011, the U.S. long-term mutual fund assets represented in the data accounted for 18% and 18%, respectively, of our total assets under management. The performance of our U.S. long-term mutual fund assets is included in the strategies.

Business Model Streamlining Initiative
In May 2010, we announced an initiative to streamline our business model to drive increased profitability and growth that primarily involved transitioning certain shared services to our investment affiliates which are closer to the actual client relationships. The initiative resulted in over $140 million in annual cost savings, substantially all of which are cash savings. These cost savings consist of (i) over $80 million in compensation and benefits cost reductions from eliminating positions in certain corporate shared services functions as a result of transitioning such functions to the affiliates, and charging affiliates for other centralized services that will continue to be provided to them without any corresponding adjustment in revenue sharing or other compensation arrangements; (ii) approximately $50 million in non-compensation costs from eliminating and streamlining activities in our corporate and distribution business units, including savings associated with consolidating office space; and (iii) approximately $10 million from our global distribution group sharing in affiliate revenues from retail assets under management without any corresponding adjustment in revenue sharing or other compensation arrangements.

The initiative involved $127.5 million in transition-related costs that primarily included charges for employee termination benefits and incentives to retain employees during the transition period.  The transition-related costs also included charges for consolidating leased office space, early contract terminations, accelerated depreciation of fixed assets, asset disposals and professional fees. During the three months ended June 30, 2011, transition-related costs totaled $13.7 million. All transition-related costs were accrued as of the completion of the initiative on March 31, 2012. Beginning in the three months ended June 30, 2012, we have achieved total annual transition-related savings of over $140 million, when compared to similar expenses prior to the commencement of the streamlining initiative. A majority of the estimated transition-related savings were incremental to the three months ended June 30, 2011, and are explained, where applicable, in the results of operations discussion to follow. See Note 11 of Notes to Consolidated Financial Statements for additional information on our business streamlining initiative.

Results of Operations
In accordance with financial accounting standards on consolidation, we consolidate and separately identify certain sponsored investment vehicles, the most significant of which is a collateralized loan obligation entity ("CLO"). The consolidation of these investment vehicles has no impact on Net Income (Loss) Attributable to Legg Mason, Inc. and does not have a material impact on our consolidated operating results. We also hold investments in certain consolidated sponsored investment funds and the change in the value of these investments, which is recorded in Other non-operating income (expense), is reflected in our Net Income (Loss), net of amounts allocated to noncontrolling interests. See Note 12 of Notes to Consolidated Financial Statements for consolidating statements of income (loss) and additional information regarding the consolidation of investment vehicles.

Operating Revenues
Total operating revenues for the three months ended June 30, 2012, were $630.7 million, a decrease of 12.1% from $717.1 million in the prior year quarter. This decrease was primarily due to a 5% decrease in average AUM, as well as the impact of a reduction in average AUM advisory revenue yields, from 36.2 basis points in the three months ended June 30, 2011, to 34.0 basis points in the three months ended June 30, 2012. We calculate average AUM advisory revenue yields as the ratio of annualized investment advisory fees, excluding performance fees, to average AUM. The reduction in advisory revenue yields was the result of a less favorable average asset mix, with equity assets, which generally earn higher fees than fixed income and liquidity assets, comprising a lower percentage of our total average AUM for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. Because equity assets generally have higher base management advisory fees, changes in the relative level of these AUM more significantly impacts our average AUM advisory revenue yields. Equity AUM tends to experience more volatility compared to other AUM. A $10.4 million decrease in distribution and service fees and a $10.0 million reduction in performance fees also contributed to the decline in operating revenues.

Investment advisory fees from separate accounts decreased $22.4 million, or 10.9%, to $182.4 million. Of this decrease, $13.6 million was the result of lower average equity assets managed by Batterymarch, ClearBridge and LMCM, $3.4 million was due to the divestiture of a small affiliate in February 2012, and $2.2 million was the result of lower average fixed income assets at Western Asset.  These decreases were offset in part by an increase of $2.1 million due to higher average fixed income assets managed by Brandywine.

Investment advisory fees from funds decreased $43.7 million, or 10.9%, to $356.5 million. Of this decrease, $38.6 million was due to lower average equity assets managed by Royce, The Permal Group, Ltd. ("Permal") and LMCM, and $8.8 million was primarily due to lower average liquidity assets managed by Western Asset. These decreases were offset in part by a $6.5 million increase as a result of higher average fixed income assets managed by Western Asset and Brandywine.

Of our total AUM as of June 30, 2012 and 2011, approximately 5% for each period was in accounts that were eligible to earn performance fees. A majority of performance fees are earned based on 12-month performance periods, with some also based on quarterly performance periods. No performance-based fees are received prior to contingency resolution. Performance fees decreased 54.0%, or $10.0 million, to $8.6 million, primarily as a result of lower fees earned on assets managed at Western Asset, Brandywine and Permal.

Distribution and service fees decreased $10.4 million, or 11.3%, to $81.6 million, primarily due to the impact of increased fee waivers related to liquidity funds managed by Western Asset.

Operating Expenses
The components of total compensation and benefits for the three months ended June 30 were as follows:

	2012	2011
Salaries and incentives	$210.9	$245.7
Benefits and payroll taxes	58.0	56.7
Transition-related costs	—	11.4
Other	1.4	(2.1)
Total compensation and benefits	$270.3	$311.7

Total compensation and benefits decreased 13.3% to $270.3 million, primarily due to a $34.8 million decrease in salaries and incentives and the impact of $11.4 million of transition-related compensation recorded in the prior year quarter. The decrease in salaries and incentives was principally due to a $27.2 million decline in incentive-based compensation at investment affiliates as a result of reduced revenues at revenue-share based affiliates and costs transferred to our affiliates in connection with our business streamlining initiative. A reduction of $10.6 million in corporate salaries primarily due to headcount reductions resulting from our business streamlining initiative also contributed to the decrease. These decreases were offset in part by additional salary and incentive costs of $4.4 million, primarily associated with market-based compensation increases among retained staff and new hires to support on-going growth initiatives. In addition, other compensation and benefits increased $3.5 million due to an increase in deferred compensation and revenue-share based incentive obligations resulting from net gains on assets invested for deferred compensation plans and seed capital investments, which are offset by corresponding increases in Other non-operating income (expense).

Compensation as a percentage of operating revenues decreased to 42.9% from 43.5% in the prior year quarter, primarily due to the impact of lower corporate compensation costs, principally attributable to our business streamlining initiative, and the impact of transition-related compensation recorded in the prior year quarter. These decreases were offset in part by the impact of fixed compensation costs of administrative and distribution personnel which do not vary with revenues, and the impact of select initiatives with affiliates.

Distribution and servicing expenses decreased 6.0% to $169.8 million, principally driven by a decrease in average AUM in certain products for which we pay fees to third-party distributors. This decrease was offset in part by a $10.9 million increase in structuring fees related to closed-end fund and real estate investment trust ("REIT") launches.

Communications and technology expense decreased 7.1% to $37.6 million, driven by $2.8 million in cost savings as a result of our business streamlining initiative, as well as the impact of $2.1 million in transition-related costs recognized in the prior year quarter. These decreases were offset in part by a $2.2 million increase in data processing and market data costs.

Occupancy expense decreased 9.0% to $30.3 million, primarily due to $2.4 million in cost savings as a result of our business streamlining initiative.

Amortization of intangibles decreased 37.2% to $3.5 million, primarily due to the full amortization of certain management contracts occurring during fiscal 2012.

Other expenses decreased $1.8 million, or 4.0%, to $43.1 million, due to a $1.0 million decrease in advertising costs, professional fees, and insurance costs, as well as a $0.9 million gain on the disposal of fixed assets.

Non-Operating Income (Expense)
Interest income decreased 36.6% to $1.9 million, driven by a $0.5 million decrease due to lower yields earned on investment balances and a $0.5 million decrease due to lower average investment balances.

Interest expense decreased 14.0% to $19.2 million, primarily as a result of the repurchase of the 2.5% Convertible Senior Notes (the "Notes") in May 2012 and the retirement of our Equity Units, issued in May 2008, during fiscal 2012, which together reduced interest expense by $8.5 million. These decreases were offset in part by the issuance of the 5.5% senior notes in May 2012 and an increase in interest accruals for uncertain tax positions, which together increased interest expense by $5.0 million.

Other non-operating income (expense) decreased $76.0 million to an expense of $72.6 million, primarily as a result of the $69.0 million loss on debt extinguishment recognized in connection with the repurchase of the Notes in May 2012. Net market losses of $12.7 million on corporate investments in proprietary fund products, which are not offset in compensation, also contributed to the decrease. These decreases were offset in part by $3.5 million of net market gains on proprietary fund products and assets invested for deferred compensation plans, which are offset by corresponding increases in compensation.

Other non-operating income (expense) of consolidated investment vehicles ("CIVs") decreased $9.2 million to an expense of $4.1 million, due to net market losses on investments of certain CIVs.

Income Tax Provision (Benefit)
The benefit for income taxes was $5.0 million compared to an income tax provision of $27.9 million in the prior year quarter. The effective benefit rate was 27.8% for the three months ended June 30, 2012, compared to an effective tax rate of 31.1% in the prior year. The impact of CIVs reduced the effective tax (benefit) rate by 7.2 and 0.6 percentage points for the three months ended June 30, 2012 and 2011, respectively. Otherwise, modest aggregate decreases in the levels of valuation allowances and reserves for uncertain taxes in both quarters had the effect of increasing the effective benefit rate in the current quarter and reducing the effective tax rate in the prior year quarter.

Net Income (Loss) Attributable to Legg Mason, Inc.
Net Loss Attributable to Legg Mason, Inc., which we refer to as "Net Loss", for the three months ended June 30, 2012, totaled $9.5 million, or $0.07 per diluted share, compared to Net Income Attributable to Legg Mason, Inc., which we refer to as "Net Income", of $60.0 million, or $0.40 per diluted share, in the prior year quarter.  This decrease was primarily attributable to the $69.0 million pre-tax loss ($44.8 million, or $0.32 per diluted share, net of income tax benefits) on debt extinguishment recognized in connection with the repurchase of the Notes, the net impact of decreased operating revenues, the net market losses on corporate investments in proprietary fund products, and the increase in structuring-fees related to closed-end fund and REIT launches, as previously discussed. These decreases were offset in part by the impact of increased cost savings in the current year period and the impact of transition-related costs recorded in the prior year period, both in connection with our business streamlining initiative, as previously discussed. Adjusted Income (see Supplemental Non-GAAP Financial Information) decreased to $88.6 million, or $0.64 per diluted share, for the three months ended June 30, 2012, from $109.1 million, or $0.73 per diluted share, in the prior year quarter primarily due to the change in Net Income (Loss), as previously discussed, excluding the impact of the loss on debt extinguishment. Operating margin decreased to 12.1% from 14.0% in the prior year quarter. Operating margin, as adjusted (see Supplemental Non-GAAP Financial Information), for the three months ended June 30, 2012 and 2011, was 16.9% and 21.0%, respectively.

Quarter Ended June 30, 2012, Compared to Quarter Ended March 31, 2012

Results of Operations
Net Loss for the three months ended June 30, 2012, was $9.5 million, or $0.07 per diluted share, compared to Net Income of $76.1 million, or $0.54 per diluted share, in the three months ended March 31, 2012. Operating revenues decreased 2.8% from $648.6 million in the three months ended March 31, 2012, to $630.7 million in the three months ended June 30, 2012, despite average AUM remaining essentially flat, reflecting a less favorable average asset mix, with equity assets comprising a lower percentage of our total AUM for the three months ended June 30, 2012, which reduced average AUM advisory revenue yields from 34.8 basis points in the three months ended March 31, 2012, to 34.0 basis points in the three months ended June 30, 2012. A $6.3 million reduction in performance fees also contributed to the decrease. Operating expenses decreased 3.8%, from $576.4 million in the March quarter to $554.6 million in the June quarter, driven by a $29.1 million decrease in compensation and benefits, primarily due to reduced net market gains on assets invested for deferred compensation and seed investments, which were offset by corresponding decreases in Other non-operating income (expense). This decrease was offset in part by a $9.5 million increase in distribution and servicing expenses, primarily due to an increase in structuring fees related to closed-end fund and REIT launches. Excluding the reduction in net market gains described above, Other non-operating income (expense) decreased $104.3 million, primarily due to the $69.0 million loss on debt extinguishment recognized in connection with the repurchase of the Notes. Net market losses on corporate investments in proprietary fund products, which are not offset in compensation, also contributed to the decrease.  Adjusted Income (see Supplemental Non-GAAP Financial Information) was $88.6 million or $0.64 per diluted share, for the June 2012 quarter, compared to $123.6 million, or $0.88 per diluted share, in the March 2012 quarter.  Operating margin was 12.1% in the June 2012 quarter compared to 11.1% in the March 2012 quarter.  Operating margin, as adjusted (see Supplemental Non-GAAP Financial Information), for the three months ended June 30, 2012, and March 31, 2012, was 16.9% and 21.2%, respectively.

Supplemental Non-GAAP Financial Information
As supplemental information, we are providing performance measures that are based on methodologies other than generally accepted accounting principles (“non-GAAP”) for "Adjusted Income" and "Operating Margin, as Adjusted" that management uses as benchmarks in evaluating and comparing our period-to-period operating performance.

Adjusted Income
We define “Adjusted Income” as Net Income (Loss) Attributable to Legg Mason, Inc., plus amortization and deferred taxes related to intangible assets and goodwill, imputed interest and tax benefits on contingent convertible debt less deferred income taxes on goodwill and indefinite-life intangible asset impairment, if any. We also adjust for other non-core items that are not reflective of our economic performance, such as the impact of tax rate adjustments on certain deferred tax liabilities related to indefinite-life intangible assets, and loss on extinguishment of contingent convertible debt.
We believe that Adjusted Income provides a useful representation of our operating performance adjusted for non-cash acquisition related items and other items that facilitate comparison of our results to the results of other asset management firms that have not issued/extinguished contingent convertible debt or made significant acquisitions. We also believe that Adjusted Income is an important metric in estimating the value of an asset management business.

Adjusted Income only considers adjustments for certain items that relate to operating performance and comparability, and therefore, is most readily reconcilable to Net Income (Loss) Attributable to Legg Mason, Inc. determined under GAAP. This measure is provided in addition to Net Income (Loss) Attributable to Legg Mason, Inc., but is not a substitute for Net Income (Loss) Attributable to Legg Mason, Inc. and may not be comparable to non-GAAP performance measures, including measures of adjusted earnings or adjusted income, of other companies. Further, Adjusted Income is not a liquidity measure and should not be used in place of cash flow measures determined under GAAP. We consider Adjusted Income to be useful to investors because it is an important metric in measuring the economic performance of asset management companies, as an indicator of value, and because it facilitates comparison of our operating results with the results of other asset management firms that have not issued/extinguished contingent convertible debt or made significant acquisitions.

In calculating Adjusted Income, we add the impact of the amortization of intangible assets from acquisitions, such as management contracts, to Net Income (Loss) Attributable to Legg Mason, Inc. to reflect the fact that these non-cash expenses distort comparisons of our operating results with the results of other asset management firms that have not engaged in significant acquisitions. Deferred taxes on indefinite-life intangible assets and goodwill include actual tax benefits from amortization deductions that are not realized under GAAP absent an impairment charge or the disposition of the related business.  Because we fully expect to realize the economic benefit of the current period tax amortization, we add this benefit to Net Income (Loss) Attributable to Legg Mason, Inc. in the calculation of Adjusted Income.  However, because of our net operating loss carryforward, we will receive the benefit of the current tax amortization over time. Conversely, we subtract the non-cash income tax benefits on goodwill and indefinite-life intangible asset impairment charges and United Kingdom tax rate adjustments on excess book basis on certain acquired indefinite-life intangible assets, if applicable, that have been recognized under GAAP. We also add back non-cash imputed interest and the extinguishment loss on contingent convertible debt, adjusted for amounts allocated to the conversion feature, as well as adding the actual tax benefits on the imputed interest that are not realized under GAAP. These adjustments reflect that these items distort comparisons of Legg Mason's operating results to prior periods and the results of other asset management firms that have not engaged in significant acquisitions, including any related impairments, or issued/extinguished contingent convertible debt.

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

A reconciliation of Net Income (Loss) Attributable to Legg Mason, Inc. to Adjusted Income (in thousands except per share amounts) is as follows:

	Three Months Ended
	June 30, 2012	March 31, 2012	June 30, 2011
Net Income (Loss) Attributable to Legg Mason, Inc.	$(9,458)	$76,069	$59,952
Plus (less):
Amortization of intangible assets	3,505	3,623	5,578
Loss on extinguishment of 2.5% senior notes	54,873	—	—
Deferred income taxes on intangible assets	33,875	33,876	34,038
Imputed interest on convertible debt (2.5% senior notes)	5,839	10,054	9,489
Adjusted Income	$88,634	$123,622	$109,057
Net Income (Loss) per diluted share attributable to Legg Mason, Inc. common shareholders	$(0.07)	$0.54	$0.40
Plus (less):
Amortization of intangible assets	0.03	0.03	0.04
Loss on extinguishment of 2.5% senior notes	0.40	—	—
Deferred income taxes on intangible assets	0.24	0.24	0.23
Imputed interest on convertible debt (2.5% senior notes)	0.04	0.07	0.06
Adjusted Income per diluted share	$0.64	$0.88	$0.73

Operating Margin, as Adjusted
We calculate “Operating Margin, as Adjusted,” by dividing (i) Operating Income, adjusted to exclude the impact on compensation expense of gains or losses on investments made to fund deferred compensation plans, the impact on compensation expense of gains or losses on seed capital investments by our affiliates under revenue sharing agreements, transition-related costs of streamlining our business model, income (loss) of consolidated investment vehicles and, impairment charges by (ii) our operating revenues, adjusted to add back net investment advisory fees eliminated upon consolidation of investment vehicles, less distribution and servicing expenses which we use as an approximate measure of revenues that are passed through to third parties, which we refer to as “Operating Revenues, as Adjusted”.  The compensation items, other than transition-related costs, are removed from Operating Income in the calculation because they are offset by an equal amount in Other non-operating income (expense), and thus have no impact on Net Income (Loss) Attributable to Legg Mason, Inc.  Transition-related costs and income (loss) of consolidated investment vehicles are removed from Operating Income in the calculation because these items are not reflective of our core asset management operations. We use Operating Revenues, as Adjusted in the calculation to show the operating margin without distribution and servicing expenses, which we use to approximate our distribution revenues that are passed through to third parties as a direct cost of selling our products, although distribution and servicing expenses may include commissions paid in connection with the launching of closed-end funds for which there is no corresponding revenue in the period. Operating Revenues, as Adjusted also includes our advisory revenues we receive from consolidated investment vehicles that are eliminated in consolidation under GAAP.

We believe that Operating Margin, as Adjusted, is a useful measure of our performance because it provides a measure of our core business activities excluding items that have no impact on Net Income (Loss) Attributable to Legg Mason, Inc. and because it indicates what our operating margin would have been without the distribution revenues that are passed through to third parties as a direct cost of selling our products, transition-related costs, and the impact of the consolidation of certain investment vehicles described above. The consolidation of these investment vehicles does not have an impact on Net Income (Loss) Attributable to Legg Mason, Inc.  This measure is provided in addition to our operating margin calculated under GAAP, but is not a substitute for calculations of margins under GAAP and may not be comparable to non-GAAP performance measures, including measures of adjusted margins of other companies.

The calculation of Operating Margin and Operating Margin, as Adjusted, is as follows (dollars in thousands):

	Three Months Ended
	June 30, 2012	March 31, 2012	June 30, 2011
Operating Revenues, GAAP basis	$630,692	$648,591	$717,108
Plus (less):
Operating revenues eliminated upon consolidation of investment vehicles	586	664	1,052
Distribution and servicing expense excluding consolidated investment vehicles	(169,812)	(160,299)	(180,743)
Operating Revenues, as Adjusted	$461,466	$488,956	$537,417

Operating Income, GAAP basis	$76,077	$72,212	$100,366
Plus (less):
Gains (losses) on deferred compensation and seed investments	1,177	28,744	(2,366)
Transition-related costs	—	1,897	13,720
Operating income and expenses of consolidated investment vehicles	677	797	1,162
Operating Income, as Adjusted	$77,931	$103,650	$112,882

Operating Margin, GAAP basis	12.1%	11.1%	14.0%
Operating Margin, as Adjusted	16.9	21.2	21.0

Liquidity and Capital Resources
The primary objective of our capital structure is to appropriately support our business strategies and to provide needed liquidity at all times, including maintaining required capital in certain subsidiaries. Liquidity and the access to liquidity is important to the success of our ongoing operations. For a further discussion of our principal liquidity and capital resources policies, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

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

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, investment securities, and investment advisory and related fee receivables. Our assets have been principally funded by equity capital, long-term debt and the results of our operations. At June 30, 2012, our cash and cash equivalents, total assets, long-term debt and stockholders' equity were $0.8 billion, $7.8 billion, $1.2 billion and $5.5 billion, respectively. Total assets and total liabilities of the CIVs at June 30, 2012, were $357 million and $290 million, respectively.

Cash and cash equivalents are primarily invested in liquid domestic and non-domestic money market funds that hold principally domestic and non-domestic bank time deposits, bank and corporate commercial paper and bonds, and U.S. government and agency securities. We have not recognized any losses on these investments. Our monitoring of cash and cash equivalents mitigates the potential that material risks may be associated with these balances.

The following table summarizes our Consolidated Statements of Cash Flows for the three months ended June 30 (in millions):

	2012	2011
Cash flows used in operating activities	$(279.5)	$(75.9)
Cash flows provided by (used in) investing activities	(12.6)	8.1
Cash flows used in financing activities	(330.9)	(118.2)
Effect of exchange rate changes on cash	(1.4)	6.1
Net change in cash and cash equivalents	(624.4)	(179.9)
Cash and cash equivalents, beginning of period	1,382.3	1,375.9
Cash and cash equivalents, end of period	$757.9	$1,196.0

Cash outflows used in operating activities during the three months ended June 30, 2012, were $(279.5) million, primarily related to annual payments for accrued and deferred compensation and the allocation of extinguished debt repayment, offset in part by the Net Loss adjusted for non-cash items and net sales of trading and other current investments.  Cash outflows used in investing activities during the three months ended June 30, 2012, were $(12.6) million, primarily related to payments made for fixed assets and net activity related to CIVs.  Cash outflows used in financing activities during the three months ended June 30, 2012, were $(330.9) million, primarily related to the reduction of short-term debt, the repurchase of 6.2 million shares of our common stock for $155.0 million, and dividends paid of $11.2 million, offset in part by the net proceeds from the repayment and subsequent issuance of long-term debt of $102.6 million.

Cash outflows used in operating activities during the three months ended June 30, 2011, were $(75.9) million, primarily related to annual payments for accrued and deferred compensation and net activity related to CIVs, offset in part by Net Income adjusted for non-cash items.  Cash inflows provided by investing activities during the three months ended June 30, 2011, were $8.1 million, primarily related to net activity related to CIVs, offset in part by payments made for fixed assets.  Cash outflows used in financing activities during the three months ended June 30, 2011, were $(118.2) million, primarily the repurchase of 6.0 million shares of our common stock for $200.1 million, offset in part by net activity related to CIVs.

New Capital Plan
In May 2012, we announced a new capital plan that included refinancing the Notes. The refinancing was effected through the issuance of $650 million of 5.5% senior notes, the net proceeds of which, together with cash on hand and $250 million of remaining borrowing capacity under an existing revolving credit facility, were used to repurchase all $1.25 billion of the Notes. The terms of the repurchase included the repayment of the Notes at par plus accrued interest, a prepayment fee of $6.3 million, and the issuance of warrants to the holders of the Notes. The warrants provide for the purchase, in the aggregate and subject to adjustment, of 14.2 million shares of our common stock, on a net share settled basis, at an exercise price of $88 per share. The warrants expire in June 2017 and can be settled, at our election, in either shares of common stock or cash.

Also pursuant to the new capital plan, in June 2012, we entered into a new unsecured credit agreement which provides for a new undrawn $500 million revolving credit facility and a $500 million term loan. The proceeds of the term loan were used to repay the $500 million of outstanding borrowings under the previous revolving credit facility, which was then terminated.
The new $500 million revolving credit facility may be increased by an aggregate amount up to $250 million, subject to the approval of the lenders, and expires June 2017. This revolving credit facility is available to fund working capital needs and for general corporate purposes. There were no borrowings outstanding under this facility as of June 30, 2012.
The $500 million term loan entered into in conjunction with the unsecured credit agreement noted above can be repaid at any time and will be due in four annual installments of $50 million, beginning in June 2013, with the remainder to be repaid at maturity in June 2017.
The $650 million 5.5% senior notes are due May 2019 and were sold at a discount of $6,754.
In connection with the extinguishment of the Notes, the hedge transactions (purchased call options and warrants) executed in connection with the initial issuance of the Notes were also extinguished.
The financial covenants under our bank agreements include: maximum net debt to EBITDA ratio of 2.5 to 1 and minimum

EBITDA to interest expense ratio of 4.0 to 1. Debt is defined to include all obligations for borrowed money, excluding non-recourse debt of CIVs, and capital leases. Under these net debt covenants, our debt is reduced by the amount of our unrestricted cash in excess of the greater of subsidiary cash or $375 million. EBITDA is defined as consolidated net income plus/minus tax expense (benefit), interest expense, depreciation and amortization, amortization of intangibles, any extraordinary expense or losses, and any non-cash charges, as defined. As of June 30, 2012, our net debt to EBITDA ratio was 1.5 to 1 and EBITDA to interest expense ratio was 13.2 to 1, and, therefore, we have maintained compliance with the applicable covenants.
Also in connection with the new capital plan, our board of directors authorized $1.0 billion for additional purchases of our common stock, the entire amount of which remained available as of June 30, 2012, and the acceleration of the purchase of the remaining common stock previously authorized, which was completed in the quarter ended June 30, 2012 and is discussed above. The new capital plan authorizes using up to 65% of cash generated from future operations, beginning in fiscal 2013, to purchase shares of our common stock.

Future Outlook
We expect that over the next 12 months cash generated from our operating activities will be adequate to support our operating cash needs. We currently intend to utilize our other available resources for any number of potential activities, including seed capital investments in new products, repurchase of shares of our common stock, repayment of outstanding debt, payment of increased dividends, or acquisitions.

Our business model streamlining initiative that began in May 2010 and was completed in March 2012 resulted in annual cost savings, substantially all of which were cash savings, of over $140 million, which will be fully realized on an annualized basis in the current fiscal year.

As described above, we currently project that our cash flows from operating activities will be sufficient to fund our liquidity needs, and we currently plan to utilize up to 65% of our cash generated from operations to repurchase shares of our common stock, subject to business and market conditions. As of June 30, 2012, we had over $400 million in cash and cash equivalents in excess of our working capital requirements, a portion of which we intend to utilize to repurchase our common stock during fiscal 2013, as previously discussed. We do not currently expect to raise additional debt or equity financing over the next 12 months. However, there can be no assurances of these expectations as our projections could prove to be incorrect, events may occur that require additional liquidity, such as an acquisition opportunity or an opportunity to refinance indebtedness, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If these events result in our operations and available cash being insufficient to fund liquidity needs, we would likely seek to manage our available resources by taking actions such as reducing future share repurchases, additional cost-cutting, reducing our expected expenditures on investments, selling assets (such as investment securities), repatriating earnings from foreign affiliates, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, or should a large acquisition or refinancing opportunity arise, we may seek to raise additional equity or debt.

At June 30, 2012, our total cash and cash equivalents of $758 million included $265 million held by foreign subsidiaries.  In the current quarter, we repatriated approximately $300 million of foreign cash in order to make the cash available in the U.S. for general corporate purposes.  We do not anticipate a material incremental tax cost with respect to this repatriation. No further repatriation of accumulated prior period foreign earnings is currently planned.  However, we may repatriate future earnings to the extent required to fund domestic operations and we would provide for and pay additional U.S. taxes in connection with repatriation of these funds.  It is not practical at this time to determine the income tax liability that would result from any further repatriation of foreign earnings beyond that currently planned.

On July 24, 2012, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.11 per share, payable on October 22, 2012.

Contractual Obligations and Contingent Payments
We have contractual obligations to make future payments, principally in connection with our long-term debt, non-cancelable lease agreements, and service agreements. See Notes 6 and 8 of Notes to Consolidated Financial Statements for additional disclosures related to our commitments.

The following table sets forth these contractual obligations (in millions) by fiscal year, and excludes contractual obligations of CIVs, as we are not responsible or liable for these obligations:

	Remaining 2013	2014	2015	2016	2017	Thereafter	Total
Contractual Obligations
Long-term borrowings by contract maturity(1)	$0.9	$51.3	$51.4	$55.9	$50.0	$950.0	$1,159.5
Interest on long-term borrowings and credit facility commitment fees(1)	26.5	46.4	45.3	44.2	43.0	91.0	296.4
Minimum rental and service commitments	110.9	120.3	110.8	99.3	90.3	503.8	1,035.4
Total Contractual Obligations(2)(3)(4)	$138.3	$218.0	$207.5	$199.4	$183.3	$1,544.8	$2,491.3

(1)	Excludes long-term borrowings of the consolidated CLO of $273.6 million and interest on these long-term borrowings, as applicable.

(2)
The table above does not include approximately $16.7 million in capital commitments to investment partnerships in which Legg Mason is a limited partner. These obligations will be funded, as required, through the end of the commitment periods through fiscal 2018.

(3)
The table above does not include amounts for uncertain tax positions of $71.3 million (net of the federal benefit for state tax liabilities), because the timing of any related cash outflows cannot be reliably estimated.

(4)	The table above does not include redeemable noncontrolling interests of $21.5 million, because the timing of any related cash outflows cannot be reliably estimated.

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

Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are beyond our control, including but not limited to those discussed elsewhere herein, under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended March 31, 2012 and in our other public filings, press releases and statements by our management. Due to such risks, uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligations to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the three months ended June 30, 2012, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Item 4. Controls and Procedures
As of June 30, 2012, Legg Mason's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective on a reasonable assurances basis.  There have been no changes in Legg Mason's internal controls over financial reporting that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1A. Risk Factors

During the three months ended June 30, 2012, there were no material changes to the information contained in Part I, Item 1A of Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets out information regarding our purchases of Legg Mason common stock in each month during the quarter ended June 30, 2012:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares repurchased as part of publicly announced plans or programs (2)	Approximate dollar value that may yet be purchased under the plans or programs (2)
April 1, 2012 through April 30, 2012	290,821	$26.15	—	$154,938,375
May 1, 2012 through May 31, 2012	1,773,155	24.63	1,772,064	1,111,292,508
June 1, 2012 through June 30, 2012	4,401,119	25.28	4,400,700	1,000,000,000
Total	6,465,095	$25.14	6,172,764	$1,000,000,000

(1)	Includes of shares of vesting restricted stock and restricted stock units surrendered to Legg Mason to satisfy related income tax withholding obligations of employees via net share transactions.

(2)
On May 10, 2010, we announced that our Board of Directors authorized us to purchase up to $1 billion of our common stock. There was no expiration date attached to this authorization. In connection with the new capital plan announced in May 2012, our Board of Directors authorized $1,000,000 for additional purchases of our common stock. The new capital plan also included the acceleration of the purchase of the remaining shares of our common stock previously authorized and announced in May 2010, which was completed in the quarter ended June 30, 2012. The new capital plan authorizes using up to 65% of cash generated from future operations, beginning with fiscal 2013, to purchase shares of our common stock.

Item 6. Exhibits

3.1	Articles of Incorporation of Legg Mason (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on July 26, 2011)

3.2	By-laws of Legg Mason as amended and restated July 26, 2011 (incorporated by reference to Legg Mason, Inc's Current Report on Form 8-K for the event on July 26, 2011)

4.1
Base Indenture, dated as of May 21, 2012, between Legg Mason, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on May 22, 2012)

4.2
Supplemental Indenture, dated as of May 21, 2012, between Legg Mason, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on May 22, 2012)

4.3
Notes Registration Rights Agreement, dated as of May 21, 2012, among Legg Mason, Inc. and Citigroup Global Markets Inc. and Morgan Stanley & Co. LLC, as representatives of the several purchasers named in Schedule I of the Purchase Agreement (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on May 22, 2012)

4.4
Warrant Agreement, dated as of May 23, 2012, between Legg Mason, Inc. and American Stock Transfer & Trust Company LLC, as warrant agent (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on May 23, 2012)

4.5
Warrants Registration Rights Agreement, dated as of May 23, 2012, by and between Legg Mason, Inc. and KKR I-L Limited (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on May 23, 2012)

10.1
Note Exchange Agreement, dated as of May 16, 2012, among Legg Mason, Inc., KKR I-L Limited, Citibank N.A., Credit Suisse International, HSBC Bank USA, N.A., and Kohlberg Kravis & Roberts & Co. L.P. (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on May 22, 2012)

10.2
Amended and Restated Standstill Agreement, dated as of May 23, 2012, between Legg Mason, Inc. and Kohlberg Kravis & Roberts & Co. L.P. (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on May 23, 2012)

10.3
Credit Agreement, dated as of June 27, 2012, between Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; The Bank of New York Mellon and State Street Bank and Trust Company, as Joint Documentation Agents; and the other banks party thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on June 28, 2012)

12	Computation of consolidated ratios of earnings to fixed charges

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter June 30, 2012, filed on August 7, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGG MASON, INC.

DATE: August 7, 2012                        /s/ Mark R. Fetting
Mark R. Fetting
Chairman, President and
Chief Executive Officer

DATE: August 7, 2012                        /s/ Peter H. Nachtwey
Peter H. Nachtwey
Chief Financial Officer and
Senior Executive Vice President

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Legg Mason (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on July 26, 2011)

3.2	By-laws of Legg Mason as amended and restated July 26, 2011 (incorporated by reference to Legg Mason, Inc's Current Report on Form 8-K for the event on July 26, 2011)

4.1
Base Indenture, dated as of May 21, 2012, between Legg Mason, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Legg Mason's Current Report on Form
8-K filed on May 22, 2012)

4.2
Supplemental Indenture, dated as of May 21, 2012, between Legg Mason, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on May 22, 2012)

4.3
Notes Registration Rights Agreement, dated as of May 21, 2012, among Legg Mason, Inc. and Citigroup Global Markets Inc. and Morgan Stanley & Co. LLC, as representatives of the several purchasers named in Schedule I of the Purchase Agreement (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on May 22, 2012)

4.4
Warrant Agreement, dated as of May 23, 2012, between Legg Mason, Inc. and American Stock Transfer & Trust Company LLC, as warrant agent (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on May 23, 2012)

4.5
Warrants Registration Rights Agreement, dated as of May 23, 2012, by and between Legg Mason, Inc. and KKR I-L Limited (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on May 23, 2012)

10.1
Note Exchange Agreement, dated as of May 16, 2012, among Legg Mason, Inc., KKR I-L Limited, Citibank N.A., Credit Suisse International, HSBC Bank USA, N.A., and Kohlberg Kravis & Roberts & Co. L.P. (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on May 22, 2012)

10.2
Amended and Restated Standstill Agreement, dated as of May 23, 2012, between Legg Mason, Inc. and Kohlberg Kravis & Roberts & Co. L.P. (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on May 23, 2012)

10.3
Credit Agreement, dated as of June 27, 2012, between Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; The Bank of New York Mellon and State Street Bank and Trust Company, as Joint Documentation Agents; and the other banks party thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on June 28, 2012)

12	Computation of consolidated ratios of earnings to fixed charges

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter June 30, 2012, filed on August 7, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail