Form 10-Q
period 2012-09-30
LEGG MASON, INC.
filed 2012-11-06
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q
(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
131,713,033 shares of common stock as of the close of business on November 1, 2012.

PART I. FINANCIAL INFORMATION
Item 1.         Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30, 2012	March 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$897,968	$1,382,263
Cash and cash equivalents of consolidated investment vehicles	28,704	26,139
Restricted cash	2,564	2,167
Receivables:
Investment advisory and related fees	325,228	333,777
Other	35,835	100,060
Investment securities	354,355	412,119
Investment securities of consolidated investment vehicles	29,512	31,575
Deferred income taxes	111,163	117,391
Other	45,931	51,977
Total current assets	1,831,260	2,457,468
Fixed assets, net	229,982	239,411
Intangible assets, net	3,849,916	3,856,866
Goodwill	1,256,146	1,275,045
Investments of consolidated investment vehicles	288,132	294,853
Deferred income taxes	168,319	142,706
Other	249,396	287,653
Other assets of consolidated investment vehicles	1,748	1,745
Total Assets	$7,874,899	$8,555,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued compensation	$282,923	$409,759
Accounts payable and accrued expenses	193,416	195,808
Short-term borrowings	—	250,000
Current portion of long-term debt	58,372	1,278
Other	63,919	114,840
Other current liabilities of consolidated investment vehicles	684	4,097
Total current liabilities	599,314	975,782
Deferred compensation	44,756	57,339
Deferred income taxes	211,395	242,567
Other	166,095	167,544
Other liabilities of consolidated investment vehicles	3,514	3,872
Long-term debt	1,094,467	1,135,614
Long-term debt of consolidated investment vehicles	277,309	271,707
Total Liabilities	2,396,850	2,854,425

Commitments and Contingencies (Note 8)

Redeemable Noncontrolling Interests	21,549	24,031

Stockholders’ Equity
Common stock, par value $.10; authorized 500,000,000 shares; issued 131,707,918 shares and 139,874,034 shares, respectively	13,171	13,987
Additional paid-in capital	3,610,904	3,864,216
Employee stock trust	(33,245)	(32,419)
Deferred compensation employee stock trust	33,245	32,419
Retained earnings	1,757,184	1,715,395
Appropriated retained earnings for consolidated investment vehicle	9,175	12,221
Accumulated other comprehensive income, net	66,066	71,472
Total Stockholders’ Equity	5,456,500	5,677,291
Total Liabilities and Stockholders’ Equity	$7,874,899	$8,555,747
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating Revenues
Investment advisory fees:
Separate accounts	$183,426	$196,019	$365,862	$400,812
Funds	362,907	376,835	719,381	776,979
Performance fees	10,279	9,984	18,845	28,598
Distribution and service fees	81,915	85,774	163,538	177,838
Other	1,768	1,285	3,361	2,778
Total operating revenues	640,295	669,897	1,270,987	1,387,005
Operating Expenses
Compensation and benefits	302,492	257,651	572,754	558,003
Transition-related compensation	—	12,346	—	23,741
Total compensation and benefits	302,492	269,997	572,754	581,744
Distribution and servicing	145,135	160,391	314,960	341,147
Communications and technology	35,831	41,571	73,461	82,072
Occupancy	27,318	35,700	57,570	68,938
Amortization of intangible assets	3,504	5,504	7,009	11,082
Other	46,281	49,882	89,422	94,804
Total operating expenses	560,561	563,045	1,115,176	1,179,787
Operating Income	79,734	106,852	155,811	207,218
Other Non-Operating Income (Expense)
Interest income	1,718	2,982	3,654	6,037
Interest expense	(14,118)	(21,636)	(33,345)	(43,997)
Other income (expense), net, including $68,975 debt extinguishment loss in May 2012	28,655	(35,502)	(43,978)	(32,099)
Other non-operating income (loss) of consolidated investment vehicles, net	1,503	3,081	(2,631)	8,183
Total other non-operating income (expense)	17,758	(51,075)	(76,300)	(61,876)
Income Before Income Tax Provision	97,492	55,777	79,511	145,342
Income tax provision (benefit)	16,397	(1,606)	11,400	26,261
Net Income	81,095	57,383	68,111	119,081
Less: Net income (loss) attributable to noncontrolling interests	298	719	(3,228)	2,465
Net Income Attributable to Legg Mason, Inc.	$80,797	$56,664	$71,339	$116,616

Net Income per Share Attributable to Legg Mason, Inc. Common Shareholders:
Basic	$0.60	$0.39	$0.52	$0.80
Diluted	$0.60	$0.39	$0.52	$0.80

Weighted Average Number of Shares Outstanding
Basic	134,098	143,877	136,396	146,529
Diluted	134,128	143,931	136,425	146,625

Dividends Declared per Share	$0.11	$0.08	$0.22	$0.16
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net Income	$81,095	$57,383	$68,111	$119,081
Other comprehensive income:
Foreign currency translation adjustment	7,666	(46,026)	(5,469)	(32,666)
Unrealized gains on investment securities:
Unrealized holding gains, net of tax provision of $2, $124, $43 and $172, respectively	3	186	65	253
Reclassification adjustment for (gains) losses included in net income	7	—	(2)	4
Net unrealized gains on investment securities	10	186	63	257
Total other comprehensive income (loss)	7,676	(45,840)	(5,406)	(32,409)
Comprehensive Income	88,771	11,543	62,705	86,672
Less: Comprehensive income (loss) attributable to noncontrolling interests	298	719	(3,228)	2,465
Comprehensive Income Attributable to Legg Mason, Inc.	$88,473	$10,824	$65,933	$84,207
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Six Months Ended September 30,
	2012	2011
COMMON STOCK
Beginning balance	$13,987	$15,022
Stock options and other stock-based compensation	6	7
Deferred compensation employee stock trust	5	4
Deferred compensation, net	175	120
Equity Units exchanged	—	183
Employee tax withholdings by net share transactions	(29)	—
Shares repurchased and retired	(973)	(1,360)
Ending balance	13,171	13,976
ADDITIONAL PAID-IN CAPITAL
Beginning balance	3,864,216	4,111,095
Stock options and other stock-based compensation	7,173	9,800
Deferred compensation employee stock trust	1,232	1,477
Deferred compensation, net	20,846	16,487
Equity Units exchanged	—	102,831
Employee tax withholdings by net share transactions	(7,632)	—
Shares repurchased and retired	(244,098)	(398,906)
Allocation from 2.5% Convertible Senior Notes repurchase, net of tax	(30,833)	—
Ending balance	3,610,904	3,842,784
EMPLOYEE STOCK TRUST
Beginning balance	(32,419)	(34,466)
Shares issued to plans	(1,237)	(1,481)
Distributions and forfeitures	411	914
Ending balance	(33,245)	(35,033)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	32,419	34,466
Shares issued to plans	1,237	1,481
Distributions and forfeitures	(411)	(914)
Ending balance	33,245	35,033
RETAINED EARNINGS
Beginning balance	1,715,395	1,539,984
Net income attributable to Legg Mason, Inc.	71,339	116,616
Dividends declared	(29,550)	(23,695)
Ending balance	1,757,184	1,632,905
APPROPRIATED RETAINED EARNINGS FOR CONSOLIDATED INVESTMENT VEHICLE
Beginning balance	12,221	10,922
Net loss reclassified to appropriated retained earnings	(3,046)	(5,802)
Ending balance	9,175	5,120
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET
Beginning balance	71,472	93,361
Net unrealized holding gains on investment securities	63	257
Foreign currency translation adjustment	(5,469)	(32,666)
Ending balance	66,066	60,952
TOTAL STOCKHOLDERS’ EQUITY	$5,456,500	$5,555,737

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2012	2011
Cash Flows from Operating Activities
Net Income	$68,111	$119,081
2.5% Convertible Senior Notes:
Allocation of repurchase payment	(216,038)	—
Loss on extinguishment	68,975	—
Adjustments to reconcile Net Income to net cash provided by operations:
Depreciation and amortization	33,480	45,045
Imputed interest for 2.5% Convertible Senior Notes	5,839	19,230
Accretion and amortization of securities discounts and premiums, net	1,790	2,381
Stock-based compensation	27,160	25,948
Net (gains) losses on investments	(23,072)	37,846
Net losses of consolidated investment vehicles	4,063	2,198
Deferred income taxes	(6,278)	17,701
Other	2,387	901
Decrease (increase) in assets:
Investment advisory and related fees receivable	9,458	40,218
Net sales (purchases) of trading and other current investments	119,265	(44,822)
Other receivables	7,927	(3,605)
Other assets	6,030	14,419
Other assets of consolidated investment vehicles	666	22,479
Increase (decrease) in liabilities:
Accrued compensation	(126,576)	(73,968)
Deferred compensation	(12,583)	(32,134)
Accounts payable and accrued expenses	(2,348)	(18,370)
Other liabilities	(1,469)	9,186
Other liabilities of consolidated investment vehicles	(3,666)	(15,565)
Cash Provided by (Used in) Operating Activities	(36,879)	168,169
Cash Flows from Investing Activities
Payments for fixed assets	(18,316)	(14,577)
Change in restricted cash	(757)	7,705
Purchases of investment securities	(4,406)	(3,754)
Proceeds from sales and maturities of investment securities	4,000	3,590
Purchases of investments by consolidated investment vehicles	(74,172)	(113,668)
Proceeds from sales and maturities of investments by consolidated investment vehicles	81,508	123,765
Cash Provided by (Used in) Investing Activities	$(12,143)	$3,061

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2012	2011
Cash Flows from Financing Activities
Repayment of short-term borrowings	$(250,000)	$—
Repayment of 2.5% Convertible Senior Notes, net of operating allocation	(1,040,212)	—
Repayment of long-term debt	(634)	(391)
Proceeds from issuance of long-term debt	1,143,246	—
Debt issuance costs	(8,642)	—
Issuance of common stock	1,014	1,453
Repurchase of common stock	(252,732)	(400,266)
Dividends paid	(26,251)	(21,029)
Net repayments of consolidated investment vehicles	—	(18,309)
Net (redemptions/distributions paid to)/subscriptions received from noncontrolling interest holders	(2,300)	649
Cash Used in Financing Activities	(436,511)	(437,893)
Effect of Exchange Rate Changes on Cash	1,238	(15,611)
Net Decrease in Cash and Cash Equivalents	(484,295)	(282,274)
Cash and Cash Equivalents at Beginning of Period	1,382,263	1,375,918
Cash and Cash Equivalents at End of Period	$897,968	$1,093,644

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts or unless otherwise noted)
September 30, 2012
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

The information contained in the interim consolidated financial statements should be read in conjunction with Legg Mason's latest Annual Report on Form 10-K filed with the SEC.

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

Restructuring Costs
In May 2010, Legg Mason's management committed to a plan to streamline its business model as further described in Note 11. The streamlining initiative was completed as of March 31, 2012. The costs associated with this initiative primarily related to employee termination benefits, incentives to retain employees during the transition period, charges for consolidating leased office space, and contract termination costs. Termination benefits, including severance and retention incentives, were recorded as Transition-related compensation in the Consolidated Statements of Income. These compensation items required employees to provide future service and were therefore expensed ratably over the required service period. Contract termination and other costs were expensed when incurred.

New Capital Plan
In May 2012, Legg Mason implemented a new capital plan for the refinancing/restructuring of debt, the completion of the existing share repurchase authorization, and the authorization of further share repurchases. As a result, Net Income Attributable to Legg Mason, Inc. for the six months ended September 30, 2012, includes a pre-tax loss on debt extinguishment of $68,975 and a net reduction in outstanding debt obligations of $350,000. See Notes 6 and 9 for further details.

Income Taxes
In July 2011, The U.K. Finance Act 2011 was enacted, which reduced the main U.K. corporate tax rate from 27% to 26% effective April 1, 2011, and from 26% to 25% effective April 1, 2012. In July 2012, The U.K. Finance Act 2012 was enacted, further reducing the main U.K. corporate tax rate to 24% effective April 1, 2012 and 23% effective April 1, 2013. The reductions in the U.K. corporate tax rate resulted in tax benefits of $18,075 and $18,268, recognized in the quarters ended September 30, 2012 and 2011, respectively, as a result of the revaluation of existing deferred tax assets and liabilities at the new rates. As a result of the revaluation adjustments, the effective tax rate for the three and six months ended September 30, 2012, was reduced by 18.5 percentage points and 22.7 percentage points, respectively. Similarly, the effective tax rate for the three and six months ended September 30, 2011, was reduced by 32.8 percentage points and 12.6 percentage points, respectively.

Noncontrolling Interests
Noncontrolling interests related to consolidated investment vehicles ("CIVs") are classified as redeemable noncontrolling interests if investors in these funds may request withdrawals at any time. There are no nonredeemable noncontrolling interests as of September 30, 2012, March 31, 2012, or September 30, 2011. As noted above, Net income (loss) attributable to noncontrolling interests in the Consolidated Statements of Income also includes Net income (loss) reclassified to Appropriated retained earnings for consolidated investment vehicle in the Consolidated Balance Sheets.

Net income (loss) attributable to noncontrolling interests for the three and six months ended September 30, 2012 and 2011, included the following amounts:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net income (loss) attributable to redeemable noncontrolling interests	$479	$4,376	$(182)	$8,267
Net loss reclassified to Appropriated retained earnings for consolidated investment vehicle	(181)	(3,657)	(3,046)	(5,802)
Total	$298	$719	$(3,228)	$2,465

Redeemable noncontrolling interests as of and for the six months ended September 30, 2012 and 2011, were as follows:

	Six Months Ended September 30,
	2012	2011
Balance, beginning of period	$24,031	$36,712
Net income (loss) attributable to redeemable noncontrolling interests	(182)	8,267
Net (redemptions/distributions paid to)/subscriptions received from noncontrolling interest holders	(2,300)	649
Balance, end of period	$21,549	$45,628

Recent Accounting Developments
In July 2012, the FASB updated the guidance on the annual indefinite-lived intangible asset tests for impairment. The update permits companies to assess qualitative factors to determine if it is more likely than not that the fair value of the intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the currently required quantitative fair value assessment. This update will be effective for Legg Mason in fiscal 2014, if not adopted early. This update is not expected to have a material effect on Legg Mason's recorded indefinite-lived assets, and Legg Mason is still evaluating its adoption.

3. Fair Values of Assets and Liabilities

The disclosures below include details of Legg Mason's assets and liabilities that are measured at fair value, excluding the assets and liabilities of CIVs. See Note 12, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the assets and liabilities of CIVs that are measured at fair value.

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

	As of September 30, 2012
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash equivalents(1):
Money market funds	$535,977	$—	$—	$535,977
Time deposits	—	102,481	—	102,481
Total cash equivalents	535,977	102,481	—	638,458
Investment securities:
Trading investments relating to long-term incentive compensation plans(2)	92,999	—	—	92,999
Trading proprietary fund products and other investments(3)	119,940	79,304	—	199,244
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments(4)(5)	12,402	38,005	11,705	62,112
Total current investments	225,341	117,309	11,705	354,355
Available-for-sale investment securities(6)	2,102	10,290	12	12,404
Investments in partnerships, LLCs and other(6)	1,008	2,517	28,041	31,566
Equity method investments in partnerships and LLCs(4)(6)	1,375	4	129,294	130,673
Derivative assets:
Currency and market hedges	939	—	—	939
Other investments(6)	—	—	119	119
	$766,742	$232,601	$169,171	$1,168,514
Liabilities:
Derivative liabilities:
Currency and market hedges	$(907)	$—	$—	$(907)

	As of March 31, 2012
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash equivalents(1):
Money market funds	$893,738	$—	$—	$893,738
Time deposits	—	88,289	—	88,289
Total cash equivalents	893,738	88,289	—	982,027
Investment securities:
Trading investments relating to long-term incentive compensation plans(2)	111,257	—	—	111,257
Trading proprietary fund products and other investments(3)	143,002	79,583	—	222,585
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments(4)(5)	11,565	54,934	11,778	78,277
Total current investments	265,824	134,517	11,778	412,119
Available-for-sale investment securities(6)	2,091	9,810	12	11,913
Investments in partnerships, LLCs and other(6)	851	5,351	28,763	34,965
Equity method investments in partnerships and LLCs(4)(6)	1,415	1,348	166,438	169,201
Derivative assets:
Currency and market hedges	84	—	—	84
Other investments(6)	—	—	112	112
	$1,164,003	$239,315	$207,103	$1,610,421
Liabilities:
Derivative liabilities:
Currency and market hedges	$(886)	$—	$—	$(886)

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

(3)
Trading proprietary fund products and other investments primarily represent mutual funds that are invested approximately 52% and 48% in equity and debt securities, respectively, as of both September 30, 2012 and March 31, 2012.

(4)
Substantially all of Legg Mason's equity method investments are investment companies which record their underlying investments at fair value.  Fair value is measured using Legg Mason's share of the investee's underlying net income or loss, which is predominately representative of fair value adjustments in the investments held by the equity method investee.

(5)
Includes investments under the equity method (which approximates fair value) relating to long-term incentive compensation plans of $38,005 and $54,934 as of September 30, 2012 and March 31, 2012, respectively, and proprietary fund products and other investments of $24,107 and $23,343 as of September 30, 2012 and March 31, 2012, respectively, which are classified as Investment securities on the Consolidated Balance Sheets.

(6)	Amounts are included in Other non-current assets on the Consolidated Balance Sheets for each of the periods presented.

Substantially all of the above financial instruments where valuation methods rely on other than observable market inputs as a significant input utilize the equity method, the cost method, or NAV practical expedient, such that measurement uncertainty has little relevance.

The changes in financial assets measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended September 30, 2012 and 2011, are presented in the tables below:

	Value as of June 30, 2012	Purchases	Sales	Redemptions/Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of September 30, 2012
Assets:
Equity method investments in proprietary fund products	$11,296	$—	$—	$—	$—	$409	$11,705
Investments in partnerships, LLCs and other	28,513	—	(788)	(415)	—	731	28,041
Equity method investments in partnerships and LLCs	160,602	122	(204)	(45,488)	—	14,262	129,294
Other investments	128	—	—	—	—	3	131
	$200,539	$122	$(992)	$(45,903)	$—	$15,405	$169,171

	Value as of June 30, 2011	Purchases	Sales	Redemptions/Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of September 30, 2011
Assets:
Trading proprietary fund products and other investments	$280	$—	$(100)	$—	$—	$(1)	$179
Equity method investments in proprietary fund products	12,240	—	—	—	—	(635)	11,605
Investments in partnerships, LLCs and other	21,952	7,038	—	—	—	(521)	28,469
Equity method investments in partnerships and LLCs	143,107	24,174	(1,636)	(619)	—	(4,364)	160,662
Other investments	1,254	—	—	(159)	—	(962)	133
	$178,833	$31,212	$(1,736)	$(778)	$—	$(6,483)	$201,048

	Value as of March 31, 2012	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of September 30, 2012
Assets:
Equity method investments in proprietary fund products	$11,778	$—	$—	$—	$—	$(73)	$11,705
Investments in partnerships, LLCs and other	28,763	—	(788)	(566)	—	632	28,041
Equity method investments in partnerships and LLCs	166,438	212	(842)	(52,066)	—	15,552	129,294
Other investments	124	—	—	—	—	7	131
	$207,103	$212	$(1,630)	$(52,632)	$—	$16,118	$169,171

	Value as of March 31, 2011	Purchases	Sales	Redemptions/Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of September 30, 2011
Assets:
Trading proprietary fund products and other investments	$11,378	$—	$(11,741)	$—	$—	$542	$179
Equity method investments in proprietary fund products	12,167	—	—	—	—	(562)	11,605
Investments in partnerships, LLCs and other	22,167	6,932	—	(109)	—	(521)	28,469
Equity method investments in partnerships and LLCs	153,931	25,504	(3,293)	(12,697)	—	(2,783)	160,662
Other investments	282	—	—	(159)	—	10	133
	$199,925	$32,436	$(15,034)	$(12,965)	$—	$(3,314)	$201,048

Realized and unrealized gains and losses recorded for Level 3 investments are included in Other income (expense) on the Consolidated Statements of Income. Total unrealized gains (losses) for Level 3 investments relating only to those assets still held at the reporting date were $15,145 and $(6,487) for the three months ended September 30, 2012 and 2011, respectively. Total unrealized gains (losses) for Level 3 investments relating only to those assets still held at the reporting date were $16,429 and $(5,419) for the six months ended September 30, 2012 and 2011, respectively.

There were no material transfers between Level 1 and Level 2 during the three or six months ended September 30, 2012 and 2011.

As a practical expedient, Legg Mason relies on the NAV of certain investments as their fair value.  The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the reporting date.  The following table summarizes, as of September 30, 2012, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

		Fair Value Determined Using NAV				As of September 30, 2012
Category of Investment	Investment Strategy	September 30, 2012		March 31, 2012		Unfunded Commitments	Remaining Term
Funds-of-hedge funds	Global macro, fixed income, long/short equity, natural resources, systematic, emerging market, European hedge	$46,184	(1)	$51,251	(2)	n/a	n/a
Hedge funds	Fixed income - developed market, event driven, fixed income - hedge, relative value arbitrage, European hedge	25,163		25,460		$20,000	n/a
Private equity funds	Long/short equity	27,002	(3)	27,927	(3)	6,140	Up to 8 years
Private fund	Fixed income, residential and commercial mortgage-backed securities	63,849		89,323		n/a	6 years, subject to two one-year extensions (4)
Other	Various	2,330		2,450		n/a	Various (5)
Total		$164,528	(6)	$196,411	(6)	$26,140
n/a-not applicable

(1)	59% monthly redemption; 41% quarterly redemption, of which 38% is subject to two-year lock-up, which expires in June 2013.

(2)	63% monthly redemption; 37% quarterly redemption, of which 36% is subject to two-year lock-up, which expires in June 2013.
(3)    Liquidations are expected over the remaining term.
(4) Upon liquidation of the fund, Legg Mason's investment is expected to be fully redeemed in the quarter ended December 31, 2012.

(5)	Of this balance, 4% has a remaining term of less than one year and 96% has a remaining term of 20 years.

(6)	Comprised of approximately 15% and 85% of Level 2 and Level 3 assets, respectively, as of September 30, 2012 and 13% and 87% of Level 2 and Level 3 assets, respectively, as of March 31, 2012.

There are no current plans to sell any of these investments held as of September 30, 2012.

4. Fixed Assets

Fixed assets consist of equipment, software and leasehold improvements.  Equipment consists primarily of communications and technology hardware and furniture and fixtures.  Software includes purchased software and internally developed software. Fixed assets are reported at cost, net of accumulated depreciation and amortization.  The following table reflects the components of fixed assets as of:

	September 30, 2012	March 31, 2012
Equipment	$156,471	$155,173
Software	216,043	205,760
Leasehold improvements	245,983	242,566
Total cost	618,497	603,499
Less: accumulated depreciation and amortization	(388,515)	(364,088)
Fixed assets, net	$229,982	$239,411

Depreciation and amortization expense included in operating income was $12,896 and $16,662 for the three months ended September 30, 2012 and 2011, respectively, and $26,471 and $33,963 for the six months ended September 30, 2012 and 2011, respectively.

5. Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of:

	September 30, 2012	March 31, 2012
Amortizable asset management contracts
Cost	$205,880	$206,411
Accumulated amortization	(179,452)	(172,974)
Net	26,428	33,437
Indefinite–life intangible assets
Fund management contracts	3,753,688	3,753,629
Trade names	69,800	69,800
	3,823,488	3,823,429
Intangible assets, net	$3,849,916	$3,856,866

As of September 30, 2012, amortizable asset management contracts are being amortized over a weighted-average remaining life of 2.6 years.

Estimated amortization expense for each of the next five fiscal years is as follows:

Remaining 2013	$7,010
2014	11,835
2015	2,920
2016	2,663
2017	2,000
Thereafter	—
Total	$26,428

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

The change in the carrying value of goodwill is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value
Balance as of March 31, 2012	$2,436,945	$(1,161,900)	$1,275,045
Impact of excess tax basis amortization	(10,792)	—	(10,792)
Other, including changes in foreign exchange rates	(8,107)	—	(8,107)
Balance as of September 30, 2012	$2,418,046	$(1,161,900)	$1,256,146

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
The new $500,000 revolving credit facility may be increased by an aggregate amount of up to $250,000, subject to the approval of the lenders, and expires in June 2017. The new revolving credit facility has an interest rate of LIBOR plus 150 basis points and an annual commitment fee of 20 basis points. The interest rate may change in the future based on changes in Legg Mason's credit ratings. This revolving credit facility is available to fund working capital needs and for general corporate purposes. There were no borrowings outstanding under this facility as of September 30, 2012.
The revolving credit facility and term loan have standard financial covenants, including a maximum net debt to EBITDA ratio (as defined in the documents) of 2.5 to 1 and minimum EBITDA to interest ratio (as defined in the documents) of 4.0 to 1. As of September 30, 2012, Legg Mason's net debt to EBITDA ratio was 1.4 to 1 and EBITDA to interest expense ratio was 12.4 to 1, and therefore, Legg Mason has maintained compliance with the applicable covenants.
Five-year Term Loan
The $500,000 term loan entered into in conjunction with the unsecured credit agreement noted above can be repaid at any time and will be due in four annual installments of $50,000, beginning in June 2013, with the remainder to be repaid at maturity in June 2017. The term loan bears interest at LIBOR plus 150 basis points, which may change in the future based on changes in Legg Mason's credit ratings. The effective interest rate as of September 30, 2012 was 1.7%.
5.5% Senior Notes
The $650,000 5.5% Senior Notes (the "Senior Notes") due May 2019, were sold at a discount of $6,754, which is being amortized to interest expense over the seven-year term. The Senior Notes are subject to certain nonfinancial covenants and registration rights, which if not complied with, requires additional interest up to 0.50% over the stated rate. As of September 30, 2012, the interest rate was 5.75%, which includes 0.25% associated with the registration status of the Senior Notes. The Senior Notes can be redeemed at any time prior to their scheduled maturity, in part or in aggregate, at the greater of the related principal amount at that time or the sum of the remaining scheduled payments discounted at the Treasury rate (as defined) plus 0.50%, together with any related accrued and unpaid interest.
2.5% Convertible Senior Notes and Related Hedge Transactions
The terms of the repurchase of the Notes in May 2012 noted above included their repayment at par plus accrued interest, a prepayment fee of $6,250, and a non-cash exchange of warrants (the “Warrants”) to the holders of the Notes that replicate and extend the contingent conversion feature of the Notes. The cash payment of $1,256,250 to repurchase the Notes was allocated between their liability and equity components based on a liability fair value of $1,193,971, determined using a then current market interest rate of 4.1%, resulting in a loss on debt extinguishment of $68,975, including $7,851 of accelerated deferred issue costs. The remaining balance of the cash payment was allocated to the equity component of the Notes for a $62,279 reduction of additional paid-in capital, offset by related tax benefits of $31,446. The $1,193,971 amount of cash repurchase payment allocated to the liability component of the Notes upon their extinguishment exceeds the initial allocated value at issuance of $977,933, requiring the Consolidated Statements of Cash Flows for the six months ended September 30, 2012 to include an allocation of the $216,038 excess to operating activities.
The Warrants issued to the holders of the Notes in connection with the repurchase of the Notes provide for the purchase, in the aggregate and subject to adjustment, of 14,205 shares of Legg Mason common stock, on a net share settled basis, at an exercise price of $88 per share. Upon exercise of the Warrants, Legg Mason will be required to deliver to the holders of the Warrants, at its election, either shares of its common stock or cash, in an amount based on the excess of the market price per share of its common stock over the exercise price of the Warrants. The Warrants expire in July 2017. Legg Mason has had the ability to settle its obligations under the Warrants with Legg Mason common stock. Accordingly, the Warrants are accounted for as equity.
In connection with the extinguishment of the Notes, the hedge transactions (purchased call options and warrants) executed in connection with the initial issuance of the Notes were also terminated.
The accreted value of long-term debt consists of the following:

	September 30, 2012			March 31, 2012
	Current Accreted Value	Unamortized Discount	Maturity Amount	Accreted Value
5.5% senior notes	$643,590	$6,410	$650,000	$—
Five-year term loan	500,000	—	500,000	—
Other term loans	9,249	—	9,249	9,883
2.5% convertible senior notes	—	—	—	1,127,009
Subtotal	1,152,839	6,410	1,159,249	1,136,892
Less: current portion	58,372	—	58,372	1,278
Total	$1,094,467	$6,410	$1,100,877	$1,135,614

As of September 30, 2012, the aggregate maturities of long-term debt, based on their contractual terms, are as follows:

Remaining 2013	$8,373
2014	50,438
2015	50,438
2016	50,000
2017	50,000
Thereafter	950,000
Total	$1,159,249

At September 30, 2012, the estimated fair value of long-term debt was $1,206,218, and is classified as Level 2 in the fair value hierarchy.

Prior to the repurchase of the Notes in May 2012, as previously discussed, Legg Mason was accreting the carrying value of the Notes to the principal amount at maturity using an interest rate of 6.5% (the effective borrowing rate for non-convertible debt at the time of issuance) over its expected life of seven years, resulting in interest expense of $9,741 for the three months ended September 30, 2011, and $5,839 and $19,230 for the six months ended September 30, 2012 and 2011, respectively.

7.  Stock-Based Compensation

Legg Mason's stock-based compensation includes stock options, employee stock purchase plans, restricted stock awards and units, performance shares payable in common stock, and deferred compensation payable in stock. Shares available for issuance under the active equity incentive stock plan as of September 30, 2012, were 10,543. Options under Legg Mason’s employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in equal increments over four to five years and expire within eight to ten years from the date of grant.

Compensation expense relating to stock options for the three months ended September 30, 2012 and 2011, was $2,619 and $3,500, respectively, and for the six months ended September 30, 2012 and 2011, was $5,902 and $7,681, respectively.

Stock option transactions during the six months ended September 30, 2012, and 2011, respectively, are summarized below:

	Six Months Ended September 30,
	2012		2011
	Number of shares	Weighted-average exercise price per share	Number of shares	Weighted-average exercise price per share
Options outstanding at March 31	5,624	$57.78	5,419	$59.82
Granted	966	23.72	810	33.99
Exercised	(1)	23.72	(8)	25.76
Canceled/forfeited	(578)	56.37	(305)	47.95
Options outstanding at September 30	6,011	$52.44	5,916	$56.95

At September 30, 2012, options were exercisable on 3,586 shares, with a weighted-average exercise price of $68.60 and a weighted-average remaining contractual life of 3.1 years. Unamortized compensation cost related to unvested options (2,425 shares) at September 30, 2012, was $22,912 and is expected to be recognized over a weighted-average period of 1.8 years.

The weighted-average fair value of stock option grants during the six months ended September 30, 2012 and 2011, using the Black-Scholes option pricing model, was $9.47 and $13.13 per share, respectively.

The following weighted-average assumptions were used in the model for grants in fiscal 2013 and 2012:

	Six Months Ended September 30,
	2012	2011
Expected dividend yield	1.44%	1.39%
Risk-free interest rate	0.81%	1.95%
Expected volatility	51.80%	47.16%
Expected life (in years)	5.02	5.12

Compensation expense relating to restricted stock and restricted stock units for the three months ended September 30, 2012 and 2011, was $11,715 and $8,533, respectively, and for the six months ended September 30, 2012 and 2011, was $21,022 and $16,608, respectively.

Compensation expense for the three and six months ended September 30, 2012 includes approximately $1,800 of accelerated stock-based net compensation costs associated with Legg Mason's Chief Executive Officer stepping down in September 2012.

Restricted stock and restricted stock unit transactions during the six months ended September 30, 2012 and 2011, respectively, are summarized below:

	Six Months Ended September 30,
	2012		2011
	Number of shares	Weighted-average grant date value	Number of shares	Weighted-average grant date value
Unvested shares at March 31	2,873	$33.83	2,637	$33.01
Granted	2,183	24.04	1,315	33.79
Vested	(903)	32.26	(700)	33.86
Canceled/forfeited	(37)	29.74	(42)	33.06
Unvested shares at September 30	4,116	$29.02	3,210	$33.14

Unamortized compensation cost related to unvested restricted stock and restricted stock unit awards at September 30, 2012 of $92,112 is expected to be recognized over a weighted-average period of 1.8 years. In connection with the change in Legg

Mason's Chief Executive Officer, in September 2012 325 shares of restricted stock were granted to certain executives and key employees, with an aggregate value of $8,400. These shares vest on March 31, 2014, and are intended to retain and motivate these employees.

Compensation expense relating to the stock purchase plan and deferred compensation payable in stock for the three months ended September 30, 2012 and 2011, was $92 and $109, respectively, and for the six months ended September 30, 2012 and 2011, was $236 and $284, respectively.

During the six months ended September 30, 2012 and 2011, non-employee directors were granted 16 and 12 restricted stock units and 35 and 31 shares of common stock at a fair value of $1,250 and $1,375, respectively. As of September 30, 2012 and 2011, non-employee directors held 112 and 193 stock options, respectively, which are included in the outstanding options presented in the table above. As of September 30, 2012 and 2011, non-employee directors held 90 and 74 restricted stock units, respectively, which vest on the grant date and are, therefore, not included in the unvested shares of restricted stock and restricted stock units in the table above. During the six months ended September 30, 2012 and 2011, non-employee directors did not exercise any stock options and no restricted stock units were distributed. During the six months ended September 30, 2012 and 2011, there were 72 and 27 non-employee director stock options canceled or forfeited, respectively.

During fiscal 2012, Legg Mason established a long-term incentive plan (the "LTIP") under its equity incentive plan, which provides an additional element of compensation that is based on performance. Under the LTIP, executive officers were granted cash value performance units in the June 2011 quarter and the September 2012 quarter that will vest at the end of their respective three year periods based upon Legg Mason's cumulative adjusted earnings per share over the respective periods. Awards granted under the LTIP may be settled in cash and/or shares of Legg Mason common stock, at the discretion of Legg Mason. The estimated payout amounts of the awards, if any, are expensed over the future vesting periods based on a probability assessment of the expected outcome under the LTIP provisions.

As part of the Company's streamlining initiative, as further discussed in Note 11, the employment of certain recipients of stock option and restricted stock awards has been terminated. The termination benefits extended to these employees included accelerated vesting of their unvested equity incentive awards to January 1, 2012, which precedes dates under the original terms of the awards. The portion of the awards subject to accelerated vesting was revalued and expensed over the new vesting period, the impact of which is included above in fiscal year 2012.

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

As of September 30, 2012, the minimum annual aggregate rentals under operating leases and service agreements are as follows:

Remaining 2013	$75,216
2014	125,876
2015	115,892
2016	103,671
2017	93,843
Thereafter	510,693
Total	$1,025,191

The minimum rental commitments shown above have not been reduced by $158,496 for minimum sublease rentals to be received in the future under non-cancelable subleases, of which approximately 46% is due from one counterparty.  If a sub-tenant defaults on a sublease, Legg Mason may incur operating charges to reflect expected future sublease rentals at reduced amounts, as a result of the current commercial real estate market.

The above minimum rental commitments include $930,855 in real estate and equipment leases and $94,336 in service and maintenance agreements.

As of September 30, 2012, Legg Mason had commitments to invest approximately $36,891 in limited partnerships that make private investments. These commitments are expected to be funded as required through the end of the respective investment periods ranging through fiscal 2018.

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

In a transaction with Citigroup in December 2005, Legg Mason transferred to Citigroup the subsidiaries that constituted its Private Client/Capital Markets ("PC/CM") businesses, thus transferring the entities that would have primary liability for most of the customer complaint, litigation and regulatory liabilities and proceedings arising from those businesses. However, as part of that transaction, Legg Mason agreed to indemnify Citigroup for most customer complaint, litigation and regulatory liabilities of Legg Mason's former PC/CM businesses that result from pre-closing events. While the ultimate resolution of these matters cannot be determined based on current information, after consultation with legal counsel, management believes that any accrual or range of reasonably possible losses as of September 30, 2012 and 2011, is not material. Similarly, although Citigroup transferred to Legg Mason the entities that would be primarily liable for most customer complaint, litigation and regulatory liabilities and proceedings of the CAM business, Citigroup has agreed to indemnify Legg Mason for most customer complaint, litigation and regulatory liabilities of the CAM business that result from pre-closing events.

One of Legg Mason's asset management subsidiaries was named as the defendant in a lawsuit filed by a former institutional client in late August 2011. The complaint alleges breach of contract and breach of fiduciary duty arising from investments in the former client's account allegedly being inconsistent with the account's objectives, and seeks damages in excess of $90,000. Legg Mason believes that the claims are without merit and intends to defend the matter vigorously. Discovery in the case is ongoing, and a pretrial conference, previously scheduled for April 2013, has been moved to July 2013. Because of the preliminary status of the matter, Legg Mason cannot estimate the possible loss or range of loss from this matter, if any. In addition, although Legg Mason believes that this matter would likely be covered by insurance policies that may substantially mitigate the amount of any eventual loss, as is not unusual with litigation at this point in the process, there can be no assurance the action will not have a material effect on Legg Mason's financial position, results of operations or cash flows.

Another matter relates to two related regulatory investigations of one of Legg Mason's asset management subsidiaries regarding its compliance with applicable legal requirements with respect to an investment made for certain client accounts. Legg Mason believes that it handled the investment appropriately and is continuing discussions to resolve the matter. Although the ultimate resolution is unknown, Legg Mason has reserved $4 million as a probable outcome. Legg Mason also believes this matter would likely be covered by insurance policies that may substantially mitigate the amount of any eventual loss, but as is not unusual with regulatory proceedings at this point in the process, there can be no assurance that this matter will not have a material effect on Legg Mason's financial position, results of operations or cash flows.

Legg Mason cannot estimate the reasonably possible additional loss or range of loss associated with the ultimate resolution of the two matters above, or certain other matters described above as customer complaints, legal actions, inquires, proceedings and investigations. The inability to provide a reasonably possible amount or range of losses is not because there is uncertainty as to the ultimate outcome of a matter, but because liability and damage issues have not developed to the point where Legg Mason can conclude that there is both a reasonable possibility of a loss and a meaningful amount or range of possible losses.

There are numerous aspects to customer complaints, legal actions, inquiries, proceedings and investigations that prevent Legg Mason from estimating a related amount or range of reasonably possible losses. These aspects include, among other things, the very nature of the matters; that significant relevant facts are not known, are uncertain or are in dispute; and that damages sought are not specified, are uncertain, unsupportable or unexplained. In addition, for legal actions, discovery may not yet have started, may not be complete or may not be conclusive, and meaningful settlement discussions may not have occurred. Further, for regulatory matters, investigations may run their course without any clear indication of wrongdoing or fault until their conclusion.

In management's opinion, an adequate accrual has been made as of September 30, 2012, to provide for any probable losses that may arise from matters for which the Company could reasonably estimate an amount. Legg Mason's financial condition, results of operations and cash flows could be materially affected during a period in which a matter is ultimately resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period-to-period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution or insurance reimbursement.

9. Earnings Per Share

Basic earnings per share ("EPS") is calculated by dividing Net Income Attributable to Legg Mason, Inc. by the weighted-average number of shares outstanding. The calculation of weighted-average shares includes common shares and unvested restricted shares deemed to be participating securities. Diluted EPS is similar to basic EPS, but adjusts for the effect of potentially issuable common shares, except when inclusion is antidilutive.

In May 2012, as part of a new capital plan, Legg Mason's Board of Directors authorized $1,000,000 for additional purchases of Legg Mason common stock, as well as the completion of the repurchase of the then remaining approximate $155,000 of Legg Mason common stock previously authorized. The new capital plan authorizes using up to 65% of cash generated from future operations, beginning in fiscal 2013, to purchase shares of Legg Mason common stock.

During the three and six months ended September 30, 2012, Legg Mason purchased and retired 3,554 and 9,727 shares of its common stock for $90,071 and $245,071, respectively, through open market purchases, which completed the repurchase of its common stock under the previous authorization, and began purchases under the new authorization. These repurchases reduced weighted-average shares outstanding by 7,718 and 4,953 shares for the three and six months ended September 30, 2012, respectively. The par value of the shares repurchased is charged to common stock, with the excess of the purchase price over par first charged against additional paid-in capital, with the remaining balance, if any, charged against retained earnings.

In connection with the change in its Chief Executive Officer in September 2012, Legg Mason issued 325 shares of restricted stock, during the three months ended September 30, 2012 to certain executives and key employees to retain and motivate these employees. During the six months ended September 30, 2012, Legg Mason issued 2,167 shares of restricted stock related to its annual incentive awards and the retention awards mentioned above. Of the shares issued in the six month period, 1,917 and 1,427 shares are included in weighted-average shares outstanding for the three and six months ended September 30, 2012, respectively. Legg Mason issued 56 and 1,303 shares, respectively, of restricted stock related to its annual incentive awards, during the three and six months ended September 30, 2011. Of the shares issued in the six month period, 1,286 and 960 shares are included in weighted-average shares outstanding for the three and six months ended September 30, 2011, respectively.

In June 2011, Legg Mason issued 1,830 shares of common stock upon the exercise of purchase contracts on the remaining outstanding Equity Units issued in May 2008. Of these shares, 1,830 and 930 shares are included in weighted-average shares outstanding for the three and six months ended September 30, 2011.

The following table presents the computations of basic and diluted EPS:

	Three Months Ended September 30,
	2012		2011
	Basic	Diluted	Basic	Diluted
Weighted-average basic shares outstanding	134,098	134,098	143,877	143,877
Potential common shares:
Employee stock options	—	30	—	54
Weighted-average diluted shares	134,098	134,128	143,877	143,931
Net Income	$81,095	$81,095	$57,383	$57,383
Less: Net income attributable to noncontrolling interests	298	298	719	719
Net Income Attributable to Legg Mason, Inc.	$80,797	$80,797	$56,664	$56,664
Net Income per Share Attributable to Legg Mason, Inc. Common Shareholders	$0.60	$0.60	$0.39	$0.39

	Six Months Ended September 30,
	2012		2011
	Basic	Diluted	Basic	Diluted
Weighted-average basic shares outstanding	136,396	136,396	146,529	146,529
Potential common shares:
Employee stock options	—	29	—	96
Weighted-average diluted shares	136,396	136,425	146,529	146,625
Net Income	$68,111	$68,111	$119,081	$119,081
Less: Net income (loss) attributable to noncontrolling interests	(3,228)	(3,228)	2,465	2,465
Net Income Attributable to Legg Mason, Inc.	$71,339	$71,339	$116,616	$116,616
Net Income per Share Attributable to Legg Mason, Inc. Common Shareholders	$0.52	$0.52	$0.80	$0.80

The diluted EPS calculation for the three and six months ended September 30, 2012 and 2011, excludes any potential common shares issuable under the Notes extinguished in May 2012, or the Warrants exchanged for the Note conversion feature, because the market price of Legg Mason common stock had not exceeded the price at which conversion/exercise would be dilutive using the treasury stock method. Also, for the three and six months ended September 30, 2011, warrants issued in connection with the convertible note hedge transactions associated with the issuance of the 2.5% Convertible Senior Notes are excluded from the calculation of diluted earnings per share because the effect would be antidilutive.

Options to purchase 6,011 and 5,379 shares for the three months ended September 30, 2012 and 2011, respectively, and 5,897 and 7,144 shares for the six months ended September 30, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because the presumed proceeds from exercising such options, including related income tax benefits, exceed the average price of the common shares for the period and therefore the options are deemed antidilutive.

10. Derivatives and Hedging

The disclosures below detail Legg Mason’s derivatives and hedging activities excluding the derivatives and hedging activities of CIVs. See Note 12, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the derivatives and hedging of CIVs.

Legg Mason uses currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, euro, Japanese yen, Singapore dollar, and British pound. In the Consolidated Balance Sheets, Legg Mason nets the fair value of certain foreign currency forwards executed with the same counterparty where Legg Mason has both the legal right and intent to settle the contracts on a net basis. Legg Mason has not designated any derivatives as hedging instruments during the periods ended September 30, 2012, March 31, 2012, and September 30, 2011.

Legg Mason also uses market hedges on certain seed capital investments by entering into futures contracts to sell index funds that benchmark the hedged seed capital investments. Open futures contracts required cash collateral of $2,317 and $1,919 as of September 30, 2012 and March 31, 2012, respectively.

The following table presents the fair values as of September 30, 2012 and March 31, 2012, classified as Other assets and Other liabilities, of derivative instruments not designated as hedging instruments for accounting purposes:

	September 30, 2012		March 31, 2012
	Assets	Liabilities	Assets	Liabilities
Currency forward contracts	$527	$897	$38	$685
Futures contracts	412	10	46	201
Total	$939	$907	$84	$886

The following table presents gains (losses) recognized on derivative instruments for the three and six months ended September 30, 2012 and 2011:

		Three months ended September 30,
		2012		2011
	Income Statement Classification	Gains	Losses	Gains	Losses
Currency forward contracts for:
Operating activities	Other expense	$314	$(1,132)	$5,047	$(2,835)
Seed capital investments	Other non-operating income (expense)	8	(258)	401	(29)
Futures contracts for seed capital investments	Other non-operating income (expense)	434	(1,352)	5,964	(566)
Total		$756	$(2,742)	$11,412	$(3,430)

		Six months ended September 30,
		2012		2011
	Income Statement Classification	Gains	Losses	Gains	Losses
Currency forward contracts for:
Operating activities	Other expense	$1,297	$(1,087)	$4,805	$(3,456)
Seed capital investments	Other non-operating income (expense)	143	(136)	299	(65)
Futures contracts for seed capital investments	Other non-operating income (expense)	1,422	(1,868)	6,294	(729)
Total		$2,862	$(3,091)	$11,398	$(4,250)

11. Restructuring

In May 2010, Legg Mason announced a plan to streamline its business model to drive increased profitability and growth that primarily involved transitioning certain shared services to its investment affiliates which are closer to actual client relationships.  This plan involved headcount reductions in operations, technology, and other administrative areas, which were partially offset by headcount increases at the affiliates, and enabled Legg Mason to eliminate a portion of its corporate office space that was primarily dedicated to operations and technology employees.  The initiative was completed as of March 31, 2012.

Total transition-related costs were $127,500, including non-cash charges of $30,841, through completion of the plan in

March 2012. Of the total transition-related costs incurred, $79,686 were related to charges for employee termination benefits and retention incentives during the transition period, and were recorded in Transition-related compensation in the Consolidated Statements of Income. The remainder represents other costs, including charges for consolidating leased office space, early contract terminations, asset disposals, and professional fees, which were recorded in the appropriate operating expense classifications. Charges for transition-related costs were $15,138 and $28,858 for the three and six months ended September 30, 2011, respectively, which primarily represent costs for severance and retention incentives.

The table below presents a summary of changes in the transition-related liability from March 31, 2011 through September 30, 2012:

	Severance and retention incentives	Lease loss accruals and other		Total
Balance as of March 31, 2011	$23,211	$5,835		$29,046
Accrued charges	29,096	25,916	(1)	55,012
Payments	(51,140)	(16,121)		(67,261)
Balance as of March 31, 2012	1,167	15,630		16,797
Payments and other	(1,165)	(9,209)		(10,374)
Balance as of September 30, 2012	$2	$6,421		$6,423

(1)	Includes lease loss accruals of $17,983 for space permanently abandoned.

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
Legg Mason concluded it was the primary beneficiary of one sponsored investment fund VIE, and also held a controlling financial interest in one sponsored investment fund VRE, both of which were consolidated as of September 30, 2012, March 31, 2012 and September 30, 2011. Effective December 31, 2011, a controlling financial interest of $20,814 in a second sponsored investment fund VRE, previously consolidated by Legg Mason, was redeemed. Accordingly, the fund was deconsolidated by Legg Mason and the fund's balance sheet amounts have been excluded from Legg Mason's consolidated balance sheet as of March 31, 2012, but income statement and cash flow amounts for the fund have been included in Legg Mason's consolidated income and cash flow statements for the six months ended September 30, 2011.
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

Legg Mason concluded that it was the primary beneficiary of one of two CLOs in which it has a variable interest. Although it holds no equity interest in either of these investment vehicles, it had both the power to control and had a significant variable interest in one CLO because of the level of its expected subordinated fees. As of September 30, 2012, March 31, 2012 and September 30, 2011, the balances related to this CLO were consolidated on the Company's consolidated financial statements. Under the terms of the original collateral management agreement, this CLO has now concluded its reinvestment period, with purchases of new collateral assets precluded and future proceeds may be applied to the reduction of its debt. The other CLO is not consolidated as its level of expected subordinated fees is insignificant.
Legg Mason's investment in CIVs as of September 30, 2012 and March 31, 2012, was $36,821 and $38,919, respectively, which represents its maximum risk of loss, excluding uncollected advisory fees. The assets of these CIVs are primarily comprised of investment securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.

The following tables reflect the impact of CIVs on the Consolidated Balance Sheets as of September 30, 2012 and March 31, 2012, respectively, and the Consolidated Statements of Income for the three and six months ended September 30, 2012 and 2011, respectively:
Consolidating Balance Sheets

	September 30, 2012				March 31, 2012
	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals
Current assets	$1,810,259	$58,216	$(37,215)	$1,831,260	$2,439,162	$57,714	$(39,408)	$2,457,468
Non-current assets	5,753,759	289,880	—	6,043,639	5,801,680	296,599	—	6,098,279
Total assets	$7,564,018	$348,096	$(37,215)	$7,874,899	$8,240,842	$354,313	$(39,408)	$8,555,747
Current liabilities	$598,673	$1,035	$(394)	$599,314	$971,804	$4,467	$(489)	$975,782
Long-term debt of CIVs	—	277,309	—	277,309	—	271,707	—	271,707
Other non-current liabilities	1,516,713	3,514	—	1,520,227	1,603,064	3,872	—	1,606,936
Total liabilities	2,115,386	281,858	(394)	2,396,850	2,574,868	280,046	(489)	2,854,425
Redeemable non-controlling interests	1,398	—	20,151	21,549	996	—	23,035	24,031
Total stockholders’ equity	5,447,234	66,238	(56,972)	5,456,500	5,664,978	74,267	(61,954)	5,677,291
Total liabilities and equity	$7,564,018	$348,096	$(37,215)	$7,874,899	$8,240,842	$354,313	$(39,408)	$8,555,747

Consolidating Statements of Income (Loss)

	Three Months Ended
	September 30, 2012				September 30, 2011
	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals
Total operating revenues	$640,884	$—	$(589)	$640,295	$670,522	$—	$(625)	$669,897
Total operating expenses	560,335	815	(589)	560,561	562,785	885	(625)	563,045
Operating income (loss)	80,549	(815)	—	79,734	107,737	(885)	—	106,852
Total other non-operating income (expense)	16,763	1,503	(508)	17,758	(52,597)	3,081	(1,559)	(51,075)
Income (loss) before income tax provision (benefit)	97,312	688	(508)	97,492	55,140	2,196	(1,559)	55,777
Income tax provision (benefit)	16,397	—	—	16,397	(1,606)	—	—	(1,606)
Net income (loss)	80,915	688	(508)	81,095	56,746	2,196	(1,559)	57,383
Less: Net income attributable to noncontrolling interests	118	—	180	298	82	—	637	719
Net income (loss) attributable to Legg Mason, Inc.	$80,797	$688	$(688)	$80,797	$56,664	$2,196	$(2,196)	$56,664

	Six Months Ended
	September 30, 2012				September 30, 2011
	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals
Total operating revenues	$1,272,161	$—	$(1,174)	$1,270,987	$1,388,682	$—	$(1,677)	$1,387,005
Total operating expenses	1,114,858	1,492	(1,174)	1,115,176	1,179,417	2,047	(1,677)	1,179,787
Operating income (loss)	157,303	(1,492)	—	155,811	209,265	(2,047)	—	207,218
Total other non-operating income (expense)	(74,266)	(2,632)	598	(76,300)	(66,229)	8,183	(3,830)	(61,876)
Income (loss) before income tax provision (benefit)	83,037	(4,124)	598	79,511	143,036	6,136	(3,830)	145,342
Income tax provision (benefit)	11,400	—	—	11,400	26,261	—	—	26,261
Net income (loss)	71,637	(4,124)	598	68,111	116,775	6,136	(3,830)	119,081
Less: Net income (loss) attributable to noncontrolling interests	298	—	(3,526)	(3,228)	159	—	2,306	2,465
Net income (loss) attributable to Legg Mason, Inc.	$71,339	$(4,124)	$4,124	$71,339	$116,616	$6,136	$(6,136)	$116,616

Other non-operating income (expense) includes interest income, interest expense and net gains (losses) on investments and long-term debt determined on an accrual basis.

The consolidation of CIVs has no impact on Net Income Attributable to Legg Mason, Inc.

The fair value of the financial assets and (liabilities) of CIVs were determined using the following categories of inputs:

	As of September 30, 2012
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Trading investments:
Hedge funds	$1,524	$6,237	$21,751	$29,512
Investments:
CLO loans	—	254,265	—	254,265
CLO bonds	—	10,630	—	10,630
Private equity funds	—	—	23,237	23,237
Total investments	—	264,895	23,237	288,132
	$1,524	$271,132	$44,988	$317,644

Liabilities:
CLO debt	$—	$—	$(277,309)	$(277,309)
Derivative liabilities	—	(3,514)	—	(3,514)
	$—	$(3,514)	$(277,309)	$(280,823)

	As of March 31, 2012
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Trading investments:
Hedge funds	$1,016	$6,443	$24,116	$31,575
Investments:
CLO loans	—	260,690	—	260,690
CLO bonds	—	9,092	—	9,092
Private equity funds	—	—	25,071	25,071
Total investments	—	269,782	25,071	294,853
	$1,016	$276,225	$49,187	$326,428

Liabilities:
CLO debt	$—	$—	$(271,707)	$(271,707)
Derivative liabilities	—	(3,872)	—	(3,872)
	$—	$(3,872)	$(271,707)	$(275,579)

Except for the CLO debt, substantially all of the above financial instruments where valuation methods rely on other than observable market inputs as a significant input utilize the NAV practical expedient, such that measurement uncertainty has little relevance. The following table provides a summary of qualitative information relating to the valuation of CLO debt:

Value as of September 30, 2012	Valuation technique	Unobservable input	Range (weighted average)
$(277,309)	Discounted cash flow	Discount rate	1.5%	-	16.0%	(2.9%)
		Default rate	2.5%	-	4.0%	(3.4%)
		Constant prepayment rate			15.0%

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
The changes in assets and (liabilities) of CIVs measured at fair value using significant unobservable inputs (Level 3) are presented in the tables below:

	Value as of June 30, 2012	Purchases	Sales	Transfers In	Transfers Out	Realized and unrealized gains/(losses), net	Value as of September 30, 2012
Assets:
Hedge funds	$22,207	$62	$(1,087)	$—	$—	$569	$21,751
Private equity funds	24,188	—	(1,152)	—	—	201	23,237
	$46,395	$62	$(2,239)	$—	$—	$770	$44,988
Liabilities:
CLO debt	$(273,560)	$—	$—	$—	$—	$(3,749)	$(277,309)
Total realized and unrealized gains (losses), net						$(2,979)

	Value as of June 30, 2011	Purchases	Sales	Transfers In	Transfers Out	Realized and unrealized gains, net	Value as of September 30, 2011
Assets:
Hedge funds	$35,718	$1,647	$(3,871)	$—	$(1,057)	$890	$33,327
Private equity funds	19,792	3,396	—	—	—	325	23,513
	$55,510	$5,043	$(3,871)	$—	$(1,057)	$1,215	$56,840
Liabilities:
CLO debt	$(278,195)	$—	$—	$—	$—	$10,481	$(267,714)
Total realized and unrealized gains, net						$11,696

	Value as of March 31, 2012	Purchases	Sales	Transfers In	Transfers Out	Realized and unrealized gains/(losses), net	Value as of September 30, 2012
Assets:
Hedge funds	$24,116	$496	$(1,917)	$—	$—	$(944)	$21,751
Private equity funds	25,071	—	(2,030)	—	—	196	23,237
	$49,187	$496	$(3,947)	$—	$—	$(748)	$44,988
Liabilities:
CLO debt	$(271,707)	$—	$—	$—	$—	$(5,602)	$(277,309)
Total realized and unrealized gains (losses), net						$(6,350)

	Value as of March 31, 2011	Purchases	Sales	Transfers In	Transfers Out	Realized and unrealized gains, net	Value as of September 30, 2011
Assets:
Hedge funds	$34,272	$10,699	$(15,507)	$1,057	$(1,057)	$3,863	$33,327
Private equity funds	17,879	3,974	—	—	—	1,660	23,513
	$52,151	$14,673	$(15,507)	$1,057	$(1,057)	$5,523	$56,840
Liabilities:
CLO debt	$(278,320)	$—	$—	$—	$—	$10,606	$(267,714)
Total realized and unrealized gains, net						$16,129

Realized and unrealized gains and losses recorded for Level 3 assets and liabilities of CIVs are included in Other non-operating income (expense) of CIVs on the Consolidated Statements of Income. Total unrealized gains (losses) for Level 3 investments and liabilities of CIVs relating only to those assets and liabilities still held at the reporting date were $(3,471) and $9,990 for the three months ended September 30, 2012 and 2011, respectively. Total unrealized gains (losses) for Level 3 investments and liabilities of CIVs relating only to those assets and liabilities still held at the reporting date were $(6,963) and $10,935 for the six months ended September 30, 2012 and 2011, respectively.

There were no transfers between Level 1 and Level 2 during the six months ended September 30, 2012 and 2011.

The NAV values used as a practical expedient by CIVs have been provided by the investees and have been derived from the fair values of the underlying investments as of the reporting date. The following table summarizes, as of September 30, 2012 and March 31, 2012, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

		Fair Value Determined Using NAV				As of September 30, 2012
Category of Investment	Investment Strategy	September 30, 2012		March 31, 2012		Unfunded Commitments	Remaining Term
Hedge funds	Global macro, fixed income, long/short equity, systematic, emerging market, U.S. and European hedge	$29,512	(1)	$31,575	(2)	n/a	n/a
Private equity funds	Long/short equity	23,237	(3)	25,071	(3)	$7,444	7 years
Total		$52,749		$56,646		$7,444
n/a – not applicable

(1)	7% daily redemption; 7% monthly redemption; 3% quarterly redemption; and 83% are subject to three to five year lock-up or side pocket provisions.

(2)	5% daily redemption; 6% monthly redemption; 5% quarterly redemption; and 84% are subject to three to five year lock-up or side pocket provisions.

(3)	Liquidations are expected over the remaining term.

There are no current plans to sell any of these investments held as of September 30, 2012.

Legg Mason has elected the fair value option for certain eligible assets and liabilities, including corporate loans and debt, of the consolidated CLO. Management believes that the use of the fair value option eliminates certain timing differences and better matches the changes in fair value of assets and liabilities related to the CLO.

The following table presents the fair value and unpaid principal balance of CLO loans, bonds and debt carried at fair value under the fair value option as of September 30, 2012 and March 31, 2012:

	September 30, 2012	March 31, 2012
CLO loans and bonds
Unpaid principal balance	$269,200	$277,156
Unpaid principal balance in excess of fair value	(4,305)	(7,374)
Fair value	$264,895	$269,782

Unpaid principal balance of loans that are more than 90 days past due and also in nonaccrual status	$—	$2,963
Unpaid principal balance in excess of fair value for loans that are more than 90 days past due and also in nonaccrual status	—	(1,023)
Fair value of loans more than 90 days past due and in nonaccrual status	$—	$1,940

CLO debt
Principal amounts outstanding	$300,721	$300,959
Excess unpaid principal over fair value	(23,412)	(29,252)
Fair value	$277,309	$271,707

During the three and six months ended September 30, 2012, total losses of $152 and $3,416, respectively, were recognized in Other non-operating income of CIVs in the Consolidated Statements of Income related to assets and liabilities for which the fair value option was elected. During the three and six months ended September 30, 2011, total losses of $3,047 and $4,551, respectively, were recognized in Other non-operating income of CIVs in the Consolidated Statements of Income related to assets and liabilities for which the fair value option was elected. CLO loans and CLO debt measured at fair value have floating interest rates, therefore, substantially all of the estimated gains and losses included in earnings for the three and six months ended September 30, 2012 and 2011, were attributable to instrument specific credit risk.

The CLO debt bears interest at variable rates based on LIBOR plus a pre-defined spread, which ranges from 25 basis points to 400 basis points.  All outstanding debt matures on July 15, 2018.

Total derivative liabilities of CIVs of $3,514 and $3,872 as of September 30, 2012 and March 31, 2012, respectively, are recorded in Other liabilities of CIVs.  Gains and (losses) of $106 and $(305), respectively, for the three months ended September 30, 2012, and $358 and $(604), respectively, for the six months ended September 30, 2012, related to derivative liabilities of CIVs are included in Other non-operating income (loss) of CIVs.  Gains and (losses) of $41,896 and $(35,025), respectively, for the three months ended September 30, 2011, and $53,986 and $(46,836), respectively, for the six months ended September 30, 2011, related to derivative assets and liabilities of CIVs are included in Other non-operating income (expense) of CIVs. There is no risk to Legg Mason in relation to the derivative assets and liabilities of the CIVs in excess of its investment in the funds, if any.

As of September 30, 2012 and March 31, 2012, for VIEs in which Legg Mason holds a variable interest or is the sponsor and holds a variable interest, but for which it was not the primary beneficiary, Legg Mason's carrying value, the related VIE assets and liabilities and maximum risk of loss were as follows:

	As of September 30, 2012
	VIE Assets Not Consolidated	VIE Liabilities Not Consolidated	Equity Interests on the Consolidated Balance Sheet	Maximum Risk of Loss (1)
CLO	$392,198	$364,198	$—	$447
Public-Private Investment Program (2)	483,046	3,772	201	340
Other sponsored investment funds	16,203,914	92,569	51,058	86,763
Total	$17,079,158	$460,539	$51,259	$87,550

	As of March 31, 2012
	VIE Assets Not Consolidated	VIE Liabilities Not Consolidated	Equity Interests on the Consolidated Balance Sheet	Maximum Risk of Loss (1)
CLO	$390,861	$362,861	$—	$442
Public-Private Investment Program (2)	674,520	3,213	282	282
Other sponsored investment funds	17,296,521	20,544	54,161	93,521
Total	$18,361,902	$386,618	$54,443	$94,245

(1)	Includes equity investments the Company has made or is required to make and any earned but uncollected management fees.

(2)	Upon liquidation of the fund, Legg Mason's investment is expected to be fully redeemed in the quarter ended December 31, 2012.

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

The financial services business in which we are engaged is extremely competitive. Our competition includes numerous global, national, regional and local asset management firms, broker-dealers and commercial banks. The industry has been impacted by continued economic uncertainty, the constant introduction of new products and services, and in prior years, by the consolidation of financial services firms through mergers and acquisitions. The industry in which we operate is also subject to extensive regulation under federal, state, and foreign laws. Like most firms, we have been and will continue to be impacted by regulatory and legislative changes. Responding to these changes, and keeping abreast of regulatory developments, has required us to incur costs that continue to impact our profitability.

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

•
Our assets under management ("AUM"), the components of the changes in our AUM amid continued market uncertainty, the long-term trend of outflows in AUM in our recent history, the mix of our AUM among equity, fixed income, and liquidity assets, and the resulting impact of changes in AUM on our revenues.

•	A corporate center that delivers strategic value:

•	Promote revenue growth through strategic marketing of products to institutional clients, supported by retail and quasi-institutional (e.g., 401(k) plans) distribution globally.

•	Management of expenses.

•	Allocating capital for diversified growth and returning capital to shareholders as appropriate:

•	The amount of excess capital we generate, and deployment of that capital through share repurchases, investments in proprietary fund products, dividends and targeted acquisitions.

The following discussion and analysis provides additional information regarding our financial condition and results of operations.

Business Environment
While the financial environment in the United States remained uncertain during the three and six months ended September 30, 2012, positive news regarding increased consumer confidence, declines in unemployment, and manufacturing growth gave indications that the economy may be rebounding, albeit at a slow rate. Despite the continuing crisis related to the European sovereign debt, all three major U.S. equity market indices, along with the Barclays Capital Global Aggregate Bond Index and the Barclays Capital U.S. Aggregate Bond Index increased for the three and six months ended September 30, 2012, as illustrated in the table below:

	% Change as of and for the three months ended September 30:		% Change as of and for the six months ended September 30:
Indices(1)	2012	2011	2012	2011
Dow Jones Industrial Average	4.32%	(12.09)%	1.70%	(11.42)%
S&P 500	5.76%	(14.33)%	2.29%	(14.66)%
NASDAQ Composite Index	6.17%	(12.91)%	0.80%	(13.15)%
Barclays Capital U.S. Aggregate Bond Index	1.58%	3.82%	3.68%	6.20%
Barclays Capital Global Aggregate Bond Index	3.27%	0.97%	3.91%	4.10%

(1)	Indices are trademarks of Dow Jones & Company, McGraw-Hill Companies, Inc., NASDAQ Stock Market, Inc., and Barclays Capital, respectively, which are not affiliated with Legg Mason.

During the three months ended September 30, 2012, the Federal Reserve Board held the federal funds rate at 0.25%. We expect economic challenges to persist and cannot predict how these uncertainties will impact our results.

Quarter Ended September 30, 2012, Compared to Quarter Ended September 30, 2011

Assets Under Management

Our AUM is primarily managed across the following asset classes:

Equity		Fixed Income		Liquidity

•	Large Cap Growth	•	U.S. Intermediate Investment Grade	•	U.S. Managed Cash
•	Large Cap Value	•	U.S. Government Intermediate	•	U.S. Municipal Cash
•	Equity Income	•	Global Government
•	Mid Cap Core	•	U.S. Municipal
•	Small Cap Core	•	U.S. Long Duration
•	International Equity	•	Government/Credit
•	Global Equity	•	Global Fixed Income
•	Global Emerging Market Equity	•	Global Opportunistic Fixed Income
		•	U.S. Corporate
		•	U.S. Limited Duration

The components of the changes in our AUM (in billions) for the three months ended September 30 were as follows:

	2012	2011
Beginning of period	$631.8	$662.5
Investment funds, excluding liquidity funds(1)
Subscriptions	10.0	11.4
Redemptions	(10.5)	(14.2)
Separate account flows, net	(8.3)	(12.3)
Liquidity fund flows, net	9.0	(2.5)
Net client cash flows	0.2	(17.6)
Market performance and other (2)	20.7	(32.9)
Dispositions	(2.0)	(0.2)
End of period	$650.7	$611.8
(1)    Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.
(2)    Includes impact of foreign exchange, reinvestment of dividends, and other.

AUM at September 30, 2012, was $650.7 billion, an increase of $18.9 billion, or 3%, from June 30, 2012. The increase in AUM was attributable to market appreciation of $20.7 and net client inflows of $0.2 billion, partially offset by dispositions of $2.0 billion. The dispositions were in liquidity assets, which resulted from the amendment of historical Smith Barney brokerage programs discussed below. The $0.2 billion in net inflows consisted of $9.7 billion of inflows in liquidity assets largely offset by equity and fixed income outflows of $5.7 billion and $3.8 billion, respectively.  Equity outflows were primarily experienced in products managed by Batterymarch Financial Management, Inc. (“Batterymarch”), Royce & Associates (“Royce”), and Legg Mason Capital Management, LLC ("LMCM”). Due in part to investment performance issues in some products, we have experienced quarterly outflows in our equity asset class since fiscal 2007, with the exception of the quarter ended June 30, 2010. We generally earn higher fees and profits on equity AUM, and outflows in this asset class will more negatively impact our revenues and Net Income than would outflows in other asset classes. Fixed income outflows, primarily in products managed by Western Asset Management Company ("Western Asset"), included $1.7 billion in outflows from a single, low-fee global sovereign mandate. We expect to continue to experience outflows from this mandate of approximately $500 million to $1 billion per month during the remainder of fiscal 2013. With the exception of the June 2012 and June 2011 quarters, we have experienced quarterly outflows in our fixed income asset class since fiscal 2008.

AUM increased by $38.9 billion, or 6%, compared to September 2011. The AUM increase was attributable to market appreciation of $58.4 billion partially offset by net client outflows of $8.6 billion and dispositions of $10.9 billion. Long-term net outflows from our equity and fixed income asset classes were $19.4 billion and $13.6 billion, respectively. Liquidity net inflows were $24.4 billion. Equity outflows were primarily in products managed at Batterymarch, Royce, LMCM, and ClearBridge Advisors LLC (“ClearBridge”). Fixed income outflows in products managed by Western Asset, which included $9.9 billion in outflows from the single, low-fee global sovereign mandate previously discussed, were offset in part by net inflows in products managed by Brandywine Global Investment Management, LLC (“Brandywine”). Dispositions of $10.9 billion were comprised of $8.1 billion in liquidity assets, transferred in connection with the amendment of historical Smith Barney brokerage programs discussed below, and $2.8 billion as a result of the disposition of a small wealth manager.

During the first quarter of fiscal 2012, Morgan Stanley Wealth Management, formerly Morgan Stanley Smith Barney, amended certain historical Smith Barney brokerage programs providing for investment in liquidity funds that one of our asset managers manage that resulted in a reduction of $4.6 billion in liquidity AUM during the first quarter of fiscal 2013. The final $2 billion in liquidity assets related to this relationship were transferred in July 2012.

AUM by Asset Class
AUM by asset class (in billions) as of September 30 was as follows:

	2012	% of Total	2011	% of Total	% Change
Equity	$153.4	23%	$144.9	24%	6%
Fixed Income	369.4	57	355.5	58	4
Liquidity	127.9	20	111.4	18	15
Total	$650.7	100%	$611.8	100%	6%

The component changes in our AUM by asset class (in billions) for the three months ended September 30 were as follows:

	Equity	Fixed Income	Liquidity	Total
June 30, 2012	$151.1	$360.6	$120.1	$631.8
Investment funds, excluding liquidity funds
Subscriptions	3.9	6.1	—	10.0
Redemptions	(6.2)	(4.3)	—	(10.5)
Separate account flows, net	(3.4)	(5.6)	0.7	(8.3)
Liquidity fund flows, net	—	—	9.0	9.0
Net client cash flows	(5.7)	(3.8)	9.7	0.2
Market performance and other	8.0	12.6	0.1	20.7
Dispositions	—	—	(2.0)	(2.0)
September 30, 2012	$153.4	$369.4	$127.9	$650.7

	Equity	Fixed Income	Liquidity	Total
June 30, 2011	$181.5	$365.4	$115.6	$662.5
Investment funds, excluding liquidity funds
Subscriptions	5.3	6.1	—	11.4
Redemptions	(8.5)	(5.7)	—	(14.2)
Separate account flows, net	(2.5)	(9.2)	(0.6)	(12.3)
Liquidity fund flows, net	—	—	(2.5)	(2.5)
Net client cash flows	(5.7)	(8.8)	(3.1)	(17.6)
Market performance and other	(30.9)	(1.1)	(0.9)	(32.9)
Dispositions	—	—	(0.2)	(0.2)
September 30, 2011	$144.9	$355.5	$111.4	$611.8

The component changes in our AUM by asset class (in billions) for the trailing twelve months ended September 30, were as follows:

	Equity	Fixed Income	Liquidity	Total
September 30, 2011	$144.9	$355.5	$111.4	$611.8
Investment funds, excluding liquidity funds
Subscriptions	18.2	25.5	—	43.7
Redemptions	(25.6)	(19.2)	—	(44.8)
Separate account flows, net	(12.0)	(19.9)	1.2	(30.7)
Liquidity fund flows, net	—	—	23.2	23.2
Net client cash flows	(19.4)	(13.6)	24.4	(8.6)
Market performance and other	29.7	28.5	0.2	58.4
Dispositions	(1.8)	(1.0)	(8.1)	(10.9)
September 30, 2012	$153.4	$369.4	$127.9	$650.7

	Equity	Fixed Income	Liquidity	Total
September 30, 2010	$169.6	$371.6	$132.3	$673.5
Investment funds, excluding liquidity funds
Subscriptions	25.2	24.8	—	50.0
Redemptions	(29.6)	(22.0)	—	(51.6)
Separate account flows, net	(11.6)	(31.1)	(2.5)	(45.2)
Liquidity fund flows, net	—	—	0.1	0.1
Net client cash flows	(16.0)	(28.3)	(2.4)	(46.7)
Market performance and other	(5.5)	12.3	—	6.8
Dispositions	(3.2)	(0.1)	(18.5)	(21.8)
September 30, 2011	$144.9	$355.5	$111.4	$611.8

Average AUM by asset class (in billions) for the three months ended September 30 was as follows:

	2012	% of Total	2011	% of Total	% Change
Equity	$151.3	24%	$166.3	26%	(9)%
Fixed Income	365.0	57	364.7	57	—
Liquidity	123.1	19	112.3	17	10
Total	$639.4	100%	$643.3	100%	(1)%

AUM by Distribution Channel
We have two principal distribution channels, Global Distribution and Other, through which we sell a variety of investment products and services. Global Distribution, which consists of our centralized global distribution operations, principally sells U.S. and international mutual funds and other commingled vehicles, retail separately managed account programs, and sub-advisory accounts for insurance companies and similar clients. Other consists of the distribution operations within our asset managers and principally sells institutional separate accounts and liquidity (money market) funds.

The component changes in our AUM by distribution channel (in billions) for the three months ended September 30, 2012 and 2011, were as follows:

	Global Distribution	Other	Total
June 30, 2012	$217.5	$414.3	$631.8
Net client cash flows, excluding liquidity funds	2.1	(10.9)	(8.8)
Liquidity fund flows, net	—	9.0	9.0
Net client cash flows	2.1	(1.9)	0.2
Market performance and other	4.0	16.7	20.7
Dispositions	—	(2.0)	(2.0)
September 30, 2012	$223.6	$427.1	$650.7

	Global Distribution	Other	Total
June 30, 2011	$222.9	$439.6	$662.5
Net client cash flows, excluding liquidity funds	(1.7)	(13.4)	(15.1)
Liquidity fund flows, net	—	(2.5)	(2.5)
Net client cash flows	(1.7)	(15.9)	(17.6)
Market performance and other	(22.9)	(10.0)	(32.9)
Dispositions	—	(0.2)	(0.2)
September 30, 2011	$198.3	$413.5	$611.8
For the three months ended September 30, 2012, our overall effective fee rate across all asset classes and distribution channels was 34 basis points.  Fees for managing equity assets are generally higher, averaging approximately 75 basis points, as compared to fees for managing fixed income assets, which average approximately 25 basis points, and liquidity assets, which average under 10 basis points (reflecting the impact of current advisory fee waivers due to the low interest rate environment).   Equity assets are primarily managed by ClearBridge, Royce, Batterymarch, The Permal Group, Ltd. ("Permal") and Brandywine, with fixed income assets primarily managed by Western Asset and Brandywine, and liquidity assets managed by Western Asset. Fee rates for assets distributed through Legg Mason Global Distribution, which are predominately retail in nature, average approximately 50 basis points, while fee rates for assets distributed through the Other channel average approximately 20 basis points.

Investment Performance
Our overall investment performance in the three months ended September 30, 2012, was generally improved compared to relevant benchmarks. While our overall fixed income strategies performance remained strong over all time periods, our equity strategies performance was, similar to many peers, less consistent against benchmarks, particularly in the shorter time periods. Index performance in the discussion below includes reinvestment of dividends and capital gains.

The equity markets ended the quarter on a positive note as markets reacted to positive housing news and the announcement from the U.S. Federal Reserve and the European Central Bank to keep interest rates low and seek to invigorate economic growth. The stronger equity markets during the September 2012 quarter resulted in an increase in all three major U.S. equity market indices, with the most notable being a 6.35% increase in the S&P 500 Index.

In the fixed income markets, economic data suggested that the recovery continued to progress at a subdued rate.  With little improvement in job growth, the Federal Reserve launched a third round of quantitative easing with no explicit end-date.  Investors' preference for higher returns resulted in outperformance versus U.S. Treasury investments for sectors such as High Yield.

The worst performing fixed income sector for the quarter ended September 30, 2012 was U.S. Government bonds, as measured by the Barclays U.S. Government Bond Index, returning 0.60%. The best performing fixed income sector for the quarter was high yield as measured by the Barclays High Yield Bond Index, returning 4.53%.

The following table presents a summary of the percentages of our AUM by strategy(1) that outpaced their respective benchmarks as of September 30, 2012 and 2011, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of September 30, 2012				As of September 30, 2011
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (includes liquidity)	80%	83%	79%	92%	59%	83%	53%	85%
Equity:
Large cap	70%	65%	78%	88%	39%	72%	64%	77%
Small cap	8%	10%	53%	67%	64%	89%	84%	98%
Total equity (includes other equity)	44%	45%	60%	78%	45%	67%	68%	80%
Fixed income:
U.S. taxable	88%	93%	72%	90%	68%	91%	13%	82%
U.S. tax-exempt	100%	100%	100%	98%	1%	—%	—%	1%
Global taxable	86%	89%	82%	98%	30%	90%	68%	99%
Total fixed income	88%	92%	78%	94%	50%	84%	31%	81%

The following table presents a summary of the percentages of our U.S. mutual fund assets(2) that outpaced their Lipper category averages as of September 30, 2012 and 2011, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of September 30, 2012				As of September 30, 2011
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total long-term (excludes liquidity)	57%	56%	84%	73%	67%	80%	76%	74%
Equity:
Large cap	89%	73%	83%	68%	52%	51%	45%	40%
Small cap	14%	15%	88%	76%	56%	88%	90%	98%
Total equity (includes other equity)	49%	39%	82%	68%	59%	77%	70%	70%
Fixed income:
U.S. taxable	76%	90%	84%	87%	85%	90%	84%	80%
U.S. tax-exempt	62%	75%	89%	82%	82%	76%	91%	90%
Global taxable	71%	77%	84%	56%	68%	91%	88%	86%
Total fixed income	70%	82%	86%	82%	82%	85%	87%	85%

(1)
For purposes of investment performance comparisons, strategies are an aggregation of discretionary portfolios (separate accounts, investment funds, and other products) into a single group that represents that particular investment objective. In the case of separate accounts, the investment performance of the account is based upon the performance of the strategy to which the account has been assigned. Each of our asset managers has its own specific guidelines for including portfolios in their strategies. For those managers which manage both separate accounts and investment funds in the same strategy, the performance comparison for all of the assets is based upon the performance of the separate account.

As of September 30, 2012 and 2011, 90% and 89% of total AUM is included in strategy AUM, respectively, although not all strategies have three-, five-, and ten-year histories.  Total strategy AUM includes liquidity assets. Certain assets are not included in reported performance comparisons. These include: accounts that are not managed in accordance with the guidelines outlined above; accounts in strategies not marketed to potential clients; accounts that have not yet been assigned to a strategy; and certain smaller products at some of our affiliates.

Past performance is not indicative of future results. For AUM included in institutional and retail separate accounts and investment funds included in the same strategy as separate accounts, performance comparisons are based on gross-of-fee performance. For investment funds (including fund-of-hedge funds) which are not managed in a separate account format, performance comparisons are based on net-of-fee performance. These performance comparisons do not reflect the actual performance of any specific separate account or investment fund; individual separate account and investment fund performance may differ.

(2)
Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of September 30, 2012 and 2011, the U.S. long-term mutual fund assets represented in the data accounted for 18% and 16%, respectively, of our total assets under management. The performance of our U.S. long-term mutual fund assets is included in the strategies.

The following table presents a summary of the absolute and relative performance compared to the applicable benchmark for a representative sample of funds within our AUM, net of management and other fees as of the end of each period presented, for the one, three, five, and ten-year periods, and from each fund's inception. The table below includes a representative sample of funds from each significant subclass of our investment strategies (i.e., large cap equity, small cap equity, etc.). The funds within this group are representative of the performance of significant investment strategies we offer, that as of September 30, 2012, constituted an aggregate of approximately $391 billion, or 60%, of our AUM. The only meaningful exclusions are our funds-of-hedge funds strategies, which involve privately placed hedge funds, and represent only 3% of our total assets under management as of September 30, 2012, for which investment performance is not made publicly available. Providing investment returns of funds provides a relevant representation of our performance while avoiding the many complexities relating to factors such as multiple fee structures, bundled pricing, and asset level break points, that would arise in reporting performance for strategies or other product aggregations.

			Average Annual Total Return (%) vs. Benchmark
Fund Name/Index	Inception Date	Performance Type(1)	1-year	3-year	5-year	10-year	Inception
Equity
Large Cap
LM CBA Aggressive Growth Fund	10/24/1983	Absolute	33.87	15.81	2.08	8.80	11.70
Russell 3000 Growth		Relative	4.52	1.12	(1.14)	0.24	2.30
LM CBA Appreciation Fund	3/10/1970	Absolute	30.39	12.18	2.79	7.95	10.17
S&P 500		Relative	0.19	(1.03)	1.74	(0.06)	0.05
LM CBA Equity Income Builder	11/6/1992	Absolute	27.30	13.40	1.59	8.83	8.02
Russell 3000 Value		Relative	(3.75)	1.57	2.32	0.55	(1.24)
LM CBA Fundamental All Cap Value	11/12/1981	Absolute	27.80	7.94	(1.13)	7.05	9.92
Russell 1000 Value		Relative	(3.11)	(3.90)	(0.23)	(1.12)	(1.67)
LM CBA Large Cap Growth Fund	8/29/1997	Absolute	30.10	11.26	1.56	7.52	6.08
Russell 1000 Growth		Relative	0.92	(3.47)	(1.68)	(0.89)	1.98
LM CM Value Trust	4/16/1982	Absolute	24.75	5.97	(7.94)	3.29	11.42
S&P 500		Relative	(5.45)	(7.24)	(8.99)	(4.72)	(0.08)
Legg Mason ClearBridge Large Cap Value Fund	12/31/1988	Absolute	31.47	11.88	0.68	8.58	9.35
Russell 1000 Value		Relative	0.55	0.04	1.58	0.42	(0.40)
Legg Mason BW Diversified Large Cap Value Fund	9/7/2010	Absolute	30.03	n/a	n/a	n/a	16.68
Russell 1000 Value		Relative	(0.89)	n/a	n/a	n/a	3.35

Small Cap
Royce Pennsylvania Mutual	6/30/1967	Absolute	24.09	10.62	2.13	10.62	9.78
Russell 2000		Relative	(7.82)	(2.37)	(0.09)	0.45	n/a
Royce Premier Fund	12/31/1991	Absolute	18.69	11.03	4.42	12.70	11.87
Russell 2000		Relative	(13.22)	(1.96)	2.21	2.53	2.98
Royce Total Return Fund	12/15/1993	Absolute	24.06	11.83	2.35	9.10	10.66
Russell 2000		Relative	(7.85)	(1.15)	0.14	(1.07)	2.75
Royce Low-Priced Stock	12/15/1993	Absolute	11.63	7.26	1.94	10.49	11.69
Russell 2000		Relative	(20.28)	(5.72)	(0.27)	0.32	3.78
Royce Special Equity	5/1/1998	Absolute	27.46	11.75	6.52	9.69	9.09
Russell 2000		Relative	(4.45)	(1.23)	4.30	(0.48)	3.39

			Average Annual Total Return (%) vs. Benchmark
Fund Name/Index	Inception Date	Performance Type(1)	1-year	3-year	5-year	10-year	Inception
Fixed Income
U.S. Taxable
Western Asset Core Bond Fund	9/4/1990	Absolute	7.61	9.80	7.18	6.18	7.71
Barclays US Aggregate		Relative	2.45	3.61	0.65	0.86	0.67
Western Asset Core Plus Fund	7/8/1998	Absolute	9.27	10.03	8.04	7.19	7.08
Barclays US Aggregate		Relative	4.11	3.85	1.51	1.86	1.07
Western Asset Corporate Bond Fund	11/6/1992	Absolute	15.94	11.04	6.32	5.13	7.03
Barclays US Credit		Relative	5.85	2.32	(1.57)	(1.32)	(0.12)
Western Asset High Yield Fund	9/28/2001	Absolute	17.99	12.79	7.66	9.73	8.26
Barclays US Corp High Yield		Relative	(1.39)	(0.11)	(1.68)	(1.25)	(1.44)
Western Asset Inflation Index Plus Bond	3/1/2001	Absolute	8.06	8.83	7.34	6.38	7.13
Barclays US TIPS		Relative	(1.05)	(0.46)	(0.60)	(0.25)	(0.25)
Western Asset Intermediate Bond Fund	7/1/1994	Absolute	7.14	7.27	6.73	5.84	6.62
Barclays Intermediate Gov't/Credit		Relative	2.74	2.10	1.02	1.08	0.61
Western Asset Short Term Bond Fund	11/11/1991	Absolute	3.37	4.68	2.17	2.30	4.09
Citi Treasury Gov't/Credit 1-3 YR		Relative	2.00	2.76	(1.12)	(0.96)	(0.77)
Western Asset Total Return Unconstrained	7/6/2006	Absolute	7.80	6.94	5.98	n/a	6.11
Barclays US Aggregate		Relative	2.64	0.75	(0.55)	n/a	(0.42)
Western Asset Adjustable Rate Income	6/22/1992	Absolute	4.61	4.84	1.21	1.81	3.12
Citi T-Bill 6-Month		Relative	4.51	4.68	0.33	(0.07)	(0.18)
Western Asset Mortgage Defined Opportunity Fund Inc.	2/24/2010	Absolute	30.62	n/a	n/a	n/a	19.40
BOFAML Floating Rate Home Loan Index		Relative	15.82	n/a	n/a	n/a	12.45

U.S. Tax-Exempt
Western Asset Managed Municipals Fund	3/4/1981	Absolute	11.31	6.60	6.85	5.38	8.35
Barclays Municipal Bond		Relative	2.99	0.61	0.79	0.35	0.55

Global Taxable
LM BW Global Fixed Income	9/30/2003	Absolute	6.10	7.73	6.88	n/a	6.24
Citi World Gov't Bond		Relative	2.80	3.43	0.43	n/a	0.35
LM BW Global Opportunities Bond	11/1/2006	Absolute	11.01	10.40	8.67	n/a	8.61
Citi World Gov't Bond		Relative	7.72	6.11	2.22	n/a	2.26
Legg Mason Australian Bond Trust	6/30/1983	Absolute	11.18	10.08	8.76	6.92	6.68
UBS Australian Composite Bond Index		Relative	1.63	1.44	0.48	0.52	0.54
Legg Mason Core Plus Global Bond Trust	2/28/1995	Absolute	15.04	11.37	7.41	6.40	6.16
Barclays Global Aggregate (AUD Hedged)		Relative	4.98	1.76	(2.14)	(1.33)	(1.12)
Western Asset Global Multi Strategy Fund	8/31/2002	Absolute	11.90	6.79	6.10	8.60	8.35
50% Bar. Global Agg./ 5% Bar. HY 2%/25% JPM EMBI +		Relative	(0.37)	(2.00)	(2.12)	(0.76)	(0.85)
Western Asset Global High Yield Bond Fund	2/22/1995	Absolute	19.32	11.47	6.78	9.19	7.87
Barclays Global High Yield		Relative	(1.27)	(1.02)	(2.70)	(3.04)	(2.04)
Western Asset Emerging Markets Debt	10/17/1996	Absolute	18.66	11.15	9.71	13.79	11.66
JPM EMBI Global		Relative	(1.93)	(1.12)	(0.61)	1.28	1.10

Liquidity
Western Asset Institutional Cash Reserves Ltd.	12/31/1989	Absolute	0.19	0.20	1.12	2.05	3.80
Citi 3-Month T-Bill		Relative	0.14	0.11	0.48	0.32	0.33

(1)
Absolute performance is the actual performance (i.e. rate of return) of the fund. Relative performance is the difference (or variance) between the performance of the fund or strategy and its stated benchmark.

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

The initiative involved $127.5 million in transition-related costs that primarily included charges for employee termination benefits and incentives to retain employees during the transition period.  The transition-related costs also included charges for consolidating leased office space, early contract terminations, accelerated depreciation of fixed assets, asset disposals and professional fees. During the three and six months ended September 30, 2011, transition-related costs totaled $15.1 million and $28.9 million, respectively. All transition-related costs were accrued as of the completion of the initiative on March 31, 2012. Beginning in the three months ended June 30, 2012, we have achieved total annual transition-related savings of over $140 million, when compared to similar expenses prior to the commencement of the streamlining initiative. A portion of the estimated transition-related savings were incremental to the three and six months ended September 30, 2011, and are explained, where applicable, in the results of operations discussion to follow. See Note 11 of Notes to Consolidated Financial Statements for additional information on our business streamlining initiative.

Results of Operations
In accordance with financial accounting standards on consolidation, we consolidate and separately identify certain sponsored investment vehicles, the most significant of which is a collateralized loan obligation entity ("CLO"). The consolidation of these investment vehicles has no impact on Net Income Attributable to Legg Mason, Inc. and does not have a material impact on our consolidated operating results. We also hold investments in certain consolidated sponsored investment funds and the change in the value of these investments, which is recorded in Other non-operating income (expense), is reflected in our Net Income, net of amounts allocated to noncontrolling interests. See Note 12 of Notes to Consolidated Financial Statements for consolidating statements of income and additional information regarding the consolidation of investment vehicles.

Operating Revenues
Total operating revenues for the three months ended September 30, 2012, were $640.3 million, a decrease of 4.4% from $669.9 million in the prior year quarter. This decrease was primarily due to the impact of a reduction in average AUM advisory revenue yields, from 35.3 basis points in the three months ended September 30, 2011, to 33.9 basis points in the three months ended September 30, 2012, along with a slight decrease in average AUM. We calculate average AUM advisory revenue yields as the ratio of annualized investment advisory fees, excluding performance fees, to average AUM. The reduction in average AUM advisory revenue yields was the result of a less favorable average asset mix, with equity assets, which generally earn higher fees than fixed income and liquidity assets, comprising a lower percentage of our total average AUM for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. Because equity assets generally have higher base management advisory fees, changes in the relative level of these AUM more significantly impact our average AUM advisory revenue yields. Equity AUM tends to experience more volatility compared to other AUM.

Investment advisory fees from separate accounts decreased $12.6 million, or 6.4%, to $183.4 million. Of this decrease, $10.2 million was the result of lower average equity assets managed by Batterymarch, ClearBridge and Legg Mason Global Equities Group ("LMGE"), $3.5 million was due to the divestiture of an affiliate in February 2012, and $1.6 million was the result of lower average fixed income assets at Western Asset.  These decreases were offset in part by an increase of $3.2 million, due to higher average fixed income and equity assets managed by Brandywine.

Investment advisory fees from funds decreased $13.9 million, or 3.7%, to $362.9 million. Of this decrease, $24.7 million was due to lower average assets managed by Permal, and lower average equity assets managed by Royce. These decreases were offset in part by a $9.5 million increase as a result of higher average fixed income assets managed by Western Asset and Brandywine, as well as a $4.8 million increase as a result of higher average equity assets at ClearBridge.

Of our total AUM as of September 30, 2012 and 2011, approximately 5% for each period was in accounts that were eligible to earn performance fees. A majority of performance fees are earned based on 12-month performance periods, with a portion also based on quarterly performance periods. Performance fees are recognized at the end of the measurement period and when the fees are no longer subject to clawback. Performance fees increased 3.0%, or $0.3 million, to $10.3 million, as higher fees earned on assets managed by Brandywine were offset in part by a reduction in fees earned on assets managed by LMGE and Permal.

Distribution and service fees decreased $3.9 million, or 4.5%, to $81.9 million, primarily as a result of a decline in average mutual fund AUM subject to distribution and service fees.

Operating Expenses
Total operating expenses for the three months ended September 30, 2012, were $560.6 million, a decrease of 0.4% from $563.0 million in the prior year quarter. Operating expenses for the three months ended September 30, 2012 incurred at the investment management affiliate level comprised 70% of total operating expenses. The remaining operating expenses are comprised of corporate and distribution costs.

The components of total compensation and benefits for the three months ended September 30 were as follows:

	Three months ended September 30,
	2012	2011
Salaries and incentives	$227.3	$226.9
Benefits and payroll taxes	46.3	44.7
Transition-related costs	—	12.3
Management transition compensation costs	4.1	—
Other	24.8	(13.9)
Total compensation and benefits	$302.5	$270.0

Total compensation and benefits increased 12.0% to $302.5 million.

•
Salary and incentive costs increased $0.4 million, due to an increase of $12.4 million, resulting from the impact of investments in select affiliates and market-based compensation increases among retained staff and new hires to support on-going growth initiatives, which were substantially offset by a $6.1 million decrease in incentive-based compensation at investment affiliates resulting from reduced revenues and a $5.9 million decrease in corporate salaries due to headcount reductions resulting from our business streamlining initiative.

•	Benefits and payroll taxes increased $1.6 million, primarily as a result of an increase in non-cash amortization expense associated with certain deferred compensation awards.

•	Transition-related costs decreased $12.3 million, due to the completion of our business streamlining initiative in March 2012.

•
Management transition compensation costs in the current year quarter were primarily associated with our Chief Executive Officer stepping down in September 2012, comprised of $2.0 million of cash severance and $1.8 million of net non-cash accelerated amortization of stock based awards.  Also included in this line item was $0.3 million of non-cash amortization expense related to retention awards granted to certain executives and key employees.

•
Other compensation and benefits increased $38.7 million, due to an increase in deferred compensation and revenue-share based incentive obligations resulting from market gains on assets invested for deferred compensation plans and seed capital investments, which were offset by corresponding increases in Other non-operating income (expense).

Compensation as a percentage of operating revenues increased to 47.2% from 40.3% in the prior year quarter, primarily due to the impact of compensation increases related to market gains on assets invested for deferred compensation plans and seed capital investments, as well as the impact of investments in select affiliates. These increases were offset in part by the impact of transition-related compensation recorded in the prior year quarter.

Distribution and servicing expenses decreased 9.5% to $145.1 million, principally driven by a $13.9 million decrease due to a reduction in average AUM in certain products for which we pay fees to third-party distributors.

Communications and technology expense decreased 13.8% to $35.8 million, driven by the impact of $2.6 million in transition-related costs recognized in the prior year quarter, as well as $1.6 million in cost savings as a result of our business streamlining initiative. A $1.1 million decrease in depreciation of technology hardware and software, due to the full depreciation or retirement of assets prior to or during the current year quarter, also contributed to the decrease.

Occupancy expense decreased 23.5% to $27.3 million, driven by a $3.6 million net reduction in lease reserves, and cost savings of $2.3 million as a result of our business streamlining initiative.

Amortization of intangibles decreased 36.3% to $3.5 million, primarily due to the full amortization of certain management contracts occurring during fiscal 2012.

Other expenses decreased $3.6 million, or 7.2%, to $46.3 million, due to a $2.5 million reduction in charges for trading errors, and a $1.6 million reduction in advertising, travel and entertainment costs. These decreases were offset by a $1.1 million increase in professional fees.

Non-Operating Income (Expense)
Interest income decreased 42.4% to $1.7 million, driven by a $0.9 million decrease due to lower yields earned on investment balances and a $0.4 million decrease due to lower average investment balances.

Interest expense decreased 34.7% to $14.1 million, primarily due to a $7.3 million net reduction in interest expense as a result of the refinancing of the 2.5% Convertible Senior Notes (the "Notes") in May 2012.

Other non-operating income (expense) increased $64.2 million to income of $28.7 million, as compared to expense of $35.5 million for the three months ended September 30, 2011. This increase was primarily due to $38.7 million of net market gains on assets invested for deferred compensation plans and seed capital investments, which are offset by corresponding increases in compensation mentioned above. Net market gains of $21.9 million on corporate investments in proprietary fund products, which are not offset in compensation, also contributed to the increase.

Other non-operating income (expense) of consolidated investment vehicles ("CIVs") decreased $1.6 million to $1.5 million, due to the impact of market gains recognized in the prior year quarter related to a previously consolidated CIV that was redeemed in the quarter ended December 31, 2011, offset in part by net market gains on investments of certain CIVs.

Income Tax Provision (Benefit)
The provision for income taxes was $16.4 million compared to a benefit of $1.6 million in the prior year quarter. In July 2011, The U.K. Finance Act 2011 was enacted, which reduced the main U.K. corporate tax rate from 27% to 26% effective April 1, 2011, and from 26% to 25% effective April 1, 2012. In July 2012, The U.K. Finance Act 2012 ("The Act") was enacted, further reducing the main U.K. corporate tax rate to 24% effective April 1, 2012 and 23% effective April 1, 2013. The impact of the tax rate changes on certain existing deferred tax assets and liabilities resulted in a tax benefit of $18.1 million in the current year quarter. The prior year quarter also included a similar U.K. tax benefit of $18.3 million on the revaluation of deferred tax assets and liabilities, but the impact was more substantial relative to the lower level of pre-tax income in that quarter. The effective tax rate was 16.8% for the three months ended September 30, 2012, compared to an effective benefit rate of 2.9% in the prior year quarter. Changes in the U.K. tax rate impacted the effective tax rate by 18.5 percentage points in the September 2012 quarter and 32.8 percentage points in the September 2011 quarter. The effective tax (benefit) rate was not impacted by CIVs for the three months ended September 30, 2012 or 2011.

Net Income Attributable to Legg Mason, Inc.
Net Income Attributable to Legg Mason, Inc., which we refer to as "Net Income", for the three months ended September 30, 2012, totaled $80.8 million, or $0.60 per diluted share, compared to $56.7 million, or $0.39 per diluted share, in the prior year quarter.  This increase was primarily attributable to the impact of transition-related costs recorded in the prior year quarter and increased cost savings in the current year quarter, both in connection with our business streamlining initiative, as previously discussed. The net market gains on corporate investments in proprietary fund products and decrease in interest expense as a result of refinancing our debt in May 2012, as previously discussed, also contributed to the increase. These increases were offset in part by the net impact of decreased operating revenues, as previously discussed. Adjusted Income (see Supplemental Non-GAAP Financial Information below) increased to $100.1 million, or $0.75 per diluted share, for the three months ended September 30, 2012, from $87.6 million, or $0.61 per diluted share, in the prior year quarter primarily due to the change in Net Income, as previously discussed. Operating margin decreased to 12.5% from 16.0% in the prior year quarter. Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information below), for the three months ended September 30, 2012 and 2011, was 21.2% and 21.3%, respectively.

Six Months Ended September 30, 2012, Compared to Six Months Ended September 30, 2011

Assets Under Management
The components of the changes in our AUM (in billions) for the six months ended September 30 were as follows:

	2012	2011
Beginning of period	$643.3	$677.6
Investment funds, excluding liquidity funds(1)
Subscriptions	21.5	24.7
Redemptions	(21.4)	(27.6)
Separate account flows, net	(12.5)	(17.7)
Liquidity fund flows, net	10.0	(0.7)
Net client cash flows	(2.4)	(21.3)
Market performance and other (2)	16.4	(24.9)
Dispositions	(6.6)	(19.6)
End of period	$650.7	$611.8
(1)    Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.
(2)    Includes impact of foreign exchange, reinvestment of dividends, and other.

AUM at September 30, 2012, was $650.7 billion, an increase of $7.4 billion, or 1%, from March 31, 2012. The increase in AUM was attributable to market appreciation of $16.4 billion and partially offset by dispositions of $6.6 billion, and net client outflows of $2.4 billion. The dispositions were in liquidity assets, which resulted from the amendment of historical Smith Barney brokerage programs discussed above. The $2.4 billion in net outflows consisted of outflows of equity and fixed income assets of $9.6 billion and $3.7 billion, respectively, partially offset by liquidity inflows of $10.9 billion.  Equity outflows were primarily experienced in products managed by Batterymarch, Royce, and LMCM. Fixed income inflows, primarily in products managed by Brandywine, were more than offset by outflows in fixed income products managed by Western Asset, which included $3.4 billion in outflows from a single, low-fee global sovereign mandate.

The component changes in our AUM by asset class (in billions) for the six months ended September 30, were as follows:

	Equity	Fixed Income	Liquidity	Total
March 31, 2012	$163.4	$356.1	$123.8	$643.3
Investment funds, excluding liquidity funds
Subscriptions	9.0	12.5	—	21.5
Redemptions	(12.0)	(9.4)	—	(21.4)
Separate account flows, net	(6.6)	(6.8)	1.0	(12.4)
Liquidity fund flows, net	—	—	9.9	9.9
Net client cash flows	(9.6)	(3.7)	10.9	(2.4)
Market performance and other	(0.4)	17.0	(0.2)	16.4
Dispositions	—	—	(6.6)	(6.6)
September 30, 2012	$153.4	$369.4	$127.9	$650.7

	Equity	Fixed Income	Liquidity	Total
March 31, 2011	$189.6	$356.6	$131.4	$677.6
Investment funds, excluding liquidity funds
Subscriptions	12.5	12.2	—	24.7
Redemptions	(16.7)	(10.9)	—	(27.6)
Separate account flows, net	(7.3)	(10.0)	(0.4)	(17.7)
Liquidity fund flows, net	—	—	(0.7)	(0.7)
Net client cash flows	(11.5)	(8.7)	(1.1)	(21.3)
Market performance and other	(32.1)	7.8	(0.6)	(24.9)
Dispositions	(1.1)	(0.2)	(18.3)	(19.6)
September 30, 2011	$144.9	$355.5	$111.4	$611.8

Average AUM by asset class (in billions) for the six months ended September 30 was as follows:

	2012	% of Total	2011	% of Total	% Change
Equity	$153.5	24%	$176.2	27%	(13)%
Fixed Income	361.9	57	363.6	55	—
Liquidity	122.8	19	116.4	18	5
Total	$638.2	100%	$656.2	100%	(3)%

AUM by Distribution Channel
The component changes in our AUM by distribution channel for the six months ended September 30 were as follows:

	Global Distribution	Other(1)	Total
March 31, 2012	$220.6	$422.7	$643.3
Net client cash flows, excluding liquidity funds	3.4	(15.7)	(12.3)
Liquidity fund flows, net	—	9.9	9.9
Net client cash flows	3.4	(5.8)	(2.4)
Market performance and other	(0.4)	16.8	16.4
Dispositions	—	(6.6)	(6.6)
September 30, 2012	$223.6	$427.1	$650.7

	Global Distribution	Other(1)	Total
March 31, 2011	$220.3	$457.3	$677.6
Net client cash flows, excluding liquidity funds	0.1	(20.7)	(20.6)
Liquidity fund flows, net	—	(0.7)	(0.7)
Net client cash flows	0.1	(21.4)	(21.3)
Market performance and other	(22.1)	(2.8)	(24.9)
Dispositions	—	(19.6)	(19.6)
September 30, 2011	$198.3	$413.5	$611.8
(1) Principally represents affiliate separate accounts and liquidity funds.

Operating Revenues
Total operating revenues for the six months ended September 30, 2012, were $1.3 billion, a decrease of 8.4% from $1.4 billion in the prior year period. This decrease was primarily due to the impact of a reduction in average AUM advisory revenue yields, from 35.8 basis points in the six months ended September 30, 2011, to 33.9 basis points in the six months ended September 30, 2012, as well as a 3% decrease in average AUM. The reduction in advisory revenue yields was the result of a less favorable average asset mix, with equity assets comprising a lower percentage of our total average AUM for the six months ended September 30, 2012, as compared to the six months ended September 30, 2011. A $14.3 million decrease in distribution and service fees and a $9.8 million reduction in performance fees also contributed to the decline in operating revenues.

Investment advisory fees from separate accounts decreased $35.0 million, or 8.7%, to $365.9 million. Of this decrease, $26.9 million was the result of lower average equity assets managed by Batterymarch, ClearBridge, LMCM and LMGE, $7.0 million was due to the divestiture of a small affiliate in February 2012, and $3.9 million was the result of lower average fixed income assets at Western Asset.  These decreases were offset in part by an increase of $4.2 million due to higher average fixed income assets managed by Brandywine.

Investment advisory fees from funds decreased $57.6 million, or 7.4%, to $719.4 million. Of this decrease, $75.3 million was due to lower average equity assets managed by Royce, LMCM and LMGE, and lower average assets managed by Permal. These decreases were offset in part by a $17.6 million increase as a result of higher average fixed income assets managed by Western Asset and Brandywine.

Performance fees decreased 34.1%, or $9.8 million, to $18.8 million, primarily as a result of lower fees earned on assets managed at Western Asset, Permal and Royce.

Distribution and service fees decreased $14.3 million, or 8.0%, to $163.5 million, primarily as a result of a decline in average mutual fund AUM subject to distribution and service fees.

Operating Expenses
Total operating expenses for the six months ended September 30, 2012, were $1.1 billion, a decrease of 5.5% from $1.2 billion in the prior year period. Operating expenses for the six months ended September 30, 2012 incurred at the affiliate level comprised 68% of total operating expenses. The remaining operating expenses are comprised of corporate and distribution costs.

The components of total compensation and benefits for the six months ended September 30 were as follows:

	Six months ended September 30,
	2012	2011
Salaries and incentives	$438.2	$472.6
Benefits and payroll taxes	104.3	101.5
Transition-related costs	—	23.7
Management transition compensation costs	4.1	—
Other	26.2	(16.1)
Total compensation and benefits	$572.8	$581.7

Total compensation and benefits decreased 1.5% to $572.8 million.

•
Salaries and incentives decreased $34.4 million, principally due to a $24.6 million decline in incentive-based compensation at investment affiliates, with the impact of reduced revenues at revenue-share based affiliates being offset in part by the impact of investments in select affiliates. A reduction of $16.6 million in corporate salaries, primarily due to headcount reductions resulting from our business streamlining initiative, also contributed to the decrease. These decreases were offset in part by additional salary and incentive costs of $8.1 million, primarily associated with market-based compensation increases among retained staff and new hires to support on-going growth initiatives.

•	Transition-related costs decreased $23.7 million, due to the completion of our business streamlining initiative in March 2012.

•
Management transition compensation costs in the current year period were primarily associated with our Chief Executive Officer stepping down in September 2012, comprised of $2.0 million of cash severance and $1.8 million of net non cash accelerated amortization of stock based awards.  Also included in this line item was $0.3 million of non-cash amortization expense related to retention awards granted to certain executives and key employees.

•
Other compensation and benefits increased by $42.3 million, due to an increase in deferred compensation and revenue-share based incentive obligations resulting from net market gains on assets invested for deferred compensation plans and seed capital investments, which are offset by corresponding increases in Other non-operating income (expense).

Compensation as a percentage of operating revenues increased to 45.1% from 41.9% in the prior year period, primarily due to the impact of compensation increases related to net market gains on assets invested for deferred compensation plans and seed capital investments, as well as the impact of fixed compensation costs of administrative and distribution personnel which do not vary with revenues. The impact of investments in select affiliates also contributed to the increase. These increases were offset in part by the impact of transition-related compensation recorded in the prior year period, as well as the impact of lower corporate compensation costs, principally attributable to our business streamlining initiative.

Distribution and servicing expenses decreased 7.7% to $315.0 million, principally driven by a $33.1 million decrease due to a reduction in average AUM in certain products for which we pay fees to third-party distributors. This decrease was offset in part by an $11.0 million increase in structuring fees related to closed-end fund and real estate investment trust ("REIT") launches.

Communications and technology expense decreased 10.5% to $73.5 million, driven by the impact of $4.7 million in transition-related costs recognized in the prior year period, as well as, $4.4 million in cost savings as a result of our business streamlining initiative.

Occupancy expense decreased 16.5% to $57.6 million, driven by $4.7 million in cost savings as a result of our business streamlining initiative. A $2.6 million net reduction in lease reserves and a $2.4 million reduction in depreciation of furniture and leaseholds, due to an extension in the life of certain leaseholds and the full depreciation or retirement of assets prior to or during the current year period, also contributed to the decrease.

Amortization of intangibles decreased 36.8% to $7.0 million, primarily due to the full amortization of certain management contracts occurring during fiscal 2012.

Other expenses decreased $5.4 million, or 5.7%, to $89.4 million, due to a $3.2 million reduction in charges for trading errors and a $1.6 million reduction in advertising costs.

Non-Operating Income (Expense)
Interest income decreased 39.5% to $3.7 million, driven by a $1.4 million decrease due to lower yields earned on investment balances and a $0.9 million decrease due to lower average investment balances.

Interest expense decreased 24.2% to $33.3 million, primarily due to a $9.7 million net reduction in interest expense as a result of the refinancing of the Notes in May 2012.

Other non-operating expense increased $11.9 million, to $44.0 million, from $32.1 million in the prior year period, primarily as a result of the $69.0 million loss on debt extinguishment recognized in connection with the repurchase of the Notes in May 2012. This loss was offset in part by $42.2 million of net market gains on seed capital investments and assets invested for deferred compensation plans, which are offset by corresponding increases in compensation discussed above, as well as, $9.2 million of net market gains on corporate investments in proprietary fund products, which are not offset in compensation.

Other non-operating income (expense) of CIVs decreased $10.8 million to an expense of $2.6 million, due to the impact of market gains recognized in the prior year period related to a previously consolidated CIV that was redeemed in the quarter ended December 31, 2011.

Income Tax Provision
The provision for income taxes was $11.4 million compared to $26.3 million in the prior year period. The impact of tax rate changes in the Act on certain existing deferred tax assets and liabilities resulted in a tax benefit of $18.1 million in the current year period. The prior year period also included a similar U.K. tax benefit of $18.3 million on the revaluation of deferred tax assets and liabilities, but the impact was less substantial relative to the higher level of pre-tax income in that six month period. The effective tax rate was 14.3% for the six months ended September 30, 2012, compared to an effective tax rate of 18.1% in the prior year. Changes in the U.K. tax rate impacted the effective tax rate by 22.7 percentage points in the six months ended September 30, 2012, and 12.6 percentage points in the prior year period. The impact of CIVs increased the effective tax rate by 0.6 percentage points in for the six months ended September 30, 2012, and reduced the effective tax rate by 0.3 percentage points for the six months ended September 30, 2011.

Net Income Attributable to Legg Mason, Inc.
Net Income for the six months ended September 30, 2012, totaled $71.3 million, or $0.52 per diluted share, compared to $116.6 million, or $0.80 per diluted share, in the prior year period.  This decrease was primarily attributable to the $69.0 million pre-tax loss ($44.8 million, or $0.33 per diluted share, net of income tax benefits) on debt extinguishment recognized in connection with the repurchase of the Notes and the net impact of decreased operating revenues, as previously discussed. These decreases were offset in part by the impact of increased cost savings in the current year period and the impact of transition-related costs recorded in the prior year period, both in connection with our business streamlining initiative, as previously discussed. Adjusted Income (see Supplemental Non-GAAP Financial Information below) decreased to $188.7 million for the six months ended September 30, 2012, from $196.7 million in the prior year period, primarily due to the change in Net Income, as previously discussed, excluding the impact of the loss on debt extinguishment. Despite the decrease in Adjusted Income, Adjusted Income per diluted share increased to $1.38 per diluted share for the six months ended September 30, 2012, from $1.34 per diluted share in the prior year period, due to a reduction in weighted-average shares outstanding as a result of share repurchases. Operating margin decreased to 12.3% from 14.9% in the prior year period. Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information below), for the six months ended September 30, 2012 and 2011, was 19.1% and 21.1%, respectively.

Quarter Ended September 30, 2012, Compared to Quarter Ended June 30, 2012

Results of Operations
Net Income for the three months ended September 30, 2012, was $80.8 million, or $0.60 per diluted share, compared to Net Loss Attributable to Legg Mason, Inc., which we refer to as "Net Loss", of $9.5 million, or $0.07 per diluted share, in the three months ended June 30, 2012. Operating revenues increased 1.5% from $630.7 million in the three months ended June 30, 2012, to $640.3 million in the three months ended September 30, 2012, due to slightly higher average AUM, an additional day in the quarter, and a $1.7 million increase in performance fees. Average AUM advisory revenue yields remained essentially flat at 33.9 basis points for the three months ended September 30, 2012, as compared to 34.0 basis points for the three months ended June 30, 2012. Operating expenses increased 1.1%, from $554.6 million in the June quarter to $560.6 million in the September quarter, driven by a $32.2 million increase in compensation and benefits, primarily due to increased net market gains on assets invested for deferred compensation and seed investments, which were offset by corresponding increases in Other non-operating income (expense). An increase in incentive-based compensation due to increased revenues at revenue share-based affiliates also contributed to the increase in compensation and benefits. The increase in compensation and benefits was offset in part by a $24.7 million decrease in distribution and servicing expenses, primarily due to the impact of structuring fees related to closed-end fund and REIT launches recognized in the prior quarter. Excluding the increase in net market gains on assets invested for deferred compensation and seed investments described above, Other non-operating income (expense) increased $88.5 million, to expense of $6.7 million, as compared to expense of $95.2 million in the prior quarter. This decrease in other non-operating expense was primarily due to the $69.0 million loss on debt extinguishment recognized in connection with the repurchase of the Notes in the prior quarter. Net market gains on corporate investments in proprietary fund products which are not offset in compensation, also contributed to the increase.  Adjusted Income (see Supplemental Non-GAAP Financial Information below) was $100.1 million or $0.75 per diluted share, for the September 2012 quarter, compared to $88.6 million, or $0.64 per diluted share, in the June 2012 quarter.  Operating margin was 12.5% in the September 2012 quarter compared to 12.1% in the June 2012 quarter.  Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information below), for the three months ended September 30, 2012, and June 30, 2012, was 21.2% and 16.9%, respectively.

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

In calculating Adjusted Income, we add the impact of the amortization of intangible assets from acquisitions, such as management contracts, to Net Income (Loss) Attributable to Legg Mason, Inc. to reflect the fact that these non-cash expenses distort comparisons of our operating results with the results of other asset management firms that have not engaged in significant acquisitions. Deferred taxes on indefinite-life intangible assets and goodwill include actual tax benefits from amortization deductions that are not realized under GAAP absent an impairment charge or the disposition of the related business.  Because we fully expect to realize the economic benefit of the current period tax amortization, we add this benefit to Net Income (Loss) Attributable to Legg Mason, Inc. in the calculation of Adjusted Income.  However, because of our net operating loss carry-forward, we will receive the benefit of the current tax amortization over time. Conversely, we subtract the non-cash income tax benefits on goodwill and indefinite-life intangible asset impairment charges and United Kingdom tax rate adjustments on excess book basis on certain acquired indefinite-life intangible assets, if applicable, that have been recognized under GAAP. We also add back non-cash imputed interest and the extinguishment loss on contingent convertible debt adjusted for amounts allocated to the conversion feature, as well as adding the actual tax benefits on the imputed interest that are not realized under GAAP. These adjustments reflect that these items distort comparisons of our operating results to prior periods and the results of other asset management firms that have not engaged in significant acquisitions, including any related impairments, or issued/extinguished contingent convertible debt.

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

A reconciliation of Net Income (Loss) Attributable to Legg Mason, Inc. to Adjusted Income (in thousands except per share amounts) is as follows:

	Three Months Ended
	September 30, 2012	June 30, 2012	September 30, 2011
Net Income (Loss) Attributable to Legg Mason, Inc.	$80,797	$(9,458)	$56,664
Plus (less):
Amortization of intangible assets	3,504	3,505	5,504
Loss on extinguishment of 2.5% senior notes	—	54,873	—
Deferred income taxes on intangible assets:
Tax amortization benefit	33,871	33,875	33,955
U.K. tax rate adjustment	(18,075)	—	(18,268)
Imputed interest on convertible debt (2.5% senior notes)	—	5,839	9,741
Adjusted Income	$100,097	$88,634	$87,596
Net Income (Loss) per Diluted Share Attributable to Legg Mason, Inc. common shareholders	$0.60	$(0.07)	$0.39
Plus (less):
Amortization of intangible assets	0.03	0.03	0.04
Loss on extinguishment of 2.5% senior notes	—	0.40	—
Deferred income taxes on intangible assets:
Tax amortization benefit	0.25	0.24	0.24
U.K. tax rate adjustment	(0.13)	—	(0.13)
Imputed interest on convertible debt (2.5% senior notes)	—	0.04	0.07
Adjusted Income per Diluted Share	$0.75	$0.64	$0.61

	Six Months Ended
	September 30, 2012	September 30, 2011
Net Income Attributable to Legg Mason, Inc.	$71,339	$116,616
Plus (less):
Amortization of intangible assets	7,009	11,082
Loss on extinguishment of 2.5% senior notes	54,873	—
Deferred income taxes on intangible assets:
Tax amortization benefit	67,746	67,993
U.K. tax rate adjustment	(18,075)	(18,268)
Imputed interest on convertible debt (2.5% senior notes)	5,839	19,230
Adjusted Income	$188,731	$196,653
Net Income per Diluted Share Attributable to Legg Mason, Inc. common shareholders	$0.52	$0.80
Plus (less):
Amortization of intangible assets	0.05	0.07
Loss on extinguishment of 2.5% senior notes	0.40	—
Deferred income taxes on intangible assets:
Tax amortization benefit	0.50	0.46
U.K. tax rate adjustment	(0.13)	(0.12)
Imputed interest on convertible debt (2.5% senior notes)	0.04	0.13
Adjusted Income per Diluted Share	$1.38	$1.34

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

The calculation of Operating Margin and Operating Margin, as Adjusted, is as follows (dollars in thousands):

	Three Months Ended
	September 30, 2012	June 30, 2012	September 30, 2011
Operating Revenues, GAAP basis	$640,295	$630,692	$669,897
Plus (less):
Operating revenues eliminated upon consolidation of investment vehicles	589	585	625
Distribution and servicing expense excluding consolidated investment vehicles	(145,120)	(169,812)	(160,379)
Operating Revenues, as Adjusted	$495,764	$461,465	$510,143

Operating Income, GAAP basis	$79,734	$76,077	$106,852
Plus (less):
Gains (losses) on deferred compensation and seed investments	24,449	1,177	(14,243)
Transition-related costs	—	—	15,138
Operating income and expenses of consolidated investment vehicles	815	677	885
Operating Income, as Adjusted	$104,998	$77,931	$108,632

Operating Margin, GAAP basis	12.5%	12.1%	16.0%
Operating Margin, as Adjusted	21.2	16.9	21.3

	Six Months Ended
	September 30, 2012	September 30, 2011
Operating Revenues, GAAP basis	$1,270,987	$1,387,005
Plus (less):
Operating revenues eliminated upon consolidation of investment vehicles	1,174	1,677
Distribution and servicing expense excluding consolidated investment vehicles	(314,932)	(341,122)
Operating Revenues, as Adjusted	$957,229	$1,047,560

Operating Income, GAAP basis	$155,811	$207,218
Plus (less):
Gains (losses) on deferred compensation and seed investments	25,626	(16,609)
Transition-related costs	—	28,858
Operating income and expenses of consolidated investment vehicles	1,492	2,047
Operating Income, as Adjusted	$182,929	$221,514

Operating Margin, GAAP basis	12.3%	14.9%
Operating Margin, as Adjusted	19.1	21.1

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

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, investment securities, and investment advisory and related fee receivables. Our assets have been principally funded by equity capital, long-term debt and the results of our operations. At September 30, 2012, our cash and cash equivalents, total assets, long-term debt and stockholders' equity were $0.9 billion, $7.9 billion, $1.2 billion and $5.5 billion, respectively. Total assets and total liabilities of the CIVs at September 30, 2012, were $348 million and $282 million, respectively.

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

The following table summarizes our Consolidated Statements of Cash Flows for the six months ended September 30 (in millions):

	2012	2011
Cash Flows Provided by (Used in) Operating Activities	$(36.9)	$168.2
Cash Flows Provided by (Used in) Investing Activities	(12.1)	3.1
Cash Flows Used in Financing Activities	(436.5)	(437.9)
Effect of Exchange Rate Changes on Cash	1.2	(15.7)
Net Change in Cash and Cash Equivalents	(484.3)	(282.3)
Cash and Cash Equivalents, Beginning of Period	1,382.3	1,375.9
Cash and Cash Equivalents, End of Period	$898.0	$1,093.6

Cash outflows used in operating activities during the six months ended September 30, 2012, were $36.9 million, primarily related to annual payments for accrued and deferred compensation and the allocation of extinguished debt repayment, offset in part by Net Income, adjusted for non-cash items, and net sales of trading and other current investments.  Cash outflows used in investing activities during the six months ended September 30, 2012, were $12.1 million, primarily related to payments made for fixed assets offset in part by net activity related to CIVs.  Cash outflows used in financing activities during the six months ended September 30, 2012, were $436.5 million, primarily related to the reduction of short-term debt, the repurchase of 9.7 million shares of our common stock for $245.1 million, and dividends paid of $26.3 million, offset in part by the net proceeds from the repayment and subsequent issuance of long-term debt of $102.4 million.

Cash inflows provided by operating activities during the six months ended September 30, 2011, were $168.2 million, primarily related to Net Income, adjusted for non-cash items, offset in part by the impact of annual payments for accrued and deferred compensation.  Cash inflows provided by investing activities during the six months ended September 30, 2011, were $3.1 million, primarily related to net activity related to CIVs, offset in part by payments made for fixed assets.  Cash outflows used in financing activities during the three months ended September 30, 2011, were $437.9 million, primarily the repurchase of 13.6 million shares of our common stock for $400.3 million, and dividends paid of $21.0 million.

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
The new $500 million revolving credit facility may be increased by an aggregate amount up to $250 million, subject to the approval of the lenders, and expires June 2017. This revolving credit facility is available to fund working capital needs and for general corporate purposes. There were no borrowings outstanding under this facility as of September 30, 2012.
The $500 million term loan entered into in conjunction with the unsecured credit agreement noted above can be repaid at any time and will be due in four annual installments of $50 million, beginning in June 2013, with the remainder to be repaid at maturity in June 2017.
The $650 million 5.5% senior notes are due May 2019 and were sold at a discount of $6.8 million.
In connection with the extinguishment of the Notes, the hedge transactions (purchased call options and warrants) executed in connection with the initial issuance of the Notes were also extinguished.

The financial covenants under our bank agreements include: maximum net debt to EBITDA ratio of 2.5 to 1 and minimum EBITDA to interest expense ratio of 4.0 to 1. Debt is defined to include all obligations for borrowed money, excluding non-recourse debt of CIVs, and capital leases. Under these net debt covenants, our debt is reduced by the amount of our unrestricted cash in excess of the greater of subsidiary cash or $375 million. EBITDA is defined as consolidated net income plus/minus tax expense (benefit), interest expense, depreciation and amortization, amortization of intangibles, any extraordinary expense or losses, and any non-cash charges, as defined. As of September 30, 2012, our net debt to EBITDA ratio was 1.4 to 1 and EBITDA to interest expense ratio was 12.4 to 1, and, therefore, we have maintained compliance with the applicable covenants.
Also in connection with the new capital plan, our board of directors authorized $1.0 billion for additional purchases of our common stock, $910 million of which remained available as of September 30, 2012, and the completion of the purchase of the then remaining $154.9 million of our common stock previously authorized, which occurred in the quarter ended June 30, 2012. The new capital plan authorizes using up to 65% of cash generated from future operations, beginning in fiscal 2013, to purchase shares of our common stock.

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

As described above, we currently project that our cash flows from operating activities will be sufficient to fund our liquidity needs, and we currently plan to utilize up to 65% of our cash generated from operations to repurchase shares of our common stock, subject to business and market conditions. As of September 30, 2012, we had over $500 million in cash and cash equivalents in excess of our working capital requirements. We do not currently expect to raise additional debt or equity financing over the next 12 months. However, there can be no assurances of these expectations as our projections could prove to be incorrect, events may occur that require additional liquidity, such as an acquisition opportunity or an opportunity to refinance indebtedness, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If these events result in our operations and available cash being insufficient to fund liquidity needs, we would likely seek to manage our available resources by taking actions such as reducing future share repurchases, additional cost-reductions, reducing our expected expenditures on investments, selling assets (such as investment securities), repatriating earnings from foreign affiliates, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, or should a large acquisition or refinancing opportunity arise, we may seek to raise additional equity or debt.

At September 30, 2012, our total cash and cash equivalents of $898 million included $482 million held by foreign subsidiaries.  During the six months ended September 30, 2012, we repatriated approximately $300 million of foreign cash and plan to repatriate another $75 million, in order to make the cash available in the U.S. for general corporate purposes.  We do not anticipate a material incremental tax cost with respect to this repatriation and no further repatriation of accumulated prior period foreign earnings is currently planned.  However, we may repatriate future earnings to the extent required to fund domestic operations and we would provide for and pay additional U.S. taxes in connection with repatriation of these funds.  It is not practical at this time to determine the income tax liability that would result from any further repatriation of accumulated foreign earnings.

On October 23, 2012, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.11 per share, payable on January 7, 2013.

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

The following table sets forth these contractual obligations (in millions) by fiscal year, and excludes contractual obligations of CIVs, as we are not responsible or liable for these obligations:

	Remaining 2013	2014	2015	2016	2017	Thereafter	Total
Contractual Obligations
Long-term borrowings by contract maturity(1)	$8.4	$50.4	$50.4	$50.0	$50.0	$950.0	$1,159.2
Interest on long-term borrowings and credit facility commitment fees(1)	22.8	44.8	43.9	43.1	42.2	90.8	287.6
Minimum rental and service commitments	75.2	125.9	115.9	103.7	93.8	510.7	1,025.2
Total Contractual Obligations(2)(3)(4)	$106.4	$221.1	$210.2	$196.8	$186.0	$1,551.5	$2,472.0

(1)	Excludes long-term borrowings of the consolidated CLO of $277.3 million and interest on these long-term borrowings, as applicable.

(2)
The table above does not include approximately $16.9 million in capital commitments to investment partnerships in which Legg Mason is a limited partner. These obligations will be funded, as required, through the end of the commitment periods through fiscal 2018.

(3)
The table above does not include amounts for uncertain tax positions of $70.2 million (net of the federal benefit for state tax liabilities), because the timing of any related cash outflows cannot be reliably estimated.

(4) The table above does not include redeemable noncontrolling interests, primarily related to CIVs, of $21.5 million, because the timing of any related cash outflows cannot be reliably estimated.

Critical Accounting Policies
The following critical accounting policy for goodwill has been updated from our Annual Report on Form 10-K for the year ended March 31, 2012.

Indefinite-Life Intangible Assets
For intangible assets with lives that are indeterminable or indefinite, fair value is determined from a market participant's perspective based on projected discounted cash flows, taking into account the values market participants would pay in a taxable transaction to acquire the respective assets. We have two primary types of indefinite-life intangible assets: proprietary fund contracts and, to a lesser extent, trade names.

We determine the fair value of our intangible assets based upon discounted projected cash flows, which take into consideration estimates of future fees, profit margins, growth rates, applicable taxes and discount rates. An asset is determined to be impaired if the current implied fair value is less than the recorded carrying value of the asset. The determination of the fair values of our indefinite-life intangible assets is highly dependent on these estimates, and changes in these inputs could result in a material impairment of the related carrying values. If an asset is impaired, the difference between the current implied fair value and the carrying value of the asset reflected on the financial statements is recognized as an expense in the period in which the impairment is determined to exist.

Contracts that are managed and operated as a single unit, such as contracts within the same family of funds, are reviewed in aggregate and are considered interchangeable because investors can transfer between funds with limited restrictions. Similarly, cash flows generated by new funds added to the fund group are included when determining the fair value of the intangible asset.

The domestic mutual fund contracts acquired in the Citigroup Asset Management (“CAM”) transaction of $2,502 million account for approximately 65% of our indefinite-life intangible assets. As of December 31, 2011, approximately $125 billion of AUM are associated with this asset, and are managed primarily by ClearBridge and Western Asset. For our December 31, 2011, annual impairment test, cash flows from the domestic mutual fund contracts were assumed to have annual growth rates that average approximately 7%, and were discounted at a rate of 13%.

Projected cash flows are based on annualized cash flows for the applicable contracts projected forward 40 years, assuming annual cash flow growth from estimated net client flows and projected market performance. To estimate the projected cash flows, projected growth rates by affiliate are used to project their assets under management. Cash flow growth rates consider estimates of both AUM flows and market expectations by asset class (equity, fixed income and liquidity) and by investment manager based upon, among other things, historical experience and expectations of future market performance from internal and external sources.

Based on projected AUM by affiliate and asset class, affiliate advisory fee rates are applied to determine projected revenues. The domestic mutual fund contracts projected revenues are applied to a weighted-average margin for the applicable affiliates that manage the AUM. These margins are based on arrangements currently in place at each affiliate. Projected operating income is further reduced by an appropriate tax rate to calculate the projected cash flows. For the first three years, these growth projections come from management's internal planning process. Beyond year three, the estimates migrate towards market statistics, as appropriate for each affiliate and asset class, through year 20. The resulting cash flow growth rate for year 20 is held constant and used to further project cash flows through year 40.

We believe our growth assumptions are reasonable given our consideration of multiple inputs, including the internal and external sources described above, although our assumptions are subject to change based on fluctuations in our actual results and market conditions. Our assumptions are also subject to change due to, among other factors, poor investment performance by one or more of our advisory affiliates, the withdrawal of AUM by clients, changes in business climate, adverse regulatory actions, or loss of key personnel. We consider these risks in the development of our growth assumptions and discount rates, discussed further below. Further, actual cash flows in any one period may vary from the projected cash flows without resulting in an impairment charge because a variance in any one period must be considered in conjunction with other assumptions that impact projected cash flows.

Year-to-date results generally compare slightly favorably to the growth assumptions related to the domestic mutual fund contracts asset impairment testing at December 31, 2011. In the past several years, such actual to projection comparisons are less favorable. However, the ultimate impact of the differences between actual results and our prior projections on Legg Mason's assessments of value for impairment testing is not indicative of a need to reassess our conclusion given that: our discounted projected cash flow analyses include projections well beyond three years and variances in the near years may yield an offset in subsequent years; fair value assessments are point-in-time; and the consistency of a fair value assessment with other indicators of value that reflect expectations of market participants at that point-in-time is critical evidence of the soundness of the estimate of value. In subsequent periods, we consider the differences in actual results from our projections when we assess asset carrying values including our assumptions for impairment testing.

Discount rates are based on appropriately weighted estimated costs of debt and equity capital using a market participant perspective. We estimate the cost of debt based on published debt rates. We estimate the cost of equity capital based on the Capital Asset Pricing Model, which considers the risk-free interest rate, peer-group betas, capital structure, cost of debt, and company and equity risk premiums. The equity risk factor is further adjusted to consider the relative risk associated with each Legg Mason business unit. The discount rates are also calibrated based on an assessment of relevant market values.

Consistent with standard valuation practices for taxable transactions, the projected discounted cash flow analysis also factors in a tax benefit value. This tax benefit represents the discounted tax savings a third party that purchased an asset on a given valuation date would receive from future tax deductions for the amortization of the purchase price over 15 years.

Assuming all other factors remain the same, actual results and changes in assumptions for the domestic mutual fund contracts would have to cause our cash flow projections over the long-term to deviate more than 5% from previous projections or the discount rate would have to be raised to 13.5% for the asset to be deemed impaired.  Given the current uncertainty regarding future market conditions, it is reasonably possible that fund performance, flows and AUM levels may decrease in the near term such that actual cash flows from the domestic mutual fund contracts could deviate from the projections by more than 5% and the asset could be deemed to be impaired by a material amount. The approximate fair values of these assets exceed their carrying values by $124 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the three months ended September 30, 2012, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Item 4. Controls and Procedures
As of September 30, 2012, Legg Mason's management, including the Interim Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason's management, including its Interim Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective on a reasonable assurances basis.  There have been no changes in Legg Mason's internal controls over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1A. Risk Factors

During the three months ended September 30, 2012, there were no material changes to the information contained in Part I, Item 1A of Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets out information regarding our purchases of Legg Mason common stock in each month during the quarter ended September 30, 2012:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares repurchased as part of publicly announced plans or programs(3)	Approximate dollar value that may yet be purchased under the plans or programs(3)
July 1, 2012 through July 31, 2012	—	$—	—	$1,000,000,000
August 1, 2012 through August 31, 2012	2,189,165	25.30	2,189,165	944,605,382
September 1, 2012 through September 30, 2012	1,365,407	25.36	1,364,650	910,000,008
Total	3,554,572	$25.32	3,553,815	$910,000,008

(1)	Includes shares of vesting restricted stock and restricted stock units surrendered to Legg Mason to satisfy related income tax withholding obligations of employees via net share transactions.

(2)	Amounts exclude fees.

(3)
In connection with a new capital plan announced on May 16, 2012, our Board of Directors authorized $1 billion for additional purchases of our common stock. The new capital plan authorizes using up to 65% of cash generated from future operations, beginning with fiscal 2013, to purchase shares of our common stock. There is no expiration date attached to the share repurchase authorization in the new capital plan.

Item 6. Exhibits

3.1	Articles of Incorporation of Legg Mason (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on July 26, 2011)

3.2	By-laws of Legg Mason as amended and restated July 26, 2011 (incorporated by reference to Legg Mason, Inc's Current Report on Form 8-K for the event on July 26, 2011)

10.1	Separation Agreement, dated September 14, 2012 between Legg Mason, Inc. and Mark R. Fetting *

12	Computation of consolidated ratios of earnings to fixed charges

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter September 30, 2012, filed on November 6, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

* This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGG MASON, INC.

DATE: November 6, 2012                    /s/ Joseph A. Sullivan
Joseph A. Sullivan
Interim Chief Executive Officer

DATE: November 6, 2012                    /s/ Peter H. Nachtwey
Peter H. Nachtwey
Chief Financial Officer and
Senior Executive Vice President

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Legg Mason (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on July 26, 2011)

3.2	By-laws of Legg Mason as amended and restated July 26, 2011 (incorporated by reference to Legg Mason, Inc's Current Report on Form 8-K for the event on July 26, 2011)

10.1	Separation Agreement, dated September 14, 2012 between Legg Mason, Inc. and Mark R. Fetting *

12	Computation of consolidated ratios of earnings to fixed charges

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter September 30, 2012, filed on November 6, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

* This exhibit is a management contract or compensatory plan or arrangement.