Form 10-Q
period 2012-12-31
LEGG MASON, INC.
filed 2013-02-06
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q
(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
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
128,955,808 shares of common stock as of the close of business on January 31, 2013.

PART I. FINANCIAL INFORMATION
Item 1.         Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	December 31, 2012	March 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$905,726	$1,382,263
Cash and cash equivalents of consolidated investment vehicles	34,995	26,139
Restricted cash	3,697	2,167
Receivables:
Investment advisory and related fees	314,235	333,777
Other	43,876	100,060
Investment securities	346,316	412,119
Investment securities of consolidated investment vehicles	29,117	31,575
Deferred income taxes	103,618	117,391
Other	48,005	51,977
Total Current Assets	1,829,585	2,457,468
Fixed assets, net	226,741	239,411
Intangible assets, net	3,112,451	3,856,866
Goodwill	1,248,648	1,275,045
Investments of consolidated investment vehicles	253,514	294,853
Deferred income taxes	259,748	142,706
Other	183,117	287,653
Other assets of consolidated investment vehicles	1,256	1,745
Total Assets	$7,115,060	$8,555,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued compensation	$233,780	$409,759
Accounts payable and accrued expenses	183,603	195,808
Short-term borrowings	—	250,000
Current portion of long-term debt	50,438	1,278
Other	47,342	114,840
Other current liabilities of consolidated investment vehicles	3,134	4,097
Total Current Liabilities	518,297	975,782
Deferred compensation	42,700	57,339
Deferred income taxes	126,698	242,567
Other	139,708	167,544
Other liabilities of consolidated investment vehicles	3,237	3,872
Long-term debt	1,094,275	1,135,614
Long-term debt of consolidated investment vehicles	250,160	271,707
Total Liabilities	2,175,075	2,854,425

Commitments and Contingencies (Note 8)

Redeemable Noncontrolling Interests	21,676	24,031

Stockholders’ Equity
Common stock, par value $.10; authorized 500,000,000 shares; issued 128,943,449 shares and 139,874,034 shares, respectively	12,894	13,987
Additional paid-in capital	3,553,176	3,864,216
Employee stock trust	(33,321)	(32,419)
Deferred compensation employee stock trust	33,321	32,419
Retained earnings	1,289,171	1,715,395
Appropriated retained earnings for consolidated investment vehicle	4,145	12,221
Accumulated other comprehensive income, net	58,923	71,472
Total Stockholders’ Equity	4,918,309	5,677,291
Total Liabilities and Stockholders’ Equity	$7,115,060	$8,555,747
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Operating Revenues
Investment advisory fees:
Separate accounts	$181,755	$187,570	$547,617	$588,382
Funds	360,827	351,598	1,080,208	1,128,577
Performance fees	46,395	6,079	65,240	34,677
Distribution and service fees	83,083	80,709	246,621	258,547
Other	1,840	1,022	5,201	3,800
Total Operating Revenues	673,900	626,978	1,944,887	2,013,983
Operating Expenses
Compensation and benefits	308,248	254,402	881,002	812,405
Transition-related compensation	—	8,818	—	32,559
Total Compensation and benefits	308,248	263,220	881,002	844,964
Distribution and servicing	143,410	148,275	458,370	489,422
Communications and technology	38,400	43,466	111,861	125,538
Occupancy	31,072	56,401	88,642	125,339
Amortization of intangible assets	3,505	4,869	10,514	15,951
Impairment of intangible assets	734,000	—	734,000	—
Other	48,588	51,424	138,010	146,228
Total Operating Expenses	1,307,223	567,655	2,422,399	1,747,442
Operating Income (Loss)	(633,323)	59,323	(477,512)	266,541
Other Non-Operating Income (Expense)
Interest income	1,646	2,577	5,300	8,614
Interest expense	(13,564)	(21,831)	(46,909)	(65,828)
Other income (expense), net, including $68,975 debt extinguishment loss in May 2012	9,926	255	(34,052)	(31,844)
Other non-operating income (loss) of consolidated investment vehicles, net	(3,449)	7,424	(6,080)	15,607
Total Other Non-Operating Income (Expense)	(5,441)	(11,575)	(81,741)	(73,451)
Income (Loss) Before Income Tax Provision (Benefit)	(638,764)	47,748	(559,253)	193,090
Income tax provision (benefit)	(180,214)	12,607	(168,814)	38,868
Net Income (Loss)	(458,550)	35,141	(390,439)	154,222
Less: Net income (loss) attributable to noncontrolling interests	(4,680)	7,009	(7,908)	9,474
Net Income (Loss) Attributable to Legg Mason, Inc.	$(453,870)	$28,132	$(382,531)	$144,748

Net Income (Loss) per Share Attributable to Legg Mason, Inc. Common Shareholders:
Basic	$(3.45)	$0.20	$(2.84)	$1.00
Diluted	$(3.45)	$0.20	$(2.84)	$1.00

Weighted Average Number of Shares Outstanding
Basic	131,534	140,053	134,770	144,363
Diluted	131,534	140,082	134,770	144,428

Dividends Declared per Share	$0.11	$0.08	$0.33	$0.24
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net Income (Loss)	$(458,550)	$35,141	$(390,439)	$154,222
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	(7,107)	3,309	(12,576)	(29,357)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses), net of tax provision (benefit) of ($30), ($2), $14 and $167, respectively	(45)	(3)	21	250
Reclassification adjustment for losses included in net income (loss)	8	4	6	8
Net Unrealized Gains (Losses) on Investment Securities	(37)	1	27	258
Total Other Comprehensive Income (Loss)	(7,144)	3,310	(12,549)	(29,099)
Comprehensive Income (Loss)	(465,694)	38,451	(402,988)	125,123
Less: Comprehensive income (loss) attributable to noncontrolling interests	(4,680)	7,009	(7,908)	9,474
Comprehensive Income (Loss) Attributable to Legg Mason, Inc.	$(461,014)	$31,442	$(395,080)	$115,649
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2012	2011
COMMON STOCK
Beginning balance	$13,987	$15,022
Stock options and other stock-based compensation	7	7
Deferred compensation employee stock trust	6	6
Deferred compensation, net	175	119
Equity Units exchanged	—	183
Employee tax withholdings by net share transactions	(30)	—
Shares repurchased and retired	(1,251)	(1,360)
Ending balance	12,894	13,977
ADDITIONAL PAID-IN CAPITAL
Beginning balance	3,864,216	4,111,095
Stock options and other stock-based compensation	9,890	13,465
Deferred compensation employee stock trust	1,592	1,901
Deferred compensation, net	31,554	25,357
Equity Units exchanged	—	102,831
Employee tax withholdings by net share transactions	(7,871)	—
Shares repurchased and retired	(315,372)	(398,906)
Allocation from 2.5% Convertible Senior Notes repurchase, net of tax	(30,833)	—
Ending balance	3,553,176	3,855,743
EMPLOYEE STOCK TRUST
Beginning balance	(32,419)	(34,466)
Shares issued to plans	(1,598)	(1,907)
Distributions and forfeitures	696	1,671
Ending balance	(33,321)	(34,702)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	32,419	34,466
Shares issued to plans	1,598	1,907
Distributions and forfeitures	(696)	(1,671)
Ending balance	33,321	34,702
RETAINED EARNINGS
Beginning balance	1,715,395	1,539,984
Net income (loss) attributable to Legg Mason, Inc.	(382,531)	144,748
Dividends declared	(43,693)	(34,019)
Ending balance	1,289,171	1,650,713
APPROPRIATED RETAINED EARNINGS FOR CONSOLIDATED INVESTMENT VEHICLE
Beginning balance	12,221	10,922
Net income (loss) reclassified to appropriated retained earnings	(8,076)	1,355
Ending balance	4,145	12,277
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET
Beginning balance	71,472	93,361
Net unrealized holding gains on investment securities	27	258
Foreign currency translation adjustment	(12,576)	(29,357)
Ending balance	58,923	64,262
TOTAL STOCKHOLDERS’ EQUITY	$4,918,309	$5,596,972

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2012	2011
Cash Flows from Operating Activities
Net Income (Loss)	$(390,439)	$154,222
2.5% Convertible Senior Notes:
Allocation of repurchase payment	(216,038)	—
Loss on extinguishment	68,975	—
Adjustments to reconcile Net Income (Loss) to net cash provided by operations:
Impairment of intangible assets	734,000	—
Depreciation and amortization	49,807	75,160
Imputed interest for 2.5% Convertible Senior Notes	5,839	29,023
Accretion and amortization of securities discounts and premiums, net	2,531	3,464
Stock-based compensation	40,485	38,436
Net (gains) losses on investments	(29,440)	39,209
Net losses (gains) of consolidated investment vehicles	8,182	(5,809)
Deferred income taxes	(174,229)	13,353
Other	2,522	2,709
Decrease (increase) in assets:
Investment advisory and related fees receivable	18,903	55,993
Net sales (purchases) of trading and other current investments	201,316	(68,854)
Other receivables	(687)	(10,877)
Other assets	1,661	13,453
Other assets of consolidated investment vehicles	(6,725)	40,802
Increase (decrease) in liabilities:
Accrued compensation	(174,850)	(30,188)
Deferred compensation	(14,639)	(36,733)
Accounts payable and accrued expenses	(12,158)	2,980
Other liabilities	(23,826)	34,041
Other liabilities of consolidated investment vehicles	(1,514)	(16,704)
Cash Provided by Operating Activities	89,676	333,680
Cash Flows from Investing Activities
Payments for fixed assets	(28,230)	(21,518)
Change in restricted cash	(1,890)	6,995
Purchases of investment securities	(5,300)	(4,509)
Proceeds from sales and maturities of investment securities	4,818	4,883
Purchases of investments by consolidated investment vehicles	(81,761)	(127,275)
Proceeds from sales and maturities of investments by consolidated investment vehicles	127,283	144,679
Cash Provided by Investing Activities	$14,920	$3,255

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2012	2011
Cash Flows from Financing Activities
Repayment of short-term borrowings	$(250,000)	$—
Repayment of 2.5% Convertible Senior Notes, net of operating allocation	(1,040,212)	—
Repayment of long-term debt	(9,006)	(811)
Repayment of long-term debt of consolidated investment vehicles	(32,820)	—
Proceeds from issuance of long-term debt	1,143,246	—
Debt issuance costs	(10,289)	—
Issuance of common stock	1,489	1,931
Repurchase of common stock	(324,524)	(400,266)
Dividends paid	(55,250)	(32,384)
Net repayments of consolidated investment vehicles	—	(18,309)
Net redemptions/distributions paid to noncontrolling interest holders	(2,523)	(16,016)
Cash Used in Financing Activities	(579,889)	(465,855)
Effect of Exchange Rate Changes on Cash	(1,244)	(14,404)
Net Decrease in Cash and Cash Equivalents	(476,537)	(143,324)
Cash and Cash Equivalents at Beginning of Period	1,382,263	1,375,918
Cash and Cash Equivalents at End of Period	$905,726	$1,232,594

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts or unless otherwise noted)
December 31, 2012
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

New Capital Plan
In May 2012, Legg Mason implemented a new capital plan for the refinancing/restructuring of debt, the completion of the existing share repurchase authorization, and the authorization of further share repurchases. As a result, Net Income (Loss) Attributable to Legg Mason, Inc. for the nine months ended December 31, 2012, includes a pre-tax loss on debt extinguishment of $68,975 and a net reduction in outstanding debt obligations of $350,000. See Notes 6 and 9 for further details.

Other New Developments
On December 13, 2012, the Company announced that it had entered into a Sale and Purchase Agreement to purchase all of the outstanding share capital of Fauchier Partners Management Limited, a leading European based manager of funds-of-hedge funds, from BNP Paribas Investment Partners. The transaction is expected to close in the fourth quarter of fiscal 2013 and will require an initial payment of approximately $80,000, with contingent consideration of up to approximately $24,000 and approximately $32,000, due on the second and fourth anniversaries of closing, respectively, dependent on achieving certain financial targets.

On December 12, 2012, the Company modified its employment and other arrangements with the management of its investment management affiliate The Permal Group, LTD ("Permal"). As further discussed in Note 5, these modifications included the Company investing in the Permal business in part by sharing certain compensation and other costs that result in lower margins from the business at current revenue levels in exchange for higher margins at significantly increased revenue levels. In addition, the Company and Permal are engaged in implementing a profits interest management equity plan for key employees that will entitle them to participate in 15% of the growth in value of the Permal business from the future implementation date.

Income Taxes
In July 2011, The U.K. Finance Act 2011 was enacted, which reduced the main U.K. corporate tax rate from 27% to 26% effective April 1, 2011, and from 26% to 25% effective April 1, 2012. In July 2012, The U.K. Finance Act 2012 was enacted, further reducing the main U.K. corporate tax rate to 24% effective April 1, 2012 and 23% effective April 1, 2013. The reductions in the U.K. corporate tax rate resulted in tax benefits of $18,075 and $18,268, recognized in the quarters ended September 30, 2012 and 2011, respectively, as a result of the revaluation of existing deferred tax assets and liabilities at the new rates. During the quarter ended December 31, 2012, as a result of the expiration of statutes of limitation and the completion of tax authority examinations, unrecognized benefits of $15,354 were realized. Also during the quarter ended December 31, 2012, based on estimates of future taxable income, using assumptions consistent with those used in Legg Mason's intangible and goodwill impairment testing, valuation allowances related to foreign tax credits and various U.S. state and foreign net operating loss carryforwards were increased by $28,636. It is more likely than not that tax benefits related to these tax credits and net operating loss carryforwards will not be realized. A summary of the impact of these items on Legg Mason's effective income tax rates follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Tax provision (benefit) at statutory U.S. federal income tax rate	(35.0)%	35.0%	(35.0)%	35.0%
Effect of changes in valuation allowances	4.5	11.0	4.5	1.8
Effect of changes in unrecognized tax benefits	(2.4)	—	(2.7)	(0.5)
Changes in U.K. tax rates on deferred tax assets and liabilities	—	—	(3.2)	(9.4)
Other jurisdiction income taxes and other items, net (primarily foreign taxes in 2011)	4.7	(19.6)	6.2	(6.8)
Effective income tax provision (benefit) rate	(28.2)%	26.4%	(30.2)%	20.1%

Noncontrolling Interests
Noncontrolling interests related to consolidated investment vehicles ("CIVs") are classified as redeemable noncontrolling interests if investors in these funds may request withdrawals at any time. There are no nonredeemable noncontrolling interests as of December 31, 2012, March 31, 2012, or December 31, 2011. As noted above, Net income (loss) attributable to noncontrolling interests in the Consolidated Statements of Income (Loss) also includes Net income (loss) reclassified to Appropriated retained earnings for consolidated investment vehicle in the Consolidated Balance Sheets.

Net income (loss) attributable to noncontrolling interests for the three and nine months ended December 31, 2012 and 2011, included the following amounts:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Net income (loss) attributable to redeemable noncontrolling interests	$350	$(148)	$168	$8,119
Net Income (loss) reclassified to Appropriated retained earnings for consolidated investment vehicle	(5,030)	7,157	(8,076)	1,355
Total	$(4,680)	$7,009	$(7,908)	$9,474

Redeemable noncontrolling interests as of and for the nine months ended December 31, 2012 and 2011, were as follows:

	Nine Months Ended December 31,
	2012	2011
Balance, beginning of period	$24,031	$36,713
Net income attributable to redeemable noncontrolling interests	168	8,119
Net redemptions/distributions paid to noncontrolling interest holders	(2,523)	(16,016)
Balance, end of period	$21,676	$28,816

Recent Accounting Developments
In July 2012, the Financial Accounting Standards Board ("FASB") updated the guidance on the annual indefinite-lived intangible asset tests for impairment. The update permits companies to assess qualitative factors to determine if it is more likely than not that the fair value of the intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the currently required quantitative fair value assessment. This update will be effective for Legg Mason in fiscal 2014, if not early adopted. This update is not expected to have a material effect on Legg Mason's recorded indefinite-lived assets, and Legg Mason is still evaluating its adoption.

In January 2013, the FASB ratified an EITF consensus that updates the guidance on a parent's accounting for a cumulative translation adjustment upon the sale, transfer, or liquidation of a foreign subsidiary entity. The update states that a cumulative translation adjustment should be released into earnings only if an entity ceases to have a controlling financial interest in a subsidiary or a group of assets within a foreign subsidiary, and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. This update will be effective for Legg Mason in fiscal 2014, and Legg Mason is still evaluating its adoption.

3. Fair Values of Assets and Liabilities

The disclosures below include details of Legg Mason's assets and liabilities that are measured at fair value, excluding the assets and liabilities of CIVs. See Note 12, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the assets and liabilities of CIVs that are measured at fair value.

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

	As of December 31, 2012
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash equivalents(1):
Money market funds	$513,113	$—	$—	$513,113
Time deposits and other	—	124,978	—	124,978
Total cash equivalents	513,113	124,978	—	638,091
Current investments:
Trading investments relating to long-term incentive compensation plans(2)	100,396	—	—	100,396
Trading proprietary fund products and other investments(3)	104,261	102,680	—	206,941
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments(4)(5)	12,685	26,294	—	38,979
Total current investments	217,342	128,974	—	346,316
Available-for-sale investment securities(6)	2,031	10,367	12	12,410
Investments in partnerships, LLCs and other(6)	986	2,696	27,464	31,146
Equity method investments in partnerships and LLCs(4)(6)	1,361	—	63,236	64,597
Derivative assets:
Currency and market hedges	317	—	—	317
Other investments(6)	—	—	107	107
	$735,150	$267,015	$90,819	$1,092,984
Liabilities:
Derivative liabilities:
Currency and market hedges	$(744)	$—	$—	$(744)

	As of March 31, 2012
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash equivalents(1):
Money market funds	$893,738	$—	$—	$893,738
Time deposits	—	88,289	—	88,289
Total cash equivalents	893,738	88,289	—	982,027
Current investments:
Trading investments relating to long-term incentive compensation plans(2)	111,257	—	—	111,257
Trading proprietary fund products and other investments(3)	143,002	79,583	—	222,585
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments(4)(5)	11,565	54,934	11,778	78,277
Total current investments	265,824	134,517	11,778	412,119
Available-for-sale investment securities(6)	2,091	9,810	12	11,913
Investments in partnerships, LLCs and other(6)	851	5,351	28,763	34,965
Equity method investments in partnerships and LLCs(4)(6)	1,415	1,348	166,438	169,201
Derivative assets:
Currency and market hedges	84	—	—	84
Other investments(6)	—	—	112	112
	$1,164,003	$239,315	$207,103	$1,610,421
Liabilities:
Derivative liabilities:
Currency and market hedges	$(886)	$—	$—	$(886)

(1)
Cash equivalents include highly liquid investments with original maturities of 90 days or less. Cash investments in actively traded money market funds are measured at net asset value ("NAV") and are classified as Level 1.  Cash investments in time deposits and other are measured at amortized cost, which approximates fair value because of the short time between the purchase of the instrument and its expected realization, and are classified as Level 2.

(2)
Primarily mutual funds where there is minimal market risk to the Company as any change in value is primarily offset by an adjustment to compensation expense and related deferred compensation liability.

(3)
Trading proprietary fund products and other investments primarily represent mutual funds that are invested approximately 47% and 53% in equity and debt securities as of December 31, 2012, respectively, and were invested approximately 52% and 48% in equity and debt securities as of March 31, 2012, respectively.

(4)
Substantially all of Legg Mason's equity method investments are investment companies which record their underlying investments at fair value.  Fair value is measured using Legg Mason's share of the investee's underlying net income or loss, which is predominately representative of fair value adjustments in the investments held by the equity method investee.

(5)
Includes investments under the equity method (which approximates fair value) relating to long-term incentive compensation plans of $26,294 and $54,934 as of December 31, 2012 and March 31, 2012, respectively, and proprietary fund products and other investments of $12,685 and $23,343 as of December 31, 2012 and March 31, 2012, respectively, which are classified as Investment securities on the Consolidated Balance Sheets.

(6)	Amounts are included in Other non-current assets on the Consolidated Balance Sheets for each of the periods presented.

Substantially all of the above financial instruments where valuation methods rely on other than observable market inputs as a significant input utilize the equity method, the cost method, or NAV practical expedient, such that measurement uncertainty has little relevance.
The changes in financial assets measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended December 31, 2012 and 2011, are presented in the tables below:

	Value as of September 30, 2012	Purchases	Sales	Redemptions/Settlements/ Other	Transfers Out	Realized and unrealized gains/(losses), net	Value as of December 31, 2012
Assets:
Equity method investments in proprietary fund products	$11,705	$—	$—	$—	$(11,705)	$—	$—
Investments in partnerships, LLCs and other	28,041	—	(182)	(46)	—	(349)	27,464
Equity method investments in partnerships and LLCs	129,294	911	(1,183)	(64,513)	—	(1,273)	63,236
Other investments	131	—	—	—	—	(12)	119
	$169,171	$911	$(1,365)	$(64,559)	$(11,705)	$(1,634)	$90,819

	Value as of September 30, 2011	Purchases	Sales	Redemptions/Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of December 31, 2011
Assets:
Trading proprietary fund products and other investments	$179	$—	$(165)	$—	$—	$(14)	$—
Equity method investments in proprietary fund products	11,605	—	—	—	—	(545)	11,060
Investments in partnerships, LLCs and other	28,469	—	—	(10)	—	(219)	28,240
Equity method investments in partnerships and LLCs	160,662	660	(1,869)	(1,370)	—	(7,781)	150,302
Other investments	133	—	—	—	—	—	133
	$201,048	$660	$(2,034)	$(1,380)	$—	$(8,559)	$189,735

	Value as of March 31, 2012	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers Out	Realized and unrealized gains/(losses), net	Value as of December 31, 2012
Assets:
Equity method investments in proprietary fund products	$11,778	$—	$—	$—	$(11,705)	$(73)	$—
Investments in partnerships, LLCs and other	28,763	—	(970)	(612)	—	283	27,464
Equity method investments in partnerships and LLCs	166,438	1,123	(2,025)	(116,579)	—	14,279	63,236
Other investments	124	—	—	—	—	(5)	119
	$207,103	$1,123	$(2,995)	$(117,191)	$(11,705)	$14,484	$90,819

	Value as of March 31, 2011	Purchases	Sales	Redemptions/Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of December 31, 2011
Assets:
Trading proprietary fund products and other investments	$11,378	$—	$(11,906)	$—	$—	$528	$—
Equity method investments in proprietary fund products	12,167	—	—	—	—	(1,107)	11,060
Investments in partnerships, LLCs and other	22,167	6,932	—	(119)	—	(740)	28,240
Equity method investments in partnerships and LLCs	153,931	26,164	(5,162)	(14,067)	—	(10,564)	150,302
Other investments	282	—	—	(159)	—	10	133
	$199,925	$33,096	$(17,068)	$(14,345)	$—	$(11,873)	$189,735

Realized and unrealized gains and losses recorded for Level 3 investments are included in Other Non-Operating Income (Expense) on the Consolidated Statements of Income (Loss). Total unrealized losses for Level 3 investments relating only to those assets still held at the reporting date were $1,632 and $8,521 for the three months ended December 31, 2012 and 2011, respectively. Total unrealized losses for Level 3 investments relating only to those assets still held at the reporting date were $4,150 and $13,940 for the nine months ended December 31, 2012 and 2011, respectively.

There were no material transfers between Level 1 and Level 2 during the three or nine months ended December 31, 2012 and 2011.

As a practical expedient, Legg Mason relies on the NAV of certain investments as their fair value.  The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the reporting date.  The following table summarizes, as of December 31, 2012, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

		Fair Value Determined Using NAV				As of December 31, 2012
Category of Investment	Investment Strategy	December 31, 2012		March 31, 2012		Unfunded Commitments	Remaining Term
Funds-of-hedge funds	Global macro, fixed income, long/short equity, natural resources, systematic, emerging market, European hedge	$45,481	(1)	$51,251	(2)	n/a	n/a
Hedge funds	Fixed income - developed market, event driven, fixed income - hedge, relative value arbitrage, European hedge	24,073		25,460		$20,000	n/a
Private equity funds	Long/short equity	25,591	(3)	27,927	(3)	5,218	Up to 7 years
Private fund(4)	Fixed income, residential and commercial mortgage-backed securities	—		89,323		n/a	n/a
Other	Various	2,164		2,450		n/a	Various (5)
Total		$97,309	(6)	$196,411	(6)	$25,218
n/a-not applicable

(1)	58% monthly redemption; 42% quarterly redemption, of which 38% is subject to two-year lock-up, which expires in June 2013.

(2)	63% monthly redemption; 37% quarterly redemption, of which 36% is subject to two-year lock-up, which expires in June 2013.
(3)    Liquidations are expected over the remaining term.
(4) Legg Mason's investment was fully redeemed in the quarter ended December 31, 2012 upon liquidation of the fund.

(5)	Of this balance, 3% has a remaining term of less than one year and 97% has a remaining term of 20 years.

(6)	Comprised of approximately 37% and 63% of Level 2 and Level 3 assets, respectively, as of December 31, 2012 and 13% and 87% of Level 2 and Level 3 assets, respectively, as of March 31, 2012.

There are no current plans to sell any of these investments held as of December 31, 2012.

4. Fixed Assets

Fixed assets consist of equipment, software and leasehold improvements.  Equipment consists primarily of communications and technology hardware and furniture and fixtures.  Software includes purchased software and internally developed software. Fixed assets are reported at cost, net of accumulated depreciation and amortization.  The following table reflects the components of fixed assets as of:

	December 31, 2012	March 31, 2012
Equipment	$155,662	$155,173
Software	221,522	205,760
Leasehold improvements	244,168	242,566
Total cost	621,352	603,499
Less: accumulated depreciation and amortization	(394,611)	(364,088)
Fixed assets, net	$226,741	$239,411

Depreciation and amortization expense included in operating income was $12,822 and $25,246 for the three months ended December 31, 2012 and 2011, respectively, and $39,293 and $59,209 for the nine months ended December 31, 2012 and 2011, respectively.

5. Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of:

	December 31, 2012	March 31, 2012
Amortizable asset management contracts
Cost	$205,791	$206,411
Accumulated amortization	(182,868)	(172,974)
Net	22,923	33,437
Indefinite–life intangible assets
U.S. domestic mutual fund management contracts	2,106,351	2,502,351
Permal funds-of-hedge fund management contracts	626,000	947,000
Other fund management contracts	304,377	304,278
Trade names	52,800	69,800
	3,089,528	3,823,429
Intangible assets, net	$3,112,451	$3,856,866

As part of Legg Mason's annual impairment testing process, and considering aspects of the modifications to Permal compensation and other arrangements discussed in Note 2, on December 12, 2012, and as updated through December 31, 2012, the Company concluded that the carrying value of two significant indefinite-life fund management contract intangible assets and a trade name asset exceeded their respective fair values, and the assets were impaired by an aggregate amount of $734,000. The impairment charges result from a number of current trends and factors, including (i) a decrease in near-term margin projections; (ii) an increase in the rate used to discount projected future cash flows primarily due to company specific factors including continued market and regulatory influences, continued stock price uncertainty and the ongoing search for a permanent Chief Executive Officer; (iii) recent outflows and related reductions in assets under management; and (iv) a reduction in near-term projected growth rates. These changes resulted in a reduction of the projected cash flows and Legg Mason's overall assessment of fair value of the assets, such that the domestic mutual fund management contracts asset, Permal funds-of-hedge fund management contracts asset, and Permal trade name declined below their carrying values, and accordingly were impaired by $396,000, $321,000, and $17,000, respectively.

Management estimated the fair values of these assets based upon discounted cash flow analyses using unobservable market data inputs, which are Level 3 measurements. The significant assumptions used in these cash flow analyses included projected cash flows and discount rates, summarized as follows:

	Projected Cash Flow Growth Rates
	Range	Average	Discount Rates
Domestic mutual funds contracts asset	3% to 9%	6%	14.5%
Permal funds-of-hedge funds contracts and trade name assets	(1)% to 17%	8%	16.0%

Projected cash flow growth rates for these assets are most dependent on product investment performance, client AUM flows, and changes in market conditions. Discount rates are also influenced by changes in market conditions, as well as interest rates and other factors. Decreases in the projected cash flow growth rates and/or increases in the discount rates could result in lower fair value measurements and potential additional impairments.

There were no impairments to other indefinite-life intangible assets, amortizable management contracts intangible assets, or goodwill, as of December 31, 2012.

As of December 31, 2012, amortizable asset management contracts are being amortized over a weighted-average remaining life of 2.5 years.

Estimated amortization expense for each of the next five fiscal years is as follows:

Remaining 2013	$3,505
2014	11,835
2015	2,920
2016	2,663
2017	2,000
Thereafter	—
Total	$22,923

The change in the carrying value of goodwill is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value
Balance as of March 31, 2012	$2,436,945	$(1,161,900)	$1,275,045
Impact of excess tax basis amortization	(16,189)	—	(16,189)
Other, including changes in foreign exchange rates	(10,208)	—	(10,208)
Balance as of December 31, 2012	$2,410,548	$(1,161,900)	$1,248,648

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
The new $500,000 revolving credit facility may be increased by an aggregate amount of up to $250,000, subject to the approval of the lenders, and expires in June 2017. The new revolving credit facility has an interest rate of LIBOR plus 150 basis points and an annual commitment fee of 20 basis points. The interest rate may change in the future based on changes in Legg Mason's credit ratings. This revolving credit facility is available to fund working capital needs and for general corporate purposes. There were no borrowings outstanding under this facility as of December 31, 2012.
The revolving credit facility and term loan have standard financial covenants, including a maximum net debt to EBITDA ratio (as defined in the documents) of 2.5 to 1 and minimum EBITDA to interest ratio (as defined in the documents) of 4.0 to 1. As of December 31, 2012, Legg Mason's net debt to EBITDA ratio was 1.2 to 1 and EBITDA to interest expense ratio was 12.6 to 1, and therefore, Legg Mason has maintained compliance with the applicable covenants.
Five-year Term Loan
The $500,000 term loan entered into in conjunction with the unsecured credit agreement noted above can be repaid at any time and will be due in four annual installments of $50,000, beginning in June 2013, with the remainder to be repaid at maturity in June 2017. The term loan bears interest at LIBOR plus 150 basis points, which may change in the future based on changes in Legg Mason's credit ratings. The effective interest rate as of December 31, 2012 was 1.7%.

5.5% Senior Notes
The $650,000 5.5% Senior Notes (the "Senior Notes") due May 2019, were sold at a discount of $6,754, which is being amortized to interest expense over the seven-year term. The Senior Notes are subject to certain nonfinancial covenants and registration rights, which if not complied with, require additional interest up to 0.50% over the stated rate. As of December 31, 2012, the interest rate was 6.00%, which includes 0.50% associated with the registration status of the Senior Notes. The exchange offer for the Senior Notes has been launched and upon completion of the twenty-day exchange period, the interest rate will revert back to the 5.5% stated rate. The Senior Notes can be redeemed at any time prior to their scheduled maturity, in part or in aggregate, at the greater of the related principal amount at that time or the sum of the remaining scheduled payments discounted at the Treasury rate (as defined) plus 0.50%, together with any related accrued and unpaid interest.
2.5% Convertible Senior Notes and Related Hedge Transactions
The terms of the repurchase of the Notes in May 2012 noted above included their repayment at par plus accrued interest, a prepayment fee of $6,250, and a non-cash exchange of warrants (the “Warrants”) to the holders of the Notes that replicate and extend the contingent conversion feature of the Notes. The cash payment of $1,256,250 to repurchase the Notes was allocated between their liability and equity components based on a liability fair value of $1,193,971, determined using a then current market interest rate of 4.1%, resulting in a loss on debt extinguishment of $68,975, including $7,851 of accelerated deferred issue costs. The remaining balance of the cash payment was allocated to the equity component of the Notes for a $62,279 reduction of additional paid-in capital, offset by related tax benefits of $31,446. The $1,193,971 amount of cash repurchase payment allocated to the liability component of the Notes upon their extinguishment exceeds the initial allocated value at issuance of $977,933, requiring the Consolidated Statements of Cash Flows for the nine months ended December 31, 2012 to include an allocation of the $216,038 excess to operating activities.
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
The accreted value of long-term debt consists of the following:

	December 31, 2012			March 31, 2012
	Current Accreted Value	Unamortized Discount	Maturity Amount	Accreted Value
5.5% senior notes	$643,836	$6,164	$650,000	$—
Five-year term loan	500,000	—	500,000	—
Other term loans	877	—	877	9,883
2.5% convertible senior notes	—	—	—	1,127,009
Subtotal	1,144,713	6,164	1,150,877	1,136,892
Less: current portion	50,438	—	50,438	1,278
Total	$1,094,275	$6,164	$1,100,439	$1,135,614

During the three months ended December 31, 2012, a subsidiary of Legg Mason repaid the $8,153 outstanding balance on a term loan, included in Other term loans above as of March 31, 2012.

As of December 31, 2012, the aggregate maturities of long-term debt, based on their contractual terms, are as follows:

Remaining 2013	$—
2014	50,438
2015	50,439
2016	50,000
2017	50,000
Thereafter	950,000
Total	$1,150,877

At December 31, 2012, the estimated fair value of long-term debt was $1,201,642, and is classified as Level 2 in the fair value hierarchy.

Prior to the repurchase of the Notes in May 2012, as previously discussed, Legg Mason was accreting the carrying value of the Notes to the principal amount at maturity using an interest rate of 6.5% (the effective borrowing rate for non-convertible debt at the time of issuance) over its expected life of seven years, resulting in interest expense of $9,793 for the three months ended December 31, 2011, and $5,839 and $29,023 for the nine months ended December 31, 2012 and 2011, respectively.

7.  Stock-Based Compensation

Legg Mason's stock-based compensation includes stock options, employee stock purchase plans, restricted stock awards and units, performance shares payable in common stock, and deferred compensation payable in stock. Shares available for issuance under the active equity incentive stock plan as of December 31, 2012, were 10,876. Options under Legg Mason’s employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in equal increments over four to five years and expire within eight to ten years from the date of grant.

Compensation expense relating to stock options for the three months ended December 31, 2012 and 2011, was $2,504 and $3,511, respectively, and for the nine months ended December 31, 2012 and 2011, was $8,407 and $11,192, respectively.
Stock option transactions during the nine months ended December 31, 2012, and 2011, respectively, are summarized below:

	Nine Months Ended December 31,
	2012		2011
	Number of shares	Weighted-average exercise price per share	Number of shares	Weighted-average exercise price per share
Options outstanding at March 31	5,624	$57.78	5,419	$59.82
Granted	966	23.72	810	33.99
Exercised	(11)	15.48	(14)	26.41
Canceled/forfeited	(808)	48.94	(375)	48.84
Options outstanding at December 31	5,771	$53.39	5,840	$57.03

At December 31, 2012, options were exercisable on 3,572 shares, with a weighted-average exercise price of $68.69 and a weighted-average remaining contractual life of 2.8 years. Unamortized compensation cost related to unvested options (2,199 shares) at December 31, 2012, was $20,309 and is expected to be recognized over a weighted-average period of 1.7 years.

The weighted-average fair value of stock option grants during the nine months ended December 31, 2012 and 2011, using the Black-Scholes option pricing model, was $9.47 and $13.13 per share, respectively.

The following weighted-average assumptions were used in the model for grants in fiscal 2013 and 2012:

	Nine Months Ended December 31,
	2012	2011
Expected dividend yield	1.44%	1.39%
Risk-free interest rate	0.81%	1.95%
Expected volatility	51.80%	47.16%
Expected life (in years)	5.02	5.12

Compensation expense relating to restricted stock and restricted stock units for the three months ended December 31, 2012 and 2011, was $10,730 and $8,876, respectively, and for the nine months ended December 31, 2012 and 2011, was $31,753 and $25,484, respectively.

Compensation expense for the nine months ended December 31, 2012 includes approximately $1,800 of accelerated stock-based net compensation costs associated with Legg Mason's Chief Executive Officer stepping down in September 2012.

Restricted stock and restricted stock unit transactions during the nine months ended December 31, 2012 and 2011, respectively, are summarized below:

	Nine Months Ended December 31,
	2012		2011
	Number of shares	Weighted-average grant date value	Number of shares	Weighted-average grant date value
Unvested shares at March 31	2,873	$33.83	2,637	$33.01
Granted	2,185	24.04	1,315	33.79
Vested	(935)	32.12	(806)	32.44
Canceled/forfeited	(143)	58.59	(55)	32.85
Unvested shares at December 31	3,980	$27.97	3,091	$33.49

Unamortized compensation cost related to unvested restricted stock and restricted stock unit awards at December 31, 2012 of $81,294 is expected to be recognized over a weighted-average period of 1.7 years. In connection with the change in Legg Mason's Chief Executive Officer, in September 2012, 325 shares of restricted stock were granted to certain executives and key employees, with an aggregate value of $8,400. These shares vest on March 31, 2014, and are intended to retain and motivate these employees.

Compensation expense relating to the stock purchase plan and deferred compensation payable in stock for the three months ended December 31, 2012 and 2011, was $89 and $101, respectively, and for the nine months ended December 31, 2012 and 2011, was $325 and $385, respectively.

During the nine months ended December 31, 2012 and 2011, non-employee directors were granted 17 and 12 restricted stock units and 35 and 31 shares of common stock at a fair value of $1,250 and $1,375, respectively. As of December 31, 2012 and 2011, non-employee directors held 112 and 193 stock options, respectively, which are included in the outstanding options presented in the table above. As of December 31, 2012 and 2011, non-employee directors held 91 and 75 restricted stock units, respectively, which vest on the grant date and are, therefore, not included in the unvested shares of restricted stock and restricted stock units in the table above. During the nine months ended December 31, 2012 and 2011, non-employee directors did not exercise any stock options and no restricted stock units were distributed. During the nine months ended December 31, 2012 and 2011, there were 72 and 27 non-employee director stock options canceled or forfeited, respectively.

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

As of December 31, 2012, the minimum annual aggregate rentals under operating leases and service agreements are as follows:

Remaining 2013	$35,044
2014	129,549
2015	119,376
2016	106,774
2017	95,970
Thereafter	510,749
Total	$997,462

The minimum rental commitments shown above have not been reduced by $155,715 for minimum sublease rentals to be received in the future under non-cancelable subleases, of which approximately half is due from one counterparty.  If a sub-tenant defaults on a sublease, Legg Mason may incur operating charges to reflect expected future sublease rentals at reduced amounts, as a result of the current commercial real estate market.

As part of a real estate initiative, Legg Mason is likely to abandon additional real estate during the quarter ending March 31, 2013 and/or pursue sub-tenants for that space. As a result, Legg Mason expects to incur accelerated lease-related charges during that quarter, which will represent the present value of the amount by which the commitments under the lease exceed the amount due, or amount expected to be received, under a sublease.

The above minimum rental commitments include $904,059 in real estate and equipment leases and $93,403 in service and maintenance agreements.

As of December 31, 2012, Legg Mason had commitments to invest approximately $35,971 in limited partnerships that make private investments. These commitments are expected to be funded as required through the end of the respective investment periods ranging through fiscal 2021.

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

In a transaction with Citigroup in December 2005, Legg Mason transferred to Citigroup the subsidiaries that constituted its Private Client/Capital Markets ("PC/CM") businesses, thus transferring the entities that would have primary liability for most of the customer complaint, litigation and regulatory liabilities and proceedings arising from those businesses. However, as part of that transaction, Legg Mason agreed to indemnify Citigroup for most customer complaint, litigation and regulatory liabilities of Legg Mason's former PC/CM businesses that result from pre-closing events. While the ultimate resolution of these matters cannot be determined based on current information, after consultation with legal counsel, management believes that any accrual or range of reasonably possible losses as of December 31, 2012 and 2011, is not material. Similarly, although Citigroup transferred to Legg Mason the entities that would be primarily liable for most customer complaint, litigation and regulatory liabilities and proceedings of the CAM business, Citigroup has agreed to indemnify Legg Mason for most customer complaint, litigation and regulatory liabilities of the CAM business that result from pre-closing events.

One of Legg Mason's asset management subsidiaries was named as the defendant in a lawsuit filed by a former institutional client in late August 2011. The complaint alleges breach of contract and breach of fiduciary duty arising from investments in the former client's account allegedly being inconsistent with the account's objectives, and seeks damages in excess of $90,000. Legg Mason believes that the claims are without merit and intends to defend the matter vigorously. Discovery in the case is ongoing, and a pretrial conference, previously scheduled for April 2013, has been moved to October 2013. Because of the preliminary status of the matter, Legg Mason cannot estimate the possible loss or range of loss from this matter, if any. In addition, although Legg Mason believes that this matter would likely be covered by insurance policies that may substantially mitigate the amount of any eventual loss, as is not unusual with litigation at this point in the process, there can be no assurance the action will not have a material effect on Legg Mason's financial position, results of operations or cash flows.

Another matter relates to two related regulatory investigations of one of Legg Mason's asset management subsidiaries regarding its compliance with applicable legal requirements with respect to investments made for certain client accounts. Legg Mason believes that it handled the investments appropriately and is continuing discussions to resolve the matter. Although the ultimate resolution is unknown, Legg Mason has reserved $4,000 as a probable outcome. Discussion has continued with the two regulatory agencies subsequent to quarter-end without any further resolution. Legg Mason also believes these matters would likely be covered by insurance policies that may substantially mitigate the amount of any eventual loss, but as is not unusual with regulatory proceedings at this point in the process, there can be no assurance that these matters will not have a material effect on Legg Mason's financial position, results of operations or cash flows.

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

In management's opinion, an adequate accrual has been made as of December 31, 2012, to provide for any probable losses that may arise from matters for which the Company could reasonably estimate an amount. Legg Mason's financial condition, results of operations and cash flows could be materially affected during a period in which a matter is ultimately resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period-to-period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution or insurance reimbursement.

See Other New Developments in Note 2.

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

During the three and nine months ended December 31, 2012, Legg Mason purchased and retired 2,783 and 12,510 shares of its common stock for $71,553 and $316,624, respectively, through open market purchases, which completed the repurchase of its common stock under the previous authorization, and began purchases under the new authorization. These repurchases reduced weighted-average shares outstanding by 10,462 and 6,796 shares for the three and nine months ended December 31, 2012, respectively. The par value of the shares repurchased is charged to common stock, with the excess of the purchase price over par first charged against additional paid-in capital, with the remaining balance, if any, charged against retained earnings.

In connection with the change in its Chief Executive Officer in September 2012, Legg Mason issued 325 shares of restricted stock, during the nine months ended December 31, 2012 to certain executives and key employees to retain and motivate these employees. During the nine months ended December 31, 2012, Legg Mason issued 2,185 shares of restricted stock, primarily related to its annual incentive awards and the retention awards mentioned above. Of the shares issued in the nine month period, 2,185 and 1,684 shares are included in weighted-average shares outstanding for the three and nine months ended December 31, 2012, respectively. Legg Mason issued 1,315 shares of restricted stock, primarily related to its annual incentive awards, during nine months ended December 31, 2011. Of the shares issued in the nine month period, 1,315 and 1,082 shares are included in weighted-average shares outstanding for the three and nine months ended December 31, 2011, respectively.

In June 2011, Legg Mason issued 1,830 shares of common stock upon the exercise of purchase contracts on the remaining outstanding Equity Units. Of these shares, 1,830 and 1,231 shares are included in weighted-average shares outstanding for the three and nine months ended December 31, 2011.

The following table presents the computations of basic and diluted EPS:

	Three Months Ended December 31,
	2012		2011
	Basic	Diluted(1)	Basic	Diluted
Weighted-average basic shares outstanding	131,534	131,534	140,053	140,053
Potential common shares:
Employee stock options	—	—	—	29
Weighted-average diluted shares	131,534	131,534	140,053	140,082
Net Income (Loss)	$(458,550)	$(458,550)	$35,141	$35,141
Less: Net income (loss) attributable to noncontrolling interests	(4,680)	(4,680)	7,009	7,009
Net Income (Loss) Attributable to Legg Mason, Inc.	$(453,870)	$(453,870)	$28,132	$28,132
Net Income (Loss) per Share Attributable to Legg Mason, Inc. Common Shareholders	$(3.45)	$(3.45)	$0.20	$0.20

	Nine Months Ended December 31,
	2012		2011
	Basic	Diluted(1)	Basic	Diluted
Weighted-average basic shares outstanding	134,770	134,770	144,363	144,363
Potential common shares:
Employee stock options	—	—	—	65
Weighted-average diluted shares	134,770	134,770	144,363	144,428
Net Income (Loss)	$(390,439)	$(390,439)	$154,222	$154,222
Less: Net income (loss) attributable to noncontrolling interests	(7,908)	(7,908)	9,474	9,474
Net Income (Loss) Attributable to Legg Mason, Inc.	$(382,531)	$(382,531)	$144,748	$144,748
Net Income (Loss) per Share Attributable to Legg Mason, Inc. Common Shareholders	$(2.84)	$(2.84)	$1.00	$1.00

(1)	Diluted shares are the same as basic shares for periods with a net loss.

The diluted EPS calculation for the three and nine months ended December 31, 2012, excludes 5,733 and 5,863 potential common shares, respectively, that are antidilutive due to the net loss in each period. Further, the diluted EPS calculation for the three and nine months ended December 31, 2012 and 2011, excludes any potential common shares issuable under the Notes extinguished in May 2012, or the Warrants exchanged for the Note conversion feature, because the market price of Legg Mason common stock had not exceeded the price at which conversion/exercise would be dilutive using the treasury stock method. In addition, for the three and nine months ended December 31, 2011, warrants issued in connection with the convertible note hedge transactions associated with the issuance of the 2.5% Convertible Senior Notes are excluded from the calculation of diluted earnings per share because the effect would be antidilutive.

Options to purchase 5,760 and 7,563 shares for the three and nine months ended December 31, 2011, respectively, were not included in the computation of diluted earnings per share because the presumed proceeds from exercising such options, including related income tax benefits, exceed the average price of the common shares for the period and therefore the options are deemed antidilutive.

10. Derivatives and Hedging

The disclosures below detail Legg Mason’s derivatives and hedging activities excluding the derivatives and hedging activities of CIVs. See Note 12, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the derivatives and hedging of CIVs.

Legg Mason uses currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, euro, Japanese yen, Singapore dollar, British pound, and South Korean won. In the Consolidated Balance Sheets, Legg Mason nets the fair value of certain foreign currency forwards executed with the same counterparty where Legg Mason has both the legal right and intent to settle the contracts on a net basis. Legg Mason has not designated any derivatives as hedging instruments during the periods ended December 31, 2012, March 31, 2012, and December 31, 2011.

Legg Mason also uses market hedges on certain seed capital investments by entering into futures contracts to sell index funds that benchmark the hedged seed capital investments. Open futures contracts required cash collateral of $3,449 and $1,919 as of December 31, 2012 and March 31, 2012, respectively.

The following table presents the fair values as of December 31, 2012 and March 31, 2012, classified as Other assets and Other liabilities, of derivative instruments not designated as hedging instruments for accounting purposes:

	December 31, 2012		March 31, 2012
	Assets	Liabilities	Assets	Liabilities
Currency forward contracts	$242	$635	$38	$685
Futures contracts	75	109	46	201
Total	$317	$744	$84	$886

The following table presents gains (losses) recognized on derivative instruments for the three and nine months ended December 31, 2012 and 2011:

		Three months ended December 31,
		2012		2011
	Income Statement Classification	Gains	Losses	Gains	Losses
Currency forward contracts for:
Operating activities	Other expense	$1,016	$(1,250)	$3,628	$(946)
Seed capital investments	Other non-operating income (expense)	39	(401)	270	(149)
Futures contracts for seed capital investments	Other non-operating income (expense)	78	(986)	198	(2,290)
Total		$1,133	$(2,637)	$4,096	$(3,385)

		Nine months ended December 31,
		2012		2011
	Income Statement Classification	Gains	Losses	Gains	Losses
Currency forward contracts for:
Operating activities	Other expense	$1,543	$(1,564)	$6,869	$(2,839)
Seed capital investments	Other non-operating income (expense)	98	(453)	447	(93)
Futures contracts for seed capital investments	Other non-operating income (expense)	1,230	(2,584)	5,669	(2,196)
Total		$2,871	$(4,601)	$12,985	$(5,128)

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

Total transition-related costs were $127,500, including non-cash charges of $30,841, through completion of the plan in March 2012. Of the total transition-related costs incurred, $79,686 were related to charges for employee termination benefits and retention incentives during the transition period, and were recorded in Transition-related compensation in the Consolidated Statements of Income (Loss). The remainder represents other costs, including charges for consolidating leased office space, early contract terminations, asset disposals, and professional fees, which were recorded in the appropriate operating expense classifications. Charges for transition-related costs were $42,311 and $71,169 for the three and nine months ended December 31, 2011, respectively, which primarily represent costs for lease loss accruals and fixed asset accelerated depreciation related to space permanently abandoned, as well as costs for severance and retention incentives.

The table below presents a summary of changes in the transition-related liability from March 31, 2011 through December 31, 2012:

	Severance and retention incentives	Lease loss accruals and other		Total
Balance as of March 31, 2011	$23,211	$5,835		$29,046
Accrued charges	29,096	25,916	(1)	55,012
Payments	(51,140)	(16,121)		(67,261)
Balance as of March 31, 2012	1,167	15,630		16,797
Payments and other	(1,167)	(10,304)		(11,471)
Balance as of December 31, 2012	$—	$5,326		$5,326

(1)	Includes lease loss accruals of $17,983 for space permanently abandoned.

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
Legg Mason concluded it was the primary beneficiary of one sponsored investment fund VIE, and also held a controlling financial interest in one sponsored investment fund VRE, both of which were consolidated as of December 31, 2012, March 31, 2012 and December 31, 2011. Effective December 31, 2011, a controlling financial interest of $20,814 in a second sponsored investment fund VRE, previously consolidated by Legg Mason, was redeemed. Accordingly, the fund was deconsolidated by Legg Mason and the fund's balance sheet amounts have been excluded from Legg Mason's consolidated balance sheet as of March 31, 2012, but income statement and cash flow amounts for the fund have been included in Legg Mason's consolidated income and cash flow statements for the nine months ended December 31, 2011.
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
Legg Mason concluded that it was the primary beneficiary of one of two CLOs in which it has a variable interest. Although it holds no equity interest in either of these investment vehicles, it had both the power to control and had a significant variable interest in one CLO because of the level of its expected subordinated fees. As of December 31, 2012, March 31, 2012 and December 31, 2011, the balances related to this CLO were consolidated on the Company's consolidated financial statements. The other CLO is not consolidated as its level of expected subordinated fees is insignificant.

Legg Mason's investment in CIVs as of December 31, 2012 and March 31, 2012, was $37,422 and $38,919, respectively, which represents its maximum risk of loss, excluding uncollected advisory fees. The assets of these CIVs are primarily comprised of investment securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.

The following tables reflect the impact of CIVs on the Consolidated Balance Sheets as of December 31, 2012 and March 31, 2012, respectively, and the Consolidated Statements of Income (Loss) for the three and nine months ended December 31, 2012 and 2011, respectively:
Consolidating Balance Sheets

	December 31, 2012				March 31, 2012
	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals
Current assets	$1,803,299	$64,112	$(37,826)	$1,829,585	$2,439,162	$57,714	$(39,408)	$2,457,468
Non-current assets	5,030,705	254,770	—	5,285,475	5,801,680	296,599	—	6,098,279
Total assets	$6,834,004	$318,882	$(37,826)	$7,115,060	$8,240,842	$354,313	$(39,408)	$8,555,747
Current liabilities	$515,207	$3,494	$(404)	$518,297	$971,804	$4,467	$(489)	$975,782
Long-term debt of CIVs	—	250,160	—	250,160	—	271,707	—	271,707
Other non-current liabilities	1,403,381	3,237	—	1,406,618	1,603,064	3,872	—	1,606,936
Total liabilities	1,918,588	256,891	(404)	2,175,075	2,574,868	280,046	(489)	2,854,425
Redeemable non-controlling interests	1,343	—	20,333	21,676	996	—	23,035	24,031
Total stockholders’ equity	4,914,073	61,991	(57,755)	4,918,309	5,664,978	74,267	(61,954)	5,677,291
Total liabilities and equity	$6,834,004	$318,882	$(37,826)	$7,115,060	$8,240,842	$354,313	$(39,408)	$8,555,747

Consolidating Statements of Income (Loss)

	Three Months Ended
	December 31, 2012				December 31, 2011
	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals
Total operating revenues	$674,506	$—	$(606)	$673,900	$627,731	$—	$(753)	$626,978
Total operating expenses	1,307,124	703	(604)	1,307,223	567,550	859	(754)	567,655
Operating income (loss)	(632,618)	(703)	(2)	(633,323)	60,181	(859)	1	59,323
Total other non-operating income (expense)	(1,385)	(3,458)	(598)	(5,441)	(19,357)	7,424	358	(11,575)
Income (loss) before income tax provision (benefit)	(634,003)	(4,161)	(600)	(638,764)	40,824	6,565	359	47,748
Income tax provision (benefit)	(180,214)	—	—	(180,214)	12,607	—	—	12,607
Net income (loss)	(453,789)	(4,161)	(600)	(458,550)	28,217	6,565	359	35,141
Less: Net income (loss) attributable to noncontrolling interests	81	—	(4,761)	(4,680)	85	—	6,924	7,009
Net income (loss) attributable to Legg Mason, Inc.	$(453,870)	$(4,161)	$4,161	$(453,870)	$28,132	$6,565	$(6,565)	$28,132

	Nine Months Ended
	December 31, 2012				December 31, 2011
	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals
Total operating revenues	$1,946,667	$—	$(1,780)	$1,944,887	$2,016,413	$—	$(2,430)	$2,013,983
Total operating expenses	2,421,982	2,196	(1,779)	2,422,399	1,746,967	2,906	(2,431)	1,747,442
Operating income (loss)	(475,315)	(2,196)	(1)	(477,512)	269,446	(2,906)	1	266,541
Total other non-operating income (expense)	(75,651)	(6,089)	(1)	(81,741)	(85,586)	15,607	(3,472)	(73,451)
Income (loss) before income tax provision (benefit)	(550,966)	(8,285)	(2)	(559,253)	183,860	12,701	(3,471)	193,090
Income tax provision (benefit)	(168,814)	—	—	(168,814)	38,868	—	—	38,868
Net income (loss)	(382,152)	(8,285)	(2)	(390,439)	144,992	12,701	(3,471)	154,222
Less: Net income (loss) attributable to noncontrolling interests	379	—	(8,287)	(7,908)	244	—	9,230	9,474
Net income (loss) attributable to Legg Mason, Inc.	$(382,531)	$(8,285)	$8,285	$(382,531)	$144,748	$12,701	$(12,701)	$144,748

Other non-operating income (expense) includes interest income, interest expense and net gains (losses) on investments and long-term debt determined on an accrual basis.

The consolidation of CIVs has no impact on Net Income (Loss) Attributable to Legg Mason, Inc.

The fair value of the financial assets and (liabilities) of CIVs were determined using the following categories of inputs:

	As of December 31, 2012
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Trading investments:
Hedge funds	$1,875	$6,446	$20,796	$29,117
Investments:
CLO loans	—	216,465	—	216,465
CLO bonds	—	10,742	—	10,742
Private equity funds	—	—	26,307	26,307
Total investments	—	227,207	26,307	253,514
	$1,875	$233,653	$47,103	$282,631

Liabilities:
CLO debt	$—	$—	$(250,160)	$(250,160)
Derivative liabilities	—	(3,237)	—	(3,237)
	$—	$(3,237)	$(250,160)	$(253,397)

	As of March 31, 2012
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Trading investments:
Hedge funds	$1,016	$6,443	$24,116	$31,575
Investments:
CLO loans	—	260,690	—	260,690
CLO bonds	—	9,092	—	9,092
Private equity funds	—	—	25,071	25,071
Total investments	—	269,782	25,071	294,853
	$1,016	$276,225	$49,187	$326,428

Liabilities:
CLO debt	$—	$—	$(271,707)	$(271,707)
Derivative liabilities	—	(3,872)	—	(3,872)
	$—	$(3,872)	$(271,707)	$(275,579)

Except for the CLO debt, substantially all of the above financial instruments where valuation methods rely on other than observable market inputs as a significant input utilize the NAV practical expedient, such that measurement uncertainty has little relevance. The following table provides a summary of qualitative information relating to the valuation of CLO debt:

Value as of December 31, 2012	Valuation technique	Unobservable input	Range (weighted average)
$(250,160)	Discounted cash flow	Discount rate	1.2%	-	12.0%	(2.5%)
		Default rate	2.5%	-	4.0%	(3.4%)
		Constant prepayment rate			15.0%

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
The changes in assets and (liabilities) of CIVs measured at fair value using significant unobservable inputs (Level 3) are presented in the tables below:

	Value as of September 30, 2012	Purchases	Sales	Settlements / Other	Transfers	Realized and unrealized gains/(losses), net	Value as of December 31, 2012
Assets:
Hedge funds	$21,751	$426	$(1,359)	$—	$—	$(22)	$20,796
Private equity funds	23,237	2,781	(327)	—	—	616	26,307
	$44,988	$3,207	$(1,686)	$—	$—	$594	$47,103
Liabilities:
CLO debt	$(277,309)	$—	$—	$32,821	$—	$(5,672)	$(250,160)
Total realized and unrealized gains (losses), net						$(5,078)

	Value as of September 30, 2011	Purchases	Sales	Transfers	Realized and unrealized gains, net	Value as of December 31, 2011
Assets:
Hedge funds	$33,327	$3,794	$(10,954)	$—	$380	$26,547
Private equity funds	23,513	—	—	—	358	23,871
	$56,840	$3,794	$(10,954)	$—	$738	$50,418
Liabilities:
CLO debt	$(267,714)	$—	$—	$—	$2,236	$(265,478)
Total realized and unrealized gains, net					$2,974

	Value as of March 31, 2012	Purchases	Sales	Settlements / Other	Transfers	Realized and unrealized gains/(losses), net	Value as of December 31, 2012
Assets:
Hedge funds	$24,116	$922	$(3,276)	$—	$—	$(966)	$20,796
Private equity funds	25,071	2,781	(2,357)	—	—	812	26,307
	$49,187	$3,703	$(5,633)	$—	$—	$(154)	$47,103
Liabilities:
CLO debt	$(271,707)	$—	$—	$32,821	$—	$(11,274)	$(250,160)
Total realized and unrealized gains (losses), net						$(11,428)

	Value as of March 31, 2011	Purchases	Sales	Transfers In	Transfers Out	Realized and unrealized gains, net	Value as of December 31, 2011
Assets:
Hedge funds	$34,272	$14,493	$(26,461)	$1,057	$(1,057)	$4,243	$26,547
Private equity funds	17,879	3,974	—	—	—	2,018	23,871
	$52,151	$18,467	$(26,461)	$1,057	$(1,057)	$6,261	$50,418
Liabilities:
CLO debt	$(278,320)	$—	$—	$—	$—	$12,842	$(265,478)
Total realized and unrealized gains, net						$19,103

Realized and unrealized gains and losses recorded for Level 3 assets and liabilities of CIVs are included in Other non-operating income (expense) of CIVs on the Consolidated Statements of Income (Loss). Total unrealized gains (losses) for Level 3 investments and liabilities of CIVs relating only to those assets and liabilities still held at the reporting date were $(4,783) and $2,192 for the three months ended December 31, 2012 and 2011, respectively. Total unrealized gains (losses) for Level 3 investments and liabilities of CIVs relating only to those assets and liabilities still held at the reporting date were $(11,746) and $13,127 for the nine months ended December 31, 2012 and 2011, respectively.

There were no transfers between Level 1 and Level 2 during the nine months ended December 31, 2012 and 2011.

The NAV values used as a practical expedient by CIVs have been provided by the investees and have been derived from the fair values of the underlying investments as of the reporting date. The following table summarizes, as of December 31, 2012 and March 31, 2012, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

		Fair Value Determined Using NAV				As of December 31, 2012
Category of Investment	Investment Strategy	December 31, 2012		March 31, 2012		Unfunded Commitments	Remaining Term
Hedge funds	Global macro, fixed income, long/short equity, systematic, emerging market, U.S. and European hedge	$29,117	(1)	$31,575	(2)	n/a	n/a
Private equity funds	Long/short equity	26,307	(3)	25,071	(3)	$7,444	6 years
Total		$55,424		$56,646		$7,444
n/a – not applicable

(1)	9% daily redemption; 6% monthly redemption; 3% quarterly redemption; and 82% are subject to three to five year lock-up or side pocket provisions.

(2)	5% daily redemption; 6% monthly redemption; 5% quarterly redemption; and 84% are subject to three to five year lock-up or side pocket provisions.

(3)	Liquidations are expected over the remaining term.

There are no current plans to sell any of these investments held as of December 31, 2012.

Legg Mason has elected the fair value option for certain eligible assets and liabilities, including corporate loans and debt, of the consolidated CLO. Management believes that the use of the fair value option eliminates certain timing differences and better matches the changes in fair value of assets and liabilities related to the CLO.

The following table presents the fair value and unpaid principal balance of CLO loans, bonds and debt carried at fair value under the fair value option as of December 31, 2012 and March 31, 2012:

	December 31, 2012	March 31, 2012
CLO loans and bonds
Unpaid principal balance	$231,388	$277,156
Unpaid principal balance in excess of fair value	(4,181)	(7,374)
Fair value	$227,207	$269,782

Unpaid principal balance of loans that are more than 90 days past due and also in nonaccrual status	$—	$2,963
Unpaid principal balance in excess of fair value for loans that are more than 90 days past due and also in nonaccrual status	—	(1,023)
Fair value of loans more than 90 days past due and in nonaccrual status	$—	$1,940

CLO debt
Principal amounts outstanding	$267,901	$300,959
Excess unpaid principal over fair value	(17,741)	(29,252)
Fair value	$250,160	$271,707

During the three and nine months ended December 31, 2012, total losses of $5,535 and $8,958, respectively, were recognized in Other non-operating income of CIVs in the Consolidated Statements of Income (Loss) related to assets and liabilities for which the fair value option was elected. During the three and nine months ended December 31, 2011, total gains of $7,277 and $2,726, respectively, were recognized in Other non-operating income of CIVs in the Consolidated Statements of Income

(Loss) related to assets and liabilities for which the fair value option was elected. CLO loans and CLO debt measured at fair value have floating interest rates, therefore, substantially all of the estimated gains and losses included in earnings for the three and nine months ended December 31, 2012 and 2011, were attributable to instrument specific credit risk.

The CLO debt bears interest at variable rates based on LIBOR plus a pre-defined spread, which ranges from 25 basis points to 400 basis points.  All outstanding debt matures on July 15, 2018. The CLO commenced its wind-down in July 2012, such that proceeds from securities cannot be reinvested and are applied to reduce the debt outstanding in the quarter subsequent to receipt, after other required payments.

Total derivative liabilities of CIVs of $3,237 and $3,872 as of December 31, 2012 and March 31, 2012, respectively, are recorded in Other liabilities of CIVs.  Gains and (losses) of $277 and $(307), respectively, for the three months ended December 31, 2012, and $635 and $(911), respectively, for the nine months ended December 31, 2012, related to derivative liabilities of CIVs are included in Other non-operating income (loss) of CIVs.  Gains and (losses) of $491 and $(552), respectively, for the three months ended December 31, 2011, and $54,477 and $(47,388), respectively, for the nine months ended December 31, 2011, related to derivative assets and liabilities of CIVs are included in Other non-operating income (expense) of CIVs. There is no risk to Legg Mason in relation to the derivative assets and liabilities of the CIVs in excess of its investment in the funds, if any.

As of December 31, 2012 and March 31, 2012, for VIEs in which Legg Mason holds a variable interest or is the sponsor and holds a variable interest, but for which it was not the primary beneficiary, Legg Mason's carrying value, the related VIE assets and liabilities and maximum risk of loss were as follows:

	As of December 31, 2012
	VIE Assets Not Consolidated	VIE Liabilities Not Consolidated	Equity Interests on the Consolidated Balance Sheet	Maximum Risk of Loss (1)
CLO	$392,830	$364,830	$—	$448
Other sponsored investment funds	13,062,094	1,127,160	48,768	85,884
Total	$13,454,924	$1,491,990	$48,768	$86,332

	As of March 31, 2012
	VIE Assets Not Consolidated	VIE Liabilities Not Consolidated	Equity Interests on the Consolidated Balance Sheet	Maximum Risk of Loss (1)
CLO	$390,861	$362,861	$—	$442
Public-Private Investment Program (2)	674,520	3,213	282	282
Other sponsored investment funds	17,296,521	20,544	54,161	93,521
Total	$18,361,902	$386,618	$54,443	$94,245

(1)	Includes equity investments the Company has made or is required to make and any earned but uncollected management fees.

(2)	Upon liquidation of the fund, Legg Mason's investment was fully redeemed in the quarter ended December 31, 2012.

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

Our financial position and results of operations are materially affected by the overall trends and conditions of the financial markets, particularly in the United States, but increasingly in the other countries in which we operate. Results of any individual period should not be considered representative of future results. Our profitability is sensitive to a variety of factors, including the amount and composition of our assets under management, and the volatility and general level of securities prices and interest rates, among other things. Sustained periods of unfavorable market conditions are likely to affect our profitability adversely. In addition, the diversification of services and products offered, investment performance, access to distribution channels, reputation in the market, attracting and retaining key employees and client relations are significant factors in determining whether we are successful in attracting and retaining clients. In the last few years, the industry has seen flows into products for which we do not currently garner significant market share. For a further discussion of factors that may affect our results of operations, refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, and in Item 1A. contained within this document.

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

•	A corporate center that delivers strategic value:

•	Promote revenue growth through strategic marketing of products to institutional clients, supported by retail and quasi-institutional (e.g., 401(k) plans) distribution globally.

•	Management of expenses.

•	Allocating capital for diversified growth and returning capital to shareholders as appropriate:

•	The amount of excess capital we generate, and deployment of that capital through share repurchases, investments in proprietary fund products, dividends, and targeted acquisitions.

The following discussion and analysis provides additional information regarding our financial condition and results of operations.

Business Environment
The financial environment in the United States remained uncertain during the three and nine months ended December 31, 2012, with a waning in consumer confidence due to news of the impending fiscal cliff. With the passage of the American Taxpayer Relief Act of 2012, the equity markets rebounded significantly at the turn of the year; until that point, however, all three major U.S. equity market indices decreased for the three months ended December 31, 2012. During the quarter, however, other equity market indices, such as the Russell 2000 Index, increased modestly. Both the Barclays Capital Global Aggregate Bond Index and the Barclays Capital U.S. Aggregate Bond Index remained relatively flat for the three months ended December 31, 2012, as illustrated in the table below:

	% Change as of and for the three months ended December 31:		% Change as of and for the nine months ended December 31:
Indices(1)	2012	2011	2012	2011
Dow Jones Industrial Average	(2.48)%	11.95%	(0.82)%	(0.83)%
S&P 500	(1.01)%	11.15%	1.26%	(5.15)%
NASDAQ Composite Index	(3.10)%	7.86%	(2.33)%	(6.33)%
Barclays Capital U.S. Aggregate Bond Index	0.21%	1.12%	3.90%	7.39%
Barclays Capital Global Aggregate Bond Index	(0.48)%	0.23%	3.42%	4.34%

(1)	Indices are trademarks of Dow Jones & Company, McGraw-Hill Companies, Inc., NASDAQ Stock Market, Inc., and Barclays Capital, respectively, which are not affiliated with Legg Mason.

During the three months ended December 31, 2012, the Federal Reserve Board held the federal funds rate at 0.25%. We expect economic challenges to persist and cannot predict how these uncertainties will impact our results.

Quarter Ended December 31, 2012, Compared to Quarter Ended December 31, 2011

Assets Under Management

Our AUM is primarily managed across the following asset classes:

Equity		Fixed Income		Liquidity

•	Large Cap Growth	•	U.S. Intermediate Investment Grade	•	U.S. Managed Cash
•	Large Cap Value	•	U.S. Government Intermediate	•	U.S. Municipal Cash
•	Equity Income	•	Global Government
•	Mid Cap Core	•	U.S. Municipal
•	Small Cap Core	•	U.S. Long Duration
•	International Equity	•	Government/Credit
•	Global Equity	•	Global Fixed Income
•	Global Emerging Market Equity	•	Global Opportunistic Fixed Income
		•	U.S. Corporate
		•	U.S. Limited Duration

The components of the changes in our AUM (in billions) for the three months ended December 31 were as follows:

	2012	2011
Beginning of period	$650.7	$611.8
Investment funds, excluding liquidity funds(1)
Subscriptions	10.8	10.1
Redemptions	(12.9)	(12.0)
Separate account flows, net	(14.6)	(10.0)
Liquidity fund flows, net	9.2	10.6
Net client cash flows	(7.5)	(1.3)
Market performance and other (2)	5.7	17.6
Dispositions	—	(1.1)
End of period	$648.9	$627.0
(1)    Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.
(2)    Includes impact of foreign exchange, reinvestment of dividends, and other.

AUM at December 31, 2012, was $648.9 billion, a decrease of $1.8 billion, or 0.3%, from September 30, 2012. The decrease in AUM was attributable to net client outflows of $7.5 billion, partially offset by market appreciation and other activity of $5.7 billion, which includes the negative impact of foreign exchange of $4.7 billion. The $7.5 billion in net outflows consisted of equity and fixed income outflows of $8.3 billion and $6.8 billion, respectively, partially offset by $7.6 billion of inflows in liquidity assets.  Equity outflows were primarily experienced in products managed by Batterymarch Financial Management, Inc. (“Batterymarch”), Royce & Associates (“Royce”), and ClearBridge Investments ("ClearBridge”). Due in part to investment performance issues in some products, we have experienced quarterly outflows in our equity asset class since fiscal 2007, with the exception of the quarter ended June 30, 2010. We generally earn higher fees and profits on equity AUM, and outflows in this asset class will more negatively impact our revenues and Net Income than would outflows in other asset classes. Fixed income outflows, primarily in products managed by Western Asset Management Company ("Western Asset"), included $1.6 billion in outflows from a single, low-fee global sovereign mandate. We expect to continue to experience outflows from this mandate of approximately $500 million to $1 billion per month during the remainder of fiscal 2013. Fixed income outflows also included $1.1 billion resulting from the liquidation of one product managed by Western Asset related to the wind-down of its participation in the U.S. Treasury's Public-Private Investment Program ("PPIP"). With the exception of the June 2012 and June 2011 quarters, we have experienced quarterly outflows in our fixed income asset class since fiscal 2008.

AUM increased by $21.9 billion, or 3%, compared to December 2011. The AUM increase was attributable to market appreciation and other activity of $46.5 billion partially offset by net client outflows of $14.8 billion and dispositions of $9.8 billion. Long-term net outflows from our equity and fixed income asset classes were $22.8 billion and $13.3 billion, respectively. Liquidity net inflows were $21.3 billion. Equity outflows were primarily in products managed at Batterymarch, Royce, ClearBridge and Legg Mason Capital Management, LLC ("LMCM"). Fixed income outflows in products managed by Western Asset, which included $7.8 billion in outflows from the single, low-fee global sovereign mandate previously discussed, were offset in part by net inflows in products managed by Brandywine Global Investment Management, LLC (“Brandywine”). Dispositions of $9.8 billion were comprised of $7.0 billion in liquidity assets transferred in connection with the amendment of historical Smith Barney brokerage programs discussed below, and $2.8 billion as a result of the disposition of a small wealth manager.

During the first quarter of fiscal 2012, Morgan Stanley Wealth Management, formerly Morgan Stanley Smith Barney, amended certain historical Smith Barney brokerage programs providing for investment in liquidity funds managed by one of our asset managers that resulted in a reduction of $6.6 billion in liquidity AUM during the nine months ended December 31, 2012.

AUM by Asset Class
AUM by asset class (in billions) as of December 31 was as follows:

	2012	% of Total	2011	% of Total	% Change
Equity	$145.5	22%	$153.3	25%	(5)%
Fixed Income	367.0	57	352.6	56	4
Liquidity	136.4	21	121.1	19	13
Total	$648.9	100%	$627.0	100%	3%

The component changes in our AUM by asset class (in billions) for the three months ended December 31 were as follows:

	Equity	Fixed Income	Liquidity	Total
September 30, 2012	$153.4	$369.4	$127.9	$650.7
Investment funds, excluding liquidity funds
Subscriptions	4.1	6.7	—	10.8
Redemptions	(7.0)	(5.9)	—	(12.9)
Separate account flows, net	(5.4)	(7.6)	(1.6)	(14.6)
Liquidity fund flows, net	—	—	9.2	9.2
Net client cash flows	(8.3)	(6.8)	7.6	(7.5)
Market performance and other	0.4	4.4	0.9	5.7
December 31, 2012	$145.5	$367.0	$136.4	$648.9

	Equity	Fixed Income	Liquidity	Total
September 30, 2011	$144.9	$355.5	$111.4	$611.8
Investment funds, excluding liquidity funds
Subscriptions	4.2	5.9	—	10.1
Redemptions	(7.4)	(4.6)	—	(12.0)
Separate account flows, net	(1.7)	(8.4)	0.1	(10.0)
Liquidity fund flows, net	—	—	10.6	10.6
Net client cash flows	(4.9)	(7.1)	10.7	(1.3)
Market performance and other	13.3	4.2	0.1	17.6
Dispositions	—	—	(1.1)	(1.1)
December 31, 2011	$153.3	$352.6	$121.1	$627.0

The component changes in our AUM by asset class (in billions) for the trailing twelve months ended December 31, were as follows:

	Equity	Fixed Income	Liquidity	Total
December 31, 2011	$153.3	$352.6	$121.1	$627.0
Investment funds, excluding liquidity funds
Subscriptions	18.1	26.3	—	44.4
Redemptions	(25.3)	(20.5)	—	(45.8)
Separate account flows, net	(15.6)	(19.1)	(0.5)	(35.2)
Liquidity fund flows, net	—	—	21.8	21.8
Net client cash flows	(22.8)	(13.3)	21.3	(14.8)
Market performance and other	16.8	28.7	1.0	46.5
Dispositions	(1.8)	(1.0)	(7.0)	(9.8)
December 31, 2012	$145.5	$367.0	$136.4	$648.9

	Equity	Fixed Income	Liquidity	Total
December 31, 2010	$184.2	$355.8	$131.8	$671.8
Investment funds, excluding liquidity funds
Subscriptions	23.7	24.4	—	48.1
Redemptions	(30.5)	(21.4)	—	(51.9)
Separate account flows, net	(10.8)	(25.4)	(1.3)	(37.5)
Liquidity fund flows, net	—	—	10.1	10.1
Net client cash flows	(17.6)	(22.4)	8.8	(31.2)
Market performance and other	(10.1)	19.4	—	9.3
Dispositions	(3.2)	(0.2)	(19.5)	(22.9)
December 31, 2011	$153.3	$352.6	$121.1	$627.0

Average AUM by asset class (in billions) for the three months ended December 31 was as follows:

	2012	% of Total	2011	% of Total	% Change
Equity	$147.6	23%	$153.4	25%	(4)%
Fixed Income	369.3	57	353.9	57	4
Liquidity	131.4	20	114.7	18	15
Total	$648.3	100%	$622.0	100%	4%

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

The component changes in our AUM by distribution channel (in billions) for the three months ended December 31, 2012 and 2011, were as follows:

	Global Distribution	Other	Total
September 30, 2012	$223.6	$427.1	$650.7
Net client cash flows, excluding liquidity funds	(2.1)	(14.6)	(16.7)
Liquidity fund flows, net	—	9.2	9.2
Net client cash flows	(2.1)	(5.4)	(7.5)
Market performance and other	0.2	5.5	5.7
December 31, 2012	$221.7	$427.2	$648.9

	Global Distribution	Other	Total
September 30, 2011	$198.3	$413.5	$611.8
Net client cash flows, excluding liquidity funds	(3.0)	(8.9)	(11.9)
Liquidity fund flows, net	—	10.6	10.6
Net client cash flows	(3.0)	1.7	(1.3)
Market performance and other	11.6	6.0	17.6
Dispositions	—	(1.1)	(1.1)
December 31, 2011	$206.9	$420.1	$627.0

For the three months ended December 31, 2012 and 2011, our overall effective fee rate across all asset classes and distribution channels was 33 and 34 basis points, respectively.  Fees for managing equity assets are generally higher, averaging approximately 75 basis points for each of the quarters ended December 31, 2012 and 2011. This compares to fees for managing fixed income assets, which averaged approximately 25 basis points for each of the quarters ended December 31, 2012 and 2011, and liquidity assets, which averaged under 10 basis points (reflecting the impact of current advisory fee waivers due to the low interest rate environment) for each of the quarters ended December 31, 2012 and 2011.   Equity assets are primarily managed by ClearBridge, Royce, Batterymarch, The Permal Group, Ltd. ("Permal") and Brandywine, with fixed income assets primarily managed by Western Asset and Brandywine, and liquidity assets managed by Western Asset. Fee rates for assets distributed through Legg Mason Global Distribution, which are predominately retail in nature, averaged approximately 50 basis points for each of the quarters ended December 31, 2012 and 2011, while fee rates for assets distributed through the Other channel averaged approximately 20 basis points for each of the quarters ended December 31, 2012 and 2011. The decline in higher yielding equity assets has impacted our revenues, as further discussed below.

Investment Performance
Our overall investment performance in the three months ended December 31, 2012, was mixed compared to relevant benchmarks. While our overall fixed income and large cap equity strategies performance continues to be strong over all time periods, our small cap equity strategies performance lagged against benchmarks, particularly in the shorter time periods.

The equity markets ended the quarter mixed as markets reacted to fiscal cliff concerns and the results from the November elections. The mixed equity markets during the December 2012 quarter resulted in a decrease in the S&P 500 Index of 0.4% and an increase in the S&P 400 Index and the Russell 2000 Index of 3.6% and 1.9%, respectively. Index performance includes reinvestment of dividends and capital gains.

In the fixed income markets, the recovery continued marginally with growth neither strengthening nor slipping. The Federal Reserve held its target rate steady but changed its guidance for rate increases when the unemployment rate drops below 6.5%.  Investors exchanged safety for risk, but not across the board, leading to mixed performance results.

The worst performing fixed income sector for the quarter ended December 31, 2012, was U.S. Government bonds, as measured by the Barclays U.S. Government Bond Index, returning -0.1%. The best performing fixed income sector for the quarter was high yield as measured by the Barclays High Yield Bond Index, returning 3.3%.

The following table presents a summary of the percentages of our AUM by strategy(1) that outpaced their respective benchmarks as of December 31, 2012 and 2011, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of December 31, 2012				As of December 31, 2011
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (includes liquidity)	85%	84%	86%	91%	42%	83%	53%	84%
Equity:
Large cap	64%	66%	85%	79%	51%	63%	65%	69%
Small cap	15%	15%	77%	61%	59%	73%	86%	96%
Total equity (includes other equity)	48%	46%	73%	72%	47%	58%	65%	76%
Fixed income:
U.S. taxable	97%	94%	82%	90%	10%	91%	12%	81%
U.S. tax-exempt	100%	100%	100%	100%	—%	—%	—%	1%
Global taxable	89%	89%	85%	98%	28%	91%	63%	99%
Total fixed income	94%	93%	85%	94%	16%	84%	29%	80%

The following table presents a summary of the percentages of our U.S. mutual fund assets(2) that outpaced their Lipper category averages as of December 31, 2012 and 2011, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of December 31, 2012				As of December 31, 2011
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total long-term (excludes liquidity)	62%	66%	83%	68%	64%	73%	77%	73%
Equity:
Large cap	87%	73%	81%	53%	74%	63%	43%	39%
Small cap	27%	45%	87%	69%	44%	72%	93%	98%
Total equity (includes other equity)	53%	56%	81%	58%	54%	66%	73%	70%
Fixed income:
U.S. taxable	85%	91%	86%	91%	76%	99%	81%	85%
U.S. tax-exempt	62%	74%	87%	82%	90%	71%	90%	82%
Global taxable	73%	63%	93%	58%	70%	76%	94%	82%
Total fixed income	75%	81%	87%	84%	79%	82%	86%	84%

(1)
For purposes of investment performance comparisons, strategies are an aggregation of discretionary portfolios (separate accounts, investment funds, and other products) into a single group that represents a particular investment objective. In the case of separate accounts, the investment performance of the account is based upon the performance of the strategy to which the account has been assigned. Each of our asset managers has its own specific guidelines for including portfolios in their strategies. For those managers which manage both separate accounts and investment funds in the same strategy, the performance comparison for all of the assets is based upon the performance of the separate account.

As of December 31, 2012 and 2011, 90% of total AUM is included in strategy AUM, respectively, although not all strategies have three-, five-, and ten-year histories.  Total strategy AUM includes liquidity assets. Certain assets are not included in reported performance comparisons. These include: accounts that are not managed in accordance with the guidelines outlined above; accounts in strategies not marketed to potential clients; accounts that have not yet been assigned to a strategy; and certain smaller products at some of our affiliates.

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

(2)
Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of December 31, 2012 and 2011, the U.S. long-term mutual fund assets represented in the data accounted for 18% and 17%, respectively, of our total assets under management. The performance of our U.S. long-term mutual fund assets is included in the strategies.

The following table presents a summary of the absolute and relative performance compared to the applicable benchmark for a representative sample of funds within our AUM, net of management and other fees as of the end of each period presented, for the 1-year, 3-year, 5-year, and 10-year periods, and from each fund's inception. The table below includes a representative sample of funds from each significant subclass of our investment strategies (i.e., large cap equity, small cap equity, etc.). The funds within this group are representative of the performance of significant investment strategies we offer, that as of December 31, 2012, constituted an aggregate of approximately $387 billion, or approximately 60%, of our AUM. The only meaningful exclusions are our funds-of-hedge funds strategies, which involve privately placed hedge funds, and represent only 2% of our total assets under management as of December 31, 2012, for which investment performance is not made publicly available. Providing investment returns of funds provides a relevant representation of our performance while avoiding the many complexities relating to factors such as multiple fee structures, bundled pricing, and asset level break points, that would arise in reporting performance for strategies or other product aggregations.

			Annualized Absolute & Relative Total Return (%) vs. Benchmark
Fund Name/Index	Inception Date	Performance Type(1)	1-year	3-year	5-year	10-year	Inception
Equity
Large Cap
ClearBridge Aggressive Growth Fund	10/24/1983	Absolute	18.53%	14.21%	2.63%	7.78%	11.59%
Russell 3000 Growth		Relative	3.33%	2.74%	(0.53)%	0.09%	2.32%
ClearBridge Appreciation Fund	3/10/1970	Absolute	15.48%	9.88%	2.71%	7.20%	10.08%
S&P 500		Relative	(0.53)%	(0.99)%	1.05%	0.09%	0.03%
ClearBridge Equity Income Fund	11/6/1992	Absolute	13.51%	10.92%	1.87%	7.67%	7.90%
Russell 3000 Value		Relative	(4.04)%	—%	1.04%	0.14%	(1.32)%
ClearBridge All Cap Value Fund	11/12/1981	Absolute	14.36%	7.25%	(0.02)%	6.18%	9.89%
Russell 3000 Value		Relative	(3.19)%	(3.67)%	(0.84)%	(1.36)%	(1.68)%
ClearBridge Large Cap Growth Fund	8/29/1997	Absolute	20.17%	8.82%	2.72%	6.79%	6.04%
Russell 1000 Growth		Relative	4.92%	(2.53)%	(0.40)%	(0.73)%	2.10%
Legg Mason Capital Management Value Trust	4/16/1982	Absolute	15.09%	5.63%	(5.71)%	2.22%	11.40%
S&P 500		Relative	(0.91)%	(5.24)%	(7.38)%	(4.88)%	0.02%
ClearBridge Large Cap Value Fund	12/31/1988	Absolute	16.57%	10.21%	1.46%	7.45%	9.32%
Russell 1000 Value		Relative	(0.94)%	(0.66)%	0.87%	0.07%	(0.39)%
Legg Mason Brandywine Diversified Large Cap Value Fund	9/7/2010	Absolute	14.76%	n/a	n/a	n/a	14.66%
Russell 1000 Value		Relative	(2.75)%	n/a	n/a	n/a	2.14%

Small Cap
Royce Pennsylvania Mutual	6/30/1967	Absolute	14.58%	10.79%	3.86%	10.46%	11.78%
Russell 2000		Relative	(1.77)%	(1.46)%	0.31%	0.75%	n/a
Royce Premier Fund	12/31/1991	Absolute	11.45%	11.80%	5.95%	12.57%	12.00%
Russell 2000		Relative	(4.90)%	(0.45)%	2.40%	2.85%	3.11%
Royce Total Return Fund	12/15/1993	Absolute	14.42%	11.58%	3.83%	8.87%	10.72%
Russell 2000		Relative	(1.93)%	(0.67)%	0.27%	(0.85)%	2.81%
Royce Low-Priced Stock	12/15/1993	Absolute	4.48%	5.48%	2.90%	9.69%	11.59%
Russell 2000		Relative	(11.87)%	(6.77)%	(0.65)%	(0.03)%	3.68%
Royce Special Equity	5/1/1998	Absolute	15.36%	11.36%	7.34%	9.37%	9.15%
Russell 2000		Relative	(0.99)%	(0.89)%	3.79%	(0.34)%	3.42%

			Annualized Absolute & Relative Total Return (%) vs. Benchmark
Fund Name/Index	Inception Date	Performance Type(1)	1-year	3-year	5-year	10-year	Inception
Fixed Income
U.S. Taxable
Western Asset Core Bond Fund	9/4/1990	Absolute	7.15%	8.89%	7.33%	5.94%	7.65%
Barclays US Aggregate		Relative	2.94%	2.70%	1.38%	0.76%	0.68%
Western Asset Core Plus Fund	7/8/1998	Absolute	8.44%	9.02%	8.09%	6.88%	7.01%
Barclays US Aggregate		Relative	4.22%	2.83%	2.14%	1.70%	1.10%
Western Asset Corporate Bond Fund	11/6/1992	Absolute	14.51%	10.34%	6.69%	5.14%	7.02%
Barclays US Credit		Relative	5.14%	1.61%	(0.97)%	(1.09)%	(0.09)%
Western Asset High Yield Fund	9/28/2001	Absolute	17.76%	11.72%	8.84%	9.34%	8.44%
Barclays US Corp High Yield		Relative	1.94%	(0.14)%	(1.50)%	(1.28)%	(1.35)%
Western Asset Inflation Index Plus Bond	3/1/2001	Absolute	6.75%	8.36%	6.63%	6.42%	7.06%
Barclays US TIPS		Relative	(0.23)%	(0.54)%	(0.41)%	(0.24)%	(0.22)%
Western Asset Intermediate Bond Fund	7/1/1994	Absolute	7.10%	7.06%	6.54%	5.72%	6.57%
Barclays Intermediate Gov't/Credit		Relative	3.21%	1.87%	1.36%	1.10%	0.63%
Western Asset Short Term Bond Fund	11/11/1991	Absolute	3.87%	4.21%	2.43%	2.21%	4.06%
Citi Treasury Gov't/Credit 1-3 YR		Relative	2.58%	2.34%	(0.46)%	(0.93)%	(0.75)%
Western Asset Total Return Unconstrained	7/6/2006	Absolute	7.53%	5.87%	6.07%	n/a	6.03%
Barclays US Aggregate		Relative	3.31%	(0.32)%	0.13%	n/a	(0.28)%
Western Asset Adjustable Rate Income	6/22/1992	Absolute	4.93%	3.94%	1.37%	1.79%	3.10%
Citi T-Bill 6-Month		Relative	4.81%	3.79%	0.71%	(0.06)%	(0.17)%
Western Asset Mortgage Defined Opportunity Fund Inc.	2/24/2010	Absolute	42.32%	n/a	n/a	n/a	19.00%
BOFAML Floating Rate Home Loan Index		Relative	23.97%	n/a	n/a	n/a	11.48%

U.S. Tax-Exempt
Western Asset Managed Municipals Fund	3/4/1981	Absolute	10.13%	7.56%	6.84%	5.62%	8.32%
Barclays Municipal Bond		Relative	3.35%	0.99%	0.93%	0.52%	0.56%

Global Taxable
Legg Mason Brandywine Global Fixed Income	9/30/2003	Absolute	7.86%	8.15%	6.80%	n/a	6.28%
Citi World Gov't Bond		Relative	6.22%	3.78%	1.52%	n/a	0.75%
Legg Mason Brandywine Global Opportunities Bond	11/1/2006	Absolute	13.22%	11.33%	8.75%	n/a	8.73%
Citi World Gov't Bond		Relative	11.57%	6.96%	3.48%	n/a	2.95%
Legg Mason Australian Bond Trust	6/30/1983	Absolute	10.45%	9.61%	9.09%	6.76%	6.63%
UBS Australian Composite Bond Index		Relative	2.73%	1.26%	0.83%	0.59%	0.59%
Legg Mason Core Plus Global Bond Trust	2/28/1995	Absolute	14.70%	11.57%	7.92%	6.39%	6.21%
Barclays Global Aggregate (AUD Hedged)		Relative	5.04%	1.75%	(1.42)%	(1.31)%	(1.06)%
Western Asset Global Multi Strategy Fund	8/31/2002	Absolute	10.18%	6.75%	6.23%	7.81%	8.30%
50% Bar. Global Agg./ 5% Bar. HY 2%/25% JPM EMBI +		Relative	(0.29)%	(2.01)%	(1.86)%	(0.93)%	(0.82)%
Western Asset Global High Yield Bond Fund	2/22/1995	Absolute	18.88%	11.05%	8.02%	8.73%	7.99%
Barclays Global High Yield		Relative	(0.72)%	(1.25)%	(2.52)%	(2.90)%	(2.04)%
Western Asset Emerging Markets Debt	10/17/1996	Absolute	16.23%	11.47%	9.83%	12.25%	11.65%
JPM EMBI Global		Relative	(2.31)%	(1.47)%	(0.64)%	0.69%	1.04%

Liquidity
Western Asset Institutional Cash Reserves Ltd.	12/31/1989	Absolute	0.20%	0.20%	0.87%	2.01%	3.76%
Citi 3-Month T-Bill		Relative	0.13%	0.10%	0.43%	0.32%	0.33%

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

The initiative involved $127.5 million in transition-related costs that primarily included charges for employee termination benefits and incentives to retain employees during the transition period.  The transition-related costs also included charges for consolidating leased office space, early contract terminations, accelerated depreciation of fixed assets, asset disposals and professional fees. During the three and nine months ended December 31, 2011, transition-related costs totaled $42.3 million and $71.2 million, respectively. All transition-related costs were accrued as of the completion of the initiative on March 31, 2012. Beginning in the three months ended June 30, 2012, we have achieved total annual transition-related savings of over $140 million, when compared to similar expenses prior to the commencement of the streamlining initiative. A portion of the estimated transition-related savings were incremental to the three and nine months ended December 31, 2011, and are explained, where applicable, in the results of operations discussion to follow. See Note 11 of Notes to Consolidated Financial Statements for additional information on our business streamlining initiative.

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

Operating Revenues
Total operating revenues for the three months ended December 31, 2012, were $673.9 million, an increase of 7.5% from $627.0 million in the prior year quarter. This increase was primarily due to a $40.3 million increase in performance fees, as well as a 4% increase in average AUM. These increases were offset in part by the impact of a reduction in average AUM advisory revenue yields, from 34.4 basis points in the three months ended December 31, 2011, to 33.2 basis points in the three months ended December 31, 2012. We calculate average AUM advisory revenue yields as the ratio of annualized investment advisory fees, excluding performance fees, to average AUM. The reduction in average AUM advisory revenue yields was the result of a less favorable average asset mix, with equity assets, which generally earn higher fees than fixed income and liquidity assets, comprising a lower percentage of our total average AUM for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011. Because equity assets generally have higher base management advisory fees, changes in the relative level of these AUM more significantly impact our average AUM advisory revenue yields.

Investment advisory fees from separate accounts decreased $5.8 million, or 3.1%, to $181.8 million. Of this decrease, $9.8 million was the result of lower average equity assets managed by Batterymarch, LMCM and Legg Mason Global Equities Group ("LMGE"), and $3.2 million was due to the divestiture of an affiliate in February 2012.  These decreases were offset in part by an increase of $4.2 million due to higher average fixed income assets managed by Brandywine and Western Asset, as well as an increase of $1.8 million due to higher average equity assets at ClearBridge.

Investment advisory fees from funds increased $9.2 million, or 2.6%, to $360.8 million. Of this increase, $14.7 million was the result of higher fixed income assets managed by Western Asset and Brandywine, and $6.6 million was primarily due to higher equity assets managed by ClearBridge. These increases were offset in part by a $12.4 million decrease due to lower average assets managed by Permal.

Of our total AUM as of December 31, 2012 and 2011, approximately 6% for each period was in accounts that were eligible to earn performance fees. A majority of performance fees are earned based on 12-month performance periods, with a portion also based on quarterly performance periods. Performance fees are recognized at the end of the measurement period and when the fees are no longer subject to clawback. Performance fees increased $40.3 million to $46.4 million, primarily due to $32.0 million of fees received by Western Asset related to the wind-down of its participation in the PPIP.

Distribution and service fees increased $2.4 million, or 2.9%, to $83.1 million, as the result of an increase in average fee rates received on mutual fund AUM subject to distribution and service fees, offset in part by the impact of increased fee waivers related to liquidity funds managed by Western Asset.

Operating Expenses
Total operating expenses for the three months ended December 31, 2012, were $1.3 billion, an increase of 130.3% from $567.7 million in the prior year quarter. The increase in total operating expenses was primarily the result of $734.0 million of intangible asset impairment charges recorded during the current year quarter, as further discussed below. Operating expenses for the three months ended December 31, 2012, incurred at the investment management affiliate level comprised approximately 70% of total operating expenses, excluding the impairment charges, which are deemed to be corporate expenses. The remaining operating expenses are comprised of corporate and distribution costs.

The components of total compensation and benefits for the three months ended December 31 were as follows:

	Three months ended December 31,
	2012	2011
Salaries and incentives	$249.2	$206.4
Benefits and payroll taxes	51.8	44.2
Transition-related costs	—	8.8
Management transition compensation costs	2.4	—
Other	4.8	3.8
Total compensation and benefits	$308.2	$263.2

Total compensation and benefits increased 17.1% to $308.2 million;

•
Salaries and incentives increased $42.8 million, due to an increase of $41.2 million in incentive-based compensation at investment affiliates, primarily resulting from increased revenues and costs associated with the modification of employment and other arrangements with the management of Permal, as well as an increase of $8.1 million, resulting from the impact of market-based compensation increases among retained staff and new hires to support on-going growth initiatives. These increases were offset in part by a $5.2 million decrease in corporate salaries due to headcount reductions resulting from our business streamlining initiative.

•
Benefits and payroll taxes increased $7.6 million, primarily as a result of an increase in compensation expense associated with certain deferred compensation plans, including $3.8 million resulting from the accelerated vesting of certain awards.

•	Transition-related costs decreased $8.8 million, due to the completion of our business streamlining initiative in March 2012.

•
Management transition compensation costs in the current quarter primarily represent non-cash amortization expense related to retention awards granted to certain executives and key employees in connection with our Chief Executive Officer stepping down in September 2012.

•
Other compensation and benefits increased $1.0 million, primarily due to an increase in revenue-share based incentive obligations resulting from net market gains on assets invested for deferred compensation plans and seed capital investments, which were offset by corresponding increases in Other non-operating income (expense).

Compensation as a percentage of operating revenues increased to 45.7% from 42.0% in the prior year quarter, due to the impact of increased revenues at revenue share-based affiliates that retain a higher percentage of revenues as compensation. This increase was offset in part by the impact of transition-related compensation recorded in the prior year quarter.

Distribution and servicing expenses decreased 3.3% to $143.4 million, driven by a $4.8 million decrease due to a reduction in average AUM in certain products for which we pay fees to third-party distributors.

Communications and technology expense decreased 11.7% to $38.4 million, driven by the impact of $3.2 million in transition-related costs recognized in the prior year quarter.

Occupancy expense decreased 44.9% to $31.1 million, due to the impact of $13.7 million of lease reserves recorded in the prior year quarter, primarily related to permanently abandoning certain office space as a part of our business streamlining initiative. The impact of the acceleration of $10.3 million of depreciation related to space permanently abandoned in the prior year quarter, related to our business streamlining initiative, also contributed to the decrease.

Amortization of intangible assets decreased 28.0% to $3.5 million, primarily due to the full amortization of certain management contracts occurring during fiscal 2012.

Impairment of intangible assets was $734.0 million in the three months ended December 31, 2012. The impairment charges relate to our domestic mutual fund contracts asset, Permal funds-of-hedge fund contracts asset, and Permal trade name. The impairment charges resulted from a number of current trends and factors, including (i) a decrease in near-term margin projections; (ii) an increase in the rate used to discount projected future cash flows primarily due to company specific factors including continued market and regulatory influences, continued stock price uncertainty and the ongoing search for a permanent Chief Executive Officer; (iii) recent outflows and related reductions in assets under management; and (iv) a reduction in the near-term projected growth rates. These changes resulted in a reduction of the projected cash flows and our overall assessment of fair value of the assets, such that the domestic mutual fund contracts asset, Permal funds-of-hedge funds contracts asset, and Permal trade name, declined below their carrying values, and accordingly were impaired by $396.0 million, $321.0 million, and $17.0 million, respectively. See Critical Accounting Policies and Note 5 of Notes to Consolidated Financial Statements for further discussion of the impairment charges.

Other expenses decreased $2.8 million, or 5.5%, to $48.6 million, due to a $4.1 million decrease in expense reimbursements paid to certain mutual funds, as well as the impact of $1.5 million of transition-related costs recognized in the prior year quarter. These decreases were offset by a $1.3 million increase in professional fees, primarily related to the planned acquisition of Fauchier Partners Management Limited ("Fauchier"), as well as a $0.9 million increase in travel, entertainment and advertising costs, primarily related to Legg Mason Global Distribution.

Non-Operating Income (Expense)
Interest income decreased 36.1% to $1.6 million, driven by a $0.7 million decrease due to lower yields earned on investment balances and a $0.3 million decrease due to lower average investment balances.

Interest expense decreased 37.9% to $13.6 million, primarily as a result of the refinancing of the 2.5% Convertible Senior Notes (the "Notes") in May 2012.

Other non-operating income increased $9.7 million to $9.9 million. This increase was primarily due to net market gains of $9.0 million on corporate investments in proprietary fund products, which are not offset in compensation. Net market gains of $2.0 million on assets invested for deferred compensation plans and seed capital investments, which are offset by corresponding increases in compensation mentioned above, also contributed to the increase.

Other non-operating income (expense) of consolidated investment vehicles ("CIVs") decreased $10.9 million to an expense of $3.4 million, primarily due to net market losses on investments of certain CIVs.

As part of a real estate initiative, we are likely to abandon additional real estate during the quarter ending March 31, 2013 and/or pursue sub-tenants for that space. As a result, we expect to incur accelerated lease-related charges during that quarter, which will represent the present value of the amount by which the commitments under the lease exceed the amount due, or amount expected to be received, under a sublease.

Income Tax Provision (Benefit)
The benefit for income taxes was $180.2 million compared to a provision of $12.6 million in the prior year quarter. The effective benefit rate was 28.2% for the three months ended December 31, 2012, compared to an effective tax rate of 26.4% in the prior year quarter. The impact of CIVs reduced the effective tax (benefit) rate by 0.2 and 4.5 percentage points for the three months ended December 31, 2012 and 2011, respectively. Otherwise, the change in the effective rate was primarily related to a lower relative proportion of pre-tax income (loss) in jurisdictions with lower rates and adjustments to valuation allowances, partially offset by adjustments to reserves for uncertain tax positions as a result of audit settlements.

Net Income (Loss) Attributable to Legg Mason, Inc.
Net Loss Attributable to Legg Mason, Inc., which we refer to as "Net Loss", for the three months ended December 31, 2012, totaled $453.9 million, or $3.45 per diluted share, compared to Net Income Attributable to Legg Mason, Inc., which we refer to as "Net Income", of $28.1 million, or $0.20 per diluted share, in the prior year quarter.  This decrease was primarily attributable to the impact of the pre-tax impairment charges of $734.0 million ($508.3 million, net of income tax benefits, or $3.86 per diluted share), recorded in the current quarter, related to our indefinite-life intangible assets, as previously discussed. In addition, net income tax expenses of $9.2 million ($0.07 per diluted share), primarily related to $28.6 million in adjustments to valuation allowances, offset in part by $15.4 million in adjustments to reserves for uncertain tax positions as a result of audit settlements, contributed to the decrease. These decreases were offset in part by the impact of transition-related costs recorded in the prior year quarter in connection with our business streamlining initiative. Adjusted Income (see Supplemental Non-GAAP Financial Information below) increased to $91.8 million, or $0.70 per diluted share, for the three months ended December 31, 2012, from $76.8 million, or $0.55 per diluted share, in the prior year quarter, primarily due to the impact of transition-related costs recorded in the prior year quarter, offset in part by net income tax expenses mentioned above. Operating margin decreased to (94.0)% from 9.5% in the prior year quarter. Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information below), for the three months ended December 31, 2012 and 2011, was 19.8% and 21.7%, respectively.

Nine Months Ended December 31, 2012, Compared to Nine Months Ended December 31, 2011

Assets Under Management
The components of the changes in our AUM (in billions) for the nine months ended December 31 were as follows:

	2012	2011
Beginning of period	$643.3	$677.6
Investment funds, excluding liquidity funds(1)
Subscriptions	32.4	34.9
Redemptions	(34.4)	(39.7)
Separate account flows, net	(27.1)	(27.8)
Liquidity fund flows, net	19.2	10.0
Net client cash flows	(9.9)	(22.6)
Market performance and other (2)	22.1	(7.2)
Dispositions	(6.6)	(20.8)
End of period	$648.9	$627.0
(1)    Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.
(2)    Includes impact of foreign exchange, reinvestment of dividends, and other.

AUM at December 31, 2012, was $648.9 billion, an increase of $5.6 billion, or 1%, from March 31, 2012. The increase in AUM was attributable to market appreciation of $22.1 billion and partially offset by net client outflows of $9.9 billion, and dispositions of $6.6 billion. The dispositions were in liquidity assets, which resulted from the amendment of historical Smith Barney brokerage programs discussed above. The $9.9 billion in net outflows consisted of outflows of equity and fixed income assets of $17.9 billion and $10.5 billion, respectively, partially offset by liquidity inflows of $18.5 billion.  Equity outflows were primarily experienced in products managed by Batterymarch, Royce, and ClearBridge. Fixed income outflows were in products managed by Western Asset, which included $5.0 billion in outflows from a single, low-fee global sovereign mandate, and were partially offset in products managed by Brandywine.

The component changes in our AUM by asset class (in billions) for the nine months ended December 31, were as follows:

	Equity	Fixed Income	Liquidity	Total
March 31, 2012	$163.4	$356.1	$123.8	$643.3
Investment funds, excluding liquidity funds
Subscriptions	13.1	19.3	—	32.4
Redemptions	(19.0)	(15.4)	—	(34.4)
Separate account flows, net	(12.0)	(14.4)	(0.7)	(27.1)
Liquidity fund flows, net	—	—	19.2	19.2
Net client cash flows	(17.9)	(10.5)	18.5	(9.9)
Market performance and other	—	21.4	0.7	22.1
Dispositions	—	—	(6.6)	(6.6)
December 31, 2012	$145.5	$367.0	$136.4	$648.9

	Equity	Fixed Income	Liquidity	Total
March 31, 2011	$189.6	$356.6	$131.4	$677.6
Investment funds, excluding liquidity funds
Subscriptions	16.8	18.1	—	34.9
Redemptions	(24.1)	(15.6)	—	(39.7)
Separate account flows, net	(9.1)	(18.3)	(0.4)	(27.8)
Liquidity fund flows, net	—	—	10.0	10.0
Net client cash flows	(16.4)	(15.8)	9.6	(22.6)
Market performance and other	(18.8)	12.0	(0.4)	(7.2)
Dispositions	(1.1)	(0.2)	(19.5)	(20.8)
December 31, 2011	$153.3	$352.6	$121.1	$627.0

Average AUM by asset class (in billions) for the nine months ended December 31 was as follows:

	2012	% of Total	2011	% of Total	% Change
Equity	$151.1	23%	$170.2	26%	(11)%
Fixed Income	364.1	57	360.6	56	1
Liquidity	125.8	20	116.2	18	8
Total	$641.0	100%	$647.0	100%	(1)%

AUM by Distribution Channel
The component changes in our AUM by distribution channel for the nine months ended December 31 were as follows:

	Global Distribution	Other(1)	Total
March 31, 2012	$220.6	$422.7	$643.3
Net client cash flows, excluding liquidity funds	1.3	(30.4)	(29.1)
Liquidity fund flows, net	—	19.2	19.2
Net client cash flows	1.3	(11.2)	(9.9)
Market performance and other	(0.2)	22.3	22.1
Dispositions	—	(6.6)	(6.6)
December 31, 2012	$221.7	$427.2	$648.9

	Global Distribution	Other(1)	Total
March 31, 2011	$220.3	$457.3	$677.6
Net client cash flows, excluding liquidity funds	(2.9)	(29.7)	(32.6)
Liquidity fund flows, net	—	10.0	10.0
Net client cash flows	(2.9)	(19.7)	(22.6)
Market performance and other	(10.5)	3.3	(7.2)
Dispositions	—	(20.8)	(20.8)
December 31, 2011	$206.9	$420.1	$627.0
(1) Principally represents affiliate separate accounts and liquidity funds.

Operating Revenues
Total operating revenues for the nine months ended December 31, 2012, were $1.9 billion, a decrease of 3.4% from $2.0 billion in the prior year period. This decrease was primarily due to the impact of a reduction in average AUM advisory revenue yields, from 35.2 basis points in the nine months ended December 31, 2011, to 33.7 basis points in the nine months ended December 31, 2012, as well as a 1% decrease in average AUM. The reduction in advisory revenue yields was the result of a less favorable average asset mix, with equity assets comprising a lower percentage of our total average AUM for the nine months ended December 31, 2012, as compared to the nine months ended December 31, 2011. The decrease was offset in part by a $30.6 million increase in performance fees.

Investment advisory fees from separate accounts decreased $40.8 million, or 6.9%, to $547.6 million. Of this decrease, $34.3 million was the result of lower average equity assets managed by Batterymarch, LMCM, LMGE and ClearBridge, and $10.5 million was due to the divestiture of a small affiliate in February 2012. These decreases were offset in part by an increase of $6.6 million due to higher average fixed income assets managed by Brandywine.

Investment advisory fees from funds decreased $48.4 million, or 4.3%, to $1.1 billion. Of this decrease, $45.1 million was due to lower average assets managed by Permal, and $37.5 million was due to lower average equity assets managed by Royce and LMCM. These decreases were offset in part by a $32.3 million increase as a result of higher average fixed income assets managed by Western Asset and Brandywine.

Performance fees increased $30.6 million, to $65.2 million, primarily due to fees received by Western Asset related to the wind-down of its participation in the PPIP.

Distribution and service fees decreased $11.9 million, or 4.6%, to $246.6 million, primarily as a result of a decline in average mutual fund AUM subject to distribution and service fees.

Operating Expenses
Total operating expenses for the nine months ended December 31, 2012, were $2.4 billion, an increase of 38.6% from $1.7 billion in the prior year period. The increase in total operating expenses was primarily the result of $734.0 million of intangible asset impairment charges recorded during the current year period, as previously discussed. Excluding the impairment charges, which are deemed to be corporate expenses, operating expenses for the nine months ended December 31, 2012 incurred at the affiliate level comprised approximately 70% of total operating expenses. The remaining operating expenses are comprised of corporate and distribution costs.

The components of total compensation and benefits for the nine months ended December 31 were as follows:

	Nine months ended December 31,
	2012	2011
Salaries and incentives	$687.4	$679.0
Benefits and payroll taxes	156.1	145.7
Transition-related costs	—	32.6
Management transition compensation costs	6.5	—
Other	31.0	(12.3)
Total compensation and benefits	$881.0	$845.0

Total compensation and benefits increased 4.3% to $881.0 million;

•
Salaries and incentives increased $8.4 million, principally due to additional salary and incentive costs of $16.2 million, primarily associated with market-based compensation increases among retained staff and new hires to support on-going growth initiatives, as well as an increase of $16.7 million in incentive-based compensation at investment affiliates, primarily as a result of reductions in non-compensation related operating expenses at revenue-share based affiliates which create an offsetting increase in compensation per the applicable revenue share agreements. These increases were offset in part by a $21.8 million reduction in corporate salaries, primarily due to headcount reductions resulting from our business streamlining initiative.

•	Benefits and payroll taxes increased $10.4 million, primarily as a result of an increase in non-cash amortization expense and other costs associated with certain deferred compensation plans.

•	Transition-related costs decreased $32.6 million, due to the completion of our business streamlining initiative in March 2012.

•
Management transition compensation costs in the current year period were primarily associated with our Chief Executive Officer stepping down in September 2012, comprised of $2.0 million of cash severance and $1.8 million of net non-cash accelerated amortization of stock based awards.  Also included in this line item was $1.7 million of non-cash amortization expense related to retention awards granted to certain executives and key employees.

•
Other compensation and benefits increased by $43.3 million, due to an increase in deferred compensation and revenue-share based incentive obligations resulting from net market gains on assets invested for deferred compensation plans and seed capital investments, which are offset by corresponding increases in Other non-operating income (expense).

Compensation as a percentage of operating revenues increased to 45.3% from 42.0% in the prior year period, due to the impact of increased revenues at revenue share-based affiliates that retain a higher percentage of revenues as compensation, as well as the impact of compensation increases related to net market gains on assets invested for deferred compensation plans and seed capital investments. These increases were offset in part by the impact of transition-related compensation recorded in the prior year period.

Distribution and servicing expenses decreased 6.3% to $458.4 million, principally driven by a $38.0 million decrease due to a reduction in average AUM in certain products for which we pay fees to third-party distributors. This decrease was offset in part by a $12.7 million increase in structuring fees related to closed-end fund and real estate investment trust launches.

Communications and technology expense decreased 10.9% to $111.9 million, driven by the impact of $7.8 million in transition-related costs recognized in the prior year period, as well as $4.4 million in cost savings as a result of our business streamlining initiative.

Occupancy expense decreased 29.3% to $88.6 million, driven by the impact of $13.9 million in net lease reserves recorded in the prior year period, primarily related to permanently abandoning certain office space as part of our business streamlining initiative. In addition, depreciation of furniture and leaseholds decreased $15.3 million, primarily as a result of the acceleration of depreciation related to space permanently abandoned in the prior year period, also related to our business streamlining initiative.

Amortization of intangible assets decreased 34.1% to $10.5 million, primarily due to the full amortization of certain management contracts occurring during fiscal 2012.

Impairment on intangible assets was $734.0 million in the nine months ended December 31, 2012. The impairment charges arise from two indefinite-life fund management contract intangible assets and a trade name asset, and resulted from a number of current trends and factors that resulted in a reduction of the projected cash flows and our overall assessment of the fair value of these assets. See Critical Accounting Policies and Note 5 of Notes to Consolidated Financial Statements for further discussion of the impairment charges.

Other expenses decreased $8.2 million, or 5.6%, to $138.0 million, due to a $3.9 million reduction in charges for trading errors, as well as a $3.4 million decrease in expense reimbursements paid to certain mutual funds. The impact of $1.5 million of transition-related costs recognized in the prior year period also contributed to the decrease. These decreases were offset in part by a $2.0 million increase in professional fees, primarily related to the planned acquisition of Fauchier.

Non-Operating Income (Expense)
Interest income decreased 38.5% to $5.3 million, driven by a $1.9 million decrease due to lower yields earned on investment balances and a $1.4 million decrease due to lower average investment balances.

Interest expense decreased 28.7% to $46.9 million, primarily as a result of the refinancing of the Notes in May 2012.

Other non-operating expense increased 6.9%, to $34.1 million, from $31.8 million in the prior year period, primarily as a result of the $69.0 million loss on debt extinguishment recognized in connection with the repurchase of the Notes in May 2012. This loss was substantially offset by $44.3 million of net market gains on seed capital investments and assets invested for deferred compensation plans, which are offset by corresponding increases in compensation discussed above, as well as $17.8 million of net market gains on corporate investments in proprietary fund products, which are not offset in compensation.

Other non-operating income (expense) of CIVs decreased $21.7 million to expense of $6.1 million, from income of $15.6 million in the prior year period, due to net market losses on investments of certain CIVs, as well as the impact of market gains recognized in the prior year period related to a previously consolidated CIV that was redeemed in the period ended December 31, 2011.

Income Tax Provision (Benefit)
The benefit for income taxes was $168.8 million compared to an income tax provision of $38.9 million in the prior year period. In July 2011, The U.K. Finance Act 2011 was enacted, which reduced the main U.K. corporate tax rate from 27% to 26% effective April 1, 2011, and from 26% to 25% effective April 1, 2012. In July 2012, The U.K. Finance Act 2012 ("The Act") was enacted, further reducing the main U.K. corporate tax rate to 24% effective April 1, 2012 and 23% effective April 1, 2013. The impact of the tax rate changes on certain existing deferred tax assets and liabilities resulted in a tax benefit of $18.1 million in the current year period. The prior year period also included a similar U.K. tax benefit of $18.3 million on the revaluation of deferred tax assets and liabilities, and the impact was more substantial relative to the higher level of pre-tax income in that nine month period. The effective tax rate was 30.2% for the nine months ended December 31, 2012, compared to an effective tax rate of 20.1% in the prior year. Changes in the U.K. tax rate impacted the effective tax (benefit) rate by 3.2 percentage points in the nine months ended December 31, 2012, and 9.4 percentage points in the prior year period. The impact of CIVs reduced the effective benefit rate by 0.4 percentage points for the nine months ended December 31, 2012, and reduced the effective tax rate by 1.0 percentage points for the nine months ended December 31, 2011. Otherwise, the change in the effective tax rate was primarily related to adjustments to valuation allowances, partially offset by adjustments to reserves with respect to certain audit settlements.

Net Income (Loss) Attributable to Legg Mason, Inc.
Net Loss for the nine months ended December 31, 2012, totaled $382.5 million, or $2.84 per diluted share, compared to Net Income of $144.7 million, or $1.00 per diluted share, in the prior year period.  The decrease was primarily attributable to the impact of the pre-tax impairment charges of $734.0 million ($508.3 million, net of income tax benefits, or $3.77 per diluted share), recorded in the current year period, related to our indefinite-life intangible assets, as well as the $69.0 million pre-tax loss ($44.8 million, net of income tax benefits, or $0.33 per diluted share) on debt extinguishment recognized in connection with the repurchase of the Notes. These decreases were offset in part by the impact of transition-related costs recorded in the prior year period, and the impact of increased cost savings in the current year period, both in connection with our business streamlining initiative, as previously discussed. Adjusted Income (see Supplemental Non-GAAP Financial

Information below) increased to $280.5 million, or $2.08 per diluted share, for the nine months ended December 31, 2012, from $273.4 million, or $1.89 per diluted share, in the prior year period, primarily due to the impact of increased cost savings in the current year period and the impact of transition-related costs recorded in the prior year period. Operating margin decreased to (24.6)% from 13.2% in the prior year period. Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information below), for the nine months ended December 31, 2012 and 2011, was 19.4% and 21.3%, respectively.

Quarter Ended December 31, 2012, Compared to Quarter Ended September 30, 2012

Results of Operations
Net Loss for the three months ended December 31, 2012, was $453.9 million, or $3.45 per diluted share, compared to Net Income of $80.8 million, or $0.60 per diluted share, in the three months ended September 30, 2012. Operating revenues increased 5.2% from $640.3 million in the three months ended September 30, 2012, to $673.9 million in the three months ended December 31, 2012, due to a $36.1 million increase in performance fees, primarily received in connection with the wind-down of Western Asset's participation in the PPIP. This increase was offset in part by the impact of a decrease in average AUM advisory revenue yields to 33.2 basis points for the three months ended December 31, 2012, as compared to 33.9 basis points for the three months ended September 30, 2012, due to a less favorable asset mix. Operating expenses increased 133%, from $560.6 million in the September quarter to $1.3 billion in the December quarter, driven by impairment charges of $734.0 related to our indefinite-life intangible assets, as previously discussed. Compensation and benefits remained essentially flat, as an increase in incentive-based compensation at investment affiliates, primarily as a result of increased revenues, as well as costs associated with the modification of employment and other arrangements with the management of Permal, were substantially offset by a reduction in net market gains on assets invested for deferred compensation plans and seed capital investments, which are offset by corresponding decreases in Other non-operating income (expense). Excluding the reduction in net market gains on assets invested for deferred compensation and seed investments described above, Other Non-Operating Expense increased $2.4 million to $9.1 million, as compared to $6.7 million in the prior quarter. This increase in other non-operating expense was primarily due to a reduction in other non-operating income (expense) of consolidated investment vehicles, due net market losses on investments of certain CIVs, offset in part by the impact of losses recognized on certain corporate investments in the September quarter which are not offset in compensation.  The December quarter also included net income tax expenses of $9.2 million, primarily related to $28.6 million in adjustments to valuation allowances, offset in part by $15.4 million in adjustments to reserves for uncertain tax positions as a result of audit settlements, while the September quarter included a tax benefit of $18.1 million related to the impact of U.K. tax rate changes on certain existing deferred tax assets and liabilities. Adjusted Income (see Supplemental Non-GAAP Financial Information below) was $91.8 million, or $0.70 per diluted share, for the December 2012 quarter, compared to $100.1 million, or $0.75 per diluted share, in the September 2012 quarter.  Operating margin was (94.0)% in the December 2012 quarter compared to 12.5% in the September 2012 quarter.  Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information below), for the three months ended December 31, 2012, and September 30, 2012, was 19.8% and 21.2%, respectively.

Supplemental Non-GAAP Financial Information
As supplemental information, we are providing performance measures that are based on methodologies other than generally accepted accounting principles (“non-GAAP”) for "Adjusted Income" and "Operating Margin, as Adjusted" that management uses as benchmarks in evaluating and comparing our period-to-period operating performance.

Adjusted Income
We define “Adjusted Income” as Net Income (Loss) Attributable to Legg Mason, Inc., plus amortization and deferred taxes related to intangible assets and goodwill, imputed interest and tax benefits on contingent convertible debt less deferred income taxes on goodwill and indefinite-life intangible asset impairment, if any. We also adjust for other non-core items that are not reflective of our economic performance, such as intangible asset impairments, the impact of tax rate adjustments on certain deferred tax liabilities related to indefinite-life intangible assets, and loss on extinguishment of contingent convertible debt.
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

In calculating Adjusted Income, we add the impact of the amortization of management contract assets and impairment of indefinite-life intangible assets, both of which arise from acquisitions, to Net Income (Loss) Attributable to Legg Mason, Inc. to reflect the fact that these non-cash expenses distort comparisons of our operating results with the results of other asset management firms that have not engaged in significant acquisitions. Deferred taxes on indefinite-life intangible assets and goodwill include actual tax benefits from amortization deductions that are not realized under GAAP absent an impairment charge or the disposition of the related business.  Because we fully expect to realize the economic benefit of the current period tax amortization, we add this benefit to Net Income (Loss) Attributable to Legg Mason, Inc. in the calculation of Adjusted Income.  However, because of our net operating loss carry-forward, we will receive the benefit of the current tax amortization over time. Conversely, we subtract the non-cash income tax benefits on goodwill and indefinite-life intangible asset impairment charges and United Kingdom tax rate adjustments on excess book basis on certain acquired indefinite-life intangible assets, if applicable, that have been recognized under GAAP. We also add back non-cash imputed interest and the extinguishment loss on contingent convertible debt adjusted for amounts allocated to the conversion feature, as well as adding the actual tax benefits on the imputed interest that are not realized under GAAP. These adjustments reflect that these items distort comparisons of our operating results to prior periods and the results of other asset management firms that have not engaged in significant acquisitions, including any related impairments, or issued/extinguished contingent convertible debt.

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

A reconciliation of Net Income (Loss) Attributable to Legg Mason, Inc. to Adjusted Income (in thousands except per share amounts) is as follows:

	Three Months Ended
	December 31, 2012	September 30, 2012	December 31, 2011
Net Income (Loss) Attributable to Legg Mason, Inc.	$(453,870)	$80,797	$28,132
Plus (less):
Amortization of intangible assets	3,505	3,504	4,869
Impairment of intangible assets	734,000	—	—
Deferred income taxes on intangible assets:
Impairment charges	(225,748)	—	—
Tax amortization benefit	33,865	33,871	33,961
U.K. tax rate adjustment	—	(18,075)	—
Imputed interest on convertible debt (2.5% senior notes)	—	—	9,793
Adjusted Income	$91,752	$100,097	$76,755
Net Income (Loss) per Diluted Share Attributable to Legg Mason, Inc. common shareholders	$(3.45)	$0.60	$0.20
Plus (less):
Amortization of intangible assets	0.03	0.03	0.04
Impairment of intangible assets	5.58	—	—
Deferred income taxes on intangible assets:
Impairment charges	(1.72)	—	—
Tax amortization benefit	0.26	0.25	0.24
U.K. tax rate adjustment	—	(0.13)	—
Imputed interest on convertible debt (2.5% senior notes)	—	—	0.07
Adjusted Income per Diluted Share	$0.70	$0.75	$0.55

	Nine Months Ended
	December 31, 2012	December 31, 2011
Net Income (Loss) Attributable to Legg Mason, Inc.	$(382,531)	$144,748
Plus (less):
Amortization of intangible assets	10,514	15,951
Loss on extinguishment of 2.5% senior notes, net of tax	54,873	—
Impairment of intangible assets	734,000	—
Deferred income taxes on intangible assets:
Impairment charges	(225,748)	—
Tax amortization benefit	101,611	101,954
U.K. tax rate adjustment	(18,075)	(18,268)
Imputed interest on convertible debt (2.5% senior notes)	5,839	29,023
Adjusted Income	$280,483	$273,408
Net Income (Loss) per Diluted Share Attributable to Legg Mason, Inc. common shareholders	$(2.84)	$1.00
Plus (less):
Amortization of intangible assets	0.08	0.11
Impairment of intangible assets	5.45	—
Loss on extinguishment of 2.5% senior notes, net of tax	0.41	—
Deferred income taxes on intangible assets:
Impairment charges	(1.68)	—
Tax amortization benefit	0.75	0.71
U.K. tax rate adjustment	(0.13)	(0.13)
Imputed interest on convertible debt (2.5% senior notes)	0.04	0.20
Adjusted Income per Diluted Share	$2.08	$1.89

Operating Margin, as Adjusted
We calculate “Operating Margin, as Adjusted,” by dividing (i) Operating Income (Loss), adjusted to exclude the impact on compensation expense of gains or losses on investments made to fund deferred compensation plans, the impact on compensation expense of gains or losses on seed capital investments by our affiliates under revenue sharing agreements, transition-related costs of streamlining our business model, income (loss) of consolidated investment vehicles, and impairment charges by (ii) our operating revenues, adjusted to add back net investment advisory fees eliminated upon consolidation of investment vehicles, less distribution and servicing expenses which we use as an approximate measure of revenues that are passed through to third parties, which we refer to as “Operating Revenues, as Adjusted”.  The compensation items, other than transition-related costs, are removed from Operating Income (Loss) in the calculation because they are offset by an equal amount in Other non-operating income (expense), and thus have no impact on Net Income (Loss) Attributable to Legg Mason, Inc.  Transition-related costs, impairment charges and income (loss) of consolidated investment vehicles are removed from Operating Income (Loss) in the calculation because these items are not reflective of our core asset management operations. We use Operating Revenues, as Adjusted in the calculation to show the operating margin without distribution and servicing expenses, which we use to approximate our distribution revenues that are passed through to third parties as a direct cost of selling our products, although distribution and servicing expenses may include commissions paid in connection with the launching of closed-end funds for which there is no corresponding revenue in the period. Operating Revenues, as Adjusted also includes our advisory revenues we receive from consolidated investment vehicles that are eliminated in consolidation under GAAP.

We believe that Operating Margin, as Adjusted, is a useful measure of our performance because it provides a measure of our core business activities excluding items that have no impact on Net Income (Loss) Attributable to Legg Mason, Inc. and because it indicates what our operating margin would have been without the distribution revenues that are passed through to third parties as a direct cost of selling our products, transition-related costs and impairment charges, and the impact of the consolidation of certain investment vehicles described above. The consolidation of these investment vehicles does not have an impact on Net income (Loss) Attributable to Legg Mason, Inc.  This measure is provided in addition to our operating margin calculated under GAAP, but is not a substitute for calculations of margins under GAAP and may not be comparable to non-GAAP performance measures, including measures of adjusted margins of other companies.

The calculation of Operating Margin and Operating Margin, as Adjusted, is as follows (dollars in thousands):

	Three Months Ended
	December 31, 2012	September 30, 2012	December 31, 2011
Operating Revenues, GAAP basis	$673,900	$640,295	$626,978
Plus (less):
Operating revenues eliminated upon consolidation of investment vehicles	606	589	753
Distribution and servicing expense excluding consolidated investment vehicles	(143,393)	(145,120)	(148,258)
Operating Revenues, as Adjusted	$531,113	$495,764	$479,473

Operating Income (Loss), GAAP basis	$(633,323)	$79,734	$59,323
Plus (less):
Gains (losses) on deferred compensation and seed investments	3,689	24,449	1,674
Transition-related costs	—	—	42,311
Impairment of intangible assets	734,000	—	—
Operating income and expenses of consolidated investment vehicles	705	815	858
Operating Income, as Adjusted	$105,071	$104,998	$104,166

Operating Margin, GAAP basis	(94.0)%	12.5%	9.5%
Operating Margin, as Adjusted	19.8	21.2	21.7

	Nine Months Ended
	December 31, 2012	December 31, 2011
Operating Revenues, GAAP basis	$1,944,887	$2,013,983
Plus (less):
Operating revenues eliminated upon consolidation of investment vehicles	1,780	2,430
Distribution and servicing expense excluding consolidated investment vehicles	(458,325)	(489,380)
Operating Revenues, as Adjusted	$1,488,342	$1,527,033

Operating Income (Loss), GAAP basis	$(477,512)	$266,541
Plus (less):
Gains (losses) on deferred compensation and seed investments	29,315	(14,935)
Transition-related costs	—	71,169
Impairment of intangible assets	734,000	—
Operating income and expenses of consolidated investment vehicles	2,197	2,905
Operating Income, as Adjusted	$288,000	$325,680

Operating Margin, GAAP basis	(24.6)%	13.2%
Operating Margin, as Adjusted	19.4	21.3

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

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, investment securities, and investment advisory and related fee receivables. Our assets have been principally funded by equity capital, long-term debt and the results of our operations. At December 31, 2012, our cash and cash equivalents, total assets, long-term debt and stockholders' equity were $0.9 billion, $7.1 billion, $1.1 billion and $4.9 billion, respectively. Total assets and total liabilities of the CIVs at December 31, 2012, were $319 million and $257 million, respectively.

Cash and cash equivalents are primarily invested in liquid domestic and non-domestic money market funds that hold principally domestic and non-domestic bank time deposits, bank and corporate commercial paper and bonds, and government and agency securities. We have not recognized any losses on these investments. Our monitoring of cash and cash equivalents mitigates the potential that material risks may be associated with these balances.

The following table summarizes our Consolidated Statements of Cash Flows for the nine months ended December 31 (in millions):

	2012	2011
Cash Flows Provided by Operating Activities	$89.7	$333.7
Cash Flows Provided by Investing Activities	14.9	3.3
Cash Flows Used in Financing Activities	(579.9)	(465.9)
Effect of Exchange Rate Changes on Cash	(1.3)	(14.4)
Net Decrease in Cash and Cash Equivalents	(476.6)	(143.3)
Cash and Cash Equivalents, Beginning of Period	1,382.3	1,375.9
Cash and Cash Equivalents, End of Period	$905.7	$1,232.6

Cash inflows provided by operating activities during the nine months ended December 31, 2012, were $89.7 million, primarily related to net sales of trading and other current investments and Net Loss, adjusted for non-cash items, offset in part by the allocation of extinguished debt repayment and payments for accrued and deferred compensation. Cash inflows provided by investing activities during the nine months ended December 31, 2012, were $14.9 million, primarily related to net activity related to CIVs, offset in part by payments made for fixed assets.  Cash outflows used in financing activities during the nine months ended December 31, 2012, were $579.9 million, primarily related to the repurchase of 12.5 million shares of our common stock for $316.6 million, the reduction of short-term debt, and dividends paid of $55.3 million, offset in part by the net proceeds from the repayment and subsequent issuance of long-term debt of $94.0 million.

Cash inflows provided by operating activities during the nine months ended December 31, 2011, were $333.7 million, primarily related to Net Income, adjusted for non-cash items, offset in part by net purchases of trading investments. Cash inflows provided by investing activities during the nine months ended December 31, 2011, were $3.3 million, primarily attributable to net activity related to CIVs and the payment of an escrow deposit that was charged to occupancy expense as a transition-related cost in the prior year, offset in part by payments made for fixed assets. Cash outflows used for financing activities during the nine months ended December 31, 2011, were $465.9 million, primarily due to the repurchase of 13.6 million of our common shares for $400.3 million, and dividends paid of $32.4 million.

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
The new $500 million revolving credit facility may be increased by an aggregate amount up to $250 million, subject to the approval of the lenders, and expires June 2017. This revolving credit facility is available to fund working capital needs and for general corporate purposes. There were no borrowings outstanding under this facility as of December 31, 2012.
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
The financial covenants under our bank agreements include: maximum net debt to EBITDA ratio of 2.5 to 1 and minimum EBITDA to interest expense ratio of 4.0 to 1. Debt is defined to include all obligations for borrowed money, excluding non-recourse debt of CIVs, and capital leases. Under these net debt covenants, our debt is reduced by the amount of our unrestricted cash in excess of the greater of subsidiary cash or $375 million. EBITDA is defined as consolidated net income plus/minus tax expense (benefit), interest expense, depreciation and amortization, amortization of intangibles, any extraordinary expense or losses, and any non-cash charges, as defined. As of December 31, 2012, our net debt to EBITDA ratio was 1.2 to 1 and EBITDA to interest expense ratio was 12.6 to 1, and, therefore, we have maintained compliance with the applicable covenants.
Also in connection with the new capital plan, our board of directors authorized $1.0 billion for additional purchases of our common stock, $839 million of which remained available as of December 31, 2012, and the completion of the purchase of the then remaining $155 million of our common stock previously authorized, which occurred in the quarter ended June 30, 2012. The new capital plan authorizes using up to 65% of cash generated from future operations, beginning in fiscal 2013, to purchase shares of our common stock.

Future Outlook
We expect that over the next 12 months cash generated from our operating activities will be adequate to support our operating and investing cash needs, and planned share repurchases. We currently intend to utilize our other available resources for any number of potential activities, including seed capital investments in new products, repurchase of shares of our common stock, acquisitions, repayment of outstanding debt, or payment of increased dividends.

Our business model streamlining initiative that began in May 2010 and was completed in March 2012 resulted in annual cost savings, substantially all of which were cash savings, of over $140 million, which will be fully realized on an annualized basis in the current fiscal year.

On December 13, 2012, we announced that we entered into a Sale and Purchase Agreement to purchase all of the outstanding share capital of Fauchier, a leading European based manager of funds-of-hedge funds, from BNP Paribas Investment Partners. The transaction is expected to close in the fourth quarter of fiscal 2013 and will require an initial payment of approximately $80 million, with contingent consideration of up to approximately $24 million and approximately $32 million, due on the second and fourth anniversaries of closing, respectively, dependent on achieving certain financial targets.

On December 12, 2012, we modified our employment and other arrangements with the management of Permal. These modifications included our investing in the Permal business including by sharing certain compensation and other costs that result in lower margins from the business at current revenue levels in exchange for higher margins at significantly increased revenue levels. In addition, we and Permal are engaged in implementing a profits interest management equity plan for key employees that will entitle them to participate in 15% of growth in value of the Permal business from the future implementation date.

As described above, we currently project that our cash flows from operating activities will be sufficient to fund our liquidity needs, and we currently plan to utilize up to 65% of our cash generated from operations to repurchase shares of our common stock, subject to business and market conditions. As of December 31, 2012, we had over $550 million in cash and cash equivalents in excess of our working capital requirements. We do not currently expect to raise additional debt or equity financing over the next 12 months. However, there can be no assurances of these expectations as our projections could prove to be incorrect, events may occur that require additional liquidity, such as an acquisition opportunity or an opportunity to refinance indebtedness, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If these events result in our operations and available cash being insufficient to fund liquidity needs, we would likely seek to manage our available resources by taking actions such as reducing future share repurchases, additional cost-reductions, reducing our expected expenditures on investments, selling assets (such as investment securities), repatriating earnings from foreign affiliates, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, or should a large acquisition or refinancing opportunity arise, we may seek to raise additional equity or debt.

At December 31, 2012, our total cash and cash equivalents of $906 million included $520 million held by foreign subsidiaries.  During the nine months ended December 31, 2012, we repatriated approximately $300 million of foreign cash and plan to repatriate another $75 million, in order to make the cash available in the U.S. for general corporate purposes.  We do not anticipate a material incremental tax cost with respect to this repatriation and no further repatriation of accumulated prior period foreign earnings is currently planned.  However, we may repatriate future earnings to the extent required to fund domestic operations and we would provide for and pay additional U.S. taxes, if any, in connection with repatriation of these funds.  It is not practical at this time to determine the income tax liability that would result from any further repatriation of accumulated foreign earnings.

On January 29, 2013, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.11 per share, payable on April 15, 2013.

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

The following table sets forth these contractual obligations (in millions) by fiscal year, and excludes contractual obligations of CIVs, as we are not responsible or liable for these obligations:

	Remaining 2013	2014	2015	2016	2017	Thereafter	Total
Contractual Obligations
Long-term borrowings by contract maturity(1)	$—	$50.4	$50.5	$50.0	$50.0	$950.0	$1,150.9
Interest on long-term borrowings and credit facility commitment fees(1)	2.5	44.8	43.9	43.0	42.2	90.8	267.2
Minimum rental and service commitments	35.0	129.5	119.4	106.8	96.0	510.8	997.5
Total Contractual Obligations	37.5	224.7	213.8	199.8	188.2	1,551.6	2,415.6
Contingent Obligations
Payments related to planned business acquisition(2)	80.0	—	24.0	—	32.0	—	136.0
Total Contractual and Contingent Obligations(3)(4)(5)(6)	$117.5	$224.7	$237.8	$199.8	$220.2	$1,551.6	$2,551.6

(1)	Excludes long-term borrowings of the consolidated CLO of $250.2 million and interest on these long-term borrowings, as applicable.

(2)	The amount of contingent payments reflected for any year represents the maximum amount that could be payable at the earliest possible date under the terms of the business purchase agreement.

(3)
The table above does not include approximately $16.0 million in capital commitments to investment partnerships in which Legg Mason is a limited partner. These obligations will be funded, as required, through the end of the commitment periods through fiscal 2021.

(4)
The table above does not include amounts for uncertain tax positions of $53.2 million (net of the federal benefit for state tax liabilities), because the timing of any related cash outflows cannot be reliably estimated.

(5)	The table above does not include redeemable noncontrolling interests, primarily related to CIVs, of $21.7 million, because the timing of any related cash outflows cannot be reliably estimated.

(6)	The table above excludes commitments arising from of any potential awards under the proposed Permal management equity plan for its key employees.

Critical Accounting Policies
The following critical accounting policy has been updated from our Annual Report on Form 10-K for the year ended March 31, 2012.

Intangible Assets and Goodwill

Balances as of December 31, 2012 are as follows (in $000s):

Amortizable asset management contracts	$22,923
Indefinite-life intangible assets	3,036,728
Trade names	52,800
Goodwill	1,248,648
$4,361,099

Our identifiable intangible assets consist primarily of asset management contracts, contracts to manage proprietary mutual funds or funds-of-hedge funds, and trade names resulting from acquisitions. Asset management contracts are amortizable intangible assets that are capitalized at acquisition and amortized over the expected life of the contract. Contracts to manage proprietary mutual funds or funds-of-hedge funds are indefinite-life intangible assets because we assume that there is no foreseeable limit on the contract period due to the likelihood of continued renewal at little or no cost. Similarly, trade names are considered indefinite-life intangible assets because they are expected to generate cash flows indefinitely.

In allocating the purchase price of an acquisition to intangible assets, we must determine the fair value of the assets acquired. We determine fair values of intangible assets acquired based upon projected future cash flows, which take into consideration estimates and assumptions including profit margins, growth or attrition rates for acquired contracts based upon historical experience, estimated contract lives, discount rates, projected net client flows and market performance. The determination of estimated contract lives requires judgment based upon historical client turnover and attrition rates and the probability that contracts with termination provisions will be renewed. The discount rate employed is a weighted-average cost of capital that takes into consideration a premium representing the degree of risk inherent in the asset, as more fully described below.

Goodwill represents the residual amount of acquisition cost in excess of identified tangible and intangible assets and assumed liabilities.

Given the relative significance of our intangible assets and goodwill to our consolidated financial statements, on a quarterly basis we consider if triggering events have occurred that may indicate a significant change in fair values. Triggering events may include significant adverse changes in our business, legal or regulatory environment, loss of key personnel, significant business dispositions, or other events, including changes in economic arrangements with our affiliates that will impact future operating results. If a triggering event has occurred, we perform tests, which include critical reviews of all significant assumptions, to determine if any intangible assets or goodwill are impaired. At a minimum, we perform these tests for indefinite-life intangible assets and goodwill annually at December 31.

We performed an impairment test of the Permal funds-of-hedge-funds contracts indefinite-life intangible asset as of December 12, 2012, because a modification of our employment contracts and other arrangements with the management of Permal that was completed on that day constituted a triggering event. Our test indicated that the funds-of-hedge-funds contracts asset was impaired, thereby triggering impairment tests of our other indefinite-life intangible assets and goodwill. As a result of these impairment tests, updated through our annual test date of December 31, 2012, our Permal funds-of-hedge funds contracts and trade name indefinite-life intangible assets and our domestic mutual fund contracts indefinite-life intangible assets were each determined to be partially impaired, resulting in aggregate pre-tax operating charges of $734 million. Neither goodwill nor any other intangible assets were deemed to be impaired. Details of our intangible assets and goodwill and the related impairment tests follow.

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

The estimated remaining useful lives of amortizable intangible assets currently range from one to four years with a weighted-average life of approximately 2.5 years.

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

We determine the fair value of our intangible assets based upon discounted projected cash flows, which take into consideration estimates of future fees, profit margins, growth rates, taxes, and discount rates. An asset is determined to be impaired if the current implied fair value is less than the recorded carrying value of the asset. The determination of the fair values of our indefinite-life intangible assets is highly dependent on these estimates and changes in these inputs could result in a material impairment of the related carrying values. If an asset is impaired, the difference between the current implied fair value and the carrying value of the asset reflected on the financial statements is recognized as an expense in the period in which the impairment is determined to exist.

Contracts that are managed and operated as a single unit, such as contracts within the same family of funds, are reviewed in aggregate and are considered interchangeable because investors can transfer between funds with limited restrictions. Similarly, cash flows generated by new funds added to the fund group are included when determining the fair value of the intangible asset.

Projected cash flows are based on annualized cash flows for the applicable contracts projected forward 40 years, assuming annual cash flow growth from estimated net client flows and projected market performance. To estimate the projected cash flows, projected growth rates by affiliate are used to project their assets under management. Cash flow growth rates consider estimates of both AUM flows and market expectations by asset class (equity, fixed income and liquidity) and by investment manager based upon, among other things, historical experience and expectations of future market and investment performance from internal and external sources. Currently, our market growth assumptions are 6% for equity, 3% for fixed income, and 0% for liquidity products, with a general assumption of 2% organic growth for all products, subject to exceptions for organic growth in near-term periods.

The starting point for these assumptions is our corporate planning process that includes three-year AUM projections from the management of each operating affiliate that consider the specific business circumstances of each affiliate, with near-year flow assumptions for certain affiliates adjusted, as appropriate, to reflect a market participant view. Beyond year three, the estimates move towards our general organic growth assumption of 2%, as appropriate for each affiliate and asset class, through year 20. The resulting cash flow growth rate for year 20 is held constant and used to further project cash flows through year 40. Based on projected AUM by affiliate and asset class, affiliate advisory fee rates are applied to determine projected revenues. The domestic mutual fund contracts projected revenues are applied to a weighted-average margin for the applicable affiliates that manage the AUM. Margins are based on arrangements currently in place at each affiliate. Projected operating income is further reduced by an appropriate tax rate to calculate the projected cash flows.

We believe our growth assumptions are reasonable given our consideration of multiple inputs, including internal and external sources, although our assumptions are subject to change based on fluctuations in our actual results and market conditions.

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

Our process includes comparison of actual results to prior growth projections. However, differences between actual results and our prior projections are not necessarily indicative of a need to reassess our estimates given that: our discounted projected cash flow analyses include projections well beyond three years and variances in the near-years may be offset in subsequent years; fair value assessments are point-in-time, and the consistency of a fair value assessment with other indicators of value that reflect expectations of market participants at that point-in-time is critical evidence of the soundness of the estimate of value. In subsequent periods, we consider the differences in actual results from our prior projections in considering the reasonableness of the growth assumptions used in our current impairment testing.

Discount rates are based on appropriately weighted estimated costs of debt and equity capital using a market participant perspective. We estimate the cost of debt based on published debt rates. We estimate the cost of equity capital based on the Capital Asset Pricing Model, which considers the risk-free interest rate, peer-group betas, and company and equity risk premiums. The equity risk is further adjusted to consider the relative risk associated with each Legg Mason indefinite-life intangible asset and our reporting unit. The discount rates are also calibrated based on an assessment of relevant market values. Continued market uncertainty and the resulting impact on Legg Mason's stock price and our ongoing CEO search process increase the relative risk associated with all aspects of our business, resulting in higher discount rates in the current year for our evaluation of each of Legg Mason's indefinite-life intangible assets and the reporting unit.

Consistent with standard valuation practices for taxable transactions, the projected discounted cash flow analysis also factors in a tax benefit value. This tax benefit represents the discounted tax savings a third party that purchased an asset on a given valuation date would receive from future tax deductions for the amortization of the purchase price over 15 years.

The Permal funds-of-hedge funds contracts of $626 million account for approximately 20% of our indefinite-life intangible assets. As noted above, the modification of employment contracts and other arrangements with the management of Permal constituted a triggering event as of December 12, 2012. Further, Permal has experienced recent outflows and increased risk associated with its business. The past several years have seen declines in the traditional high net worth client fund-of-hedge funds business, Permal's historical focus, which Permal has offset to some extent with new institutional business. As a result of these factors, actual results generally compare unfavorably to the growth assumptions for the Permal funds-of-hedge funds contracts used in the asset impairment testing at December 31, 2011 and 2010. As a result, in our December 2012 testing, the near-term growth assumptions for these contracts were reduced, which, together with the impact of decreased margins in near-years resulting from the modifications of the employment arrangements, led to decreased projected cash flows from the business. Further, fund-of-hedge fund managers are subject to unique market and regulatory influences, adding additional uncertainty to our estimates.

Based upon our projected discounted cash flow analyses, the carrying value of the Permal funds-of-hedge funds contracts asset exceeded its fair value, resulting in impairment charges of $321 million for the excess. Cash flows on the Permal funds-of-hedge funds contracts are assumed to have an average annual growth rate of approximately 8%. However, given current experience, projected cash flows reflect no net AUM flows trending to moderate inflows in years 1 and 2, respectively. The projected cash flows from the Permal funds-of-hedge funds contracts are discounted at 16.0%, reflecting the Permal and Legg Mason specific factors noted above.

Investment performance, including its expected impact on future asset flows, is a significant factor in our growth projections for the Permal funds-of-hedge funds contracts. Our market performance projections are supported by the fact that Permal's two largest funds that comprise over half of the contracts asset AUM have 10-year average returns exceeding 6%. Our market projections are further supported by industry statistics.

The domestic mutual fund contracts acquired in the Citigroup Asset Management (“CAM”) transaction of $2,106 million, account for approximately 70% of our indefinite-life intangible assets. As of December 31, 2012, approximately $127 billion of AUM, primarily managed by ClearBridge and Western Asset, are associated with this asset, with approximately 40% in long-term fixed income AUM and 30% in each of equity AUM and liquidity AUM. Although our domestic mutual fund contracts overall have maintained strong recent market performance, previously disclosed uncertainties regarding market conditions and asset flows and more recent assessments of related risk, including risks related to potential regulatory changes in the liquidity business, are reflected in our projected discounted cash flow analyses. As a result of the impact of these factors on our projected discounted cash flow analyses, the related carrying value exceeded its fair value, resulting in an impairment charge of $396 million for the excess. For our impairment test, cash flows from the domestic mutual fund contracts are assumed to have annual growth rates that average approximately 6%, but given current uncertainties, reflect no net AUM flows trending to moderate inflows in years 1 and 2, respectively. Projected cash flows of the domestic mutual fund contracts are discounted at 14.5%, reflecting the business and Legg Mason specific factors noted above.

We believe that investment performance also has a significant influence on our domestic mutual fund contract long-term flows, and that recent improvements in performance will favorably impact our flows, as long as performance is strong. In aggregate, 76% of our domestic mutual fund long-term AUM is in funds that have outpaced their three-year Lipper category average at September 30, 2012, which compares to 33% at September 30, 2008. Generally, there tends to be a four to five-year lag before improved investment performance results in increased asset flows.

In addition, we believe a recent reorganization of our distribution platform, which provides an improved focus on the growth of our business, has also favorably impacted our flows. The improvement in investment performance has assisted distribution personnel in selling more products. As a result of improved performance and the reorganization of the distribution platform, our U.S. distribution group has had net inflows for the nine months through September 30, 2012, with the quarter ended June 30, 2012 having the highest net inflows since March 2007. Year-to-date results generally compare slightly favorably to the growth assumptions related to the domestic mutual fund contracts asset impairment testing at December 31, 2011. In the past several years, however, such actual to projection comparisons are less favorable, and flows in the last several months have been less consistent and are considered in our current estimates.

Trade names account for 2% of indefinite-life intangible assets and are primarily related to Permal. We tested these intangible assets using assumptions similar to those described above for indefinite-life contracts. The Permal trade name carrying value exceeded its estimated fair value, resulting in a $17 million impairment for the excess. The resulting fair value of the other trade name significantly exceeded the related carrying amount.

Goodwill

Goodwill is evaluated at the reporting unit level and is considered for impairment when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. In estimating the implied fair value of the reporting unit, we use valuation techniques based on discounted projected cash flows and EBITDA multiples, similar to techniques employed in analyzing the purchase price of an acquisition. In December 2010, we announced a realignment of our executive management team, which during fiscal 2012, resulted in the combination of our Americas and International divisions into one operating segment, Global Asset Management. Internal management reporting has been modified consistent with this realignment such that discrete financial information regularly received by the chief operating decision maker, our Chief Executive Officer, is at the consolidated Global Asset Management business level. As a result, the former Americas and International operating segments are no longer our reporting units, and subsequently, goodwill is recorded and evaluated at one Global Asset Management reporting unit level. Our Global Asset Management reporting unit consists of the operating businesses of our asset management affiliates and our centralized global distribution operations. In our most recent impairment testing process, all consolidated assets and liabilities were allocated to our single Global Asset Management reporting unit, except deferred tax assets arising from NOLs not related to any assets or liabilities of the reporting unit. Similarly, the projected operating results of the reporting unit include our holding company corporate costs and overhead, including costs associated with executive management, finance, human resources, legal and compliance, internal audit and other central corporate functions.

Goodwill principally originated from the acquisitions of CAM, Permal and Royce. The value of the reporting unit is based in part, on projected consolidated net cash flows, including all cash flows of assets managed in our mutual funds, closed-end funds and other proprietary funds, in addition to separate account assets of our managers.

Significant assumptions used in assessing the implied fair value of the reporting unit under the discounted cash flow method are consistent with the methodology discussed above for indefinite-life intangible assets. Also, at the reporting unit level, future corporate costs are estimated and consolidated with the projected operating results of all our affiliates.

Actual cash flows in any one period may vary from the projected cash flows without resulting in an impairment charge because a variance in any one period must be considered in conjunction with other assumptions that impact projected cash flows. For the reporting unit discounted projected cash flow analysis, projected cash flows, on an aggregate basis across all asset classes, are assumed to have an average annual growth rate of approximately 8%.

Discount rates are based on appropriately weighted estimated costs of debt using a market participant perspective, also consistent with the methodology discussed above for indefinite-life intangible assets. For our impairment test during the quarter-ended December 31, 2012, the projected cash flows were discounted at 15.0% to determine their present value, reflecting the company/asset specific factors noted above.

We also perform a market-based valuation of our reporting unit value, which applies an average of EBITDA multiples paid in change of control transactions for peer companies to our EBITDA. The observed average EBITDA multiple utilized was 9.5x, from ten asset management transactions dated October 2009 through December 2012. The results of our two estimates of value for the reporting unit (the discounted cash flow and EBITDA multiple analyses) are compared and any significant difference is assessed to determine the reasonableness of each value and whether any adjustment to either result is warranted. Once the values are accepted, the appropriately weighted average of the two reporting unit valuations (the discounted cash flow and EBITDA multiple analyses) is used as the implied fair value of our Global Asset Management reporting unit, which at December 31, 2012, exceeds the carrying value by approximately $660 million. Considering the relative merits of the details involved in each valuation process, we used an equal weighting of the two values for the December 2012 testing.

We further assess the accuracy of the reporting unit value determined from these valuation methods by comparing their results to our market capitalization to determine an implied control premium. The reasonableness of this implied control premium is tested by comparing it to control premiums that have been paid in relevant actual change of control transactions, as further discussed below. This assessment provides evidence that our underlying assumptions in our analyses of our reporting unit fair value are reasonable.

In calculating our market capitalization for these purposes, market volatility can have a significant impact on our capitalization, and if appropriate, we may consider the average market prices of our stock for a period of up to two months before the test date to determine market capitalization. A control premium arises from the fact that in an acquisition, there is typically a premium paid over current market prices of publicly traded companies that relates to the ability to control the operations of an acquired company. Further, assessments of control premiums in the asset management industry are difficult because many acquisitions involve privately held companies, or involve only portions of a public company, such that no control premium can be calculated. Asset manager transactions are often valued on EBITDA multiples which, absent unusual circumstances, have generally been consistently priced in a range of 8x to 13x EBITDA over the past several years.

Recent market evidence regarding control premiums suggests values of 11% to 99% as realistic and common, and we believe such premiums to be a reasonable range of estimation for our equity value. Our market evidence is from a published source for the two years ended December 31, 2011 and includes 56 transactions from the banking and finance and brokerage and investment consulting industry groups with an average control premium value of 43%. As noted above, control premium values specific to public asset manager transactions are limited. However, since 2000, 17 public asset manager transactions available to us had control premium values ranging from 20% to 154%, and averaged 55%. We consider the specific circumstances of our company to determine whether there are specific differences for our situation that make these market control premiums not applicable. We also exclude from our consideration outlying values and transactions with known unique circumstances. Based on our analysis and consideration, we believe the implied control premium of 48% determined by our reporting unit value estimation at December 31, 2012, is reasonable in relation to the range of observed relevant market control premium values.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the three months ended December 31, 2012, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Item 4. Controls and Procedures
As of December 31, 2012, Legg Mason's management, including the Interim Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason's management, including its Interim Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective on a reasonable assurances basis.  There have been no changes in Legg Mason's internal controls over financial reporting that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1A. Risk Factors

The following is an update to the risk factors set forth in our Report on Form 10-K for the fiscal year ended March 31, 2012. The risk factors below have been updated to include activity for the nine months ended December 31, 2012.

We May Incur Charges Related to Leased Facilities
We continue to be exposed to the risk of incurring charges related to subleases or vacant space for several of our leased offices. As of December 31, 2012, our future commitments from third parties under non-cancellable subleases were approximately $156 million, which in total, net of reserves, effectively offsets obligations under our leases for the properties. As of December 31, 2012, we have entered into subleases for all office space we have vacated. As part of a real estate initiative, we are likely to abandon additional real estate during the quarter ending March 31, 2013, and/or pursue sub-tenants for that space. As a result, we expect to incur approximately $45 million to $55 million in accelerated pre-tax lease-related charges during that quarter. Under generally accepted accounting principles, at the time a sublease is entered into or space is deemed permanently abandoned, we must incur a charge equal to the present value of the amount by which the commitments under the lease exceeds the amount due, or amount expected to be received, under a sublease. As a result, in a period of declining commercial lease markets, we are exposed to the risk of incurring charges relating to any premises we are seeking to sublease resulting from longer periods to identify sub-tenants and reduced market rent rates leading to new sub-tenants paying less in rent than we are paying under our lease. Also, if a sub-tenant defaults on its sublease, we would likely incur a charge for the rent that we will incur during the period that we expect would be required to sublease the premises and any reduction in rent that current market rent rates lead us to expect a new sub-tenant will pay. This risk is underscored by the fact that one sub-tenant represents approximately half of the future sublease rent commitments described above. There can be no assurance that we will not recognize additional lease-related charges, which may be material to our results of operations.
Potential Impairment of Goodwill and Intangible Assets Could Increase our Expenses and Reduce our Assets
Determining goodwill and intangible assets, and evaluating them for impairment, requires significant management estimates and judgment, including estimating value and assessing life in connection with the allocation of purchase price in the acquisition creating them. Our goodwill and intangible assets may become impaired as a result of any number of factors, including losses of investment management contracts or declines in the value of managed assets. Any impairment of goodwill or intangibles could have a material adverse effect on our results of operations. For example, during the quarter ended December 31, 2012, we incurred aggregate impairment charges of $734 million ($508 million, net of taxes) primarily relating to domestic mutual fund contracts and Permal funds-of-hedge funds contracts.

The domestic mutual fund contracts asset acquired in the 2005 acquisition of the CAM business of $2,106 million and the Permal funds-of-hedge funds contracts asset of $626 million account for approximately 70% and 20%, respectively, of our indefinite-life intangible assets, while the goodwill in our reporting unit aggregates $1.2 billion.

The carrying values of domestic mutual fund contracts and Permal funds-of-hedge funds contracts assets have been recently written down to fair value, and any decreases in our cash flow projections or increases in the discount rates, resulting from actual results or changes in assumptions, resulting from market conditions, reduced assets under management, less favorable operating margins, lower yielding asset mixes, and other factors, may result in further impairments of these assets. The fair value of our reporting unit exceeded its carrying value by approximately $660 million at December 31, 2012. We now include all corporate consolidated assets and liabilities in our Global Asset Management Business reporting unit carrying and fair values. Likewise, all corporate costs are now included in our analyses of the reporting unit fair value. Similar to the intangible assets, changes in the assumptions underlying projected cash flows from the reporting unit or its EBITDA multiple, resulting from market conditions, reduced assets under management or other factors, could result in an impairment of goodwill.

There can be no assurances that continued market uncertainty or asset outflows, or other factors, will not produce an additional impairment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets out information regarding our purchases of Legg Mason common stock in each month during the quarter ended December 31, 2012:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares repurchased as part of publicly announced plans or programs(3)	Approximate dollar value that may yet be purchased under the plans or programs(3)
October 1, 2012 through October 31, 2012	—	$—	—	$910,000,008
November 1, 2012 through November 30, 2012	987,049	25.34	986,689	884,993,062
December 1, 2012 through December 31, 2012	1,800,009	25.88	1,796,347	838,502,766
Total	2,787,058	$25.69	2,783,036	$838,502,766

(1)	Includes shares of vesting restricted stock and restricted stock units surrendered to Legg Mason to satisfy related income tax withholding obligations of employees via net share transactions.

(2)	Amounts exclude fees.

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

101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter December 31, 2012, filed on February 6, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGG MASON, INC.

DATE: February 6, 2013                        /s/ Joseph A. Sullivan
Joseph A. Sullivan
Interim Chief Executive Officer

DATE: February 6, 2013                        /s/ Peter H. Nachtwey
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

101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter December 31, 2012, filed on February 6, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail