Form 10-K
period 2013-03-31
LEGG MASON, INC.
filed 2013-05-24
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended March 31, 2013
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
company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one)
Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒
As of September 30, 2012 the aggregate market value of the registrant's voting stock, consisting of the registrant's common stock, held by non-affiliates was $2,723,419,268.
As of May 21, 2013, the number of shares outstanding of the registrant's common stock was 125,269,631.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on July 23, 2013 are incorporated by reference into Part III of this Report.

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
Legg Mason, Inc. was incorporated in Maryland in 1981 to serve as a holding company for its various subsidiaries. The predecessor companies to Legg Mason trace back to Legg & Co., a Maryland-based broker-dealer formed in 1899. Our subsequent growth occurred primarily through internal expansion and the acquisition of asset management and broker-dealer firms. In December 2005, Legg Mason completed a transaction in which it sold its primary broker-dealer businesses to concentrate on the asset management industry.

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
Unless the context otherwise requires, all references in this Report to “we,” “us,” “our” and “Legg Mason” include Legg Mason, Inc. and its predecessors and subsidiaries, and the term “asset managers” refers to the asset management businesses operated by our subsidiaries. References to “fiscal year 2013” or other fiscal years refer to the 12-month period ended March 31st of the year specified.
Business Developments During the Fiscal Year Ended March 31, 2013
During fiscal year 2013, in addition to the normal course operation of our business, we changed our Chief Executive Officer ("CEO") and reorganized our executive management team to more closely align it with our key strategic priorities, adopted a capital management plan to restructure and reduce our debt and continue to manage our balance sheet to return capital to shareholders, completed the acquisition of a leading European based fund-of-hedge funds manager, and entered into a transaction to better align the interests of one of our affiliate managers with those of our shareholders by providing an equity interest in one of our asset managers to the management of that manager.

  On October 1, 2012, Mark R. Fetting stepped down as Chairman and CEO of Legg Mason, and the Board of Directors appointed Legg Mason executive Joseph A. Sullivan, formerly Head of Global Distribution, as interim CEO.  In February 2013, following a thorough process of evaluating numerous candidates, the Board named Mr. Sullivan as CEO.  In April 2013, Mr. Sullivan announced the reorganization of the executive team, including retaining an executive to serve as Chief Administrative Officer and establishing the new position of Head of Business and Product Development.  The goal of the reorganization was to align the executive team structure with three critical revenue generating strategic priorities while managing our corporate structure efficiently: expanding investment products organically and through acquisition;

working with our investment managers to support their businesses; and strengthening our global distribution in support of our investment products and strategies.

  In May 2012, we announced the adoption of a capital management plan. Under that plan, we restructured our outstanding corporate debt by repaying $1.25 billion in senior convertible notes that were scheduled to mature in 2015 and $250 million in outstanding borrowings under our revolving credit facility with a $500 million amortizing term loan maturing in five years, and $650 million in senior notes maturing in 2019.  This restructuring reduced our outstanding debt, and significantly improves our financial flexibility for the next several years. The capital management plan also provides for returning capital to shareholders by using up to 65% of our cash generated from operations to repurchase shares of our common stock. During fiscal year 2013, we repurchased 16.2 million shares of common stock for $426 million and paid $55 million in dividends (an increase of 27% in dividend payout over the previous year). In April 2013, our Board of Directors declared quarterly dividends which further increased our dividend rate by 18%.  Despite this return of capital to shareholders, we have maintained a strong balance sheet, with $933 million in cash and cash equivalents as of March 31, 2013.

   In fiscal year 2013, we also completed the acquisition of Fauchier Partners, a leading European-based manager of funds-of-hedge funds, and combined that business with our existing subsidiary, Permal Group.  We view the two businesses as highly complementary, and expect the transaction to significantly expand Permal's institutional business and add new product capabilities and distribution outlets for Permal products. In addition, to improve Permal's alignment with the interests of our shareholders and provide growth incentives, we agreed to provide an equity interest in the Permal Group to the management of that business. This transaction and other developments prompted us to reassess in December 2012 the value of our Intangible assets and Goodwill, which resulted in a write-down of $734 million of the intangible assets on our Consolidated Balance Sheet, to approximately $4.4 billion as of March 31, 2013.

   See “Item 8. Financial Statements and Supplementary Data” for the revenues, net income and assets of the company, which operates in a single reportable business segment. See Note 16 of Notes to Consolidated Financial Statements in Item 8 of this Report for our revenues generated in, and our long-lived assets (consisting of intangible assets and goodwill) located in, each of the principal geographic areas in which we conduct business. See Note 7 of Notes to Consolidated Financial Statements in Item 8 of this Report for our deferred tax assets in the U.S. and in all other countries, in aggregate.

Business Overview
Acting through our subsidiaries, we provide investment management and related services to institutional and individual clients, company-sponsored investment funds and retail separately managed account programs. Operating from asset management offices located in the United States, the United Kingdom and a number of other countries worldwide, our businesses provide a broad array of investment management products and services. We offer these products and services directly and through various financial intermediaries. Our investment advisory services include discretionary and non-discretionary management of separate investment accounts in numerous investment styles for institutional and individual investors. Our investment products include proprietary mutual funds ranging from money market and other liquidity products to fixed income and equity funds managed in a wide variety of investment styles. We also offer other domestic and offshore funds to both retail and institutional investors and funds-of-hedge funds.

Our subsidiary asset managers primarily earn revenues by charging fees for managing the investment assets of clients. Fees are typically calculated as a percentage of the value of assets under management and vary with the type of account managed, the amount of assets in the account, the asset manager and the type of client. Accordingly, the fee income of each of our asset managers will typically increase or decrease as its average assets under management increases or decreases. We may also earn performance fees from certain accounts if the investment performance of the assets in the account meets or exceeds a specified benchmark during a measurement period. For the fiscal years ended March 31, 2013, 2012 and 2011, of our $2.6 billion, $2.7 billion and $2.8 billion in total revenues, $98.6 million, $49.5 million and $96.7 million, respectively, represented performance fees. As of March 31, 2013, approximately 6% of our total assets under management were in accounts that were eligible to pay performance fees. Increases in assets under management generally result from inflows of additional assets from new and existing clients and from appreciation in the value of client assets (including investment income earned on client assets). Conversely, decreases in assets under management generally result from client redemptions and depreciation in the value of client assets. Our assets under management may also increase as a result of business acquisitions, or decrease as a result of dispositions.

As of March 31 of each of the last three fiscal years, we had the following aggregate assets under management (in billions, except percents):

	Assets Under Management	Equity Assets	% of Total in Equity Assets	Fixed Income Assets	% of Total in Fixed Income Assets	Liquidity Assets	% of Total in Liquidity Assets
2013	$664.6	$161.8	24%	$365.1	55%	$137.7	21%
2012	643.3	163.4	26	356.1	55	123.8	19
2011	677.6	189.6	28	356.6	53	131.4	19
From time to time, our reported equity or fixed income assets under management may exclude assets that we are retained to manage on a short-term or temporary basis.
We believe that market conditions and our investment performance are critical elements in our attempts to grow our assets under management and business. When securities markets are increasing, our assets under management will tend to increase because of market growth, resulting in additional asset management revenues. Similarly, if we can produce positive investment results, our assets under management will tend to increase as a result of the investment performance. In addition, favorable market conditions or strong relative investment performance can result in increased inflows in assets from existing and new clients. Conversely, in periods when securities markets are weak or declining, or when we have produced poor investment performance, absolute or relative to benchmarks or peers, it is likely to be more difficult to grow our assets under management and business and, in such periods, our assets under management and business are likely to decline.
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
We conduct our business primarily through 12 asset managers. Our asset managers are individual businesses, each of which generally focuses on a portion of the asset management industry in terms of the types of assets managed (primarily equity or fixed income), the types of products and services offered, the investment styles utilized, the distribution channels used, and the types and geographic locations of its clients. Each asset manager is housed in one or more different subsidiaries, all of the voting equity of which is directly or indirectly owned by Legg Mason. Each of our asset managers is generally operated as a separate business, in many cases with certain distribution functions being provided by the parent company and other affiliates, that typically markets its products and services under its own brand name. Consistent with this approach, we have in place revenue sharing agreements with certain of our asset managers: Batterymarch Financial Management, Brandywine Global Asset Management, Legg Mason Capital Management, Permal Group, Private Capital Management, Royce & Associates and Western Asset Management Company, and/or certain of their key officers. Pursuant to these revenue sharing agreements, a specified percentage of the asset manager's revenues, net of certain third party distribution expenses, is required to be distributed to us and the balance of the revenues (or net revenues) is retained to pay operating expenses, including salaries and bonuses, but excluding certain expenses such as amortization of acquired intangible assets and excluding income taxes. Specific compensation allocations are determined by the asset manager's management, subject to corporate management approval in certain cases. Although, without renegotiation, the revenue sharing agreements impede our ability to increase our profit margins of these businesses, we believe the agreements are important because they help us retain and attract talented employees and provide management of the businesses with incentives to (i) grow the asset managers' revenues, since management is able to participate in the revenue growth through the portion that is retained; and (ii) control operating expenses, which will increase the portion of the revenues retained that is available to fund growth initiatives and for incentive compensation.
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
Western Asset Management Company is a leading global fixed income asset manager for institutional clients. Headquartered in Pasadena, California, Western Asset's operations include investment operations in New York City, the United Kingdom, Japan, Brazil, Australia and Singapore. Western Asset offers a broad range of products spanning the yield curve and encompassing the world's major bond markets, including a suite of limited duration and core products, emerging market and high yield portfolios, municipal portfolios and a variety of sector-oriented and global products. Among the services Western Asset provides are management of separate accounts and management of mutual funds, closed-end funds, international funds and other structured investment products. As of March 31, 2013, Western Asset managed assets with a value of $458.9 billion.
ClearBridge Investments is an equity asset management firm based in New York City that also has an office in San Francisco, California. ClearBridge Investments provides asset management services to 28 of the equity funds (including balanced funds and closed-end funds) in the Legg Mason Funds, to retail separately managed account programs, to certain of our international funds and, primarily through separate accounts, to institutional clients. ClearBridge also sub-advises domestic mutual funds that are sponsored by third parties. ClearBridge offers a diverse array of investment styles and disciplines, designed to address a range of investment objectives. Significant ClearBridge investment styles include large-cap growth and core equity management. In managing assets, ClearBridge generally utilizes a bottom-up, research intensive, fundamental approach to security selection that seeks to identify companies with the potential to provide solid economic returns relative to their risk-adjusted valuations. As of March 31, 2013, ClearBridge managed assets with a value of $65.9 billion.

Brandywine Global Investment Management manages fixed income, including global and international fixed income, and equity portfolios for institutional and, through wrap accounts, high net worth individual clients. Brandywine, based in Philadelphia, Pennsylvania, pursues a value investing approach in its management of both equity and fixed income assets. As of March 31, 2013, Brandywine managed assets with a value of $46.0 billion.
Royce & Associates is the investment advisor to all of The Royce Funds and to certain of our international funds. In addition, Royce & Associates manages other pooled and separate accounts, primarily institutional. Headquartered in New York City, Royce & Associates generally invests in smaller company stocks, using a value approach. Royce & Associates' stock selection process generally seeks to identify companies with strong balance sheets and the ability to generate free cash flow. Royce & Associates pursues securities that are priced below its estimate of the company's current worth. As of March 31, 2013, Royce & Associates managed assets with a value of $37.4 billion.
Permal Group, Ltd. is a leading global funds-of-hedge funds management firm. With its headquarters in London and other offices in New York City, Boston, Dubai, Paris, Tokyo, Hong Kong, Shanghai, Singapore and Nassau, Permal manages products which include both directional and absolute return strategies, and are available through multi-manager and single manager funds, separately managed accounts and structured products sponsored by several large financial institutions. Permal selects from among thousands of investment managers and investment firms in designing portfolios that are intended to meet a wide variety of specific investment objectives, including global, regional, class and sector specific offerings. In managing its directional offerings, Permal's objective is to participate significantly in strong markets, preserve capital in down or volatile markets and outperform market indices over a full market cycle with reduced risk and volatility. In managing its absolute return strategies, Permal seeks to achieve positive investment returns in all market conditions with low correlation to the overall equity markets. During fiscal year 2013, we acquired the Fauchier Partners business, which is being combined with the business of Permal. As of March 31, 2013, Permal managed assets with a value of $21.3 billion.

Batterymarch Financial Management manages U.S., international and emerging markets equity portfolios for institutional clients. Based in Boston, Massachusetts, Batterymarch primarily uses a quantitative approach to asset management. The firm's investment process for U.S. and international portfolios, other than emerging market portfolios, is designed to enhance the fundamental investment disciplines by using quantitative tools to process fundamental data. As of March 31, 2013, Batterymarch managed assets with a value of $12.7 billion.

Legg Mason Investment Counsel & Trust Company, National Association is a national banking association with authority to exercise trust powers. Headquartered in Baltimore, Maryland, Legg Mason Investment Counsel & Trust Company provides services as a trustee for trusts established by our individual and employee benefit plan clients and manages fixed income and equity assets. Legg Mason Investment Counsel, LLC, a subsidiary of Legg Mason Investment Counsel & Trust Company, manages equity, fixed income and balanced portfolios for high net worth individual and institutional clients and several of our proprietary mutual funds. Legg Mason Investment Counsel is headquartered in Baltimore, Maryland, and operates out of offices in New York City, Cincinnati, Philadelphia, Easton, Maryland, and Bryn Mawr, Pennsylvania. As of March 31, 2013, Legg Mason Investment Counsel & Trust Company, including its subsidiary, managed assets with a value of $8.6 billion.
Legg Mason Capital Management is an equity asset management business based in Baltimore, Maryland, that manages both institutional separate accounts and mutual funds. Legg Mason Capital Management manages four Legg Mason Funds, and also sub-advises the mutual fund managed by the joint venture described below and investment products sponsored by our other subsidiaries, including certain of our international funds. Applying the principles of value investing, Legg Mason Capital Management's investment process uses a variety of techniques to develop an estimate of the worth of a business over the long term. The objective is to identify companies where the intrinsic value of the business is significantly higher than the current market value. As of March 31, 2013, Legg Mason Capital Management managed assets with a value of $5.7 billion. We are currently in the process of combining the business operations of Legg Mason Capital Management with those of ClearBridge Investments.
Legg Mason Australian Equities is an Australian asset management business that offers Australian equity products, Australian property trusts and asset allocation products. Based in Melbourne, the firm follows a fundamental, intrinsic value approach to portfolio management and its guiding philosophy is a belief that in-depth research can generate superior long-term investment performance. As of March 31, 2013, Legg Mason Australian Equities managed assets with a value of $2.3 billion.
We and one of our employees each own 50% of a consolidated joint venture subsidiary that serves as investment manager of one equity fund, Legg Mason Opportunity Trust, within the Legg Mason Funds family. We include all of the assets managed by this joint venture, $1.3 billion at March 31, 2013, in our assets under management.
Esemplia Emerging Markets is an emerging markets equities investment manager. Headquartered in London and with an office in Hong Kong, Esemplia offers a range of portfolio management strategies, including core long-only and alpha-extension portfolios, to institutional investors around the world, including pension funds and sovereign wealth funds. Esemplia has a disciplined, systematic and fundamental-based investment process with an integrated, top-down (via country strategy) and bottom-up (via stock and sector) equity security selection process. As of March 31, 2013, Esemplia managed assets with a value of $1.2 billion.

Private Capital Management manages equity assets for high net worth individuals and families, institutions, endowments and foundations in separate accounts and through limited partnerships. Based in Naples, Florida, Private Capital Management's value-focused investment philosophy leads to an effort to build an all-cap portfolio consisting primarily of securities of mid-cap companies that possess several basic elements, including significant free cash flow, a substantial resource base and a management team with the ability to correct problems. As of March 31, 2013, Private Capital Management managed assets with a value of $1.2 billion.

Legg Mason Poland engages in portfolio management, servicing and distribution of both separate account management services and local funds in Poland. Based in Warsaw, the firm provides portfolio management services primarily for equity assets to institutions, including corporate pension plans and insurance companies, and, through funds distributed through banks and insurance companies and individual investors. As of March 31, 2013, Legg Mason Poland managed assets with a value of $1.0 billion.

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
The Legg Mason Funds consist of 110 mutual funds and 26 closed-end funds in the United States, all of which are sub-advised by our subsidiary asset managers. The mutual funds and closed-end funds within the Legg Mason Funds include 66 equity funds (including balanced funds) that invest in a wide spectrum of equity securities utilizing numerous investment styles, including large- and mid-cap growth funds and international funds. The fixed income and liquidity mutual funds and closed-end funds within the Legg Mason Funds include 70 funds that offer a similarly wide variety of investment strategies and objectives, including income funds, investment grade funds and municipal securities funds. Many of our asset managers provide investment advisory services to the Legg Mason Funds. As of March 31, 2013 and 2012, the Legg Mason Funds included $114.1 billion and $114.7 billion in assets, respectively, in their mutual funds and closed-end funds, of which approximately 35% and 30%, respectively, were equity assets, approximately 28% and 24%, respectively, were fixed income assets and approximately 37% and 46%, respectively, were liquidity assets.

The Royce Funds consist of 31 mutual funds and three closed-end funds, most of which invest primarily in smaller-cap company stocks using a value approach. The funds differ in their approach to investing in smaller or micro-cap companies and the universe of securities from which they can select. As of March 31, 2013 and 2012, The Royce Funds included $34.9 billion and $37.3 billion in assets, respectively, substantially all of which were equity assets. The Royce Funds are distributed through non-affiliated fund supermarkets, our centralized funds distribution operations, non-affiliated wrap programs, and direct distribution. In addition, two of the portfolios in The Royce Funds are distributed only through insurance companies.
Our mutual funds business also includes the Western Asset Funds, a proprietary family of nine mutual funds and two closed-end funds. The mutual funds are marketed primarily to institutional investors and retirement plans through our institutional funds marketing group. Western Asset Management Company manages these funds using a team approach under the supervision of Western Asset's investment committee. The funds primarily invest in fixed income securities. As of March 31, 2013 and 2012, the Western Asset Funds included $16.4 billion and $15.5 billion in assets, respectively.
International Funds

Outside the United States, we manage, support and distribute numerous proprietary funds across a wide array of global fixed income, liquidity and equity investment strategies. Our international funds include a broad range of cross border funds that are domiciled in Ireland and Luxembourg and are sold in a number of countries across Asia, Europe and Latin America. Our international funds also include local fund ranges that are available for distribution in the United Kingdom, Australia, Japan, Singapore, Poland, Hong Kong and Canada. Our international funds are distributed and serviced by Legg Mason's global distribution group, as discussed below. Our international funds include equity, fixed income, liquidity and balanced funds that are primarily managed or sub-advised by Batterymarch Financial Management, Brandywine Global, ClearBridge, Esemplia, Legg Mason Capital Management, Private Capital Management, Royce & Associates, Western Asset Management and our global asset allocation team. In aggregate, we sponsor and manage more than 230 of these international funds, which as of March 31, 2013 and 2012, had an aggregate of approximately $123.1 billion and $104.5 billion in assets, respectively. The information in this paragraph does not include the funds-of-hedge funds managed by Permal, or the Brazil-domiciled funds managed by Western Asset Management.
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
U.S. Distribution
The U.S.-based operations of our global distribution group support and distribute the Legg Mason Funds, The Royce Funds and the Western Asset Funds, and include our mutual fund wholesalers and our institutional funds marketing group. Our mutual fund wholesalers distribute the Legg Mason Funds through a number of third-party distributors. Historically, many of the Legg Mason Funds were principally sold through the retail brokerage business of Citigroup. While we have worked to diversify our distribution network, the retail business created by the combination of Morgan Stanley's brokerage unit and Citigroup's Smith Barney unit into Morgan Stanley Wealth Management remains the primary intermediary selling the Legg Mason Funds. We are not able to predict the long-term effect of the Morgan Stanley Wealth Management business on our ability to continue to successfully distribute our funds through it, or the costs of doing so. We have, however, experienced a reduction in our liquidity assets under management as a result of Morgan Stanley Wealth Management amending certain historic brokerage programs that had provided assets under management to liquidity funds our asset managers manage. Our institutional funds marketing group distributes institutional share classes of the Legg Mason Funds and the Western Asset Funds to institutional clients and also distributes variable annuity sub-advisory services provided by our asset managers to insurance companies. Our institutional liquidity funds are primarily distributed by Western Asset's distributors. In addition to our centralized funds distribution group, Royce & Associates' distributors also distribute The Royce Funds.

In addition to distributing funds, the wholesalers in our global distribution operations also support our retail separately managed account program services. These services are provided through programs sponsored by Morgan Stanley Wealth Management's retail business, as well as other financial institutions.
Outside of our global distribution group, each of our United States asset managers has its own marketing group that distributes its separate account management services to institutions or high net worth individuals and families. The institutional marketing groups distribute asset management services to potential clients, both directly and through consultants. Consultants play a large role in the institutional asset management business by helping clients select and retain asset managers. Institutional asset management clients and their consultants tend to be highly sophisticated and investment performance-driven. The high net worth individual marketing groups distribute asset management services for high net worth families and individuals both directly to clients and indirectly through financial intermediaries.

International Distribution
The international distributors within our global distribution group offer our investment management services to individual and institutional investors across Asia, Europe and the Americas. These distributors operate out of distribution offices in 16 cities in 14 countries and are the sole distributors of our cross border funds globally and our international local funds in their respective countries. The goal of our international distributors is to be a global partner for firms that utilize or distribute asset management products around the world, but also to be viewed as a local partner through an understanding of the nuances and needs of each local market that they cover. These distributors seek to develop deep distribution relationships with retail banks, private banks, asset managers, fund platforms, pension plans and insurance plans. Our international distribution offices also work with our asset managers on a case-by-case basis to take advantage of preferences for local distributors or to meet regulatory requirements in distributing products and services into their local markets.
Legg Mason Investments is the largest business component within our international distribution group. It is responsible for the distribution and servicing of cross border and local fund ranges across Europe, the Americas and Asia. Legg Mason Investments has offices in locations including London, Paris, Milan, Geneva, Frankfurt, Madrid, Singapore, Hong Kong, Taipei, Miami, Santiago and New York. Our distribution efforts are not limited to the locations where we have offices, as Legg Mason Investments distributes cross border funds in more than 30 countries around the world. This global presence provides Legg Mason Investments with the capabilities to provide a platform of sales, service, marketing and products that can cater to the different distribution dynamics in each of the three regions that it covers. Client coverage is local, coordinated across regions, and encompasses multiple distribution channels including broker-dealers, funds-of-funds, asset managers, independent financial advisers, banks, fund platforms, insurance companies and other distribution partners. The extent to which each channel takes precedence in any one market is governed by local market dynamics.
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
Esemplia, Legg Mason Australian Equities and Legg Mason Poland cooperate from time to time on certain marketing and other similar activities as the Legg Mason Global Equities Group.
Permal's products and services are sold outside the United States to non-U.S. high net worth investors through a network of financial intermediaries by Permal's distribution operations. Permal's relationships with its financial intermediaries have resulted in wide international distribution of Permal's products and services. In addition, Permal distributes its products and services to U.S. and international institutions through Permal's internal distribution teams.
Employees
At March 31, 2013, 2012 and 2011, we had 2,975, 2,979 and 3,395 employees, respectively. None of our employees is covered by a collective bargaining agreement. We consider our relations with our employees to be satisfactory. However, competition for experienced asset management personnel is intense and from time to time we may experience a loss of valuable personnel. We recognize the importance to our business of hiring, training and retaining skilled professionals.
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
Regulation
The asset management industry in the United States is subject to extensive regulation under both federal and state securities and other laws. The SEC is the federal agency charged with administration of the federal securities laws. Our distribution activities also may be subject to regulation by federal agencies, self-regulatory organizations and state securities commissions in those states in which we conduct business. In addition, asset management firms are subject to regulation by various foreign governments, securities exchanges, central banks and regulatory bodies, particularly in those countries where they have established offices. Due to the extensive laws and regulations to which we are subject, we must devote substantial time, expense and effort to remaining current on, and addressing, legal and regulatory compliance matters. Moreover, regulatory changes in one jurisdiction increasingly affect our business operations in other jurisdictions.

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

Net Capital Requirements
We have three small, non-clearing broker-dealer subsidiaries that primarily distribute our funds and other asset management products. These broker-dealer subsidiaries are subject to net capital rules that mandate that they maintain certain levels of capital. In addition, certain of our subsidiaries that operate outside the United States are subject to net capital or liquidity requirements in the jurisdictions in which they operate. For example, in addition to requirements in other jurisdictions, our United Kingdom-based subsidiaries and our Singapore-based subsidiaries are subject to the net capital requirements of the Financial Conduct Authority and the Monetary Authority of Singapore, respectively.

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
In addition, in the ordinary course of our business we may reduce or waive investment management fees, or limit total expenses, on certain products or services for particular time periods to manage fund expenses, or for other reasons, and to help retain or increase managed assets. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced. During certain times over the last six fiscal years, several of our key equity and fixed income asset managers generated poor investment performance, on a relative basis or an absolute basis, in certain products or accounts that they managed. These investment performance issues contributed to a significant reduction in their assets under management and revenues and a reduction in performance fees. Although our overall investment performance has improved over the last three fiscal years, we still face performance issues with a number of our products, and there is typically a lag before improvements in investment performance produce a positive effect on asset flows. There can be no assurances as to when investment performance issues will cease to influence our assets under management and revenues.
Assets Under Management May Be Withdrawn, Which May Reduce our Revenues and Net Income
Our investment advisory and administrative contracts are generally terminable at will or upon relatively short notice, and investors in the mutual funds that we manage may redeem their investments in the funds at any time without prior notice. Institutional and individual clients can terminate their relationships with us, reduce the aggregate amount of assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, changes in investment preferences of clients, changes in our reputation in the marketplace, changes in management or control of clients or third-party distributors with whom we have relationships, loss of key investment management or other personnel and financial market performance. This risk is underscored by the fact that we have two international clients that represent approximately 11.7% (primarily liquidity assets) and 2.7%, respectively, of our total assets under management that generate approximately 2.5% and less than 0.1%, respectively, of our operating revenues. In addition, in a declining securities market, the pace of mutual fund redemptions and withdrawal of assets from other accounts could accelerate. Poor investment performance generally or relative to other investment management firms tends to result in decreased purchases of fund shares, increased redemptions of fund shares, and the loss of institutional or individual accounts. Due in part to investment performance issues, we have experienced net outflows of equity and fixed income assets under management for the last seven and six fiscal years, respectively. While the rate of outflows decreased in fiscal year 2013, there can be no assurances as to when, or if, the flows will reverse. During fiscal years 2013 and 2012 we had $11.7 billion and $27.5 billion, respectively, in aggregate net client outflows. The fiscal year 2013 outflows included $20.4 billion in equity asset outflows and $11.0 in fixed income asset outflows, which were partially offset by $19.7 billion in liquidity asset inflows.

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
Our assets under management can generate very different revenues per dollar of managed assets based on factors such as the type of asset managed (equity assets generally produce greater revenues than fixed income assets), the type of client (institutional clients generally pay lower fees than other clients), the type of asset management product or service provided and the fee schedule of the asset manager providing the service. A shift in the mix of our assets under management from higher revenue-generating assets to lower revenue-generating assets may result in a decrease in our revenues even if our aggregate level of assets under management remains unchanged or increases. A decrease in our revenues, without a commensurate reduction in expenses, will reduce our net income. We experienced such a shift in the mix of our assets under management during fiscal year 2013, during which our equity assets under management decreased from $163.4 billion (26% of our total assets under management) on March 31, 2012 to $161.8 billion (24% of our total assets under management) on March 31, 2013. There can be no assurances that this shift will not continue or reverse.
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
In addition, as of March 31, 2013, a substantial portion of our assets was invested in securities and other seed capital investments. A decline in the value of equity, fixed income or other alternative securities could lower the value of these investments and result in declines in our non-operating income and net income. Increases or decreases in the value of these investments could increase the volatility of our earnings.
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
The current historically low interest rate environment affects the yields of money market funds, which are based on the income from the underlying securities less the operating costs of the funds. With short-term interest rates at or near zero, the operating expenses of money market funds may become greater than the income from the underlying securities. We are monitoring the industry wide low yields of money market funds, which may result in negative yields, particularly in Europe, which could have a significant adverse effect on the industry in general and our liquidity business in particular. During the past three fiscal years, we voluntarily waived certain fees or assumed expenses of money market funds for competitive reasons, such as to maintain positive yields. These fee waivers resulted in $100 million in reduced investment advisory revenues in fiscal year 2013, and have continued into the present fiscal year.
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

The asset management industry has experienced from time to time the entry of many new firms, as well as significant consolidation as numerous asset management firms have either been acquired by other financial services firms or ceased operations. In many cases, this has resulted in firms with greater financial resources than we have. In addition, a number of heavily capitalized companies, including commercial banks and foreign entities have made investments in and acquired asset management firms. Access to mutual fund distribution channels has also become increasingly competitive. All of these factors could make it more difficult for us to compete, and no assurance can be given that we will be successful in competing and growing our assets under management and business. If clients and potential clients decide to use the services of competitors, it could reduce our revenues and growth rate, and if our revenues decrease without a commensurate reduction in our expenses, our net income will be reduced. In this regard, there are a number of asset classes and product types that are not well covered by our current products and services. When these asset classes or products are in favor with investors, we will miss the opportunity to gain the assets under management that are being invested in these assets and face the risk of our managed assets being withdrawn in favor of competitors who provide services covering these classes or products. For example, to the extent there is a trend in the asset management business in favor of passive products such as index and exchange- traded funds, it favors our competitors who provide those products over active managers like our asset managers. In addition, our asset managers are not typically the lowest cost provider of asset management services. To the extent that we compete on the basis of price in any of our businesses, we may not be able to maintain our current fee structure in that business, which could adversely affect our revenues and net income. In the retail separately managed account program business, there has been a trend toward more open programs that involve more asset managers who provide only investment models which the financial institution sponsor's employees use to allocate assets. A number of the programs for which we provide services have followed this trend, and additional programs could do so in the future. This trend could result in assets under management retention issues due to additional competition within the programs, particularly for products with performance issues, and reduced management fees, which are typical results of providing investment models rather than advisory services.
Our business is asset management. As a result, we may be more affected by trends and issues affecting the asset management industry, such as industry-wide regulatory issues and inquiries, publicity about, and public perceptions of the industry and asset management industry market cycles, than other financial services companies that have more diversified businesses.
We May Support Money Market Funds to Maintain Their Stable Net Asset Values, or Other Products we Manage, Which Could Affect our Revenues or Operating Results
Approximately 21% of our assets under management as of March 31, 2013, consisted of assets in money market funds. Money market funds seek to preserve a stable net asset value. The money market funds our asset managers manage have always maintained this stable net asset value. However, there is no guarantee that this stable net asset value will be achieved in the future. Market conditions could lead to severe liquidity or security pricing issues, which could impact their net asset values. If the net asset value of a money market fund managed by our asset managers were to fall below its stable net asset value, we would likely experience significant redemptions in assets under management and reputational harm, which could have a material adverse effect on our revenues or net income.
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
Performance-Based Fee Arrangements May Increase the Volatility of our Revenues
A portion of our total revenues is derived from performance fees. Our asset managers earn performance fees under certain client agreements if the investment performance in the portfolio meets or exceeds a specified benchmark. If the investment performance does not meet or exceed the investment return benchmark for a particular period, the asset manager will not generate a performance fee for that period and, if the benchmark is based on cumulative returns, the asset manager's ability to earn performance fees in future periods may be impaired. As of March 31, 2013, approximately 6% of our assets under management were in accounts or products that are eligible to earn performance fees. We earned $98.6 million, $49.5 million and $96.7 million in performance fees during fiscal 2013, 2012 and 2011, respectively. An increase in performance fees, or in performance-based fee arrangements with our clients, could create greater fluctuations in our revenues.

We Rely Significantly on Third Parties to Distribute Mutual Funds and Certain Other Products
Our ability to market and distribute mutual funds and certain other investment products that we manage is significantly dependent on access to third-party financial intermediaries that distribute these products. These distributors are generally not contractually required to distribute our products, and typically offer their clients various investment products and services, including proprietary products and services, in addition to and in competition with our products and services. Relying on third-party distributors also exposes us to the risk of increasing costs of distribution, as we compensate them for selling our products and services in amounts that are agreed between them and us but which, in many cases, are largely determined by the distributor. There has been a recent trend of increasing fees paid to certain distributors in the asset management business, and our distribution costs have increased as a result. Many of the funds we manage were historically primarily distributed through Citigroup's retail brokerage business. While we have strived to diversify our distribution network, the retail business created by the combination of Morgan Stanley's brokerage unit and Citigroup's Smith Barney brokerage unit into Morgan Stanley Wealth Management (formerly Morgan Stanley Smith Barney) remains the primary intermediary selling our funds. While the third-party distributors are compensated for distributing our products and services, there can be no assurances that we will be successful in distributing our products and services through them. In addition, mergers and other corporate transactions among distributors may affect our distribution relationships. For example, we are not able to predict the long-term effect of the Morgan Stanley Wealth Management business on our ability to continue to successfully distribute our funds and other products through it, or the costs of doing so. If we are unable to distribute our products and services successfully, it will adversely affect our revenues and net income, and any increase in distribution-related expenses could adversely affect our net income.

Our Funds-of-Hedge Funds Business Entails a Number of Additional Risks
Permal operates in the international funds-of-hedge funds business. The funds-of-hedge funds business typically involves clients being charged fees on two levels - at the funds-of-funds level and at the underlying funds level. These fees may include management fees and performance fees. While we are not currently aware of any issues in this area, there is no assurance that Permal will not be forced to change its fee structures by competitive or other pressures or that Permal's fee structures will not hamper its growth. Furthermore, Permal, consistent with other funds-of-hedge funds managers, has experienced a trend in recent years of outflows in business from retail high net worth clients and inflows from institutional clients. There can be no assurance that Permal will be able to continue its transition into the institutional business, or that this transition will not affect the revenues or profits of Permal. In addition, Permal may generate significant performance fees from time to time, which could increase the volatility of our revenues. See “ - Performance-Based Fee Arrangements May Increase the Volatility of our Revenues.” Because Permal operates in the funds-of-hedge funds business globally, it is exposed to a number of regulatory authorities and requirements in different jurisdictions.

Risks Related to our Company
Our Leverage May Affect our Business and May Restrict our Operating Results
At March 31, 2013, on a consolidated basis, we had approximately $1.1 billion in total indebtedness, excluding debt of consolidated investment vehicles for which we are not responsible, and total stockholders' equity of $4.8 billion, and our goodwill and other intangible assets were $1.3 billion and $3.2 billion, respectively. As of March 31, 2013, we had $500 million of additional borrowing capacity available under our various credit agreements, subject to certain conditions and compliance with the covenants in our outstanding indebtedness. As a result of this substantial indebtedness, we are required to use a significant portion of our cash flow to service principal and interest on our debt, which will limit the cash flow available for other business opportunities. In addition, these servicing obligations would increase in the future if we incur additional indebtedness.
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
As of March 31, 2013, under the terms of our bank credit agreement our ratio of net debt to Consolidated EBITDA was 1.4 to 1 and our ratio of Consolidated EBITDA to interest expense was 11.6 to 1, and, therefore, Legg Mason was in compliance with its bank financial covenants. If our net income significantly declines for any reason, it may be difficult to remain in compliance with these covenants. Similarly, to the extent that we spend our available cash for purposes other than repaying debt or acquiring businesses that increase our EBITDA, we will increase our net debt to Consolidated EBITDA ratio. Although there are actions that we may take if our financial covenant compliance becomes an issue, there can be no assurance that Legg Mason will remain in compliance with its bank debt covenants.
In addition, the terms of the $650 million senior notes that we issued in May 2012 provide limitations on our ability to sell, and the use of proceeds from any sale of, certain significant subsidiaries.
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
If our Reputation is Harmed, we Could Suffer Losses in our Business, Revenues and Net Income
Our business depends on earning and maintaining the trust and confidence of clients and other market participants, and the resulting good reputation is critical to our business. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries, employee misconduct and rumors, among other things, can substantially damage our reputation, even if they are baseless or satisfactorily addressed. Regulatory sanctions or adverse litigation results can also cause substantial damage to our reputation. Any damage to our reputation could impede our ability to attract and retain clients and key personnel, and lead to a reduction in the amount of our assets under management, any of which could have a material adverse effect on our revenues and net income.
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
Loss of Key Personnel Could Harm our Business
We are dependent on the continued services of a number of our key asset management personnel and our management team, including our Chief Executive Officer. The loss of any of such personnel without adequate replacement could have a material adverse effect on us. Moreover, since certain of our asset managers contribute significantly to our revenues and net income, the loss of even a small number of key personnel at these businesses could have a disproportionate impact on our overall business. Additionally, we need qualified managers and skilled employees with asset management experience in order to operate our business successfully. The market for experienced asset management professionals is extremely competitive and is increasingly characterized by the movement of employees among different firms. Due to the competitive market for asset management professionals and the success of some of our employees, our costs to attract and retain key employees are significant and will likely increase over time. From time to time, we may work with key employees to revise revenue sharing agreements and other employment-related terms to reflect current circumstances, including in situations where a revenue sharing agreement may result in insufficient revenues being retained by the subsidiary. In addition, since the investment track record of many of our products and services is often attributed to a small number of individual employees, and sometimes one person, the departure of one or more of these employees could cause the business to lose client accounts or managed assets, which could have a material adverse effect on our results of operations and financial condition. If we are unable to attract and retain qualified individuals or our costs to do so increase significantly, our operations and financial results would be materially adversely affected.

Our Business is Subject to Numerous Operational Risks
We face numerous operational risks related to our business on a day-to-day basis. Among other things, we must be able to consistently and reliably obtain securities pricing information, process trading activity, process client and investor transactions and provide reports and other customer service to our clients, investors and distributors. Failure to keep current and accurate books and records can render us subject to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our clients. If any of our financial, portfolio accounting or other data processing systems, or the systems of third parties on whom we rely, do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people or systems, or those of third parties on whom we rely, we could suffer an impairment to our liquidity, a financial loss, a disruption of our businesses, liability to clients, regulatory problems or damage to our reputation. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more offices (as occurred with one of our New York City offices when the office building in which it was located was flooded by Hurricane Sandy in October 2012). In addition, our operations are dependent upon information from, and communications with, third parties, and operational problems at third parties may adversely affect our ability to carry on our business.
Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems, networks and mobile devices and on the computer systems, networks and mobile devices of third parties on whom we rely. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software, networks and mobile devices, and those of third parties on whom we rely, may be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that have a security impact. If one or more of such events occur, it potentially could jeopardize our or our clients', employees' or counterparties' confidential and other information processed and stored in, and transmitted through, our or third party computer systems, networks and mobile devices, or otherwise cause interruptions or malfunctions in our, our clients', our counterparties' or third parties' operations. We may be required to spend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against fully or not fully covered through any insurance that we maintain.
We depend on our headquarters, the offices of our subsidiaries, our operations centers and third-party providers for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our asset managers, or an event disrupting the ability of our employees to perform their job functions, including terrorist attacks or a disruption involving electrical communications, transportation or other services used by us or third parties with whom we conduct business, directly affecting our headquarters, the offices of our subsidiaries, our operations centers or the travel of our sales, client service and other personnel, may have a material adverse impact on our ability to continue to operate our business without interruption. Although we have disaster recovery programs in place, there can be no assurance that these will be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses.
We May Incur Charges Related to Leased Facilities

We continue to be exposed to the risk of incurring charges related to subleases or vacant space for several of our leased offices. As of March 31, 2013, our future commitments from third parties under non-cancellable subleases were approximately $152 million, which in total, net of reserves, effectively offsets obligations under our leases for the properties. As part of an evaluation of our real estate needs, we abandoned certain leased real estate during fiscal year 2013, and are pursuing sub-tenants for that space. As of March 31, 2013, our total future lease commitments for office space that we vacated and are seeking to sublease was approximately $76 million, of which we reserved approximately $29 million through lease charges to our earnings during the fiscal year ended March 31, 2013. Under generally accepted accounting principles, at the time a sublease is entered into or space is deemed permanently abandoned, we must incur a charge equal to the present value of the amount by which the commitments under the lease exceeds the amount due, or amount expected to be received, under a sublease. As a result, in a period of declining commercial lease markets, we are exposed to the risk of incurring charges relating to any premises we are seeking to sublease resulting from longer periods to identify sub-tenants and reduced market rent rates leading to new sub-tenants paying less in rent than we are paying under our lease. Also, if a sub-tenant defaults on its sublease, we would likely incur a charge for the rent that we will incur during the period that we expect would be required to sublease the premises and any reduction in rent that current market rent rates lead us to expect a new sub-tenant will pay. This risk is underscored by the fact that one sub-tenant represents approximately half of the future sublease rent commitments described above. There can be no assurance that we will not recognize additional lease-related charges, which may be material to our results of operations.
Potential Impairment of Goodwill and Intangible Assets Could Increase our Expenses and Reduce our Assets
Determining goodwill and intangible assets, and evaluating them for impairment, requires significant management estimates and judgment, including estimating value and assessing life in connection with the allocation of purchase price in the acquisition creating them. Our goodwill and intangible assets may become impaired as a result of any number of factors, including losses of investment management contracts or declines in the value of managed assets. Any impairment of goodwill or intangibles could have a material adverse effect on our results of operations. For example, during the fiscal year ended March 31, 2013, we incurred aggregate impairment charges of $734 million ($508 million, net of taxes) primarily relating to domestic mutual fund contracts and Permal funds-of-hedge funds contracts.

The domestic mutual fund contracts asset acquired in the 2005 acquisition of the Citigroup Asset Management (“CAM”) business of $2,106 million and the Permal funds-of-hedge funds contracts asset of $626 million account for approximately 65% and 20%, respectively, of our indefinite-life intangible assets, while the goodwill in our reporting unit aggregates $1.3 billion.

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
Our Deferred Tax Assets May Not Be Fully Realizable

As of March 31, 2013, we had approximately $771 million in U.S. federal deferred tax assets, which represent tax benefits that we expect to realize in future periods. Under accounting rules, we are required to recognize a charge to earnings to reduce our deferred tax assets if it is determined that any future tax benefits are not likely to be realized before they expire. Deferred tax assets generated in U.S. jurisdictions resulting from net operating losses generally expire 20 years after they are generated. Those resulting from foreign tax credits generally expire 10 years after they are generated. In order to realize these future tax benefits, we estimate that we must generate approximately $4.2 billion in future U.S. earnings, approximately $332 million of which must be in the form of foreign source income, before the benefits expire. There can be no assurances that we will achieve this level of earnings before some portion of these tax benefits expires. In addition, our belief that we will likely be able to realize these future tax benefits is based in part upon our estimates of the timing of other differences in revenue and expense recognition between tax returns and financial statements and our understanding of the application of tax regulations, which may prove to be incorrect for any number of reasons, including future changes in tax or accounting regulations. If we are required to recognize a charge to earnings to reduce our deferred tax assets, the charge may be material to our earnings or financial condition.

We Are Exposed to a Number of Risks Arising From our International Operations
Our asset managers operate in a number of jurisdictions outside of the United States on behalf of international clients. We have offices in numerous countries and many cross border and local proprietary funds that are domiciled outside the United States. Our international operations require us to comply with the legal requirements of various foreign jurisdictions, expose us to the political consequences of operating in foreign jurisdictions and subject us to expropriation risks, expatriation controls and potential adverse tax consequences which, among other things, make it more difficult to repatriate to the United States the cash that we generate outside the U.S. At March 31, 2013, our total cash and cash equivalents of $933 million included approximately $415 million held by our foreign subsidiaries, some of which, if repatriated, may be subject to material tax effects. Furthermore, despite controls and other actions reasonably designed to mitigate these risks, our international operations expose us to risks arising from Legg Mason's potential responsibility for actions of third party agents and other representatives of our business operating outside our primary jurisdictions of operation. Our foreign business operations are also subject to the following risks:

•	difficulty in managing, operating and marketing our international operations;

•	fluctuations in currency exchange rates which may result in substantial negative effects on assets under management and revenues in our U.S. dollar-based financial statements; and

•	significant adverse changes in foreign political, economic, legal and regulatory environments.

Legal and Regulatory Risks
Regulatory Matters May Negatively Affect our Business and Results of Operations
Our business is subject to regulation by various regulatory authorities that are charged with protecting the interests of our clients. We could be subject to civil liability, criminal liability, or sanction, including revocation of our subsidiaries' registrations as investment advisers, revocation of the licenses of our employees, censures, fines, or temporary suspension or permanent bar from conducting business, if we violate such laws or regulations. Any such liability or sanction could have a material adverse effect on our financial condition, results of operations, reputation, and business prospects. In addition, the regulatory environment in which we operate frequently changes and has seen significant increased regulation in recent years. In particular, we have incurred, and will continue to incur, significant additional costs as a result of regulatory changes affecting U.S. mutual funds and changes to European mutual fund regulation, including the European Union directive on Undertakings for Collective Investments in Transferable Securities directives and the Alternative Investment Fund Managers directive. Furthermore, the SEC has proposed replacing Rule 12b-1 under the Investment Company Act of 1940, which regulates certain fees that may be paid to mutual fund distributors, with a new regulation that would significantly change fund distribution practices in the industry. This proposal, if adopted, could increase our operational and compliance costs and may affect our ability to compensate distributors for selling our products. We also are spending time and money to comply with the requirements of the U.S. Foreign Account Tax Compliance Act. Our business and results of operations can also be adversely affected by federal, state and foreign regulatory issues and proceedings.
We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations. For example, we note that the U.S. federal government has made, and has proposed further, significant changes to the regulatory structure of the financial services industry, and we expect to spend time and resources to comply with these regulatory changes.
We also note that recommendations for regulatory reform in the liquidity asset management business include the possible imposition of banking and banking-like regulations on liquidity funds and their managers or of ending the stable-value characteristic of these funds. Currently, SEC and European regulatory officials have stated publicly that they are considering proposing additional regulations for money market funds that are designed to address certain concerns arising from the 2007-2008 financial crisis. Among the changes under consideration are a possible requirement that money market funds have a capital buffer, the imposition of redemption holdbacks, and a requirement that money market funds convert to a floating net asset value. If adopted, these proposals, which also have been publicly supported by a number of banking officials, could significantly impact the money market fund industry. Depending on the nature of any changes adopted, the new regulations could, among other things, reduce the attractiveness of money market funds to retail and institutional investors and raise the costs of being in this business. We continue to monitor this area carefully and, if new regulations are adopted, we will consider how they affect our liquidity management business and take action, as appropriate. Any of these revisions could adversely affect our liquidity asset management business and our results of operations.
Instances of criminal activity and fraud by participants in the asset management industry, disclosures of trading and other abuses by participants in the financial services industry and significant governmental intervention and investment in the financial markets and financial firms have led the U.S. government and regulators to increase the rules and regulations governing, and oversight of, the U.S. financial system. This activity has resulted in changes to the laws and regulations governing the asset management industry and more aggressive enforcement of the existing laws and regulations. For example, the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act in the U.S. provides for a comprehensive overhaul of the financial services regulatory environment and requires the adoption of extensive regulations and many regulatory decisions to be implemented. Certain provisions of the Dodd-Frank Act will, and other provisions may, require us to change or impose new limitations on the manner in which we conduct business, will or may increase regulatory compliance burdens, and may have unintended adverse consequences on the liquidity or structure of the financial markets. The ongoing revisions to the laws and regulations governing our business, and their counterparts internationally, are an ongoing process. The cumulative effect of these actions may result in increased expenses, or lower management or other fees, and therefore adversely affect the revenues or profitability of our business.
Our Business Involves Risks of Being Engaged in Litigation and Liability That Could Increase our Expenses and Reduce our Net Income
Many aspects of our business involve substantial risks of liability. In the normal course of business, our asset managers are from time to time named as defendants or co-defendants in lawsuits, or are involved in disputes that involve the threat of lawsuits, seeking substantial damages. For example, one of our asset managers was named as the defendant in a lawsuit filed by a former institutional client seeking damages in excess of $90 million. Although we believe the claims are without merit, no assurances can be given that this lawsuit will not adversely impact our expenses or net income. We are also involved from time to time in governmental and self-regulatory organization investigations and proceedings, including the regulatory proceedings discussed in Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Report. Similarly, the investment funds that our asset managers manage are subject to actual and threatened lawsuits and governmental and self-regulatory organization investigations and proceedings, any of which could harm the investment returns or reputation of the applicable fund or result in our asset managers being liable to the funds for any resulting damages. There has been an increased incidence of litigation and regulatory investigations in the asset management industry in recent years, including customer claims as well as class action suits seeking substantial damages. Any litigation can increase our expenses and reduce our net income.
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
Our asset managers and other subsidiaries are housed in office buildings in 32 cities in 19 countries around the world. The largest of the leases include:

•
ClearBridge Investments, Western Asset Management Company and our distribution and administrative services subsidiaries currently occupy approximately 130,000 square feet in an office building located in New York, New York in which we hold under lease approximately 193,000 square feet. The remaining 63,000 square feet has been subleased to a third party;

•	Western Asset Management Company's headquarters is housed in an office building in Pasadena, California in which we occupy approximately 190,000 square feet; and

•
our distribution and administrative services subsidiaries occupy approximately 91,000 square feet in an office building located in Stamford, Connecticut in which we hold under lease approximately 138,000 square feet. The remaining 47,000 square feet has been subleased to a third party.

See Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Report for a discussion of our lease obligations.
ITEM 3. LEGAL PROCEEDINGS.
Our current and former subsidiaries have been the subject of customer complaints and have also been named as defendants in various legal actions arising primarily from securities brokerage, asset management and investment banking activities, including certain class actions, which primarily allege violations of securities laws and seek unspecified damages, which could be substantial. For example, we are aware of litigation against certain underwriters of offerings in which one or more of our former subsidiaries was a participant, but where the former subsidiary is not now a defendant. In these latter cases, it is possible that we may be called upon to contribute to settlements or judgments. In the normal course of our business, our current and former subsidiaries have also received subpoenas and are currently involved in governmental and self-regulatory agency inquiries, investigations and, from time to time, proceedings involving asset management activities. In the 2005 transaction with Citigroup, we transferred to Citigroup the subsidiaries that constituted our private client brokerage and capital markets businesses, thus transferring the entities that would have primary liability for most of the customer complaint, litigation and regulatory liabilities and proceedings arising from those businesses. However, as part of that transaction, we agreed to indemnify Citigroup for most customer complaint, litigation and regulatory liabilities of our former private client brokerage and capital markets businesses that result from pre-closing events. In addition, the asset management business we acquired from Citigroup is a defendant in a number of legal actions, including class action litigation, arising from pre-closing asset management activities, some of which seek substantial damages. Under the terms of the transaction agreement with Citigroup, Citigroup has agreed to indemnify us for certain legal matters, including all currently known pre-closing legal matters, of the former CAM business. While the ultimate resolution of any pre-closing matters threatened or pending from our prior brokerage and capital markets businesses or the former CAM business cannot be determined at this time, based on current information and after consultation with legal counsel, management believes that any accrual or range of reasonably possible losses as of March 31, 2013 is not material. While the ultimate resolution of any other threatened or pending litigation and other matters cannot be currently determined, in the opinion of our management, after consultation with legal counsel, due in part to the preliminary nature of certain of these matters, we are currently unable to estimate the amount or range of potential losses from these matters, and our financial condition, results of operations and cash flows could be materially affected during a period in which a matter is ultimately resolved. See Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Report.
ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

Information (not included in our definitive proxy statement for the 2013 Annual Meeting of Stockholders) regarding certain of our executive officers is as follows:
Terence Johnson, age 40, was appointed Head of Global Distribution in March 2013 and elected Executive Vice President in April 2013.  Since October 2012, he had been serving as interim Head of Global Distribution, overseeing U.S. Distribution, International Distribution, Global Product Development, Marketing, and Administration and Operations of the division.  Prior to that, Mr. Johnson headed International Distribution at Legg Mason.  Mr. Johnson joined Legg Mason in December 2005 from Citigroup Asset Management following its acquisition by Legg Mason.

Thomas C. Merchant, age 45, was appointed General Counsel in March 2013 and elected Executive Vice President in April 2013.  Mr. Merchant continues to serve as Corporate Secretary, a position he has held since 2008.  Mr. Merchant oversees Legg Mason's legal and compliance departments. Mr. Merchant previously served as Corporate General Counsel and Deputy General Counsel.  Mr. Merchant joined Legg Mason as Associate General Counsel in 1998.

       Jennifer Murphy, age 48, was appointed Chief Administrative Officer in March 2013 and elected Executive Vice President in April 2013.  Ms. Murphy oversees Legg Mason's technology, human resources, risk management, internal audit and fund boards and global fund accounting.  Prior to her appointment as Chief Administrative Officer, Ms. Murphy served as President and CEO of Legg Mason Capital Management.  Ms. Murphy initially joined Legg Mason in 1986, and has served in a variety of roles during two tenures with the company.

 Peter H. Nachtwey, age 57, was elected Chief Financial Officer and Senior Executive Vice President of Legg Mason in January 2011 when he joined the firm. From July 2007 through December 2010, Mr. Nachtwey served as Chief Financial Officer of The Carlyle Group, an alternative investment management firm, where he had responsibility for all of the financial and a number of the operational functions at the firm. Prior to The Carlyle Group, Mr. Nachtwey spent more than 25 years at Deloitte and Touche, LLP, an accounting firm, most recently as Managing Partner of the Investment Management practice.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Shares of Legg Mason, Inc. common stock are listed and traded on the New York Stock Exchange (symbol LM). As of March 31, 2013, there were approximately 1,400 holders of record of Legg Mason common stock. Information with respect to our dividends and stock prices is as follows:

	Quarter ended
	Mar. 31	Dec. 31	Sept. 30	June 30
Fiscal 2013
Cash dividend declared per share	$0.11	$0.11	$0.11	$0.11
Stock price range:
High	32.59	26.63	27.14	28.47
Low	25.43	23.88	23.31	22.36
Fiscal 2012
Cash dividend declared per share	$0.08	$0.08	$0.08	$0.08
Stock price range:
High	29.49	29.56	34.32	37.82
Low	23.75	22.61	24.11	30.86
We expect to continue paying cash dividends. However, the declaration of dividends is subject to the discretion of our Board of Directors. In determining whether to declare dividends, or how much to declare in dividends, our Board will consider factors it deems relevant, which may include our results of operations and financial condition, our financial requirements, general business conditions and the availability of funds from our subsidiaries, including all restrictions on the ability of our subsidiaries to provide funds to us. On April 23, 2013, our Board of Directors declared a regular, quarterly dividend of $0.13 per share, increasing the regular, quarterly dividend rate paid on shares of our common stock during the prior fiscal quarter.

Purchases of our Common Stock
The following table sets out information regarding our purchases of Legg Mason common stock during the quarter ended March 31, 2013:

Period	(a) Total number of shares purchased (1)		(b) Average price paid per share (2)	(c) Total number of shares purchased as part of publicly announced plans or programs(3)	(d) Approximate dollar value that may yet be purchased under the plans or programs(3)
January 1, 2013 Through January 31, 2013	2,246	(2)	$25.56	—	$838,502,766
February 1, 2013 Through February 29, 2013	980,900		27.58	980,900	811,445,882
March 1, 2013 Through March 31, 2013	2,819,090		30.24	2,708,920	729,724,597
Total	3,802,236		$29.55	3,689,820	$729,724,597

(1)
Includes shares of vesting restricted stock, and shares received on vesting of restricted stock units, surrendered to Legg Mason to satisfy related income tax withholding obligations of employees via net share transactions.

(2)	Amounts exclude fees.
(3) In connection with a capital plan announced on May 16, 2012, our Board of Directors authorized $1 billion for additional purchases of common stock. The new capital plan authorizes using up to 65% of cash generated from future operations, beginning with fiscal 2013, to purchase shares of our common stock. There is no expiration date attached to the share repurchase authorization in the new capital plan.

ITEM 6. SELECTED FINANCIAL DATA.

(Dollars in thousands, except per share amounts or unless otherwise noted)

	Years ended March 31,
	2013	2012	2011	2010	2009
OPERATING RESULTS
Operating revenues	$2,612,650	$2,662,574	$2,784,317	$2,634,879	$3,357,367
Operating expenses, excluding impairment	2,313,149	2,323,821	2,397,509	2,313,696	2,718,577
Impairment of intangible assets and goodwill	734,000	—	—	—	1,307,970
Operating income (loss)	(434,499)	338,753	386,808	321,183	(669,180)
Other non-operating expense	(73,287)	(54,006)	(23,315)	(32,027)	(243,577)
Other non-operating income (expense) of consolidated investment vehicles, net	(2,821)	18,336	1,704	17,329	7,796
Fund support	—	—	—	23,171	(2,283,236)
Income (loss) before income tax provision (benefit)	(510,607)	303,083	365,197	329,656	(3,188,197)
Income tax provision (benefit)	(150,859)	72,052	119,434	118,676	(1,223,203)
Net income (loss)	(359,748)	231,031	245,763	210,980	(1,964,994)
Less: Net income (loss) attributable to noncontrolling interests	(6,421)	10,214	(8,160)	6,623	2,924
Net income (loss) attributable to Legg Mason, Inc.	$(353,327)	$220,817	$253,923	$204,357	$(1,967,918)
PER SHARE
Net income (loss) per share attributable to
Legg Mason, Inc. common shareholders:
Basic	$(2.65)	$1.54	$1.63	$1.33	$(13.99)
Diluted	$(2.65)	$1.54	$1.63	$1.32	$(13.99)
Weighted-average shares outstanding:
Basic	133,226	143,292	155,321	153,715	140,669
Diluted (1)	133,226	143,349	155,484	155,362	140,669
Dividends declared	$0.44	$0.32	$0.20	$0.12	$0.96
BALANCE SHEET
Total assets	$7,269,660	$8,555,747	$8,707,756	$8,622,632	$9,232,299
Long-term debt	1,144,954	1,136,892	1,201,868	1,170,334	2,740,190
Total stockholders' equity	4,818,351	5,677,291	5,770,384	5,841,724	4,598,625
FINANCIAL RATIOS AND OTHER DATA
Adjusted income (loss) (2)	$347,169	$397,030	$439,248	$381,258	$(1,191,389)
Adjusted income (loss) per diluted share (2)	$2.61	$2.77	$2.83	$2.45	$(8.47)
Operating margin	(16.6)%	12.7%	13.9%	12.2%	(19.9)%
Operating margin, as adjusted (3)	16.8%	21.3%	23.2%	20.7%	23.9%
Total debt to total capital (4)	19.2%	19.6%	20.1%	19.6%	39.4%
Assets under management (in millions)	$664,609	$643,318	$677,646	$684,549	$632,404
Full-time employees	2,975	2,979	3,395	3,550	3,890

(1)	Basic shares and diluted shares are the same for periods with a net loss.

(2)
Adjusted income (loss) is a non-GAAP performance measure. We define Adjusted income (loss) as Net income (loss) attributable to Legg Mason, Inc., plus amortization and deferred taxes related to intangible assets and goodwill, and imputed interest and tax benefits on contingent convertible debt less deferred income taxes on goodwill and indefinite-life intangible asset impairment, if any. We also adjust for non-core items, such as intangible asset impairments, the impact of tax rate adjustments on certain deferred tax liabilities related to indefinite-life intangible assets, and loss on extinguishment of contingent convertible debt. See Supplemental Non-GAAP Information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(3)
Operating margin, as adjusted, is a non-GAAP performance measure we calculate by dividing (i) Operating income (loss), adjusted to exclude the impact on compensation expense of gains or losses on investments made to fund deferred compensation plans, the impact on compensation expense of gains or losses on seed capital investments by our affiliates under revenue sharing agreements, transition-related costs of streamlining our business model, income (loss) of consolidated investment vehicles, and impairment charges by (ii) our Operating revenues, adjusted to add back net investment advisory fees eliminated upon consolidation of investment vehicles, less distribution and servicing expenses which we use as an approximate measure of revenues that are passed through to third parties, which we refer to as "Operating revenues, as adjusted." See Supplemental Non-GAAP Information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(4)	Calculated based on total debt as a percentage of total capital (total stockholders' equity plus total debt) as of March 31.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

Legg Mason, Inc., a holding company, with its subsidiaries (which collectively comprise "Legg Mason") is a global asset management firm. Acting through our subsidiaries, we provide investment management and related services to institutional and individual clients, company-sponsored mutual funds and other investment vehicles. We offer these products and services directly and through various financial intermediaries. We have operations principally in the United States of America ("U.S.") and the United Kingdom ("U.K.") and also have offices in Australia, Bahamas, Brazil, Canada, Chile, China, Dubai, France, Germany, Italy, Japan, Luxembourg, Poland, Singapore, Spain, Switzerland and Taiwan. All references to fiscal 2013, 2012 or 2011, refer to our fiscal year ended March 31 of that year. Terms such as "we," "us," "our," and "Company" refer to Legg Mason.

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

Our operating revenues primarily consist of investment advisory fees, from separate accounts and funds, and distribution and service fees. Investment advisory fees are generally calculated as a percentage of the assets of the investment portfolios that we manage. In addition, performance fees may be earned under certain investment advisory contracts for exceeding performance benchmarks. The largest portion of our performance fees is earned based on 12-month performance periods that end in differing quarters during the year, with a portion based on quarterly performance periods. Distribution and service fees are received for distributing investment products and services, or for providing other support services to investment portfolios, and are generally calculated as a percentage of the assets in an investment portfolio or as a percentage of new assets added to an investment portfolio. Our revenues, therefore, are dependent upon the level of our AUM and fee rates, and thus are affected by factors such as securities market conditions, our ability to attract and maintain AUM and key investment personnel, and investment performance. Our AUM primarily vary from period to period due to inflows and outflows of client assets as well as market performance. Client decisions to increase or decrease their assets under our management, and decisions by potential clients to utilize our services, may be based on one or more of a number of factors. These factors include our reputation in the marketplace, the investment performance (both absolute and relative to benchmarks or competitive products) of our products and services, the fees we charge for our investment services, the client or potential client's situation, including investment objectives, liquidity needs, investment horizon and amount of assets managed, our relationships with distributors and the external economic environment, including market conditions.

The fees that we charge for our investment services vary based upon factors such as the type of underlying investment product, the amount of assets under management, the asset management affiliate that provides the services, and the type of services (and investment objectives) that are provided. Fees charged for equity asset management services are generally higher than fees charged for fixed income and liquidity asset management services. Accordingly, our revenues and average AUM advisory revenue yields will be affected by the composition of our AUM, with changes in the relative level of equity assets more significantly impacting our revenues and average AUM advisory revenue yields. Average AUM advisory revenue yields are calculated as the ratio of annualized investment advisory fees, excluding performance fees, to average AUM. In addition, in the ordinary course of our business, we may reduce or waive investment management fees, or limit total expenses, on certain products or services for particular time periods to manage fund expenses, or for other reasons, and to help retain or increase managed assets. We have in place revenue sharing agreements with most of our asset management affiliates, under which specified percentages of the affiliates' revenues are required to be distributed to us and the balance of the revenues is retained to pay operating expenses, including compensation expenses, but excluding certain expenses and income taxes. Under these agreements, our asset management affiliates retain different percentages of revenues to cover their costs. As such, our Net Income (Loss) Attributable to Legg Mason, Inc., operating margin and compensation as a percentage of operating revenues are impacted based on which affiliates generate our revenues, and a change in AUM at one affiliate can have a dramatically different effect on our revenues and earnings than an equal change at another affiliate. In addition, from time to time we may agree to changes in revenue sharing agreements and other arrangements with our asset management personnel, which may impact our compensation expenses and profitability.

The most significant component of our cost structure is employee compensation and benefits, of which a majority is variable in nature and includes incentive compensation that is primarily based upon revenue levels, non-compensation related operating expense levels at revenue share-based affiliates, and profits. The next largest component of our cost structure is distribution and servicing expense, which are primarily fees paid to third-party distributors for selling our asset management products and services and are largely variable in nature. Certain other operating costs are quasi-fixed in nature, such as occupancy, depreciation and amortization, and fixed contract commitments for market data, communication and technology services, and usually do not decline with reduced levels of business activity or, conversely, usually do not rise proportionately with increased business activity.

Our financial position and results of operations are materially affected by the overall trends and conditions of the financial markets, particularly in the United States, but also in the other countries in which we operate. Results of any individual period should not be considered representative of future results. Our profitability is sensitive to a variety of factors, including the amount and composition of our AUM, and the volatility and general level of securities prices and interest rates, among other things. Periods of unfavorable market conditions are likely to adversely affect our profitability. In addition, the diversification of services and products offered, investment performance, access to distribution channels, reputation in the market, attracting and retaining key employees and client relations are significant factors in determining whether we are successful in attracting and retaining clients. In the last few years, the industry has seen flows into products for which we do not currently garner significant market share. In addition, the economic downturn of fiscal 2008 and 2009 contributed to a significant contraction in our business and we have not recovered to pre-downturn levels.

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

Our strategy is focused on four primary areas listed below.  Management keeps these strategic priorities in mind when it evaluates our operating performance and financial condition.  Consistent with this approach, we have also presented in the table below the most important matters on which management currently focuses in evaluating our performance and financial condition.

	Strategic Priorities		Recent Initiatives
•	Product expansion	•	Promote revenue growth through new product development, leveraging the capabilities of our affiliates
		•	Identify and execute strategic acquisitions to increase product offerings and fill gaps in products and services

•	Investment performance	•	Deliver compelling and consistent performance against both relevant benchmarks and the products and services of our competitors for 1-year, 3-year, 5-year, and 10-year periods

•	Distribution focus	•
Evaluation and reallocation of resources within and to our distribution platform to continue to build a top distribution function with the capability to offer solutions to relevant investment challenges

•	Operating efficiency	•	Management of expenses

		•	Restructuring of affiliate arrangements

Net Loss Attributable to Legg Mason, Inc. for fiscal 2013 was $353.3 million, or $2.65 per diluted share, as compared to Net Income Attributable to Legg Mason, Inc. of $220.8 million, or $1.54 per diluted share, for fiscal 2012.  The current year loss is primarily attributable to $734.0 million, or $3.81 per diluted share, of non-cash impairment charges related to intangible assets and a $69.0 million, or $0.34 per diluted share, non-operating charge from the extinguishment of debt.

Average AUM, and total revenues, remained relatively flat in fiscal year 2013, as compared to fiscal year 2012.  Strong overall performance and the improvement of our global distribution function contributed to a continued reduction in outflows.  The modest outflows were mostly offset by increases in AUM due to market performance, an acquisition, and new product launches in fiscal 2013.

The following discussion and analysis provides additional information regarding our financial condition and results of operations.

BUSINESS ENVIRONMENT AND RESULTS OF OPERATIONS

The business environment in fiscal 2013 was marked by uneven growth and a continued heightened sensitivity to economic news. Major economic events and news of the year included uneven domestic growth, periodic developments in the ongoing European sovereign debt crisis, the fiscal cliff, sequestration, and the actions of the Federal Reserve to maintain low interest rates, including beginning a third round of quantitative easing and the continued support of the secondary mortgage market. These events led to a challenging financial environment, both globally and in the United States. However, during fiscal 2013 most U.S. indices produced positive returns, with record highs in the equity markets in March 2013. While the economic outlook has remained more positive than in recent years, the financial environment in which we operate still reflects a heightened level of sensitivity as we move into fiscal 2014.

All three major U.S. equity market indices, as well as the Barclays Capital U.S. Aggregate Bond Index and Barclays Capital Global Aggregate Bond Index, increased over the past two fiscal years, as illustrated in the table below:

	% Change for the year ended March 31:
Indices(1)	2013	2012
Dow Jones Industrial Average	10.34%	7.24%
S&P 500	11.41%	6.23%
NASDAQ Composite Index	5.69%	11.16%
Barclays Capital U.S. Aggregate Bond Index	3.77%	7.71%
Barclays Capital Global Aggregate Bond Index	1.26%	5.26%
(1) Indices are trademarks of Dow Jones & Company, McGraw-Hill Companies, Inc., NASDAQ Stock Market, Inc., and Barclays Capital, respectively, which are not affiliated with Legg Mason.

The following table sets forth, for the periods indicated, amounts in the Consolidated Statements of Income (Loss) as a percentage of operating revenues and the increase (decrease) by item as a percentage of the amount for the previous period:

	Percentage of Operating Revenues			Period to Period Change(1)
	Years Ended March 31,			2013 Compared	2012 Compared
	2013	2012	2011	to 2012	to 2011
Operating Revenues
Investment advisory fees
Separate accounts	28.0%	29.1%	29.3%	(5.8)%	(4.9)%
Funds	55.3	56.0	53.4	(3.0)	0.3
Performance fees	3.8	1.9	3.5	99.1	(48.8)
Distribution and service fees	12.6	12.8	13.6	(3.1)	(10.1)
Other	0.3	0.2	0.2	37.3	(16.0)
Total operating revenues	100.0	100.0	100.0	(1.9)	(4.4)
Operating Expenses
Compensation and benefits	45.5	41.7	41.0	7.1	(2.7)
Transition-related compensation	—	1.3	1.6	n/m	(23.1)
Total compensation and benefits	45.5	43.0	42.6	3.9	(3.5)
Distribution and servicing	23.0	24.4	25.6	(7.6)	(8.9)
Communications and technology	5.7	6.2	5.8	(9.1)	1.7
Occupancy	6.6	5.8	5.0	11.1	12.3
Amortization of intangible assets	0.5	0.7	0.8	(28.4)	(14.6)
Impairment of intangible assets	28.1	—	—	n/m	n/m
Other	7.2	7.2	6.3	(1.2)	8.0
Total operating expenses	116.6	87.3	86.1	31.1	(3.1)
Operating Income (Loss)	(16.6)	12.7	13.9	n/m	(12.4)
Other Income (Expense)
Interest income	0.3	0.4	0.3	(33.9)	24.2
Interest expense	(2.4)	(3.3)	(3.3)	(28.2)	(5.0)
Other	(0.7)	0.8	2.1	n/m	(62.9)
Other non-operating income (expense) of consolidated investment vehicles	(0.1)	0.8	0.1	n/m	n/m
Total other income (expense)	(2.9)	(1.3)	(0.8)	n/m	n/m
Income (Loss) before Income Tax Provision (Benefit)	(19.5)	11.4	13.1	n/m	(17.0)
Income tax provision (benefit)	(5.7)	2.7	4.3	n/m	(39.7)
Net Income (Loss)	(13.8)	8.7	8.8	n/m	(6.0)
Less: Net income (loss) attributable to noncontrolling interests	(0.3)	0.4	(0.3)	n/m	n/m
Net Income (Loss) Attributable to Legg Mason, Inc.	(13.5)%	8.3%	9.1%	n/m	(13.0)%
n/m-not meaningful
(1)    Calculated based on the change in actual amounts between fiscal years as a percentage of the prior year amount.

FISCAL 2013 COMPARED WITH FISCAL 2012

Assets Under Management

Our AUM is primarily managed across the following asset classes:

Equity		Fixed Income		Liquidity

•	Large Cap Growth	•	U.S. Intermediate Investment Grade	•	U.S. Managed Cash
•	Small Cap Core	•	Global Government	•	U.S. Municipal Cash
•	Large Cap Value	•	U.S. Municipal
•	Equity Income	•	U.S. Long Duration
•	Mid Cap Core	•	Global Opportunistic Fixed Income
•	Global Emerging Market Equity	•	U.S. Credit Aggregate
•	Global Equity	•	U.S. Limited Duration
•	International Equity	•	Global Fixed Income
		•	U.S. Government Intermediate
		•	Government/Credit

The components of the changes in our AUM (in billions) for the years ended March 31, were as follows:

	2013	2012
Beginning of period	$643.3	$677.6
Investment funds, excluding liquidity funds(1)
Subscriptions	44.9	46.9
Redemptions	(49.0)	(51.1)
Separate account flows, net	(27.4)	(35.9)
Liquidity fund flows, net	19.8	12.6
Net client cash flows	(11.7)	(27.5)
Market performance and other (2)	34.2	17.1
Acquisitions (dispositions), net	(1.2)	(23.9)
End of period	$664.6	$643.3
(1)    Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.
(2)    Includes impact of foreign exchange, reinvestment of dividends, and other.

AUM at March 31, 2013, was $664.6 billion, an increase of $21.3 billion, or 3%, from March 31, 2012.  The increase in AUM was attributable to market performance and other of $34.2 billion, including the negative impact of foreign currency exchange fluctuations of $8.3 billion, and $5.4 billion related to the acquisition of Fauchier Partners Management Limited ("Fauchier"). These increases were offset in part by net client outflows of $11.7 billion and dispositions of $6.6 billion.  The dispositions were in liquidity assets which resulted from the amendment of historical Smith Barney brokerage programs providing for investment in liquidity funds that our asset managers manage.  Long-term asset classes accounted for the net client outflows, with $20.4 billion and $11.0 billion in equity and fixed income outflows, respectively, partially offset by liquidity inflows of $19.7 billion.  Equity outflows were primarily experienced by products managed at Batterymarch Financial Management, Inc. (“Batterymarch”), Royce & Associates (“Royce”), The Permal Group, Ltd. ("Permal"), and Legg Mason Capital Management, LLC ("LMCM"). Due in part to investment performance issues, we have experienced net annual outflows in our equity asset class since fiscal 2007.  The majority of fixed income outflows were in products managed by Western Asset Management Company ("Western Asset"), including $6.4 billion in outflows from a single, low fee global sovereign mandate.  We expect to continue to experience outflows from this mandate of approximately $500 million per month during fiscal 2014. Fixed income outflows were offset in part by inflows at Brandywine Global Investment Management, LLC ("Brandywine"). We have experienced outflows in our fixed income asset class in all but two quarters since the fourth quarter of fiscal 2008.  We generally earn higher fees and profits on equity AUM, and outflows in the equity asset class will more negatively impact our revenues and Net Income (Loss) Attributable to Legg Mason, Inc. than would outflows in other asset classes. We experienced liquidity outflows of approximately $13 billion from a sovereign wealth client during the month ended April 30, 2013, however, we do not expect this outflow to have a material impact on our revenues or net income.

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

AUM by Asset Class
AUM by asset class (in billions) for the years ended March 31 were as follows:

	2013	% of Total	2012	% of Total	% Change
Equity	$161.8	24%	$163.4	26%	(1)%
Fixed Income	365.1	55	356.1	55	3
Liquidity	137.7	21	123.8	19	11
Total	$664.6	100%	$643.3	100%	3%

The component changes in our AUM by asset class (in billions) for the fiscal year ended March 31, 2013, were as follows:

	Equity	Fixed Income	Liquidity	Total
March 31, 2012	$163.4	$356.1	$123.8	$643.3
Investment funds, excluding liquidity funds
Subscriptions	18.9	26.0	—	44.9
Redemptions	(26.4)	(22.6)	—	(49.0)
Separate account flows, net	(12.9)	(14.4)	(0.1)	(27.4)
Liquidity fund flows, net	—	—	19.8	19.8
Net client cash flows	(20.4)	(11.0)	19.7	(11.7)
Market performance and other	13.4	20.0	0.8	34.2
Acquisitions (dispositions), net	5.4	—	(6.6)	(1.2)
March 31, 2013	$161.8	$365.1	$137.7	$664.6

Average AUM by asset class (in billions) for the years ended March 31 were as follows:

	2013	% of Total	2012	% of Total	% Change
Equity	$152.1	24%	$168.4	26%	(10)%
Fixed Income	364.5	56	359.8	56	1
Liquidity	128.9	20	116.6	18	11
Total	$645.5	100%	$644.8	100%	—%

AUM by Distribution Channel
We have two principal distribution channels, Global Distribution and Affiliate/Other, through which we sell a variety of investment products and services. Global Distribution, which consists of our centralized global distribution operations, principally sells U.S. and international mutual funds and other commingled vehicles, retail separately managed account programs, and sub-advisory accounts for insurance companies and similar clients. Affiliate/Other consists of the distribution operations within our asset managers and principally sells institutional separate accounts and liquidity (money market) funds.

The component changes in our AUM by distribution channel (in billions) for the year ended March 31, 2013, were as follows:

	Global Distribution	Affiliate/Other	Total
March 31, 2012	$220.6	$422.7	$643.3
Net client cash flows, excluding liquidity funds	2.2	(33.7)	(31.5)
Liquidity fund flows, net	—	19.8	19.8
Net client cash flows	2.2	(13.9)	(11.7)
Market performance and other	9.3	24.9	34.2
Acquisitions/(dispositions), net	—	(1.2)	(1.2)
March 31, 2013	$232.1	$432.5	$664.6

For the years ended March 31, 2013 and 2012, our overall effective fee rate across all asset classes and distribution channels was 34 and 35 basis points, respectively.  Fees for managing equity assets are generally higher, averaging approximately 75 basis points for each of the years ended March 31, 2013 and 2012. This compares to fees for managing fixed income assets, which averaged approximately 25 basis points for each of the years ended March 31, 2013 and 2012, and liquidity assets, which averaged under 10 basis points (reflecting the impact of current advisory fee waivers due to the low interest rate environment) for each of the years ended March 31, 2013 and 2012.   Equity assets are primarily managed by ClearBridge, Royce, Batterymarch, and Permal; fixed income assets are primarily managed by Western Asset and Brandywine; and liquidity assets are primarily managed by Western Asset. Fee rates for assets distributed through Legg Mason Global Distribution, which are predominately retail in nature, averaged approximately 50 basis points for each of the years ended March 31, 2013 and 2012, while fee rates for assets distributed through the Affiliate/Other channel averaged approximately 20 basis points for each of the years ended March 31, 2013 and 2012. The decline in higher yielding equity assets has impacted our revenues, as further discussed below.

Investment Performance
Overall investment performance of our assets under management in the year ended March 31, 2013, was generally positive compared to relevant benchmarks.

For the year ended March 31, 2013, most U.S. indices produced positive returns. The best performing was the S&P 400 Mid Cap Index, returning 17.8% for the year ended March 31, 2013. These returns were achieved in an economic environment characterized by uneven domestic growth and heightened sensitivity to economic news which included improving unemployment and housing figures, the anticipation and implementation of the sequestration, concerns surrounding the fiscal cliff, and periodic developments in the continuing European sovereign debt crisis.

In the fixed income markets, the Federal Reserve affirmed its commitment to hold the federal funds rate at historic lows, by beginning a third round of quantitative easing and continuing support of the secondary mortgage market. These actions were taken to keep interest rates low and stimulate economic growth, and resulted in a downward shift in the yield curve over the year.

The lowest yielding fixed income sector for the year was U.S. government bonds, as measured by the Barclays U.S. Government Bond Index returning 3.0%.  The best performing fixed income sector for the year was high yield bonds as measured by the Barclays U.S. High Yield Bond Index returning 13.1% as of March 31, 2013.

The following table presents a summary of the percentages of our AUM by strategy(1) that outpaced their respective benchmarks as of March 31, 2013 and 2012, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of March 31, 2013				As of March 31, 2012
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (includes liquidity)	84%	85%	88%	91%	62%	81%	70%	87%
Equity:
Large cap	65%	68%	88%	80%	66%	43%	66%	78%
Small cap	13%	15%	27%	62%	49%	63%	88%	89%
Total equity (includes other equity)	48%	50%	62%	71%	53%	52%	66%	80%
Fixed income:
U.S. taxable	96%	94%	91%	90%	66%	95%	61%	89%
U.S. tax-exempt	100%	100%	100%	100%	2%	2%	2%	1%
Global taxable	89%	94%	95%	98%	38%	93%	70%	97%
Total fixed income	94%	94%	93%	94%	51%	87%	60%	84%

The following table presents a summary of the percentages of our U.S. mutual fund assets(2) that outpaced their Lipper category averages as of March 31, 2013 and 2012, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of March 31, 2013				As of March 31, 2012
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total long-term (excludes liquidity)	59%	57%	70%	64%	67%	66%	78%	74%
Equity:
Large cap	90%	79%	77%	40%	78%	51%	48%	45%
Small cap	27%	16%	48%	68%	44%	63%	93%	98%
Total equity (includes other equity)	56%	44%	59%	53%	57%	56%	73%	71%
Fixed income:
U.S. taxable	74%	92%	85%	90%	76%	91%	82%	83%
U.S. tax-exempt	50%	57%	86%	84%	91%	70%	91%	82%
Global taxable	71%	74%	95%	54%	96%	81%	87%	83%
Total fixed income	64%	76%	87%	85%	84%	81%	87%	83%

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

As of March 31, 2013 and 2012, 90% and 91% of total AUM is included in strategy AUM, respectively, although not all strategies have three-, five-, and ten-year histories.  Total strategy AUM includes liquidity assets. Certain assets are not included in reported performance comparisons. These include: accounts that are not managed in accordance with the guidelines outlined above; accounts in strategies not marketed to potential clients; accounts that have not yet been assigned to a strategy; and certain smaller products at some of our affiliates.

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

Certain prior year amounts have been updated to conform to the current year presentation.

(2)
Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of March 31, 2013 and 2012, the U.S. long-term mutual fund assets represented in the data accounted for 19% and 18%, respectively, of our total AUM. The performance of our U.S. long-term mutual fund assets is included in the strategies.

The following table presents a summary of the absolute and relative performance compared to the applicable benchmark for a representative sample of funds within our AUM, net of management and other fees as of the end of the period presented, for the 1-year, 3-year, 5-year, and 10-year periods, and from each fund's inception. The table below includes a representative sample of funds from each significant subclass of our investment strategies (i.e., large cap equity, small cap equity, etc.). The funds within this group are representative of the performance of significant investment strategies we offer, that as of March 31, 2013, constituted an aggregate of approximately $393 billion, or approximately 59%, of our AUM. The only meaningful exclusions are our funds-of-hedge funds strategies, which involve privately placed hedge funds, and represent only 3% of our total assets under management as of March 31, 2013, for which investment performance is not made publicly available. Providing investment returns of funds provides a relevant representation of our performance while avoiding the many complexities relating to factors such as multiple fee structures, bundled pricing, and asset level break points, that would arise in reporting performance for strategies or other product aggregations.

			Annualized Absolute & Relative Total Return (%) vs. Benchmark
Fund Name/Index	Inception Date	Performance Type(1)	1-year	3-year	5-year	10-year	Inception
Equity
Large Cap
ClearBridge Appreciation Fund	3/10/1970	Absolute	14.80%	11.78%	5.77%	8.45%	10.26%
S&P 500		Relative	0.83%	(0.89)%	(0.04)%	(0.08)%	0.02%
ClearBridge All Cap Value Fund	11/12/1981	Absolute	15.65%	9.15%	3.72%	7.96%	11.69%
Russell 3000 Value		Relative	(3.06)%	(3.55)%	(1.32)%	(1.37)%	0.04%
Legg Mason Capital Management Value Trust	4/16/1982	Absolute	12.55%	7.65%	0.67%	3.64%	6.68%
S&P 500		Relative	(1.42)%	(5.02)%	(5.14)%	(4.90)%	2.19%
ClearBridge Aggressive Growth Fund	10/24/1983	Absolute	20.02%	16.86%	8.25%	9.14%	12.05%
Russell 3000 Growth		Relative	9.60%	3.67%	0.81%	0.30%	2.51%
ClearBridge Large Cap Value Fund	12/31/1988	Absolute	15.94%	12.51%	5.84%	9.03%	9.48%
Russell 1000 Value		Relative	(2.83)%	(0.23)%	0.99%	(0.14)%	(0.65)%
ClearBridge Equity Income Fund	11/6/1992	Absolute	16.20%	13.86%	5.81%	8.46%	8.35%
Russell 3000 Value		Relative	(2.51)%	1.16%	0.76%	(0.87)%	(1.38)%
ClearBridge Large Cap Growth Fund	8/29/1997	Absolute	16.52%	11.22%	7.07%	7.79%	10.20%
Russell 1000 Growth		Relative	6.44%	(1.84)%	(0.24)%	(0.83)%	(1.68)%
Legg Mason Brandywine Diversified Large Cap Value Fund	9/7/2010	Absolute	14.68%	n/a	n/a	n/a	17.74%
Russell 1000 Value		Relative	(4.08)%	n/a	n/a	n/a	1.26%

Small Cap
Royce Pennsylvania Mutual	6/30/1967	Absolute	12.63%	12.03%	7.28%	12.17%	11.97%
Russell 2000		Relative	(3.68)%	(1.42)%	(0.96)%	0.65%	n/a
Royce Premier Fund	12/31/1991	Absolute	6.47%	11.80%	7.91%	13.77%	12.19%
Russell 2000		Relative	(9.83)%	(1.66)%	(0.33)%	2.25%	2.81%
Royce Total Return Fund	12/15/1993	Absolute	16.28%	12.70%	7.18%	10.46%	11.15%
Russell 2000		Relative	(0.03)%	(0.75)%	(1.06)%	(1.06)%	2.70%
Royce Low-Priced Stock	12/15/1993	Absolute	(5.04)%	4.42%	4.31%	10.78%	11.51%
Russell 2000		Relative	(21.34)%	(9.04)%	(3.93)%	(0.74)%	3.05%
Royce Special Equity	5/1/1998	Absolute	13.02%	11.75%	10.14%	10.76%	9.60%
Russell 2000		Relative	(3.28)%	(1.71)%	1.90%	(0.76)%	3.13%

			Annualized Absolute & Relative Total Return (%) vs. Benchmark
Fund Name/Index	Inception Date	Performance Type(1)	1-year	3-year	5-year	10-year	Inception
Fixed Income
U.S. Taxable
Western Asset Core Bond Fund	9/4/1990	Absolute	5.17%	7.22%	7.76%	5.64%	7.55%
Barclays US Aggregate		Relative	1.39%	1.70%	2.30%	0.61%	0.67%
Western Asset Short Term Bond Fund	11/11/1991	Absolute	2.42%	3.24%	3.04%	2.14%	4.02%
Citi Treasury Gov't/Credit 1-3 YR		Relative	1.29%	1.60%	0.68%	(0.94)%	(0.74)%
Western Asset Adjustable Rate Income	6/22/1992	Absolute	3.97%	3.59%	2.30%	1.84%	3.11%
Citi T-Bill 6-Month		Relative	3.84%	3.45%	1.81%	0.03%	(0.12)%
Western Asset Corporate Bond Fund	11/6/1992	Absolute	9.25%	8.38%	7.38%	4.96%	6.93%
Barclays US Credit		Relative	2.25%	0.53%	(0.14)%	(1.00)%	(0.08)%
Western Asset Intermediate Bond Fund	7/1/1994	Absolute	5.37%	6.15%	6.59%	5.52%	6.50%
Barclays Intermediate Gov't/Credit		Relative	1.84%	1.40%	1.97%	1.03%	0.62%
Western Asset Core Plus Fund	7/8/1998	Absolute	6.73%	7.66%	8.63%	6.61%	6.93%
Barclays US Aggregate		Relative	2.95%	2.13%	3.16%	1.58%	1.12%
Western Asset Inflation Index Plus Bond	3/1/2001	Absolute	5.80%	8.02%	5.65%	6.15%	6.91%
Barclays US TIPS		Relative	0.12%	(0.55)%	(0.24)%	(0.17)%	(0.19)%
Western Asset High Yield Fund	9/28/2001	Absolute	14.63%	11.30%	10.56%	9.08%	8.61%
Barclays US Corp High Yield		Relative	1.51%	0.06%	(1.08)%	(1.04)%	(1.24)%
Western Asset Total Return Unconstrained	7/6/2006	Absolute	5.86%	5.22%	6.47%	n/a	5.97%
Barclays US Aggregate		Relative	2.09%	(0.30)%	1.00%	n/a	(0.07)%
Western Asset Mortgage Defined Opportunity Fund Inc.	2/24/2010	Absolute	31.77%	20.13%	n/a	n/a	20.14%
BOFAML Floating Rate Home Loan Index		Relative	15.30%	12.23%	n/a	n/a	12.31%

U.S. Tax-Exempt
Western Asset Managed Municipals Fund	3/4/1981	Absolute	6.82%	7.01%	6.92%	5.71%	8.28%
Barclays Municipal Bond		Relative	1.58%	0.78%	0.82%	0.71%	0.56%

Global Taxable
Legg Mason Australian Bond Trust	6/30/1983	Absolute	9.12%	9.02%	8.96%	6.70%	6.56%
UBS Australian Composite Bond Index		Relative	2.09%	1.07%	1.14%	0.60%	0.61%
Western Asset Global High Yield Bond Fund	2/22/1995	Absolute	14.42%	10.40%	9.67%	8.43%	8.08%
Barclays Global High Yield		Relative	1.44%	(0.78)%	(1.65)%	(2.50)%	(1.90)%
Legg Mason Core Plus Global Bond Trust	2/28/1995	Absolute	11.49%	10.24%	8.94%	6.28%	6.20%
Barclays Global Aggregate (AUD Hedged)		Relative	2.85%	0.93%	(0.09)%	(1.33)%	(1.04)%
Western Asset Emerging Markets Debt	10/17/1996	Absolute	8.31%	9.41%	9.53%	10.99%	11.36%
JPM EMBI Global		Relative	(2.13)%	(1.14)%	(0.28)%	0.40%	1.07%
Western Asset Global Multi Strategy Fund	8/31/2002	Absolute	5.98%	5.56%	6.17%	7.19%	8.05%
50% Bar. Global Agg./ 5% Bar. HY 2%/25% JPM EMBI +		Relative	(0.26)%	(2.10)%	(1.10)%	(0.87)%	(0.72)%
Legg Mason Brandywine Global Fixed Income	9/30/2003	Absolute	5.03%	7.08%	6.11%	n/a	6.00%
Citi World Gov't Bond		Relative	5.70%	3.22%	3.34%	n/a	0.93%
Legg Mason Brandywine Global Opportunities Bond	11/1/2006	Absolute	9.30%	10.33%	8.30%	n/a	8.31%
Citi World Gov't Bond		Relative	9.97%	6.47%	5.53%	n/a	3.23%

Liquidity
Western Asset Institutional Cash Reserves Ltd.	12/31/1989	Absolute	0.18%	0.19%	0.67%	1.98%	3.72%
Citi 3-Month T-Bill		Relative	0.10%	0.10%	0.37%	0.32%	0.32%

(1)
Absolute performance is the actual performance (i.e., rate of return) of the fund. Relative performance is the difference (or variance) between the performance of the fund or strategy and its stated benchmark.

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

The initiative involved $127.5 million in transition-related costs that primarily included charges for employee termination benefits and incentives to retain employees during the transition period.  The transition-related costs also included charges for consolidating leased office space, early contract terminations, accelerated depreciation of fixed assets, asset disposals and professional fees. During the years ended March 31, 2012 and 2011, transition-related costs totaled $73.1 million and $54.4 million, respectively. All transition-related costs were accrued as of the completion of the initiative on March 31, 2012. We achieved total cost savings from the initiative of approximately $140 million and $97 million as of March 31, 2013 and 2012, respectively, when compared to similar expenses prior to the commencement of the streamlining initiative. A portion of the estimated transition-related savings were incremental to fiscal 2012, and are explained, where applicable, in the results of operations discussion to follow. See Note 15 of Notes to Consolidated Financial Statements for additional information on our business streamlining initiative.

RESULTS OF OPERATIONS
In accordance with financial accounting standards on consolidation, we consolidate and separately identify certain sponsored investment vehicles, the most significant of which is a collateralized loan obligation entity ("CLO"). The consolidation of these investment vehicles has no impact on Net Income (Loss) Attributable to Legg Mason, Inc. and does not have a material impact on our consolidated operating results. We also hold investments in certain consolidated sponsored investment funds and the change in the value of these investments, which is recorded in Other non-operating income (expense), is reflected in our Net Income (Loss), net of amounts allocated to noncontrolling interests. See Notes 1 and 17 of Notes to Consolidated Financial Statements for additional information regarding the consolidation of investment vehicles.

Operating Revenues
Total operating revenues for the year ended March 31, 2013, were $2.6 billion, a decrease of 1.9% from $2.7 billion in the year ended March 31, 2012, despite average AUM remaining essentially flat. This decrease was primarily due to the impact of a reduction in average AUM advisory revenue yields, from 35.2 basis points in the year ended March 31, 2012, to 33.7 basis points in the year ended March 31, 2013. The reduction in average AUM advisory revenue yields was the result of a less favorable average asset mix, with equity assets, which generally earn higher fees than fixed income and liquidity assets, comprising a lower percentage of our total average AUM for the year ended March 31, 2013, as compared to the year ended March 31, 2012. This decrease was offset in part by a $49.1 million increase in performance fees.

Investment advisory fees from separate accounts decreased $45.2 million, or 5.8%, to $730.3 million. Of this decrease, $41.5 million was the result of lower average equity assets managed by Batterymarch, LMCM and Legg Mason Global Equities Group ("LMGE"), and $12.3 million was due to the divestiture of an affiliate in February 2012.  These decreases were offset in part by an increase of $9.6 million due to higher average fixed income assets managed by Brandywine.

Investment advisory fees from funds decreased $45.3 million, or 3.0%, to $1.4 billion. Of this decrease, $52.9 million was due to lower average assets managed by Permal, and $48.7 million was due to lower average equity assets managed by Royce, LMCM and LMGE. These decreases were offset in part by a $39.1 million increase as a result of higher average fixed income assets managed by Western Asset and Brandywine, and a $16.7 million increase as a result of higher average equity assets at ClearBridge.

Of our total AUM as of March 31, 2013 and 2012, approximately 6% was in accounts that were eligible to earn performance fees. Performance fees increased $49.1 million to $98.6 million, primarily due to $32.0 million of fees received by Western Asset related to the wind-down of its participation in the U.S. Treasury's Public-Private Investment Program ("PPIP"). Higher fees earned on assets managed at Permal and Brandywine also contributed to the increase.

Distribution and service fees decreased $10.5 million, or 3.1%, to $330.5 million, as the result of the decline in average fee rates received on mutual fund AUM subject to distribution and service fees.

Operating Expenses
Total operating expenses for the year ended March 31, 2013 were $3.0 billion, an increase of 31.1% from $2.3 billion in the prior year. The increase in total operating expenses was primarily the result of $734.0 million of intangible asset impairment charges recorded during the current year, as further discussed below. Operating expenses for the years ended March 31, 2013 and 2012 incurred at the investment management affiliate level comprised approximately 70% of total operating expenses in each year, excluding the impairment charges, which are deemed to be corporate expenses. The remaining operating expenses are comprised of corporate and distribution costs.

The components of total compensation and benefits (in millions) for the years ended March 31 were as follows:

	Years Ended March 31,
	2013	2012
Salaries and incentives	$924.5	$895.0
Benefits and payroll taxes	204.5	196.7
Transition-related costs	—	34.6
Management transition compensation costs	17.9	—
Other	41.6	18.0
Total compensation and benefits	$1,188.5	$1,144.3

Total compensation and benefits increased 3.9% to $1.2 billion;

•
Salaries and incentives increased $29.5 million, principally due to an increase of $38.5 million in incentive-based compensation at investment affiliates, primarily resulting from costs associated with the modification of employment and other arrangements, most significantly with the management of Permal, and the impact of reductions in other non-compensation related operating expenses at revenue share based affiliates, which create an offsetting increase in compensation per the applicable revenue share agreements. Additional salary and incentive costs of $12.2 million, resulting from market-based compensation increases among retained staff and new hires to support on-going growth initiatives, also contributed to the increase. These increases were offset in part by a $23.7 million decrease in corporate salaries primarily due to headcount reductions resulting from our business streamlining initiative.

•	Benefits and payroll taxes increased $7.8 million, primarily as a result of an increase in non-cash amortization expense and other costs associated with certain deferred compensation plans.

•	Transition-related costs decreased $34.6 million, due to the completion of our business streamlining initiative in March 2012.

•
Management transition compensation costs in the current year were associated with our Chief Executive Officer stepping down in September 2012 and the subsequent reorganization of our executive committee. These costs were primarily comprised of $7.5 million of cash severance and $6.4 million of net non-cash accelerated vesting of stock based awards. Also included in this line item was $3.0 million of non-cash amortization expense related to retention awards granted to certain executives and key employees.

•
Other compensation and benefits increased $23.6 million, primarily due to an increase in revenue-share based incentive obligations resulting from net market gains on assets invested for deferred compensation plans and seed capital investments, which were offset by corresponding increases in Other non-operating income (expense).

Compensation as a percentage of operating revenues increased to 45.5% from 43.0% in the prior year, due to the impact of reductions in other non-compensation related operating expenses at revenue share based affiliates, the impact of the modification of employment and other arrangements, as well as the impact of quasi-fixed compensation costs of administrative and distribution personnel which do not typically vary with revenues. These increases were offset in part by the impact of transition-related compensation recorded in the prior year, as well as the impact of lower corporate compensation costs, principally attributable to our business streamlining initiative.

Distribution and servicing expenses decreased 7.6% to $600.6 million, driven by a $53.8 million decrease due to a reduction in average AUM in certain products for which we pay fees to third-party distributors.

Communications and technology expense decreased 9.1% to $149.6 million, driven by the impact of $8.4 million in transition-related costs recognized in the prior year, as well as $4.4 million in cost savings as a result of our business streamlining initiative.

Occupancy expense increased 11.1% to $171.9 million, primarily due to real estate related charges totaling $52.8 million, recorded during fiscal 2013 related to further space consolidation which will result in savings of approximately $10.0 million per year, prospectively. This increase was offset in part by the impact of $11.9 million of lease reserves recorded in the prior year, as well as the acceleration of $10.3 million of depreciation in the prior year, both primarily related to certain office space permanently vacated as a part of our business streamlining initiative. The increase was also offset in part by $6.0 million in cost savings, also as a result of our business streamlining initiative.

Amortization of intangible assets decreased 28.4% to $14.0 million, primarily due to certain management contracts becoming fully amortized during fiscal 2012.

Impairment of intangible assets was $734.0 million in the year ended March 31, 2013. The impairment charges relate to our domestic mutual fund contracts asset, Permal funds-of-hedge fund contracts asset, and Permal trade name. The impairment charges resulted from a number of current trends and factors, including (i) a decrease in near-term margin projections; (ii) an increase in the rate used to discount projected future cash flows primarily due to company specific factors including continued market and regulatory influences, continued stock price uncertainty and the search for a permanent Chief Executive Officer, which was ongoing as of our December 31, 2012, impairment testing date; (iii) recent outflows and related reductions in assets under management; and (iv) a reduction in the near-term projected growth rates. These changes resulted in a reduction of the projected cash flows and our overall assessment of fair value of the assets, such that the domestic mutual fund contracts asset, Permal funds-of-hedge funds contracts asset, and Permal trade name asset, declined below their carrying values, and accordingly were impaired by $396.0 million, $321.0 million, and $17.0 million, respectively. See Critical Accounting Policies and Note 5 of Notes to Consolidated Financial Statements for further discussion of the impairment charges.

Other expenses decreased $2.2 million, or 1.2%, to $188.4 million, primarily due to a $4.1 million reduction in charges for trading errors. A $2.5 million decrease in expense reimbursements paid to certain mutual funds, and the impact of $1.7 million of transition-related costs recognized in the prior year, also contributed to the decrease. These decreases were offset in part by a $5.0 million increase in litigation-related expenses as a result of certain regulatory investigations. See Note 8 of Notes to Consolidated Financial Statements for further discussion of these investigations. A $1.8 million increase in professional fees, primarily related to initiatives with Permal, including the acquisition of Fauchier during fiscal 2013, also offset the decrease.

Non-Operating Income (Expense)
Interest income decreased 33.9% to $7.6 million, driven by a $2.6 million decrease due to lower yields earned on investment balances and a $1.8 million decrease due to lower average investment balances.

Interest expense decreased 28.2% to $62.9 million, primarily as a result of the refinancing of the 2.5% Convertible Senior Notes (the "Notes") in May 2012.

Other non-operating income (expense) decreased $40.1 million, to an expense of $18.0 million, from income of $22.1 million in the prior year. This decrease was primarily a result of the $69.0 million loss on debt extinguishment recognized in connection with the repurchase of the Notes in May 2012. The impact of an $8.6 million gain related to an assigned bankruptcy claim, and a $7.5 million gain on the sale of a small affiliate, both recognized in the prior year, also contributed to the decrease. These decreases were offset in part by a $22.7 million increase in net market gains on seed capital investments and assets invested for deferred compensation plans, which are offset by corresponding increases in compensation discussed above, as well as a $20.8 million increase in net market gains on corporate investments in proprietary fund products, which are not offset in compensation.

Other non-operating income (expense) of consolidated investment vehicles ("CIVs") decreased $21.2 million to an expense of $2.8 million, from income of $18.3 million in the prior year, primarily due to net market losses on investments of certain CIVs, as well as the impact of market gains recognized in the prior year period related to a previously consolidated CIV that was redeemed in the prior year.

Income Tax Provision (Benefit)
The benefit for income taxes was $150.9 million compared to a provision of $72.1 million in the prior year. In July 2011, The U.K. Finance Act 2011 was enacted, which reduced the main U.K. corporate tax rate from 27% to 26% effective April 1, 2011, and from 26% to 25% effective April 1, 2012. In July 2012, The U.K. Finance Act 2012 was enacted, further reducing the main U.K. corporate tax rate to 24% effective April 1, 2012 and 23% effective April 1, 2013. The impact of the tax rate changes on certain existing deferred tax assets and liabilities resulted in a tax benefit of $18.1 million in the current year. The prior year also included a similar U.K. tax benefit of $18.3 million on the revaluation of deferred tax assets and liabilities, and the impact was more substantial due to the higher level of pre-tax income in that fiscal year.

The effective benefit rate was 29.5% for the year ended March 31, 2013, compared to an effective tax rate of 23.8% in the prior year. Changes in the U.K. tax rate impacted the effective tax (benefit) rate by 3.5 percentage points in the year ended March 31, 2013, and 6.0 percentage points in the prior year. The impact of CIVs reduced the effective tax (benefit) rate by 0.5 and 0.8 percentage points for the years ended March 31, 2013 and 2012, respectively. Otherwise, the change in the effective tax rate was primarily related to a lower tax benefit associated with the intangible asset impairment charge recorded in fiscal 2013, due to the lower statutory rates in the jurisdictions where certain intangible assets were held, partially offset by adjustments to reserves and the impact of certain tax planning initiatives recorded in fiscal 2012.

Net Income (Loss) Attributable to Legg Mason, Inc.
Net Loss Attributable to Legg Mason, Inc. for the year ended March 31, 2013, totaled $353.3 million, or $2.65 per diluted share, compared to Net Income Attributable to Legg Mason, Inc. of $220.8 million, or $1.54 per diluted share, in the prior year.  The decrease was primarily attributable to the impact of the pre-tax impairment charges of $734.0 million ($508.3 million, net of income tax benefits, or $3.82 per diluted share), recorded in the current year, related to our indefinite-life intangible assets, as well as the $69.0 million pre-tax loss ($44.8 million, net of income tax benefits, or $0.34 per diluted share) on debt extinguishment recognized in connection with the repurchase of the Notes in May 2012. Real estate related charges of $52.8 million also contributed to the decrease. These decreases were offset in part by the impact of transition-related costs recorded in the prior year, and the impact of increased cost savings in the current year, both in connection with our business streamlining initiative. These items were previously discussed above.

Supplemental Non-GAAP Financial Information
As supplemental information, we are providing performance measures that are based on methodologies other than generally accepted accounting principles (“non-GAAP”) for "Adjusted Income" and "Operating Margin, As Adjusted" that management uses as benchmarks in evaluating and comparing our period-to-period operating performance.

Adjusted Income decreased to $347.2 million, or $2.61 per diluted share, for the year ended March 31, 2013, from $397.0 million, or $2.77 per diluted share, in the prior year. Operating Margin, as Adjusted, for the years ended March 31, 2013 and 2012, was 16.8% and 21.3%, respectively. Operating Margin, as Adjusted for the year ended March 31, 2013 was reduced by 3.5 percentage points due to real estate related charges and management transition compensation costs recorded during fiscal 2013.

Adjusted Income
We define "Adjusted Income" as Net Income (Loss) Attributable to Legg Mason, Inc., plus amortization and deferred taxes related to intangible assets and goodwill, and imputed interest and tax benefits on contingent convertible debt less deferred income taxes on goodwill and indefinite-life intangible asset impairment, if any. We also adjust for non-core items that are not reflective of our economic performance, such as intangible asset impairments, the impact of tax rate adjustments on certain deferred tax liabilities related to indefinite-life intangible assets, and loss on extinguishment of contingent convertible debt.

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

A reconciliation of Net Income (Loss) Attributable to Legg Mason, Inc. to Adjusted Income (in thousands except per share amounts) is as follows:

	For the Years Ended March 31,
	2013	2012
Net Income (Loss) Attributable to Legg Mason, Inc.	$(353,327)	$220,817
Plus (less):
Amortization of intangible assets	14,019	19,574
Loss on extinguishment of 2.5% senior notes	54,873	—
Impairment of intangible assets	734,000	—
Deferred income taxes on intangible assets:
Impairment charges	(225,748)	—
Tax amortization benefit	135,588	135,830
U.K. tax rate adjustment	(18,075)	(18,268)
Imputed interest on convertible debt (2.5% senior notes)	5,839	39,077
Adjusted Income	$347,169	$397,030
Net Income (Loss) per diluted share Attributable to Legg Mason, Inc. common shareholders	$(2.65)	$1.54
Plus (less):
Amortization of intangible assets	0.11	0.14
Loss on extinguishment of 2.5% senior notes	0.41	—
Impairment of intangible assets	5.51	—
Deferred income taxes on intangible assets:
Impairment charges	(1.69)	—
Tax amortization benefit	1.02	0.95
U.K. tax rate adjustment	(0.14)	(0.13)
Imputed interest on convertible debt (2.5% senior notes)	0.04	0.27
Adjusted Income per diluted share	$2.61	$2.77

Operating Margin, as Adjusted
We calculate "Operating Margin, as Adjusted," by dividing (i) Operating Income (Loss), adjusted to exclude the impact on compensation expense of gains or losses on investments made to fund deferred compensation plans, the impact on compensation expense of gains or losses on seed capital investments by our affiliates under revenue sharing agreements, transition-related costs of streamlining our business model, income (loss) of CIVs, and impairment charges by (ii) our operating revenues, adjusted to add back net investment advisory fees eliminated upon consolidation of investment vehicles, less distribution and servicing expenses which we use as an approximate measure of revenues that are passed through to third parties, which we refer to as "Operating Revenues, as Adjusted." The compensation items, other than transition-related costs, are removed from Operating Income (Loss) in the calculation because they are offset by an equal amount in Other non-operating income (expense), and thus have no impact on Net Income (Loss) Attributable to Legg Mason, Inc. Transition-related costs, impairment charges and income (loss) of CIVs are removed from Operating Income (Loss) in the calculation because these items are not reflective of our core asset management operations. We use Operating Revenues, as Adjusted in the calculation to show the operating margin without distribution and servicing expenses, which we use to approximate our distribution revenues that are passed through to third parties as a direct cost of selling our products, although distribution and servicing expenses may include commissions paid in connection with the launching of closed-end funds for which there is no corresponding revenue in the period. Operating Revenues, as Adjusted, also include our advisory revenues we receive from CIVs that are eliminated in consolidation under GAAP.

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

The calculation of Operating margin and Operating margin, as adjusted, is as follows (dollars in thousands):

	For the Years Ended March 31,
	2013	2012
Operating Revenues, GAAP basis	$2,612,650	$2,662,574
Plus (less):
Operating revenues eliminated upon consolidation of investment vehicles	2,397	3,094
Distribution and servicing expense excluding consolidated investment vehicles	(600,582)	(649,679)
Operating Revenues, as Adjusted	$2,014,465	$2,015,989

Operating Income (Loss), GAAP basis	$(434,499)	$338,753
Plus (less):
Gains (losses) on deferred compensation and seed investments	36,497	13,809
Transition-related costs	—	73,066
Impairment of intangible assets	734,000	—
Operating income and expenses of consolidated investment vehicles	2,959	3,702
Operating Income, as Adjusted	$338,957	$429,330

Operating Margin, GAAP basis	(16.6)%	12.7%
Operating Margin, as Adjusted	16.8	21.3

FISCAL 2012 COMPARED WITH FISCAL 2011

Assets Under Management

The components of the changes in our AUM (in billions) for the years ended March 31 were as follows:

	2012	2011
Beginning of period	$677.6	$684.5
Investment funds, excluding liquidity funds (1)
Subscriptions	46.9	49.5
Redemptions	(51.1)	(44.3)
Separate account flows, net	(35.9)	(52.1)
Liquidity fund flows, net	12.6	(14.2)
Net client cash flows	(27.5)	(61.1)
Market performance and other (2)	17.1	56.3
Dispositions	(23.9)	(2.1)
End of period	$643.3	$677.6
(1)    Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.
(2)    Includes impact of foreign exchange, reinvestment of dividends, and other.

AUM at March 31, 2012, was $643.3 billion, a decrease of $34.3 billion, or 5%, from March 31, 2011. The decrease in AUM was attributable to net client outflows of $27.5 billion and dispositions of $23.9 billion, which were partially offset by market performance and other of $17.1 billion, including the negative impact of foreign currency exchange fluctuations. The majority of dispositions were in liquidity assets, $19.9 billion, which resulted from the amendment of historical Smith

Barney brokerage programs discussed below. There were also $4.0 billion in dispositions from the divestiture of two small affiliates. Long-term asset classes accounted for the net client outflows, with $21.3 billion and $18.6 billion in equity and fixed income outflows, respectively, partially offset by liquidity inflows of $12.4 billion.  Equity outflows were primarily experienced by products managed at LMCM, ClearBridge, Batterymarch and Royce. The majority of fixed income outflows were in products managed by Western Asset, including $12.7 billion in outflows from a single, low fee global sovereign mandate.

The amendment of certain historical Smith Barney brokerage programs during the first quarter of fiscal 2012, as previously discussed, resulted in a reduction of $19.9 billion in liquidity AUM during the year ended March 31, 2012. As a significant portion of the management fees generated by these assets were being waived prior to the disposition, the disposition of this liquidity AUM resulted in a reduction in operating revenue of $52.3 million, net of related fee waivers, in the year ended March 31, 2012, as compared to the year ended March 31, 2011. The disposition of this AUM also resulted in reductions in distribution and servicing expenses of $41.4 million in the year ended March 31, 2012, as compared to the year ended March 31, 2011.

AUM by Asset Class
AUM by asset class (in billions) as of March 31 were as follows:

	2012	% of Total	2011	% of Total	% Change
Equity	$163.4	26%	$189.6	28%	(14)%
Fixed income	356.1	55	356.6	53	—
Liquidity	123.8	19	131.4	19	(6)
Total	$643.3	100%	$677.6	100%	(5)%

The component changes in our AUM by asset class (in billions) for the fiscal year ended March 31, 2011, were as follows:

	Equity	Fixed Income	Liquidity	Total
March 31, 2011	$189.6	$356.6	$131.4	$677.6
Investment funds, excluding liquidity funds
Subscriptions	21.7	25.2	—	46.9
Redemptions	(30.4)	(20.7)	—	(51.1)
Separate account flows, net	(12.6)	(23.1)	(0.2)	(35.9)
Liquidity fund flows, net	—	—	12.6	12.6
Net client cash flows	(21.3)	(18.6)	12.4	(27.5)
Market performance and other	(2.1)	19.3	(0.1)	17.1
Dispositions	(2.8)	(1.2)	(19.9)	(23.9)
March 31, 2012	$163.4	$356.1	$123.8	$643.3

Average AUM by asset class (in billions) for the years ended March 31 were as follows:

	2012	% of Total	2011	% of Total	% Change
Equity	$168.4	26%	$173.8	26%	(3)%
Fixed Income	359.8	56	361.6	54	—
Liquidity	116.6	18	133.8	20	(13)
Total	$644.8	100%	$669.2	100%	(4)%

AUM by Distribution Channel

The component changes in our AUM by distribution channel (in billions) for the fiscal year ended March 31, 2012, were as follows:

	Global Distribution	Affiliate/Other	Total
March 31, 2011	$220.3	$457.3	$677.6
Net client cash flows, excluding liquidity funds	(2.3)	(37.8)	(40.1)
Liquidity fund flows, net	—	12.6	12.6
Net client cash flows	(2.3)	(25.2)	(27.5)
Market performance and other	2.6	14.5	17.1
Dispositions	—	(23.9)	(23.9)
March 31, 2012	$220.6	$422.7	$643.3

For the years ended March 31, 2012 and 2011, our overall effective fee rate across all asset classes and distribution channels was 35 and 34 basis points, respectively.  Fees for managing equity assets are generally higher, averaging approximately 75 basis points for each of the years ended March 31, 2012 and 2011. This compares to fees for managing fixed income assets, which averaged approximately 25 basis points for each of the years ended March 31, 2012 and 2011, and liquidity assets, which averaged under 10 basis points (reflecting the impact of current advisory fee waivers due to the low interest rate environment) for each of the years ended March 31, 2012 and 2011.  Fee rates for assets distributed through Legg Mason Global Distribution, which are predominately retail in nature, averaged approximately 50 basis points for each of the years ended March 31, 2012 and 2011, while fee rates for assets distributed through the Affiliate/Other channel averaged approximately 20 basis points for each of the years ended March 31, 2012 and 2011. The decline in higher yielding equity assets has impacted our revenues, as further discussed below.

Investment Performance
Overall investment performance of our assets under management in the year ended March 31, 2012, was generally positive compared to relevant benchmarks.

The equity markets ended a difficult year on a positive note, responding favorably to improving unemployment figures, the conclusion of bank stress tests resulting in certain banks increasing dividends, and reduced fears of a European debt fallout. As a result, most U.S. indices produced positive returns for our fiscal 2012. The most notable was the NASDAQ Composite returning 11.2% for the year ended March 31, 2012.

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

The following table presents a summary of the percentages by strategy(1) that outpaced their respective benchmarks as of March 31, 2012 and 2011, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of March 31, 2012				As of March 31, 2011
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (includes liquidity)	62%	81%	70%	87%	76%	79%	74%	84%
Equity:
Large cap	66%	43%	66%	78%	40%	61%	55%	63%
Small cap	49%	63%	88%	89%	68%	75%	89%	99%
Total equity (includes other equity)	53%	52%	66%	80%	47%	59%	60%	77%
Fixed income:
U.S. taxable	66%	95%	61%	89%	93%	83%	77%	83%
U.S. tax-exempt	2%	2%	2%	1%	3%	3%	2%	3%
Global taxable	38%	93%	70%	97%	81%	91%	73%	94%
Total fixed income	51%	87%	60%	84%	82%	80%	70%	81%

The following table presents a summary of the percentages of our U.S. mutual fund assets(2) that outpaced their Lipper category averages as of March 31, 2012 and 2011, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of March 31, 2012				As of March 31, 2011
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total long-term (excludes liquidity)	67%	66%	78%	74%	56%	74%	70%	67%
Equity:
Large cap	78%	51%	48%	45%	39%	63%	31%	21%
Small cap	44%	63%	93%	98%	72%	76%	91%	98%
Total equity (includes other equity)	57%	56%	73%	71%	58%	70%	68%	60%
Fixed income:
U.S. taxable	76%	91%	82%	83%	79%	85%	78%	80%
U.S. tax-exempt	91%	70%	91%	82%	6%	77%	82%	90%
Global taxable	96%	81%	91%	87%	80%	94%	41%	88%
Total fixed income	84%	81%	87%	83%	52%	83%	78%	85%

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

As of March 31, 2012 and 2011, 91% of total AUM is included in strategy AUM in each period, although not all strategies have three-, five-, and ten-year histories.  Total strategy AUM includes liquidity assets. Certain assets are not included in reported performance comparisons. These include: accounts that are not managed in accordance with the guidelines outlined above; accounts in strategies not marketed to potential clients; accounts that have not yet been assigned to a strategy; and certain smaller products at some of our affiliates.

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

Certain prior year amounts have been updated to conform to the current year presentation.

(2)
Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of March 31, 2012 and 2011, the U.S. long-term mutual fund assets represented in the data accounted for 18% and 17%, respectively, of our total AUM. The performance of our U.S. long-term mutual fund assets is included in the marketed composites.

RESULTS OF OPERATIONS

Operating Revenues
Total operating revenues for the year ended March 31, 2012, were $2.7 billion, a decrease of 4.4% from $2.8 billion in the prior year, primarily due to a 4% decrease in average AUM and a $47.2 million decrease in performance fees. This decrease was offset in part by an increase in average AUM revenue yields, from 34.4 basis points in the year ended March 31, 2011, to 35.2 basis points in the year ended March 31, 2012, resulting from a more favorable average asset mix. The disposition of liquidity AUM related to the Morgan Stanley Wealth Management ("MSWM") relationship resulted in a reduction in operating revenues of $52.3 million, net of related fee waivers, in fiscal 2012, as compared to fiscal 2011, as a significant portion of the management fees generated by these assets were being waived prior to the disposition.

Investment advisory fees from separate accounts decreased $40.1 million, or 4.9%, to $775.5 million. Of this decrease, $25.9 million was primarily the result of lower average equity assets managed by LMCM, Batterymarch, ClearBridge and Legg Mason Investment Counsel & Trust Company ("LMIC"), and $8.0 million was primarily due to the divestiture of a Singapore-based asset manager in fiscal 2011.  These decreases were offset in part by an increase of $6.7 million due to higher average fixed income assets managed by Brandywine.

Investment advisory fees from funds remained essentially flat at $1.5 billion for both periods. Higher average equity assets managed by Royce and ClearBridge, and higher average fixed income assets, primarily managed at Western Asset, resulted in an increase of $41.3 million and $41.1 million, respectively. These increases were offset by a decrease of $51.3 million, net of related fee waivers, due to lower average liquidity assets managed at Western Asset, primarily as a result of the previously discussed disposition of liquidity AUM related to our MSWM relationship, as well as a $31.5 million decrease as a result of lower average equity assets managed by LMCM and Permal.

Of our total AUM as of March 31, 2012 and 2011, approximately 6% for each period was in accounts that were eligible to earn performance fees. Performance fees decreased 48.8%, or $47.2 million, to $49.5 million during the year ended March 31, 2012, primarily as a result of lower fees earned on assets managed at Permal and Western Asset, offset slightly by an increase in performance fees earned on assets managed at Brandywine.

Distribution and service fees decreased $38.2 million, or 10.1%, to $341.0 million, primarily due to the disposition of the liquidity AUM related to the MSWM relationship, as well as a decline in average mutual fund AUM subject to distribution and service fees.

Operating Expenses
Total operating expenses for the year ended March 31, 2012, were $2.3 billion, a decrease of 3.1% from $2.4 billion in the prior year. Operating expenses for the year ended March 31, 2012, incurred at the investment management affiliate level comprised approximately 70% of total operating expenses. The remaining operating expenses are comprised of corporate and distribution costs.

The components of total compensation and benefits (in millions) for the years ended March 31 were as follows:

	Years Ended March 31,
	2012	2011
Salaries and incentives	$895.0	$905.8
Benefits and payroll taxes	196.7	194.7
Transition-related costs	34.6	45.0
Other	18.0	39.9
Total compensation and benefits	$1,144.3	$1,185.4

Total compensation and benefits decreased 3.5% to $1.1 billion;

•
Salaries and incentives decreased $10.8 million, primarily due to a $40.6 million decrease in corporate salaries and incentives, primarily resulting from headcount reductions in connection with our business streamlining initiative, and a $40.3 million net decrease in salaries and incentives at revenue-share based affiliates. These decreases were offset in part by an increase in incentives of $51.0 million resulting from changes in an expense reimbursement arrangement with Western Asset, as well as additional costs of $20.5 million associated with market-based compensation increases among retained staff and new employees, primarily in our global distribution group, to support on-going growth initiatives.

•
Benefits and payroll taxes increased $2.0 million , primarily due to an $11.2 million increase in non-cash amortization expense associated with certain deferred compensation awards at revenue-share based affiliates. This increase was offset in part by a $9.2 million decrease in corporate benefits expense, primarily due to headcount reductions resulting from our business streamlining initiative.

•	Transition-related costs decreased $10.4 million. These costs represent accruals for severance and retention costs related to our business streamlining initiative.

•
Other compensation and benefits decreased $21.9 million, primarily due to a decrease in revenue-share based incentive obligations resulting from net market losses on assets invested for seed capital investments and deferred compensation plans, which were offset by corresponding increases in Other non-operating income (expense).

Compensation as a percentage of operating revenues increased to 43.0% from 42.6% in the prior fiscal year, primarily due to the impact of the change in the expense reimbursement arrangement with Western Asset, as well as market-based compensation increases among retained staff and new employees. These increases were offset in part by the impact of lower corporate compensation costs, primarily attributable to our business streamlining initiative, the impact of compensation decreases related to reduced market gains on assets invested for deferred compensation plans and seed capital investments, and the decrease in transition-related compensation.

Distribution and servicing expenses decreased 8.9% to $649.7 million, principally driven by a $41.4 million decrease due to the previously discussed disposition of liquidity AUM related to the MSWM relationship, as well as a $6.9 million decrease in servicing expenses as a result of our business streamlining initiative. A $5.8 million decline in structuring fees related to closed-end fund launches also contributed to the decrease.

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

Other non-operating income of CIVs increased $16.6 million to $18.3 million, due to net market gains on investments of certain CIVs.

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

Net Income Attributable to Legg Mason, Inc.
Net Income Attributable to Legg Mason, Inc. for the year ended March 31, 2012, totaled $220.8 million, or $1.54 per diluted share, compared to $253.9 million, or $1.63 per diluted share, in the prior year.  The decrease in Net Income was primarily due to an increase in incentive compensation from changes in an expense reimbursement arrangement with Western Asset, the impact of net market losses on proprietary fund products and assets invested for deferred compensation plans which are not offset in compensation and benefits, and the net impact of decreased operating revenues. These decreases were offset in part by the impact of cost savings due to our business streamlining initiative, and the impact of tax benefits associated with the restructuring of a foreign subsidiary and U.K. tax rate changes. These items were previously discussed in "Results of Operations" above.

Supplemental Non-GAAP Financial Information

Adjusted Income decreased to $397.0 million, or $2.77 per diluted share, for the year ended March 31, 2012, from $439.2 million, or $2.83 per diluted share, in the prior year primarily due to the decrease in Net Income, previously discussed, excluding the impact of U.K. tax rate adjustments. Operating Margin, as Adjusted, for the years ended March 31, 2012 and 2011, was 21.3% and 23.2%, respectively.

Adjusted Income
A reconciliation of Net Income Attributable to Legg Mason, Inc. to Adjusted Income (in thousands except per share amounts) is as follows:

	For the Years Ended March 31,
	2012	2011
Net Income Attributable to Legg Mason, Inc.	$220,817	$253,923
Plus (less):
Amortization of intangible assets	19,574	22,913
Deferred income taxes on intangible assets:
Tax amortization benefit	135,830	134,602
U.K. tax rate adjustment	(18,268)	(8,878)
Imputed interest on convertible debt (2.5% senior notes)	39,077	36,688
Adjusted Income	$397,030	$439,248
Net Income per diluted share Attributable to Legg Mason, Inc. common shareholders	$1.54	$1.63
Plus (less):
Amortization of intangible assets	0.14	0.15
Deferred income taxes on intangible assets:
Tax amortization benefit	0.95	0.87
U.K. tax rate adjustment	(0.13)	(0.06)
Imputed interest on convertible debt (2.5% senior notes)	0.27	0.24
Adjusted Income per diluted share	$2.77	$2.83

Operating Margin, as Adjusted
The calculation of Operating margin and Operating margin, as adjusted, is as follows (dollars in thousands):

	For the Years Ended March 31,
	2012	2011
Operating Revenues, GAAP basis	$2,662,574	$2,784,317
Plus (less):
Operating revenues eliminated upon consolidation of investment vehicles	3,094	4,133
Distribution and servicing expense excluding consolidated investment vehicles	(649,679)	(712,779)
Operating Revenues, as Adjusted	$2,015,989	$2,075,671

Operating Income, GAAP basis	$338,753	$386,808
Plus (less):
Gains (losses) on deferred compensation and seed investments	13,809	36,274
Transition-related costs	73,066	54,434
Operating income and expenses of consolidated investment vehicles	3,702	4,704
Operating Income, as Adjusted	$429,330	$482,220

Operating Margin, GAAP basis	12.7%	13.9%
Operating Margin, as adjusted	21.3	23.2

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

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, investment securities, and investment advisory and related fee receivables. Our assets have been principally funded by equity capital, long-term debt and the results of our operations. At March 31, 2013, our cash and cash equivalents, total assets, long-term debt and stockholders' equity were $0.9 billion, $7.0 billion, $1.1 billion and $4.8 billion, respectively. Total assets and total liabilities of the CIVs at March 31, 2013, were $285 million and $221 million, respectively.

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

The following table summarizes our Consolidated Statements of Cash Flows for the years ended March 31 (in millions):

	2013	2012	2011
Cash flows provided by operating activities	$303.3	$496.8	$412.1
Cash flows provided by/(used in) investing activities	(11.0)	2.3	(44.4)
Cash flows used in financing activities	(735.9)	(481.8)	(468.5)
Effect of exchange rate changes	(5.7)	(10.9)	10.8
Net change in cash and cash equivalents	(449.3)	6.4	(90.0)
Cash and cash equivalents, beginning of period	1,382.3	1,375.9	1,465.9
Cash and cash equivalents, end of period	$933.0	$1,382.3	$1,375.9

Cash inflows provided by operating activities during fiscal 2013 were $303.3 million, primarily related to net sales of trading and other current investments and results of operations, adjusted for non-cash items, offset in part by the allocation of extinguished debt repayment and payments for accrued compensation. Cash outflows used in investing activities during fiscal 2013, were $11.0 million, primarily related to payments related to the acquisition of Fauchier and payments made for fixed assets, offset in part by net activity related to CIVs.  Cash outflows used in financing activities during fiscal 2013 were $735.9 million, primarily related to the repayment of long-term debt of $1,049.2 million, the repurchase of 16.2 million shares of our common stock for $425.5 million, the $250.0 million repayment of short-term debt, and dividends paid of $55.3 million, offset in part by the proceeds from the subsequent long-term debt issuances of $1,143.2 million.

Cash inflows provided by operating activities during fiscal 2012 were $496.8 million, primarily related to Net Income, adjusted for non-cash items. Cash inflows provided by investing activities during fiscal 2012, were $2.3 million, primarily related to $20.2 million of net activity related to CIVs and a release of restricted cash required for market hedge arrangements, offset in part by payments made for fixed assets. Cash outflows used in financing activities during fiscal 2012, were $481.8 million, primarily due to the repurchase of 13.6 million shares of our common stock for $400.3 million and dividends paid of $43.6 million.

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

Financing Transactions
The table below reflects our primary sources of financing (in thousands) as of March 31, 2013:

	Total at March 31,	Amount Outstanding at March 31,
Type	2013	2013	2012	Interest Rate	Maturity
5.5% Senior Notes	$650,000	$650,000	N/A	5.50%	May 2019
Five-year Amortizing Term Loan	500,000	500,000	N/A	LIBOR + 1.5%	June 2017
Revolving Credit Agreement	500,000	—	N/A	LIBOR + 1.5% + 0.20% annual commitment fee	June 2017
2.5% Convertible Senior Notes	—	—	$1,127,009	2.50%	Repurchased June 2012
Previous Revolving Credit Agreement	—	—	250,000	LIBOR + 2.625%	Terminated June 2012

During January 2008, we increased our capital base by $1.25 billion through the sale of 2.5% convertible senior notes. The proceeds strengthened our balance sheet and provided additional liquidity that was used for general corporate purposes, including the purchase of structured investment vehicle securities from our liquidity funds. The Notes were repurchased in May 2012, as further discussed below. Prior to the repurchase of the Notes, we were accreting the carrying value of the Notes to the principal amount at maturity using an interest rate of 6.5% (the effective borrowing rate for non-convertible debt at the time of issuance) over its expected life of seven years, resulting in additional interest expense for fiscal 2013, 2012 and 2011, of approximately $5.8 million, $39.1 million and $36.7 million, respectively. In connection with this financing, we entered into economic hedge transactions that increased the effective conversion price of the Notes. These hedge transactions had a net cost to us of $83 million, which we paid from the proceeds of the Notes. These transactions closed on January 31, 2008.

Capital Plan
In May 2012, we announced a capital plan that included refinancing the Notes. The refinancing was effected through the issuance of $650 million of 5.5% senior notes, the net proceeds of which, together with cash on hand and $250 million of remaining borrowing capacity under a then existing revolving credit facility, were used to repurchase all $1.25 billion of the Notes. The terms of the repurchase included the repayment of the Notes at par plus accrued interest, a prepayment fee of $6.3 million, and the issuance of warrants to the holders of the Notes. The warrants provide for the purchase, in the aggregate and subject to adjustment, of 14.2 million shares of our common stock, on a net share settled basis, at an exercise price of $88 per share. The warrants expire in June 2017 and can be settled, at our election, in either shares of common stock or cash.

Also pursuant to the capital plan, in June 2012, we entered into an unsecured credit agreement which provides for an undrawn $500 million revolving credit facility and a $500 million term loan. The proceeds of the term loan were used to repay the $500 million of outstanding borrowings under the previous revolving credit facility, which was then terminated.
The $500 million revolving credit facility may be increased by an aggregate amount up to $250 million, subject to the approval of the lenders, and expires June 2017. This revolving credit facility is available to fund working capital needs and for general corporate purposes. There were no borrowings outstanding under this facility as of March 31, 2013.
The $500 million term loan entered into in conjunction with the unsecured credit agreement noted above can be repaid at any time and is due in four annual installments of $50 million, beginning in June 2013, with the remainder to be repaid at maturity in June 2017.
The $650 million 5.5% senior notes are due May 2019 and were sold at a discount of $6.8 million, which is being amortized to interest expense over the seven-year term.

In connection with the extinguishment of the Notes, the hedge transactions (purchased call options and warrants) executed in connection with the initial issuance of the Notes were also terminated.
The financial covenants under our bank agreements include: maximum net debt to EBITDA ratio of 2.5 to 1 and minimum EBITDA to interest expense ratio of 4.0 to 1. Debt is defined to include all obligations for borrowed money, excluding non-recourse debt of CIVs, and capital leases. Under these net debt covenants, our debt is reduced by the amount of our unrestricted cash in excess of the greater of subsidiary cash or $375 million. EBITDA is defined as consolidated net income (loss) plus/minus tax expense (benefit), interest expense, depreciation and amortization, amortization of intangibles, any extraordinary expense or losses, and any non-cash charges, as defined in the agreements. As of March 31, 2013, our net debt to EBITDA ratio was 1.4 to 1 and EBITDA to interest expense ratio was 11.6 to 1, and, therefore, we have maintained compliance with the applicable covenants. In addition, the 5.5% senior notes are subject to certain nonfinancial covenants, including provisions relating to dispositions of certain assets, which could require a percentage of any related proceeds to be applied to accelerated repayments.
If our net income (loss) significantly declines, or if we spend our available cash, it may impact our ability to maintain compliance with the financial covenants. If we determine that our compliance with these covenants may be under pressure, we may elect to take a number of actions, including reducing our expenses in order to increase our EBITDA, using available cash to repay all or a portion of our outstanding debt subject to these covenants or seeking to negotiate with our lenders to modify the terms or to restructure our debt. We anticipate that we will have available cash to repay our bank debt, should it be necessary. Using available cash to repay indebtedness would make the cash unavailable for other uses and might affect the liquidity discussions and conclusions above. Entering into any modification or restructuring of our debt would likely result in additional fees or interest payments.

Our outstanding bank debt agreement is currently impacted by the ratings of two rating agencies. The interest rate and annual commitment fee on our revolving line of credit is based on the higher credit rating of the two rating agencies. In June 2011, our rating by one of these agencies was downgraded one notch below the other. Should the other agency downgrade our rating, absent an upgrade from the former agency, our interest costs will rise modestly. In addition, under the terms of the 5.5% senior notes, the interest rate paid on these notes will increase modestly if our credit ratings are reduced below investment grade.

Also in connection with the capital plan, our board of directors authorized $1.0 billion for additional purchases of our common stock, $730 million of which remained available as of March 31, 2013, and the completion of the purchase of the then remaining $155 million of our common stock previously authorized, which occurred in the quarter ended June 30, 2012. The capital plan authorizes using up to 65% of cash generated from future operations, beginning in fiscal 2013, to purchase shares of our common stock.

Other Transactions
On March 13, 2013, we completed the acquisition of all of the outstanding share capital of Fauchier, a leading European based manager of funds-of-hedge funds, from BNP Paribas Investment Partners, S.A. The transaction included an initial cash payment of $63.4 million, which was funded from existing cash resources. In addition, contingent consideration of up to approximately $23.0 million and approximately $30.0 million, utilizing exchange rates as of March 31, 2013, may be due on the second and fourth anniversaries of closing, respectively, dependent on achieving certain financial targets and subject to a catch up adjustment. The contingent consideration liability had an acquisition date fair value of approximately $21.6 million.

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

See Notes 2 and 6 of Notes to Consolidated Financial Statements for additional information related to the Fauchier acquisition and our capital plan, respectively.

Future Outlook
We expect that over the next 12 months cash generated from our operating activities will be adequate to support our operating and investing cash needs, and planned share repurchases. We currently intend to utilize our other available resources for any number of potential activities, including, but not limited to, seed capital investments in new products, repurchase of shares of our common stock, acquisitions, repayment of outstanding debt, or payment of increased dividends.

As described above, we currently project that our cash flows from operating activities will be sufficient to fund our liquidity needs. As of March 31, 2013, we had over $550 million in cash and cash equivalents in excess of our working capital requirements. As previously discussed, and in accordance with our capital plan, we intend to utilize up to 65% of cash generated from future operations to purchase shares of our common stock. We do not currently expect to raise additional debt or equity financing over the next 12 months. However, there can be no assurances of these expectations as our projections could prove to be incorrect, events may occur that require additional liquidity, such as an acquisition opportunity or an opportunity to refinance indebtedness, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If these events result in our operations and available cash being insufficient to fund liquidity needs, we would likely seek to manage our available resources by taking actions such as reducing future share repurchases, additional cost-cutting, reducing our expected expenditures on investments, selling assets (such as investment securities), repatriating earnings from foreign subsidiaries, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, or should a large acquisition or refinancing opportunity arise, we may seek to raise additional equity or debt.

At March 31, 2013, our total cash and cash equivalents of $933 million included $415 million held by foreign subsidiaries. Some of the amounts held by foreign subsidiaries may be subject to material repatriation tax effects. During the year ended March 31, 2013, we repatriated approximately $390 million of foreign cash and we plan to repatriate up to another $325 million over the next several years, in order to increase our cash available in the U.S. for general corporate purposes.  We anticipate an incremental tax cost of approximately $18 million with respect to this repatriation and have adjusted our tax reserve accordingly.  No further repatriation of accumulated prior period foreign earnings is currently planned.  However, if circumstances change, we will provide for and pay any applicable additional U.S. taxes in connection with repatriation of these funds.  It is not practical at this time to determine the income tax liability that would result from any further repatriation of accumulated foreign earnings.

Credit and Liquidity Risk
Cash and cash equivalent deposits involve certain credit and liquidity risks. We maintain our cash and cash equivalents with a number of high quality financial institutions or funds and from time to time may have concentrations with one or more of these institutions. The balances with these financial institutions or funds and their credit quality are monitored on an ongoing basis.

Off-Balance Sheet Arrangements
Off-balance sheet arrangements, as defined by the Securities and Exchange Commission ("SEC"), include certain contractual arrangements pursuant to which a company has an obligation, such as certain contingent obligations, certain guarantee contracts, retained or contingent interest in assets transferred to an unconsolidated entity, certain derivative instruments classified as equity or material variable interests in unconsolidated entities that provide financing, liquidity, market risk or credit risk support. Disclosure is required for any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity or capital resources. We generally do not enter into off-balance sheet arrangements, as defined, other than those described in the Contractual Obligation section that follows and Consolidation discussed in Critical Accounting Policies and Notes 1 and 17 of Notes to Consolidated Financial Statements.

Contractual and Contingent Obligations
We have contractual obligations to make future payments, principally in connection with our long-term debt, non-cancelable lease agreements, acquisition agreements and service agreements. See Notes 6 and 8 of Notes to Consolidated Financial Statements for additional disclosures related to our commitments.

The following table sets forth these contractual obligations (in millions) by fiscal year, and excludes contractual obligations of CIVs, as we are not responsible or liable for these obligations:

	2014	2015	2016	2017	2018	Thereafter	Total
Contractual Obligations
Long-term borrowings by contract maturity(1)	$50.4	$50.5	$50.0	$50.0	$300.0	$650.0	$1,150.9
Interest on long-term borrowings and credit facility commitment fees(1)	44.9	43.9	43.0	42.2	37.2	53.6	264.8
Minimum rental and service commitments	132.5	121.2	106.6	95.3	86.7	422.6	964.9
Total Contractual Obligations	227.8	215.6	199.6	187.5	423.9	1,126.2	2,380.6
Contingent Obligation
Payments related to business acquisition(2)	—	23.0	—	30.0	—	—	53.0
Total Contractual and Contingent Obligations(3)(4)(5)(6)	$227.8	$238.6	$199.6	$217.5	$423.9	$1,126.2	$2,433.6

(1)	Excludes long-term borrowings of the consolidated CLO of $207.8 million and interest on these long-term borrowings, as applicable.

(2)	The amount of contingent payments reflected for any year represents the maximum amount that could be payable, using exchange rates as of
March 31, 2013, at the earliest possible date under the terms of the business purchase agreement. The contingent obligation had an acquisition date fair value of $21.6 million.

(3)
The table above does not include approximately $37.4 million in capital commitments to investment partnerships in which Legg Mason is a limited partner. These obligations will be funded, as required, through the end of the commitment periods through fiscal 2021.

(4)
The table above does not include amounts for uncertain tax positions of $51.5 million (net of the federal benefit for state tax liabilities), because the timing of any related cash outflows cannot be reliably estimated.

(5)	The table above does not include redeemable noncontrolling interests, primarily related to CIVs, of $21.0 million, because the timing of any related cash outflows cannot be reliably estimated.

(6)	The table above excludes commitments arising from any potential awards under the proposed Permal management equity plan for its key employees.

MARKET RISK
We maintain an enterprise risk management program to oversee and coordinate risk management activities of Legg Mason and its subsidiaries. Under the program, certain risk activities are managed at the subsidiary level. The following describes certain aspects of our business that are sensitive to market risk.

Revenues and Net Income (Loss)
The majority of our revenue is calculated from the market value of our AUM. Accordingly, a decline in the value of the underlying securities will cause our AUM, and thus our revenues, to decrease. In addition, our fixed income and liquidity AUM are subject to the impact of interest rate fluctuations, as rising interest rates may tend to reduce the market value of bonds held in various mutual fund portfolios or separately managed accounts. In the ordinary course of our business, we may also reduce or waive investment management fees, or limit total expenses, on certain products or services for particular time periods to manage fund expenses, or for other reasons, and to help retain or increase managed assets. Performance fees may be earned on certain investment advisory contracts for exceeding performance benchmarks, and strong markets tend to increase these fees. Declines in market values of AUM will result in reduced fee revenues and net income. We generally earn higher fees on equity assets than fees charged for fixed income and liquidity assets. Declines in market values of AUM in this asset class will disproportionately impact our revenues. In addition, under revenue sharing agreements, certain of our affiliates retain different percentages of revenues to cover their costs, including compensation. Our net income (loss), profit margin and compensation as a percentage of operating revenues are impacted based on which affiliates generate our revenues, and a change in AUM at one subsidiary can have a dramatically different effect on our revenues and earnings than an equal change at another subsidiary.

Trading and Non-Trading Assets
Our trading and non-trading assets are comprised of investment securities, including seed capital in sponsored mutual funds and products, limited partnerships, limited liability companies and certain other investment products.

Trading and other current investments, excluding CIVs, at March 31, 2013 and 2012, subject to risk of security price fluctuations are summarized (in thousands) below.

	2013	2012
Investment securities, excluding CIVs:
Trading investments relating to long-term incentive compensation plans	$86,583	$111,257
Trading proprietary fund products and other investments	228,156	222,585
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments	56,341	78,277
Total current investments, excluding CIVs	$371,080	$412,119

Approximately $39.2 million and $80.0 million of trading and other current investments related to long-term incentive compensation plans as of March 31, 2013 and 2012, respectively, have offsetting liabilities such that fluctuation in the market value of these assets and the related liabilities will not have a material effect on our net income (loss) or liquidity. However, it will have an impact on our compensation expense with a corresponding offset in other non-operating income (expense). Trading and other current investments of $91.1 million and $86.2 million at March 31, 2013 and 2012, respectively, relate to other long-term incentive plans for which the related liabilities do not completely offset due to vesting provisions. Therefore, fluctuations in the market value of these trading investments will impact our compensation expense, non-operating income (expense) and net income (loss).

Approximately $240.8 million and $245.9 million of trading and other current investments at March 31, 2013 and 2012, respectively, are investments in proprietary fund products and other investments for which fluctuations in market value will impact our non-operating income (expense). Of these amounts, the fluctuations in market value of approximately $13.8 million and $12.6 million of proprietary fund products as of March 31, 2013 and 2012, respectively, have offsetting compensation expense under revenue share agreements. The fluctuations in market value of approximately $71.9 million and $11.8 million in proprietary fund products as of March 31, 2013 and 2012, respectively, are substantially offset by gains (losses) on market hedges and therefore do not materially impact Net Income (Loss) Attributable to Legg Mason, Inc. Investments in proprietary fund products are not liquidated before the related fund establishes a track record, has other investors, or a decision is made to no longer pursue the strategy.

Non-trading assets, excluding CIVs, at March 31, 2013 and 2012, subject to risk of security price fluctuations are summarized (in thousands) below.

	2013	2012
Investment securities, excluding CIVs:
Available-for-sale	$12,400	$11,913
Investments in partnerships, LLCs and other	31,143	34,965
Equity method investments in partnerships and LLCs	68,780	169,201
Other investments	99	112
Total non-trading assets, excluding CIVs	$112,422	$216,191

Equity method investments in partnerships and LLCs at March 31, 2012, included approximately $89.3 million of investments related to our involvement with the PPIP. Fluctuations in the market value of these investments had offsetting compensation expense under revenue-sharing agreements. Our investments related to the PPIP were fully redeemed during fiscal 2013, upon liquidation of the fund.

Investment securities of CIVs totaled $24.8 million and $31.6 million as of March 31, 2013 and 2012, respectively, and investments of CIVs totaled $210.6 million and $294.9 million as of March 31, 2013 and 2012, respectively. As of March 31, 2013 and 2012, we held equity investments in the CIVs of $39.1 million and $38.9 million, respectively. Fluctuations in the market value of investments of CIVs in excess of our equity investment will not impact Net Income (Loss) Attributable to Legg Mason, Inc. However, it may have an impact on other non-operating income (expense) of CIVs with a corresponding offset in Net income (loss) attributable to non-controlling interests.

Valuation of trading and non-trading investments is described below within Critical Accounting Policies under the heading "Valuation of Financial Instruments." See Notes 1 and 14 of Notes to Consolidated Financial Statements for further discussion of derivatives.

The following is a summary of the effect of a 10% increase or decrease in the market values of our financial instruments subject to market valuation risks at March 31, 2013:

	Carrying Value	Fair Value Assuming a 10% Increase(1)	Fair Value Assuming a 10% Decrease(1)
Investment securities, excluding CIVs:
Trading investments relating to long-term incentive compensation plans	$86,583	$95,241	$77,925
Trading proprietary fund products and other investments	228,156	250,972	205,340
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments	56,341	61,975	50,707
Total current investments, excluding CIVs	371,080	408,188	333,972
Investments in CIVs	39,056	42,962	35,150
Available-for-sale investments	12,400	13,640	11,160
Investments in partnerships, LLCs and other	31,143	34,257	28,029
Equity method investments in partnerships and LLCs	68,780	75,658	61,902
Other investments	99	109	89
Total investments subject to market risk	$522,558	$574,814	$470,302

(1)
Gains and losses related to certain investments in deferred compensation plans and proprietary fund products are directly offset by a corresponding adjustment to compensation expense and related liability. In addition, investments in proprietary fund products of approximately $71.9 million have been economically hedged to limit market risk. As a result, a 10% increase or decrease in the unrealized market value of our financial instruments subject to market valuation risks would result in a $33.1 million increase or decrease in our pre-tax earnings as of March 31, 2013.

Also, as of March 31, 2013 and 2012, cash and cash equivalents included $485.8 million and $893.7 million, respectively, of money market funds.

Foreign Exchange Sensitivity
We operate primarily in the United States, but provide services, earn revenues and incur expenses outside the United States. Accordingly, fluctuations in foreign exchange rates for currencies, principally in the United Kingdom, Brazil, Japan, Canada, Singapore, Australia, and those denominated in the euro, may impact our comprehensive income (loss) and net income (loss). Certain of our affiliates have entered into forward contracts to manage the impact of fluctuations in foreign exchange rates on their results of operations. We do not expect foreign currency fluctuations to have a material effect on our net income (loss) or liquidity.

Interest Rate Risk
Exposure to interest rate changes on our outstanding debt is partially mitigated as our $650 million of 5.5% senior notes are at fixed interest rates. At March 31, 2013, approximately $500 million of our outstanding floating rate debt is subject to fluctuations in interest rates and will have an impact on our non-operating income (loss) and net income (loss). As of March 31, 2013, we estimate that a 1% change in interest rates would result in a net annual change to interest expense of $5 million. See Note 6 of Notes to Consolidated Financial Statements for additional disclosures regarding debt.

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

In the normal course of our business, we sponsor and are the manager of various types of investment vehicles. Certain of these investment vehicles are considered to be VIEs while others are considered to be voting rights entities ("VREs") subject to traditional consolidation concepts based on ownership rights. For our services, we are entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinate management fees or other incentive fees. Our exposure to risk in these entities is generally limited to any equity investment we have made or are required to make and any earned but uncollected management fees. Uncollected management fees from these VIEs were not material at March 31, 2013. We have not issued any investment performance guarantees to these VIEs, VREs or their investors. Investment vehicles that are considered VREs are consolidated if we have a controlling financial interest in the investment vehicle, absent substantive investor rights to replace the manager of the entity (kick-out rights).

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

Legg Mason must consolidate any VIE for which it is deemed to be the primary beneficiary.

See Note 17 of Notes to Consolidated Financial Statements for additional discussion of CIVs and other VIEs.

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

For most of our mutual funds and other pooled products, their boards of directors or similar bodies are responsible for establishing policies and procedures related to the pricing of securities. Each board of directors generally delegates the execution of the various functions related to pricing to a fund valuation committee which, in turn, may rely on information from various parties in pricing securities such as independent pricing services, the fund accounting agent, the fund manager, broker-dealers, and others (or a combination thereof). The funds have controls reasonably designed to ensure that the prices assigned to securities they hold are accurate. Management has established policies to ensure consistency in the application of revenue recognition.

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

Valuation processes for AUM are dependent on the nature of the assets and any contractual provisions with our clients. Equity securities under management for which market quotations are available are usually valued at the last reported sales price or official closing price on the primary market or exchange on which they trade. Debt securities under management are usually valued at bid, or the mean between the last quoted bid and asked prices, provided by independent pricing services that are based on transactions in debt obligations, quotations from bond dealers, market transactions in comparable securities and various other relationships between securities. Short-term debt obligations are generally valued at amortized cost, which is designed to approximate fair value. The vast majority of our AUM is valued based on data from third parties such as independent pricing services, fund accounting agents, custodians and brokers. This varies slightly from time to time based upon the underlying composition of the asset class (equity, fixed income and liquidity) as well as the actual underlying securities in the portfolio within each asset class. Regardless of the valuation process or pricing source, we have established controls reasonably designed to assess the reasonableness of the prices provided. Where market prices are not readily available, or are determined not to reflect fair value, value may be determined in accordance with established valuation procedures based on, among other things, unobservable inputs. Management fees on AUM where fair values are based on unobservable inputs are not material. As of March 31, 2013, equity, fixed income and liquidity AUM values aggregated $161.8 billion, $365.1 billion and $137.7 billion, respectively.

As the vast majority of our AUM is valued by independent pricing services based upon observable market prices or inputs, we believe market risk is the most significant risk underlying the value of our AUM. Economic events and financial market turmoil have increased market price volatility; however, the valuation of the vast majority of the securities held by our funds and in separate accounts continues to be derived from readily available market price quotations. As of March 31, 2013, less than 1% of total AUM is valued based on unobservable inputs.

Valuation of Financial Instruments
Substantially all financial instruments are reflected in the financial statements at fair value or amounts that approximate fair value, except our long-term debt. Trading investments, investment securities and derivative assets and liabilities included in the Consolidated Balance Sheets include forms of financial instruments. Unrealized gains and losses related to these financial instruments are reflected in Net Income (Loss) or Other Comprehensive Income (Loss), depending on the underlying purpose of the instrument.

For equity investments where we do not control the investee, and where we are not the primary beneficiary of a variable interest entity, but can exert significant influence over the financial and operating policies of the investee, we follow the equity method of accounting. The evaluation of whether we exert control or significant influence over the financial and operational policies of an investee requires significant judgment based on the facts and circumstances surrounding each individual investment. Factors considered in these evaluations may include investor voting or other rights, any influence we may have on the governing board of the investee, the legal rights of other investors in the entity pursuant to the fund's operating documents and the relationship between us and other investors in the entity. Substantially all of our equity method investees are investment companies which record their underlying investments at fair value. Therefore, under the equity method of accounting, our share of the investee's underlying net income or loss predominantly represents fair value adjustments in the investments held by the equity method investee. Our share of the investee's net income or loss is based on the most current information available and is recorded as a net gain (loss) on investments within non-operating income (expense).

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

For investments in illiquid or privately-held securities for which market prices or quotations are not readily available, the determination of fair value requires us to estimate the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry. As of March 31, 2013 and 2012, excluding investments in CIVs, we owned approximately $0.1 million and $11.9 million, respectively, of financial investments that were valued on our assumptions or estimates and unobservable inputs.

At March 31, 2013 and 2012, we also have approximately $99.9 million and $204.2 million, respectively, of other investments, such as investment partnerships, that are included in Other noncurrent assets on the Consolidated Balance Sheets, of which approximately $68.8 million and $169.2 million, respectively, are accounted for under the equity method. The remainder is accounted for under the cost method, which considers if factors indicate there may be an impairment in the value of these investments. In addition, as of March 31, 2013 and 2012, we had $56.3 million and $78.3 million, respectively, of equity method investments that are included in Investment securities on the Consolidated Balance Sheets.

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

Level 2 — Financial instruments for which prices are quoted for similar assets and liabilities in active markets; prices are quoted for identical or similar assets in inactive markets; or prices are based on observable inputs, other than quoted prices, such as models or other valuation methodologies. For us, this category may include repurchase agreements, fixed income securities and certain proprietary fund products. This category also includes CLO loans and derivative liabilities of a CIV.

Level 3 — Financial instruments for which values are based on unobservable inputs, including those for which there is little or no market activity. This category includes investments in partnerships, limited liability companies, private equity funds and CLO debt of a CIV. This category may also include certain proprietary fund products with redemption restrictions.

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

As of March 31, 2013, approximately 2% of total assets (10% of financial assets measured at fair value) and 9% of total liabilities meet the definition of Level 3. Excluding the assets and liabilities of CIVs, approximately 1% of total assets (8% of financial assets measured at fair value) and no liabilities meet the definition of Level 3.

Any transfers between categories are measured at the beginning of the period.

See Note 3 of Notes to Consolidated Financial Statements for additional information.

Intangible Assets and Goodwill
Balances as of March 31, 2013, are as follows (in thousands):

Amortizable asset management contracts	$22,327
Indefinite-life intangible assets	3,102,435
Trade names	52,800
Goodwill	1,269,165
$4,446,727

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

We performed an impairment test of the Permal funds-of-hedge funds contracts indefinite-life intangible asset as of December 12, 2012, because a modification of our employment contracts and other arrangements with the management of Permal that was completed on that day constituted a triggering event. Our test indicated that the funds-of-hedge funds contracts asset was impaired, thereby triggering impairment tests of our other indefinite-life intangible assets and goodwill. As a result of these impairment tests, updated through our annual test date of December 31, 2012, our Permal funds-of-hedge funds contracts and trade name indefinite-life intangible assets and our domestic mutual fund contracts indefinite-life intangible assets were each determined to be partially impaired, resulting in aggregate pre-tax operating charges of $734 million. Neither goodwill nor any other intangible assets were deemed to be impaired. Details of our intangible assets and goodwill and the related impairment tests follow.

No impairment in the value of amortizable intangible assets was recognized during the year ended March 31, 2013, as our estimates of the related future cash flows exceeded the asset carrying values. We also determined that no triggering events had occurred as of March 31, 2013, therefore, no additional indefinite-life intangible asset and goodwill impairment testing was necessary.

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

The estimated remaining useful lives of amortizable intangible assets currently range from one to six years with a weighted-average life of approximately 2.8 years.

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

Our process includes comparison of actual results to prior growth projections. However, differences between actual results and our prior projections are not necessarily indicative of a need to reassess our estimates given that our discounted projected cash flow analyses include projections well beyond three years and variances in the near-years may be offset in subsequent years; fair value assessments are point-in-time; and the consistency of a fair value assessment with other indicators of value that reflect expectations of market participants at that point-in-time is critical evidence of the soundness of the estimate of value. In subsequent periods, we consider the differences in actual results from our prior projections in considering the reasonableness of the growth assumptions used in our current impairment testing.

Discount rates are based on appropriately weighted estimated costs of debt and equity capital using a market participant perspective. We estimate the cost of debt based on published debt rates. We estimate the cost of equity capital based on the Capital Asset Pricing Model, which considers the risk-free interest rate, peer-group betas, and company and equity risk premiums. The equity risk is further adjusted to consider the relative risk associated with each Legg Mason indefinite-life intangible asset and our reporting unit. The discount rates are also calibrated based on an assessment of relevant market values. Continued market uncertainty and the resulting impact on Legg Mason's stock price and our search for a permanent CEO, which was ongoing during our impairment testing process, increase the relative risk associated with all aspects of our business, resulting in higher discount rates in the current year for our evaluation of each of Legg Mason's indefinite-life intangible assets and the reporting unit.

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

The domestic mutual fund contracts acquired in the Citigroup Asset Management (“CAM”) transaction of $2,106 million account for approximately 65% of our indefinite-life intangible assets. As of December 31, 2012, approximately $127 billion of AUM, primarily managed by ClearBridge and Western Asset, are associated with this asset, with approximately 40% in long-term fixed income AUM and 30% in each of equity AUM and liquidity AUM. Although our domestic mutual fund contracts overall have maintained strong recent market performance, previously disclosed uncertainties regarding market conditions and asset flows and more recent assessments of related risk, including risks related to potential regulatory changes in the liquidity business, are reflected in our projected discounted cash flow analyses. As a result of the impact of these factors on our projected discounted cash flow analyses, the related carrying value exceeded its fair value, resulting in an impairment charge of $396 million for the excess. For our impairment test, cash flows from the domestic mutual fund contracts are assumed to have annual growth rates that average approximately 6%, but given current uncertainties, reflect no net AUM flows trending to moderate inflows in years 1 and 2, respectively. Projected cash flows of the domestic mutual fund contracts are discounted at 14.5%, reflecting the business and Legg Mason specific factors noted above.

We believe that investment performance also has a significant influence on our domestic mutual fund contract long-term flows, and that recent improvements in performance will favorably impact our flows, as long as performance is strong. In aggregate, 76% of our domestic mutual fund long-term AUM was in funds that had outpaced their three-year Lipper category average at December 31, 2012, the date through which the testing was completed, which compares to 33% at September 30, 2008. Generally, there tends to be a four to five-year lag before improved investment performance results in increased asset flows.

In addition, we believe a recent reorganization of our distribution platform, which provides an improved focus on the growth of our business, has also favorably impacted our flows. The improvement in investment performance has assisted distribution personnel in selling more products. As a result of improved performance and the reorganization of the distribution platform, our U.S. distribution group had net inflows for the nine months through September 30, 2012, with the quarter ended June 30, 2012 having the highest net inflows since March 2007. Year-to-date results generally compare slightly favorably to the growth assumptions related to the domestic mutual fund contracts asset impairment testing at December 31, 2011. In the past several years, however, such actual to projection comparisons are less favorable, and flows in the last several months have been less consistent and are considered in our current estimates.

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

Goodwill
Goodwill is evaluated at the reporting unit level and is considered for impairment when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. In estimating the implied fair value of the reporting unit, we use valuation techniques based on discounted projected cash flows and EBITDA multiples, similar to techniques employed in analyzing the purchase price of an acquisition. In December 2010, we announced a realignment of our executive management team, which during fiscal 2012, resulted in the combination of our Americas and International divisions into one operating segment, Global Asset Management. Internal management reporting has been modified consistent with this realignment such that discrete financial information regularly received by the chief operating decision maker, our Chief Executive Officer, is at the consolidated Global Asset Management business level. As a result, the former Americas and International operating segments are no longer our reporting units, and subsequently, goodwill is recorded and evaluated at one Global Asset Management reporting unit level. Our Global Asset Management reporting unit consists of the operating businesses of our asset management affiliates and our centralized global distribution operations. In our most recent impairment testing process, all consolidated assets and liabilities were allocated to our single Global Asset Management reporting unit, except deferred tax assets arising from net operating losses not related to any assets or liabilities of the reporting unit. Similarly, the projected operating results of the reporting unit include our holding company corporate costs and overhead, including costs associated with executive management, finance, human resources, legal and compliance, internal audit and other central corporate functions.

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

Discount rates are based on appropriately weighted estimated costs of debt using a market participant perspective, also consistent with the methodology discussed above for indefinite-life intangible assets. For our impairment test during the quarter ended December 31, 2012, the projected cash flows were discounted at 15.0% to determine their present value, reflecting the company/asset specific factors noted above.

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

Recent market evidence regarding control premiums suggests values of 11% to 99% as realistic and common, and we believe such premiums to be a reasonable range of estimation for our equity value. Our market evidence is from a published source for the two years ended December 31, 2011 and includes 56 transactions from the banking and finance and brokerage and investment consulting industry groups with an average control premium value of 43%. As noted above, control premium values specific to public asset manager transactions are limited. However, since 2000, 17 public asset manager transactions available to us had control premium values ranging from 20% to 154%, and averaged 55%. We consider the specific circumstances of our company to determine whether there are specific differences for our situation that make these market control premiums not applicable. We also exclude from our consideration outlying values and transactions with known unique circumstances. Based on our analysis and consideration, we believe the implied control premium of 48% determined by our reporting unit value estimation at December 31, 2012, is reasonable in relation to the range of observed relevant market control premium values. Subsequent to our December 31, 2012 analysis, the market price of Legg Mason common stock has appreciated by more than 20% as of March 31, 2013, which would reduce our implied control premium assuming all other values remain constant.

Stock-Based Compensation
Our stock-based compensation plans include stock options, employee stock purchase plans, market-based performance share awards, restricted stock awards and deferred compensation payable in stock. Under our stock compensation plans, we issue equity awards to directors, officers, and key employees.

In accordance with the applicable accounting guidance, compensation expense for the years ended March 31, 2013, 2012 and 2011, includes compensation cost for all non-vested share-based awards at their grant date fair value amortized over the respective vesting periods on the straight-line method. Also, under the accounting guidance, cash flows related to income tax deductions in excess of or less than the stock-based compensation expense are classified as financing cash flows.

We granted 1.0 million, 0.8 million, and 0.7 million stock options in fiscal 2013, 2012 and 2011, respectively. For additional information on share-based compensation, see Note 11 of Notes to Consolidated Financial Statements.

We determine the fair value of each option grant using the Black-Scholes option-pricing model, except for market-based grants, for which we would use a Monte Carlo option-pricing model. Both models require management to develop estimates regarding certain input variables. The inputs for the Black-Scholes model include: stock price on the date of grant, exercise price of the option, dividend yield, volatility, expected life and the risk-free interest rate, all of which except the grant date stock price and the exercise price require estimates or assumptions. We calculate the dividend yield based upon the average of the historical quarterly dividend payments over a term equal to the expected life of the options. We estimate volatility equally weighted between the historical prices of our stock over a period equal to the expected life of the option and the implied volatility of market listed options at the date of grant. The expected life is the estimated length of time an option will be held before it is either exercised or canceled, based upon our historical option exercise experience. The risk-free interest rate is the rate available for zero-coupon U.S. Government issues with a remaining term equal to the expected life of the options being valued. If we used different methods to estimate our variables for the Black-Scholes and Monte Carlo models, or if we used a different type of option-pricing model, the fair value of our option grants might be different.

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

Substantially all of our deferred tax assets relate to U.S. and U.K. taxing jurisdictions. As of March 31, 2013, U.S. federal deferred tax assets aggregated $771 million, realization of which is expected to require $4.2 billion of future U.S. earnings, approximately $332 million of which must be in the form of foreign source income. Deferred tax assets generated in U.S. jurisdictions resulting from net operating losses generally expire 20 years after they are generated and those resulting from foreign tax credits generally expire 10 years after they are generated. Based on estimates of future taxable income, using assumptions consistent with those used in our goodwill impairment testing, it is more likely than not that current federal tax benefits relating to net operating losses are realizable and no valuation allowance is necessary at this time. With respect to those resulting from foreign tax credits, it is more likely than not that tax benefits relating to the utilization of $36.3 million foreign tax credits as credits will not be realized and an additional valuation allowance of $17.1 million was recorded in fiscal 2013 with respect thereto. In addition, a valuation allowance was established in prior years for the substantial portion of our deferred tax assets relating to U.K. taxing jurisdictions. While tax planning may enhance our positions, the realization of current tax benefits is not dependent on any significant tax strategies.

As of March 31, 2013, U.S. state deferred tax assets aggregated $173 million. Due to state tax planning which will allow for the utilization of net operating losses generated in certain jurisdictions, we recognized a net valuation allowance release of $2.0 million during fiscal 2013. Due to the uncertainty of future state apportionment factors and future effective state tax rates, the value of state net operating loss benefits ultimately realized may vary.

A net valuation allowance release of $3.5 million in fiscal 2013 primarily related to the full release of the valuation allowance on deferred tax assets related to Australia and Singapore offset by an establishment of a valuation allowance against certain U.K. deferred tax assets. To the extent our analysis of the realization of deferred tax assets relies on deferred tax liabilities, we have considered the timing, nature and jurisdiction of reversals, as well as, future increases relating to the tax amortization of goodwill and indefinite-life intangible assets. In the event we determine all or any portion of our deferred tax assets that are not already subject to a valuation allowance are not realizable, we will be required to establish a valuation allowance by a charge to the income tax provision in the period in which that determination is made. Depending on the facts and circumstances, the charge could be material to our earnings.

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

Management assessed the effectiveness of Legg Mason's internal control over financial reporting as of March 31, 2013, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on that assessment, management concluded that, as of March 31, 2013, Legg Mason's internal control over financial reporting is effective based on the criteria established in the COSO framework.

The effectiveness of Legg Mason's internal control over financial reporting as of March 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein, which expresses an unqualified opinion on the effectiveness of Legg Mason's internal control over financial reporting as of March 31, 2013.

Joseph A. Sullivan
President, Chief Executive Officer and Director

Peter H. Nachtwey, Senior Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of Legg Mason, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Legg Mason, Inc. and its subsidiaries ("the Company") at March 31, 2013 and March 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Baltimore, Maryland
May 24, 2013

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$933,036	$1,382,263
Cash and cash equivalents of consolidated investment vehicles	46,541	26,139
Restricted cash	8,812	2,167
Receivables:
Investment advisory and related fees	350,726	333,777
Other	72,392	100,060
Investment securities	371,080	412,119
Investment securities of consolidated investment vehicles	24,792	31,575
Deferred income taxes	85,257	117,391
Other	48,239	51,977
Other assets of consolidated investment vehicles	1,987	326
Total Current Assets	1,942,862	2,457,794
Fixed assets, net	201,819	239,411
Intangible assets, net	3,177,562	3,856,866
Goodwill	1,269,165	1,275,045
Investments of consolidated investment vehicles	210,553	294,853
Deferred income taxes	279,361	142,706
Other	187,274	287,653
Other assets of consolidated investment vehicles	1,064	1,419
Total Assets	$7,269,660	$8,555,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued compensation	$351,965	$409,759
Accounts payable and accrued expenses	214,803	195,808
Short-term borrowings	—	250,000
Current portion of long-term debt	50,438	1,278
Other	74,940	114,840
Other current liabilities of consolidated investment vehicles	10,320	4,097
Total Current Liabilities	702,466	975,782
Deferred compensation	56,809	57,339
Deferred income taxes	161,298	242,567
Other	204,446	167,544
Other liabilities of consolidated investment vehicles	2,930	3,872
Long-term debt	1,094,516	1,135,614
Long-term debt of consolidated investment vehicles	207,835	271,707
Total Liabilities	2,430,300	2,854,425

Commitments and Contingencies (Note 8)

Redeemable Noncontrolling Interests	21,009	24,031

Stockholders’ Equity
Common stock, par value $.10; authorized 500,000,000 shares; issued 125,341,361 shares in 2013 and 139,874,034 shares in 2012	12,534	13,987
Additional paid-in capital	3,449,190	3,864,216
Employee stock trust	(32,623)	(32,419)
Deferred compensation employee stock trust	32,623	32,419
Retained earnings	1,304,259	1,715,395
Appropriated retained earnings for consolidated investment vehicle	4,829	12,221
Accumulated other comprehensive income, net	47,539	71,472
Total Stockholders’ Equity	4,818,351	5,677,291
Total Liabilities and Stockholders’ Equity	$7,269,660	$8,555,747
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollars in thousands, except per share amounts)

	Years Ended March 31,
	2013	2012	2011
OPERATING REVENUES
Investment advisory fees:
Separate accounts	$730,326	$775,534	$815,633
Funds	1,446,066	1,491,325	1,486,615
Performance fees	98,568	49,499	96,661
Distribution and service fees	330,480	340,966	379,161
Other	7,210	5,250	6,247
Total Operating Revenues	2,612,650	2,662,574	2,784,317
OPERATING EXPENSES
Compensation and benefits	1,188,470	1,109,671	1,140,305
Transition-related compensation	—	34,638	45,048
Total Compensation and benefits	1,188,470	1,144,309	1,185,353
Distribution and servicing	600,644	649,739	712,839
Communications and technology	149,645	164,712	161,969
Occupancy	171,941	154,816	137,861
Amortization of intangible assets	14,019	19,574	22,913
Impairment of intangible assets	734,000	—	—
Other	188,430	190,671	176,574
Total Operating Expenses	3,047,149	2,323,821	2,397,509
OPERATING INCOME (LOSS)	(434,499)	338,753	386,808
OTHER NON-OPERATING INCOME (EXPENSE)
Interest income	7,590	11,481	9,246
Interest expense	(62,919)	(87,584)	(92,157)
Other income (expense), net, including $68,975 debt extinguishment loss in 2013	(17,958)	22,097	59,596
Other non-operating income (loss) of consolidated investment vehicles, net	(2,821)	18,336	1,704
Total Other Non-Operating Income (Expense)	(76,108)	(35,670)	(21,611)
INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)	(510,607)	303,083	365,197
Income tax provision (benefit)	(150,859)	72,052	119,434
NET INCOME (LOSS)	(359,748)	231,031	245,763
Less: Net income (loss) attributable to noncontrolling interests	(6,421)	10,214	(8,160)
NET INCOME (LOSS) ATTRIBUTABLE TO LEGG MASON, INC.	$(353,327)	$220,817	$253,923

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO LEGG MASON, INC. COMMON SHAREHOLDERS
Basic	$(2.65)	$1.54	$1.63
Diluted	$(2.65)	$1.54	$1.63
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Years Ended March 31,
	2013	2012	2011
NET INCOME (LOSS)	$(359,748)	$231,031	$245,763
Other comprehensive income (loss):
Foreign currency translation adjustment	(23,945)	(22,098)	35,159
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses), net of tax provision (benefit) of $(1), $132 and $(22), respectively	(1)	198	(33)
Reclassification adjustment for losses included in net income (loss)	13	11	8
Net unrealized gains (losses) on investment securities	12	209	(25)
Total other comprehensive income (loss)	(23,933)	(21,889)	35,134
COMPREHENSIVE INCOME (LOSS)	(383,681)	209,142	280,897
Less: Comprehensive income (loss) attributable to noncontrolling interests	(6,421)	10,214	(8,160)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO LEGG MASON, INC.	$(377,260)	$198,928	$289,057
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Years Ended March 31,
	2013	2012	2011
COMMON STOCK
Beginning balance	$13,987	$15,022	$16,144
Stock options and other stock-based compensation	8	17	64
Deferred compensation employee stock trust	8	7	7
Deferred compensation, net	192	124	152
Exchangeable shares	—	—	110
Equity Units exchanged	—	183	—
Employee tax withholdings by net share transactions	(41)	(6)	—
Shares repurchased and retired	(1,620)	(1,360)	(1,455)
Ending balance	12,534	13,987	15,022
SHARES EXCHANGEABLE INTO COMMON STOCK
Beginning balance	—	—	2,760
Exchanges	—	—	(2,760)
Ending balance	—	—	—
ADDITIONAL PAID-IN CAPITAL
Beginning balance	3,864,216	4,111,095	4,447,612
Stock options and other stock-based compensation	5,198	16,508	31,674
Deferred compensation employee stock trust	1,803	2,020	2,673
Deferred compensation, net	44,246	32,193	34,619
Exchangeable shares	—	—	2,650
Equity Units exchanged	—	102,831	35,877
Employee tax withholdings by net share transactions	(11,303)	(1,525)	—
Shares repurchased and retired	(423,855)	(398,906)	(444,010)
Allocation from 2.5% Convertible Senior Notes repurchase, net of tax	(31,115)	—	—
Ending balance	3,449,190	3,864,216	4,111,095
EMPLOYEE STOCK TRUST
Beginning balance	(32,419)	(34,466)	(33,095)
Shares issued to plans	(1,811)	(2,027)	(2,136)
Distributions and forfeitures	1,607	4,074	765
Ending balance	(32,623)	(32,419)	(34,466)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	32,419	34,466	33,095
Shares issued to plans	1,811	2,027	2,136
Distributions and forfeitures	(1,607)	(4,074)	(765)
Ending balance	32,623	32,419	34,466
RETAINED EARNINGS
Beginning balance	1,715,395	1,539,984	1,316,981
Net income (loss) attributable to Legg Mason, Inc.	(353,327)	220,817	253,923
Dividends declared	(57,809)	(45,406)	(30,920)
Ending balance	1,304,259	1,715,395	1,539,984
APPROPRIATED RETAINED EARNINGS FOR CONSOLIDATED INVESTMENT VEHICLE
Beginning balance	12,221	10,922	—
Cumulative effect of change in accounting principle	—	—	24,666
Net income (loss) reclassified to appropriated retained earnings	(7,392)	1,299	(13,744)
Ending balance	4,829	12,221	10,922
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET
Beginning balance	71,472	93,361	58,227
Net unrealized holding gains (losses) on investment securities	12	209	(25)
Foreign currency translation adjustment	(23,945)	(22,098)	35,159
Ending balance	47,539	71,472	93,361
TOTAL STOCKHOLDERS’ EQUITY	$4,818,351	$5,677,291	$5,770,384

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended March 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(359,748)	$231,031	$245,763
2.5% Convertible Senior Notes:
Allocation of repurchase payment	(216,038)	—	—
Loss on extinguishment	68,975	—	—
Adjustments to reconcile Net Income (Loss) to net cash provided by operations:
Impairment of intangible assets	734,000	—	—
Depreciation and amortization	87,848	93,795	102,748
Imputed interest for 2.5% Convertible Senior Notes	5,839	39,077	36,688
Accretion and amortization of securities discounts and premiums, net	3,295	4,552	4,539
Stock-based compensation	58,983	48,735	56,245
Net gains on investments	(43,684)	(1,714)	(58,851)
Net losses (gains) of consolidated investment vehicles	5,358	(6,711)	3,959
Deferred income taxes	(157,355)	49,192	80,272
Other	1,725	(12,191)	5,393
Decrease (increase) in assets:
Investment advisory and related fees receivable	(11,045)	31,790	(13,794)
Net sales (purchases) of trading and other current investments	189,347	(40,020)	(55,540)
Other receivables	(9,712)	1,432	1,962
Other assets	(1,605)	1,810	(20,923)
Other assets of consolidated investment vehicles	(14,378)	53,720	25,880
Increase (decrease) in liabilities:
Accrued compensation	(54,964)	42,763	75,970
Deferred compensation	(530)	(35,148)	(44,825)
Accounts payable and accrued expenses	8,690	(11,147)	(251)
Other liabilities	3,112	28,135	(49,954)
Other liabilities of consolidated investment vehicles	5,219	(22,332)	16,859
CASH PROVIDED BY OPERATING ACTIVITIES	303,332	496,769	412,140
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for fixed assets	(38,351)	(31,822)	(32,904)
Business acquisition, net of cash acquired	(55,277)	—	—
Proceeds from sale of assets	—	3,060	—
Change in restricted cash	(7,245)	11,221	—
Purchases of investment securities	(5,787)	(6,493)	(8,430)
Proceeds from sales and maturities of investment securities	5,272	6,197	9,077
Purchases of investments by consolidated investment vehicles	(98,374)	(141,727)	(173,261)
Proceeds from sales and maturities of investments by consolidated investment vehicles	188,739	161,894	161,047
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$(11,023)	$2,330	$(44,471)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Dollars in thousands)

	Years Ended March 31,
	2013	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of short-term borrowings	$(250,000)	$—	$—
Third-party distribution financing, net	—	—	(1,639)
Repayment of 2.5% Convertible Senior Notes, net of operating allocation	(1,040,212)	(1,014)	(3,515)
Repayment of long-term debt	(9,006)	—	—
Repayment of long-term debt of consolidated investment vehicles	(75,561)	—	—
Proceeds from issuance of long-term debt	1,143,246	—	—
Debt issuance costs	(10,289)	—	—
Issuance of common stock	1,986	4,538	14,440
Repurchase of common stock, including net shares	(436,818)	(401,797)	(445,465)
Dividends paid	(55,250)	(43,602)	(26,813)
Net repayments of consolidated investment vehicles	—	(18,309)	(7,025)
Net (redemptions/distributions paid to)/subscriptions received from noncontrolling interest holders	(3,993)	(21,596)	1,551
CASH USED IN FINANCING ACTIVITIES	(735,897)	(481,780)	(468,466)
EFFECT OF EXCHANGE RATES ON CASH	(5,639)	(10,974)	10,827
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(449,227)	6,345	(89,970)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,382,263	1,375,918	1,465,888
CASH AND CASH EQUIVALENTS AT END OF YEAR	$933,036	$1,382,263	$1,375,918
SUPPLEMENTAL DISCLOSURE
Cash paid for:
Income taxes, net of refunds of $(2,313), $(12,034), and $(12,090), respectively	$32,318	$24,552	$39,524
Interest	40,262	41,039	46,620

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts or unless otherwise noted)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
Legg Mason, Inc. ("Parent") and its subsidiaries (collectively, "Legg Mason") are principally engaged in providing asset management and related financial services to individuals, institutions, corporations and municipalities.

The consolidated financial statements include the accounts of the Parent and its subsidiaries in which it has a controlling financial interest. Generally, an entity is considered to have a controlling financial interest when it owns a majority of the voting interest in an entity. Legg Mason is also required to consolidate any variable interest entity ("VIE") in which it is considered to be the primary beneficiary. See Note 17 for a further discussion of VIEs. All material intercompany balances and transactions have been eliminated.

Where appropriate, prior years financial statement amounts reflect reclassifications of certain less significant items to conform to the current year presentation.

All references to fiscal 2013, 2012 or 2011, refer to Legg Mason's fiscal year ended March 31 of that year.

Use of Estimates
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and the applicable rules and regulations of the Securities and Exchange Commission (the "SEC"), which require management to make assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes, including revenue recognition, valuation of financial instruments, intangible assets and goodwill, stock-based compensation, income taxes, and consolidation. Management believes that the estimates used are reasonable, although actual amounts could differ from the estimates and the differences could have a material impact on the consolidated financial statements.

Consolidation
Legg Mason applies Accounting Standards Codification ("ASC") Topic 810, "Consolidation," (Statement of Financial Accounting Standards No. 167, "Amendments to Financial Accounting Standards Board Interpretation No. 46(R)") ("SFAS No. 167"), relating to the consolidation of VIEs, which includes guidance for determining who should consolidate a VIE, when it is necessary to reassess who should consolidate a VIE, and for the assessment of which entities are VIEs. However, certain investment funds, including money market funds, qualify for a deferral of the application of SFAS No. 167 and continue to be assessed for consolidation under prior guidance, ASC Topic 810, "Consolidation," (Financial Accounting Standards Board Interpretation No. 46(R), "Consolidation of Variable Interest Entities — an interpretation of ARB No. 51") ("FIN 46(R)").

In the normal course of its business, Legg Mason sponsors and is the manager of various types of investment vehicles. Certain of these investment vehicles are considered to be VIEs while others are considered to be voting rights entities ("VREs") subject to traditional consolidation concepts based on ownership rights. For its services, Legg Mason is entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinate management fees or other incentive fees. Legg Mason did not sell or transfer assets to any of the VIEs or VREs. Legg Mason's exposure to risk in these entities is generally limited to any equity investment it has made or is required to make and any earned but uncollected management fees. Uncollected management fees from these VIEs were not material at March 31, 2013 and 2012. Legg Mason has not issued any investment performance guarantees to these VIEs, VREs or their investors. Investment vehicles that are considered VREs are consolidated if Legg Mason has a controlling financial interest in the investment vehicle, absent substantive investor rights to replace the manager of the entity (kick-out rights).

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

Under both the revised accounting guidance and prior guidance, Legg Mason must consolidate VIEs for which it is deemed to be the primary beneficiary. As of March 31, 2013 and 2012, Legg Mason's Consolidated Balance Sheets reflect $224,193 and $291,853, respectively, in assets, and $207,835 and $271,707, respectively, in debt issued by a CLO, despite the fact that the assets cannot be used by Legg Mason, nor is Legg Mason obligated for the debt. The consolidation of the CLO had no impact on Net Income Attributable to Legg Mason, Inc.'s common shareholders. See Note 17 for additional information related to the application of the amended VIE consolidation model and the required disclosures.

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

For equity investments where Legg Mason does not control the investee, and where it is not the primary beneficiary of a VIE, but can exert significant influence over the financial and operating policies of the investee, Legg Mason follows the equity method of accounting. The evaluation of whether Legg Mason can exert control or significant influence over the financial and operational policies of an investee requires significant judgment based on the facts and circumstances surrounding each individual investment. Factors considered in these evaluations may include investor voting or other rights, any influence Legg Mason may have on the governing board of the investee, the legal rights of other investors in the entity pursuant to the fund's operating documents and the relationship between Legg Mason and other investors in the entity. Substantially all of Legg Mason's equity method investees are investment companies which record their underlying investments at fair value. Therefore, under the equity method of accounting, Legg Mason's share of the investee's underlying net income or loss predominantly represents fair value adjustments in the investments held by the equity method investee. Legg Mason's share of the investee's net income or loss is based on the most current information available and is recorded as a net gain (loss) on investments within non-operating income (expense). A significant portion of earnings (losses) attributable to Legg Mason's equity method investments has offsetting compensation expense adjustments under revenue sharing agreements and deferred compensation arrangements, therefore, fluctuations in the market value of these investments will not have a material impact on Net Income (Loss) Attributable to Legg Mason, Inc.

Legg Mason also holds debt and marketable equity investments which are classified as available-for-sale, held-to-maturity or trading. Debt and marketable equity securities classified as available-for-sale are reported at fair value and resulting unrealized gains and losses are reflected in stockholders' equity, noncontrolling interests, and comprehensive income (loss), net of applicable income taxes. Debt securities, for which there is positive intent and ability to hold to maturity, are classified as held-to-maturity and are recorded at amortized cost. Amortization of discount or premium is recorded under the interest method and is included in interest income. Certain investment securities, including those held by consolidated investment vehicles ("CIVs"), are classified as trading securities. These investments are recorded at fair value and unrealized gains and losses are included in current period earnings. Realized gains and losses for all investments are included in current period earnings.

Equity and fixed income securities classified as trading or available-for-sale are valued using closing market prices for listed instruments or broker price quotations, when available. Fixed income securities may also be valued using valuation models and estimates based on spreads to actively traded benchmark debt instruments with readily available market prices.

Legg Mason evaluates its non-trading investment securities for "other-than-temporary" impairment. Impairment may exist when the fair value of an investment security has been below the adjusted cost for an extended period of time. If an "other-than-temporary" impairment is determined to exist, the amount of impairment that relates to credit losses is recognized as a charge to income. As of March 31, 2013, 2012 and 2011, the amount of temporary unrealized losses for investment securities not recognized in income was not material.

For investments in illiquid or privately-held securities for which market prices or quotations may not be readily available, including certain investments held by CIVs, management estimates the value of the securities using a variety of methods and resources, including the most current available financial information for the investment and the industry.

In addition to the financial instruments described above and the derivative instruments and CLO loans, bonds and debt, described below, other financial instruments that are carried at fair value or amounts that approximate fair value include Cash and cash equivalents and Short-term borrowings. The fair values of Long-term debt at March 31, 2013 and 2012, aggregated $1,206,166 and $1,214,245, respectively. The carrying value of the five-year term loan approximates fair value because the debt is a credit facility with a variable interest rate based on a short-term rate. These fair values were estimated using publicly quoted market prices or discounted cash flow analyses, as appropriate, and were classified as Level 2 in the fair value hierarchy as described below.

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

Legg Mason has not designated any financial instruments for hedge accounting, as defined in the accounting literature, during the periods presented. The gains or losses on derivative instruments not designated for hedge accounting are included as Other income (expense) or Other non-operating income (expense) in the Consolidated Statements of Income (Loss), with the exception of gains and losses on derivative instruments of CIVs, which are recorded as Other non-operating income (expense) of consolidated investment vehicles, net, in the Consolidated Statements of Income (Loss).

Fair Value Measurements
Accounting guidance for fair value measurements defines fair value and establishes a framework for measuring fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Under accounting guidance, a fair value measurement should reflect all of the assumptions that market participants would use in pricing the asset or liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of non-performance.

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

Legg Mason's financial instruments are measured and reported at fair value and are classified and disclosed in one of the following categories:

Level 1 — Financial instruments for which prices are quoted in active markets, which, for Legg Mason, include investments in publicly traded mutual funds with quoted market prices and equities listed in active markets.

Level 2 — Financial instruments for which: prices are quoted for similar assets and liabilities in active markets; prices are quoted for identical or similar assets in inactive markets; or prices are based on observable inputs, other than quoted prices, such as models or other valuation methodologies. For Legg Mason, this category may include repurchase agreements, fixed income securities, and certain proprietary fund products. This category also includes CLO loans and derivative liabilities of a CIV.

Level 3 — Financial instruments for which values are based on unobservable inputs, including those for which there is little or no market activity. This category includes investments in partnerships, limited liability companies, private equity funds and CLO debt of a CIV. This category may also include certain proprietary fund products with redemption restrictions.

The valuation of an asset or liability may involve inputs from more than one level of the hierarchy. The level in the fair value hierarchy in which a fair value measurement falls in its entirety is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

Exchange traded options are valued using the last sale price or, in the absence of a sale, the last offering price. Options traded over the counter are valued using dealer supplied valuations. Options are classified as Level 1. Futures contracts are valued at the last settlement price at the end of each day on the exchange upon which they are traded and are classified as Level 1.

As a practical expedient, Legg Mason relies on the NAV of certain investments as their fair value. The NAVs that have been provided by investees are derived from the fair values of the underlying investments as of the reporting date.

Any transfers between categories are measured at the beginning of the period.

See Note 3 for additional information regarding fair value measurements.

Fair Value Option
Legg Mason has elected the fair value option for certain eligible assets and liabilities, including corporate loans and debt, of a CLO it is consolidating (see Note 17). Management believes that the use of the fair value option eliminates certain timing differences and better matches the changes in fair value of assets and liabilities related to the CLO. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are reported in earnings. The decision to elect the fair value option is determined on an instrument by instrument basis, must be applied to an entire instrument, and is irrevocable once elected. Assets and liabilities which are measured at fair value pursuant to the fair value option are included in the assets and liabilities of consolidated investment vehicles in the Consolidated Balance Sheets. At this time, the Company has not elected to apply the fair value option to any of its other financial instruments.

Appropriated Retained Earnings
Upon the election of the fair value option for eligible assets and liabilities of the CLO described above, Legg Mason recorded a cumulative effect adjustment to Appropriated retained earnings for consolidated investment vehicle on the Consolidated Balance Sheets equal to the difference between the fair values of the CLO's assets and liabilities. This difference is recorded as "Appropriated retained earnings" because the investors in the CLO, not Legg Mason shareholders, will ultimately realize any benefits or losses associated with the CLO. Changes in the fair values of the CLO assets and liabilities are recorded as Net income (loss) attributable to noncontrolling interests in the Consolidated Statements of Income (Loss) and Appropriated retained earnings for consolidated investment vehicle in the Consolidated Balance Sheets.

Fixed Assets
Fixed assets primarily consist of equipment, software and leasehold improvements. Equipment consists primarily of communications and technology hardware and furniture and fixtures. Software includes both purchased software and internally developed software. Fixed assets are reported at cost, net of accumulated depreciation and amortization. Depreciation and amortization are determined by use of the straight-line method. Equipment is depreciated over the estimated useful lives of the assets, generally ranging from three to eight years. Software is amortized over the estimated useful lives of the assets, which are generally three years. Leasehold improvements are amortized or depreciated over the initial term of the lease unless options to extend are likely to be exercised. Maintenance and repair costs are expensed as incurred.

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

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Indefinite-life intangible assets and goodwill are not amortized for book purposes. Given the relative significance of intangible assets and goodwill to the Company's consolidated financial statements, on a quarterly basis Legg Mason considers if triggering events have occurred that may indicate that the fair values have declined below their respective carrying amounts. Triggering events may include significant adverse changes in the Company's business, legal or regulatory environment, loss of key personnel, significant business dispositions, or other events, including changes in economic arrangements with our affiliates that will impact future operating results. If a triggering event has occurred, the Company will perform tests, which include critical reviews of all significant assumptions, to determine if any intangible assets or goodwill are impaired. At a minimum, the Company performs these tests annually at December 31, for indefinite-life intangible assets and goodwill, considering factors such as projected cash flows and revenue multiples, to determine whether the value of the assets is impaired and the indefinite-life assumptions are appropriate. If an asset is impaired, the difference between the value of the asset reflected on the financial statements and its current fair value is recognized as an expense in the period in which the impairment is determined. The fair values of intangible assets subject to amortization are reviewed at each reporting period using an undiscounted cash flow analysis. For intangible assets with indefinite lives, fair value is determined from a market participant's perspective based on projected discounted cash flows, which take into consideration estimates of future fees, profit margins, growth rates, taxes, and discount rates. Goodwill is evaluated at the reporting unit level, and is considered for impairment when the carrying value of the reporting unit exceeds the implied fair value of the reporting unit. In estimating the fair value of the reporting unit, Legg Mason uses valuation techniques principally based on discounted projected cash flows and EBITDA multiples, similar to techniques employed in analyzing the purchase price of an acquisition. Goodwill is deemed to be recoverable at the reporting unit level, which is also the operating segment level that Legg Mason defines as the Global Asset Management segment. This results from the fact that the chief operating decision maker, Legg Mason's Chief Executive Officer, regularly receives discrete financial information at the consolidated Global Asset Management business level and does not regularly receive discrete financial information, such as operating results, at any lower level, such as the asset management affiliate level. Prior to fiscal 2012, Legg Mason's reporting units were its Americas and International divisions. Allocations of goodwill for management restructures, acquisitions and dispositions are based on relative fair values of the respective businesses restructured, added to or sold from the divisions.

See Note 5 for additional information regarding intangible assets and goodwill and Note 16 for additional business segment information.

Translation of Foreign Currencies
Assets and liabilities of foreign subsidiaries that are denominated in non-U.S. dollar functional currencies are translated at exchange rates as of the Consolidated Balance Sheet dates. Revenues and expenses are translated at average exchange rates during the period. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars are included in stockholders' equity and comprehensive income (loss). Gains or losses resulting from foreign currency transactions are included in Net Income (Loss).

Investment Advisory Fees
Legg Mason earns investment advisory fees on assets in separately managed accounts, investment funds, and other products managed for Legg Mason's clients. These fees are primarily based on predetermined percentages of the market value of the assets under management ("AUM"), are recognized over the period in which services are performed and may be billed in advance of the period earned based on AUM at the beginning of the billing period in accordance with the related advisory contracts. Revenue associated with advance billings is deferred and included in Other (current) liabilities in the Consolidated Balance Sheets and is recognized over the period earned. Performance fees may be earned on certain investment advisory contracts for exceeding performance benchmarks on a relative or absolute basis, depending on the product, and are recognized at the end of the performance measurement period. Accordingly, neither advanced billings nor performance fees are subject to reversal. The largest portion of performance fees are earned based on 12-month performance periods that end in differing quarters during the year, with a portion also based on quarterly performance periods. Of Legg Mason's total AUM at each period ended as of March 31, 2013, 2012 and 2011, approximately 6% was in accounts that were eligible to earn performance fees.

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

Management periodically tests the deferred sales commission asset for impairment by reviewing the changes in value of the related shares, the relevant market conditions and other events and circumstances that may indicate an impairment in value has occurred. If these factors indicate an impairment in value, management compares the carrying value to the estimated undiscounted cash flows expected to be generated by the asset over its remaining life. If management determines that the deferred sales commission asset is not fully recoverable, the asset will be deemed impaired and a loss will be recorded in the amount by which the recorded amount of the asset exceeds its estimated fair value. For the years ended March 31, 2013, 2012 and 2011, no impairment charges were recorded. Deferred sales commissions, included in Other non-current assets in the Consolidated Balance Sheets, were $8,259 and $9,510 at March 31, 2013 and 2012, respectively.

Income Taxes
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred income tax assets are subject to a valuation allowance if, in management's opinion, it is more likely than not that these benefits will not be realized. Legg Mason's deferred income taxes principally relate to net operating loss and other carryforward benefits, business combinations, amortization of intangible assets and accrued compensation.

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

See Note 7 for additional information regarding income taxes.

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

In accordance with the applicable accounting guidance, compensation expense includes costs for all non-vested share-based awards at their grant date fair value amortized over the respective vesting periods on the straight-line method. Legg Mason determines the fair value of stock options using the Black-Scholes option-pricing model, with the exception of market-based performance grants, which would be valued with a Monte Carlo option-pricing model. See Note 11 for additional information regarding stock-based compensation.

Earnings Per Share
Basic earnings per share attributable to Legg Mason, Inc. common shareholders ("EPS") is calculated by dividing Net Income (Loss) Attributable to Legg Mason, Inc. by the weighted-average number of shares outstanding. The calculation of weighted-average shares includes common shares, shares exchangeable into common stock and certain unvested share-based payment awards that are considered participating securities because they contain nonforfeitable rights to dividends. Diluted EPS is similar to basic EPS, but adjusts for the effect of potential common shares unless they are antidilutive. For periods with a net loss, potential common shares are considered antidilutive. See Note 12 for additional discussion of EPS.

Restructuring Costs
In May 2010, Legg Mason's management committed to a plan to streamline its business model as further described in Note 15. The streamlining initiative was completed as of March 31, 2012. The costs associated with this initiative primarily related to employee termination benefits, incentives to retain employees during the transition period, charges for consolidating leased office space, and contract termination costs. Termination benefits, including severance and retention incentives, were recorded as Transition-related compensation in the Consolidated Statements of Income (Loss). These compensation items required employees to provide future service and were therefore expensed ratably over the required service period. Contract termination and other costs were expensed when incurred.

Capital Plan
In May 2012, Legg Mason implemented a capital plan for the refinancing/restructuring of debt, the completion of the existing share repurchase authorization, and the authorization of further share repurchases. As a result, Net Income (Loss) Attributable to Legg Mason, Inc. for the year ended March 31, 2013, includes a pre-tax loss on debt extinguishment of $68,975 and a net reduction in outstanding debt obligations of $350,000. See Notes 6 and 12 for further details.

Other Developments
On December 12, 2012, the Company modified its employment and other arrangements with the management of its investment management affiliate The Permal Group, Ltd ("Permal"). These modifications included the Company investing in the Permal business in part by sharing certain compensation and other costs that result in lower margins from the business at current revenue levels in exchange for higher margins at significantly increased revenue levels. In addition, the Company and Permal are engaged in implementing a profits interest management equity plan for key employees that will entitle them to participate in 15% of the future growth in value of the Permal business.

Noncontrolling Interests
Noncontrolling interests related to CIVs are classified as redeemable noncontrolling interests if investors in these funds may request withdrawals at any time. There are no nonredeemable noncontrolling interests as of March 31, 2013, 2012 and 2011. As noted above, Net income (loss) attributable to noncontrolling interests in the Consolidated Statements of Income (Loss) also includes Net income (loss) reclassified to appropriated retained earnings for consolidated investment vehicle in the Consolidated Balance Sheets.

Net income (loss) attributable to noncontrolling interests for the years ended March 31, 2013, 2012 and 2011, included the following amounts:

	2013	2012	2011
Net income attributable to redeemable noncontrolling interests	$971	$8,915	$5,584
Net Income (loss) reclassified to appropriated retained earnings for consolidated investment vehicle	(7,392)	1,299	(13,744)
Total	$(6,421)	$10,214	$(8,160)

Redeemable noncontrolling interests as of and for the years ended March 31, 2013, 2012 and 2011, included the following amounts:

	2013	2012	2011
Balance, beginning of period	$24,031	$36,712	$29,577
Net income attributable to redeemable noncontrolling interests	971	8,915	5,584
Net (redemptions/distributions paid to)/subscriptions received from noncontrolling interest holders	(3,993)	(21,596)	1,551
Balance, end of period	$21,009	$24,031	$36,712

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

In July 2012, the FASB updated the guidance on the annual indefinite-lived intangible asset tests for impairment. The update permits companies to assess qualitative factors to determine if it is more likely than not that the fair value of the intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the currently required quantitative fair value assessment. This update will be effective for Legg Mason in fiscal 2014. This update is not expected to have a material effect on Legg Mason's recorded indefinite-lived assets, and Legg Mason is still evaluating its adoption.

In January 2013, the FASB updated the guidance on a parent's accounting for a cumulative translation adjustment upon the sale, transfer, or liquidation of a foreign subsidiary entity. The update states that a cumulative translation adjustment should be released into earnings only if an entity ceases to have a controlling financial interest in a foreign subsidiary or a group of assets within a foreign subsidiary, and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. This update will be effective for Legg Mason in fiscal 2014. This update is not expected to have a material effect on Legg Mason's cumulative translation adjustment and Legg Mason is still evaluating the impact of its adoption.

2. ACQUISITIONS
On March 13, 2013, Permal, a wholly-owned subsidiary of Legg Mason, completed the acquisition of all of the outstanding share capital of Fauchier Partners Management, Limited ("Fauchier"), a leading European based manager of funds-of-hedge funds, from BNP Paribas Investment Partners, S.A. in accordance with a Sale and Purchase Agreement ("SPA") entered into in December 2012. This transaction significantly expands Permal's institutional business, creating a global institutional capability across geographies and client profiles. At the time of acquisition Fauchier managed assets of approximately $5,400,000.

The initial purchase price was a cash payment of $63,433, which was funded from existing cash resources. In addition, contingent consideration of up to approximately $23,000 and approximately $30,000, using exchange rates as of March 31, 2013, may be due on the second and fourth anniversaries of closing, respectively, dependent on achieving certain financial targets and subject to a catch up adjustment. The contingent consideration liability established at closing had an acquisition date fair value of $21,566, which represents the present value of the contingent consideration expected to be paid and is included in Other liabilities in the Consolidated Balance Sheet. Any changes in estimates for the fair value of the contingent consideration will be recorded as Other non-operating income (loss) in the Consolidated Statements of Income (Loss).

A summary of the fair values of the assets acquired and liabilities assumed are as follows:

Cash (1)	$8,156
Receivables (1)	12,174
Amortizable asset management contracts	2,865
Indefinite-life fund management contracts	65,126
Goodwill (1)	28,983
Other current liabilities, net (1)	(16,667)
Contingent consideration	(21,566)
Deferred tax liability	(15,638)
Total net assets acquired	$63,433
(1) Subject to adjustment for amounts ultimately realized, as provided for in the SPA

The fair value of the amortizable asset management contracts are being amortized over a period of 6 years. None of the acquired intangible assets or goodwill are deductible for local tax purposes.

Management estimated the fair values of the indefinite-life fund management contracts based upon discounted cash flow analyses and the contingent consideration expected to be paid based upon revenue projections, using unobservable market data inputs, which are Level 3 measurements. As is typical with the acquisition of a portion of a business from a larger financial services firm with other related operations, Legg Mason expects some initial contraction in the acquired business. The significant assumptions used in these analyses included projected cash flows, revenues and discount rates, summarized as follows:

	Projected Cash Flow Growth Rates	Discount Rate
Indefinite-life fund management contracts	(35)% to 11% (weighted-average - 6% )	16.0%

	Projected Revenue Growth Rates
Contingent consideration	(23)% to 3% (weighted-average - (6)%)	2.0%

The Company has not presented pro forma combined results of operations for this acquisition because the results of operations as reported in the accompanying Consolidated Statements of Income would not have been materially different. The post-acquisition financial results of Fauchier included in Legg Mason's consolidated financial results for the year ended March 31, 2013 were not significant. Legg Mason incurred acquisition costs of $1,380, which is included in Other operating expenses in the Consolidated Statement of Income (Loss).

3. INVESTMENTS AND FAIR VALUES OF ASSETS AND LIABILITIES
The disclosures below include details of Legg Mason's assets and liabilities that are measured at fair value, excluding the assets and liabilities of CIVs. See Note 17, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the assets and liabilities of CIVs that are measured at fair value.

Legg Mason has investments in debt and equity securities that are generally classified as trading as described in Note 1. Investments as of March 31, 2013 and 2012, are as follows:

	2013	2012
Investment securities:
Current investments	$371,080	$412,119
Available-for-sale	12,400	11,913
Other(1)	99	112
Total	$383,579	$424,144

(1)	Includes investments in private equity securities that do not have readily determinable fair values.

The net unrealized and realized gain (loss) for investment securities classified as trading was $18,260, $(6,063) and $28,355 for fiscal 2013, 2012 and 2011, respectively.

Legg Mason's available-for-sale investments consist of mortgage backed securities, U.S. government and agency securities and equity securities. Gross unrealized gains and (losses) for investments classified as available-for-sale were $230 and $(188), respectively, as of March 31, 2013, and $551 and $(184), respectively, as of March 31, 2012.

Legg Mason uses the specific identification method to determine the cost of a security sold and the amount reclassified from accumulated other comprehensive income into earnings. The proceeds and gross realized gains and losses from sales and maturities of available-for-sale investments are as follows:

	Years Ended March 31,
	2013	2012	2011
Available-for-sale:
Proceeds	$5,272	$6,197	$4,012
Gross realized gains	22	6	7
Gross realized losses	(43)	(25)	(19)

Legg Mason had no investments classified as held-to-maturity as of March 31, 2013 and 2012.

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Value as of March 31, 2013
Assets:
Cash equivalents(1):
Money market funds	$485,776	$—	$—	$485,776
Time deposits and other	—	177,471	—	177,471
Total cash equivalents	485,776	177,471	—	663,247
Current investments:
Trading investments relating to long-term incentive compensation plans(2)	86,583	—	—	86,583
Trading proprietary fund products and other investments(3)	158,846	69,064	246	228,156
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments(4)(5)	12,600	43,741	—	56,341
Total current investments	258,029	112,805	246	371,080
Available-for-sale investment securities(6)	2,034	10,354	12	12,400
Investments in partnerships, LLCs and other(6)	761	2,620	27,762	31,143
Equity method investments in partnerships and LLCs(4)(6)	1,518	924	66,338	68,780
Derivative assets:
Currency and market hedges	1,939	—	—	1,939
Other investments(6)	—	—	99	99
	$750,057	$304,174	$94,457	$1,148,688
Liabilities:
Derivative liabilities:
Currency and market hedges	$(781)	$—	$—	$(781)

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Value as of March 31, 2012
Assets:
Cash equivalents(1):
Money market funds	$893,738	$—	$—	$893,738
Time deposits	—	88,289	—	88,289
Total cash equivalents	893,738	88,289	—	982,027
Current investments:
Trading investments relating to long-term incentive compensation plans(2)	111,257	—	—	111,257
Trading proprietary fund products and other investments(3)	143,002	79,583	—	222,585
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments(4)(5)	11,565	54,934	11,778	78,277
Total current investments	265,824	134,517	11,778	412,119
Available-for-sale investment securities(6)	2,091	9,810	12	11,913
Investments in partnerships, LLCs and other(6)	851	5,351	28,763	34,965
Equity method investments in partnerships and LLCs(4)(6)	1,415	1,348	166,438	169,201
Derivative assets:
Currency and market hedges	84	—	—	84
Other investments(6)	—	—	112	112
	$1,164,003	$239,315	$207,103	$1,610,421
Liabilities:
Derivative liabilities:
Currency and market hedges	$(886)	$—	$—	$(886)

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

(3)
Trading proprietary fund products and other investments primarily represent mutual funds that are invested approximately 49% and 51% in equity and debt securities, respectively, as of March 31, 2013, and were invested approximately 52% and 48% in equity and debt securities, respectively, as of March 31, 2012.

(4)
Substantially all of Legg Mason's equity method investments are investment companies which record their underlying investments at fair value.  Fair value is measured using Legg Mason's share of the investee's underlying net income or loss, which is predominately representative of fair value adjustments in the investments held by the equity method investee.

(5)
Includes investments under the equity method (which approximates fair value) relating to long-term incentive compensation plans of $43,741 and $54,934 as of March 31, 2013 and March 31, 2012, respectively, and proprietary fund products and other investments of $12,600 and $23,343 as of March 31, 2013 and March 31, 2012, respectively, which are classified as Investment securities on the Consolidated Balance Sheets.

(6)	Amounts are included in Other non-current assets on the Consolidated Balance Sheets for each of the periods presented.

Substantially all of the above financial instruments where valuation methods rely on other than observable market inputs as a significant input utilize the equity method, the cost method, or NAV practical expedient discussed below, such that measurement uncertainty has little relevance.

The changes in financial assets measured at fair value using significant unobservable inputs (Level 3) for the years ended March 31, 2013 and 2012, are presented in the tables below:

	Value as of March 31, 2012	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of March 31, 2013
Assets:
Trading proprietary fund products and other investments	$—	$246	$—	$—	$—	$—	$246
Equity method investments in proprietary fund products	11,778	—	—	(11,705)	—	(73)	—
Investments in partnerships, LLCs and other	28,763	—	(970)	(1,014)	—	983	27,762
Equity method investments in partnerships and LLCs	166,438	2,827	(2,268)	(117,411)	—	16,752	66,338
Other investments	124	—	—	—	—	(13)	111
	$207,103	$3,073	$(3,238)	$(130,130)	$—	$17,649	$94,457

	Value as of March 31, 2011	Purchases	Sales	Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of March 31, 2012
Assets:
Trading proprietary fund products and other investments	$11,378	$—	$(11,906)	$—	$—	$528	$—
Equity method investments in proprietary fund products	12,167	—	—	—	—	(389)	11,778
Investments in partnerships, LLCs and other	22,167	6,932	—	(578)	—	242	28,763
Equity method investments in partnerships and LLCs	153,931	25,883	(6,387)	(14,168)	—	7,179	166,438
Other investments	282	—	—	(159)	—	1	124
	$199,925	$32,815	$(18,293)	$(14,905)	$—	$7,561	$207,103

Realized and unrealized gains and losses recorded for Level 3 investments are included in Other Non-Operating Income (Expense) on the Consolidated Statements of Income (Loss). The change in unrealized gains (losses) for Level 3 investments still held at the reporting date was $(1,229) and $5,495 for the years ended March 31, 2013 and 2012, respectively.

There were no significant transfers between Level 1 and Level 2 during the years ended March 31, 2013 and 2012.

As a practical expedient, Legg Mason relies on the NAV of certain investments as their fair value.  The NAVs that have been provided by the investees have been derived from the fair values of the underlying investments as of the respective reporting dates.  The following table summarizes, as of March 31, 2013, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

		Fair Value Determined Using NAV				As of March 31, 2013
Category of Investment	Investment Strategy	March 31, 2013		March 31, 2012		Unfunded Commitments	Remaining Term
Funds-of-hedge funds	Global macro, fixed income, long/short equity, natural resources, systematic, emerging market, European hedge	$38,811	(1)	$51,251	(2)	n/a	n/a
Hedge funds	Fixed income - developed market, event driven, fixed income - hedge, relative value arbitrage, European hedge	24,716		25,460		$20,000	n/a
Private equity funds	Long/short equity	23,763	(3)	27,927	(3)	5,235	Up to 7 years
Private fund(4)	Fixed income, residential and commercial mortgage-backed securities	—		89,323		n/a	n/a
Other	Various	2,408		2,450		n/a	Various (5)
Total		$89,698	(6)	$196,411	(6)	$25,235
n/a-not applicable

(1)	49% monthly redemption; 51% quarterly redemption, of which 38% is subject to two-year lock-up, which expires in June 2013.

(2)	63% monthly redemption; 37% quarterly redemption, of which 36% is subject to two-year lock-up, which expires in June 2013.
(3)    Liquidations are expected over the remaining term.
(4) Legg Mason's investment was fully redeemed in the quarter ended December 31, 2012 upon liquidation of the fund.

(5)	Of this balance, 4% has a remaining term of less than one year and 96% has a remaining term of 20 years.

(6)	Comprised of approximately 32% and 68% of Level 2 and Level 3 assets, respectively, as of March 31, 2013 and 13% and 87% of Level 2 and Level 3 assets, respectively, as of March 31, 2012.

There are no current plans to sell any of these investments held as of March 31, 2013.

4. FIXED ASSETS
The following table reflects the components of fixed assets as of March 31:

	2013	2012
Equipment	$152,065	$155,173
Software	227,739	205,760
Leasehold improvements	222,260	242,566
Total cost	602,064	603,499
Less: accumulated depreciation and amortization	(400,245)	(364,088)
Fixed assets, net	$201,819	$239,411

Depreciation and amortization expense related to fixed assets was $73,829, $74,221 and $79,835 for fiscal 2013, 2012 and 2011, respectively, and includes accelerated depreciation and amortization of $21,020 in fiscal 2013, related to an initiative to reduce space requirements, and $10,256 in fiscal 2012, related to our business streamlining initiative.

5. INTANGIBLE ASSETS AND GOODWILL
Goodwill and indefinite-life intangible assets are not amortized, and the values of identifiable intangible assets are amortized over their useful lives, unless the assets are determined to have indefinite useful lives. Goodwill and indefinite-life intangible assets are analyzed to determine if the fair value of the assets exceeds the book value. Intangible assets subject to amortization are considered for impairment at each reporting period. If the fair value is less than the book value, Legg Mason will record an impairment charge.

The following table reflects the components of intangible assets as of:

	March 31, 2013	March 31, 2012
Amortizable asset management contracts
Cost	$208,651	$206,411
Accumulated amortization	(186,324)	(172,974)
Net	22,327	33,437
Indefinite–life intangible assets
U.S. domestic mutual fund management contracts	2,106,351	2,502,351
Permal/Fauchier funds-of-hedge fund management contracts	692,133	947,000
Other fund management contracts	303,951	304,278
Trade names	52,800	69,800
	3,155,235	3,823,429
Intangible assets, net	$3,177,562	$3,856,866

As part of Legg Mason's annual impairment testing process, and considering aspects of the modifications to Permal compensation and other related arrangements discussed in Note 1, on December 12, 2012, and as updated through December 31, 2012, the Company concluded that the carrying value of two significant indefinite-life fund management contract intangible assets and a trade name asset exceeded their respective fair values, and the assets were impaired by an aggregate amount of $734,000. The impairment charges resulted from a number of trends and factors, including (i) a decrease in near-term margin projections; (ii) an increase in the rate used to discount projected future cash flows primarily due to company specific factors including continued market and regulatory influences, continued stock price uncertainty and the search for a permanent Chief Executive Officer, which was ongoing during the impairment testing process; (iii) recent outflows and related reductions in assets under management; and (iv) a reduction in near-term projected growth rates. These changes resulted in a reduction of the projected cash flows and Legg Mason's overall assessment of fair value of the assets, such that the domestic mutual fund management contracts asset, Permal funds-of-hedge fund management contracts asset, and Permal trade name declined below their carrying values, and accordingly were impaired by $396,000, $321,000, and $17,000, respectively.

Management estimated the fair values of these assets based upon discounted cash flow analyses using unobservable market data inputs, which are Level 3 measurements. The significant assumptions used in these cash flow analyses included projected cash flows and discount rates, summarized as follows:

	Projected Cash Flow Growth Rates
	Range	Weighted- Average	Discount Rates
Domestic mutual funds contracts asset	3% to 9%	6%	14.5%
Permal funds-of-hedge funds contracts and trade name assets	(1)% to 17%	8%	16.0%

Projected cash flow growth rates for these assets are most dependent on product investment performance, client AUM flows, and market conditions. Discount rates are influenced by changes in market conditions, as well as interest rates and other factors. Decreases in the projected cash flow growth rates and/or increases in the discount rates could result in lower fair value measurements and potential additional impairments that could be material.

There were no impairments to other indefinite-life intangible assets, amortizable management contracts intangible assets, or goodwill, as of December 31, 2012. Legg Mason also determined that no triggering events occurred as of March 31, 2013 that would require further impairment testing.

Changes in indefinite-life intangible assets, other than the impairments noted above and the Fauchier business acquisition further discussed in Note 2, relate to the impact of foreign currency translation.

As of March 31, 2013, amortizable asset management contracts are being amortized over a weighted-average remaining life of 2.8 years.

Estimated amortization expense for each of the next five fiscal years is as follows:

2014	$12,320
2015	3,405
2016	3,148
2017	2,484
2018	485
Thereafter	485
Total	$22,327

The change in the carrying value of goodwill is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value
Balance as of March 31, 2011	$2,473,552	$(1,161,900)	$1,311,652
Impact of excess tax basis amortization	(21,694)	—	(21,694)
Other, including changes in foreign exchange rates	(14,913)	—	(14,913)
Balance as of March 31, 2012	$2,436,945	$(1,161,900)	$1,275,045
Impact of excess tax basis amortization	(21,573)	—	(21,573)
Business acquisition (see Note 2)	28,983	—	28,983
Other, including changes in foreign exchange rates	(13,290)	—	(13,290)
Balance as of March 31, 2013	$2,431,065	$(1,161,900)	$1,269,165

Legg Mason also recognizes the tax benefit of the amortization of excess tax basis related to the Citigroup Asset Management ("CAM") acquisition. In accordance with accounting guidance for income taxes, the tax benefit is recorded as a reduction of goodwill and deferred tax liabilities as the benefit is realized.

6. SHORT-TERM BORROWINGS AND LONG-TERM DEBT
The disclosures below include details of Legg Mason’s debt, excluding the debt of CIVs.  See Note 17, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the debt of CIVs.

The accreted value of long-term debt consists of the following:

	March 31, 2013			March 31, 2012
	Current Accreted Value	Unamortized Discount	Maturity Amount	Accreted Value
5.5% senior notes	$644,077	$5,923	$650,000	$—
Five-year amortizing term loan	500,000	—	500,000	—
Other term loans	877	—	877	9,883
2.5% convertible senior notes	—	—	—	1,127,009
Subtotal	1,144,954	5,923	1,150,877	1,136,892
Less: current portion	50,438	—	50,438	1,278
Total	$1,094,516	$5,923	$1,100,439	$1,135,614

In January 2008, Legg Mason sold $1,250,000 of 2.5% Convertible Senior Notes (the "Notes”) due 2015. In May 2012, Legg Mason announced a capital plan that included the refinancing of the Notes, as further discussed below. The refinancing was effected through the issuance of $650,000 of 5.5% senior notes, the net proceeds of which, together with cash on hand and $250,000 of additional borrowing under a then existing revolving credit facility, were used to repurchase the entire $1,250,000 face amount of the Notes.

Also, pursuant to the capital plan, in June 2012, Legg Mason entered into an unsecured credit agreement which provides for an undrawn $500,000 revolving credit facility and a $500,000 term loan, also further discussed below. The proceeds of the term loan were used to repay the $500,000 of outstanding borrowings under the previous revolving credit facility, which was then terminated. As of March 31, 2012, there was $250,000 outstanding under the previous revolving credit facility, which had a then effective interest rate of 2.9%.
The $500,000 revolving credit facility may be increased by an aggregate amount of up to $250,000, subject to the approval of the lenders, and expires in June 2017. The revolving credit facility has an interest rate of LIBOR plus 150 basis points and an annual commitment fee of 20 basis points. The interest rate may change in the future based on changes in Legg Mason's credit ratings. This revolving credit facility is available to fund working capital needs and for general corporate purposes. There were no borrowings outstanding under this facility as of March 31, 2013.
The revolving credit facility and term loan have standard financial covenants, including a maximum net debt to EBITDA ratio (as defined in the documents) of 2.5 to 1 and minimum EBITDA to interest ratio (as defined in the documents) of 4.0 to 1. As of March 31, 2013, Legg Mason's net debt to EBITDA ratio was 1.4 to 1 and EBITDA to interest expense ratio was 11.6 to 1, and therefore, Legg Mason has maintained compliance with the applicable covenants.
Five-year Amortizing Term Loan
The $500,000 term loan entered into in conjunction with the unsecured credit agreement noted above can be repaid at any time and will be due in four annual installments of $50,000, beginning in June 2013, with the remainder to be repaid at maturity in June 2017. The term loan bears interest at LIBOR plus 150 basis points, which may change in the future based on changes in Legg Mason's credit ratings. The effective interest rate as of March 31, 2013 was 1.7%.
5.5% Senior Notes
The $650,000 5.5% Senior Notes (the "Senior Notes") due May 2019, were sold at a discount of $6,754, which is being amortized to interest expense over the seven-year term. The Senior Notes are subject to certain nonfinancial covenants, including provisions relating to dispositions of certain assets, which could require a percentage of any related proceeds to be applied to accelerated repayments. The Senior Notes can be redeemed at any time prior to their scheduled maturity, in part or in aggregate, at the greater of the related principal amount at that time or the sum of the remaining scheduled payments discounted at the Treasury rate (as defined) plus 0.50%, together with any related accrued and unpaid interest. In February 2013, the Senior Notes were registered to trade in public markets, consistent with the terms of a registration rights agreement signed in connection with the issuance. In addition, under the terms of the 5.5% senior notes, the interest rate paid on these notes will increase modestly if Legg Mason's credit ratings are reduced below investment grade.
2.5% Convertible Senior Notes and Related Hedge Transactions
Prior to the repurchase of the Notes in May 2012, as previously discussed, Legg Mason was accreting the carrying value of the Notes to the principal amount at maturity using an interest rate of 6.5% (the effective borrowing rate for non-convertible debt at the time of issuance) over its expected life of seven years, resulting in interest expense of $5,839, $39,077 and $36,688 for the years ended March 31, 2013, 2012 and 2011, respectively. The Notes were convertible, if certain conditions were met, at an initial conversion rate of 11.3636 shares of Legg Mason common stock per one thousand dollar principal amount of Notes (equivalent to a conversion price of approximately $88 per share), or a maximum of 14,205 shares, subject to adjustment. Unconverted notes would mature at par in January 2015. Upon conversion of a one thousand dollar principal amount note, the holder would receive cash in an amount equal to one thousand dollars or, if less, the conversion value of the note. If the conversion value exceeded the principal amount of the Note at conversion, Legg Mason would also deliver, at its election, cash or common stock or a combination of cash and common stock for the conversion value in excess of one thousand dollars.

In connection with the sale of the Notes, in January 2008, Legg Mason entered into convertible note hedge transactions with respect to its common stock (the “Purchased Call Options”) with financial institution counterparties (“Hedge Providers”). The Purchased Call Options were exercisable solely in connection with any conversions of the Notes in the event that the market value per share of Legg Mason common stock at the time of exercise was greater than the exercise price of the

Purchased Call Options, which was equal to the $88 conversion price of the Notes, subject to adjustment. Simultaneously, in separate transactions Legg Mason also sold to the Hedge Providers warrants to purchase, in the aggregate and subject to adjustment, 14,205 shares of common stock on a net share-settled basis at an exercise price of $107.46 per share of common stock. The Purchased Call Options and warrants were not part of the terms of the Notes and did not affect the holders' rights under the Notes. These hedging transactions had a net cost of approximately $83,000, which was paid from the proceeds of the Notes and recorded as a reduction of additional paid-in capital.
These transactions effectively increased the conversion price of the Notes to $107.46 per share of common stock. Legg Mason had contractual rights, and, at execution of the related agreements, had the ability to settle its obligations under the conversion feature of the Notes, the Purchased Call Options and warrants, with Legg Mason common stock. Accordingly, these transactions were accounted for as equity, with no subsequent adjustment for changes in the value of these obligations.
The terms of the repurchase of the Notes in May 2012 noted above included their repayment at par plus accrued interest, a prepayment fee of $6,250, and a non-cash exchange of warrants (the “Warrants”) to the holders of the Notes that replicated and extended the contingent conversion feature of the Notes. The cash payment of $1,256,250 to repurchase the Notes was allocated between their liability and equity components based on a liability fair value of $1,193,971, determined using a then current market interest rate of 4.1%, resulting in a loss on debt extinguishment of $68,975, including $7,851 of accelerated deferred issue costs. The remaining balance of the cash payment was allocated to the equity component of the Notes for a $62,279 reduction of additional paid-in capital, offset by related tax benefits of $31,446. The $1,193,971 amount of cash repurchase payment allocated to the liability component of the Notes upon their extinguishment exceeds the initial allocated value at issuance of $977,933, requiring the Consolidated Statements of Cash Flows for the year ended March 31, 2013 to include an allocation of the $216,038 excess to operating activities.
The Warrants issued to the holders of the Notes in connection with the repurchase of the Notes provide for the purchase, in the aggregate and subject to adjustment, of 14,205 shares of Legg Mason common stock, on a net share settled basis, at an exercise price of $88 per share. Upon exercise of the Warrants, Legg Mason will be required to deliver to the holders of the Warrants, at its election, either shares of its common stock or cash, in an amount based on the excess of the market price per share of its common stock over the exercise price of the Warrants. The Warrants expire in July 2017. Legg Mason has had the option to settle its obligations under the Warrants with Legg Mason common stock. Accordingly, the Warrants are accounted for as equity.
In connection with the extinguishment of the Notes, the hedge transactions (Purchased Call Options and warrants) executed in connection with the initial issuance of the Notes were also terminated.
Other Term Loans
In fiscal 2006, a subsidiary of Legg Mason entered into a $12,803 term loan agreement to finance an aircraft. The outstanding balance at March 31, 2012 was $8,568 and was paid in full during fiscal 2013.

As of March 31, 2013, the aggregate maturities of long-term debt, based on their contractual terms, are as follows:

2014	$50,438
2015	50,439
2016	50,000
2017	50,000
2018	300,000
Thereafter	650,000
Total	$1,150,877

7. INCOME TAXES
The components of income (loss) before income tax provision (benefit) are as follows:

	2013	2012	2011
Domestic	$(264,342)	$257,866	$230,334
Foreign	(246,265)	45,217	134,863
Total	$(510,607)	$303,083	$365,197

The components of income tax expense (benefit) are as follows:

	2013	2012	2011
Federal	$(74,185)	$54,179	$75,290
Foreign	(85,677)	(7,850)	18,788
State and local	9,003	25,723	25,356
Total income tax provision (benefit)	$(150,859)	$72,052	$119,434
Current	$6,496	$22,860	$39,162
Deferred	(157,355)	49,192	80,272
Total income tax provision (benefit)	$(150,859)	$72,052	$119,434

A reconciliation of the difference between the effective income tax (benefit) rate and the statutory federal income tax (benefit) rate is as follows:

	2013	2012	2011
Tax provision (benefit) at statutory U.S. federal income tax rate	(35.0)%	35.0%	35.0%
State income taxes, net of federal income tax benefit(1)	1.5	5.4	4.9
Effect of foreign tax rates(1)	3.8	(1.8)	(5.4)
Effect of loss on Australian restructuring	—	(6.0)	—
Changes in U.K. tax rates on deferred tax assets and liabilities	(3.5)	(6.0)	(2.5)
Net (income) loss attributable to noncontrolling interests	0.5	(0.8)	0.8
Other, net(1)	3.2	(2.0)	(0.1)
Effective income tax (benefit) rate	(29.5)%	23.8%	32.7%

(1)
State income taxes include changes in valuation allowances, net of the impact on deferred tax assets of changes in state apportionment factors and planning strategies. The effect of foreign tax rates also includes changes in valuation allowances. Other includes changes in federal valuation allowances. See schedule below for the change in valuation allowances by jurisdiction.

During the quarter ended September 30, 2010, the U.K. Finance (No. 2) Act 2010 was enacted, which reduced the main U.K. corporate tax rate from 28% to 27%. In July 2011, The U.K. Finance Act 2011 (the "Act") was enacted. The Act further reduced the main U.K. corporate tax rate from 27% to 26% effective April 1, 2011, and from 26% to 25% effective April 1, 2012. In July 2012, The U.K. Finance Act 2012 was enacted, further reducing the main U.K. corporate tax rate to 24% effective April 1, 2012 and 23% effective April 1, 2013. The reductions in the U.K. corporate tax rate resulted in tax benefits of $18,075, $18,268 and $8,878, recognized in fiscal 2013, 2012 and 2011, respectively, as a result of the revaluation of deferred tax assets and liabilities at the new rates. In addition, during the year ended March 31, 2012, Legg Mason recorded $18,254 of tax benefits related to a restructuring of our Australian business.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the Consolidated Balance Sheets. These temporary differences result in taxable or deductible amounts in future years. A summary of Legg Mason's deferred tax assets and liabilities are as follows:

	2013	2012
DEFERRED TAX ASSETS
Accrued compensation and benefits	$107,411	$125,797
Accrued expenses	73,181	62,410
Operating loss carryforwards	449,806	397,013
Capital loss carryforwards	41,256	46,244
Convertible debt obligations	—	4,951
Foreign tax credit carryforward	115,819	59,871
Federal benefit of uncertain tax positions	21,165	17,602
Mutual fund launch costs	24,324	14,476
Net unrealized losses from investments	4,447	5,327
Other	5,086	18,119
Deferred tax assets	842,495	751,810
Valuation allowance	(115,815)	(102,722)
Deferred tax assets after valuation allowance	$726,680	$649,088

	2013	2012
DEFERRED TAX LIABILITIES
Basis differences, principally for intangible assets and goodwill	$134,873	$196,611
Depreciation and amortization	386,959	431,280
Other	1,528	3,667
Deferred tax liabilities	523,360	631,558
Net deferred tax asset	$203,320	$17,530

Certain tax benefits associated with Legg Mason's employee stock plans are recorded directly in Stockholders' Equity. No tax benefit was recorded to equity in fiscal 2013, 2012 or 2011, due to the net operating loss position of the Company. As of March 31, 2013, an additional $6,700 of net operating loss will be recognized as an increase in Stockholders' Equity when ultimately realized.

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

Legg Mason has various loss carryforwards that may provide future tax benefits. Related valuation allowances are established in accordance with accounting guidance for income taxes, if it is management's opinion that it is more likely than not that these benefits will not be realized. Substantially all of Legg Mason's deferred tax assets relate to U.S. and U.K. taxing jurisdictions. As of March 31, 2013, U.S. federal deferred tax assets aggregated $770,933, realization of which is expected to require approximately $4,200,000 of future U.S. earnings, approximately $331,606 of which must be in the form of foreign source income. Based on estimates of future taxable income, using assumptions consistent with those used in Legg Mason's goodwill impairment testing, it is more likely than not that current federal tax benefits relating to net operating losses are realizable and no valuation allowance is necessary at this time. With respect to those resulting from foreign tax credits, it is more likely than not that tax benefits relating to the utilization of $36,319 of foreign tax credits as credits will not be realized and an additional valuation allowance of $17,066 was provided in fiscal 2013. In addition, a valuation allowance was established in prior years for the substantial portion of our deferred tax assets relating to U.K. taxing jurisdictions. While tax planning may enhance Legg Mason's tax positions, the realization of these current tax benefits is not dependent on any significant tax strategies.

As of March 31, 2013, U.S. state deferred tax assets aggregated approximately $172,704. Due to state tax planning which will allow for the utilization of NOLs generated in certain jurisdictions the Company recognized a net valuation allowance release of $2,046. Due to the uncertainty of future state apportionment factors and future effective state tax rates, the value of state net operating loss benefits ultimately realized may vary.

A net valuation allowance release of approximately $3,500 in fiscal 2013 was primarily related to the full release of the valuation allowance on deferred tax assets related to Australia and Singapore offset by an establishment of a valuation allowance against certain U.K. deferred tax assets. To the extent the analysis of the realization of deferred tax assets relies on deferred tax liabilities, Legg Mason has considered the timing, nature and jurisdiction of reversals, as well as, future increases relating to the tax amortization of goodwill and indefinite-life intangible assets.

The following deferred tax assets and valuation allowances relating to carryforwards have been recorded at March 31, 2013 and 2012, respectively.

	2013	2012	Expires Beginning after Fiscal Year
Deferred tax assets
U.S. federal net operating losses	$266,659	$219,984	2029
U.S. federal capital losses	74	74	2015
U.S. federal foreign tax credits	115,819	59,871	2015
U.S. charitable contributions	5,401	4,709	2013
U.S. state net operating losses (1,2)	161,136	151,762	2015
U.S. state capital losses	34,960	39,046	2015
Non-U.S. net operating losses	22,011	26,704	2027
Non-U.S. capital losses	6,222	7,124	n/a
Total deferred tax assets for carryforwards	$612,282	$509,274
Valuation allowances
U.S. federal capital losses	$74	74
U.S. federal foreign tax credits	23,608	6,542
U.S. charitable contributions	1,597	—
U.S. state net operating losses	25,951	23,911
U.S. state capital losses	34,960	39,046
Non-U.S. net operating losses	15,899	22,956
Non-U.S. capital losses	6,222	7,124
Valuation allowances for carryforwards	108,311	99,653
Non-U.S. other deferred assets	7,504	3,069
Total valuation allowances	$115,815	$102,722

(1)	Substantially all of the U.S. state net operating losses carryforward through fiscal 2029.

(2)
Due to potential for change in the factors relating to apportionment of income to various states, the Company's effective state tax rates are subject to fluctuation which will impact the value of the Company's deferred tax assets, including net operating losses, and could have a material impact on the future effective tax rate of the Company.

Legg Mason had total gross unrecognized tax benefits of approximately $72,650, $90,831 and $77,653 as of March 31, 2013, 2012 and 2011, respectively. Of these totals, approximately $46,340, $62,400 and $53,500, respectively, (net of the federal benefit for state tax liabilities) are the amounts of unrecognized benefits which, if recognized, would favorably impact future income tax provisions and effective tax rates. During fiscal 2013, as a result of the expiration of statutes of limitation and the completion of tax authority examinations, unrecognized benefits of $16,842 were realized.

A reconciliation of the beginning and ending amount of unrecognized gross tax benefits for the years ended March 31, 2013, 2012 and 2011, is as follows:

	2013	2012	2011
Balance, beginning of year	$90,831	$77,653	$51,027
Additions based on tax positions related to the current year	11,726	9,822	1,361
Additions for tax positions of prior years	8,439	10,668	34,959
Reductions for tax positions of prior years	(13,083)	(3,575)	(6,107)
Decreases related to settlements with taxing authorities	(25,205)	(3,185)	(2,667)
Expiration of statutes of limitations	(58)	(552)	(920)
Balance, end of year	$72,650	$90,831	$77,653

Although management cannot predict with any degree of certainty the timing of ultimate resolution of matters under review by various taxing jurisdictions, it is reasonably possible that the Company's gross unrecognized tax benefits balance may change within the next twelve months by up to $11,400 as a result of the expiration of statutes of limitation and the completion of tax authorities' exams.

The Company accrues interest related to unrecognized tax benefits in interest expense and recognizes penalties in other operating expense. During the years ended March 31, 2013, 2012 and 2011, the Company recognized approximately $5,500, $1,300, and $3,000, respectively, which was substantially all interest. At March 31, 2013, 2012 and 2011, Legg Mason had approximately $14,000, $10,000, and $9,000, respectively, accrued for interest and penalties on tax contingencies in the Consolidated Balance Sheets.

Legg Mason is under examination by the Internal Revenue Service, the Inland Revenue Service, and other tax authorities in various states. The following tax years remain open to income tax examination for each of the more significant jurisdictions where Legg Mason is subject to income taxes: after fiscal 2009 for U.S. federal; after fiscal 2012 for the United Kingdom; after fiscal 2004 for the state of California; after fiscal 2005 for the state of New York; and after fiscal 2009 for the states of Connecticut, Maryland and Massachusetts. The Company does not anticipate making any significant cash payments with the settlement of these audits in excess of amounts that have been reserved.

During the year ended March 31, 2013, Legg Mason repatriated approximately $394,000 of foreign cash, and plans to repatriate up to another $325,000, over the next several years in order to make the cash available in the U.S. for general corporate purposes.  Legg Mason anticipates an incremental tax cost of approximately $18,000 with respect to this repatriation and has adjusted the tax reserve accordingly.  No further repatriation of accumulated prior period foreign earnings is currently planned.  However, if circumstances change, Legg Mason will provide for and pay any applicable additional U.S. taxes in connection with repatriation of these funds.  It is not practical at this time to determine the income tax liability that would result from any further repatriation of accumulated foreign earnings.

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

As of March 31, 2013, the minimum annual aggregate rentals under operating leases and service agreements are as follows:

2014	$132,524
2015	121,176
2016	106,623
2017	95,369
2018	86,669
Thereafter	422,581
Total	$964,942

The minimum rental commitments shown above have not been reduced by $151,664 for minimum sublease rentals to be received in the future under non-cancelable subleases, of which approximately half is due from one counterparty.  If a sub-tenant defaults on a sublease, Legg Mason may incur operating charges to adjust the existing liability of $31,321 to reflect expected future sublease rentals at reduced amounts, as a result of the current commercial real estate market.

The above minimum rental commitments include $877,807 in real estate and equipment leases and $87,135 in service and maintenance agreements.

Included in the table above is $75,894 in commitments related to space that has been vacated, but for which subleases are being pursued. A lease liability was adjusted in fiscal 2013 and 2012, to reflect the present value of the excess existing lease obligations over the estimated sublease income and related costs, including any newly vacated or subleased space. The lease liability takes into consideration various assumptions, including the amount of time it will take to secure a sublease agreement and prevailing rental rates in the applicable real estate markets. As of March 31, 2013, the liability related to vacant space for which a sublease is being pursued aggregated $35,592, but is subject to adjustment based on circumstances in the real estate markets that may require a change in assumptions or the actual terms of a sublease that is ultimately secured. In addition to accelerated depreciation and amortization discussed in Note 4, these and other related costs incurred during fiscal 2013, driven by an initiative to reduce space requirements, and during fiscal 2012, related to the business streamlining initiative, aggregated $28,788 and $13,375, respectively, and are included in Occupancy expense in the Consolidated Statements of Income.

The following table reflects rental expense under all operating leases and servicing agreements.

	2013	2012	2011
Rental expense	$138,488	$140,285	$137,072
Less: sublease income	14,750	14,310	10,848
Net rent expense	$123,738	$125,975	$126,224

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

As of March 31, 2013 and 2012, Legg Mason had commitments to invest approximately $37,410 and $36,653, respectively, in limited partnerships that make private investments. These commitments are expected to be funded as required through the end of the respective investment periods ranging through fiscal 2021.

In connection with the acquisition of Fauchier, as further discussed in Note 2, contingent consideration of up to approximately $23,000 and approximately $30,000, using exchange rates as of March 31, 2013, may be due on the second and fourth anniversaries of closing, respectively, which is dependent upon the achievement of certain financial targets and subject to a catch up adjustment. The contingent consideration liability had an acquisition date fair value of $21,566.

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

In a transaction with Citigroup in December 2005, Legg Mason transferred to Citigroup the subsidiaries that constituted its Private Client/Capital Markets ("PC/CM") businesses, thus transferring the entities that would have primary liability for most of the customer complaint, litigation and regulatory liabilities and proceedings arising from those businesses. However, as part of that transaction, Legg Mason agreed to indemnify Citigroup for most customer complaint, litigation and regulatory liabilities of Legg Mason's former PC/CM businesses that result from pre-closing events. While the ultimate resolution of these matters cannot be determined based on current information, after consultation with legal counsel, management believes that any accrual or range of reasonably possible losses as of March 31, 2013 and 2012, is not material. Similarly, although Citigroup transferred to Legg Mason the entities that would be primarily liable for most customer complaint, litigation and regulatory liabilities and proceedings of the CAM business, Citigroup has agreed to indemnify Legg Mason for most customer complaint, litigation and regulatory liabilities of the CAM business that result from pre-closing events.

One of Legg Mason's asset management subsidiaries was named as the defendant in a lawsuit filed by a former institutional client in late August 2011. The complaint alleges breach of contract and breach of fiduciary duty arising from investments in the former client's account allegedly being inconsistent with the account's objectives, and seeks damages in excess of $90,000. Legg Mason believes that the claims are without merit and intends to defend the matter vigorously. Discovery in the case is ongoing, and a pretrial conference is currently scheduled for October 2013. Because of the continued preliminary status of the matter, Legg Mason cannot estimate the possible loss or range of loss from this matter, if any. In addition, although Legg Mason believes that this matter would likely be covered by insurance policies that may substantially mitigate the amount of any eventual loss, as is not unusual with litigation at this point in the process, there can be no assurance the action will not have a material effect on Legg Mason's financial position, results of operations or cash flows.

Additionally, there are two matters subject to regulatory investigations involving one of Legg Mason's asset management subsidiaries regarding its compliance with applicable legal requirements with respect to investments made for certain client accounts.  Legg Mason is continuing discussions to resolve the matters, subsequent to the fiscal year-end. As a result of these discussions, Legg Mason has agreed in principle, subject to agreement on final terms and documentation, to settle these two matters for approximately $20,000, which was accrued as of March 31, 2013, the majority of which is covered by expected insurance proceeds. Any ultimate loss on these matters beyond amounts covered by insurance policies will be substantially mitigated by reductions in compensation under revenue share arrangements.

Other than the specific matters discussed above, Legg Mason cannot estimate the reasonably possible loss or range of loss associated with matters of litigation, including those described above as customer complaints, legal actions, inquiries, proceedings and investigations. The inability to provide a reasonably possible amount or range of losses is not because there is uncertainty as to the ultimate outcome of a matter, but because liability and damage issues have not developed to the point where Legg Mason can conclude that there is both a reasonable possibility of a loss and a meaningful amount or range of possible losses. There are numerous aspects to customer complaints, legal actions, inquiries, proceedings and investigations that prevent Legg Mason from estimating a related amount or range of reasonably possible losses. These aspects include, among other things, the nature of the matters; that significant relevant facts are not known, are uncertain or are in dispute; and that damages sought are not specified, are uncertain, unsupportable or unexplained. In addition, for legal actions, discovery may not yet have started, may not be complete or may not be conclusive, and meaningful settlement discussions may not have occurred. Further, for regulatory matters, investigations may run their course without any clear indication of wrongdoing or fault until their conclusion.

In management's opinion, an adequate accrual has been made as of March 31, 2013, to provide for any probable losses that may arise from matters for which the Company could reasonably estimate an amount. Legg Mason's financial condition, results of operations and cash flows could be materially affected during a period in which a matter is ultimately resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period-to-period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution or insurance reimbursement.

As of March 31, 2013 and 2012, Legg Mason's liability for losses and contingencies was $20,300 and $200, respectively. During fiscal 2013, 2012 and 2011, Legg Mason recorded litigation related charges of approximately $5,200, $1,000, and $2,500, respectively (net of recoveries of $15,200 in fiscal 2013). During fiscal 2013, 2012 and 2011, the liability was reduced for settlement payments of approximately $300, $1,300, and $23,500, respectively.

9. EMPLOYEE BENEFITS
Legg Mason, through its subsidiaries, maintains various defined contribution plans covering substantially all employees. Through these plans, Legg Mason can make two types of discretionary contributions. One is a profit sharing contribution to eligible Plan participants based on a percentage of qualified compensation and the other is a match of employee 401(k) contributions. Matches range from 50% to 100% of employee 401(k) contributions, up to a maximum of the lesser of up to 6% of employee compensation or a specified amount up to $15 per year. Corporate profit sharing and matching contributions, together with contributions made under subsidiary plans, totaled $25,868, $22,336 and $22,739 in fiscal 2013, 2012 and 2011, respectively. In addition, employees can make voluntary contributions under certain plans.

10. CAPITAL STOCK
At March 31, 2013, the authorized numbers of common and preferred shares were 500,000 and 4,000, respectively. At March 31, 2013 and 2012, there were 11,948 and 13,932 shares of common stock, respectively, reserved for issuance under Legg Mason's equity plans. As of March 31, 2010, 1,099 common shares were reserved for exchangeable shares issued in connection with the acquisition of Legg Mason Canada Inc. Exchangeable shares were exchangeable at any time by the holder on a one-for-one basis into shares of Legg Mason's common stock and were included in basic shares outstanding. In May 2010, all outstanding exchangeable shares were converted into shares of Legg Mason common stock.

In May 2012, as part of a capital plan, Legg Mason's Board of Directors authorized $1,000,000 for additional purchases of Legg Mason common stock, as well as the completion of the repurchase of the then remaining approximate $155,000 of Legg Mason common stock previously authorized. There is no expiration date attached to this new authorization. During fiscal 2013, Legg Mason purchased and retired 16,199 shares of its common stock for $425,475 through open market purchases, which completed the repurchase of its common stock under the previous authorization, and began purchases under the new authorization. During fiscal 2012, Legg Mason purchased and retired 13,597 shares of its common stock for $400,266 through open market purchases. The remaining balance of the authorized stock buyback is approximately $730,000.

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

As discussed in Note 6, warrants issued in connection with the repurchase of the Notes could result in the issuance of a maximum of 14,205 shares of Legg Mason common stock, subject to adjustment, if certain conditions are met.

Changes in common stock and shares exchangeable into common stock for the three years ended March 31, 2013, 2012 and 2011, respectively, are as follows:

	Years Ended March 31,
	2013	2012	2011
COMMON STOCK
Beginning balance	139,874	150,219	161,439
Shares issued for:
Stock option exercises and other stock-based compensation	80	172	638
Deferred compensation trust	71	68	75
Deferred compensation	1,925	1,246	1,520
Exchangeable shares	—	—	1,099
Shares repurchased and retired	(16,199)	(13,597)	(14,552)
Net share transactions	(410)	(64)	—
Equity Units exchange	—	1,830	—
Ending balance	125,341	139,874	150,219
SHARES EXCHANGEABLE INTO COMMON STOCK
Beginning balance	—	—	1,099
Exchanges	—	—	(1,099)
Ending balance	—	—	—

Dividends declared per share were $0.44, $0.32 and $0.20 for fiscal 2013, 2012 and 2011, respectively. Dividends declared but not paid at March 31, 2013, 2012 and 2011, were $14,185, $11,493 and $8,990, respectively, and are included in Other current liabilities.

11.  STOCK-BASED COMPENSATION
Legg Mason's stock-based compensation includes stock options, employee stock purchase plans, restricted stock awards and units, market-based performance shares payable in common stock, and deferred compensation payable in stock. Effective July 26, 2011, the number of shares authorized to be issued under Legg Mason's active equity incentive stock plan was increased by 6,500 to 41,500. Shares available for issuance under the active equity incentive stock plan as of March 31, 2013, were 11,273. Options under Legg Mason’s employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in equal increments over four to five years and expire within eight to ten years from the date of grant.

Compensation expense relating to stock options for the years ended March 31, 2013, 2012, and 2011 was $10,979, $14,076, and $19,926, respectively. The related income tax benefit for the years ended March 31, 2013, 2012, and 2011 was $4,293, $5,539, and $7,718, respectively.

Stock option transactions under Legg Mason's equity incentive plans during the years ended March 31, 2013, 2012 and 2011, respectively, are summarized below:

	Number of Shares	Weighted-Average Exercise Price Per Share
Options outstanding at March 31, 2010	6,054	$57.75
Granted	729	33.12
Exercised	(634)	21.85
Canceled/forfeited	(730)	48.94
Options outstanding at March 31, 2011	5,419	59.82
Granted	810	33.99
Exercised	(117)	25.32
Canceled/forfeited	(488)	48.80
Options outstanding at March 31, 2012	5,624	57.78
Granted	966	23.72
Exercised	(25)	21.80
Canceled/forfeited	(1,204)	51.87
Options outstanding at March 31, 2013	5,361	$53.13
The total intrinsic value of options exercised during the years ended March 31, 2013, 2012 and 2011, was $168, $398, and $6,977, respectively. At March 31, 2013, the aggregate intrinsic value of options outstanding was $12,649.
The following information summarizes Legg Mason's stock options outstanding at March 31, 2013:

Exercise Price Range	Option Shares Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Life (in years)
$ 12.65 - $ 25.00	971	$23.03	6.8
25.01 - 35.00	2,649	31.86	4.7
35.01 - 94.00	84	61.02	0.3
94.01 - 100.00	462	95.14	1.3
100.01 - 134.97	1,195	107.98	1.1
	5,361

At March 31, 2013, 2012 and 2011, options were exercisable on 3,254, 3,334, and 2,860 shares, respectively, and the weighted-average exercise prices were $69.07, $73.60, and $77.20, respectively. Stock options exercisable at March 31, 2013, have a weighted-average remaining contractual life of 2.6 years.  At March 31, 2013, the aggregate intrinsic value of options exercisable was $3,555.

The following information summarizes Legg Mason's stock options exercisable at March 31, 2013:

Exercise Price Range	Option Shares Exercisable	Weighted-Average Exercise Price Per Share
$ 12.65 - $ 25.00	81	$17.32
25.01 - 35.00	1,432	31.59
35.01 - 94.00	84	61.02
94.01 - 100.00	462	95.14
100.01 - 134.97	1,195	107.98
	3,254

The following information summarizes unvested stock options under Legg Mason's equity incentive plans for the year ended March 31, 2013:

	Number of Shares	Weighted-Average Grant Date Fair Value
Shares unvested at March 31, 2012	2,290	$14.00
Granted	966	9.47
Vested	(874)	15.17
Canceled/forfeited	(275)	12.35
Shares unvested at March 31, 2013	2,107	$11.65

Unamortized compensation cost related to unvested options at March 31, 2013, was $17,167 and is expected to be recognized over a weighted-average period of 1.6 years.
Cash received from exercises of stock options under Legg Mason's equity incentive plans was $660, $2,851, and $12,094 for the years ended March 31, 2013, 2012 and 2011, respectively. The tax benefit expected to be realized for the tax deductions from these option exercises totaled $45, $47, and $2,645 for the years ended March 31, 2013, 2012 and 2011, respectively.

The weighted-average fair value of stock option grants during the years ended March 31, 2013, 2012 and 2011, using the Black-Scholes option pricing model, was $9.47 and $13.13, and $14.32 per share, respectively.

The following weighted-average assumptions were used in the model for grants in fiscal 2013, 2012, and 2011:

	2013	2012	2011
Expected dividend yield	1.44%	1.39%	1.39%
Risk-free interest rate	0.81%	1.95%	2.37%
Expected volatility	51.80%	47.16%	52.64%
Expected life (in years)	5.02	5.12	5.18

Legg Mason uses an equally weighted combination of both implied and historical volatility to measure expected volatility for calculating Black-Scholes option values.

Legg Mason has a qualified Employee Stock Purchase Plan covering substantially all U.S. employees. Shares of common stock are purchased in the open market on behalf of participating employees, subject to a 4,500 total share limit under the plan. Purchases are made through payroll deductions and Legg Mason provides a 10% contribution towards purchases, which is charged to earnings. During the fiscal years ended March 31, 2013, 2012 and 2011, approximately 107, 107, and 102 shares, respectively, were purchased in the open market on behalf of participating employees. In fiscal 2013, 2012 and 2011, Legg Mason recognized $238, $267, and $286, respectively, in compensation expense related to the stock purchase plan.

On January 28, 2008, the Legg Mason Compensation Committee approved grants to senior officers of 120 market-based performance shares. During fiscal 2013 the remaining 100 shares from this award were forfeited resulting in no outstanding balance as of March 31, 2013.

Restricted stock and restricted stock unit transactions during the years ended March 31, 2013, 2012 and 2011, respectively, are summarized below:

	Number of Shares	Weighted-Average Grant Date Value
Unvested shares at March 31, 2010	1,605	$34.80
Granted	1,867	33.02
Vested	(617)	38.62
Canceled/forfeited	(218)	30.42
Unvested shares at March 31, 2011	2,637	33.01
Granted	1,370	33.48
Vested	(1,075)	31.49
Canceled/forfeited	(59)	32.68
Unvested shares at March 31, 2012	2,873	33.83
Granted	2,185	24.04
Vested	(1,177)	31.22
Canceled/forfeited	(143)	58.30
Unvested shares at March 31, 2013	3,738	$27.99

The restricted stock and restricted stock unit awards were non-cash transactions. In fiscal 2013, 2012 and 2011, Legg Mason recognized $46,351, $32,826, and $35,770, respectively, in compensation expense and related tax benefits of $17,697, $12,705, and $13,854, respectively, for restricted stock and restricted stock unit awards. Unamortized compensation cost related to unvested restricted stock and restricted stock unit awards for 3,738 shares not yet recognized at March 31, 2013, was $66,854 and is expected to be recognized over a weighted-average period of 1.6 years.

In connection with the change in Legg Mason's Chief Executive Officer in September 2012, 325 shares of restricted stock were granted to certain executives and key employees, with an aggregate value of $8,400. In March 2013, the vesting of 85 of these shares was accelerated. The remaining shares vest on March 31, 2014. Compensation expense for the year ended March 31, 2013 includes approximately $6,400 of accelerated stock-based net compensation costs associated with the departure of three Legg Mason executive officers during fiscal 2013, of which $1,400 relates to the accelerated vesting of shares in March 2013.

Legg Mason also has an equity plan for non-employee directors. Under the equity plan, directors may elect to receive shares of stock or restricted stock units. Prior to a July 19, 2007 amendment to the Plan, directors could also elect to receive stock options. Options granted under the old plan are immediately exercisable at a price equal to the market value of the shares on the date of grant and have a term of not more than ten years. In fiscal 2013, 2012 and 2011, Legg Mason recognized expense of $1,250, $1,375, and $1,425, respectively, for awards under this plan. Shares, options, and restricted stock units issuable under the equity plan are limited to 625 shares in aggregate, of which 328 shares were issued under the plan as of March 31, 2013. As of March 31, 2013, 2012 and 2011 non-employee directors held 112, 184 and 220, stock options, respectively, which are included in the outstanding options presented in the table above. As of March 31, 2013, 2012 and 2011 non-employee directors held 91, 74 and 62 restricted stock units, respectively, which vest on the grant date and are, therefore, not included in the unvested shares of restricted stock and restricted stock units in the table above. During the years ended March 31, 2013 and 2012, non-employee directors did not exercise any stock options and no restricted stock units were distributed. During the year ended March 31, 2011, non-employee directors exercised 9 stock options. In the fiscal year ended March 31, 2011, 7 restricted stock units were distributed for non-employee directors. During the years ended March 31, 2013, 2012 and 2011 non-employee directors were granted 17, 12 and 17 restricted stock units and 35, 31 and 31 shares of common stock, respectively. In the fiscal years ended March 31, 2013, 2012 and 2011, there were 72, 36 and 59 stock options canceled or forfeited, respectively.

During fiscal 2012, Legg Mason established a long-term incentive plan (the "LTIP") under its equity incentive plan, which provides an additional element of compensation that is based on performance. Under the LTIP, executive officers were granted cash value performance units in the June 2011 quarter and the September 2012 quarter that will vest at the end of their performance periods on March 31, 2014 and March 31, 2015, respectively, based upon Legg Mason's cumulative adjusted earnings per share over the respective periods. Awards granted under the LTIP may be settled in cash and/or shares of Legg Mason common stock, at the discretion of Legg Mason. The estimated payout amounts of the awards, if any, are expensed over the future vesting periods based on a probability assessment of the expected outcome under the LTIP provisions.

Deferred compensation payable in shares of Legg Mason common stock has been granted to certain employees in an elective plan. The vesting in the plan is immediate and the plan provides for discounts of up to 10% on contributions and dividends. There are 378 additional shares reserved for future issuance under the plan. In fiscal 2013, 2012 and 2011, Legg Mason recognized $165, $191, and $263, respectively, in compensation expense related to this plan. During fiscal 2013, 2012 and 2011, Legg Mason issued 71, 68, and 77 shares, respectively, under the plan with a weighted-average fair value per share at the grant date of $23.07, $27.05, and $28.38, respectively.
Legg Mason has issued shares in connection with certain deferred compensation plans that are held in rabbi trusts. Assets of rabbi trusts are consolidated with those of the employer, and the value of the employer's stock held in the rabbi trusts is classified in stockholders' equity and accounted for in a manner similar to treasury stock. Therefore, the shares Legg Mason has issued to its rabbi trusts and the corresponding liability related to the deferred compensation plans are presented as components of stockholders' equity as Employee stock trust and Deferred compensation employee stock trust, respectively. Shares held by the trusts at March 31, 2013, 2012 and 2011, were 726, 690 and 706, respectively.
As part of the Company's streamlining initiative, as further discussed in Note 15, the employment of certain recipients of stock option and restricted stock awards has been terminated. The termination benefits extended to these employees included accelerated vesting of any portion of their equity incentive awards that would not have vested by January 1, 2012, under the original terms of the awards. During fiscal 2011, the portion of the awards subject to accelerated vesting was revalued and was expensed over the new vesting period, the impact of which is included above. Also in connection with the restructuring initiative, the departure of an executive officer in December 2010 resulted in the accelerated vesting of a portion of certain equity incentive awards, the impact of which is also included above.

In May 2013, Legg Mason awarded options to purchase 500 shares of Legg Mason, Inc. common stock at an exercise price of $31.46 to its President and Chief Executive Officer. The award had a grant date fair value of $5,525 and is subject to vesting requirements, the majority of which contain market-based hurdles, as well as a requirement that certain shares received upon exercise are retained for a two year period.

12. EARNINGS PER SHARE
Basic EPS is calculated by dividing Net Income (Loss) Attributable to Legg Mason, Inc. by the weighted-average number of shares outstanding. The calculation of weighted-average shares includes common shares and unvested restricted shares deemed to be participating securities. Diluted EPS is similar to basic EPS, but adjusts for the effect of potentially issuable common shares, except when inclusion is antidilutive. For periods where a net loss attributable to Legg Mason, Inc. is reported, the inclusion of potentially issuable common shares will decrease the net loss per share. Since this would be antidilutive, such shares are excluded from the calculation.

In May 2012, as part of a capital plan, Legg Mason's Board of Directors authorized $1,000,000 for additional purchases of Legg Mason common stock, as well as the completion of the repurchase of the then remaining approximate $155,000 of Legg Mason common stock previously authorized. The capital plan authorizes using up to 65% of cash generated from future operations, beginning in fiscal 2013, to purchase shares of Legg Mason common stock.

During the years ended March 31, 2013 and 2012, Legg Mason purchased and retired 16,199 and 13,597 shares of its common stock, respectively, for $425,475 and $400,266, through open market purchases. The fiscal 2013 purchases completed the repurchase of its common stock under the previous authorization and includes approximately $270,000 of purchases under the new authorization. During fiscal 2011, Legg Mason purchased and retired 14,552 shares of its common stock for $445,465, through accelerated share repurchase agreements and open market purchases. These repurchases reduced weighted-average shares outstanding by 8,449, 9,716, and 9,088 shares for the years ended March 31, 2013, 2012, and 2011, respectively. The par value of the shares repurchased is charged to common stock, with the excess of the purchase price over par first charged against additional paid-in capital, with the remaining balance, if any, charged against retained earnings.

During the year ended March 31, 2013 and 2012, Legg Mason issued 2,185 and 1,370 shares of restricted stock, respectively, primarily related to its annual incentive awards and retention awards. Of the shares issued in fiscal 2013 and 2012, 1,807 and 1,153 shares, respectively, are included in weighted-average shares outstanding.

In June 2011, Legg Mason issued 1,830 shares of common stock upon the exercise of purchase contracts on the remaining outstanding Equity Units. Of these shares, 1,380 shares are included in weighted-average shares outstanding for the year ended March 31, 2012.

The following table presents the computations of basic and diluted EPS:

	Years ended March 31
	2013	2012	2011
Weighted-average basic shares outstanding	133,226	143,292	155,321
Potential common shares:
Employee stock options	—	57	163
Weighted-average diluted shares	133,226	143,349	155,484
Net income (loss)	$(359,748)	$231,031	$245,763
Less: Net income (loss) attributable to noncontrolling interests	(6,421)	10,214	(8,160)
Net income (loss) attributable to Legg Mason, Inc.	$(353,327)	$220,817	$253,923
Net income (loss) per share attributable to Legg Mason, Inc. common shareholders
Basic	$(2.65)	$1.54	$1.63
Diluted(1)	$(2.65)	$1.54	$1.63

(1)	Diluted shares are the same as basic shares for periods with a net loss.

The diluted EPS calculation for the year ended March 31, 2013 excludes 5,730 potential common shares that are antidilutive due to the net loss for the fiscal year. Further, the diluted EPS calculation for the years ended March 31, 2013, 2012 and 2011, excludes any potential common shares issuable under the 2.5% Convertible Senior Notes extinguished in May 2012, or the Warrants exchanged for the Note conversion feature, because the market price of Legg Mason common stock had not exceeded the price at which conversion/exercise would be dilutive using the treasury stock method. Also at March 31, 2012 and 2011, warrants issued in connection with the convertible note hedge transactions associated with the issuance of the 2.5% Convertible Senior Notes are excluded from the calculation of diluted earnings per share because the effect would be antidilutive.

Options to purchase 5,239 and 5,204 shares for the fiscal years ended March 31, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because the presumed proceeds from exercising such options, including related income tax benefits, exceed the average price of the common shares for the period and therefore the options are deemed antidilutive.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income includes cumulative foreign currency translation adjustments and net of tax, gains and losses on investment securities. The change in the accumulated translation adjustments for fiscal 2013 and 2012, primarily resulted from the impact of changes in the Brazilian real, the Japanese yen, the British pound, the Australian dollar, and the Polish zloty in relation to the U.S. dollar on the net assets of Legg Mason's subsidiaries in Brazil, Japan, the United Kingdom, Australia and Poland, for which the real, the yen, the pound, the Australian dollar, and the zloty are the functional currencies, respectively.
A summary of Legg Mason's accumulated other comprehensive income as of March 31, 2013 and 2012, is as follows:

	2013	2012
Foreign currency translation adjustment	$47,259	$71,204
Unrealized gains on investment securities, net of tax provision of $187 and $179, respectively	280	268
Total	$47,539	$71,472

There were no significant amounts reclassified from Accumulated other comprehensive income to the Consolidated Statements of Income (Loss) for the years ended March 31, 2013, 2012 or 2011.

14. DERIVATIVES AND HEDGING
The disclosures below detail Legg Mason’s derivatives and hedging activities excluding the derivatives and hedging activities of CIVs. See Note 17, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the derivatives and hedging of CIVs.

Legg Mason uses currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, euro, Japanese yen, Singapore dollar, British pound, Chinese yuan, and South Korean won. In the Consolidated Balance Sheets, Legg Mason nets the fair value of certain foreign currency forwards executed with the same counterparty where Legg Mason has both the legal right and intent to settle the contracts on a net basis.

Legg Mason also uses market hedges on certain seed capital investments by entering into futures contracts to sell index funds that benchmark the hedged seed capital investments. Open futures contracts required cash collateral of $7,131 and $1,919 as of March 31, 2013 and 2012, respectively.

The following table presents the fair values as of March 31, 2013 and 2012, of derivative instruments not designated for accounting purposes as hedging instruments, classified as Other assets and Other liabilities:

	2013		2012
	Assets	Liabilities	Assets	Liabilities
Currency forward contracts	$1,496	$101	$38	$685
Futures contracts	443	680	46	201
Total	$1,939	$781	$84	$886

The following table presents gains (losses) recognized on derivative instruments for the years ended March 31, 2013, 2012, and 2011:

		2013		2012		2011
	Income Statement Classification	Gains	Losses	Gains	Losses	Gains	Losses
Currency forward contracts for:
Operating activities	Other expense	$3,650	$(1,858)	$5,604	$(3,159)	$4,943	$(6,094)
Seed capital investments	Other non-operating income (expense)	1,090	(380)	431	(351)	123	(355)
Futures contracts for seed capital investments	Other non-operating income (expense)	1,914	(5,597)	5,684	(4,560)	1,652	(7,146)
Total		$6,654	$(7,835)	$11,719	$(8,070)	$6,718	$(13,595)

15. RESTRUCTURING
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

Total transition-related costs were $127,500, including non-cash charges of $30,841, through completion of the plan in March 2012. Of the total transition-related costs incurred, $79,686 were related to charges for employee termination benefits and retention incentives during the transition period, and were recorded in Transition-related compensation in the

Consolidated Statements of Income (Loss). The remainder represents other costs, including charges for consolidating leased office space, early contract terminations, asset disposals, and professional fees, which were recorded in the appropriate operating expense classifications. Charges for transition-related costs were $73,066 and $54,434 for the years ended March 31, 2012 and 2011, respectively, which primarily represent costs for lease loss accruals and fixed asset accelerated depreciation related to space permanently abandoned, as well as costs for severance and retention incentives.

The table below presents a summary of changes in the transition-related liability from March 31, 2011 through March 31, 2013:

	Severance and retention incentives	Lease loss accruals and other		Total
Balance as of March 31, 2011	$23,211	$5,835		$29,046
Accrued charges	29,096	25,916	(1)	55,012
Payments	(51,140)	(16,121)		(67,261)
Balance as of March 31, 2012	1,167	15,630		16,797
Payments and other	(1,167)	(10,744)		(11,911)
Balance as of March 31, 2013	$—	$4,886		$4,886

(1)	Includes lease loss accruals of $17,983 for space permanently abandoned.

16. BUSINESS SEGMENT INFORMATION
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

Revenues by geographic location are primarily based on the geographic location of the advisor or the domicile of fund families managed by Legg Mason.

The table below reflects our revenues and long-lived assets by geographic region as of March 31:

	2013	2012	2011
OPERATING REVENUES
United States	$1,800,539	$1,806,990	$1,919,680
United Kingdom	387,966	448,863	512,313
Other International	424,145	406,721	352,324
Total	$2,612,650	$2,662,574	$2,784,317
INTANGIBLE ASSETS, NET AND GOODWILL
United States	$3,139,050	$3,548,628	$3,565,019
United Kingdom	895,767	1,108,297	1,136,386
Other International	411,910	474,986	487,022
Total	$4,446,727	$5,131,911	$5,188,427
17. VARIABLE INTEREST ENTITIES AND CONSOLIDATION OF INVESTMENT VEHICLES
Legg Mason is the investment manager for CDOs/CLOs that are considered VIEs under revised accounting guidance, since investors in these structures lack unilateral decision making authority. These investment vehicles were created for the sole purpose of issuing collateralized instruments that offer investors the opportunity for returns that vary with the risk level of their investment. Legg Mason's management fee structure for these investment vehicles typically includes a senior management fee, and may also include subordinated and incentive management fees. Legg Mason holds no equity interest in any of these investment vehicles and did not transfer or sell any assets to any of these investment vehicles. In accordance with the methodology described in Note 1 above, Legg Mason concluded that it had a variable interest in only two of these investment vehicles, which are CLOs, and is the primary beneficiary of one of the two CLOs, because although Legg Mason holds no equity interest in either of these investment vehicles, it had both the power to control and had a significant variable interest in one CLO because of its expected subordinated fees. As of March 31, 2013 and 2012, the balances related to this CLO were consolidated on the Company's consolidated financial statements. The collateral assets of this VIE are primarily comprised of investments in corporate loans, and to a lesser extent, bonds. The assets of the CLO cannot be used by Legg Mason and gains and losses related to these assets have no impact on Net Income (Loss) Attributable to Legg Mason, Inc. The liabilities of this VIE are primarily comprised of debt and the CLO's debt holders have no recourse to the general credit or assets of Legg Mason. The other CLO is not consolidated, as its level of expected subordinated fees is insignificant.

In addition, Legg Mason was the primary beneficiary of one sponsored investment fund VIE, and also held a controlling financial interest in one sponsored investment fund VRE, both of which were consolidated as of March 31, 2013, 2012 and 2011. Effective December 31, 2011, a controlling financial interest of $20,814 in a second sponsored investment fund VRE, which was consolidated by Legg Mason as of March 31, 2011 was redeemed. Accordingly, the fund was deconsolidated by Legg Mason and the fund's balance sheet amounts have been excluded from Legg Mason's consolidated balance sheet as of March 31, 2012 and later, but partial income statement and cash flow amounts for the fund have been included in Legg Mason's consolidated income and cash flow statements for the year ended March 31, 2012. Legg Mason's investment in CIVs as of March 31, 2013 and 2012, was $39,056 and $38,919, respectively, which represents its maximum risk of loss, excluding uncollected advisory fees. The assets of these CIVs are primarily comprised of investment securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.

The following tables reflect the impact of CIVs on the Consolidated Balance Sheets as of March 31, 2013 and 2012, respectively, and the Consolidated Statements of Income (Loss) for the years ended March 31, 2013, 2012 and 2011 respectively:
Consolidating Balance Sheets

	March 31, 2013				March 31, 2012
	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals
Current assets	$1,908,932	$73,320	$(39,390)	$1,942,862	$2,439,161	$58,040	$(39,407)	$2,457,794
Non-current assets	5,115,181	211,617	—	5,326,798	5,801,681	296,272	—	6,097,953
Total assets	$7,024,113	$284,937	$(39,390)	$7,269,660	$8,240,842	$354,312	$(39,407)	$8,555,747
Current liabilities	$692,261	$10,539	$(334)	$702,466	$971,803	$4,467	$(488)	$975,782
Long-term debt of CIVs	—	207,835	—	207,835	—	271,707	—	271,707
Other non-current liabilities	1,517,069	2,930	—	1,519,999	1,603,064	3,872	—	1,606,936
Total liabilities	2,209,330	221,304	(334)	2,430,300	2,574,867	280,046	(488)	2,854,425
Redeemable non-controlling interests	1,355	—	19,654	21,009	996	—	23,035	24,031
Total stockholders’ equity	4,813,428	63,633	(58,710)	4,818,351	5,664,979	74,266	(61,954)	5,677,291
Total liabilities and equity	$7,024,113	$284,937	$(39,390)	$7,269,660	$8,240,842	$354,312	$(39,407)	$8,555,747

Consolidating Statements of Income (Loss)

	Fiscal Year Ended
	March 31, 2013
	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported
Total operating revenues	$2,615,047	$—	$(2,397)	$2,612,650
Total operating expenses	3,046,587	2,965	(2,403)	3,047,149
Operating income (loss)	(431,540)	(2,965)	6	(434,499)
Total other non-operating income (expense)	(72,177)	(2,864)	(1,067)	(76,108)
Income (loss) before income tax provision (benefit)	(503,717)	(5,829)	(1,061)	(510,607)
Income tax provision (benefit)	(150,859)	—	—	(150,859)
Net income (loss)	(352,858)	(5,829)	(1,061)	(359,748)
Less: Net income (loss) attributable to noncontrolling interests	469	—	(6,890)	(6,421)
Net income (loss) attributable to Legg Mason, Inc.	$(353,327)	$(5,829)	$5,829	$(353,327)

	Fiscal Year Ended
	March 31, 2012
	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported
Total operating revenues	$2,665,668	$—	$(3,094)	$2,662,574
Total operating expenses	2,323,213	3,709	(3,101)	2,323,821
Operating income (loss)	342,455	(3,709)	7	338,753
Total other non-operating income (expense)	(49,236)	18,336	(4,770)	(35,670)
Income (loss) before income tax provision (benefit)	293,219	14,627	(4,763)	303,083
Income tax provision (benefit)	72,052	—	—	72,052
Net income (loss)	221,167	14,627	(4,763)	231,031
Less: Net income (loss) attributable to noncontrolling interests	350	—	9,864	10,214
Net income (loss) attributable to Legg Mason, Inc.	$220,817	$14,627	$(14,627)	$220,817

	Fiscal Year Ended
	March 31, 2011
	Balance Before Consolidation of CIVs	CIVs	Eliminations	As Reported
Total operating revenues	$2,788,450	$—	$(4,133)	$2,784,317
Total operating expenses	2,396,938	4,704	(4,133)	2,397,509
Operating income (loss)	391,512	(4,704)	—	386,808
Total other non-operating income (expense)	(17,931)	1,704	(5,384)	(21,611)
Income (loss) before income tax provision (benefit)	373,581	(3,000)	(5,384)	365,197
Income tax provision (benefit)	119,434	—	—	119,434
Net income (loss)	254,147	(3,000)	(5,384)	245,763
Less: Net income (loss) attributable to noncontrolling interests	224	—	(8,384)	(8,160)
Net income (loss) attributable to Legg Mason, Inc.	$253,923	$(3,000)	$3,000	$253,923

Other non-operating income (expense) includes interest income, interest expense and net gains (losses) on investments and long-term debt determined on an accrual basis.

The consolidation of CIVs has no impact on Net Income (Loss) Attributable to Legg Mason, Inc.

The fair value of the financial assets and (liabilities) of CIVs were determined using the following categories of inputs as of March 31, 2013:

	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Value as of March 31, 2013
Assets:
Trading investments:
Hedge funds	$2,076	$3,268	$19,448	$24,792
Investments:
CLO loans	—	172,519	—	172,519
CLO bonds	—	11,052	—	11,052
Private equity funds	—	—	26,982	26,982
Total investments	—	183,571	26,982	210,553
	$2,076	$186,839	$46,430	$235,345

Liabilities:
CLO debt	$—	$—	$(207,835)	$(207,835)
Derivative liabilities	—	(2,930)	—	(2,930)
	$—	$(2,930)	$(207,835)	$(210,765)

	As of March 31, 2012
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Trading investments:
Hedge funds	$1,016	$6,443	$24,116	$31,575
Investments:
CLO loans	—	260,690	—	260,690
CLO bonds	—	9,092	—	9,092
Private equity funds	—	—	25,071	25,071
Total investments	—	269,782	25,071	294,853
	$1,016	$276,225	$49,187	$326,428

Liabilities:
CLO debt	$—	$—	$(271,707)	$(271,707)
Derivative liabilities	—	(3,872)	—	(3,872)
	$—	$(3,872)	$(271,707)	$(275,579)

Except for the CLO debt, substantially all of the above financial instruments where valuation methods rely on other than observable market inputs as a significant input utilize the NAV practical expedient, such that measurement uncertainty has little relevance. The following table provides a summary of qualitative information relating to the valuation of CLO debt:

Value as of March 31, 2013	Valuation technique	Unobservable input	Range (weighted-average)
$(207,835)	Discounted cash flow	Discount rate	1.1%	-	11.0%	(2.3%)
		Default rate	3.0%	-	4.0%	(3.5%)
		Constant prepayment rate			25.0%

Value as of March 31, 2012	Valuation technique	Unobservable input	Range (weighted-average)
$(271,707)	Discounted cash flow	Discount rate	1.7%	-	24.5%	(3.8%)
		Default rate	2.5%	-	4.0%	(3.4%)
		Constant prepayment rate			15.0%

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
The changes in assets and (liabilities) of CIVs measured at fair value using significant unobservable inputs (Level 3) for the years ended March 31, 2013 and 2012 are presented in the table below:

	Value as of March 31, 2012	Purchases	Sales	Settlements / Other	Transfers	Realized and unrealized gains/(losses), net	Value as of March 31, 2013
Assets:
Hedge funds	$24,116	$1,980	$(6,602)	$—	$—	$(46)	$19,448
Private equity funds	25,071	2,622	(2,030)	—	—	1,319	26,982
	$49,187	$4,602	$(8,632)	$—	$—	$1,273	$46,430
Liabilities:
CLO debt	$(271,707)	$—	$—	$75,798	$—	$(11,926)	$(207,835)
Total realized and unrealized gains (losses), net						$(10,653)

	Value as of March 31, 2011	Purchases	Sales	Transfers In	Transfers Out	Realized and unrealized gains, net	Value as of March 31, 2012
Assets:
Hedge funds	$34,272	$17,018	$(32,058)	$3,302	$(3,316)	$4,898	$24,116
Private equity funds	17,879	4,889	(762)	—	—	3,065	25,071
	$52,151	$21,907	$(32,820)	$3,302	$(3,316)	$7,963	$49,187
Liabilities:
CLO debt	$(278,320)	$—	$—	$—	$—	$6,613	$(271,707)
Total realized and unrealized gains, net						$14,576

Realized and unrealized gains and losses recorded for Level 3 assets and liabilities of CIVs are included in Other non-operating income (expense) of CIVs on the Consolidated Statements of Income (Loss). Total unrealized gains (losses) for Level 3 investments and liabilities of CIVs relating only to those assets and liabilities still held at the reporting date were $(11,842) and $7,297 for the years ended March 31, 2013 and 2012, respectively.

There were no transfers between Level 1 and Level 2 during either of the years ended March 31, 2013 and 2012.

The NAV values used as a practical expedient by CIVs have been provided by the investees and have been derived from the fair values of the underlying investments as of the respective reporting dates. The following table summarizes, as of March 31, 2013 and March 31, 2012, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

		Fair Value Determined Using NAV				As of March 31, 2013
Category of Investment	Investment Strategy	March 31, 2013		March 31, 2012		Unfunded Commitments	Remaining Term
Hedge funds	Global macro, fixed income, long/short equity, systematic, emerging market, U.S. and European hedge	$24,792	(1)	$31,575	(2)	n/a	n/a
Private equity funds	Long/short equity	26,982	(3)	25,071	(3)	$5,549	6 years
Total		$51,774		$56,646		$5,549
n/a – not applicable

(1)	11% daily redemption; 8% monthly redemption; 2% quarterly redemption; and 79% are subject to three to five year lock-up or side pocket provisions.

(2)	5% daily redemption; 6% monthly redemption; 5% quarterly redemption; and 84% are subject to three to five year lock-up or side pocket provisions.

(3)	Liquidations are expected over the remaining term.

There are no current plans to sell any of these investments held as of March 31, 2013.

Legg Mason has elected the fair value option for certain eligible assets and liabilities, including corporate loans and debt, of the consolidated CLO. Management believes that the use of the fair value option eliminates certain timing differences and better matches the changes in fair value of assets and liabilities related to the CLO.

The following table presents the fair value and unpaid principal balance of CLO loans, bonds and debt carried at fair value under the fair value option as of March 31, 2013 and March 31, 2012:

	March 31, 2013	March 31, 2012
CLO loans and bonds
Unpaid principal balance	$186,839	$277,156
Unpaid principal balance in excess of fair value	(3,268)	(7,374)
Fair value	$183,571	$269,782

Unpaid principal balance of loans that are more than 90 days past due and also in nonaccrual status	$—	$2,963
Unpaid principal balance in excess of fair value for loans that are more than 90 days past due and also in nonaccrual status	—	(1,023)
Fair value of loans more than 90 days past due and in nonaccrual status	$—	$1,940

CLO debt
Principal amounts outstanding	$225,161	$300,959
Excess unpaid principal over fair value	(17,326)	(29,252)
Fair value	$207,835	$271,707

During the years ended March 31, 2013 and 2012, total net gains (losses) of $(8,455) and $2,054, respectively, were recognized in Other non-operating income (loss) of CIVs in the Consolidated Statements of Income (Loss) related to assets and liabilities for which the fair value option was elected. CLO loans and CLO debt measured at fair value have floating interest rates, therefore, substantially all of the estimated gains and losses included in earnings for the years ended March 31, 2013 and 2012, were attributable to instrument specific credit risk.

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

Total derivative liabilities of CIVs of $2,930 and $3,872 as of March 31, 2013 and 2012, respectively, are recorded in Other liabilities of CIVs.  Gains and (losses) of $942 and $(1,223), respectively, for the fiscal year ended March 31, 2013, and $54,603 and $(47,697), respectively, for the fiscal year ended March 31, 2012, related to derivative liabilities of CIVs are included in Other non-operating income (loss) of CIVs.   There is no risk to Legg Mason in relation to the derivative assets and liabilities of the CIVs in excess of its investment in the funds, if any.

As of March 31, 2013 and 2012, for VIEs in which Legg Mason holds a variable interest or is the sponsor and holds a variable interest, but for which it was not the primary beneficiary, Legg Mason's carrying value and maximum risk of loss were as follows:

	As of March 31, 2013
	Equity Interests on the Consolidated Balance Sheet	Maximum Risk of Loss (1)
CLOs	$—	$496
Real Estate Investment Trust	989	2,644
Other sponsored investment funds	43,104	87,121
Total	$44,093	$90,261

	As of March 31, 2012
	Equity Interests on the Consolidated Balance Sheet	Maximum Risk of Loss (1)
CLO	$—	$442
Public-Private Investment Program (2)	282	282
Other sponsored investment funds	54,161	93,521
Total	$54,443	$94,245

(1)	Includes equity investments the Company has made or is required to make and any earned but uncollected management fees.

(2)	Upon liquidation of the fund, Legg Mason's investment was fully redeemed in the quarter ended December 31, 2012.

The Company's total AUM of unconsolidated VIEs was $17,090,267 and $17,534,840 as of March 31, 2013 and 2012, respectively.

The assets of these VIEs are primarily comprised of cash and cash equivalents and investment securities, and the liabilities are primarily comprised of debt and various expense accruals. These VIEs are not consolidated because Legg Mason does not absorb a majority of each VIE's expected losses or does not receive a majority of each VIE's expected residual returns.

QUARTERLY FINANCIAL DATA
(Dollars in thousands, except per share amounts)
(Unaudited)

	Quarter Ended
Fiscal 2013(1)	Mar. 31	Dec. 31	Sept. 30	June 30
Operating Revenues	$667,763	$673,900	$640,295	$630,692
Operating Expenses	624,750	1,307,223	560,561	554,615
Operating Income (Loss)	43,013	(633,323)	79,734	76,077
Other Non-Operating Income (Expense)	5,633	(5,441)	17,758	(94,058)
Income (Loss) before Income Tax Provision (Benefit)	48,646	(638,764)	97,492	(17,981)
Income tax provision (benefit)	17,955	(180,214)	16,397	(4,997)
Net Income (Loss)	30,691	(458,550)	81,095	(12,984)
Less: Net income (loss) attributable to noncontrolling interests	1,487	(4,680)	298	(3,526)
Net Income (Loss) Attributable to Legg Mason, Inc.	$29,204	$(453,870)	$80,797	$(9,458)
Net Income (Loss) per share Attributable to Legg Mason, Inc. common shareholders:
Basic	$0.23	$(3.45)	$0.60	$(0.07)
Diluted	0.23	(3.45)	0.60	(0.07)
Cash dividend per share	0.11	0.11	0.11	0.11
Stock price range:
High	32.59	26.63	27.14	28.47
Low	25.43	23.88	23.31	22.36
Assets Under Management:
End of period	$664,609	$648,879	$650,700	$631,823
Average	657,357	648,354	639,389	635,463
(1)    Due to rounding of quarterly results, total amounts for fiscal year may differ immaterially from the annual results.

As of May 21, 2013, the closing price of Legg Mason's common stock was $36.13.

	Quarter Ended
Fiscal 2012(1)	Mar. 31	Dec. 31	Sept. 30	June 30
Operating Revenues	$648,591	$626,978	$669,897	$717,108
Operating Expenses	576,379	567,655	563,045	616,742
Operating Income	72,212	59,323	106,852	100,366
Other Non-Operating Income (Expense)	37,781	(11,575)	(51,075)	(10,801)
Income before Income Tax Provision (Benefit)	109,993	47,748	55,777	89,565
Income tax provision (benefit)	33,184	12,607	(1,606)	27,867
Net Income	76,809	35,141	57,383	61,698
Less: Net income attributable to noncontrolling interests	740	7,009	719	1,746
Net Income Attributable to Legg Mason, Inc.	$76,069	$28,132	$56,664	$59,952
Net Income per share Attributable to Legg Mason, Inc. common shareholders:
Basic	$0.54	$0.20	$0.39	$0.40
Diluted	0.54	0.20	0.39	0.40
Cash dividend per share	0.08	0.08	0.08	0.08
Stock price range:
High	29.49	29.56	34.32	37.82
Low	23.75	22.61	24.11	30.86
Assets Under Management:
End of period	$643,318	$626,960	$611,794	$662,533
Average	634,916	622,004	643,296	670,761
(1)    Due to rounding of quarterly results, total amounts for fiscal year may differ immaterially from the annual results.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
As of March 31, 2013, Legg Mason's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective on a reasonable assurance basis. There have been no changes in Legg Mason's internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information about our Directors required by this item will be contained under the caption “Election of Directors” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this item will be contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in that proxy statement. All of that information is incorporated herein by reference to the proxy statement. See Part I, Item 4A of This Report for information regarding certain of our executive officers. The process by which our stockholders may recommend nominees to our Board of Directors and any material changes to that process will be discussed in our definitive proxy statement for the 2013 Annual Meeting of Stockholders under the caption “Corporate Governance - Director Nomination Process.” That information is incorporated herein by reference to the proxy statement.
Our Board of Directors has an Audit Committee, a Compensation Committee, a Finance Committee, a Nominating & Corporate Governance Committee and a Risk Committee. Information about our Board of Directors' determination regarding the service of an audit committee financial expert on the Audit Committee of the Board of Directors and the name and independence of such expert will be contained under the caption “Election of Directors - Committees of the Board-Board Meetings - Audit Committee” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement. Information about the identities of the members of the Audit Committee of the Board of Directors will be contained in the proxy statement under the heading “Election of Directors - Committees of the Board - Board Meetings - Audit Committee” and is also incorporated herein by reference.

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
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item will be contained under the captions “Election of Directors - Compensation of Directors,” "Election of Directors - Relationship of Compensation and Risk," “Executive Compensation,” “Compensation Committee Interlocks, Insider Participation and Certain Transactions” and “Compensation Committee Report” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders. All of that information is incorporated herein by reference to the proxy statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information about security ownership of management, directors, and certain beneficial owners required by this item will be contained under the caption “Security Ownership of Management and Principal Stockholders” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

Equity Compensation Plan Information
The following table provides information about our equity compensation plans as of March 31, 2013.

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	6,555,886	(1)	$53.13	(2)	14,419,212	(3)(4)
Equity compensation plans not approved by stockholders	—		—		—
Total	6,555,886		$53.13		14,419,212
						(3)(4)

(1)
Includes 725,764 shares of Legg Mason Common Stock (“Common Stock”) that are held in a trust pending distribution of phantom stock units. The phantom stock units, which are converted into shares of Common Stock on a one-for-one basis upon distribution, were granted to plan participants upon their deferral of compensation or dividends paid on phantom stock units. When amounts are deferred, participants receive a number of phantom stock units equal to the deferred amount divided by 90% to 95% of the fair market value of a share of Common Stock. Also includes 91,106 restricted stock units granted to non-employee directors as equity compensation that are converted into shares of Common Stock on a one-for-one basis upon distribution.

(2)
Weighted-average exercise price does not include phantom stock units or restricted stock units that will be converted into Common Stock on a one-for-one basis upon distribution at no additional cost, and were granted as described in footnote (1).

(3)
In addition, 377,751 shares of Common Stock may be issued under the Legg Mason & Co, LLC Deferred Compensation/Phantom Stock Plan upon the distribution of phantom stock units that may be acquired in the future as described in footnote (1).

(4)
11,272,639 of these shares may be issued under our omnibus equity plan as stock options, restricted or unrestricted stock grants or any other form of equity compensation. 297,464 of these shares may be issued under the Legg Mason, Inc. Equity Plan for Non-Employee Directors as grants of stock or restricted stock units. 2,849,109 of these shares may be purchased under our employee stock purchase plan, which acquires the shares that are purchased thereunder in the open market.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be contained under the captions “Compensation Committee Interlocks, Insider Participation and Certain Transactions,” “Corporate Governance - Policies and Procedures Regarding Related Party Transactions” and “Corporate Governance - Independent Directors” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item will be contained under the caption “Proposed Ratification of the Appointment of the Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders. That information is incorporated herein by reference to the proxy statement.

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
10.7
Form of Non-Qualified Stock Option Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason's Annual Report on Form 10-K for the year ended March 31, 2011)*

10.8
Non-Qualified Stock Option Agreement dated as of May 2, 2013 between Legg Mason, Inc. and Joseph A. Sullivan (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on May 2, 2013)*

10.9	Form of Restricted Stock Agreement under the Legg Mason, Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason's Annual Report on Form 10-K for the year ended March 31, 2011)*
10.10	Form of Restricted Stock Unit Agreement under the Legg Mason Inc. 1996 Equity Incentive Plan (incorporated by reference to Legg Mason's Annual Report on Form 10-K for the year ended March 31, 2011)*
10.11
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
10.13
Agreement dated October 25, 2009 among Legg Mason, Inc. and Trian Fund Management, L.P., funds managed by it and certain of its affiliates (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on October 25, 2009)

10.14
Credit Agreement, dated as of June 27, 2012, between Legg Mason, Inc., as Borrower; Citibank, N.A., as Administrative Agent; The Bank of New York Mellon and State Street Bank and Trust Company, as Joint Documentation Agents; and the other banks party thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on June 28, 2012)

10.15
Agreement dated February 1, 2008 between Legg Mason Asset Management Australia Limited and Ronald R. Dewhurst (incorporated by reference to Legg Mason's Annual Report on Form 10-K for the year ended March 31, 2012)*

10.16	Separation Agreement, dated September 14, 2012 between Legg Mason, Inc. and Mark R. Fetting (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on September 19, 2012)*
10.17
Severance Agreement and Release of Claims dated March 28, 2013 among Legg Mason, Inc., Legg Mason Asset Management Australia Limited, Legg Mason & Co., LLC and Ronald R. Dewhurst (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on March 28, 2013)*

10.18
Severance Agreement and Release of Claims dated March 28, 2013 among Legg Mason, Inc., Legg Mason & Co., LLC and Thomas P. Lemke (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on March 28, 2013)*

10.19	Form of director's service agreement dated April 1, 2013 between Legg Mason & Co (UK) Limited and Terence Johnson, filed herewith*
10.20
Amended and Restated Standstill Agreement, dated as of May 23. 2012, between Legg Mason, Inc. and Kohlberg Kravis Roberts & Co. L.P. (incorporated by reference to Legg Mason's Current Report on Form 8-K filed on May 23, 2012)

10.21
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

101
Financial statements from the annual report on Form 10-K of Legg Mason, Inc. for the year ended March 31, 2013, filed on May 24, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

*	These exhibits are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGG MASON, INC.

By: /s/ Joseph A. Sullivan
Joseph A. Sullivan, President and Chief Executive
Officer
Date: May 24, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph A. Sullivan	President, Chief Executive Officer (Principal Executive Officer), and Director	May 24, 2013
Joseph A. Sullivan

/s/ Peter H. Nachtwey	Chief Financial Officer and Senior Executive Vice President (Principal Financial and Accounting Officer)	May 24, 2013
Peter H. Nachtwey

/s/ Harold L. Adams	Director	May 24, 2013
Harold L. Adams

/s/ Robert Angelica	Director	May 24, 2013
Robert Angelica

/s/ Dennis R. Beresford	Director	May 24, 2013
Dennis R. Beresford

/s/ John T. Cahill	Director	May 24, 2013
John T. Cahill

/s/ Barry W. Huff	Director	May 24, 2013
Barry W. Huff

/s/ Dennis M. Kass	Director	May 24, 2013
Dennis M. Kass

/s/ John E. Koerner III	Director	May 24, 2013
John E. Koerner III

/s/ Cheryl Gordon Krongard	Director	May 24, 2013
Cheryl Gordon Krongard

/s/ Nelson Peltz	Director	May 24, 2013
Nelson Peltz

/s/ W. Allen Reed	Director	May 24, 2013
W. Allen Reed

Signature	Title	Date
/s/ Margaret Milner Richardson	Director	May 24, 2013
Margaret Milner Richardson

/s/ Kurt L. Schmoke	Director	May 24, 2013
Kurt L. Schmoke

/s/ Nicholas J. St. George	Director	May 24, 2013
Nicholas J. St. George