Form 10-Q
period 2013-06-30
LEGG MASON, INC.
filed 2013-08-07
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q
(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
123,374,773 shares of common stock as of the close of business on August 1, 2013.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 30, 2013	March 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$667,280	$933,036
Cash and cash equivalents of consolidated investment vehicles	42,148	46,541
Restricted cash	12,698	8,812
Receivables:
Investment advisory and related fees	332,937	350,726
Other	72,834	72,392
Investment securities	387,667	371,080
Investment securities of consolidated investment vehicles	25,723	24,792
Deferred income taxes	80,434	85,257
Other	49,065	48,239
Other assets of consolidated investment vehicles	—	1,987
Total Current Assets	1,670,786	1,942,862
Fixed assets, net	199,923	201,819
Intangible assets, net	3,173,034	3,177,562
Goodwill	1,252,543	1,269,165
Investments of consolidated investment vehicles	158,103	210,553
Deferred income taxes	276,279	279,361
Other	185,747	187,274
Other assets of consolidated investment vehicles	739	1,064
Total Assets	$6,917,154	$7,269,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued compensation	$179,874	$351,965
Accounts payable and accrued expenses	216,011	214,803
Current portion of long-term debt	50,210	50,438
Other	97,098	74,940
Other liabilities of consolidated investment vehicles	6,404	10,320
Total Current Liabilities	549,597	702,466
Deferred compensation	49,393	56,809
Deferred income taxes	171,054	161,298
Other	179,835	204,446
Other liabilities of consolidated investment vehicles	2,573	2,930
Long-term debt	1,044,757	1,094,516
Long-term debt of consolidated investment vehicles	153,676	207,835
Total Liabilities	2,150,885	2,430,300

Commitments and Contingencies (Note 9)

Redeemable Noncontrolling Interests	20,482	21,009

Stockholders’ Equity
Common stock, par value $.10; authorized 500,000,000 shares; issued 123,747,787 shares in June 2013 and 125,341,361 shares in March 2013	12,375	12,534
Additional paid-in capital	3,370,376	3,449,190
Employee stock trust	(31,407)	(32,623)
Deferred compensation employee stock trust	31,407	32,623
Retained earnings	1,335,846	1,304,259
Appropriated retained earnings for consolidated investment vehicle	5,227	4,829
Accumulated other comprehensive income, net	21,963	47,539
Total Stockholders’ Equity	4,745,787	4,818,351
Total Liabilities and Stockholders’ Equity	$6,917,154	$7,269,660

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,
	2013	2012
Operating Revenues
Investment advisory fees:
Separate accounts	$191,034	$182,436
Funds	370,471	356,474
Performance fees	22,021	8,566
Distribution and service fees	84,879	81,623
Other	2,012	1,593
Total Operating Revenues	670,417	630,692
Operating Expenses
Compensation and benefits	296,111	270,262
Distribution and servicing	170,188	169,825
Communications and technology	38,399	37,630
Occupancy	26,809	30,252
Amortization of intangible assets	3,624	3,505
Other	51,752	43,141
Total Operating Expenses	586,883	554,615
Operating Income	83,534	76,077
Other Non-Operating Income (Expense)
Interest income	1,639	1,936
Interest expense	(13,068)	(19,227)
Other income (expense), net, including $68,975 debt extinguishment loss in 2012	85	(72,633)
Other non-operating income (loss) of consolidated investment vehicles, net	2,697	(4,134)
Total other non-operating expense	(8,647)	(94,058)
Income (Loss) Before Income Tax Provision (Benefit)	74,887	(17,981)
Income tax provision (benefit)	25,792	(4,997)
Net Income (Loss)	49,095	(12,984)
Less: Net income (loss) attributable to noncontrolling interests	1,280	(3,526)
Net Income (Loss) Attributable to Legg Mason, Inc.	$47,815	$(9,458)

Net Income (Loss) per Share Attributable to Legg Mason, Inc. Common Shareholders:
Basic	$0.38	$(0.07)
Diluted	$0.38	$(0.07)

Weighted Average Number of Shares Outstanding
Basic	125,228	138,720
Diluted	125,412	138,720

Dividends Declared per Share	$0.13	$0.11
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2013	2012
Net Income (Loss)	$49,095	$(12,984)
Other comprehensive income (loss):
Foreign currency translation adjustment	(25,442)	(13,135)
Unrealized gains on investment securities:
Unrealized holding gains (losses), net of tax provision (benefit) of $(94) and $41, respectively	(140)	62
Reclassification adjustment for (gains) losses included in net income (loss)	6	(9)
Net unrealized gains and losses on investment securities	(134)	53
Total other comprehensive (loss)	(25,576)	(13,082)
Comprehensive Income (Loss)	23,519	(26,066)
Less: Comprehensive income (loss) attributable to noncontrolling interests	1,280	(3,526)
Comprehensive Income (Loss) Attributable to Legg Mason, Inc.	$22,239	$(22,540)
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,
	2013	2012
COMMON STOCK
Beginning balance	$12,534	$13,987
Stock options and other stock-based compensation	26	1
Deferred compensation employee stock trust	3	3
Deferred compensation, net	115	158
Employee tax withholdings by net share transactions	(41)	(29)
Shares repurchased and retired	(262)	(617)
Ending balance	12,375	13,503
ADDITIONAL PAID-IN CAPITAL
Beginning balance	3,449,190	3,864,216
Stock options and other stock-based compensation	11,117	3,327
Deferred compensation employee stock trust	904	831
Deferred compensation, net	11,788	9,145
Employee tax withholdings by net share transactions	(12,935)	(7,613)
Shares repurchased and retired	(89,688)	(154,383)
Allocation from 2.5% Convertible Senior Notes repurchase, net of tax	—	(30,833)
Ending balance	3,370,376	3,684,690
EMPLOYEE STOCK TRUST
Beginning balance	(32,623)	(32,419)
Shares issued to plans	(907)	(834)
Distributions and forfeitures	2,123	262
Ending balance	(31,407)	(32,991)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	32,623	32,419
Shares issued to plans	907	834
Distributions and forfeitures	(2,123)	(262)
Ending balance	31,407	32,991
RETAINED EARNINGS
Beginning balance	1,304,259	1,715,395
Net Income (Loss) Attributable to Legg Mason, Inc.	47,815	(9,458)
Dividends declared	(16,228)	(15,486)
Ending balance	1,335,846	1,690,451
APPROPRIATED RETAINED EARNINGS FOR CONSOLIDATED INVESTMENT VEHICLE
Beginning balance	4,829	12,221
Net income (loss) reclassified to appropriated retained earnings	398	(2,865)
Ending balance	5,227	9,356
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET
Beginning balance	47,539	71,472
Net unrealized holding gains (losses) on investment securities	(134)	53
Foreign currency translation adjustment	(25,442)	(13,135)
Ending balance	21,963	58,390
TOTAL STOCKHOLDERS’ EQUITY	$4,745,787	$5,456,390

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2013	2012
Cash Flows from Operating Activities
Net Income (Loss)	$49,095	$(12,984)
2.5% Convertible Senior Notes:
Allocation of repurchase payment	—	(216,038)
Loss on extinguishment	—	68,975
Adjustments to reconcile Net Income (Loss) to net cash provided by operations:
Depreciation and amortization	15,472	17,079
Imputed interest for 2.5% Convertible Senior Notes	—	5,839
Accretion and amortization of securities discounts and premiums, net	755	1,101
Stock-based compensation	15,334	12,734
Net losses on investments	1,511	4,628
Net losses (gains) of consolidated investment vehicles	(1,823)	4,913
Deferred income taxes	28,808	(8,659)
Other	1,386	549
Decrease (increase) in assets:
Investment advisory and related fees receivable	15,565	22,142
Net sales (purchases) of trading and other current investments	(16,842)	67,202
Other receivables	(1,799)	5,033
Other assets	(3,760)	155
Other assets of consolidated investment vehicles	4,880	(751)
Increase (decrease) in liabilities:
Accrued compensation	(170,523)	(223,135)
Deferred compensation	(7,416)	(15,559)
Accounts payable and accrued expenses	1,208	(260)
Other liabilities	(5,340)	(20,690)
Other liabilities of consolidated investment vehicles	(4,314)	8,186
Cash Used in Operating Activities	(77,803)	(279,540)
Cash Flows from Investing Activities
Payments for fixed assets	(11,863)	(7,461)
Change in restricted cash	(4,639)	(408)
Purchases of investment securities	(598)	(2,225)
Proceeds from sales and maturities of investment securities	758	1,961
Purchases of investments by consolidated investment vehicles	(11,031)	(59,877)
Proceeds from sales and maturities of investments by consolidated investment vehicles	66,369	55,387
Cash Provided by (Used in) Investing Activities	$38,996	$(12,623)

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2013	2012
Cash Flows from Financing Activities
Repayment of short-term borrowings	$—	$(250,000)
Repayment of 2.5% Convertible Senior Notes, net of operating allocation	—	(1,040,212)
Repayment of long-term debt	(50,220)	(425)
Proceeds from issuance of long-term debt	—	1,143,246
Debt issuance costs	—	(8,498)
Issuance of common stock	8,665	729
Repurchase of common stock	(102,926)	(162,642)
Dividends paid	(14,114)	(11,178)
Repayment of principal on long-term debt on consolidated investment vehicle	(54,289)	—
Net redemptions/distributions paid to noncontrolling interest holders	(1,409)	(1,868)
Cash Used in Financing Activities	(214,293)	(330,848)
Effect of Exchange Rate Changes on Cash	(12,656)	(1,368)
Net Decrease in Cash and Cash Equivalents	(265,756)	(624,379)
Cash and Cash Equivalents at Beginning of Period	933,036	1,382,263
Cash and Cash Equivalents at End of Period	$667,280	$757,884

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts or unless otherwise noted)
June 30, 2013
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

The nature of Legg Mason's business is such that the results of any interim period are not necessarily indicative of the results of a full year. Certain disclosures included in the Company's annual report are not required to be included on an interim basis in the Company's quarterly reports on Forms 10-Q. The Company has condensed or omitted these disclosures. Certain less significant amounts in prior period financial statements have been reclassified to conform to the current period presentation.

The information contained in the interim consolidated financial statements should be read in conjunction with Legg Mason's latest Annual Report on Form 10-K filed with the SEC.

2. Significant Accounting Policies

Consolidation
In accordance with financial accounting standards on consolidation, Legg Mason consolidates and separately identifies certain sponsored investment vehicles, the most significant of which is a collateralized loan obligation entity (“CLO”).  The consolidation of these investment vehicles has no impact on Net Income (Loss) Attributable to Legg Mason, Inc. and does not have a material impact on Legg Mason's consolidated operating results.  The change in the value of these consolidated investment vehicles, which is recorded in Other Non-Operating Income (Expense), is reflected in its Net Income (Loss), net of amounts allocated to noncontrolling interests.  Also, see Notes 4 and 12 for additional information regarding the consolidation of investment vehicles.

Noncontrolling Interests
For consolidated investment vehicles with third-party investors ("CIVs"), the related noncontrolling interests are classified as redeemable noncontrolling interests if investors in these funds may request withdrawals at any time. There were no nonredeemable noncontrolling interests as of June 30, 2013 or March 31, 2013. As noted above, Net income (loss) attributable to noncontrolling interests in the Consolidated Statements of Income (Loss) also includes Net income (loss) reclassified to appropriated retained earnings for consolidated investment vehicle in the Consolidated Balance Sheets.

Net income (loss) attributable to noncontrolling interests for the three months ended June 30, included the following amounts:

	Three Months Ended June 30,
	2013	2012
Net income (loss) attributable to redeemable noncontrolling interests	$882	$(661)
Net income (loss) reclassified to appropriated retained earnings for consolidated investment vehicle	398	(2,865)
Total	$1,280	$(3,526)

Redeemable noncontrolling interests as of and for the three months ended June 30, included the following amounts:

	Three Months Ended June 30,
	2013	2012
Balance, beginning of period	$21,009	$24,031
Net income (loss) attributable to redeemable noncontrolling interests	882	(661)
Net (redemptions/distributions paid to)/subscriptions received from noncontrolling interest holders	(1,409)	(1,868)
Balance, end of period	$20,482	$21,502

In conjunction with the December 2012 modification of employment and other arrangements with the employees of its subsidiary, The Permal Group, Ltd. (“Permal”), Legg Mason completed implementation of a management equity plan during the quarter ended June 30, 2013. The plan better aligns the interests of Permal's management with those of Legg Mason and its shareholders, and was part of the modifications which provide for, among other things, higher margins at specified higher revenue levels. The management equity plan will entitle certain key employees of Permal to participate in 15% of the future growth, if any, of the Permal enterprise value (subject to appropriate discounts) subsequent to the date of grant. Current and future grants under the plan vest 20% annually for five years, over which the related grant-date fair value will be recognized as Compensation expense in the Consolidated Statements of Income. Once vested, plan units can be put to Legg Mason for settlement at fair value, beginning one year after the holder terminates their employment. Legg Mason can also call plan units, generally post employment, for settlement at fair value. Changes in control of Legg Mason or Permal do not impact vesting, settlement or other provisions of the units. However, upon sale of substantially all of Permal's assets, the vesting of plan units would accelerate and participants would receive a payment in respect of their interests under the plan. Future grants of additional plan units will dilute the participation of existing outstanding units in 15% of the future growth of the Permal enterprise value, if any, subsequent to the related future grant date, for which additional compensation cost would be incurred. Further, future grants under the plan will not entitle the plan participants, collectively, to more than an aggregate 15% of the future growth of the Permal enterprise value. Upon vesting, the grant-date fair value of vested plan units will be reflected in the Consolidated Balance Sheets as redeemable noncontrolling interests through an adjustment to retained earnings. Thereafter, redeemable noncontrolling interests will continue to be adjusted to the ultimate maximum estimated redemption value over the expected term, through additional retained earnings adjustments.

Accumulated Other Comprehensive Income
There were no significant amounts reclassified from Accumulated other comprehensive income to the Consolidated Statements of Income (Loss) for the three months ended June 30, 2013 or 2012.

Recent Accounting Developments
In June 2013, the Financial Accounting Standards Board ("FASB") updated the guidance for investment company entities. The update clarifies the characteristics of an investment company, provides comprehensive guidance for assessing whether an entity is an investment company, requires an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method, and requires additional disclosures. This update will be effective for Legg Mason in fiscal 2015. Legg Mason is still evaluating its adoption.

3. Acquisition

On March 13, 2013, Permal, a wholly-owned subsidiary of Legg Mason, completed the acquisition of all of the outstanding share capital of Fauchier Partners Management, Limited ("Fauchier"), a European based manager of funds-of-hedge funds, from BNP Paribas Investment Partners, S.A. in accordance with a Sale and Purchase Agreement ("SPA") entered into in December 2012. This transaction expands Permal's institutional business, creating a global institutional capability across geographies and client profiles. At the time of acquisition Fauchier managed assets of approximately $5,400,000.

The initial purchase price was a cash payment of $63,433, using the exchange rate between the British pound and U.S. dollar at the acquisition date, and was funded from existing cash resources. In addition, contingent consideration of up to approximately $23,000 and approximately $30,000 (using the exchange rate between the British pound and the U.S. dollar as of June 30, 2013) may be due on or about the second and fourth anniversaries of closing, respectively, dependent on achieving certain financial targets and subject to a catch-up adjustment on the fourth anniversary. The contingent consideration liability established at closing had an acquisition date fair value of $21,566, which represents the present value of the contingent consideration expected to be paid and is included in Other liabilities in the Consolidated Balance Sheet. Any changes in estimates of the fair value of the contingent consideration will be recorded as Operating income or expense in the Consolidated Statements of Income (Loss).

A summary of the fair values of the assets acquired and liabilities assumed are as follows:

Cash	$8,156
Receivables	12,174
Amortizable asset management contracts	2,865
Indefinite-life fund management contracts	65,126
Goodwill	28,983
Other current liabilities, net	(16,667)
Contingent consideration	(21,566)
Deferred tax liability	(15,638)
Total net assets acquired	$63,433

The fair value of the amortizable asset management contracts is being amortized over a period of six years. None of the acquired intangible assets or goodwill are deductible for U.K. tax purposes.

Management estimated the fair values of the indefinite-life fund management contracts based upon discounted cash flow analyses and the contingent consideration expected to be paid based upon revenue projections, using unobservable market data inputs, which are Level 3 measurements. As is typical with the acquisition of a portion of a business from a larger financial services firm with other related operations, Legg Mason expects some initial contraction in the acquired business. The significant assumptions used in these analyses included projected annual cash flows, revenues and discount rates, are summarized as follows:

	Projected Cash Flow Growth Rates	Discount Rate
Indefinite-life fund management contracts	(35)% to 11% (weighted-average: 6% )	16.0%

	Projected Revenue Growth Rates
Contingent consideration	(16)% to 1% (weighted-average: (5)%)	2.0%

The Company has not presented pro forma combined results of operations for this acquisition because the results of operations as reported in the accompanying Consolidated Statements of Income would not have been materially different. The financial results of Fauchier included in Legg Mason's consolidated financial results for the quarter ended June 30, 2013 were not significant.

4. Investments and Fair Values of Assets and Liabilities

The disclosures below include details of Legg Mason's assets and liabilities that are measured at fair value, excluding the assets and liabilities of CIVs. See Note 12, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the assets and liabilities of CIVs that are measured at fair value.

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

	As of June 30, 2013
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash equivalents(1):
Money market funds	$347,063	$—	$—	$347,063
Time deposits and other	—	108,754	—	108,754
Total cash equivalents	347,063	108,754	—	455,817
Current investments:
Trading investments relating to long-term incentive compensation plans(2)	106,734	—	—	106,734
Trading proprietary fund products and other investments(3)	184,578	67,302	233	252,113
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments(4)(5)	11,939	16,881	—	28,820
Total current investments	303,251	84,183	233	387,667
Available-for-sale investment securities(6)	2,033	9,960	12	12,005
Investments in partnerships, LLCs and other(6)	679	2,731	28,018	31,428
Equity method investments in partnerships and LLCs(4)(6)	1,533	797	63,353	65,683
Derivative assets:
Currency and market hedges	3,900	—	—	3,900
Other investments(6)	—	—	93	93
Total	$658,459	$206,425	$91,709	$956,593
Liabilities:
Contingent consideration liability	$—	$—	$(21,931)	$(21,931)
Derivative liabilities:
Currency and market hedges	(1,794)	—	—	(1,794)
Total	$(1,794)	$—	$(21,931)	$(23,725)

	As of March 31, 2013
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash equivalents(1):
Money market funds	$485,776	$—	$—	$485,776
Time deposits and other	—	177,471	—	177,471
Total cash equivalents	485,776	177,471	—	663,247
Current investments:
Trading investments relating to long-term incentive compensation plans(2)	86,583	—	—	86,583
Trading proprietary fund products and other investments(3)	158,846	69,064	246	228,156
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments(4)(5)	12,600	43,741	—	56,341
Total current investments	258,029	112,805	246	371,080
Available-for-sale investment securities(6)	2,034	10,354	12	12,400
Investments in partnerships, LLCs and other(6)	761	2,620	27,762	31,143
Equity method investments in partnerships and LLCs(4)(6)	1,518	924	66,338	68,780
Derivative assets:
Currency and market hedges	1,939	—	—	1,939
Other investments(6)	—	—	99	99
Total	$750,057	$304,174	$94,457	$1,148,688
Liabilities:
Contingent consideration liability	$—	$—	$(21,900)	(21,900)
Derivative liabilities:
Currency and market hedges	(781)	—	—	(781)
Total	$(781)	$—	$(21,900)	$(22,681)

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

(3)
Trading proprietary fund products and other investments primarily represent mutual funds that are invested approximately 62% and 38% in equity and debt securities, respectively, as of June 30, 2013, and were invested approximately 49% and 51% in equity and debt securities, respectively, as of March 31, 2013.

(4)
Substantially all of Legg Mason's equity method investments are investment companies which record their underlying investments at fair value.  Fair value is measured using Legg Mason's share of the investee's underlying net income or loss, which is predominately representative of fair value adjustments in the investments held by the equity method investee.

(5)
Includes investments under the equity method (which approximates fair value) relating to long-term incentive compensation plans of $16,881 and $43,741 as of June 30, 2013 and March 31, 2013, respectively, and proprietary fund products and other investments of $11,939 and $12,600 as of June 30, 2013 and March 31, 2013, respectively, which are classified as Investment securities on the Consolidated Balance Sheets.

(6)	Amounts are included in Other non-current assets on the Consolidated Balance Sheets for each of the periods presented.

Proprietary fund products include initial cash investments made by Legg Mason to fund new investment strategies and products. The primary purpose of these "seed capital investments" is to generate an investment performance track record in a product in order to attract third-party investors. Legg Mason had investments in numerous proprietary fund products which totaled $330,801 and $304,982, as of June 30, 2013 and March 31, 2013, respectively, which is substantially comprised of investments in 43 funds and 39 funds as of June 30, 2013 and March 31, 2013, respectively, that are individually greater than $1,000 and together comprise over 90% of the seed capital investment total in each period. Legg Mason's initial investment in a new product typically represents 100% of the ownership in that product.

Investments in proprietary fund products are initially consolidated and the individual securities within the portfolio are accounted for as trading investments. Legg Mason consolidates these products as long as it holds a controlling financial interest in the product. Upon deconsolidation, which typically occurs after several years, Legg Mason accounts for its investments in proprietary fund products as equity method investments if its ownership is between 20% and 50%, or it otherwise has the ability to significantly influence the financial and operating policies of the investee. For partnerships and LLCs, where investors have greater ability to influence operations, the equity method of accounting is considered if Legg Mason's ownership is greater than 3%. Changes in the fair value of proprietary fund products classified as trading or equity method investments are recognized in Other non-operating income (expense) on the Consolidated Statements of Income (Loss).
Legg Mason redeems its investment in proprietary fund products when the related product establishes a sufficient track record, when third-party investments in the related product are sufficient to sustain the strategy, or a decision is made to no longer pursue the strategy. The length of time Legg Mason holds a majority interest in a product varies based on a number of factors, such as market demand, market conditions and investment performance.
See Note 12 for information regarding the determination of whether investments in proprietary fund products represent variable interest entities ("VIEs").
Substantially all of the above financial instruments where valuation methods rely on other than observable market inputs as a significant input utilize the equity method, the cost method, or NAV practical expedient discussed below, such that measurement uncertainty has little relevance.
The changes in financial assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three months ended June 30, 2013 and 2012, are presented in the tables below:

	Value as of March 31, 2013	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of June 30, 2013
Assets:
Trading proprietary fund products and other investments	$246	$—	$—	$(13)	$—	$—	$233
Investments in partnerships, LLCs and other	27,762	800	(193)	(165)	—	(186)	28,018
Equity method investments in partnerships and LLCs	66,338	196	(313)	(3,572)	—	704	63,353
Other investments	111	—	—	—	—	(6)	105
	$94,457	$996	$(506)	$(3,750)	$—	$512	$91,709
Liabilities:
Contingent consideration liability	$(21,900)	$—	$—	$—	$—	$(31)	$(21,931)

	Value as of March 31, 2012	Purchases	Sales	Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of June 30, 2012
Assets:
Equity method investments in proprietary fund products	$11,778	$—	$—	$—	$—	$(482)	$11,296
Investments in partnerships, LLCs and other	28,763	—	—	(151)	—	(99)	28,513
Equity method investments in partnerships and LLCs	166,438	90	(1,602)	(5,614)	—	1,290	160,602
Other investments	124	—	—	—	—	4	128
	$207,103	$90	$(1,602)	$(5,765)	$—	$713	$200,539

Realized and unrealized gains and losses recorded for Level 3 investments are primarily included in Other Non-Operating Income (Expense) on the Consolidated Statements of Income (Loss). The change in unrealized gains (losses) for Level 3 investments and liabilities still held at the reporting date was $(793) and $1,284 for the three months ended June 30, 2013 and 2012, respectively.

There were no significant transfers between Level 1 and Level 2 during the three months ended June 30, 2013 and 2012.

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

		Fair Value Determined Using NAV				As of June 30, 2013
Category of Investment	Investment Strategy	June 30, 2013		March 31, 2013		Unfunded Commitments	Remaining Term
Funds-of-hedge funds	Global macro, fixed income, long/short equity, natural resources, systematic, emerging market, European hedge	$39,161	(1)	$38,811	(1)	n/a	n/a
Hedge funds	Fixed income - developed market, event driven, fixed income - hedge, relative value arbitrage, European hedge	23,138		24,716		$20,000	n/a
Private equity funds	Long/short equity	22,982	(2)	23,763	(2)	5,043	Up to 7 years
Other	Various	2,116		2,408		n/a	Various (3)
Total		$87,397	(4)	$89,698	(4)	$25,043
n/a-not applicable

(1)	49% monthly redemption; 51% quarterly redemption. Any remaining lock-up expired in June 2013.
(2)    Liquidations are expected over the remaining term.

(3)	Of this balance, 5% has a remaining term of less than one year and 95% has a remaining term of 20 years.

(4)	Comprised of approximately 33% and 67% of Level 2 and Level 3 assets, respectively, as of June 30, 2013 and 32% and 68% of Level 2 and Level 3 assets, respectively, as of March 31, 2013.

There are no current plans to sell any of these investments held as of June 30, 2013.

5. Fixed Assets
Fixed assets consist of equipment, software and leasehold improvements. Equipment consists primarily of communications and technology hardware and furniture and fixtures. Software includes purchased software and internally developed software. Fixed assets are reported at cost, net of accumulated depreciation and amortization. The following table reflects the components of fixed assets as of:

	June 30, 2013	March 31, 2013
Equipment	$150,051	$152,065
Software	233,121	227,739
Leasehold improvements	215,863	222,260
Total cost	599,035	602,064
Less: accumulated depreciation and amortization	(399,112)	(400,245)
Fixed assets, net	$199,923	$201,819

Depreciation and amortization expense included in operating income was $11,848 and $13,575 for the three months ended June 30, 2013 and 2012, respectively.

6. Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of:

	June 30, 2013	March 31, 2013
Amortizable asset management contracts
Cost	$207,427	$208,651
Accumulated amortization	(188,768)	(186,324)
Net	18,659	22,327
Indefinite–life intangible assets
U.S. domestic mutual fund management contracts	2,106,351	2,106,351
Permal/Fauchier funds-of-hedge fund management contracts	691,264	692,133
Other fund management contracts	303,960	303,951
Trade names	52,800	52,800
	3,154,375	3,155,235
Intangible assets, net	$3,173,034	$3,177,562

As of June 30, 2013, amortizable asset management contracts are being amortized over a weighted-average remaining life of 2.8 years.

Estimated amortization expense for each of the next five fiscal years is as follows:

Remaining 2014	$8,652
2015	3,405
2016	3,148
2017	2,484
2018	485
Thereafter	485
Total	$18,659

The change in the carrying value of goodwill is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value
Balance as of March 31, 2013	$2,431,065	$(1,161,900)	$1,269,165
Impact of excess tax basis amortization	(5,393)	—	(5,393)
Other, including changes in foreign exchange rates	(11,229)	—	(11,229)
Balance as of June 30, 2013	$2,414,443	$(1,161,900)	$1,252,543

7. Long-Term Debt

The disclosures below include details of Legg Mason’s debt, excluding the debt of CIVs.  See Note 12, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the debt of CIVs.

The accreted value of long-term debt consists of the following:

	June 30, 2013			March 31, 2013
	Current Accreted Value	Unamortized Discount	Maturity Amount	Accreted Value
5.5% senior notes	$644,318	$5,682	$650,000	$644,077
Five-year amortizing term loan	450,000	—	450,000	500,000
Other term loans	649	—	649	877
Subtotal	1,094,967	5,682	1,100,649	1,144,954
Less: current portion	50,210	—	50,210	50,438
Total	$1,044,757	$5,682	$1,050,439	$1,094,516

As of June 30, 2013, the aggregate maturities of long-term debt, based on their contractual terms, are as follows:

Remaining 2014	$210
2015	50,439
2016	50,000
2017	50,000
2018	300,000
Thereafter	650,000
Total	$1,100,649

At June 30, 2013, the estimated fair value of long-term debt was approximately $1,120,463. The carrying value of the five-year term loan approximates fair value because the debt is a credit facility with a market-based variable interest rate. The fair value of the 5.5% senior notes was estimated using publicly quoted market prices and was classified as level 2 in the fair value hierarchy, along with the other long-term debt.

8.   Stock-Based Compensation

Legg Mason's stock-based compensation includes stock options, restricted stock awards and units, employee stock purchase plans, deferred compensation payable in stock, and other stock-based compensation. Shares available for issuance under the active equity incentive stock plan as of June 30, 2013, were 8,929. Options under Legg Mason’s employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in equal increments over four to five years and expire within eight to ten years from the date of grant.

Stock Options
Compensation expense relating to stock options for the three months ended June 30, 2013, and 2012 was $3,241 and $3,283, respectively.

Stock option transactions during the three months ended June 30, 2013 and 2012, respectively, are summarized below:

	Three Months Ended June 30,
	2013		2012
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Options outstanding at March 31	5,361	$53.13	5,624	$57.78
Granted	1,215	33.64	966	23.72
Exercised	(262)	29.95	—	—
Canceled/forfeited	(101)	67.42	(263)	65.61
Options outstanding at June 30	6,213	$50.07	6,327	$52.25

At June 30, 2013 and 2012, options were exercisable for 3,434, and 3,412 shares, respectively, and the weighted-average exercise prices were $65.80, and $70.23, respectively. Stock options exercisable at June 30, 2013 and 2012, have a weighted-average remaining contractual life of 2.8 and 3.0 years, respectively.  Unamortized compensation cost at June 30, 2013 and 2012 was $27,663 and $28,368, respectively and is related to unvested options for 2,779 and 2,915 shares, respectively. The unamortized compensation cost at June 30, 2013 and 2012 is expected to be recognized over weighted-average periods of 1.8 and 1.9 years, respectively.

The weighted-average fair value of service-based stock option grants during the three months ended June 30, 2013, and 2012, excluding those granted to our Chief Executive Officer in May 2013 discussed below, using the Black-Scholes option pricing model, was $12.13 and $9.47 per share, respectively.

The following weighted-average assumptions were used in the model for grants in fiscal 2013 and 2012:

	Three Months Ended June 30,
	2013	2012
Expected dividend yield	1.54%	1.44%
Risk-free interest rate	0.80%	0.81%
Expected volatility	45.08%	51.80%
Expected life (in years)	4.93	5.02

In May 2013, Legg Mason awarded options to purchase 500 shares of Legg Mason, Inc. common stock at an exercise price of $31.46, equal to the then current market value of Legg Mason's common stock, to its Chief Executive Officer, which is included in the outstanding options presented in the table above. The award had a grant date fair value of $5,525 and is subject to vesting requirements, 25% of which vests over a two-year service period; 25% of which vests over a two-year service period and is subject to Legg Mason common stock price equaling or exceeding $36.46 for 20 consecutive trading days; 25% of which is subject to Legg Mason's common stock price equaling or exceeding $41.46 for 20 consecutive trading days; and 25% of which is subject to Legg Mason's common stock price equaling or exceeding $46.46 for 20 consecutive trading days; as well as a requirement that certain shares received upon exercise are retained for a two-year period.

The weighted-average fair value per share for these awards of $11.05 was estimated as of the grant date using a grant price of $31.46, and a Monte Carlo option pricing model with the following assumptions:

Expected dividend yield	1.48%
Risk-free interest rate	0.86%
Expected volatility	44.05%

Restricted Stock
Compensation expense relating to restricted stock and restricted stock units for the three months ended June 30, 2013 and 2012, was $11,948 and $9,307, respectively.

Restricted stock and restricted stock unit transactions during the three months ended June 30, 2013 and 2012, respectively, are summarized below:

	Three Months Ended June 30,
	2013		2012
	Number of Shares	Weighted-Average Grant Date Value	Number of Shares	Weighted-Average Grant Date Value
Unvested shares at March 31	3,738	$27.99	2,873	$33.83
Granted	1,278	35.16	1,842	23.72
Vested	(1,224)	28.82	(881)	32.41
Canceled/forfeited	(48)	29.62	(27)	30.86
Unvested shares at June 30	3,744	$30.15	3,807	$29.29

Unamortized compensation cost related to unvested restricted stock and restricted stock unit awards at June 30, 2013 and 2012 of $98,510 and $96,936, respectively, are both expected to be recognized over a weighted-average period of 1.9 years.

Other
Compensation expense relating to the stock purchase plan and deferred compensation payable in stock for the three months ended June 30, 2013 and 2012, was $145 and $144, respectively.

On June 28, 2013, Legg Mason implemented a management equity plan and granted units to key employees of Permal that entitle them to participate in 15% of the future growth of the Permal enterprise value (subject to appropriate discounts), if any, subsequent to the grant date. An independent valuation determined the aggregate cost of the current award to be approximately $9,000, which will be recognized as Compensation expense in the Consolidated Statements of Income over the related vest period, through December 2017.

During the three months ended June 30, 2013, a non-employee director was granted 4 shares of common stock at a fair value of $125. As of June 30, 2013 and 2012, non-employee directors held 112 and 184 stock options, respectively, which are included in the outstanding options presented in the table above. As of June 30, 2013 and 2012, non-employee directors held 91 and 74 restricted stock units, respectively, which vest on the grant date and are, therefore, not included in the unvested shares of restricted stock and restricted stock units in the table above. There were no stock option or restricted stock unit transactions related to non-employee directors during the three months ended June 30, 2013 and 2012.

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

As of June 30, 2013, the minimum annual aggregate rentals under operating leases and service agreements are as follows:

Remaining 2014	$99,576
2015	123,140
2016	108,120
2017	95,712
2018	86,822
Thereafter	422,362
Total	$935,732

The minimum rental commitments shown above have not been reduced by $169,663 for minimum sublease rentals to be received in the future under non-cancelable subleases, of which 40% is due from one counterparty.  The lease reserve liability, included in the table below, for the space which had been subleased as of June 30, 2013 was $42,236. If a sub-tenant defaults on a sublease, Legg Mason may incur operating charges to adjust the existing lease reserve liability to reflect expected future sublease rentals at reduced amounts, as a result of the current commercial real estate market.

The above minimum rental commitments include $853,496 in real estate and equipment leases and $82,236 in service and maintenance agreements.

Also included in the table above is $40,590 in commitments related to space that has been vacated, but for which subleases are being pursued. The lease reserve liability, also included in the table below, for vacant space for which subleases are being pursued was $21,789 as of June 30, 2013 and remains subject to adjustment based on circumstances in the real estate markets that may require a change in assumptions or the actual terms of a sublease that is ultimately secured. The lease reserve liability takes into consideration various assumptions, including the expected amount of time it will take to secure a sublease agreement and prevailing rental rates in the applicable real estate markets.

The table below presents a summary of the changes in the lease reserve liability for subleased space and vacated space for which subleases are being pursued:

Balance at March 31, 2012	$44,763
Accrued charges for vacated space	39,080
Payments, net	(15,341)
Adjustments and other	(1,590)
Balance at March 31, 2013	66,912
Accrued charges for vacated space	1,039
Payments, net	(3,740)
Adjustments and other	(186)
Balance at June 30, 2013 (1)	$64,025
(1) Approximately $4,515 of the balance as of June 30, 2013 relates to Legg Mason's business streamlining initiative which was completed in fiscal 2013.

As of June 30, 2013, Legg Mason had commitments to invest approximately $35,323 in limited partnerships that make private investments. These commitments are expected to be funded as required through the end of the respective investment periods continuing through fiscal 2021.

In connection with the acquisition of Fauchier, as further discussed in Note 3, contingent consideration of up to approximately $23,000 and approximately $30,000 (using the exchange rate between the British pound and U.S. dollar as of June 30, 2013), may be due on or about the second and fourth anniversaries of closing, respectively, which is dependent upon achieving certain financial targets and subject to a catch up adjustment on the fourth anniversary. The fair value of the contingent consideration liability was $21,931 as of June 30, 2013, an increase of $31 from March 31, 2013, solely attributable to changes in the exchange rate.

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

Legg Mason has been the subject of customer complaints and has also been named as a defendant in various legal actions arising primarily from securities brokerage, asset management and investment banking activities, including certain class actions, which primarily allege violations of securities laws and seek unspecified damages, which could be substantial. In the normal course of its business, Legg Mason has also received subpoenas and is currently involved in governmental and industry self-regulatory agency inquiries, investigations and, from time to time, proceedings involving asset management activities. In accordance with guidance for accounting for contingencies, Legg Mason has established provisions for estimated losses from pending complaints, legal actions, investigations and proceedings when it is probable that a loss has been incurred and a reasonable estimate of loss can be made.

In a transaction with Citigroup in December 2005, Legg Mason transferred to Citigroup the subsidiaries that constituted its Private Client/Capital Markets ("PC/CM") businesses, thus transferring the entities that would have primary liability for most of the customer complaint, litigation and regulatory liabilities and proceedings arising from those businesses. However, as part of that transaction, Legg Mason agreed to indemnify Citigroup for most customer complaint, litigation and regulatory liabilities of Legg Mason's former PC/CM businesses that result from pre-closing events. While the ultimate resolution of these matters cannot be determined based on current information, after consultation with legal counsel, management believes that any accrual or range of reasonably possible losses as of June 30, 2013, is not material. Similarly, although Citigroup transferred to Legg Mason the entities that would be primarily liable for most customer complaint, litigation and regulatory liabilities and proceedings of the Citigroup Asset Management ("CAM") business, Citigroup has agreed to indemnify Legg Mason for most customer complaint, litigation and regulatory liabilities of the CAM business that result from pre-closing events.

One of Legg Mason's asset management subsidiaries was named as the defendant in a lawsuit filed by a former institutional client in late August 2011. The complaint alleges breach of contract and breach of fiduciary duty arising from investments in the former client's account allegedly being inconsistent with the account's objectives, and the plaintiff's experts have estimated losses of approximately $109,000. Legg Mason believes that the claims are without merit and intends to defend the matter vigorously. Discovery in the case has been completed. A pretrial conference is currently scheduled for December 2013. Because of the continued preliminary status of the matter, Legg Mason cannot estimate the possible loss or range of loss from this matter, if any, beyond the possible losses of up to $109,000 noted above. In addition, Legg Mason believes that this matter would likely be covered by insurance policies that may substantially mitigate the amount of any eventual loss. However, as is often the case with litigation at this point in the process, there can be no assurance the action will not have a material effect on Legg Mason's financial position, results of operations or cash flows.

Additionally, there are two matters subject to regulatory investigations involving one of Legg Mason's asset management subsidiaries regarding its compliance with applicable legal requirements with respect to investments made for certain client accounts.  Legg Mason has agreed in principle, subject to agreement on final terms and documentation, to settle these two matters for approximately $21,200 in aggregate. This amount was accrued as of June 30, 2013, with the substantial portion of the accrual established in prior periods, most of which is covered by expected insurance proceeds. Any ultimate loss on these matters beyond amounts covered by insurance policies will be substantially mitigated by reductions in compensation under revenue share arrangements.

Other than the discussion of specific matters above, Legg Mason cannot estimate the reasonably possible loss or range of loss associated with matters of litigation and other proceedings, including those described above as customer complaints, legal actions, inquiries, proceedings and investigations. The inability to provide a reasonably possible amount or range of losses is not because there is uncertainty as to the ultimate outcome of a matter, but because liability and damage issues have not developed to the point where Legg Mason can conclude that there is both a reasonable possibility of a loss and a meaningful amount or range of possible losses. There are numerous aspects to customer complaints, legal actions, inquiries, proceedings and investigations that prevent Legg Mason from estimating a related amount or range of reasonably possible losses. These aspects include, among other things, the nature of the matters; that significant relevant facts are not known, are uncertain or are in dispute; and that damages sought are not specified, are uncertain, unsupportable or unexplained. In addition, for legal actions, discovery may not yet have started, may not be complete or may not be conclusive, and meaningful settlement discussions may not have occurred. Further, for regulatory matters, investigations may run their course without any clear indication of wrongdoing or fault until their conclusion.

In management's opinion, an adequate accrual has been made as of June 30, 2013, to provide for any probable losses that may arise from matters for which the Company could reasonably estimate an amount. Legg Mason's financial condition, results of operations and cash flows could be materially affected during a period in which a matter is ultimately resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period-to-period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution or insurance reimbursement.

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

During the three months ended June 30, 2013, Legg Mason purchased and retired 2,624 shares of its common stock for $90,000 through open market purchases under the current share repurchase authorization. These repurchases reduced weighted-average shares outstanding by 965 shares for the three months ended June 30, 2013.

The following table presents the computations of basic and diluted EPS:

	Three Months Ended June 30,
	2013		2012
	Basic	Diluted	Basic	Diluted(1)
Weighted-average basic shares outstanding	125,228	125,228	138,720	138,720
Potential common shares:
Employee stock options	—	184	—	—
Weighted-average diluted shares	125,228	125,412	138,720	138,720
Net Income (Loss)	$49,095	$49,095	$(12,984)	$(12,984)
Less: Net income (loss) attributable to noncontrolling interests	1,280	1,280	(3,526)	(3,526)
Net Income (Loss) Attributable to Legg Mason, Inc.	$47,815	$47,815	$(9,458)	$(9,458)
Net Income (Loss) per share Attributable to Legg Mason, Inc. Common Shareholders	$0.38	$0.38	$(0.07)	$(0.07)

(1)	Diluted shares are the same as basic shares for periods with a net loss.

The diluted EPS calculations for the three months ended June 30, 2013 and 2012, exclude any potential common shares issuable under the 14,205 warrants issued in connection with the repurchase of Legg Mason's outstanding 2.5% Convertible Senior Notes in exchange for the note conversion feature because the market price of Legg Mason common stock did not exceed the exercise price, and therefore the warrants would be deemed antidilutive. In addition, the diluted EPS calculation for the three months ended June 30, 2012, excludes 5,823 potential common shares that are antidilutive due to the net loss for the period.

Options to purchase 5,003 shares for the three months ended June 30, 2013, were not included in the computation of diluted EPS because the presumed proceeds from exercising such options, including the related income tax benefits, exceeded the average price of the common shares for the period and therefore the options are deemed antidilutive. Further, market-based options are excluded from potential dilution until the designated market condition is met.

11. Derivatives and Hedging

The disclosures below detail Legg Mason’s derivatives and hedging excluding the derivatives and hedging of CIVs. See Note 12, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the derivatives and hedging of CIVs.

Legg Mason uses currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, euro, Japanese yen, Singapore dollar, Australian dollar, British pound, Chinese yuan, Indian rupee, Malaysian ringgit and South Korean won. In the Consolidated Balance Sheets, Legg Mason nets the fair value of certain foreign currency forwards or futures contracts executed with the same counterparty where Legg Mason has both the legal right and intent to settle the contracts on a net basis, resulting in net Other assets of $2,106 and $1,158 as of June 30, 2013 and March 31, 2013, respectively. Legg Mason has not designated any derivatives as hedging instruments for accounting purposes during the periods ended June 30, 2013, March 31, 2013 and June 30, 2012.

Legg Mason also uses market hedges on certain seed capital investments by entering into futures contracts to sell index funds that benchmark the hedged seed capital investments. Open futures contracts required cash collateral of $11,431 and $7,131 as of June 30, 2013 and March 31, 2013, respectively.

The following table presents the gross fair values as of June 30, 2013 and March 31, 2013, of derivative instruments not designated as hedging instruments for accounting purposes:

	June 30, 2013		March 31, 2013
	Assets	Liabilities	Assets	Liabilities
Currency forward contracts	$1,678	$1,443	$1,496	$101
Futures contracts	2,222	351	443	680
Total	$3,900	$1,794	$1,939	$781

The following table presents gains (losses) recognized on derivative instruments not designated as hedging instruments for accounting purposes:

		Three months ended June 30,
		2013		2012
	Income Statement Classification	Gains	Losses	Gains	Losses
Currency forward contracts for:
Operating activities	Other expense	$641	$(1,778)	$1,400	$(373)
Seed capital investments	Other non-operating income (expense)	721	(924)	287	(30)
Futures contracts	Other non-operating income (expense)	2,813	(3,406)	1,014	(541)
Total		$4,175	$(6,108)	$2,701	$(944)

12. Variable Interest Entities and Consolidation of Investment Vehicles

In the normal course of its business, Legg Mason sponsors and is the manager of various types of investment vehicles. For its services, Legg Mason is entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinate management fees or other incentive fees. Legg Mason's exposure to risk in these entities is generally limited to any equity investment it has made or is required to make and any earned but uncollected management fees. Certain of these investment vehicles are considered to be VIEs (further described below) while others are considered to be voting rights entities (“VREs”) subject to traditional consolidation concepts based on ownership rights. Investment vehicles that are considered VREs are consolidated if Legg Mason has a controlling financial interest in the investment vehicle, absent substantive kick-out rights. Legg Mason held a controlling financial interest in one sponsored investment fund VRE with third-party investments which was consolidated as of June 30, 2013 and 2012.

Investment Company VIEs
For most sponsored investment funds deemed to be investment companies, including money market funds, Legg Mason determines it is the primary beneficiary of a VIE if it absorbs a majority of the VIE's expected losses, or receives a majority of the VIE's expected residual returns, if any. Legg Mason's determination of expected residual returns excludes gross fees paid to a decision maker if certain criteria are met. In determining whether it is the primary beneficiary of an investment company VIE, Legg Mason considers both qualitative and quantitative factors such as the voting rights of the equity holders, economic participation of all parties, including how fees are earned and paid to Legg Mason, related party ownership, guarantees and implied relationships.
Legg Mason concluded it was the primary beneficiary of one sponsored investment fund VIE, which was consolidated as of June 30, 2013, March 31, 2013 and June 30, 2012, despite significant third-party investments in this product.
Other VIEs
For other sponsored investment funds that do not meet the investment company criteria, if Legg Mason has a significant variable interest, it determines it is the primary beneficiary of the VIE if it has both the power to direct the activities of the VIE that most significantly impact the entity's economic performance and the obligation to absorb losses, or the right to receive benefits, that potentially could be significant to the VIE.

Legg Mason concluded that it was the primary beneficiary of one of two CLOs in which it has a variable interest. Although it holds no equity interest in either of these investment vehicles, it had both the power to control and had a significant variable interest in one CLO because of the level of its expected subordinated fees. As of June 30, 2013, March 31, 2013 and June 30, 2012, the balances related to this CLO were consolidated on the Company's consolidated financial statements. The other CLO is not consolidated, as its level of expected subordinated fees is insignificant.

Legg Mason's investment in CIVs as of June 30, 2013 and March 31, 2013, was $39,346 and $39,056, respectively, which represents its maximum risk of loss, excluding uncollected advisory fees. The assets of these CIVs are primarily comprised of investment securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.
The following tables reflect the impact of CIVs on the Consolidated Balance Sheets as of June 30, 2013 and March 31, 2013, respectively, and the Consolidated Statements of Income for the three months ended June 30, 2013 and 2012, respectively:

Consolidating Balance Sheets

	June 30, 2013				March 31, 2013
	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals
Current Assets	$1,645,035	$67,871	$(42,120)	$1,670,786	$1,908,932	$73,320	$(39,390)	$1,942,862
Non-current assets	5,087,526	158,842	—	5,246,368	5,115,181	211,617	—	5,326,798
Total Assets	$6,732,561	$226,713	$(42,120)	$6,917,154	$7,024,113	$284,937	$(39,390)	$7,269,660
Current Liabilities	$545,783	$6,588	$(2,774)	$549,597	$692,261	$10,539	$(334)	$702,466
Long-term debt of CIVs	—	153,676	—	153,676	—	207,835	—	207,835
Other non-current liabilities	1,445,039	2,573	—	1,447,612	1,517,069	2,930	—	1,519,999
Total Liabilities	1,990,822	162,837	(2,774)	2,150,885	2,209,330	221,304	(334)	2,430,300
Redeemable Non-controlling Interests	1,273	—	19,209	20,482	1,355	—	19,654	21,009
Total Stockholders’ Equity	4,740,466	63,876	(58,555)	4,745,787	4,813,428	63,633	(58,710)	4,818,351
Total Liabilities and Stockholders' Equity	$6,732,561	$226,713	$(42,120)	$6,917,154	$7,024,113	$284,937	$(39,390)	$7,269,660

Consolidating Statements of Income (Loss)

	Three Months Ended
	June 30, 2013				June 30, 2012
	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals
Total Operating Revenues	$671,032	$—	$(615)	$670,417	$631,277	$—	$(585)	$630,692
Total Operating Expenses	586,825	673	(615)	586,883	554,523	677	(585)	554,615
Operating Income (Loss)	84,207	(673)	—	83,534	76,754	(677)	—	76,077
Total other non-operating income (expense)	(10,515)	2,696	(828)	(8,647)	(91,029)	(4,134)	1,105	(94,058)
Income (Loss) Before Income Tax Provision (Benefit)	73,692	2,023	(828)	74,887	(14,275)	(4,811)	1,105	(17,981)
Income tax provision (benefit)	25,792	—	—	25,792	(4,997)	—	—	(4,997)
Net Income (Loss)	47,900	2,023	(828)	49,095	(9,278)	(4,811)	1,105	(12,984)
Less: Net income (loss) attributable to noncontrolling interests	85	—	1,195	1,280	180	—	(3,706)	(3,526)
Net Income (Loss) Attributable to Legg Mason, Inc.	$47,815	$2,023	$(2,023)	$47,815	$(9,458)	$(4,811)	$4,811	$(9,458)

Other non-operating income (expense) includes interest income, interest expense and net gains (losses) on investments and long-term debt determined on an accrual basis.

The consolidation of CIVs has no impact on Net Income (Loss) Attributable to Legg Mason, Inc.

The fair value of the financial assets and (liabilities) of CIVs were determined using the following categories of inputs:

	As of June 30, 2013
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Trading investments:
Hedge funds	$2,238	$3,296	$20,189	$25,723
Investments:
CLO loans	—	119,673	—	119,673
CLO bonds	—	8,701	—	8,701
Private equity funds	—	—	29,729	29,729
Total investments	—	128,374	29,729	158,103
Total	$2,238	$131,670	$49,918	$183,826

Liabilities:
CLO debt	$—	$—	$(153,676)	$(153,676)
Derivative liabilities	—	(2,573)	—	(2,573)
Total	$—	$(2,573)	$(153,676)	$(156,249)

	As of March 31, 2013
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Trading investments:
Hedge funds	$2,076	$3,268	$19,448	$24,792
Investments:
CLO loans	—	172,519	—	172,519
CLO bonds	—	11,052	—	11,052
Private equity funds	—	—	26,982	26,982
Total investments	—	183,571	26,982	210,553
Total	$2,076	$186,839	$46,430	$235,345

Liabilities:
CLO debt	$—	$—	$(207,835)	$(207,835)
Derivative liabilities	—	(2,930)	—	(2,930)
Total	$—	$(2,930)	$(207,835)	$(210,765)

Except for the CLO debt, substantially all of the above financial instruments where valuation methods rely on other than observable market inputs as a significant input utilize the NAV practical expedient, such that measurement uncertainty has little relevance. The following table provides a summary of qualitative information relating to the valuation of CLO debt:

Value as of June 30, 2013	Valuation technique	Unobservable input	Range (weighted average)
$(153,676)	Discounted cash flow	Discount rate	0.9%	-	9.0%	(2.1%)
		Default rate	3.0%	-	4.0%	(3.5%)
		Constant prepayment rate			25.0%

Value as of March 31, 2013	Valuation technique	Unobservable input	Range (weighted average)
$(207,835)	Discounted cash flow	Discount rate	1.1%	-	11.0%	(2.3%)
		Default rate	3.0%	-	4.0%	(3.5%)
		Constant prepayment rate			25.0%

Significant increases (decreases) in any of these inputs in isolation could result in a significantly lower (higher) fair value measurement. Generally, both the constant rate of prepayment and default rate are driven by market conditions related to interest rates, credit ratings, and other factors. Each of the inputs noted could move independently depending on specific market conditions, making it possible for varying market conditions to drive changes in these inputs with a positive, negative, or zero correlation.
The changes in assets and (liabilities) of CIVs measured at fair value using significant unobservable inputs (Level 3) are presented in the tables below:

	Value as of March 31, 2013	Purchases	Sales	Settlements/Other	Transfers	Realized and unrealized gains/(losses), net	Value as of June 30, 2013
Assets:
Hedge funds	$19,448	$2,000	$(2,405)	$—	$—	$1,146	$20,189
Private equity funds	26,982	2,300	—	—	—	447	29,729
	$46,430	$4,300	$(2,405)	$—	$—	$1,593	$49,918
Liabilities:
CLO debt	$(207,835)	$—	$—	$54,289	$—	$(130)	$(153,676)
Total realized and unrealized gains (losses), net						$1,463

	Value as of March 31, 2012	Purchases	Sales	Settlements/Other	Transfers	Realized and unrealized gains/(losses), net	Value as of June 30, 2012
Assets:
Hedge funds	$24,116	$434	$(830)	$—	$—	$(1,513)	$22,207
Private equity	25,071	—	(878)	—	—	(5)	24,188
	$49,187	$434	$(1,708)	$—	$—	$(1,518)	$46,395
Liabilities:
CLO debt	$(271,707)	$—	$—	$—	$—	$(1,853)	$(273,560)
Total realized and unrealized gains (losses), net						$(3,371)

Realized and unrealized gains and losses recorded for Level 3 assets and liabilities of CIVs are included in Other non-operating income (expense) of CIVs on the Consolidated Statements of Income. Total unrealized gains (losses) for Level 3 investments and liabilities of CIVs relating only to those assets and liabilities still held at the reporting date were $1,686 and $(3,492) for the three months ended June 30, 2013 and 2012, respectively.

There were no transfers between Level 1 and Level 2 during either of the three months ended June 30, 2013 and 2012.

The NAV values used as a practical expedient by CIVs have been provided by the investees and have been derived from the fair values of the underlying investments as of the respective reporting date. The following table summarizes, as of June 30, 2013 and March 31, 2013, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

		Fair Value Determined Using NAV				As of June 30, 2013
Category of Investment	Investment Strategy	June 30, 2013		March 31, 2013		Unfunded Commitments	Remaining Term
Hedge funds	Global macro, fixed income, long/short equity, systematic, emerging market, U.S. and European hedge	$25,723	(1)	$24,792	(2)	n/a	n/a
Private equity funds	Long/short equity	29,729	(3)	26,982	(3)	$3,654	6 years
Total		$55,452		$51,774		$3,654
n/a – not applicable

(1)	12% daily redemption; 7% monthly redemption; 2% quarterly redemption; and 79% are subject to three to five year lock-up or side pocket provisions.

(2)	11% daily redemption; 8% monthly redemption; 2% quarterly redemption; and 79% are subject to three to five year lock-up or side pocket provisions.

(3)	Liquidations are expected over the remaining term.

There are no current plans to sell any of these investments held as of June 30, 2013.

Legg Mason has elected the fair value option for certain eligible assets and liabilities, including corporate loans and debt, of the consolidated CLO. Management believes that the use of the fair value option eliminates certain timing differences and better matches the changes in fair value of assets and liabilities related to the CLO.

The following table presents the fair value and unpaid principal balance of CLO loans, bonds and debt carried at fair value under the fair value option as of June 30, 2013 and March 31, 2013:

	June 30, 2013	March 31, 2013
CLO loans and bonds
Unpaid principal balance	$131,496	$186,839
Unpaid principal balance in excess of fair value	(3,122)	(3,268)
Fair value	$128,374	$183,571

Unpaid principal balance of loans that are more than 90 days past due and also in nonaccrual status	$—	$—
Unpaid principal balance in excess of fair value for loans that are more than 90 days past due and also in nonaccrual status	—	—
Fair value of loans more than 90 days past due and in nonaccrual status	$—	$—

CLO debt
Principal amounts outstanding	$170,872	$225,161
Excess unpaid principal over fair value	(17,196)	(17,326)
Fair value	$153,676	$207,835

During the three months ended June 30, 2013 and 2012, total net losses of $166 and $3,264, respectively, were recognized in Other non-operating income of CIVs in the Consolidated Statements of Income (Loss) related to assets and liabilities for which the fair value option was elected. CLO loans and CLO debt measured at fair value have floating interest rates, therefore, substantially all of the estimated gains and losses included in earnings for the three months ended June 30, 2013 and 2012, were attributable to instrument specific credit risk.

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

Total derivative liabilities of CIVs of $2,573 and $2,930 as of June 30, 2013 and March 31, 2013, respectively, are primarily recorded in Other liabilities of CIVs.  Gains and (losses) of $357 and $(315), respectively, for the three months ended June 30, 2013, related to derivative assets and liabilities of CIVs are included in Other non-operating income (loss) of CIVs. Gains and (losses) of $252 and $(299), respectively, for the three months ended June 30, 2012, related to derivative assets and liabilities of CIVs are included in Other non-operating income (expense) of CIVs.  There is no risk to Legg Mason in relation to the derivative assets and liabilities of the CIVs in excess of its investment in the funds, if any.

As of June 30, 2013 and March 31, 2013, for VIEs in which Legg Mason holds a variable interest or is the sponsor and holds a variable interest, but for which it was not the primary beneficiary, Legg Mason's carrying value, the related VIE assets and liabilities and maximum risk of loss were as follows:

	As of June 30, 2013		As of March 31, 2013
	Equity Interests on the Consolidated Balance Sheet(1)	Maximum Risk of Loss(2)	Equity Interests on the Consolidated Balance Sheet(1)	Maximum Risk of Loss(2)
CLO	$—	$623	$—	$496
Real Estate Investment Trust	1,102	3,928	989	2,644
Other sponsored investment funds	34,326	79,824	43,104	87,121
Total	$35,428	$84,375	$44,093	$90,261

(1)	Includes $25,166 and $33,918 related to investments in proprietary funds products as of June 30, 2013, and March 31, 2013, respectively.

(2)	Includes equity investments the Company has made or is required to make and any earned but uncollected management fees.

The Company's total AUM of unconsolidated VIEs was $17,318,223 and $17,090,267 as of June 30, 2013 and March 31, 2013, respectively.

The assets of these VIEs are primarily comprised of cash and cash equivalents and investment securities, and the liabilities are primarily comprised of debt and various expense accruals. These VIEs are not consolidated because either 1) Legg Mason does not have the power to direct significant economic activities of the entity and rights/obligations associated with benefits/losses that could be significant to the entity, or 2) Legg Mason does not absorb a majority of each VIE's expected losses or does not receive a majority of each VIE's expected residual returns.

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

Our financial position and results of operations are materially affected by the overall trends and conditions of the financial markets, particularly in the United States, but increasingly in the other countries in which we operate. Results of any individual period should not be considered representative of future results. Our profitability is sensitive to a variety of factors, including the amount and composition of our assets under management, and the volatility and general level of securities prices and interest rates, among other things. Sustained periods of unfavorable market conditions are likely to affect our profitability adversely. In addition, the diversification of services and products offered, investment performance, access to distribution channels, reputation in the market, attracting and retaining key employees and client relations are significant factors in determining whether we are successful in attracting and retaining clients. In the last few years, the industry has seen flows into products for which we do not currently garner significant market share. For a further discussion of factors that may affect our results of operations, refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Our strategy is focused on four primary areas listed below.  Management keeps these strategic priorities in mind when it evaluates our operating performance and financial condition.  Consistent with this approach, we have also presented in the table below the most important matters on which management currently focuses in evaluating our performance and financial condition.

	Strategic Priorities		Recent Initiatives
•	Products	•	Create an innovative portfolio of investment solutions and promote revenue growth through new product development and leveraging the capabilities of our affiliates
		•	Identify and execute strategic acquisitions to increase product offerings and fill gaps in products and services

•	Performance	•	Deliver compelling and consistent performance against both relevant benchmarks and the products and services of our competitors for 1-year, 3-year, 5-year, and 10-year periods

•	Distribution	•
Evaluation and reallocation of resources within and to our distribution platform to continue to build a top tier distribution function with the capability to offer solutions to relevant investment challenges and grow market share worldwide

•	Productivity	•	Operate with the highest level of effectiveness and efficiency

		•	Management of expenses

		•	Restructuring of affiliate economic arrangements

The strategic priorities discussed above are designed to improve our operating margin, net flows, earnings, cash flows, assets under management ("AUM") and other key metrics.  Certain of these key metrics are discussed in our quarterly results discussion to follow.

Net Income Attributable to Legg Mason, Inc. for the three months ended June 30, 2013, was $47.8 million, or $0.38 per diluted share, as compared to Net Loss Attributable to Legg Mason, Inc. of $9.5 million, or $0.07 per diluted share, for the three months ended June 30, 2012.  The three months ended June 30, 2013, includes $26.3 million, or $0.14 per diluted share, in structuring fees related to a successful closed-end fund launch, which resulted in approximately $1.0 billion in AUM. The loss for the three months ended June 30, 2012, was primarily attributable to a $69.0 million, or $0.32 per diluted share, non-operating charge from the extinguishment of debt. In addition, the three months ended June 30, 2012, included $22.7 million, or $0.11 per diluted share, in structuring fees related to closed-end fund and real estate investment trust ("REIT") launches.

Average AUM, and total revenues, increased slightly during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012.  Strong overall investment performance contributed to a continued reduction in outflows in the 12-month period ended June 30, 2013.  Over this period, the outflows we experienced were more than offset by increases in AUM due to market performance, an acquisition, and new product launches.

The following discussion and analysis provides additional information regarding our financial condition and results of operations.

Business Environment
During the three months ended June 30, 2013, the U.S. economy continued to exhibit the slow, steady growth that has been experienced in recent quarters, driven by a broad range of positive economic news including improvements in the housing sector and consumer confidence. In the month of June, the markets, particularly fixed income markets, exhibited volatility and experienced declines in reaction to comments from Federal Reserve officials indicating that its asset purchase program may be scaled back in the near future, showing the still fragile state of the economic recovery.

All three major U.S. equity market indices increased, while both the Barclays Capital U.S. Aggregate Bond Index and Barclays Capital Global Aggregate Bond Index decreased for the three months ended June 30, 2013, as illustrated in the table below:

	% Change for the three months ended June 30:
Indices(1)	2013	2012
Dow Jones Industrial Average	2.3%	(2.5)%
S&P 500	2.4%	(3.3)%
NASDAQ Composite Index	4.2%	(5.1)%
Barclays Capital U.S. Aggregate Bond Index	(2.3)%	2.1%
Barclays Capital Global Aggregate Bond Index	(2.8)%	0.6%
(1) Indices are trademarks of Dow Jones & Company, McGraw-Hill Companies, Inc., NASDAQ Stock Market, Inc., and Barclays Capital, respectively, which are not affiliated with Legg Mason.

During the three months ended June 30, 2013, the Federal Reserve Board held the federal funds rate at 0.25%. We expect economic challenges and volatility in financial markets to persist and cannot predict how these factors will impact our results.

Quarter Ended June 30, 2013, Compared to Quarter Ended June 30, 2012

Assets Under Management

Our AUM is primarily managed across the following asset classes:

Equity		Fixed Income		Liquidity

•	Small Cap Core	•	U.S. Intermediate Investment Grade	•	U.S. Managed Cash
•	Large Cap Growth	•	Global Government	•	U.S. Municipal Cash
•	Equity Income	•	U.S. Municipal
•	Large Cap Value	•	Global Opportunistic Fixed Income
•	Mid Cap Core	•	U.S. Long Duration
•	Global Equity	•	U.S. Credit Aggregate
•	International Equity	•	U.S. Limited Duration
•	Global Emerging Market Equity	•	Emerging Markets
		•	U.S. High Yield
		•	Global Fixed Income

The components of the changes in our AUM (in billions) for the three months ended June 30, were as follows:

	2013	2012
Beginning of period	$664.6	$643.3
Investment funds, excluding liquidity funds(1)
Subscriptions	13.6	11.5
Redemptions	(15.7)	(10.9)
Separate account flows, net	1.7	(4.1)
Liquidity fund flows, net	(8.1)	0.9
Net client cash flows	(8.5)	(2.6)
Market performance and other (2)	(11.6)	(4.3)
Acquisitions (dispositions), net	—	(4.6)
End of period	$644.5	$631.8
(1)    Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Includes impact of foreign exchange of $5.8 billion, primarily on fixed income assets, and $0.7 billion, for the three months ended June 30, 2013 and 2012, respectively. Also includes reinvestment of dividends and other.

AUM at June 30, 2013, was $644.5 billion, a decrease of $20.1 billion, or 3%, from March 31, 2013.  The decrease in AUM was attributable to the negative impact of market performance and other of $11.6 billion primarily driven by fixed income market declines, and net outflows of $8.5 billion. Market performance includes the negative impact of foreign currency exchange fluctuations of $5.8 billion. Net client outflows were driven by outflows in the liquidity asset class of $8.7 billion, which were slightly offset by long-term asset net inflows of $0.2 billion. The long-term asset inflows were driven by inflows in the fixed income asset class of $0.9 billion, which were offset in part by outflows in the equity asset class of $0.7 billion. The majority of fixed income inflows were in products managed by Brandywine Global Investment Management, LLC ("Brandywine") and were offset in part by outflows at Western Asset Management Company ("Western Asset"), including $1.3 billion in outflows from a single, low-fee global sovereign mandate.  We expect to continue to experience outflows from this mandate of approximately $300 million to $500 million per month during fiscal 2014. We have experienced outflows in our fixed income asset class in all but three quarters since the fourth quarter of fiscal 2008.  Equity outflows were primarily experienced in products managed at Royce & Associates (“Royce”), The Permal Group, Ltd. ("Permal"), and Batterymarch Financial Management, Inc. (“Batterymarch”), and were offset in part by inflows at ClearBridge Investments, LLC (“ClearBridge”). Due in part to investment performance, we have experienced outflows in our equity asset class in all but one quarter since fiscal 2007.

AUM increased by $12.7 billion, or 2%, from June 30, 2012. The AUM increase was attributable to $26.9 billion in market appreciation and other and $5.4 billion related to the acquisition of Fauchier Partners Management Limited ("Fauchier") in March 2013. These increases were partially offset by net client outflows and dispositions of $17.6 billion and $2.0 billion, respectively. Long-term asset net outflows from our equity and fixed income asset classes were $17.3 billion and $10.2 billion, respectively. Liquidity net inflows were $9.9 billion. Equity outflows were primarily in products managed at Batterymarch, Royce, Permal, and Legg Mason Capital Management LLC, while ClearBridge experienced net equity inflows. Fixed income outflows in products managed by Western Asset, which included $6.0 billion in outflows from the single, low-fee global sovereign mandate previously mentioned, were offset in part by net inflows in products managed by Brandywine. Dispositions of $2.0 billion were comprised of liquidity assets, transferred in connection with the amendment of historical Smith Barney brokerage programs.

AUM by Asset Class
AUM by asset class (in billions) as of June 30 was as follows:

	2013	% of Total	2012	% of Total	% Change
Equity	$164.4	26%	$151.1	24%	9%
Fixed Income	351.0	54	360.6	57	(3)
Liquidity	129.1	20	120.1	19	7
Total	$644.5	100%	$631.8	100%	2%

The component changes in our AUM by asset class (in billions) for the three months ended June 30 were as follows:

	Equity	Fixed Income	Liquidity	Total
March 31, 2013	$161.8	$365.1	$137.7	$664.6
Investment funds, excluding liquidity funds
Subscriptions	6.9	6.7	—	13.6
Redemptions	(7.6)	(8.1)	—	(15.7)
Separate account flows, net	—	2.3	(0.6)	1.7
Liquidity fund flows, net	—	—	(8.1)	(8.1)
Net client cash flows	(0.7)	0.9	(8.7)	(8.5)
Market performance and other	3.3	(15.0)	0.1	(11.6)
June 30, 2013	$164.4	$351.0	$129.1	$644.5

	Equity	Fixed Income	Liquidity	Total
March 31, 2012	$163.4	$356.1	$123.8	$643.3
Investment funds, excluding liquidity funds
Subscriptions	5.1	6.4	—	11.5
Redemptions	(5.8)	(5.1)	—	(10.9)
Separate account flows, net	(3.2)	(1.2)	0.3	(4.1)
Liquidity fund flows, net	—	—	0.9	0.9
Net client cash flows	(3.9)	0.1	1.2	(2.6)
Market performance and other	(8.4)	4.4	(0.3)	(4.3)
Dispositions	—	—	(4.6)	(4.6)
June 30, 2012	$151.1	$360.6	$120.1	$631.8

The component changes in our AUM by asset class (in billions) for the trailing twelve months ended June 30, were as follows:

	Equity	Fixed Income	Liquidity	Total
June 30, 2012	$151.1	$360.6	$120.1	$631.8
Investment funds, excluding liquidity funds
Subscriptions	20.6	26.3	—	46.9
Redemptions	(28.2)	(25.5)	—	(53.7)
Separate account flows, net	(9.7)	(11.0)	(0.9)	(21.6)
Liquidity fund flows, net	—	—	10.8	10.8
Net client cash flows	(17.3)	(10.2)	9.9	(17.6)
Market performance and other	25.2	0.6	1.1	26.9
Acquisition (dispositions)	5.4	—	(2.0)	3.4
June 30, 2013	$164.4	$351.0	$129.1	$644.5

	Equity	Fixed Income	Liquidity	Total
June 30, 2011	$181.5	$365.4	$115.6	$662.5
Investment funds, excluding liquidity funds
Subscriptions	19.6	25.6	—	45.2
Redemptions	(28.0)	(20.6)	—	(48.6)
Separate account flows, net	(11.0)	(23.6)	(0.1)	(34.7)
Liquidity fund flows, net	—	—	11.7	11.7
Net client cash flows	(19.4)	(18.6)	11.6	(26.4)
Market performance and other	(9.2)	14.8	(0.8)	4.8
Dispositions	(1.8)	(1.0)	(6.3)	(9.1)
June 30, 2012	$151.1	$360.6	$120.1	$631.8

Average AUM by asset class (in billions) for the three months ended June 30 was as follows:

	2013	% of Total	2012	% of Total	% Change
Equity	$163.8	25%	$155.1	24%	6%
Fixed Income	362.6	55	358.5	57	1
Liquidity	128.3	20	121.9	19	5
Total	$654.7	100%	$635.5	100%	3%

AUM by Distribution Channel
Broadly, we have two principal distribution channels, Global Distribution and Affiliate/Other, through which we sell a variety of investment products and services. Global Distribution, which consists of our centralized global distribution operations, principally sells U.S. and international mutual funds and other commingled vehicles, retail separately managed account programs, and sub-advisory accounts for insurance companies and similar clients. Affiliate/Other consists of the distribution operations within our asset managers, which principally sell institutional separate account strategies and liquidity (money market) funds.

The component changes in our AUM by distribution channel (in billions) for the three months ended June 30, 2013 and 2012, were as follows:

	Global Distribution	Affiliate/Other	Total
March 31, 2013	$232.1	$432.5	$664.6
Net client cash flows, excluding liquidity funds	(1.0)	0.6	(0.4)
Liquidity fund flows, net	—	(8.1)	(8.1)
Net client cash flows	(1.0)	(7.5)	(8.5)
Market performance and other	0.6	(12.2)	(11.6)
June 30, 2013	$231.7	$412.8	$644.5

	Global Distribution	Affiliate/Other	Total
March 31, 2012	$220.6	$422.7	$643.3
Net client cash flows, excluding liquidity funds	1.3	(4.8)	(3.5)
Liquidity fund flows, net	—	0.9	0.9
Net client cash flows	1.3	(3.9)	(2.6)
Market performance and other	(4.4)	0.1	(4.3)
Dispositions	—	(4.6)	(4.6)
June 30, 2012	$217.5	$414.3	$631.8

For each of the three months ended June 30, 2013 and 2012, our overall effective fee rate across all asset classes and distribution channels was 34 basis points.  Fees for managing equity assets are generally higher, averaging approximately 75 basis points for each of the quarters ended June 30, 2013 and 2012. This compares to fees for managing fixed income assets, which averaged approximately 25 basis points for each of the quarters ended June 30, 2013 and 2012, and liquidity assets, which averaged under 10 basis points (reflecting the impact of current advisory fee waivers due to the low interest rate environment) for each of the quarters ended June 30, 2013 and 2012.  Equity assets are primarily managed by ClearBridge, Royce, Batterymarch, Permal and Brandywine, with fixed income assets primarily managed by Western Asset and Brandywine, and liquidity assets managed by Western Asset. Fee rates for assets distributed through Legg Mason Global Distribution, which are predominately retail in nature, averaged approximately 50 basis points for each of the quarters ended June 30, 2013 and 2012, while fee rates for assets distributed through the Affiliate/Other channel averaged approximately 30 basis points for each of the quarters ended June 30, 2013 and 2012.

Investment Performance
Our overall investment performance in the three months ended June 30, 2013, was generally positive compared to relevant benchmarks.

For the three months ended June 30, 2013, most U.S. equity indices produced positive returns. The best performing was the NASDAQ Composite, returning 4.15% for the three months ended June 30, 2013. These returns were achieved in an economic environment characterized by continued domestic growth and improved economic data, mixed with heightened sensitivity to economic news.

In the fixed income markets, while the Federal Reserve affirmed its commitment to hold the federal funds rate at historic lows, it did indicate that it may begin to reduce the bond buying program later in the year from the current monthly level of $85 billion should economic data warrant. Investors were generally cautious in assuming risk over the quarter, particularly in the month of June 2013 after the Federal Reserve's bond buying program statement, causing debt financial markets across most sectors to turn negative for the quarter. The lowest yielding fixed income sector for the quarter was U.S. TIPS, as measured by the Barclays U.S. TIPS Index returning (7.05)%.  The best performing fixed income sector for the quarter was high yield bonds as measured by the Barclays U.S. High Yield Bond Index returning (1.44)% as of June 30, 2013.

The following table presents a summary of the percentages of our AUM by strategy(1) that outpaced their respective benchmarks as of June 30, 2013 and 2012, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of June 30, 2013				As of June 30, 2012
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (includes liquidity)	83%	84%	85%	91%	68%	80%	74%	91%
Equity:
Large cap	54%	72%	79%	71%	35%	30%	66%	80%
Small cap	21%	21%	26%	68%	12%	13%	51%	82%
Total equity (includes other equity)	47%	51%	56%	70%	26%	26%	54%	79%
Fixed income:
U.S. taxable	95%	93%	90%	97%	77%	95%	71%	89%
U.S. tax-exempt	100%	100%	100%	100%	100%	100%	100%	98%
Global taxable	90%	94%	96%	93%	62%	97%	71%	96%
Total fixed income	94%	94%	93%	96%	74%	96%	73%	93%

The following table presents a summary of the percentages of our U.S. mutual fund assets(2) that outpaced their Lipper category averages as of June 30, 2013 and 2012, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of June 30, 2013				As of June 30, 2012
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total long-term (excludes liquidity)	54%	61%	58%	71%	61%	55%	77%	78%
Equity:
Large cap	50%	77%	62%	52%	81%	60%	55%	71%
Small cap	28%	17%	29%	76%	26%	25%	87%	90%
Total equity (includes other equity)	46%	46%	45%	62%	50%	39%	71%	75%
Fixed income:
U.S. taxable	73%	90%	85%	92%	72%	90%	85%	84%
U.S. tax-exempt	62%	88%	85%	85%	86%	69%	91%	82%
Global taxable	66%	67%	71%	57%	81%	84%	92%	90%
Total fixed income	68%	86%	83%	87%	79%	81%	88%	84%

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

As of June 30, 2013 and 2012, 91% and 90% of total AUM is included in strategy AUM, respectively, although not all strategies have three-, five-, and ten-year histories.  Total strategy AUM includes liquidity assets. Certain assets are not included in reported performance comparisons. These include: accounts that are not managed in accordance with the guidelines outlined above; accounts in strategies not marketed to potential clients; accounts that have not yet been assigned to a strategy; and certain smaller products at some of our affiliates.

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

(2)
Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of June 30, 2013 and 2012, the U.S. long-term mutual fund assets represented in the data accounted for 19% and 18%, respectively, of our total AUM. The performance of our U.S. long-term mutual fund assets is included in the strategies.

The following table presents a summary of the absolute and relative performance compared to the applicable benchmark for a representative sample of funds within our AUM, net of management and other fees as of the end of the period presented, for the 1-year, 3-year, 5-year, and 10-year periods, and from each fund's inception. The table below includes a representative sample of funds from each significant subclass of our investment strategies (i.e., large cap equity, small cap equity, etc.). The funds within this group are representative of the performance of significant investment strategies we offer, that as of June 30, 2013, constituted an aggregate of approximately $390 billion, or approximately 60%, of our AUM. The only meaningful exclusions are our funds-of-hedge funds strategies, which involve privately placed hedge funds, and represent only 3% of our total assets under management as of June 30, 2013, for which investment performance is not made publicly available. Providing investment returns of funds provides a relevant representation of our performance while avoiding the many complexities relating to factors such as multiple fee structures, bundled pricing, and asset level break points, that would arise in reporting performance for strategies or other product aggregations.

			Annualized Absolute & Relative Total Return (%) vs. Benchmark
Fund Name/Index	Inception Date	Performance Type(1)	1-year	3-year	5-year	10-year	Inception
Equity
Large Cap
ClearBridge Appreciation Fund	3/10/1970	Absolute	18.55%	16.70%	6.53%	7.45%	10.26%
S&P 500		Relative	(2.05)%	(1.76)%	(0.48)%	0.15%	0.00%
ClearBridge All Cap Value Fund	11/12/1981	Absolute	23.24%	15.62%	4.95%	5.99%	10.17%
Russell 3000 Value		Relative	(2.04)%	(2.79)%	(1.88)%	(1.91)%	(1.72)%
Legg Mason Capital Management Value Trust	4/16/1982	Absolute	24.80%	15.35%	3.72%	1.64%	11.70%
S&P 500		Relative	4.20%	(3.10)%	(3.29)%	(5.66)%	0.05%
ClearBridge Aggressive Growth Fund	10/24/1983	Absolute	30.04%	25.20%	9.41%	8.01%	12.14%
Russell 3000 Growth		Relative	12.48%	6.42%	1.83%	0.45%	2.61%
ClearBridge Large Cap Value Fund	12/31/1988	Absolute	22.60%	19.09%	7.35%	7.51%	9.52%
Russell 1000 Value		Relative	(2.72)%	0.58%	0.68%	(0.28)%	(0.65)%
ClearBridge Equity Income Fund	11/6/1992	Absolute	18.08%	17.49%	5.66%	7.22%	8.32%
Russell 3000 Value		Relative	(7.20)%	(0.93)%	(1.16)%	(0.68)%	(1.45)%
ClearBridge Large Cap Growth Fund	8/29/1997	Absolute	25.63%	19.03%	9.00%	6.07%	6.79%
Russell 1000 Growth		Relative	8.56%	0.35%	1.53%	(1.33)%	2.24%
Legg Mason Brandywine Diversified Large Cap Value Fund	9/7/2010	Absolute	19.82%	n/a	n/a	n/a	17.14%
Russell 1000 Value		Relative	(5.50)%	n/a	n/a	n/a	0.93%

Small Cap
Royce Pennsylvania Mutual	6/30/1967	Absolute	22.92%	15.90%	7.23%	10.29%	11.93%
Russell 2000		Relative	(1.29)%	(2.77)%	(1.54)%	0.76%	n/a
Royce Premier Fund	12/31/1991	Absolute	17.13%	15.74%	6.72%	11.98%	12.10%
Russell 2000		Relative	(7.08)%	(2.94)%	(2.05)%	2.46%	2.68%
Royce Total Return Fund	12/15/1993	Absolute	23.94%	16.52%	7.67%	9.05%	11.11%
Russell 2000		Relative	(0.27)%	(2.15)%	(1.10)%	(0.48)%	2.60%
Royce Low-Priced Stock	12/15/1993	Absolute	4.29%	6.66%	3.06%	7.97%	11.20%
Russell 2000		Relative	(19.92)%	(12.01)%	(5.71)%	(1.56)%	2.69%
Royce Special Equity	5/1/1998	Absolute	22.34%	16.96%	11.67%	9.85%	9.68%
Russell 2000		Relative	(1.87)%	(1.72)%	2.90%	0.32%	3.11%

			Annualized Absolute & Relative Total Return (%) vs. Benchmark
Fund Name/Index	Inception Date	Performance Type(1)	1-year	3-year	5-year	10-year	Inception
Fixed Income
U.S. Taxable
Western Asset Core Bond Fund	9/4/1990	Absolute	0.29%	5.08%	7.26%	4.93%	7.34%
Barclays US Aggregate		Relative	0.97%	1.57%	2.07%	0.41%	0.65%
Western Asset Short Term Bond Fund	11/11/1991	Absolute	1.55%	2.66%	3.00%	1.99%	3.95%
Citi Treasury Gov't/Credit 1-3 YR		Relative	0.78%	1.42%	0.53%	(0.95)%	(0.75)%
Western Asset Adjustable Rate Income	6/22/1992	Absolute	3.07%	2.91%	2.17%	1.79%	3.04%
Citi T-Bill 6-Month		Relative	2.94%	2.77%	1.79%	0.00%	(0.15)%
Western Asset Corporate Bond Fund	11/6/1992	Absolute	2.88%	7.20%	6.60%	4.05%	6.66%
Barclays US Credit		Relative	2.04%	1.73%	(0.37)%	(1.05)%	(0.09)%
Western Asset Intermediate Bond Fund	7/1/1994	Absolute	1.34%	4.58%	6.22%	4.91%	6.29%
Barclays Intermediate Gov't/Credit		Relative	1.06%	1.44%	1.64%	0.88%	0.59%
Western Asset Core Plus Fund	7/8/1998	Absolute	1.54%	5.50%	8.46%	5.86%	6.62%
Barclays US Aggregate		Relative	2.23%	2.00%	3.27%	1.34%	1.08%
Western Asset Inflation Index Plus Bond	3/1/2001	Absolute	(4.61)%	4.26%	4.30%	5.04%	6.13%
Barclays US TIPS		Relative	0.17%	(0.38)%	(0.10)%	(0.15)%	(0.18)%
Western Asset High Yield Fund	9/28/2001	Absolute	11.42%	10.77%	9.54%	8.00%	8.24%
Barclays US Corp High Yield		Relative	1.92%	0.02%	(1.40)%	(0.91)%	(1.25)%
Western Asset Total Return Unconstrained	7/6/2006	Absolute	3.76%	4.50%	6.41%	n/a	5.61%
Barclays US Aggregate		Relative	4.45%	0.99%	1.23%	n/a	0.15%
Western Asset Mortgage Defined Opportunity Fund Inc.	2/24/2010	Absolute	32.00%	19.04%	n/a	n/a	18.88%
BOFAML Floating Rate Home Loan Index		Relative	17.03%	11.94%	n/a	n/a	11.29%

U.S. Tax-Exempt
Western Asset Managed Municipals Fund	3/4/1981	Absolute	0.42%	5.50%	5.68%	5.10%	8.07%
Barclays Municipal Bond		Relative	0.18%	1.04%	0.35%	0.67%	0.52%

Global Taxable
Legg Mason Western Asset Australian Bond Trust	6/30/1983	Absolute	5.24%	8.06%	8.94%	6.52%	6.49%
UBS Australian Composite Bond Index		Relative	2.47%	1.23%	1.12%	0.60%	0.62%
Western Asset Global High Yield Bond Fund	2/22/1995	Absolute	11.13%	9.80%	8.65%	7.33%	7.81%
Barclays Global High Yield		Relative	0.14%	(1.37)%	(2.08)%	(2.22)%	(1.94)%
Legg Mason Western Asset Core Plus Global Bond Trust	2/28/1995	Absolute	5.39%	8.22%	8.39%	5.77%	5.93%
Barclays Global Aggregate (AUD Hedged)		Relative	0.79%	0.56%	(0.49)%	(1.43)%	(1.09)%
Western Asset Emerging Markets Debt	10/17/1996	Absolute	(0.07)%	6.77%	7.69%	9.07%	10.71%
JPM EMBI Global		Relative	(1.31)%	(1.08)%	(0.93)%	0.22%	0.99%
Western Asset Global Multi Strategy Fund	8/31/2002	Absolute	0.33%	4.18%	5.59%	5.95%	7.37%
50% Bar. Global Agg./ 5% Bar. HY 2%/25% JPM EMBI +		Relative	(0.92)%	(2.17)%	(1.22)%	(1.01)%	(0.85)%
Legg Mason Brandywine Global Fixed Income	9/30/2003	Absolute	1.22%	5.60%	5.53%	n/a	5.51%
Citi World Gov't Bond		Relative	5.72%	2.88%	2.49%	n/a	0.90%
Legg Mason Brandywine Global Opportunities Bond	11/1/2006	Absolute	3.97%	8.67%	7.61%	n/a	7.47%
Citi World Gov't Bond		Relative	8.47%	5.95%	4.57%	n/a	3.06%

Liquidity
Western Asset Institutional Cash Reserves Ltd.	12/31/1989	Absolute	0.16%	0.19%	0.53%	1.96%	3.68%
Citi 3-Month T-Bill		Relative	0.08%	0.10%	0.30%	0.32%	0.32%

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

In May 2010, we announced an initiative to streamline our business model to drive increased profitability and growth, which resulted in over $140 million in annual cost savings, substantially all of which are cash savings. All transition-related savings were realized as of June 30, 2012, therefore, there will be no additional incremental savings related to the business streamlining initiative shown in the following results of operations discussion.

Operating Revenues
Total operating revenues for the three months ended June 30, 2013, were $670.4 million, an increase of 6.3% from $630.7 million in the three months ended June 30, 2012. This increase was primarily due to a 2% increase in average long-term AUM and a $13.5 million increase in performance fees. Average AUM advisory revenue yields were 34.4 basis points in the three months ended June 30, 2013, as compared to 34.0 basis points in the three months ended June 30, 2012. The modest increase in average AUM advisory revenue yields was the result of a slightly more favorable average asset mix, with equity assets, which generally earn higher fees than fixed income and liquidity assets, comprising a slightly higher percentage of our total average AUM for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012.

Investment advisory fees from separate accounts increased $8.6 million, or 4.7%, to $191.0 million. Of this increase, $9.0 million was the result of higher average equity assets managed by Permal, ClearBridge and Brandywine, $4.8 million was the result of higher average fixed income assets managed by Western Asset and Brandywine, and $1.7 million was the result of the acquisition of Fauchier in March 2013.  These increases were offset in part by a decrease of $7.4 million due to lower average equity assets managed by Batterymarch and Legg Mason Global Equities Group.

Investment advisory fees from funds increased $14.0 million, or 3.9%, to $370.5 million. Of this increase, $13.3 million was due to higher average equity assets managed at ClearBridge and $5.2 million was due to higher average fixed income assets managed at Brandywine. These increases were offset in part by a decrease of $5.4 million due to lower average revenue yields earned on liquidity assets managed at Western Asset.

Of our total AUM as of June 30, 2013 and 2012, approximately 6% was in accounts that were eligible to earn performance fees. Performance fees increased $13.5 million to $22.0 million, primarily due to higher fees earned on assets managed at Permal and Brandywine.

Distribution and service fees increased $3.3 million, or 4.0%, to $84.9 million, as the result of an increase in average mutual fund AUM subject to distribution and service fees.

Operating Expenses
Total operating expenses for the three months ended June 30, 2013 were $586.9 million, an increase of 5.8% from $554.6 million in the prior year period. Operating expenses for the three months ended June 30, 2013 and 2012, incurred at the investment management affiliate level comprised approximately 70% of total operating expenses in each period. The remaining operating expenses are comprised of corporate and distribution costs.

The components of total compensation and benefits (in millions) for the three months ended June 30 were as follows:

	2013	2012
Salaries and incentives	$231.2	$210.9
Benefits and payroll taxes	60.6	58.0
Other	4.3	1.4
Total compensation and benefits	$296.1	$270.3

Total compensation and benefits increased 9.6% to $296.1 million;

•	Salaries and incentives increased $20.3 million, principally due to an increase of $19.9 million in incentive-based compensation at investment affiliates, primarily resulting from increased revenues.

•	Benefits and payroll taxes increased $2.6 million, primarily as a result of an increase in costs associated with certain employee benefit plans.

•	Other compensation and benefits increased $2.9 million, primarily due to an increase in severance and other expenses related to the consolidation of two investment affiliates.

Compensation as a percentage of operating revenues increased to 44.2% from 42.9% in the prior year period, due to the impact of increased revenues at revenue-share based affiliates that retain a higher percentage of revenues as compensation, as well as, the impact of sales- and market-based compensation increases for distribution and administrative personnel.

Distribution and servicing expenses were essentially flat at $170.2 million, as $23.9 million of structuring fees related to a closed-end fund launch during the three months ended June 30, 2013 were largely offset by the impact of $20.8 million of structuring fees related to closed-end fund and REIT launches during the three months ended June 30, 2012.

Communications and technology expense increased 2.0% to $38.4 million, primarily as a result of an increase in technology maintenance costs.

Occupancy expense decreased 11.4% to $26.8 million, primarily due to a $1.3 million decrease in rent expense as a result of lease reserves taken on certain vacant space in the prior year. In addition, a $1.3 million decrease in depreciation on furniture and leaseholds, primarily as a result of the acceleration of depreciation on these items in the fourth quarter of fiscal 2013, also contributed to the decrease.

Amortization of intangible assets increased 3.4% to $3.6 million, primarily due to the acquisition of Fauchier in March 2013.

Other expenses increased $8.6 million, or 20.0%, to $51.8 million, primarily due to a $2.2 million increase in travel and entertainment expenses, a $2.2 million increase in expense reimbursements paid to certain mutual funds, a $1.2 million increase in professional fees, and a $1.2 million increase in advertising expenses.

Non-Operating Income (Expense)
Interest income decreased 15.3% to $1.6 million, driven by the impact of lower average investment balances, offset in part by the impact of higher yields earned on investment balances.

Interest expense decreased 32.0% to $13.1 million, primarily as a result of the impact of refinancing the 2.5% Convertible Senior Notes (the "Notes") in May 2012.

Other non-operating income (expense) increased $72.7 million, to income of $0.1 million, from an expense of $72.6 million in the prior year period. This increase was primarily a result of the impact of a $69.0 million loss on debt extinguishment recognized in connection with the repurchase of the Notes in May 2012.

Other non-operating income (expense) of consolidated investment vehicles ("CIVs") increased $6.8 million to income of $2.7 million, from an expense of $4.1 million in the prior year period, primarily due to net market gains on investments of certain CIVs.

Income Tax Provision (Benefit)
The provision for income taxes was $25.8 million compared to a benefit of $5.0 million in the prior year period. The effective tax rate was 34.4% for the three months ended June 30, 2013, compared to an effective benefit rate of 27.8% in the prior year period. The impact of CIVs reduced the effective tax (benefit) rate by 0.6 and 7.2 percentage points for the three months ended June 30, 2013 and 2012, respectively.

Net Income (Loss) Attributable to Legg Mason, Inc.
Net Income Attributable to Legg Mason, Inc. for the three months ended June 30, 2013, totaled $47.8 million, or $0.38 per diluted share, compared to Net Loss Attributable to Legg Mason, Inc. of $9.5 million, or $0.07 per diluted share, in the prior year period.  The increase was primarily attributable to the impact of the $69.0 million pre-tax loss ($44.8 million, net of income tax benefits, or $0.32 per diluted share) on debt extinguishment recognized in connection with the repurchase of the Notes in May 2012. The net impact of increased operating revenues also contributed to the increase. Operating margin was 12.5% for the three months ended June 30, 2013, compared to 12.1% in the prior year period.

Supplemental Non-GAAP Financial Information
Adjusted Income (see Supplemental Non-GAAP Financial Information below) decreased slightly to $85.2 million for the three months ended June 30, 2013, from $88.6 million for the three months ended June 30, 2012. Despite the slight decrease in Adjusted Income, Adjusted Income per diluted share increased to $0.68 per diluted share for the three months ended June 30, 2013, from $0.64 per diluted share in the prior year period, due to a reduction in weighted-average shares outstanding as a result of share repurchases. Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information below), for the three months ended June 30, 2013 and 2012, was 17.9% and 17.6%, respectively. Operating Margin, as Adjusted, for the three months ended June 30, 2013, was reduced by 4.2 percentage points due to structuring fees related to a closed-end fund launch during the period, while Operating Margin, as Adjusted, for the three months ended June 30, 2012, was reduced by 4.0 percentage points due to structuring fees related to closed-end fund and REIT launches during that period.

Quarter Ended June 30, 2013, Compared to Quarter Ended March 31, 2013

Results of Operations
Net Income Attributable to Legg Mason, Inc. for the three months ended June 30, 2013, was $47.8 million, or $0.38 per diluted share, compared to $29.2 million, or $0.23 per diluted share, in the three months ended March 31, 2013. Operating revenues increased slightly to $670.4 million in the three months ended June 30, 2013, as compared to $667.8 million in the three months ended March 31, 2013, despite a slight decrease in average AUM. The increase in operating revenues was primarily due to the impact of the Fauchier acquisition, an increase in average AUM advisory yields to 34.4 basis points for the three months ended June 30, 2013, from 33.8 basis points for the three months ended March 31, 2013, due to a more favorable asset mix, and the impact of one additional day in the three months ended June 30, 2013. These increases were offset in part by a decrease in performance fees, primarily due to the impact of annual performance fees earned at Brandywine during the three months ended March 31, 2013.

Operating expenses decreased 6.1%, from $624.8 million in the three months ended March 31, 2013, to $586.9 million in the three months ended June 30, 2013, primarily due to the impact of real estate charges totaling $52.8 million recorded during the three months ended March 31, 2013. In addition, compensation and benefits decreased $11.4 million, or 3.7%, primarily due to the impact of management transition compensation costs associated with the reorganization of our executive committee recorded in the three months ended March 31, 2013. A reduction in market gains on assets invested for deferred compensation plans and seed capital investments also contributed to the decrease in compensation and benefits expense. These decreases were offset in part by structuring fees of $26.3 million related to a successful closed-end fund launch during the three months ended June 30, 2013.

Other non-operating income (expense) decreased $14.3 million, from income of $5.6 million for the three months ended March 31, 2013, to expense of $8.6 million for the three months ended June 30, 2013. This decrease was primarily due to net market losses of $10.7 million on corporate investments in proprietary fund products, which are not offset in compensation. A reduction in market gains of $5.3 million on assets invested for deferred compensation plans and seed capital investments, which are offset by corresponding decreases in compensation expense described above, also contributed to the decrease. These decreases were offset in part by a $2.9 million reduction in interest expense, primarily due to a decrease in interest accruals for uncertain tax positions. Operating margin was 12.5% for the three months ended June 30, 2013, compared to 6.4% for the three months ended March 31, 2013.

Supplemental Non-GAAP Financial Information
Adjusted Income (see Supplemental Non-GAAP Financial Information below) was $85.2 million, or $0.68 per diluted share, for the three months ended June 30, 2013, compared to $66.7 million, or $0.52 per diluted share, for the three months ended March 31, 2013. Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information below), for the three months ended June 30, 2013 and March 31, 2013, was 17.9% and 10.4%, respectively.

Supplemental Non-GAAP Financial Information
As supplemental information, we are providing performance measures that are based on methodologies other than generally accepted accounting principles (“non-GAAP”) for "Adjusted Income" and "Operating Margin, As Adjusted" that management uses as benchmarks in evaluating and comparing our period-to-period operating performance.

Adjusted Income
We define "Adjusted Income" as Net Income (Loss) Attributable to Legg Mason, Inc., plus amortization and deferred taxes related to intangible assets and goodwill, imputed interest and tax benefits on contingent convertible debt less deferred income taxes on goodwill and indefinite-life intangible asset impairment, if any. We also adjust for non-core items that are not reflective of our economic performance, such as intangible asset impairments, the impact of fair value adjustments on contingent consideration liabilities, if any, the impact of tax rate adjustments on certain deferred tax liabilities related to indefinite-life intangible assets, and loss on extinguishment of contingent convertible debt.

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

In calculating Adjusted Income, we adjust for the impact of the amortization of management contract assets and impairment of indefinite-life intangible assets and add (subtract) the impact of fair value adjustments on contingent consideration liabilities, if any, all of which arise from acquisitions, to Net Income (Loss) Attributable to Legg Mason, Inc. to reflect the fact that these non-cash items distort comparisons of our operating results with the results of other asset management firms that have not engaged in significant acquisitions. Deferred taxes on indefinite-life intangible assets and goodwill include actual tax benefits from amortization deductions that are not realized under GAAP absent an impairment charge or the disposition of the related business. Because we fully expect to realize the economic benefit of the current period tax amortization, we add this benefit to Net Income (Loss) Attributable to Legg Mason, Inc. in the calculation of Adjusted Income. However, because of our net operating loss carry-forward, we will receive the benefit of the current tax amortization over time. Conversely, we subtract the non-cash income tax benefits on goodwill and indefinite-life intangible asset impairment charges and United Kingdom tax rate adjustments on excess book basis on certain acquired indefinite-life intangible assets, if applicable, that have been recognized under GAAP. We also add back non-cash imputed interest and the extinguishment loss on contingent convertible debt adjusted for amounts allocated to the conversion feature, as well as adding the actual tax benefits on the imputed interest that are not realized under GAAP. These adjustments reflect that these items distort comparisons of our operating results to prior periods and the results of other asset management firms that have not engaged in significant acquisitions, including any related impairments, or issued/extinguished contingent convertible debt.

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

A reconciliation of Net Income (Loss) Attributable to Legg Mason, Inc. to Adjusted Income (in thousands except per share amounts) is as follows:

	Three Months Ended
	June 30, 2013	March 31, 2013	June 30, 2012
Net Income (Loss) Attributable to Legg Mason, Inc.	$47,815	$29,204	$(9,458)
Plus (less):
Amortization of intangible assets	3,624	3,505	3,505
Loss on extinguishment of 2.5% senior notes	—	—	54,873
Tax amortization benefit on intangible assets	33,736	33,977	33,875
Imputed interest on convertible debt (2.5% senior notes)	—	—	5,839
Adjusted Income	$85,175	$66,686	$88,634
Net Income (Loss) per diluted share Attributable to Legg Mason, Inc. common shareholders	$0.38	$0.23	$(0.07)
Plus (less):
Amortization of intangible assets	0.03	0.03	0.03
Loss on extinguishment of 2.5% senior notes	—	—	0.40
Tax amortization benefit on intangible assets	0.27	0.26	0.24
Imputed interest on convertible debt (2.5% senior notes)	—	—	0.04
Adjusted Income per diluted share	$0.68	$0.52	$0.64

Operating Margin, as Adjusted
We calculate "Operating Margin, as Adjusted," by dividing (i) Operating Income (Loss), adjusted to exclude the impact on compensation expense of gains or losses on investments made to fund deferred compensation plans, the impact on compensation expense of gains or losses on seed capital investments by our affiliates under revenue sharing agreements, amortization related to intangible assets, transition-related costs of streamlining our business model, if any, income (loss) of CIVs, the impact of fair value adjustments on contingent consideration liabilities, if any, and impairment charges by (ii) our operating revenues, adjusted to add back net investment advisory fees eliminated upon consolidation of investment vehicles, less distribution and servicing expenses which we use as an approximate measure of revenues that are passed through to third parties, which we refer to as "Operating Revenues, as Adjusted." The compensation items, other than transition-related costs, are removed from Operating Income (Loss) in the calculation because they are offset by an equal amount in Other non-operating income (expense), and thus have no impact on Net Income (Loss) Attributable to Legg Mason, Inc. We adjust for the impact of the amortization of management contract assets and the impact of fair value adjustments on contingent consideration liabilities, if any, which arise from acquisitions to reflect the fact that these non-cash items distort comparison of our operating results with the results of other asset management firms that have not engaged in significant acquisitions. Transition-related costs, if any, impairment charges and income (loss) of CIVs are removed from Operating Income (Loss) in the calculation because these items are not reflective of our core asset management operations. We use Operating Revenues, as Adjusted in the calculation to show the operating margin without distribution and servicing expenses, which we use to approximate our distribution revenues that are passed through to third parties as a direct cost of selling our products, although distribution and servicing expenses may include commissions paid in connection with the launching of closed-end funds for which there is no corresponding revenue in the period. Operating Revenues, as Adjusted, also include our advisory revenues we receive from CIVs that are eliminated in consolidation under GAAP.

We believe that Operating Margin, as Adjusted, is a useful measure of our performance because it provides a measure of our core business activities. It excludes items that have no impact on Net Income (Loss) Attributable to Legg Mason, Inc. and indicates what our operating margin would have been without the distribution revenues that are passed through to third parties as a direct cost of selling our products, amortization related to intangible assets, changes in the fair value of contingent consideration liabilities, transition-related costs, if any, impairment charges, and the impact of the consolidation of certain investment vehicles described above. The consolidation of these investment vehicles does not have an impact on Net Income (Loss) Attributable to Legg Mason, Inc. This measure is provided in addition to our operating margin calculated under

GAAP, but is not a substitute for calculations of margins under GAAP and may not be comparable to non-GAAP performance measures, including measures of adjusted margins of other companies.

Effective April 1, 2013, we have revised our definition of Operating Margin, as Adjusted, to add back the amortization of intangible assets. We have applied this change to all periods presented. The impact on results for the quarter ended June 30, 2013 was 0.7 percentage points.

The calculation of Operating margin and Operating margin, as adjusted, is as follows (dollars in thousands):

	Three Months Ended
	June 30, 2013	March 31, 2013	June 30, 2012
Operating Revenues, GAAP basis	$670,417	$667,763	$630,692
Plus (less):
Operating revenues eliminated upon consolidation of investment vehicles	615	617	585
Distribution and servicing expense excluding consolidated investment vehicles	(170,175)	(142,257)	(169,812)
Operating Revenues, as Adjusted	$500,857	$526,123	$461,465

Operating Income, GAAP basis	$83,534	$43,013	$76,077
Plus (less):
Gains on deferred compensation and seed investments	1,872	7,182	1,177
Amortization of intangible assets	3,624	3,505	3,505
Operating income and expenses of consolidated investment vehicles	672	762	677
Operating Income, as Adjusted	$89,702	$54,462	$81,436

Operating Margin, GAAP basis	12.5%	6.4%	12.1%
Operating Margin, as Adjusted	17.9	10.4	17.6

Liquidity and Capital Resources
The primary objective of our capital structure is to appropriately support our business strategies and to provide needed liquidity at all times, including maintaining required capital in certain subsidiaries. Liquidity and the access to liquidity is important to the success of our ongoing operations. For a further discussion of our principal liquidity and capital resources policies, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

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

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, investment securities, and investment advisory and related fee receivables. Our assets have been principally funded by equity capital, long-term debt and the results of our operations. At June 30, 2013, our cash and cash equivalents, total assets, long-term debt and stockholders' equity were $0.7 billion, $6.7 billion, $1.1 billion and $4.7 billion, respectively. Total assets and total liabilities of the CIVs at June 30, 2013, were $227 million and $163 million, respectively.

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

The following table summarizes our Consolidated Statements of Cash Flows for the three months ended June (in millions):

	2013	2012
Cash flows used in operating activities	$(77.8)	$(279.5)
Cash flows provided by/(used in) investing activities	39.0	(12.6)
Cash flows used in financing activities	(214.3)	(330.9)
Effect of exchange rate changes	(12.6)	(1.4)
Net decrease in cash and cash equivalents	(265.7)	(624.4)
Cash and cash equivalents, beginning of period	933.0	1,382.3
Cash and cash equivalents, end of period	$667.3	$757.9

Cash outflows used in operating activities during the three months ended June 30, 2013, were $77.8 million, primarily related to annual payments for accrued and deferred compensation offset in part by the Net Income adjusted for non-cash items.  Cash inflows provided by investing activities during the three months ended June 30, 2013, were $39.0 million, primarily related to net activity related to CIVs of $55.3 million, offset in part by payments made for fixed assets.  Cash outflows used in financing activities during the three months ended June 30, 2013, were $214.3 million, primarily related to the repurchase of 2.6 million shares of our common stock for $90.0 million, the repayment of long-term debt of $50.2 million, activity related to CIVs of $55.7 million, and dividends paid of $14.1 million.

Cash outflows used in operating activities during the three months ended June 30, 2012, were $279.5 million, primarily related to annual payments for accrued and deferred compensation and the allocation of extinguished debt repayment, offset in part by the Net Loss adjusted for non-cash items and net sales of trading and other current investments.  Cash outflows used in investing activities during the three months ended June 30, 2012, were $12.6 million, primarily related to payments made for fixed assets and net activity related to CIVs of $4.5 million.  Cash outflows used in financing activities during the three months ended June 30, 2012, were $330.9 million, primarily related to the reduction of short-term debt of $250 million, the repurchase of 6.2 million shares of our common stock for $155.0 million, and dividends paid of $11.2 million, offset in part by the net proceeds from the repayment and subsequent issuance of long-term debt of $102.6 million.

We expect that over the next 12 months cash generated from our operating activities will be adequate to support our operating and investing cash needs, and planned share repurchases. We currently intend to utilize our other available resources for any number of potential activities, including, but not limited to, seed capital investments in new products, repurchase of shares of our common stock, acquisitions, repayment of outstanding debt, or payment of increased dividends. In June 2013, Legg Mason implemented a management equity plan that will entitle certain key employees of Permal to participate in 15% of the future growth of the Permal enterprise value (subject to appropriate discounts), if any, as further discussed in Notes 2 and 8 of Notes to Consolidated Financial Statements. Settlements of units granted under the plan may impact future liquidity requirements.

As described above, we currently project that our cash flows from operating activities will be sufficient to fund our liquidity needs. As of June 30, 2013, we had over $300 million in cash and cash equivalents in excess of our working capital requirements. In accordance with our capital plan, we intend to utilize up to 65% of cash generated from future operations to purchase shares of our common stock. We do not currently expect to raise additional debt or equity financing over the next 12 months. However, there can be no assurances of these expectations as our projections could prove to be incorrect, events may occur that require additional liquidity, such as an acquisition opportunity or an opportunity to refinance indebtedness, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If these events result in our operations and available cash being insufficient to fund liquidity needs, we would likely seek to manage our available resources by taking actions such as reducing future share repurchases, additional cost-cutting, reducing our expected expenditures on investments, selling assets (such as investment securities), repatriating earnings from foreign subsidiaries, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, or should a large acquisition or refinancing opportunity arise, we may seek to raise additional equity or debt.

At June 30, 2013, our total cash and cash equivalents of $667 million included $239 million held by foreign subsidiaries. In the prior year, we initiated a plan to repatriate up to $325 million over the next several years, for which deferred taxes have been previously accrued. We still intend to repatriate these funds in order to increase our cash available in the U.S. for general corporate purposes. No further repatriation of accumulated prior period foreign earnings is currently planned. However, if circumstances change, we will provide for and pay any applicable U.S. taxes in connection with any further repatriation of offshore funds. It is not practical at this time to determine the income tax liability that would result from any further repatriation of accumulated foreign earnings.

On July 23, 2013, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.13 per share, payable on October 21, 2013.

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

The following table sets forth these contractual obligations (in millions) by fiscal year, and excludes contractual obligations of CIVs, as we are not responsible or liable for these obligations:

	Remaining 2014	2015	2016	2017	2018	Thereafter	Total
Contractual Obligations
Long-term borrowings by contract maturity(1)	$0.2	$50.4	$50.0	$50.0	$300.0	$650.0	$1,100.6
Interest on long-term borrowings and credit facility commitment fees(1)	24.7	43.9	43.0	42.1	37.2	53.6	244.5
Minimum rental and service commitments	99.6	123.1	108.1	95.7	86.8	422.4	935.7
Total Contractual Obligations	124.5	217.4	201.1	187.8	424.0	1,126.0	2,280.8
Contingent Obligation
Payments related to business acquisition(2)	—	23.0	—	30.0	—	—	53.0
Total Contractual and Contingent Obligations(3)(4)(5)(6)	$124.5	$240.4	$201.1	$217.8	$424.0	$1,126.0	$2,333.8

(1)	Excludes long-term borrowings of the consolidated CLO of $153.7 million and interest on these long-term borrowings, as applicable.

(2)
The amount of contingent payments reflected for any year represents the maximum amount that could be payable, using the exchange rate between the British pound and U.S. dollar as of June 30, 2013, at the earliest possible date under the terms of the business purchase agreement. The contingent obligation had a fair value of $21.9 million as of June 30, 2013.

(3)
The table above does not include approximately $35.3 million in capital commitments to investment partnerships in which Legg Mason is a limited partner. These obligations will be funded, as required, through the end of the commitment periods through fiscal 2021.

(4)
The table above does not include amounts for uncertain tax positions of $49.4 million (net of the federal benefit for state tax liabilities), because the timing of any related cash outflows cannot be reliably estimated.

(5)	The table above does not include redeemable noncontrolling interests, primarily related to CIVs, of $20.5 million, because the timing of any related cash outflows cannot be reliably estimated.

(6)	The table above excludes potential obligations arising from the ultimate vesting of awards under the management equity plan with key employees of Permal.

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

Actual results may differ materially from those in forward-looking information as a result of various factors, some of which are beyond our control, including but not limited to those discussed elsewhere herein, under the heading “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended March 31, 2013 and in our other public filings, press releases and statements by our management. Due to such risks, uncertainties and other factors, we caution each person receiving such forward-looking information not to place undue reliance on such statements. Further, such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligations to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the three months ended June 30, 2013, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Item 4. Controls and Procedures
As of June 30, 2013, Legg Mason's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective on a reasonable assurances basis.  There have been no changes in Legg Mason's internal controls over financial reporting that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1A. Risk Factors

During the three months ended June 30, 2013, there were no material changes to the information contained in Part I, Item 1A of Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets out information regarding our purchases of Legg Mason common stock in each month during the quarter ended June 30, 2013:

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value that may yet be purchased under the plans or programs(3)
April 1, 2013 through April 30, 2013	405,910	$31.42	—	$729,724,597
May 1, 2013 through May 31, 2013	1,511,982	34.47	1,505,012	677,834,831
June 1, 2013 through June 30, 2013	1,119,295	34.01	1,119,094	639,777,204
Total	3,037,187	$33.89	2,624,106	$639,777,204

(1)
Includes shares of vesting restricted stock, and shares received on vesting of restricted stock units, surrendered to Legg Mason to satisfy related income tax withholding obligations of employees via net share transactions.

(2)	Amounts exclude fees.
(3) In connection with a capital plan announced on May 16, 2012, our Board of Directors authorized $1 billion for additional purchases of common stock. The new capital plan authorizes using up to 65% of cash generated from future operations to purchase shares of our common stock. There is no expiration date attached to the share repurchase authorization in the new capital plan.

Item 6. Exhibits

3.1	Articles of Incorporation of Legg Mason, as amended (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on July 26, 2011)
3.2	By-laws of Legg Mason, as amended and restated July 26, 2011 (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on July 26, 2011)
10	Legg Mason, Inc. Non-Employee Director Equity Plan, as amended (incorporated by reference to Appendix A to the definitive proxy statement for Legg Mason's 2013 Annual Meeting of Stockholders)
12	Computation of consolidated ratios of earnings to fixed charges
31.1	Certification of Chief Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Financial statements from the annual report on Form 10-K of Legg Mason, Inc. for the quarter ended June 30, 2013, filed on August 7, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGG MASON, INC.

DATE: August 7, 2013                        /s/ Joseph A. Sullivan
Joseph A. Sullivan
President, Chief Executive Officer, and Director

DATE: August 7, 2013                        /s/ Peter H. Nachtwey
Peter H. Nachtwey
Senior Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Legg Mason, as amended (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on July 26, 2011)
3.2	By-laws of Legg Mason, as amended and restated July 26, 2011 (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on July 26, 2011)
10	Legg Mason, Inc. Non-Employee Director Equity Plan, as amended (incorporated by reference to Appendix A to the definitive proxy statement for Legg Mason's 2013 Annual Meeting of Stockholders)
12	Computation of consolidated ratios of earnings to fixed charges
31.1	Certification of Chief Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Financial statements from the annual report on Form 10-K of Legg Mason, Inc. for the quarter ended June 30, 2013, filed on August 7, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail