Form 10-Q
period 2013-09-30
LEGG MASON, INC.
filed 2013-11-06
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q
(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
120,633,024 shares of common stock as of the close of business on October 31, 2013.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30, 2013	March 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$711,856	$933,036
Cash and cash equivalents of consolidated investment vehicles	12,902	46,541
Restricted cash	12,989	8,812
Receivables:
Investment advisory and related fees	343,460	350,726
Other	71,702	72,392
Investment securities	426,834	371,080
Investment securities of consolidated investment vehicles	25,539	24,792
Deferred income taxes	77,388	85,257
Other	48,410	48,239
Other assets of consolidated investment vehicles	—	1,987
Total Current Assets	1,731,080	1,942,862
Fixed assets, net	195,130	201,819
Intangible assets, net	3,170,716	3,177,562
Goodwill	1,251,489	1,269,165
Investments of consolidated investment vehicles	129,469	210,553
Deferred income taxes	247,347	279,361
Other	184,582	187,274
Other assets of consolidated investment vehicles	746	1,064
Total Assets	$6,910,559	$7,269,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued compensation	$266,374	$351,965
Accounts payable and accrued expenses	203,406	214,803
Current portion of long-term debt	50,218	50,438
Other	94,016	74,940
Other liabilities of consolidated investment vehicles	656	10,320
Total Current Liabilities	614,670	702,466
Deferred compensation	52,025	56,809
Deferred income taxes	146,822	161,298
Other	167,992	204,446
Other liabilities of consolidated investment vehicles	2,265	2,930
Long-term debt	1,044,999	1,094,516
Long-term debt of consolidated investment vehicles	101,773	207,835
Total Liabilities	2,130,546	2,430,300

Commitments and Contingencies (Note 9)

Redeemable Noncontrolling Interests	18,743	21,009

Stockholders’ Equity
Common stock, par value $.10; authorized 500,000,000 shares; issued 121,138,516 shares in September 2013 and 125,341,361 shares in March 2013	12,114	12,534
Additional paid-in capital	3,304,142	3,449,190
Employee stock trust	(30,421)	(32,623)
Deferred compensation employee stock trust	30,421	32,623
Retained earnings	1,406,083	1,304,259
Appropriated retained earnings for consolidated investment vehicle	6,621	4,829
Accumulated other comprehensive income, net	32,310	47,539
Total Stockholders’ Equity	4,761,270	4,818,351
Total Liabilities and Stockholders’ Equity	$6,910,559	$7,269,660

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Operating Revenues
Investment advisory fees:
Separate accounts	$191,645	$183,426	$382,679	$365,862
Funds	372,679	362,907	743,150	719,381
Performance fees	17,346	10,279	39,367	18,845
Distribution and service fees	86,202	81,915	171,081	163,538
Other	1,980	1,768	3,992	3,361
Total Operating Revenues	669,852	640,295	1,340,269	1,270,987
Operating Expenses
Compensation and benefits	294,272	302,492	590,383	572,754
Distribution and servicing	155,142	145,135	325,330	314,960
Communications and technology	39,968	35,831	78,367	73,461
Occupancy	24,922	27,318	51,731	57,570
Amortization of intangible assets	3,624	3,504	7,248	7,009
Other	45,558	46,281	97,310	89,422
Total Operating Expenses	563,486	560,561	1,150,369	1,115,176
Operating Income	106,366	79,734	189,900	155,811
Other Non-Operating Income (Expense)
Interest income	1,371	1,718	3,010	3,654
Interest expense	(12,859)	(14,118)	(25,927)	(33,345)
Other income (expense), net, including $68,975 debt extinguishment loss in May 2012	9,662	28,655	9,747	(43,978)
Other non-operating income (loss) of consolidated investment vehicles, net	2,311	1,503	5,008	(2,631)
Total other non-operating income (expense)	485	17,758	(8,162)	(76,300)
Income Before Income Tax Provision	106,851	97,492	181,738	79,511
Income tax provision	19,153	16,397	44,945	11,400
Net Income	87,698	81,095	136,793	68,111
Less: Net income (loss) attributable to noncontrolling interests	1,410	298	2,690	(3,228)
Net Income Attributable to Legg Mason, Inc.	$86,288	$80,797	$134,103	$71,339

Net Income per Share Attributable to Legg Mason, Inc. Common Shareholders:
Basic	$0.70	$0.60	$1.08	$0.52
Diluted	$0.70	$0.60	$1.08	$0.52

Weighted Average Number of Shares Outstanding
Basic	122,974	134,098	124,095	136,396
Diluted	123,207	134,128	124,308	136,425

Dividends Declared per Share	$0.13	$0.11	$0.26	$0.22
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Income	$87,698	$81,095	$136,793	$68,111
Other comprehensive income (loss):
Foreign currency translation adjustment	10,350	7,666	(15,092)	(5,469)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses), net of tax provision (benefit) of ($5), $2, ($98) and $43, respectively	(7)	3	(148)	65
Reclassification adjustment for (gains) losses included in net income	5	7	11	(2)
Net unrealized gains and losses on investment securities	(2)	10	(137)	63
Total other comprehensive income (loss)	10,348	7,676	(15,229)	(5,406)
Comprehensive Income	98,046	88,771	121,564	62,705
Less: Comprehensive income (loss) attributable to noncontrolling interests	1,410	298	2,690	(3,228)
Comprehensive Income Attributable to Legg Mason, Inc.	$96,636	$88,473	$118,874	$65,933
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Six Months Ended September 30,
	2013	2012
COMMON STOCK
Beginning balance	$12,534	$13,987
Stock options and other stock-based compensation	47	6
Deferred compensation employee stock trust	4	5
Deferred compensation, net	104	175
Employee tax withholdings by net share transactions	(43)	(29)
Shares repurchased and retired	(532)	(973)
Ending balance	12,114	13,171
ADDITIONAL PAID-IN CAPITAL
Beginning balance	3,449,190	3,864,216
Stock options and other stock-based compensation	21,815	7,173
Deferred compensation employee stock trust	1,236	1,232
Deferred compensation, net	24,726	20,846
Employee tax withholdings by net share transactions	(13,410)	(7,632)
Shares repurchased and retired	(179,415)	(244,098)
Allocation from 2.5% Convertible Senior Notes repurchase, net of tax	—	(30,833)
Ending balance	3,304,142	3,610,904
EMPLOYEE STOCK TRUST
Beginning balance	(32,623)	(32,419)
Shares issued to plans	(1,240)	(1,237)
Distributions and forfeitures	3,442	411
Ending balance	(30,421)	(33,245)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	32,623	32,419
Shares issued to plans	1,240	1,237
Distributions and forfeitures	(3,442)	(411)
Ending balance	30,421	33,245
RETAINED EARNINGS
Beginning balance	1,304,259	1,715,395
Net Income Attributable to Legg Mason, Inc.	134,103	71,339
Dividends declared	(32,279)	(29,550)
Ending balance	1,406,083	1,757,184
APPROPRIATED RETAINED EARNINGS FOR CONSOLIDATED INVESTMENT VEHICLE
Beginning balance	4,829	12,221
Net income (loss) reclassified to appropriated retained earnings	1,792	(3,046)
Ending balance	6,621	9,175
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET
Beginning balance	47,539	71,472
Net unrealized holding gains (losses) on investment securities	(137)	63
Foreign currency translation adjustment	(15,092)	(5,469)
Ending balance	32,310	66,066
TOTAL STOCKHOLDERS’ EQUITY	$4,761,270	$5,456,500

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2013	2012
Cash Flows from Operating Activities
Net Income	$136,793	$68,111
2.5% Convertible Senior Notes:
Allocation of repurchase payment	—	(216,038)
Loss on extinguishment	—	68,975
Adjustments to reconcile Net Income to net cash provided by (used in) operations:
Depreciation and amortization	31,271	33,480
Imputed interest for 2.5% Convertible Senior Notes	—	5,839
Accretion and amortization of securities discounts and premiums, net	1,520	1,790
Stock-based compensation	32,958	27,160
Net gains on investments	(7,790)	(23,072)
Net (gains) losses of consolidated investment vehicles	(4,128)	4,063
Deferred income taxes	38,385	(6,278)
Other	4,589	2,387
Decrease (increase) in assets:
Investment advisory and related fees receivable	3,741	9,458
Net sales (purchases) of trading and other current investments	(38,590)	119,265
Other receivables	(7,554)	7,927
Other assets	(11,301)	6,030
Other assets of consolidated investment vehicles	36,942	666
Decrease in liabilities:
Accrued compensation	(82,371)	(126,576)
Deferred compensation	(4,784)	(12,583)
Accounts payable and accrued expenses	(11,094)	(2,348)
Other liabilities	(8,074)	(1,469)
Other liabilities of consolidated investment vehicles	(10,296)	(3,666)
Cash Provided by (Used in) Operating Activities	100,217	(36,879)
Cash Flows from Investing Activities
Payments for fixed assets	(20,280)	(18,316)
Proceeds from sale of assets	1,351	—
Change in restricted cash	(5,217)	(757)
Purchases of investment securities	(1,081)	(4,406)
Proceeds from sales and maturities of investment securities	1,361	4,000
Purchases of investments by consolidated investment vehicles	(14,440)	(74,172)
Proceeds from sales and maturities of investments by consolidated investment vehicles	95,141	81,508
Cash Provided by (Used in) Investing Activities	$56,835	$(12,143)

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2013	2012
Cash Flows from Financing Activities
Repayment of short-term borrowings	$—	$(250,000)
Repayment of 2.5% Convertible Senior Notes, net of operating allocation	—	(1,040,212)
Repayment of long-term debt	(50,220)	(634)
Proceeds from issuance of long-term debt	—	1,143,246
Debt issuance costs	—	(8,642)
Issuance of common stock	13,002	1,014
Repurchase of common stock, including $13,453 and $7,661, respectively, of net share transactions	(193,400)	(252,732)
Dividends paid	(30,430)	(26,251)
Repayment of principal on long-term debt of consolidated investment vehicle	(103,329)	—
Net (redemptions/distributions paid to)/subscriptions received from noncontrolling interest holders	(3,164)	(2,300)
Cash Used in Financing Activities	(367,541)	(436,511)
Effect of Exchange Rate Changes on Cash	(10,691)	1,238
Net Decrease in Cash and Cash Equivalents	(221,180)	(484,295)
Cash and Cash Equivalents at Beginning of Period	933,036	1,382,263
Cash and Cash Equivalents at End of Period	$711,856	$897,968

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts or unless otherwise noted)
September 30, 2013
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

2. Significant Accounting Policies

Consolidation
In accordance with financial accounting standards on consolidation, Legg Mason consolidates and separately identifies certain sponsored investment vehicles, the most significant of which is a collateralized loan obligation entity (“CLO”).  The consolidation of these investment vehicles has no impact on Net Income Attributable to Legg Mason, Inc. and does not have a material impact on Legg Mason's consolidated operating results.  The change in the value of these consolidated investment vehicles, which is recorded in Other Non-Operating Income (Expense), is reflected in Net Income, net of amounts allocated to noncontrolling interests.  Also, see Notes 4 and 12 for additional information regarding the consolidation of investment vehicles.

Income Taxes
In July 2012, The U.K. Finance Act 2012 was enacted, which reduced the main U.K. corporate tax rate from 25% to 24% effective April 1, 2012 and to 23% effective April 1, 2013. In July 2013, the Finance Bill 2013 was enacted, further reducing the main U.K. corporate tax rate to 21% effective April 1, 2014 and to 20% effective April 1, 2015. The reductions in the U.K. corporate tax rate resulted in tax benefits of $19,164 and $18,075, recognized in the quarters ended September 30, 2013 and 2012, respectively, as a result of the revaluation of existing deferred tax assets and liabilities at the new rates. As a result of the revaluation adjustments, the effective tax rate for the three and six months ended September 30, 2013, was reduced by 17.9 percentage points and 10.5 percentage points, respectively. Similarly, the effective tax rate for the three and six months ended September 30, 2012, was reduced by 18.5 percentage points and 22.7 percentage points, respectively.

Noncontrolling Interests
For consolidated investment vehicles with third-party investors ("CIVs"), the related noncontrolling interests are classified as redeemable noncontrolling interests if investors in these funds may request withdrawals at any time. There were no nonredeemable noncontrolling interests as of September 30, 2013 or March 31, 2013. As noted above, Net income (loss) attributable to noncontrolling interests in the Consolidated Statements of Income also includes Net income (loss) reclassified to Appropriated retained earnings for consolidated investment vehicle in the Consolidated Balance Sheets.

Net income (loss) attributable to noncontrolling interests for the three and six months ended September 30, 2013 and 2012, included the following amounts:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Net income (loss) attributable to redeemable noncontrolling interests	$17	$479	$898	$(182)
Net income (loss) reclassified to appropriated retained earnings for consolidated investment vehicle	1,393	(181)	1,792	(3,046)
Total	$1,410	$298	$2,690	$(3,228)

Redeemable noncontrolling interests as of and for the six months ended September 30, 2013 and 2012, included the following amounts:

	Six Months Ended September 30,
	2013	2012
Balance, beginning of period	$21,009	$24,031
Net income (loss) attributable to redeemable noncontrolling interests	898	(182)
Net (redemptions/distributions paid to)/subscriptions received from noncontrolling interest holders	(3,164)	(2,300)
Balance, end of period	$18,743	$21,549

In conjunction with the December 2012 modification of employment and other arrangements with the employees of its subsidiary, The Permal Group, Ltd. (“Permal”), Legg Mason completed implementation of a management equity plan during the quarter ended June 30, 2013. The plan better aligns the interests of Permal's management with those of Legg Mason and its shareholders, and was part of the modifications which provide for, among other things, higher margins at specified higher revenue levels. The management equity plan will entitle certain key employees of Permal to participate in 15% of the future growth, if any, of the Permal enterprise value (subject to appropriate discounts) subsequent to the date of grant. Current and future grants under the plan vest 20% annually for five years, over which the related grant-date fair value will be recognized as Compensation expense in the Consolidated Statements of Income. Once vested, plan units can be put to Legg Mason for settlement at fair value, beginning one year after the holder terminates their employment. Legg Mason can also call plan units, generally post employment, for settlement at fair value. Changes in control of Legg Mason or Permal do not impact vesting, settlement or other provisions of the units. However, upon sale of substantially all of Permal's assets, the vesting of plan units would accelerate and participants would receive a payment in respect of their interests under the plan. Future grants of additional plan units will dilute the participation of existing outstanding units in 15% of the future growth of the Permal enterprise value, if any, subsequent to the related future grant date, for which additional compensation cost would be incurred. Further, future grants under the plan will not entitle the plan participants, collectively, to more than an aggregate 15% of the future growth of the Permal enterprise value. Upon vesting, the grant-date fair value of vested plan units will be reflected in the Consolidated Balance Sheets as redeemable noncontrolling interests through an adjustment to retained earnings. Thereafter, redeemable noncontrolling interests will continue to be adjusted to the ultimate maximum estimated redemption value over the expected term, through additional retained earnings adjustments. See Note 8 for additional information.

Accumulated Other Comprehensive Income
There were no significant amounts reclassified from Accumulated other comprehensive income to the Consolidated Statements of Income for the three or six months ended September 30, 2013 or 2012.

Recent Accounting Developments
In June 2013, the Financial Accounting Standards Board ("FASB") updated the guidance for investment company entities. The update clarifies the characteristics of an investment company, provides comprehensive guidance for assessing whether an entity is an investment company, requires an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method, and requires additional disclosures. This update will be effective for Legg Mason in fiscal 2015. Legg Mason is evaluating its adoption.

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

The initial purchase price was a cash payment of $63,433, using the exchange rate between the British pound and U.S. dollar at the acquisition date, and was funded from existing cash resources. In addition, contingent consideration of up to approximately $24,000 and approximately $32,000 (using the exchange rate between the British pound and the U.S. dollar as of September 30, 2013) may be due on or about the second and fourth anniversaries of closing, respectively, dependent on achieving certain financial targets and subject to a catch-up adjustment on the fourth anniversary of closing. The contingent consideration liability established at closing had an acquisition date fair value of $21,566, which represents the present value of the contingent consideration expected to be paid and is included in Other liabilities in the Consolidated Balance Sheet. Any changes in estimates of the fair value of the contingent consideration will be recorded as Operating income or expense in the Consolidated Statements of Income. As of September 30, 2013, the fair value of the contingent consideration liability increased to $23,335 due to changes in the exchange rate between the British pound, in which the contingent consideration liability is denominated, and the U.S. dollar. Legg Mason executed a currency forward to economically hedge the risk of movements in the exchange rate. See Note 11 for additional information regarding derivatives and hedging.

A summary of the acquisition-date fair values of the assets acquired and liabilities assumed are as follows:

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

Management estimated the fair values of the indefinite-life fund management contracts based upon discounted cash flow analyses, and the contingent consideration expected to be paid based upon revenue projections, using unobservable market data inputs, which are Level 3 measurements. As is typical with the acquisition of a portion of a business from a larger financial services firm with other related operations, Legg Mason expects some initial contraction in the acquired business. The significant assumptions used in these analyses included projected annual cash flows, revenues and discount rates, are summarized as follows:

	Projected Cash Flow Growth Rates	Discount Rate
Indefinite-life fund management contracts	(35)% to 11% (weighted-average: 6% )	16.0%

	Projected Revenue Growth Rates
Contingent consideration	(16)% to 1% (weighted-average: (5)%)	2.0%

The Company has not presented pro forma combined results of operations for this acquisition because the results of operations as reported in the accompanying Consolidated Statements of Income would not have been materially different. The financial results of Fauchier included in Legg Mason's consolidated financial results for the three and six months ended September 30, 2013 were not significant.

4. Investments and Fair Values of Assets and Liabilities

The disclosures below include details of Legg Mason's assets and liabilities that are measured at fair value, excluding the assets and liabilities of CIVs. See Note 12, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the assets and liabilities of CIVs that are measured at fair value.

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

	As of September 30, 2013
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash equivalents(1):
Money market funds	$393,951	$—	$—	$393,951
Time deposits and other	—	102,794	—	102,794
Total cash equivalents	393,951	102,794	—	496,745
Current investments:
Trading investments relating to long-term incentive compensation plans(2)	113,106	—	—	113,106
Trading proprietary fund products and other investments(3)	216,777	71,741	209	288,727
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments(4)(5)	12,294	12,707	—	25,001
Total current investments	342,177	84,448	209	426,834
Available-for-sale investment securities(6)	2,033	9,817	12	11,862
Investments in partnerships, LLCs and other(6)	697	2,802	27,189	30,688
Equity method investments in partnerships and LLCs(4)(6)	—	—	63,639	63,639
Derivative assets:
Currency and market hedges	5,191	—	—	5,191
Other investments(6)	—	—	95	95
Total	$744,049	$199,861	$91,144	$1,035,054
Liabilities:
Contingent consideration liability	$—	$—	$(23,335)	$(23,335)
Derivative liabilities:
Currency and market hedges	(2,064)	—	—	(2,064)
Total	$(2,064)	$—	$(23,335)	$(25,399)

	As of March 31, 2013
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash equivalents(1):
Money market funds	$485,776	$—	$—	$485,776
Time deposits and other	—	177,471	—	177,471
Total cash equivalents	485,776	177,471	—	663,247
Current investments:
Trading investments relating to long-term incentive compensation plans(2)	86,583	—	—	86,583
Trading proprietary fund products and other investments(3)	158,846	69,064	246	228,156
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments(4)(5)	12,600	43,741	—	56,341
Total current investments	258,029	112,805	246	371,080
Available-for-sale investment securities(6)	2,034	10,354	12	12,400
Investments in partnerships, LLCs and other(6)	761	2,620	27,762	31,143
Equity method investments in partnerships and LLCs(4)(6)	1,518	924	66,338	68,780
Derivative assets:
Currency and market hedges	1,939	—	—	1,939
Other investments(6)	—	—	99	99
Total	$750,057	$304,174	$94,457	$1,148,688
Liabilities:
Contingent consideration liability	$—	$—	$(21,900)	(21,900)
Derivative liabilities:
Currency and market hedges	(781)	—	—	(781)
Total	$(781)	$—	$(21,900)	$(22,681)

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

(3)
Trading proprietary fund products and other investments primarily represent mutual funds that are invested approximately 58% and 42% in equity and debt securities, respectively, as of September 30, 2013, and were invested approximately 49% and 51% in equity and debt securities, respectively, as of March 31, 2013.

(4)
Substantially all of Legg Mason's equity method investments are investment companies which record their underlying investments at fair value.  Fair value is measured using Legg Mason's share of the investee's underlying net income or loss, which is predominately representative of fair value adjustments in the investments held by the equity method investee.

(5)
Includes investments under the equity method (which approximate fair value) relating to long-term incentive compensation plans of $12,707 and $43,741 as of September 30, 2013 and March 31, 2013, respectively, and proprietary fund products and other investments of $12,294 and $12,600 as of September 30, 2013 and March 31, 2013, respectively, which are classified as Investment securities on the Consolidated Balance Sheets.

(6)	Amounts are included in Other non-current assets on the Consolidated Balance Sheets for each of the periods presented.

Proprietary fund products include initial cash investments made by Legg Mason to fund new investment strategies and products. The primary purpose of these "seed capital investments" is to generate an investment performance track record in a product in order to attract third-party investors. Legg Mason had investments in numerous proprietary fund products which totaled $363,187 and $304,982, as of September 30, 2013 and March 31, 2013, respectively, which are substantially comprised of investments in 46 funds and 39 funds as of September 30, 2013 and March 31, 2013, respectively, that are individually greater than $1,000 and together comprise over 90% of the seed capital investment total in each period. Legg Mason's initial investment in a new product typically represents 100% of the ownership in that product.

Investments in proprietary fund products are initially consolidated and the individual securities within the portfolio are accounted for as trading investments. Legg Mason consolidates these products as long as it holds a controlling financial interest in the product. Upon deconsolidation, which typically occurs after several years, Legg Mason accounts for its investments in proprietary fund products as equity method investments if its ownership is between 20% and 50%, or it otherwise has the ability to significantly influence the financial and operating policies of the investee. For partnerships and LLCs, where third-party investors may have less ability to influence operations, the equity method of accounting is considered if Legg Mason's ownership is greater than 3%. Changes in the fair value of proprietary fund products classified as trading or equity method investments are recognized in Other non-operating income (expense) on the Consolidated Statements of Income.
Legg Mason generally redeems its investment in proprietary fund products when the related product establishes a sufficient track record, when third-party investments in the related product are sufficient to sustain the strategy, or a decision is made to no longer pursue the strategy. The length of time Legg Mason holds a majority interest in a product varies based on a number of factors, such as market demand, market conditions and investment performance.
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
The changes in financial assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended September 30, 2013 and 2012, are presented in the tables below:

	Value as of June 30, 2013	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of September 30, 2013
Assets:
Trading proprietary fund products and other investments	$233	$—	$—	$(31)	$—	$7	$209
Investments in partnerships, LLCs and other	28,018	—	(424)	1	—	(406)	27,189
Equity method investments in partnerships and LLCs	63,353	2,570	(437)	(2,116)	—	269	63,639
Other investments	105	—	—	—	—	2	107
	$91,709	$2,570	$(861)	$(2,146)	$—	$(128)	$91,144
Liabilities:
Contingent consideration liability	$(21,931)	$—	$—	$—	$—	$(1,404)	$(23,335)

	Value as of June 30, 2012	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of September 30, 2012
Assets:
Equity method investments in proprietary fund products	$11,296	$—	$—	$—	$—	$409	$11,705
Investments in partnerships, LLCs and other	28,513	—	(788)	(415)	—	731	28,041
Equity method investments in partnerships and LLCs	160,602	122	(204)	(45,488)	—	14,262	129,294
Other investments	128	—	—	—	—	3	131
	$200,539	$122	$(992)	$(45,903)	$—	$15,405	$169,171

	Value as of March 31, 2013	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of September 30, 2013
Assets:
Trading proprietary fund products and other investments	$246	$—	$—	$(44)	$—	$7	$209
Investments in partnerships, LLCs and other	27,762	800	(617)	(164)	—	(592)	27,189
Equity method investments in partnerships and LLCs	66,338	2,766	(750)	(5,688)	—	973	63,639
Other investments	111	—	—	—	—	(4)	107
	$94,457	$3,566	$(1,367)	$(5,896)	$—	$384	$91,144
Liabilities:
Contingent consideration liability	$(21,900)	$—	$—	$—	$—	$(1,435)	$(23,335)

	Value as of March 31, 2012	Purchases	Sales	Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of September 30, 2012
Assets:
Equity method investments in proprietary fund products	$11,778	$—	$—	$—	$—	$(73)	$11,705
Investments in partnerships, LLCs and other	28,763	—	(788)	(566)	—	632	28,041
Equity method investments in partnerships and LLCs	166,438	212	(842)	(52,066)	—	15,552	129,294
Other investments	124	—	—	—	—	7	131
	$207,103	$212	$(1,630)	$(52,632)	$—	$16,118	$169,171

Realized and unrealized gains and losses recorded for Level 3 investments are primarily included in Other Non-Operating Income (Expense) on the Consolidated Statements of Income. The change in unrealized gains (losses) for Level 3 investments and liabilities still held at the reporting date was $(2,397) and $15,145 for the three months ended September 30, 2013 and 2012, respectively. The change in unrealized losses for Level 3 investments and liabilities still held at the reporting date was $3,190 and $16,429 for the six months ended September 30, 2013 and 2012, respectively.

There were no significant transfers between Level 1 and Level 2 during the three months ended September 30, 2013 and 2012.

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

		Fair Value Determined Using NAV				As of September 30, 2013
Category of Investment	Investment Strategy	September 30, 2013		March 31, 2013		Unfunded Commitments	Remaining Term
Funds-of-hedge funds	Global macro, fixed income, long/short equity, natural resources, systematic, emerging market, European hedge	$34,165	(1)	$38,811	(1)	n/a	n/a
Hedge funds	Fixed income - developed market, event driven, fixed income - hedge, relative value arbitrage, European hedge	20,496		24,716		20,000	n/a
Private equity funds	Long/short equity	23,437	(2)	23,763	(2)	5,043	Up to 7 years
Other	Various	2,412		2,408		n/a	Various (3)
Total		$80,510	(4)	$89,698	(4)	$25,043
n/a-not applicable

(1)	40% monthly redemption and 60% quarterly redemption as of September 30, 2013. 49% monthly redemption and 51% quarterly redemption as of March 31, 2013. Any remaining lock-up expired in June 2013.
(2)    Liquidations are expected over the remaining term.

(3)	Of this balance, 5% has a remaining term of less than one year and 95% has a remaining term of 20 years.

(4)	Comprised of approximately 30% and 70% of Level 2 and Level 3 assets, respectively, as of September 30, 2013 and 32% and 68% of Level 2 and Level 3 assets, respectively, as of March 31, 2013.

There are no current plans to sell any of these investments held as of September 30, 2013.

5. Fixed Assets
Fixed assets consist of equipment, software and leasehold improvements. Equipment consists primarily of communications and technology hardware and furniture and fixtures. Software includes purchased software and internally developed software. Fixed assets are reported at cost, net of accumulated depreciation and amortization. The following table reflects the components of fixed assets as of:

	September 30, 2013	March 31, 2013
Equipment	$150,385	$152,065
Software	234,947	227,739
Leasehold improvements	214,518	222,260
Total cost	599,850	602,064
Less: accumulated depreciation and amortization	(404,720)	(400,245)
Fixed assets, net	$195,130	$201,819

Depreciation and amortization expense included in operating expenses was $12,176 and $12,896 for the three months ended September 30, 2013 and 2012, respectively, and $24,023 and $26,471 for the six months ended September 30, 2013 and 2012, respectively.

6. Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of:

	September 30, 2013	March 31, 2013
Amortizable asset management contracts
Cost	$207,658	$208,651
Accumulated amortization	(192,579)	(186,324)
Net	15,079	22,327
Indefinite–life intangible assets
U.S. domestic mutual fund management contracts	2,106,351	2,106,351
Permal/Fauchier funds-of-hedge fund management contracts	692,133	692,133
Other fund management contracts	304,353	303,951
Trade names	52,800	52,800
	3,155,637	3,155,235
Intangible assets, net	$3,170,716	$3,177,562

As of September 30, 2013, amortizable asset management contracts are being amortized over a weighted-average remaining life of 2.9 years.

Estimated amortization expense for each of the next five fiscal years is as follows:

Remaining 2014	$5,072
2015	3,405
2016	3,148
2017	2,484
2018	485
Thereafter	485
Total	$15,079

The change in the carrying value of goodwill is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value
Balance as of March 31, 2013	$2,431,065	$(1,161,900)	$1,269,165
Impact of excess tax basis amortization	(10,786)	—	(10,786)
Other, including changes in foreign exchange rates	(6,890)	—	(6,890)
Balance as of September 30, 2013	$2,413,389	$(1,161,900)	$1,251,489

7. Long-Term Debt

The disclosures below include details of Legg Mason’s debt, excluding the debt of CIVs.  See Note 12, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the debt of CIVs.

The accreted value of long-term debt consists of the following:

	September 30, 2013			March 31, 2013
	Current Accreted Value	Unamortized Discount	Maturity Amount	Accreted Value
5.5% senior notes	$644,560	$5,440	$650,000	$644,077
Five-year amortizing term loan	450,000	—	450,000	500,000
Other term loans	657	—	657	877
Subtotal	1,095,217	5,440	1,100,657	1,144,954
Less: current portion	50,218	—	50,218	50,438
Total	$1,044,999	$5,440	$1,050,439	$1,094,516

As of September 30, 2013, the aggregate maturities of long-term debt, based on their contractual terms, are as follows:

Remaining 2014	$218
2015	50,439
2016	50,000
2017	50,000
2018	300,000
Thereafter	650,000
Total	$1,100,657

At September 30, 2013, the estimated fair value of long-term debt was approximately $1,162,498. The carrying value of the five-year term loan approximates fair value because the debt is a credit facility with a market-based variable interest rate. The fair value of the 5.5% senior notes was estimated using publicly quoted market prices and, along with the fair value of other long-term debt, was classified as Level 2 in the fair value hierarchy.

8.   Stock-Based Compensation

Legg Mason's stock-based compensation includes stock options, restricted stock awards and units, an employee stock purchase plan, deferred compensation payable in stock, and other stock-based compensation. Shares available for issuance under the active equity incentive stock plan as of September 30, 2013, were 9,733. Options under Legg Mason’s employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in equal increments over four to five years and expire within eight to ten years from the date of grant.

Stock Options
Compensation expense relating to stock options for the three months ended September 30, 2013, and 2012 was $3,746 and $2,619, respectively, and for the six months ended September 30, 2013 and 2012, was $6,987 and $5,902, respectively.

Stock option transactions during the six months ended September 30, 2013 and 2012, respectively, are summarized below:

	Six Months Ended September 30,
	2013		2012
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Options outstanding at March 31	5,361	$53.13	5,624	$57.78
Granted	1,215	33.64	966	23.72
Exercised	(405)	29.64	(1)	23.72
Canceled/forfeited	(881)	99.98	(578)	56.37
Options outstanding at September 30	5,290	$42.65	6,011	$52.44

At September 30, 2013 and 2012, options were exercisable for 2,839, and 3,586 shares, respectively, and the weighted-average exercise prices were $52.91, and $68.60, respectively. Stock options exercisable at September 30, 2013 and 2012, have a weighted-average remaining contractual life of 3.2 and 3.1 years, respectively.  Unamortized compensation cost at September 30, 2013 and 2012 was $23,765 and $22,912, respectively, and is related to unvested options for 2,451 and 2,425 shares, respectively. The unamortized compensation cost at September 30, 2013 and 2012 is expected to be recognized over weighted-average periods of 1.7 and 1.8 years, respectively.

The weighted-average fair value of service-based stock option grants during the six months ended September 30, 2013, and 2012, excluding those granted to our Chief Executive Officer in May 2013 discussed below, using the Black-Scholes option pricing model, was $12.13 and $9.47 per share, respectively.

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

Restricted Stock
Compensation expense relating to restricted stock and restricted stock units for the three months ended September 30, 2013 and 2012, was $12,883 and $11,715, respectively, and for the six months ended September 30, 2013 and 2012, was $24,831 and $21,022, respectively.

Compensation expense for the three and six months ended September 30, 2012 includes approximately $1,800 of accelerated stock-based net compensation costs associated with Legg Mason's former Chief Executive Officer stepping down in September 2012.

Restricted stock and restricted stock unit transactions during the six months ended September 30, 2013 and 2012, respectively, are summarized below:

	Six Months Ended September 30,
	2013		2012
	Number of Shares	Weighted-Average Grant Date Value	Number of Shares	Weighted-Average Grant Date Value
Unvested shares at March 31	3,738	$27.99	2,873	$33.83
Granted	1,289	35.16	2,183	24.04
Vested	(1,308)	28.91	(903)	32.26
Canceled/forfeited	(141)	28.91	(37)	29.74
Unvested shares at September 30	3,578	$30.20	4,116	$29.02

Unamortized compensation cost related to unvested restricted stock and restricted stock unit awards at September 30, 2013 and 2012 of $83,545 and $92,112, respectively, are expected to be recognized over weighted-average periods of 1.7 and 1.8 years, respectively.

Other
Compensation expense relating to the stock purchase plan and deferred compensation payable in stock for the three months ended September 30, 2013 and 2012, was $87 and $92, respectively, and for the six months ended September 30, 2013 and 2012, was $232 and $236, respectively.

On June 28, 2013, Legg Mason implemented a management equity plan and granted units to key employees of Permal that entitle them to participate in 15% of the future growth of the Permal enterprise value (subject to appropriate discounts), if any, subsequent to the grant date. An independent valuation determined the aggregate cost of the current award to be approximately $9,000, which will be recognized as Compensation expense in the Consolidated Statements of Income over the related vest period, through December 2017. Compensation expense related to the Permal management equity plan was $908 for the three and six months ended September 30, 2013.

During the six months ended September 30, 2013 and 2012, non-employee directors were granted 11 and 16 restricted stock units and 47 and 35 shares of common stock at a fair value of $1,950 and $1,250, respectively. As of September 30, 2013 and 2012, non-employee directors held 44 and 112 stock options, respectively, which are included in the outstanding options presented in the table above. As of September 30, 2013 and 2012, non-employee directors held 64 and 90 restricted stock units, respectively, which vest on the grant date and are, therefore, not included in the unvested shares of restricted stock and restricted stock units in the table above. During the six months ended September 30, 2013, there were 38 restricted stock units distributed and non-employee directors did not exercise any stock options. During the six months ended September 30, 2012, there were no restricted stock units distributed and non-employee directors did not exercise any stock options. During the six months ended September 30, 2013 and 2012, there were 68 and 72 stock options canceled or forfeited, respectively, related to non-employee directors.

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

As of September 30, 2013, the minimum annual aggregate rentals under operating leases and service agreements are as follows:

Remaining 2014	$68,086
2015	124,713
2016	108,523
2017	95,041
2018	86,278
Thereafter	423,254
Total	$905,895

The minimum rental commitments shown above have not been reduced by $177,889 for minimum sublease rentals to be received in the future under non-cancelable subleases, of which approximately 40% is due from one counterparty.  The lease reserve liability, included in the table below, for space subleased as of September 30, 2013 was $40,270. If a sub-tenant defaults on a sublease, Legg Mason may incur operating charges to adjust the existing lease reserve liability to reflect expected future sublease rentals at reduced amounts, as a result of the current commercial real estate market.

The above minimum rental commitments include $830,343 in real estate and equipment leases and $75,552 in service and maintenance agreements.

The minimum rental commitments shown above also have not been reduced by $24,114 for commitments related to space that has been vacated, but for which subleases are being pursued. The lease reserve liability, also included in the table below, for vacant space for which subleases are being pursued was $14,328 as of September 30, 2013 and remains subject to adjustment based on circumstances in the real estate markets that may require a change in assumptions or the actual terms of a sublease that is ultimately secured. The lease reserve liability takes into consideration various assumptions, including the expected amount of time it will take to secure a sublease agreement and prevailing rental rates in the applicable real estate markets.

The table below presents a summary of the changes in the lease reserve liability for subleased space and vacated space for which subleases are being pursued:

Balance at March 31, 2012	$44,763
Accrued charges for vacated and subleased space	39,080
Payments, net	(15,341)
Adjustments and other	(1,590)
Balance at March 31, 2013	66,912
Accrued charges for vacated and subleased space	1,039
Payments, net	(10,605)
Adjustments and other	(2,748)
Balance at September 30, 2013	$54,598

As of September 30, 2013, Legg Mason had commitments to invest approximately $35,342 in limited partnerships that make private investments. These commitments are expected to be funded as required through the end of the respective investment periods continuing through fiscal 2021.

In connection with the acquisition of Fauchier, as further discussed in Note 3, contingent consideration of up to approximately $24,000 and approximately $32,000 (using the exchange rate between the British pound and U.S. dollar as of September 30, 2013), may be due on or about the second and fourth anniversaries of closing, respectively, which is dependent upon achieving certain financial targets and subject to a catch up adjustment on the fourth anniversary. The fair value of the contingent consideration liability was $23,335 as of September 30, 2013, an increase of $1,435 from March 31, 2013, solely attributable to changes in the exchange rate. Legg Mason executed a currency forward to economically hedge the risk of movements in the exchange rate between the U.S. dollar and the British pound in which the contingent liability is denominated. See Note 11 for additional information regarding derivatives and hedging.

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

In a transaction with Citigroup in December 2005, Legg Mason transferred to Citigroup the subsidiaries that constituted its Private Client/Capital Markets ("PC/CM") businesses, thus transferring the entities that would have primary liability for most of the customer complaint, litigation and regulatory liabilities and proceedings arising from those businesses. However, as part of that transaction, Legg Mason agreed to indemnify Citigroup for most customer complaint, litigation and regulatory liabilities of Legg Mason's former PC/CM businesses that result from pre-closing events. While the ultimate resolution of these matters cannot be determined based on current information, after consultation with legal counsel, management believes that any accrual or range of reasonably possible losses as of September 30, 2013, is not material. Similarly, although Citigroup transferred to Legg Mason the entities that would be primarily liable for most customer complaint, litigation and regulatory liabilities and proceedings of the Citigroup Asset Management ("CAM") business, Citigroup has agreed to indemnify Legg Mason for most customer complaint, litigation and regulatory liabilities of the CAM business that result from pre-closing events.

One of Legg Mason's asset management subsidiaries was named as the defendant in a lawsuit filed by a former institutional client in late August 2011. The complaint alleges breach of contract and breach of fiduciary duty arising from investments in the former client's account allegedly being inconsistent with the account's objectives, and the plaintiff's experts have estimated losses of approximately $109,000. Legg Mason believes that the claims are without merit and intends to defend the matter vigorously. Discovery in the case has been completed. A defendant's motion for summary judgment is currently pending. Because of the continued preliminary status of the matter, Legg Mason cannot estimate the possible loss or range of loss from this matter, if any, beyond the possible losses of up to $109,000 noted above. In addition, Legg Mason believes that this matter would likely be covered by insurance policies that may substantially mitigate the amount of any eventual loss. However, as is often the case with litigation at this point in the process, there can be no assurance the action will not have a material effect on Legg Mason's financial position, results of operations or cash flows.

Additionally, there are two matters subject to regulatory investigations involving one of Legg Mason's asset management subsidiaries regarding its compliance with applicable legal requirements with respect to investments made for certain client accounts.  Legg Mason has agreed in principle, subject to agreement on final terms and documentation, to settle these two matters for approximately $21,200 in aggregate. This amount was accrued as of September 30, 2013, with the accrual established in prior periods, most of which is covered by expected insurance proceeds. Any ultimate loss on these matters beyond amounts covered by insurance policies will be substantially mitigated by reductions in compensation under revenue share arrangements.

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

In management's opinion, an adequate accrual has been made as of September 30, 2013, to provide for any probable losses that may arise from matters for which the Company could reasonably estimate an amount. Legg Mason's financial condition, results of operations and cash flows could be materially affected during a period in which a matter is ultimately resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period-to-period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution, insurance reimbursement, or reductions in compensation under revenue share arrangements.

10. Earnings Per Share

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

During the three and six months ended September 30, 2013, Legg Mason purchased and retired 2,693 and 5,317 shares of its common stock for $89,996 and $179,996 through open market purchases under the current share repurchase authorization. These repurchases reduced weighted-average shares outstanding by 3,912 and 2,447 and shares for the three and six months ended September 30, 2013, respectively.

The following table presents the computations of basic and diluted EPS:

	Three Months Ended September 30,
	2013		2012
	Basic	Diluted	Basic	Diluted
Weighted-average basic shares outstanding	122,974	122,974	134,098	134,098
Potential common shares:
Employee stock options	—	233	—	30
Weighted-average diluted shares	122,974	123,207	134,098	134,128
Net Income	$87,698	$87,698	$81,095	$81,095
Less: Net income attributable to noncontrolling interests	1,410	1,410	298	298
Net Income Attributable to Legg Mason, Inc.	$86,288	$86,288	$80,797	$80,797
Net Income per share Attributable to Legg Mason, Inc. Common Shareholders	$0.70	$0.70	$0.60	$0.60

	Six Months Ended September 30,
	2013		2012
	Basic	Diluted	Basic	Diluted
Weighted-average basic shares outstanding	124,095	124,095	136,396	136,396
Potential common shares:
Employee stock options	—	213	—	29
Weighted-average diluted shares	124,095	124,308	136,396	136,425
Net Income	$136,793	$136,793	$68,111	$68,111
Less: Net income (loss) attributable to noncontrolling interests	2,690	2,690	(3,228)	(3,228)
Net Income Attributable to Legg Mason, Inc.	$134,103	$134,103	$71,339	$71,339
Net Income per Share Attributable to Legg Mason, Inc. Common Shareholders	$1.08	$1.08	$0.52	$0.52

The diluted EPS calculations for the three and six months ended September 30, 2013 and 2012, exclude any potential common shares issuable under the 14,205 warrants issued in connection with the repurchase of Legg Mason's outstanding 2.5% Convertible Senior Notes in exchange for the note conversion feature because the market price of Legg Mason common stock did not exceed the exercise price, and therefore the warrants would be deemed antidilutive.

Options to purchase 3,846 and 6,011 shares for the three months ended September 30, 2013 and 2012, respectively, and 4,423 and 5,897 shares for the six months ended September 30, 2013 and 2012, respectively, were not included in the computation of diluted EPS because the presumed proceeds from exercising such options, including the related income tax benefits, exceeded the average price of the common shares for the period and therefore the options are deemed antidilutive. Further, market-based options are excluded from potential dilution until the designated market condition is met.

11. Derivatives and Hedging

The disclosures below detail Legg Mason’s derivatives and hedging excluding the derivatives and hedging of CIVs. See Note 12, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the derivatives and hedging of CIVs.

Legg Mason uses currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, British pound, Japanese yen, Australian dollar, euro, Singapore dollar, Chinese yuan, Indian rupee, Malaysian ringgit and South Korean won. In the Consolidated Balance Sheets, Legg Mason nets the fair value of certain foreign currency forwards or futures contracts executed with the same counterparty where Legg Mason has both the legal right and intent to settle the contracts on a net basis, resulting in net Other assets of $3,127 and $1,158 as of September 30, 2013 and March 31, 2013, respectively. Legg Mason has not designated any derivatives as hedging instruments for accounting purposes during the periods ended September 30, 2013, March 31, 2013 and September 30, 2012.

Legg Mason also uses market hedges on certain seed capital investments by entering into futures contracts to sell index funds that benchmark the hedged seed capital investments. Open futures contracts required cash collateral of $12,135 and $7,131 as of September 30, 2013 and March 31, 2013, respectively.

The following table presents the gross fair values as of September 30, 2013 and March 31, 2013, of derivative instruments not designated as hedging instruments for accounting purposes:

	September 30, 2013		March 31, 2013
	Assets	Liabilities	Assets	Liabilities
Currency forward contracts	$4,447	$1,380	$1,496	$101
Futures contracts	744	684	443	680
Total	$5,191	$2,064	$1,939	$781

The following table presents gains (losses) recognized on derivative instruments not designated as hedging instruments for accounting purposes:

		Three months ended September 30,
		2013		2012
	Income Statement Classification	Gains	Losses	Gains	Losses
Currency forward contracts for:
Operating activities	Other expense	$4,497	$(658)	$314	$(1,132)
Seed capital investments	Other non-operating income (expense)	346	(1,326)	8	(258)
Futures contracts	Other non-operating income (expense)	747	(8,359)	434	(1,352)
Total		$5,590	$(10,343)	$756	$(2,742)

		Six months ended September 30,
		2013		2012
	Income Statement Classification	Gains	Losses	Gains	Losses
Currency forward contracts for:
Operating activities	Other expense	$4,322	$(2,112)	$1,297	$(1,087)
Seed capital investments	Other non-operating income (expense)	778	(1,470)	143	(136)
Futures contracts	Other non-operating income (expense)	1,595	(9,798)	1,422	(1,868)
Total		$6,695	$(13,380)	$2,862	$(3,091)

12. Variable Interest Entities and Consolidation of Investment Vehicles

In the normal course of its business, Legg Mason sponsors and is the manager of various types of investment vehicles. For its services, Legg Mason is entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinate management fees or other incentive fees. Legg Mason's exposure to risk in these entities is generally limited to any equity investment it has made or is required to make and any earned but uncollected management fees. Certain of these investment vehicles are considered to be VIEs (further described below) while others are considered to be voting rights entities (“VREs”) subject to traditional consolidation concepts based on ownership rights. Investment vehicles that are considered VREs are consolidated if Legg Mason has a controlling financial interest in the investment vehicle, absent substantive kick-out rights. Legg Mason held a controlling financial interest in one sponsored investment fund VRE with third-party investments which was consolidated as of September 30, 2013, March 31, 2013 and September 30, 2012.

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

Legg Mason concluded it was the primary beneficiary of one sponsored investment fund VIE, which was consolidated in each period covered by this report, September 30, 2013, March 31, 2013 and September 30, 2012, despite significant third-party investments in this product.

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

Legg Mason concluded that it was the primary beneficiary of one of two CLOs in which it has a variable interest. Although it holds no equity interest in either of these investment vehicles, it had both the power to control and had a significant variable interest in one CLO because of the level of its expected subordinated fees. As of September 30, 2013, March 31, 2013 and September 30, 2012, the balances related to this CLO were consolidated on the Company's consolidated financial statements. The other CLO is not consolidated, as its level of expected subordinated fees is insignificant.

Legg Mason's investment in CIVs as of September 30, 2013 and March 31, 2013, was $39,666 and $39,056, respectively, which represents its maximum risk of loss, excluding uncollected advisory fees. The assets of these CIVs are primarily comprised of investment securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.

The following tables reflect the impact of CIVs on the Consolidated Balance Sheets as of September 30, 2013 and March 31, 2013, respectively, and the Consolidated Statements of Income for the three and six months ended September 30, 2013 and 2012, respectively:

Consolidating Balance Sheets

	September 30, 2013				March 31, 2013
	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals
Current Assets	$1,732,597	$38,441	$(39,958)	$1,731,080	$1,908,932	$73,320	$(39,390)	$1,942,862
Non-current assets	5,049,264	130,215	—	5,179,479	5,115,181	211,617	—	5,326,798
Total Assets	$6,781,861	$168,656	$(39,958)	$6,910,559	$7,024,113	$284,937	$(39,390)	$7,269,660
Current Liabilities	$614,106	$856	$(292)	$614,670	$692,261	$10,539	$(334)	$702,466
Long-term debt of CIVs	—	101,773	—	101,773	—	207,835	—	207,835
Other non-current liabilities	1,411,838	2,265	—	1,414,103	1,517,069	2,930	—	1,519,999
Total Liabilities	2,025,944	104,894	(292)	2,130,546	2,209,330	221,304	(334)	2,430,300
Redeemable Non-controlling Interests	1,359	—	17,384	18,743	1,355	—	19,654	21,009
Total Stockholders’ Equity	4,754,558	63,762	(57,050)	4,761,270	4,813,428	63,633	(58,710)	4,818,351
Total Liabilities and Stockholders' Equity	$6,781,861	$168,656	$(39,958)	$6,910,559	$7,024,113	$284,937	$(39,390)	$7,269,660

Consolidating Statements of Income (Loss)

	Three Months Ended
	September 30, 2013				September 30, 2012
	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals
Total Operating Revenues	$670,375	$—	$(523)	$669,852	$640,884	$—	$(589)	$640,295
Total Operating Expenses	563,361	648	(523)	563,486	560,335	815	(589)	560,561
Operating Income (Loss)	107,014	(648)	—	106,366	80,549	(815)	—	79,734
Total other non-operating income (expense)	(1,487)	2,289	(317)	485	16,763	1,503	(508)	17,758
Income Before Income Tax Provision	105,527	1,641	(317)	106,851	97,312	688	(508)	97,492
Income tax provision	19,153	—	—	19,153	16,397	—	—	16,397
Net Income	86,374	1,641	(317)	87,698	80,915	688	(508)	81,095
Less: Net income attributable to noncontrolling interests	86	—	1,324	1,410	118	—	180	298
Net Income Attributable to Legg Mason, Inc.	$86,288	$1,641	$(1,641)	$86,288	$80,797	$688	$(688)	$80,797

	Six Months Ended
	September 30, 2013				September 30, 2012
	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals
Total Operating Revenues	$1,341,407	$—	$(1,138)	$1,340,269	$1,272,161	$—	$(1,174)	$1,270,987
Total Operating Expenses	1,150,187	1,320	(1,138)	1,150,369	1,114,858	1,492	(1,174)	1,115,176
Operating Income (Loss)	191,220	(1,320)	—	189,900	157,303	(1,492)	—	155,811
Total other non-operating income (expense)	(12,001)	4,984	(1,145)	(8,162)	(74,266)	(2,632)	598	(76,300)
Income (Loss) Before Income Tax Provision	179,219	3,664	(1,145)	181,738	83,037	(4,124)	598	79,511
Income tax provision	44,945	—	—	44,945	11,400	—	—	11,400
Net Income (Loss)	134,274	3,664	(1,145)	136,793	71,637	(4,124)	598	68,111
Less: Net income (loss) attributable to noncontrolling interests	171	—	2,519	2,690	298	—	(3,526)	(3,228)
Net Income Attributable to Legg Mason, Inc.	$134,103	$3,664	$(3,664)	$134,103	$71,339	$(4,124)	$4,124	$71,339

Other non-operating income (expense) includes interest income, interest expense and net gains (losses) on investments and long-term debt determined on an accrual basis.

The consolidation of CIVs has no impact on Net Income Attributable to Legg Mason, Inc.

The fair value of the financial assets and (liabilities) of CIVs were determined using the following categories of inputs:

	As of September 30, 2013
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Trading investments:
Hedge funds	$2,299	$3,405	$19,835	$25,539
Investments:
CLO loans	—	94,529	—	94,529
CLO bonds	—	7,020	—	7,020
Private equity funds	—	—	27,920	27,920
Total investments	—	101,549	27,920	129,469
Total	$2,299	$104,954	$47,755	$155,008

Liabilities:
CLO debt	$—	$—	$(101,773)	$(101,773)
Derivative liabilities	—	(2,265)	—	(2,265)
Total	$—	$(2,265)	$(101,773)	$(104,038)

	As of March 31, 2013
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Trading investments:
Hedge funds	$2,076	$3,268	$19,448	$24,792
Investments:
CLO loans	—	172,519	—	172,519
CLO bonds	—	11,052	—	11,052
Private equity funds	—	—	26,982	26,982
Total investments	—	183,571	26,982	210,553
Total	$2,076	$186,839	$46,430	$235,345

Liabilities:
CLO debt	$—	$—	$(207,835)	$(207,835)
Derivative liabilities	—	(2,930)	—	(2,930)
Total	$—	$(2,930)	$(207,835)	$(210,765)

Except for the CLO debt, substantially all of the above financial instruments where valuation methods rely on other than observable market inputs as a significant input utilize the NAV practical expedient, such that measurement uncertainty has little relevance. The following table provides a summary of qualitative information relating to the valuation of CLO debt:

Value as of September 30, 2013	Valuation technique	Unobservable input	Range (weighted average)
$(101,773)	Discounted cash flow	Discount rate	0.9%	-	9.0%	(2.4%)
		Default rate	3.0%	-	4.0%	(3.5%)
		Constant prepayment rate			25.0%

Value as of March 31, 2013	Valuation technique	Unobservable input	Range (weighted average)
$(207,835)	Discounted cash flow	Discount rate	1.1%	-	11.0%	(2.3%)
		Default rate	3.0%	-	4.0%	(3.5%)
		Constant prepayment rate			25.0%

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
The changes in assets and (liabilities) of CIVs measured at fair value using significant unobservable inputs (Level 3) are presented in the tables below:

	Value as of June 30, 2013	Purchases	Sales	Settlements/Other	Transfers	Realized and unrealized gains/(losses), net	Value as of September 30, 2013
Assets:
Hedge funds	$20,189	$808	$(1,947)	$—	$—	$785	$19,835
Private equity funds	29,729	—	—	—	—	(1,809)	27,920
	$49,918	$808	$(1,947)	$—	$—	$(1,024)	$47,755
Liabilities:
CLO debt	$(153,676)	$—	$—	$49,040	$—	$2,863	$(101,773)
Total realized and unrealized gains (losses), net						$1,839

	Value as of June 30, 2012	Purchases	Sales	Settlements/Other	Transfers	Realized and unrealized gains/(losses), net	Value as of September 30, 2012
Assets:
Hedge funds	$22,207	$62	$(1,087)	$—	$—	$569	$21,751
Private equity	24,188	—	(1,152)	—	—	201	23,237
	$46,395	$62	$(2,239)	$—	$—	$770	$44,988
Liabilities:
CLO debt	$(273,560)	$—	$—	$—	$—	$(3,749)	$(277,309)
Total realized and unrealized gains (losses), net						$(2,979)

	Value as of March 31, 2013	Purchases	Sales	Settlements/Other	Transfers	Realized and unrealized gains/(losses), net	Value as of September 30, 2013
Assets:
Hedge funds	$19,448	$2,808	$(4,352)	$—	$—	$1,931	$19,835
Private equity funds	26,982	596	—	—	—	342	27,920
	$46,430	$3,404	$(4,352)	$—	$—	$2,273	$47,755
Liabilities:
CLO debt	$(207,835)	$—	$—	$103,329	$—	$2,733	$(101,773)
Total realized and unrealized gains (losses), net						$5,006

	Value as of March 31, 2012	Purchases	Sales	Settlements/Others	Transfers	Realized and unrealized gains/(losses), net	Value as of September 30, 2012
Assets:
Hedge funds	$24,116	$496	$(1,917)	$—	$—	$(944)	$21,751
Private equity funds	25,071	—	(2,030)	—	—	196	23,237
	$49,187	$496	$(3,947)	$—	$—	$(748)	$44,988
Liabilities:
CLO debt	$(271,707)	$—	$—	$—	$—	$(5,602)	$(277,309)
Total realized and unrealized gains (losses), net						$(6,350)

Realized and unrealized gains and losses recorded for Level 3 assets and liabilities of CIVs are included in Other non-operating income (expense) of CIVs on the Consolidated Statements of Income. Total unrealized gains (losses) for Level 3 investments and liabilities of CIVs relating only to those assets and liabilities still held at the reporting date were $2,306 and $(3,471) for the three months ended September 30, 2013 and 2012, respectively. Total unrealized gains (losses) for Level 3 investments and liabilities of CIVs relating only to those assets and liabilities still held at the reporting date were $3,992 and $(6,963) for the six months ended September 30, 2013 and 2012, respectively.

There were no transfers between Level 1 and Level 2 during either of the three months ended September 30, 2013 and 2012.

The NAV values used as a practical expedient by CIVs have been provided by the investees and have been derived from the fair values of the underlying investments as of the respective reporting date. The following table summarizes, as of September 30, 2013 and March 31, 2013, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

		Fair Value Determined Using NAV				As of September 30, 2013
Category of Investment	Investment Strategy	September 30, 2013		March 31, 2013		Unfunded Commitments	Remaining Term
Hedge funds	Global macro, fixed income, long/short equity, systematic, emerging market, U.S. and European hedge	$25,539	(1)	$24,792	(2)	n/a	—
Private equity funds	Long/short equity	27,920	(3)	26,982	(3)	$3,654	6 years
Total		$53,459		$51,774		$3,654
n/a – not applicable

(1)	13% daily redemption; 7% monthly redemption; 2% quarterly redemption; and 78% are subject to three to five year lock-up or side pocket provisions.

(2)	11% daily redemption; 8% monthly redemption; 2% quarterly redemption; and 79% are subject to three to five year lock-up or side pocket provisions.

(3)	Liquidations are expected over the remaining term.

There are no current plans to sell any of these investments held as of September 30, 2013.

Legg Mason has elected the fair value option for certain eligible assets and liabilities, including corporate loans and debt, of the consolidated CLO. Management believes that the use of the fair value option eliminates certain timing differences and better matches the changes in fair value of assets and liabilities related to the CLO.

The following table presents the fair value and unpaid principal balance of CLO loans, bonds and debt carried at fair value under the fair value option as of September 30, 2013 and March 31, 2013:

	September 30, 2013	March 31, 2013
CLO loans and bonds
Unpaid principal balance	$105,160	$186,839
Unpaid principal balance in excess of fair value	(3,611)	(3,268)
Fair value	$101,549	$183,571

Unpaid principal balance of loans that are more than 90 days past due and also in nonaccrual status	$1,950	$—
Unpaid principal balance in excess of fair value for loans that are more than 90 days past due and also in nonaccrual status	(1,519)	—
Fair value of loans more than 90 days past due and in nonaccrual status	$431	$—

CLO debt
Principal amounts outstanding	$121,832	$225,161
Excess unpaid principal over fair value	(20,059)	(17,326)
Fair value	$101,773	$207,835

During the three and six months ended September 30, 2013, total net gains of $1,480 and $1,314, respectively, were recognized in Other non-operating income of CIVs in the Consolidated Statements of Income related to assets and liabilities for which the fair value option was elected. During the three and six months ended September 30, 2012, total net losses of $152 and

$3,416, respectively, were recognized in Other non-operating income (loss) of CIVs in the Consolidated Statements of Income related to assets and liabilities for which the fair value option was elected. CLO loans and CLO debt measured at fair value have floating interest rates, therefore, substantially all of the estimated gains and losses included in earnings for the three months ended September 30, 2013 and 2012, were attributable to instrument specific credit risk.

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

Total derivative liabilities of CIVs of $2,265 and $2,930 as of September 30, 2013 and March 31, 2013, respectively, are primarily recorded in Other liabilities of CIVs.  Gains and (losses) of $308 and $(317), respectively, for the three months ended September 30, 2013, and $665 and $(632), respectively, for the six months ended September 30, 2013, related to derivative assets and liabilities of CIVs are included in Other non-operating income (loss) of CIVs. Gains and (losses) of $106 and $(305), respectively, for the three months ended September 30, 2012, and $358 and $(604), respectively, for the six months ended September 30, 2012, related to derivative assets and liabilities of CIVs are included in Other non-operating income (expense) of CIVs.  There is no risk to Legg Mason in relation to the derivative assets and liabilities of the CIVs in excess of its investment in the funds, if any.

As of September 30, 2013 and March 31, 2013, for VIEs in which Legg Mason holds a variable interest or is the sponsor and holds a variable interest, but for which it was not the primary beneficiary, Legg Mason's carrying value, the related VIE assets and liabilities and maximum risk of loss were as follows:

	As of September 30, 2013		As of March 31, 2013
	Equity Interests on the Consolidated Balance Sheet(1)	Maximum Risk of Loss(2)	Equity Interests on the Consolidated Balance Sheet(1)	Maximum Risk of Loss(2)
CLOs	$—	$675	$—	$496
Real Estate Investment Trust	1,009	3,819	989	2,644
Other sponsored investment funds	34,823	83,455	43,104	87,121
Total	$35,832	$87,949	$44,093	$90,261

(1)	Includes $25,935 and $33,918 related to investments in proprietary funds products as of September 30, 2013, and March 31, 2013, respectively.

(2)	Includes equity investments the Company has made or is required to make and any earned but uncollected management fees.

The Company's total AUM of unconsolidated VIEs was $18,219,648 and $17,090,267 as of September 30, 2013 and March 31, 2013, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements
We have made in this report, and from time to time may otherwise make in our public filings, press releases and statements by our management, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including information relating to anticipated growth in revenues or earnings per share, anticipated changes in our businesses or in the amount of our client assets under management ("AUM"), anticipated future performance of our business, anticipated future investment performance of our subsidiaries, our expected future net client cash flows, anticipated expense levels, changes in expenses, the expected effects of acquisitions and expectations regarding financial market conditions. The words or phrases “can be,” “may be,” “expects,” “may affect,” “may depend,” “believes,” “estimate,” “project,” “anticipate” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and we caution readers that any forward-looking information provided by or on behalf of Legg Mason is not a guarantee of future performance.

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

The financial services business in which we are engaged is extremely competitive. Our competition includes numerous global, national, regional and local asset management firms, broker-dealers, commercial banks and other financial services companies. The industry has been impacted by continued economic uncertainty, the constant introduction of new products and services, and in prior years, by the consolidation of financial services firms through mergers and acquisitions. The industry in which we operate is also subject to extensive regulation under federal, state, and foreign laws. Like most firms, we have been and will continue to be impacted by regulatory and legislative changes. Responding to these changes, and keeping abreast of regulatory developments, has required us to incur costs that continue to impact our profitability.

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

Our strategy is focused on four primary areas listed below.  Management keeps these strategic priorities in mind when it evaluates our operating performance and financial condition.  Consistent with this approach, we have also presented in the table below the more important matters on which management currently focuses in evaluating our performance and financial condition.

	Strategic Priorities		Initiatives
•	Products	•	Create an innovative portfolio of investment solutions and promote revenue growth through new product development and leveraging the capabilities of our affiliates
		•	Identify and execute strategic acquisitions to increase product offerings and fill gaps in products and services

•	Performance	•	Deliver compelling and consistent performance against both relevant benchmarks and the products and services of our competitors

•	Distribution	•
Evaluation and reallocation of resources within and to our distribution platform to continue to build a top tier distribution function with the capability to offer solutions to relevant investment challenges and grow market share worldwide

•	Productivity	•	Operate with the highest level of effectiveness and improve ongoing efficiency
		•	Manage expenses
		•	Align affiliate economic relationships

The strategic priorities discussed above are designed to drive improvements in our operating margin, net flows, earnings, cash flows, assets under management and other key metrics.  In connection with these strategic priorities, during the quarter ended September 30, 2013, we incurred $9.5 million in costs related to several corporate initiatives, including the closing down or reorganizing of certain businesses and the ongoing initiative to increase efficiency. Certain of these key metrics are discussed in our quarterly results discussion to follow.

Net Income Attributable to Legg Mason, Inc. for the three months ended September 30, 2013, was $86.3 million, or $0.70 per diluted share, as compared to $80.8 million, or $0.60 per diluted share, for the three months ended September 30, 2012.  Both periods included significant increases resulting from reductions in U.K. corporate tax expense, as further discussed below. Average AUM, and total revenues, increased slightly during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.  Strong overall investment performance contributed to a continued reduction in long-term asset outflows in the 12-month period ended September 30, 2013.  Over this period, the outflows we experienced and AUM reductions from dispositions were more than offset by increases in AUM due to market performance and an acquisition.

The following discussion and analysis provides additional information regarding our financial condition and results of operations.

Business Environment
During the six months ended September 30, 2013, the U.S. economy continued to exhibit the slow, steady growth that has been experienced over the last several years. Uncertainty in the markets still remained high due to a looming U.S. federal government shutdown, the need for a U.S. federal debt ceiling increase, and continued speculation about when the Federal Reserve may reduce its asset purchase program.

All three major U.S. equity market indices increased during both the three and six month periods ended September 30, 2013 and 2012, and with the exception of the six months ended September 30, 2013, both the Barclays Capital U.S. Aggregate Bond Index and Barclays Capital Global Aggregate Bond Index increased in these periods as well, as illustrated in the table below:

	% Change for the three months ended September 30:		% Change for the six months ended September 30:
Indices(1)	2013	2012	2013	2012
Dow Jones Industrial Average	1.5%	4.3%	3.8%	1.7%
S&P 500	4.7%	5.8%	7.2%	2.3%
NASDAQ Composite Index	10.8%	6.2%	15.4%	0.8%
Barclays Capital U.S. Aggregate Bond Index	0.6%	1.6%	(1.8)%	3.7%
Barclays Capital Global Aggregate Bond Index	2.8%	3.3%	(0.1)%	3.9%
(1) Indices are trademarks of Dow Jones & Company, McGraw-Hill Companies, Inc., NASDAQ Stock Market, Inc., and Barclays Capital, respectively, which are not affiliated with Legg Mason.

During the six months ended September 30, 2013, the Federal Reserve Board held the federal funds rate at 0.25%. Despite the low interest rate environment across most developed economies, we expect economic challenges and volatility in financial markets to persist and cannot predict how these factors will impact our results.

Quarter Ended September 30, 2013, Compared to Quarter Ended September 30, 2012

Assets Under Management

Our AUM is primarily managed across the following asset classes:

Equity		Fixed Income		Liquidity

•	Small Cap Core	•	U.S. Intermediate Investment Grade	•	U.S. Managed Cash
•	Large Cap Growth	•	Global Government	•	U.S. Municipal Cash
•	Large Cap Value	•	U.S. Credit Aggregate
•	Equity Income	•	U.S. Municipal
•	Global Equity	•	Global Opportunistic Fixed Income
•	Sector Equity	•	Global Fixed Income
•	International Equity	•	U.S. Long Duration
•	Global Emerging Market Equity	•	U.S. Limited Duration
•	Mid Cap Core	•	U.S. High Yield
		•	Emerging Markets

The components of the changes in our AUM (in billions) for the three months ended September 30, were as follows:

	2013	2012
Beginning of period	$644.5	$631.8
Investment funds, excluding liquidity funds(1)
Subscriptions	13.1	10.0
Redemptions	(15.1)	(10.5)
Separate account flows, net	(1.8)	(8.3)
Liquidity fund flows, net	2.4	9.0
Net client cash flows	(1.4)	0.2
Market performance and other (2)	14.2	20.7
Dispositions	(1.3)	(2.0)
End of period	$656.0	$650.7
(1)    Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Includes impact of foreign exchange movements, primarily on fixed income assets, of $2.4 billion, and $2.0 billion, for the three months ended September 30, 2013 and 2012, respectively. Also includes reinvestment of dividends and other.

AUM at September 30, 2013, was $656.0 billion, an increase of $11.5 billion, or 2%, from June 30, 2013.  The increase in AUM was attributable to the positive impact of market performance and other of $14.2 billion, partially offset by net client outflows of $1.4 billion and a disposition of $1.3 billion related to the sale of a small affiliate. Market performance and other includes the positive impact of foreign currency exchange fluctuations of $2.4 billion. Net client outflows were driven by long-term asset net client outflows of $3.7 billion, which were partially offset by liquidity net client inflows of $2.3 billion. The long-term asset class outflows were driven by outflows in the equity asset class of $4.0 billion, which were offset in part by inflows in the fixed income asset class of $0.3 billion. Equity outflows were primarily in products managed at Batterymarch Financial Management, Inc. (“Batterymarch”) and Royce & Associates (“Royce”) and were offset in part by inflows at ClearBridge Investments, LLC (“ClearBridge”). Due in part to investment performance, we have experienced outflows in our equity asset class in all but one quarter since the fourth quarter of fiscal 2006. Net inflows in the fixed income asset class includes the impact of $0.9 billion in outflows from a single, low-fee global sovereign mandate managed by Western Asset Management Company ("Western Asset").  We expect to continue to experience similar outflows from this mandate during the remainder of fiscal 2014. We have experienced inflows in our fixed income asset class in the last two quarters, however, since the fourth quarter of 2008 we have had outflows in our fixed income asset class in all but four quarters.

AUM by Asset Class
AUM by asset class (in billions) as of September 30 was as follows:

	2013	% of Total	2012	% of Total	% Change
Equity	$169.5	26%	$153.4	23%	10%
Fixed Income	355.0	54	369.4	57	(4)
Liquidity	131.5	20	127.9	20	3
Total	$656.0	100%	$650.7	100%	1%

The component changes in our AUM by asset class (in billions) for the three months ended September 30 were as follows:

	Equity	Fixed Income	Liquidity	Total
June 30, 2013	$164.4	$351.0	$129.1	$644.5
Investment funds, excluding liquidity funds
Subscriptions	6.4	6.7	—	13.1
Redemptions	(7.2)	(7.9)	—	(15.1)
Separate account flows, net	(3.2)	1.5	(0.1)	(1.8)
Liquidity fund flows, net	—	—	2.4	2.4
Net client cash flows	(4.0)	0.3	2.3	(1.4)
Market performance and other	10.4	3.7	0.1	14.2
Dispositions	(1.3)	—	—	(1.3)
September 30, 2013	$169.5	$355.0	$131.5	$656.0

	Equity	Fixed Income	Liquidity	Total
June 30, 2012	$151.1	$360.6	$120.1	$631.8
Investment funds, excluding liquidity funds
Subscriptions	3.9	6.1	—	10.0
Redemptions	(6.2)	(4.3)	—	(10.5)
Separate account flows, net	(3.4)	(5.6)	0.7	(8.3)
Liquidity fund flows, net	—	—	9.0	9.0
Net client cash flows	(5.7)	(3.8)	9.7	0.2
Market performance and other	8.0	12.6	0.1	20.7
Dispositions	—	—	(2.0)	(2.0)
September 30, 2012	$153.4	$369.4	$127.9	$650.7

The component changes in our AUM by asset class (in billions) for the trailing 12 months ended September 30, were as follows:

	Equity	Fixed Income	Liquidity	Total
September 30, 2012	$153.4	$369.4	$127.9	$650.7
Investment funds, excluding liquidity funds
Subscriptions	23.1	26.9	—	50.0
Redemptions	(29.3)	(29.0)	—	(58.3)
Separate account flows, net	(9.4)	(3.9)	(1.8)	(15.1)
Liquidity fund flows, net			4.2	4.2
Net client cash flows	(15.6)	(6.0)	2.4	(19.2)
Market performance and other	27.6	(8.4)	1.2	20.4
Acquisition (dispositions)	4.1	—	—	4.1
September 30, 2013	$169.5	$355.0	$131.5	$656.0

	Equity	Fixed Income	Liquidity	Total
September 30, 2011	$144.9	$355.5	$111.4	$611.8
Investment funds, excluding liquidity funds
Subscriptions	18.2	25.5	—	43.7
Redemptions	(25.6)	(19.2)	—	(44.8)
Separate account flows, net	(12.0)	(19.9)	1.2	(30.7)
Liquidity fund flows, net	—	—	23.2	23.2
Net client cash flows	(19.4)	(13.6)	24.4	(8.6)
Market performance and other	29.7	28.5	0.2	58.4
Dispositions	(1.8)	(1.0)	(8.1)	(10.9)
September 30, 2012	$153.4	$369.4	$127.9	$650.7

AUM increased by $5.3 billion, or 1%, from September 30, 2012. The increase in AUM was attributable to $20.4 billion in market appreciation and other and $5.4 billion related to the acquisition of Fauchier Partners Management Limited ("Fauchier") in March 2013. These increases were partially offset by net client outflows of $19.2 billion and a disposition of $1.3 billion. Market performance and other includes the negative impact of foreign currency exchange fluctuations of $13.0 billion. Net client outflows were driven by long-term asset class outflows of $21.6 billion, which were partially offset by liquidity asset class net inflows of $2.4 billion. Long-term asset class outflows consisted of equity and fixed income outflows of $15.6 billion and $6.0 billion, respectively. Equity class outflows were primarily in products managed at Royce, Batterymarch and The Permal Group, Ltd. (“Permal”) and were partially offset by inflows at ClearBridge. Equity assets also declined as the result of a disposition of $1.3 billion due to the sale of a small affiliate.  Fixed income outflows were primarily in products managed by Western Asset and included $5.2 billion in outflows from the single, low-fee global sovereign mandate client previously discussed. Those outflows were partially offset by net fixed income inflows in products managed by Brandywine Global Investment Management, LLC ("Brandywine").

Average AUM by asset class (in billions) for the three months ended September 30 was as follows:

	2013	% of Total	2012	% of Total	% Change
Equity	$166.8	26%	$151.3	24%	10%
Fixed Income	351.5	54	365.0	57	(4)
Liquidity	132.1	20	123.1	19	7
Total	$650.4	100%	$639.4	100%	2%

AUM by Distribution Channel
Broadly, we have two principal distribution channels, Global Distribution and Affiliate/Other, through which we sell a variety of investment products and services. Global Distribution, which consists of our centralized global distribution operations, principally sells U.S. and international mutual funds and other commingled vehicles, retail separately managed account programs, and sub-advisory accounts for insurance companies and similar clients. Affiliate/Other reflects the distribution of products through our asset managers, which principally sell institutional separate account strategies and liquidity (money market) funds.

The component changes in our AUM by distribution channel (in billions) for the three months ended September 30, 2013 and 2012, were as follows:

	Global Distribution	Affiliate/Other	Total
June 30, 2013	$231.7	$412.8	$644.5
Net client cash flows, excluding liquidity funds	(2.4)	(1.4)	(3.8)
Liquidity fund flows, net	—	2.4	2.4
Net client cash flows	(2.4)	1.0	(1.4)
Market performance and other	5.7	8.5	14.2
Dispositions	—	(1.3)	(1.3)
September 30, 2013	$235.0	$421.0	$656.0

	Global Distribution	Affiliate/Other	Total
June 30, 2012	$217.5	$414.3	$631.8
Net client cash flows, excluding liquidity funds	2.1	(10.9)	(8.8)
Liquidity fund flows, net	—	9.0	9.0
Net client cash flows	2.1	(1.9)	0.2
Market performance and other	4.0	16.7	20.7
Dispositions	—	(2.0)	(2.0)
September 30, 2012	$223.6	$427.1	$650.7

For each of the three months ended September 30, 2013 and 2012, our overall effective fee rate across all asset classes and distribution channels was approximately 34 basis points.  Fees for managing equity assets are generally higher, averaging approximately 75 basis points for each of the quarters ended September 30, 2013 and 2012. This compares to fees for managing fixed income assets, which averaged approximately 25 basis points for each of the quarters ended September 30, 2013 and 2012, and liquidity assets, which averaged under 10 basis points (reflecting the impact of current advisory fee waivers due to the low interest rate environment) for each of the quarters ended September 30, 2013 and 2012.  Equity assets are primarily managed by ClearBridge, Royce, Batterymarch, Permal and Brandywine, with fixed income assets primarily managed by Western Asset and Brandywine, and liquidity assets managed by Western Asset. Fee rates for assets distributed through Legg Mason Global Distribution, which are predominately retail in nature, averaged approximately 50 basis points for each of the quarters ended September 30, 2013 and 2012, while fee rates for assets distributed through the Affiliate/Other channel averaged approximately 30 basis points for each of the quarters ended September 30, 2013 and 2012.

Investment Performance
Our overall investment performance in the three months ended September 30, 2013, was generally positive compared to relevant benchmarks.

For the three months ended September 30, 2013, most U.S. equity indices produced positive returns. The best performing was the NASDAQ Composite, returning 10.82% for the three months ended September 30, 2013. These returns were achieved in an economic environment characterized by continued domestic growth and improved economic data, mixed with heightened sensitivity to economic news.

In the fixed income markets, the Federal Reserve indicated that it may delay its planned reduction in the $85 billion monthly bond buying program currently in effect, based on current economic data. With the prospects of this reduction in the bond buying program largely priced into the market over the quarter, most asset classes recovered and outperformed U.S. Treasuries. The lowest yielding fixed income sector for the quarter was U.S. Government, as measured by the Barclays U.S. Government Index returning 0.12%.  The best performing fixed income sector for the quarter was high yield bonds, as measured by the Barclays U.S. High Yield Bond Index returning 2.28% as of September 30, 2013.

The following table presents a summary of the percentages of our AUM by strategy(1) that outpaced their respective benchmarks as of September 30, 2013 and 2012, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of September 30, 2013				As of September 30, 2012
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (includes liquidity)	80%	82%	89%	91%	80%	83%	79%	92%
Equity:
Large cap	62%	67%	91%	74%	70%	65%	78%	88%
Small cap	27%	16%	51%	69%	8%	10%	53%	67%
Total equity (includes other equity)	53%	49%	73%	72%	44%	45%	60%	78%
Fixed income:
U.S. taxable	95%	93%	89%	97%	88%	93%	72%	90%
U.S. tax-exempt	3%	100%	100%	100%	100%	100%	100%	98%
Global taxable	86%	84%	96%	93%	86%	89%	82%	98%
Total fixed income	85%	90%	93%	96%	88%	92%	78%	94%

The following table presents a summary of the percentages of our U.S. mutual fund assets(2) that outpaced their Lipper category averages as of September 30, 2013 and 2012, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of September 30, 2013				As of September 30, 2012
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total long-term (excludes liquidity)	48%	62%	69%	68%	57%	56%	84%	73%
Equity:
Large cap	48%	79%	76%	53%	89%	73%	83%	68%
Small cap	36%	22%	50%	73%	14%	15%	88%	76%
Total equity (includes other equity)	48%	49%	61%	60%	49%	39%	82%	68%
Fixed income:
U.S. taxable	61%	91%	91%	90%	76%	90%	84%	87%
U.S. tax-exempt	24%	86%	77%	83%	62%	75%	89%	82%
Global taxable	65%	67%	83%	60%	71%	77%	84%	56%
Total fixed income	49%	86%	85%	85%	70%	82%	86%	82%

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

As of September 30, 2013 and 2012, 91% and 90% of total AUM is included in strategy AUM, respectively, although not all strategies have 3-, 5-, and 10-year histories.  Total strategy AUM includes liquidity assets. Certain assets are not included in reported performance comparisons. These include: accounts that are not managed in accordance with the guidelines outlined above; accounts in strategies not marketed to potential clients; accounts that have not yet been assigned to a strategy; and certain smaller products of some of our affiliates.

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

(2)
Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of September 30, 2013 and 2012, the U.S. long-term mutual fund assets represented in the data accounted for 20% and 18%, respectively, of our total AUM. The performance of our U.S. long-term mutual fund assets is included in the strategies.

The following table presents a summary of the absolute and relative performance compared to the applicable benchmark for a representative sample of funds within our AUM, net of management and other fees as of the end of the period presented, for the 1-year, 3-year, 5-year, and 10-year periods, and from each fund's inception. The table below includes a representative sample of funds from each significant subclass of our investment strategies (i.e., large cap equity, small cap equity, etc.). The funds within this group are representative of the performance of significant investment strategies we offer, that as of September 30, 2013, constituted an aggregate of approximately $394 billion, or approximately 60%, of our AUM. The only meaningful exclusions are our funds-of-hedge funds strategies, which involve privately placed hedge funds, and represent only 3% of our total assets under management as of September 30, 2013, for which investment performance is not made publicly available. Providing investment returns of funds provides a relevant representation of our performance while avoiding the many complexities relating to factors, such as multiple fee structures, bundled pricing, and asset level break points, that would arise in reporting performance for strategies or other product aggregations.

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index	Inception Date	Performance Type(1)	1-year	3-year	5-year	10-year	Inception
Equity
Large Cap
ClearBridge Appreciation Fund	3/10/1970	Absolute	16.44%	14.89%	9.37%	7.68%	10.31%
S&P 500		Relative	(2.90)%	(1.37)%	(0.65)%	0.12%	(0.01)%
ClearBridge All Cap Value Fund	11/12/1981	Absolute	21.73%	13.22%	7.92%	6.02%	10.27%
Russell 3000 Value		Relative	(0.94)%	(3.05)%	(0.97)%	(2.07)%	(1.67)%
Legg Mason Capital Management Value Trust	4/16/1982	Absolute	27.68%	14.15%	8.03%	2.13%	11.90%
S&P 500		Relative	8.34%	(2.12)%	(1.99)%	(5.44)%	0.16%
ClearBridge Aggressive Growth Fund	10/24/1983	Absolute	32.68%	22.54%	15.21%	8.58%	12.35%
Russell 3000 Growth		Relative	12.38%	5.36%	3.04%	0.60%	2.60%
ClearBridge Large Cap Value Fund	12/31/1988	Absolute	20.66%	16.88%	9.75%	7.75%	9.55%
Russell 1000 Value		Relative	(1.64)%	0.63%	0.88%	(0.24)%	(0.68)%
ClearBridge Equity Income Fund	11/6/1992	Absolute	16.06%	14.76%	9.35%	7.22%	8.39%
Russell 3000 Value		Relative	(6.61)%	(1.52)%	0.46%	(0.87)%	(1.48)%
ClearBridge Large Cap Growth Fund	8/29/1997	Absolute	25.08%	17.18%	12.28%	6.23%	7.17%
Russell 1000 Growth		Relative	5.81%	0.24%	0.21%	(1.60)%	2.18%
Legg Mason Brandywine Diversified Large Cap Value Fund	9/7/2010	Absolute	18.62%	16.06%	n/a	n/a	17.31%
Russell 1000 Value		Relative	(3.69)%	(0.19)%	n/a	n/a	1.06%

Small Cap
Royce Pennsylvania Mutual	6/30/1967	Absolute	29.23%	15.95%	11.08%	10.49%	12.13%
Russell 2000		Relative	(0.83)%	(2.34)%	(0.08)%	0.85%	n/a
Royce Premier Fund	12/31/1991	Absolute	24.64%	14.80%	11.47%	12.22%	12.43%
Russell 2000		Relative	(5.41)%	(3.49)%	0.32%	2.58%	2.64%
Royce Total Return Fund	12/15/1993	Absolute	26.58%	15.42%	10.47%	9.40%	11.41%
Russell 2000		Relative	(3.47)%	(2.86)%	(0.68)%	(0.24)%	2.48%
Royce Low-Priced Stock	12/15/1993	Absolute	9.63%	5.06%	7.72%	8.11%	11.59%
Russell 2000		Relative	(20.43)%	(13.23)%	(3.44)%	(1.53)%	2.65%
Royce Special Equity	5/1/1998	Absolute	25.35%	17.02%	12.92%	10.21%	10.08%
Russell 2000		Relative	(4.70)%	(1.26)%	1.76%	0.57%	2.94%

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index	Inception Date	Performance Type(1)	1-year	3-year	5-year	10-year	Inception
Fixed Income
U.S. Taxable
Western Asset Core Bond Fund	9/4/1990	Absolute	(1.56)%	3.96%	8.60%	5.04%	7.29%
Barclays US Aggregate		Relative	0.12%	1.10%	3.19%	0.45%	0.64%
Western Asset Short Term Bond Fund	11/11/1991	Absolute	0.43%	1.74%	4.01%	1.99%	3.92%
Citi Treasury Gov't/Credit 1-3 YR		Relative	(0.21)%	0.67%	1.47%	(0.94)%	(0.75)%
Western Asset Adjustable Rate Income	6/22/1992	Absolute	1.40%	2.33%	2.76%	1.81%	3.02%
Citi T-Bill 6-Month		Relative	1.28%	2.20%	2.47%	0.05%	(0.14)%
Western Asset Corporate Bond Fund	11/6/1992	Absolute	(0.73)%	5.51%	10.25%	4.34%	6.64%
Barclays US Credit		Relative	1.17%	1.37%	1.71%	(0.85)%	(0.06)%
Western Asset Intermediate Bond Fund	7/1/1994	Absolute	(0.15)%	3.47%	7.29%	4.97%	6.25%
Barclays Intermediate Gov't/Credit		Relative	0.34%	1.06%	2.33%	0.88%	0.59%
Western Asset Core Plus Fund	7/8/1998	Absolute	(0.69)%	4.40%	9.18%	5.89%	6.55%
Barclays US Aggregate		Relative	1.00%	1.54%	3.77%	1.29%	1.07%
Western Asset Inflation Index Plus Bond	3/1/2001	Absolute	(5.40)%	3.64%	5.64%	5.09%	6.08%
Barclays US TIPS		Relative	0.70%	(0.39)%	0.33%	(0.14)%	(0.16)%
Western Asset High Yield Fund	9/28/2001	Absolute	8.04%	9.29%	12.18%	8.01%	8.25%
Barclays US Corp High Yield		Relative	0.90%	0.10%	(1.36)%	(0.85)%	(1.24)%
Western Asset Total Return Unconstrained	7/6/2006	Absolute	1.31%	3.41%	7.73%	n/a	5.44%
Barclays US Aggregate		Relative	2.99%	0.55%	2.32%	n/a	0.09%
Western Asset Mortgage Defined Opportunity Fund Inc.	2/24/2010	Absolute	15.10%	16.38%	n/a	n/a	18.19%
BOFAML Floating Rate Home Loan Index		Relative	7.70%	10.72%	n/a	n/a	11.11%

U.S. Tax-Exempt
Western Asset Managed Municipals Fund	3/4/1981	Absolute	(3.71)%	3.98%	6.41%	4.76%	7.96%
Barclays Municipal Bond		Relative	(1.50)%	0.74%	0.43%	0.36%	0.48%

Global Taxable
Legg Mason Western Asset Australian Bond Trust	6/30/1983	Absolute	3.61%	7.88%	8.43%	6.69%	6.47%
UBS Australian Composite Bond Index		Relative	1.77%	1.13%	1.50%	0.62%	0.63%
Western Asset Global High Yield Bond Fund	2/22/1995	Absolute	7.74%	8.42%	11.60%	7.40%	7.86%
Barclays Global High Yield		Relative	(0.39)%	(0.73)%	(2.18)%	(2.21)%	(1.95)%
Legg Mason Western Asset Core Plus Global Bond Trust	2/28/1995	Absolute	1.84%	6.62%	9.11%	5.81%	5.87%
Barclays Global Aggregate (AUD Hedged)		Relative	(1.32)%	(0.35)%	0.35%	(1.51)%	(1.13)%
Western Asset Emerging Markets Debt	10/17/1996	Absolute	(5.28)%	3.72%	9.92%	8.85%	10.58%
JPM EMBI Global		Relative	(0.94)%	(1.60)%	(0.03)%	0.14%	0.96%
Western Asset Global Multi Strategy Fund	8/31/2002	Absolute	(2.68)%	2.25%	7.26%	5.78%	7.31%
50% Bar. Global Agg./ 25% Bar. HY 2%/25% JPM EMBI +		Relative	(1.61)%	(2.28)%	(1.15)%	(1.19)%	(0.93)%
Legg Mason Brandywine Global Fixed Income	9/30/2003	Absolute	(1.76)%	2.93%	6.81%	n/a	5.51%
Citi World Gov't Bond		Relative	2.84%	1.92%	2.56%	n/a	0.62%
Legg Mason Brandywine Global Opportunities Bond	11/1/2006	Absolute	(0.80)%	5.26%	8.80%	n/a	7.20%
Citi World Gov't Bond		Relative	3.80%	4.24%	4.55%	n/a	2.52%

Liquidity
Western Asset Institutional Cash Reserves Ltd.	12/31/1989	Absolute	0.12%	0.17%	0.40%	1.93%	3.64%
Citi 3-Month T-Bill		Relative	0.06%	0.09%	0.26%	0.32%	0.32%

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

In May 2010, we announced an initiative to streamline our business model to drive increased profitability and growth, which resulted in over $140 million in annual cost savings, substantially all of which were cash savings. All transition-related savings were realized as of June 30, 2012.

Operating Revenues
The components of total operating revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Three months ended September 30,
	2013	2012	$ Change	% Change
Investment advisory fees:
Separate accounts	$191.6	$183.4	$8.2	4.5%
Funds	372.7	362.9	9.8	2.7
Performance fees	17.4	10.3	7.1	68.9
Distribution and service fees	86.2	81.9	4.3	5.3
Other	2.0	1.8	0.2	11.1
Total operating revenues	$669.9	$640.3	$29.6	4.6%

Total operating revenues for the three months ended September 30, 2013, were $669.9 million, an increase of 4.6% from $640.3 million in the three months ended September 30, 2012. This increase was primarily due to a 6% increase in average long-term AUM and a $7.1 million increase in performance fees. Average AUM advisory revenue yields were 34.4 basis points in the three months ended September 30, 2013, as compared to 33.9 basis points in the three months ended September 30, 2012. The increase in average AUM advisory revenue yields was the result of a slightly more favorable average asset mix, with equity assets, which generally earn higher fees than fixed income and liquidity assets, comprising a higher percentage of our total average AUM for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, offset in part by fixed income assets comprising a lower percentage of our total AUM.

Investment advisory fees from separate accounts increased $8.2 million, or 4.5%, to $191.6 million. Of this increase, $7.3 million was the result of higher average equity assets managed by ClearBridge and $6.2 million was the result of higher revenues at Permal, including those resulting from the acquisition of Fauchier in March 2013.  These increases were offset in part by a decrease of $5.3 million due to lower average equity assets managed by Batterymarch.

Investment advisory fees from funds increased $9.8 million, or 2.7%, to $372.7 million. Of this increase, $17.6 million was due to higher average equity assets managed at ClearBridge, offset in part by a decrease of $5.5 million due to lower average fixed income assets managed by Western Asset, and a $4.3 million increase in fee waivers on liquidity funds managed by Western Asset to maintain certain yields to investors.

Of our total AUM as of September 30, 2013 and 2012, approximately 6% was in accounts that were eligible to earn performance fees. Performance fees increased $7.1 million to $17.4 million, primarily due to fees earned on assets managed at Permal from the Fauchier acquisition.

Distribution and service fees increased $4.3 million, or 5.3%, to $86.2 million, primarily as the result of an increase in average mutual fund AUM subject to distribution and service fees.

Operating Expenses
The components of total operating expenses, and the dollar and percentage changes between periods were as follows:

	Three months ended September 30,
	2013	2012	$ Change	% Change
Compensation and benefits	$294.3	$302.5	$(8.2)	(2.7)%
Distribution and servicing	155.1	145.2	9.9	6.8
Communications and technology	40.0	35.8	4.2	11.7
Occupancy	24.9	27.3	(2.4)	(8.8)
Amortization of intangible assets	3.6	3.5	0.1	2.9
Other	45.6	46.3	(0.7)	(1.5)
Total operating expenses	$563.5	$560.6	$2.9	0.5%

Operating expenses for the three months ended September 30, 2013 and 2012, incurred at the investment management affiliate level, comprised approximately 70% of total operating expenses in each period. The remaining operating expenses are comprised of corporate and internal global distribution costs.

The components of total compensation and benefits (in millions) were as follows:

	Three months ended September 30,
	2013	2012	$ Change	% Change
Salaries and incentives	$230.6	$227.3	$3.3	1.5%
Benefits and payroll taxes	53.8	46.3	7.5	16.2
Management transition compensation costs	1.0	4.1	(3.1)	(75.6)
Other	8.9	24.8	(15.9)	(64.1)
Total compensation and benefits	$294.3	$302.5	$(8.2)	(2.7)%

Total compensation and benefits decreased 2.7% to $294.3 million;

•	Salaries and incentives increased $3.3 million, principally due to a $3.0 million increase in incentive-based compensation at investment affiliates, primarily as a result of increased revenues.

•
Benefits and payroll taxes increased $7.5 million, primarily as a result of an increase in costs associated with certain employee benefit plans and costs associated with the previously discussed corporate initiatives.

•
Management transition compensation costs in the current year period represent non-cash amortization expense related to retention awards granted to certain executives and key employees in the prior year. Cost incurred in the prior year period were primarily associated with our former Chief Executive Officer stepping down in September 2012, and were comprised of $2.0 million in cash severance and $1.8 million of net non-cash accelerated amortization of stock based awards. Also included in this line item in the prior year period was $0.3 million of non-cash amortization expense related to the retention awards described above.

•
Other compensation and benefits decreased $15.9 million, primarily due to a $20.3 million decrease in deferred compensation and revenue-share based incentive obligations resulting from a reduction in net market gains on assets invested for deferred compensation plans and seed capital investments, which were offset by corresponding decreases in Other non-operating income (expense). These decreases were offset, in part, by a $4.4 million increase in severance expense related to the corporate initiatives discussed above.

Compensation as a percentage of operating revenues decreased to 43.9% from 47.2% in the prior year period, primarily due to the impact of compensation decreases related to a reduction in net market gains on assets invested for deferred compensation plans and seed capital investments.

Distribution and servicing expenses increased 6.8% to $155.1 million, driven by a $3.2 million increase due to higher average AUM in certain products for which we pay fees to third-party distributors, primarily as a result of increased retail sales. Additionally, adjustments in both periods related to distribution partner compensation also contributed to the increase.

Communications and technology expense increased 11.7% to $40.0 million, primarily as a result of an increase in technology consulting and maintenance costs.

Occupancy expense decreased 8.8% to $24.9 million, primarily due to a $1.2 million decrease in rent expense as a result of lease reserves taken on certain vacant space in the prior year period; and, a $0.7 million decrease in depreciation on furniture and leaseholds, primarily as a result of the acceleration of depreciation on these items in the fourth quarter of fiscal 2013.

Amortization of intangible assets increased 2.9% to $3.6 million, primarily due to the acquisition of Fauchier in March 2013.

Other expenses decreased $0.7 million, or 1.5%, to $45.6 million, primarily due to a $4.0 million decrease primarily in professional fees, which was substantially offset by a $3.7 million increase in expense reimbursements paid to certain mutual funds.

Non-Operating Income (Expense)
The components of total other non-operating income (expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Three months ended September 30,
	2013	2012	$ Change	% Change
Interest income	$1.4	$1.7	$(0.3)	(17.6)%
Interest expense	(12.9)	(14.1)	1.2	(8.5)
Other income, net	9.7	28.7	(19.0)	(66.2)
Other non-operating income of consolidated investment vehicles, net	2.3	1.5	0.8	53.3
Total other non-operating income (expense)	$0.5	$17.8	$(17.3)	(97.2)%

Interest income decreased 17.6% to $1.4 million, driven by the impact of lower average interest-bearing investment balances.

Interest expense decreased 8.5% to $12.9 million, primarily as a result of a $0.6 million decrease in interest accruals for uncertain tax positions, and a $0.6 million decrease due to both the repayment of $50 million of outstanding borrowings under our term loan and lower interest rates paid on our term loan.

Other income, net decreased $19.0 million, to income of $9.7 million. This decrease was primarily due to a $20.3 million reduction in net market gains on seed capital investments and assets invested for deferred compensation plans, which are offset by corresponding increases in compensation mentioned above.

Other non-operating income of consolidated investment vehicles ("CIVs"), net increased $0.8 million to income of $2.3 million, primarily due to net market gains on investments of certain CIVs.

Income Tax Provision
The provision for income taxes was $19.2 million compared to $16.4 million in the prior year quarter. In July 2012, The U.K. Finance Act 2012 was enacted, which reduced the main U.K. corporate tax rate from 25% to 24% effective April 1, 2012 and 23% effective April 1, 2013. In July 2013, the Finance Bill 2013 was enacted, further reducing the main U.K. corporate tax rate to 21% effective April 1, 2014 and to 20% effective April 1, 2015. The impact of the tax rate changes on certain existing deferred tax assets and liabilities resulted in tax benefits of $19.2 million and $18.1 million in the current year and prior year quarters, respectively.

The effective tax rate was 17.9% for the three months ended September 30, 2013, compared to an effective tax rate of 16.8% in the prior year quarter. Changes in the U.K. tax rate impacted the effective tax rate by 17.9 percentage points in the September 2013 quarter and 18.5 percentage points in the September 2012 quarter. The impact of CIVs reduced the effective tax rate by 0.2 percentage points in the September 2013 quarter and did not have an impact on the effective tax rate in the September 2012 quarter.

Net Income Attributable to Legg Mason, Inc. and Operating Margin
Net Income Attributable to Legg Mason, Inc. for the three months ended September 30, 2013, totaled $86.3 million, or $0.70 per diluted share, compared to $80.8 million, or $0.60 per diluted share, in the prior year period, primarily as a result of the net impact of increased operating revenues, as previously discussed. In addition, Net Income Attributable to Legg Mason, Inc. per diluted share benefited from a reduction in weighted-average shares outstanding as a result of share repurchases. Operating margin was 15.9% for the three months ended September 30, 2013, compared to 12.5% in the prior year period.

Supplemental Non-GAAP Financial Information
Adjusted Income (see Supplemental Non-GAAP Financial Information defined below) increased to $104.5 million for the three months ended September 30, 2013, from $100.1 million for the three months ended September 30, 2012. Adjusted Income per diluted share increased to $0.85 per diluted share for the three months ended September 30, 2013, from $0.75 per diluted share in the prior year period, due in part to a reduction in weighted-average shares outstanding as a result of share repurchases. Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information defined below), for the three months ended September 30, 2013 and 2012, was 22.3% and 21.9%, respectively.

Six Months Ended September 30, 2013, Compared to Six Months Ended September 30, 2012

Assets Under Management
The components of the changes in our AUM (in billions) for the six months ended September 30, were as follows:

	2013	2012
Beginning of period	$664.6	$643.3
Investment funds, excluding liquidity funds(1)
Subscriptions	26.6	21.5
Redemptions	(30.8)	(21.4)
Separate account flows, net	(0.1)	(12.5)
Liquidity fund flows, net	(5.6)	10.0
Net client cash flows	(9.9)	(2.4)
Market performance and other (2)	2.6	16.4
Dispositions	(1.3)	(6.6)
End of period	$656.0	$650.7
(1)    Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Includes impact of foreign exchange, primarily on fixed income securities, of negative $3.4 billion and positive $1.3 billion, respectively, for the six months ended September 30, 2013 and 2012. Also includes reinvestment of dividends and other.

AUM decreased $8.6 billion, or 1%, from March 31, 2013. The AUM decrease was attributable to net client outflows and dispositions of $9.9 billion and $1.3 billion, respectively, partially offset by $2.6 billion in market appreciation and other. Market performance includes the negative impact of foreign currency exchange fluctuations of $3.4 billion. Net client outflows were driven by outflows in the long-term asset class and liquidity asset class of $3.5 billion and $6.4 billion, respectively. Long-term asset class outflows consisted of equity outflows of $4.7 billion, partially offset by fixed income inflows of $1.2 billion. Equity class outflows were primarily in products managed at Royce, Batterymarch and Permal and were partially offset by inflows at ClearBridge. Equity assets also decreased due to a disposition of $1.3 billion related to the sale of a small affiliate.  Fixed income inflows were primarily in products managed by Brandywine and were partially offset by net outflows at Western Asset, which included $2.2 billion in outflows from the single, low-fee global sovereign mandate client previously discussed.

The component changes in our AUM by asset class (in billions) for the six months ended September 30 were as follows:

	Equity	Fixed Income	Liquidity	Total
March 31, 2013	$161.8	$365.1	$137.7	$664.6
Investment funds, excluding liquidity funds
Subscriptions	13.2	13.4	—	26.6
Redemptions	(14.8)	(16.0)	—	(30.8)
Separate account flows, net	(3.1)	3.8	(0.8)	(0.1)
Liquidity fund flows, net	—	—	(5.6)	(5.6)
Net client cash flows	(4.7)	1.2	(6.4)	(9.9)
Market performance and other	13.7	(11.3)	0.2	2.6
Dispositions	(1.3)	$—	$—	(1.3)
September 30, 2013	$169.5	$355.0	$131.5	$656.0

	Equity	Fixed Income	Liquidity	Total
March 31, 2012	$163.4	$356.1	$123.8	$643.3
Investment funds, excluding liquidity funds
Subscriptions	9.0	12.5	—	21.5
Redemptions	(12.0)	(9.4)	—	(21.4)
Separate account flows, net	(6.6)	(6.8)	1.0	(12.4)
Liquidity fund flows, net	—	—	9.9	9.9
Net client cash flows	(9.6)	(3.7)	10.9	(2.4)
Market performance and other	(0.4)	17.0	(0.2)	16.4
Dispositions	—	—	(6.6)	(6.6)
September 30, 2012	$153.4	$369.4	$127.9	$650.7

Average AUM by asset class (in billions) for the six months ended September 30 was as follows:

	2013	% of Total	2012	% of Total	% Change
Equity	$165.4	25%	$153.5	24%	8%
Fixed Income	357.9	55	361.9	57	(1)
Liquidity	130.4	20	122.8	19	6
Total	$653.7	100%	$638.2	100%	2%

AUM by Distribution Channel
The component changes in our AUM by distribution channel (in billions) for the six months ended September 30, 2013 and 2012, were as follows:

	Global Distribution	Affiliate/Other	Total
March 31, 2013	$232.1	$432.5	$664.6
Net client cash flows, excluding liquidity funds	(3.4)	(0.9)	(4.3)
Liquidity fund flows, net	—	(5.6)	(5.6)
Net client cash flows	(3.4)	(6.5)	(9.9)
Market performance and other	6.3	(5.0)	1.3
September 30, 2013	$235.0	$421.0	$656.0

	Global Distribution	Affiliate/Other	Total
March 31, 2012	$220.6	$422.7	$643.3
Net client cash flows, excluding liquidity funds	3.4	(15.7)	(12.3)
Liquidity fund flows, net	—	9.9	9.9
Net client cash flows	3.4	(5.8)	(2.4)
Market performance and other	(0.4)	16.8	16.4
Dispositions	—	(6.6)	(6.6)
September 30, 2012	$223.6	$427.1	$650.7

Operating Revenues
The components of total operating revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Six months ended September 30,
	2013	2012	$ Change	% Change
Investment advisory fees:
Separate accounts	$382.7	$365.9	$16.8	4.6%
Funds	743.1	719.4	23.7	3.3
Performance fees	39.4	18.8	20.6	109.6
Distribution and service fees	171.1	163.5	7.6	4.6
Other	4.0	3.4	0.6	17.6
Total operating revenues	$1,340.3	$1,271.0	$69.3	5.5%

Total operating revenues for the six months ended September 30, 2013, were $1.34 billion, an increase of 5.5% from $1.27 billion in the six months ended September 30, 2012. This increase was primarily due to the impact of a 7% increase in average long-term AUM, an increase in average AUM advisory revenue yields, from 33.9 basis points in the six months ended September 30, 2012, to 34.4 basis points in the six months ended September 30, 2013, and a $20.6 million increase in performance fees. The increase in average AUM advisory revenue yields was the result of a slightly more favorable average asset mix, with equity assets, which generally earn higher fees than fixed income and liquidity assets, comprising a slightly higher percentage of our total average AUM for the six months ended September 30, 2013, as compared to the six months ended September 30, 2012.

Investment advisory fees from separate accounts increased $16.8 million, or 4.6%, to $382.7 million. Of this increase, $11.2 million was the result of higher average equity assets managed by ClearBridge, $12.2 million resulted from higher revenues at Permal, including those resulting from the acquisition of Fauchier in March 2013, and $4.6 million was due to higher average fixed income assets managed by Brandywine.  These increases were offset in part by a decrease of $14.5 million due to lower average equity assets managed by Batterymarch and Legg Mason Global Equities Group.

Investment advisory fees from funds increased $23.7 million, or 3.3%, to $743.1 million. Of this increase, $31.0 million was due to higher average equity assets managed at ClearBridge, offset in part by a decrease of $10.7 million due to lower average assets managed by Permal.

Performance fees increased $20.6 million to $39.4 million, primarily due to higher fees earned on assets managed at Permal and Brandywine.

Distribution and service fees increased $7.6 million, or 4.6%, to $171.1 million, as the result of an increase in average mutual fund AUM subject to distribution and service fees.

Operating Expenses
The components of total operating expenses, and the dollar and percentage changes between periods were as follows:

	Six months ended September 30,
	2013	2012	$ Change	% Change
Compensation and benefits	$590.4	$572.8	$17.6	3.1%
Distribution and servicing	325.3	315.0	10.3	3.3
Communications and technology	78.4	73.4	5.0	6.8
Occupancy	51.7	57.6	(5.9)	(10.2)
Amortization of intangible assets	7.3	7.0	0.3	4.3
Other	97.3	89.4	7.9	8.8
Total operating expenses	$1,150.4	$1,115.2	$35.2	3.2%

Operating expenses for the six months ended September 30, 2013 and 2012, incurred at the investment management affiliate level comprised approximately 70% of total operating expenses in each period. The remaining operating expenses are comprised of corporate and internal global distribution costs.

The components of total compensation and benefits (in millions) were as follows:

	Six months ended September 30,
	2013	2012	$ Change	% Change
Salaries and incentives	$462.4	$438.2	$24.2	5.5%
Benefits and payroll taxes	113.4	104.3	9.1	8.7
Management transition compensation costs	2.0	4.1	(2.1)	(51.2)
Other	12.6	26.2	(13.6)	(51.9)
Total compensation and benefits	$590.4	$572.8	$17.6	3.1%

Total compensation and benefits increased 3.1% to $590.4 million;

•
Salaries and incentives increased $24.2 million, principally due to an increase of $12.5 million in incentive-based compensation at investment affiliates, primarily resulting from increased revenues, a $4.7 million increase in severance expense at investment affiliates, and a $2.8 million increase in incentive-based compensation related to distribution personnel, primarily as a result of increased retail sales.

•
Benefits and payroll taxes increased $9.1 million, primarily as a result of an increase in costs associated with certain employee benefit plans and costs associated with the previously discussed corporate initiatives.

•
Management transition compensation costs in the current year period represent non-cash amortization expense related to retention awards granted to certain executives and key employees in the prior year. Costs incurred in the prior year period were primarily associated with our former Chief Executive Officer stepping down in September 2012, and were comprised of $2.0 million in cash severance and $1.8 million of net non-cash accelerated amortization of stock based awards. Also included in this line item in the prior year period was $0.3 million of non-cash amortization expense related to the previously discussed retention awards.

•
Other compensation and benefits decreased $13.6 million, primarily due to a $19.6 million decrease in deferred compensation and revenue-share based incentive obligations resulting from a reduction in net market gains on assets invested for deferred compensation plans and seed capital investments, which were offset by corresponding decreases in Other non-operating income (expense). These decreases were offset, in part, by a $6.0 million increase in severance expense related to the previously discussed corporate initiatives.

Compensation as a percentage of operating revenues decreased to 44.0% from 45.1% in the prior year period, primarily due to the impact of compensation decreases related to a reduction in net market gains on assets invested for deferred compensation plans and seed capital investments.

Distribution and servicing expenses increased 3.3% to $325.3 million, primarily due to a $4.5 million increase in structuring fees related to closed-end fund launches and a $4.0 million increase due to an increase in average AUM in certain products for which we pay fees to third-party distributors.

Communications and technology expense increased 6.8% to $78.4 million, primarily as a result of an increase in technology consulting and maintenance costs.

Occupancy expense decreased 10.2% to $51.7 million, primarily due to a $2.6 million decrease in rent expense as a result of lease reserves taken on certain vacant space in the prior year; and, a $2.0 million decrease in depreciation on furniture and leaseholds, primarily as a result of the acceleration of depreciation on these items in the fourth quarter of fiscal 2013.

Amortization of intangible assets increased 4.3% to $7.3 million, primarily due to the acquisition of Fauchier in March 2013.

Other expenses increased $7.9 million, or 8.8%, to $97.3 million, primarily due to a $5.9 million increase in expense reimbursements paid to certain mutual funds.

Non-Operating Income (Expense)
The components of total other non-operating income (expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Six months ended September 30,
	2013	2012	$ Change	% Change
Interest income	$3.0	$3.7	$(0.7)	(18.9)%
Interest expense	(25.9)	(33.4)	7.5	(22.5)
Other income (expense), net	9.7	(44.0)	53.7	n/m
Other non-operating income (loss) of consolidated investment vehicles, net	5.0	(2.6)	7.6	n/m
Total other non-operating income (expense)	$(8.2)	$(76.3)	$68.1	(89.3)%
n/m - not meaningful

Interest income decreased 18.9% to $3.0 million, driven by the impact of lower average interest-bearing investment balances.

Interest expense decreased 22.5% to $25.9 million, primarily as a result of the impact of refinancing the 2.5% Convertible Senior Notes (the "Notes") in May 2012.

Other income (expense), net improved $53.7 million, to income of $9.7 million, from an expense of $44.0 million in the prior year period. This increase was primarily a result of the impact of a $69.0 million loss on debt extinguishment recognized in connection with the repurchase of the Notes in May 2012, offset in part by a $19.6 million decrease in net market gains on seed capital investments and assets invested for deferred compensation plans, which are offset by corresponding decreases in compensation discussed above.

Other non-operating income (loss) of CIVs, net improved $7.6 million to income of $5.0 million, from an expense of $2.6 million in the prior year period, primarily due to net market gains on investments of certain CIVs.

Income Tax Provision (Benefit)
The provision for income taxes increased $33.5 million to $44.9 million, from $11.4 million in the prior year period. The impact of tax rate changes in the Finance Bill 2013 on certain existing deferred tax assets and liabilities resulted in a tax benefit of $19.2 million in the current year period. The prior year period also included a similar U.K. tax benefit of $18.1 million on the revaluation of deferred tax assets and liabilities.

The effective tax rate was 24.7% for the six months ended September 30, 2013, compared to an effective tax rate of 14.3% in the prior year period. Changes in the U.K. tax rate impacted the effective tax rate by 10.5 percentage points in the six months ended September 30, 2013, and 22.7 percentage points in the six months ended September 30, 2012. The impact of CIVs reduced the effective tax rate by 0.4 for the six months ended September 30, 2013 and increased the effective tax rate by 0.6 percentage points for the six months ended September 30, 2012.

Net Income Attributable to Legg Mason, Inc. and Operating Margin
Net Income Attributable to Legg Mason, Inc. for the six months ended September 30, 2013, totaled $134.1 million, or $1.08 per diluted share, compared to $71.3 million, or $0.52 per diluted share, in the prior year period.  The increase was primarily attributable to the impact of the $69.0 million pre-tax loss ($44.8 million, net of income tax benefits, or $0.33 per diluted share) on debt extinguishment recognized in connection with the repurchase of the Notes in May 2012 and the net impact of increased operating revenues, as previously discussed. In addition, Net Income Attributable to Legg Mason, Inc. per diluted share benefited from a reduction in weighted-average shares outstanding as a result of share repurchases. Operating margin was 14.2% for the six months ended September 30, 2013, compared to 12.3% in the prior year period.

Supplemental Non-GAAP Financial Information
Adjusted Income (see Supplemental Non-GAAP Financial Information defined below) increased slightly to $189.7 million for the six months ended September 30, 2013, from $188.7 million for the six months ended September 30, 2012. Adjusted Income per diluted share increased to $1.53 per diluted share for the six months ended September 30, 2013, from $1.38 per diluted share in the prior year period, due to a reduction in weighted-average shares outstanding as a result of share repurchases. Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information defined below), for the six months ended September 30, 2013 and 2012, was 20.1% and 19.8%, respectively. Operating Margin, as Adjusted, for the six months ended September 30, 2013, was reduced by 2.1 percentage points due to structuring fees related to a closed-end fund launch during the period, while Operating Margin, as Adjusted, for the six months ended September 30, 2012, was reduced by 1.4 percentage points due to structuring fees related to closed-end fund and REIT launches during that period.

Quarter Ended September 30, 2013, Compared to Quarter Ended June 30, 2013

Results of Operations
Net Income Attributable to Legg Mason, Inc. for the three months ended September 30, 2013, was $86.3 million, or $0.70 per diluted share, compared to $47.8 million, or $0.38 per diluted share, in the three months ended June 30, 2013. Operating revenues were relatively flat at $669.9 million in the three months ended September 30, 2013, as compared to $670.4 million in the three months ended June 30, 2013, primarily due to a decrease in performance fees, offset in part by the impact of one additional day in the three months ended September 30, 2013. Average AUM advisory yields remained unchanged at 34.4 basis points for both the three months ended September 30, 2013 and June 30, 2013.

Operating expenses decreased 4.0%, from $586.9 million in the three months ended June 30, 2013, to $563.5 million in the three months ended September 30, 2013, primarily driven by the impact of $26.3 million of costs related to a closed-end fund launch recognized in the three months ended June 30, 2013 and a $6.2 million decrease in other expenses. These decreases were offset in part by $9.5 million in costs related to the previously discussed corporate initiatives during the three months ended September 30, 2013.

Total other non-operating income (expense) improved $9.1 million, from expense of $8.6 million for the three months ended June 30, 2013, to income of $0.5 million for the three months ended September 30, 2013. This increase was primarily the result of market gains on corporate investments in proprietary fund products, offset in part by a $1.8 million loss on the sale of a small affiliate.

The income tax provision as of September 30, 2013 of $19.2 million includes the impact of tax rate changes in the Finance Bill 2013 on certain existing deferred tax assets and liabilities, which resulted in a $19.2 million tax benefit ($0.16 per diluted share) in the current period.

Operating margin was 15.9% for the three months ended September 30, 2013, compared to 12.5% for the three months ended June 30, 2013.

Supplemental Non-GAAP Financial Information
Adjusted Income (see Supplemental Non-GAAP Financial Information defined below) was $104.5 million, or $0.85 per diluted share, for the three months ended September 30, 2013, compared to $85.2 million, or $0.68 per diluted share, for the three months ended June 30, 2013. Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information defined below), for the three months ended September 30, 2013 and June 30, 2013, was 22.3% and 17.9%, respectively.

Supplemental Non-GAAP Financial Information
As supplemental information, we are providing performance measures that are based on methodologies other than generally accepted accounting principles (“non-GAAP”) for "Adjusted Income" and "Operating Margin, As Adjusted" that management uses as benchmarks in evaluating and comparing our period-to-period operating performance.

Adjusted Income
We define "Adjusted Income" as Net Income Attributable to Legg Mason, Inc., plus amortization and deferred taxes related to intangible assets and goodwill, imputed interest and tax benefits on contingent convertible debt less deferred income taxes on goodwill and indefinite-life intangible asset impairments, if any. We also adjust for non-core items that are not reflective of our economic performance, such as intangible asset impairments, the impact of fair value adjustments on contingent consideration liabilities, if any, the impact of tax rate adjustments on certain deferred tax liabilities related to indefinite-life intangible assets, and loss on extinguishment of contingent convertible debt.

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

In calculating Adjusted Income, we adjust for the impact of the amortization of management contract assets and impairment of indefinite-life intangible assets, and add (subtract) the impact of fair value adjustments on contingent consideration liabilities, if any, all of which arise from acquisitions, to Net Income Attributable to Legg Mason, Inc. to reflect the fact that these non-cash items distort comparisons of our operating results with the results of other asset management firms that have not engaged in significant acquisitions. Deferred taxes on indefinite-life intangible assets and goodwill include actual tax benefits from amortization deductions that are not realized under GAAP absent an impairment charge or the disposition of the related business. Because we fully expect to realize the economic benefit of the current period tax amortization, we add this benefit to Net Income Attributable to Legg Mason, Inc. in the calculation of Adjusted Income. However, because of our net operating loss carry-forward, we will receive the benefit of the current tax amortization over time. Conversely, we subtract the non-cash income tax benefits on goodwill and indefinite-life intangible asset impairment charges and United Kingdom tax rate adjustments on excess book basis on certain acquired indefinite-life intangible assets, if applicable, that have been recognized under GAAP. We also add back non-cash imputed interest and the extinguishment loss on contingent convertible debt adjusted for amounts allocated to the conversion feature, as well as adding the actual tax benefits on the imputed interest that are not realized under GAAP. These adjustments reflect that these items distort comparisons of our operating results to other periods and the results of other asset management firms that have not engaged in significant acquisitions, including any related impairments, or issued/extinguished contingent convertible debt.

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

A reconciliation of Net Income Attributable to Legg Mason, Inc. to Adjusted Income (in thousands except per share amounts) is as follows:

	Three Months Ended
	September 30, 2013	June 30, 2013	September 30, 2012
Net Income Attributable to Legg Mason, Inc.	$86,288	$47,815	$80,797
Plus (less):
Amortization of intangible assets	3,624	3,624	3,504
Deferred income taxes on intangible assets:
Tax amortization benefit	33,737	33,736	33,871
U.K. tax rate adjustment	(19,164)	—	(18,075)
Adjusted Income	$104,485	$85,175	$100,097
Net Income per diluted share Attributable to Legg Mason, Inc. common shareholders	$0.70	$0.38	$0.60
Plus (less):
Amortization of intangible assets	0.03	0.03	0.03
Deferred income taxes on intangible assets:
Tax amortization benefit	0.28	0.27	0.25
U.K. tax rate adjustment	(0.16)	—	(0.13)
Adjusted Income per diluted share	$0.85	$0.68	$0.75

	Six Months Ended
	September 30, 2013	September 30, 2012
Net Income Attributable to Legg Mason, Inc.	$134,103	$71,339
Plus (less):
Amortization of intangible assets	7,248	7,009
Loss on extinguishment of 2.5% senior notes	—	54,873
Deferred income taxes on intangible assets:
Tax amortization benefit	67,473	67,746
U.K. tax rate adjustment	(19,164)	(18,075)
Imputed interest on convertible debt (2.5% senior notes)	—	5,839
Adjusted Income	$189,660	$188,731
Net Income per diluted share Attributable to Legg Mason, Inc. common shareholders	$1.08	$0.52
Plus (less):
Amortization of intangible assets	0.06	0.05
Loss on extinguishment of 2.5% senior notes	—	0.40
Deferred income taxes on intangible assets:
Tax amortization benefit	0.54	0.50
U.K. tax rate adjustment	(0.15)	(0.13)
Imputed interest on convertible debt (2.5% senior notes)	—	0.04
Adjusted Income per diluted share	$1.53	$1.38

Operating Margin, as Adjusted
We calculate "Operating Margin, as Adjusted," by dividing (i) Operating Income, adjusted to exclude the impact on compensation expense of gains or losses on investments made to fund deferred compensation plans, the impact on compensation expense of gains or losses on seed capital investments by our affiliates under revenue sharing agreements, amortization related to intangible assets, transition-related costs of streamlining our business model, if any, income (loss) of CIVs, the impact of fair value adjustments on contingent consideration liabilities, if any, and impairment charges by (ii) our operating revenues, adjusted to add back net investment advisory fees eliminated upon consolidation of investment vehicles, less distribution and servicing expenses which we use as an approximate measure of revenues that are passed through to third parties, which we refer to as "Operating Revenues, as Adjusted." The compensation items, other than transition-related costs, are removed from Operating Income in the calculation because they are offset by an equal amount in Other non-operating income (expense), and thus have no impact on Net Income Attributable to Legg Mason, Inc. We adjust for the impact of the amortization of management contract assets and the impact of fair value adjustments on contingent consideration liabilities, if any, which arise from acquisitions to reflect the fact that these items distort comparison of our operating results with the results of other asset management firms that have not engaged in significant acquisitions. Transition-related costs, if any, impairment charges and income (loss) of CIVs are removed from Operating Income in the calculation because these items are not reflective of our core asset management operations. We use Operating Revenues, as Adjusted in the calculation to show the operating margin without distribution and servicing expenses, which we use to approximate our distribution revenues that are passed through to third parties as a direct cost of selling our products, although distribution and servicing expenses may include commissions paid in connection with the launching of closed-end funds for which there is no corresponding revenue in the period. Operating Revenues, as Adjusted, also include our advisory revenues we receive from CIVs that are eliminated in consolidation under GAAP.

We believe that Operating Margin, as Adjusted, is a useful measure of our performance because it provides a measure of our core business activities. It excludes items that have no impact on Net Income Attributable to Legg Mason, Inc. and indicates what our operating margin would have been without the distribution revenues that are passed through to third parties as a direct cost of selling our products, amortization related to intangible assets, changes in the fair value of contingent consideration liabilities, transition-related costs, if any, impairment charges, and the impact of the consolidation of certain investment vehicles described above. The consolidation of these investment vehicles does not have an impact on Net Income Attributable to Legg Mason, Inc. This measure is provided in addition to our operating margin calculated under GAAP, but is not a substitute for calculations of margins under GAAP and may not be comparable to non-GAAP performance measures, including measures of adjusted margins of other companies.

Effective April 1, 2013, we have revised our definition of Operating Margin, as Adjusted, to add back the amortization of intangible assets. We have applied this change to all periods presented. The impact on results for each of the three and six months ended September 30, 2012 and the three months ended June 30, 2013 was 0.7 percentage points.

The calculation of Operating margin and Operating margin, as adjusted, is as follows (dollars in thousands):

	Three Months Ended
	September 30, 2013	June 30, 2013	September 30, 2012
Operating Revenues, GAAP basis	$669,852	$670,417	$640,295
Plus (less):
Operating revenues eliminated upon consolidation of investment vehicles	523	615	589
Distribution and servicing expense excluding consolidated investment vehicles	(155,134)	(170,175)	(145,120)
Operating Revenues, as Adjusted	$515,241	$500,857	$495,764

Operating Income, GAAP basis	$106,366	$83,534	$79,734
Plus:
Gains on deferred compensation and seed investments	4,176	1,872	24,449
Amortization of intangible assets	3,624	3,624	3,504
Operating income and expenses of consolidated investment vehicles	648	672	815
Operating Income, as Adjusted	$114,814	$89,702	$108,502

Operating Margin, GAAP basis	15.9%	12.5%	12.5%
Operating Margin, as Adjusted	22.3	17.9	21.9

	Six Months Ended
	September 30, 2013	September 30, 2012
Operating Revenues, GAAP basis	$1,340,269	$1,270,987
Plus (less):
Operating revenues eliminated upon consolidation of investment vehicles	1,138	1,174
Distribution and servicing expense excluding consolidated investment vehicles	(325,309)	(314,932)
Operating Revenues, as Adjusted	$1,016,098	$957,229

Operating Income, GAAP basis	$189,900	$155,811
Plus:
Gains on deferred compensation and seed investments	6,048	25,626
Amortization of intangible assets	7,248	7,009
Operating income and expenses of consolidated investment vehicles	1,320	1,492
Operating Income, as Adjusted	$204,516	$189,938

Operating Margin, GAAP basis	14.2%	12.3%
Operating Margin, as Adjusted	20.1	19.8

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

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, investment securities, and investment advisory and related fee receivables. Our assets have been principally funded by equity capital, long-term debt and the results of our operations. At September 30, 2013, cash and cash equivalents, total assets, long-term debt and stockholders' equity were $0.7 billion, $6.9 billion, $1.2 billion and $4.8 billion, respectively. The total assets and long-term debt amounts above include amounts related to CIVs of $0.2 million and $0.1 million, respectively.

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

The following table summarizes our Consolidated Statements of Cash Flows for the six months ended September (in millions):

	2013	2012
Cash flows provided by (used in) operating activities	$100.2	$(36.9)
Cash flows provided by (used in) investing activities	56.8	(12.1)
Cash flows used in financing activities	(367.5)	(436.5)
Effect of exchange rate changes	(10.6)	1.2
Net decrease in cash and cash equivalents	(221.1)	(484.3)
Cash and cash equivalents, beginning of period	933.0	1,382.3
Cash and cash equivalents, end of period	$711.9	$898.0

Cash inflows provided by operating activities during the six months ended September 30, 2013, were $100.2 million, primarily related to Net Income, adjusted for non-cash items, offset in part by net annual payments for accrued compensation and net purchases of trading and other current investments.  Cash inflows provided by investing activities during the six months ended September 30, 2013, were $56.8 million, primarily related to net activity related to CIVs of $80.7 million, offset in part by payments made for fixed assets.  Cash outflows used in financing activities during the six months ended September 30, 2013, were $367.5 million, primarily related to the repurchase of 5.3 million shares of our common stock for $179.9 million, net activity related to CIVs of $106.5 million, the repayment of long-term debt of $50.2 million, and dividends paid of $30.4 million.

Cash outflows used in operating activities during the six months ended September 30, 2012, were $36.9 million, primarily related to annual payments for accrued and deferred compensation and the allocation of extinguished debt repayment, offset in part by Net Income, adjusted for non-cash items, and net sales of trading and other current investments.  Cash outflows used in investing activities during the six months ended September 30, 2012, were $12.1 million, primarily related to payments made for fixed assets offset in part by net activity related to CIVs of $7.3 million.  Cash outflows used in financing activities during the six months ended September 30, 2012, were $436.5 million, primarily related to the reduction of short-term debt of $250 million, the repurchase of 9.7 million shares of our common stock for $245.1 million, and dividends paid of $26.3 million, offset in part by the net proceeds from the repayment and subsequent issuance of long-term debt of $102.4 million.

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

As described above, we currently project that our cash flows from operating activities will be sufficient to fund our liquidity needs. As of September 30, 2013, we had over $350 million in cash and cash equivalents in excess of our working capital requirements. In accordance with our capital plan, we intend to utilize up to 65% of cash generated from future operations to purchase shares of our common stock. We also have a currently undrawn $500 million revolving credit facility which can be increased by $250 million, subject to lender approval, expiring June 2017. We do not currently expect to raise additional debt or equity financing over the next 12 months. However, there can be no assurances of these expectations as our projections could prove to be incorrect, events may occur that require additional liquidity, such as an acquisition opportunity or an opportunity to refinance indebtedness, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If these events result in our operations and available cash being insufficient to fund liquidity needs, we would likely seek to manage our available resources by taking actions such as reducing future share repurchases, additional cost-cutting, reducing our expected expenditures on investments, selling assets (such as investment securities), repatriating earnings from foreign subsidiaries, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, or should a large acquisition or refinancing opportunity arise, we may seek to raise additional equity or debt.

At September 30, 2013, our total cash and cash equivalents of $712 million included $272 million held by foreign subsidiaries. In the prior year, we initiated a plan to repatriate up to $325 million over the next several years, for which deferred taxes have been previously accrued. We still intend to repatriate these funds in order to increase our cash available in the U.S. for general corporate purposes. No further repatriation of accumulated prior period foreign earnings is currently planned. However, if circumstances change, we will provide for and pay any applicable U.S. taxes in connection with any further repatriation of offshore funds. It is not practical at this time to determine the income tax liability that would result from any further repatriation of accumulated foreign earnings.

On October 22, 2013, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.13 per share, payable on January 6, 2014.

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

The following table sets forth these contractual obligations (in millions) by fiscal year, and excludes contractual obligations of CIVs, as we are not responsible or liable for these obligations:

	Remaining 2014	2015	2016	2017	2018	Thereafter	Total
Contractual Obligations
Long-term borrowings by contract maturity(1)	$0.2	$50.5	$50.0	$50.0	$300.0	$650.0	$1,100.7
Interest on long-term borrowings and credit facility commitment fees(1)	22.3	43.8	42.9	42.1	37.2	53.6	241.9
Minimum rental and service commitments	68.1	124.7	108.5	95.0	86.3	423.3	905.9
Total Contractual Obligations	90.6	219.0	201.4	187.1	423.5	1,126.9	2,248.5
Contingent Obligation
Payments related to business acquisition(2)	—	24.0	—	32.0	—	—	56.0
Total Contractual and Contingent Obligations(3)(4)(5)(6)	$90.6	$243.0	$201.4	$219.1	$423.5	$1,126.9	$2,304.5

(1)	Excludes long-term borrowings of the consolidated CLO of $101.8 million and interest on these long-term borrowings, as applicable.

(2)
The amount of contingent payments reflected for any year represents the maximum amount that could be payable, using the exchange rate between the British pound and U.S. dollar as of September 30, 2013, at the earliest possible date under the terms of the business purchase agreement. The contingent obligation had a fair value of $23.3 million as of September 30, 2013.

(3)
The table above does not include approximately $35.3 million in capital commitments to investment partnerships in which Legg Mason is a limited partner. These obligations will be funded, as required, through the end of the commitment periods through fiscal 2021.

(4)
The table above does not include amounts for uncertain tax positions of $51.3 million (net of the federal benefit for state tax liabilities), because the timing of any related cash outflows cannot be reliably estimated.

(5)	The table above does not include redeemable noncontrolling interests, primarily related to CIVs, of $18.7 million, because the timing of any related cash outflows cannot be reliably estimated.

(6)	The table above excludes potential obligations arising from the ultimate vesting of awards under the management equity plan with key employees of Permal.

Recent Accounting Developments
See discussion of Recent Accounting Developments in Note 2 of Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the six months ended September 30, 2013, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Item 4. Controls and Procedures
As of September 30, 2013, Legg Mason's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective on a reasonable assurances basis.  There have been no changes in Legg Mason's internal controls over financial reporting that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1A. Risk Factors

During the three months ended September 30, 2013, there were no material changes to the information contained in Part I, Item 1A of Legg Mason's Annual Report on Form 10-K for the fiscal year ended March 31, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets out information regarding our purchases of Legg Mason common stock in each month during the quarter ended September 30, 2013:

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value that may yet be purchased under the plans or programs(3)
July 1, 2013 through July 31, 2013	370,633	$32.43	369,733	$627,786,289
August 1, 2013 through August 31, 2013	1,301,574	33.71	1,299,596	583,976,826
September 1, 2013 through September 30, 2013	1,035,216	33.35	1,023,520	549,834,788
Total	2,707,423	$33.40	2,692,849	$549,834,788

(1)
Includes shares of vesting restricted stock, and shares received on vesting of restricted stock units, surrendered to Legg Mason to satisfy related income tax withholding obligations of employees via net share transactions.

(2)	Amounts exclude fees.
(3) In connection with a capital plan announced on May 16, 2012, our Board of Directors authorized $1 billion for additional purchases of common stock. The new capital plan provides for using up to 65% of cash generated from future operations to purchase shares of our common stock. There is no expiration date attached to the share repurchase authorization in the new capital plan.

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
101
Financial statements from the annual report on Form 10-K of Legg Mason, Inc. for the quarter ended September 30, 2013, filed on November 6, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGG MASON, INC.

DATE: November 6, 2013                    /s/ Joseph A. Sullivan
Joseph A. Sullivan
President, Chief Executive Officer, and Director

DATE: November 6, 2013                    /s/ Peter H. Nachtwey
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
101
Financial statements from the annual report on Form 10-K of Legg Mason, Inc. for the quarter ended September 30, 2013, filed on November 6, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail