Form 10-Q
period 2013-12-31
LEGG MASON, INC.
filed 2014-02-07
CIK 704051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q
(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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
119,104,334 shares of common stock as of the close of business on January 30, 2014.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	December 31, 2013	March 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$805,338	$933,036
Cash and cash equivalents of consolidated investment vehicles	15,223	46,541
Restricted cash	21,510	8,812
Receivables:
Investment advisory and related fees	377,970	350,726
Other	72,409	72,392
Investment securities	436,747	371,080
Investment securities of consolidated investment vehicles	26,181	24,792
Deferred income taxes	76,611	85,257
Other	53,274	48,239
Other assets of consolidated investment vehicles	—	1,987
Total Current Assets	1,885,263	1,942,862
Fixed assets, net	192,045	201,819
Intangible assets, net	3,166,698	3,177,562
Goodwill	1,240,735	1,269,165
Investments of consolidated investment vehicles	119,755	210,553
Deferred income taxes	216,593	279,361
Other	183,843	187,274
Other assets of consolidated investment vehicles	695	1,064
Total Assets	$7,005,627	$7,269,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued compensation	$364,945	$351,965
Accounts payable and accrued expenses	193,261	214,803
Current portion of long-term debt	50,438	50,438
Other	120,063	74,940
Other liabilities of consolidated investment vehicles	771	10,320
Total Current Liabilities	729,478	702,466
Deferred compensation	48,264	56,809
Deferred income taxes	147,907	161,298
Other	170,999	204,446
Other liabilities of consolidated investment vehicles	2,046	2,930
Long-term debt	1,044,801	1,094,516
Long-term debt of consolidated investment vehicles	94,370	207,835
Total Liabilities	2,237,865	2,430,300

Commitments and Contingencies (Note 9)

Redeemable Noncontrolling Interests	21,058	21,009

Stockholders’ Equity
Common stock, par value $.10; authorized 500,000,000 shares; issued 119,026,094 shares in December 2013 and 125,341,361 shares in March 2013	11,903	12,534
Additional paid-in capital	3,235,298	3,449,190
Employee stock trust	(30,226)	(32,623)
Deferred compensation employee stock trust	30,226	32,623
Retained earnings	1,473,133	1,304,259
Appropriated retained earnings for consolidated investment vehicle	4,059	4,829
Accumulated other comprehensive income, net	22,311	47,539
Total Stockholders’ Equity	4,746,704	4,818,351
Total Liabilities and Stockholders’ Equity	$7,005,627	$7,269,660

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Operating Revenues
Investment advisory fees:
Separate accounts	$197,295	$181,755	$579,974	$547,617
Funds	381,020	360,827	1,124,170	1,080,208
Performance fees	50,748	46,395	90,115	65,240
Distribution and service fees	88,299	83,083	259,380	246,621
Other	2,730	1,840	6,722	5,201
Total Operating Revenues	720,092	673,900	2,060,361	1,944,887
Operating Expenses
Compensation and benefits	322,553	308,248	912,936	881,002
Distribution and servicing	148,801	143,410	474,131	458,370
Communications and technology	38,702	38,400	117,069	111,861
Occupancy	30,904	31,072	82,635	88,642
Amortization of intangible assets	4,170	3,505	11,418	10,514
Impairment of intangible assets	—	734,000	—	734,000
Other	53,310	48,588	150,620	138,010
Total Operating Expenses	598,440	1,307,223	1,748,809	2,422,399
Operating Income (Loss)	121,652	(633,323)	311,552	(477,512)
Other Non-Operating Income (Expense)
Interest income	1,681	1,646	4,691	5,300
Interest expense	(12,690)	(13,564)	(38,617)	(46,909)
Other income (expense), net, including $68,975 debt extinguishment loss in May 2012	14,622	9,926	24,369	(34,052)
Other non-operating income (expense) of consolidated investment vehicles, net	690	(3,449)	5,698	(6,080)
Total other non-operating income (expense)	4,303	(5,441)	(3,859)	(81,741)
Income (Loss) Before Income Tax Provision (Benefit)	125,955	(638,764)	307,693	(559,253)
Income tax provision (benefit)	46,004	(180,214)	90,949	(168,814)
Net Income (Loss)	79,951	(458,550)	216,744	(390,439)
Less: Net income (loss) attributable to noncontrolling interests	(1,783)	(4,680)	907	(7,908)
Net Income (Loss) Attributable to Legg Mason, Inc.	$81,734	$(453,870)	$215,837	$(382,531)

Net Income (Loss) per Share Attributable to Legg Mason, Inc. Common Shareholders:
Basic	$0.68	$(3.45)	$1.76	$(2.84)
Diluted	$0.67	$(3.45)	$1.75	$(2.84)

Weighted Average Number of Shares Outstanding
Basic	120,583	131,534	122,920	134,770
Diluted	121,126	131,534	123,236	134,770

Dividends Declared per Share	$0.13	$0.11	$0.39	$0.33
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net Income (Loss)	$79,951	$(458,550)	$216,744	$(390,439)
Other comprehensive income (loss):
Foreign currency translation adjustment	(9,943)	(7,107)	(25,035)	(12,576)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses), net of tax provision (benefit) of ($40), ($30), ($139) and $14, respectively	(60)	(45)	(208)	21
Reclassification adjustment for losses included in net income	4	8	15	6
Net unrealized gains (losses) on investment securities	(56)	(37)	(193)	27
Total other comprehensive loss	(9,999)	(7,144)	(25,228)	(12,549)
Comprehensive Income (Loss)	69,952	(465,694)	191,516	(402,988)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1,783)	(4,680)	907	(7,908)
Comprehensive Income (Loss) Attributable to Legg Mason, Inc.	$71,735	$(461,014)	$190,609	$(395,080)
See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2013	2012
COMMON STOCK
Beginning balance	$12,534	$13,987
Stock options and other stock-based compensation	67	7
Deferred compensation employee stock trust	5	6
Deferred compensation, net	104	175
Employee tax withholdings by net share transactions	(44)	(30)
Shares repurchased and retired	(763)	(1,251)
Ending balance	11,903	12,894
ADDITIONAL PAID-IN CAPITAL
Beginning balance	3,449,190	3,864,216
Stock options and other stock-based compensation	32,762	9,890
Deferred compensation employee stock trust	1,565	1,592
Deferred compensation, net	36,740	31,554
Employee tax withholdings by net share transactions	(13,910)	(7,871)
Shares repurchased and retired	(269,233)	(315,372)
Allocation from 2.5% Convertible Senior Notes repurchase, net of tax	—	(30,833)
Redeemable noncontrolling interest reclassified for management equity plan vesting	(1,816)	—
Ending balance	3,235,298	3,553,176
EMPLOYEE STOCK TRUST
Beginning balance	(32,623)	(32,419)
Shares issued to plans	(1,570)	(1,598)
Distributions and forfeitures	3,967	696
Ending balance	(30,226)	(33,321)
DEFERRED COMPENSATION EMPLOYEE STOCK TRUST
Beginning balance	32,623	32,419
Shares issued to plans	1,570	1,598
Distributions and forfeitures	(3,967)	(696)
Ending balance	30,226	33,321
RETAINED EARNINGS
Beginning balance	1,304,259	1,715,395
Net Income (Loss) Attributable to Legg Mason, Inc.	215,837	(382,531)
Dividends declared	(46,963)	(43,693)
Ending balance	1,473,133	1,289,171
APPROPRIATED RETAINED EARNINGS FOR CONSOLIDATED INVESTMENT VEHICLE
Beginning balance	4,829	12,221
Net income (loss) reclassified to appropriated retained earnings	(770)	(8,076)
Ending balance	4,059	4,145
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET
Beginning balance	47,539	71,472
Net unrealized holding gains (losses) on investment securities	(193)	27
Foreign currency translation adjustment	(25,035)	(12,576)
Ending balance	22,311	58,923
TOTAL STOCKHOLDERS’ EQUITY	$4,746,704	$4,918,309

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2013	2012
Cash Flows from Operating Activities
Net Income (Loss)	$216,744	$(390,439)
2.5% Convertible Senior Notes:
Allocation of repurchase payment	—	(216,038)
Loss on extinguishment	—	68,975
Adjustments to reconcile Net Income (Loss) to net cash provided by (used in) operations:
Impairment of intangible assets	—	734,000
Depreciation and amortization	48,243	49,807
Imputed interest for 2.5% Convertible Senior Notes	—	5,839
Accretion and amortization of securities discounts and premiums, net	2,276	2,531
Stock-based compensation	49,143	40,485
Net gains on investments	(19,898)	(29,440)
Net (gains) losses of consolidated investment vehicles	(4,066)	8,182
Deferred income taxes	83,322	(174,229)
Other	4,651	2,522
Decrease (increase) in assets:
Investment advisory and related fees receivable	(31,678)	18,903
Net sales (purchases) of trading and other current investments	(29,646)	201,316
Other receivables	9,689	(687)
Other assets	(25,331)	1,661
Other assets of consolidated investment vehicles	34,143	(6,725)
(Decrease) increase in liabilities:
Accrued compensation	17,254	(174,850)
Deferred compensation	(8,545)	(14,639)
Accounts payable and accrued expenses	(21,239)	(12,158)
Other liabilities	790	(23,826)
Other liabilities of consolidated investment vehicles	(10,498)	(1,514)
Cash Provided by Operating Activities	315,354	89,676
Cash Flows from Investing Activities
Payments for fixed assets	(30,230)	(28,230)
Proceeds from sale of assets	1,351	—
Change in restricted cash	(13,196)	(1,890)
Purchases of investment securities	(3,030)	(5,300)
Proceeds from sales and maturities of investment securities	2,902	4,818
Purchases of investments by consolidated investment vehicles	(17,328)	(81,761)
Proceeds from sales and maturities of investments by consolidated investment vehicles	110,785	127,283
Cash Provided by Investing Activities	$51,254	$14,920

LEGG MASON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2013	2012
Cash Flows from Financing Activities
Repayment of short-term borrowings	$—	$(250,000)
Repayment of 2.5% Convertible Senior Notes, net of operating allocation	—	(1,040,212)
Repayment of long-term debt	(50,439)	(9,006)
Proceeds from issuance of long-term debt	—	1,143,246
Debt issuance costs	—	(10,289)
Issuance of common stock	20,120	1,489
Employee tax withholdings by net share transactions	(13,954)	(7,901)
Repurchase of common stock	(269,996)	(316,623)
Dividends paid	(46,256)	(55,250)
Repayment of principal on long-term debt of consolidated investment vehicle	(113,851)	(32,820)
Net redemptions/distributions paid to noncontrolling interest holders	(3,444)	(2,523)
Cash Used in Financing Activities	(477,820)	(579,889)
Effect of Exchange Rate Changes on Cash	(16,486)	(1,244)
Net Decrease in Cash and Cash Equivalents	(127,698)	(476,537)
Cash and Cash Equivalents at Beginning of Period	933,036	1,382,263
Cash and Cash Equivalents at End of Period	$805,338	$905,726

See Notes to Consolidated Financial Statements

LEGG MASON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts or unless otherwise noted)
December 31, 2013
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

2. Significant Accounting Policies

Consolidation
In accordance with financial accounting standards on consolidation, Legg Mason consolidates and separately identifies certain sponsored investment vehicles, the most significant of which is a collateralized loan obligation entity (“CLO”).  The consolidation of these investment vehicles has no impact on Net Income (Loss) Attributable to Legg Mason, Inc. and does not have a material impact on Legg Mason's consolidated operating results.  The change in the value of these consolidated investment vehicles, which is recorded in Other Non-Operating Income (Expense), is reflected in Net Income (Loss), net of amounts allocated to noncontrolling interests.  Also, see Notes 4 and 12 for additional information regarding the consolidation of investment vehicles.

Income Taxes
In July 2012, The U.K. Finance Act 2012 was enacted, which reduced the main U.K. corporate tax rate from 25% to 24% effective April 1, 2012 and to 23% effective April 1, 2013. In July 2013, the Finance Bill 2013 was enacted, further reducing the main U.K. corporate tax rate to 21% effective April 1, 2014 and to 20% effective April 1, 2015. The reductions in the U.K. corporate tax rate resulted in tax benefits of $19,164 and $18,075, recognized in the quarters ended September 30, 2013 and 2012, respectively, as a result of the revaluation of existing deferred tax assets and liabilities at the new rates. As a result of the revaluation adjustments, the effective tax (benefit) rate for the nine months ended December 31, 2013 and 2012, was reduced by 6.2 percentage points and increased by 3.2 percentage points, respectively.

Noncontrolling Interests
For consolidated investment vehicles with third-party investors ("CIVs"), the related noncontrolling interests are classified as redeemable noncontrolling interests if investors in these funds may request withdrawals at any time. There were no nonredeemable noncontrolling interests as of December 31, 2013 or March 31, 2013. As noted above, Net income (loss) attributable to noncontrolling interests in the Consolidated Statements of Income (Loss) also includes Net income (loss) reclassified to Appropriated retained earnings for consolidated investment vehicle in the Consolidated Balance Sheets.

Net income (loss) attributable to noncontrolling interests for the three and nine months ended December 31, 2013 and 2012, included the following amounts:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Net income attributable to redeemable noncontrolling interests	$779	$350	$1,677	$168
Net loss reclassified to appropriated retained earnings for consolidated investment vehicle	(2,562)	(5,030)	(770)	(8,076)
Total Income (Loss)	$(1,783)	$(4,680)	$907	$(7,908)

Redeemable noncontrolling interests as of and for the nine months ended December 31, 2013 and 2012, included the following amounts:

	Nine Months Ended December 31,
	2013	2012
Balance, beginning of period	$21,009	$24,031
Net income attributable to redeemable noncontrolling interests	1,677	168
Net redemptions/distributions paid to noncontrolling interest holders	(3,444)	(2,523)
Additional paid-in capital reclassified for management equity plan vesting	1,816	—
Balance, end of period	$21,058	$21,676

In conjunction with the December 2012 modification of employment and other arrangements with the employees of its subsidiary, The Permal Group, Ltd. (“Permal”), Legg Mason completed implementation of a management equity plan during the quarter ended June 30, 2013. The plan better aligns the interests of Permal's management with those of Legg Mason and its shareholders, and was part of the modifications which provide for, among other things, higher margins at specified higher revenue levels. The management equity plan entitles certain key employees of Permal to participate in 15% of the future growth, if any, of the Permal enterprise value (subject to appropriate discounts) subsequent to the date of grant. Current and future grants under the plan vest 20% annually for five years, over which the related grant-date fair value will be recognized as Compensation expense in the Consolidated Statements of Income. Once vested, plan units can be put to Legg Mason for settlement at fair value, beginning one year after the holder terminates their employment. Legg Mason can also call plan units, generally post employment, for settlement at fair value. Changes in control of Legg Mason or Permal do not impact vesting, settlement or other provisions of the units. However, upon sale of substantially all of Permal's assets, the vesting of plan units would accelerate and participants would receive a fair value payment in respect of their interests under the plan. Future grants of additional plan units will dilute the participation of existing outstanding units in 15% of the future growth of the Permal enterprise value, if any, subsequent to the related future grant date, for which additional compensation cost would be incurred. Further, future grants under the plan will not entitle the plan participants, collectively, to more than an aggregate 15% of the future growth of the Permal enterprise value. Upon vesting, the grant-date fair value of vested plan units will be reflected in the Consolidated Balance Sheets as redeemable noncontrolling interests through an adjustment to additional paid-in capital. Thereafter, redeemable noncontrolling interests will continue to be adjusted to the ultimate maximum estimated redemption value over the expected term, through retained earnings adjustments. See Note 8 for additional information.

Accumulated Other Comprehensive Income
There were no significant amounts reclassified from Accumulated other comprehensive income to the Consolidated Statements of Income (Loss) for the three or nine months ended December 31, 2013 or 2012.

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

In December 2013, the FASB ratified an Emerging Issues Task Force ("EITF") consensus that will update the guidance on measuring the financial assets and financial liabilities of consolidated collateralized financing entities. The update will require that an entity electing to apply the guidance should measure both the financial assets and financial liabilities using the fair value of the consolidated collateralized financing entity’s financial assets or financial liabilities, whichever is more observable. This update will also require certain disclosures by entities that apply its provisions and will be effective for Legg Mason in fiscal 2016, unless adopted earlier. Legg Mason is evaluating its adoption.

3. Acquisition

On March 13, 2013, Permal, a wholly-owned subsidiary of Legg Mason, completed the acquisition of all of the outstanding share capital of Fauchier Partners Management, Limited ("Fauchier"), a European based manager of funds-of-hedge funds, from BNP Paribas Investment Partners, S.A. in accordance with a Sale and Purchase Agreement ("SPA") entered into in December 2012. This transaction expanded Permal's institutional business, creating a global institutional capability across geographies and client profiles. At the time of acquisition Fauchier managed assets of approximately $5,400,000.

The initial purchase price was a cash payment of $63,433, using the exchange rate between the British pound and U.S. dollar at the acquisition date, and was funded from existing cash resources. In addition, contingent consideration of up to approximately $25,000 and approximately $33,000 (using the exchange rate between the British pound and the U.S. dollar as of December 31, 2013) may be due on or about the second and fourth anniversaries of closing, respectively, dependent on achieving certain levels of revenue, net of distribution costs, and subject to a catch-up adjustment on the fourth anniversary of closing. The contingent consideration liability established at closing had an acquisition date fair value of $21,566, which represented the present value of the contingent consideration expected to be paid. As of December 31, 2013, the fair value of the contingent consideration liability was $28,877, an increase of $6,977 from March 31, 2013, with $5,000 attributable to revised estimates of amounts that will be payable and $1,977 attributable to changes in the exchange rate. The contingent consideration liability is included in Other liabilities in the Consolidated Balance Sheet. The increase in the contingent consideration liability due to revised estimates of amounts that will be payable was recorded in Other expenses in the Consolidated Statements of Income (Loss) for the three and nine months ended December 31, 2013. Legg Mason has executed currency forwards to economically hedge the risk of movements in the exchange rate between the U.S. dollar and the British pound in which the estimated contingent liability payment amounts are denominated. See Note 11 for additional information regarding derivatives and hedging.

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

Management estimated the fair values of the indefinite-life fund management contracts based upon discounted cash flow analyses, and the contingent consideration expected to be paid based upon probability-weighted revenue projections, using unobservable market data inputs, which are Level 3 measurements. As is typical with the acquisition of a portion of a business from a larger financial services firm with other related operations, Legg Mason expected some initial contraction in the acquired business. The significant assumptions used in these analyses at acquisition included projected annual cash flows, revenues and discount rates, are summarized as follows:

	Projected Cash Flow Growth Rates	Discount Rate
Indefinite-life fund management contracts	(35)% to 11% (weighted-average: 6% )	16.0%

	Projected Revenue Growth Rates
Contingent consideration	(16)% to 1% (weighted-average: (5)%)	2.0%

The revised contingent consideration estimate at December 31, 2013, considers the higher level of Fauchier performance fees to date and includes various scenarios with net revenue growth rates ranging from 0% to 8% (weighted-average 2%) and a discount rate of 2.7%.

The Company has not presented pro forma combined results of operations for this acquisition because the results of operations as reported in the accompanying Consolidated Statements of Income (Loss) would not have been materially different. The financial results of Fauchier included in Legg Mason's consolidated financial results for the three and nine months ended December 31, 2013, include revenues of $28,660 and $59,250, respectively. Fauchier operations have been integrated such that the related expenses are not readily identifiable.

4. Investments and Fair Values of Assets and Liabilities

The disclosures below include details of Legg Mason's assets and liabilities that are measured at fair value, excluding the assets and liabilities of CIVs. See Note 12, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the assets and liabilities of CIVs that are measured at fair value.

The fair values of financial assets and (liabilities) of the Company were determined using the following categories of inputs:

	As of December 31, 2013
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash equivalents(1):
Money market funds	$393,186	$—	$—	$393,186
Time deposits and other	—	110,036	—	110,036
Total cash equivalents	393,186	110,036	—	503,222
Current investments:
Trading investments relating to long-term incentive compensation plans(2)	109,231	—	—	109,231
Trading proprietary fund products and other investments(3)	227,107	74,117	193	301,417
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments(4)(5)	12,387	13,712	—	26,099
Total current investments	348,725	87,829	193	436,747
Available-for-sale investment securities(6)	2,066	10,088	—	12,154
Investments in partnerships, LLCs and other(6)	—	2,693	26,094	28,787
Equity method investments in partnerships and LLCs(4)(6)	—	—	65,545	65,545
Derivative assets:
Currency and market hedges	6,026	—	—	6,026
Other investments(6)	—	—	88	88
Total	$750,003	$210,646	$91,920	$1,052,569
Liabilities:
Contingent consideration liability(7)	$—	$—	$(28,877)	$(28,877)
Derivative liabilities:
Currency and market hedges	(5,950)	—	—	(5,950)
Total	$(5,950)	$—	$(28,877)	$(34,827)

	As of March 31, 2013
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Cash equivalents(1):
Money market funds	$485,776	$—	$—	$485,776
Time deposits and other	—	177,471	—	177,471
Total cash equivalents	485,776	177,471	—	663,247
Current investments:
Trading investments relating to long-term incentive compensation plans(2)	86,583	—	—	86,583
Trading proprietary fund products and other investments(3)	158,846	69,064	246	228,156
Equity method investments relating to long-term incentive compensation plans, proprietary fund products and other investments(4)(5)	12,600	43,741	—	56,341
Total current investments	258,029	112,805	246	371,080
Available-for-sale investment securities(6)	2,034	10,354	12	12,400
Investments in partnerships, LLCs and other(6)	761	2,620	27,762	31,143
Equity method investments in partnerships and LLCs(4)(6)	1,518	924	66,338	68,780
Derivative assets:
Currency and market hedges	1,939	—	—	1,939
Other investments(6)	—	—	99	99
Total	$750,057	$304,174	$94,457	$1,148,688
Liabilities:
Contingent consideration liability(7)	$—	$—	$(21,900)	$(21,900)
Derivative liabilities:
Currency and market hedges	(781)	—	—	(781)
Total	$(781)	$—	$(21,900)	$(22,681)

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

(3)
Trading proprietary fund products and other investments primarily represent mutual funds that are invested approximately 52% and 48% in equity and debt securities, respectively, as of December 31, 2013, and were invested approximately 49% and 51% in equity and debt securities, respectively, as of March 31, 2013.

(4)
Substantially all of Legg Mason's equity method investments are investment companies which record their underlying investments at fair value.  Fair value is measured using Legg Mason's share of the investee's underlying net income or loss, which is predominately representative of fair value adjustments in the investments held by the equity method investee.

(5)
Includes investments under the equity method (which approximate fair value) relating to long-term incentive compensation plans of $13,712 and $43,741 as of December 31, 2013 and March 31, 2013, respectively, and proprietary fund products and other investments of $12,387 and $12,600 as of December 31, 2013 and March 31, 2013, respectively, which are classified as Investment securities on the Consolidated Balance Sheets.

(6)	Amounts are included in Other non-current assets on the Consolidated Balance Sheets for each of the periods presented.

(7)	See Note 3.

Proprietary fund products include initial cash investments made by Legg Mason to fund new investment strategies and products. The primary purpose of these "seed capital investments" is to generate an investment performance track record in a product in order to attract third-party investors. Legg Mason had investments in proprietary fund products which totaled $379,513 and $304,713, as of December 31, 2013 and March 31, 2013, respectively, which are substantially comprised of investments in 45 funds and 39 funds as of December 31, 2013 and March 31, 2013, respectively, that are individually greater than $1,000 and together comprise over 90% of the seed capital investment total in each period. Legg Mason's initial investment in a new product typically represents 100% of the ownership in that product.
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
The changes in financial assets and (liabilities) measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended December 31, 2013 and 2012, are presented in the tables below:

	Value as of September 30, 2013	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of December 31, 2013
Assets:
Trading proprietary fund products and other investments	$209	$1	$—	$(25)	$—	$8	$193
Investments in partnerships, LLCs and other	27,189	—	—	(883)	—	(212)	26,094
Equity method investments in partnerships and LLCs	63,639	1,598	—	(1,812)	—	2,120	65,545
Other investments	107	—	(12)	—	—	(7)	88
	$91,144	$1,599	$(12)	$(2,720)	$—	$1,909	$91,920
Liabilities:
Contingent consideration liability	$(23,335)	$—	$—	$—	$—	$(5,542)	$(28,877)

	Value as of September 30, 2012	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of December 31, 2012
Assets:
Equity method investments in proprietary fund products	$11,705	$—	$—	$(11,705)	$—	$—	$—
Investments in partnerships, LLCs and other	28,041	—	(182)	(46)	—	(349)	27,464
Equity method investments in partnerships and LLCs	129,294	911	(1,183)	(64,513)	—	(1,273)	63,236
Other investments	131	—	—	—	—	(12)	119
	$169,171	$911	$(1,365)	$(76,264)	$—	$(1,634)	$90,819

	Value as of March 31, 2013	Purchases	Sales	Redemptions/ Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of December 31, 2013
Assets:
Trading proprietary fund products and other investments	$246	$1	$—	$(69)	$—	$15	$193
Investments in partnerships, LLCs and other	27,762	800	(617)	(1,047)	—	(804)	26,094
Equity method investments in partnerships and LLCs	66,338	4,364	(750)	(7,500)	—	3,093	65,545
Other investments	111	—	(12)	—	—	(11)	88
	$94,457	$5,165	$(1,379)	$(8,616)	$—	$2,293	$91,920
Liabilities:
Contingent consideration liability	$(21,900)	$—	$—	$—	$—	$(6,977)	$(28,877)

	Value as of March 31, 2012	Purchases	Sales	Redemptions/Settlements/ Other	Transfers	Realized and unrealized gains/(losses), net	Value as of December 31, 2012
Assets:
Equity method investments in proprietary fund products	$11,778	$—	$—	$(11,705)	$—	$(73)	$—
Investments in partnerships, LLCs and other	28,763	—	(970)	(612)	—	283	27,464
Equity method investments in partnerships and LLCs	166,438	1,123	(2,025)	(116,579)	—	14,279	63,236
Other investments	124	—	—	—	—	(5)	119
	$207,103	$1,123	$(2,995)	$(128,896)	$—	$14,484	$90,819

Realized and unrealized gains and losses recorded for Level 3 investments are primarily included in Other Non-Operating Income (Expense) on the Consolidated Statements of Income (Loss). The change in unrealized losses for Level 3 investments and liabilities still held at the reporting date was $156 and $1,632 for the three months ended December 31, 2013 and 2012, respectively. The change in unrealized losses for Level 3 investments and liabilities still held at the reporting date was $2,553 and $4,150 for the nine months ended December 31, 2013 and 2012, respectively. Also, included in realized and unrealized gains (losses), net, for the periods ended December 31, 2013, is the change in the fair value of the contingent consideration liability.

There were no significant transfers between Level 1 and Level 2 during the three months ended December 31, 2013 and 2012.

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

		Fair Value Determined Using NAV				As of December 31, 2013
Category of Investment	Investment Strategy	December 31, 2013		March 31, 2013		Unfunded Commitments	Remaining Term
Funds-of-hedge funds	Global macro, fixed income, long/short equity, natural resources, systematic, emerging market, European hedge	$34,964	(1)	$38,811	(1)	n/a	n/a
Hedge funds	Fixed income - developed market, event driven, fixed income - hedge, relative value arbitrage, European hedge	21,188		24,716		$20,000	n/a
Private equity funds	Long/short equity	23,587	(2)	23,763	(2)	6,061	Up to 10 years
Other	Various	2,391		2,408		n/a	Various (3)
Total		$82,130	(4)	$89,698	(4)	$26,061
n/a-not applicable

(1)	40% monthly redemption and 60% quarterly redemption as of December 31, 2013. 49% monthly redemption and 51% quarterly redemption as of March 31, 2013. Any remaining lock-up expired in June 2013.
(2)    Liquidations are expected over the remaining term.

(3)	Of this balance, 10% has a remaining term of less than one year and 90% has a remaining term of 20 years.

(4)	Comprised of approximately 30% and 70% of Level 2 and Level 3 assets, respectively, as of December 31, 2013 and 32% and 68% of Level 2 and Level 3 assets, respectively, as of March 31, 2013.

There are no current plans to sell any of these investments held as of December 31, 2013.

5. Fixed Assets
Fixed assets consist of equipment, software and leasehold improvements. Equipment consists primarily of communications and technology hardware and furniture and fixtures. Software includes purchased software and internally developed software. Fixed assets are reported at cost, net of accumulated depreciation and amortization. The following table reflects the components of fixed assets as of:

	December 31, 2013	March 31, 2013
Equipment	$148,467	$152,065
Software	242,199	227,739
Leasehold improvements	213,665	222,260
Total cost	604,331	602,064
Less: accumulated depreciation and amortization	(412,286)	(400,245)
Fixed assets, net	$192,045	$201,819

Depreciation and amortization expense included in operating expenses was $12,802 and $12,822 for the three months ended December 31, 2013 and 2012, respectively, and $36,825 and $39,293 for the nine months ended December 31, 2013 and 2012, respectively.

6. Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of:

	December 31, 2013	March 31, 2013
Amortizable asset management contracts
Cost	$207,037	$208,651
Accumulated amortization	(196,128)	(186,324)
Net	10,909	22,327
Indefinite–life intangible assets
U.S. domestic mutual fund management contracts	2,106,351	2,106,351
Permal/Fauchier funds-of-hedge fund management contracts	692,133	692,133
Other fund management contracts	304,505	303,951
Trade names	52,800	52,800
	3,155,789	3,155,235
Intangible assets, net	$3,166,698	$3,177,562

Legg Mason completed its annual impairment testing process of goodwill and indefinite-life intangible assets and determined that there was no impairment in the value of these assets as of December 31, 2013. As a result of uncertainty regarding future market conditions and economic results, assessing the fair value of the reporting unit and intangible assets requires management to exercise significant judgment. The current assessed fair value of the indefinite-life domestic mutual funds contracts asset related to the Citigroup Asset Management acquisition exceeds the carrying value by 21%. The current assessed fair value of the indefinite-life funds-of-hedge funds contracts asset related to the Permal and Fauchier acquisitions exceeds the combined carrying values by 10%. Should market performance, flows, or related assets under management levels decrease in the near term such that cash flow projections deviate from current projections, it is reasonably possible that the assets could be deemed to be impaired by a material amount.

As part of Legg Mason's annual impairment testing process in the prior fiscal year, the Company concluded that the carrying value of two significant indefinite-life fund management contract intangible assets and a trade name asset exceeded their respective fair values, and the assets were impaired by an aggregate amount of $734,000. The impairment charges resulted from a number of then current trends and factors. These changes resulted in a reduction of the projected cash flows and Legg Mason's overall assessment of fair value of the assets, such that the fair value of the domestic mutual fund management contracts asset, Permal funds-of-hedge fund management contracts asset, and Permal trade name declined below their carrying values, and accordingly were impaired by $396,000, $321,000, and $17,000, respectively. Management estimated the fair values of the indefinite-life intangible assets based upon discounted cash flow analyses using unobservable market data inputs, which are Level 3 measurements. The significant assumptions used in these cash flow analyses as of December 31, 2012, included projected cash flows and discount rates, summarized as follows:

	Projected Cash Flow Growth Rates
	Range	Average	Discount Rates
Domestic mutual fund contracts asset	3% to 9%	6%	14.5%
Permal funds-of-hedge funds contracts and trade name assets	(1)% to 17%	8%	16.0%

As of December 31, 2013, amortizable asset management contracts are being amortized over a weighted-average remaining life of 3.4 years.

Estimated amortization expense for each of the next five fiscal years is as follows:

Remaining 2014	$902
2015	3,405
2016	3,148
2017	2,484
2018	485
Thereafter	485
Total	$10,909

The change in the carrying value of goodwill is summarized below:

	Gross Book Value	Accumulated Impairment	Net Book Value
Balance as of March 31, 2013	$2,431,065	$(1,161,900)	$1,269,165
Impact of excess tax basis amortization	(16,179)	—	(16,179)
Other, including changes in foreign exchange rates	(12,251)	—	(12,251)
Balance as of December 31, 2013	$2,402,635	$(1,161,900)	$1,240,735

7. Long-Term Debt

The disclosures below include details of Legg Mason’s debt, excluding the debt of CIVs.  See Note 12, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the debt of CIVs.

The accreted value of long-term debt consists of the following:

	December 31, 2013			March 31, 2013
	Current Accreted Value	Unamortized Discount	Maturity Amount	Accreted Value
5.5% senior notes	$644,801	$5,199	$650,000	$644,077
Five-year amortizing term loan	450,000	—	450,000	500,000
Other term loans	438	—	438	877
Subtotal	1,095,239	5,199	1,100,438	1,144,954
Less: current portion	50,438	—	50,438	50,438
Total	$1,044,801	$5,199	$1,050,000	$1,094,516

As of December 31, 2013, the aggregate maturities of long-term debt, based on their contractual terms, are as follows:

Remaining 2014	$—
2015	50,438
2016	50,000
2017	50,000
2018	300,000
Thereafter	650,000
Total	$1,100,438

At December 31, 2013, the estimated fair value of long-term debt was approximately $1,168,207. The carrying value of the five-year term loan approximates fair value because the debt is a credit facility with a market-based variable interest rate. The fair value of the 5.5% senior notes was estimated using publicly quoted market prices and, along with the fair value of other long-term debt, was classified as Level 2 in the fair value hierarchy.

See Note 13 for subsequent issuance of $400,000 of 5.625% senior notes, repayment of the $450,000 of outstanding borrowings under the five-year term loan, and a $250,000 increase in the amount available under revolving credit facilities in January 2014.

8.   Stock-Based Compensation

Legg Mason's stock-based compensation includes stock options, restricted stock awards and units, an employee stock purchase plan, deferred compensation payable in stock, and other stock-based compensation. Shares available for issuance under the active equity incentive stock plan as of December 31, 2013, were 9,802. Options under Legg Mason’s employee stock plans have been granted at prices not less than 100% of the fair market value. Options are generally exercisable in equal increments over four to five years and expire within eight to ten years from the date of grant.

Stock Options
Compensation expense relating to stock options for the three months ended December 31, 2013, and 2012 was $3,184 and $2,504, respectively, and for the nine months ended December 31, 2013 and 2012, was $10,171 and $8,407, respectively.

Stock option transactions during the nine months ended December 31, 2013 and 2012, respectively, are summarized below:

	Nine Months Ended December 31,
	2013		2012
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Options outstanding at March 31	5,361	$53.13	5,624	$57.78
Granted	1,215	33.64	966	23.72
Exercised	(628)	30.34	(11)	15.48
Canceled/forfeited	(952)	98.51	(808)	48.94
Options outstanding at December 31	4,996	$42.62	5,771	$53.39

At December 31, 2013, options were exercisable for 2,561 shares and the weighted-average exercise price was $53.87. Stock options exercisable at December 31, 2013, have a weighted-average remaining contractual life of 3.0 years.  Unamortized compensation cost at December 31, 2013, was $20,427 and is related to unvested options for 2,435 shares. The unamortized compensation cost at December 31, 2013 is expected to be recognized over a weighted-average period of 1.6 years.

The weighted-average fair value of service-based stock option grants during the nine months ended December 31, 2013, and 2012, excluding those granted to our Chief Executive Officer in May 2013 discussed below, using the Black-Scholes option pricing model, was $12.13 and $9.47 per share, respectively.

The following weighted-average assumptions were used in the model for grants in fiscal 2013 and 2012:

	Nine Months Ended December 31,
	2013	2012
Expected dividend yield	1.54%	1.44%
Risk-free interest rate	0.80%	0.81%
Expected volatility	45.08%	51.80%
Expected life (in years)	4.93	5.02

In May 2013, Legg Mason awarded options to purchase 500 shares of Legg Mason, Inc. common stock at an exercise price of $31.46, equal to the then current market value of Legg Mason's common stock, to its Chief Executive Officer, which is included in the outstanding options table. The award had a grant date fair value of $5,525 and is subject to vesting requirements, 25% of which vests over a two-year service period; 25% of which vests over a two-year service period and is subject to Legg Mason's common stock price equaling or exceeding $36.46 for 20 consecutive trading days; 25% of which is subject to Legg Mason's common stock price equaling or exceeding $41.46 for 20 consecutive trading days; and 25% of which is subject to

Legg Mason's common stock price equaling or exceeding $46.46 for 20 consecutive trading days; as well as a requirement that certain shares received upon exercise are retained for a two-year period.

The weighted-average fair value per share for these awards of $11.05 was estimated as of the grant date using a grant price of $31.46, and a Monte Carlo option pricing model with the following assumptions:

Expected dividend yield	1.48%
Risk-free interest rate	0.86%
Expected volatility	44.05%

Restricted Stock
Compensation expense relating to restricted stock and restricted stock units for the three months ended December 31, 2013 and 2012, was $12,013 and $10,730, respectively, and for the nine months ended December 31, 2013 and 2012, was $36,844 and $31,753, respectively.

Compensation expense for the nine months ended December 31, 2012, includes approximately $1,800 of accelerated stock-based net compensation costs associated with Legg Mason's former Chief Executive Officer stepping down in September 2012.

Restricted stock and restricted stock unit transactions during the nine months ended December 31, 2013 and 2012, respectively, are summarized below:

	Nine Months Ended December 31,
	2013		2012
	Number of Shares	Weighted-Average Grant Date Value	Number of Shares	Weighted-Average Grant Date Value
Unvested shares at March 31	3,738	$27.99	2,873	$33.83
Granted	1,289	35.16	2,185	24.04
Vested	(1,351)	29.09	(935)	32.12
Canceled/forfeited	(148)	29.01	(143)	58.59
Unvested shares at December 31	3,528	$30.15	3,980	$27.97

Unamortized compensation cost related to unvested restricted stock and restricted stock unit awards at December 31, 2013 was $71,334. The unamortized compensation expense as of December 31, 2013 is expected to be recognized over a weighted-average period of 1.7 years.

Other
Compensation expense relating to the stock purchase plan and deferred compensation payable in stock for the three months ended December 31, 2013 and 2012, was $80 and $89, respectively, and for the nine months ended December 31, 2013 and 2012, was $312 and $325, respectively.

On June 28, 2013, Legg Mason implemented a management equity plan and granted units to key employees of Permal that entitle them to participate in 15% of the future growth of the Permal enterprise value (subject to appropriate discounts), if any, subsequent to the grant date. An independent valuation determined the aggregate cost of the current award to be approximately $9,000, which will be recognized as Compensation expense in the Consolidated Statements of Income (Loss) over the related vest period, through December 2017. Compensation expense related to the Permal management equity plan was $908 and $1,816 for the three and nine months ended December 31, 2013, respectively.

During the nine months ended December 31, 2013 and 2012, non-employee directors were granted 11 and 17 restricted stock units and 47 and 35 shares of common stock at a fair value of $1,950 and $1,250, respectively. As of December 31, 2013 and 2012, non-employee directors held 35 and 112 stock options, respectively, which are included in the outstanding options table. As of December 31, 2013 and 2012, non-employee directors held 64 and 91 restricted stock units, respectively, which vest on the grant date and are, therefore, not included in the unvested shares of restricted stock and restricted stock units in the table above. During the nine months ended December 31, 2013, there were 38 restricted stock units distributed and non-

employee directors did not exercise any stock options. During the nine months ended December 31, 2012, there were no restricted stock units distributed and non-employee directors did not exercise any stock options. During the nine months ended December 31, 2013 and 2012, there were 77 and 72 stock options canceled or forfeited, respectively, related to non-employee directors.

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

As of December 31, 2013, the minimum annual aggregate rentals under operating leases and service agreements are as follows:

Remaining 2014	$35,867
2015	127,204
2016	110,740
2017	95,958
2018	86,514
Thereafter	423,558
Total	$879,841

The minimum rental commitments shown above have not been reduced by $176,081 for minimum sublease rentals to be received in the future under non-cancelable subleases, of which approximately 40% is due from one counterparty.  The lease reserve liability, included in the table below, for space subleased as of December 31, 2013 was $40,362. If a sub-tenant defaults on a sublease, Legg Mason may incur operating charges to adjust the existing lease reserve liability to reflect expected future sublease rentals at reduced amounts, as a result of the current commercial real estate market.

The above minimum rental commitments include $806,509 in real estate and equipment leases and $73,332 in service and maintenance agreements.

The minimum rental commitments shown above also have not been reduced by $23,638 for commitments related to space that has been vacated, but for which subleases are being pursued. The lease reserve liability, also included in the table below, for vacant space for which subleases are being pursued was $13,811 as of December 31, 2013, and remains subject to adjustment based on circumstances in the real estate markets that may require a change in assumptions or the actual terms of a sublease that is ultimately secured. The lease reserve liability takes into consideration various assumptions, including the expected amount of time it will take to secure a sublease agreement and prevailing rental rates in the applicable real estate markets.

The table below presents a summary of the changes in the lease reserve liability for subleased space and vacated space for which subleases are being pursued:

Balance as of March 31, 2012	$44,763
Accrued charges for vacated and subleased space	39,080
Payments, net	(15,341)
Adjustments and other	(1,590)
Balance as of March 31, 2013	66,912
Accrued charges for vacated and subleased space	3,529
Payments, net	(14,048)
Adjustments and other	(2,220)
Balance as of December 31, 2013	$54,173

As of December 31, 2013, Legg Mason had commitments to invest approximately $35,367 in limited partnerships that make private investments. These commitments are expected to be funded as required through the end of the respective investment periods continuing through fiscal 2021.

In connection with the acquisition of Fauchier, as further discussed in Note 3, contingent consideration of up to approximately $25,000 and approximately $33,000 (using the exchange rate between the British pound and U.S. dollar as of December 31, 2013), may be due on or about the second and fourth anniversaries of closing, respectively, which is dependent upon achieving certain levels of revenue, net of distribution costs, and subject to a catch up adjustment on the fourth anniversary. The fair value of the contingent consideration liability was $28,877 as of December 31, 2013, an increase of $6,977 from March 31, 2013, with $5,000 attributable to revised estimates of amounts payable and $1,977 attributable to changes in the exchange rate. Legg Mason has executed currency forwards to economically hedge the risk of movements in the exchange rate between the U.S. dollar and the British pound in which the estimated contingent liability payment amounts are denominated. See Note 11 for additional information regarding derivatives and hedging.

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

In a transaction with Citigroup in December 2005, Legg Mason transferred to Citigroup the subsidiaries that constituted its Private Client/Capital Markets ("PC/CM") businesses, thus transferring the entities that would have primary liability for most of the customer complaint, litigation and regulatory liabilities and proceedings arising from those businesses. However, as part of that transaction, Legg Mason agreed to indemnify Citigroup for most customer complaint, litigation and regulatory liabilities of Legg Mason's former PC/CM businesses that result from pre-closing events. While the ultimate resolution of these matters cannot be determined based on current information, after consultation with legal counsel, management believes that any accrual or range of reasonably possible losses as of December 31, 2013, is not material. Similarly, although Citigroup transferred to Legg Mason the entities that would be primarily liable for most customer complaint, litigation and regulatory liabilities and proceedings of the Citigroup Asset Management ("CAM") business, Citigroup has agreed to indemnify Legg Mason for most customer complaint, litigation and regulatory liabilities of the CAM business that result from pre-closing events.

One of Legg Mason's asset management subsidiaries was named as the defendant in a lawsuit filed by a former institutional client in late August 2011. Legg Mason agreed to settle this matter in December 2013. The settlement did not have a material effect on Legg Mason's financial position, results of operations or cash flows.

Additionally, there were two matters subject to regulatory investigations involving one of Legg Mason's asset management subsidiaries regarding its compliance with applicable legal requirements with respect to investments made for certain client accounts.  These matters have been settled with the regulators. The settlements did not have a material effect on Legg Mason's financial position, results of operations or cash flows.

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

In management's opinion, an adequate accrual has been made as of December 31, 2013, to provide for any probable losses that may arise from matters for which the Company could reasonably estimate an amount. Legg Mason's financial condition, results of operations and cash flows could be materially affected during a period in which a matter is ultimately resolved. In addition, the ultimate costs of litigation-related charges can vary significantly from period-to-period, depending on factors such as market conditions, the size and volume of customer complaints and claims, including class action suits, and recoveries from indemnification, contribution, insurance reimbursement, or reductions in compensation under revenue share arrangements.

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

During the three and nine months ended December 31, 2013, Legg Mason purchased and retired 2,319 and 7,636 shares, respectively, of its common stock for $90,000 and $269,996, respectively, through open market purchases under the current share repurchase authorization. These repurchases reduced weighted-average shares outstanding by 6,457 and 3,788 shares for the three and nine months ended December 31, 2013, respectively.

The following table presents the computations of basic and diluted EPS:

	Three Months Ended December 31,
	2013		2012
	Basic	Diluted	Basic	Diluted (1)
Weighted-average basic shares outstanding	120,583	120,583	131,534	131,534
Potential common shares:
Employee stock options	—	543	—	—
Weighted-average diluted shares	120,583	121,126	131,534	131,534
Net Income (Loss)	$79,951	$79,951	$(458,550)	$(458,550)
Less: Net loss attributable to noncontrolling interests	(1,783)	(1,783)	(4,680)	(4,680)
Net Income (Loss) Attributable to Legg Mason, Inc.	$81,734	$81,734	$(453,870)	$(453,870)
Net Income (Loss) per share Attributable to Legg Mason, Inc. Common Shareholders	$0.68	$0.67	$(3.45)	$(3.45)

	Nine Months Ended December 31,
	2013		2012
	Basic	Diluted	Basic	Diluted (1)
Weighted-average basic shares outstanding	122,920	122,920	134,770	134,770
Potential common shares:
Employee stock options	—	316	—	—
Weighted-average diluted shares	122,920	123,236	134,770	134,770
Net Income (Loss)	$216,744	$216,744	$(390,439)	$(390,439)
Less: Net income (loss) attributable to noncontrolling interests	907	907	(7,908)	(7,908)
Net Income (Loss) Attributable to Legg Mason, Inc.	$215,837	$215,837	$(382,531)	$(382,531)
Net Income (Loss) per Share Attributable to Legg Mason, Inc. Common Shareholders	$1.76	$1.75	$(2.84)	$(2.84)
(1) Diluted shares are the same as basic shares for periods with a net loss.

The diluted EPS calculations for the three and nine months ended December 31, 2013 and 2012, exclude any potential common shares issuable under the 14,205 warrants issued in connection with the repurchase of Legg Mason's outstanding 2.5% Convertible Senior Notes because the market price of Legg Mason common stock did not exceed the exercise price, and therefore the warrants would be deemed antidilutive.

Options to purchase 2,314 and 2,932 shares for the three and nine months ended December 31, 2013, respectively, were not included in the computation of diluted EPS because the presumed proceeds from exercising such options, including the related income tax benefits, exceeded the average price of the common shares for the period and therefore the options are deemed antidilutive. Further, market-based options are excluded from potential dilution until the designated market condition is met. The diluted EPS calculation for the three and nine months ended December 31, 2012, excludes 5,733 and 5,863 potential common shares, respectively, that are antidilutive due to the net loss in each period.

11. Derivatives and Hedging

The disclosures below detail Legg Mason’s derivatives and hedging excluding the derivatives and hedging of CIVs. See Note 12, Variable Interest Entities and Consolidation of Investment Vehicles, for information related to the derivatives and hedging of CIVs.

Legg Mason uses currency forwards to economically hedge the risk of movements in exchange rates, primarily between the U.S. dollar, British pound, Japanese yen, Australian dollar, euro, Singapore dollar, Chinese yuan, Indian rupee, Malaysian ringgit, Philippine peso, Thai baht and South Korean won. In the Consolidated Balance Sheets, Legg Mason nets the fair value of certain foreign currency forwards or futures contracts executed with the same counterparty where Legg Mason has both the legal right and intent to settle the contracts on a net basis, resulting in net Other assets of $76 and $1,158 as of December 31, 2013 and March 31, 2013, respectively. Legg Mason has not designated any derivatives as hedging instruments for accounting purposes during the periods ended December 31, 2013, March 31, 2013 and December 31, 2012.

Legg Mason also uses market hedges on certain seed capital investments by entering into futures contracts to sell index funds that benchmark the hedged seed capital investments. Open futures contracts required cash collateral of $13,365 and $7,131 as of December 31, 2013 and March 31, 2013, respectively.

The following table presents the gross fair values as of December 31, 2013 and March 31, 2013, of derivative instruments not designated as hedging instruments for accounting purposes:

	December 31, 2013		March 31, 2013
	Assets	Liabilities	Assets	Liabilities
Currency forward contracts	$5,987	$2,240	$1,496	$101
Futures contracts	39	3,710	443	680
Total	$6,026	$5,950	$1,939	$781

The following table presents gains (losses) recognized on derivative instruments not designated as hedging instruments for accounting purposes:

		Three Months Ended December 31,
		2013		2012
	Income Statement Classification	Gains	Losses	Gains	Losses
Currency forward contracts for:
Operating activities	Other expense	$2,011	$(1,416)	$1,016	$(1,250)
Seed capital investments	Other non-operating income (expense)	481	(863)	39	(401)
Futures contracts	Other non-operating income (expense)	79	(7,553)	78	(986)
Total		$2,571	$(9,832)	$1,133	$(2,637)

		Nine Months Ended December 31,
		2013		2012
	Income Statement Classification	Gains	Losses	Gains	Losses
Currency forward contracts for:
Operating activities	Other expense	$6,222	$(3,417)	$1,543	$(1,564)
Seed capital investments	Other non-operating income (expense)	989	(2,063)	98	(453)
Futures contracts	Other non-operating income (expense)	959	(16,636)	1,230	(2,584)
Total		$8,170	$(22,116)	$2,871	$(4,601)

12. Variable Interest Entities and Consolidation of Investment Vehicles

In the normal course of its business, Legg Mason sponsors and is the manager of various types of investment vehicles. For its services, Legg Mason is entitled to receive management fees and may be eligible, under certain circumstances, to receive additional subordinate management fees or other incentive fees. Legg Mason's exposure to risk in these entities is generally limited to any equity investment it has made or is required to make and any earned but uncollected management fees. Certain of these investment vehicles are considered to be VIEs (further described below) while others are considered to be voting rights entities (“VREs”) subject to traditional consolidation concepts based on ownership rights. Investment vehicles that are considered VREs are consolidated if Legg Mason has a controlling financial interest in the investment vehicle, absent substantive kick-out rights. Legg Mason held a controlling financial interest in one sponsored investment fund VRE with third-party investments which was consolidated as of December 31, 2013, March 31, 2013 and December 31, 2012.

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

Legg Mason concluded it was the primary beneficiary of one sponsored investment fund VIE, which was consolidated in each period covered by this report, December 31, 2013, March 31, 2013 and December 31, 2012, despite significant third-party investments in this product.

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

Legg Mason concluded that it was the primary beneficiary of one of two CLOs in which it has a variable interest. Although it holds no equity interest in either of these investment vehicles, it had both the power to control and had a significant variable interest in one CLO because of the level of its expected subordinated fees. As of December 31, 2013, March 31, 2013 and December 31, 2012, the balances related to this CLO were consolidated on the Company's consolidated financial statements. The other CLO is not consolidated, as its level of expected subordinated fees is insignificant.

Legg Mason's investment in CIVs as of December 31, 2013 and March 31, 2013, was $42,497 and $39,056, respectively, which represents its maximum risk of loss, excluding uncollected advisory fees. The assets of these CIVs are primarily comprised of investment securities. Investors and creditors of these CIVs have no recourse to the general credit or assets of Legg Mason beyond its investment in these funds.

The following tables reflect the impact of CIVs on the Consolidated Balance Sheets as of December 31, 2013 and March 31, 2013, respectively, and the Consolidated Statements of Income (Loss) for the three and nine months ended December 31, 2013 and 2012, respectively:

Consolidating Balance Sheets

	December 31, 2013				March 31, 2013
	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals
Current Assets	$1,886,674	$41,404	$(42,815)	$1,885,263	$1,908,932	$73,320	$(39,390)	$1,942,862
Non-current assets	4,999,914	120,450	—	5,120,364	5,115,181	211,617	—	5,326,798
Total Assets	$6,886,588	$161,854	$(42,815)	$7,005,627	$7,024,113	$284,937	$(39,390)	$7,269,660
Current Liabilities	$728,873	$923	$(318)	$729,478	$692,261	$10,539	$(334)	$702,466
Long-term debt of CIVs	—	94,370	—	94,370	—	207,835	—	207,835
Other non-current liabilities	1,411,971	2,046	—	1,414,017	1,517,069	2,930	—	1,519,999
Total Liabilities	2,140,844	97,339	(318)	2,237,865	2,209,330	221,304	(334)	2,430,300
Redeemable Non-controlling Interests	3,191	—	17,867	21,058	1,355	—	19,654	21,009
Total Stockholders’ Equity	4,742,553	64,515	(60,364)	4,746,704	4,813,428	63,633	(58,710)	4,818,351
Total Liabilities and Stockholders' Equity	$6,886,588	$161,854	$(42,815)	$7,005,627	$7,024,113	$284,937	$(39,390)	$7,269,660

Consolidating Statements of Income (Loss)

	Three Months Ended
	December 31, 2013				December 31, 2012
	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals
Total Operating Revenues	$720,591	$—	$(499)	$720,092	$674,506	$—	$(606)	$673,900
Total Operating Expenses	598,299	641	(500)	598,440	1,307,124	703	(604)	1,307,223
Operating Income (Loss)	122,292	(641)	1	121,652	(632,618)	(703)	(2)	(633,323)
Total other non-operating income (expense)	5,496	690	(1,883)	4,303	(1,385)	(3,458)	(598)	(5,441)
Income (Loss) Before Income Tax Provision (Benefit)	127,788	49	(1,882)	125,955	(634,003)	(4,161)	(600)	(638,764)
Income tax provision (benefit)	46,004	—	—	46,004	(180,214)	—	—	(180,214)
Net Income (Loss)	81,784	49	(1,882)	79,951	(453,789)	(4,161)	(600)	(458,550)
Less: Net income (loss) attributable to noncontrolling interests	50	—	(1,833)	(1,783)	81	—	(4,761)	(4,680)
Net Income (Loss) Attributable to Legg Mason, Inc.	$81,734	$49	$(49)	$81,734	$(453,870)	$(4,161)	$4,161	$(453,870)

	Nine Months Ended
	December 31, 2013				December 31, 2012
	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals	Balance Before Consolidation of CIVs	CIVs	Eliminations	Consolidated Totals
Total Operating Revenues	$2,061,998	$—	$(1,637)	$2,060,361	$1,946,667	$—	$(1,780)	$1,944,887
Total Operating Expenses	1,748,486	1,960	(1,637)	1,748,809	2,421,982	2,196	(1,779)	2,422,399
Operating Income (Loss)	313,512	(1,960)	—	311,552	(475,315)	(2,196)	(1)	(477,512)
Total other non-operating income (expense)	(6,505)	5,676	(3,030)	(3,859)	(75,651)	(6,089)	(1)	(81,741)
Income (Loss) Before Income Tax Provision (Benefit)	307,007	3,716	(3,030)	307,693	(550,966)	(8,285)	(2)	(559,253)
Income tax provision (benefit)	90,949	—	—	90,949	(168,814)	—	—	(168,814)
Net Income (Loss)	216,058	3,716	(3,030)	216,744	(382,152)	(8,285)	(2)	(390,439)
Less: Net income (loss) attributable to noncontrolling interests	221	—	686	907	379	—	(8,287)	(7,908)
Net Income (Loss) Attributable to Legg Mason, Inc.	$215,837	$3,716	$(3,716)	$215,837	$(382,531)	$(8,285)	$8,285	$(382,531)

Other non-operating income (expense) includes interest income, interest expense and net gains (losses) on investments and long-term debt determined on an accrual basis.

The consolidation of CIVs has no impact on Net Income (Loss) Attributable to Legg Mason, Inc.

The fair value of the financial assets and (liabilities) of CIVs were determined using the following categories of inputs:

	As of December 31, 2013
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Trading investments:
Hedge funds	$1,019	$5,125	$20,037	$26,181
Investments:
CLO loans	—	82,393	—	82,393
CLO bonds	—	6,618	—	6,618
Private equity funds	—	—	30,744	30,744
Total investments	—	89,011	30,744	119,755
Total	$1,019	$94,136	$50,781	$145,936

Liabilities:
CLO debt	$—	$—	$(94,370)	$(94,370)
Derivative liabilities	—	(2,046)	—	(2,046)
Total	$—	$(2,046)	$(94,370)	$(96,416)

	As of March 31, 2013
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Trading investments:
Hedge funds	$2,076	$3,268	$19,448	$24,792
Investments:
CLO loans	—	172,519	—	172,519
CLO bonds	—	11,052	—	11,052
Private equity funds	—	—	26,982	26,982
Total investments	—	183,571	26,982	210,553
Total	$2,076	$186,839	$46,430	$235,345

Liabilities:
CLO debt	$—	$—	$(207,835)	$(207,835)
Derivative liabilities	—	(2,930)	—	(2,930)
Total	$—	$(2,930)	$(207,835)	$(210,765)

Except for the CLO debt, substantially all of the above financial instruments where valuation methods rely on other than observable market inputs as a significant input utilize the NAV practical expedient, such that measurement uncertainty has little relevance. The following table provides a summary of qualitative information relating to the valuation of CLO debt:

Value as of December 31, 2013	Valuation technique	Unobservable input	Range (weighted average)
$(94,370)	Discounted cash flow	Discount rate	0.9%	-	9.0%	(2.6%)
		Default rate	3.0%	-	4.0%	(3.5%)
		Constant prepayment rate			25.0%

Value as of March 31, 2013	Valuation technique	Unobservable input	Range (weighted average)
$(207,835)	Discounted cash flow	Discount rate	1.1%	-	11.0%	(2.3%)
		Default rate	3.0%	-	4.0%	(3.5%)
		Constant prepayment rate			25.0%

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
The changes in assets and (liabilities) of CIVs measured at fair value using significant unobservable inputs (Level 3) are presented in the tables below:

	Value as of September 30, 2013	Purchases	Sales	Settlements/Other	Transfers	Realized and unrealized gains/(losses), net	Value as of December 31, 2013
Assets:
Hedge funds	$19,835	$6	$(610)	$—	$—	$806	$20,037
Private equity funds	27,920	1,509	—	—	—	1,315	30,744
	$47,755	$1,515	$(610)	$—	$—	$2,121	$50,781
Liabilities:
CLO debt	$(101,773)	$—	$—	$10,522	$—	$(3,119)	$(94,370)
Total realized and unrealized gains (losses), net						$(998)

	Value as of September 30, 2012	Purchases	Sales	Settlements/Other	Transfers	Realized and unrealized gains/(losses), net	Value as of December 31, 2012
Assets:
Hedge funds	$21,751	$426	$(1,359)	$—	$—	$(22)	$20,796
Private equity	23,237	2,781	(327)	—	—	616	26,307
	$44,988	$3,207	$(1,686)	$—	$—	$594	$47,103
Liabilities:
CLO debt	$(277,309)	$—	$—	$32,821	$—	$(5,672)	$(250,160)
Total realized and unrealized gains (losses), net						$(5,078)

	Value as of March 31, 2013	Purchases	Sales	Settlements/Other	Transfers	Realized and unrealized gains/(losses), net	Value as of December 31, 2013
Assets:
Hedge funds	$19,448	$2,814	$(4,962)	$—	$—	$2,737	$20,037
Private equity funds	26,982	2,105	—	—	—	1,657	30,744
	$46,430	$4,919	$(4,962)	$—	$—	$4,394	$50,781
Liabilities:
CLO debt	$(207,835)	$—	$—	$113,851	$—	$(386)	$(94,370)
Total realized and unrealized gains (losses), net						$4,008

	Value as of March 31, 2012	Purchases	Sales	Settlements/Others	Transfers	Realized and unrealized gains/(losses), net	Value as of December 31, 2012
Assets:
Hedge funds	$24,116	$922	$(3,276)	$—	$—	$(966)	$20,796
Private equity funds	25,071	2,781	(2,357)	—	—	812	26,307
	$49,187	$3,703	$(5,633)	$—	$—	$(154)	$47,103
Liabilities:
CLO debt	$(271,707)	$—	$—	$32,821	$—	$(11,274)	$(250,160)
Total realized and unrealized gains (losses), net						$(11,428)

Realized and unrealized gains and losses recorded for Level 3 assets and liabilities of CIVs are included in Other non-operating income (expense) of CIVs on the Consolidated Statements of Income (Loss). Total unrealized losses for Level 3 investments and liabilities of CIVs relating only to those assets and liabilities still held at the reporting date were $1,386 and $4,783 for the three months ended December 31, 2013 and 2012, respectively. Total unrealized gains (losses) for Level 3 investments and liabilities of CIVs relating only to those assets and liabilities still held at the reporting date were $2,606 and $(11,746) for the nine months ended December 31, 2013 and 2012, respectively.

There were no transfers between Level 1 and Level 2 during either of the three months ended December 31, 2013 and 2012.

The NAV values used as a practical expedient by CIVs have been provided by the investees and have been derived from the fair values of the underlying investments as of the respective reporting date. The following table summarizes, as of December 31, 2013 and March 31, 2013, the nature of these investments and any related liquidation restrictions or other factors which may impact the ultimate value realized:

		Fair Value Determined Using NAV				As of December 31, 2013
Category of Investment	Investment Strategy	December 31, 2013		March 31, 2013		Unfunded Commitments	Remaining Term
Hedge funds	Global macro, fixed income, long/short equity, systematic, emerging market, U.S. and European hedge	$26,181	(1)	$24,792	(2)	n/a	—
Private equity funds	Long/short equity	30,744	(3)	26,982	(3)	$2,707	5 years
Total		$56,925		$51,774		$2,707
n/a – not applicable

(1)	7% daily redemption; 7% monthly redemption; 2% quarterly redemption; and 84% are subject to three to five year lock-up or side pocket provisions.

(2)	11% daily redemption; 8% monthly redemption; 2% quarterly redemption; and 79% are subject to three to five year lock-up or side pocket provisions.

(3)	Liquidations are expected over the remaining term.

There are no current plans to sell any of these investments held as of December 31, 2013.

Legg Mason has elected the fair value option for certain eligible assets and liabilities, including corporate loans and debt, of the consolidated CLO. Management believes that the use of the fair value option eliminates certain timing differences and better matches the changes in fair value of assets and liabilities related to the CLO.

The following table presents the fair value and unpaid principal balance of CLO loans, bonds and debt carried at fair value under the fair value option as of December 31, 2013 and March 31, 2013:

	December 31, 2013	March 31, 2013
CLO loans and bonds
Unpaid principal balance	$92,300	$186,839
Unpaid principal balance in excess of fair value	(3,289)	(3,268)
Fair value	$89,011	$183,571

Unpaid principal balance of loans that are more than 90 days past due and also in nonaccrual status	$1,950	$—
Unpaid principal balance in excess of fair value for loans that are more than 90 days past due and also in nonaccrual status	(1,504)	—
Fair value of loans more than 90 days past due and in nonaccrual status	$446	$—

CLO debt
Principal amounts outstanding	$111,309	$225,161
Excess unpaid principal over fair value	(16,939)	(17,326)
Fair value	$94,370	$207,835

During the three and nine months ended December 31, 2013, total net losses of $2,797 and $1,483, respectively, were recognized in Other non-operating income (expense) of CIVs, net, in the Consolidated Statements of Income (Loss) related to assets and liabilities for which the fair value option was elected. During the three and nine months ended December 31,

2012, total net losses of $5,535 and $8,958, respectively, were recognized in Other non-operating income (expense) of CIVs, net, in the Consolidated Statements of Income (Loss) related to assets and liabilities for which the fair value option was elected. CLO loans and CLO debt measured at fair value have floating interest rates, therefore, substantially all of the estimated gains and losses included in earnings for the three and nine months ended December 31, 2013 and 2012, were attributable to instrument specific credit risk.

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

Total derivative liabilities of CIVs of $2,046 and $2,930 as of December 31, 2013 and March 31, 2013, respectively, are primarily recorded in Other liabilities of CIVs.  Gains and (losses) of $219 and $(317), respectively, for the three months ended December 31, 2013, and $884 and $(949), respectively, for the nine months ended December 31, 2013, related to derivative assets and liabilities of CIVs are included in Other non-operating income (expense) of CIVs, net. Gains and (losses) of $277 and $(307), respectively, for the three months ended December 31, 2012, and $635 and $(911), respectively, for the nine months ended December 31, 2012, related to derivative assets and liabilities of CIVs are included in Other non-operating income (expense) of CIVs, net.  There is no risk to Legg Mason in relation to the derivative assets and liabilities of the CIVs in excess of its investment in the funds, if any.

As of December 31, 2013 and March 31, 2013, for VIEs in which Legg Mason holds a variable interest or is the sponsor and holds a variable interest, but for which it was not the primary beneficiary, Legg Mason's carrying value, the related VIE assets and liabilities and maximum risk of loss were as follows:

	As of December 31, 2013		As of March 31, 2013
	Equity Interests on the Consolidated Balance Sheet(1)	Maximum Risk of Loss(2)	Equity Interests on the Consolidated Balance Sheet(1)	Maximum Risk of Loss(2)
CLOs	$—	$1,010	$—	$496
Real Estate Investment Trust	939	2,862	989	2,644
Other sponsored investment funds	38,246	83,086	43,104	87,121
Total	$39,185	$86,958	$44,093	$90,261

(1)	Includes $26,450 and $33,918 related to investments in proprietary funds products as of December 31, 2013, and March 31, 2013, respectively.

(2)	Includes equity investments the Company has made or is required to make and any earned but uncollected management fees.

The Company's total AUM of unconsolidated VIEs was $18,853,370 and $17,090,267 as of December 31, 2013 and March 31, 2013, respectively.

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

13. Subsequent Events

In January 2014, Legg Mason issued $400,000 of 5.625% senior notes due in 2044. Legg Mason used the net proceeds plus cash on hand to repay all $450,000 of outstanding borrowings under its five-year term loan. Also, in January 2014, Legg Mason entered into a $250,000 incremental revolving credit facility, which was contemplated in, and is in addition to the $500,000 revolving credit facility available under, the existing credit agreement.

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

Our financial position and results of operations are materially affected by the overall trends and conditions of the financial markets, particularly in the United States, but increasingly in the other countries in which we operate. Results of any individual period should not be considered representative of future results. Our profitability is sensitive to a variety of factors, including the amount and composition of our assets under management, and the volatility and general level of securities prices and interest rates, among other things. Sustained periods of unfavorable market conditions are likely to affect our profitability adversely. In addition, the diversification of services and products offered, investment performance, access to distribution channels, reputation in the market, attracting and retaining key employees and client relations are significant factors in determining whether we are successful in attracting and retaining clients. In the last few years, the industry has seen flows into products for which we do not currently garner significant market share. For a further discussion of factors that may affect our results of operations, refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, and in Item 1A. herein.

Our strategy is focused on four primary areas listed below.  Management keeps these strategic priorities in mind when it evaluates our operating performance and financial condition.  Consistent with this approach, we have also presented in the table below certain of the more important matters on which management currently focuses in evaluating our performance and financial condition.

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

The strategic priorities discussed above are designed to drive improvements in our operating margin, net flows, earnings, cash flows, assets under management and other key metrics.  In connection with these strategic priorities, during the quarters ended December 31, 2013 and September 30, 2013, we incurred $12.3 million and $9.5 million, respectively, in expenses related to various corporate initiatives, including the closing down or reorganizing of certain businesses and ongoing efforts to increase efficiency. As a result of these various corporate initiatives, we currently expect to achieve approximately $10 million in aggregate net annual savings beginning in the quarter ending March 31, 2014. Certain of these key metrics are discussed in our quarterly results discussion to follow.

Net Income Attributable to Legg Mason, Inc. for the three months ended December 31, 2013, was $81.7 million, or $0.67 per diluted share, compared to Net Loss Attributable to Legg Mason, Inc. of $453.9 million, or $3.45 per diluted share, for the three months ended December 31, 2012.  Average AUM, and total revenues, increased during the three months ended December 31, 2013, as compared to the three months ended December 31, 2012.  Strong overall investment performance contributed to a continued reduction in long-term asset outflows in the 12-month period ended December 31, 2013.  Over this 12-month period, the outflows we experienced and AUM reductions from dispositions were more than offset by increases in AUM due to market performance and an acquisition.

The following discussion and analysis provides additional information regarding our financial condition and results of operations.

Business Environment
During the nine months ended December 31, 2013, the U.S. economy continued to exhibit the slow, steady growth that has been experienced over the last several quarters. All three major U.S. equity market indices increased during both the three and nine month periods ended December 31, 2013, while both the Barclays Capital U.S. Aggregate Bond Index and Barclays Capital Global Aggregate Bond Index decreased in these periods, as illustrated in the table below:

	% Change for the three months ended December 31:		% Change for the nine months ended December 31:
Indices(1)	2013	2012	2013	2012
Dow Jones Industrial Average	9.6%	(2.5)%	13.7%	(0.8)%
S&P 500	9.9%	(1.0)%	17.8%	1.3%
NASDAQ Composite Index	10.7%	(3.1)%	27.8%	(2.3)%
Barclays Capital U.S. Aggregate Bond Index	(0.1)%	0.2%	(1.9)%	3.9%
Barclays Capital Global Aggregate Bond Index	(0.4)%	(0.5)%	(0.5)%	3.4%
(1) Indices are trademarks of Dow Jones & Company, McGraw-Hill Companies, Inc., NASDAQ Stock Market, Inc., and Barclays Capital, respectively, which are not affiliated with Legg Mason.

During the nine months ended December 31, 2013, the Federal Reserve Board held the federal funds rate at 0.25%. Despite the low interest rate environment across most developed economies, we expect volatility in financial markets to persist and cannot predict how volatility and other current uncertainties will impact our results.

Quarter Ended December 31, 2013, Compared to Quarter Ended December 31, 2012

Assets Under Management

Our AUM is primarily managed across the following asset classes:

Equity		Fixed Income		Liquidity

•	Small Cap Core	•	U.S. Intermediate Investment Grade	•	U.S. Managed Cash
•	Large Cap Growth	•	Global Government	•	U.S. Municipal Cash
•	Large Cap Value	•	U.S. Credit Aggregate
•	Equity Income	•	Global Opportunistic Fixed Income
•	Global Equity	•	U.S. Municipal
•	Sector Equity	•	Global Fixed Income
•	International Equity	•	U.S. Long Duration
•	Mid Cap Core	•	U.S. Limited Duration
•	Global Emerging Market Equity	•	U.S. High Yield
		•	Emerging Markets

The components of the changes in our AUM (in billions) for the three months ended December 31, were as follows:

	2013	2012
Beginning of period	$656.0	$650.7
Investment funds, excluding liquidity funds(1)
Subscriptions	12.7	10.8
Redemptions	(14.5)	(12.9)
Separate account flows, net	2.0	(14.6)
Liquidity fund flows, net	9.7	9.2
Net client cash flows	9.9	(7.5)
Market performance and other (2)	13.6	5.7
End of period	$679.5	$648.9
(1)    Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Includes the negative impact of foreign exchange movements, primarily on fixed income assets, of $3.6 billion, and $4.7 billion, for the three months ended December 31, 2013 and 2012, respectively. Also includes reinvestment of dividends and other.

AUM at December 31, 2013, was $679.5 billion, an increase of $23.5 billion, or 4%, from September 30, 2013.  The increase in AUM was attributable to net client inflows of $9.9 billion and the positive impact of market performance and other of $13.6 billion. Market performance and other includes the negative impact of foreign currency exchange fluctuations of $3.6 billion. The net client inflows of $9.9 billion were in the liquidity asset class. Long-term asset class net client flows were flat, as inflows in the fixed income asset class of $0.7 billion were offset by outflows in the equity asset class of $0.7 billion. Equity outflows were primarily in products managed at Royce & Associates (“Royce”) and Batterymarch Financial Management, Inc. (“Batterymarch”) and were offset in part by inflows in products managed by ClearBridge Investments, LLC (“ClearBridge”). Due in part to investment performance issues, we have experienced outflows in our equity asset class in all but one quarter since the fourth quarter of fiscal 2006. Fixed income inflows were primarily in products managed at Brandywine Global Investment Management, LLC ("Brandywine") and were offset in part by outflows in products managed by Western Asset Management Company ("Western Asset"). Net inflows in the fixed income asset class include the impact of $1.1 billion in outflows from a single, low-fee global sovereign mandate managed by Western Asset.  We expect to continue to experience similar outflows from this mandate during the remainder of fiscal 2014. We have experienced inflows in our fixed income asset class in the last three quarters, after experiencing outflows in all but two quarters of the previous five fiscal years.

AUM by Asset Class
AUM by asset class (in billions) as of December 31 was as follows:

	2013	% of Total	2012	% of Total	% Change
Equity	$182.5	27%	$145.5	22%	25%
Fixed Income	355.6	52	367.0	57	(3)
Liquidity	141.4	21	136.4	21	4
Total	$679.5	100%	$648.9	100%	5%

The component changes in our AUM by asset class (in billions) for the three months ended December 31 were as follows:

	Equity	Fixed Income	Liquidity	Total
September 30, 2013	$169.5	$355.0	$131.5	$656.0
Investment funds, excluding liquidity funds
Subscriptions	6.6	6.1	—	12.7
Redemptions	(7.7)	(6.8)	—	(14.5)
Separate account flows, net	0.4	1.4	0.2	2.0
Liquidity fund flows, net	—	—	9.7	9.7
Net client cash flows	(0.7)	0.7	9.9	9.9
Market performance and other	13.7	(0.1)	—	13.6
December 31, 2013	$182.5	$355.6	$141.4	$679.5

	Equity	Fixed Income	Liquidity	Total
September 30, 2012	$153.4	$369.4	$127.9	$650.7
Investment funds, excluding liquidity funds
Subscriptions	4.1	6.7	—	10.8
Redemptions	(7.0)	(5.9)	—	(12.9)
Separate account flows, net	(5.4)	(7.6)	(1.6)	(14.6)
Liquidity fund flows, net	—	—	9.2	9.2
Net client cash flows	(8.3)	(6.8)	7.6	(7.5)
Market performance and other	0.4	4.4	0.9	5.7
December 31, 2012	$145.5	$367.0	$136.4	$648.9

The component changes in our AUM by asset class (in billions) for the trailing 12 months ended December 31, were as follows:

	Equity	Fixed Income	Liquidity	Total
December 31, 2012	$145.5	$367.0	$136.4	$648.9
Investment funds, excluding liquidity funds
Subscriptions	25.7	26.2	—	51.9
Redemptions	(30.0)	(29.9)	—	(59.9)
Separate account flows, net	(3.7)	5.2	0.1	1.6
Liquidity fund flows, net	—	—	4.6	4.6
Net client cash flows	(8.0)	1.5	4.7	(1.8)
Market performance and other	40.9	(12.9)	0.3	28.3
Acquisition (dispositions), net	4.1	—	—	4.1
December 31, 2013	$182.5	$355.6	$141.4	$679.5

	Equity	Fixed Income	Liquidity	Total
December 31, 2011	$153.3	$352.6	$121.1	$627.0
Investment funds, excluding liquidity funds
Subscriptions	18.1	26.3	—	44.4
Redemptions	(25.3)	(20.5)	—	(45.8)
Separate account flows, net	(15.6)	(19.1)	(0.5)	(35.2)
Liquidity fund flows, net	—	—	21.8	21.8
Net client cash flows	(22.8)	(13.3)	21.3	(14.8)
Market performance and other	16.8	28.7	1.0	46.5
Dispositions	(1.8)	(1.0)	(7.0)	(9.8)
December 31, 2012	$145.5	$367.0	$136.4	$648.9

AUM increased by $30.6 billion, or 5%, from December 31, 2012. The increase in AUM was attributable to $28.3 billion in market appreciation and other and $5.4 billion related to the acquisition of Fauchier Partners Management Limited ("Fauchier") in March 2013. These increases were partially offset by net client outflows of $1.8 billion, including outflows from the Fauchier business since acquisition, and a disposition of $1.3 billion in August 2013. Market performance and other includes the negative impact of foreign currency exchange fluctuations of $5.3 billion. Net client outflows were driven by outflows in the long-term asset class of $6.5 billion, which were partially offset by net inflows in the liquidity asset class of $4.7 billion. Outflows in the long-term asset class consisted of outflows in our equity asset class of $8.0 billion, partially offset by inflows in our fixed income asset class of $1.5 billion. Outflows in the equity asset class were primarily in products managed at Royce, Batterymarch and The Permal Group, Ltd. (“Permal”) and were partially offset by inflows in products managed at ClearBridge. The net impact of the affiliate acquisition and disposition discussed above also increased equity assets by $4.1 billion. Inflows in the fixed income asset class were primarily in products managed at Brandywine and were offset in part by outflows in products managed at Western Asset, which include $4.6 billion in outflows from the single, low-fee global sovereign mandate client previously discussed.

Average AUM by asset class (in billions) for the three months ended December 31 was as follows:

	2013	% of Total	2012	% of Total	% Change
Equity	$176.9	27%	$147.6	23%	20%
Fixed Income	356.5	53	369.3	57	(3)
Liquidity	136.6	20	131.4	20	4
Total	$670.0	100%	$648.3	100%	3%

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

The component changes in our AUM by distribution channel (in billions) for the three months ended December 31, 2013 and 2012, were as follows:

	Global Distribution	Affiliate/Other	Total
September 30, 2013	$235.0	$421.0	$656.0
Net client cash flows, excluding liquidity funds	1.7	(1.5)	0.2
Liquidity fund flows, net	—	9.7	9.7
Net client cash flows	1.7	8.2	9.9
Market performance and other	5.9	7.7	13.6
December 31, 2013	$242.6	$436.9	$679.5

	Global Distribution	Affiliate/Other	Total
September 30, 2012	$223.6	$427.1	$650.7
Net client cash flows, excluding liquidity funds	(2.1)	(14.6)	(16.7)
Liquidity fund flows, net	—	9.2	9.2
Net client cash flows	(2.1)	(5.4)	(7.5)
Market performance and other	0.2	5.5	5.7
December 31, 2012	$221.7	$427.2	$648.9

For the three months ended December 31, 2013 and 2012, our overall effective fee rate across all asset classes and distribution channels was approximately 34 basis points and 33 basis points, respectively.  Fees for managing equity assets are generally higher, averaging approximately 75 basis points for each of the quarters ended December 31, 2013 and 2012. This compares to fees for managing fixed income assets, which averaged approximately 25 basis points for each of the quarters ended December 31, 2013 and 2012, and liquidity assets, which averaged under 10 basis points (reflecting the impact of current advisory fee waivers due to the low interest rate environment) for each of the quarters ended December 31, 2013 and 2012.  Equity assets are primarily managed by ClearBridge, Royce, Batterymarch, Permal and Brandywine, with fixed income assets primarily managed by Western Asset and Brandywine, and liquidity assets managed by Western Asset. Fee rates for assets distributed through Legg Mason Global Distribution, which are predominately retail in nature, averaged approximately 50 basis points for each of the quarters ended December 31, 2013 and 2012, while fee rates for assets distributed through the Affiliate/Other channel averaged approximately 30 basis points for each of the quarters ended December 31, 2013 and 2012.

Investment Performance
Our overall investment performance in the three months ended December 31, 2013, was generally positive compared to relevant benchmarks.

For the three months ended December 31, 2013, most U.S. equity indices produced positive returns. The best performing was the NASDAQ Composite, returning 10.7% for the three months ended December 31, 2013. These returns were achieved in an economic environment characterized by continued domestic growth and improved economic data, mixed with heightened sensitivity to economic news.

In the fixed income markets, interest rates generally increased over the quarter as the economy continued to grow at a modest pace. The Federal Reserve held its target and discount rate steady but in December announced a taper to its bond-buying program. The lowest yielding fixed income sector for the quarter was U.S. TIPS, as measured by the Barclays U.S. TIPS Index, returning (2.0)% as of December 31, 2013.  The best performing fixed income sector for the quarter was high yield bonds, as measured by the Barclays U.S. High Yield Bond Index, returning 3.6% as of December 31, 2013.

The following table presents a summary of the percentages of our AUM by strategy(1) that outpaced their respective benchmarks as of December 31, 2013 and 2012, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of December 31, 2013				As of December 31, 2012
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total (includes liquidity)	80%	86%	89%	92%	85%	84%	86%	91%
Equity:
Large cap	65%	90%	78%	75%	64%	66%	85%	79%
Small cap	24%	17%	40%	80%	15%	15%	77%	61%
Total equity (includes other equity)	55%	64%	63%	76%	48%	46%	73%	72%
Fixed income:
U.S. taxable	94%	95%	95%	97%	97%	94%	82%	90%
U.S. tax-exempt	3%	100%	100%	100%	100%	100%	100%	100%
Global taxable	86%	81%	100%	93%	89%	89%	85%	98%
Total fixed income	85%	90%	97%	96%	94%	93%	85%	94%

The following table presents a summary of the percentages of our U.S. mutual fund assets(2) that outpaced their Lipper category averages as of December 31, 2013 and 2012, for the trailing 1-year, 3-year, 5-year, and 10-year periods:

	As of December 31, 2013				As of December 31, 2012
	1-year	3-year	5-year	10-year	1-year	3-year	5-year	10-year
Total long-term (excludes liquidity)	36%	61%	58%	68%	62%	66%	83%	68%
Equity:
Large cap	50%	86%	71%	53%	87%	73%	81%	53%
Small cap	20%	17%	23%	75%	27%	45%	87%	69%
Total equity (includes other equity)	38%	52%	48%	61%	53%	56%	81%	58%
Fixed income:
U.S. taxable	44%	88%	92%	90%	85%	91%	86%	91%
U.S. tax-exempt	22%	63%	57%	86%	62%	74%	87%	82%
Global taxable	23%	68%	86%	32%	73%	63%	93%	58%
Total fixed income	33%	77%	79%	83%	75%	81%	87%	84%

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

As of December 31, 2013 and 2012, 91% and 90% of total AUM is included in strategy AUM, respectively, although not all strategies have 3-, 5-, and 10-year histories.  Total strategy AUM includes liquidity assets. Certain assets are not included in reported performance comparisons. These include: accounts that are not managed in accordance with the guidelines outlined above; accounts in strategies not marketed to potential clients; accounts that have not yet been assigned to a strategy; and certain smaller products of some of our affiliates.

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

(2)
Source: Lipper Inc. includes open-end, closed-end, and variable annuity funds. As of December 31, 2013 and 2012, the U.S. long-term mutual fund assets represented in the data accounted for 20% and 18%, respectively, of our total AUM. The performance of our U.S. long-term mutual fund assets is included in the strategies.

The following table presents a summary of the absolute and relative performance compared to the applicable benchmark for a representative sample of funds within our AUM, net of management and other fees as of the end of the period presented, for the 1-year, 3-year, 5-year, and 10-year periods, and from each fund's inception. The table below includes a representative sample of funds from each significant subclass of our investment strategies (i.e., large cap equity, small cap equity, etc.). The funds within this group are representative of the performance of significant investment strategies we offer, that as of December 31, 2013, constituted an aggregate of approximately $403 billion, or approximately 60%, of our AUM. The only meaningful exclusions are our funds-of-hedge funds strategies, which involve privately placed hedge funds, and represent only 3% of our total assets under management as of December 31, 2013, for which investment performance is not made publicly available. Providing investment returns of funds provides a relevant representation of our performance while avoiding the many complexities relating to factors, such as multiple fee structures, bundled pricing, and asset level break points, that would arise in reporting performance for strategies or other product aggregations.

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index	Inception Date	Performance Type(1)	1-year	3-year	5-year	10-year	Inception
Equity
Large Cap
ClearBridge Appreciation Fund	3/10/1970	Absolute	29.28%	15.10%	15.78%	7.58%	10.48%
S&P 500		Relative	(3.11)%	(1.08)%	(2.16)%	0.18%	(0.03)%
ClearBridge All Cap Value Fund	11/12/1981	Absolute	30.38%	11.57%	15.82%	5.50%	10.47%
Russell 3000 Value		Relative	(2.31)%	(4.36)%	(0.93)%	(2.16)%	(1.70)%
Legg Mason Capital Management Value Trust	4/16/1982	Absolute	37.15%	14.86%	17.85%	1.76%	12.13%
S&P 500		Relative	4.76%	(1.32)%	(0.09)%	(5.65)%	0.14%
ClearBridge Aggressive Growth Fund	10/24/1983	Absolute	44.62%	20.24%	23.37%	8.40%	12.56%
Russell 3000 Growth		Relative	10.39%	3.77%	2.82%	0.45%	2.53%
ClearBridge Large Cap Value Fund	12/31/1988	Absolute	32.17%	17.31%	17.02%	7.46%	9.71%
Russell 1000 Value		Relative	(0.36)%	1.25%	0.35%	(0.12)%	(0.84)%
ClearBridge Equity Income Fund	11/6/1992	Absolute	25.61%	15.17%	16.42%	6.80%	8.68%
Russell 3000 Value		Relative	(7.08)%	(0.77)%	(0.33)%	(0.86)%	(1.56)%
ClearBridge Large Cap Growth Fund	8/29/1997	Absolute	37.46%	17.57%	20.13%	6.10%	7.74%
Russell 1000 Growth		Relative	3.97%	1.12%	(0.26)%	(1.73)%	2.19%
Legg Mason Brandywine Diversified Large Cap Value Fund	9/7/2010	Absolute	31.53%	16.75%	n/a	n/a	19.51%
Russell 1000 Value		Relative	(0.99)%	0.69%	n/a	n/a	1.18%

Small Cap
Royce Pennsylvania Mutual	6/30/1967	Absolute	35.25%	14.09%	20.18%	10.06%	12.30%
Russell 2000		Relative	(3.57)%	(1.58)%	0.10%	0.99%	n/a
Royce Premier Fund	12/31/1991	Absolute	27.73%	12.17%	18.92%	11.64%	12.67%
Russell 2000		Relative	(11.09)%	(3.50)%	(1.16)%	2.57%	2.58%
Royce Total Return Fund	12/15/1993	Absolute	32.76%	14.31%	18.41%	9.10%	11.72%
Russell 2000		Relative	(6.06)%	(1.37)%	(1.67)%	0.03%	2.45%
Royce Special Equity	5/1/1998	Absolute	29.36%	14.31%	18.06%	9.52%	10.34%
Russell 2000		Relative	(9.46)%	(1.37)%	(2.02)%	0.45%	2.74%
ClearBridge Small Cap Growth	7/1/1998	Absolute	45.05%	20.13%	25.29%	10.52%	11.44%
Russell 2000 Growth		Relative	1.75%	3.31%	2.71%	1.12%	4.82%

			Annualized Absolute/Relative Total Return (%) vs. Benchmark
Fund Name/Index	Inception Date	Performance Type(1)	1-year	3-year	5-year	10-year	Inception
Fixed Income
U.S. Taxable
Western Asset Core Bond Fund	9/4/1990	Absolute	(1.86)%	4.14%	9.40%	4.95%	7.22%
Barclays US Aggregate		Relative	0.17%	0.87%	4.96%	0.40%	0.65%
Western Asset Short Term Bond Fund	11/11/1991	Absolute	0.32%	1.76%	5.24%	2.03%	3.89%
Citi Treasury Gov't/Credit 1-3 YR		Relative	(0.35)%	0.59%	3.23%	(0.90)%	(0.73)%
Western Asset Adjustable Rate Income	6/22/1992	Absolute	1.46%	2.04%	5.60%	1.82%	3.00%
Citi T-Bill 6-Month		Relative	1.36%	1.92%	5.40%	0.09%	(0.12)%
Western Asset Corporate Bond Fund	11/6/1992	Absolute	0.21%	6.47%	12.49%	4.63%	6.69%
Barclays US Credit		Relative	2.22%	1.36%	4.60%	(0.61)%	0.03%
Western Asset Intermediate Bond Fund	7/1/1994	Absolute	(0.87)%	3.80%	7.36%	4.90%	6.18%
Barclays Intermediate Gov't/Credit		Relative	(0.01)%	0.90%	3.40%	0.81%	0.59%
Western Asset Core Plus Fund	7/8/1998	Absolute	(1.07)%	4.61%	10.10%	5.81%	6.47%
Barclays US Aggregate		Relative	0.96%	1.35%	5.66%	1.26%	1.09%
Western Asset Inflation Index Plus Bond	3/1/2001	Absolute	(8.19)%	3.40%	5.68%	4.68%	5.79%
Barclays US TIPS		Relative	0.41%	(0.15)%	0.05%	(0.17)%	(0.16)%
Western Asset High Yield Fund	9/28/2001	Absolute	7.64%	8.89%	18.66%	7.80%	8.38%
Barclays US Corp High Yield		Relative	0.19%	(0.42)%	(0.27)%	(0.82)%	(1.23)%
Western Asset Total Return Unconstrained	7/6/2006	Absolute	0.97%	3.47%	9.75%	n/a	5.34%
Barclays US Aggregate		Relative	3.00%	0.21%	5.30%	n/a	0.19%
Western Asset Mortgage Defined Opportunity Fund Inc.	2/24/2010	Absolute	15.79%	16.00%	n/a	n/a	18.15%
BOFAML Floating Rate Home Loan Index		Relative	10.69%	10.36%	n/a	n/a	10.76%

U.S. Tax-Exempt
Western Asset Managed Municipals Fund	3/4/1981	Absolute	(4.35)%	5.95%	8.00%	4.54%	7.92%
Barclays Municipal Bond		Relative	(1.79)%	1.12%	2.10%	0.25%	0.48%

Global Taxable
Legg Mason Western Asset Australian Bond Trust	6/30/1983	Absolute	3.21%	7.97%	7.58%	6.74%	6.41%
UBS Australian Composite Bond Index		Relative	1.22%	1.02%	1.87%	0.64%	0.63%
Western Asset Global High Yield Bond Fund	2/22/1995	Absolute	6.16%	8.16%	17.87%	7.07%	7.90%
Barclays Global High Yield		Relative	(1.17)%	(1.64)%	(1.49)%	(2.24)%	(2.00)%
Legg Mason Western Asset Core Plus Global Bond Trust	2/28/1995	Absolute	0.53%	7.54%	10.21%	5.80%	5.83%
Barclays Global Aggregate (AUD Hedged)		Relative	(1.75)%	0.12%	2.30%	(1.51)%	(1.11)%
Western Asset Emerging Markets Debt	10/17/1996	Absolute	(8.07)%	4.04%	12.73%	8.23%	10.40%
JPM EMBI Global		Relative	(1.44)%	(2.24)%	1.23%	(0.07)%	0.87%
Western Asset Global Multi Strategy Fund	8/31/2002	Absolute	(3.22)%	2.83%	8.52%	5.38%	7.23%
50% Bar. Global Agg./25% Bar. HY 2%/25% JPM EMBI +		Relative	(1.61)%	(2.14)%	(0.79)%	(1.17)%	(0.90)%
Legg Mason Brandywine Global Fixed Income	9/30/2003	Absolute	(4.04)%	3.75%	7.57%	4.87%	5.32%
Citi World Gov't Bond		Relative	(0.04)%	2.51%	5.29%	0.72%	0.66%
Legg Mason Brandywine Global Opportunities Bond	11/1/2006	Absolute	(3.92)%	5.45%	9.92%	n/a	6.87%
Citi World Gov't Bond		Relative	0.08%	4.20%	7.64%	n/a	2.52%

Liquidity
Western Asset Institutional Liquid Reserves Ltd.	12/31/1989	Absolute	0.10%	0.15%	0.28%	1.91%	3.60%
Citi 3-Month T-Bill		Relative	0.05%	0.09%	0.18%	0.32%	0.31%

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

Operating Revenues
The components of total operating revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended December 31,
	2013	2012	$ Change	% Change
Investment advisory fees:
Separate accounts	$197.3	$181.8	$15.5	8.5%
Funds	381.0	360.8	20.2	5.6
Performance fees	50.8	46.4	4.4	9.5
Distribution and service fees	88.3	83.1	5.2	6.3
Other	2.7	1.8	0.9	50.0
Total operating revenues	$720.1	$673.9	$46.2	6.9%

Total operating revenues for the three months ended December 31, 2013, were $720.1 million, an increase of 6.9% from $673.9 million in the three months ended December 31, 2012. This increase was primarily due to a 3% increase in average long-term AUM. Average AUM advisory revenue yields were 34.2 basis points in the three months ended December 31, 2013, as compared to 33.2 basis points in the three months ended December 31, 2012. The increase in average AUM advisory revenue yields was the result of a more favorable average asset mix, with equity assets, which generally earn higher fees than fixed income and liquidity assets, comprising a higher percentage of our total average AUM for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012.

Investment advisory fees from separate accounts increased $15.5 million, or 8.5%, to $197.3 million. Of this increase, $8.2 million was the result of higher average equity assets managed by ClearBridge and $6.4 million was the result of higher revenues at Permal, including those resulting from the acquisition of Fauchier in March 2013.  These increases were offset in part by a decrease of $3.1 million due to lower average equity assets managed by Batterymarch.

Investment advisory fees from funds increased $20.2 million, or 5.6%, to $381.0 million. Of this increase, $34.8 million was due to higher average equity assets managed at ClearBridge and Royce, offset in part by a decrease of $16.7 million due to lower average fixed income assets managed by Western Asset.

Of our total AUM as of December 31, 2013 and 2012, approximately 6% was in accounts that were eligible to earn performance fees. Performance fees increased $4.4 million to $50.8 million, primarily due to a $38.0 million increase in fees earned on assets managed at Permal, including those resulting from the Fauchier acquisition, with the significant portion of the increase related to annual calendar year-end locks. This increase was substantially offset by the impact of $32.0 million of fees received by Western Asset in the prior year period, related to the wind-down of its participation in the U.S. Treasury's Public-Private Investment Program ("PPIP").

Distribution and service fees increased $5.2 million, or 6.3%, to $88.3 million, primarily as the result of an increase in average mutual fund AUM subject to distribution and service fees.

Operating Expenses
The components of total operating expenses, and the dollar and percentage changes between periods were as follows:

	Three Months Ended December 31,
	2013	2012	$ Change	% Change
Compensation and benefits	$322.6	$308.2	$14.4	4.7%
Distribution and servicing	148.8	143.4	5.4	3.8
Communications and technology	38.7	38.4	0.3	0.8
Occupancy	30.9	31.1	(0.2)	(0.6)
Amortization of intangible assets	4.2	3.5	0.7	20.0
Impairment of intangible assets	—	734.0	(734.0)	n/m
Other	53.3	48.6	4.7	9.7
Total operating expenses	$598.5	$1,307.2	$(708.7)	(54.2)%
n/m - not meaningful

Operating expenses for the three months ended December 31, 2013 and 2012, incurred at the investment management affiliate level, comprised approximately 70% of total operating expenses in each period, excluding the impairment charges in the prior year period, which are deemed to be corporate expenses. The remaining operating expenses are comprised of corporate and internal global distribution costs.

The components of total compensation and benefits (in millions) were as follows:

	Three Months Ended December 31,
	2013	2012	$ Change	% Change
Salaries and incentives	$260.2	$249.2	$11.0	4.4%
Benefits and payroll taxes	48.8	51.8	(3.0)	(5.8)
Management transition compensation costs	1.0	2.4	(1.4)	(58.3)
Other	12.6	4.8	7.8	162.5
Total compensation and benefits	$322.6	$308.2	$14.4	4.7%

Total compensation and benefits increased 4.7% to $322.6 million;

•	Salaries and incentives increased $11.0 million, principally due to an $8.1 million increase in incentive-based compensation at investment affiliates, primarily as a result of increased revenues.

•
Benefits and payroll taxes decreased $3.0 million, primarily as a result of a $6.0 million reduction in compensation expense associated with certain deferred compensation plans, including the impact of $3.8 million of expense in the prior year period resulting from the accelerated vesting of certain awards. This reduction was offset in part by an increase in costs associated with certain employee benefit plans.

•
Management transition compensation costs in both periods primarily represent non-cash amortization expense related to retention awards granted to certain executives and key employees in the prior year.

•
Other compensation and benefits increased $7.8 million due to a $4.9 million increase in severance expense related to the corporate initiatives discussed above and a $2.8 million increase in deferred compensation and revenue-share based incentive obligations resulting from an increase in net market gains on assets invested for deferred compensation plans and seed capital investments, which were partially offset by corresponding increases in Other non-operating income (expense).

Compensation as a percentage of operating revenues decreased to 44.8% from 45.7% in the prior year period, primarily due to the impact of the wind-down of Western Asset's participation in the PPIP in the prior year period.

Distribution and servicing expenses increased 3.8% to $148.8 million, primarily due to higher average AUM in certain products for which we pay fees to third-party distributors.

Communications and technology expense remained relatively flat at $38.7 million, as slight increases in market data and telephone expenses were substantially offset by a reduction in technology maintenance costs.

Occupancy expense remained relatively flat at $30.9 million, as a $1.6 million decrease in rent and other occupancy-related operating expenses and a $0.3 million decrease in depreciation on furniture and leaseholds were substantially offset by a $1.8 million increase in lease reserves, primarily related to the corporate initiatives discussed above.

Impairment of intangible assets was $734.0 million in the three months ended December 31, 2012. The impairment charges related to our domestic mutual fund contracts asset, Permal funds-of-hedge funds contracts asset, and Permal trade name. The impairment charges resulted from a number of trends and factors, which resulted in a reduction of the projected cash flows and our overall assessment of fair value of the assets, such that the domestic mutual fund contracts asset, Permal funds-of-hedge funds contracts asset, and Permal trade name, declined below their carrying values, and accordingly were impaired by $396.0 million, $321.0 million, and $17.0 million, respectively, in the prior year period.

Other expenses increased $4.7 million, or 9.7%, to $53.3 million, primarily due to a $6.2 million increase in expense reimbursements paid to certain mutual funds and a $5.0 million charge for a fair value adjustment to increase the contingent consideration liability related to the acquisition of Fauchier, as the acquired business has performed better than initially projected. These increases were offset in part by a $4.8 million decrease in professional fees and a $1.3 million decrease in franchise taxes.

Non-Operating Income (Expense)
The components of total other non-operating income (expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Three Months Ended December 31,
	2013	2012	$ Change	% Change
Interest income	$1.7	$1.7	$—	—%
Interest expense	(12.7)	(13.6)	0.9	(6.6)
Other income, net	14.6	9.9	4.7	47.5%
Other non-operating income (expense) of consolidated investment vehicles, net	0.7	(3.4)	4.1	n/m
Total other non-operating income (expense)	$4.3	$(5.4)	$9.7	n/m
n/m - not meaningful

Interest income remained relatively flat at $1.7 million, as the impact of lower average interest-bearing investment balances was substantially offset by higher yields earned.

Interest expense decreased 6.6% to $12.7 million, primarily as a result of a $0.7 million decrease due to lower interest rates paid on our outstanding debt balances.

Other income, net, increased $4.7 million, to income of $14.6 million. This increase was primarily due to a $2.8 million increase in net market gains on seed capital investments and assets invested for deferred compensation plans, which are offset by corresponding increases in compensation mentioned above. An increase of $1.1 million in net market gains on corporate investments, which are not offset in compensation, also contributed to the increase.

Other non-operating income (expense) of consolidated investment vehicles ("CIVs"), net, improved $4.1 million to income of $0.7 million, primarily due to net market gains on investments of certain CIVs.

Income Tax Provision (Benefit)
The provision for income taxes was $46.0 million compared to an income tax benefit $180.2 million in the prior year quarter. The effective tax rate was 36.5% for the three months ended December 31, 2013, compared to an effective benefit rate of 28.2% in the prior year quarter. The change in the effective rate was primarily related to a higher relative proportion of pre-tax income (loss) in jurisdictions with higher rates. The impact of CIVs increased the effective tax rate by 0.5 percentage points in the December 2013 quarter and reduced the effective benefit rate by 0.2 percentage points in the December 2012 quarter.

Net Income (Loss) Attributable to Legg Mason, Inc. and Operating Margin
Net Income Attributable to Legg Mason, Inc. for the three months ended December 31, 2013, totaled $81.7 million, or $0.67 per diluted share, compared to Net Loss Attributable to Legg Mason, Inc. of $453.9 million, or $3.45 per diluted share, in the prior year period. This increase was primarily attributable to the impact of the pre-tax impairment charges of $734.0 million ($508.3 million, net of income tax benefits, or $3.86 per diluted share) recorded in the prior year period, as previously discussed. The net impact of increased operating revenues in the current year period, as previously discussed, also contributed to the increase. In addition, Net Income Attributable to Legg Mason, Inc. per diluted share benefited from a reduction in weighted-average shares outstanding as a result of share repurchases. Operating margin was 16.9% for the three months ended December 31, 2013, compared to (94.0)% in the prior year period.

Supplemental Non-GAAP Financial Information
Adjusted Income (see Supplemental Non-GAAP Financial Information defined below) increased to $124.6 million for the three months ended December 31, 2013, from $91.8 million for the three months ended December 31, 2012. Adjusted Income per diluted share increased to $1.03 per diluted share for the three months ended December 31, 2013, from $0.70 per diluted share in the prior year period. Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information defined below), for the three months ended December 31, 2013 and 2012, was 24.1% and 20.4%, respectively. Operating Margin, as Adjusted, for the three months ended December 31, 2013, was reduced by 2.2 percentage points due to expenses recognized during the period related to the previously discussed corporate initiatives.

Nine Months Ended December 31, 2013, Compared to Nine Months Ended December 31, 2012

Assets Under Management
The components of the changes in our AUM (in billions) for the nine months ended December 31, were as follows:

	2013	2012
Beginning of period	$664.6	$643.3
Investment funds, excluding liquidity funds(1)
Subscriptions	39.3	32.4
Redemptions	(45.3)	(34.4)
Separate account flows, net	1.9	(27.1)
Liquidity fund flows, net	4.1	19.2
Net client cash flows	—	(9.9)
Market performance and other (2)	16.2	22.1
Dispositions	(1.3)	(6.6)
End of period	$679.5	$648.9
(1)    Subscriptions and redemptions reflect the gross activity in the funds and include assets transferred between funds and between share classes.

(2)
Includes the negative impact of foreign exchange, primarily on fixed income securities, of $7.0 billion and $3.4 billion, respectively, for the nine months ended December 31, 2013 and 2012. Also includes reinvestment of dividends and other.

AUM increased $14.9 billion, or 2%, from March 31, 2013. The increase in AUM was attributable to $16.2 billion in market appreciation and other, partially offset by the disposition of $1.3 billion related to the sale of a small affiliate. Market performance includes the negative impact of foreign currency exchange fluctuations of $7.0 billion. Net client flows were flat, as liquidity asset class net client inflows of $3.5 billion and fixed income asset class net client inflows of $2.0 billion were offset by equity asset class net outflows of $5.5 billion. Outflows in the equity asset class were primarily in products managed at Royce, Batterymarch and Permal and were partially offset by inflows in products managed at ClearBridge. Equity assets also decreased due to the $1.3 billion disposition related to the sale of a small affiliate.  Fixed income inflows were primarily in products managed by Brandywine and were partially offset by net outflows in products managed at Western Asset, which included $3.3 billion in outflows from the single, low-fee global sovereign mandate client previously discussed.

The component changes in our AUM by asset class (in billions) for the nine months ended December 31 were as follows:

	Equity	Fixed Income	Liquidity	Total
March 31, 2013	$161.8	$365.1	$137.7	$664.6
Investment funds, excluding liquidity funds
Subscriptions	19.9	19.4	—	39.3
Redemptions	(22.6)	(22.7)	—	(45.3)
Separate account flows, net	(2.8)	5.3	(0.5)	2.0
Liquidity fund flows, net	—	—	4.0	4.0
Net client cash flows	(5.5)	2.0	3.5	—
Market performance and other	27.5	(11.5)	0.2	16.2
Dispositions	(1.3)	—	—	(1.3)
December 31, 2013	$182.5	$355.6	$141.4	$679.5

	Equity	Fixed Income	Liquidity	Total
March 31, 2012	$163.4	$356.1	$123.8	$643.3
Investment funds, excluding liquidity funds
Subscriptions	13.1	19.3	—	32.4
Redemptions	(19.0)	(15.4)	—	(34.4)
Separate account flows, net	(12.0)	(14.4)	(0.7)	(27.1)
Liquidity fund flows, net	—	—	19.2	19.2
Net client cash flows	(17.9)	(10.5)	18.5	(9.9)
Market performance and other	—	21.4	0.7	22.1
Dispositions	—	—	(6.6)	(6.6)
December 31, 2012	$145.5	$367.0	$136.4	$648.9

Average AUM by asset class (in billions) for the nine months ended December 31 was as follows:

	2013	% of Total	2012	% of Total	% Change
Equity	$169.6	26%	$151.1	23%	12%
Fixed Income	357.6	54	364.1	57	(2)
Liquidity	132.8	20	125.8	20	6
Total	$660.0	100%	$641.0	100%	3%

AUM by Distribution Channel
The component changes in our AUM by distribution channel (in billions) for the nine months ended December 31, 2013 and 2012, were as follows:

	Global Distribution	Affiliate/Other	Total
March 31, 2013	$232.1	$432.5	$664.6
Net client cash flows, excluding liquidity funds	(1.6)	(2.4)	(4.0)
Liquidity fund flows, net	—	4.0	4.0
Net client cash flows	(1.6)	1.6	—
Market performance and other	12.1	2.8	14.9
December 31, 2013	$242.6	$436.9	$679.5

	Global Distribution	Affiliate/Other	Total
March 31, 2012	$220.6	$422.7	$643.3
Net client cash flows, excluding liquidity funds	1.3	(30.4)	(29.1)
Liquidity fund flows, net	—	19.2	19.2
Net client cash flows	1.3	(11.2)	(9.9)
Market performance and other	(0.2)	22.3	22.1
Dispositions	—	(6.6)	(6.6)
December 31, 2012	$221.7	$427.2	$648.9

Results of Operations

Operating Revenues
The components of total operating revenues (in millions), and the dollar and percentage changes between periods were as follows:

	Nine Months Ended December 31,
	2013	2012	$ Change	% Change
Investment advisory fees:
Separate accounts	$580.0	$547.6	$32.4	5.9%
Funds	1,124.2	1,080.2	44.0	4.1
Performance fees	90.1	65.3	24.8	38.0
Distribution and service fees	259.4	246.6	12.8	5.2
Other	6.7	5.2	1.5	28.8
Total operating revenues	$2,060.4	$1,944.9	$115.5	5.9%

Total operating revenues for the nine months ended December 31, 2013, were $2.06 billion, an increase of 5.9% from $1.94 billion in the nine months ended December 31, 2012. This increase was primarily due to the impact of a 2% increase in average long-term AUM, an increase in average AUM advisory revenue yields, from 33.7 basis points in the nine months ended December 31, 2012, to 34.3 basis points in the nine months ended December 31, 2013, and a $24.8 million increase in performance fees. The increase in average AUM advisory revenue yields was the result of a slightly more favorable average asset mix, with equity assets, which generally earn higher fees than fixed income and liquidity assets, comprising a slightly higher percentage of our total average AUM for the nine months ended December 31, 2013, as compared to the nine months ended December 31, 2012.

Investment advisory fees from separate accounts increased $32.4 million, or 5.9%, to $580.0 million. Of this increase, $21.8 million was the result of higher average equity assets managed by ClearBridge, $18.3 million resulted from higher revenues at Permal, including those resulting from the acquisition of Fauchier in March 2013, and $6.1 million was due to higher average fixed income assets managed by Brandywine.  These increases were offset in part by a decrease of $19.1 million due to lower average equity assets managed by Batterymarch and Legg Mason Global Equities Group.

Investment advisory fees from funds increased $44.0 million, or 4.1%, to $1.12 billion. Of this increase, $57.8 million was due to higher average equity assets managed at ClearBridge and $13.9 million was due to higher average fixed income assets managed at Brandywine, offset in part by a decrease of $30.5 million due to lower average assets managed by Permal.

Performance fees increased $24.8 million to $90.1 million, primarily due to higher fees earned on assets managed at Permal, including those resulting from the Fauchier acquisition, offset in part by the impact of $32.0 million of fees received by Western Asset in the prior year, related to the wind-down of its participation in the PPIP.

Distribution and service fees increased $12.8 million, or 5.2%, to $259.4 million, as the result of an increase in average mutual fund AUM subject to distribution and service fees.

Operating Expenses
The components of total operating expenses, and the dollar and percentage changes between periods were as follows:

	Nine Months Ended December 31,
	2013	2012	$ Change	% Change
Compensation and benefits	$913.0	$881.0	$32.0	3.6%
Distribution and servicing	474.1	458.4	15.7	3.4
Communications and technology	117.1	111.9	5.2	4.6
Occupancy	82.6	88.6	(6.0)	(6.8)
Amortization of intangible assets	11.4	10.5	0.9	8.6
Impairment of intangible assets	—	734.0	(734.0)	n/m
Other	150.6	138.0	12.6	9.1
Total operating expenses	$1,748.8	$2,422.4	$(673.6)	(27.8)%
n/m - not meaningful

Operating expenses for the nine months ended December 31, 2013 and 2012, incurred at the investment management affiliate level, comprised approximately 70% of total operating expenses in each period, excluding the impairment charges in the prior year period, which are deemed to be corporate expenses. The remaining operating expenses are comprised of corporate and internal global distribution costs.

The components of total compensation and benefits (in millions) were as follows:

	Nine Months Ended December 31,
	2013	2012	$ Change	% Change
Salaries and incentives	$722.6	$687.4	$35.2	5.1%
Benefits and payroll taxes	162.2	156.1	6.1	3.9
Management transition compensation costs	3.0	6.5	(3.5)	(53.8)
Other	25.2	31.0	(5.8)	(18.7)
Total compensation and benefits	$913.0	$881.0	$32.0	3.6%

Total compensation and benefits increased 3.6% to $913.0 million;

•
Salaries and incentives increased $35.2 million, principally due to an increase of $20.7 million in incentive-based compensation at investment affiliates, primarily resulting from increased revenues, a $4.8 million increase in severance expense at investment affiliates, and a $4.1 million increase in incentive-based compensation related to distribution personnel, primarily as a result of increased retail sales.

•
Benefits and payroll taxes increased $6.1 million, primarily as a result of a $3.2 million increase in costs associated with certain employee benefit plans and $3.0 million of costs associated with the previously discussed corporate initiatives.

•
Management transition compensation costs in the current year period represent amortization expense related to retention awards granted to certain executives and key employees in the prior year. Costs incurred in the prior year period were primarily associated with our former Chief Executive Officer stepping down in September 2012, and were comprised of $2.0 million in cash severance and $1.8 million of net accelerated amortization of stock based awards. Also included in this line item in the prior year period was $1.7 million of non-cash amortization expense related to the previously discussed retention awards.

•
Other compensation and benefits decreased $5.8 million, primarily due to a $16.8 million decrease in deferred compensation and revenue-share based incentive obligations resulting from a reduction in net market gains on assets invested for deferred compensation plans and seed capital investments, which were partially offset by corresponding decreases in Other non-operating income (expense). These decreases were offset, in part, by a $10.9 million increase in severance expense related to the previously discussed corporate initiatives.

Compensation as a percentage of operating revenues decreased to 44.3% from 45.3% in the prior year period, primarily due to the impact of compensation decreases related to a reduction in net market gains on assets invested for deferred compensation plans and seed capital investments.

Distribution and servicing expenses increased 3.4% to $474.1 million, primarily due to an increase of $14.6 million related to an increase in average AUM in certain products for which we pay fees to third-party distributors.

Communications and technology expense increased 4.6% to $117.1 million, primarily as a result of an increase in market data, telephone, and technology consulting costs.

Occupancy expense decreased 6.8% to $82.6 million, primarily due to a $3.8 million decrease in rent expense, primarily as a result of lease reserves taken on certain vacant space in the prior year; and, a $2.3 million decrease in depreciation on furniture and leaseholds, primarily as a result of the acceleration of depreciation on these items in the fourth quarter of fiscal 2013.

Impairment of intangible assets was $734.0 million in the nine months ended December 31, 2012. The impairment charges related to our domestic mutual fund contracts asset, Permal funds-of-hedge fund contracts asset, and Permal trade name. The impairment charges resulted from a number of trends and factors, which resulted in a reduction of the projected cash flows and our overall assessment of fair value of the assets, such that the domestic mutual fund contracts asset, Permal funds-of-hedge funds contracts asset, and Permal trade name, declined below their carrying values, and accordingly were impaired by $396.0 million, $321.0 million, and $17.0 million, respectively, in the prior year period.

Other expenses increased $12.6 million, or 9.1%, to $150.6 million, primarily due to a $12.1 million increase in expense reimbursements paid to certain mutual funds and a $5.0 million charge for a fair value adjustment to increase the contingent consideration liability related to the acquisition of Fauchier, as the acquired business has performed better than initially projected. These increases were offset in part by a $6.3 million decrease in professional fees.

Non-Operating Income (Expense)
The components of total other non-operating income (expense) (in millions), and the dollar and percentage changes between periods were as follows:

	Nine Months Ended December 31,
	2013	2012	$ Change	% Change
Interest income	$4.7	$5.3	$(0.6)	(11.3)%
Interest expense	(38.6)	(46.9)	8.3	(17.7)
Other income (expense), net	24.3	(34.0)	58.3	n/m
Other non-operating income (expense) of consolidated investment vehicles, net	5.7	(6.1)	11.8	n/m
Total other non-operating income (expense)	$(3.9)	$(81.7)	$77.8	(95.2)%
n/m - not meaningful

Interest income decreased 11.3% to $4.7 million, driven by the impact of lower average interest-bearing investment balances.

Interest expense decreased 17.7% to $38.6 million, primarily as a result of the impact of refinancing the 2.5% Convertible Senior Notes (the "Notes") in May 2012.

Other income (expense), net, improved $58.3 million, to income of $24.3 million, from an expense of $34.0 million in the prior year period. This increase was primarily a result of the impact of a $69.0 million loss on debt extinguishment recognized in connection with the repurchase of the Notes in May 2012, offset in part by a $16.8 million decrease in net market gains on seed capital investments and assets invested for deferred compensation plans, which are offset by corresponding decreases in compensation discussed above.

Other non-operating income (expense) of CIVs, net, improved $11.8 million to income of $5.7 million, from a loss of $6.1 million in the prior year period, primarily due to net market gains on investments of certain CIVs.

Income Tax Provision (Benefit)
The provision for income taxes for the nine months ended December 31, 2013 was $90.9 million compared to an income tax benefit of $168.8 million in the prior year period. The impact of tax rate changes in the Finance Bill 2013 on certain existing deferred tax assets and liabilities resulted in a tax benefit of $19.2 million in the current year period. The prior year period also included a similar U.K. tax benefit of $18.1 million on the revaluation of deferred tax assets and liabilities.

The effective tax rate was 29.6% for the nine months ended December 31, 2013, compared to an effective benefit rate of 30.2% in the prior year period. Changes in the U.K. tax rate impacted the effective tax rate by 6.2 percentage points in the nine months ended December 31, 2013, and 3.2 percentage points in the nine months ended December 31, 2012. CIVs did not impact the effective tax rate for the nine months ended December 31, 2013 and decreased the effective tax rate by 0.4 percentage points for the nine months ended December 31, 2012. Otherwise, the change in the effective rate was primarily related to a higher relative proportion of pre-tax income (loss) in jurisdictions with higher rates, substantially offset by adjustments to deferred tax balances and other reserves.

Net Income (Loss) Attributable to Legg Mason, Inc. and Operating Margin
Net Income Attributable to Legg Mason, Inc. for the nine months ended December 31, 2013, totaled $215.8 million, or $1.75 per diluted share, compared to a net loss of $382.5 million, or $2.84 per diluted share, in the prior year period.  The increase was primarily attributable to the impact of the pre-tax impairment charges of $734.0 million ($508.3 million, net of income tax benefits, or $3.86 per diluted share) recorded in the prior year period, the impact of the $69.0 million pre-tax loss ($44.8 million, net of income tax benefits, or $0.33 per diluted share) on debt extinguishment recognized in connection with the repurchase of the Notes in May 2012 and the net impact of increased operating revenues, as previously discussed. In addition, Net Income Attributable to Legg Mason, Inc. per diluted share benefited from a reduction in weighted-average shares outstanding as a result of share repurchases. Operating margin was 15.1% for the nine months ended December 31, 2013, compared to (24.6)% in the prior year period.

Supplemental Non-GAAP Financial Information
Adjusted Income (see Supplemental Non-GAAP Financial Information defined below) increased to $314.3 million for the nine months ended December 31, 2013, from $280.5 million for the nine months ended December 31, 2012. Adjusted Income per diluted share increased to $2.55 per diluted share for the nine months ended December 31, 2013, from $2.08 per diluted share in the prior year period. Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information defined below), for the nine months ended December 31, 2013 and 2012, was 21.6% and 20.1%, respectively. Operating Margin, as Adjusted, for the nine months ended December 31, 2013, was reduced by 1.3 percentage points due to expenses recognized during the period related to the previously discussed corporate initiatives. In addition, Operating Margin, as Adjusted, for the nine months ended December 31, 2013, was reduced by 1.3 percentage points due to structuring fees related to a closed-end fund launch during the period, while Operating Margin, as Adjusted, for the nine months ended December 31, 2012, was reduced by 0.8 percentage points due to structuring fees related to closed-end fund and REIT launches during that period.

Quarter Ended December 31, 2013, Compared to Quarter Ended September 30, 2013

Results of Operations
Net Income Attributable to Legg Mason, Inc. for the three months ended December 31, 2013, was $81.7 million, or $0.67 per diluted share, compared to $86.3 million, or $0.70 per diluted share, in the three months ended September 30, 2013. Operating revenues increased 7.5%, from $669.9 million in the three months ended September 30, 2013, to $720.1 million in the three months ended December 31, 2013. This increase was primarily due to a $33.4 million increase in performance fees, with the significant portion of the increase related to annual calendar year-end locks at Permal, including those related to Fauchier. A 3% increase in average long-term AUM also contributed to the increase. Average AUM advisory yields remained relatively unchanged at 34.2 basis points for the three months ended December 31, 2013, as compared to 34.4 basis points for the three months ended September 30, 2013.

Operating expenses increased 6.2%, from $563.5 million in the three months ended September 30, 2013, to $598.4 million in the three months ended December 31, 2013, driven by a $26.7 million increase in incentive-based compensation at investment affiliates, primarily as a result of increased revenues. Severance and other costs related to the previously discussed corporate initiatives were $12.3 million in the three months ended December 31, 2013, as compared to $9.5 million in the three months ended September 30, 2013. The previously discussed $5.0 million charge associated with a fair value adjustment to increase the contingent consideration liability related to the Fauchier acquisition also contributed to the increase in operating expenses.

Total other non-operating income (expense) increased $3.8 million, from income of $0.5 million for the three months ended September 30, 2013, to income of $4.3 million for the three months ended December 31, 2013. This increase was primarily the result of net market gains on corporate investments, as well as, the impact of a $1.8 million loss on the sale of a small affiliate recognized in the prior quarter.

The income tax provision as of September 30, 2013 of $19.2 million includes the impact of tax rate changes in the Finance Bill 2013 on certain existing deferred tax assets and liabilities, which resulted in a $19.2 million tax benefit ($0.16 per diluted share) in the quarter ended September 30, 2013. No such benefit was recognized in the quarter ended December 31, 2013.

Operating margin was 16.9% for the three months ended December 31, 2013, compared to 15.9% for the three months ended September 30, 2013.

Adjusted Income (see Supplemental Non-GAAP Financial Information defined below) was $124.6 million, or $1.03 per diluted share, for the three months ended December 31, 2013, compared to $104.5 million, or $0.85 per diluted share, for the three months ended September 30, 2013. Operating Margin, as Adjusted (see Supplemental Non-GAAP Financial Information defined below), for the three months ended December 31, 2013 and September 30, 2013, was 24.1% and 22.3%, respectively.

Supplemental Non-GAAP Financial Information
As supplemental information, we are providing performance measures that are based on methodologies other than generally accepted accounting principles (“non-GAAP”) for "Adjusted Income" and "Operating Margin, As Adjusted" that management uses as benchmarks in evaluating and comparing our period-to-period operating performance.

Adjusted Income
We define "Adjusted Income" as Net Income (Loss) Attributable to Legg Mason, Inc., plus amortization and deferred taxes related to intangible assets and goodwill, imputed interest and tax benefits on contingent convertible debt less deferred income taxes on goodwill and indefinite-life intangible asset impairments, if any. We also adjust for non-core items that are not reflective of our economic performance, such as intangible asset impairments, the impact of fair value adjustments of contingent consideration liabilities, if any, the impact of tax rate adjustments on certain deferred tax liabilities related to indefinite-life intangible assets, and loss on extinguishment of contingent convertible debt.

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

Adjusted Income only considers adjustments for certain items that relate to operating performance and comparability, and therefore, is most readily reconcilable to Net Income (Loss) Attributable to Legg Mason, Inc. determined under GAAP. This measure is provided in addition to Net Income (Loss) Attributable to Legg Mason, Inc., but is not a substitute for Net Income (Loss) Attributable to Legg Mason, Inc. and may not be comparable to non-GAAP performance measures, including measures of adjusted earnings or adjusted income, of other companies. Further, Adjusted Income is not a liquidity measure and should not be used in place of cash flow measures determined under GAAP. Fair value adjustments of contingent consideration liabilities may or may not provide a tax benefit, depending on the tax attributes of the acquisition transaction. Our current fair value adjustment of the contingent consideration liability does not provide a current tax benefit. We consider Adjusted Income to be useful to investors because it is an important metric in measuring the economic performance of asset management companies, as an indicator of value, and because it facilitates comparison of our operating results with the results of other asset management firms that have not issued/extinguished contingent convertible debt or made significant acquisitions.

In calculating Adjusted Income, we adjust for the impact of the amortization of management contract assets and impairment of indefinite-life intangible assets, and add (subtract) the impact of fair value adjustments on contingent consideration liabilities, if any, all of which arise from acquisitions, to Net Income (Loss) Attributable to Legg Mason, Inc. to reflect the fact that these items distort comparisons of our operating results with the results of other asset management firms that have not engaged in significant acquisitions. Deferred taxes on indefinite-life intangible assets and goodwill include actual tax benefits from amortization deductions that are not realized under GAAP absent an impairment charge or the disposition of the related business. Because we fully expect to realize the economic benefit of the current period tax amortization, we add this benefit to Net Income (Loss) Attributable to Legg Mason, Inc. in the calculation of Adjusted Income. However, because of our net operating loss carry-forward, we will receive the benefit of the current tax amortization over time. Conversely, we subtract the non-cash income tax benefits on goodwill and indefinite-life intangible asset impairment charges and United Kingdom tax rate adjustments on excess book basis on certain acquired indefinite-life intangible assets, if applicable, that have been recognized under GAAP. We also add back non-cash imputed interest and the extinguishment loss on contingent convertible debt adjusted for amounts allocated to the conversion feature, as well as adding the actual tax benefits on the imputed interest that are not realized under GAAP. These adjustments reflect that these items distort comparisons of our operating results to other periods and the results of other asset management firms that have not engaged in significant acquisitions, including any related impairments, or issued/extinguished contingent convertible debt.

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

A reconciliation of Net Income (Loss) Attributable to Legg Mason, Inc. to Adjusted Income (in thousands except per share amounts) is as follows:

	Three Months Ended
	December 31, 2013	September 30, 2013	December 31, 2012
Net Income (Loss) Attributable to Legg Mason, Inc.	$81,734	$86,288	$(453,870)
Plus (less):
Amortization of intangible assets	4,170	3,624	3,505
Impairment of intangible assets	—	—	734,000
Contingent consideration fair value adjustment	5,000	—	—
Deferred income taxes on intangible assets:
Impairment charges	—	—	(225,748)
Tax amortization benefit	33,706	33,737	33,865
U.K. tax rate adjustment	—	(19,164)	—
Adjusted Income	$124,610	$104,485	$91,752
Net Income (Loss) per diluted share Attributable to Legg Mason, Inc. common shareholders	$0.67	$0.70	$(3.45)
Plus (less):
Amortization of intangible assets	0.04	0.03	0.03
Impairment of intangible assets	—	—	5.58
Contingent consideration fair value adjustment	0.04	—	—
Deferred income taxes on intangible assets:
Impairment charges	—	—	(1.72)
Tax amortization benefit	0.28	0.28	0.26
U.K. tax rate adjustment	—	(0.16)	—
Adjusted Income per diluted share	$1.03	$0.85	$0.70

	Nine Months Ended
	December 31, 2013	December 31, 2012
Net Income (Loss) Attributable to Legg Mason, Inc.	$215,837	$(382,531)
Plus (less):
Amortization of intangible assets	11,418	10,514
Loss on extinguishment of 2.5% senior notes	—	734,000
Impairment of intangible assets	—	54,873
Contingent consideration fair value adjustment	5,000	—
Deferred income taxes on intangible assets:
Impairment charges	—	(225,748)
Tax amortization benefit	101,179	101,611
U.K. tax rate adjustment	(19,164)	(18,075)
Imputed interest on convertible debt (2.5% senior notes)	—	5,839
Adjusted Income	$314,270	$280,483
Net Income (Loss) per diluted share Attributable to Legg Mason, Inc. common shareholders	$1.75	$(2.84)
Plus (less):
Amortization of intangible assets	0.09	0.08
Loss on extinguishment of 2.5% senior notes	—	0.41
Impairment of intangible assets	—	5.45
Contingent consideration fair value adjustment	0.04	—
Deferred income taxes on intangible assets:
Impairment charges	—	(1.68)
Tax amortization benefit	0.82	0.75
U.K. tax rate adjustment	(0.15)	(0.13)
Imputed interest on convertible debt (2.5% senior notes)	—	0.04
Adjusted Income per diluted share	$2.55	$2.08

Operating Margin, as Adjusted
We calculate "Operating Margin, as Adjusted," by dividing (i) Operating Income (Loss), adjusted to exclude the impact on compensation expense of gains or losses on investments made to fund deferred compensation plans, the impact on compensation expense of gains or losses on seed capital investments by our affiliates under revenue sharing agreements, amortization related to intangible assets, transition-related costs of streamlining our business model, if any, income (loss) of CIVs, the impact of fair value adjustments of contingent consideration liabilities, if any, and impairment charges by (ii) our operating revenues, adjusted to add back net investment advisory fees eliminated upon consolidation of investment vehicles, less distribution and servicing expenses which we use as an approximate measure of revenues that are passed through to third parties, which we refer to as "Operating Revenues, as Adjusted." The compensation items, other than transition-related costs, are removed from Operating Income (Loss) in the calculation because they are offset by an equal amount in Other non-operating income (expense), and thus have no impact on Net Income (Loss) Attributable to Legg Mason, Inc. We adjust for the impact of the amortization of management contract assets and the impact of fair value adjustments of contingent consideration liabilities, if any, which arise from acquisitions to reflect the fact that these items distort comparison of our operating results with the results of other asset management firms that have not engaged in significant acquisitions. Transition-related costs, if any, impairment charges and income (loss) of CIVs are removed from Operating Income (Loss) in the calculation because these items are not reflective of our core asset management operations. We use Operating Revenues, as Adjusted in the calculation to show the operating margin without distribution and servicing expenses, which we use to approximate our distribution revenues that are passed through to third parties as a direct cost of selling our products, although distribution and servicing expenses may include commissions paid in connection with the launching of closed-end funds for which there is no corresponding revenue in the period. Operating Revenues, as Adjusted, also include our advisory revenues we receive from CIVs that are eliminated in consolidation under GAAP.

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

Effective April 1, 2013, we revised our definition of Operating Margin, as Adjusted, to add back the amortization of intangible assets. We have applied this change to all periods presented. The impact on results for the three and nine months ended December 31, 2012 were increases of 0.6 percentage points and 0.7 percentage points, respectively.

The calculation of Operating Margin and Operating Margin, as Adjusted, is as follows (dollars in thousands):

	Three Months Ended
	December 31, 2013	September 30, 2013	December 31, 2012
Operating Revenues, GAAP basis	$720,092	$669,852	$673,900
Plus (less):
Operating revenues eliminated upon consolidation of investment vehicles	499	523	606
Distribution and servicing expense excluding consolidated investment vehicles	(148,788)	(155,134)	(143,393)
Operating Revenues, as Adjusted	$571,803	$515,241	$531,113

Operating Income (Loss), GAAP basis	$121,652	$106,366	$(633,323)
Plus:
Gains on deferred compensation and seed investments	6,508	4,176	3,689
Impairment of intangible assets	—	—	734,000
Contingent consideration fair value adjustment	5,000	—	—
Amortization of intangible assets	4,170	3,624	3,505
Operating income and expenses of consolidated investment vehicles	640	648	705
Operating Income, as Adjusted	$137,970	$114,814	$108,576

Operating Margin, GAAP basis	16.9%	15.9%	(94.0)%
Operating Margin, as Adjusted	24.1	22.3	20.4

	Nine Months Ended
	December 31, 2013	December 31, 2012
Operating Revenues, GAAP basis	$2,060,361	$1,944,887
Plus (less):
Operating revenues eliminated upon consolidation of investment vehicles	1,637	1,780
Distribution and servicing expense excluding consolidated investment vehicles	(474,097)	(458,325)
Operating Revenues, as Adjusted	$1,587,901	$1,488,342

Operating Income (Loss), GAAP basis	$311,552	$(477,512)
Plus:
Gains on deferred compensation and seed investments	12,556	29,315
Impairment of intangible assets	—	734,000
Contingent consideration fair value adjustment	5,000	—
Amortization of intangible assets	11,418	10,514
Operating income and expenses of consolidated investment vehicles	1,960	2,197
Operating Income, as Adjusted	$342,486	$298,514

Operating Margin, GAAP basis	15.1%	(24.6)%
Operating Margin, as Adjusted	21.6	20.1

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

Our assets consist primarily of intangible assets, goodwill, cash and cash equivalents, investment securities, and investment advisory and related fee receivables. Our assets have been principally funded by equity capital, long-term debt and the results of our operations. At December 31, 2013, cash and cash equivalents, total assets, long-term debt and stockholders' equity were $0.8 billion, $7.0 billion, $1.2 billion and $4.7 billion, respectively. The total assets and long-term debt amounts above include amounts related to CIVs of $0.2 billion and $0.1 billion, respectively.

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

The following table summarizes our Consolidated Statements of Cash Flows for the nine months ended December 31 (in millions):

	2013	2012
Cash flows provided by operating activities	$315.3	$89.7
Cash flows provided by investing activities	51.3	14.9
Cash flows used in financing activities	(477.8)	(579.9)
Effect of exchange rate changes	(16.5)	(1.3)
Net decrease in cash and cash equivalents	(127.7)	(476.6)
Cash and cash equivalents, beginning of period	933.0	1,382.3
Cash and cash equivalents, end of period	$805.3	$905.7

Cash inflows provided by operating activities during the nine months ended December 31, 2013, were $315.3 million, primarily related to Net Income, adjusted for non-cash items, offset in part by net purchases of trading and other current investments.  Cash inflows provided by operating activities during the nine months ended December 31, 2012, were $89.7 million, primarily related to net sales of trading and other current investments and Net Loss, adjusted for non-cash items, offset in part by the allocation of extinguished debt repayment and payments for accrued and deferred compensation.

Cash inflows provided by investing activities during the nine months ended December 31, 2013, were $51.3 million, primarily related to net activity related to CIVs of $93.5 million, offset in part by payments made for fixed assets and an increase in restricted cash, primarily related to litigation settlements.  Cash inflows provided by investing activities during the nine months ended December 31, 2012, were $14.9 million, primarily related to net activity related to CIVs, offset in part by payments made for fixed assets.

Cash outflows used in financing activities during the nine months ended December 31, 2013, were $477.8 million, primarily related to the repurchase of 7.6 million shares of our common stock for $270.0 million, net activity related to CIVs of $117.3 million, the repayment of long-term debt of $50.4 million, and dividends paid of $46.3 million. Cash outflows used in financing activities during the nine months ended December 31, 2012, were $579.9 million, primarily related to the repurchase of 12.5 million shares of our common stock for $316.6 million, the reduction of short-term debt of $250 million, and dividends paid of $55.3 million, offset in part by net proceeds from the repayment and subsequent issuance of long-term debt of $94.0 million.

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

As described above, we currently project that our cash flows from operating activities will be sufficient to fund our liquidity needs. As of December 31, 2013, we had over $450 million in cash and cash equivalents in excess of our working capital requirements. In accordance with our capital plan, we intend to utilize up to 65% of cash generated from future operations to purchase shares of our common stock. As of December 31, 2013, we also had an undrawn $500 million revolving credit facility which can be increased by $250 million, subject to lender approval, expiring June 2017. We do not currently expect to raise additional debt or equity financing over the next 12 months, other than to refinance existing facilities. However, there can be no assurances of these expectations as our projections could prove to be incorrect, events may occur that require additional liquidity, such as an acquisition opportunity or an opportunity to refinance indebtedness, or market conditions might significantly worsen, affecting our results of operations and generation of available cash. If these events result in our operations and available cash being insufficient to fund liquidity needs, we would likely seek to manage our available resources by taking actions such as reducing future share repurchases, additional cost-cutting, reducing our expected expenditures on investments, selling assets (such as investment securities), repatriating earnings from foreign subsidiaries, or modifying arrangements with our affiliates and/or employees. Should these types of actions prove insufficient, or should a large acquisition or refinancing opportunity arise, we may seek to raise additional equity or debt.

At December 31, 2013, our total cash and cash equivalents of $805 million included $271 million held by foreign subsidiaries. In the prior year, we initiated a plan to repatriate accumulated foreign earnings over the next several years, for which deferred taxes have been previously accrued. We still intend to repatriate $240 million of these funds in order to increase our cash available in the U.S. for general corporate purposes. No further repatriation of accumulated prior period foreign earnings is currently planned. However, if circumstances change, we will provide for and pay any applicable U.S. taxes in connection with any further repatriation of offshore funds. It is not practical at this time to determine the income tax liability that would result from any further repatriation of accumulated foreign earnings.

On January 28, 2014, the Board of Directors approved a regular quarterly cash dividend in the amount of $0.13 per share, payable on April 14, 2014.

See Note 13 of Notes to Consolidated Financial statements for subsequent events related to our debt refinancing, including the issuance of $400 million of 5.625% senior notes due 2044, the net proceeds of which, together with cash on hand, were used to repay the $450 million of outstanding borrowings under our five-year term loan. Although we will incur additional interest expense of approximately $15 million per year over the current level of interest expense as a result of the refinancing, the refinancing allows us to lock in long-term debt capital at current low interest rates. Also, in January 2014, we entered into a $250 million incremental revolving credit facility, which was contemplated in, and is in addition to the $500 million revolving credit facility available under, the existing credit agreement.

Contractual and Contingent Obligations
We have contractual obligations to make future payments, principally in connection with our long-term debt, non-cancelable lease agreements, acquisition agreements and service agreements. See Notes 6 and 8 of Notes to Consolidated Financial Statements for additional disclosures related to our commitments.

The following table sets forth these contractual obligations (in millions) by fiscal year, as of December 31, 2013, and excludes contractual obligations of CIVs, as we are not responsible or liable for these obligations:

	Remaining 2014	2015	2016	2017	2018	Thereafter	Total
Contractual Obligations
Long-term borrowings by contract maturity(1)	$—	$50.4	$50.0	$50.0	$300.0	$650.0	$1,100.4
Interest on long-term borrowings and credit facility commitment fees(1)	2.3	43.7	42.9	42.0	37.2	53.6	221.7
Minimum rental and service commitments	35.9	127.2	110.7	96.0	86.5	423.5	879.8
Total Contractual Obligations	38.2	221.3	203.6	188.0	423.7	1,127.1	2,201.9
Contingent Obligation
Payments related to business acquisition(2)	—	25.0	—	33.0	—	—	58.0
Total Contractual and Contingent Obligations(3)(4)(5)(6)	$38.2	$246.3	$203.6	$221.0	$423.7	$1,127.1	$2,259.9

(1)	Excludes long-term borrowings of the consolidated CLO of $94.4 million and interest on these long-term borrowings, as applicable.

(2)
The amount of contingent payments reflected for any year represents the maximum amount that could be payable, using the exchange rate between the British pound and U.S. dollar as of December 31, 2013, at the earliest possible date under the terms of the business purchase agreement. The contingent obligation had a fair value of $28.9 million as of December 31, 2013.

(3)
The table above does not include approximately $35.4 million in capital commitments to investment partnerships in which Legg Mason is a limited partner. These obligations will be funded, as required, through the end of the commitment periods through fiscal 2021.

(4)
The table above does not include amounts for uncertain tax positions of $51.3 million (net of the federal benefit for state tax liabilities), because the timing of any related cash outflows cannot be reliably estimated.

(5)	The table above does not include redeemable noncontrolling interests, primarily related to CIVs, of $21.1 million, because the timing of any related cash outflows cannot be reliably estimated.

(6)
The table above excludes potential obligations arising from the $1.8 million vesting of awards under the management equity plan with key employees of Permal due to the uncertainty of the timing and amounts ultimately payable.

Critical Accounting Policies
The following critical accounting policy has been updated from our Annual Report on Form 10-K for the year ended March 31, 2013.

Intangible Assets and Goodwill

Balances as of December 31, 2013 are as follows (in $000s):

Amortizable asset management contracts	$10,909
Indefinite-life intangible assets	3,102,989
Trade names	52,800
Goodwill	1,240,735
$4,407,433

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

Given the relative significance of our intangible assets and goodwill to our consolidated financial statements, on a quarterly basis we consider if triggering events have occurred that may indicate a significant change in fair values. Triggering events may include significant adverse changes in our business, legal or regulatory environment, loss of key personnel, significant business dispositions, or other events, including changes in economic arrangements with our affiliates that will impact future operating results. If a triggering event has occurred, we perform quantitative tests, which include critical reviews of all significant assumptions, to determine if any intangible assets or goodwill are impaired. If we have not qualitatively concluded that it is more likely than not that the respective fair values exceed the related carrying values, we perform these tests for indefinite-life intangible assets and goodwill annually at December 31.

We completed our annual impairment tests of goodwill and indefinite-life intangible assets during the quarter ended December 31, 2013, and determined that there was no impairment in the value of these assets as of December 31, 2013. As a result of uncertainty regarding future market conditions, assessing the fair value of the reporting unit and intangible assets requires management to exercise significant judgment.

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

The estimated remaining useful lives of amortizable intangible assets currently range from one to five years with a weighted-average life of approximately 3.4 years.

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

Contracts that are managed and operated as a single unit, such as contracts within the same family of funds, are reviewed in aggregate and are considered interchangeable because investors can transfer between funds with limited restrictions. Similarly, cash flows generated by new funds added to the fund group are included when determining the fair value of the intangible asset. The Fauchier acquisition completed by Permal in March 2013 included a funds-of-hedge fund business, which, as intended, has been merged with the existing Permal fund business through common management, shared resources (including infrastructure, employees and processes) and co-branding initiatives. Accordingly, the related carrying values and cash flows of these funds have been aggregated for impairment testing.

Projected cash flows are based on annualized cash flows for the applicable contracts projected forward 40 years, assuming annual cash flow growth from estimated net client flows and projected market performance. To estimate the projected cash flows, projected growth rates by affiliate are used to project their AUM. Cash flow growth rates consider estimates of both AUM flows and market expectations by asset class (equity, fixed income and liquidity) and by investment manager based upon, among other things, historical experience and expectations of future market and investment performance from internal and external sources. Currently, our market growth assumptions are 6% for equity, 3% for fixed income, and 0% for liquidity products, with a general assumption of 2% organic growth for all products, subject to exceptions for organic growth (contraction) in near-term periods.

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

Consistent with standard valuation practices for taxable transactions, the projected discounted cash flow analysis also factors in a tax benefit value, as appropriate. This tax benefit represents the discounted tax savings a third party that purchased an asset on a given valuation date would receive from future tax deductions for the amortization of the purchase price over 15 years.

The domestic mutual fund contracts acquired in the Citigroup Asset Management (“CAM”) transaction of $2,106 million, account for approximately 65% of our indefinite-life intangible assets. As of December 31, 2013, approximately $138 billion of AUM, primarily managed by ClearBridge and Western Asset, are associated with this asset, with approximately 40% in equity AUM and 30% in each of long-term fixed AUM and liquidity AUM. Although our domestic mutual funds overall have maintained strong recent market performance, previously disclosed uncertainties regarding market conditions and asset flows and more recent assessments of related risk, including risks related to potential regulatory changes in the liquidity business, are reflected in our projected discounted cash flow analyses. Based on our projected discounted cash flow analyses, the related fair value exceeded its carrying value by approximately $450 million. For our impairment test, cash flows from the domestic mutual fund contracts are assumed to have annual growth rates that average approximately 6%, but given current uncertainties, reflect only moderate AUM inflows in years 1 and 2. Projected cash flows of the domestic mutual fund contracts are discounted at 14.0%, reflecting the business factors noted above. Year-to-date results generally compare favorably to the growth assumptions related to the domestic mutual fund contracts asset impairment testing at December 31, 2012.

We believe that investment performance also has a significant influence on our domestic mutual fund contract long-term flows, and that continued out-performance will favorably impact our flows. In aggregate, 82% of our domestic mutual fund long-term AUM is in funds that have outpaced their three-year Lipper category average at September 30, 2013, which compares to 33% at September 30, 2008. Generally, there tends to be a four to five-year lag before improved investment performance results in increased asset flows. In addition, we believe a recent reorganization of our distribution platform, which provides an improved focus on the growth of our business, has also favorably impacted our flows. The improvement in investment performance has assisted distribution personnel in selling more products. As a result of improved performance and the reorganization of the distribution platform, our U.S. distribution group has had net inflows for the nine months through September 30, 2013. The performance and flow trends did not change significantly as of December 31, 2013.

Assuming all other factors remain the same, our actual results and/or changes in assumptions for the domestic mutual fund contracts cash flow projections over the long-term would have to deviate approximately 20% or more from previous projections, or the discount rate would have to be raised from 14.0% to 16.0%, for the asset to be deemed impaired. Given the current uncertainty regarding future market conditions, it is reasonably possible that fund performance, flows and AUM levels may decrease in the near term such that actual cash flows from the domestic mutual funds contracts could deviate from the projections by approximately 20% or more and the asset could be deemed to be impaired by a material amount.

The Permal funds-of-hedge funds contracts of $692 million account for approximately 20% of our indefinite-life intangible assets. Permal has experienced recent outflows and increased risk associated with its business. The past several years have seen declines in the traditional high net worth client fund-of-hedge funds business, Permal's historical focus, which Permal has offset to some extent with new institutional business. Despite these factors, the impact of the acquired Fauchier business, which has experienced better revenues, including performance fees, than originally projected, contributed to actual results which marginally exceeded previous projections for the Permal funds-of-hedge funds contracts used in the asset impairment testing at December 31, 2012. As a result of continued risk with its business, in our December 2013 testing, the near-term growth assumptions for these contracts were reduced. Further, fund-of-hedge fund managers are subject to unique market and regulatory influences, adding additional uncertainty to our estimates.

Based upon our projected discounted cash flow analyses, the fair value of the Permal funds-of-hedge funds contracts asset exceeded its carrying value by $70 million. Cash flows on the Permal funds-of-hedge funds contracts are assumed to have an average annual growth rate of approximately 7%. However, given current experience, projected cash flows reflect moderate AUM outflows in year 1, and no net AUM flows in year 2, trending to moderate AUM inflows in year 3. Investment performance, including its expected impact on future asset flows, is a significant factor in our growth projections for the Permal funds-of-hedge funds contracts. Our market performance projections are supported by the fact that Permal's two largest funds that comprise approximately half of the contracts asset AUM have 10-year average returns exceeding 5%. Our market projections are further supported by industry statistics. The projected cash flows from the Permal funds-of-hedge funds contracts are discounted at 15.5%, reflecting the factors noted above.

Assuming all other factors remain the same, our actual results and/or changes in assumptions for the Permal funds-of-hedge funds contracts cash flow projections over the long-term would have to deviate approximately 10% or more from previous projections, or the discount rate would have to be raised from 15.5% to 16.5%, for the asset to be deemed impaired. Given the current uncertainty regarding future market conditions, it is reasonably possible that fund performance, flows and AUM levels may decrease in the near term such that actual cash flows from the Permal funds-of-hedge funds contracts could deviate from the projections by approximately 10% or more and the asset could be deemed to be impaired by a material amount.

Trade names account for 2% of indefinite-life intangible assets and are primarily related to Permal. We tested these intangible assets using assumptions similar to those described above for indefinite-life contracts. The resulting fair values of the trade names significantly exceeded the related carrying amounts.

Goodwill

Goodwill is evaluated at the reporting unit level and is considered for impairment when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. In estimating the implied fair value of the reporting unit, we use valuation techniques based on discounted projected cash flows and EBITDA multiples, similar to techniques employed in analyzing the purchase price of an acquisition. Legg Mason continues to be managed as one Global Asset Management operating segment. Internal management reporting of discrete financial information regularly received by the chief operating decision maker, our Chief Executive Officer, is at the consolidated Global Asset Management business level. As a result, goodwill is recorded and evaluated at one Global Asset Management reporting unit level. Our Global Asset Management reporting unit consists of the operating businesses of our asset management affiliates and our centralized global distribution operations. In our impairment testing process, all consolidated assets (except for certain tax benefits) and liabilities are allocated to our single Global Asset Management reporting unit. Similarly, the projected operating results of the reporting unit include our holding company corporate costs and overhead, including costs associated with executive management, finance, human resources, legal and compliance, internal audit and other central corporate functions.

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

Discount rates are based on appropriately weighted estimated costs of debt using a market participant perspective, also consistent with the methodology discussed above for indefinite-life intangible assets. For our impairment test during the quarter-ended December 31, 2013, the projected cash flows were discounted at 14.5% to determine their present value, reflecting the company/asset specific factors noted above.

We also perform a market-based valuation of our reporting unit value, which applies an average of EBITDA multiples paid in change of control transactions for peer companies to our EBITDA. The observed average EBITDA multiple utilized was 11.0x, from 11 asset management transactions dated January 2010 through December 2012. The results of our two estimates of value for the reporting unit (the discounted cash flow and EBITDA multiple analyses) are compared and any significant difference is assessed to determine the reasonableness of each value and whether any adjustment to either result is warranted. Once the values are accepted, the appropriately weighted average of the two reporting unit valuations (the discounted cash flow and EBITDA multiple analyses) is used as the implied fair value of our Global Asset Management reporting unit, which at December 31, 2013, exceeds the carrying value by a material amount. Considering the relative merits of the details involved in each valuation process, we used an equal weighting of the two values for the December 2013 testing.

We further assess the accuracy of the reporting unit value determined from these valuation methods by comparing their results to our market capitalization to determine an implied control premium. The reasonableness of this implied control premium is considered by comparing it to control premiums that have been paid in relevant actual change of control transactions. This assessment provides evidence that our underlying assumptions in our analyses of our reporting unit fair value are reasonable.

In calculating our market capitalization for these purposes, market volatility can have a significant impact on our capitalization, and if appropriate, we may consider the average market prices of our stock for a period of one or two months before the test date to determine market capitalization. A control premium arises from the fact that in an acquisition, there is typically a premium paid over current market prices of publicly traded companies that relates to the ability to control the operations of an acquired company. Further, assessments of control premiums in the asset management industry are difficult because many acquisitions involve privately held companies, or involve only portions of a public company, such that no control premium can be calculated. Asset manager transactions are often valued on EBITDA multiples which, absent unusual circumstances, have generally been consistently priced in a range of 8x to 13x EBITDA over the past several years.

Recent market evidence regarding control premiums suggest values of 13% to 79% as realistic and common and we believe such premiums to be a reasonable range of estimation for our equity value. Based on our analysis and consideration, we believe the implied control premium determined by our reporting unit value estimation at December 31, 2013, which is at the lower end of the observed range, is reasonable.

Recent Accounting Developments
See discussion of Recent Accounting Developments in Note 2 of Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the nine months ended December 31, 2013, there were no material changes to the information contained in Part II, Item 7A of Legg Mason’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Item 4. Controls and Procedures
As of December 31, 2013, Legg Mason's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Legg Mason's disclosure controls and procedures. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Legg Mason's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that Legg Mason's disclosure controls and procedures were effective on a reasonable assurances basis.  There have been no changes in Legg Mason's internal controls over financial reporting that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, Legg Mason's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1A. Risk Factors

The following is an update to the risk factors set forth in our Report on Form 10-K for the fiscal year ended March 31, 2013. The risk factors below have been updated to include activity for the nine months ended December 31, 2013.

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
The domestic mutual fund contracts asset acquired in the 2005 acquisition of the Citigroup Asset Management (“CAM”) business of $2,106 million and the Permal funds-of-hedge funds contracts assets of $692 million account for approximately 65% and 20%, respectively, of our indefinite-life intangible assets, while the goodwill in our reporting unit aggregates $1.2 billion.

The carrying values of domestic mutual fund contracts and Permal funds-of-hedge funds contracts assets were both written down to their respective fair values as a result of the aforementioned impairments during the fiscal year ended March 31, 2013.  As a result,  decreases in our cash flow projections or increases in the discount rates, resulting from actual results or changes in assumptions, resulting from market conditions, reduced assets under management, less favorable operating margins, lower yielding asset mixes, and other factors, may result in further impairments of these assets.  There can be no assurances that continued market uncertainty or asset outflows, or other factors, will not produce an additional impairment in either asset, particularly for the Permal funds-of-hedge funds contracts asset.
During the nine months ended December 31, 2013, no triggering events required that we consider impairment tests of any of our intangible assets or goodwill prior to our annual December 31 impairment tests.  We completed our annual impairment tests of goodwill and indefinite-life intangible assets during the quarter ended December 31, 2013, and determined that there was no impairment in the value of these assets as of December 31, 2013.
During the nine months ended December 31, 2013, cash flows from our Permal funds-of-hedge funds contracts marginally exceeded previous projections, such that the related carrying value continues to be sensitive to changes in actual results or the assumptions noted above.  For our domestic mutual fund contracts, during the nine months ended December 31, 2013, cash flows exceeded previous projections, but the related carrying value remains sensitive to changes in actual results or the assumptions noted above.  Therefore, market decreases, outflows or other changes in actual results or the assumptions noted above may result in an impairment of the Permal fund-of-hedge-funds or the domestic mutual fund contracts assets. A modest change with respect to the Permal fund-of-hedge-funds contracts could lead to impairment of the related asset, while a larger change with respect to the domestic mutual funds contracts would be required to impair the related asset.  As of December 31, 2013, the date of our most recent annual testing, the estimated fair value of the Permal funds-of-hedge funds contracts assets and the domestic mutual funds contracts assets exceeded their related carrying values by approximately $70 million and $450 million, respectively. Assuming all other factors remain the same, our actual results and/or changes in assumptions for the domestic mutual fund contracts and Permal funds-of-hedge fund contracts cash flow projections over the long term would have to deviate approximately 20% and 10% or more, respectively, or the discount rate would have to increase from 14.0% to 16.0% and 15.5% to 16.5%, respectively, for the assets to be deemed impaired. Cash flows from our reporting unit and other indicators of the reporting unit’s fair value have improved notably during the nine months ended December 31, 2013, such that its estimated fair value exceeds its aggregate carrying value by a material amount at December 31, 2013.  However, changes in the assumptions underlying projected cash flows from the reporting unit or its EBITDA multiple, resulting from market conditions, reduced assets under management or other factors, could still result in an impairment of goodwill.

Our Business Involves Risks of Being Engaged in Litigation and Liability That Could Increase Our Expenses and Reduce Our Net Income
Many aspects of our business involve substantial risks of liability. In the normal course of business, our asset managers are from time to time named as defendants or co-defendants in lawsuits, or are involved in disputes that involve the threat of lawsuits, seeking substantial damages. We are also involved from time to time in governmental and self-regulatory organization investigations and proceedings, including the regulatory proceedings discussed in Note 9 of Notes to Consolidated Financial Statements. Similarly, the investment funds that our asset managers manage are subject to actual and threatened lawsuits and governmental and self-regulatory organization investigations and proceedings, any of which could harm the investment returns or reputation of the applicable fund or result in our asset managers being liable to the funds for any resulting damages. There has been an increased incidence of litigation and regulatory investigations in the asset management industry in recent years, including customer claims as well as class action suits seeking substantial damages. Any litigation can increase our expenses and reduce our net income.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets out information regarding our purchases of Legg Mason common stock in each month during the quarter ended December 31, 2013:

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value that may yet be purchased under the plans or programs(3)
October 1, 2013 through October 31, 2013	554,426	$34.72	554,426	$530,586,654
November 1, 2013 through November 30, 2013	1,064,272	38.93	1,049,312	489,653,637
December 1, 2013 through December 31, 2013	715,329	41.65	715,329	459,856,849
Total	2,334,027	$38.77	2,319,067	$459,856,849

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

Item 6. Exhibits

3.1	Articles of Incorporation of Legg Mason, as amended (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on July 26, 2011)
3.2	By-laws of Legg Mason, as amended and restated July 26, 2011 (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on July 26, 2011)
10.1	Agreement dated December 16, 2013 between Legg Mason & Co., LLC and Thomas K. Hoops *
10.2
Incremental Revolving Facility Agreement dated as of January 31, 2014, among Legg Mason, Inc., as Borrower, Citibank, N.A., as Administrative Agent, and the other banks party thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 31, 2014)

10.3	Legg Mason, Inc. Deferred Compensation Fund Plan *
12	Computation of consolidated ratios of earnings to fixed charges
31.1	Certification of Chief Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended December 31, 2013, filed on February 6, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

*    These exhibits are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGG MASON, INC.

DATE: February 6, 2014                          /s/ Joseph A. Sullivan
Joseph A. Sullivan
President, Chief Executive Officer, and Director

DATE: February 6, 2014                     /s/ Peter H. Nachtwey
Peter H. Nachtwey
Senior Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Legg Mason, as amended (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on July 26, 2011)
3.2	By-laws of Legg Mason, as amended and restated July 26, 2011 (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on July 26, 2011)
10.1	Agreement dated December 16, 2013 between Legg Mason & Co., LLC and Thomas K. Hoops *
10.2
Incremental Revolving Facility Agreement dated as of January 31, 2014, among Legg Mason, Inc., as Borrower, Citibank, N.A., as Administrative Agent, and the other banks party thereto (incorporated by reference to Legg Mason's Current Report on Form 8-K for the event on January 31, 2014)

10.3	Legg Mason, Inc. Deferred Compensation Fund Plan *
12	Computation of consolidated ratios of earnings to fixed charges
31.1	Certification of Chief Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Financial statements from the quarterly report on Form 10-Q of Legg Mason, Inc. for the quarter ended December 31, 2013, filed on February 6, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements tagged in detail

*    These exhibits are management contracts or compensatory plans or arrangements.